Form 10KSB
FNB CORP/NC
filed 1995-03-31
CIK 764811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                             FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
            OR
[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED]
For the transition period from ______________________ to ______________________

Commission File Number 0-13823
                                FNB CORP.
        (Exact name of registrant as specified in its charter)

      North Carolina                                     56-1456589
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

101 Sunset Avenue, Asheboro, North Carolina                         27203
 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (910) 626-8300 Securities registered under Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Act:  Common Stock, par value $2.50 per share
                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes    X
No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to the Form 10-KSB.   [ ]

The registrant's revenues for the year ended December 31, 1994 were $19,762,934.

As of March 10, 1995, the aggregate market value of voting stock held by nonaffiliates of the registrant, assuming, without admission, that all directors and officers of the registrant may be deemed affiliates, was $24,208,066.

The registrant had 1,200,000 shares of $2.50 par value common stock outstanding at March 10, 1995.

Transitional Small Business Disclosure Format (Check One):   Yes
No   X

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended
December 31, 1994 are incorporated by reference into Part II.

Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 9, 1995 are incorporated by reference into Part III.

                               PART I

                Item 1.  Description of Business

   FNB Corp. (the "Corporation") is a bank holding company incorporated under the laws of the State of North Carolina in 1984. On July 2, 1985, through an exchange of stock, the Corporation acquired its wholly- owned bank subsidiary, First National Bank and Trust Company (the "Bank"), a national banking association founded in 1907.

   The Bank, a full-service commercial bank, currently conducts all of its operations in Randolph, Montgomery and Chatham counties in North Carolina. Four offices, including the main office, are located in Asheboro. Additional community offices are located in Archdale (two offices), Biscoe, Ramseur, Randleman, Seagrove and Siler City. Some of the major services offered include checking accounts, NOW accounts (including two package account versions that offer a variety of products and services), money market accounts, savings accounts, certificates of deposit, holiday club accounts, individual retirement accounts, credit cards and loans, both secured and unsecured, for business, agricultural and personal use. The Bank also has automated teller machines and is a member of "Honor", a regional teller machine network that operates in Virginia, North Carolina, South Carolina, Georgia, Florida, Maryland and Tennessee. In total, the Honor network, through arrangements with other networks, allows access to automated teller machines located in a total of forty-one states and Puerto Rico.

   The Bank has a Trust and Investment Services Department that offers traditional trust and estate settlement services, investment management programs and tax-deferred annuities. The annuity program commenced in the 1993 third quarter.

   The Bank significantly augmented its normal growth pattern by the acquisition on December 3, 1992 of a branch office located in Archdale, N.C. from another commercial bank. The principal amounts acquired included deposits of $4,870,000, loans of $1,112,000 and net cash of $3,300,000.

   The Bank increased its investment in premises and equipment through a major renovation of its Ramseur office. This project, completed in August, 1993, improved customer accessibility and office appearance.

   During 1994, a new credit card operation was established in which the Bank carries its own credit card receivables as opposed to the former fee-based arrangement under which accounts were generated for and owned by a correspondent bank. As part of the new credit card strategy, extensive customer solicitation efforts are scheduled for 1995. Additionally, the merchant aspect of credit card operations has been shifted to an in-house basis from the prior correspondent arrangement.

   In a significant 1994 development, the Bank elected to outsource all of its data processing, item capture and statement rendering operations. The conversion to a service bureau arrangement was completed in the 1994 fourth quarter. The major items of data processing equipment that were no longer needed by the Bank were acquired by the new processor. While the bank does not plan to resume any major data processing operations, the level of computer equipment is expected to be significantly increased in 1995 through expanded use of personal computer networks. The new networks will allow for a more direct input of basic loan and deposit account information to the data files maintained by the service bureau.

   In addition to the outsourcing decision for data processing, management has adopted a comprehensive project for the reengineering of all Bank operations to become more competitive and cost-effective in developing business and servicing customers. This project, scheduled for completion in 1995, may eliminate or realign some positions within the Bank. The more significant reengineering costs are expected to be incurred in the first half of 1995.

   On December 30, 1993, the Corporation entered into definitive agreements to acquire two mutual savings banks, Home Savings Bank of Siler City, SSB ("Home") of Siler City, North Carolina and Randleman Savings Bank, SSB ("Randleman") of Randleman, North Carolina, in merger/conversion transactions, pursuant to which the savings banks would convert from mutual to stock form and the Corporation would simultaneously acquire the shares issued in the conversions. Consummation of the proposed acquisitions is subject to regulatory approval by the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System and the Administrator of the North Carolina Savings Institutions Division. At December 31, 1994, Home operated one office and had approximately $43,614,000 in total assets, $37,732,000 in deposits and $5,105,000 in retained earnings. On this same date, Randleman had approximately $15,610,000 in total assets, $13,459,000 in deposits and $2,100,000 in retained earnings.

   Regulatory applications for approval to consummate the proposed acquisitions were filed in April, 1994. Substantial changes in regulatory policy occurring shortly after the applications were filed effectively resulted in a moratorium on federal approval of merger/conversions, and the Corporation subsequently withdrew the applications to the FDIC and the Federal Reserve. The Corporation and the savings banks are exploring other methods of effecting a combination and continue to monitor developments in federal regulations and policy with respect to merger/conversions. Depending on the results of the continuing evaluation of the progress toward finding a method of effecting a combination, the Corporation may elect to charge to expense in the first half of 1995 certain costs, amounting to $179,143 at December 31, 1994, that have been deferred in connection with the proposed acquisitions.

Competition

   The commercial banking industry within the Bank's marketing area is extremely competitive. The Bank faces direct competition in Randolph, Montgomery and Chatham counties from approximately twenty- four different financial institutions, including commercial banks, savings institutions and credit unions. Although none of these entities is dominant, the Bank considers itself one of the major financial institutions in the area in terms of total assets and deposits. Further competition is provided by banks located in adjoining counties, as well as other types of financial institutions such as insurance companies, finance companies, pension funds and brokerage houses and other money funds.

Supervision and Regulation

   The Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is registered as such with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). A bank holding company is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting stock of such bank, unless it already owns a majority of the voting stock of such bank. Furthermore, a bank holding company, with limited exceptions, is prohibited from acquiring direct or indirect ownership or control of more than five percent of the voting stock of any company which is not a bank or a bank holding company and must engage only in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares in a company the activities of which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

   The Federal Reserve Board has determined that certain activities are closely related to banking, and that bank holding companies may apply to the Federal Reserve Board for permission to form, retain or acquire an interest in a company engaging or proposing to engage in these activities. The permitted nonbanking activities include, without limitation: (1) making, acquiring or servicing loans or other extensions of credit such as consumer finance, credit card, mortgage, commercial finance and factoring companies would make; (2) acting as an investment or financial advisor; (3) leasing real or personal property or acting as agent, broker, or advisor in leasing such property if the lease is to serve as the functional equivalent of an extension of credit to the lessee of the property and certain other conditions are met; (4) providing bookkeeping or data processing services under certain circumstances; (5) acting as an insurance agent or broker with respect to insurance that is directly related to the extension of credit with other financial services; (6) acting as an underwriter for credit life insurance and credit accident and health insurance directly related to extensions of credit by the holding company system; and (7) providing securities brokerage services and related securities credit activities.

   As a national banking association, the Bank is subject to regulatory supervision, of which regular bank examinations by the Comptroller of the Currency are a part. The Bank is a member of the Federal Deposit Insurance Corporation (the "FDIC") which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, each bank pays a semi-annual statutory assessment and is subject to the rules and regulations of the FDIC. The Bank is also a member of the Federal Reserve System and is therefore subject to the applicable provisions of the Federal Reserve Act, which imposes restrictions on loans by subsidiary banks to a holding company and its other subsidiaries and on the use of stock or securities as collateral security for loans by subsidiary banks to any borrower.

   The ability of the Corporation to pay dividends depends to a large extent upon the amount of dividends the Bank pays to the Corporation. Approval of the Comptroller of the Currency, or his designate, will be required for any dividend to the Corporation by the Bank if the total of all dividends, including any proposed dividend, declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

Effect of Governmental Policies

   The operations and earnings of the Bank and, therefore, of the Corporation are affected by legislative changes and by the policies of various regulatory agencies. In particular, the Bank is affected by the monetary and fiscal policies of the Federal Reserve Board. The instruments of monetary policy used by the Federal Reserve Board include its open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements on member bank deposits. The actions of the Federal Reserve Board influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans or paid on deposits.

Employees

   As of December 31, 1994, the Corporation had three officers, all of whom were also officers of the Bank. On that same date, the Bank had 127 full-time employees and 21 part-time employees. The Bank considers its relationship with its employees to be excellent. The Bank provides employee benefit programs, including a noncontributory defined benefit pension plan, matching retirement/savings plan, group life, health and dental insurance, paid vacations, sick leave, and health care and life insurance benefits for retired employees.

Item 2.  Description of Property

   The main offices of the Bank and the principal executive offices of the Corporation are located in an office building at 101 Sunset Avenue, Asheboro, North Carolina. The premises contain approximately 36,500 square feet of office space. The Bank also has other community offices in Asheboro, Archdale, Biscoe, Ramseur, Randleman, Seagrove and Siler City, North Carolina. Except as noted below, all premises are owned by the Bank in fee. The Randolph Mall office in Asheboro, an automated teller machine location at the Randolph Mall and another automated teller machine location in Asheboro are under leases expiring December 31, 1999, December 31, 1996 and May 31, 1996, respectively. The Bush Hill office in Archdale is under a lease expiring January 31, 2002, with lease renewal options for up to an additional 20-year term. The land on which the Seagrove Office is situated is under a lease expiring June 30, 2016. At that time, the land is subject to a purchase option at a fixed price or lease renewal options for up to an additional 30-year term.

Item 3.  Legal Proceedings

   Not applicable.

Item 4.  Submission of Matters To A Vote Of Security Holders

   Not applicable.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

   Information with respect to FNB Corp. common stock, appearing under the headings "Common Stock" and "Market Makers" of the section entitled "General Information" and under the heading "Table 10 - Quarterly Financial Data" of the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1994 Annual Report to Shareholders, is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation

   The sections entitled "Five Year Financial History" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1994 Annual Report to Shareholders are incorporated herein by reference.

Item 7.  Financial Statements

   The consolidated financial statements of the Corporation and its subsidiary and the opinion of KPMG Peat Marwick LLP, independent certified public accountants, with respect thereto, are incorporated herein by reference, as identified below, from the 1994 Annual Report to Shareholders.


   Independent Auditors' Report

   Consolidated Balance Sheets, December 31, 1994 and 1993

   Consolidated Statements of Income, years ended
   December 31, 1994, 1993 and 1992

   Consolidated Statements of Shareholders' Equity, years ended
   December 31, 1994, 1993 and 1992

   Consolidated Statements of Cash Flows, years ended
   December 31, 1994, 1993 and 1992

   Notes to Consolidated Financial Statements

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

   Not Applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

   Information with respect to directors, appearing under the heading "Election of Directors" in the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 9, 1995, is incorporated herein by reference. Information with respect to executive officers, appearing under the heading "Executive Officers" in the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 9, 1995, is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Exchange Act, appearing under the heading "Security Ownership of Management" in the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 9, 1995, is incorporated herein by reference.

Item 10.  Executive Compensation

   Information with respect to executive compensation, appearing under the heading "Executive Compensation" in the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 9, 1995, is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

   Information with respect to security ownership of certain beneficial owners and management, appearing under the headings "Voting Securities Outstanding and Principal Shareholders" and "Security Ownership of Management" in the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 9, 1995, is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

   Information with respect to certain relationships and related transactions, appearing under the heading "Indebtedness of Officers and Directors" in the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 9, 1995, is incorporated herein by reference.

                                  PART IV

Item 13.  Exhibits and Reports on Form 8-K

   (a) Exhibits to this report are listed in the index to exhibits on pages 10 and 11 of this report.

   (b)   Reports on Form 8-K.

      No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FNB Corp.
                                      (Registrant)


Date:   March 27, 1995               By:   /s/ Michael C. Miller
                                           Michael C. Miller
                                           President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1995.

Signature                        Title


/s/ Michael C. Miller                  President, Chief Executive
Michael C. Miller                      Officer and Director


/s/ Jerry A. Little                    Treasurer and Secretary
Jerry A. Little                        (Principal Financial and
                                       Accounting Officer)

/s/ James M. Culberson, Jr.            Chairman of the Board
James M. Culberson, Jr.


/s/ James M. Campbell, Jr.             Director
James M. Campbell, Jr.


/s/ Wilbert L. Hancock                 Director
Wilbert L. Hancock


/s/ Thomas A. Jordan                   Director
Thomas A. Jordan


/s/ R. Reynolds Neely, Jr.             Director
R. Reynolds Neely, Jr.

Signature                              Title


/s/ Richard K. Pugh                    Director
Richard K. Pugh


/s/ J. M. Ramsay III                   Director
J. M. Ramsay III


/s/ Charles M. Stout, M.D.             Director
Charles W. Stout, M.D.


/s/ Earlene V. Ward                    Director
Earlene V. Ward


/s/ E. C. Watkins, Jr.                 Director
E. C. Watkins, Jr.

                                FNB CORP.

                            INDEX TO EXHIBITS

Exhibit No.            Description of Exhibit                        Page No.

    3.10 Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit
            3.1 to the Registrant's Form S-14 Registration
            Statement (No. 2-96498) filed March 16, 1985.

    3.11    Articles of Amendment to Articles of
            Incorporation of the Registrant, adopted
            May 10, 1988, incorporated herein by reference to Exhibit 19.10 to the Registrant's Form 10-Q
            Quarterly Report for the quarter ended June 30, 1988.

    3.20 Amended and Restated Bylaws of the Registrant, adopted October 11, 1990, incorporated herein by reference to Exhibit 19 to the Registrant's Form 10-Q
            Quarterly Report for the quarter ended September
            30, 1990.

    3.21    Amendment to Bylaws of the Registrant, adopted
            September 19, 1991, incorporated herein by reference to Exhibit 19 to the Registrant's Form 10-Q Quarterly
            Report for the quarter ended September 30, 1991.

    3.22 Amendment to Bylaws of the Registrant, adopted December 16, 1993, incorporated herein by reference to Exhibit 3.22 to the Registrant's Form 10-KSB Annual Report for the fiscal year ended December 31, 1993.

    4 Specimen of Registrant's Common Stock Certificate, incorporated herein by reference to Exhibit 4 to Amendment No. 1 to the Registrant's Form S-14 Registration Statement (No. 2-96498) filed April 19, 1985.

   10.10 Form of Split Dollar Insurance Agreement dated as of November 1, 1987 between First National
            Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 19.20 to the Registrant's
            Form 10-Q Quarterly Report for the Quarter ended June 30, 1988.

Exhibit No.            Description of Exhibit                   Page No.

   10.11    Form of Amendment to Split Dollar Insurance
            Agreement dated as of November 1, 1994
            between First National Bank and Trust Company and certain of its key employees and directors.

   10.20    Copy of Split Dollar Insurance Agreement
            dated as of May 28, 1989 between First National
            Bank and Trust    Company and James M.
            Culberson, Jr., incorporated herein by reference to Exhibit 10.30 to the Registrant's Form 10-K
            Annual Report for the fiscal year ended
            December 31, 1989.

   10.30    Copy of Stock Compensation Plan adopted
            May 11, 1993, incorporated herein by
            reference to Exhibit 10.40 to the Registrant's
            Form 10-QSB Quarterly Report for the quarter ended June 30, 1993.

   10.31 Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant's Stock Compensation
            Plan.

   10.32 Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant's Stock Compensation
            Plan.

   10.40 Copy of FNB Corp. Savings Institutions Management Stock Compensation Plan adopted May 10, 1994, incorporated herein by reference to Exhibit 10.40 to the Registrant's Form 10-QSB Quarterly Report for the quarter ended June 30, 1994.

   13       Portions of the Registrant's 1994 Annual Report to
            Shareholders, which are incorporated within this report at the items so designated.

   21       Subsidiaries of the Registrant.

   23       Consent of Independent Auditors.

   27       Financial Data Schedule.