Form 10QSB
period 1995-03-31
FNB CORP/NC
filed 1995-05-15
CIK 764811

Washington, DC  20549

                         FORM 10-QSB


  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended March 31, 1995

                         OR

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
  For the transition period from             to

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

                        (910) 626-8300
     (Registrant's telephone number, including area code)

                        Not Applicable
           (Former name, former address and former
          fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  X       No

  The registrant had 1,200,000 shares of $2.50 par value common stock outstanding at May 1, 1995.

  Transitional Small Business Disclosure Format (Check One):
  Yes       No   X

                   PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          FNB Corp. and Subsidiary

                        CONSOLIDATED BALANCE SHEETS

                                 March 31,                December 31,
ASSETS                    1995             1994               1994

Cash and due from
  banks               $10,104,157      $ 8,429,076        $9,348,113
Federal funds sold      2,615,000        2,525,000                -
Investment securities:
  Available for sale,
   at estimated fair
   value (amortized
   cost of $19,129,126,
   $27,743,003 and
   $25,713,359)        18,952,290       27,565,744        24,569,036
  Held to maturity
   (estimated fair
   value of $52,859,384,
   $50,808,858 and
   $50,809,510)        53,367,045       50,354,879        52,414,194
Loans                 168,265,885      157,491,084       168,327,821
  Less: Allowance for
   loan losses         (1,748,616)      (1,752,172)       (1,719,717)
        Net loans     166,517,269      155,738,912       166,608,104
Premises and
  equipment             5,062,624        5,396,263         5,024,522
Other assets            3,470,772        3,458,413         3,651,740

      TOTAL ASSETS  $ 260,089,157   $  253,468,287     $ 261,615,709

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest-bearing
   demand deposits  $  36,476,499   $   35,324,571     $  37,282,808
  Interest-bearing
   deposits: NOW,
   savings and money
   market deposits     77,536,821       87,128,591        82,400,774
   Time deposits of
    $100,000 or more   23,308,267       20,789,056        20,191,213
   Other time
     deposits          92,839,636       85,966,177        90,050,517
      Total deposits  230,161,223      229,208,395       229,925,312
Retail repurchase
  agreements            3,729,667               -          3,526,226
Federal funds
  purchased                    -                -          3,050,000
Other liabilities       2,263,449        1,769,966         1,735,041
   TOTAL LIABILITIES  236,154,339      230,978,361       238,236,579

Shareholders' equity:
  Preferred stock -
   $10.00 par value;
   authorized 200,000
   shares; none issued         -                -                 -
  Common stock - $2.50
   par value;
   authorized 5,000,000
   shares; issued
   1,200,000 shares     3,000,000        3,000,000         3,000,000
  Surplus                 900,000          900,000           900,000
  Retained earnings    20,151,529       18,706,917        20,234,383
  Net unrealized
    securities losses    (116,711)        (116,991)         (755,253)
        TOTAL
         SHAREHOLDERS'
         EQUITY        23,934,818       22,489,926        23,379,130

        TOTAL LIABILITIES
         AND SHAREHOLDERS'
         EQUITY    $  260,089,157   $  253,468,287     $ 261,615,709

         See accompanying notes to consolidated financial statements.

                                  1

                      FNB Corp. and Subsidiary

                  CONSOLIDATED STATEMENTS OF INCOME

                                              Three Months Ended
                                                   March 31,
                                           1995                1994

INTEREST INCOME:
  Interest and fees on loans      $     3,697,073      $    3,083,062
  Interest and dividends on
    investment securities:
    Taxable income                        999,144             889,926
    Non-taxable income                    159,433             175,437
  Federal funds sold                       13,640              11,370
       Total interest income            4,869,290           4,159,795

INTEREST EXPENSE:
  Deposits                              2,026,107           1,660,822
  Retail repurchase agreements             40,080                  -
  Federal funds purchased                  12,563               1,328
       Total interest expense           2,078,750           1,662,150

NET INTEREST INCOME                     2,790,540           2,497,645
  Provision for loan losses                95,000              35,000
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                       2,695,540           2,462,645

OTHER OPERATING INCOME:
  Service charges on deposit accounts     303,601             282,613
  Annuity and brokerage commissions        63,916             104,845
  Credit card income                       52,403              10,919
  Other service charges, commissions
    and fees                               79,818              91,034
  Losses on sales of securities          (414,596)                 -
  Other income                             31,516              56,310
       Total other operating income       116,658             545,721
OTHER OPERATING EXPENSE:
  Personnel expense                     1,088,626           1,204,061
  Net occupancy expense                   118,427             121,034
  Furniture and equipment expense         119,242             136,593
  Data processing services                208,124              38,759
  Restructuring charges                   460,457                  -
  Other expense                           691,947             577,780
       Total other operating expense    2,686,823           2,078,227

INCOME BEFORE INCOME TAXES                125,375             930,139
Income taxes                               (7,771)            266,739

NET INCOME                       $        133,146     $       663,400

PER SHARE DATA:
  Net income                     $            .11     $           .55
  Cash dividends declared                     .18                 .17

  Average number of shares
   outstanding                          1,200,000           1,200,000

      See accompanying notes to consolidated financial statements.

                                 2

                     FNB Corp. and Subsidiary

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Three Months Ended
                                                       March 31,
                                               1995             1994
OPERATING ACTIVITIES:
  Net income                            $    133,146      $   663,400
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
   Depreciation and amortization
    of premises and equipment                102,675          110,115
   Provision for loan losses                  95,000           35,000
   Deferred income taxes                    (232,238)          59,266
   Deferred loan fees and costs, net         (12,410)        (239,244)
   Premium amortization and discount
    accretion of investment securities,
    net                                       51,393          157,084
   Amortization of intangibles                14,779           19,796
   Losses on sales of securities             414,596               -
   Net decrease in loans held for sale            -         1,089,594
   Decrease (increase) in other assets        63,267         (383,512)
   Increase in other liabilities             528,388          310,951

     NET CASH PROVIDED BY OPERATING
     ACTIVITIES                            1,158,596        1,822,450

INVESTING ACTIVITES:
  Available-for-sale securities:
    Proceeds from sales                    5,896,328               -
    Proceeds from maturities                 478,592        2,944,239
    Purchases                               (249,405)      (1,477,631)
  Held-to-maturity securities:
    Proceeds from maturities               4,580,000        5,193,000
    Purchases                             (5,540,477)      (6,540,591)
  Net decrease (increase) in loans            31,086         (932,641)
  Proceeds from sales of premises
    and equipment                                 20              155
  Purchases of premises and equipment       (140,777)         (82,241)
  Other, net                                 (16,271)          32,771
        NET CASH PROVIDED BY (USED IN)
            INVESTING ACTIVITIES           5,039,096         (862,939)

FINANCING ACTIVITIES:
  Net increase in deposits                   235,911        4,948,339
  Increase in retail repurchase
    agreements                               203,441               -
  Decrease in federal funds purchased     (3,050,000)      (1,800,000)
  Cash dividends paid                       (216,000)        (204,000)
        NET CASH PROVIDED BY (USED IN
            FINANCING ACTIVITIES          (2,826,648)       2,944,339

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                              3,371,044        3,903,850
Cash and cash equivalents at
  beginning of period                      9,348,113        7,050,226

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                           $   12,719,157    $  10,954,076
Supplemental disclosure of cash
  flow information:
 Cash paid during the period for:
  Interest                            $    1,856,513    $   1,669,813
  Income taxes                               322,622           29,000

      See accompanying notes to consolidated financial statements.

                                 3

                       FNB Corp. and Subsidiary

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated financial statements, prepared without audit, include the accounts of FNB Corp. (the
     Corporation) and its wholly-owned subsidiary, First National
     Bank and Trust Company (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation.

2. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

3. Loans as presented are net of unearned income of $602,876, $2,849,749 and $944,168 at March 31, 1995, March 31, 1994 and
     December 31, 1994, respectively.

4.   Significant components of other expense were as follows:

                                               Three Months Ended
                                                    March 31,
                                             1995           1994

       FDIC insurance                     $127,974       $123,956
       Stationery, printing and
         supplies                           72,109         70,107
       Deferred acquisition costs
         charged to expense                113,833             -

5. In 1995, management adopted a comprehensive restructuring project for the purpose of reengineering all Bank operations to become more competitive and cost-effective in developing business and servicing customers and to improve long-term profitability. This project, scheduled for completion in 1995, will eliminate or realign some positions within the bank and will result in one-time charges to earnings. The most significant costs are expected to be incurred in the first half of 1995.

     A summary of the restructuring charges incurred or accrued during the three months ended March 31, 1995 is as follows:

       Retirement benefits                            $256,266
       Other personnel costs                            48,431
         Total personnel costs                         304,697
       Professional fees related
         to restructuring project                      155,760
         Total restructuring charges                  $460,457

6. Certain amounts for 1994 have been reclassified to conform with the presentation for 1995. The reclassifications had no effect on shareholders' equity or net income as previously reported.

7. In the opinion of management, the financial information furnished in this report includes all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results for the periods presented.

Item 2.  Management's Discussion and Analysis or Plan of Operation


     The purpose of this discussion and analysis is to assist in the understanding and evaluation of the financial condition, changes in financial condition and results of operations of FNB Corp. (the Corporation) and its wholly-owned subsidiary, First National Bank and Trust Company (the Bank). This discussion and analysis should be read in conjunction with the financial information appearing elsewhere in this report.

OVERVIEW

     The Corporation earned $133,146 in the first quarter of1995, a 79.9% decline from the same period in 1994. Earning per share decreased from $.55 to $.11 in comparing these first quarter periods. The 1995 first quarter results were impacted by certain special charges described in more detail in the "Earnings Review".

     Total assets were $260,089,157 at March 31, 1995, up 2.6% from March 31, 1994 and down 0.6% from December 31, 1994. Loans amounted to $168,265,885 at March 31, 1995, increasing 6.8% from March 31, 1994 and decreasing 0.04% from December 31, 1994. Total deposits of $230,161,223 at March 31, 1995 were relatively unchanged from these comparative balance sheet dates.

     In December 1993, the Corporation entered into definitive agreements to acquire two mutual savings banks, Home Savings Bank of Siler City, SSB and Randleman Savings Bank, SSB, which had total assets at December 31, 1994 of $43,614,000 and $15,610,000, respectively. In 1994, the Corporation withdrew the applications it had filed with the FDIC and Federal Reserve for approval of the acquisitions as substantial changes in regulatory policy in 1994 effectively resulted in a moratorium on federal approval of such merger/conversion transactions. The Corporation and savings banks are exploring other methods of effecting a combination and continue to monitor developments in federal regulations and policy with respect to merger/conversions.

EARNINGS REVIEW

     The Corporation's net income declined $530,254 or 79.9% in the first quarter of 1995 compared to the same period of 1994. The 1995 first quarter was negatively affected by restructuring charges of $460,457 and losses on sales of securities of $414,596, which are considered one-time charges taken for the strategic purposes discussed in "Business Development Matters". Additionally, and as further discussed in "Other Operating Expense", there was a $113,833 charge to expense related to costs that had been deferred in connection with the proposed acquisition of two mutual savings banks. Earnings were positively impacted in the 1995 first quarter by an increase of $292,895 or 11.7% in net interest income.

     Return on average assets, affected by the special charges in 1995, declined from 1.06% in the first quarter of 1994 to 0.20% in the first quarter of 1995. Similarly, return on average shareholders' equity declined from 11.79% to 2.24% in comparing the same periods.

Net Interest Income

     Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

     Net interest income was $2,790,540 in the first quarter of 1995 compared to $2,497,645 in the same period of 1994. This increase of $292,895 or 11.7% resulted from an improvement in the net yield on earning assets, or net interest margin, from 4.41% in the 1994 first quarter to 4.72% in the same period of 1995 coupled with a 4.1% increase in the level of average earning assets. The net interest margin, affected for some period prior to early 1994 by a significant decline in the interest rate structure, had generally improved until the second quarter of 1993 as a result of lower deposit rates and then decreased as the impact of declining yields on earning assets became more significant. The interest rate scenario changed significantly in 1994, influenced by actions taken by the Federal Reserve to combat a possible resurgence in inflation. The interest rate increases in 1994 and early 1995 have resulted in an improvement in the net interest margin.
Additionally, there has been a continuing negative impact on the margin from certain variable-rate time deposits with minimum rates in excess of current market rates. Such variable-rate time deposits are being phased out over a two-year period that commenced in January 1994. On a taxable equivalent basis, the increase in net interest income in the first quarter of 1995 was slightly lower at $290,000, reflecting a decline in the level and yield of non-taxable investment securities.

     Table 1 on page 12 sets forth for the periods indicated information with respect to the Corporation's average balances of assets and liabilities, as well as the total dollar amounts of interest income (taxable equivalent basis) from earning assets and interest expense on interest-bearing liabilities, resultant rates earned or paid, net interest income, net interest spread and net yield on earning assets. Net interest spread refers to the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. Net yield on earning assets, or net interest margin, refers to net interest income divided by average earning assets and is influenced by the level and relative mix of earning assets and interest-bearing liabilities. Changes in net interest income on a taxable equivalent basis, as measured by volume and rate variances, are also analyzed in Table 1. Volume refers to the average dollar level of earning assets and interest-bearing liabilities.

     Changes in the net interest margin and spread tend to correlate with movements in the prime rate of interest. The prime rate, which had been 6.00% at December 31, 1992 and 1993, moved up significantly in 1994 to close the year at 8.50%. The average prime for those three years amounted to 6.25%, 6.00% and 7.09%, respectively. The prime rate had declined significantly from 1991 to 1993, but began to increase in 1994 following steps taken by the Federal Reserve to combat a possible resurgence in inflation. The prime rate increased towards the end of the first quarter in 1994 and an additional four times during the remainder of that year. In the first quarter of 1995, it increased again to 9.00% and there appears some possibility of a further 1995 increase. The average prime was 8.79% in the first quarter of 1995 compared to 6.02% in the same period of 1994. In comparing first quarter periods, the net interest spread improved 13 basis points from 3.79% in 1994 to 3.92% in 1995 due to the fact that a higher level of interest rates has to this point resulted in a greater increase in the average total yield on earning assets than in the average rate paid on interest-bearing liabilities, or cost of funds. The average yield increased by 89 basis points from 7.27% in 1994 to 8.16% in 1995, while the cost of funds increased by 76 basis points in moving from 3.48% to 4.24%.

Provision for Loan Losses

     This provision is the charge against earnings to provide an allowance or reserve for possible future losses on loans. The amount of each period's charge is affected by several considerations including management's evaluation of various risk factors in determining the adequacy of the allowance (see "Asset Quality"), actual loan loss experience and loan portfolio growth. Earnings were negatively impacted in the first quarter of 1995 compared to the same period in 1994 by a $60,000 increase in the provision.

Other Operating Income

     Total other operating, or noninterest, income decreased $429,063 or 78.6% in the first quarter of 1995 compared to the same period in 1994 due principally to losses on sales of securities in 1995 of $414,596 (see "Business Development Matters"). The increase in service charges on deposit accounts resulted primarily from the change in the 1994 fourth quarter in the method of collecting fees on returned checks and overdraft items. Annuity and brokerage commissions declined because of a reduction in sales of tax-deferred annuity products. There was a lower level of "other income" due to a reduction in gains on loan sales.
Increases in mortgage loan rates have negatively impacted both mortgage loan activity and the average level of profitability on loans actually sold. Credit card income increased due to a new program (see "Business Development Matters").

Other Operating Expense

     Total other operating, or noninterest, expense increased $608,596 or 29.3% in the first quarter of 1995 compared to the same period of 1994 due primarily to restructuring charges in 1995 of $460,457 (see "Business Development Matters") and to deferred acquisition costs charged to expense in 1995 of $113,833. The components of other operating expense have been significantly changed by the Bank's decision in 1994 to outsource its data processing operations (see "Business Development Matters"). The conversion of data processing operations to a service bureau arrangement was completed in the 1994 fourth quarter.
Consequently, the level of expense for data processing services, which includes trust and credit card processing costs in addition to basic data processing operations, has increased significantly in 1995. Personnel and equipment costs are being reduced, however, as a result of the outsourcing decision. A change in credit card operations (see "Business Development Matters") has also contributed to a higher cost of data processing services.

     Personnel expense, as noted above, has been positively impacted by the outsourcing of data processing operations with only a slight offset from the change implemented in mid-1994 in credit card operations. There are expected to be additional reductions in personnel and other expenses from the comprehensive project being undertaken in 1995 for the reengineering of all bank operations (see "Business Development Matters"). The restructuring charges noted above are expected to constitute the majority of the costs to be incurred in connection with this project. The number of full-time equivalent employees decreased in 1994, reflecting in particular the outsourcing of data processing operations. A further decrease occurred in the 1995 first quarter as the benefits of the reengineering project began to be realized. Additional reductions are subsequently expected in 1995. As is the situation for other operating expenses, personnel expense is subject to the continuing effects of inflation through normal salary adjustments and higher costs of fringe benefits.

     As discussed in the "Overview", the Corporation has entered into definitive agreements to acquire two mutual savings banks. Changes in regulatory policy, however, have effectively resulted in a moratorium on federal approval of such merger/conversion transactions. Based on the results of the continuing evaluation of the progress toward finding a method of effecting a combination, the Corporation has elected to charge to expense in the first quarter of 1995 certain costs, amounting to $113,833, that had been deferred in connection with the proposed acquisitions. The remaining deferred costs amounted to $70,392 at March 31, 1995.

     Because of the Federal Deposit Insurance Corporation Improvement Act (FDICIA) enacted in 1989, FDIC insurance expense was increased substantially, with the Bank's expense amounting to $503,379 in the year ended December 31, 1994 and $127,974 in the first quarter of 1995. The FDIC has two separate insurance funds, which are the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). When each fund reaches the
1.25 percent reserve ratio required by FDICIA, then the corresponding insurance assessment rates can be lowered starting within that semiannual period. While the BIF fund is expected to reach the mandated reserve ratio in mid-1995, the SAIF fund may not reach this level for several years. Since most of the Bank's deposits are insured through BIF, the Bank could experience a significant savings in FDIC insurance expense, if as currently projected, the effective BIF rate is lowered by as much as 83%.

Income Taxes

     Based on the interaction of the significant level of special charges incurred and the normal level of tax-exempt income, there was an income tax benefit recorded in the first quarter of 1995. The effective rate of income tax expense of 28.7% in the first quarter of 1994 did not significantly change from the 28.6% rate in the same period of 1993.

LIQUIDITY

     Liquidity refers to the continuing ability of the Bank to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to the Corporation for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from three major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold and (c) the available-for-sale securities portfolio. While additional liquidity is readily obtainable by purchasing federal funds from other banks, the Bank has not found it necessary to utilize this resource to any substantial extent in recent years. Further, while available-for-sale securities are intended to be a source of immediate liquidity, the entire investment securities portfolio is managed to provide both income and a ready source of liquidity.
The average portfolio life of debt securities is approximately three years, resulting in a substantial level of maturities each year. All debt securities are of investment grade quality and, if the need arises, can be promptly liquidated on the open market or pledged as collateral for short-term borrowing.

     In line with its approach to liquidity, the Bank as a matter of policy does not solicit or accept brokered deposits for funding asset growth. Instead, loans and other assets are based on a solid core of local deposits and the Bank's strong capital position. To date, the steady increase in deposits, retail repurchase agreements and capital has been adequate to fund loan demand in the Bank's market area, while maintaining the desired level of immediate liquidity and a substantial investment portfolio available for both immediate and secondary liquidity purposes.

ASSET/LIABILITY MANAGEMENT AND INTEREST RATE SENSITIVITY

     One of the primary objectives of asset/liability management is to maximize net interest margin while minimizing the earnings risk associated with changes in interest rates. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps; however, this method addresses only the magnitude of timing differences and does not address earnings or market value. Therefore, management uses an earnings simulation model to prepare, on a regular basis, earnings projections based on a range of interest rate scenarios in order to more accurately measure interest rate risk.

     The Bank's balance sheet is liability-sensitive, meaning that in a given period there will be more liabilities than assets subject to immediate repricing as market rates change. Because immediately rate sensitive interest-bearing liabilities exceed rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 30 days are NOW, savings, and money market deposits totaling $77,537,000 as of March 31, 1995. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

CAPITAL ADEQUACY

     Under guidelines established by the Federal Reserve Board, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1 and Tier 2, as a percentage of risk-adjusted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible securities, preferred stock and the allowance for loan losses. Under current requirements, the minimum Tier 1 capital ratio is 4% and the minimum total capital ratio, consisting of both Tier 1 and Tier 2 capital, is 8%. At March 31, 1995, the Corporation had a Tier 1 capital ratio of 13.89% and a total capital ratio of 14.90%.

     The leverage ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. The required ratio ranges from 3% to 5%, subject to federal bank regulatory evaluation of the organization's overall safety and soundness. At March 31, 1995, the Corporation had a leverage ratio of 9.21%.

BALANCE SHEET REVIEW

     Total assets grew during the last twelve months but declined slightly compared to the prior year end. The level of deposits has been affected by the new retail repurchase agreements program. Total assets at March 31, 1995 were higher than at March 31, 1994 by $6,621,000 or 2.6% and lower than at December 31, 1994 by $1,527,000 or 0.6%; deposits were ahead by $953,000 or 0.4% and
$236,000 or 0.1%, respectively. A new retail repurchase agreements program that commenced in the second quarter of 1994 generated $3,526,000 of the total asset balance at December 31, 1994 and $3,730,000 at March 31, 1995. Average total assets increased $9,279,000 or 3.7% in the first quarter of 1995 compared to the same period in 1994, while deposits increased $3,643,000 or 1.6%.

Investment Securities

     Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. During the twelve-month period ended March 31, 1995, when loan growth was at a much higher rate than that for either total assets or deposits, there was a reduction in the level of investment securities, amounting to $5,602,000 or 7.2%. Approximately $2,000,000 of this decrease, however, is considered temporary due to the reinvestment subsequent to March 31, 1995 of proceeds from certain securities sold in March 1995 for strategic purposes (see "Business Development Matters"). Investable funds not otherwise utilized are temporarily invested on an overnight basis as federal funds sold, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

Loans

     The Corporation's primary source of revenue and largest component of earning assets is the loan portfolio. Loans increased $10,775,000 or 6.8% during the twelve-month period ended March 31, 1995. Compared to December 31, 1994, however, loans decreased $62,000 as a result of the more volatile nature of the commercial loan portfolio which tends to have larger fluctuations, both increases and decreases, than other portfolio components. Average loans were $11,939,000 or 7.6% higher in the first quarter of 1995 than in the same period of 1994. The ratio of average loans to average deposits, in comparing first quarter periods, increased from 69.2% in 1994 to 73.2% in 1995. Part of this increase is due to the effect of the new retail repurchase agreements program which began generating additional funds in 1994 that can be used for loan growth and other purposes. The ratio of loans to deposits at March 31, 1995 was 73.1%.

     The residential construction and mortgage loan portfolio accounted for more than half the loan increase during the last twelve months. Consumer loan growth resulted primarily from an increase in the balances related to the home equity line of credit program. Automobile lending was especially strong in the first part of 1994, but the pace has significantly subsided since that time.

Asset Quality

     Management considers the Bank's asset quality to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to historical loan loss experience, the value and adequacy of collateral, and economic conditions in the Bank's market area.

     Management's policy in regard to past due loans is conservative and normally requires a prompt charge-off to the allowance for loan losses following timely collection efforts and a thorough review. Further efforts are then pursued through various means available. Loans carried in a nonaccrual status are generally collateralized and the possibility of future losses is considered minimal.

Deposits

     The level and mix of deposits is affected by various factors, including general economic conditions, the particular circumstances of local markets and the specific deposit strategies employed. Broad interest rate declines such as have occurred from 1991 to early 1994 tend to encourage customers to consider alternative investments such as mutual funds and tax-deferred annuity products. Interest rate increases subsequent to this last broad decline have tended to reduce the consideration of these alternative investments.

     The Bank's level and mix of deposits has been specifically affected by the following factors. Certain variable-rate time deposits with minimum rates in excess of current market rates are being phased out over a two-year period that commenced in January 1994. A retail repurchase agreements program, established in the second quarter of 1994, has tended to transfer funds away from deposits. The balance of retail repurchase agreements was $3,526,000 at December 31, 1994 and $3,730,000 at March 31, 1995. Further, the level of public funds on deposit fluctuates, amounting to $13,497,000, $12,526,000 and $10,940,000 at March 31, 1995, March 31, 1994 and
December 31, 1994, respectively.

BUSINESS DEVELOPMENT MATTERS

     As discussed in the "Overview" and "Other Operating Expense" above, the Corporation has entered into definitive agreements to acquire two mutual savings banks.

     During 1994, a new credit card operation was established in which the Bank carries its own credit card receivables as opposed to the former fee-based arrangement under which accounts were generated for and owned by a correspondent bank. As part of the new credit card strategy, extensive customer solicitation efforts are being undertaken in 1995. Additionally, the merchant aspect of credit card operations has been shifted to an in-house basis from the prior correspondent arrangement.

     In a significant 1994 development, the Bank elected to outsource all of its data processing, item capture and statement rendering operations. The conversion to a service bureau arrangement was completed in the 1994 fourth quarter. The major items of data processing equipment that were no longer needed by the Bank were acquired by the new processor. While the Bank does not plan to resume any major data processing operations, the level of computer equipment is expected to be significantly increased in 1995 through expanded use of personal computer networks. The new networks will allow for a more direct input of basic loan and deposit account information to the data files maintained by the service bureau. Capital expenditures for these and other projects are expected to be approximately $900,000 in 1995.

     In 1995, management adopted a comprehensive restructuring project for the purpose of reengineering all Bank operations to become more competitive and cost-effective in developing business and servicing customers and to improve long-term profitability. This project, scheduled for completion in 1995, will eliminate or realign some positions within the Bank and will result in one-time charges to earnings. While the most significant restructuring charges are expected to be incurred in the first half of 1995, it is believed that the majority of these costs have been incurred or accrued in the 1995 first quarter. The total recorded in the first quarter was $460,457, of which $304,697 related to personnel costs and $155,760 to professional fees. The Bank also decided in March 1995 to recognize losses of $414,596 from the sales of certain securities held in the available-for-sale investment portfolio in order to gain favorable tax treatment for the losses and to take advantage of reinvestment opportunities at higher coupon rates. While these actions will have a significant adverse impact on 1995 earnings, management believes these decisions will enhance the long-term value of FNB Corp. and insure the competitive edge of its community banking operations.

Table 1
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Taxable Equivalent Basis) (Dollar amounts in thousands)

                                        1995                 1994
THREE MONTHS ENDED MARCH 31                     Average
                                      Interest   Rates
                         Average       Income/  Earned/     Average
                         Balance       Expense   Paid       Balance
EARNING ASSETS
Loans (2) (3)          $  168,628  $     3,714    8.90%  $  156,689
Investment securities:
   Taxable income          65,588          999    6.10       67,257
   Non-taxable income (2)  10,279          239    9.32       10,390
Federal funds sold            870           14    6.36        1,469
    Total earning assets  245,365        4,966    8.16      235,805

Cash and due from banks     8,806                             8,149
Other assets, net           6,094                             7,032
      TOTAL ASSETS     $  260,265                         $ 250,986

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
    NOW accounts       $   31,357          166    2.15    $  31,889
    Savings deposits       30,238          217    2.92       31,382
    Money market accounts  19,075          144    3.06       21,778
    Certificates and other
      time deposits       114,171        1,499    5.32      108,226
Retail repurchase
  agreements                3,215           40    5.06           -
Federal funds purchased       873           13    5.84          168
   Total interest-bearing
        liabilities       198,929        2,079    4.24      193,443

Noninterest-bearing
  demand deposits          35,394                            33,317
Other liabilities           2,154                             1,718
Shareholders' equity       23,788                            22,508
   TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY $260,265                          $250,986

NET INTEREST INCOME
  AND SPREAD                         $   2,887    3.92%
NET YIELD ON EARNING
  ASSETS                                          4.72%

(1) The mix variance, not separately stated, has been proportionally allocated to the rate and volume variances based on their absolute dollar amount.


(2) Interest income related to tax-exempt securities and to certain loans exempt from federal income tax is stated on a taxable equivalent basis, assuming a 34% tax rate.


(3) Nonaccrual loans are included in the average loan balance. Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.


                                     12(a)

Table 1
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Taxable Equivalent Basis) (Dollar amounts in thousands)

                             1994
THREE MONTHS ENDED MARCH 31          Average              1995 Versus 1994
                           Interest   Rates        Interest Variance
                            Income/  Earned/          due to (1)          Net
                            Expense   Paid         Volume    Rate        Change
EARNING ASSETS
Loans (2) (3)          $    3,095    7.97%  $       245  $    374   $      619
Investment securities:
   Taxable income             890    5.29           (23)      132          109
   Non-taxable income (2)     263   10.12            (3)      (21)         (24)
Federal funds sold             11    3.14            (6)        9            3
    Total earning assets    4,259    7.27           213       494          707

Cash and due from banks
Other assets, net
      TOTAL ASSETS

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
    NOW accounts       $      157    2.00            (3)       12            9
    Savings deposits          199    2.57            (7)       25           18
    Money market accounts     126    2.35           (17)       35           18
    Certificates and other
      time deposits         1,179    4.42            68       252          320
Retail repurchase
  agreements                    -       -            40         -           40
Federal funds purchased         1    3.21            10         2           12
   Total interest-bearing
        liabilities         1,662    3.48            91       326          417

Noninterest-bearing
  demand deposits
Other liabilities
Shareholders' equity
   TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY

NET INTEREST INCOME
  AND SPREAD            $   2,597    3.79%   $      122  $    168      $    290

NET YIELD ON EARNING
  ASSETS                             4.41%

(1) The mix variance, not separately stated, has been proportionally allocated to the rate and volume variances based on their absolute dollar amount.


(2) Interest income related to tax-exempt securities and to certain loans exempt from federal income tax is stated on a taxable equivalent basis, assuming a 34% tax rate.


(3) Nonaccrual loans are included in the average loan balance. Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.

                                     12(b)

                    PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

        (a)   Exhibits.

              Exhibits to this report are listed in the index to exhibits on pages 14 and 15 of this report.

        (b)   Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended March 31, 1995.





                            SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FNB Corp.
                                   (Registrant)


Date:  May 8, 1995                 By: /s/ Jerry A. Little
                                       Jerry A. Little
                                       Treasurer and Secretary
                                       (Principal Financial and
                                       Accounting Officer)

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

Exhibit No.            Description of Exhibit            Page No.

 10.11            Form of Amendment to Split Dollar
                  Insurance Agreement dated as of
                  November 1, 1994 between First
                  National Bank and Trust Company
                  and certain of its key employees
                  and directors, incorporated herein
                  by reference to Exhibit 10.11 to
                  the Registrant's Form 10-KSB Annual
                  Report for the fiscal year ended
                  December 31, 1994.

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

 10.31            Form of Incentive Stock Option
                  Agreement between FNB Corp. and
                  certain of its key employees,
                  pursuant to the Registrant's Stock
                  Compensation Plan, incorporated
                  herein by reference to Exhibit 10.11
                  to the Registrant's Form 10-KSB
                  Annual Report for the fiscal year
                  ended December 31, 1994.

 10.32            Form of Nonqualified Stock Option
                  Agreement between FNB Corp. and
                  certain of its directors, pursuant
                  to the Registrant's Stock Compensation
                  Plan, incorporated herein by reference
                  to Exhibit 10.11 to the Registrant's
                  Form 10-KSB Annual Report for the
                  fiscal year ended December 31, 1994.

 10.40            Copy of FNB Corp. Savings Institutions
                  Management Stock Compensation Plan
                  adopted May 10, 1994, incorporated
                  herein by reference to Exhibit 10.40
                  to the Registrant's Form 10-QSB
                  Quarterly Report for the quarter
                  ended June 30, 1994.

 27               Financial Data Schedule.