Form 10QSB
period 1995-06-30
FNB CORP/NC
filed 1995-08-14
CIK 764811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB

X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1995

                               OR

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
For the transition period from_________________to________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes   X     No_____

The registrant had 1,796,768 shares of $2.50 par value common stock outstanding at July 19, 1995.

Transitional Small Business Disclosure Format (Check One):  Yes____
No  X

                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       FNB Corp. and Subsidiary

                     CONSOLIDATED BALANCE SHEETS

                                 June 30,              December 31,
ASSETS                       1995            1994          1994

Cash and due from
 banks                 $  11,837,605   $  8,925,396   $  9,348,113
Federal funds sold         1,650,000      1,375,000            -
Investment securities:
 Available for sale,
  at estimated fair
  value (amortized
  cost of $18,690,507,
  $26,040,635 and
  $25,713,359)            18,800,267     25,543,779     24,569,036
 Held to maturity
  (estimated fair value
  of $56,411,187,
  $47,776,215 and
  $50,809,510)            55,905,263     48,080,987     52,414,194
Loans                    172,196,954    163,495,441    168,327,821
 Less:    Allowance for
  loan losses             (1,837,256)    (1,770,789)    (1,719,717)
   Net loans             170,359,698    161,724,652    166,608,104
Premises and equipment     5,667,952      5,357,461      5,024,522
Other assets               3,429,601      3,523,004      3,651,740

     TOTAL ASSETS      $ 267,650,386  $ 254,530,279  $ 261,615,709

LIABILITIES AND
 SHAREHOLDERS' EQUITY

Deposits:
 Noninterest-bearing
  demand deposits      $  37,533,696  $  36,843,313  $  37,282,808
 Interest-bearing
  deposits:
   NOW, savings and
    money market
    deposits              77,982,983     85,964,281     82,400,774
   Time deposits of
    $100,000 or more      27,020,230     19,473,499     20,191,213
   Other time deposits    95,464,399     87,362,146     90,050,517
     Total deposits      238,001,308    229,643,239    229,925,312
Retail repurchase
 agreements                2,322,457        136,471      3,526,226
Federal funds purchased          -              -        3,050,000
Other liabilities          2,671,721      1,946,021      1,735,041
   TOTAL LIABILITIES     242,995,486    231,725,731    238,236,579

Shareholders' equity:
 Preferred stock -
  $10.00 par value;
  authorized 200,000
  shares, none issued            -              -              -
 Common stock - $2.50
  par value; authorized
  5,000,000 shares,
  issued shares -
  1,796,768, 1,200,000
  and 1,200,000            4,491,920      3,000,000      3,000,000
 Surplus                         -          900,000        900,000
 Retained earnings        20,090,539     19,232,473     20,234,383
 Net unrealized
  securities gains
  (losses)                    72,441       (327,925)      (755,253)
    TOTAL SHAREHOLDERS'
      EQUITY              24,654,900     22,804,548     23,379,130

    TOTAL LIABILITIES
      AND SHAREHOLDERS'
      EQUITY           $ 267,650,386  $ 254,530,279  $ 261,615,709

   See accompanying notes to consolidated financial statements.

                      FNB Corp. and Subsidiary

                 CONSOLIDATED STATEMENTS OF INCOME

                                            Six Months Ended
                                                June 30,
                                          1995             1994

INTEREST INCOME:
 Interest and fees on loans         $ 7,541,044        $ 6,318,491
 Interest and dividends on
  investment securities:
   Taxable income                     2,014,322          1,794,024
   Non-taxable income                   308,881            333,481
 Federal funds sold                      67,626             24,403
     Total interest income            9,931,873          8,470,399

INTEREST EXPENSE:
 Deposits                             4,176,789          3,305,466
 Retail repurchase agreements            82,158                273
 Federal funds purchased                 13,108              7,029
   Total interest expense             4,272,055          3,312,768

NET INTEREST INCOME                   5,659,818          5,157,631
 Provision for loan losses              220,000             85,000
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES            5,439,818          5,072,631

OTHER OPERATING INCOME:
 Service charges on deposit
  accounts                              641,819            590,556
 Annuity and brokerage
  commissions                            97,853            233,979
 Credit card income                     119,845             21,485
 Other service charges,
  commissions and fees                  152,255            153,325
 Losses on sales of securities         (414,596)               -
 Other income                            70,613             92,579
   Total other operating income         667,789          1,091,924

OTHER OPERATING EXPENSE:
 Personnel expense                    2,185,547          2,446,509
 Net occupancy expense                  230,296            226,887
 Furniture and equipment expense        227,274            269,171
 Data processing services               427,949             79,407
 Restructuring charges                  460,457                -
 Other expense                        1,283,199          1,173,084
   Total other operating expense      4,814,722          4,195,058

INCOME BEFORE INCOME TAXES            1,292,885          1,969,497
Income taxes                            359,629            576,541

NET INCOME                          $   933,256        $ 1,392,956

PER SHARE DATA:
 Net income                         $      .52        $       .77
 Cash dividends declared                   .24                .227

 Average number of shares
  outstanding                         1,799,976          1,800,000

See accompanying notes to consolidated financial statements.

                     FNB Corp. and Subsidiary

                 CONSOLIDATED STATEMENTS OF INCOME

                                        Three Months Ended
                                             June 30,
                                     1995               1994

INTEREST INCOME:
 Interest and fees on loans       $ 3,843,971        $ 3,235,429
 Interest and dividends on
  investment securities:
   Taxable income                   1,015,178            904,098
   Non-taxable income                 149,448            158,044
 Federal funds sold                    53,986             13,033
   Total interest income            5,062,583          4,310,604

INTEREST EXPENSE:
 Deposits                           2,150,682          1,644,644
 Retail repurchase agreements          42,078                273
 Federal funds purchased                  545              5,701
   Total interest expense           2,193,305          1,650,618

NET INTEREST INCOME                 2,869,278          2,659,986
 Provision for loan losses            125,000             50,000
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES          2,744,278          2,609,986

OTHER OPERATING INCOME:
 Service charges on deposit
  accounts                            338,218            307,943
 Annuity and brokerage
  commissions                          33,937            129,134
 Credit card income                    67,442             10,566
 Other service charges,
  commissions and fees                 72,437             62,291
 Losses on sales of securities            -                  -
 Other income                          39,097             36,269
   Total other operating income       551,131            546,203

OTHER OPERATING EXPENSE:
 Personnel expense                  1,096,921          1,242,448
 Net occupancy expense                111,869            105,853
 Furniture and equipment expense      108,032            132,578
 Data processing services             219,825             40,648
 Restructuring charges                    -                  -
 Other expense                        591,252            595,304
   Total other operating expense    2,127,899          2,116,831

INCOME BEFORE INCOME TAXES          1,167,510          1,039,358
Income taxes                          367,400            309,802

NET INCOME                        $   800,110        $   729,556

PER SHARE DATA:
 Net income                       $       .44        $      .41
 Cash dividends declared                  .12               .113

 Average number of shares
  outstanding                       1,799,952          1,800,000

See accompanying notes to consolidated financial statements.

                       FNB Corp. and Subsidiary

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          Six Months Ended
                                               June 30,
                                       1995               1994
OPERATING ACTIVITIES:
 Net income                      $    933,256       $  1,392,956
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
  Depreciation and amortization
   of premises and equipment          205,350            220,260
  Provision for loan losses           220,000             85,000
  Deferred income taxes              (257,759)            60,567
  Deferred loan fees and costs,
   net                                (24,538)          (360,810)
  Premium amortization and
   discount accretion of
   investment securities, net          93,995            268,593
  Amortization of intangibles          29,558             39,593
  Losses on sales of securities       414,596                -
  Net decrease (increase) in
   loans held for sale               (139,600)           992,013
  Decrease (increase) in other
   assets                              55,865           (240,662)
  Increase in other liabilities       720,448            487,806

    NET CASH PROVIDED BY OPERATING
     ACTIVITIES                     2,251,171          2,945,316

INVESTING ACTIVITES:
 Available-for-sale securities:
  Proceeds from sales               5,896,328                -
  Proceeds from maturities            877,492          5,108,504
  Purchases                          (249,405)        (2,033,678)
 Held-to-maturity securities:
  Proceeds from maturities          9,577,838         10,517,988
  Purchases                       (13,079,417)        (9,609,046)
 Net increase in loans             (3,774,915)        (6,754,234)
 Proceeds from sales of
  premises and equipment                  620                155
 Purchases of premises and
  equipment                          (848,780)          (154,398)
 Other, net                           (64,099)           (82,091)
   NET CASH USED IN INVESTING
    ACTIVITIES                     (1,664,338)        (3,006,800)

FINANCING ACTIVITIES:
 Net increase in deposits           8,075,996          5,383,183
 Increase (decrease) in retail
  repurchase agreements            (1,203,769)           136,471
 Decrease in federal funds
  purchased                        (3,050,000)        (1,800,000)
 Common stock repurchased             (52,800)               -
 Cash dividends and fractional
  shares paid                        (216,768)          (408,000)
   NET CASH PROVIDED BY FINANCING
    ACTIVITIES                      3,552,659          3,311,654

NET INCREASE IN CASH AND CASH
 EQUIVALENTS                        4,139,492          3,250,170
Cash and cash equivalents at
 beginning of period                9,348,113          7,050,226

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                   $ 13,487,605       $ 10,300,396
Supplemental disclosure of
 cash flow information:
  Cash paid during the period
   for:
    Interest                     $  3,800,489       $  3,226,994
    Income taxes                      589,647            432,414

See accompanying notes to consolidated financial statements.

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

3. On December 30, 1993, the Corporation entered into definitive agreements to acquire two mutual savings banks, Home Savings Bank of Siler City, SSB ("Home") of Siler City, North Carolina and Randleman Savings Bank, SSB ("Randleman") of Randleman, North Carolina, in merger/conversion transactions, pursuant to which the savings banks would convert from mutual to stock form and the Corporation would simultaneously acquire the shares issued in the conversions. Consummation of such proposed acquisitions is subject to regulatory approval by the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System and the Administrator of the North Carolina Savings Institutions Division. At December 31, 1994, Home operated one office and had approximately $43,614,000 in total assets, $37,732,000 in deposits and $5,105,000 in retained earnings. On this same date, Randleman had approximately $15,610,000 in total assets, $13,459,000 in deposits and $2,100,000 in retained earnings.

    Regulatory applications for approval to consummate the proposed acquisitions were filed in April, 1994. Substantial changes in regulatory policy occurring shortly after the applications were filed effectively resulted in a moratorium on federal approval of merger/conversions, and the Corporation subsequently withdrew the applications to the FDIC and the Federal Reserve. Due to the likelihood that regulatory approval would not be received for an acquisition of the magnitude represented by Home, the agreement with Home was discontinued in May, 1995. The Corporation and Randleman are exploring other methods of effecting a combination and continue to monitor developments in federal regulations and policy with respect to merger/ conversions.

    The Corporation has incurred certain costs in connection with the proposed Randleman acquisition. Those costs, which amounted to $71,494 at June 30, 1995, have been deferred and are included in other assets on the consolidated balance sheet. Costs amounting to $113,833, previously deferred in connection with the proposed Home acquisition, were charged to expense in the first quarter of 1995.

4. Loans as presented are net of unearned income of $318,081, $2,048,192 and $944,168 at June 30, 1995, June 30, 1994 and
    December 31, 1994, respectively.

5.  Significant components of other expense were as follows:

                             Three Months Ended   Six Months Ended
                                  June 30,            June 30,
                              1995       1994      1995     1994

      FDIC insurance        $127,974   $123,924  $255,948 $247,880
      Stationery, printing
       and supplies           63,271     72,234   135,380  142,341
      Deferred acquisition
       costs charged to
       expense                   -          -     113,833      -

6. In 1995, management adopted a comprehensive restructuring project for the purpose of reengineering all Bank operations to become more competitive and cost-effective in developing business and servicing customers and to improve long-term profitability. This project, scheduled for completion in 1995, will eliminate or realign some positions within the bank and will result in one-time charges to earnings. It is expected that the most significant costs have been incurred in the first half of 1995.

    A summary of the restructuring charges incurred or accrued during the six months ended June 30, 1995 is as follows:

       Retirement benefits                      $256,266
       Other personnel costs                      48,431
         Total personnel costs                   304,697
       Professional fees related to
        restructuring project                    155,760
          Total restructuring charges           $460,457

7. Certain amounts for 1994 have been reclassified to conform with the presentation for 1995. The reclassifications had no effect on shareholders' equity or net income as previously reported.

8. All references to per share data have been restated to reflect the three-for-two stock split in May 1995.

9. In the opinion of management, the financial information furnished in this report includes all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results for the periods presented.

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

OVERVIEW

     The Corporation earned $933,256 in the first six months of 1995, a 33.0% decline from the same period in 1994. Earnings per share decreased from $.77 to $.52 in comparing these six-month periods. The 1995 results, especially as related to the operations of the first quarter, have been impacted by certain special charges described in more detail in the "Earnings Review". Earnings for the 1995 second quarter amounted to $800,110, which represents a 9.7% increase from the 1994 second quarter and a gain in earnings per share from $.41 to $.44.

     Total assets were $267,650,386 at June 30, 1995, up 5.2%
from June 30, 1994 and 2.3% from December 31, 1994. Loans amounted to $172,196,954 at June 30, 1995, increasing 5.3% from June 30, 1994 and 2.3% from December 31, 1994. Total deposits grew 3.6% from June 30, 1994 and 3.5% from December 31, 1994 to $238,001,308 at June 30, 1995.

     In December 1993, the Corporation entered into definitive agreements to acquire two mutual savings banks, Home Savings Bank of Siler City, SSB ("Home") and Randleman Savings Bank, SSB ("Randleman"), which had total assets at December 31, 1994 of $43,614,000 and $15,610,000, respectively. In 1994, the
Corporation withdrew the applications it had filed with the FDIC and Federal Reserve for approval of the acquisitions as substantial changes in regulatory policy in 1994 effectively resulted in a moratorium on federal approval of such merger/conversion transactions. Due to the likelihood that regulatory approval would not be received for an acquisition of the magnitude of Home, the agreement with Home was discontinued in May 1995. The Corporation and Randleman are exploring other methods of effecting a combination and continue to monitor developments in federal regulations and policy with respect to merger/conversions.

EARNINGS REVIEW

     The Corporation's net income declined $459,700 or 33.0% in the first six months of 1995 compared to the same period of 1994 and increased $70,554 or 9.7% in comparing second quarter periods. The earnings decline for the first six months of 1995 primarily related to the first quarter results which were negatively affected by restructuring charges of $460,457 and losses on sales of securities of $414,596, which are considered one-time charges taken for the strategic purposes discussed in "Business Development Matters". Additionally, and as further discussed in "Other Operating Expense", there was a $113,833 charge to expense in the 1995 first quarter related to costs that had been deferred in connection with the proposed acquisition of Home Savings Bank of Siler City, SSB. Earnings were positively impacted in the first six months of 1995 by an increase of $502,187 or 9.7% in net interest income. Similarly, the 1995 second quarter results benefited from a $209,292 or 7.9% increase in net interest income.

     Return on average assets, affected by the special charges in 1995, declined from 1.11% in the first six months of 1994 to 0.71% in the first six months of 1995. Similarly, return on average shareholders' equity declined from 12.33% to 7.76% in comparing the same periods. In comparing second quarter periods, however, with increased net income in 1995, return on average assets improved from 1.15% in 1994 to 1.21% in 1995 and return on average shareholders' equity improved from 12.86% to 13.15%.

Net Interest Income

     Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

     Net interest income was $5,658,818 in the first six months of 1995 compared to $5,157,631 in the same period of 1994. This increase of $502,187 or 9.7% resulted from an improvement in the net yield on earning assets, or net interest margin, from 4.53% in the first six months of 1994 to 4.74% in the same period of 1995 coupled with a 4.3% increase in the level of average earning assets. In comparing second quarter periods, net interest income increased in similar fashion by $209,292 or 7.9%, as the net interest margin improved from 4.64% to 4.76% and average earning assets increased 4.6%. The net interest margin, affected for some period prior to early 1994 by a significant decline in the interest rate structure, had generally improved until the second quarter of 1993 as a result of lower deposit rates and then decreased as the impact of declining yields on earning assets became more significant. The interest rate scenario changed significantly in 1994, influenced by actions taken by the Federal Reserve to combat a possible resurgence in inflation. The interest rate increases in 1994 and early 1995 have resulted in an improvement in the net interest margin. Additionally, there has been a continuing negative impact on the margin from certain variable-rate time deposits with minimum rates in excess of current market rates. Such variable-rate time deposits are being phased out over a two-year period that commenced in January 1994. On a taxable equivalent basis, the increase in net interest income in the first six months and second quarter of 1995 were slightly lower at $493,000 and $203,000, respectively, reflecting a decline in the yield of non-taxable investment securities.

     Table 1 on page 15 and Table 2 on page 16 set forth for the periods indicated information with respect to the Corporation's average balances of assets and liabilities, as well as the total dollar amounts of interest income (taxable equivalent basis) from earning assets and interest expense on interest-bearing liabilities, resultant rates earned or paid, net interest income, net interest spread and net yield on earning assets. Net interest spread refers to the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. Net yield on earning assets, or net interest margin, refers to net interest income divided by average earning assets and is influenced by the level and relative mix of earning assets and interest-bearing liabilities. Changes in net interest income on a taxable equivalent basis, as measured by volume and rate variances, are also analyzed in Tables 1 and 2. Volume refers to the average dollar level of earning assets and interest-bearing liabilities.

     Changes in the net interest margin and spread tend to correlate with movements in the prime rate of interest. The prime rate, which had been 6.00% at December 31, 1992 and 1993, moved up significantly in 1994 to close the year at 8.50%. The average prime for those three years amounted to 6.25%, 6.00% and 7.09%, respectively. The prime rate had declined significantly from 1991 to 1993, but began to increase in 1994 following steps taken by the Federal Reserve to combat a possible resurgence in inflation. The prime rate increased towards the end of the first quarter in 1994 and an additional four times during the remainder of that year. In the first quarter of 1995, it increased again to 9.00% and remained at that level at June 30,

1995. Subsequent to that time, actions taken by the Federal Reserve have resulted in a decrease of the prime rate to 8.75% and there appears to be some possibility of a further 1995 decrease. The average prime was 8.89% in the first six months of 1995 compared to 6.43% in the same period of 1994. In comparing six-month periods, the net interest spread improved modestly by 3 basis points from 3.89% in 1994 to 3.92% in 1995 due to the fact that a higher level of interest rates has, on a year-to-date basis, resulted in a greater increase in the average total yield on earning assets than in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets increased by 88 basis points from 7.35% in 1994 to 8.23% in 1995, while the cost of funds increased by 85 basis points in moving from 3.46% to 4.31%. A comparison of second quarter periods, however, reveals that the net interest spread, which declined from 3.99% to 3.92%, has become subject to pressure from a faster rate of increase in the cost of funds than in the yield on earning assets. While the second quarter increase in the yield on earning assets was 88 basis points, the same as on the year-to-date basis, the cost of funds increased 95 basis points.

Provision for Loan Losses

     This provision is the charge against earnings to provide an allowance or reserve for possible future losses on loans. The amount of each period's charge is affected by several considerations including management's evaluation of various risk factors in determining the adequacy of the allowance (see "Asset Quality"), actual loan loss experience and loan portfolio growth Earnings were negatively impacted in the first six months and second quarter of 1995 compared to the same periods in 1994 by increases in the provision of $135,000 and $75,000, respectively.

Other Operating Income

     Total other operating, or noninterest, income decreased $424,135 or 38.8% in the first six months of 1995 compared to the same period in 1994 due principally to losses on sales of securities in the 1995 first quarter of $414,596 (see "Business Development Matters"). In comparing second quarter periods, noninterest income increased $4,928 or 0.9%. The increase in service charges on deposit accounts resulted primarily from the change in the 1994 fourth quarter in the method of collecting fees on returned checks and overdraft items and from the implementation of daily charges on overdraft balances in May 1995. Annuity and brokerage commissions declined because of a reduction in sales of tax-deferred annuity products. There was a lower level of "other income" in the first six months of 1995 due largely to a reduction in gains on loan sales. Increases in mortgage loan rates have negatively impacted both mortgage loan activity and the average level of profitability on loans actually sold. Credit card income increased due to a new program (see "Business Development Matters").

Other Operating Expense

     Total other operating, or noninterest, expense increased $619,664 or 14.8% in the first six months of 1995 compared to the same period of 1994 due primarily to restructuring charges recorded in the 1995 first quarter of $460,457 (see "Business Development Matters") and to deferred acquisition costs charged to expense in the 1995 first quarter of $113,833. In comparing second quarter periods, noninterest expense increased $11,068 or 0.5%. The components of other operating expense have been significantly changed by the Bank's decision in 1994 to outsource its data processing operations (see "Business Development Matters"). The conversion of data processing operations to a service bureau arrangement was completed in the 1994 fourth quarter. Consequently, the level of expense for data processing services, which includes trust and credit card processing costs in addition to basic data processing operations, has increased significantly in 1995. Personnel and equipment costs are being reduced, however, as a result of the outsourcing decision. A change in credit card operations (see "Business Development Matters") has also contributed to a higher cost of data processing services.

     Personnel expense, as noted above, has been positively impacted by the outsourcing of data processing operations with only a slight offset from the change implemented in mid-1994 in credit card operations. Additional reductions in personnel and other expenses are resulting from the comprehensive project being undertaken in 1995 for the reengineering of all bank operations (see "Business Development Matters"). The restructuring charges noted above are expected to constitute the majority of the costs to be incurred in connection with this project. The number of full-time equivalent employees decreased in 1994, reflecting in particular the outsourcing of data processing operations. A further decrease has occurred in the first six months of 1995 as the benefits of the reengineering project have begun to be realized. As is the situation for other operating expenses, personnel expense is subject to the continuing effects of inflation through normal salary adjustments and higher costs of fringe benefits.

     As discussed in the "Overview", the Corporation in December 1993 entered into definitive agreements to acquire two mutual savings banks, Home Savings Bank of Siler City, SSB ("Home") and Randleman Savings Bank, SSB ("Randleman"). Changes in regulatory policy, however, have effectively resulted in a moratorium on federal approval of such merger/conversion transactions. Based on the results of the continuing evaluation of the progress toward finding a method of effecting a combination, the Corporation elected to charge to expense in the first quarter of 1995 certain costs, amounting to $113,833, that had been deferred in connection with the proposed Home acquisition. As noted in the "Overview", the agreement with Home was formally discontinued in May 1995. Costs deferred in connection with the proposed Randleman acquisition amounted to $71,494 at June 30, 1995.

     Because of the Federal Deposit Insurance Corporation Improvement Act (FDICIA) enacted in 1989, FDIC insurance expense was increased substantially, with the Bank's expense amounting to $503,379 in the year ended December 31, 1994 and $255,948 in the first six months of 1995. The FDIC has two separate insurance funds, which are the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). When each fund reaches the
1.25 percent reserve ratio required by FDICIA, then the corresponding insurance assessment rates can be lowered starting within that semiannual period. While the BIF fund is expected to reach the mandated reserve ratio in mid-1995, the SAIF fund may not reach this level for several years. Since most of the Bank's deposits are insured through BIF, the Bank could experience a significant savings in FDIC insurance expense, if as currently projected, the effective BIF rate is lowered by as much as 83%.

Income Taxes

     The effective income tax rate decreased from 29.3% in the first six months of 1994 to 27.8% in the same period of 1995 due principally to a decrease in the ratio of taxable to tax-exempt income.

LIQUIDITY

     Liquidity refers to the continuing ability of the Bank to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to the Corporation for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from three major sources:
(a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold and (c) the available-for-sale securities portfolio. While additional liquidity is readily obtainable by purchasing federal funds from other banks, the Bank has not found it necessary to utilize this resource to any substantial extent in recent years. Further, while available-for-sale securities are intended to be a source of immediate liquidity, the entire investment securities portfolio is managed to provide both income and a ready source of liquidity. The average portfolio life of debt securities is approximately three and one-half years, resulting in a substantial level of maturities each year. All debt securities are of investment grade quality and, if the need arises, can be promptly liquidated on the open market or pledged as collateral for short-term borrowing.

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

     The Bank's balance sheet is liability-sensitive, meaning that in a given period there will be more liabilities than assets subject to immediate repricing as market rates change. Because immediately rate sensitive interest-bearing liabilities exceed rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 30 days are NOW, savings, and money market deposits totaling $77,983,000 as of June 30, 1995. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

CAPITAL ADEQUACY

     Under guidelines established by the Federal Reserve Board, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1 and Tier 2, as a percentage of risk-adjusted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible securities, preferred stock and the allowance for loan losses. Under current requirements, the minimum Tier 1 capital ratio is 4% and the minimum total capital ratio, consisting of both Tier 1 and Tier 2 capital, is 8%. At June 30, 1995, the Corporation had a Tier 1 capital ratio of 13.81% and a total capital ratio of 14.84%.

     The leverage ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. The required ratio ranges from 3% to 5%, subject to federal bank regulatory evaluation of the organization's overall safety and soundness. At June 30, 1995, the Corporation had a leverage ratio of 9.29%.

BALANCE SHEET REVIEW

     Total assets, which declined slightly in the 1995 first quarter, grew 2.9% in the second quarter. Deposits grew similarly in the second quarter at a rate of 3.4%, but the comparison to prior periods has been affected by the new retail repurchase agreements program. Total assets at June 30, 1995 were higher than at June 30, 1994 and December 31, 1994 by $13,120,000 or 5.2% and
$6,034,000 or 2.3%, respectively; deposits were ahead by $8,358,000 or 3.6% and $8,076,000 or 3.5%. A new retail repurchase agreements program that commenced in the second quarter of 1994 generated $2,322,000 of the total asset balance at June 30, 1995, $136,000 at June 30, 1994 and $3,526,000 at December 31, 1994. Average assets increased $10,411,000 or 4.1% in the first six months of 1995 compared to the same period in 1994, while average deposits increased $5,090,000 or 2.2%; the second quarter increases being $11,530,000 or 4.6% and $6,521,000 or 2.9%, respectively.

Investment Securities

     Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. During the twelve-month period ended June 30, 1995, when significant loan growth occurred relative to the growth in total assets, there was a modest increase in the level of investment securities, amounting to $1,081,000 or 1.5%. Of this total increase, $607,000 resulted from the change in the valuation of available-for-sale securities for unrealized gains and losses. Investable funds not otherwise utilized are temporarily invested on an overnight basis as federal funds sold, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

Loans

     The Corporation's primary source of revenue and largest component of earning assets is the loan portfolio. Loans increased $8,702,000 or 5.3% during the twelve-month period ended June 30, 1995. The net loan increase during the first six months of 1995 was $3,869,000 or 2.3%, with the second quarter accounting for all of this increase. Loan growth in the first quarter was flat due to a decrease in the commercial loan portfolio which, as a result of its more volatile nature, tends to have larger fluctuations, both increases and decreases, than other portfolio components. The commercial loan portfolio regained all of its first quarter loss in the second quarter and registered a small net increase for the six-onth period. Average loans were $11,320,000 or 7.2% higher in the first six months of 1995 than in the same period of 1994. The ratio of average loans to average deposits, in comparing six-month periods, increased from 69.8% in 1994 to 73.1% in 1995. Part of this increase is due to the effect of the new retail repurchase agreements program which began generating additional funds in 1994 that can be used for loan growth and other purposes. The ratio of loans to deposits at June 30, 1995 was 72.4%.

     The residential construction and mortgage loan portfolio accounted for more than three-fourths of the loan increase during the last twelve months. The consumer loan portfolio was affected by a decline in automobile loans that largely offset the gains in credit card loans, in balances related to the home equity line program and in installment loans other than for automobiles. Automobile lending was especially strong in the first half of 1994, but the pace has significantly subsided since that time.

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

     The Bank's level and mix of deposits has been specifically affected by the following factors. Certain variable-rate time deposits with minimum rates in excess of current market rates are being phased out over a two-year period that commenced in January 1994. A retail repurchase agreements program, established in the second quarter of 1994, has tended to transfer funds away from deposits. The balance of retail repurchase agreements was $3,526,000 at December 31, 1994 and $2,322,000 at June 30, 1995.
Further, the level of public funds on deposit fluctuates, amounting to $18,376,000, $11,578,000 and $10,940,000 at June 30, 1995, June
30, 1994 and December 31, 1994, respectively.

BUSINESS DEVELOPMENT MATTERS

     As discussed in the "Overview" and "Other Operating Expense" above, the Corporation has entered into a definitive agreement to acquire a mutual savings bank. An additional agreement for the acquisition of a mutual savings bank was discontinued in May 1995.

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

     In 1995, management adopted a comprehensive restructuring project for the purpose of reengineering all Bank operations to become more competitive and cost-effective in developing business and servicing customers and to improve long-term profitability. This project, scheduled for completion in 1995, will eliminate or realign some positions within the Bank and will result in one-time charges to earnings. It is believed that the majority of these restructuring charges were incurred or accrued in the 1995 first quarter. The total recorded in the first quarter, which is equal to the total for the first six months of 1995, was $460,457, of which $304,697 related to personnel costs and $155,760 to professional fees. The Bank also decided in March 1995 to recognize losses of $414,596 from the sales of certain securities held in the available-for-sale investment portfolio in order to gain favorable tax treatment for the losses and to take advantage of reinvestment opportunities at higher coupon rates. While these actions will have a significant adverse impact on 1995 earnings, management believes these decisions will enhance the long-term value of FNB Corp. and insure the competitive edge of its community banking operations.

TABLE 1
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
ANALYSIS
(Taxable Equivalent Basis, Dollars in Thousands)

                                      1995                1994
SIX MONTHS ENDED JUNE 30                      Average
                                    Interest   Rates
                           Average   Income/  Earned/    Average
                           Balance  Expense    Paid      Balance
EARNING ASSETS
Loans (2) (3)             $169,695  $7,569      8.98 %   $158,375
Investment securities:
 Taxable income             64,774   2,014      6.22       66,746
 Non-taxable income (2)     10,195     463      9.09       10,123
Federal funds sold           2,269      68      6.01        1,418
  Total earning assets     246,933  10,114      8.23      236,662

Cash and due from banks      9,007                          8,345
Other assets, net            6,313                          6,835
  TOTAL ASSETS            $262,253                       $251,842

INTEREST-BEARING
 LIABILITIES
Interest-bearing deposits:
  NOW accounts            $ 32,082     338      2.12     $ 32,122
  Savings deposits          30,093     439      2.94       31,864
  Money market accounts     17,587     270      3.10       21,862
  Certificates and other
   time deposits           116,526   3,130      5.42      107,029
Retail repurchase
 agreements                  3,236      82      5.12           16
Federal funds purchased        456      13      5.80          350
  Total interest-bearing
   liabilities             199,980   4,272      4.31      193,243

Noninterest-bearing
 demand deposits            35,844                         34,165
Other liabilities            2,365                          1,833
Shareholders' equity        24,064                         22,601
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY   $262,253                       $251,842

NET INTEREST INCOME AND
 SPREAD                             $5,842      3.92 %

NET YIELD ON EARNING
 ASSETS                                         4.74 %

(1) The mix variance, not separately stated, has been proportionally allocated to the rate and volume variances based on their absolute dollar amount.

(2) Interest income reated to tax-exempt securities and to certain loans exempt from federal income tax is stated on a taxable equivalent basis, assuming a 34% tax rate.

(3)  Nonaccrual loans are included in the average loan balance.
     Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.

TABLE 1
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
ANALYSIS
(Taxable Equivalent Basis, Dollars in Thousands)

                                   1994
SIX MONTHS ENDED
 JUNE 30                      Average         1995 Versus 1994
                    Interest  Rates     Interest Variance
                    Income/   Earned/      due to (1)        Net
                    Expense   Paid      Volume     Rate    Change
EARNING ASSETS
Loans (2) (3)       $ 6,343   8.05 %    $ 469    $  757    $1,226
Investment
 securities:
  Taxable income      1,794   5.38        (54)      274       220
  Non-taxable
   income (2)           500   9.88          4       (41)      (37)
Federal funds sold       24   3.47         20        24        44
  Total earning
   assets             8,661   7.35        439     1,014     1,453

Cash and due from
 banks
Other assets, net
   TOTAL ASSETS

INTEREST-BEARING
 LIABILITIES
Interest-bearing
 deposits:
  NOW accounts          316   1.98         -         22        22
  Savings deposits      401   2.54        (23)       61        38
  Money market
   accounts             260   2.40        (57)       67        10
  Certificates and
   other time
   deposits           2,328   4.39        221       581       802
Retail repurchase
 agreements              -    3.41         82        -         82
Federal funds
 purchased                7   4.05          2         4         6
  Total interest-
   bearing
   liabilities        3,312   3.46        225       735       960

Noninterest-bearing
 demand deposits
Other liabilities
Shareholders' equity
  TOTAL LIABILITIES
   AND SHAREHOLDERS'
   EQUITY

NET INTEREST INCOME
 AND SPREAD          $5,349   3.89 %     $214      $279      $493

NET YIELD ON EARNING
 ASSETS                       4.53 %

(1) The mix variance, not separately stated, has been proportionally allocated to the rate and volume variances based on their absolute dollar amount.

(2) Interest income reated to tax-exempt securities and to certain loans exempt from federal income tax is stated on a taxable equivalent basis, assuming a 34% tax rate.

(3)  Nonaccrual loans are included in the average loan balance.
     Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.

                                15a

TABLE 2
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
ANALYSIS
(Taxable Equivalent Basis, Dollars in Thousands)

                                       1995                 1994
THREE MONTHS ENDED JUNE 30                       Average
                                       Interest   Rates
                              Average  Income/   Earned/   Average
                              Balance  Expense    Paid     Balance
EARNING ASSETS
Loans (2) (3)                $170,750  $3,855     9.05 %   $160,042
Investment securities:
 Taxable income                63,968   1,015     6.35       66,241
 Non-taxable income (2)        10,111     224     8.86        9,859
Federal funds sold              3,653      54     5.93        1,368
  Total earning assets        248,482   5,148     8.30      237,510

Cash and due from banks         9,206                         8,538
Other assets, net               6,531                         6,641
  TOTAL ASSETS               $264,219                      $252,689

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
 NOW accounts                $ 32,799     172     2.10     $ 32,352
 Savings deposits              29,950     222     2.97       32,341
 Money market accounts         16,115     126     3.15       21,945
 Certificates and other
  time deposits               118,855   1,631     5.50      105,845
Retail repurchase
 agreements                     3,255      42     5.19           32
Federal funds purchased            44      -      4.97          530
  Total interest-bearing
   liabilities                201,018   2,193     4.38      193,045

Noninterest-bearing demand
 deposits                      36,289                        35,004
Other liabilities               2,575                         1,947
Shareholders' equity           24,337                        22,693
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY      $264,219                      $252,689

NET INTEREST INCOME AND
 SPREAD                                $2,955     3.92 %

NET YIELD ON EARNING
 ASSETS                                           4.76 %

(1) The mix variance, not separately stated, has been proportionally allocated to the rate and volume variances based on their absolute dollar amount.

(2) Interest income reated to tax-exempt securities and to certain loans exempt from federal income tax is stated on a taxable equivalent basis, assuming a 34% tax rate.

(3)  Nonaccrual loans are included in the average loan balance.
     Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.

TABLE 2
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
ANALYSIS
(Taxable Equivalent Basis, Dollars in Thousands)

                                1994
THREE MONTHS ENDED
 JUNE 30                       Average         1995 Versus 1994
                    Interest    Rates    Interest Variance
                    Income/    Earned/       due to (1)       Net
                    Expense     Paid      Volume     Rate    Change
EARNING ASSETS
Loans (2) (3)       $ 3,248     8.13 %    $ 226     $ 381    $ 607
Investment
 securities:
  Taxable income        904     5.46        (32)      143      111
  Non-taxable
   income (2)           237     9.62          6       (19)     (13)
Federal funds sold       13     3.82         31        10       41
 Total earning
  assets              4,402     7.42        231       515      746

Cash and due from
 banks
Other assets, net
 TOTAL ASSETS

INTEREST-BEARING
 LIABILITIES
Interest-bearing
 deposits:
  NOW accounts          159     1.97          2        11       13
  Savings deposits      202     2.51        (16)       36       20
  Money market
   accounts             134     2.45        (41)       33       (8)
  Certificates and
   other time
   deposits           1,149     4.36        153       329      482
Retail repurchase
 agreements              -      3.41         42        -        42
Federal funds
 purchased                6     4.31         (7)        1       (6)
  Total interest-
   bearing
   liabilities        1,650     3.43        133       410      543

Noninterest-bearing
 demand deposits
Other liabilities
Shareholders' equity
  TOTAL LIABILITIES
   AND SHAREHOLDERS'
   EQUITY

NET INTEREST INCOME
 AND SPREAD          $2,752     3.99 %     $ 98      $105     $203

NET YIELD ON
 EARNING ASSETS                 4.64 %

(1) The mix variance, not separately stated, has been proportionally allocated to the rate and volume variances based on their absolute dollar amount.

(2) Interest income reated to tax-exempt securities and to certain loans exempt from federal income tax is stated on a taxable equivalent basis, assuming a 34% tax rate.

(3)  Nonaccrual loans are included in the average loan balance.
     Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.

                                16a

                     PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of FNB Corp. (the
"Corporation") was held on May 9, 1995. The total number of shares of the Corporation's Common Stock, par value $2.50 per share, outstanding as of March 30, 1995, the record date for the Annual
Meeting, was 1,200,000.

     The following nominees were elected to the Board of Directors for the terms indicated:

     Class I Directors - Elected for One-Year Terms Expiring with the Annual Meeting in 1996.

          Nominee                   Votes For        Withheld

          James M. Culberson, Jr.    831,424           4,400
          J. M. Ramsay III           831,824           4,000
          Charles W. Stout, M.D.     831,824           4,000
          Earlene V. Ward            831,824           4,000

     Class II Directors - Elected for Two-Year Terms Expiring with the Annual Meeting in 1997.

          Nominee                   Votes For        Withheld

          W. L. Hancock              831,824           4,000
          R. Reynolds Neely, Jr.     831,824           4,000
          Richard K. Pugh            829,744           6,080
          E. C. Watkins, Jr.         831,224           4,600

     Class III Directors - Elected for Three-Year Terms Expiring with the Annual Meeting in 1998.

          Nominee                   Votes For        Withheld

          James M. Campbell, Jr.     832,224           3,600
          Thomas A. Jordan           831,824           4,000
          Michael C. Miller          831,824           4,000

     The shareholders voted upon and approved the amendment to the Corporation's bylaws to provide for staggered terms for Directors and to increase the minimum number of directors to nine. The votes on this proposal were as follows:

          Votes for                  804,090
          Votes against               28,695
          Abstaining                   3,039

     The shareholders ratified the selection of KPMG Peat Marwick, Certified Public Accountants, as independent auditors of the Corporation for the 1995 fiscal year. The votes on ratification were as follows:

          Votes for                  831,529
          Votes against                  608
          Abstaining                   3,687

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              Exhibits to this report are listed in the index to exhibits on pages 15 and 16 of this report.

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended June 30, 1995.





                             SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FNB Corp.
                                   (Registrant)


Date:  August 8, 1995              By:  /s/ Jerry A. Little
                                            Jerry A. Little
                                            Treasurer and Secretary
                                            (Principal Financial
                                            and Accounting Officer)

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

    3.20          Amended and Restated Bylaws of the
                  Registrant, adopted May 9, 1995.

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

   27.10 Financial Data Schedule for the six months ended June 30, 1995.

   27.11          Amended and Restated Financial Data
                  Schedule for the three months ended March
                  31, 1995.

   27.12 Restated Financial Data Schedule for the fiscal year ended December 31, 1994.