Form 10QSB
period 1995-09-30
FNB CORP/NC
filed 1995-11-14
CIK 764811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                           FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1995

                         OR

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

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

The registrant had 1,797,734 shares of $2.50 par value common stock outstanding at October 19, 1995.

Transitional Small Business Disclosure Format (Check One):
Yes         No   X

                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     FNB Corp. and Subsidiary
                   CONSOLIDATED BALANCE SHEETS

                                September 30,       December 31,
ASSETS                       1995          1994        1994

Cash and due from banks $ 10,101,219  $  8,594,034  $  9,348,113
Federal funds sold         1,110,000     2,225,000           -
Investment securities:
 Available for sale,
  at estimated fair
  value (amortized cost
  of $17,596,230,
  $25,864,213 and
  $25,713,359)            17,643,012    25,196,478    24,569,036
 Held to maturity
  (estimated fair value
  of $59,266,365,
  $49,627,640 and
  $50,809,510)            58,927,148    50,349,271    52,414,194
Loans                    179,946,120   164,519,018   168,327,821
 Less: Allowance for
  loan losses             (1,918,551)   (1,692,125)   (1,719,717)
   Net loans             178,027,569   162,826,893   166,608,104
Premises and equipment     5,615,433     5,264,596     5,024,522
Other assets               3,716,288     3,817,684     3,651,740

   TOTAL ASSETS         $275,140,669  $258,273,956  $261,615,709

LIABILITIES AND
SHAREHOLDERS' EQUITY

Deposits:
 Noninterest-bearing
  demand deposits       $ 33,645,798  $ 36,333,073  $ 37,282,808
 Interest-bearing
  deposits:
   NOW, savings and
    money market
    deposits              77,882,815    85,770,243    82,400,774

   Time deposits of
    $100,000 or more      33,276,391    18,525,436    20,191,213
   Other time deposits    98,470,076    89,326,413    90,050,517
     Total deposits      243,275,080   229,955,165   229,925,312
Retail repurchase
 agreements                3,216,322     3,304,685     3,526,226
Federal funds
 purchased                       -             -       3,050,000
Other liabilities          3,367,950     1,828,234     1,735,041
  TOTAL LIABILITIES      249,859,352   235,088,084   238,236,579

Shareholders' equity:
 Preferred stock -
  $10.00 par value;
  authorized 200,000
  shares, none issued            -             -             -
 Common stock - $2.50
  par value; authorized
  5,000,000 shares,
  issued shares -
  1,797,734, 1,200,000
  and 1,200,000            4,494,335     3,000,000     3,000,000
 Surplus                      14,007       900,000       900,000
 Retained earnings        20,742,098    19,726,577    20,234,383
 Net unrealized
  securities gains
  (losses)                    30,877      (440,705)     (755,253)
   TOTAL SHAREHOLDERS'
    EQUITY                25,281,317    23,185,872    23,379,130

   TOTAL LIABILITIES
    AND SHAREHOLDERS'
    EQUITY              $275,140,669  $258,273,956  $261,615,709

   See accompanying notes to consolidated financial statements.

                      FNB Corp. and Subsidiary
                CONSOLIDATED STATEMENTS OF INCOME

                                         Nine Months Ended
                                           September 30,
                                       1995             1994

INTEREST INCOME:
 Interest and fees on loans       $ 11,542,039     $  9,696,456
 Interest and dividends on
  investment securities:
   Taxable income                    3,063,765        2,735,783
   Non-taxable income                  453,498          487,788
 Federal funds sold                    102,400           64,438
    Total interest income           15,161,702       12,984,465

INTEREST EXPENSE:
 Deposits                            6,461,909        5,026,191
 Retail repurchase agreements          113,150           36,875
 Federal funds purchased                13,431           10,742
    Total interest expense           6,588,490        5,073,808

NET INTEREST INCOME                  8,573,212        7,910,657
 Provision for loan losses             350,000          115,000
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                     8,223,212        7,795,657

OTHER OPERATING INCOME:
 Service charges on deposit
  accounts                             996,148          897,948
 Annuity and brokerage commissions     143,576          260,476
 Credit card income                    187,283           55,356
 Other service charges, commissions
  and fees                             208,343          212,537
 Losses on sales of securities        (414,596)             -
 Other income                          107,964          128,328
   Total other operating income      1,228,718        1,554,645

OTHER OPERATING EXPENSE:
 Personnel expense                   3,310,483        3,693,285
 Net occupancy expense                 344,790          344,575
 Furniture and equipment expense       336,907          399,189
 Data processing services              645,135          168,767
 Restructuring charges                 460,457              -
 Other expense                       1,800,060        1,781,254
   Total other operating expense     6,897,832        6,387,070

INCOME BEFORE INCOME TAXES           2,554,098        2,963,232
Income taxes                           735,578          860,172

NET INCOME                        $  1,818,520     $  2,103,060

PER SHARE DATA:
 Net income                       $       1.01     $       1.17
 Cash dividends declared                   .37              .347

 Average number of shares
  outstanding                        1,799,012        1,800,000

   See accompanying notes to consolidated financial statements.

                      FNB Corp. and Subsidiary
                CONSOLIDATED STATEMENTS OF INCOME

                                       Three Months Ended
                                          September 30,
                                       1995           1994

INTEREST INCOME:
 Interest and fees on loans        $ 4,000,995     $ 3,377,965
 Interest and dividends on
  investment securities:
   Taxable income                    1,049,443         941,759
   Non-taxable income                  144,617         154,307
 Federal funds sold                     34,774          40,035
    Total interest income            5,229,829       4,514,066

INTEREST EXPENSE:
 Deposits                            2,285,120       1,720,725
 Retail repurchase agreements           30,992          36,602
 Federal funds purchased                   323           3,713
    Total interest expense           2,316,435       1,761,040

NET INTEREST INCOME                  2,913,394       2,753,026
 Provision for loan losses             130,000          30,000
NET INTEREST INCOME AFTER
 PROVISION
  FOR LOAN LOSSES                    2,783,394       2,723,026

OTHER OPERATING INCOME:
  Service charges on deposit
   accounts                            354,329         307,392
  Annuity and brokerage commissions     45,723          26,497
  Credit card income                    67,438          33,871
  Other service charges, commissions
   and fees                             56,088          59,212
  Losses on sales of securities            -               -
  Other income                          37,351          35,749
   Total other operating income        560,929         462,721

OTHER OPERATING EXPENSE:
 Personnel expense                   1,124,936       1,246,776
 Net occupancy expense                 114,494         117,688
 Furniture and equipment expense       109,633         130,018
 Data processing services              217,186          89,360
 Restructuring charges                     -               -
 Other expense                         516,861         608,170
   Total other operating expense     2,083,110       2,192,012

INCOME BEFORE INCOME TAXES           1,261,213         993,735
Income taxes                           375,949         283,631

NET INCOME                         $   885,264    $    710,104

PER SHARE DATA:
 Net income                        $       .49    $        .39
 Cash dividends declared                   .13             .18

 Average number of shares
  outstanding                        1,797,115       1,800,000

  See accompanying notes to consolidated financial statements.

                      FNB Corp. and Subsidiary
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         Nine Months Ended
                                           September 30,
                                         1995          1994
OPERATING ACTIVITIES:
 Net income                          $ 1,818,520   $ 2,103,060
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
 Depreciation and amortization
  of premises and equipment              308,024       327,405
 Provision for loan losses               350,000       115,000
 Deferred income taxes                   (58,162)      313,493
 Deferred loan fees and costs, net       (92,009)     (466,702)
 Premium amortization and discount
  accretion of investment
  securities, net                        121,963       348,902
 Amortization of intangibles              44,336        59,390
 Losses on sales of securities           414,596           -
 Net decrease (increase) in loans
  held for sale                         (233,600)      984,236
 Increase in other assets               (493,277)     (574,114)
 Increase in other liabilities         1,397,809       413,485

   NET CASH PROVIDED BY OPERATING
    ACTIVITIES                         3,578,200     3,624,155

INVESTING ACTIVITES:
 Available-for-sale securities:
  Proceeds from sales                  5,896,328           -
  Proceeds from maturities             1,928,649     6,090,481
  Purchases                             (249,405)   (2,901,190)
 Held-to-maturity securities:
  Proceeds from maturities            13,607,837    14,127,990
  Purchases                          (20,116,148)  (15,505,695)
 Net increase in loans               (11,411,849)   (7,826,077)
 Proceeds from sales of premises
  and equipment                            1,395           155
 Purchases of premises and
  equipment                             (898,935)     (212,966)
 Other, net                                5,928      (203,839)

   NET CASH USED IN INVESTING
    ACTIVITIES                       (11,236,200)   (6,431,141)

FINANCING ACTIVITIES:
 Net increase in deposits             13,349,768     5,695,109
 Increase (decrease) in retail
  repurchase agreements                 (309,904)    3,304,685
 Decrease in federal funds
  purchased                           (3,050,000)   (1,800,000)
 Proceeds from issuance of
  common stock                            16,422           -
 Repurchase of common stock              (52,800)          -
 Cash dividends and fractional
  shares paid                           (432,380)     (624,000)
   NET CASH PROVIDED BY FINANCING
    ACTIVITIES                         9,521,106     6,575,794

NET INCREASE IN CASH AND CASH
 EQUIVALENTS                           1,863,106     3,768,808
Cash and cash equivalents at
 beginning of period                   9,348,113     7,050,226

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                           $11,211,219   $10,819,034
Supplemental disclosure of cash
 flow information:
  Cash paid during the period for:
  Interest                           $ 5,758,000   $ 5,008,252
  Income taxes                           631,320       779,250

 See accompanying notes to consolidated financial statements.

                            FNB Corp. and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENT

1. The accompanying consolidated financial statements, preparedwithout audit, include the accounts of FNB Corp. (the Corporation) and its wholly-owned subsidiary, First National Bank and Trust Company (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation.

2. For purposes of reporting cash flows, cash and case equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

3. On December 30, 1993, the Corporation entered into definitive agreements to acquire two mutual savings banks, Home Savings Bank of Siler City, SSB ("Home") of Siler City, North Carolina and Randleman Savings Bank, SSB ("Randleman") of Randleman, North Carolina, in merger/conversion transactions, pursuant to which the savings banks would convert from mutual to stock form and the Corporation would simultaneously acquire the shares issued in the conversions. Consummation of such proposed acquisitions is subject to regulatory approval by the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System and the Administrator of the North Carolina Savings Institutions Division. At December 31, 1994, Home operated one office and had approximately $43,614,000 in total assets, $37,732,000 in deposits and $5,105,000 in retained earnings. On this same date, Randleman had approximately $15,610,000 in total assets,$13,459,000 in deposits and $2,100,000 in retained earnings.

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

    The Corporation has incurred certain costs in connection with the proposed Randleman acquisition. Those costs, which amounted to $71,494 at September 30, 1995, have been deferred and are included in other assets on the consolidated balance sheet. Costs amounting to $113,833, previously deferred in connection with the proposed Home acquisition, were charged to expense in the first quarter of 1995.

4. Loans as presented are net of unearned income of $55,247, $1,732,724 and $944,168 at September 30, 1995, September 30,
    1994 and December 31, 1994, respectively.

5.  Significant components of other expense were as follows:

                         Three Months Ended   Nine Months Ended
                            September 30,       September 30,
                           1995       1994     1995       1994

    FDIC insurance       $ 21,092   $127,750 $277,040   $375,630
    Stationery, printing
     and supplies          87,519     77,142  222,899    219,483
    Deferred acquisition
     costs charged to
     expense                  -          -    113,833        -

6. In 1995, management adopted a comprehensive restructuring project for the purpose of reengineering all Bank operations to become more competitive and cost-effective in developing business and servicing customers and to improve long-term profitability. This project, scheduled for completion in 1995, will eliminate or realign some positions within the bank and will result in one-time charges to earnings. It is expected that the most significant costs have been incurred in the first nine months of 1995.

    A summary of the restructuring charges incurred or accrued during the nine months ended September, 30 1995 is as follows:

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

OVERVIEW

     The Corporation earned $1,818,520 in the first nine months of 1995, a 13.5% decline from the same period in 1994. Earnings per share decreased from $1.17 to $1.01 in comparing these nine-month periods. The 1995 results, especially as related to the operations of the first quarter, have been impacted by certain special charges described in more detail in the "Earnings Review". Earnings for the 1995 third quarter amounted to $885,264, which represents a 24.7% increase from the 1994 third quarter and a gain in earnings per share from $.39 to $.49.

     Total assets were $275,140,669 at September 30, 1995, up 6.5% from September 30, 1994 and 5.2% from December 31, 1994. Loans amounted to $179,946,120 at September 30, 1995, increasing 9.4% from September 30, 1994 and 6.9% from December 31, 1994. Total deposits grew 5.8% from September 30, 1994 and 5.8% from December 31, 1994 to $243,275,080 at September 30, 1995.

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

EARNINGS REVIEW

     The Corporation's net income declined $284,540 or 13.5% in the first nine months of 1995 compared to the same period of 1994 and increased $175,160 or 24.7% in comparing third quarter periods. The earnings decline for the first nine months of 1995 primarily related to the first quarter results which were negatively affected by restructuring charges of $460,457 and losses on sales of securities of $414,596, which are considered one-time charges taken for the strategic purposes discussed in "Business Development Matters". Additionally, and as further discussed in "Other Operating Expense", there was a $113,833 charge to expense in the 1995 first quarter related to costs that had been deferred in connection with the proposed acquisition of Home Savings Bank of Siler City, SSB. Earnings were positively impacted in the first nine months of 1995 by an increase of $662,555 or 8.4% in net interest income. Similarly, the 1995 third quarter results benefited from a $160,368 or 5.8% increase in net interest income. Earnings were negatively impacted in these same periods of 1995 by increases in the provision for loan losses of $235,000 and $100,000, respectively.

     As discussed in "Other Operating Expense", earnings are being favorably affected, starting in the 1995 third quarter, by a significant reduction in the rate charged for FDIC insurance. Compared to the same periods of 1994, FDIC insurance expense was $98,590 lower in the first nine months of 1995 and $106,658 lower in the third quarter.

     Return on average assets, affected by the special charges in 1995, declined from 1.11% in the first nine months of 1994 to 0.92% in the first nine months of 1995. Similarly, return on average shareholders' equity declined from 12.31% to 9.94% in comparing the same periods. In comparing third quarter periods, however, with increased net income in 1995, return on average assets improved from 1.10% in 1994 to 1.31% in 1995 and return on average shareholders' equity improved from 12.29% to 14.15%.

Net Interest Income

     Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

     Net interest income was $8,573,212 in the first nine months of 1995 compared to $7,910,657 in the same period of 1994. This increase of $662,555 or 8.4% resulted from an improvement in the net yield on earning assets, or net interest margin, from 4.58% in the first nine months of 1994 to 4.74% in the same period of 1995 coupled with a 4.5% increase in the level of average earning assets. In comparing third quarter periods, net interest income increased in similar fashion by $160,368 or 5.8%, as the net interest margin improved from 4.69% to 4.72% and average earning assets increased 4.7%. The net interest margin, affected for some period prior to early 1994 by a significant decline in the interest rate structure, had generally improved until the second quarter of 1993 as a result of lower deposit rates and then decreased as the impact of declining yields on earning assets became more significant. The interest rate scenario changed significantly in 1994, influenced by actions taken by the Federal Reserve to combat a possible resurgence in inflation. The interest rate increases in 1994 and early 1995, later offset to some extent by Federal Reserve action to reduce rates in the 1995 third quarter, have resulted in an improvement in the net interest margin. Additionally, there has been a continuing negative impact on the margin from certain variable-rate time deposits with minimum rates in excess of current market rates. Such variable-rate time deposits are being phased out over a two-year period that commenced in January 1994. On a taxable equivalent basis, the increase in net interest income in the first nine months and third quarter of 1995 were slightly lower at $645,000 and $152,000, respectively, reflecting a decline in the yield of non-taxable investment securities.

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

     Changes in the net interest margin and spread tend to correlate with movements in the prime rate of interest. The prime rate, which had been 6.00% at December 31, 1992 and 1993, moved up significantly in 1994 to close the year at 8.50%. The average prime for those three years amounted to 6.25%, 6.00% and 7.09%, respectively. The prime rate had declined significantly from 1991 to 1993, but began to increase in 1994 following steps taken by the Federal Reserve to combat a possible resurgence in inflation. The prime rate increased towards the end of the first quarter in 1994 and an additional four times during the remainder of that year. In the first quarter of 1995, it increased again to 9.00% and remained at that level until the third quarter when, in response to action taken by the Federal Reserve, it decreased to 8.75%. There appears to be some possibility of a further 1995 decrease in the prime rate. The average prime was 8.85% in the first nine months of 1995 compared to 6.77% in the same period of 1994. In comparing nine-month periods, the net interest spread declined modestly by 3 basis points from 3.94% in 1994 to 3.91% in 1995 due to the fact that the average total yield on earning assets increased by slightly less than the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets increased by 84 basis points from 7.43% in 1994 to 8.27% in 1995, while the cost of funds increased by 87 basis points in moving from 3.49% to 4.36%. A comparison of third quarter periods, however, indicates greater pressure on the net interest spread, which declined from 4.01% to 3.89%. While the third quarter increase in the yield on earning assets was 77 basis points, the cost of funds increased 89 basis points.

Provision for Loan Losses

     This provision is the charge against earnings to provide an allowance or reserve for possible future losses on loans. The amount of each period's charge is affected by several considerations including management's evaluation of various risk factors in determining the adequacy of the allowance (see "Asset Quality"), actual loan loss experience and loan portfolio growth. Earnings were negatively impacted in the first nine months and third quarter of 1995 compared to the same periods in 1994 by increases in the provision of $235,000 and $100,000, respectively.

Other Operating Income

     Total other operating, or noninterest, income decreased $325,927 or 21.0% in the first nine months of 1995 compared to the same period in 1994 due principally to losses on sales of securities in the 1995 first quarter of $414,596 (see "Business Development Matters"). In comparing third quarter periods, noninterest income increased $98,208 or 21.2%. The increase in service charges on deposit accounts resulted primarily from a change in the 1994 fourth quarter in the method of collecting fees on returned checks and overdraft items and from the implementation of daily charges on overdraft balances in May 1995. Annuity and brokerage commissions declined in the first nine months of 1995 because of a reduction in sales of tax-deferred annuity products, although such sales were higher in the 1995 third quarter compared to the same period in 1994. There was a lower level of "other income" in the first nine months of 1995 due largely to a reduction in gains on loan sales.
Increases in mortgage loan rates have negatively impacted both mortgage loan activity and the average level of profitability on loans actually sold. Credit card income increased due to a new program (see "Business Development Matters").

Other Operating Expense

     Total other operating, or noninterest, expense increased $510,762 or 8.0% in the first nine months of 1995 compared to the same period of 1994 due primarily to restructuring charges recorded in the 1995 first quarter of $460,457 (see "Business Development Matters") and to deferred acquisition costs charged to expense in the 1995 first quarter of $113,833. In comparing third quarter periods, noninterest expense decreased $108,902 or 5.0% due primarily to a significant reduction in the rate charged for FDIC insurance as discussed below. The components of other operating expense have been significantly changed by the Bank's decision in 1994 to outsource its data processing operations (see "Business Development Matters"). The conversion of data processing operations to a service bureau arrangement was completed in the 1994 fourth quarter. Consequently, the level of expense for data processing services, which includes trust and credit card processing costs in addition to basic data processing operations, has increased significantly in 1995. Personnel and equipment costs are being reduced, however, as a result of the outsourcing decision. A change in credit card operations (see "Business Development Matters") has also contributed to a higher cost of data processing services.

     Personnel expense, as noted above, has been positively impacted by the outsourcing of data processing operations with only a slight offset from the change implemented in mid-1994 in credit card operations. Additional reductions in personnel and other expenses are resulting from the comprehensive project being undertaken in 1995 for the reengineering of all bank operations (see "Business Development Matters"). The restructuring charges noted above are expected to constitute the majority of the costs to be incurred in connection with this project. The number of full-time equivalent employees decreased in 1994, reflecting in particular the outsourcing of data processing operations. A further decrease has occurred in the first nine months of 1995 as the benefits of the reengineering project have begun to be realized. As is the situation for other operating expenses, personnel expense is subject to the continuing effects of inflation through normal salary adjustments and higher costs of fringe benefits.

     As discussed in the "Overview", the Corporation in December 1993 entered into definitive agreements to acquire two mutual savings banks, Home Savings Bank of Siler City, SSB ("Home") and Randleman Savings Bank, SSB ("Randleman"). Changes in regulatory policy, however, have effectively resulted in a moratorium on federal approval of such merger/conversion transactions. Based on the results of the continuing evaluation of the progress toward finding a method of effecting a combination, the Corporation elected to charge to expense in the first quarter of 1995 certain costs, amounting to $113,833, that had been deferred in connection with the proposed Home acquisition. As noted in the "Overview", the agreement with Home was formally discontinued in May 1995. Costs deferred in connection with the proposed Randleman acquisition amounted to $71,494 at September 30, 1995.

     Because of the Federal Deposit Insurance Corporation Improvement Act (FDICIA) enacted in 1989, FDIC insurance expense was increased substantially, with the Bank's expense amounting to $503,379 in the year ended December 31, 1994 and $255,948 in the first six months of 1995. The FDIC has two separate insurance funds, which are the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). When each fund reaches the
1.25 percent reserve ratio required by FDICIA, then the corresponding insurance assessment rates can be lowered starting within that semiannual period. While the SAIF fund has not yet reached the mandated reserve ratio, the BIF fund was found in the third quarter of 1995 to have reached this level by the end of May 1995. Accordingly, the BIF rate was reduced effective June 1, 1995 and currently is as much as 83% lower than before for financial institutions with BIF-insured deposits. Since most of the Bank's deposits are insured through BIF, the Bank experienced a significant reduction in FDIC insurance expense in the 1995 third quarter when the effect of the rate adjustment was initially recorded. Consequently, FDIC insurance expense, compared to the same periods of 1994, was $98,590 lower in the first nine months of 1995 and $106,658 lower in the third quarter.

     Under legislation now being considered in connection with the SAIF fund, the FDIC insurance rate on SAIF deposits could be lowered to match that on BIF deposits. As part of this legislation, financial institutions would be charged a special, one-time assessment on their SAIF deposits.

Income Taxes

     The effective income tax rate of 28.8% in the first nine months of 1995 did not vary significantly from the 29.0% rate in the same period of 1994.

LIQUIDITY

     Liquidity refers to the continuing ability of the Bank to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to the Corporation for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from three major sources:
(a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold and (c) the available-for-sale securities portfolio. While additional liquidity is readily obtainable by purchasing federal funds from other banks, the Bank has not found it necessary to utilize this resource to any substantial extent in recent years.
Further, while available-for-sale securities are intended to be a source of immediate liquidity, the entire investment securities portfolio is managed to provide both income and a ready source of liquidity. The average portfolio life of debt securities is approximately three and three-fourths years, resulting in a substantial level of maturities each year. All debt securities are of investment grade quality and, if the need arises, can be promptly liquidated on the open market or pledged as collateral for short-term borrowing.

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

     The Bank's balance sheet is liability-sensitive, meaning that in a given period there will be more liabilities than assets subject to immediate repricing as market rates change. Because immediately rate sensitive interest-bearing liabilities exceed rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 30 days are NOW, savings, and money market deposits totaling $77,883,000 as of September 30, 1995. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

CAPITAL ADEQUACY

     Under guidelines established by the Federal Reserve Board, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1 and Tier 2, as a percentage of risk-adjusted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible securities, preferred stock and the allowance for loan losses. Under current requirements, the minimum Tier 1 capital ratio is 4% and the minimum total capital ratio, consisting of both Tier 1 and Tier 2 capital, is 8%. At September 30, 1995, the Corporation had a Tier 1 capital ratio of 13.63% and a total capital ratio of 14.66%.

     The leverage ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. The required ratio ranges from 3% to 5%, subject to federal bank regulatory evaluation of the organization's overall safety and soundness.
At September 30, 1995, the Corporation had a leverage ratio of 9.32%.

BALANCE SHEET REVIEW

     Total assets at September 30, 1995 were higher than at September 30, 1994 and December 31, 1994 by $16,867,000 or 6.5%
and $13,525,000 or 5.2%, respectively; deposits were ahead by $13,320,000 or 5.8% and $13,350,000 or 5.8%. Growth was
significant in the 1995 third quarter when total assets and deposits increased by $7,491,000 or 2.8% and $5,274,000 or 2.2%, respectively. A new retail repurchase agreements program that commenced in the second quarter of 1994 generated $3,216,000 of the total asset balance at September 30, 1995, $3,305,000 at September 30, 1994 and $3,526,000 at December 31, 1994.
Average assets increased $11,266,000 or 4.4% in the first nine months of 1995 compared to the same period in 1994, while average deposits increased $7,290,000 or 3.2%; the third quarter increases being $12,948,000 or 5.0% and $11,618,000 or 5.1%, respectively.

Investment Securities

     Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. During the twelve-month period ended September 30, 1995, when significant loan growth occurred relative to the growth in total assets, there was a modest increase in the level of investment securities, amounting to $1,024,000 or 1.4%. Of this total increase, $715,000 resulted from the change in the valuation of available-for-sale securities for unrealized gains and losses. Investable funds not otherwise utilized are temporarily invested on an overnight basis as federal funds sold, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

Loans

     The Corporation's primary source of revenue and largest component of earning assets is the loan portfolio. Loans increased $15,427,000 or 9.4% during the twelve-month period ended September 30, 1995. The net loan increase during the first nine months of 1995 was $11,618,000 or 6.9%, with the third quarter accounting for $7,749,000 or 66.7% of this increase.
Loan growth in the first quarter was flat due to a decrease in the commercial loan portfolio which, as a result of its more volatile nature, tends to have larger fluctuations, both increases and decreases, than other portfolio components. The commercial loan portfolio regained all of its first quarter loss in the second quarter and registered a strong increase in the third quarter. Despite the quarterly fluctuations, the commercial loan portfolio accounted for more than 40% of total loan growth during both the twelve-month period ended September 30, 1995 and the first nine months of 1995. Average loans were $12,129,000 or 7.6% higher in the first nine months of 1995 than in the same period of 1994. The ratio of average loans to average deposits, in comparing nine-month periods, increased from 70.3% in 1994 to 73.3% in 1995. Part of this increase is due to the effect of the new retail repurchase agreements program which began generating additional funds in 1994 that can be used for loan growth and other purposes. The ratio of loans to deposits at September 30, 1995 was 74.0%.

     The residential construction and mortgage loan portfolio accounted for approximately 40% of the loan increase during the last twelve months and 35% of the increase during the first nine months of 1995. The consumer loan portfolio has been adversely affected by a decline in automobile loans that has largely offset the gains in credit card receivables, in balances related to the home equity line program and in installment loans other than for automobiles. Automobile lending was especially strong in the first half of 1994, but the pace has significantly subsided since that time. Reflecting an improvement in the volume of automobile loans in the 1995 third quarter, however, the results of the consumer loan portfolio have contributed more significantly toward the net loan increases for the last twelve months and for the first nine months of 1995.

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

     The Bank's level and mix of deposits has been specifically affected by the following factors. Certain variable-rate time deposits with minimum rates in excess of current market rates are being phased out over a two-year period that commenced in January 1994. A retail repurchase agreements program, established in the second quarter of 1994, has tended to transfer funds away from deposits. The balance of retail repurchase agreements was $3,526,000 at December 31, 1994 and $3,216,000 at September 30,
1995. Further, the level of public funds on deposit fluctuates, amounting to $22,538,000, $10,081,000 and $10,940,000 at
September 30, 1995, September 30, 1994 and December 31, 1994, respectively.

BUSINESS DEVELOPMENT MATTERS

     As discussed in the "Overview" and "Other Operating Expense" above, the Corporation has entered into a definitive agreement to acquire a mutual savings bank. An additional agreement for the acquisition of a mutual savings bank was discontinued in May 1995.

     During 1994, a new credit card operation was established in which the Bank carries its own credit card receivables as opposed to the former fee-based arrangement under which accounts were generated for and owned by a correspondent bank. As part of the new credit card strategy, extensive customer solicitation efforts have been undertaken in 1995. Credit card receivables exceeded $1,200,000 at September 30, 1995. Additionally, the merchant aspect of credit card operations has been shifted to an in-house basis from the prior correspondent arrangement.

     In a significant 1994 development, the Bank elected to outsource all of its data processing, item capture and statement rendering operations. The conversion to a service bureau arrangement was completed in the 1994 fourth quarter. The major items of data processing equipment that were no longer needed by the Bank were acquired by the new processor. While the Bank does not plan to resume any major data processing operations, the level of computer equipment is being significantly increased in 1995 through expanded use of personal computer networks. The new networks will allow for a more direct input of basic loan and deposit account information to the data files maintained by the service bureau. Capital expenditures for these and other projects are expected to be approximately $1,000,000 in 1995.

     In 1995, management adopted a comprehensive restructuring project for the purpose of reengineering all Bank operations to become more competitive and cost-effective in developing business and servicing customers and to improve long-term profitability. This project, scheduled for completion in 1995, will eliminate or realign some positions within the Bank and will result in one-time charges to earnings. It is believed that the majority of these restructuring charges were incurred or accrued in the 1995 first quarter. The total recorded in the first quarter, which is equal to the total for the first nine months of 1995, was $460,457, of which $304,697 related to personnel costs and $155,760 to professional fees. The Bank also decided in March 1995 to recognize losses of $414,596 from the sales of certain securities held in the available-for-sale investment portfolio in order to gain favorable tax treatment for the losses and to take advantage of reinvestment opportunities at higher coupon rates. While these actions will have a significant adverse impact on 1995 earnings, management believes these decisions will enhance the long-term value of FNB Corp. and insure the competitive edge of its community banking operations.

TABLE 1
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
ANALYSIS
(Taxable Equivalent Basis, Dollars in Thousands)

                                         1995        1994
NINE MONTHS ENDED SEPTEMBER 30
                                            Average
                                   Interest  Rates
                          Average  Income/  Earned/  Average
                          Balance  Expense   Paid    Balance

EARNING ASSETS
Loans (2) (3)            $171,929  $11,580   9.00%   $159,800
Investment securities:
 Taxable income            64,614    3,064   6.32      66,517
 Non-taxable income (2)    10,274      682   8.84       9,996
Federal funds sold          2,318      102   5.91       2,175
  Total earning assets    249,135   15,428   8.27     238,488

Cash and due from banks     9,130                       8,428
Other assets, net           6,697                       6,780
  TOTAL ASSETS           $264,962                    $253,696

INTEREST-BEARING
 LIABILITIES
Interest-bearing
 deposits:
  NOW accounts           $ 32,142      513   2.13    $ 32,483
  Savings deposits         29,931      646   2.89      31,845
  Money market accounts    16,783      386   3.08      21,504
  Certificates and other
   time deposits          119,831    4,917   5.49     106,689
Retail repurchase
 agreements                 3,004      113   5.04       1,262
Federal funds purchased       310       14   5.79         332
  Total interest-bearing
    liabilities           202,001    6,589   4.36     194,115

Noninterest-bearing
 demand deposits           35,989                      34,865
Other liabilities           2,585                       1,940
Shareholders' equity       24,387                      22,776

  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY  $264,962                    $253,696

NET INTEREST INCOME AND
 SPREAD                            $ 8,839   3.91%

NET YIELD ON EARNING
 ASSETS                                      4.73%

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

                               15a

TABLE 1
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
ANALYSIS
(Taxable Equivalent Basis, Dollars in Thousands)

NINE MONTHS ENDED           1994
 SEPTEMBER 30                    Average  1995 Versus 1994
                       Interest   Rates   Interest Variance
                        Income/  Earned/    due to (1)      Net
                       Expense    Paid   Volume    Rate   Change

EARNING ASSETS
Loans (2) (3)          $ 9,736  8.14%    $ 771  $ 1,073  $1,844
Investment securities:
 Taxable income          2,736  5.48       (80)     408     328
 Non-taxable income(2)     732  9.76        20      (70)    (50)
Federal funds sold          64  3.96         4       34      38
  Total earning assets  13,268  7.43       715    1,445   2,160

Cash and due from banks
Other assets, net
  TOTAL ASSETS

INTEREST-BEARING
 LIABILITIES
Interest-bearing
 deposits:
  NOW accounts             484  1.99        (5)      34      29
  Savings deposits         609  2.56       (39)      76      37
  Money market accounts    399  2.48       (98)      85     (13)
  Certificates and other
   time deposits         3,534  4.43       470      913   1,383
Retail repurchase
 agreements                 37  3.91        60       16      76
Federal funds purchased     11  4.33        (1)       4       3
   Total interest-bearing
    liabilities          5,074  3.49       387    1,128   1,515

Noninterest-bearing
 demand deposits
Other liabilities
Shareholders' equity

   TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY

NET INTEREST INCOME
 AND SPREAD            $ 8,194  3.94%     $ 328   $  317  $  645

NET YIELD ON EARNING
 ASSETS                         4.58%

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

                               15b

TABLE 2
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
ANALYSIS
(Taxable Equivalent Basis, Dollars in Thousands)

                                        1995             1994
THREE MONTHS ENDED SEPTEMBER 30                Average
                                     Interest   Rates
                           Average   Income/   Earned/  Average
                           Balance   Expense    Paid    Balance

EARNING ASSETS
Loans (2) (3)             $176,324   $4,011    9.04%   $162,604
Investment securities:
 Taxable income             64,299    1,050    6.53      66,067
 Non-taxable income(2)      10,429      219    8.37       9,746
Federal funds sold           2,414       34    5.72       3,664
  Total earning assets     253,466    5,314    8.35     242,081

Cash and due from banks      9,372                        8,591
Other assets, net            7,454                        6,672
  TOTAL ASSETS            $270,292                     $257,344

INTEREST-BEARING
 LIABILITIES
Interest-bearing deposits:
 NOW accounts             $ 32,260      175    2.15    $ 33,193
 Savings deposits           29,612      207    2.78      31,808
 Money market accounts      15,201      116    3.02      20,800
 Certificates and other
  time deposits            126,334    1,787    5.61     106,020
Retail repurchase
 agreements                  2,548       31    4.83       3,713
Federal funds purchased         23        1    5.57         297
  Total interest-bearing
    liabilities            205,978    2,317    4.46     195,831

Noninterest-bearing
 demand deposits            36,274                       36,242
Other liabilities            3,018                        2,151
Shareholders' equity        25,022                       23,120
   TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY  $270,292                     $257,344


NET INTEREST INCOME AND
 SPREAD                              $2,997    3.89%

NET YIELD ON EARNING
 ASSETS                                        4.72%

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

                               16a

TABLE 2
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
ANALYSIS
(Taxable Equivalent Basis, Dollars in Thousands)

THREE MONTHS ENDED       1994
 SEPTEMBER 30                 Average  1995 Versus 1994
                   Interest    Rates   Interest Variance
                   Income/    Earned/     due to (1)        Net
                   Expense     Paid    Volume       Rate   Change

EARNING ASSETS
Loans (2) (3)       $3,393    8.30%   $ 301       $ 317    $ 618
Investment
 securities:
  Taxable income       942    5.70      (26)        134      108
  Non-taxable
   income (2)          232    9.51       16         (29)     (13)
Federal funds sold      40    4.34      (17)         11       (6)
  Total earning
   assets            4,607    7.58      274         433      707

Cash and due
 from banks
Other assets, net
  TOTAL ASSETS

INTEREST-BEARING
 LIABILITIES
Interest-bearing
 deposits:
  NOW accounts         168    2.01       (5)         12        7
  Savings deposits     208    2.59      (15)         14       (1)
  Money market
   accounts            139    2.64      (41)         18      (23)
 Certificates and
  other time
  deposits           1,206    4.51      255         326      581
Retail repurchase
 agreements             37    3.91      (14)          8       (6)
Federal funds
 purchased               4    4.97       (3)        -         (3)


  Total interest-
    bearing
    liabilities      1,762    3.57      177         378      555

Noninterest-bearing
 demand deposits
Other liabilities
Shareholders'
 equity
  TOTAL LIABILITIES
   AND SHAREHOLDERS'
   EQUITY

NET INTEREST INCOME
 AND SPREAD         $2,845    4.01%   $  97       $  55    $ 152

NET YIELD ON
 EARNING ASSETS               4.69%

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


                               16b

                   PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              Exhibits to this report are listed in the index to exhibits on pages 18 and 19 of this report.

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended September 30, 1995.

               ____________________________________

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FNB Corp.
                                   (Registrant)


Date:  November 8, 1995            By:/s/ Jerry A. Little
                                      Jerry A. Little
                                      Treasurer and Secretary
                                      (Principal Financial and
                                      Accounting Officer)

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

   3.20        Amended and Restated Bylaws of the
               Registrant, adopted May 9, 1995,
               incorporated herein by reference to the
               Registrant's Form 10-QSB Quarterly
               Report for the quarter ended June 30,
               1995.

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