Form 10KSB
period 1995-12-31
FNB CORP/NC
filed 1996-04-01
CIK 764811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                                    OR
[ ] TRANSITION  REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES  EXCHANGE ACT
OF 1934 [NO FEE REQUIRED] For the transition period from            to

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

The registrant's revenues for the year ended December 31, 1995 were $22,431,927.

As of March 10, 1996, the aggregate market value of voting stock held by nonaffiliates of the registrant, assuming, without admission, that all directors and officers of the registrant may be deemed affiliates, was $37,622,568.

The registrant had 1,800,296 shares of $2.50 par value common stock outstanding at March 10, 1996.

Transitional Small Business Disclosure Format (Check One):    Yes        No   X

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1995 are incorporated by reference into Part II.

Portions  of  the  definitive   proxy   statement  for  the  Annual  Meeting  of
Shareholders to be held on May 14, 1996 are incorporated by reference into Part III.

                                     PART I

Item 1.  Description of Business

         FNB Corp. (the "Parent Company") is a bank holding company incorporated under the laws of the State of North Carolina in 1984. On July 2, 1985, through an exchange of stock, the Parent Company acquired its wholly-owned bank subsidiary, First National Bank and Trust Company (the "Bank"), a national banking association founded in 1907. The Parent Company and the Bank are collectively referred to as the "Corporation".

         The Bank, a full-service commercial bank, currently conducts all of its operations in Randolph, Montgomery and Chatham counties in North Carolina. Four offices, including the main office, are located in Asheboro. Additional community offices are located in Archdale (two offices), Biscoe, Ramseur, Randleman, Seagrove and Siler City. Some of the major services offered include checking accounts, NOW accounts (including package account versions that offer a variety of products and services), money market accounts, savings accounts, certificates of deposit, holiday club accounts, individual retirement accounts, credit cards and loans, both secured and unsecured, for business, agricultural and personal use. The Bank also has automated teller machines and is a member of "Honor", a regional teller machine network that, through arrangements with other networks, allows access to automated teller machines located in a total of forty-five states, Washington D.C. and Puerto Rico.

         The Bank has a Trust and Investment Services Division that offers traditional trust and estate settlement services, investment management programs, brokerage services and tax-deferred annuities. In 1995, the Trust and Investment Services Division began offering investment products and services available through "The Wall Street Corner", a division of Liberty Securities.

         On December 30, 1993, the Corporation entered into definitive agreements to acquire two mutual savings banks, Home Savings Bank of Siler City, SSB of Siler City, North Carolina and Randleman Savings Bank, SSB of Randleman, North Carolina, in merger/conversion transactions, pursuant to which the savings banks would convert from mutual to stock form and the Corporation would simultaneously acquire the shares issued in the conversions. Regulatory applications for approval to consummate the proposed acquisitions were filed in April 1994. Substantial changes in regulatory policy occurring shortly after the applications were filed effectively resulted in a moratorium on federal approval of merger/conversions, and the Corporation subsequently withdrew the applications to the FDIC and the Federal Reserve and postponed the ultimate decision to proceed with the acquisitions until it was clear what the regulatory obstacles might be. In 1995, the agreements expired without the acquisitions having been completed due to changes in federal and state regulatory policies which strictly limited the circumstances under which such transactions would be permitted.

         The Corporation incurred certain costs in connection with the proposed acquisitions. Those costs, which had been deferred, amounted to $186,350 and are included in other expense in the consolidated statement of income for the year ended December 31, 1995.

         During 1994, a new credit card operation was established in which the Bank carries its own credit card receivables as opposed to the former fee-based arrangement under which accounts were generated for and owned by a correspondent bank. As part of the new credit card strategy, extensive marketing efforts were undertaken in 1995, primarily to existing Bank customers. Credit card receivables amounted to $1,524,718 at December 31, 1995. Additionally, the merchant aspect of credit card operations has been shifted to an in-house basis from the prior correspondent arrangement.

         In a significant 1994 development, the Bank elected to outsource all of its data processing, item capture and statement rendering operations. The conversion to a service bureau arrangement was completed in the 1994 fourth quarter. The major items of data processing equipment that were no longer needed by the Bank were acquired by the new processor. While the Bank does not plan to resume any major data processing operations, the level of computer equipment was significantly increased in 1995 through expanded use of personal computer networks. The new networks will allow for a more direct input of basic loan and deposit account information to the data files maintained by the service bureau. Capital expenditures in 1995, which totaled $1,302,230, related primarily to the increase in computer equipment. Since most of this equipment was not placed into service until late in 1995, the majority of the effect on annual depreciation expense will not occur until 1996.

         In 1995, management adopted a comprehensive restructuring project for the purpose of reengineering Bank operations to become more competitive and cost-effective in developing business and servicing customers and to improve long-term profitability. In connection with this project, certain positions within the Bank have either been realigned or eliminated. Total restructuring charges in 1995, with the expectation that all significant costs were incurred and paid during that period, amounted to $460,457, of which $301,116 related to personnel costs and $159,341 to professional fees. The Bank also decided in March 1995 to recognize losses of $414,596 from the sales of certain investment securities held in the available-for-sale portfolio in order to gain favorable tax treatment for the losses and to take advantage of reinvestment opportunities at higher coupon rates. While these actions had a significant adverse impact on 1995 earnings, management believes these decisions will enhance the long-term value of the Corporation and strengthen the competitive position of its community banking operations.

         Management decided in March 1996 that the Bank would discontinue the purchase of retail installment loan contracts from automobile and equipment dealers, due largely to the declining yields being experienced in this loan program. Contracts of this nature included in loans at December 31, 1995 amounted to $33,525,143. While there will be no purchases of new contracts, current plans call for the collection of outstanding loans based on their contractual terms. It is expected that the funds previously invested in this loan program will be redeployed, as loan payments occur, to other loan programs or to the investment securities portfolio.

Competition

         The commercial banking industry within the Bank's marketing area is extremely competitive. The Bank faces direct competition in Randolph, Montgomery and Chatham counties from approximately twenty different financial institutions, including commercial banks, savings institutions and credit unions. Although none of these entities is dominant, the Bank considers itself one of the major financial institutions in the area in terms of total assets and deposits. Further competition is provided by banks located in adjoining counties, as well as other types of financial institutions such as insurance companies, finance companies, pension funds and brokerage houses and other money funds.

Supervision and Regulation

         The Parent Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is registered as such with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). A bank holding company is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting stock of such bank, unless it already owns a majority of the voting stock of such bank. Furthermore, a bank holding company, with limited exceptions, is prohibited from acquiring direct or indirect ownership or control of more than five percent of the voting stock of any company which is not a bank or a bank holding company and must engage only in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares in a company the activities of which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

         As a national banking association, the Bank is subject to regulatory supervision, of which regular bank examinations by the Comptroller of the Currency are a part. The Bank is a member of the Federal Deposit Insurance Corporation (the "FDIC") which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, each bank pays a quarterly statutory assessment and is subject to the rules and regulations of the FDIC. The Bank is also a member of the Federal Reserve System and is therefore subject to the applicable provisions of the Federal Reserve Act, which imposes restrictions on loans by subsidiary banks to a holding company and its other subsidiaries and on the use of stock or securities as collateral security for loans by subsidiary banks to any borrower.

         The ability of the Parent Company to pay dividends depends to a large extent upon the amount of dividends the Bank pays to the Parent Company. Approval of the Comptroller of the Currency, or his designate, will be required for any dividend to the Parent Company by the Bank if the total of all dividends, including any proposed dividend, declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

Effect of Governmental Policies

         The operations and earnings of the Bank and, therefore, of the Parent Company are affected by legislative changes and by the policies of various regulatory agencies. In particular, the Bank is affected by the monetary and fiscal policies of the Federal Reserve Board. The instruments of monetary policy used by the Federal Reserve Board include its open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements on member bank deposits. The actions of the Federal Reserve Board influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans or paid on deposits.

Employees

         As of December 31, 1995, the Parent Company had three officers, all of whom were also officers of the Bank. On that same date, the Bank had 117 full-time employees and 24 part-time employees. The Bank considers its relationship with its employees to be excellent. The Bank provides employee benefit programs, including a noncontributory defined benefit pension plan, matching retirement/savings plan, group life, health and dental insurance, paid vacations, sick leave, and health care and life insurance benefits for retired employees.

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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Information with respect to FNB Corp. common stock, appearing under the headings "Common Stock" and "Market Makers" of the section entitled "General Information" and under the heading "Table 10 - Quarterly Financial Data" of the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1995 Annual Report to Shareholders, is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         The sections entitled "Five Year Financial History" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1995 Annual Report to Shareholders are incorporated herein by reference.

Item 7.  Financial Statements

         The consolidated financial statements of the Corporation and its subsidiary and the opinion of KPMG Peat Marwick LLP, independent certified public accountants, with respect thereto, are incorporated herein by reference, as identified below, from the 1995 Annual Report to Shareholders.


         Independent Auditors' Report

         Consolidated Balance Sheets, December 31, 1995 and 1994

         Consolidated Statements of Income, years ended
         December 31, 1995, 1994 and 1993

         Consolidated Statements of Shareholders' Equity, years ended December 31, 1995, 1994 and 1993

         Consolidated Statements of Cash Flows, years ended
         December 31, 1995, 1994 and 1993

         Notes to Consolidated Financial Statements

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         Not Applicable.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act

         Information with respect to directors, appearing under the heading "Election of Directors" in the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 14, 1996, is incorporated herein by reference. Information with respect to executive officers, appearing under the heading "Executive Officers" in the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 14, 1996, is incorporated herein by reference. Information with respect to compliance with
Section 16(a) of the Exchange Act, appearing under the heading "Security Ownership of Management" in the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 14, 1996, is incorporated herein by reference.

Item 10.  Executive Compensation

         Information with respect to executive compensation, appearing under the heading "Executive Compensation" in the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 14, 1996, is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         Information with respect to security ownership of certain beneficial owners and management, appearing under the headings "Voting Securities Outstanding and Principal Shareholders" and "Security Ownership of Management" in the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 14, 1996, is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

         Information with respect to certain relationships and related transactions, appearing under the heading "Indebtedness of Officers and Directors" in the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 14, 1996, is incorporated herein by reference.

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

                                         FNB Corp.
                                         (Registrant)


Date:    March 26, 1996         By:
                                         Michael C. Miller
                                         President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1996.

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


/s/ Charles W. Stout, M.D.                        Director
Charles W. Stout, M.D.


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

    3.20 Amended and Restated Bylaws of the Registrant, adopted May 9, 1995, incorporated herein by reference to Exhibit 3.20 to the Registrant's Form 10-QSB Quarterly Report for the quarter ended June 30, 1995.

    4 Specimen of Registrant's Common Stock Certi-ficate, incorporated herein by reference to
                  Exhibit 4 to Amendment No. 1 to the Registrant's Form S-14 Registration Statement (No. 2-96498) filed April 19, 1985.

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

Exhibit No.                  Description of Exhibit

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

   10.31         Form of  Incentive  Stock  Option  Agreement
                 between  FNB Corp.  and  certain  of its key
                 employees,   pursuant  to  the  Registrant's
                 Stock Compensation Plan, incorporated herein
                 by  reference   to  Exhibit   10.31  to  the
                 Registrant's Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

   10.32 Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant's Stock Compensation Plan, incorporated herein by reference to
                 Exhibit 10.32 to the Registrant's Form 10-KSB Annual Report for the fiscal year ended
                 December 31, 1994.

   10.40 Copy of FNB Corp. Savings Institutions Management Stock Compensation Plan adopted May 10, 1994, incorporated herein by reference to Exhibit 10.40 to the Registrant's Form 10-QSB Quarterly Report for the quarter ended June 30, 1994.

   10.50 Copy of Employment Agreement dated as of December 27, 1995 between First National Bank and Trust
                 Company and Michael C. Miller.

   13            Portions  of the  Registrant's  1995  Annual
                 Report    to    Shareholders,    which   are
                 incorporated within this report at the items so designated.

   21            Subsidiaries of the Registrant.

   23            Consent of Independent Auditors.

   27            Financial Data Schedule.