Form 10QSB
period 1996-03-31
FNB CORP/NC
filed 1996-05-14
CIK 764811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                          FORM 10-QSB

  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996

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

The registrant had 1,800,296 shares of $2.50 par value common stock outstanding at April 19, 1996.

Transitional Small Business Disclosure Format (Check One):
Yes       No   X

               PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    FNB Corp. and Subsidiary
                   CONSOLIDATED BALANCE SHEETS

                              March 31,            December 31,
ASSETS                   1996          1995            1995

Cash and due
 from banks        $   9,996,374   $ 10,104,157   $   8,764,539
Federal funds sold         -          2,615,000       2,600,000
Investment securities:
 Available for sale,
  at estimated fair
  value(amortized cost
  of $24,962,914,
  $19,126,126 and
  $28,183,155)        24,989,467     18,952,290      28,375,645
 Held to maturity
  (estimated fair
  value of
  $60,578,995,
  $52,859,384 and
  $57,008,236)        60,583,912     53,367,045      56,160,814
Loans                184,190,175    168,265,885     179,922,737
 Less: Allowance for
  loan losses         (1,936,154)    (1,748,616)     (1,902,640)
    Net loans        182,254,021    166,517,269     178,020,097
Premises and
 equipment             6,069,085      5,062,624       6,029,541
Other assets           4,273,951      3,470,772       3,727,476

    TOTAL ASSETS    $288,166,810   $260,089,157    $283,678,112

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
 Noninterest-bearing
  demand deposits   $ 35,647,986   $ 36,476,499    $ 38,590,985

Interest-bearing
  deposits:
   NOW, savings and
    money market
    deposits          80,705,479     77,536,821      78,728,366
   Time deposits of
    $100,000 or more  37,449,538     23,308,267      36,427,161
   Other time
    deposits          97,304,229     92,839,636      96,397,964
     Total deposits  251,107,232    230,161,223     250,144,476
Retail repurchase
 agreements            4,214,955      3,729,667       4,641,527
Federal funds
 purchased             2,810,000          -               -
Other liabilities      3,421,429      2,263,449       2,897,038
     TOTAL
      LIABILITIES    261,553,616    236,154,339     257,683,041

Shareholders' equity:
 Preferred stock -
  $10.00 par value;
  authorized 200,000
  shares, none issued      -              -               -
 Common stock -
  $2.50 par value;
  authorized 5,000,000
  shares, issued
  shares - 1,800,296,
  1,200,000 and
  1,797,995            4,500,740      3,000,000       4,494,988
 Surplus                  65,858        900,000          18,705
 Retained earnings    22,029,071     20,151,529      21,354,335
 Net unrealized
  securities gains
  (losses)                17,525       (116,711)        127,043
     TOTAL
      SHAREHOLDERS'
      EQUITY          26,613,194     23,934,818      25,995,071

      TOTAL
      LIABILITIES
      AND
      SHAREHOLDERS'
      EQUITY        $288,166,810   $260,089,157    $283,678,112

    See accompanying notes to consolidated financial statements.

                     FNB Corp. and Subsidiary

                CONSOLIDATED STATEMENTS OF INCOME

                                     Three Months Ended
                                           March 31,
                                    1996             1995

INTEREST INCOME:
  Interest and fees on loans    $ 4,043,802     $  3,697,073
  Interest and dividends on
   investment securities:
    Taxable income                1,209,345          999,144
    Non-taxable income              178,169          159,433
  Federal funds sold                  5,183           13,640
      Total interest income       5,436,499        4,869,290

INTEREST EXPENSE:
  Deposits                        2,316,408        2,026,107
  Retail repurchase agreements       45,716           40,080
  Federal funds purchased            18,118           12,563
      Total interest expense      2,380,242        2,078,750

NET INTEREST INCOME               3,056,257        2,790,540
  Provision for loan losses         100,000           95,000

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES       2,956,257        2,695,540

OTHER OPERATING INCOME:
  Service charges on deposit
    accounts                        348,527          303,601
  Annuity and brokerage
    commissions                      44,220           63,916
  Credit card income                 68,243           52,403
  Other service charges,
    commissions and fees             84,892           79,818
  Losses on sales of investment
    securities                         -            (414,596)
  Other income                       39,942           31,516
      Total other operating
       income                       585,824          116,658
 OTHER OPERATING EXPENSE:
  Personnel expense               1,181,195        1,088,626
  Net occupancy expense             119,256          118,427
  Furniture and equipment
   expense                          164,750          119,242
  Data processing services          214,604          208,124
  Restructuring charges               -              460,457
  Other expense                     506,237          691,947
    Total other operating
     expense                      2,186,042        2,686,823

INCOME BEFORE INCOME TAXES        1,356,039          125,375
Income taxes (benefit)              411,259           (7,771)

NET INCOME                       $  944,780       $  133,146

PER SHARE DATA:
  Net income                     $      .53       $      .07
  Cash dividends declared               .15              .12

  Average number of shares
   outstanding                    1,798,976        1,800,000


See accompanying notes to consolidated financial statements.
                             2

                     FNB Corp. and Subsidiary

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       Three Months Ended
                                            March 31,
                                     1996              1995

OPERATING ACTIVITIES:
  Net income                   $   944,780        $   133,146
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
   Depreciation and amortization
    of premises and equipment      160,797            102,675
   Provision for loan losses       100,000             95,000
   Deferred income taxes            12,605           (232,238)
   Deferred loan fees and
    costs, net                     (50,309)           (12,410)
   Premium amortization and
    discount accretion of
    investment securities, net     (10,585)            51,393
   Amortization of intangibles      10,963             14,779
   Losses on sales of investment
    securities                        -               414,596
   Net decrease in loans held
    for sale                       405,503              -
   Decrease (increase) in other
    assets                        (659,163)            63,267
   Increase in other liabilities   558,620            528,388

     NET CASH PROVIDED BY
      OPERATING ACTIVITIES       1,473,211          1,158,596

INVESTING ACTIVITES:
  Available-for-sale securities:
    Proceeds from sales               -             5,896,328
    Proceeds from maturities     4,299,481            478,592
    Purchases                   (1,099,414)          (249,405)
  Held-to-maturity securities:
    Proceeds from maturities     8,785,367          4,580,000
    Purchases                  (13,173,807)        (5,540,477)
  Net decrease (increase) in
   loans                        (4,643,584)            31,086
  Proceeds from sales of
   premises and equipment            9,240                 20
  Purchases of premises and
   equipment                      (200,341)          (140,777)
  Other, net                        52,292            (16,271)
      NET CASH PROVIDED BY
       (USED IN)INVESTING
       ACTIVITIES               (5,970,766)         5,039,096

FINANCING ACTIVITIES:
  Net increase in deposits         962,756            235,911
  Increase (decrease) in
   retail repurchase
   agreements                     (426,572)           203,441
  Increase (decrease) in
   federal funds purchased       2,810,000         (3,050,000)
  Common stock issued               52,905              -
  Cash dividends paid             (269,699)          (216,000)
      NET CASH PROVIDED BY
       (USED IN)FINANCING
       ACTIVITIES                3,129,390         (2,826,648)

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS      (1,368,165)         3,371,044
Cash and cash equivalents
 at beginning of period         11,364,539          9,348,113

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD              $ 9,964,374        $12,719,157
Supplemental disclosure of
 cash flow information:
   Cash paid during the
    period for:
     Interest                  $ 2,346,718        $ 1,856,513
     Income taxes                   76,900             87,240

 See accompanying notes to consolidated financial statements.

                    FNB Corp. and Subsidiary

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. FNB Corp. is a one-bank holding company whose wholly-owned subsidiary is the First National Bank and Trust Company (the
     "Bank"). The Bank is an independent community bank that offers full banking and trust services to consumer and business customers primarily in the region of North Carolina that includes Randolph, Montgomery and Chatham counties.

     The accompanying consolidated financial statements, prepared without audit, include the accounts of FNB Corp. and the Bank (collectively the "Corporation"). All significant intercompany balances and transactions have been eliminated.

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

3. Loans as presented are increased by net deferred expense of $305,567 and $133,400 at March 31,1996 and December 31, 1995,
     respectively, and are reduced by net unearned income of $602,876 at March 31, 1995.

4.   Significant components of other expense were as follows:

                                     Three Months Ended
                                          March 31,
                                     1996          1995

      FDIC insurance            $    8,188       $127,974
      Stationery, printing
        and supplies                74,977         72,109
      Deferred acquisition
        costs charged to
        expense                         -         113,833

5. In 1995, man agement adopted a comprehensive restructuring project for the purpose of reengineering Bank operations to become more competitive and cost-effective in developing business and servicing customers and to improve long-term profitability. In connection with this project, certain positions within the Bank have either been realigned or eliminated. It is expected that all significant project costs were incurred in and paid in 1995.

     A summary of the restructuring charges, all of which were incurred or accrued during the three months ended March 31, 1995, is as follows:

       Retirement benefits                          $256,266
       Other personnel costs                          44,850
         Total personnel costs                       301,116
       Professional fees related to
        restructuring project                        159,341
         Total restructuring charges                $460,457

6. All per share data has been retroactively adjusted to reflect the three-for-two common stock split effected in the form of a 50% stock dividend paid in the second quarter of 1995.

7. In the opinion of management, the financial information furnished in this report includes all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results for the periods presented.

Item 2.  Management's Discussion and Analysis or Plan of
         Operation

     The purpose of this discussion and analysis is to assist in the understanding and evaluation of the financial condition, changes in financial condition and results of operations of FNB Corp. (the "Parent Company") and its wholly-owned subsidiary, First National Bank and Trust Company (the "Bank"), collectively referred to as the "Corporation". This discussion should be read in conjunction with the financial information appearing elsewhere in this report.

OVERVIEW

     The Corporation earned $944,780 in the first quarter of 1996, an increase of over 600% from the same period in 1995. Earnings per share, adjusted for the three-for-two common stock split in 1995, increased from $.07 to $.53 in comparing these first quarter periods. The 1995 results, especially as related to the operations of the first quarter, were impacted by restructuring charges and losses on sales of investment securities discussed in more detail in the "Earnings Review" and in "Business Development matters".

     Total assets were $288,166,810 at March 31, 1996, up 10.8%
from March 31, 1995 and 1.6% from December 31, 1995. Loans amounted to $184,190,175 at March 31, 1996, increasing 9.5% from March 31, 1995 and 2.4% from December 31, 1995. Total deposits grew 9.1% from March 31, 1995 and 0.4% from December 31, 1995 to $251,107,232 at March 31, 1996.

     On December 30, 1993, the Corporation entered into definitive agreements to acquire two mutual savings banks in merger/conversion transactions, pursuant to which the savings banks would convert from mutual to stock form and the Corporation would simultaneously acquire the shares issued in the conversions. In 1995, the agreements expired without the acquisitions having been completed due to changes in federal and state regulatory policies which strictly limited the circumstances under which such transactions would be permitted.

EARNINGS REVIEW

     The Corporation's net income increased $811,634 or 609.6% in the first quarter of 1996 compared to the same period of 1995. Earnings were negatively affected in the 1995 first quarter by restructuring charges of $460,457 and losses on sales of investment securities of $414,596, which were charges taken for the strategic purposes discussed in "Business Development Matters". Additionally, certain costs, amounting to $113,833, that had been deferred in connection with the proposed acquisitions discussed in the "Overview" were charged to expense in the 1995 first quarter. Earnings were positively impacted in the 1996 first quarter by an increase of $265,717 or 9.5% in net interest income.

     As discussed in "Other Operating Expense", earnings are being favorably affected, since the 1995 third quarter, by a significant reduction in the rate charged for FDIC insurance. Compared to the same period of 1995, FDIC insurance expense was $119,786 lower in the first quarter of 1996.

     Return on average assets, affected by the restructuring charges and losses on sales of investment securities in 1995, improved from 0.20% in the first quarter of 1995 to 1.33% in the first quarter of 1996. Similarly, return on average shareholders' equity improved from 2.24% to 14.26% in comparing the same periods.

Net Interest Income

     Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

     Net interest income was $3,056,257 in the first quarter of 1996 compared to $2,790,540 in the same period of 1995. This increase of $265,717 or 9.5% resulted primarily from a 9.2% increase in the level of average earning assets coupled with a slight improvement in the net yield on earning assets, or net interest margin, from 4.84% in the 1995 first quarter to 4.85% in the same period of 1996. Following a period of generally lower interest rates which had ultimately resulted in a decline in the net interest margin, interest rates began to increase significantly in 1994, influenced by actions taken by the Federal Reserve to combat a possible resurgence in inflation. The interest rate increases in 1994 and early 1995, later offset to some extent by Federal Reserve action to reduce rates in the second half of 1995 and in the first quarter of 1996, have resulted in an improvement in the net interest margin. Additionally, there had been a continuing negative impact on the margin from certain variable-rate time deposits with rate floors in excess of current market rates. Such variable-rate time deposits were phased out over a two-year period that commenced in January 1994. On a taxable equivalent basis, the increase in net interest income in the first quarter of 1996 was $294,000, reflecting changes in the relative mix of taxable and non-taxable earning assets.

     Table 1 on page 14 sets forth for the periods indicated information with respect to the Corporation's average balances of assets and liabilities, as well as the total dollar amounts of interest income (taxable equivalent basis) from earning assets and interest expense on interest-bearing liabilities, resultant rates earned or paid, net interest income, net interest spread and net yield on earning assets. Net interest spread refers to the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. Net yield on earning assets, or net interest margin, refers to net interest income divided by average earning assets and is influenced by the level and relative mix of earning assets and interest-bearing liabilities. Changes in net interest income on a taxable equivalent basis, as measured by volume and rate variances, are also analyzed in Table 1. Volume refers to the average dollar level of earning assets and interest-bearing liabilities.

     Changes in the net interest margin and net interest spread tend to correlate with movements in the prime rate of interest. There are variations, however, in the degree and timing of rate changes, compared to prime, for the different types of earning assets and interest-bearing liabilities.

     The prime rate, which had been 6.00% at December 31, 1993, moved up significantly in 1994 to close the year at 8.50% and, after certain changes during 1995, remained at that level at December 31, 1995. The average prime for those three years amounted to 6.20%, 7.09% and 8.82%, respectively. The prime rate had declined significantly from 1991 to 1993, but began to increase in 1994 following steps taken by the Federal Reserve to combat a possible resurgence in inflation. The prime rate increased towards the end of the first quarter in 1994 and an additional four times during the remainder of that year. In the first quarter of 1995, it increased again to 9.00% and remained at that level until the second half of the year when, in response to action taken by the Federal Reserve, it decreased twice. In the first quarter of 1996 the prime rate decreased again to 8.25%. The average prime was 8.36% in the first quarter of 1996 compared to 8.79% in the same period of 1995. In comparing first quarter periods, the net interest spread increased by 7 basis points from 4.03% in 1995 to 4.10% in 1996 due to the fact that the average total yield on earning assets increased by a greater amount than the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets increased by 15 basis points from 8.27% in 1995 to 8.42% in 1996, while the cost of funds increased by only 8 basis points in moving from 4.24% to 4.32%.

Provision for Loan Losses

     This provision is the charge against earnings to provide an allowance or reserve for possible future losses on loans. The amount of each period's charge is affected by several considerations including management's evaluation of various risk factors in determining the adequacy of the allowance (see "Asset Quality"), actual loan loss experience and loan portfolio growth. Earnings were negatively impacted in the first quarter of 1996 compared to the same period in 1995 by a $5,000 increase in the provision.

Other Operating Income

     Total other operating income, or noninterest income, increased $469,166 or 402.2% in the first quarter of 1996 compared to the same period in 1995 due principally to the recognition in the 1995 first quarter of losses on sales of investment securities of $414,596 (see "Business Development Matters"). The 1996 increase also reflected in part the general increase in the volume of business. The increase in service charges on deposit accounts resulted primarily from the selected increases in service charge rates that became effective in the 1995 second quarter and included the implementation of daily charges on overdraft balances. Annuity and brokerage commissions declined because of a reduction in sales of tax-deferred annuity products. Credit card income increased due to the continuing development of the new credit card operation discussed in "Business Development Matters".

Other Operating Expense

     Total other operating expense, or noninterest expense, decreased $500,781 or 18.7% in the first quarter of 1996 compared to the same period of 1995 due primarily to the recognition in the 1995 first quarter of restructuring charges of $460,457 (see "Business Development Matters") and of certain costs charged to "other expense", amounting to $113,833, that had been deferred in connection with proposed acquisitions (see "Overview"). Additionally, the 1996 results were generally impacted by the continuing effects of inflation.

     FDIC insurance expense decreased $119,786 or 93.6%, reflecting the effect of a rate reduction as discussed below.
The levels of certain expenses, including personnel, are being favorably affected by the comprehensive project undertaken in 1995 for the reengineering of Bank operations (see "Business Development Matters"). There has been a decrease in the number of full-time equivalent employees. As is the situation for other operating expenses, however, personnel expense is subject to the continuing effects of inflation through normal salary adjustments and higher cost of fringe benefits. Personnel expense is also being impacted in 1996 by changes in the incentive compensation program. Furniture and equipment expense has increased due to a higher level of depreciation charges associated primarily with computer equipment purchases in 1995 (see "Business Development Matters").

     Because of the Federal Deposit Insurance Corporation Improvement Act (FDICIA) enacted in 1989, FDIC insurance expense was increased substantially, with the Bank's expense amounting to $503,379 in the year ended December 31, 1995 and $127,974 in the first quarter of 1995. The FDIC has two separate insurance funds, which are the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). When each fund reaches the
1.25 percent reserve ratio required by FDICIA, then the corresponding insurance assessment rates can be lowered starting within that semiannual period. While the SAIF fund has not yet reached the mandated reserve ratio, the BIF fund was found in the third quarter of 1995 to have reached this level by the end of May
1995. Accordingly, the BIF rate was reduced effective June 1, 1995 and currently there is only a minimum annual charge of $2,000 for the majority of financial institutions with BIF-insured deposits. Since most of the Bank's deposits are insured through BIF, the Bank experienced a significant reduction in FDIC insurance expense commencing in the 1995 third quarter when the effect of the rate adjustment was initially recorded. Consequently, FDIC insurance expense for the entire 1995 year amounted to only $281,894 with the 1996 first quarter expense amounting to $8,188.

     Under legislation now being considered in connection with the SAIF fund, the FDIC insurance rate on SAIF deposits could be lowered to match that on BIF deposits. As part of this legislation, financial institutions would be charged a special, one-time assessment at the rate of 85 to 90 basis points on their SAIF deposits. The Bank's maximum, one-time assessment for its SAIF deposits at March 31, 1996, under the proposed legislation as described, would be $140,000.

Income Taxes

     Based on the interaction of the significantly lower level of pre-tax income and the normal level of tax-exempt income, there was an income tax benefit recorded in the first quarter of 1995. The effective income tax rate of 30.3% in the first quarter of 1996 is more comparable to the 28.7% rate in the same period of 1994 and tends to vary from the 1994 rate due to an increase in the ratio of taxable to tax-exempt income.

LIQUIDITY

     Liquidity refers to the continuing ability of the Bank to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to the Parent Company for payment of dividends, debt service and other operational requirements.
Liquidity is immediately available from three major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold and (c) the available-for-sale securities portfolio. While additional liquidity is readily obtainable by purchasing federal funds from other banks, the Bank has not found it necessary to utilize this resource to any substantial extent in recent years. Further, while available-for-sale securities are intended to be a source of immediate liquidity, the entire investment securities portfolio is managed to provide both income and a ready source of liquidity. The average portfolio life of debt securities is approximately four and one-half years, resulting in a substantial level of maturities each year. All debt securities are of investment grade quality and, if the need arises, can be promptly liquidated on the open market or pledged as collateral for short-term borrowing.

     In line with its approach to liquidity, the Bank as a matter of policy does not solicit or accept brokered deposits for funding asset growth. Instead, loans and other assets are based on a solid core of local deposits and the Bank's strong capital position. To date, the steady increase in deposits, retail repurchase agreements and capital has been adequate to fund loan demand in the Bank's market area, while maintaining the desired level of immediate liquidity and a substantial investment securities portfolio available for both immediate and secondary liquidity purposes.

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

     The Bank's balance sheet is liability-sensitive, meaning that in a given period there will be more liabilities than assets subject to immediate repricing as market rates change. Because immediately rate sensitive interest-bearing liabilities exceed rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 30 days are NOW, savings, and money market deposits totaling $80,705,000 as of March 31, 1996. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

CAPITAL ADEQUACY

     Under guidelines established by the Federal Reserve Board, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1 and Tier 2, as a percentage of risk-adjusted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible securities, preferred stock and the allowance for loan losses. Under current requirements, the minimum Tier 1 capital ratio is 4% and the minimum total capital ratio, consisting of both Tier 1 and Tier 2 capital, is 8%. At March 31, 1996, the Corporation had a Tier 1 capital ratio of 13.97% and a total capital ratio of 14.99%.

     The leverage ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. The required ratio ranges from 3% to 5%, subject to federal bank regulatory evaluation of the organization's overall safety and soundness.
At March 31, 1996, the Corporation had a leverage ratio of 9.34%.

BALANCE SHEET REVIEW

     Total assets at March 31, 1996 were higher than at March 31, 1995 and December 31, 1995 by $28,078,000 or 10.8% and $4,489,000
or 1.6%, respectively; deposits were ahead by $20,946,000 or 9.1% and $963,000 or 0.4%. Average assets increased $24,471,000 or 9.4% in the first quarter of 1996 compared to the same period in 1995, while average deposits increased $19,519,000 or 8.5%.

Investment Securities

     Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. During the twelve-month period ended March 31, 1996, when the growth in total assets significantly exceeded that for loans, the level of investment securities was increased $13,254,000 or 18.3%. Of this total increase, $1,037,000 occurred during the first quarter of 1996. Investable funds not otherwise utilized are temporarily invested on an overnight basis as federal funds sold, the level of which is affected by such considerations as near-term loan demand and liquidity needs. Based on funds requirements, the Bank was a net purchaser of federal funds at March 31, 1996.

Loans

     The Corporation's primary source of revenue and largest component of earning assets is the loan portfolio. Loans increased $15,924,000 or 9.5% during the twelve-month period ended March 31, 1996. The net loan increase during the first quarter of 1996 was $4,267,000 or 2.4%. Average loans were $14,081,000 or 8.4% higher in the first quarter of 1996 than in the same period of 1995. The ratio of average loans to average deposits, in comparing first quarter periods, was 73.2% in each period. The ratio of loans to deposits at March 31, 1996 was 73.4%.

     The commercial loan portfolio accounted for nearly half of the loan increase during the last twelve months, and the residential construction and mortgage loan portfolio accounted for nearly one-third. Consumer loan growth related primarily to credit cards and home equity lines of credit. Changes in the credit card operation are discussed in "Business Development Matters". The level of consumer loans may be affected in the future by management's decision in March 1996 that the Bank would discontinue the purchase of retail installment loan contracts from automobile and equipment dealers (see "Business Development Matters").

Asset Quality

     Management considers the Bank's asset quality to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to historical loan loss experience, the value and adequacy of collateral, and economic conditions in the Bank's market area. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant charge.

     Management's policy in regard to past due loans is conservative and normally requires a prompt charge-off to the allowance for loan losses following timely collection efforts and a thorough review. Further efforts are then pursued through various means available. Loans carried in a nonaccrual status are generally collateralized and the possibility of future losses is considered minimal.

Deposits

     The level and mix of deposits is affected by various factors, including general economic conditions, the particular circumstances of local markets and the specific deposit strategies employed. In general, broad interest rate declines tend to encourage customers to consider alternative investments such as mutual funds and tax-deferred annuity products, while interest rate increases tend to have the opposite effect.

     The Bank's level and mix of deposits has been specifically affected by the following factors. Certain variable-rate time deposits with minimum rates in excess of current market rates were phased out over a two-year period that commenced in January 1994. A retail repurchase agreements program, established in the second quarter of 1994, has tended to transfer funds away from deposits. The balance of retail repurchase agreements was $4,215,000 at March 31, 1996 and $3,730,000 at March 31, 1995.
Further, the level of time deposits obtained from governmental units fluctuates, amounting to $17,478,000, $7,429,000 and $17,820,000 at March 31, 1996, March 31, 1995 and December 31,
1995, respectively.

BUSINESS DEVELOPMENT MATTERS

     As discussed in the "Overview", the Corporation had entered into definitive agreements to acquire two mutual savings banks. In 1995, the agreements expired without the acquisitions having been completed due to changes in federal and state regulatory policies which strictly limited the circumstances under which such transactions would be permitted.

     During 1994, a new credit card operation was established in which the Bank carries its own credit card receivables as opposed to the former fee-based arrangement under which accounts were generated for and owned by a correspondent bank. As part of the new credit card strategy, extensive marketing efforts were undertaken in 1995, primarily to Bank customers. Additionally, the merchant aspect of credit card operations has been shifted to an in-house basis from the prior correspondent arrangement.

     In a significant 1994 development, the Bank elected to outsource all of its data processing, item capture and statement rendering operations. The conversion to a service bureau arrangement was completed in the 1994 fourth quarter. The major items of data processing equipment that were no longer needed by the Bank were acquired by the new processor. While the Bank does not currently plan to resume any major data processing operations, the level of computer equipment was significantly increased in 1995 through expanded use of personal computer networks. The new networks allow for a more direct input of basic loan and deposit account information to the data files maintained by the service bureau. Capital expenditures in 1995, which totaled $1,302,230, related primarily to the increase in computer equipment. Since most of this equipment was not placed into service until late in 1995, the majority of the effect on annual depreciation expense occurs in 1996.

     In 1995, as discussed in Note 5 to Consolidated Financial Statements, management adopted a comprehensive restructuring project for the purpose of reengineering Bank operations to become more competitive and cost-effective in developing business and servicing customers and to improve long-term profitability. In connection with this project, certain positions within the Bank have either been realigned or eliminated. Total restructuring charges in 1995 (all recorded in the first quarter), with the expectation that all significant costs were incurred and paid within that year, amounted to $460,457, of which $301,116 related to personnel costs and $159,341 to professional fees. The Bank also decided in March 1995 to recognize losses of $414,596 from the sales of certain investment securities held in the available-for-sale portfolio in order to gain favorable tax treatment for the losses and to take advantage of reinvestment opportunities at higher coupon rates. While these actions had a significant adverse impact on 1995 earnings, management believes these decisions will enhance the long-term value of the Corporation and strengthen the competitive position of its community banking operations.

     Management decided in March 1996 that the Bank would discontinue the purchase of retail installment loan contracts from automobile and equipment dealers, due largely to the declining yields being experienced in this loan program. Contracts of this nature included in loans amounted to $33,525,143 at December 31, 1995 and $33,921,895 at March 31,
1996. While there will be no purchases of new contracts, current plans call for the collection of outstanding loans based on their contractual terms. It is expected that the funds previously invested in this loan program will be redeployed, as loan payments occur, to other loan programs or to the investment securities portfolio.

TABLE 1
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
ANALYSIS
(Taxable Equivalent Basis, Dollars in Thousands)

                                  1996                      1995
THREE MONTHS ENDED
 MARCH 31                                    Average
                                Interest      Rates
                    Average      Income/     Earned/      Average
                    Balance      Expense      Paid        Balance

EARNING ASSETS
Loans (2) (3)      $182,709     $  4,056      8.90 %     $168,628
Investment
 securities (2):
  Taxable income     72,195        1,290      7.15         65,588
  Non-taxable
   income            12,692          279      8.79         10,279
Federal funds sold      409            5      5.08            870
    Total earning
     assets         268,005        5,630      8.42        245,365

Cash and due from
 banks                8,579                                 8,806
Other assets, net     8,152                                 6,094
    TOTAL ASSETS    284,736                              $260,265
INTEREST-BEARING
 LIABILITIES
Interest-bearing
 deposits:
  NOW accounts     $ 34,361          177      2.07       $ 31,357
  Savings deposits   30,138          197      2.62         30,238
  Money market
   accounts          16,138          112      2.79         19,075
  Certificates and
   other time
   deposits         134,650        1,830      5.45        114,171
 Retail repurchase
  agreements          4,278           46      4.29          3,215
Federal funds
  purchased           1,302           18      5.58            873
    Total interest-
     bearing
     liabilities    220,867        2,380      4.32        198,929

Noninterest-bearing
 demand deposits     34,467                                35,394
Other liabilities     2,901                                 2,154
Shareholders'
 equity              26,501                                23,788
    TOTAL
     LIABILITIES
     AND
     SHAREHOLDERS'
     EQUITY        $284,736                              $260,265

NET INTEREST
 INCOME AND SPREAD              $  3,250      4.10 %

NET YIELD ON
 EARNING ASSETS                               4.85 %

(1) The mix variance, not separately stated, has been proportionally allocated to the volume and rate variances based on their absolute dollar amount.

(2) Interest income and yields related to certain investment securities and loans exempt from both federal and state income tax or from state income tax alone are stated on a fully taxable equivalent basis, assuming a 34% federal tax rate and applicable state tax rate, reduced by the nondeductible portion of interest expense.

(3) Nonaccrual loans are included in the average loan balance. Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.

                               14a

TABLE 1
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
ANALYSIS
(Taxable Equivalent Basis, Dollars in Thousands)

                       1995
THREE MONTHS ENDED
 MARCH 31                       Average         1996 Versus 1995
                     Interest    Rates    Interest Variance
                     Income/    Earned/    due to (1)       Net
                     Expense     Paid     Volume    Rate   Change

EARNING ASSETS
Loans (2) (3)        $ 3,718     8.91 %    $  342  $  (4)  $ 338
Investment
 securities (2):
  Taxable income       1,052     6.42         112    126     238
  Non-taxable
   income                251     9.76          55    (27)     28
Federal funds sold        14     6.36          (6)    (3)     (9)
    Total earning
     assets            5,035     8.27         503     92     595

Cash and due from
 banks
Other assets, net
     TOTAL ASSETS

INTEREST-BEARING
 LIABILITIES
Interest-bearing
 deposits:
  NOW accounts           166     2.15          17     (6)     11
  Savings deposits       217     2.92          (1)   (19)    (20)
  Money market accounts  144     3.06         (20)   (12)    (32)
  Certificates and
   other time
   deposits            1,499     5.32         291     40     331
Retail repurchase
 agreements               40     5.06          12     (6)      6
Federal funds
 purchased                13     5.84           6     (1)      5
    Total interest-
     bearing
     liabilities       2,079     4.24         305     (4)    301

Noninterest-bearing
 demand deposits
Other liabilities
Shareholders' equity
    TOTAL LIABILITIES
     AND
     SHAREHOLDERS'
     EQUITY

NET INTEREST INCOME
 AND SPREAD          $ 2,956     4.03 %    $  198  $  96   $ 294

NET YIELD ON EARNING
 ASSETS                          4.84 %

(1) The mix variance, not separately stated, has been proportionally allocated to the volume and rate variances based on their absolute dollar amount.

(2) Interest income and yields related to certain investment securities and loans exempt from both federal and state income tax or from state income tax alone are stated on a fully taxable equivalent basis, assuming a 34% federal tax rate and applicable state tax rate, reduced by the nondeductible portion of interest expense.

(3) Nonaccrual loans are included in the average loan balance. Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.

                               14b

                  PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits.

               Exhibits to this report are listed in the index to exhibits on pages 16 and 17 of this report.

         (b)   Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended March 31, 1996.


                           SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FNB Corp.
                                   (Registrant)


Date:     May 8, 1996              By:  /s/ Jerry A. Little
                                            Jerry A. Little
                                            Treasurer and
                                            Secretary
                                            (Principal Financial
                                            and Accounting
                                            Officer)

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

Exhibit No.                   Description of Exhibit

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

   10.50 Copy of Employment Agreement dated as of December 27, 1995 between First National Bank and Trust Company and Michael C. Miller, incorporated herein by reference to Exhibit 10.50 to the Registrant's Form 10-KSB Annual Report for the fiscal year ended December 31, 1995.

   27                    Financial Data Schedule.

/TEXT>