Form 10QSB
period 1996-06-30
FNB CORP/NC
filed 1996-08-13
CIK 764811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                          FORM 10-QSB

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996

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

The registrant had 1,803,003 shares of $2.50 par value common stock outstanding at July 19, 1996.
Transitional Small Business Disclosure Format (Check One):  Yes       No   X

                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         FNB Corp. and Subsidiary

                         CONSOLIDATED BALANCE SHEETS

                                          June 30,           December 31,
ASSETS                              1996           1995           1995

Cash and due from banks         $ 10,153,261  $ 11,837,605   $  8,764,539
Federal funds sold                         -     1,650,000      2,600,000
Investment securities:
  Available for sale,
  at estimated fair
  value(amortized cost
  of $25,260,957,
  $18,690,507 and
  $28,183,155)                    25,053,292    18,800,267     28,375,645
Held to maturity
  (estimated fair value
  of $57,433,590,
  $56,411,187 and
  $57,008,236)                    58,633,939    55,905,263     56,160,814
Loans                            185,605,875   172,196,954    179,922,737
  Less: Allowance for
     loan losses                  (1,920,198)   (1,837,256)    (1,902,640)
        Net loans                183,685,677   170,359,698    178,020,097
Premises and equipment             5,918,240     5,667,952      6,029,541
Other assets                       4,297,872     3,429,601      3,727,476

     TOTAL ASSETS               $287,742,281  $ 67,650,386   $283,678,112

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing
     demand deposits            $ 37,252,713  $ 37,533,696   $ 38,590,985
  Interest-bearing
     deposits:
       NOW, savings
       and money market
       deposits                   81,561,396    77,982,983     78,728,366
     Time deposits of
       $100,000 or more           37,468,815    27,020,230     36,427,161
     Other time deposits          98,131,085    95,464,399     96,397,964
       Total deposits            254,414,009   238,001,308    250,144,476
Retail repurchase
  agreements                       3,099,675     2,322,457      4,641,527
Federal funds purchased              285,000             -              -
Other liabilities                  2,749,757     2,671,721      2,897,038
     TOTAL LIABILITIES           260,548,441   242,995,486    257,683,041

Shareholders' equity:
  Preferred stock -
     $10.00 par value;
     authorized 200,000
     shares, none
     issued                                -             -              -
  Common stock -
     $2.50 par value;
     authorized
     5,000,000 shares,
     issued shares -
     1,802,778,
     1,796,768 and
     1,797,995                     4,506,945     4,491,920      4,494,988
  Surplus                            113,055             -         18,705
  Retained earnings               22,710,899    20,090,539     21,354,335
  Net unrealized
     securities gains
     (losses)                       (137,059)       72,441        127,043
TOTAL SHAREHOLDERS'
  EQUITY                          27,193,840    24,654,900     25,995,071

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY          $287,742,281  $267,650,386   $283,678,112

  See accompanying notes to consolidated financial statements.

                                    1

                           FNB Corp. and Subsidiary


                    CONSOLIDATED STATEMENTS OF INCOME

                                                     Six Months Ended
                                                         June 30,
                                                     1996        1995
INTEREST INCOME:
  Interest and fees on loans                   $ 8,150,262  $ 7,541,044
  Interest and dividends on
     investment securities:
       Taxable income                            2,342,727    2,014,322
       Non-taxable income                          371,801      308,881
  Federal funds sold                                14,670       67,626
     Total interest income                      10,879,460    9,931,873

INTEREST EXPENSE:
  Deposits                                       4,603,365    4,176,789
  Retail repurchase agreements                      92,400       82,158
  Federal funds purchased                           30,257       13,108
     Total interest expense                      4,726,022    4,272,055

NET INTEREST INCOME                              6,153,438    5,659,818
  Provision for loan losses                        195,000      220,000
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                5,958,438    5,439,818

OTHER OPERATING INCOME:
  Service charges on deposit accounts              722,706      641,819
  Annuity and brokerage commissions                 80,890       97,853
  Credit card income                               151,163      119,845
  Other service charges,
     commissions and fees                          146,643      152,255
  Losses on sales of investment
     securities                                          -     (414,596)
  Other income                                      73,241       70,613
     Total other operating income                1,174,643      667,789

OTHER OPERATING EXPENSE:
  Personnel expense                              2,362,966    2,185,547
  Net occupancy expense                            233,821      230,296
  Furniture and equipment expense                  330,869      227,274
  Data processing services                         456,830      427,949
  Restructuring charges                                  -      460,457
  Other expense                                  1,023,949    1,283,199
     Total other operating expense               4,408,435    4,814,722

INCOME BEFORE INCOME TAXES                       2,724,646    1,292,885
Income taxes                                       827,622      359,629

NET INCOME                                     $ 1,897,024   $  933,256

PER SHARE DATA:
  Net income                                   $      1.05   $      .52
  Cash dividends declared                              .30          .24

  Average number of shares
     outstanding                                 1,800,230    1,799,976

See accompanying notes to consolidated financial statements.


                      FNB Corp. and Subsidiary

                    CONSOLIDATED STATEMENTS OF INCOME


                                                    Three Months Ended
                                                          June 30,
                                                    1996             1995
INTEREST INCOME:
  Interest and fees on loans                 $ 4,106,460      $ 3,843,971
  Interest and dividends on
     investment securities:
       Taxable income                          1,133,382        1,015,178
       Non-taxable income                        193,632          149,448
  Federal funds sold                               9,487           53,986
     Total interest income                     5,442,961        5,062,583

INTEREST EXPENSE:
  Deposits                                     2,286,957        2,150,682
  Retail repurchase agreements                    46,684           42,078
  Federal funds purchased                         12,139              545
     Total interest expense                    2,345,780        2,193,305

NET INTEREST INCOME                            3,097,181        2,869,278
  Provision for loan losses                       95,000          125,000
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                              3,002,181        2,744,278

OTHER OPERATING INCOME:
  Service charges on deposit accounts            374,179          338,218
  Annuity and brokerage commissions               36,670           33,937
  Credit card income                              82,920           67,442
  Other service charges,
     commissions and fees                         61,751           72,437
  Losses on sales of investment
     securities                                        -                -
  Other income                                    33,299           39,097
     Total other operating income                588,819          551,131

OTHER OPERATING EXPENSE:
  Personnel expense                            1,181,771        1,096,921
  Net occupancy expense                          114,565          111,869
  Furniture and equipment expense                166,119          108,032
  Data processing services                       242,226          219,825
  Restructuring charges                                -                -
  Other expense                                  517,712          591,252
     Total other operating expense             2,222,393        2,127,899

INCOME BEFORE INCOME TAXES                     1,368,607        1,167,510
Income taxes                                     416,363          367,400

NET INCOME                                   $   952,244      $   800,110

PER SHARE DATA:
  Net income                                 $       .53      $       .44
  Cash dividends declared                            .15              .12

  Average number of shares outstanding         1,801,478        1,799,952

See accompanying notes to consolidated financial statements.

                                    3

                       FNB Corp. and Subsidiary
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Six Months Ended
                                                           June 30,
                                                   1996              1995
OPERATING ACTIVITIES:
  Net income                               $  1,897,024      $    933,256
  Adjustments to reconcile
     net income to net cash
     provided by operating
     activities:
     Depreciation and
       amortization of premises
       and equipment                            321,594           205,350
     Provision for loan losses                  195,000           220,000
     Deferred income taxes                       56,733          (257,759)
     Deferred loan fees and
       costs, net                               126,788           (24,538)
     Premium amortization and
       discount accretion of
       investment securities,
       net                                       11,044            93,995
     Amortization of intangibles                 21,934            29,558
     Losses on sales of investment
       securities                                     -           414,596
     Net decrease (increase) in
       loans held for sale                      365,503          (139,600)
     Decrease (increase) in
       other assets                            (532,735)           55,865
     Increase in other liabilities                1,840           720,448
       NET CASH PROVIDED BY
       OPERATING ACTIVITIES                   2,464,725         2,251,171

INVESTING ACTIVITIES:
  Available-for-sale securities:
     Proceeds from sales                              -         5,896,328
     Proceeds from maturities                 8,112,397           877,492
     Purchases                               (5,234,844)         (249,405)
  Held-to-maturity securities:
     Proceeds from maturities                13,319,961         9,577,838
     Purchases                              (15,755,586)      (13,079,417)
  Net increase in loans                      (6,364,041)       (3,774,915)
  Proceeds from sales of
     premises and equipment                       9,575               620
  Purchases of premises and equipment          (323,437)         (848,780)
  Other, net                                    (19,274)          (64,099)
NET CASH USED IN
  INVESTING ACTIVITIES                       (6,255,249)       (1,664,338)

FINANCING ACTIVITIES:
  Net increase in deposits                    4,269,533         8,075,996
  Decrease in retail repurchase
     agreements                              (1,541,852)       (1,203,769)
  Increase (decrease) in federal
     funds purchased                            285,000        (3,050,000)
  Common stock issued                           106,307                 -
  Common stock repurchased                            -           (52,800)
  Cash dividends and fractional
     shares paid                               (539,742)         (216,768)
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                        2,579,246         3,552,659

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                       (1,211,278)        4,139,492
Cash and cash equivalents at
  beginning of period                        11,364,539         9,348,113

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                            $ 10,153,261      $ 13,487,605
Supplemental disclosure of
  cash flow information:
  Cash paid during the period for:
     Interest                              $  4,526,180      $  3,800,489
     Income taxes                               866,058           589,647

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

3. Loans as presented are increased by net deferred expense of $212,026 and $133,400 at June 30, 1996 and December 31,
     1995, respectively, and are reduced by net unearned income of $318,081 at June 30, 1995.

4.   Significant components of other expense were as follows:


                         Three Months Ended              Six Months Ended
                              June 30,                        June 30,
                          1996        1995              1996          1995

FDIC insurance         $ 9,662    $127,974          $ 17,850      $255,948
Stationery,
  printing and
  supplies              58,958      63,271           133,935       135,380
Deferred
  acquisition costs
  charged to expense         -           -                 -       113,833


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

     A summary of the restructuring charges, all of which were incurred or accrued during the three months ended March 31, 1995, is as follows:

       Retirement benefits                           $ 256,266
       Other personnel costs                            44,850
          Total personnel costs                        301,116
       Professional fees related to
          restructuring project                        159,341
          Total restructuring charges                $ 460,457


6. All per share data has been retroactively adjusted to reflect the three-for-two common stock spliteffected in the form of a 50% stock dividend paid in the second quarter of 1995.

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

OVERVIEW

     The Corporation earned $1,897,024 in the first six months of 1996, a 103.3% increase over the same period in 1995. Earnings per share, adjusted for the three-for-two common stock split in 1995, increased from $.52 to $1.05 in comparing these six-month periods. The 1995 results, especially as related to the operations of the first quarter, were impacted by restructuring charges and losses on sales of investment securities discussed in more detail in the "Earnings Review" and in "Business Development matters". Earnings for the 1996 second quarter amounted to $952,244, which represents a 19.0% increase from the 1995 second quarter and a gain in earnings per share from $.44 to $.53.

     Total assets were $287,742,281 at June 30, 1996, up 7.5%
from June 30, 1995 and 1.4% from December 31, 1995. Loans amounted to $185,605,875 at June 30, 1996, increasing 7.8% from June 30, 1995 and 3.2% from December 31, 1995. Total deposits grew 6.9% from June 30, 1995 and 1.7% from December 31, 1995 to $254,414,009 at June 30, 1996.

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

EARNINGS REVIEW

     The Corporation's net income increased $963,768 or 103.3% in the first six months of 1996 compared to the same period of 1995 and increased $152,134 or 19.0% in comparing second quarter periods. Earnings were negatively affected in the 1995 first quarter by restructuring charges of $460,457 and losses on sales of investment securities of $414,596, which were charges taken for the strategic purposes discussed in "Business Development Matters". Additionally, certain costs, amounting to $113,833, that had been deferred in connection with the proposed acquisitions discussed in the "Overview" were charged to expense in the 1995 first quarter. Earnings were positively impacted in the first six months and second quarter of 1996 by increases in net interest income of $493,620 or 8.7% and $227,903 or 7.9%, respectively.

     As discussed in "Other Operating Expense", earnings are being favorably affected, since the 1995 third quarter, by a significant reduction in the rate charged for FDIC insurance. Compared to the same periods of 1995, FDIC insurance expense was $238,098 lower in the first six months of 1996 and $118,312 lower in the second quarter.

     Return on average assets, affected by the restructuring charges and losses on sales of investment securities in 1995, improved from 0.71% in the first six months of 1995 to 1.32% in the first six months of 1996. Similarly, return on average shareholders' equity improved from 7.76% to 14.17% in comparing the same periods. In comparing second quarter periods, return on average assets improved from 1.21% in 1995 to 1.32% in 1996 and return on average shareholders' equity improved from 13.15% to 14.07%.

Net Interest Income

     Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

     Net interest income was $6,153,438 in the first six months of 1996 compared to $5,659,818 in the same period of 1995. This increase of $493,620 or 8.7% resulted primarily from a 9.1% increase in the level of average earning assets coupled with a slight improvement in the net yield on earning assets, or net interest margin, from 4.85% in the first six months of 1995 to 4.86% in the same period of 1996. In comparing second quarter periods, net interest income increased $227,903 or 7.9%, reflecting an 8.9% increase in average earning assets while the net interest margin was unchanged at 4.87%. Following a period of generally lower interest rates which had ultimately resulted in a decline in the net interest margin, interest rates began to increase significantly in 1994, influenced by actions taken by the Federal Reserve to combat a possible resurgence in inflation. The interest rate increases in 1994 and early 1995, later offset to some extent by Federal Reserve action to reduce rates in the second half of 1995 and in the first quarter of 1996, have resulted in an improvement in the net interest margin. Additionally, there had been a continuing negative impact on the margin from certain variable-rate time deposits with rate floors in excess of current market rates. Such variable-rate time deposits were phased out over a two-year period that commenced in January 1994. On a taxable equivalent basis, the increases in net interest income in the first six months and second quarter of 1996 were $564,000 and $270,000, respectively, reflecting changes in the relative mix of taxable and non-taxable earning assets.

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

     The prime rate, which had been 6.00% at December 31, 1993, moved up significantly in 1994 to close the year at 8.50% and, after certain changes during 1995, remained at that level at December 31, 1995. The average prime for those three years amounted to 6.20%, 7.09% and 8.82%, respectively. The prime rate had declined significantly from 1991 to 1993, but began to increase in 1994 following steps taken by the Federal Reserve to combat a possible resurgence in inflation. The prime rate increased towards the end of the first quarter in 1994 and an additional four times during the remainder of that year. In the first quarter of 1995, it increased again to 9.00% and remained at that level until the second half of the year when, in response to actions taken by the Federal Reserve, it decreased twice. In the first quarter of 1996 the prime rate decreased again to 8.25%. The average prime was 8.31% in the first six months of 1996 compared to 8.89% in the same period of 1995. In comparing six-month periods, the net interest spread increased by 7 basis points from 4.03% in 1995 to 4.10% in 1996 as the result of an increase in the average total yield on earning assets coupled with a decrease in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets increased by 4 basis points from 8.34% in 1995 to 8.38% in 1996, while the cost of funds decreased by 3 basis points in moving from 4.31% to 4.28%. A comparison of second quarter periods indicates a slightly greater improvement of 8 basis points in the net interest spread, which increased from 4.03% to 4.11%. Unlike the situation for the six months, however, the second quarter comparison saw a decline in the yield on earning assets, although that decline of 6 basis points was more than offset by a decrease of 14 basis points in the cost of funds.

Provision for Loan Losses

     This provision is the charge against earnings to provide an allowance or reserve for possible future losses on loans. The amount of each period's charge is affected by several considerations including management's evaluation of various risk factors in determining the adequacy of the allowance (see "Asset Quality"), actual loan loss experience and loan portfolio growth. Earnings were positively impacted in the first six months and second quarter of 1996 compared to the same periods in 1995 by decreases in the provision of $25,000 and $30,000, respectively.

Other Operating Income

     Total other operating income, or noninterest income, increased $506,854 or 75.9% in the first six months of 1996 compared to the same period in 1995 due principally to the recognition in the 1995 first quarter of losses on sales of investment securities of $414,596 (see "Business Development Matters"). In comparing second quarter periods, noninterest income increased $37,688 or 6.8%. The 1996 increases reflect in part the general increase in the volume of business. The increase in service charges on deposit accounts resulted primarily from increases in the fees collected on returned checks and overdraft items and in the daily charges collected on overdraft balances, the latter service charge being initially implemented in the 1995 second quarter. Annuity and brokerage commissions declined in the first six months of 1996 because of a reduction in sales of tax-deferred annuity products. Credit card income increased due to the continuing development of the new credit card operation discussed in "Business Development Matters".

Other Operating Expense

     Total other operating expense, or noninterest expense, decreased $406,287 or 8.4% in the first six months of 1996 compared to the same period of 1995 due primarily to the recognition in the 1995 first quarter of restructuring charges of $460,457 (see "Business Development Matters") and of certain costs charged to

"other expense", amounting to $113,833, that had been deferred in connection with proposed acquisitions (see "Overview"). In comparing third quarter periods, noninterest expense increased $94,494 or 4.4%. The 1996 results were generally impacted by the continuing effects of inflation.

     FDIC insurance expense decreased $238,098 or 93.0% in the first six months of 1996 and $118,312 or 92.5% in the second quarter, reflecting the effect of a rate reduction as discussed below. The levels of certain expenses, including personnel, are being favorably affected by the comprehensive project undertaken in 1995 for the reengineering of Bank operations (see "Business Development Matters"). There has been a decrease in the number of full-time equivalent employees. As is the situation for other operating expenses, however, personnel expense is subject to the continuing effects of inflation through normal salary adjustments and higher costs of fringe benefits. Personnel expense is also being impacted in 1996 by changes in the incentive compensation program. Furniture and equipment expense has increased due to a higher level of depreciation charges associated primarily with computer equipment purchases in 1995 (see "Business Development Matters").

     Because of the Federal Deposit Insurance Corporation Improvement Act (FDICIA) enacted in 1989, FDIC insurance expense was increased substantially, with the Bank's expense amounting to $503,379 in the year ended December 31, 1995 and $255,948 in the first six months of 1995. The FDIC has two separate insurance funds, which are the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). When each fund reaches the
1.25 percent reserve ratio required by FDICIA, then the corresponding insurance assessment rates can be lowered starting within that semiannual period. While the SAIF fund has not yet reached the mandated reserve ratio, the BIF fund was found in the third quarter of 1995 to have reached this level by the end of May 1995. Accordingly, the BIF rate was reduced effective June
1, 1995 and currently there is only a minimum annual charge of $2,000 for the majority of financial institutions with BIF-insured deposits. Since most of the Bank's deposits are insured through BIF, the Bank experienced a significant reduction in FDIC insurance expense commencing in the 1995 third quarter when the effect of the rate adjustment was initially recorded.
Consequently, FDIC insurance expense for the entire 1995 year amounted to only $281,894 with the expense for the first six months of 1996 amounting to $17,850.

     Under legislation now being considered in connection with the SAIF fund, the FDIC insurance rate on SAIF deposits could be lowered to match that on BIF deposits. As part of this legislation, financial institutions would be charged a special, one-time assessment at the rate of 85 to 90 basis points on their SAIF deposits. The Bank's maximum, one-time assessment for its SAIF deposits at June 30, 1996, under the proposed legislation as described, would be $140,000.

Income Taxes

     The effective income tax rate increased from 27.8% in the first six months of 1995 to 30.4% in the same period of 1996 due principally to an increase in the ratio of taxable to tax-exempt income.

LIQUIDITY

     Liquidity refers to the continuing ability of the Bank to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to the Parent Company for payment of dividends, debt service and other operational requirements.
Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold, (c) lines for the purchase of federal funds from other banks and (d) the available-for-sale securities portfolio. Further, while available-for-sale securities are intended to be a source of immediate liquidity, the entire investment securities portfolio is managed to provide both income and a ready source of liquidity. The average portfolio life of debt securities is approximately four and three-fourths years, resulting in a substantial level of maturities each year. All debt securities are of investment grade quality and, if the need arises, can be promptly liquidated on the open market or pledged as collateral for short-term borrowing.

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

     The Bank's balance sheet is liability-sensitive, meaning that in a given period there will be more liabilities than assets subject to immediate repricing as market rates change. Because immediately rate sensitive interest-bearing liabilities exceed rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 30 days are NOW, savings, and money market deposits totaling $81,561,000 as of June 30, 1996. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

CAPITAL ADEQUACY

     Under guidelines established by the Federal Reserve Board, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1 and Tier 2, as a percentage of risk-adjusted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible securities, preferred stock and the allowance for loan losses. Under current requirements, the minimum Tier 1 capital ratio is 4% and the minimum total capital ratio, consisting of both Tier 1 and Tier 2 capital, is 8%. At June 30, 1996, the Corporation had a Tier 1 capital ratio of 14.34% and a total capital ratio of 15.35%.

     The leverage ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent six months, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. The required ratio ranges from 3% to 5%, subject to federal bank regulatory evaluation of the organization's overall safety and soundness. At June 30, 1996, the Corporation had a leverage ratio of 9.48%.

BALANCE SHEET REVIEW

     Total assets at June 30, 1996 were higher than at June 30, 1995 and December 31, 1995 by $20,092,000 or 7.5% and $4,064,000
or 1.4%, respectively; deposits were ahead by $16,413,000 or 6.9% and $4,270,000 or 1.7%. Average assets increased $24,148,000 or 9.2% in the first six months of 1996 compared to the same period in 1995, while average deposits increased $19,166,000 or 8.3%; the second quarter increases being $23,847,000 or 9.0% and $18,834,000 or 8.0%, respectively.

Investment Securities

     Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. During the twelve-month period ended June 30, 1996, when the growth in total assets significantly exceeded that for loans, the level of investment securities was increased $8,981,000 or 12.0%. In the shorter period of the first six months of 1996, however, when the growth in loans exceeded that for total assets, there was a net decrease in investment securities of $849,000 or 1.0%. Investable funds not otherwise utilized are temporarily invested on an overnight basis as federal funds sold, the level of which is affected by such considerations as near-term loan demand and liquidity needs. Based on funds requirements, the Bank was a net purchaser of federal funds at June 30, 1996.

Loans

     The Corporation's primary source of revenue and largest component of earning assets is the loan portfolio. Loans increased $13,409,000 or 7.8% during the twelve-month period ended June 30, 1996. The net loan increase during the first six months of 1996 was $5,683,000 or 3.2%. Average loans were $14,414,000 or 8.5% higher in the first six months of 1996 than in the same period of 1995. The ratio of average loans to average deposits, in comparing six-month periods, increased from 73.1% in 1995 to 73.3% in 1996. The ratio of loans to deposits at June 30, 1996 was 73.0%.

     Loan growth and the composition of the loan portfolio are being affected by management's decision in March 1996 to discontinue the purchase of retail installment loan contracts from automobile and equipment dealers (see "Business Development Matters"). The outstanding balance of these loan contracts, which are primarily included in consumer loans, experienced a net decrease of $5,012,626 during the first six months of 1996. Consequently, total consumer loans declined significantly during that time and to a lesser extent during the twelve-month period ended June 30, 1996. Other consumer loan elements, including credit cards and home equity lines of credit, have continued to grow. Changes in the credit card operation are discussed in "Business Development Matters".

     The commercial loan portfolio accounted for more than half of total loan growth during the twelve-month period ended June 30, 1996, with a very strong gain also being recorded by the residential construction and mortgage loan portfolio. During the shorter period of the first six months of 1996, however, the situation was reversed with the residential construction and mortgage loan portfolio being responsible for more than half of total loan growth.

Asset Quality

     Management considers the Bank's asset quality to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to historical loan loss experience, the value and adequacy of collateral, and economic conditions in the Bank's market area. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

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

     The Bank's level and mix of deposits has been specifically affected by the following factors. Certain variable-rate time deposits with minimum rates in excess of current market rates were phased out over a two-year period that commenced in January 1994. A retail repurchase agreements program, established in the second quarter of 1994, has tended to transfer funds away from deposits. The balance of retail repurchase agreements was $3,100,000 at June 30, 1996 and $2,322,000 at June 30, 1995.
Further, the level of time deposits obtained from governmental units fluctuates, amounting to $17,520,000, $11,190,000 and $17,820,000 at June 30, 1996, June 30, 1995 and December 31,
1995, respectively.

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

     In a significant 1994 development, the Bank elected to outsource all of its data processing, item capture and statement rendering operations. The conversion to a service bureau arrangement was completed in the 1994 fourth quarter. The major items of data processing equipment that were no longer needed by the Bank were acquired by the new processor. While the Bank does not currently plan to resume any major data processing operations, the level of computer equipment was significantly increased in 1995 through expanded use of personal computer networks. The new networks allow for a more direct input of basic loan and deposit account information to the data files maintained by the service bureau. Capital expenditures in 1995, which totaled $1,302,230, related primarily to the increase in computer equipment. Since most of this equipment was not placed into service until late in 1995, the full effect on annual depreciation expense first occurs in 1996.

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

     Management decided in March 1996 that the Bank would discontinue the purchase of retail installment loan contracts from automobile and equipment dealers, due largely to the declining yields being experienced in this loan program. Contracts of this nature included in loans amounted to $33,525,143 at December 31, 1995 and $28,512,517 at June 30,
1996. While there will be no purchases of new contracts, current plans call for the collection of outstanding loans based on their contractual terms. It is expected that the funds previously invested in this loan program will be redeployed, as loan payments occur, to other loan programs or to the investment securities portfolio.

TABLE 1
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Taxable Equivalent Basis, Dollars in Thousands)



                                                           1996
SIX MONTHS ENDED JUNE 30                                          Average
                                                     Interest       Rates
                                         Average      Income/     Earned/
                                         Balance      Expense       Paid

EARNING ASSETS
Loans (2) (3)                          $ 184,109     $  8,174       8.90%
Investment securities:
  Taxable income                          71,079        2,500       7.04
  Non-taxable income (2)                  13,539          582       8.59
Federal funds sold                           570           15       5.16
  Total earning assets                   269,297       11,271       8.38

Cash and due from banks                    8,983
Other assets, net                          8,121
  TOTAL ASSETS                         $ 286,401

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
  NOW accounts                         $  34,549          349       2.02
  Savings deposits                        30,421          391       2.58
  Money market accounts                   16,075          220       2.75
  Certificates and other time
     deposits                            134,969        3,644       5.41
Retail repurchase agreements               4,251           92       4.36
Federal funds purchased                    1,091           30       5.56
     Total interest-bearing
        liabilities                      221,356        4,726       4.28

Noninterest-bearing demand deposits       35,284
Other liabilities                          2,977
Shareholders' equity                      26,784
     TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY           $ 286,401

NET INTEREST INCOME AND SPREAD                       $  6,545       4.10%

NET YIELD ON EARNING ASSETS                                         4.86%

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

                                  15A

TABLE 1
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Taxable Equivalent Basis, Dollars in Thousands)



                                                          1995
SIX MONTHS ENDED JUNE 30                                           Average
                                                       Interest      Rates
                                            Average     Income/    Earned/
                                            Balance     Expense       Paid

EARNING ASSETS
Loans (2) (3)                             $ 169,695   $   7,575       8.98%
Investment securities:
  Taxable income                             64,774       2,126       6.57
  Non-taxable income (2)                     10,195         484       9.50
Federal funds sold                            2,269          68       6.01
  Total earning assets                      246,933      10,253       8.34

Cash and due from banks                       9,007
Other assets, net                             6,313
  TOTAL ASSETS                            $ 262,253

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
  NOW accounts                            $  32,082         338       2.12
  Savings deposits                           30,093         439       2.94
  Money market accounts                      17,587         270       3.10
  Certificates and other
     time deposits                          116,526       3,130       5.42
Retail repurchase agreements                  3,236          82       5.12
Federal funds purchased                         456          13       5.80
     Total interest-bearing
        liabilities                         199,980       4,272       4.31

Noninterest-bearing demand deposits          35,844
Other liabilities                             2,365
Shareholders' equity                         24,064
  TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                 $ 262,253

NET INTEREST INCOME AND SPREAD                        $   5,981       4.03%

NET YIELD ON EARNING ASSETS                                           4.85%

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

                                   15B


TABLE 1
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Taxable Equivalent Basis, Dollars in Thousands)



SIX MONTHS ENDED JUNE 30                          1996 Versus 1995
                                            Interest Variance
                                                   due to (1)        Net
                                          Volume         Rate     Change

EARNING ASSETS
Loans (2) (3)                             $  665       $  (66)    $  599
Investment securities:
  Taxable income                             216          158        374
  Non-taxable income (2)                     147          (49)        98
Federal funds sold                           (44)          (9)       (53)
  Total earning assets                       984           34      1,018

Cash and due from banks
Other assets, net
  TOTAL ASSETS

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
  NOW accounts                                27          (16)        11
  Savings deposits                             5          (53)       (48)
  Money market accounts                      (22)         (28)       (50)
  Certificates and other
     time deposits                           520           (6)       514
Retail repurchase agreements                  23          (13)        10
Federal funds purchased                       18           (1)        17
  Total interest-bearing
     liabilities                             571         (117)       454

Noninterest-bearing demand deposits
Other liabilities
Shareholders' equity
  TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY

NET INTEREST INCOME AND SPREAD            $  413       $  151     $  564

NET YIELD ON EARNING ASSETS

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

                                   15C

TABLE 2
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Taxable Equivalent Basis, Dollars in Thousands)



                                                          1996
THREE MONTHS ENDED JUNE 30                                      Average
                                                    Interest      Rates
                                          Average     Income/    Earned/
                                          Balance    Expense       Paid

EARNING ASSETS
Loans (2) (3)                           $ 185,509   $  4,118       8.90%
Investment securities:
  Taxable income                           69,963      1,210       6.92
  Non-taxable income (2)                   14,386        303       8.41
Federal funds sold                            731         10       5.21
  Total earning assets                    270,589      5,641       8.35

Cash and due from banks                     9,387
Other assets, net                           8,090
  TOTAL ASSETS                          $ 288,066

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
  NOW accounts                          $  34,737        172       1.98
  Savings deposits                         30,704        194       2.54
  Money market accounts                    16,012        108       2.70
  Certificates and other
     time deposits                        135,288      1,814       5.38
Retail repurchase agreements                4,224         46       4.43
Federal funds purchased                       880         12       5.53
  Total interest-bearing
     liabilities                          221,845      2,346       4.24

Noninterest-bearing demand deposits        36,101
Other liabilities                           3,053
Shareholders' equity                       27,067
  TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY               $ 288,066

NET INTEREST INCOME AND SPREAD                      $  3,295       4.11%

NET YIELD ON EARNING ASSETS                                        4.87%

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

                                   16A

TABLE 2
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Taxable Equivalent Basis, Dollars in Thousands)


                                                           1995
THREE MONTHS ENDED JUNE 30                                        Average
                                                      Interest      Rates
                                          Average       Income/    Earned/
                                          Balance      Expense       Paid

EARNING ASSETS
Loans (2) (3)                           $ 170,750      $ 3,857       9.05%
Investment securities:
  Taxable income                           63,968        1,074       6.72
  Non-taxable income (2)                   10,111          233       9.23
Federal funds sold                          3,653           54       5.93
  Total earning assets                    248,482        5,218       8.41

Cash and due from banks                     9,206
Other assets, net                           6,531
  TOTAL ASSETS                          $ 264,219

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
  NOW accounts                          $  32,799          172       2.10
  Savings deposits                         29,950          222       2.97
  Money market accounts                    16,115          126       3.15
  Certificates and other
     time deposits                        118,855        1,631       5.50
Retail repurchase agreements                3,255           42       5.19
Federal funds purchased                        44            -       4.97
  Total interest-bearing
     liabilities                          201,018        2,193       4.38

Noninterest-bearing demand
  deposits                                 36,289
Other liabilities                           2,575
Shareholders' equity                       24,337
  TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY               $ 264,219

NET INTEREST INCOME AND SPREAD                         $ 3,025       4.03%

NET YIELD ON EARNING ASSETS                                          4.87%

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


                                   16B

TABLE 2
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Taxable Equivalent Basis, Dollars in Thousands)



THREE MONTHS ENDED JUNE 30                            1996 Versus 1995
                                              Interest Variance
                                                     due to (1)         Net
                                             Volume        Rate      Change

EARNING ASSETS
Loans (2) (3)                                $  326      $  (65)     $  261
Investment securities:
  Taxable income                                103          33         136
  Non-taxable income (2)                         92         (22)         70
Federal funds sold                              (38)         (6)        (44)
  Total earning assets                          483         (60)        423

Cash and due from banks
Other assets, net
  TOTAL ASSETS

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
  NOW accounts                                   10         (10)          -
  Savings deposits                                6         (34)        (28)
  Money market accounts                          (1)        (17)        (18)
  Certificates and other
     time deposits                              220         (37)        183
Retail repurchase agreements                     11          (7)          4
Federal funds purchased                          12           -          12
  Total interest-bearing
     liabilities                                258        (105)        153

Noninterest-bearing demand deposits
Other liabilities
Shareholders' equity
  TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY

NET INTEREST INCOME AND SPREAD                $ 225      $   45      $  270

NET YIELD ON EARNING ASSETS

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


                                   16C

                  PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (a)     Exhibits.

          Exhibits to this report are listed in the index to exhibits on pages 18 and 19 of this report.

  (b)     Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended June 30, 1996.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FNB Corp.
                                   (Registrant)


Date:     August 8, 1996           By:     /s/ Jerry A. Little
                                               Jerry A. Little
                                               Treasurer and Secretary
                                               (Principal Financial and
                                               Accounting Officer)

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