Form 10QSB
period 1996-09-30
FNB CORP/NC
filed 1996-11-14
CIK 764811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                               FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996

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

The registrant had 1,803,004 shares of $2.50 par value common stock outstanding at October 19, 1996.

Transitional Small Business Disclosure Format (Check One):  Yes       No   X

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                      FNB Corp. and Subsidiary

                                     CONSOLIDATED BALANCE SHEETS

                                                               September 30,               December 31,
ASSETS                                                      1996            1995              1995

Cash and due from banks                              $   11,499,468    $   10,101,219    $    8,764,539
Federal funds sold                                        8,100,000         1,110,000         2,600,000
Investment securities:
     Available for sale, at estimated fair value
       (amortized cost of $25,336,568,
       $17,596,230 and $28,183,155)                      25,204,638        17,643,012        28,375,645
     Held to maturity (estimated fair value of
       $57,525,441, $59,266,365 and $57,008,236          58,242,929        58,927,148        56,160,814
Loans                                                   191,148,360       179,946,120       179,922,737
     Less:    Allowance for loan losses                  (1,959,638)       (1,918,551)       (1,902,640)
                Net loans                               189,188,722       178,027,569       178,020,097
Premises and equipment                                    6,119,525         5,615,433         6,029,541
Other assets                                              4,301,581         3,716,288         3,727,476

                 TOTAL ASSETS                        $  302,656,863    $  275,140,669    $  283,678,112

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest-bearing demand deposits                $   38,841,700    $   33,645,798    $   38,590,985
  Interest-bearing deposits:
    NOW, savings and money market deposits               80,383,848        77,882,815        78,728,366
    Time deposits of $100,000 or more                    45,218,260        33,276,391        36,427,161
    Other time deposits                                 103,470,397        98,470,076        96,397,964
     Total deposits                                     267,914,205       243,275,080       250,144,476
Retail repurchase agreements                              3,809,475         3,216,322         4,641,527
Federal funds purchased                                       -                 -                 -
Other liabilities                                         3,017,509         3,367,950         2,897,038
               TOTAL LIABILITIES                        274,741,189       249,859,352       257,683,041

Shareholders' equity:
     Preferred stock - $10.00 par value;
        authorized 200,000 shares, none issued                -                 -                 -
     Common stock - $2.50 par value;
        authorized 5,000,000 shares, issued
        shares - 1,803,004, 1,797,734 and 1,797,995       4,507,510         4,494,335         4,494,988
     Surplus                                                116,175            14,007            18,705
     Retained earnings                                   23,379,063        20,742,098        21,354,335
     Net unrealized securities gains (losses)               (87,074)           30,877           127,043
               TOTAL SHAREHOLDERS' EQUITY                27,915,674        25,281,317        25,995,071

               TOTAL LIABILITIIES AND
                  SHAREHOLDERS' EQUITY               $  302,656,863   $  275,140,669     $  283,678,112

                        See accompanying notes to consolidated financial statements.

                                                 1

                                  FNB Corp. and Subsidiary

                             CONSOLIDATED STATEMENTS OF INCOME



                                                                     Nine Months Ended
                                                                        September 30,
                                                                1996                        1995
INTEREST INCOME:
     Interest and fees on loans                        $       12,366,713          $        11,542,039
     Interest and dividends on investment securities:
          Taxable income                                        3,450,503                    3,063,765
          Non-taxable income                                      568,197                      453,498
     Federal funds sold                                            31,687                      102,400
                    Total interest income                      16,417,100                   15,161,702

INTEREST EXPENSE:
     Deposits                                                   6,911,701                    6,461,909
     Retail repurchase agreements                                 128,711                      113,150
     Federal funds purchased                                       42,433                       13,431
                    Total interest expense                      7,082,845                    6,588,490

NET INTEREST INCOME                                             9,334,255                    8,573,212
     Provision for loan losses                                    305,000                      350,000
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                            9,029,255                    8,223,212

OTHER OPERATING INCOME:
     Service charges on deposit accounts                        1,060,490                      996,148
     Annuity and brokerage commissions                            148,170                      143,576
     Credit card income                                           231,046                      187,283
     Other service charges, commissions and fees                  219,416                      208,343
     Losses on sales of investment securities                        -                        (414,596)
     Other income                                                 108,119                      107,964
                    Total other operating income                1,767,241                    1,228,718

OTHER OPERATING EXPENSE:
     Personnel expense                                          3,562,709                    3,310,483
     Net occupancy expense                                        356,003                      344,790
     Furniture and equipment expense                              495,756                      336,907
     Data processing services                                     688,097                      645,135
     Restructuring charges                                           -                         460,457
     Other expense                                              1,611,122                    1,800,060
                    Total other operating expense               6,713,687                    6,897,832

INCOME BEFORE INCOME TAXES                                      4,082,809                    2,554,098
Income taxes                                                    1,247,170                      735,578

NET INCOME                                             $        2,835,639          $         1,818,520

PER SHARE DATA:
     Net income                                        $             1.57          $              1.01
     Cash dividends declared                                          .45                          .37

     Average number of shares outstanding                       1,801,148                    1,799,012

                   See accompanying notes to consolidated financial statements.


                                     FNB Corp. and Subsidiary

                                CONSOLIDATED STATEMENTS OF INCOME


                                                                      Three Months Ended
                                                                         September 30,
                                                                1996                         1995
INTEREST INCOME:
     Interest and fees on loans                        $        4,216,451           $          4,000,995
     Interest and dividends on investment securities:
          Taxable income                                        1,107,776                      1,049,443
          Non-taxable income                                      196,396                        144,617
     Federal funds sold                                            17,017                         34,774
                    Total interest income                       5,537,640                      5,229,829

INTEREST EXPENSE:
     Deposits                                                   2,308,336                      2,285,120
     Retail repurchase agreements                                  36,311                         30,992
     Federal funds purchased                                       12,176                            323
                    Total interest expense                      2,356,823                      2,316,435

NET INTEREST INCOME                                             3,180,817                      2,913,394
     Provision for loan losses                                    110,000                        130,000
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                            3,070,817                      2,783,394

OTHER OPERATING INCOME:
     Service charges on deposit accounts                          337,784                        354,329
     Annuity and brokerage commissions                             67,280                         45,723
     Credit card income                                            79,883                         67,438
     Other service charges, commissions and fees                   72,773                         56,088
     Losses on sales of investment securities
                                                                     -                              -
     Other income                                                  34,878                         37,351
                    Total other operating income                  592,598                        560,929

OTHER OPERATING EXPENSE:
     Personnel expense                                          1,199,743                      1,124,936
     Net occupancy expense                                        122,182                        114,494
     Furniture and equipment expense                              164,887                        109,633
     Data processing services                                     231,267                        217,186
     Restructuring charges
                                                                     -                              -
     Other expense                                                587,173                        516,861
                    Total other operating expense               2,305,252                      2,083,110

INCOME BEFORE INCOME TAXES                                      1,358,163                      1,261,213
Income taxes                                                      419,548                        375,949

NET INCOME                                             $          938,615           $            885,264

PER SHARE DATA:
     Net income                                        $              .52           $                .49
     Cash dividends declared                                          .15                            .13

     Average number of shares outstanding                       1,802,964                      1,797,115

                   See accompanying notes to consolidated financial statements.

                                                 3

                                     FNB Corp. and Subsidiary

                             CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                    Nine Months Ended
                                                                                        September 30,
                                                                                1996                    1995
OPERATING ACTIVITIES:
     Net income                                                        $         2,835,639     $         1,818,520
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depreciation and amortization of premises and equipment                  482,391                 308,024
          Provision for loan losses                                                305,000                 350,000
          Deferred income taxes                                                    (64,559)                (58,162)
          Deferred loan fees and costs, net                                        265,232                 (92,009)
          Premium amortization and discount accretion
                 of investment securities, net                                      29,998                 121,963
          Amortization of intangibles                                               32,905                  44,336
          Losses on sales of investment securities                                    -                    414,596
          Net decrease (increase) in loans held for sale                             5,306                (233,600)
          Increase in other assets                                                (451,831)               (493,277)
          Increase in other liabilities                                            258,813               1,397,809
                    NET CASH PROVIDED BY OPERATING ACTIVITIES                    3,698,894               3,578,200

INVESTING ACTIVITES:
     Available-for-sale securities:
          Proceeds from sales                                                         -                  5,896,328
          Proceeds from maturities                                              11,558,226               1,928,649
          Purchases                                                             (8,774,291)               (249,405)
     Held-to-maturity securities:
          Proceeds from maturities                                              13,818,718              13,607,837
          Purchases                                                            (15,864,280)            (20,116,148)
     Net increase in loans                                                     (11,738,996)            (11,411,849)
     Proceeds from sales of premises and equipment                                  20,320                   1,395
     Purchases of premises and equipment                                          (685,519)               (898,935)
     Other, net                                                                    (35,653)                  5,928
                    NET CASH USED IN INVESTING ACTIVITIES                      (11,701,475)            (11,236,200)

FINANCING ACTIVITIES:
     Net increase in deposits                                                   17,769,729              13,349,768
     Decrease in retail repurchase agreements                                     (832,052)               (309,904)
     Decrease in federal funds purchased
          -         (3,050,000)
     Common stock issued                                                           109,992                  16,422
     Common stock repurchased                                                         -                    (52,800)
     Cash dividends and fractional shares paid                                    (810,159)               (432,380)
                    NET CASH PROVIDED BY FINANCING ACTIVITIES                   16,237,510               9,521,106

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        8,234,929               1,863,106
Cash and cash equivalents at beginning of period                                11,364,539               9,348,113

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $        19,599,468     $        11,211,219
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest                                                     $         7,277,550     $         5,758,000
          Income taxes                                                           1,367,131                 631,320


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

3. Loans as presented are increased by net deferred expense of $130,027 and $133,400 at September 30, 1996 and December 31, 1995,
     respectively, and are reduced by net unearned income of $55,247 at September 30, 1995.

4.   Significant components of other expense were as follows:


                                                Three Months Ended       Nine Months Ended
                                                    September 30,           September 30,
                                                 1996          1995         1996      1995

          FDIC insurance                      $  83,771     $  21,092     $101,621  $277,040
          Stationery, printing and supplies      73,960        87,519      207,895   222,899
          Deferred acquisition costs
             charged to expense                      -             -            -    113,833

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

OVERVIEW

     The Corporation earned $2,835,639 in the first nine months of 1996, a 55.9% increase over the same period in 1995. Earnings per share, adjusted for the three-for-two common stock split in 1995, increased from $1.01 to $1.57 in comparing these nine-month periods. The 1995 results, especially as related to the operations of the first quarter, were impacted by restructuring charges and losses on sales of investment securities discussed in more detail in the "Earnings Review" and in "Business Development matters". Earnings for the 1996 third quarter amounted to $938,615, which represents a 6.0% increase from the 1995 third quarter and a gain in earnings per share from $.49 to $.52. Results for both the first nine months and third quarter of 1996 were negatively affected by a special legislative assessment for FDIC insurance purposes as further discussed in the "Earnings Review" and in "Other Operating Expense".

     Total assets were $302,656,683 at September 30, 1996, up 10.0% from September 30, 1995 and 6.7% from December 31, 1995. Loans amounted to $191,148,360 at September 30, 1996, increasing 6.2% from September 30, 1995 and 6.2% from December 31, 1995. Total deposits grew 10.1% from September 30, 1995 and 7.1% from December 31, 1995 to $267,914,205 at September 30, 1996. A significant portion of asset and deposit growth in 1996 has resulted from a deposit promotion in the third quarter as discussed in the "Balance Sheet Review" and in "Deposits".

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

EARNINGS REVIEW

     The Corporation's net income increased $1,017,119 or 55.9% in the first nine months of 1996 compared to the same period of 1995 and increased $53,351 or 6.0% in comparing third quarter periods. Earnings were negatively affected in the 1995 first quarter by restructuring charges of $460,457 and losses on sales of investment securities of $414,596, which were charges taken for the strategic purposes discussed in "Business Development Matters". Additionally, certain costs, amounting to $113,833, that had been deferred in connection with the proposed acquisitions discussed in the "Overview" were charged to expense in the 1995 first quarter. Earnings were positively impacted in the first nine months and third quarter of 1996 by increases in net interest income of $761,043 or 8.9% and $267,423 or 9.2%, respectively.

     As discussed in "Other Operating Expense", earnings have been favorably affected, since the 1995 third quarter, by a significant reduction in the rate charged for FDIC insurance. Due to the passage of new legislation on September 30, 1996, however, the Bank was assessed $74,845 on a one-time basis for its deposits that are insured through the Savings Association Insurance Fund. This assessment, which was recorded on September 30, 1996 and is further discussed in "Other Operating Expense", is part of a broad change being implemented in connection with deposit insurance. Compared to the same periods of 1995 and considering the effect of the special assessment, FDIC insurance expense was $175,419 lower in the first nine months of 1996 and $62,679 higher in the third quarter.

     Return on average assets, affected by the restructuring charges and losses on sales of investment securities in 1995, improved from 0.92% in the first nine months of 1995 to 1.32% in the first nine months of 1996. Similarly, return on average shareholders' equity improved from 9.94% to 13.95% in comparing the same periods. In comparing third quarter periods, return on average assets declined from 1.31% in 1995 to 1.30% in 1996 and return on average shareholders' equity declined from 14.15% to 13.53%.

Net Interest Income

     Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

     Net interest income was $9,334,255 in the first nine months of 1996 compared to $8,573,212 in the same period of 1995. This increase of $761,043 or 8.9% resulted primarily from an 8.4% increase in the level of average earning assets coupled with an improvement in the net yield on earning assets, or net interest margin, from 4.85% in the first nine months of 1995 to 4.90% in the same period of 1996. In comparing third quarter periods, net interest income increased $267,423 or 9.2%, reflecting a 7.2% increase in average earning assets while the net interest margin improved to a greater extent than for the nine-month period in increasing from 4.84% to 4.97%. Following a period of generally lower interest rates which had ultimately resulted in a decline in the net interest margin, interest rates began to increase significantly in 1994, influenced by actions taken by the Federal Reserve to combat a possible resurgence in inflation. The interest rate increases in 1994 and early 1995, later offset to some extent by Federal Reserve action to reduce rates in the second half of 1995 and in the first quarter of 1996, have contributed to a general improvement in the net interest margin. Additionally, there had been a continuing negative impact on the margin from certain variable-rate time deposits with rate floors in excess of current market rates. Such variable-rate time deposits were phased out over a two-year period that commenced in January 1994. On a taxable equivalent basis, the increases in net interest income in the first nine months and third quarter of 1996 were $873,000 and $309,000, respectively, reflecting changes in the relative mix of taxable and non-taxable earning assets.

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

     The prime rate, which had been 6.00% at December 31, 1993, moved up significantly in 1994 to close the year at 8.50% and, after certain changes during 1995, remained at that level at December 31, 1995. The average prime for those three years amounted to 6.20%, 7.09% and 8.82%, respectively. The prime rate had declined significantly from 1991 to 1993, but began to increase in 1994 following steps taken by the Federal Reserve to combat a possible resurgence in inflation. The prime rate increased towards the end of the first quarter in 1994 and an additional four times during the remainder of that year. In the first quarter of 1995, it increased again to 9.00% and remained at that level until the second half of the year when, in response to actions taken by the Federal Reserve, it decreased twice. In the first quarter of 1996 the prime rate decreased again to 8.25%. The average prime was 8.29% in the first nine months of 1996 compared to 8.85% in the same period of 1995.
In comparing nine-month periods, the net interest spread increased by 12 basis points from 4.02% in 1995 to 4.14% in 1996 as the result of a slight increase in the average total yield on earning assets coupled with a decrease in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets increased by 1 basis point from 8.38% in 1995 to 8.39% in 1996, while the cost of funds decreased by 11 basis points in moving from 4.36% to 4.25%. A comparison of third quarter periods indicates a greater improvement of 21 basis points in the net interest spread, which increased from 4.00% to 4.21%. Unlike the situation for the nine months, however, the third quarter comparison saw a decline in the yield on earning assets, although that decline of 5 basis points was more than offset by a decrease of 26 basis points in the cost of funds.

Provision for Loan Losses

     This provision is the charge against earnings to provide an allowance or reserve for possible future losses on loans. The amount of each period's charge is affected by several considerations including management's evaluation of various risk factors in determining the adequacy of the allowance (see "Asset Quality"), actual loan loss experience and loan portfolio growth. Earnings were positively impacted in the first nine months and third quarter of 1996 compared to the same periods in 1995 by decreases in the provision of $45,000 and $20,000, respectively.

Other Operating Income

     Total other operating income, or noninterest income, increased $538,523 or 43.8% in the first nine months of 1996 compared to the same period in 1995 due principally to the recognition in the 1995 first quarter of losses on sales of investment securities of $414,596 (see "Business Development Matters"). In comparing third quarter periods, noninterest income increased $31,669 or 5.6%. The 1996 increases reflect in part the general increase in the volume of business. The increase in service charges on deposit accounts in the first nine months of 1996 resulted primarily from the implementation of daily charges on overdraft balances in the second quarter of 1995 and from the introduction in March 1996 of a new NOW account version that provides a package of products and services for a stated monthly fee. Credit card income increased due to the continuing development of the new credit card operation discussed in "Business Development Matters". The level of other service charges, commissions and fees is higher due primarily to the implementation in September 1996 of a fee charged to noncustomers for usage of the Bank's automated teller machines.

Other Operating Expense

     Total other operating expense, or noninterest expense, decreased $184,145 or 2.7% in the first nine months of 1996 compared to the same period of 1995 due primarily to the recognition in the 1995 first quarter of restructuring charges of $460,457 (see "Business Development Matters") and of certain costs charged to "other expense", amounting to $113,833, that had been deferred in connection with proposed acquisitions (see "Overview"). In comparing third quarter periods, noninterest expense increased $222,142 or 10.7%. The 1996 results, which were generally impacted by the continuing effects of inflation, were specifically affected by a one-time FDIC insurance assessment of $74,845 on September 30, 1996. In total, compared to the same periods of 1995, FDIC insurance expense decreased $175,419 in the first nine months of 1996 and increased $62,679 in the third quarter, reflecting, as discussed below, both the effect of a major rate reduction in mid-1995 and the one-time assessment related to new legislation enacted on September 30, 1996.

     The levels of certain expenses, including personnel, are being favorably affected by the comprehensive project undertaken in 1995 for the reengineering of Bank operations (see "Business Development Matters"). Despite an increase in the volume of business, the average number of full-time equivalent employees for the first nine months of 1996 is approximately equal to that for the same period of 1995. As is the situation for other operating expenses, however, personnel expense is subject to the continuing effects of inflation through normal salary adjustments and higher costs of fringe benefits. Personnel expense is also being impacted in 1996 by changes in the incentive compensation program. Furniture and equipment expense has increased due to a higher level of depreciation charges associated primarily with computer equipment purchases in 1995 (see "Business Development Matters").

     Because of the Federal Deposit Insurance Corporation Improvement Act (FDICIA) enacted in 1989, FDIC insurance expense was increased substantially, with the Bank's expense amounting to $503,379 in the year ended December 31, 1994 and $255,948 in the first six months of 1995. The FDIC currently has two separate insurance funds, which are the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). As provided by FIDICA, the insurance assessment rate could be lowered once a fund has reached a mandated 1.25 percent reserve ratio. Although the SAIF fund did not reach the mandated reserve ratio, the BIF fund was found in the third quarter of 1995 to have reached this level by the end of May 1995. Accordingly, the BIF rate was reduced effective June 1, 1995, resulting in only a minimum annual charge of $2,000 for the majority of financial institutions with BIF-insured deposits. Since most of the Bank's deposits are insured through BIF, the Bank experienced a significant reduction in FDIC insurance expense commencing in the 1995 third quarter when the effect of the rate adjustment was initially recorded.
Consequently, FDIC insurance expense for the entire 1995 year and for the first nine months of 1995 amounted to only $281,894 and $277,040, respectively, with the expense for the first nine months of 1996, excluding the effect of the one-time assessment of $74,845, amounting to $26,776.

     The Deposit Insurance Funds Act of 1996 (DIFA) was enacted on September 30, 1996 and has three main components. The first includes both a one-time assessment on SAIF deposits to capitalize the SAIF fund to the mandated 1.25 percent reserve ratio and a separate refund of all excess SAIF premiums paid for the 1996 fourth quarter. The second is a requirement that the repayment of the Financing Corporation (FICO) bonds be shared by both banks and thrifts. The third is the ultimate elimination of the BIF and SAIF funds by merging them into a new Deposit Insurance Fund. The one-time assessment on the Bank's SAIF deposits, which amounted to $74,845, was determined on the date of enactment and expensed at that time. Under the provisions of DIFA for the refund of all excess SAIF premiums, it is expected that all SAIF premiums that the Bank has paid for the 1996 fourth quarter will be refunded, effectively eliminating all FDIC insurance expense for that period. Beginning January 1, 1997, FDIC insurance premiums will be assessed for FICO bond purposes at an estimated rate of $.0644 per $100 for SAIF deposits and a rate equal to one-fifth of that, or $.0129 per $100, for BIF deposits. Additional premiums could be assessed in order to maintain the BIF and SAIF funds at the required 1.25 percent reserve ratio. Based on the Bank's deposits at September 30, 1996, the total annual FDIC assessment for FICO bond purposes could amount to approximately $42,000 in 1997.

Income Taxes

     The effective income tax rate increased from 28.8% in the first nine months of 1995 to 30.5% in the same period of 1996 due principally to an increase in the ratio of taxable to tax-exempt income.

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

     The Bank's balance sheet is liability-sensitive, meaning that in a given period there will be more liabilities than assets subject to immediate repricing as market rates change. Because immediately rate sensitive interest-bearing liabilities exceed rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 30 days are NOW, savings, and money market deposits totaling $80,384,000 as of September 30, 1996. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

CAPITAL ADEQUACY

     Under guidelines established by the Federal Reserve Board, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1 and Tier 2, as a percentage of risk-adjusted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible securities, preferred stock and the allowance for loan losses. Under current requirements, the minimum Tier 1 capital ratio is 4% and the minimum total capital ratio, consisting of both Tier 1 and Tier 2 capital, is 8%. At September 30, 1996, the Corporation had a Tier 1 capital ratio of 14.64% and a total capital ratio of 15.67%.

     The leverage ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. The required ratio ranges from 3% to 5%, subject to federal bank regulatory evaluation of the organization's overall safety and soundness. At September 30, 1996, the Corporation had a leverage ratio of 9.67%.

BALANCE SHEET REVIEW

     Total assets at September 30, 1996 were higher than at September 30, 1995 and December 31, 1995 by $27,516,000 or 10.0%
and $18,979,000 or 6.7%, respectively; deposits were ahead by $24,639,000 or 10.1% and $17,770,000 or 7.1%. Due largely to a deposit promotion as discussed in "Deposits" below, growth was particularly significant in the 1996 third quarter with assets increasing $14,915,000 or 5.2% and deposits increasing $13,500,000 or 5.3%. Average assets increased $22,393,000 or 8.5% in the first nine months of 1996 compared to the same period in 1995, while average deposits increased $17,691,000 or 7.5%; the third quarter increases being $18,950,000 or 7.0% and $14,801,000 or 6.2%, respectively.

Investment Securities

     Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. During the twelve-month period ended September 30, 1996, when the growth in total assets significantly exceeded that for loans, the level of investment securities was increased $6,878,000 or 9.0%. Investable funds not otherwise utilized are temporarily invested on an overnight basis as federal funds sold, the level of which is affected by such considerations as near-term loan demand and liquidity needs. The $8,100,000 balance of federal funds sold at September 30, 1996 reflects the temporary investment of a portion of the proceeds of a deposit promotion (see "Deposits") in the 1996 third quarter.

Loans

     The Corporation's primary source of revenue and largest component of earning assets is the loan portfolio. Loans increased $11,202,000 or 6.2% during the twelve-month period ended September 30, 1996.

The net loan increase during the first nine months of 1996 was $11,225,000 or 6.2%. Average loans were $13,239,000 or 7.7% higher in the first nine months of 1996 than in the same period of 1995. The ratio of average loans to average deposits, in comparing nine-month periods, increased from 73.3% in 1995 to 73.4% in 1996. The ratio of loans to deposits at September 30, 1996 was 71.3%.

     Loan growth and the composition of the loan portfolio are being affected by management's decision in March 1996 to discontinue the purchase of retail installment loan contracts from automobile and equipment dealers (see "Business Development Matters"). The outstanding balance of these loan contracts, which are primarily included in consumer loans, experienced a net decrease of $9,315,332 during the first nine months of 1996. Consequently, total consumer loans declined significantly during both that period and the twelve-month period ended September 30, 1996. Other consumer loan elements, including credit cards and home equity lines of credit, have continued to grow. Changes in the credit card operation are discussed in "Business Development Matters". The commercial loan portfolio and the residential construction and mortgage loan portfolio have each experienced strong gains during the last twelve months and also during the first nine months of 1996.

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

     The Bank's level and mix of deposits has been specifically affected by the following factors. A promotion that offered premium-rate certificates of deposit, based on a selected maturity, has resulted in a significant portion of the $13,088,000 increase in time deposits during the 1996 third quarter. Certain variable-rate time deposits with minimum rates in excess of current market rates were phased out over a two-year period that commenced in January 1994. A retail repurchase agreements program, established in the second quarter of 1994, has tended to transfer funds away from deposits. The balance of retail repurchase agreements was $3,809,000 at September 30, 1996 and $3,216,000 at September 30,
1995. Further, the level of time deposits obtained from governmental units fluctuates, amounting to $20,673,000, $17,520,000, $15,248,000 and $17,820,000 at September 30, 1996, June
30, 1996, September 30, 1995 and December 31, 1995, respectively.

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

     In a significant 1994 development, the Bank elected to outsource all of its data processing, item capture and statement rendering operations. The conversion to a service bureau arrangement was completed in the 1994 fourth quarter. The major items of data processing equipment that were no longer needed by the Bank were acquired by the new processor. While the Bank does not currently plan to resume any major data processing operations, the level of computer equipment was significantly increased in 1995 through expanded use of personal computer networks.
The new networks allow for a more direct input of basic loan and deposit account information to the data files maintained by the service bureau. Capital expenditures in 1995, which totaled $1,302,230, related primarily to the increase in computer equipment. Since most of this equipment was not placed into service until late in 1995, the full effect on annual depreciation expense is being initially recognized in 1996.

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

     Management decided in March 1996 that the Bank would discontinue the purchase of retail installment loan contracts from automobile and equipment dealers, due largely to the declining yields being experienced in this loan program. Contracts of this nature included in loans amounted to $33,525,143 at December 31, 1995 and $24,209,811 at September 30, 1996. While there will be no purchases of new contracts, current plans call for the collection of outstanding loans based on their contractual terms. It is expected that the funds previously invested in this loan program will be redeployed, as loan payments occur, to other loan programs or to the investment securities portfolio.

TABLE 1
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Taxable Equivalent Basis, Dollars in Thousands)


                                                  1996                                         1995
NINE MONTHS ENDED SEPTEMBER 30                                 Average                                      Average
                                                Interest       Rates                         Interest       Rates
                                 Average        Income/        Earned/        Average        Income/        Earned/
                                 Balance        Expense        Paid           Balance        Expense        Paid

EARNING ASSETS
Loans (2) (3)                   $ 185,168       $   12,403        8.92 %      $ 171,929      $   11,589        9.01 %
Investment securities:
     Taxable income                70,215            3,685        7.00           64,614           3,241        6.69
     Non-taxable income (2)        13,934              889        8.50           10,274             710        9.21
Federal funds sold                    812               32        5.20            2,318             102        5.91
          Total earning assets    270,129           17,009        8.39          249,135          15,642        8.38

Cash and due from banks             9,130                                         9,130
Other assets, net                   8,096                                         6,697
          TOTAL ASSETS          $ 287,355                                     $ 264,962

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
     NOW accounts               $  34,584              505        1.94        $  32,142             513       2.13
     Savings deposits              30,333              577        2.53           29,931             646       2.89
     Money market accounts         15,934              325        2.71           16,783             386       3.08
     Certificates and other
        time deposits             136,038            5,505        5.39          119,831           4,917       5.49
Retail repurchase agreements        3,957              129        4.33            3,004             113       5.04
Federal funds purchased             1,017               42        5.56              310              14       5.79
          Total interest-bearing
            liabilities           221,863            7,083        4.25          202,001           6,589       4.36

Noninterest-bearing demand
  deposits                         35,478                                        35,989
Other liabilities                   2,906                                         2,585
Shareholders' equity               27,108                                        24,387
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY     $ 287,355                                     $ 264,962

NET INTEREST INCOME AND SPREAD                 $    9,926        4.14 %                      $    9,053       4.02 %

NET YIELD ON EARNING ASSETS                                      4.90      %                                  4.85 %

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

                                                         15(a)

TABLE 1
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Taxable Equivalent Basis, Dollars in Thousands)



NINE MONTHS ENDED SEPTEMBER 30                          1996 Versus 1995
                                            Interest Variance
                                                 due to (1)              Net
                                      Volume               Rate          Change

EARNING ASSETS
Loans (2) (3)                      $       926         $       (112)    $       814
Investment securities:
     Taxable income                        289                  155             444
     Non-taxable income (2)                237                  (58)            179
Federal funds sold                         (59)                 (11)            (70)
          Total earning assets           1,393                  (26)          1,367

Cash and due from banks
Other assets, net
          TOTAL ASSETS

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
     NOW accounts                           39                  (47)             (8)
     Savings deposits                        9                  (78)            (69)
     Money market accounts                 (18)                 (43)            (61)
     Certificates and other time
       deposits                            677                  (89)            588
Retail repurchase agreements                33                  (17)             16
Federal funds purchased                     29                   (1)             28
          Total interest-bearing
            liabilities                    769                 (275)            494

Noninterest-bearing demand deposits
Other liabilities
Shareholders' equity
  TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY

NET INTEREST INCOME AND SPREAD      $      624          $       249     $       873

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


                                                         15(b)

TABLE 2
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Taxable Equivalent Basis, Dollars in Thousands)


                                                    1996                                         1995
THREE MONTHS ENDED SEPTEMBER 30                                  Average                                      Average
                                                  Interest       Rates                         Interest       Rates
                                   Average        Income/        Earned/        Average        Income/        Earned/
                                   Balance        Expense        Paid           Balance        Expense        Paid

EARNING ASSETS
Loans (2) (3)                      $  187,263     $    4,229     8.98 %         $  176,324     $    4,014     9.05 %
Investment securities:
     Taxable income                    68,506          1,185     6.92               64,299          1,115     6.93
     Non-taxable income (2)            14,715            307     8.35               10,429            226     8.66
Federal funds sold                      1,291             17     5.23                2,414             34     5.72
          Total earning assets        271,775          5,738     8.41              253,466          5,389     8.46

Cash and due from banks                 9,421                                        9,372
Other assets, net                       8,046                                        7,454
          TOTAL ASSETS             $  289,242                                   $  270,292

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
     NOW accounts                  $   34,653            156     1.79           $   32,260            175     2.15
     Savings deposits                  30,159            186     2.44               29,612            207     2.78
     Money market accounts             15,655            105     2.65               15,201            116     3.02
     Certificates and other
       time deposits                  138,153           1,861    5.35              126,334          1,787     5.61
Retail repurchase agreements            3,375              37    4.27                2,548             31     4.83
Federal funds purchased                   871              12    5.55                   23              1     5.57
  Total interest-bearing
    liabilities                       222,866           2,357    4.20              205,978          2,317     4.46

Noninterest-bearing demand deposits    35,862                                       36,274
Other liabilities                       2,765                                        3,018
Shareholders' equity                   27,749                                       25,022
  TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY           $  289,242                                   $  270,292

NET INTEREST INCOME AND SPREAD                    $     3,381    4.21 %                        $    3,072     4.00 %

NET YIELD ON EARNING ASSETS                                      4.97 %                                       4.84 %

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


                                                         16(a)

TABLE 2
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Taxable Equivalent Basis, Dollars in Thousands)



THREE MONTHS ENDED SEPTEMBER 30                             1996 Versus 1995
                                                  Interest Variance
                                                      due to (1)                         Net
                                           Volume                    Rate                Change

EARNING ASSETS
Loans (2) (3)                      $         246            $        (31)           $         215
Investment securities:
     Taxable income                           72                      (2)                      70
     Non-taxable income (2)                   89                      (8)                      81
Federal funds sold                           (14)                     (3)                     (17)
          Total earning assets               393                     (44)                     349

Cash and due from banks
Other assets, net
          TOTAL ASSETS

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
     NOW accounts                             12                     (31)                     (19)
     Savings deposits                          4                     (25)                     (21)
     Money market accounts                     3                     (14)                     (11)
     Certificates and other time deposits    159                     (85)                      74
Retail repurchase agreements                  10                      (4)                       6
Federal funds purchased                       11                       -                       11
          Total interest-bearing
            liabilities                      199                    (159)                      40

Noninterest-bearing demand deposits
Other liabilities
Shareholders' equity
  TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY

NET INTEREST INCOME AND SPREAD     $        194             $        115            $         309

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


                                                         16(b)

                           PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits.

             Exhibits to this report are listed in the index to exhibits on pages 18 and 19 of this report.

        (b)  Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended September 30, 1996.






                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FNB Corp.
                                   (Registrant)


Date:     November 8, 1996                   By:  /s/ Jerry A. Little
                                             Jerry A. Little
                                             Treasurer and Secretary
                                             (Principal Financial and
                                             Accounting Officer)

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