Form 10KSB
period 1996-12-31
FNB CORP/NC
filed 1997-03-31
CIK 764811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                                    OR
|_| TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED]
For the transition period from ______________________ to ______________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

The registrant's revenues for the year ended December 31, 1996 were $24,691,387.

As of March 10, 1997, the aggregate market value of voting stock held by nonaffiliates of the registrant, assuming, without admission, that all directors and officers of the registrant may be deemed affiliates, was $45,126,666.

The registrant had 1,811,104 shares of $2.50 par value common stock outstanding at March 10, 1997.

Transitional Small Business Disclosure Format (Check One): Yes No X

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference into Part II.

Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 13, 1997 are incorporated by reference into Part III.

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

         The Bank, a full-service commercial bank, currently conducts all of its operations in Randolph, Montgomery and Chatham counties in North Carolina. Four offices, including the main office, are located in Asheboro. Additional community offices are located in Archdale (two offices), Biscoe, Ramseur, Randleman, Seagrove and Siler City. Some of the major services offered include checking accounts, NOW accounts (including package account versions that offer a variety of products and services), money market accounts, savings accounts, certificates of deposit, holiday club accounts, individual retirement accounts, credit cards and loans, both secured and unsecured, for business, agricultural and personal use. The Bank also has automated teller machines and is a member of two national teller machine networks, Cirrus and Plus, and one regional network, Honor.

         The Bank has a Trust and Investment Services Division that offers traditional trust and estate settlement services, investment management programs, brokerage services and tax-deferred annuities. In 1995, the Trust and Investment Services Division began offering investment products and services through "FNB Investors Services", a service provided by Liberty Securities.

         On December 30, 1993, the Corporation entered into definitive agreements to acquire two mutual savings banks, Home Savings Bank of Siler City, SSB of Siler City, North Carolina and Randleman Savings Bank, SSB of Randleman, North Carolina, in merger/conversion transactions, pursuant to which the savings banks would convert from mutual to stock form and the Corporation would simultaneously acquire the shares issued in the conversions. Regulatory applications for approval to consummate the proposed acquisitions were filed in April 1994. Substantial changes in regulatory policy occurring shortly after the applications were filed effectively resulted in a moratorium on federal approval of merger/conversions, and the Corporation subsequently withdrew the applications to the FDIC and the Federal Reserve and postponed the ultimate decision to proceed with the acquisition until it was clear what the regulatory obstacles might be. In 1995, the agreements expired without the acquisitions having been completed due to changes in federal and state regulatory policies which strictly limited the circumstances under which such transactions would be permitted.

         The Corporation incurred certain costs in connection with the proposed acquisitions. Those costs, which had been deferred, amounted to $186,350 and are included in other expense in the consolidated statement of income for the year ended December 31, 1995.

         During 1994, a new credit card operation was established in which the Bank carries its own credit card receivables as opposed to the former fee-based arrangement under which accounts were generated for and owned by a correspondent bank. As part of the new credit card strategy, extensive marketing efforts were undertaken in 1995, primarily to Bank customers.
Credit card receivables amounted to $2,257,204 and $1,524,718 at December 31, 1996 and 1995, respectively. Additionally, the merchant aspect of credit card operations has been shifted to an in-house basis from the prior correspondent arrangement.

         In a significant 1994 development, the Bank elected to outsource all of its data processing, item capture and statement rendering operations. The conversion to a service bureau arrangement was completed in the 1994 fourth quarter. The major items of data processing equipment that were no longer needed by the Bank were acquired by the new processor. While the Bank does not currently plan to resume any major data processing operations, the level of computer equipment was significantly increased in 1995 through expanded use of personal computer networks. The new networks allow for a more direct input of basic loan and deposit account information to the data files maintained by the service bureau. Capital expenditures in 1995, which totaled $1,302,230, related primarily to the increase in computer equipment. Since most of this equipment was not placed into service until late in 1995, the full effect on annual depreciation expense was not recognized until 1996. Approximately one-third of 1996 capital expenditures, which totaled $1,019,109, also related to personal computer networks.

         In 1995, management adopted a comprehensive restructuring project for the purpose of reengineering Bank operations to become more competitive and cost-effective in developing business and servicing customers and to improve long-term profitability. In connection with this project, certain positions within the Bank were either realigned or eliminated. Total restructuring charges, all of which were incurred and paid in 1995, amounted to $460,457, of which $301,116 related to personnel costs and $159,341 to professional fees. The Bank also decided in March 1995 to recognize losses of $414,596 from the sales of certain investment securities held in the available-for-sale portfolio in order to gain favorable tax treatment for the losses and to take advantage of reinvestment opportunities at higher coupon rates. While these actions had a significant adverse impact on 1995 earnings, management believes these decisions will enhance the long-term value of the Corporation and strengthen the competitive position of its community banking operations.

         Management decided in March 1996 that the Bank would discontinue the purchase of retail installment loan contracts from automobile and equipment dealers, due largely to the declining yields being experienced in this loan program. Contracts of this nature included in loans at December 31, 1996 and 1995 amounted to $20,355,367 and $33,525,143, respectively. While there will be no purchases of new contracts, current plans call for the collection of outstanding loans based on their contractual terms. It is expected that the funds previously invested in this loan program will be redeployed, as loan payments occur, to other loan programs or to the investment securities portfolio.

COMPETITION

         The commercial banking industry within the Bank's marketing area is extremely competitive. The Bank faces direct competition in Randolph, Montgomery and Chatham counties from approximately nineteen different financial institutions, including commercial banks, savings institutions and credit unions. Although none of these entities is dominant, the Bank considers itself one of the major financial institutions in the area in terms of total assets and deposits. Further competition is provided by banks located in adjoining counties, as well as other types of financial institutions such as insurance companies, finance companies, pension funds and brokerage houses and other money funds.

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

EMPLOYEES

         As of December 31, 1996, the Parent Company had three officers, all of whom were also officers of the Bank. On that same date, the Bank had 121 full-time employees and 22 part-time employees. The Bank considers its relationship with its employees to be excellent. The Bank provides employee benefit programs, including a noncontributory defined benefit pension plan, matching retirement/savings plan, group life, health and dental insurance, paid vacations, sick leave, and health care and life insurance benefits for retired employees.

ITEM 2.  DESCRIPTION OF PROPERTY

         The main offices of the Bank and the principal executive offices of the Parent Company are located in an office building at 101 Sunset Avenue, Asheboro, North Carolina. The premises contain approximately 36,500 square feet of office space. The Bank also has other community offices in Asheboro, Archdale, Biscoe, Ramseur, Randleman, Seagrove and Siler City, North Carolina. Except as noted below, all premises are owned by the Bank in fee. The Randolph Mall office in Asheboro is under a lease expiring December 31, 1999. The Bush Hill office in Archdale is under a lease expiring January 31, 2002, with lease renewal options for up to an additional 20-year term. The land on which the Seagrove Office is situated is under a lease expiring June 30, 2016. At that time, the land is subject to a purchase option at a fixed price or lease renewal options for up to an additional 30-year term.

ITEM 3.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Information with respect to FNB Corp. common stock, appearing under the headings "Common Stock" and "Market Makers" of the section entitled "General Information" and under the heading "Table 10 - Quarterly Financial Data" of the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1996 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The sections entitled "Five Year Financial History" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1996 Annual Report to Shareholders are incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

         The consolidated financial statements of FNB Corp. and subsidiary and the opinion of KPMG Peat Marwick LLP, independent certified public accountants, with respect thereto, are incorporated herein by reference, as identified below, from the 1996 Annual Report to Shareholders.


         Independent Auditors' Report

         Consolidated Balance Sheets, December 31, 1996 and 1995

         Consolidated Statements of Income, years ended
         December 31, 1996, 1995 and 1994

         Consolidated Statements of Shareholders' Equity, years ended December 31, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows, years ended
         December 31, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information with respect to directors, appearing under the heading "Election of Directors" in the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 13, 1997, is incorporated herein by reference. Information with respect to executive officers, appearing under the heading "Executive Officers" in the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 13, 1997, is incorporated herein by reference. Information with respect to compliance with
Section 16(a) of the Exchange Act, appearing under the heading "Security Ownership of Management" in the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 13, 1997, is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

         Information with respect to executive compensation, appearing under the heading "Executive Compensation" in the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 13, 1997, is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management, appearing under the headings "Voting Securities Outstanding and Principal Shareholders" and "Security Ownership of Management" in the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 13, 1997, is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions, appearing under the heading "Indebtedness of Officers and Directors" in the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 13, 1997, is incorporated herein by reference.

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

                                                 FNB Corp.
                                                 (Registrant)


Date:    March 26, 1997                 By:      /s/ Michael C. Miller
                                                 ---------------------
                                                 Michael C. Miller
                                                 President and Chief Executive
                                                 Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1997.

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


/s/ Richard K. Pugh                           Director
Richard K. Pugh


/s/ J. M. Ramsay III                          Director
J. M. Ramsay III


/s/ Charles W. Stout, M.D.                    Director
Charles W. Stout, M.D.


/s/ Earlene V. Ward                           Director
Earlene V. Ward

                                    FNB CORP.

                                INDEX TO EXHIBITS


Exhibit No.                                          Description of Exhibit

    3.10 Articles of Incorporation of the Registrant,incorporated herein by reference to Exhibit 3.1 to the Registrant's Form S-14 Registration Statement (No. 2-96498) filed March 16, 1985.

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

   10.50 Copy of Employment Agreement dated as of December 27, 1995 between First National Bank and Trust Company and Michael C. Miller.

   13 Portions of the Registrant's 1996 Annual Report to Shareholders, which are incorporated into this report at the items so designated.

   21                               Subsidiaries of the Registrant.

   23                               Consent of Independent Auditors.

   27                               Financial Data Schedule.