Form 10-Q
period 1997-03-31
FNB CORP/NC
filed 1997-05-14
CIK 764811

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to___________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No|_|

The registrant had 1,811,104 shares of $2.50 par value common stock outstanding at April 19, 1997.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            FNB Corp. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                                                           March 31,
                                                         --------------------------------------------            December 31,
ASSETS                                                         1997                      1996                        1996
                                                         ------------------       -------------------        ------------------
Cash and due from banks                                  $      11,279,668          $      9,996,374            $   13,052,150
Federal funds sold                                               2,750,000                         -                         -
Investment securities:
     Available for sale, at estimated fair value
          (amortized cost of $27,622,493,
          $24,962,914 and $28,875,531)                          27,622,493                24,989,467                28,928,543
     Held to maturity (estimated fair value of
          $57,975,089, $60,578,995 and $61,274,858)             58,641,746                60,583,912                61,387,196
Loans                                                          201,186,836               184,190,175               195,272,683
     Less:    Allowance for loan losses                         (2,043,565)               (1,936,154)               (1,985,581)
                                                         ------------------       -------------------        ------------------
                     Net loans                                 199,143,271               182,254,021               193,287,102
                                                         ------------------       -------------------        ------------------
Premises and equipment                                           6,244,892                 6,069,085                 6,290,471
Other assets                                                     4,457,073                 4,273,951                 4,189,015
                                                         ------------------       -------------------        ------------------

                     TOTAL ASSETS                        $     310,139,143        $      288,166,810           $    307,134,477
                                                         ==================       ===================        ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest-bearing demand deposits                 $      40,122,540        $       35,647,986           $    38,805,364
     Interest-bearing deposits:
          NOW, savings and money market deposits                85,675,779                80,705,479                82,576,792
          Time deposits of $100,000 or more                     45,303,090                37,449,538                48,944,981
          Other time deposits                                  101,875,481                97,304,229               101,052,928
                                                         ------------------       -------------------        ------------------
                     Total deposits                            272,976,890               251,107,232               271,380,065
Retail repurchase agreements                                     4,564,338                 4,214,955                 3,724,929
Federal funds purchased                                                  -                 2,810,000                   575,000
Other liabilities                                                3,177,499                 3,421,429                 2,687,241
                                                         ------------------       -------------------        ------------------
                     TOTAL LIABILITIES                         280,718,727               261,553,616               278,367,235
                                                         ------------------       -------------------        ------------------

Shareholders' equity:
     Preferred stock - $10.00 par value;
          authorized 200,000 shares, none issued                        -                         -                          -
     Common stock - $2.50 par value;
          authorized 5,000,000 shares, issued
          shares - 1,811,104, 1,800,296 and 1,806,994            4,527,760                 4,500,740                 4,517,485
     Surplus                                                       323,452                    65,858                   213,510
     Retained earnings                                          24,708,010                22,029,071                24,001,259
     Net unrealized securities gains (losses)                     (138,806)                   17,525                    34,988
                                                         ------------------       -------------------        ------------------
                     TOTAL SHAREHOLDERS' EQUITY                 29,420,416                26,613,194                28,767,242
                                                         ------------------       -------------------        ------------------
                     TOTAL LIABILITIES AND
                            SHAREHOLDERS' EQUITY         $     310,139,143         $     288,166,810           $   307,134,477
                                                         ==================       ===================        ==================


          See accompanying notes to consolidated financial statements.

                            FNB Corp. and Subsidiary

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                               Three Months Ended
                                                                                                     March 31,
                                                                                  ---------------------------------------------
                                                                                         1997                      1996
                                                                                  -------------------        ------------------
INTEREST INCOME:
     Interest and fees on loans                                                   $        4,428,072         $       4,043,802
     Interest and dividends on investment securities:
          Taxable income                                                                   1,208,455                 1,209,345
          Non-taxable income                                                                 227,991                   178,169
     Federal funds sold                                                                       28,151                     5,183
                                                                                  -------------------        ------------------
                    Total interest income                                                  5,892,669                 5,436,499
                                                                                  -------------------        ------------------

INTEREST EXPENSE:
     Deposits                                                                              2,509,933                 2,316,408
     Retail repurchase agreements                                                             44,305                    45,716
     Federal funds purchased                                                                   4,608                    18,118
                                                                                  -------------------        ------------------
                    Total interest expense                                                 2,558,846                 2,380,242
                                                                                  -------------------        ------------------

NET INTEREST INCOME                                                                        3,333,823                 3,056,257
     Provision for loan losses                                                               125,000                   100,000
                                                                                  -------------------        ------------------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                                                       3,208,823                 2,956,257
                                                                                  -------------------        ------------------

OTHER OPERATING INCOME:
     Service charges on deposit accounts                                                     345,909                   348,527
     Annuity and brokerage commissions                                                        91,227                    44,220
     Credit card income                                                                       86,390                    68,243
     Other service charges, commissions and fees                                             102,448                    84,892
     Other income                                                                             37,915                    39,942
                                                                                  -------------------        ------------------
                    Total other operating income                                             663,889                   585,824
                                                                                  -------------------        ------------------

OTHER OPERATING EXPENSE:
     Personnel expense                                                                     1,256,366                 1,181,195
     Net occupancy expense                                                                   148,468                   119,256
     Furniture and equipment expense                                                         194,964                   164,750
     Data processing services                                                                274,665                   214,604
     Other expense                                                                           525,243                   506,237
                                                                                  -------------------        ------------------
                    Total other operating expense                                          2,399,706                 2,186,042
                                                                                  -------------------        ------------------

INCOME BEFORE INCOME TAXES                                                                 1,473,006                 1,356,039
Income taxes A71                                                                             440,256                   411,259
                                                                                  -------------------        ------------------

NET INCOME                                                                        $        1,032,750         $         944,780
                                                                                  ===================        ==================

PER SHARE DATA:
     Net income                                                                   $              .57         $             .53
     Cash dividends declared                                                                     .18                       .15

     Weighted average number of shares outstanding                                         1,808,775                 1,798,976



          See accompanying notes to consolidated financial statements.

                            FNB Corp. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Three Months Ended
                                                                                             March 31,
                                                                           ---------------------------------------------
                                                                                  1997                      1996
                                                                           -------------------        ------------------
OPERATING ACTIVITIES:
     Net income                                                            $        1,032,750           $       944,780
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depreciation and amortization of premises and equipment                     185,274                   160,797
          Provision for loan losses                                                   125,000                   100,000
          Deferred income taxes (benefit)                                             (22,856)                   12,605
          Deferred loan fees and costs, net                                           114,199                   (50,309)
          Premium amortization and discount accretion
                 of investment securities, net                                        (20,569)                  (10,585)
          Amortization of intangibles                                                   8,081                    10,963
          Net decrease in loans held for sale                                               -                   405,503
          Increase in other assets                                                   (162,300)                 (659,163)
          Increase in other liabilities                                               543,598                   558,620
                                                                           -------------------        ------------------
                    NET CASH PROVIDED BY OPERATING ACTIVITIES                       1,803,177                 1,473,211
                                                                           -------------------        ------------------

INVESTING ACTIVITES:
     Available-for-sale securities:
          Proceeds from maturities                                                 10,781,594                 4,299,481
          Purchases                                                                (9,721,940)               (1,099,414)
     Held-to-maturity securities:
          Proceeds from maturities                                                  2,749,844                 8,785,367
          Purchases                                                                         -               (13,173,807)
     Net increase in loans                                                         (6,113,931)               (4,643,584)
     Proceeds from sales of premises and equipment                                        130                     9,240
     Purchases of premises and equipment                                             (139,695)                 (200,341)
     Other, net                                                                        16,357                    52,292
                                                                           -------------------        ------------------
                    NET CASH USED IN INVESTING ACTIVITIES                          (2,427,641)               (5,970,766)
                                                                           -------------------        ------------------

FINANCING ACTIVITIES:
     Net increase in deposits                                                       1,596,825                   962,756
     Increase (decrease) in retail repurchase agreements                              839,409                  (426,572)
     Increase (decrease) in federal funds purchased                                  (575,000)                2,810,000
     Common stock issued                                                              120,217                    52,905
     Cash dividends paid                                                             (379,469)                 (269,699)
                                                                           -------------------        ------------------
                    NET CASH PROVIDED BY FINANCING ACTIVITIES                       1,601,982                 3,129,390
                                                                           -------------------        ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  977,518                (1,368,165)
Cash and cash equivalents at beginning of period                                   13,052,150                11,364,539
                                                                           -------------------        ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $       14,029,668            $    9,996,374
                                                                           ===================        ==================
Supplemental disclosure of cash flow information:
Cash paid during the period for:
          Interest                                                         $        2,383,737            $    2,346,718
          Income taxes                                                                 24,500                    76,900


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

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

3. Loans as presented are reduced by net unearned income of $55,814 at March 31, 1997 and are increased by net deferred expense of $37,998 and $305,567 at March 31, 1997 and December 31, 1996, respectively.

4.       Significant components of other expense were as follows:

                                                             Three Months Ended
                                                                 March 31,
                                                             ------------------
                                                              1997         1996
                                                             ------       ------
              Stationery, printing and supplies              92,586       74,977

5. In the opinion of management, the financial information furnished in this report includes all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

         The Corporation earned $1,032,750 in the first quarter of 1997, a 9.3% increase over the same period in 1996. Earnings per share increased from $.53 to $.57 in comparing these first quarter periods. Total assets were $310,139,143 at March 31, 1997, up 7.6% from March 31, 1996 and 1.0% from December 31, 1996. Loans amounted to $201,186,836 at March 31, 1997, increasing 9.2% from March 31, 1996 and 3.0% from December 31, 1996. Total deposits grew 8.7% from March 31, 1996 and 0.6% from December 31, 1996 to $272,976,890 at March 31, 1997.

EARNINGS REVIEW

         The Corporation's net income increased $87,970 or 9.3% in the first quarter of 1997 compared to the same period of 1996. Earnings were positively impacted in the 1997 first quarter by an increase in net interest income of $277,566 or 9.1% and by a $78,065 increase in total other operating income. These gains were significantly offset, however, by a $25,000 increase in the provision for loan losses and a $213,664 increase in total other operating expense.

         Return on average assets improved from 1.33% in the first quarter of 1996 to 1.34% in the first quarter of 1997. Return on average shareholders' equity decreased slightly from 14.26% to 14.09% in comparing the same periods.

Net Interest Income

         Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

         Net interest income was $2,509,933 in the first quarter of 1997 compared to $2,316,408 in the same period of 1996. This increase of $277,566 or 9.1% resulted primarily from a 8.4% increase in the level of average earning assets coupled with an improvement in the net yield on earning assets, or net interest margin, from 4.85% in the 1996 first quarter to 4.92% in the same period of 1997. On a taxable equivalent basis, the increase in net interest income in the first quarter of 1997 was $310,000, reflecting changes in the relative mix of taxable and non-taxable earning assets.

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

         The prime rate of interest has moved to generally higher levels in recent years, due primarily to actions taken by the Federal Reserve to combat potential increases in inflation. After averaging 6.00% in 1993, the prime rate has subsequently averaged 7.09%, 8.82% and 8.28% in 1994, 1995 and 1996, respectively. The prime rate reached a level of 9.00% in the first quarter of 1995, and then, following actions by the Federal Reserve to lower interest rates, it decreased over time to a level of 8.25% in the first quarter of 1996. In the first quarter of 1997, the Federal Reserve elected to tighten rates, and the prime increased to 8.50%. The average prime was 8.27% in the first quarter of 1997 compared to 8.36% in the same period of 1996. In comparing first quarter periods, the net interest spread increased by 7 basis points form 4.10% in 1996 to 4.17% in 1997 as the result of similar increase in the average total yield on earning assets from 8.42% to 8.49%. There was no change in the average rate paid on interest-bearing liabilities, or cost of funds, which amounted to 4.32% in each first quarter period.

Provision for Loan Losses

         This provision is the charge against earnings to provide an allowance or reserve for possible future losses on loans. The amount of each period's charge is affected by several considerations including management's evaluation of various risk factors in determining the adequacy of the allowance (see "Asset Quality"), actual loan loss experience and loan portfolio growth. Earnings were negatively impacted in the first quarter of 1997 compared to the same period in 1996 by a $25,000 increase in the provision.

Other Operating Income

         Total other operating income, or noninterest income, increased $78,065 or 13.3% in the first quarter of 1997 compared to the same period in 1996, reflecting in part the general increase in the volume of business. The gain in annuity and brokerage commissions resulted principally from increased brokerage commissions. Credit card income increased due to the continuing development of the new credit card operation discussed in "Business Development Matters". The level of other service charges, commissions and fees is higher due primarily to the implementation in the 1996 third quarter of a fee charged to noncustomers for usage of the Bank's automated teller machines.

Other Operating Expense

         Total other operating expense, or noninterest expense, increased $213,664 or 9.8% in the first quarter of 1997 compared to the same period in 1996 due largely to costs associated with changes in operations, increased personnel expense and the continuing effects of inflation. Personnel expense was impacted by increased staffing requirements, normal salary adjustments and higher costs of fringe benefits. Net occupancy expense was affected by increased maintenance charges. The expanded use of personal computer networks has contributed to higher levels of equipment costs and data processing services, the latter item also being impacted by higher costs related to the change in the credit card operation (see "Business Development Matters").

         FDIC insurance expense has been significantly affected in recent years by major legislation, including the Federal Deposit Insurance Corporation Improvement Act (FDICIA) enacted in 1989. The FDIC currently has two separate insurance funds, which are the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). As provided by FIDICA, the insurance assessment rate could be lowered once a fund had reached a mandated 1.25 percent reserve ratio. While the SAIF fund did not reach the mandated reserve ratio, the BIF fund was found in the third quarter of 1995 to have reached this level by the end of May 1995. Accordingly, the BIF rate was reduced effective June 1, 1995, resulting in only a minimum annual charge of $2,000 for the majority of financial institutions with BIF-insured deposits. Since most of the Bank's deposits are insured through BIF, the Bank experienced a significant reduction in FDIC insurance expense commencing in the 1995 third quarter when the effect of the rate adjustment was initially recorded.

         The Deposit Insurance Funds Act of 1996 (DIFA) was enacted on September 30, 1996 and has three main components. The first included both a one-time assessment on SAIF deposits to capitalize the SAIF fund to the mandated 1.25 percent reserve ratio. The second is a requirement that the repayment of the Financing Corporation (FICO) bonds be shared by both banks and thrifts. The third is the ultimate elimination of the BIF and SAIF funds by merging them into a new Deposit Insurance Fund. The one-time assessment on the Bank's SAIF deposits, which amounted to $74,845, was determined on the date of enactment and expensed at that time. Effective January 1, 1997, FDIC insurance premiums are being assessed for FICO bond purposes at an initial rate of $.0648 per $100 for SAIF deposits and a rate equal to one-fifth of that, or $.01296 per $100, for BIF deposits. Additional premiums could be assessed in order to maintain the BIF and SAIF funds at the required 1.25 percent reserve ratio. FDIC insurance expense for the first quarters of 1997 and 1996 amounted to $10,057 and $8,188, respectively, and was included in "other expense".

Income Taxes

         The effective income tax rate decreased from 30.3% in the first quarter of 1996 to 29.9% in the same period of 1997 due principally to a decrease in the ratio of taxable to tax-exempt income.

LIQUIDITY

         Liquidity refers to the continuing ability of the Bank to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to the Parent Company for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold, (c) lines for the purchase of federal funds from other banks and

(d) the available-for-sale securities portfolio. Further, while available-for-sale securities are intended to be a source of immediate liquidity, the entire investment securities portfolio is managed to provide both income and a ready source of liquidity. The average portfolio life of debt securities is approximately five years, resulting in a substantial level of maturities each year. All debt securities are of investment grade quality and, if the need arises, can be promptly liquidated on the open market or pledged as collateral for short-term borrowing.

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

         The Bank's balance sheet is liability-sensitive, meaning that in a given period there will be more liabilities than assets subject to immediate repricing as market rates change. Because immediately rate sensitive interest-bearing liabilities exceed rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 30 days is a portion of the NOW, savings, and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

         As a specific asset/liability management tool, the Bank, at March 31, 1997, had entered into interest rate floor agreements with a correspondent bank to protect certain variable-rate loans from the downward effects of their repricing in the event of a decreasing rate environment. The total notional amount of the agreements is $20,000,000. The agreements require the correspondent bank to pay to the Bank the difference between the specified floor rate of interest in each agreement and the prime rate of interest in the event that the prime rate is less. Any payments received under the agreements, net of premium amortization, will be treated as an adjustment of interest income on loans.

CAPITAL ADEQUACY

         Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier I and Tier II, as a percentage of risk-adjusted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier I capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier II capital, which is limited to the total of Tier I capital, includes allowable amounts of subordinated debt, mandatory convertible securities, preferred stock and the allowance for loan losses. Under current requirements, the minimum total capital ratio, consisting of both Tier I and Tier II capital, is 8.00% and the minimum Tier I capital ratio is 4.00%. At March 31, 1997, FNB Corp. and the Bank had total capital ratios of 14.93% and 14.65%, respectively, and Tier I capital ratios of 13.96% and 13.69%.

         The leverage capital ratio, which serves as a minimum capital standard, considers Tier I capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At March 31, 1997, FNB Corp. and the Bank had leverage capital ratios of 9.57% and 9.38%, respectively.

         The Bank is also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, the Bank must have a minimum ratio for total capital of 10.00%, for Tier I capital of 6.00% and for leverage capital of 5.00%. As noted above, the Bank met all of those ratio requirements at March 31, 1997 and, accordingly, is well-capitalized under the regulatory framework for prompt corrective action.

BALANCE SHEET REVIEW

         Total assets at March 31, 1997 were higher than at March 31, 1996 and December 31, 1996 by $21,972,000 or 7.6% and $3,005,000 or 1.0%, respectively;
deposits were ahead by $21,870,000 or 8.7% and $1,597,000 or 0.6%. Average assets increased $23,847,000 or 8.4% in the first quarter of 1997 compared to the same period in 1996, while average deposits increased $22,278,000 or 8.9%.

Investment Securities

         Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. During the twelve-month period ended March 31, 1997, when the growth in total assets exceeded that for loans, the level of investment securities was increased by a net amount of $691,000 or 0.8%. Based on funds needs in the 1997 first quarter, however, when loan growth was at a much higher rate than that for either total assets or deposits, there was a net reduction in the level of investment securities of $4,052,000 or 4.5%. Investable funds not otherwise utilized are temporarily invested on an overnight basis as federal funds sold, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

Loans

         The Corporation's primary source of revenue and largest component of earning assets is the loan portfolio. Loans increased $16,997,000 or 9.2% during the twelve-month period ended March 31, 1997. The net loan increase during the first quarter of 1997 was $5,914,000 or 3.0%. Average loans were $14,821,000 or 8.1% higher in the first quarter of 1997 than in the same period of 1996. The ratio of average loans to average deposits, in comparing first quarter periods, decreased from 73.2% in 1996 to 72.6% in 1997. The ratio of loans to deposits at March 31, 1997 was 73.7%.

         Loan growth and the composition of the loan portfolio are being affected by management's decision in March 1996 to discontinue the purchase of retail installment loan contracts from automobile and equipment dealers (see "Business Development Matters"). The outstanding balance of these loan contracts, which are primarily included in consumer loans, experienced a net decrease of $16,662,090 during the twelve-month period ended March 31, 1997. Consequently, total consumer loans declined significantly during that period. Other consumer loan elements, including credit cards and home equity lines of credit, have continued to grow. Changes in the credit card operation are discussed in "Business Development Matters". The commercial loan portfolio and the residential construction and mortgage loan portfolio have each experienced strong gains during the last twelve months and also during the first quarter of 1997.

Asset Quality

         Management considers the Bank's asset quality to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. As part of the loan review function, a third party assessment group is employed to review the underwriting documentation and risk grading analysis. In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to historical loan loss experience, the value and adequacy of collateral, and economic conditions in the Bank's market area. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

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

         The Bank's level and mix of deposits has been specifically affected by the following factors. A promotion that offered premium-rate certificates of deposit, based on a selected maturities, has resulted in a significant portion of the $12,424,000 increase in time deposits during the twelve-month period ended March 31, 1997. A retail repurchase agreements program has tended to transfer funds away from deposits. The balance of retail repurchase agreements was $4,564,000 at March 31, 1997 and $4,215,000 at March 31, 1996. Further, the
level of time deposits obtained from governmental units fluctuates, amounting to $21,504,000, $17,478,000 and $21,602,000 at March 31, 1997, March 31, 1996 and
December 31, 1996, respectively.

BUSINESS DEVELOPMENT MATTERS

         During 1994, a new credit card operation was established in which the Bank carries its own credit card receivables as opposed to the former fee-based arrangement under which accounts were generated for and owned by a correspondent bank. As part of the new credit card strategy, extensive marketing efforts were undertaken in 1995, primarily to Bank customers. Credit card receivables amounted to $2,272,120, $1,580,015 and $2,257,204 at March 31, 1997, March 31, 1996 and December 31, 1996,
respectively. Additionally, the merchant aspect of credit card operations has been shifted to an in-house basis from the prior correspondent arrangement.

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

         Management decided in March 1996 that the Bank would discontinue the purchase of retail installment loan contracts from automobile and equipment dealers, due largely to the declining yields being experienced in this loan program. Contracts of this nature included in loans amounted to $17,259,805, $33,921,895 and $20,355,367 at March 31, 1997, March 31, 1996 and December 31,
1996, respectively. While there will be no purchases of new contracts, current plans call for the collection of outstanding loans based on their contractual terms. It is expected that the funds previously invested in this loan program will be redeployed, as loan payments occur, to other loan programs or to the investment securities portfolio.

TABLE 1

CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

(Taxable Equivalent Basis, Dollars in Thousands)

                                                                     1997                                     1996
                                                 -------------------------------------------- ------------------------------------
THREE MONTHS ENDED MARCH 31                                                      Average                                   Average
                                                                Interest          Rates                     Interest        Rates
                                                 Average         Income/          Earned/       Average      Income/       Earned/
                                                 Balance         Expense           Paid         Balance       Expense        Paid
                                               -------------  -------------   -------------  ------------  -----------  -----------
EARNING ASSETS
Loans (2) (3)                                 $      197,530      $  4,441            9.09%   $  182,709   $   4,056         8.90%
Investment securities (2):
     Taxable income                                   73,533         1,294            7.04        72,195       1,290         7.15
     Non-taxable income                               17,345           356            8.20        12,692         279         8.79
Federal funds sold                                     2,171            28            5.26           409           5         5.08
                                               -------------  -------------   -------------  ------------  -----------  -----------
          Total earning assets                       290,579         6,119            8.49       268,005       5,630         8.42
                                               -------------  -------------   -------------  ------------  -----------  -----------

Cash and due from banks                                9,752                                       8,579
Other assets, net                                      8,252                                       8,152
                                               -------------                                 ------------
          TOTAL ASSETS                              $308,583                                     284,736
                                               =============                                 ============
INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
     NOW accounts                             $       36,318           157            1.76      $ 34,361         177         2.07
     Savings deposits                                 29,538           173            2.38        30,138         197         2.62
     Money market accounts                            17,837           146            3.31        16,138         112         2.79
     Certificates and other time deposits            152,066         2,034            5.42       134,650       1,830         5.45
Retail repurchase agreements                           4,256            44            4.22         4,278          46         4.29
Federal funds purchased                                  345             5            5.42         1,302          18         5.58
                                               -------------  -------------   -------------  ------------  -----------  -----------
          Total interest-bearing liabilities         240,360         2,559            4.32       220,867       2,380         4.32
                                               -------------  -------------   -------------  ------------  -----------  -----------

Noninterest-bearing demand deposits                   36,273                                      34,467
Other liabilities                                      2,628                                       2,901
Shareholders' equity                                  29,322                                      26,501
                                               -------------                                  -----------
          TOTAL LIABILITIES AND

                 SHAREHOLDERS' EQUITY         $     $308,583                                  $  284,736
                                              ==============                                 ===========


NET INTEREST INCOME AND SPREAD                                    $  3,560            4.17%                $    3,250       4.10%
                                                              =============   =============                ===========    =========
NET YIELD ON EARNING ASSETS                                                           4.92%                                 4.85%
                                                                              =============                               =========

                                                                1997 Versus 1996
                                                    ----------------------------------------
                                                       Interest Variance
                                                          due to (1)
                                                    -----------------------         Net
                                                      Volume           Rate        Change
                                                    ---------      -----------   -----------
EARNING ASSETS
Loans (2) (3)                                     $     305       $      80       $   385
Investment securities (2):
     Taxable income                                      24             (20)            4
     Non-taxable income                                  97             (20)           77
Federal funds sold                                       22               1            23
                                                    ---------      -----------   -----------
          Total earning assets                          448              41           489
                                                    ---------      -----------   -----------

Cash and due from banks
Other assets, net

          TOTAL ASSETS


INTEREST-BEARING LIABILITIES
Interest-bearing deposits:                                9             (29)          (20)
     NOW accounts                                        (4)            (20)          (24)
     Savings deposits                                    12              22            34
     Money market accounts                              215             (11)          204
     Certificates and other time deposits                (1)             (1)           (2)
Retail repurchase agreements                            (12)             (1)          (13)
Federal funds purchased                             ---------      -----------   -----------
                                                        219             (40)          179
                                                    ---------      -----------   -----------
          Total interest-bearing liabilities


Noninterest-bearing demand deposits
Other liabilities
Shareholders' equity

          TOTAL LIABILITIES AND

                 SHAREHOLDERS' EQUITY

                                                  $     229       $      81       $   310
NET INTEREST INCOME AND SPREAD                    ===========    ===========   ============


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

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                      ------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FNB Corp.
                                           (Registrant)


Date:    May 9, 1997                       By:      /s/ Jerry A. Little
                                                    -------------------
                                                        Jerry A. Little
                                                        Treasurer and Secretary
                                                        (Principal Financial and
                                                        Accounting Officer)

                                    FNB CORP.

                                INDEX TO EXHIBITS

Exhibit No.                                 Description of Exhibit
-----------                                 ----------------------

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

Exhibit No.                                 Description of Exhibit
-----------                                 ----------------------

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