Form 10-Q
period 1997-06-30
FNB CORP/NC
filed 1997-08-14
CIK 764811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997

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

                                 (910) 626-8300
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

The registrant had 1,812,275 shares of $2.50 par value common stock outstanding at July 19, 1997.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            FNB Corp. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS


                                                                                    June 30,           December 31,
                                                           --------------------------------------
ASSETS                                                          1997                  1996                 1996
                                                           ----------------     -----------------     ----------------

Cash and due from banks                                    $   11,065,084       $    10,153,261       $    13,052,150
Federal funds sold                                                  -                    -                     -
Investment securities:
     Available for sale, at estimated fair value
          (amortized cost of $30,794,985,
          $25,260,957 and $28,875,531)                          30,776,055            25,053,292           28,928,543
     Held to maturity (estimated fair value of
          $58,383,363, $57,433,590 and $61,274,858)             58,548,941            58,633,939           61,387,196
Loans                                                          204,128,158           185,605,875          195,272,683
     Less:    Allowance for loan losses                         (2,091,206)           (1,920,198)          (1,985,581)
                                                           ----------------     -----------------     ----------------
                     Net loans                                 202,036,952           183,685,677          193,287,102
                                                           ----------------     -----------------     ----------------
Premises and equipment                                           6,203,051             5,918,240            6,290,471
Other assets                                                     4,298,374             4,297,872            4,189,015
                                                           ----------------     -----------------     ----------------

                     TOTAL ASSETS                          $   312,928,457      $    287,742,281      $   307,134,477
                                                           ===============     ==================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest-bearing demand deposits                   $    39,162,055      $   37,252,713        $    38,805,364
     Interest-bearing deposits:
          NOW, savings and money market deposits                87,515,163            81,561,396           82,576,792
          Time deposits of $100,000 or more                     43,765,858            37,468,815           48,944,981
          Other time deposits                                  101,928,634            98,131,085          101,052,928
                                                           ----------------     -----------------     ----------------
                     Total deposits                            272,371,710           254,414,009          271,380,065
Retail repurchase agreements                                     6,029,662             3,099,675            3,724,929
Federal funds purchased                                            900,000               285,000              575,000
Other liabilities                                                3,326,509             2,749,757            2,687,241
                                                           ----------------     -----------------     ----------------
                     TOTAL LIABILITIES                         282,627,881           260,548,441          278,367,235
                                                           ----------------     -----------------     ----------------

Shareholders' equity:
     Preferred stock - $10.00 par value;
          authorized 200,000 shares, none issued                         -                    -                     -
     Common stock - $2.50 par value;
          authorized 5,000,000 shares, issued
          shares - 1,812,275, 1,802,778 and 1,806,994            4,530,688             4,506,945            4,517,485
     Surplus                                                       340,659               113,055              213,510
     Retained earnings                                          25,441,722            22,710,899           24,001,259
     Net unrealized securities gains (losses)                      (12,493)             (137,059)              34,988
                                                           ----------------     -----------------     ----------------
                     TOTAL SHAREHOLDERS' EQUITY                 30,300,576            27,193,840           28,767,242
                                                           ----------------     -----------------     ----------------

                     TOTAL LIABILITIES AND
                            SHAREHOLDERS' EQUITY           $   312,928,457       $   287,742,281        $ 307,134,477
                                                           ===============       ===============       ================


          See accompanying notes to consolidated financial statements.

                            FNB Corp. and Subsidiary

                        CONSOLIDATED STATEMENTS OF INCOME


                                                             Six Months Ended
                                                                  June 30,
                                                        ------------------------
                                                            1997            1996
                                                         ------------    --------
                                                       -
INTEREST INCOME:
     Interest and fees on loans                         $ 8,997,462   $ 8,150,262
     Interest and dividends on investment securities:
          Taxable income                                  2,375,958     2,342,727
          Non-taxable income                                452,915       371,801
     Federal funds sold                                      63,795        14,670
                                                        -----------   -----------
                    Total interest income                11,890,130    10,879,460
                                                        -----------   -----------

INTEREST EXPENSE:
     Deposits                                             5,014,088     4,603,365
     Retail repurchase agreements                           112,922        92,400
     Federal funds purchased                                  8,815        30,257
                                                        -----------   -----------
                    Total interest expense                5,135,825     4,726,022
                                                        -----------   -----------

NET INTEREST INCOME                                       6,754,305     6,153,438
     Provision for loan losses                              240,000       195,000
                                                        -----------   -----------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                      6,514,305     5,958,438
                                                        -----------   -----------

OTHER OPERATING INCOME:
     Service charges on deposit accounts                    727,724       722,706
     Annuity and brokerage commissions                      164,225        80,890
     Cardholder and merchant services income                181,613       151,163
     Other service charges, commissions and fees            210,103       146,643
     Other income                                            89,741        73,241
                                                        -----------   -----------
                    Total other operating income          1,373,406     1,174,643
                                                        -----------   -----------

OTHER OPERATING EXPENSE:
     Personnel expense                                    2,565,184     2,362,966
     Net occupancy expense                                  289,755       233,821
     Furniture and equipment expense                        386,497       330,869
     Data processing services                               550,167       456,830
     Other expense                                        1,093,793     1,023,949
                                                        -----------   -----------
                    Total other operating expense         4,885,396     4,408,435
                                                        -----------   -----------

INCOME BEFORE INCOME TAXES                                3,002,315     2,724,646
Income taxes                                                909,644       827,622
                                                        -----------   -----------

NET INCOME                                              $ 2,092,671   $ 1,897,024
                                                        ===========   ===========

PER SHARE DATA:
     Net income                                         $      1.16   $      1.05
     Cash dividends declared                                    .36           .30

     Weighted average number of shares outstanding        1,810,055     1,800,230


          See accompanying notes to consolidated financial statements.

                            FNB Corp. and Subsidiary

                        CONSOLIDATED STATEMENTS OF INCOME


                                                          Three Months Ended
                                                               June 30,
                                                       ---------------------
                                                          1997         996
                                                       ---------   -----------

INTEREST INCOME:

     Interest and fees on loans                         $4,569,390   $4,106,460
     Interest and dividends on investment securities:
          Taxable income                                 1,167,503    1,133,382
          Non-taxable income                               224,924      193,632
     Federal funds sold                                     35,644        9,487
                                                        ----------   ----------
                    Total interest income                5,997,461    5,442,961
                                                        ----------   ----------

INTEREST EXPENSE:
     Deposits                                            2,504,155    2,286,957
     Retail repurchase agreements                           68,617       46,684
     Federal funds purchased                                 4,207       12,139
                                                        ----------   ----------
                    Total interest expense               2,576,979    2,345,780
                                                        ----------   ----------

NET INTEREST INCOME                                      3,420,482    3,097,181
     Provision for loan losses                             115,000       95,000
                                                        ----------   ----------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                     3,305,482    3,002,181
                                                        ----------   ----------

OTHER OPERATING INCOME:
     Service charges on deposit accounts                   381,815      374,179
     Annuity and brokerage commissions                      72,998       36,670
     Cardholder and merchant services income                95,223       82,920
     Other service charges, commissions and fees           107,655       61,751
     Other income                                           51,826       33,299
                                                        ----------   ----------
                    Total other operating income           709,517      588,819
                                                        ----------   ----------

OTHER OPERATING EXPENSE:
     Personnel expense                                   1,308,818    1,181,771
     Net occupancy expense                                 141,287      114,565
     Furniture and equipment expense                       191,533      166,119
     Data processing services                              275,502      242,226
     Other expense                                         568,550      517,712
                                                        ----------   ----------
                    Total other operating expense        2,485,690    2,222,393
                                                        ----------   ----------

INCOME BEFORE INCOME TAXES                               1,529,309    1,368,607
Income taxes                                               469,388      416,363
                                                        ----------   ----------

NET INCOME                                              $1,059,921   $  952,244
                                                        ==========   ==========


PER SHARE DATA:
     Net income                                         $      .59   $      .53
     Cash dividends declared                                   .18          .15

     Weighted average number of shares outstanding       1,811,320    1,801,478



          See accompanying notes to consolidated financial statements.

                            FNB Corp. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                -------------------------
                                                                                      1997        1996
                                                                                 ------------    ------------
OPERATING ACTIVITIES:
     Net income                                                                 $  2,092,671    $  1,897,024
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depreciation and amortization of premises and equipment                    370,548         321,594
          Provision for loan losses                                                  240,000         195,000
          Deferred income taxes (benefit)                                            (53,522)         56,733
          Deferred loan fees and costs, net                                          242,004         126,788
          Premium amortization and discount accretion
                 of investment securities, net                                       (21,125)         11,044
          Amortization of intangibles                                                 16,166          21,934
          Net decrease (increase) in loans held for sale                            (318,600)        365,503
          Increase in other assets                                                   (84,529)       (532,735)
          Increase in other liabilities                                              691,346           1,840
                                                                                ------------    ------------
                    NET CASH PROVIDED BY OPERATING ACTIVITIES                      3,174,959       2,464,725
                                                                                ------------    ------------

INVESTING ACTIVITES:
     Available-for-sale securities:
          Proceeds from maturities                                                11,904,437       8,112,397
          Purchases                                                              (13,812,126)     (5,234,844)
     Held-to-maturity securities:
          Proceeds from maturities                                                 3,375,594      13,319,961
          Purchases                                                                 (527,224)    (15,755,586)
     Net increase in loans                                                        (8,919,595)     (6,364,041)
     Proceeds from sales of premises and equipment                                     1,181           9,575
     Purchases of premises and equipment                                            (283,128)       (323,437)
     Other, net                                                                       42,573         (19,274)
                                                                                ------------    ------------
                    NET CASH USED IN INVESTING ACTIVITIES                         (8,218,288)     (6,255,249)
                                                                                ------------    ------------

FINANCING ACTIVITIES:
     Net increase in deposits                                                        991,645       4,269,533
     Increase (decrease) in retail repurchase agreements                           2,304,733      (1,541,852)
     Increase in federal funds purchased                                             325,000         285,000
     Common stock issued                                                             140,352         106,307
     Cash dividends paid                                                            (705,467)       (539,742)
                                                                                ------------    ------------
                    NET CASH PROVIDED BY FINANCING ACTIVITIES                      3,056,263       2,579,246
                                                                                ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (1,987,066)     (1,211,278)
Cash and cash equivalents at beginning of period                                  13,052,150      11,364,539
                                                                                ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 11,065,084    $ 10,153,261
                                                                                ============    ============
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest                                                              $  5,205,171    $  4,526,180
          Income taxes                                                               836,765         866,058



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

3. On June 3, 1997, the Corporation entered into a definitive agreement to acquire Home Savings Bank of Siler City, Inc., SSB ("Home Savings") of Siler City, North Carolina. Under terms of the agreement, Home Savings will be merged into the Bank. The acquisition will be accounted for as a purchase transaction and is subject to several conditions, including the affirmative vote of at least two-thirds of Home Savings' shareholders and approval from applicable regulatory agencies. Completion of the transaction is expected in the first quarter of 1998. At June 30, 1997, Home Savings operated one office and had approximately $55,456,000 in total assets, $44,401,000 in deposits and $9,711,000 in stockholders' equity.

         To effect the acquisition, FNB Corp. intends to issue common stock and to pay cash to shareholders of Home Savings in an amount equal to $15.50 per share of the common stock of Home Savings. Home Savings shareholders will be able to elect stock or cash or a combination thereof, subject to the limitation that FNB Corp. common stock issued in the merger will be no more than 60% and not less than 50% of the total consideration.

         Concurrently with the excution of the agreement, FNB Corp. received an option to purchase 19.9% of Home Savings' common stock. The option is exercisable only under certain specified conditions.

4. Loans as presented are reduced by net unearned income of $163,691 at June 30, 1997 and are increased by net deferred expense of $212,026 and $37,998 at June 30, 1996 and December 31, 1996, respectively.

5.       Significant components of other expense were as follows:

                                       Three Months Ended     Six Months Ended
                                           June 30,                 June 30,
                                          1997     1996        1997      1996

      Stationery, printing and supplies  $70,559 $58,958      $163,145 $133,935

6. In the opinion of management, the financial information furnished in this report includes all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results for the periods presented.

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

OVERVIEW

         The Corporation earned $2,092,671 in the first six months of 1997, a 10.3% increase over the same period in 1996. Earnings per share increased from $1.05 to $1.16 in comparing these six-month periods. For the 1997 second quarter, earnings amounted to $1,059,921, which represents a 11.3% increase from the 1996 second quarter and a gain in earnings per share from $.53 to $.59. Total assets were $312,928,457 at June 30, 1997, up 8.8% from June 30, 1996 and 1.9% from December 31, 1996. Loans amounted to $204,128,158 at June 30, 1997, increasing 10.0% from June 30, 1996 and 4.5% from December 31, 1996. Total deposits grew 7.1% from June 30, 1996 and 0.4% from December 31, 1996 to $272,371,710 at June 30, 1997.

         On June 3, 1997, the Corporation entered into a definitive agreement to acquire Home Savings Bank of Siler City, Inc., SSB ("Home Savings") of Siler City, North Carolina. Under terms of the agreement, Home Savings will be merged into the Bank. The acquisition will be accounted for as a purchase transaction and is subject to several conditions, including the affirmative vote of at least two-thirds of Home Savings' shareholders and approval from applicable regulatory agencies. Completion of the transaction is expected in the first quarter of 1998. At June 30, 1997, Home Savings operated one office and had approximately $55,456,000 in total assets, $44,401,000 in deposits and $9,711,000 in stockholders' equity.

         To effect the acquisition, FNB Corp. intends to issue common stock and to pay cash to shareholders of Home Savings in an amount equal to $15.50 per share of the common stock of Home Savings. Home Savings shareholders will be able to elect stock or cash or a combination thereof, subject to the limitation that FNB Corp. common stock issued in the merger will be no more than 60% and not less than 50% of the total consideration.

         Concurrently with the excution of the agreement, FNB Corp. received an option to purchase 19.9% of Home Savings' common stock. The option is exercisable only under certain specified conditions.

EARNINGS REVIEW

         The Corporation's net income increased $195,647 or 10.3% in the first six months of 1997 compared to the same period of 1996 and increased $107,677 or 11.3% in comparing second quarter periods. Earnings were positively impacted in the first six months and second quarter of 1997 by increases in net interest income of $600,867 or 9.8% and $323,301 or 10.1%, respectively, and by increases of $198,763 and $120,698 in total other operating income. These gains were significantly offset, however, by increases in total other operating expense of $476,961 in the first six months of 1997 and $263,297 in the 1997 second quarter and by increases in the provision for loan losses amounting to $45,000 and $20,000, respectively.

         Return on average assets improved from 1.32% in the first six months of 1996 to 1.35% in the first six months of 1997. Return on average shareholders' equity decreased slightly from 14.17% to 14.12% in comparing the same periods. In comparing second quarter periods, return on average assets improved from 1.32% to 1.37% and return on average shareholders' equity improved from 14.07% to 14.14%.

Net Interest Income

         Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

         Net interest income was $6,754,305 in the first six months of 1997 compared to $6,153,438 in the same period of 1996. This increase of $600,867 or 9.8% resulted primarily from a 8.2% increase in the level of average earning assets coupled with an improvement in the net yield on earning assets, or net interest margin, from 4.86% in the first six months of 1996 to 4.95% in the same period of 1997. In comparing second quarter periods, net interest income increased $323,301 or 10.1%, reflecting a 8.0% increase in average earning assets and an improvement in the net interest margin from 4.87% to 4.98%. On a taxable equivalent basis, the increases in net interest income in the first six months and second quarter of 1997 were $651,000 and $341,000, respectively, reflecting changes in the relative mix of taxable and non-taxable earning assets.

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

         The prime rate of interest has moved to generally higher levels in recent years, due primarily to actions taken by the Federal Reserve to combat potential increases in inflation. After averaging 6.00% in 1993, the prime rate has subsequently averaged 7.09%, 8.82% and 8.28% in 1994, 1995 and 1996, respectively. The prime rate reached a level of 9.00% in the first quarter of 1995, and then, following actions by the Federal Reserve to lower interest rates, it decreased over time to a level of 8.25% in the first quarter of 1996. In the first quarter of 1997, the Federal Reserve elected to tighten rates, and the prime rate increased to 8.50%. The average prime rate was 8.38% in the first six months of 1997 compared to 8.31% in the same period of 1996. In comparing six-month periods, the net interest spread increased by 8 basis points from 4.10% in 1996 to 4.18% in 1997, reflecting an increase in the average total yield on earning assets that was only partially offset by an increase in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets increased by 12 basis points from 8.38% in 1996 to 8.50% in 1997, while the cost of funds increased by 4 basis points from 4.28% to 4.32%. A comparison of second quarter periods indicates a slightly greater improvement of 9 basis points in the net interest spread from 4.11% to 4.20%, with the yield on earning assets increasing 17 basis points compared to 8 basis points for the cost of funds.

Provision for Loan Losses

         This provision is the charge against earnings to provide an allowance or reserve for possible future losses on loans. The amount of each period's charge is affected by several considerations including management's evaluation of various risk factors in determining the adequacy of the allowance (see "Asset Quality"), actual loan loss experience and loan portfolio growth. Earnings were negatively impacted in the first six months and second quarter of 1997 compared to the same periods in 1996 by increases in the provision of $45,000 and $20,000, respectively.

Other Operating Income

         Total other operating income, or noninterest income, for the first six months and second quarter of 1997 increased $198,763 or 16.9% and $120,698 or 20.5%, respectively, compared to the same periods in 1996, reflecting in part the general increase in the volume of business. The gain in annuity and brokerage commissions resulted principally from increased brokerage commissions. Cardholder and merchant services income increased due to the continuing development of the new credit card operation discussed in "Business Development Matters". The level of other service charges, commissions and fees is higher due primarily to the implementation in the 1996 third quarter of a fee charged to noncustomers for usage of the Bank's automated teller machines.

Other Operating Expense

         Total other operating expense, or noninterest expense, was $476,961 or 10.8% higher in the first six months of 1997 compared to the same period in 1996 and for the second quarter was $263,297 or 11.8% higher, due largely to costs associated with changes in operations, increased personnel expense and the continuing effects of inflation. Personnel expense was impacted by increased staffing requirements, normal salary adjustments and higher costs of fringe benefits. Net occupancy expense was affected by increased maintenance charges. The expanded use of personal computer networks has contributed to higher levels of equipment costs and data processing services.

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

         The Deposit Insurance Funds Act of 1996 (DIFA) was enacted on September 30, 1996 and has three main components. The first component included a one-time assessment on SAIF deposits to capitalize the SAIF fund to the mandated 1.25 percent reserve ratio. The second component is a requirement that the repayment of the Financing Corporation (FICO) bonds be shared by both banks and thrifts. The third component is the ultimate elimination of the BIF and SAIF funds by merging them into a new Deposit Insurance Fund. The one-time assessment on the Bank's SAIF deposits, which amounted to $74,845, was determined on the date of enactment and expensed at that time. Effective January 1, 1997, FDIC insurance premiums are being assessed for FICO bond purposes at an approximate rate of $.065 per $100 for SAIF deposits and at a rate equal to one-fifth of that for BIF deposits. Additional premiums could be assessed in order to maintain the BIF and SAIF funds at the required 1.25 percent reserve ratio. FDIC insurance expense for the first six months of 1997 and 1996 amounted to $20,406 and $17,850, respectively, and was included in "other expense".

Income Taxes

         The effective income tax rate of 30.3% in the first six months of 1997 did not significantly change from the 30.4% rate in the same period of 1996.

LIQUIDITY

         Liquidity refers to the continuing ability of the Bank to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to the Parent Company for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from five major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold, (c) lines for the purchase of federal funds from other banks, (d) the line of credit established at the Federal Home Loan Bank and (e) the available-for-sale securities portfolio. Further, while available-for-sale securities are intended to be a source of immediate liquidity, the entire investment securities portfolio is managed to provide both income and a ready source of liquidity. The average portfolio life of debt securities is approximately five years, resulting in a substantial level of maturities each year. All debt securities are of investment grade quality and, if the need arises, can be promptly liquidated on the open market or pledged as collateral for short-term borrowing.

         Consistent with its approach to liquidity, the Bank as a matter of policy does not solicit or accept brokered deposits for funding asset growth. Instead, loans and other assets are based on a solid core of local deposits and the Bank's strong capital position. To date, the steady increase in deposits, retail repurchase agreements and capital has been adequate to fund loan demand in the Bank's market area, while maintaining the desired level of immediate liquidity and a substantial investment securities portfolio available for both immediate and secondary liquidity purposes.

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

         The Bank's balance sheet is liability-sensitive, meaning that in a given period there will be more liabilities than assets subject to immediate repricing as market rates change. Because immediately rate sensitive interest-bearing liabilities exceed rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 30 days is a portion of the NOW, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

         As a specific asset/liability management tool, the Bank, at June 30, 1997, had entered into interest rate floor agreements with a correspondent bank to protect certain variable-rate loans from the downward effects of their repricing in the event of a decreasing rate environment. The total notional amount of the agreements is $20,000,000. The agreements require the correspondent bank to pay to the Bank the difference between the specified floor rate of interest in each agreement and the prime rate of interest in the event that the prime rate is less. Any payments received under the agreements, net of premium amortization, will be treated as an adjustment of interest income on loans.

CAPITAL ADEQUACY

         Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier I and Tier II, as a percentage of risk-adjusted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier I capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier II capital, which is limited to the total of Tier I capital, includes allowable amounts of subordinated debt, mandatory convertible securities, preferred stock and the allowance for loan losses. Under current requirements, the minimum total capital ratio, consisting of both Tier I and Tier II capital, is 8.00% and the minimum Tier I capital ratio is 4.00%. At June 30, 1997, FNB Corp. and the Bank had total capital ratios of 15.73% and 15.44%, respectively, and Tier I capital ratios of 14.71% and 14.42%.

         The leverage capital ratio, which serves as a minimum capital standard, considers Tier I capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At June 30, 1997, FNB Corp. and the Bank had leverage capital ratios of 9.76% and 9.57%, respectively.

         The Bank is also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, the Bank must have a minimum ratio for total capital of 10.00%, for Tier I capital of 6.00% and for leverage capital of 5.00%. As noted above, the Bank met all of those ratio requirements at June 30, 1997 and, accordingly, is well-capitalized under the regulatory framework for prompt corrective action.

BALANCE SHEET REVIEW

         Total assets at June 30, 1997 were higher than at June 30, 1996 and December 31, 1996 by $25,186,000 or 8.8% and $5,794,000 or 1.9%, respectively;
deposits were ahead by $17,958,000 or 7.1% and

$992,000 or 0.4%. The balance of retail repurchase agreements, a program that has tended to transfer funds away from deposits, amounted to $6,030,000 at June 30, 1997, $3,100,000 at June 30, 1996 and $3,725,000 at December 31, 1996.
Average assets increased $22,976,000 or 8.0% in the first six months of 1997 compared to the same period in 1996, while average deposits increased $20,118,000 or 8.0%; the second quarter increases being $22,096,000 or 7.7% and $17,965,000 or 7.1%, respectively.

Investment Securities

         Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. During the twelve-month period ended June 30, 1997, when the growth in total assets exceeded that for loans, the level of investment securities was increased by a net amount of $5,638,000 or 6.7%. Based on funds requirements in the first six months of 1997, however, when loan growth was at a much higher rate than that for either total assets or deposits, there was a net reduction in the level of investment securities of $991,000 or 1.1%. Investable funds not otherwise utilized are temporarily invested on an overnight basis as federal funds sold, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

Loans

         The Corporation's primary source of revenue and largest component of earning assets is the loan portfolio. Loans increased $18,422,000 or 10.0% during the twelve-month period ended June 30, 1997. The net loan increase during the first six months of 1997 was $8,855,000 or 4.5%. Average loans were $15,034,000 or 8.2% higher in the first six months of 1997 than in the same period of 1996. The ratio of average loans to average deposits, in comparing six-month periods, increased from 73.3% in 1996 to 73.4% in 1997. The ratio of loans to deposits at June 30, 1997 was 74.9%.

         Loan growth and the composition of the loan portfolio are being affected by management's decision in June 1996 to discontinue the purchase of retail installment loan contracts from automobile and equipment dealers (see "Business Development Matters"). The outstanding balance of these loan contracts, which are primarily included in consumer loans, experienced a net decrease of $14,346,001 during the twelve-month period ended June 30, 1997. Consequently, total consumer loans declined significantly during that period. Other consumer loan elements, including credit cards and home equity lines of credit, have continued to grow. Changes in the credit card operation are discussed in "Business Development Matters". The commercial loan portfolio and the residential construction and mortgage loan portfolio have each experienced strong gains during both the twelve-month period ended June 30,1997 and the first six months of 1997.

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

         The Bank's level and mix of deposits has been specifically affected by the following factors. A promotion that offered premium-rate certificates of deposit, based on a selected maturities, has resulted in a significant portion of the $10,095,000 increase in time deposits during the twelve-month period ended June 30, 1997. Similarly, money market accounts have been increased by a new high-yield product introduced in the 1996 fourth quarter. As noted in the "Balance Sheet Review", the retail repurchase agreements program has tended to transfer funds away from deposits. The balance of retail repurchase agreements was $6,030,000 at June 30, 1997 and $3,100,000 at June 30, 1996. Further, the
level of time deposits obtained from governmental units fluctuates, amounting to $17,858,000, $17,520,000 and $21,602,000 at June 30, 1997, June 30, 1996 and
December 31, 1996, respectively.

BUSINESS DEVELOPMENT MATTERS

         As discussed in the "Overview" and in Note 3 to Consolidated Financial Statements, the Corporation has entered into a definitive agreement to acquire a savings bank which will be merged, upon the expected completion of the transaction in the first quarter of 1998, into the Bank.

         During 1994, a new credit card operation was established in which the Bank carries its own credit card receivables as opposed to the former fee-based arrangement under which accounts were generated for and owned by a correspondent bank. As part of the new credit card strategy, extensive marketing efforts were undertaken in 1995, primarily to Bank customers. Credit card receivables amounted to $2,311,839, $1,846,848 and $2,257,204 at June 30, 1997, June 30,
1996 and December 31, 1996, respectively. Additionally, the merchant services aspect of credit card operations has been shifted to an in-house basis from the prior correspondent arrangement.

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

         Management decided in March 1996 that the Bank would discontinue the purchase of retail installment loan contracts from automobile and equipment dealers, due largely to the declining yields that were being experienced in this loan program. Contracts of this nature included in loans amounted to $14,166,516, $28,512,517 and $20,355,367 at June 30, 1997, June 30, 1996 and
December 31, 1996, respectively. While there will be no purchases of new contracts, current plans call for the collection of outstanding loans based on their contractual terms. It is expected that the funds previously invested in this loan program will be redeployed, as loan payments occur, to other loan programs or to the investment securities portfolio.

TABLE 1
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Taxable Equivalent Basis, Dollars in Thousands)

                                                                  1997                                1996
                                              ---------------------------------------- ---------------------------------------------
SIX MONTHS ENDED JUNE 30
                                                                            Average                                      Average
                                                                Interest     Rates                       Interest          Rates
                                                Average         Income/     Earned/      Average         Income/          Earned/
                                                 Balance         Expense      Paid        Balance         Expense           Paid
                                              ------------     ----------------------- ------------     -----------     -----------

EARNING ASSETS
Loans (2) (3)                                 $ 199,143        $    9,017      9.11%     $ 184,109     $  8,174                8.90%
Investment securities:
     Taxable income                                72,503           2,545      7.02         71,079        2,500                7.04
     Non-taxable income (2)                        17,322             706      8.16         13,539          582                8.59
Federal funds sold                                  2,390              64      5.38            570           15                5.16
                                              ------------     -----------   -------      ------------  -----------     -----------
          Total earning assets                    291,358          12,332      8.50        269,297       11,271                8.38
                                              ------------     -----------   -------      ------------  -----------     -----------

Cash and due from banks                             9,786                                    8,983
Other assets, net                                   8,233                                    8,121
                                              ------------                             ------------
          TOTAL ASSETS                        $ 309,377                                $ 286,401
                                              ============                             ============

INTEREST-BEARING LIABILITIES
 Interest-bearing deposits:
     NOW accounts                              $  37,313              330      1.78    $  34,549            349                2.02
     Savings deposits                              29,600             345      2.35         30,421          391                2.58
     Money market accounts                         18,367             315      3.45         16,075          220                2.75
     Certificates and other time deposits         149,167           4,024      5.44        134,969        3,644                5.41
Retail repurchase agreements                        5,147             113      4.42          4,251           92                4.36
Federal funds purchased                               319               9      5.57          1,091           30                5.56
                                              ------------     -----------    -------   ------------  -----------     ------------
          Total interest-bearing liabilities  $ 239,913             5,136      4.32        221,356        4,726                4.28
                                              ------------     -----------     -------  ------------  -----------     ------------

Noninterest-bearing demand deposits                36,969                                   35,284
Other liabilities                                   2,845                                    2,977
Shareholders' equity                               29,650                                   26,784
                                              ------------                             ------------
          TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY         $ 309,377                                $ 286,401
                                              ============                             ============

NET INTEREST INCOME AND SPREAD                                 $    7,196      4.18%                  $ 6,545              4.10%
                                                               ===========   =========                ===========     ============

NET YIELD ON EARNING ASSETS                                                    4.95%                                       4.86%
                                                                             =========                                 ============


                                                        1997 Versus 1996
                                            ------------------------------------------
                                                    Interest Variance
                                                        due to (1)                 Net
                                                Volume            Rate           Change
                                               ------------     -----------     ------------

EARNING ASSETS
Loans (2) (3)                                  $       654      $       189     $       843
Investment securities:
     Taxable income                                     52              (7)              45
     Non-taxable income (2)                            154             (30)             124
Federal funds sold                                      48               1               49
                                               ------------     -----------     ------------
          Total earning assets                         908             153            1,061
                                               ------------     -----------     ------------

Cash and due from banks
Other assets, net

          TOTAL ASSETS


INTEREST-BEARING LIABILITIES
 Interest-bearing deposits:
     NOW accounts                                       26             (45)             (19)
     Savings deposits                                  (11)            (35)             (46)
     Money market accounts                              35              60               95
     Certificates and other time deposits              361              19              380
Retail repurchase agreements                            20               1               21
Federal funds purchased                                (21)              -              (21)
                                               ------------     -----------     ------------
          Total interest-bearing liabilities           410               -              410
                                               ------------     -----------     ------------

Noninterest-bearing demand deposits
Other liabilities
Shareholders' equity

          TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY


NET INTEREST INCOME AND SPREAD              $       498      $      153      $      651
                                                =========    ============     ===========

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

TABLE 2
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Taxable Equivalent Basis, Dollars in Thousands)


                                                                 1997                                     1996
                                              --------------------------------               ----------------------------------
THREE MONTHS ENDED JUNE 30                                                  Average                                         Average
                                                               Interest      Rates                            Interest       Rates
                                                Average         Income/     Earned/            Average         Income/      Earned/
                                                Balance         Expense       Paid             Balance         Expense       Paid
                                              ------------    ------------ ------------      ------------    ------------ ---------

EARNING ASSETS
Loans (2) (3)                                 $    200,738      $  4,576       9.14%      $  185,509      $      4,118       8.90%
Investment securities:
     Taxable income                                 71,484         1,251       7.00           69,963             1,210       6.92
     Non-taxable income (2)                         17,299           350       8.11           14,386               303       8.41
Federal funds sold                                   2,607            36       5.48              731                10       5.21
                                              ------------    ------------ ------------      --------      ------------    --------
          Total earning assets                     292,128         6,213       8.52          270,589             5,641       8.35
                                              ------------    ------------ ------------      -------       ------------    --------

Cash and due from banks                              9,820                                     9,387
Other assets, net                                    8,214                                     8,090
                                              ------------                                   ---------
          TOTAL ASSETS                        $    310,162                                $  288,066
                                              ============                                   ========

INTEREST-BEARING LIABILITIES
 Interest-bearing deposits:
     NOW accounts                             $     38,297           173        1.81      $   34,737               172       1.98
     Savings deposits                               29,661           172        2.32          30,704               194       2.54
     Money market accounts                          18,891           169        3.59          16,012               108       2.70
     Certificates and other time deposits          146,300         1,990        5.46         135,288             1,814       5.38
Retail repurchase agreements                         6,028            69        4.57           4,224                46       4.43
Federal funds purchased                                293             4        5.76             880                12       5.53
                                              ------------      --------    --------       ---------      ------------  ---------
          Total interest-bearing liabilities       239,470         2,577        4.32         221,845             2,346       4.24
                                              ------------      --------   ---------      ------------    ------------    --------

Noninterest-bearing demand deposits                 37,658                                    36,101
Other liabilities                                    3,060                                     3,053
Shareholders' equity                                29,974                                    27,067
                                              ------------                               ------------
          TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY         $    310,162                                $  288,066
                                              ============                               ============

NET INTEREST INCOME AND SPREAD                                  $ 3,636         4.20%                      $   3,295         4.11%
                                                                ========   ==========                      ============    ========

NET YIELD ON EARNING ASSETS                                                     4.98%                                        4.87%
                                                                           ==========                                      =======





                                                         1997 Versus 1996
                                                    Interest Variance
                                                       due to (1)         Net
                                                  Volume      Rate       Change
                                                ---------   -------    --------


EARNING ASSETS
Loans (2) (3)                                     $ 345       $ 113       $ 458
Investment securities:
     Taxable income                                  27          14          41
     Non-taxable income (2)                          58         (11)         47
Federal funds sold                                   25           1          26
                                                  -----       -----       -----
          Total earning assets                      455         117         572
                                                  -----       -----       -----

Cash and due from banks
Other assets, net

          TOTAL ASSETS


INTEREST-BEARING LIABILITIES
 Interest-bearing deposits:
     NOW accounts                                    17         (16)          1
     Savings deposits                                (6)        (16)        (22)
     Money market accounts                           21          40          61
     Certificates and other time
       deposits                                     149          27         176
Retail repurchase agreements                         21           2          23
Federal funds purchased                              (9)          1          (8)
                                                  -----       -----       -----
          Total interest-bearing
           liabilities                              193          38         231
                                                  -----       -----       -----

Noninterest-bearing demand deposits
Other liabilities
Shareholders' equity

          TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY


NET INTEREST INCOME AND SPREAD                    $ 262       $  79       $ 341
                                                  =====       =====       =====

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

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of FNB Corp. (the "Corporation") was held on May 13, 1997. The total number of shares of the Corporation's Common Stock, par value $2.50 per share, outstanding as of March 27, 1997, the record date for the Annual Meeting, was 1,811,104.

         The following nominees were elected to the Board of Directors for the terms indicated:

         Class II Directors - Elected for Three-Year Terms Expiring with the Annual Meeting in 2000.

                  Nominee                    Votes For       Withheld

                  W. L. Hancock              1,399,706         29,780
                  R. Reynolds Neely, Jr.     1,399,706         29,780
                  Richard K. Pugh            1,391,041         38,445

         The shareholders approved the Corporation's Stock Compensation Plan, including certain amendments. The votes on this proposal were as follows:

                  Votes for             1,342,389
                  Votes against            61,231
                  Abstaining               25,866

         The shareholders ratified the selection of KPMG Peat Marwick LLP, Certified Public Accountants, as independent auditors of the Corporation for the 1997 fiscal year. The votes on ratification were as follows:

                  Votes for               1,421,536
                  Votes against                   0
                  Abstaining                  7,950

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  Exhibits to this report are listed in the index to exhibits on pages 19 and 20 of this report.

         (b)      Reports on Form 8-K.

                  During the quarter ended June 30, 1997, the Registrant filed a Current Report on Form 8-K dated June 3, 1997, which reported under "Item 5" the entering into by the Registrant of a definitive agreement to acquire Home Savings Bank of Siler City, Inc., SSB. This matter is further discussed in Note 3 to Consolidated Financial Statements.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FNB Corp.
                                          (Registrant)


Date:    August 11, 1997                   By:      /s/ Jerry A. Little
                                                     Jerry A. Little
                                                   Treasurer and Secretary
                                                  (Principal Financial and
                                                     Accounting Officer)

                                    FNB CORP.

                                INDEX TO EXHIBITS

Exhibit No.         Description of Exhibit

     2.10 Agreement and Plan of Reorganization and Merger by and among Home Savings Bank of Siler City, Inc., SSB, FNB Corp. and First National Bank and Trust Company dated June 3, 1997, incorporated herein by reference to Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated June 3, 1997.

     2.11 Stock Option Agreement issued by Home Savings Bank of Siler City, Inc., SSB to FNB. Corp. dated June 3, 1997, incorporated herein by reference to Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated June 3, 1997.

     3.10 Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant's Form S-14 Registration Statement (No. 2-96498) filed June 16, 1985.

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