Form 10-Q
period 1997-09-30
FNB CORP/NC
filed 1997-11-14
CIK 764811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The registrant had 1,817,256 shares of $2.50 par value common stock outstanding at November 6, 1997.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            FNB Corp. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                                                                      September 30,
                                                                          -----------------------------------          December 31,
ASSETS                                                                        1997                   1996                  1996
                                                                          -------------         -------------         -------------
Cash and due from banks                                                   $  12,331,035         $  11,499,468         $  13,052,150
Federal funds sold                                                                 --               8,100,000                  --
Investment securities:
     Available for sale, at estimated fair value
          (amortized cost of $29,550,120,
          $25,336,568 and $28,875,531)                                       29,643,623            25,204,638            28,928,543
     Held to maturity (estimated fair value of
          $58,843,653, $57,525,441 and $61,274,858)                          58,516,379            58,242,929            61,387,196
Loans                                                                       211,501,710           191,148,360           195,272,683
     Less: Allowance for loan losses                                         (2,188,476)           (1,959,638)           (1,985,581)
                                                                          -------------         -------------         -------------
                     Net loans                                              209,313,234           189,188,722           193,287,102
                                                                          -------------         -------------         -------------
Premises and equipment                                                        6,143,442             6,119,525             6,290,471
Other assets                                                                  4,753,644             4,301,581             4,189,015
                                                                          -------------         -------------         -------------

                     TOTAL ASSETS                                         $ 320,701,357         $ 302,656,863         $ 307,134,477
                                                                          =============         =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest-bearing demand deposits                                  $  35,912,097         $  38,841,700         $  38,805,364
     Interest-bearing deposits:
          NOW, savings and money market deposits                             87,057,063            80,383,848            82,576,792
          Time deposits of $100,000 or more                                  51,996,700            45,218,260            48,944,981
          Other time deposits                                               103,116,662           103,470,397           101,052,928
                                                                          -------------         -------------         -------------
                     Total deposits                                         278,082,522           267,914,205           271,380,065
Retail repurchase agreements                                                  7,296,864             3,809,475             3,724,929
Federal funds purchased                                                         875,000                  --                 575,000
Other liabilities                                                             3,181,976             3,017,509             2,687,241
                                                                          -------------         -------------         -------------
                     TOTAL LIABILITIES                                      289,436,362           274,741,189           278,367,235
                                                                          -------------         -------------         -------------

Shareholders' equity:
     Preferred stock - $10.00 par value;
          authorized 200,000 shares, none issued                                   --                    --                    --
     Common stock - $2.50 par value;
          authorized 5,000,000 shares, issued
          shares - 1,816,853, 1,803,004 and 1,806,994                         4,542,133             4,507,510             4,517,485
     Surplus                                                                    456,816               116,175               213,510
     Retained earnings                                                       26,204,334            23,379,063            24,001,259
     Net unrealized securities gains (losses)                                    61,712               (87,074)               34,988
                                                                          -------------         -------------         -------------
                     TOTAL SHAREHOLDERS' EQUITY                              31,264,995            27,915,674            28,767,242
                                                                          -------------         -------------         -------------

                     TOTAL LIABILITIES AND
                            SHAREHOLDERS' EQUITY                          $ 320,701,357         $ 302,656,863         $ 307,134,477
                                                                          =============         =============         =============

          See accompanying notes to consolidated financial statements.

                            FNB Corp. and Subsidiary

                        CONSOLIDATED STATEMENTS OF INCOME

                                                            Nine Months Ended
                                                              September 30,
                                                        -------------------------
                                                            1997         1996
                                                        -----------   -----------
INTEREST INCOME:
     Interest and fees on loans                         $13,853,084   $12,366,713
     Interest and dividends on investment securities:
          Taxable income                                  3,527,849     3,450,503
          Non-taxable income                                680,301       568,197
     Federal funds sold                                      90,609        31,687
                                                        -----------   -----------
                    Total interest income                18,151,843    16,417,100
                                                        -----------   -----------

INTEREST EXPENSE:
     Deposits                                             7,613,564     6,911,701
     Retail repurchase agreements                           192,209       128,711
     Federal funds purchased                                 22,749        42,433
                                                        -----------   -----------
                    Total interest expense                7,828,522     7,082,845
                                                        -----------   -----------

NET INTEREST INCOME                                      10,323,321     9,334,255
     Provision for loan losses                              470,000       305,000
                                                        -----------   -----------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                      9,853,321     9,029,255
                                                        -----------   -----------

OTHER OPERATING INCOME:
     Service charges on deposit accounts                  1,114,437     1,060,490
     Annuity and brokerage commissions                      236,788       148,170
     Cardholder and merchant services income                254,203       231,046
     Other service charges, commissions and fees            301,917       219,416
     Other income                                           203,718       108,119
                                                        -----------   -----------
                    Total other operating income          2,111,063     1,767,241
                                                        -----------   -----------

OTHER OPERATING EXPENSE:
     Personnel expense                                    3,908,156     3,562,709
     Net occupancy expense                                  432,153       356,003
     Furniture and equipment expense                        589,197       495,756
     Data processing services                               823,771       688,097
     Other expense                                        1,629,266     1,611,122
                                                        -----------   -----------
                    Total other operating expense         7,382,543     6,713,687
                                                        -----------   -----------

INCOME BEFORE INCOME TAXES                                4,581,841     4,082,809
Income taxes                                              1,399,525     1,247,170
                                                        -----------   -----------

NET INCOME                                              $ 3,182,316   $ 2,835,639
                                                        ===========   ===========

PER SHARE DATA:
     Net income                                         $      1.76   $      1.57
     Cash dividends declared                                    .54           .45

     Weighted average number of shares outstanding        1,811,450     1,801,148

          See accompanying notes to consolidated financial statements.

                            FNB Corp. and Subsidiary

                        CONSOLIDATED STATEMENTS OF INCOME

                                                           Three Months Ended
                                                              September 30,
                                                        -----------------------
                                                           1997         1996
                                                        ----------   ----------
INTEREST INCOME:
     Interest and fees on loans                         $4,855,622   $4,216,451
     Interest and dividends on investment securities:
          Taxable income                                 1,151,891    1,107,776
          Non-taxable income                               227,386      196,396
     Federal funds sold                                     26,814       17,017
                                                        ----------   ----------
                    Total interest income                6,261,713    5,537,640
                                                        ----------   ----------

INTEREST EXPENSE:
     Deposits                                            2,599,476    2,308,336
     Retail repurchase agreements                           79,287       36,311
     Federal funds purchased                                13,934       12,176
                                                        ----------   ----------
                    Total interest expense               2,692,697    2,356,823
                                                        ----------   ----------

NET INTEREST INCOME                                      3,569,016    3,180,817
     Provision for loan losses                             230,000      110,000
                                                        ----------   ----------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                     3,339,016    3,070,817
                                                        ----------   ----------

OTHER OPERATING INCOME:
     Service charges on deposit accounts                   386,713      337,784
     Annuity and brokerage commissions                      72,563       67,280
     Cardholder and merchant services income                72,590       79,883
     Other service charges, commissions and fees            91,814       72,773
     Other income                                          113,977       34,878
                                                        ----------   ----------
                    Total other operating income           737,657      592,598
                                                        ----------   ----------

OTHER OPERATING EXPENSE:
     Personnel expense                                   1,342,972    1,199,743
     Net occupancy expense                                 142,398      122,182
     Furniture and equipment expense                       202,700      164,887
     Data processing services                              273,604      231,267
     Other expense                                         535,473      587,173
                                                        ----------   ----------
                    Total other operating expense        2,497,147    2,305,252
                                                        ----------   ----------

INCOME BEFORE INCOME TAXES                               1,579,526    1,358,163
Income taxes                                               489,881      419,548
                                                        ----------   ----------

NET INCOME                                              $1,089,645   $  938,615
                                                        ==========   ==========

PER SHARE DATA:
     Net income                                         $      .60   $      .52
     Cash dividends declared                                   .18          .15

     Weighted average number of shares outstanding       1,814,196    1,802,964

          See accompanying notes to consolidated financial statements.

                            FNB Corp. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Nine Months Ended
                                                                            September 30,
                                                                    ----------------------------
                                                                        1997            1996
                                                                    ------------    ------------
OPERATING ACTIVITIES:
     Net income                                                     $  3,182,316    $  2,835,639
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depreciation and amortization of premises and equipment        555,821         482,391
          Provision for loan losses                                      470,000         305,000
          Deferred income taxes (benefit)                               (103,809)        (64,559)
          Deferred loan fees and costs, net                              323,933         265,232
          Premium amortization and discount accretion
                 of investment securities, net                           (21,664)         29,998
          Amortization of intangibles                                     24,251          32,905
          Net decrease (increase) in loans held for sale                (476,250)          5,306
          Increase in other assets                                      (530,812)       (451,831)
          Increase in other liabilities                                  545,989         258,813
                                                                    ------------    ------------
                    NET CASH PROVIDED BY OPERATING ACTIVITIES          3,969,775       3,698,894
                                                                    ------------    ------------

INVESTING ACTIVITES:
     Available-for-sale securities:
          Proceeds from maturities                                    16,296,849      11,558,226
          Purchases                                                  (16,960,157)     (8,774,291)
     Held-to-maturity securities:
          Proceeds from maturities                                     4,267,140      13,818,718
          Purchases                                                   (1,385,186)    (15,864,280)
     Net increase in loans                                           (16,335,014)    (11,738,996)
     Proceeds from sales of premises and equipment                         1,181          20,320
     Purchases of premises and equipment                                (408,792)       (685,519)
     Other, net                                                           22,419         (35,653)
                                                                    ------------    ------------
                    NET CASH USED IN INVESTING ACTIVITIES            (14,501,560)    (11,701,475)
                                                                    ------------    ------------

FINANCING ACTIVITIES:
     Net increase in deposits                                          6,702,457      17,769,729
     Increase (decrease) in retail repurchase agreements               3,571,935        (832,052)
     Increase in federal funds purchased                                 300,000            --
     Common stock issued                                                 267,954         109,992
     Cash dividends paid                                              (1,031,676)       (810,159)
                                                                    ------------    ------------
                    NET CASH PROVIDED BY FINANCING ACTIVITIES          9,810,670      16,237,510
                                                                    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (721,115)      8,234,929
Cash and cash equivalents at beginning of period                      13,052,150      11,364,539
                                                                    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 12,331,035    $ 19,599,468
                                                                    ============    ============
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest                                                  $  7,726,419    $  7,277,550
          Income taxes                                                 1,333,031       1,367,131

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

3. On June 3, 1997, the Corporation entered into a definitive agreement to acquire Home Savings Bank of Siler City, Inc., SSB ("Home Savings") of Siler City, North Carolina. Under terms of the agreement, Home Savings will be merged into the Bank. The acquisition will be accounted for as a purchase transaction and is subject to several conditions, including the affirmative vote of at least two-thirds of Home Savings' shareholders and approval from applicable regulatory agencies. Completion of the transaction is expected in the first quarter of 1998. At September 30, 1997, Home Savings operated one office and had approximately $56,379,000 in total assets, $45,396,000 in deposits and $9,533,000 in stockholders' equity.

     To effect the acquisition, FNB Corp. intends to issue common stock and to pay cash to shareholders of Home Savings in an amount equal to $15.50 per share of the common stock of Home Savings. Home Savings shareholders will be able to elect stock or cash or a combination thereof, subject to the limitation that FNB Corp. common stock issued in the merger will not be more than 60% and not less than 50% of the total consideration.

     Concurrently with the execution of the agreement, FNB Corp. received an option to purchase 19.9% of Home Savings' common stock. The option is exercisable only under certain specified conditions.

4. Loans as presented are reduced by net unearned income of $237,964 at September 30, 1997 and are increased by net deferred expense of $130,027 and $37,998 at September 30, 1996 and December 31, 1996, respectively.

5.   Significant components of other expense were as follows:

                                                 Three Months Ended       Nine Months Ended
                                                    September 30,           September 30,
                                                 ------------------     --------------------
                                                   1997       1996        1997        1996
                                                 -------    -------     --------    --------
     Stationery, printing and supplies           $78,809    $73,960     $241,954    $207,895

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

OVERVIEW

     The Corporation earned $3,182,316 in the first nine months of 1997, a 12.2% increase over the same period in 1996. Earnings per share increased from $1.57 to $1.76 in comparing these nine-month periods. For the 1997 third quarter, earnings amounted to $1,089,645, which represents a 16.1% increase from the 1996 third quarter and a gain in earnings per share from $.52 to $.60. Results for both the first nine months and third quarter of 1996 were negatively impacted by a special legislative assessment for FDIC insurance purposes as further discussed in the "Earnings Review" and in "Other Operating Expense". Total assets were $320,701,357 at September 30, 1997, up 6.0% from September 30, 1996 and 4.4% from December 31, 1996. Loans amounted to $211,501,710 at September 30, 1997, increasing 10.6% from September 30, 1996 and 8.3% from December 31, 1996. Total deposits grew 3.8% from September 30, 1996 and 2.5% from December 31, 1996 to $278,082,522 at September 30, 1997.

     On June 3, 1997, the Corporation entered into a definitive agreement to acquire Home Savings Bank of Siler City, Inc., SSB ("Home Savings") of Siler City, North Carolina. Under terms of the agreement, Home Savings will be merged into the Bank. The acquisition will be accounted for as a purchase transaction and is subject to several conditions, including the affirmative vote of at least two-thirds of Home Savings' shareholders and approval from applicable regulatory agencies. Completion of the transaction is expected in the first quarter of 1998. At September 30, 1997, Home Savings operated one office and had approximately $56,379,000 in total assets, $45,396,000 in deposits and $9,533,000 in stockholders' equity.

     To effect the acquisition, FNB Corp. intends to issue common stock and to pay cash to shareholders of Home Savings in an amount equal to $15.50 per share of the common stock of Home Savings. Home Savings shareholders will be able to elect stock or cash or a combination thereof, subject to the limitation that FNB Corp. common stock issued in the merger will not be more than 60% and not less than 50% of the total consideration.

     Concurrently with the execution of the agreement, FNB Corp. received an option to purchase 19.9% of Home Savings' common stock. The option is exercisable only under certain specified conditions.

EARNINGS REVIEW

     The Corporation's net income increased $346,677 or 12.3% in the first nine months of 1997 compared to the same period of 1996 and increased $151,030 or 16.1% in comparing third quarter periods. Earnings were positively impacted in the first nine months and third quarter of 1997 by increases in net interest income of $989,066 or 10.6% and $388,199 or 12.2%, respectively, and by increases of $343,822 and $145,059 in total other operating income. These gains were significantly offset, however, by increases in total other operating expense of $668,856 in the first nine months of 1997 and $191,985 in the 1997 third quarter and by increases in the provision for loan losses amounting to $165,000 and $120,000, respectively.

     As discussed in "Other Operating Expense", earnings have been favorably affected, since the 1995 third quarter, by a significant reduction in the rate charged for FDIC insurance. Due to the passage of legislation on September 30, 1996, however, the Bank was assessed $74,845 on a one-time basis for its deposits that are insured through the Savings Association Insurance Fund. This assessment, which was recorded on September 30, 1996 and is further discussed in "Other Operating Expense", was part of a broad change being implemented in connection with deposit insurance. Compared to the same periods of 1996 and considering the effect of the special assessment, FDIC insurance expense was $71,118 lower in the first nine months of 1997 and $73,674 lower in the third quarter.

     On an annualized basis, return on average assets improved from 1.32% in the first nine months of 1996 to 1.36% in the first nine months of 1997. Return on average shareholders' equity improved from 13.95% to 14.10% in comparing the same periods. In comparing third quarter periods, return on average assets improved from 1.30% to 1.38% and return on average shareholders' equity improved from 13.53% to 14.09%.

Net Interest Income

     Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

     Net interest income was $10,323,321 in the first nine months of 1997 compared to $9,334,255 in the same period of 1996. This increase of $989,066 or 10.6% resulted primarily from an 8.7% increase in the level of average earning assets coupled with an improvement in the net yield on earning assets, or net interest margin, from 4.90% in the first nine months of 1996 to 4.99% in the same period of 1997. In comparing third quarter periods, net interest income increased $388,199 or 12.2%, reflecting a 9.7% increase in average earning assets and an improvement in the net interest margin from 4.97% to 5.06%. On a taxable equivalent basis, the increases in net interest income in the first nine months and third quarter of 1997 were $1,051,000 and $400,000, respectively, reflecting changes in the relative mix of taxable and non-taxable earning assets.

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

     The prime rate of interest has moved to generally higher levels in recent years, due primarily to actions taken by the Federal Reserve to combat potential increases in inflation. After averaging 6.00% in 1993, the prime rate has subsequently averaged 7.09%, 8.82% and 8.28% in 1994, 1995 and 1996, respectively. The prime rate reached a level of 9.00% in the first quarter of 1995, and then, following actions by the Federal Reserve to lower interest rates, it decreased over time to a level of 8.25% in the first quarter of 1996. In the first quarter of 1997, the Federal Reserve elected to tighten rates, and the prime rate increased to 8.50%. The average prime rate was 8.42% in the first nine months of 1997 compared to 8.29% in the same period of 1996. In comparing nine-month periods, the net interest spread increased by 8 basis points from 4.14% in 1996 to 4.22% in 1997, reflecting an increase in the average total yield on earning assets that was only partially offset by an increase in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets increased by 16 basis points from 8.39% in 1996 to 8.55% in 1997, while the cost of funds increased by 8 basis points from 4.25% to 4.33%. A comparison of third quarter periods indicates a similar improvement of 8 basis points in the net interest spread from 4.21% to 4.29%, with the yield on earning assets increasing 23 basis points compared to 15 basis points for the cost of funds.

Provision for Loan Losses

     This provision is the charge against earnings to provide an allowance or reserve for possible future losses on loans. The amount of each period's charge is affected by several considerations including management's evaluation of various risk factors in determining the adequacy of the allowance (see "Asset Quality"), actual loan loss experience and loan portfolio growth. Earnings were negatively impacted in the first nine months and third quarter of 1997 compared to the same periods in 1996 by increases in the provision of $165,000 and $120,000, respectively, due primarily to loan growth and increases in net loan charge-offs. As a percentage of average loans outstanding, however, net loan charge-offs were .18% (annualized) for the first nine months of both 1997 and 1996, thus reflecting no increase over the same period of 1996. Nonperforming loans as a percentage of total loans at September 30, 1997 were .08%, as compared to .12% at September 30, 1996.

Other Operating Income

     Total other operating income, or noninterest income, for the first nine months and third quarter of 1997 increased $343,812 or 19.5% and $145,059 or 24.5%, respectively, compared to the same periods in 1996, reflecting in part the general increase in the volume of business. The gain in annuity and brokerage commissions resulted principally from increased brokerage commissions. The level of other service charges, commissions and fees is higher due primarily to the implementation in the 1996 third quarter of a fee charged to noncustomers for usage of the Bank's automated teller machines.

Other Operating Expense

     Total other operating expense, or noninterest expense, was $668,856 or 10.0% higher in the first nine months of 1997 compared to the same period in 1996 and for the third quarter was $191,895 or 8.3% higher, due largely to costs associated with changes in operations, increased personnel expense and the continuing effects of inflation. Personnel expense was impacted by increased staffing requirements, normal salary adjustments and higher costs of fringe benefits. Net occupancy expense was affected by increased maintenance charges. The expanded use of personal computer networks has contributed to higher levels of equipment costs and data processing services. The 1996 results were specifically affected, as discussed below, by a one-time FDIC insurance assessment of $74,845 on September 30, 1996.

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

     The Deposit Insurance Funds Act of 1996 (DIFA) was enacted on September 30, 1996 and has three main components. The first component included a one-time assessment on SAIF deposits to capitalize the SAIF fund to the mandated 1.25 percent reserve ratio. The second component is a requirement that the repayment of the Financing Corporation (FICO) bonds be shared by both banks and thrifts. The third component is the ultimate elimination of the BIF and SAIF funds by merging them into a new Deposit Insurance Fund. The one-time assessment on the Bank's SAIF deposits, which amounted to $74,845, was determined on the date of enactment and expensed at that time. Effective January 1, 1997, FDIC insurance premiums are being assessed for FICO bond purposes at an approximate rate of $.065 per $100 for SAIF deposits and at a rate equal to one-fifth of that for BIF deposits. Additional premiums could be assessed in order to maintain the BIF and SAIF funds at the required 1.25 percent reserve ratio. FDIC insurance expense for the first nine months of 1997 and 1996 (exclusive of the one-time assessment of $74,845 on September 30, 1996) amounted to $30,503 and $26,776, respectively, and was included in "other expense".

Income Taxes

     The effective income tax rate of 30.6% in the first nine months of 1997 was unchanged from the effective rate for the same period of 1996.

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

     As a specific asset/liability management tool, the Bank, at September 30, 1997, had entered into interest rate floor agreements with a correspondent bank to protect certain variable-rate loans from the downward effects of their repricing in the event of a decreasing rate environment. The total notional amount of the agreements is $20,000,000. The agreements require the correspondent bank to pay to the Bank the difference between the specified floor rate of interest in each agreement and the prime rate of interest in the event that the prime rate is less. Any payments received under the agreements, net of premium amortization, will be treated as an adjustment of interest income on loans.

CAPITAL ADEQUACY

     Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier I and Tier II, as a percentage of risk-adjusted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier I capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier II capital, which is limited to the total of Tier I capital, includes allowable amounts of subordinated debt, mandatory convertible securities, preferred stock and the allowance for loan losses. Under current requirements, the minimum total capital ratio, consisting of both Tier I and Tier II capital, is 8.00% and the minimum Tier I capital ratio is 4.00%. At September 30, 1997, FNB Corp. and the Bank had total capital ratios of 15.78% and 15.45%, respectively, and Tier I capital ratios of 14.75% and 14.41%.

     The leverage capital ratio, which serves as a minimum capital standard, considers Tier I capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At September 30, 1997, FNB Corp. and the Bank had leverage capital ratios of 9.86% and 9.63%, respectively.

     The Bank is also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, the Bank must have a minimum ratio for total capital of 10.00%, for Tier I capital of 6.00% and for leverage capital of 5.00%. As noted above, the Bank met all of those ratio requirements at September 30, 1997 and, accordingly, is well-capitalized under the regulatory framework for prompt corrective action.

BALANCE SHEET REVIEW

     Total assets at September 30, 1997 were higher than at September 30, 1996 and December 31, 1996 by $18,044,000 or 6.0% and $13,567,000 or 4.4%,
respectively; deposits were ahead by $10,169,000 or 3.8% and $6,703,000 or 2.5%. The balance of retail repurchase agreements, a program that has tended to transfer funds away from deposits, amounted to $7,297,000 at September 30, 1997, $3,809,000 at September 30, 1996 and $3,725,000 at December 31, 1996. Average
assets increased $24,385,000 or 8.5% in the first nine months of 1997 compared to the same period in 1996, while average deposits increased $20,060,000 or 8.0%; the third quarter increases being $27,147,000 or 9.4% and $19,934,000 or 7.8%, respectively.

Investment Securities

     Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. Although the growth in loans exceeded that for total assets during the twelve-month period ended September 30, 1997, the level of investment securities was increased by a net amount of $4,712,000 or 5.6% due to the redeployment of funds previously invested as federal funds sold. In the first nine months of 1997, however, when loan growth again exceeded that for total assets, there was a net reduction in the level of investment securities of $2,156,000 or 2.4%. Investable funds not otherwise utilized are temporarily invested on an overnight basis as federal funds sold, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

Loans

     The Corporation's primary source of revenue and largest component of earning assets is the loan portfolio. Loans increased $20,354,000 or 10.6% during the twelve-month period ended September 30, 1997. The net loan increase during the first nine months of 1997 was $16,229,000 or 8.3%. Average loans were $17,119,000 or 9.2% higher in the first nine months of 1997 than in the same period of 1996. The ratio of average loans to average deposits, in comparing nine-month periods, increased from 73.4% in 1996 to 74.3% in 1997. The ratio of loans to deposits at September 30, 1997 was 76.1%.

     Loan growth and the composition of the loan portfolio are being affected by management's decision in June 1996 to discontinue the purchase of retail installment loan contracts from automobile and equipment dealers (see "Business Development Matters"). The outstanding balance of these loan contracts, which are primarily included in consumer loans, experienced a net decrease of $12,461,825 during the twelve-month period ended September 30, 1997. Consequently, total consumer loans declined significantly during that period. Other consumer loan elements, including credit cards and home equity lines of credit, have continued to grow. Changes in the credit card operation are discussed in "Business Development Matters". The commercial loan portfolio and the residential construction and mortgage loan portfolio have each experienced strong gains during both the twelve-month period ended September 30,1997 and the first nine months of 1997.

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

     The Bank's level and mix of deposits has been specifically affected by the following factors. A promotion that offered premium-rate certificates of deposit, based on a selected maturities, has resulted in a significant portion of the $6,426,000 increase in time deposits during the twelve-month period ended September 30, 1997. Similarly, money market accounts have been increased by a new high-yield product introduced in the 1996 fourth quarter. As noted in the "Balance Sheet Review", the retail repurchase agreements program has tended to transfer funds away from deposits. The balance of retail repurchase agreements was $7,297,000 at September 30, 1997 and $3,809,000 at September 30, 1996.
Further, the level of time deposits obtained from governmental units fluctuates, amounting to $23,169,000, $20,673,000 and $21,602,000 at September 30, 1997,
September 30, 1996 and December 31, 1996, respectively.

BUSINESS DEVELOPMENT MATTERS

     As discussed in the "Overview" and in Note 3 to Consolidated Financial Statements, the Corporation has entered into a definitive agreement to acquire a savings bank which will be merged, upon the expected completion of the transaction in the first quarter of 1998, into the Bank.

     During 1994, a new credit card operation was established in which the Bank carries its own credit card receivables as opposed to the former fee-based arrangement under which accounts were generated for and owned by a correspondent bank. As part of the new credit card strategy, extensive marketing efforts were undertaken in 1995, primarily to Bank customers. Credit card receivables amounted to $2,390,753, $2,067,226 and $2,257,204 at September 30, 1997,
September 30, 1996 and December 31, 1996, respectively. Additionally, the merchant services aspect of credit card operations has been shifted to an in-house basis from the prior correspondent arrangement.

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

     Management decided in March 1996 that the Bank would discontinue the purchase of retail installment loan contracts from automobile and equipment dealers, due largely to the declining yields that were being experienced in this loan program. Contracts of this nature included in loans amounted to $11,640,487, $24,102,312 and $20,355,367 at September 30, 1997, September 30,
1996 and December 31, 1996, respectively. While there will be no purchases of new contracts, current plans call for the collection of outstanding loans based on their contractual terms. It is expected that the funds previously invested in this loan program will be redeployed, as loan payments occur, to other loan programs or to the investment securities portfolio.

TABLE 1
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Taxable Equivalent Basis, Dollars in Thousands)

                                                            1997                           1996
                                               -----------------------------   ----------------------------
THREE MONTHS ENDED SEPTEMBER 30                                      Average                        Average
                                                          Interest    Rates               Interest   Rates
                                               Average     Income/   Earned/   Average     Income/  Earned/
                                               Balance     Expense     Paid    Balance     Expense    Paid
                                               --------    --------    ----    --------    --------   ----
EARNING ASSETS
Loans (2) (3)                                  $202,287    $ 13,876    9.17%   $185,168    $ 12,403   8.92%
Investment securities:
     Taxable income                              71,710       3,778    7.03      70,215       3,685   7.00
     Non-taxable income (2)                      17,429       1,061    8.12      13,934         889   8.50
Federal funds sold                                2,225          91    5.44         812          32   5.20
                                               --------    --------    ----    --------    --------   ----
          Total earning assets                  293,651      18,806    8.55     270,129      17,009   8.39
                                               --------    --------    ----    --------    --------   ----

Cash and due from banks                           9,812                           9,130
Other assets, net                                 8,277                           8,096
                                               --------                        --------
          TOTAL ASSETS                         $311,740                        $287,355
                                               ========                        ========

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
     NOW accounts                              $ 37,640         503    1.79    $ 34,584         505   1.94
     Savings deposits                            29,497         516    2.34      30,333         577   2.53
     Money market accounts                       18,792         502    3.57      15,934         325   2.71
     Certificates and other time deposits       149,580       6,093    5.45     136,038       5,505   5.39
Retail repurchase agreements                      5,740         192    4.45       3,957         129   4.33
Federal funds purchased                             535          23    5.69       1,017          42   5.56
                                               --------    --------    ----    --------    --------   ----
          Total interest-bearing liabilities    241,784       7,829    4.33     221,863       7,083   4.25
                                               --------    --------    ----    --------    --------   ----

Noninterest-bearing demand deposits              36,918                          35,478
Other liabilities                                 2,952                           2,906
Shareholders' equity                             30,086                          27,108
                                               --------                        --------
          TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY          $311,740                        $287,355
                                               ========                        ========

NET INTEREST INCOME AND SPREAD                             $ 10,977    4.22%               $  9,926   4.14%
                                                           ========    ====                ========   ====

NET YIELD ON EARNING ASSETS                                            4.99%                          4.90%
                                                                       ====                           ====

                                                        1997 Versus 1996
                                               --------------------------------
NINE MONTHS ENDED SEPTEMBER 30                    Interest Variance
                                                     due to (1)
                                               --------------------       Net
                                                Volume       Rate       Change
                                               --------    --------    --------
EARNING ASSETS
Loans (2) (3)                                  $  1,131    $    342    $  1,473
Investment securities:
     Taxable income                                  77          16          93
     Non-taxable income (2)                         214         (42)        172
Federal funds sold                                   58           1          59
                                               --------    --------    --------
          Total earning assets                    1,480         317       1,797
                                               --------    --------    --------

Cash and due from banks
Other assets, net

          TOTAL ASSETS


INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
     NOW accounts                                    40         (42)         (2)
     Savings deposits                               (17)        (44)        (61)
     Money market accounts                           64         113         177
     Certificates and other time deposits           529          59         588
Retail repurchase agreements                         59           4          63
Federal funds purchased                             (20)          1         (19)
                                               --------    --------    --------
          Total interest-bearing liabilities        655          91         746
                                               --------    --------    --------

Noninterest-bearing demand deposits
Other liabilities
Shareholders' equity

          TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY


NET INTEREST INCOME AND SPREAD                 $    825    $    226    $  1,051
                                               ========    ========    ========

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

TABLE 2
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Taxable Equivalent Basis, Dollars in Thousands)

                                                            1997                           1996
                                               -----------------------------   ----------------------------
THREE MONTHS ENDED SEPTEMBER 30                                      Average                        Average
                                                          Interest    Rates               Interest   Rates
                                               Average     Income/   Earned/   Average     Income/  Earned/
                                               Balance     Expense     Paid    Balance     Expense    Paid
                                               --------    --------    ----    --------    --------   ----
EARNING ASSETS
Loans (2) (3)                                  $208,472    $  4,859    9.26%   $187,263    $  4,229   8.98%
Investment securities:
     Taxable income                              70,150       1,233    7.03      68,506       1,185   6.92
     Non-taxable income (2)                      17,640         355    8.04      14,715         307   8.35
Federal funds sold                                1,900          27    5.60       1,291          17   5.23
                                               --------    --------    ----    --------    --------   ----
          Total earning assets                  298,162       6,474    8.64     271,775       5,738   8.41
                                               --------    --------    ----    --------    --------   ----

Cash and due from banks                           9,863                           9,421
Other assets, net                                 8,364                           8,046
                                               --------                        --------
          TOTAL ASSETS                         $316,389                        $289,242
                                               ========                        ========

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
     NOW accounts                              $ 38,283         173    1.79    $ 34,653         156   1.79
     Savings deposits                            29,294         171    2.32      30,159         186   2.44
     Money market accounts                       19,628         187    3.79      15,655         105   2.65
     Certificates and other time deposits       150,393       2,069    5.46     138,153       1,861   5.35
Retail repurchase agreements                      6,907          79    4.55       3,375          37   4.27
Federal funds purchased                             960          14    5.76         871          12   5.55
                                               --------    --------    ----    --------    --------   ----
          Total interest-bearing liabilities    245,465       2,693    4.35     222,866       2,357   4.20
                                               --------    --------    ----    --------    --------   ----

Noninterest-bearing demand deposits              36,818                          35,862
Other liabilities                                 3,162                           2,765
Shareholders' equity                             30,944                          27,749
                                               --------                        --------
          TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY          $316,389                        $289,242
                                               ========                        ========

NET INTEREST INCOME AND SPREAD                             $  3,781    4.29%               $  3,381   4.21%
                                                           ========    ====                ========   ====

NET YIELD ON EARNING ASSETS                                            5.06%                          4.97%
                                                                       ====                           ====

                                                        1997 Versus 1996
                                               --------------------------------
THREE MONTHS ENDED SEPTEMBER 30                  Interest Variance
                                                     due to (1)
                                               --------------------       Net
                                                Volume       Rate       Change
                                               --------    --------    --------
EARNING ASSETS
Loans (2) (3)                                  $    494    $    136    $    630
Investment securities:
     Taxable income                                  29          19          48
     Non-taxable income (2)                          59         (11)         48
Federal funds sold                                    9           1          10
                                               --------    --------    --------
          Total earning assets                      591         145         736
                                               --------    --------    --------

Cash and due from banks
Other assets, net

          TOTAL ASSETS


INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
     NOW accounts                                    17        --            17
     Savings deposits                                (5)        (10)        (15)
     Money market accounts                           30          52          82
     Certificates and other time deposits           169          39         208
Retail repurchase agreements                         40           2          42
Federal funds purchased                               1           1           2
                                               --------    --------    --------
          Total interest-bearing liabilities        252          84         336
                                               --------    --------    --------

Noninterest-bearing demand deposits
Other liabilities
Shareholders' equity

          TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY


NET INTEREST INCOME AND SPREAD                 $    339    $     61    $    400
                                               ========    ========    ========

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

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended September 30, 1997.


                   ------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FNB Corp.
                                                (Registrant)


Date: November 7, 1997                          By: /s/ Jerry A. Little
                                                    ----------------------------
                                                    Jerry A. Little
                                                    Treasurer and Secretary
                                                    (Principal Financial and
                                                    Accounting Officer)

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

   10.30 Copy of Stock Compensation Plan, as amended, effective May 13, 1997, incorporated herein by reference to Exhibit 10.30 the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1997.

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