Form 10-K
period 1997-12-31
FNB CORP/NC
filed 1998-03-31
CIK 764811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997
                                    OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

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

Registrant's telephone number, including area code: (336) 626-8300 Securities registered pursuant to Section 12(b) of the Act: None
Securities pursuant to Section 12(g) of the Act:
                    Common Stock, par value $2.50 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. |_|

As of March 19, 1998, the aggregate market value of voting stock held by nonaffiliates of the registrant, assuming, without admission, that all directors and officers of the registrant may be deemed affiliates, was $88,635,993.

The registrant had 3,650,686 shares of $2.50 par value common stock outstanding at March 19, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference into Part II.

Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 12, 1998 are incorporated by reference into Part III.

                                     PART I

Item 1.  Business

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

     The Bank has a Trust and Investment Services Division that offers traditional trust and estate settlement services, investment management programs, brokerage services and tax-deferred annuities. In 1995, the Trust and Investment Services Division began offering investment products and services through "FNB Investor Services", a service provided by Liberty Securities.

     On June 3, 1997, the Corporation entered into a definitive agreement to acquire Home Savings Bank of Siler City, Inc., SSB ("Home Savings") of Siler City, North Carolina. Under terms of the agreement, Home Savings shareholders were to receive $15.50 per share, either in FNB Corp. common stock or in cash or a combination thereof, subject to the limitation that FNB Corp. common stock issued in the merger would be not more than 60% and not less than 50% of the total consideration. On January 28, 1998, as permitted by the agreement, the Board of Directors of Home Savings exercised its right to terminate the proposed combination due to the increase in the market value of FNB Corp. common stock above a specified level.

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

     The Corporation incurred certain costs in connection with the proposed acquisitions. Those costs, which had been initially deferred, are included in merger expenses in the consolidated statements of income and amounted to $305,000 and $186,350 for the years ended December 31, 1997 and 1995, respectively.

     During 1994, a new credit card operation was established in which the Bank carries its own credit card receivables as opposed to the former fee-based arrangement under which accounts were generated for and owned by a correspondent bank. As part of the new credit card strategy, extensive marketing efforts were undertaken in 1995, primarily to Bank customers. Credit card receivables amounted to $2,579,799, $2,257,204 and $1,524,718 at December 31, 1997, 1996 and
1995, respectively. Additionally, the merchant aspect of credit card operations has been shifted to an in-house basis from the prior correspondent arrangement.

     In a significant 1994 development, the Bank elected to outsource all of its data processing, item capture and statement rendering operations. The conversion to a service bureau arrangement was completed in the 1994 fourth quarter. The major items of data processing equipment that were no longer needed by the Bank were acquired by the new processor. Subsequent to the 1994 data processing changes and without resuming any of the outsourced operations, the Bank has significantly increased its investment in computer equipment through expanded use of personal computer networks. The new networks allow for a more direct input of basic loan and deposit account information to the data files maintained by the service bureau. Capital expenditures in 1995, which totaled $1,302,230, related primarily to the increase in computer equipment. Since most of this equipment was not placed into service until late in 1995, the full effect on annual depreciation expense was not recognized until 1996. Approximately one-third of 1996 and one-half of 1997 capital expenditures, which totaled $1,019,109 and $477,852, respectively, also related to personal computer networks.

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

     Management decided in March 1996 that the Bank would discontinue the purchase of retail installment loan contracts from automobile and equipment dealers, due largely to the declining yields being experienced in this loan program. Contracts of this nature included in loans at December 31, 1997, 1996 and 1995 amounted to $9,674,229, $20,355,367 and $33,525,143, respectively.
While there will be no purchases of new contracts, current plans call for the collection of outstanding loans based on their contractual terms. The funds previously invested in this loan program are being redeployed, as loan payments occur, to other loan programs or to the investment securities portfolio.

Year 2000 Issue

     The Corporation is aware of the issue associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems and other equipment incorporating computer components will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     The Corporation relies on vendors for all computer programming and equipment. An internal assessment of the year 2000 situation was completed in January 1997. The assessment included computer software, computer hardware and other equipment incorporating computer components that are date sensitive. The Corporation has monitored the status of its vendors and continues to evaluate vendors for adherence to their year 2000 plans. To date, confirmations have been received from the Corporation's primary processing vendors that plans have been implemented to address the processing of transactions in the year 2000.

     The Corporation is utilizing both internal and external resources to identify, correct or reprogram, and test systems for year 2000 compliance. The vendors anticipate that all reprogramming efforts will be completed by December 31, 1998, allowing adequate time for testing. Management estimates the cost of year 2000 compliance will be approximately $200,000, which primarily includes capital expenditures relating to computer equipment expected to be replaced in 1998 and 1999. In 1997, the cost related to year 2000 compliance was immaterial.

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

Employees

     As of December 31, 1997, the Parent Company had three officers, all of whom were also officers of the Bank. On that same date, the Bank had 127 full-time employees and 19 part-time employees. The Bank considers its relationship with its employees to be excellent. The Bank provides employee benefit programs, including a noncontributory defined benefit pension plan, matching retirement/savings plan, group life, health and dental insurance, paid vacations, sick leave, and health care and life insurance benefits for retired employees.

Item 2.  Properties

     The main offices of the Bank and the principal executive offices of the Parent Company are located in an office building at 101 Sunset Avenue, Asheboro, North Carolina. The premises contain approximately 36,500 square feet of office space. The Bank also has other community offices in Asheboro, Archdale, Biscoe, Ramseur, Randleman, Seagrove and Siler City, North Carolina. Except as noted below, all premises are owned by the Bank in fee. The Randolph Mall office in Asheboro is under a lease expiring January 31, 2002. The Bush Hill office in Archdale is under a lease expiring January 31, 2002, with lease renewal options for up to an additional 20-year term. The land on which the Seagrove Office is situated is under a lease expiring June 30, 2016. At that time, the land is subject to a purchase option at a fixed price or lease renewal options for up to an additional 30-year term.

Item 3.  Legal Proceedings

         Not applicable.

Item 4.  Submission of Matters To A Vote Of Security Holders

         Not applicable.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

     Information with respect to FNB Corp. common stock, appearing under the headings "Common Stock" and "Market Makers" of the section entitled "General Information" and under the heading "Table 11 - Quarterly Financial Data" of the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report to Shareholders, is incorporated herein by reference.

Item 6.  Selected Financial Data

     The section entitled "Five Year Financial History" in the 1997 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

     Information with respect to market risk, appearing under the heading "Market Risk" of the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report to Shareholders, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The consolidated financial statements of FNB Corp. and subsidiary and the opinion of KPMG Peat Marwick LLP, independent certified public accountants, with respect thereto, are incorporated herein by reference, as identified below, from the 1997 Annual Report to Shareholders.


     Independent Auditors' Report

     Consolidated Balance Sheets, December 31, 1997 and 1996

     Consolidated Statements of Income, years ended
     December 31, 1997, 1996 and 1995

     Consolidated Statements of Shareholders' Equity, years ended
     December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows, years ended
     December 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements

     Information with respect to quarterly financial data, appearing under the heading "Table 11 - Quarterly Financial Data" of the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report to Shareholders, is incorporated herein by reference,

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         Not Applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information with respect to directors, appearing under the heading "Election of Directors" in the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 12, 1998, is incorporated herein by reference. Information with respect to executive officers, appearing under the heading "Executive Officers" in the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 12, 1998, is incorporated herein by reference. Information with respect to delinquent filers pursuant to Item 405 of Regulation S-K, appearing under the heading "Security Ownership of Management" in the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 12, 1998, is incorporated herein by reference.

Item 11.  Executive Compensation

     Information with respect to executive compensation, appearing under the heading "Executive Compensation" in the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 12, 1998, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information with respect to security ownership of certain beneficial owners and management, appearing under the headings "Voting Securities Outstanding and Principal Shareholders" and "Security Ownership of Management" in the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 12, 1998, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information with respect to certain relationships and related transactions, appearing under the heading "Indebtedness of Officers and Directors" in the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 12, 1998, is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) (1) The financial statements listed in Item 8 of Part II of this report are filed as part of this report.

          (2) The financial statement schedules normally required on Form 10-K are omitted since they are not applicable.

          (3) Exhibits to this report are listed in the index to exhibits on pages 12 and 13 of this report.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FNB Corp.
                                      (Registrant)


Date:    March 27, 1998               By:  /s/ Michael C. Miller
                                           -------------------------------------
                                           Michael C. Miller
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1998.

Signature                                              Title
---------                                              -----


/s/ Michael C. Miller                        President, Chief Executive
-------------------------------              Officer and Director
Michael C. Miller


/s/ Jerry A. Little                          Treasurer and Secretary
-------------------------------              (Principal Financial and
Jerry A. Little                              Accounting Officer)


/s/ James M. Culberson, Jr.                  Chairman of the Board
-------------------------------
James M. Culberson, Jr.


/s/ James M. Campbell, Jr.                   Director
-------------------------------
James M. Campbell, Jr.


/s/ Wilbert L. Hancock                       Director
-------------------------------
Wilbert L. Hancock


/s/ Thomas A. Jordan                         Director
-------------------------------
Thomas A. Jordan


/s/ R. Reynolds Neely, Jr.                   Director
-------------------------------
R. Reynolds Neely, Jr.

Signature                                              Title
---------                                              -----


/s/ Richard K. Pugh                          Director
-------------------------------
Richard K. Pugh


                                             Director
-------------------------------
J. M. Ramsay III


/s/ Charles W. Stout, M.D.                   Director
-------------------------------
Charles W. Stout, M.D.


/s/ Earlene V. Ward                          Director
-------------------------------
Earlene V. Ward

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

   10.30 Copy of Stock Compensation Plan, as amended effective May 13, 1997, incorporated herein by reference to Exhibit 10.30 to the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1997.

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

   10.40 Copy of Employment Agreement dated as of December 27, 1995 between First National Bank and Trust Company and Michael C. Miller, incorporated herein by reference to Exhibit 10.50 to the Registrant's Form 10-KSB Annual Report for the fiscal year ended December 31, 1995.

   13 Portions of the Registrant's 1997 Annual Report to Shareholders, which are incorporated into this report at the items so designated.

   21          Subsidiaries of the Registrant.

   23          Consent of Independent Auditors.

   27          Financial Data Schedule.