Form 10-Q
period 1998-03-31
FNB CORP/NC
filed 1998-05-14
CIK 764811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                                 (336) 626-8300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The registrant had 3,651,136 shares of $2.50 par value common stock outstanding at May 13, 1998.

                               PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            FNB Corp. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                                                  March 31,
                                                  ------------------------------------         December 31,
ASSETS                                                 1998                 1997                   1997
                                                  --------------       ----------------     ----------------
Cash and due from banks                           $    12,001,249       $    11,279,668     $    12,914,021
Federal funds sold                                      7,700,000             2,750,000           -
Investment securities:
     Available for sale, at estimated fair value
          (amortized cost of $37,172,371,
          $27,622,493 and $34,997,094)                 37,276,116            27,622,493          35,125,191
     Held to maturity (estimated fair value of
          $49,423,473, $57,975,089 and $52,234,241)    48,805,769            58,641,746          51,755,433
Loans                                                 226,807,950           201,186,836         217,450,749
     Less:    Allowance for loan losses                (2,374,454)           (2,043,565)         (2,293,495)
                                                  --------------       ----------------     ----------------
                     Net loans                        224,433,496           199,143,271         215,157,254
                                                  --------------       ----------------     ----------------
Premises and equipment                                  6,020,155             6,244,892           6,129,335
Other assets                                            4,746,187             4,457,073           4,574,070
                                                   --------------     -----------------     ---------------
                     TOTAL ASSETS                  $  340,982,972      $    310,139,143     $   325,655,304
                                                  ===============      ================     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest-bearing demand deposits           $   36,535,779      $     40,122,540     $    38,310,654
     Interest-bearing deposits:
          NOW, savings and money market deposits       95,380,330            85,675,779          88,779,811
          Time deposits of $100,000 or more            58,809,090            45,303,090          52,915,324
          Other time deposits                         104,239,227           101,875,481         100,541,785
                                                   --------------     -----------------     ---------------
                     Total deposits                   294,964,426           272,976,890         280,547,574
Retail repurchase agreements                            9,441,323             4,564,338           7,436,625
Federal funds purchased                                         -                  -              2,400,000
Other liabilities                                       3,858,345             3,177,499           3,369,747
                                                   --------------     -----------------     ---------------
                     TOTAL LIABILITIES                308,264,094           280,718,727         293,753,946
                                                   --------------     -----------------     ---------------

Shareholders' equity:
     Preferred stock - $10.00 par value;
          authorized 200,000 shares, none issued                -                     -                   -
     Common stock - $2.50 par value;
          authorized 5,000,000 shares, issued
          shares - 3,650,686, 1,811,104 and 1,819,825   9,126,715             4,527,760           4,549,563
     Surplus                                                    -               323,452             527,627
     Retained earnings                                 23,523,690            24,708,010          26,739,624
     Accumulated other comprehensive income:
          Net unrealized securities gains (losses)         68,473              (138,806)             84,544
                                                   --------------     -----------------     ---------------
                     TOTAL SHAREHOLDERS' EQUITY        32,718,878            29,420,416          31,901,358
                                                   --------------     -----------------     ---------------

                     TOTAL LIABILITIES AND
                            SHAREHOLDERS' EQUITY   $  340,982,972      $    310,139,143      $  325,655,304
                                                  ===============      ================     ===============

          See accompanying notes to consolidated financial statements.

                            FNB Corp. and Subsidiary

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                 Three Months Ended
                                                                      March 31,
                                                       ----------------------------------------
                                                             1998                   1997
                                                       -----------------      -----------------
INTEREST INCOME:
     Interest and fees on loans                        $     5,074,452        $     4,428,072
     Interest and dividends on investment securities:
          Taxable income                                      1,110,091              1,208,455
          Non-taxable income                                    237,288                227,991
     Federal funds sold                                          61,078                 28,151
                                                       -----------------      -----------------
                    Total interest income                     6,482,909              5,892,669
                                                       -----------------      -----------------

INTEREST EXPENSE:
     Deposits                                                 2,711,950              2,509,933
     Retail repurchase agreements                                95,614                 44,305
     Federal funds purchased                                      1,265                  4,608
                                                       -----------------      -----------------
                    Total interest expense                    2,808,829              2,558,846
                                                       -----------------      -----------------

NET INTEREST INCOME                                           3,674,080              3,333,823
     Provision for loan losses                                  160,000                125,000
                                                       -----------------      -----------------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                          3,514,080              3,208,823
                                                       -----------------      -----------------

OTHER OPERATING INCOME:
     Service charges on deposit accounts                        405,690                345,909
     Annuity and brokerage commissions                           44,267                 91,227
     Cardholder and merchant services income                     77,394                 86,390
     Other service charges, commissions and fees                105,717                102,448
     Other income                                                82,704                 37,915
                                                       -----------------      -----------------
                    Total other operating income                715,772                663,889
                                                       -----------------      -----------------

OTHER OPERATING EXPENSE:
     Personnel expense                                        1,348,495              1,256,366
     Net occupancy expense                                      129,455                148,468
     Furniture and equipment expense                            217,619                194,964
     Data processing services                                   304,879                274,665
     Other expense                                              662,776                525,243
                                                       -----------------      -----------------
                    Total other operating expense             2,663,224              2,399,706
                                                       -----------------      -----------------

INCOME BEFORE INCOME TAXES                                    1,556,628              1,473,006
Income taxes                                                    480,671                440,256
                                                       -----------------      -----------------

NET INCOME                                             $      1,085,957       $      1,032,750
                                                       =================      =================

Net income per common share:
     Basic                                             $            .30       $            .29
     Diluted                                                        .29                    .28
                                                       =================      =================
Weighted average number of shares outstanding:
     Basic                                                    3,644,339              3,617,550
     Diluted                                                  3,791,946              3,681,366
                                                       =================      =================

Cash dividends declared per common share               $            .10       $            .09
                                                       =================      =================

          See accompanying notes to consolidated financial statements.

                            FNB Corp. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                     ----------------------------------------
                                                                           1998                   1997
                                                                     -----------------      -----------------
OPERATING ACTIVITIES:
     Net income                                                      $      1,085,957       $      1,032,750
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depreciation and amortization of premises and equipment             202,883                185,274
          Provision for loan losses                                           160,000                125,000
          Deferred income taxes (benefit)                                      86,597                (22,856)
          Deferred loan fees and costs, net                                    80,023                114,199
          Premium amortization and discount accretion
                 of investment securities, net                                (32,689)               (20,569)
          Amortization of intangibles                                           6,085                  8,081
          Net increase in loans held for sale                              (3,570,269)                     -
          Increase in other assets                                           (324,646)              (162,300)
          Increase in other liabilities                                       603,787                543,598
                                                                     -----------------      -----------------
                    NET CASH PROVIDED BY
                         (USED IN) OPERATING ACTIVITIES                    (1,702,272)             1,803,177
                                                                     -----------------      -----------------

INVESTING ACTIVITES:
     Available-for-sale securities:
          Proceeds from maturities and calls                                8,094,944             10,781,594
          Purchases                                                       (10,232,868)            (9,721,940)
     Held-to-maturity securities:
          Proceeds from maturities and calls                                7,802,250              2,749,844
          Purchases                                                        (4,854,984)                     -
     Net increase in loans                                                 (5,929,529)            (6,113,931)
     Proceeds from sales of premises and equipment                                440                    130
     Purchases of premises and equipment                                     (192,238)              (139,695)
     Other, net                                                                49,395                 16,357
                                                                     -----------------      -----------------
                    NET CASH USED IN INVESTING ACTIVITIES                  (5,262,590)            (2,427,641)
                                                                     -----------------      -----------------

FINANCING ACTIVITIES:
     Net increase in deposits                                              14,416,852              1,596,825
     Increase in retail repurchase agreements                               2,004,698                839,409
     Decrease in federal funds purchased                                   (2,400,000)              (575,000)
     Common stock issued                                                      112,703                120,217
     Cash dividends paid                                                     (382,163)              (379,469)
                                                                     -----------------      -----------------
                    NET CASH PROVIDED BY FINANCING ACTIVITIES              13,752,090              1,601,982
                                                                     -----------------      -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   6,787,228                977,518
Cash and cash equivalents at beginning of period                           12,914,021             13,052,150
                                                                     -----------------      -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $     19,701,249       $     14,029,668
                                                                     =================      =================
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
          Interest                                                   $      2,593,968       $      2,383,737
          Income taxes                                                         65,300                 24,500

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

         Certain items for 1997 have been reclassified to conform with the 1998 presentation. The reclassifications have no effect on the financial position or results of operations as previously reported.

         Share and per share information in the consolidated financial statements and related notes thereto have been restated, where appropriate, to reflect the two-for-one common stock split declared on February 19, 1998 and paid to shareholders in the form of a 100% stock dividend on March 18, 1998.

2. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

3. In December 1997, The Corporation adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share (EPS) data. SFAS No. 128 simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. Under SFAS No. 128, basic EPS replaces the former presentation of primary EPS. Also, a dual presentation of basic and diluted EPS is required on the face of the income statement for all entities with complex capital structures, and a reconciliation must be provided of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In accordance with SFAS No. 128, all prior period EPS data has been restated.

         Basic net income per share, or basic EPS, is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if the Corporation's dilutive stock options were exercised. The numerator of the basic EPS computation is the same as the numerator of the diluted EPS computation for all periods presented. A reconciliation of the denominators of the basic and diluted EPS computations is as follows:

                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                        1998            1997
                                                     ---------        ---------
         Basic EPS denominator - Weighted average
              number of  common shares outstanding   3,644,339        3,617,550
         Dilutive share effect arising from assumed
              exercise of stock options                147,607           63,816
                                                     ----------       ---------
         Diluted EPS denominator                     3,791,946        3,681,366
                                                     =========        =========



4. On January 1, 1998, The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and surplus in the equity section of a statement of financial position. In accordance with the provisions of SFAS No. 130, comparative financial statements presented for earlier periods have been reclassified to reflect the provisions of the statement.

         Comprehensive income is the change in equity of a Corporation during the period from transactions and other events and circumstances from nonowner sources and, accordingly, includes both net income and amounts referred to as other comprehensive income. The Corporation's other comprehensive income for the three months ended March 31, 1998 and 1997 consisted of unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the three months ended March 31, 1998 and 1997 amounted to $1,069,886 and $858,956, respectively.

5. Loans as presented are reduced by net unearned income of $346,323, $55,814, and $269,599 at March 31, 1998, March 31, 1997 and December
         31, 1997, respectively.

6.       Significant components of other expense were as follows:

                                                        Three Months Ended
                                                              March 31,
                                                    -------------------------
                                                      1998             1997
                                                    --------         --------
         Advertising and marketing                  $120,554         $ 21,863
         Stationery, printing and supplies            89,062           92,586

7. On June 3, 1997, the Corporation entered into a definitive agreement to acquire Home Savings Bank of Siler City, Inc., SSB ("Home Savings") of Siler City, North Carolina. Under terms of the agreement, Home Savings shareholders were to receive $15.50 per share, either in FNB Corp. common stock or in cash or a combination thereof, subject to the limitation that FNB Corp. common stock issued in the merger would be not more than 60% and not less than 50% of the total consideration. On January 28, 1998, as permitted by the agreement, the Board of Directors of Home Savings exercised its right to terminate the proposed combination due to the increase in the market value of FNB Corp. common stock above a specified level.

         The Corporation incurred certain costs in connection with the proposed acquisition. Those costs, which had been initially deferred, amounted to $305,000 and were charged to expense in the fourth quarter of 1997.

8. In the opinion of management, the financial information furnished in this report includes all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results for the periods presented.

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

OVERVIEW

         The Corporation earned $1,085,957 in the first quarter of 1998, a 5.2% increase over the same period in 1997. Basic earnings per share, adjusted for the two-for-one common stock split in March 1998, increased from $.29 to $.30 in comparing these first quarter periods and diluted earnings per share increased from $.28 to $.29. Total assets were $340,982,972 at March 31, 1998, up 9.9%
from March 31, 1997 and 4.7% from December 31, 1997. Loans amounted to $226,807,950 at March 31, 1998, increasing 12.7% from March 31, 1997 and 4.3%
from December 31, 1997. Total deposits grew 8.1% from March 31, 1997 and 5.1% from December 31, 1997 to $294,964,426 at March 31, 1998.

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

         The Corporation incurred certain costs in connection with the proposed acquisition. Those costs, which had been initially deferred, amounted to $305,000 and were charged to expense in the fourth quarter of 1997.

EARNINGS REVIEW

         The Corporation's net income increased $53,207 or 5.2% in the first quarter of 1998 compared to the same period of 1997. Earnings were positively impacted in the first quarter of 1998 by an increase in net interest income of $340,257 or 10.2% and by a $51,883 increase in total other operating income. These gains were significantly offset, however, by a $263,518 increase in total other operating expense and by a $35,000 increase in the provision for loan losses.

         On an annualized basis, return on average assets decreased from 1.34% in the first quarter of 1997 to 1.31% in the first quarter of 1998. Return on average shareholders' equity decreased from 14.09% to 13.33% in comparing the same periods.

NET INTEREST INCOME

         Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

         Net interest income was $3,674,080 in the first quarter of 1998 compared to $3,333,823 in the same period of 1997. This increase of $340,257 or 10.2% resulted primarily from a 7.3% increase in the level of average earning assets coupled with an improvement in the net yield on earning assets, or net interest margin, from 4.92% in the first quarter of 1997 to 5.01% in the same period of 1998. On a taxable equivalent basis, the increase in net interest income in the first quarter of 1998 was $328,000, reflecting changes in the relative mix of taxable and non-taxable earning assets.

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

         The prime rate of interest has been relatively stable in recent years averaging 8.28% in 1996 and 8.44% in 1997. For the first quarter of 1998, the average prime rate was 8.50% compared to 8.27% in the same period of 1997. This general stability has tended to apply to the interest rates both earned and paid by the Bank. In comparing first quarter periods, the net interest spread increased by 9 basis points from 4.17% in 1997 to 4.26% in 1998, reflecting an increase in the average total yield on earning assets that was only partially offset by an increase in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets increased by 17 basis points from 8.49% in 1997 to 8.66% in 1998, while the cost of funds increased by 8 basis points from 4.32% to 4.40%.

PROVISION FOR LOAN LOSSES

         This provision is the charge against earnings to provide an allowance or reserve for possible future losses on loans. The amount of each period's charge is affected by several considerations including management's evaluation of various risk factors in determining the adequacy of the allowance (see "Asset Quality"), actual loan loss experience and loan portfolio growth. Earnings were negatively impacted in the first quarter of 1998 compared to the same period in 1997 by a $35,000 increase in the provision.

OTHER OPERATING INCOME

         Total other operating income, or noninterest income, increased $51,883 or 7.8% in the first quarter of 1998 compared to the same period in 1997, reflecting in part the general increase in the volume of business. The increase in service charges on deposit accounts was primarily due to the selected increases in service charge rates that became effective in the 1997 second quarter and to the higher level of income being generated by a NOW account version that provides a package of products and services for a stated monthly fee as a result of increases in the number of such NOW accounts and in the stated monthly fee, the new fee having become effective in the 1997 fourth quarter. The decline in annuity and brokerage commissions related to a general decrease in both sales of annuity products and the volume of brokerage services. Other income was higher due mainly to increases in trust revenues and in gains on loan sales.

OTHER OPERATING EXPENSE

         Total other operating expense, or noninterest expense, was $263,518 or 11.0% higher in the first quarter of 1998 compared to the same period in 1997 due largely to increased personnel expense, new advertising and marketing programs and the continuing effects of inflation. Personnel expense was impacted by increased staffing requirements and normal salary adjustments. Advertising and marketing expense, included in other expense, increased $98,691 due primarily to new programs undertaken in 1998 that include an advertising campaign based on customer testimonials and a major marketing plan centered around the phrase "Yes You Can".

INCOME TAXES

         The effective income tax rate increased from 29.9% in the first quarter of 1997 to 30.9% in the same period of 1998 due principally to an increase in the ratio of taxable to tax-exempt income.

LIQUIDITY

         Liquidity refers to the continuing ability of the Bank to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to the Parent Company for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from five major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold, (c) lines for the purchase of federal funds from other banks, (d) the $37,000,000 line of credit established at the Federal Home Loan Bank and (e) the available-for-sale securities portfolio. Further, while available-for-sale securities are intended to be a source of immediate liquidity, the entire investment securities portfolio is managed to provide both income and a ready source of liquidity. The average portfolio life of debt securities is approximately five years, resulting in a substantial level of maturities each year. All debt securities are of investment grade quality and, if the need arises, can be promptly liquidated on the open market or pledged as collateral for short-term borrowing.

         Consistent with its approach to liquidity, the Bank as a matter of policy does not solicit or accept brokered deposits for funding asset growth. Instead, loans and other assets are based on a core of local deposits and the Bank's capital position. To date, the steady increase in deposits, retail repurchase agreements and capital has been adequate to fund loan demand in the Bank's market area, while maintaining the desired level of immediate liquidity and a substantial investment securities portfolio available for both immediate and secondary liquidity purposes.

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

         The Bank's balance sheet is generally liability-sensitive, meaning that in a given period there will be more liabilities than assets subject to immediate repricing as market rates change. When immediately rate sensitive interest-bearing liabilities exceed rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 30 days is a portion of the NOW, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

         As a specific asset/liability management tool, the Bank, at March 31, 1998, had entered into two interest rate floor agreements with a correspondent bank to protect certain variable-rate loans from the downward effects of their repricing in the event of a decreasing rate environment. The total notional amount of each agreement is $10,000,000. The agreements require the correspondent bank to pay to the Bank the difference between the floor rate of interest of 7.50% in one agreement and 8.00% in the other agreement as compared to the prime rate of interest in the event that the prime rate is less. Any payments received under the agreements, net of premium amortization, will be treated as an adjustment of interest income on loans.

CAPITAL ADEQUACY

         Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier I and Tier II, as a percentage of risk-adjusted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier I capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier II capital, which is limited to the total of Tier I capital, includes allowable amounts of subordinated debt, mandatory convertible securities, preferred stock and the allowance for loan losses. Under current requirements, the minimum total capital ratio, consisting of both Tier I and Tier II capital, is 8.00% and the minimum Tier I capital ratio is 4.00%. At March 31, 1998, FNB Corp. and the Bank had total capital ratios of 15.38% and 14.99%, respectively, and Tier I capital ratios of 14.33% and 13.94%.

         The leverage capital ratio, which serves as a minimum capital standard, considers Tier I capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At March 31, 1998, FNB Corp. and the Bank had leverage capital ratios of 9.88% and 9.61%, respectively.

         The Bank is also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, the Bank must have a minimum ratio for total capital of 10.00%, for Tier I capital of 6.00% and for leverage capital of 5.00%. As noted above, the Bank met all of those ratio requirements at March 31, 1998 and, accordingly, is well-capitalized under the regulatory framework for prompt corrective action.

BALANCE SHEET REVIEW

         Total assets at March 31, 1998 were higher than at March 31, 1997 and December 31, 1997 by $30,844,000 or 9.9% and $15,328,000 or 4.7%, respectively;
deposits were ahead by $21,987,000 or 8.1% and $14,416,000 or 5.1%. A portion of the asset growth was funded by retail repurchase agreements, which had increased at March 31, 1998 by $4,877,000 or 106.9% from March 31, 1997 and by $2,004,000 or 26.9% from December 31, 1997. Average assets increased $21,967,000 or 7.1% in the first quarter of 1998 compared to the same period in 1997, while average deposits increased $14,156,000 or 5.2% and average retail repurchase agreements increased $4,238,000 or 99.6%.

INVESTMENT SECURITIES

         Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. During the twelve-month period ended March 31, 1998, there was a net reduction in the level of investment securities of $182,000 or 0.2%, with a similar reduction of $799,000 or 0.9% occurring in the 1998 first quarter. Investable funds not otherwise utilized are temporarily invested on an overnight basis as federal funds sold, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

LOANS

         The Corporation's primary source of revenue and largest component of earning assets is the loan portfolio. Loans increased $25,621,000 or 12.7% during the twelve-month period ended March 31, 1998. The net loan increase during the first quarter of 1998 was $9,357,000 or 4.3%. Average loans were $25,055,000 or 12.7% higher in the first quarter of 1998 than in the same period of 1997. The ratio of average loans to average deposits, in comparing first quarter periods, increased from 72.6% in 1997 to 77.8% in 1998. The ratio of loans to deposits at March 31, 1998 was 76.9%.

         Loan growth and the composition of the loan portfolio are being affected by management's decision in March 1996 to discontinue the purchase of retail installment loan contracts from automobile and equipment dealers (see "Business Development Matters"). The outstanding balance of these loan contracts, which are primarily included in consumer loans, experienced a net decrease of $9,668,456 during the twelve-month period ended March 31, 1998. Consequently, total consumer loans declined significantly during that period. The commercial and agricultural loan portfolio and the 1-4 family residential mortgage loan portfolio have each experienced strong gains during both the twelve-month period ended March 31,1998 and the first quarter of 1998.

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

         Management's policy in regard to past due loans is conservative and normally requires a prompt charge-off to the allowance for loan losses following timely collection efforts and a thorough review. Further efforts are then pursued through various means available. Loans carried in a nonaccrual status are generally collateralized and the possibility of future losses is considered in the determination of the allowance for loan losses.

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

         The Bank's level and mix of deposits has been specifically affected by the following factors. Time deposits of $100,000 or more increased $13,506,000 during the twelve-month period ended March 31, 1998. Similarly, money market accounts grew $5,775,000 due to a new high-yield product first introduced in the 1996 fourth quarter. Further, the level of time deposits obtained from governmental units fluctuates, amounting to $25,905,000, $21,504,000 and $24,431,000 at March 31, 1998, March 31, 1997 and December 31, 1997,
respectively.

BUSINESS DEVELOPMENT MATTERS

         As discussed in the "Overview" and in Note 7 to Consolidated Financial Statements, the Corporation in 1997 entered into a definitive agreement to acquire Home Savings Bank of Siler City, Inc., SSB ("Home Savings") of Siler City, North Carolina. On January 28, 1998, as permitted by the agreement, the Board of Directors of Home Savings exercised its right to terminate the proposed combination due to the increase in the market value of FNB Corp. common stock above a specified level.

         Management decided in March 1996 that the Bank would discontinue the purchase of retail installment loan contracts from automobile and equipment dealers, due largely to the declining yields being experienced in this loan program. Contracts of this nature included in loans amounted to $7,591,349, $17,259,805 and $9,674,229 at March 31, 1998, March 31, 1997 and December 31,
1997, respectively. While there will be no purchases of new contracts, current plans call for the collection of outstanding loans based on their contractual terms. The funds previously invested in this loan program are being redeployed, as loan payments occur, to other loan programs or to the investment securities portfolio.

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

         The Corporation is utilizing both internal and external resources to identify, correct or reprogram, and test systems for year 2000 compliance. The vendors anticipate that all reprogramming efforts will be completed by December 31, 1998, allowing adequate time for testing. Management estimates the cost of year 2000 compliance will be approximately $200,000, the majority of such cost relating to computer equipment expected to be replaced in 1998 and 1999. Through March 31, 1998, the cost related to year 2000 compliance was immaterial.

TABLE 1
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Taxable Equivalent Basis, Dollars in Thousands)

                                                                         1998                                1997
                                                          ----------------------------------     -----------------------------
THREE MONTHS ENDED MARCH 31                                                          Average                          Average
                                                                         Interest     Rates                 Interest    Rates
                                                            Average      Income/     Earned/      Average    Income/   Earned/
                                                            Balance      Expense      Paid        Balance    Expense    Paid
                                                          -----------  ------------  -------    ---------- ---------- -------
EARNING ASSETS
Loans (2) (3)                                             $  222,585   $     5,080     9.23%    $  197,530 $   4,441    9.09%
Investment securities (2):
     Taxable income                                           65,806         1,187     7.22         73,533     1,294    7.04
     Non-taxable income                                       18,926           369     7.80         17,345       356    8.20
Federal funds sold                                             4,446            61     5.57          2,171        28    5.26
                                                          -----------  ------------  -------    ---------- ---------- -------
          Total earning assets                               311,763         6,697     8.66        290,579     6,119    8.49
                                                          -----------  ------------  -------    ---------- ---------- -------

Cash and due from banks                                       10,380                                 9,752
Other assets, net                                              8,407                                 8,252
                                                          -----------                           ----------
          TOTAL ASSETS                                    $  330,550                            $  308,583
                                                          ===========                           ==========

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
     NOW accounts                                         $   39,740           173     1.76     $   36,318       157    1.76
     Savings deposits                                         28,076           160     2.31         29,538       173    2.38
     Money market accounts                                    23,051           221     3.89         17,837       146    3.31
     Certificates and other time deposits                    159,426         2,158     5.49        152,066     2,034    5.42
Retail repurchase agreements                                   8,494            96     4.57          4,256        44    4.22
Federal funds purchased                                           84             1     6.11            345         5    5.42
                                                          -----------  ------------  -------    ---------- ---------- -------
          Total interest-bearing liabilities                 258,871         2,809     4.40        240,360     2,559    4.32
                                                          -----------  ------------  -------    ---------- ---------- -------

Noninterest-bearing demand deposits                           35,895                                36,273
Other liabilities                                              3,206                                 2,628
Shareholders' equity                                          32,578                                29,322
                                                          -----------                           ----------
          TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY                     $  330,550                            $  308,583
                                                          ===========                           ==========

NET INTEREST INCOME AND SPREAD                                         $     3,888     4.26%               $   3,560    4.17%
                                                                       ============  =======               ========== =======

NET YIELD ON EARNING ASSETS                                                            5.01%                            4.92%
                                                                                     =======                          =======


                                                                     1998 Versus 1997
                                                           -------------------------------
THREE MONTHS ENDED MARCH 31                                  Interest Variance
                                                                due to (1)
                                                           --------------------      Net
                                                             Volume      Rate       Change
                                                           ---------   --------    --------
EARNING ASSETS
Loans (2) (3)                                              $    570    $   69      $   639
Investment securities (2):
     Taxable income                                            (139)       32         (107)
     Non-taxable income                                          31       (18)          13
Federal funds sold                                               31         2           33
                                                           ---------   --------    --------
          Total earning assets                                  493        85          578
                                                           ---------   --------    --------

Cash and due from banks
Other assets, net

          TOTAL ASSETS


INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
     NOW accounts                                                16         -           16
     Savings deposits                                            (8)       (5)         (13)
     Money market accounts                                       47        28           75
     Certificates and other time deposits                        98        26          124
Retail repurchase agreements                                     48         4           52
Federal funds purchased                                          (5)        1           (4)
                                                           ---------   --------    --------
          Total interest-bearing liabilities                    196        54          250
                                                           ---------   --------    --------

Noninterest-bearing demand deposits
Other liabilities
Shareholders' equity

          TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY


NET INTEREST INCOME AND SPREAD                             $    297    $   31      $  328
                                                           =========   ========    ========

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

         The Bank's market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The structure of the Bank's loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. The Bank does not maintain a trading account nor is the Bank subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the Bank's asset/liability management function, which is discussed above in
Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Asset/Liability Management and Interest Rate Sensitivity".

         Management does not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis prepared and presented in conjunction with the Form 10-K Annual Report for the fiscal year ended December 31, 1997.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  Exhibits to this report are listed in the index to exhibits on pages 17 and 18 of this report.

         (b)      Reports on Form 8-K.

                  During the quarter ended March 31, 1998, the Registrant filed a Current Report on Form 8-K dated January 28, 1998, which reported under "Item 5" the termination by Home Savings Bank of Siler City, Inc., SSB ("Home Savings") of a definitive agreement entered into on June 3, 1997 by the Registrant and Home Savings, pursuant to which the Registrant intended to acquire Home Savings. This matter is further discussed in Note 6 to Consolidated Financial Statements.
                         ------------------------------

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FNB Corp.
                                      (Registrant)


Date:    May 13, 1998                 By:      /s/ Jerry A. Little
                                               -------------------
                                                   Jerry A. Little
                                                   Treasurer and Secretary
                                                   (Principal Financial and
                                                   Accounting Officer)

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

   27.10        Financial Data Schedule for the three months ended March 31, 1998.

   27.11        Restated Financial Data Schedule for the three months ended March 31, 1997.
