Form 10-Q
period 1998-06-30
FNB CORP/NC
filed 1998-08-14
CIK 764811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______________________ to____________________

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

The registrant had 3,651,137 shares of $2.50 par value common stock outstanding at August 13, 1998.

                               PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            FNB Corp. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                                                            June 30,
                                                              ----------------------------------          December 31,
ASSETS                                                            1998                 1997                   1997
                                                              --------------       -------------         -------------
Cash and due from banks                                      $  14,117,018         $  11,065,084         $  12,914,021
Federal funds sold                                               3,960,000                  --                    --
Investment securities:
     Available for sale, at estimated fair value
          (amortized cost of $44,120,059,
          $30,794,985 and $34,997,094)                          44,153,638            30,776,055            35,125,191
     Held to maturity (estimated fair value of
          $53,054,933, $58,383,363 and $52,234,241)             52,381,542            58,548,941            51,755,433
Loans                                                          223,911,710           204,128,158           217,450,749
     Less: Allowance for loan losses                            (2,467,537)           (2,091,206)           (2,293,495)
                                                             -------------         -------------         -------------
                     Net loans                                 221,444,173           202,036,952           215,157,254
                                                             -------------         -------------         -------------
Premises and equipment                                           5,876,280             6,203,051             6,129,335
Other assets                                                     4,898,817             4,298,374             4,574,070
                                                             -------------         -------------         -------------

                     TOTAL ASSETS                            $ 346,831,468         $ 312,928,457         $ 325,655,304
                                                             =============         =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest-bearing demand deposits                     $  44,912,667         $  39,162,055         $  38,310,654
     Interest-bearing deposits:
          NOW, savings and money market deposits                93,105,327            87,515,163            88,779,811
          Time deposits of $100,000 or more                     57,623,890            43,765,858            52,915,324
          Other time deposits                                  104,634,017           101,928,634           100,541,785
                                                             -------------         -------------         -------------
                     Total deposits                            300,275,091           272,371,710           280,547,574
Retail repurchase agreements                                     9,169,039             6,029,662             7,436,625
Federal funds purchased                                               --                 900,000             2,400,000
Other liabilities                                                3,898,742             3,326,509             3,369,747
                                                             -------------         -------------         -------------
                     TOTAL LIABILITIES                         313,343,682           282,627,881           293,753,946
                                                             -------------         -------------         -------------

Shareholders' equity:
     Preferred stock - $10.00 par value;
          authorized 200,000 shares, none issued                      --                    --                    --
     Common stock - $2.50 par value;
          authorized 10,000,000 shares, issued
          shares - 3,651,137, 1,812,275 and 1,819,825            9,127,843             4,530,688             4,549,563
     Surplus                                                         2,558               340,659               527,627
     Retained earnings                                          24,335,223            25,441,722            26,739,624
     Accumulated other comprehensive income:
          Net unrealized securities gains (losses)                  22,162               (12,493)               84,544
                                                             -------------         -------------         -------------
                     TOTAL SHAREHOLDERS' EQUITY                 33,487,786            30,300,576            31,901,358
                                                             -------------         -------------         -------------

                     TOTAL LIABILITIES AND
                            SHAREHOLDERS' EQUITY             $ 346,831,468         $ 312,928,457         $ 325,655,304
                                                             =============         =============         =============

          See accompanying notes to consolidated financial statements.

                            FNB Corp. and Subsidiary

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                            Six Months Ended
                                                                                 June 30,
                                                                     ------------------------------
                                                                         1998             1997
                                                                     -----------        -----------
INTEREST INCOME:
     Interest and fees on loans                                      $10,201,128        $ 8,997,462
     Interest and dividends on investment securities:
          Taxable income                                               2,324,522          2,375,958
          Non-taxable income                                             487,887            452,915
     Federal funds sold                                                  107,704             63,795
                                                                     -----------        -----------
                    Total interest income                             13,121,241         11,890,130
                                                                     -----------        -----------

INTEREST EXPENSE:
     Deposits                                                          5,523,919          5,014,088
     Retail repurchase agreements                                        208,198            112,922
     Federal funds purchased                                               6,945              8,815
                                                                     -----------        -----------
                    Total interest expense                             5,739,062          5,135,825
                                                                     -----------        -----------

NET INTEREST INCOME                                                    7,382,179          6,754,305
     Provision for loan losses                                           270,000            240,000
                                                                     -----------        -----------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                                   7,112,179          6,514,305
                                                                     -----------        -----------

OTHER OPERATING INCOME:
     Service charges on deposit accounts                                 847,603            727,724
     Annuity and brokerage commissions                                   107,210            164,225
     Cardholder and merchant services income                             166,988            181,613
     Other service charges, commissions and fees                         201,144            210,103
     Other income                                                        229,526             89,741
                                                                     -----------        -----------
                    Total other operating income                       1,552,471          1,373,406
                                                                     -----------        -----------

OTHER OPERATING EXPENSE:
     Personnel expense                                                 2,746,343          2,565,184
     Net occupancy expense                                               257,068            289,755
     Furniture and equipment expense                                     426,457            386,497
     Data processing services                                            642,854            550,167
     Other expense                                                     1,330,395          1,093,793
                                                                     -----------        -----------
                    Total other operating expense                      5,403,117          4,885,396
                                                                     -----------        -----------

INCOME BEFORE INCOME TAXES                                             3,261,533          3,002,315
Income taxes                                                             998,930            909,644
                                                                     -----------        -----------

NET INCOME                                                           $ 2,262,603        $ 2,092,671
                                                                     ===========        ===========

Net income per common share:
     Basic                                                           $       .62        $       .58
     Diluted                                                                 .60                .57
                                                                     ===========        ===========

Weighted average number of shares outstanding:
     Basic                                                             3,647,692          3,620,110
     Diluted                                                           3,795,403          3,686,986
                                                                     ===========        ===========

Cash dividends declared per common share                             $       .20        $       .18
                                                                     ===========        ===========

          See accompanying notes to consolidated financial statements.

                            FNB Corp. and Subsidiary

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                           Three Months Ended
                                                                                 June 30,
                                                                     ------------------------------
                                                                         1998               1997
                                                                     -----------        -----------
INTEREST INCOME:
     Interest and fees on loans                                      $5,126,676         $4,569,390
     Interest and dividends on investment securities:
          Taxable income                                              1,214,431          1,167,503
          Non-taxable income                                            250,599            224,924
     Federal funds sold                                                  46,626             35,644
                                                                     ----------         ----------
                    Total interest income                             6,638,332          5,997,461
                                                                     ----------         ----------
INTEREST EXPENSE:
     Deposits                                                         2,811,969          2,504,155
     Retail repurchase agreements                                       112,584             68,617
     Federal funds purchased                                              5,680              4,207
                                                                     ----------         ----------
                    Total interest expense                            2,930,233          2,576,979
                                                                     ----------         ----------

NET INTEREST INCOME                                                   3,708,099          3,420,482
     Provision for loan losses                                          110,000            115,000
                                                                     ----------         ----------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                                  3,598,099          3,305,482
                                                                     ----------         ----------
OTHER OPERATING INCOME:
     Service charges on deposit accounts                                441,913            381,815
     Annuity and brokerage commissions                                   62,943             72,998
     Cardholder and merchant services income                             89,594             95,223
     Other service charges, commissions and fees                         95,427            107,655
     Other income                                                       146,822             51,826
                                                                     ----------         ----------
                    Total other operating income                        836,699            709,517
                                                                     ----------         ----------
OTHER OPERATING EXPENSE:
     Personnel expense                                                1,397,848          1,308,818
     Net occupancy expense                                              127,613            141,287
     Furniture and equipment expense                                    208,838            191,533
     Data processing services                                           337,975            275,502
     Other expense                                                      667,619            568,550
                                                                     ----------         ----------
                    Total other operating expense                     2,739,893          2,485,690
                                                                     ----------         ----------

INCOME BEFORE INCOME TAXES                                            1,694,905          1,529,309
Income taxes                                                            518,259            469,388
                                                                     ----------         ----------

NET INCOME                                                           $1,176,646         $1,059,921
                                                                     ==========         ==========
Net income per common share:
     Basic                                                           $      .32         $      .29
     Diluted                                                                .31                .29
                                                                     ==========         ==========
Weighted average number of shares outstanding:
     Basic                                                            3,651,008          3,622,640
     Diluted                                                          3,798,822          3,692,542
                                                                     ==========         ==========

Cash dividends declared per common share                             $      .10         $      .09
                                                                     ==========         ==========

          See accompanying notes to consolidated financial statements.

                            FNB Corp. and Subsidiary

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                Six Months Ended June 30, 1998 and June 30, 1997



                                                                                                                       Accumulated
                                                            Common Stock                                                  Other
                                                   ------------------------------                       Retained      Comprehensive
                                                      Shares           Amount          Surplus          Earnings          Income
                                                   -------------    -------------    -------------    -------------    -------------

BALANCE, DECEMBER 31,1996                             1,806,994     $  4,517,485     $    213,510     $ 24,001,259     $     34,988
Net income                                                 --               --               --          2,092,671             --
Cash dividends declared                                                                                   (652,208)
Common stock issued through:
     Dividend reinvestment plan                           4,131           10,328          110,541             --               --
     Stock option plan                                    1,150            2,875           16,608             --               --
Change in unrealized securities gains (losses),            --
     net of applicable income taxes                        --               --               --               --            (47,981)
                                                   ------------     ------------     ------------     ------------     ------------

BALANCE, JUNE 30, 1997                                1,812,275     $  4,530,688     $    340,659     $ 25,441,722     $    (12,493)
                                                   ============     ============     ============     ============     ============



BALANCE, DECEMBER 31,1997                             1,819,825     $  4,549,563     $    527,627     $ 26,739,624     $     84,544
Net income                                                 --               --               --          2,262,603             --
Cash dividends declared                                                                                   (730,182)
Two-for-one stock split effected in the form
     of a 100% stock dividend                         1,825,343        4,563,358         (626,535)      (3,936,822)
Common stock issued through:
     Dividend reinvestment plan                               1                2               24             --               --
     Stock option plan                                    5,968           14,920          101,442             --               --
Change in unrealized securities gains (losses),            --
     net of applicable income taxes                        --               --               --               --            (62,382)
                                                   ------------     ------------     ------------     ------------     ------------

BALANCE, JUNE 30, 1998                                3,651,137     $  9,127,843     $      2,558     $ 24,335,223     $     22,162
                                                   ============     ============     ============     ============     ============



          See accompanying notes to consolidated financial statements.

                            FNB Corp. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Six Months Ended
                                                                                  June 30,
                                                                     ---------------------------------
                                                                         1998                1997
                                                                     ------------        -------------
OPERATING ACTIVITIES:
     Net income                                                      $  2,262,603        $  2,092,671
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depreciation and amortization of premises and equipment         405,766             370,548
          Provision for loan losses                                       270,000             240,000
          Deferred income taxes (benefit)                                  50,355             (53,522)
          Deferred loan fees and costs, net                               106,805             242,004
          Premium amortization and discount accretion
                 of investment securities, net                            (37,133)            (21,125)
          Amortization of intangibles                                      12,166              16,166
          Net increase in loans held for sale                          (1,516,795)           (318,600)
          Increase in other assets                                       (392,838)            (84,529)
          Increase in other liabilities                                   643,489             691,346
                                                                     ------------        ------------
                    NET CASH PROVIDED BY OPERATING ACTIVITIES           1,804,418           3,174,959
                                                                     ------------        ------------

INVESTING ACTIVITES:
     Available-for-sale securities:
          Proceeds from maturities and calls                           15,377,098          11,904,437
          Purchases                                                   (24,453,062)        (13,812,126)
     Held-to-maturity securities:
          Proceeds from maturities and calls                           18,142,250           3,375,594
          Purchases                                                   (18,775,961)           (527,224)
     Net increase in loans                                             (5,138,204)         (8,919,595)
     Proceeds from sales of premises and equipment                          1,090               1,181
     Purchases of premises and equipment                                 (251,246)           (283,128)
     Other, net                                                            26,715              42,573
                                                                     ------------        ------------
                    NET CASH USED IN INVESTING ACTIVITIES             (15,071,320)         (8,218,288)
                                                                     ------------        ------------

FINANCING ACTIVITIES:
     Net increase in deposits                                          19,728,327             991,645
     Increase in retail repurchase agreements                           1,732,414           2,304,733
     Increase (decrease) in federal funds purchased                    (2,400,000)            325,000
     Common stock issued                                                  116,389             140,352
     Cash dividends paid                                                 (747,231)           (705,467)
                                                                     ------------        ------------
                    NET CASH PROVIDED BY FINANCING ACTIVITIES          18,429,899           3,056,263
                                                                     ------------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    5,162,997          (1,987,066)
Cash and cash equivalents at beginning of period                       12,914,021          13,052,150
                                                                     ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 18,077,018        $ 11,065,084
                                                                     ============        ============
Supplemental disclosure of cash flow information: Cash paid during the period for:
          Interest                                                   $  5,279,666        $  5,205,171
          Income taxes                                                  1,019,107             836,765

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

                                                       Three Months Ended                      Six Months Ended
                                                             June 30,                              June 30,
                                                     ---------------------------        ----------------------------
                                                        1998             1997            1998                 1997
                                                     ---------        ----------        ---------         ----------
         Basic EPS denominator - Weighted
              average number of common
              shares outstanding                     3,651,008         3,622,640        3,647,692         3,620,110
         Dilutive share effect arising from
              assumed exercise of stock options        147,814            69,902          147,711            66,876
                                                     ---------         ---------        ---------         ---------
         Diluted EPS denominator                     3,798,822         3,692,542        3,795,403         3,686,986
                                                     =========         =========        =========         =========

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

          Comprehensive income is the change in equity of a Corporation during the period from transactions and other events and circumstances from nonowner sources and, accordingly, includes both net income and amounts referred to as other comprehensive income. The Corporation's other comprehensive income for the three and six months ended June 30, 1998 and 1997 consisted of unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the three months ended June 30, 1998 and 1997 amounted to $1,130,335 and $1,185,734, respectively, and for the six months then ended amounted to $2,200,221 and $2,044,690.

5. Loans as presented are reduced by net unearned income of $373,083, $163,691 and $269,599 at June 30, 1998, June 30, 1997 and December 31,
          1997, respectively.

6.        Significant components of other expense were as follows:

                                                          Three Months Ended                   Six Months Ended
                                                                June 30,                           June 30,
                                                       -------------------------         --------------------------
                                                        1998             1997              1998              1997
                                                       -------          --------         --------         ---------
              Advertising and marketing                $89,905           $28,006         $210,459         $  49,869
              Stationery, printing and supplies        $95,488           $70,559         $184,550          $163,145

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

          The Corporation incurred certain costs in connection with the proposed acquisition. Those costs, which had been initially deferred, amounted to $305,000 and were charged to expense in the fourth quarter of 1997. A portion of these costs, amounting to $38,660, was recovered in the second quarter of 1998 and credited to other income.

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

OVERVIEW

      The Corporation earned $2,262,603 in the first six months of 1998, an 8.1% increase over the same period in 1997. Basic earnings per share, adjusted for the two-for-one common stock split in March 1998, increased from $.58 to $.62 in comparing these six-month periods and diluted earnings per share increased from $.57 to $.60. For the 1998 second quarter, earnings amounted to $1,176,646, which represents an 11.0% increase from the 1997 second quarter and a gain in basic earnings per share from $.29 to $.32 and in diluted earnings per share from $.29 to $.31. Total assets were $346,831,468 at June 30, 1998, up 10.8%
from June 30, 1997 and 6.5% from December 31, 1997. Loans amounted to $223,911,710 at June 30, 1998, increasing 9.7% from June 30, 1997 and 3.0% from
December 31, 1997. Total deposits grew 10.2% from June 30, 1997 and 7.0% from December 31, 1997 to $300,275,901 at June 30, 1998.

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

      The Corporation incurred certain costs in connection with the proposed acquisition. Those costs, which had been initially deferred, amounted to $305,000 and were charged to expense in the fourth quarter of 1997. A portion of these costs, amounting to $38,660, was recovered in the second quarter of 1998 and credited to other income.

EARNINGS REVIEW

      The Corporation's net income increased $169,932 or 8.1% in the first six months of 1998 compared to the same period of 1997 and increased $116,725 or 11.0% in comparing second quarter periods. Earnings were positively impacted in the first six months and second quarter of 1998 by increases in net interest income of $627,874 or 9.3% and $287,617 or 8.4%, respectively, and by increases of $179,065 and $127,182 in total other operating income. As discussed in the "Overview", other operating income benefited in 1998 from a $38,660 recovery of merger expenses. These gains were significantly offset, however, by increases in total other operating expense of $517,721 in the first six months of 1998 and $254,203 in the 1998 second quarter.

      On an annualized basis, return on average assets decreased from 1.35% in the first six months of 1997 to 1.34% in the first six months of 1998. Return on average shareholders' equity decreased from 14.12% to 13.75% in comparing the same periods. In comparing second quarter periods, return on average assets was unchanged at 1.37% in each period and return on average shareholders' equity improved from 14.14% to 14.17%.

NET INTEREST INCOME

      Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

      Net interest income was $7,382,179 in the first six months of 1998 compared to $6,754,305 in the same period of 1997. This increase of $627,874 or 9.3% resulted primarily from a 9.2% increase in the level of average earning assets, the effect of which was partially offset by a decline in the net yield on earning assets, or net interest margin, from 4.95% in the first six months of 1997 to 4.94% in the same period of 1998. In comparing second quarter periods, net interest income increased $287,617 or 8.4%, reflecting an 11.0% increase in average earning assets and a decline in the net interest margin from 4.98% to 4.87%. On a taxable equivalent basis, the increases in net interest income in the first six months and second quarter of 1998 were $635,000 and $307,000, respectively, reflecting changes in the relative mix of taxable and non-taxable earning assets.

      Table 1 on page 16 and Table 2 on page 17 set forth for the periods indicated information with respect to the Corporation's average balances of assets and liabilities, as well as the total dollar amounts of interest income (taxable equivalent basis) from earning assets and interest expense on interest-bearing liabilities, resultant rates earned or paid, net interest income, net interest spread and net yield on earning assets. Net interest spread refers to the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. Net yield on earning assets, or net interest margin, refers to net interest income divided by average earning assets and is influenced by the level and relative mix of earning assets and interest-bearing liabilities. Changes in net interest income on a taxable equivalent basis, as measured by volume and rate variances, are also analyzed in Tables 1 and 2. Volume refers to the average dollar level of earning assets and interest-bearing liabilities.

      Changes in the net interest margin and net interest spread tend to correlate with movements in the prime rate of interest. There are variations, however, in the degree and timing of rate changes, compared to prime, for the different types of earning assets and interest-bearing liabilities.

      The prime rate of interest has been relatively stable in recent years, averaging 8.28% in 1996 and 8.44% in 1997. For the first six months of 1998, the average prime rate was 8.50% compared to 8.38% in the same period of 1997. This general stability has tended to apply to the interest rates both earned and paid by the Bank. In comparing six-month periods, the net interest spread increased by 1 basis point from 4.18% in 1997 to 4.19% in 1998, reflecting an increase in the average total yield on earning assets that was only partially offset by an increase in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets increased by 8 basis points from 8.50% in 1997 to 8.58% in 1998, while the cost of funds increased by 7 basis points from 4.32% to 4.39%. In comparing second quarter periods, the net interest spread declined by 9 basis points from 4.20% to 4.11%, as the yield on earning assets decreased by 3 basis points while the cost of funds increased by 6 basis points.

PROVISION FOR LOAN LOSSES

      This provision is the charge against earnings to provide an allowance or reserve for possible future losses on loans. The amount of each period's charge is affected by several considerations including management's evaluation of various risk factors in determining the adequacy of the allowance (see "Asset Quality"), actual loan loss experience and loan portfolio growth. Earnings were negatively impacted in the first six months of 1998 compared to the same period in 1997 by a $30,000 increase in the provision and were positively affected by a $5,000 decrease in comparing second quarter periods.

OTHER OPERATING INCOME

      Total other operating income, or noninterest income, for the first six months and second quarter of 1998 increased $179,065 or 13.0% and $127,182 or 17.9%, respectively, compared to the same periods in 1997, reflecting in part the general increase in the volume of business. The increase in service charges on deposit accounts was primarily due to the selected increases in service charge rates that became effective in the 1997 second quarter and to the higher level of income being generated by a NOW account version that provides a package of products and services for a stated monthly fee as a result of increases in the number of such NOW accounts and in the stated monthly fee, the new fee having become effective in the 1997 fourth quarter. The decline in annuity and brokerage commissions related to a general decrease in both sales of annuity products and the volume of brokerage services. Other income was higher due mainly to increases in trust revenues and in gains on loan sales and to the $38,660 recovery in the 1998 second quarter of a portion of the merger expenses initially recorded in the 1997 fourth quarter (see "Overview").

OTHER OPERATING EXPENSE

      Total other operating expense, or noninterest expense, was $517,721 or 10.6% higher in the first six months of 1998 compared to the same period in 1997 and for the second quarter was $254,203 or 10.2% higher, due largely to increased personnel expense, new advertising and marketing programs and the continuing effects of inflation. Personnel expense was impacted by increased staffing requirements and normal salary adjustments. Advertising and marketing expense, included in other expense, increased $160,590 in the first six months of 1998 and $61,899 in the second quarter due primarily to new programs undertaken in 1998 that include an advertising campaign based on customer testimonials and a major marketing plan centered around the phrase "Yes You Can".

INCOME TAXES

      The effective income tax rate of 30.6% in the first six months of 1998 did not significantly change from the 30.3% rate in the same period of 1997.

LIQUIDITY

      Liquidity refers to the continuing ability of the Bank to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to the Parent Company for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from five major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold, (c) lines for the purchase of federal funds from other banks, (d) the

$49,000,000 line of credit established at the Federal Home Loan Bank and (e) the available-for-sale securities portfolio. Further, while available-for-sale securities are intended to be a source of immediate liquidity, the entire investment securities portfolio is managed to provide both income and a ready source of liquidity. The average portfolio life of debt securities is approximately six years, resulting in a substantial level of maturities each year. All debt securities are of investment grade quality and, if the need arises, can be promptly liquidated on the open market or pledged as collateral for short-term borrowing.

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

      As a specific asset/liability management tool, the Bank, at June 30, 1998, had entered into two interest rate floor agreements with a correspondent bank to protect certain variable-rate loans from the downward effects of their repricing in the event of a decreasing rate environment. The total notional amount of each agreement is $10,000,000. The agreements require the correspondent bank to pay to the Bank the difference between the floor rate of interest of 7.50% in one agreement and 8.00% in the other agreement as compared to the prime rate of interest in the event that the prime rate is less. Any payments received under the agreements, net of premium amortization, will be treated as an adjustment of interest income on loans.

CAPITAL ADEQUACY

      Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier I and Tier II, as a percentage of risk-adjusted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier I capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier II capital, which is limited to the total of Tier I capital, includes allowable amounts of subordinated debt, mandatory convertible securities, preferred stock and the allowance for loan losses. Under current requirements, the minimum total capital ratio, consisting of both Tier I and Tier II capital, is 8.00% and the minimum Tier I capital ratio is 4.00%. At June 30, 1998, FNB Corp. and the Bank had total capital ratios of 15.54% and 15.15%, respectively, and Tier I capital ratios of 14.47% and 14.08%.

      The leverage capital ratio, which serves as a minimum capital standard, considers Tier I capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At June 30, 1998, FNB Corp. and the Bank had leverage capital ratios of 9.78% and 9.49%, respectively.

      The Bank is also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, the Bank must have a minimum ratio for total capital of 10.00%, for Tier I capital of 6.00% and for leverage capital of 5.00%. As noted above, the Bank met all of those ratio requirements at June 30, 1998 and, accordingly, is well-capitalized under the regulatory framework for prompt corrective action.

BALANCE SHEET REVIEW

      Total assets at June 30, 1998 were higher than at June 30, 1997 and December 31, 1997 by $33,903,000 or 10.8% and $21,176,000 or 6.5%, respectively;
deposits were ahead by $27,904,000 or 10.2% and $19,728,000 or 7.0%. A portion of the asset growth was funded by retail repurchase agreements, which had increased at June 30, 1998 by $3,139,000 or 52.1% from June 30, 1997 and by $1,732,000 or 23.3% from December 31, 1997. Average assets increased $27,598,000 or 8.9% in the first six months of 1998 compared to the same period in 1997, while average deposits increased $19,817,000 or 7.3% and average retail repurchase agreements increased $4,039,000 or 78.5%, the second quarter increases being $33,167,000 or 10.7%, $25,416,000 or 9.4% and $3,842,000 or
63.7%, respectively.

INVESTMENT SECURITIES

      Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. During the twelve-month period ended June 30, 1998, when the growth in total assets exceeded that for loans, the level of investment securities was increased $7,210,000 or 8.1%, with a larger net increase of $9,654,000 or 11.1% occurring in the first six months of 1998. Investable funds not otherwise utilized are temporarily invested on an overnight basis as federal funds sold, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

LOANS

      The Corporation's primary source of revenue and largest component of earning assets is the loan portfolio. Loans increased $19,784,000 or 9.7% during the twelve-month period ended June 30, 1998. The net loan increase during the first six months of 1998 was $6,461,000 or 3.0%. Average loans were $25,142,000 or 12.6% higher in the first six months of 1998 than in the same period of 1997. The ratio of average loans to average deposits, in comparing six-month periods, increased from 73.4% in 1997 to 77.0% in 1998. The ratio of loans to deposits at June 30, 1998 was 74.6%.

      Loan growth and the composition of the loan portfolio are being affected by management's decision in June 1996 to discontinue the purchase of retail installment loan contracts from automobile and equipment dealers (see "Business Development Matters"). The outstanding balance of these loan contracts, which are primarily included in consumer loans, experienced a net decrease of $7,939,628 during the twelve-month period ended June 30, 1998. Consequently, total consumer loans declined significantly during that period. The commercial and agricultural loan portfolio and the 1-4 family residential mortgage loan portfolio have each experienced strong gains during both the twelve-month period ended June 30,1998 and the first six months of 1998.

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

      The Bank's level and mix of deposits has been specifically affected by the following factors. Time deposits increased $16,563,000 during the twelve-month period ended June 30, 1998 and $8,801,000 during the first six months of 1998. Similarly, money market accounts, during the same periods, grew $6,003,000 and $2,577,000, respectively, due to a new high-yield product first introduced in the 1996 fourth quarter. Further, the level of time deposits obtained from governmental units fluctuates, amounting to $23,162,000, $17,858,000 and $24,431,000 at June 30, 1998, June 30, 1997 and December 31, 1997, respectively.

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

      Management decided in March 1996 that the Bank would discontinue the purchase of retail installment loan contracts from automobile and equipment dealers, due largely to the declining yields being experienced in this loan program. Contracts of this nature included in loans amounted to $6,226,888, $14,166,516 and $9,674,229 at June 30, 1998, June 30, 1997 and December 31,
1997, respectively. While there will be no purchases of new contracts, current plans call for the collection of outstanding loans based on their contractual terms. The funds previously invested in this loan program are being redeployed, as loan payments occur, to other loan programs or to the investment securities portfolio.

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

      The Corporation is utilizing both internal and external resources to identify, correct or reprogram, and test systems for year 2000 compliance. The vendors anticipate that all reprogramming efforts will be completed by December 31, 1998, allowing adequate time for testing. Management estimates the cost of year 2000 compliance will be approximately $200,000, the majority of such cost relating to computer equipment expected to be replaced in 1998 and 1999. Through June 30, 1998, the cost related to year 2000 compliance was immaterial.

TABLE 1
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Taxable Equivalent Basis, Dollars in Thousands)

                                                             1998                                 1997
                                                ------------------------------     -------------------------------
SIX MONTHS ENDED JUNE 30

                                                                       Average                             Average
                                                          Interest      Rates                Interest       Rates
                                                Average    Income/     Earned/     Average    Income/      Earned/
                                                Balance    Expense      Paid       Balance    Expense       Paid
                                                -------    -------      ----       -------    -------       ----


EARNING ASSETS
Loans (2) (3)                                  $224,285   $ 10,213      9.17 %    $199,143   $  9,017        9.11 %
Investment securities:
     Taxable income                              70,454      2,490      7.07        72,503      2,545        7.02
     Non-taxable income (2)                      19,404        759      7.83        17,322        706        8.16
Federal funds sold                                3,896        108      5.57         2,390         64        5.38
                                                  -----     ------      ----       -------     ------        ----
          Total earning assets                  318,039     13,570      8.58       291,358     12,332        8.50
                                                  -----     ------      ----       -------     ------        ----

Cash and due from banks                          10,665                              9,786
Other assets, net                                 8,271                              8,233
                                                  -----                              -----
          TOTAL ASSETS                         $336,975                           $309,377
                                               ========                           ========

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
     NOW accounts                              $ 41,070        348      1.71      $ 37,313        330        1.78
     Savings deposits                            28,082        321      2.31        29,600        345        2.35
     Money market accounts                       24,012        464      3.89        18,367        315        3.45
     Certificates and other time deposits       161,100      4,391      5.50       149,167      4,024        5.44
Retail repurchase agreements                      9,186        208      4.57         5,147        113        4.42
Federal funds purchased                             241          7      5.81           319          9        5.57
                                                  -----     ------      ----       -------     ------        ----
          Total interest-bearing liabilities    263,691      5,739      4.39       239,913      5,136        4.32
                                                  -----     ------      ----       -------     ------        ----


Noninterest-bearing demand deposits              36,969                             36,969
Other liabilities                                 3,415                              2,845
Shareholders' equity                             32,900                             29,650
                                                 ------                             ------

          TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY          $336,975                           $309,377
                                               ========                           ========


NET INTEREST INCOME AND SPREAD                            $  7,831      4.19 %             $    7,196        4.18 %
                                                          ========    ========             ==========      ========


NET YIELD ON EARNING ASSETS                                             4.94 %                               4.95 %
                                                                      ========                             ========


TABLE 1
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(Taxable Equivalent Basis, Dollars in Thousands)



SIX MONTHS ENDED JUNE 30                               1998 Versus 1997
                                                --------------------------------
                                                   Interest Variance
                                                          due to (1)
                                                -----------------------    Net
                                                 Volume        Rate       Change
                                                 ------        ----       ------


EARNING ASSETS
Loans (2) (3)                                  $  1,136    $     60    $  1,196
Investment securities:
     Taxable income                                 (73)         18         (55)
     Non-taxable income (2)                          83         (30)         53
Federal funds sold                                   42           2          44
                                                   ----        ----        ----
          Total earning assets                    1,188          50       1,238
                                                   ----        ----        ----

Cash and due from banks
Other assets, net

          TOTAL ASSETS


INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
     NOW accounts                                    32         (14)         18
     Savings deposits                               (18)         (6)        (24)
     Money market accounts                          105          44         149
     Certificates and other time deposits           322          45         367
Retail repurchase agreements                         91           4          95
Federal funds purchased                              (2)       --            (2)
                                                   ----        ----        ----
          Total interest-bearing liabilities        530          73         603
                                                   ----        ----        ----


Noninterest-bearing demand deposits
Other liabilities
Shareholders' equity


          TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY



NET INTEREST INCOME AND SPREAD                 $    658    $    (23)   $    635
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

TABLE 2
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(Taxable Equivalent Basis, Dollars in Thousands)

                                                                          1998                              1997
                                                          -----------------------------------   -----------------------------
THREE MONTHS ENDED JUNE 30

                                                                                     Average                          Average
                                                                       Interest       Rates               Interest     Rates
                                                           Average      Income/      Earned/    Average    Income/    Earned/
                                                           Balance      Expense        Paid     Balance    Expense     Paid
                                                           -------      -------        ----     -------    -------     ----

EARNING ASSETS
Loans (2) (3)                                             $225,966    $  5,133       9.11%    $200,738    $  4,576      9.14%
Investment securities:
     Taxable income                                         75,051       1,303       6.94       71,484       1,251      7.00
     Non-taxable income (2)                                 19,877         390       7.86       17,299         350      8.11
Federal funds sold                                           3,352          47       5.58        2,607          36      5.48
                                                          --------    --------       ----     --------    --------      ----
          Total earning assets                             324,246       6,873       8.49      292,128       6,213      8.52
                                                          --------    --------       ----     --------    --------      ----

Cash and due from banks                                     10,947                               9,820
Other assets, net                                            8,136                               8,214
                                                          --------                            --------
          TOTAL ASSETS                                    $343,329                            $310,162
                                                          ========                            ========

INTEREST-BEARING LIABILITIES Interest-bearing deposits:
     NOW accounts                                         $ 42,385         175       1.67     $ 38,297         173      1.81
     Savings deposits                                       28,088         161       2.31       29,661         172      2.32
     Money market accounts                                  24,963         243       3.90       18,891         169      3.59
     Certificates and other time deposits                  162,756       2,233       5.50      146,300       1,990      5.46
Retail repurchase agreements                                 9,870         112       4.58        6,028          69      4.57
Federal funds purchased                                        396           6       5.75          293           4      5.76
                                                          --------    --------       ----     --------    --------      ----
          Total interest-bearing liabilities               268,458       2,930       4.38      239,470       2,577      4.32
                                                          --------    --------       ----     --------    --------      ----

Noninterest-bearing demand deposits                         38,031                              37,658
Other liabilities                                            3,622                               3,060
Shareholders' equity                                        33,218                              29,974
                                                          --------                            --------
          TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY                     $343,329                            $310,162
                                                          ========                            ========

NET INTEREST INCOME AND SPREAD                                        $  3,943       4.11%                $  3,636      4.20%
                                                                      ========    ========                ========   ========

NET YIELD ON EARNING ASSETS                                                          4.87%                              4.98%
                                                                                  ========                           ========



THREE MONTHS ENDED JUNE 30                                          1998 Versus 1997
                                                             ----------------------------
                                                             Interest Variance
                                                                     due to (1)
                                                             ------------------       Net
                                                             Volume       Rate       Change
                                                             ------       -----      ------

EARNING ASSETS
Loans (2) (3)                                               $  572    $    (15)   $    557
Investment securities:
     Taxable income                                             63         (11)         52
     Non-taxable income (2)                                     51         (11)         40
Federal funds sold                                              10           1          11
                                                             --------    --------    ------
          Total earning assets                                 696         (36)        660
                                                             --------    --------    ------

Cash and due from banks
Other assets, net

          TOTAL ASSETS


INTEREST-BEARING LIABILITIES Interest-bearing deposits:
     NOW accounts                                               16         (14)          2
     Savings deposits                                          (10)         (1)        (11)
     Money market accounts                                      58          16          74
     Certificates and other time deposits                      228          15         243
Retail repurchase agreements                                    42           1          43
Federal funds purchased                                          2        --             2
                                                             --------    --------    ------
          Total interest-bearing liabilities                   336          17         353
                                                             --------    --------    ------

Noninterest-bearing demand deposits
Other liabilities
Shareholders' equity

          TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY


NET INTEREST INCOME AND SPREAD                              $  360      $  (53)     $  307
                                                            =======    =======     ========

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareholders of FNB Corp. (the "Corporation") was held on May 12, 1998. The total number of shares of the Corporation's Common Stock, par value $2.50 per share, outstanding as of March 26, 1998, the record date for the Annual Meeting, was 3,650,686.

      The following nominees were elected to the Board of Directors for the terms indicated:

      CLASS II DIRECTORS - Elected for Three-Year Terms Expiring with the Annual Meeting in 2001.

            Nominee                       Votes For         Withheld
            -------                       ---------         --------
            James M. Campbell, Jr.        2,817,013          34,704
            Thomas A. Jordan              2,817,013          27,842
            Michael C. Miller             2,817,013          27,842

      The shareholders approved an amendment to the Corporation's Articles of Incorporation to increase the number of authorized common shares from 5,000,000 to 10,000,000. The votes on this proposal were as follows:

            Votes for                     2,736,319
            Votes against                    96,082
            Abstaining                       18,034

      The shareholders approved an amendment to the Corporation's Stock Compensation Plan to increase the number of common shares covered by the Plan from 360,000 to 720,000. The votes on this proposal were as follows:

            Votes for                     2,474,530
            Votes against                   121,617
            Abstaining                       73,724

      The shareholders ratified the selection of KPMG Peat Marwick LLP, Certified Public Accountants, as independent auditors of the Corporation for the 1998 fiscal year. The votes on ratification were as follows:

            Votes for                     2,815,841
            Votes against                     1,067
            Abstaining                       31,548

ITEM 5.  OTHER INFORMATION

      Unless notice of a matter to be presented by a shareholder of the Corporation at the next Annual Meeting of Shareholders is received at the Corporation's principal executive offices on or before February 23, 1999, Management's proxies for the meeting conferring discretionary authority may be voted with respect to the matter without including advice in the proxy statement advising shareholders how the Corporation intends to vote on the matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

      Exhibits to this report are listed in the index to exhibits on pages 21 and 22 of this report.

      (b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                   -----------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FNB Corp.
                                          (Registrant)


Date: August 13, 1998                     By:   /s/ Jerry A. Little
                                                -------------------
                                                    Jerry A. Little
                                                    Treasurer and Secretary
                                                    (Principal Financial and
                                                    Accounting Officer)
                                        20

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

   3.12 Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 12, 1998.

   3.20                  Amended and Restated Bylaws of the Registrant, adopted
                         May 21, 1998.

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

   10.30                 Copy of Stock Compensation Plan, as amended, effective
                         May 12, 1998.

Exhibit No.                   Description of Exhibit
-----------                   -----------------------
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

   27.10                 Financial Data Schedule for the six months ended
                         June 30, 1998.

   27.11 Restated Financial Data Schedule for the six months ended June 30, 1997.