Form 10-Q
period 1998-09-30
FNB CORP/NC
filed 1998-11-13
CIK 764811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998

                                            OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ______________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The registrant had 3,652,151 shares of $2.50 par value common stock outstanding at November 13, 1998.


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                FNB Corp. and Subsidiary

                                      CONSOLIDATED BALANCE SHEETS

                                                                                          September 30,
                                                                    --------------------------------------------------
ASSETS                                                                      1998                        1997
                                                                    ---------------------      -----------------------
Cash and due from banks                                                $  10,745,633              $  12,331,035
Federal funds sold                                                         4,100,000                       --
Investment securities:
     Available for sale, at estimated fair value
          (amortized cost of $42,471,518,
          $29,550,120 and $34,997,094)                                    42,838,675                 29,643,623
     Held to maturity (estimated fair value of
          $52,721,823, $58,843,653 and $52,234,241)                       51,331,897                 58,516,379
Loans                                                                    226,293,855                211,501,710
     Less:  Allowance for loan losses                                     (2,507,249)                (2,188,476)
                                                                       -------------              -------------
            Net loans                                                    223,786,606                209,313,234
                                                                       -------------              -------------
Premises and equipment                                                     6,393,907                  6,143,442
Other assets                                                               5,194,817                  4,753,644
                                                                       -------------              -------------

                     TOTAL ASSETS                                      $ 344,391,535              $ 320,701,357
                                                                       =============              =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest-bearing demand deposits                               $  36,904,478              $  35,912,097
     Interest-bearing deposits:
          NOW, savings and money market deposits                          93,730,310                 87,057,063
          Time deposits of $100,000 or more                               58,839,857                 51,996,700
          Other time deposits                                            105,570,867                103,116,662
                                                                       -------------              -------------
                     Total deposits                                      295,045,512                278,082,522
Retail repurchase agreements                                              10,964,301                  7,296,864
Federal funds purchased                                                         --                      875,000
Other liabilities                                                          3,841,444                  3,181,976
                                                                       -------------              -------------
                     TOTAL LIABILITIES                                   309,851,257                289,436,362
                                                                       -------------              -------------

Shareholders' equity:
     Preferred stock - $10.00 par value;
          authorized 200,000 shares, none issued                                --                         --
     Common stock - $2.50 par value;
          authorized 10,000,000 shares, issued
          shares - 3,652,151, 1,816,853 and 1,819,825                      9,130,378                  4,542,133
     Surplus                                                                  25,758                    456,816
     Retained earnings                                                    25,156,255                 26,204,334
     Accumulated other comprehensive income:
          Net unrealized securities gains (losses)                           227,887                     61,712
                                                                       -------------              -------------
                     TOTAL SHAREHOLDERS' EQUITY                           34,540,278                 31,264,995
                                                                       -------------              -------------

                     TOTAL LIABILITIES AND
                            SHAREHOLDERS' EQUITY                       $ 344,391,535              $ 320,701,357
                                                                       =============              =============


                                                                                       December 31,
ASSETS                                                                                     1997
                                                                               --------------------------
Cash and due from banks                                                            $  12,914,021
Federal funds sold                                                                          --
Investment securities:
     Available for sale, at estimated fair value
          (amortized cost of $42,471,518,
          $29,550,120 and $34,997,094)                                                35,125,191
     Held to maturity (estimated fair value of
          $52,721,823, $58,843,653 and $52,234,241)                                   51,755,433
Loans                                                                                217,450,749
     Less: Allowance for loan losses                                                  (2,293,495)
                                                                                   -------------
           Net loans                                                                 215,157,254
                                                                                   -------------
Premises and equipment                                                                 6,129,335
Other assets                                                                           4,574,070
                                                                                   -------------

                     TOTAL ASSETS                                                  $ 325,655,304
                                                                                   =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest-bearing demand deposits                                           $  38,310,654
     Interest-bearing deposits:
          NOW, savings and money market deposits                                      88,779,811
          Time deposits of $100,000 or more                                           52,915,324
          Other time deposits                                                        100,541,785
                                                                                   -------------
                     Total deposits                                                  280,547,574
Retail repurchase agreements                                                           7,436,625
Federal funds purchased                                                                2,400,000
Other liabilities                                                                      3,369,747
                                                                                   -------------
                     TOTAL LIABILITIES                                               293,753,946
                                                                                   -------------

Shareholders' equity:
     Preferred stock - $10.00 par value;
          authorized 200,000 shares, none issued                                            --
     Common stock - $2.50 par value;
          authorized 10,000,000 shares, issued
          shares - 3,652,151, 1,816,853 and 1,819,825                                  4,549,563
     Surplus                                                                             527,627
     Retained earnings                                                                26,739,624
     Accumulated other comprehensive income:
          Net unrealized securities gains (losses)                                        84,544
                                                                                   -------------
                     TOTAL SHAREHOLDERS' EQUITY                                       31,901,358
                                                                                   -------------

                     TOTAL LIABILITIES AND
                            SHAREHOLDERS' EQUITY                                   $ 325,655,304
                                                                                   =============

          See accompanying notes to consolidated financial statements.

                            FNB Corp. and Subsidiary

                        CONSOLIDATED STATEMENTS OF INCOME

                                                               Nine Months Ended
                                                                  September 30,
                                                       -----------------------------------
                                                            1998                 1997
                                                       ----------------   ----------------
INTEREST INCOME:
     Interest and fees on loans                        $    15,308,904     $    13,853,084
     Interest and dividends on investment securities:
          Taxable income                                     3,526,062           3,527,849
          Non-taxable income                                   740,268             680,301
     Federal funds sold                                        162,063              90,609
                                                       ----------------   -----------------
                    Total interest income                   19,737,297          18,151,843
                                                       ----------------   -----------------

INTEREST EXPENSE:
     Deposits                                                8,331,823           7,613,564
     Retail repurchase agreements                              323,661             192,209
     Federal funds purchased                                     8,820              22,749
                                                       ----------------   -----------------
                    Total interest expense                   8,664,304           7,828,522
                                                       ----------------   -----------------

NET INTEREST INCOME                                         11,072,993          10,323,321
     Provision for loan losses                                 330,000             470,000
                                                       ----------------   -----------------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                        10,742,993           9,853,321
                                                       ----------------   -----------------

OTHER OPERATING INCOME:
     Service charges on deposit accounts                     1,275,529           1,114,437
     Annuity and brokerage commissions                         169,132             236,788
     Cardholder and merchant services income                   260,569             254,203
     Other service charges, commissions and fees               290,110             301,917
     Other income                                              371,015             203,718
                                                       ----------------   -----------------
                    Total other operating income             2,366,355           2,111,063
                                                       ----------------   -----------------

OTHER OPERATING EXPENSE:
     Personnel expense                                       4,169,019           3,908,156
     Net occupancy expense                                     395,081             432,153
     Furniture and equipment expense                           639,007             589,197
     Data processing services                                  954,082             823,771
     Other expense                                           1,980,818           1,629,266
                                                       ----------------   -----------------
                    Total other operating expense            8,138,007           7,382,543
                                                       ----------------   -----------------

INCOME BEFORE INCOME TAXES                                   4,971,341           4,581,841
Income taxes                                                 1,522,491           1,399,525
                                                       ----------------   -----------------

NET INCOME                                             $     3,448,850    $      3,182,316
                                                       ===============     ================

Net income per common share:
     Basic                                             $           .95    $            .88
     Diluted                                                       .91                 .86
                                                       ===============     ================

Weighted average number of shares outstanding:
     Basic                                                   3,648,990           3,622,900
     Diluted                                                 3,793,360           3,689,838
                                                       ===============     ================

Cash dividends declared per common share               $           .30     $           .27
                                                       ===============     ================

          See accompanying notes to consolidated financial statements.



                                          FNB Corp. and Subsidiary

                                      CONSOLIDATED STATEMENTS OF INCOME

                                                                                     Three Months Ended
                                                                                        September 30,
                                                                 -------------------------------------------------------
                                                                          1998                          1997
                                                                 -----------------------      --------------------------
INTEREST INCOME:
     Interest and fees on loans                                             $5,107,776              $4,855,622
     Interest and dividends on investment securities:
          Taxable income                                                     1,201,540               1,151,891
          Non-taxable income                                                   252,381                 227,386
     Federal funds sold                                                         54,359                  26,814
                                                                            ----------              ----------
                    Total interest income                                    6,616,056               6,261,713
                                                                            ----------              ----------

INTEREST EXPENSE:
     Deposits                                                                2,807,904               2,599,476
     Retail repurchase agreements                                              115,463                  79,287
     Federal funds purchased                                                     1,875                  13,934
                                                                            ----------              ----------
                    Total interest expense                                   2,925,242               2,692,697
                                                                            ----------              ----------

NET INTEREST INCOME                                                          3,690,814               3,569,016
     Provision for loan losses                                                  60,000                 230,000
                                                                            ----------              ----------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                                         3,630,814               3,339,016
                                                                            ----------              ----------

OTHER OPERATING INCOME:
     Service charges on deposit accounts                                       427,926                 386,713
     Annuity and brokerage commissions                                          61,922                  72,563
     Cardholder and merchant services income                                    93,581                  72,590
     Other service charges, commissions and fees                                88,966                  91,814
     Other income                                                              141,489                 113,977
                                                                            ----------              ----------
                    Total other operating income                               813,884                 737,657
                                                                            ----------              ----------

OTHER OPERATING EXPENSE:
     Personnel expense                                                       1,422,676               1,342,972
     Net occupancy expense                                                     138,013                 142,398
     Furniture and equipment expense                                           212,550                 202,700
     Data processing services                                                  311,228                 273,604
     Other expense                                                             650,423                 535,473
                                                                            ----------              ----------
                    Total other operating expense                            2,734,890               2,497,147
                                                                            ----------              ----------

INCOME BEFORE INCOME TAXES                                                   1,709,808               1,579,526
Income taxes                                                                   523,561                 489,881
                                                                            ----------              ----------

NET INCOME                                                                  $1,186,247              $1,089,645
                                                                            ==========              ==========

Net income per common share:
     Basic                                                                  $      .32              $      .30
     Diluted                                                                       .31                     .29
                                                                            ==========              ==========

Weighted average number of shares outstanding:
     Basic                                                                   3,651,545               3,628,392
     Diluted                                                                 3,789,343               3,695,452
                                                                            ==========              ==========

Cash dividends declared per common share                                    $      .10              $      .09
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


                                                                                        FNB Corp. and Subsidiary

                                                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                       Nine Months Ended September 30, 1998 and September 30, 1997




                                                                             Common Stock
                                                             -----------------------------------------------
                                                                    Shares                  Amount                  Surplus
                                                             -----------------------  ----------------------  ---------------------

BALANCE, DECEMBER 31,1996                                             1,806,994           $4,517,485           $  213,510
Net income                                                                 --                   --                   --
Cash dividends declared
Common stock issued through:
     Dividend reinvestment plan                                           7,859               19,648              213,061
     Stock option plan                                                    2,000                5,000               30,245
Change in unrealized securities gains (losses),
     net of applicable income taxes                                        --                   --                   --
                                                                     ----------           ----------           ----------

BALANCE, SEPTEMBER 30, 1997                                           1,816,853           $4,542,133           $  456,816
                                                                     ==========           ==========           ==========



BALANCE, DECEMBER 31,1997                                             1,819,825           $4,549,563           $  527,627
Net income                                                                 --                   --                   --
Cash dividends declared
Two-for-one stock split effected in the form
     of a 100% stock dividend                                         1,825,343            4,563,358             (626,535)
Common stock issued through:
     Dividend reinvestment plan                                           1,015                2,537               23,224
     Stock option plan                                                    5,968               14,920              101,442
Change in unrealized securities gains (losses),
     net of applicable income taxes                                        --                   --                   --
                                                                     ----------           ----------           ----------

BALANCE, SEPTEMBER 30, 1998                                           3,652,151           $9,130,378           $   25,758
                                                                     ==========           ==========           ==========

                                                                                                            Accumulated
                                                                                                               Other
                                                                                 Retained                  Comprehensive
                                                                                 Earnings                      Income
                                                                        ----------------------------   -----------------------

BALANCE, DECEMBER 31,1996                                                       $ 24,001,259                $     34,988
Net income                                                                         3,182,316                        --
Cash dividends declared                                                             (979,241)
Common stock issued through:
     Dividend reinvestment plan                                                         --                          --
     Stock option plan                                                                  --                          --
Change in unrealized securities gains (losses),
     net of applicable income taxes                                                     --                        26,724
                                                                                ------------                ------------

BALANCE, SEPTEMBER 30, 1997                                                     $ 26,204,334                $     61,712
                                                                                ============                ============



BALANCE, DECEMBER 31,1997                                                       $ 26,739,624                $     84,544
Net income                                                                         3,448,850                        --
Cash dividends declared                                                           (1,095,397)
Two-for-one stock split effected in the form
     of a 100% stock dividend                                                     (3,936,822)
Common stock issued through:
     Dividend reinvestment plan                                                         --                          --
     Stock option plan                                                                  --                          --
Change in unrealized securities gains (losses),
     net of applicable income taxes                                                     --                       143,343
                                                                                ------------                ------------

BALANCE, SEPTEMBER 30, 1998                                                     $ 25,156,255                $    227,887
                                                                                ============                ============


          See accompanying notes to consolidated financial statements.




                                                                           FNB Corp. and Subsidiary

                                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                             -------------------------------------------------------
                                                                                        1998                          1997
                                                                             -----------------------      --------------------------
OPERATING ACTIVITIES:
     Net income                                                                       $  3,448,850        $  3,182,316
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depreciation and amortization of premises and equipment                          608,649             555,821
          Provision for loan losses                                                        330,000             470,000
          Deferred income taxes (benefit)                                                   (5,893)           (103,809)
          Deferred loan fees and costs, net                                                125,444             323,933
          Premium amortization and discount accretion
                 of investment securities, net                                             (40,015)            (21,664)
          Amortization of intangibles                                                       18,247              24,251
          Net increase in loans held for sale                                             (654,175)           (476,250)
          Increase in other assets                                                        (770,553)           (530,812)
          Increase in other liabilities                                                    585,915             545,989
                                                                                      ------------        ------------
                    NET CASH PROVIDED BY OPERATING ACTIVITIES                            3,646,469           3,969,775
                                                                                      ------------        ------------

INVESTING ACTIVITES:
     Available-for-sale securities:
          Proceeds from maturities and calls                                            26,205,108          16,296,849
          Purchases                                                                    (33,652,437)        (16,960,157)
     Held-to-maturity securities:
          Proceeds from maturities and calls                                            25,192,250           4,267,140
          Purchases                                                                    (24,775,402)         (1,385,186)
     Net increase in loans                                                              (8,387,538)        (16,335,014)
     Proceeds from sales of premises and equipment                                           1,265               1,181
     Purchases of premises and equipment                                                  (971,756)           (408,792)
     Other, net                                                                             18,260              22,419
                                                                                      ------------        ------------
                    NET CASH USED IN INVESTING ACTIVITIES                              (16,370,250)        (14,501,560)
                                                                                      ------------        ------------

FINANCING ACTIVITIES:
     Net increase in deposits                                                           14,497,938           6,702,457
     Increase in retail repurchase agreements                                            3,527,676           3,571,935
     Increase (decrease) in federal funds purchased                                     (2,400,000)            300,000
     Common stock issued                                                                   142,124             267,954
     Cash dividends paid                                                                (1,112,345)         (1,031,676)
                                                                                      ------------        ------------
                    NET CASH PROVIDED BY FINANCING ACTIVITIES                           14,655,393           9,810,670
                                                                                      ------------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     1,931,612            (721,115)
Cash and cash equivalents at beginning of period                                        12,914,021          13,052,150
                                                                                      ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 14,845,633        $ 12,331,035
                                                                                      ============        ============
Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
          Interest                                                                    $  8,430,216        $  7,726,419
          Income taxes                                                                   1,577,211           1,333,031


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


                                             Three Months Ended       Nine Months Ended
                                                September 30,           September 30,
                                     --------------------------   ----------------------
                                             1998        1997       1998         1997
                                          ----------  ---------   ----------   ---------

Basic EPS denominator - Weighted
     average number of common
     shares outstanding                   3,651,545   3,628,392   3,648,990   3,622,900
Dilutive share effect arising from
     assumed exercise of stock options      137,798      67,060     144,370      66,938
                                          ---------   ---------   ---------   ---------

Diluted EPS denominator                   3,789,343   3,695,452   3,793,360   3,689,838
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

         Comprehensive income is the change in equity of an enterprise during the period from transactions and other events and circumstances from nonowner sources and, accordingly, includes both net income and amounts referred to as other comprehensive income. The Corporation's other comprehensive income for the three and nine months ended September 30, 1998 and 1997 consisted of unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the three months ended September 30, 1998 and 1997 amounted to $1,391,972 and $1,164,350, respectively, and for the nine months then ended amounted to $3,592,193 and $3,209,040.

5. Loans as presented are reduced by net unearned income of $387,842, $237,964 and $269,599 at September 30, 1998, September 30, 1997 and
         December 31, 1997, respectively.

6.       Significant components of other expense were as follows:

                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                       ------------------- --------------------
                                          1998     1997      1998        1997
                                       -------    -------  --------   ---------

Advertising and marketing               $69,778   $30,576  $280,237    $ 80,445
Stationery, printing and supplies       $77,503   $78,809  $262,053    $241,954

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

OVERVIEW

         The Corporation earned $3,448,850 in the first nine months of 1998, an 8.4% increase over the same period in 1997. Basic earnings per share, adjusted for the two-for-one common stock split in March 1998, increased from $.88 to $.95 in comparing these nine-month periods and diluted earnings per share increased from $.86 to $.91. For the 1998 third quarter, earnings amounted to $1,186,247, which represents an 8.9% increase from the 1997 third quarter and a gain in basic earnings per share from $.30 to $.32 and in diluted earnings per share from $.29 to $.31. Total assets were $344,391,535 at September 30, 1998, up 7.4% from September 30, 1997 and 5.8% from December 31, 1997. Loans amounted to $226,293,855 at September 30, 1998, increasing 7.0% from September 30, 1997 and 4.1% from December 31, 1997. Total deposits grew 6.1% from September 30, 1997 and 5.2% from December 31, 1997 to $295,045,512 at September 30, 1998.

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

EARNINGS REVIEW

         The Corporation's net income increased $266,534 or 8.4% in the first nine months of 1998 compared to the same period of 1997 and increased $96,602 or 8.9% in comparing third quarter periods. Earnings were positively impacted in the first nine months and third quarter of 1998 by increases in net interest income of $749,672 or 7.3% and $121,798 or 3.4%, respectively, by increases of $255,292 and $76,227 in total other operating income and by reductions of $140,000 and $170,000 in the provision for loan losses. As discussed in the "Overview", other operating income benefited in the second quarter of 1998 from a $38,660 recovery of merger expenses. These gains were significantly offset, however, by increases in total other operating expense of $755,464 in the first nine months of 1998 and $237,743 in the 1998 third quarter.

         On an annualized basis, return on average assets was unchanged at 1.36% in comparing the first nine months of 1997 to the first nine months of 1998. Return on average shareholders' equity decreased from 14.10% to 13.81% in comparing the same periods. In comparing third quarter periods, return on average assets improved from 1.38% to 1.39% and return on average shareholders' equity decreased from 14.09% to 13.91%.

NET INTEREST INCOME

         Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

         Net interest income was $11,072,993 in the first nine months of 1998 compared to $10,323,321 in the same period of 1997. This increase of $749,672 or 7.3% resulted primarily from an 8.8% increase in the level of average earning assets, the effect of which was partially offset by a decline in the net yield on earning assets, or net interest margin, from 4.99% in the first nine months of 1997 to 4.91% in the same period of 1998. In comparing third quarter periods, net interest income increased $121,798 or 3.4% reflecting an 8.2% increase in average earning assets and a decline in the net interest margin from 5.06% to 4.85%. On a taxable equivalent basis, the increases in net interest income in the first nine months and third quarter of 1998 were $780,000 and $145,000, respectively, reflecting changes in the relative mix of taxable and non-taxable earning assets.

         Table 1 on page 18 and Table 2 on page 19 set forth for the periods indicated information with respect to the Corporation's average balances of assets and liabilities, as well as the total dollar amounts of interest income (taxable equivalent basis) from earning assets and interest expense on interest-bearing liabilities, resultant rates earned or paid, net interest income, net interest spread and net yield on earning assets. Net interest spread refers to the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. Net yield on earning assets, or net interest margin, refers to net interest income divided by average earning assets and is influenced by the level and relative mix of earning assets and interest-bearing liabilities. Changes in net interest income on a taxable equivalent basis, as measured by volume and rate variances, are also analyzed in Tables 1 and 2. Volume refers to the average dollar level of earning assets and interest-bearing liabilities.

         Changes in the net interest margin and net interest spread tend to correlate with movements in the prime rate of interest. There are variations, however, in the degree and timing of rate changes, compared to prime, for the different types of earning assets and interest-bearing liabilities.

         The prime rate of interest has been relatively stable in recent years, averaging 8.28% in 1996 and 8.44% in 1997. For the first nine months of 1998, the average prime rate was 8.50% compared to 8.42% in the same period of 1997. This general stability has tended to apply to the interest rates both earned and paid by the Bank. In comparing nine-month periods, the net interest spread declined by 6 basis points from 4.22% in 1997 to 4.16% in 1998, reflecting the effect of a decrease in the average total yield on earning assets coupled with an increase in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets decreased by 2 basis points from 8.55% in 1997 to 8.53% in 1998, while the cost of funds increased by 4 basis points from 4.33% to 4.37%. In comparing third quarter periods, the net interest spread declined by 19 basis points from 4.29% to 4.10%, as the yield on earning assets decreased by 19 basis points while the cost of funds was unchanged.

PROVISION FOR LOAN LOSSES

         This provision is the charge against earnings to provide an allowance or reserve for possible future losses on loans. The amount of each period's charge is affected by several considerations including management's evaluation of various risk factors in determining the adequacy of the allowance (see "Asset Quality"), actual loan loss experience and loan portfolio growth. Earnings were positively impacted in the first nine months and third quarter of 1998 compared to the same periods in 1997 by decreases in the provision of $140,000 and $170,000, respectively, due primarily to a lower rate of loan growth in 1998 and a reduction in net loan charge-offs.

OTHER OPERATING INCOME

         Total other operating income, or noninterest income, for the first nine months and third quarter of 1998 increased $255,292 or 12.1% and $76,227 or 10.3%, respectively, compared to the same periods in 1997, reflecting in part the general increase in the volume of business. The increase in service charges on deposit accounts was primarily due to the selected increases in service charge rates that became effective in the 1997 second quarter and to the higher level of income being generated by a NOW account version that provides a package of products and services for a stated monthly fee as a result of increases in the number of such NOW accounts and in the stated monthly fee, the new fee having become effective in the 1997 fourth quarter. The decline in annuity and brokerage commissions related to a general decrease in both sales of annuity products and the volume of brokerage services. Other income was higher due mainly to an increase in the gains on loan sales, increased trust revenues and the $38,660 recovery in the 1998 second quarter of a portion of the merger expenses initially recorded in the 1997 fourth quarter (see "Overview").

OTHER OPERATING EXPENSE

         Total other operating expense, or noninterest expense, was $755,464 or 10.2% higher in the first nine months of 1998 compared to the same period in 1997 and for the third quarter was $237,743 or 9.5% higher, due largely to increased personnel expense, new advertising and marketing programs and the continuing effects of inflation. Personnel expense was impacted by increased staffing requirements and normal salary adjustments. Advertising and marketing expense, included in other expense, increased $199,792 in the first nine months of 1998 and $39,202 in the third quarter due primarily to new programs undertaken in 1998 that include an advertising campaign based on customer testimonials and a major marketing plan centered around the "YES YOU CAN, YES WE CAN(R)" program.

INCOME TAXES

         The effective income tax rate of 30.6% in the first nine months of 1998 did not significantly change from the 30.5% rate in the same period of 1997.

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

         As a specific asset/liability management tool, the Bank, at September 30, 1998, had entered into two interest rate floor agreements with a correspondent bank to protect certain variable-rate loans from the downward effects of their repricing in the event of a decreasing rate environment. The total notional amount of each agreement is $10,000,000. The agreements require the correspondent bank to pay to the Bank the difference between the floor rate of interest of 7.50% in one agreement and 8.00% in the other agreement as compared to the prime rate of interest in the event that the prime rate is less. Any payments received under the agreements, net of premium amortization, will be treated as an adjustment of interest income on loans.

CAPITAL ADEQUACY

         Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier I and Tier II, as a percentage of risk-adjusted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier I capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier II capital, which is limited to the total of Tier I capital, includes allowable amounts of subordinated debt, mandatory convertible securities, preferred stock and the allowance for loan losses. Under current requirements, the minimum total capital ratio, consisting of both Tier I and Tier II capital, is 8.00% and the minimum Tier I capital ratio is 4.00%. At September 30, 1998, FNB Corp. and the Bank had total capital ratios of 16.03% and 15.64%, respectively, and Tier I capital ratios of 14.94% and 14.55%.

         The leverage capital ratio, which serves as a minimum capital standard, considers Tier I capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At September 30, 1998, FNB Corp. and the Bank had leverage capital ratios of 10.04% and 9.78%, respectively.

         The Bank is also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, the Bank must have a minimum ratio for total capital of 10.00%, for Tier I capital of 6.00% and for leverage capital of 5.00%. As noted above, the Bank met all of those ratio requirements at September 30, 1998 and, accordingly, is well-capitalized under the regulatory framework for prompt corrective action.

BALANCE SHEET REVIEW

         Total assets at September 30, 1998 were higher than at September 30, 1997 and December 31, 1997 by $23,691,000 or 7.4% and $18,737,000 or 5.8%,
respectively; deposits were ahead by $16,963,000 or 6.1% and $14,498,000 or 5.2%. A portion of the asset growth was funded by retail repurchase agreements, which had increased at September 30, 1998 by $3,667,000 or 50.3% from September 30, 1997 and by $3,527,000 or 47.4% from December 31, 1997. Average assets increased $26,841,000 or 8.6% in the first nine months of 1998 compared to the same period in 1997, while average deposits increased $19,613,000 or 7.2% and average retail repurchase agreements increased $3,777,000 or 65.8%, the third quarter increases being $25,352,000 or 8.0%, $19,212,000 or 7.0% and $3,261,000
or 47.2%, respectively.

INVESTMENT SECURITIES

         Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. During the twelve-month period ended September 30, 1998, when the growth in total assets exceeded that for loans, the level of investment securities was increased $6,011,000 or 6.8%, with a larger net increase of $7,290,000 or 8.4% occurring in the first nine months of 1998. Investable funds not otherwise utilized are temporarily invested on an overnight basis as federal funds sold, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

LOANS

         The Corporation's primary source of revenue and largest component of earning assets is the loan portfolio. Loans increased $14,792,000 or 7.0% during the twelve-month period ended September 30, 1998. The net loan increase during the first nine months of 1998 was $8,843,000 or 4.1%. Average loans were $21,947,000 or 10.8% higher in the first nine months of 1998 than in the same period of 1997. The ratio of average loans to average deposits, in comparing nine-month periods, increased from 74.3% in 1997 to 76.8% in 1998. The ratio of loans to deposits at September 30, 1998 was 76.7%.

         Loan growth and the composition of the loan portfolio are being affected by management's decision in March 1996 to discontinue the purchase of retail installment loan contracts from automobile and equipment dealers (see "Business Development Matters"). The outstanding balance of these loan contracts, which are primarily included in consumer loans, experienced a net decrease of $6,754,883 during the twelve-month period ended September 30, 1998. Consequently, total consumer loans declined significantly during that period. The commercial and agricultural loan portfolio has experienced strong gains during both the twelve-month period ended September 30,1998 and the first nine months of 1998. The 1-4 family residential mortgage loan portfolio has also gained significantly during these periods.

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

         The Bank's level and mix of deposits has been specifically affected by the following factors. Time deposits increased $9,297,000 during the twelve-month period ended September 30, 1998 and $10,954,000 during the first nine months of 1998. Similarly, money market accounts, during the same periods, grew $6,141,000 and $3,654,000, respectively, due to a new high-yield product first introduced in the 1996 fourth quarter. Further, the level of time deposits obtained from governmental units fluctuates, amounting to $23,863,000, $23,169,000 and $24,431,000 at September 30, 1998, September 30, 1997 and
December 31, 1997, respectively.

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

         Management decided in March 1996 that the Bank would discontinue the purchase of retail installment loan contracts from automobile and equipment dealers, due largely to the declining yields being experienced in this loan program. Contracts of this nature included in loans amounted to $4,885,604, $11,640,487 and $9,674,229 at September 30, 1998, September 30, 1997 and
December 31, 1997, respectively. While there will be no purchases of new contracts, current plans call for the collection of outstanding loans based on their contractual terms. The funds previously invested in this loan program are being redeployed, as loan payments occur, to other loan programs or to the investment securities portfolio.

         As of September 30, 1998, the Bank had filed for regulatory approval of a new branch office to be established in Trinity, North Carolina. Assuming that approval is granted, construction and occupancy of the Trinity branch is expected to occur in 1999, resulting in a total capital outlay of approximately $950,000.

         The Bank's data processing, item capture and statement rendering operations are currently outsourced under a service bureau arrangement. The Bank is planning to shift these operations to an in-house basis. The target date for conversion is April 1999. The total outlay for hardware and software expenditures is expected to amount to approximately $1,600,000.

YEAR 2000 ISSUE

         The Corporation recognizes and is addressing the potentially serious implications of the "Year 2000 Issue", which is a general term used to describe various problems that may result from the improper processing of dates and date-sensitive calculations by many existing computer programs when the Year 2000 is reached. This issue is ultimately caused by the fact that many of the world's existing computer programs use only two digits to identify the year in the date field of a program. These programs were designed and developed without considering the upcoming change in the century and could experience serious malfunctions when the last two digits of the year change to "00" as a result of identifying the "00" year as the year 1900 rather than the year 2000. This identification error could result in a disruption of normal business operations, including, among other things, the miscalculation of interest accruals and the inability to process customer transactions. In addition, non-banking systems, such as security alarms, elevators and telephones, are subject to malfunction due to their dependence upon computers for proper operation.

         The Corporation first began to assess its Year 2000 readiness in August 1996, completing that assessment in January 1997. The Corporation then developed a Year 2000 Plan that follows guidelines outlined by the Federal Financial Institutions Council. The Year 2000 Project Team, which is responsible for execution of the Plan, includes members of senior management and departmental management from all areas of the organization. Additionally, an outside consulting firm has been engaged to assist with the Year 2000 project.

         In the implementation of the Year 2000 Plan, a thorough inventory was first performed to determine all hardware, software and facilities that might be impacted by the Year 2000 Issue. Since all software is purchased and no separate in-house programming is performed, the Corporation is dependent upon its third-party vendors for modifications of its existing systems to correct any defects related to the Year 2000 Issue. Accordingly, written documentation has been solicited from all of the software and hardware vendors, as well as the providers of facilities using embedded chip technology, with respect to their Year 2000 compliance status. The validation phase of the Corporation's project includes the receipt and analysis of vendor-performed testing, as well as the testing of all hardware, software and facilities in the Corporate environment. Internal testing of mission critical systems is scheduled to be completed by December 31, 1998, with the testing of other applications to be completed by June 30, 1999.

         The Corporation currently uses a service bureau for core processing and related items processing. All testing of this mission critical system for Year 2000 compliance is to be completed by December 31, 1998. In August 1998, however, the Corporation contracted with third-party vendors for the hardware and software necessary to shift this entire operation to an in-house basis. The target date for this conversion is April 1999. Initial internal testing on a trial basis of these replacement systems for Year 2000 compliance is to be completed by December 31, 1998. Final testing in the normal operating environment is to be completed by June 30, 1999.

         The Corporation is informing its customers about the Year 2000 Issue in general and the efforts it is undertaking to ensure that banking services continue in the Year 2000 and beyond. Additionally, the Corporation is contacting its significant commercial customers to determine such customers' plans with respect to the Year 2000 Issue and the Corporation's vulnerability to the failure of any such customer to remediate its own problems that may result from the Year 2000 Issue. As most commercial customers depend on computer systems that must be Year 2000 compliant, a disruption in their businesses could result in potentially significant financial difficulties that could affect their creditworthiness. The Corporation is also initiating contact with key vendors to determine their plans with respect to the Year 2000 Issue. There can be no guarantee that customers and vendors will convert their systems on a timely basis or in a manner that is compatible with the Corporation's systems. Significant business interruptions or failures by significant commercial vendors, trading partners or governmental agencies resulting from the effects of the Year 2000 Issue could have a material adverse effect on the Corporation.

         The Corporation's projected cost of year 2000 compliance is estimated to be approximately $200,000, the majority of such estimated cost relating to computer equipment that may need be replaced in 1998 and 1999. Actual expenditures related to the Year 2000 project, which have all been charged to expense, amount to $10,771 for the nine months ended September 30, 1998 and $12,175 on a cumulative project basis. Funding of year 2000 project costs will come from normal operating cash flows; however, the expenses associated with the Year 2000 Issue will directly reduce otherwise reported net income for the Corporation.

         Management believes that the potential effects on the Corporation's internal operations of the Year 2000 Issue can be mitigated on a timely basis. However, if required modifications or conversions are not made or are not completed on a timely basis, the Year 2000 Issue could disrupt normal business operations and have a material adverse impact on the Corporation.

         Contingency plans are being developed to mitigate the potential effects of a disruption in normal business operations. Contingency planning includes developing alternative solutions should a vendor not become compliant, as well as plans for the resumption of business if, despite the Corporation's best efforts, there is a disruption in business operations. In the event of what could be described as a "worst case" scenario, the contingency plans will allow for limited transactions, including the ability to make certain deposit withdrawals, until the Year 2000 problems are fixed.

         The costs of the Year 2000 project and the schedule for achieving Year 2000 compliance are based on management's best estimates, which were derived using numerous assumptions of future events such as the availability of certain resources (including appropriately trained personnel and other internal and external resources), third-party vendor plans and other factors. However, there can be no guarantee that these estimates will be achieved at the cost disclosed or within the timeframes indicated, and actual results could differ materially from these plans. Factors that might affect the timely and efficient completion of the Corporation's Year 2000 project include, but are not limited to, vendors' abilities to adequately correct or convert software and the effect on the Corporation's ability to test its systems, the availability and cost of personnel trained in the Year 2000 areas, the ability to identify and correct all relevant computer programs, the readiness of key utilities, vendors and customers, and similar uncertainties.


TABLE 1
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(Taxable Equivalent Basis, Dollars in Thousands)

                                                                                                  1998
                                                                        -----------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30                                                                                     Average

                                                                                                Interest            Rates
                                                                            Average              Income/           Earned/
                                                                            Balance              Expense             Paid
                                                                        ----------------     ----------------     -----------
EARNING ASSETS
Loans (2) (3)                                                           $       224,234           $   15,327            9.13 %
Investment securities (2):
     Taxable income                                                              71,860                3,780            7.01
     Non-taxable income                                                          19,637                1,152            7.82
Federal funds sold                                                                3,889                  162            5.57
                                                                        ----------------     ----------------     -----------
          Total earning assets                                                  319,620               20,421            8.53
                                                                        ----------------     ----------------     -----------

Cash and due from banks                                                          10,630
Other assets, net                                                                 8,331
                                                                        ----------------
          TOTAL ASSETS                                                  $       338,581
                                                                        ================

INTEREST-BEARING LIABILITIES Interest-bearing deposits:
     NOW accounts                                                       $        41,048                  505            1.64
     Savings deposits                                                            27,725                  472            2.28
     Money market accounts                                                       24,668                  721            3.91
     Certificates and other time deposits                                       161,631                6,634            5.49
Retail repurchase agreements                                                      9,517                  323            4.55
Federal funds purchased                                                             202                    9            5.84
                                                                        ----------------     ----------------     -----------
          Total interest-bearing liabilities                                    264,791                8,664            4.37
                                                                        ----------------     ----------------     -----------

Noninterest-bearing demand deposits                                              36,968
Other liabilities                                                                 3,512
Shareholders' equity                                                             33,310
                                                                        ----------------
          TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY                                   $       338,581
                                                                        ================

NET INTEREST INCOME AND SPREAD                                                               $        11,757            4.16 %
                                                                                             ================     ===========

NET YIELD ON EARNING ASSETS                                                                                             4.91 %
                                                                                                                  ===========









                                                                                               1997
                                                                     ---------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30                                                                                    Average
                                                                                             Interest              Rates
                                                                         Average             Income/              Earned/
                                                                         Balance             Expense                Paid
                                                                     ----------------    -----------------     ---------------
EARNING ASSETS
Loans (2) (3)                                                        $       202,287           $   13,876                9.17 %
Investment securities (2):
     Taxable income                                                           71,710                3,778                7.03
     Non-taxable income                                                       17,429                1,061                8.12
Federal funds sold                                                             2,225                   91                5.44
                                                                     ----------------    -----------------     ---------------
          Total earning assets                                               293,651               18,806                8.55
                                                                     ----------------    -----------------     ---------------

Cash and due from banks                                                        9,812
Other assets, net                                                              8,277
                                                                     ----------------
          TOTAL ASSETS                                               $       311,740
                                                                     ================

INTEREST-BEARING LIABILITIES Interest-bearing deposits:
     NOW accounts                                                    $        37,640                  503                1.79
     Savings deposits                                                         29,497                  516                2.34
     Money market accounts                                                    18,792                  502                3.57
     Certificates and other time deposits                                    149,580                6,093                5.45
Retail repurchase agreements                                                   5,740                  192                4.45
Federal funds purchased                                                          535                   23                5.69
                                                                     ----------------    -----------------     ---------------
          Total interest-bearing liabilities                                 241,784                7,829                4.33
                                                                     ----------------    -----------------     ---------------

Noninterest-bearing demand deposits                                           36,918
Other liabilities                                                              2,952
Shareholders' equity                                                          30,086
                                                                     ----------------
          TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY                                $       311,740
                                                                     ================

NET INTEREST INCOME AND SPREAD                                                           $         10,977                4.22 %
                                                                                         =================     ===============

NET YIELD ON EARNING ASSETS                                                                                              4.99 %
                                                                                                               ===============










NINE MONTHS ENDED SEPTEMBER 30                                                                 1998 Versus 1997
                                                                         ----------------------------------------------------------
                                                                                     Interest Variance
                                                                                            due to (1)
                                                                         --------------------------------------          Net
                                                                              Volume                Rate                Change
                                                                         -----------------    -----------------    ----------------
EARNING ASSETS
Loans (2) (3)                                                            $    1,512          $        (61)        $      1,451
Investment securities (2):
     Taxable income                                                              10                    (8)                   2
     Non-taxable income                                                         131                   (40)                  91
Federal funds sold                                                               68                     3                   71
                                                                         -----------------    -----------------    ----------------
          Total earning assets                                                1,721                  (106)               1,615
                                                                         -----------------    -----------------    ----------------

Cash and due from banks
Other assets, net

          TOTAL ASSETS


INTEREST-BEARING LIABILITIES Interest-bearing deposits:
     NOW accounts                                                                45                   (43)                   2
     Savings deposits                                                           (31)                  (13)                 (44)
     Money market accounts                                                      168                    51                  219
     Certificates and other time deposits                                       496                    45                  541
Retail repurchase agreements                                                    127                     4                  131
Federal funds purchased                                                         (15)                    1                  (14)
                                                                         -----------------    -----------------    ----------------
          Total interest-bearing liabilities                                    790                    45                  835
                                                                         -----------------    -----------------    ----------------

Noninterest-bearing demand deposits
Other liabilities
Shareholders' equity

          TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY


NET INTEREST INCOME AND SPREAD                                           $      931           $      (151)         $       780
                                                                         =================    =================    ================

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


TABLE 2
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(Taxable Equivalent Basis, Dollars in Thousands)

                                                                                1998
                                                          ------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30                                                                 Average
                                                                              Interest           Rates
                                                             Average          Income/           Earned/
                                                             Balance          Expense            Paid
                                                          --------------   ---------------    ------------
EARNING ASSETS
Loans (2) (3)                                             $     224,134     $       5,114            9.07 %
Investment securities (2):
     Taxable income                                              74,626             1,290            6.92
     Non-taxable income                                          20,096               393            7.81
Federal funds sold                                                3,875                54            5.57
                                                          --------------   ---------------    ------------
          Total earning assets                                  322,731             6,851            8.45
                                                          --------------   ---------------    ------------

Cash and due from banks                                          10,561
Other assets, net                                                 8,449
                                                          --------------
          TOTAL ASSETS                                    $     341,741
                                                          ==============

INTEREST-BEARING LIABILITIES Interest-bearing deposits:
     NOW accounts                                         $      41,005               157            1.51
     Savings deposits                                            27,023               151            2.22
     Money market accounts                                       25,959               257            3.94
     Certificates and other time deposits                       162,675             2,243            5.47
Retail repurchase agreements                                     10,168               115            4.51
Federal funds purchased                                             125                 2            5.95
                                                          --------------   ---------------    ------------
          Total interest-bearing liabilities                    266,955             2,925            4.35
                                                          --------------   ---------------    ------------

Noninterest-bearing demand deposits                              36,966
Other liabilities                                                 3,703
Shareholders' equity                                             34,117
                                                          --------------
          TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY                     $     341,741
                                                          ==============

NET INTEREST INCOME AND SPREAD                                             $        3,926            4.10 %
                                                                           ===============    ============

NET YIELD ON EARNING ASSETS                                                                          4.85 %
                                                                                              ============

















                                                                                                 1997
                                                                            -----------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30                                                                                  Average
                                                                                               Interest           Rates
                                                                               Average          Income/          Earned/
                                                                               Balance          Expense           Paid
                                                                            --------------   --------------    ------------
EARNING ASSETS
Loans (2) (3)                                                               $     208,472       $    4,859            9.26 %
Investment securities (2):
     Taxable income                                                                70,150            1,233            7.03
     Non-taxable income                                                            17,640              355            8.04
Federal funds sold                                                                  1,900               27            5.60
                                                                            --------------   --------------    ------------
          Total earning assets                                                    298,162            6,474            8.64
                                                                            --------------   --------------    ------------

Cash and due from banks                                                             9,863
Other assets, net                                                                   8,364
                                                                            --------------
          TOTAL ASSETS                                                      $     316,389
                                                                            ==============

INTEREST-BEARING LIABILITIES Interest-bearing deposits:
     NOW accounts                                                           $      38,283              173            1.79
     Savings deposits                                                              29,294              171            2.32
     Money market accounts                                                         19,628              187            3.79
     Certificates and other time deposits                                         150,393            2,069            5.46
Retail repurchase agreements                                                        6,907               79            4.55
Federal funds purchased                                                               960               14            5.76
                                                                            --------------   --------------    ------------
          Total interest-bearing liabilities                                      245,465            2,693            4.35
                                                                            --------------   --------------    ------------

Noninterest-bearing demand deposits                                                36,818
Other liabilities                                                                   3,162
Shareholders' equity                                                               30,944
                                                                            --------------
          TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY                                       $     316,389
                                                                            ==============

NET INTEREST INCOME AND SPREAD                                                               $       3,781            4.29 %
                                                                                             ==============    ============

NET YIELD ON EARNING ASSETS                                                                                           5.06 %
                                                                                                               ============
















THREE MONTHS ENDED SEPTEMBER 30                                                                     1998 Versus 1997
                                                                              ---------------------------------------------------
                                                                                          Interest Variance
                                                                                                 due to (1)
                                                                              -------------------------------        Net
                                                                                Volume             Rate              Change
                                                                              ------------    ---------------   -----------------
EARNING ASSETS
Loans (2) (3)                                                                 $       356   $         (101)    $          255
Investment securities (2):
     Taxable income                                                                    77              (20)                57
     Non-taxable income                                                                48              (10)                38
Federal funds sold                                                                     27                -                 27
                                                                              ------------    ---------------   -----------------
          Total earning assets                                                        508             (131)               377
                                                                              ------------    ---------------   -----------------

Cash and due from banks
Other assets, net

          TOTAL ASSETS


INTEREST-BEARING LIABILITIES Interest-bearing deposits:
     NOW accounts                                                                      11              (27)               (16)
     Savings deposits                                                                 (13)              (7)               (20)
     Money market accounts                                                             63                7                 70
     Certificates and other time deposits                                             170                4                174
Retail repurchase agreements                                                           37               (1)                36
Federal funds purchased                                                               (12)               -                (12)
                                                                              ------------    ---------------   -----------------
          Total interest-bearing liabilities                                          256              (24)               232
                                                                              ------------    ---------------   -----------------

Noninterest-bearing demand deposits
Other liabilities
Shareholders' equity

          TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY


NET INTEREST INCOME AND SPREAD                                                $       252    $        (107)     $         145
                                                                              ============    ===============   =================

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

(3) Nonaccrual loans are included in the average loan balance. Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.
                                       19

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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  Exhibits to this report are listed in the index to exhibits on pages 22 and 23 of this report.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended September 30, 1998.





                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               FNB Corp.
                                               (Registrant)


Date:    November 13, 1998            By:      /s/ Jerry A. Little
                                               ------------------------------
                                                   Jerry A. Little
                                                   Treasurer and Secretary
                                                   (Principal Financial and
                                                   Accounting Officer)

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

    3.12 Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 12, 1998, incorporated herein by reference to Exhibit 3.12 to the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

    3.20 Amended and Restated Bylaws of the Registrant, adopted May 21, 1998, incorporated herein by reference to Exhibit
                                    3.20 to the Registrant's Form 10-Q Quarterly
                                    Report for the quarter ended June 30, 1998.

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

Exhibit No.                                 Description of Exhibit

    10.30 Copy of Stock Compensation Plan, as amended, effective May 12, 1998, incorporated herein by reference to Exhibit 10.30 the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

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

    27.10 Financial Data Schedule for the nine months ended September 30, 1998.

    27.11 Restated Financial Data Schedule for the nine months ended September 30, 1997.