Form 10-K405
period 1998-12-31
FNB CORP/NC
filed 1999-03-31
CIK 764811

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                ---------------
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


                        COMMISSION FILE NUMBER: 0-13823




                                ---------------
                                   FNB CORP.
            (Exact name of Registrant as specified in its charter)

           NORTH CAROLINA                           56-1456589
      (State of incorporation)         (I.R.S. Employer Identification No.)

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

     As of March 25, 1999, the Registrant had 3,657,776 shares of $2.50 par value common stock outstanding. The aggregate market value of voting stock held by nonaffiliates of the Registrant, assuming, without admission, that all directors and officers of the Registrant may be deemed affiliates, was $74,494,000.

     Portions of the Proxy Statement of the Registrant for the Annual Meeting
of Shareholders to be held on May 11, 1999 are incorporated by reference in
Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS REFERENCE INDEX




                                                                                                                     PAGE
                                                                                                                    ------
PART I       ITEM 1      BUSINESS ...............................................................................     3-5
             ITEM 2      PROPERTIES .............................................................................       5
             ITEM 3      LEGAL PROCEEDINGS
                         Not applicable.
             ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                         Not applicable.
PART II      ITEM 5      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ..............      21
             ITEM 6      SELECTED FINANCIAL DATA ................................................................       6
             ITEM 7      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                         OPERATIONS .............................................................................    7-21
             ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .............................   11-12
             ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                         Independent Auditors' Report ...........................................................      22
                         Consolidated Balance Sheets at December 31, 1998 and 1997 ..............................      23
                         Consolidated Statements of Income for each of the years in the three-year period ended
                         December 31, 1998 ......................................................................      24
                         Consolidated Statements of Shareholders' Equity and Comprehensive Income for each
                         of the years in the three-year period ended December 31, 1998 ..........................      25
                         Consolidated Statements of Cash Flows for each of the years in the three-year period
                         ended December 31, 1998 ................................................................      26
                         Notes to Consolidated Financial Statements .............................................   27-43
                         Quarterly Financial Data for 1998 and 1997 .............................................      21
             ITEM 9      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                         DISCLOSURE
                         Not applicable.
PART III     ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .....................................       *
             ITEM 11     EXECUTIVE COMPENSATION .................................................................       *
             ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .........................       *
             ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .........................................       *
PART IV      ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
                         (a)(1) Financial Statements (See Item 8 for reference).
                          (2) Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable.
                          (3) Exhibits have been filed separately with the Commission and are available upon
                         written request ........................................................................      45
                         (b)  Reports on Form 8-K (None were filed during the last quarter of the period covered by this Form 10-K).

---------
* Information called for by Part III is incorporated herein by reference to portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders, as follows:
     Item 10 -- See information that appears under the headings "Election of Directors" and "Executive Officers".
     Item 11 -- See information that appears under the heading "Executive Compensation".

     Item 12 -- See information that appears under the headings "Voting Securities Outstanding and Principal
     Shareholders" and "Security Ownership of Management".

     Item 13 -- See information that appears under the heading "Indebtedness of Officers and Directors".

                                   BUSINESS

GENERAL

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

     The Bank has a Trust and Investment Services Division that offers traditional trust and estate settlement services, investment management programs, brokerage services and tax-deferred annuities. Certain investment products and services are offered through "FNB Investor Services", a service provided by Liberty Securities Corporation.

     On June 3, 1997, the Corporation entered into a definitive agreement to acquire a savings bank in Siler City, North Carolina. Under terms of the agreement, the savings bank shareholders were to receive $15.50 per share, either in FNB Corp. common stock or in cash or a combination thereof, subject to the limitation that FNB Corp. common stock issued in the merger would be not more than 60% and not less than 50% of the total consideration. On January 28, 1998, as permitted by the agreement, the Board of Directors of the savings bank exercised its right to terminate the proposed combination due to the increase in the market value of FNB Corp. common stock above a specified level.

     The Corporation incurred certain costs in connection with the proposed acquisition. Those costs, which had been initially deferred, amounted to $305,000 and are included in merger expenses in the consolidated statement of income for the year ended December 31, 1997.

     The Bank's data processing, item capture and statement rendering operations are currently outsourced under a service bureau arrangement. The Bank is presently in the process of converting these operations to an in-house basis. Conversion is expected to be complete by the end of March 1999. The total capital expenditure outlay for hardware and software is expected to amount to approximately $1,600,000, of which approximately one-half was recorded in 1998. In addition to capital expenditures for the new system, the Bank has incurred certain expenses in 1998, totaling approximately $302,000, related to the data processing conversion.

     Commencing in 1995, the Bank significantly increased its investment in computer equipment through expanded use of personal computer networks. Capital expenditures in 1995, which totaled $1,302,000, related primarily to the increase in computer equipment. Approximately one-third of 1996 and one-half of 1997 capital expenditures, which totaled $1,019,000 and $478,000, respectively, also related to personal computer networks.

     As of December 31, 1998, the Bank had received regulatory approval for establishment of a new branch office in Trinity, North Carolina. Construction and occupancy of the Trinity branch is expected to occur in 1999, resulting in a total capital outlay of approximately $950,000, of which approximately one-third was recorded in 1998.


YEAR 2000 ISSUE

     The Corporation recognizes and is addressing the potentially serious implications of the "Year 2000 Issue", which has resulted from the use of two-digit year values in many existing computer programs. As the Year 2000 approaches, virtually every computer operation will be affected in some way by the rollover of the two-digit year value to "00". The issue is whether computer systems and other equipment incorporating computer components will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail.

     The Corporation, which relies on third-party vendors for all computer programming and equipment, has completed a thorough internal assessment in connection with its Year 2000 Plan and is utilizing both internal and external resources to identify, correct or reprogram, and test systems for Year 2000 compliance. Extensive consideration has been made in the

Year 2000 Plan for the conversion, now in process, of the Bank's data processing, item capture and statement rendering operations from a service bureau arrangement to an in-house basis, a project expected to be complete by the end of March 1999.

     For additional information on Year 2000 matters, see "Year 2000 Readiness Disclosure" in "Management's Discussion and Analysis of Financial Condition and Results of Operations".


COMPETITION

     The commercial banking industry within the Bank's marketing area is extremely competitive. The Bank faces direct competition in Randolph, Montgomery and Chatham counties from approximately eighteen different financial institutions, including commercial banks, savings institutions and credit unions. Although none of these entities is dominant, the Bank considers itself one of the major financial institutions in the area in terms of total assets and deposits. Further competition is provided by banks located in adjoining counties, as well as other types of financial institutions such as insurance companies, finance companies, pension funds and brokerage houses and other money funds.


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


EMPLOYEES

     As of December 31, 1998, the Parent Company had three officers, all of whom were also officers of the Bank. On that same date, the Bank had 131 full-time employees and 25 part-time employees. The Bank considers its relationship with its employees to be excellent. The Bank provides employee benefit programs, including a noncontributory defined benefit pension plan, matching retirement/savings (401(k)) plan, group life, health and dental insurance, paid vacations, sick leave, and health care and life insurance benefits for retired employees.


PROPERTIES

     The main offices of the Bank and the principal executive offices of the Parent Company are located in an office building at 101 Sunset Avenue, Asheboro, North Carolina. The premises contain approximately 36,500 square feet of office space. The Bank also has other community offices in Asheboro (three offices), Archdale (two offices), Biscoe, Ramseur, Randleman, Seagrove and Siler City, North Carolina. Except as noted below, all premises are owned by the Bank in fee. The Randolph Mall office in Asheboro is under a lease expiring January 31, 2002. The Bush Hill office in Archdale is under a lease expiring January 31, 2002, with lease renewal options for up to an additional 20-year term. The land on which the Seagrove Office is situated is under a lease expiring June 30, 2016. At that time, the land is subject to a purchase option at a fixed price or lease renewal options for up to an additional 30-year term.

                            FNB CORP. AND SUBSIDIARY

                          FIVE YEAR FINANCIAL HISTORY



                                                                1998         1997         1996         1995         1994
                                                            ------------ ------------ ------------ ------------ ------------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF OPERATIONS
Interest income ...........................................   $ 26,411     $ 24,507     $ 22,248     $ 20,606     $ 17,688
Interest expense ..........................................     11,591       10,576        9,612        9,002        6,979
                                                              --------     --------     --------     --------     --------
Net interest income .......................................     14,820       13,931       12,636       11,604       10,709
Provision for loan losses .................................        390          600          490          515          220
                                                              --------     --------     --------     --------     --------
Net interest income after provision for loan losses .......     14,430       13,331       12,146       11,089       10,489
Noninterest income ........................................      3,204        2,875        2,444        1,826        2,075
Noninterest expense .......................................     11,088       10,288        9,077        9,114        8,578
                                                              --------     --------     --------     --------     --------
Income before income taxes ................................      6,546        5,918        5,513        3,801        3,986
Income taxes ..............................................      1,984        1,818        1,676        1,101        1,159
                                                              --------     --------     --------     --------     --------
Net income ................................................   $  4,562     $  4,100     $  3,837     $  2,700     $  2,827
                                                              ========     ========     ========     ========     ========
PER SHARE DATA (1)
Net income:
 Basic ....................................................   $   1.25     $   1.13     $   1.06     $    .75     $    .79
 Diluted ..................................................       1.20         1.11         1.05          .75          .79
Cash dividends declared ...................................        .45          .38          .33          .26          .23
Book value ................................................       9.58         8.76         7.96         7.23         6.49
BALANCE SHEET INFORMATION
Total assets ..............................................   $356,623     $325,655     $307,134     $283,678     $261,616
Investment securities .....................................    104,771       86,881       90,316       84,536       76,983
Loans .....................................................    229,722      217,451      195,273      179,923      168,328
Deposits ..................................................    304,690      280,548      271,380      250,144      229,925
Shareholders' equity ......................................     35,002       31,901       28,767       25,995       23,379
RATIOS (AVERAGES)
Return on assets ..........................................       1.33%        1.30%        1.32%        1.00%        1.11%
Return on shareholders' equity ............................      13.52        13.45        13.97        10.93        12.33
Shareholders' equity to assets ............................       9.85         9.68         9.41         9.17         8.98
Dividend payout ratio .....................................      36.03        33.21        31.02        34.62        29.71
Loans to deposits .........................................      76.41        74.72        72.87        73.10        70.67
Net yield on earning assets, taxable equivalent basis .....       4.88         4.99         4.90         4.84         4.73

---------
(1) All per share data has been retroactively adjusted to reflect the two-for-one common stock split effected in the form of a 100% stock dividend paid in the first quarter of 1998.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The purpose of this discussion and analysis is to assist in the understanding and evaluation of the financial condition, changes in financial condition and results of operations of FNB Corp. (the "Parent Company") and its wholly-owned subsidiary, First National Bank and Trust Company (the "Bank"), collectively referred to as the "Corporation". This discussion should be read in conjunction with the consolidated financial statements and supplemental financial information appearing elsewhere in this report.


OVERVIEW

     The Corporation earned $4,562,000 in 1998, an 11.3% increase in net income from 1997. Basic earnings per share, adjusted for the two-for-one common stock split in 1998, increased from $1.13 in 1997 to $1.25 in 1998 and diluted earnings per share increased from $1.11 to $1.20. Total assets were $356,623,000 at December 31, 1998, up 9.5% from year-end 1997. Loans amounted to $229,722,000 at December 31, 1998, up 5.6% from the prior year. Total deposits grew 8.6% to $304,690,000 in 1998.

     The 1998 operating results were impacted by fourth quarter charges of $302,000 relating to a major data processing conversion. Similarly, 1997 operating results were affected by the fourth quarter recognition of $305,000 in merger expenses resulting from the termination of an agreement for the acquisition of a savings bank. These issues are discussed further in "Business Development Matters".


EARNINGS REVIEW

     The Corporation's net income increased $462,000 in 1998, up 11.3% over 1997. Earnings were positively impacted in 1998 by increases of $889,000 or 6.4% in net interest income and $329,000 in noninterest income and by a $210,000 reduction in the provision for loan losses. These gains were significantly offset, however, by an increase of $800,000 in noninterest expense. The effect of special noninterest expense charges in each year, as discussed in the "Overview", tended to offset on a comparative basis.

     In 1997, earnings increased $263,000 or 6.8% from 1996. Earnings were positively impacted in 1997 by increases of $1,295,000 or 10.2% in net interest income and $431,000 in noninterest income. These gains were significantly offset, however, by merger expenses of $305,000 as discussed in the "Overview", by an increase of $906,000 in noninterest expense exclusive of the merger expenses and by a $110,000 increase in the provision for loan losses.

     Return on average assets improved from 1.30% in 1997 to 1.33% in 1998. Return on average assets declined in 1997 from 1.32% in 1996, reflecting the effect in 1997 of the merger expenses. Similarly, return on average shareholders' equity increased to 13.52% in 1998 after decreasing to 13.45% in 1997 from 13.97% in 1996.


NET INTEREST INCOME

     Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

     Net interest income was $14,820,000 in 1998 compared to $13,931,000 in 1997. The increase of $889,000 or 6.4% resulted primarily from a 9.0% increase in the level of average earning assets, the effect of which was partially offset by a decline in the net yield on earning assets, or net interest margin, from 4.99% in 1997 to 4.88% in 1998. In 1997, there was a $1,295,000 or 10.2%
increase in net interest income reflecting both an improvement in the net interest margin from 4.90% in 1996 and an 8.1% increase in average earning assets. On a taxable equivalent basis, the increases in net interest income in 1998 and 1997 were $960,000 and $1,358,000, respectively, reflecting changes in the relative mix of taxable and non-taxable earning assets in each year.

     Table 1 sets forth for the periods indicated information with respect to the Corporation's average balances of assets and liabilities, as well as the total dollar amounts of interest income (taxable equivalent basis) from earning assets and interest expense on interest-bearing liabilities, resultant rates earned or paid, net interest income, net interest spread and net yield on earning assets. Net interest spread refers to the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. Net yield on earning assets, or net interest margin, refers to net interest income divided by average earning assets and is influenced by the level and relative mix of earning assets and interest-bearing liabilities.

TABLE 1
AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS



                                                        1998                                   1997
                                       -------------------------------------- --------------------------------------
                                                    INTEREST                               INTEREST
                                         AVERAGE     INCOME/   AVERAGE RATES    AVERAGE     INCOME/   AVERAGE RATES
                                         BALANCE     EXPENSE    EARNED/PAID     BALANCE     EXPENSE    EARNED/PAID
                                       ----------- ---------- --------------- ----------- ---------- ---------------
                                                     (TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)
EARNING ASSETS
Loans (1) (2) ........................  $224,972    $20,393         9.06%      $205,127    $18,813         9.17%
Investment securities (1):
 Taxable income ......................    75,002      5,225         6.97         70,817      4,975         7.03
 Non-taxable income ..................    19,780      1,547         7.82         17,741      1,435         8.09
Federal funds sold ...................     3,417        188         5.51          2,813        155         5.51
                                        --------    -------         ----       --------    -------         ----
  Total earning assets ...............   323,171     27,353         8.46        296,498     25,378         8.56
                                        --------    -------         ----       --------    -------         ----
Cash and due from banks ..............    10,800                                  9,985
Other assets, net ....................     8,491                                  8,267
                                        --------                               --------
  TOTAL ASSETS                          $342,462                               $314,750
                                        ========                               ========
INTEREST-BEARING
 LIABILITIES
Interest-bearing deposits:
 NOW accounts ........................  $ 41,353        648         1.57       $ 38,017        677         1.78
 Savings deposits ....................    27,414        614         2.24         29,199        678         2.32
 Money market accounts ...............    25,430        977         3.84         19,459        707         3.63
 Certificates and other time
  deposits ...........................   162,484      8,879         5.46        150,566      8,206         5.45
Retail repurchase agreements .........    10,169        444         4.37          6,229        281         4.51
Federal funds purchased ..............       539         29         5.32            473         27         5.71
                                        --------    -------         ----       --------    -------         ----
  Total interest-bearing
    liabilities ......................   267,389     11,591         4.33        243,943     10,576         4.34
                                        --------    -------         ----       --------    -------         ----
Noninterest-bearing demand
 deposits ............................    37,730                                 37,289
Other liabilities ....................     3,601                                  3,038
Shareholders' equity .................    33,742                                 30,480
                                        --------                               --------
  TOTAL LIABILITIES AND
    SHAREHOLDERS'
    EQUITY ...........................  $342,462                               $314,750
                                        ========                               ========
NET INTEREST INCOME AND
 SPREAD ..............................              $15,762         4.13%                  $14,802         4.22%
                                                    =======         ====                   =======         ====
NET YIELD ON EARNING
 ASSETS ..............................                              4.88%                                  4.99%
                                                                    ====                                   ====



                                                       1996
                                       ------------------------------------
                                                    INTEREST
                                         AVERAGE    INCOME/   AVERAGE RATES
                                         BALANCE    EXPENSE    EARNED/PAID
                                       ----------- --------- --------------
                                       (TAXABLE EQUIVALENT BASIS, DOLLARS IN
                                                    THOUSANDS)
EARNING ASSETS
Loans (1) (2) ........................  $186,937    $16,777        8.96%
Investment securities (1):
 Taxable income ......................    71,297      4,985        6.99
 Non-taxable income ..................    14,282      1,205        8.44
Federal funds sold ...................     1,688         89        5.27
                                        --------    -------        ----
  Total earning assets ...............   274,204     23,056        8.40
                                        --------    -------        ----
Cash and due from banks ..............     9,423
Other assets, net ....................     8,161
                                        --------
  TOTAL ASSETS                          $291,788
                                        ========
INTEREST-BEARING
 LIABILITIES
Interest-bearing deposits:
 NOW accounts ........................  $ 35,021        666        1.90
 Savings deposits ....................    30,147        756        2.50
 Money market accounts ...............    16,067        444        2.76
 Certificates and other time
  deposits ...........................   138,993      7,525        5.40
Retail repurchase agreements .........     4,118        178        4.32
Federal funds purchased ..............       764         43        5.63
                                        --------    -------        ----
  Total interest-bearing
    liabilities ......................   225,110      9,612        4.26
                                        --------    -------        ----
Noninterest-bearing demand
 deposits ............................    36,296
Other liabilities ....................     2,921
Shareholders' equity .................    27,461
                                        --------
  TOTAL LIABILITIES AND
    SHAREHOLDERS'
    EQUITY ...........................  $291,788
                                        ========
NET INTEREST INCOME AND
 SPREAD ..............................              $13,444        4.14%
                                                    =======        ====
NET YIELD ON EARNING
 ASSETS ..............................                             4.90%
                                                                   ====

---------
(1) Interest income and yields related to certain investment securities and loans exempt from both federal and state income tax or from state income tax alone are stated on a fully taxable equivalent basis, assuming a 34% federal tax rate and applicable state tax rate, reduced by the nondeductible portion of interest expense.

(2) Nonaccrual loans are included in the average loan balance. Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.

     Changes in the net interest margin and net interest spread tend to correlate with movements in the prime rate of interest. There are variations, however, in the degree and timing of rate changes, compared to prime, for the different types of earning assets and interest-bearing liabilities.

     The prime rate of interest has been relatively stable in recent years, averaging 8.37%, 8.44% and 8.28% in 1998, 1997 and 1996, respectively. This general stability has tended to apply to the interest rates both earned and paid by the Bank. During the last three months of 1998, however, a significant change occurred in the level of the prime rate when the Federal Reserve took action on the level of interest rates in response to the downturn of the economies of certain Asian and Latin American countries and the effects or potential effects of those downturns on the U.S. economy. In rapid succession, three 25 basis point cuts were recorded in the prime rate, lowering it from 8.50% to 7.75%. This decrease in the prime rate has tended to negatively impact the Corporation's net interest margin and net interest spread.

     In 1998, the net interest spread declined by 9 basis points from 4.22% in 1997 to 4.13% in 1998, reflecting a decrease in the average total yield on earning assets that was only partially offset by a decrease in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets decreased by 10 basis points from 8.56% in 1997 to 8.46% in 1998, while the cost of funds decreased by 1 basis point in moving from 4.34% to 4.33%. In 1997, the 8 basis points increase in net interest spread resulted from a 16 basis points increase in the yield on earning assets as partially offset by an 8 basis points increase in the cost of funds.

     The 1998 and 1997 changes in net interest income on a taxable equivalent basis, as measured by volume and rate variances, are analyzed in Table 2. Volume refers to the average dollar level of earning assets and interest-bearing liabilities.


TABLE 2
VOLUME AND RATE VARIANCE ANALYSIS



                                                        1998 VERSUS 1997                   1997 VERSUS 1996
                                              ------------------------------------- -------------------------------
                                                 VARIANCE DUE TO(1)                 VARIANCE DUE TO(1)
                                              ------------------------              -------------------
                                                VOLUME        RATE      NET CHANGE    VOLUME     RATE    NET CHANGE
                                              ---------- ------------- ------------ ---------- -------- -----------
                                                            (TAXABLE EQUIVALENT BASIS, IN THOUSANDS)
INTEREST INCOME
  Loans (2) .................................   $1,807      $ (227)      $ 1,580      $1,640    $ 396     $ 2,036
  Investment securities (2):
   Taxable income ...........................      293         (43)          250         (37)      27         (10)
   Non-taxable income .......................      161         (49)          112         282      (52)        230
  Federal funds sold ........................       33         ---            33          62        4          66
                                                ------      ------       -------      ------    -----     -------
    Total interest income ...................    2,294        (319)        1,975       1,947      375       2,322
                                                ------      ------       -------      ------    -----     -------
INTEREST EXPENSE
  Interest-bearing deposits:
   NOW accounts .............................       56         (85)          (29)         55      (44)         11
   Savings deposits .........................      (41)        (23)          (64)        (24)     (54)        (78)
   Money market accounts ....................      227          43           270         107      156         263
   Certificates and other time deposits .....      658          15           673         613       68         681
  Retail repurchase agreements ..............      172            (9)        163          95        8         103
  Federal funds purchased ...................        4            (2)          2         (17)       1         (16)
                                                ------      ---------    -------      ------    -----     -------
    Total interest expense ..................    1,076         (61)        1,015         829      135         964
                                                ------      --------     -------      ------    -----     -------
NET INTEREST INCOME .........................   $1,218      $ (258)      $   960      $1,118    $ 240     $ 1,358
                                                ======      ========     =======      ======    =====     =======

---------
(1) The mix variance, not separately stated, has been proportionally allocated to the volume and rate variances based on their absolute dollar amount.

(2) Interest income related to certain investment securities and loans exempt from both federal and state income tax or from state income tax alone is stated on a fully taxable equivalent basis, assuming a 34% federal tax rate and applicable state tax rate, reduced by the nondeductible portion of interest expense.


PROVISION FOR LOAN LOSSES

     This provision is the charge against earnings to provide an allowance or reserve for potential losses inherent in the loan portfolio. The amount of each year's charge is affected by several considerations including management's evaluation of various risk factors in determining the adequacy of the allowance (see "Asset Quality"), actual loan loss experience and loan portfolio growth. In 1998, earnings were positively impacted by a decrease in the provision of $210,000, due primarily to a lower rate of loan growth than in 1997 and a reduction in net loan charge-offs. In 1997, there was a negative impact from a $110,000 provision increase.


NONINTEREST INCOME

     Noninterest income increased $329,000 or 11.4% in 1998 and $431,000 or 17.6% in 1997, reflecting in part the general increase in the volume of business. The increase in service charges on deposit accounts in 1997 was primarily due to the selected increases in service charges that became effective in the 1997 second quarter and to the income generated by a new NOW account version that provides a package of products and services for a stated monthly fee. The 1998 increase in service charges on deposit accounts resulted partially from the implementation for a full year of the service charge increases that became effective in the 1997 second quarter. Further, there was increased revenue in 1998 from the new NOW account version as a result of increases in the number of such accounts and in the stated monthly fee, the new fee having become effective in the 1997 fourth quarter.

     The decline in annuity and brokerage commissions in 1998 related to a general decrease in both sales of annuity products and the volume of brokerage services. The 1997 gain in annuity and brokerage commissions reflected a significant increase in the volume of brokerage services. The level of other service charges, commissions and fees was higher in 1997 due primarily to the implementation in the 1996 third quarter of a fee charged to noncustomers for usage of the Bank's automated teller machines. Other income was higher in both 1997 and 1998 due largely to increases in gains on loan sales and in fees for trust services. Other income also benefited in 1998 from a $39,000 recovery of a portion of the merger expenses recorded in the 1997 fourth quarter (see "Overview").


NONINTEREST EXPENSE

     Noninterest expense was $800,000 or 7.8% higher in 1998 due in part to charges of $302,000 relating to a major data processing conversion (see "Overview"). The remaining net increase of $498,000 was due largely to increased personnel expense, new advertising and marketing programs and the continuing effects of inflation. Personnel expense was impacted by increased staffing requirements and normal salary adjustments. Advertising and marketing expense, included in other expense, increased $223,000 due primarily to new programs undertaken in 1998 that included an advertising campaign based on customer testimonials and a major marketing plan centered around the "YES YOU CAN, YES WE CAN(R)" program.

     In 1997, noninterest expense was $1,211,000 or 13.3% higher due in part to merger expenses of $305,000. The remaining net increase of $906,000 was due mainly to costs associated with changes in operations, increased personnel expense and the continuing effects of inflation. Personnel expense was impacted by increased staffing requirements, normal salary adjustments and higher costs of fringe benefits. Net occupancy expense was affected by increased maintenance charges. The expanded use of personal computer networks has contributed to higher levels of equipment costs and data processing services.


INCOME TAXES

     The effective income tax rate of 30.3% in 1998 did not significantly change from the 30.7% rate in 1997 and the 30.4% rate in 1996.


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

     The Bank's balance sheet was liability-sensitive at December 31, 1998. A liability-sensitive position means that in gap measurement periods of one year or less there will be more liabilities than assets subject to immediate repricing as market rates change. Because immediately rate sensitive interest-bearing liabilities exceed rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the NOW, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

     As a specific asset/liability management tool and as further discussed in
Note 15 to Consolidated Financial Statements, the Bank, at December 31, 1998, had entered into two interest rate floor agreements with a correspondent bank to protect certain variable-rate loans from the downward effects of their repricing in the event of a decreasing rate environment. The notional amount of each agreement is $10,000,000. The agreements require the correspondent bank to pay to the Bank the difference between the floor rate of interest of 7.50% in one agreement and 8.00% in the other agreement as compared to the prime rate of interest in the event that the prime rate is less. Any payments received under the agreements, net of premium amortization, will be treated as an adjustment of interest income on loans. At December 31, 1998, the unamortized premium related to the interest rate floor agreements amounted to $23,000 and had an estimated fair value of $30,000.

     Table 3 presents information about the periods in which the interest-sensitive assets and liabilities at December 31, 1998 will either mature or be subject to repricing in accordance with market rates, and the resulting interest-sensitivity gaps. This table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of what the sensitivity will be on other dates. As a simplifying assumption concerning repricing behavior, 50% of the NOW, savings and money market deposits are assumed to reprice immediately and 50% are assumed to reprice beyond one year.


TABLE 3
INTEREST RATE SENSITIVITY ANALYSIS



                                                                                       DECEMBER 31, 1998
                                                             ---------------------------------------------------------------------
                                                                       RATE MATURITY IN DAYS
                                                             -----------------------------------------     BEYOND
                                                                  1-90         91-180       181-365       ONE YEAR       TOTAL
                                                             ------------- ------------- ------------- ------------- -------------
                                                                                    (DOLLARS IN THOUSANDS)
EARNING ASSETS
 Loans .....................................................   $  85,921     $   8,469     $  13,169     $ 122,163     $ 229,722
 Investment securities .....................................       2,043           607           732       101,389       104,771
                                                               ---------     ---------     ---------     ---------     ---------
   Total earning assets ....................................      87,964         9,076        13,901       223,552       334,493
                                                               ---------     ---------     ---------     ---------     ---------
INTEREST-BEARING LIABILITIES
 NOW accounts ..............................................      22,329            --            --        22,330        44,659
 Savings deposits ..........................................      13,238            --            --        13,239        26,477
 Money market accounts .....................................      14,340            --            --        14,340        28,680
 Time deposits of $100,000 or more .........................      30,151        13,445        13,433         3,643        60,672
 Other time deposits .......................................      29,874        26,467        28,295        19,344       103,980
 Retail repurchase agreements ..............................      11,484            --            --            --        11,484
 Federal funds purchased ...................................       1,545            --            --            --         1,545
                                                               ---------     ---------     ---------     ---------     ---------
   Total interest-bearing liabilities ......................     122,961        39,912        41,728        72,896       277,497
                                                               ---------     ---------     ---------     ---------     ---------
INTEREST SENSITIVITY GAP                                       $ (34,997)    $ (30,836)    $ (27,827)    $ 150,656     $  56,996
                                                               =========     =========     =========     =========     =========
Cumulative gap .............................................   $ (34,997)    $ (65,833)    $ (93,660)    $  56,996     $  56,996
Ratio of interest-sensitive assets to interest-sensitive
 liabilities ...............................................          72%           23%           33%          307%          121%

MARKET RISK

     Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

     The Bank's market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The structure of the Bank's loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. The Bank does not maintain a trading account nor is the Bank subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the Bank's asset/liability management function, which is discussed in "Asset/Liability Management and Interest Rate Sensitivity" above.

     Table 4 presents information about the contractual maturities, average interest rates and estimated fair values of financial instruments considered market risk sensitive at December 31, 1998.


TABLE 4
MARKET RISK ANALYSIS OF FINANCIAL INSTRUMENTS



                                          CONTRACTUAL MATURITIES AT DECEMBER 31, 1998
                           --------------------------------------------------------------------------
                                                                                 BEYOND                 AVERAGE   ESTIMATED
                                                                                  FIVE                 INTEREST     FAIR
                               1999       2000      2001      2002      2003      YEARS      TOTAL     RATE (1)     VALUE
                           ----------- --------- --------- --------- --------- ---------- ----------- ---------- ----------
                                                                (DOLLARS IN THOUSANDS)
FINANCIAL ASSETS
 Debt securities (2) .....  $  3,374    $ 2,215   $ 3,888   $ 1,533   $ 9,323   $ 83,275   $103,608       6.95%   $104,671
 Loans (3):
   Fixed rate ............    33,299     13,459    13,279    11,951    12,592     45,692    130,272       8.72     130,923
   Variable rate .........    36,663      9,239     8,140     9,914     5,474     30,020     99,450       8.35     100,400
                            --------    -------   -------   -------   -------   --------   --------               --------
    Total ................  $ 73,336    $24,913   $25,307   $23,398   $27,389   $158,987   $333,330       8.06    $335,994
                            ========    =======   =======   =======   =======   ========   ========               ========
FINANCIAL LIABILITIES
 Now accounts ............  $     --    $    --   $    --   $    --   $    --   $     --   $ 44,659       1.26    $ 44,659
 Savings deposits ........        --         --        --        --        --         --     26,477       2.09      26,477
 Money market
   accounts ..............        --         --        --        --        --         --     28,680       3.55      28,680
 Time deposits:
   Fixed rate ............   130,685     17,812     1,821       333       241         --    150,892       5.35     152,039
   Variable rate .........     8,258      5,063       381        58        --         --     13,760       5.19      13,836
 Retail repurchase
   agreements ............        --         --        --        --        --         --     11,484       3.79      11,484
 Federal funds
   purchased .............        --         --        --        --        --         --      1,545       4.94       1,545
                            --------    -------   -------   -------   -------   --------   --------               --------
    Total ................  $138,943    $22,875   $ 2,202   $   391   $   241   $     --   $277,497       4.12    $278,720
                            ========    =======   =======   =======   =======   ========   ========               ========

---------
(1) The average interest rate related to debt securities is stated on a fully taxable equivalent basis, assuming a 34% federal income tax rate and applicable state income tax rate, reduced by the nondeductible portion of interest expense.

(2) Debt securities are reported on the basis of amortized cost.

(3) Nonaccrual loans are included in the balance of loans. The allowance for loan losses is excluded.


CAPITAL ADEQUACY

     Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier I and Tier II, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier I capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier II capital, which is limited to the total of Tier I capital, includes allowable amounts of subordinated debt, mandatory convertible securities, preferred stock and the allowance for loan losses. Under current requirements, the minimum total capital ratio, consisting of both Tier I and Tier II capital, is 8.00% and the minimum Tier I capital ratio is 4.00%. At December 31, 1998, FNB Corp. and the Bank had total capital ratios of 16.05% and 15.63%, respectively, and Tier I capital ratios of 14.98% and 14.55%.

     The leverage capital ratio, which serves as a minimum capital standard, considers Tier I capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At December 31, 1998, FNB Corp. and the Bank had leverage capital ratios of 9.89% and 9.61%, respectively.

     The Bank is also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, the Bank must have a minimum ratio for total capital of 10.00%, for Tier I capital of 6.00% and for leverage capital of 5.00%. As noted above, the Bank met all of those ratio requirements at December 31, 1998 and, accordingly, is well-capitalized under the regulatory framework for prompt corrective action.


BALANCE SHEET REVIEW

     Asset and deposit growth was higher in 1998 than in 1997. Total assets increased $30,968,000 or 9.5% in 1998 compared to $18,521,000 or 6.0% in 1997.
Deposits grew $24,142,000 or 8.6% and $9,168,000 or 3.4%, respectively, in the same periods. Retail repurchase agreements funded $4,047,000 of the asset growth in 1998 and $3,712,000 in 1997. The average asset growth rates were 8.8% in 1998 and 7.9% in 1997. The corresponding average deposit growth rates were 7.2% and 7.0%.


INVESTMENT SECURITIES

     Investments are carried on the consolidated balance sheet at estimated fair value for available-for-sale securities and at amortized cost for held-to-maturity securities. Table 5 presents information, on the basis of selected maturities, about the composition of the investment securities portfolio for each of the last three years.

TABLE 5
INVESTMENT SECURITIES PORTFOLIO ANALYSIS



                                                                   DECEMBER 31
                                            ---------------------------------------------------------
                                                            1998                    1997       1996
                                            ------------------------------------ ---------- ---------
                                                         ESTIMATED     TAXABLE
                                             AMORTIZED      FAIR     EQUIVALENT   CARRYING   CARRYING
                                                COST       VALUE      YIELD (1)     VALUE     VALUE
                                            ----------- ----------- ------------ ---------- ---------
                                                             (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
 U.S. Treasury:
   Within one year ........................   $   750     $   756        6.97%    $ 1,345    $ 2,589
   One to five years ......................       503         527        7.36       1,280      2,114
                                              -------     -------                 -------    -------
    Total .................................     1,253       1,283        7.12       2,625      4,703
                                              -------     -------                 -------    -------
 U.S. Government agencies and corporations:
   Within one year ........................       350         350        5.98       1,750        500
   One to five years ......................     2,901       2,949        7.23       8,354      9,939
   Five to ten years ......................    39,063      39,000        6.56      18,880      8,844
                                              -------     -------                 -------    -------
    Total .................................    42,314      42,299        6.59      28,984     19,283
                                              -------     -------                 -------    -------
 Mortgage-backed securities ...............       228         230        6.65       2,422      4,787
                                              -------     -------                 -------    -------
 Total debt securities ....................    43,795      43,812        6.61      34,031     28,773
 Equity securities ........................     1,123       1,146                   1,095        156
                                              -------     -------                 -------    -------
    Total available-for-sale securities ...   $44,918     $44,958                 $35,126    $28,929
                                              =======     =======                 =======    =======
HELD TO MATURITY
 U.S. Government agencies and corporations:
   Within one year ........................   $ 1,201     $ 1,201        5.98     $ 5,383    $ 1,348
   One to five years ......................     8,294       8,310        6.57      18,597     24,480
   Five to ten years ......................    30,032      30,114        6.57       8,824     18,108
                                              -------     -------                 -------    -------
    Total .................................    39,527      39,625        6.56      32,804     43,936
                                              -------     -------                 -------    -------
 State, county and municipal:
   Within one year ........................       845         854       10.21         753        325
   One to five years ......................     5,261       5,445        9.28       3,992      3,104
   Five to ten years ......................     6,358       6,675        8.13       6,456      5,930
   Over ten years .........................     7,822       8,260        7.91       7,750      8,092
                                              -------     -------                 -------    -------
    Total .................................    20,286      21,234        8.43      18,951     17,451
                                              -------     -------                 -------    -------
    Total held-to-maturity securities .....   $59,813     $60,859        7.19     $51,755    $61,387
                                              =======     =======                 =======    =======

---------
(1) Yields are stated on a fully taxable equivalent basis, assuming a 34% federal income tax rate and applicable state income tax rate, reduced by the nondeductible portion of interest expense.

     Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. Because the growth in total assets exceeded that for loans in 1998, the level of investment securities was increased $17,890,000 or 20.6%. In 1997, when the growth in loans exceeded that for total assets, there was a reduction in the level of investment securities of $3,435,000 or 3.8%. Investable funds not otherwise utilized are temporarily invested on an overnight basis as federal funds sold, the level of which is affected by such considerations as near-term loan demand and liquidity needs. Based on funds requirements, the Bank was a net purchaser of funds at December 31, 1998.


LOANS

     The Corporation's primary source of revenue and largest component of earning assets is the loan portfolio. Loans experienced growth of $12,271,000 or 5.6% in 1998 and $22,178,000 or 11.4% in 1997. Average loans increased $19,845,000 or 9.7% and $18,190,000 or 9.7%, respectively. The ratio of average loans to average deposits increased from 74.7% in 1997 to 76.4% in 1998. The ratio of loans to deposits at December 31, 1998 was 75.4%.

     Table 6 sets forth the major categories of loans for each of the last five years. The maturity distribution and interest sensitivity of selected loan categories at December 31, 1998 are presented in Table 7.


TABLE 6
LOAN PORTFOLIO COMPOSITION



                                                  DECEMBER 31
                                   -----------------------------------------
                                           1998                 1997
                                   -------------------- --------------------
                                     AMOUNT       %       AMOUNT       %
                                   ---------- --------- ---------- ---------
                                            (DOLLARS IN THOUSANDS)
 Commercial and agricultural .....  $ 99,055      43.1   $ 84,221      38.7
 Real estate -- construction .....     3,279       1.4      4,989       2.3
 Real estate -- mortgage:
  1-4 family residential .........    88,591      38.6     81,182      37.3
  Commercial and other ...........    16,708       7.3     20,556       9.5
 Consumer ........................    22,089       9.6     26,503      12.2
                                    --------     -----   --------     -----
    Total loans ..................  $229,722     100.0   $217,451     100.0
                                    ========     =====   ========     =====



                                                             DECEMBER 31
                                   ---------------------------------------------------------------
                                           1996                 1995                 1994
                                   -------------------- -------------------- ---------------------
                                     AMOUNT       %       AMOUNT       %        AMOUNT       %
                                   ---------- --------- ---------- --------- ----------- ---------
                                                       (DOLLARS IN THOUSANDS)
 Commercial and agricultural .....  $ 62,678      32.1   $ 47,317      26.3   $ 41,777       24.8
 Real estate -- construction .....     4,348       2.2        759        .4      1,331         .8
 Real estate -- mortgage:
  1-4 family residential .........    68,887      35.3     57,664      32.0     50,575       30.0
  Commercial and other ...........    24,257      12.4     27,803      15.5     28,594       17.0
 Consumer ........................    35,103      18.0     46,380      25.8     46,051       27.4
                                    --------     -----   --------     -----   --------      -----
    Total loans ..................  $195,273     100.0   $179,923     100.0   $168,328      100.0
                                    ========     =====   ========     =====   ========      =====

TABLE 7
SELECTED LOAN MATURITIES



                                                     DECEMBER 31, 1998
                                      ------------------------------------------------
                                       ONE YEAR     ONE TO        OVER
                                        OR LESS   FIVE YEARS   FIVE YEARS     TOTAL
                                      ---------- ------------ ------------ -----------
                                                       (IN THOUSANDS)
Commercial and agricultural .........  $31,343      $36,375      $31,337    $ 99,055
Real estate -- construction .........    2,326          470          483       3,279
                                       -------      -------      -------    --------
    Total selected loans ............  $33,669      $36,845      $31,820    $102,334
                                       =======      =======      =======    ========
Sensitivity to rate changes:
 Fixed interest rates ...............  $ 9,778      $21,637      $19,258    $ 50,673
 Variable interest rates ............   23,891       15,208       12,562      51,661
                                       -------      -------      -------    --------
    Total ...........................  $33,669      $36,845      $31,820    $102,334
                                       =======      =======      =======    ========

     The commercial and agricultural loan portfolio and the 1-4 family residential mortgage loan portfolio each experienced strong gains during 1998. Loan growth and the composition of the loan portfolio, however, have been affected by management's decision in March 1996 to discontinue the purchase of retail installment loan contracts from automobile and equipment dealers (see "Business Development Matters"). The outstanding balance of these loan contracts, which are primarily included in consumer loans, experienced net decreases in 1998 and 1997 of $5,929,000 and $10,681,000, respectively. Consequently, total consumer loans declined significantly during those periods.



ASSET QUALITY
     Management considers the Bank's asset quality to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. As part of the loan review function, a third party assessment group is employed to review the underwriting documentation and risk grading analysis. In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to historical loan loss experience, the value and adequacy of collateral, and economic conditions in the Bank's market area. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The unallocated portion of the allowance for loan losses represents management's estimate of the appropriate level of reserve to provide for potential losses inherent in the loan portfolio. Considerations in determining the unallocated portion of the allowance for loan losses include general economic and lending trends and other factors.
     Management's policy in regard to past due loans is conservative and normally requires a prompt charge-off to the allowance for loan losses following timely collection efforts and a thorough review. Further efforts are then pursued through various means available. Loans carried in a nonaccrual status are generally collateralized and the possibility of future losses is considered in the determination of the allowance for loan losses.

     At December 31, 1998, the Bank had impaired loans with one borrower which totaled $467,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $200,000.
     Table 8 presents an analysis of the changes in the allowance for loan losses and of the level of nonperforming assets for each of the last five years. Information about management's allocation of the allowance for loan losses by loan category is presented in Table 9.


TABLE 8
ALLOWANCE FOR LOAN LOSSES AND NONPERFORMING ASSETS



                                                              1998        1997        1996        1995        1994
                                                          ----------- ----------- ----------- ----------- -----------
                                                                            (DOLLARS IN THOUSANDS)
 ALLOWANCE FOR LOAN LOSSES
  Balance at beginning of year ..........................   $ 2,294     $ 1,986     $ 1,903     $ 1,720     $ 1,745
  Charge-offs:
   Commercial and agricultural ..........................         9          66          24          84          16
   Real estate -- construction ..........................        --          --          --          --          --
   Real estate -- mortgage ..............................        --           2          12          --           1
   Consumer .............................................       327         389         532         393         419
                                                            -------     -------     -------     -------     -------
    Total charge-offs ...................................       336         457         568         477         436
                                                            -------     -------     -------     -------     -------
  Recoveries:
   Commercial and agricultural ..........................        16          14          12           8           6
   Real estate -- construction ..........................        --          --          --          --          --
   Real estate -- mortgage ..............................        --          11           3           3           5
   Consumer .............................................       153         140         146         134         180
                                                            -------     -------     -------     -------     -------
    Total recoveries ....................................       169         165         161         145         191
                                                            -------     -------     -------     -------     -------
  Net loan charge-offs ..................................       167         292         407         332         245
  Provision for loan losses .............................       390         600         490         515         220
                                                            -------     -------     -------     -------     -------
  Balance at end of year ................................   $ 2,517     $ 2,294     $ 1,986     $ 1,903     $ 1,720
                                                            =======     =======     =======     =======     =======
 NONPERFORMING ASSETS, AT END OF YEAR
  Nonaccrual loans ......................................   $   731     $    51     $    65     $    26     $    --
  Accruing loans past due 90 days or more ...............       263         167         231         317         118
                                                            -------     -------     -------     -------     -------
    Total nonperforming loans ...........................       994         218         296         343         118
  Foreclosed assets .....................................        --          23          38          64          78
  Other real estate owned ...............................        --          27          --          --          --
                                                            -------     -------     -------     -------     -------
    Total nonperforming assets ..........................   $   994     $   268     $   334     $   407     $   196
                                                            =======     =======     =======     =======     =======
 RATIOS
  Net loan charge-offs to average loans .................       .07%        .14%        .22%        .19%        .15%
  Net loan charge-offs to allowance for loan losses .....      6.63       12.74       20.49       17.45       14.25
  Allowance for loan losses to year-end loans ...........      1.10        1.05        1.02        1.06        1.02
  Total nonperforming loans to year-end loans ...........       .43         .10         .15         .19         .07

TABLE 9

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES



                                                                 DECEMBER 31
                                              -------------------------------------------------
                                                 1998      1997      1996      1995      1994
                                              --------- --------- --------- --------- ---------
                                                               (IN THOUSANDS)
Commercial and agricultural .................  $  821    $  719    $  650    $  572    $  490
Real estate -- construction .................       8        12        10         9        14
Real estate -- mortgage .....................     492       493       439       384       346
Consumer ....................................     867       830       727       695       651
Unallocated .................................     329       240       160       243       219
                                               ------    ------    ------    ------    ------
    Total allowance for loan losses .........  $2,517    $2,294    $1,986    $1,903    $1,720
                                               ======    ======    ======    ======    ======

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

     The Bank's level and mix of deposits has been specifically affected by the following factors. The growth in money market accounts of $6,211,000 in 1998 and $5,165,000 in 1997 was due to a new high-yield product introduced in the 1996 fourth quarter. Time deposits of $100,000 or more accounted for $7,757,000 of total time deposit growth of $11,195,000 in 1998. Further, the level of time deposits obtained from governmental units fluctuates, amounting to $25,905,000, $24,431,000 and $21,602,000 at December 31, 1998, 1997 and 1996, respectively.

     Table 10 shows the year-end and average deposit balances for the years 1998, 1997 and 1996 and the changes in 1998 and 1997.


TABLE 10
ANALYSIS OF DEPOSITS



                                                            1998                              1997                  1996
                                              --------------------------------- -------------------------------- ----------
                                                               CHANGE FROM                      CHANGE FROM
                                                               PRIOR YEAR                        PRIOR YEAR
                                                          ---------------------             --------------------
                                                BALANCE      AMOUNT       %       BALANCE      AMOUNT       %      BALANCE
                                              ----------- ----------- --------- ----------- ----------- -------- ----------
                                                                         (DOLLARS IN THOUSANDS)
YEAR-END BALANCES
  Interest-bearing deposits:
   NOW accounts .............................  $ 44,659    $  6,052       15.7   $ 38,607    $  2,468       6.8   $ 36,139
   Savings deposits .........................    26,477      (1,227)     (4.4)     27,704      (1,430)    (4.9)     29,134
   Money market accounts ....................    28,680       6,211       27.6     22,469       5,165      29.8     17,304
                                               --------    --------              --------    --------             --------
    Total ...................................    99,816      11,036       12.4     88,780       6,203       7.5     82,577
   Certificates and other time deposits .....   164,652      11,195        7.3    153,457       3,459       2.3    149,998
                                               --------    --------              --------    --------             --------
    Total interest-bearing deposits .........   264,468      22,231        9.2    242,237       9,662       4.2    232,575
  Noninterest-bearing demand deposits .......    40,222       1,911        5.0     38,311        (494)    (1.3)     38,805
                                               --------    --------              --------    --------             --------
    Total deposits ..........................  $304,690    $ 24,142        8.6   $280,548    $  9,168       3.4   $271,380
                                               ========    ========              ========    ========             ========
AVERAGE BALANCES
  Interest-bearing deposits:
   NOW accounts .............................  $ 41,353    $  3,336        8.8   $ 38,017    $  2,996       8.6   $ 35,021
   Savings deposits .........................    27,414      (1,785)     (6.1)     29,199        (948)    (3.1)     30,147
   Money market accounts ....................    25,430       5,971       30.7     19,459       3,392      21.1     16,067
                                               --------    --------              --------    --------             --------
    Total ...................................    94,197       7,522        8.7     86,675       5,440       6.7     81,235
   Certificates and other time deposits .....   162,484      11,918        7.9    150,566      11,573       8.3    138,993
                                               --------    --------              --------    --------             --------
    Total interest-bearing deposits .........   256,681      19,440        8.2    237,241      17,013       7.7    220,228
  Noninterest-bearing demand deposits .......    37,730         441        1.2     37,289         993       2.7     36,296
                                               --------    --------              --------    --------             --------
    Total deposits ..........................  $294,411    $ 19,881        7.2   $274,530    $ 18,006       7.0   $256,524
                                               ========    ========              ========    ========             ========

BUSINESS DEVELOPMENT MATTERS

     As discussed in Note 17 to Consolidated Financial Statements, the Corporation in 1997 entered into a definitive agreement to acquire a savings bank in Siler City, North Carolina. On January 28, 1998, as permitted by the agreement, the Board of Directors of the savings bank exercised its right to terminate the proposed combination due to the increase in the market value of FNB Corp. common stock above a specified level. Costs amounting to $305,000, initially deferred in connection with the proposed acquisition, were recognized as merger expenses in 1997.

     The Bank's data processing, item capture and statement rendering operations are currently outsourced under a service bureau arrangement. The Bank is presently in the process of converting these operations to an in-house basis. Conversion is expected to be complete by the end of March 1999. The total capital expenditure outlay for hardware and software is expected to amount to approximately $1,600,000, of which approximately one-half was recorded in 1998. In addition to capital expenditures for the new system, the Bank has incurred certain expenses in 1998, totaling approximately $302,000, related to the data processing conversion.

     Commencing in 1995, the Bank significantly increased its investment in computer equipment through expanded use of personal computer networks. Capital expenditures in 1995, which totaled $1,302,000, related primarily to the increase in computer equipment. Approximately one-third of 1996 and one-half of 1997 capital expenditures, which totaled $1,019,000 and $478,000, respectively, also related to personal computer networks.

     As of December 31, 1998, the Bank had received regulatory approval for establishment of a new branch office in Trinity, North Carolina. Construction and occupancy of the Trinity branch is expected to occur in 1999, resulting in a total capital outlay of approximately $950,000, of which approximately one-third was recorded in 1998.

     Management decided in March 1996 that the Bank would discontinue the purchase of retail installment loan contracts from automobile and equipment dealers, due largely to the declining yields being experienced in this loan program. Contracts of this nature included in loans at December 31, 1998, 1997 and 1996 amounted to $3,745,000, $9,674,000 and $20,355,000, respectively.
While there will be no purchases of new contracts, current plans call for the collection of outstanding loans based on their contractual terms. The funds previously invested in this loan program are being redeployed, as loan payments occur, to other loan programs or to the investment securities portfolio.


YEAR 2000 READINESS DISCLOSURES

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

     In the implementation of the Year 2000 Plan, a thorough inventory was first performed to determine all hardware, software and facilities that might be impacted by the Year 2000 Issue. Since all software is purchased and no separate in-house programming is performed, the Corporation is dependent upon its third-party vendors for modifications of its existing systems to correct any defects related to the Year 2000 Issue. Accordingly, written documentation has been solicited from all of the software and hardware vendors, as well as the providers of facilities using embedded chip technology, with respect to their Year 2000 compliance status. The validation phase of the Corporation's project includes the receipt and analysis of vendor-performed testing, as well as the testing of all hardware, software and facilities in the Corporate environment. Internal testing of mission critical systems is scheduled to be completed by June 30, 1999, with the testing of other applications to be completed by September 30, 1999.

     The Corporation currently uses a service bureau for core processing and related items processing. Testing of this mission critical system for Year 2000 compliance was completed by December 31, 1998. In August 1998, however, the Corporation contracted with third-party vendors for the hardware and software necessary to convert this entire operation to an in-house basis. Conversion to the replacement systems is expected to be complete by late March 1999. Initial internal testing on a trial basis of these replacement systems for Year 2000 compliance was completed in November 1998. Final testing in the normal operating environment is to be completed by June 30, 1999.

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

     The Corporation's projected cost of Year 2000 compliance is estimated to be approximately $200,000, the majority of such estimated cost relating to computer equipment that may need be replaced. Actual Year 2000 project expenditures totaled $84,000 at December 31, 1998. Of this total, capital expenditures amounted to $69,000 and were all recorded in 1998. Project expenses amounted to $15,000 on a cumulative basis and $13,000 for the year ended December 31, 1998. Funding of Year 2000 project costs will come from normal operating cash flows; however, the expenses associated with the Year 2000 Issue will directly reduce otherwise reported net income for the Corporation.

     Management believes that the potential effects on the Corporation's internal operations of the Year 2000 Issue can be mitigated on a timely basis. However, if required modifications or conversions are not made or are not completed on a timely basis, the Year 2000 Issue could disrupt normal business operations and have a material adverse impact on the Corporation.

     Contingency plans are being developed to mitigate the potential effects of a disruption in normal business operations. Contingency planning includes developing alternative solutions should a vendor not become compliant, as well as plans for the resumption of business if, despite the Corporation's best efforts, there is a disruption in business operations. In the event of what could be described as a "worst case" scenario, the contingency plans will allow for limited transactions, including the ability to make certain deposits and withdrawals, until the Year 2000 problems are fixed.

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


ACCOUNTING PRONOUNCEMENT MATTERS

     In July 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period other than transactions with owners (therein defined as "comprehensive income"). Comprehensive income is the total of net income and all other nonshareholder changes in equity. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. If comparative financial statements are provided for earlier periods, those financial statements shall be reclassified to reflect application of the provisions of SFAS No. 130. The Corporation adopted SFAS No. 130 in 1998, resulting in comprehensive income disclosures in the consolidated balance sheets and consolidated statements of shareholders' equity and comprehensive income.

     In July 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information, an Amendment of Statements No. 87, 88 and 106". SFAS No. 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. It requires limited segment data on a quarterly basis. It also requires geographic data by country, as opposed to broader geographic regions as permitted under current standards. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. As the Corporation has only one operating segment, adoption of SFAS No. 131 in 1998 did not have an effect on the consolidated financial statements.

     In February 1998, the FASB issued SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 standardizes the disclosure requirements of pensions and other postretirement benefits and does not change any measurement or recognition provisions. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Corporation adopted SFAS No. 132 in 1998, resulting in the disclosures presented in Note 9 to the Consolidated Financial Statements.

     In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. At this time, the Corporation has not determined what effect, if any, that adoption of SFAS No. 133 will have on the consolidated financial statements.

     In October 1998, the FASB issued SFAS No. 134, "Acounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", which requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS No. 134 is effective for the first fiscal quarter beginning after December 31, 1998, with earlier application permitted. As the Corporation does not have any mortgage-backed securities or other retained interests resulting from the securitization of mortgage loans held for sale, adoption of SFAS No. 134 would not currently have any effect on the consolidated financial statements.


EFFECTS OF INFLATION

     The operations of the Bank and therefore of the Corporation are subject to the effects of inflation through interest rate fluctuations and changes in the general price level of noninterest operating expenses. Such costs as salaries, fringe benefits and utilities have tended to increase at a rate comparable to or even greater than the general rate of inflation. Broadly speaking, all operating expenses have risen to higher levels as inflationary pressures have increased. Management has responded to this situation by evaluating and adjusting fees charged for specific services and by emphasizing operating efficiencies.

     The level of interest rates is also considered to be influenced by inflation, rising whenever inflationary expectations and the actual level of inflation increase and declining whenever the inflationary outlook appears to be improving. Management constantly monitors this situation, attempting to adjust both rates received on earning assets and rates paid on interest-bearing liabilities in order to maintain the desired net yield on earning assets.

TABLE 11
QUARTERLY FINANCIAL DATA



                                                        FIRST       SECOND      THIRD       FOURTH
                                                     ----------- ----------- ----------- -----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
1998
Interest income ....................................  $  6,483    $  6,638    $  6,616    $  6,674
Interest expense ...................................     2,809       2,930       2,925       2,927
                                                      --------    --------    --------    --------
Net interest income ................................     3,674       3,708       3,691       3,747
Provision for loan losses ..........................       160         110          60          60
                                                      --------    --------    --------    --------
Net interest income after provision for loan losses      3,514       3,598       3,631       3,687
Noninterest income .................................       716         837         813         838
Noninterest expense ................................     2,663       2,740       2,735       2,950
                                                      --------    --------    --------    --------
Income before income taxes .........................     1,567       1,695       1,709       1,575
Income taxes .......................................       481         518         523         462
                                                      --------    --------    --------    --------
Net income .........................................  $  1,086    $  1,177    $  1,186    $  1,113
                                                      ========    ========    ========    ========
Per share data (2):
  Net income:
   Basic ...........................................  $    .30    $    .32    $    .32    $    .30
   Diluted .........................................       .29         .31         .31         .29
  Cash dividends declared ..........................       .10         .10         .10         .15
  Common stock price (1):
   High ............................................     30.00       27.50       26.50       30.00
   Low .............................................     21.00       23.25       21.50       20.00
1997
Interest income ....................................  $  5,893    $  5,997    $  6,262    $  6,355
Interest expense ...................................     2,559       2,577       2,693       2,747
                                                      --------    --------    --------    --------
Net interest income ................................     3,334       3,420       3,569       3,608
Provision for loan losses ..........................       125         115         230         130
                                                      --------    --------    --------    --------
Net interest income after provision for loan losses      3,209       3,305       3,339       3,478
Noninterest income .................................       664         709         738         764
Noninterest expense ................................     2,400       2,485       2,497       2,906
                                                      --------    --------    --------    --------
Income before income taxes .........................     1,473       1,529       1,580       1,336
Income taxes .......................................       440         469         491         418
                                                      --------    --------    --------    --------
Net income .........................................  $  1,033    $  1,060    $  1,089    $    918
                                                      ========    ========    ========    ========
Per share data (2):
  Net income:
   Basic ...........................................  $    .29    $    .29    $    .30    $    .25
   Diluted .........................................       .28         .29         .29         .25
  Cash dividends declared ..........................       .09         .09         .09         .11
  Common stock price (1):
   High ............................................     16.00       16.50       16.00       20.25
   Low .............................................     13.50       14.25       14.38       16.00

---------
(1) FNB Corp. common stock is traded on the NASDAQ National Market System under the symbol FNBN. At December 31, 1998, there were 1,143 shareholders of record.

(2) All per share data has been retroactively adjusted to reflect the two-for-one common stock split effected in the form of a 100% stock dividend paid in the first quarter of 1998.

                         INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS
FNB CORP.

     We have audited the accompanying consolidated balance sheets of FNB Corp. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNB Corp. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                               /s/   KPMG LLP


Greensboro, North Carolina
March 12, 1999

                            FNB CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS



                                                                                                DECEMBER 31
                                                                                          -----------------------
                                                                                              1998        1997
                                                                                          ----------- -----------
                                                                                           (IN THOUSANDS, EXCEPT
                                                                                                SHARE DATA)
ASSETS
Cash and due from banks .................................................................  $ 12,787    $ 12,914
Investment securities:
 Available for sale, at estimated fair value (amortized cost of $44,918 in 1998 and
   $34,997 in 1997) .....................................................................    44,958      35,126
 Held to maturity (estimated fair value of $60,859 in 1998 and $52,234 in 1997) .........    59,813      51,755
Loans ...................................................................................   229,722     217,451
 Less: Allowance for loan losses ........................................................    (2,517)     (2,294)
                                                                                           --------    --------
     Net loans ..........................................................................   227,205     215,157
                                                                                           --------    --------
Premises and equipment, net .............................................................     6,978       6,129
Other assets ............................................................................     4,882       4,574
                                                                                           --------    --------
     TOTAL ASSETS .......................................................................  $356,623    $325,655
                                                                                           ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing demand deposits ....................................................  $ 40,222    $ 38,311
 Interest-bearing deposits:
   NOW, savings and money market deposits ...............................................    99,816      88,780
   Time deposits of $100,000 or more ....................................................    60,672      52,915
   Other time deposits ..................................................................   103,980     100,542
                                                                                           --------    --------
    Total deposits ......................................................................   304,690     280,548
Retail repurchase agreements ............................................................    11,484       7,437
Federal funds purchased .................................................................     1,545       2,400
Other liabilities .......................................................................     3,902       3,369
                                                                                           --------    --------
    Total Liabilities ...................................................................   321,621     293,754
                                                                                           --------    --------

Shareholders' equity:
 Preferred stock, $10.00 par value; authorized 200,000 shares, none issued ..............        --          --
 Common stock, $2.50 par value; authorized 10,000,000 shares, issued 3,655,376 shares
   in 1998 and 1,819,825 shares in 1997 .................................................     9,138       4,550
 Surplus ................................................................................       117         527
 Retained earnings ......................................................................    25,721      26,740
 Accumulated other comprehensive income:
   Net unrealized securities gains ......................................................        26          84
                                                                                           --------    --------
    Total Shareholders' Equity ..........................................................    35,002      31,901
                                                                                           --------    --------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........................................  $356,623    $325,655
                                                                                           ========    ========

Commitments (Note 15)


          See accompanying notes to consolidated financial statements.

                            FNB CORP. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME



                                                                   YEARS ENDED DECEMBER 31
                                                          -----------------------------------------
                                                               1998          1997          1996
                                                          ------------- ------------- -------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
 Interest and fees on loans .............................  $   20,361    $   18,787    $   16,728
 Interest and dividends on investment securities:
   Taxable income .......................................       4,868         4,645         4,661
   Non-taxable income ...................................         994           920           770
 Federal funds sold .....................................         188           155            89
                                                           ----------    ----------    ----------
    Total interest income ...............................      26,411        24,507        22,248
                                                           ----------    ----------    ----------

INTEREST EXPENSE
 Deposits ...............................................      11,118        10,268         9,391
 Retail repurchase agreements ...........................         444           281           178
 Federal funds purchased ................................          29            27            43
                                                           ----------    ----------    ----------
    Total interest expense ..............................      11,591        10,576         9,612
                                                           ----------    ----------    ----------

NET INTEREST INCOME .....................................      14,820        13,931        12,636
 Provision for loan losses ..............................         390           600           490
                                                           ----------    ----------    ----------
Net Interest Income After Provision for Loan Losses .....      14,430        13,331        12,146
                                                           ----------    ----------    ----------
NONINTEREST INCOME
 Service charges on deposit accounts ....................       1,737         1,533         1,415
 Annuity and brokerage commissions ......................         228           313           218
 Cardholder and merchant services income ................         362           333           316
 Other service charges, commissions and fees ............         386           389           314
 Other income ...........................................         491           307           181
                                                           ----------    ----------    ----------
    Total noninterest income ............................       3,204         2,875         2,444
                                                           ----------    ----------    ----------

NONINTEREST EXPENSE
 Personnel expense ......................................       5,518         5,318         4,733
 Occupancy expense ......................................         522           562           485
 Furniture and equipment expense ........................         850           777           662
 Data processing services ...............................       1,541         1,136         1,006
 Merger expenses ........................................          --           305            --
 Other expense ..........................................       2,657         2,190         2,191
                                                           ----------    ----------    ----------
    Total noninterest expense ...........................      11,088        10,288         9,077
                                                           ----------    ----------    ----------

Income Before Income Taxes ..............................       6,546         5,918         5,513
Income taxes ............................................       1,984         1,818         1,676
                                                           ----------    ----------    ----------
NET INCOME ..............................................  $    4,562    $    4,100    $    3,837
                                                           ==========    ==========    ==========
Net income per common share:
 Basic ..................................................  $     1.25    $     1.13    $     1.06
 Diluted ................................................  $     1.20    $     1.11    $     1.05

Weighted average number of shares outstanding:
 Basic ..................................................   3,649,875     3,626,132     3,603,866
 Diluted ................................................   3,794,823     3,696,384     3,641,660

          See accompanying notes to consolidated financial statements.

                           FNB CORP. AND SUBSIDIARY

   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME



                                                                                                  ACCUMULATED
                                                          COMMON STOCK                               OTHER
                                                      --------------------            RETAINED   COMPREHENSIVE
                                                         SHARES    AMOUNT   SURPLUS   EARNINGS      INCOME        TOTAL
                                                      ----------- -------- --------- ---------- -------------- ----------
                                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, DECEMBER 31, 1995 ..........................  1,797,995   $4,495   $   19    $ 21,354      $ 127       $ 25,995
Comprehensive income:
  Net income ........................................         --       --       --       3,837         --          3,837
  Other comprehensive income:
   Unrealized securities gains (losses), net of
    income tax benefit of $47 .......................         --       --       --          --        (92)           (92)
                                                                                                                --------
  Total comprehensive income ........................                                                              3,745
                                                                                                                --------
Cash dividends declared, $.66 per share .............         --       --       --      (1,190)        --         (1,190)
Common stock issued through:
  Dividend reinvestment plan ........................      6,574       16      151          --         --            167
  Stock option plan .................................      2,425        6       44          --         --             50
                                                       ---------   ------   ------    --------      -----       --------

BALANCE, DECEMBER 31, 1996 ..........................  1,806,994    4,517      214      24,001         35         28,767
Comprehensive income:
  Net income ........................................         --       --       --       4,100         --          4,100
  Other comprehensive income:
   Unrealized securities gains (losses), net of
    income taxes of $26 .............................         --       --       --          --         49             49
                                                                                                                --------
  Total comprehensive income ........................                                                              4,149
                                                                                                                --------
Cash dividends declared, $.75 per share .............         --       --       --      (1,361)        --         (1,361)
Common stock issued through:
  Dividend reinvestment plan ........................      8,106       21      220          --         --            241
  Stock option plan .................................      4,725       12       93          --         --            105
                                                       ---------   ------   ------    --------      -----       --------
BALANCE, DECEMBER 31, 1997 ..........................  1,819,825    4,550      527      26,740         84         31,901
Comprehensive income:
  Net income ........................................         --       --       --       4,562         --          4,562
  Other comprehensive income:
   Unrealized securities gains (losses), net of
    income tax benefit of $31 .......................         --       --       --          --        (58)           (58)
                                                                                                                --------
  Total comprehensive income ........................                                                              4,504
                                                                                                                --------
Cash dividends declared, $.45 per share .............         --       --       --      (1,644)        --         (1,644)
Two-for-one stock split effected in the form of a
  100% stock dividend ...............................  1,825,343    4,563     (626)     (3,937)        --             --
Common stock issued through:
  Dividend reinvestment plan ........................      1,015        2       24          --         --             26
  Stock option plan .................................      9,193       23      192          --         --            215
                                                       ---------   ------   ------    --------      -----       --------

BALANCE, DECEMBER 31, 1998 ..........................  3,655,376   $9,138   $  117    $ 25,721      $  26       $ 35,002
                                                       =========   ======   ======    ========      =====       ========

          See accompanying notes to consolidated financial statements.

                           FNB CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                              YEARS ENDED DECEMBER 31
                                                                                       --------------------------------------
                                                                                           1998         1997         1996
                                                                                       ------------ ------------ ------------
                                                                                                   (IN THOUSANDS)
OPERATING ACTIVITIES
 Net income ..........................................................................  $   4,562    $   4,100    $   3,837
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization of premises and equipment ...........................        810          734          634
   Provision for loan losses .........................................................        390          600          490
   Deferred income taxes (benefit) ...................................................        (52)        (252)         (66)
   Deferred loan fees and costs, net .................................................        180          367          395
   Premium amortization and discount accretion of investment securities, net .........        (61)         (25)          39
   Amortization of intangibles .......................................................         24           32           44
   Net decrease (increase) in loans held for sale ....................................     (3,660)        (559)         406
   Increase in other assets ..........................................................       (277)        (203)        (439)
   Increase (decrease) in other liabilities ..........................................        461          581         (160)
                                                                                        ---------    ---------    ---------
     Net Cash Provided by Operating Activities .......................................      2,377        5,375        5,180
                                                                                        ---------    ---------    ---------

INVESTING ACTIVITIES
 Available-for-sale securities:
   Proceeds from maturities and calls ................................................     51,183       20,536       20,001
   Purchases .........................................................................    (61,042)     (26,646)     (20,765)
 Held-to-maturity securities:
   Proceeds from maturities and calls ................................................     29,242       11,717       15,369
   Purchases .........................................................................    (37,298)      (2,072)     (20,558)
 Net increase in loans ...............................................................     (8,908)     (22,291)     (16,532)
 Proceeds from sales of premises and equipment .......................................          3            5           15
 Purchases of premises and equipment .................................................     (1,786)        (478)      (1,019)
 Other, net ..........................................................................          5           24          (34)
                                                                                        ---------    ---------    ---------
     Net Cash Used in Investing Activities ...........................................    (28,601)     (19,205)     (23,523)
                                                                                        ---------    ---------    ---------

FINANCING ACTIVITIES
 Net increase in deposits ............................................................     24,142        9,168       21,236
 Increase (decrease) in retail repurchase agreements .................................      4,047        3,712         (917)
 Increase (decrease) in federal funds purchased ......................................       (855)       1,825          575
 Common stock issued .................................................................        241          346          217
 Cash dividends paid .................................................................     (1,478)      (1,359)      (1,081)
                                                                                        ---------    ---------    ---------
     Net Cash Provided by Financing Activities .......................................     26,097       13,692       20,030
                                                                                        ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................................       (127)        (138)       1,687
Cash and cash equivalents at beginning of year .......................................     12,914       13,052       11,365
                                                                                        ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR .............................................  $  12,787    $  12,914    $  13,052
                                                                                        =========    =========    =========
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
   Interest ..........................................................................  $  11,308    $  10,231    $   9,747
   Income taxes ......................................................................      2,156        1,896        1,911

          See accompanying notes to consolidated financial statements.

                           FNB CORP. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     NATURE OF OPERATIONS/CONSOLIDATION

     FNB Corp. is a one-bank holding company whose wholly-owned subsidiary is the First National Bank and Trust Company (the "Bank"). The Bank is an independent community bank that offers a complete line of financial services, including deposit, loan, investment and trust services, to individual and business customers primarily in the region of North Carolina that includes Randolph, Montgomery and Chatham counties.

     The consolidated financial statements include the accounts of FNB Corp. and the Bank (collectively the "Corporation"). All significant intercompany balances and transactions have been eliminated. The Corporation adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", in 1998 without any impact on the consolidated financial statements as the chief operating decision maker reviews the results of operations of the Corporation and its subsidiary as a single enterprise.

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

     Certain items for 1996 and 1997 have been reclassified to conform with the 1998 presentation. The reclassifications have no effect on the financial position or results of operations as previously reported.


     CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.


     INVESTMENT SECURITIES

     Investment securities are categorized and accounted for as follows:

     o Held-to-maturity securities -- Debt securities that the Corporation has the positive intent and ability to hold to maturity are reported at amortized cost.

     o Trading securities -- Debt and equity securities bought and held principally for the purpose of being sold in the near future are reported at fair value, with unrealized gains and losses included in earnings.

     o Available-for-sale securities -- Debt and equity securities not classified as either held-to-maturity securities or trading securities are reported at fair value, with unrealized gains and losses, net of related tax effect, included as an item of other comprehensive income and reported as a separate component of shareholders' equity.

     The Corporation intends to hold its securities classified as available-for-sale securities for an indefinite period of time but may sell them prior to maturity. All other securities, which the Corporation has the positive intent and ability to hold to maturity, are classified as held-to-maturity securities.

     Interest income on debt securities is adjusted using the level yield method for the amortization of premiums and accretion of discounts. The adjusted cost of the specific security is used to compute gains or losses on the disposition of securities.


     LOANS

     Interest income on loans is generally calculated by using the constant yield method based on the daily outstanding balance. The recognition of interest income is discontinued when, in management's opinion, the collection of all or a portion of interest becomes doubtful.

     Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income. Residential mortgage loans held for sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements, calculated on the aggregate loan basis.

                           FNB CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

     ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses represents an amount considered adequate to absorb loan losses inherent in the portfolio. Management's evaluation of the adequacy of the allowance is based on a review of individual loans, historical loan loss experience, the value and adequacy of collateral, and economic conditions in the Bank's market area. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Losses are charged and recoveries are credited to the allowance for loan losses. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

     In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments about information available to them at the time of their examination.


     PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows: buildings and improvements, 10 to 50 years and furniture and equipment, 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated life of the improvement or the term of the lease.


     INTANGIBLE ASSETS

     Deposit base premiums, arising from deposit and branch purchase acquisitions, amounted to $24,000 and $67,000 at December 31, 1998 and 1997, respectively, and are included in other assets. The premium amounts are amortized on an accelerated basis over ten-year periods.


     INCOME TAXES

     Income tax expense includes both a current provision based on the amounts computed for income tax return purposes and a deferred provision that results from application of the asset and liability method of accounting for deferred taxes. Under the asset and liability method, deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Corporation's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


     EARNINGS PER SHARE

     In 1997, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share (EPS) data. SFAS No. 128 simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. Under SFAS No. 128, basic EPS replaces the former presentation of primary EPS. Also, a dual presentation of basic and diluted EPS is required on the face of the income statement for all entities with complex capital structures, and a reconciliation must be provided of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In accordance with SFAS No. 128, all prior period EPS data has been restated.


     COMPREHENSIVE INCOME

     Effective January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources and, accordingly, includes both net income and amounts referred to as other comprehensive income. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature

                           FNB CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and surplus in the equity section of a statement of financial position. In accordance with the provisions of SFAS No. 130, comparative consolidated financial statements presented for earlier periods have been reclassified to reflect the provisions of the statement.


     EMPLOYEE BENEFIT PLANS

     The Corporation has a defined benefit pension plan covering substantially all full-time employees. Pension costs, which are actuarially determined using the projected unit credit method, are charged to current operations. Annual funding contributions are made up to the maximum amounts allowable for Federal income tax purposes.

     Medical and life insurance benefits are provided by the Corporation on a postretirement basis under defined benefit plans covering substantially all full-time employees. Postretirement benefit costs, which are actuarially determined using the attribution method and recorded on an unfunded basis, are charged to current operations and credited to a liability account on the consolidated balance sheet.

     The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits, an Amendment of Statements No. 87, 88, and 106", during 1998. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures previously required. The methods of measurement and recognition for such plans remain unchanged. Disclosures for earlier periods provided for comparative purposes have been restated to reflect the provisions of SFAS No. 132.


     STOCK OPTIONS

     Effective January 1, 1997, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which requires either (i) the fair value of employee stock-based compensation plans be recorded as a component of compensation expense in the statement of income as of the date of grant of awards related to such plans or (ii) the impact of such fair value on net income and earnings per share be disclosed in a footnote to financial statements for awards granted after December 15, 1994, if the accounting for such awards continues to be in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Corporation has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.


     DERIVATIVE FINANCIAL INSTRUMENTS

     The Corporation may use off-balance sheet derivative contracts for interest rate risk management purposes. The existing contracts are accounted for on the accrual basis and the net interest differential, including premiums paid, if any, is recognized as an adjustment to interest income or expense of the related asset or liability. The Corporation does not utilize derivative financial instruments for trading purposes.


     RESTATEMENTS

     Share and per share information in the consolidated financial statements and related notes thereto have been restated, where appropriate, to reflect the two-for-one common stock split effected in the form of a 100% stock dividend paid to shareholders on March 18, 1998.

                           FNB CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- INVESTMENT SECURITIES
     Summaries of the amortized cost and estimated fair value of investment securities and the related gross unrealized gains and losses are presented below:



                                                                      GROSS        GROSS     ESTIMATED
                                                       AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                          COST        GAINS       LOSSES       VALUE
                                                      ----------- ------------ ------------ ----------
                                                                       (IN THOUSANDS)
   AVAILABLE FOR SALE
     DECEMBER 31, 1998
      U.S. Treasury .................................   $ 1,253      $   30        $ --      $ 1,283
      U.S. Government agencies and corporations .....    42,314         143         158       42,299
      Mortgage-backed securities ....................       228           2          --          230
      Equity securities .............................     1,123          23          --        1,146
                                                        -------      ------        ----      -------
       Total ........................................   $44,918      $  198        $158      $44,958
                                                        =======      ======        ====      =======
     DECEMBER 31, 1997
      U.S. Treasury .................................   $ 2,603      $   26        $  4      $ 2,625
      U.S. Government agencies and corporations .....    28,893         120          29       28,984
      Mortgage-backed securities ....................     2,423           7           7        2,423
      Equity securities .............................     1,078          16          --        1,094
                                                        -------      ------        ----      -------
       Total ........................................   $34,997      $  169        $ 40      $35,126
                                                        =======      ======        ====      =======
   HELD TO MATURITY
     DECEMBER 31, 1998
     U.S. Government agencies and corporations ......   $39,527      $  154        $ 56      $39,625
     State, county and municipal ....................    20,286         952           4       21,234
                                                        -------      ------        ----      -------
       Total ........................................   $59,813      $1,106        $ 60      $60,859
                                                        =======      ======        ====      =======
     DECEMBER 31, 1997
     U.S. Government agencies and corporations ......   $32,804      $   67        $110      $32,761
     State, county and municipal ....................    18,951         551          29       19,473
                                                        -------      ------        ----      -------
       Total ........................................   $51,755      $  618        $139      $52,234
                                                        =======      ======        ====      =======

     The amortized cost and estimated fair value of investment securities at December 31, 1998, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to prepay obligations with or without prepayment penalties.



                                                   AVAILABLE FOR SALE       HELD TO MATURITY
                                                 ----------------------- ----------------------
                                                              ESTIMATED               ESTIMATED
                                                  AMORTIZED      FAIR     AMORTIZED     FAIR
                                                     COST       VALUE        COST       VALUE
                                                 ----------- ----------- ----------- ----------
                                                                 (IN THOUSANDS)
    Due in one year or less ....................   $ 1,100     $ 1,106     $ 2,046    $ 2,055
    Due after one year through five years ......     3,404       3,476      13,555     13,755
    Due after five years through ten years .....    39,063      39,000      36,390     36,789
    Due after ten years ........................        --          --       7,822      8,260
                                                   -------     -------     -------    -------
      Total ....................................    43,567      43,582      59,813     60,859
    Mortgage-backed securities .................       228         230          --         --
    Equity securities ..........................     1,123       1,146          --         --
                                                   -------     -------     -------    -------
      Total investment securities ..............   $44,918     $44,958     $59,813    $60,859
                                                   =======     =======     =======    =======

     Debt securities with an estimated fair value of $58,311,000 were pledged to secure public funds and trust funds on deposit and retail repurchase agreements at December 31, 1998.

                           FNB CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- INVESTMENT SECURITIES -- (Continued)

     There were no sales of investment securities in the three-year period ended December 31, 1998.


NOTE 3 -- LOANS

     Major classifications of loans are as follows:



                                                  DECEMBER 31
                                             ---------------------
                                                1998       1997
                                             ---------- ----------
                                                (IN THOUSANDS)
        Commercial and agricultural ........  $ 99,055   $ 84,221
        Real estate -- construction ........     3,279      4,989
        Real estate -- mortgage:
         1-4 family residential ............    88,591     81,182
         Commercial and other ..............    16,708     20,556
        Consumer ...........................    22,089     26,503
                                              --------   --------
          Total loans ......................  $229,722   $217,451
                                              ========   ========

     Loans as presented are reduced by net deferred loan fees of $443,000 and $270,000 at December 31, 1998 and 1997, respectively. Nonaccrual loans amounted to $731,000 at December 31, 1998 and $51,000 at December 31, 1997. Interest income that would have been recorded on nonaccrual loans for the year ended December 31, 1998, had they performed in accordance with their original terms, amounted to approximately $59,000. Interest income on all such loans included in the the results of operations for 1998 amounted to approximately $30,000. For the years ended December 31, 1997 and 1996, lost and recorded interest income on nonaccrual loans was not material. At December 31, 1998, the Bank had impaired loans with one borrower which totaled $467,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $200,000. The average carrying value of impaired loans was $457,000 in 1998. Interest income on impaired loans in 1998 was not material. There were no loans considered to be impaired at December 31, 1997.

     Loans are primarily made in the region of North Carolina that includes Randolph, Montgomery and Chatham counties. The real estate loan portfolio can be affected by the condition of the local real estate markets. Included in consumer loans at December 31, 1998 and 1997 are $3,745,000 and $9,674,000, respectively, of retail installment loan contracts purchased primarily from automobile dealers. In March 1996, the Bank discontinued the purchase of retail installment loan contracts from automobile and equipment dealers.

     Loans have been made by the Bank to directors and executive officers of the Corporation and to the associates of such persons, as defined by the Securities and Exchange Commission. Such loans were made in the ordinary course of business on substantially the same terms, including rate and collateral, as those prevailing at the time in comparable transactions with other borrowers and do not involve more than normal risk of collectibility. A summary of the activity during 1998 with respect to related party loans is as follows (in thousands):


  Balance, December 31, 1997 .........  $  10,037
  New loans during 1998 ..............     17,839
  Repayments during 1998 .............    (19,352)
                                        ---------
  Balance, December 31, 1998 .........  $   8,524
                                        =========

                           FNB CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 4 -- ALLOWANCE FOR LOAN LOSSES
     Changes in the allowance for loan losses were as follows:



                                                            YEARS ENDED DECEMBER 31
                                                         -----------------------------
                                                            1998      1997      1996
                                                         --------- --------- ---------
                                                                (IN THOUSANDS)
        Balance at beginning of year ...................  $2,294    $1,986    $1,903
        Provision for losses charged to operations .....     390       600       490
        Loans charged off ..............................    (336)     (457)     (568)
        Recoveries on loans previously charged off .....     169       165       161
                                                          ------    ------    ------
        Balance at end of year .........................  $2,517    $2,294    $1,986
                                                          ======    ======    ======

NOTE 5 -- PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows:



                                                                 DECEMBER 31
                                                             -------------------
                                                                1998      1997
                                                             --------- ---------
                                                               (IN THOUSANDS)
        Land ...............................................  $ 1,361   $ 1,004
        Buildings and improvements .........................    4,408     4,314
        Furniture and equipment ............................    6,262     5,221
        Leasehold improvements .............................      415       410
                                                              -------   -------
          Total ............................................   12,446    10,949
        Less accumulated depreciation and amortization .....    5,468     4,820
                                                              -------   -------
        Premises and equipment, net ........................  $ 6,978   $ 6,129
                                                              =======   =======

NOTE 6 -- INCOME TAXES

     Income taxes as reported in the consolidated income statement included the following expense (benefit) components:



                                         1998      1997      1996
                                      --------- --------- ---------
                                             (IN THOUSANDS)
      Current:
        Federal .....................  $1,959    $1,942    $1,675
        State .......................      77       128        67
                                       ------    ------    ------
  Total .............................   2,036     2,070     1,742
                                       ------    ------    ------
      Deferred -- Federal ...........     (52)     (252)      (66)
                                       ------    ------    ------
  Total income taxes ................  $1,984    $1,818    $1,676
                                       ======    ======    ======

                           FNB CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 6 -- INCOME TAXES -- (Continued)

     A reconciliation of income tax expense computed at the statutory Federal income tax rate to actual income tax expense is presented below:



                                                                   1998      1997      1996
                                                                --------- --------- ---------
                                                                       (IN THOUSANDS)
        Amount of tax computed using Federal statutory tax rate
          of 34% ..............................................  $2,226    $2,012    $1,874
        Increases (decreases) resulting from:
          Effect of tax-exempt loan and investment
           securities income ..................................    (308)     (282)     (251)
          Other ...............................................      66        88        53
                                                                 ------    ------    ------
           Total ..............................................  $1,984    $1,818    $1,676
                                                                 ======    ======    ======

     The components of deferred tax assets and liabilities and the tax effect of each are as follows:



                                                       DECEMBER 31
                                                    -----------------
                                                      1998     1997
                                                    -------- --------
                                                     (IN THOUSANDS)
           Deferred tax assets:
  Allowance for loan losses .......................  $  682   $  606
  Accrued expenses, not currently deductible ......     428      471
  Other ...........................................      74       76
                                                     ------   ------
  Total ...........................................   1,184    1,153
                                                     ------   ------
           Deferred tax liabilities:
  Depreciable basis of premises and equipment .....     280      323
  Taxable basis of investment securities ..........      32       68
  Prepaid pension cost ............................     321      266
  Net deferred loan fees and costs ................     112      139
  Other ...........................................      63       64
                                                     ------   ------
  Total ...........................................     808      860
                                                     ------   ------
           Net deferred tax asset .................  $  376   $  293
                                                     ======   ======

     There is no valuation allowance for deferred tax assets as it is management's contention that realization of the deferred tax assets is more likely than not based upon the Corporation's history of taxable income and estimates of future taxable income.


NOTE 7 -- TIME DEPOSITS

     The scheduled maturities of time deposits are as follows (in thousands):



YEARS ENDING DECEMBER 31
-------------------------------
  1999 ........................  $138,943
  2000 ........................    22,875
  2001 ........................     2,202
  2002 ........................       391
  2003 ........................       241
                                 --------
  Total time deposits .........  $164,652
                                 ========

                           FNB CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 8 -- BORROWED FUNDS
     Funds are borrowed on an overnight basis through retail repurchase agreements with Bank customers and federal funds purchased from other financial institutions. Retail repurchase agreement borrowings are collateralized by securities of the U.S. Treasury and U.S. Government agencies and corporations.

     Information concerning retail repurchase agreements and federal funds purchased is as follows:



                                                   1998                    1997
                                         ------------------------ -----------------------
                                            RETAIL      FEDERAL      RETAIL      FEDERAL
                                          REPURCHASE     FUNDS     REPURCHASE     FUNDS
                                          AGREEMENTS   PURCHASED   AGREEMENTS   PURCHASED
                                         ------------ ----------- ------------ ----------
                                                      (DOLLARS IN THOUSANDS)
   Balance at December 31 ..............   $ 11,484     $ 1,545     $ 7,437     $ 2,400
   Average balance during the year .....     10,169         539       6,229         473
   Maximum month-end balance ...........     13,107       3,250       7,676       2,400
   Weighted average interest rate:
    At December 31 .....................       3.79%       4.94%       4.51%       6.59%
    During the year ....................       4.37        5.32        4.51        5.71

     At December 31, 1998, the Bank had an available line of credit of $37,000,000 with the Federal Home Loan Bank (the "FHLB"). Any advances that the Bank may obtain under the FHLB line would be secured by a blanket collateral agreement on qualifying 1-4 family residential mortgage loans.


NOTE 9 -- EMPLOYEE BENEFIT PLANS


     PENSION PLAN

     The Corporation has a noncontributory defined benefit pension plan covering substantially all full-time employees who qualify as to age and length of service. Benefits are based on the employee's compensation, years of service and age at retirement. The Corporation's funding policy is to contribute annually to the plan an amount which is not less than the minimum amount required by the Employee Retirement Income Security Act of 1974 and not more than the maximum amount deductible for income tax purposes.

                           FNB CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 9 -- EMPLOYEE BENEFIT PLANS -- (Continued)

     Information concerning the status of the plan is as follows:



                                                              1998       1997
                                                           ---------- ---------
                                                               (DOLLARS IN
                                                                THOUSANDS)
   Change in Benefit Obligation:
    Benefit obligation at beginning of year ..............   $5,681    $5,325
    Service cost .........................................      177       151
    Interest cost ........................................      379       363
    Net actuarial loss ...................................      196       148
    Benefits paid ........................................     (296)     (306)
                                                             ------    ------
    Benefit obligation at end of year ....................   $6,137    $5,681
                                                             ======    ======
   Change in Plan Assets:
    Fair value of plan assets at beginning of year .......   $5,952    $4,828
    Actual return on plan assets .........................    1,209     1,050
    Employer contributions ...............................      366       380
    Benefits paid ........................................     (296)     (306)
                                                             ------    ------
    Fair value of plan assets at end of year .............   $7,231    $5,952
                                                             ======    ======
   Prepaid Pension Cost Components:
    Funded status of plan ................................   $1,094    $  272
    Unrecognized net actuarial gain ......................     (995)     (461)
    Unrecognized prior service cost ......................      780       888
    Unrecognized transition obligation ...................       65        85
                                                             ------    ------
    Prepaid pension cost at end of year ..................   $  944    $  784
                                                             ======    ======
   Weighted-Average Plan Assumptions at End of Year: .....
    Discount rate ........................................      6.5%      7.0%
    Expected long-term rate of return on plan assets .....      8.0       8.0
    Rate of increase in compensation levels ..............      5.5       6.0

Net periodic pension cost included the following components:



                                                         1998         1997        1996
                                                     -----------   ---------   ---------
                                                               (IN THOUSANDS)
   Service cost ..................................     $ 177        $  151      $  108
   Interest Cost .................................       379           363         328
   Expected return on plan assets ................      (477)         (385)       (352)
   Amortization of prior service cost ............       107           107          80
   Amortization of transition obligation .........        21            21          21
   Recognized net actuarial gain .................          (1)         --          --
                                                       --------     ------      ------
   Net periodic pension cost .....................     $ 206        $  257      $  185
                                                       =======      ======      ======

     OTHER POSTRETIREMENT DEFINED BENEFIT PLANS

     The Corporation has postretirement medical and life insurance plans covering substantially all full-time employees who qualify as to age and length of service. The medical plan is contributory, with retiree contributions adjusted whenever medical insurance rates change. The life insurance plan is noncontributory.

                           FNB CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 9 -- EMPLOYEE BENEFIT PLANS -- (Continued)

     Information concerning the plans, which are unfunded, is as follows:



                                                                  1998       1997
                                                               ---------- ----------
                                                               (DOLLARS IN THOUSANDS)
   Change in Benefit Obligation:
    Benefit obligation at beginning of year ..................   $  721     $  550
    Service cost .............................................       19         19
    Interest cost ............................................       47         46
    Net actuarial loss .......................................        5        144
    Benefits paid ............................................      (29)       (38)
                                                                 ------     ------
    Benefit obligation at end of year ........................   $  763     $  721
                                                                 ======     ======
   Accrued Postretirement Benefit Cost Components:
    Unrecognized net actuarial gain ..........................   $ (635)    $ (595)
    Unrecognized prior service cost ..........................       68         78
    Unrecognized transition obligation .......................      283        303
                                                                 ------     ------
    Accrued postretirement benefit cost at end of year .......   $ (284)    $ (214)
                                                                 ======     ======
   Weighted-Average Plan Assumptions at End of Year:
    Discount rate ............................................      6.5%       7.0%
    Annual rate of increase in the cost of medical benefits:
      Current year ...........................................     12.0       13.0
      Final constant amount ..................................      6.0        6.0
      Annual decrease ........................................      1.0        1.0

     Increasing or decreasing the assumed medical cost trend rate by one percentage point would not have a significant effect on either the postretirement benefit obligation at December 31, 1998 or the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1998.

     Net periodic postretirement benefit cost included the following components:



                                                       1998   1997   1996
                                                      ------ ------ -----
                                                        (IN THOUSANDS)
   Service cost .....................................  $19    $ 19   $17
   Interest cost ....................................   47      46    36
   Amortization of prior service cost ...............   10      10    10
   Amortization of transition obligation ............   20      20    20
   Recognized net actuarial loss ....................    3       5    --
                                                       ---    ----   ---
   Net periodic postretirement benefit cost .........  $99    $100   $83
                                                       ===    ====   ===

     MATCHING RETIREMENT/SAVINGS PLAN

     The Corporation has a matching retirement/savings plan which permits eligible employees to make contributions to the plan up to a specified percentage of compensation as defined by the plan. A portion of the employee contributions are matched by the Corporation based on the plan formula. The matching contributions amounted to $96,000 in 1998, $85,000 in 1997 and $78,000 in 1996.

                           FNB CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 10 -- LEASES
     Future obligations for minimum rentals under noncancellable operating lease commitments, primarily relating to premises, are as follows (in thousands):



YEARS ENDING DECEMBER 31
----------------------------------------
  1999 .................................  $ 49
  2000 .................................    47
  2001 .................................    45
  2002 .................................     7
  2003 .................................     3
  2004 and later years .................    44
                                          ----
  Total minimum lease payments .........  $195
                                          ====

     Net rental expense for all operating leases amounted to $55,000 in 1998, $57,000 in 1997 and $58,000 in 1996. One operating lease for real property contains a purchase option considered to approximate fair market value.


NOTE 11 -- SUPPLEMENTARY INCOME STATEMENT INFORMATION

     Significant components of other expense were as follows:



                                           1998   1997    1996
                                          ------ ------ -------
                                             (IN THOUSANDS)
         Stationery, printing and supplies $345   $335   $302
         Advertising and marketing ......   346    123    143

NOTE 12 -- FNB CORP. (PARENT COMPANY) FINANCIAL DATA

     The Parent Company's principal asset is its investment in the Bank subsidiary, and its principal source of income is dividends from that subsidiary.

     The Parent Company's condensed balance sheets as of December 31, 1998 and 1997, and the related condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 1998 are as follows:


CONDENSED BALANCE SHEETS



                                                              DECEMBER 31
                                                          -------------------
                                                             1998      1997
                                                          --------- ---------
                                                            (IN THOUSSANDS)
  Assets:
   Cash .................................................  $   943   $   706
   Investment in wholly-owned bank subsidiary ...........   34,041    31,155
   Other assets .........................................      567       423
                                                           -------   -------
     Total assets .......................................  $35,551   $32,284
                                                           =======   =======
  Liabilities and Shareholders' Equity:
   Accrued liabilities ..................................  $   549   $   383
   Shareholders' equity .................................   35,002    31,901
                                                           -------   -------
     Total liabilities and shareholders' equity .........  $35,551   $32,284
                                                           =======   =======

                           FNB CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 12 -- FNB CORP. (PARENT COMPANY) FINANCIAL DATA -- (Continued)

CONDENSED STATEMENTS OF INCOME



                                                                           YEARS ENDED DECEMBER 31
                                                                        -----------------------------
                                                                           1998      1997      1996
                                                                        --------- --------- ---------
                                                                               (IN THOUSANDS)
Income:
 Dividends from bank subsidiary .......................................  $1,635    $1,137    $1,383
 Other income .........................................................       2         1         4
                                                                         ------    ------    ------
   Total income .......................................................   1,637     1,138     1,387
                                                                         ------    ------    ------
Operating expenses ....................................................      28        23        16
                                                                         ------    ------    ------
Income before income tax benefit and equity in undistributed net income
 of bank subsidiary ...................................................   1,609     1,115     1,371
Income tax benefit ....................................................       9         8         3
                                                                         ------    ------    ------
Income before equity in undistributed net income of bank subsidiary ...   1,618     1,123     1,374
Equity in undistributed net income of bank subsidiary .................   2,944     2,977     2,463
                                                                         ------    ------    ------
   Net income .........................................................  $4,562    $4,100    $3,837
                                                                         ======    ======    ======

CONDENSED STATEMENTS OF CASH FLOWS



                                                                                                YEARS ENDED DECEMBER 31
                                                                                        ---------------------------------------
                                                                                            1998         1997          1996
                                                                                        ----------- ------------- -------------
                                                                                                    (IN THOUSANDS)
Operating activities:
  Net income ..........................................................................  $  4,562     $ 4,100       $ 3,837
  Adjustments to reconcile net income to net cash provided by operating activities:
   Equity in undistributed net income of bank subsidiary ..............................    (2,944)     (2,977)       (2,463)
   Other, net .........................................................................      (164)         (8)         (111)
                                                                                         --------     -------       -------
    Net cash provided by operating activities .........................................     1,454       1,115         1,263
                                                                                         --------     -------       -------
Investing activities:
  Decrease (increase) in other assets .................................................        20          (8)           (7)
                                                                                         --------     --------      -------
Financing activities:
  Common stock issued .................................................................       241         346           217
  Cash dividends paid .................................................................    (1,478)     (1,359)       (1,081)
                                                                                         --------     -------       -------
    Net cash used in financing activities .............................................    (1,237)     (1,013)         (864)
                                                                                         --------     -------       -------
Net increase in cash ..................................................................       237          94           392
Cash at beginning of year .............................................................       706         612           220
                                                                                         --------     -------       -------
Cash at end of year ...................................................................  $    943     $   706       $   612
                                                                                         ========     =======       =======

NOTE 13 -- CAPITAL ADEQUACY REQUIREMENTS

     Certain regulatory requirements restrict the lending of funds by the Bank to FNB Corp. and the amount of dividends which can be paid to FNB Corp. In 1999, the maximum amount of dividends the Bank can pay to FNB Corp., without the approval of the Comptroller of the Currency, is $5,921,000 plus an additional amount equal to the retained net income in 1999 up to the date of any dividend declaration.

     The Bank is required to maintain average reserve balances with the Federal Reserve Bank based on a percentage of deposits. For the reserve maintenance period in effect at December 31, 1998, the average daily reserve requirement was $4,166,000.

                           FNB CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 13 -- CAPITAL ADEQUACY REQUIREMENTS -- (Continued)

     FNB Corp. and the Bank are required to comply with capital adequacy standards established by the Board of Governors of the Federal Reserve System. In addition, the Bank is required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, there are minimum ratios of capital to risk-weighted assets. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements.

     Regulatory capital amounts and ratios are set forth in the table below. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier I and Tier II, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier I capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier II capital, which is limited to the total of Tier I capital, includes allowable amounts of subordinated debt, mandatory convertible securities, preferred stock and the allowance for loan losses. Total capital, for risk-based purposes, consists of both Tier I and Tier II capital.

     The Bank is well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must meet minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no events or conditions since December 31, 1998 that management believes have changed the Bank's category.



                                                                                   MINIMUM RATIOS
                                                                            -----------------------------
                                                                                           TO BE WELL
                                                                                FOR        CAPITALIZED
                                 CAPITAL AMOUNT              RATIO            CAPITAL     UNDER PROMPT
                              --------------------- -----------------------  ADEQUACY      CORRECTIVE
                                 1998       1997        1998        1997     PURPOSES   ACTION PROVISIONS
                              ---------- ---------- ----------- ----------- ---------- ------------------
                                                        (DOLLARS IN THOUSANDS)
AS OF DECEMBER 31
  Total capital
   (to risk-weighted assets):
   FNB Corp. ................  $37,482    $34,095       16.05%      15.75%      8.00%          N/A
   Bank .....................   36,489     33,298       15.63       15.39       8.00          10.00%
  Tier I capital
   (to risk-weighted assets):
   FNB Corp. ................   34,965     31,801       14.98       14.69       4.00           N/A
   Bank .....................   33,972     31,004       14.55       14.33       4.00           6.00%
  Tier I capital
   (to average assets):
   FNB Corp. ................   34,965     31,801        9.89        9.83       4.00           N/A
   Bank .....................   33,972     31,004        9.61        9.58       4.00           5.00%

NOTE 14 -- SHAREHOLDERS' EQUITY


     EARNINGS PER SHARE (EPS)

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

                           FNB CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 14 -- SHAREHOLDERS' EQUITY -- (Continued)


                                                                            1998        1997        1996
                                                                        ----------- ----------- ------------
  Basic EPS denominator -- Weighted average number of common shares
   outstanding ........................................................  3,649,875   3,626,132   3,603,866
  Dilutive share effect arising from assumed exercise of stock options     144,948      70,252      37,794
                                                                         ---------   ---------   ---------
  Diluted EPS denominator .............................................  3,794,823   3,696,384   3,641,660
                                                                         =========   =========   =========

     STOCK OPTIONS

     All information presented below has been restated to reflect the 1998 stock split disclosed in Note 1.

     The Corporation adopted a stock compensation plan in 1993 that allows for the granting of incentive and nonqualified stock options to key employees and directors. Under terms of the plan, options are granted at prices equal to the fair market value of the common stock on the date of grant. Options become exercisable after one year in equal, cumulative installments over a five-year period. No option shall expire later than ten years from the date of grant. A maximum of 720,000 shares of common stock has been reserved for issuance under the stock compensation plan. At December 31, 1998, there were 294,900 shares available under the plan for the granting of additional options.

     The Corporation applies APB Opinion No. 25 in accounting for the stock compensation plan and, accordingly, no compensation cost has been recognized for stock option grants in the consolidated financial statements. As required by Statement of Financial Accounting Standards (SFAS) No. 123, disclosures are presented below for the effect on net income and net income per share that would result from the use of the fair value based method to measure compensation costs related to stock option grants in 1995 and subsequent years. The effect on pro forma net income for 1998, 1997 and 1996 for options granted prior to 1995 has not been determined. Consequently, the effects of applying SFAS No. 123 pro forma disclosures during the initial phase-in period may not be representative of the effects on reported net income in future years.



                                  1998        1997        1996
                              ----------- ----------- -----------
                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Net Income:
      As reported ...........   $ 4,562     $ 4,100     $ 3,837
      Pro forma .............     4,422       4,018       3,803

     Net Income Per Share:
      Basic:
  As reported ...............      1.25        1.13        1.06
  Pro forma .................      1.21        1.11        1.06
      Diluted:
  As reported ...............      1.20        1.11        1.05
  Pro forma .................      1.17        1.09        1.04

     The weighted-average fair value per share of options granted in 1998, 1997 and 1996 amounted to $11.17, $5.55 and $4.44, respectively. Fair values were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:



                                            1998       1997       1996
                                         ---------- ---------- ----------
      Risk-free interest rate ..........    4.70%      5.86%      6.25%
      Dividend yield ...................    1.80       1.60       2.50
      Volatility .......................   44.00      26.00      30.00
      Expected life .................... 6 years    6 years    6 years

                           FNB CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 14 -- SHAREHOLDERS' EQUITY -- (Continued)

     A summary of stock option activity is as follows:



                                                            YEARS ENDED DECEMBER 31
                                      --------------------------------------------------------------------
                                               1998                    1997                  1996
                                      ----------------------- ---------------------- ---------------------
                                                    WEIGHTED               WEIGHTED               WEIGHTED
                                                     AVERAGE                AVERAGE               AVERAGE
                                                    EXERCISE               EXERCISE               EXERCISE
                                         SHARES       PRICE      SHARES      PRICE      SHARES     PRICE
                                      ------------ ---------- ----------- ---------- ----------- ---------
     Outstanding at beginning of year    340,800      $12.93    276,100      $11.21    194,750     $ 9.73
     Granted ........................     71,000       27.00     93,000       17.47     95,500      14.00
     Exercised ......................    (14,711)      10.47     (9,450)       9.41     (4,850)      8.78
     Forfeited ......................     (1,000)      17.50    (18,850)      12.00     (9,300)     10.01
                                         -------                -------                -------
     Outstanding at end of year .....    396,089       15.53    340,800       12.93    276,100      11.21
                                         =======                =======                =======

     Options exercisable at end of year  151,639       11.37     96,500       10.19     54,500       9.15
                                         =======                =======                =======

     At December 31, 1998, information concerning stock options outstanding and exercisable is as follows:



                     OPTIONS OUTSTANDING
                 ---------------------------
                                 WEIGHTED
                                  AVERAGE
                                 REMAINING
   EXERCISE                     CONTRACTUAL       OPTIONS
     PRICE         SHARES      LIFE (YEARS)     EXERCISABLE
--------------   ----------   --------------   ------------
$   8.13           86,489           5.96           66,239
    12.00          64,400           6.96           36,400
    14.00          82,600           7.96           31,000
    16.00           2,000           8.75              400
    17.50          89,600           8.96           17,600
    27.00          71,000           9.96               --
                   ------                          ------
                  396,089           7.95          151,639
                  =======                         =======

NOTE 15 -- COMMITMENTS

     In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. At December 31, 1998, a summary of significant commitments is as follows:



         Commitments to extend credit ........  $61,675,000
         Standby letters of credit ...........      181,000

     In management's opinion, these commitments will be funded from normal operations with not more than the normal risk of loss.

     The Bank has entered into two interest rate floor agreements with a correspondent bank to protect certain variable-rate loans from the downward effects of their repricing in the event of a decreasing rate environment. The notional amount of each agreement is $10,000,000. The agreements require the correspondent bank to pay to the Bank the difference between the floor rate of interest of 7.50% in one agreement and 8.00% in the other agreement as compared to the prime rate of interest in the event that the prime rate is less. Any payments received under the agreements, net of premium amortization, will be treated as an adjustment of interest income on loans. The Bank's exposure to credit risk is limited to the ability of the counterparty to make potential future payments to the Bank that are required pursuant to the agreements. The Bank's exposure to market risk of loss is limited to the amount of the unamortized premium. At December 31, 1998, the unamortized premium related to the interest rate floor agreements amounted to $23,000 and had an estimated fair value of $30,000.

                           FNB CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 16 -- FAIR VALUE OF FINANCIAL INSTRUMENTS
     The following methods and assumptions were used to estimate the fair value for each class of financial instruments.

     CASH AND CASH EQUIVALENTS. For cash on hand, amounts due from banks, and federal funds sold, the carrying value is considered to be a reasonable estimate of fair value.

     INVESTMENT SECURITIES. The fair value of investment securities is based on quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

     LOANS. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     DEPOSITS. The fair value of noninterest-bearing demand deposits and NOW, savings and money market deposits is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

     BORROWED FUNDS. The carrying value of retail repurchase agreements and federal funds purchased is considered to be a reasonable estimate of fair value.

     COMMITMENTS. The fair value of commitments to extend credit is considered to approximate carrying value, since the large majority of these commitments would result in loans that have variable rates and/or relatively short terms to maturity. For other commitments, generally of a short-term nature, the carrying value is considered to be a reasonable estimate of fair value. The various commitment items are disclosed in Note 15.

     The estimated fair values of financial instruments are as follows:



                                          DECEMBER 31, 1998      DECEMBER 31, 1997
                                        ---------------------- ---------------------
                                                    ESTIMATED              ESTIMATED
                                         CARRYING      FAIR     CARRYING     FAIR
                                           VALUE      VALUE       VALUE      VALUE
                                        ---------- ----------- ---------- ----------
                                                       (IN THOUSANDS)
FINANCIAL ASSETS
 Cash and cash equivalents ............  $ 12,787   $ 12,787    $ 12,914   $ 12,914
 Investment securities:
   Available for sale .................    44,958     44,958      35,126     35,126
   Held to maturity ...................    59,813     60,859      51,755     52,234
 Net loans ............................   227,205    228,806     215,157    217,118
FINANCIAL LIABILITIES
 Deposits .............................   304,690    305,913     280,548    281,488
 Retail repurchase agreements .........    11,484     11,484       7,437      7,437
 Federal funds purchased ..............     1,545      1,545       2,400      2,400

     The fair value estimates are made at a specific point in time based on relevant market and other information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation's entire holdings of a particular financial instrument nor are potential taxes and other expenses that would be considered in an actual sale considered. Because no market exists for a significant portion of the Corporation's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and such other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

                           FNB CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 17 -- TERMINATED ACQUISITION
     On June 3, 1997, the Corporation entered into a definitive agreement to acquire a savings bank in Siler City, North Carolina. Under terms of the agreement, the savings bank shareholders were to receive $15.50 per share, either in FNB Corp. common stock or in cash or a combination thereof, subject to the limitation that FNB Corp. common stock issued in the merger would be not more than 60% and not less than 50% of the total consideration. On January 28, 1998, as permitted by the agreement, the Board of Directors of the savings bank exercised its right to terminate the proposed combination due to the increase in the market value of FNB Corp. common stock above a specified level.

     The Corporation incurred certain costs in connection with the proposed acquisition. Those costs, which had been initially deferred, amounted to $305,000 and are included in merger expenses in the consolidated statement of income for the year ended December 31, 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 26, 1999.

                                                  FNB CORP.
                                                 (Registrant)


                                        By: /s/     MICHAEL C. MILLER
                                          -------------------------------------
                                                    MICHAEL C. MILLER
                                                  CHAIRMAN AND PRESIDENT


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 26, 1999.



               SIGNATURE                TITLE
               ---------                -----
/s/      MICHAEL C. MILLER              Chairman and President
----------------------------------
         MICHAEL C. MILLER


/s/       JERRY A. LITTLE               Treasurer and Secretary
----------------------------------         (Principal Financial and Accounting Officer)
          JERRY A. LITTLE


/s/    JAMES M. CAMPBELL, JR.           Director
----------------------------------
       JAMES M. CAMPBELL, JR.


/s/      DARRELL L. FRYE                Director
----------------------------------
         DARRELL L. FRYE


/s/     WILBERT L. HANCOCK              Director
----------------------------------
        WILBERT L. HANCOCK


/s/      THOMAS A. JORDAN               Director
----------------------------------
         THOMAS A. JORDAN


/s/    R. REYNOLDS NEELY, JR.           Director
----------------------------------
       R. REYNOLDS NEELY, JR.


/s/       RICHARD K. PUGH               Director
----------------------------------
          RICHARD K. PUGH


/s/       J.M. RAMSAY III               Director
----------------------------------
          J.M. RAMSAY III


/s/    CHARLES W. STOUT, M.D.           Director
----------------------------------
       CHARLES W. STOUT, M.D.


/s/       EARLENE V. WARD               Director
----------------------------------
          EARLENE V. WARD

                               INDEX TO EXHIBITS




 EXHIBIT NO.                                      DESCRIPTION OF EXHIBIT
-------------   -----------------------------------------------------------------------------------------
   3.10         Articles of Incorporation of the Registrant, incorporated herein by reference to
                Exhibit 3.1 to the Registrant's Form S-14 Registration Statement (No. 2-96498)
                filed March 16, 1985.
  3.11          Articles of Amendment to Articles of Incorporation of the Registrant, adopted May
                10, 1988, incorporated herein by reference to Exhibit 19.10 to the Registrant's Form
                10-Q Quarterly Report for the quarter ended June 30, 1988.
  3.12          Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 12,
                1998, incorporated herein by reference to Exhibit 3.12 to the Registrant's Form 10-Q
                Quarterly Report for the quarter ended June 30, 1998.
  3.20          Amended and Restated Bylaws of the Registrant, adopted May 21, 1998, incorporated herein by reference to Exhibit 3.20 to the Registrant's Form 10-Q
                Quarterly Report for the quarter ended June 30, 1998.
  4             Specimen of Registrant's Common Stock Certificate, incorporated herein by reference to Exhibit 4 to Amendment No. 1 to the Registrant's Form S-14
                Registration Statement (No. 2-96498) filed April 19, 1985.
 10.10          Form of Split Dollar Insurance Agreement dated as of November 1, 1987 between
                First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 19.20 to the Registrant's Form
                10-Q Quarterly Report for the quarter ended June 30, 1988.
 10.11          Form of Amendment to Split Dollar Insurance Agreement dated as of November 1,
                1994 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 10.11 to the
                Registrant's Form 10-KSB Annual Report for the fiscal year ended December 31,
                1994.
 10.30          Copy of Stock Compensation Plan, as amended effective May 12, 1998, incorporated herein by reference to Exhibit 10.30 to the Registrant's Form 10-Q
                Quarterly Report for the quarter ended June 30, 1998.
 10.31          Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant's Stock Compensation Plan, incorporated herein by reference to Exhibit 10.31 to the Registrant's Form 10-KSB Annual
                Report for the fiscal year ended December 31, 1994.
 10.32          Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant's Stock Compensaton Plan, incorporated herein by reference to Exhibit 10.32 to the Registrant's Form 10-KSB Annual
                Report for the fiscal year ended December 31, 1994.
 10.40          Copy of Employment Agreement dated as of December 27, 1995 between First
                National Bank and Trust Company and Michael C. Miller, incorporated herein by reference to Exhibit 10.50 to the Registrant's Form 10-KSB Annual Report for the
                fiscal year ended December 31, 1995.
 21             Subsidiaries of the Registrant.
 23             Consent of Independent Auditors.
 27             Financial Data Schedule.