Form 10-Q
period 1999-03-31
FNB CORP/NC
filed 1999-05-14
CIK 764811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  ------------


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 OR 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

                         Commission File Number 0-13823

                                  ------------


                                    FNB CORP.
             (Exact name of Registrant as specified in its charter)


      North Carolina                                   56-1456589
(State of incorporation)                   (I.R.S. Employer Identification No.)


                101 Sunset Avenue, Asheboro, North Carolina 27203
                    (Address of principal executive offices)


                                 (336) 626-8300
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                       --      ---

The registrant had 3,658,526 shares of $2.50 par value common stock outstanding at May 12, 1999.

                               PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            FNB CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                          March 31,
                                                  --------------------------     December 31,
                                                    1999            1998           1998
                                                  ----------     -----------     ----------
                                                     (in thousands, except share data)

ASSETS
Cash and due from banks                           $  11,878    $    12,001     $    12,787
Federal funds sold                                        -          7,700               -
Investment securities:
     Available for sale, at estimated fair value
          (amortized cost of $48,305, $37,172
          and $44,918                                47,787          37,276         44,958
     Held to maturity (estimated fair value of
          $57,775, $49,423 and $60,859)              57,328          48,806         59,813
Loans                                               235,087         226,808        229,722
     Less:    Allowance for loan losses              (2,535)         (2,375)        (2,517)
                                                  ----------     -----------     ----------
                     Net loans                      232,552         224,433        227,205
                                                  ----------     -----------     ----------
Premises and equipment                                7,464           6,020          6,978
Other assets                                          5,875           4,747          4,882
                                                  ----------     -----------     ----------
                     TOTAL ASSETS                 $ 362,884     $   340,983      $ 356,623
                                                  ==========     ===========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand deposits          $   40,264     $   36,536      $   40,222
     Interest-bearing deposits:
          NOW, savings and money market deposits     100,577          95,380         99,816
          Time deposits of $100,000 or more           59,916          58,809         60,672
          Other time deposits                        103,173         104,239        103,980
                                                  ----------     -----------     ----------
                     Total deposits                  303,930         294,964        304,690
Retail repurchase agreements                          12,179           9,441         11,484
Federal Home Loan Bank advances                        7,000               -              -
Federal funds purchased                                  450               -          1,545
Other liabilities                                      3,958           3,859          3,902
                                                  ----------     -----------     ----------
                     Total Liabilities               327,517         308,264        321,621
                                                  ----------     -----------     ----------

Shareholders' equity:
     Preferred stock - $10.00 par value;
          authorized 200,000 shares, none issued          -              -               -
     Common stock - $2.50 par value;
          authorized 10,000,000 shares, issued
          shares - 3,657,776, 3,650,686 and 3,655,376  9,144           9,127          9,138
     Surplus                                             137               -            117
     Retained earnings                                26,427          23,524         25,721
     Accumulated other comprehensive income:
          Net unrealized securities gains (losses)      (341)             68             26
                                                  ----------     -----------     ----------
                     Total Shareholders' Equity       35,367          32,719         35,002
                                                  ----------     -----------     ----------

                     TOTAL LIABILITIES AND
                            SHAREHOLDERS' EQUITY  $  362,884      $  340,983     $  356,623
                                                  ==========     ============    ==========

          See accompanying notes to consolidated financial statements.

                            FNB CORP. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                    Three Months Ended
                                                                         March 31,
                                                                 --------------------------
                                                                    1999           1998
                                                                 -----------     ----------
                                                            (in thousands, except per share data)
INTEREST INCOME:
     Interest and fees on loans                                  $    5,002     $    5,075
     Interest and dividends on investment securities:
          Taxable income                                              1,342          1,110
          Non-taxable income                                            255            237
     Federal funds sold                                                  27             61
                                                                 -----------     ----------
                    Total interest income                             6,626          6,483
                                                                 -----------     ----------
INTEREST EXPENSE:
     Deposits                                                         2,636          2,712
     Retail repurchase agreements                                       111             96
     Federal Home Loan Bank advances                                     62              -
     Federal funds purchased                                             17              1
                                                                 -----------     ----------
                    Total interest expense                            2,826          2,809
                                                                -----------     ----------
NET INTEREST INCOME                                                   3,800          3,674
     Provision for loan losses                                           65            160
                                                                 -----------     ----------
Net Interest Income After Provision for Loan Losses                   3,735          3,514
                                                                 -----------     ----------
NONINTEREST INCOME:
     Service charges on deposit accounts                                423            406
     Annuity and brokerage commissions                                  121             44
     Cardholder and merchant services income                             88             77
     Other service charges, commissions and fees                        144            106
     Other income                                                        62             83
                                                                 -----------     ----------
                    Total noninterest income                            838            716
                                                                 -----------     ----------
NONINTEREST EXPENSE:
     Personnel expense                                                1,540          1,348
     Net occupancy expense                                              151            129
     Furniture and equipment expense                                    226            218
     Data processing services                                           383            305
     Other expense                                                      641            663
                                                                 -----------     ----------
                    Total noninterest expense                         2,941          2,663
                                                                 -----------     ----------
Income Before Income Taxes                                            1,632          1,567
Income taxes                                                            487            481
                                                                 -----------     ----------
NET INCOME                                                       $    1,145          1,086
                                                                 ===========     ==========
Net income per common share:
     Basic                                                       $      .31  $         .30
     Diluted                                                            .30            .29
                                                                 ===========     ==========

Weighted average number of shares outstanding:
     Basic                                                        3,657,200      3,644,339
     Diluted                                                      3,803,149      3,791,946
                                                                 ===========     ==========
Cash dividends declared per common share                         $      .12  $          .10
                                                                 ===========     ==========

          See accompanying notes to consolidated financial statements.

                            FNB CORP. AND SUBSIDIARY

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

              Three Months Ended March 31, 1999 and March 31, 1998



                                                                                                 Accumulated
                                                       Common Stock                                 Other
                                                   ---------------------             Retained    Comprehensive
                                                    Shares     Amount      Surplus   Earnings       Income       Total
                                                   ---------  ----------  ---------- ----------  ------------- ----------
                                                                     (in thousands, except share data)

BALANCE, DECEMBER 31, 1997                         1,819,825   $  4,550    $   527    $   26,740    $    84      $  31,901
Comprehensive income:
     Net income                                            -          -           -        1,086          -          1,086
     Other comprehensive income:
          Unrealized securities gains (losses),
               net of income tax benefit of $8             -          -           -           -          (16)          (16)
                                                                                                                ----------
     Total comprehensive income                            -          -           -           -                      1,070
                                                                                                                ----------
Cash dividends declared                                    -          -           -        (365)          -           (365)
Two-for-one stock split effected in the form
     of a 100% stock dividend                      1,825,343      4,563        (626)     (3,937)          -              -
Common stock issued through:                                                                                             -
     Dividend reinvestment plan                            -          -           -           -           -              -
     Stock option plan                                 5,518         14          99           -           -            113
                                                   ---------  ----------  ----------  ----------  ------------- ----------
BALANCE, MARCH 31, 1998                            3,650,686  $   9,127   $       -    $  23,524  $       68     $  32,719
                                                   =========  ==========  ==========  ==========  ============= ==========

BALANCE, DECEMBER 31, 1998                         3,655,376  $   9,138   $     117    $  25,721  $       26     $  35,002
Comprehensive income:
     Net income                                            -          -           -        1,145           -         1,145
     Other comprehensive income:
         Unrealized securities gains (losses),
            net of income tax benefit of $189              -          -           -          -          (367)        (367)
                                                                                                               ----------
     Total comprehensive income                            -          -           -          -             -          778
                                                                                                               ----------
Cash dividends declared                                    -          -           -        (439)           -         (439)
Common stock issued through:
     Dividend reinvestment plan                            -          -           -          -             -            -
     Stock option plan                                 2,400          6          20          -             -           26
                                                   ---------  ----------  ---------- ----------  ------------- ----------
BALANCE, MARCH 31, 1999                            3,657,776  $   9,144   $     137   $  26,427 $       (341)  $  (35,367)
                                                   =========  ==========  ========== ==========  ============= ==========



          See accompanying notes to consolidated financial statements.

                            FNB CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Three Months Ended
                                                                         March 31,
                                                                 --------------------------
                                                                    1999           1998
                                                                 -----------     ----------
                                                                      (in thousands)
OPERATING ACTIVITIES:
     Net income                                                  $   1,145      $  1,086
     Adjustments to reconcile net income to net
          cash provided by operating activities:
        Depreciation and amortization of premises and equipment       218            203
        Provision for loan losses                                      65            160
        Deferred income taxes                                           -             87
        Deferred loan fees and costs, net                              31             80
        Premium amortization and discount accretion
          of investment securities, net                               (60)           (33)
        Amortization of intangibles                                     5              6
        Net decrease (increase) in loans held for sale                948         (3,570)
        Increase in other assets                                     (796)          (325)
        Increase in other liabilities                                 169            604
                                                                 -----------     ----------
            Net Cash Provided by (Used in) Operating Activities     1,725         (1,702)
                                                                 -----------     ----------

INVESTING ACTIVITIES:
     Available-for-sale securities:
       Proceeds from maturities and calls                           6,965          8,095
       Purchases                                                  (10,283)       (10,233)
     Held-to-maturity securities:
       Proceeds from maturities and calls                           3,484          7,802
       Purchases                                                   (1,000)        (4,855)
     Net increase in loans                                         (6,423)        (5,929)
     Proceeds from sales of premises and equipment                      -              -
     Purchases of premises and equipment                             (708)          (192)
     Other, net                                                        13             49
                                                                 -----------     ----------
             Net Cash Used in Investing Activities                 (7,952)        (5,263)
                                                                 -----------     ----------

FINANCING ACTIVITIES:
     Net increase (decrease) in deposits                             (760)        14,416
     Increase in retail repurchase agreements                         695          2,005
     Increase in Federal Home Loan Bank advances                    7,000              -
     Decrease in federal funds purchased                           (1,095)        (2,400)
     Common stock issued                                               26            113
     Cash dividends paid                                             (548)          (382)
                                                                 -----------     ----------
             Net Cash Provided by Financing Activities              5,318         13,752
                                                                 -----------     ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (909)         6,787
Cash and cash equivalents at beginning of period                   12,787         12,914
                                                                 -----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 11,878       $ 19,701
                                                                 ===========     ==========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest                                               $  3,028       $  2,594
          Income taxes                                                 65             65

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

3. Basic net income per share, or basic earnings per share (EPS), is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if the Corporation's dilutive stock options were exercised. The numerator of the basic EPS computation is the same as the numerator of the diluted EPS computation for all periods presented. A reconciliation of the denominators of the basic and diluted EPS computations is as follows:

                                                           Three Months Ended
                                                                 March 31,
                                                          --------------------
                                                           1999          1998
                                                          ------        ------
        Basic EPS denominator - Weighted average
             number of  common shares outstanding         3,657,200      3,644,339
        Dilutive share effect arising from assumed
             exercise of stock options                      145,949        147,607
                                                          ----------     ---------
        Diluted EPS denominator                           3,803,149      3,791,946
                                                          ==========     =========

4. Loans as presented are reduced by net deferred loan fees of $468,000, $346,000 and $443,000 at March 31, 1999, March 31, 1998 and December 31,
   1998, respectively.

5. Significant components of other expense were as follows:

                                                       Three Months Ended
                                                             March 31,
                                                       ------------------
                                                        1999       1998
                                                       ------      ----
                                                        (in thousands)
        Stationery, printing and supplies                $116      $ 89
        Advertising and marketing                          57       121

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

OVERVIEW

        The Corporation earned $1,145,000 in the first quarter of 1999, a 5.4% increase over the same period in 1998. Basic earnings per share increased from $.30 to $.31 in comparing these first quarter periods and diluted earnings per share increased from $.29 to $.30. Total assets were $362,884,000 at March 31, 1999, up 6.4% from March 31, 1998 and 1.8% from December 31, 1998. Loans amounted to $235,087,000 at March 31, 1999, increasing 3.7% from March 31, 1998 and 2.3% from December 31, 1998. Total deposits grew 3.0% from March 31, 1998 and declined 0.2% from December 31, 1998 to $303,930,000 at March 31, 1999.

EARNINGS REVIEW

        The Corporation's net income increased $59,000 or 5.4% in the first quarter of 1999 compared to the same period of 1998. Earnings were positively impacted in the first quarter of 1999 by increases of $126,000 in net interest income and $122,000 in noninterest income and by a reduction of $95,000 in the provision for loan losses. These gains were significantly offset, however, by a $278,000 increase in noninterest expense, which was impacted in 1999 by a major data processing conversion as discussed in "Noninterest Expense".

        On an annualized basis, return on average assets decreased from 1.31% in the first quarter of 1998 to 1.28% in the first quarter of 1999. Return on average shareholders' equity decreased from 13.33% to 12.92% in comparing the same periods.

NET INTEREST INCOME

        Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

        Net interest income was $3,800,000 in the first quarter of 1999 compared to $3,674,000 in the same period of 1998. This increase of $126,000 or 3.4% resulted primarily from an 8.1% increase in the level of average earning assets, the effect of which was partially offset by a decline in the net yield on earning assets, or net interest margin, from 5.01% in the first quarter of 1998 to 4.83% in the same period of 1999. On a taxable equivalent basis, the increase in net interest income in the first quarter of 1999 was $166,000, reflecting changes in the relative mix of taxable and non-taxable earning assets.

        Table 1 on page 16 sets forth for the periods indicated information with respect to the Corporation's average balances of assets and liabilities, as well as the total dollar amounts of interest income (taxable equivalent basis) from earning assets and interest expense on interest-bearing liabilities, resultant rates earned or paid, net interest income, net interest spread and net yield on earning assets. Net interest spread refers to the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. Net yield on earning assets, or net interest margin, refers to net interest income divided by average earning assets and is influenced by the level and relative mix of earning assets and interest-bearing liabilities. Changes in net interest income on a taxable equivalent basis, as measured by volume and rate variances, are also analyzed in Table 1. Volume refers to the average dollar level of earning assets and interest-bearing liabilities.

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

        Following the reductions in late 1998, the prime rate averaged 7.75% in the first quarter of 1999 compared to 8.50% in the same period of 1998. The net interest spread, in comparing first quarter periods, declined by 12 basis points from 4.26% in 1998 to 4.14% in 1999, reflecting the effect of a decrease in the average total yield on earning assets that was only partially offset by a decrease in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets decreased by 43 basis points from 8.66% in 1998 to 8.23% in 1999, while the cost of funds decreased by 31 basis points from 4.40% to 4.09%.

PROVISION FOR LOAN LOSSES

        This provision is the charge against earnings to provide an allowance or reserve for potential losses inherent in the loan portfolio. The amount of each period's charge is affected by several considerations including management's evaluation of various risk factors in determining the adequacy of the allowance (see "Asset Quality"), actual loan loss experience and loan portfolio growth. Earnings were positively impacted in the first quarter of 1999 compared to the same period in 1998 by a $95,000 decrease in the provision, due primarily to a lower rate of loan growth in 1999 and a reduction in net loan charge-offs.

NONINTEREST INCOME

        Noninterest income increased $122,000 or 17.0% in the first quarter of 1999 compared to the same period in 1998, reflecting in part the general increase in the volume of business. The increase in service charges on deposit accounts was primarily due to the selected increases in service charge rates that became effective in the 1999 first quarter. The gain in annuity and brokerage commissions reflected a significant increase in sales of annuity products. The level of other service charges, commissions and fees was higher due largely to a significantly greater annual commission adjustment on sales of credit life insurance, such adjustment being paid in the first quarter of each year and based on prior year claims. Other income was lower due mainly to a reduction in gains on loan sales.

NONINTEREST EXPENSE

        Noninterest expense was $278,000 or 10.4% higher in the first quarter of 1999 compared to the same period in 1998, due largely to increased personnel expense, the effect of a major data processing conversion and the continuing effects of inflation. Personnel expense was impacted by increased staffing requirements, especially as related to the data processing conversion, and by normal salary adjustments. Advertising and marketing expense, included in other expense, increased in 1998 above the level of prior years due primarily to new programs undertaken that included an advertising campaign based on customer testimonials and a major marketing plan centered around the "YES YOU CAN, YES WE CAN(R)" program. While significant expenditures have continued in 1999 for the new marketing plan, advertising and marketing expense decreased $64,000 in the first quarter of 1999 compared to the same period in 1998.

        The major data processing conversion from a service bureau arrangement to an in-house basis, completed on March 26, 1999 and discussed in "Business Development Matters", has significantly affected operating results for the 1999 first quarter and will continue to have an impact in future periods. The cost of data processing services in the 1999 first quarter was impacted by the higher rate charged by the service bureau on a month-to-month basis, subsequent to the termination of the prior long-term agreement in late 1998. Also, personnel expense was negatively affected by the staffing and training requirements that were preliminary to the implementation of the new system.

        In future periods, the total cost related to data processing operations is expected to compare favorably to the cost that was being experienced under the service bureau arrangement prior to the start of the conversion process in the 1998 fourth quarter. Noninterest expense components will be significantly affected, however, as there will be a major decrease in the direct cost of data processing services, but increases in the levels of personnel expense and furniture and equipment expense, especially for depreciation.

INCOME TAXES

        The effective income tax rate decreased from 30.7% in the first quarter of 1998 to 29.8% in the same period of 1999 due principally to a decrease in the ratio of taxable to tax-exempt income.

LIQUIDITY

        Liquidity refers to the continuing ability of the Bank to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to the Parent Company for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from five major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold, (c) lines for the purchase of federal funds from other banks, (d) the $37,000,000 line of credit established at the Federal Home Loan Bank, less existing advances against that line, and (e) the available-for-sale securities portfolio. Further, while available-for-sale securities are intended to be a source of immediate liquidity, the entire investment securities portfolio is managed to provide both income and a ready source of liquidity. All debt securities are of investment grade quality and, if the need arises, can be promptly liquidated on the open market or pledged as collateral for short-term borrowing.

        Consistent with its approach to liquidity, the Bank as a matter of policy does not solicit or accept brokered deposits for funding asset growth. Instead, loans and other assets are based primarily on a core of local deposits and the Bank's capital position. To date, the steady increase in deposits, retail repurchase agreements and capital, supplemented by Federal Home Loan Bank advances, has been adequate to fund loan demand in the Bank's market area, while maintaining the desired level of immediate liquidity and a substantial investment securities portfolio available for both immediate and secondary liquidity purposes.

ASSET/LIABILITY MANAGEMENT AND INTEREST RATE SENSTIVITY

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

        The Bank's balance sheet was liability-sensitive at March 31, 1999. A liability-sensitive position means that in gap measurement periods of one year or less there are more liabilities than assets subject to immediate repricing as market rates change. Because immediately rate sensitive interest-bearing liabilities exceed rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the NOW, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

        As a specific asset/liability management tool, the Bank, at March 31, 1999, had entered into an interest rate floor agreement with a correspondent bank to protect certain variable-rate loans from the downward effects of their repricing in the event of a decreasing rate environment. The notional amount of the agreement is $10,000,000. The agreement requires the correspondent bank to pay to the Bank the difference between the floor rate of interest of 7.50% and the prime rate of interest in the event that the prime rate is less. Any payments received under the agreement, net of premium amortization, will be treated as an adjustment of interest income on loans. At March 31, 1999, the unamortized premium related to the interest rate floor agreement amounted to $15,000 and had an estimated fair value of $4,000.

CAPITAL ADEQUACY

        Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier I and Tier II, as a percentage of risk-adjusted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier I capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier II capital, which is limited to the total of Tier I capital, includes allowable amounts of subordinated debt, mandatory convertible securities, preferred stock and the allowance for loan losses. Under current requirements, the minimum total capital ratio, consisting of both Tier I and Tier II capital, is 8.00% and the minimum Tier I capital ratio is 4.00%. At March 31, 1999, FNB Corp. and the Bank had total capital ratios of 15.86% and 15.45%, respectively, and Tier I capital ratios of 14.81% and 14.39%.

        The leverage capital ratio, which serves as a minimum capital standard, considers Tier I capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At March 31, 1999, FNB Corp. and the Bank had leverage capital ratios of 9.97% and 9.68%, respectively.

        The Bank is also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, the Bank must have a minimum ratio for total capital of 10.00%, for Tier I capital of 6.00% and for leverage capital of 5.00%. As noted above, the Bank met all of those ratio requirements at March 31, 1999 and, accordingly, is well-capitalized under the regulatory framework for prompt corrective action.

BALANCE SHEET REVIEW

        Total assets at March 31, 1999 were higher than at March 31, 1998 and December 31, 1998 by $21,901,000 or 6.4% and $6,261,000 or 1.8%, respectively.
Deposits were ahead of the March 31, 1998 level by $8,966,000 or 3.0% and below December 31, 1998 by $760,000 or 0.2%. A portion of the asset growth was funded by retail repurchase agreements, which had increased at March 31, 1999 by $2,738,000 or 29.0% from March 31, 1998 and by $695,000 or 6.1% from December
31, 1998. Asset growth was also funded in the 1999 first quarter by an initial advance of $7,000,000 from the Federal Home Loan Bank. Average assets increased 8.3% in the first quarter of 1999 compared to the same period in 1998, while average deposits increased 5.0%.

INVESTMENT SECURITIES

        Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. During the twelve-month period ended March 31, 1999, when the growth in total assets exceeded that for loans, the level of investment securities was increased $19,033,000 or 22.1%, with a net increase of $344,000 or 0.3% occurring in the first quarter of 1999. Investable funds not otherwise utilized are temporarily invested on an overnight basis as federal funds sold, the level of which is affected by such considerations as near-term loan demand and liquidity needs. Based on funds requirements, the Bank was a net purchaser of funds at March 31, 1999.

LOANS

        The Corporation's primary source of revenue and largest component of earning assets is the loan portfolio. Loans increased $8,279,000 or 3.7% during the twelve-month period ended March 31, 1999. The net loan increase during the first quarter of 1999 was $5,365,000 or 2.3%. Average loans were $9,263,000 or 4.2% higher in the first quarter of 1999 than in the same period of 1998. The ratio of average loans to average deposits, in comparing first quarter periods, decreased from 77.8% in 1998 to 77.1% in 1999. The ratio of loans to deposits at March 31, 1999 was 77.3%.

        The commercial and agricultural loan portfolio has experienced strong gains during both the twelve-month period ended March 31,1999 and the first quarter of 1999. The 1-4 family residential mortgage loan portfolio has also gained significantly during these periods. Loan growth and the composition of the loan portfolio are being affected by management's decision in March 1996 to discontinue the purchase of retail installment loan contracts from automobile and equipment dealers (see "Business Development Matters").

The outstanding balance of these loan contracts, which are primarily included in consumer loans, experienced a net decrease of $4,904,000 during the twelve-month period ended March 31, 1999. Consequently, total consumer loans declined significantly during that period.

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

        At March 31, 1999, nonaccrual loans and accruing loans past due 90 days or more amounted to $369,000 and $744,000, respectively.

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

        The Bank's level and mix of deposits has been specifically affected by the following factors. The growth in money market accounts of $5,859,000 during the twelve-month period ended March 31, 1999 and $1,843,000 during the first quarter of 1999 was due to a high-yield product first introduced in the 1996 fourth quarter. Noninterest-bearing demand deposits also experienced strong growth during the twelve-month period ended March 31, 1999, increasing $3,728,000. Average demand deposits increased $3,276,000 in the first quarter of 1999 compared to the same period in 1998. Further, the level of time deposits obtained from governmental units fluctuates, amounting to $22,583,000, $25,905,000 and $25,905,000 at March 31, 1999, March 31, 1998 and December 31,
1998, respectively.

BUSINESS DEVELOPMENT MATTERS

        Prior to March 26, 1999, the Bank's data processing, item capture and statement rendering operations were outsourced under a service bureau arrangement. Commencing in the 1998 fourth quarter, the Bank began the process of converting these operations to an in-house basis. Conversion to the replacement systems occurred on March 26, 1999. The total capital expenditure outlay for hardware and software amounted to approximately $1,700,000, of which approximately one-half was recorded in 1998 and the remainder in 1999. In addition to capital expenditures for the new system, the Bank incurred certain expenses in 1998, totaling approximately $302,000, related to deconversion from the prior arrangement.

        In the 1998 fourth quarter, the Bank received regulatory approval for establishment of a new branch office in Trinity, North Carolina. Construction of the permanent Trinity facility is expected to be complete in 2000, resulting in a total capital outlay of approximately $950,000, of which approximately one-third was recorded in 1998. Prior to completion of the permanent facility, a temporary mobile office is scheduled to be operated at this site.

        Management decided in March 1996 that the Bank would discontinue the purchase of retail installment loan contracts from automobile and equipment dealers, due largely to the declining yields being experienced in this loan program. Contracts of this nature included in loans amounted to $2,687,000, $7,591,000 and $3,745,000 at March 31, 1999, March 31, 1998 and December 31,
1998, respectively. While there will be no purchases of new contracts, current plans call for the collection of outstanding loans based on their contractual terms. The funds previously invested in this loan program are being redeployed, as loan payments occur, to other loan programs or to the investment securities portfolio.

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

        The Corporation first began to assess its Year 2000 readiness in August 1996, completing that assessment in January 1997. The Corporation then developed a Year 2000 Plan that follows guidelines outlined by the Federal Financial Institutions Examination Council. The Year 2000 Project Team, which is responsible for execution of the Plan, includes members of senior management and departmental management from all areas of the organization. Additionally, an outside consulting firm has been engaged to assist with the Year 2000 project.

        In the implementation of the Year 2000 Plan, a thorough inventory was first performed to determine all hardware, software and facilities that might be impacted by the Year 2000 Issue. Since all software is purchased and no separate in-house programming is performed, the Corporation is dependent upon its third-party vendors for modifications of its existing systems to correct any defects related to the Year 2000 Issue. Accordingly, written documentation has been solicited from all of the software and hardware vendors, as well as the providers of facilities using embedded chip technology, with respect to their Year 2000 compliance status. The validation phase of the Corporation's project includes the receipt and analysis of vendor-performed testing, as well as the testing of all hardware, software and facilities in the Corporate environment. Internal testing of mission critical systems is scheduled to be completed by June 30, 1999.

        Prior to March 26, 1999, the Corporation used a service bureau for core processing and related items processing. Testing of this mission critical system for Year 2000 compliance was completed by December 31, 1998. In August 1998, however, the Corporation contracted with third-party vendors for the hardware and software necessary to convert this entire operation to an in-house basis. Conversion to the replacement systems occurred on March 26, 1999. Initial internal testing on a trial basis of these replacement systems for Year 2000 compliance was completed in November 1998. Final testing is to be completed by June 30, 1999.

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

        The Corporation's projected cost of Year 2000 compliance is estimated to be approximately $200,000, the majority of such estimated cost relating to computer equipment that may need to be replaced. Actual Year 2000 project expenditures totaled $85,000 at March 31, 1999. Of this total, capital expenditures amounted to $69,000 on a cumulative basis and were all recorded prior to 1999. Project expenses amounted to $16,000 on a cumulative basis and $1,000 for the three months ended March 31, 1999. Funding of Year 2000 project costs will come from normal operating cash flows; however, the expenses associated with the Year 2000 Issue will directly reduce otherwise reported net income for the Corporation.

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

TABLE 1
AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS


THREE MONTHS ENDED MARCH 31                                    1999                                     1998
                                                ----------------------------------    --------------------------------------
                                                                           Average                                 Average
                                                             Interest       Rates                   Interest         Rates
                                                 Average      Income/      Earned/     Average       Income/        Earned/
                                                 Balance      Expense       Paid       Balance       Expense         Paid
                                                ----------   ----------   --------    ---------    ----------     ----------
                                                                            (Taxable Equivalent Basis, Dollars in Thousands)
EARNING ASSETS
Loans (2) (3)                                   $ 231,848    $   5,012      8.74%     $ 222,585      $ 5,080         9.23%
Investment securities (2):
     Taxable income                                82,663        1,445      6.99         65,806        1,187         7.22
     Non-taxable income                            20,188          396      7.86         18,926          369         7.80
Federal funds sold                                  2,273           27      4.75          4,446           61         5.57
                                                ----------   ----------   --------    ---------    ----------     ----------
          Total earning assets                    336,972        6,880      8.23        311,763        6,697         8.66
                                                ----------   ----------   --------    ---------    ----------     ----------

Cash and due from banks                            11,502                                10,380
Other assets, net                                   9,607                                 8,407
                                                ----------                            ---------
          TOTAL ASSETS                          $ 358,081                             $ 330,550
                                                ==========                            =========

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
     NOW accounts                               $  42,675          137      1.30      $  39,740          173         1.76
     Savings deposits                              26,162          135      2.10         28,076          160         2.31
     Money market accounts                         29,309          258      3.57         23,051          221         3.89
     Certificates and other time deposits         163,246        2,106      5.23        159,426        2,158         5.49
Retail repurchase agreements                       12,064          111      3.73          8,494           96         4.57
Federal Home Loan Bank advances                     5,056           62      4.99              -            -            -
Federal funds purchased                             1,457           17      4.71             84            1         6.11
                                                ----------   ----------   --------    ---------    ----------     ----------
          Total interest-bearing liabilities      279,969        2,826      4.09        258,871        2,809         4.40
                                                ----------   ----------   --------    ---------    ----------     ----------

Noninterest-bearing demand deposits                39,171                                35,895
Other liabilities                                   3,507                                 3,206
Shareholders' equity                               35,434                                32,578
                                                ----------                            ---------
          TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY           $  358,081                            $ 330,550
                                                ==========                            =========

NET INTEREST INCOME AND SPREAD                               $   4,054      4.14%                    $ 3,888         4.26%
                                                             ==========   ========                 ==========     ==========

NET YIELD ON EARNING ASSETS                                                 4.83%                                    5.01%
                                                                          ========                                ==========


THREE MONTHS ENDED MARCH 31                                1999 Versus 1998
                                                ------------------------------------
                                                  Interest Variance
                                                       due to (1)
                                                 -----------------------      Net
                                                  Volume        Rate         Change
                                                ----------   ----------    ---------

EARNING ASSETS
Loans (2) (3)                                    $  206       $ (274)       $ (68)
Investment securities (2):
     Taxable income                                 297          (39)         258
     Non-taxable income                              24            3           27
Federal funds sold                                  (26)          (8)         (34)
                                                ----------   ----------    ---------
          Total earning assets                      501         (318)         183
                                                ----------   ----------    ---------

Cash and due from banks
Other assets, net

          TOTAL ASSETS


INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
     NOW accounts                                    12          (48)         (36)
     Savings deposits                               (11)         (14)         (25)
     Money market accounts                           56          (19)          37
     Certificates and other time deposits            52         (104)         (52)
Retail repurchase agreements                         35          (20)          15
Federal Home Loan Bank advances                      62            -           62
Federal funds purchased                              16            -           16
                                                ----------   ----------    ---------
          Total interest-bearing liabilities        222         (205)          17
                                                ----------   ----------    ---------

Noninterest-bearing demand deposits
Other liabilities
Shareholders' equity

          TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY


NET INTEREST INCOME AND SPREAD                   $  279       $ (113)       $ 166
                                                ==========   ==========    =========

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

        Management does not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis prepared and presented in conjunction with the Form 10-K Annual Report for the fiscal year ended December 31, 1998

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits.

               Exhibits to this report are listed in the index to exhibits on pages 19 and 20 of this report.

        (b) Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended March 31,1999.

                   ------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FNB Corp.
                                          (Registrant)


Date:   May 12, 1999                      By:    /s/ Jerry A. Little
                                                 -----------------------------
                                                      Jerry A. Little
                                                      Treasurer and Secretary
                                                      (Principal Financial and
                                                      Accounting Officer)

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

    27         Financial Data Schedule for the three months ended March 31,
               1999.

                                                    FNB Corp.
                                                    PO Box 1328
                                                    Asheboro, NC 27203
                                                    May 14, 1999


EDGAR TRANSMISSION

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC 20549

        Re:    FNB Corp.
               File 0-13823
               Form 10-Q for the Quarter Ended March 31, 1999

Gentlemen:

        Enclosed herewith for filing with the Commission is the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, including financial statements, exhibits, and all other papers and documents filed as a part thereof.

                                                    Very truly yours,




                                                    Jerry A. Little
                                                    Treasurer and Secretary

JAL/phw

Enclosure