Form 10-Q
period 1999-06-30
FNB CORP/NC
filed 1999-08-16
CIK 764811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  ------------


                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 OR 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

The registrant had 3,658,826 shares of $2.50 par value common stock outstanding at August 11, 1999.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            FNB Corp. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS


                                                                         June 30,
                                                              -------------------------------       December 31,
                                                                 1999               1998               1998
                                                              ------------       ------------      -------------
                                                                      (in thousands, except share data)
ASSETS
Cash and due from banks                                       $    14,797        $    14,117       $    12,787
Federal funds sold                                                      -              3,960                 -
Investment securities:
     Available for sale, at estimated fair value
          (amortized cost of $56,861, $44,120 and $44,918)         54,917             44,154             44,958
     Held to maturity (estimated fair value of
          $51,334, $53,055 and $60,859)                            52,221             52,381             59,813
Loans                                                             239,166            223,912            229,722
     Less:    Allowance for loan losses                            (2,562)            (2,468)            (2,517)
                                                              ------------       ------------      -------------
                     Net loans                                    236,604            221,444            227,205
                                                              ------------       ------------      -------------
Premises and equipment                                              7,597              5,876              6,978
Other assets                                                        5,745              4,899              4,882
                                                              ------------       ------------      -------------

                     Total Assets                             $   371,881        $  346,831        $  356,623
                                                              ============       ============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand deposits                      $    41,591        $    44,913       $    40,222
     Interest-bearing deposits:
          NOW, savings and money market deposits                  100,005             93,105             99,816
          Time deposits of $100,000 or more                        58,974             57,624             60,672
          Other time deposits                                     104,173            104,634            103,980
                                                              ------------       ------------      -------------
                     Total deposits                               304,743            300,276            304,690
Retail repurchase agreements                                       13,482              9,169             11,484
Federal Home Loan Bank advances                                     7,000                  -                 -
Federal funds purchased                                             7,825                  -             1,545
Other liabilities                                                   3,632              3,898              3,902
                                                              ------------       ------------      -------------
                     Total Liabilities                            336,682            313,343            321,621
                                                              ------------       ------------      -------------

Shareholders' equity:
     Preferred stock - $10.00 par value;
          authorized 200,000 shares, none issued                        -                  -                 -
     Common stock - $2.50 par value;
          authorized 10,000,000 shares, issued
          shares - 3,658,826, 3,651,137 and 3,655,376               9,147              9,128              9,138
     Surplus                                                          146                  3                117
     Retained earnings                                             27,189             24,335             25,721
     Accumulated other comprehensive income:
          Net unrealized securities gains (losses)                 (1,283)                22                 26
                                                              ------------       ------------      -------------
                     Total Shareholders' Equity                    35,199             33,488             35,002
                                                              ------------       ------------      -------------

                     Total Liabilities and
                            Shareholders' Equity              $   371,881         $  346,831        $  356,623
                                                              ===========        ============      =============

          See accompanying notes to consolidated financial statements.

                            FNB Corp. and Subsidiary

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                    Three Months Ended                    Six Months Ended
                                                                         June 30,                             June 30,
                                                              -------------------------------      --------------------------------
                                                                 1999               1998               1999               1998
                                                              ------------       ------------      -------------      -------------
                                                                             (in thousands, except per share data)
Interest Income:
     Interest and fees on loans                               $     5,055       $      5,126       $     10,057        $    10,201
     Interest and dividends on investment securities:
          Taxable income                                            1,338              1,214              2,680              2,324
          Non-taxable income                                          248                251                503                488
     Federal funds sold                                                24                 47                 51                108
                                                              ------------       ------------      -------------      -------------
                    Total interest income                           6,665              6,638             13,291             13,121
                                                              ------------       ------------      -------------      -------------

Interest Expense:
     Deposits                                                       2,605              2,812              5,241              5,524
     Retail repurchase agreements                                     129                112                240                208
     Federal Home Loan Bank advances                                   87                  -                149                  -
     Federal funds purchased                                           12                  6                 29                  7
                                                              ------------       ------------      -------------      -------------
                    Total interest expense                          2,833              2,930              5,659              5,739
                                                              ------------       ------------      -------------      -------------

Net Interest Income                                                 3,832              3,708              7,632              7,382
     Provision for loan losses                                         95                110                160                270
                                                              ------------       ------------      -------------      -------------
Net Interest Income After Provision for Loan Losses                 3,737              3,598              7,472              7,112
                                                              ------------       ------------      -------------      -------------

Noninterest Income:
     Service charges on deposit accounts                              449                442                872                848
     Annuity and brokerage commissions                                132                 63                253                107
     Cardholder and merchant services income                          114                 90                202                167
     Other service charges, commissions and fees                      111                 95                255                201
     Other income                                                      61                147                123                230
                                                              ------------       ------------      -------------      -------------
                    Total noninterest income                          867                837              1,705              1,553
                                                              ------------       ------------      -------------      -------------

Noninterest Expense:
     Personnel expense                                              1,602              1,398              3,142              2,746
     Net occupancy expense                                            151                128                302                257
     Furniture and equipment expense                                  310                209                536                427
     Data processing services                                         143                338                526                643
     Other expense                                                    669                667              1,310              1,330
                                                              ------------       ------------      -------------      -------------
                    Total noninterest expense                       2,875              2,740              5,816              5,403
                                                              ------------       ------------      -------------      -------------

Income Before Income Taxes                                          1,729              1,695              3,361              3,262
Income taxes                                                          528                518              1,015                999
                                                              ------------       ------------      -------------      -------------

Net Income                                                    $      1,201             1,177       $      2,346              2,263
                                                              ============       ============      =============      =============

Net income per common share:
     Basic                                                    $       .33        $       .32       $        .64       $        .62
     Diluted                                                          .32                .31                .62                .60
                                                              ============       ============      =============      =============

Weighted average number of shares outstanding:
     Basic                                                      3,658,351          3,651,008          3,657,779          3,647,692
     Diluted                                                    3,787,625          3,798,822          3,795,344          3,795,403
                                                              ============       ============      =============      =============

Cash dividends declared per common share                      $       .12        $       .10      $         .24       $        .20
                                                              ============       ============      =============      =============

See accompanying notes to consolidated financial statements.

                            FNB Corp. and Subsidiary

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                Six Months Ended June 30, 1999 and June 30, 1998




                                                                      Common Stock
                                                              ------------------------------                     Retained
                                                                 Shares          Amount           Surplus        Earnings
                                                              -------------   --------------   --------------  --------------
                                                                                              (in thousands, except share data)
Balance, December 31, 1997                                       1,819,825    $      4,550     $         527     $    26,740
Comprehensive income:
     Net income                                                          -               -                 -           2,263
     Other comprehensive income:
          Unrealized securities gains (losses),
               net of income tax benefit of $33                          -               -                 -               -

     Total comprehensive income                                          -               -                 -               -

Cash dividends declared                                                  -               -                 -            (731)
Two-for-one stock split effected in the form
     of a 100% stock dividend                                    1,825,343           4,563              (626)         (3,937)
Common stock issued through:
     Dividend reinvestment plan                                          1               -                 -               -
     Stock option plan                                               5,968              15               102               -
                                                              -------------   --------------   --------------  --------------

Balance, June 30, 1998                                           3,651,137    $      9,128     $           3     $    24,335
                                                              =============   ==============   ==============  ==============



Balance, December 31, 1998                                       3,655,376    $      9,138     $         117     $    25,721
Comprehensive income:
     Net income                                                          -               -                 -           2,346
     Other comprehensive income:
          Unrealized securities gains (losses),
               net of income tax benefit of $675                         -               -                 -               -

     Total comprehensive income                                          -               -                 -               -

Cash dividends declared                                                  -               -                 -            (878)
Common stock issued through:
     Dividend reinvestment plan                                          -               -                 -               -
     Stock option plan                                               3,450               9                29               -
                                                              -------------   --------------   --------------  --------------

Balance, June 30, 1999                                           3,658,826    $      9,147     $         146     $    27,189
                                                              =============   ==============   ==============  ==============

                                                                    Accumulated
                                                                       Other
                                                                   Comprehensive
                                                                      Income                  Total
                                                                 ------------------       --------------

Balance, December 31, 1997                                       $               84         $    31,901
Comprehensive income:
     Net income                                                                   -               2,263
     Other comprehensive income:
          Unrealized securities gains (losses),
               net of income tax benefit of $33                                 (62)                (62)
                                                                                          --------------
     Total comprehensive income                                                   -               2,201
                                                                                          --------------
Cash dividends declared                                                           -                (731)
Two-for-one stock split effected in the form                                      -
     of a 100% stock dividend                                                     -                   -
Common stock issued through:                                                      -
     Dividend reinvestment plan                                                   -                   -
     Stock option plan                                                            -                 117
                                                                 ------------------       --------------

Balance, June 30, 1998                                           $               22         $    33,488
                                                                 ==================       ==============



Balance, December 31, 1998                                       $               26         $    35,002
Comprehensive income:                                                             -
     Net income                                                                                   2,346
     Other comprehensive income:
          Unrealized securities gains (losses),
               net of income tax benefit of $675                             (1,309)             (1,309)
                                                                                          --------------
     Total comprehensive income                                                   -               1,037
                                                                                          --------------
Cash dividends declared                                                           -                (878)
Common stock issued through:
     Dividend reinvestment plan                                                   -                   -
     Stock option plan                                                            -                  38
                                                                 ------------------       --------------

Balance, June 30, 1999                                           $            (1,283)     $      35,199
                                                                 ==================       ==============



See accompanying notes to consolidated financial statements.

                            FNB Corp. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                 -------------------------------
                                                                                    1999               1998
                                                                                 ------------      -------------
                                                                                         (in thousands)
Operating Activities:
     Net income                                                                  $      2,346      $      2,263
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depreciation and amortization of premises and equipment                        533                406
          Provision for loan losses                                                      160                270
          Deferred income taxes                                                            5                 50
          Deferred loan fees and costs, net                                               85                107
          Premium amortization and discount accretion
                 of investment securities, net                                           (49)               (37)
          Amortization of intangibles                                                      9                 12
          Net decrease (increase) in loans held for sale                               3,714             (1,517)
          Increase in other assets                                                      (290)              (393)
          Increase (decrease) in other liabilities                                      (157)               643
                                                                                 ------------      -------------
                    Net Cash Provided by Operating Activities                          6,356              1,804
                                                                                 ------------      -------------

Investing Activities:
     Available-for-sale securities:
          Proceeds from maturities and calls                                           7,430             15,377
          Purchases                                                                  (19,300)           (24,453)
     Held-to-maturity securities:
          Proceeds from maturities and calls                                           9,076             18,142
          Purchases                                                                   (1,500)           (18,776)
     Net increase in loans                                                           (13,360)            (5,138)
     Proceeds from sales of premises and equipment                                         -                  1
     Purchases of premises and equipment                                              (1,156)              (251)
     Other, net                                                                           82                 27
                                                                                 ------------      -------------
                    Net Cash Used in Investing Activities                            (18,728)           (15,071)
                                                                                 ------------      -------------

Financing Activities:
     Net increase in deposits                                                             53             19,728
     Increase in retail repurchase agreements                                          1,998              1,732
     Increase in Federal Home Loan Bank advances                                       7,000                  -
     Increase (decrease) in federal funds purchased                                    6,280             (2,400)
     Common stock issued                                                                  38                117
     Cash dividends paid                                                                (987)              (747)
                                                                                 ------------      -------------
                    Net Cash Provided by Financing Activities                         14,382             18,430
                                                                                 ------------      -------------

Net Increase in Cash and Cash Equivalents                                              2,010              5,163
Cash and cash equivalents at beginning of period                                      12,787             12,914
                                                                                 ------------      -------------

Cash and Cash Equivalents at End of Period                                       $    14,797       $     18,077
                                                                                 ============     =============
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest                                                               $      5,882      $      5,280
          Income taxes                                                                   984              1,019

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


                                                Three Months Ended                    Six Months Ended
                                                     June 30,                             June 30,
                                          -------------------------------      --------------------------------
                                             1999               1998               1999               1998
                                          ------------       ------------      -------------      -------------
     Basic EPS denominator-Weighted
          average number of common
          shares outstanding                3,658,351          3,651,008          3,657,779          3,647,692
     Dilutive share effect arising from
          assumed exercise of stock options   129,274            147,814            137,565            147,711
                                            ---------          ---------          ---------          ---------

     Diluted EPS denominator                3,787,625          3,798,822          3,795,344          3,795,403
                                            =========          =========          =========          =========

4. Loans as presented are reduced by net deferred loan fees of $522,000, $373,000 and $443,000 at June 30, 1999, June 30, 1998 and December 31,
     1998, respectively.

5.   Significant components of other expense were as follows:

                                                Three Months Ended                    Six Months Ended
                                                     June 30,                             June 30,
                                          -------------------------------      --------------------------------
                                             1999               1998               1999               1998
                                          ------------       ------------      -------------      -------------
                                                                     (in thousands)

Stationery, printing and supplies         $   101            $   96            $   217            $   185
Advertising and marketing                      69                89                126                210

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

OVERVIEW

         The Corporation earned $2,346,000 in the first six months of 1999, a 3.7% increase over the same period in 1998. Basic earnings per share increased from $.62 to $.64 in comparing these six-month periods and diluted earnings per share increased from $.60 to $.62. Total assets were $371,881,000 at June 30, 1999, up 7.2% from June 30, 1998 and 4.3% from December 31, 1998. Loans amounted to $239,166,000 at June 30, 1999, increasing 6.8% from June 30, 1998 and 4.1%
from December 31, 1998. Total deposits grew 1.5% from June 30, 1998 and 0.02% from December 31, 1998 to $304,743,000 at June 30, 1999.

EARNINGS REVIEW

         The Corporation's net income increased $83,000 or 3.7% in the first six months of 1999 compared to the same period of 1998 and increased $24,000 or 2.0% in comparing second quarter periods. Earnings were positively impacted in the first six months and second quarter of 1999 by increases in net interest income of $250,000 or 3.4% and $124,000 or 3.3%, respectively, by increases of $152,000 and $30,000 in noninterest income and by reductions of $110,000 and $15,000 in the provision for loan losses. These gains were significantly offset, however, by increases of $413,000 and $135,000 in noninterest expense, which was impacted in 1999 by a major data processing conversion as discussed in "Noninterest Expense".

         On an annualized basis, return on average assets decreased from 1.34% in the first six months of 1998 to 1.29% in the first six months of 1999. Return on average shareholders' equity decreased from 13.75% to 13.17% in comparing the same periods. In comparing second quarter periods, return on average assets decreased from 1.37% to 1.31% and return on average shareholders' equity decreased from 14.17% to 13.41%.

NET INTEREST INCOME

         Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

         Net interest income was $7,632,000 in the first six months of 1999 compared to $7,382,000 in the same period of 1998. This increase of $250,000 or 3.4% resulted primarily from a 7.2% increase in the level of average earning assets, the effect of which was partially offset by a decline in the net yield on earning assets, or net interest margin, from 4.94% in the first six months of 1998 to 4.78% in the same period of 1999. In comparing second quarter periods, net interest income increased $124,000 or 3.3% reflecting a 6.5% increase in average earning assets and a decline in the net interest margin from 4.87% to 4.73%. On a taxable equivalent basis, the increases in net interest income in the first six months and second quarter of 1999 were $298,000 and $132,000, respectively, reflecting changes in the relative mix of taxable and non-taxable earning assets.

         Table 1 on page 17 and Table 2 on page 18 set forth for the periods indicated information with respect to the Corporation's average balances of assets and liabilities, as well as the total dollar amounts of interest income (taxable equivalent basis) from earning assets and interest expense on interest-bearing liabilities, resultant rates earned or paid, net interest income, net interest spread and net yield on earning assets. Net interest spread refers to the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. Net yield on earning assets, or net interest margin, refers to net interest income divided by average earning assets and is influenced by the level and relative mix of earning assets and interest-bearing liabilities. Changes in net interest income on a taxable equivalent basis, as measured by volume and rate variances, are also analyzed in Tables 1 and 2. Volume refers to the average dollar level of earning assets and interest-bearing liabilities.

         Changes in the net interest margin and net interest spread tend to correlate with movements in the prime rate of interest. There are variations, however, in the degree and timing of rate changes, compared to prime, for the different types of earning assets and interest-bearing liabilities.

         The prime rate of interest has been relatively stable in recent years, averaging 8.37%, 8.44% and 8.28% in 1998, 1997 and 1996, respectively. This general stability has tended to apply to the interest rates both earned and paid by the Bank. During the last three months of 1998, however, a significant change occurred in the prime rate when the Federal Reserve took action on the level of interest rates in response to the downturn of the economies of certain Asian and Latin American countries and the effects or potential effects of those downturns on the U.S. economy. In rapid succession, three 25 basis point cuts were recorded in the prime rate, lowering it from 8.50% to 7.75%. This decrease in the prime rate has tended to negatively impact the Corporation's net interest margin and net interest spread. Due to subsequent concern by the Federal Reserve in 1999 about inflationary pressures that appear to be building in the U.S. economy, action was taken to raise interest rates, resulting in a 25 basis points increase in the prime rate to the 8.00% level effective July 1, 1999.

         Following the reductions in late 1998, the prime rate averaged 7.75% in the first six months of 1999 compared to 8.50% in the same period of 1998. The net interest spread, in comparing six-month periods, declined by 10 basis points from 4.19% in 1998 to 4.09% in 1999, reflecting the effect of a decrease in the average total yield on earning assets that was only partially offset by a decrease in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets decreased by 46 basis points from 8.58% in 1998 to 8.12% in 1999, while the cost of funds decreased by 36 basis points from 4.39% to 4.03%. In comparing second quarter periods, the net interest spread declined by 6 basis points from 4.11% to 4.05%, as the yield on earning assets decreased by 47 basis points while the cost of funds decreased by 41 basis points.

PROVISION FOR LOAN LOSSES

         This provision is the charge against earnings to provide an allowance or reserve for potential losses inherent in the loan portfolio. The amount of each period's charge is affected by several considerations including management's evaluation of various risk factors in determining the adequacy of the allowance (see "Asset Quality"), actual loan loss experience and loan portfolio growth. Earnings were positively impacted in the first six months and second quarter of 1999 compared to the same periods in 1998 by decreases in the provision of $110,000 and $15,000, respectively, due primarily to the results from evaluating the various risk factors inherent in the loan portfolio.

NONINTEREST INCOME

         Noninterest income for the first six months and second quarter of 1999 increased $152,000 or 9.8% and $30,000 or 3.6%, respectively, compared to the same periods in 1998, reflecting in part the general increase in the volume of business. The gain in annuity and brokerage commissions in comparing six-month periods primarily reflected a significant increase in sales of annuity products, while the gain in comparing second quarter periods resulted about evenly from increased sales of both annuity products and brokerage services. The level of other service charges, commissions and fees was higher in comparing six-month periods due largely to a significantly greater annual commission adjustment in 1999 on sales of credit life insurance, such adjustment being paid in the first quarter of each year and based on prior year claims. Other income was lower due mainly to a reduction in gains on loan sales, but the comparison to 1998 was also impacted by the $39,000 recovery in the 1998 second quarter of a portion of certain expenses, initially recorded in the 1997 fourth quarter, related to a terminated merger agreement.

NONINTEREST EXPENSE

         Noninterest expense was $413,000 or 7.6% higher in the first six months of 1999 compared to the same period in 1998 and for the second quarter was $135,000 or 4.9% higher, due largely to increased personnel expense, the effect of a major data processing conversion and the continuing effects of inflation. Personnel expense was impacted by increased staffing requirements, especially as related to the data processing conversion, and by normal salary adjustments. Net occupancy expense was affected by increased maintenance charges. Advertising and marketing expense, included in other expense, increased in 1998 above the level of prior years due primarily to new programs undertaken that included an advertising campaign based on customer testimonials and a major marketing plan centered around the "YES YOU CAN, YES WE CAN(R)" program. While significant expenditures have continued in 1999 for the new marketing plan, advertising and marketing expense decreased $84,000 in the first six months of 1999 compared to the same period in 1998 and $20,000 in comparing second quarter periods.

         The major data processing conversion from a service bureau arrangement to an in-house basis, completed on March 26, 1999 and discussed in "Business Development Matters", significantly affected operating results for the 1999 first quarter. The cost of data processing services in the 1999 first quarter was impacted by the higher rate charged by the service bureau on a month-to-month basis, subsequent to the termination of the prior long-term agreement in late 1998. Also, personnel expense was negatively affected by the staffing and training requirements that were preliminary to the implementation of the new system.

         Subsequent to the 1999 first quarter, the total cost related to data processing operations on an in-house basis compares favorably to the cost that was being experienced under the service bureau arrangement prior to the start of the conversion process in the 1998 fourth quarter. Noninterest expense components are being significantly affected, however, as there is a major decrease in the direct cost of data processing services, but increases in the levels of personnel expense and furniture and equipment expense, especially for depreciation.

INCOME TAXES

         The effective income tax rate of 30.2% in the first six months of 1999 did not significantly change from the 30.6% rate in the same period of 1998.

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

         The Bank's balance sheet was liability-sensitive at June 30, 1999. A liability-sensitive position means that in gap measurement periods of one year or less there are more liabilities than assets subject to immediate repricing as market rates change. Because immediately rate sensitive interest-bearing liabilities exceed rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the NOW, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

         As a specific asset/liability management tool, the Bank, at June 30, 1999, had entered into an interest rate floor agreement with a correspondent bank to protect certain variable-rate loans from the downward effects of their repricing in the event of a decreasing rate environment. The notional amount of the agreement is $10,000,000. The agreement requires the correspondent bank to pay to the Bank the difference between the floor rate of interest of 7.50% and the prime rate of interest in the event that the prime rate is less. Any payments received under the agreement, net of premium amortization, will be treated as an adjustment of interest income on loans. At June 30, 1999, the unamortized premium related to the interest rate floor agreement amounted to $10,000 and had an estimated fair value of $13,000.

CAPITAL ADEQUACY

         Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier I and Tier II, as a percentage of risk-adjusted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier I capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier II capital, which is limited to the total of Tier I capital, includes allowable amounts of subordinated debt, mandatory convertible securities, preferred stock and the allowance for loan losses. Under current requirements, the minimum total capital ratio, consisting of both Tier I and Tier II capital, is 8.00% and the minimum Tier I capital ratio is 4.00%. At June 30, 1999, FNB Corp. and the Bank had total capital ratios of 15.94% and 15.53%, respectively, and Tier I capital ratios of 14.89% and 14.48%.

         The leverage capital ratio, which serves as a minimum capital standard, considers Tier I capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At June 30, 1999, FNB Corp. and the Bank had leverage capital ratios of 9.93% and 9.65%, respectively.

         The Bank is also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, the Bank must have a minimum ratio for total capital of 10.00%, for Tier I capital of 6.00% and for leverage capital of 5.00%. As noted above, the Bank met all of those ratio requirements at June 30, 1999 and, accordingly, is well-capitalized under the regulatory framework for prompt corrective action.

BALANCE SHEET REVIEW

         Total assets at June 30, 1999 were higher than at June 30, 1998 and December 31, 1998 by $25,050,000 or 7.2% and $15,258,000 or 4.3%, respectively;
deposits were ahead by $4,467,000 or 1.5% and $53,000 or 0.02%. A portion of the asset growth was funded by retail repurchase agreements, which had increased at June 30, 1999 by $4,313,000 or 47.0% from June 30, 1998 and by $1,998,000 or
17.4% from December 31, 1998. Asset growth was also funded in the first six months of 1999 by an initial advance of $7,000,000 from the Federal Home Loan Bank. Average assets increased 7.5% in the first six months of 1999 compared to the same period in 1998, while average deposits increased 4.2%, the second quarter increases being 6.8% and 3.4%, respectively.

INVESTMENT SECURITIES

         Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. During the twelve-month period ended June 30, 1999, when the growth in total assets exceeded that for loans, the level of investment securities was increased $10,603,000 or 11.0%, with a net increase of $2,367,000 or 2.3% occurring in the first six months of 1999. Investable funds not otherwise utilized are temporarily invested on an overnight basis as federal funds sold, the level of which is affected by such considerations as near-term loan demand and liquidity needs. Based on funds requirements, the Bank was a net purchaser of funds at June 30, 1999.

LOANS

         The Corporation's primary source of revenue and largest component of earning assets is the loan portfolio. Loans increased $15,254,000 or 6.8% during the twelve-month period ended June 30, 1999. The net loan increase during the first six months of 1999 was $9,444,000 or 4.1%. Average loans were $9,584,000 or 4.3% higher in the first six months of 1999 than in the same period of 1998. The ratio of average loans to average deposits, in comparing six-month periods, increased from 77.0% in 1998 to 77.1% in 1999. The ratio of loans to deposits at June 30, 1999 was 78.5%.

         The commercial and agricultural loan portfolio has experienced strong gains during both the twelve-month period ended June 30, 1999 and the first six months of 1999. The 1-4 family residential mortgage loan portfolio has also gained significantly during these periods. Loan growth and the composition of the loan portfolio are being affected by management's decision in March 1996 to discontinue the purchase of retail installment loan contracts from automobile and equipment dealers (see "Business Development Matters"). The outstanding balance of these loan contracts, which are primarily included in consumer loans, experienced a net decrease of $4,232,000 during the twelve-month period ended June 30, 1999. Consequently, total consumer loans declined significantly during that period.

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

         The following table presents an analysis of the changes in the allowance for loan losses.

                                                     Six Months Ended
                                                          June 30,
                                                  ------------------------
                                                   1999              1998
                                                  ------            ------
                                                        (in thousands)
 Balance at beginning of period                   $2,517           $2,294
 Charge-offs                                         181              192
 Recoveries                                           66               96
                                                 ---------       ---------
          Net loan charge-offs                       115               96
 Provision for loan losses                           160              270
                                                 ---------       ---------

 Balance at end of period                         $2,562           $2,468
                                                  ======           ======

         At June 30, 1999, the Bank had impaired loans with two borrowers that totaled $580,000, of which $402,000 was on nonaccrual status. The related allowance for loan losses on these loans amounted to $184,000.

         Nonperforming loans were $1,213,000 in total at June 30, 1999, nonaccrual loans and accruing loans past due 90 days or more amounting to $558,000 and $655,000, respectively.

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

         The Bank's level and mix of deposits has been specifically affected by the following factors. The growth in money market accounts of $7,001,000 during the twelve-month period ended June 30, 1999 and $3,367,000 during the first six months of 1999 was due to a high-yield product first introduced in the 1996 fourth quarter. Noninterest-bearing demand deposits at June 30, 1999 decreased $3,322,000 compared to June 30, 1998, but increased $1,369,000 compared to December 31, 1998. Average demand deposits increased $3,128,000 in the first six months of 1999 compared to the same period in 1998. Further, the level of time deposits obtained from governmental units fluctuates, amounting to $22,363,000, $23,162,000 and $25,905,000 at June 30, 1999, June 30, 1998 and December 31,
1998, respectively.

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

         In the 1998 fourth quarter, the Bank received regulatory approval for establishment of a new branch office in Trinity, North Carolina. Construction of the permanent Trinity facility is expected to be complete in 2000, resulting in a total capital outlay of approximately $1,000,000, of which approximately one-third was recorded in 1998. Prior to completion of the permanent facility, a temporary mobile office will be operated at this site. The temporary office opened on August 6, 1999.

         Management decided in March 1996 that the Bank would discontinue the purchase of retail installment loan contracts from automobile and equipment dealers, due largely to the declining yields being experienced in this loan program. Contracts of this nature included in loans amounted to $1,995,000, $6,227,000 and $3,745,000 at June 30, 1999, June 30, 1998 and December 31, 1998,
respectively. While there will be no purchases of new contracts, current plans call for the collection of outstanding loans based on their contractual terms. The funds previously invested in this loan program are being redeployed, as loan payments occur, to other loan programs or to the investment securities portfolio.

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

         In the implementation of the Year 2000 Plan, a thorough inventory was first performed to determine all hardware, software and facilities that might be impacted by the Year 2000 Issue. Since all software is purchased and no separate in-house programming is performed, the Corporation is dependent upon its third-party vendors for modifications of its existing systems to correct any defects related to the Year 2000 Issue. Accordingly, written documentation has been solicited from all of the software and hardware vendors, as well as the providers of facilities using embedded chip technology, with respect to their Year 2000 compliance status. The validation phase of the Corporation's project includes the receipt and analysis of vendor-performed testing, as well as the testing of hardware, software and facilities in the Corporate environment. Internal testing of mission critical systems was completed by June 30, 1999. Testing on systems not considered mission critical will be completed by December 31, 1999.

         Prior to March 26, 1999, the Corporation used a service bureau for core processing and related items processing. Testing of this mission critical system for Year 2000 compliance was completed by December 31, 1998. In August 1998, however, the Corporation contracted with third-party vendors for the hardware and software necessary to convert this entire operation to an in-house basis. Conversion to the replacement systems occurred on March 26, 1999. Initial internal testing on a trial basis of these replacement systems for Year 2000 compliance was completed in November 1998. Final testing was completed by June 30, 1999.

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

         The Corporation's projected cost of Year 2000 compliance is estimated to be approximately $200,000, the majority of such estimated cost relating to computer equipment that may need to be replaced. Actual Year 2000 project expenditures totaled $111,000 at June 30, 1999. Of this total, capital expenditures amounted to $69,000 on a cumulative basis and were all recorded prior to 1999. Project expenses amounted to $42,000 on a cumulative basis and $27,000 for the six months ended June 30, 1999. Funding of Year 2000 project costs will come from normal operating cash flows; however, the expenses associated with the Year 2000 Issue will directly reduce otherwise reported net income for the Corporation.

         Management believes that the potential effects on the Corporation's internal operations of the Year 2000 Issue can be mitigated on a timely basis. However, if required modifications or conversions are not made or are not completed on a timely basis, the Year 2000 Issue could disrupt normal business operations and have a material adverse impact on the Corporation.

         Contingency plans to mitigate the potential effects of a disruption in normal business operations have been developed and tested. Contingency planning includes the development of alternative solutions should a vendor not become compliant, as well as plans for the resumption of business if, despite the Corporation's best efforts, there is a disruption in business operations. In the event of what could be described as a "worst case" scenario, the contingency plans allow for limited transactions, including the ability to make certain deposits and withdrawals, until the Year 2000 problems are fixed.

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

Table 1
Average Balances and Net Interest Income Analysis


SIX MONTHS ENDED JUNE 30

                                                                         1999
                                                  ---------------------------------------------------
                                                                                          Average
                                                                       Interest            Rates
                                                     Average           Income/            Earned/
                                                     Balance           Expense             Paid
                                                  --------------    ---------------    --------------

Earning Assets
Loans (2) (3)                                     $     233,869        $    10,078              8.67 %
Investment securities (2):
     Taxable income                                      85,159              2,878              6.76
     Non-taxable income                                  19,984                781              7.82
Federal funds sold                                        2,077                 51              4.93
                                                  --------------    ---------------    --------------
          Total earning assets                          341,089             13,788              8.12
                                                  --------------    ---------------    --------------

Cash and due from banks                                  11,738
Other assets, net                                         9,602
                                                  --------------
          Total Assets                            $     362,429
                                                  ==============

Interest-Bearing Liabilities
Interest-bearing deposits:
     NOW accounts                                 $      43,185                274              1.28
     Savings deposits                                    26,503                270              2.06
     Money market accounts                               30,583                541              3.57
     Certificates and other time deposits               163,007              4,156              5.14
Retail repurchase agreements                             12,714                240              3.80
Federal Home Loan Bank advances                           6,033                149              4.99
Federal funds purchased                                   1,181                 29              4.92
                                                  --------------    ---------------    --------------
          Total interest-bearing liabilities            283,206              5,659              4.03
                                                  --------------    ---------------    --------------

Noninterest-bearing demand deposits                      40,097
Other liabilities                                         3,495
Shareholders' equity                                     35,631
                                                  --------------
          Total Liabilities and
                 Shareholders' Equity             $     362,429
                                                  ==============

Net Interest Income and Spread                                      $      8,129                4.09 %
                                                                    ===============    ==============

Net Yield on Earning Assets                                                                     4.78 %
                                                                                       ==============


                                                                               1998
                                                        ---------------------------------------------------
                                                                                                Average
                                                                             Interest            Rates
                                                           Average            Income/           Earned/
                                                           Balance            Expense            Paid
                                                        --------------     --------------    --------------
                                                         (Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets
Loans (2) (3)                                           $     224,285      $      10,213              9.17 %
Investment securities (2):
     Taxable income                                            70,454              2,490              7.07
     Non-taxable income                                        19,404                759              7.83
Federal funds sold                                              3,896                108              5.57
                                                        --------------     --------------    --------------
          Total earning assets                                318,039             13,570              8.58
                                                        --------------     --------------    --------------

Cash and due from banks                                        10,665
Other assets, net                                               8,271
                                                        --------------
          Total Assets                                     $  336,975
                                                        ==============

Interest-Bearing Liabilities
Interest-bearing deposits:
     NOW accounts                                       $    41,070                  348              1.71
     Savings deposits                                          28,082                321              2.31
     Money market accounts                                     24,012                464              3.89
     Certificates and other time deposits                     161,100              4,391              5.50
Retail repurchase agreements                                    9,186                208              4.57
Federal Home Loan Bank advances                                     -                  -                 -
Federal funds purchased                                           241                  7              5.81
                                                        --------------     --------------    --------------
          Total interest-bearing liabilities                  263,691              5,739              4.39
                                                        --------------     --------------    --------------

Noninterest-bearing demand deposits                            36,969
Other liabilities                                               3,415
Shareholders' equity                                           32,900
                                                        --------------
          Total Liabilities and
                 Shareholders' Equity                      $  336,975
                                                        ==============

Net Interest Income and Spread                                             $      7,831               4.19 %
                                                                           ==============    ==============

Net Yield on Earning Assets                                                                           4.94 %
                                                                                             ==============









                                                                          1999 Versus 1998
                                                       ---------------------------------------------------
                                                                         Interest Variance
                                                                           due to (1)
                                                        ---------------------------------        Net
                                                           Volume              Rate             Change
                                                        --------------    ---------------    --------------

Earning Assets
Loans (2) (3)                                           $         622     $         (757)     $       (135)
Investment securities (2):
     Taxable income                                               501               (113)              388
     Non-taxable income                                            23                 (1)               22
Federal funds sold                                                (46)               (11)              (57)
                                                        --------------    ---------------    --------------
          Total earning assets                                  1,100               (882)              218
                                                        --------------    ---------------    --------------

Cash and due from banks
Other assets, net

          Total Assets


Interest-Bearing Liabilities
Interest-bearing deposits:
     NOW accounts                                                  17                (91)              (74)
     Savings deposits                                             (17)               (34)              (51)
     Money market accounts                                        118                (41)               77
     Certificates and other time deposits                          52               (287)             (235)
Retail repurchase agreements                                       71                (39)               32
Federal Home Loan Bank advances                                   149                    -             149
Federal funds purchased                                            23                 (1)               22
                                                        --------------    ---------------    --------------
          Total interest-bearing liabilities                      413               (493)              (80)
                                                        --------------    ---------------    --------------

Noninterest-bearing demand deposits
Other liabilities
Shareholders' equity

          Total Liabilities and
                 Shareholders' Equity


Net Interest Income and Spread                         $         687     $          (389)      $        298
                                                       ==============   =================   ===============

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

Table 2
Average Balances and Net Interest Income Analysis


THREE MONTHS ENDED JUNE 30


                                                                                           1999
                                                                    ---------------------------------------------------

                                                                                                           Average
                                                                                        Interest             Rates
                                                                       Average           Income/            Earned/
                                                                       Balance           Expense             Paid
                                                                    --------------    ---------------    --------------

Earning Assets
Loans (2) (3)                                                       $     235,868     $        5,066              8.61 %
Investment securities (2):
     Taxable income                                                        87,628              1,433              6.54
     Non-taxable income                                                    19,782                385              7.78
Federal funds sold                                                          1,883                 24              5.14
                                                                    --------------    ---------------    --------------
          Total earning assets                                            345,161              6,908              8.02
                                                                    --------------    ---------------    --------------

Cash and due from banks                                                    11,971
Other assets, net                                                           9,597
                                                                    --------------
          Total Assets                                              $     366,729
                                                                    ==============

Interest-Bearing Liabilities
Interest-bearing deposits:
     NOW accounts                                                   $      43,689                137              1.26
     Savings deposits                                                      26,840                135              2.02
     Money market accounts                                                 31,843                283              3.57
     Certificates and other time deposits                                 162,771              2,050              5.05
Retail repurchase agreements                                               13,357                129              3.86
Federal Home Loan Bank advances                                             7,000                 87              4.99
Federal funds purchased                                                       908                 12              5.25
                                                                    --------------    ---------------    --------------
          Total interest-bearing liabilities                              286,408              2,833              3.97
                                                                    --------------    ---------------    --------------

Noninterest-bearing demand deposits                                        41,013
Other liabilities                                                           3,482
Shareholders' equity                                                       35,826
                                                                    --------------
          Total Liabilities and
                 Shareholders' Equity                               $     366,729
                                                                    ==============

Net Interest Income and Spread                                                        $      4,075                4.05 %
                                                                                      ===============    ==============

Net Yield on Earning Assets                                                                                       4.73 %
                                                                                                         ==============




                                                                                              1998
                                                                       ---------------------------------------------------

                                                                                                               Average
                                                                                            Interest            Rates
                                                                          Average            Income/           Earned/
                                                                          Balance            Expense            Paid
                                                                       --------------     --------------    --------------
                                                                        (Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets
Loans (2) (3)                                                          $     225,966       $      5,133              9.11 %
Investment securities (2):
     Taxable income                                                           75,051              1,303              6.94
     Non-taxable income                                                       19,877                390              7.86
Federal funds sold                                                             3,352                 47              5.58
                                                                       --------------     --------------    --------------
          Total earning assets                                               324,246              6,873              8.49
                                                                       --------------     --------------    --------------

Cash and due from banks                                                       10,947
Other assets, net                                                              8,136
                                                                       --------------
          Total Assets                                                 $     343,329
                                                                       ==============

Interest-Bearing Liabilities
Interest-bearing deposits:
     NOW accounts                                                      $      42,385                175              1.67
     Savings deposits                                                         28,088                161              2.31
     Money market accounts                                                    24,963                243              3.90
     Certificates and other time deposits                                    162,756              2,233              5.50
Retail repurchase agreements                                                   9,870                112              4.58
Federal Home Loan Bank advances                                                    -                  -                 -
Federal funds purchased                                                          396                  6              5.75
                                                                       --------------     --------------    --------------
          Total interest-bearing liabilities                                 268,458              2,930              4.38
                                                                       --------------     --------------    --------------

Noninterest-bearing demand deposits                                           38,031
Other liabilities                                                              3,622
Shareholders' equity                                                          33,218
                                                                       --------------
          Total Liabilities and
                 Shareholders' Equity                                  $     343,329
                                                                       ==============

Net Interest Income and Spread                                                            $       3,943               4.11 %
                                                                                          ==============    ==============

Net Yield on Earning Assets                                                                                          4.87 %
                                                                                                            ==============






                                                                                           1999 Versus 1998
                                                                       ---------------------------------------------------
                                                                              Interest Variance
                                                                                  due to (1)
                                                                       ---------------------------------
                                                                                                                Net
                                                                          Volume              Rate             Change
                                                                       --------------    ---------------    --------------

Earning Assets
Loans (2) (3)                                                          $         221     $         (288)     $        (67)
Investment securities (2):
     Taxable income                                                              208                (78)              130
     Non-taxable income                                                           (2)                (3)               (5)
Federal funds sold                                                               (19)                (4)              (23)
                                                                       --------------    ---------------    --------------
          Total earning assets                                                   408               (373)               35
                                                                       --------------    ---------------    --------------

Cash and due from banks
Other assets, net

          Total Assets


Interest-Bearing Liabilities
Interest-bearing deposits:
     NOW accounts                                                                  5                (43)              (38)
     Savings deposits                                                             (7)               (19)              (26)
     Money market accounts                                                        63                (23)               40
     Certificates and other time deposits                                          -               (183)             (183)
Retail repurchase agreements                                                      36                (19)               17
Federal Home Loan Bank advances                                                   87                  -                87
Federal funds purchased                                                            7                 (1)                6
                                                                       --------------    ---------------    --------------
          Total interest-bearing liabilities                                     191               (288)              (97)
                                                                       --------------    ---------------    --------------

Noninterest-bearing demand deposits
Other liabilities
Shareholders' equity

          Total Liabilities and
                 Shareholders' Equity


Net Interest Income and Spread                                         $         217     $         (85)     $         132
                                                                       ==============    ==============     ==============

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

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended June 30,1999.


--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FNB Corp.
                                          (Registrant)


Date: August 12, 1999                     By:   /s/ Jerry A. Little
                                                --------------------------------
                                                    Jerry A. Little
                                                    Treasurer and Secretary
                                                    (Principal Financial and
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

   27          Financial Data Schedule for the six months ended June 30, 1999.