Form 10-Q
period 1999-09-30
FNB CORP/NC
filed 1999-11-15
CIK 764811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  ------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The registrant had 3,660,626 shares of $2.50 par value common stock outstanding at November 11, 1999.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            FNB CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                                                      September 30,
                                                              -------------------------------       December 31,
                                                                 1999               1998               1998
                                                              ------------       ------------      -------------
                                                                      (in thousands, except share data)

ASSETS
Cash and due from banks                                       $     9,969        $    10,746       $    12,787
Federal funds sold                                                  7,000              4,100                 -
Investment securities:
     Available for sale, at estimated fair value
          (amortized cost of $56,460, $42,493 and $44,918)         54,624             42,839             44,958
     Held to maturity (estimated fair value of
          $51,289, $52,722 and $60,859)                            52,206             51,332             59,813
Loans                                                             249,578            226,294            229,722
     Less:    Allowance for loan losses                            (2,587)            (2,507)            (2,517)
                                                              ------------       ------------      -------------
                     Net loans                                    246,991            223,787            227,205
                                                              ------------       ------------      -------------
Premises and equipment                                              7,812              6,394              6,978
Other assets                                                        6,391              5,194              4,882
                                                              ------------       ------------      -------------

                     TOTAL ASSETS                             $   384,993         $  344,392        $  356,623
                                                              ============       ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand deposits                      $    39,404        $    36,905       $    40,222
     Interest-bearing deposits:
          NOW, savings and money market deposits                   99,286             93,730             99,816
          Time deposits of $100,000 or more                        68,770             58,840             60,672
          Other time deposits                                     109,779            105,571            103,980
                                                              ------------       ------------      -------------
                     Total deposits                               317,239            295,046            304,690
Retail repurchase agreements                                       12,366             10,964             11,484
Federal Home Loan Bank advances                                    15,000                  -                  -
Federal funds purchased                                                 -                  -              1,545
Other liabilities                                                   4,380              3,842              3,902
                                                              ------------       ------------      -------------
                     Total Liabilities                            348,985            309,852            321,621
                                                              ------------       ------------      -------------

Shareholders' equity:
     Preferred stock - $10.00 par value;
          authorized 200,000 shares, none issued                       -                  -                   -
     Common stock - $2.50 par value;
          authorized 10,000,000 shares, issued
          shares - 3,660,626, 3,652,151 and 3,655,376               9,152              9,130              9,138
     Surplus                                                          165                 26                117
     Retained earnings                                             27,903             25,156             25,721
     Accumulated other comprehensive income:
          Net unrealized securities gains (losses)                 (1,212)               228                 26
                                                              ------------       ------------      -------------
                     Total Shareholders' Equity                    36,008             34,540             35,002
                                                              ------------       ------------      -------------

                     TOTAL LIABILITIES AND
                            SHAREHOLDERS' EQUITY              $   384,993         $  344,392        $   356,623
                                                              ============       ============      =============


See accompanying notes to consolidated financial statements.

                            FNB CORP. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                    Three Months Ended                    Nine Months Ended
                                                                      September 30,                         September 30,
                                                              -------------------------------      --------------------------------
                                                                 1999               1998               1999               1998
                                                              ------------       ------------      -------------      -------------
                                                                             (in thousands, except per share data)

INTEREST INCOME:
     Interest and fees on loans                               $     5,248        $     5,108      $      15,305       $     15,309
     Interest and dividends on investment securities:
          Taxable income                                            1,357              1,202              4,037              3,526
          Non-taxable income                                          243                252                746                740
     Federal funds sold                                                 5                 54                 56                162
                                                              ------------       ------------      -------------      -------------
                    Total interest income                           6,853              6,616             20,144             19,737
                                                              ------------       ------------      -------------      -------------

INTEREST EXPENSE:
     Deposits                                                       2,675              2,808              7,916              8,332
     Retail repurchase agreements                                     130                115                370                323
     Federal Home Loan Bank advances                                   90                  -                239                  -
     Federal funds purchased                                           40                  2                 69                  9
                                                              ------------       ------------      -------------      -------------
                    Total interest expense                          2,935              2,925              8,594              8,664
                                                              ------------       ------------      -------------      -------------

NET INTEREST INCOME                                                 3,918              3,691             11,550             11,073
     Provision for loan losses                                         60                 60                220                330
                                                              ------------       ------------      -------------      -------------
Net Interest Income After Provision for Loan Losses                 3,858              3,631             11,330             10,743
                                                              ------------       ------------      -------------      -------------

NONINTEREST INCOME:
     Service charges on deposit accounts                              439                427              1,311              1,275
     Annuity and brokerage commissions                                 91                 62                344                169
     Cardholder and merchant services income                          120                 94                322                261
     Other service charges, commissions and fees                      110                 89                365                290
     Other income                                                      81                141                204                371
                                                              ------------       ------------      -------------      -------------
                    Total noninterest income                          841                813              2,546              2,366
                                                              ------------       ------------      -------------      -------------

NONINTEREST EXPENSE:
     Personnel expense                                              1,608              1,423              4,750              4,169
     Net occupancy expense                                            156                138                458                395
     Furniture and equipment expense                                  377                212                913                639
     Data processing services                                         163                311                689                954
     Other expense                                                    733                651              2,043              1,981
                                                              ------------       ------------      -------------      -------------
                    Total noninterest expense                       3,037              2,735              8,853              8,138
                                                              ------------       ------------      -------------      -------------

Income Before Income Taxes                                          1,662              1,709              5,023              4,971
Income taxes                                                          509                523              1,524              1,522
                                                              ------------       ------------      -------------      -------------

NET INCOME                                                    $      1,153       $      1,186      $      3,499       $      3,449
                                                              =============      =============     =============      =============

Net income per common share:
     Basic                                                    $       .32        $       .32       $        .96       $        .95
     Diluted                                                          .31                .31                .92                .91
                                                              ============       ============      =============      =============

Weighted average number of shares outstanding:
     Basic                                                      3,659,533          3,651,545          3,658,370          3,648,990
     Diluted                                                    3,773,285          3,789,343          3,787,910          3,793,360
                                                              ============       ============      =============      =============

Cash dividends declared per common share                      $       .12        $       .10       $        .36       $        .30
                                                              ============       ============      =============      =============

See accompanying notes to consolidated financial statements.

                            FNB CORP. AND SUBSIDIARY

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

           Nine Months Ended September 30, 1999 and September 30, 1998


                                                                                                  Accumulated
                                                      Common Stock                                  Other
                                                  ---------------------                 Retained Comprehensive
                                                    Shares      Amount     Surplus      Earnings     Income         Total
                                                  ----------  ----------  ----------   ----------   ---------    -----------
                                                                 (in thousands, except share data)

BALANCE, DECEMBER 31, 1997                         1,819,825   $   4,550   $     527    $  26,740    $      84    $  31,901
Comprehensive income:
     Net income                                         --          --          --          3,449         --          3,449
     Other comprehensive income:
          Unrealized securities gains (losses),
               net of income taxes of $73               --          --          --           --            144          144
                                                                                                                   --------
     Total comprehensive income                         --          --          --           --           --          3,953
                                                                                                                   --------
Cash dividends declared                                 --          --          --         (1,096)        --         (1,096)
Two-for-one stock split effected in the form            --
     of a 100% stock dividend                      1,825,343       4,563        (626)      (3,937)        --           --
Common stock issued through:                            --
     Dividend reinvestment plan                        1,015           2          23         --           --             25
     Stock option plan                                 5,968          15         102         --           --            117
                                                   ---------   ---------   ---------    ---------    ---------    ---------

BALANCE, SEPTEMBER 30, 1998                        3,652,151   $   9,130   $      26    $  25,156    $     228    $  34,540
                                                   =========   =========   =========    =========    =========    =========

BALANCE, DECEMBER 31, 1998                         3,655,376   $   9,138   $     117    $  25,721    $      26    $  35,002
Comprehensive income:
     Net income                                         --          --          --          3,499         --          3,499
     Other comprehensive income:
          Unrealized securities gains (losses),
               net of income tax benefit of $638        --          --          --           --         (1,238)      (1,238)
                                                                                                                   --------
     Total comprehensive income                         --          --          --           --           --          2,261
                                                                                                                   --------
Cash dividends declared                                 --          --          --         (1,317)        --         (1,317)
Common stock issued through:
     Dividend reinvestment plan                         --          --          --           --           --           --
     Stock option plan                                 5,250          14          48         --           --             62
                                                   ---------   ---------   ---------    ---------    ---------    ---------

BALANCE, SEPTEMBER 30, 1999                        3,660,626   $   9,152   $     165    $  27,903    $  (1,212)   $  36,008
                                                   =========   =========   =========    =========    =========    =========

See accompanying notes to consolidated financial statements.

                            FNB CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                 -------------------------------
                                                                                    1999               1998
                                                                                 ------------      -------------
                                                                                         (in thousands)
OPERATING ACTIVITIES:
     Net income                                                                  $      3,499      $      3,449
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depreciation and amortization of premises and equipment                        858                609
          Provision for loan losses                                                      220                330
          Deferred income taxes (benefit)                                                (53)                (6)
          Deferred loan fees and costs, net                                              105                125
          Premium amortization and discount accretion
                 of investment securities, net                                           (33)               (40)
          Amortization of intangibles                                                     14                 18
          Net decrease (increase) in loans held for sale                               3,958               (654)
          Increase in other assets                                                      (995)              (770)
          Increase in other liabilities                                                  589                586
                                                                                 ------------      -------------
                    Net Cash Provided by Operating Activities                          8,162              3,647
                                                                                 ------------      -------------

INVESTING ACTIVITIES:
     Available-for-sale securities:
          Proceeds from maturities and calls                                           7,958             26,205
          Purchases                                                                  (19,429)           (33,652)
     Held-to-maturity securities:
          Proceeds from maturities and calls                                           9,076             25,192
          Purchases                                                                   (1,500)           (24,775)
     Net increase in loans                                                           (24,152)            (8,388)
     Proceeds from sales of premises and equipment                                         2                  1
     Purchases of premises and equipment                                              (1,696)              (971)
     Other, net                                                                          239                 18
                                                                                 ------------      -------------
                    Net Cash Used in Investing Activities                            (29,502)           (16,370)
                                                                                 ------------      -------------

FINANCING ACTIVITIES:
     Net increase in deposits                                                         12,549             14,498
     Increase in retail repurchase agreements                                            882              3,527
     Increase in Federal Home Loan Bank advances                                      15,000                --
     Decrease in federal funds purchased                                              (1,545)            (2,400)
     Common stock issued                                                                  62                142
     Cash dividends paid                                                              (1,426)            (1,112)
                                                                                 ------------      -------------
                    Net Cash Provided by Financing Activities                         25,522             14,655
                                                                                 ------------      -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              4,182              1,932
Cash and cash equivalents at beginning of period                                      12,787             12,914
                                                                                 ------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $    16,969       $    14,846
                                                                                 ============      =============
Supplemental disclosure of cash flow information:
Cash paid during the period for:
          Interest                                                               $     8,719      $       8,430
          Income taxes                                                                 1,505              1,577


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

           The accompanying consolidated financial statements, prepared without audit, include the accounts of FNB Corp. and the Bank (collectively, the "Corporation"). All significant intercompany balances and transactions have been eliminated. The Corporation adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", in 1998 without any impact on the consolidated financial statements as the chief operating decision maker reviews the results of operations of the Corporation and its subsidiary as a single enterprise.

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

3. On October 16, 1999, the Corporation entered into a definitive merger agreement to acquire Carolina Fincorp, Inc. ("Carolina"), holding company for Richmond Savings Bank, Inc., SSB ("Richmond Savings"), headquartered in Rockingham, North Carolina. Under the terms of the agreement, Carolina will be merged with a to-be-formed, wholly-owned subsidiary of FNB Corp. On or after the merger, Richmond Savings will be merged with and into the Bank. The merger will be accounted for as a pooling-of-interests transaction and is subject to several conditions, including approval by the shareholders of FNB Corp. and Carolina and approval by applicable regulatory authorities. To effect the merger, each share of Carolina common stock will be converted into .79 (subject to possible adjustment) of a share of FNB Corp. common stock. Completion of the transaction is expected late in the first quarter of 2000 or early in the second quarter of 2000. At September 30, 1999, Carolina operated five offices through Richmond Savings and had approximately $120,002,000 in total assets, $102,717,000 in deposits and $15,961,000 in stockholders' equity.

           Concurrently with the execution of the merger agreement, FNB Corp. received an option to purchase up to 19.9% of Carolina's common stock. The option is exercisable only under certain specified conditions.

4. Basic net income per share, or basic earnings per share (EPS), is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if the Corporation's dilutive stock options were exercised. The numerator of the basic EPS computation is the same as the numerator of the diluted EPS computation for all periods presented. A reconciliation of the denominators of the basic and diluted EPS computations is as follows:

                                                 Three Months Ended           Nine Months Ended
                                                    September 30,               September 30,
                                            ------------------------      -----------------------
                                              1999           1998           1999          1998
                                            ---------      ---------      ---------     ---------
Basic EPS denominator - Weighted
     average number of common
     shares outstanding                     3,659,533      3,651,545      3,658,370      3,648,990
Dilutive share effect arising from
     assumed exercise of stock options        113,752        137,798        129,540        144,370
                                            ---------      ---------      ---------      ---------
Diluted EPS denominator                     3,773,285      3,789,343      3,787,910      3,793,360
                                            =========      =========      =========      =========

5. Loans as presented are reduced by net deferred loan fees of $542,000, $388,000 and $443,000 at September 30, 1999, September 30, 1998 and
           December 31, 1998, respectively.

6.         Significant components of other expense were as follows:

                                     Three Months Ended   Nine Months Ended
                                       September 30,        September 30,
                                    -------------------  ------------------
                                      1999       1998     1999       1998
                                    --------   --------  --------  --------
                                              (in thousands)
Stationery, printing and supplies      $123      $ 77      $340      $262
Advertising and marketing               100        70       226       280


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

OVERVIEW

         The Corporation earned $3,499,000 in the first nine months of 1999, a 1.4% increase over the same period in 1998. Basic earnings per share increased from $.95 to $.96 in comparing these nine-month periods and diluted earnings per share increased from $.91 to $.92. For the 1999 third quarter, earnings amounted to $1,153,000, which represented a 2.8% decrease from the 1998 third quarter with basic and diluted earnings per share being unchanged at $.32 and $.31, respectively. Total assets were $384,993,000 at September 30, 1999, up 11.8% from September 30, 1998 and 8.0% from December 31, 1998. Loans amounted to $249,578,000 at September 30, 1999, increasing 10.3% from September 30, 1998 and 8.6% from December 31, 1998. Total deposits grew 7.5% from September 30, 1998 and 4.1% from December 31, 1998 to $317,239,000 at September 30, 1999.

         On October 16, 1999, the Corporation entered into a definitive merger agreement to acquire Carolina Fincorp, Inc. ("Carolina"), holding company for Richmond Savings Bank, Inc., SSB ("Richmond Savings"), headquartered in Rockingham, North Carolina. Under the terms of the agreement, Carolina will be merged with a to-be-formed, wholly-owned subsidiary of FNB Corp. On or after the merger, Richmond Savings will be merged with and into the Bank. The merger will be accounted for as a pooling-of-interests transaction and is subject to several conditions, including approval by the shareholders of FNB Corp. and Carolina and approval by applicable regulatory authorities. To effect the merger, each share of Carolina common stock will be converted into .79 (subject to possible adjustment) of a share of FNB Corp. common stock. Completion of the transaction is expected late in the first quarter of 2000 or early in the second quarter of 2000. At September 30, 1999, Carolina operated five offices through Richmond Savings and had approximately $120,002,000 in total assets, $102,717,000 in deposits and $15,961,000 in stockholders' equity.

         Concurrently with the execution of the merger agreement , FNB Corp. received an option to purchase up to 19.9% of Carolina's common stock. The option is exercisable only under certain specified conditions.

EARNINGS REVIEW

         The Corporation's net income increased $50,000 or 1.4% in the first nine months of 1999 compared to the same period of 1998 and decreased $33,000 or 2.8% in comparing third quarter periods. Earnings were positively impacted in the first nine months of 1999 by increases of $477,000 or 4.3% in net interest income and $180,000 in noninterest income and by a reduction of $110,000 in the provision for loan losses. These gains were significantly offset, however, by an increase of $715,000 in noninterest expense, which was impacted in 1999 by a major data processing conversion as discussed in "Noninterest Expense". The positive impact on 1999 third quarter earnings from increases of $227,000 or 6.2% in net interest income and $28,000 in noninterest income was more than offset by a $302,000 increase in noninterest expense.

         On an annualized basis, return on average assets decreased from 1.36% in the first nine months of 1998 to 1.27% in the first nine months of 1999. Return on average shareholders' equity decreased from 13.81% to 13.07% in comparing the same periods. In comparing third quarter periods, return on average assets decreased from 1.39% to 1.24% and return on average shareholders' equity decreased from 13.91% to 12.89%.

NET INTEREST INCOME

         Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

         Net interest income was $11,550,000 in the first nine months of 1999 compared to $11,073,000 in the same period of 1998. This increase of $477,000 or 4.3% resulted primarily from a 7.9% increase in the level of average earning assets, the effect of which was partially offset by a decline in the net yield on earning assets, or net interest margin, from 4.91% in the first nine months of 1998 to 4.76% in the same period of 1999. In comparing third quarter periods, net interest income increased $227,000 or 6.2% reflecting a 9.2% increase in average earning assets and a decline in the net interest margin from 4.85% to 4.72%. On a taxable equivalent basis, the increases in net interest income in the first nine months and third quarter of 1999 were $537,000 and $239,000, respectively, reflecting changes in the relative mix of taxable and non-taxable earning assets.

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

         The prime rate of interest has been relatively stable in recent years, averaging 8.37%, 8.44% and 8.28% in 1998, 1997 and 1996, respectively. This general stability has tended to apply to the interest rates both earned and paid by the Bank. During the last three months of 1998, however, a significant change occurred in the prime rate when the Federal Reserve took action on the level of interest rates in response to the downturn of the economies of certain Asian and Latin American countries and the effects or potential effects of those downturns on the U.S. economy. In rapid succession, three 25 basis point cuts were recorded in the prime rate, lowering it from 8.50% to 7.75%. This decrease in the prime rate has tended to negatively impact the Corporation's net interest margin and net interest spread. Due to subsequent concern about inflationary pressures that appear to be building in the U.S. economy, the Federal Reserve elected to raise the level of interest rates in the third quarter of 1999, resulting in two 25 basis point increases in the prime rate that increased it from 7.75% to 8.25%.

         Following the reductions in late 1998, the prime rate averaged 7.87% in the first nine months of 1999 compared to 8.50% in the same period of 1998. Affected by the increases in the third quarter of 1999, the prime rate rose to a higher average of 8.07% for that period but remained below the 8.50% average for the 1998 third quarter. The net interest spread, in comparing nine-month periods, declined by 8 basis points from 4.16% in 1998 to 4.08% in 1999, reflecting the effect of a decrease in the average total yield on earning assets that was only partially offset by a decrease in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets decreased by 44 basis points from 8.53% in 1998 to 8.09% in 1999, while the cost of funds decreased by 36 basis points from 4.37% to 4.01%. In comparing third quarter periods, the net interest spread declined by 5 basis points from 4.10% to 4.05%, as the yield on earning assets decreased by 43 basis points while the cost of funds decreased by 38 basis points.

PROVISION FOR LOAN LOSSES

         This provision is the charge against earnings to provide an allowance or reserve for probable losses inherent in the loan portfolio. The amount of each period's charge is affected by several considerations including management's evaluation of various risk factors in determining the adequacy of the allowance (see "Asset Quality"), actual loan loss experience and loan portfolio growth. Earnings were positively impacted in the first nine months of 1999 compared to the same period in 1998 by a $110,000 decrease in the provision.

         The allowance for loan losses, as a percentage of loans outstanding, amounted to 1.04% at September 30, 1999 and 1.11% at September 30, 1998. The reduction in the allowance percentage reflected changes in the loan portfolio mix. As discussed in "Loans", the 1-4 family residential mortgage loan portfolio, which requires a relatively lower level of reserve for loan losses, has significantly increased since September 30, 1998. Further, a riskier loan segment, retail installment loan contracts purchased from automobile and equipment dealers, has been discontinued.


NONINTEREST INCOME

         Noninterest income for the first nine months and third quarter of 1999 increased $180,000 or 7.6% and $28,000 or 3.4%, respectively, compared to the same periods in 1998, reflecting in part the general increase in the volume of business. The gain in annuity and brokerage commissions in comparing nine-month periods resulted primarily from increased sales of annuity products, reflecting the high level of annuity sales activity in the first six months of 1999, while the gain in comparing third quarter periods was due largely to increased sales of brokerage services. The level of other service charges, commissions and fees was higher in comparing nine-month periods due largely to a significantly greater annual commission adjustment in 1999 on sales of credit life insurance, such adjustment being paid in the first quarter of each year and based on prior year claims. Other income was lower due mainly to a reduction in gains on loan sales, but the comparison to 1998 was also impacted by the $39,000 recovery in the 1998 second quarter of a portion of certain expenses, initially recorded in the 1997 fourth quarter, related to a terminated merger agreement with another financial institution.

NONINTEREST EXPENSE

         Noninterest expense was $715,000 or 8.8% higher in the first nine months of 1999 compared to the same period in 1998 and for the third quarter was $302,000 or 11.0% higher, due largely to increased personnel expense, the effect of a major data processing conversion and the continuing effects of inflation. The level of noninterest expense was further affected by the opening of a new branch office in August 1999 (see "Business Development Matters"). Personnel expense was impacted by increased staffing requirements, especially as related to the data processing conversion, and by normal salary adjustments. Net occupancy expense was affected by increased maintenance charges. Furniture and equipment expense increased largely as a result of the data processing conversion, especially for depreciation charges. Advertising and marketing expense, included in other expense, increased in 1998 above the level of prior years due primarily to new programs undertaken that included an advertising campaign based on customer testimonials and a major marketing plan centered around the "YES YOU CAN, YES WE CAN(R)" program. While significant expenditures have continued in 1999 for the new marketing plan, advertising and marketing expense decreased $54,000 in the first nine months of 1999 compared to the same period in 1998, although such expense increased $30,000 in comparing third quarter periods.

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

         Subsequent to the 1999 first quarter, the total cost related to data processing operations on an in-house basis compares favorably to the cost that was being experienced under the service bureau arrangement prior to the start of the conversion process in the 1998 fourth quarter. Noninterest expense components are being significantly affected, however, as there is a major decrease in the direct cost of data processing services, but increases in the levels of personnel expense and furniture and equipment expense.

INCOME TAXES

         The effective income tax rate of 30.3% in the first nine months of 1999 did not significantly change from the 30.6% rate in the same period of 1998.

LIQUIDITY

         Liquidity refers to the continuing ability of the Bank to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to the Parent Company for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from five major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold, (c) lines for the purchase of federal funds from other banks, (d) the $46,195,000 line of credit established at the Federal Home Loan Bank, less existing advances against that line, and (e) the available-for-sale securities portfolio. Further, while available-for-sale securities are intended to be a source of immediate liquidity, the entire investment securities portfolio is managed to provide both income and a ready source of liquidity. All debt securities are of investment grade quality and, if the need arises, can be promptly liquidated on the open market or pledged as collateral for short-term borrowing.

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

         The Bank's balance sheet was liability-sensitive at September 30, 1999. A liability-sensitive position means that in gap measurement periods of one year or less there are more liabilities than assets subject to immediate repricing as market rates change. Because immediately rate sensitive interest-bearing liabilities exceed rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the NOW, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

         As a specific asset/liability management tool, the Bank, at September 30, 1999, had entered into an interest rate floor agreement with a correspondent bank to protect certain variable-rate loans from the downward effects of their repricing in the event of a decreasing rate environment. The notional amount of the agreement is $10,000,000. The agreement requires the correspondent bank to pay to the Bank the difference between the floor rate of interest of 7.50% and the prime rate of interest in the event that the prime rate is less. Any payments received under the agreement, net of premium amortization, will be treated as an adjustment of interest income on loans. At September 30, 1999, the unamortized premium related to the interest rate floor agreement, which expires in December 1999, amounted to $4,000 and had no estimated fair value.

CAPITAL ADEQUACY

         Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier I and Tier II, as a percentage of risk-adjusted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier I capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier II capital, which is limited to the total of Tier I capital, includes allowable amounts of subordinated debt, mandatory convertible securities, preferred stock and the allowance for loan losses. Under current requirements, the minimum total capital ratio, consisting of both Tier I and Tier II capital, is 8.00% and the minimum Tier I capital ratio is 4.00%. At

September 30, 1999, FNB Corp. and the Bank had total capital ratios of 15.57% and 15.17%, respectively, and Tier I capital ratios of 14.56% and 14.16%.

         The leverage capital ratio, which serves as a minimum capital standard, considers Tier I capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At September 30, 1999, FNB Corp. and the Bank had leverage capital ratios of 9.92% and 9.65%, respectively.

         The Bank is also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, the Bank must have a minimum ratio for total capital of 10.00%, for Tier I capital of 6.00% and for leverage capital of 5.00%. As noted above, the Bank met all of those ratio requirements at September 30, 1999 and, accordingly, is well-capitalized under the regulatory framework for prompt corrective action.

BALANCE SHEET REVIEW

         Total assets at September 30, 1999 were higher than at September 30, 1998 and December 31, 1998 by $40,601,000 or 11.8% and $28,370,000 or 8.0%,
respectively; deposits were ahead by $22,193,000 or 7.5% and $12,549,000 or 4.1%. A portion of the asset growth was funded by retail repurchase agreements, which had increased at September 30, 1999 by $1,402,000 or 12.8% from September 30, 1998 and by $882,000 or 7.7% from December 31, 1998. Asset growth was also funded in the first nine months of 1999 by initial advances totaling $15,000,000 from the Federal Home Loan Bank. Average assets increased 8.1% in the first nine months of 1999 compared to the same period in 1998, while average deposits increased 4.6%, the third quarter increases being 9.2% and 5.5%, respectively.

INVESTMENT SECURITIES

         Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. During the twelve-month period ended September 30, 1999, when the growth in total assets exceeded that for loans, the level of investment securities was increased $12,659,000 or 13.4%, with a net increase of $2,059,000 or 2.0% occurring in the first nine months of 1999. Investable funds not otherwise utilized are temporarily invested on an overnight basis as federal funds sold, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

LOANS

         The Corporation's primary source of revenue and largest component of earning assets is the loan portfolio. Loans increased $23,284,000 or 10.3% during the twelve-month period ended September 30, 1999. The net loan increase during the first nine months of 1999 was $19,856,000 or 8.6%. Average loans were $12,855,000 or 5.7% higher in the first nine months of 1999 than in the same period of 1998. The ratio of average loans to average deposits, in comparing nine-month periods, increased from 76.8% in 1998 to 77.6% in 1999. The ratio of loans to deposits at September 30, 1999 was 78.7%.

         The commercial and agricultural loan portfolio has experienced strong gains during both the twelve-month period ended September 30, 1999 and the first nine months of 1999. The 1-4 family residential mortgage loan portfolio has also gained significantly during these periods. Lease financing contracts, a new loan product in 1999, has further added to the balance of the loan portfolio. Loan growth and the composition of the loan portfolio are being affected by management's decision in March 1996 to discontinue the purchase of retail installment loan contracts from automobile and equipment dealers (see "Business Development Matters"). The outstanding balance of these loan contracts, which are primarily included in consumer loans, experienced a net decrease of $3,531,000 during the twelve-month period ended September 30, 1999. Consequently, total consumer loans declined significantly during that period.

ASSET QUALITY

         Management considers the Bank's asset quality to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. As part of the loan review function, a third party assessment group is employed to review the underwriting documentation and risk grading analysis. In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to historical loan loss experience, the value and adequacy of collateral, and economic conditions in the Bank's market area. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The unallocated portion of the allowance for loan losses represents management's estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio. Considerations in determining the unallocated portion of the allowance for loan losses include general economic and lending trends and other factors.

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

                                     Nine Months Ended
                                       September 30,
                                    ------------------
                                     1999        1998
                                    ------      ------
                                       (in thousands)
Balance at beginning of period      $2,517      $2,294
Charge-offs                            272         255
Recoveries                             122         138
                                    ------      ------
         Net loan charge-offs          150         117
Provision for loan losses              220         330
                                    ------      ------

Balance at end of period            $2,587      $2,507
                                    ======      ======

         At September 30, 1999, the Bank had impaired loans with three borrowers that totaled $1,568,000, of which $578,000 was on nonaccrual status. The related allowance for loan losses on these loans amounted to $301,000. The payment of principal and interest on impaired loans with one borrower is guaranteed up to a specified percentage by an agency of the U. S. Government. Based on the balances outstanding at September 30, 1999, the guaranteed portion of impaired loans amounted to $792,000.

         Nonperforming loans were $1,109,000 in total at September 30, 1999, nonaccrual loans and accruing loans past due 90 days or more amounting to $716,000 and $393,000, respectively.

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

         The Bank's level and mix of deposits has been specifically affected by the following factors. The growth in money market accounts of $5,426,000 during the twelve-month period ended September 30, 1999 and $2,869,000 during the first nine months of 1999 was due to a high-yield product that has had steady growth since its first introduction in the 1996 fourth quarter. Noninterest-bearing demand deposits at September 30, 1999 increased $2,499,000 compared to September 30, 1998, but decreased $818,000 compared to December 31, 1998. Average demand deposits increased $3,171,000 in the first nine months of 1999 compared to the same period in 1998. Further, the level of time deposits obtained from governmental units fluctuates, amounting to $32,512,000, $23,863,000 and $25,905,000 at September 30, 1999, September 30, 1998 and December 31, 1998,
respectively.

BUSINESS DEVELOPMENT MATTERS

         As discussed in the "Overview" and in Note 3 to Consolidated Financial Statements, the Corporation has entered into a definitive merger agreement to acquire a savings bank holding company which will be merged with a to-be-formed, wholly-owned subsidiary of the Corporation late in the first or early in the second quarter of 2000.

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

         In the 1998 fourth quarter, the Bank received regulatory approval for establishment of a new branch office in Trinity, North Carolina. Construction of the permanent Trinity facility is expected to be complete in 2000, resulting in a total capital outlay of approximately $1,000,000, of which approximately one-third was recorded in 1998. Prior to completion of the permanent facility, a temporary mobile office will be operated at this site. The temporary office opened in August 1999.

         Management decided in March 1996 that the Bank would discontinue the purchase of retail installment loan contracts from automobile and equipment dealers, due largely to the declining yields being experienced in this loan program. Contracts of this nature included in loans amounted to $1,355,000, $4,886,000 and $3,745,000 at September 30, 1999, September 30, 1998 and December
31, 1998, respectively. While there will be no purchases of new contracts, current plans call for the collection of outstanding loans based on their contractual terms. The funds previously invested in this loan program are being redeployed, as loan payments occur, to other loan programs or to the investment securities portfolio.

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

         The Corporation's projected cost of Year 2000 compliance has been estimated to be approximately $200,000, although the ultimate amount will likely be less based on the assessment at September 30, 1999. The majority of such estimated cost relates to computer equipment that may need to be replaced. Actual Year 2000 project expenditures totaled $112,000 at September 30, 1999. Of this total, capital expenditures amounted to $69,000 on a cumulative basis and were all recorded prior to 1999. Project expenses amounted to $43,000 on a cumulative basis and $28,000 for the nine months ended September 30, 1999. Funding of Year 2000 project costs will come from normal operating cash flows; however, the expenses associated with the Year 2000 Issue will directly reduce otherwise reported net income for the Corporation.

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

CAUTIONARY STATEMENT FOR PURPOSE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as "believes", "expects", "plans", "projects", "goals", "estimates", "may", "could", "should", or "anticipates" or the negative thereof or other variations thereon of comparable terminology, or by discussions of strategy that involve risks and uncertainties. In addition, from time to time, the Corporation or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Corporation with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Corporation. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Corporation wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect the Corporation's actual results, causing actual results to differ materially from those in any forward-looking statement. These factors include: (i) expected cost savings from the proposed merger with Carolina may not materialize, (ii) the Corporation may experience greater than expected deposit attrition, customer loss, or revenue loss following completion of the proposed merger, (iii) competitive pressure in the banking industry or in the Corporation's markets may increase significantly, (iv) changes in the interest rate environment may reduce margins, (v) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration, (vi) changes may occur in banking legislation and in the environment, (vii) changes may occur in general business conditions and inflation, (viii) changes may occur in the securities markets, and (ix) disruptions of the operations of the Corporation or any other governmental or private entity may occur as a result of the "Year 2000 Issue". Readers should also consider information on risks and uncertainties contained in the discussions of competition, supervision and regulation, and effect of governmental policies contained in the Corporation's most recent Annual Report on Form 10-K.

TABLE 1
AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS


NINE MONTHS ENDED SEPTEMBER 30                                   1999                                     1998
                                                ---------------------------------------    --------------------------------------
                                                                             Average                                    Average
                                                               Interest       Rates                       Interest       Rates
                                                  Average       Income/      Earned/         Average      Income/       Earned/
                                                  Balance       Expense       Paid           Balance      Expense        Paid
                                                ------------  ------------ ------------    ------------ ------------- ------------
                                                                  (Taxable Equivalent Basis, Dollars in Thousands)
EARNING ASSETS
Loans (2) (3)                                   $  237,089    $    15,337         8.64 %   $  224,234   $    15,327          9.13 %
Investment securities (2):
     Taxable income                                  86,490         4,335         6.68          71,860         3,780         7.01
     Non-taxable income                              19,866         1,160         7.78          19,637         1,152         7.82
Federal funds sold                                    1,490            56         4.95           3,889           162         5.57
                                                ------------  ------------ ------------    ------------ ------------- ------------
          Total earning assets                      344,935        20,888         8.09         319,620        20,421         8.53
                                                ------------  ------------ ------------    ------------ ------------- ------------

Cash and due from banks                              11,705                                     10,630
Other assets, net                                     9,400                                      8,331
                                                ------------                               ------------
          TOTAL ASSETS                          $  366,040                                 $  338,581
                                                ============                               ============

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
     NOW accounts                               $    43,072           400         1.24     $    41,048           505         1.64
     Savings deposits                                26,474           404         2.04          27,725           472         2.28
     Money market accounts                           31,203           839         3.60          24,668           721         3.91
     Certificates and other time deposits           164,679         6,273         5.09         161,631         6,634         5.49
Retail repurchase agreements                         12,935           370         3.83           9,517           323         4.55
Federal Home Loan Bank advances                       6,399           239         4.99             --            --           --
Federal funds purchased                               1,752            69         5.24             202             9         5.84
                                                ------------  ------------ ------------    ------------ ------------- ------------
          Total interest-bearing liabilities        286,514         8,594         4.01         264,791         8,664         4.37
                                                ------------  ------------ ------------    ------------ ------------- ------------

Noninterest-bearing demand deposits                  40,139                                     36,968
Other liabilities                                     3,702                                      3,512
Shareholders' equity                                 35,685                                     33,310
                                                ------------                               ------------
          TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY           $  366,040                                 $  338,581
                                                ============                               ============

NET INTEREST INCOME AND SPREAD                                $    12,294         4.08 %                $    11,757          4.16 %
                                                              ============ ============                 ============= ============

NET YIELD ON EARNING ASSETS                                                       4.76 %                                     4.91 %
                                                                           ============                               ============


NINE MONTHS ENDED SEPTEMBER 30

                                                                                1999 Versus 1998
                                                                --------------------------------------------
                                                                     Interest Variance
                                                                         due to (1)
                                                                ----------------------------       Net
                                                                  Volume           Rate           Change
                                                                ------------    ------------    ------------
                                                               (Taxable Equivalent Basis, Dollars in Thousands)
EARNING ASSETS
Loans (2) (3)                                                   $       854     $      (844)    $        10
Investment securities (2):
     Taxable income                                                     740            (185)            555
     Non-taxable income                                                  14              (6)              8
Federal funds sold                                                      (90)            (16)           (106)
                                                                ------------    ------------    ------------
          Total earning assets                                        1,518          (1,051)            467
                                                                ------------    ------------    ------------

Cash and due from banks
Other assets, net

          TOTAL ASSETS


INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
     NOW accounts                                                        23            (128)           (105)
     Savings deposits                                                   (20)            (48)            (68)
     Money market accounts                                              179             (61)            118
     Certificates and other time deposits                               125            (486)           (361)
Retail repurchase agreements                                            104             (57)             47
Federal Home Loan Bank advances                                         239              --             239
Federal funds purchased                                                  61              (1)             60
                                                                ------------    ------------    ------------
          Total interest-bearing liabilities                            711            (781)            (70)
                                                                ------------    ------------    ------------

Noninterest-bearing demand deposits
Other liabilities
Shareholders' equity

          TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY


NET INTEREST INCOME AND SPREAD                                  $        807    $       (270)   $        537
                                                                ============    ============    ============

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

TABLE 2
AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS

THREE MONTHS ENDED SEPTEMBER 30                                  1999                                        1998
                                                  --------------------------------------   ---------------------------------------
                                                                              Average                                    Average
                                                                Interest       Rates                       Interest       Rates
                                                    Average      Income/      Earned/         Average      Income/       Earned/
                                                    Balance      Expense       Paid           Balance      Expense        Paid
                                                  ------------ ------------ ------------    ------------ ------------- ------------
                                                                     (Taxable Equivalent Basis, Dollars in Thousands)
EARNING ASSETS
Loans (2) (3)                                     $  243,424   $      5,259        8.59%    $  224,134   $      5,114         9.07%
Investment securities (2):
     Taxable income                                    89,109        1,457         6.54          74,626         1,290         6.92
     Non-taxable income                                19,634          379         7.71          20,096           393         7.81
Federal funds sold                                        335            5         5.29           3,875            54         5.57
                                                  ------------ ------------ ------------    ------------ ------------- ------------
          Total earning assets                        352,502        7,100         8.02         322,731         6,851         8.45
                                                  ------------ ------------ ------------    ------------ ------------- ------------

Cash and due from banks                                11,640                                    10,561
Other assets, net                                       9,002                                     8,449
                                                  ------------                              ------------
          TOTAL ASSETS                            $  373,144                                $  341,741
                                                  ============                              ============

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
     NOW accounts                                 $    42,850          126         1.16     $    41,005           157         1.51
     Savings deposits                                  26,417          134         2.01          27,023           151         2.22
     Money market accounts                             32,423          298         3.65          25,959           257         3.94
     Certificates and other time deposits             167,968        2,117         5.00         162,675         2,243         5.47
Retail repurchase agreements                           13,370          130         3.88          10,168           115         4.51
Federal Home Loan Bank advances                         7,119           90         4.99             --            --            --
Federal funds purchased                                 2,875           40         5.51             125             2         5.95
                                                  ------------ ------------ ------------    ------------ ------------- ------------
          Total interest-bearing liabilities          293,022        2,935         3.97         266,955         2,925         4.35
                                                  ------------ ------------ ------------    ------------ ------------- ------------

Noninterest-bearing demand deposits                    40,222                                    36,966
Other liabilities                                       4,109                                     3,703
Shareholders' equity                                   35,791                                    34,117
                                                  ------------                              ------------
          TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY             $  373,144                                $  341,741
                                                  ============                              ============

NET INTEREST INCOME AND SPREAD                                 $      4,165        4.05%                 $      3,926         4.10%
                                                               ============ ============                 ============= ============

NET YIELD ON EARNING ASSETS                                                        4.72%                                      4.85%
                                                                            ============                               ============


THREE MONTHS ENDED SEPTEMBER 30

                                                                                1999 Versus 1998
                                                                  --------------------------------------------
                                                                       Interest Variance
                                                                            due to (1)
                                                                  ----------------------------       Net
                                                                    Volume           Rate           Change
                                                                  ------------    ------------    ------------
                                                                 (Taxable Equivalent Basis, Dollars in Thousands)
EARNING ASSETS
Loans (2) (3)                                                     $       425   $        (280)  $         145
Investment securities (2):
     Taxable income                                                       241             (74)            167
     Non-taxable income                                                    (9)             (5)            (14)
Federal funds sold                                                        (46)             (3)            (49)
                                                                  ------------    ------------    ------------
          Total earning assets                                            611            (362)            249
                                                                  ------------    ------------    ------------

Cash and due from banks
Other assets, net

          TOTAL ASSETS


INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
     NOW accounts                                                           7             (38)            (31)
     Savings deposits                                                      (3)            (14)            (17)
     Money market accounts                                                 61             (20)             41
     Certificates and other time deposits                                  71            (197)           (126)
Retail repurchase agreements                                               33             (18)             15
Federal Home Loan Bank advances                                            90              --              90
Federal funds purchased                                                    38              --              38
                                                                  ------------    ------------    ------------
          Total interest-bearing liabilities                              297            (287)             10
                                                                  ------------    ------------    ------------

Noninterest-bearing demand deposits
Other liabilities
Shareholders' equity

          TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY


NET INTEREST INCOME AND SPREAD                                    $       314     $       (75)    $       239
                                                                  ============    ============    ============

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

         Management does not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis prepared and presented in conjunction with the Form 10-K Annual Report for the fiscal year ended December 31, 1998.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  Exhibits to this report are listed in the index to exhibits on pages 22 and 23 of this report.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended September 30, 1999.


                           -------------------------


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   FNB Corp.
                                                   (Registrant)


Date:    November 12, 1999                    By:  /s/ Jerry A. Little
                                                   -------------------------
                                                      Jerry A. Little
                                                      Treasurer and Secretary
                                                      (Principal Financial and
                                                      Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT NO.                  DESCRIPTION OF EXHIBIT
-----------                  ----------------------
   2.10   Agreement and Plan of Merger dated October 16, 1999 between the Registrant and
          Carolina Fincorp, Inc.

   2.11   Option Agreement dated October 16, 1999 between the Registrant and
          Carolina Fincorp, Inc.

*  3.10   Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant's Form S-14 Registration
          Statement (No. 2-96498) filed June 16, 1985.

*  3.11   Articles of Amendment to Articles of Incorporation of the Registrant,
          adopted May 10, 1988, incorporated herein by reference to Exhibit 19.10 to the Registrant's Form 10-Q Quarterly Report for the quarter ended
          June 30, 1988.

*  3.12   Articles of Amendment to Articles of Incorporation of the Registrant,
          adopted May 12, 1998, incorporated herein by reference to Exhibit 3.12 to the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

* 3.20    Amended and Restated Bylaws of the Registrant, adopted May 21, 1998, incorporated herein by reference to Exhibit 3.20 to the Registrant's Form 10-Q
          Quarterly Report for the quarter ended June 30, 1998.

*  4      Specimen of Registrant's Common Stock Certificate, incorporated herein by reference to Exhibit 4 to Amendment No. 1 to the Registrant's Form S-14
          Registration Statement (No. 2-96498) filed April 19, 1985.

* 10.10   Form of Split Dollar Insurance Agreement dated as of November 1, 1987 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 19.20 to the Registrant's Form 10-Q Quarterly Report for the Quarter ended
          June 30, 1988.

* 10.11   Form of Amendment to Split Dollar Insurance Agreement dated as of
          November 1, 1994 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 10.11 to the Registrant's Form 10-KSB Annual Report for the
          fiscal year ended December 31, 1994.

* 10.30   Copy of Stock Compensation Plan, as amended, effective May 12, 1998, incorporated herein by reference to Exhibit 10.30 the Registrant's Form 10-Q
          Quarterly Report for the quarter ended June 30, 1998.


EXHIBIT NO.                  DESCRIPTION OF EXHIBIT
-----------                  ----------------------
* 10.31   Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant's Stock
          Compensation Plan, incorporated herein by reference to Exhibit 10.31 to the Registrant's Form 10-KSB Annual Report for the fiscal year ended
          December 31, 1994.

* 10.32   Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant's Stock Compensation
          Plan, incorporated herein by reference to Exhibit 10.32 to the Registrant's
          Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

* 10.40   Copy of Employment Agreement dated as of December 27, 1995 between
          First National Bank and Trust Company and Michael C. Miller, incorporated herein by reference to Exhibit 10.50 to the Registrant's Form 10-KSB Annual
          Report for the fiscal year ended December 31, 1995.

   27     Financial Data Schedule for the nine months ended September 30, 1999.


*  Incorporated by reference to the statement or report indicated.