Form 10-K
period 1999-12-31
FNB CORP/NC
filed 2000-03-30
CIK 764811

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


                        COMMISSION FILE NUMBER 0-13823

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 23, 2000, the Registrant had 3,655,802 shares of $2.50 par value common stock outstanding. The aggregate market value of voting stock held by nonaffiliates of the Registrant, assuming, without admission, that all directors and officers of the Registrant may be deemed affiliates, was $44,671,000.

     Portions of the Proxy Statement of the Registrant for the Annual Meeting
of Shareholders to be held on May 9, 2000 are incorporated by reference in Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS REFERENCE INDEX




                                                                                                                     PAGE
                                                                                                                    ------
PART I       ITEM 1      BUSINESS ...............................................................................     3-5
             ITEM 2      PROPERTIES .............................................................................       5
             ITEM 3      LEGAL PROCEEDINGS
                         Not applicable.
             ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                         Not applicable.
PART II      ITEM 5      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ..............      23
             ITEM 6      SELECTED FINANCIAL DATA ................................................................       6
             ITEM 7      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                         OPERATIONS .............................................................................    7-23
             ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .............................   13-14
             ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                         Independent Auditors' Report ...........................................................      24
                         Consolidated Balance Sheets at December 31, 1999 and 1998 ..............................      25
                         Consolidated Statements of Income for each of the years in the three-year period ended
                         December 31, 1999 ......................................................................      26
                         Consolidated Statements of Shareholders' Equity and Comprehensive Income for each
                         of the years in the three-year period ended December 31, 1999 ..........................      27
                         Consolidated Statements of Cash Flows for each of the years in the three-year period
                         ended December 31, 1999 ................................................................      28
                         Notes to Consolidated Financial Statements .............................................   29-45
                         Quarterly Financial Data for 1999 and 1998 .............................................      23
             ITEM 9      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                         DISCLOSURE
                         Not applicable.
PART III     ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .....................................       *
             ITEM 11     EXECUTIVE COMPENSATION .................................................................       *
             ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .........................       *
             ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .........................................       *
PART IV      ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
                         (a)(1) Financial Statements (See Item 8 for reference).
                            (2) Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable.
                          (3) Exhibits have been filed separately with the Commission and are available upon
                              written request ...................................................................      47
                          (b) Reports on Form 8-K. During the quarter ended December 31, 1999, the
                              Registrant filed a Current Report on Form 8-K dated October 16, 1999, which reported under "Item 5" that the Registrant had entered into a definitive merger agreement to acquire Carolina Fincorp, Inc.
---------

* Information called for by Part III is incorporated herein by reference to portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders, as follows:
     Item 10 -- See information that appears under the headings "Election of Directors" and "Executive Officers".
     Item 11 -- See information that appears under the heading "Executive Compensation".
     Item 12 -- See information that appears under the headings "Voting Securities Outstanding and Principal Shareholders" and "Security Ownership of Management".
     Item 13 -- See information that appears under the heading "Indebtedness of Officers and Directors".

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

     The Bank, a full-service commercial bank, currently conducts all of its operations in Randolph, Montgomery and Chatham counties in North Carolina. Four offices, including the main office, are located in Asheboro. Additional community offices are located in Archdale (two offices), Biscoe, Ramseur, Randleman, Seagrove, Siler City and Trinity. Some of the major services offered include checking accounts, NOW accounts (including package account versions that offer a variety of products and services), money market accounts, savings accounts, certificates of deposit, holiday club accounts, individual retirement accounts, debit cards, credit cards and loans, both secured and unsecured, for business, agricultural and personal use. Certain banking services for both individual and business customers became available over the internet in a test environment in 1999, subsequently being offered to all customers in February 2000. The Bank also has automated teller machines and is a member of Plus, a national teller machine network, and Star, a regional network.

     On October 16, 1999, the Corporation entered into a definitive merger agreement to acquire Carolina Fincorp, Inc. ("Carolina Fincorp"), holding company for Richmond Savings Bank, Inc., SSB ("Richmond Savings"), headquartered in Rockingham, North Carolina. Under the terms of the agreement, Carolina Fincorp will be merged with a wholly-owned subsidiary of FNB Corp. formed for the purposes of effecting the merger, immediately after which, the subsidiary will be merged into FNB Corp. Following the merger of holding companies, Richmond Savings will be merged with and into the Bank. The merger will be accounted for as a pooling-of-interests transaction and is subject to several conditions, including approval by the shareholders of FNB Corp. and Carolina Fincorp and approval by applicable regulatory authorities. On March 21, 2000, the shareholders of both FNB Corp. and Carolina Fincorp voted to approve the merger, leaving certain contractual conditions of the merger agreement to be satisfied. Upon satisfaction of these conditions, the merger is anticipated to close early in the second quarter of 2000. To effect the merger, each share of Carolina Fincorp common stock will be converted into .79 (subject to possible adjustment) of a share of FNB Corp. common stock. At December 31, 1999, Carolina Fincorp operated five offices through Richmond Savings and had approximately $120,069,000 in total assets, $102,917,000 in deposits and $16,138,000 in stockholders' equity.

     On June 3, 1997, the Corporation entered into a definitive agreement to acquire a savings bank in Siler City, North Carolina. On January 28, 1998, as permitted by the agreement, the Board of Directors of the savings bank exercised its right to terminate the proposed combination due to the increase in the market value of FNB Corp. common stock above a specified level. The Corporation incurred certain costs in connection with the proposed acquisition. Those costs, which had been initially deferred, amounted to $305,000 and are included in terminated merger expenses in the consolidated statement of income for the year ended December 31, 1997.

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

     In the 1998 fourth quarter, the Bank received regulatory approval for establishment of a new branch office in Trinity, North Carolina. Construction of the permanent Trinity facility is expected to be complete in 2001, resulting in a total capital outlay of approximately $1,000,000, of which approximately one-third was recorded in 1998 related to the purchase of land. Prior to completion of the permanent facility, a temporary mobile office, which opened in August 1999, is being operated at this site.


YEAR 2000 READINESS

     As of the date of this report, the Corporation has not experienced any material effects related to the Year 2000 readiness problem. Although the Corporation has not been informed of any material risks associated with the Year 2000 problem from third parties, there can be no assurance that the Corporation will not be impacted in the future. The Corporation will continuously monitor its business applications and maintain contact with its third-party vendors and key business partners to resolve any Year 2000 problems that may arise in the future.

     For additional information on Year 2000 matters, see "Year 2000 Status" in "Management's Discussion and Analysis of Financial Condition and Results of Operations".


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


EMPLOYEES

     As of December 31, 1999, the Parent Company had three officers, all of whom were also officers of the Bank. On that same date, the Bank had 148 full-time employees and 20 part-time employees. The Bank considers its relationship with its employees to be excellent. The Bank provides employee benefit programs, including a noncontributory defined benefit pension plan, matching retirement/savings (401(k)) plan, group life, health and dental insurance, paid vacations, sick leave, and health care and life insurance benefits for retired employees.


PROPERTIES

     The main offices of the Bank and the principal executive offices of the Parent Company are located in an office building at 101 Sunset Avenue, Asheboro, North Carolina. The premises contain approximately 36,500 square feet of office space. The Bank also has other community offices in Asheboro (three offices), Archdale (two offices), Biscoe, Ramseur, Randleman, Seagrove, Siler City, and Trinity, North Carolina. Except as noted below, all premises are owned by the Bank in fee. The Randolph Mall office in Asheboro is under a lease expiring January 31, 2002. The Bush Hill office in Archdale is under a lease expiring January 31, 2002, with lease renewal options for up to an additional 20-year term. The land on which the Seagrove Office is situated is under a lease expiring June 30, 2016. At that time, the land is subject to a purchase option at a fixed price or lease renewal options for up to an additional 30-year term.

                            FNB CORP. AND SUBSIDIARY


                          FIVE YEAR FINANCIAL HISTORY



                                                                 1999          1998          1997          1996          1995
                                                            ------------- ------------- ------------- ------------- -------------
                                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF OPERATIONS
Interest income ...........................................   $  27,312     $  26,411     $  24,507     $  22,248     $  20,606
Interest expense ..........................................      11,815        11,591        10,576         9,612         9,002
                                                              ---------     ---------     ---------     ---------     ---------
Net interest income .......................................      15,497        14,820        13,931        12,636        11,604
Provision for loan losses .................................         405           390           600           490           515
                                                              ---------     ---------     ---------     ---------     ---------
Net interest income after provision for loan losses .......      15,092        14,430        13,331        12,146        11,089
Noninterest income ........................................       3,422         3,204         2,875         2,444         1,826
Noninterest expense .......................................      11,870        11,088        10,288         9,077         9,114
                                                              ---------     ---------     ---------     ---------     ---------
Income before income taxes ................................       6,644         6,546         5,918         5,513         3,801
Income taxes ..............................................       1,987         1,984         1,818         1,676         1,101
                                                              ---------     ---------     ---------     ---------     ---------
Net income ................................................   $   4,657     $   4,562     $   4,100     $   3,837     $   2,700
                                                              =========     =========     =========     =========     =========
PER SHARE DATA
Net income:
 Basic ....................................................   $   1.27      $   1.25      $   1.13           1.06     $    .75
 Diluted ..................................................       1.23          1.20          1.11           1.05          .75
Cash dividends declared ...................................        .51           .45           .38            .33          .26
Book value ................................................       9.81          9.58          8.76           7.96         7.23
BALANCE SHEET INFORMATION
Total assets ..............................................   $ 396,067     $ 356,623     $ 325,655     $ 307,134     $ 283,678
Investment securities .....................................     105,832       104,771        86,881        90,316        84,536
Loans .....................................................     265,029       229,722       217,451       195,273       179,923
Deposits ..................................................     322,767       304,690       280,548       271,380       250,144
Shareholders' equity ......................................      35,930        35,002        31,901        28,767        25,995
RATIOS (AVERAGES)
Return on assets ..........................................       1.25%         1.33%         1.30%          1.32%        1.00%
Return on shareholders' equity ............................      12.99         13.52         13.45          13.97        10.93
Shareholders' equity to assets ............................       9.64          9.85          9.68           9.41         9.17
Dividend payout ratio .....................................      40.07         36.03         33.21          31.02        34.62
Loans to deposits .........................................      78.14         76.41         74.72          72.87        73.10
Net yield on earning assets, taxable equivalent basis .....       4.70          4.88          4.99           4.90         4.84

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


OVERVIEW

     The Corporation earned $4,657,000 in 1999, a 2.1% increase in net income from 1998. Basic earnings per share increased from $1.25 in 1998 to $1.27 in 1999 and diluted earnings per share increased from $1.20 to $1.23. Total assets were $396,067,000 at December 31, 1999, up 11.1% from year-end 1998. Loans amounted to $265,029,000 at December 31, 1999, up 15.4% from the prior year. Total deposits grew 5.9% to $322,767,000 in 1999.

     On October 16, 1999, the Corporation entered into a definitive merger agreement to acquire Carolina Fincorp, Inc. ("Carolina Fincorp"), holding company for Richmond Savings Bank, Inc., SSB ("Richmond Savings"), headquartered in Rockingham, North Carolina. Under the terms of the agreement, Carolina Fincorp will be merged with a wholly-owned subsidiary of FNB Corp. formed for the purposes of effecting the merger, immediately after which, the subsidiary will be merged into FNB Corp. Following the merger of holding companies, Richmond Savings will be merged with and into the Bank. The merger will be accounted for as a pooling-of-interests transaction and is subject to several conditions, including approval by the shareholders of FNB Corp. and Carolina Fincorp and approval by applicable regulatory authorities. On March 21, 2000, the shareholders of both FNB Corp. and Carolina Fincorp voted to approve the merger, leaving certain contractual conditions of the merger agreement to be satisfied. Upon satisfaction of these conditions, the merger is anticipated to close early in the second quarter of 2000. To effect the merger, each share of Carolina Fincorp common stock will be converted into .79 (subject to possible adjustment) of a share of FNB Corp. common stock. At December 31, 1999, Carolina Fincorp operated five offices through Richmond Savings and had approximately $120,069,000 in total assets, $102,917,000 in deposits and $16,138,000 in stockholders' equity.

     On June 3, 1997, the Corporation entered into a definitive agreement to acquire a savings bank in Siler City, North Carolina. On January 28, 1998, as permitted by the agreement, the Board of Directors of the savings bank exercised its right to terminate the proposed combination due to the increase in the market value of FNB Corp. common stock above a specified level. The Corporation incurred certain costs in connection with the proposed acquisition. Those costs, which had been initially deferred, amounted to $305,000 and are included in terminated merger expenses in the consolidated statement of income for the year ended December 31, 1997.

     The 1998 operating results were impacted by special fourth quarter charges of $302,000 relating to a major data processing conversion. Similarly, 1997 operating results were affected by the fourth quarter recognition of $305,000 in terminated merger expenses as discussed above.


EARNINGS REVIEW

     The Corporation's net income increased $95,000 in 1999, up 2.1% over 1998. Earnings were positively impacted in 1999 by increases of $677,000 or 4.6% in net interest income and $218,000 in noninterest income. These gains were significantly offset, however, by an increase of $782,000 in noninterest expense. Special noninterest expense charges, relating to a major data processing conversion, significantly affected the 1998 fourth quarter operating results, as noted in the "Overview", and to a lesser extent affected the 1999 operating results, especially in the first quarter.

     The Corporation's net income increased $462,000 in 1998, up 11.3% over 1997. Earnings were positively impacted in 1998 by increases of $889,000 or 6.4% in net interest income and $329,000 in noninterest income and by a $210,000 reduction in the provision for loan losses. These gains were significantly offset, however, by an increase of $800,000 in noninterest expense. The effect of special noninterest expense charges in both 1998 and 1997, as discussed in the "Overview", tended to offset on a comparative basis.

     Return on average assets, reflecting the effect of a faster rate of growth in average total assets than in net income, declined from 1.33% in 1998 to 1.25% in 1999. Return on average assets improved in 1998 from 1.30% in 1997. Similarly, return on average shareholders' equity decreased to 12.99% in 1999 after increasing to 13.52% in 1998 from 13.45% in 1997.

NET INTEREST INCOME

     Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

     Net interest income was $15,497,000 in 1999 compared to $14,820,000 in 1998. The increase of $677,000 or 4.6% resulted primarily from a 8.6% increase in the level of average earning assets, the effect of which was partially offset by a decline in the net yield on earning assets, or net interest margin, from 4.88% in 1998 to 4.70% in 1999. In 1998, there was a $889,000 or 6.4%
increase in net interest income reflecting a 9.0% increase in average earning assets as partially offset by a decline in the net interest margin from 4.99% in 1997. On a taxable equivalent basis, the increases in net interest income in 1999 and 1998 were $731,000 and $960,000, respectively, reflecting changes in the relative mix of taxable and non-taxable earning assets in each year.

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

TABLE 1
AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS



                                                        1999                                   1998
                                       -------------------------------------- --------------------------------------
                                                    INTEREST                               INTEREST
                                         AVERAGE     INCOME/   AVERAGE RATES    AVERAGE     INCOME/   AVERAGE RATES
                                         BALANCE     EXPENSE    EARNED/PAID     BALANCE     EXPENSE    EARNED/PAID
                                       ----------- ---------- --------------- ----------- ---------- ---------------
                                                     (TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)
EARNING ASSETS
Loans (1) (2) ........................  $241,550    $20,854         8.63%      $224,972    $20,393         9.06%
Investment securities (1):
 Taxable income ......................    87,627      5,820         6.64         75,002      5,225         6.97
 Non-taxable income ..................    19,832      1,540         7.76         19,780      1,547         7.82
Federal funds sold ...................     1,849         94         5.10          3,417        188         5.51
                                        --------    -------         ----       --------    -------         ----
  Total earning assets ...............   350,858     28,308         8.07        323,171     27,353         8.46
                                        --------    -------         ----       --------    -------         ----
Cash and due from banks ..............    11,871                                 10,800
Other assets, net ....................     9,167                                  8,491
                                        --------                               --------
  TOTAL ASSETS .......................  $371,896                               $342,462
                                        ========                               ========
INTEREST-BEARING
 LIABILITIES
Interest-bearing deposits:
 NOW accounts ........................  $ 43,025        525         1.22       $ 41,353        648         1.57
 Savings deposits ....................    26,273        535         2.03         27,414        614         2.24
 Money market accounts ...............    31,839      1,154         3.62         25,430        977         3.84
 Certificates and other time
  deposits ...........................   167,784      8,582         5.12        162,484      8,879         5.46
Retail repurchase agreements .........    12,971        501         3.87         10,169        444         4.37
Federal Home Loan Bank
 advances ............................     8,567        433         5.05             --         --           --
Federal funds purchased ..............     1,590         85         5.38            539         29         5.32
                                        --------    -------         ----       --------    -------         ----
  Total interest-bearing
    liabilities ......................   292,049     11,815         4.05        267,389     11,591         4.33
                                        --------    -------         ----       --------    -------         ----
Noninterest-bearing demand
 deposits ............................    40,201                                 37,730
Other liabilities ....................     3,797                                  3,601
Shareholders' equity .................    35,849                                 33,742
                                        --------                               --------
  TOTAL LIABILITIES AND
    SHAREHOLDERS'
    EQUITY ...........................  $371,896                               $342,462
                                        ========                               ========
NET INTEREST INCOME
 AND SPREAD ..........................              $16,493         4.02%                  $15,762         4.13%
                                                    =======         ====                   =======         ====
NET YIELD ON EARNING
 ASSETS ..............................                              4.70%                                  4.88%
                                                                    ====                                   ====



                                                       1997
                                       ------------------------------------
                                                    INTEREST
                                         AVERAGE    INCOME/   AVERAGE RATES
                                         BALANCE    EXPENSE    EARNED/PAID
                                       ----------- --------- --------------
                                       (TAXABLE EQUIVALENT BASIS, DOLLARS IN
                                                    THOUSANDS)
EARNING ASSETS
Loans (1) (2) ........................  $205,127    $18,813        9.17%
Investment securities (1):
 Taxable income ......................    70,817      4,975        7.03
 Non-taxable income ..................    17,741      1,435        8.09
Federal funds sold ...................     2,813        155        5.51
                                        --------    -------        ----
  Total earning assets ...............   296,498     25,378        8.56
                                        --------    -------        ----
Cash and due from banks ..............     9,985
Other assets, net ....................     8,267
                                        --------
  TOTAL ASSETS .......................  $314,750
                                        ========
INTEREST-BEARING
 LIABILITIES
Interest-bearing deposits:
 NOW accounts ........................  $ 38,017        677        1.78
 Savings deposits ....................    29,199        678        2.32
 Money market accounts ...............    19,459        707        3.63
 Certificates and other time
  deposits ...........................   150,566      8,206        5.45
Retail repurchase agreements .........     6,229        281        4.51
Federal Home Loan Bank
 advances ............................        --         --          --
Federal funds purchased ..............       473         27        5.71
                                        --------    -------        ----
  Total interest-bearing
    liabilities ......................   243,943     10,576        4.34
                                        --------    -------        ----
Noninterest-bearing demand
 deposits ............................    37,289
Other liabilities ....................     3,038
Shareholders' equity .................    30,480
                                        --------
  TOTAL LIABILITIES AND
    SHAREHOLDERS'
    EQUITY ...........................  $314,750
                                        ========
NET INTEREST INCOME
 AND SPREAD ..........................              $14,802        4.22%
                                                    =======        ====
NET YIELD ON EARNING
 ASSETS ..............................                             4.99%
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

     The average prime rate of interest has been relatively stable in recent years, amounting to 7.99%, 8.37% and 8.44% in 1999, 1998 and 1997, respectively. This general stability has tended to apply to the interest rates both earned and paid by the Bank. During the last three months of 1998, however, a significant change occurred in the level of the prime rate when the Federal Reserve took action on the level of interest rates in response to the downturn of the economies of certain Asian and Latin American countries and the effects or potential effects of those downturns on the U.S. economy. In rapid succession, three 25 basis point cuts were recorded in the prime rate, lowering it from 8.50% to 7.75%. This decrease in the prime rate has tended to negatively impact the Corporation's net interest margin and net interest spread. Due to subsequent concern about inflationary pressures that appeared to be building in the U. S. economy, the Federal Reserve elected to raise the level of interest rates in the third and fourth quarters of 1999, resulting in three 25 basis point increases in the prime rate that raised it from 7.75% to 8.50%, thereby effectively reversing the rate reductions that occurred in 1998.

     In 1999, the net interest spread declined by 11 basis points from 4.13% in 1998 to 4.02% in 1999, reflecting a decrease in the average total yield on earning assets that was only partially offset by a decrease in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets decreased by 39 basis points from 8.46% in 1998 to 8.07% in 1999, while the cost of funds decreased by 28 basis points in moving from 4.33% to 4.05%. In 1998, the 9 basis points decrease in net interest spread resulted from a 10 basis points decrease in the yield on earning assets as partially offset by a 1 basis point decrease in the cost of funds.

     The 1999 and 1998 changes in net interest income on a taxable equivalent basis, as measured by volume and rate variances, are analyzed in Table 2. Volume refers to the average dollar level of earning assets and interest-bearing liabilities.


TABLE 2
VOLUME AND RATE VARIANCE ANALYSIS



                                                       1999 VERSUS 1998                     1998 VERSUS 1997
                                              ----------------------------------- ------------------------------------
                                                VARIANCE DUE TO(1)                   VARIANCE DUE TO(1)
                                              ----------------------              ------------------------
                                                VOLUME       RATE     NET CHANGE    VOLUME        RATE      NET CHANGE
                                              ---------- ----------- ------------ ---------- ------------- -----------
                                                              (TAXABLE EQUIVALENT BASIS, IN THOUSANDS)
INTEREST INCOME
 Loans (2) ..................................   $1,457    $   (996)     $ 461       $1,807      $ (227)      $ 1,580
 Investment securities (2):
   Taxable income ...........................      851        (256)       595          293         (43)          250
   Non-taxable income .......................        4         (11)        (7)         161         (49)          112
 Federal funds sold .........................      (81)        (13)       (94)          33          --            33
                                                ------    --------      -------     ------      ------       -------
    Total interest income ...................    2,231      (1,276)       955        2,294        (319)        1,975
                                                ------    --------      -------     ------      ------       -------
INTEREST EXPENSE
 Interest-bearing deposits:
   NOW accounts .............................       25        (148)      (123)          56         (85)          (29)
   Savings deposits .........................      (24)        (55)       (79)         (41)        (23)          (64)
   Money market accounts ....................      235         (58)       177          227          43           270
   Certificates and other time deposits .....      278        (575)      (297)         658          15           673
 Retail repurchase agreements ...............      112         (55)        57          172            (9)        163
 Federal Home Loan Bank advances ............      433          --        433           --          --            --
 Federal funds purchased ....................       56          --         56            4            (2)          2
                                                ------    --------      -------     ------      ---------    -------
    Total interest expense ..................    1,115        (891)       224        1,076         (61)        1,015
                                                ------    --------      -------     ------      --------     -------
NET INTEREST INCOME .........................   $1,116    $   (385)     $ 731       $1,218      $ (258)      $   960
                                                ======    ========      =======     ======      ========     =======

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


PROVISION FOR LOAN LOSSES

     This provision is the charge against earnings to provide an allowance or reserve for probable losses inherent in the loan portfolio. The amount of each year's charge is affected by several considerations including management's evaluation of various risk factors in determining the adequacy of the allowance (see "Asset Quality"), actual loan loss experience and loan portfolio growth. In 1999, earnings were negatively impacted by a $15,000 increase in the provision. In 1998, there was a positive impact from a $210,000 provision decrease.

     The allowance for loan losses, as a percentage of loans outstanding, amounted to 1.04% at December 31, 1999 and 1.10% at December 31, 1998. The reduction in the allowance percentage reflected changes in the loan portfolio mix. As discussed in "Loans", the 1-4 family residential mortgage loan portfolio, which requires a relatively lower level of reserve for loan losses, significantly increased in 1999. Further, a riskier loan segment, retail installment loan contracts purchased from automobile and equipment dealers, has been discontinued.


NONINTEREST INCOME

     Noninterest income increased $218,000 or 6.8% in 1999 and $329,000 or 11.4% in 1998, reflecting in part the general increase in the volume of business. The increase in service charges on deposit accounts in 1999 was primarily due to the selected increases in service charges that became effective in the 1999 first quarter. The 1998 increase in service charges on deposit accounts resulted partially from the implementation for a full year of the service charge increases that became effective in the 1997 second quarter. Further, there was increased revenue in 1998 from a NOW account version that provides a package of products and services for a stated monthly fee as a result of increases in the number of such accounts and in the stated monthly fee, the new fee having become effective in the 1997 fourth quarter.

     The increase in annuity and brokerage commissions in 1999 related to a general increase in both sales of annuity products and the volume of brokerage services, while the opposite was true in 1998 when such commissions declined. The level of other service charges, commissions and fees was higher in 1999 due largely to a significantly greater annual commission adjustment in 1999 on sales of credit life insurance, such adjustment being paid in the first quarter of each year and based on prior year claims. Other income was lower in 1999 due mainly to a reduction in gains on loan sales, but the comparison to 1998 was also impacted by the $39,000 recovery in 1998 of a portion of certain expenses, initially recorded in the 1997 fourth quarter, related to a terminated merger agreement with another financial institution (see "Overview"). Other income was higher in 1998 due largely to increases in gains on loan sales and in fees for trust services and to the $39,000 recovery of a portion of the terminated merger expenses.


NONINTEREST EXPENSE

     Noninterest expense was $782,000 or 7.1% higher in 1999 due largely to increased personnel expense, the effect of a major data processing conversion and the continuing effects of inflation. The level of noninterest expense was further affected by the opening of a new branch office in August 1999 (see "Business Development Matters"). Personnel expense was impacted by increased staffing requirements, especially as related to the data processing conversion, and by normal salary adjustments. Net occupancy expense was affected by increased maintenance charges. Furniture and equipment expense increased largely as a result of the data processing conversion, especially for depreciation charges. Advertising and marketing expense, included in "other expense", increased significantly in 1998 above the level of prior years due primarily to new programs undertaken that included an advertising campaign based on customer testimonials and a major marketing plan centered around the "YES YOU CAN, YES WE CAN(R)" program. Significant advertising and marketing expenditures continued in 1999 for the new marketing plan resulting in a $13,000 expense increase over 1998.

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

     Noninterest expense was $800,000 or 7.8% higher in 1998 due in part to charges of $302,000 relating to the major data processing conversion discussed above. The remaining net increase of $498,000 was due largely to increased personnel expense, new advertising and marketing programs and the continuing effects of inflation. Personnel expense was impacted by increased staffing requirements and normal salary adjustments. Advertising and marketing expense, included in "other expense", increased $223,000 due primarily to new programs discussed above.

INCOME TAXES

     The effective income tax rate, impacted by a series of scheduled annual reductions in the state income tax rate, amounted to 29.9% in 1999, 30.3% in 1998 and 30.7% in 1997.


LIQUIDITY

     Liquidity refers to the continuing ability of the Bank to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to the Parent Company for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from five major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold, (c) lines for the purchase of federal funds from other banks, (d) the $47,500,000 line of credit established at the Federal Home Loan Bank, less existing advances against that line, and (e) the available-for-sale securities portfolio. Further, while available-for-sale securities are intended to be a source of immediate liquidity, the entire investment securities portfolio is managed to provide both income and a ready source of liquidity. All debt securities are of investment grade quality and, if the need arises, can be promptly liquidated on the open market or pledged as collateral for short-term borrowing.

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

     The Bank's balance sheet was liability-sensitive at December 31, 1999. A liability-sensitive position means that in gap measurement periods of one year or less there are more liabilities than assets subject to immediate repricing as market rates change. Because immediately rate sensitive interest-bearing liabilities exceed rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the NOW, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

     Table 3 presents information about the periods in which the interest-sensitive assets and liabilities at December 31, 1999 will either mature or be subject to repricing in accordance with market rates, and the resulting interest-sensitivity gaps. This table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of what the sensitivity will be on other dates. As a simplifying assumption concerning repricing behavior, 50% of the NOW, savings and money market deposits are assumed to reprice immediately and 50% are assumed to reprice beyond one year.

TABLE 3
INTEREST RATE SENSITIVITY ANALYSIS



                                                                         DECEMBER 31, 1999
                                                             ------------------------------------------
                                                                       RATE MATURITY IN DAYS
                                                             ------------------------------------------
                                                                  1-90         91-180        181-365
                                                             ------------- ------------- --------------
                                                                       (DOLLARS IN THOUSANDS)
EARNING ASSETS
 Loans .....................................................   $  92,771     $  13,638     $   12,525
 Investment securities .....................................         461           818            809
                                                               ---------     ---------     ----------
   Total earning assets ....................................      93,232        14,456         13,334
                                                               ---------     ---------     ----------
INTEREST-BEARING LIABILITIES
 NOW accounts ..............................................      21,463            --             --
 Savings deposits ..........................................      12,495            --             --
 Money market accounts .....................................      16,963            --             --
 Time deposits of $100,000 or more .........................      33,796        21,417         11,084
 Other time deposits .......................................      33,980        30,858         28,820
 Retail repurchase agreements ..............................      10,667            --             --
 Federal Home Loan Bank advances ...........................          --            --             --
 Federal funds purchased ...................................       7,735            --             --
                                                               ---------     ---------     ----------
   Total interest-bearing liabilities ......................     137,099        52,275         39,904
                                                               ---------     ---------     ----------
INTEREST SENSITIVITY GAP ...................................   $ (43,867)    $ (37,819)    $  (26,570)
                                                               =========     =========     ==========
Cumulative gap .............................................   $ (43,867)    $ (81,686)    $ (108,256)
Ratio of interest-sensitive assets to interest-sensitive
 liabilities ...............................................          68%           28%            33%



                                                                  DECEMBER 31, 1999
                                                             ---------------------------
                                                                 BEYOND
                                                                ONE YEAR       TOTAL
                                                             ------------- -------------
                                                               (DOLLARS IN THOUSANDS)
EARNING ASSETS
 Loans .....................................................   $ 146,095     $ 265,029
 Investment securities .....................................     103,744       105,832
                                                               ---------     ---------
   Total earning assets ....................................     249,839       370,861
                                                               ---------     ---------
INTEREST-BEARING LIABILITIES
 NOW accounts ..............................................      21,463        42,926
 Savings deposits ..........................................      12,495        24,990
 Money market accounts .....................................      16,964        33,927
 Time deposits of $100,000 or more .........................       6,327        72,624
 Other time deposits .......................................      15,459       109,117
 Retail repurchase agreements ..............................          --        10,667
 Federal Home Loan Bank advances ...........................      15,000        15,000
 Federal funds purchased ...................................          --         7,735
                                                               ---------     ---------
   Total interest-bearing liabilities ......................      87,708       316,986
                                                               ---------     ---------
INTEREST SENSITIVITY GAP ...................................   $ 162,131     $  53,875
                                                               =========     =========
Cumulative gap .............................................   $  53,875     $  53,875
Ratio of interest-sensitive assets to interest-sensitive
 liabilities ...............................................         285%          117%

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

     Table 4 presents information about the contractual maturities, average interest rates and estimated fair values of financial instruments considered market risk sensitive at December 31, 1999.


TABLE 4
MARKET RISK ANALYSIS OF FINANCIAL INSTRUMENTS



                                            CONTRACTUAL MATURITIES AT DECEMBER 31, 1999
                           ------------------------------------------------------------------------------
                                                                                     BEYOND                 AVERAGE   ESTIMATED
                                                                                      FIVE                 INTEREST     FAIR
                              2000       2001       2002       2003       2004       YEARS       TOTAL     RATE (1)     VALUE
                           ---------- ---------- ---------- ---------- ---------- ----------- ----------- ---------- ----------
                                                                  (DOLLARS IN THOUSANDS)
FINANCIAL ASSETS
 Debt securities (2) .....  $  2,086   $  3,590   $  1,128   $  4,843   $  7,228   $ 88,368    $107,243       6.86%   $102,690
 Loans (3):
   Fixed rate ............    34,734     18,704     17,226     12,987     13,133     68,187     164,971       8.30     158,987
   Variable rate .........    27,598     12,366      9,099      7,384      9,534     34,077     100,058       8.86     100,026
                            --------   --------   --------   --------   --------   --------    --------               --------
    Total ................  $ 64,418   $ 34,660   $ 27,453   $ 25,214   $ 29,895   $190,632    $372,272       8.04    $361,703
                            ========   ========   ========   ========   ========   ========    ========               ========
FINANCIAL LIABILITIES
 Now accounts ............  $     --   $     --   $     --   $     --   $     --   $     --      42,926       1.15    $ 42,926
 Savings deposits ........        --         --         --         --         --         --      24,990       1.73      24,990
 Money market
   accounts ..............        --         --         --         --         --         --      33,927       3.69      33,927
 Time deposits:
   Fixed rate ............   146,215     10,705      9,971        245        863         --     167,999       5.28     168,883
   Variable rate .........     4,966      8,333        328        115         --         --      13,742       5.47      13,742
 Retail repurchase
   agreements ............        --         --         --         --         --         --      10,667       3.97      10,667
 Federal Home Loan
   Bank advances .........        --         --         --         --      3,000     12,000      15,000       5.06      13,994
 Federal funds
   purchased .............        --         --         --         --         --         --       7,735       5.18       7,735
                            --------   --------   --------   --------   --------   --------    --------               --------
    Total ................  $151,181   $ 19,038   $ 10,299   $    360   $  3,863   $ 12,000    $316,986       4.22    $316,864
                            ========   ========   ========   ========   ========   ========    ========               ========

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


CAPITAL ADEQUACY

     Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution's ongoing trading activities. At December 31, 1999, FNB Corp. and the Bank were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital. Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%. At December 31, 1999, FNB Corp. and the Bank had total capital ratios of 15.05% and 14.48%, respectively, and Tier 1 capital ratios of 14.03% and 13.46%.

     The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At December 31, 1999, FNB Corp. and the Bank had leverage capital ratios of 9.66% and 9.27%, respectively.

     The Bank is also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, the Bank must have a minimum ratio for total capital of 10.00%, for Tier 1 capital of 6.00% and for leverage capital of 5.00%. As noted above, the Bank met all of those ratio requirements at December 31, 1999 and, accordingly, is well-capitalized under the regulatory framework for prompt corrective action.


BALANCE SHEET REVIEW

     Asset growth was higher in 1999 than in 1998. Total assets increased $39,444,000 or 11.1% in 1999 compared to $30,968,000 or 9.5% in 1998. Deposits grew $18,077,000 or 5.9% and $24,142,000 or 8.6%, respectively, in the same periods. Retail repurchase agreements declined $817,000 in 1999 but increased in 1998 to fund $4,047,000 of the asset growth in that year. A portion of the 1999 asset growth was funded by initial advances totaling $15,000,000 from the Federal Home Loan Bank. The average asset growth rates were 8.6% in 1999 and 8.8% in 1998. The corresponding average deposit growth rates were 5.0% and 7.2%.

INVESTMENT SECURITIES

     Investments are carried on the consolidated balance sheet at estimated fair value for available-for-sale securities and at amortized cost for held-to-maturity securities. Table 5 presents information, on the basis of selected maturities, about the composition of the investment securities portfolio for each of the last three years.


TABLE 5
INVESTMENT SECURITIES PORTFOLIO ANALYSIS



                                                                   DECEMBER 31
                                            ---------------------------------------------------------
                                                            1999                    1998       1997
                                            ------------------------------------ ---------- ---------
                                                         ESTIMATED     TAXABLE
                                             AMORTIZED      FAIR     EQUIVALENT   CARRYING   CARRYING
                                                COST       VALUE      YIELD (1)     VALUE     VALUE
                                            ----------- ----------- ------------ ---------- ---------
                                                             (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
 U.S. Treasury:
   Within one year ........................   $   253     $   255        7.52%    $   756    $ 1,345
   One to five years ......................       248         250        7.17         527      1,280
                                              -------     -------                 -------    -------
    Total .................................       501         505        7.35       1,283      2,625
                                              -------     -------                 -------    -------
 U.S. Government agencies and corporations:
   Within one year ........................       503         503        7.73         350      1,750
   One to five years ......................     7,750       7,481        6.54       2,949      8,354
   Five to ten years ......................    45,853      43,214        6.52      39,000     18,880
                                              -------     -------                 -------    -------
    Total .................................    54,106      51,198        6.54      42,299     28,984
                                              -------     -------                 -------    -------
 Mortgage-backed securities ...............        --          --          --         230      2,422
                                              -------     -------                 -------    -------
 Total debt securities ....................    54,607      51,703        6.55      43,812     34,031
 Equity securities ........................     1,481       1,493                   1,146      1,095
                                              -------     -------                 -------    -------
    Total available-for-sale securities ...   $56,088     $53,196                 $44,958    $35,126
                                              =======     =======                 =======    =======
HELD TO MATURITY
 U.S. Government agencies and corporations:
   Within one year ........................   $    --     $    --          --     $ 1,201    $ 5,383
   One to five years ......................     4,296       4,197        6.48       8,294     18,597
   Five to ten years ......................    28,292      26,825        6.52      30,032      8,824
                                              -------     -------                 -------    -------
    Total .................................    32,588      31,022        6.51      39,527     32,804
                                              -------     -------                 -------    -------
 State, county and municipal:
   Within one year ........................     1,330       1,333       10.60         845        753
   One to five years ......................     4,495       4,545        8.56       5,261      3,992
   Five to ten years ......................     6,645       6,639        8.10       6,358      6,456
   Over ten years .........................     7,578       7,448        7.88       7,822      7,750
                                              -------     -------                 -------    -------
    Total .................................    20,048      19,965        8.29      20,286     18,951
                                              -------     -------                 -------    -------
    Total held-to-maturity securities .....   $52,636     $50,987        7.19     $59,813    $51,755
                                              =======     =======                 =======    =======

---------
(1) Yields are stated on a fully taxable equivalent basis, assuming a 34% federal income tax rate and applicable state income tax rate, reduced by the nondeductible portion of interest expense.

     Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. Because the growth in total assets exceeded that for loans in 1999, the level of investment securities was increased $1,061,000 or 1.0%. In 1998, when the growth in total assets far exceeded that for loans, there was a $17,890,000 or 20.6% increase in the level of investment securities. Investable funds not otherwise utilized are temporarily invested on an overnight basis as federal funds sold, the level of which is affected by such considerations as near-term loan demand and liquidity needs. Based on funds requirements, the Bank was a net purchaser of funds at December 31, 1999.

LOANS

     The Corporation's primary source of revenue and largest component of earning assets is the loan portfolio. Loans experienced growth of $35,307,000 or 15.4% in 1999 and $12,271,000 or 5.6% in 1998. Average loans increased $16,578,000 or 7.4% and $19,845,000 or 9.7%, respectively. The ratio of average loans to average deposits increased from 76.4% in 1998 to 78.1% in 1999. The ratio of loans to deposits at December 31, 1999 was 82.1%.

     Table 6 sets forth the major categories of loans for each of the last five years. The maturity distribution and interest sensitivity of selected loan categories at December 31, 1999 are presented in Table 7.


TABLE 6
LOAN PORTFOLIO COMPOSITION



                                                  DECEMBER 31
                                  -------------------------------------------
                                          1999                  1998
                                  --------------------- ---------------------
                                     AMOUNT       %        AMOUNT       %
                                  ----------- --------- ----------- ---------
                                            (DOLLARS IN THOUSANDS)
Commercial and agricultural .....  $125,273       47.3   $ 99,055       43.1
Real estate -- construction .....     2,320         .9      3,279        1.4
Real estate -- mortgage:
 1-4 family residential .........    97,694       36.8     88,591       38.6
 Commercial and other ...........    14,309        5.4     16,708        7.3
Consumer ........................    18,601        7.0     22,089        9.6
Leases ..........................     6,832        2.6         --        --
                                   --------      -----   --------      -----
    Total loans .................  $265,029      100.0   $229,722      100.0
                                   ========      =====   ========      =====



                                                             DECEMBER 31
                                  -----------------------------------------------------------------
                                          1997                  1996                  1995
                                  --------------------- --------------------- ---------------------
                                     AMOUNT       %        AMOUNT       %        AMOUNT       %
                                  ----------- --------- ----------- --------- ----------- ---------
                                                       (DOLLARS IN THOUSANDS)
Commercial and agricultural .....  $ 84,221       38.7   $ 62,678       32.1   $ 47,317       26.3
Real estate -- construction .....     4,989        2.3      4,348        2.2        759         .4
Real estate -- mortgage:
 1-4 family residential .........    81,182       37.3     68,887       35.3     57,664       32.0
 Commercial and other ...........    20,556        9.5     24,257       12.4     27,803       15.5
Consumer ........................    26,503       12.2     35,103       18.0     46,380       25.8
Leases ..........................        --        --          --        --          --        --
                                   --------      -----   --------      -----   --------      -----
    Total loans .................  $217,451      100.0   $195,273      100.0   $179,923      100.0
                                   ========      =====   ========      =====   ========      =====

TABLE 7
SELECTED LOAN MATURITIES



                                                     DECEMBER 31, 1999
                                      ------------------------------------------------
                                       ONE YEAR     ONE TO        OVER
                                        OR LESS   FIVE YEARS   FIVE YEARS     TOTAL
                                      ---------- ------------ ------------ -----------
                                                       (IN THOUSANDS)
Commercial and agricultural .........  $37,929      $55,465      $31,879    $125,273
Real estate -- construction .........    1,760          202          358       2,320
                                       -------      -------      -------    --------
    Total selected loans ............  $39,689      $55,667      $32,237    $127,593
                                       =======      =======      =======    ========
Sensitivity to rate changes:
 Fixed interest rates ...............  $16,598      $30,290      $18,384    $ 65,272
 Variable interest rates ............   23,091       25,377       13,853      62,321
                                       -------      -------      -------    --------
    Total ...........................  $39,689      $55,667      $32,237    $127,593
                                       =======      =======      =======    ========

     The commercial and agricultural loan portfolio experienced a very strong gain during 1999, and the 1-4 family mortgage loan portfolio grew significantly. Lease financing contracts, a new loan product in 1999, has further added to the balance of the total loan portfolio. Loan growth and the composition of the loan portfolio, however, have been affected by management's decision in March 1996 to discontinue the purchase of retail installment loan contracts from automobile and equipment dealers (see "Business Development Matters"). The outstanding balance of these loan contracts, which are primarily included in consumer loans, experienced net decreases in 1999 and 1998 of $2,782,000 and $5,929,000, respectively. Consequently, total consumer loans declined significantly during those periods.


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

     At December 31, 1999, the Bank had impaired loans with three borrowers which totaled $1,420,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $289,000. The payment of principal and interest on impaired loans with one borrower is guaranteed up to a specified percentage by an agency of the U. S. Government. Based on the balances outstanding at December 31, 1999, the guaranteed portion of impaired loans amounted to $792,000.

     Table 8 presents an analysis of the changes in the allowance for loan losses and of the level of nonperforming assets for each of the last five years. Information about management's allocation of the allowance for loan losses by loan category is presented in Table 9.


TABLE 8
ALLOWANCE FOR LOAN LOSSES AND NONPERFORMING ASSETS



                                                             1999        1998        1997        1996        1995
                                                         ----------- ----------- ----------- ----------- -----------
                                                                           (DOLLARS IN THOUSANDS)
ALLOWANCE FOR LOAN LOSSES
 Balance at beginning of year ..........................   $ 2,517     $ 2,294     $ 1,986     $ 1,903     $ 1,720
 Charge-offs:
   Commercial and agricultural .........................        49           9          66          24          84
   Real estate -- construction .........................        --          --          --          --          --
   Real estate -- mortgage .............................         2          --           2          12          --
   Consumer ............................................       277         327         389         532         393
   Leases ..............................................        --          --          --          --          --
                                                           -------     -------     -------     -------     -------
    Total charge-offs ..................................       328         336         457         568         477
                                                           -------     -------     -------     -------     -------
 Recoveries:
   Commercial and agricultural .........................        16          16          14          12           8
   Real estate -- construction .........................        --          --          --          --          --
   Real estate -- mortgage .............................        --          --          11           3           3
   Consumer ............................................       135         153         140         146         134
   Leases ..............................................        --          --          --          --          --
                                                           -------     -------     -------     -------     -------
    Total recoveries ...................................       151         169         165         161         145
                                                           -------     -------     -------     -------     -------
 Net loan charge-offs ..................................       177         167         292         407         332
 Provision for loan losses .............................       405         390         600         490         515
                                                           -------     -------     -------     -------     -------
 Balance at end of year ................................   $ 2,745     $ 2,517     $ 2,294     $ 1,986     $ 1,903
                                                           =======     =======     =======     =======     =======
NONPERFORMING ASSETS, AT END OF YEAR
 Nonaccrual loans ......................................   $ 1,451     $   731     $    51     $    65     $    26
 Accruing loans past due 90 days or more ...............       298         263         167         231         317
                                                           -------     -------     -------     -------     -------
    Total nonperforming loans ..........................     1,749         994         218         296         343
 Foreclosed assets .....................................         3          --          23          38          64
 Other real estate owned ...............................       115          --          27          --          --
                                                           -------     -------     -------     -------     -------
    Total nonperforming assets .........................   $ 1,867     $   994     $   268     $   334     $   407
                                                           =======     =======     =======     =======     =======
RATIOS
 Net loan charge-offs to average loans .................       .07%        .07%        .14%        .22%        .19%
 Net loan charge-offs to allowance for loan losses .....      6.45        6.63       12.74       20.49       17.45
 Allowance for loan losses to year-end loans ...........      1.04        1.10        1.05        1.02        1.06
 Total nonperforming loans to year-end loans ...........       .66         .43         .10         .15         .19

TABLE 9
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES



                                                                 DECEMBER 31
                                              -------------------------------------------------
                                                 1999      1998      1997      1996      1995
                                              --------- --------- --------- --------- ---------
                                                               (IN THOUSANDS)
Commercial and agricultural .................  $1,070    $  821    $  719    $  650    $  572
Real estate -- construction .................       6         8        12        10         9
Real estate -- mortgage .....................     530       492       493       439       384
Consumer ....................................     798       867       830       727       695
Leases ......................................      58        --        --        --        --
Unallocated .................................     283       329       240       160       243
                                               ------    ------    ------    ------    ------
    Total allowance for loan losses .........  $2,745    $2,517    $2,294    $1,986    $1,903
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

     The Bank's level and mix of deposits has been specifically affected by the following factors. The growth in money market accounts of $5,247,000 in 1999 and $6,211,000 in 1998 was due to a high-yield product that has had steady growth since its introduction in the 1996 fourth quarter. Time deposits of $100,000 or more accounted for $11,952,000 of total time deposit growth of $17,089,000 in 1999 and for $7,757,000 of total time deposit growth of $11,195,000 in 1998. Further, the level of time deposits obtained from governmental units fluctuates, amounting to $38,529,000, $25,905,000 and $24,431,000 at December 31, 1999, 1998 and 1997, respectively.

     Table 10 shows the year-end and average deposit balances for the years 1999, 1998 and 1997 and the changes in 1999 and 1998.


TABLE 10
ANALYSIS OF DEPOSITS



                                                             1999                              1998                   1997
                                              ---------------------------------- --------------------------------- ----------
                                                               CHANGE FROM                        CHANGE FROM
                                                                PRIOR YEAR                        PRIOR YEAR
                                                          ----------------------             ---------------------
                                                BALANCE      AMOUNT        %       BALANCE      AMOUNT       %       BALANCE
                                              ----------- ------------ --------- ----------- ----------- --------- ----------
                                                                          (DOLLARS IN THOUSANDS)
YEAR-END BALANCES
  Interest-bearing deposits:
   NOW accounts .............................  $ 42,926     $ (1,733)     (3.9)   $ 44,659    $  6,052       15.7   $ 38,607
   Savings deposits .........................    24,990       (1,487)     (5.6)     26,477      (1,227)     (4.4)     27,704
   Money market accounts ....................    33,927        5,247       18.3     28,680       6,211       27.6     22,469
                                               --------     --------              --------    --------              --------
    Total ...................................   101,843        2,027        2.0     99,816      11,036       12.4     88,780
   Certificates and other time deposits .....   181,741       17,089       10.4    164,652      11,195        7.3    153,457
                                               --------     --------              --------    --------              --------
    Total interest-bearing deposits .........   283,584       19,116        7.2    264,468      22,231        9.2    242,237
  Noninterest-bearing demand deposits .......    39,183       (1,039)     (2.6)     40,222       1,911        5.0     38,311
                                               --------     --------              --------    --------              --------
    Total deposits ..........................  $322,767     $ 18,077        5.9   $304,690    $ 24,142        8.6   $280,548
                                               ========     ========              ========    ========              ========
AVERAGE BALANCES
  Interest-bearing deposits:
   NOW accounts .............................  $ 43,025     $  1,672        4.0   $ 41,353    $  3,336        8.8   $ 38,017
   Savings deposits .........................    26,273       (1,141)     (4.2)     27,414      (1,785)     (6.1)     29,199
   Money market accounts ....................    31,839        6,409       25.2     25,430       5,971       30.7     19,459
                                               --------     --------              --------    --------              --------
    Total ...................................   101,137        6,940        7.4     94,197       7,522        8.7     86,675
   Certificates and other time deposits .....   167,784        5,300        3.3    162,484      11,918        7.9    150,566
                                               --------     --------              --------    --------              --------
    Total interest-bearing deposits .........   268,921       12,240        4.8    256,681      19,440        8.2    237,241
  Noninterest-bearing demand deposits .......    40,201        2,471        6.5     37,730         441        1.2     37,289
                                               --------     --------              --------    --------              --------
    Total deposits ..........................  $309,122     $ 14,711        5.0   $294,411    $ 19,881        7.2   $274,530
                                               ========     ========              ========    ========              ========

BUSINESS DEVELOPMENT MATTERS

     As discussed in the "Overview" and Note 18 to Consolidated Financial Statements, the Corporation has entered into a definitive merger agreement to acquire Carolina Fincorp, headquartered in Rockingham, North Carolina. Under the terms of the agreement, Carolina Fincorp will be merged with a wholly-owned subsidiary of FNB Corp. formed for the purposes of effecting the merger. The merger is anticipated to close early in the second quarter of 2000.

     In 1997, the Corporation entered into a definitive agreement to acquire a savings bank in Siler City, North Carolina. On January 28, 1998, as permitted by the agreement, the Board of Directors of the savings bank exercised its right to terminate the proposed combination due to the increase in the market value of FNB Corp. common stock above a specified level.

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

     In the 1998 fourth quarter, the Bank received regulatory approval for establishment of a new branch office in Trinity, North Carolina. Construction of the permanent Trinity facility is expected to be complete in 2001, resulting in a total capital outlay of approximately $1,000,000, of which approximately one-third was recorded in 1998 related to the purchase of land. Prior to completion of the permanent facility, a temporary mobile office, which opened in August 1999, is being operated at this site.

     Management decided in March 1996 that the Bank would discontinue the purchase of retail installment loan contracts from automobile and equipment dealers, due largely to the declining yields being experienced in this loan program. Contracts of this nature included in loans at December 31, 1999, 1998 and 1997 amounted to $963,000, $3,745,000 and $9,674,000, respectively. While there will be no purchases of new contracts, current plans call for the collection of outstanding loans based on their contractual terms. The funds previously invested in this loan program are being redeployed, as loan payments occur, to other loan programs or to the investment securities portfolio.


YEAR 2000 STATUS

     As of the date of this report, the Corporation has not experienced any material effects related to the Year 2000 readiness problem. Although the Corporation has not been informed of any material risks associated with the Year 2000 problem from third parties, there can be no assurance that the Corporation will not be impacted in the future. The Corporation will continuously monitor its business applications and maintain contact with its third-party vendors and key business partners to resolve any Year 2000 problems that may arise in the future.

     The Corporation's cost of Year 2000 compliance was substantially less than the original estimate of approximately $200,000. Actual Year 2000 project expenditures totaled $116,000. Of this total, capital expenditures amounted to $69,000 and were all recorded in 1998. Project expenses amounted to $47,000 on a cumulative basis and $32,000 for the year ended December 31, 1999.


ACCOUNTING PRONOUNCEMENT MATTERS

     In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. At this time, the Corporation has not determined what effect, if any, that adoption of SFAS No. 133 will have on the consolidated financial statements.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", which requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS No. 134 is effective for the first fiscal quarter beginning after December 31, 1998, with earlier application permitted. As the Corporation does not have any mortgage-backed securities or other retained interests resulting from the securitization of mortgage loans held for sale, adoption of SFAS No. 134 did not have an effect on the consolidated financial statements.


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

CAUTIONARY STATEMENT FOR PURPOSE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as "believes", "expects", "plans", "projects", "goals", "estimates", "may", "could", "should", or "anticipates" or the negative thereof or other variations thereon of comparable terminology, or by discussions of strategy that involve risks and uncertainties. In addition, from time to time, the Corporation or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Corporation with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Corporation. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Corporation wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect the Corporation's actual results, causing actual results to differ materially from those in any forward-looking statement. These factors include: (i) expected cost savings from the proposed merger with Carolina Fincorp may not materialize, (ii) the Corporation may experience greater than expected deposit attrition, customer loss, or revenue loss following completion of the proposed merger, (iii) competitive pressure in the banking industry or in the Corporation's markets may increase significantly,
(iv) changes in the interest rate environment may reduce margins, (v) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration,
(vi) changes may occur in banking legislation and in the environment, (vii) changes may occur in general business conditions and inflation and (viii) changes may occur in the securities markets.

TABLE 11
QUARTERLY FINANCIAL DATA



                                                         FIRST       SECOND        THIRD       FOURTH
                                                     ------------ ------------ ------------ ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
1999
Interest income ....................................   $  6,626     $  6,665     $  6,853     $  7,168
Interest expense ...................................      2,826        2,833        2,935        3,221
                                                       --------     --------     --------     --------
Net interest income ................................      3,800        3,832        3,918        3,947
Provision for loan losses ..........................         65           95           60          185
                                                       --------     --------     --------     --------
Net interest income after provision for loan losses       3,735        3,737        3,858        3,762
Noninterest income .................................        838          867          841          876
Noninterest expense ................................      2,941        2,875        3,037        3,017
                                                       --------     --------     --------     --------
Income before income taxes .........................      1,632        1,729        1,662        1,621
Income taxes .......................................        487          528          509          463
                                                       --------     --------     --------     --------
Net income .........................................   $  1,145     $  1,201     $  1,153     $  1,158
                                                       ========     ========     ========     ========
Per share data:
  Net income:
   Basic ...........................................   $    .31     $    .33     $    .32     $    .32
   Diluted .........................................        .30          .32          .31          .31
  Cash dividends declared ..........................        .12          .12          .12          .15
  Common stock price (1):
   High ............................................      29.00        27.00        24.25        22.00
   Low .............................................      20.00        20.00        19.00        13.25
1998
Interest income ....................................   $  6,483     $  6,638     $  6,616     $  6,674
Interest expense ...................................      2,809        2,930        2,925        2,927
                                                       --------     --------     --------     --------
Net interest income ................................      3,674        3,708        3,691        3,747
Provision for loan losses ..........................        160          110           60           60
                                                       --------     --------     --------     --------
Net interest income after provision for loan losses       3,514        3,598        3,631        3,687
Noninterest income .................................        716          837          813          838
Noninterest expense ................................      2,663        2,740        2,735        2,950
                                                       --------     --------     --------     --------
Income before income taxes .........................      1,567        1,695        1,709        1,575
Income taxes .......................................        481          518          523          462
                                                       --------     --------     --------     --------
Net income .........................................   $  1,086     $  1,177     $  1,186     $  1,113
                                                       ========     ========     ========     ========
Per share data:
  Net income:
   Basic ...........................................   $    .30     $    .32     $    .32     $    .30
   Diluted .........................................        .29          .31          .31          .29
  Cash dividends declared ..........................        .10          .10          .10          .15
  Common stock price (1):
   High ............................................      30.00        27.50        26.50        30.00
   Low .............................................      21.00        23.25        21.50        20.00

---------
(1) FNB Corp. common stock is traded on the NASDAQ National Market System under the symbol FNBN. At December 31, 1999, there were 1,172 shareholders of record.

                         INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS
FNB CORP.

     We have audited the accompanying consolidated balance sheets of FNB Corp. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNB Corp. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                                        /s/   KPMG LLP
                                                       ---------------------
                                                              KPMG LLP




Raleigh, North Carolina
March 22, 2000

                           FNB CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS



                                                                                            DECEMBER 31
                                                                                      ------------------------
                                                                                          1999         1998
                                                                                      ------------ -----------
                                                                                       (IN THOUSANDS, EXCEPT
                                                                                            SHARE DATA)
ASSETS
Cash and due from banks .............................................................   $ 14,271    $ 12,787
Investment securities:
 Available for sale, at estimated fair value (amortized cost of $56,088 in 1999
   and $44,918 in 1998) .............................................................     53,196      44,958
 Held to maturity (estimated fair value of $50,987 in 1999 and $60,859 in 1998) .....     52,636      59,813
Loans ...............................................................................    265,029     229,722
 Less: Allowance for loan losses ....................................................     (2,745)     (2,517)
                                                                                        --------    --------
     Net loans ......................................................................    262,284     227,205
                                                                                        --------    --------
Premises and equipment, net .........................................................      7,698       6,978
Other assets ........................................................................      5,982       4,882
                                                                                        --------    --------
     TOTAL ASSETS ...................................................................   $396,067    $356,623
                                                                                        ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing demand deposits ................................................   $ 39,183    $ 40,222
 Interest-bearing deposits:
   NOW, savings and money market deposits ...........................................    101,843      99,816
   Time deposits of $100,000 or more ................................................     72,624      60,672
   Other time deposits ..............................................................    109,117     103,980
                                                                                        --------    --------
    Total deposits ..................................................................    322,767     304,690
Retail repurchase agreements ........................................................     10,667      11,484
Federal Home Loan Bank advances .....................................................     15,000          --
Federal funds purchased .............................................................      7,735       1,545
Other liabilities ...................................................................      3,968       3,902
                                                                                        --------    --------
    Total Liabilities ...............................................................    360,137     321,621
                                                                                        --------    --------

Shareholders' equity:
 Preferred stock, $10.00 par value; authorized 200,000 shares, none issued ..........         --          --
 Common stock, $2.50 par value; authorized 10,000,000 shares, issued
   3,661,000 shares in 1999 and 3,655,376 shares in 1998 ............................      9,153       9,138
 Surplus ............................................................................        174         117
 Retained earnings ..................................................................     28,512      25,721
 Accumulated other comprehensive income (loss) ......................................     (1,909)         26
                                                                                        --------    --------
    Total Shareholders' Equity ......................................................     35,930      35,002
                                                                                        --------    --------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................................   $396,067    $356,623
                                                                                        ========    ========

Commitments (Note 16)


          See accompanying notes to consolidated financial statements.

                           FNB CORP. AND SUBSIDIARY


                       CONSOLIDATED STATEMENTS OF INCOME



                                                                   YEARS ENDED DECEMBER 31
                                                          -----------------------------------------
                                                               1999          1998          1997
                                                          ------------- ------------- -------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
 Interest and fees on loans .............................  $   20,808    $   20,361    $   18,787
 Interest and dividends on investment securities:
   Taxable income .......................................       5,419         4,868         4,645
   Non-taxable income ...................................         991           994           920
 Federal funds sold .....................................          94           188           155
                                                           ----------    ----------    ----------
    Total interest income ...............................      27,312        26,411        24,507
                                                           ----------    ----------    ----------

INTEREST EXPENSE
 Deposits ...............................................      10,796        11,118        10,268
 Retail repurchase agreements ...........................         501           444           281
 Federal Home Loan Bank advances ........................         433            --            --
 Federal funds purchased ................................          85            29            27
                                                           ----------    ----------    ----------
    Total interest expense ..............................      11,815        11,591        10,576
                                                           ----------    ----------    ----------
NET INTEREST INCOME .....................................      15,497        14,820        13,931
 Provision for loan losses ..............................         405           390           600
                                                           ----------    ----------    ----------
Net Interest Income After Provision for Loan Losses .....      15,092        14,430        13,331
                                                           ----------    ----------    ----------
NONINTEREST INCOME
 Service charges on deposit accounts ....................       1,791         1,737         1,533
 Annuity and brokerage commissions ......................         435           228           313
 Cardholder and merchant services income ................         444           362           333
 Other service charges, commissions and fees ............         479           386           389
 Other income ...........................................         273           491           307
                                                           ----------    ----------    ----------
    Total noninterest income ............................       3,422         3,204         2,875
                                                           ----------    ----------    ----------

NONINTEREST EXPENSE
 Personnel expense ......................................       6,277         5,518         5,318
 Occupancy expense ......................................         612           522           562
 Furniture and equipment expense ........................       1,265           850           777
 Data processing services ...............................         850         1,541         1,136
 Terminated merger expenses .............................          --            --           305
 Other expense ..........................................       2,866         2,657         2,190
                                                           ----------    ----------    ----------
    Total noninterest expense ...........................      11,870        11,088        10,288
                                                           ----------    ----------    ----------
Income Before Income Taxes ..............................       6,644         6,546         5,918
Income taxes ............................................       1,987         1,984         1,818
                                                           ----------    ----------    ----------
NET INCOME ..............................................  $    4,657    $    4,562    $    4,100
                                                           ==========    ==========    ==========
Net income per common share:
 Basic ..................................................  $     1.27    $     1.25    $     1.13
 Diluted ................................................  $     1.23    $     1.20    $     1.11

Weighted average number of shares outstanding:
 Basic ..................................................   3,658,987     3,649,875     3,626,132
 Diluted ................................................   3,773,181     3,794,823     3,696,384

          See accompanying notes to consolidated financial statements.

                           FNB CORP. AND SUBSIDIARY


   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME



                                                                                                        ACCUMULATED
                                                             COMMON STOCK                                  OTHER
                                                      --------------------------            RETAINED   COMPREHENSIVE
                                                          SHARES       AMOUNT     SURPLUS   EARNINGS      INCOME        TOTAL
                                                      ------------- ------------ --------- ---------- -------------- ----------
                                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, DECEMBER 31, 1996 ..........................   1,806,994      $4,517     $  214    $ 24,001     $     35     $ 28,767
Comprehensive income:
  Net income ........................................          --         --          --       4,100           --        4,100
  Other comprehensive income:
   Unrealized securities gains (losses), net of
    income taxes of $26 .............................          --         --          --          --           49           49
                                                                                                                      --------
  Total comprehensive income ........................                                                                    4,149
                                                                                                                      --------
Cash dividends declared, $.75 per share .............          --         --          --      (1,361)          --       (1,361)
Common stock issued through:
  Dividend reinvestment plan ........................       8,106         21         220          --           --          241
  Stock option plan .................................       4,725         12          93          --           --          105
                                                        ---------      ------     ------    --------     --------     --------
BALANCE, DECEMBER 31, 1997 ..........................   1,819,825      4,550         527      26,740           84       31,901
Comprehensive income:
  Net income ........................................          --         --          --       4,562           --        4,562
  Other comprehensive income:
   Unrealized securities gains (losses), net of
    income tax benefit of $31 .......................         ---         --          --          --          (58)         (58)
                                                                                                                      --------
  Total comprehensive income ........................                                                                    4,504
                                                                                                                      --------
Cash dividends declared, $.45 per share .............          --         --          --      (1,644)          --       (1,644)
Two-for-one stock split effected in the form of a
  100% stock dividend ...............................   1,825,343      4,563        (626)     (3,937)          --           --
Common stock issued through:
  Dividend reinvestment plan ........................       1,015          2          24          --           --           26
  Stock option plan .................................       9,193         23         192          --           --          215
                                                        ---------      ------     ------    --------     --------     --------
BALANCE, DECEMBER 31, 1998 ..........................   3,655,376      9,138         117      25,721           26       35,002
Comprehensive income:
  Net income ........................................          --         --          --       4,657           --        4,657
  Other comprehensive income:
   Unrealized securities gains (losses), net of
    income tax benefit of $997 ......................          --         --          --          --       (1,935)      (1,935)
                                                                                                                      --------
  Total comprehensive income ........................                                                                    2,722
                                                                                                                      --------
Cash dividends declared, $.51 per share .............          --         --          --      (1,866)          --       (1,866)
Common stock issued through:
  Dividend reinvestment plan ........................          --         --          --          --           --           --
  Stock option plan .................................       7,224         19          77          --           --           96

Common stock repurchased ............................      (1,600)          (4)      (20)         --           --          (24)
                                                        ---------      --------   ------    --------     --------     --------
BALANCE, DECEMBER 31, 1999 ..........................   3,661,000      $9,153     $  174    $ 28,512     $ (1,909)    $ 35,930
                                                        =========      =======    ======    ========     ========     ========

          See accompanying notes to consolidated financial statements.

                           FNB CORP. AND SUBSIDIARY


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              YEARS ENDED DECEMBER 31
                                                                                       --------------------------------------
                                                                                           1999         1998         1997
                                                                                       ------------ ------------ ------------
                                                                                                   (IN THOUSANDS)
OPERATING ACTIVITIES
 Net income ..........................................................................  $   4,657    $   4,562    $   4,100
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization of premises and equipment ...........................      1,164          810          734
   Provision for loan losses .........................................................        405          390          600
   Deferred income taxes (benefit) ...................................................       (141)         (52)        (252)
   Deferred loan fees and costs, net .................................................        115          180          367
   Premium amortization and discount accretion of investment securities, net .........        (42)         (61)         (25)
   Amortization of intangibles .......................................................         19           24           32
   Net decrease (increase) in loans held for sale ....................................      4,145       (3,660)        (559)
   Increase in other assets ..........................................................       (122)        (277)        (203)
   Increase in other liabilities .....................................................          7          461          581
                                                                                        ---------    ---------    ---------
     Net Cash Provided by Operating Activities .......................................     10,207        2,377        5,375
                                                                                        ---------    ---------    ---------

INVESTING ACTIVITIES
 Available-for-sale securities:
   Proceeds from maturities and calls ................................................     12,458       51,183       20,536
   Purchases .........................................................................    (23,532)     (61,042)     (26,646)
 Held-to-maturity securities:
   Proceeds from maturities and calls ................................................      9,076       29,242       11,717
   Purchases .........................................................................     (1,946)     (37,298)      (2,072)
 Net increase in loans ...............................................................    (39,862)      (8,908)     (22,291)
 Proceeds from sales of premises and equipment .......................................          8            3            5
 Purchases of premises and equipment .................................................     (1,897)      (1,786)        (478)
 Other, net ..........................................................................        315            5           24
                                                                                        ---------    ---------    ---------
     Net Cash Used in Investing Activities ...........................................    (45,380)     (28,601)     (19,205)
                                                                                        ---------    ---------    ---------

FINANCING ACTIVITIES
 Net increase in deposits ............................................................     18,077       24,142        9,168
 Increase (decrease) in retail repurchase agreements .................................       (817)       4,047        3,712
 Increase in Federal Home Loan Bank advances .........................................     15,000           --           --
 Increase (decrease) in federal funds purchased ......................................      6,190         (855)       1,825
 Common stock issued .................................................................         96          241          346
 Common stock repurchased ............................................................        (24)          --           --
 Cash dividends paid .................................................................     (1,865)      (1,478)      (1,359)
                                                                                        ---------    ---------    ---------
     Net Cash Provided by Financing Activities .......................................     36,657       26,097       13,692
                                                                                        ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................................      1,484         (127)        (138)
Cash and cash equivalents at beginning of year .......................................     12,787       12,914       13,052
                                                                                        ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR .............................................  $  14,271    $  12,787    $  12,914
                                                                                        =========    =========    =========
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
   Interest ..........................................................................  $  11,721    $  11,308    $  10,231
   Income taxes ......................................................................      2,026        2,156        1,896

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


     INTANGIBLE ASSETS

     Deposit base premiums, arising from deposit and branch purchase acquisitions, amounted to $24,000 and $43,000 at December 31, 1999 and 1998, respectively, and are included in other assets. The premium amounts are amortized on an accelerated basis over ten-year periods.


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


     EARNINGS PER SHARE (EPS)

     As required for entities with complex capital structures, a dual presentation of basic and diluted EPS is included on the face of the income statement, and a reconciliation is provided in a footnote of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.


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

     The Corporation adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits, an Amendment of Statements No. 87, 88, and 106", during 1998. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures previously required. The methods of measurement and recognition for such plans remain unchanged. Disclosures for earlier periods provided for comparative purposes have been restated to reflect the provisions of SFAS No. 132.


     STOCK OPTIONS

     The Corporation accounts for awards under employee stock-based compensation plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and, acordingly, no compensation cost has been recognized for such awards in the consolidated financial statements. As required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Corporation discloses in a footnote the pro forma effect on net income and earnings per share that would result from the use of the fair value based method to measure compensation costs related to awards granted after December 15, 1994.


     DERIVATIVE FINANCIAL INSTRUMENTS

     The Corporation may use off-balance sheet derivative contracts for interest rate risk management purposes. The existing contracts, all of which expired in 1999, were accounted for on the accrual basis and the net interest differential, including premiums paid, if any, were recognized as an adjustment to interest income or expense of the related asset or liability. The Corporation does not utilize derivative financial instruments for trading purposes.


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

                           FNB CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- INVESTMENT SECURITIES
     Summaries of the amortized cost and estimated fair value of investment securities and the related gross unrealized gains and losses are presented below:



                                                                      GROSS        GROSS     ESTIMATED
                                                       AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                          COST        GAINS       LOSSES       VALUE
                                                      ----------- ------------ ------------ ----------
                                                                       (IN THOUSANDS)
   AVAILABLE FOR SALE
     DECEMBER 31, 1999
      U.S. Treasury .................................   $   501   $    4          $   --     $   505
      U.S. Government agencies and corporations .....    54,106       --           2,908      51,198
      Equity securities .............................     1,481       12              --       1,493
                                                        -------   ------          ------     -------
       Total ........................................   $56,088   $   16          $2,908     $53,196
                                                        =======   ======          ======     =======
     DECEMBER 31, 1998
      U.S. Treasury .................................   $ 1,253   $   30          $   --     $ 1,283
      U.S. Government agencies and corporations .....    42,314      143             158      42,299
      Mortgage-backed securities ....................       228        2              --         230
      Equity securities .............................     1,123       23              --       1,146
                                                        -------   ------          ------     -------
       Total ........................................   $44,918   $  198          $  158     $44,958
                                                        =======   ======          ======     =======
   HELD TO MATURITY
     DECEMBER 31, 1999
     U.S. Government agencies and corporations ......   $32,588   $   --           $1,566     $31,022
     State, county and municipal ....................    20,048      156             239      19,965
                                                        -------   ------          ------     -------
       Total ........................................   $52,636   $  156          $1,805     $50,987
                                                        =======   ======          ======     =======
     DECEMBER 31, 1998
     U.S. Government agencies and corporations ......   $39,527   $  154          $   56     $39,625
     State, county and municipal ....................    20,286      952               4      21,234
                                                        -------   ------          ------     -------
       Total ........................................   $59,813   $1,106          $   60     $60,859
                                                        =======   ======          ======     =======

     The amortized cost and estimated fair value of investment securities at December 31, 1999, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to prepay obligations with or without prepayment penalties.



                                                   AVAILABLE FOR SALE       HELD TO MATURITY
                                                 ----------------------- ----------------------
                                                              ESTIMATED               ESTIMATED
                                                  AMORTIZED      FAIR     AMORTIZED     FAIR
                                                     COST       VALUE        COST       VALUE
                                                 ----------- ----------- ----------- ----------
                                                                 (IN THOUSANDS)
    Due in one year or less ....................   $   756     $   758     $ 1,330    $ 1,333
    Due after one year through five years ......     7,998       7,731       8,791      8,742
    Due after five years through ten years .....    45,853      43,214      34,937     33,464
    Due after ten years ........................        --          --       7,578      7,448
                                                   -------     -------     -------    -------
      Total ....................................    54,607      51,703      52,636     50,987
    Equity securities ..........................     1,481       1,493          --         --
                                                   -------     -------     -------    -------
      Total investment securities ..............   $56,088     $53,196     $52,636    $50,987
                                                   =======     =======     =======    =======

     Debt securities with an estimated fair value of $96,075,000 were pledged to secure public funds and trust funds on deposit, retail repurchase agreements and the special Year 2000 credit facility with the Federal Reserve at December 31, 1999.

     There were no sales of investment securities in the three-year period ended December 31, 1999.

                           FNB CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3 -- LOANS
     Major classifications of loans are as follows:



                                                   DECEMBER 31
                                             -----------------------
                                                 1999        1998
                                             ----------- -----------
                                                 (IN THOUSANDS)
        Commercial and agricultural ........  $125,273    $ 99,055
        Real estate -- construction ........     2,320       3,279
        Real estate -- mortgage:
         1-4 family residential ............    97,694      88,591
         Commercial and other ..............    14,309      16,708
        Consumer ...........................    18,601      22,089
        Leases .............................     6,832          --
                                              --------    --------
          Total loans ......................  $265,029    $229,722
                                              ========    ========

     Loans as presented are reduced by net deferred loan fees of $553,000 and $443,000 at December 31, 1999 and 1998, respectively. Nonaccrual loans amounted to $1,451,000 at December 31, 1999 and $731,000 at December 31, 1998. Interest income that would have been recorded on nonaccrual loans for the years ended December 31, 1999 and 1998, had they performed in accordance with their original terms, amounted to approximately $144,000 and $59,000, respectively. Interest income on all such loans included in the the results of operations amounted to approximately $90,000 in 1999 and $30,000 in 1998. For the year ended December 31, 1997, lost and recorded interest income on nonaccrual loans was not material.

     At December 31, 1999, the Bank had impaired loans with three borrowers which totaled $1,420,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $289,000. The payment of principal and interest on impaired loans with one borrower is guaranteed up to a specified percentage by an agency of the U. S. Government. Based on the balances outstanding at December 31, 1999, the guaranteed portion of impaired loans amounted to $792,000. At December 31, 1998, the Bank had impaired loans with one borrower which totaled $467,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $200,000. The average carrying value of impaired loans was $1,508,000 in 1999 and $467,000 in 1998. Interest income on impaired loans amounted to approximately $87,000 in 1999 and was not material in 1998.

     Loans with outstanding balances of $213,000 in 1999 were transferred from loans to other real estate acquired through foreclosure. Such loans transferred in 1998 and 1997 were not material. Other real estate acquired through loan foreclosures amounted to $115,000 at December 31, 1999 and are included in "other assets" on the consolidated balance sheet. There was no balance of other real estate acquired through loan foreclosures at December 31, 1998.

     Loans are primarily made in the region of North Carolina that includes Randolph, Montgomery and Chatham counties. The real estate loan portfolio can be affected by the condition of the local real estate markets. Included in consumer loans at December 31, 1999 and 1998 are $963,000 and $3,745,000, respectively, of retail installment loan contracts purchased primarily from automobile dealers. In March 1996, the Bank discontinued the purchase of retail installment loan contracts from automobile and equipment dealers.

     Loans have been made by the Bank to directors and executive officers of the Corporation and to the associates of such persons, as defined by the Securities and Exchange Commission. Such loans were made in the ordinary course of business on substantially the same terms, including rate and collateral, as those prevailing at the time in comparable transactions with other borrowers and do not involve more than normal risk of collectibility. A summary of the activity during 1999 with respect to related party loans is as follows (in thousands):


  Balance, December 31, 1998 .........  $   8,524
  New loans during 1999 ..............     21,156
  Repayments during 1999 .............    (20,482)
                                        ---------
  Balance, December 31, 1999 .........  $   9,198
                                        =========

                           FNB CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 4 -- ALLOWANCE FOR LOAN LOSSES
     Changes in the allowance for loan losses were as follows:



                                                            YEARS ENDED DECEMBER 31
                                                         -----------------------------
                                                            1999      1998      1997
                                                         --------- --------- ---------
                                                                (IN THOUSANDS)
        Balance at beginning of year ...................  $2,517    $2,294    $1,986
        Provision for losses charged to operations .....     405       390       600
        Loans charged off ..............................    (328)     (336)     (457)
        Recoveries on loans previously charged off .....     151       169       165
                                                          ------    ------    ------
        Balance at end of year .........................  $2,745    $2,517    $2,294
                                                          ======    ======    ======

NOTE 5 -- PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows:



                                                                 DECEMBER 31
                                                             -------------------
                                                                1999      1998
                                                             --------- ---------
                                                               (IN THOUSANDS)
        Land ...............................................  $ 1,396   $ 1,361
        Buildings and improvements .........................    4,584     4,408
        Furniture and equipment ............................    7,879     6,262
        Leasehold improvements .............................      415       415
                                                              -------   -------
          Total ............................................   14,274    12,446
        Less accumulated depreciation and amortization .....    6,576     5,468
                                                              -------   -------
        Premises and equipment, net ........................  $ 7,698   $ 6,978
                                                              =======   =======

NOTE 6 -- INCOME TAXES

     Income taxes as reported in the consolidated income statement included the following expense (benefit) components:



                                         1999      1998      1997
                                      --------- --------- ---------
                                             (IN THOUSANDS)
      Current:
        Federal .....................  $2,080    $1,959    $1,942
        State .......................      49        77       128
                                       ------    ------    ------
  Total .............................   2,129     2,036     2,070
                                       ------    ------    ------
      Deferred -- Federal ...........    (142)      (52)     (252)
                                       ------    ------    ------
  Total income taxes ................  $1,987    $1,984    $1,818
                                       ======    ======    ======

                           FNB CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 6 -- INCOME TAXES -- (Continued)

     A reconciliation of income tax expense computed at the statutory Federal income tax rate to actual income tax expense is presented below:



                                                                   1999      1998      1997
                                                                --------- --------- ---------
                                                                       (IN THOUSANDS)
        Amount of tax computed using Federal statutory tax rate
          of 34% ..............................................  $2,259    $2,226    $2,012
        Increases (decreases) resulting from:
          Effect of tax-exempt loan and investment securities
           income .............................................    (316)     (308)     (282)
          Other ...............................................      44        66        88
                                                                 ------    ------    ------
           Total ..............................................  $1,987    $1,984    $1,818
                                                                 ======    ======    ======

     The components of deferred tax assets and liabilities and the tax effect of each are as follows:



                                                       DECEMBER 31
                                                    -----------------
                                                      1999     1998
                                                    -------- --------
                                                     (IN THOUSANDS)
  Deferred tax assets:
     Allowance for loan losses ....................  $  760   $  682
     Net unrealized securities losses .............     983       --
     Accrued expenses, not currently deductible ...     440      428
     Other ........................................      69       74
                                                     ------   ------
       Total ......................................   2,252    1,184
                                                     ------   ------
  Deferred tax liabilities:
     Depreciable basis of premises and equipment ..     255      280
     Taxable basis of investment securities .......      23       32
     Prepaid pension cost .........................     289      321
     Net deferred loan fees and costs .............     117      112
     Other ........................................      54       63
                                                     ------   ------
       Total ......................................     738      808
                                                     ------   ------
           Net deferred tax asset .................  $1,514   $  376
                                                     ======   ======

     There is no valuation allowance for deferred tax assets as it is management's contention that realization of the deferred tax assets is more likely than not based upon the Corporation's history of taxable income and estimates of future taxable income.


NOTE 7 -- TIME DEPOSITS

     The scheduled maturities of time deposits at December 31, 1999 are as follows (in thousands):



YEARS ENDING DECEMBER 31
-------------------------------
  2000 ........................  $151,181
  2001 ........................    19,038
  2002 ........................    10,299
  2003 ........................       360
  2004 ........................       863
                                 --------
  Total time deposits .........  $181,741
                                 ========

                           FNB CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 8 --  SHORT-TERM BORROWED FUNDS
     Funds are borrowed on an overnight basis through retail repurchase agreements with Bank customers and federal funds purchased from other financial institutions. Retail repurchase agreement borrowings are collateralized by securities of the U.S. Treasury and U.S. Government agencies and corporations.

     Information concerning retail repurchase agreements and federal funds purchased is as follows:



                                                   1999                    1998
                                         ------------------------ -----------------------
                                            RETAIL      FEDERAL      RETAIL      FEDERAL
                                          REPURCHASE     FUNDS     REPURCHASE     FUNDS
                                          AGREEMENTS   PURCHASED   AGREEMENTS   PURCHASED
                                         ------------ ----------- ------------ ----------
                                                      (DOLLARS IN THOUSANDS)
   Balance at December 31 ..............   $ 10,667     $ 7,735     $ 11,484    $ 1,545
   Average balance during the year .....     12,971       1,590       10,169        539
   Maximum month-end balance ...........     14,230       8,200       13,107      3,250
   Weighted average interest rate:
    At December 31 .....................       3.97%       5.18%        3.79%      4.94%
    During the year ....................       3.87        5.38         4.37       5.32

NOTE 9 -- FEDERAL HOME LOAN BANK (FHLB) ADVANCES

     The Bank has a $47,500,000 line of credit with the FHLB, secured by a blanket collateral agreement on qualifying 1-4 family residential mortgage loans. At December 31, 1999, FHLB advances under this line amounted to $15,000,000 and were at interest rates ranging from 4.92% to 5.36%. There were no FHLB advances at December 31, 1998.

     The scheduled maturities of FHLB advances at December 31, 1999 are as follows (in thousands):



YEARS ENDING DECEMBER 31
-------------------------------
  2004 ........................  $ 3,000
  2009 ........................   12,000
                                 -------
  Total FHLB Advances .........  $15,000
                                 =======

NOTE 10 -- EMPLOYEE BENEFIT PLANS


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

                           FNB CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 10 -- EMPLOYEE BENEFIT PLANS -- (Continued)

     Information concerning the status of the plan is as follows:



                                                              1999        1998
                                                           ----------  ---------
                                                           (DOLLARS IN THOUSANDS)
   Change in Benefit Obligation:
    Benefit obligation at beginning of year ..............  $  6,137    $5,681
    Service cost .........................................       225       177
    Interest cost ........................................       392       379
    Net actuarial loss (gain) ............................      (648)      196
    Benefits paid ........................................      (364)     (296)
                                                            --------    ------
    Benefit obligation at end of year ....................  $  5,742    $6,137
                                                            ========    ======
   Change in Plan Assets:
    Fair value of plan assets at beginning of year .......  $  7,231    $5,952
    Actual return on plan assets .........................       965     1,209
    Employer contributions ...............................        --       366
    Benefits paid ........................................      (364)     (296)
                                                            --------    ------
    Fair value of plan assets at end of year .............  $  7,832    $7,231
                                                            ========    ======
   Prepaid Pension Cost Components:
    Funded status of plan ................................  $  2,090    $1,094
    Unrecognized net actuarial gain ......................    (1,957)     (995)
    Unrecognized prior service cost ......................       673       780
    Unrecognized transition obligation ...................        43        65
                                                            --------    ------
    Prepaid pension cost at end of year ..................  $    849    $  944
                                                            ========    ======
   Weighted-Average Plan Assumptions at End of Year:
    Discount rate ........................................       7.5%      6.5%
    Expected long-term rate of return on plan assets .....       9.0       8.0
    Rate of increase in compensation levels ..............       5.5       5.5

     Net periodic pension cost included the following components:



                                                      1999       1998      1997
                                                   --------- ----------- --------
                                                           (IN THOUSANDS)
   Service cost ..................................  $  225     $ 177      $  151
   Interest cost .................................     393       379         363
   Expected return on plan assets ................    (635)     (477)       (385)
   Amortization of prior service cost ............     107       107         107
   Amortization of transition obligation .........      21        21          21
   Recognized net actuarial gain .................     (16)         (1)       --
                                                    ------     --------   ------
   Net periodic pension cost .....................  $   95     $ 206      $  257
                                                    ======     =======    ======

     OTHER POSTRETIREMENT DEFINED BENEFIT PLANS

     The Corporation has postretirement medical and life insurance plans covering substantially all full-time employees who qualify as to age and length of service. The medical plan is contributory, with retiree contributions adjusted whenever medical insurance rates change. The life insurance plan is noncontributory.

                           FNB CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 10 -- EMPLOYEE BENEFIT PLANS -- (Continued)

     Information concerning the plans, which are unfunded, is as follows:



                                                                 1999        1998
                                                              ----------  ----------
                                                              (DOLLARS IN THOUSANDS)
   Change in Benefit Obligation:
    Benefit obligation at beginning of year .................   $  763      $  721
    Service cost ............................................       22          19
    Interest cost ...........................................       48          47
    Net actuarial loss (gain) ...............................      (46)          5
    Benefits paid ...........................................      (58)        (29)
                                                                ------      ------
    Benefit obligation at end of year .......................   $  729      $  763
                                                                ======      ======
   Accrued Postretirement Benefit Cost Components:
    Unrecognized net actuarial gain .........................   $ (652)     $ (635)
    Unrecognized prior service cost .........................       59          68
    Unrecognized transition obligation ......................      263         283
                                                                ------      ------
    Accrued postretirement benefit cost at end of year ......   $ (330)     $ (284)
                                                                ======      ======
   Weighted-Average Plan Assumptions at End of Year:
    Discount rate ...........................................      7.5%        6.5%
    Annual rate of increase in the cost of medical benefits:
     Current year ...........................................     11.0        12.0
     Final constant amount ..................................      5.0         6.0
     Annual decrease ........................................      1.0         1.0

     Increasing or decreasing the assumed medical cost trend rate by one percentage point would not have a significant effect on either the postretirement benefit obligation at December 31, 1999 or the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1999.

     Net periodic postretirement benefit cost included the following components:



                                                       1999   1998    1997
                                                      ------ ------ -------
                                                         (IN THOUSANDS)
   Service cost .....................................  $ 22   $19    $ 19
   Interest Cost ....................................    48    47      46
   Amortization of prior service cost ...............    10    10      10
   Amortization of transition obligation ............    20    20      20
   Recognized net actuarial loss ....................     4     3       5
                                                       ----   ---    ----
   Net periodic postretirement benefit cost .........  $104   $99    $100
                                                       ====   ===    ====

     MATCHING RETIREMENT/SAVINGS PLAN

     The Corporation has a matching retirement/savings plan which permits eligible employees to make contributions to the plan up to a specified percentage of compensation as defined by the plan. A portion of the employee contributions are matched by the Corporation based on the plan formula. The matching contributions amounted to $107,000 in 1999, $96,000 in 1998 and $85,000 in 1997.

                           FNB CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 11 -- LEASES
     Future obligations at December 31, 1999 for minimum rentals under noncancellable operating lease commitments, primarily relating to premises, are as follows (in thousands):



YEARS ENDING DECEMBER 31
----------------------------------------
  2000 .................................  $ 49
  2001 .................................    48
  2002 .................................     7
  2003 .................................     3
  2004 .................................     3
  2005 and later years .................    42
                                          ----
  Total minimum lease payments .........  $152
                                          ====

     Net rental expense for all operating leases amounted to $52,000 in 1999, $55,000 in 1998 and $57,000 in 1997. One operating lease for real property contains a purchase option considered to approximate fair market value.


NOTE 12 -- SUPPLEMENTARY INCOME STATEMENT INFORMATION

     Significant components of other expense were as follows:



                                           1999   1998    1997
                                          ------ ------ -------
                                             (IN THOUSANDS)
  Stationery, printing and supplies .....  $439   $345   $335
  Advertising and marketing .............   359    346    123

NOTE 13 -- FNB CORP. (PARENT COMPANY) FINANCIAL DATA

     The Parent Company's principal asset is its investment in the Bank subsidiary, and its principal source of income is dividends from that subsidiary.

     The Parent Company's condensed balance sheets as of December 31, 1999 and 1998, and the related condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 1999 are as follows:


CONDENSED BALANCE SHEETS



                                                              DECEMBER 31
                                                         ---------------------
                                                            1999       1998
                                                         ---------- ----------
                                                            (IN THOUSSANDS)
  Assets:
   Cash ................................................  $   984    $   943
   Investment in wholly-owned bank subsidiary ..........   34,415     34,041
   Other assets ........................................    1,093        567
                                                          -------    -------
    Total assets .......................................  $36,492    $35,551
                                                          =======    =======
  Liabilities and Shareholders' Equity:
   Accrued liabilities .................................  $   562    $   549
   Shareholders' equity ................................   35,930     35,002
                                                          -------    -------
    Total liabilities and shareholders' equity .........  $36,492    $35,551
                                                          =======    =======

                           FNB CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 13 -- FNB CORP. (PARENT COMPANY) FINANCIAL DATA -- (Continued)

CONDENSED STATEMENTS OF INCOME



                                                                           YEARS ENDED DECEMBER 31
                                                                        -----------------------------
                                                                           1999      1998      1997
                                                                        --------- --------- ---------
                                                                               (IN THOUSANDS)
Income:
 Dividends from bank subsidiary .......................................  $2,364    $1,635    $1,137
 Other income .........................................................       7         2         1
                                                                         ------    ------    ------
   Total income .......................................................   2,371     1,637     1,138
                                                                         ------    ------    ------
Operating expenses ....................................................      29        28        23
                                                                         ------    ------    ------
Income before income tax benefit and equity in undistributed net income
 of bank subsidiary ...................................................   2,342     1,609     1,115
Income tax benefit ....................................................       6         9         8
                                                                         ------    ------    ------
Income before equity in undistributed net income of bank subsidiary ...   2,348     1,618     1,123
Equity in undistributed net income of bank subsidiary .................   2,309     2,944     2,977
                                                                         ------    ------    ------
   Net income .........................................................  $4,657    $4,562    $4,100
                                                                         ======    ======    ======

CONDENSED STATEMENTS OF CASH FLOWS



                                                                                                YEARS ENDED DECEMBER 31
                                                                                        ---------------------------------------
                                                                                             1999         1998         1997
                                                                                        ------------- ----------- -------------
                                                                                                    (IN THOUSANDS)
Operating activities:
  Net income ..........................................................................   $ 4,657      $  4,562     $ 4,100
  Adjustments to reconcile net income to net cash provided by operating activities:
   Equity in undistributed net income of bank subsidiary ..............................    (2,309)       (2,944)     (2,977)
   Other, net .........................................................................      (511)         (164)           (8)
                                                                                          --------     --------     ----------
    Net cash provided by operating activities .........................................     1,837         1,454       1,115
                                                                                          --------     --------     ---------
Investing activities:
  Decrease (increase) in other assets .................................................          (3)         20            (8)
                                                                                          ----------   --------     ----------
Financing activities:
  Common stock issued .................................................................        96           241         346
  Common stock repurchased ............................................................       (24)           --          --
  Cash dividends paid .................................................................    (1,865)       (1,478)     (1,359)
                                                                                          ---------    --------     ---------
    Net cash used in financing activities .............................................    (1,793)       (1,237)     (1,013)
                                                                                          ---------    --------     ---------
Net increase in cash ..................................................................        41           237          94
Cash at beginning of year .............................................................       943           706         612
                                                                                          ---------    --------     ---------
Cash at end of year ...................................................................   $   984      $    943     $   706
                                                                                          =========    ========     =========

NOTE 14 -- CAPITAL ADEQUACY REQUIREMENTS

     Certain regulatory requirements restrict the lending of funds by the Bank to FNB Corp. and the amount of dividends which can be paid to FNB Corp. In 2000, the maximum amount of dividends the Bank can pay to FNB Corp., without the approval of the Comptroller of the Currency, is $5,253,000 plus an additional amount equal to the retained net income in 2000 up to the date of any dividend declaration.

     The Bank is required to maintain average reserve balances with the Federal Reserve Bank based on a percentage of deposits. For the reserve maintenance period in effect at December 31, 1999, the average daily reserve requirement was $4,407,000.

                           FNB CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 14 -- CAPITAL ADEQUACY REQUIREMENTS -- (Continued)

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

     Regulatory capital amounts and ratios are set forth in the table below. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution's ongoing trading activities. At December 31, 1999, FNB Corp. and the Bank were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital.

     The Bank is well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must meet minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no events or conditions since the notification that management believes have changed the Bank's category.



                                                                                        MINIMUM RATIOS
                                                                                ------------------------------
                                                                                                TO BE WELL
                                                                                    FOR         CAPITALIZED
                                  CAPITAL AMOUNT               RATIO              CAPITAL      UNDER PROMPT
                              ----------------------  ------------------------   ADEQUACY       CORRECTIVE
                                 1999        1998         1999         1998      PURPOSES    ACTION PROVISIONS
                              ----------  ----------  -----------  -----------  ----------  ------------------
                                                           (DOLLARS IN THOUSANDS)
AS OF DECEMBER 31
  Total capital
   (to risk-weighted assets):
   FNB Corp. ................  $40,583     $37,482        15.05%       16.05%       8.00%          N/A
   Bank .....................   39,050      36,489        14.48        15.63        8.00           10.00%
  Tier 1 capital
   (to risk-weighted assets):
   FNB Corp. ................   37,833      34,965        14.03        14.98        4.00           N/A
   Bank .....................   36,300      33,972        13.46        14.55        4.00            6.00%
  Tier 1 capital
   (to average assets):
   FNB Corp. ................   37,833      34,965         9.66         9.89        4.00           N/A
   Bank .....................   36,300      33,972         9.27         9.61        4.00            5.00%

NOTE 15 -- SHAREHOLDERS' EQUITY


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

                           FNB CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 15 -- SHAREHOLDERS' EQUITY -- (Continued)


                                                                            1999        1998        1997
                                                                        ----------- ----------- ------------
  Basic EPS denominator -- Weighted average number of common shares
   outstanding ........................................................  3,658,987   3,649,875   3,626,132
  Dilutive share effect arising from assumed exercise of stock options     114,194     144,948      70,252
                                                                         ---------   ---------   ---------
  Diluted EPS denominator .............................................  3,773,181   3,794,823   3,696,384
                                                                         =========   =========   =========

     STOCK OPTIONS

     The Corporation adopted a stock compensation plan in 1993 that allows for the granting of incentive and nonqualified stock options to key employees and directors. Under terms of the plan, options are granted at prices equal to the fair market value of the common stock on the date of grant. Options become exercisable after one year in equal, cumulative installments over a five-year period. No option shall expire later than ten years from the date of grant. A maximum of 720,000 shares of common stock has been reserved for issuance under the stock compensation plan. At December 31, 1999, there were 225,750 shares available under the plan for the granting of additional options.

     The Corporation applies APB Opinion No. 25 in accounting for the stock compensation plan and, accordingly, no compensation cost has been recognized for stock option grants in the consolidated financial statements. As required by Statement of Financial Accounting Standards (SFAS) No. 123, disclosures are presented below for the effect on net income and net income per share that would result from the use of the fair value based method to measure compensation costs related to stock option grants in 1995 and subsequent years. The effect on pro forma net income for 1999, 1998 and 1997 for options granted prior to 1995 has not been determined. Consequently, the effects of applying SFAS No. 123 pro forma disclosures during the initial phase-in period may not be representative of the effects on reported net income in future years.



                                 1999        1998        1997
                             ----------- ----------- -----------
                               (IN THOUSANDS, EXCEPT PER SHARE
                                            DATA)
Net Income:
     As reported ...........    $ 4,657     $ 4,562     $ 4,100
     Pro forma .............      4,429       4,422       4,018
Net Income Per Share:
     Basic:
        As reported ........       1.27        1.25        1.13
        Pro forma ..........       1.21        1.21        1.11
     Diluted:
        As reported ........       1.23        1.20        1.11
        Pro forma ..........       1.17        1.17        1.09

     The weighted-average fair value per share of options granted in 1999, 1998 and 1997 amounted to $5.13, $11.17 and $5.55, respectively. Fair values were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:



                                          1999        1998        1997
                                       ----------  ----------  ----------
    Risk-free interest rate ..........  6.23%       4.70%       5.86%
    Dividend yield ...................  3.20        1.80        1.60
    Volatility ....................... 41.00       44.00       26.00
    Expected life .................... 6 years     6 years     6 years

                           FNB CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 15 -- SHAREHOLDERS' EQUITY -- (Continued)

     A summary of stock option activity is as follows:



                                                               YEARS ENDED DECEMBER 31
                                        ----------------------------------------------------------------------
                                                 1999                   1998                    1997
                                        ---------------------- ----------------------- -----------------------
                                                     WEIGHTED                WEIGHTED                WEIGHTED
                                                      AVERAGE                 AVERAGE                AVERAGE
                                                     EXERCISE                EXERCISE                EXERCISE
                                           SHARES      PRICE      SHARES       PRICE      SHARES      PRICE
                                        ----------- ---------- ------------ ---------- ----------- -----------
    Outstanding at beginning of year ..   396,089    $  15.53     340,800    $  12.93    276,100    $  11.21
    Granted ...........................    75,375       14.13      71,000       27.00     93,000       17.47
    Exercised .........................    (7,224)      11.37     (14,711)      10.47     (9,450)       9.41
    Forfeited .........................    (6,225)      19.22      (1,000)      17.50    (18,850)      12.00
                                          -------                 -------                -------
    Outstanding at end of year ........   458,015       15.31     396,089       15.53    340,800       12.93
                                          =======                 =======                =======
    Options exercisable at end of year    226,140       12.74     151,639       11.37     96,500       10.19
                                          =======                 =======                =======

     At December 31, 1999, information concerning stock options outstanding and exercisable is as follows:



                   OPTIONS OUTSTANDING
               ---------------------------
                               WEIGHTED
                                AVERAGE
                               REMAINING
  EXERCISE                    CONTRACTUAL       OPTIONS
    PRICE        SHARES      LIFE (YEARS)     EXERCISABLE
------------   ----------   --------------   ------------
 $    8.13       83,315           4.96           83,315
      12.00      62,100           5.96           48,300
      14.00      79,350           6.96           45,750
      16.00       2,000           7.75              800
      17.50      87,000           7.96           34,200
      27.00      68,875           8.96           13,775
      14.13      75,375           9.96               --
                 ------                          ------
                458,015           7.45          226,140
                =======                         =======

NOTE 16 -- COMMITMENTS

     In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. At December 31, 1999, a summary of significant commitments is as follows:


         Commitments to extend credit ........  $64,966,000
         Standby letters of credit ...........      382,000

     In management's opinion, these commitments will be funded from normal operations with not more than the normal risk of loss.


NOTE 17 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 17 -- FAIR VALUE OF FINANCIAL INSTRUMENTS -- (Continued)

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

     BORROWED FUNDS. The carrying value of retail repurchase agreements and federal funds purchased is considered to be a reasonable estimate of fair value. The fair value of Federal Home Loan Bank advances is estimated using the rates currently offered for advances of similar remaining maturities.

     COMMITMENTS. The fair value of commitments to extend credit is considered to approximate carrying value, since the large majority of these commitments would result in loans that have variable rates and/or relatively short terms to maturity. For other commitments, generally of a short-term nature, the carrying value is considered to be a reasonable estimate of fair value. The various commitment items are disclosed in Note 16.

     The estimated fair values of financial instruments are as follows:



                                             DECEMBER 31, 1999      DECEMBER 31, 1998
                                           ---------------------- ---------------------
                                                       ESTIMATED              ESTIMATED
                                            CARRYING      FAIR     CARRYING     FAIR
                                              VALUE      VALUE       VALUE      VALUE
                                           ---------- ----------- ---------- ----------
                                                          (IN THOUSANDS)
FINANCIAL ASSETS
 Cash and cash equivalents ...............  $ 14,271   $ 14,271    $ 12,787   $ 12,787
 Investment securities:
   Available for sale ....................    53,196     53,196      44,958     44,958
   Held to maturity ......................    52,636     50,987      59,813     60,859
 Net loans ...............................   262,284    256,268     227,205    228,806
FINANCIAL LIABILITIES
 Deposits ................................   322,767    323,651     304,690    305,913
 Retail repurchase agreements ............    10,667     10,667      11,484     11,484
 Federal Home Loan Bank advances .........    15,000     13,994          --         --
 Federal funds purchased .................     7,735      7,735       1,545      1,545

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


NOTE 18 -- ACQUISITION MATTERS

     On October 16, 1999, the Corporation entered into a definitive merger agreement to acquire Carolina Fincorp, Inc. ("Carolina Fincorp"), holding company for Richmond Savings Bank, Inc., SSB ("Richmond Savings"), headquartered in Rockingham, North Carolina. Under the terms of the agreement, Carolina Fincorp will be merged with a wholly-owned subsidiary of FNB Corp. formed for the purposes of effecting the merger, immediately after which, the subsidiary will be merged into FNB Corp. Following the merger of holding companies, Richmond Savings will be merged with and into the Bank. The merger will be accounted for as a pooling-of-interests transaction and is subject to several conditions, including approval by

                           FNB CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 18 -- ACQUISITION MATTERS -- (Continued)

the shareholders of FNB Corp. and Carolina Fincorp and approval by applicable regulatory authorities. On March 21, 2000, the shareholders of both FNB Corp. and Carolina Fincorp voted to approve the merger, leaving certain contractual conditions of the merger agreement to be satisfied. Upon satisfaction of these conditions, the merger is anticipated to close early in the second quarter of 2000. To effect the merger, each share of Carolina Fincorp common stock will be converted into .79 (subject to possible adjustment) of a share of FNB Corp. common stock. At December 31, 1999, Carolina Fincorp operated five offices through Richmond Savings and had approximately $120,069,000 in total assets, $102,917,000 in deposits and $16,138,000 in stockholders' equity.

     On June 3, 1997, the Corporation entered into a definitive agreement to acquire a savings bank in Siler City, North Carolina. Under terms of the agreement, the savings bank shareholders were to receive $15.50 per share, either in FNB Corp. common stock or in cash or a combination thereof, subject to the limitation that FNB Corp. common stock issued in the merger would be not more than 60% and not less than 50% of the total consideration. On January 28, 1998, as permitted by the agreement, the Board of Directors of the savings bank exercised its right to terminate the proposed combination due to the increase in the market value of FNB Corp. common stock above a specified level. The Corporation incurred certain costs in connection with the proposed acquisition. Those costs, which had been initially deferred, amounted to $305,000 and are included in terminated merger expenses in the consolidated statement of income for the year ended December 31, 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 24, 2000.

                                   FNB CORP.
                                 (Registrant)


                                        By: /s/  MICHAEL C. MILLER
                                          -------------------------------------
                                                 MICHAEL C. MILLER
                                              CHAIRMAN AND PRESIDENT


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 24, 2000.



             SIGNATURE               TITLE
-----------------------------------  ---------------------------------------------
/s/     MICHAEL C. MILLER            Chairman and President
----------------------------------
        MICHAEL C. MILLER

/s/     JERRY A. LITTLE              Treasurer and Secretary
----------------------------------     (Principal Financial and Accounting Officer)
        JERRY A. LITTLE

/s/     JAMES M. CAMPBELL, JR.       Director
----------------------------------
        JAMES M. CAMPBELL, JR.

    /s/  DARRELL L. FRYE             Director
----------------------------------
         DARRELL L. FRYE

  /s    WILBERT L. HANCOCK           Director
----------------------------------
        WILBERT L. HANCOCK

   /s/  THOMAS A. JORDAN             Director
----------------------------------
        THOMAS A. JORDAN

/s/     R. REYNOLDS NEELY, JR.       Director
----------------------------------
        R. REYNOLDS NEELY, JR.

 /s/    RICHARD K. PUGH              Director
----------------------------------
        RICHARD K. PUGH

 /s/     J. M. RAMSAY III            Director
----------------------------------
         J. M. RAMSAY III

/s/     CHARLES W. STOUT, M.D        Director
----------------------------------
        CHARLES W. STOUT, M.D.

/s/     EARLENE V. WARD              Director
----------------------------------
        EARLENE V. WARD

                               INDEX TO EXHIBITS




 EXHIBIT NO.                                     DESCRIPTION OF EXHIBIT
-------------   ----------------------------------------------------------------------------------------
   2.10         Amended and Restated Agreement and Plan of Merger by and between FNB Corp.
                and Carolina Fincorp, Inc., dated as of December 28, 1999, incorporated herein by reference to Exhibit 2.10 to the Registrant's Form S-4 Registration Statement (No.
                333-93869) filed December 30, 1999.
  2.11          Stock Option Agreement issued by Carolina Fincorp, Inc. to FNB Corp., dated as of
                October 16, 1999, incorporated herein by reference to Exhibit 2.11 to the
                Registrant's Form S-4 Registration Statement (No. 333-93869) filed December 30,
                1999.
  3.10          Articles of Incorporation of the Registrant, incorporated herein by reference to
                Exhibit 3.1 to the Registrant's Form S-14 Registration Statement (No. 2-96498)
                filed March 16, 1985.
  3.11          Articles of Amendment to Articles of Incorporation of the Registrant, adopted
                May 10, 1988, incorporated herein by reference to Exhibit 19.10 to the Registrant's
                Form 10-Q Quarterly Report for the quarter ended June 30, 1988.
  3.12          Articles of Amendment to Articles of Incorporation of the Registrant, adopted
                May 12, 1998, incorporated herein by reference to Exhibit 3.12 to the Registrant's
                Form 10-Q Quarterly Report for the quarter ended June 30, 1998.
  3.20          Amended and Restated Bylaws of the Registrant, adopted May 21, 1998, incorporated herein by reference to Exhibit 3.20 to the Registrant's Form 10-Q
                Quarterly Report for the quarter ended June 30, 1998.
    4           Specimen of Registrant's Common Stock Certificate, incorporated herein by reference to Exhibit 4 to Amendment No. 1 to the Registrant's Form S-14
                Registration Statement (No. 2-96498) filed April 19, 1985.
 10.10          Form of Split Dollar Insurance Agreement dated as of November 1, 1987 between
                First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 19.20 to the Registrant's Form
                10-Q Quarterly Report for the quarter ended June 30, 1988.
 10.11          Form of Amendment to Split Dollar Insurance Agreement dated as of November 1,
                1994 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 10.11 to the
                Registrant's Form 10-KSB Annual Report for the fiscal year ended December 31,
                1994.
 10.20          Stock Compensation Plan as amended effective May 12, 1998, incorporated herein by reference to Exhibit 10.30 to the Registrant's Form 10-Q Quarterly Report for
                the quarter ended June 30, 1998.
 10.21          Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant's Stock Compensation Plan, incorporated herein by reference to Exhibit 10.31 to the Registrant's Form 10-KSB Annual
                Report for the fiscal year ended December 31, 1994.
 10.22          Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant's Stock Compensation Plan, incorporated herein by reference to Exhibit 10.32 to the Registrant's Form 10-KSB Annual
                Report for the fiscal year ended December 31, 1994.
 10.30          Employment Agreement dated as of December 27, 1995 between First National
                Bank and Trust Company and Michael C. Miller, incorporated herein by reference to Exhibit 10.50 to the Registrant's Form 10-KSB Annual Report for the fiscal year ended December 31, 1995.
   21           Subsidiaries of the Registrant.
   23           Consent of Independent Auditors.
   27           Financial Data Schedule.