Form 10-Q
period 2000-03-31
FNB CORP/NC
filed 2000-05-15
CIK 764811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  ------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The registrant had 3,656,402 shares of $2.50 par value common stock outstanding at May 11, 2000.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            FNB Corp. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                                                        March 31,
                                                              -------------------------------       December 31,
                                                                 2000               1999               1999
                                                              ------------       ------------      -------------
                                                                      (in thousands, except share data)
ASSETS
Cash and due from banks                                       $    11,342        $    11,878       $    14,271
Investment securities:
     Available for sale, at estimated fair value
          (amortized cost of $56,531, $48,305 and $56,088)         53,486             47,787             53,196
     Held to maturity (estimated fair value of
          $50,725, $57,775 and $50,987)                            52,466             57,328             52,636
Loans                                                             278,108            235,087            265,029
     Less:    Allowance for loan losses                            (2,881)            (2,535)            (2,745)
                   Net loans                                 ------------       ------------      -------------
                                                                  275,227            232,552            262,284
                                                              ------------       ------------      -------------
Premises and equipment, net                                         7,501              7,464              7,698
Other assets                                                        7,373              5,875              5,982
                                                              ------------       ------------      -------------

                     Total Assets                             $  407,395         $  362,884        $  396,067
                                                              ============       ============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand deposits                      $    41,431        $    40,264       $    39,183
     Interest-bearing deposits:
          NOW, savings and money market deposits                  103,610            100,577            101,843
          Time deposits of $100,000 or more                        80,002             59,916             72,624
          Other time deposits                                     113,814            103,173            109,117
                                                              ------------       ------------      -------------
                     Total deposits                               338,857            303,930            322,767
Retail repurchase agreements                                       10,597             12,179             10,667
Federal Home Loan Bank advances                                    15,000              7,000             15,000
Federal funds purchased                                             1,550                450              7,735
Other liabilities                                                   4,860              3,958              3,968
                                                              ------------       ------------      -------------
                     Total Liabilities                            370,864            327,517            360,137
                                                              ------------       ------------      -------------

Shareholders' equity:
     Preferred stock - $10.00 par value;
          authorized 200,000 shares, none issued                           -                  -                 -
     Common stock - $2.50 par value;
          authorized 10,000,000 shares, issued
          shares - 3,655,802, 3,657,776 and 3,661,000               9,140              9,144              9,153
     Surplus                                                           97                137                174
     Retained earnings                                             29,304             26,427             28,512
     Accumulated other comprehensive income (loss)                 (2,010)              (341)            (1,909)
                                                              ------------       ------------      -------------
                     Total Shareholders' Equity                    36,531             35,367             35,930
                                                              ------------       ------------      -------------

                     Total Liabilities and
                            Shareholders' Equity              $  407,395         $  362,884        $  396,067
                                                              ==================================================

          See accompanying notes to consolidated financial statements.

                            FNB Corp. and Subsidiary

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                 -------------------------------
                                                                                    2000               1999
                                                                                 ------------      -------------
                                                                             (in thousands, except per share data)
Interest Income
     Interest and fees on loans                                                  $     5,897       $      5,002
     Interest and dividends on investment securities:
          Taxable income                                                               1,354              1,342
          Non-taxable income                                                             249                255
     Federal funds sold                                                                   23                 27
                                                                                 ------------      -------------
                    Total interest income                                              7,523              6,626
                                                                                 ------------      -------------
Interest Expense
     Deposits                                                                          3,161              2,636
     Retail repurchase agreements                                                        113                111
     Federal Home Loan Bank advances                                                     203                 62
     Federal funds purchased                                                              25                 17
                                                                                 ------------      -------------
                    Total interest expense                                             3,502              2,826
                                                                                 ------------      -------------
Net Interest Income                                                                    4,021              3,800
     Provision for loan losses                                                           130                 65
                                                                                 ------------      -------------
Net Interest Income After Provision for Loan Losses                                    3,891              3,735
                                                                                 ------------      -------------

Noninterest Income
     Service charges on deposit accounts                                                 469                423
     Annuity and brokerage commissions                                                    99                121
     Cardholder and merchant services income                                             107                 88
     Other service charges, commissions and fees                                         158                144
     Other income                                                                         79                 62
                                                                                 ------------      -------------
                    Total noninterest income                                             912                838
                                                                                 ------------      -------------
Noninterest Expense
     Personnel expense                                                                 1,646              1,540
     Net occupancy expense                                                               159                151
     Furniture and equipment expense                                                     394                226
     Data processing services                                                            136                383
     Other expense                                                                       696                641
                                                                                 ------------      -------------
                    Total noninterest expense                                          3,031              2,941
                                                                                 ------------      -------------

Income Before Income Taxes                                                             1,772              1,632
Income taxes                                                                             541                487
                                                                                 ------------      -------------

Net Income                                                                       $      1,231      $      1,145
                                                                                 ============      ============

Net income per common share:
     Basic                                                                       $       .34      $         .31
     Diluted                                                                             .33                .30
                                                                                 ============      =============

Weighted average number of shares outstanding:
     Basic                                                                         3,655,777          3,657,200
     Diluted                                                                       3,695,416          3,803,149
                                                                                 ============      =============

Cash dividends declared per common share                                         $       .12      $          .12
                                                                                 ===========       =============

          See accompanying notes to consolidated financial statements.

                            FNB Corp. and Subsidiary

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

              Three Months Ended March 31, 2000 and March 31, 1999

                                                                                                          Accumulated
                                                       Common Stock                                          Other
                                                  -------------------------                 Retained      Comprehensive
                                                   Shares        Amount        Surplus      Earnings         Income          Total
                                                  -----------  ------------  ------------  ------------  --------------  -----------
                                                                           (in thousands, except share data)
Balance, December 31, 1998                         3,655,376   $      9,138  $      117    $    25,721    $         26       35,002
Comprehensive income:
     Net income                                            -             -            -          1,145               -        1,145
     Other comprehensive income:
          Unrealized securities gains (losses),
               net of income tax benefit of $189           -             -            -              -            (367)        (367)
                                                                                                                         ----------
     Total comprehensive income                            -             -            -              -               -          778
                                                                                                                         ----------
Cash dividends declared                                    -             -            -           (439)              -         (439)
Common stock issued through:
     Dividend reinvestment plan                            -             -            -              -               -            -
     Stock option plan                                 2,400             6           20              -               -           26
                                                  -----------  ------------  ------------  ------------  --------------  -----------

Balance, March 31, 1999                            3,657,776   $      9,144  $      137    $    26,427   $        (341)      35,367
                                                  ===========  ============  ============  ============  ==============  ===========



Balance, December 31, 1999                         3,661,000   $      9,153  $      174    $    28,512   $      (1,909)      35,930
Comprehensive income:
     Net income                                            -              -           -          1,231               -        1,231
     Other comprehensive income:
          Unrealized securities gains (losses),
               net of income tax benefit of $52            -              -           -              -            (101)        (101)
                                                                                                                         ----------
     Total comprehensive income                            -              -           -              -               -        1,130
                                                                                                                         ----------
Cash dividends declared                                    -              -           -           (439)              -         (439)
Common stock issued through:
     Dividend reinvestment plan                            2              -           -              -               -            -
     Stock option plan                                 1,500              4          11              -               -           15
Common stock repurchased                              (6,700)           (17)        (88)             -               -         (105)
                                                  -----------  ------------  ------------  ------------  --------------  -----------

Balance, March 31, 2000                            3,655,802   $      9,140  $       97    $    29,304   $      (2,010)      36,531
                                                  ===========  ============  ============  ============  ==============  ===========


          See accompanying notes to consolidated financial statements.

                            FNB Corp. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                 -------------------------------
                                                                                    2000               1999
                                                                                 ------------      -------------
                                                                                         (in thousands)
Operating Activities:
     Net income                                                                  $      1,231      $      1,145
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depreciation and amortization of premises and equipment                        329                218
          Provision for loan losses                                                      130                 65
          Deferred income taxes (benefit)                                                (78)                 -
          Deferred loan fees and costs, net                                               (8)                31
          Premium amortization and discount accretion
                 of investment securities, net                                            15                (60)
          Amortization of intangibles                                                      4                  5
          Net decrease (increase) in loans held for sale                                 (26)               948
          Increase in other assets                                                    (1,363)              (796)
          Increase in other liabilities                                                1,064                169
                                                                                 ------------      -------------
                    Net Cash Provided by Operating Activities                          1,298              1,725
                                                                                 ------------      -------------

Investing Activities:
     Available-for-sale securities:
          Proceeds from maturities and calls                                               -              6,965
          Purchases                                                                     (442)           (10,283)
     Held-to-maturity securities:
          Proceeds from maturities and calls                                             459              3,484
          Purchases                                                                     (303)            (1,000)
     Net increase in loans                                                           (13,039)            (6,423)
     Proceeds from sales of premises and equipment                                         -                 -
     Purchases of premises and equipment                                                (132)              (708)
     Other, net                                                                           34                 13
                                                                                 ------------      -------------
                    Net Cash Used in Investing Activities                            (13,423)            (7,952)
                                                                                 ------------      -------------

Financing Activities:
     Net increase (decrease) in deposits                                              16,090               (760)
     Increase (decrease) in retail repurchase agreements                                 (70)               695
     Increase in Federal Home Loan Bank advances                                           -              7,000
     Decrease in federal funds purchased                                              (6,185)            (1,095)
     Common stock issued                                                                  15                 26
     Common stock repurchased                                                           (105)                 -
     Cash dividends paid                                                                (549)              (548)
                                                                                 ------------      -------------
                    Net Cash Provided by Financing Activities                          9,196              5,318
                                                                                 ------------      -------------

Net Decrease in Cash and Cash Equivalents                                             (2,929)              (909)
Cash and cash equivalents at beginning of period                                      14,271             12,787
                                                                                 ------------      -------------

Cash and Cash Equivalents at End of Period                                       $    11,342        $    11,878
                                                                                 =====================================
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest                                                               $     2,606      $      3,028
          Income taxes                                                                    87                65

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

         The accompanying consolidated financial statements, prepared without audit, include the accounts of FNB Corp. and the Bank (collectively, the "Corporation"). All significant intercompany balances and transactions have been eliminated. The results of operations of the Corporation and its subsidiary are reviewed as a single enterprise by the chief operating decision maker.

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

3. On October 16, 1999, the Corporation entered into a definitive merger agreement to acquire Carolina Fincorp, Inc. ("Carolina Fincorp"), holding company for Richmond Savings Bank, Inc., SSB ("Richmond Savings"), headquartered in Rockingham, North Carolina. On March 21, 2000, the shareholders of both FNB Corp. and Carolina Fincorp voted to approve the merger, leaving certain contractual conditions of the merger agreement to be satisfied. Following the satisfaction of these conditions, the merger of the holding companies was effected on April 10, 2000 through the conversion of each share of Carolina Fincorp common stock into .79 of a share of FNB Corp. common stock. Subject to approval by applicable regulatory authorities, the merger of Richmond Savings with and into the Bank is expected to occur in June 2000. The merger will be accounted for as a pooling-of-interests transaction in the second quarter of 2000. Merger-related costs will also be recorded in the second quarter of 2000. At December 31, 1999, Carolina Fincorp operated five offices through Richmond Savings and had approximately $120,069,000 in total assets, $102,917,000 in deposits and $16,138,000 in stockholders' equity.

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

                                                                                    Three Months Ended
                                                                                            March 31,       .
                                                                                -----------------------------
                                                                                   2000              1999   .
                                                                                -----------      ------------
         Basic EPS denominator - Weighted average
              number of  common shares outstanding                                3,655,777        3,657,200
         Dilutive share effect arising from assumed
              exercise of stock options                                              39,639          145,949
                                                                                -----------       ----------

         Diluted EPS denominator                                                  3,695,416        3,803,149
                                                                                ===========       ==========

5. Loans as presented are reduced by net deferred loan fees of $545,000, $468,000 and $553,000 at March 31, 2000, March 31, 1999 and December
         31, 1999, respectively.

6.       Significant components of other expense were as follows:

                                                                                  Three Months Ended
                                                                                        March 31,
                                                                                ------------------------
                                                                                   2000             1999
                                                                                ----------       -------
                                                                                     (in thousands)

         Stationery, printing and supplies                                         $100             $116
         Advertising and marketing                                                  108               57

7. In the opinion of management, the financial information furnished in this report includes all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the results for the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS


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

OVERVIEW

         The Corporation earned $1,231,000 in the first quarter of 2000, a 7.5% increase over the same period in 1999. Basic earnings per share increased from $.31 to $.34 in comparing these first quarter periods and diluted earnings per share increased from $.30 to $.33. Total assets were $407,395,000 at March 31, 2000, up 12.3% from March 31, 1999 and 2.9% from December 31, 1999. Loans amounted to $278,108,000 at March 31, 2000, increasing 18.3% from March 31, 1999 and 4.9% from December 31, 1999. Total deposits grew 11.5% from March 31, 1999 and 5.0% from December 31, 1999 to $338,857,000 at March 31, 2000.

         On October 16, 1999, the Corporation entered into a definitive merger agreement to acquire Carolina Fincorp, Inc. ("Carolina Fincorp"), holding company for Richmond Savings Bank, Inc., SSB ("Richmond Savings"), headquartered in Rockingham, North Carolina. On March 21, 2000, the shareholders of both FNB Corp. and Carolina Fincorp voted to approve the merger, leaving certain contractual conditions of the merger agreement to be satisfied. Following the satisfaction of these conditions, the merger of the holding companies was effected on April 10, 2000 through the conversion of each share of Carolina Fincorp common stock into .79 of a share of FNB Corp. common stock. Subject to approval by applicable regulatory authorities, the merger of Richmond Savings with and into the Bank is expected to occur in June 2000. The merger will be accounted for as a pooling-of-interests transaction in the second quarter of 2000. Merger-related costs will also be recorded in the second quarter of 2000. At December 31, 1999, Carolina Fincorp operated five offices through Richmond Savings and had approximately $120,069,000 in total assets, $102,917,000 in deposits and $16,138,000 in stockholders' equity.

EARNINGS REVIEW

         The Corporation's net income increased $86,000 or 7.5% in the first quarter of 2000 compared to the same period of 1999. Earnings were positively impacted in the first quarter of 2000 by increases of $221,000 or 5.8% in net interest income and $74,000 in noninterest income. These gains were partially offset, however, by a $90,000 increase in noninterest expense, as discussed in "Noninterest Expense", and by a $65,000 increase in the provision for loan losses.

         On an annualized basis, return on average assets decreased from 1.28% in the first quarter of 1999 to 1.23% in the first quarter of 2000. Return on average shareholders' equity increased from 12.92% to 13.53% in comparing the same periods.

NET INTEREST INCOME

         Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

         Net interest income was $4,021,000 in the first quarter of 2000 compared to $3,800,000 in the same period of 1999. This increase of $221,000 or 5.8% resulted primarily from a 12.7% increase in the level of average earning assets, the effect of which was partially offset by a decline in the net yield on earning assets, or net interest margin, from 4.83% in the first quarter of 1999 to 4.50% in the same period of 2000. On a taxable equivalent basis, the increase in net interest income in the first quarter of 2000 was $214,000, reflecting changes in the relative mix of taxable and non-taxable earning assets in each period.

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

         The prime rate of interest has been relatively stable in recent years, averaging 7.99%, 8.37% and 8.44% in 1999, 1998 and 1997, respectively. This general stability has tended to apply to the interest rates both earned and paid by the Bank. During the last three months of 1998, however, a significant change occurred in the prime rate when the Federal Reserve took action on the level of interest rates in response to the downturn of the economies of certain Asian and Latin American countries and the effects or potential effects of those downturns on the U.S. economy. In rapid succession, three 25 basis point cuts were recorded in the prime rate, lowering it from 8.50% to 7.75%. This decrease in the prime rate, through the effect on the average total yield on earning assets, tended to negatively impact the Corporation's net interest margin and net interest spread. Due to subsequent concern about inflationary pressures that appeared to be building in the U.S. economy, the Federal Reserve elected to raise the level of interest rates in the third and fourth quarters of 1999, resulting in three 25 basis point increases in the prime rate that increased it from 7.75% to 8.50%, thereby effectively reversing the rate reductions that occurred in 1998. Continued concerns about possible inflationary pressures caused the Federal Reserve to further raise the level of interest rates in the 2000 first quarter, resulting in two additional 25 basis point increases in the prime rate that raised it to the 9.00% level. While the Corporation has tended to see some improvement in the average total yield on earning assets due to the prime rate increases, the average rate paid on interest-bearing liabilities has increased by a greater amount, which has further negatively impacted the net interest margin and interest spread.

         Following the reductions in late 1998, the prime rate averaged 7.75% in the first quarter of 1999. The subsequent increases resulted in an average prime rate of 8.66% in the first quarter of 2000. The net interest spread, in comparing first quarter periods, declined by 33 basis points from 4.14% in 1999 to 3.81% in 2000, reflecting the effect of a slight decrease in the average total yield on earning assets coupled with a more significant increase in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets decreased by 3 basis points from 8.23% in 1999 to 8.20% in 2000, while the cost of funds increased by 30 basis points from 4.09% to 4.39%.

PROVISION FOR LOAN LOSSES

         This provision is the charge against earnings to provide an allowance or reserve for probable losses inherent in the loan portfolio. The amount of each period's charge is affected by several considerations including management's evaluation of various risk factors in determining the adequacy of the allowance (see "Asset Quality"), actual loan loss experience and loan portfolio growth. Earnings were negatively impacted the first quarter of 2000 compared to the same period in 1999 by a $65,000 increase in the provision.

         The allowance for loan losses, as a percentage of loans outstanding, amounted to 1.04% at March 31, 2000 and 1.08% at March 31, 1999. The reduction in the allowance percentage reflected changes in the loan portfolio mix. As discussed in "Loans", the 1-4 family residential mortgage loan portfolio, which requires a relatively lower level of reserve for loan losses, has significantly increased since March 31, 1999. Further, a riskier loan segment, retail installment loan contracts purchased from automobile and equipment dealers, has been discontinued.

NONINTEREST INCOME

         Noninterest income increased $74,000 or 8.8% in the first quarter of 2000 compared to the same period in 1999, reflecting in part the general increase in the volume of business. The increase in service charges on deposit accounts was primarily due to the selected increases in service charge rates that became effective in the 1999 first quarter. Other income was higher due mainly to an increase in fees for trust services.

NONINTEREST EXPENSE

         Noninterest expense was $90,000 or 3.1% higher in the first quarter of 2000 compared to the same period in 1999, due largely to increased personnel expense, a higher level of advertising and marketing expense and the continuing effects of inflation. The level of noninterest expense was further affected by the opening of a new branch office in August 1999 (see "Business Development Matters"). The components of noninterest expense were affected by the major data processing conversion completed in the first quarter of 1999, which conversion ultimately resulted in a major reduction in the cost of data processing services provided by outside processors. Personnel expense was impacted by increased staffing requirements, especially as related to the data processing conversion and to the opening of the new branch office, and by normal salary adjustments. Furniture and equipment expense increased largely as a result of the data processing conversion, especially for depreciation and maintenance charges. Advertising and marketing expense, included in other expense, increased $51,000 in 2000 due primarily to an increased level of expenditures related to the major marketing plan centered around the "YES YOU CAN, YES WE CAN(R)" program.

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

INCOME TAXES

         The effective income tax rate increased from 29.8% in the first quarter of 1999 to 30.5% in the same period of 2000 due principally to an increase in the ratio of taxable to tax-exempt income.

LIQUIDITY

         Liquidity refers to the continuing ability of the Bank to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to the Parent Company for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from five major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold, (c) lines for the purchase of federal funds from other banks, (d) the $48,800,000 line of credit established at the Federal Home Loan Bank, less existing advances against that line, and (e) the available-for-sale securities portfolio. Further, while available-for-sale securities are intended to be a source of immediate liquidity, the entire investment securities portfolio is managed to provide both income and a ready source of liquidity. All debt securities are of investment grade quality and, if the need arises, can be promptly liquidated on the open market or pledged as collateral for short-term borrowing.

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

         The Bank's balance sheet was liability-sensitive at March 31, 2000. A liability-sensitive position means that in gap measurement periods of one year or less there are more liabilities than assets subject to immediate repricing as market rates change. Because immediately rate sensitive interest-bearing liabilities exceed rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories.

Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the NOW, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

CAPITAL ADEQUACY

         Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution's ongoing trading activities. At March 31, 2000, FNB Corp. and the Bank were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital. Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%. At March 31, 2000, FNB Corp. and the Bank had total capital ratios of 14.58% and 14.08%, respectively, and Tier 1 capital ratios of 13.57% and 13.06%.

         The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At March 31, 2000, FNB Corp. and the Bank had leverage capital ratios of 9.56% and 9.20%, respectively.

         The Bank is also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, the Bank must have a minimum ratio for total capital of 10.00%, for Tier 1 capital of 6.00% and for leverage capital of 5.00%. As noted above, the Bank met all of those ratio requirements at March 31, 2000 and, accordingly, is well-capitalized under the regulatory framework for prompt corrective action.

BALANCE SHEET REVIEW

         Total assets at March 31, 2000 were higher than at March 31, 1999 and December 31, 1999 by $44,511,000 or 12.3% and $11,328,000 or 2.9%, respectively;
deposits were ahead by $34,927,000 or 11.5% and $16,090,000 or 5.0%. A portion of the asset growth was funded by advances from the Federal Home Loan Bank which at March 31, 2000 had increased by $8,000,000 or 114.3% from March 31, 1999 and were unchanged compared to December 31, 1999. The level of funds provided by retail repurchase agreements at March 31, 2000 had decreased by $1,582,000 or 13.0% from March 31, 1999 and by $70,000 or 0.7% from December 31, 1999. Average assets increased 11.7% in the first quarter of 2000 compared to the same period in 1999, while average deposits increased 10.2%.

INVESTMENT SECURITIES

         Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. During the twelve-month period ended March 31, 2000, when the growth in total assets exceeded that for loans, the level of investment securities was increased $837,000 or 0.8%, with a net increase of $120,000 or 0.1% occurring in the first quarter of 2000. Investable funds not otherwise utilized are temporarily invested on an overnight basis as federal funds sold, the level of which is affected by such considerations as near-term loan demand and liquidity needs. Based on funds requirements, the Bank was a net purchaser of funds at March 31, 2000.

LOANS

         The Corporation's primary source of revenue and largest component of earning assets is the loan portfolio. Loans increased $43,021,000 or 18.3% during the twelve-month period ended March 31, 2000. The net loan increase during the first quarter of 2000 was $13,079,000 or 4.9%. Average loans were $37,584,000 or 16.2% higher in the first quarter of 2000 than in the same period of 1999. The ratio of average loans to average deposits, in comparing first quarter periods increased from 77.1% in 1999 to 81.3% in 2000. The ratio of loans to deposits at March 31, 2000 was 82.1%.

         The commercial and agricultural loan portfolio has experienced strong gains during both the twelve-month period ended March 31, 2000 and the first quarter of 2000. The 1-4 family residential mortgage loan portfolio has also gained significantly during the twelve-month period ended March 31, 2000 and to a lesser extent during the first quarter of 2000. Lease financing contracts, a new loan product in 1999, have further added to the balance of the total loan portfolio. Loan growth and the composition of the loan portfolio are being affected by management's decision in March 1996 to discontinue the purchase of retail installment loan contracts from automobile and equipment dealers (see "Business Development Matters"). The outstanding balance of these loan contracts, which are primarily included in consumer loans, experienced a net decrease of $2,074,000 during the twelve-month period ended March 31, 2000. Consequently, total consumer loans declined significantly during that period.

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

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                              ------------------------
                                                                               2000              1999
                                                                              -------           ------
                                                                                   (in thousands)
         Balance at beginning of    period                                      $2,745           $2,517
         Charge-offs                                                                34               74
         Recoveries                                                                 40               27
                                                                              ---------        ---------
                  Net loan charge-offs (recoveries)                                 (6)              47
         Provision for loan losses                                                 130               65
                                                                              --------         ---------

         Balance at end of period                                               $2,881           $2,535
                                                                              ========         =========

         At March 31, 2000, the Bank had impaired loans with three borrowers that totaled $1,363,000, of which $1,313,000 was on nonaccrual status. The related allowance for loan losses on these loans amounted to $253,000. The payment of principal and interest on impaired loans with one borrower is guaranteed up to a specified percentage by an agency of the U. S. Government. Based on the balances outstanding at March 31, 2000, the guaranteed portion of impaired loans amounted to $793,000.

         Nonperforming loans were $1,966,000 in total at March 31, 2000, nonaccrual loans and accruing loans past due 90 days or more amounting to $1,634,000 and $332,000, respectively.

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

         The Bank's level and mix of deposits has been specifically affected by the following factors. The growth in money market accounts of $4,143,000 during the twelve-month period ended March 31, 2000 and $739,000 during the first quarter of 2000 was due to a high-yield product that has had steady growth since its introduction in the 1996 fourth quarter. Time deposits of $100,000 or more accounted for $20,086,000 of total time deposit growth of $30,727,000 during the twelve-month period ended March 31, 2000 and $7,378,000 of total time deposit growth of $12,075,000 during the first quarter of 2000. Further, the level of time deposits obtained from governmental units fluctuates, amounting to $45,743,000, $22,583,000 and $38,529,000 at March 31, 2000, March 31, 1999 and
December 31, 1999, respectively.

BUSINESS DEVELOPMENT MATTERS

         As discussed in the "Overview" and in Note 3 to Consolidated Financial Statements, the Corporation completed a merger in the second quarter of 2000 for the acquisition of Carolina Fincorp, headquartered in Rockingham, North Carolina.

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

         Management decided in March 1996 that the Bank would discontinue the purchase of retail installment loan contracts from automobile and equipment dealers, due largely to the declining yields being experienced in this loan program. Contracts of this nature included in loans at March 31, 2000, March 31, 1999 and December 31, 1999 amounted to $613,000, $2,687,000 and $963,000, respectively. While there will be no purchases of new contracts, current plans call for the collection of outstanding loans based on their contractual terms. The funds previously invested in this loan program are being redeployed, as loan payments occur, to other loan programs or to the investment securities portfolio.

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

CAUTIONARY SATEMENT FOR PURPOSE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as "believes", "expects", "plans", "projects", "goals", "estimates", "may", "could", "should", or "anticipates" or the negative thereof or other variations thereon of comparable terminology, or by discussions of strategy that involve risks and uncertainties. In addition, from time to time, the Corporation or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Corporation with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Corporation. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Corporation wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect the Corporation's actual results, causing actual results to differ materially from those in any forward-looking statement. These factors include: (i) expected cost savings from the merger completed with Carolina Fincorp in the second quarter of 2000 may not materialize, (ii) the Corporation may experience greater than expected deposit attrition, customer loss, or revenue loss in connection with the merger, (iii) competitive pressure in the banking industry or in the Corporation's markets may increase significantly, (iv) changes in the interest rate environment may reduce margins, (v) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration, (vi) changes may occur in banking legislation and in the environment, (vii) changes may occur in general business conditions and inflation and (viii) changes may occur in the securities markets. Readers should also consider information on risks and uncertainties contained in the discussions of competition, supervision and regulation, and effect of governmental policies contained in the Corporation's most recent Annual Report on Form 10-K.

Table 1
Average Balances and Net Interest Income Analysis

THREE MONTHS ENDED MARCH 31                                                  2000
                                                          --------------------------------------------
                                                                                            Average
                                                                           Interest          Rates
                                                            Average         Income/         Earned/
                                                            Balance         Expense          Paid
                                                          ------------    ------------    ------------
Earning Assets
Loans (2) (3)                                             $  269,432      $      5,911           8.79%
Investment securities (2):
     Taxable income                                            88,745           1,452            6.55
     Non-taxable income                                        19,963             384            7.70
Federal funds sold                                              1,573              23            5.80
                                                          ------------    ------------    ------------
          Total earning assets                                379,713           7,770            8.20
                                                          ------------    ------------    ------------

Cash and due from banks                                        11,985
Other assets, net                                               8,328
                                                          ------------
          Total Assets                                    $  400,026
                                                          ============
Interest-Bearing Liabilities
Interest-bearing deposits:
     NOW accounts                                         $    43,014             133            1.24
     Savings deposits                                          25,371             127            2.01
     Money market accounts                                     34,340             329            3.84
     Certificates and other time deposits                     188,592           2,572            5.47
Retail repurchase agreements                                   10,942             113            4.15
Federal Home Loan Bank advances                                15,714             203            5.17
Federal funds purchased                                         1,704              25            5.82
                                                          ------------    ------------    ------------
          Total interest-bearing liabilities                  319,677           3,502            4.39
                                                          ------------    ------------    ------------

Noninterest-bearing demand deposits                            39,965
Other liabilities                                               3,978
Shareholders' equity                                           36,406
                                                          ------------
          Total Liabilities and
                 Shareholders' Equity                     $  400,026
                                                          ============

Net Interest Income and Spread                                            $      4,268           3.81 %
                                                                          ============    ============

Net Yield on Earning Assets                                                                      4.50 %
                                                                                          ============

Table 1
Average Balances and Net Interest Income Analysis

THREE MONTHS ENDED MARCH 31                                                     1999
                                                             -------------------------------------------
                                                                                              Average
                                                                              Interest         Rates
                                                               Average        Income/         Earned/
                                                               Balance        Expense          Paid
                                                             ------------   -------------   ------------
                                                          (Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets
Loans (2) (3)                                                $  231,848     $      5,012           8.74%
Investment securities (2):
     Taxable income                                               82,663           1,445           6.99
     Non-taxable income                                           20,188             396           7.86
Federal funds sold                                                 2,273              27           4.75
                                                             ------------   -------------   ------------
          Total earning assets                                   336,972           6,880           8.23
                                                             ------------   -------------   ------------
Cash and due from banks                                           11,502
Other assets, net                                                  9,607
                                                             ------------
          Total Assets                                       $  358,081
                                                             ============
Interest-Bearing Liabilities
Interest-bearing deposits:
     NOW accounts                                            $    42,675             137           1.30
     Savings deposits                                             26,162             135           2.10
     Money market accounts                                        29,309             258           3.57
     Certificates and other time deposits                        163,246           2,106           5.23
Retail repurchase agreements                                      12,064             111           3.73
Federal Home Loan Bank advances                                    5,056              62           4.99
Federal funds purchased                                            1,457              17           4.71
                                                             ------------   -------------   ------------
          Total interest-bearing liabilities                     279,969           2,826           4.09
                                                             ------------   -------------   ------------
Noninterest-bearing demand deposits                               39,171
Other liabilities                                                  3,507
Shareholders' equity                                              35,434
                                                             ------------
          Total Liabilities and
                 Shareholders' Equity                        $  358,081
                                                             ============

Net Interest Income and Spread                                              $      4,054           4.14 %
                                                                            =============   ============

Net Yield on Earning Assets                                                                        4.83 %
                                                                                            ============

Table 1
Average Balances and Net Interest Income Analysis

THREE MONTHS ENDED MARCH 31

                                                                        2000 Versus 1999
                                                           --------------------------------------------
                                                                    Interest Variance
                                                                      due to (1)
                                                           ----------------------------        Net
                                                             Volume           Rate           Change
                                                           ------------    ------------    ------------
Earning Assets
Loans (2) (3)                                              $       868     $        31   $         899
Investment securities (2):
     Taxable income                                                102             (95)              7
     Non-taxable income                                             (4)             (8)            (12)
Federal funds sold                                                        (9)        5              (4)
                                                           ------------    ------------    ------------
          Total earning assets                                     957             (67)            890
                                                           ------------    ------------    ------------
Cash and due from banks
Other assets, net
          Total Assets

Interest-Bearing Liabilities
Interest-bearing deposits:
     NOW accounts                                                    1              (5)             (4)
     Savings deposits                                               (3)             (5)             (8)
     Money market accounts                                          49              22              71
     Certificates and other time deposits                          360             106             466
Retail repurchase agreements                                       (11)             13               2
Federal Home Loan Bank advances                                    139               2             141
Federal funds purchased                                              3               5               8
                                                           ------------    ------------    ------------
          Total interest-bearing liabilities                       538             138             676
                                                           ------------    ------------    ------------
Noninterest-bearing demand deposits
Other liabilities
Shareholders' equity

          Total Liabilities and
                 Shareholders' Equity
Net Interest Income and Spread                             $       419    $        (205)  $         214
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

         Management does not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis prepared and presented in conjunction with the Form 10-K Annual Report for the fiscal year ended December 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  Exhibits to this report are listed in the index to exhibits on pages 19 and 20 of this report.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended March 31, 2000.



                  -------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FNB Corp.
                                         (Registrant)


Date:    May 12, 2000           By:      /s/ Jerry A. Little
                                         -------------------
                                                       Jerry A. Little
                                                       Treasurer and Secretary
                                                       (Principal Financial and
                                                       Accounting Officer)


                                        INDEX TO EXHIBITS

EXHIBIT NO.                                        DESCRIPTION OF EXHIBIT
-----------                                        ----------------------
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

   2.11                             Stock Option Agreement issued by Carolina Fincorp, Inc. to FNB Corp., dated as of October 16, 1999, incorporated herein by reference to Exhibit 2.11 to the
                                    Registrant's Form S-4 Registration Statement (No, 333-93869) filed December 30, 1999.

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

EXHIBIT NO.                                                       DESCRIPTION OF EXHIBIT
-----------                                                       ----------------------

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

   10.20                            Stock Compensation Plan, as amended, effective May 12, 1998, incorporated herein by reference to Exhibit 10.30 the Registrant's Form 10-Q
                                    Quarterly Report for the quarter ended June 30, 1998.

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

   10.30                            Copy of Employment Agreement dated as of December 27, 1995 between First National
                                    Bank and Trust Company and Michael C. Miller, incorporated herein by reference to
                                    Exhibit 10.50 to the Registrant's Form 10-KSB Annual Report for the fiscal year ended December 31, 1995.

   27                               Financial Data Schedule for the three months ended March 31, 2000.
