Form 10-Q
period 2000-06-30
FNB CORP/NC
filed 2000-08-14
CIK 764811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  ------------


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

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


                                 (336) 626-8300
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No
                                      ---      ---

The registrant had 5,050,336 shares of $2.50 par value common stock outstanding at August 11, 2000.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            FNB Corp. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                                                         June 30,                     December 31,
                                                              -------------------------------
                                                                 2000               1999               1999
                                                              ------------       ------------      -------------
                                                                      (in thousands, except share data)
ASSETS
Cash and due from banks                                       $    14,833        $    18,065       $     18,808
Interest-bearing bank accounts                                        650              7,216              3,115
Federal funds sold                                                    160                  -                  -
Investment securities:
     Available for sale, at estimated fair value
          (amortized cost of $65,822, $68,379 and $64,063)         62,695             66,487             61,065
     Held to maturity (estimated fair value of
          $55,721, $56,321 and $56,964)                            57,498             57,128             58,721
Loans                                                             387,193            326,620            361,179
     Less:    Allowance for loan losses                            (4,012)            (3,049)            (3,289)
                                                              ------------       ------------      -------------
                     Net loans                                    383,181            323,571            357,890
                                                              ------------       ------------      -------------
Premises and equipment, net                                         9,882             10,131             10,103
Other assets                                                        9,395              6,904              7,766
                                                              ------------       ------------      -------------

                     Total Assets                             $   538,294        $   489,502       $    517,468
                                                              ============       ============      =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand deposits                      $    48,139        $    44,910       $     43,334
     Interest-bearing deposits:
          NOW, savings and money market deposits                  123,604            123,860            127,819
          Time deposits of $100,000 or more                        90,267             70,965             86,818
          Other time deposits                                     188,991            165,909            169,039
                                                              ------------       ------------      -------------
                     Total deposits                               451,001            405,644            427,010
Retail repurchase agreements                                       10,283             13,482             10,667
Federal Home Loan Bank advances                                    15,000              7,000             15,000
Federal funds purchased                                             4,400              7,825              7,735
Other liabilities                                                   5,967              4,567              4,988
                                                              ------------       ------------      -------------
                     Total Liabilities                            486,651            438,518            465,400
                                                              ------------       ------------      -------------
Shareholders' equity:
     Preferred stock - $10.00 par value;
          authorized 200,000 shares, none issued                        -                  -                  -
     Common stock - $2.50 par value;
          authorized 10,000,000 shares, issued
          shares - 5,046,386, 5,164,206 and 5,139,520              12,616             12,911             12,849
     Surplus                                                        2,736              4,228              4,131
     Retained earnings                                             38,355             37,509             39,158
     ESOP and MRP plans                                                 -             (2,415)            (2,092)
     Accumulated other comprehensive income:
          Net unrealized securities gains (losses)                 (2,064)            (1,249)            (1,978)
                                                              ------------       ------------      -------------
                     Total Shareholders' Equity                    51,643             50,984             52,068
                                                              ------------       ------------      -------------
                     Total Liabilities and
                            Shareholders' Equity              $   538,294        $   489,502       $    517,468
                                                              ============       ============      =============

          See accompanying notes to consolidated financial statements.

                            FNB Corp. and Subsidiary

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                    Three Months Ended                    Six Months Ended
                                                                         June 30,                             June 30,
                                                              -------------------------------      --------------------------------
                                                                 2000               1999               2000               1999
                                                              ------------       ------------      -------------      -------------
                                                                             (in thousands, except per share data)
Interest Income:
     Interest and fees on loans                               $     8,391       $      6,875       $     16,289        $    13,658
     Interest and dividends on investment securities:
          Taxable income                                            1,570              1,568              3,131              3,173
          Non-taxable income                                          244                248                493                503
     Other interest income                                            125                104                231                182
                                                              ------------       ------------      -------------      -------------
                    Total interest income                          10,330              8,795             20,144             17,516
                                                              ------------       ------------      -------------      -------------

Interest Expense:
     Deposits                                                       4,657              3,716              8,948              7,427
     Retail repurchase agreements                                     127                129                240                240
     Federal Home Loan Bank advances                                  202                 87                405                149
     Federal funds purchased                                           27                 12                 52                 29
                                                              ------------       ------------      -------------      -------------
                    Total interest expense                          5,013              3,944              9,645              7,845
                                                              ------------       ------------      -------------      -------------

Net Interest Income                                                 5,317              4,851             10,499              9,671
     Provision for loan losses                                        835                119                992                218
                                                              ------------       ------------      -------------      -------------
Net Interest Income After Provision for Loan Losses                 4,482              4,732              9,507              9,453
                                                              ------------       ------------      -------------      -------------

Noninterest Income:
     Service charges on deposit accounts                              553                509              1,100              1,000
     Annuity and brokerage commissions                                141                140                253                275
     Cardholder and merchant services income                          133                114                242                202
     Other service charges, commissions and fees                      154                147                345                311
     Other income                                                     166                117                300                247
                                                              ------------       ------------      -------------      -------------
                    Total noninterest income                        1,147              1,027              2,240              2,035
                                                              ------------       ------------      -------------      -------------

Noninterest Expense:
     Personnel expense                                              2,247              2,055              4,355              3,999
     Net occupancy expense                                            207                199                409                393
     Furniture and equipment expense                                  462                365                916                632
     Data processing services                                         277                235                505                695
     Merger related expenses                                        2,796                  -              2,796                  -
     Other expense                                                    893                847              1,849              1,641
                                                              ------------       ------------      -------------      -------------
                    Total noninterest expense                       6,882              3,701             10,830              7,360
                                                              ------------       ------------      -------------      -------------

Income (Loss) Before Income Taxes                                  (1,253)             2,058                917              4,128
Income taxes (benefit)                                               (278)               646                411              1,292
                                                              ------------       ------------      -------------      -------------

Net Income (Loss)                                             $      (975)            1,412        $        506              2,836
                                                              ============      =============      =============      =============

Net income (loss) per common share:
     Basic                                                    $      (.19)      $        .28       $        .10       $        .56
     Diluted                                                         (.19)               .27                .10                .55
                                                              ============       ============      =============      =============

Weighted average number of shares outstanding:
     Basic                                                      5,027,951          5,030,503          5,017,591          5,041,141
     Diluted                                                    5,027,951          5,159,777          5,075,268          5,178,706
                                                              ============      =============      =============      =============

Cash dividends declared per common share                      $       .12       $        .12       $        .24       $        .24
                                                              ============      =============      =============      =============

          See accompanying notes to consolidated financial statements.

                            FNB Corp. and Subsidiary

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                Six Months Ended June 30, 2000 and June 30, 1999

                                                                                                              ESOP
                                                       Common Stock                                            and
                                                ---------------------------                   Retained         MRP
                                                   Shares        Amount         Surplus       Earnings        Plans
                                                -------------  ------------   ------------  -------------  ------------
                                                                                   (in thousands, except share data)
Balance, December 31, 1998                         5,160,756   $    12,902    $     4,205   $   35,763     $   (2,531)
Comprehensive income:
     Net income                                            -             -              -        2,836              -
     Other comprehensive income:
          Unrealized securities gains (losses),
               net of income tax benefit of $671           -             -              -            -              -

     Total comprehensive income                            -             -              -            -              -

Cash dividends declared                                    -             -              -       (1,090)             -
ESOP and MRP plan transactions                             -             -             (6)           -            116
Common stock issued through:
     Dividend reinvestment plan                            -             -              -            -              -
     Stock option plan                                 3,450             9             29            -              -
                                                 -----------   -----------    -----------   ----------     ----------

Balance, June 30, 1999                             5,164,206   $    12,911    $     4,228   $   37,509     $   (2,415)
                                                 ===========   ===========    ===========   ==========     ==========


Balance, December 31, 1999                         5,139,520   $    12,849    $     4,131   $   39,158     $   (2,092)
Comprehensive income:
     Net income                                            -             -              -          506              -
     Other comprehensive income:
          Unrealized securities gains (losses),
               net of income tax benefit of $43            -             -              -            -              -

     Total comprehensive income                            -             -              -            -              -

Cash dividends declared                                    -             -              -       (1,309)             -
Cash paid for fractional shares in merger               (122)            -             (1)           -              -
ESOP and MRP plan transactions:
     Termination of plans                            (93,113)         (233)        (1,342)           -          1,960
     Other transactions                                    -             -            (17)           -            132
Common stock issued through:
     Dividend reinvestment plan                        4,701            12             39            -              -
     Stock option plan                                 2,100             5             14            -              -
Common stock repurchased                              (6,700)          (17)           (88)           -              -
                                                 -----------   -----------    -----------   ----------     ----------

Balance, June 30, 2000                             5,046,386   $    12,616    $     2,736   $   38,355     $        -
                                                 ===========   ===========    ===========   ==========     ==========


                                                    Accumulated
                                                       Other
                                                   Comprehensive
                                                       Income           Total
                                                  --------------     ------------
Balance, December 31, 1998                        $        51        $   50,390
Comprehensive income:
     Net income                                             -             2,836
     Other comprehensive income:
          Unrealized securities gains (losses),
               net of income tax benefit of $671       (1,300)           (1,300)
                                                                     ------------
     Total comprehensive income                             -             1,536
                                                                     ------------
Cash dividends declared                                     -            (1,090)
ESOP and MRP plan transactions                              -               110
Common stock issued through:
     Dividend reinvestment plan                             -                 -
     Stock option plan                                      -                38
                                                  -----------        ------------

Balance, June 30, 1999                            $    (1,249)       $   50,984
                                                  ===========        ============


Balance, December 31, 1999                        $    (1,978)       $   52,068
Comprehensive income:
     Net income                                             -               506
     Other comprehensive income:
          Unrealized securities gains (losses),
               net of income tax benefit of $43           (86)              (86)
                                                                     ------------
     Total comprehensive income                             -               420
                                                                     ------------
Cash dividends declared                                     -            (1,309)
Cash paid for fractional shares in merger                   -                (1)
ESOP and MRP plan transactions:
     Termination of plans                                   -               385
     Other transactions                                     -               115
Common stock issued through:
     Dividend reinvestment plan                             -                51
     Stock option plan                                      -                19
Common stock repurchased                                    -              (105)
                                                  -----------        ------------

Balance, June 30, 2000                            $    (2,064)       $   51,643
                                                  ===========        ============

          See accompanying notes to consolidated financial statements.

                            FNB Corp. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Six Months Ended
                                                                            June 30,
                                                                 -------------------------------
                                                                    2000               1999
                                                                 ------------      -------------
                                                                         (in thousands)
Operating Activities:
     Net income                                                  $        506      $      2,836
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depreciation and amortization of premises and equipment         763               622
          Provision for loan losses                                       992               218
          Deferred income taxes                                          (208)              (20)
          Deferred loan fees and costs, net                               (29)               85
          Premium amortization and discount accretion
                 of investment securities, net                             28               (42)
          ESOP and MRP plan expenses                                      500                 9
          Amortization of intangibles                                       7               109
          Net decrease (increase) in loans held for sale                 (399)            4,895
          Increase in other assets                                       (979)             (123)
          Increase (decrease) in other liabilities                        984              (676)
                                                                 ------------      -------------
                    Net Cash Provided by Operating Activities           2,165             7,913
                                                                 ------------      -------------
Investing Activities:
     Available-for-sale securities:
          Proceeds from maturities and calls                                -            11,430
          Purchases                                                    (1,759)          (23,829)
     Held-to-maturity securities:
          Proceeds from maturities and calls                            1,852            12,335
          Purchases                                                      (655)           (4,000)
     Net increase in loans                                            (26,011)          (16,762)
     Purchases of premises and equipment                                 (705)           (1,485)
     Other, net                                                          (151)               82
                                                                 ------------      -------------
                    Net Cash Used in Investing Activities             (27,429)          (22,229)
                                                                 ------------      -------------
Financing Activities:
     Net increase in deposits                                           23,991            5,426
     Increase (decrease) in retail repurchase agreements                 (384)            1,998
     Increase in Federal Home Loan Bank advances                            -             7,000
     Increase (decrease) in federal funds purchased                    (3,335)            3,080
     Common stock issued                                                   70                38
     Common stock repurchased                                            (105)                -
     Cash dividends and fractional shares paid                         (1,253)           (1,198)
                                                                 ------------      -------------
                    Net Cash Provided by Financing Activities          18,984            16,344
                                                                 ------------      -------------

Net Increase (Decrease) in Cash and Cash Equivalents                   (6,280)            2,028
Cash and cash equivalents at beginning of period                       21,923            23,253
                                                                 ------------      -------------

Cash and Cash Equivalents at End of Period                       $     15,643      $     25,281
                                                                 =============     =============
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest                                               $      9,457      $      8,092
          Income taxes                                                  1,507             1,483

See accompanying notes to consolidated financial statements.

                            FNB Corp. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation

         FNB Corp. is a one-bank holding company whose wholly-owned subsidiary is the First National Bank and Trust Company (the "Bank"). The Bank is an independent community bank that offers a complete line of financial services, including deposit, loan, investment and trust services, to individual and business customers primarily in the region of North Carolina that includes Chatham, Montgomery, Moore, Randolph, Richmond and Scotland counties.

         The accompanying consolidated financial statements, prepared without audit, include the accounts of FNB Corp. and the Bank (collectively, the "Corporation"). All significant intercompany balances and transactions have been eliminated. The results of operations of the Corporation and its subsidiary are reviewed as a single enterprise by the chief operating decision maker. All prior period financial information has been restated to include historical information for a company acquired in a transaction accounted for as a pooling of interests, as further discussed in Note 3 below.

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

2.       Cash and Cash Equivalents

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

3.       Merger Activity

          On April 10, 2000, the Corporation completed a merger for the acquisition of Carolina Fincorp, Inc. ("Carolina Fincorp"), holding company for Richmond Savings Bank, Inc., SSB ("Richmond Savings"), headquartered in Rockingham, North Carolina, in a transaction accounted for as a pooling of interests. Pursuant to the terms of the merger, each share of Carolina Fincorp common stock was converted into .79 of a share of FNB Corp. common stock, for a total issuance of 1,478,398 FNB Corp. shares. On June 26, 2000, Richmond Savings was merged into First National Bank and Trust Company. At March 31, 2000, Carolina Fincorp operated five offices through Richmond Savings and had approximately $125,943,000 in total assets, $108,848,000 in deposits and $16,332,000 in shareholders' equity. The costs associated with the merger were recorded as nonrecurring charges in the second quarter of 2000 and included $2,796,000 of merger-related expenses. Upon the change in control, the Carolina Fincorp ESOP plan terminated according to its terms and unvested MRP shares became fully vested. Included in merger-related expenses were $385,000 of expense related to the termination of these plans. Additionally, approximately $450,000 of the total provision for loan losses of $835,000 in the second quarter was related to aligning the credit risk methodologies of FNB Corp. and Carolina Fincorp. Historical financial information included in these consolidated financial statements has been restated to include the account balances and results of operations of Carolina Fincorp.

          Separate financial information for the pooled entities for the year ended December 31, 1999 is as follows. Income statement information for Carolina Fincorp is for its fiscal year ended June 30, 1999.

                               FNB      Carolina
                              Corp.      Fincorp       Combined
                            --------    --------       --------
                                     (in thousands)
Total assets                $396,067    $121,401       $517,468
Total revenues                30,734       9,156         39,890
Net interest income           15,497       4,122         19,619
Net income                     4,657         933          5,590


4.       Earnings Per Share (EPS)

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

                                                       Three Months Ended                     Six Months Ended
                                                            June 30,                              June 30,
                                                     ----------------------------      ----------------------------
                                                        2000             1999              2000              1999
                                                     ----------        ----------      ----------        ----------
         Basic EPS denominator - Weighted
              average number of common
              shares outstanding                      5,027,951        5,030,503        5,017,591         5,041,141
         Dilutive share effect arising from
              assumed exercise of stock options
              and unvested MRP shares                         -          129,274           57,677           137,565
                                                     ----------        ----------      ----------        ----------

         Diluted EPS denominator                     $5,027,951       $5,159,777       $5,075,268        $5,178,706
                                                     ==========       ===========      ==========        ==========

         The dilutive share effect arising from assumed exercise of stock options and unvested MRP shares, which amounted to 27,433 shares for the three months ended June 30, 2000, is not considered when there is a net loss.

5.       Loans

         Loans as presented are reduced by net deferred loan fees of $397,000, $463,000 and $426,000 at June 30, 2000, June 30, 1999 and December 31,
         1999, respectively.


6.       Allowance for Loan Losses

         Changes in the allowance for loan losses were as follows:

                                                Six Months Ended
                                                     June 30,
                                                -----------------
                                                 2000       1999
                                                ------      -----
                                                   (in thousands)
Balance at beginning of period                  $3,289      $2,954
Charge-offs                                        382         191
Recoveries                                         113          68
                                                ------      ------
     Net loan charge-offs                          269         123
Provision for loan losses                          992         218
                                                ------      ------
Balance at end of period                        $4,012      $3,049
                                                ======      ======



7.       Supplementary Income Statement Information

         Significant components of other expense were as follows:

                                                           Three Months Ended                Six Months Ended
                                                                June 30,                          June 30,
                                                     ---------------------------        ----------------------------
                                                        2000             1999              2000              1999
                                                     ----------        ---------        ----------        ----------
                                                                              (in thousands)
         Stationery, printing and supplies                 $129              $120             $240              $245
         Advertising and marketing                          134                89              269               166

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

Overview

         On April 10, 2000, the Corporation completed a merger for the acquisition of Carolina Fincorp, Inc. ("Carolina Fincorp"), holding company for Richmond Savings Bank, Inc., SSB ("Richmond Savings"), headquartered in Rockingham, North Carolina, in a transaction accounted for as a pooling of interests. Pursuant to the terms of the merger, each share of Carolina Fincorp common stock was converted into .79 of a share of FNB Corp. common stock, for a total issuance of 1,478,398 FNB Corp. shares. On June 26, 2000, Richmond Savings was merged into First National Bank and Trust Company. At March 31, 2000, Carolina Fincorp operated five offices through Richmond Savings and had approximately $125,943,000 in total assets, $108,848,000 in deposits and $16,332,000 in shareholders' equity. The costs associated with the merger were recorded as nonrecurring charges in the second quarter of 2000 and included $2,796,000 of merger-related expenses. Upon the change in control, the Carolina Fincorp ESOP plan terminated according to its terms and unvested MRP shares became fully vested. Included in merger-related expenses were $385,000 of expense related to the termination of these plans. Additionally, approximately $450,000 of the total provision for loan losses of $835,000 in the second quarter was related to aligning the credit risk methodologies of FNB Corp. and Carolina Fincorp. Historical financial information included in the consolidated financial statements has been restated to include the account balances and results of operations of Carolina Fincorp.

         The Corporation earned $506,000 in the first six months of 2000, an 82.2% decrease from the same period in 1999. Basic earnings per share decreased from $.56 to $.10 in comparing these six-month periods and diluted earnings per share decreased from $.55 to $.10. For the 2000 second quarter, there was a net loss of $975,000 compared to net income of $1,412,000 in the 1999 second quarter with basic and diluted loss per share amounts of $.19 each in 2000 compared to basic and diluted earnings per share amounts in 1999 of $.28 and $.27, respectively. Total assets were $538,294,000 at June 30, 2000, up 10.0% from June 30, 1999 and 4.0% from December 31, 1999. Loans amounted to $387,193,000 at June 30, 2000, increasing 18.5% from June 30, 1999 and 7.2% from December 31, 1999. Total deposits grew 11.2% from June 30, 1999 and 5.6% from December 31, 1999 to $451,001,000 at June 30, 2000.

         Excluding $2,338,000 in after-tax nonrecurring charges associated with the merger, which includes the $450,000 provision for loan losses discussed above, net income for the six months ended June 30, 2000 amounted to $2,844,000, a 0.3% increase over the same period in 1999, with basic and diluted earnings per share amounts of $.57 and $.56, respectively. For the second quarter of 2000, excluding the nonrecurring merger charges, net income was $1,363,000, a 3.5% decrease from the 1999 second quarter, with basic and diluted earnings per share amounts of $.27 each.

Earnings Review

         After exclusion of after-tax nonrecurring charges of $2,338,000 associated with the merger with Carolina Fincorp as discussed in the "Overview", the Corporation's net income increased $8,000 or 0.3% in the first six months of 2000 compared to the same period of 1999 and decreased $49,000 or 3.5% in comparing second quarter periods. Earnings were positively impacted in the first six months of 2000 by increases of $828,000 or 8.6% in net interest income and $205,000 in noninterest income. These gains were significantly offset, however, by an increase of $674,000 in noninterest expense and by an increase of $324,000 in the provision for loan losses. The positive impact on 2000 second quarter earnings from increases of $466,000 or 9.6% in net interest income and $120,000 in noninterest income was more than offset by the effect of a $385,000 increase in noninterest expense and $266,000 increase in the provision for loan losses. Results for both the first six months and second quarter of 2000 were negatively affected by a special group medical insurance assessment of $176,000, the effect of which was only partially offset by a $76,000 gain on the sale of an investment.

         On an annualized basis and excluding the nonrecurring charges associated with the merger, return on average assets decreased from 1.19% in the first six months of 1999 to 1.07% in the first six months of 2000. Return on average shareholders' equity decreased from 11.07% to 10.71% in comparing the same periods. In comparing second quarter periods, return on average assets decreased from 1.17% to 1.01% and return on average shareholders' equity decreased from 10.96% to 10.18%.

Net Interest Income

         Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

         Net interest income was $10,499,000 in the first six months of 2000 compared to $9,671,000 in the same period of 1999. This increase of $828,000 or 8.6% resulted primarily from a 12.5% increase in the level of average earning assets, the effect of which was partially offset by a decline in the net yield on earning assets, or net interest margin, from 4.54% in the first six months of 1999 to 4.36% in the same period of 2000. In comparing second quarter periods, net interest income increased $466,000 or 9.6% reflecting a 13.1% increase in average earning assets and a decline in the net interest margin from 4.50% to 4.34%. On a taxable equivalent basis, the increases in net interest income in the first six months and second quarter of 2000 were $815,000 and $464,000, respectively, reflecting changes in the relative mix of taxable and non-taxable earning assets.

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

         The prime rate of interest has been relatively stable in recent years, averaging 7.99%, 8.37% and 8.44% in 1999, 1998 and 1997, respectively. This general stability has tended to apply to the interest rates both earned and paid by the Bank. During the last three months of 1998, however, a significant change occurred in the prime rate when the Federal Reserve took action on the level of interest rates in response to the downturn of the economies of certain Asian and Latin American countries and the effects or potential effects of those downturns on the U.S. economy. In rapid succession, three 25 basis point cuts were recorded in the prime rate, lowering it from 8.50% to 7.75%. This decrease in the prime rate, through the effect on the average total yield on earning assets, tended to negatively impact the Corporation's net interest margin and net interest spread. Due to subsequent concern about inflationary pressures that appeared to be building in the U.S. economy, the Federal Reserve elected to raise the level of interest rates in the third and fourth quarters of 1999, resulting in three 25 basis point increases in the prime rate that increased it from 7.75% to 8.50%, thereby effectively reversing the rate reductions that occurred in 1998. Continued concerns about possible inflationary pressures caused the Federal Reserve to further raise the level of interest rates in the first six months of 2000, resulting in two additional 25 basis point increases and one 50 basis point increase in the prime rate that raised it to the 9.50% level. While the Corporation has tended to see some improvement in the average total yield on earning assets due to the prime rate increases, the average rate paid on interest-bearing liabilities has increased by a greater amount, which has further negatively impacted the net interest margin and interest spread.

         Following the reductions in late 1998, the prime rate averaged 7.75% in the first six months of 1999. The subsequent increases resulted in an average prime rate of 8.94% in the first six months of 2000. The prime rate averaged 9.21% in the second quarter of 2000 compared to 7.75% in the 1999 second quarter. The net interest spread, in comparing six-month periods, declined by 20 basis points from 3.85% in 1999 to 3.65% in 2000, reflecting the effect of an increase in the average total yield on earning assets that was more than offset by an increase in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets increased by 12 basis points from 8.07% in 1999 to 8.19% in 2000, while the cost of funds increased by 32 basis points from 4.22% to 4.54%. In comparing second quarter periods, the net interest spread declined by 22 basis points from 3.83% to 3.61%, as the yield on earning assets increased by 27 basis points while the cost of funds increased by 49 basis points.


Provision for Loan Losses

         This provision is the charge against earnings to provide an allowance or reserve for probable losses inherent in the loan portfolio. The amount of each period's charge is affected by several considerations including management's evaluation of various risk factors in determining the adequacy of the allowance (see "Asset Quality"), actual loan loss experience and loan portfolio growth. Earnings were negatively impacted in 2000 by provisions of $992,000 for the first six months and $835,000 for the second quarter compared to 1999 provisions of $218,000 and $119,000, respectively. Approximately $450,000 of the provision for the second quarter of 2000 was merger related as discussed below, while the remainder resulted from additional loan writedowns and charge-offs taken in the same quarter as completion of the merger transaction.

         The allowance for loan losses, as a percentage of loans outstanding and reflecting the restatement of historical information for the merger, amounted to 1.04% at June 30, 2000, 0.93% at June 30, 1999 and 0.91% at December 31, 1999.
On a pre-merger basis, the allowance percentage was 1.07% at June 30, 1999 and 1.04% at December 31, 1999. The increase in the allowance percentage on the restated basis at June 30, 2000 resulted primarily from the provision component of approximately $450,000 for the second quarter of 2000 to align the credit risk metholodogies of FNB Corp. and Carolina Fincorp.

Noninterest Income

         Noninterest income for the first six months and second quarter of 2000 increased $205,000 or 10.1% and $120,000 or 11.7%, respectively, compared to the same periods in 1999, reflecting in part the general increase in the volume of business. The increase in service charges on deposit accounts in comparing six-month periods was primarily due to the selected increases in service charge rates that became effective in the 1999 first quarter and to improved fee collection efforts, the latter factor significantly relating to the increase in comparing second quarter periods. Other income was higher in the first six months and second quarter of 2000 due largely to a $76,000 gain on the sale of an investment. Reflecting reduced mortgage loan activity in 2000, gains on loan sales, included in other income, were lower than in 1999.

Noninterest Expense

         Excluding merger-related expenses of $2,796,000 in 2000, noninterest expense was $674,000 or 9.2% higher in the first six months of 2000 compared to the same period in 1999 and for the second quarter was $385,000 or 10.4% higher, due largely to increased personnel expense, a higher level of advertising and marketing expense and the continuing effects of inflation. The level of noninterest expense was further affected by the opening of a new branch office in August 1999 (see "Business Development Matters"). The components of noninterest expense were affected by the major data processing conversion completed in the first quarter of 1999, which conversion ultimately resulted in a major reduction in the cost of data processing services provided by outside processors. The cost of outside data processing services for Richmond Savings continued until its merger into First National Bank and Trust Company on June 26, 2000. Personnel expense was impacted by increased staffing requirements, especially as related to the data processing conversion and to the opening of the new branch office, and by normal salary adjustments. Personnel expense was further negatively affected in 2000 by a special group medical insurance assessment of $176,000 in the second quarter. Additionally, group medical insurance rates were increased approximately 39% in the 2000 second quarter. Furniture and equipment expense increased largely as a result of the data processing conversion, especially for depreciation and maintenance charges. Advertising and marketing expense, included in other expense, increased $103,000 in the first six months of 2000 and $45,000 in the second quarter due primarily to an increased level of expenditures related to the major marketing plan centered around the "YES YOU CAN, YES WE CAN(R)" program.

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

Income Taxes

         The effective income tax rate increased from 31.3% in the first six months of 1999 to 44.8% in the same period of 2000 due principally to the expected nondeductibility of certain merger-related expenses.

Liquidity

         Liquidity refers to the continuing ability of the Bank to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to the Parent Company for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from five major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold, (c) lines for the purchase of federal funds from other banks, (d) the $64,500,000 line of credit established at the Federal Home Loan Bank, less existing advances against that line, and (e) the available-for-sale securities portfolio. Further, while available-for-sale securities are intended to be a source of immediate liquidity, the entire investment securities portfolio is managed to provide both income and a ready source of liquidity. All debt securities are of investment grade quality and, if the need arises, can be promptly liquidated on the open market or pledged as collateral for short-term borrowing.

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

         The Bank's balance sheet was liability-sensitive at June 30, 2000. A liability-sensitive position means that in gap measurement periods of one year or less there are more liabilities than assets subject to immediate repricing as market rates change. Because immediately rate sensitive interest-bearing liabilities exceed rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories.

Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the NOW, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

Capital Adequacy

         Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution's ongoing trading activities. At June 30, 2000, FNB Corp. and the Bank were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital. Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%. At June 30, 2000, FNB Corp. and the Bank had total capital ratios of 15.68% and 15.22%, respectively, and Tier 1 capital ratios of 14.59% and 14.13%.

         The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At June 30, 2000, FNB Corp. and the Bank had leverage capital ratios of 9.88% and 9.57%, respectively.

         The Bank is also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, the Bank must have a minimum ratio for total capital of 10.00%, for Tier 1 capital of 6.00% and for leverage capital of 5.00%. As noted above, the Bank met all of those ratio requirements at June 30, 2000 and, accordingly, is well-capitalized under the regulatory framework for prompt corrective action.

Balance Sheet Review

         Restated to reflect the merger with Carolina Fincorp as discussed in the "Overview", total assets at June 30, 2000 were higher than at June 30, 1999 and December 31, 1999 by $48,792,000 or 10.0% and $20,826,000 or 4.0%,
respectively; deposits were ahead by $45,357,000 or 11.2% and $23,991,000 or 5.6%. A portion of the asset growth was funded by advances from the Federal Home Loan Bank which at June 30, 2000 had increased by $8,000,000 or 114.3% from June 30, 1999 and were unchanged compared to December 31, 1999. The level of funds provided by retail repurchase agreements at June 30, 2000 had decreased by $3,199,000 or 23.7% from June 30, 1999 and by $384,000 or 3.6% from December 31,
1999. Average assets increased 11.6% in the first six months of 2000 compared to the same period in 1999, while average deposits increased 11.3%, the second quarter increases being 12.1% and 12.2%, respectively.

Investment Securities

         Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. During the twelve-month period ended June 30, 2000, when the growth in loans exceeded that for total assets, the level of investment securities was reduced $3,422,000 or 2.8%, with a net increase of $407,000 or 0.3% occurring in the first six months of 2000. Investable funds not otherwise utilized are temporarily invested on an overnight basis as federal funds sold, the level of which is affected by such considerations as near-term loan demand and liquidity needs. Based on funds requirements, the Bank was a net purchaser of funds at June 30, 2000.

Loans

         The Corporation's primary source of revenue and largest component of earning assets is the loan portfolio. Loans increased $60,573,000 or 18.5% during the twelve-month period ended June 30, 2000. The net loan increase during the first six months of 2000 was $26,014,000 or 7.2%. Average loans were $58,832,000 or 16.8% higher in the first six months of 2000 than in the same period of 1999. The ratio of average loans to average deposits, in comparing six-month periods increased from 80.0% in 1999 to 84.0% in 2000. The ratio of loans to deposits at June 30, 2000 was 85.9%.

         The commercial and agricultural loan portfolio has experienced strong gains during both the twelve-month period ended June 30, 2000 and the first six months of 2000. The 1-4 family residential mortgage loan portfolio has also gained significantly during these periods. Lease financing contracts, a new loan product in 1999, have further added to the balance of the total loan portfolio. Loan growth and the composition of the loan portfolio are being affected by management's decision in March 1996 to discontinue the purchase of retail installment loan contracts from automobile and equipment dealers (see "Business Development Matters"). The outstanding balance of these loan contracts, which are primarily included in consumer loans, experienced a net decrease of $1,254,000 during the twelve-month period ended June 30, 2000. Consequently, total consumer loans declined during that period.

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

                                                      Six Months Ended
                                                          June 30,
                                                      ----------------
                                                       2000      1999
                                                      ------    ------
                                                       (in thousands)

Balance at beginning of period                        $3,289    $2,954
Charge-offs                                              382       191
Recoveries                                               113        68
                                                      ------    ------
         Net loan charge-offs                            269       123
Provision for loan losses                                992       218
                                                      ------    ------
Balance at end of period                              $4,012    $3,049
                                                      ======    ======

         At June 30, 2000, the Bank had impaired loans with one borrower that totaled $32,000, all of which was on nonaccrual status. Nonperforming loans were $1,587,000 in total at June 30, 2000, nonaccrual loans and accruing loans past due 90 days or more amounting to $516,000 and $1,071,000, respectively.

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

         The Bank's level and mix of deposits has been specifically affected by the following factors. Time deposits, largely reflecting the effect of promotions for premium-rate certificates of deposit, accounted for $42,384,000 of total deposit growth of $45,357,000 during the twelve-month period ended June 30, 2000 and $23,401,000 of total deposit growth of $23,991,000 during the first six months of 2000. Further, the level of time deposits obtained from governmental units fluctuates, amounting to $38,306,000, $22,363,000 and $38,529,000 at June 30, 2000, June 30, 1999 and December 31, 1999, respectively.

Business Development Matters

         As discussed in the "Overview" and in Note 3 to Consolidated Financial Statements, the Corporation completed a merger in the second quarter of 2000 for the acquisition of Carolina Fincorp, holding company for Richmond Savings, headquartered in Rockingham, North Carolina.

         Prior to March 26, 1999, the Bank's data processing, item capture and statement rendering operations were outsourced under a service bureau arrangement. Commencing in the 1998 fourth quarter, the Bank began the process of converting these operations to an in-house basis. Conversion to the replacement systems occurred on March 26, 1999. Richmond Savings, however, was on a service bureau arrangement until its merger into the Bank on June 26, 2000. The total capital expenditure outlay for hardware and software amounted to approximately $1,700,000, of which approximately one-half was recorded in 1998 and the remainder in 1999. In addition to capital expenditures for the new system, the Bank incurred certain expenses in 1998, totaling approximately $302,000, related to deconversion from the prior arrangement.

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

         Management decided in March 1996 that the Bank would discontinue the purchase of retail installment loan contracts from automobile and equipment dealers, due largely to the declining yields being experienced in this loan program. Contracts of this nature included in loans at June 30, 2000, June 30, 1999 and December 31, 1999 amounted to $741,000, $1,995,000 and $963,000, respectively. While there will be no purchases of new contracts, current plans call for the collection of outstanding loans based on their contractual terms. The funds previously invested in this loan program are being redeployed, as loan payments occur, to other loan programs or to the investment securities portfolio.

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

Table 1
Average Balances and Net Interest Income Analysis


SIX MONTHS ENDED JUNE 30                                      2000                                         1999
                                             ---------------------------------------       --------------------------------------
                                                                          Average                                      Average
                                                            Interest       Rates                         Interest       Rates
                                               Average       Income/      Earned/            Average     Income/       Earned/
                                               Balance       Expense       Paid              Balance     Expense        Paid
                                             ------------  ------------  -----------       ------------ ------------  -----------
                                                              (Taxable Equivalent Basis, Dollars in Thousands)
                                                                                                        C>
Earning Assets
Loans (2) (3)                                $  374,358    $    16,314         8.73 %      $   320,526       13,678         8.58 %
Investment securities (2):
     Taxable income                              103,074         3,352         6.50            101,207        3,401         6.72
     Non-taxable income                           19,815           759         7.67             19,984          780         7.80
Other earning assets                               7,989           231         5.80              7,378          182         4.97
                                             ------------  ------------  -----------       ------------ ------------  -----------
          Total earning assets                   505,236        20,656         8.19            449,095       18,041         8.07
                                             ------------  ------------  -----------       ------------ ------------  -----------

Cash and due from banks                           14,854                                        14,738
Other assets, net                                 11,983                                        13,107
                                             ------------                                  ------------
          Total Assets                       $   532,073                                   $   476,940
                                             ============                                  ============

Interest-Bearing Liabilities Interest-
  bearing deposits:
     NOW accounts                            $    58,061           465         1.60        $    54,472          422         1.56
     Savings deposits                             36,652           459         2.51             38,015          441         2.34
     Money market accounts                        34,479           688         4.00             30,583          541         3.57
     Certificates and other time deposits        269,350         7,336         5.46            231,997        6,023         5.24
Retail repurchase agreements                      10,892           240         4.42             12,714          240         3.80
Federal Home Loan Bank advances                   15,357           405         5.29              6,033          149         4.99
Federal funds purchased                            1,668            52         6.31              1,181           29         4.92
                                             ------------  ------------  -----------       ------------ ------------  -----------
          Total interest-bearing liabilities     426,459         9,645         4.54            374,995        7,845         4.22
                                             ------------  ------------  -----------       ------------ ------------  -----------

Noninterest-bearing demand deposits               47,160                                        45,391
Other liabilities                                  5,320                                         5,322
Shareholders' equity                              53,134                                        51,232
                                             ------------                                  ------------
          Total Liabilities and
                 Shareholders' Equity        $   532,073                                   $   476,940
                                             ============                                  ============

Net Interest Income and Spread                             $    11,011         3.65 %                       10,196          3.85 %
                                                           ============  ===========                    ============  ===========

Net Yield on Earning Assets                                                    4.36 %                                       4.54 %
                                                                         ===========                                  ===========


SIX MONTHS ENDED JUNE 30                                   2000 Versus 1999
                                              -------------------------------------------
                                                   Interest Variance
                                                       due to (1)
                                              ----------------------------       Net
                                                Volume           Rate           Change
                                              ------------    ------------    ------------
                                            (Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets
Loans (2) (3)                                 $     2,387     $       249     $     2,636
Investment securities (2):
     Taxable income                                    63            (112)            (49)
     Non-taxable income                                (7)            (14)            (21)
Other earning assets                                   16              33              49
                                              ------------    ------------    ------------
          Total earning assets                      2,459             156           2,615
                                              ------------    ------------    ------------

Cash and due from banks
Other assets, net

          Total Assets


Interest-Bearing Liabilities Interest-
  bearing deposits:
     NOW accounts                                      31              12              43
     Savings deposits                                 (15)             33              18
     Money market accounts                             76              71             147
     Certificates and other time deposits           1,041             272           1,313
Retail repurchase agreements                          (37)             37               -
Federal Home Loan Bank advances                       246              10             256
Federal funds purchased                                14               9              23
                                              ------------    ------------    ------------
          Total interest-bearing liabilities        1,356             444           1,800
                                              ------------    ------------    ------------

Noninterest-bearing demand deposits
Other liabilities
Shareholders' equity

          Total Liabilities and
                 Shareholders' Equity


Net Interest Income and Spread                $     1,103     $      (288)    $       815
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

Table 2
Average Balances and Net Interest Income Analysis


THREE MONTHS ENDED JUNE 30                                    2000                                        1999
                                             ----------------------------------------   -----------------------------------------
                                                                           Average                                     Average
                                                            Interest        Rates                       Interest        Rates
                                               Average       Income/       Earned/        Average       Income/        Earned/
                                               Balance       Expense        Paid          Balance       Expense         Paid
                                             ------------  ------------  ------------   ------------  -------------  ------------
                                                                 (Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets
Loans (2) (3)                                $  382,175    $      8,403         8.81 %  $  323,283    $      6,885          8.53 %
Investment securities (2):
     Taxable income                              103,371         1,680          6.50        103,201          1,677          6.50
     Non-taxable income                           19,667           375          7.63         19,782            384          7.76
Other earning assets                               8,219           125          6.09          7,599            104          5.49
                                             ------------  ------------  ------------   ------------  -------------  ------------
          Total earning assets                   513,432        10,583          8.26        453,865          9,050          7.99
                                             ------------  ------------  ------------   ------------  -------------  ------------

Cash and due from banks                           14,856                                     14,971
Other assets, net                                 12,093                                     13,195
                                             ------------                               ------------
          Total Assets                       $  540,381                                 $  482,031
                                             ============                               ============

Interest-Bearing Liabilities Interest-
  bearing deposits:
     NOW accounts                            $    58,587           236          1.61    $    55,489            215          1.55
     Savings deposits                             36,776           262          2.85         38,202            219          2.31
     Money market accounts                        34,618           359          4.17         31,843            283          3.57
     Certificates and other time deposits        275,163         3,800          5.54        233,273          2,999          5.16
Retail repurchase agreements                      10,842           127          4.70         13,357            129          3.86
Federal Home Loan Bank advances                   15,000           202          5.42          7,000             87          4.99
Federal funds purchased                            1,632            27          6.81            908             12          5.25
                                             ------------  ------------  ------------   ------------  -------------  ------------
          Total interest-bearing liabilities     432,618         5,013          4.65        380,072          3,944          4.16
                                             ------------  ------------  ------------   ------------  -------------  ------------

Noninterest-bearing demand deposits               48,541                                     45,699
Other liabilities                                  5,677                                      4,722
Shareholders' equity                              53,545                                     51,538
                                             ------------                               ------------
          Total Liabilities and
                 Shareholders' Equity        $   540,381                                $   482,031
                                             ============                               ============

Net Interest Income and Spread                             $     5,570          3.61 %                $      5,106          3.83 %
                                                           ============  ============                 =============  ============

Net Yield on Earning Assets                                                     4.34 %                                      4.50 %
                                                                         ============                                ============


THREE MONTHS ENDED JUNE 30                                     2000 Versus 1999
                                                 --------------------------------------------
                                                        Interest Variance
                                                            due to (1)
                                                 ----------------------------       Net
                                                   Volume           Rate           Change
                                                 ------------    ------------    ------------
                                               (Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets
Loans (2) (3)                                    $     1,286     $       232   $      1,518
Investment securities (2):
     Taxable income                                        3               -              3
     Non-taxable income                                   (2)             (7)            (9)
Other earning assets                                       9              12             21
                                                 ------------    ------------    ------------
          Total earning assets                         1,296             237          1,533
                                                 ------------    ------------    ------------

Cash and due from banks
Other assets, net

          Total Assets


Interest-Bearing Liabilities Interest-
  bearing deposits:
     NOW accounts                                         12               9              21
     Savings deposits                                     (8)             51              43
     Money market accounts                                26              50              76
     Certificates and other time deposits                 568            233             801
Retail repurchase agreements                             (27)             25              (2)
Federal Home Loan Bank advances                          107               8             115
Federal funds purchased                                   11               4              15
                                                 ------------    ------------    ------------
          Total interest-bearing liabilities             689             380           1,069
                                                 ------------    ------------    ------------

Noninterest-bearing demand deposits
Other liabilities
Shareholders' equity

          Total Liabilities and
                 Shareholders' Equity


Net Interest Income and Spread                   $       607     $      (143)    $       464
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

         Management does not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis prepared and presented in conjunction with the Form 10-K Annual Report for the fiscal year ended December 31, 1999. A merger acquisition in the second quarter of 2000, discussed in Note 3 to Consolidated Financial Statements in Item 1 above, is not considered to have materially impacted the Bank's market risk.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  Exhibits to this report are listed in the index to exhibits on pages 22 and 23 of this report.

         (b)      Reports on Form 8-K.

                  During the quarter ended June 30, 2000, the Registrant filed a Current Report on Form 8-K dated April 10, 2000, which reported under "Item 2" that the Registrant had completed its acquisition of Carolina Fincorp, Inc.

               --------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  FNB Corp.
                                                  (Registrant)


Date:    August 14, 2000                    By:   /s/ Jerry A. Little
                                                  -------------------
                                                      Jerry A. Little
                                                      Treasurer and Secretary
                                                      (Principal Financial and
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

   27.10     Financial Data Schedule for the six months ended June 30, 2000.

   27.20     Restated Financial Data Schedule for the six months ended June 30,
             1999.