Form 10-Q
period 2000-09-30
FNB CORP/NC
filed 2000-11-14
CIK 764811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  ------------


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The registrant had 5,058,476 shares of $2.50 par value common stock outstanding at November 10, 2000.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            FNB Corp. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                                             September 30, (unaudited)
                                                             -------------------------    December 31,
                                                                2000           1999           1999
                                                             ---------       ---------      ---------
                                                                 (in thousands, except share data)
ASSETS
Cash and due from banks                                      $  12,926       $  12,039      $  18,808
Interest-bearing bank accounts                                      71           9,242          3,115
Federal funds sold                                                  82           7,000            -
Investment securities:
     Available for sale, at estimated fair value
          (amortized cost of $65,822, $67,473 and $64,063)      63,683          65,631         61,065
     Held to maturity (estimated fair value of
          $55,962, $58,594 and $56,954)                         56,923          59,534         58,721
Loans                                                          400,066         335,950        360,840
     Less: Allowance for loan losses                            (4,169)         (3,088)        (3,289)
                                                             ---------       ---------      ---------
                     Net loans                                 395,897         332,862        357,551
                                                             ---------       ---------      ---------
Premises and equipment, net                                      9,644          10,532         10,330
Other assets                                                     8,909           8,023          7,878
                                                             ---------       ---------      ---------

                     Total Assets                            $ 548,135       $ 504,863      $ 517,468
                                                             =========       =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand deposits                     $  45,530       $  44,319      $  43,334
     Interest-bearing deposits:
          NOW, savings and money market deposits               124,370         123,100        127,819
          Time deposits of $100,000 or more                     98,476          80,761         86,818
          Other time deposits                                  192,127         172,084        169,039
                                                             ---------       ---------      ---------
                     Total deposits                            460,503         420,264        427,010
Retail repurchase agreements                                    10,065          12,366         10,667
Federal Home Loan Bank advances                                 15,000          15,000         15,000
Federal funds purchased                                          3,200             -            7,735
Other liabilities                                                6,067           5,312          4,988
                                                             ---------       ---------      ---------
                     Total Liabilities                         494,835         452,942        465,400
                                                             ---------       ---------      ---------

Shareholders' equity:
     Preferred stock - $10.00 par value;
          authorized 200,000 shares, none issued                   -               -              -
     Common stock - $2.50 par value;
          authorized 10,000,000 shares, issued
          shares - 5,053,529, 5,166,006 and 5,139,520           12,634          12,915         12,849
     Surplus                                                     2,786           4,248          4,131
     Retained earnings                                          39,292          38,329         39,158
     ESOP and MRP plans                                            -            (2,355)        (2,092)
     Accumulated other comprehensive loss:
          Net unrealized securities losses                      (1,412)         (1,216)        (1,978)
                                                             ---------       ---------      ---------
                     Total Shareholders' Equity                 53,300          51,921         52,068
                                                             ---------       ---------      ---------
                     Total Liabilities and
                            Shareholders' Equity             $ 548,135       $ 504,863      $ 517,468
                                                             =========       =========      =========

          See accompanying notes to consolidated financial statements.

                            FNB Corp. and Subsidiary

                        CONSOLIDATED STATEMENTS OF INCOME

                                                             Three Months Ended                   Nine Months Ended
                                                          September 30, (unaudited)           September 30, (unaudited)
                                                        ----------------------------        ----------------------------
                                                           2000              1999              2000              1999
                                                        ----------        ----------        ----------        ----------
                                                                       (in thousands, except per share data)
Interest Income:
     Interest and fees on loans                         $    8,885        $    7,030        $   25,174        $   20,688
     Interest and dividends on investment securities:
          Taxable income                                     1,579             1,603             4,710             4,776
          Non-taxable income                                   242               243               735               746
     Other interest income                                      28               102               259               284
                                                        ----------        ----------        ----------        ----------
                    Total interest income                   10,734             8,978            30,878            26,494
                                                        ----------        ----------        ----------        ----------

Interest Expense:
     Deposits                                                5,088             3,773            14,036            11,200
     Retail repurchase agreements                              137               130               377               370
     Federal Home Loan Bank advances                           205                90               610               239
     Federal funds purchased                                    15                40                67                69
                                                        ----------        ----------        ----------        ----------
                    Total interest expense                   5,445             4,033            15,090            11,878
                                                        ----------        ----------        ----------        ----------

Net Interest Income                                          5,289             4,945            15,788            14,616
     Provision for loan losses                                 160                84             1,152               302
                                                        ----------        ----------        ----------        ----------
Net Interest Income After Provision for Loan Losses          5,129             4,861            14,636            14,314
                                                        ----------        ----------        ----------        ----------

Noninterest Income:
     Service charges on deposit accounts                       550               496             1,650             1,496
     Annuity and brokerage commissions                          87               100               340               375
     Cardholder and merchant services income                   131               120               373               322
     Other service charges, commissions and fees               163               182               508               493
     Other income                                              139               110               439               357
                                                        ----------        ----------        ----------        ----------
                    Total noninterest income                 1,070             1,008             3,310             3,043
                                                        ----------        ----------        ----------        ----------

Noninterest Expense:
     Personnel expense                                       2,165             2,082             6,520             6,081
     Net occupancy expense                                     230               199               639               592
     Furniture and equipment expense                           442               431             1,358             1,063
     Data processing services                                  159               262               664               957
     Merger related expenses                                   -                 -               2,796               -
     Other expense                                             961               921             2,810             2,562
                                                        ----------        ----------        ----------        ----------
                    Total noninterest expense                3,957             3,895            14,787            11,255
                                                        ----------        ----------        ----------        ----------

Income Before Income Taxes                                   2,242             1,974             3,159             6,102
Income taxes                                                   698               613             1,109             1,905
                                                        ----------        ----------        ----------        ----------

Net Income                                              $    1,544        $    1,361        $    2,050        $    4,197
                                                        ==========        ==========        ==========        ==========

Net income per common share:
     Basic                                              $      .31        $      .27        $      .41        $      .83
     Diluted                                                   .30               .27               .40               .81
                                                        ==========        ==========        ==========        ==========

Weighted average number of shares outstanding:
     Basic                                               5,049,303         5,019,746         5,028,238         5,029,560
     Diluted                                             5,069,131         5,133,498         5,073,207         5,159,100
                                                        ==========        ==========        ==========        ==========

Cash dividends declared per common share                $      .12        $      .12        $      .36        $      .36
                                                        ==========        ==========        ==========        ==========

          See accompanying notes to consolidated financial statements.

                            FNB Corp. and Subsidiary

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

     Nine Months Ended September 30, 2000 (unaudited) and September 30, 1999


                                                                                              ESOP     Accumulated
                                           Common Stock                                       and         Other
                                      -----------------------                 Retained        MRP     Comprehensive
                                        Shares       Amount       Surplus     Earnings       Plans        Loss         Total
                                      ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                  (in thousands, except share data)
Balance, December 31, 1998             5,160,756   $   12,902   $    4,205   $   35,763   $   (2,531)  $       51   $   50,390
Comprehensive income:
     Net income                              -            -            -          4,197          -            -          4,197
     Other comprehensive income:
          Unrealized securities
               losses, net of income
               tax benefit of $654           -            -            -            -            -         (1,267)      (1,267)
                                                                                                                    ----------
     Total comprehensive income              -            -            -            -            -            -          2,930
                                                                                                                    ----------
Cash dividends declared                      -            -            -         (1,631)         -            -         (1,631)
ESOP and MRP plan transactions               -            -             (6)         -            176          -            170
Common stock issued through:
     Stock option plan                     5,250           13           49          -            -            -             62
                                      ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance, September 30, 1999            5,166,006   $   12,915   $    4,248   $   38,329   $   (2,355)  $   (1,216)  $   51,921
                                      ==========   ==========   ==========   ==========   ==========   ==========   ==========

Balance, December 31, 1999             5,139,520   $   12,849   $    4,131   $   39,158   $   (2,092)  $   (1,978)  $   52,068
Comprehensive income:
     Net income                              -            -            -          2,050          -            -          2,050
     Other comprehensive income:
          Unrealized securities
               gains, net of income
               taxes of $293                 -            -            -            -            -            566          566
                                                                                                                    ----------
     Total comprehensive income              -            -            -            -            -            -          2,616
                                                                                                                    ----------
Cash dividends declared                      -            -            -         (1,916)         -            -         (1,916)
Cash paid for fractional shares
     in merger                              (122)         -             (1)         -            -            -             (1)
ESOP and MRP plan transactions:
     Termination of plans                (93,113)        (233)      (1,342)         -          1,960          -            385
     Other transactions                      -            -            (17)         -            132          -            115
Common stock issued through:
     Dividend reinvestment plan            4,701           12           39          -            -            -             51
     Stock option plan                     9,243           23           64          -            -            -             87
Common stock repurchased                  (6,700)         (17)         (88)         -            -            -           (105)
                                      ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance, September 30, 2000            5,053,529   $   12,634   $    2,786   $   39,292   $      -     $   (1,412)  $   53,300
                                      ==========   ==========   ==========   ==========   ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                            FNB Corp. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Nine Months Ended
                                                                               September 30, (unaudited)
                                                                               ------------------------
                                                                                   2000         1999
                                                                                 --------     --------
                                                                                    (in thousands)
Operating Activities:
     Net income                                                                  $  2,050     $  4,197
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depreciation and amortization of premises and equipment                   1,145          999
          Provision for loan losses                                                 1,152          302
          Deferred income taxes                                                      (281)         (91)
          Deferred loan fees and costs, net                                            18          105
          Premium amortization and discount accretion
               of investment securities, net                                           38          (21)
          ESOP and MRP plan expenses                                                  500          170
          Amortization of intangibles                                                  11           14
          Net decrease (increase) in loans held for sale                             (169)       5,206
          Increase in other assets                                                 (1,170)      (1,585)
          Increase in other liabilities                                             1,084           48
                                                                                 --------     --------
                    Net Cash Provided by Operating Activities                       4,378        9,344
                                                                                 --------     --------
Investing Activities:
     Available-for-sale securities:
          Proceeds from sales                                                          77          -
          Proceeds from maturities and calls                                          -         12,958
          Purchases                                                                (1,761)     (24,458)
     Held-to-maturity securities:
          Proceeds from maturities and calls                                        2,418       12,415
          Purchases                                                                  (655)      (6,502)
     Net increase in loans                                                        (39,079)     (26,482)
     Proceeds from sales of premises and equipment                                    -              2
     Purchases of premises and equipment                                             (622)      (1,993)
     Other, net                                                                      (129)         238
                                                                                 --------     --------
                    Net Cash Used in Investing Activities                         (39,751)     (33,822)
                                                                                 --------     --------
Financing Activities:
     Net increase in deposits                                                      33,493       20,046
     Increase (decrease) in retail repurchase agreements                             (602)         882
     Increase in Federal Home Loan Bank advances                                      -         15,000
     Decrease in federal funds purchased                                           (4,535)      (4,745)
     Common stock issued                                                              138           62
     Common stock repurchased                                                        (105)         -
     Cash dividends and fractional shares paid                                     (1,860)      (1,739)
                                                                                 --------     --------
                    Net Cash Provided by Financing Activities                      26,529       29,506
                                                                                 --------     --------

Net Increase (Decrease) in Cash and Cash Equivalents                               (8,844)       5,028
Cash and cash equivalents at beginning of period                                   21,923       23,253
                                                                                 --------     --------

Cash and Cash Equivalents at End of Period                                       $ 13,079     $ 28,281
                                                                                 ========     ========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
          Interest                                                               $ 14,582     $ 12,025
          Income taxes                                                              1,448        2,254

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

3.       Merger Activity

         On April 10, 2000, the Corporation completed a merger for the acquisition of Carolina Fincorp, Inc. ("Carolina Fincorp"), holding company for Richmond Savings Bank, Inc., SSB ("Richmond Savings"), headquartered in Rockingham, North Carolina, in a transaction accounted for as a pooling of interests. Pursuant to the terms of the merger, each share of Carolina Fincorp common stock was converted into .79 of a share of FNB Corp. common stock, for a total issuance of 1,478,398 FNB Corp. shares. On June 26, 2000, Richmond Savings was merged into First National Bank and Trust Company. At March 31, 2000, Carolina Fincorp operated five offices through Richmond Savings and had approximately $125,943,000 in total assets, $108,848,000 in deposits and $16,332,000 in
         shareholders' equity. Merger-related expenses of $2,796,000 were recorded in the second quarter of 2000. Upon the change in control, the Carolina Fincorp ESOP plan terminated according to its terms and unvested MRP shares became fully vested. Included in merger-related expenses were $385,000 of expense related to the termination of these plans. Additionally, approximately $450,000 of the total provision for loan losses of $835,000 in the second quarter was related to aligning the credit risk methodologies of FNB Corp. and Carolina Fincorp. Historical financial information included in these consolidated financial statements has been restated to include the account balances and results of operations of Carolina Fincorp.

         Separate financial information for the pooled entities for the year ended December 31, 1999 is as follows. Income statement information for Carolina Fincorp is for its fiscal year ended June 30, 1999.


                                     FNB            Carolina
                                     Corp.           Fincorp         Combined
                                  ----------        ---------        ---------
                                                  (in thousands)
         Total assets              $396,067           $121,401        $517,468
         Total revenues              30,734              9,156          39,890
         Net interest income         15,497              4,122          19,619
         Net income                   4,657                933           5,590

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

                                                    Three Months Ended             Nine Months Ended
                                                        September 30,                September 30,
                                                  ----------------------        ---------------------
                                                     2000        1999              2000        1999
                                                  ----------   ---------        ----------  ---------
         Basic EPS denominator - Weighted
              average number of common
              shares outstanding                  5,049,303    5,019,746        5,028,238   5,029,560
         Dilutive share effect arising from
              assumed exercise of stock options
              and unvested MRP shares                19,828      113,752           44,969     129,540
                                                  ---------    ---------        ---------   ---------

         Diluted EPS denominator                  5,069,131    5,133,498        5,073,207   5,159,100
                                                  =========    =========        =========   =========

5.       Loans

         Loans as presented are reduced by net deferred loan fees of $445,000, $485,000 and $426,000 at September 30, 2000, September 30, 1999 and
         December 31, 1999, respectively.

6.       Allowance for Loan Losses

         Changes in the allowance for loan losses were as follows:

                                                  Nine Months Ended
                                                       September 30,
                                                --------------------------
                                                 2000              1999
                                                ------           -------
                                                    (in thousands)

         Balance at beginning of period         $3,289           $2,954
         Charge-offs                               488              292
         Recoveries                                216              124
                                               -------           ------
                  Net loan charge-offs             272              168
         Provision for loan losses               1,152              302
                                               -------           ------

         Balance at end of period              $4,169            $3,088
                                               ======            ======

7.       Supplementary Income Statement Information

         Significant components of other expense were as follows:

                                          Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                            ---------------    ----------------
                                             2000     1999      2000      1999
                                            ------   ------    ------    ------
                                                       (in thousands)

         Stationery, printing and supplies   $145     $139      $385      $384
         Advertising and marketing             66      121       335       287

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

Overview

         On April 10, 2000, the Corporation completed a merger for the acquisition of Carolina Fincorp, Inc. ("Carolina Fincorp"), holding company for Richmond Savings Bank, Inc., SSB ("Richmond Savings"), headquartered in Rockingham, North Carolina, in a transaction accounted for as a pooling of interests. Pursuant to the terms of the merger, each share of Carolina Fincorp common stock was converted into .79 of a share of FNB Corp. common stock, for a total issuance of 1,478,398 FNB Corp. shares. On June 26, 2000, Richmond Savings was merged into First National Bank and Trust Company. At March 31, 2000, Carolina Fincorp operated five offices through Richmond Savings and had approximately $125,943,000 in total assets, $108,848,000 in deposits and $16,332,000 in shareholders' equity. Merger-related expenses of $2,796,000 were recorded in the second quarter of 2000. Upon the change in control, the Carolina Fincorp ESOP plan terminated according to its terms and unvested MRP shares became fully vested. Included in merger-related expenses were $385,000 of expense related to the termination of these plans. Additionally, approximately $450,000 of the total provision for loan losses of $835,000 in the second quarter was related to aligning the credit risk methodologies of FNB Corp. and Carolina Fincorp. Historical financial information included in the consolidated financial statements has been restated to include the account balances and results of operations of Carolina Fincorp.

         The Corporation earned $2,050,000 in the first nine months of 2000, a 51.2% decrease from the same period in 1999. Basic earnings per share decreased from $.83 to $.41 in comparing these nine-month periods and diluted earnings per share decreased from $.81 to $.40. For the 2000 third quarter, earnings amounted to $1,544,000, which represents a 13.4% increase from the 1999 third quarter and a gain in basic earnings per share from $.27 to $.31 and in diluted earnings per share from $.27 to $.30. Total assets were $548,135,000 at September 30, 2000, up 8.6% from September 30, 1999 and 5.9% from December 31, 1999. Loans amounted to $400,066,000 at September 30, 2000, increasing 19.1% from September 30, 1999 and 10.9% from December 31, 1999. Total deposits grew 9.6% from September 30, 1999 and 7.8% from December 31, 1999 to $460,503,000 at September 30, 2000.

         Excluding $2,338,000 in after-tax charges associated with the merger, which includes the $450,000 provision for loan losses discussed above, net income for the nine months ended September 30, 2000 amounted to $4,388,000, a 4.6% increase over the same period in 1999, with basic and diluted earnings per share amounts of $.87 and $.86, respectively. The third quarter of 2000 was not impacted by the merger-related charges.

Earnings Review

         After exclusion of after-tax, merger-related charges of $2,338,000 recorded in the second quarter of 2000 and associated with the merger with Carolina Fincorp as discussed in the "Overview", the Corporation's net income increased $191,000 or 4.6% in the first nine months of 2000 compared to the same period of 1999 and increased $183,000 or 13.4% in comparing third quarter periods. Earnings were positively impacted in the first nine months of 2000 by increases of $1,172,000 or 8.0% in net interest income and $267,000 in noninterest income. These gains were significantly offset, however, by an increase of $736,000 in noninterest expense and by an increase of $400,000 in the provision for loan losses. The positive impact on 2000 third quarter earnings from increases of $344,000 or 7.0% in net interest income and $62,000 in noninterest income was partially offset by the effect of a $62,000 increase in noninterest expense and a $76,000 increase in the provision for loan losses. Results for the first nine months of 2000 were negatively affected by a special group medical insurance assessment of $176,000 recorded in the second quarter, the effect of which was only partially offset by a $76,000 gain on the sale of an investment recorded in the same quarter.

         On an annualized basis and excluding the charges associated with the merger, return on average assets decreased from 1.16% in the first nine months of 1999 to 1.09% in the first nine months of 2000. Return on average shareholders' equity increased from 10.89% to 11.04% in comparing the same periods. In comparing third quarter periods, return on average assets increased from 1.11% to 1.14% and return on average shareholders' equity increased from 10.54% to 11.71%.

Net Interest Income

         Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

         Net interest income was $15,788,000 in the first nine months of 2000 compared to $14,616,000 in the same period of 1999. This increase of $1,172,000 or 8.0% resulted primarily from a 12.1% increase in the level of average earning assets, the effect of which was partially offset by a decline in the net yield on earning assets, or net interest margin, from 4.52% in the first nine months of 1999 to 4.34% in the same period of 2000. In comparing third quarter periods, net interest income increased $344,000 or 7.0% reflecting a 11.3% increase in average earning assets and a decline in the net interest margin from 4.49% to 4.29%. On a taxable equivalent basis, the increases in net interest income in the first nine months and third quarter of 2000 were $1,151,000 and $336,000, respectively, reflecting changes in the relative mix of taxable and non-taxable earning assets.

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

         Following the reductions in late 1998 and two subsequent increases in the third quarter of 1999, the prime rate averaged 7.87% in the first nine months of 1999. Those third quarter increases coupled with increases subsequent thereto resulted in an average prime rate of 9.12% in the first nine months of 2000. The prime rate averaged 9.50% in the third quarter of 2000 compared to 8.07% in the 1999 third quarter. The net interest spread, in comparing nine-month periods, declined by 23 basis points from 3.84% in 1999 to 3.61% in 2000, reflecting the effect of an increase in the average total yield on earning assets that was more than offset by an increase in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets increased by 27 basis points from 8.02% in 1999 to 8.29% in 2000, while the cost of funds increased by 50 basis points from 4.18% to 4.68%. In comparing third quarter periods, the net interest spread declined by 30 basis points from 3.83% to 3.53%, as the yield on earning assets increased by 54 basis points while the cost of funds increased by 84 basis points.

Provision for Loan Losses

         This provision is the charge against earnings to provide an allowance or reserve for probable losses inherent in the loan portfolio. The amount of each period's charge is affected by several considerations including management's evaluation of various risk factors in determining the adequacy of the allowance (see "Asset Quality"), actual loan loss experience and loan portfolio growth. Earnings were negatively impacted in 2000 by provisions of $1,152,000 for the first nine months, $835,000 for the second quarter and $160,000 for the third quarter compared to 1999 provisions of $302,000, $119,000 and $84,000, respectively. Approximately $450,000 of the provision for the second quarter of 2000 was merger related as discussed below, while the remainder resulted from additional loan writedowns and charge-offs taken in the same quarter as completion of the merger transaction.

         The allowance for loan losses, as a percentage of loans outstanding and reflecting the restatement of historical information for the merger, amounted to 1.04% at September 30, 2000, 0.92% at September 30, 1999 and 0.91% at December 31, 1999. On a pre-merger basis, the allowance percentage was 1.04% at

September 30, 1999 and 1.04% at December 31, 1999. The increase in the allowance percentage on the restated basis at September 30, 2000 resulted primarily from the provision component of approximately $450,000 for the second quarter of 2000 to align the credit risk metholodogies of FNB Corp. and Carolina Fincorp.

Noninterest Income

         Noninterest income for the first nine months and third quarter of 2000 increased $267,000 or 8.8% and $62,000 or 6.2%, respectively, compared to the same periods in 1999, reflecting in part the general increase in the volume of business. The increase in service charges on deposit accounts in comparing nine-month periods was primarily due to the selected increases in service charge rates that became effective in the 1999 first quarter and to improved fee collection efforts, the latter factor significantly relating to the increase in comparing third quarter periods. Other income was higher in the first nine months of 2000 due largely to a $76,000 gain on the sale of an investment recorded in the second quarter. Reflecting reduced mortgage loan activity in 2000, gains on loan sales, included in other income, were lower than in 1999.

Noninterest Expense

         Excluding merger-related expenses of $2,796,000 recorded in the second quarter of 2000, noninterest expense was $736,000 or 6.5% higher in the first nine months of 2000 compared to the same period in 1999 and for the third quarter was $62,000 or 1.6% higher, due largely to increased personnel expense, a higher level of advertising and marketing expense and the continuing effects of inflation. The level of noninterest expense was further affected by the opening of a new branch office in August 1999 (see "Business Development Matters"). The components of noninterest expense were affected by the major data processing conversion completed in the first quarter of 1999, which conversion ultimately resulted in a major reduction in the cost of data processing services provided by outside processors. The cost of outside data processing services for Richmond Savings continued until its merger into First National Bank and Trust Company on June 26, 2000. Personnel expense was impacted by increased staffing requirements, especially as related to the data processing conversion and to the opening of the new branch office, and by normal salary adjustments. Personnel expense was further negatively affected in 2000 by a special group medical insurance assessment of $176,000 in the second quarter. Additionally, group medical insurance rates were increased approximately 39% in the 2000 second quarter. Furniture and equipment expense increased largely as a result of the data processing conversion, especially for depreciation and maintenance charges. Advertising and marketing expense, included in other expense, increased $48,000 in the first nine months of 2000 due primarily to an increased level of expenditures related to the major marketing plan centered around the "YES YOU CAN, YES WE CAN(R)" program, although such expense did decline $55,000 in the 2000 third quarter compared to the same period in 1999.

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

Income Taxes

         The effective income tax rate increased from 31.2% in the first nine months of 1999 to 35.1% in the same period of 2000 due principally to the expected nondeductibility of certain merger-related expenses.

Liquidity

         Liquidity refers to the continuing ability of the Bank to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to the Parent Company for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from five major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold, (c) lines for the purchase of federal funds from other banks, (d) the $65,700,000 line of credit established at the Federal Home Loan Bank, less existing advances against that line, and (e) the available-for-sale securities portfolio. Further, while available-for-sale securities are intended to be a source of immediate liquidity, the entire investment securities portfolio is managed to provide both income and a ready source of liquidity. All debt securities are of investment grade quality and, if the need arises, can be promptly liquidated on the open market or pledged as collateral for short-term borrowing.

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

         The Bank's balance sheet was liability-sensitive at September 30, 2000. A liability-sensitive position means that in gap measurement periods of one year or less there are more liabilities than assets subject to immediate repricing as market rates change. Because immediately rate sensitive interest-bearing liabilities exceed rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories.

Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the NOW, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

Capital Adequacy

         Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution's ongoing trading activities. At September 30, 2000, FNB Corp. and the Bank were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital. Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%. At September 30, 2000, FNB Corp. and the Bank had total capital ratios of 15.51% and 15.04%, respectively, and Tier 1 capital ratios of 14.41% and 13.94%.

         The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At September 30, 2000, FNB Corp. and the Bank had leverage capital ratios of 10.06% and 9.73%, respectively.

         The Bank is also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, the Bank must have a minimum ratio for total capital of 10.00%, for Tier 1 capital of 6.00% and for leverage capital of 5.00%. As noted above, the Bank met all of those ratio requirements at September 30, 2000 and, accordingly, is well-capitalized under the regulatory framework for prompt corrective action.

Balance Sheet Review

         Restated to reflect the merger with Carolina Fincorp as discussed in the "Overview", total assets at September 30, 2000 were higher than at September 30, 1999 and December 31, 1999 by $43,272,000 or 8.6% and $30,667,000 or 5.9%,
respectively; deposits were ahead by $40,239,000 or 9.6% and $33,493,000 or 7.8%. The level of funds provided by retail repurchase agreements at September 30, 2000 had decreased by $2,301,000 or 18.6% from September 30, 1999 and by $602,000 or 5.6% from December 31, 1999. Average assets increased 11.1% in the first nine months of 2000 compared to the same period in 1999, while average deposits increased 11.2%, the third quarter increases being 10.2% and 11.0%, respectively.

Investment Securities

         Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. During the twelve-month period ended September 30, 2000, when the growth in loans exceeded that for total assets, the level of investment securities was reduced $4,559,000 or 3.6%, with a net increase of $820,000 or 0.7% occurring in the first nine months of 2000. Investable funds not otherwise utilized are temporarily invested on an overnight basis as federal funds sold, the level of which is affected by such considerations as near-term loan demand and liquidity needs. Based on funds requirements, the Bank was a net purchaser of funds at September 30, 2000.

Loans

         The Corporation's primary source of revenue and largest component of earning assets is the loan portfolio. Loans increased $64,116,000 or 19.1% during the twelve-month period ended September 30, 2000. The net loan increase during the first nine months of 2000 was $39,226,000 or 10.9%. Average loans were $56,546,000 or 17.5% higher in the first nine months of 2000 than in the same period of 1999. The ratio of average loans to average deposits, in comparing nine-month periods increased from 80.1% in 1999 to 84.7% in 2000. The ratio of loans to deposits at September 30, 2000 was 86.9%.

         The commercial and agricultural loan portfolio has experienced strong gains during both the twelve-month period ended September 30, 2000 and the first nine months of 2000. The 1-4 family residential mortgage loan portfolio has also gained significantly during these periods. Lease financing contracts, a new loan product in 1999, have further added to the balance of the total loan portfolio. Loan growth and the composition of the loan portfolio are being affected by management's decision in March 1996 to discontinue the purchase of retail installment loan contracts from automobile and equipment dealers (see "Business Development Matters"). The outstanding balance of these loan contracts, which are primarily included in consumer loans, experienced a net decrease of $784,000 during the twelve-month period ended September 30, 2000. Total consumer loans declined during that period.

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

                                           Nine Months Ended
                                              September 30,
                                           -------------------
                                            2000         1999
                                           ------       ------
                                              (in thousands)

         Balance at beginning of period    $3,289       $2,954
         Charge-offs                          488          292
         Recoveries                           216          124
                                           ------       ------
                  Net loan charge-offs        272          168
         Provision for loan losses          1,152          302
                                           ------       ------

         Balance at end of period          $4,169       $3,088
                                           ======       ======

         At September 30, 2000, the Bank had impaired loans with two borrowers which totaled $315,000 and were also on nonaccrual status. At September 30, 2000, nonperforming loans were $2,068,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $791,000 and $1,277,000, respectively. At September 30, 1999, nonperforming loans were $1,332,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $939,000 and $393,000, respectively

Deposits

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

         The Bank's level and mix of deposits has been specifically affected by the following factors. Time deposits, largely reflecting the effect of promotions for premium-rate certificates of deposit, accounted for $37,758,000 of total deposit growth of $40,239,000 during the twelve-month period ended September 30, 2000 and, due to a net increase of $34,746,000, exceeded total deposit growth of $33,493,000 during the first nine months of 2000. Further, the level of time deposits obtained from governmental units fluctuates, amounting to $44,506,000, $32,512,000 and $38,529,000 at September 30, 2000, September 30,
1999 and December 31, 1999, respectively.

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

         Management decided in March 1996 that the Bank would discontinue the purchase of retail installment loan contracts from automobile and equipment dealers, due largely to the declining yields being experienced in this loan program. Contracts of this nature included in loans at September 30, 2000, September 30, 1999 and December 31, 1999 amounted to $571,000, $1,355,000 and $963,000, respectively. While there will be no purchases of new contracts, current plans call for the collection of outstanding loans based on their contractual terms. The funds previously invested in this loan program are being redeployed, as loan payments occur, to other loan programs or to the investment securities portfolio.

Accounting Pronouncement Issues

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement, as amended by SFAS No. 137 and No. 138, is effective for the Corporation beginning October 1, 2000, without any significant impact expected on the consolidated financial statements as the Corporation does not have any significant derivative financial instruments and is not involved in any hedging activities.

         The FASB has also issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is not expected to materially impact the Corporation.

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

Table 1
Average Balances and Net Interest Income Analysis


NINE MONTHS ENDED SEPTEMBER 30                                2000                              1999
                                             ----------------------------------  --------------------------------
                                                                        Average                           Average
                                                           Interest      Rates              Interest       Rates
                                               Average      Income/     Earned/  Average     Income/      Earned/
                                               Balance      Expense      Paid    Balance     Expense       Paid
                                               -------      ------       ----    -------     -------       ----
                                                                 (Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets
Loans (2) (3)                                 $380,240    $ 25,211       8.83%  $323,694    $ 20,720       8.55%
Investment securities (2):
     Taxable income                            103,208       5,042       6.51    102,646       5,119       6.65
     Non-taxable income                         19,667       1,132       7.67     19,866       1,158       7.77
Other earning assets                             5,871         259       5.87      7,884         284       4.82
                                               -------      ------       ----    -------      ------       ----
          Total earning assets                 508,986      31,644       8.29    454,090      27,281       8.02
                                               -------      ------       ----    -------      ------       ----

Cash and due from banks                         14,225                            14,605
Other assets, net                               11,909                            12,931
                                              --------                          --------
          Total Assets                        $535,120                          $481,626
                                              ========                          ========

Interest-Bearing Liabilities
Interest-bearing deposits:
     NOW accounts                             $ 57,325         692       1.61   $ 54,719         622       1.52
     Savings deposits                           36,247         652       2.39     37,816         647       2.29
     Money market accounts                      34,550       1,070       4.13     31,203         839       3.60
     Certificates and other time deposits      274,169      11,622       5.65    235,223       9,092       5.17
Retail repurchase agreements                    10,997         377       4.57     12,935         370       3.83
Federal Home Loan Bank advances                 15,237         610       5.33      6,399         239       4.99
Federal funds purchased                          1,373          67       6.44      1,752          69       5.24
                                               -------      ------       ----    -------      ------       ----
          Total interest-bearing liabilities   429,898      15,090       4.68    380,047      11,878       4.18
                                               -------      ------       ----    -------      ------       ----


Noninterest-bearing demand deposits             46,850                            44,974
Other liabilities                                5,365                             5,236
Shareholders' equity                            53,007                            51,369
                                              --------                          --------
          Total Liabilities and
                 Shareholders' Equity         $535,120                          $481,626
                                              ========                          ========

Net Interest Income and Spread                            $ 16,554       3.61%              $ 15,403       3.84%
                                                          ========       ====               ========       ====

Net Yield on Earning Assets                                              4.34%                             4.52%
                                                                         ====                              ====


NINE MONTHS ENDED SEPTEMBER 30                            2000 Versus 1999
                                                 --------------------------------
                                                 Interest Variance
                                                     due to (1)
                                                -------------------        Net
                                                Volume        Rate        Change
                                                -------       -----       ------
                                         (Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets
Loans (2) (3)                                  $  3,781     $    710     $  4,491
Investment securities (2):
     Taxable income                                  29         (106)         (77)
     Non-taxable income                             (11)         (15)         (26)
Other earning assets                                (80)          55          (25)
                                                  -----        -----        -----
          Total earning assets                    3,719          644        4,363
                                                  -----        -----        -----

Cash and due from banks
Other assets, net

          Total Assets


Interest-Bearing Liabilities
Interest-bearing deposits:
     NOW accounts                                    31           39           70
     Savings deposits                               (25)          30            5
     Money market accounts                           97          134          231
     Certificates and other time deposits         1,620          910        2,530
Retail repurchase agreements                        (59)          66            7
Federal Home Loan Bank advances                     354           17          371
Federal funds purchased                             (16)          14           (2)
                                                  -----        -----        -----
          Total interest-bearing liabilities      2,002        1,210        3,212
                                                  -----        -----        -----


Noninterest-bearing demand deposits
Other liabilities
Shareholders' equity

          Total Liabilities and
                 Shareholders' Equity


Net Interest Income and Spread                  $ 1,717     $   (566)    $  1,151
                                                =======     ========     ========

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

Table 2
Average Balances and Net Interest Income Analysis

THREE MONTHS ENDED SEPTEMBER 30                               2000                              1999
                                             ----------------------------------  --------------------------------
                                                                        Average                          Average
                                                           Interest      Rates              Interest      Rates
                                               Average      Income/     Earned/  Average     Income/     Earned/
                                               Balance      Expense      Paid    Balance     Expense      Paid
                                               -------      ------       ----    -------     -------      ----
                                                                 (Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets
Loans (2) (3)                                    $391,876   $  8,897     9.03%  $329,924    $  7,042      8.49%
Investment securities (2):
     Taxable income                               103,473      1,690     6.54    105,482       1,718      6.52
     Non-taxable income                            19,374        373     7.68     19,634         378      7.70
Other earning assets                                1,681         28     6.55      8,915         102      4.54
                                                  -------      -----     ----    -------       -----       ----
          Total earning assets                    516,404     10,988     8.47    463,955       9,240      7.93
                                                  -------      -----     ----    -------       -----       ----

Cash and due from banks                            12,981                         14,340
Other assets, net                                  11,763                         12,586
                                                 --------                       --------
          Total Assets                           $541,148                       $490,881
                                                 ========                       ========

Interest-Bearing Liabilities
Interest-bearing deposits:
     NOW accounts                                $ 55,902        227     1.61   $ 55,216         200       1.44
     Savings deposits                              35,446        193     2.16     37,419         206       2.18
     Money market accounts                         34,690        382     4.37     32,423         298       3.65
     Certificates and other time deposits         283,702      4,286     5.99    241,620       3,069       5.04
Retail repurchase agreements                       11,205        137     4.85     13,370         130       3.88
Federal Home Loan Bank advances                    15,000        205     5.42      7,119          90       4.99
Federal funds purchased                               789         15     6.98      2,875          40       5.51
                                                  -------      -----     ----    -------       -----       ----
          Total interest-bearing liabilities      436,734      5,445     4.94    390,042       4,033       4.10
                                                  -------      -----     ----    -------       -----       ----

Noninterest-bearing demand deposits                46,204                         44,140
Other liabilities                                   5,454                          5,059
Shareholders' equity                               52,756                         51,640
                                                 --------                       --------
          Total Liabilities and
                 Shareholders' Equity            $541,148                       $490,881
                                                 ========                       ========

Net Interest Income and Spread                              $  5,543     3.53%              $  5,207       3.83%
                                                            ========     ====               ========       ====

Net Yield on Earning Assets                                              4.29%                             4.49%
                                                                         ====                              ====


THREE MONTHS ENDED SEPTEMBER 30                           2000 Versus 1999
                                                --------------------------------
                                                 Interest Variance
                                                     due to (1)
                                                -------------------        Net
                                                Volume        Rate        Change
                                                -------       -----       ------
                                         (Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets
Loans (2) (3)                                   $1,385     $    470     $  1,855
Investment securities (2):
     Taxable income                                (33)           5          (28)
     Non-taxable income                             (4)          (1)          (5)
Other earning assets                              (106)          32          (74)
                                                   ---          ---        -----
          Total earning assets                   1,242          506        1,748
                                                   ---          ---        -----

Cash and due from banks
Other assets, net

          Total Assets


Interest-Bearing Liabilities
Interest-bearing deposits:
     NOW accounts                                    3           24           27
     Savings deposits                              (11)          (2)         (13)
     Money market accounts                          22           62           84
     Certificates and other time deposits          584          633        1,217
Retail repurchase agreements                       (23)          30            7
Federal Home Loan Bank advances                    107            8          115
Federal funds purchased                            (34)           9          (25)
                                                   ---          ---        -----
          Total interest-bearing liabilities       648          764        1,412
                                                   ---          ---        -----

Noninterest-bearing demand deposits
Other liabilities
Shareholders' equity
          Total Liabilities and
                 Shareholders' Equity

Net Interest Income and Spread                   $  594     $   (258)    $    336
                                                 ======     ========     ========
Net Yield on Earning Assets


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

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended September 30, 2000


                -----------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FNB Corp.
                                       (Registrant)


Date: November 13, 2000                By:  /s/ Jerry A. Little
                                            -----------------------------
                                                Jerry A. Little
                                                Treasurer and Secretary
                                                (Principal Financial and
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

   27.10         Financial Data Schedule for the nine months ended September 30,
                 2000.

   27.20 Restated Financial Data Schedule for the nine months ended September 30, 1999.