Form 10-K
period 2000-12-31
FNB CORP/NC
filed 2001-04-02
CIK 764811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  ------------


                                    FORM 10-K


                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 22, 2001, the Registrant had 5,065,942 shares of $2.50 par value common stock outstanding. The aggregate market value of voting stock held by nonaffiliates of the Registrant, assuming, without admission, that all directors and officers of the Registrant may be deemed affiliates, was $56,730,000.

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 8, 2001 are incorporated by reference in Part III of this report.



                              CROSS REFERENCE INDEX


                                                                                            Page
                                                                                            ----
Part I        Item 1       Business

              Item 2       Properties

              Item 3       Legal Proceedings
                           Not applicable.

              Item 4       Submission of Matters to a Vote of Security Holders
                           Not applicable.

Part II       Item 5       Market for the Registrant's Common Equity and Related
                           Stockholder Matters

              Item 6       Selected Financial Data

              Item 7       Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

              Item 7A      Quantitative and Qualitative Disclosures about Market Risk

              Item 8       Financial Statements and Supplementary Data
                           Independent Auditors' Report

                           Consolidated Balance Sheets at December 31, 2000 and 1999

                           Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2000

                           Consolidated Statements of  Shareholders' Equity and
                           Comprehensive Income for each of the years in the three-year period ended December 31, 2000

                           Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2000

                           Notes to Consolidated Financial Statements

                           Quarterly Financial Data for 2000 and 1999

              Item 9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                           Not applicable.


                                                                                            Page
                                                                                            ----
Part III     Item 10     Directors and Executive Officers of the Registrant                    *
             Item 11     Executive Compensation                                                *

             Item 12     Security Ownership of Certain Beneficial Owners and Management        *

             Item 13     Certain Relationships and Related Transactions                        *

Part IV      Item 14     Exhibits, Financial Statement Schedules, and Reports on Form 8-K
                        (a)(1) Financial Statements (See Item 8 for reference).
                           (2) Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable.
                           (3) Exhibits have been filed separately with the Commission and are available upon written request.
                        (b)    Reports on Form 8-K (None were filed during the last
                               quarter of the period covered by this Form 10-K).

-------------
* Information called for by Part III is incorporated herein by reference to portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders, as follows:

          Item 10 - See information that appears under the headings "Election of Directors" and "Executive Officers".

          Item 11 - See information that appears under the heading "Executive Compensation".

          Item 12 - See information that appears under the headings "Voting Securities Outstanding and Principal Shareholders" and "Security Ownership of Management".

          Item 13 - See information that appears under the heading "Indebtedness of Officers and Directors".

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

         The Bank, a full-service commercial bank, currently conducts all of its operations in Chatham, Montgomery, Moore, Randolph, Richmond and Scotland counties in North Carolina. Four offices, including the main office, are located in Asheboro. Additional community offices are located in Archdale (two offices), Biscoe, Ellerbe, Laurinburg, Ramseur, Randleman, Rockingham (two offices), Seagrove, Siler City, Southern Pines and Trinity. Some of the major banking services offered include regular checking accounts, interest checking accounts (including package account versions that offer a variety of products and services), money market accounts, savings accounts, certificates of deposit, holiday club accounts, individual retirement accounts, debit cards, credit cards and loans, both secured and unsecured, for business, agricultural and personal use. Other services offered include internet banking, cash management, investment and trust services. The Bank also has automated teller machines and is a member of Plus, a national teller machine network, and Star, a regional network.

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

         In connection with the merger of the Bank with Richmond Savings, the Bank acquired a financial subsidiary, Richmond Investment Services, Inc., which changed its name after the acquisition to First National Investor Services, Inc. This financial subsidiary acts as an agent in the sale of annuities, Medicare and Medicaid supplements, and major medical and life insurance policies. It also provides investment brokerage services.

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

         In the 2000 fourth quarter, management adopted a balance sheet restructuring project to reduce the level of lower yielding, 1-4 family residential mortgage loans by selling those loans and redeploying the funds in other types of assets, including specific purchases of bank owned life insurance and a more general redeployment to other loan programs and investment securities. 1-4 family residential mortgage loans totaling $20,938,000 were transferred to loans held for sale, and of that amount, $12,199,000 were sold in 2000 and the remainder were sold in the first quarter of 2001. In December 2000, single premium purchases of life insurance amounting to $10,000,000 were recorded as bank owned life insurance in other assets on the consolidated balance sheet. Income relating to the cash surrender value of the bank owned life insurance will be recorded as noninterest income, while the loans sold had generated interest income. The effective reduction of interest income will tend to lower the net yield on earning assets and net interest spread in future periods. Management believes that the income resulting from the bank owned life insurance, which is not subject to income tax, will produce a greater contribution to net income than did the income from the loans sold.

Competition

         The commercial banking industry within the Bank's marketing area is extremely competitive. The Bank faces direct competition in Chatham, Montgomery, Moore, Randolph, Richmond and Scotland counties from approximately twenty-one different financial institutions, including commercial banks, savings institutions and credit unions. Although none of these entities is dominant, the Bank considers itself one of the major financial institutions in the area in terms of total assets and deposits. Further competition is provided by banks located in adjoining counties, as well as other types of financial institutions such as insurance companies, finance companies, pension funds and brokerage houses and other money funds. The principal methods of competing in the commercial banking industry are improving customer service through the quality and range of services provided, improving cost efficiencies and pricing services competitively.

Supervision and Regulation

         The following discussion sets forth a summary of some of the material statutes and regulations applicable to FNB and its subsidiaries. Further information is provided under the heading "Capital Adequacy" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. The summaries do not purport to be comprehensive. The regulatory framework is intended primarily for the protection of depositors and not for the protection of security holders.

         The Parent Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is registered as such with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). A bank holding company is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval prior to acquiring, direct or indirect ownership or control of more than five percent of the voting shares of any bank; acquiring all or substantially all of the assets of any bank; or merging or consolidating with any other bank holding company. In addition, the BHC Act prohibits a bank holding company that does not qualify as a financial holding company under the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLB Act"), as more fully discussed below, from engaging in activities other than banking, managing, or controlling banks or other permissible subsidiaries; and acquiring or retaining direct or indirect control of any company engaged in any activities determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

         In determining whether a particular activity is permissible, the Federal Reserve Board considers whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits the Federal Reserve Board considers include greater convenience, increased competition, or gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. Activities that the Federal Reserve Board has permitted for bank holding companies include: (1) making, acquiring or servicing loans or other extensions of credit such as consumer finance, credit card, mortgage, commercial finance and factoring companies would make; (2) acting as an investment or financial advisor; (3) leasing real or personal property or acting as agent, broker, or advisor in leasing such property if the lease is to serve as the functional equivalent of an extension of credit to the lessee of the property and certain other conditions are met; (4) providing bookkeeping or data processing services under certain circumstances; (5) acting as an insurance agent or broker with respect to insurance that is directly related to the extension of credit with other financial services; (6) acting as an underwriter for credit life insurance and credit accident and health insurance directly related to extensions of credit by the holding company system; and (7) providing securities brokerage services and related securities credit activities.

         As a national banking association, the Bank is subject to regulatory supervision, of which regular bank examinations by the Comptroller of the Currency are a part. The Bank is a member of the Federal Deposit Insurance Corporation (the "FDIC"), which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, each bank pays a quarterly statutory assessment and is subject to the rules and regulations of the FDIC. The Bank is also a member of the Federal Reserve System and is therefore subject to the applicable provisions of the Federal Reserve Act, which imposes restrictions on loans by subsidiary banks to a holding company and its other subsidiaries and on the use of stock or securities as collateral security for loans by subsidiary banks to any borrower.

         The GLB Act, signed into law in November 1999, establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. The GLB Act allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking activities than was permissible prior to enactment, including insurance underwriting and making merchant banking investments in commercial and financial companies; allows insurers and other financial services companies to acquire banks; removes various restrictions that applied to bank holding ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations. The act also broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries and provides an enhanced framework for protecting the privacy of consumer information. In addition and in a change from prior law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially related activities.

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

Employees

         As of December 31, 2000, the Parent Company had three officers, all of whom were also officers of the Bank. On that same date, the Bank had 187 full-time employees and 23 part-time employees. The Bank considers its relationship with its employees to be excellent. The Bank provides employee benefit programs, including a noncontributory defined benefit pension plan, matching retirement/savings (401(k)) plan, group life, health and dental insurance, paid vacations, sick leave, and health care and life insurance benefits for retired employees.

Properties

         The main offices of the Bank and the principal executive offices of the Parent Company are located in an office building at 101 Sunset Avenue, Asheboro, North Carolina. The premises contain approximately 36,500 square feet of office space. The Bank also has other community offices in Asheboro (three offices), Archdale (two offices), Biscoe, Ellerbe, Laurinburg, Ramseur, Randleman, Rockingham (two offices), Seagrove, Siler City, Southern Pines and Trinity, North Carolina. Except as noted below, all premises are owned by the Bank in fee. The Randolph Mall office in Asheboro is under a lease expiring January 31, 2002. The Bush Hill office in Archdale is under a lease expiring January 31, 2002, with lease renewal options for up to an additional 20-year term. The Laurinburg office is under a lease expiring February 28, 2002. The land on which the Seagrove office is situated is under a lease expiring June 30, 2016. At that time, the land is subject to a purchase option at a fixed price or lease renewal options for up to an additional 30-year term.

                            FNB CORP. AND SUBSIDIARY

                         FIVE YEAR FINANCIAL HISTORY (1)

                                   2000         1999        1998        1997        1996
                                 --------     --------    --------    --------    --------
                                       (dollars in thousands, except per share data)
Summary of Operations
Interest income                  $ 41,936     $ 35,822    $ 35,111    $ 32,242    $ 29,142
Interest expense                   20,908       16,203      15,713      14,463      13,561
                                 --------     --------    --------    --------    --------
Net interest income                21,028       19,619      19,398      17,779      15,581
Provision for loan losses           1,802          511         482         670         526
                                 --------     --------    --------    --------    --------
Net interest income after
  provision for loan losses        19,226       19,108      18,916      17,109      15,055
Noninterest income                  4,501        4,068       3,756       3,346       2,918
Noninterest expense                18,497       15,082      14,473      13,382      11,570
                                 --------     --------    --------    --------    --------
Income before income taxes          5,230        8,094       8,199       7,073       6,403
Income taxes                        1,714        2,504       2,568       2,220       1,975
                                 --------     --------    --------    --------    --------
Net income                       $  3,516     $  5,590    $  5,631    $  4,853    $  4,428
                                 ========     ========    ========    ========    ========

Per Share Data (2,3)
Net income:
  Basic                          $    .70     $   1.11    $   1.12    $   1.08    $   1.23
  Diluted                             .69         1.09        1.09        1.07        1.22
Cash dividends declared (4)           .51          .51         .45         .38         .33
Book value                          10.89        10.13        9.76       11.24       10.35

Balance Sheet Information
Total assets                     $565,639     $517,468    $472,188    $437,743    $401,909
Investment securities             132,384      119,786     121,471     112,278     107,412
Loans                             395,737      360,840     314,839     296,525     264,020
Deposits                          472,448      427,010     400,218     365,349     356,230
Shareholders' equity               55,122       52,068      50,390      57,349      37,408

Ratios (Averages)
Return on assets                      .65%        1.15%       1.23%       1.16%       1.15%
Return on shareholders' equity       6.59        10.85        9.55        9.78       12.34
Shareholders' equity to assets       9.86        10.57       12.88       11.86        9.34
Dividend payout ratio               76.05        40.88       36.71       29.86       26.87
Loans to deposits                   84.79        80.63       80.36       77.71       75.93
Net yield on earning assets,
  taxable equivalent basis           4.28         4.48        4.71        4.72        4.52
-----------------
(1)  Financial data for all periods has been restated to reflect the merger with
     Carolina Fincorp, Inc., which became effective on April 10, 2000 and was accounted for as a pooling of interests.
(2)  All per share data has been retroactively adjusted to reflect the FNB Corp.
     two-for-one stock split effected in the form of a 100% stock dividend paid in the first quarter of 1998.
(3)  FNB Corp. historical shares were used for 1996 as Carolina Fincorp, Inc.
     had no shares outstanding.
(4)  Cash dividends declared represent FNB Corp. historical cash dividends declared.

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

         The Corporation earned $3,516,000 in 2000, a 37.1% decrease in net income from 1999. Basic earnings per share decreased from $1.11 in 1999 to $.70 in 2000 and diluted earnings per share decreased from $1.09 to $.69. Total assets were $565,639,000 at December 31, 2000, up 9.3% from year-end 1999. Loans amounted to $395,737,000 at December 31, 2000, up 9.7% from the prior year. Total deposits grew 10.6% to $472,448,000 in 2000.

         Excluding $2,338,000 in after-tax charges associated with the merger, which includes the $450,000 provision for loan losses discussed above, net income for 2000 amounted to $5,854,000, a 4.7% increase over 1999, with basic and diluted earnings per share amounts of $1.16 and $1.15, respectively.

Earnings Review

         After exclusion of after-tax, merger-related charges of $2,338,000 recorded in the second quarter of 2000 and associated with the merger with Carolina Fincorp as discussed in the "Overview", the Corporation's net income increased $264,000 in 2000, up 4.7% over 1999. Earnings were positively impacted in 2000 by increases of $1,409,000 or 7.2% in net interest income and $433,000 in noninterest income. These gains were significantly offset, however, by an increase of $619,000 in noninterest expense and by an increase of $841,000 in the provision for loan losses, excluding merger-related charges. Results for 2000 were negatively affected by a special group medical insurance assessment of $176,000 recorded in the second quarter, the effect of which was only partially offset by a $76,000 gain on the sale of an investment recorded in the same quarter.

         The Corporation's net income decreased $41,000 in 1999, down 0.7% from 1998. Earnings were positively impacted in 1999 by increases of $221,000 or 1.1% in net interest income and $312,000 in noninterest income. These gains were more than offset, however, by an increase of $609,000 in noninterest expense and by an increase of $29,000 in the provision for loan losses. Special noninterest expense charges, relating to a major data processing conversion, significantly affected the 1998 fourth quarter operating results, such charges amounting to $302,000 during that period, and to a lesser extent affected the 1999 operating results, especially in the first quarter.

         Excluding the merger-related charges, return on average assets declined from 1.23% in 1998 to 1.15% in 1999 to 1.08% in 2000. Return on average shareholders' equity improved from 9.55% in 1988 to 10.85% in 1999 to 10.97% in 2000. Including the effect of the merger-related charges, return on average assets was .65% in 2000 and return on average shareholders' equity was 6.59%.

Net Interest Income

         Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

         Net interest income was $21,028,000 in 2000 compared to $19,619,000 in 1999. The increase of $1,409,000 or 7.2% resulted primarily from a 11.7% increase in the level of average earning assets, the effect of which was partially offset by a decline in the net yield on earning assets, or net interest margin, from 4.48% in 1999 to 4.28% in 2000. In 1999, there was a $221,000 or 1.1% increase in net interest income reflecting a 6.5% increase in average earning assets, the effect of which was largely offset by a decline in the net interest margin from 4.71% in 1998. On a taxable equivalent basis, the increases in net interest income in 2000 and 1999 were $1,377,000 and $271,000, respectively, reflecting changes in the relative mix of taxable and non-taxable earning assets in each year.

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

Table 1
Average Balances and Net Interest Income Analysis

                                                              2000                                    1999
                                             --------------------------------------  --------------------------------------
                                             Average     Interest     Average Rates  Average     Interest     Average Rates
                                             Balance  Income/Expense   Earned/Paid   Balance  Income/Expense   Earned/Paid
                                             -------  --------------   -----------   -------  --------------   -----------
                                                            (taxable equivalent basis, dollars in thousands)
EARNING ASSETS
Loans (1) (2)                                $385,299    $ 34,296          8.88%     $328,450      $ 28,016        8.53%
Investment securities (1):
   Taxable income                             103,636       6,772          6.53       104,438         6,893        6.60
   Non-taxable income                          19,684       1,508          7.66        19,832         1,537        7.75
Other earning assets                            6,296         383          6.06         8,446           431        5.10
                                              -------      ------          ----       -------        ------        ----
         Total earning assets                 514,915      42,959          8.33       461,166        36,877        8.00
                                              -------      ------          ----       -------        ------        ----

Cash and due from banks                        13,955                                  14,371
Other assets, net                              11,968                                  11,895
                                             --------                                --------
         TOTAL ASSETS                        $540,838                                $487,432
                                             ========                                ========

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
   Demand deposits                           $ 57,332         907          1.58      $ 55,129           826        1.50
   Savings deposits                            35,844         827          2.30        37,571           849        2.26
   Money market deposits                       34,798       1,463          4.19        31,839         1,154        3.62
   Certificates and other time deposits       279,586      16,304          5.82       239,289        12,354        5.16
Retail repurchase agreements                   11,091         516          4.64        12,971           501        3.87
Federal Home Loan Bank advances                15,178         819          5.38         8,567           433        5.05
Other borrowed funds                            1,112          72          6.47         1,616            86        5.30
                                              -------      ------          ----       -------        ------        ----
         Total interest-bearing liabilities   434,941      20,908          4.79       386,982        16,203        4.19
                                              -------      ------          ----       -------        ------        ----

Noninterest-bearing demand deposits            46,859                                  43,546
Other liabilities                               5,692                                   5,360
Shareholders' equity                           53,346                                  51,544
                                             --------                                --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $540,838                                $487,432
                                             ========                                ========

NET INTEREST INCOME AND SPREAD                           $ 22,051          3.54%                   $ 20,674        3.81%
                                                         ========          ====                    ========        ====

NET YIELD ON EARNING ASSETS                                                4.28%                                   4.48%
                                                                           ====                                    ====

                                                              1998
                                             -------------------------------------
                                             Average     Interest    Average Rates
                                             Balance  Income/Expense  Earned/Paid
                                             -------  --------------  -----------
EARNING ASSETS
Loans (1) (2)                                $307,613     $ 27,375         8.90%
Investment securities (1):
   Taxable income                              98,090        6,780         6.91
   Non-taxable income                          19,780        1,546         7.82
Other earning assets                            7,381          415         5.62
                                              -------       ------         ----
         Total earning assets                 432,864       36,116         8.34
                                              -------       ------         ----

Cash and due from banks                        13,200
Other assets, net                              11,938
                                             --------
         TOTAL ASSETS                        $458,002
                                             ========

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
   Demand deposits                           $ 51,179          894         1.75
   Savings deposits                            38,595          944         2.44
   Money market deposits                       25,430          977         3.84
   Certificates and other time deposits       226,914       12,411         5.47
Retail repurchase agreements                   10,169          444         4.37
Federal Home Loan Bank advances                    --           --           --
Other borrowed funds                              742           43         5.80
                                              -------       ------         ----
         Total interest-bearing liabilities   353,029       15,713         4.45
                                              -------       ------         ----

Noninterest-bearing demand deposits            40,697
Other liabilities                               5,304
Shareholders' equity                           58,972
                                             --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $458,002
                                             ========

NET INTEREST INCOME AND SPREAD                            $ 20,403        3.89%
                                                          ========        ====

NET YIELD ON EARNING ASSETS                                               4.71%
                                                                          ====

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

         The average prime rate of interest has remained in a fairly narrow band in recent years, amounting to 9.21%, 7.99% and 8.37% in 2000, 1999 and 1998, respectively. This situation has tended to create a degree of stability in the interest rates both earned and paid by the Bank. Nonetheless, the actual level of the prime rate has changed with some frequency as the Federal Reserve has responded to various economic scenarios. After remaining unchanged in the first three quarters of 1998, a significant change occurred in the level of the prime rate during the last three months of that year when the Federal Reserve took action in response to the downturn of the economies of certain Asian and Latin American countries and the effects or potential effects of those downturns on the U.S. economy. In rapid succession, three 25 basis point cuts were recorded in the prime rate, lowering it from 8.50% to 7.75%. This decrease in the prime rate, through the effect on the average yield on total earning assets, tended to negatively impact the Corporation's net interest margin and net interest spread.

         Due to subsequent concern about inflationary pressures that appeared to be building in the U. S. economy, the Federal Reserve elected to raise the level of interest rates in the third and fourth quarters of 1999, resulting in three 25 basis point increases in the prime rate that raised it from 7.75% to 8.50%, thereby effectively reversing the rate reductions that had occurred in 1998. Continued concerns about possible inflationary pressures caused the Federal Reserve to further raise the level of interest rates in the first six months of 2000, resulting in two additional 25 basis point increases and one 50 basis point increase in the prime rate that raised it to the 9.50% level. While the Corporation has tended to see some improvement in the average total yield on earning assets due to the prime rate increases, the average rate paid on interest-bearing liabilities has increased by a greater amount, which has further negatively impacted the net interest margin and net interest spread.

         In 2000, the net interest spread declined by 27 basis points from 3.81% in 1999 to 3.54% in 2000, reflecting the effect of an increase in the average total yield on earning assets that was more than offset by an increase in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets increased by 33 basis points from 8.00% in 1999 to 8.33% in 2000, while the cost of funds increased by 60 basis points in moving from 4.19% to 4.79%. In 1999, the 8 basis points decrease in net interest spread resulted from a 34 basis points decrease in the yield on earning assets as partially offset by a 26 basis points decrease in the cost of funds.

         The 2000 and 1999 changes in net interest income on a taxable equivalent basis, as measured by volume and rate variances, are analyzed in Table 2. Volume refers to the average dollar level of earning assets and interest-bearing liabilities.

Table 2
Volume and Rate Variance Analysis

                                                  2000 Versus 1999               1999 Versus 1998
                                           -----------------------------  --------------------------------
                                           Variance due to(1)             Variance due to(1)
                                           ------------------             ------------------
                                            Volume   Rate     Net Change   Volume   Rate     Net Change
                                           -------  -------   ----------  -------  -------   ----------
                                                    (taxable equivalent basis, in thousands)
Interest Income
  Loans (2)                                $ 5,077    $ 1,203    $ 6,280    $ 1,807    $(1,166)   $   641
  Investment securities (2):
    Taxable income                             (51)       (70)      (121)       426       (313)       113
    Non-taxable income                         (11)       (18)       (29)         4        (13)        (9)
  Other earning assets                        (121)        73        (48)        57        (41)        16
                                           -------    -------    -------    -------    -------    -------
         Total interest income               4,894      1,188      6,082      2,294     (1,533)       761
                                           -------    -------    -------    -------    -------    -------
Interest Expense
  Interest-bearing deposits:
    Demand deposits                             35         46         81         66       (134)       (68)
    Savings deposits                           (38)        16        (22)       (25)       (70)       (95)
    Money market deposits                      115        194        309        235        (58)       177
    Certificates and other time deposits     2,245      1,705      3,950        662       (719)       (57)
  Retail repurchase agreements                 (78)        93         15        112        (55)        57
  Federal Home Loan Bank advances              356         30        386        433         --        433
  Other borrowed funds                         (30)        16        (14)        47         (4)        43
                                           -------    -------    -------    -------    -------    -------
         Total interest expense              2,605      2,100      4,705      1,530     (1,040)       490
                                           -------    -------    -------    -------    -------    -------
Net Interest Income                        $ 2,289    $  (912)   $ 1,377    $   764    $  (493)   $   271
                                           =======    =======    =======    =======    =======    =======

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

Provision for Loan Losses

         This provision is the charge against earnings to provide an allowance or reserve for probable losses inherent in the loan portfolio. The amount of each year's charge is affected by several considerations including management's evaluation of various risk factors in determining the adequacy of the allowance (see "Asset Quality"), actual loan loss experience and loan portfolio growth. Earnings were negatively impacted in 2000 by a $1,802,000 provision for loan losses compared to a $511,000 provision in 1999. Of the total 2000 provision, $835,000 was recorded in the second quarter, which amount included approximately $450,000 that was merger related as discussed below, while the remainder resulted from additional loan writedowns and charge-offs taken in the same quarter. The additional increase in the provision for 2000 was due to continued loan growth, higher loan losses and uncertain economic conditions.

         The allowance for loan losses, as a percentage of loans outstanding and reflecting the restatement of historical information for the merger, amounted to 1.13% at December 31, 2000, .91% at December 31, 1999 and .95% at December 31, 1998. The increase in the allowance percentage from December 31, 1999 to December 31, 2000 resulted largely from the provision component of approximately $450,000 for the second quarter of 2000 to align the credit risk methodologies of FNB Corp. and Carolina Fincorp.

Noninterest Income

         Noninterest income increased $433,000 or 10.6% in 2000 and $312,000 or 8.3% in 1999, reflecting in part the general increase in the volume of business. The increase in service charges on deposit accounts in 2000 was primarily due to improved fee collection efforts in 2000, but also reflected the implementation for a full year of the selected increases in service charge rates that became effective in the 1999 first quarter. The 1999 increase in service charges on deposit accounts primarily reflected the rate increases that became effective in the 1999 first quarter. The decrease in annuity and brokerage commissions in 2000 related to a general decrease in both sales of annuity products and the volume of brokerage services, while the opposite was true in 1999 when such commissions increased. Other income was impacted in 2000 by a $76,000 gain on the sale of an investment.

Noninterest Expense

         Excluding merger-related expenses of $2,796,000 recorded in the second quarter of 2000, noninterest expense was $619,000 or 4.1% higher in 2000 due largely to increased personnel expense and the continuing effects of inflation. The level of noninterest expense was further affected by the opening of a new branch office in August 1999 (see "Business Development Matters"). The components of noninterest expense were affected by the major data processing conversion completed in the first quarter of 1999, which conversion ultimately resulted in a major reduction in the cost of data processing services provided by outside processors. The cost of outside data processing services continued for Richmond Savings until its merger into First National Bank and Trust Company on June 26, 2000. Personnel expense was impacted by increased staffing requirements, especially as related to the data processing conversion and to the opening of the new branch office, and by normal salary adjustments. Personnel expense was further negatively affected in 2000 by a special group medical insurance assessment of $176,000 in the second quarter. Additionally, group medical insurance rates were increased approximately 39% in the 2000 second quarter. Furniture and equipment expense increased largely as a result of the data processing conversion, especially for depreciation and maintenance charges.

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

         Noninterest expense was $609,000 or 4.2% higher in 1999 due largely to increased personnel expense, the effect of a major data processing conversion (as discussed above) and the continuing effects of inflation. The level of noninterest expense was further affected by the opening of a new branch office in August 1999, as noted above. Personnel expense was impacted by increased staffing requirements, especially as related to the data processing conversion and the opening of the new branch office, and by normal salary adjustments. Net occupancy expense was affected by increased maintenance charges. Furniture and equipment expense increased largely as a result of the data processing conversion, especially for depreciation charges.

Merger-Related Expenses and Charges

         In connection with the merger acquisition of Carolina Fincorp, merger-related expenses of $2,796,000 were recorded in the second quarter of 2000. Upon the change in control, the Carolina Fincorp ESOP plan terminated according to its terms and unvested restricted stock plan shares became fully vested, resulting in certain expenses considered merger-related. Other primary components of merger-related expenses were professional fees, investment banking fees, contract termination costs, data processing conversion fees and severance payments. Additionally, approximately $450,000 of the total provision for loan losses of $835,000 in the second quarter was related to aligning the credit risk methodologies of FNB Corp. and Carolina Fincorp. The primary components of merger-related expenses are summarized in Table 3.
--------------------------------------------------------------------------------

Table 3
Merger-Related Expenses

                                                                2000
                                                                ----
                                                           (in thousands)

    Professional fees                                          $  569
    Investment banking fees                                       558
    Contract termination costs                                    467
    ESOP and restricted stock
      plan termination costs                                      385
    Data processing conversion fees                               209
    Severance payments                                            161
    Other merger expenses                                         447
                                                               ------
         Total                                                 $2,796
                                                               ======
--------------------------------------------------------------------------------

Income Taxes

         The effective income tax rate increased from 30.9% in 1999 to 32.8% in 2000 due principally to the nondeductibility of certain merger-related expenses. Reflecting a reduction in the state income tax rate, the effective income tax rate declined from 31.3% in 1998 to 30.9% in 1999.

Liquidity

         Liquidity refers to the continuing ability of the Bank to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to the Parent Company for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from five major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold, (c) lines for the purchase of federal funds from other banks, (d) the $67,800,000 line of credit established at the Federal Home Loan Bank, less existing advances against that line, and (e) the available-for-sale securities portfolio. Further, while available-for-sale securities are intended to be a source of immediate liquidity, the entire investment securities portfolio is managed to provide both income and a ready source of liquidity. All debt securities are of investment grade quality and, if the need arises, can be promptly liquidated on the open market or pledged as collateral for short-term borrowing.

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

         The Bank's balance sheet was liability-sensitive at December 31, 2000. A liability-sensitive position means that in gap measurement periods of one year or less there are more liabilities than assets subject to immediate repricing as market rates change. Because immediately rate sensitive interest-bearing liabilities exceed rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

         Table 4 presents information about the periods in which the interest-sensitive assets and liabilities at December 31, 2000 will either mature or be subject to repricing in accordance with market rates, and the resulting interest-sensitivity gaps. This table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of what the sensitivity will be on other dates. As a simplifying assumption concerning repricing behavior, 50% of the interest-bearing demand, savings and money market deposits are assumed to reprice immediately and 50% are assumed to reprice beyond one year.

Table 4
Interest Rate Sensitivity Analysis

                                                                    December 31, 2000
                                               --------------------------------------------------------
                                                    Rate Maturity In Days
                                               ------------------------------      Beyond
                                                 1-90     91-180      181-365     One Year       Total
                                               --------  --------   ---------    ---------     --------
                                                                (dollars in thousands)
Earning Assets
  Loans                                        $154,209  $ 16,352   $  29,335    $195,841      $395,737
  Investment securities                           2,830     2,008       3,746     123,800       132,384
                                               --------  --------   ---------    --------      --------
     Total earning assets                       157,039    18,360      33,081     319,641       528,121
                                               --------  --------   ---------    --------      --------
Interest-Bearing Liabilities
  Interest-bearing deposits:
    Demand deposits                              28,240         -           -      28,241        56,481
    Savings deposits                             17,220         -           -      17,221        34,441
    Money market deposits                        17,950         -           -      17,951        35,901
    Time deposits of $100,000 or more            43,060    18,884      26,760      12,880       101,584
    Other time deposits                          54,640    26,477      84,016      33,007       198,140
  Retail repurchase agreements                   11,201         -           -           -        11,201
  Federal Home Loan Bank advances                     -         -           -      15,000        15,000
  Federal funds purchased                         4,750         -           -           -         4,750
                                               --------  --------   ---------    --------      --------
     Total interest-bearing liabilities         177,061    45,361     110,776     124,300       457,498
                                               --------  --------   ---------    --------      --------
Interest Sensitivity Gap                       $(20,022) $(27,001)  $ (77,695)   $195,341      $ 70,623
                                               ========  ========   =========    ========      ========

Cumulative gap                                 $(20,022) $(47,023)  $(124,718)   $ 70,623      $ 70,623
Ratio of interest-sensitive assets to
  interest-sensitive liabilities                     89%       40%         30%        257%          115%

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

         Table 5 presents information about the contractual maturities, average interest rates and estimated fair values of financial instruments considered market risk sensitive at December 31, 2000.

Table 5
Market Risk Analysis of Financial Instruments

                                        Contractual Maturities at December 31, 2000
                           --------------------------------------------------------------------
                                                                             Beyond              Average   Estimated
                                                                              Five               Interest    Fair
                             2001      2002      2003      2004      2005     Years     Total    Rate (1)    Value
                           --------  --------  --------  --------  --------  --------  --------  --------  ---------
                                                                 (dollars in thousands)
Financial Assets
  Debt securities (2)      $  8,590  $  2,131  $  8,974  $  7,723  $ 40,968  $ 61,578  $129,964   6.88%    $129,752
  Loans (3):
    Fixed rate               53,593    25,336    21,251    16,012    16,700    62,257   195,149   8.75      189,238
    Variable rate            63,989    27,730    29,419    16,392    14,265    48,793   200,588   9.08      200,812
  Federal funds sold              -         -         -         -         -         -        94   6.49           94
                           --------  --------  --------  --------  --------  --------  --------            --------
      Total                $126,172  $ 55,197  $ 59,644  $ 40,127  $ 71,933  $172,628  $525,795   8.41     $519,896
                           ========  ========  ========  ========  ========  ========  ========            ========
Financial Liabilities
  Interest-bearing
    demand deposits        $      -  $      -  $      -  $      -  $      -  $      -  $ 56,481   1.43     $ 56,481
  Savings deposits                -         -         -         -         -         -    34,441   1.99       34,441
  Money market
    deposits                      -         -         -         -         -         -    35,901   4.16       35,901
  Time deposits:
    Fixed rate              241,264    35,179     7,749     1,155     1,815         -   287,162   6.34      289,370
    Variable rate             7,644     3,884       945        85         4         -    12,562   5.83       12,562
  Retail repurchase
    agreements                    -         -         -         -         -         -    11,201   4.82       11,201
  Federal Home Loan
    Bank advances                 -         -         -         -         -    15,000    15,000   5.44       15,219
  Federal funds
    purchased                     -         -         -         -         -         -     4,750   6.84        4,750
                           --------  --------  --------  --------  --------  --------  --------            --------
      Total                $248,908  $ 39,063  $  8,694  $  1,240  $  1,819  $ 15,000  $457,498   5.16     $459,925
                           ========  ========  ========  ========  ========  ========  ========            ========

(1) The average interest rate related to debt securities is stated on a fully taxable equivalent basis, assuming a 34% federal income tax rate and applicable state income tax rate, reduced by the nondeductible portion of interest expense.

(2) Debt securities are reported on the basis of amortized cost. Mortgage-backed securities which have monthly curtailments of principal are categorized by final maturity.

(3) Nonaccrual loans are included in the balance of loans. The allowance for loan losses is excluded.

Capital Adequacy

         Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution's ongoing trading activities. At December 31, 2000, FNB Corp. and the Bank were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital. Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%. At December 31, 2000, FNB Corp. and the Bank had total capital ratios of 15.15% and 14.69%, respectively, and Tier 1 capital ratios of 14.05% and 13.58%.

         The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At December 31, 2000, FNB Corp. and the Bank had leverage capital ratios of 9.92% and 9.58%, respectively.

         The Bank is also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, the Bank must have a minimum ratio for total capital of 10.00%, for Tier 1 capital of 6.00% and for leverage capital of 5.00%. As noted above, the Bank met all of those ratio requirements at December 31, 2000 and, accordingly, is well-capitalized under the regulatory framework for prompt corrective action.

Balance Sheet Review

         Asset growth was slightly higher in 2000 than in 1999. Total assets increased $48,171,000 or 9.3% in 2000 compared to $45,280,000 or 9.6% in 1999.
Deposits grew $45,438,000 or 10.6% and $26,792,000 or 6.7%, respectively, in the same periods. Retail repurchase agreements increased $534,000 in 2000 after declining $817,000 in 1999. A portion of the 1999 asset growth was funded by initial advances totaling $15,000,000 from the Federal Home Loan Bank, which was also the level of these advances at December 31, 2000. The average asset growth rates were 11.0% in 2000 and 6.4% in 1999. The corresponding average deposit growth rates were 11.5% and 6.4%.

         Certain balance sheet restructuring matters are discussed in "Business Development Matters".

Investment Securities

         Investments are carried on the consolidated balance sheet at estimated fair value for available-for-sale securities and at amortized cost for held-to-maturity securities. Table 6 presents information, on the basis of selected maturities, about the composition of the investment securities portfolio for each of the last three years. A change in the classification of investment securities on January 1, 2001 is discussed in "Accounting Pronouncement Matters".

Table 6
Investment Securities Portfolio Analysis

                                                                  December 31
                                           -------------------------------------------------------
                                                        2000                       1999      1998
                                           -------------------------------------  ------    ------
                                                      Estimated    Taxable
                                           Amortized    Fair     Equivalent      Carrying  Carrying
                                              Cost      Value      Yield (1)       Value    Value
                                           ---------  --------   ----------      --------  --------
                                                            (dollars in thousands)
Available for Sale
  U.S. Treasury:
    Within one year                         $   749   $   753         7.20%       $   758   $ 1,258
    One to five years                             -         -            -            250     1,543
                                            -------   -------                     -------   -------
         Total                                  749       753         7.20          1,008     2,801
                                            -------   -------                     -------   -------

  U.S. Government agencies and
    corporations:
    Within one year                           3,250     3,240         6.05          1,492     2,344
    One to five years                        26,221    25,975         6.44         13,131     8,465
    Five to ten years                        38,883    38,563         6.84         43,214    40,267
    Over ten years                            1,500     1,494         7.63              -         -
                                            -------   -------                     -------   -------
         Total                               69,854    69,272         6.68         57,837    51,076
                                            -------   -------                     -------   -------

  Mortgage-backed securities                      -         -            -              -       230
                                            -------   -------                     -------   -------

  Total debt securities                      70,603    70,025         6.68         58,845    54,107
  Equity securities                           2,969     2,998                       2,220     1,881
                                            -------   -------                     -------   -------
         Total available-for-sale
           securities                       $73,572   $73,023                     $61,065   $55,988
                                            =======   =======                     =======   =======

Held to Maturity
  U.S. Treasury:
    Within one year                         $     -   $     -            -        $     -   $   502
                                            -------   -------                     -------   -------

  U.S. Government agencies and
    corporations:
    Within one year                           3,499     3,491         6.11          1,001     1,700
    One to five years                        28,190    27,916         6.48          7,796     9,794
    Five to ten years                         4,400     4,352         6.55         28,292    31,039
                                            -------   -------                     -------   -------
         Total                               36,089    35,759         6.45         37,089    42,533
                                            -------   -------                     -------   -------

  Mortgage-backed securities                    483       488         7.13            594     1,168
                                            -------   -------                     -------   -------

  State, county and municipal:
    Within one year                           1,092     1,098         9.21          1,330       845
    One to five years                         4,483     4,561         8.13          4,495     5,261
    Five to ten years                         7,637     7,926         8.07          6,645     6,358
    Over ten years                            6,523     6,767         7.82          7,578     7,822
                                            -------   -------                     -------   -------
         Total                               19,735    20,352         8.07         20,048    20,286
                                            -------   -------                     -------   -------

  Other debt securities:
    Within one year                               -         -            -              -         -
    One to five years                           499       501         6.48            499       994
    Five to ten years                           492       488         6.66            491         -
    Over ten years                            2,063     2,139         9.88              -         -
                                            -------   -------                     -------   -------
         Total                                3,054     3,128         8.81            990       994
                                            -------   -------                     -------   -------

         Total held-to-maturity
           securities                       $59,361   $59,727         7.11        $58,721   $65,483
                                            =======   =======                     =======   =======

(1) Yields are stated on a fully taxable equivalent basis, assuming a 34% federal income tax rate and applicable state income tax rate, reduced by the nondeductible portion of interest expense.

         Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. Because the growth in total assets exceeded that for loans in 2000 and as investments were further impacted by the balance sheet restructuring matters discussed in "Business Development Matters", the level of investment securities was increased $12,598,000 or 10.5%. In 1999, when the growth in loans exceeded that for total assets, there was a net decrease of $1,685,000 or 1.4% in the level of investment securities. Investable funds not otherwise utilized are temporarily invested on an overnight basis as federal funds sold, the level of which is affected by such considerations as near-term loan demand and liquidity needs. Based on funds requirements, the Bank was a net purchaser of funds at December 31, 2000.

Loans

         The Corporation's primary source of revenue and largest component of earning assets is the loan portfolio. Loans experienced growth of $34,897,000 or 9.7% in 2000 and $46,001,000 or 14.6% in 1999. Average loans increased $56,849,000 or 17.3% and $20,837,000 or 6.8%, respectively. The ratio of average loans to average deposits increased from 80.6% in 1999 to 84.8% in 2000. The ratio of loans to deposits at December 31, 2000 was 83.8%.

         Table 7 sets forth the major categories of loans for each of the last five years. The maturity distribution and interest sensitivity of selected loan categories at December 31, 2000 are presented in Table 8.

Table 7
Loan Portfolio Composition

                                                                      December 31
                                    ------------------------------------------------------------------------------------
                                         2000               1999             1998             1997            1996
                                    ---------------   ---------------  ---------------  --------------  ------------
                                     Amount     %      Amount     %     Amount     %     Amount     %     Amount     %
                                    --------  -----   --------  -----  --------  -----  --------  -----  --------  -----
                                                                       (dollars in thousands)

Commercial and agricultural         $160,057   41.5   $125,331   34.7  $ 99,055   32.0  $ 84,221   28.6  $ 62,678   23.8
Real estate - construction             5,734    1.5      5,472    1.5     8,056    2.6     7,801    2.6     5,768    2.2
Real estate - mortgage:
  1-4 family residential             165,057   42.8    170,577   47.3   151,552   49.0   146,588   49.7   129,738   49.1
  Commercial and other                16,050    4.2     22,214    6.2    21,423    6.9    24,535    8.3    26,220    9.9
Consumer                              25,290    6.5     30,340    8.4    29,477    9.5    31,772   10.8    39,616   15.0
Leases                                13,679    3.5      6,832    1.9         -      -         -      -         -      -
                                     -------  -----    -------  -----   -------  -----   -------  -----   -------  -----
Loans held for investment            385,867  100.0    360,766  100.0   309,563  100.0   294,917  100.0   264,020  100.0
                                              =====             =====            =====            =====            =====
Loans held for sale                    9,870                74            5,276            1,608                -
                                    --------          --------         --------         --------         --------
Gross loans                         $395,737          $360,840         $314,839         $296,525         $264,020
                                    ========          ========         ========         ========         ========

Table 8
Selected Loan Maturities
                                            December 31, 2000
                               --------------------------------------------
                               One Year     One to        Over
                               or Less    Five Years   Five Years   Total
                               --------   ----------   ----------  --------
                                             (in thousands)

Commercial and agricultural     $59,701     $67,192    $33,164     $160,057
Real estate - construction        3,267       1,747        720        5,734
                               --------   ---------    -------     --------
         Total selected loans   $62,968     $68,939    $33,884     $165,791
                               ========   =========    =======     ========

Sensitivity to rate changes:
  Fixed interest rates          $20,227     $39,100    $18,132     $ 77,459
  Variable interest rates        42,741      29,839     15,752       88,332
                               --------   ---------    -------     --------
         Total                  $62,968     $68,939    $33,884     $165,791
                               ========   =========    =======     ========

         The commercial and agricultural loan portfolio was primarily responsible for loan growth in 2000. An increase was also recorded for lease financing contracts, a new loan product added in 1999. Loan growth and the composition of the loan portfolio, especially for 1-4 family residential mortgage loans, are being affected by certain balance sheet restructuring matters as discussed in "Business Development Matters".

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

         At December 31, 2000, the Bank had impaired loans which totaled $321,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $73,000. At December 31, 1999 the Bank had impaired loans which totaled $1,420,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $289,000.

         Table 9 presents an analysis of the changes in the allowance for loan losses and of the level of nonperforming assets for each of the last five years. Information about management's allocation of the allowance for loan losses by loan category is presented in Table 10.

Table 9
Allowance for Loan Losses and Nonperforming Assets

                                                               2000      1999      1998      1997      1996.
                                                              ------    ------    ------    ------    ------
                                                                         (dollars in thousands)
Allowance for Loan Losses
  Balance at beginning of year                                $3,289    $2,954    $2,694    $2,375    $2,266

  Charge-offs:
    Commercial and agricultural                                  603        49         9        66        24
    Real estate - construction                                     -         -         -         -         -
    Real estate - mortgage                                        21         2         -         2        12
    Consumer                                                     277       306       387       449       543
    Leases                                                        12         -         -         -         -
                                                              ------    ------    ------    ------    ------
         Total charge-offs                                       913       357       396       517       579
                                                              ------    ------    ------    ------    ------
  Recoveries:
    Commercial and agricultural                                  117        16        16        14        12
    Real estate - construction                                     -         -         -         -         -
    Real estate - mortgage                                         6         -         -        11         3
    Consumer                                                     130       138       158       141       147
    Leases                                                         -         -         -         -         -
                                                              ------    ------    ------    ------    ------
         Total recoveries                                        253       154       174       166       162
                                                              ------    ------    ------    ------    ------

  Net loan charge-offs                                           660       203       222       351       417
  Provision for loan losses (1)                                1,802       511       482       670       526
  Allowance adjustment for loans sold                            (79)        -         -         -         -
  Adjustment to conform fiscal periods                             -        27         -         -         -
                                                              ------    ------    ------    ------    ------
  Balance at end of year                                      $4,352    $3,289    $2,954    $2,694    $2,375
                                                              ======    ======    ======    ======    ======

Nonperforming Assets, at end of year
  Nonaccrual loans                                            $1,478    $1,602    $  855    $  257    $   92
  Accruing loans past due 90 days or more                        367       298       263       167       231
                                                              ------    ------    ------    ------    ------
         Total nonperforming loans                             1,845     1,900     1,118       424       323
  Foreclosed assets                                               33         3         -        23        38
  Other real estate owned                                        163       423        20        27        29
                                                              ------    ------    ------    ------    ------
         Total nonperforming assets                           $2,041    $2,326    $1,138    $  474    $  390
                                                              ======    ======    ======    ======    ======

Ratios
  Net loan charge-offs to average loans                          .17%      .06%      .07%      .13%      .16%
  Net loan charge-offs to allowance for loan losses            15.17      6.17      7.52     13.03     17.56
  Allowance for loan losses to year-end loans
    excluding loans held for sale                               1.13       .91       .95       .91       .90
  Total nonperforming loans to year-end loans
    excluding loans held for sale                                .48       .53       .36       .14       .12

(1) Approximately $450,000 of the total provision for loan losses in 2000 was related to aligning the credit risk methodologies of FNB Corp. and Carolina
    Fincorp, Inc.

Table 10
Allocation of Allowance For Loan Losses

                                                      December 31
                                    ----------------------------------------------
                                     2000      1999      1998      1997      1996
                                    ------    ------    ------    ------    ------
                                                    (in thousands)

Commercial and agricultural         $1,714    $1,070    $  821    $  719    $  650
Real estate - construction              21        14        31        23        16
Real estate - mortgage                 982       735       643       633       538
Consumer                             1,076     1,023     1,027       971       905
Leases                                 201        58         -         -         -
Unallocated                            358       389       432       348       266
                                    ------    ------    ------    ------    ------
   Total allowance for loan losses  $4,352    $3,289    $2,954    $2,694    $2,375
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

         The Bank's level and mix of deposits has been specifically affected by the following factors. Time deposits, reflecting the effect of promotions for premium-rate certificates of deposits and the increase in time deposits obtained from governmental units, grew $43,867,000 in 2000 and $23,488,000 in 1999, accounting for the majority of total deposit growth in each year. The level of time deposits obtained from governmental units amounted to $46,800,000, $39,179,000 and $26,555,000 at December 31, 2000, 1999 and 1998, respectively.
Money market deposits increased $1,974,000 in 2000 and $5,247,000 in 1999 due to a high-yield product that has had steady growth since its introduction in 1996.

         Table 11 shows the year-end and average deposit balances for the years 2000, 1999 and 1998 and the changes in 2000 and 1999.



Table 11
Analysis of Deposits

                                                       2000                       1999             1998
                                             -----------------------    ------------------------  -------
                                                        Change from                Change from
                                                         Prior Year                 Prior Year
                                                       -------------              --------------
                                             Balance   Amount    %      Balance   Amount     %    Balance
                                             --------  ------  -----    --------  -------  -----  -------
                                                                  (dollars in thousands)
Year-End Balances
  Interest-bearing deposits:
    Demand deposits                          $ 56,481 $(1,532)  (2.6)   $ 58,013  $2,551    4.6   $ 55,462
    Savings deposits                           34,441  (1,438)  (4.0)     35,879  (2,542)  (6.6)    38,421
    Money market deposits                      35,901   1,974    5.8      33,927   5,247   18.3     28,680
                                             -------- -------           -------- -------          --------
         Total                                126,823    (996)   (.8)    127,819   5,256    4.3    122,563
    Certificates and other time
     deposits                                 299,724  43,867   17.1     255,857  23,488   10.1    232,369
                                             -------- -------           -------- -------          --------
         Total interest-bearing deposits      426,547  42,871   11.2     383,676  28,744    8.1    354,932
  Noninterest-bearing demand deposits          45,901   2,567    5.9      43,334  (1,952)  (4.3)    45,286
                                             -------- -------           -------- -------          --------
         Total deposits                      $472,448 $45,438   10.6    $427,010 $26,792    6.7   $400,218
                                             ======== =======           ======== =======          ========
Average Balances
  Interest-bearing deposits:
    Demand deposits                          $ 57,332 $ 2,203    4.0    $ 55,129 $ 3,950    7.7   $ 51,179
    Savings deposits                           35,844  (1,727)  (4.6)     37,571  (1,024)  (2.7)    38,595
    Money market deposits                      34,798   2,959    9.3      31,839   6,409   25.2     25,430
                                             -------- -------           -------- -------          --------
         Total                                127,974   3,435    2.8     124,539   9,335    8.1    115,204
    Certificates and other time
     deposits                                 279,586  40,297   16.8     239,289  12,375    5.5    226,914
                                             -------- -------           -------- -------          --------
         Total interest-bearing deposits      407,560  43,732   12.0     363,828  21,710    6.3    342,118
  Noninterest-bearing demand deposits          46,859   3,313    7.6      43,546   2,849    7.0     40,697
                                             -------- -------           -------- -------          --------
         Total deposits                      $454,419 $47,045   11.5    $407,374 $24,559    6.4   $382,815
                                             ======== =======           ======== =======          ========

Business Development Matters

         As discussed in the "Overview" and in Note 2 to Consolidated Financial Statements, the Corporation completed a merger on April 10, 2000 for the acquisition of Carolina Fincorp, Inc. ("Carolina Fincorp"), holding company for Richmond Savings Bank, Inc., SSB ("Richmond Savings"), headquartered in Rockingham, North Carolina, in a transaction accounted for as a pooling of interests.

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

         In the 2000 fourth quarter, management adopted a balance sheet restructuring project to reduce the level of lower yielding, 1-4 family residential mortgage loans by selling those loans and redeploying the funds in other types of assets, including specific purchases of bank owned life insurance and a more general redeployment to other loan programs and investment securities. 1-4 family residential mortgage loans totaling $20,938,000 were transferred to loans held for sale, and of that amount, $12,199,000 were sold in 2000 and the remainder were sold in the first quarter of 2001. In December 2000, single premium purchases of life insurance amounting to $10,000,000 were recorded as bank owned life insurance in other assets on the consolidated balance sheet. Income relating to the cash surrender value of the bank owned life insurance will be recorded as noninterest income, while the loans sold had generated interest income. The effective reduction of interest income will tend to lower the net yield on earning assets and net interest spread in future periods. Management believes that the income resulting from the bank owned life insurance, which is not subject to income tax, will produce a greater contribution to net income than did the income from the loans sold.

Accounting Pronouncement Matters

         On January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as further amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 138" (collectively referred to as "SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. As permitted by SFAS No. 133, on January 1, 2001, the Corporation transferred all of its securities from the held-to-maturity portfolio to the available-for-sale portfolio as follows:

                                           Securities Transferred
                                       ------------------------------
                                                   Estimated   Pretax
                                       Amorized      Fair       Gain
                                          Cost       Value     (Loss)
                                        -------     -------    ------
                                               (in thousands)
  U.S. Government agencies and
    corporations                        $36,089     $35,759    $(330)
  Mortgage-backed securities                483         488        5
  State, county and municipal            19,735      20,352      617
  Other debt securities                   3,054       3,128       74
                                        -------     -------    -----
       Total                            $59,361     $59,727    $ 366
                                        =======     =======    =====

         As of January 1, 2001, the transfer of the securities had a net of tax effect of $242,000 on other comprehensive income.

         On January 1, 2001, the Company had no embedded derivative instruments requiring separate accounting treatment and had identified fixed rate conforming loan commitments as its only freestanding derivative instruments. The fair value of these commitments was mot material and therefore the adoption of SFAS No. 133 on January 1, 2001, is not expected to have a material impact on the Corporation's consolidated financial statements.

         The FASB has issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). This statement replaces SFAS No. 125 ("Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities") and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without consideration. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, based on application of a financial components approach that focuses on control. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 2001. Adoption of SFAS No. 140 is not expected to have a material impact on the Corporation's consolidated financial statements.

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

Cautionary Statement for Purpose of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

         The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as "believes", "expects", "plans", "projects", "goals", "estimates", "may", "could", "should", or "anticipates" or the negative thereof or other variations thereon of comparable terminology, or by discussions of strategy that involve risks and uncertainties. In addition, from time to time, the Corporation or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Corporation with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Corporation. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Corporation wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect the Corporation's actual results, causing actual results to differ materially from those in any forward-looking statement. These factors include: (i) competitive pressure in the banking industry or in the Corporation's markets may increase significantly, (ii) changes in the interest rate environment may reduce margins, (iii) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration, (iv) changes may occur in banking legislation and in the environment, (v) changes may occur in general business conditions and inflation and (vi) changes may occur in the securities markets.

Table 12
Quarterly Financial Data

                                     First   Second    Third   Fourth
                                    -------  -------  ------- -------
                                  (in thousands, except per share data)
2000
Interest income                     $ 9,814  $10,330  $10,734  $11,058
Interest expense                      4,632    5,013    5,445    5,818
                                    -------  -------  -------  -------
Net interest income                   5,182    5,317    5,289    5,240
Provision for loan losses               157      835      160      650
                                    -------  -------  -------   -------
Net interest income after
   provision for loan losses          5,025    4,482    5,129    4,590
Noninterest income                    1,093    1,147    1,070    1,191
Merger related expenses                   -    2,796       -         -
Noninterest expense                   3,948    4,086    3,957    3,710
                                    -------  -------  -------  -------
Income (loss)before income taxes      2,170   (1,253)   2,242    2,071
Income taxes (benefit)                  689     (278)     698      605
                                    -------  -------- -------  -------

Net income (loss)                   $ 1,481  $  (975) $ 1,544  $ 1,466
                                    =======  =======  =======  =======
Per share data:
   Net income (loss):
      Basic                         $   .30  $  (.19) $   .31  $   .29
      Diluted                           .29     (.19)     .30      .29
   Cash dividends declared              .12      .12      .12      .15
   Common stock price (1):
      High                            17.00    12.50    12.00    12.13
      Low                             10.50     6.00     9.50    11.19

1999
Interest income                     $ 8,721  $ 8,795  $ 8,978  $ 9,328
Interest expense                      3,901    3,944    4,033    4,325
                                    -------  -------  -------  -------
Net interest income                   4,820    4,851    4,945    5,003
Provision for loan losses                99      119       84      209
                                    -------  -------  -------  -------
Net interest income after
   provision for loan losses          4,721    4,732    4,861    4,794
Noninterest income                    1,008    1,027    1,008    1,025
Noninterest expense                   3,659    3,701    3,895    3,827
                                    -------  -------  -------  -------
Income before income taxes            2,070    2,058    1,974    1,992
Income taxes                            646      646      613      599
                                    -------  -------  -------  -------

Net income                          $ 1,424  $ 1,412  $ 1,361  $ 1,393
                                    =======  =======  =======  =======

Per share data:
   Net income:
      Basic                         $   .28  $   .28  $   .27  $   .28
      Diluted                           .27      .27      .27      .27
   Cash dividends declared              .12      .12      .12      .15
   Common stock price (1):
      High                            29.00    27.00    24.25    22.00
      Low                             20.00    20.00    19.00    13.25

(1) FNB Corp. common stock is traded on the NASDAQ National Market System under the symbol FNBN. At December 31, 2000, there were 1,697 shareholders of record.

Independent Auditors' Report


The Board of Directors
FNB Corp.

We have audited the accompanying consolidated balance sheets of FNB Corp. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNB Corp. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                                        KPMG LLP



Greenville, South Carolina
March 16, 2001

                            FNB CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                                  December 31
                                                                            2000              1999
                                                                            ----              ----
                                                                      (in thousands, except share data)
Assets
Cash and due from banks                                                  $ 14,108         $ 18,808
Interest-bearing bank accounts                                                  -            3,115
Federal funds sold                                                             94                -
Investment securities:
   Available for sale, at estimated fair value
      (amortized cost of $73,572 in 2000 and
      $64,063 in 1999)                                                     73,023           61,065
   Held to maturity (estimated fair value of
      $59,727 in 2000 and $56,953 in 1999)                                 59,361           58,721
Loans:
   Loans held for sale                                                      9,870               74
   Loans held for investment                                              385,867          360,766
   Less allowance for loan losses                                          (4,352)          (3,289)
                                                                         --------         --------
                  Net loans                                               391,385          357,551
                                                                         --------         --------
Premises and equipment, net                                                 9,596           10,330
Other assets                                                               18,072            7,878
                                                                         --------         --------

                  Total Assets                                           $565,639         $517,468
                                                                         ========         ========

Liabilities and Shareholders' Equity

Deposits:
   Noninterest-bearing demand deposits                                   $ 45,901         $ 43,334
   Interest-bearing deposits:
      Demand, savings and money market deposits                           126,823          127,819
      Time deposits of $100,000 or more                                   101,584           86,818
      Other time deposits                                                 198,140          169,039
                                                                         --------         --------
                  Total deposits                                          472,448          427,010
Retail repurchase agreements                                               11,201           10,667
Federal Home Loan Bank advances                                            15,000           15,000
Federal funds purchased                                                     4,750            7,735
Other liabilities                                                           7,118            4,988
                                                                         --------         --------
                  Total Liabilities                                       510,517          465,400
                                                                         --------         --------
 Shareholders' equity:
   Preferred stock, $10.00 par value; authorized
      200,000 shares, none issued                                               -                -
   Common stock, $2.50 par value; authorized
      10,000,000 shares, issued 5,059,641 shares
      in 2000 and 5,139,520 shares in 1999                                 12,649            12,849
   Surplus                                                                  2,836             4,131
   Retained earnings                                                       40,000            39,158
   ESOP and restricted stock plans                                              -            (2,092)
   Accumulated other comprehensive loss                                      (363)           (1,978)
                                                                         --------          --------
                  Total Shareholders' Equity                               55,122            52,068
                                                                         --------          --------

                  Total Liabilities and Shareholders' Equity             $565,639          $517,468
                                                                         ========          ========

Commitments (Note 17)


          See accompanying notes to consolidated financial statements.

                            FNB CORP. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                       Years Ended December 31
                                                                                -------------------------------------
                                                                                   2000          1999         1998
                                                                               (in thousands, except per share data)
Interest Income
  Interest and fees on loans                                                    $  34,241     $  27,970    $  27,343
  Interest and dividends on investment securities:
    Taxable income                                                                  6,331         6,430        6,359
    Non-taxable income                                                                981           991          994
  Other interest income                                                               383           431          415
                                                                                ---------      ---------    ---------
                  Total interest income                                            41,936        35,822       35,111
                                                                                ---------      ---------    ---------
Interest Expense
  Deposits                                                                         19,501        15,183       15,226
  Retail repurchase agreements                                                        516           501          444
  Federal Home Loan Bank advances                                                     819           433            -
  Other borrowed funds                                                                 72            86           43
                                                                                ---------      ---------    ---------
                  Total interest expense                                           20,908        16,203       15,713
                                                                                ---------      ---------    ---------

Net Interest Income                                                                21,028        19,619       19,398
  Provision for loan losses                                                         1,802           511          482
                                                                                ---------      ---------    ---------
Net Interest Income After Provision for Loan Losses                                19,226        19,108       18,916
                                                                                ---------      ---------    ---------
Noninterest Income
  Service charges on deposit accounts                                               2,236         2,058        1,986
  Annuity and brokerage commissions                                                   414           482          294
  Cardholder and merchant services income                                             524           450          368
  Other service charges, commissions and fees                                         674           583          496
  Other income                                                                        653           495          612
                                                                                 ---------      ---------   ---------
                 Total noninterest income                                           4,501         4,068        3,756
Noninterest Expense
  Personnel expense                                                                 8,534         7,792        7,136
  Occupancy expense                                                                   835           788          664
  Furniture and equipment expense                                                   1,709         1,472        1,046
  Data processing services                                                            831         1,188        1,819
  Merger related expenses                                                           2,796             -            -
  Other expense                                                                     3,792         3,842        3,808
                                                                                 ---------      ---------   ---------
                 Total noninterest expense                                         18,497        15,082       14,473
                                                                                 ---------      ---------   ---------
Income Before Income Taxes                                                          5,230         8,094        8,199
Income taxes                                                                        1,714         2,504        2,568
                                                                                 ---------      ---------   ---------

Net Income                                                                      $   3,516      $  5,590    $   5,631
                                                                                 =========      =========   =========
Net income per common share:
  Basic                                                                         $     .70      $   1.11    $    1.12
  Diluted                                                                       $     .69      $   1.09    $    1.09

Weighted average number of shares outstanding:
  Basic                                                                         5,035,529     5,022,403    5,043,181
  Diluted                                                                       5,077,937     5,138,365    5,188,129




          See accompanying notes to consolidated financial statements.

                            FNB CORP. AND SUBSIDIARY

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                             ESOP and    Accumulated
                                          Common Stock                                      Restricted      Other
                                    -----------------------                     Retained      Stock     Comprehensive
                                      Shares        Amount        Surplus       Earnings      Plans      Income (loss)      Total
                                    ----------   ----------    ----------    ----------    ----------     ----------     ----------
                                                               (in thousands, except share data)
Balance, December 31, 1997           3,282,510   $    8,206    $   14,457    $   36,136    $   (1,491)    $       41     $   57,349
Comprehensive income:
  Net income                              --           --            --           5,631          --             --            5,631
  Other comprehensive income:
    Unrealized securities gains,
    net of income taxes of $6             --           --            --            --            --               10             10
                                                                                                                         ----------
  Total comprehensive income                                                                                                  5,641
                                                                                                                         ----------
Cash dividends declared,
  $.45 per share                          --           --            --          (2,067)         --             --           (2,067)
Return of capital dividend                --           --         (10,761)         --            (661)          --          (11,422)
ESOP and restricted stock
  plan transactions                     42,695          108           919          --            (379)          --              648
Two-for-one stock split effected
  in the form of a 100%
  stock dividend                     1,825,343        4,563          (626)       (3,937)         --             --             --
 Common stock issued through:
  Dividend reinvestment plan             1,015            2            24          --            --             --               26
  Stock option plan                      9,193           23           192          --            --             --              215
                                    ----------   ----------    ----------    ----------    ----------     ----------     ----------
Balance, December 31, 1998           5,160,756       12,902         4,205        35,763    $   (2,531)            51         50,390

Comprehensive income:
  Net income                              --           --            --           5,590          --             --            5,590
  Other comprehensive income:
    Unrealized securities losses,
    net of income tax benefit
    of $1,037                             --           --            --            --            --           (2,009)        (2,009)
                                                                                                                         ----------
  Total comprehensive income                                                                                                  3,581
                                                                                                                         ----------
Cash dividends declared,
  $.51 per share                          --           --            --          (2,285)         --             --           (2,285)
ESOP and restricted stock
  plan transactions                       --           --             (64)         --             295           --              231
Common stock issued through:
  Dividend reinvestment plan              --           --            --            --            --             --             --
  Stock option plan                      7,224           19            77          --            --             --               96
Common stock repurchased               (28,460)         (72)          (71)         (184)         --             --             (327)
Equity adjustment to conform
  fiscal periods                          --           --             (16)          274           144            (20)           382
                                    ----------   ----------    ----------    ----------    ----------     ----------     ----------
Balance, December 31, 1999           5,139,520       12,849         4,131        39,158    $   (2,092)        (1,978)        52,068
Comprehensive income:
  Net income                              --           --            --           3,516          --             --            3,516
  Other comprehensive income:
    Unrealized securities gains,
    net of income taxes of $834           --           --            --            --            --            1,615          1,615
                                                                                                                         ----------
  Total comprehensive income                                                                                                  5,131
                                                                                                                         ----------
Cash dividends declared,
  $.51 per share                          --           --            --          (2,674)         --             --           (2,674)
Cash paid for fractional
  shares in merger                        (122)        --              (1)         --            --             --               (1)
ESOP and restricted stock
  plan transactions:
    Termination of plans               (93,113)        (233)       (1,342)         --           1,960           --              385
    Other transactions                    --           --             (17)         --             132           --              115
Common stock issued through:
  Dividend reinvestment plan             4,701           12            39          --            --             --               51
  Stock option plan                     15,355           38           114          --            --             --              152
Common stock repurchased                (6,700)         (17)          (88)         --            --             --             (105)
                                    ----------   ----------    ----------    ----------    ----------     ----------     ----------
Balance, December 31, 2000           5,059,641   $   12,649    $    2,836    $   40,000    $     --       $     (363)    $   55,122
                                    ==========   ==========    ==========    ==========    ==========     ==========     ==========

          See accompanying notes to consolidated financial statements.

                            FNB CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           Years Ended December 31
                                                                                     ------------------------------------
                                                                                       2000          1999          1998
                                                                                     --------      --------      --------
                                                                                              (in thousands)
Operating Activities
  Net income                                                                         $  3,516      $  5,590      $  5,631
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of premises and
        equipment                                                                       1,465         1,359           987
      Provision for loan losses                                                         1,802           511           482
      Deferred income taxes                                                              (398)         (191)         (205)
      Deferred loan fees and costs, net                                                   (22)          115           180
      Premium amortization and discount accretion
        of investment securities, net                                                      47            (1)         (147)
      ESOP and restricted stock plan expenses                                             500           231           648
      Amortization of intangibles                                                          14            19            24
      Net decrease (increase) in loans held for sale                                   11,142         5,096        (4,717)
      Decrease (increase) in other assets                                                 631           436          (144)
      Increase (decrease) in other liabilities                                          2,057          (354)          590
                                                                                     --------      --------      --------
                  Net Cash Provided by Operating Activities                            20,754        12,811         3,329
                                                                                     --------      --------      --------
Investing Activities
  Available-for-sale securities:
    Proceeds from sales                                                                    77           500         1,990
    Proceeds from maturities and calls                                                  2,250        17,965        76,383
    Purchases                                                                         (11,761)      (30,039)      (80,566)
  Held-to-maturity securities:
    Proceeds from maturities and calls                                                  2,434        13,039        31,015
    Purchases                                                                          (3,117)       (6,941)      (37,801)
  Net increase in loans held for investment                                           (47,948)      (46,246)      (14,070)
  Purchases of premises and equipment                                                    (922)       (2,341)       (1,918)
  Purchases of life insurance contracts                                               (10,000)         --            --
  Other, net                                                                             (108)          340            62
                                                                                     --------      --------      --------
                  Net Cash Used in Investing Activities                               (69,095)      (53,723)      (24,905)
                                                                                     --------      --------      --------

Financing Activities
  Net increase in deposits                                                             45,438        26,645        34,869
  Increase (decrease) in retail repurchase agreements                                     534          (817)        4,047
  Increase in Federal Home Loan Bank advances                                            --          15,000          --
  Increase (decrease) in other borrowed funds                                          (2,985)        2,990         1,845
  Common stock issued                                                                     203            96           241
  Common stock repurchased                                                               (105)         (327)         --
  Cash dividends and fractional shares paid                                            (2,465)       (2,284)       (1,902)
  Return of capital dividend                                                             --            --         (11,422)
                                                                                     --------      --------      --------
                  Net Cash Provided by Financing Activities                            40,620        41,303        27,678
                                                                                     --------      --------      --------
Net Increase (Decrease) in Cash and Cash Equivalents                                   (7,721)          391         6,102
Cash and cash equivalents at beginning of year                                         21,923        23,253        17,151
Adjustment to conform fiscal periods                                                     --          (1,721)         --
                                                                                     --------      --------      --------

Cash and Cash Equivalents at End of Year                                             $ 14,202      $ 21,923      $ 23,253
                                                                                     ========      ========      ========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                                                         $ 19,333      $ 16,128      $ 15,456
    Income taxes                                                                        1,879         3,025         2,611
  Noncash transactions:
    Loans held for investment transferred to loans
      held for sale                                                                    20,938          --            --
    Foreclosed loans transferred to other real estate                                   1,173           549          --
    Unrealized securities gains (losses), net of income taxes                           1,615        (2,009)           10

          See accompanying notes to consolidated financial statements.

                            FNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Nature of Operations/Consolidation

     FNB Corp. is a one-bank holding company whose wholly-owned subsidiary is the First National Bank and Trust Company (the "Bank"). The Bank, which has one wholly-owned subsidiary, First National Investor Services, Inc., offers a complete line of financial services, including loan, deposit, cash management, investment and trust services, to individual and business customers primarily in the region of North Carolina that includes Chatham, Montgomery, Moore, Randolph, Richmond and Scotland counties.

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

     As discussed in Note 2 below, the Corporation in 2000 completed a merger for the acquisition of Carolina Fincorp, Inc. in a transaction accounted for as a pooling of interests. Historical financial information included in these consolidated financial statements has been restated to include the account balances and results of operations of Carolina Fincorp, Inc.

Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Investment Securities

     Investment securities are categorized and accounted for as follows:

     o Held-to-maturity securities - Debt securities that the Corporation has the positive intent and ability to hold to maturity are reported at amortized cost.

     o Trading securities - Debt and equity securities bought and held principally for the purpose of being sold in the near future are reported at fair value, with unrealized gains and losses included in earnings.

     o Available-for-sale securities - Debt and equity securities not classified as either held-to-maturity securities or trading securities are reported at fair value, with unrealized gains and losses, net of related tax effect, included as an item of other comprehensive income and reported as a separate component of shareholders' equity.

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

Other Real Estate

     Other real estate, which is included in other assets on the consolidated balance sheet, represents properties acquired through foreclosure or deed in lieu thereof and is carried at the lower of cost or fair value based on recent appraisals, less estimated costs to sell. Declines in the fair value of properties included in other real estate below carrying value are recognized by a charge to income.

Mortgage Servicing Rights (MSRs)

     The rights to service mortgage loans for others are included in other assets on the consolidated balance sheet. MSRs are capitalized based on the allocated cost which is determined when the underlying loans are sold. MSRs are amortized over the life of the underlying loan as an adjustment of servicing income. Impairment reviews of MSRs are performed on a quarterly basis.

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

Intangible Assets

     Deposit base premiums, arising from deposit and branch purchase acquisitions, amounted to $10,000 and $24,000 at December 31, 2000 and 1999, respectively, and are included in other assets. The premium amounts are amortized on an accelerated basis over ten-year periods.

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

Comprehensive Income

     Comprehensive income is defined as the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources and, accordingly, includes both net income and amounts referred to as other comprehensive income. The items of other comprehensive income are included in the consolidated statement of shareholders's equity and comprehensive income. The accumulated balance of other comprehensive income is included in the shareholders' equity section of the consolidated balance sheet.

Employee Benefit Plans

     The Corporation has a defined benefit pension plan covering substantially all full- time employees. Pension costs, which are actuarially determined using the projected unit credit method, are charged to current operations. Annual funding contributions are made up to the maximum amounts allowable for Federal income tax purposes.

     In 2000, the Corporation adopted a noncontributory, nonqualified supplemental executive retirement plan (the "SERP") covering certain executive employees. Annual benefits payable under the SERP are based on factors similar to those for the pension plan, with offsets related to amounts payable under the pension plan and social security benefits. SERP costs, which are actuarially determined using the projected unit credit method and recorded on an unfunded basis, are charged to current operations and credited to a liability account on the consolidated balance sheet.

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

Note 2 - Merger Information

     On April 10, 2000, the Corporation completed a merger for the acquisition of Carolina Fincorp, Inc. ("Carolina Fincorp"), holding company for Richmond Savings Bank, Inc., SSB ("Richmond Savings"), headquartered in Rockingham, North Carolina, in a transaction accounted for as a pooling of interests. Accordingly, all historical financial information included in these consolidated financial statements has been restated to include the account balances and results of operations of Carolina Fincorp.

     Pursuant to the terms of the merger, each share of Carolina Fincorp common stock was converted into .79 of a share of FNB Corp. common stock, for a total issuance of 1,478,398 FNB Corp. shares. On June 26, 2000, Richmond Savings was merged into First National Bank and Trust Company. At March 31, 2000, Carolina Fincorp operated five offices through Richmond Savings and had approximately $125,943,000 in total assets, $108,848,000 in deposits and $16,332,000 in shareholders' equity. Merger-related expenses of $2,796,000 were recorded in the second quarter of 2000. Upon the change in control, the Carolina Fincorp ESOP plan terminated according to its terms and unvested restricted stock plan shares became fully vested, resulting in certain expenses considered merger-related. Other primary components of merger-related expenses were professional fees, investment banking fees, contract termination costs, data processing conversion fees and severance payments. Additionally, approximately $450,000 of the total provision for loan losses of $835,000 in the second quarter was related to aligning the credit risk methodologies of FNB Corp. and Carolina Fincorp. The primary components of merger-related expenses, including the amounts incurred through December 31, 2000 and the amounts remaining as accrued expenses at December 31, 2000, are as follows:

                                                    Incurred       Remaining
                                      Total         Through        Accrual at
                                  Merger-Related  December 31,    December 31,
                                     Expenses         2000            2000
                                    ----------     ---------       ---------
                                                 (in thousands)
Professional fees                   $  569           $  554           $   15
Investment banking fees                558              558             --
Contract termination costs             467              467             --
ESOP and restricted stock
  plan termination costs               385              385             --
Data processing conversion fees        209              209             --
Severance payments                     161              124               37
Other merger expenses                  447              447             --
                                    ------           ------           ------
     Total                          $2,796           $2,744           $   52
                                    ======           ======           ======

     For purposes of preparing the 1999 consolidated balance sheet, the year-end for Carolina Fincorp was conformed from a June 30 year-end to the December 31 year-end of the Corporation. In preparing other consolidated financial statements for 1999 and prior years and for the consolidated balance sheets before December 31, 1999, the results of operations for Carolina Fincorp are included based on the June 30 year-end. The net results of operations for Carolina Fincorp for the six months ended December 31, 1999 are included as a conforming adjustment in preparing the consolidated statement of shareholders' equity and comprehensive income and consolidated statement of cash flows for the year ended December 31, 1999. The equity adjustment to conform fiscal periods for the consolidated statement of shareholders' equity and comprehensive income consisted of the following for the operations of Carolina Fincorp for the six months ended December 31, 1999 (in thousands):

    Net income                                                       $ 476
    Cash dividends declared                                           (202)
    ESOP and restricted stock plan transactions                        128
    Unrealized securities losses, net of income taxes                  (20)
                                                                     ------
        Equity adjustment to conform fiscal periods                  $ 382
                                                                     ======

     Separate financial information for the pooled entities for the years ended December 31, 1999 and 1998 is as follows:


                                   FNB        Carolina
                                   Corp.       Fincorp     Combined
                                ----------    ---------    ---------
                                           (in thousands)
1999
  Total assets                   $396,067     $121,401     $517,468
  Total revenues                   30,734        9,156       39,890
  Net interest income              15,497        4,122       19,619
  Net income                        4,657          933        5,590

  Net income per common share:
    Basic                            1.27          .54         1.11
    Diluted                          1.23          .54         1.09

1998
  Total assets                   $356,623     $115,565     $472,188
  Total revenues                   29,615        9,252       38,867
  Net interest income              14,820        4,578       19,398
  Net income                        4,562        1,069        5,631

  Net income per common share:
    Basic                            1.25          .61         1.12
    Diluted                          1.20          .61         1.09

Note 3 - Investment Securities


     Summaries of the amortized cost and estimated fair value of investment securities and the related gross unrealized gains and losses are presented below:

                                                               Gross        Gross         Estimated
                                               Amortized     Unrealized   Unrealized        Fair
                                                 Cost          Gains        Losses          Value
                                               ---------     ----------    ----------     ----------
                                                    (in thousands)
Available For Sale
   December 31, 2000
     U.S. Treasury                              $   749        $     4        $  --          $   753
     U.S. Government agencies and
       corporations                              69,854             67            649         69,272
     Equity securities                            2,969             29           --            2,998
                                                -------        -------        -------        -------
                  Total                         $73,572        $   100        $   649        $73,023
                                                =======        =======        =======        =======
   December 31, 1999
     U.S. Treasury                              $ 1,000        $     8        $  --          $ 1,008
     U.S. Government agencies and
       corporations                              60,855           --            3,018         57,837
     Equity securities                            2,208             12           --            2,220
                                                -------        -------        -------        -------
                  Total                         $64,063        $    20        $ 3,018        $61,065
                                                =======        =======        =======        =======

Held To Maturity
   December 31, 2000
     U.S. Government agencies and
       corporations                             $36,089        $  --          $   330        $35,759
     Mortgage-backed securities                     483              5           --              488
     State, county and municipal                 19,735            622              5         20,352
     Other debt securities                        3,054             78              4          3,128
                                                -------        -------        -------        -------
                  Total                         $59,361        $   705        $   339        $59,727
                                                =======        =======        =======        =======

   December 31, 1999
     U.S. Government agencies and
       corporations                             $37,089        $  --          $ 1,656        $35,433
     Mortgage-backed securities                     594              4              3            595
     State, county and municipal                 20,048            156            239         19,965
     Other debt securities                          990           --               30            960
                                                -------        -------        -------        -------
                  Total                         $58,721        $   160        $ 1,928        $56,953
                                                =======        =======        =======        =======

     The amortized cost and estimated fair value of investment securities at December 31, 2000, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to prepay obligations with or without prepayment penalties.

                                                   Available For Sale          Held To Maturity
                                                ------------------------  --------------------------
                                                              Estimated                     Estimated
                                                Amortized       Fair         Amortized         Fair
                                                   Cost         Value           Cost          Value
                                                -----------   -----------   -----------    -----------
                                                                     (in thousands)
Due in one year or less                           $ 3,999        $ 3,993        $ 4,591        $ 4,589
Due after one year through five years              26,221         25,975         33,172         32,978
Due after five years through ten years             38,883         38,563         12,529         12,766
Due after ten years                                 1,500          1,494          8,586          8,906
                                                  -------        -------        -------        -------
               Total                               70,603         70,025         58,878         59,239
Mortgage-backed securities                           --             --              483            488
Equity securities                                   2,969          2,998           --             --
                                                  -------        -------        -------        -------
               Total investment securities        $73,572        $73,023        $59,361        $59,727
                                                  =======        =======        =======        =======

     Debt securities with an estimated fair value of $68,433,000 were pledged to secure public funds and trust funds on deposit at December 31, 2000. Debt securities with an estimated fair value of $18,800,000 were pledged to secure retail repurchase agreements at December 31, 2000.

     Proceeds from the sales of investment securities classified as available-for-sale amounted to $77,000 in 2000, $500,000 in 1999 and $1,990,000 in 1998. Gross gains realized on these sales were $76,000 in 2000 and $2,000 in 1998. Gross losses realized on these sales were $1,000 in 1998.

     The Bank, as a member of the Federal Home Loan Bank (the "FHLB") of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon the balances of residential mortgage loans and FHLB advances. FHLB capital stock is pledged to secure FHLB advances. No ready market exists for this stock, and it has no quoted market value. However, redemption of this stock has historically been at par value. At December 31, 2000 and 1999, the Bank owned a total of $2,557,000 and $2,055,000, respectively, of FHLB stock.

Note 4 - Loans

     Major classifications of loans are as follows:

                                          December 31
                                     2000            1999
                                   --------       --------
                                        (in thousands)
Commercial and agricultural        $160,057        $125,331
Real estate - construction            5,734           5,472
Real estate - mortgage:
  1-4 family residential            165,057         170,577
  Commercial and other               16,050          22,214
Consumer                             25,290          30,340
Leases                               13,679           6,832
                                   --------        --------
Loans held for investment           385,867         360,766
Loans held for sale                   9,870              74
                                   --------        --------
Gross loans                        $395,737        $360,840
                                   ========        ========

     Loans as presented are reduced by net deferred loan fees of $405,000 and $427,000 at December 31, 2000 and 1999, respectively. Nonaccrual loans amounted to $1,478,000 at December 31, 2000 and $1,602,000 at December 31, 1999. Interest
income that would have been recorded on nonaccrual loans for the years ended December 31, 2000, 1999 and 1998 had they performed in accordance with their original terms, amounted to approximately $137,000, $153,000 and $63,000, respectively. Interest income on all such loans included in the results of operations amounted to approximately $98,000 in 2000, $90,000 in 1999 and $30,000 in 1998.

     At December 31, 2000, the Bank had impaired loans which totaled $321,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $73,000. At December 31, 1999 the Bank had impaired loans which totaled $1,420,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $289,000. The average carrying value of impaired loans was $330,000 in 2000, $1,508,000 in 1999 and $467,000 in 1998. Interest income on impaired loans amounted to approximately $17,000 in 2000, $87,000 in 1999 and was not material in 1998.

     Loans with outstanding balances of $1,173,000 in 2000 and $549,000 in 1999 were transferred from loans to other real estate acquired through foreclosure. Such loans transferred in 1998 were not material. Other real estate acquired through loan foreclosures amounted to $163,000 at December 31, 2000 and $423,000 at December 31, 1999 and is included in other assets on the consolidated balance sheet.

     Loans are primarily made in the region of North Carolina that includes Chatham, Montgomery, Moore, Randolph, Richmond and Scotland counties. The real estate loan portfolio can be affected by the condition of the local real estate markets.

     Loans have been made by the Bank to directors and executive officers of the Corporation and to the associates of such persons, as defined by the Securities and Exchange Commission. Such loans were made in the ordinary course of business on substantially the same terms, including rate and collateral, as those prevailing at the time in comparable transactions with other borrowers and do not involve more than normal risk of collectibility. A summary of the activity during 2000 with respect to related party loans is as follows (in thousands):

         Balance, December 31, 1999                  $  9,096
         New loans during 2000                         16,760
         Repayments during 2000                       (17,836)
                                                     --------
         Balance, December 31, 2000                  $  8,020
                                                     ========

Note 5 - Allowance for Loan Losses

  Changes in the allowance for loan losses were as follows:

                                                         Years Ended December 31
                                                    -----------------------------------
                                                    2000             1999           1998
                                                  -------         --------       --------
                                                              (in thousands)
Balance at beginning of year                      $ 3,289         $ 2,954         $ 2,694
Provision for losses charged to operations          1,802             511             482
Loans charged off                                    (913)           (357)           (396)
Recoveries on loans previously charged off            253             154             174
Allowance adjustment for loans sold                   (79)           --              --
Adjustment to conform fiscal periods                 --                27            --
                                                  -------         -------         -------
Balance at end of year                            $ 4,352         $ 3,289         $ 2,954
                                                  =======         =======         =======

Note 6 - Premises and Equipment

     Premises and equipment are summarized as follows:


                                                            December 31
                                                      ----------------------
                                                        2000           1999
                                                      -------        -------
                                                           (in thousands)
Land                                                  $ 2,342        $ 2,342
Buildings and improvements                              6,672          6,599
Furniture and equipment                                 9,207          8,933
Leasehold improvements                                    434            415
                                                      -------        -------
         Total                                         18,655         18,289
Less accumulated depreciation and amortization          9,059          7,959
                                                      -------        -------
Premises and equipment, net                           $ 9,596        $10,330
                                                      =======        =======

Note 7 - Income Taxes

     Income taxes as reported in the consolidated income statement included the following expense (benefit) components:

                                     2000            1999            1998
                                   -------         -------         -------
                                              (in thousands)
Current:
  Federal                          $ 2,106         $ 2,633         $ 2,663
  State                                  6              62             110
                                   -------         -------         -------
         Total                       2,112           2,695           2,773
                                   -------         -------         -------

Deferred - Federal                    (398)           (191)           (205)
                                   -------         -------         -------

         Total income taxes        $ 1,714         $ 2,504         $ 2,568
                                   =======         =======         =======

     A reconciliation of income tax expense computed at the statutory Federal income tax rate to actual income tax expense is presented below:

                                                         2000             1999            1998
                                                        -------         -------         -------
                                                                     (in thousands)
Amount of tax computed using Federal
  statutory tax rate of 34%                             $ 1,778         $ 2,752         $ 2,788
Increases (decreases) resulting from effects of:
  Non-taxable income                                       (329)           (316)           (308)
  Non-deductible merger-related expenses                    331            --              --
  Other                                                     (66)             68              88
                                                        -------         -------         -------

         Total                                          $ 1,714         $ 2,504         $ 2,568
                                                        =======         =======         =======

     The components of deferred tax assets and liabilities and the tax effect of each are as follows:

                                                         December 31
                                                     --------------------
                                                      2000          1999
                                                     ------        ------
                                                        (in thousands)
Deferred tax assets:
  Allowance for loan losses                          $1,161        $  798
  Net unrealized securities losses                      186         1,020
  Compensation and benefit plans                        924           794
  Other                                                  80            72
                                                     ------        ------
         Total                                        2,351         2,684
                                                     ------        ------

Deferred tax liabilities:
  Depreciable basis of premises and equipment           337           312
  Prepaid pension cost                                  297           288
  Net deferred loan fees and costs                      225           175
  Other                                                 212           193
                                                     ------        ------
         Total                                        1,071           968
                                                     ------        ------

Net deferred tax asset                               $1,280        $1,716
                                                     ======        ======

     There is no valuation allowance for deferred tax assets as it is management's contention that realization of the deferred tax assets is more likely than not based upon the Corporation's history of taxable income and estimates of future taxable income.

     The Corporation is permitted under the Internal Revenue Code to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. This addition differs significantly from the provisions for losses for financial reporting purposes. Under generally accepted accounting principles, the Corporation is not required to provide a deferred tax liability for the tax effect of additions to the tax bad debt reserve through 1987, the base year. Retained earnings at December 31, 2000, includes approximately $1,400,000 for which no provision for federal income tax has been made. These amounts represent allocations of income to bad debt deductions for tax purposes only. Reductions of such amounts for purposes other than bad debt losses could create income for tax purposes in certain remote instances, which would then be subject to the then current corporate income tax rate.

Note 8 - Time Deposits

  The scheduled maturities of time deposits at December 31, 2000 are as follows (in thousands):

         Years ending December 31
         -------------------------
            2001                                                       $248,908
            2002                                                         39,063
            2003                                                          8,694
            2004                                                          1,240
            2005                                                          1,819
                                                                       --------
                    Total time deposits                                $299,724
                                                                       ========

Note 9 - Short-Term Borrowed Funds

     Funds are borrowed on an overnight basis through retail repurchase agreements with Bank customers and federal funds purchased from other financial institutions. Retail repurchase agreement borrowings are collateralized by securities of the U.S. Treasury and U.S. Government agencies and corporations.

     Information concerning retail repurchase agreements and federal funds purchased is as follows:

                                                2000                             1999
                                      --------------------------   -----------------------------
                                        Retail          Federal        Retail           Federal
                                      Repurchase         Funds       Repurchase          Funds
                                      Agreements       Purchased     Agreements        Purchased
                                     ------------     -----------   -----------       -----------
                                                         (dollars in thousands)
Balance at December 31                 $11,201         $ 4,750         $10,667         $ 7,735
Average balance during the year         11,091           1,112          12,971           1,590
Maximum month-end balance               12,580           5,000          14,230           8,200
Weighted average interest rate:
  At December 31                          4.82%           6.84%           3.97%           5.18%
  During the year                         4.64            6.47            3.87            5.38

Note 10 - Federal Home Loan Bank (FHLB) Advances

     The Bank has a $67,800,000 line of credit with the FHLB, secured by a blanket collateral agreement on qualifying 1-4 family residential mortgage loans. At December 31, 2000, FHLB advances under this line amounted to $15,000,000 and were at interest rates ranging from 4.92% to 5.92%. At December 31, 1999, FHLB advances amounted to $15,000,000 and were at interest rates ranging from 4.92% to 5.36%.

     The scheduled maturities of FHLB advances at December 31, 2000 are as follows (in thousands):

         Years ending December 31
         -------------------------
            2009                                                        $ 7,000
            2010                                                          8,000
                                                                        -------
                    Total FHLB Advances                                 $15,000
                                                                        =======

Note 11 - Employee Benefit Plans

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

     Information concerning the status of the plan is as follows:

                                                               2000             1999
                                                             -------          -------
                                                               (dollars in thousands)
Change in Benefit Obligation:
     Benefit obligation at beginning of year                 $ 5,742          $ 6,137
     Service cost                                                255              225
     Interest cost                                               428              392
     Net actuarial loss (gain)                                   139             (648)
     Benefits paid                                              (336)            (364)
                                                             -------          -------
     Benefit obligation at end of year                       $ 6,228          $ 5,742
                                                             =======          =======

Change in Plan Assets:
     Fair value of plan assets at beginning of year          $ 7,832          $ 7,231
     Actual return (loss) on plan assets                        (192)             965
     Employer contributions                                       56             --
     Benefits paid                                              (336)            (364)
     Other                                                        88             --
                                                             -------          -------
     Fair value of plan assets at end of year                $ 7,448          $ 7,832
                                                             =======          =======

Prepaid Pension Cost Components:
     Funded status of plan                                   $ 1,220          $ 2,090
     Unrecognized net actuarial gain                            (932)          (1,957)
     Unrecognized prior service cost                             566              673
     Unrecognized transition obligation                           21               43
                                                             -------          -------
     Prepaid pension cost at end of year                     $   875          $   849
                                                             =======          =======

Weighted-Average Plan Assumptions at End of Year:
     Discount rate                                               7.5%             7.5%
     Expected long-term rate of return on plan assets            9.0              9.0
     Rate of increase in compensation levels                     5.5              5.5

     Net periodic pension cost included the following components:

                                              2000          1999          1998
                                             ------        ------        -------
                                                       (in thousands)
Service cost                                 $ 255         $ 225         $ 177
Interest cost                                  428           392           379
Expected return on plan assets                (697)         (634)         (477)
Amortization of prior service cost             107           107           107
Amortization of transition obligation           21            21            21
Recognized net actuarial gain                  (84)          (16)           (1)
                                             -----         -----         -----
Net periodic pension cost                    $  30         $  95         $ 206
                                             =====         =====         =====

Supplemental Executive Retirement Plan

     In 2000, the Corporation adopted a noncontributory, nonqualified supplemental executive retirement plan (the "SERP") covering certain executive employees. Annual benefits payable under the SERP are based on factors similar to those for the pension plan, with offsets related to amounts payable under the pension plan and social security benefits.

     Information concerning the status of the plan is as follows:


                                                             2000
                                                             -----
                                                     (dollars in thousands)
Change in Benefit Obligation:
     Benefit obligation at beginning of year                 $--
     Service cost                                               20
     Interest cost                                              21
     Amendments                                                288
                                                             -----

     Benefit obligation at end of year                       $ 329
                                                             =====

Change in Plan Assets:
     Fair value of plan assets at beginning of year          $--
     Actual return on plan assets                             --
     Employer contributions                                   --
     Benefits paid                                            --
                                                             -----

     Fair value of plan assets at end of year                $--
                                                             =====

Accrued SERP Cost Components:
     Funded status (liability) of plan                       $(329)
     Unrecognized net actuarial gain                          --
     Unrecognized prior service cost                           256
     Unrecognized transition obligation                       --
                                                             -----

     Accrued SERP cost at end of year                        $ (73)
                                                             =====

Weighted-Average Plan Assumptions at End of Year:
     Discount rate                                             7.5%
     Expected long-term rate of return on plan assets          7.5

  Net periodic SERP cost included the following components:

                                                              2000
                                                             -----
                                                         (in thousands)

Service cost                                                   $20
Interest cost                                                   21
Expected return on plan assets                                  --
Amortization of prior service cost                              32
Amortization of transition obligation                           --
Recognized net actuarial gain                                   --
                                                             -----
Net periodic pension cost                                      $73
                                                             =====


Other Postretirement Defined Benefit Plans

     The Corporation has postretirement medical and life insurance plans covering substantially all full-time employees who qualify as to age and length of service. The medical plan is contributory, with retiree contributions adjusted whenever medical insurance rates change. The life insurance plan is noncontributory.

     Information concerning the plans, which are unfunded, is as follows:

                                                                      2000          1999
                                                                     -----          -----
                                                                    (dollars in thousands)
Change in Benefit Obligation:
     Benefit obligation at beginning of year                         $ 729          $ 763
     Service cost                                                       29             22
     Interest cost                                                      52             48
     Net actuarial gain                                                (13)           (46)
     Benefits paid                                                     (46)           (58)
                                                                     -----          -----

     Benefit obligation at end of year                               $ 751          $ 729
                                                                     =====          =====

Accrued Postretirement Benefit Cost Components:
     Unrecognized net actuarial gain                                 $(687)         $(652)
     Unrecognized prior service cost                                    49             59
     Unrecognized transition obligation                                243            263
                                                                     -----          -----

     Accrued postretirement benefit cost at end of year              $(395)         $(330)
                                                                     =====          =====

Weighted-Average Plan Assumptions at End of Year:
     Discount rate                                                     7.5%           7.5%
     Annual rate of increase in the cost of medical benefits:
       Current year                                                   10.0           11.0
       Final constant amount                                           6.0            5.0
       Annual decrease                                                 1.0            1.0

     Increasing or decreasing the assumed medical cost trend rate by one percentage point would not have a significant effect on either the postretirement benefit obligation at December 31, 2000 or the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2000.

     Net periodic postretirement benefit cost included the following components:

                                                2000        1999        1998
                                                ----        ----        ----
                                                       (in thousands)
Service cost                                    $ 29        $ 22        $ 19
Interest Cost                                     52          48          47
Amortization of prior service cost                10          10          10
Amortization of transition obligation             20          20          20
Recognized net actuarial loss                    --            4           3
                                                ----        ----        ----

Net periodic postretirement benefit cost        $111        $104        $ 99
                                                ====        ====        ====

Matching Retirement/Savings Plan

     The Corporation has a matching retirement/savings plan which permits eligible employees to make contributions to the plan up to a specified percentage of compensation as defined by the plan. A portion of the employee contributions are matched by the Corporation based on the plan formula. The matching contributions amounted to $117,000 in 2000, $107,000 in 1999 and $96,000 in 1998.

     Carolina Fincorp maintained a 401(k) retirement plan. Upon completion of the merger with Carolina Fincorp in 2000, the plan was rolled into the Corporation's matching retirement/savings plan. The matching contributions for the Carolina Fincorp 401(k) retirement plan amounted to $24,000 in 1999 and $21,000 in 1998.

ESOP and Restricted Stock Plans

     Carolina Fincorp had established an ESOP, or employee stock ownership plan, for the benefit of all qualified employees. Under the terms of the ESOP, shares of Carolina Fincorp common stock, for future allocation to plan participants, were purchased with proceeds from a loan by the parent company with repayments to be made by the subsidiary bank. Under a restricted stock plan for directors, officers and employees, newly issued shares of Carolina Fincorp common stock were awarded to plan participants on a deferred vesting schedule. Compensation expense related to the ESOP and restricted stock plans amonunted to $115,000 in 2000, $231,000 in 1999 and $648,000 in 1998. Upon the change in contol when the merger occurred in 2000, the ESOP plan terminated according to its terms and unvested restricted stock plan shares became fully vested, resulting in $385,000 of merger-related expenses.

Note 12 - Leases

  Future obligations at December 31, 2000 for minimum rentals under noncancellable operating lease commitments, primarily relating to premises, are as follows (in thousands):

         Years ending December 31
         -------------------------
            2001                                              $ 79
            2002                                                17
            2003                                                 8
            2004                                                 3
            2005                                                 3
            2006 and later years                                39
                                                              ----
                    Total minimum lease payments              $149
                                                              ====

     Net rental expense for all operating leases amounted to $87,000 in 2000, $81,000 in 1999 and $73,000 in 1998. One operating lease for real property contains a purchase option considered to approximate fair market value.

Note 13 - Supplementary Income Statement Information

  Significant components of other expense were as follows:

                                                    2000       1999      1998
                                                    ----       ----      ----
                                                        (in thousands)
         Stationery, printing and supplies          $521       $493       $391
         Advertising and marketing                   392        460        411

Note 14 - FNB Corp. (Parent Company) Financial Data

     The Parent Company's principal asset is its investment in the Bank subsidiary, and its principal source of income is dividends from that subsidiary.

     The Parent Company's condensed balance sheets as of December 31, 2000 and 1999, and the related condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2000 are as follows:

Condensed Balance Sheets

                                                                                       December 31
                                                                                   -------------------
                                                                                    2000         1999
                                                                                   -------     -------
                                                                                     (in thousands)
         Assets:
           Cash                                                                    $ 1,718     $ 1,258
           Investment in wholly-owned bank subsidiary                               53,278      50,129
           Other assets                                                                885       1,244
                                                                                   -------     -------

                  Total assets                                                     $55,881     $52,631
                                                                                   =======     =======

         Liabilities and Shareholders' Equity:
           Accrued liabilities                                                     $   759     $   563
           Shareholders' equity                                                     55,122      52,068
                                                                                   -------     -------

                  Total liabilities and shareholders' equity                       $55,881     $52,631
                                                                                   =======     =======

Condensed Statements of Income

                                                                            Years Ended December 31
                                                                        ----------------------------------
                                                                         2000       1999        1998
                                                                        ------     ------      -----------
                                                                                (in thousands)
         Income:
           Dividends from bank subsidiary                                $2,403     $6,554      $1,835
           Other income                                                     139        130         588
                                                                         ------     ------      ------
                           Total income                                   2,542      6,684       2,423
                                                                         ------     ------      ------
         Expenses:
           Operating                                                         89        170         162
           Merger related                                                   146          -           -
                                                                         ------     ------      ------
                           Total expenses                                   235        170         162
                                                                         ------     ------      ------
         Income before income taxes and equity
           in undistributed net income
           of bank subsidiary                                             2,307      6,514       2,261
         Income taxes (benefit)                                              28         (4)        153
                                                                         ------     ------      ------
         Income before equity in undistributed
           net income of bank subsidiary                                  2,279      6,518       2,108

         Equity in undistributed (excess
           of dividends over) net income
           of bank subsidiary                                             1,237       (928)      3,523
                                                                         ------     -------     ------

                           Net income                                    $3,516     $5,590      $5,631
                                                                         ======     ======      ======

Condensed Statements of Cash Flows

                                                         Years Ended December 31
                                                ------------------------------------------
                                                  2000             1999             1998
                                                --------         --------         --------
                                                             (in thousands)
Operating activities:
  Net income                                    $  3,516         $  5,590         $  5,631
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Excess of dividends over (equity) in
      undistributed) net income of
      bank subsidiary                             (1,237)             928           (3,523)
    Other, net                                       407             (582)               6
                                                --------         --------         --------

                  Net cash provided by
                    operating activities           2,686            5,936            2,114
                                                --------         --------         --------

Investing activities:
  Proceeds from sales and maturities of
    available-for-securities                          77             --              7,754
  Other, net                                          64               29             (140)
                                                --------         --------         --------

                  Net cash provided by
                    investing activities             141               29            7,614
                                                --------         --------         --------

Financing activities:
  Increase (decrease) in borrowed funds             --             (3,200)           3,200
  Common stock issued                                203               96              241
  Common stock repurchased                          (105)            (327)            --
  Cash dividends and fractional
    shares paid                                   (2,465)          (2,284)          (1,902)
  Return of capital dividend                        --               --            (11,422)
                                                --------         --------         --------

                  Net cash used in
                    financing activities          (2,367)          (5,715)          (9,883)
                                                --------         --------         --------

Net increase (decrease) in cash                      460              250             (155)

Cash at beginning of year                          1,258            1,366            1,521
Adjustment to conform fiscal periods                --               (358)            --
                                                --------         --------         --------

Cash at end of year                             $  1,718         $  1,258         $  1,366
                                                ========         ========         ========


Note 15 - Capital Adequacy Requirements

     Certain regulatory requirements restrict the lending of funds by the Bank to FNB Corp. and the amount of dividends which can be paid to FNB Corp. In 2001, the maximum amount of dividends the Bank can pay to FNB Corp., without the approval of the Comptroller of the Currency, is $3,546,000 plus an additional amount equal to the retained net income in 2001 up to the date of any dividend declaration.

     The Bank is required to maintain average reserve balances with the Federal Reserve Bank based on a percentage of deposits. For the reserve maintenance period in effect at December 31, 2000, the average daily reserve requirement was $5,540,000.

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

     Regulatory capital amounts and ratios are set forth in the table below. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution's ongoing trading activities. At December 31, 2000, FNB Corp. and the Bank were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital.

     The Bank is well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must meet minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no events or conditions since the notification that management believes have changed the Bank's category.


                                                                                                            Minimum Ratios
                                                                                                      ----------------------------
                                                                                                                    To Be Well
                                                                                                         For       Capitalized
                                                       Capital Amount                Ratio             Capital     Under Prompt
                                                   ---------------------      -------------------      Adequacy     Corrective
                                                    2000          1999         2000         1999       Purposes  Action Provisions
                                                   -------       -------      ------       ------      --------  -----------------
                                                                            (dollars in thousands)
As of December 31
  Total capital (to risk-weighted assets):
    FNB Corp.                                     $59,833        $57,334       15.15%        16.77%        8.00%         N/A
    Bank                                           57,982         55,377       14.69         16.20         8.00         10.00%

  Tier 1 capital (to risk-weighted assets):
    FNB Corp.                                      55,468         54,040       14.05         15.80         4.00          N/A
    Bank                                           53,617         52,083       13.58         15.24         4.00          6.00%

  Tier 1 capital (to average assets):
    FNB Corp.                                      55,468         54,040        9.92         10.53         4.00          N/A
    Bank                                           53,617         52,083        9.58         10.15         4.00          5.00%


Note 16 - Shareholders' Equity

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

                                                               2000            1999           1998
                                                             ---------      ---------       ---------
    Basic EPS denominator - Weighted average number
      of common shares outstanding                           5,035,529      5,022,403       5,043,181
    Dilutive share effect arising from assumed
      exercise of stock options                                 42,408        115,962         144,948
                                                             ---------      ---------       ---------
    Diluted EPS denominator                                  5,077,937      5,138,365       5,188,129
                                                             =========      =========       =========

     For the years 2000 and 1999, there were 323,601 and 96,364 stock options, respectively, that were antidilutive since the exercise price exceeded the average market price. These common stock equivalents were omitted from the calculations of diluted EPS for their respective years. There were no antidilutive stock options in 1998.

Stock Options

     The Corporation adopted a stock compensation plan in 1993 that allows for the granting of incentive and nonqualified stock options to key employees and directors. Under terms of the plan, options are granted at prices equal to the fair market value of the common stock on the date of grant. Options become exercisable after one year in equal, cumulative installments over a five-year period. No option shall expire later than ten years from the date of grant. A maximum of 720,000 shares of common stock has been reserved for issuance under the stock compensation plan. At December 31, 2000, there were 42,850 shares available under the plan for the granting of additional options.

     The Corporation assumed a stock compensation plan in its merger acquistion of Carolina Fincorp in 2000. One grant of incentive and nonqualified stock options was made under the plan in 1999 to key employees and directors at a price equal to fair market value on the date of grant. No additional grants will be made under the plan. The total stock options assumed on April 10, 2000, the date of completion of the merger, amounted to 109,300 shares after adjustment for the exchange ratio in converting from Carolina Fincorp shares to FNB Corp. shares. All unvested options of Carolina Fincorp that were outstanding on April 10, 2000 became immediately vested as a result of a change-in-control provision in the plan that was triggered by the merger. Based on the stock options outstanding at December 31, 2000, a maximum of 102,348 shares of common stock has been reserved for issuance under the stock compensation plan.

     The Corporation applies APB Opinion No. 25 in accounting for stock compensation plans and, accordingly, no compensation cost has been recognized for stock option grants in the consolidated financial statements. As required by Statement of Financial Accounting Standards No. 123, disclosures are presented below for the effect on net income and net income per share that would result from the use of the fair value based method to measure compensation costs related to stock option grants in 1995 and subsequent years.

                                             2000              1999             1998.
                                            ------            ------           ------
                                              (in thousands, except per share data)
         Net Income:
            As reported                     $3,516            $5,590            $5,631
            Pro forma                        3,199             5,346             5,490

         Net Income Per Share:
           Basic:
             As reported                       .70              1.11              1.12
             Pro forma                         .64              1.06              1.09
           Diluted:
             As reported                       .69              1.09              1.09
             Pro forma                         .63              1.04              1.06

     The weighted-average fair value per share of options granted in 2000, 1999 and 1998 amounted to $4.16, $4.21 and $11.17, respectively. Fair values were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                               2000              1999             1998
                                             --------          --------         --------
         Risk-free interest rate               5.00%             6.23%             4.70%
         Dividend yield                        3.50              3.20              1.80
         Volatility                           44.00             41.00             44.00
         Expected life                      6 years           6 years           6 years

     The following is a summary of stock option activity. For comparison purposes, Carolina Fincorp and the Corporation were consolidated using conforming fiscal years.

                                                           Years Ended December 31
                                  ---------------------------------------------------------------------
                                           2000                     1999                  1998
                                  -----------------------  ---------------------  ---------------------
                                                Weighted                Weighted               Weighted
                                                Average                 Average                Average
                                                Exercise                Exercise               Exercise
                                  Shares         Price      Shares       Price     Shares       Price
                                  ------         -----      ------       -----     ------       -----
    Outstanding at
      beginning of year           567,315       $14.25     396,089      $15.53     340,800     $12.93
    Granted                       222,500        11.74     185,070       11.58      71,000      27.00
    Exercised                     (15,355)        9.24      (7,619)      11.29     (14,711)     10.47
    Forfeited                     (46,315)       16.69      (6,225)      19.22      (1,000)     17.50
                                  -------                   -------                -------

    Outstanding at
         end of year              728,145        13.44     567,315       14.25     396,089      15.53
                                  =======                  =======                 =======

    Options exercisable
         at end of year           371,645        12.69     289,359       12.10     151,639      11.37
                                  =======                  =======                 =======

     At December 31, 2000, information concerning stock options outstanding and exercisable is as follows:

                             Options Outstanding
                             -------------------
                                          Weighted
                                           Average
                                          Remaining
         Exercise                        Contractual       Options
          Price            Shares       Life (Years)     Exercisable
          -----            ------       ------------     -----------
         $ 8.13             77,250          3.96            77,250
          12.00             58,700          4.96            58,700
          14.00             72,450          5.96            57,650
          16.00              2,000          6.75             1,200
          17.50             75,600          6.96            45,600
          27.00             59,875          7.96            24,175
           9.82             93,895          8.13            93,895
          14.13             65,875          8.96            13 175
          10.00              1,000          9.58                 -
          11.63              1,000          9.79                 -
          11.75            220,500          9.96                 -
                           -------                         -------
                           728,145          7.71           371,645
                           =======                         =======

Note 17 - Commitments

  In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. At December 31, 2000, a summary of significant commitments is as follows:

         Commitments to extend credit                    $82,959,000
         Standby letters of credit                           782,000

  In management's opinion, these commitments will be funded from normal operations with not more than the normal risk of loss.

Note 18 - Fair Value of Financial Instruments

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

Commitments. The fair value of commitments to extend credit is considered to approximate carrying value, since the large majority of these commitments would result in loans that have variable rates and/or relatively short terms to maturity. For other commitments, generally of a short-term nature, the carrying value is considered to be a reasonable estimate of fair value. The various commitment items are disclosed in Note 17.

         The estimated fair values of financial instruments are as follows:

                                                   December 31, 2000            December 31, 1999
                                                 ----------------------       ----------------------
                                                               Estimated                   Estimated
                                                  Carrying       Fair         Carrying       Fair
                                                   Value        Value           Value        Value
                                                 --------      --------       --------      --------
                                                                    (in thousands)
  Financial Assets
         Cash and cash equivalents              $ 14,202       $ 14,202       $ 21,923      $ 21,923

         Investment securities:
           Available for sale                     73,023         73,023         61,065        61,065

           Held to maturity                       59,361         59,727         58,721        56,953

         Net loans                               391,385        385,698        357,551       349,823

  Financial Liabilities
         Deposits                                472,448        474,656        427,010       428,231

         Retail repurchase agreements             11,201         11,201         10,667        10,667

         Federal Home Loan Bank advances          15,000         15,219         15,000        13,994

         Federal funds purchased                   4,750          4,750          7,735         7,735

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 23, 2001.

                                                FNB Corp.
                                                (Registrant)


                                       By:      /s/ Michael C. Miller
                                                ------------------------------
                                                Michael C. Miller
                                                Chairman and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 23, 2001.

         Signature                                                              Title
         ---------                                                              -----
/s/ Michael C. Miller                                                  Chairman and President
------------------------------------
Michael C. Miller


/s/ Jerry A. Little                                                    Treasurer and Secretary
------------------------------------                                   (Principal Financial and
Jerry A. Little                                                        Accounting Officer)

/s/ James M. Campbell, Jr.                                             Director
---------------------------
James M. Campbell, Jr.


/s/ R. Larry Campbell                                                  Director
---------------------------
R. Larry Campbell


/s/ Darrell L. Frye                                                    Director
------------------------------------
Darrell L. Frye


/s/ Wilbert L. Hancock                                                 Director
------------------------------------
Wilbert L. Hancock


/s/ Thomas A. Jordan                                                   Director
------------------------------------
Thomas A. Jordan

/s/ Cooper M. McLaurin                                                 Director
---------------------------
Cooper M. McLaurin


/s/ R. Reynolds Neely, Jr.                                             Director
---------------------------
R. Reynolds Neely, Jr.


/s/ Richard K. Pugh                                                    Director
------------------------------------
Richard K. Pugh


/s/ J. M. Ramsay III                                                   Director
------------------------------------
J. M. Ramsay III


/s/ Charles W. Stout, M.D.                                             Director
---------------------------
Charles W. Stout, M.D.


/s/ Earlene V. Ward                                                    Director
------------------------------------
Earlene V. Ward


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

   10.10*                           Form of Split Dollar Insurance Agreement dated as of November 1, 1987 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit
                                    19.20 to the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1988.

   10.11*                           Form of Amendment to Split Dollar Insurance Agreement dated as of
                                    November 1, 1994 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 10.11 to the Registrant's Form 10-KSB Annual
                                    Report for the fiscal year ended December 31, 1994.

   10.20*                           Stock Compensation Plan as amended effective May 12, 1998, incorporated herein by reference to Exhibit 10.30 to the Registrant's Form 10-Q
                                    Quarterly Report for the quarter ended June 30, 1998.

   10.21*                           Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant's Stock Compensation Plan, incorporated herein by reference to Exhibit 10.31 to the Registrant's
                                    Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

   10.22*                           Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant's Stock Compensation



                                    Plan, incorporated herein by reference to Exhibit 10.32 to the Registrant's
                                    Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

   10.30*                           Employment Agreement dated as of December 27, 1995 between
                                    First National Bank and Trust Company and Michael C. Miller,
                                    incorporated herein by reference to Exhibit 10.50 to the Registrant's
                                    Form 10-KSB Annual Report for the fiscal year ended December 31, 1995.

   10.31*                           Carolina Fincorp, Inc. Stock Option Plan (assumed by the Registrant on April
                                    10, 2000), incorporated herein by reference to Exhibit 99.1 to the
                                    Registrant's Registration Statement on Form S-8 (File No. 333-54702).

   10.32*                           Employment Agreement dated as of April 10, 2000 between
                                    First National Bank and Trust Company and R. Larry Campbell.

   21                               Subsidiaries of the Registrant.

   23                               Consent of Independent Auditors.
----------------

*Management contract, or compensatory plan or arrangement.