Form 10-Q
period 2001-03-31
FNB CORP/NC
filed 2001-05-15
CIK 764811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  ------------


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

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


The registrant had 5,065,942 shares of $2.50 par value common stock outstanding at May 11, 2001.

                                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            FNB Corp. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                                                  March 31, (unaudited)
                                                              -------------------------------       December 31,
                                                                 2001               2000               2000
                                                              ------------       ------------      -------------
                                                                      (in thousands, except share data)
ASSETS
Cash and due from banks                                       $    12,067        $    14,966        $   14,108
Interest-bearing bank accounts                                          -              6,530                 -
Federal funds sold                                                  5,139                  -                94
Investment securities:
     Available for sale, at estimated fair value
          (amortized cost of $150,574, $64,566 and $73,572)       151,920             61,387             73,023
     Held to maturity (estimated fair value of
          $56,585 and $59,727)                                          -             58,482             59,361
Loans:
     Loans held for sale                                            2,040                100              9,870
     Loans held for investment                                    386,484            376,257            385,867
     Less allowance for loan losses                                (4,351)            (3,449)            (4,352)
                                                              ------------       ------------      -------------
                     Net loans                                    384,173            372,908            391,385
                                                              ------------       ------------      -------------
Premises and equipment, net                                         9,359             10,127              9,596
Other assets                                                       18,733              8,938             18,072
                                                              ------------       ------------      -------------

                     Total Assets                             $   581,391        $   533,338        $   565,639
                                                              ============      =============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand deposits                      $    45,609        $    43,345        $    45,901
     Interest-bearing deposits:
          Demand, savings and money market deposits               130,778            134,654            126,823
          Time deposits of $100,000 or more                       100,023             94,994            101,584
          Other time deposits                                     202,229            174,712            198,140
                                                              ------------       ------------      -------------
                     Total deposits                               478,639            447,705            472,448
Retail repurchase agreements                                       12,585             10,597             11,201
Federal Home Loan Bank advances                                    25,000             15,000             15,000
Federal funds purchased                                                 -              1,550              4,750
Other liabilities                                                   7,655              5,623              7,118
                                                              ------------       ------------      -------------
                     Total Liabilities                            523,879            480,475            510,517
                                                              ------------       ------------      -------------
Shareholders' equity:
     Preferred stock - $10.00 par value;
          authorized 200,000 shares, none issued                        -                  -                  -
     Common stock - $2.50 par value;
          authorized 10,000,000 shares, issued
          shares - 5,065,942, 5,134,322 and 5,059,641              12,665             12,836             12,649
     Surplus                                                        2,885              4,045              2,836
     Retained earnings                                             41,073             40,099             40,000
     ESOP and restricted stock plans                                    -             (2,020)                 -
     Accumulated other comprehensive income (loss)                    889             (2,097)              (363)
                                                              ------------       ------------      -------------
                     Total Shareholders' Equity                    57,512             52,863             55,122
                                                              ------------       ------------      -------------

                     Total Liabilities and
                            Shareholders' Equity              $   581,391        $   533,338        $   565,639
                                                              ============       =============     =============

          See accompanying notes to consolidated financial statements.

                            FNB Corp. and Subsidiary

                      CONSOLIDATED STATEMENTS OF INCOME


                                                                                       Three Months Ended
                                                                                     March 31, (unaudited)
                                                                                 -------------------------------
                                                                                    2001               2000
                                                                                 ------------      -------------
                                                                             (in thousands, except per share data)
Interest Income
     Interest and fees on loans                                                  $     8,551       $      7,898
     Interest and dividends on investment securities:
          Taxable income                                                               1,798              1,561
          Non-taxable income                                                             243                249
     Other interest income                                                                85                106
                                                                                 ------------      -------------
                    Total interest income                                             10,677              9,814
                                                                                 ------------      -------------

Interest Expense
     Deposits                                                                          5,336              4,291
     Retail repurchase agreements                                                        124                113
     Federal Home Loan Bank advances                                                     281                203
     Federal funds purchased                                                              28                 25
                                                                                 ------------      -------------
                    Total interest expense                                             5,769              4,632
                                                                                 ------------      -------------

Net Interest Income                                                                    4,908              5,182
     Provision for loan losses                                                           120                157
                                                                                 ------------      -------------
Net Interest Income After Provision for Loan Losses                                    4,788              5,025
                                                                                 ------------      -------------

Noninterest Income
     Service charges on deposit accounts                                                 581                547
     Annuity and brokerage commissions                                                    61                112
     Cardholder and merchant services income                                             138                109
     Other service charges, commissions and fees                                         192                191
     Bank owned life insurance                                                           157                  -
     Net gain on sales of loans                                                          254                  7
     Other income                                                                         43                127
                                                                                 ------------      -------------
                    Total noninterest income                                           1,426              1,093
                                                                                 ------------      -------------

Noninterest Expense
     Personnel expense                                                                 2,189              2,108
     Net occupancy expense                                                               201                202
     Furniture and equipment expense                                                     356                454
     Data processing services                                                            167                228
     Other expense                                                                       926                956
                                                                                 ------------      -------------
                    Total noninterest expense                                          3,839              3,948
                                                                                 ------------      -------------

Income Before Income Taxes                                                             2,375              2,170
Income taxes                                                                             693                689
                                                                                 ------------      -------------

Net Income                                                                       $      1,682      $      1,481
                                                                                 ============      =============

Net income per common share:
     Basic                                                                       $       .33       $        .30
     Diluted                                                                             .33                .29
                                                                                 ============      =============

Weighted average number of shares outstanding:
     Basic                                                                         5,062,591          5,007,230
     Diluted                                                                       5,141,393          5,095,152
                                                                                 ============      =============

Cash dividends declared per common share                                         $       .12       $        .12
                                                                                 ============      =============

          See accompanying notes to consolidated financial statements.

                            FNB Corp. and Subsidiary

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

        Three Months Ended March 31, 2001 and March 31, 2000 (unaudited)


                                                                                                        ESOP       Accumulated
                                                       Common Stock                                      and          Other
                                                 -------------------------               Retained     Restricted   Comprehensive
                                                   Shares      Amount        Surplus     Earnings     Stock Plans  Income (Loss)
                                                 ----------- ------------  ------------  ----------   ----------  -----------------
                                                                              (in thousands, except share data)
Balance, December 31, 1999                       5,139,520   $    12,849   $   4,131  $    39,158    $    (2,092)  $      (1,978)
Comprehensive income:
     Net income                                          -             -           -        1,481              -               -
     Other comprehensive income:
          Unrealized securities losses,
               net of income tax benefit of $62          -             -           -            -              -            (119)

     Total comprehensive income                          -             -           -            -              -               -

Cash dividends declared                                  -             -           -         (540)             -               -
ESOP and restricted stock plan transactions              -             -          (9)           -             72               -
Common stock issued through:
     Dividend reinvestment plan                          2             -           -            -              -               -
     Stock option plan                               1,500             4          11            -              -               -
Common stock repurchased                            (6,700)          (17)        (88)           -              -               -
                                                 ----------  ------------  ---------  -------------  ------------  ----------------

Balance, March 30, 2000                          5,134,322   $    12,836   $   4,045  $    40,099    $    (2,020)  $      (2,097)
                                                 ==========  ============  ========== ============   ============  ================



Balance, December 31, 2000                       5,059,641   $    12,649   $   2,836  $    40,000    $         - $          (363)
Comprehensive income:
     Net income                                          -             -           -        1,682              -               -
     Other comprehensive income:
          Unrealized securities gains,
               net of income taxes of $643               -             -           -            -              -           1,252

     Total comprehensive income                          -             -           -            -              -               -

Cash dividends declared                                  -             -           -         (609)             -               -
Common stock issued through:
     Stock option plan                               6,301            16          49            -              -               -
                                                 ----------  ------------  ---------  -------------  ------------  ----------------

Balance, March 31, 2001                          5,065,942   $    12,665   $   2,885  $    41,073    $         - $           889
                                                 ==========  ============  =========  =============  ============  ================

                                                     Total
                                                  ------------
Balance, December 31, 1999                         $    52,068
Comprehensive income:
     Net income                                          1,481
     Other comprehensive income:
          Unrealized securities losses,
               net of income tax benefit of $62           (119)
                                                   ------------
     Total comprehensive income                          1,362
                                                   ------------
Cash dividends declared                                   (540)
ESOP and restricted stock plan transactions                 63
Common stock issued through:
     Dividend reinvestment plan                              -
     Stock option plan                                      15
Common stock repurchased                                  (105)
                                                   ------------

Balance, March 30, 2000                            $    52,863
                                                   ============



Balance, December 31, 2000                         $    55,122
Comprehensive income:
     Net income                                          1,682
     Other comprehensive income:
          Unrealized securities gains,
               net of income taxes of $643               1,252
                                                   ------------
     Total comprehensive income                          2,934
                                                   ------------
Cash dividends declared                                   (609)
Common stock issued through:
     Stock option plan                                      65
                                                   ------------

Balance, March 31, 2001                            $    57,512
                                                   ============

          See accompanying notes to consolidated financial statements.

                            FNB Corp. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Three Months Ended
                                                                                              March 31, (unaudited)
                                                                                         -------------------------------
                                                                                            2001               2000
                                                                                         ------------      -------------
                                                                                                 (in thousands)
Operating Activities:
     Net income                                                                          $      1,682      $      1,481
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depreciation and amortization of premises and equipment                                285                381
          Provision for loan losses                                                              120                157
          Deferred income taxes (benefit)                                                         88                (79)
          Deferred loan fees and costs, net                                                      (22)                (3)
          Premium amortization and discount accretion
                 of investment securities, net                                                     5                 15
          ESOP and restricted stock plan expenses                                                  -                 63
          Amortization of intangibles                                                              3                  4
          Net decrease (increase) in loans held for sale                                       7,830                (26)
          Increase in other assets                                                            (1,065)            (1,137)
          Increase in other liabilities                                                          613              1,020
                                                                                         ------------      -------------
                    Net Cash Provided by Operating Activities                                  9,539              1,876
                                                                                         ------------      -------------

Investing Activities:
     Available-for-sale securities:
          Proceeds from maturities and calls                                                  18,336                  -
          Purchases                                                                          (35,971)              (502)
     Held-to-maturity securities:
          Proceeds from maturities and calls                                                       -                528
          Purchases                                                                                -               (303)
     Net increase in loans held for investment                                                  (989)           (15,474)
     Purchases of premises and equipment                                                         (48)              (178)
     Other, net                                                                                    7                (74)
                                                                                         ------------      -------------
                    Net Cash Used in Investing Activities                                    (18,665)           (16,003)
                                                                                         ------------      -------------

Financing Activities:
     Net increase in deposits                                                                  6,191             20,695
     Increase (decrease) in retail repurchase agreements                                       1,384                (70)
     Increase in Federal Home Loan Bank advances                                              10,000                  -
     Decrease in federal funds purchased                                                      (4,750)            (6,185)
     Common stock issued                                                                          65                 15
     Common stock repurchased                                                                      -               (105)
     Cash dividends paid                                                                        (760)              (650)
                                                                                         ------------      -------------
                    Net Cash Provided by Financing Activities                                 12,130             13,700
                                                                                         ------------      -------------

Net Increase (Decrease) in Cash and Cash Equivalents                                           3,004               (427)
Cash and cash equivalents at beginning of period                                              14,202             21,923
                                                                                         ------------      -------------

Cash and Cash Equivalents at End of Period                                               $    17,206       $    21,496
                                                                                         =============    ==============
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest                                                                       $      5,588      $      4,406
          Income taxes                                                                           463                188
     Noncash transactions:
          Transfer of held-to-maturity securities to available-for-sale securities            59,361                  -
          Foreclosed loans transferred to other real estate                                      306                  -
          Unrealized securities gains (losses), net of income taxes                            1,252               (119)

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

         As discussed in Note 3 below, the Corporation in 2000 completed a merger for the acquisition of Carolina Fincorp, Inc. in a transaction accounted for as a pooling of interests. Historical financial information included in these consolidated financial statements has been restated to include the account balances and results of operations of Carolina Fincorp, Inc.

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

4.       Adoption of SFAS No. 133

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

                                                              Securities Transferred
                                                     --------------------------------------------
                                                      Amortized         Estimated        Pretax
                                                        Cost              Fair            Gain
                                                                         Value           (Loss)
                                                     ----------        ----------       ---------
                                                                     (in thousands)
         U.S. Government agencies and
            corporations                              $36,089            $35,759          $(330)
             Mortgage-backed securities                   483                488              5
         State, county and municipal                   19,735             20,352            617
         Other debt securities                          3,054              3,128             74
                                                      -------            -------          -----

                   Total                              $59,361            $59,727          $ 366
                                                      =======            =======          =====

         As of January 1, 2001, the transfer of the securities had a net of tax effect of $242,000 on other comprehensive income.

         On January 1, 2001, the Corporation had no embedded derivative instruments requiring separate accounting treatment and had identified fixed rate conforming loan commitments as its only freestanding derivative instruments. The fair value of these commitments was not material and therefore the adoption of SFAS No. 133 on January 1, 2001, did not have a material impact on the Corporation's consolidated financial statements. The fair value of these commitments at March 31, 2001 was not material to the Corporation's consolidated financial statements.

5.       Earnings Per Share (EPS)

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

                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                ----------------------------
                                                                                   2001             2000
                                                                                ----------       -----------
         Basic EPS denominator - Weighted average
              number of  common shares outstanding                              5,062,591        5,007,230
         Dilutive share effect arising from assumed
              exercise of stock options                                            78,802           87,922
                                                                                -----------      -----------

         Diluted EPS denominator                                                5,141,393        5,095,152
                                                                                =========        =========

6.       Loans


         Loans as presented are reduced by net deferred loan fees of $383,000, $424,000 and $405,000 at March 31, 2001, March 31, 2000 and December
         31, 2000, respectively.

7.       Allowance for Loan Losses

         Changes in the allowance for loan losses were as follows:


                                                                                    Three Months Ended
                                                                                        March 31,
                                                                                --------------------------
                                                                                  2001              2000
                                                                                 ------            ------
                                                                                      (in thousands)
         Balance at beginning of period                                          $4,352           $3,289
         Charge-offs                                                                121               40
         Recoveries                                                                  43               43
                                                                              ---------         --------
                  Net loan charge-offs (recoveries)                                  78               (3)
         Provision for loan losses                                                  120              157
         Allowance adjustment for loans sold                                        (43)               -
                                                                              ---------         --------

         Balance at end of period                                                $4,351           $3,449
                                                                              =========         ========

8.       Supplementary Income Statement Information

         Significant components of other expense were as follows:

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                --------------------------
                                                                                   2001             2000
                                                                                ----------       ---------
                                                                                        (in thousands)

         Stationery, printing and supplies                                         $137             $111
         Advertising and marketing                                                   76              135

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

         In the 2000 fourth quarter, management adopted a balance sheet restructuring project to reduce the level of lower yielding, 1-4 family residential mortgage loans by selling those loans and redeploying the funds in other types of assets, including specific purchases of bank owned life insurance and a more general redeployment to other loan programs and investment securities. 1-4 family residential mortgage loans totaling $20,938,000 were transferred to loans held for sale, and of that amount, $12,199,000 were sold in 2000 and the remainder were sold in the first quarter of 2001. In December 2000, single premium purchases of life insurance amounting to $10,000,000 were recorded as bank owned life insurance in other assets on the consolidated balance sheet. Income relating to the bank owned life insurance is being recorded as noninterest income, while the loans sold had generated interest income. The effective reduction of interest income will tend to lower the net yield on earning assets and net interest spread in future periods. Management believes that the income resulting from the bank owned life insurance, which is not subject to income tax, will produce a greater contribution to net income than did the income from the loans sold.

         The Corporation earned $1,682,000 in the first quarter of 2001, a 13.6% increase over the same period in 2000. Basic earnings per share increased from $.30 to $.33 in comparing these first quarter periods and diluted earnings per share increased from $.29 to $.33. Total assets were $581,391,000 at March 31, 2001, up 9.0% from March 31, 2000 and 2.8% from December 31, 2000. Loans, affected by the balance sheet restructuring project, amounted to $388,524,000 at March 31, 2001, increasing 3.2% from March 31, 2000 and decreasing 1.8% from December 31, 2000. Total deposits grew 6.9% from March 31, 2000 and 1.3% from December 31, 2000 to $478,639,000 at March 31, 2001.

         Largely reflecting the utilization of proceeds from loan sales related to the restructuring project and advances totaling $10,000,000 obtained from the Federal Home Loan Bank in the first quarter of 2001, investment securities, which amounted to $151,920,000 at March 31, 2001, increased $32,051,000 or 26.7%
in the twelve-month period ended March 31, 2001 and $19,536,000 or 14.8% in the first quarter of 2001.

Earnings Review

         The Corporation's net income increased $201,000 or 13.6% in the first quarter of 2001 compared to the same period of 2000. Earnings were positively impacted in the first quarter of 2001 by an increase of $333,000 in noninterest income and by decreases of $109,000 in noninterest expense and $37,000 in the provision for loan losses. These gains were partially offset, however, by a $274,000 or 5.3% decrease in net interest income, which reflected the effects of interest rate declines during the first quarter of 2001 and the balance sheet restructuring project discussed in the "Overview". The interest rate declines, resulting from actions taken by the Federal Reserve, caused a greater reduction in the average yield on earning assets than in the average rate paid on interest-bearing liabilities. As noted in the discussion of the restructuring project, non-taxable income related to bank owned life insurance, which replaced a portion of certain loans sold, is recorded as noninterest income, while income on loans sold was recorded as interest income. Income on bank owned life insurance amounted to $157,000 in the 2001 first quarter. The net gain on loans sold, which amounted to $254,000 in the first quarter of 2001 compared to $7,000 in the same period of 2000, included a $151,000 net gain in 2001 related to loans sold in connection with the restructuring project.

         On an annualized basis, return on average assets increased from 1.13% in the first quarter of 2000 to 1.18% in the first quarter of 2001. Return on average shareholders' equity increased from 11.24% to 11.89% in comparing the same periods.

Net Interest Income

         Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

         Net interest income was $4,908,000 in the first quarter of 2001 compared to $5,182,000 in the same period of 2000. This decrease of $274,000 or 5.3% resulted primarily from a decline in the net yield on earning assets, or net interest margin, from 4.38% in the first quarter of 2000 to 3.88% in the same period of 2001, the effect of which more than offset the benefit of a 7.5% increase in the level of average earning assets. As noted in the "Overview", the level of earning assets was reduced in December 2000 through reinvestment of $10,000,000 of the proceeds from the sale of certain loans in bank owned life insurance, which is included in other assets on the consolidated balance sheet and, accordingly, generates noninterest income rather than interest income. On a taxable equivalent basis, the decrease in net interest income in the first quarter of 2001 was $260,000, reflecting changes in the relative mix of taxable and non-taxable earning assets in each period.

         Table 1 on page 18 sets forth for the periods indicated information with respect to the Corporation's average balances of assets and liabilities, as well as the total dollar amounts of interest income (taxable equivalent basis) from earning assets and interest expense on interest-bearing liabilities, resultant rates earned or paid, net interest income, net interest spread and net yield on earning assets. Net interest spread refers to the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. Net yield on earning assets, or net interest margin, refers to net interest income divided by average earning assets and is influenced by the level and relative mix of earning assets and interest-bearing liabilities. Changes in net interest income on a taxable equivalent basis, as measured by volume and rate variances, are also analyzed in Table 1. Volume refers to the average dollar level of earning assets and interest-bearing liabilities.

         Changes in the net interest margin and net interest spread tend to correlate with movements in the prime rate of interest. There are variations, however, in the degree and timing of rate changes, compared to prime, for the different types of earning assets and interest-bearing liabilities.

         The prime rate of interest has remained in a fairly narrow band in recent years, averaging 9.21%, 7.99% and 8.37% in 2000, 1999 and 1998, respectively. This situation has tended to create a degree of stability in the interest rates both earned and paid by the Bank. Nonetheless, the actual level of the prime rate has changed with some frequency as the Federal Reserve has responded to various economic scenarios. Due to concern about inflationary pressures that appeared to be building in the economy, the Federal Reserve elected to raise the level of interest rates in the third and fourth quarters of 1999, resulting in three 25 basis point increases in the prime rate that increased it from 7.75% to 8.50%, thereby effectively reversing similar rate reductions that had occurred in 1998. Continued concerns about possible inflationary pressures caused the Federal Reserve to further raise the level of interest rates in the first six months of 2000, resulting in two additional 25 basis point increases and one 50 basis point increase in the prime rate that raised it to the 9.50% level. While the Corporation tended to see some improvement in the average total yield on earning assets due to the prime rate increases, the average rate paid on interest-bearing liabilities increased by a greater amount, negatively impacting the net interest margin and net interest spread.

         Due to a general slowdown in the economy that began to be perceived in the 2000 fourth quarter, the Federal Reserve acted to provide a stimulus through a series of interest rate reductions commencing in the 2001 first quarter, resulting in three 50 basis point reductions in the prime rate that lowered it to the 8.00% level at March 31, 2001. This decrease in the prime rate, through the reduction of the average yield on earning assets without a commensurate reduction in the average rate paid on interest bearing liabilities, has tended to negatively impact the net interest margin and net interest spread.

         Following the increases in 1999, the prime rate averaged 8.66% in the first quarter of 2000. The subsequent increase to a 9.50% prime rate followed by reductions in 2001 to the 8.00% level resulted in an average prime rate of 8.75% in the first quarter of 2001. The net interest spread, in comparing first quarter periods, declined by 51 basis points from 3.70% in 2000 to 3.19% in 2001, reflecting the effect of an increase in the average total yield on earning assets that was more than offset by an increase in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets increased by 14 basis points from 8.12% in 2000 to 8.26% in 2001, while the cost of funds increased by 65 basis points from 4.42% to 5.07%.

Provision for Loan Losses

         This provision is the charge against earnings to provide an allowance or reserve for probable losses inherent in the loan portfolio. The amount of each period's charge is affected by several considerations including management's evaluation of various risk factors in determining the adequacy of the allowance (see "Asset Quality"), actual loan loss experience and loan portfolio growth. Earnings were positively impacted the first quarter of 2001 compared to the same period in 2000 by a $37,000 decrease in the provision.

         The allowance for loan losses, as a percentage of loans outstanding and reflecting the restatement of historical information for the merger, amounted to 1.13% at March 31, 2001, .92% at March 31, 2000 and 1.13% at December 31, 2000.
The increase in the allowance percentage from March 31, 2000 to December 31, 2000 resulted largely from the provision component of approximately $450,000 for the second quarter of 2000 to align the credit risk methodologies of FNB Corp. and Carolina Fincorp.

Noninterest Income

         Noninterest income increased $333,000 or 30.5% in the first quarter of 2001 compared to the same period in 2000, reflecting in part the general increase in the volume of business. The increase was primarily due to a $247,000 increase in the net gain on sales of loans and to income of $157,000 on bank owned life insurance. As discussed in the "Overview", a balance sheet restructuring project resulted in single premium purchases of life insurance amounting to $10,000,000 in December 2000. Income resulting from the bank owned life insurance is not subject to income tax. The net gain on sales of loans of $254,000 in the first quarter of 2001 included a $151,000 net gain related to loans sold in connection with the restructuring project. The increase in service charges on deposit accounts was primarily due to the improved fee collection efforts that became effective in 2000 subsequent to the first quarter. The decrease in annuity and brokerage commissions largely related to sales of annuity products. Other income was higher in 2000 due mainly to gains on sales of other real estate.

Noninterest Expense

         Noninterest expense was $109,000 or 2.8% lower in the first quarter of 2001 compared to the same period in 2000, due in part to the successful implementation of synergies following the merger with Carolina Fincorp on April 10, 2000 as discussed in the "Overview". The decrease in furniture and equipment expense was due mainly to the reduction in depreciation expense related to computer networks that became fully depreciated in the third and fourth quarters of 2000. The cost of data processing services was higher in 2000 than in 2001 because of the outside data processing services employed by Richmond Savings until its merger into First National Bank and Trust Company on June 26, 2000. Other expense benefited in 2001 from a $59,000 reduction in advertising and marketing expense.

Income Taxes

         The effective income tax rate decreased from 31.8% in the first quarter of 2000 to 29.2% in the same period of 2001 due principally to a decrease in the ratio of taxable to tax-exempt income.

Liquidity

         Liquidity refers to the continuing ability of the Bank to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to the Parent Company for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from five major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold, (c) lines for the purchase of federal funds from other banks, (d) the $69,700,000 line of credit established at the Federal Home Loan Bank, less existing advances against that line, and (e) the investment securities portfolio, all of which is categorized as available-for-sale securities. All debt securities are of investment grade quality and, if the need arises, can be promptly liquidated on the open market or pledged as collateral for short-term borrowing.

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

         The Bank's balance sheet was liability-sensitive at March 31, 2001. A liability-sensitive position means that in gap measurement periods of one year or less there are more liabilities than assets subject to immediate repricing as market rates change. Because immediately rate sensitive interest-bearing liabilities exceed rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories.
Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

Capital Adequacy

         Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution's ongoing trading activities. At March 31, 2001, FNB Corp. and the Bank were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital. Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%. At March 31, 2001, FNB Corp. and the Bank had total capital ratios of 15.25% and 14.78%, respectively, and Tier 1 capital ratios of 14.16% and 13.69%.

         The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At March 31, 2001, FNB Corp. and the Bank had leverage capital ratios of 9.92% and 9.59%, respectively.

         The Bank is also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, the Bank must have a minimum ratio for total capital of 10.00%, for Tier 1 capital of 6.00% and for leverage capital of 5.00%. As noted above, the Bank met all of those ratio requirements at March 31, 2001 and, accordingly, is well-capitalized under the regulatory framework for prompt corrective action.

Balance Sheet Review

         Total assets at March 31, 2001 were higher than at March 31, 2000 and December 31, 2000 by $48,053,000 or 9.0% and $15,752,000 or 2.8%, respectively;
deposits were ahead by $30,934,000 or 6.9% and $6,191,000 or 1.3%. A portion of the asset growth was funded by advances from the Federal Home Loan Bank which at March 31, 2001 had increased by $10,000,000 or 66.7% compared to both March 31, 2000 and December 31, 2000. The level of funds provided by retail repurchase agreements at March 31, 2001 had increased by $1,988,000 or 18.8% from March 31, 2000 and by $1,384,000 or 12.4% from December 31, 2000. Average assets increased 8.9% in the first quarter of 2001 compared to the same period in 2000, while average deposits increased 7.9%.

Investment Securities

         Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. In general, because the growth in total assets exceeded that for loans during the twelve-month period ended March 31, 2001, the level of investment securities was increased $32,051,000 or 26.7%, with a net increase of $19,536,000 or 14.8% occurring in the first quarter of 2001. This growth in investment securities also relates to certain balance sheet strategies, including a restructuring project that commenced in the 2000 fourth quarter (see "Overview") whereby certain loans were sold with the reinvestment of such funds planned for other asset categories including investment securities. Additionally, the funds obtained from advances totaling $10,000,000 from the Federal Home Loan Bank in the first quarter of 2001 were primarily utilized for the purchase of investment securities. Investable funds not otherwise utilized are temporarily invested on an overnight basis as federal funds sold, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

Loans

         The Corporation's primary source of revenue and largest component of earning assets is the loan portfolio. Loans increased $12,167,000 or 3.2% during the twelve-month period ended March 31, 2001, with a net loan decrease of $7,213,000 or 1.8% occurring in the first quarter of 2001. Average loans were $27,204,000 or 7.4% higher in the first quarter of 2001 than in the same period of 2000. The ratio of average loans to average deposits, in comparing first quarter periods decreased from 83.7% in 2000 to 83.4% in 2001. The ratio of loans to deposits at March 31, 2001 was 81.2%.

         The commercial and agricultural loan portfolio experienced strong gains during both the twelve-month period ended March 31, 2001 and the first quarter of 2001. Otherwise, the level of the loan portfolio has been affected by the balance sheet restructuring project adopted in the 2000 fourth quarter and discussed in the "Overview". The specific aim of the restructuring project was to reduce the level of lower yielding, 1-4 family residential mortgage loans by selling those loans and redeploying the funds in other types of assets, including specific purchases of bank owned life insurance and a more general redeployment to other loan programs and investment securities. 1-4 family residential mortgage loans totaling $20,938,000 were transferred to loans held for sale, and of that amount, $12,199,000 were sold in 2000 and the remainder were sold in the first quarter of 2001. Funds obtained from these sales were primarily redeployed to single premium purchases of life insurance amounting to $10,000,000 in December 2000 and to purchases of investment securities.

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

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                -----------------------------
                                                                                    2001              2000
                                                                                   -------           -------
                                                                                         (in thousands)
         Balance at beginning of period                                            $4,352            $3,289
         Charge-offs                                                                  121                40
         Recoveries                                                                    43                43
                                                                                ---------         ---------
                  Net loan charge-offs (recoveries)                                    78                (3)
         Provision for loan losses                                                    120               157
         Allowance adjustment for loans sold                                          (43)                -
                                                                                ---------         ---------

         Balance at end of period                                                  $4,351            $3,449
                                                                                =========         =========

         At March 31, 2001, the Bank had impaired loans which totaled $808,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $206,000. At March 31, 2001, nonperforming loans were $3,791,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $3,280,000 and $511,000, respectively. At March 31, 2000, nonperforming loans were $2,173,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $1,841,000 and $332,000, respectively.

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

         The Bank's level and mix of deposits has been specifically affected by the following factors. Time deposits, reflecting the effect of promotions for premium-rate certificates of deposit, grew $32,546,000 during the twelve-month period ended March 31, 2001 and $2,528,000 during the first quarter of 2001. Money market deposits also gained, increasing $5,894,000 during the twelve-month period ended March 31, 2001 and $4,659,000 during the first quarter of 2001. Further, the level of time deposits obtained from governmental units fluctuates, amounting to $44,473,000, $46,393,000 and $46,800,000 at March 31, 2001, March
31, 2000 and December 31, 2000, respectively.

Business Development Matters

         As discussed in the "Overview" and in Note 3 to Consolidated Financial Statements, the Corporation completed a merger on April 10, 2000 for the acquisition of Carolina Fincorp, Inc. ("Carolina Fincorp"), holding company for Richmond Savings Bank, Inc., SSB ("Richmond Savings"), headquartered in Rockingham, North Carolina, in a transaction accounted for as a pooling of interests.

         As discussed in the "Overview", management adopted a balance sheet restructuring project in the 2000 fourth quarter that has affected loans and other balance sheet categories in both the 2000 fourth quarter and the 2001 first quarter.

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

                                                                   Securities Transferred
                                                     ---------------------------------------------
                                                      Amortized         Estimated         Pretax
                                                        Cost               Fair             Gain
                                                                          Value            (Loss)
                                                     ----------       ----------        ---------
                                                                     (in thousands)
         U.S. Government agencies and
            corporations                              $36,089            $35,759          $(330)
             Mortgage-backed securities                   483                488              5
         State, county and municipal                   19,735             20,352            617
         Other debt securities                          3,054              3,128             74
                                                      -------            -------          -----

                   Total                              $59,361            $59,727          $ 366
                                                      =======            =======          =====

         As of January 1, 2001, the transfer of the securities had a net of tax effect of $242,000 on other comprehensive income.

         On January 1, 2001, the Corporation had no embedded derivative instruments requiring separate accounting treatment and had identified fixed rate conforming loan commitments as its only freestanding derivative instruments. The fair value of these commitments was not material and therefore the adoption of SFAS No. 133 on January 1, 2001, did not have a material impact on the Corporation's consolidated financial statements. The fair value of these commitments at March 31, 2001 was not material to the Corporation's consolidated financial statements.

         The FASB has issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). This statement replaces SFAS No. 125 ("Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities") and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without consideration. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, based on application of a financial components approach that focuses on control. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 2001. The Corporation adopted SFAS No. 140 on April 1, 2001 with no material impact on the Corporation's consolidated financial statements.

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

Table 1
Average Balances and Net Interest Income Analysis


THREE MONTHS ENDED MARCH 31                                     2001                                                2000
                                             --------------------------------------------       -----------------------------------


                                                                           Average                                      Average
                                                            Interest        Rates                        Interest        Rates
                                               Average       Income/       Earned/         Average        Income/       Earned/
                                               Balance       Expense        Paid           Balance        Expense        Paid
                                             ------------  ------------  ----------  -----------------  ------------  ------------
                                                                                   (Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets
Loans (2) (3)                                $  393,745    $      8,572         8.80 %  $     366,541   $     7,911          8.65 %
Investment securities (2):
     Taxable income                              114,951         1,921          6.69          102,777         1,672          6.51
     Non-taxable income                           19,482           372          7.64           19,963           384          7.70
Other earning assets                               6,366            85          5.42            7,759           106          5.49
                                             ------------  ------------  ------------   --------------  ------------  ------------
          Total earning assets                   534,544        10,950          8.26          497,040        10,073          8.12
                                             ------------  ------------  ------------   --------------  ------------  ------------

Cash and due from banks                           12,615                                       14,852
Other assets, net                                 23,482                                       11,873
                                             ------------                               --------------
          Total Assets                       $  570,641                                 $     523,765
                                             ============                               ==============

Interest-Bearing Liabilities
Interest-bearing deposits:
     Demand deposits                         $    54,698           146          1.08    $      57,535           229          1.60
     Savings deposits                             34,354           170          2.00           36,528           197          2.17
     Money market deposits                        38,118           402          4.28           34,340           329          3.84
     Certificates and other time deposits        300,038         4,618          6.24          263,537         3,536          5.38
Retail repurchase agreements                      11,142           124          4.53           10,942           113          4.15
Federal Home Loan Bank advances                   21,511           281          5.29           15,714           203          5.17
Federal funds purchased                            1,792            28          6.35            1,704            25          5.82
                                             ------------  ------------  ------------   --------------  ------------  ------------
          Total interest-bearing liabilities     461,653         5,769          5.07          420,300         4,632          4.42
                                             ------------  ------------  ------------   --------------  ------------  ------------

Noninterest-bearing demand deposits               45,089                                       45,779
Other liabilities                                  7,313                                        4,963
Shareholders' equity                              56,586                                       52,723
                                             ------------                               --------------
          Total Liabilities and
                 Shareholders' Equity        $  570,641                                 $     523,765
                                             ============                               ==============

Net Interest Income and Spread                             $      5,181         3.19 %                  $     5,441          3.70 %
                                                           ============  ============                   ============  ============

Net Yield on Earning Assets                                                     3.88 %                                       4.38 %
                                                                         ============                                 ============



THREE MONTHS ENDED MARCH 31

                                                           2001 Versus 2000
                                             --------------------------------------------
                                                          Interest Variance
                                                            due to (1)
                                                  ----------------------------         Net
                                                      Volume           Rate           Change
                                                  ------------    ------------   -------------
Earning Assets
Loans (2) (3)                                     $        536    $       125  $         661
Investment securities (2):
     Taxable income                                        202             47            249
     Non-taxable income                                     (9)            (3)           (12)
Other earning assets                                       (20)            (1)           (21)
                                                  ------------    ------------   -------------
          Total earning assets                             709             168           877
                                                  ------------    ------------   -------------

Cash and due from banks
Other assets, net

          Total Assets


Interest-Bearing Liabilities
Interest-bearing deposits:
     Demand deposits                                       (11)           (72)           (83)
     Savings deposits                                      (12)           (15)           (27)
     Money market deposits                                  36             37             73
     Certificates and other time deposits                  503            579          1,082
Retail repurchase agreements                                 2              9             11
Federal Home Loan Bank advances                             73              5             78
Federal funds purchased                                      1              2              3
                                                  ------------    ------------   -------------
          Total interest-bearing liabilities               592            545          1,137
                                                  ------------    ------------   -------------

Noninterest-bearing demand deposits
Other liabilities
Shareholders' equity

          Total Liabilities and
                 Shareholders' Equity


Net Interest Income and Spread                    $        117    $      (377)  $       (260)
                                                  ============    ============   =============

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

         Management does not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis prepared and presented in conjunction with the Form 10-K Annual Report for the fiscal year ended December 31, 2000.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  Exhibits to this report are listed in the index to exhibits on pages 21 and 22 of this report.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended March 31, 2001.


                   -----------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FNB Corp.
                                  (Registrant)


Date: May 14, 2001                      By:      /s/ Jerry A. Little
                                                 -------------------------------
                                                     Jerry A. Little
                                                     Treasurer and Secretary
                                                     (Principal Financial and
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

   10.11* Form of Amendment to Split Dollar Insurance Agreement dated as of November 1, 1994 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 10.11 to the Registrant's Form 10-KSB Annual Report for the fiscal year ended December 31, 1994

   10.20* Stock Compensation Plan as amended effective May 12, 1998, incorporated herein by reference to Exhibit 10.30 the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1998

   10.21* Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant's Stock Compensation Plan, incorporated herein by reference to Exhibit 10.31 to the Registrant's Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

Exhibit No.                               Description of Exhibit
-----------                               ----------------------

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

   10.32* Employment Agreement dated as of April 10, 2000 between First National Bank and Trust Company and R. Larry Campbell, incorporated herein by reference to Exhibit 10.32 to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 2000.


--------------

* Management contract, or compensatory plan or arrangement.

                                                             FNB Corp.
                                                             PO Box 1328
                                                             Asheboro, NC 27203
                                                             May 14, 2001


EDGAR TRANSMISSION
------------------

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC 20549

         Re: FNB Corp.
             File 0-13823
             Form 10-Q for the Quarter Ended March 31, 2001

Gentlemen:

         Enclosed herewith for filing with the Commission is the Quarterly Report on Form 10-Q for the three months ended March 31, 2001, including financial statements, exhibits, and all other papers and documents filed as a part thereof.

                                                        Very truly yours,

                                                        /s/ Jerry A. Little

                                                        Jerry A. Little
                                                        Treasurer and Secretary