Form 10-Q
period 2001-06-30
FNB CORP/NC
filed 2001-08-14
CIK 764811

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 ____________


                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2001

                        Commission File Number 0-13823

                                 ____________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No __
                                         --

The registrant had 5,009,098 shares of $2.50 par value common stock outstanding at August 10, 2001.

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           FNB Corp. and Subsidiary

                          CONSOLIDATED BALANCE SHEETS

                                                                   June 30, (unaudited)             December 31,
                                                              -------------------------------
                                                                 2001               2000               2000
                                                              ------------       ------------      -------------
                                                                     (in thousands, except share data)
ASSETS
Cash and due from banks                                       $    14,189        $    14,833        $    14,108
Interest-bearing bank accounts                                          -                650                  -
Federal funds sold                                                    159                160                 94
Investment securities:
     Available for sale, at estimated fair value
          (amortized cost of $165,619, $65,822 and $73,572)       167,009             62,695             73,023
     Held to maturity (estimated fair value of
          $55,721 and $59,727)                                          -             57,498             59,361
Loans:
     Loans held for sale                                            2,557                473              9,870
     Loans held for investment                                    386,385            386,720            385,867
     Less allowance for loan losses                                (4,353)            (4,012)            (4,352)
                                                              ------------       ------------      -------------
                     Net loans                                    384,589            383,181            391,385
                                                              ------------       ------------      -------------
Premises and equipment, net                                         9,438              9,882              9,596
Other assets                                                       18,663              9,395             18,072
                                                              ------------       ------------      -------------

                     Total Assets                             $   594,047         $  538,294        $   565,639
                                                              ============       ============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand deposits                      $    46,823         $   48,139        $    45,901
     Interest-bearing deposits:
          Demand, savings and money market deposits               131,366            123,604            126,823
          Time deposits of $100,000 or more                       102,102             90,267            101,584
          Other time deposits                                     205,005            188,991            198,140
                                                              ------------       ------------      -------------
                     Total deposits                               485,296            451,001            472,448
Retail repurchase agreements                                       13,635             10,283             11,201
Federal Home Loan Bank advances                                    25,000             15,000             15,000
Federal funds purchased                                             4,375              4,400              4,750
Other liabilities                                                   7,486              5,967              7,118
                                                              ------------       ------------      -------------
                     Total Liabilities                            535,792            486,651            510,517
                                                              ------------       ------------      -------------

Shareholders' equity:
     Preferred stock - $10.00 par value;
          authorized 200,000 shares, none issued                        -                  -                  -
     Common stock - $2.50 par value;
          authorized 10,000,000 shares, issued
          shares - 5,047,292, 5,046,386 and 5,059,641              12,618             12,616             12,649
     Surplus                                                        2,653              2,736              2,836
     Retained earnings                                             42,066             38,355             40,000
     Accumulated other comprehensive income (loss)                    918             (2,064)              (363)
                                                              ------------       ------------      -------------
                     Total Shareholders' Equity                    58,255             51,643             55,122
                                                              ------------       ------------      -------------

                     Total Liabilities and
                            Shareholders' Equity              $   594,047         $  538,294        $   565,639
                                                              ============       ============      =============

         See accompanying notes to consolidated financial statements.

                           FNB Corp. and Subsidiary

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    Three Months Ended                    Six Months Ended
                                                                   June 30, (unaudited)                 June 30, (unaudited)
                                                              -------------------------------      -------------------------------
                                                                 2001               2000               2001               2000
                                                              ------------       ------------      -------------      ------------
                                                                             (in thousands, except per share data)
Interest Income
     Interest and fees on loans                               $     8,053        $     8,391      $      16,604      $     16,289
     Interest and dividends on investment securities:
          Taxable income                                            2,171              1,570              3,969             3,131
          Non-taxable income                                          238                244                481               493
     Other interest income                                             57                125                142               231
                                                              -----------        -----------      -------------      ------------
                    Total interest income                          10,519             10,330             21,196            20,144
                                                              -----------        -----------      -------------      ------------

Interest Expense
     Deposits                                                       5,116              4,657             10,452             8,948
     Retail repurchase agreements                                     119                127                243               240
     Federal Home Loan Bank advances                                  320                202                601               405
     Federal funds purchased                                           10                 27                 38                52
                                                              -----------        -----------      -------------      ------------
                    Total interest expense                          5,565              5,013             11,334             9,645
                                                              -----------        -----------      -------------      ------------

Net Interest Income                                                 4,954              5,317              9,862            10,499
     Provision for loan losses                                        165                835                285               992
                                                              -----------        -----------      -------------      ------------
Net Interest Income After Provision for Loan Losses                 4,789              4,482              9,577             9,507
                                                              -----------        -----------      -------------      ------------

Noninterest Income
     Service charges on deposit accounts                              648                553              1,229             1,100
     Annuity and brokerage commissions                                 53                141                114               253
     Cardholder and merchant services income                          157                133                295               242
     Other service charges, commissions and fees                      173                154                365               345
     Bank owned life insurance                                        159                  -                316                 -
     Net gain on sales of loans                                       175                 15                429                22
     Other income                                                     123                151                166               278
                                                              -----------        -----------      -------------      ------------
                    Total noninterest income                        1,488              1,147              2,914             2,240
                                                              -----------        -----------      -------------      ------------

Noninterest Expense
     Personnel expense                                              2,300              2,247              4,489             4,355
     Net occupancy expense                                            203                207                404               409
     Furniture and equipment expense                                  345                462                701               916
     Data processing services                                         174                277                341               505
     Merger related expenses                                            -              2,796                  -             2,796
     Other expense                                                  1,049                893              1,975             1,849
                                                              -----------        -----------      -------------      ------------
                    Total noninterest expense                       4,071              6,882              7,910            10,830
                                                              -----------        -----------      -------------      ------------

Income (Loss) Before Income Taxes                                   2,206             (1,253)             4,581               917
Income taxes (benefit)                                                608               (278)             1,301               411
                                                              -----------        -----------      -------------      ------------

Net Income (Loss)                                             $     1,598        $      (975)     $       3,280      $        506
                                                              ===========        ===========      =============      ============

Net income (loss) per common share:
     Basic                                                    $       .32        $      (.19)     $         .65      $        .10
     Diluted                                                          .31               (.19)               .64               .10
                                                              ===========        ===========      =============      ============
Weighted average number of shares outstanding:
     Basic                                                      5,062,678          5,027,951          5,062,635         5,017,591
     Diluted                                                    5,133,881          5,027,951          5,137,616         5,075,268
                                                              ===========        ===========      =============      ============

Cash dividends declared per common share                      $       .12        $       .12      $         .24      $        .24
                                                              ===========        ===========      =============      ============

         See accompanying notes to consolidated financial statements.

                            FNB Corp. and Subsidiary

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

          Six Months Ended June 30, 2001 and June 30, 2000 (unaudited)

                                                                                                                    ESOP
                                                             Common Stock                                            and
                                                      ---------------------------                   Retained     Restricted
                                                         Shares        Amount         Surplus       Earnings     Stock Plans
                                                      -------------  ------------   ------------  -------------  ------------
                                                                                       (in thousands, except share data)
Balance, December 31, 1999                               5,139,520   $    12,849    $      4,131  $     39,158   $    (2,092)
Comprehensive income:
     Net income                                                  -             -               -           506             -
     Other comprehensive income:
          Unrealized securities losses,
               net of income tax benefit of $43                  -             -               -             -             -


     Total comprehensive income                                  -             -               -             -             -

Cash dividends declared                                          -             -               -        (1,309)            -
Cash paid for fractional shares in merger                     (122)            -              (1)            -             -
ESOP and restricted stock plan transactions:
     Termination of plans                                  (93,113)         (233)         (1,342)            -        1,9605
     Other transactions                                          -             -             (17)            -          1325
Common stock issued through:
     Dividend reinvestment plan                              4,701            12              39             -             -
     Stock option plan                                       2,100             5              14             -             -
Common stock repurchased                                    (6,700)          (17)            (88)            -             -
                                                      ------------   -----------    ------------  ------------   -----------

Balance, June 30, 2000                                   5,046,386   $    12,616    $      2,736  $     38,355   $         -
                                                      ============   ===========    ============  ============   ===========

Balance, December 31, 2000                               5,059,641   $    12,649    $      2,836  $     40,000   $         -
Comprehensive income:
     Net income                                                  -             -               -         3,280             -
     Other comprehensive income:
          Unrealized securities gains,
               net of income taxes of $659                       -             -               -             -             -
     Total comprehensive income                                  -             -               -             -             -
Cash dividends declared                                          -             -               -        (1,214)            -
Common stock issued through:
     Stock option plan                                       9,551            24              72             -             -
Common stock repurchased                                   (21,900)          (55)           (255)            -             -
                                                      -------------  ------------   ------------  ----------- -  -----------

Balance, June 30, 2001                                   5,047,292   $    12,618    $      2,653  $    42,066    $         -
                                                      ============   ===========    ============ ==============  ===========

                                                         Accumulated
                                                            Other
                                                        Comprehensive
                                                        Income (Loss)        Total
                                                       --------------     -----------
Balance, December 31, 1999                             $       (1,978)    $    52,068
Comprehensive income:
     Net income                                                     -             506
     Other comprehensive income:
          Unrealized securities losses,
               net of income tax benefit of $43                   (86)            (86)
                                                                          -----------
     Total comprehensive income                                     -             420
                                                                          -----------
Cash dividends declared                                             -          (1,309)
Cash paid for fractional shares in merger                           -              (1)
ESOP and restricted stock plan transactions:
     Termination of plans                                           -             385
     Other transactions                                             -             115
Common stock issued through:
     Dividend reinvestment plan                                     -              51
     Stock option plan                                              -              19
Common stock repurchased                                            -            (105)
                                                       --------------     -----------

Balance, June 30, 2000                                 $       (2,064)    $    51,643
                                                       ==============     ===========

         See accompanying notes to consolidated financial statements.

                           FNB Corp. and Subsidiary

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Six Months Ended
                                                                                                June 30, (unaudited)
                                                                                           -------------------------------
                                                                                              2001               2000
                                                                                           ------------      -------------
                                                                                                   (in thousands)
Operating Activities:
     Net income                                                                            $     3,280      $         506
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depreciation and amortization of premises and equipment                                  569                763
          Provision for loan losses                                                                285                992
          Deferred income taxes (benefit)                                                          102               (208)
          Deferred loan fees and costs, net                                                          7                (29)
          Premium amortization and discount accretion
                 of investment securities, net                                                      (1)                28
          ESOP and restricted stock plan expenses                                                   -                 500
          Amortization of intangibles                                                                5                  7
          Net decrease (increase) in loans held for sale                                         7,312               (399)
          Increase in other assets                                                                (536)              (565)
          Increase in other liabilities                                                            417                984
                                                                                           ------------      -------------
                    Net Cash Provided by Operating Activities                                   11,440              2,579
                                                                                           ------------      -------------

Investing Activities:
     Available-for-sale securities:
          Proceeds from maturities and calls                                                    50,277                 -
          Purchases                                                                            (82,950)            (1,759)
     Held-to-maturity securities:
          Proceeds from maturities and calls                                                        -               1,852
          Purchases                                                                                 -                (655)
     Net increase in loans held for investment                                                  (1,407)           (26,425)
     Purchases of premises and equipment                                                          (411)              (705)
     Other, net                                                                                   (129)              (151)
                                                                                           ------------      -------------
                    Net Cash Used in Investing Activities                                      (34,620)           (27,843)
                                                                                           ------------      -------------

Financing Activities:
     Net increase in deposits                                                                   12,848             23,991
     Increase (decrease) in retail repurchase agreements                                         2,434               (384)
     Increase in Federal Home Loan Bank advances                                                10,000                 -
     Decrease in federal funds purchased                                                          (375)            (3,335)
     Common stock issued                                                                            96                 70
     Common stock repurchased                                                                     (310)              (105)
     Cash dividends paid                                                                        (1,367)            (1,253)
                                                                                           ------------      -------------
                    Net Cash Provided by Financing Activities                                   23,326             18,984
                                                                                           ------------      -------------

Net Increase (Decrease) in Cash and Cash Equivalents                                               146             (6,280)
Cash and cash equivalents at beginning of period                                                14,202             21,923
                                                                                           ------------      -------------

Cash and Cash Equivalents at End of Period                                                 $    14,348       $     15,643
                                                                                           ============      =============
Supplemental disclosure of cash flow information: Cash paid during the period for:
          Interest                                                                         $    10,923       $      9,457
          Income taxes                                                                           1,740              1,507
     Noncash transactions:
          Transfer of held-to-maturity securities to available-for-sale securities              59,361                 -
          Foreclosed loans transferred to other real estate                                        626                534
          Unrealized securities gains (losses), net of income taxes                              1,281                (86)

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

     Pursuant to the terms of the merger, each share of Carolina Fincorp common stock was converted into .79 of a share of FNB Corp. common stock, for a total issuance of 1,478,398 FNB Corp. shares. On

     June 26, 2000, Richmond Savings was merged into First National Bank and Trust Company. At March 31, 2000, Carolina Fincorp operated five offices through Richmond Savings and had approximately $125,943,000 in total assets, $108,848,000 in deposits and $16,332,000 in shareholders' equity. Merger-related expenses of $2,796,000 were recorded in the second quarter of 2000. Upon the change in control, the Carolina Fincorp ESOP plan terminated according to its terms and unvested MRP shares became fully vested. Included in merger-related expenses were $385,000 of expense related to the termination of these plans. Additionally, approximately $450,000 of the total provision for loan losses of $835,000 in the 2000 second quarter was related to aligning the credit risk methodologies of FNB Corp. and Carolina Fincorp.

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


                                              Securities Transferred
                                           -----------------------------
                                                      Estimated  Pretax
                                           Amortized    Fair      Gain
                                             Cost       Value    (Loss)
                                           ---------  ---------  -------
                                                  (in thousands)
         U.S. Government agencies and
            corporations                     $36,089    $35,759   $(330)
         Mortgage-backed securities              483        488       5
         State, county and municipal          19,735     20,352     617
         Other debt securities                 3,054      3,128      74
                                             -------    -------   -----

          Total                              $59,361    $59,727   $ 366
                                             =======    =======   =====

     As of January 1, 2001, the transfer of the securities had a net of tax effect of $242,000 on other comprehensive income.

     On January 1, 2001, the Corporation had no embedded derivative instruments requiring separate accounting treatment and had identified fixed rate conforming loan commitments as its only freestanding derivative instruments. The fair value of these commitments was not material and therefore the adoption of SFAS No. 133 on January 1, 2001, did not have a material impact on the Corporation's consolidated financial statements. The fair value of these commitments at June 30, 2001 was not material to the Corporation's consolidated financial statements. The Corporation had no other derivative instruments requiring separate accounting treatment at June 30, 2001

5.   Earnings Per Share (EPS)

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

                                                     Three Months Ended       Six Months Ended
                                                           June 30,               June 30,
                                                    --------------------    --------------------
                                                       2001      2000        2001         2000
                                                    ---------  ---------    ---------  ---------
         Basic EPS denominator - Weighted
               average number of common
               shares outstanding                   5,062,678  5,027,951    5,062,635  5,017,591
         Dilutive share effect arising from
               assumed exercise of stock options
               and unvested MRP shares                 71,203          -       74,981     57,677
                                                    ---------  ---------    ---------  ---------

         Diluted EPS denominator                    5,133,881  5,027,951    5,137,616  5,075,268
                                                    =========  =========    =========  =========

6.   Loans

     Loans as presented are reduced by net deferred loan fees of $412,000, $397,000 and $405,000 at June 30, 2001, June 30, 2000 and December 31,
     2000, respectively.

7. Allowance for Loan Losses Changes in the allowance for loan losses were as follows:

                                                              Three Months Ended       Six Months Ended
                                                                  June 30,                  June 30,
                                                              -------------------      ----------------
                                                                2001       2000           2001     2000
                                                              -------    --------      --------  ------
                                                                             (in thousands)
     Balance at beginning of period                           $4,351       $3,449      $4,352    $3,289
     Charge-offs                                                 194          342         315       383
     Recoveries                                                   31           70          74       113
                                                              ------       ------      ------    ------
       Net loan charge-offs                                      163          272         241       269
     Provision for loan losses                                   165          835         285       992
     Allowance adjustment for loans sold                           -            -         (43)        -
                                                              ------       ------      ------    ------

     Balance at end of period                                 $4,353       $4,012      $4,353    $4,012
                                                              ======       ======      ======    ======

8.   Supplementary Income Statement

     Significant components of other Information expense were as follows:

                                               Three Months Ended       Six Months Ended
                                                     June 30,               June 30,
                                               -------------------      ----------------
                                                2001        2000          2001     2000
                                               -------    --------      --------  ------
                                                              (in thousands)
     Stationary, printing and supplies           $122        $129          $259     $240
     Advertising and marketing                     94         134           170      269

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

Overview

     On April 10, 2000, the Corporation completed a merger for the acquisition of Carolina Fincorp, Inc. ("Carolina Fincorp"), holding company for Richmond Savings Bank, Inc., SSB ("Richmond Savings"), headquartered in Rockingham, North Carolina, in a transaction accounted for as a pooling of interests. Pursuant to the terms of the merger, each share of Carolina Fincorp common stock was converted into .79 of a share of FNB Corp. common stock, for a total issuance of 1,478,398 FNB Corp. shares. On June 26, 2000, Richmond Savings was merged into First National Bank and Trust Company. At March 31, 2000, Carolina Fincorp operated five offices through Richmond Savings and had approximately $125,943,000 in total assets, $108,848,000 in deposits and $16,332,000 in shareholders' equity. Merger-related expenses of $2,796,000 were recorded in the second quarter of 2000. Upon the change in control, the Carolina Fincorp ESOP plan terminated according to its terms and unvested MRP shares became fully vested. Included in merger-related expenses were $385,000 of expense related to the termination of these plans. Additionally, approximately $450,000 of the total provision for loan losses of $835,000 in the 2000 second quarter was related to aligning the credit risk methodologies of FNB Corp. and Carolina Fincorp. Historical financial information included in the consolidated financial statements has been restated to include the account balances and results of operations of Carolina Fincorp.

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

     The Corporation earned $3,280,000 in the first six months of 2001, a 548.2% increase over the same period in 2000. Basic earnings per share increased from $.10 to $.65 in comparing these six-month periods and diluted earnings per share increased from $.10 to $.64. For the 2001 second quarter, there was net income of $1,598,000 compared to a net loss of $975,000 in the 2000 second quarter with basic and diluted earnings per share amounts in 2001 of $.32 and $.31, respectively, compared to basic and diluted loss per share amounts of $.19 each in 2000. Total assets were $594,047,000 at June 30, 2001, up 10.4% from June 30, 2000 and 5.0% from December 31, 2000. Loans, affected by the balance sheet restructuring project, amounted to $388,942,000 at June 30, 2001, increasing 0.5% from June 30, 2000 and decreasing 1.7% from December 31, 2000. Total deposits grew 7.6% from June 30, 2000 and 2.7% from December 31, 2000 to $485,296,000 at June 30, 2001.

     Largely reflecting the utilization of proceeds from loan sales related to the restructuring project and advances totaling $10,000,000 obtained from the Federal Home Loan Bank in the first quarter of 2001, investment securities, which amounted to $167,009,000 at June 30, 2001, increased $46,816,000 or 39.0%
in the twelve-month period ended June 30, 2001 and $34,625,000 or 26.2% in the first six months of 2001.

Earnings Review

     After exclusion of after-tax, merger-related charges of $2,338,000 recorded in the second quarter of 2000 and associated with the merger with Carolina Fincorp as discussed in the "Overview", the Corporation's net income increased $436,000 or 15.3% in the first six months of 2001 compared to the same period of 2000 and increased $235,000 or 17.2% in comparing second quarter periods. Earnings were positively impacted in the first six months of 2001 by an increase of $674,000 in noninterest income and by decreases of $124,000 in noninterest expense and $257,000 in the provision for loan losses. These gains were partially offset, however, by a $637,000 or 6.1% decrease in net interest income, which reflected the effects of interest rate declines during the first six months of 2001 and the balance sheet restructuring project discussed in the "Overview". The interest rate declines, resulting from actions taken by the Federal Reserve, caused a greater reduction in the average yield on earning assets than in the average rate paid on interest-bearing liabilities. As noted in the discussion of the restructuring project, non-taxable income related to bank owned life insurance, which replaced a portion of certain loans sold, is recorded as noninterest income, while income on loans sold was recorded as interest income. Income on bank owned life insurance amounted to $316,000 in the first six months of 2001. The net gain on loans sold, which amounted to $429,000 in the first six months of 2001 compared to $22,000 in the same period of 2000, included a $151,000 net gain in the 2001 first quarter related to loans sold in connection with the restructuring project.

     In comparing the results for second quarter periods, excluding the merger-related charges in similar fashion to the year-to-date comparisons above, the positive impact on 2001 second quarter earnings from an increase of $341,000 in noninterest income and by decreases of $15,000 in noninterest expense and $220,000 in the provision for loan losses was partially offset by a $363,000 or 6.8% decrease in net interest income. Income on bank owned life insurance amounted to $159,000 in the 2001 second quarter, and the net gain on loans sold was $175,000 in the 2001 second quarter compared to $15,000 in the same period of 2000.

     On an annualized basis and excluding the merger-related charges, return on average assets increased from 1.07% in the first six months of 2000 to 1.14% in the first six months of 2001. Return on average shareholders' equity increased from 10.71% to 11.42% in comparing the same periods. In comparing second quarter periods, return on average assets increased from 1.01% to 1.09% and return on average shareholders' equity increased from 10.18% to 10.97%.

Net Interest Income

     Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

     Net interest income was $9,862,000 in the first six months of 2001 compared to $10,499,000 in the same period of 2000. This decrease of $637,000 or 6.1% resulted primarily from a decline in the net yield on earning assets, or net interest margin, from 4.36% in the first six months of 2000 to 3.86% in the same period of 2001, the effect of which more than offset the benefit of a 7.2% increase in the level of average earning assets. As noted in the "Overview", the level of earning assets was reduced in December 2000 through reinvestment of $10,000,000 of the proceeds from the sale of certain loans in bank owned life insurance, which is included in other assets on the consolidated balance sheet and, accordingly, generates noninterest income rather than interest income. In comparing second quarter periods, net interest income decreased $363,000 or 6.8% reflecting a decline in the net interest margin from 4.34% to 3.84% and a 6.8% increase in average earning assets. On a taxable equivalent basis, the decrease in net interest income in the first six months and second quarter of 2001 were $567,000 and $307,000, respectively, reflecting changes in the relative mix of taxable and non-taxable earning assets in each period.

     Table 1 on page 20 and Table 2 on page 21 set forth for the periods indicated information with respect to the Corporation's average balances of assets and liabilities, as well as the total dollar amounts of interest income (taxable equivalent basis) from earning assets and interest expense on interest-bearing liabilities, resultant rates earned or paid, net interest income, net interest spread and net yield on earning assets. Net interest spread refers to the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. Net yield on earning assets, or net interest margin, refers to net interest income divided by average earning assets and is influenced by the level and relative mix of earning assets and interest-bearing liabilities. Changes in net interest income on a taxable equivalent basis, as measured by volume and rate variances, are also analyzed in Tables 1 and 2. Volume refers to the average dollar level of earning assets and interest-bearing liabilities.

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

     Due to a general slowdown in the economy that began to be perceived in the 2000 fourth quarter, the Federal Reserve acted to provide a stimulus through a series of interest rate reductions commencing in the 2001 first quarter, resulting in five 50 basis point reductions and one 25 basis point reduction in the prime rate that lowered it to the 6.75% level at June 30, 2001. This decrease in the prime rate, through the reduction of the average yield on earning assets without a commensurate reduction in the average rate paid on interest bearing liabilities, has tended to negatively impact the net interest margin and net interest spread.

     Following the increases in 1999 and 2000, the prime rate averaged 8.94% in the first six months of 2000. The subsequent prime rate reductions in 2001 resulted in an average prime rate of 8.09% in the first six months of 2001. The prime rate averaged 7.43% in the second quarter of 2001 compared to 9.21% in the 2000 second quarter. The net interest spread, in comparing six-month periods, declined by 46 basis points from 3.65% in 2000 to 3.19% in 2001, reflecting the effect of a decrease in the average total yield on earning assets coupled with an increase in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets decreased by 11 basis points from 8.19% in 2000 to 8.08% in 2001, while the cost of funds increased by 35 basis points from 4.54% to 4.89%. In comparing second quarter periods, the net interest spread declined by 42 basis points from 3.61% to 3.19%, as the yield on earning assets decreased by 35 basis points while the cost of funds increased by 7 basis points.


Provision for Loan Losses

     This provision is the charge against earnings to provide an allowance or reserve for probable losses inherent in the loan portfolio. The amount of each period's charge is affected by several considerations including management's evaluation of various risk factors in determining the adequacy of the allowance (see "Asset Quality"), actual loan loss experience and loan portfolio growth. Earnings were negatively impacted in 2000 by provisions of $992,000 for the first six months and $835,000 for the second quarter compared to 2001 provisions of $285,000 and $165,000, respectively. Approximately $450,000 of the provision for the second quarter of 2000 was merger related as a result of aligning the credit risk metholodogies of FNB Corp. and Carolina Fincorp, while the remainder resulted from additional loan writedowns and charge-offs taken in the same quarter.

     The allowance for loan losses, as a percentage of loans outstanding, amounted to 1.13% at June 30, 2001, 1.04% at June 30, 2000 and 1.13% at December 31, 2000.

Noninterest Income

     Noninterest income for the first six months and second quarter of 2001 increased $674,000 or 30.1% and $341,000 or 29.7%, respectively, compared to the same periods in 2000, reflecting in part the general increase in the volume of business. The increase, in comparing six-month periods, was primarily due to a $407,000 increase in the net gain on sales of loans and to $316,000 of income on bank owned life insurance. Similarly, in comparing second quarter periods, there was a $160,000 increase in the net gain on sales of loans and $159,000 of
income on bank owned life insurance   As discussed in the "Overview", a balance
sheet restructuring project resulted in single premium purchases of life insurance amounting to $10,000,000 in December 2000. Income resulting from the bank owned life insurance is not subject to income tax. The net gain on sales of loans of $254,000 in the first quarter of 2001 included a $151,000 net gain related to loans sold in connection with the restructuring project. The increase in service charges on deposit accounts was primarily due to the improved fee collection efforts that became effective in 2000 subsequent to the first quarter. The decrease in annuity and brokerage commissions was largely related to a decrease in the volume of sales of annuity products. Other income was lower in 2001 due mainly to net losses on sales of other real estate compared to net gains in 2000.

Noninterest Expense

     Excluding merger-related expenses of $2,796,000 recorded in the second quarter of 2000, noninterest expense was $124,000 or 1.5% lower in the first six months of 2001 compared to the same period in 2000 and for the second quarter was $15,000 or 0.4% lower, due in part to the successful implementation of synergies following the merger with Carolina Fincorp on April 10, 2000 as discussed in the "Overview". The decrease in furniture and equipment expense was due mainly to the reduction in depreciation expense related to computer networks that became fully depreciated in the third and fourth quarters of 2000. The cost of data processing services was higher in 2000 than in 2001 because of the outside data processing services employed by Richmond Savings until its merger into First National Bank and Trust Company on June 26, 2000. While benefiting from a reduction in advertising and marketing expense, other expense was negatively impacted in 2001 from increased expenses related to nonperforming assets.

Income Taxes

     The effective income tax rate decreased from 44.8% in the first six months of 2000 to 28.4% in the same period of 2001 due principally to the nondeductibility of certain merger-related expenses in 2000.

Liquidity

     Liquidity refers to the continuing ability of the Bank to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to the Parent Company for payment of dividends, debt service and other operational requirements.
Liquidity is immediately available from five major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold, (c) lines for the purchase of federal funds from other banks, (d) the

$71,200,000 line of credit established at the Federal Home Loan Bank, less existing advances against that line, and (e) the investment securities portfolio, all of which is categorized as available-for-sale securities. All debt securities are of investment grade quality and, if the need arises, can be promptly liquidated on the open market or pledged as collateral for short-term borrowing.

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

Asset/Liability Management and Interest Rate Senstivity

     One of the primary objectives of asset/liability management is to maximize the net interest margin while minimizing the earnings risk associated with changes in interest rates. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps; however, this method addresses only the magnitude of timing differences and does not address earnings or market value. Therefore, management uses an earnings simulation model to prepare, on a regular basis, earnings projections based on a range of interest rate scenarios in order to more accurately measure interest rate risk.

     The Bank's balance sheet was liability-sensitive at June 30, 2001. A liability-sensitive position means that in gap measurement periods of one year or less there are more liabilities than assets subject to immediate repricing as market rates change. Because immediately rate sensitive interest-bearing liabilities exceed rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

Capital Adequacy

     Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution's ongoing trading activities. At June 30, 2001, FNB Corp. and the Bank were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital. Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%. At June 30, 2001, FNB Corp. and the Bank had total capital ratios of 15.22% and 14.64%, respectively, and Tier 1 capital ratios of 14.15% and 13.56%, respectively.

     The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At June 30, 2001, FNB Corp. and the Bank had leverage capital ratios of 9.82% and 9.41%, respectively.

     The Bank is also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, the Bank must have a minimum ratio for total capital of 10.00%, for Tier 1 capital of 6.00% and for leverage capital of 5.00%. As noted above, the Bank met all of those ratio requirements at June 30, 2001 and, accordingly, is well-capitalized under the regulatory framework for prompt corrective action.

Balance Sheet Review

     Total assets at June 30, 2001 were higher than at June 30, 2000 and December 31, 2000 by $55,753,000 or 10.4% and $28,408,000 or 5.0%, respectively;
deposits were ahead by $34,295,000 or 7.6% and $12,848,000 or 2.7%. A portion of the asset growth was funded by advances from the Federal Home Loan Bank which at June 30, 2001 had increased by $10,000,000 or 66.7% compared to both June 30, 2000 and December 31, 2000. The level of funds provided by retail repurchase agreements at June 30, 2001 had increased by $3,352,000 or 32.6% from June 30, 2000 and by $2,434,000 or 21.7%
from December 31, 2000. Average assets increased 8.6% in the first six months of 2001 compared to the same period in 2000, while average deposits increased 6.9%, the second quarter increases being 8.2% and 5.9%, respectively.

Investment Securities

     Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. In general, because the growth in total assets exceeded that for loans during the twelve-month period ended June 30, 2001, the level of investment securities was increased $46,816,000 or 39.0%, with a net increase of $34,625,000 or 26.2% occurring in the first six months of 2001. This growth in investment securities also relates to certain balance sheet strategies, including a restructuring project that commenced in the 2000 fourth quarter (see "Overview") whereby certain loans were sold with the reinvestment of such funds planned for other asset categories including investment securities. Additionally, the funds obtained from advances totaling $10,000,000 from the Federal Home Loan Bank in the first quarter of 2001 were primarily utilized for the purchase of investment securities. Investable funds not otherwise utilized are temporarily invested on an overnight basis as federal funds sold, the level of which is affected by such considerations as near-term loan demand and liquidity needs. Based on funds requirements, the Bank was a net purchaser of funds at June 30, 2001.

Loans

     The Corporation's primary source of revenue and largest component of earning assets is the loan portfolio. Loans increased $1,749,000 or 0.5% during the twelve-month period ended June 30, 2001, with a net loan decrease of $6,795,000 or 1.7% occurring in the first six months of 2001. Average loans were $16,107,000 or 4.3% higher in the first six months of 2001 than in the same period of 2000. The ratio of average loans to average deposits, in comparing six-month periods, decreased from 84.0% in 2000 to 82.0% in 2001. The ratio of loans to deposits at June 30, 2001 was 80.1%.

     The commercial and agricultural loan portfolio experienced strong gains during both the twelve-month period ended June 30, 2001 and the first six months of 2001. Otherwise, the level of the loan portfolio has been affected by the balance sheet restructuring project adopted in the 2000 fourth quarter and discussed in the "Overview". The specific aim of the restructuring project was to reduce the level of lower yielding, 1-4 family residential mortgage loans by selling those loans and redeploying the funds in other types of assets, including specific purchases of bank owned life insurance and a more general redeployment to other loan programs and investment securities. 1-4 family residential mortgage loans totaling $20,938,000 were transferred to loans held for sale, and of that amount, $12,199,000 were sold in 2000 and the remainder were sold in the first quarter of 2001. Funds obtained from these sales were primarily redeployed to single premium purchases of life insurance amounting to $10,000,000 in December 2000 and to purchases of investment securities.

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

     The following table presents an analysis of the changes in the allowance for loan losses.


                                                    Three Months Ended   Six Months Ended
                                                        June 30,             June 30,
                                                    ------------------   -----------------
                                                      2001     2000        2001     2000
                                                    ------- ----------   -------- --------
                                                                (in thousands)
     Balance at beginning of period                 $4,351     $3,449      $4,352   $3,289
     Charge-offs                                       194        342         315      382
     Recoveries                                         31         70          74      113
                                                    ------     ------      ------   ------
       Net loan charge-offs                            163        272         241      269
     Provision for loan losses                         165        835         285      992
     Allowance adjustment for loans sold                 -          -         (43)       -
                                                    ------     ------      ------   ------

     Balance at end of period                       $4,353     $4,012      $4,353   $4,012
                                                    ======     ======      ======   ======

     At June 30, 2001, the Bank had impaired loans that totaled $659,000, of which $621,000 were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $167,000. At June 30, 2001, nonperforming loans were $4,990,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $2,980,000 and $2,010,000, respectively. At June 30, 2000, nonperforming loans were $1,587,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $516,000 and $1,071,000, respectively. The increase in nonperforming loans was primarily due to one large credit well secured by real estate and general economic conditions.

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

     The Bank's level and mix of deposits has been specifically affected by the following factors. Time deposits, reflecting the effect of promotions for premium-rate certificates of deposit, grew $27,849,000 during the twelve-month period ended June 30, 2001 and $7,383,000 during the first six months of 2001. Money market deposits also gained, increasing $9,411,000 during the twelve-month period ended June 30, 2001 and $6,673,000 during the first six months of 2001. Further, the level of time deposits obtained from governmental units fluctuates, amounting to $47,694,000, $38,306,000 and $46,800,000 at June 30, 2001, June 30,
2000 and December 31, 2000, respectively.

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


                                              Securities Transferred
                                           ----------------------------
                                                     Estimated  Pretax
                                           Amorized    Fair      Gain
                                             Cost      Value    (Loss)
                                           --------  ---------  -------
                                                  (in thousands)
         U.S. Government agencies and
            corporations                    $36,089    $35,759   $(330)
             Mortgage-backed securities         483        488       5
         State, county and municipal         19,735     20,352     617
         Other debt securities                3,054      3,128      74
                                            -------    -------   -----

          Total                             $59,361    $59,727   $ 366
                                            =======    =======   =====

     As of January 1, 2001, the transfer of the securities had a net of tax effect of $242,000 on other comprehensive income.

     On January 1, 2001, the Corporation had no embedded derivative instruments requiring separate accounting treatment and had identified fixed rate conforming loan commitments as its only freestanding derivative instruments. The fair value of these commitments was not material and therefore the adoption of SFAS No. 133 on January 1, 2001, did not have a material impact on the Corporation's consolidated financial statements. The fair value of these commitments at June 30, 2001 was not material to the Corporation's consolidated financial statements. The Corporation had no other derivative instruments requiring separate accounting treatment at June 30, 2001.

     The FASB has issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). This statement replaces SFAS No. 125 ("Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities") and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without consideration. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, based on application of a financial components approach that focuses on control. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 2001. The Corporation adopted SFAS No. 140 on April 1, 2001 with no material impact on the Corporation's consolidated financial statements.

     In July 2001, the FASB isssued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Effective January 1, 2002, SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amotized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Also, SFAS No. 142 will require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The adoption of SFAS Nos. 141 and 142 is not expected to have a material impact on the Corporation's consolidated financial statements.


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

Table 1
Average Balances and Net Interest Income Analysis

SIX MONTHS ENDED JUNE 30                                                            2001
                                                                 --------------------------------------------
                                                                                                   Average

                                                                                  Interest          Rates
                                                                   Average         Income/         Earned/

                                                                   Balance         Expense          Paid
                                                                 ------------    ------------    ------------
Earning Assets
Loans (2) (3)                                                    $   390,465     $    16,654            8.58 %
Investment securities (2):
     Taxable income                                                  125,832           4,243            6.74
     Non-taxable income                                               19,369             739            7.63
Other earning assets                                                   5,798             142            4.94
                                                                 ------------    ------------    ------------
          Total earning assets                                       541,464          21,778            8.08
                                                                 ------------    ------------    ------------

Cash and due from banks                                               12,323
Other assets, net                                                     23,846
                                                                 ------------
          Total Assets                                           $   577,633
                                                                 ============

Interest-Bearing Liabilities
Interest-bearing deposits:
     Demand deposits                                             $    54,703             257            0.95
     Savings deposits                                                 34,385             300            1.76
     Money market deposits                                            39,962             772            3.89
     Certificates and other time deposits                            301,763           9,123            6.10
Retail repurchase agreements                                          11,973             243            4.09
Federal Home Loan Bank advances                                       23,265             601            5.22
Federal funds purchased                                                1,308              38            5.84
                                                                 ------------    ------------    ------------
          Total interest-bearing liabilities                         467,359          11,334            4.89
                                                                 ------------    ------------    ------------

Noninterest-bearing demand deposits                                   45,520
Other liabilities                                                      7,335
Shareholders' equity                                                  57,419
                                                                 ------------
          Total Liabilities and
                 Shareholders' Equity                            $   577,633
                                                                 ============

Net Interest Income and Spread                                                   $    10,444            3.19 %
                                                                                 ============    ============

Net Yield on Earning Assets                                                                             3.86 %
                                                                                                 ============

SIX MONTHS ENDED JUNE 30                                                         2000
                                                              -------------------------------------------
                                                                                               Average

                                                                               Interest         Rates
                                                                Average        Income/         Earned/

                                                                Balance        Expense          Paid
                                                              ------------   -------------   ------------
                                                           (Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets
Loans (2) (3)                                                 $   374,358    $     16,314           8.73 %
Investment securities (2):
     Taxable income                                               103,074           3,352           6.50
     Non-taxable income                                            19,815             759           7.67
Other earning assets                                                7,989             231           5.80
                                                              ------------   -------------   ------------
          Total earning assets                                    505,236          20,656           8.19
                                                              ------------   -------------   ------------

Cash and due from banks                                            14,854
Other assets, net                                                  11,983
                                                              ------------
          Total Assets                                        $   532,073
                                                              ============

Interest-Bearing Liabilities
Interest-bearing deposits:
     Demand deposits                                          $    58,061             465           1.60
     Savings deposits                                              36,652             459           2.51
     Money market deposits                                         34,479             688           4.00
     Certificates and other time deposits                         269,350           7,336           5.46
Retail repurchase agreements                                       10,892             240           4.42
Federal Home Loan Bank advances                                    15,357             405           5.29
Federal funds purchased                                             1,668              52           6.31
                                                              ------------   -------------   ------------
          Total interest-bearing liabilities                      426,459           9,645           4.54
                                                              ------------   -------------   ------------

Noninterest-bearing demand deposits                                47,160
Other liabilities                                                   5,320
Shareholders' equity                                               53,134
                                                              ------------
          Total Liabilities and
                 Shareholders' Equity                         $   532,073
                                                              ============

Net Interest Income and Spread                                               $     11,011           3.65 %
                                                                             =============   ============

Net Yield on Earning Assets                                                                         4.36 %
                                                                                             ============

SIX MONTHS ENDED JUNE 30

                                                                              2001 Versus 2000
                                                                --------------------------------------------
                                                                     Interest Variance
                                                                         due to (1)                 Net
                                                                ----------------------------
                                                                   Volume          Rate           Change
                                                                ------------    ------------    ------------
Earning Assets
Loans (2) (3)                                                   $       641     $      (301)    $       340
Investment securities (2):
     Taxable income                                                     763             128             891
     Non-taxable income                                                 (16)             (4)            (20)
Other earning assets                                                    (58)            (31)            (89)
                                                                ------------    ------------    ------------
          Total earning assets                                        1,330            (208)          1,122
                                                                ------------    ------------    ------------

Cash and due from banks
Other assets, net

          Total Assets


Interest-Bearing Liabilities
Interest-bearing deposits:
     Demand deposits                                                    (26)           (182)           (208)
     Savings deposits                                                   (27)           (132)           (159)
     Money market deposits                                              104             (20)             84
     Certificates and other time deposits                               905             882           1,787
Retail repurchase agreements                                             22             (19)              3
Federal Home Loan Bank advances                                         201              (5)            196
Federal funds purchased                                                 (10)             (4)            (14)
                                                                ------------    ------------    ------------
          Total interest-bearing liabilities                          1,169             520           1,689
                                                                ------------    ------------    ------------

Noninterest-bearing demand deposits
Other liabilities
Shareholders' equity

          Total Liabilities and
                 Shareholders' Equity


Net Interest Income and Spread                                  $       161     $      (728)    $      (567)
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

Table 2
Average Balances and Net Interest Income Analysis

THREE MONTHS ENDED JUNE 30                                     2001                                     2000
                                                -------------------------------------  ---------------------------------------
                                                                           Average                                  Average

                                                             Interest       Rates                     Interest       Rates
                                                  Average     Income/      Earned/       Average      Income/       Earned/

                                                  Balance     Expense       Paid         Balance      Expense        Paid
                                                ----------- ------------ ------------  ------------ ------------- ------------
                                                                                  (Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets
Loans (2) (3)                                   $  387,221  $      8,082        8.37 % $  382,175   $      8,403         8.81 %
Investment securities (2):
     Taxable income                                 136,594       2,322         6.80       103,371         1,680         6.50
     Non-taxable income                              19,257         367         7.62        19,667           375         7.63
Other earning assets                                  5,236          57         4.36         8,219           125         6.09
                                                ----------- ------------ ------------  ------------ ------------- ------------
          Total earning assets                      548,308      10,828         7.91       513,432        10,583         8.26
                                                ----------- ------------ ------------  ------------ ------------- ------------

Cash and due from banks                              12,034                                 14,856
Other assets, net                                    24,206                                 12,093
                                                -----------                            ------------
          Total Assets                          $  584,548                             $  540,381
                                                ===========                            ============

Interest-Bearing Liabilities
Interest-bearing deposits:
     Demand deposits                            $    54,708         111         0.82   $    58,587           236         1.61
     Savings deposits                                34,415         130         1.51        36,776           262         2.85
     Money market deposits                           41,786         370         3.55        34,618           359         4.17
     Certificates and other time deposits           303,469       4,505         5.95       275,163         3,800         5.54
Retail repurchase agreements                         12,795         119         3.71        10,842           127         4.70
Federal Home Loan Bank advances                      25,000         320         5.15        15,000           202         5.42
Federal funds purchased                                 829          10         4.74         1,632            27         6.81
                                                ----------- ------------ ------------  ------------ ------------- ------------
          Total interest-bearing liabilities        473,002       5,565         4.72       432,618         5,013         4.65
                                                ----------- ------------ ------------  ------------ ------------- ------------

Noninterest-bearing demand deposits                  45,947                                 48,541
Other liabilities                                     7,356                                  5,677
Shareholders' equity                                 58,243                                 53,545
                                                -----------                            ------------
          Total Liabilities and
                 Shareholders' Equity           $  584,548                             $  540,381
                                                ===========                            ============

Net Interest Income and Spread                              $      5,263        3.19 %              $      5,570         3.61 %
                                                            ============ ============               ============= ============

Net Yield on Earning Assets                                                     3.84 %                                   4.34 %
                                                                         ============                             ============

THREE MONTHS ENDED JUNE 30

                                                             2001 Versus 2000
                                                --------------------------------------------
                                                             Interest Variance
                                                                 due to (1)        Net
                                                ----------------------------
                                                   Volume           Rate           Change
                                                ------------    ------------    ------------
Earning Assets
Loans (2) (3)                                   $        108    $       (429)   $       (321)
Investment securities (2):
     Taxable income                                      562              80             642
     Non-taxable income                                   (8)              -              (8)
Other earning assets                                     (38)            (30)            (68)
                                                ------------    ------------    ------------
          Total earning assets                           624            (379)            245
                                                ------------    ------------    ------------

Cash and due from banks
Other assets, net

          Total Assets


Interest-Bearing Liabilities
Interest-bearing deposits:
     Demand deposits                                     (15)           (110)           (125)
     Savings deposits                                    (16)           (116)           (132)
     Money market deposits                                69             (58)             11
     Certificates and other time deposits                410             295             705
Retail repurchase agreements                              21             (29)             (8)
Federal Home Loan Bank advances                          129             (11)            118
Federal funds purchased                                  (11)             (6)            (17)
                                                ------------    ------------    ------------
          Total interest-bearing liabilities             587             (35)            552
                                                ------------    ------------    ------------

Noninterest-bearing demand deposits
Other liabilities
Shareholders' equity

          Total Liabilities and
                 Shareholders' Equity


Net Interest Income and Spread                  $         37    $       (344)   $       (307)
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

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              Exhibits to this report are listed in the index to exhibits on pages 24 and 25 of this report.

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                        ------------------------------

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FNB Corp.
                                        (Registrant)


Date:  August 14, 2001                  By:  /s/ Jerry A. Little
                                             -------------------
                                             Jerry A. Little
                                             Treasurer and Secretary
                                             (Principal Financial and
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

______________

*  Management contract, or compensatory plan or arrangement.