Form 10-Q
period 2001-09-30
FNB CORP/NC
filed 2001-11-08
CIK 764811

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  ____________


                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2001

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

The registrant had 4,802,312 shares of $2.50 par value common stock outstanding at November 2, 2001.

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           FNB Corp. and Subsidiary

                          CONSOLIDATED BALANCE SHEETS


                                                                                     September 30,  (unaudited)
                                                                                    ---------------------------       December 31,
                                                                                        2001           2000               2000
                                                                                    ------------   ------------       ------------
                                                                                        (in thousands, except share data)
ASSETS
Cash and due from banks                                                               $ 14,092       $ 12,926           $ 14,108
Interest-bearing bank accounts                                                              -              71                 -
Federal funds sold                                                                       5,852             82                 94
Investment securities:
   Available for sale, at estimated fair value
     (amortized cost of $141,679, $65,822 and $73,572)                                 145,093         63,683             73,023
   Held to maturity (estimated fair value of
     $55,962 and $59,727)                                                                   -          56,923             59,361
Loans:
   Loans held for sale                                                                   2,905            243              9,870
   Loans held for investment                                                           392,730        399,823            385,867
   Less allowance for loan losses                                                       (4,422)        (4,169)            (4,352)
                                                                                ----------------  --------------   ---------------
              Net loans                                                                391,213        395,897            391,385
                                                                                ----------------  --------------   ---------------
Premises and equipment, net                                                              9,974          9,644              9,596
Other assets                                                                            18,675          8,909             18,072
                                                                                ----------------  --------------   ---------------
              Total Assets                                                            $584,899       $548,135           $565,639
                                                                                ================  ==============   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand deposits                                                $ 45,543       $ 45,530           $ 45,901
   Interest-bearing deposits:
        Demand, savings and money market deposits                                      137,205        124,370            126,823
        Time deposits of $100,000 or more                                              106,382         98,476            101,584
        Other time deposits                                                            190,486        192,127            198,140
                                                                                ----------------  --------------   ---------------
              Total deposits                                                           479,616        460,503            472,448
Retail repurchase agreements                                                            13,879         10,065             11,201
Federal Home Loan Bank advances                                                         25,000         15,000             15,000
Federal funds purchased                                                                     -           3,200              4,750
Other liabilities                                                                        7,815          6,067              7,118
                                                                                ----------------  --------------   ---------------
              Total Liabilities                                                        526,310        494,835            510,517
                                                                                ----------------  --------------   ---------------

Shareholders' equity:
   Preferred stock - $10.00 par value;
     authorized 200,000 shares, none issued                                                 -              -                  -
   Common stock - $2.50 par value;
     authorized 10,000,000 shares, issued
     shares - 4,912,212, 5,053,529 and 5,059,641                                        12,281         12,634             12,649
   Surplus                                                                                 854          2,786              2,836
   Retained earnings                                                                    43,200         39,292             40,000
   Accumulated other comprehensive income (loss)                                         2,254         (1,412)              (363)
                                                                                ----------------  --------------   ---------------
              Total Shareholders' Equity                                                58,589         53,300             55,122
                                                                                ----------------  --------------   ---------------

              Total Liabilities and
                  Shareholders' Equity                                                $584,899       $548,135           $565,639
                                                                                ================  ==============   ===============

         See accompanying notes to consolidated financial statements.

                           FNB Corp. and Subsidiary

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                            Three Months Ended              Nine Months Ended
                                                                         September 30,  (unaudited)     September 30,  (unaudited)
                                                                       -----------------------------   ----------------------------
                                                                             2001          2000             2001         2000
                                                                       -------------  --------------   ------------  --------------
                                                                                     (in thousands, except per share data)
Interest Income
   Interest and fees on loans                                          $      7,807   $       8,885    $    24,411   $      25,174
   Interest and dividends on investment securities:
      Taxable income                                                          2,202           1,579          6,171           4,710
      Non-taxable income                                                        235             242            716             735
   Other interest income                                                         25              28            167             259
                                                                       -------------  --------------   ------------  --------------
          Total interest income                                              10,269          10,734         31,465          30,878
                                                                       -------------  --------------   ------------  --------------
Interest Expense
   Deposits                                                                   4,580           5,088         15,032          14,036
   Retail repurchase agreements                                                 103             137            346             377
   Federal Home Loan Bank advances                                              325             205            926             610
   Federal funds purchased                                                        7              15             45              67
                                                                       -------------  --------------   ------------  --------------
          Total interest expense                                              5,015           5,445         16,349          15,090
                                                                       -------------  --------------   ------------  --------------

Net Interest Income                                                           5,254           5,289         15,116          15,788
   Provision for loan losses                                                    205             160            490           1,152
                                                                       -------------  --------------   ------------  --------------
Net Interest Income After Provision for Loan Losses                           5,049           5,129         14,626          14,636
                                                                       -------------  --------------   ------------  --------------

Noninterest Income
   Service charges on deposit accounts                                          644             550          1,873           1,650
   Annuity and brokerage commissions                                             61              87            175             340
   Cardholder and merchant services income                                      146             131            441             373
   Other service charges, commissions and fees                                  172             163            537             508
   Bank owned life insurance                                                    161              -             477              -
   Net gain on sales of loans                                                   235              27            664              49
   Other income                                                                  34             112            200             390
                                                                       -------------  --------------   ------------  --------------
          Total noninterest income                                            1,453           1,070          4,367           3,310
                                                                       -------------  --------------   ------------  --------------
Noninterest Expense
   Personnel expense                                                          2,294           2,165          6,783           6,520
   Net occupancy expense                                                        217             230            621             639
   Furniture and equipment expense                                              365             442          1,066           1,358
   Data processing services                                                     188             159            529             664
   Merger related expenses                                                       -               -              -            2,796
   Other expense                                                              1,033             961          3,008           2,810
                                                                       -------------  --------------   ------------  --------------
          Total noninterest expense                                           4,097           3,957         12,007          14,787
                                                                       -------------  --------------   ------------  --------------

Income Before Income Taxes                                                    2,405           2,242          6,986           3,159
Income taxes                                                                    685             698          1,986           1,109
                                                                       -------------  --------------   ------------  --------------
Net Income                                                             $      1,720   $       1,544    $     5,000   $       2,050
                                                                       =============  ==============   ============  ==============
Net income per common share:
   Basic                                                               $        .34   $         .31    $       .99   $         .41
   Diluted                                                                      .34             .30            .97             .40
                                                                       =============  ==============   ============  ==============
Weighted average number of shares outstanding:
   Basic                                                                  5,009,017       5,049,303      5,044,566       5,028,238
   Diluted                                                                5,117,112       5,069,131      5,130,706       5,073,207
                                                                       =============  ==============   ============  ==============

Cash dividends declared per common share                               $        .12   $         .12    $       .36   $         .36
                                                                       =============  ==============   ============  ==============


         See accompanying notes to consolidated financial statements.

                           FNB Corp. and Subsidiary

   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

    Nine Months Ended September 30, 2001 and September 30, 2000 (unaudited)

                                                                                     ESOP        Accumulated
                                      Common Stock                                   and            Other
                                 ----------------------               Retained    Restricted    Comprehensive
                                   Shares       Amounts    Surplus    Earnings    Stock Plans   Income (Loss)    Total
                                 ----------     -------    -------    --------    -----------   ------------    -------
                                                        (in thousands, except share data)

Balance, December 31, 1999       5,139,520      $12,849    $ 4,131    $ 39,158       $ (2,092)    $ (1,978)     $52,068

Comprehensive income:
  Net income                            -             -         -        2,050              -           -         2,050
  Other comprehensive income:
    Unrealized securities gains,
     net of income tax benefit
     of $654                            -             -         -            -              -          566          566
                                                                                                                -------
  Total comprehensive income            -             -         -            -              -           -         2,616
                                                                                                                -------
Cash dividends declared                 -             -         -        (1,916)            -           -        (1,916)

Cash paid for fractional shares
 in merger                            (122)           -         (1)          -              -           -            (1)
ESOP and restricted stock plan
 transactions:
  Termination of plans             (93,113)         (233)    (1,342)         -           1,960          -           385
  Other transactions                    -             -         (17)         -             132          -           115
Common stock issued through:
  Dividend reinvestment plan         4,701            12         39          -              -           -            51
  Stock option plan                  9,243            23         64          -              -           -            87
Common stock repurchased            (6,700)          (17)       (88)         -              -           -          (105)
                                 ---------       -------    -------     --------       --------    --------     -------

Balance, September 30, 2000      5,053,529       $12,634    $ 2,786     $ 39,292       $    -      $ (1,412)    $53,300
                                 =========       =======    =======     ========       =========   ========     =======



Balance, December 31, 2000
Comprehensive income:            5,059,641       $12,649    $ 2,836      $40,000       $    -       $  (363)    $55,122
  Net income                            -             -          -         5,000            -            -        5,000
  Other comprehensive income:
    Unrealized securities gains,
     net of income taxes
     of $1,346                          -             -          -            -             -         2,617       2,617
                                                                                                                -------
  Total comprehensive income            -             -          -            -             -            -        7,617
                                                                                                                -------
Cash dividends declared                 -             -          -        (1,800)           -            -       (1,800)

Common stock issued through:
  Stock option plan                 24,461            61        174           -             -            -          235
Common stock repurchased          (171,890)         (429)    (2,156)          -             -            -       (2,585)
                                 ---------       -------    -------     --------       --------    --------     -------

Balance, September 30, 2001      4,912,212        12,28     $   854      $43,200    $       -       $ 2,254     $58,589
                                 =========       =======    =======     ========       =========   ========     =======



         See accompanying notes to consolidated financial statements.

                           FNB Corp. and Subsidiary

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Nine Months Ended
                                                       September 30, (unaudited)
                                                       -------------------------
                                                          2001            2000
                                                       -------------------------
                                                             (in thousands)
Operating Activities:
 Net income                                            $   5,000       $  2,050
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization of premises
   and equipment                                             856          1,145
  Provision for loan losses                                  490          1,152
  Deferred income taxes (benefit)                             31           (281)
  Deferred loan fees and costs, net                           65             18
  Premium amortization and discount accretion
   of investment securities, net                              (6)            38
  ESOP and restricted stock plan expenses                      -            500
  Amortization of intangibles                                  7             11
  Net decrease (increase) in loans held for sale           6,965           (169)
  Increase in other assets                                (1,221)        (1,170)
  Increase in other liabilities                              142          1,084
                                                       ---------       --------
    Net Cash Provided by Operating Activities             12,329          4,378
                                                       ---------       --------
Investing Activities:
 Available-for-sale securities:
  Proceeds from sales                                          -             77
  Proceeds from maturities and calls                      96,723              -
  Purchases                                             (105,452)        (1,761)
 Held-to-maturity securities:
  Proceeds from maturities and calls                           -          2,418
  Purchases                                                    -           (655)
 Net increase in loans held for investment                (7,949)       (39,079)
 Purchases of premises and equipment                      (1,234)          (622)
 Other, net                                                  552           (129)
                                                       ---------       --------
    Net Cash Used in Investing Activities                (17,360)       (39,751)
                                                       ---------       --------

Financing Activities:
 Net increase in deposits                                  7,168         33,493
 Increase (decrease) in retail repurchase agreements       2,678           (602)
 Increase in Federal Home Loan Bank advances              10,000              -
 Decrease in federal funds purchased                      (4,750)        (4,535)
 Common stock issued                                         235            138
 Common stock repurchased                                 (2,585)          (105)
 Cash dividends paid                                      (1,973)        (1,860)
                                                       ---------       --------
    Net Cash Provided by Financing Activities             10,773         26,529
                                                       ---------       --------

Net Increase (Decrease) in Cash and Cash Equivalents       5,742         (8,844)
Cash and cash equivalents at beginning of period          14,202         21,923
                                                       ---------       --------
Cash and Cash Equivalents at End of Period             $  19,944       $ 13,079
                                                       =========       ========
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest                                             $  16,609       $ 14,582
  Income taxes                                             2,195          1,448
 Noncash transactions:
  Transfer of held-to-maturity securities to
   available-for-sale securities                          59,361              -
  Foreclosed loans transferred to other real estate          626          1,173
  Unrealized securities gains, net of income taxes         2,617            566

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

    The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

4.  Adoption of SFAS No. 133

    On January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as further amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" (collectively referred to as "SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. As permitted by SFAS No. 133, on January 1, 2001, the Corporation transferred all of its securities from the held-to-maturity portfolio to the available-for-sale portfolio as follows:

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

     On January 1, 2001, the Corporation had no embedded derivative instruments requiring separate accounting treatment and had identified fixed rate conforming loan commitments as its only freestanding derivative instruments. The fair value of these commitments was not material and therefore the adoption of SFAS No. 133 on January 1, 2001, did not have a material impact on the Corporation's consolidated financial statements.
     The fair value of these commitments at September 30, 2001 was not material to the Corporation's consolidated financial statements. The Corporation had no other derivative instruments requiring separate accounting treatment at September 30, 2001.

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

                                                       Three Months Ended        Nine Months Ended
                                                           September 30,             September 30,
                                                    ------------------------  ------------------------
                                                      2001           2000       2001           2000
                                                    ---------      ---------  ---------      ---------
         Basic EPS denominator - Weighted
           average number of common
           shares outstanding                       5,009,017      5,049,303  5,044,566      5,028,238
         Dilutive share effect arising from
           assumed exercise of stock options
           and unvested MRP shares                    108,095         19,828     86,140         44,969
                                                    ---------      ---------  ---------      ---------
          Diluted EPS denominator                   5,117,112      5,069,131  5,130,706      5,073,207
                                                    =========      =========  =========      =========

6.   Loans

     Loans as presented are reduced by net deferred loan fees of $470,000, $445,000 and $405,000 at September 30, 2001, September 30, 2000 and
     December 31, 2000, respectively.

7.   Allowance for Loan Losses

     Changes in the allowance for loan losses were as follows:

                                                       Three Months Ended        Nine Months Ended
                                                           September 30,             September 30,
                                                    ------------------------  ------------------------
                                                      2001           2000       2001           2000
                                                    ---------      ---------  ---------      ---------
                                                                      (in thousands)

         Balance at beginning of period              $4,353        $4,012      $4,352         $3,289
         Charge-offs                                    166           106         481            488
         Recoveries                                      30           103         104            216
                                                     ------        ------      ------         ------
             Net loan charge-offs                       136             3         377            272
         Provision for loan losses                      205           160         490          1,152
         Allowance adjustment for loans sold              -             -         (43)             -
                                                     ------        ------      ------         ------
         Balance at end of period                    $4,422         4,169      $4,422         $4,169
                                                     ======        ======      ======         ======

8.   Supplementary Income Statement Information

     Significant components of other expense were as follows:

                                                       Three Months Ended        Nine Months Ended
                                                           September 30,             September 30,
                                                    ------------------------  ------------------------
                                                      2001           2000       2001           2000
                                                    ---------      ---------  ---------      ---------
                                                                      (in thousands)
     Stationery, printing and supplies                $126           $145       $385           $385
     Advertising and marketing                          84             66        254            335

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

     The Corporation earned $5,000,000 in the first nine months of 2001, a 143.9% increase over the same period in 2000. Basic earnings per share increased from $.41 to $.99 in comparing these nine-month periods and diluted earnings per share increased from $.40 to $.97. For the 2001 third quarter, earnings amounted to $1,720,000, which represents a 11.4% increase from the 2000 third quarter and a gain in basic earnings per share from $.31 to $.34 and in diluted earnings per share from $.30 to $.34. Total assets were $584,899,000 at September 30, 2001, up 6.7% from September 30, 2000 and 3.4% from December 31, 2000. Loans, affected by the balance sheet restructuring project, amounted to $395,635,000 at September 30, 2001, decreasing 1.1% from September 30, 2000 and 0.03% from December 31, 2000. Total deposits grew 4.2% from September 30, 2000 and 1.5% from December 31, 2000 to $479,616,000 at
September 30, 2001.

     Largely reflecting the utilization of proceeds from loan sales related to the restructuring project and advances totaling $10,000,000 obtained from the Federal Home Loan Bank in the first quarter of 2001, investment securities, which amounted to $145,093,000 at September 30, 2001, increased $24,487,000 or 20.3% in the twelve-month period ended September 30, 2001 and $12,709,000 or 9.6% in the first nine months of 2001.

Earnings Review

     After exclusion of after-tax, merger-related charges of $2,338,000 recorded in the second quarter of 2000 and associated with the merger with Carolina Fincorp as discussed in the "Overview", the Corporation's net income increased $612,000 or 13.9% in the first nine months of 2001 compared to the same period of 2000 and increased $176,000 or 11.4% in comparing third quarter periods. Earnings were positively impacted in the first nine months of 2001 by a $1,057,000 increase in noninterest income and by a $212,000 decrease in the provision for loan losses. These gains were partially offset, however, by a $16,000 increase in noninterest expense and by a $672,000 or 4.3% decrease in net interest income, which reflected the effects of interest rate declines during the first nine months of 2001 and the balance sheet restructuring project discussed in the "Overview". The interest rate declines, resulting from actions taken by the Federal Reserve, caused a greater reduction in the average yield on earning assets than in the average rate paid on interest-bearing liabilities.
As noted in the discussion of the restructuring project, non-taxable income related to bank owned life insurance, which replaced a portion of certain loans sold, is recorded as noninterest income, while income on loans sold was recorded as interest income. Income on bank owned life insurance amounted to $477,000 in the first nine months of 2001. The net gain on loans sold, which amounted to $664,000 in the first nine months of 2001 compared to $49,000 in the same period of 2000, included a $151,000 net gain in the 2001 first quarter related to loans sold in connection with the restructuring project.

     In comparing the results for third quarter periods, the positive impact on 2001 third quarter earnings from an increase of $383,000 in noninterest income was partially offset by increases of $140,000 in noninterest expense and $45,000 in the provision for loan losses and by a $35,000 or 0.7% decrease in net interest income. The relative improvement in the level of net interest income in the 2001 third quarter compared to the results of the first nine months of 2001 reflects significant progress made in lowering the cost of deposits.
Income on bank owned life insurance amounted to $161,000 in the 2001 third quarter, and the net gain on loans sold was $235,000 in the 2001 third quarter compared to $27,000 in the same period of 2000.

     On an annualized basis and excluding the merger-related charges, return on average assets increased from 1.09% in the first nine months of 2000 to 1.15% in the first nine months of 2001. Return on average shareholders' equity increased from 11.04% to 11.52% in comparing the same periods. In comparing third quarter periods, return on average assets increased from 1.14% to 1.17% and return on average shareholders' equity decreased from 11.71% to 11.70%.

Net Interest Income

     Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

     Net interest income was $15,116,000 in the first nine months of 2001 compared to $15,788,000 in the same period of 2000. This decrease of $672,000 or 4.3% resulted primarily from a decline in the net yield on earning assets, or net interest margin, from 4.34% in the first nine months of 2000 to 3.93% in the same period of 2001, the effect of which more than offset the benefit of a 6.9% increase in the level of average earning assets. As noted in the "Overview", the level of earning assets was reduced in December 2000 through reinvestment of $10,000,000 of the proceeds from the sale of certain loans in bank owned life insurance, which is included in other assets on the consolidated balance sheet and, accordingly, generates noninterest income rather than interest income. In comparing third quarter periods, net interest income decreased only $35,000 or 0.7% reflecting a decline in the net interest margin from 4.29% to 4.05% and a 6.3% increase in average earning assets. Significant progress was made in lowering the cost of deposits in the 2001 third quarter, such that the net interest margin for that period of 4.05% exceeded the net interest margin recorded for the first nine months of 2001 of 3.93%. On a taxable equivalent basis, there was a $539,000 decrease in net interest income in the first nine months of 2001 and a $28,000 increase in the third quarter, reflecting changes in the relative mix of taxable and non-taxable earning assets in each period.

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

     Due to a general slowdown in the economy that began to be perceived in the 2000 fourth quarter, the Federal Reserve acted to provide a stimulus through a series of interest rate reductions commencing in the 2001 first quarter, resulting in six 50 basis point reductions and two 25 basis point reduction in the prime rate that lowered it to the 6.00% level at September 30, 2001. This decrease in the prime rate, through the reduction of the average yield on earning assets without a commensurate reduction in the average rate paid on interest bearing liabilities, has tended to negatively impact the net interest margin and net interest spread.

     Following the increases in 1999 and 2000, the prime rate averaged 9.12% in the first nine months of 2000. The subsequent prime rate reductions in 2001 resulted in an average prime rate of 7.61% in the first nine months of 2001.
The prime rate averaged 6.64% in the third quarter of 2001 compared to 9.50% in the 2000 third quarter. The net interest spread, in comparing nine-month periods, declined by 32 basis points from 3.61% in 2000 to 3.29% in 2001, reflecting the effect of a decrease in the average total yield on earning assets that was only slightly offset by a decrease in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets decreased by 35 basis points from 8.29% in 2000 to 7.94% in 2001, while the cost of funds decreased by 3 basis points from 4.68% to 4.65%. In comparing third quarter periods, the net interest spread declined by only 4 basis points from 3.53% to 3.49%, as the yield on earning assets decreased by 79 basis points while the cost of funds, which was positively affected the siginificant progress made in lowering the cost of deposits in the 2001 third quarter, decreased by 75 basis points.

Provision for Loan Losses

     This provision is the charge against earnings to provide an allowance or reserve for probable losses inherent in the loan portfolio. The amount of each period's charge is affected by several considerations including management's evaluation of various risk factors in determining the adequacy of the allowance (see "Asset Quality"), actual loan loss experience and loan portfolio growth. Earnings were negatively impacted in the first nine months of 2000 by a $1,152,000 provision for loan losses compared to a $490,000 provision in the same period of 2001. Of the total 2000 provision, $835,000 was recorded in the second quarter, which amount included approximately $450,000 that was merger related as a result of aligning the credit risk metholodogies of FNB Corp. and Carolina Fincorp, while the remainder resulted from increases in historical charge-off trends. In comparing third quarter periods, the provision amounted to $205,000 in 2001 and $160,000 in 2000.

     The allowance for loan losses, as a percentage of loans outstanding, amounted to 1.13% at September 30, 2001, 1.04% at September 30, 2000 and 1.13% at December 31, 2000.

Noninterest Income

     Noninterest income for the first nine months and third quarter of 2001 increased $1,057,000 or 31.9% and $383,000 or 35.8%, respectively, compared to the same periods in 2000, reflecting in part the general increase in the volume of business. The increase, in comparing nine-month periods, was primarily due to a $615,000 increase in the net gain on sales of loans and to $477,000 of income on bank owned life insurance. Similarly, in comparing third quarter periods, there was a $208,000 increase in the net gain on sales of loans and $161,000 of income on bank owned life insurance As discussed in the "Overview", a balance sheet restructuring project resulted in single premium purchases of life insurance amounting to $10,000,000 in December 2000. Income resulting from the bank owned life insurance is not subject to income tax. The net gain on sales of loans of $254,000 in the first quarter of 2001 included a $151,000 net gain related to loans sold in connection with the restructuring project. The increase in service charges on deposit accounts was primarily due to the improved fee collection efforts that became effective in 2000 subsequent to the first quarter. The decrease in annuity and brokerage commissions was largely related to a decrease in the volume of sales of annuity products. Other income was lower in 2001 due mainly to net losses on sales of other real estate compared to net gains in 2000.

Noninterest Expense

     Excluding merger-related expenses of $2,796,000 recorded in the second quarter of 2000, noninterest expense was $16,000 or 0.1% higher in the first nine months of 2001 compared to the same period in 2000 and for the third quarter was $140,000 or 3.5% higher. The nominal increase in the level of noninterest expense in 2001 reflects in part the successful implementation of synergies following the merger with Carolina Fincorp on April 10, 2000 as discussed in the "Overview". The decrease in furniture and equipment expense was due mainly to the reduction in depreciation expense related to computer networks that became fully depreciated in the third and fourth quarters of 2000. The cost of data processing services was higher in the first nine months of 2000 than in the same period of 2001 because of the outside data processing services employed by Richmond Savings until its merger into First National Bank and Trust Company on June 26, 2000. While benefiting from a reduction in advertising and marketing expense, other expense was negatively impacted in 2001 from increased expenses related to nonperforming assets.

Income Taxes

     The effective income tax rate decreased from 35.1% in the first nine months of 2000 to 28.4% in the same period of 2001 due principally to the nondeductibility of certain merger-related expenses in 2000.

Liquidity

     Liquidity refers to the continuing ability of the Bank to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to the Parent Company for payment of dividends, debt service and other operational requirements.
Liquidity is immediately available from five major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold, (c) lines for the purchase of federal funds from other banks, (d) the $70,100,000 line of credit established at the Federal Home Loan Bank, less existing advances against that line, and (e) the investment securities portfolio, all of which is categorized as available-for-sale securities. All debt securities are of investment grade quality and, if the need arises, can be promptly liquidated on the open market or pledged as collateral for short-term borrowing.

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

     The Bank's balance sheet was liability-sensitive at September 30, 2001. A liability-sensitive position means that in gap measurement periods of one year or less there are more liabilities than assets subject to immediate repricing as market rates change. Because immediately rate sensitive interest-bearing liabilities exceed rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

Capital Adequacy

     Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution's ongoing trading activities. At September 30, 2001, FNB Corp. and the Bank were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital. Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%. At September 30, 2001, FNB Corp. and the Bank had total capital ratios of 14.69% and 14.03%, respectively, and Tier 1 capital ratios of 13.61% and 12.96%, respectively.

     The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At September 30, 2001, FNB Corp. and the Bank had leverage capital ratios of 9.62% and 9.16%, respectively.

     The Bank is also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, the Bank must have a minimum ratio for total capital of 10.00%, for Tier 1 capital of 6.00% and for leverage capital of 5.00%. As noted above, the Bank met all of those ratio requirements at September 30, 2001 and, accordingly, is well-capitalized under the regulatory framework for prompt corrective action.

Balance Sheet Review

     Total assets at September 30, 2001 were higher than at September 30, 2000 and December 31, 2000 by $36,764,000 or 6.7% and $19,260,000 or 3.4%,
respectively; deposits were ahead by $19,113,000 or 4.2% and $7,168,000 or 1.5%. A portion of the asset growth was funded by advances from the Federal Home Loan Bank which at September 30, 2001 had increased by $10,000,000 or 66.7% compared to both September 30, 2000 and December 31, 2000. The level of funds provided by retail repurchase agreements at September 30,

2001 had increased by $3,814,000 or 37.9% from September 30, 2000 and by $2,678,000 or 23.9% from December 31, 2000. Average assets increased 8.5% in the first nine months of 2001 compared to the same period in 2000, while average deposits increased 6.4%, the third quarter increases being 8.5% and 5.5%, respectively.

Investment Securities

     Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. In general, since there was growth in total assets during the twelve-month period ended September 30, 2001 but a decrease in loans outstanding, the level of investment securities was increased $24,487,000 or 20.3%, with a net increase of $12,709,000 or 9.6% occurring in the first nine months of 2001. This growth in investment securities also relates to certain balance sheet strategies, including a restructuring project that commenced in the 2000 fourth quarter (see "Overview") whereby certain loans were sold with the reinvestment of such funds planned for other asset categories including investment securities. Additionally, the funds obtained from advances totaling $10,000,000 from the Federal Home Loan Bank in the first quarter of 2001 were primarily utilized for the purchase of investment securities. Investable funds not otherwise utilized are temporarily invested on an overnight basis as federal funds sold, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

Loans

     The Corporation's primary source of revenue and largest component of earning assets is the loan portfolio. Loans decreased $4,431,000 or 1.1% during the twelve-month period ended September 30, 2001, with a net loan decrease of $102,000 or 0.03% occurring in the first nine months of 2001. Average loans were $10,066,000 or 2.6% higher in the first nine months of 2001 than in the same period of 2000. The ratio of average loans to average deposits, in comparing nine-month periods, decreased from 84.7% in 2000 to 81.7% in 2001. The ratio of loans to deposits at September 30, 2001 was 82.5%.

     The commercial and agricultural loan portfolio experienced strong gains during both the twelve-month period ended September 30, 2001 and the first nine months of 2001. Otherwise, the level of the loan portfolio has been affected by the balance sheet restructuring project adopted in the 2000 fourth quarter and discussed in the "Overview". The specific aim of the restructuring project was to reduce the level of lower yielding, 1-4 family residential mortgage loans by selling those loans and redeploying the funds in other types of assets, including specific purchases of bank owned life insurance and a more general redeployment to other loan programs and investment securities. 1-4 family residential mortgage loans totaling $20,938,000 were transferred to loans held for sale, and of that amount, $12,199,000 were sold in 2000 and the remainder were sold in the first quarter of 2001. Funds obtained from these sales were primarily redeployed to single premium purchases of life insurance amounting to $10,000,000 in December 2000 and to purchases of investment securities.

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

     The following table presents an analysis of the changes in the allowance for loan losses.

                                                       Three Months Ended        Nine Months Ended
                                                           September 30,             September 30,
                                                    ------------------------  ------------------------
                                                      2001           2000       2001           2000
                                                    ---------      ---------  ---------      ---------
                                                                      (in thousands)
     Balance at beginning of period                 $4,353         $4,012      $4,352         $3,289
     Charge-offs                                       166            106         481            488
     Recoveries                                         30            103         104            216
                                                    ------         ------      ------         ------
       Net loan charge-offs                            136              3         377            272
     Provision for loan losses                         205            160         490          1,152
     Allowance adjustment for loans sold                 -              -         (43)             -
                                                    ------         ------      ------         ------
     Balance at end of period                       $4,422         $4,169      $4,422         $4,169
                                                    ======         ======      ======         ======

     At September 30, 2001, the Bank had impaired loans that totaled $975,000, of which $954,000 were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $312,000. At September 30, 2001, nonperforming loans were $5,814,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $3,705,000 and $2,109,000, respectively. At September 30, 2000, nonperforming loans were $2,068,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $791,000 and $1,277,000, respectively. The increase in nonperforming loans was primarily due to one large credit well secured by real estate and general economic conditions.

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

     The Bank's level and mix of deposits has been specifically affected by the following factors. Money market deposits gained significantly, increasing $11,173,000 during the twelve-month period ended September 30, 2001 and $9,621,000 during the first nine months of 2001. Time deposits, reflecting the effect of promotions for premium-rate certificates of deposit, grew $6,265,000 during the twelve-month period ended September 30, 2001 but declined $2,858,000 during the first nine months of 2001. Further, the level of time deposits obtained from governmental units fluctuates, amounting to $51,607,000, $44,506,000 and $46,800,000 at September 30, 2001, September 30, 2000 and
December 31, 2000, respectively.

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

     In the 1998 fourth quarter, the Bank received regulatory approval for establishment of a new branch office in Trinity, North Carolina. Construction of the permanent Trinity facility is expected to be complete in the first half of 2002, resulting in a total capital outlay of approximately $1,000,000, of which approximately one-third was recorded in 1998 related to the purchase of land. Prior to completion of the permanent facility, a temporary mobile office, which opened in August 1999, is being operated at this site.

Accounting Pronouncement Matters

     On January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as further amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" (collectively referred to as "SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. As permitted by SFAS No. 133, on January 1, 2001, the Corporation transferred all of its securities from the held-to-maturity portfolio to the available-for-sale portfolio as follows:

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

     On January 1, 2001, the Corporation had no embedded derivative instruments requiring separate accounting treatment and had identified fixed rate conforming loan commitments as its only freestanding derivative instruments. The fair value of these commitments was not material and therefore the adoption of SFAS No. 133 on January 1, 2001, did not have a material impact on the Corporation's consolidated financial statements. The fair value of these commitments at September 30, 2001 was not material to the Corporation's consolidated financial statements. The Corporation had no other derivative instruments requiring separate accounting treatment at September 30, 2001.

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

     In July 2001, the FASB isssued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Effective January 1, 2002, SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Also, SFAS No. 142 will require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The adoption of SFAS Nos. 141 and 142 is not expected to have a material impact on the Corporation's consolidated financial statements.

     On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"), it retains many of the fundamental provisions of SFAS No. 121.

     SFAS No. 144 also supersedes the accounting and reporting provisions of FASB Opinion No. 30 ("Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions") for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends the reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of disposal transactions on the ongoing operations of an entity. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

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

Table 1
Average Balances and Net Interest Income Analysis

NINE MONTHS ENDED
SEPTEMBER 30                        2001                                 2000                            2001 Versus 2000
                        ------------------------------     --------------------------------       ------------------------------
                                              Average                              Average         Interest Variance
                                    Interest    Rates                   Interest     Rates           due to (1)
                         Average    Income/    Earned/      Average     Income/     Earned/       --------------------     Net
                         Balance    Expense     Paid        Balance     Expense      Paid         Volume        Rate      Change
                        --------    --------  --------      --------    --------   --------       -------      -------    ------
                                                         (Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets
Loans (2)(3)            $390,306    $24,496       8.38 %    $380,240     $25,211       8.83 %      $  630      $(1,345)  $ (715)
Investment
 securities(2):
  Taxable income         129,568      6,599       6.79       103,208       5,042       6.51         1,332          225    1,557
  Non-taxable income      19,237      1,102       7.64        19,667       1,132       7.67           (25)          (5)     (30)
Other earning assets       4,865        167       4.58         5,871         259       5.87           (40)         (52)     (92)
                        --------    --------  --------      --------    --------   --------       -------      -------   ------
    Total earning
     assets              543,976     32,364       7.94       508,986      31,644       8.29         1,897       (1,177)     720
                        --------    --------  --------      --------    --------   --------       -------      -------   ------
Cash and due from
 banks                    12,238                              14,225
Other assets, net         24,538                              11,909
                        --------                            --------
    Total Assets        $580,752                            $535,120
                        ========                            ========

Interest-Bearing
 Liabilities
Interest-bearing
 deposits:
  Demand deposits       $ 54,849        357       0.87      $ 57,325         692       1.61          (29)        (306)     (335)
  Savings deposits        34,377        413       1.61        36,247         652       2.39          (33)        (206)     (239)
  Money market deposits   41,416      1,092       3.53        34,550       1,070       4.13          192         (170)       22
  Certificates and
   other time deposits   301,775     13,170       5.83       274,169      11,622       5.65        1,176          372     1,548
Retail repurchase
 agreements               12,637        346       3.66        10,997         377       4.57           51          (82)      (31)
Federal Home Loan
 Bank advances            23,850        926       5.19        15,237         610       5.33          332          (16)      316
Federal funds
 purchased                 1,103         45       5.46         1,373          67       6.44          (12)         (10)      (22)
                        --------    --------  --------      --------    --------   --------       -------      -------   ------
    Total interest-
     bearing
     liabilities         470,007     16,349       4.65       429,898      15,090       4.68        1,677         (418)    1,259
                        --------    --------  --------      --------    --------   --------       -------      -------   ------

Noninterest               45,495                              46,850
 -bearing demand
 deposits
Other liabilities          7,363                               5,365
Shareholders' equity      57,887                              53,007
                        --------                            --------
    Total Liabilities
     and
     Shareholders'
     Equity             $580,752                            $535,120
                        ========                            ========

Net Interest Income
 and Spread                         $16,015       3.29 %                 $16,554       3.61 %      $  220     $  (759)   $ (539)
                                    ========  ========                  ========   ========       =======     =======    ======

Net Yield on Earning
 Assets                                           3.93 %                               4.34 %
                                              ========                             ========

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

Table 2
Average Balances and Net Interest Income Analysis

THREE MONTHS ENDED SEPTEMBER 30

                                    2001                                     2000                          2001 Versus 2000
                     ----------------------------------       -----------------------------------    -----------------------------
                                                Average                                Average       Interest Variance
                                    Interest     Rates                     Interest     Rates            due to (1)
                       Average      Income/     Earned/        Average     Income/     Earned/       ------------------     Net
                       Balance      Expense      Paid          Balance     Expense      Paid         Volume     Rate      Change
                     ----------------------------------       --------------------------------       -----------------------------
                                                     (Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets
Loans (2)(3)           $389,993     $ 7,842      7.99%         $391,876     $ 8,897       9.03%      $(42)    $(1,013)     $(1,055)

Investment
 securities (2):
  Taxable income        136,918       2,356      6.88           103,473       1,690       6.54        574          92          666
  Non-taxable income     18,977         363      7.66            19,374         373       7.68         (9)         (1)         (10)
Other earning assets      3,029          25      3.23             1,681          28       6.55         15         (18)          (3)
                       --------     -------      ----          --------     -------       ----       ----     -------      -------
     Total earning
       assets           548,917      10,586      7.68           516,404      10,988       8.47        538        (940)        (402)
                       --------     -------      ----          --------     -------       ----       ----     -------      -------

Cash and due from
 banks                   12,071                                  12,981
Other assets, net        25,900                                  11,763
                       --------                                --------
     Total Assets      $586,888                                $541,148
                       ========                                ========

Interest-Bearing
 Liabilities
Interest-bearing
 deposits:
  Demand deposits      $ 55,136         100      0.72          $ 55,902         227       1.61         (3)       (124)        (127)
  Savings deposits       34,361         113      1.31            35,446         193       2.16         (6)        (74)         (80)
  Money market
   deposits              44,277         320      2.87            34,690         382       4.37         89        (151)         (62)
  Certificates and
   other time
   deposits             301,799       4,047      5.32           283,702       4,286       5.99        262        (501)        (239)
Retail repurchase
 agreements              13,944         103      2.93            11,205         137       4.85         28         (62)         (34)
Federal Home Loan
 Bank advances           25,000         325      5.15            15,000         205       5.42        131         (11)         120
Federal funds
 purchased                  700           7      4.07               789          15       6.98         (2)         (6)          (8)
                       --------     -------      ----          --------     -------       ----       ----     -------      -------
    Total interest-
     bearing
     liabilities        475,217       5,015      4.19           436,734       5,445       4.94        499        (929)        (430)
                       --------     -------      ----          --------     -------       ----       ----     -------      -------
Noninterest-bearing
 demand deposits         45,446                                  46,204
Other liabilities         7,417                                   5,454
Shareholders' equity     58,808                                  52,756
                        -------                                 -------
    Total Liabilities
     and Shareholders'
     Equity            $586,888                                $541,148
                       ========                                ========
Net Interest
 Income and Spread                  $ 5,571      3.49%                      $ 5,543       3.53%      $ 39      $  (11)     $    28
                                    =======      ====                       =======       ====       ====      ======      =======
Net Yield on Earning
 Assets                                          4.05%                                    4.29%
                                                 ====                                     ====

(1) The mix variance, not separately stated, has been proportionally allocated to the rate and volume variances based on their absolute dollar amount.

(2) Interest income and yields related to certain investment securities and loans exempt from both federal and state income tax or from state income tax alone are stated on a fully taxable equivalent basis, assuming a 34% federal tax rate and applicable state tax rate, reduced by the nondeductib le portion of interest expense.

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

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended September 30, 2001.


                         -----------------------------


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FNB Corp.
                                         (Registrant)


Date:  November 8, 2001                  By: /s/ Jerry A. Little
                                            ----------------------
                                                 Jerry A. Little
                                                 Treasurer and Secretary
                                                (Principal Financial and
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

  3.12 Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 12, 1998, incorporated the Registrant's
               Form 10-Q 1998. herein by reference to Exhibit Quarterly Report for the quarter 3.12 to ended June 30, 1998.

  3.20 Amended and Restated Bylaws of the incorporated herein by reference 10-Q to Exhibit 3.20 to the Registrant's Form 10-Q
               Quarterly Report for the quarter ended June 30, 1998.

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

 10.11*        Form of Amendment to Split Dollar Insurance Agreement dated as of
               November 1, 1994 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 10.11 to the Registrant's Form 10-
               KSB Annual Report for the fiscal year ended December 31, 1994.

 10.20* Stock Compensation Plan as amended effective May 12, 1998, incorporated herein by reference to Exhibit 10.30 the Registrant's Form 810-Q Quarterly Report for the quarter ended
               June 30, 1998.

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