Form 10-K405
period 2001-12-31
FNB CORP/NC
filed 2002-03-27
CIK 764811

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2001

                        Commission File Number 0-13823

                               -----------------

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 15, 2002, the Registrant had 4,758,147 shares of $2.50 par value common stock outstanding. The aggregate market value of voting stock held by nonaffiliates of the Registrant, assuming, without admission, that all directors and officers of the Registrant may be deemed affiliates, was $62,844,000.

   Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 14, 2002 are incorporated by reference in Part III of this report.

================================================================================

                             CROSS REFERENCE INDEX

                                                                                                                Page
                                                                                                                -----
Part I   Item 1  Business......................................................................................   3-7

         Item 2  Properties....................................................................................     7

         Item 3  Legal Proceedings
                 Not applicable.

         Item 4  Submission of Matters to a Vote of Security Holders
                 Not applicable.

Part II  Item 5  Market for the Registrant's Common Equity and Related Stockholder Matters.....................    29

         Item 6  Selected Financial Data.......................................................................     8

         Item 7  Management's Discussion and Analysis of Financial Condition and Results of Operations.........  9-29

         Item 7a Quantitative and Qualitative Disclosures about Market Risk.................................... 17-18

         Item 8  Financial Statements and Supplementary Data

                 Independent Auditors' Report..................................................................    30

                 Consolidated Balance Sheets at December 31, 2001 and 2000.....................................    31

                 Consolidated Statements of Income for each of the years in the three-year period ended
                 December 31, 2001.............................................................................    32

                 Consolidated Statements of Shareholders' Equity and Comprehensive Income for each of the
                 years in the three-year period ended December 31, 2001........................................    33

                 Consolidated Statements of Cash Flows for each of the years in the three-year period ended
                 December 31, 2001.............................................................................    34

                 Notes to Consolidated Financial Statements.................................................... 35-58

                 Quarterly Financial Data for 2001 and 2000....................................................    29

         Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
                 Not applicable.

Part III Item 10 Directors and Executive Officers of the Registrant............................................     *

         Item 11 Executive Compensation........................................................................     *

         Item 12 Security Ownership of Certain Beneficial Owners and Management................................     *

         Item 13 Certain Relationships and Related Transactions................................................     *

Part IV  Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                 (a)(1) Financial Statements (See Item 8 for reference).

                 (2) Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable.

                 (3) Exhibits have been filed separately with the Commission and are available upon written
                     request...................................................................................    60

                 (b) Reports on Form 8-K (None were filed during the last quarter of the period covered by this
                     Form 10-K).

--------
* Information called for by Part III is incorporated herein by reference to portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders, as follows:

      Item 10--See information that appears under the headings "Election of Directors" and "Executive Officers".
      Item 11--See information that appears under the heading "Executive Compensation".
      Item 12--See information that appears under the headings "Voting Securities Outstanding and Principal Shareholders" and "Security Ownership of Management".
      Item 13--See information that appears under the heading "Indebtedness of Officers and Directors".

                                   BUSINESS

General

   FNB Corp. is a bank holding company incorporated under the laws of the State of North Carolina in 1984. On July 2, 1985, through an exchange of stock, FNB Corp. acquired its wholly-owned bank subsidiary, First National Bank and Trust Company (the "Bank"), a national banking association founded in 1907. FNB Corp. and the Bank are collectively referred to as the "Corporation".

   The Bank, a full-service commercial bank, currently conducts all of its operations in Chatham, Montgomery, Moore, Randolph, Richmond and Scotland counties in North Carolina. Three offices, including the main office, are located in Asheboro. Additional community offices are located in Archdale (two offices), Biscoe, Ellerbe, Laurinburg, Ramseur, Randleman, Rockingham (two offices), Seagrove, Siler City, Southern Pines and Trinity. Some of the major banking services offered include regular checking accounts, interest checking accounts (including package account versions that offer a variety of products and services), money market accounts, savings accounts, certificates of deposit, individual retirement accounts, debit cards, credit cards and loans, both secured and unsecured, for business, agricultural and personal use. Other services offered include internet banking, cash management, investment and trust services. The Bank also has automated teller machines and is a member of Plus, a national teller machine network, and Star, a regional network.

   On April 10, 2000, the Corporation completed a merger for the acquisition of Carolina Fincorp, Inc. ("Carolina Fincorp"), holding company for Richmond Savings Bank, Inc., SSB ("Richmond Savings"), headquartered in Rockingham,
North Carolina, in a transaction accounted for as a pooling of interests. Accordingly, all prior period financial information included in the consolidated financial statements has been restated to include the account balances and results of operations of Carolina Fincorp. Pursuant to the terms of the merger, each share of Carolina Fincorp common stock was converted into ..79 of a share of FNB Corp. common stock, for a total issuance of 1,478,398 FNB Corp. shares. On June 26, 2000, Richmond Savings was merged into First National Bank and Trust Company. At March 31, 2000, Carolina Fincorp operated five offices through Richmond Savings and had approximately $125,943,000 in total assets, $108,848,000 in deposits and $16,332,000 in shareholders' equity. Merger-related expenses of $2,796,000 were recorded in the second quarter of 2000. Upon the change in control, the Carolina Fincorp ESOP plan terminated according to its terms and unvested MRP shares became fully vested. Included in merger-related expenses were $385,000 of expense related to the termination of these plans. Additionally, approximately $450,000 of the total provision for loan losses of $835,000 in the second quarter of 2000 was related to aligning the credit risk methodologies of FNB Corp. and Carolina Fincorp.

   In connection with the merger of the Bank with Richmond Savings, the Bank acquired a financial subsidiary, Richmond Investment Services, Inc., which changed its name after the acquisition to First National Investor Services, Inc.

   On February 11, 2002, the Corporation entered into a definitive merger agreement to acquire Rowan Bancorp, Inc. ("Rowan Bancorp"), holding company for Rowan Savings Bank, SSB, Inc. ("Rowan Bank"), headquartered in China Grove, North Carolina. Under the terms of the agreement, Rowan Bancorp will be merged with a wholly-owned subsidiary of FNB Corp. formed for the purposes of effecting the merger, immediately after which, the subsidiary will be merged into FNB Corp. Rowan Bank will then become a separate subsidiary of FNB Corp. The merger will be accounted for as a purchase business combination and is subject to several conditions, including approval by the shareholders of Rowan Bancorp and approval by applicable regulatory authorities. Upon satisfaction of these conditions, the merger is anticipated to close early in the third quarter of 2002. Rowan Bancorp shareholders will be permitted to elect FNB Corp. common stock or cash, or a combination of each. Subject to the Corporation's ability to limit the overall stock consideration to 45%, each share of Rowan Bancorp common stock, at the election of the shareholder, will be converted into either
2.3715 shares of FNB Corp. common stock or $36.00 in cash. At December 31, 2001, Rowan Bancorp operated three offices through Rowan Bank and had approximately $116,033,000 in total assets, $96,494,000 in deposits and $10,043,000 in shareholders' equity.

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

   In the 1998 fourth quarter, the Bank received regulatory approval for establishment of a new branch office in Trinity, North Carolina. Construction of the permanent Trinity facility was completed in February 2002, resulting in a total capital outlay of approximately $1,400,000. Prior to completion of the permanent facility, a temporary mobile office, which opened in August 1999, was operated at this site.

   In March 2002, the Bank filed for regulatory approval for establishment of a new branch office in Pinehurst, North Carolina. The current intent is to lease a facility which had previously been used as a banking office by another financial institution. No significant capital outlay is expected.

Competition

   The commercial banking industry within the Bank's marketing area is extremely competitive. The Bank faces direct competition in Chatham, Montgomery, Moore, Randolph, Richmond and Scotland counties from approximately 22 different financial institutions, including commercial banks, savings institutions and credit unions. Although none of these entities is dominant, the Bank considers itself one of the major financial institutions in the area in terms of total assets and deposits. Further competition is provided by banks located in adjoining counties, as well as other types of financial institutions such as insurance companies, finance companies, pension funds and brokerage houses and other money funds. The principal methods of competing in the commercial banking industry are improving customer service through the quality and range of services provided, improving cost efficiencies and pricing services competitively.

Regulation and Supervision

   The following discussion sets forth material elements of the regulatory framework applicable to bank holding companies and their subsidiaries. It also provides certain specific information relevant to FNB Corp. This regulatory framework is intended primarily for the protection of depositors and the deposit insurance funds that insure deposits of banks and savings institutions, and not for the protection of security holders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. A change in the statutes, regulations or regulatory policies applicable to FNB Corp. or the Bank may have a material effect on the business of the Corporation. Additional information related to regulatory matters is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

  General

   As a bank holding company, FNB Corp. is subject to regulation under the Bank Holding Company Act of 1956, as amended, and to inspection, examination and supervision by the Federal Reserve Board. Under the Bank Holding Company Act, bank holding companies, such as FNB Corp., that have not elected to become financial holding companies under the Gramm-Leach Bliley Financial Modernization Act of 1999 generally may not acquire ownership or control of more than 5% of the voting shares or substantially all the assets of any company, including a bank, without the Federal Reserve Board's prior approval.

   As a national banking association, the Bank is subject to regulation and examination primarily by the Office of the Comptroller of the Currency (OCC).
It is also regulated by the Federal Deposit Insurance Corporation (FDIC) and the

Federal Reserve Board. The Bank's deposits are insured by the FDIC through the Bank Insurance Fund and the Savings Association Insurance Fund. The OCC and the FDIC impose various requirements and restrictions on First National, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged on loans, limitations on the types of investments that may be made and the types of services that may be offered, and requirements governing capital adequacy, liquidity, earnings, dividends, management practices and branching. As a member of the Federal Reserve System, the Bank is subject to the applicable provisions of the Federal Reserve Act, which imposes restrictions on loans by subsidiary banks to a holding company and its other subsidiaries and on the use of stock or securities as collateral security for loans.

   Various consumer laws and regulations also affect the operations of the Corporation. In addition to the impact of regulation, financial institutions may be significantly affected by legislation, which can change the statutes affecting them in substantial and unpredictable ways, and by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability to influence the economy. The instruments of monetary policy used by the Federal Reserve Board include its open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements on member bank deposits. The actions of the Federal Reserve Board influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans or paid on deposits.

  Liability for Bank Subsidiaries

   Under current Federal Reserve Board policy, a bank holding company is expected to act as a source of financial and managerial strength to its subsidiary banks and to maintain resources adequate to support each subsidiary bank. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, the cross-guaranty provisions of the Federal Deposit Insurance Act provide that if the FDIC suffers or anticipates a loss as a result of a default by a banking subsidiary or by providing assistance to a subsidiary in danger of default, then any other bank subsidiaries may be assessed for the FDIC's loss.

  Capital Requirements

   FNB Corp. and the Bank are required to comply with federal regulations on capital adequacy. There are two measures of capital adequacy: a risk-based measure and a leverage measure. All capital standards must be satisfied for an institution to be considered in compliance. For additional information, see "Capital Adequacy" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

  Dividend Restrictions

   FNB Corp. is a legal entity separate and distinct from its bank subsidiary. Because the principal source of FNB Corp. revenues is dividends from the Bank, the ability of FNB Corp. to pay dividends to its shareholders depends largely upon the amount of dividends the Bank may pay to its parent holding company. There are statutory and regulatory limitations on the payment of dividends by the Bank to FNB Corp., as well as by FNB Corp. to its shareholders.

   The Bank must obtain the prior approval of the OCC to pay dividends if the total of all dividends declared by the Bank in any calendar year will exceed the sum of its net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits the Bank from paying dividends that in the aggregate would be greater than the Bank's undivided profits after deducting statutory bad debts in excess of the Bank's loan loss allowance.

   FNB Corp. and the Bank are also subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums.

  Community Reinvestment Act

   The Bank is subject to the provisions of the Community Reinvestment Act of 1977, as amended (CRA). Under the CRA, all financial institutions have a continuing and affirmative obligation consistent with their safe and sound operation to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.

   The CRA requires the appropriate federal bank regulatory agency, in connection with its examination of the bank, to assess the bank's record in meeting the credit needs of the community served by the bank, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public.

  Interstate Banking and Branching

   The Interstate Banking Act permits interstate acquisitions of banks by bank holding companies. FNB Corp. and any other bank holding company located in North Carolina may acquire a bank located in any other state, and any bank holding company located outside North Carolina may lawfully acquire any North Carolina-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage limitations, aging requirements and other restrictions. The Interstate Banking Act also generally provides that national and state-chartered banks may branch interstate through acquisitions of banks in other states. It allowed, however, any state to elect prior to June 1, 1997 either to "opt in" and accelerate the date after which interstate branching was permissible or to "opt out" and prohibit interstate branching altogether. North Carolina enacted "opt in" legislation permitting interstate branching. The Interstate Banking Act may have the effect of increasing competition within the markets in which FNB Corp. operates. The extent and timing of any such increase cannot be predicted.

  Gramm-Leach-Bliley Act

   The Gramm-Leach-Bliley Financial Modernization Act of 1999 allows bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in the securities and insurance businesses. Under the Gramm-Leach Bliley Act, a bank holding company that elects to become a financial holding company may engage in any activity that is financial in nature, is incidental to financial activity or complements financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Activities cited by the law as being "financial in nature" include securities underwriting, dealing in securities and market making, insurance underwriting and agency, providing financial, investment or economic advisory services, and activities that the Federal Reserve Board has determined to be closely related to banking.

   Subject to certain limitations on investment, a national bank or its financial subsidiary may also engage in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, so long as the bank is well-capitalized, well-managed and has at least a satisfactory Community Reinvestment Act rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well-capitalized and well-managed to continue to engage in activities that are financial in nature. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has at least a satisfactory Community Reinvestment Act rating.

   The Gramm-Leach Bliley Act also contains a number of other provisions that will affect the Corporation's operations and the operations of all financial institutions. One of the new provisions relates to the financial privacy of consumers, authorizing federal banking regulators to adopt rules that will limit the ability of banks and other financial entities to disclose nonpublic information about consumers to nonaffiliated entities. These limitations likely will require more disclosure to the Corporation's customers, and in some circumstances, will require consent by the customer before information is allowed to be provided to a third party.

  International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001

   On October 26, 2001, the USA Patriot Act of 2001 was signed into law. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the "IMLAFA"), which sets forth anti-money laundering measures affecting insured depository institutions, broker-dealers and other financial institutions. The IMLAFA requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on the operations of financial institutions. As of the date of this filing, the Corporation has not determined the impact that the IMLAFA will have on its operations but the impact is not expected to be material. The Corporation will establish policies and procedures to ensure compliance with the IMLAFA.

Employees

   As of December 31, 2001, FNB Corp. had three officers, all of whom were also officers of the Bank. On that same date, the Bank had 193 full-time employees and 22 part-time employees. The Bank considers its relationship with its employees to be excellent. The Bank provides employee benefit programs, including a noncontributory defined benefit pension plan, matching retirement/savings (401(k)) plan, group life, health and dental insurance, paid vacations, sick leave, and health care and life insurance benefits for retired employees.

Properties

   The main offices of the Bank and the principal executive offices of FNB Corp. are located in an office building at 101 Sunset Avenue, Asheboro, North Carolina. The premises contain approximately 36,500 square feet of office space. The Bank also has other community offices in Asheboro (two offices), Archdale (two offices), Biscoe, Ellerbe, Laurinburg, Ramseur, Randleman, Rockingham (two offices), Seagrove, Siler City, Southern Pines and Trinity, North Carolina. Except as noted below, all premises are owned by the Bank in fee. The Bush Hill office in Archdale is under a lease expiring January 31, 2003, with lease renewal options for up to an additional 19-year term. The Laurinburg office is under a lease expiring August 31, 2003. The land on which the Seagrove office is situated is under a lease expiring June 30, 2016. At that time, the land is subject to a purchase option at a fixed price or lease renewal options for up to an additional 30-year term.

                           FNB CORP. AND SUBSIDIARY

                       FIVE YEAR FINANCIAL HISTORY /(1)/

                                                        2001      2000      1999      1998      1997
                                                      --------  --------  --------  --------  --------
                                                        (dollars in thousands, except per share data)
Summary of Operations
Interest income...................................... $ 41,260  $ 41,936  $ 35,822  $ 35,111  $ 32,242
Interest expense.....................................   20,492    20,908    16,203    15,713    14,463
                                                      --------  --------  --------  --------  --------
Net interest income..................................   20,768    21,028    19,619    19,398    17,779
Provision for loan losses............................    1,200     1,802       511       482       670
                                                      --------  --------  --------  --------  --------
Net interest income after provision for loan losses..   19,568    19,226    19,108    18,916    17,109
Noninterest income...................................    5,900     4,501     4,068     3,756     3,346
Noninterest expense..................................   16,077    18,497    15,082    14,473    13,382
                                                      --------  --------  --------  --------  --------
Income before income taxes...........................    9,391     5,230     8,094     8,199     7,073
Income taxes.........................................    2,663     1,714     2,504     2,568     2,220
                                                      --------  --------  --------  --------  --------
Net income........................................... $  6,728  $  3,516  $  5,590  $  5,631  $  4,853
                                                      ========  ========  ========  ========  ========
Per Share Data /(2)/
Net income:
 Basic............................................... $   1.35  $    .70  $   1.11  $   1.12  $   1.08
 Diluted.............................................     1.32       .69      1.09      1.09      1.07
Cash dividends declared /(3)/........................      .53       .51       .51       .45       .38
Book value...........................................    11.74     10.89     10.13      9.76     11.24

Balance Sheet Information
Total assets......................................... $593,742  $565,639  $517,468  $472,188  $437,743
Investment securities................................  163,150   132,384   119,786   121,471   112,278
Loans................................................  391,632   395,737   360,840   314,839   296,525
Deposits.............................................  480,230   472,448   427,010   400,218   365,349
Shareholders' equity.................................   55,907    55,122    52,068    50,390    57,349

Ratios (Averages)
Return on assets.....................................     1.15%      .65%     1.15%     1.23%     1.16%
Return on shareholders' equity.......................    11.63      6.59     10.85      9.55      9.78
Shareholders' equity to assets.......................     9.93      9.86     10.57     12.88     11.86
Dividend payout ratio................................    38.91     76.05     40.88     36.71     29.86
Loans to deposits....................................    81.71     84.79     80.63     80.36     77.71
Net yield on earning assets, taxable equivalent basis     4.03      4.28      4.48      4.71      4.72

--------
(1) Financial data for all prior periods has been restated to reflect the merger with Carolina Fincorp, Inc., which became effective on April 10, 2000 and was accounted for as a pooling of interests.
(2) All per share data has been retroactively adjusted to reflect the FNB Corp. two-for-one stock split effected in the form of a 100% stock dividend paid in the first quarter of 1998.
(3) Cash dividends declared represent FNB Corp. historical cash dividends declared.

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

Overview

   On April 10, 2000, the Corporation completed a merger for the acquisition of Carolina Fincorp, Inc. ("Carolina Fincorp"), holding company for Richmond Savings Bank, Inc., SSB ("Richmond Savings"), headquartered in Rockingham,
North Carolina, in a transaction accounted for as a pooling of interests. Accordingly, all prior period financial information included in the consolidated financial statements has been restated to include the account balances and results of operations of Carolina Fincorp. Pursuant to the terms of the merger, each share of Carolina Fincorp common stock was converted into ..79 of a share of FNB Corp. common stock, for a total issuance of 1,478,398 FNB Corp. shares. On June 26, 2000, Richmond Savings was merged into First National Bank and Trust Company. At March 31, 2000, Carolina Fincorp operated five offices through Richmond Savings and had approximately $125,943,000 in total assets, $108,848,000 in deposits and $16,332,000 in shareholders' equity. Merger-related expenses of $2,796,000 were recorded in the second quarter of 2000. Upon the change in control, the Carolina Fincorp ESOP plan terminated according to its terms and unvested MRP shares became fully vested. Included in merger-related expenses were $385,000 of expense related to the termination of these plans. Additionally, approximately $450,000 of the total provision for loan losses of $835,000 in the second quarter of 2000 was related to aligning the credit risk methodologies of FNB Corp. and Carolina Fincorp.

   On February 11, 2002, the Corporation entered into a definitive merger agreement to acquire Rowan Bancorp, Inc. ("Rowan Bancorp"), holding company for Rowan Savings Bank, SSB, Inc. ("Rowan Bank"), headquartered in China Grove, North Carolina. Under the terms of the agreement, Rowan Bancorp will be merged with a wholly-owned subsidiary of FNB Corp. formed for the purposes of effecting the merger, immediately after which, the subsidiary will be merged into FNB Corp. Rowan Bank will then become a separate subsidiary of FNB Corp. The merger will be accounted for as a purchase business combination and is subject to several conditions, including approval by the shareholders of Rowan Bancorp and approval by applicable regulatory authorities. Upon satisfaction of these conditions, the merger is anticipated to close early in the third quarter of 2002. Rowan Bancorp shareholders will be permitted to elect FNB Corp. common stock or cash, or a combination of each. Subject to the Corporation's ability to limit the overall stock consideration to 45%, each share of Rowan Bancorp common stock, at the election of the shareholder, will be converted into either
2.3715 shares of FNB Corp. common stock or $36.00 in cash. At December 31, 2001, Rowan Bancorp operated three offices through Rowan Bank and had approximately $116,033,000 in total assets, $96,494,000 in deposits and $10,043,000 in shareholders' equity.

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

   The Corporation earned $6,728,000 in 2001, a 91.4% increase in net income from 2000. Basic earnings per share increased from $.70 in 2000 to $1.35 in 2001 and diluted earnings per share increased from $.69 to $1.32. Total assets were $593,742,000 at December 31, 2001, up 5.0% from year-end 2000. Loans amounted to $391,632,000 at December 31, 2001, decreasing 1.0% from the prior year. Total deposits grew 1.6% to $480,230,000 in 2001.

   Excluding $2,338,000 in after-tax charges associated with the merger, which includes the $450,000 provision for loan losses discussed above, net income for 2000 amounted to $5,854,000, resulting in a comparative 14.9% increase in 2001 net income, with basic and diluted earnings per share amounts of $1.16 and $1.15, respectively.

Critical Accounting Policies

   The Corporation's significant accounting policies are set forth in Note 1 to the Consolidated Financial Statements. Of these significant accounting policies, the Corporation considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management's most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Corporation has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation's allowance for loan losses and related matters, see "Asset Quality".

Earnings Review

   After exclusion of after-tax, merger-related charges of $2,338,000 recorded in the second quarter of 2000 and associated with the merger with Carolina Fincorp as discussed in the "Overview", the Corporation's net income increased $874,000 in 2001, up 14.9% over 2000. Earnings were positively impacted in 2001 by a $1,399,000 increase in noninterest income and by a $152,000 decrease in the provision for loan losses, excluding merger-related charges. These gains were partially offset, however, by a $376,000 increase in noninterest expense, excluding merger-related charges, and by a $260,000 or 1.2% decrease in net interest income, which reflected the effects of interest rate declines in 2001 and the balance sheet restructuring project discussed in the "Overview". The interest rate declines, resulting from actions taken by the Federal Reserve, caused a greater reduction in the average yield on earning assets than in the average rate paid on interest-bearing liabilities. As noted in the discussion of the restructuring project, non-taxable income related to bank owned life insurance, which replaced a portion of certain loans sold, is recorded as noninterest income, while income on loans sold was recorded as interest income. Income on bank owned life insurance amounted to $638,000 in 2001 compared to $12,000 in 2000. The net gain on loans sold, which amounted to $831,000 in 2001 compared to $153,000 in 2000, included a net gain of $151,000 in the 2001 first quarter and $50,000 in the 2000 fourth quarter related to loans sold in connection with the restructuring project.

   The Corporation's net income, after exclusion of the merger-related charges, increased $264,000 in 2000, up 4.7% over 1999. Earnings were positively impacted in 2000 by increases of $1,409,000 or 7.2% in net interest income and $433,000 in noninterest income. These gains were significantly offset, however, by an increase of $619,000 in noninterest expense and by an increase of $841,000 in the provision for loan losses, excluding merger-related charges. Results for 2000 were negatively affected by a special group medical insurance assessment of $176,000 recorded in the second quarter, the effect of which was only partially offset by a $76,000 gain on the sale of an investment recorded in the same quarter.

   Excluding the merger-related charges, return on average assets declined from 1.15% in 1999 to 1.08% in 2000 and subsequently improved to 1.15% in 2001. Return on average shareholders' equity improved from 10.85% in 1999 to 10.97% in 2000 to 11.63% in 2001. Including the effect of the merger-related charges, return on average assets was .65% in 2000 and return on average shareholders' equity was 6.59%.

Net Interest Income

   Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

   Net interest income was $20,768,000 in 2001 compared to $21,028,000 in 2000. The decrease of $260,000 or 1.2% resulted primarily from the effect of the balance sheet restructuring project as discussed in the "Overview" and from a decline in the net yield on earning assets, or net interest margin, from 4.28% in 2000 to 4.03% in 2001, the effect of which more than offset the benefit of a 5.9% increase in the level of average earning assets. In 2000, there was a $1,409,000 or 7.2% increase in net interest income reflecting a 11.7% increase in average earning assets, the effect of which was partially offset by a decline in the net interest margin from 4.48% in 1999 to 4.28% in 2000. On a taxable equivalent basis, the decrease in net interest income in 2001 was $73,000 and the increase in 2000 was $1,377,000, reflecting changes in the relative mix of taxable and non-taxable earning assets in each year.

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

Table 1
Average Balances and Net Interest Income Analysis

                                                      2001                          2000                          1999
                                          ----------------------------  ----------------------------  -----------------
                                                   Interest   Average            Interest   Average            Interest
                                          Average  Income/     Rates    Average  Income/     Rates    Average  Income/
                                          Balance  Expense  Earned/Paid Balance  Expense  Earned/Paid Balance  Expense
                                          -------- -------- ----------- -------- -------- ----------- -------- --------
                                                         (taxable equivalent basis, dollars in thousands)
EARNING ASSETS
Loans (1) (2)............................ $391,127 $31,992     8.18%    $385,299 $34,296     8.88%    $328,450 $28,016
Investment securities (1):
  Taxable income.........................  128,610   8,738     6.79      103,636   6,772     6.53      104,438   6,893
  Non-taxable income.....................   20,026   1,541     7.69       19,684   1,508     7.66       19,832   1,537
Other earning assets.....................    5,352     199     3.73        6,296     383     6.06        8,446     431
                                          -------- -------     ----     -------- -------     ----     -------- -------
    Total earning assets.................  545,115  42,470     7.79      514,915  42,959     8.33      461,166  36,877
                                          -------- -------     ----     -------- -------     ----     -------- -------
Cash and due from banks..................   12,327                        13,955                        14,371
Other assets, net........................   25,083                        11,968                        11,895
                                          --------                      --------                      --------
    TOTAL ASSETS......................... $582,525                      $540,838                      $487,432
                                          ========                      ========                      ========
INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
  Demand deposits........................ $ 55,656     446      .80     $ 57,332     907     1.58     $ 55,129     826
  Savings deposits.......................   34,351     499     1.45       35,844     827     2.30       37,571     849
  Money market deposits..................   42,886   1,339     3.12       34,798   1,463     4.19       31,839   1,154
  Certificates and other time deposits...  299,787  16,469     5.49      279,586  16,304     5.82      239,289  12,354
Retail repurchase agreements.............   13,010     419     3.22       11,091     516     4.64       12,971     501
Federal Home Loan Bank advances..........   24,770   1,273     5.14       15,178     819     5.38        8,567     433
Other borrowed funds.....................      940      47     5.04        1,112      72     6.47        1,616      86
                                          -------- -------     ----     -------- -------     ----     -------- -------
    Total interest-bearing liabilities...  471,400  20,492     4.35      434,941  20,908     4.79      386,982  16,203
                                          -------- -------     ----     -------- -------     ----     -------- -------
Noninterest-bearing demand deposits......   46,012                        46,859                        43,546
Other liabilities........................    7,242                         5,692                         5,360
Shareholders' equity.....................   57,871                        53,346                        51,544
                                          --------                      --------                      --------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY................... $582,525                      $540,838                      $487,432
                                          ========                      ========                      ========
NET INTEREST INCOME
  AND SPREAD.............................          $21,978     3.44%             $22,051     3.54%             $20,674
                                                   =======     ====              =======     ====              =======
  EARNING ASSETS.........................                      4.03%                         4.28%
                                                               ====                          ====


                                            Average
                                             Rates
                                          Earned/Paid
                                          -----------
                                                         (taxable equivalent basis, dollars in thousands)
EARNING ASSETS
Loans (1) (2)............................    8.53%
Investment securities (1):
  Taxable income.........................    6.60
  Non-taxable income.....................    7.75
Other earning assets.....................    5.10
                                             ----
    Total earning assets.................    8.00
                                             ----
Cash and due from banks..................
Other assets, net........................

    TOTAL ASSETS.........................

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
  Demand deposits........................    1.50
  Savings deposits.......................    2.26
  Money market deposits..................    3.62
  Certificates and other time deposits...    5.16
Retail repurchase agreements.............    3.87
Federal Home Loan Bank advances..........    5.05
Other borrowed funds.....................    5.30
                                             ----
    Total interest-bearing liabilities...    4.19
                                             ----
Noninterest-bearing demand deposits......
Other liabilities........................
Shareholders' equity.....................

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY...................

NET INTEREST INCOME
  AND SPREAD.............................    3.81%
                                             ====
  EARNING ASSETS.........................    4.48%
                                             ====

--------
(1) Interest income and yields related to certain investment securities and loans exempt from both federal and state income tax or from state income tax alone are stated on a fully taxable equivalent basis, assuming a 34% federal tax rate and applicable state tax rate, reduced by the nondeductible portion of interest expense.
(2) Nonaccrual loans are included in the average loan balance. Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.

   Changes in the net interest margin and net interest spread tend to correlate with movements in the prime rate of interest. There are variations, however, in the degree and timing of rate changes, compared to prime, for the different types of earning assets and interest-bearing liabilities.

   Until the significant interest rate declines in 2001, there had been a much greater degree of stability for several years in the interest rates both earned and paid by the Bank. The prime rate, which fell to 4.75% by December 31, 2001, averaged 6.99% in 2001 compared to the average prime rates of 9.21%, 7.99% and 8.37% in 2000, 1999 and 1998, respectively. In all of these periods, however, the actual level of the prime rate has changed with some frequency as the Federal Reserve has responded to various economic scenarios. Due to concern about inflationary pressures that appeared to be building in the economy, the Federal Reserve elected to raise the level of interest rates in the third and fourth quarters of 1999, resulting in three 25 basis point increases in the prime rate that increased it from 7.75% to 8.50%, thereby effectively reversing similar rate reductions that had occurred in 1998. Continued concerns about possible inflationary pressures caused the Federal Reserve to further raise the level of interest rates in the first six months of 2000, resulting in two additional 25 basis point increases and one 50 basis point increase in the prime rate that raised it to the 9.50% level. While the Corporation tended to see some improvement in the average total yield on earning assets due to the prime rate increases, the average rate paid on interest-bearing liabilities increased by a greater amount, negatively impacting the net interest margin and net interest spread.

   Due to a general slowdown in the economy that began to be perceived in the 2000 fourth quarter, the Federal Reserve acted to provide a stimulus through a series of interest rate reductions commencing in the 2001 first quarter, resulting in eight 50 basis point reductions and three 25 basis point reductions in the prime rate that lowered it to the 4.75% level at December 31, 2001. This decrease in the prime rate, through the reduction of the average yield on earning assets without a commensurate reduction in the average rate paid on interest bearing liabilities, has tended to negatively impact the net interest margin and net interest spread.

   In 2001, the net interest spread declined by 10 basis points from 3.54% in 2000 to 3.44% in 2001, reflecting the effect of a decrease in the average total yield on earning assets that was only partially offset by a decrease in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets decreased by 54 basis points from 8.33% in 2000 to 7.79% in 2001, while the cost of funds decreased by 44 basis points in moving from 4.79% to 4.35%. In 2000, the 27 basis points decrease in net interest spread resulted from a 33 basis points increase in the yield on earning assets that was more than offset by a 60 basis points increase in the cost of funds.

   Due to significant progress made in lowering the cost of deposits during the second half of 2001, the net interest margin and spread improved during the 2001 fourth quarter to 4.38% and 3.92%, respectively, compared to 4.12% and 3.33% in the 2000 fourth quarter and 4.03% and and 3.44% for the entire year of 2001. During these same periods, the cost of funds was 3.46%, 5.13% and 4.35%, respectively, while the yield on earning assets was 7.38%, 8.46% and 7.79%.

   The 2001 and 2000 changes in net interest income on a taxable equivalent basis, as measured by volume and rate variances, are analyzed in Table 2. Volume refers to the average dollar level of earning assets and interest-bearing liabilities.

Table 2
Volume and Rate Variance Analysis

                                               2001 Versus 2000              2000 Versus 1999
                                         ---------------------------- ----------------------------
                                         Variance due to(1)            Variance due to(1)
                                         -----------------            -----------------
                                         Volume     Rate   Net Change  Volume    Rate   Net Change
                                         ------   -------  ---------- ------    ------  ----------
                                                  (taxable equivalent basis, in thousands)
Interest Income
 Loans (2).............................. $  498   $(2,802)  $(2,304)  $5,077    $1,203    $6,280
 Investment securities (2):
   Taxable income.......................  1,687       279     1,966      (51)      (70)     (121)
   Non-taxable income...................     27         6        33      (11)      (18)      (29)
 Other earning assets...................    (52)     (132)     (184)    (121)       73       (48)
                                         ------   -------   -------    ------   ------    ------
       Total interest income............  2,160    (2,649)     (489)   4,894     1,188     6,082
                                         ------   -------   -------    ------   ------    ------

Interest Expense
 Interest-bearing deposits:
   Demand deposits......................    (26)     (435)     (461)      35        46        81
   Savings deposits.....................    (33)     (295)     (328)     (38)       16       (22)
   Money market deposits................    296      (420)     (124)     115       194       309
   Certificates and other time deposits.  1,126      (961)      165    2,245     1,705     3,950
 Retail repurchase agreements...........     79      (176)      (97)     (78)       93        15
 Federal Home Loan Bank advances........    492       (38)      454      356        30       386
 Other borrowed funds...................    (10)      (15)      (25)     (30)       16       (14)
                                         ------   -------   -------    ------   ------    ------
       Total interest expense...........  1,924    (2,340)     (416)   2,605     2,100     4,705
                                         ------   -------   -------    ------   ------    ------
      Net Interest Income............... $  236   $  (309)  $   (73)  $2,289    $ (912)   $1,377
                                         ======   =======   =======    ======   ======    ======

--------
(1) The mix variance, not separately stated, has been proportionally allocated to the volume and rate variances based on their absolute dollar amount.

(2) Interest income related to certain investment securities and loans exempt from both federal and state income tax or from state income tax alone is stated on a fully taxable equivalent basis, assuming a 34% federal tax rate and applicable state tax rate, reduced by the nondeductible portion of interest expense.

Provision for Loan Losses

   This provision is the charge against earnings to provide an allowance or reserve for probable losses inherent in the loan portfolio. The amount of each year's charge is affected by several considerations including management's evaluation of various risk factors in determining the adequacy of the allowance (see "Asset Quality"), actual loan loss experience and loan portfolio growth. Earnings were negatively impacted in 2000 by a $1,802,000 provision for loan losses compared to provisions of $1,200,000 in 2001 and $511,000 in 1999. Of the total 2000 provision, $835,000 was recorded in the second quarter, which amount included approximately $450,000 that was merger related as discussed below, while the remainder resulted from increases in historical charge-off trends.

   The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.17% at December 31, 2001, 1.13% at December 31, 2000 and .91% at December 31, 1999. The increase in the allowance percentage from December 31, 1999 to December 31, 2000 resulted largely from the provision component of approximately $450,000 for the second quarter of 2000 to align the credit risk methodologies of FNB Corp. and Carolina Fincorp, while the increase from December 31, 2000 to December 31, 2001 related primarily to asset quality considerations and increases in historical charge-off trends.

Noninterest Income

   Noninterest income increased $1,399,000 or 31.1% in 2001 and $433,000 or 10.6% in 2000, reflecting in part the general increase in the volume of business. The 2001 increase was primarily due to a $678,000 increase in the net gain on sales of loans and to a $626,000 increase in income on bank owned life insurance. As discussed in the "Overview", a balance sheet restructuring project resulted in single premium purchases of life insurance amounting to $10,000,000 in December 2000. Income resulting from the bank owned life insurance is not subject to income tax. The net gain on loans sold included a net gain of $151,000 in the 2001 first quarter and $50,000 in the 2000 fourth quarter related to loans sold in connection with the restructuring project. The increase in service charges on deposit accounts in both 2001 and 2000 was primarily due to the improved fee collection efforts that became effective in 2000 subsequent to the first quarter. The decrease in annuity and brokerage commissions in both 2001 and 2000 was largely related to a general decrease in the volume of sales of annuity products. Other income was positively impacted in 2000 by a $76,000 gain on the sale of an investment and by a net gain on sales of other real estate that exceeded the net gain recorded in 1999 while a net loss was incurred on these sales in 2001.

Noninterest Expense

   Excluding merger-related expenses of $2,796,000 recorded in the second quarter of 2000, noninterest expense was $376,000 or 2.4% higher in 2001. The nominal increase in the level of noninterest expense in 2001 reflects in part the successful implementation of synergies following the merger with Carolina Fincorp on April 10, 2000 as discussed in the "Overview". Personnel expense was impacted by increased staffing requirements and by normal salary adjustments. The decrease in furniture and equipment expense was due mainly to the reduction in depreciation expense related to computer networks that became fully depreciated in the third and fourth quarters of 2000. The cost of data processing services was higher in 2000 than in 2001 because of the outside data processing services employed by Richmond Savings until its merger into First National Bank and Trust Company on June 26, 2000. While benefiting from a reduction in advertising and marketing expense, other expense was negatively impacted in 2001 by increased expenses related to nonperforming assets.

   Noninterest expense, excluding merger-related expenses, was $619,000 or 4.1% higher in 2000 due largely to increased personnel expense and the continuing effects of inflation. The level of noninterest expense was further affected by the opening of a new branch office in August 1999 (see "Business Development Matters"). The components of noninterest expense were affected by the major data processing conversion completed in the first quarter of 1999, which conversion ultimately resulted in a major reduction in the cost of data processing services provided by outside processors. The cost of outside data processing services continued for Richmond Savings until its merger into First National Bank and Trust Company on June 26, 2000. Personnel expense was impacted by increased staffing requirements, especially as related to the data processing conversion and to the opening of the new branch office, and by normal salary adjustments. Personnel expense was further negatively affected in 2000 by a special group medical insurance assessment of $176,000 in the second quarter. Additionally, group medical insurance rates were increased approximately 39% in the 2000 second quarter. Furniture and equipment expense increased largely as a result of the data processing conversion, especially for depreciation and maintenance charges.

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

Table 3
Merger-Related Expenses

                                                              2000
                                                         --------------
                                                         (in thousands)
        Professional fees...............................     $  569
        Investment banking fees.........................        558
        Contract termination costs......................        467
        ESOP and restricted stock plan termination costs        385
        Data processing conversion fees.................        209
        Severance payments..............................        161
        Other merger expenses...........................        447
                                                             ------
           Total........................................     $2,796
                                                             ======

Income Taxes

   The effective income tax rate declined from 32.8% in 2000 to 28.4% in 2001 due principally to the nondeductibility of certain merger-related expenses in 2000 and to a decrease in the ratio of taxable to tax-exempt income. The effective income tax rate increased from 30.9% in 1999 to 32.8% in 2000 due principally to the nondeductibility of certain merger-related expenses.

Liquidity

   Liquidity refers to the continuing ability of the Bank to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to the Parent Company for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from five major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold, (c) lines for the purchase of federal funds from other banks, (d) the $71,200,000 line of credit established at the Federal Home Loan Bank, less existing advances against that line, and (e) the investment securities portfolio. All debt securities are of investment grade quality and, if the need arises, can be promptly liquidated on the open market or pledged as collateral for short-term borrowing.

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

Contractual Obligations

   Under existing contractual obligations, the Bank will be required to make payments in future periods. The following table presents aggregated information about the payments due under such contractual obligations at December 31, 2001. Transaction deposit accounts with indeterminate maturities have been classified as having payments due in one year or less.

Table 4
Contractual Obligations

                                       Payments due by Period at December 31, 2001
                                       -------------------------------------------
                                          One    One to  Three to  Over
                                        Year or  Three     Five    Five
                                         Less    Years    Years    Years   Total
                                       --------  ------- -------- ------- --------
                                                 (dollars in thousands)
Deposits.............................. $426,720  $38,325 $15,185  $    -- $480,230
Retail repurchase agreements..........   14,812       --      --       --   14,812
Federal Home Loan Bank advances.......       --       --      --   30,000   30,000
Federal funds purchased...............    6,000       --      --       --    6,000
Lease obligations.....................       48       33      16       50      147
                                       --------  ------- -------  ------- --------
   Total contractual cash obligations. $447,580  $38,358 $15,201  $30,050 $531,189
                                       ========  ======= =======  ======= ========

Commitments, Contingencies and Off-Balance Sheet Risk

   In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. At December 31, 2001, a summary of significant commitments is as follows:

                   Commitments to extend credit $103,135,000
                   Standby letters of credit...      351,000

   In management's opinion, these commitments will be funded from normal operations with not more than the normal risk of loss.

   Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

   Standby letters of credit are commitments issued by the Corporation to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that in extending loans to customers.

   There were no binding commitments for the origination of mortgage loans intended to be held for sale at December 31, 2001 and 2000.

   The Corporation does not have any special purpose entities or other similar forms of off-balance sheet financing.

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

   The Bank's balance sheet was liability-sensitive at December 31, 2001. A liability-sensitive position means that in gap measurement periods of one year or less there are more liabilities than assets subject to immediate repricing as market rates change. Because immediately rate sensitive interest-bearing liabilities exceed rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

   Table 5 presents information about the periods in which the interest-sensitive assets and liabilities at December 31, 2001 will either mature or be subject to repricing in accordance with market rates, and the resulting interest-sensitivity gaps. This table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of what the sensitivity will be on other dates. As a simplifying assumption concerning repricing behavior, 50% of the interest-bearing demand, savings and money market deposits are assumed to reprice immediately and 50% are assumed to reprice beyond one year.

Table 5
Interest Rate Sensitivity Analysis

                                                       December 31, 2001
                                       ------------------------------------------------
                                           Rate Maturity In Days
                                       ----------------------------   Beyond
                                         1-90     91-180   181-365   One Year   Total
                                       --------  --------  --------  --------  --------
                                                    (dollars in thousands)
Earning Assets
 Loans................................ $187,696  $ 17,354  $ 27,492  $159,090  $391,632
 Investment securities................      579       929       646   160,996   163,150
 Federal funds sold...................      127        --        --        --       127
                                       --------  --------  --------  --------  --------
   Total earning assets...............  188,402    18,283    28,138   320,086   554,909
                                       --------  --------  --------  --------  --------
Interest-Bearing Liabilities
 Interest-bearing deposits:
   Demand deposits....................   29,603        --        --    29,604    59,207
   Savings deposits...................   17,209        --        --    17,210    34,419
   Money market deposits..............   23,435        --        --    23,435    46,870
   Time deposits of $100,000 or more..   50,048    29,335    18,621    11,183   109,187
   Other time deposits................   46,702    36,862    58,016    39,878   181,458
 Retail repurchase agreements.........   14,812        --        --        --    14,812
 Federal Home Loan Bank advances......       --        --        --    30,000    30,000
 Federal funds purchased..............    6,000        --        --        --     6,000
                                       --------  --------  --------  --------  --------
   Total interest-bearing liabilities.  187,809    66,197    76,637   151,310   481,953
                                       --------  --------  --------  --------  --------
Interest Sensitivity Gap.............. $    593  $(47,914) $(48,499) $168,776  $ 72,956
                                       ========  ========  ========  ========  ========
Cumulative gap........................ $    593  $(47,321) $(95,820) $ 72,956  $ 72,956
Ratio of interest-sensitive assets to
 interest-sensitive liabilities.......      100%       28%       37%      212%      115%

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

   Table 6 presents information about the contractual maturities, average interest rates and estimated fair values of financial instruments considered market risk sensitive at December 31, 2001.

Table 6
Market Risk Analysis of Financial Instruments

                                 Contractual Maturities at December 31, 2001
                         -----------------------------------------------------------
                                                                   Beyond            Average  Estimated
                                                                    Five             Interest   Fair
                           2002    2003    2004    2005    2006    Years     Total   Rate (1)   Value
                         -------- ------- ------- ------- ------- -------- --------- -------- ---------
                                                     (dollars in thousands)
Financial Assets
 Debt securities (2).... $  2,121 $ 2,818 $ 1,724 $ 2,355 $   959 $148,727  $158,704   6.95%  $160,144
 Loans (3):
   Fixed rate...........   51,493  19,885  21,996  13,854  13,753   47,804   168,785   8.40    181,970
   Variable rate........   70,359  32,334  35,743  15,891  13,741   54,779   222,847   6.13    223,061
 Federal funds sold.....       --      --      --      --      --       --       127   1.65        127
                         -------- ------- ------- ------- ------- -------- ---------          --------
     Total.............. $123,973 $55,037 $59,463 $32,100 $28,453 $251,310  $550,463   7.06   $565,302
                         ======== ======= ======= ======= ======= ======== =========          ========
Financial Liabilities
 Interest-bearing demand
   deposits............. $     -- $    -- $    -- $    -- $    -- $     --  $ 59,207    .61   $ 59,207
 Savings deposits.......       --      --      --      --      --       --    34,419    .99     34,419
 Money market
   deposits.............       --      --      --      --      --       --    46,870   1.93     46,870
 Time deposits:
   Fixed rate...........  233,167  15,294  14,596   2,149  12,890       --   278,096   4.06    284,383
   Variable rate........    3,968   7,885     550     146      --       --    12,549   4.65     12,918
   Retail repurchase
   agreements...........       --      --      --      --      --       --    14,812   1.92     14,812
 Federal Home Loan
   Bank advances........       --      --      --      --      --   30,000    30,000   4.82     33,168
 Federal funds
   purchased............       --      --      --      --      --       --     6,000   1.71      6,000
                         -------- ------- ------- ------- ------- -------- ---------          --------
     Total.............. $237,135 $23,179 $15,146 $ 2,295 $12,890 $ 30,000  $481,953   3.18   $491,777
                         ======== ======= ======= ======= ======= ======== =========          ========

--------
(1) The average interest rate related to debt securities is stated on a fully taxable equivalent basis, assuming a 34% federal income tax rate and applicable state income tax rate, reduced by the nondeductible portion of interest expense.

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

   At December 31, 2001, FNB Corp. and the Bank were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital. Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%. At December 31, 2001, FNB Corp. and the Bank had total capital ratios of 14.29% and 13.56%, respectively, and Tier 1 capital ratios of 13.22% and 12.50%.

   The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At December 31, 2001, FNB Corp. and the Bank had leverage capital ratios of 9.39% and 8.87%, respectively.

   The Bank is also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, the Bank must have a minimum ratio for total capital of 10.00%, for Tier 1 capital of 6.00% and for leverage capital of 5.00%. As noted above, the Bank met all of those ratio requirements at December 31, 2001 and, accordingly, is well-capitalized under the regulatory framework for prompt corrective action.

Balance Sheet Review

   Asset growth, affected by the general slowdown in the economy, was at a much lower rate in 2001 than in 2000. Total assets increased $28,103,000 or 5.0% in 2001 compared to $48,171,000 or 9.3% in 2000. Deposits grew $7,782,000 or 1.6%
and $45,438,000 or 10.6%, respectively, in the same periods. A significant portion of the 2001 asset growth was funded by advances totaling $15,000,000 from the Federal Home Loan Bank, which added to the initial $15,000,000 level of advances obtained from the FHLB in 1999. Retail repurchase agreements increased $3,611,000 in 2001 following a $534,000 increase in 2000. The average asset growth rates were 7.7% in 2001 and 11.0% in 2000. The corresponding average deposit growth rates were 5.3% and 11.5%.

   Certain balance sheet restructuring matters are discussed in the "Overview".

Investment Securities

   Investments are carried on the consolidated balance sheet at estimated fair value for available-for-sale securities and at amortized cost for held-to-maturity securities. Table 7 presents information, on the basis of selected maturities, about the composition of the investment securities portfolio for each of the last three years. As discussed in "Accounting Pronouncement Matters", on January 1, 2001, the Corporation transferred all of its securities from the held-to-maturity portfolio to the available-for-sale portfolio in connection with the adoption of Statement of Financial Accounting Standards No. 133.

Table 7
Investment Securities Portfolio Analysis

                                                             December 31
                                           ------------------------------------------------
                                                        2001                2000     1999
                                           -----------------------------  -------- --------
                                                     Estimated  Taxable
                                           Amortized   Fair    Equivalent Carrying Carrying
                                             Cost      Value   Yield (1)   Value    Value
                                           --------- --------- ---------- -------- --------
                                                        (dollars in thousands)
Available for Sale
U.S. Treasury:
 Within one year.......................... $     --  $     --       --%   $   753  $   758
 One to five years........................       --        --       --         --      250
                                           --------  --------             -------  -------
   Total..................................       --        --       --        753    1,008
                                           --------  --------             -------  -------
U.S. Government agencies and corporations:
 Within one year..........................    1,000     1,021     6.23      3,240    1,492
 One to five years........................    2,749     2,909     6.56     25,975   13,131
 Five to ten years........................   79,844    81,072     6.84     38,563   43,214
 Over ten years...........................   46,138    45,782     6.69      1,494       --
                                           --------  --------             -------  -------
   Total..................................  129,731   130,784     6.78     69,272   57,837
                                           --------  --------             -------  -------
Mortgage-backed securities................      330       341     7.04         --       --
                                           --------  --------             -------  -------
State, county and municipal:
 Within one year..........................    1,118     1,130     9.06         --       --
 One to five years........................    4,321     4,471     7.93         --       --
 Five to ten years........................   10,231    10,556     7.93         --       --
 Over ten years...........................    9,372     9,067     6.99         --       --
                                           --------  --------             -------  -------
   Total..................................   25,042    25,224     7.63         --       --
                                           --------  --------             -------  -------
Other debt securities:
 Within one year..........................       --        --       --         --       --
 One to five years........................      500       521     6.48         --       --
 Five to ten years........................      493       504     6.66         --       --
 Over ten years...........................    2,608     2,770     9.29         --       --
                                           --------  --------             -------  -------
   Total..................................    3,601     3,795     8.61         --       --
                                           --------  --------             -------  -------
Total debt securities.....................  158,704   160,144     6.95     70,025   58,845
Equity securities.........................    2,981     3,006               2,998    2,220
                                           --------  --------             -------  -------
   Total available-for-sale securities.... $161,685  $163,150             $73,023  $61,065
                                           ========  ========             =======  =======
Held to Maturity
U.S. Government agencies and corporations:
 Within one year.......................... $     --  $     --       --    $ 3,499  $ 1,001
 One to five years........................       --        --       --     28,190    7,796
 Five to ten years........................       --        --       --      4,400   28,292
                                           --------  --------             -------  -------
   Total..................................       --        --       --     36,089   37,089
                                           --------  --------             -------  -------
Mortgage-backed securities................       --        --       --        483      594
                                           --------  --------             -------  -------
State, county and municipal:
 Within one year..........................       --        --       --      1,092    1,330
 One to five years........................       --        --       --      4,483    4,495
 Five to ten years........................       --        --       --      7,637    6,645
 Over ten years...........................       --        --       --      6,523    7,578
                                           --------  --------             -------  -------
   Total..................................       --        --       --     19,735   20,048
                                           --------  --------             -------  -------
Other debt securities:
 Within one year..........................       --        --       --         --       --
 One to five years........................       --        --       --        499      499
 Five to ten years........................       --        --       --        492      491
 Over ten years...........................       --        --       --      2,063       --
                                           --------  --------             -------  -------
   Total..................................       --        --       --      3,054      990
                                           --------  --------             -------  -------
Total held-to-maturity securities......... $     --  $     --       --    $59,361  $58,721
                                           ========  ========             =======  =======

--------
(1) Yields are stated on a fully taxable equivalent basis, assuming a 34% federal income tax rate and applicable state income tax rate, reduced by the nondeductible portion of interest expense.

   Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. In general, since there was growth in total assets in 2001 but a decrease in loans outstanding, the level of investment securities was increased $30,766,000 or 23.2%. This growth in investment securities also related to certain balance sheet strategies, including a restructuring project that commenced in the 2000 fourth quarter (see "Overview") whereby certain loans were sold with the reinvestment of such funds planned for other asset categories including investment securities. Additionally, the funds obtained from advances totaling $15,000,000 from the Federal Home Loan Bank in 2001 were primarily utilized for the purchase of investment securities. In 2000, because the growth in total assets exceeded that for loans and as investments were further impacted by the balance sheet restructuring project, the level of investment securities was increased $12,598,000 or 10.5%. Investable funds not otherwise utilized are temporarily invested on an overnight basis as federal funds sold, the level of which is affected by such considerations as near-term loan demand and liquidity needs. Based on funds requirements, the Bank was a net purchaser of funds at December 31, 2001.

Loans

   The Corporation's primary source of revenue and largest component of earning assets is the loan portfolio. Reflecting the general slowdown in the economy and as further impacted by the balance sheet restructuring project discussed below, loans decreased $4,105,000 or 1.0% in 2001 after experiencing growth of $34,897,000 or 9.7% in 2000. Average loans increased $5,828,000 or 1.5% and
$56,849,000 or 17.3%, respectively. The ratio of average loans to average deposits decreased from 84.8% in 2000 to 81.7% in 2001. The ratio of loans to deposits at December 31, 2001 was 81.6%.

   Table 8 sets forth the major categories of loans for each of the last five years. The maturity distribution and interest sensitivity of selected loan categories at December 31, 2001 are presented in Table 9.

Table 8
Loan Portfolio Composition

                                                             December 31
                              --------------------------------------------------------------------------
                                   2001           2000           1999           1998           1997
                              -------------- -------------- -------------- -------------- --------------
                               Amount    %    Amount    %    Amount    %    Amount    %    Amount    %
                              -------- ----- -------- ----- -------- ----- -------- ----- -------- -----
                                                        (dollars in thousands)
Commercial and agricultural.. $177,577  46.9 $160,057  41.5 $125,331  34.7 $ 99,055  32.0 $ 84,221  28.6
Real estate -- construction..   11,249   3.0    5,734   1.5    5,472   1.5    8,056   2.6    7,801   2.6
Real estate -- mortgage:
    1-4 family residential...  146,347  38.6  165,057  42.8  170,577  47.3  151,552  49.0  146,588  49.7
    Commercial and other.....   15,269   4.0   16,050   4.2   22,214   6.2   21,423   6.9   24,535   8.3
Consumer.....................   20,978   5.5   25,290   6.5   30,340   8.4   29,477   9.5   31,772  10.8
Leases.......................    7,376   2.0   13,679   3.5    6,832   1.9       --    --       --    --
                              -------- ----- -------- ----- -------- ----- -------- ----- -------- -----
Loans held for investment....  378,796 100.0  385,867 100.0  360,766 100.0  309,563 100.0  294,917 100.0
                                       =====          =====          =====          =====          =====
Loans held for sale..........   12,836          9,870             74          5,276          1,608
                              --------       --------       --------       --------       --------
Gross loans.................. $391,632       $395,737       $360,840       $314,839       $296,525
                              ========       ========       ========       ========       ========

Table 9
Selected Loan Maturities

                                              December 31, 2001
                                   ---------------------------------------
                                   One Year   One to      Over
                                   or Less  Five Years Five Years  Total
                                   -------- ---------- ---------- --------
                                               (in thousands)
      Commercial and agricultural. $63,534   $81,569    $32,474   $177,577
      Real estate -- construction.   6,410     3,428      1,411     11,249
                                   -------   -------    -------   --------
          Total selected loans.... $69,944   $84,997    $33,885   $188,826
                                   =======   =======    =======   ========
      Sensitivity to rate changes:
        Fixed interest rates...... $18,592   $33,644    $12,817   $ 65,053
        Variable interest rates...  51,352    51,353     21,068    123,773
                                   -------   -------    -------   --------
          Total................... $69,944   $84,997    $33,885   $188,826
                                   =======   =======    =======   ========

   While the level of the entire loan portfolio was adversely impacted in 2001 by the general slowdown of the economy, the commercial and agricultural loan portfolio did experience a gain. The level of the 1-4 family residential mortgage loan portfolio has been specifically affected by the balance sheet restructuring project adopted in the 2000 fourth quarter and discussed in the "Overview". The specific aim of the restructuring project was to reduce the level of lower yielding, 1-4 family residential mortgage loans by selling those loans and redeploying the funds in other types of assets, including specific purchases of bank owned life insurance and a more general redeployment to other loan programs and investment securities. 1-4 family residential mortgage loans totaling $20,938,000 were transferred to loans held for sale, and of that amount, $12,199,000 were sold in 2000 and the remainder were sold in the first quarter of 2001. Funds obtained from these sales were primarily redeployed to single premium purchases of life insurance amounting to $10,000,000 in December 2000 and to purchases of investment securities.

Asset Quality

   Management considers the Bank's asset quality to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. As part of the loan review function, a third party assessment group is employed to review the underwriting documentation and risk grading analysis.

   In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to a review of individual loans, historical loan loss experience, the value and adequacy of collateral, and economic conditions in the Bank's market area. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments about information available to them at the time of their examination. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance.

   At December 31, 2001, the Bank had impaired loans which totaled $512,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $155,000. At December 31, 2000, the Bank had impaired loans which totaled $321,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $73,000.

   A model that considers both allocated and unallocated components of the allowance for loan losses is used on a quarterly basis to analyze the adequacy of the allowance to absorb probable losses inherent in the loan portfolio. Homogeneous pools of loans are segregated, and classifications of individual loans within certain of these pools are identified using risk grades derived from regulatory guidelines. Allocations of estimated reserves are assigned to the most adversely classified loans based upon an individual analysis of present-value repayment and/or liquidation projections of each loan. The reserve is allocated to each pool, and remaining classifications within pools, based upon a two-year historical loss ratio, concentrations within industries, economic and industry-specific trends, portfolio trends, and other subjective factors. An additional portion of the reserve is unallocated to any specific portion of the loan portfolio, and is based upon the mix and weight of the several homogeneous pools. The determination within the allowance model of allocated and unallocated components is not necessarily indicative of future losses or allocations. The entire balance of the allowance for loan losses is available to absorb losses in the loan portfolio.

   The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.17% at December 31, 2001, 1.13% at December 31, 2000 and .91% at December 31, 1999. The increase in the allowance percentage from December 31, 1999 to December 31, 2000 resulted largely from the merger-related component of the provision for loan losses of approximately $450,000 in 2000 to align the credit risk methodologies of FNB Corp. and Carolina Fincorp, Inc., while the increase from December 31, 2000 to December 31, 2001 related primarily to asset quality considerations and increases in historical charge-off trends.

   Management believes the allowance for loan losses of $4,417,000 at December 31, 2001 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management's judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no asssurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Corporation.

   Table 10 presents an analysis of the changes in the allowance for loan losses and of the level of nonperforming assets for each of the last five years. Information about management's allocation of the allowance for loan losses by loan category is presented in Table 11.

Table 10
Allowance for Loan Losses and Nonperforming Assets

                                                    2001    2000    1999    1998    1997
                                                   ------  ------  ------  ------  ------
                                                           (dollars in thousands)
Allowance for Loan Losses
 Balance at beginning of year..................... $4,352  $3,289  $2,954  $2,694  $2,375
 Charge-offs:
   Commercial and agricultural....................    152     603      49       9      66
   Real estate -- construction....................     --      --      --      --      --
   Real estate -- mortgage........................     10      21       2      --       2
   Consumer.......................................    395     277     306     387     449
   Leases.........................................    702      12      --      --      --
                                                   ------  ------  ------  ------  ------
     Total charge-offs............................  1,259     913     357     396     517
                                                   ------  ------  ------  ------  ------
 Recoveries:
   Commercial and agricultural....................     63     117      16      16      14
   Real estate -- construction....................     --      --      --      --      --
   Real estate -- mortgage........................      8       6      --      --      11
   Consumer.......................................     96     130     138     158     141
   Leases.........................................     --      --      --      --      --
                                                   ------  ------  ------  ------  ------
     Total recoveries.............................    167     253     154     174     166
                                                   ------  ------  ------  ------  ------
 Net loan charge-offs.............................  1,092     660     203     222     351
 Provision for loan losses (1)....................  1,200   1,802     511     482     670
 Allowance adjustment for loans sold..............    (43)    (79)     --      --      --
 Adjustment to conform fiscal periods.............     --      --      27      --      --
                                                   ------  ------  ------  ------  ------
 Balance at end of year........................... $4,417  $4,352  $3,289  $2,954  $2,694
                                                   ======  ======  ======  ======  ======
Nonperforming Assets, at end of year
 Nonaccrual loans................................. $4,144  $1,478  $1,602  $  855  $  257
 Accruing loans past due 90 days or more..........    609     367     298     263     167
                                                   ------  ------  ------  ------  ------
     Total nonperforming loans....................  4,753   1,845   1,900   1,118     424
 Foreclosed assets................................    123      33       3      --      23
 Other real estate owned..........................    758     163     423      20      27
                                                   ------  ------  ------  ------  ------
     Total nonperforming assets................... $5,634  $2,041  $2,326  $1,138  $  474
                                                   ======  ======  ======  ======  ======
Ratios
 Net loan charge-offs to average loans............    .28%    .17%    .06%    .07%    .13%
 Net loan charge-offs to allowance for loan losses  24.72   15.17    6.17    7.52   13.03
 Allowance for loan losses to loans held for
   investment.....................................   1.17    1.13     .91     .95     .91
 Total nonperforming loans to loans held for
   investment.....................................   1.25     .48     .53     .36     .14

--------
(1) Approximately $450,000 of the total provision for loan losses in 2000 was related to aligning the credit risk methodologies of FNB Corp. and Carolina Fincorp, Inc.

Table 11
Allocation of Allowance For Loan Losses

                                                      December 31
                                           ----------------------------------
                                            2001   2000   1999   1998   1997
                                           ------ ------ ------ ------ ------
                                                     (in thousands)
   Commercial and agricultural............ $1,590 $1,714 $1,070 $  821 $  719
   Real estate -- construction............     15     21     14     31     23
   Real estate -- mortgage................    776    982    735    643    633
   Consumer...............................    934  1,076  1,023  1,027    971
   Leases.................................    734    201     58     --     --
   Unallocated............................    368    358    389    432    348
                                           ------ ------ ------ ------ ------
        Total allowance for loan losses... $4,417 $4,352 $3,289 $2,954 $2,694
                                           ====== ====== ====== ====== ======

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

   The Bank's level and mix of deposits has been specifically affected by the following factors. Money market deposits, which increased $10,969,000 in 2001, were the most significant factor resulting in the 2001 gain in deposits. Time deposits, reflecting the effect of promotions for premium-rate certificates of deposits, grew $43,867,000 in 2000, accounting for the majority of total deposit growth in that year. In 2001, time deposits decreased by $9,079,000. Further, the level of time deposits obtained from governmental units fluctuates, amounting to $53,573,000, $46,800,000, and $39,179,000 at December
31, 2001, 2000 and 1999, respectively.

   Table 12 shows the year-end and average deposit balances for the years 2001, 2000 and 1999 and the changes in 2001 and 2000.

Table 12
Analysis of Deposits

                                                     2001                    2000            1999
                                            ----------------------  ----------------------  --------
                                                      Change from             Change from
                                                       Prior Year              Prior Year
                                                     -------------           -------------
                                            Balance  Amount    %    Balance  Amount    %    Balance
                                            -------- -------  ----  -------- -------  ----  --------
                                                             (dollars in thousands)
Year-End Balances
 Interest-bearing deposits:
   Demand deposits......................... $ 59,207 $ 2,726   4.8  $ 56,481 $(1,532) (2.6) $ 58,013
   Savings deposits........................   34,419     (22)  (.1)   34,441  (1,438) (4.0)   35,879
   Money market deposits...................   46,870  10,969  30.6    35,901   1,974   5.8    33,927
                                            -------- -------        -------- -------        --------
       Total...............................  140,496  13,673  10.8   126,823    (996)  (.8)  127,819
   Certificates and other time deposits....  290,645  (9,079) (3.0)  299,724  43,867  17.1   255,857
                                            -------- -------        -------- -------        --------
       Total interest-bearing deposits.....  431,141   4,594   1.1   426,547  42,871  11.2   383,676
   Noninterest-bearing demand deposits.....   49,089   3,188   6.9    45,901   2,567   5.9    43,334
                                            -------- -------        -------- -------        --------
       Total deposits...................... $480,230 $ 7,782   1.6  $472,448 $45,438  10.6  $427,010
                                            ======== =======        ======== =======        ========
Average Balances
 Interest-bearing deposits:
   Demand deposits......................... $ 55,656 $(1,676) (2.9) $ 57,332 $ 2,203   4.0  $ 55,129
   Savings deposits........................   34,351  (1,493) (4.2)   35,844  (1,727) (4.6)   37,571
   Money market deposits...................   42,886   8,088  23.2    34,798   2,959   9.3    31,839
                                            -------- -------        -------- -------        --------
       Total...............................  132,893   4,919   3.8   127,974   3,435   2.8   124,539
   Certificates and other time deposits....  299,787  20,201   7.2   279,586  40,297  16.8   239,289
                                            -------- -------        -------- -------        --------
       Total interest-bearing deposits.....  432,680  25,120   6.2   407,560  43,732  12.0   363,828
   Noninterest-bearing demand deposits.....   46,012    (847) (1.8)   46,859   3,313   7.6    43,546
                                            -------- -------        -------- -------        --------
       Total deposits...................... $478,692 $24,273   5.3  $454,419 $47,045  11.5  $407,374
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

   As further discussed in the "Overview" and in Note 2 to Consolidated Financial Statements, on February 11, 2002, the Corporation entered into a definitive merger agreement to acquire Rowan Bancorp, Inc. ("Rowan Bancorp"), holding company for Rowan Savings Bank, SSB, Inc. ("Rowan Bank"), headquartered in China Grove, North Carolina. Under the terms of the agreement, Rowan Bancorp will be merged with a wholly-owned subsidiary of FNB Corp. formed for the purposes of effecting the merger, immediately after which, the subsidiary will be merged into FNB Corp. Rowan Bank will then become a separate subsidiary of FNB Corp. The merger is anticipated to close early in the third quarter of 2002.

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

   In the 1998 fourth quarter, the Bank received regulatory approval for establishment of a new branch office in Trinity, North Carolina. Construction of the permanent Trinity facility was completed in February 2002, resulting in a total capital outlay of approximately $1,400,000. Prior to completion of the permanent facility, a temporary mobile office, which opened in August 1999, was operated at this site.

   In March 2002, the Bank filed for regulatory approval for establishment of a new branch office in Pinehurst, North Carolina. The current intent is to lease a facility which had previously been used as a banking office by another financial institution. No significant capital outlay is expected.

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

                                           Securities Transferred
                                       -----------------------------



                                                 Estimated Unrealized
                                       Amortized   Fair       Gain
                                         Cost      Value     (Loss)
                                       --------- --------- ----------
                                               (in thousands)
          U.S. Government agencies and
            corporations..............  $36,089   $35,759    $(330)
          Mortgage-backed securities..      483       488        5
          State, county and municipal.   19,735    20,352      617
          Other debt securities.......    3,054     3,128       74
                                        -------   -------    -----
               Total..................  $59,361   $59,727    $ 366
                                        =======   =======    =====

   As of January 1, 2001, the transfer of the securities had a net of tax effect of $242,000 on other comprehensive income.

   On January 1, 2001, the Corporation had no embedded derivative instruments requiring separate accounting treatment. The Corporation does not engage in hedging activities and has identified fixed rate conforming loan commitments as its only freestanding derivative instruments. The fair value of these commitments was not material and therefore the adoption of SFAS No. 133 on January 1, 2001, did not have a material impact on the Corporation's consolidated financial statements. The fair value of these commitments at December 31, 2001 was not material to the Corporation's consolidated financial statements. The Corporation had no other derivative instruments requiring separate accounting treatment at December 31, 2001.

   In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of SFAS No. 125" ("SFAS No. 140"), which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosure. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Corporation adopted the provisions of SFAS No. 140 effective April 1, 2001 with no material impact.

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Also, SFAS No. 142 will require that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

   The Corporation was required to adopt the provisions of SFAS No. 141 as of June 30, 2001 and will adopt SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate accounting literature issued prior to SFAS No. 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized in 2001 prior to the adoption of SFAS No. 142 on January 1, 2002.

   SFAS No. 141 requires, upon adoption of SFAS No. 142, that the Corporation evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, The Corporation will be required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, any intangible asset classified as goodwill under SFAS No. 142 will be subjected to a transitional impairment test during the first six months of 2002 based on the level of goodwill as of January 1, 2002. Any impairment losses identified as a result of this transitional impairment test will be recognized in the 2002 statement of income as the effect of a change in accounting principle.

   As of December 31, 2001, the Corporation had no goodwill and had intangible assets, totaling $1,000, related to deposit and branch purchase acquisitions that are being accounted for in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking and Thrift Institutions". SFAS No. 72, which was not amended by SFAS No. 142, requires that identified intangible assets and unidentified intangible assets associated with deposit and branch purchase acquisitions be amortized into expense. Accordingly, these intangible assets will continue to be amortized over their useful lives (generally ten years). Management periodically reviews the useful lives of these assets and adjusts them downward where appropriate. The amortization expense associated with these intangible assets was $9,000, $14,000, and $19,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. SFAS No. 143 requires the Corporation to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Corporation also is to record a corresponding increase to the carrying amount of the related long-lived asset and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. This statement is effective for fiscal years beginning after June 15, 2002. At this time, the Corporation is assessing the impact of SFAS No. 143 on its financial condition and results of operations.

   In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance on differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Statement 144 also supersedes APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Corporation does not expect adoption of SFAS No. 144 to have a material effect on its consolidated financial statements.

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

Table 13
Quarterly Financial Data

                                                      First     Second   Third    Fourth
                                                     -------   -------  -------  -------
                                                    (in thousands, except per share data)
2001
Interest income.................................... $10,677    $10,519  $10,269  $ 9,795
Interest expense...................................   5,769      5,565    5,015    4,143
                                                     -------   -------  -------  -------
Net interest income................................   4,908      4,954    5,254    5,652
Provision for loan losses..........................     120        165      205      710
                                                     -------   -------  -------  -------
Net interest income after provision for loan losses   4,788      4,789    5,049    4,942
Noninterest income.................................   1,426      1,488    1,453    1,533
Noninterest expense................................   3,839      4,071    4,097    4,070
                                                     -------   -------  -------  -------
Income before income taxes.........................   2,375      2,206    2,405    2,405
Income taxes.......................................     693        608      685      677
                                                     -------   -------  -------  -------
Net income......................................... $ 1,682    $ 1,598  $ 1,720  $ 1,728
                                                     =======   =======  =======  =======
Per share data:
 Net income:
   Basic........................................... $   .33    $   .32  $   .34  $   .36
   Diluted.........................................     .33        .31      .34      .35
 Cash dividends declared...........................     .12        .12      .12      .17
 Common stock price (1):
   High............................................   15.00      14.90    15.75    15.99
   Low.............................................   11.88      12.00    13.65    13.85

2000
Interest income.................................... $ 9,814    $10,330  $10,734  $11,058
Interest expense...................................   4,632      5,013    5,445    5,818
                                                     -------   -------  -------  -------
Net interest income................................   5,182      5,317    5,289    5,240
Provision for loan losses..........................     157        835      160      650
                                                     -------   -------  -------  -------
Net interest income after provision for loan losses   5,025      4,482    5,129    4,590
Noninterest income.................................   1,093      1,147    1,070    1,191
Merger related expense.............................      --      2,796       --       --
Noninterest expense................................   3,948      4,086    3,957    3,710
                                                     -------   -------  -------  -------
Income (loss) before income taxes..................   2,170     (1,253)   2,242    2,071
Income taxes (benefit).............................     689       (278)     698      605
                                                     -------   -------  -------  -------
Net income (loss).................................. $ 1,481    $  (975) $ 1,544  $ 1,466
                                                     =======   =======  =======  =======
Per share data:
 Net income (loss):
   Basic........................................... $   .30    $  (.19) $   .31  $   .29
   Diluted.........................................     .29       (.19)     .30      .29
 Cash dividends declared...........................     .12        .12      .12      .15
 Common stock price (1):
   High............................................   17.00      12.50    12.00    12.13
   Low.............................................   10.50       6.00     9.50    11.19

--------
(1) FNB Corp. common stock is traded on the NASDAQ National Market System under the symbol FNBN. At December 31, 2001, there were 1,653 shareholders of record.

                         INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS
FNB Corp.

   We have audited the accompanying consolidated balance sheets of FNB Corp. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNB Corp. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

Greenville, South Carolina
March 7, 2002

                           FNB CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                                     December 31
                                                                                                --------------------
                                                                                                  2001       2000
                                                                                                --------   --------
                                                                                                (in thousands, excep
                                                                                                     share data)
Assets
Cash and due from banks........................................................................ $ 13,490   $ 14,108
Federal funds sold.............................................................................      127         94
Investment securities:
 Available for sale, at estimated fair value (amortized cost of $161,685 in 2001 and $73,572 in
   2000).......................................................................................  163,150     73,023
 Held to maturity (estimated fair value of $59,727 in 2000)....................................       --     59,361
Loans:
 Loans held for sale...........................................................................   12,836      9,870
 Loans held for investment.....................................................................  378,796    385,867
 Less allowance for loan losses................................................................   (4,417)    (4,352)
                                                                                                --------   --------
     Net loans.................................................................................  387,215    391,385
                                                                                                --------   --------
Premises and equipment, net....................................................................   10,268      9,596
Other assets...................................................................................   19,492     18,072
                                                                                                --------   --------
     Total Assets.............................................................................. $593,742   $565,639
                                                                                                ========   ========
Liabilities and Shareholders' Equity
Deposits:
 Noninterest-bearing demand deposits........................................................... $ 49,089   $ 45,901
 Interest-bearing deposits:
   Demand, savings and money market deposits...................................................  140,496    126,823
   Time deposits of $100,000 or more...........................................................  109,187    101,584
   Other time deposits.........................................................................  181,458    198,140
                                                                                                --------   --------
     Total deposits............................................................................  480,230    472,448
Retail repurchase agreements...................................................................   14,812     11,201
Federal Home Loan Bank advances................................................................   30,000     15,000
Federal funds purchased........................................................................    6,000      4,750
Other liabilities..............................................................................    6,793      7,118
                                                                                                --------   --------
     Total Liabilities.........................................................................  537,835    510,517
                                                                                                --------   --------
Shareholders' equity:
 Preferred stock, $10.00 par value; authorized 200,000 shares, none issued.....................       --         --
 Common stock, $2.50 par value; authorized 10,000,000 shares, issued 4,763,261 shares in 2001
   and 5,059,641 shares in 2000................................................................   11,908     12,649
 Surplus.......................................................................................       --      2,836
 Retained earnings.............................................................................   43,032     40,000
 Accumulated other comprehensive income (loss).................................................      967       (363)
                                                                                                --------   --------
     Total Shareholders' Equity................................................................   55,907     55,122
                                                                                                --------   --------
     Total Liabilities and Shareholders' Equity................................................ $593,742   $565,639
                                                                                                ========   ========

Commitments (Note 17)

         See accompanying notes to consolidated financial statements.

                           FNB CORP. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                           Years Ended December 31
                                                    -------------------------------------
                                                        2001         2000        1999
                                                     ----------   ----------  ----------
                                                    (in thousands, except per share data)
Interest Income
 Interest and fees on loans........................ $   31,872   $   34,241   $   27,970
 Interest and dividends on investment securities:
   Taxable income..................................      8,203        6,331        6,430
   Non-taxable income..............................        986          981          991
 Other interest income.............................        199          383          431
                                                     ----------   ----------  ----------
     Total interest income.........................     41,260       41,936       35,822
                                                     ----------   ----------  ----------
Interest Expense
 Deposits..........................................     18,753       19,501       15,183
 Retail repurchase agreements......................        419          516          501
 Federal Home Loan Bank advances...................      1,273          819          433
 Other borrowed funds..............................         47           72           86
                                                     ----------   ----------  ----------
     Total interest expense........................     20,492       20,908       16,203
                                                     ----------   ----------  ----------
Net Interest Income................................     20,768       21,028       19,619
 Provision for loan losses.........................      1,200        1,802          511
                                                     ----------   ----------  ----------
Net Interest Income After Provision for Loan Losses     19,568       19,226       19,108
                                                     ----------   ----------  ----------
Noninterest Income
 Service charges on deposit accounts...............      2,537        2,236        2,058
 Annuity and brokerage commissions.................        271          414          482
 Cardholder and merchant services income...........        609          524          450
 Other service charges, commissions and fees.......        720          674          583
 Bank owned life insurance.........................        638           12           --
 Net gain on sales of loans........................        831          153          238
 Other income......................................        294          488          257
                                                     ----------   ----------  ----------
     Total noninterest income......................      5,900        4,501        4,068
                                                     ----------   ----------  ----------
Noninterest Expense
 Personnel expense.................................      9,137        8,534        7,792
 Occupancy expense.................................        824          835          788
 Furniture and equipment expense...................      1,423        1,709        1,472
 Data processing services..........................        703          831        1,188
 Merger related expenses...........................         --        2,796           --
 Other expense.....................................      3,990        3,792        3,842
                                                     ----------   ----------  ----------
     Total noninterest expense.....................     16,077       18,497       15,082
                                                     ----------   ----------  ----------
Income Before Income Taxes.........................      9,391        5,230        8,094
Income taxes.......................................      2,663        1,714        2,504
                                                     ----------   ----------  ----------
Net Income......................................... $    6,728   $    3,516   $    5,590
                                                     ==========   ==========  ==========
Net income per common share:
 Basic............................................. $     1.35   $      .70   $     1.11
 Diluted........................................... $     1.32   $      .69   $     1.09
Weighted average number of shares outstanding:
 Basic.............................................  4,988,084    5,035,529    5,022,403
 Diluted...........................................  5,080,767    5,077,937    5,138,365

         See accompanying notes to consolidated financial statements.

                           FNB CORP. AND SUBSIDIARY

   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                                      Accumulated
                                                      Common Stock                        ESOP and       Other
                                                   ------------------           Retained Restricted  Comprehensive
                                                    Shares    Amount   Surplus  Earnings Stock Plans Income (Loss)  Total
                                                   ---------  -------  -------  -------- ----------- ------------- -------
                                                                      (in thousands, except share data)
Balance, December 31, 1998........................ 5,160,756  $12,902  $ 4,205  $35,763    $(2,531)     $    51    $50,390
Comprehensive income:.............................
  Net income......................................        --       --       --    5,590         --           --      5,590
  Other comprehensive income:
    Unrealized securities losses, net of income
     tax benefit of $1,037........................        --       --       --       --         --       (2,009)    (2,009)
                                                                                                                   -------
  Total comprehensive income......................                                                                   3,581
                                                                                                                   -------
Cash dividends declared, $.51 per share...........        --       --       --   (2,285)        --           --     (2,285)
ESOP and restricted stock plan transactions.......        --       --      (64)      --        295           --        231
Common stock issued through:
  Dividend reinvestment plan......................        --       --       --       --         --           --         --
  Stock option plan...............................     7,224       19       77       --         --           --         96
Common stock repurchased..........................   (28,460)     (72)     (71)    (184)        --           --       (327)
Equity adjustment to conform fiscal periods.......        --       --      (16)     274        144          (20)       382
                                                   ---------  -------  -------  -------    -------      -------    -------
Balance, December 31, 1999........................ 5,139,520   12,849    4,131   39,158     (2,092)      (1,978)    52,068

Comprehensive income:
  Net income......................................        --       --       --    3,516         --           --      3,516
  Other comprehensive income:
    Unrealized securities gains, net of income
     taxes of $834................................        --       --       --       --         --        1,615      1,615
                                                                                                                   -------
  Total comprehensive income......................                                                                   5,131
                                                                                                                   -------
Cash dividends declared, $.51 per share...........        --       --       --   (2,674)        --           --     (2,674)
Cash paid for fractional shares in merger.........      (122)      --       (1)      --         --           --         (1)
ESOP and restricted stock plan transactions:
  Termination of plans............................   (93,113)    (233)  (1,342)      --      1,960           --        385
  Other transactions..............................        --       --      (17)      --        132           --        115
Common stock issued through:
  Dividend reinvestment plan......................     4,701       12       39       --         --           --         51
  Stock option plan...............................    15,355       38      114       --         --           --        152
Common stock repurchased..........................    (6,700)     (17)     (88)      --         --           --       (105)
                                                   ---------  -------  -------  -------    -------      -------    -------
Balance, December 31, 2000........................ 5,059,641   12,649    2,836   40,000         --         (363)    55,122

Comprehensive income:
  Net income......................................        --       --       --    6,728         --           --      6,728
  Other comprehensive income:
    Unrealized securities gains, net of income
     taxes of $684................................        --       --       --       --         --        1,330      1,330
                                                                                                                   -------
Total comprehensive income........................                                                                   8,058
                                                                                                                   -------
Cash dividends declared, $.53 per share...........        --       --       --   (2,618)        --           --     (2,618)
Common stock issued through:
  Stock option plan...............................    24,461       61      189       --         --           --        250
Common stock repurchased..........................  (320,841)    (802)  (3,025)  (1,078)        --           --     (4,905)
                                                   ---------  -------  -------  -------    -------      -------    -------
Balance, December 31, 2001........................ 4,763,261  $11,908  $    --  $43,032    $    --      $   967    $55,907
                                                   =========  =======  =======  =======    =======      =======    =======

         See accompanying notes to consolidated financial statements.

                           FNB CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Years Ended December 31
                                                                                     -----------------------------
                                                                                       2001       2000      1999
                                                                                     ---------  --------  --------
                                                                                             (in thousands)
Operating Activities
  Net income........................................................................ $   6,728  $  3,516  $  5,590
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization of premises and equipment.........................     1,144     1,465     1,359
    Provision for loan losses.......................................................     1,200     1,802       511
    Deferred income taxes...........................................................        20      (398)     (191)
    Deferred loan fees and costs, net...............................................       110       (22)      115
    Premium amortization and discount accretion of investment securities, net.......       (20)       47        (1)
    ESOP and restricted stock plan expenses.........................................        --       500       231
    Amortization of intangibles.....................................................         9        14        19
    Net decrease (increase) in loans held for sale..................................    (2,966)   11,142     5,096
    Decrease (increase) in other assets.............................................      (931)      631       436
    Increase (decrease) in other liabilities........................................      (452)    2,057      (354)
                                                                                     ---------  --------  --------
     Net Cash Provided by Operating Activities......................................     4,842    20,754    12,811
                                                                                     ---------  --------  --------
Investing Activities
  Available-for-sale securities:
    Proceeds from sales.............................................................        --        77       500
    Proceeds from maturities and calls..............................................   131,739     2,250    17,965
    Purchases.......................................................................  (160,460)  (11,761)  (30,039)
  Held-to-maturity securities:
    Proceeds from maturities and calls..............................................        --     2,434    13,039
    Purchases.......................................................................        --    (3,117)   (6,941)
  Net decrease (increase) in loans held for investment..............................     5,063   (47,948)  (46,246)
  Purchases of premises and equipment...............................................    (1,818)     (922)   (2,341)
  Purchases of life insurance contracts.............................................        --   (10,000)       --
  Other, net........................................................................      (373)     (108)      340
                                                                                     ---------  --------  --------
     Net Cash Used in Investing Activities..........................................   (25,849)  (69,095)  (53,723)
                                                                                     ---------  --------  --------
Financing Activities
  Net increase in deposits..........................................................     7,782    45,438    26,645
  Increase (decrease) in retail repurchase agreements...............................     3,611       534      (817)
  Increase in Federal Home Loan Bank advances.......................................    15,000        --    15,000
  Increase (decrease) in other borrowed funds.......................................     1,250    (2,985)    2,990
  Common stock issued...............................................................       250       203        96
  Common stock repurchased..........................................................    (4,905)     (105)     (327)
  Cash dividends and fractional shares paid.........................................    (2,566)   (2,465)   (2,284)
                                                                                     ---------  --------  --------
     Net Cash Provided by Financing Activities......................................    20,422    40,620    41,303
                                                                                     ---------  --------  --------
Net Increase (Decrease) in Cash and Cash Equivalents................................      (585)   (7,721)      391
Cash and cash equivalents at beginning of year......................................    14,202    21,923    23,253
Adjustment to conform fiscal periods................................................        --        --    (1,721)
                                                                                     ---------  --------  --------
Cash and Cash Equivalents at End of Year............................................ $  13,617  $ 14,202  $ 21,923
                                                                                     =========  ========  ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest........................................................................ $  21,502  $ 19,333  $ 16,128
    Income taxes....................................................................     2,994     1,879     3,025
  Noncash transactions:
    Transfer of held-to-maturity securities to available-for-sale securities........    59,361        --        --
    Loans held for investment transferred to loans held for sale....................        --    20,938        --
    Foreclosed loans transferred to other real estate...............................       673     1,173       549
    Unrealized securities gains (losses), net of income taxes.......................     1,330     1,615    (2,009)

         See accompanying notes to consolidated financial statements.

                           FNB CORP. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  Investment Securities

   Investment securities are categorized and accounted for as follows:

  . Held-to-maturity securities--Debt securities that the Corporation has the positive intent and ability to hold to maturity are reported at amortized cost.

  . Trading securities--Debt and equity securities bought and held principally for the purpose of being sold in the near future are reported at fair value, with unrealized gains and losses included in earnings.

  . Available-for-sale securities--Debt and equity securities not classified as either held-to-maturity securities or trading securities are reported at fair value, with unrealized gains and losses, net of related tax effect, included as an item of other comprehensive income and reported as a separate component of shareholders' equity.

   The Corporation intends to hold its securities classified as available-for-sale securities for an indefinite period of time but may sell them prior to maturity. All other securities, which the Corporation has the positive intent and ability to hold to maturity, are classified as held-to-maturity securities.

   As permitted in connection with the adoption of SFAS No. 133 on January 1, 2001, as discussed under "Derivatives" below, the Corporation transferred all of its securities from the held-to-maturity portfolio to the available-for-sale portfolio. As of January 1, 2001, the transfer of the securities had a net of tax effect of $242,000 on other comprehensive income.

   Interest income on debt securities is adjusted using the level yield method for the amortization of premiums and accretion of discounts. The adjusted cost of the specific security is used to compute gains or losses on the disposition of securities.

                           FNB CORP. AND SUBSIDIARY

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

  Loans

   Interest income on loans is generally calculated by using the constant yield method based on the daily outstanding balance. The recognition of interest income is discontinued when, in management's opinion, the collection of all or a portion of interest becomes doubtful. Loans are returned to accrual status when the factors indicating doubtful collectibility cease to exist and the loan has performed in accordance with its terms for a demonstrated period of time.

   A loan is considered impaired when, based on current information or events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. When the ultimate collectibility of the impaired loan's principal is doubtful, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are first recorded as recoveries of any amounts previously charged-off and are then applied to interest income, to the extent that any interest has been foregone.

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

                           FNB CORP. AND SUBSIDIARY

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

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

  Intangible Assets

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Also, SFAS No. 142 will require that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

   The Corporation was required to adopt the provisions of SFAS No. 141 as of June 30, 2001 and will adopt SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate accounting literature issued prior to SFAS No. 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized in 2001 prior to the adoption of SFAS No. 142 on January 1, 2002.

   SFAS No. 141 requires, upon adoption of SFAS No. 142, that the Corporation evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Corporation will be required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, any intangible asset classified as goodwill under SFAS No. 142 will be subjected to a transitional impairment test during the first six months of 2002 based on the level of goodwill as of January 1, 2002. Any impairment losses identified as a result of this transitional impairment test will be recognized in the 2002 statement of income as the effect of a change in accounting principle.

   As of December 31, 2001, the Corporation had no goodwill and had intangible assets, totaling $1,000, related to deposit and branch purchase acquisitions that are being accounted for in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking and Thrift Institutions". SFAS No. 72, which was not amended by SFAS No. 142, requires that identified intangible assets and unidentified intangible assets associated with deposit and branch purchase acquisitions be amortized into expense. Accordingly, these intangible assets will continue to be amortized over their useful lives (generally ten years). Management periodically reviews the useful lives of these assets and adjusts them downward where appropriate. The amortization expense associated with these intangible assets was $9,000, $14,000, and $19,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

  Income Taxes

   Income tax expense includes both a current provision based on the amounts computed for income tax return purposes and a deferred provision that results from application of the asset and liability method of accounting for deferred taxes.

                           FNB CORP. AND SUBSIDIARY

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

  Comprehensive Income

   Comprehensive income is defined as the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources and, accordingly, includes both net income and amounts referred to as other comprehensive income. The items of other comprehensive income are included in the consolidated statement of shareholders' equity and comprehensive income. The accumulated balance of other comprehensive income is included in the shareholders' equity section of the consolidated balance sheet.

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

  Stock Options

   The Corporation accounts for awards under employee stock-based compensation plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, no compensation cost has been recognized for such awards in the consolidated financial statements. As required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Corporation discloses in a footnote the pro forma effect on net income and earnings per share that would result from the use of the fair value based method to measure compensation costs related to awards granted after December 15, 1994.

  Derivatives

   On January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as further amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" (collectively referred to as "SFAS No. 133"). This statement establishes accounting and reporting

                           FNB CORP. AND SUBSIDIARY
standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. As permitted by SFAS No. 133, on January 1, 2001, the Corporation transferred all of its securities from the held-to-maturity portfolio to the available-for-sale portfolio as follows:

                                                  Securities Transferred
                                              -----------------------------
                                                        Estimated Unrealized
                                              Amortized   Fair       Gain
                                                Cost      Value     (Loss)
                                              --------- --------- ----------
                                                      (in thousands)
    U.S. Government agencies and corporations  $36,089   $35,759    $(330)
    Mortgage-backed securities...............      483       488        5
    State, county and municipal..............   19,735    20,352      617
    Other debt securities....................    3,054     3,128       74
                                               -------   -------    -----
    Total....................................  $59,361   $59,727    $ 366
                                               =======   =======    =====

   As of January 1, 2001, the transfer of the securities had a net of tax effect of $242,000 on other comprehensive income.

   On January 1, 2001, the Corporation had no embedded derivative instruments requiring separate accounting treatment. The Corporation does not engage in hedging activities and has identified fixed rate conforming loan commitments as its only freestanding derivative instruments. The fair value of these commitments was not material and therefore the adoption of SFAS No. 133 on January 1, 2001, did not have a material impact on the Corporation's consolidated financial statements. The fair value of these commitments at December 31, 2001 was not material to the Corporation's consolidated financial statements. The Corporation had no other derivative instruments requiring separate accounting treatment at December 31, 2001.

NOTE 2--MERGER INFORMATION

  Carolina Fincorp, Inc.

   On April 10, 2000, the Corporation completed a merger for the acquisition of Carolina Fincorp, Inc. ("Carolina Fincorp"), holding company for Richmond Savings Bank, Inc., SSB ("Richmond Savings"), headquartered in Rockingham, North Carolina, in a transaction accounted for as a pooling of interests. Accordingly, all prior period financial information included in the consolidated financial statements has been restated to include the account balances and results of operations of Carolina Fincorp.

   Pursuant to the terms of the merger, each share of Carolina Fincorp common stock was converted into .79 of a share of FNB Corp. common stock, for a total issuance of 1,478,398 FNB Corp. shares. On June 26, 2000, Richmond Savings was merged into First National Bank and Trust Company. At March 31, 2000, Carolina Fincorp operated five offices through Richmond Savings and had approximately $125,943,000 in total assets, $108,848,000 in deposits and $16,332,000 in shareholders' equity. Merger-related expenses of $2,796,000 were recorded in the second quarter of 2000. Upon the change in control, the Carolina Fincorp ESOP plan terminated according to its terms and unvested restricted stock plan shares became fully vested, resulting in certain expenses considered merger-related. Other primary components of merger-related expenses were professional fees, investment banking fees, contract termination costs, data processing conversion fees and

                           FNB CORP. AND SUBSIDIARY
severance payments. Additionally, approximately $450,000 of the total provision for loan losses of $835,000 in the second quarter of 2000 was related to aligning the credit risk methodologies of FNB Corp. and Carolina Fincorp. The primary components of merger-related expenses, all recorded in 2000, are as follows (in thousands):

            Professional fees............................... $  569
            Investment banking fees.........................    558
            Contract termination costs......................    467
            ESOP and restricted stock plan termination costs    385
            Data processing conversion fees.................    209
            Severance payments..............................    161
            Other merger expenses...........................    447
                                                             ------
               Total........................................ $2,796
                                                             ======

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

            Net income....................................... $ 476
            Cash dividends declared..........................  (202)
            ESOP and restricted stock plan transactions......   128
            Unrealized securities losses, net of income taxes   (20)
                                                              -----
               Equity adjustment to conform fiscal periods... $ 382
                                                              =====

   Separate financial information for the pooled entities for the year ended December 31, 1999 is as follows:

                                           FNB    Carolina
                                          Corp.   Fincorp  Combined
                                         -------- -------- --------
                                               (in thousands)
            Total assets................ $396,067 $121,401 $517,468
            Total revenues..............   30,734    9,156   39,890
            Net interest income.........   15,497    4,122   19,619
            Net income..................    4,657      933    5,590
            Net income per common share:
               Basic....................     1.27      .54     1.11
               Diluted..................     1.23      .54     1.09

  Rowan Bancorp, Inc.

   On February 11, 2002, the Corporation entered into a definitive merger agreement to acquire Rowan Bancorp, Inc. ("Rowan Bancorp"), holding company for Rowan Savings Bank, SSB, Inc. ("Rowan Bank"), headquartered in China Grove, North Carolina. Under the terms of the agreement, Rowan Bancorp will be merged with a wholly-owned subsidiary of FNB Corp. formed for the purposes of effecting the merger, immediately after which, the subsidiary will be merged into FNB Corp. Rowan Bank will then become a separate subsidiary of FNB Corp. The merger will be accounted for as a purchase

                           FNB CORP. AND SUBSIDIARY
business combination and is subject to several conditions, including approval by the shareholders of Rowan Bancorp and approval by applicable regulatory authorities. Upon satisfaction of these conditions, the merger is anticipated to close early in the third quarter of 2002. Rowan Bancorp shareholders will be permitted to elect FNB Corp. common stock or cash, or a combination of each. Subject to the Corporation's ability to limit the overall stock consideration to 45%, each share of Rowan Bancorp common stock, at the election of the shareholder, will be converted into either 2.3715 shares of FNB Corp. common stock or $36.00 in cash. At December 31, 2001, Rowan Bancorp operated three offices through Rowan Bank and had approximately $116,033,000 in total assets, $96,494,000 in deposits and $10,043,000 in shareholders' equity.

NOTE 3--INVESTMENT SECURITIES

   Summaries of the amortized cost and estimated fair value of investment securities and the related gross unrealized gains and losses are presented below:

                                              Amortized   Gross      Gross    Estimated
                                                Cost    Unrealized Unrealized   Fair
                                              ---------   Gains      Losses     Value
                                                           (in thousands)
Available For Sale
 December 31, 2001
   U.S. Government agencies and corporations. $129,731    $1,668     $  615   $130,784
   Mortgage-backed securities................      330        11         --        341
   State, county and municipal...............   25,042       574        392     25,224
   Other debt securities.....................    3,601       194         --      3,795
   Equity securities.........................    2,981        25         --      3,006
                                              --------    ------     ------   --------
     Total................................... $161,685    $2,472     $1,007   $163,150
                                              ========    ======     ======   ========
 December 31, 2000
   U.S. Treasury............................. $    749    $    4     $   --   $    753
   U.S. Government agencies and corporations.   69,854        67        649     69,272
   Equity securities.........................    2,969        29         --      2,998
                                              --------    ------     ------   --------
     Total................................... $ 73,572    $  100     $  649   $ 73,023
                                              ========    ======     ======   ========
Held To Maturity
 December 31, 2000
   U.S. Government agencies and corporations. $ 36,089    $   --     $  330   $ 35,759
   Mortgage-backed securities................      483         5         --        488
   State, county and municipal...............   19,735       622          5     20,352
   Other debt securities.....................    3,054        78          4      3,128
                                              --------    ------     ------   --------
     Total................................... $ 59,361    $  705     $  339   $ 59,727
                                              ========    ======     ======   ========

                           FNB CORP. AND SUBSIDIARY

NOTE 3--INVESTMENT SECURITIES--(Continued)

   The amortized cost and estimated fair value of investment securities at December 31, 2001, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to prepay obligations with or without prepayment penalties.

                                                  Available For Sale
                                                  -------------------
                                                  Amortized Estimated
                                                    Cost      Fair
                                                  ---------   Value
                                                    (in thousands)
           Due in one year or less............... $  2,118  $  2,151
           Due after one year through five years.    7,570     7,901
           Due after five years through ten years   90,568    92,132
           Due after ten years...................   58,118    57,619
                                                  --------  --------
              Total..............................  158,374   159,803
           Mortgage-backed securities............      330       341
           Equity securities.....................    2,981     3,006
                                                  --------  --------
              Total investment securities........ $161,685  $163,150
                                                  ========  ========

   Debt securities with an estimated fair value of $75,819,000 at December 31, 2001 and $68,433,000 at December 31, 2000 were pledged to secure public funds and trust funds on deposit. Debt securities with an estimated fair value of $21,128,000 at December 31, 2001 and $18,800,000 at December 31, 2000 were pledged to secure retail repurchase agreements.

   Proceeds from the sales of investment securities classified as available-for-sale amounted to $77,000 in 2000 and $500,000 in 1999. Gross gains of $76,000 were realized on the sales in 2000. There were no securities sales in 2001.

   The Bank, as a member of the Federal Home Loan Bank (the "FHLB") of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon the balances of residential mortgage loans and FHLB advances. FHLB capital stock is pledged to secure FHLB advances. No ready market exists for this stock, and it has no quoted market value. However, redemption of this stock has historically been at par value. At December 31, 2001 and 2000, the Bank owned a total of $2,557,000 of FHLB stock.

NOTE 4--LOANS

   Major classifications of loans are as follows:

                                                December 31
                                             -----------------
                                               2001     2000
                                             -------- --------
                                              (in thousands)
                 Commercial and agricultural $177,577 $160,057
                 Real estate -- construction   11,249    5,734
                 Real estate -- mortgage:
                  1-4 family residential....  146,347  165,057
                  Commercial and other......   15,269   16,050
                 Consumer...................   20,978   25,290
                 Leases.....................    7,376   13,679
                                             -------- --------
                 Loans held for investment..  378,796  385,867
                 Loans held for sale........   12,836    9,870
                                             -------- --------
                  Gross loans............... $391,632 $395,737
                                             ======== ========

                           FNB CORP. AND SUBSIDIARY

NOTE 4--LOANS--(Continued)

   Loans as presented are reduced by net deferred loan fees of $514,000 and $405,000 at December 31, 2001 and 2000, respectively. Nonaccrual loans amounted to $4,144,000 at December 31, 2001 and $1,478,000 at December 31, 2000.
Interest income that would have been recorded on nonaccrual loans for the years ended December 31, 2001, 2000 and 1999 had they performed in accordance with their original terms, amounted to approximately $373,000, $137,000 and $153,000, respectively. Interest income on all such loans included in the results of operations amounted to approximately $213,000 in 2001, $98,000 in 2000 and $90,000 in 1999.

   At December 31, 2001, the Bank had impaired loans which totaled $512,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $155,000. At December 31, 2000 the Bank had impaired loans which totaled $321,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $73,000. The average carrying value of impaired loans was $536,000 in 2001, $330,000 in 2000 and $1,508,000 in 1999. Interest income recognized on impaired loans amounted to approximately $51,000 in 2001, $17,000 in 2000 and $87,000 in 1999.

   Loans with outstanding balances of $673,000 in 2001 and $1,173,000 in 2000 were transferred from loans to other real estate acquired through foreclosure. Other real estate acquired through loan foreclosures amounted to $758,000 at December 31, 2001 and $163,000 at December 31, 2000 and is included in other assets on the consolidated balance sheet.

   Loans are primarily made in the region of North Carolina that includes Chatham, Montgomery, Moore, Randolph, Richmond and Scotland counties. The real estate loan portfolio can be affected by the condition of the local real estate markets.

   Loans have been made by the Bank to directors and executive officers of the Corporation and to the associates of such persons, as defined by the Securities and Exchange Commission. Such loans were made in the ordinary course of business on substantially the same terms, including rate and collateral, as those prevailing at the time in comparable transactions with other borrowers and do not involve more than normal risk of collectibility. A summary of the activity during 2001 with respect to related party loans is as follows (in thousands):

                      Balance, December 31, 2000 $  8,020
                      New loans during 2001.....   17,055
                      Repayments during 2001....  (21,791)
                                                 --------
                      Balance, December 31, 2001 $  3,284
                                                 ========

NOTE 5--ALLOWANCE FOR LOAN LOSSES

   Changes in the allowance for loan losses were as follows:

                                                 Years Ended December 31
                                                 -----------------------
                                                  2001     2000    1999
                                                 -------  ------  ------
                                                      (in thousands)
      Balance at beginning of year.............. $ 4,352  $3,289  $2,954
      Provision for losses charged to operations   1,200   1,802     511
      Loans charged off.........................  (1,259)   (913)   (357)
      Recoveries on loans previously charged off     167     253     154
      Allowance adjustment for loans sold.......     (43)    (79)     --
      Adjustment to conform fiscal periods......      --      --      27
                                                 -------  ------  ------
      Balance at end of year.................... $ 4,417  $4,352  $3,289
                                                 =======  ======  ======

                           FNB CORP. AND SUBSIDIARY

NOTE 6--PREMISES AND EQUIPMENT

   Premises and equipment are summarized as follows:

                                                          December 31
                                                        ---------------
                                                         2001    2000
                                                        ------- -------
                                                        (in thousands)
         Land.......................................... $ 2,356 $ 2,342
         Buildings and improvements....................   7,773   6,672
         Furniture and equipment.......................   9,834   9,207
         Leasehold improvements........................     434     434
                                                        ------- -------
          Total........................................  20,397  18,655
         Less accumulated depreciation and amortization  10,129   9,059
                                                        ------- -------
         Premises and equipment, net................... $10,268 $ 9,596
                                                        ======= =======

NOTE 7--INCOME TAXES

   Income taxes as reported in the consolidated income statement included the following expense (benefit) components:

                                         2001   2000    1999
                                        ------ ------  ------
                                            (in thousands)
                 Current:
                  Federal.............. $2,640 $2,106  $2,633
                  State................      3      6      62
                                        ------ ------  ------
                    Total..............  2,643  2,112   2,695
                                        ------ ------  ------
                 Deferred--Federal.....     20   (398)   (191)
                                        ------ ------  ------
                    Total income taxes. $2,663 $1,714  $2,504
                                        ====== ======  ======

   A reconciliation of income tax expense computed at the statutory Federal income tax rate to actual income tax expense is presented below:

                                                      2001    2000    1999
                                                     ------  ------  ------
                                                         (in thousands)
    Amount of tax computed using Federal
     statutory tax rate of 34%...................... $3,193  $1,778  $2,752
    Increases (decreases) resulting from effects of:
     Non-taxable income.............................   (565)   (329)   (316)
     Non-deductible merger-related expenses.........     --     331      --
     Other..........................................     35     (66)     68
                                                     ------  ------  ------
       Total........................................ $2,663  $1,714  $2,504
                                                     ======  ======  ======

                           FNB CORP. AND SUBSIDIARY

NOTE 7--INCOME TAXES--(Continued)

   The components of deferred tax assets and liabilities and the tax effect of each are as follows:

                                                        December 31
                                                       --------------
                                                        2001   2000.
                                                       ------  ------
                                                       (in thousands)
          Deferred tax assets:
           Allowance for loan losses.................. $1,272  $1,161
           Net unrealized securities losses...........     --     186
           Compensation and benefit plans.............    927     924
           Other......................................     67      80
                                                       ------  ------
             Total....................................  2,266   2,351
                                                       ------  ------
          Deferred tax liabilities:
           Depreciable basis of premises and equipment    401     337
           Net unrealized securities gains............    498      --
           Prepaid pension cost.......................    250     297
           Net deferred loan fees and costs...........    220     225
           Mortgage servicing rights..................    164      47
           Other......................................    157     165
                                                       ------  ------
             Total....................................  1,690   1,071
                                                       ------  ------
          Net deferred tax asset...................... $  576  $1,280
                                                       ======  ======

   There is no valuation allowance for deferred tax assets as it is management's contention that realization of the deferred tax assets is more likely than not based upon the Corporation's history of taxable income and estimates of future taxable income.

   The Corporation is permitted under the Internal Revenue Code to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. This addition differs significantly from the provisions for losses for financial reporting purposes. Under accounting principles generally accepted in the United States of America, the Corporation is not required to provide a deferred tax liability for the tax effect of additions to the tax bad debt reserve through 1987, the base year. Retained earnings at December 31, 2001, includes approximately $1,400,000 for which no provision for federal income tax has been made. These amounts represent allocations of income to bad debt deductions for tax purposes only. Reductions of such amounts for purposes other than bad debt losses could create income for tax purposes in certain remote instances, which would then be subject to the then current corporate income tax rate.

NOTE 8--TIME DEPOSITS

   The scheduled maturities of time deposits at December 31, 2001 are as follows (in thousands):

                       Years ending December 31
                       ------------------------
                         2002.................. $237,135
                         2003..................   23,179
                         2004..................   15,146
                         2005..................    2,295
                         2006..................   12,890
                                                --------
                         Total time deposits... $290,645
                                                ========

                           FNB CORP. AND SUBSIDIARY

NOTE 9--SHORT-TERM BORROWED FUNDS

   Funds are borrowed on an overnight basis through retail repurchase agreements with Bank customers and federal funds purchased from other financial institutions. Retail repurchase agreement borrowings are collateralized by securities of the U.S. Treasury and U.S. Government agencies and corporations.

   Information concerning retail repurchase agreements and federal funds purchased is as follows:

                                           2001                 2000
                                   -------------------  -------------------
                                     Retail    Federal    Retail    Federal
                                   Repurchase   Funds   Repurchase   Funds
                                   Agreements Purchased Agreements Purchased
                                   ---------- --------- ---------- ---------
                                            (dollars in thousands)
   Balance at December 31.........  $14,812    $6,000    $11,201    $4,750
   Average balance during the year   13,010       940     11,091     1,112
   Maximum month-end balance......   14,812     7,900     12,580     5,000
   Weighted average interest rate:
    At December 31................     1.92%     1.71%      4.82%     6.84%
    During the year...............     3.22      5.04       4.64      6.47

NOTE 10--FEDERAL HOME LOAN BANK (FHLB) ADVANCES

   The Bank has a $71,200,000 line of credit with the FHLB, secured by a blanket collateral agreement on qualifying 1-4 family residential mortgage loans. At December 31, 2001, FHLB advances under this line amounted to $30,000,000 and were at interest rates ranging from 3.49% to 5.92%. At December 31, 2000, FHLB advances amounted to $15,000,000 and were at interest rates ranging from 4.92% to 5.92%.

   The scheduled maturities of FHLB advances at December 31, 2001 are as follows (in thousands):

                        Years ending December 31
                        ------------------------
                         2009................... $ 7,000
                         2010...................   8,000
                         2011...................  15,000
                                                 -------
                           Total FHLB Advances.. $30,000
                                                 =======

                           FNB CORP. AND SUBSIDIARY

NOTE 11--EMPLOYEE BENEFIT PLANS

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

   Information concerning the status of the plan is as follows:

                                                          2001        2000
                                                         ------      ------
                                                       (dollars in thousands)
     Change in Benefit Obligation:
      Benefit obligation at beginning of year......... $6,228       $5,742
      Service cost....................................    238          255
      Interest cost...................................    452          428
      Net actuarial loss..............................    184          139
      Benefits paid...................................   (347)        (336)
                                                         ------      ------
      Benefit obligation at end of year............... $6,755       $6,228
                                                         ======      ======
     Change in Plan Assets:
      Fair value of plan assets at beginning of year.. $7,448       $7,832
      Actual loss on plan assets......................   (774)        (192)
      Employer contributions..........................     --           56
      Benefits paid...................................   (347)        (336)
      Other...........................................     48           88
                                                         ------      ------
      Fair value of plan assets at end of year........ $6,375       $7,448
                                                         ======      ======
     Prepaid Pension Cost Components:
     Funded status (liability) of plan................ $ (380)      $1,221
     Unrecognized net actuarial loss (gain)...........    657         (932)
     Unrecognized prior service cost..................    458          565
     Unrecognized transition obligation...............     --           21
                                                         ------      ------
     Prepaid pension cost at end of year.............. $  735       $  875
                                                         ======      ======
     Weighted-Average Plan Assumptions at End of Year:
      Discount rate...................................   7.25%        7.50%
      Expected long-term rate of return on plan assets   9.00         9.00
      Rate of increase in compensation levels.........   5.50         5.50

   Net periodic pension cost included the following components:

                                                 2001   2000   1999
                                                 -----  -----  -----
                                                    (in thousands)
           Service cost......................... $ 238  $ 255  $ 225
           Interest cost........................   452    428    392
           Expected return on plan assets.......  (658)  (697)  (634)
           Amortization of prior service cost...   107    107    107
           Amortization of transition obligation    21     21     21
           Recognized net actuarial gain........   (20)   (84)   (16)
                                                 -----  -----  -----
           Net periodic pension cost............ $ 140  $  30  $  95
                                                 =====  =====  =====

                           FNB CORP. AND SUBSIDIARY

NOTE 11--EMPLOYEE BENEFIT PLANS--(Continued)

  Supplemental Executive Retirement Plan

   In 2000, the Corporation adopted a noncontributory, nonqualified supplemental executive retirement plan (the "SERP") covering certain executive employees. Annual benefits payable under the SERP are based on factors similar to those for the pension plan, with offsets related to amounts payable under the pension plan and social security benefits. In 2001, the social security offset was changed from 100% to 50%, increasing the net periodic SERP cost, the accrued SERP cost and the benefit obligation by $46,000, $140,000 and $196,000, respectively.

   Information concerning the status of the plan is as follows:

                                                         2001        2000
                                                        -----        -----
                                                      (dollars in thousands)
     Change in Benefit Obligation:
      Benefit obligation at beginning of year........ $ 329        $  --
      Service cost...................................    38           20
      Interest cost..................................    43           21
      Amendments.....................................   196          288
      Net actuarial loss.............................    77           --
      Benefits paid..................................   (14)          --
                                                        -----        -----
      Benefit obligation at end of year.............. $ 669        $ 329
                                                        =====        =====
     Change in Plan Assets:
      Fair value of plan assets at beginning of year. $  --        $  --
      Actual return on plan assets...................    --           --
      Employer contributions.........................    14           --
      Benefits paid..................................   (14)          --
                                                        -----        -----
      Fair value of plan assets at end of year....... $  --        $  --
                                                        =====        =====
     Accrued SERP Cost Components:
      Funded status (liability) of plan.............. $(669)       $(329)
      Unrecognized net actuarial loss................    77           --
      Unrecognized prior service cost................   402          256
      Unrecognized transition obligation.............    --           --
                                                        -----        -----
      Accrued SERP cost at end of year............... $(190)       $ (73)
                                                        =====        =====
     Weighted-Average Plan Assumption at End of Year:
      Discount rate..................................  7.25%        7.50%

   Net periodic SERP cost included the following components:

                                                     2001    2000
                                                    ----     ----
                                                    (in thousands)
              Service cost......................... $ 38     $20
              Interest cost........................   43      21
              Expected return on plan assets.......   --      --
              Amortization of prior service cost...   50      32
              Amortization of transition obligation   --      --
              Recognized net actuarial gain........   --      --
                                                     ----    ---
              Net periodic SERP cost............... $131     $73
                                                     ====    ===

                           FNB CORP. AND SUBSIDIARY

NOTE 11--EMPLOYEE BENEFIT PLANS--(Continued)

  Other Postretirement Defined Benefit Plans

   The Corporation has postretirement medical and life insurance plans covering substantially all full-time employees who qualify as to age and length of service. The medical plan is contributory, with retiree contributions adjusted whenever medical insurance rates change. The life insurance plan is noncontributory.

   Information concerning the plans, which are unfunded, is as follows:

                                                              2001        2000
                                                            -------      ------
                                                           (dollars in thousands)
 Change in Benefit Obligation:
  Benefit obligation at beginning of year................. $   751      $  729
  Service cost............................................      43          29
  Interest cost...........................................      71          52
  Net actuarial gain (loss)...............................     238         (13)
  Benefits paid...........................................     (45)        (46)
                                                            -------      ------
  Benefit obligation at end of year....................... $ 1,058      $  751
                                                            =======      ======
 Accrued Postretirement Benefit Cost Components:
  Funded status (liability) of plan....................... $(1,058)     $ (751)
  Unrecognized net actuarial loss.........................     290          64
  Unrecognized prior service cost.........................      39          49
  Unrecognized transition obligation......................     223         243
                                                            -------      ------
  Accrued postretirement benefit cost at end of year...... $  (506)     $ (395)
                                                            =======      ======
 Weighted-Average Plan Assumptions at End of Year:
  Discount rate...........................................    7.25%       7.50%
  Annual rate of increase in the cost of medical benefits:
    Current year..........................................    9.00       10.00
    Final constant amount.................................    6.00        6.00
    Annual decrease.......................................    1.00        1.00

   Increasing or decreasing the assumed medical cost trend rate by one percentage point would not have a significant effect on either the postretirement benefit obligation at December 31, 2001 or the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2001.

   Net periodic postretirement benefit cost included the following components:

                                                     2001 2000 1999
                                                     ---- ---- ----
                                                     (in thousands)
            Service cost............................ $ 43 $ 29 $ 22
            Interest Cost...........................   71   52   48
            Amortization of prior service cost......   10   10   10
            Amortization of transition obligation...   20   20   20
            Recognized net actuarial loss...........   12   --    4
                                                     ---- ---- ----
            Net periodic postretirement benefit cost $156 $111 $104
                                                     ==== ==== ====

  Matching Retirement/Savings Plan

   The Corporation has a matching retirement/savings plan which permits eligible employees to make contributions to the plan up to a specified percentage of compensation as defined by the plan. A portion of the employee contributions are

                           FNB CORP. AND SUBSIDIARY
matched by the Corporation based on the plan formula. The matching contributions amounted to $154,000 in 2001, $117,000 in 2000 and $107,000 in
1999.

   Carolina Fincorp maintained a 401(k) retirement plan. Upon completion of the merger with Carolina Fincorp in 2000, the plan was rolled into the Corporation's matching retirement/savings plan. The matching contributions for the Carolina Fincorp 401(k) retirement plan amounted to $24,000 in 1999.

  ESOP and Restricted Stock Plans

   Carolina Fincorp had established an ESOP, or employee stock ownership plan, for the benefit of all qualified employees. Under the terms of the ESOP, shares of Carolina Fincorp common stock, for future allocation to plan participants, were purchased with proceeds from a loan by the parent company with repayments to be made by the subsidiary bank. Under a restricted stock plan for directors, officers and employees, newly issued shares of Carolina Fincorp common stock were awarded to plan participants on a deferred vesting schedule. Compensation expense related to the ESOP and restricted stock plans amounted to $115,000 in 2000 and $231,000 in 1999. Upon the change in control when the merger occurred in 2000, the ESOP plan terminated according to its terms and unvested restricted stock plan shares became fully vested, resulting in $385,000 of merger-related expenses.

NOTE 12--LEASES

   Future obligations at December 31, 2001 for minimum rentals under noncancellable operating lease commitments, primarily relating to premises, are as follows (in thousands):

                     Years ending December 31
                     ------------------------
                     2002............................ $ 48
                     2003............................   24
                     2004............................    9
                     2005............................    9
                     2006............................    7
                     2007 and later years............   50
                                                      ----
                        Total minimum lease payments. $147
                                                      ====

   Net rental expense for all operating leases amounted to $86,000 in 2001, $87,000 in 2000 and $81,000 in 1999. One operating lease for real property contains a purchase option considered to approximate fair market value.

NOTE 13--SUPPLEMENTARY INCOME STATEMENT INFORMATION

   Significant components of other expense were as follows:

                                                  2001 2000 1999
                                                  ---- ---- ----
                                                  (in thousands)
                Stationery, printing and supplies $518 $521 $493
                Advertising and marketing........  331  392  460

                           FNB CORP. AND SUBSIDIARY

NOTE 14--FNB CORP. (PARENT COMPANY) FINANCIAL DATA

   The Parent Company's principal asset is its investment in the Bank subsidiary, and its principal source of income is dividends from that subsidiary.

   The Parent Company's condensed balance sheets as of December 31, 2001 and 2000, and the related condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2001 are as follows:

Condensed Balance Sheets

                                                          December 31
                                                        ---------------
                                                         2001    2000
                                                        ------- -------
                                                        (in thousands)
         Assets:
          Cash......................................... $ 2,961 $ 1,718
          Investment in wholly-owned bank subsidiary...  52,902  53,278
          Other assets.................................     862     885
                                                        ------- -------
            Total assets............................... $56,725 $55,881
                                                        ======= =======
         Liabilities and Shareholders' Equity:
          Accrued liabilities.......................... $   818 $   759
          Shareholders' equity.........................  55,907  55,122
                                                        ------- -------
            Total liabilities and shareholders' equity. $56,725 $55,881
                                                        ======= =======

Condensed Statements of Income

                                                                                     Years Ended December 31
                                                                                     ----------------------
                                                                                      2001     2000   1999
                                                                                     -------  ------ ------
                                                                                         (in thousands)
Income:
 Dividends from bank subsidiary..................................................... $ 8,457  $2,403 $6,554
 Other income.......................................................................      24     139    130
                                                                                     -------  ------ ------
   Total income.....................................................................   8,481   2,542  6,684
                                                                                     -------  ------ ------
Expenses:
 Operating..........................................................................      33      89    170
 Merger related.....................................................................      --     146     --
                                                                                     -------  ------ ------
   Total expenses...................................................................      33     235    170
                                                                                     -------  ------ ------
Income before income taxes and equity in undistributed net income of bank subsidiary   8,448   2,307  6,514
Income taxes (benefit)..............................................................      15      28     (4)
                                                                                     -------  ------ ------
Income before equity in undistributed net income of bank subsidiary.................   8,433   2,279  6,518
Equity in undistributed net income of bank subsidiary...............................  (1,705)  1,237   (928)
                                                                                     -------  ------ ------
Net income.......................................................................... $ 6,728  $3,516 $5,590
                                                                                     =======  ====== ======

                           FNB CORP. AND SUBSIDIARY

NOTE 14--FNB CORP. (PARENT COMPANY) FINANCIAL DATA--(Continued)

Condensed Statements of Cash Flows

                                                                                    Years Ended December 31
                                                                                   -------------------------
                                                                                    2001     2000     1999
                                                                                   -------  -------  -------
                                                                                         (in thousands)
Operating activities:
 Net income....................................................................... $ 6,728  $ 3,516  $ 5,590
 Adjustments to reconcile net income to net cash provided by operating activities:
   Equity in undistributed net income of bank subsidiary..........................   1,705   (1,237)     928
   Other, net.....................................................................      (8)     407     (582)
                                                                                   -------  -------  -------
     Net cash provided by operating activities....................................   8,425    2,686    5,936
                                                                                   -------  -------  -------
Investing activities:
 Proceeds from sales of available-for-sale securities.............................      --       77       --
 Other, net.......................................................................      39       64       29
                                                                                   -------  -------  -------
     Net cash provided by investing activities....................................      39      141       29
                                                                                   -------  -------  -------
Financing activities:
 Decrease in borrowed funds.......................................................      --       --   (3,200)
 Common stock issued..............................................................     250      203       96
 Common stock repurchased.........................................................  (4,905)    (105)    (327)
 Cash dividends and fractional shares paid........................................  (2,566)  (2,465)  (2,284)
                                                                                   -------  -------  -------
     Net cash used in financing activities........................................  (7,221)  (2,367)  (5,715)
                                                                                   -------  -------  -------
Net increase in cash..............................................................   1,243      460      250
Cash at beginning of year.........................................................   1,718    1,258    1,366
Adjustment to conform fiscal periods..............................................      --       --     (358)
                                                                                   -------  -------  -------
Cash at end of year............................................................... $ 2,961  $ 1,718  $ 1,258
                                                                                   =======  =======  =======

NOTE 15--CAPITAL ADEQUACY REQUIREMENTS

   Certain regulatory requirements restrict the lending of funds by the Bank to FNB Corp. and the amount of dividends which can be paid to FNB Corp. In 2002, the maximum amount of dividends the Bank can pay to FNB Corp., without the approval of the Comptroller of the Currency, is equal to the retained net income in 2002 up to the date of any dividend declaration.

   The Bank is required to maintain average reserve balances with the Federal Reserve Bank based on a percentage of deposits. For the reserve maintenance period in effect at December 31, 2001, the average daily reserve requirement was $2,155,000.

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

   Regulatory capital amounts and ratios are set forth in the table below. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-

                           FNB CORP. AND SUBSIDIARY
balance sheet exposures. Tier 1 capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution's ongoing trading activities. At December 31, 2001, FNB Corp. and the Bank were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital.

   The Bank is well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must meet minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no events or conditions since the notification that management believes have changed the Bank's category.

                                                               Minimum Ratios
                                                            -------------------
                                                                     To Be Well
                                                                     Capitalized
                                                                        Under
                                                              For      Prompt
                              Capital Amount      Ratio     Capital  Corrective
                              --------------- ------------  Adequacy   Action
                               2001    2000   2001   2000   Purposes Provisions
                              ------- ------- -----  -----  -------- -----------
                                            (dollars in thousands)
As of December 31
 Total capital
   (to risk-weighted assets):
   FNB Corp.................. $59,319 $59,833 14.29% 15.15%   8.00%       N/A
   Bank......................  56,314  57,982 13.56  14.69    8.00      10.00%
 Tier 1 capital
   (to risk-weighted assets):
   FNB Corp..................  54,891  55,468 13.22  14.05    4.00        N/A
   Bank......................  51,886  53,617 12.50  13.58    4.00       6.00%
 Tier 1 capital
   (to average assets):
   FNB Corp..................  54,891  55,468  9.39   9.92    4.00        N/A
   Bank......................  51,886  53,617  8.87   9.58    4.00       5.00%

NOTE 16--SHAREHOLDERS' EQUITY

  Stock Buyback Program

   Under a stock buyback program authorized by the Board of Directors for the repurchase of up to 500,000 shares of common stock, the Corporation repurchased 320,841 shares in 2001. Under previous buyback authorizations, there were repurchases of 6,700 shares in 2000 and 28,460 shares in 1999.

                           FNB CORP. AND SUBSIDIARY

NOTE 16--SHAREHOLDERS' EQUITY--(Continued)

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

                                                                              2001      2000      1999
                                                                            --------- --------- ---------
Basic EPS denominator--Weighted average number of common shares outstanding 4,988,084 5,035,529 5,022,403
Dilutive share effect arising from assumed exercise of stock options.......    92,683    42,408   115,962
                                                                            --------- --------- ---------
Diluted EPS denominator.................................................... 5,080,767 5,077,937 5,138,365
                                                                            ========= ========= =========

   For the years 2001, 2000 and 1999, there were 134,667, 323,601 and 96,364 stock options, respectively, that were antidilutive since the exercise price exceeded the average market price. These common stock equivalents were omitted from the calculations of diluted EPS for their respective years.

  Stock Options

   The Corporation adopted a stock compensation plan in 1993 that allows for the granting of incentive and nonqualified stock options to key employees and directors. Under terms of the plan, options are granted at prices equal to the fair market value of the common stock on the date of grant. Options become exercisable after one year in equal, cumulative installments over a five-year period. No option shall expire later than ten years from the date of grant. A maximum of 720,000 shares of common stock has been reserved for issuance under the stock compensation plan. At December 31, 2001, there were 183,025 shares available under the plan for the granting of additional options.

   The Corporation assumed a stock compensation plan in its merger acquistion of Carolina Fincorp in 2000. One grant of incentive and nonqualified stock options was made under the plan in 1999 to key employees and directors at a price equal to fair market value on the date of grant. No additional grants will be made under the plan. The total stock options assumed on April 10, 2000, the date of completion of the merger, amounted to 109,300 shares after adjustment for the exchange ratio in converting from Carolina Fincorp shares to FNB Corp. shares. All unvested options of Carolina Fincorp that were outstanding on April 10, 2000 became immediately vested as a result of a change-in-control provision in the plan that was triggered by the merger. Based on the stock options outstanding at December 31, 2001, a maximum of 78,134 shares of common stock has been reserved for issuance under the stock compensation plan.

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

                           FNB CORP. AND SUBSIDIARY

NOTE 16--SHAREHOLDERS' EQUITY--(Continued)

                                    2001         2000        1999
                                   ------       ------      ------
                                (in thousands, except per share data)
          Net Income:
           As reported......... $6,728       $3,516       $5,590
           Pro forma...........  6,345        3,199        5,346
          Net Income Per Share:
           Basic:
             As reported.......   1.35          .70         1.11
             Pro forma.........   1.27          .64         1.06
           Diluted:
             As reported.......   1.32          .69         1.09
             Pro forma.........   1.25          .63         1.04

   The weighted-average fair value per share of options granted in 2000 and 1999 amounted to $4.16 and $4.21, respectively. There were no options granted in 2001. Fair values were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                            2000     1999
                                           -------  -------
                   Risk-free interest rate    5.00%    6.23%
                   Dividend yield.........    3.50     3.20
                   Volatility.............   44.00    41.00
                   Expected life.......... 6 years  6 years

   The following is a summary of stock option activity. For comparison purposes, Carolina Fincorp and the Corporation were consolidated using conforming fiscal years.

                                                  Years Ended December 31
                                   ------------------------------------------------------
                                          2001              2000              1999
                                   ------------------ ----------------- -----------------
                                             Weighted          Weighted          Weighted
                                             Average           Average           Average
                                             Exercise          Exercise          Exercise
                                    Shares    Price   Shares    Price   Shares    Price
                                   --------  -------- -------  -------- -------  --------
Outstanding at beginning of year..  728,145   $12.69  567,315   $14.25  396,089   $15.53
Granted...........................       --       --  222,500    11.74  185,070    11.58
Exercised.........................  (24,461)    9.63  (15,355)    9.24   (7,619)   11.29
Forfeited......................... (140,175)   21.05  (46,315)   16.69   (6,225)   19.22
                                   --------           -------           -------
Outstanding at end of year........  563,509    11.71  728,145    13.44  567,315    14.25
                                   ========           =======           =======
Options exercisable at end of year  349,274    11.37  371,645    12.69  289,359    12.10
                                   ========           =======           =======

                           FNB CORP. AND SUBSIDIARY

NOTE 16--SHAREHOLDERS' EQUITY--(Continued)

   At December 31, 2001, information concerning stock options outstanding and exercisable is as follows:

                            Options Outstanding
                            --------------------
                                      Weighted
                                      Average
                                     Remaining
                   Exercise         Contractual    Options
                    Price   Shares  Life (Years) Exercisable
                    -----   ------- ------------ -----------
                    $ 8.13   71,150     2.96        71,150
                     12.00   55,900     3.96        55,900
                     14.00   69,500     4.96        69,500
                     16.00    2,000     5.75         1,600
                     17.50    3,000     5.96         2,400
                     27.00    2,500     6.96         1,500
                      9.82   78,134     7.13        78,134
                     14.13   64,125     7.96        25,650
                     10.00    1,000     8.58           200
                     11.63    1,000     8.79           200
                     11.75  215,200     8.96        43,040
                            -------                -------
                            563,509     6.81       349,274
                            =======                =======

NOTE 17--COMMITMENTS

   In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. At December 31, 2001, a summary of significant commitments is as follows:

                   Commitments to extend credit $103,135,000
                   Standby letters of credit...      351,000

   In management's opinion, these commitments will be funded from normal operations with not more than the normal risk of loss.

   Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

   Standby letters of credit are commitments issued by the Corporation to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that in extending loans to customers.

   There were no binding commitments for the origination of mortgage loans intended to be held for sale at December 31, 2001 and 2000.

   The Corporation does not have any special purpose entities or other similar forms of off-balance sheet financing.

                           FNB CORP. AND SUBSIDIARY

NOTE 18--FAIR VALUE OF FINANCIAL INSTRUMENTS

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

   Deposits. The fair value of demand, savings and money market deposits is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

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

   The estimated fair values of financial instruments are as follows:

                                      December 31, 2001  December 31, 2000
                                      ------------------ ------------------
                                               Estimated          Estimated
                                      Carrying   Fair    Carrying   Fair
                                       Value     Value    Value     Value
                                      -------- --------- -------- ---------
                                                 (in thousands)
     Financial Assets
      Cash and cash equivalents...... $ 13,617 $ 13,617  $ 14,202 $ 14,202
      Investment securities:
        Available for sale...........  163,150  163,150    73,023   73,023
        Held to maturity.............       --       --    59,361   59,727
      Net loans......................  387,215  400,614   391,385  385,698
     Financial Liabilities
      Deposits.......................  480,230  486,886   472,448  474,656
      Retail repurchase agreements...   14,812   14,812    11,201   11,201
      Federal Home Loan Bank advances   30,000   33,168    15,000   15,219
      Federal funds purchased........    6,000    6,000     4,750    4,750

                           FNB CORP. AND SUBSIDIARY

NOTE 18--FAIR VALUE OF FINANCIAL INSTRUMENTS--Continued

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

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 21, 2002.

                                                         FNB CORP.
                                                        (Registrant)

                                              By: /s/          MICHAEL C. MILLER
                                                  ------------------------------
                                                        Michael C. Miller
                                                     Chairman and President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 21, 2002.

          Signature                       Title
          ---------                       -----

/s/               MICHAEL C.  Chairman and
MILLER                          President (Principal
-----------------------------   Executive Officer)
      Michael C. Miller

/s/                 JERRY A.  Treasurer and
LITTLE                          Secretary (Principal
-----------------------------   Financial and Accounting
       Jerry A. Little          Officer)

/s/             JAMES M.      Director
CAMPBELL, JR.
-----------------------------
    James M. Campbell, Jr

/s/               R. LARRY    Director
CAMPBELL
-----------------------------
      R. Larry Campbell

/s/                DARRELL L. Director
FRYE
-----------------------------
       Darrell L. Frye

/s/              WILBERT L.   Director
HANCOCK
-----------------------------
     Wilbert L. Hancock

/s/                THOMAS A.  Director
JORDAN
-----------------------------
      Thomas A. Jordan

/s/              COOPER M.    Director
MCLAURIN
-----------------------------
     Cooper M. McLaurin

/s/             R. REYNOLDS   Director
NEELY, JR.
-----------------------------
   R. Reynolds Neely, Jr.

/s/                RICHARD K. Director
PUGH
-----------------------------
       Richard K. Pugh

/s/                 J. M.     Director
RAMSAY III
-----------------------------
      J. M. Ramsay III

/s/             CHARLES W.    Director
STOUT, M.D.
-----------------------------
   Charles W. Stout, M.D.

                               INDEX TO EXHIBITS

Exhibit No.                                          Description of Exhibit
-----------                                          ----------------------
   2.10     Agreement and Plan of Merger dated as of February 11, 2002 by and between the Registrant and Rowan
            Bancorp, Inc. The schedules to this agreement have been omitted. The Registrant will furnish supplementally a copy of any omitted schedule to the Commission upon request.
   3.10     Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the
            Registrant's Form S-14 Registration Statement (No. 2-96498) filed March 16, 1985.
   3.11     Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 10, 1988, incorporated herein by reference to Exhibit 19.10 to the Registrant's Form 10-Q Quarterly Report for the
            quarter ended June 30, 1988.
   3.12     Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 12, 1998, incorporated herein by reference to Exhibit 3.12 to the Registrant's Form 10-Q Quarterly Report for the
            quarter ended June 30, 1998.
   3.20     Amended and Restated Bylaws of the Registrant, adopted May 21, 1998, incorporated herein by reference to Exhibit 3.20 to the Registrant's Form 10-Q Quarterly Report for the quarter ended
            June 30, 1998.
    4       Specimen of Registrant's Common Stock Certificate, incorporated herein by reference to Exhibit 4 to
            Amendment No. 1 to the Registrant's Form S-14 Registration Statement (No. 2-96498) filed April 19,
            1985.
  10.10*    Form of Split Dollar Insurance Agreement dated as of November 1, 1987 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to
            Exhibit 19.20 to the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1988.
  10.11*    Form of Amendment to Split Dollar Insurance Agreement dated as of November 1, 1994 between First
            National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 10.11 to the Registrant's Form 10-KSB Annual Report for the fiscal year ended
            December 31, 1994.
  10.20*    Stock Compensation Plan as amended effective May 12, 1998, incorporated herein by reference to
            Exhibit 10.30 to the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1998.
  10.21*    Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant's Stock Compensation Plan, incorporated herein by reference to Exhibit 10.31 to the Registrant's Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.
  10.22*    Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant's Stock Compensation Plan, incorporated herein by reference to Exhibit 10.32 to the
            Registrant's Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.
  10.30*    Employment Agreement dated as of December 27, 1995 between First National Bank and Trust
            Company and Michael C. Miller, incorporated herein by reference to Exhibit 10.50 to the Registrant's
            Form 10-KSB Annual Report for the fiscal year ended December 31, 1995.
  10.31*    Carolina Fincorp, Inc. Stock Option Plan (assumed by the Registrant on April 10, 2000), incorporated herein by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No.
            333-54702).
  10.32*    Employment Agreement dated as of April 10, 2000 between First National Bank and Trust Company and R. Larry Campbell, incorporated herein by reference to Exhibit 10.32 to the Registrant's Form 10-K
            Annual Report for the fiscal year ended December 31, 2000.
  10.33*    Nonqualified Supplemental Retirement Plan with R. Larry Campbell, incorporated herein by reference to Exhibit 10(c) to the Annual Report on Form 10-KSB of Carolina Fincorp, Inc.for the fiscal year ended June 30, 1997.
    21      Subsidiaries of the Registrant.
    23      Independent Auditors' Consent.

--------
   *Management contract, or compensatory plan or arrangement.