Form 10-Q
period 2002-03-31
FNB CORP/NC
filed 2002-05-15
CIK 764811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ____________


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No _____
                                       ---

The registrant had 4,755,472 shares of $2.50 par value common stock outstanding at May 3, 2002.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            FNB Corp. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                                            March 31, (unaudited)  December 31,
                                                           ----------------------
                                                             2002         2001         2001
                                                           ---------    ---------    ---------
                                                            (in thousands, except share data)
ASSETS
Cash and due from banks                                    $   9,393    $  12,067    $  13,490
Federal funds sold                                            12,383        5,139          127
Investment securities - Available for sale
     (amortized cost of $170,287, $150,574 and $161,685)     168,035      151,920      163,150
Loans:
     Loans held for sale                                       2,507        2,040       12,836
     Loans held for investment                               378,099      386,484      378,796
     Less allowance for loan losses                           (4,573)      (4,351)      (4,417)
                                                           ---------    ---------    ---------
                     Net loans                               376,033      384,173      387,215
                                                           ---------    ---------    ---------
Premises and equipment, net                                   10,428        9,359       10,268
Other assets                                                  21,729       18,733       19,492
                                                           ---------    ---------    ---------

                     Total Assets                          $ 598,001    $ 581,391    $ 593,742
                                                           =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand deposits                   $  54,002    $  45,609    $  49,089
     Interest-bearing deposits:
          Demand, savings and money market deposits          152,545      130,778      140,496
          Time deposits of $100,000 or more                  110,345      100,023      109,187
          Other time deposits                                176,337      202,229      181,458
                                                           ---------    ---------    ---------
                     Total deposits                          493,229      478,639      480,230
Retail repurchase agreements                                  13,697       12,585       14,812
Federal Home Loan Bank advances                               30,000       25,000       30,000
Federal funds purchased                                           --           --        6,000
Other liabilities                                              6,692        7,655        6,793
                                                           ---------    ---------    ---------
                     Total Liabilities                       543,618      523,879      537,835
                                                           ---------    ---------    ---------
Shareholders' equity:
     Preferred stock - $10.00 par value;
          authorized 200,000 shares, none issued                  --           --           --
     Common stock - $2.50 par value;
          authorized 10,000,000 shares, issued
          shares - 4,750,447, 5,065,942 and 4,763,261         11,876       12,665       11,908
     Surplus                                                      --        2,885           --
     Retained earnings                                        43,994       41,073       43,032
     Accumulated other comprehensive income (loss)            (1,487)         889          967
                                                           ---------    ---------    ---------
                     Total Shareholders' Equity               54,383       57,512       55,907
                                                           ---------    ---------    ---------

                     Total Liabilities and
                            Shareholders' Equity           $ 598,001    $ 581,391    $ 593,742
                                                           =========    =========    =========

          See accompanying notes to consolidated financial statements.

                            FNB Corp. and Subsidiary

                        CONSOLIDATED STATEMENTS OF INCOME

                                                          Three Months Ended
                                                         March 31, (unaudited)
                                                        -----------------------
                                                           2002         2001
                                                        ----------   ----------
                                                         (in thousands, except
                                                            per share data)
Interest Income
     Interest and fees on loans                         $    6,756   $    8,551
     Interest and dividends on investment securities:
          Taxable income                                     2,220        1,798
          Non-taxable income                                   297          243
     Other interest income                                      29           85
                                                        ----------   ----------
                    Total interest income                    9,302       10,677
                                                        ----------   ----------

Interest Expense
     Deposits                                                3,108        5,336
     Retail repurchase agreements                               62          124
     Federal Home Loan Bank advances                           361          281
     Federal funds purchased                                     3           28
                                                        ----------   ----------
                    Total interest expense                   3,534        5,769
                                                        ----------   ----------

Net Interest Income                                          5,768        4,908
     Provision for loan losses                                 510          120
                                                        ----------   ----------
Net Interest Income After Provision for Loan Losses          5,258        4,788
                                                        ----------   ----------

Noninterest Income
     Service charges on deposit accounts                       672          581
     Annuity and brokerage commissions                          54           61
     Cardholder and merchant services income                   164          138
     Other service charges, commissions and fees               200          192
     Bank owned life insurance                                 152          157
     Net gain on sales of loans                                412          254
     Other income                                               34           43
                                                        ----------   ----------
                    Total noninterest income                 1,688        1,426
                                                        ----------   ----------

Noninterest Expense
     Personnel expense                                       2,555        2,189
     Net occupancy expense                                     247          201
     Furniture and equipment expense                           371          356
     Data processing services                                  197          167
     Other expense                                           1,055          926
                                                        ----------   ----------
                    Total noninterest expense                4,425        3,839
                                                        ----------   ----------

Income Before Income Taxes                                   2,521        2,375
Income taxes                                                   716          693
                                                        ----------   ----------

Net Income                                              $    1,805   $    1,682
                                                        ==========   ==========

Net income per common share:
     Basic                                              $      .38   $      .33
     Diluted                                                   .37          .33
                                                        ==========   ==========

Weighted average number of shares outstanding:
     Basic                                               4,761,448    5,062,591
     Diluted                                             4,869,589    5,141,393
                                                        ==========   ==========

Cash dividends declared per common share                $      .14   $      .12
                                                        ==========   ==========

          See accompanying notes to consolidated financial statements.

                            FNB Corp. and Subsidiary

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

              Three Months Ended March 31, 2002 and March 31, 2001

                                                                                                          Accumulated
                                                                                                             Other
                                                                                                         Comprehensive
                                                           Common Stock                        Retained      Income
                                                    -------------------------
                                                       Shares      Amount        Surplus       Earnings      (Loss)      Total
                                                    -----------  -----------   ------------  -----------    ---------  ----------
                                                                             (in thousands, except share data)
Balance, December 31, 2000                           5,059,641   $    12,649    $     2,836  $     40,000    $  (363)  $   55,122
Comprehensive income:
     Net income                                              -             -              -         1,682          -        1,682
     Other comprehensive income:
          Unrealized securities gains,
               net of income taxes of $643                   -             -              -             -      1,252        1,252
                                                                                                                       ----------
     Total comprehensive income                              -             -              -             -          -        2,934
                                                                                                                       ==========
Cash dividends declared                                      -             -              -          (609)         -         (609)
Common stock issued through:
     Stock option plan                                   6,301            16             49             -          -           65
                                                    ----------   -----------    -----------  ------------    -------   ----------

Balance, March 31, 2001                              5,065,942   $    12,665    $     2,885  $     41,073    $   889   $   57,512
                                                    ==========   ===========    ===========  ============    =======   ==========



Balance, December 31, 2001                           4,763,261   $    11,908    $         -  $     43,032    $   967   $   55,907
Comprehensive income:
     Net income                                              -             -              -         1,805          -        1,805
     Other comprehensive income:
          Unrealized securities losses,
               net of income tax benefit of $1,263           -             -              -             -     (2,454)      (2,454)
                                                                                                                       ----------
     Total comprehensive loss                                -             -              -             -          -         (649)
                                                                                                                       ----------
Cash dividends declared                                      -             -              -          (662)         -         (662)
Common stock issued through:
     Stock option plan                                   4,429            11             33             -          -           44
Common stock repurchased                               (17,243)          (43)           (33)         (181)         -         (257)
                                                    ----------   -----------    -----------  ------------    -------   ----------

Balance, March 31, 2002                              4,750,447   $    11,876    $         -  $     43,994    $(1,487)  $   54,383
                                                    ==========   ===========    ===========  ============    =======   ==========

          See accompanying notes to consolidated financial statements.

                            FNB Corp. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Three Months Ended
                                                                                    March 31, (unaudited)
                                                                                 ---------------------------
                                                                                    2002             2001
                                                                                 ----------       ----------
                                                                                         (in thousands)
Operating Activities:
  Net income                                                                      $  1,805         $  1,682
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization of premises and equipment                            306              285
    Provision for loan losses                                                          510              120
    Deferred income taxes (benefit)                                                    (10)              88
    Deferred loan fees and costs, net                                                  (71)             (22)
    Premium amortization and discount accretion
        of investment securities, net                                                    9                5
    Amortization of intangibles                                                         --                3
    Net decrease in loans held for sale                                             10,329            7,830
    Increase in other assets                                                          (661)          (1,065)
    Increase in other liabilities                                                       48              613
                                                                                  --------         --------
          Net Cash Provided by Operating Activities                                 12,265            9,539
                                                                                  --------         --------

Investing Activities:
  Available-for-sale securities:
    Proceeds from maturities and calls                                               9,091           18,336
    Purchases                                                                      (17,711)         (35,971)
  Net decrease (increase) in loans held for investment                                 131             (989)
  Purchases of premises and equipment                                                 (492)             (48)
  Other, net                                                                            15                7
                                                                                  --------         --------
          Net Cash Used in Investing Activities                                     (8,966)         (18,665)
                                                                                  --------         --------

Financing Activities:
  Net increase in deposits                                                          12,999            6,191
  Increase (decrease) in retail repurchase agreements                               (1,115)           1,384
  Increase in Federal Home Loan Bank advances                                           --           10,000
  Decrease in federal funds purchased                                               (6,000)          (4,750)
  Common stock issued                                                                   44               65
  Common stock repurchased                                                            (257)              --
  Cash dividends paid                                                                 (811)            (760)
                                                                                  --------         --------
          Net Cash Provided by Financing Activities                                  4,860           12,130
                                                                                  --------         --------

Net Increase in Cash and Cash Equivalents                                            8,159            3,004
Cash and cash equivalents at beginning of period                                    13,617           14,202
                                                                                  --------         --------

Cash and Cash Equivalents at End of Period                                        $ 21,776         $ 17,206
                                                                                  ========         ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
       Interest                                                                   $  4,169         $  5,588
       Income taxes (refund)                                                           (63)             463
  Noncash transactions:
       Transfer of held-to-maturity securities to available-for-sale securities         --           59,361
       Foreclosed loans transferred to other real estate                               168              306
       Unrealized securities gains (losses), net of income taxes                    (2,454)           1,252

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

                                                Securities Transferred
                                         ------------------------------------
                                                     Estimated     Unrealized
                                          Amorized     Fair          Gain
                                            Cost       Value         (Loss)
                                         ----------  ---------     ---------
                                                     (in thousands)
         U.S. Government agencies and
           corporations                    $36,089     $35,759       $  (330)
         Mortgage-backed securities            483         488             5
         State, county and municipal        19,735      20,352           617
         Other debt securities               3,054       3,128            74
                                           -------     -------       -------

                  Total                    $59,361     $59,727       $   366
                                           =======     =======       =======

         As of January 1, 2001, the transfer of the securities had a net of tax effect of $242,000 on other comprehensive income.

         On January 1, 2001, the Corporation had no embedded derivative instruments requiring separate accounting treatment. The Corporation does not engage in hedging activities and has identified fixed rate conforming loan commitments as its only freestanding derivative instruments. The fair value of these commitments was not material and therefore the adoption of SFAS No. 133 on January 1, 2001, did not have a material impact on the Corporation's consolidated financial statements. The fair value of these commitments at March 31, 2002 and 2001 was not material to the Corporation's consolidated financial statements. The Coroporation had no other derivative instruments requiring separate accounting treatment at March 31, 2002 and 2001.

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

                                                         Three Months Ended
                                                               March 31,
                                                      ------------------------
                                                         2002         2001
                                                      ----------   -----------

         Basic EPS denominator - Weighted average
              number of common shares outstanding 4,761,448 5,062,591 Dilutive share effect arising from assumed
              exercise of stock options                  108,141        78,802
                                                      ----------   -----------

         Diluted EPS denominator                       4,869,589     5,141,393
                                                      ==========   ===========

6.       Loans

         Loans as presented are reduced by net deferred loan fees of $443,000, $383,000 and $514,000 at March 31, 2002, March 31, 2001 and December
         31, 2001, respectively.

7.       Allowance for Loan Losses

         Changes in the allowance for loan losses were as follows:

                                                         Three Months Ended
                                                              March 31,
                                                      -------------------
                                                         2002       2001
                                                      --------    -------
                                                       (in thousands)

         Balance at beginning of period               $4,417      $4,352
         Charge-offs                                     383         121
         Recoveries                                       29          43
                                                      ------      ------
                  Net loan charge-offs                   354          78
         Provision for loan losses                       510         120
         Allowance adjustment for loans sold               -         (43)
                                                      ------      ------

         Balance at end of period                     $4,573      $4,351
                                                      ======      ======

8.       Supplementary Income Statement Information

         Significant components of other expense were as follows:

                                                         Three Months Ended
                                                             March 31,
                                                      ---------------------
                                                         2002       2001
                                                      --------    -------
                                                         (in thousands)

         Stationery, printing and supplies            $128          $137
         Advertising and marketing                     103            76

9.       Adoption of New Accounting Pronouncement

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Also, SFAS No. 142 will require that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The adoption of SFAS No. 141 and SFAS No. 142 did not have a a material effect on the Corporation's consolidated financial statements other than providing enhanced disclosures for mortgage servicing rights. As of January 1, 2002, the Corporation had no goodwill and had intangible assets related to deposit and branch purchase acquisitions and mortgage servicing rights totaling $1,000 and $482,000, respectively.

         The rights to service mortgage loans for others are included in other assets on the consolidated balance sheet. MSRs are capitalized based on the allocated cost which is determined when the underlying loans are sold. MSRs are amortized over the life of the underlying loan as an adjustment of servicing income. Impairment reviews of MSRs are performed on a quarterly basis.

         MSRs totaled $719,000 and $482,000 at March 31, 2002 and December 31, 2001, respectively. Amortization expense totaled $32,000 and $5,000 for the three months ended March 31, 2002 and 2001, respectively.

         The estimated amortization expense for MSRs in future periods based on the unamortized balance at December 31, 2001 is as follows (in thousands):

         Years Ending December 31
         ------------------------

         2002                                             $  66
         2003                                                44
         2004                                                41
         2005                                                39
         2006                                                35
         2007 and later years                               257
                                                          -----

                  Total amortization expense              $ 482
                                                          =====

         The estimated amortization expense is based on current information regarding loan payments. The actual amortization expense in future periods is subject to change based on the volume of prepayments.

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

         The Corporation earned $1,805,000 in the first quarter of 2002, a 7.3% increase over the same period in 2001. Reflecting the effect of a stock buyback progam implemented in May 2001, earnings per share amounts increased by a higher percentage than did net income in comparing first quarter periods. Basic earnings per share increased from $.33 to $.38 and diluted earnings per share increased from $.33 to $.37 for percentage increases of 15.2% and 12.1%, respectively. Under the buyback program, the Corporation repurchased 320,841 shares of common stock in 2001 and 17,243 shares in the first quarter of 2002.

         Total assets were $598,001,000 at March 31, 2002, up 2.9% from March 31, 2001 and 0.7% from December 31, 2001. Loans, affected by the general slowdown in the economy and by the high level of residential mortgage loan refinancing activity, amounted to $380,606,000 at March 31, 2002, decreasing 2.0% from March 31, 2001 and 2.8% from December 31, 2001. Total deposits grew 3.0% from March 31, 2001 and 2.7% from December 31, 2001 to $493,229,000 at
March 31, 2002. Investment securities at March 31, 2002 were 10.6% higher compared to March 31, 2001 and 3.0% higher compared to December 31, 2001.

Critical Accounting Policies

         The Corporation's significant accounting policies are set forth in Note 1 to the Consolidated Financial Statements contained in the Form 10-K Annual Report for the fiscal year ended December 31, 2001. Of these significant accounting policies, the Corporation considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management's most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Corporation has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation's allowance for loan losses and related matters, see "Asset Quality".

Earnings Review

         The Corporation's net income increased $123,000 or 7.3% in the first quarter of 2002 compared to the same period of 2001. Earnings were positively impacted in the first quarter of 2002 by increases of $860,000 or 17.5% in net interest income and $262,000 in noninterest income. These gains were significantly offset, however, by increases of $586,000 in noninterest expense and $390,000 in the provision for loan losses.

         On an annualized basis, return on average assets increased from 1.18% in the first quarter of 2001 to 1.21% in the first quarter of 2002. Return on average shareholders' equity increased from 11.89% to 12.68% in comparing the same periods.

Net Interest Income

         Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

         Net interest income was $5,768,000 in the first quarter of 2002 compared to $4,908,000 in the same period of 2001. This increase of $860,000 or 17.5% resulted primarily from an improvement in the net yield on earning assets, or net interest margin, from 3.88% in the first quarter of 2001 to 4.43% in the same period of 2002 coupled with a 4.0% increase in the level of average earning assets. On a taxable equivalent basis, the increase in net interest income in the first quarter of 2002 was $951,000, reflecting changes in the relative mix of taxable and non-taxable earning assets in each period.

         Table 1 on page 20 sets forth for the periods indicated information with respect to the Corporation's average balances of assets and liabilities, as well as the total dollar amounts of interest income (taxable equivalent basis) from earning assets and interest expense on interest-bearing liabilities, resultant rates earned or paid, net interest income, net interest spread and net yield on earning assets. Net interest spread refers to the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. Net yield on earning assets, or net interest margin, refers to net interest income divided by average earning assets and is influenced by the level and relative mix of earning assets and interest-bearing liabilities. Changes in net interest income on a taxable equivalent basis, as measured by volume and rate variances, are also analyzed in Table 1. Volume refers to the average dollar level of earning assets and interest-bearing liabilities.

         Changes in the net interest margin and net interest spread tend to correlate with movements in the prime rate of interest. There are variations, however, in the degree and timing of rate changes, compared to prime, for the different types of earning assets and interest-bearing liabilities.

         Until the significant interest rate declines in 2001, there had been a much greater degree of stability for several years in the interest rates both earned and paid by the Bank. After rate cuts totaling 4.75%, the prime rate averaged 6.99% in 2001 compared to the average prime rates of 9.21%, 7.99% and 8.37% in 2000, 1999 and 1998, respectively. Due to a general slowdown in the economy that began to be perceived in the 2000 fourth quarter, the Federal Reserve acted to provide a stimulus through a series of interest rate reductions commencing in the 2001 first quarter, resulting in eight 50 basis point reductions and three 25 basis point reductions in the prime rate that lowered it to the 4.75% level at December 31, 2001. The reductions in the prime rate tended to negatively impact the net interest margin and net interest spread until the 2001 third quarter when these measures began to improve.

         Following the rate cuts in 2001, the prime rate averaged 4.75% in the first quarter of 2002 compared to 8.75% in the same period of 2001. The net interest spread, in comparing first quarter periods, increased by 83 basis points from 3.19% in 2001 to 4.02% in 2002, reflecting the effect of a decrease in the average rate paid on interest-bearing liabilities, or cost of funds, that more than offset the decrease in the average total yield on earning assets. The yield on earning assets decreased by 125 basis points from 8.26% in 2001 to 7.01% in 2002, while the cost of funds decreased by 208 basis points from 5.07% to 2.99%.

Provision for Loan Losses

         This provision is the charge against earnings to provide an allowance or reserve for probable losses inherent in the loan portfolio. The amount of each period's charge is affected by several considerations including management's evaluation of various risk factors in determining the adequacy of the allowance (see "Asset Quality"), actual loan loss experience and loan portfolio growth. Earnings were negatively impacted in the first quarter of 2002 compared to the same period in 2001 by a $390,000 increase in the provision.

         The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.21% at March 31, 2002, 1.13% at March 31, 2001 and 1.17% at December 31, 2001. The increase in the allowance percentage from March 31, 2001 to March 31, 2002 related primarily to asset quality considerations, increases in historical charge-off trends and general economic conditions.

Noninterest Income

         Noninterest income increased $262,000 or 18.4% in the first quarter of 2002 compared to the same period in 2001, reflecting in part the general increase in the volume of business. The increase was primarily due to a $158,000 increase in the net gain on sales of loans and to a $91,000 increase in service charges on deposit accounts. The net gain on sales of loans was affected in 2002 by the high level of residential mortgage loan refinancing activity. The increase in service charges on deposit accounts was due to selected increases in service charge rates that became effective in the 2002 first quarter and to an increase in the level of deposit accounts subject to service charges.

Noninterest Expense

         Noninterest expense was $586,000 or 15.3% higher in the first quarter of 2002 compared to the same period in 2001, due in large part to increased personnel expense, which was impacted by increased staffing requirements, normal salary adjustments and higher costs of fringe benefits. Other expense was affected in 2002 by increases in advertising and marketing expense and expenses related to nonperforming assets and by losses recorded on disposal of fixed assets.

Income Taxes

         The effective income tax rate decreased from 29.2% in the first quarter of 2001 to 28.4% in the same period of 2002 due principally to a decrease in the ratio of taxable to tax-exempt income.

Liquidity

         Liquidity refers to the continuing ability of the Bank to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to the Parent Company for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from five major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold, (c) lines for the purchase of federal funds from other banks, (d) the $71,700,000 line of credit established at the Federal Home Loan Bank, less existing advances against that line, and (e) the investment securities portfolio. All debt securities are of investment grade quality and, if the need arises, can be promptly liquidated on the open market or pledged as collateral for short-term borrowing.

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

Commitments, Contingencies and Off-Balance Sheet Risk

         In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. At March 31, 2002, a summary of significant commitments is as follows:

         Commitments to extend credit                     $107,039,000
         Standby letters of credit                             323,000

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

         There were no binding commitments for the origination of mortgage loans intended to be held for sale at March 31, 2002.

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

         The Bank's balance sheet was liability-sensitive at March 31, 2002. A liability-sensitive position means that in gap measurement periods of one year or less there are more liabilities than assets subject to immediate repricing as market rates change. Because immediately rate sensitive interest-bearing liabilities exceed rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

Capital Adequacy

         Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution's ongoing trading activities. At March 31, 2002, FNB Corp. and the Bank were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital. Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%. At March 31, 2002, FNB Corp. and the Bank had total capital ratios of 14.41% and 13.75%, respectively, and Tier 1 capital ratios of 13.31% and 12.65%.

         The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At March 31, 2002, FNB Corp. and the Bank had leverage capital ratios of 9.41% and 8.94%, respectively.

         The Bank is also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, the Bank must have a minimum ratio for total capital of 10.00%, for Tier 1 capital of 6.00% and for leverage capital of 5.00%. As noted above, the Bank met all of those ratio requirements at March 31, 2002 and, accordingly, is well-capitalized under the regulatory framework for prompt corrective action.

Balance Sheet Review

         Total assets at March 31, 2002 were higher than at March 31, 2001 and December 31, 2001 by $16,610,000 or 2.9% and $4,259,000 or 0.7%, respectively;
deposits were ahead by $14,590,000 or 3.0% and $12,999,000 or 2.7%. A portion of the asset growth was funded by advances from the Federal Home Loan Bank which at March 31, 2002 had increased by $5,000,000 or 20.0% compared to March 31, 2001 and were unchanged compared to December 31, 2001. The level of funds provided by retail repurchase agreements at March 31, 2002 had increased by $1,112,000 or 8.8% from March 31, 2001 and had decreased by $1,115,000 or 7.5% from December 31, 2001. Average assets increased 4.2% in the first quarter of 2002 compared to the same period in 2001, while average deposits increased 3.2%.

Investment Securities

         Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. In general, since there was growth in total assets but a decrease in loans during the twelve-month period ended March 31, 2002, the level of investment securities was increased $16,115,000 or 10.6%, with a net increase of $4,885,000 or 3.0% occurring in the first quarter of 2002. Additionally, in connection with certain balance sheet strategies, the funds obtained from advances totaling $5,000,000 from the Federal Home Loan Bank in the fourth quarter of 2001 were primarily utilized for the purchase of investment securities. Investable funds not otherwise utilized are temporarily invested on an overnight basis as federal funds sold, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

Loans

         The Corporation's primary source of revenue and largest component of earning assets is the loan portfolio. Reflecting the general slowdown in the economy and the high level of residential mortgage loan refinancing activity, loans decreased $7,918,000 or 2.0% during the twelve-month period ended March 31, 2002, with a net loan decrease of $11,026,000 or 2.8% occurring in the first quarter of 2002. Average loans were $10,144,000 or 2.6% lower in the first quarter of 2002 than in the same period of 2001. The ratio of average loans to average deposits, in comparing first quarter periods decreased from 83.4% in 2001 to 78.7% in 2002. The ratio of loans to deposits at March 31, 2002 was 77.2%.

         While the level of the entire loan portfolio has been adversely affected by the general slowdown in the economy, the commercial and agricultural loan portfolio experienced gains during both the twelve-month period ended March 31, 2002 and the first quarter of 2002. The balance of the 1-4 family residential mortgage loan portfolio has been negatively affected by the high level of refinancing activity, especially since certain loans previously included in the "held for investment" category were sold when the refinancing occurred.

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

         At March 31, 2002, the Bank had impaired loans which totaled $852,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $450,000. At March 31, 2002, nonperforming loans were $4,423,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $4,121,000 and $302,000, respectively. At March 31, 2001, nonperforming loans were $3,791,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $3,280,000 and $511,000, respectively.

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

         The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.21% at March 31, 2002, 1.13% at March 31, 2001 and 1.17% at December 31, 2001. The increase in the allowance percentage from March 31, 2001 to March 31, 2002 related primarily to asset quality considerations, increases in historical charge-off trends and general economic conditions.

         Management believes the allowance for loan losses of $4,573,000 at March 31, 2002 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management's judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no asssurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Corporation.

         The following table presents an analysis of the changes in the allowance for loan losses.

                                                   Three Months Ended
                                                         March 31,
                                                  ---------------------
                                                   2002           2001
                                                  ------         ------
                                                      (in thousands)

         Balance at beginning of period           $4,417         $4,352
         Charge-offs                                 383            121
         Recoveries                                   29             43
                                                  ------         ------
                  Net loan charge-offs               354             78
         Provision for loan losses                   510            120
         Allowance adjustment for loans sold           -            (43)
                                                  ------         ------

         Balance at end of period                 $4,573         $4,351
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

         The Bank's level and mix of deposits has been specifically affected by the following factors. Money market deposits were the most significant factor resulting in the gain in deposits, increasing $14,640,000 during the twelve-month period ended March 31, 2002 and $8,330,000 during the first quarter of 2002. Time deposits, reflecting the effect of promotions for premium-rate certificates of deposit, decreased $15,570,000 during the twelve-month period ended March 31, 2002 and $3,963,000 during the first quarter of 2002. Further, the level of time deposits obtained from governmental units fluctuates, amounting to $59,853,000, $44,473,000 and $53,573,000 at March 31, 2002, March
31, 2001 and December 31, 2001, respectively.

Business Development Matters

         As discussed in the "Overview" and in Note 3 to Consolidated Financial Statements, on February 11, 2002, the Corporation entered into a definitive merger agreement to acquire Rowan Bancorp, Inc. ("Rowan Bancorp"), holding company for Rowan Savings Bank, SSB, Inc. ("Rowan Bank"), headquartered in China Grove, North Carolina. Under the terms of the agreement, Rowan Bancorp will be merged with a wholly-owned subsidiary of FNB Corp. formed for the purposes of effecting the merger, immediately after which, the subsidiary will be merged into FNB Corp. Rowan Bank will then become a separate subsidiary of FNB Corp. The merger is anticipated to close early in the third quarter of 2002.

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

         In April 2002, the Bank received regulatory approval for establishment of a new branch office in Pinehurst, North Carolina. The office will be located in a leased facility which had previously been used as a banking office by another financial institution. No significant capital outlay is expected.

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

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance on differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Statement 144 also supersedes APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Corporation adopted the provisions of SFAS No. 144 effective January 1, 2002 with no effect on its consolidated financial statements.

Cautionary Satement for Purpose of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

         The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as "believes", "expects", "plans", "projects", "goals", "estimates", "may", "could", "should", or "anticipates" or the negative thereof or other variations thereon of comparable terminology, or by discussions of strategy that involve risks and uncertainties. In addition, from time to time, the Corporation or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Corporation with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the

Corporation. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Corporation wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect the Corporation's actual results, causing actual results to differ materially from those in any forward-looking statement. These factors include:
(i) competitive pressure in the banking industry or in the Corporation's markets may increase significantly, (ii) changes in the interest rate environment may reduce margins, (iii) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration, (iv) changes may occur in banking legislation and in the environment, (v) changes may occur in general business conditions and inflation and (vi) changes may occur in the securities markets. Readers should also consider information on risks and uncertainties contained in the discussions of competition, regulation and supervision, and effect of governmental policies contained in the Corporation's most recent Annual Report on Form 10-K.

Table 1
Average Balances and Net Interest Income Analysis

THREE MONTHS ENDED MARCH 31                                  2002                                 2001
                                              ----------------------------------     ----------------------------------
                                                                        Average                                Average

                                                           Interest      Rates                    Interest      Rates
                                               Average     Income/      Earned/       Average     Income/      Earned/

                                               Balance     Expense       Paid         Balance     Expense       Paid
                                              ---------   ----------   ---------     ---------   ----------   ---------
                                                                                   (Taxable Equivalent Basis, Dollars in
                                                                                                 Thousands)
Earning Assets
Loans (2)(3)                                  $ 383,601   $   6,796         7.16%    $ 393,745   $   8,572         8.80%
Investment securities (2):
     Taxable income                             139,960       2,376         6.79       114,951       1,921         6.69
     Non-taxable income                          24,993         465         7.44        19,482         372         7.64
Other earning assets                              7,110          29         1.66         6,366          85         5.42
                                              ---------   ---------    ---------     ---------   ---------    ---------
        Total earning assets                    555,664       9,666         7.01       534,544      10,950         8.26
                                              ---------   ---------    ---------     ---------   ---------    ---------

Cash and due from banks                          11,859                                 12,615
Other assets, net                                27,061                                 23,482
                                              ---------                              ---------
        Total Assets                          $ 594,584                              $ 570,641
                                              =========                              =========

Interest-Bearing Liabilities
Interest-bearing deposits:
     Demand deposits                          $  59,942          97         0.66     $  54,698         146         1.08
     Savings deposits                            34,585          85         1.00        34,354         170         2.00
     Money market deposits                       50,205         243         1.96        38,118         402         4.28
     Certificates and other time deposits       291,044       2,683         3.74       300,038       4,618         6.24
Retail repurchase agreements                     13,617          62         1.83        11,142         124         4.53
Federal Home Loan Bank advances                  30,000         361         4.88        21,511         281         5.29
Federal funds purchased                             638           3         2.03         1,792          28         6.35
                                              ---------   ---------    ---------     ---------   ---------    ---------
        Total interest-bearing liabilities      480,031       3,534         2.99       461,653       5,769         5.07
                                              ---------   ---------    ---------     ---------   ---------    ---------

Noninterest-bearing demand deposits              51,600                                 45,089
Other liabilities                                 6,024                                  7,313
Shareholders' equity                             56,929                                 56,586
                                              ---------                              ---------
        Total Liabilities and
               Shareholders' Equity           $ 594,584                              $ 570,641
                                              =========                              =========

Net Interest Income and Spread                            $   6,132         4.02%                $   5,181         3.19%
                                                          =========    =========                 =========    =========

Net Yield on Earning Assets                                                 4.43%                                 3.88%
                                                                       =========                              =========



                                                      2002 Versus 2001
                                              ----------------------------------
                                                Interest Variance
                                                     due to (1)           Net
                                              ----------------------
                                                Volume       Rate       Change
                                              ----------  ----------  ----------

Earning Assets
Loans (2)(3)                                  $    (216)  $  (1,560)     (1,776)
Investment securities (2):
     Taxable income                                 426          29         455
     Non-taxable income                             103         (10)         93
Other earning assets                                  9         (65)        (56)
                                              ---------   ---------   ---------
        Total earning assets                        322      (1,606)     (1,284)
                                              ---------   ---------   ---------

Cash and due from banks
Other assets, net

        Total Assets


Interest-Bearing Liabilities
Interest-bearing deposits:
     Demand deposits                                 13         (62)        (49)
     Savings deposits                                 1         (86)        (85)
     Money market deposits                          104        (263)       (159)
     Certificates and other time deposits          (135)     (1,800)     (1,935)
Retail repurchase agreements                         24         (86)        (62)
Federal Home Loan Bank advances                     104         (24)         80
Federal funds purchased                             (12)        (13)        (25)
                                              ---------   ---------   ---------
        Total interest-bearing liabilities           99      (2,334)     (2,235)
                                              ---------   ---------   ---------

Noninterest-bearing demand deposits
Other liabilities
Shareholders' equity

        Total Liabilities and
               Shareholders' Equity


Net Interest Income and Spread                $     223   $     728   $     951
                                              =========   =========   =========

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

         Management does not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis prepared and presented in conjunction with the Form 10-K Annual Report for the fiscal year ended December 31, 2001.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits.

               Exhibits to this report are listed in the index to exhibits on pages 23 and 24 of this report.

         (b)   Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                    ________________________________________


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FNB Corp.
                                           (Registrant)

Date: May 14, 2002                     By: /s/ Jerry A. Little
                                           ---------------------------------
                                               Jerry A. Little
                                               Treasurer and Secretary
                                               (Principal Financial and
                                               Accounting Officer)

                                INDEX TO EXHIBITS

  Exhibit No.                         Description of Exhibit
  -----------                         ----------------------

     2.10 Agreement and Plan of Merger dated as of February 11, 2002 by and between the Registrant and Rowan Bancorp, Inc., incorporated herein by reference to Exhibit 2.10 to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 2001.

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

     10.33* Nonqualified Supplemental Retirement Plan with R. Larry Campbell, incorporated herein by reference to Exhibit 10(c) to the Annual Report on Form 10-KSB of Carolina Fincorp, Inc. for the fiscal year ended June 30, 1997.

--------------

* Management contract, or compensatory plan or arrangement.