Form 10-Q
period 2002-06-30
FNB CORP/NC
filed 2002-08-13
CIK 764811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

Commission File Number 0-13823

FNB CORP.
(Exact name of Registrant as specified in its charter)

North Carolina	56-1456589
(State of incorporation)	(I.R.S. Employer Identification No.)

101 Sunset Avenue, Asheboro, North Carolina 27203
(Address of principal executive offices)

(336) 626-8300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

The registrant had 5,352,766 shares of $2.50 par value common stock outstanding at August 12, 2002.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

FNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	June 30, (unaudited)		December 31,
	2002	2001	2001
	(in thousands, except share data)
ASSETS
Cash and due from banks	$ 12,379	$ 14,189	$ 13,490
Federal funds sold	8,364	159	127
Investment securities—Available for sale (amortized cost of $154,926, $165,619 and $161,685)	157,780	167,009	163,150
Loans:
Loans held for sale	979	2,557	12,836
Loans held for investment	387,285	386,385	378,796
Less allowance for loan losses	(4,672)	(4,353)	(4,417)

Net loans	383,592	384,589	387,215

Premises and equipment, net	10,310	9,438	10,268
Other assets	19,224	18,663	19,492

Total Assets	$591,649	$594,047	$593,742

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$ 52,692	$ 46,823	$ 49,089
Interest-bearing deposits:
Demand, savings and money market deposits	155,486	131,366	140,496
Time deposits of $100,000 or more	103,674	102,102	109,187
Other time deposits	169,936	205,005	181,458

Total deposits	481,788	485,296	480,230
Retail repurchase agreements	14,681	13,635	14,812
Federal Home Loan Bank advances	30,000	25,000	30,000
Federal funds purchased	—	4,375	6,000
Other liabilities	6,179	7,486	6,793

Total Liabilities	532,648	535,792	537,835

Shareholders’ equity:
Preferred stock—$10.00 par value; authorized 200,000 shares, none issued	—	—	—
Common stock—$2.50 par value; authorized 10,000,000 shares, issued shares—4,755,497, 5,047,292 and 4,763,261	11,889	12,618	11,908
Surplus	29	2,653	—
Retained earnings	45,199	42,066	43,032
Accumulated other comprehensive income	1,884	918	967

Total Shareholders’ Equity	59,001	58,255	55,907

Total Liabilities and Shareholders’ Equity	$591,649	$594,047	$593,742

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2002	2001	2002	2001
	(in thousands, except per share data)
Interest Income
Interest and fees on loans	$6,690	$8,053	$13,446	$16,604
Interest and dividends on investment securities:
Taxable income	2,288	2,171	4,508	3,969
Non-taxable income	286	238	583	481
Other interest income	17	57	46	142

Total interest income	9,281	10,519	18,583	21,196

Interest Expense
Deposits	2,820	5,116	5,928	10,452
Retail repurchase agreements	62	119	124	243
Federal Home Loan Bank advances	365	320	726	601
Federal funds purchased	5	10	8	38

Total interest expense	3,252	5,565	6,786	11,334

Net Interest Income	6,029	4,954	11,797	9,862
Provision for loan losses	530	165	1,040	285

Net Interest Income After Provision for Loan Losses	5,499	4,789	10,757	9,577

Noninterest Income
Service charges on deposit accounts	689	648	1,361	1,229
Annuity and brokerage commissions	86	53	140	114
Cardholder and merchant services income	190	157	354	295
Other service charges, commissions and fees	186	173	386	365
Bank owned life insurance	152	159	304	316
Net gain on sales of loans	258	175	670	429
Other income	124	123	158	166

Total noninterest income	1,685	1,488	3,373	2,914

Noninterest Expense
Personnel expense	2,680	2,300	5,235	4,489
Net occupancy expense	246	203	493	404
Furniture and equipment expense	373	345	744	701
Data processing services	216	174	413	341
Other expense	1,035	1,049	2,090	1,975

Total noninterest expense	4,550	4,071	8,975	7,910

Income Before Income Taxes	2,634	2,206	5,155	4,581
Income taxes	760	608	1,476	1,301

Net Income	$1,874	$1,598	$ 3,679	$3,280

Net income per common share:
Basic	$ .39	$ .32	$ .77	$ .65
Diluted	.38	.31	.75	.64

Weighted average number of shares outstanding:
Basic	4,754,396	5,062,678	4,757,903	5,062,635
Diluted	4,900,892	5,133,881	4,885,328	5,137,616

Cash dividends declared per common share	$ .14	$ .12	$ .28	$ .24

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Six Months Ended June 30, 2002 and June 30, 2001 (unaudited)

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands, except share data)
Balance, December 31, 2000	5,059,641	$12,649	$2,836	$40,000	$ (363)	$55,122
Comprehensive income:
Net income	—	—	—	3,280	—	3,280
Other comprehensive income:
Unrealized securities gains net of income taxes of $659	—	—	—	—	1,281	1,281

Total comprehensive income	—	—	—	—	—	4,561

Cash dividends declared	—	—	—	(1,214)	—	(1,214)
Common stock issued through:
Stock option plan	9,551	24	72	—	—	96
Common stock repurchased	(21,900)	(55)	(255)	—	—	(310)

Balance, June 30, 2001	5,047,292	$12,618	$2,653	$42,066	$ 918	$58,255

Balance, December 31, 2001	4,763,261	$11,908	$ —	$43,032	$ 967	$55,907
Comprehensive income:
Net income	—	—	—	3,679	—	3,679
Other comprehensive income:
Unrealized securities gains, net of income taxes of $472	—	—	—	—	917	917

Total comprehensive income	—	—	—	—	—	4,596

Cash dividends declared	—	—	—	(1,331)	—	(1,331)
Common stock issued through:
Stock option plan	9,479	24	62	—	—	86
Common stock repurchased	(17,243)	(43)	(33)	(181)	—	(257)

Balance, June 30, 2002	4,755,497	$11,889	$ 29	$45,199	$1,884	$59,001

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, (unaudited)
	2002	2001
	(in thousands)
Operating Activities:
Net income	$ 3,679	$ 3,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	611	569
Provision for loan losses	1,040	285
Deferred income taxes (benefit)	(99)	102
Deferred loan fees and costs, net	(26)	7
Premium amortization and discount accretion of investment securities, net	19	(1)
Amortization of intangibles	—	5
Net decrease in loans held for sale	11,857	7,312
Decrease (increase) in other assets	300	(536)
Increase (decrease) in other liabilities	(469)	417

Net Cash Provided by Operating Activities	16,912	11,440

Investing Activities:
Available-for-sale securities:
Proceeds from maturities and calls	30,013	50,277
Purchases	(23,281)	(82,950)
Net increase in loans held for investment	(9,639)	(1,407)
Purchases of premises and equipment	(679)	(411)
Other, net	20	(129)

Net Cash Used in Investing Activities	(3,566)	(34,620)

Financing Activities:
Net increase in deposits	1,558	12,848
Increase (decrease) in retail repurchase agreements	(131)	2,434
Increase in Federal Home Loan Bank advances	—	10,000
Decrease in federal funds purchased	(6,000)	(375)
Common stock issued	86	96
Common stock repurchased	(257)	(310)
Cash dividends paid	(1,476)	(1,367)

Net Cash Provided by (Used in) Financing Activities	(6,220)	23,326

Net Increase in Cash and Cash Equivalents	7,126	146
Cash and cash equivalents at beginning of period	13,617	14,202

Cash and Cash Equivalents at End of Period	$20,743	$14,348

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ 7,615	$10,923
Income taxes	1,390	1,740
Noncash transactions:
Transfer of held-to-maturity securities to available-for-sale securities	—	59,361
Foreclosed loans transferred to other real estate	175	626
Unrealized securities gains, net of income taxes	917	1,281

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

FNB Corp. is a one-bank holding company whose wholly-owned subsidiary is the First National Bank and Trust Company (the “Bank”). The Bank, which has one wholly-owned subsidiary, First National Investor Services, Inc., offers a complete line of financial services, including loan, deposit, cash management, investment and trust services, to individual and business customers primarily in the region of North Carolina that includes Chatham, Montgomery, Moore, Randolph, Richmond and Scotland counties.

The accompanying consolidated financial statements, prepared without audit, include the accounts of FNB Corp. and the Bank (collectively the “Corporation”). All significant intercompany balances and transactions have been eliminated. The chief operating decision maker reviews the results of operations of the Corporation and its subsidiary as a single enterprise.

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

3.    Merger Information

On February 11, 2002, the Corporation entered into a definitive merger agreement to acquire Rowan Bancorp, Inc. (“Rowan Bancorp”), holding company for Rowan Savings Bank, SSB, Inc. (“Rowan Bank”), headquartered in China Grove, North Carolina. On June 25, 2002, the shareholders of Rowan Bancorp voted to approve the merger. The merger of the holding companies was effected on August 1, 2002 through the conversion of each share of Rowan Bancorp common stock into either 2.3715 shares of FNB Corp. common stock or $36.00 in cash, the overall conversion to stock being limited to 45% of Rowan Bancorp shares. Per the terms of the merger agreement, Rowan Bank will be operated as a separate subsidiary of FNB Corp. for a period of not less than 24 months; provided, however, that the Board of Directors of Rowan Bank may elect to cause Rowan Bank to merge with First National Bank and Trust Company or another subsidiary of FNB Corp. prior to the termination of the 24-month period. The merger will be accounted for as a purchase business combination in the third quarter of 2002. At June 30, 2002, Rowan Bancorp operated three offices through Rowan Bank and had approximately $118,901,000 in total assets, $99,381,000 in deposits and $10,225,000 in shareholders’ equity.

4.    Adoption of SFAS No. 133

On January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as further amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 138” (collectively referred to as “SFAS No. 133”). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. As permitted by SFAS No. 133, on January 1, 2001, the Corporation transferred all of its securities from the held-to-maturity portfolio to the available-for-sale portfolio as follows:

	Securities Transferred
	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)
	(in thousands)
U.S. Government agencies and corporations	$36,089	$35,759	$(330)
Mortgage-backed securities	483	488	5
State, county and municipal	19,735	20,352	617
Other debt securities	3,054	3,128	74

Total	$59,361	$59,727	$366

As of January 1, 2001, the transfer of the securities had a net of tax effect of $242,000 on other comprehensive income.

On January 1, 2001, the Corporation had no embedded derivative instruments requiring separate accounting treatment. The Corporation does not engage in hedging activities and has identified fixed rate conforming loan commitments as its only freestanding derivative instruments. The fair value of these commitments was not material and therefore the adoption of SFAS No. 133 on January 1, 2001, did not have a material impact on the Corporation’s consolidated financial statements. The fair value of these commitments at June 30, 2002 and 2001 was not material to the Corporation’s consolidated financial statements. The Coroporation had no other derivative instruments requiring separate accounting treatment at June 30, 2002 and 2001.

5.    Earnings Per Share (EPS)

Basic net income per share, or basic earnings per share (EPS), is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if the Corporation’s dilutive stock options were exercised. The numerator of the basic EPS computation is the same as the numerator of the diluted EPS computation for all periods presented. A reconciliation of the denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Basic EPS denominator—Weighted average number of common shares outstanding	4,754,396	5,062,678	4,757,903	5,062,635
Dilutive share effect arising from assumed exercise of stock options	146,496	71,203	127,425	74,981

Diluted EPS denominator	4,900,892	5,133,881	4,885,328	5,137,616

6.    Loans

Loans as presented are reduced by net deferred loan fees of $488,000, $412,000 and $514,000 at June 30, 2002, June 30, 2001 and December 31, 2001, respectively.

7.    Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)
Balance at beginning of period	$4,573	$4,351	$4,417	$4,352
Charge-offs	475	194	858	315
Recoveries	44	31	73	74

Net loan charge-offs	431	163	785	241
Provision for loan losses	530	165	1,040	285
Allowance adjustment for loans sold	—	—	—	(43)

Balance at end of period	$4,672	$4,353	$4,672	$4,353

8.    Supplementary Income Statement Information

Significant components of other expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)
Stationery, printing and supplies	$103	$122	$231	$259
Advertising and marketing	96	94	199	170

9.    Adoption of New Accounting Pronouncement

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Also, SFAS No. 142 requires that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. The adoption of SFAS No. 141 and SFAS No. 142 did not have a a material effect on the Corporation’s consolidated financial statements other than providing enhanced disclosures for mortgage servicing rights. As of January 1, 2002, the Corporation had no goodwill and had intangible assets related to deposit and branch purchase acquisitions and mortgage servicing rights totaling $1,000 and $482,000, respectively.

The rights to service mortgage loans for others are included in other assets on the consolidated balance sheet. MSRs are capitalized based on the allocated cost which is determined when the underlying loans are sold. MSRs are amortized over the life of the underlying loan as an adjustment of servicing income. Impairment reviews of MSRs are performed on a quarterly basis.

MSRs totaled $819,000 and $482,000 at June 30, 2002 and December 31, 2001, respectively. Amortization expense totaled $58,000 and $16,000 for the six months ended June 30, 2002 and 2001, respectively, and $26,000 and $11,000 for the second quarter periods of 2002 and 2001.

The estimated amortization expense for MSRs in future periods based on the unamortized balance at December 31, 2001 is as follows (in thousands):

Years Ending December 31
2002	$ 66
2003	44
2004	41
2005	39
2006	35
2007 and later years	257

Total amortization expense	$482

The estimated amortization expense is based on current information regarding loan payments. The actual amortization expense in future periods is subject to change based on the volume of prepayments.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to assist in the understanding and evaluation of the financial condition, changes in financial condition and results of operations of FNB Corp. (the “Parent Company”) and its wholly-owned subsidiary, First National Bank and Trust Company (the “Bank”), collectively referred to as the “Corporation”. This discussion should be read in conjunction with the financial information appearing elsewhere in this report.

Overview

On February 11, 2002, the Corporation entered into a definitive merger agreement to acquire Rowan Bancorp, Inc. (“Rowan Bancorp”), holding company for Rowan Savings Bank, SSB, Inc. (“Rowan Bank”), headquartered in China Grove, North Carolina. On June 25, 2002, the shareholders of Rowan Bancorp voted to approve the merger. The merger of the holding companies was effected on August 1, 2002 through the conversion of each share of Rowan Bancorp common stock into either 2.3715 shares of FNB Corp. common stock or $36.00 in cash, the overall conversion to stock being limited to 45% of Rowan Bancorp shares. Per the terms of the merger agreement, Rowan Bank will be operated as a separate subsidiary of FNB Corp. for a period of not less than 24 months; provided, however, that the Board of Directors of Rowan Bank may elect to cause Rowan Bank to merge with First National Bank and Trust Company or another subsidiary of FNB Corp. prior to the termination of the 24-month period. The merger will be accounted for as a purchase business combination in the third quarter of 2002. At June 30, 2002, Rowan Bancorp operated three offices through Rowan Bank and had approximately $118,901,000 in total assets, $99,381,000 in deposits and $10,225,000 in shareholders’ equity.

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

The Corporation earned $3,679,000 in the first six months of 2002, a 12.2% increase over the same period in 2001. Reflecting the effect of a stock buyback program implemented in May 2001, earnings per share amounts increased by a higher percentage than did net income in comparing these six-month periods. Basic earnings per share increased from $.65 to $.77 and diluted earnings per share increased from $.64 to $.75 for percentage increases of 18.5% and 17.2%, respectively. For the 2002 second quarter, earnings amounted to $1,874,000, which represents a 17.3% increase from the 2001 second quarter. Basic earnings per share in comparing second quarter periods increased from $.32 to $.39 and diluted earnings per share increased from $.31 to $.38 for percentage increases of 21.9% and 22.6%, respectively. Under the buyback program, which expired in May 2002, the Corporation repurchased 320,841 shares of common stock in 2001 and 17,243 shares in the first quarter of 2002. The Board of Directors has authorized a new stock buyback program for the repurchase of up to 300,000 shares of common stock during the period commencing August 1, 2002 and ending July 31, 2003.

Total assets of $591,649,000 at June 30, 2002 were 0.4% lower than at June 30, 2001 and December 31, 2001. Loans, affected by the general slowdown in the economy and by the high level of residential mortgage loan refinancing activity, amounted to $388,264,000 at June 30, 2002, decreasing 0.2% from June 30, 2001 and 0.9% from December 31, 2001. Total deposits declined 0.7% from June 30, 2001 and grew 0.3% from December 31, 2001, amounting to $481,788,000 at June 30, 2002. Investment securities of $157,780,000 at June 30, 2002 were 5.5% lower compared to June 30, 2001 and 3.3% lower compared to December 31, 2001.

Critical Accounting Policies

The Corporation’s significant accounting policies are set forth in Note 1 to the Consolidated Financial Statements contained in the Form 10-K Annual Report for the fiscal year ended December 31, 2001. Of these significant accounting policies, the Corporation considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management’s most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Corporation has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation’s allowance for loan losses and related matters, see “Asset Quality”.

Earnings Review

The Corporation’s net income increased $399,000 or 12.2% in the first six months of 2002 compared to the same period of 2001 and increased $276,000 or 17.3% in comparing second quarter periods. Earnings were positively impacted in the first six months and second quarter of 2002 by increases in net interest income of $1,935,000 or 19.6% and $1,075,000 or 21.7%, respectively, and by increases of $459,000 and $197,000 in noninterest income. These gains were significantly offset, however, by increases in noninterest expense of $1,065,000 in the first six months of 2002 and $479,000 in the 2002 second quarter and by increases in the provision for loan losses of $755,000 and $365,000.

On an annualized basis, return on average assets increased from 1.14% in the first six months of 2001 to 1.24% in the first six months of 2002. Return on average shareholders’ equity increased from 11.42% to 12.91% in comparing the same periods. In comparing second quarter periods, return on average assets increased from 1.09% to 1.26% and return on average shareholders’ equity increased from 10.97% to 13.14%.

Net Interest Income

Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

Net interest income was $11,797,000 in the first six months of 2002 compared to $9,862,000 in the same period of 2001. This increase of $1,935,000 or 19.6% resulted primarily from an improvement in the net yield on earning assets, or net interest margin, from 3.86% in the first six months of 2001 to 4.51% in the same period of 2002 coupled with a 2.8% increase in the level of average earning assets. In comparing second quarter periods, net interest income increased $1,075,000 or 21.7% reflecting an increase in the net interest margin from 3.84% to 4.60% and a 1.7% increase in average earning assets. On a taxable equivalent basis, the increase in net interest income in the first six months and second quarter of 2002 were $2,095,000 and $1,144,000, respectively, reflecting changes in the relative mix of taxable and non-taxable earning assets in each period.

Table 1 on page 20 and Table 2 on page 21 set forth for the periods indicated information with respect to the Corporation’s average balances of assets and liabilities, as well as the total dollar amounts of interest income (taxable equivalent basis) from earning assets and interest expense on interest-bearing liabilities, resultant rates earned or paid, net interest income, net interest spread and net yield on earning assets. Net interest spread refers to the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. Net yield on earning assets, or net interest margin, refers to net interest income divided by average earning assets and is influenced by the level and relative mix of earning assets and interest-bearing liabilities. Changes in net interest income on a taxable equivalent basis, as measured by volume and rate variances, are also analyzed in Tables 1 and 2. Volume refers to the average dollar level of earning assets and interest-bearing liabilities.

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

Following the rate cuts in 2001, the prime rate averaged 4.75% in the first six months of 2002 compared to 8.09% in the first six months of 2001. The prime rate averaged 4.75% in the second quarter of 2002 compared to 7.43% in the 2001 second quarter. The net interest spread, in comparing six-month periods, increased by 93 basis points from 3.19% in 2001 to 4.12% in 2002, reflecting the effect of a decrease in the average rate paid on interest-bearing liabilities, or cost of funds, that more than offset the decrease in the average total yield on earning assets. The yield on earning assets decreased by 111 basis points from 8.08% in 2001 to 6.97% in 2002, while the cost of funds decreased by 204 basis points from 4.89% to 2.85%. In comparing second quarter periods, the net interest spread increased by 103 basis points from 3.19% to 4.22%, as the yield on earning assets decreased by 97 basis points while the cost of funds decreased by 200 basis points.

Provision for Loan Losses

This provision is the charge against earnings to provide an allowance or reserve for probable losses inherent in the loan portfolio. The amount of each period’s charge is affected by several considerations including management’s evaluation of various risk factors in determining the adequacy of the allowance (see “Asset Quality”), actual loan loss experience and loan portfolio growth. Earnings were negatively impacted in 2002 by provisions of $1,040,000 for the first six months and $530,000 for the second quarter compared to 2001 provisions of $285,000 and $165,000, respectively.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.21% at June 30, 2002, 1.13% at June 30, 2001 and 1.17% at December 31, 2001. The increase in the allowance percentage from June 30, 2001 to June 30, 2002 related primarily to asset quality considerations, increases in historical charge-off trends and general economic conditions.

Noninterest Income

Noninterest income for the first six months and second quarter of 2002 increased $459,000 or 15.8% and $197,000 or 13.2%, respectively, compared to the same periods in 2001, reflecting in part the general increase in the volume of business. The increase, in comparing six-month periods, was primarily due to a $241,000 increase in the net gain on sales of loans and to a $132,000 increase in service charges on deposit accounts. Similarly, in comparing second quarter periods, there was a $83,000 increase in the net gain on sales of loans and and a $41,000 increase in service charges on deposit accounts. The net gain on sales of loans was affected in 2002 by the high level of residential mortgage loan refinancing activity. The increase in service charges on deposit accounts was due to selected increases in service charge rates that became effective in the 2002 first quarter and to an increase in the level of deposit accounts subject to service charges.

Noninterest Expense

Noninterest expense was $1,065,000 or 13.5% higher in the first six months of 2002 compared to the same period in 2001 and for the second quarter was $479,000 or 11.8% higher, due in large part to increased personnel expense, which was impacted by increased staffing requirements, normal salary adjustments and higher costs of fringe benefits. Other expense was affected in the first six months of 2002 by increases in advertising and marketing expense and expenses related to nonperforming assets and by losses recorded on disposal of fixed assets.

Income Taxes

The effective income tax rate of 28.6% in the first six months of 2002 did not significantly change from the 28.4% rate in the same period of 2001.

Liquidity

Liquidity refers to the continuing ability of the Bank to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to the Parent Company for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from five major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold, (c) lines for the purchase of federal funds from other banks, (d) the

$70,900,000 line of credit established at the Federal Home Loan Bank, less existing advances against that line, and (e) the investment securities portfolio. All debt securities are of investment grade quality and, if the need arises, can be promptly liquidated on the open market or pledged as collateral for short-term borrowing.

Consistent with its approach to liquidity, the Bank as a matter of policy does not solicit or accept brokered deposits for funding asset growth. Instead, loans and other assets are based primarily on a core of local deposits and the Bank’s capital position. To date, the steady increase in deposits, retail repurchase agreements and capital, supplemented by Federal Home Loan Bank advances, has been adequate to fund loan demand in the Bank’s market area, while maintaining the desired level of immediate liquidity and a substantial investment securities portfolio available for both immediate and secondary liquidity purposes.

Commitments, Contingencies and Off-Balance Sheet Risk

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. At June 30, 2002, a summary of significant commitments is as follows:

Commitments to extend credit	$110,390,000
Standby letters of credit	348,000

In management’s opinion, these commitments will be funded from normal operations with not more than the normal risk of loss.

Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

Standby letters of credit are commitments issued by the Corporation to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that in extending loans to customers.

There were no binding commitments for the origination of mortgage loans intended to be held for sale at June 30, 2002.

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

The Bank’s balance sheet was liability-sensitive at June 30, 2002. A liability-sensitive position means that in gap measurement periods of one year or less there are more liabilities than assets subject to immediate repricing as market rates change. Because immediately rate sensitive interest-bearing liabilities exceed rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

Capital Adequacy

Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders’ equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution’s ongoing trading activities. At June 30, 2002, FNB Corp. and the Bank were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital. Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%. At June 30, 2002, FNB Corp. and the Bank had total capital ratios of 14.52% and 13.86%, respectively, and Tier 1 capital ratios of 13.42% and 12.76%, respectively.

The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At June 30, 2002, FNB Corp. and the Bank had leverage capital ratios of 9.58% and 9.11%, respectively.

The Bank is also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, the Bank must have a minimum ratio for total capital of 10.00%, for Tier 1 capital of 6.00% and for leverage capital of 5.00%. As noted above, the Bank met all of those ratio requirements at June 30, 2002 and, accordingly, is well-capitalized under the regulatory framework for prompt corrective action.

Balance Sheet Review

Total assets at June 30, 2002 were lower than at June 30, 2001 and December 31, 2001 by $2,398,000 or 0.4% and $2,093,000 or 0.4%, respectively; deposits were lower by $3,508,000 or 0.7% and higher by $1,558,000 or 0.3%. The level of total assets was affected by advances from the Federal Home Loan Bank which at June 30, 2002 had increased by $5,000,000 or 20.0% compared to June 30, 2001 and were unchanged compared to December 31, 2001. The level of funds provided by retail repurchase agreements at June 30, 2002 had increased by $1,046,000 or 7.7% from June 30, 2001 and had decreased by $131,000 or 0.9% from December 31, 2001. Average assets increased 3.2% in the first six months of 2002 compared to the same period in 2001, while average deposits increased 2.4%, the second quarter increases being 1.9% and 1.6%, respectively.

Investment Securities

Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. In general, because there was a decrease in total assets during the twelve-month period ended June 30, 2001 coupled with anticipated loan funding needs at June 30, 2002, the level of investment securities was reduced $9,229,000 or 5.5%, with a net reduction of $5,370,000 or 3.3% occurring in the first six months of 2002. Investable funds not otherwise utilized are temporarily invested on an overnight basis as federal funds sold, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

Loans

The Corporation’s primary source of revenue and largest component of earning assets is the loan portfolio. Reflecting the general slowdown in the economy and the high level of residential mortgage loan refinancing activity, loans decreased $678,000 or 0.2% during the twelve-month period ended June 30, 2002, with a net loan decrease of $3,368,000 or 0.9% occurring in the first six months of 2002. Average loans were $6,151,000 or 1.6% lower in the first six months of 2002 than in the same period of 2001. The ratio of average loans to average deposits, in comparing six-month periods, decreased from 82.0% in 2001 to 78.8% in 2002. The ratio of loans to deposits at June 30, 2002 was 80.6%.

While the level of the entire loan portfolio has been adversely affected by the general slowdown in the economy, the portfolios related to commercial and agricultural loans, construction loans and commercial and other real estate loans experienced gains during both the twelve-month period ended June 30, 2002 and the first six months of 2002. The balance of the 1-4 family residential mortgage loan portfolio has been negatively affected by the high level of refinancing activity, especially since certain loans previously included in the “held for investment” category were sold when the refinancing occurred.

Asset Quality

Management considers the Bank’s asset quality to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. As part of the loan review function, a third party assessment group is employed to review the underwriting documentation and risk grading analysis.

In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to a review of individual loans, historical loan loss experience, the value and adequacy of collateral, and economic conditions in the Bank’s market area. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments about information available to them at the time of their examination. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance.

At June 30, 2002, the Bank had impaired loans which totaled $375,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $91,000. At June 30, 2002, nonperforming loans were $4,427,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $3,789,000 and $638,000, respectively. At June 30, 2001, nonperforming loans were $4,990,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $2,980,000 and $2,010,000, respectively.

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

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.21% at June 30, 2002, 1.13% at June 30, 2001 and 1.17% at December 31, 2001. The increase in the allowance percentage from June 30, 2001 to June 30, 2002 related primarily to asset quality considerations, increases in historical charge-off trends and general economic conditions.

Management believes the allowance for loan losses of $4,672,000 at June 30, 2002 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no asssurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Corporation.

The following table presents an analysis of the changes in the allowance for loan losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)
Balance at beginning of period	$4,573	$4,351	$4,417	$4,352
Charge-offs	475	194	858	315
Recoveries	44	31	73	74

Net loan charge-offs	431	163	785	241
Provision for loan losses	530	165	1,040	285
Allowance adjustment for loans sold	—	—	—	(43)

Balance at end of period	$4,672	$4,353	$4,672	$4,353

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

The Bank’s level and mix of deposits has been specifically affected by the following factors. Money market deposits had the most significant growth of any component of deposits, increasing $14,710,000 during the twelve-month period ended June 30, 2002 and $10,414,000 during the first six months of 2002. Time deposits, reflecting the effect of promotions for premium-rate certificates of deposit, decreased $33,497,000 during the twelve-month period ended June 30, 2002 and $17,035,000 during the first six months of 2002. Further, the level of time deposits obtained from governmental units fluctuates, amounting to $54,036,000, $47,694,000 and $53,573,000 at June 30, 2002, June 30, 2001 and December 31, 2001, respectively.

Business Development Matters

As discussed in the “Overview” and in Note 3 to Consolidated Financial Statements, the Corporation completed a merger on August 1, 2002 for the acquisition of Rowan Bancorp, Inc. (“Rowan Bancorp”), holding company for Rowan Savings Bank, SSB, Inc. (“Rowan Bank”), headquartered in China Grove, North Carolina, in a transaction that will be accounted for as a purchase business combination.

As discussed in the “Overview”, management adopted a balance sheet restructuring project in the 2000 fourth quarter that has affected loans and other balance sheet categories in both the 2000 fourth quarter and the 2001 first quarter.

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

In April 2002, the Bank received regulatory approval for establishment of a new branch office in Pinehurst, North Carolina. The office will be located in a leased facility which had previously been used as a banking office by another financial institution. Following renovations, the office is expected to open in the 2002 fourth quarter.

Accounting Pronouncement Matters

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. SFAS No. 143 requires the Corporation to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Corporation also is to record a corresponding increase to the carrying amount of the related long-lived asset and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. At this time, the Corporation is assessing the impact of SFAS No. 143 on its financial condition and results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance on differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 144 also supersedes APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Corporation adopted the provisions of SFAS No. 144 effective January 1, 2002 with no effect on its consolidated financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Those costs include, but are not limited to, the following: (a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits), (b) costs to terminate a contract that is not a capital lease and (c) costs to consolidate facilities or relocate employees. SFAS No. 146 does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, “Accounting for Asset Retirement Obligations”. A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The impact of adoption on the Corporation is not known at this time.

Cautionary Statement for Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as “believes”, “expects”, “plans”, “projects”, “goals”, “estimates”, “may”, “could”, “should”, or “anticipates” or the negative thereof or other variations thereon of comparable terminology, or by discussions of strategy that involve risks and uncertainties. In addition, from time to time, the Corporation or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Corporation with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Corporation. Forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Corporation wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect the Corporation’s actual results, causing actual results to differ materially from those in any forward-looking statement. These factors include: (i) expected cost savings from the merger may not materialize within the expected time frame, (ii) revenues following the merger may not meet expectations, (iii) costs or difficulties related to the integration of the businesses of FNB Corp. and Rowan Bancorp may be greater than anticipated, (iv) competitive pressure in the banking industry or in the Corporation’s markets may increase significantly, (v) changes in the interest rate environment may reduce margins, (vi) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration, (vii) changes may occur in banking legislation and in the environment, (viii) changes may occur in general business conditions and inflation and (ix) changes may occur in the securities markets. Readers should also consider information on risks and uncertainties contained in the discussions of competition, supervision and regulation, and effect of governmental policies contained in the Corporation’s most recent Annual Report on Form 10-K.

Table 1
Average Balances and Net Interest Income Analysis

SIX MONTHS ENDED JUNE 30

	2002			2001			2002 Versus 2001
	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Interest Variance due to (1)
							Volume	Rate	Net Change
	(Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets
Loans (2) (3)	$384,314	$13,528	7.08%	$390,465	$16,654	8.58%	$(259)	$(2,867)	$(3,126)
Investment securities (2):
Taxable income	142,157	4,824	6.79	125,832	4,243	6.74	550	31	581
Non-taxable income	24,648	927	7.52	19,369	739	7.63	199	(11)	188
Other earning assets	5,646	46	1.66	5,798	142	4.94	(4)	(92)	(96)

Total earning assets	556,765	19,325	6.97	541,464	21,778	8.08	486	(2,939)	(2,453)

Cash and due from banks	11,829			12,323
Other assets, net	26,562			23,846

Total Assets	$596,156			$577,633

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	$60,959	205	0.68	$54,703	257	0.95	27	(79)	(52)
Savings deposits	35,210	174	1.00	34,385	300	1.76	7	(133)	(126)
Money market deposits	53,201	526	1.99	39,962	772	3.89	205	(451)	(246)
Certificates and other time deposits	285,892	5,023	3.54	301,763	9,123	6.10	(457)	(3,643)	(4,100)
Retail repurchase agreements	13,815	124	1.81	11,973	243	4.09	33	(152)	(119)
Federal Home Loan Bank advances	30,000	726	4.88	23,265	601	5.22	166	(41)	125
Federal funds purchased	796	8	2.04	1,308	38	5.84	(11)	(19)	(30)

Total interest-bearing liabilities	479,873	6,786	2.85	467,359	11,334	4.89	(30)	(4,518)	(4,548)

Noninterest-bearing demand deposits	52,348			45,520
Other liabilities	5,947			7,335
Shareholders’ equity	56,988			57,419

Total Liabilities and Shareholders’ Equity	$595,156			$577,633

Net Interest Income and Spread		$12,539	4.12%		$10,444	3.19%	$516	$1,579	$2,095

Net Yield on Earning Assets			4.51%			3.86%

(1)	The mix variance, not separately stated, has been proportionally allocated to the rate and volume variances based on their absolute dollar amount.
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

Table 2
Average Balances and Net Interest Income Analysis

THREE MONTHS ENDED JUNE 30

	2002			2001			2002 Versus 2001
	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Interest Variance due to (1)
							Volume	Rate	Net Change
	(Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets
Loans (2) (3)	$385,019	$6,732	7.01%	$387,221	$ 8,082	8.37%	$ (45)	$(1,305)	$(1,350)
Investment securities (2):
Taxable income	144,330	2,448	6.79	136,594	2,322	6.80	129	(3)	126
Non-taxable income	24,307	462	7.60	19,257	367	7.62	96	(1)	95
Other earning assets	4,198	17	1.67	5,236	57	4.36	(10)	(30)	(40)

Total earning assets	557,854	9,659	6.94	548,308	10,828	7.91	170	(1,339)	(1,169)

Cash and due from banks	11,799			12,034
Other assets, net	26,069			24,206

Total Assets	$595,722			$584,548

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	$ 61,965	108	0.69	$54,708	111	0.82	15	(18)	(3)
Savings deposits	35,828	89	1.00	34,415	130	1.51	5	(46)	(41)
Money market deposits	56,164	283	2.02	41,786	370	3.55	103	(190)	(87)
Certificates and other time deposits	280,796	2,340	3.34	303,469	4,505	5.95	(315)	(1,850)	(2,165)
Retail repurchase agreements	14,011	62	1.80	12,795	119	3.71	10	(67)	(57)
Federal Home Loan Bank advances	30,000	365	4.88	25,000	320	5.15	62	(17)	45
Federal funds purchased	952	5	2.05	829	10	4.74	1	(6)	(5)

Total interest-bearing liabilities	479,716	3,252	2.72	473,002	5,565	4.72	(119)	(2,194)	(2,313)

Noninterest-bearing demand deposits	53,088			45,947
Other liabilities	5,872			7,356
Shareholders’ equity	57,046			58,243

Total Liabilities and Shareholders’ Equity	$595,722			$584,548

Net Interest Income and Spread		$6,407	4.22%		$5,263	3.19%	$289	$ 855	$1,144

Net Yield on Earning Assets			4.60%			3.84%

(1)	The mix variance, not separately stated, has been proportionally allocated to the rate and volume variances based on their absolute dollar amount.
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

The Bank’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The structure of the Bank’s loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. The Bank does not maintain a trading account nor is the Bank subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the Bank’s asset/liability management function, which is discussed above in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Asset/Liability Management and Interest Rate Sensitivity”.

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

(b)    Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNB CORP. (Registrant)

Date: August 13, 2002	By:	/s/ JERRY A. LITTLE
Jerry A. Little Treasurer and Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit

2.10
Agreement and Plan of Merger dated as of February 11, 2002 by and between the Registrant and Rowan Bancorp, Inc., incorporated herein by reference to Exhibit 2.10 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2001.

3.10		Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed June 16, 1985.

3.11
Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 10, 1988, incorporated herein by reference to Exhibit 19.10 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988.

3.12
Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 12, 1998, incorporated herein by reference to Exhibit 3.12 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

3.20		Amended and Restated Bylaws of the Registrant, adopted May 21, 1998, incorporated herein by reference to Exhibit 3.20 to the Registrant’s Form10-Q Quarterly Report for the quarter ended June 30, 1998.

4
Specimen of Registrant’s Common Stock Certificate, incorporated herein by reference to Exhibit 4 to Amendment No. 1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed April 19, 1985.

10.10	*
Form of Split Dollar Insurance Agreement dated as of November 1, 1987 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 19.20 to the Registrant’s Form 10-Q Quarterly Report for the Quarter ended June 30, 1988.

10.11	*
Form of Amendment to Split Dollar Insurance Agreement dated as of November 1, 1994 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.20	*	Stock Compensation Plan as amended effective May 12, 1998, incorporated herein by reference to Exhibit 10.30 the Registrant’s Form10-Q Quarterly Report for the quarter ended June 30, 1998.

Exhibit No.		Description of Exhibit

10.21	*
Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.22	*
Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.30	*
Employment Agreement dated as of December 27, 1995 between First National Bank and Trust Company and Michael C. Miller, incorporated herein by reference to Exhibit 10.50 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1995.

10.31	*
Carolina Fincorp, Inc. Stock Option Plan (assumed by the Registrant on April 10, 2000), incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-54702).

10.32	*
Employment Agreement dated as of April 10, 2000 between First National Bank and Trust Company and R. Larry Campbell, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2000.

10.33	*
Nonqualified Supplemental Retirement Plan with R. Larry Campbell, incorporated herein by reference to Exhibit 10(c) to the Annual Report on Form 10-KSB of Carolina Fincorp, Inc. for the fiscal year ended June 30, 1997.

*	Management contract, or compensatory plan or arrangement.