Form 10-Q
period 2002-09-30
FNB CORP/NC
filed 2002-11-14
CIK 764811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

Commission File Number 0-13823

FNB CORP.

(Exact name of Registrant as specified in its charter)

North Carolina	56-1456589
(State of incorporation)	(I.R.S. Employer Identification No.)

101 Sunset Avenue, Asheboro, North Carolina 27203
(Address of principal executive offices)

(336) 626-8300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

The registrant had 5,412,431 shares of $2.50 par value common stock outstanding at November 8, 2002.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

FNB Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30, (unaudited)		December 31,
	2002	2001	2001
	(in thousands, except share data)
ASSETS
Cash and due from banks	$20,387	$14,092	$13,490
Interest-bearing bank accounts	14,165	—	—
Federal funds sold	118	5,852	127
Investment securities—Available for sale (amortized cost of $164,228, $141,679 and $161,685)	170,905	145,093	163,150
Loans:
Loans held for sale	2,189	2,905	12,836
Loans held for investment	493,909	392,730	378,796
Less allowance for loan losses	(5,824)	(4,422)	(4,417)

Net loans	490,274	391,213	387,215

Premises and equipment, net	13,454	9,974	10,268
Goodwill	12,601	—	—
Other assets	20,686	18,675	19,492

Total Assets	$742,590	$584,899	$593,742

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand deposits	$58,523	$45,543	$49,089
Interest-bearing deposits:
Demand, savings and money market deposits	182,618	137,205	140,496
Time deposits of $100,000 or more	115,941	106,382	109,187
Other time deposits	223,168	190,486	181,458

Total deposits	580,250	479,616	480,230
Retail repurchase agreements	15,813	13,879	14,812
Federal Home Loan Bank advances	53,409	25,000	30,000
Federal funds purchased	600	—	6,000
Other borrowed funds	11,000	—	—
Other liabilities	8,089	7,815	6,793

Total Liabilities	669,161	526,310	537,835

Shareholders' equity:
Preferred stock—$10.00 par value; authorized 200,000 shares, none issued	—	—	—
Common stock—$2.50 par value; authorized 10,000,000 shares, issued shares—5,412,226, 4,912,212 and 4,763,261	13,531	12,281	11,908
Surplus	8,760	854	—
Retained earnings	46,733	43,200	43,032
Accumulated other comprehensive income	4,405	2,254	967

Total Shareholders' Equity	73,429	58,589	55,907

Total Liabilities and Shareholders' Equity	$742,590	$584,899	$593,742

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2002	2001	2002	2001
	(in thousands, except per share data)
Interest Income
Interest and fees on loans	$7,885	$7,807	$21,331	$24,411
Interest and dividends on investment securities:
Taxable income	2,005	2,202	6,513	6,171
Non-taxable income	305	235	888	716
Other interest income	74	25	120	167

Total interest income	10,269	10,269	28,852	31,465

Interest Expense
Deposits	3,004	4,580	8,932	15,032
Retail repurchase agreements	66	103	190	346
Federal Home Loan Bank advances	469	325	1,195	926
Federal funds purchased	2	7	10	45
Other borrowed funds	52	—	52	—

Total interest expense	3,593	5,015	10,379	16,349

Net Interest Income	6,676	5,254	18,473	15,116
Provision for loan losses	285	205	1,325	490

Net Interest Income After Provision for Loan Losses	6,391	5,049	17,148	14,626

Noninterest Income
Service charges on deposit accounts	1,163	644	2,524	1,873
Annuity and brokerage commissions	131	61	271	175
Cardholder and merchant services income	183	146	537	441
Other service charges, commissions and fees	247	172	633	537
Bank owned life insurance	155	161	459	477
Net gain on sales of loans	351	235	1,021	664
Other income (charge)	(44)	34	114	200

Total noninterest income	2,186	1,453	5,559	4,367

Noninterest Expense
Personnel expense	3,053	2,294	8,288	6,783
Net occupancy expense	257	217	750	621
Furniture and equipment expense	429	365	1,173	1,066
Data processing services	273	188	686	529
Other expense	1,265	1,033	3,355	3,008

Total noninterest expense	5,277	4,097	14,252	12,007

Income Before Income Taxes	3,300	2,405	8,455	6,986
Income taxes	1,007	685	2,483	1,986

Net Income	$2,293	$1,720	$5,972	$5,000

Net income per common share:
Basic	$.45	$.34	$1.22	$.99
Diluted	.43	.34	1.18	.97

Weighted average number of shares outstanding:
Basic	5,151,852	5,009,017	4,890,662	5,044,566
Diluted	5,372,825	5,117,112	5,049,612	5,130,706

Cash dividends declared per common share	$.14	$.12	$.42	$.36

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Nine Months Ended September 30, 2002 and September 30, 2001 (unaudited)

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands, except share data)
Balance, December 31, 2000	$5,059,641	$12,649	$2,836	$40,000	$(363)	$55,122
Comprehensive income:
Net income	—	—	—	5,000	—	5,000
Other comprehensive income:
Unrealized securities gains, net of income taxes of $1,346	—	—	—	—	2,617	2,617

Total comprehensive income	—	—	—	—	—	7,617

Cash dividends declared	—	—	—	(1,800)	—	(1,800)
Common stock issued through:
Stock option plan	24,461	61	174	—	—	235
Common stock repurchased	(171,890)	(429)	(2,156)	—	—	(2,585)

Balance, September 30, 2001	4,912,212	$12,281	$854	$43,200	$2,254	$58,589

Balance, December 31, 2001	4,763,261	$11,908	$—	$43,032	$967	$55,907
Comprehensive income:
Net income	—	—	—	5,972	—	5,972
Other comprehensive income:
Unrealized securities gains, net of income taxes of $1,774	—	—	—	—	3,438	3,438

Total comprehensive income	—	—	—	—	—	9,410

Cash dividends declared	—	—	—	(2,090)	—	(2,090)
Common stock issued through:
Stock option plan	104,249	261	303	—	—	564
Merger acquisition of subsidiary bank	603,859	1,510	7,584	—	—	9,094
Other merger consideration for fair value of stock options assumed	—	—	1,531	—	—	1.531
Common stock repurchased	(59,143)	(148)	(658)	(181)	—	(987)

Balance, September 30, 2002	5,412,226	$13,531	$8,760	$46,733	$4,405	$73,429

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, (unaudited)
	2002	2001
	(in thousands)
Operating Activities:
Net income	$5,972	$5,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	955	856
Provision for loan losses	1,325	490
Deferred income taxes (benefit)	(209)	31
Deferred loan fees and costs, net	45	65
Premium amortization and discount accretion of investment securities, net	24	(6)
Amortization of intangibles	13	7
Net decrease in loans held for sale	10,647	6,965
Increase in other assets	(318)	(1,221)
Increase (decrease) in other liabilities	(1,955)	142

Net Cash Provided by Operating Activities	16,499	12,329

Investing Activities:
Available-for-sale securities:
Proceeds from maturities and calls	57,485	96,723
Purchases	(55,143)	(105,452)
Net increase in loans held for investment	(21,036)	(7,949)
Purchases of premises and equipment	(1,043)	(1,234)
Net cash received in merger acquisition of subsidiary bank	6,885	—
Other, net	4	552

Net Cash Used in Investing Activities	(12,848)	(17,360)

Financing Activities:
Net increase (decrease) in deposits	(1,100)	7,168
Increase in retail repurchase agreements	467	2,678
Increase in Federal Home Loan Bank advances	15,000	10,000
Decrease in federal funds purchased	(5,400)	(4,750)
Increase in other borrowed funds	11,000	—
Common stock issued	564	235
Common stock repurchased	(987)	(2,585)
Cash dividends paid	(2,142)	(1,973)

Net Cash Provided by Financing Activities	17,402	10,773

Net Increase in Cash and Cash Equivalents	21,053	5,742
Cash and cash equivalents at beginning of period	13,617	14,202

Cash and Cash Equivalents at End of Period	$34,670	$19,944

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,580	$16,609
Income taxes	2,385	2,195
Noncash transactions:
Transfer of held-to-maturity securities to available-for-sale securities	—	59,361
Foreclosed loans transferred to other real estate	327	626
Unrealized securities gains, net of income taxes	3,438	2,617
Merger acquisition of subsidiary bank:
Fair value of assets acquired	134,208	—
Fair value of common stock issued and stock options assumed	10,625	—
Cash paid	11,205	—

Liabilities assumed	112,378	—

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

FNB Corp. is a multi-bank holding company whose wholly-owned subsidiaries are the First National Bank and Trust Company (“First National Bank”) and Rowan Savings Bank SSB, Inc. (“Rowan Bank”). First National Bank has one wholly-owned subsidiary, First National Investor Services, Inc. Through its subsidiaries, FNB Corp. offers a complete line of consumer, mortgage and business banking services, including loans, deposits, cash management, investment management and trust services, to individual and business customers primarily in the region of North Carolina that includes Chatham, Montgomery, Moore, Randolph, Richmond, Rowan and Scotland counties.

The accompanying consolidated financial statements, prepared without audit, include the accounts of FNB Corp. and its subsidiaries (collectively the “Corporation”). All significant intercompany balances and transactions have been eliminated. The chief operating decision maker reviews the results of operations of the Corporation and its subsidiaries as a single enterprise.

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

On August 1, 2002, the Corporation completed a merger for the acquisition of Rowan Bancorp, Inc. (“Rowan Bancorp”), holding company for Rowan Savings Bank SSB, Inc. (“Rowan Bank”), headquartered in China Grove, North Carolina. Per the terms of the merger agreement, Rowan Bank will be operated as a separate subsidiary of FNB Corp. for a period of not less than 24 months; provided, however, that the Board of Directors of Rowan Bank may elect to cause Rowan Bank to merge with First National Bank or another subsidiary of FNB Corp. prior to the termination of the 24-month period. At the date of merger, Rowan Bank operated three offices and, based on estimated fair values, had $134,208,000 in total assets, $95,738,000 in loans and $101,205,000 in deposits.

Pursuant to the terms of the merger, each share of Rowan Bancorp common stock was converted into either 2.3715 shares of FNB Corp. common stock or $36.00 in cash or a combination of stock and cash, the overall conversion to stock being limited to 45% of Rowan Bancorp shares. The aggregate purchase price was $21,830,000, consisting of $11,205,000 of cash payments, 603,859 shares of FNB Corp. common stock valued at $9,094,000 and outstanding Rowan Bancorp stock options valued at $1,531,000.

The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Rowan Bank were recorded based on a preliminary estimate of fair values as of August 1, 2002, subject to possible adjustment during the one-year period from that date. The consolidated financial statements include the results of operations of Rowan Bank since August 1, 2002.

The estimated fair values of the assets acquired and liabilities assumed at the date of merger based on the information currently available is as follows (in thousands):

August 1, 2002
Assets
Cash and due from banks	$5,270
Interest-bearing bank balances	12,820
Investment securities	4,926
Loans:
Loans held for sale	—
Loans held for investment	95,738
Less allowance for loan losses	(1,039)
Net loans	94,699
Premises and equipment, net	3,124
Intangible assets	12,857
Other assets acquired	512
Total assets acquired	134,208

Liabilities
Deposits	101,205
Retail repurchase agreements	534
Federal Home Loan Bank advances	8,423
Other liabilities	2,216
Total liabilities assumed	112,378

Net Assets Acquired and Purchase Price	$21,830

The portion of the purchase price allocated to goodwill and other intangible assets is presented below (in thousands):

August 1, 2002
Purchase price	$21,830
Tangible shareholders’ equity of Rowan Bank	10,145

Excess of purchase price over carrying value of net tangible assets acquired	11,685
Fair value adjustments	(570)
Direct acquisition costs	1,611
Deferred and recoverable income taxes	131

Total intangible assets	12,857
Core deposit intangible	256

Goodwill	$12,601

The core deposit intangible will be amortized on the sum-of-the-years-digits basis over a six-year life. The amortization method and valuation of the core deposit intangible are based upon a historical study of the deposits acquired. Goodwill will not be amortized but will be tested at least annually for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. None of the goodwill is expected to be deductible for income tax purposes.

The following unaudited pro forma financial information presents the combined results of operations of FNB Corp. and Rowan Bancorp as if the merger had occurred as of the beginning of the period for each period presented, after giving effect to certain adjustments, including amortization of the core deposit intangible and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had FNB Corp. and Rowan Bancorp constituted a single entity during such periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands, except per share data)
Net interest income	$7,080	$6,234	$21,135	$17,932
Noninterest income	2,263	1,627	6,095	4,900
Net income	2,386	1,938	6,448	5,620
Net income per common share:
Basic	.45	.35	1.20	.99
Diluted	.43	.33	1.15	.96

Direct acquisition costs of $1,611,000 associated with the merger are included in goodwill and are summarized as follows:

	September 30, 2002
	Total Costs	Amounts Paid	Remaining Accrual
	(in thousands)
Investment banking and professional fees	$1,067	$963	$104
Contract termination costs	460	368	92
Other	84	55	29

Total	$1,611	$1,386	$225

The contract termination costs include a payment required to be made to an executive pursuant to an employment contract and estimated payments to be incurred in connection with the termination of certain data processing contracts.

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

On January 1, 2001, the Corporation had no embedded derivative instruments requiring separate accounting treatment. The Corporation does not engage in hedging activities and has identified fixed rate conforming loan commitments as its only freestanding derivative instruments. The fair value of these commitments was not material and therefore the adoption of SFAS No. 133 on January 1, 2001, did not have a material impact on the Corporation’s consolidated financial statements. The fair value of these commitments at September 30, 2002 and 2001 was not material to the Corporation’s consolidated financial statements. The Corporation had no other derivative instruments requiring separate accounting treatment at September 30, 2002 and 2001.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Basic EPS denominator—Weighted average number of common shares outstanding	5,151,852	5,009,017	4,890,662	5,044,566
Dilutive share effect arising from assumed exercise of stock options	220,973	108,095	158,950	86,140

Diluted EPS denominator	5,372,825	5,117,112	5,049,612	5,130,706

6.	Loans

Loans as presented are reduced by net deferred loan fees of $814,000, $470,000 and $514,000 at September 30, 2002, September 30, 2001 and December 31, 2001, respectively.

7.	Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)
Balance at beginning of period	$4,672	$4,353	$4,417	$4,352
Charge-offs	277	166	1,135	481
Recoveries	105	30	178	104

Net loan charge-offs	172	136	957	377
Provision for loan losses	285	205	1,325	490
Allowance adjustment for loans assumed in merger	1,039	—	1,039	—
Allowance adjustment for loans sold	—	—	—	(43)

Balance at end of period	$4,422	$5,824	$5,824	$4,422

8.	Supplementary Income Statement Information

Significant components of other expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)
Stationery, printing and supplies	$141	$126	$372	$385
Advertising and marketing	119	84	318	254

9.	Adoption of New Accounting Pronouncement

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Also, SFAS No. 142 requires that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The adoption of SFAS No. 141 and SFAS No. 142 impacted the Corporation’s consolidated financial statements by requiring enhanced disclosures for mortgage servicing rights and other intangible assets. As of January 1, 2002, the Corporation had no goodwill and had an intangible asset related to mortgage servicing rights of $482,000.

Mortgage Servicing Rights

The rights to service mortgage loans for others are included in other assets on the consolidated balance sheet. MSRs are capitalized based on the allocated cost which is determined when the underlying loans are sold. MSRs are amortized over the life of the underlying loan as an adjustment of servicing income. Impairment reviews of MSRs are performed on a quarterly basis.

MSRs totaled $890,000 and $482,000 at September 30, 2002 and December 31, 2001, respectively. Amortization expense totaled $100,000 and $28,000 for the nine months ended September 30, 2002 and 2001, respectively, and $42,000 and $12,000 for the third quarter periods of 2002 and 2001.

The estimated amortization expense for MSRs in future periods based on the unamortized balance at December 31, 2001 is as follows: $66,000 in 2002, $44,000 in 2003, $41,000 in 2004, $39,000 in 2005, $35,000 in 2006 and $257,000 in 2007 and later years. The estimated amortization expense is based on current information regarding loan payments. The actual amortization expense in future periods is subject to change based on the volume of prepayments.

Other Intangible Assets

As discussed in Note 3, the Corporation completed a merger for the acquisition of Rowan Bancorp, holding company for Rowan Bank, on August 1, 2002. The Corporation, which reports as one reporting unit, recorded intangible assets in conjunction with the merger as follows (in thousands):

September 30, 2002
Goodwill	$12,601
Core deposit intangible	256
Less accumulated amortization	(12)

Total	$12,845

The estimated amortization expense for the core deposit intangible in future periods based on the initial amount of $256,000 as determined at August 1, 2002 is as follows: $30,000 in 2002, $68,000 in 2003, $56,000 in 2004, $44,000 in 2005, $32,000 in 2006, $19,000 in 2007 and $7,000 in 2008.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to assist in the understanding and evaluation of the financial condition, changes in financial condition and results of operations of FNB Corp. (the “Parent Company”) and its wholly-owned subsidiaries, First National Bank and Trust Company (“First National Bank”) and Rowan Savings Bank SSB, Inc. (“Rowan Bank”), collectively referred to as the “Corporation”. This discussion should be read in conjunction with the financial information appearing elsewhere in this report.

Overview

On August 1, 2002, the Corporation completed a merger for the acquisition of Rowan Bancorp, Inc. (“Rowan Bancorp”), holding company for Rowan Savings Bank SSB, Inc. (“Rowan Bank”), headquartered in China Grove, North Carolina. Per the terms of the merger agreement, Rowan Bank will be operated as a separate subsidiary of FNB Corp. for a period of not less than 24 months; provided, however, that the Board of Directors of Rowan Bank may elect to cause Rowan Bank to merge with First National Bank or another subsidiary of FNB Corp. prior to the termination of the 24-month period. At the date of merger, Rowan Bank operated three offices and, based on estimated fair values, had $134,208,000 in total assets, $95,738,000 in loans and $101,205,000 in deposits.

Pursuant to the terms of the merger, each share of Rowan Bancorp common stock was converted into either 2.3715 shares of FNB Corp. common stock or $36.00 in cash or a combination of stock and cash, the overall conversion to stock being limited to 45% of Rowan Bancorp shares. The aggregate purchase price was $21,830,000, consisting of $11,205,000 of cash payments, 603,859 shares of FNB Corp. common stock valued at $9,094,000 and outstanding Rowan Bancorp stock options valued at $1,531,000.

The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Rowan Bank were recorded based on a preliminary estimate of fair values as of August 1, 2002, subject to possible adjustment during the one-year period from that date. The consolidated financial statements include the results of operations of Rowan Bank since August 1, 2002.

In the 2000 fourth quarter, management adopted a balance sheet restructuring project to reduce the level of lower yielding, 1–4 family residential mortgage loans by selling those loans and redeploying the funds in other types of assets, including specific purchases of bank owned life insurance and a more general redeployment to other loan programs and investment securities. 1–4 family residential mortgage loans totaling $20,938,000 were transferred to loans held for sale, and of that amount, $12,199,000 were sold in 2000 and the remainder were sold in the first quarter of 2001. In December 2000, single premium purchases of life insurance amounting to $10,000,000 were recorded as bank owned life insurance in other assets on the consolidated balance sheet. Income relating to the bank owned life insurance is being recorded as noninterest income, while the loans sold had generated interest income. The effective reduction of interest income will tend to lower the net yield on earning assets and net interest spread in future periods. Management believes that the income resulting from the bank owned life insurance, which is not subject to income tax, will produce a greater contribution to net income than did the income from the loans sold.

The Corporation earned $5,972,000 in the first nine months of 2002, a 19.4% increase over the same period in 2001. Reflecting the effect of a stock buyback programs implemented in May 2001 and August

2002, earnings per share amounts increased by a higher percentage than did net income in comparing these nine-month periods. Basic earnings per share increased from $.99 to $1.22 and diluted earnings per share increased from $.97 to $1.18 for percentage increases of 23.2% and 21.6%, respectively. As noted above, Rowan Bank was acquired as a subsidiary through a merger effective August 1, 2002, impacting both net income and the calculation of earnings per share since that time. For the 2002 third quarter, earnings amounted to $2,293,000, which represents a 33.3% increase from the 2001 third quarter. Basic earnings per share in comparing third quarter periods increased from $.34 to $.45 and diluted earnings per share increased from $.34 to $.43 for percentage increases of 32.4% and 26.5%, respectively. Under the May 2001 buyback program, which expired in May 2002, the Corporation repurchased 320,841 shares of common stock in 2001 and 17,243 shares in the first quarter of 2002. Under the new buyback program for the repurchase of up to 300,000 shares of common stock during the period commencing August 1, 2002 and ending July 31, 2003, the Corporation repurchased 41,900 shares through September 30, 2002.

Largely reflecting the acquisition of Rowan Bank on August 1, 2002 as discussed above, total assets were $742,590,000 at September 30, 2002, up 27.0% from September 30, 2001 and 25.1% from December 31, 2001. Loans amounted to $496,098,000 at September 30, 2002, increasing 25.4% from September 30, 2001 and 26.7% from December 31, 2001. Total deposits were up 21.0% from September 30, 2001 and 20.8% from December 31, 2001, amounting to $580,250,000 at September 30, 2002. Investment securities of $170,905,000 at September 30, 2002 were 17.8% higher compared to September 30, 2001 and 4.8% higher compared to December 31, 2001.

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

Earnings Review

The Corporation’s net income increased $972,000 or 19.4% in the first nine months of 2002 compared to the same period of 2001 and increased $573,000 or 33.3% in comparing third quarter periods, reflecting in part the acquisition of Rowan Bank on August 1, 2002 as discussed above. Earnings were positively impacted in the first nine months and third quarter of 2002 by increases in net interest income of $3,357,000 or 22.2% and $1,422,000 or 27.1%, respectively, and by increases of $1,192,000 and $733,000 in noninterest income. These gains were significantly offset, however, by increases in noninterest expense of $2,245,000 in the first nine months of 2002 and $1,180,000 in the 2002 third quarter and by increases in the provision for loan losses of $835,000 and $80,000. Noninterest income has been favorably impacted by the increase in service charges on deposit accounts resulting from the implementation of an overdraft protection program in July 2002 and by the increase in the net gain on sales of loans as long-term conforming mortgage rates have remained at historical lows.

On an annualized basis, return on average assets increased from 1.15% in the first nine months of 2001 to 1.27% in the first nine months of 2002. Return on average shareholders’ equity increased from 11.52% to 13.11% in comparing the same periods. In comparing third quarter periods, return on average assets increased from 1.17% to 1.34% and return on average shareholders’ equity increased from 11.70% to 13.46%. Return on tangible equity, excluding goodwill, amounted to 13.75% for the first nine months of 2002 and 15.35% for the 2002 third quarter.

Net Interest Income

Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

Net interest income was $18,473,000 in the first nine months of 2002 compared to $15,116,000 in the same period of 2001. This increase of $3,357,000 or 22.2% resulted partially from the acquisition of Rowan Bank on August 1, 2002 as discussed above, but was primarily due to an improvement in the net yield on earning assets, or net interest margin, from 3.93% in the first nine months of 2001 to 4.49% in the same period of 2002 coupled with a 6.9% increase in the level of average earning assets. In comparing third quarter periods, net interest income increased $1,422,000 or 27.1% reflecting an increase in the net interest margin from 4.05% to 4.44% and a 14.9% increase in average earning assets. On a taxable equivalent basis, the increase in net interest income in the first nine months and third quarter of 2002 were $3,549,000 and $1,454,000, respectively, reflecting changes in the relative mix of taxable and non-taxable earning assets in each period.

Table 1 on page 25 and Table 2 on page 26 set forth for the periods indicated information with respect to the Corporation’s average balances of assets and liabilities, as well as the total dollar amounts of interest income (taxable equivalent basis) from earning assets and interest expense on interest-bearing liabilities, resultant rates earned or paid, net interest income, net interest spread and net yield on earning assets. Net interest spread refers to the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. Net yield on earning assets, or net interest margin, refers to net interest income divided by average earning assets and is influenced by the level and relative mix of earning assets and interest-bearing liabilities. Changes in net interest income on a taxable equivalent basis, as measured by volume and rate variances, are also analyzed in Tables 1 and 2. Volume refers to the average dollar level of earning assets and interest-bearing liabilities.

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

Following the rate cuts in 2001, the prime rate averaged 4.75% in the first nine months of 2002 compared to 7.61% in the first nine months of 2001. The prime rate averaged 4.75% in the third quarter of 2002 compared to 6.64% in the 2001 third quarter. The net interest spread, in comparing nine-month periods, increased by 83 basis points from 3.29% in 2001 to 4.12% in 2002, reflecting the effect of a decrease in the average rate paid on interest-bearing liabilities, or cost of funds, that more than offset the decrease in the average total yield on earning assets. The yield on earning assets decreased by 107 basis points from 7.94% in 2001 to 6.87% in 2002, while the cost of funds decreased by 190 basis points from 4.65% to 2.75%. In comparing third quarter periods, the net interest spread increased by 63 basis points from 3.49% to 4.12%, as the yield on earning assets decreased by 98 basis points while the cost of funds decreased by 161 basis points.

Provision for Loan Losses

This provision is the charge against earnings to provide an allowance or reserve for probable losses inherent in the loan portfolio. The amount of each period’s charge is affected by several considerations including management’s evaluation of various risk factors in determining the adequacy of the allowance (see “Asset Quality”), actual loan loss experience and loan portfolio growth. Earnings were negatively impacted in 2002 by provisions of $1,325,000 for the first nine months and $285,000 for the third quarter compared to 2001 provisions of $490,000 and $205,000, respectively.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.18% at September 30, 2002, 1.13% at September 30, 2001 and 1.17% at December 31, 2001. The increase in the allowance percentage from September 30, 2001 to September 30, 2002 related primarily to asset quality considerations, increases in historical charge-off trends and general economic conditions.

Noninterest Income

Noninterest income for the first nine months and third quarter of 2002 increased $1,192,000 or 27.3% and $733,000 or 50.4%, respectively, compared to the same periods in 2001, reflecting in part the acquisition of Rowan Bank on August 1, 2002 as discussed above and also the general increase in the volume of business. The increase, in comparing nine-month periods, was primarily due to a $651,000 increase in service charges on deposit accounts and to a $357,000 increase in the net gain on sales of loans. Similarly, in comparing third quarter periods, there was a $519,000 increase in service charges on deposit accounts and a $116,000 increase in the net gain on sales of loans. The increase in service charges on deposit accounts was primarily due to the implementation of an overdraft protection program in July 2002. Other factors favorably affecting the level of service charges on deposit accounts in 2002 were the selected increases in service charge rates that became effective in the 2002 first and third quarters and the increase in the level of deposit accounts subject to service charges. The net gain on sales of loans was affected in 2002 by long-term conforming mortgage rates that have remained at historical lows.

Noninterest Expense

Noninterest expense was $2,245,000 or 18.7% higher in the first nine months of 2002 compared to the same period in 2001 and for the third quarter was $1,180,000 or 28.8% higher, due in part to the acquisition of Rowan Bank on August 1, 2002 as discussed above. The largest factor resulting in higher noninterest income was the generally increased level of personnel expense, which was impacted by increased staffing requirements in addition to the acquisition of Rowan Bank, by normal salary adjustments and by higher costs of fringe benefits. Other expense was affected in 2002 by increases in advertising and marketing expense, by expenses related to nonperforming assets, by losses recorded on disposal of fixed asset and by expenses related to the new overdraft protection program (see “Noninterest Income”).

Income Taxes

The effective income tax rate increased from 28.4% in the first nine months of 2001 to 29.4% in the same period of 2002 due principally to an increase in the ratio of taxable to non-taxable income.

Liquidity

Liquidity refers to the continuing ability of First National Bank and Rowan Bank to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to the Parent Company for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from five major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold, (c) lines for the purchase of federal funds from other banks, (d) the lines of credit established at the Federal Home Loan Bank ($71,200,000 for First National Bank and $23,700,000 for Rowan Bank), less existing advances against those lines, and (e) the investment securities portfolio. All debt securities are of investment grade quality and, if the need arises, can be promptly liquidated on the open market or pledged as collateral for short-term borrowing.

Consistent with the general approach to liquidity, First National Bank and Rowan Bank as a matter of policy do not solicit or accept brokered deposits for funding asset growth. Instead, loans and other assets are based primarily on a core of local deposits and the bank’s capital position. To date, the steady increase in deposits, retail repurchase agreements and capital, supplemented by Federal Home Loan Bank advances, has been adequate to fund loan demand in the each bank’s market area, while maintaining the desired level of immediate liquidity and an investment securities portfolio available for both immediate and secondary liquidity purposes.

Commitments, Contingencies and Off-Balance Sheet Risk

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. At September 30, 2002, a summary of significant commitments is as follows:

Commitments to extend credit	$135,210,000
Standby letters of credit	466,000

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

There were no binding commitments for the origination of mortgage loans intended to be held for sale at September 30, 2002.

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

The Corporation’s balance sheet was liability-sensitive at September 30, 2002. A liability-sensitive position means that in gap measurement periods of one year or less there are more liabilities than assets subject to immediate repricing as market rates change. Because immediately rate sensitive interest-bearing liabilities exceed rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

Capital Adequacy

Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders’ equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution’s ongoing trading activities. At September 30, 2002, FNB Corp. and each of the subsidiary banks were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital. Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%. At September 30, 2002, FNB Corp. had a total capital ratio of 12.00% and a Tier 1 capital ratio of 10.87%. First National Bank and Rowan Bank had total capital ratios of 13.54% and 13.74%, respectively, and Tier 1 capital ratios of 12.44% and 12.48%, respectively.

The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At September 30, 2002, FNB Corp. had a leverage capital ratio of 8.42%. First National Bank and Rowan Bank had leverage capital ratios of 9.25% and 8.22%, respectively.

First National Bank and Rowan Bank are also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, a bank must have a minimum ratio for total capital of 10.00%, for Tier 1 capital of 6.00% and for leverage capital of 5.00%. As noted above, both First National Bank and Rowan Bank met all of those ratio requirements at September 30, 2002 and, accordingly, are well-capitalized under the regulatory framework for prompt corrective action.

Balance Sheet Review

Largely reflecting the acquisition of Rowan Bank as discussed in the “Overview”, total assets at September 30, 2002 were higher than at September 30, 2001 and December 31, 2001 by $157,691,000 or 27.0% and $148,848,000 or 25.1%, respectively; deposits were ahead by $100,634,000 or 21.0% and $100,020,000 or 20.8%. The level of total assets was also affected by advances from the Federal Home Loan Bank to First National Bank, which at September 30, 2002 had increased by $20,000,000 compared to September 30, 2001 and $15,000,000 compared to December 31, 2001. Average assets increased 7.6% in the first nine months of 2002 compared to the same period in 2001, while average deposits increased 6.2%, the third quarter increases being 16.5% and 13.6%, respectively.

Investment Securities

Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. Reflecting in part the the acquisition of Rowan Bank on August 1, 2002 as discussed in the “Overview”, the level of investment securities was increased $25,812,000 during the twelve-month period ended September 30, 2002 and $7,755,000 during the first nine months of 2002. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

Loans

The Corporation’s primary source of revenue and largest component of earning assets is the loan portfolio. Due primarily to the acquisition of Rowan Bank on August 1, 2002 as discussed in the “Overview”, loans increased $100,463,000 or 25.4% during the twelve-month period ended September 30, 2002. The loan increase during the first nine months of 2002 was $104,466,000 or 26.7%. Average loans were $18,766,000 or 4.8% higher in the first nine months of 2002 than in the same period of 2001. The ratio of average loans to average deposits, in comparing nine-month periods, decreased from 81.7% in 2001 to 80.6% in 2002. The ratio of loans to deposits at September 30, 2002 was 85.5%.

While the level of the entire loan portfolio has been adversely affected by the general slowdown in the economy, the portfolios related to commercial and agricultural loans, construction loans and commercial and other real estate loans experienced gains during both the twelve-month period ended September 30, 2002 and the first nine months of 2002. The balance of the 1-4 family residential mortgage loan portfolio has been negatively affected by the high level of refinancing activity, especially since certain loans previously included in the “held for investment” category were refinanced and subsequently sold.

Asset Quality

Management considers the Corporation’s asset quality to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. As part of the loan review function, a third party assessment group is employed to review the underwriting documentation and risk grading analysis.

In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to a review of individual loans, historical loan loss experience, the value and adequacy of collateral, and economic conditions in the market areas of First National Bank and Rowan Bank. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require First National Bank and Rowan Bank to recognize changes to the allowance based on their judgments about information available to them at the time of their examination. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance.

At September 30, 2002, the Corporation had impaired loans which totaled $1,560,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $610,000. At September 30, 2002, nonperforming loans were $5,150,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $4,552,000 and $598,000, respectively. At September 30, 2001, nonperforming loans were $5,814,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $3,705,000 and $2,109,000, respectively.

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

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.18% at September 30, 2002, 1.13% at September 30, 2001 and 1.17% at December 31, 2001. The increase in the allowance percentage from September 30, 2001 to September 30, 2002 related primarily to asset quality considerations, increases in historical charge-off trends and general economic conditions.

Management believes the allowance for loan losses of $5,824,000 at September 30, 2002 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Corporation.

The following table presents an analysis of the changes in the allowance for loan losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)
Balance at beginning of period	$4,672	$4,353	$4,417	$4,352
Charge-offs	277	166	1,135	481
Recoveries	105	30	178	104

Net loan charge-offs	172	136	957	377
Provision for loan losses	285	205	1,325	490
Allowance adjustment for loans assumed in merger	1,039	—	1,039	—
Allowance adjustment for loans sold	—	—	—	(43)

Balance at end of period	$5,824	$4,422	$5,824	$4,422

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

In addition to the acquisition of Rowan Bank on August 1, 2002 as discussed in the “Overview”, the level and mix of deposits has been specifically affected by the following factors. Money market deposits, excluding the amount of Rowan Bank deposits initially added on August 1, 2002, had the most significant growth of any component of deposits, increasing $17,986,000 during the twelve-month period ended September 30, 2002 and $16,638,000 during the first nine months of 2002. By similar comparison, time deposits, reflecting the effect of deposit maturities related to prior promotions for premium-rate certificates of deposit, decreased $36,622,000 during the twelve-month period ended September 30, 2002 and $30,399,000 during the first nine months of 2002. Further, the level of time deposits obtained from governmental units fluctuates, amounting to $47,002,000, $51,607,000 and $53,573,000 at September 30, 2002, September 30, 2001 and December 31, 2001, respectively.

Business Development Matters

As discussed in the “Overview” and in Note 3 to Consolidated Financial Statements, the Corporation completed a merger on August 1, 2002 for the acquisition of Rowan Bancorp, Inc. (“Rowan Bancorp”), holding company for Rowan Savings Bank SSB, Inc. (“Rowan Bank”), headquartered in China Grove, North Carolina, in a transaction accounted for using the purchase method of accounting for business combinations.

As discussed in the “Overview”, management adopted a balance sheet restructuring project in the 2000 fourth quarter that has affected loans and other balance sheet categories in both the 2000 fourth quarter and the 2001 first quarter.

In the 1998 fourth quarter, First National Bank received regulatory approval for establishment of a new branch office in Trinity, North Carolina. Construction of the permanent Trinity facility was completed in February 2002, resulting in a total capital outlay of approximately $1,400,000. Prior to completion of the permanent facility, a temporary mobile office, which opened in August 1999, was operated at this site.

In April 2002, First National Bank received regulatory approval for establishment of a new branch office in Pinehurst, North Carolina. The office, located in a leased facility which had previously been used as a banking office by another financial institution, was renovated and then opened for business in October 2002.

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

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance on differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 144 also supersedes APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Corporation adopted the provisions of SFAS No. 144 effective January 1, 2002 with no effect on its consolidated financial statements.

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

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, “Acquisitions of Certain Financial Institutions” (“SFAS No. 147”), which brings all business combinations involving financial institutions, except mutuals, into the scope of SFAS No. 141, “Business Combinations”. SFAS No. 147 requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with SFAS No. 141 and the related intangibles accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 147 removes such acquisitions from the scope of SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”, which was adopted in February 1983 to address financial institutions acquisitions during a period when many of such acquisitions involved “troubled” institutions. SFAS No. 147 also amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to include in its scope long-term customer-relationship intangible assets of financial institutions. SFAS No. 147 is generally effective immediately and provides guidance with respect to amortization and impairment of intangibles recognized in connection with acquisitions previously within the scope of SFAS No. 72. The Corporation adopted the provisions of SFAS No. 147 with no effect on its consolidated financial statements.

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

Table 1
Average Balances and Net Interest Income Analysis

NINE MONTHS ENDED SEPTEMBER 30	2002			2001
							2002 Versus 2001
	Average	Interest Income/	Average Rates Earned/	Average	Interest Income/	Average Rates Earned/	Interest Variance due to (1)		Net Change
	Balance	Expense	Paid	Balance	Expense	Paid	Volume	Rate
	(Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets
Loans (2) (3)	$409,072	$21,456	7.01%	$390,306	$24,496	8.38%	$1,127	$(4,167)	$(3,040)
Investment securities (2):
Taxable income	137,918	6,969	6.74	129,568	6,599	6.79	419	(49)	370
Non-taxable income	24,864	1,395	7.48	19,237	1,102	7.64	317	(24)	293
Other earning assets	9,873	123	1.66	4,865	167	4.58	104	(148)	(44)

Total earning assets	581,727	29,943	6.87	543,976	32,364	7.94	1,967	(4,388)	(2,421)

Cash and due from banks	12,423			12,238
Goodwill	2,816			—
Other assets, net	27,978			24,538

Total Assets	$624,944			$580,752

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	$62,343	319	0.69	$54,849	357	0.87	43	(81)	(38)
Savings deposits	38,461	287	1.00	34,377	413	1.61	45	(171)	(126)
Money market deposits	55,875	827	1.98	41,416	1,092	3.53	308	(573)	(265)
Certificates and other time deposits	297,590	7,499	3.37	301,775	13,170	5.83	(181)	(5,490)	(5,671)
Retail repurchase agreements	14,125	190	1.80	12,637	346	3.66	37	(193)	(156)
Federal Home Loan Bank advances	33,364	1,195	4.79	23,850	926	5.19	345	(76)	269
Federal funds purchased	631	10	2.06	1,103	45	5.46	(14)	(21)	(35)
Other borrowed funds	1,938	52	3.62	—	—	—	52	—	52

Total interest-bearing liabilities	504,327	10,379	2.75	470,007	16,349	4.65	635	(6,605)	(5,970)

Noninterest-bearing demand deposits	53,143			45,495
Other liabilities	6,733			7,363
Shareholders' equity	60,741			57,887

Total Liabilities and Shareholders’ Equity	$624,944			$580,752

Net Interest Income and Spread		$19,564	4.12%		$16,015	3.29%	$1,332	$2,217	$3,549

Net Yield on Earning Assets			4.49%			3.93%

(1)	The mix variance, not separately stated, has been proportionally allocated to the rate and volume variances based on their absolute dollar amount.

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

Table 2
Average Balances and Net Interest Income Analysis

THREE MONTHS ENDED SEPTEMBER 30	2002			2001
							2002 Versus 2001
	Average	Interest Income/	Average Rates Earned/	Average	Interest Income/	Average Rates Earned/	Interest Variance due to (1)		Net
	Balance	Expense	Paid	Balance	Expense	Paid	Volume	Rate	Change
	(Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets
Loans (2) (3)	$457,781	$7,928	6.89%	$389,993	$7,842	7.99%	$1,255	$(1,169)	$86
Investment securities (2):
Taxable income	129,578	2,145	6.62	136,918	2,356	6.88	(124)	(87)	(211)
Non-taxable income	25,289	468	7.41	18,977	363	7.66	117	(12)	105
Other earning assets	18,189	77	1.66	3,029	25	3.23	69	(17)	52

Total earning assets	630,837	10,618	6.70	548,917	10,586	7.68	1,317	(1,285)	32

Cash and due from banks	13,592			12,071
Goodwill	8,356			—
Other assets, net	30,764			25,900

Total Assets	$683,549			$586,888

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	$65,066	114	0.70	$55,136	100	0.72	17	(3)	14
Savings deposits	44,857	113	1.00	34,361	113	1.31	30	(30)	—
Money market deposits	61,136	301	1.95	44,277	320	2.87	101	(120)	(19)
Certificates and other time deposits	320,604	2,476	3.06	301,799	4,047	5.32	239	(1,810)	(1,571)
Retail repurchase agreements	14,735	66	1.76	13,944	103	2.93	6	(43)	(37)
Federal Home Loan Bank advances	39,982	469	4.65	25,000	325	5.15	178	(34)	144
Federal funds purchased	306	2	2.15	700	7	4.07	(3)	(2)	(5)
Other borrowed funds	5,751	52	3.62	—	—	—	52	—	52

Total interest-bearing liabilities	552,437	3,593	2.58	475,217	5,015	4.19	620	(2,042)	(1,422)

Noninterest-bearing demand deposits	54,707			45,446
Other liabilities	8,280			7,417
Shareholders’ equity	68,125			58,808

Total Liabilities and Shareholders’ Equity	$683,549			$586,888

Net Interest Income and Spread		$7,025	4.12%		$5,571	3.49%	$697	$757	$1,454

Net Yield on Earning Assets			4.44%			4.05%

(1)	The mix variance, not separately stated, has been proportionally allocated to the rate and volume variances based on their absolute dollar amount.

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

The Corporation’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The structure of the Bank’s loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. The Bank does not maintain a trading account nor is the Bank subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the Bank’s asset/liability management function, which is discussed above in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Asset/Liability Management and Interest Rate Sensitivity”.

Management does not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis prepared and presented in conjunction with the Form 10-K Annual Report for the fiscal year ended December 31, 2001.

Item 4.     Controls and Procedures

Based on their evaluation of the Corporation’s disclosure controls and procedures, which was completed within 90 days prior to the filing of this report, the Chief Executive Officer and the Chief Financial Officer of the Corporation have concluded that the Corporations’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In reaching this conclusion, the Corporation’s Chief Executive Officer and Chief Financial Officer determined that the Corporation’s disclosure controls and procedures are effective in ensuring that such information is accumulated and communicated to the Corporation’s management to allow timely decisions regarding required disclosure.

There were no significant changes in the Corporations’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits.

Exhibits to this report are listed in the index to exhibits on pages 30 and 31 of this report.

(b)     Reports on Form 8-K.

During the quarter ended September 30, 2002, the Registrant filed a Current Report on Form 8-K dated August 1, 2002, which reported under “Item 2” that the Registrant had completed its acquisition of Rowan Bancorp, Inc.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNB Corp.
(Registrant)

Date: November 14, 2002	By:	/s/ JERRY A. LITTLE
Jerry A. Little Treasurer and Secretary (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Michael C. Miller, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of FNB Corp.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/ MICHAEL C. MILLER
Michael C. Miller Chief Executive Officer

I, Jerry A. Little, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of FNB Corp.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/ JERRY A. LITTLE
Jerry A. Little Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit

2.10
Agreement and Plan of Merger dated as of February 11, 2002 by and between the Registrant and Rowan Bancorp, Inc., incorporated herein by reference to Exhibit 2.10 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2001

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

3.20
Amended and Restated Bylaws of the Registrant, adopted May 21, 1998, incorporated herein by reference to Exhibit 3.20 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

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

10.20	*	Stock Compensation Plan as amended effective May 12, 1998, incorporate herein by reference to Exhibit 10.30 the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

Exhibit No.		Description of Exhibit

10.21	*
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

10.34	*	Employment Agreement dated as of August 1, 2002 between Rowan Savings Bank SSB, Inc. and Bruce D. Jones.

*	Management contract, or compensatory plan or arrangement.