Form 10-K
period 2002-12-31
FNB CORP/NC
filed 2003-03-28
CIK 764811

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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

Common Stock, par value $2.50 per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The aggregate market value of common stock held by nonaffiliates of the Registrant, assuming, without admission, that all directors and officers of the Registrant may be deemed affiliates, was $74,512,000 as of June 28, 2002, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of March 14, 2003, the Registrant had 5,465,819 shares of $2.50 par value common stock outstanding.

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 13, 2003 are incorporated by reference in Part III of this report.

CROSS REFERENCE INDEX

			Page
Part I	Item 1	Business	3-7

	Item 2	Properties	7

	Item 3	Legal Proceedings

		Not applicable.

	Item 4	Submission of Matters to a Vote of Security Holders

		Not applicable.

Part II	Item 5	Market for the Registrant’s Common Equity and Related Stockholder Matters	29

	Item 6	Selected Financial Data	8

	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-29

	Item 7a	Quantitative and Qualitative Disclosures about Market Risk	17-18

	Item 8	Financial Statements and Supplementary Data

		Independent Auditors’ Report	30

		Consolidated Balance Sheets at December 31, 2002 and 2001	31

		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2002	32

		Consolidated Statements of Shareholders’ Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2002	33

		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2002	34

		Notes to Consolidated Financial Statements	35-63

		Quarterly Financial Data for 2002 and 2001	29

	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

		Not applicable.

Part III	Item 10	Directors and Executive Officers of the Registrant	*

	Item 11	Executive Compensation	*

	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*

	Item 13	Certain Relationships and Related Transactions	*

	Item 14	Controls and Procedures	64

Part IV	Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

		(a)(1) Financial Statements (See Item 8 for reference).

		(2) Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable.

		(3) Exhibits have been filed separately with the Commission and are available upon written request.	68

		(b) Reports on Form 8-K (None were filed during the last quarter of the period covered by this Form 10-K).

*	Information called for by Part III is incorporated herein by reference to portions of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders, as follows:

Item 10—See information that appears under the headings “Election of Directors” and “Executive Officers”.

Item 11—See information that appears under the heading “Executive Compensation”.

Item 12—See information that appears under the headings “Voting Securities Outstanding and Principal Shareholders” and “Security Ownership of Management”.

Item 13—See information that appears under the heading “Indebtedness of Officers and Directors”.

BUSINESS

General

FNB Corp. is a bank holding company incorporated under the laws of the State of North Carolina in 1984. On July 2, 1985, through an exchange of stock, FNB Corp. acquired a wholly owned bank subsidiary, First National Bank and Trust Company (“First National Bank”), a national banking association founded in 1907. On August 1, 2002, FNB Corp. acquired through merger, as discussed below, another wholly owned bank subsidiary, Rowan Savings Bank SSB, Inc. (“Rowan Bank”), a North Carolina-chartered savings bank founded in 1905. First National Bank and Rowan Bank are collectively referred to as the “subsidiary banks”. FNB Corp. and the subsidiary banks are collectively referred to as the “Corporation”.

The subsidiary banks, which are full-service banks, currently conduct all of their operations in Chatham, Montgomery, Moore, Randolph, Richmond, Rowan and Scotland counties in central North Carolina. First National Bank has three offices, including the main office, in Asheboro and additional community offices in Archdale (two offices), Biscoe, Ellerbe, Laurinburg, Pinehurst, Ramseur, Randleman, Rockingham (two offices), Seagrove, Siler City, Southern Pines and Trinity. Rowan Bank has its main office in China Grove and additional community offices in Kannapolis and Salisbury. Some of the major banking services offered include regular checking accounts, interest checking accounts (including package account versions that offer a variety of products and services), money market accounts, savings accounts, certificates of deposit, individual retirement accounts, debit cards, credit cards and loans, both secured and unsecured, for business, agricultural and personal use. Other services offered include internet banking, cash management, investment management and trust services. The subsidiary banks also have automated teller machines and are members of Plus, a national teller machine network, and Star, a regional network.

On April 10, 2000, the Corporation completed a merger for the acquisition of Carolina Fincorp, Inc. (“Carolina Fincorp”), holding company for Richmond Savings Bank, Inc., SSB (“Richmond Savings”), headquartered in Rockingham, North Carolina, in a transaction accounted for as a pooling of interests. Accordingly, all prior period financial information included in the consolidated financial statements has been restated to include the account balances and results of operations of Carolina Fincorp. Pursuant to the terms of the merger, each share of Carolina Fincorp common stock was converted into .79 of a share of FNB Corp. common stock, for a total issuance of 1,478,398 FNB Corp. shares. On June 26, 2000, Richmond Savings was merged into First National Bank and Trust Company. At March 31, 2000, Carolina Fincorp operated five offices through Richmond Savings and had approximately $125,943,000 in total assets, $108,848,000 in deposits and $16,332,000 in shareholders’ equity. Merger-related expenses of $2,796,000 were recorded in the second quarter of 2000. Upon the change in control, the Carolina Fincorp ESOP plan terminated according to its terms and unvested MRP shares became fully vested. Included in merger-related expenses were $385,000 of expense related to the termination of these plans. Additionally, approximately $450,000 of the total provision for loan losses of $835,000 in the second quarter of 2000 was related to aligning the credit risk methodologies of FNB Corp. and Carolina Fincorp.

In connection with the merger of First National Bank with Richmond Savings, First National Bank acquired a financial subsidiary, Richmond Investment Services, Inc., which changed its name after the acquisition to First National Investor Services, Inc.

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

On February 20, 2003, the Corporation entered into a definitive merger agreement to acquire Dover Mortgage Company (“Dover”), headquartered in Charlotte, North Carolina. Dover originates, underwrites and closes mortgage loans for sale into the secondary market. Mortgage production is sold on a service-released basis to a number of national lenders who in turn service the loans. Under the terms of the agreement, Dover will be merged with a wholly owned subsidiary of FNB Corp. formed for the purposes of effecting the merger. Dover will then become a separate subsidiary of FNB Corp. The merger will be accounted for using the purchase method of accounting for business combinations and is subject to several conditions, including approval by applicable regulatory authorities. Upon satisfaction of these conditions, the merger is anticipated to close early in the second quarter of 2003. Dover shareholders will receive a combination of common stock and cash. The merger agreement provides that generally 50% of the outstanding shares of Dover common stock will be converted into FNB Corp. common stock and the remaining 50% will be converted into cash. Subject to a maximum total payment, Dover shareholders will be entitled to additional cash consideration over the four-year period following closing, based on a percentage of Dover’s pretax net income during that four-year period. At December 31, 2002, Dover operated six mortgage loan production offices and had approximately $44,961,000 in total assets and $2,204,000 in shareholders’ equity.

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

Competition

The banking industry within the marketing area of the subsidiary banks is extremely competitive. The subsidiary banks face direct competition in Chatham, Montgomery, Moore, Randolph, Richmond, Rowan and Scotland counties from approximately 29 different financial institutions, including commercial banks, savings institutions and credit unions. Although none of these entities is dominant, the subsidiary banks consider themselves on a combined basis to be one of the major financial institutions in the area in terms of total assets and deposits. Further competition is provided by banks located in adjoining counties, as well as other types of financial institutions such as insurance companies, finance companies, pension funds and brokerage houses and other money funds. The principal methods of competing in the commercial banking industry are improving customer service through the quality and range of services provided, improving cost efficiencies and pricing services competitively.

Regulation and Supervision

The following discussion sets forth material elements of the regulatory framework applicable to bank holding companies and their subsidiaries. It also provides certain specific information relevant to FNB Corp. This regulatory framework is intended primarily for the protection of depositors and the deposit insurance funds that insure deposits of banks and savings institutions, and not for the protection of security holders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. A change in the statutes, regulations or regulatory policies applicable to FNB Corp. or the subsidiary banks may have a material effect on the business of the Corporation. Additional information related to regulatory matters is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

General

As a bank holding company, FNB Corp. is subject to regulation under the Bank Holding Company Act of 1956, as amended, and to inspection, examination and supervision by the Federal Reserve Board. Under the Bank Holding Company Act, bank holding companies, such as FNB Corp., that have not elected to become financial holding companies under the Gramm-Leach-Bliley Financial Modernization Act of 1999 generally may not acquire ownership or control of more than 5% of the voting shares or substantially all the assets of any company, including a bank, without the Federal Reserve Board’s prior approval.

As a national banking association, First National Bank is subject to regulation and examination primarily by the Office of the Comptroller of the Currency (OCC). It is also regulated by the Federal Deposit Insurance Corporation (FDIC) and the Federal Reserve Board. First National Bank’s deposits are insured by the FDIC through the Bank Insurance Fund and the Savings Association Insurance Fund. The OCC and the FDIC impose various requirements and restrictions on First National Bank, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged on loans, limitations on the types of investments that may be made and the types of services that may be offered, and requirements governing capital adequacy, liquidity, earnings, dividends, management practices and branching. As a member of the Federal Reserve System, First National Bank is subject to the applicable provisions of the Federal Reserve Act, which imposes restrictions on loans by subsidiary banks to a holding company and its other subsidiaries and on the use of stock or securities as collateral security for loans.

As a North Carolina-chartered savings bank, Rowan Bank is subject to regulation and examination by the FDIC and the North Carolina Commissioner of Banks and to regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities, and general investment authority. Rowan Bank is a member of the Federal Home Loan Bank System and its deposits are insured by the FDIC through the Savings Association Insurance Fund. Generally, North Carolina-chartered savings banks whose deposits are insured by the Savings Association Insurance Fund are subject to restrictions with respect to activities and investments, transactions with affiliates and loans to one borrower.

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

In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Corporation.

Liability for Bank Subsidiaries

Under current Federal Reserve Board policy, a bank holding company is expected to act as a source of financial and managerial strength to its subsidiary banks and to maintain resources adequate to support each subsidiary bank. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, the cross-guaranty provisions of the Federal Deposit Insurance Act provide that if the FDIC suffers or anticipates a loss as a result of a default by a banking subsidiary or by providing assistance to a subsidiary in danger of default, then any other bank subsidiaries may be assessed for the FDIC’s loss.

Capital Requirements

FNB Corp. and the subsidiary banks are required to comply with federal regulations on capital adequacy. There are two measures of capital adequacy: a risk-based measure and a leverage measure. All capital standards must be satisfied for an institution to be considered in compliance. For additional information, see “Capital Adequacy” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Dividend Restrictions

FNB Corp. is a legal entity separate and distinct from its bank subsidiaries. Because the principal source of FNB Corp. revenues is dividends from the subsidiary banks, the ability of FNB Corp. to pay dividends to its shareholders depends largely upon the amount of dividends the subsidiary banks may pay to FNB Corp. There are statutory and regulatory limitations on the payment of dividends by the subsidiary banks to FNB Corp., as well as by FNB Corp. to its shareholders.

First National Bank must obtain the prior approval of the OCC to pay dividends if the total of all dividends declared by the bank in any calendar year will exceed the sum of its net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits First National Bank from paying dividends that in the aggregate would be greater than its undivided profits after deducting statutory bad debts in excess of its loan loss allowance.

Rowan Bank is not permitted to declare or pay a cash dividend if the effect of the dividend would be to cause the net worth of Rowan bank to be reduced below the minimum regulatory capital required by the North Carolina Commissioner of Banks or the FDIC or the liquidation account established in connection with its conversion from mutual to stock form.

FNB Corp. and subsidiary banks are also subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums.

Community Reinvestment Act

The subsidiary banks are subject to the provisions of the Community Reinvestment Act of 1977, as amended (CRA). Under the CRA, all financial institutions have a continuing and affirmative obligation consistent with their safe and sound operation to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.

The CRA requires the appropriate federal bank regulatory agency, in connection with its examination of the bank, to assess the bank’s record in meeting the credit needs of the community served by the bank, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public.

Interstate Banking and Branching

The Interstate Banking Act permits interstate acquisitions of banks by bank holding companies. FNB Corp. and any other bank holding company located in North Carolina may acquire a bank located in any other state, and any bank holding company located outside North Carolina may lawfully acquire any North Carolina-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage limitations, aging requirements and other restrictions. The Interstate Banking Act also generally provides that national and state-chartered banks may branch interstate through acquisitions of banks in other states. It allowed, however, any state to elect prior to June 1, 1997 either to “opt in” and accelerate the date after which interstate branching was permissible or to “opt out” and prohibit interstate branching altogether. North Carolina enacted “opt in” legislation permitting interstate branching. The Interstate Banking Act may have the effect of increasing competition within the markets in which FNB Corp. operates. The extent and timing of any such increase cannot be predicted.

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Financial Modernization Act of 1999 allows bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in the securities and insurance businesses. Under the Gramm-Leach-Bliley Act, a bank holding company that elects to become a financial holding company may engage in any activity that is financial in nature, is incidental to financial activity or complements financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Activities cited by the law as being “financial in nature” include securities underwriting, dealing in securities and market making, insurance underwriting and agency, providing financial, investment or economic advisory services, and activities that the Federal Reserve Board has determined to be closely related to banking. FNB Corp. has not elected to become a financial holding company.

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

Future Legislation

Changes to the laws and regulations in the United States and North Carolina can affect the Corporation’s operating environment in substantial and unpredictable ways. FNB Corp. cannot predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon the financial condition or results of operations of the Corporation.

Employees

As of December 31, 2002, FNB Corp. had four officers, all of whom were also officers of First National Bank. On that same date, First National Bank had 202 full-time employees and 21 part-time employees, and Rowan Bank had 30 full-time employees and 7 part-time employees. Each subsidiary bank considers its relationship with its employees to be excellent. The Corporation provides employee benefit programs, including a noncontributory defined benefit pension plan, matching retirement/savings (401(k)) plan, group life, health and dental insurance, paid vacations, sick leave, and health care and life insurance benefits for retired employees.

Properties

The main offices of First National Bank and the principal executive offices of FNB Corp. are located in an office building at 101 Sunset Avenue, Asheboro, North Carolina. The premises contain approximately 36,500 square feet of office space. First National Bank also has other community offices in Asheboro (two offices), Archdale (two offices), Biscoe, Ellerbe, Laurinburg, Pinehurst, Ramseur, Randleman, Rockingham (two offices), Seagrove, Siler City, Southern Pines and Trinity, North Carolina. The main offices of Rowan Bank are located in China Grove, North Carolina. Rowan Bank also has other community offices in Kannapolis and Salisbury, North Carolina. Except as noted below, all premises are owned by the subsidiary banks in fee. The Bush Hill office in Archdale is under a lease expiring January 31, 2004, with lease renewal options for up to an additional 18-year term. The Laurinburg office is under a lease expiring August 31, 2003. The Pinehurst office is under a lease expiring February 28, 2005 with lease renewal options for up to an additional four-year term. The land on which the Seagrove office is situated is under a lease expiring June 30, 2016. At that time, the land is subject to a purchase option at a fixed price or lease renewal options for up to an additional 30-year term.

FNB CORP. AND SUBSIDIARIES

FIVE YEAR FINANCIAL HISTORY (1)

	2002	2001	2000	1999	1998
	(dollars in thousands, except per share data)
Summary of Operations
Interest income	$39,452	$41,260	$41,936	$35,822	$35,111
Interest expense	14,114	20,492	20,908	16,203	15,713

Net interest income	25,338	20,768	21,028	19,619	19,398
Provision for loan losses	1,780	1,200	1,802	511	482

Net interest income after provision for loan losses	23,558	19,568	19,226	19,108	18,916
Noninterest income	8,268	5,900	4,501	4,068	3,756
Noninterest expense	20,140	16,077	18,497	15,082	14,473

Income before income taxes	11,686	9,391	5,230	8,094	8,199
Income taxes	3,486	2,663	1,714	2,504	2,568

Net income	$8,200	$6,728	$3,516	$5,590	$5,631

Per Share Data
Net income:
Basic	$1.63	$1.35	$70	$1.11	$1.12
Diluted	1.58	1.32	.69	1.09	1.09
Cash dividends declared (2)	.58	.53	.51	.51	.45
Book value	13.49	11.74	10.89	10.13	9.76

Balance Sheet Information
Total assets	$754,370	$593,742	$565,639	$517,468	$472,188
Investment securities	153,857	163,150	132,384	119,786	121,471
Loans	502,342	391,632	395,737	360,840	314,839
Goodwill	12,601	—	—	—	—
Deposits	592,354	480,230	472,448	427,010	400,218
Long-term borrowed funds	64,388	30,000	15,000	15,000	—
Shareholders’ equity	73,090	55,907	55,122	52,068	50,390

Ratios (Averages)
Return on assets	1.25%	1.15%	.65%	1.15%	1.23%
Return on shareholders’ equity	12.82	11.63	6.59	10.85	9.55
Shareholders’ equity to assets	9.75	9.93	9.86	10.57	12.88
Dividend payout ratio	36.05	38.91	76.05	40.88	36.71
Loans to deposits	82.00	81.71	84.79	80.63	80.36
Net yield on earning assets, taxable equivalent basis	4.40	4.03	4.28	4.48	4.71

(1)	Financial data for all prior periods has been restated to reflect the merger with Carolina Fincorp, Inc., which became effective on April 10, 2000 and was accounted for as a pooling of interests.
(2)	Cash dividends declared represent FNB Corp. historical cash dividends declared.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to assist in the understanding and evaluation of the financial condition, changes in financial condition and results of operations of FNB Corp. (the “Parent Company”) and its wholly owned subsidiaries, First National Bank and Trust Company (“First National Bank”) and Rowan Savings Bank SSB, Inc. (“Rowan Bank”), collectively referred to as the “Corporation”. First National Bank and Rowan Bank are collectively referred to as the “subsidiary banks”. This discussion should be read in conjunction with the consolidated financial statements and supplemental financial information appearing elsewhere in this report.

Overview

On April 10, 2000, the Corporation completed a merger for the acquisition of Carolina Fincorp, Inc. (“Carolina Fincorp”), holding company for Richmond Savings Bank, Inc., SSB (“Richmond Savings”), headquartered in Rockingham, North Carolina, in a transaction accounted for as a pooling of interests. Accordingly, all prior period financial information included in the consolidated financial statements has been restated to include the account balances and results of operations of Carolina Fincorp. Pursuant to the terms of the merger, each share of Carolina Fincorp common stock was converted into .79 of a share of FNB Corp. common stock, for a total issuance of 1,478,398 FNB Corp. shares. On June 26, 2000, Richmond Savings was merged into First National Bank and Trust Company. At March 31, 2000, Carolina Fincorp operated five offices through Richmond Savings and had approximately $125,943,000 in total assets, $108,848,000 in deposits and $16,332,000 in shareholders’ equity. Merger-related expenses of $2,796,000 were recorded in the second quarter of 2000. Upon the change in control, the Carolina Fincorp ESOP plan terminated according to its terms and unvested MRP shares became fully vested. Included in merger-related expenses were $385,000 of expense related to the termination of these plans. Additionally, approximately $450,000 of the total provision for loan losses of $835,000 in the second quarter of 2000 was related to aligning the credit risk methodologies of FNB Corp. and Carolina Fincorp.

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

On February 20, 2003, the Corporation entered into a definitive merger agreement to acquire Dover Mortgage Company (“Dover”), headquartered in Charlotte, North Carolina. Dover originates, underwrites and closes mortgage loans for sale into the secondary market. Mortgage production is sold on a service-released basis to a number of national lenders who in turn service the loans. Under the terms of the agreement, Dover will be merged with a wholly owned subsidiary of FNB Corp. formed for the purposes of effecting the merger. Dover will then become a separate subsidiary of FNB Corp. The merger will be accounted for using the purchase method of accounting for business combinations and is subject to several conditions, including approval by applicable regulatory authorities. Upon satisfaction of these conditions, the merger is anticipated to close early in the second quarter of 2003. Dover shareholders will receive a combination of common stock and cash. The merger agreement provides that generally 50% of the outstanding shares of Dover common stock will be converted into FNB Corp. common stock and the remaining 50% will be converted into cash. Subject to a maximum total payment, Dover shareholders will be entitled to additional cash consideration over the four-year period following closing, based on a percentage of Dover’s pretax net income during that four-year period. At December 31, 2002, Dover operated six mortgage loan production offices and had approximately $44,961,000 in total assets and $2,204,000 in shareholders’ equity.

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

The Corporation earned $8,200,000 in 2002, a 21.9% increase in net income from 2001. Basic earnings per share increased from $1.35 in 2001 to $1.63 in 2002 and diluted earnings per share increased from $1.32 to $1.58. Largely reflecting the acquisition of Rowan Bank on August 1, 2002 as discussed above, total assets were $754,370,000 at December 31, 2002, up 27.1% from year-end 2001. Loans amounted to $502,342,000 at December 31, 2002, increasing 28.3% from the prior year. Total deposits grew 23.3% to $592,354,000 in 2002.

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

Earnings Review

The Corporation’s net income increased $1,472,000 in 2002, up 21.9% over 2001, reflecting in part the acquisition of Rowan Bank on August 1, 2002 as discussed above. Earnings were positively impacted in 2002 by increases of $4,570,000 or 22.0% in net interest income and $2,368,000 in noninterest income. These gains were significantly offset, however, by increases $4,063,000 in noninterest expense and $580,000 in the provision for loan losses. Noninterest income has been favorably impacted by the increase in service charges on deposit accounts resulting from the implementation of an overdraft protection program in July 2002 and by the increase in the net gain on sales of loans as long-term conforming mortgage rates have remained at historical lows.

After exclusion of after-tax, merger-related charges of $2,338,000 recorded in the second quarter of 2000 and associated with the merger with Carolina Fincorp as discussed in the “Overview”, the Corporation’s net income increased $874,000 in 2001, up 14.9% over 2000. Earnings were positively impacted in 2001 by a $1,399,000 increase in noninterest income and by a $152,000 decrease in the provision for loan losses, excluding merger-related charges. These gains were partially offset, however, by a $376,000 increase in noninterest expense, excluding merger-related charges, and by a $260,000 or 1.2% decrease in net interest income, which reflected the effects of interest rate declines in 2001 and the balance sheet restructuring project discussed in the “Overview”. The interest rate declines, resulting from actions taken by the Federal Reserve, caused a greater reduction in the average yield on earning assets than in the average rate paid on interest-bearing liabilities. As noted in the discussion of the restructuring project, non-taxable income related to bank owned life insurance, which replaced a portion of certain loans sold, is recorded as noninterest income, while income on loans sold was recorded as interest income. Income on bank owned life insurance amounted to $638,000 in 2001 compared to $12,000 in 2000. The net gain on loans sold, which amounted to $831,000 in 2001 compared to $153,000 in 2000, included a net gain of $151,000 in the 2001 first quarter and $50,000 in the 2000 fourth quarter related to loans sold in connection with the restructuring project.

Excluding the merger-related charges in 2000, return on average assets improved from 1.08% in 2000 to 1.15% in 2001 to 1.25% in 2002. Return on average shareholders’ equity improved from 10.97% in 2000 to 11.63% in 2001 to 12.82% in 2002. In 2002, return on tangible assets and equity (calculated by deducting average goodwill from average assets and from average equity) amounted to 1.26% and 13.99%, respectively. In 2000, return on average assets and equity, including the effect of the merger-related charges, was .65% and 6.59%, respectively.

Net Interest Income

Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

Net interest income was $25,338,000 in 2002 compared to $20,768,000 in 2001. The increase of $4,570,000 or 22.0% resulted partially from the acquisition of Rowan Bank on August 1, 2002 as discussed above, but was primarily due to an improvement in the net yield on earning assets, or net interest margin, from 4.03% to 4.40% coupled with an 11.6% increase in the level of average earning assets. In 2001, there was a $260,000 or 1.2% decrease in net interest income that resulted primarily from the effect of the balance sheet restructuring project as discussed in the “Overview” and from a decline in the net yield on earning assets, or net interest margin, from 4.28% in 2000 to 4.03% in 2001, the effect of which more than offset the benefit of a 5.9% increase in average earning assets. On a taxable equivalent basis, the increase in net interest income in 2002 was $4,798,000 and the decrease in 2001 was $73,000, reflecting changes in the relative mix of taxable and non-taxable earning assets in each year.

Table 1 sets forth for the periods indicated information with respect to the Corporation’s average balances of assets and liabilities, as well as the total dollar amounts of interest income (taxable equivalent basis) from earning assets and interest expense on interest-bearing liabilities, resultant rates earned or paid, net interest income, net interest spread and net yield on earning assets. Net interest spread refers to the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. Net yield on earning assets, or net interest margin, refers to net interest income divided by average earning assets and is influenced by the level and relative mix of earning assets and interest-bearing liabilities.

Table 1

Average Balances and Net Interest Income Analysis

	2002			2001			2000
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(taxable equivalent basis, dollars in thousands)
EARNING ASSETS
Loans (1) (2)	$432,053	$29,825	6.90%	$391,127	$31,992	8.18%	$385,299	$34,296	8.88%
Investment securities (1):
Taxable income	134,807	8,952	6.64	128,610	8,738	6.79	103,636	6,772	6.53
Non-taxable income	25,063	1,870	7.46	20,026	1,541	7.69	19,684	1,508	7.66
Other earning assets	16,409	243	1.48	5,352	199	3.73	6,296	383	6.06

Total earning assets	608,332	40,890	6.72	545,115	42,470	7.79	514,915	42,959	8.33

Cash and due from banks	13,179			12,327			13,955
Goodwill	5,316			—			—
Other assets, net	29,001			25,083			11,968

TOTAL ASSETS	$655,828			$582,525			$540,838

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Demand deposits	$67,809	502.74		$55,656	446.80		$57,332	907	1.58
Savings deposits	41,216	401.97		34,351	499	1.45	35,844	827	2.30
Money market deposits	59,223	1,065	1.80	42,886	1,339	3.12	34,798	1,463	4.19
Certificates and other time deposits	304,147	9,941	3.27	299,787	16,469	5.49	279,586	16,304	5.82
Retail repurchase agreements	15,057	259	1.72	13,010	419	3.22	11,091	516	4.64
Federal Home Loan Bank advances	38,416	1,784	4.64	24,770	1,273	5.14	15,178	819	5.38
Federal funds purchased	472	10	2.06	940	47	5.04	1,112	72	6.47
Other borrowed funds	4,222	152	3.61	—	—	—	—	—	—

Total interest-bearing liabilities	530,562	14,114	2.66	471,400	20,492	4.35	434,941	20,908	4.79

Noninterest-bearing demand deposits	54,471			46,012			46,859
Other liabilities	6,854			7,242			5,692
Shareholders’ equity	63,941			57,871			53,346

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$655,828			$582,525			$540,838

NET INTEREST INCOME AND SPREAD		$26,776	4.06%		$21,978	3.44%		$22,051	3.54%

NET YIELD ON EARNING ASSETS			4.40%			4.03%			4.28%

(1)	Interest income and yields related to certain investment securities and loans exempt from both federal and state income tax or from state income tax alone are stated on a fully taxable equivalent basis, assuming a 34% federal tax rate and applicable state tax rate, reduced by the nondeductible portion of interest expense.
(2)	Nonaccrual loans are included in the average loan balance. Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.

Changes in the net interest margin and net interest spread tend to correlate with movements in the prime rate of interest. There are variations, however, in the degree and timing of rate changes, compared to prime, for the different types of earning assets and interest-bearing liabilities.

Until the significant interest rate declines in 2001, there had been a much greater degree of stability for several years in the interest rates both earned and paid by the Corporation. After rate cuts totaling 4.75% in 2001 and an additional rate cut of .50% in 2002, the prime rate averaged 6.99% in 2001 and 4.67% in 2002 compared to the average prime rates of 9.21%, 7.99% and 8.37% in 2000, 1999 and 1998, respectively. Due to a general slowdown in the economy that began to be perceived in the 2000 fourth quarter, the Federal Reserve acted to provide a stimulus through a series of interest rate reductions commencing in the 2001 first quarter, resulting in eight 50 basis point reductions and three 25 basis point reductions in the prime rate that lowered it to the 4.75% level at December 31, 2001. The reductions in the prime rate tended to negatively impact the net interest margin and net interest spread until the 2001 third quarter when these measures began to improve. An additional rate cut of 50 basis points in November 2002 further lowered the prime rate to the 4.25% level at December 31, 2002.

In 2002, the net interest spread increased by 62 basis points from 3.44% in 2001 to 4.06% in 2002, reflecting the effect of a decrease in the average rate paid on interest-bearing liabilities, or cost of funds, that more than offset the decrease in the average total yield on earning assets. The yield on earning assets decreased by 107 basis points from 7.79% in 2001 to 6.72% in 2002, while the cost of funds decreased by 169 basis points from 4.35% to 2.66%. In 2001, the 10 basis points decrease in net interest spread resulted from a 54 basis points decrease in the yield on earning assets as partially offset by a 44 basis points decrease in the cost of funds.

The 2002 and 2001 changes in net interest income on a taxable equivalent basis, as measured by volume and rate variances, are analyzed in Table 2. Volume refers to the average dollar level of earning assets and interest-bearing liabilities.

Table 2

Volume and Rate Variance Analysis

	2002 Versus 2001			2001 Versus 2000
	Variance due to(1)			Variance due to(1)
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(taxable equivalent basis, in thousands)
Interest Income
Loans (2)	$3,144	$(5,311)	$(2,167)	$498	$(2,802)	$(2,304)
Investment securities (2):
Taxable income	411	(197)	214	1,687	279	1,966
Non-taxable income	376	(47)	329	27	6	33
Other earning assets	220	(176)	44	(52)	(132)	(184)

Total interest income	4,151	(5,731)	(1,580)	2,160	(2,649)	(489)

Interest Expense
Interest-bearing deposits:
Demand deposits	91	(35)	56	(26)	(435)	(461)
Savings deposits	87	(185)	(98)	(33)	(295)	(328)
Money market deposits	407	(681)	(274)	296	(420)	(124)
Certificates and other time deposits	235	(6,763)	(6,528)	1,126	(961)	165
Retail repurchase agreements	58	(218)	(160)	79	(176)	(97)
Federal Home Loan Bank advances	645	(134)	511	492	(38)	454
Federal funds purchased	(17)	(20)	(37)	(10)	(15)	(25)
Other borrowed funds	152	—	152	—	—	—

Total interest expense	1,658	(8,036)	(6,378)	1,924	(2,340)	(416)

Net Interest Income	$2,493	$2,305	$4,798	$236	$(309)	$(73)

(1)	The mix variance, not separately stated, has been proportionally allocated to the volume and rate variances based on their absolute dollar amount.

(2)	Interest income related to certain investment securities and loans exempt from both federal and state income tax or from state income tax alone is stated on a fully taxable equivalent basis, assuming a 34% federal tax rate and applicable state tax rate, reduced by the nondeductible portion of interest expense.

Provision for Loan Losses

This provision is the charge against earnings to provide an allowance or reserve for probable losses inherent in the loan portfolio. The amount of each year’s charge is affected by several considerations including management’s evaluation of various risk factors in determining the adequacy of the allowance (see “Asset Quality”), actual loan loss experience and loan portfolio growth. Earnings were negatively impacted in 2002 by a $1,780,000 provision for loan losses compared to a provision of $1,200,000 in 2001. In 2001, there was a positive impact from a $602,000 provision decrease. Of the total 2000 provision of $1,802,000, the second quarter provision was $835,000, which amount included approximately $450,000 that was merger related as discussed in the overview, while the remainder resulted from increases in historical charge-off trends.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.22% at December 31, 2002, 1.17% at December 31, 2001 and 1.13% at December 31, 2000. The increase in the allowance percentage from December 31, 2000 to December 31, 2001 related primarily to asset quality considerations and increases in historical charge-off trends, while the increase from December 31, 2001 to December 31, 2002 related to the same factors and additionally to general economic conditions.

Noninterest Income

Noninterest income increased $2,368,000 or 40.1% in 2002, reflecting in part the acquisition of Rowan Bank on August 1, 2002 as discussed above and also the general increase in the volume of business. The increase was primarily due to a $1,203,000 increase in service charges on deposit accounts and to an $800,000 increase in the net gain on sales of loans. The increase in service charges on deposit accounts primarily related to the implementation of an overdraft protection program in July 2002. Other factors favorably affecting the level of service charges on deposit accounts in 2002 were the selected increases in service charge rates that became effective in the 2002 first and third quarters and the increase in the level of deposit accounts subject to service charges. The net gain on sales of loans was affected in 2002 by long-term conforming mortgage rates that have remained at historical lows.

In 2001, noninterest income increased $1,399,000 or 31.1%, reflecting in part the general increase in the volume of business. The increase was primarily due to a $678,000 increase in the net gain on sales of loans and to a $626,000 increase in income on bank owned life insurance. As discussed in the “Overview”, a balance sheet restructuring project resulted in single premium purchases of life insurance amounting to $10,000,000 in December 2000. Income resulting from the bank owned life insurance is not subject to income tax. The net gain on loans sold included a net gain of $151,000 in the 2001 first quarter related to loans sold in connection with the restructuring project. The increase in service charges on deposit accounts was primarily due to the improved fee collection efforts that became effective during 2000. The decrease in annuity and brokerage commissions was largely related to a general decrease in the volume of sales of annuity products. Other income was positively impacted in 2000 by a $76,000 gain on the sale of an investment and by a net gain on sales of other real estate while a net loss was incurred on these sales in 2001.

Noninterest Expense

Noninterest expense was $4,063,000 or 25.3% higher in 2002 due in part to the acquisition of Rowan Bank on August 1, 2002 as discussed above. The largest factor resulting in higher noninterest expense was the generally increased level of personnel expense, which was impacted by increased staffing requirements in addition to the acquisition of Rowan Bank, by normal salary adjustments, by increased incentive compensation and by higher costs of fringe benefits. Other expense was affected in 2002 by increases in consulting fees and advertising and marketing expense, by losses recorded on disposal of fixed assets and by expenses related to the new overdraft protection program (see “Noninterest Income”).

Excluding merger-related expenses of $2,796,000 recorded in the second quarter of 2000, noninterest expense was $376,000 or 2.4% higher in 2001. The nominal increase in the level of noninterest expense in 2001 reflects in part the successful implementation of synergies following the merger with Carolina Fincorp on April 10, 2000 as discussed in the “Overview”. Personnel expense was impacted by increased staffing requirements and by normal salary adjustments. The decrease in furniture and equipment expense was due mainly to the reduction in depreciation expense related to computer networks that became fully depreciated in the third and fourth quarters of 2000. The cost of data processing services was higher in 2000 than in 2001 because of the outside data processing services employed by Richmond Savings until its merger into First National Bank on June 26, 2000. While benefiting from a reduction in advertising and marketing expense, other expense was negatively impacted in 2001 by increased expenses related to nonperforming assets.

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

Table 3

Merger-Related Expenses

2000
(in thousands)
Professional fees	$569
Investment banking fees	558
Contract termination costs	467
ESOP and restricted stock plan termination costs	385
Data processing conversion fees	209
Severance payments	161
Other merger expenses	447

Total	$2,796

Income Taxes

The effective income tax rate increased from 28.4% in 2001 to 29.8% in 2002 due principally to an increase in the ratio of taxable to tax-exempt income. The effective income tax rate declined from 32.8% in 2000 to 28.4% in 2001 due principally to the nondeductibility of certain merger-related expenses in 2000 and to a decrease in the ratio of taxable to tax-exempt income.

Liquidity

Liquidity refers to the continuing ability of the subsidiary banks to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to the Parent Company for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from five major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold, (c) lines for the purchase of federal funds from other banks, (d) the lines of credit established at the Federal Home Loan Bank totaling $101,200,000, less existing advances against those lines, and (e) the investment securities portfolio. All debt securities are of investment grade quality and, if the need arises, can be promptly liquidated on the open market or pledged as collateral for short-term borrowing.

Consistent with the general approach to liquidity, the subsidiary banks as a matter of policy do not solicit or accept brokered deposits for funding asset growth. Instead, loans and other assets are based primarily on a core of local deposits and the subsidiary bank’s capital position. To date, the steady increase in deposits, retail repurchase agreements and capital, supplemented by Federal Home Loan Bank advances, has been adequate to fund loan demand in each subsidiary bank’s market area, while maintaining the desired level of immediate liquidity and a substantial investment securities portfolio available for both immediate and secondary liquidity purposes.

Contractual Obligations

Under existing contractual obligations, the Corporation will be required to make payments in future periods. Table 4 presents aggregated information about the payments due under such contractual obligations at December 31, 2002. Transaction deposit accounts with indeterminate maturities have been classified as having payments due in one year or less.

Table 4

Contractual Obligations

	Payments Due by Period at December 31, 2002
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(dollars in thousands)
Deposits	$513,138	$51,426	$27,790	$—	$592,354
Retail repurchase agreements	17,427	—	—	—	17,427
Federal Home Loan Bank advances	1,048	4,194	—	48,146	53,388
Other borrowed funds	1,100	2,200	2,200	5,500	11,000
Lease obligations	95	56	14	44	209

Total contractual cash obligations	$532,808	$57,876	$30,004	$53,690	$674,378

Commitments, Contingencies and Off-Balance Sheet Risk

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at December 31, 2002 are discussed below.

Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2002, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $139,706,000. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

Standby letters of credit are commitments issued by the Corporation to guarantee the performance of a customer to a third party. At December 31, 2002, the maximum potential amount of undiscounted future payments related to standby letters of credit was $497,000. The Corporation has recorded no liability at December 31, 2002 for the current carrying amount of the obligation to perform as a guarantor. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets.

There were no binding commitments for the origination of mortgage loans intended to be held for sale at December 31, 2002 and 2001.

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

The Corporation’s balance sheet was liability-sensitive at December 31, 2002. A liability-sensitive position means that in gap measurement periods of one year or less there are more liabilities than assets subject to immediate repricing as market rates change. Because immediately rate sensitive interest-bearing liabilities exceed rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

Table 5 presents information about the periods in which the interest-sensitive assets and liabilities at December 31, 2002 will either mature or be subject to repricing in accordance with market rates, and the resulting interest-sensitivity gaps. This table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of what the sensitivity will be on other dates. As a simplifying assumption concerning repricing behavior, 50% of the interest-bearing demand, savings and money market deposits are assumed to reprice immediately and 50% are assumed to reprice beyond one year.

Table 5

Interest Rate Sensitivity Analysis

	December 31, 2002
	Rate Maturity In Days			Beyond	Total
	1-90	91-180	181-365	One Year
	(dollars in thousands)
Earning Assets
Loans	$265,675	$13,458	$25,050	$198,159	$502,342
Investment securities	4,182	1,462	921	147,292	153,857
Interest-bearing bank balances	14,819	—	—	—	14,819
Federal funds sold	26,819	—	—	—	26,819

Total earning assets	311,495	14,920	25,971	345,451	697,837

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	42,738	—	—	42,738	85,476
Savings deposits	24,828	—	—	24,828	49,656
Money market deposits	36,069	—	—	36,070	72,139
Time deposits of $100,000 or more	43,544	22,860	25,209	22,163	113,776
Other time deposits	53,590	44,739	60,242	54,430	213,001
Retail repurchase agreements	17,427	—	—	—	17,427
Federal Home Loan Bank advances	—	—	1,048	52,340	53,388
Other borrowed funds	—	—	1,100	9,900	11,000

Total interest-bearing liabilities	218,196	67,599	87,599	242,469	615,863

Interest Sensitivity Gap	$93,299	$(52,679)	$(61,628)	$102,982	$81,974

Cumulative gap	$93,299	$40,620	$(21,008)	$81,974	$81,974
Ratio of interest-sensitive assets to interest-sensitive liabilities	143%	22%	30%	142%	113%

Market Risk

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

The Corporation’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The structure of the Corporation’s loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. The Corporation does not maintain a trading account nor is the Corporation subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the Corporation’s asset/liability management function, which is discussed in “Asset/Liability Management and Interest Rate Sensitivity” above.

Table 6 presents information about the contractual maturities, average interest rates and estimated fair values of financial instruments considered market risk sensitive at December 31, 2002.

Table 6

Market Risk Analysis of Financial Instruments

	Contractual Maturities at December 31, 2002							Average Interest Rate (1)	Estimated Fair Value
	2003	2004	2005	2006	2007	Beyond Five Years	Total
	(dollars in thousands)
Financial Assets
Debt securities (2)	$2,333	$2,226	$4,864	$2,889	$7,585	$125,826	$145,723	6.16%	$149,811
Loans (3):
Fixed rate	42,980	24,599	24,516	20,452	26,349	74,642	213,538	7.97	234,712
Variable rate	96,465	37,940	36,306	18,655	34,287	65,151	288,804	5.86	286,795
Interest-bearing bank balances	—	—	—	—	—	—	14,819	1.00	14,819
Federal funds sold	—	—	—	—	—	—	26,819	1.13	26,819

Total	$141,778	$64,765	$65,686	$41,996	$68,221	$265,619	$689,703	6.29	$712,956

Financial Liabilities
Interest-bearing demand deposits	$—	$—	$—	$—	$—	$—	$85,476.62		$85,476
Savings deposits	—	—	—	—	—	—	49,656.82		49,656
Money market deposits	—	—	—	—	—	—	72,139	1.49	72,139
Time deposits:
Fixed rate	239,161	28,967	17,982	13,675	13,666	—	313,451	2.97	320,783
Variable rate	8,400	3,949	528	449	—	—	13,326	4.43	13,626
Retail repurchase agreements	—	—	—	—	—	—	17,427	1.25	17,427
Federal Home Loan Bank advances	1,048	2,097	2,097	—	—	48,146	53,388	4.52	61,693
Other borrowed funds	1,100	1,100	1,100	1,100	1,100	5,500	11,000	3.56	11,121

Total	$249,709	$36,113	$21,707	$15,224	$14,766	$53,646	$615,863	2.42	$631,921

(1)	The average interest rate related to debt securities is stated on a fully taxable equivalent basis, assuming a 34% federal income tax rate and applicable state income tax rate, reduced by the nondeductible portion of interest expense.

(2)	Debt securities are reported on the basis of amortized cost. Mortgage-backed securities which have monthly curtailments of principal are categorized by final maturity.

(3)	Nonaccrual loans are included in the balance of loans. The allowance for loan losses is excluded.

Capital Adequacy

Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders’ equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution’s ongoing trading activities. At December 31, 2002, FNB Corp. and each of the subsidiary banks were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital. Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%. At December 31, 2002, FNB Corp. had a total capital ratio of 12.02% and a Tier 1 capital ratio of 10.86%. First National Bank and Rowan Bank had total capital ratios of 13.55% and 13.60%, respectively, and Tier 1 capital ratios of 12.43% and 12.35%.

The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At December 31, 2002, FNB Corp. had a leverage capital ratio of 7.89%. First National Bank and Rowan Bank had leverage capital ratios of 9.19% and 8.11%, respectively.

First National Bank and Rowan Bank are also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, a bank must have a minimum ratio for total capital of 10.00%, for Tier 1 capital of 6.00% and for leverage capital of 5.00%. As noted above, both First National Bank and Rowan Bank met all of those ratio requirements at December 31, 2002 and, accordingly, are well-capitalized under the regulatory framework for prompt corrective action.

Balance Sheet Review

Largely reflecting the acquisition of Rowan Bank on August 1, 2002 as discussed in the “Overview”, asset growth was much higher in 2002 than in 2001. Total assets increased $160,628,000 or 27.1% in 2002 compared to $28,103,000 or 5.0% in 2001. Deposits grew $112,124,000 or 23.3% and $7,782,000 or 1.6%, respectively, in the same periods. The level of total assets was affected in both 2002 and 2001 by advances from the Federal Home Loan Bank to First National Bank, which increased by $15,000,000 in each year. Additionally, the level of Federal Home Loan Bank advances at December 31, 2002 was further increased by advances totaling $8,388,000 which resulted from the Rowan Bank acquisition. Retail repurchase agreements increased $2,615,000 in 2002 following a $3,611,000 increase in 2001. The average asset growth rates were 12.6% in 2002 and 7.7% in 2001. The corresponding average deposit growth rates were 10.1% and 5.3%.

Certain balance sheet restructuring matters are discussed in the “Overview”.

Investment Securities

Investments are carried on the consolidated balance sheet at estimated fair value for available-for-sale securities and at amortized cost for held-to-maturity securities. Table 7 presents information, on the basis of selected maturities, about the composition of the investment securities portfolio for each of the last three years. As discussed in “Accounting Pronouncement Matters”, on January 1, 2001, the Corporation transferred all of its securities from the held-to-maturity portfolio to the available-for-sale portfolio in connection with the adoption of Statement of Financial Accounting Standards No. 133. In 2002, certain new purchases of debt securities were classified as held-to-maturity securities.

Table 7

Investment Securities Portfolio Analysis

	December 31
	2002			2001	2000
	Amortized Cost	Estimated Fair Value	Taxable Equivalent Yield (1)	Carrying Value	Carrying Value
	(dollars in thousands)
Available for Sale
U.S. Treasury:
Within one year	$—	$—	—%	$—	$753

U.S. Government agencies and corporations:
Within one year	500	518	5.92	1,021	3,240
One to five years	6,275	6,466	5.24	2,909	25,975
Five to ten years	57,701	59,225	5.99	81,072	38,563
Over ten years	26,774	27,555	6.40	45,782	1,494

Total	91,250	93,764	6.06	130,784	69,272

Mortgage-backed securities	1,030	1,039	6.47	341	—

State, county and municipal:
Within one year	1,296	1,312	7.49	1,130	—
One to five years	4,283	4,563	7.91	4,471	—
Five to ten years	10,300	10,912	7.84	10,556	—
Over ten years	9,237	9,417	6.99	9,067	—

Total	25,116	26,204	7.53	25,224	—

Other debt securities:
Within one year	500	507	6.48	—	—
One to five years	—	—	—	521	—
Five to ten years	1,036	1,150	6.74	504	—
Over ten years	2,070	2,304	9.88	2,770	—

Total	3,606	3,961	8.64	3,795	—

Total debt securities	121,002	124,968	6.44	160,144	70,025
Equity securities	4,149	4,168		3,006	2,998

Total available-for-sale securities	$125,151	$129,136		$163,150	$73,023

Held to Maturity
U.S. Government agencies and corporations:
Within one year	$—	$—	—	$—	$3,499
One to five years	7,000	7,052	4.03	—	28,190
Five to ten years	13,996	14,101	4.75	—	4,400

Total	20,996	21,153	4.51	—	36,089

Mortgage-backed securities	—	—	—	—	483

State, county and municipal:
Within one year	—	—	—	—	1,092
One to five years	—	—	—	—	4,483
Five to ten years	483	473	5.65	—	7,637
Over ten years	3,242	3,217	6.32	—	6,523

Total	3,725	3,690	6.24	—	19,735

Other debt securities:
Within one year	—	—	—	—	—
One to five years	—	—	—	—	499
Five to ten years	—	—	—	—	492
Over ten years	—	—	—	—	2,063

Total	—	—	—	—	3,054

Total held-to-maturity securities	$24,721	$24,843	4.77	$—	$59,361

(1)	Yields are stated on a fully taxable equivalent basis, assuming a 34% federal income tax rate and applicable state income tax rate, reduced by the nondeductible portion of interest expense.

Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. In general, because of economic and interest rate uncertainties in 2002, a higher than normal level of the proceeds from investment maturities and calls were held in a liquid status at December 31, 2002, leading to a $9,293,000 or 5.7% reduction in the level of investment securities. In 2001, since there was growth in total assets but a decrease in loans outstanding, the level of investment securities was increased $30,766,000 or 23.2%. This growth in investment securities also related to certain balance sheet strategies, including a restructuring project that commenced in the 2000 fourth quarter (see “Overview”) whereby certain loans were sold with the reinvestment of such funds planned for other asset categories including investment securities. Additionally, the funds obtained from advances totaling $15,000,000 from the Federal Home Loan Bank in 2001 were primarily utilized for the purchase of investment securities. Investable funds not otherwise utilized are temporarily invested on an overnight basis as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs. As noted above, the level of funds temporarily invested as federal funds sold or as interest-bearing balances at other banks was higher than normal at December 31, 2002.

Loans

The Corporation’s primary source of revenue and largest component of earning assets is the loan portfolio. Due primarily to the acquisition of Rowan Bank on August 1, 2002 as discussed in the “Overview”, loans increased $110,710,000 or 28.3% in 2002 after experiencing a decrease of $4,105,000 or 1.0% in 2001. Average loans increased $40,926,000 or 10.5% and $5,828,000 or 1.5%, respectively. The ratio of average loans to average deposits increased from 81.7% in 2001 to 82.0% in 2002. The ratio of loans to deposits at December 31, 2002 was 84.8%.

Table 8 sets forth the major categories of loans for each of the last five years. The maturity distribution and interest rate sensitivity of selected loan categories at December 31, 2002 are presented in Table 9.

Table 8

Loan Portfolio Composition

	December 31
	2002		2001		2000		1999		1998
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Commercial and agricultural	$198,085	39.6	$177,577	46.9	$160,057	41.5	$125,331	34.7	$99,055	32.0
Real estate—construction	29,553	5.9	11,249	3.0	5,734	1.5	5,472	1.5	8,056	2.6
Real estate—mortgage:
1-4 family residential	188,764	37.8	146,347	38.6	165,057	42.8	170,577	47.3	151,552	49.0
Commercial and other	59,760	12.0	15,269	4.0	16,050	4.2	22,214	6.2	21,423	6.9
Consumer	21,550	4.3	20,978	5.5	25,290	6.5	30,340	8.4	29,477	9.5
Leases	1,843.4		7,376	2.0	13,679	3.5	6,832	1.9	—	—

Loans held for investment	499,555	100.0	378,796	100.0	385,867	100.0	360,766	100.0	309,563	100.0

Loans held for sale	2,787		12,836		9,870		74		5,276

Gross loans	$502,342		$391,632		$395,737		$360,840		$314,839

Table 9

Selected Loan Maturities

	December 31, 2002
	One Year or Less	One to Five Years	Over Five Years	Total
	(in thousands)
Commercial and agricultural	$57,864	$104,079	$36,142	$198,085
Real estate—construction	23,398	4,570	1,585	29,553

Total selected loans	$81,262	$108,649	$37,727	$227,638

Sensitivity to rate changes:
Fixed interest rates	$20,792	$39,936	$10,946	$71,674
Variable interest rates	60,470	68,713	26,781	155,964

Total	$81,262	$108,649	$37,727	$227,638

While the level of the entire loan portfolio has been adversely impacted for an extended period by the general slowdown of the economy, the portfolios related to commercial and agricultural loans, construction loans and commercial and other real estate loans experienced gains in 2002, exclusive of the initial impact of the Rowan Bank acquisition on August 1, 2002. The balance of the 1-4 family residential mortgage loan portfolio, exclusive of the initial impact of the Rowan Bank acquisition, has been negatively affected by the high level of refinancing activity, especially since certain loans previously included in the “held for investment” category were refinanced and subsequently sold.

Asset Quality

Management considers the asset quality of the subsidiary banks to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. As part of the loan review function, a third party assessment group is employed to review the underwriting documentation and risk grading analysis.

In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to a review of individual loans, historical loan loss experience, the value and adequacy of collateral, and economic conditions in the market areas of the subsidiary banks. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses of each of the subsidiary banks. Such agencies may require the subsidiary banks to recognize changes to the allowance based on their judgments about information available to them at the time of their examinations. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance.

At December 31, 2002, the subsidiary banks had impaired loans which totaled $3,211,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $1,401,000. At December 31, 2001, First National Bank had impaired loans which totaled $512,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $155,000.

A model that considers both allocated and unallocated components of the allowance for loan losses is used on a quarterly basis to analyze the adequacy of the allowance to absorb probable losses inherent in the loan portfolio. Homogeneous pools of loans are segregated, and classifications of individual loans within certain of these pools are identified using risk grades derived from regulatory guidelines. Allocations of estimated reserves are assigned to the most adversely classified loans based upon an individual analysis of present-value repayment and/or liquidation projections of each loan. The reserve is allocated to each pool, and remaining classifications within pools, based upon a two-year historical loss ratio of First National Bank, concentrations within industries, economic and industry-specific trends, portfolio trends, and other subjective factors. An additional portion of the reserve is unallocated to any specific portion of the loan portfolio, and is based upon the mix and weight of the several homogeneous pools. The determination within the allowance model of allocated and unallocated components is not necessarily indicative of future losses or allocations. The entire balance of the allowance for loan losses is available to absorb losses in the loan portfolio.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.22% at December 31, 2002, 1.17% at December 31, 2001 and 1.13% at December 31, 2000. The increase in the allowance percentage from December 31, 2000 to December 31, 2001 related primarily to asset quality considerations and increases in historical charge-off trends, while the increase from December 31, 2001 to December 31, 2002 related to the same factors and additionally to general economic conditions.

Management believes the allowance for loan losses of $6,109,000 at December 31, 2002 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Corporation.

Table 10 presents an analysis of the changes in the allowance for loan losses and of the level of nonperforming assets for each of the last five years. Information about management’s allocation of the allowance for loan losses by loan category is presented in Table 11.

Table 10

Allowance for Loan Losses and Nonperforming Assets

	2002	2001	2000	1999	1998
	(dollars in thousands)
Allowance for Loan Losses
Balance at beginning of year	$4,417	$4,352	$3,289	$2,954	$2,694
Charge-offs:
Commercial and agricultural	502	152	603	49	9
Real estate—construction	—	—	—	—	—
Real estate—mortgage	101	10	21	2	—
Consumer	538	395	277	306	387
Leases	243	702	12	—	—

Total charge-offs	1,384	1,259	913	357	396

Recoveries:
Commercial and agricultural	116	63	117	16	16
Real estate—construction	—	—	—	—	—
Real estate—mortgage	1	8	6	—	—
Consumer	76	96	130	138	158
Leases	64	—	—	—	—

Total recoveries	257	167	253	154	174

Net loan charge-offs	1,127	1,092	660	203	222
Provision for loan losses (1)	1,780	1,200	1,802	511	482
Purchase accounting acquisition	1,039	—	—	—	—
Allowance adjustment for loans sold	—	(43)	(79)	—	—
Adjustment to conform fiscal periods	—	—	—	27	—

Balance at end of year	$6,109	$4,417	$4,352	$3,289	$2,954

Nonperforming Assets, at end of year
Nonaccrual loans	$4,944	$4,144	$1,478	$1,602	$855
Accruing loans past due 90 days or more	1,268	609	367	298	263

Total nonperforming loans	6,212	4,753	1,845	1,900	1,118
Foreclosed assets	61	123	33	3	—
Other real estate owned	414	758	163	423	20

Total nonperforming assets	$6,687	$5,634	$2,041	$2,326	$1,138

Ratios
Net loan charge-offs to average loans	.26%	.28%	.17%	.06%	.07%
Net loan charge-offs to allowance for loan losses	18.45	24.72	15.17	6.17	7.52
Allowance for loan losses to loans held for investment	1.22	1.17	1.13	.91	.95
Total nonperforming loans to loans held for investment	1.24	1.25	.48	.53	.36

(1)	Approximately $450,000 of the total provision for loan losses in 2000 was related to aligning the credit risk methodologies of FNB Corp. and Carolina Fincorp, Inc.

Table 11

Allocation of Allowance For Loan Losses

	December 31
	2002	2001	2000	1999	1998
	(in thousands)
Commercial and agricultural	$2,939	$1,590	$1,714	$1,070	$821
Real estate—construction	128	15	21	14	31
Real estate—mortgage	1,539	776	982	735	643
Consumer	911	934	1,076	1,023	1,027
Leases	194	734	201	58	—
Unallocated	398	368	358	389	432

Total allowance for loan losses	$6,109	$4,417	$4,352	$3,289	$2,954

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

In addition to the acquisition of Rowan Bank on August 1, 2002 as discussed in the “Overview”, the level and mix of deposits has been specifically affected by the following factors. Money market deposits and interest-bearing demand deposits, excluding the amount of Rowan Bank deposits initially added on August 1, 2002, had the most significant growth of the deposit components in 2002, increasing $23,266,000 and $15,779,000, respectively. By similar comparison, time deposits, reflecting the effect of deposit maturities related to prior promotions for premium-rate certificates of deposit, decreased $34,998,000 in 2002. In 2001, money market deposits, which increased $10,969,000, were the most significant factor resulting in the gain in deposits, while time deposits decreased by $9,079,000. Further, the level of time deposits obtained from governmental units fluctuates, amounting to $42,323,000, $53,573,000, and $46,800,000 at December 31, 2002, 2001 and 2000, respectively.

Table 12 shows the year-end and average deposit balances for the years 2002, 2001 and 2000 and the changes in 2002 and 2001.

Table 12

Analysis of Deposits

	2002			2001			2000
		Change from Prior Year			Change from Prior Year
	Balance	Amount	%	Balance	Amount	%	Balance
	(dollars in thousands)
Year-End Balances
Interest-bearing deposits:
Demand deposits	$85,476	$26,269	44.4	$59,207	$2,726	4.8	$56,481
Savings deposits	49,656	15,237	44.3	34,419	(22)	(.1)	34,441
Money market deposits	72,139	25,269	53.9	46,870	10,969	30.6	35,901

Total	207,271	66,775	47.5	140,496	13,673	10.8	126,823
Certificates and other time deposits	326,777	36,132	12.4	290,645	(9,079)	(3.0)	299,724

Total interest-bearing deposits	534,048	102,907	23.9	431,141	4,594	1.1	426,547
Noninterest-bearing demand deposits	58,306	9,217	18.8	49,089	3,188	6.9	45,901

Total deposits	$592,354	$112,124	23.3	$480,230	$7,782	1.6	$472,448

Average Balances
Interest-bearing deposits:
Demand deposits	$67,809	$12,153	21.8	$55,656	$(1,676)	(2.9)	$57,332
Savings deposits	41,216	6,865	20.0	34,351	(1,493)	(4.2)	35,844
Money market deposits	59,223	16,337	38.1	42,886	8,088	23.2	34,798

Total	168,248	35,355	26.6	132,893	4,919	3.8	127,974
Certificates and other time deposits	304,147	4,360	1.5	299,787	20,201	7.2	279,586

Total interest-bearing deposits	472,395	39,715	9.2	432,680	25,120	6.2	407,560
Noninterest-bearing demand deposits	54,471	8,459	18.4	46,012	(847)	(1.8)	46,859

Total deposits	$526,866	$48,174	10.1	$478,692	$24,273	5.3	$454,419

Business Development Matters

As discussed in the “Overview” and in Note 2 to Consolidated Financial Statements, the Corporation completed a merger on April 10, 2000 for the acquisition of Carolina Fincorp, Inc., holding company for Richmond Savings Bank, Inc., SSB, headquartered in Rockingham, North Carolina, in a transaction accounted for as a pooling of interests.

As also discussed in the “Overview” and in Note 2 to Consolidated Financial Statements, the Corporation completed a merger on August 1, 2002 for the acquisition of Rowan Bancorp, Inc., holding company for Rowan Savings Bank SSB, Inc., headquartered in China Grove, North Carolina, in a transaction accounted for using the purchase method of accounting for business combinations.

As further discussed in the “Overview” and in Note 2 to Consolidated Financial Statements, on February 20, 2003, the Corporation entered into a definitive merger agreement to acquire Dover Mortgage Company (“Dover”), headquartered in Charlotte, North Carolina. Under the terms of the agreement, Dover will be merged with a wholly-owned subsidiary of FNB Corp. formed for the purposes of effecting the merger. Dover will then become a separate subsidiary of FNB Corp. The merger is anticipated to close early in the second quarter of 2003.

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

Accounting Pronouncement Matters

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Also, SFAS No. 142 requires that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. Those costs include, but are not limited to, the following: (a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits), (b) costs to terminate a contract that is not a capital lease and (c) costs to consolidate facilities or relocate employees. SFAS No. 146 does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, “Accounting for Asset Retirement Obligations”. A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The impact of adoption on the Corporation is not known at this time.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, “Acquisitions of Certain Financial Institutions” (“SFAS No. 147”), which brings all business combinations involving financial institutions, except mutuals, into the scope of SFAS No. 141. SFAS No. 147 requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with SFAS No. 141 and the related intangibles accounted for in accordance with SFAS No. 142. SFAS No. 147 removes such acquisitions from the scope of SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”, which was adopted in February 1983 to address financial institutions acquisitions during a period when many of such acquisitions involved “troubled” institutions. SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions. SFAS No. 147 is generally effective immediately and provides guidance with respect to amortization and impairment of intangibles recognized in connection with acquisitions previously within the scope of SFAS No. 72. The Corporation adopted the provisions of SFAS No. 147 with no effect on its consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosure about the effects of reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. These provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. Finally, SFAS No. 148 amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. The Corporation has adopted the disclosure provisions.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FASB Interpretation No. 45”), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FASB Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FASB Interpretation No. 45 issued or modified after December 31, 2002. The Corporation issues standby letters of credit whereby the Corporation guarantees performance if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. Information concerning standby letters of credit is presented in “Commitments, Contingencies and Off-Balance Sheet Risk” and in Note 18 to Consolidated Financial Statements.

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (FASB Interpretation No. 46”), which addresses consolidation by business enterprises of variable interest entities. Under FASB Interpretation No. 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity, and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity’s obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditors (or beneficial interest holders) of a consolidation variable interest entity to the general credit of the primary beneficiary. FASB Interpretation No. 46 is effective for the first fiscal year or interim period beginning after June 15, 2003. The impact of adoption on the Corporation is not known at this time.

Effects of Inflation

The operations of the subsidiary banks and therefore of the Corporation are subject to the effects of inflation through interest rate fluctuations and changes in the general price level of noninterest operating expenses. Such costs as salaries, fringe benefits and utilities have tended to increase at a rate comparable to or even greater than the general rate of inflation. Broadly speaking, all operating expenses have risen to higher levels as inflationary pressures have increased. Management has responded to this situation by evaluating and adjusting fees charged for specific services and by emphasizing operating efficiencies.

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

Cautionary Statement for Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as “believes”, “expects”, “plans”, “projects”, “goals”, “estimates”, “may”, “could”, “should”, or “anticipates” or the negative thereof or other variations thereon of comparable terminology, or by discussions of strategy that involve risks and uncertainties. In addition, from time to time, the Corporation or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Corporation with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Corporation. Forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Corporation wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect the Corporation’s actual results, causing actual results to differ materially from those in any forward-looking statement. These factors include: (i) expected cost savings from the Corporation’s acquisitions described in the Overview may not materialize within the expected time frame, (ii) revenues following the acquisitions may not meet expectations, (iii) costs or difficulties related to the integration of the businesses of the companies acquired may be greater than anticipated, (iv) competitive pressure in the banking industry or in the Corporation’s markets may increase significantly, (v) changes in the interest rate environment may reduce margins, (vi) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration, (vii) changes may occur in banking legislation and in the environment, (viii) changes may occur in general business conditions and inflation and (ix) changes may occur in the securities markets.

Table 13

Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	(in thousands, except per share data)
2002
Interest income	$ 9,302	$ 9,281	$10,269	$10,600
Interest expense	3,534	3,252	3,593	3,735

Net interest income	5,768	6,029	6,676	6,865
Provision for loan losses	510	530	285	455

Net interest income after provision for loan losses	5,258	5,499	6,391	6,410
Noninterest income	1,688	1,685	2,186	2,709
Noninterest expense	4,425	4,550	5,277	5,888

Income before income taxes	2,521	2,634	3,300	3,231
Income taxes	716	760	1,007	1,003

Net income	$ 1,805	$ 1,874	$ 2,293	$ 2,228

Per share data:
Net income:
Basic	$ .38	$ .39	$ .45	$ .41
Diluted	.37	.38	.43	.40
Cash dividends declared	.14	.14	.14	.16
Common stock price (1):
High	15.45	17.80	17.75	20.18
Low	13.75	15.20	15.60	14.71

2001
Interest income	$10,677	$10,519	$10,269	$ 9,795
Interest expense	5,769	5,565	5,015	4,143

Net interest income	4,908	4,954	5,254	5,652
Provision for loan losses	120	165	205	710

Net interest income after provision for loan losses	4,788	4,789	5,049	4,942
Noninterest income	1,426	1,488	1,453	1,533
Noninterest expense	3,839	4,071	4,097	4,070

Income before income taxes	2,375	2,206	2,405	2,405
Income taxes	693	608	685	677

Net income	$ 1,682	$ 1,598	$ 1,720	$ 1,728

Per share data:
Net income:
Basic	$ .33	$ .32	$ .34	$ .36
Diluted	.33	.31	.34	.35
Cash dividends declared	.12	.12	.12	.17
Common stock price (1):
High	15.00	14.90	15.75	15.99
Low	11.88	12.00	13.65	13.85

(1)	FNB Corp. common stock is traded on the Nasdaq National Market under the symbol FNBN. At December 31, 2002, there were 2,003 shareholders of record.

INDEPENDENT AUDITORS’ REPORT

THE BOARD OF DIRECTORS

FNB Corp.

We have audited the accompanying consolidated balance sheets of FNB Corp. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNB Corp. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Greenville, South Carolina

March 7, 2003

FNB CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2002	2001
	(in thousands, except share data)
Assets
Cash and due from banks	$15,944	$13,490
Interest-bearing bank balances	14,819	—
Federal funds sold	26,819	127
Investment securities:
Available for sale, at estimated fair value (amortized cost of $125,151 in 2002 and $161,685 in 2001)	129,136	163,150
Held to maturity (estimated fair value of $24,843 in 2002)	24,721	—
Loans:
Loans held for sale	2,787	12,836
Loans held for investment	499,555	378,796
Less allowance for loan losses	(6,109)	(4,417)

Net loans	496,233	387,215

Premises and equipment, net	14,071	10,268
Goodwill	12,601	—
Other assets	20,026	19,492

Total Assets	$754,370	$593,742

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$58,306	$49,089
Interest-bearing deposits:
Demand, savings and money market deposits	207,271	140,496
Time deposits of $100,000 or more	113,776	109,187
Other time deposits	213,001	181,458

Total deposits	592,354	480,230
Retail repurchase agreements	17,427	14,812
Federal Home Loan Bank advances	53,388	30,000
Federal funds purchased	—	6,000
Other borrowed funds	11,000	—
Other liabilities	7,111	6,793

Total Liabilities	681,280	537,835

Shareholders’ equity:
Preferred stock, $10.00 par value; authorized 200,000 shares, none issued	—	—
Common stock, $2.50 par value; authorized 10,000,000 shares, issued 5,416,731 shares in 2002 and 4,763,261 shares in 2001	13,542	11,908
Surplus	8,823	—
Retained earnings	48,095	43,032
Accumulated other comprehensive income	2,630	967

Total Shareholders’ Equity	73,090	55,907

Total Liabilities and Shareholders’ Equity	$754,370	$593,742

Commitments (Note 18)

See accompanying notes to consolidated financial statements.

FNB CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
	2002	2001	2000
	(in thousands, except share and per share data)
Interest Income
Interest and fees on loans	$29,658	$31,872	$34,241
Interest and dividends on investment securities:
Taxable income	8,368	8,203	6,331
Non-taxable income	1,189	986	981
Other interest income	237	199	383

Total interest income	39,452	41,260	41,936

Interest Expense
Deposits	11,909	18,753	19,501
Retail repurchase agreements	259	419	516
Federal Home Loan Bank advances	1,784	1,273	819
Federal funds purchased	10	47	72
Other borrowed funds	152	—	—

Total interest expense	14,114	20,492	20,908

Net Interest Income	25,338	20,768	21,028
Provision for loan losses	1,780	1,200	1,802

Net Interest Income After Provision for Loan Losses	23,558	19,568	19,226

Noninterest Income
Service charges on deposit accounts	3,740	2,537	2,236
Annuity and brokerage commissions	401	271	414
Cardholder and merchant services income	740	609	524
Other service charges, commissions and fees	914	720	674
Bank owned life insurance	617	638	12
Net gain on sales of loans	1,631	831	153
Other income	225	294	488

Total noninterest income	8,268	5,900	4,501

Noninterest Expense
Personnel expense	11,488	9,137	8,534
Occupancy expense	1,050	824	835
Furniture and equipment expense	1,660	1,423	1,709
Data processing services	1,003	703	831
Merger related expenses	—	—	2,796
Other expense	4,939	3,990	3,792

Total noninterest expense	20,140	16,077	18,497

Income Before Income Taxes	11,686	9,391	5,230
Income taxes	3,486	2,663	1,714

Net Income	$8,200	$6,728	$3,516

Net income per common share:
Basic	$1.63	$1.35	$.70
Diluted	$1.58	$1.32	$.69
Weighted average number of shares outstanding:
Basic	5,022,397	4,988,084	5,035,529
Diluted	5,195,872	5,080,767	5,077,937

See accompanying notes to consolidated financial statements.

FNB CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					ESOP and Restricted Stock Plans	Accumulated Other Comprehensive Income (Loss)

	Common Stock			Retained Earnings
	Shares	Amount	Surplus				Total
	(in thousands, except share data)
Balance, December 31, 1999	5,139,520	$12,849	$4,131	$39,158	$(2,092)	$(1,978)	$52,068
Comprehensive income:
Net income	—	—	—	3,516	—	—	3,516
Other comprehensive income:
Unrealized securities gains, net of income taxes of $834	—	—	—	—	—	1,615	1,615

Total comprehensive income							5,131

Cash dividends declared, $.51 per share	—	—	—	(2,674)	—	—	(2,674)
Cash paid for fractional shares in merger	(122)	—	(1)	—	—	—	(1)
ESOP and restricted stock plan transactions:
Termination of plans	(93,113)	(233)	(1,342)	—	1,960	—	385
Other transactions	—	—	(17)	—	132	—	115
Common stock issued through:
Dividend reinvestment plan	4,701	12	39	—	—	—	51
Stock option plan	15,355	38	114	—	—	—	152
Common stock repurchased	(6,700)	(17)	(88)	—	—	—	(105)

Balance, December 31, 2000	5,059,641	12,649	2,836	40,000	—	(363)	55,122

Comprehensive income:
Net income	—	—	—	6,728	—	—	6,728
Other comprehensive income:
Unrealized securities gains, net of income taxes of $684	—	—	—	—	—	1,330	1,330

Total comprehensive income							8,058

Cash dividends declared, $.53 per share	—	—	—	(2,618)	—	—	(2,618)
Common stock issued through:
Stock option plan	24,461	61	189	—	—	—	250
Common stock repurchased	(320,841)	(802)	(3,025)	(1,078)	—	—	(4,905)

Balance, December 31, 2001	4,763,261	11,908	—	43,032	—	967	55,907

Comprehensive income:
Net income	—	—	—	8,200	—	—	8,200
Other comprehensive income:
Unrealized securities gains, net of income taxes of $857	—	—	—	—	—	1,663	1,663

Total comprehensive income							9,863

Cash dividends declared, $.58 per share	—	—	—	(2,956)	—	—	(2,956)
Common stock issued through:
Stock option plan	108,754	272	365	—	—	—	637
Merger acquisition of subsidiary bank	603,859	1,510	7,584	—	—	—	9,094
Other merger consideration for fair value of stock options assumed	—	—	1,531				1,531
Common stock repurchased	(59,143)	(148)	(657)	(181)	—	—	(986)

Balance, December 31, 2002	5,416,731	$13,542	$8,823	$48,095	$—	$2,630	$73,090

See accompanying notes to consolidated financial statements.

FNB CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2002	2001	2000
	(in thousands)
Operating Activities
Net income	$8,200	$6,728	$3,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,382	1,144	1,465
Provision for loan losses	1,780	1,200	1,802
Deferred income taxes	(192)	20	(398)
Deferred loan fees and costs, net	12	110	(22)
Premium amortization and discount accretion of investment securities, net	70	(20)	47
ESOP and restricted stock plan expenses	—	—	500
Amortization of intangibles	30	9	14
Net decrease (increase) in loans held for sale	10,049	(2,966)	11,142
Decrease (increase) in other assets	877	(931)	631
Increase (decrease) in other liabilities	(2,302)	(452)	2,057

Net Cash Provided by Operating Activities	19,906	4,842	20,754

Investing Activities
Available-for-sale securities:
Proceeds from sales	2,060	—	77
Proceeds from maturities and calls	105,020	131,739	2,250
Purchases	(65,682)	(160,460)	(11,761)
Held-to-maturity securities:
Proceeds from maturities and calls	—	—	2,434
Purchases	(24,721)	—	(3,117)
Net decrease (increase) in loans held for investment	(27,341)	5,063	(47,948)
Purchases of premises and equipment	(2,092)	(1,818)	(922)
Net cash received in merger acquisition of subsidiary bank	6,885	—	—
Purchases of life insurance contracts	—	—	(10,000)
Other, net	(34)	(373)	(108)

Net Cash Used in Investing Activities	(5,905)	(25,849)	(69,095)

Financing Activities
Net increase in deposits	11,132	7,782	45,438
Increase in retail repurchase agreements	2,081	3,611	534
Increase in Federal Home Loan Bank advances	15,000	15,000	—
Increase (decrease) in federal funds purchased	(6,000)	1,250	(2,985)
Increase in other borrowed funds	11,000	—	—
Common stock issued	637	250	203
Common stock repurchased	(986)	(4,905)	(105)
Cash dividends and fractional shares paid	(2,900)	(2,566)	(2,465)

Net Cash Provided by Financing Activities	29,964	20,422	40,620

Net Increase (Decrease) in Cash and Cash Equivalents	43,965	(585)	(7,721)
Cash and cash equivalents at beginning of year	13,617	14,202	21,923

Cash and Cash Equivalents at End of Year	$57,582	$13,617	$14,202

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$15,197	$21,502	$19,333
Income taxes	3,733	2,994	1,879
Noncash transactions:
Transfer of held-to-maturity securities to available-for-sale securities	—	59,361	—
Loans held for investment transferred to loans held for sale	—	—	20,938
Foreclosed loans transferred to other real estate	539	673	1,173
Unrealized securities gains, net of income taxes	1,663	1,330	1,615
Merger acquisition of subsidiary bank:
Fair value of assets acquired	134,208	—	—
Fair value of common stock issued and stock options assumed	10,625	—	—
Cash paid	11,205	—	—

Liabilities assumed	112,378	—	—

See accompanying notes to consolidated financial statements.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations/Consolidation

FNB Corp. is a multi-bank holding company whose wholly owned subsidiaries are the First National Bank and Trust Company (“First National Bank”) and Rowan Savings Bank SSB, Inc. (“Rowan Bank”). First National Bank and Rowan Bank are collectively referred to as the “subsidiary banks”. First National Bank has one wholly owned subsidiary, First National Investor Services, Inc. Through its subsidiaries, FNB Corp. offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers primarily in the region of North Carolina that includes Chatham, Montgomery, Moore, Randolph, Richmond, Rowan and Scotland counties.

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

Recently Adopted Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Also, SFAS No. 142 requires that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. Those costs include, but are not limited to, the following: (a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits), (b) costs to terminate a contract that is not a capital lease and (c) costs to consolidate facilities or relocate employees. SFAS No. 146 does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, “Accounting for Asset Retirement Obligations”. A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The impact of adoption on the Corporation is not known at this time.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, “Acquisitions of Certain Financial Institutions” (“SFAS No. 147”), which brings all business combinations involving financial institutions, except mutuals, into the scope of SFAS No. 141. SFAS No. 147 requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with SFAS No. 141 and the related intangibles accounted for in accordance with SFAS No. 142. SFAS No. 147 removes such acquisitions from the scope of SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”, which was adopted in February 1983 to address financial institutions acquisitions during a period when many of such acquisitions involved “troubled” institutions. SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions. SFAS No. 147 is generally effective immediately and provides guidance with respect to amortization and impairment of intangibles recognized in connection with acquisitions previously within the scope of SFAS No. 72. The Corporation adopted the provisions of SFAS No. 147 with no effect on its consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosure about the effects of reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. These provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. Finally, SFAS No. 148 amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. The Corporation has adopted the disclosure provisions.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FASB Interpretation No. 45”), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FASB Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FASB Interpretation No. 45 issued or modified after December 31, 2002. The Corporation issues standby letters of credit whereby the Corporation guarantees performance if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. See Note 18.

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (FASB Interpretation No. 46”), which addresses consolidation by business enterprises of variable interest entities. Under FASB Interpretation No. 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity, and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity’s obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditors (or beneficial interest holders) of a consolidation variable interest entity to the general credit of the primary beneficiary. FASB Interpretation No. 46 is effective for the first fiscal year or interim period beginning after June 15, 2003. The impact of adoption on the Corporation is not known at this time.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Business Combinations

For all business combination transactions initiated after June 30, 2001, the purchase method of accounting has been used, and accordingly, the assets and liabilities of the acquired company have been recorded at their estimated fair values as of the merger date. The fair values are subject to adjustment as information relative to the fair values as of the acquisition date becomes available. The Corporation uses an allocation period, not to exceed one year, to identify and quantify the fair value of the assets acquired and liabilities assumed in business combinations accounted for as purchases. The consolidated financial statements include the results of operations of any acquired company since the acquisition date. Prior information has been restated to reflect the acquisition of Carolina Fincorp, Inc. in 2000, which was accounted for as a pooling of interests.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Investment Securities

Investment securities are categorized and accounted for as follows:

•	Held-to-maturity securities—Debt securities that the Corporation has the positive intent and ability to hold to maturity are reported at amortized cost.

•	Trading securities—Debt and equity securities bought and held principally for the purpose of being sold in the near future are reported at fair value, with unrealized gains and losses included in earnings.

•	Available-for-sale securities—Debt and equity securities not classified as either held-to-maturity securities or trading securities are reported at fair value, with unrealized gains and losses, net of related tax effect, included as an item of other comprehensive income and reported as a separate component of shareholders’ equity.

The Corporation intends to hold its securities classified as available-for-sale securities for an indefinite period of time but may sell them prior to maturity. All other securities, which the Corporation has the positive intent and ability to hold to maturity, are classified as held-to-maturity securities.

A decline, which is deemed to be other than temporary, in the market value of any available-for-sale or held-to-maturity security to a level below cost results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

As permitted in connection with the adoption of SFAS No. 133 on January 1, 2001, as discussed under “Derivatives” below, the Corporation transferred all of its securities from the held-to-maturity portfolio to the available-for-sale portfolio. As of January 1, 2001, the transfer of the securities had a net of tax effect of $242,000 on other comprehensive income.

Interest income on debt securities is adjusted using the level yield method for the amortization of premiums and accretion of discounts. The adjusted cost of the specific security is used to compute gains or losses on the disposition of securities.

Loans

Interest income on loans is generally calculated by using the constant yield method based on the daily outstanding balance. The recognition of interest income is discontinued when, in management’s opinion, the collection of all or a portion of interest becomes doubtful. Loans are returned to accrual status when the factors indicating doubtful collectibility cease to

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

exist and the loan has performed in accordance with its terms for a demonstrated period of time. The past due status of loans is based on the contractual payment terms.

A loan is considered impaired when, based on current information or events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. When the ultimate collectibility of the impaired loan’s principal is doubtful, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are first recorded as recoveries of any amounts previously charged-off and are then applied to interest income, to the extent that any interest has been foregone.

Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income. The premium or discount on purchased loans is amortized over the expected life of the loans and is included in interest and fees on loans.

Residential mortgage loans held for sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements, calculated on the aggregate loan basis.

Allowance for Loan Losses

The allowance for loan losses represents an amount considered adequate to absorb loan losses inherent in the portfolio. Management’s evaluation of the adequacy of the allowance is based on a review of individual loans, historical loan loss experience, the value and adequacy of collateral, and economic conditions in the market areas of the subsidiary banks. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Losses are charged and recoveries are credited to the allowance for loan losses. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses of each of the subsidiary banks. Such agencies may require the subsidiary banks to recognize changes to the allowance based on their judgments about information available to them at the time of their examinations.

Other Real Estate

Other real estate, which is included in other assets on the consolidated balance sheet, represents properties acquired through foreclosure or deed in lieu thereof. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the property is classified as held for sale when the sale is probable and expected to occur within one year. The property is initially carried at the lower of cost or fair value based on recent appraisals, less estimated costs to sell. Declines in the fair value of properties included in other real estate below carrying value are recognized by a charge to income.

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

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Intangible Assets

Intangible assets include goodwill and other identifiable assets, such as core deposit premiums, resulting from acquisitions. Core deposit premiums are amortized over a six-year life using the sum-of-the-years-digits method based upon historical studies of core deposits. Goodwill is not amortized but is tested annually for impairment or at any time an event occurs or circumstances change that may trigger a decline in the value of the reporting unit. Examples of such events or circumstances include adverse changes in legal factors, business climate, unanticipated competition, change in regulatory environment or loss of key personnel.

The Corporation tests for impairment in accordance with SFAS No. 142. Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its implied fair value. The fair value of a reporting unit is computed using one or a combination of the following three methods: income, market value or cost method. The income method uses a discounted cash flow analysis to determine fair value by considering a reporting unit’s capital structure and applying a risk-adjusted discount rate to forecast earnings based on a capital asset pricing model. The market value method uses recent transaction analysis or publicly traded comparable analysis for similar assets and liabilities to determine fair value. The cost method assumes the net assets of a recent business combination accounted for under the purchase method of accounting will be recorded at fair value if no event or circumstance has occurred triggering a decline in the value. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and a second step of impairment test will be performed. In the second step, the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written down to its implied fair value. The loss recognized is limited to the carrying amount of goodwill. Once an impairment loss is recognized, future increases in fair value will not result in the reversal of previously recognized losses.

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

Income Taxes

Income tax expense includes both a current provision based on the amounts computed for income tax return purposes and a deferred provision that results from application of the asset and liability method of accounting for deferred taxes. Under the asset and liability method, deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Corporation’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Share (EPS)

As required for entities with complex capital structures, a dual presentation of basic and diluted EPS is included on the face of the income statement, and a reconciliation is provided in a footnote of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Comprehensive Income

Comprehensive income is defined as the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources and, accordingly, includes both net income and amounts referred to as other comprehensive income. The items of other comprehensive income are included in the consolidated statement of shareholders’ equity and comprehensive income. The accumulated balance of other comprehensive income is included in the shareholders’ equity section of the consolidated balance sheet.

Employee Benefit Plans

The Corporation has a defined benefit pension plan covering substantially all full-time employees. Pension costs, which are actuarially determined using the projected unit credit method, are charged to current operations. Annual funding contributions are made up to the maximum amounts allowable for Federal income tax purposes.

In 2000, the Corporation adopted a noncontributory, nonqualified supplemental executive retirement plan (the “SERP”) covering certain executive employees. Annual benefits payable under the SERP are based on factors similar to those for the pension plan, with offsets related to amounts payable under the pension plan and social security benefits. SERP costs, which are actuarially determined using the projected unit credit method and recorded on an unfunded basis, are charged to current operations and credited to a liability account on the consolidated balance sheet.

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

Stock Options

The Corporation accounts for awards under employee stock-based compensation plans using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and, accordingly, no compensation cost has been recognized for such awards in the consolidated financial statements. The pro forma effect on net income and earnings per share as if the compensation cost that would have been determined under the fair value method had been recorded in the consolidated financial statements, pursuant to the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123”, is disclosed as follows and in Note 17, for stock option grants in 1995 and subsequent years.

	2002	2001	2000
	(in thousands, except per share data)
Net income, as reported	$8,200	$6,728	$3,516
Less: Stock-based compensation cost determined under fair value method, net of related tax effects	362	383	317

Net income, pro forma	$7,838	$6,345	$3,199

Net income per share:
Basic:
As reported	$1.63	$1.35	$.70
Pro forma	1.56	1.27	.64
Diluted:
As reported	1.58	1.32	.69
Pro forma	1.51	1.25	.63

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Derivatives

On January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as further amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133” (collectively referred to as “SFAS No. 133”). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. As permitted by SFAS No. 133, on January 1, 2001, the Corporation transferred all of its securities from the held-to-maturity portfolio to the available-for-sale portfolio as follows:

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

On January 1, 2001, the Corporation had no embedded derivative instruments requiring separate accounting treatment. The Corporation does not engage in hedging activities and has identified fixed rate conforming loan commitments as its only freestanding derivative instruments. The fair value of these commitments was not material and therefore the adoption of SFAS No. 133 on January 1, 2001, did not have a material impact on the Corporation’s consolidated financial statements. The fair value of these commitments at December 31, 2002 and 2001 was not material to the Corporation’s consolidated financial statements. The Corporation had no other derivative instruments requiring separate accounting treatment at December 31, 2002 and 2001.

NOTE 2—MERGER INFORMATION

Carolina Fincorp, Inc.

On April 10, 2000, the Corporation completed a merger for the acquisition of Carolina Fincorp, Inc. (“Carolina Fincorp”), holding company for Richmond Savings Bank, Inc., SSB (“Richmond Savings”), headquartered in Rockingham, North Carolina, in a transaction accounted for as a pooling of interests. Accordingly, all prior period financial information included in the consolidated financial statements has been restated to include the account balances and results of operations of Carolina Fincorp.

Pursuant to the terms of the merger, each share of Carolina Fincorp common stock was converted into .79 of a share of FNB Corp. common stock, for a total issuance of 1,478,398 FNB Corp. shares. On June 26, 2000, Richmond Savings was merged into First National Bank and Trust Company. At March 31, 2000, Carolina Fincorp operated five offices through Richmond Savings and had approximately $125,943,000 in total assets, $108,848,000 in deposits and $16,332,000 in shareholders’ equity. Merger-related expenses of $2,796,000 were recorded in the second quarter of 2000. Upon the change in control, the Carolina Fincorp ESOP plan terminated according to its terms and unvested restricted stock plan shares became fully vested, resulting in certain expenses considered merger-related. Other primary components of merger-related expenses were professional fees, investment banking fees, contract termination costs, data processing conversion fees and severance payments. Additionally, approximately $450,000 of the total provision for loan losses of $835,000 in the second

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—MERGER INFORMATION—(Continued)

quarter of 2000 was related to aligning the credit risk methodologies of FNB Corp. and Carolina Fincorp. The primary components of merger-related expenses, all recorded in 2000, are as follows (in thousands):

Professional fees	$569
Investment banking fees	558
Contract termination costs	467
ESOP and restricted stock plan termination costs	385
Data processing conversion fees	209
Severance payments	161
Other merger expenses	447

Total	$2,796

Rowan Bancorp, Inc.

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

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—MERGER INFORMATION—(Continued)

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

The core deposit intangible will be amortized on the sum-of-the-years-digits basis over a six-year life. The amortization method and valuation of the core deposit intangible are based upon a historical study of the deposits acquired. Goodwill will not be amortized but will be tested at least annually for impairment in accordance with SFAS No. 142. None of the goodwill is expected to be deductible for income tax purposes. Premiums and discounts that resulted from recording the Rowan Bancorp assets and liabilities at their respective fair values are being amortized using methods that approximate an effective yield over the life of the assets and liabilities. The net amortization increased net income before income taxes by $127,000  in 2002.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—MERGER INFORMATION—(Continued)

The following unaudited pro forma financial information presents the combined results of operations of FNB Corp. and Rowan Bancorp as if the merger had occurred as of the beginning of the year for the years ended December 31, 2002 and 2001, after giving effect to certain adjustments, including amortization of the core deposit intangible and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had FNB Corp. and Rowan Bancorp constituted a single entity during these years.

	2002	2001
	(in thousands, except per share data)
Net interest income	$28,000	$24,621
Noninterest income	8,804	6,649
Net income	8,676	7,568

Net income per common share:
Basic	1.61	1.35
Diluted	1.55	1.31

Direct acquisition costs of $1,611,000 associated with the merger are included in goodwill and are summarized as follows:

	December 31, 2002
	Total Costs	Amounts Paid	Remaining Accrual
	(in thousands)
Investment banking and professional fees	$1,067	$1,031	$36
Contract termination costs	460	368	92
Other	84	55	29

Total	$1,611	$1,454	$157

The contract termination costs include a payment required to be made to an executive pursuant to an employment contract and estimated payments to be incurred in connection with the termination of certain data processing contracts.

Dover Mortgage Company (Unaudited)

On February 20, 2003, the Corporation entered into a definitive merger agreement to acquire Dover Mortgage Company (“Dover”), headquartered in Charlotte, North Carolina. Dover originates, underwrites and closes mortgage loans for sale into the secondary market. Mortgage production is sold on a service-released basis to a number of national lenders who in turn service the loans. Under the terms of the agreement, Dover will be merged with a wholly owned subsidiary of FNB Corp. formed for the purposes of effecting the merger. Dover will then become a separate subsidiary of FNB Corp. The merger will be accounted for using the purchase method of accounting for business combinations and is subject to several conditions, including approval by applicable regulatory authorities. Upon satisfaction of these conditions, the merger is anticipated to close early in the second quarter of 2003. Dover shareholders will receive a combination of common stock and cash. The merger agreement provides that generally 50% of the outstanding shares of Dover common stock will be converted into FNB Corp. common stock and the remaining 50% will be converted into cash. Subject to a maximum total payment, Dover shareholders will be entitled to additional cash consideration over the four-year period following closing, based on a percentage of Dover’s pretax net income during that four-year period. At December 31, 2002, Dover operated six mortgage loan production offices and had approximately $44,961,000 in total assets and $2,204,000 in shareholders’ equity.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—INTANGIBLE ASSETS

Business Combinations

For intangible assets related to business combinations, the following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the carrying amount of unamortized intangible assets:

	December 31, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortized intangible assets:
Core deposit premium related to whole bank acquisition	$256	$30	$—	$—

Unamortized intangible assets:
Goodwill	$12,601		$—

Amortization of intangibles totaled $30,000 for core deposit premiums in 2002. The estimated amortization expense for core deposit premiums for the years ending December 31 is as follows: $68,000 in 2003, $56,000 in 2004, $44,000 in 2005, $32,000 in 2006, $19,000 in 2007 and $7,000 in 2008.

Mortgage Servicing Rights

The following is an analysis of mortgage servicing rights included in other assets on the consolidated balance sheet:

	Years Ended December 31
	2002	2001	2000
	(in thousands)
Balance at beginning of year	$482	$138	$—
Servicing rights capitalized	735	398	139
Amortization expense	(165)	(54)	(1)
Change in valuation allowance	—	—	—

Balance at end of year	$1,052	$482	$138

The estimated amortization expense for mortgage servicing rights for the years ending December 31 is as follows: $347,000 in 2003, $347,000 in 2004, $347,000 in 2005 and $11,000 in 2006. The estimated amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—INVESTMENT SECURITIES

Summaries of the amortized cost and estimated fair value of investment securities and the related gross unrealized gains and losses are presented below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available For Sale
December 31, 2002
U.S. Government agencies and corporations	$91,250	$2,528	$14	$93,764
Mortgage-backed securities	1,030	13	4	1,039
State, county and municipal	25,116	1,107	19	26,204
Other debt securities	3,606	355	—	3,961
Equity securities	4,149	19	—	4,168

Total	$125,151	$4,022	$37	$129,136

December 31, 2001
U.S. Government agencies and corporations	$129,731	$1,668	$615	$130,784
Mortgage-backed securities	330	11	—	341
State, county and municipal	25,042	574	392	25,224
Other debt securities	3,601	194	—	3,795
Equity securities	2,981	25	—	3,006

Total	$161,685	$2,472	$1,007	$163,150

Held To Maturity
December 31, 2002
U.S. Government agencies and corporations	$20,996	$157	$—	$21,153
State, county and municipal	3,725	5	40	3,690

Total	$24,721	$162	$40	$24,843

The amortized cost and estimated fair value of investment securities at December 31, 2002, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to prepay obligations with or without prepayment penalties.

	Available For Sale		Held To Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$2,296	$2,337	$—	$—
Due after one year through five years	10,558	11,029	7,000	7,052
Due after five years through ten years	69,037	71,287	14,479	14,574
Due after ten years	38,081	39,276	3,242	3,217

Total	119,972	123,929	24,721	24,843
Mortgage-backed securities	1,030	1,039	—	—
Equity securities	4,149	4,168	—	—

Total investment securities	$125,151	$129,136	$24,721	$24,843

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—INVESTMENT SECURITIES

Debt securities with an estimated fair value of $66,861,000 at December 31, 2002 and $75,819,000 at December 31, 2001 were pledged to secure public funds and trust funds on deposit. Debt securities with an estimated fair value of $24,631,000 at December 31, 2002 and $21,128,000 at December 31, 2001 were pledged to secure retail repurchase agreements.

Proceeds from the sales of investment securities classified as available-for-sale amounted to $2,060,000 in 2002 and $77,000 in 2000. Gross gains realized on the sales were $16,000 in 2002 and $76,000 in 2000. There were no securities sales in 2001.

The subsidiary banks, as members of the Federal Home Loan Bank (the “FHLB”) of Atlanta, are required to own capital stock in the FHLB of Atlanta based generally upon the balances of residential mortgage loans and FHLB advances. FHLB capital stock is pledged to secure FHLB advances. No ready market exists for this stock, and it has no quoted market value. However, redemption of this stock has historically been at par value. At December 31, 2002 and 2001, the subsidiary banks owned a total of $3,233,000 and $2,557,000, respectively, of FHLB stock.

NOTE 5—LOANS

Major classifications of loans are as follows:

	December 31
	2002	2001
	(in thousands)
Commercial and agricultural	$198,085	$177,577
Real estate—construction	29,553	11,249
Real estate—mortgage: 1-4 family residential	188,764	146,347
Commercial and other	59,760	15,269
Consumer	21,550	20,978
Leases	1,843	7,376

Loans held for investment	499,555	378,796
Loans held for sale	2,787	12,836

Gross loans	$502,342	$391,632

Loans as presented are reduced by net deferred loan fees of $781,000 and $514,000 at December 31, 2002 and 2001, respectively. Nonaccrual loans amounted to $4,944,000 at December 31, 2002 and $4,144,000 at December 31, 2001. Interest income that would have been recorded on nonaccrual loans for the years ended December 31, 2002, 2001 and 2000, had they performed in accordance with their original terms, amounted to approximately $471,000, $373,000 and $137,000, respectively. Interest income on all such loans included in the results of operations amounted to approximately $231,000 in 2002, $213,000 in 2001 and $98,000 in 2000.

At December 31, 2002, the subsidiary banks had impaired loans which totaled $3,211,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $1,401,000. At December 31, 2001, First National Bank had impaired loans which totaled $512,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $155,000. The average carrying value of impaired loans was $3,260,000 in 2002, $536,000 in 2001 and $330,000 in 2000. Interest income recognized on impaired loans amounted to approximately $91,000 in 2002, $51,000 in 2001 and $17,000 in 2000.

Loans with outstanding balances of $539,000 in 2002 and $673,000 in 2001 were transferred from loans to other real estate acquired through foreclosure. Other real estate acquired through loan foreclosures amounted to $414,000 at December 31, 2002 and $758,000 at December 31, 2001 and is included in other assets on the consolidated balance sheet.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—LOANS—(Continued)

Loans are primarily made in the region of North Carolina that includes Chatham, Montgomery, Moore, Randolph, Richmond, Rowan and Scotland counties. The real estate loan portfolio can be affected by the condition of the local real estate markets.

Loans have been made by the subsidiary banks to directors and executive officers of the Corporation and to the associates of such persons, as defined by the Securities and Exchange Commission. Such loans were made in the ordinary course of business on substantially the same terms, including rate and collateral, as those prevailing at the time in comparable transactions with other borrowers and do not involve more than normal risk of collectibility. A summary of the activity during 2002 with respect to related party loans is as follows (in thousands):

Balance, December 31, 2001	$3,284
New loans during 2002	19,005
Repayments during 2002	(19,724)

Balance, December 31, 2002	$2,565

NOTE 6—ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

	Years Ended December 31
	2002	2001	2000
	(in thousands)
Balance at beginning of year	$4,417	$4,352	$3,289
Provision for losses charged to operations	1,780	1,200	1,802
Loans charged off	(1,384)	(1,259)	(913)
Recoveries on loans previously charged off	257	167	253
Purchase accounting acquisition	1,039	—	—
Allowance adjustment for loans sold	—	(43)	(79)

Balance at end of year	$6,109	$4,417	$4,352

NOTE 7—PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31
	2002	2001
	(in thousands)
Land	$3,301	$2,356
Buildings and improvements	10,084	7,773
Furniture and equipment	10,295	9,834
Leasehold improvements	685	434

Total	24,365	20,397
Less accumulated depreciation and amortization	10,294	10,129

Premises and equipment, net	$14,071	$10,268

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—INCOME TAXES

Income taxes as reported in the consolidated income statement included the following expense (benefit) components:

	2002	2001	2000
	(in thousands)
Current:
Federal	$3,517	$2,640	$2,106
State	161	3	6

Total	3,678	2,643	2,112

Deferred:
Federal	(197)	20	(398)
State	5	—	—

Total	(192)	20	(398)

Total income taxes	$3,486	$2,663	$1,714

A reconciliation of income tax expense computed at the statutory Federal income tax rate to actual income tax expense is presented below:

	2002	2001	2000
	(in thousands)
Amount of tax computed using Federal statutory tax rate of 34%	$3,973	$3,193	$1,778
Increases (decreases) resulting from effects of:
Non-taxable income	(662)	(565)	(329)
State income taxes, net of federal benefit	110	2	4
Non-deductible merger-related expenses	—	—	331
Other	65	33	(70)

Total	$3,486	$2,663	$1,714

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—INCOME TAXES—(Continued)

The components of deferred tax assets and liabilities and the tax effect of each are as follows:

	December 31
	2002	2001
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$2,233	$1,443
Compensation and benefit plans	1,104	975
Fair value basis of deposits	148	—
Other	125	152

Gross deferred tax assets	3,610	2,570
Less valuation allowance	(173)	(144)

Net deferred tax assets	3,437	2,426

Deferred tax liabilities:
Net unrealized securities gains	1,355	498
Depreciable basis of premises and equipment	696	455
Mortgage servicing rights	406	186
Fair value basis of loans	376	—
Prepaid pension cost	335	283
Net deferred loan fees and costs	260	250
Other	119	178

Gross deferred tax liabilities	3,547	1,850

Net deferred tax asset (liability)	$(110)	$576

Changes in net deferred tax asset (liability) were as follows:

	2002	2001
	(in thousands)
Balance at beginning of year	$576	$1,280
Purchase accounting acquisition	(21)	—
Income tax benefit from change in unrealized gains on available-for-sale securities	(857)	(684)
Deferred income tax benefit (expense) on continuing operations	192	(20)

Balance at end of year	$(110)	$576

The valuation allowance for deferred tax assets primarily serves as an offset to certain deferred tax benefits recognized for state income tax purposes. Based upon taxable income available in the carryback period, the reversal of taxable temporary differences and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Corporation will realize the benefits of the remaining deductible differences existing as of December 31, 2002.

The Corporation is permitted under the Internal Revenue Code to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. This addition differs significantly from the provisions for losses for financial reporting purposes. Under accounting principles generally accepted in the United States of America, the Corporation is not required to provide a deferred tax liability for the tax effect of additions to the tax bad debt reserve through 1987, the base year. Retained earnings at December 31, 2002 includes approximately $2,686,000 for which no provision for federal income tax has been made. These amounts represent allocations of income to bad debt deductions for tax purposes only. Reductions of such amounts for purposes other than bad debt losses could create income for tax purposes in certain remote instances, which would then be subject to the then current corporate income tax rate.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—TIME DEPOSITS

The scheduled maturities of time deposits at December 31, 2002 are as follows (in thousands):

Years ending December 31
2003	$247,561
2004	32,916
2005	18,510
2006	14,124
2007	13,666

Total time deposits	$326,777

NOTE 10—SHORT-TERM BORROWED FUNDS

Funds are borrowed on an overnight basis through retail repurchase agreements with bank customers and federal funds purchased from other financial institutions. Retail repurchase agreement borrowings are collateralized by securities of the U.S. Treasury and U.S. Government agencies and corporations.

Information concerning retail repurchase agreements and federal funds purchased is as follows:

	2002		2001
	Retail Repurchase Agreements	Federal Funds Purchased	Retail Repurchase Agreements	Federal Funds Purchased
	(dollars in thousands)
Balance at December 31	$17,427	$—	$14,812	$6,000
Average balance during the year	15,057	472	13,010	940
Maximum month-end balance	18,841	4,000	14,812	7,900
Weighted average interest rate:
At December 31	1.25%	—%	1.92%	1.71%
During the year	1.72	2.06	3.22	5.04

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—LONG-TERM BORROWED FUNDS

Federal Home Loan Bank (FHLB) Advances

The subsidiary banks have lines of credit totaling $101,200,000 with the FHLB, secured by blanket collateral agreements on qualifying 1-4 family residential mortgage loans. At December 31, 2002, FHLB advances under these lines amounted to $53,388,000 and were at interest rates ranging from 3.26% to 6.77%. At December 31, 2001, FHLB advances amounted to $30,000,000 and were at interest rates ranging from 3.49% to 5.92%.

The scheduled maturities of FHLB advances at December 31, 2002 are as follows (in thousands):

Years ending December 31
2003	$1,048
2004	2,097
2005	2,097
2009	8,048
2010	8,000
2011	17,098
2012	15,000

Total FHLB Advances	$53,388

Other Borrowed Funds

Under an agreement with another financial institution, funds in the amount of $11,000,000 were borrowed on a long-term basis in 2002. The borrowing is to be repaid in equal annual installments of $1,100,000 until the final maturity in 2012 unless the lending institution exercises its right to call the remaining note balance in full in 2007. Interest is payable on a variable rate basis, subject to a minimum rate of 3.56% and a maximum rate of 8.31%. At December 31, 2002, the note balance outstanding was $11,000,000 at a current interest rate of 3.56%. The average interest rate on the note was 3.61% in 2002.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—EMPLOYEE BENEFIT PLANS

Pension Plan

The Corporation has a noncontributory defined benefit pension plan covering substantially all full-time employees who qualify as to age and length of service. Benefits are based on the employee’s compensation, years of service and age at retirement. The Corporation’s funding policy is to contribute annually to the plan an amount which is not less than the minimum amount required by the Employee Retirement Income Security Act of 1974 and not more than the maximum amount deductible for income tax purposes.

Information concerning the status of the plan is as follows:

	2002	2001
	(dollars in thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$6,755	$6,228
Service cost	293	238
Interest cost	461	452
Amendments	28	—
Net actuarial loss (gain)	(18)	184
Benefits paid	(438)	(347)

Benefit obligation at end of year	$7,081	$6,755

Change in Plan Assets:
Fair value of plan assets at beginning of year	$6,375	$7,448
Actual loss on plan assets	(705)	(774)
Employer contributions	422	—
Benefits paid	(438)	(347)
Other	29	48

Fair value of plan assets at end of year	$5,683	$6,375

Prepaid Pension Cost Components:
Funded status (liability) of plan	$(1,398)	$(380)
Unrecognized net actuarial loss	1,920	657
Unrecognized prior service cost	348	457

Prepaid pension cost at end of year	$870	$734

Weighted-Average Plan Assumptions at End of Year:
Discount rate	7.00%	7.25%
Expected long-term rate of return on plan assets	9.00	9.00
Rate of increase in compensation levels	5.50	5.50

Net periodic pension cost included the following components:

	2002	2001	2000
	(in thousands)
Service cost	$293	$238	$255
Interest cost	461	452	428
Expected return on plan assets	(577)	(658)	(697)
Amortization of prior service cost	109	107	107
Amortization of transition obligation	—	21	21
Recognized net actuarial gain	—	(20)	(84)

Net periodic pension cost	$286	$140	$30

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—EMPLOYEE BENEFIT PLANS—(Continued)

Supplemental Executive Retirement Plan

In 2000, the Corporation adopted a noncontributory, nonqualified supplemental executive retirement plan (the “SERP”) covering certain executive employees. Annual benefits payable under the SERP are based on factors similar to those for the pension plan, with offsets related to amounts payable under the pension plan and social security benefits. In 2001, the social security offset was changed from 100% to 50%, increasing the net periodic SERP cost, the accrued SERP cost and the benefit obligation by $46,000, $140,000 and $196,000, respectively.

Information concerning the status of the plan is as follows:

	2002	2001
	(dollars in thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$669	$329
Service cost	34	38
Interest cost	47	43
Amendments	(28)	196
Net actuarial loss	43	77
Benefits paid	(22)	(14)

Benefit obligation at end of year	$743	$669

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contributions	22	14
Benefits paid	(22)	(14)

Fair value of plan assets at end of year	$—	$—

Accrued SERP Cost Components:
Funded status (liability) of plan	$(743)	$(669)
Unrecognized net actuarial loss	118	77
Unrecognized prior service cost	327	402
Unrecognized transition obligation	—	—

Accrued SERP cost at end of year	$(298)	$(190)

Weighted-Average Plan Assumption at End of Year:
Discount rate	7.00%	7.25%

Net periodic SERP cost included the following components:

	2002	2001	2000
	(in thousands)
Service cost	$34	$38	$20
Interest cost	47	43	21
Expected return on plan assets	—	—	—
Amortization of prior service cost	46	50	32
Amortization of transition obligation	—	—	—
Recognized net actuarial loss	3	—	—

Net periodic SERP cost	$130	$131	$73

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—EMPLOYEE BENEFIT PLANS—(Continued)

Other Postretirement Defined Benefit Plans

The Corporation has postretirement medical and life insurance plans covering substantially all full-time employees who qualify as to age and length of service. The medical plan is contributory, with retiree contributions adjusted whenever medical insurance rates change. The life insurance plan is noncontributory.

Information concerning the plans, which are unfunded, is as follows:

	2002	2001
	(dollars in thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,058	$751
Service cost	57	43
Interest cost	88	71
Net actuarial gain	207	238
Benefits paid	(37)	(45)

Benefit obligation at end of year	$1,373	$1,058

Accrued Postretirement Benefit Cost Components:
Funded status (liability) of plan	$(1,373)	$(1,058)
Unrecognized net actuarial loss	475	290
Unrecognized prior service cost	29	39
Unrecognized transition obligation	202	223

Accrued postretirement benefit cost at end of year	$(667)	$(506)

Weighted-Average Plan Assumptions at End of Year:
Discount rate	7.00%	7.25%
Annual rate of increase in the cost of medical benefits:
Current year	8.00	9.00
Final constant amount	6.00	6.00
Annual decrease	1.00	1.00

Increasing or decreasing the assumed medical cost trend rate by one percentage point would not have a significant effect on either the postretirement benefit obligation at December 31, 2002 or the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2002.

Net periodic postretirement benefit cost included the following components:

	2002	2001	2000
	(in thousands)
Service cost	$57	$43	$29
Interest Cost	88	71	52
Amortization of prior service cost	10	10	10
Amortization of transition obligation	21	20	20
Recognized net actuarial loss	22	12	—

Net periodic postretirement benefit cost	$198	$156	$111

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—EMPLOYEE BENEFIT PLANS—(Continued)

Matching Retirement/Savings Plan

The Corporation has a matching retirement/savings plan which permits eligible employees to make contributions to the plan up to a specified percentage of compensation as defined by the plan. A portion of the employee contributions are matched by the Corporation based on the plan formula. The matching contributions amounted to $238,000 in 2002, $154,000 in 2001 and $117,000 in 2000.

ESOP and Restricted Stock Plans

Carolina Fincorp had established an ESOP, or employee stock ownership plan, for the benefit of all qualified employees. Under the terms of the ESOP, shares of Carolina Fincorp common stock, for future allocation to plan participants, were purchased with proceeds from a loan by the parent company with repayments to be made by the subsidiary bank. Under a restricted stock plan for directors, officers and employees, newly issued shares of Carolina Fincorp common stock were awarded to plan participants on a deferred vesting schedule. Compensation expense related to the ESOP and restricted stock plans amounted to $115,000 in 2000. Upon the change in control when the merger occurred in 2000, the ESOP plan terminated according to its terms and unvested restricted stock plan shares became fully vested, resulting in $385,000 of merger-related expenses.

NOTE 13—LEASES

Future obligations at December 31, 2002 for minimum rentals under noncancellable operating lease commitments, primarily relating to premises, are as follows (in thousands):

Years ending December 31
2003	$95
2004	42
2005	14
2006	7
2007	7
2008 and later years	44

Total minimum lease payments	$209

Net rental expense for all operating leases amounted to $85,000 in 2002, $86,000 in 2001 and $87,000 in 2000. One operating lease for real property contains a purchase option considered to approximate fair market value.

NOTE 14—SUPPLEMENTARY INCOME STATEMENT INFORMATION

Significant components of other expense were as follows:

	2002	2001	2000
	(in thousands)
Stationery, printing and supplies	$536	$518	$521
Advertising and marketing	515	331	392

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15—FNB CORP. (PARENT COMPANY) FINANCIAL DATA

The Parent Company’s principal asset is its investment in the subsidiary banks, and its principal source of income is dividends from those subsidiaries.

The Parent Company’s condensed balance sheets as of December 31, 2002 and 2001, and the related condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2002 are as follows:

Condensed Balance Sheets

	December 31
	2002	2001
	(in thousands)
Assets:
Cash	$2,733	$2,961
Investment in subsidiaries	81,299	52,902
Other assets	991	862

Total assets	$85,023	$56,725

Liabilities and Shareholders’ Equity:
Accrued liabilities	$933	$818
Borrowed funds	11,000	—
Shareholders’ equity	73,090	55,907

Total liabilities and shareholders’ equity	$85,023	$56,725

Condensed Statements of Income

	Years Ended December 31
	2002	2001	2000
	(in thousands)
Income:
Dividends from subsidiaries	$4,017	$8,457	$2,403
Other income (charge)	(5)	24	139

Total income	4,012	8,481	2,542

Expenses:
Interest	152	—	—
Operating	87	33	89
Merger related	—	—	146

Total expenses	239	33	235

Income before income taxes and equity in undistributed net income of subsidiaries	3,773	8,448	2,307
Income taxes (benefit)	(87)	15	28

Income before equity in undistributed net income of subsidiaries	3,860	8,433	2,279
Equity in undistributed net income (excess of dividends over net income) of subsidiaries	4,340	(1,705)	1,237

Net income	$8,200	$6,728	$3,516

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15—FNB CORP. (PARENT COMPANY) FINANCIAL DATA

Condensed Statements of Cash Flows

	Years Ended December 31
	2002	2001	2000
	(in thousands)
Operating activities:
Net income	$8,200	$6,728	$3,516
Adjustments to reconcile net income to net cash provided by operating activities:
Excess of dividends over net income (equity in undistributed net income) of subsidiaries	(4,340)	1,705	(1,237)
Other, net	(55)	(8)	407

Net cash provided by operating activities	3,805	8,425	2,686

Investing activities:
Proceeds from sales of available-for-sale securities	—	—	77
Net cash paid in merger acquisition of subsidiary bank	(11,768)	—	—
Other, net	(16)	39	64

Net cash provided by (used in) investing activities	(11,784)	39	141

Financing activities:
Increase in borrowed funds	11,000	—	—
Common stock issued	637	250	203
Common stock repurchased	(986)	(4,905)	(105)
Cash dividends and fractional shares paid	(2,900)	(2,566)	(2,465)

Net cash provided by (used in) financing activities	7,751	(7,221)	(2,367)

Net increase (decrease) in cash	(228)	1,243	460
Cash at beginning of year	2,961	1,718	1,258

Cash at end of year	$2,733	$2,961	$1,718

NOTE 16—CAPITAL ADEQUACY REQUIREMENTS

Certain regulatory requirements restrict the lending of funds by the subsidiary banks to FNB Corp. and the amount of dividends which can be paid to FNB Corp. In 2003, the maximum amount of dividends First National Bank can pay to FNB Corp., without the approval of the Comptroller of the Currency, is $2,249,000 plus an additional amount equal to the retained net income in 2003 up to the date of any dividend declaration.

Rowan Bank’s ability to pay dividends to FNB Corp. depends upon the following factors. Pursuant to Chapter 54C of the North Carolina General Statutes and the regulations of the North Carolina Commissioner of Banks (the “Commissioner”), a stock savings bank may not declare or pay a cash dividend if the effect thereof would be to reduce the net worth of the savings bank to an amount which is less than the minimum required by the FDIC and the Commissioner. A stock savings bank must obtain prior written approval of the Commissioner before it can declare and pay a cash dividend on its capital stock in an amount in excess of one-half of the greater of (i) the savings bank’s net income for the most recent fiscal year or (ii) the average of the savings bank’s net income after dividends for the most recent fiscal year and not more than two of the immediately prior fiscal years, if applicable. As a result of these limiting factors, as of December 31, 2002, Rowan Bank cannot declare a dividend to FNB Corp. in excess of approximately $495,000 without the approval of the Commissioner.

First National Bank is required to maintain average reserve balances with the Federal Reserve Bank based on a percentage of deposits. For the reserve maintenance period in effect at December 31, 2002, the average daily reserve requirement was $3,187,000.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—CAPITAL ADEQUACY REQUIREMENTS—(Continued)

FNB Corp. and the subsidiary banks are required to comply with capital adequacy standards established by the Board of Governors of the Federal Reserve System. In addition, the subsidiary banks are required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, there are minimum ratios of capital to risk-weighted assets. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements.

Regulatory capital amounts and ratios are set forth in the table below. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders’ equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution’s ongoing trading activities. At December 31, 2002, FNB Corp. and the subsidiary banks were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital.

First National Bank and Rowan Bank are well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, each bank must meet minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no events or conditions since the notification that management believes have changed the category for either bank.

					Minimum Ratios
	Capital Amount		Ratio		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	2002	2001	2002	2001
	(dollars in thousands)
As of December 31
Total capital (to risk-weighted assets):
FNB Corp.	$63,646	$59,319	12.02%	14.29%	8.00%	N/A
First National Bank	60,820	56,314	13.55	13.56	8.00	10.00%
Rowan Bank	10,962	N/A	13.60	N/A	8.00	10.00%
Tier 1 capital (to risk-weighted assets):
FNB Corp.	57,528	54,891	10.86	13.22	4.00	N/A
First National Bank	55,785	51,886	12.43	12.50	4.00	6.00%
Rowan Bank	9,953	N/A	12.35	N/A	4.00	6.00%
Tier 1 capital (to average assets):
FNB Corp.	57,528	54,891	7.89	9.39	4.00	N/A
First National Bank	55,785	51,886	9.19	8.87	4.00	5.00%
Rowan Bank	9,953	N/A	8.11	N/A	4.00	5.00%

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—SHAREHOLDERS’ EQUITY

Stock Buyback Program

Under stock buyback programs authorized by the Board of Directors for the repurchase of shares of common stock, the Corporation repurchased 59,143 shares in 2002, 320,841 shares in 2001 and 6,700 shares in 2000. Under the stock buyback program in effect at December 31, 2002, a maximum of 300,000 shares could be repurchased, of which 41,900 shares were repurchased in 2002, resulting in a remaining authorization of 258,100 shares available for future repurchases.

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

	2002	2001	2000
Basic EPS denominator—Weighted average number of common shares outstanding	5,022,397	4,988,084	5,035,529
Dilutive share effect arising from assumed exercise of stock options	173,475	92,683	42,408

Diluted EPS denominator	5,195,872	5,080,767	5,077,937

For the years 2002, 2001 and 2000, there were 5,911, 134,667 and 323,601 stock options, respectively, that were antidilutive since the exercise price exceeded the average market price. These common stock equivalents were omitted from the calculations of diluted EPS for their respective years.

Stock Options

The Corporation adopted a stock compensation plan in 1993 that allows for the granting of incentive and nonqualified stock options to key employees and directors. Under terms of the plan, options are granted at prices equal to the fair market value of the common stock on the date of grant. Options become exercisable after one year in equal, cumulative installments over a five-year period. No option shall expire later than ten years from the date of grant. A maximum of 720,000 shares of common stock has been reserved for issuance under the stock compensation plan. At December 31, 2002, there were 15,575 shares available under the plan for the granting of additional options.

The Corporation assumed a stock compensation plan in its merger acquisition of Carolina Fincorp in 2000. One grant of qualified and nonqualified stock options was made under the plan in 1999 to key employees and directors at a price equal to fair market value on the date of grant. No additional grants will be made under the plan. The total stock options assumed on April 10, 2000, the date of completion of the merger, amounted to 109,300 shares after adjustment for the exchange ratio in converting from Carolina Fincorp shares to FNB Corp. shares. All unvested options of Carolina Fincorp that were outstanding on April 10, 2000 became immediately vested as a result of a change-in-control provision in the plan that was triggered by the merger. Based on the stock options outstanding at December 31, 2002, a maximum of 70,675 shares of common stock has been reserved for issuance under the stock compensation plan.

The Corporation assumed another stock compensation plan in its merger acquisition of Rowan Bancorp in 2002. Remaining under the plan was one grant of incentive and nonqualified stock options made in 1993 to key employees and directors at a price equal to fair market value on the date of grant. No additional grants will be made under the plan. The total stock options assumed on August 1, 2002, the date of completion of the merger, amounted to 141,223 shares after adjustment for the exchange ratio in converting from Rowan Bancorp shares to FNB Corp. shares. All options of Rowan Bancorp that

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—SHAREHOLDERS’ EQUITY—(Continued)

were outstanding on August 1, 2002 were fully vested under normal plan provisions prior to the assumption by FNB Corp. Based on the stock options outstanding at December 31, 2002, a maximum of 64,553 shares of common stock has been reserved for issuance under the stock compensation plan.

The Corporation accounts for awards under employee stock-based compensation plans using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and, accordingly, no compensation cost has been recognized for such awards in the consolidated financial statements. The pro forma effect on net income and earnings per share as if the compensation cost that would have been determined under the fair value method had been recorded in the consolidated financial statements, pursuant to the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123”, is disclosed as follows for stock option grants in 1995 and subsequent years.

	2002	2001	2000
	(in thousands, except per share data)
Net income, as reported	$8,200	$6,728	$3,516
Less: Stock-based compensation cost determined under fair value method, net of related tax effects	362	383	317

Net income, pro forma	$7,838	$6,345	$3,199

Net income per share:
Basic:
As reported	$1.63	$1.35	$.70
Pro forma	1.56	1.27	.64
Diluted:
As reported	1.58	1.32	.69
Pro forma	1.51	1.25	.63

The weighted-average fair value per share of options granted in 2002 and 2000 amounted to $2.82 and $4.16, respectively. There were no options granted in 2001. Fair values were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2000
Risk-free interest rate	4.00%	5.00%
Dividend yield	2.75	3.50
Volatility	18.00	44.00
Expected life	6 years	6 years

The following is a summary of stock option activity. The activity for Carolina Fincorp and the Corporation was consolidated under the pooling of interests method of accounting for business combinations using conforming fiscal years. Under the purchase method used to account for the acquisition of Rowan Bancorp, the options assumed by the Corporation on August 1, 2002 are separately identified as an addition to option shares outstanding.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—SHAREHOLDERS’ EQUITY—(Continued)

	Years Ended December 31
	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	563,509	$11.37	728,145	$12.69	567,315	$14.25
Granted	181,250	16.16	—	—	222,500	11.74
Assumed in merger acquisition	141,223	4.22	—	—	—	—
Exercised	(108,754)	5.58	(24,461)	9.63	(15,355)	9.24
Forfeited	(13,800)	14.03	(140,175)	21.05	(46,315)	16.69

Outstanding at end of year	763,428	12.21	563,509	11.71	728,145	13.44

Options exercisable at end of year	436,688	10.64	349,274	11.37	371,645	12.69

At December 31, 2002, information concerning stock options outstanding and exercisable is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.22 – $ 4.22	64,553.42		$4.22	64,553	$4.22
8.13 – 11.75	329,550	6.68	10.80	203,310	10.21
12.00 – 14.13	186,575	4.66	13.44	161,825	13.34
15.00 – 17.50	180,250	9.40	16.18	5,000	16.90
27.00 – 27.00	2,500	5.96	27.00	2,000	27.00

	763,428	6.30	12.21	436,688	10.64

NOTE 18—COMMITMENTS

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at December 31, 2002 are discussed below.

Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2002, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $139,706,000. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

Standby letters of credit are commitments issued by the Corporation to guarantee the performance of a customer to a third party. At December 31, 2002, the maximum potential amount of undiscounted future payments related to standby letters of credit was $497,000. The Corporation has recorded no liability at December 31, 2002 for the current carrying amount of the obligation to perform as a guarantor. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets.

There were no binding commitments for the origination of mortgage loans intended to be held for sale at December 31, 2002 and 2001.

The Corporation does not have any special purpose entities or other similar forms of off-balance sheet financing.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Borrowed Funds.    The carrying value of retail repurchase agreements and federal funds purchased is considered to be a reasonable estimate of fair value. The fair value of Federal Home Loan Bank advances and other borrowed funds is estimated using the rates currently offered for advances of similar remaining maturities.

Commitments.    The fair value of commitments to extend credit is considered to approximate carrying value, since the large majority of these commitments would result in loans that have variable rates and/or relatively short terms to maturity. For other commitments, generally of a short-term nature, the carrying value is considered to be a reasonable estimate of fair value. The various commitment items are disclosed in Note 18.

The estimated fair values of financial instruments are as follows:

	December 31, 2002		December 31, 2001
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Financial Assets
Cash and cash equivalents	$57,582	$57,582	$13,617	$13,617
Investment securities:
Available for sale	129,136	129,136	163,150	163,150
Held to maturity	24,721	24,843	—	—
Net loans	496,233	521,507	387,215	405,031
Financial Liabilities
Deposits	592,354	599,986	480,230	486,886
Retail repurchase agreements	17,427	17,427	14,812	14,812
Federal Home Loan Bank advances	53,388	61,693	30,000	33,168
Federal funds purchased	—	—	6,000	6,000
Other borrowed funds	11,000	11,121	—	—

The fair value estimates are made at a specific point in time based on relevant market and other information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument nor are potential taxes and other expenses that would be considered in an actual sale considered. Because no market exists for a significant portion of the Corporation’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and such other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

CONTROLS AND PROCEDURES

Based on their evaluation of FNB Corp.’s disclosure controls and procedures, which was completed within 90 days prior to the filing of this report, the Chief Executive Officer and the Chief Financial Officer of the company have concluded that FNB Corp.’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In reaching this conclusion, the company’s Chief Executive Officer and Chief Financial Officer determined that the company’s disclosure controls and procedures are effective in ensuring that such information is accumulated and communicated to the company’s management to allow timely decisions regarding required disclosure.

There were no significant changes in FNB Corp.’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 20, 2003.

FNB CORP.

(Registrant)

By:	/s/ MICHAEL C. MILLER
Michael C. Miller Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 25, 2003.

Signature	Title

/s/ MICHAEL C. MILLER Michael C. Miller	Chairman and President (Principal Executive Officer)

/s/ JERRY A. LITTLE Jerry A. Little	Treasurer and Secretary (Principal Financial and Accounting Officer)

/s/ JAMES M. CAMPBELL, JR. James M. Campbell, Jr.	Director

/s/ R. LARRY CAMPBELL R. Larry Campbell	Director

/s/ DARRELL L. FRYE Darrell L. Frye	Director

/s/ WILBERT L. HANCOCK Wilbert L. Hancock	Director

/s/ BRUCE D. JONES Bruce D. Jones	Director

/s/ THOMAS A. JORDAN Thomas A. Jordan	Director

/s/ DALE E. KEIGER Dale E. Keiger	Director

/s/ EUGENE B. MCLAURIN, II Eugene B. McLaurin, II	Director

/s/ R. REYNOLDS NEELY, JR. R. Reynolds Neely, Jr.	Director

/s/ RICHARD K. PUGH Richard K. Pugh	Director

/s/ J. M. RAMSAY III J. M. Ramsay III	Director

CERTIFICATIONS

I, Michael C. Miller, certify that:

1.	I have reviewed this annual report on Form 10-K of FNB Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	By:	/s/ MICHAEL C. MILLER
Michael C. Miller Chief Executive Officer

I, Jerry A. Little, certify that:

1.	I have reviewed this annual report on Form 10-K of FNB Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	By:	/s/ JERRY A. LITTLE
Jerry A. Little Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
2.10

Agreement and Plan of Merger dated as of February 11, 2002 by and between the Registrant and Rowan Bancorp, Inc., incorporated herein by reference to Exhibit 2.10 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2001.

2.11	Merger Agreement dated as of February 20, 2003 by and among the Registrant, Dover Mortgage Company and the shareholders of Dover Mortgage Company.
3.10	Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed March 16, 1985.
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

10.20*	Stock Compensation Plan as amended effective May 12, 1998, incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.
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

10.34*

Employment Agreement dated as of August 1, 2002 between Rowan Savings Bank SSB, Inc. and Bruce D. Jones, incorporated herein by reference to Exhibit 10.34 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2002.

21	Subsidiaries of the Registrant.
23	Independent Auditors’ Consent.
99	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, or compensatory plan or arrangement.