Form 10-Q
period 2003-03-31
FNB CORP/NC
filed 2003-05-14
CIK 764811

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

                         Commission File Number 0-13823

                                   ----------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes ___ No X

The registrant had 5,610,031 shares of $2.50 par value common stock outstanding at May 2, 2003.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           FNB CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                          March 31, (unaudited)
                                                                    ----------------------------------      December 31,
                                                                         2003               2002                2002
                                                                    ---------------    ---------------    ---------------
                                                                              (in thousands, except share data)
ASSETS
Cash and due from banks                                             $        22,727    $         9,393    $        15,944
Interest-bearing bank balances                                               33,742                  -             14,819
Federal funds sold                                                           12,576             12,383             26,819
Investment securities:
     Available for sale, at estimated fair value (amortized
      cost of $105,454, $170,287 and $125,151)                              108,903            168,035            129,136
     Held to maturity (estimated fair value of
      $40,639 and $24,843)                                                   40,703                  -             24,721
Loans:
     Loans held for sale                                                      2,239              2,507              2,787
     Loans held for investment                                              507,219            378,099            499,555
     Less allowance for loan losses                                          (6,169)            (4,573)            (6,109)
                                                                    ---------------    ---------------    ---------------
               Net loans                                                    503,289            376,033            496,233
                                                                    ---------------    ---------------    ---------------
Premises and equipment, net                                                  14,240             10,428             14,071
Goodwill                                                                     12,601                  -             12,601
Other assets                                                                 20,885             21,729             20,026
                                                                    ---------------    ---------------    ---------------
               Total Assets                                         $       769,666    $       598,001    $       754,370
                                                                    ===============    ===============    ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand deposits                            $        61,438    $        54,002    $        58,306
     Interest-bearing deposits:
          Demand, savings and money market deposits                         215,583            152,545            207,271
          Time deposits of $100,000 or more                                 115,843            110,345            113,776
          Other time deposits                                               211,532            176,337            213,001
                                                                    ---------------    ---------------    ---------------
               Total deposits                                               604,396            493,229            592,354
Retail repurchase agreements                                                 19,328             13,697             17,427
Federal Home Loan Bank advances                                              53,366             30,000             53,388
Other borrowed funds                                                         11,000                  -             11,000
Other liabilities                                                             6,977              6,692              7,111
                                                                    ---------------    ---------------    ---------------
               Total Liabilities                                            695,067            543,618            681,280
                                                                    ---------------    ---------------    ---------------
Shareholders' equity:
     Preferred stock - $10.00 par value;
      authorized 200,000 shares, none issued                                      -                  -                  -
     Common stock - $2.50 par value;
      authorized 10,000,000 shares, issued shares -
      5,486,219, 4,750,447 and 5,416,731                                     13,716             11,876             13,542
     Surplus                                                                  9,019                  -              8,823
     Retained earnings                                                       49,589             43,994             48,095
     Accumulated other comprehensive income (loss)                            2,275             (1,487)             2,630
                                                                    ---------------    ---------------    ---------------
               Total Shareholders' Equity                                    74,599             54,383             73,090
                                                                    ---------------    ---------------    ---------------
               Total Liabilities and Shareholders' Equity           $       796,666    $       598,001    $       754,370
                                                                    ===============    ===============    ===============

          See accompanying notes to consolidated financial statements.

                           FNB CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                              Three Months Ended
                                                                             March 31, (unaudited)
                                                                    -------------------------------------
                                                                           2003                2002
                                                                    -----------------   -----------------
                                                                    (in thousands, except per share data)
INTEREST INCOME
     Interest and fees on loans                                     $           8,161   $           6,756
     Interest and dividends on investment securities:
          Taxable income                                                        1,583               2,220
          Non-taxable income                                                      330                 297
     Other interest income                                                         99                  29
                                                                    -----------------   -----------------
                    Total interest income                                      10,173               9,302
                                                                    -----------------   -----------------
INTEREST EXPENSE
     Deposits                                                                   2,693               3,108
     Retail repurchase agreements                                                  54                  62
     Federal Home Loan Bank advances                                              576                 361
     Federal funds purchased                                                        -                   3
     Other borrowed funds                                                          98                   -
                                                                    -----------------   -----------------
                    Total interest expense                                      3,421               3,534
                                                                    -----------------   -----------------
Net Interest Income                                                             6,752               5,768
     Provision for loan losses                                                    250                 510
                                                                    -----------------   -----------------
Net Interest Income After Provision for Loan Losses                             6,502               5,258
                                                                    -----------------   -----------------
NONINTEREST INCOME
     Service charges on deposit accounts                                        1,186                 672
     Annuity and brokerage commissions                                            102                  54
     Cardholder and merchant services income                                      190                 164
     Other service charges, commissions and fees                                  303                 200
     Bank owned life insurance                                                    148                 152
     Net gain on sales of loans                                                   678                 412
     Other income                                                                 156                  34
                                                                    -----------------   -----------------
                    Total noninterest income                                    2,763               1,688
                                                                    -----------------   -----------------
NONINTEREST EXPENSE
     Personnel expense                                                          3,354               2,555
     Net occupancy expense                                                        334                 247
     Furniture and equipment expense                                              500                 371
     Data processing services                                                     490                 197
     Other expense                                                              1,335               1,055
                                                                    -----------------   -----------------
                    Total noninterest expense                                   6,013               4,425
                                                                    -----------------   -----------------
Income Before Income Taxes                                                      3,252               2,521
Income taxes                                                                      990                 716
                                                                    -----------------   -----------------
Net Income                                                          $           2,262        $      1,805
                                                                    =================   =================
Net income per common share:
     Basic                                                          $             .42   $             .38
     Diluted                                                                      .40                 .37
                                                                    =================   =================
Weighted average number of shares outstanding:
     Basic                                                                  5,446,462           4,761,448
     Diluted                                                                5,708,381           4,869,589
                                                                    =================   =================

          See accompanying notes to consolidated financial statements.

                           FNB CORP. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

        Three Months Ended March 31, 2003 and March 31, 2002 (unaudited)

                                                                                                          Accumulated
                                                           Common Stock                                      Other
                                                     -----------------------                 Retained    Comprehensive
                                                       Shares       Amount       Surplus     Earnings    Income (Loss)     Total
                                                     ----------   ----------   ----------   ----------   -------------   ----------
                                                                              (in thousands, except share data)
Balance, December 31, 2001                            4,763,261   $   11,908   $       --   $   43,032   $         967       55,907
Comprehensive income:
     Net income                                               -            -            -        1,805               -        1,805
     Other comprehensive income:
          Unrealized securities losses,
           net of income tax benefit of $1,263                -            -            -            -          (2,454)      (2,454)
                                                                                                                         ----------
     Total comprehensive loss                                 -            -            -            -               -         (649)
                                                                                                                         ----------
Cash dividends declared, $.14 per share                       -            -            -         (662)              -         (662)
Common stock issued through:
     Stock option plan                                    4,429           11           33            -               -           44
Common stock reacquired through:
     Stock buyback program                              (17,243)         (43)         (33)        (181)              -         (257)
                                                     ----------   ----------   ----------   ----------   -------------   ----------
Balance, March 31, 2002                               4,750,447   $   11,876   $        -   $   43,994   $      (1,487)  $   54,383
                                                     ==========   ==========   ==========   ==========   =============   ==========

Balance, December 31, 2002                            5,416,731   $   13,542   $    8,823   $   48,095   $       2,630   $   73,090
Comprehensive income:
     Net income                                               -            -            -        2,262               -        2,262
     Other comprehensive income:
          Unrealized securities losses,
           net of income tax benefit of $181                  -            -            -            -            (355)        (355)
                                                                                                                         ----------
     Total comprehensive income                               -            -            -            -               -        1,907
                                                                                                                         ----------
Cash dividends declared, $.14 per share                       -            -            -         (768)              -         (768)
Common stock issued through:
     Stock option plan                                   78,980          198          368            -               -          566
Common stock reacquired through:
     Exchange related to issuance of option stock        (9,492)         (24)        (172)           -               -         (196)
                                                     ----------   ----------   ----------   ----------   -------------   ----------
Balance, March 31, 2003                               5,486,219   $   13,716   $    9,019   $   49,589   $       2,275   $   74,599
                                                     ==========   ==========   ==========   ==========   =============   ==========

          See accompanying notes to consolidated financial statements.

                           FNB CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three Months Ended
                                                                            March 31, (unaudited)
                                                                    -------------------------------------
                                                                          2003                 2002
                                                                    -----------------   -----------------
                                                                               (in thousands)
OPERATING ACTIVITIES:
     Net income                                                     $           2,262   $           1,805
     Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization of premises and equipment                 427                 306
          Provision for loan losses                                               250                 510
          Deferred income taxes (benefit)                                         (55)                (10)
          Deferred loan fees and costs, net                                        45                 (71)
          Premium amortization and discount accretion of
           investment securities, net                                             115                   9
          Amortization of intangibles                                              19                   -
          Net decrease in loans held for sale                                     548              10,329
          Increase in other assets                                               (182)               (661)
          Increase (decrease) in other liabilities                               (128)                 48
                                                                    -----------------   -----------------
                    Net Cash Provided by Operating Activities                   3,301              12,265
                                                                    -----------------   -----------------
INVESTING ACTIVITIES:
     Available-for-sale securities:
          Proceeds from maturities and calls                                   19,588               9,091
          Purchases                                                              (500)            (17,711)
     Held-to-maturity securities:
          Proceeds from maturities and calls                                   12,000                   -
          Purchases                                                           (28,006)                  -
     Net decrease (increase) in loans held for investment                      (8,177)                131
     Purchases of premises and equipment                                         (615)               (492)
     Other, net                                                                   298                  15
                                                                    -----------------   -----------------
                    Net Cash Used in Investing Activities                      (5,412)             (8,966)
                                                                    -----------------   -----------------
FINANCING ACTIVITIES:
     Net increase in deposits                                                  12,170              12,999
     Increase (decrease) in retail repurchase agreements                        1,901              (1,115)
     Decrease in federal funds purchased                                            -              (6,000)
     Common stock issued                                                          370                  44
     Common stock repurchased                                                       -                (257)
     Cash dividends paid                                                         (867)               (811)
                                                                    -----------------   -----------------
                    Net Cash Provided by Financing Activities                  13,574               4,860
                                                                    -----------------   -----------------
Net Increase in Cash and Cash Equivalents                                      11,463               8,159
Cash and cash equivalents at beginning of period                               57,582              13,617
                                                                    -----------------   -----------------
Cash and Cash Equivalents at End of Period                          $          69,045   $          21,776
                                                                    =================   =================
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest                                                  $           3,434   $           4,169
          Income taxes (refund)                                                   161                 (63)
     Noncash transactions:
          Foreclosed loans transferred to other real estate                       135                 168
          Cashless exercise of stock options                                      196                   -
          Unrealized securities losses, net of income taxes                      (355)             (2,454)

          See accompanying notes to consolidated financial statements.

                           FNB CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         FNB Corp. is a multi-bank holding company whose wholly-owned subsidiaries are the First National Bank and Trust Company ("First National Bank") and Rowan Savings Bank SSB, Inc. ("Rowan Bank"). First National Bank and Rowan Bank are collectively referred to as the "subsidiary banks". First National Bank has one wholly-owned subsidiary, First National Investor Services, Inc. Through its subsidiaries, FNB Corp. offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers primarily in the region of North Carolina that includes Chatham, Montgomery, Moore, Randolph, Richmond, Rowan and Scotland counties.

         The accompanying consolidated financial statements, prepared without audit, include the accounts of FNB Corp. and its subsidiaries (collectively the "Corporation"). All significant intercompany balances and transactions have been eliminated. The chief operating decision maker reviews the results of operations of the Corporation and its subsidiaries as a single enterprise.

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

3.       MERGER INFORMATION

         ROWAN BANCORP, INC.

         On August 1, 2002, the Corporation completed a merger for the acquisition of Rowan Bancorp, Inc. ("Rowan Bancorp"), holding company for Rowan Savings Bank SSB, Inc. ("Rowan Bank"), headquartered in China Grove, North Carolina. Per the terms of the merger agreement, Rowan Bank will be operated as a separate subsidiary of FNB Corp. for a period of not less than 24 months; provided, however, that the Board of Directors of Rowan Bank may elect to cause Rowan Bank to merge with First National Bank or another subsidiary of FNB Corp. prior to the termination of the 24-month period. At the date of merger, Rowan Bank operated three offices and, based on estimated fair values, had $134,208,000 in total assets, $95,738,000 in loans and $101,205,000 in deposits.

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

         The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Rowan Bank were recorded based on a preliminary estimate of fair values as of August 1, 2002, subject to possible adjustment during the one-year period from that date. The consolidated financial statements include the results of operations of Rowan Bank since August 1, 2002. Premiums and discounts that resulted from recording the Rowan Bancorp assets and liabilities at their respective fair values are being amortized using methods that approximate an effective yield over the life of the assets and liabilities. The net amortization increased net income before income taxes by $74,000 in the three months ended March 31, 2003.

         DOVER MORTGAGE COMPANY (Unaudited)

         On February 20, 2003, the Corporation entered into a definitive merger agreement to acquire Dover Mortgage Company ("Dover"), headquartered in Charlotte, North Carolina. Dover originates, underwrites and closes mortgage loans for sale into the secondary market. Mortgage production is sold on a service-released basis to a number of national lenders who in turn service the loans. Under the terms of the agreement, Dover will be merged with a wholly owned subsidiary of FNB Corp. formed for the purposes of effecting the merger. Dover will then become a separate subsidiary of FNB Corp. The merger will be accounted for using the purchase method of accounting for business combinations and is subject to several conditions, including approval by applicable regulatory authorities. Upon satisfaction of these conditions, the merger is anticipated to close early in the second quarter of 2003. Dover shareholders will receive a combination of common stock and cash. The merger agreement provides that generally 50% of the outstanding shares of Dover common stock will be converted into FNB Corp. common stock and the remaining 50% will be converted into cash. Subject to a maximum total payment, Dover shareholders will be entitled to additional cash consideration over the four-year period following closing, based on a percentage of Dover's pretax net income during that four-year period. Any additional cash consideration paid to Dover shareholders will be recorded as an adjustment to goodwill. At March 31, 2003, Dover operated six mortgage loan production offices and had approximately $42,302,000 in total assets and $1,630,000 in shareholders' equity.

4.       EARNINGS PER SHARE (EPS)

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

                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                             2003        2002
                                                         ----------   ----------
         Basic EPS denominator - Weighted average
          number of  common shares outstanding            5,446,462    4,761,448
         Dilutive share effect arising from assumed
          exercise of stock options                         261,919      108,141
                                                         ----------   ----------
         Diluted EPS denominator                          5,708,381    4,869,589
                                                         ==========   ==========

         For the three months ended March 31, 2003 and 2002, there were 2,500 and 10,233 stock options, respectively, that were antidilutive since the exercise price exceeded the average market price. These common stock equivalents were omitted from the calculations of diluted EPS for their respective periods.

5.       STOCK OPTIONS

         The Corporation accounts for awards under employee stock-based compensation plans using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, no compensation cost has been recognized for such awards in the consolidated financial statements. The pro forma effect on net income and earnings per share as if the compensation cost that would have been determined under the fair value method had been recorded in the consolidated financial statements, pursuant to the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123", is disclosed as follows, for stock option grants in 1995 and subsequent years.

                                                                  Three Months Ended
                                                                      March 31,
                                                               ----------------------
                                                                   2003      2002
                                                               ----------  ----------
                                                               (in thousands, except
                                                                   per share data)
         Net income, as reported                               $    2,262  $    1,805
         Less: Stock-based compensation cost determined
          under fair value method, net of related tax effects          85          85
                                                               ----------  ----------
         Net income, pro forma                                 $    2,177  $    1,720
                                                               ==========  ==========
         Net income per share:
              Basic:
                   As reported                                 $      .42  $      .38
                   Pro forma                                          .40         .36

              Diluted:
                   As reported                                        .40         .37
                   Pro forma                                          .38         .35

6.       LOANS

         Loans as presented are reduced by net deferred loan fees of $826,000, $443,000 and $781,000 at March 31, 2003, March 31, 2002 and December
         31, 2002, respectively.

7.       ALLOWANCE FOR LOAN LOSSES

         Changes in the allowance for loan losses were as follows:

                                                           Three Months Ended
                                                               March 31,
                                                         ----------------------
                                                            2003        2002
                                                         ----------  ----------
                                                             (in thousands)

         Balance at beginning of    period               $    6,109  $    4,417
         Charge-offs                                            214         383
         Recoveries                                              24          29
                                                         ----------  ----------
                  Net loan charge-offs                          190         354
         Provision for loan losses                              250         510
                                                         ----------  ----------

         Balance at end of period                        $    6,169  $    4,573
                                                         ==========  ==========

8.       SUPPLEMENTARY INCOME STATEMENT INFORMATION

         Significant components of other expense were as follows:

                                                           Three Months Ended
                                                               March 31,
                                                         ----------------------
                                                            2003        2002
                                                         ----------  ----------
                                                             (in thousands)

         Stationery, printing and supplies               $      154  $      128
         Advertising and marketing                              118         103

9.       INTANGIBLE ASSETS

         BUSINESS COMBINATIONS

         For intangible assets related to business combinations, the following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the carrying amount of unamortized intangible assets:

                                                  March 31,
                                             ---------------------  December 31,
                                               2003        2002        2002
                                             ---------  ----------  ------------
                                                       (in thousands)
         Amortized intangible assets:
              Core deposit premium related
                 to whole bank acquisition:
                    Carrying amount            $   256     $     -       $   256
                    Accumulated amortization        49           -            30
                                               -------     -------       -------
                    Net core deposit premium   $   207     $     -       $   226
                                               =======     =======       =======
         Unamortized intangible assets:
              Goodwill - Carrying amount       $12,601     $     -       $12,601
                                               =======     =======       =======

         Amortization of intangibles totaled $30,000 for core deposit premiums in 2002 and $19,000 for the three months ended March 31, 2003. The estimated amortization expense for core deposit premiums for the years ending after December 31, 2002 is as follows: $68,000 in 2003, $56,000 in 2004, $44,000 in 2005, $32,000 in 2006, $19,000 in 2007 and $7,000
         in 2008.

         MORTGAGE SERVICING RIGHTS

         The following is an analysis of mortgage servicing rights included in other assets on the consolidated balance sheet:

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            2003        2002
                                                         ----------  ----------
                                                             (in thousands)

         Balance at beginning of period                  $    1,052  $      482
         Servicing rights capitalized                           223         269
         Amortization expense                                    67          32
         Change in valuation allowance                            -           -
                                                         ----------  ----------

         Balance at end of period                        $    1,208  $      719
                                                         ==========  ==========

         The estimated amortization expense for mortgage servicing rights for the years ending after December 31, 2002 is as follows: $347,000 in 2003, $347,000 in 2004, $347,000 in 2005 and $11,000 in 2006. The
         estimated amortization expense is based on current information at December 31, 2002 regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

10. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT - GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES

         In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FASB Interpretation No. 45"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FASB Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FASB Interpretation No. 45 issued or modified after December 31, 2002.

         The Corporation issues standby letters of credit whereby the Corporation guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets.

         At March 31, 2003, the maximum potential amount of undiscounted future payments related to standby letters of credit was $106,000. Due to insignificance, the Corporation has recorded no liability at March 31, 2003 for the current carrying amount of the obligation to perform as a guarantor.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of this discussion and analysis is to assist in the understanding and evaluation of the financial condition, changes in financial condition and results of operations of FNB Corp. (the "Parent Company") and its wholly-owned subsidiaries, First National Bank and Trust Company ("First National Bank") and Rowan Savings Bank SSB, Inc. ("Rowan Bank"), collectively referred to as the "Corporation". This discussion should be read in conjunction with the financial information appearing elsewhere in this report.

OVERVIEW

         On August 1, 2002, the Corporation completed a merger for the acquisition of Rowan Bancorp, Inc. ("Rowan Bancorp"), holding company for Rowan Savings Bank SSB, Inc. ("Rowan Bank"), headquartered in China Grove, North Carolina. Per the terms of the merger agreement, Rowan Bank will be operated as a separate subsidiary of FNB Corp. for a period of not less than 24 months; provided, however, that the Board of Directors of Rowan Bank may elect to cause Rowan Bank to merge with First National Bank or another subsidiary of FNB Corp. prior to the termination of the 24-month period. At the date of merger, Rowan Bank operated three offices and, based on estimated fair values, had $134,208,000 in total assets, $95,738,000 in loans and $101,205,000 in deposits.
Pursuant to the terms of the merger, each share of Rowan Bancorp common stock was converted into either 2.3715 shares of FNB Corp. common stock or $36.00 in cash or a combination of stock and cash, the overall conversion to stock being limited to 45% of Rowan Bancorp shares. The aggregate purchase price was $21,830,000, consisting of $11,205,000 of cash payments, 603,859 shares of FNB Corp. common stock valued at $9,094,000 and outstanding Rowan Bancorp stock options valued at $1,531,000. The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Rowan Bank were recorded based on a preliminary estimate of fair values as of August 1, 2002, subject to possible adjustment during the one-year period from that date. The consolidated financial statements include the results of operations of Rowan Bank since August 1, 2002.

         On February 20, 2003, the Corporation entered into a definitive merger agreement to acquire Dover Mortgage Company ("Dover"), headquartered in Charlotte, North Carolina. Dover originates, underwrites and closes mortgage loans for sale into the secondary market. Mortgage production is sold on a service-released basis to a number of national lenders who in turn service the loans. Under the terms of the agreement, Dover will be merged with a wholly owned subsidiary of FNB Corp. formed for the purposes of effecting the merger. Dover will then become a separate subsidiary of FNB Corp. The merger will be accounted for using the purchase method of accounting for business combinations and is subject to several conditions, including approval by applicable regulatory authorities. Upon satisfaction of these conditions, the merger is anticipated to close early in the second quarter of 2003. Dover shareholders will receive a combination of common stock and cash. The merger agreement provides that generally 50% of the outstanding shares of Dover common stock will be converted into FNB Corp. common stock and the remaining 50% will be converted into cash. Subject to a maximum total payment, Dover shareholders will be entitled to additional cash consideration over the four-year period following closing, based on a percentage of Dover's pretax net income during that four-year period. At December 31, 2002, Dover operated six mortgage loan production offices and had approximately $44,961,000 in total assets and $2,204,000 in shareholders' equity.

         The Corporation earned $2,262,000 in the first quarter of 2003, a 25.3% increase over the same period in 2002. Basic earnings per share increased from $.38 to $.42 and diluted earnings per share increased from $.37 to $.40 for percentage increases of 10.5% and 8.1%, respectively. As noted above, Rowan Bank was acquired as a subsidiary through a merger effective August 1, 2002, impacting both net income and the calculation of earnings per share since that time. Total assets were $769,666,000 at March 31, 2003, up 28.7% from March 31, 2002, largely reflecting the acquisition of Rowan Bank, and up 2.0% from December 31, 2002. Loans amounted to $509,458,000 at March 31 2003, increasing 33.9% from March 31, 2002 and 1.4% from December 31, 2002. Total deposits were up 22.5% from March 31, 2002 and 2.0% from December 31, 2002, amounting to $604,396,000 at March 31, 2003.

CRITICAL ACCOUNTING POLICIES

         The Corporation's significant accounting policies are set forth in Note 1 to the Consolidated Financial Statements contained in the Form 10-K Annual Report for the fiscal year ended December 31, 2002. Of these significant accounting policies, the Corporation considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management's most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Corporation has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation's allowance for loan losses and related matters, see "Asset Quality".

EARNINGS REVIEW

         The Corporation's net income increased $457,000 or 25.3% in the first quarter of 2003 compared to the same period of 2002, reflecting in part the acquisition of Rowan Bank on August 1, 2002 as discussed above. Earnings were positively impacted in the first quarter of 2003 by increases of $984,000 in net interest income and $1,075,000 in noninterest income and by a $260,000 reduction in the provision for loan losses. These gains were significantly offset, however, by a $1,588,000 increase in noninterest expense. Noninterest income has been favorably impacted by the increase in service charges on deposit accounts resulting from the implementation of an overdraft protection program in July 2002 and by the increase in the net gain on sales of loans as long-term conforming mortgage rates have remained at historical lows.

         On an annualized basis, return on average assets decreased from 1.21% in the first quarter of 2002 to 1.20% in the first quarter of 2003. Return on average shareholders' equity decreased from 12.68% to 12.23% in comparing the same periods. In the first quarter of 2003, return on tangible assets and equity (calculated by deducting average goodwill from average assets and from average equity) amounted to 1.22% and 14.74%, respectively.

NET INTEREST INCOME

         Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

         Net interest income was $6,752,000 in the first quarter of 2003 compared to $5,768,000 in the same period of 2002. This increase of $984,000 or 17.1% was largely due to the acquisition of Rowan Bank on August 1, 2002 as discussed above, which was the primary factor resulting in a 25.0% increase in the level of average earning assets, the effect of which was partially offset by a decline in the net yield on earning assets, or net interest margin, from 4.43% in the first quarter of 2002 to 4.11% in the same period of 2003. On a taxable equivalent basis, the increase in net interest income in the first quarter of 2003 was $968,000, reflecting changes in the relative mix of taxable and non-taxable earning assets in each period.

         Table 1 on page 24 sets forth for the periods indicated information with respect to the Corporation's average balances of assets and liabilities, as well as the total dollar amounts of interest income (taxable equivalent basis) from earning assets and interest expense on interest-bearing liabilities, resultant rates earned or paid, net interest income, net interest spread and net yield on earning assets. Net interest spread refers to the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. Net yield on earning assets, or net interest margin, refers to net interest income divided by average earning assets and is influenced by the level and relative mix of earning assets and interest-bearing liabilities. Changes in net interest income on a taxable equivalent basis, as measured by volume and rate variances, are also analyzed in Table 1. Volume refers to the average dollar level of earning assets and interest-bearing liabilities.

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

         The Corporation's net interest margin and net interest spread have been negatively impacted in 2003 due in part to the last reduction in the prime rate in November 2002 but also because of the cumulative effect of the reductions in yields on fixed rate earning assets over an extended period.

         The prime rate averaged 4.25% in the first quarter of 2003 compared to 4.75% in the 2002 first quarter. The net interest spread, in comparing first quarter periods, declined by 17 basis points from 4.02% in 2002 to 3.85% in 2003 reflecting the effect of a decrease in the average total yield on earning assets that more than offset the decrease in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets decreased by 91 basis points from 7.01% in 2002 to 6.10% in 2003, while the cost of funds decreased by 74 basis points from 2.99% to 2.25%.

PROVISION FOR LOAN LOSSES

         This provision is the charge against earnings to provide an allowance or reserve for probable losses inherent in the loan portfolio. The amount of each period's charge is affected by several considerations including management's evaluation of various risk factors in determining the adequacy of the allowance (see "Asset Quality"), actual loan loss experience and loan portfolio growth. Earnings were positively impacted in the first quarter of 2003 by a $260,000 decrease in the provision.

         The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.22% at March 31, 2003, 1.21% at March 31, 2002 and 1.22% at December 31, 2002. The level of the allowance and the resulting percentage relationship to loans held for investment has been influenced in recent periods by asset quality considerations, increases in historical charge-off trends and general economic conditions.

NONINTEREST INCOME

         Noninterest income increased $1,075,000 or 63.7% in the first quarter of 2003 compared to the same period in 2002, reflecting in part the acquisition of Rowan Bank on August 1, 2002 as discussed above and also the general increase in the volume of business. The increase was primarily due to a $514,000 increase in service charges on deposit accounts and to a $266,000 increase in the net gain on sales of loans. The increase in service charges on deposit accounts was primarily due to the implementation of an overdraft protection program in July 2002. Other factors favorably affecting the level of service charges on deposit accounts in 2003 were the selected increases in service charge rates that became effective in the 2002 third quarter and the increase in the level of deposit accounts subject to service charges. The net gain on sales of loans was affected in 2003 by long-term conforming mortgage rates that have remained at historical lows.

NONINTEREST EXPENSE

         Noninterest expense was $1,588,000 or 35.9% higher in the first quarter of 2003 compared to the same period in 2002, due in part to the acquisition of Rowan Bank on August 1, 2002 as discussed above. The largest factor resulting in higher noninterest expense was the generally increased level of personnel expense, which was impacted by increased staffing requirements in addition to what was attributable to the initial acquisition of Rowan Bank, by normal salary adjustments and by higher costs of fringe benefits. The cost of data processing services was higher in 2003 because of the outside data processing services employed by Rowan Bank until the conversion to an in-house system in March 2003, with the conversion project separately resulting in $140,000 in expenses. Other expense was affected in 2003 by expenses related to the new overdraft protection program (see "Noninterest Income").

INCOME TAXES

         The effective income tax rate increased from 28.4% in the first quarter of 2002 to 30.4% in the same period of 2003 due principally to an increase in the ratio of taxable to non-taxable income.

LIQUIDITY

         Liquidity refers to the continuing ability of the subsidiary banks to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to the Parent Company for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from five major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold, (c) lines for the purchase of federal funds from other banks, (d) the lines of credit established at the Federal Home Loan Bank totaling $103,400,000, less existing advances against those lines, and (e) the investment securities portfolio. All debt securities are of investment grade quality and, if the need arises, can be promptly liquidated on the open market or pledged as collateral for short-term borrowing.

         Consistent with the general approach to liquidity, the subsidiary banks as a matter of policy do not solicit or accept brokered deposits for funding asset growth. Instead, loans and other assets are based primarily on a core of local deposits and the subsidiary bank's capital position. To date, the steady increase in deposits, retail repurchase agreements and capital, supplemented by Federal Home Loan Bank advances, has been adequate to fund loan demand in each subsidiary bank's market area, while maintaining the desired level of immediate liquidity and a substantial investment securities portfolio available for both immediate and secondary liquidity purposes.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

         In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at March 31, 2003 are discussed below.

         Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At March 31, 2003, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $149,640,000. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

         Standby letters of credit are commitments issued by the Corporation to guarantee the performance of a customer to a third party. At March 31, 2003, the maximum potential amount of undiscounted future payments related to standby letters of credit was $106,000. Due to insignificance, the Corporation has recorded no liability at March 31, 2003 for the current carrying amount of the obligation to perform as a guarantor. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets.

         Binding commitments for the origination of mortgage loans intended to be held for sale at March 31, 2003 were not material. There were no such binding commitments at March 31, 2002.

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

         The Corporation's balance sheet was liability-sensitive at March 31, 2003. A liability-sensitive position means that, for cumulative gap measurement periods of one year or less, there are more liabilities than assets subject to immediate repricing as market rates change. Because immediately rate sensitive interest-bearing liabilities exceed rate sensitive assets, the earnings position could improve in a declining rate environment and could deteriorate in a rising rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

CAPITAL ADEQUACY

         Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution's ongoing trading activities. At March 31, 2003, FNB Corp. and each of the subsidiary banks were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital. Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%. At March 31, 2003, FNB Corp. had a total capital ratio of 12.00% and a Tier 1 capital ratio of 10.87%. First National Bank and Rowan Bank had total capital ratios of 13.21% and 13.56%, respectively, and Tier 1 capital ratios of 12.11% and 12.31%, respectively.

         The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At March 31, 2003, FNB Corp. had a leverage capital ratio of 8.05%. First National Bank and Rowan Bank had leverage capital ratios of 9.15% and 8.15%, respectively.

         First National Bank and Rowan Bank are also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, a bank must have a minimum ratio for total capital of 10.00%, for Tier 1 capital of 6.00% and for leverage capital of 5.00%. As noted above, both First National Bank and Rowan Bank met all of those ratio requirements at March 31, 2003 and, accordingly, are well-capitalized under the regulatory framework for prompt corrective action.

BALANCE SHEET REVIEW

         Total assets at March 31, 2003 were $171,665,000 or 28.7% higher than at March 31, 2002, largely reflecting the acquisition of Rowan Bank as discussed in the "Overview", and were $15,296,000 or 2.0% higher than at December 31, 2002. Similarly, deposits were ahead by $111,167,000 or 22.5% and $12,042,000 or 2.0%. The level of total assets was also affected by advances from the Federal Home Loan Bank to First National Bank, which at March 31, 2003 had increased by $15,000,000 compared to March 31, 2002 and was unchanged compared to December 31, 2002. Additionally, the level of Federal Home Loan Bank advances was further increased by advances totaling $8,000,000, exclusive of fair value adjustments, which resulted from the Rowan Bank acquisition. The level of funds provided by retail repurchase agreements at March 31, 2003 had increased by $5,631,000 from March 31, 2002 and by $1,901,000 from December 31, 2002. Average assets increased 26.9% in the first quarter of 2003 compared to the same period in 2002, while average deposits increased 21.4%.

INVESTMENT SECURITIES

         Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. In general, because of economic and interest rate uncertainties, a higher than normal level of the proceeds from investment maturities and calls were held in a liquid status at March 31, 2003, leading to a $18,429,000 or 11.0% reduction in the level of investment securities compared to March 31, 2002. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs. As noted above, the level of funds temporarily invested as federal funds sold or as interest-bearing balances at other banks was higher than normal at March 31, 2003.

LOANS

         The Corporation's primary source of revenue and largest component of earning assets is the loan portfolio. Due primarily to the acquisition of Rowan Bank on August 1, 2002 as discussed in the "Overview", loans increased $128,852,000 or 33.9% during the twelve-month period ended March 31, 2003. The loan increase during the first quarter of 2003 was $7,116,000 or 1.4%. Average loans were $124,669,000 or 32.5% higher in the first quarter of 2003 than in the same period of 2002. The ratio of average loans to average deposits, in comparing first quarter periods, increased from 78.7% in 2002 to 85.9% in 2003. The ratio of loans to deposits at March 31, 2003 was 84.3%.

         While the level of the entire loan portfolio has been adversely affected for an extended period by the general slowdown in the economy, the portfolios related to commercial and agricultural loans, construction loans and commercial and other real estate loans experienced gains during the twelve-month period ended March 31, 2003, exclusive of the initial impact of the Rowan Bank acquisition on August 1, 2002. Commercial and agricultural loans also experienced gains during the first quarter of 2003. The balance of the 1-4 family residential mortgage loan portfolio, exclusive of the initial impact of the Rowan Bank acquisition, has been affected by the high level of refinancing activity, especially since certain loans previously included in the "held for investment" category were refinanced and subsequently sold.

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

         At March 31, 2003, the Corporation had impaired loans which totaled $3,242,000, of which, loans totaling $3,180,000 were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $1,374,000. At March 31, 2002, the Corporation had impaired loans which totaled $852,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $450,000. At December 31, 2002, the Corporation had impaired loans which totaled $3,211,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $1,401,000.

         At March 31, 2003, nonperforming loans were $7,098,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $4,525,000 and $2,573,000, respectively. At March 31, 2002, nonperforming loans were $4,423,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $4,121,000 and $302,000, respectively. At December 31, 2002, nonperforming loans were $6,212,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $4,944,000 and $1,268,000, respectively.

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

         The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.22% at March 31, 2003, 1.21% at March 31, 2002 and 1.22% at December 31, 2002. The level of the allowance and the resulting percentage relationship to loans held for investment has been influenced in recent periods by asset quality considerations, increases in historical charge-off trends and general economic conditions.

         Management believes the allowance for loan losses of $6,169,000 at March 31, 2003 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management's judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Corporation.

         The following table presents an analysis of the changes in the allowance for loan losses.

                                                           Three Months Ended
                                                               March 31,
                                                         ----------------------
                                                            2003        2002
                                                         ----------  ----------
                                                             (in thousands)
         Balance at beginning of period                  $    6,109  $    4,417
         Charge-offs                                            214         383
         Recoveries                                              24          29
                                                         ----------  ----------
                  Net loan charge-offs                          190         354
         Provision for loan losses                              250         510
                                                         ----------  ----------

         Balance at end of period                        $    6,169  $    4,573
                                                         ==========  ==========

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

         In addition to the acquisition of Rowan Bank on August 1, 2002 as discussed in the "Overview", the level and mix of deposits has been specifically affected by the following factors. Money market deposits, excluding the amount of Rowan Bank deposits initially added on August 1, 2002, had the most significant growth of any component of deposits, increasing $22,039,000 during the twelve-month period ended March 31, 2003 and $7,103,000 during the first quarter of 2003. By similar comparison, interest-bearing demand deposits have also grown significantly, increasing $11,777,000 during the twelve-month period ended March 31, 2003, while declining $1,292,000 during the first quarter of 2003. Time deposits, reflecting the effect of interest rate declines, decreased $30,437,000 during the twelve-month period ended March 31, 2003, although registering a $598,000 increase during the first quarter of 2003. Further, the level of time deposits obtained from governmental units fluctuates, amounting to $43,688,000, $59,853,000 and $42,323,000 at March 31, 2003, March 31, 2002 and
December 31, 2002, respectively.

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

         As also discussed in the "Overview" and in Note 3 to Consolidated Financial Statements, on February 20, 2003, the Corporation entered into a definitive merger agreement to acquire Dover Mortgage Company ("Dover"), headquartered in Charlotte, North Carolina. Under the terms of the agreement, Dover will be merged with a wholly-owned subsidiary of FNB Corp. formed for the purposes of effecting the merger. Dover will then become a separate subsidiary of FNB Corp. The merger is anticipated to close early in the second quarter of 2003.

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

ACCOUNTING PRONOUNCEMENT MATTERS

         In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. Those costs include, but are not limited to, the following: (a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits), (b) costs to terminate a contract that is not a capital lease and (c) costs to consolidate facilities or relocate employees. SFAS No. 146 does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, "Accounting for Asset Retirement Obligations". A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Corporation adopted the provisions of SFAS No. 146 with no effect on its consolidated financial statements.

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosure about the effects of reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. These provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. The Corporation has adopted the disclosure provisions.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FASB Interpretation No. 45"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FASB Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FASB Interpretation No. 45 issued or modified after December 31, 2002. The Corporation issues standby letters of credit whereby the Corporation guarantees performance if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. Information concerning standby letters of credit is presented in "Commitments, Contingencies and Off-Balance Sheet Risk" and in Note 10 to the Consolidated Financial Statements.

         In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" (FASB Interpretation No. 46"), which addresses consolidation by business enterprises of variable interest entities. Under FASB Interpretation No. 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder's involvement with the entity, and the nature of its involvement with the entity, and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity's obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditors (or beneficial interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary. FASB Interpretation No. 46 is effective for the first fiscal year or interim period beginning after June 15, 2003. The impact of adoption on the Corporation is not known at this time.

CAUTIONARY STATEMENT FOR PURPOSE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as "believes", "expects", "plans", "projects", "goals", "estimates", "may", "could", "should", or "anticipates" or the negative thereof or other variations thereon of comparable terminology, or by discussions of strategy that involve risks and uncertainties. In addition, from time to time, the Corporation or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Corporation with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Corporation. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Corporation wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect the Corporation's actual results, causing actual results to differ materially from those in any forward-looking statement. These factors include: (i) expected cost savings from the Corporation's acquisitions described in the Overview may not materialize within the expected time frame, (ii) revenues following the acquisitions may not meet expectations, (iii) costs or difficulties related to the integration of the businesses of the companies acquired may be greater than anticipated, (iv) competitive pressure in the banking industry or in the Corporation's markets may increase significantly, (v) changes in the interest rate environment may reduce margins, (vi) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration, (vii) changes may occur in banking legislation and in the environment, (viii) changes may occur in general business conditions and inflation and (ix) changes may occur in the securities markets. Readers should also consider information on risks and uncertainties contained in the discussions of competition, supervision and regulation, and effect of governmental policies contained in the Corporation's most recent Annual Report on Form 10-K.

TABLE 1
AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS

THREE MONTHS ENDED MARCH 31                                          2003                                  2002
                                                     ------------------------------------   ------------------------------------
                                                                                Average                                Average
                                                                   Interest      Rates                    Interest      Rates
                                                      Average       Income/     Earned/      Average      Income/      Earned/
                                                      Balance       Expense      Paid        Balance      Expense       Paid
                                                     ----------   ----------   ----------   ----------   ----------   ----------
                                                                   (Taxable Equivalent Basis, Dollars in Thousands)
EARNING ASSETS
Loans (2) (3)                                        $  508,270   $    8,202         6.52%  $  383,601   $    6,796         7.16%
Investment securities (2):
     Taxable income                                     122,426        1,692         5.53      139,960        2,376         6.79
     Non-taxable income                                  28,662          522         7.29       24,993          465         7.44
Other earning assets                                     35,158          105         1.21        7,110           29         1.66
                                                     ----------   ----------   ----------   ----------   ----------   ----------
          Total earning assets                          694,516       10,521         6.10      555,664        9,666         7.01
                                                     ----------   ----------   ----------   ----------   ----------   ----------
Cash and due from banks                                  15,485                                 11,859
Goodwill                                                 12,601                                      -
Other assets, net                                        31,817                                 27,061
                                                     ----------                             ----------
          Total Assets                               $  754,419                             $  594,584
                                                     ==========                             ==========
INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
     Demand deposits                                 $   81,289          122         0.61   $   59,942           97         0.66
     Savings deposits                                    50,365           85         0.68       34,585           85         1.00
     Money market deposits                               73,539          264         1.46       50,205          243         1.96
     Certificates and other time deposits               328,026        2,222         2.75      291,044        2,683         3.74
Retail repurchase agreements                             17,959           54         1.23       13,617           62         1.83
Federal Home Loan Bank advances                          53,380          576         4.37       30,000          361         4.88
Federal funds purchased                                      53            -         1.61          638            3         2.03
Other borrowed funds                                     11,000           98         3.61            -            -            -
                                                     ----------   ----------   ----------   ----------   ----------   ----------
          Total interest-bearing liabilities            615,611        3,421         2.25      480,031        3,534         2.99
                                                     ----------   ----------   ----------   ----------   ----------   ----------
Noninterest-bearing demand deposits                      58,621                                 51,600
Other liabilities                                         6,214                                  6,024
Shareholders' equity                                     73,973                                 56,929
                                                     ----------                             ----------
          Total Liabilities and
           Shareholders' Equity                      $  754,419                             $  594,584
                                                     ==========                             ==========
Net Interest Income and Spread                                    $    7,100         3.85%               $    6,132         4.02%
                                                                  ==========   ==========                ==========   ==========
Net Yield on Earning Assets                                                          4.11%                                  4.43%
                                                                               ==========                             ==========

THREE MONTHS ENDED MARCH 31
                                                                2003 Versus 2002
                                                     ------------------------------------
                                                        Interest Variance
                                                            due to (1)
                                                     -----------------------       Net
                                                       Volume        Rate        Change
                                                     ----------   ----------   ----------
                                                      (Taxable Equivalent Basis, Dollars
                                                                 in Thousands)
EARNING ASSETS
Loans (2) (3)                                        $    2,052   $     (646)  $    1,406
Investment securities (2):
     Taxable income                                        (276)        (408)        (684)
     Non-taxable income                                      67          (10)          57
Other earning assets                                         86          (10)          76
                                                     ----------   ----------   ----------
          Total earning assets                            1,929       (1,074)         855
                                                     ----------   ----------   ----------
Cash and due from banks
Goodwill
Other assets, net

          Total Assets

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
     Demand deposits                                         33           (8)          25
     Savings deposits                                        32          (32)           -
     Money market deposits                                   93          (72)          21
     Certificates and other time deposits                   311         (772)        (461)
Retail repurchase agreements                                 16          (24)          (8)
Federal Home Loan Bank advances                             256          (41)         215
Federal funds purchased                                      (2)          (1)          (3)
Other borrowed funds                                         98            -           98
                                                     ----------   ----------   ----------
          Total interest-bearing liabilities                837         (950)        (113)
                                                     ----------   ----------   ----------
Noninterest-bearing demand deposits
Other liabilities
Shareholders' equity

          Total Liabilities and
           Shareholders' Equity
Net Interest Income and Spread                       $    1,092   $     (124)  $      968
                                                     ==========   ==========   ==========
Net Yield on Earning Assets

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

         The Corporation's market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The structure of the Corporation's loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. The Corporation does not maintain a trading account nor is the Corporation subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the Corporation's asset/liability management function, which is discussed above in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Asset/Liability Management and Interest Rate Sensitivity".

         Management does not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis prepared and presented in conjunction with the Form 10-K Annual Report for the fiscal year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

         Based on their evaluation of the Corporation's disclosure controls and procedures, which was completed within 90 days prior to the filing of this report, the Chief Executive Officer and the Chief Financial Officer of the Corporation have concluded that the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In reaching this conclusion, the Corporation's Chief Executive Officer and Chief Financial Officer determined that the Corporation's disclosure controls and procedures are effective in ensuring that such information is accumulated and communicated to the Corporation's management to allow timely decisions regarding required disclosure.

         There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits.

                Exhibits to this report are listed in the index to exhibits on pages 29 and 30 of this report.

        (b)     Reports on Form 8-K.

                No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               FNB Corp.
                                               (Registrant)


Date: May 12, 2003                             By: /s/ Jerry A. Little
                                                   -----------------------------
                                                       Jerry A. Little
                                                       Treasurer and Secretary
                                                       (Principal Financial and
                                                       Accounting Officer)

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

 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 12, 2003                             /s/ Michael C. Miller
                                               ---------------------------------
                                                   Michael C. Miller
                                                   Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003                             /s/ Jerry A. Little
                                               ---------------------------------
                                                   Jerry A. Little
                                                   Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT NO.                               DESCRIPTION OF EXHIBIT
----------                                ----------------------

   2.10 Agreement and Plan of Merger dated as of February 11, 2002 by and between the Registrant and Rowan Bancorp, Inc., incorporated herein by reference to Exhibit 2.10 to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 2001.

   2.11 Merger Agreement dated as of February 20, 2003 by and among the Registrant, Dover Mortgage Company and the shareholders of Dover Mortgage Company, incorporated herein by reference to Exhibit 2.11 to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 2002.

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

EXHIBIT NO.                               DESCRIPTION OF EXHIBIT
----------                                ----------------------

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

   10.34* Employment Agreement dated as of August 1, 2002 between Rowan Savings Bank SSB, Inc. and Bruce D. Jones, incorporated herein by reference to the Registrant's Form 10-Q Quarterly Report for the quarter ended September 30, 2002.

   99                    Certification Pursuant to Section 906 of the
                         Sarbanes-Oxley Act of 2002.

----------
*  Management contract, or compensatory plan or arrangement.