Form 10-Q
period 2003-06-30
FNB CORP/NC
filed 2003-08-19
CIK 764811

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

Commission File Number 0-13823

FNB CORP.

(Exact name of Registrant as specified in its charter)

North Carolina	56-1456589
(State of incorporation)	(I.R.S. Employer Identification No.)

101 Sunset Avenue, Asheboro, North Carolina 27203

(Address of principal executive offices)

(336) 626-8300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐  No  ☒

The registrant had 5,668,280 shares of $2.50 par value common stock outstanding at August 1, 2003.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FNB Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30, (unaudited)		December 31, 2002
	2003	2002
	(in thousands, except share data)
ASSETS
Cash and due from banks	$22,940	$12,379	$15,944
Interest-bearing bank balances	28,776	—	14,819
Federal funds sold	1,951	8,364	26,819
Investment securities:
Available for sale, at estimated fair value (amortized cost of $88,374, $154,926 and $125,151)	92,276	157,780	129,136
Held to maturity (estimated fair value of $55,915 and $24,843)	55,150	—	24,721
Loans:
Loans held for sale	44,143	979	2,787
Loans held for investment	517,024	387,285	499,555
Less allowance for loan losses	(6,038)	(4,672)	(6,109)

Net loans	555,129	383,592	496,233

Premises and equipment, net	14,564	10,310	14,071
Goodwill	16,343	—	12,601
Other assets	21,653	19,224	20,026

Total Assets	$808,782	$591,649	$754,370

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$66,933	$52,692	$58,306
Interest-bearing deposits:
Demand, savings and money market deposits	212,368	155,486	207,271
Time deposits of $100,000 or more	108,943	103,674	113,776
Other time deposits	206,948	169,936	213,001

Total deposits	595,192	481,788	592,354
Retail repurchase agreements	20,057	14,681	17,427
Federal Home Loan Bank advances	53,345	30,000	53,388
Other borrowed funds	52,027	—	11,000
Other liabilities	8,365	6,179	7,111

Total Liabilities	728,986	532,648	681,280

Shareholders’ equity:
Preferred stock—$10.00 par value; authorized 200,000 shares, none issued	—	—	—
Common stock—$2.50 par value; authorized 10,000,000 shares, issued shares—5,653,800, 4,755,497 and 5,416,731	14,135	11,889	13,542
Surplus	11,609	29	8,823
Retained earnings	51,478	45,199	48,095
Accumulated other comprehensive income	2,574	1,884	2,630

Total Shareholders’ Equity	79,796	59,001	73,090

Total Liabilities and Shareholders’ Equity	$808,782	$591,649	$754,370

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2003	2002	2003	2002
	(in thousands, except per share data)
Interest Income
Interest and fees on loans	$8,170	$6,690	$16,331	$13,446
Interest and dividends on investment securities:
Taxable income	1,358	2,288	2,941	4,508
Non-taxable income	402	286	732	583
Other interest income	86	17	185	46

Total interest income	10,016	9,281	20,189	18,583

Interest Expense
Deposits	2,523	2,820	5,216	5,928
Retail repurchase agreements	48	62	102	124
Federal Home Loan Bank advances	582	365	1,158	726
Federal funds purchased	1	5	1	8
Other borrowed funds	388	—	486	—

Total interest expense	3,542	3,252	6,963	6,786

Net Interest Income	6,474	6,029	13,226	11,797
Provision for loan losses	830	530	1,080	1,040

Net Interest Income After Provision for Loan Losses	5,644	5,499	12,146	10,757

Noninterest Income
Mortgage loan sales	4,234	258	4,912	670
Service charges on deposit accounts	1,239	689	2,425	1,361
Annuity and brokerage commissions	391	86	493	140
Cardholder and merchant services income	226	190	416	354
Other service charges, commissions and fees	123	186	426	386
Bank owned life insurance	148	152	296	304
Other income	128	124	284	158

Total noninterest income	6,489	1,685	9,252	3,373

Noninterest Expense
Personnel expense	5,078	2,680	8,432	5,235
Net occupancy expense	365	246	699	493
Furniture and equipment expense	551	373	1,051	744
Data processing services	269	216	759	413
Other expense	1,909	1,035	3,244	2,090

Total noninterest expense	8,172	4,550	14,185	8,975

Income Before Income Taxes	3,961	2,634	7,213	5,155
Income taxes	1,281	760	2,271	1,476

Net Income	$2,680	$1,874	$4,942	$3,679

Net income per common share:
Basic	$.48	$.39	$.89	$.77
Diluted	.45	.38	.85	.75

Weighted average number of shares outstanding:
Basic	5,626,471	4,754,396	5,536,964	4,757,903
Diluted	5,929,445	4,900,892	5,819,524	4,885,328

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Six Months Ended June 30, 2003 and June 30, 2002 (unaudited)

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands, except share data)
Balance, December 31, 2001	4,763,261	$11,908	$—	$43,032	$967	$55,907
Comprehensive income:
Net income	—	—	—	3,679	—	3,679
Other comprehensive income:
Unrealized securities gains, net of income taxes of $472	—	—	—	—	917	917

Total comprehensive income	—	—	—	—	—	4,596

Cash dividends declared, $.28 per share	—	—	—	(1,331)	—	(1,331)
Common stock issued through:
Stock option plan	9,479	24	62	—	—	86
Common stock repurchased	(17,243)	(43)	(33)	(181)	—	(257)

Balance, June 30, 2002	4,755,497	$11,889	$29	$45,199	$1,884	$59,001

Balance, December 31, 2002	5,416,731	$13,542	$8,823	$48,095	$2,630	$73,090
Comprehensive income:
Net income	—	—	—	4,942	—	4,942
Other comprehensive income:
Unrealized securities losses, net of income tax benefit of $27	—	—	—	—	(56)	(56)

Total comprehensive income	—	—	—	—	—	4,886

Cash dividends declared, $.28 per share	—	—	—	(1,559)	—	(1,559)
Common stock issued through:
Stock option plan	120,421	302	614	—	—	916
Merger acquisition of subsidiary company	126,140	315	2,344	—	—	2,659
Common stock reacquired through:
Exchange related to issuance of option stock	(9,492)	(24)	(172)	—	—	(196)

Balance, June 30, 2003	5,653,800	$14,135	$11,609	$51,478	$2,574	$79,796

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, (unaudited)
	2003	2002
	(in thousands)
Operating Activities:
Net income	$4,942	$3,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	885	611
Provision for loan losses	1,080	1,040
Deferred income tax benefit	(185)	(99)
Deferred loan fees and costs, net	55	(26)
Premium amortization and discount accretion of investment securities, net	269	19
Amortization of intangibles	37	—
Net decrease (increase) in loans held for sale	(1,763)	11,857
Decrease in other assets	177	300
Decrease in other liabilities	(969)	(469)

Net Cash Provided by Operating Activities	4,528	16,912

Investing Activities:
Available-for-sale securities:
Proceeds from maturities and calls	38,726	30,013
Purchases	(2,622)	(23,281)
Held-to -maturity securities:
Proceeds from maturities and calls	16,001	—
Purchases	(46,544)	—
Net increase in loans held for investment	(19,447)	(9,639)
Purchases of premises and equipment	(1,289)	(679)
Net cash paid in merger acquisition of subsidiary mortgage company	(436)	—
Other, net	279	20

Net Cash Used in Investing Activities	(15,332)	(3,566)

Financing Activities:
Net increase in deposits	3,093	1,558
Increase (decrease) in retail repurchase agreements	2,630	(131)
Decrease in federal funds purchased	—	(6,000)
Increase in other borrowed funds	2,080	—
Common stock issued	720	86
Common stock repurchased	—	(257)
Cash dividends paid	(1,634)	(1,476)

Net Cash Provided by (Used in) Financing Activities	6,889	(6,220)

Net Increase (Decrease) in Cash and Cash Equivalents	(3,915)	7,126
Cash and cash equivalents at beginning of period	57,582	13,617

Cash and Cash Equivalents at End of Period	$53,667	$20,743

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,035	$7,615
Income taxes	2,379	1,390
Noncash transactions:
Foreclosed loans transferred to other real estate	478	175
Cashless exercise of stock options	196	—
Unrealized securities gains (losses), net of income taxes	(56)	917
Merger acquisition of subsidiary mortgage company:
Fair value of assets acquired	47,001	—
Fair value of common stock issued	2,659	—
Cash paid	2,908	—

Liabilities assumed	41,434	—

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

FNB Corp. is a multi-bank holding company whose wholly-owned subsidiaries are the First National Bank and Trust Company (“First National Bank”), Rowan Savings Bank SSB, Inc. (“Rowan Bank”) and Dover Mortgage Company (“Dover”). First National Bank and Rowan Bank are collectively referred to as the “subsidiary banks”. First National Bank has one wholly-owned subsidiary, First National Investor Services, Inc. Through its subsidiaries, FNB Corp. offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers. The subsidiary banks have offices in Chatham, Montgomery, Moore, Randolph, Richmond, Rowan and Scotland counties in North Carolina. Dover Mortgage Company operates six mortgage production offices in North Carolina at Charlotte, Goldsboro, Greenville, Lake Norman, Raleigh and Wilmington.

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

The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Rowan Bank were recorded based on a preliminary estimate of fair values as of August 1, 2002, subject to possible adjustment during the one-year period from that date. The consolidated financial statements include the results of operations of Rowan Bank since August 1, 2002. Premiums and discounts that resulted from recording the Rowan Bancorp assets and liabilities at their respective fair values are being amortized using methods that approximate an effective yield over the life of the assets and liabilities. The net amortization increased net income before income taxes for the three and six months ended June 30, 2003 by $74,000 and $151,000, respectively.

Dover Mortgage Company

On April 1, 2003, the Corporation completed a merger for the acquisition of Dover Mortgage Company (“Dover”), headquartered in Charlotte, North Carolina. Operating as a separate subsidiary of FNB Corp., Dover originates, underwrites and closes mortgage loans for sale into the secondary market. Mortgage production is sold on a service-released basis to a number of national lenders who in turn service the loans. At the date of the merger, Dover operated six offices and, based on estimated fair values, had $47,001,000 in total assets and $5,823,000 in shareholders’ equity.

Pursuant to the terms of the merger, 50% of the outstanding shares of Dover common stock were converted into FNB Corp. common stock and the remaining 50% were converted into cash. The aggregate purchase price was $5,567,000, consisting of $2,908,000 of cash payments and 126,140 shares of FNB Corp. common stock valued at $2,659,000. Subject to a maximum total payment, Dover shareholders will be entitled to additional cash consideration over the four-year period following closing, based on a percentage of Dover’s pretax net income during that four-year period. Any additional cash consideration paid to Dover shareholders will be recorded as an adjustment to goodwill.

The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Dover were recorded based on a preliminary estimate of fair values as of April 1, 2003, subject to possible adjustment during the one-year period from that date. The consolidated financial statements include the results of operations of Dover since April 1, 2003.

The estimated fair values of the assets acquired and liabilities assumed at the date of merger based on the information currently available is as follows (in thousands):

April 1, 2003
Assets
Cash and due from banks	$1,821
Interest-bearing bank balances	907
Loans held for sale	39,593
Premises and equipment, net	108
Goodwill	3,742
Other assets acquired	830

Total assets acquired	47,001

Liabilities
Borrowed funds	$38,947
Other liabilities	2,487

Total liabilities assumed	41,434

Net Assets Acquired and Purchase Price	$5,567

The portion of the purchase price allocated to goodwill is presented below (in thousands):

April 1, 2003
Purchase price	$5,567
Tangible shareholders’ equity of Dover	2,719

Excess of purchase price over carrying value of net tangible assets acquired	2,848
Direct acquisition costs	568
Deferred income taxes	326

Goodwill	$3,742

The following unaudited pro forma financial information presents the combined results of operations of FNB Corp. and Dover as if the merger had occurred as of the beginning of the period for each period presented. Net income for Dover prior to the merger does not include a provision for income taxes since Dover had been operating as a Subchapter S corporation and hence was not subject to Federal and state income taxes. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had FNB Corp. and Dover constituted a single entity during such periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net interest income	$6,474	$6,160	$13,354	$12,078
Noninterest income	6,489	2,955	12,559	5,778
Net income	2,680	2,050	6,203	3,923

Net income per common share:
Basic	.48	.42	1.11	.80
Diluted	.45	.41	1.05	.78

Direct acquisition costs of $568,000 associated with the merger are included in goodwill and are summarized as follows:

	June 30, 2003
	Total Costs	Amounts Paid	Remaining Accrual
	(in thousands)
Investment banking and professional fees	$568	$509	$59

4.	Earnings Per Share (EPS)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Basic EPS denominator—Weighted average number of common shares outstanding	5,626,471	4,754,396	5,536,964	4,757,903
Dilutive share effect arising from assumed exercise of stock options	302,974	146,496	282,560	127,425

Diluted EPS denominator	5,929,445	4,900,892	5,819,524	4,885,328

For the three months ended June 30, 2003 and 2002, there were 2,500 and 5,500 stock options, respectively, that were antidilutive since the exercise price exceeded the average market price, and for the six months ended June 30, 2003 and 2002, there were 2,500 and 7,853 stock options, respectively, that were antidilutive. These common stock equivalents were omitted from the calculations of diluted EPS for their respective periods.

5.	Stock Options

The Corporation accounts for awards under employee stock-based compensation plans using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and, accordingly, no compensation cost has been recognized for such awards in the consolidated financial statements. The pro forma effect on net income and earnings per share as if the compensation cost that would have been determined under the fair value method had been recorded in the consolidated financial statements, pursuant to the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123”, is disclosed as follows, for stock option grants in 1995 and subsequent years.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net income, as reported	$2,680	$1,874	$4,942	$3,679
Less: Stock-based compensation cost determined under fair value method, net of related tax effects	84	85	169	170

Net income, pro forma	$2,596	$1,789	$4,773	$3,509

Net income per share:
Basic:
As reported	$.48	$.39	$.89	$.77
Pro forma	.46	.38	.86	.74
Diluted:
As reported	.45	.38	.85	.75
Pro forma	.44	.37	.82	.72

6.	Loans

Loans as presented are reduced by net deferred loan fees of $836,000, $488,000 and $781,000 at June 30, 2003, June 30, 2002 and December 31, 2002, respectively.

7.	Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
		(in thousands)
Balance at beginning of period	$6,169	$4,573	$6,109	$4,417
Charge-offs	996	475	1,210	858
Recoveries	35	44	59	73

Net loan charge-offs	961	431	1,151	785
Provision for loan losses	830	530	1,080	1,040

Balance at end of period	$6,038	$4,672	$6,038	$4,672

8.	Supplementary Income Statement Information

Significant components of other expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Stationery, printing and supplies	$213	$103	$367	$231
Advertising and marketing	139	96	257	199

9.	Intangible Assets

Business Combinations

For intangible assets related to business combinations, the following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the carrying amount of unamortized intangible assets:

	June 30,		December 31, 2002
	2003	2002
	(in thousands)
Amortized intangible assets:
Core deposit premium related to whole bank acquisition:
Carrying amount	$256	$—	$256
Accumulated amortization	67	—	30

Net core deposit premium	$189	$—	$226

Unamortized intangible assets:
Goodwill—Carrying amount	$16,343	$—	$12,601

Amortization of intangibles totaled $30,000 for core deposit premiums in 2002 and $37,000 for the six months ended June 30, 2003. The estimated amortization expense for core deposit premiums for the years ending after December 31, 2002 is as follows: $68,000 in 2003, $56,000 in 2004, $44,000 in 2005, $32,000 in 2006, $19,000 in 2007 and $7,000 in 2008.

The changes in the carrying amount of goodwill for the period ended June 30, 2003 are as follows:

Balance as of January 1, 2003	$12,601
Goodwill acquired during the period	3,742

Balance as of June 30, 2003	$16,343

Mortgage Servicing Rights

The following is an analysis of mortgage servicing rights included in other assets on the consolidated balance sheet:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
		(in thousands)
Balance at beginning of period	$1,208	$719	$1,052	$482
Servicing rights capitalized	244	126	467	395
Amortization expense	115	26	182	58
Change in valuation allowance	—	—	—	—

Balance at end of period	$1,337	$819	$1,337	$819

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

10.	Derivatives and Financial Instruments

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended by SFAS Nos. 137, 138 and 149, establishes accounting and reporting standards for derivative and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet, and measure those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

The Corporation has identified the following derivative instruments which were recorded on the consolidated balance sheet at June 30, 2003: commitments to originate fixed rate residential mortgage loans and forward sales commitments.

Dover Mortgage Company originates certain fixed rate residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a fixed rate residential mortgage loan with a potential borrower and the time the closed loan is sold, the Corporation is subject to variability in market prices related to these commitments. The Corporation believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments. The commitments to originate fixed rate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate fixed rate residential mortgage loans totaled $50,662,000 at June 30, 2003. The related forward sales commitments totaled $28,565,000 at June 30, 2003. The fair value of these commitments was recorded as a net asset of $429,000 at June 30, 2003. Loans held for sale totaled $44,143,000 at June 30, 2003. The related forward sales commitments totaled $30,721,000 at June 30, 2003. The fair value of these commitments was recorded as an asset of $134,000 at June 30, 2003. The Corporation is exposed to interest rate risk and market risk on the $22,097,000 in commitments to originate fixed rate residential mortgage loans and the $10,215,000 in loans held for sale for which it does not have forward sales commitments at June 30, 2003.

11.	Adoption of New Accounting Pronouncement—Guarantor’s Accounting and Disclosure Requirements for Guarantees

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

The subsidiary banks issue standby letters of credit whereby the Corporation guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets.

At June 30, 2003, the maximum potential amount of undiscounted future payments related to standby letters of credit was $6,222,000. Due to insignificance, the Corporation has recorded no liability at June 30, 2003 for the current carrying amount of the obligation to perform as a guarantor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to assist in the understanding and evaluation of the financial condition, changes in financial condition and results of operations of FNB Corp. (the “Parent Company”) and its wholly-owned subsidiaries, First National Bank and Trust Company (“First National Bank”), Rowan Savings Bank SSB, Inc. (“Rowan Bank”) and Dover Mortgage Company (“Dover”), collectively referred to as the “Corporation”. This discussion should be read in conjunction with the financial information appearing elsewhere in this report.

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

On April 1, 2003, the Corporation completed a merger for the acquisition of Dover Mortgage Company (“Dover”), headquartered in Charlotte, North Carolina. Operating as a separate subsidiary of FNB Corp., Dover originates, underwrites and closes mortgage loans for sale into the secondary market. Mortgage production is sold on a service-released basis to a number of national lenders who in turn service the loans. At the date of the merger, Dover operated six offices and, based on estimated fair values, had $47,001,000 in total assets and $5,823,000 in shareholders’ equity. Pursuant to the terms of the merger, 50% of the outstanding shares of Dover common stock were converted into FNB Corp. common stock and the remaining 50% were converted into cash. The aggregate purchase price was $5,567,000, consisting of $2,908,000 of cash payments and 126,140 shares of FNB Corp. common stock valued at $2,659,000. Subject to a maximum total payment, Dover shareholders will be entitled to additional cash consideration over the four-year period following closing, based on a percentage of Dover’s pretax net income during that four-year period. Any additional cash consideration paid to Dover shareholders will be recorded as an adjustment to goodwill. The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Dover were recorded based on a preliminary estimate of fair values as of April 1, 2003, subject to possible adjustment during the one-year period from that date. The consolidated financial statements include the results of operations of Dover since April 1, 2003.

The Corporation earned $4,942,000 in the first six months of 2003, a 34.3% increase over the same period in 2002. Basic earnings per share increased from $.77 to $.89 and diluted earnings per share increased from $.75 to $.85 for percentage increases of 15.6% and 13.3%, respectively. For the 2003 second quarter, earnings amounted to $2,680,000, which represents a 43.0% increase from the 2002 second quarter. Basic earnings per share in comparing second quarter periods increased from $.39 to $.48 and diluted earnings per share increased from $.38 to $.45 for percentage increases of 23.1% and 18.4%, respectively. As noted above, Rowan Bank and Dover Mortgage Company were acquired as subsidiaries through mergers effective August 1, 2002 and April 1, 2003, respectively, impacting both net income and the calculation of earnings per share since the acquisition dates. Total assets were $808,782,000 at June 30, 2003, up 36.7% from June 30, 2002, largely reflecting the acquisition of Rowan Bank and Dover, and up 7.2% from December 31, 2002, due primarily to the Dover acquisition. Loans amounted to $561,167,000 at June 30, 2003, increasing 44.5% from June 30, 2002 and 11.7% from December 31, 2002. Total deposits were up 23.5% from June 30, 2002 and 0.5% from December 31, 2002, amounting to $595,192,000 at June 30, 2003.

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

Earnings Review

The Corporation’s net income increased $1,263,000 or 34.3% in the first six months of 2003 compared to the same period of 2002 and increased $806,000 or 43.0% in comparing second quarter periods, reflecting in part the acquisitions of Rowan Bank and Dover Mortgage Company on August 1, 2002 and April 1, 2003, respectively, as discussed above. Earnings were positively impacted in the first six months and second quarter of 2003 by increases in net interest income of $1,429,000 or 12.1% and $445,000 or 7.4%, respectively, and by increases of $5,879,000 or 174% and $4,804,000 or 285% in noninterest income. These gains were significantly offset, however, by increases in noninterest expense of $5,210,000 in the first six months of 2003 and $3,622,000 in the 2003 second quarter and by increases in the provision for loan losses of $40,000 and $300,000. Noninterest income has been significantly augmented by the increase in income from mortgage loan sales following the Dover acquisition. Additionally, noninterest income has been further augmented by the increase in service charges on deposit accounts resulting from the implementation of an overdraft protection program in July 2002 and by the increased level of income from mortgage loan sales by the subsidiary banks as long-term conforming mortgage rates have remained at historical lows. Noninterest expense has been impacted significantly by the Dover acquisition and also by the Rowan Bank acquisition.

On an annualized basis, return on average assets increased from 1.24% in the first six months of 2002 to 1.27% in the first six months of 2003. Return on average shareholders’ equity decreased from 12.91% to

12.90% in comparing the same periods. In comparing second quarter periods, return on average assets increased from 1.26% to 1.33% and return on average shareholders’ equity increased from 13.14% to 13.54%. In the first six months of 2003, return on tangible assets and equity (calculated by deducting average goodwill from average assets and from average equity) amounted to 1.29% and 15.91%, respectively, and 1.36% and 17.04% in comparing second quarter periods.

Net Interest Income

Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

Net interest income was $13,226,000 in the first six months of 2003 compared to $11,797,000 in the same period of 2002. This increase of $1,429,000 or 12.1% was largely due to the acquisitions of Rowan Bank and Dover Mortgage Company on August 1, 2002 and April 1, 2003, respectively, as discussed above, which was the primary factor resulting in a 28.8% increase in the level of average earning assets, the effect of which was partially offset by a decline in the net yield on earning assets, or net interest margin, from 4.51% in the first six months of 2002 to 3.90% in the same period of 2003. In comparing second quarter periods, net interest income increased $445,000 or 7.4% reflecting a 32.5% increase in average earning asset and a decrease in the net interest margin from 4.60% to 3.70%. On a taxable equivalent basis, the increases in net interest income in the first six months and second quarter of 2003 were $1,393,000 and $425,000, respectively, reflecting changes in the relative mix of taxable and non-taxable earning assets in each period.

Table 1 on page 28 and Table 2 on page 29 set forth for the periods indicated information with respect to the Corporation’s average balances of assets and liabilities, as well as the total dollar amounts of interest income (taxable equivalent basis) from earning assets and interest expense on interest-bearing liabilities, resultant rates earned or paid, net interest income, net interest spread and net yield on earning assets. Net interest spread refers to the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. Net yield on earning assets, or net interest margin, refers to net interest income divided by average earning assets and is influenced by the level and relative mix of earning assets and interest-bearing liabilities. Changes in net interest income on a taxable equivalent basis, as measured by volume and rate variances, are also analyzed in Tables 1 and 2. Volume refers to the average dollar level of earning assets and interest-bearing liabilities.

Changes in the net interest margin and net interest spread tend to correlate with movements in the prime rate of interest. There are variations, however, in the degree and timing of rate changes, compared to prime, for the different types of earning assets and interest-bearing liabilities.

Until the significant interest rate declines in 2001, there had been a much greater degree of stability for several years in the interest rates both earned and paid by the Corporation. After rate cuts totaling 4.75% in 2001 and an additional rate cut of .50% in 2002, the prime rate averaged 6.99% in 2001 and 4.67% in 2002 compared to the average prime rates of 9.21%, 7.99% and 8.37% in 2000, 1999 and 1998, respectively. Due to a general slowdown in the economy that began to be perceived in the 2000 fourth quarter, the Federal Reserve acted to provide a stimulus through a series of interest rate reductions commencing in the 2001 first quarter, resulting in eight 50 basis point reductions and three 25 basis point reductions in the prime rate that lowered it to the 4.75% level at December 31, 2001. The reductions in the prime rate tended to negatively impact the net interest margin and net interest spread until the 2001 third quarter when these measures began to improve. An additional rate cut of 50 basis points in November 2002 further lowered the prime rate to the 4.25% level at December 31, 2002. In 2003, a rate cut of 25 basis points in late June lowered the prime rate to 4.00%.

The Corporation’s net interest margin and net interest spread have been negatively impacted in 2003 due in part to the prime rate reduction in November 2002 but also because of the cumulative effect of the reductions in yields on fixed rate earning assets over an extended period.

The prime rate averaged 4.24% in the first six months of 2003 compared to 4.75% in the first six months of 2002. The prime rate averaged 4.23% in the second quarter of 2003 compared to 4.75% in the 2002 second quarter. The net interest spread, in comparing six-month periods, declined by 47 basis points from 4.12% in 2002 to 3.65% in 2003 reflecting the effect of a decrease in the average total yield on earning assets that more than offset the decrease in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets decreased by 111 basis points from 6.97% in 2002 to 5.86% in 2003, while the cost of funds decreased by 64 basis points from 2.85% to 2.21%. In comparing second quarter periods, the net interest spread decreased by 76 basis points from 4.22% to 3.46%, as the yield on earning assets decreased by 132 basis points while the cost of funds decreased by 56 basis points.

Provision for Loan Losses

This provision is the charge against earnings to provide an allowance or reserve for probable losses inherent in the loan portfolio. The amount of each period’s charge is affected by several considerations including management’s evaluation of various risk factors in determining the adequacy of the allowance (see “Asset Quality”), actual loan loss experience and loan portfolio growth. Earnings were negatively impacted in the first six months and second quarter of 2003 by increases in the provision of $40,000 and $300,000, respectively. The 2003 second quarter provision of $830,000 reflected increases in classified assets due to economic conditions.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.17% at June 30, 2003, 1.21% at June 30, 2002 and 1.22% at December 31, 2002. The level of the allowance and the resulting percentage relationship to loans held for investment has been influenced in recent periods by asset quality considerations, increases in historical charge-off trends and general economic conditions.

Noninterest Income

Noninterest income for the first six months and second quarter of 2003 increased $5,879,000 or 174% and $4,804,000 or 285%, respectively, compared to the same periods in 2002, reflecting in large part the acquisition of Dover Mortgage Company on April 1, 2003, as discussed above, and to a lesser extent the acquisition of Rowan Bank on August 1, 2002, as discussed above, and the general increase in the volume of business. The increase, in comparing six-month periods, was primarily due to a $4,242,000 increase in income from mortgage loan sales and a $1,064,000 increase in service charges on deposit accounts. Similarly, in comparing second quarter periods, there was a $3,976,000 increase in income from mortgage loan sales and a $550,000 increase in service charges on deposit accounts. The increase in income from mortgage loan sales was largely due to the Dover acquisition but there was also an increase in the level of income from mortgage loan sales by the subsidiary banks as long-term conforming mortgage rates have remained at historical lows. The increase in service charges on deposit accounts was primarily due to the implementation of an overdraft protection program in July 2002. The increase in annuity and brokerage commissions was largely related to the general increase in the volume of sales of annuity products in the 2003 second quarter.

Noninterest Expense

Noninterest expense was $5,210,000 or 58.1% higher in the first six months of 2003 compared to the same period in 2002 and for the second quarter was $3,622,000 or 79.6% higher, due primarily to the acquisitions of Rowan Bank and Dover Mortgage Company on August 1, 2002 and April 1, 2003, respectively, as discussed above, with the Dover acquisition being the most significant factor with regard to the higher level of noninterest expense in the 2003 second quarter. The largest factor resulting in higher noninterest expense was the generally increased level of personnel expense, which was impacted by increased staffing requirements in addition to what was attributable to the acquisitions of Rowan Bank and Dover, by normal salary adjustments and by higher costs of fringe benefits. The cost of data processing services was higher in the 2003 first quarter because of the outside data processing services employed by Rowan Bank until the conversion to an in-house system in March 2003, with the conversion project separately resulting in $140,000 in expenses. Other expense was affected in 2003 by expenses related to the new overdraft protection program (see “Noninterest Income”).

Income Taxes

The effective income tax rate increased from 28.6% in the first six months of 2002 to 31.5% in the same period of 2003 due principally to an increase in the ratio of taxable to non-taxable income that was largely related to the acquisitions of Rowan Bank and Dover Mortgage Company on August 1, 2002 and April 1, 2003, respectively, as discussed above.

Liquidity

Liquidity for the subsidiary banks refers to their continuing ability to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to the Parent Company for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from five major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold, (c) lines for the purchase of federal funds from other banks, (d) the lines of credit established at the Federal Home Loan Bank totaling $102,200,000, less existing advances against those lines, and (e) the investment securities portfolio. All debt securities are of investment grade quality and, if the need arises, can be promptly liquidated on the open market or pledged as collateral for short-term borrowing.

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

Liquidity for Dover Mortgage Company refers to its continuing ability to fund mortgage loan commitments, pay operating expenses and provide funds to the parent company for payment of dividends, debt service and other operational requirements. Liquidity is principally available from a line of credit with another financial institution.

Commitments, Contingencies and Off-Balance Sheet Risk

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at June 30, 2003 are discussed below.

Commitments of the subsidiary banks to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At June 30, 2003, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $155,452,000. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

Standby letters of credit are commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. At June 30, 2003, the maximum potential amount of undiscounted future payments related to standby letters of credit was $6,222,000. Due to insignificance, the Corporation has recorded no liability at June 30, 2003 for the current carrying amount of the obligation to perform as a guarantor. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets.

Dover Mortgage Company originates certain fixed rate residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a fixed rate residential mortgage loan with a potential borrower and the time the closed loan is sold, the Corporation is subject to variability in market prices related to these commitments. The Corporation believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments. The commitments to originate fixed rate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate fixed rate residential mortgage loans totaled $50,662,000 at June 30, 2003. The related forward sales commitments totaled $28,565,000 at June 30, 2003. The fair value of these commitments was recorded as a net asset of $429,000 at June 30, 2003. Loans held for sale totaled $44,143,000 at June 30, 2003. The related forward sales commitments totaled $30,721,000 at June 30, 2003. The fair value of these commitments was recorded as an asset of $134,000 at June 30, 2003. The Corporation is exposed to interest rate risk and market risk on the $22,097,000 in commitments to originate fixed rate residential mortgage loans and the $10,215,000 in loans held for sale for which it does not have forward sales commitments at June 30, 2003. Due to the level of risk associated with the commitments to originate fixed rate residential loans and loans held for sale for which the Corporation does not have forward sales commitments, it is possible that changes in the values of these assets may occur and such changes could affect the amounts reported in the consolidated financial statements in future periods.

Binding commitments of the subsidiary banks for the origination of mortgage loans intended to be held for sale at June 30, 2003 were not material. There were no such binding commitments at June 30, 2002.

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

The Corporation’s balance sheet was asset-sensitive at June 30, 2003. An asset-sensitive position means that, for cumulative gap measurement periods of one year or less, there are more assets than liabilities subject to immediate repricing as market rates change. Because immediately rate sensitive assets exceed rate sensitive interest-bearing liabilities, the earnings position could improve in a rising rate environment and could deteriorate in a declining rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

Capital Adequacy

Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders’ equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution’s ongoing trading activities. At June 30, 2003, FNB Corp. and each of the subsidiary banks were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital. Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%. At June 30, 2003, FNB Corp. had a total capital ratio of 11.41% and a Tier 1 capital ratio of 10.37%. First National Bank and Rowan Bank had total capital ratios of 13.02% and 13.41%, respectively, and Tier 1 capital ratios of 12.00% and 12.16%, respectively.

The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At June 30, 2003, FNB Corp. had a leverage capital ratio of 7.72%. First National Bank and Rowan Bank had leverage capital ratios of 9.28% and 8.26%, respectively.

First National Bank and Rowan Bank are also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, a bank must have a minimum ratio for total capital of 10.00%, for Tier 1 capital of 6.00%

and for leverage capital of 5.00%. As noted above, both First National Bank and Rowan Bank met all of those ratio requirements at June 30, 2003 and, accordingly, are well-capitalized under the regulatory framework for prompt corrective action.

Balance Sheet Review

Total assets at June 30, 2003 were $217,133,000 or 36.7% higher than at June 30, 2002, largely reflecting the acquisition of Rowan Bank on August 1, 2002 and Dover Mortgage Company on April 1, 2003 as discussed in the “Overview”, and were $54,412,000 or 7.2% higher than at December 31, 2002, due primarily to the Dover acquisition. Similarly, loans were ahead by $172,903,000 or 44.5% and $58,825,000 or 11.7%, and deposits were up by $113,404,000 or 23.5% and $2,838,000 or 0.5%. The level of total assets was also affected by advances from the Federal Home Loan Bank to First National Bank, which at June 30, 2003 had increased by $15,000,000 compared to June 30, 2002 and was unchanged compared to December 31, 2002. Additionally, the level of Federal Home Loan Bank advances was further increased by advances totaling $8,000,000, exclusive of fair value adjustments, which resulted from the Rowan Bank acquisition. The level of funds provided by retail repurchase agreements at June 30, 2003 had increased by $5,376,000 from June 30, 2002 and by $2,630,000 from December 31, 2002. Average assets increased 31.0% in the first six months of 2003 compared to the same period in 2002, while average loans increased 38.9% and average deposits rose 21.7%, the second quarter increases being 35.5%, 45.3% and 21.9%, respectively.

Investment Securities

Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. In general, because of economic and interest rate uncertainties, a higher than normal level of the proceeds from investment maturities and calls were held in a liquid status at June 30, 2003, leading to a $10,354,000 or 6.6% reduction in the level of investment securities compared to June 30, 2002. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs. As noted above, the level of funds temporarily invested as federal funds sold or as interest-bearing balances at other banks was higher than normal at June 30, 2003.

Loans

The Corporation’s primary source of revenue and largest component of earning assets is the loan portfolio. Due primarily to the acquisition of Rowan Bank on August 1, 2002 and Dover Mortgage Company on April 1, 2003 as discussed in the “Overview”, loans increased $172,903,000 or 44.5% during the twelve-month period ended June 30, 2003. The loan increase during the first six months of 2003 was $58,825,000 or 11.7%. Average loans were $149,652,000 or 38.9% higher in the first six months of 2003 than in the same period of 2002 and were $174,361,000 or 45.3% higher in the second quarter comparison. The ratio of average loans to average deposits, in comparing six-month periods, increased from 78.8% in 2002 to 90.0% in 2003. The ratio of loans to deposits at June 30, 2003 was 94.3%.

While the level of the entire loan portfolio has been adversely affected for an extended period by the general slowdown in the economy, the portfolios related to commercial and agricultural loans, construction loans and commercial and other real estate loans experienced gains during the twelve-month period ended June 30, 2003, exclusive of the initial impact of the Rowan Bank and Dover Mortgage Company acquisitions.

These same portfolios also experienced gains during the first six months of 2003. The balance of the 1-4 family residential mortgage loan portfolio, exclusive of the initial impact of the Rowan Bank and Dover Mortgage Company acquisitions, has been affected by the high level of refinancing activity, especially since certain loans previously included in the “held for investment” category were refinanced and subsequently sold.

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

At June 30, 2003, the Corporation had impaired loans which totaled $1,233,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $553,000. At June 30, 2002, the Corporation had impaired loans which totaled $375,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $91,000. At December 31, 2002, the Corporation had impaired loans which totaled $3,211,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $1,401,000.

At June 30, 2003, nonperforming loans were $6,661,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $4,564,000 and $2,097,000, respectively. At June 30, 2002, nonperforming loans were $4,427,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $3,789,000 and $638,000, respectively. At December 31, 2002, nonperforming loans were $6,212,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $4,944,000 and $1,268,000, respectively.

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

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.17% at June 30, 2003, 1.21% at June 30, 2002 and 1.22% at December 31, 2002. The level of the allowance and the resulting percentage relationship to loans held for investment has been influenced in recent periods by asset quality considerations, increases in historical charge-off trends and general economic conditions.

Management believes the allowance for loan losses of $6,038,000 at June 30, 2003 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Corporation.

The following table presents an analysis of the changes in the allowance for loan losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
		(in thousands)
Balance at beginning of period	$6,169	$4,573	$6,109	$4,417
Charge-offs	996	475	1,210	858
Recoveries	35	44	59	73

Net loan charge-offs	961	431	1,151	785
Provision for loan losses	830	530	1,080	1,040

Balance at end of period	$6,038	$4,672	$6,038	$4,672

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

In addition to the acquisition of Rowan Bank on August 1, 2002 as discussed in the “Overview”, the level and mix of deposits has been specifically affected by the following factors. Money market deposits, excluding the amount of Rowan Bank deposits initially added on August 1, 2002, had the most significant growth of any component of deposits, increasing $14,533,000 during the twelve-month period ended June 30, 2003 and $1,681,000 during the first six months of 2003. By similar comparison, interest-bearing demand deposits have also grown significantly, increasing $13,693,000 during the twelve-month period ended June 30,

2003 and $783,000 during the first six months of 2003. By further comparison that excludes the amount of Rowan deposits initially added, time deposits decreased $28,849,000 during the twelve-month period ended June 30, 2003 and $10,886,000 during the first six months of 2003, reflecting the effect of interest rate declines. Additionally, the level of time deposits obtained from governmental units fluctuates, amounting to $39,981,000, $54,036,000 and $42,323,000 at June 30, 2003, June 30, 2002 and December 31, 2002, respectively.

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

As also discussed in the “Overview” and in Note 3 to Consolidated Financial Statements, the Corporation completed a merger on April 1, 2003 for the acquisition of Dover Mortgage Company, headquartered in Charlotte, North Carolina, in a transaction accounted for using the purchase method of accounting for business combinations.

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

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FASB Interpretation No. 45”), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FASB Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FASB Interpretation No. 45 issued or modified after December 31, 2002. The Corporation issues standby letters of credit whereby the Corporation guarantees performance if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. Information concerning standby letters of credit is presented in “Commitments, Contingencies and Off-Balance Sheet Risk” and in Note 11 to the Consolidated Financial Statements.

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (FASB Interpretation No. 46”), which addresses consolidation by business enterprises of variable interest entities. Under FASB Interpretation No. 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity, and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity’s obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditors (or beneficial interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary. FASB Interpretation No. 46 is effective for the first fiscal year or interim period beginning after June 15, 2003. The Corporation adopted the provisions of FASB Interpretation No. 46 with no effect on its consolidated financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”). SFAS No. 149 clarifies when a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative instrument contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for most contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. For contracts with forward purchases or sales of TBA-type securities or other securities that do not yet exist, SFAS No. 149 is effective for both existing contracts and new contracts entered into after June 30, 2003. All provisions of SFAS No. 149 should be applied prospectively. Adoption of SFAS No. 149 is not expected to have a material effect on the Corporation’s consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Adoption of SFAS No. 150 is not expected to have a material effect on the Corporation’s consolidated financial statements.

Cautionary Statement for Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as “believes”, “expects”, “plans”, “projects”, “goals”, “estimates”, “may”, “could”, “should”, or “anticipates” or the negative thereof or other variations thereon of comparable terminology, or by discussions of strategy that involve risks and uncertainties. In addition, from time to time, the Corporation or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Corporation with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Corporation. Forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Corporation wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect the Corporation’s actual results, causing actual results to differ materially from those in any forward-looking statement. These factors include: (i) expected cost savings from the Corporation’s acquisitions described in the Overview may not materialize within the expected time frame, (ii) revenues following the acquisitions may not meet expectations, (iii) costs or difficulties related to the integration of the businesses of the companies acquired may be greater than anticipated, (iv) competitive pressure in the banking industry or in the Corporation’s markets may increase significantly, (v) changes in the interest rate environment may reduce margins, (vi) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration, (vii) changes may occur in banking legislation and regulation, (viii) changes may occur in general business conditions and (ix) changes may occur in the securities markets. Readers should also consider information on risks and uncertainties contained in the discussions of competition, supervision and regulation, and effect of governmental policies contained in the Corporation’s most recent Annual Report on Form 10-K.

Table 1

Average Balances and Net Interest Income Analysis

SIX MONTHS ENDED JUNE 30

	2003			2002			2003 Versus 2002
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Interest Variance due to (1)		Net Change
							Volume	Rate
			(Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets
Loans (2) (3)	$533,966	$16,415	6.18%	$384,314	$13,528	7.08%	$4,763	$(1,876)	$2,887
Investment securities (2):
Taxable income	117,287	3,141	5.36	142,157	4,824	6.79	(764)	(919)	(1,683)
Non-taxable income	33,236	1,147	6.90	24,648	927	7.52	301	(81)	220
Other earning assets	32,439	192	1.19	5,646	46	1.66	163	(17)	146

Total earning assets	716,928	20,895	5.86	556,765	19,325	6.97	4,463	(2,893)	1,570

Cash and due from banks	16,592			11,829
Goodwill	14,472			—
Other assets, net	32,873			26,562

Total Assets	$780,865			$596,156

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	$82,136	243	0.60	$60,959	205	0.68	65	(27)	38
Savings deposits	51,172	161	0.63	35,210	174	1.00	64	(77)	(13)
Money market deposits	74,631	495	1.34	53,201	526	1.99	172	(203)	(31)
Certificates and other time deposits	324,705	4,317	2.68	285,892	5,023	3.54	620	(1,326)	(706)
Retail repurchase agreements	19,033	102	1.08	13,815	124	1.81	38	(60)	(22)
Federal Home Loan Bank advances	53,369	1,158	4.38	30,000	726	4.88	513	(81)	432
Federal funds purchased	151	1	1.55	796	8	2.04	(5)	(2)	(7)
Other borrowed funds	31,054	486	3.16	—	—	—	486	—	486

Total interest-bearing liabilities	636,251	6,963	2.21	479,873	6,786	2.85	1,953	(1,776)	177

Noninterest-bearing demand deposits	60,625			52,348
Other liabilities	7,387			5,947
Shareholders’ equity	76,602			56,988

Total Liabilities and Shareholders’ Equity	$780,865			$595,156

Net Interest Income and Spread		$13,932	3.65%		$12,539	4.12%	$2,510	$(1,117)	$1,393

Net Yield on Earning Assets			3.90%			4.51%

(1)	The mix variance, not separately stated, has been proportionally allocated to the rate and volume variances based on their absolute dollar amount.
(2)	Interest income and yields related to certain investment securities and loans exempt from both federal and state income tax or from state income tax alone are stated on a fully taxable equivalent basis, assuming a 34% federal tax rate and applicable state tax rate, reduced by the nondeductible portion of interest expense.
(3)	Nonaccrual loans are included in the average loan balance. Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.

Table 2

Average Balances and Net Interest Income Analysis

THREE MONTHS ENDED JUNE 30

	2003			2002			2003 Versus 2002
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Interest Variance due to (1)		Net Change
							Volume	Rate
	(Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets
Loans (2) (3)	$559,380	$8,213	5.88%	$385,019	$6,732	7.01%	$2,692	$(1,211)	$1,481
Investment securities (2):
Taxable income	112,204	1,449	5.17	144,330	2,448	6.79	(482)	(517)	(999)
Non-taxable income	37,760	625	6.62	24,307	462	7.60	229	(66)	163
Other earning assets	29,750	87	1.17	4,198	17	1.67	77	(7)	70

Total earning assets	739,094	10,374	5.62	557,854	9,659	6.94	2,516	(1,801)	715

Cash and due from banks	17,687			11,799
Goodwill	16,322			—
Other assets, net	33,917			26,069

Total Assets	$807,020			$595,722

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	$82,974	121	0.59	$61,965	108	0.69	31	(18)	13
Savings deposits	51,970	76	0.58	35,828	89	1.00	32	(45)	(13)
Money market deposits	75,711	231	1.22	56,164	283	2.02	80	(132)	(52)
Certificates and other time deposits	321,420	2,095	2.61	280,796	2,340	3.34	310	(555)	(245)
Retail repurchase agreements	20,095	48	0.95	14,011	62	1.80	22	(36)	(14)
Federal Home Loan Bank advances	53,358	582	4.38	30,000	365	4.88	258	(41)	217
Federal funds purchased	248	1	1.53	952	5	2.05	(3)	(1)	(4)
Other borrowed funds	50,888	388	3.06	—	—	—	388	—	388

Total interest-bearing liabilities	656,664	3,542	2.16	479,716	3,252	2.72	1,118	(828)	290

Noninterest-bearing demand deposits	62,607			53,088
Other liabilities	8,547			5,872
Shareholders’ equity	79,202			57,046

Total Liabilities and Shareholders’ Equity	$807,020			$595,722

Net Interest Income and Spread		$6,832	3.46%		$6,407	4.22%	$1,398	$(973)	$425

Net Yield on Earning Assets			3.70%			4.60%

(1)	The mix variance, not separately stated, has been proportionally allocated to the rate and volume variances based on their absolute dollar amount.
(2)	Interest income and yields related to certain investment securities and loans exempt from both federal and state income tax or from state income tax alone are stated on a fully taxable equivalent basis, assuming a 34% federal tax rate and applicable state tax rate, reduced by the nondeductible portion of interest expense.
(3)	Nonaccrual loans are included in the average loan balance. Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

The Corporation’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The structure of the Corporation’s loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. The Corporation does not maintain a trading account nor is the Corporation subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the Corporation’s asset/liability management function, which is discussed above in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Asset/Liability Management and Interest Rate Sensitivity”.

Management does not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis prepared and presented in conjunction with the Form 10-K Annual Report for the fiscal year ended December 31, 2002.

Item 4. Controls and Procedures

As of the end of the period covered by this report, management of the Corporation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Corporation have concluded that the Corporation’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Corporation, however, is continuing to review and enhance the disclosure controls and procedures in place at Dover Mortgage Company, which it acquired in the second quarter of 2003 and which was not subject to public reporting company requirements prior to the acquisition, to ensure that they are consistent with the controls and procedures in place at FNB Corp.’s other subsidiaries.

There were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. However, the Corporation is continuing to review and enhance the controls and procedures in place at its recently acquired subsidiary, Dover Mortgage Company, which was not subject to public reporting company requirements prior to the acquisition.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(a) The Corporation’s Articles of Incorporation have been amended to modify the requirement that the shareholders of the Corporation approve by a supermajority vote (75%) any of the following transactions: any merger or consolidation of the Corporation with another entity, the sale, lease or exchange of substantially all of the Corporation’s assets or the dissolution of the Corporation. Pursuant to the amendment, if any such transaction has received the requisite approval of the Corporation’s Board of Directors, then the North Carolina Business Corporation Act would govern, generally requiring the affirmative vote of the holders of a majority of the outstanding shares of the Corporation’s common stock then entitled to vote to approve the transaction. A transaction that has not been approved by the Board of Directors will continue to require the affirmative vote of the holders of 75% of the outstanding shares of common stock for approval and completion.

(c) In connection with its acquisition of Dover Mortgage Company on April 1, 2003, the Corporation issued 126,140 shares of its common stock to the three shareholders of the company as part of the closing purchase consideration. The Corporation issued the shares in a private offering under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Corporation’s Annual Meeting of Shareholders was held on May 13, 2003 and continued on May 23, 2003.

(c) The proposals voted upon and the results of the voting were as follows:

1. Election of two Class I directors for two-year terms expiring at the Annual Meeting in 2005.

Nominee	Votes For	Withheld
Bruce D. Jones	4,688,593	104,483
Dale E. Keiger	4,741,928	50,279

2. Election of four Class II directors for three-year terms expiring at the Annual Meeting in 2006.

Nominee	Votes For	Withheld
W. L. Hancock	4,743,748	49,138
Eugene B. McLaurin, II	4,686,142	106,902
R. Reynolds Neely, Jr.	4,725,187	67,415
Richard K. Pugh	4,728,070	64,816

3. Approval to amend the Articles of Incorporation to modify the supermajority shareholder vote requirement for business combinations.

Votes for	4,169,195
Votes against	229,696
Abstaining	100,507

4. Approval of the 2003 Stock Incentive Plan.

Votes for	3,710,783
Votes against	391,459
Abstaining	93,178

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibits to this report are listed in the index to exhibits on pages 33, 34 and 35 of this report.

(b)	Reports on Form 8-K.

During the quarter ended the June 30, 2003, the Corporation filed a Current Report on Form 8-K dated April 1, 2003, which reported under “Item 5” that the Corporation had completed its acquisition of Dover Mortgage Company. Also, the Corporation filed a Current Report on Form 8-K dated April 17, 2003, which reported under Item 7, Item 9 and Item 12 that the Corporation had issued a press release on its earnings for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNB Corp. (Registrant)

Date: August 18, 2003	By:	/s/ Jerry A. Little
Jerry A. Little Treasurer and Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

2.10

Agreement and Plan of Merger dated as of February 11, 2002 by and between the Registrant and Rowan Bancorp, Inc., incorporated herein by reference to Exhibit 2.10 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2001.

2.11

Merger Agreement dated as of February 20, 2003 by and among the Registrant, Dover Mortgage Company and the shareholders of Dover Mortgage Company, incorporated herein by reference to Exhibit 2.11 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2002.

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

3.13	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 23, 2003.

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

10.10*	Form of Split Dollar Insurance Agreement dated as of November 1, 1987 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 19.20 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988

Exhibit No.	Description of Exhibit

10.11*	Form of Amendment to Split Dollar Insurance Agreement dated as of November 1, 1994 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.20*	Stock Compensation Plan as amended effective May 12, 1998, incorporated herein by reference to Exhibit 10.30 the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

10.21*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.22*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.30*	Employment Agreement dated as of December 27, 1995 between First National Bank and Trust Company and Michael C. Miller, incorporated herein by reference to Exhibit 10.50 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1995.

10.31*	Carolina Fincorp, Inc. Stock Option Plan (assumed by the Registrant on April 10, 2000), incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-54702).

10.32*	Employment Agreement dated as of April 10, 2000 between First National Bank and Trust Company and R. Larry Campbell, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2000.

10.33*	Nonqualified Supplemental Retirement Plan with R. Larry Campbell, incorporated herein by reference to Exhibit 10(c) to the Annual Report on Form 10-KSB of Carolina Fincorp, Inc. for the fiscal year ended June 30, 1997.

10.34*	Employment Agreement dated as of August 1, 2002 between Rowan Savings Bank SSB, Inc. and Bruce D. Jones, incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2002.

Exhibit No.	Description of Exhibit

31.10	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.11	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, or compensatory plan or arrangement.