Form 10-Q
period 2003-09-30
FNB CORP/NC
filed 2003-11-13
CIK 764811

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

The registrant had 5,685,104 shares of $2.50 par value common stock outstanding at October 31, 2003.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FNB Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30, (unaudited)		December 31, 2002
	2003	2002
	(in thousands, except share data)
ASSETS
Cash and due from banks	$23,694	$20,387	$15,944
Interest-bearing bank balances	7,511	14,165	14,819
Federal funds sold	29	118	26,819
Investment securities:
Available for sale, at estimated fair value (amortized cost of $81,089, $164,228 and $125,151)	83,847	170,905	129,136
Held to maturity (estimated fair value of $63,043 and $24,843)	63,744	—	24,721
Loans:
Loans held for sale	31,912	2,189	2,787
Loans held for investment	535,949	493,909	499,555
Less allowance for loan losses	(6,098)	(5,824)	(6,109)

Net loans	561,763	490,274	496,233

Premises and equipment, net	14,637	13,454	14,071
Goodwill	16,325	12,601	12,601
Other assets	23,725	20,686	20,026

Total Assets	$795,275	$742,590	$754,370

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$64,161	$58,523	$58,306
Interest-bearing deposits:
Demand, savings and money market deposits	218,618	182,618	207,271
Time deposits of $100,000 or more	117,394	115,941	113,776
Other time deposits	199,210	223,168	213,001

Total deposits	599,383	580,250	592,354
Retail repurchase agreements	15,893	15,813	17,427
Federal Home Loan Bank advances	52,824	53,409	53,388
Federal funds purchased	5,300	600	—
Other borrowed funds	34,699	11,000	11,000
Other liabilities	7,237	8,089	7,111

Total Liabilities	715,336	669,161	681,280

Shareholders’ equity:
Preferred stock—$10.00 par value; authorized 200,000 shares, none issued	—	—	—
Common stock—$2.50 par value; authorized 10,000,000 shares, issued shares—5,677,843, 5,412,226 and 5,416,731	14,195	13,531	13,542
Surplus	11,834	8,760	8,823
Retained earnings	52,215	46,733	48,095
Accumulated other comprehensive income	1,695	4,405	2,630

Total Shareholders’ Equity	79,939	73,429	73,090

Total Liabilities and Shareholders’ Equity	$795,275	$742,590	$754,370

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2003	2002	2003	2002
	(in thousands, except per share data)
Interest Income
Interest and fees on loans	$8,073	$7,885	$24,404	$21,331
Interest and dividends on investment securities:
Taxable income	1,135	2,005	4,076	6,513
Non-taxable income	452	305	1,184	888
Other interest income	47	74	232	120

Total interest income	9,707	10,269	29,896	28,852

Interest Expense
Deposits	2,202	3,004	7,418	8,932
Retail repurchase agreements	32	66	134	190
Federal Home Loan Bank advances	583	469	1,741	1,195
Federal funds purchased	3	2	4	10
Other borrowed funds	401	52	887	52

Total interest expense	3,221	3,593	10,184	10,379

Net Interest Income	6,486	6,676	19,712	18,473
Provision for loan losses	455	285	1,535	1,325

Net Interest Income After Provision for Loan Losses	6,031	6,391	18,177	17,148

Noninterest Income
Mortgage loan sales	1,090	351	6,002	1,021
Service charges on deposit accounts	1,271	1,163	3,696	2,524
Annuity and brokerage commissions	181	131	674	271
Cardholder and merchant services income	223	183	639	537
Other service charges, commissions and fees	85	247	511	633
Bank owned life insurance	169	155	465	459
Other income (charge)	206	(44)	490	114

Total noninterest income	3,225	2,186	12,477	5,559

Noninterest Expense
Personnel expense	4,553	3,053	12,985	8,288
Net occupancy expense	367	257	1,066	750
Furniture and equipment expense	556	429	1,607	1,173
Data processing services	243	273	1,002	686
Other expense	1,844	1,265	5,088	3,355

Total noninterest expense	7,563	5,277	21,748	14,252

Income Before Income Taxes	1,693	3,300	8,906	8,455
Income taxes	160	1,007	2,431	2,483

Net Income	$1,533	$2,293	$6,475	$5,972

Net income per common share:
Basic	$.27	$.45	$1.16	$1.22
Diluted	.26	.43	1.10	1.18

Weighted average number of shares outstanding:
Basic	5,669,435	5,151,852	5,581,606	4,890,662
Diluted	5,957,798	5,372,825	5,866,122	5,049,612

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Nine Months Ended September 30, 2003 and September 30, 2002 (unaudited)

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands, except share data)
Balance, December 31, 2001	4,763,261	$11,908	$—	$43,032	$967	$55,907
Comprehensive income:
Net income	—	—	—	5,972	—	5,972
Other comprehensive income:
Unrealized securities gains, net of income taxes of $1,774	—	—	—	—	3,438	3,438

Total comprehensive income	—	—	—	—	—	9,410

Cash dividends declared, $.42 per share	—	—	—	(2,090)	—	(2,090)
Common stock issued through:
Stock option plan	104,249	261	303	—	—	564
Merger acqusition of subsidiary company	603,859	1,510	7,584	—	—	9,094
Other merger consideration for fair value of stock options assumed	—	—	1,531	—	—	1,531
Common stock repurchased	(59,143)	(148)	(658)	(181)	—	(987)

Balance, September 30, 2002	5,412,226	$13,531	$8,760	$46,733	$4,405	$73,429

Balance, December 31, 2002	5,416,731	$13,542	$8,823	$48,095	$2,630	$73,090
Comprehensive income:
Net income	—	—	—	6,475	—	6,475
Other comprehensive income:

Unrealized securities losses, net of income tax benefit of $292	—	—	—	—	(935)	(935)

Total comprehensive income	—	—	—	—	—	5,540

Cash dividends declared, $.42 per share	—	—	—	(2,355)	—	(2,355)
Common stock issued through:
Stock option plan	144,527	362	841	—	—	1,203
Merger acquisition of subsidiary company	126,140	315	2,344	—	—	2,659
Common stock reacquired through:
Exchange related to issuance of option stock	(9,492)	(24)	(172)	—	—	(196)
Other	(63)	—	(2)	—	—	(2)

Balance, September 30, 2003	5,677,843	$14,195	$11,834	$52,215	$1,695	$79,939

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, (unaudited)
	2003	2002
	(in thousands)
Operating Activities:
Net income	$6,475	$5,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,344	955
Provision for loan losses	1,535	1,325
Deferred income tax benefit	(444)	(209)
Deferred loan fees and costs, net	154	45
Premium amortization and discount accretion of investment securities, net	417	24
Amortization of intangibles	53	13
Net decrease in loans held for sale	10,468	10,647
Decrease (increase) in other assets	741	(318)
Decrease in other liabilities	(1,862)	(1,955)

Net Cash Provided by Operating Activities	18,881	16,499

Investing Activities:
Available-for-sale securities:
Proceeds from maturities and calls	50,962	57,485
Purchases	(7,606)	(55,143)
Held-to -maturity securities:
Proceeds from maturities and calls	16,002	—
Purchases	(55,253)	—
Net increase in loans held for investment	(39,306)	(21,036)
Purchases of premises and equipment	(1,821)	(1,043)
Net cash paid in merger acquisition of subsidiary company	(436)	6,885
Other, net	(1,779)	4

Net Cash Used in Investing Activities	(39,237)	(12,848)

Financing Activities:
Net increase (decrease) in deposits	7,412	(1,100)
Increase (decrease) in retail repurchase agreements	(1,534)	467
Increase (decrease) in Federal Home Loan Bank advances	(500)	15,000
Increase (decrease) in federal funds purchased	5,300	(5,400)
Increase (decrease) in other borrowed funds	(15,248)	11,000
Common stock issued	1,007	564
Common stock repurchased	(2)	(987)
Cash dividends paid	(2,427)	(2,142)

Net Cash Provided by (Used in) Financing Activities	(5,992)	17,402

Net Increase (Decrease) in Cash and Cash Equivalents	(26,348)	21,053
Cash and cash equivalents at beginning of period	57,582	13,617

Cash and Cash Equivalents at End of Period	$31,234	$34,670

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$10,649	$11,580
Income taxes	3,060	2,385
Noncash transactions:
Foreclosed loans transferred to other real estate	667	327
Cashless exercise of stock options	196	—
Unrealized securities gains (losses), net of income taxes	(935)	3,438
Merger acquisition of subsidiary company:
Fair value of assets acquired	47,001	134,208
Fair value of common stock issued	2,659	10,625
Cash paid	2,908	11,205

Liabilities assumed	41,434	112,378

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Rowan Bank were recorded based on a preliminary estimate of fair values as of August 1, 2002, subject to possible adjustment during the one-year period from that date. The only adjustment recorded during that one-year period related to accrued acquisition costs and resulted in an $18,000 reduction of the amount initially recorded for goodwill. The consolidated financial statements include the results of operations of Rowan Bank since August 1, 2002. Premiums and discounts that resulted from recording the Rowan Bancorp assets and liabilities at their respective fair values are being amortized using methods that approximate an effective yield over the life of the assets and liabilities. The net amortization increased net income before income taxes for the three and nine months ended September 30, 2003 by $89,000 and $240,000, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net interest income	$6,486	$6,743	$19,840	$18,821
Noninterest income	3,225	4,192	15,784	9,970
Net income	1,533	2,692	7,736	6,615

Net income per common share:
Basic	.27	.51	1.38	1.32
Diluted	.26	.49	1.31	1.28

Direct acquisition costs of $568,000 associated with the merger are included in goodwill and are summarized as follows:

	September 30, 2003
	Total Costs	Amounts Paid	Remaining Accrual
	(in thousands)
Investment banking and professional fees	$568	$551	$17

4.	Earnings Per Share (EPS)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic EPS denominator—Weighted average number of common shares outstanding	5,669,435	5,151,852	5,581,606	4,890,662
Dilutive share effect arising from assumed exercise of stock options	288,363	220,973	284,516	158,950

Diluted EPS denominator	5,957,798	5,372,825	5,866,122	5,049,612

For the three months ended September 30, 2003 and 2002, there were 0 and 5,500 stock options, respectively, that were antidilutive since the exercise price exceeded the average market price, and for the nine months ended September 30, 2003 and 2002, there were 1,658 and 7,060 stock options, respectively, that were antidilutive. These common stock equivalents were omitted from the calculations of diluted EPS for their respective periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net income, as reported	$1,533	$2,293	$6,475	$5,972
Less: Stock-based compensation cost determined under fair value method, net of related tax effects	85	96	254	266

Net income, pro forma	$1,448	$2,197	$6,221	$5,706

Net income per share:
Basic:
As reported	$.27	$.45	$1.16	$1.22
Pro forma	.26	.43	1.11	1.17

Diluted:
As reported	.26	.43	1.10	1.18
Pro forma	.24	.41	1.06	1.13

6.	Loans

Loans as presented are reduced by net deferred loan fees of $935,000, $814,000 and $781,000 at September 30, 2003, September 30, 2002 and December 31, 2002, respectively.

7.	Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Balance at beginning of period	$6,038	$4,672	$6,109	$4,417
Charge-offs	411	277	1,621	1,135
Recoveries	16	105	75	178

Net loan charge-offs	395	172	1,546	957
Provision for loan losses	455	285	1,535	1,325
Purchase accounting acquisition	—	1,039	—	1,039

Balance at end of period	$6,098	$5,824	$6,098	$5,824

8.	Supplementary Income Statement Information

Significant components of other expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Stationery, printing and supplies	$168	$141	$535	$372
Advertising and marketing	185	119	442	318

9.	Intangible Assets

Business Combinations

For intangible assets related to business combinations, the following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the carrying amount of unamortized intangible assets:

	September 30,		December 31, 2002
	2003	2002
	(in thousands)
Amortized intangible assets:
Core deposit premium related to whole bank acquisition:
Carrying amount	$256	$256	$256
Accumulated amortization	83	12	30

Net core deposit premium	$173	$244	$226

Unamortized intangible assets:
Goodwill—Carrying amount	$16,325	$12,601	$12,601

Amortization of intangibles totaled $30,000 for core deposit premiums in 2002 and $53,000 for the nine months ended September 30, 2003. The estimated amortization expense for core deposit premiums for the years ending after December 31, 2002 is as follows: $68,000 in 2003, $56,000 in 2004, $44,000 in 2005, $32,000 in 2006, $19,000 in 2007 and $7,000 in 2008.

The changes in the carrying amount of goodwill for the period ended June 30, 2003 are as follows:

Balance as of January 1, 2003	$12,601
Goodwill acquired during the period	3,742
Adjustment for change in accrued acquisition costs for Rowan Bank	(18)

Balance as of September 30, 2003	$16,325

Mortgage Servicing Rights

The following is an analysis of mortgage servicing rights included in other assets on the consolidated balance sheet:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Balance at beginning of period	$1,337	$819	$1,052	$482
Servicing rights capitalized	214	113	681	508
Amortization expense	169	42	351	100
Change in valuation allowance	—	—	—	—

Balance at end of period	$1,382	$890	$1,382	$890

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

The Corporation has identified the following derivative instruments which were recorded on the consolidated balance sheet at September 30, 2003: commitments to originate fixed rate residential mortgage loans and forward sales commitments.

Dover Mortgage Company originates certain fixed rate residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a fixed rate residential mortgage loan with a potential borrower and the time the closed loan is sold, the Corporation is subject to variability in market prices related to these commitments. The Corporation believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate fixed rate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate fixed rate residential mortgage loans totaled $18,885,000 at September30, 2003. The related forward sales commitments totaled

$18,885,000 at September 30, 2003. The fair value of these commitments was recorded as a net asset of $333,000 at September 30, 2003. Loans held for sale by Dover Mortgage Company totaled $24,396,000 at September 30, 2003. The related forward sales commitments totaled $18,184,000 at September 30, 2003. The fair value of these commitments was recorded as a net liability of $52,000 at September 30, 2003. The Corporation is exposed to interest rate risk and market risk on the $6,212,000 in loans held for sale for which it does not have forward sales commitments at September 30, 2003.

The subsidiary banks had loans held for sale of $7,516,000 at September 30, 2003. Binding commitments of the subsidiary banks for the origination of mortgage loans intended to be held for sale at September 30, 2003 were not material.

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

At September 30, 2003, the maximum potential amount of undiscounted future payments related to standby letters of credit was $6,221,000. Due to insignificance, the Corporation has recorded no liability at September 30, 2003 for the current carrying amount of the obligation to perform as a guarantor.

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

Overview

On August 1, 2002, the Corporation completed a merger for the acquisition of Rowan Bancorp, Inc. (“Rowan Bancorp”), holding company for Rowan Savings Bank SSB, Inc. (“Rowan Bank”), headquartered in China Grove, North Carolina. Per the terms of the merger agreement, Rowan Bank will be operated as a separate subsidiary of FNB Corp. for a period of not less than 24 months; provided, however, that the Board of Directors of Rowan Bank may elect to cause Rowan Bank to merge with First National Bank or another subsidiary of FNB Corp. prior to the termination of the 24-month period. At the date of merger, Rowan Bank operated three offices and, based on estimated fair values, had $134,208,000 in total assets, $95,738,000 in loans and $101,205,000 in deposits. Pursuant to the terms of the merger, each share of Rowan Bancorp common stock was converted into either 2.3715 shares of FNB Corp. common stock or $36.00 in cash or a combination of stock and cash, the overall conversion to stock being limited to 45% of Rowan Bancorp shares. The aggregate purchase price was $21,830,000, consisting of $11,205,000 of cash payments, 603,859 shares of FNB Corp. common stock valued at $9,094,000 and outstanding Rowan Bancorp stock options valued at $1,531,000. The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Rowan Bank were recorded based on a preliminary estimate of fair values as of August 1, 2002, subject to possible adjustment during the one-year period from that date. The only adjustment recorded during that one-year period related to accrued acquisition costs and resulted in an $18,000 reduction of the amount initially recorded for goodwill. The consolidated financial statements include the results of operations of Rowan Bank since August 1, 2002.

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

The Corporation earned $6,475,000 in the first nine months of 2003, an 8.4% increase over earnings of $5,972,000 in the same period in 2002. Basic earnings per share decreased from $1.22 to $1.16 and diluted earnings per share decreased from $1.18 to $1.10 for percentage decreases of 4.9% and 6.8%, respectively. For the 2003 third quarter, earnings amounted to $1,533,000, which represents a 33.1% decrease from earnings of $2,293,000 in the 2002 third quarter. Basic earnings per share in comparing third quarter periods decreased from $.45 to $.27 and diluted earnings per share decreased from $.43 to $.26 for percentage decreases of 40.0% and 39.5%, respectively. As noted above, Rowan Bank and Dover Mortgage Company were acquired as subsidiaries through mergers effective August 1, 2002 and April 1, 2003, respectively, impacting both net income and the calculation of earnings per share since the acquisition dates. Earnings were significantly affected in the 2003 third quarter by items affecting both income from mortgage loan sales and income tax expense as discussed in the “Earnings Review” below. Total assets were $795,275,000 at September 30, 2003, up 7.1% from September 30, 2002 and 5.4% from December 31, 2002, due primarily to the Dover acquisition. Loans amounted to $567,861,000 at September 30, 2003, increasing 14.5% from September 30, 2002 and 13.0% from December 31, 2002. Total deposits were up 3.3% from September 30, 2002 and 1.2% from December 31, 2002, amounting to $599,383,000 at September 30, 2003.

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

Earnings Review

The Corporation’s net income increased $503,000 or 8.4% in the first nine months of 2003 compared to the same period of 2002 and decreased $760,000 or 33.1% in comparing third quarter periods, reflecting in part the acquisitions of Rowan Bank and Dover Mortgage Company on August 1, 2002 and April 1, 2003, respectively, as discussed above. Apart from two specific items that significantly affected earnings in the 2003 third quarter as discussed in the following paragraph, earnings were positively impacted by a $1,239,000 or 6.7% increase in net interest income in the first nine months of 2003, although a $190,000 or 2.8% reduction occurred in the third quarter, and by increases for the first nine months and third quarter of 2003 in noninterest income of $6,918,000 or 124.4% and $1,039,000 or 47.5%, respectively. The net $8,157,000 gain in income from operations for the first nine months of 2003 was significantly offset, however, by increases of $7,496,000 in noninterest expense and $210,000 in the provision for loan losses, while the net $849,000 gain in income for the 2003 third quarter was more than offset by increases of $2,286,000 in noninterest expense and $170,000 in the provision for loan losses. Noninterest income has been significantly augmented by the increase in income from mortgage loan sales following the Dover acquisition, except as noted in the following paragraph. Additionally, noninterest income has been further augmented by the increase in service charges on deposit accounts resulting from the implementation of an overdraft protection program in July 2002 and by the increased level of income from mortgage loan sales by the subsidiary banks as long-term conforming mortgage rates have remained at historical lows. Noninterest expense has been impacted significantly by the Dover acquisition and also by the Rowan Bank acquisition.

Two items significantly affected the 2003 third quarter results. The Corporation sustained a reduction of approximately $1,250,000 in income from mortgage loan sales of Dover Mortgage Company as a result of the failure to properly obtain forward sales commitments when certain interest rate locks or commitments to lend were entered into with potential borrowers. Failure to adhere to policies in connection with forward sales commitments, along with steep increases in conforming mortgage interest rates, created the reduction in income enumerated above. The Corporation is continuing to review and enhance the controls and procedures in place at this recently acquired subsidiary, which had not been subject to public reporting company requirements previously. The second item, which positively affected the 2003 third quarter results by $213,000, is due to the reduction in income tax expense for the change in the valuation allowance for state deferred income tax assets as a result of management’s judgment that these will now be realized in future periods.

On an annualized basis, return on average assets decreased from 1.27% in the first nine months of 2002 to 1.09% in the first nine months of 2003. Return on average shareholders’ equity decreased from 13.11% to 11.07% in comparing the same periods. In comparing third quarter periods, return on average assets decreased from 1.34% to 0.76% and return on average shareholders’ equity decreased from 13.46% to 7.59%. Return on tangible assets and equity (calculated by deducting average goodwill from average assets and from average equity) for the first nine months of 2003 amounted to 1.11% and 13.72%, respectively, and for the 2003 third quarter amounted to 0.77% and 9.51%.

Net Interest Income

Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

Net interest income was $19,712,000 in the first nine months of 2003 compared to $18,473,000 in the same period of 2002. This increase of $1,239,000 or 6.7% was largely due to the acquisitions of Rowan Bank and Dover Mortgage Company on August 1, 2002 and April 1, 2003, respectively, as discussed above, which was the primary factor resulting in a 24.6% increase in the level of average earning assets, the effect of which was partially offset by a decline in the net yield on earning assets, or net interest margin, from 4.49% in the first nine months of 2002 to 3.83% in the same period of 2003. In comparing third quarter periods, net interest income decreased $190,000 or 2.8% as the effect of the decrease in the net interest margin from 4.44% to 3.70% more than offset the benefit of a 17.3% increase in average earning assets. On a taxable equivalent basis, the increase in net interest income in the first nine months 2003 was $1,224,000 and the decrease in the 2003 third quarter was $169,000, reflecting changes in the relative mix of taxable and non-taxable earning assets in each period.

Table 1 on page 29 and Table 2 on page 30 set forth for the periods indicated information with respect to the Corporation’s average balances of assets and liabilities, as well as the total dollar amounts of interest income (taxable equivalent basis) from earning assets and interest expense on interest-bearing liabilities, resultant rates earned or paid, net interest income, net interest spread and net yield on earning assets. Net interest spread refers to the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. Net yield on earning assets, or net interest margin, refers to net interest income divided by average earning assets and is influenced by the level and relative mix of earning assets and interest-bearing liabilities. Changes in net interest income on a taxable equivalent basis, as measured by volume and rate variances, are also analyzed in Tables 1 and 2. Volume refers to the average dollar level of earning assets and interest-bearing liabilities.

Changes in the net interest margin and net interest spread tend to correlate with movements in the prime rate of interest. There are variations, however, in the degree and timing of rate changes, compared to prime, for the different types of earning assets and interest-bearing liabilities.

Until the significant interest rate declines in 2001, there had been a much greater degree of stability for several years in the interest rates both earned and paid by the Corporation. After rate cuts totaling 4.75% in 2001 and an additional rate cut of .50% in 2002, the prime rate averaged 6.99% in 2001 and 4.67% in 2002 compared to the average prime rates of 9.21%, 7.99% and 8.37% in 2000, 1999 and 1998, respectively. Due to a general slowdown in the economy that began to be perceived in the 2000 fourth quarter, the Federal Reserve acted to provide a stimulus through a series of interest rate reductions commencing in the 2001 first quarter, resulting in eight 50 basis point reductions and three 25 basis point reductions in the prime rate that lowered it to the 4.75% level at December 31, 2001. The reductions in the prime rate tended to negatively impact the net interest margin and net interest spread until the 2001 third quarter when these measures began to improve. An additional rate cut of 50 basis points in November 2002 further lowered the prime rate to the 4.25% level at December 31, 2002. In 2003, a rate cut of 25 basis points in June lowered the prime rate to 4.00%.

The Corporation’s net interest margin and net interest spread have been negatively impacted in 2003 due in part to the prime rate reductions in November 2002 and June 2003 but also because of the cumulative effect of the reductions in yields on fixed rate earning assets over an extended period.

The prime rate averaged 4.16% in the first nine months of 2003 compared to 4.75% in the first nine months of 2002. The prime rate averaged 4.00% in the third quarter of 2003 compared to 4.75% in the 2002 third quarter. The net interest spread, in comparing nine-month periods, declined by 53 basis points from 4.12% in 2002 to 3.59% in 2003 reflecting the effect of a decrease in the average total yield on earning assets that more than offset the decrease in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets decreased by 116 basis points from 6.87% in 2002 to 5.71% in 2003, while the cost of funds decreased by 63 basis points from 2.75% to 2.12%. In comparing third quarter periods, the net interest spread decreased by 65 basis points from 4.12% to 3.47%, as the yield on earning assets decreased by 128 basis points while the cost of funds decreased by 63 basis points.

Provision for Loan Losses

This provision is the charge against earnings to provide an allowance or reserve for probable losses inherent in the loan portfolio. The amount of each period’s charge is affected by several considerations including management’s evaluation of various risk factors in determining the adequacy of the allowance (see “Asset Quality”), actual loan loss experience and loan portfolio growth. Earnings were negatively impacted in the first nine months and third quarter of 2003 by increases in the provision of $210,000 and $170,000, respectively. The 2003 third quarter provision of $455,000 reflected increases in classified assets due to economic conditions.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.14% at September 30, 2003, 1.18% at September 30, 2002 and 1.22% at December 31, 2002. The percentage relationship of the allowance to loans held for investment decreased to 1.14% due to charge-offs of impaired loans which were specifically reserved.

Noninterest Income

Noninterest income for the first nine months and third quarter of 2003 increased $6,918,000 or 124.4% and $1,039,000 or 47.5%, respectively, compared to the same periods in 2002, reflecting in large part the acquisition of Dover Mortgage Company on April 1, 2003, as discussed above, and to a lesser extent the acquisition of Rowan Bank on August 1, 2002, as discussed above, and the general increase in the volume of business. The increase, in comparing nine-month periods, was primarily due to a $4,981,000 increase in income from mortgage loan sales and a $1,172,000 increase in service charges on deposit accounts. Similarly, in comparing third quarter periods, there was a $739,000 increase in income from mortgage loan sales and a $108,000 increase in service charges on deposit accounts. The increase in income from mortgage loan sales was largely due to the Dover acquisition but there was also an increase in the level of income from mortgage loan sales by the subsidiary banks as long-term conforming mortgage rates have remained at historical lows. The increase in service charges on deposit accounts was primarily due to the implementation of an overdraft protection program in July 2002. The increase in annuity and brokerage commissions was largely related to the general increase in the volume of sales of annuity products.

As additionally discussed in the “Earnings Review” in connection with the 2003 third quarter results, the Corporation sustained a reduction of approximately $1,250,000 in income from mortgage loan sales of Dover Mortgage Company as a result of the failure to properly obtain forward sales commitments when certain interest rate locks or commitments to lend were entered into with potential borrowers.

Noninterest Expense

Noninterest expense was $7,496,000 or 52.6% higher in the first nine months of 2003 compared to the same period in 2002 and for the third quarter was $2,286,000 or 43.3% higher, due primarily to the acquisitions of Rowan Bank and Dover Mortgage Company on August 1, 2002 and April 1, 2003, respectively, as discussed above, with the Dover acquisition being the most significant factor with regard to the higher level of noninterest expense after the 2003 first quarter. The largest factor resulting in higher noninterest expense was the generally increased level of personnel expense, which was impacted by increased staffing requirements in addition to what was attributable to the acquisitions of Rowan Bank and Dover, by normal salary adjustments and by higher costs of fringe benefits. The cost of data processing services was higher in the 2003 first quarter because of the outside data processing services employed by Rowan Bank until the conversion to an in-house system in March 2003, with the conversion project separately resulting in $140,000 in expenses. Other expense has been affected commencing in the third quarter of 2002 by expenses related to the new overdraft protection program (see “Noninterest Income”), such expenses amounting to $92,000 in the third quarter of 2002 and $250,000 and $92,000, respectively, in the first nine months and third quarter of 2003.

Income Taxes

As noted in the “Earnings Review”, the 2003 third quarter results were positively affected by a $213,000 reduction in income tax expense for the change in the valuation allowance for state deferred income tax assets as a result of management’s judgment that these will now be realized in future periods. Exclusive of the change in the valuation allowance for state deferred income tax assets, the effective income tax rate increased slightly from 29.4% in the first nine months of 2002 to 29.7% in the same period of 2003. Due to the decrease in the ratio of taxable to non-taxable income in the third quarter of 2003 compared to the same period of 2002 as a result of the substantially lower level of pre-tax income in 2003, the effective quarterly income tax rate, exclusive of the change in the valuation allowance, decreased from 30.51% in 2002 to 22.0% in 2003.

Liquidity

Liquidity for the subsidiary banks refers to their continuing ability to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to the Parent Company for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from five major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold, (c) lines for the purchase of federal funds from other banks, (d) the lines of credit established at the Federal Home Loan Bank totaling $102,400,000, less existing advances against those lines, and (e) the investment securities portfolio. All debt securities are of investment grade quality and, if the need arises, can be promptly liquidated on the open market or pledged as collateral for short-term borrowing.

Consistent with the general approach to liquidity, loans and other assets of the subsidiary banks are based primarily on a core of local deposits and the subsidiary bank’s capital position. To date, the steady increase in deposits, retail repurchase agreements and capital, supplemented by Federal Home Loan Bank advances, has been adequate to fund loan demand in each subsidiary bank’s market area, while maintaining the desired level of immediate liquidity and a substantial investment securities portfolio available for both immediate and secondary liquidity purposes.

Liquidity for Dover Mortgage Company refers to its continuing ability to fund mortgage loan commitments, pay operating expenses and provide funds to the parent company for payment of dividends, debt service and other operational requirements. Liquidity is principally available from a line of credit with another financial institution.

Commitments, Contingencies and Off-Balance Sheet Risk

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at September 30, 2003 are discussed below.

Commitments of the subsidiary banks to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At September 30, 2003, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $166,669,000. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

Standby letters of credit are commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. At September 30, 2003, the maximum potential amount of undiscounted future payments related to standby letters of credit was $6,221,000. Due to insignificance, the Corporation has recorded no liability at September 30, 2003 for the current carrying amount of the obligation to perform as a guarantor. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets.

Dover Mortgage Company originates certain fixed rate residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a fixed rate residential mortgage loan with a potential borrower and the time the closed loan is sold, the Corporation is subject to variability in market prices related to these commitments. The Corporation believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate fixed rate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate fixed rate residential mortgage loans totaled $18,885,000 at September 30, 2003. The related forward sales commitments totaled $18,885,000 at September 30, 2003. The fair value of these commitments was recorded as a net asset of $333,000 at September 30, 2003. Loans held for sale by Dover Mortgage Company totaled $24,396,000 at September 30, 2003. The related forward sales commitments totaled $18,184,000 at September 30, 2003. The fair value of these commitments was recorded as a net liability of $52,000 at September 30, 2003. The Corporation is exposed to interest rate risk and market risk on the $6,212,000 in loans held for sale for which it does not have forward sales commitments at September 30, 2003.

The subsidiary banks had loans held for sale of $7,516,000 at September 30, 2003. Binding commitments of the subsidiary banks for the origination of mortgage loans intended to be held for sale at September 30, 2003 were not material. There were no such binding commitments at September 30, 2002.

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

The Corporation’s balance sheet was asset-sensitive at September 30, 2003. An asset-sensitive position means that, for cumulative gap measurement periods of one year or less, there are more assets than liabilities subject to immediate repricing as market rates change. Because immediately rate sensitive assets exceed rate sensitive interest-bearing liabilities, the earnings position could improve in a rising rate environment and could deteriorate in a declining rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

Capital Adequacy

Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders’ equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution’s ongoing trading activities. At September 30, 2003, FNB Corp. and each of the subsidiary banks were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital. Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%. At September 30, 2003, FNB Corp. had a total capital ratio of 11.42% and a Tier 1 capital ratio of 10.39%. First National Bank and Rowan Bank had total capital ratios of 12.86% and 13.40%, respectively, and Tier 1 capital ratios of 11.84% and 12.16%, respectively.

The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At September 30, 2003, FNB Corp. had a leverage capital ratio of 7.82%. First National Bank and Rowan Bank had leverage capital ratios of 9.47% and 8.55%, respectively.

First National Bank and Rowan Bank are also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, a bank must have a minimum ratio for total capital of 10.00%, for Tier 1 capital of 6.00% and for leverage capital of 5.00%. As noted above, both First National Bank and Rowan Bank met all of those ratio requirements at September 30, 2003 and, accordingly, are well-capitalized under the regulatory framework for prompt corrective action.

Balance Sheet Review

Total assets at September 30, 2003 were $52,685,000 or 7.1% higher than at September 30, 2002 and were $40,905,000 or 5.4% higher than at December 31, 2002, due primarily to the acquisition of Dover Mortgage Company on April 1, 2003. Similarly, loans were ahead by $71,763,000 or 14.5% and $65,519,000 or 13.0%, reflecting not only the Dover acquisition but internal loan growth also. Deposits were up by $19,133,000 or 3.3% and $7,029,000 or 1.2%. Affected by both the Dover acquisition and the acquisition of Rowan Bank on August 1, 2002, average assets increased 26.5% in the first nine months of 2003 compared to the same period in 2002, while average loans increased 33.8% and average deposits rose 17.0%, the third quarter increases being 18.4%, 25.4% and 8.7%, respectively.

Investment Securities

Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. In general, because of loan funding needs, proceeds from investment maturities and calls were diverted to this purpose, leading to a $23,314,000 or 13.6% reduction in the level of investment securities compared to September 30, 2002. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs. .

Loans

The Corporation’s primary source of revenue and largest component of earning assets is the loan portfolio. Due largely to the acquisition of Dover Mortgage Company on April 1, 2003 as discussed in the “Overview” but also reflecting internal loan growth, loans increased $71,763,000 or 14.5% during the twelve-month period ended September 30, 2003. The loan increase during the first nine months of 2003 was $65,519,000 or 13.0%. Affected by both the Dover acquisition and the acquisition of Rowan Bank on August 1, 2002, average loans were $138,421,000 or 33.8% higher in the first nine months of 2003 than in the same period of 2002 and were $116,325,000 or 25.4% higher in the third quarter comparison. The ratio of average loans to average deposits, in comparing nine-month periods, increased from 80.6% in 2002 to 92.3% in 2003. The ratio of loans to deposits at September 30, 2003 was 94.7%.

While the level of the entire loan portfolio has been adversely affected for an extended period by the general slowdown in the economy, the portfolios related to commercial and agricultural loans and commercial and other real estate loans experienced gains during the twelve-month period ended September 30, 2003. These same portfolios also experienced gains during the first nine months of 2003. The balance of the 1-4 family residential mortgage loan portfolio, exclusive of the initial impact of the Dover Mortgage Company acquisition, has been affected by the high level of refinancing activity, especially since certain loans previously included in the “held for investment” category were refinanced and subsequently sold.

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

At September 30, 2003, the Corporation had impaired loans which totaled $904,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $558,000. At September 30, 2002, the Corporation had impaired loans which totaled $1,560,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $610,000. At December 31, 2002, the Corporation had impaired loans which totaled $3,211,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $1,401,000.

At September 30, 2003, nonperforming loans were $6,410,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $5,370,000 and $1,040,000, respectively. At September 30, 2002, nonperforming loans were $5,150,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $4,552,000 and $598,000, respectively. At December 31, 2002, nonperforming loans were $6,212,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $4,944,000 and $1,268,000, respectively.

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

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.14% at September 30, 2003, 1.18% at September 30, 2002 and 1.22% at December 31, 2002. The percentage relationship of the allowance to loans held for investment decreased to 1.14% due to charge-offs of impaired loans which were specifically reserved.

Management believes the allowance for loan losses of $6,098,000 at September 30, 2003 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Corporation.

The following table presents an analysis of the changes in the allowance for loan losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Balance at beginning of period	$6,038	$4,672	$6,109	$4,417
Charge-offs	411	277	1,621	1,135
Recoveries	16	105	75	178

Net loan charge-offs	395	172	1,546	957
Provision for loan losses	455	285	1,535	1,325
Purchase accounting acquisition	—	1,039	—	1,039

Balance at end of period	$6,098	$5,824	$6,098	$5,824

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

The level and mix of deposits has been specifically affected by the following factors. Interest-bearing demand deposits had the most significant growth of any component of deposits, increasing $21,620,000 during the twelve-month period ended September 30, 2003 and $4,307,000 during the first nine months of 2003. By similar comparison, money market deposits have also grown significantly, increasing $11,850,000 during the twelve-month period ended September 30, 2003 and $5, 222,000 during the first nine months of 2003. Time deposits decreased $22,505,000 during the twelve-month period ended September 30, 2003 and $10,173,000 during the first nine months of 2003, reflecting the effect of interest rate declines. Additionally, the level of time deposits obtained from governmental units fluctuates, amounting to $48,401,000, $47,002,000 and $42,323,000 at September 30, 2003, September 30, 2002 and December 31, 2002, respectively.

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

In August 2003, First National Bank received regulatory approval for relocation of its existing branch offices in Laurinburg and Randleman, North Carolina. Construction of the new offices is expected to be complete by the end of 2004. The Laurinburg office will replace a leased facility, while the Randleman office represents a move from an owned facility that is expected to be disposed of.

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

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”). SFAS No. 149 clarifies when a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative instrument contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for most contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. For contracts with forward purchases or sales of TBA-type securities or other securities that do not yet exist, SFAS No. 149 is effective for both existing contracts and new contracts entered into after June 30, 2003. The Corporation adopted the provisions of SFAS No. 149 with no material effect on its consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Corporation adopted the provisions of SFAS No. 150 with no effect on its consolidated financial statements.

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

Table 1

Average Balances and Net Interest Income Analysis

NINE MONTHS ENDED SEPTEMBER 30	2003			2002			2003 Versus 2002
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Interest Variance due to (1)		Net Change
							Volume	Rate
	(Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets
Loans (2) (3)	$547,493	$24,529	5.98%	$409,072	$21,456	7.01%	$6,537	$(3,464)	$3,073
Investment securities (2):
Taxable income	110,444	4,349	5.25	137,918	6,969	6.74	(1,242)	(1,378)	(2,620)
Non-taxable income	38,697	1,854	6.39	24,864	1,395	7.48	686	(227)	459
Other earning assets	28,084	240	1.14	9,873	123	1.66	166	(49)	117

Total earning assets	724,718	30,972	5.71	581,727	29,943	6.87	6,147	(5,118)	1,029

Cash and due from banks	17,176			12,423
Goodwill	15,095			2,816
Other assets, net	33,438			27,978

Total Assets	$790,427			$624,944

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	$83,840	333	0.53	$62,343	319	0.69	98	(84)	14
Savings deposits	51,437	225	0.58	38,461	287	1.00	80	(142)	(62)
Money market deposits	74,701	666	1.19	55,875	827	1.98	229	(390)	(161)
Certificates and other time deposits	321,184	6,194	2.58	297,590	7,499	3.37	559	(1,864)	(1,305)
Retail repurchase agreements	19,210	134	0.93	14,125	190	1.80	55	(111)	(56)
Federal Home Loan Bank advances	53,227	1,741	4.37	33,364	1,195	4.79	657	(111)	546
Federal funds purchased	396	4	1.45	631	10	2.06	(3)	(3)	(6)
Other borrowed funds	38,760	887	3.06	1,938	52	3.62	844	(9)	835

Total interest-bearing liabilities	642,755	10,184	2.12	504,327	10,379	2.75	2,519	(2,714)	(195)

Noninterest-bearing demand deposits	62,259			53,143
Other liabilities	7,406			6,733
Shareholders’ equity	78,007			60,741

Total Liabilities and Shareholders’ Equity	$790,427			$624,944

Net Interest Income and Spread		$20,788	3.59%		$19,564	4.12%	$3,628	$(2,404)	$1,224

Net Yield on Earning Assets			3.83%			4.49%

(1)	The mix variance, not separately stated, has been proportionally allocated to the rate and volume variances based on their absolute dollar amount.
(2)	Interest income and yields related to certain investment securities and loans exempt from both federal and state income tax or from state income tax alone are stated on a fully taxable equivalent basis, assuming a 34% federal tax rate and applicable state tax rate, reduced by the nondeductible portion of interest expense.
(3)	Nonaccrual loans are included in the average loan balance. Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.

Table 2

Average Balances and Net Interest Income Analysis

THREE MONTHS ENDED SEPTEMBER 30	2003			2002			2003 Versus 2002
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Interest Variance due to (1)		Net Change
							Volume	Rate
	(Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets
Loans (2) (3)	$574,106	$8,114	5.62%	$457,781	$7,928	6.89%	$1,807	$(1,621)	$186
Investment securities (2):
Taxable income	96,981	1,208	4.98	129,578	2,145	6.62	(472)	(465)	(937)
Non-taxable income	49,441	707	5.72	25,289	468	7.41	365	(126)	239
Other earning assets	19,516	48	0.97	18,189	77	1.66	5	(34)	(29)

Total earning assets	740,044	10,077	5.42	630,837	10,618	6.70	1,705	(2,246)	(541)

Cash and due from banks	18,325			13,592
Goodwill	16,321			8,356
Other assets, net	34,549			30,764

Total Assets	$809,239			$683,549

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	$87,192	90	0.41	$65,066	114	0.70	32	(56)	(24)
Savings deposits	51,958	64	0.49	44,857	113	1.00	16	(65)	(49)
Money market deposits	74,839	171	0.91	61,136	301	1.95	56	(186)	(130)
Certificates and other time deposits	314,257	1,877	2.37	320,604	2,476	3.06	(49)	(550)	(599)
Retail repurchase agreements	19,558	32	0.65	14,735	66	1.76	17	(51)	(34)
Federal Home Loan Bank advances	52,948	583	4.37	39,982	469	4.65	144	(30)	114
Federal funds purchased	878	3	1.42	306	2	2.15	2	(1)	1
Other borrowed funds	53,921	401	2.95	5,751	52	3.62	360	(11)	349

Total interest-bearing liabilities	655,551	3,221	1.95	552,437	3,593	2.58	578	(950)	(372)

Noninterest-bearing demand deposits	65,474			54,707
Other liabilities	7,443			8,280
Shareholders’ equity	80,771			68,125

Total Liabilities and Shareholders’ Equity	$809,239			$683,549

Net Interest Income and Spread		$6,856	3.47%		$7,025	4.12%	$1,127	$(1,296)	$(169)

Net Yield on Earning Assets			3.70%			4.44%

(1)	The mix variance, not separately stated, has been proportionally allocated to the rate and volume variances based on their absolute dollar amount.
(2)	Interest income and yields related to certain investment securities and loans exempt from both federal and state income tax or from state income tax alone are stated on a fully taxable equivalent basis, assuming a 34% federal tax rate and applicable state tax rate, reduced by the nondeductible portion of interest expense.
(3)	Nonaccrual loans are included in the average loan balance. Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.

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

During the quarter ended the September 30, 2003, the Corporation filed a Current Report on Form 8-K dated July 18, 2003, which reported under Item 9 and Item 12 that the Corporation had issued a press release on its earnings for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNB Corp.
(Registrant)

Date: November 12, 2003	By:	/s/ Jerry A. Little
Jerry A. Little
Treasurer and Secretary
(Principal Financial and
Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

2.10	Agreement and Plan of Merger dated as of February 11, 2002 by and between the Registrant and Rowan Bancorp, Inc., incorporated herein by reference to Exhibit 2.10 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2001.

2.11	Merger Agreement dated as of February 20, 2003 by and among the Registrant, Dover Mortgage Company and the shareholders of Dover Mortgage Company, incorporated herein by reference to Exhibit 2.11 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2002.

3.10	Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed June 16, 1985.

3.11	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 10, 1988, incorporated herein by reference to Exhibit 19.10 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988.

3.12	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 12, 1998, incorporated herein by reference to Exhibit 3.12 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

3.13	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 23, 2003, incorporated herein by reference to Exhibit 3.13 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2003.

3.20	Amended and Restated Bylaws of the Registrant, adopted May 21, 1998, incorporated herein by reference to Exhibit 3.20 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

4	Specimen of Registrant’s Common Stock Certificate, incorporated herein by reference to Exhibit 4 to Amendment No. 1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed April 19, 1985.

10.10*	Form of Split Dollar Insurance Agreement dated as of November 1, 1987 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 19.20 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988.

Exhibit No.	Description of Exhibit

10.11*	Form of Amendment to Split Dollar Insurance Agreement dated as of November 1, 1994 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.20*	Stock Compensation Plan as amended effective May 12, 1998, incorporated herein by reference to Exhibit 10.30 the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

10.21*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.22*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.23*	FNB Corp. 20003 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 the Registrant’s Registration Statement on Form S-8 (File No. 333-105442).

10.24*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s Stock Incentive Plan.

10.30*	Employment Agreement dated as of December 27, 1995 between First National Bank and Trust Company and Michael C. Miller, incorporated herein by reference to Exhibit 10.50 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1995.

10.31*	Carolina Fincorp, Inc. Stock Option Plan (assumed by the Registrant on April 10, 2000), incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-54702).

10.32*	Employment Agreement dated as of April 10, 2000 between First National Bank and Trust Company and R. Larry Campbell, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2000.

10.33*	Nonqualified Supplemental Retirement Plan with R. Larry Campbell, incorporated herein by reference to Exhibit 10(c) to the Annual Report on Form 10-KSB of Carolina Fincorp, Inc. for the fiscal year ended June 30, 1997.

Exhibit No.	Description of Exhibit

10.34*	Employment Agreement dated as of August 1, 2002 between Rowan Savings Bank SSB, Inc. and Bruce D. Jones, incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2002.

31.10	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.11	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, or compensatory plan or arrangement.