Form 10-K
period 2003-12-31
FNB CORP/NC
filed 2004-03-15
CIK 764811

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Common Stock, par value $2.50 per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☒    No ☐

The aggregate market value of common stock held by nonaffiliates of the Registrant, assuming, without admission, that all directors and officers of the Registrant may be deemed affiliates, was $122,317,000 as of June 30, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of March 1, 2004, the Registrant had 5,708,732 shares of $2.50 par value common stock outstanding.

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 11, 2004 are incorporated by reference in Part III of this report.

CROSS REFERENCE INDEX

			Page
Part I	Item 1	Business	1-6

	Item 2	Properties	6

	Item 3	Legal Proceedings

		Not applicable.

	Item 4	Submission of Matters to a Vote of Security Holders

		Not applicable.

Part II	Item 5	Market for the Registrant’s Common Equity and Related Stockholder Matters	31

	Item 6	Selected Financial Data	7

	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-31

	Item 7a	Quantitative and Qualitative Disclosures about Market Risk	18-19

	Item 8	Financial Statements and Supplementary Data

		Independent Auditors’ Report	32

		Consolidated Balance Sheets at December 31, 2003 and 2002	33

		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2003	34

		Consolidated Statements of Shareholders’ Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2003	35

		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2003	36

		Notes to Consolidated Financial Statements	37-72

		Quarterly Financial Data for 2003 and 2002	31

	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

		Not applicable.

	Item 9a	Controls and procedures	73

Part III	Item 10	Directors and Executive Officers of the Registrant	*

	Item 11	Executive Compensation	*

	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*

	Item 13	Certain Relationships and Related Transactions	*

	Item 14	Principal Accountant Fees and Services	*

Part IV	Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

		(a)(1) Financial Statements (See Item 8 for reference).

		(2) Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable.

		(3) Exhibits have been filed separately with the Commission and are available upon written request.

		(b) Reports on Form 8-K (None were filed during the last quarter of the period covered by this Form 10-K).

*	Information called for by Part III is incorporated herein by reference to portions of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders, as follows:

Item 10—See information that appears under the headings “Election of Directors”, “Executive Officers” and “Report of the Audit Committee”.

Item 11—See information that appears under the heading “Executive Compensation”.

Item 12—See information that appears under the headings “Voting Securities Outstanding and Principal Shareholders” and “Security Ownership of Management”.

Item 13—See information that appears under the heading “Indebtedness of Officers and Directors”.

Item 14—See information that appears under the heading “Independent Auditors”.

BUSINESS

General

FNB Corp. is a bank holding company incorporated under the laws of the State of North Carolina in 1984. On July 2, 1985, through an exchange of stock, FNB Corp. acquired a wholly owned bank subsidiary, First National Bank and Trust Company (“First National Bank”), a national banking association founded in 1907. First National Bank has a financial subsidiary, First National Investor Services, Inc. On August 1, 2002, FNB Corp. acquired another wholly owned bank subsidiary, Rowan Savings Bank SSB, Inc. (“Rowan Bank”), a North Carolina-chartered savings bank founded in 1905. First National Bank and Rowan Bank are collectively referred to as the “subsidiary banks”. On April 1, 2003, FNB Corp. acquired, as discussed below, a mortgage banking subsidiary, Dover Mortgage Company (“Dover”). FNB Corp. and its subsidiaries are collectively referred to as the “Corporation”.

The subsidiary banks, which are full-service banks, currently conduct all of their operations in Chatham, Guilford, Montgomery, Moore, Randolph, Richmond, Rowan and Scotland counties in central North Carolina. First National Bank has three offices, including the main office, in Asheboro and additional community offices in Archdale (two offices), Biscoe, Ellerbe, Laurinburg, Pinehurst, Ramseur, Randleman, Rockingham (two offices), Seagrove, Siler City, Southern Pines and Trinity. A loan production office is located in Greensboro. Rowan Bank has its main office in China Grove and additional community offices in Kannapolis and Salisbury. Some of the major banking services offered include regular checking accounts, interest checking accounts (including package account versions that offer a variety of products and services), money market accounts, savings accounts, certificates of deposit, individual retirement accounts, debit cards, credit cards and loans, both secured and unsecured, for business, agricultural and personal use. Other services offered include internet banking, cash management, investment management and trust services. The subsidiary banks also have automated teller machines and are members of Plus, a national teller machine network, and Star, a regional network.

Dover Mortgage Company, which currently conducts all of its operations in North Carolina, originates, underwrites and closes mortgage loans for sale into the secondary market. Dover has its main office in Charlotte and additional loan production offices in Goldsboro, Greenville, Lake Norman, Raleigh and Wilmington.

On August 1, 2002, the Corporation completed a merger for the acquisition of Rowan Bancorp, Inc. (“Rowan Bancorp”), holding company for Rowan Savings Bank SSB, Inc. (“Rowan Bank”), headquartered in China Grove, North Carolina. Per the terms of the merger agreement, Rowan Bank will be operated as a separate subsidiary of FNB Corp. for a period of not less than 24 months; provided, however, that the Board of Directors of Rowan Bank may elect to cause Rowan Bank to merge with First National Bank or another subsidiary of FNB Corp. prior to the termination of the 24-month period. The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Rowan Bank were recorded based on a preliminary estimate of fair values as of August 1, 2002, subject to possible adjustment during the one-year period from that date. The only adjustments recorded during that one-year period related to accrued acquisition costs and resulted in an $18,000 reduction of the amount initially recorded for goodwill. The consolidated financial statements include the results of operations of Rowan Bank since August 1, 2002.

On April 1, 2003, the Corporation completed a merger for the acquisition of Dover Mortgage Company, headquartered in Charlotte, North Carolina. Operating as a separate subsidiary of FNB Corp., Dover originates, underwrites and closes mortgage loans for sale into the secondary market. Mortgage production is sold on a service-released basis to a number of national lenders who in turn service the loans. At the date of the merger, Dover operated six offices and, based on estimated fair values, had $47,001,000 in total assets and $5,823,000 in shareholders’ equity. Pursuant to the terms of the merger, 50% of the outstanding shares of Dover common stock were converted into FNB Corp. common stock and the remaining 50% were converted into cash. The aggregate purchase price was $5,567,000, consisting of $2,908,000 of cash payments and 126,140 shares of FNB Corp. common stock valued at $2,659,000. Subject to a maximum total payment, Dover shareholders will be entitled to additional cash consideration over the four-year period following closing, based on a percentage of Dover’s pretax net income during that four-year period. Any additional cash consideration paid to Dover shareholders will be recorded as an adjustment to goodwill. The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Dover were recorded based on a preliminary estimate of fair values as of April 1, 2003, subject to possible adjustment during the one-year period from that date. The consolidated financial statements include the results of operations of Dover since April 1, 2003.

In August 2003, First National Bank received regulatory approval for relocation of its existing branch offices in Laurinburg and Randleman, North Carolina. Construction of the new offices is expected to be complete by the end of 2004. The Laurinburg office will replace a leased facility, while the Randleman office represents a move from an owned facility that is expected to be disposed of.

In January 2004, First National Bank received regulatory approval for establishment of a new branch office in Greensboro, North Carolina. A loan production office was initially opened in February 2004 with a full-service banking office to follow.

FNB Corp. makes its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports available on its website at www.fnbnc.com without charge as soon as reasonably practicable after filing or furnishing them to the Securities and Exchange Commission. In addition, FNB Corp. will provide without charge a copy of its annual report on Form 10-K to any shareholder by mail. Requests should be sent to FNB Corp., Attention: Secretary, 101 Sunset Avenue, Asheboro, North Carolina 27203.

Competition

The banking industry within the marketing area of the subsidiary banks is extremely competitive. The subsidiary banks face direct competition in Chatham, Guilford, Montgomery, Moore, Randolph, Richmond, Rowan and Scotland counties from approximately 70 different financial institutions, including commercial banks, savings institutions and credit unions. Although no one of these entities is dominant, the subsidiary banks consider themselves on a combined basis to be one of the significant financial institutions in the area in terms of total assets and deposits. Further competition is provided by banks located in adjoining counties, as well as other types of financial institutions such as insurance companies, finance companies, pension funds and brokerage houses and other money funds. The principal methods of competing in the commercial banking industry are improving customer service through the quality and range of services provided, improving cost efficiencies and pricing services competitively.

Dover faces competition within its market area from other mortgage banking companies and from all types of financial institutions engaged in the mortgage loan business. Dover considers itself to be a significant producer in its market locations of mortgage loans intended for sale into the secondary market. The principal methods of competing in the mortgage banking business are offering competitively priced mortgage loan products and providing prompt and efficient customer service.

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

As a North Carolina-chartered savings bank, Rowan Bank is subject to regulation and examination by the FDIC and the North Carolina Commissioner of Banks and to regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities, and general investment authority. Rowan Bank is a member of the Federal Home Loan Bank System and its deposits are insured by the FDIC through the Savings Association Insurance Fund. Generally, North Carolina-chartered savings banks whose deposits are insured by the Savings Association Insurance Fund are subject to restrictions with respect to activities and investments, transactions with affiliates and loans to one borrower. Being regulated by the FDIC, Rowan Bank is subject to the provisions of Regulation W under the Federal Reserve Act, which impose restrictions on loans by subsidiary banks to their holding company and its other nonbank subsidiaries and on the use of stock or securities as collateral for loans.

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

Liability for Bank Subsidiaries

Under current Federal Reserve Board policy, a bank holding company is expected to act as a source of financial and managerial strength to its subsidiary banks and to maintain resources adequate to support each subsidiary bank. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, the cross-guaranty provisions of the Federal Deposit Insurance Act provide that if the FDIC suffers or anticipates a loss as a result of a default by a banking subsidiary or by providing assistance to a subsidiary in danger of default, then any other bank subsidiaries may be assessed for the FDIC’s loss. Federal law authorizes the OCC to order an assessment of FNB Corp. if the capital of First National Bank were to become impaired. If the assessment were not paid within three months, the OCC could order the sale of FNB Corp.’s stock in First National Bank to cover the deficiency.

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

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Banking Act”) permits interstate acquisitions of banks by bank holding companies. FNB Corp. and any other bank holding company located in North Carolina may acquire a bank located in any other state, and any bank holding company located outside North Carolina may lawfully acquire any North Carolina-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage limitations, aging requirements and other restrictions. The Interstate Banking Act also generally provides that national and state-chartered banks may branch interstate through acquisitions of banks in other states. It allowed, however, any state to elect prior to June 1, 1997 either to “opt in” and accelerate the date after which interstate branching was permissible or to “opt out” and prohibit interstate branching altogether. North Carolina enacted “opt in” legislation permitting interstate branching. The Interstate Banking Act may have the effect of increasing competition within the markets in which FNB Corp. operates. The extent and timing of any such increase cannot be predicted.

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

The Gramm-Leach-Bliley Act also modified other financial laws, including laws related to financial privacy. Under the act, federal banking regulators adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties.

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001

The President signed the USA Patriot Act of 2001 into law in October 2001. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”). The IMLAFA substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposes new compliance and due diligence obligations, creates new crimes and penalties, compels the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarifies the safe harbor from civil liability to customers. The U.S. Treasury Department has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions such as our bank subsidiaries. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. The Treasury Department is expected to issue a number of additional regulations, which will further clarify the USA Patriot Act’s requirements.

Pursuant to the IMLAFA, the Corporation established anti-money laundering compliance and due diligence programs.

Sarbanes-Oxley Act of 2002

The President signed into law the Sarbanes-Oxley Act of 2002, that addresses, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. The act is intended to allow shareholders to monitor more easily and efficiently the performance of public companies and their directors.

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

Employees

As of December 31, 2003, FNB Corp. had four officers, all of whom were also officers of First National Bank. On that same date, First National Bank had 204 full-time employees and 26 part-time employees, Rowan Bank had 34 full-time employees and 7 part-time employees and Dover had 42 full-time employees and 2 part-time employees. Each subsidiary considers its relationship with its employees to be excellent. The Corporation provides employee benefit programs, including a noncontributory defined benefit pension plan, matching retirement/savings (401(k)) plan, group life, health and dental insurance, paid vacations, sick leave, and health care and life insurance benefits for retired employees.

Properties

The main offices of First National Bank and the principal executive offices of FNB Corp. are located in an office building at 101 Sunset Avenue, Asheboro, North Carolina. The premises contain approximately 36,500 square feet of office space. First National Bank also has other community offices in Asheboro (two offices), Archdale (two offices), Biscoe, Ellerbe, Laurinburg, Pinehurst, Ramseur, Randleman, Rockingham (two offices), Seagrove, Siler City, Southern Pines and Trinity, North Carolina. A loan production office is located in Greensboro, North Carolina. The Bush Hill office in Archdale and the Greensboro, Laurinburg and Pinehurst offices are leased facilities. The land on which the Seagrove office is situated is also under a lease.

The main offices of Rowan Bank are located in China Grove, North Carolina. Rowan Bank also has other community offices in Kannapolis and Salisbury, North Carolina.

The main offices of Dover are located in Charlotte, North Carolina. Dover also has loan production offices in Goldsboro, Greenville, Lake Norman, Raleigh and Wilmington, North Carolina. All of the Dover facilities are leased.

FNB CORP. AND SUBSIDIARIES

FIVE YEAR FINANCIAL HISTORY (1)

	2003	2002	2001	2000	1999
	(dollars in thousands, except per share data)
Summary of Operations
Interest income	$39,422	$39,452	$41,260	$41,936	$35,822
Interest expense	13,144	14,114	20,492	20,908	16,203

Net interest income	26,278	25,338	20,768	21,028	19,619
Provision for loan losses	1,860	1,780	1,200	1,802	511

Net interest income after provision for loan losses	24,418	23,558	19,568	19,226	19,108
Noninterest income	14,336	8,268	5,900	4,501	4,068
Noninterest expense	27,159	20,140	16,077	18,497	15,082

Income before income taxes	11,595	11,686	9,391	5,230	8,094
Income taxes	3,195	3,486	2,663	1,714	2,504

Net income	$8,400	$8,200	$6,728	$3,516	$5,590

Per Share Data
Net income:
Basic	$1.50	$1.63	$1.35	$.70	$1.11
Diluted	1.43	1.58	1.32	.69	1.09
Cash dividends declared (2)	.59	.58	.53	.51	.51
Book value	14.32	13.49	11.74	10.89	10.13

Balance Sheet Information
Total assets	$773,245	$754,370	$593,742	$565,639	$517,468
Investment securities	144,259	153,857	163,150	132,384	119,786
Loans	551,913	502,342	391,632	395,737	360,840
Goodwill	16,325	12,601	—	—	—
Deposits	597,925	592,354	480,230	472,448	427,010
Long-term borrowed funds	71,280	64,388	30,000	15,000	15,000
Shareholders’ equity	81,458	73,090	55,907	55,122	52,068

Ratios (Averages)
Return on assets	1.07%	1.25%	1.15%	.65%	1.15%
Return on shareholders’ equity	10.66	12.82	11.63	6.59	10.85
Shareholders’ equity to assets	10.00	9.75	9.93	9.86	10.57
Dividend payout ratio	39.54	36.05	38.91	76.05	40.88
Loans to deposits	92.36	82.00	81.71	84.79	80.63
Net yield on earning assets, taxable equivalent basis	3.84	4.40	4.03	4.28	4.48

(1)	Financial data for all prior periods has been restated to reflect the merger with Carolina Fincorp, Inc., which became effective on April 10, 2000 and was accounted for as a pooling of interests.
(2)	Cash dividends declared represent FNB Corp. historical cash dividends declared.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to assist in the understanding and evaluation of the financial condition, changes in financial condition and results of operations of FNB Corp. (the “Parent Company”) and its wholly owned subsidiaries, First National Bank and Trust Company (“First National Bank”), Rowan Savings Bank SSB, Inc. (“Rowan Bank”) and Dover Mortgage Company (“Dover”), collectively referred to as the “Corporation”. First National Bank and Rowan Bank are collectively referred to as the “subsidiary banks”. This discussion should be read in conjunction with the consolidated financial statements and supplemental financial information appearing elsewhere in this report.

Overview

Description of Operations

FNB Corp. is a multi-bank holding company with two full-service subsidiary banks, First National Bank and Rowan Bank, that offer a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers. The subsidiary banks have offices in Chatham, Guilford, Montgomery, Moore, Randolph, Richmond, Rowan and Scotland counties in North Carolina.

Additionally, FNB Corp. has a mortgage banking subsidiary, Dover Mortgage Company, that originates, underwrites and closes loans for sale into the secondary market. Dover operates six mortgage production offices in North Carolina at Charlotte, Goldsboro, Greenville, Lake Norman, Raleigh and Wilmington.

For business segment information related to the financial performance of the full-service subsidiary banks and Dover Mortgage Company, see Note 20 to the Consolidated Financial Statements.

Merger Acquisition of Rowan Bank in 2002

On August 1, 2002, the Corporation completed a merger for the acquisition of Rowan Bancorp, Inc. (“Rowan Bancorp”), holding company for Rowan Savings Bank SSB, Inc. (“Rowan Bank”), headquartered in China Grove, North Carolina. Per the terms of the merger agreement, Rowan Bank will be operated as a separate subsidiary of FNB Corp. for a period of not less than 24 months; provided, however, that the Board of Directors of Rowan Bank may elect to cause Rowan Bank to merge with First National Bank or another subsidiary of FNB Corp. prior to the termination of the 24-month period. At the date of merger, Rowan Bank operated three offices and, based on estimated fair values, had $134,208,000 in total assets, $95,738,000 in loans and $101,205,000 in deposits. Pursuant to the terms of the merger, each share of Rowan Bancorp common stock was converted into either 2.3715 shares of FNB Corp. common stock or $36.00 in cash or a combination of stock and cash, the overall conversion to stock being limited to 45% of Rowan Bancorp shares. The aggregate purchase price was $21,830,000, consisting of $11,205,000 of cash payments, 603,859 shares of FNB Corp. common stock valued at $9,094,000 and outstanding Rowan Bancorp stock options valued at $1,531,000. The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Rowan Bank were recorded based on a preliminary estimate of fair values as of August 1, 2002, subject to possible adjustment during the one-year period from that date. The only adjustments recorded during that one-year period related to accrued acquisition costs and resulted in an $18,000 reduction of the amount initially recorded for goodwill. The consolidated financial statements include the results of operations of Rowan Bank since August 1, 2002.

Merger Acquisition of Dover Mortgage Company in 2003

On April 1, 2003, the Corporation completed a merger for the acquisition of Dover Mortgage Company (“Dover”), headquartered in Charlotte, North Carolina. Operating as a separate subsidiary of FNB Corp., Dover originates, underwrites and closes mortgage loans for sale into the secondary market. Mortgage production is sold on a service-released basis to a number of national lenders who in turn service the loans. At the date of the merger, Dover operated six offices and, based on estimated fair values, had $47,001,000 in total assets and $5,823,000 in shareholders’ equity. Pursuant to the terms of the merger, 50% of the outstanding shares of Dover common stock were converted into FNB Corp. common stock and the remaining 50% were converted into cash. The aggregate purchase price was $5,567,000, consisting of $2,908,000 of cash payments and 126,140 shares of FNB Corp. common stock valued at $2,659,000. Subject to a maximum total payment, Dover shareholders will be entitled to additional cash consideration over the four-year period following closing, based on a percentage of Dover’s pretax net income during that four-year period. Any additional cash consideration paid to Dover shareholders will be recorded as a purchase adjustment which will increase goodwill. The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Dover were recorded based on a preliminary estimate of fair values as of April 1, 2003, subject to possible adjustment during the one-year period from that date. The consolidated financial statements include the results of operations of Dover since April 1, 2003.

Primary Financial Data for 2003

The Corporation earned $8,400,000 in 2003, a 2.4% increase in net income from 2002. Basic earnings per share decreased from $1.63 in 2002 to $1.50 in 2003 and diluted earnings per share decreased from $1.58 to $1.43, for percentage decreases of 8.0% and 9.5%, respectively. As noted above, Rowan Bank and Dover Mortgage Company were acquired as subsidiaries through mergers effective August 1, 2002 and April 1, 2003, respectively, impacting both net income and the calculation of earnings per share since the acquisition dates. Largely reflecting the Dover acquisition, total assets were $773,245,000 at December 31, 2003, up 2.5% from year-end 2002. Loans amounted to $551,913,000 at December 31, 2003, increasing 9.9% from the prior year. Total deposits grew 0.9% to $597,925,000 in 2003.

Significant Factors Affecting Earnings in 2003

The financial performance of Dover Mortgage Company was negatively impacted in 2003 by reductions of approximately $1,250,000 in the third quarter and $80,000 in the fourth quarter in income from mortgage loan sales as a result of the failure to properly obtain forward sales commitments when certain interest rate locks or commitments to lend were entered into with potential borrowers. Failure to adhere to policies in connection with forward sales commitments, along with steep increases in conforming mortgage interest rates, created the reduction in income enumerated above. The Corporation is continuing to review and enhance the controls and procedures in place at this subsidiary which had not been subject to public reporting company requirements prior to the time of its acquisition on April 1, 2003.

Net interest income did not increase in proportion to the increase in earning assets in 2003, reflecting the continuing decline in interest rates. The net interest margin, as a percentage of earning assets, decreased 56 basis points to 3.84% in 2003 from 4.40% in 2002.

The provision for loan losses continued to negatively affect earnings in 2003 as in 2002, remaining above the historical trend. The 2003 provision was $1,860,000 compared to $1,780,000 in 2002, $1,200,000 in 2001 and $1,352,000 in 2000, the latter amount being net of a $450,000 charge that was merger related. The provision in recent years has been affected by asset quality considerations, increases in charge-offs and general economic conditions.

Income tax expense was reduced $173,000 in 2003 for the change in the valuation allowance for state deferred income tax assets as a result of management’s judgment that these will now be realized in future periods.

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

Earnings Review

The Corporation’s net income increased $200,000 in 2003, up 2.4% over 2002, reflecting in part the acquisitions of Rowan Bank and Dover Mortgage Company on August 1, 2002 and April 1, 2003, respectively, as discussed above. Earnings were positively impacted in 2003 by increases of $940,000 or 3.7% in net interest income and $6,068,000 or 73.4% in noninterest income. The net $7,008,000 gain in revenue from operations was significantly offset, however, by increases of $7,019,000 or 34.9% in noninterest expense and $80,000 in the provision for loan losses. Noninterest income has been significantly augmented by the increase in income from mortgage loan sales following the Dover acquisition, except for the reductions in Dover income from mortgage loan sales as noted in the “Overview—Significant Factors Affecting Earnings in 2003”. Additionally, noninterest income has been further augmented by the first full-year increase in service charges on deposit accounts resulting from the implementation of an overdraft protection program in July 2002 and by the increased level of income from mortgage loan sales by the subsidiary banks as long-term conforming mortgage rates remained at historical lows through most of 2003. Noninterest expense has been impacted significantly by the Dover acquisition and also by the Rowan Bank acquisition.

The Corporation’s net income increased $1,472,000 in 2002, up 21.9% over 2001, reflecting in part the acquisition of Rowan Bank on August 1, 2002 as discussed above. Earnings were positively impacted in 2002 by increases of $4,570,000 or 22.0% in net interest income and $2,368,000 in noninterest income. These gains were significantly offset, however, by increases of $4,063,000 in noninterest expense and $580,000 in the provision for loan losses. Noninterest income was favorably impacted by the increase in service charges on deposit accounts resulting from the implementation of an overdraft protection program in July 2002 and by the increase in income from mortgage loan sales as long-term conforming mortgage rates remained at historical lows.

Return on average assets improved from 1.15% in 2001 to 1.25% in 2002 and decreased to 1.07% in 2003. Return on average shareholders’ equity improved from 11.63% in 2001 to 12.82% in 2002 and decreased to 10.66% in 2003. In 2003, return on tangible assets and equity (calculated by deducting average goodwill from average assets and from average equity) amounted to 1.09% and 13.25%, respectively.

Net Interest Income

Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

Net interest income was $26,278,000 in 2003 compared to $25,338,000 in 2002. The increase of $940,000 or 3.7% resulted largely from the acquisitions of Rowan Bank and Dover Mortgage Company on August 1, 2002 and April 1, 2003, respectively, as discussed above, which was the primary factor resulting in an 18.7% increase in the level of average earning assets, the effect of which was partially offset by a decline in the net yield on earning assets, or net interest margin, from 4.40% to 3.84%. In 2002, there was a $4,570,000 or 22.0% increase in net interest income that resulted partially from the acquisition of Rowan Bank on August 1, 2002, but was primarily due to an improvement in the net yield on earning assets, or net interest margin, from 4.03% to 4.40% coupled with an 11.6% increase in the level of average earning assets. On a taxable equivalent basis, the increases in net interest income in 2003 and 2002 were $929,000 and $4,798,000, respectively, reflecting changes in the relative mix of taxable and non-taxable earning assets in each year.

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

Table 1

Average Balances and Net Interest Income Analysis

	2003			2002			2001
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(taxable equivalent basis, dollars in thousands)
EARNING ASSETS
Loans (1) (2)	$549,234	$32,615	5.94%	$432,053	$29,825	6.90%	$391,127	$31,992	8.18%
Investment securities (1):
Taxable income	105,617	5,397	5.11	134,807	8,952	6.64	128,610	8,738	6.79
Non-taxable income	41,452	2,555	6.16	25,063	1,870	7.46	20,026	1,541	7.69
Other earning assets	25,610	282	1.10	16,409	243	1.48	5,352	199	3.73

Total earning assets	721,913	40,849	5.66	608,332	40,890	6.72	545,115	42,470	7.79

Cash and due from banks	17,337			13,179			12,327
Goodwill	15,403			5,316			—
Other assets, net	33,698			29,001			25,083

TOTAL ASSETS	$788,351			$655,828			$582,525

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Demand deposits	$85,039	421.50		$67,809	502.74		$55,656	446.80
Savings deposits	51,586	279.54		41,216	401.97		34,351	499	1.45
Money market deposits	74,881	838	1.12	59,223	1,065	1.80	42,886	1,339	3.12
Certificates and other time deposits	319,581	8,062	2.52	304,147	9,941	3.27	299,787	16,469	5.49
Retail repurchase agreements	18,786	160.85		15,057	259	1.72	13,010	419	3.22
Federal Home Loan Bank advances	53,240	2,321	4.36	38,416	1,784	4.64	24,770	1,273	5.14
Federal funds purchased	515	7	1.39	472	10	2.06	940	47	5.04
Other borrowed funds	35,044	1,056	3.01	4,222	152	3.61	—	—	—

Total interest-bearing liabilities	638,672	13,144	2.06	530,562	14,114	2.66	471,400	20,492	4.35

Noninterest-bearing demand deposits	63,608			54,471			46,012
Other liabilities	7,254			6,854			7,242
Shareholders’ equity	78,817			63,941			57,871

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$788,351			$655,828			$582,525

NET INTEREST INCOME AND SPREAD		$27,705	3.60%		$26,776	4.06%		$21,978	3.44%

NET YIELD ON EARNING ASSETS			3.84%			4.40%			4.03%

(1)	Interest income and yields related to certain investment securities and loans exempt from both federal and state income tax or from state income tax alone are stated on a fully taxable equivalent basis, assuming a 34% federal tax rate and applicable state tax rate, reduced by the nondeductible portion of interest expense.
(2)	Nonaccrual loans are included in the average loan balance. Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.

Changes in the net interest margin and net interest spread tend to correlate with movements in the prime rate of interest. There are variations, however, in the degree and timing of rate changes, compared to prime, for the different types of earning assets and interest-bearing liabilities.

Until the significant interest rate declines in 2001, there had been a much greater degree of stability for several years in the interest rates both earned and paid by the Corporation. After rate cuts totaling 4.75% in 2001 and an additional rate cut of .50% in 2002, the prime rate averaged 6.99% in 2001 and 4.67% in 2002 compared to the average prime rates of 9.21%, 7.99% and 8.37% in 2000, 1999 and 1998, respectively. Due to a general slowdown in the economy that began to be perceived in the 2000 fourth quarter, the Federal Reserve acted to provide a stimulus through a series of interest rate reductions commencing in the 2001 first quarter, resulting in eight 50 basis point reductions and three 25 basis point reductions in the prime rate that lowered it to the 4.75% level at December 31, 2001. The reductions in the prime rate tended to negatively impact the net interest margin and net interest spread until the 2001 third quarter when these measures began to improve. An additional rate cut of 50 basis points in November 2002 further lowered the prime rate to the 4.25% level at December 31, 2002. In 2003, a rate cut of 25 basis points in June lowered the prime rate to 4.00%. The prime rate averaged 4.12% in 2003 compared to 4.67% in 2002.

The Corporation’s net interest margin and net interest spread were negatively impacted in 2003 due in part to the prime rate reductions in November 2002 and June 2003 but also because of the cumulative effect of the reductions in yields on fixed rate earning assets over an extended period.

In 2003, the net interest spread declined by 46 basis points from 4.06% in 2002 to 3.60% in 2003, reflecting the effect of a decrease in the average total yield on earning assets that more than offset the decrease in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets decreased by 106 basis points from 6.72% in 2002 to 5.66% in 2003, while the cost of funds decreased by 60 basis points from 2.66% to 2.06%. In 2002, the 62 basis points increase in net interest spread resulted from a 107 basis points decrease in the yield on earning assets that was more than offset by a 169 basis points decrease in the cost of funds.

The 2003 and 2002 changes in net interest income on a taxable equivalent basis, as measured by volume and rate variances, are analyzed in Table 2. Volume refers to the average dollar level of earning assets and interest-bearing liabilities.

Table 2

Volume and Rate Variance Analysis

	2003 Versus 2002			2002 Versus 2001
	Variance due to(1)		Net Change	Variance due to(1)		Net Change
	Volume	Rate		Volume	Rate
	(taxable equivalent basis, in thousands)
Interest Income
Loans (2)	$7,327	$(4,537)	$2,790	$3,144	$(5,311)	$(2,167)
Investment securities (2):
Taxable income	(1,722)	(1,833)	(3,555)	411	(197)	214
Non-taxable income	1,055	(370)	685	376	(47)	329
Other earning assets	112	(73)	39	220	(176)	44

Total interest income	6,772	(6,813)	(41)	4,151	(5,731)	(1,580)

Interest Expense
Interest-bearing deposits:
Demand deposits	107	(188)	(81)	91	(35)	56
Savings deposits	84	(206)	(122)	87	(185)	(98)
Money market deposits	238	(465)	(227)	407	(681)	(274)
Certificates and other time deposits	487	(2,366)	(1,879)	235	(6,763)	(6,528)
Retail repurchase agreements	54	(153)	(99)	58	(218)	(160)
Federal Home Loan Bank advances	650	(113)	537	645	(134)	511
Federal funds purchased	1	(4)	(3)	(17)	(20)	(37)
Other borrowed funds	933	(29)	904	152	—	152

Total interest expense	2,554	(3,524)	(970)	1,658	(8,036)	(6,378)

Net Interest Income	$4,218	$(3,289)	$929	$2,493	$2,305	$4,798

(1)	The mix variance, not separately stated, has been proportionally allocated to the volume and rate variances based on their absolute dollar amount.

(2)	Interest income related to certain investment securities and loans exempt from both federal and state income tax or from state income tax alone is stated on a fully taxable equivalent basis, assuming a 34% federal tax rate and applicable state tax rate, reduced by the nondeductible portion of interest expense.

Provision for Loan Losses

This provision is the charge against earnings to provide an allowance or reserve for probable losses inherent in the loan portfolio. The amount of each year’s charge is affected by several considerations including management’s evaluation of various risk factors in determining the adequacy of the allowance (see “Asset Quality”), actual loan loss experience and loan portfolio growth. The provision for loan losses continued to negatively affect earnings in 2003 as in 2002, remaining above the historical trend. The 2003 provision was $1,860,000 compared to $1,780,000 in 2002, $1,200,000 in 2001 and $1,352,000 in 2000, the latter amount being net of a $450,000 charge that was merger related. The provision in recent years has been affected by asset quality considerations, increases in charge-offs and general economic conditions.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.14% at December 31, 2003, 1.22% at December 31, 2002 and 1.17% at December 31, 2001. The increase in the allowance percentage from December 31, 2001 to December 31, 2002 related primarily to asset quality considerations, increases in historical charge-off trends and general economic conditions, while the decrease from December 31, 2002 to December 31, 2003 was due to charge-offs of impaired loans which were specifically reserved.

Noninterest Income

Noninterest income increased $6,068,000 or 73.4% in 2003, reflecting in large part the acquisition of Dover Mortgage Company on April 1, 2003 as discussed above, to a lesser extent the acquisition of Rowan Bank on August 1, 2002 as discussed above, and further to the general increase in the volume of business. The increase was primarily due to a $3,995,000 increase in income from mortgage loan sales and a $1,209,000 increase in service charges on deposit accounts. The increase in income from mortgage loan sales was largely due to the Dover acquisition but there was also an increase in the level of income from mortgage loan sales by the subsidiary banks as long-term conforming mortgage rates remained at historical lows through most of 2003. The increase in service charges on deposit accounts was primarily due to the first full-year results of an overdraft protection program implemented in July 2002. The increase in annuity and brokerage commissions was largely related to the general increase in the volume of sales of annuity products.

As additionally discussed in the “Overview—Significant Factors Affecting Earnings in 2003”, the Corporation sustained a reduction in 2003 of approximately $1,330,000 in income from mortgage loan sales of Dover Mortgage Company as a result of the failure to properly obtain forward sales commitments when certain interest rate locks or commitments to lend were entered into with potential borrowers.

Noninterest income increased $2,368,000 or 40.1% in 2002, reflecting in part the acquisition of Rowan Bank on August 1, 2002 as discussed above and also the general increase in the volume of business. The increase was primarily due to a $1,203,000 increase in service charges on deposit accounts and an $800,000 increase in income from mortgage loan sales. The increase in service charges on deposit accounts primarily related to the implementation of an overdraft protection program in July 2002. Other factors favorably affecting the level of service charges on deposit accounts in 2002 were the selected increases in service charge rates that became effective in the 2002 first and third quarters and the increase in the level of deposit accounts subject to service charges. Income from mortgage loan sales benefited in 2002 from long-term conforming mortgage rates that remained at historical lows.

Noninterest Expense

Noninterest expense was $7,019,000 or 34.9% higher in 2003, due primarily to the acquisitions of Rowan Bank and Dover Mortgage Company on August 1, 2002 and April 1, 2003, respectively, as discussed above, with the Dover acquisition being the most significant factor with regard to the higher level of noninterest expense after the 2003 first quarter. The largest factor resulting in higher noninterest expense was the generally increased level of personnel expense, which was impacted by increased staffing requirements in addition to what was attributable to the acquisitions of Rowan Bank and Dover, by normal salary adjustments and by higher costs of fringe benefits. The cost of data processing services was higher in the 2003 first quarter because of the outside data processing services employed by Rowan Bank until the conversion to an in-house system in March 2003, with the conversion project separately resulting in $140,000 in expenses. Other expense has been affected commencing in the third quarter of 2002 by expenses related to the new overdraft protection program (see “Noninterest Income”), such expenses amounting to $312,000 in 2003 and $174,000 in 2002.

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

Income Taxes

As noted in the “Overview—Significant Factors Affecting Earnings in 2003”, the 2003 results were positively affected by a $173,000 reduction in income tax expense for the change in the valuation allowance for state deferred income tax assets as a result of management’s judgment that these will now be realized in future periods. Exclusive of the change in the valuation allowance for state deferred income tax assets, the effective income tax rate decreased from 29.8% in 2002 to 29.0% in 2003 due principally to a decrease in the ratio of taxable to tax-exempt income. The effective income tax rate increased from 28.4% in 2001 to 29.8% in 2002 due principally to an increase in the ratio of taxable to tax-exempt income.

Liquidity

Liquidity for the subsidiary banks refers to their continuing ability to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to the Parent Company for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from five major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold, (c) lines for the purchase of federal funds from other banks, (d) the lines of credit established at the Federal Home Loan Bank totaling $151,700,000, less existing advances against those lines, and (e) the investment securities portfolio. All debt securities are of investment grade quality and, if the need arises, can be promptly liquidated on the open market or pledged as collateral for short-term borrowing.

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

Contractual Obligations

Under existing contractual obligations, the Corporation will be required to make payments in future periods. Table 3 presents aggregated information about the payments due under such contractual obligations at December 31, 2003. Transaction deposit accounts with indeterminate maturities have been classified as having payments due in one year or less.

Table 3

Contractual Obligations

	Payments Due by Period at December 31, 2003
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(dollars in thousands)
Deposits	$511,988	$61,611	$24,175	$151	$597,925
Retail repurchase agreements	14,816	—	—	—	14,816
Federal Home Loan Bank advances	2,076	2,595	519	48,113	53,303
Federal funds purchased	625	—	—	—	625
Other borrowed funds	9,177	2,200	2,200	4,400	17,977
Lease obligations	189	86	14	37	326
Pension plan contribution expected in 2004	600	—	—	—	600

Total contractual cash obligations	$539,471	$66,492	$26,908	$52,701	$685,572

Commitments, Contingencies and Off-Balance Sheet Risk

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at December 31, 2003 are discussed below.

Commitments by the subsidiary banks to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2003, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $169,217,000. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

The subsidiary banks issue standby letters of credit whereby the Corporation guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to standby letters of credit was $6,221,000 at December 31, 2003 and $497,000 at December 31, 2002. Due to insignificance, the Corporation has recorded no liability at December 31, 2003 for the current carrying amount of the obligation to perform as a guarantor.

Dover Mortgage Company originates certain residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a residential mortgage loan with a potential borrower and the time the closed loan is sold, the Corporation is subject to variability in market prices related to these commitments. The Corporation believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate residential mortgage loans totaled $15,890,000 at December 31, 2003. The related forward sales commitments totaled $15,890,000 at December 31, 2003. The fair value of these commitments was recorded as a net asset of $176,000 at December 31, 2003. Loans held for sale by Dover Mortgage Company totaled $8,201,000 at December 31, 2003. The related forward sales commitments totaled $8,153,000 at December 31, 2003. The fair value of these commitments was recorded as a net asset of $6,000 at December 31, 2003. The Corporation is exposed to interest rate risk and market risk on the $48,000 in loans held for sale for which it does not have forward sales commitments at December 31, 2003.

The subsidiary banks had loans held for sale of $367,000 at December 31, 2003. Binding commitments of the subsidiary banks for the origination of mortgage loans intended to be held for sale at December 31, 2003 were not material.

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

The Corporation’s balance sheet was asset-sensitive at December 31, 2003. An asset-sensitive position means that, for cumulative gap measurement periods of one year or less, there are more assets than liabilities subject to immediate repricing as market rates change. Because immediately rate sensitive assets exceed rate sensitive interest-bearing liabilities, the earnings position could improve in a rising rate environment and could deteriorate in a declining rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

Table 4 presents information about the periods in which the interest-sensitive assets and liabilities at December 31, 2003 will either mature or be subject to repricing in accordance with market rates, and the resulting interest-sensitivity gaps. This table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of what the sensitivity will be on other dates. As a simplifying assumption concerning repricing behavior, 50% of the interest-bearing demand, savings and money market deposits are assumed to reprice immediately and 50% are assumed to reprice beyond one year.

Table 4

Interest Rate Sensitivity Analysis

	December 31, 2003
	Rate Maturity in Days			Beyond One Year	Total
	1-90	91-180	181-365
	(dollars in thousands)
Earning Assets
Loans	$339,527	$14,661	$24,493	$173,232	$551,913
Investment securities	6,937	4,296	2,672	130,354	144,259
Interest-bearing bank balances	8,641	—	—	—	8,641
Federal funds sold	1,319	—	—	—	1,319

Total earning assets	356,424	18,957	27,165	303,586	706,132

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	44,645	—	—	44,645	89,290
Savings deposits	26,217	—	—	26,217	52,434
Money market deposits	37,061	—	—	37,061	74,122
Time deposits of $100,000 or more	40,142	28,313	23,101	26,643	118,199
Other time deposits	44,019	37,973	54,555	56,662	193,209
Retail repurchase agreements	14,816	—	—	—	14,816
Federal Home Loan Bank advances	519	519	1,038	51,227	53,303
Federal funds purchased	625	—	—	—	625
Other borrowed funds	—	8,077	1,100	8,800	17,977

Total interest-bearing liabilities	208,044	74,882	79,794	251,255	613,975

Interest Sensitivity Gap	$148,380	$(55,925)	$(52,629)	$52,331	$92,157

Cumulative gap	$148,380	$92,455	$39,826	$92,157	$92,157
Ratio of interest-sensitive assets to interest-sensitive liabilities	171%	25%	34%	121%	115%

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

Table 5 presents information about the contractual maturities, average interest rates and estimated fair values of financial instruments considered market risk sensitive at December 31, 2003.

Table 5

Market Risk Analysis of Financial Instruments

	Contractual Maturities at December 31, 2003							Average Interest Rate (1)	Estimated Fair Value
	2004	2005	2006	2007	2008	Beyond Five Years	Total
	(dollars in thousands)
Financial Assets
Debt Securities (2):
Fixed rate	$7,775	$6,447	$10,161	$8,209	$10,803	$92,010	$135,405	5.07%	$137,267
Variable rate	—	—	—	—	1,000	2,000	3,000	1.91%	3,000
Loans (3):
Fixed rate	45,646	30,394	26,965	23,835	23,800	46,945	197,585	7.18	214,549
Variable rate	108,104	54,114	42,122	40,041	42,170	67,777	354,328	4.69	355,215
Interest-bearing bank balances	—	—	—	—	—	—	8,641.85		8,641
Federal funds sold	—	—	—	—	—	—	1,319.76		1,319

Total	$161,525	$90,955	$79,248	$72,085	$77,773	$208,732	$700,278	5.40	$719,991

Financial Liabilities
Interest-bearing demand deposits	$—	$—	$—	$—	$—	$—	$89,290.35		$89,290
Savings deposits	—	—	—	—	—	—	52,434.31		52,434
Money market deposits	—	—	—	—	—	—	74,122.88		74,122
Time deposits:
Fixed rate	224,006	36,486	22,652	15,328	8,747	151	307,370	2.33	314,937
Variable rate	1,465	1,188	1,285	100	—	—	4,038	2.15	4,038
Retail repurchase agreements	—	—	—	—	—	—	14,816	1.09	14,816
Federal Home Loan Bank advances	2,076	2,076	519	519	—	48,113	53,303	4.45	60,027
Federal funds purchased	—	—	—	—	—	—	625	1.27	625
Other borrowed funds	9,177	1,100	1,100	1,100	1,100	4,400	17,977	3.21	18,198

Total	$236,724	$40,850	$25,556	$17,047	$9,847	$52,664	$613,975	1.87	$628,487

(1)	The average interest rate related to debt securities is stated on a fully taxable equivalent basis, assuming a 34% federal income tax rate and applicable state income tax rate, reduced by the nondeductible portion of interest expense.

(2)	Debt securities are reported on the basis of amortized cost. Mortgage-backed securities which have monthly curtailments of principal are categorized by final maturity.

(3)	Nonaccrual loans are included in the balance of loans. The allowance for loan losses is excluded.

Capital Adequacy

Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders’ equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution’s ongoing trading activities. At December 31, 2003, FNB Corp. and each of the subsidiary banks were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital. Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%. At December 31, 2003, FNB Corp. had a total capital ratio of 11.69% and a Tier 1 capital ratio of 10.66%. First National Bank and Rowan Bank had total capital ratios of 12.68% and 13.29%, respectively, and Tier 1 capital ratios of 11.65% and 12.13%.

The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At December 31, 2003, FNB Corp. had a leverage capital ratio of 8.31%. First National Bank and Rowan Bank had leverage capital ratios of 9.40% and 8.68%, respectively.

First National Bank and Rowan Bank are also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, a bank must have a minimum ratio for total capital of 10.00%, for Tier 1 capital of 6.00% and for leverage capital of 5.00%. As noted above, both First National Bank and Rowan Bank met all of those ratio requirements at December 31, 2003 and, accordingly, are well-capitalized under the regulatory framework for prompt corrective action.

Balance Sheet Review

The growth in total assets in both 2003 and 2002 largely reflected an acquisition through merger in each year. As discussed in the “Overview”, Dover Mortgage Company was acquired on April 1, 2003 and Rowan Bank on August 1, 2002. Total assets increased $18,875,000 or 2.5% in 2003 and $160,628,000 or 27.1% in 2002. Deposits grew $5,571,000 or 0.9% and $112,124,000 or 23.3%, respectively, in the same periods. The level of total assets was affected in 2002 by a $15,000,000 advance from the Federal Home Loan Bank to First National Bank that was obtained primarily to help fund future loan growth. Additionally, the level of Federal Home Loan Bank advances at December 31, 2002 was further increased by advances totaling $8,388,000 which resulted from the Rowan Bank acquisition. The average asset growth rates were 20.2% in 2003 and 12.6% in 2002. The corresponding average deposit growth rates were 12.9% and 10.1%.

Investment Securities

Investments are carried on the consolidated balance sheet at estimated fair value for available-for-sale securities and at amortized cost for held-to-maturity securities. Table 6 presents information, on the basis of selected maturities, about the composition of the investment securities portfolio for each of the last three years. As discussed in Note 1 to the Consolidated Financial Statements, on January 1, 2001, the Corporation transferred all of its securities from the held-to-maturity portfolio to the available-for-sale portfolio in connection with the adoption of Statement of Financial Accounting Standards No. 133. In 2003 and 2002, certain new purchases of debt securities were classified as held-to-maturity securities.

Table 6

Investment Securities Portfolio Analysis

	December 31
	2003			2002	2001
	Amortized Cost	Estimated Fair Value	Taxable Equivalent Yield (1)	Carrying Value	Carrying Value
	(dollars in thousands)
Available for Sale
U.S. Government agencies and corporations:
Within one year	$1,000	$1,029	6.68%	$518	$1,021
One to five years	5,250	5,340	4.44	6,466	2,909
Five to ten years	27,770	28,207	5.61	59,225	81,072
Over ten years	8,024	8,105	5.82	27,555	45,782

Total	42,044	42,681	5.53	93,764	130,784

Mortgage-backed securities	5,531	5,545	4.77	1,039	341

State, county and municipal:
Within one year	523	533	7.70	1,312	1,130
One to five years	3,988	4,219	7.87	4,563	4,471
Five to ten years	9,096	9,737	7.75	10,912	10,556
Over ten years	8,409	8,842	6.97	9,417	9,067

Total	22,016	23,331	7.48	26,204	25,224

Other debt securities:
Within one year	—	—	—	507	—
One to five years	3,039	3,148	4.01	—	521
Five to ten years	—	—	—	1,150	504
Over ten years	2,074	2,562	9.88	2,304	2,770

Total	5,113	5,710	6.39	3,961	3,795

Total debt securities	74,704	77,267	6.11	124,968	160,144
Equity securities	3,267	3,291		4,168	3,006

Total available-for-sale securities	$77,971	$80,558		$129,136	$163,150

Held to Maturity
U.S. Government agencies and corporations:
Within one year	$4,055	$4,058	1.42	$—	$—
One to five years	14,558	14,473	2.78	7,000	—
Five to ten years	15,063	14,775	4.29	13,996	—

Total	33,676	33,306	3.30	20,996	—

Mortgage-backed securities	501	491	4.89	—	—

State, county and municipal:
Within one year	2,197	2,195	1.50	—	—
One to five years	8,574	8,520	2.50	—	—
Five to ten years	6,927	6,814	4.42	483	—
Over ten years	9,826	9,697	5.99	3,242	—

Total	27,524	27,226	4.17	3,725	—

Other debt securities:
Within one year	—	—	—	—	—
One to five years	1,000	990	2.30	—	—
Five to ten years	1,000	987	4.70	—	—

Total	2,000	1,977	3.50	—	—

Total held-to-maturity securities	$63,701	$63,000	3.69	$24,721	$—

(1)	Yields are stated on a fully taxable equivalent basis, assuming a 34% federal income tax rate and applicable state income tax rate, reduced by the nondeductible portion of interest expense.

Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. In 2003, when the growth in loans significantly exceeded that for total assets, there was a net decrease of $9,598,000 or 6.2% in the level of investment securities. Also, the level of funds temporarily invested as federal funds sold or as interest-bearing balances at other banks, which was higher than normal at December 31, 2002 due to proceeds from investment maturities and calls being held in a liquid status, was significantly reduced in 2003 to supply part of the funding for loan growth. In 2002, because of economic and interest rate uncertainties that resulted in the holding of the higher than normal level of proceeds from investment maturities and calls in a liquid status, there was a $9,293,000 or 5.7% reduction in the level of investment securities. Investable funds not otherwise utilized are temporarily invested on an overnight basis as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs. As noted above, the level of funds temporarily invested as federal funds sold or as interest-bearing balances at other banks was higher than normal at December 31, 2002.

Loans

The Corporation’s primary source of revenue and largest component of earning assets is the loan portfolio. In 2003, loans increased $49,571,000 or 9.9% due largely to internal loan generation, although augmented by the acquisition of Dover Mortgage Company on April 1, 2003 as discussed in the “Overview”. In 2002, loans increased $110,710,000 or 28.3% due primarily to the acquisition of Rowan Bank on August 1, 2002 as discussed in the “Overview”. Average loans increased $117,181,000 or 27.1% in 2003 and $40,926,000 or 10.5% in 2002. The ratio of average loans to average deposits increased from 82.0% in 2002 to 92.4% in 2003. The ratio of loans to deposits at December 31, 2003 was 92.3%.

Table 7 sets forth the major categories of loans for each of the last five years. The maturity distribution and interest rate sensitivity of selected loan categories at December 31, 2003 are presented in Table 8.

Table 7

Loan Portfolio Composition

	December 31
	2003		2002		2001		2000		1999
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Commercial and agricultural	$215,036	39.6	$198,085	39.6	$177,577	46.9	$160,057	41.5	$125,331	34.7
Real estate—construction	36,357	6.7	29,553	5.9	11,249	3.0	5,734	1.5	5,472	1.5
Real estate—mortgage:
1-4 family residential	184,881	34.0	188,764	37.8	146,347	38.6	165,057	42.8	170,577	47.3
Commercial and other	86,734	15.9	59,760	12.0	15,269	4.0	16,050	4.2	22,214	6.2
Consumer	19,973	3.7	21,550	4.3	20,978	5.5	25,290	6.5	30,340	8.4
Leases	365.1		1,843.4		7,376	2.0	13,679	3.5	6,832	1.9

Loans held for investment	543,346	100.0	499,555	100.0	378,796	100.0	385,867	100.0	360,766	100.0

Loans held for sale	8,567		2,787		12,836		9,870		74

Gross loans	$551,913		$502,342		$391,632		$395,737		$360,840

Table 8

Selected Loan Maturities

	December 31, 2003
	One Year or Less	One to Five Years	Over Five Years	Total
	(in thousands)
Commercial and agricultural	$65,033	$123,507	$26,496	$215,036
Real estate—construction	27,073	6,927	2,357	36,357

Total selected loans	$92,106	$130,434	$28,853	$251,393

Sensitivity to rate changes:
Fixed interest rates	$17,142	$33,813	$6,608	$57,563
Variable interest rates	74,964	96,621	22,245	193,830

Total	$92,106	$130,434	$28,853	$251,393

While the level of the entire loan portfolio has been adversely impacted for an extended period by the general slowdown of the economy, the portfolios related to commercial and agricultural loans, construction loans and commercial and other real estate loans experienced significant gains in 2003. The balance of the 1-4 family residential mortgage loan portfolio has been negatively affected by the high level of refinancing activity, especially since certain loans previously included in the “held for investment” category were refinanced and subsequently sold.

Asset Quality

Management considers the asset quality of the subsidiary banks to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. As part of the loan review function, a third party assessment group is employed to review the underwriting documentation and risk grading analysis.

In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to a review of individual loans, historical loan loss experience, the value and adequacy of collateral, and economic conditions in the market areas of the subsidiary banks. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses of each of the subsidiary banks. Such agencies may require the subsidiary banks to recognize changes to the allowance based on their judgments about information available to them at the time of their examinations. Loans are charged off when in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance.

At December 31, 2003, the Corporation had impaired loans which totaled $1,963,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $1,133,000. At December 31, 2002, the Corporation had impaired loans which totaled $3,211,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $1,401,000.

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

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.14% at December 31, 2003, 1.22% at December 31, 2002 and 1.17% at December 31, 2001. The increase in the allowance percentage from December 31, 2001 to December 31, 2002 related primarily to asset quality considerations, increases in historical charge-off trends and general economic conditions, while the decrease from December 31, 2002 to December 31, 2003 was due to charge-offs of impaired loans which were specifically reserved.

Management believes the allowance for loan losses of $6,172,000 at December 31, 2003 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Corporation.

Table 9 presents an analysis of the changes in the allowance for loan losses and of the level of nonperforming assets for each of the last five years. Information about management’s allocation of the allowance for loan losses by loan category is presented in Table 10.

Table 9

Allowance for Loan Losses and Nonperforming Assets

	2003	2002	2001	2000	1999
	(dollars in thousands)
Allowance for Loan Losses
Balance at beginning of year	$6,109	$4,417	$4,352	$3,289	$2,954
Charge-offs:
Commercial and agricultural	1,165	502	152	603	49
Real estate—construction	133	—	—	—	—
Real estate—mortgage	244	101	10	21	2
Consumer	332	538	395	277	306
Leases	26	243	702	12	—

Total charge-offs	1,900	1,384	1,259	913	357

Recoveries:
Commercial and agricultural	14	116	63	117	16
Real estate—construction	—	—	—	—	—
Real estate—mortgage	—	1	8	6	—
Consumer	85	76	96	130	138
Leases	4	64	—	—	—

Total recoveries	103	257	167	253	154

Net loan charge-offs	1,797	1,127	1,092	660	203
Provision for loan losses (1)	1,860	1,780	1,200	1,802	511
Purchase accounting acquisition	—	1,039	—	—	—
Allowance adjustment for loans sold	—	—	(43)	(79)	—
Adjustment to conform fiscal periods	—	—	—	—	27

Balance at end of year	$6,172	$6,109	$4,417	$4,352	$3,289

Nonperforming Assets, at end of year
Nonaccrual loans	$5,235	$4,944	$4,144	$1,478	$1,602
Accruing loans past due 90 days or more	758	1,268	609	367	298

Total nonperforming loans	5,993	6,212	4,753	1,845	1,900
Foreclosed assets	65	61	123	33	3
Other real estate owned	1,008	414	758	163	423

Total nonperforming assets	$7,066	$6,687	$5,634	$2,041	$2,326

Ratios
Net loan charge-offs to average loans	.33%	.26%	.28%	.17%	.06%
Net loan charge-offs to allowance for loan losses	29.12	18.45	24.72	15.17	6.17
Allowance for loan losses to loans held for investment	1.14	1.22	1.17	1.13	.91
Total nonperforming loans to loans held for investment	1.10	1.24	1.25	.48	.53

(1)	Approximately $450,000 of the total provision for loan losses in 2000 was merger related.

Table 10

Allocation of Allowance For Loan Losses

	December 31
	2003	2002	2001	2000	1999
	(in thousands)
Commercial and agricultural	$3,440	$2,939	$1,590	$1,714	$1,070
Real estate—construction	118	128	15	21	14
Real estate—mortgage	1,395	1,539	776	982	735
Consumer	756	911	934	1,076	1,023
Leases	21	194	734	201	58
Unallocated	442	398	368	358	389

Total allowance for loan losses	$6,172	$6,109	$4,417	$4,352	$3,289

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

In addition to the significant increase in deposits in 2002 from the acquisition of Rowan Bank on August 1, 2002 as discussed in the “Overview”, the level and mix of deposits has been specifically affected by the following factors. Reflecting new deposit products and extensive promotion efforts, noninterest-bearing demand deposits grew the most of any component of deposits in 2003, increasing $12,365,000. Time deposits decreased $15,369,000 due to the continuing effect of interest rate declines. In 2002, money market deposits and interest-bearing demand deposits, excluding the amount of Rowan Bank deposits initially added on August 1, 2002, had the most significant growth of the deposit components, increasing $23,266,000 and $15,779,000, respectively. By similar comparison, time deposits, reflecting the effect of deposit maturities related to prior promotions for premium-rate certificates of deposit, decreased $34,998,000 in 2002. Further, the level of time deposits obtained from governmental units fluctuates, amounting to $49,605,000, $42,323,000, and $53,573,000 at December 31, 2003, 2002 and 2001, respectively.

Table 12 shows the year-end and average deposit balances for the years 2003, 2002 and 2001 and the changes in 2003 and 2002.

Table 11

Analysis of Deposits

	2003			2002			2001
	Balance	Change from Prior Year		Balance	Change from Prior Year		Balance
		Amount	%		Amount	%
	(dollars in thousands)
Year-End Balances
Interest-bearing deposits:
Demand deposits	$89,290	$3,814	4.5	$85,476	$26,269	44.4	$59,207
Savings deposits	52,434	2,778	5.6	49,656	15,237	44.3	34,419
Money market deposits	74,122	1,983	2.7	72,139	25,269	53.9	46,870

Total	215,846	8,575	4.1	207,271	66,775	47.5	140,496
Certificates and other time deposits	311,408	(15,369)	(4.7)	326,777	36,132	12.4	290,645

Total interest-bearing deposits	527,254	(6,794)	(1.3)	534,048	102,907	23.9	431,141
Noninterest-bearing demand deposits	70,671	12,365	21.2	58,306	9,217	18.8	49,089

Total deposits	$597,925	$5,571.9		$592,354	$112,124	23.3	$480,230

Average Balances
Interest-bearing deposits:
Demand deposits	$85,039	$17,230	25.4	$67,809	$12,153	21.8	$55,656
Savings deposits	51,586	10,370	25.2	41,216	6,865	20.0	34,351
Money market deposits	74,881	15,658	26.4	59,223	16,337	38.1	42,886

Total	211,506	43,258	25.7	168,248	35,355	26.6	132,893
Certificates and other time deposits	319,581	15,434	5.1	304,147	4,360	1.5	299,787

Total interest-bearing deposits	531,087	58,692	12.4	472,395	39,715	9.2	432,680
Noninterest-bearing demand deposits	63,608	9,137	16.8	54,471	8,459	18.4	46,012

Total deposits	$594,695	$67,829	12.9	$526,866	$48,174	10.1	$478,692

Business Development Matters

As discussed in the “Overview” and in Note 2 to the Consolidated Financial Statements, the Corporation completed a merger on August 1, 2002 for the acquisition of Rowan Bancorp, Inc., holding company for Rowan Savings Bank SSB, Inc., headquartered in China Grove, North Carolina, in a transaction accounted for using the purchase method of accounting for business combinations.

As also discussed in the “Overview” and in Note 2 to the Consolidated Financial Statements, the Corporation completed a merger on April 1, 2003 for the acquisition of Dover Mortgage Company, headquartered in Charlotte, North Carolina, in a transaction accounted for using the purchase method of accounting for business combinations.

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

In January 2004, First National Bank received regulatory approval for establishment of a new branch office in Greensboro, North Carolina. A loan production office was initially opened in February 2004 with a full-service banking office to follow.

Accounting Pronouncement Matters

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. Examples of these costs include, but are not limited to, lease termination costs and certain employee severance costs. SFAS No. 146 does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, “Accounting for Asset Retirement Obligations”. A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Corporation adopted the provisions of SFAS No. 146 on January 1, 2003 with no effect on its consolidated financial statements.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FASB Interpretation No. 45”), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FASB Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FASB Interpretation No. 45 issued or modified after December 31, 2002. The Corporation issues standby letters of credit whereby the Corporation guarantees performance if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. Information concerning standby letters of credit is presented in Note 18 to the Consolidated Financial Statements.

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (FASB Interpretation No. 46”), which addresses consolidation by business enterprises of variable interest entities. Under FASB Interpretation No. 46, an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity, and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity’s obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditors (or beneficial interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary. FASB Interpretation No. 46 is effective for the first fiscal year or interim period beginning after June 15, 2003. The Corporation adopted the provisions of FASB Interpretation No. 46 with no effect on its consolidated financial statements.

In December 2003, the FASB issued revised FASB Interpretation No. 46, which clarifies certain provisions of original FASB Interpretation No. 46 and adds new scope exceptions. The provisions of revised FASB No. 46 are effective no later than March 31, 2004. However, companies must apply either original FASB Interpretation No. 46 or revised FASB Interpretation No. 46 to those entities considered special-purpose entities no later than December 31, 2003. The Corporation adopted the provisions of revised FASB Interpretation No. 46 as of December 31, 2003 with no effect on its consolidated financial statements.

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

In December 2003, the FASB issued revised Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132”), which, similar to original SFAS No. 132, revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. Revised SFAS No. 132 retains the disclosure requirements contained in original SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, which it replaces. Revised SFAS No. 132 requires additional disclosures to those in original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of original SFAS No. 132 remain in place until the provisions of revised SFAS No. 132 are adopted. Certain provisions of revised SFAS No. 132 are effective for fiscal years ending after December 15, 2003 while others are effective for fiscal years ending after June 15, 2004. Additionally, certain provisions are effective for interim periods beginning after December 15, 2003. The Corporation has adopted the disclosure provisions specifically effective for fiscal years ending after December 15, 2003 and will adopt the remaining disclosure provisions as they become effective.

Effects of Inflation

The operations of the subsidiary banks and Dover Mortgage Company and, therefore, of the Corporation are subject to the effects of inflation through interest rate fluctuations and changes in the general price level of noninterest operating expenses. Such costs as salaries, fringe benefits and utilities have tended to increase at a rate comparable to or even greater than the general rate of inflation. Broadly speaking, all operating expenses have risen to higher levels as inflationary pressures have increased. Management has responded to this situation by evaluating and adjusting fees charged for specific services and by emphasizing operating efficiencies.

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

Additionally, the level of activity in the origination of 1-4 family residential mortgage loans which directly affects the amount of income from mortgage loan sales, the principal source of revenue for Dover and an important source for the subsidiary banks, is significantly affected by the level of interest rates, increasing as rates decline and decreasing as rates rise. In periods of rising rates, which do not generally benefit from the activity that results from the refinancing of residential mortgage loans, management attempts to increase the volume of originations resulting from traditional purchase mortgage transactions.

Non-GAAP Measures

This Annual Report on Form 10-K contains financial information determined by methods other than in accordance with generally accepted accounting principles (“GAAP”). The Corporation’s management uses these non-GAAP measures in their analysis of the Corporation’s performance. These non-GAAP measures exclude average goodwill from the calculations of return on average assets and return on average equity. Management believes presentations of financial measures excluding the impact of goodwill provide useful supplemental information that is essential to a proper understanding of the operating results of the Corporation’s core businesses. These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

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

Table 12

Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	(in thousands, except per share data)
2003
Interest income	$10,173	$10,016	$9,707	$9,526
Interest expense	3,421	3,542	3,221	2,960

Net interest income	6,752	6,474	6,486	6,566
Provision for loan losses	250	830	455	325

Net interest income after provision for loan losses	6,502	5,644	6,031	6,241
Noninterest income	2,763	5,758	2,557	3,258
Noninterest expense	6,013	7,441	6,895	6,810

Income before income taxes	3,252	3,961	1,693	2,689
Income taxes	990	1,281	160	764

Net income	$2,262	$2,680	$1,533	$1,925

Per share data:
Net income:
Basic	$.42	$.48	$.27	$.34
Diluted	.40	.45	.26	.33
Cash dividends declared	.14	.14	.14	.17
Common stock price (1):
High	26.20	32.05	29.50	26.25
Low	19.10	22.41	24.03	21.18

2002
Interest income	$9,302	$9,281	$10,269	$10,600
Interest expense	3,534	3,252	3,593	3,735

Net interest income	5,768	6,029	6,676	6,865
Provision for loan losses	510	530	285	455

Net interest income after provision for loan losses	5,258	5,499	6,391	6,410
Noninterest income	1,688	1,685	2,186	2,709
Noninterest expense	4,425	4,550	5,277	5,888

Income before income taxes	2,521	2,634	3,300	3,231
Income taxes	716	760	1,007	1,003

Net income	$1,805	$1,874	$2,293	$2,228

Per share data:
Net income:
Basic	$.38	$.39	$.45	$.41
Diluted	.37	.38	.43	.40
Cash dividends declared	.14	.14	.14	.16
Common stock price (1):
High	15.45	17.80	17.75	20.18
Low	13.75	15.20	15.60	14.71

(1)	FNB Corp. common stock is traded on the Nasdaq National Market under the symbol FNBN. At December 31, 2003, there were 1,858 shareholders of record.

INDEPENDENT AUDITORS’ REPORT

THE BOARD OF DIRECTORS

FNB Corp.

We have audited the accompanying consolidated balance sheets of FNB Corp. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNB Corp. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Greenville, South Carolina

March 12, 2004

FNB CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2003	2002
	(in thousands, except share data)
Assets
Cash and due from banks	$17,164	$15,944
Interest-bearing bank balances	8,641	14,819
Federal funds sold	1,319	26,819
Investment securities:
Available for sale, at estimated fair value (amortized cost of $77,971 in 2003 and $125,151 in 2002)	80,558	129,136
Held to maturity (estimated fair value of $63,000 in 2003 and $24,843 in 2002)	63,701	24,721
Loans:
Loans held for sale	8,567	2,787
Loans held for investment	543,346	499,555
Less allowance for loan losses	(6,172)	(6,109)

Net loans	545,741	496,233

Premises and equipment, net	15,009	14,071
Goodwill	16,325	12,601
Other assets	24,787	20,026

Total Assets	$773,245	$754,370

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$70,671	$58,306
Interest-bearing deposits:
Demand, savings and money market deposits	215,846	207,271
Time deposits of $100,000 or more	118,199	113,776
Other time deposits	193,209	213,001

Total deposits	597,925	592,354
Retail repurchase agreements	14,816	17,427
Federal Home Loan Bank advances	53,303	53,388
Federal funds purchased	625	—
Other borrowed funds	17,977	11,000
Other liabilities	7,141	7,111

Total Liabilities	691,787	681,280

Shareholders’ equity:
Preferred stock, $10.00 par value; authorized 200,000 shares, none issued	—	—
Common stock, $2.50 par value; authorized 10,000,000 shares, issued 5,686,899 shares in 2003 and 5,416,731 shares in 2002	14,217	13,542
Surplus	12,478	8,823
Retained earnings	53,174	48,095
Accumulated other comprehensive income	1,589	2,630

Total Shareholders’ Equity	81,458	73,090

Total Liabilities and Shareholders’ Equity	$773,245	$754,370

Commitments (Note 18)

See accompanying notes to consolidated financial statements.

FNB CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
	2003	2002	2001
	(in thousands, except share and per share data)
Interest Income
Interest and fees on loans	$32,458	$29,658	$31,872
Interest and dividends on investment securities:
Taxable income	5,061	8,368	8,203
Non-taxable income	1,629	1,189	986
Other interest income	274	237	199

Total interest income	39,422	39,452	41,260

Interest Expense
Deposits	9,600	11,909	18,753
Retail repurchase agreements	160	259	419
Federal Home Loan Bank advances	2,321	1,784	1,273
Federal funds purchased	7	10	47
Other borrowed funds	1,056	152	—

Total interest expense	13,144	14,114	20,492

Net Interest Income	26,278	25,338	20,768
Provision for loan losses	1,860	1,780	1,200

Net Interest Income After Provision for Loan Losses	24,418	23,558	19,568

Noninterest Income
Mortgage loan sales	5,626	1,631	831
Service charges on deposit accounts	4,949	3,740	2,537
Annuity and brokerage commissions	924	401	271
Cardholder and merchant services income	870	740	609
Other service charges, commissions and fees	644	914	720
Bank owned life insurance	638	617	638
Other income	685	225	294

Total noninterest income	14,336	8,268	5,900

Noninterest Expense
Personnel expense	15,804	11,488	9,137
Occupancy expense	1,415	1,050	824
Furniture and equipment expense	2,122	1,660	1,423
Data processing services	1,267	1,003	703
Other expense	6,551	4,939	3,990

Total noninterest expense	27,159	20,140	16,077

Income Before Income Taxes	11,595	11,686	9,391
Income taxes	3,195	3,486	2,663

Net Income	$8,400	$8,200	$6,728

Net income per common share:
Basic	$1.50	$1.63	$1.35
Diluted	$1.43	$1.58	$1.32
Weighted average number of shares outstanding:
Basic	5,607,681	5,022,397	4,988,084
Diluted	5,880,026	5,195,872	5,080,767

See accompanying notes to consolidated financial statements.

FNB CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands, except share and per share data)
Balance, December 31, 2000	5,059,641	$12,649	$2,836	$40,000	$(363)	$55,122

Comprehensive income:
Net income	—	—	—	6,728	—	6,728
Other comprehensive income:
Unrealized securities gains, net of income taxes of $684	—	—	—	—	1,330	1,330

Total comprehensive income						8,058

Cash dividends declared, $.53 per share	—	—	—	(2,618)	—	(2,618)
Common stock issued through:
Stock option plan	24,461	61	189	—	—	250
Common stock repurchased	(320,841)	(802)	(3,025)	(1,078)	—	(4,905)

Balance, December 31, 2001	4,763,261	11,908	—	43,032	967	55,907

Comprehensive income:
Net income	—	—	—	8,200	—	8,200
Other comprehensive income:
Unrealized securities gains, net of income taxes of $857	—	—	—	—	1,663	1,663

Total comprehensive income						9,863

Cash dividends declared, $.58 per share	—	—	—	(2,956)	—	(2,956)
Common stock issued through:
Stock option plan	108,754	272	365	—	—	637
Merger acquisition of subsidiary company	603,859	1,510	7,584	—	—	9,094
Other merger consideration for fair value of stock options assumed	—	—	1,531	—	—	1,531
Common stock repurchased	(59,143)	(148)	(657)	(181)	—	(986)

Balance, December 31, 2002	5,416,731	13,542	8,823	48,095	2,630	73,090

Comprehensive income:
Net income	—	—	—	8,400	—	8,400
Other comprehensive income:
Unrealized securities losses, net of income tax benefit of $357	—	—	—	—	(1,041)	(1,041)

Total comprehensive income						7,359

Cash dividends declared, $.59 per share	—	—	—	(3,321)	—	(3,321)
Common stock issued through:
Stock option plan	153,583	384	1,485	—	—	1,869
Merger acquisition of subsidiary company	126,140	315	2,344	—	—	2,659
Common stock reacquired through:
Exchange related to issuance of option stock	(9,492)	(24)	(172)	—	—	(196)
Other	(63)	—	(2)	—	—	(2)

Balance, December 31, 2003	5,686,899	$14,217	$12,478	$53,174	$1,589	$81,458

See accompanying notes to consolidated financial statements.

FNB CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2003	2002	2001
	(in thousands)
Operating Activities
Net income	$8,400	$8,200	$6,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,793	1,382	1,144
Provision for loan losses	1,860	1,780	1,200
Deferred income taxes	(338)	(192)	20
Deferred loan fees and costs, net	(20)	12	110
Premium amortization and discount accretion of investment securities, net	597	70	(20)
Amortization of intangibles	69	30	9
Net decrease (increase) in loans held for sale	33,813	10,049	(2,966)
Decrease (increase) in other assets	676	877	(931)
Decrease in other liabilities	(2,315)	(2,302)	(452)

Net Cash Provided by Operating Activities	44,535	19,906	4,842

Investing Activities
Available-for-sale securities:
Proceeds from sales	—	2,060	—
Proceeds from maturities and calls	62,774	105,020	131,739
Purchases	(16,366)	(65,682)	(160,460)
Held-to-maturity securities:
Proceeds from maturities and calls	16,003	—	—
Purchases	(55,326)	(24,721)	—
Net decrease (increase) in loans held for investment	(47,658)	(27,341)	5,063
Purchases of premises and equipment	(2,671)	(2,092)	(1,818)
Net cash received (paid) in merger acquisition of subsidiary company	(436)	6,885	—
Purchases of life insurance contracts	(2,000)	—	—
Other, net	239	(34)	(373)

Net Cash Used in Investing Activities	(45,441)	(5,905)	(25,849)

Financing Activities
Net increase in deposits	5,954	11,132	7,782
Increase (decrease) in retail repurchase agreements	(2,611)	2,081	3,611
Increase in Federal Home Loan Bank advances	—	15,000	15,000
Increase (decrease) in federal funds purchased	625	(6,000)	1,250
Increase (decrease) in other borrowed funds	(31,970)	11,000	—
Common stock issued	1,673	637	250
Common stock repurchased	(2)	(986)	(4,905)
Cash dividends paid	(3,221)	(2,900)	(2,566)

Net Cash Provided by (used in) Financing Activities	(29,552)	29,964	20,422

Net Increase (Decrease) in Cash and Cash Equivalents	(30,458)	43,965	(585)
Cash and cash equivalents at beginning of year	57,582	13,617	14,202

Cash and Cash Equivalents at End of Year	$27,124	$57,582	$13,617

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$13,628	$15,197	$21,502
Income taxes	3,680	3,733	2,994
Noncash transactions:
Transfer of held-to-maturity securities to available-for-sale securities	—	—	59,361
Foreclosed loans transferred to other real estate	1,354	539	673
Cashless exercise of stock options	196	—	—
Unrealized securities gains (losses), net of income taxes	(1,041)	1,663	1,330
Merger acquisition of subsidiary company:
Fair value of assets acquired	47,001	134,208	—
Fair value of common stock issued and stock options assumed	2,659	10,625	—
Cash paid	2,908	11,205	—

Liabilities assumed	41,434	112,378	—

See accompanying notes to consolidated financial statements.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations/Consolidation

FNB Corp. is a multi-bank holding company whose wholly owned subsidiaries are the First National Bank and Trust Company (“First National Bank”), Rowan Savings Bank SSB, Inc. (“Rowan Bank”) and Dover Mortgage Company (“Dover”). First National Bank and Rowan Bank are collectively referred to as the “subsidiary banks”. First National Bank has one wholly owned subsidiary, First National Investor Services, Inc. Through its subsidiaries, FNB Corp. offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers. The subsidiary banks have offices in Chatham, Guilford, Montgomery, Moore, Randolph, Richmond, Rowan and Scotland counties in North Carolina. Dover Mortgage Company operates six mortgage production offices in North Carolina at Charlotte, Goldsboro, Greenville, Lake Norman, Raleigh and Wilmington.

The consolidated financial statements include the accounts of FNB Corp. and its subsidiaries (collectively the “Corporation”). All significant intercompany balances and transactions have been eliminated.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Business Segments

The Corporation reports business segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). Business segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. SFAS No. 131 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the business segments were determined and other items. The Corporation has two reportable business segments, the full-service subsidiary banks, First National Bank and Rowan Bank, and the mortgage banking subsidiary, Dover Mortgage Company. Business segment information is disclosed in Note 20.

Recently Adopted Accounting Pronouncements

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. Examples of these costs include, but are not limited to, lease termination costs and certain employee severance costs. SFAS No. 146 does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, “Accounting for Asset Retirement Obligations”. A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of this Statement are effective for exit or

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

disposal activities that are initiated after December 31, 2002, with early application encouraged. The Corporation adopted the provisions of SFAS No. 146 on January 1, 2003 with no effect on its consolidated financial statements.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FASB Interpretation No. 45”), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FASB Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FASB Interpretation No. 45 issued or modified after December 31, 2002. The Corporation issues standby letters of credit whereby the Corporation guarantees performance if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. Information concerning standby letters of credit is presented in Note 18.

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (FASB Interpretation No. 46”), which addresses consolidation by business enterprises of variable interest entities. Under FASB Interpretation No. 46, an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity, and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity’s obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditors (or beneficial interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary. FASB Interpretation No. 46 is effective for the first fiscal year or interim period beginning after June 15, 2003. The Corporation adopted the provisions of FASB Interpretation No. 46 with no effect on its consolidated financial statements.

In December 2003, the FASB issued revised FASB Interpretation No. 46, which clarifies certain provisions of original FASB Interpretation No. 46 and adds new scope exceptions. The provisions of revised FASB No. 46 are effective no later than March 31, 2004. However, companies must apply either original FASB Interpretation No. 46 or revised FASB Interpretation No. 46 to those entities considered special-purpose entities no later than December 31, 2003. The Corporation adopted the provisions of revised FASB Interpretation No. 46 as of December 31, 2003 with no effect on its consolidated financial statements.

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

In December 2003, the FASB issued revised Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132”), which, similar to original SFAS No. 132, revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. Revised SFAS No. 132 retains the disclosure requirements contained in original SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, which it replaces. Revised SFAS No. 132 requires additional disclosures to those in original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of original SFAS No. 132 remain in place until the provisions of revised SFAS No. 132 are adopted. Certain provisions of revised SFAS No. 132 are effective for fiscal years ending after December 15, 2003 while others are effective for fiscal years ending after June 15, 2004. Additionally, certain provisions are effective for interim periods beginning after December 15, 2003. The Corporation has adopted the disclosure provisions specifically effective for fiscal years ending after December 15, 2003 and will adopt the remaining disclosure provisions as they become effective.

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

The Corporation has a noncontributory, nonqualified supplemental executive retirement plan (the “SERP”) covering certain executive employees. Annual benefits payable under the SERP are based on factors similar to those for the pension plan, with offsets related to amounts payable under the pension plan and social security benefits. SERP costs, which are actuarially determined using the projected unit credit method and recorded on an unfunded basis, are charged to current operations and credited to a liability account on the consolidated balance sheet.

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

	2003	2002	2001
	(in thousands, except per share data)
Net income, as reported	$8,400	$8,200	$6,728
Less: Stock-based compensation cost determined under fair value method, net of related tax effects	340	362	383

Net income, pro forma	$8,060	$7,838	$6,345

Net income per share:
Basic:
As reported	$1.50	$1.63	$1.35
Pro forma	1.44	1.56	1.27
Diluted:
As reported	1.43	1.58	1.32
Pro forma	1.37	1.51	1.25

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Derivatives and Financial Instruments

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended by SFAS Nos. 137, 138 and 149, establishes accounting and reporting standards for derivative and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet, and measure those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

The Corporation has identified the following derivative instruments which were recorded on the consolidated balance sheet at December 31, 2003: commitments to originate residential mortgage loans and forward sales commitments.

Dover Mortgage Company originates certain residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a residential mortgage loan with a potential borrower and the time the closed loan is sold, the Corporation is subject to variability in market prices related to these commitments. The Corporation believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales.

See Note 18 for additional information related to derivatives and financial instruments.

As permitted when SFAS No. 133 was adopted on January 1, 2001, the Corporation transferred all of its securities from the held-to-maturity portfolio to the available-for-sale portfolio as follows:

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

NOTE 2—MERGER INFORMATION

Rowan Bancorp, Inc.

On August 1, 2002, the Corporation completed a merger for the acquisition of Rowan Bancorp, Inc. (“Rowan Bancorp”), holding company for Rowan Savings Bank SSB, Inc. (“Rowan Bank”), headquartered in China Grove, North Carolina. Per the terms of the merger agreement, Rowan Bank will be operated as a separate

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—MERGER INFORMATION—(Continued)

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

The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Rowan Bank were recorded based on a preliminary estimate of fair values as of August 1, 2002, subject to possible adjustment during the one-year period from that date. The only adjustments recorded during that one-year period related to accrued acquisition costs and resulted in an $18,000 reduction of the amount initially recorded for goodwill. The consolidated financial statements include the results of operations of Rowan Bank since August 1, 2002.

The portion of the purchase price allocated to goodwill and other intangible assets at the date of merger on August 1, 2002, and the subsequent adjustments during the one-year period from that date, are presented below:

	Intangible Assets
	Initial Amounts	Subsequent Adjustments	Adjusted Amounts
	(in thousands)
Purchase price	$21,830	$—	$21,830
Tangible shareholders’ equity of Rowan Bank	10,145	—	10,145

Excess of purchase price over carrying value of net tangible assets acquired	11,685	—	11,685
Fair value adjustments	(570)	—	(570)
Direct acquisition costs	1,611	(28)	1,583
Deferred and recoverable income taxes	131	10	141

Total intangible assets	12,857	(18)	12,839
Core deposit intangible	256	—	256

Goodwill	$12,601	$(18)	$12,583

The core deposit intangible will be amortized on the sum-of-the-years-digits basis over a six-year life. The amortization method and valuation of the core deposit intangible are based upon a historical study of the deposits acquired. Goodwill will not be amortized but will be tested at least annually for impairment in accordance with SFAS No. 142. None of the goodwill is expected to be deductible for income tax purposes. Premiums and discounts that resulted from recording the Rowan Bancorp assets and liabilities at their respective fair values are being amortized using methods that approximate an effective yield over the life of the assets and liabilities. The net amortization increased net income before income taxes by $202,000 in 2003 and $127,000 in 2002.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—MERGER INFORMATION—(Continued)

Direct acquisition costs associated with the merger and included in goodwill at the date of the merger on August 1, 2002, and subsequent adjustments during the one-year period from that date, are summarized as follows:

	Direct Acquisition Costs
	Initial Estimate	Subsequent Adjustments	Total Paid
	(in thousands)
Investment banking and professional fees	$1,067	$—	$1,067
Contract termination costs	460	—	460
Other	84	(28)	56

Total	$1,611	$(28)	$1,583

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

Pursuant to the terms of the merger, 50% of the outstanding shares of Dover common stock were converted into FNB Corp. common stock and the remaining 50% were converted into cash. The aggregate purchase price was $5,567,000, consisting of $2,908,000 of cash payments and 126,140 shares of FNB Corp. common stock valued at $2,659,000. Subject to a maximum total payment, Dover shareholders will be entitled to additional cash consideration over the four-year period following closing, based on a percentage of Dover’s pretax net income during that four-year period. Any additional cash consideration paid to Dover shareholders will be recorded as a purchase price adjustment which will increase goodwill.

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

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—MERGER INFORMATION—(Continued)

The estimated fair values of the assets acquired and liabilities assumed at the date of merger based on the information currently available is as follows (in thousands):

April 1, 2003
Assets
Cash and due from banks	$1,821
Interest-bearing bank balances	907
Loans held for sale	39,593
Premises and equipment, net	108
Goodwill	3,742
Other assets acquired	830

Total assets acquired	47,001

Liabilities
Borrowed funds	38,947
Other liabilities	2,487

Total liabilities assumed	41,434

Net Assets Acquired and Purchase Price	$5,567

The portion of the purchase price allocated to goodwill is presented below (in thousands):

April 1, 2003
Purchase price	$5,567
Tangible shareholders’ equity of Dover	2,719

Excess of purchase price over carrying value of net tangible assets acquired	2,848
Direct acquisition costs	568
Deferred income taxes	326

Goodwill	$3,742

The following unaudited pro forma financial information presents the combined results of operations of FNB Corp. and Dover as if the merger had occurred as of the beginning of the period for each period presented. Pro forma financial information for 2002 is further adjusted to include the results of Rowan Bancorp as if the merger of FNB Corp. and Rowan Bancorp had occurred at the beginning of that year. Net income for Dover prior to the merger does not include a provision for income taxes since Dover had been operating as a Subchapter S corporation and hence was not subject to Federal and state income taxes. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had FNB Corp., Dover and Rowan Bancorp constituted a single entity during such periods.

	2003	2002
	(in thousands, except per share data)
Net interest income	$26,406	$28,244
Noninterest income	17,078	13,986
Net income	9,661	9,592

Net income per common share:
Basic	1.71	1.74
Diluted	1.63	1.67

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—MERGER INFORMATION—(Continued)

Direct acquisition costs of $568,000 associated with the merger are included in goodwill and are summarized as follows:

	December 31, 2003
	Total Costs	Amounts Paid	Remaining Accrual
	(in thousands)
Investment banking and professional fees	$568	$567	$1

NOTE 3—INTANGIBLE ASSETS

Business Combinations

For intangible assets related to business combinations, the following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the carrying amount of unamortized intangible assets:

	December 31,
	2003	2002
	(in thousands)
Amortized intangible assets:
Core deposit premium related to whole bank acquisition:
Carrying amount	$256	$256
Accumulated amortization	99	30

Net core deposit premium	$157	$226

Unamortized intangible assets:
Goodwill	$16,325	$12,601

Amortization of intangibles totaled $69,000 for core deposit premiums in 2003 and $30,000 in 2002. The estimated amortization expense for core deposit premiums for the years ending December 31 is as follows: $55,000 in 2004, $44,000 in 2005, $32,000 in 2006, $19,000 in 2007 and $7,000 in 2008.

The changes in the carrying amount of goodwill in 2003 were as follows:

Balance, December 31, 2002	$12,601
Goodwill acquired during the period	3,742
Adjustment for change in accrued acquisition costs for Rowan Bank	(18)

Balance December 31, 2003	$16,325

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—INTANGIBLE ASSETS—(Continued)

Mortgage Servicing Rights

The following is an analysis of mortgage servicing rights included in other assets on the consolidated balance sheet:

	Years Ended December 31
	2003	2002	2001
	(in thousands)
Balance at beginning of year	$1,052	$482	$138
Servicing rights capitalized	1,026	735	398
Amortization expense	(450)	(165)	(54)
Change in valuation allowance	—	—	—

Balance at end of year	$1,628	$1,052	$482

The estimated amortization expense for mortgage servicing rights for the years ending December 31 is as follows: $324,000 in 2004, $324,000 in 2005, $324,000 in 2006, $324,000 in 2007, $324,000 in 2008 and $8,000 in 2009. The estimated amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—INVESTMENT SECURITIES

Summaries of the amortized cost and estimated fair value of investment securities and the related gross unrealized gains and losses are presented below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available For Sale
December 31, 2003
U.S. Government agencies and corporations	$42,044	$646	$9	$42,681
Mortgage-backed securities	5,531	50	36	5,545
State, county and municipal	22,016	1,315	—	23,331
Other debt securities	5,113	597	—	5,710
Equity securities	3,267	24	—	3,291

Total	$77,971	$2,632	$45	$80,558

December 31, 2002
U.S. Government agencies and corporations	$91,250	$2,528	$14	$93,764
Mortgage-backed securities	1,030	13	4	1,039
State, county and municipal	25,116	1,107	19	26,204
Other debt securities	3,606	355	—	3,961
Equity securities	4,149	19	—	4,168

Total	$125,151	$4,022	$37	$129,136

Held To Maturity
December 31, 2003
U.S. Government agencies and corporations	$33,676	$33	$403	$33,306
Mortgage-backed securities	501	—	10	491
State, county and municipal	27,524	114	412	27,226
Other debt securities	2,000	—	23	1,977

Total	$63,701	$147	$848	$63,000

December 31, 2002
U.S. Government agencies and corporations	$20,996	$157	$—	$21,153
State, county and municipal	3,725	5	40	3,690

Total	$24,721	$162	$40	$24,843

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—INVESTMENT SECURITIES—(Continued)

The amortized cost and estimated fair value of investment securities at December 31, 2003, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to prepay obligations with or without prepayment penalties.

	Available For Sale		Held To Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$1,523	$1,562	$6,252	$6,253
Due after one year through five years	12,277	12,707	24,132	23,983
Due after five years through ten years	36,866	37,944	22,990	22,576
Due after ten years	18,507	19,509	9,826	9,697

Total	69,173	71,722	63,200	62,509
Mortgage-backed securities	5,531	5,545	501	491
Equity securities	3,267	3,291	—	—

Total investment securities	$77,971	$80,558	$63,701	$63,000

Debt securities with an estimated fair value of $91,110,000 at December 31, 2003 and $66,861,000 at December 31, 2002 were pledged to secure public funds and trust funds on deposit. Debt securities with an estimated fair value of $24,878,000 at December 31, 2003 and $24,631,000 at December 31, 2002 were pledged to secure retail repurchase agreements.

Proceeds from the sales of investment securities classified as available-for-sale amounted to $2,060,000 in 2002. Gross gains realized on the sales were $16,000 in 2002. There were no securities sales in 2003 and 2001.

The subsidiary banks, as members of the Federal Home Loan Bank (the “FHLB”) of Atlanta, are required to own capital stock in the FHLB of Atlanta based generally upon the balances of residential mortgage loans and FHLB advances. FHLB capital stock is pledged to secure FHLB advances. No ready market exists for this stock, and it has no quoted market value. However, redemption of this stock has historically been at par value. At December 31, 2003 and 2002, the subsidiary banks owned a total of $2,864,000 and $3,233,000, respectively, of FHLB stock.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—INVESTMENT SECURITIES—(Continued)

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003, are as follows:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Available for Sale
U.S. Government agencies and corporations	$1,491	$9	$—	$—	$1,491	$9
Mortgage-backed securities	2,066	35	76	1	2,142	36

Total	$3,557	$44	$76	$1	$3,633	$45

Held to Maturity
U.S. Government agencies and corporations	$18,101	$403	$—	$—	$18,101	$403
Mortgage-backed securities	491	10	—	—	491	10
State, county and municipal	18,167	412	—	—	18,167	412
Other debt securities	1,977	23	—	—	1,977	23

Total	$38,736	$848	$—	$—	$38,736	$848

Information concerning the status of investment securities with unrealized losses is as follows:

Debt securities other than mortgage-backed securities.    The unrealized losses were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment, adjusted for call premiums if appropriate. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Corporation has the ability and intent to hold these investments until maturity or a market price recovery, these investments are not considered other-than-temporarily impaired.

Mortgage-backed securities.    The unrealized losses were caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S Government agencies and corporations. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Corporation has the ability and intent to hold these investments until maturity or a market price recovery, these investments are not considered other-than-temporarily impaired.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—LOANS

Major classifications of loans are as follows:

	December 31
	2003	2002
	(in thousands)
Commercial and agricultural	$215,036	$198,085
Real estate—construction	36,357	29,553
Real estate—mortgage:
1-4 family residential	184,881	188,764
Commercial and other	86,734	59,760
Consumer	19,973	21,550
Leases	365	1,843

Loans held for investment	543,346	499,555
Loans held for sale	8,567	2,787

Gross loans	$551,913	$502,342

Loans as presented are reduced by net deferred loan fees of $761,000 and $781,000 at December 31, 2003 and 2002, respectively. Accruing loans past due 90 days or more amounted to $758,000 at December 31, 2003 and $1,268,000 at December 31, 2002. Nonaccrual loans amounted to $5,235,000 at December 31, 2003 and $4,944,000 at December 31, 2002. Interest income that would have been recorded on nonaccrual loans for the years ended December 31, 2003, 2002 and 2001, had they performed in accordance with their original terms, amounted to approximately $317,000, $471,000 and $373,000, respectively. Interest income on all such loans included in the results of operations amounted to approximately $67,000 in 2003, $231,000 in 2002 and $213,000 in 2001.

At December 31, 2003, the Corporation had impaired loans which totaled $1,963,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $1,133,000. At December 31, 2002, the Corporation had impaired loans which totaled $3,211,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $1,401,000. The average carrying value of impaired loans was $2,074,000 in 2003, $3,260,000 in 2002 and $536,000 in 2001. Interest income recognized on impaired loans amounted to approximately $5,000 in 2003, $91,000 in 2002 and $51,000 in 2001.

Loans with outstanding balances of $1,354,000 in 2003 and $539,000 in 2002 were transferred from loans to other real estate acquired through foreclosure. Other real estate acquired through loan foreclosures amounted to $1,008,000 at December 31, 2003 and $414,000 at December 31, 2002 and is included in other assets on the consolidated balance sheet.

Loans held for investment are primarily made in the region of North Carolina that includes Chatham, Guilford, Montgomery, Moore, Randolph, Richmond, Rowan and Scotland counties. The real estate loan portfolio can be affected by the condition of the local real estate markets.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—LOANS—(Continued)

Loans have been made by the subsidiary banks to directors and executive officers of the Corporation and to the associates of such persons, as defined by the Securities and Exchange Commission. Such loans were made in the ordinary course of business on substantially the same terms, including rate and collateral, as those prevailing at the time in comparable transactions with other borrowers and do not involve more than normal risk of collectibility. A summary of the activity with respect to related party loans, based upon the related parties as determined in each year, is as follows:

	2003	2002
	(in thousands)
Balance at beginning of year	$2,988	$3,284
New loans during 2003	18,557	19,005
Repayments during 2003	(18,483)	(19,724)

Balance at end of year	$3,062	$2,565

NOTE 6—ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

	Years Ended December 31
	2003	2002	2001
	(in thousands)
Balance at beginning of year	$6,109	$4,417	$4,352
Provision for losses charged to operations	1,860	1,780	1,200
Loans charged off	(1,900)	(1,384)	(1,259)
Recoveries on loans previously charged off	103	257	167
Purchase accounting acquisition	—	1,039	—
Allowance adjustment for loans sold	—	—	(43)

Balance at end of year	$6,172	$6,109	$4,417

NOTE 7—PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31
	2003	2002
	(in thousands)
Land	$4,391	$3,301
Buildings and improvements	10,613	10,084
Furniture and equipment	11,616	10,295
Leasehold improvements	689	685

Total	27,309	24,365
Less accumulated depreciation and amortization	12,300	10,294

Premises and equipment, net	$15,009	$14,071

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—INCOME TAXES

Income taxes as reported in the consolidated income statement included the following expense (benefit) components:

	2003	2002	2001
	(in thousands)
Current:
Federal	$3,112	$3,517	$2,640
State	421	161	3

Total	3,533	3,678	2,643

Deferred:
Federal	10	(197)	20
State	(348)	5	—

Total	(338)	(192)	20

Total income taxes	$3,195	$3,486	$2,663

A reconciliation of income tax expense computed at the statutory Federal income tax rate to actual income tax expense is presented below:

	2003	2002	2001
	(in thousands)
Amount of tax computed using Federal statutory tax rate of 34%	$3,942	$3,973	$3,193
Increases (decreases) resulting from effects of:
Non-taxable income	(796)	(662)	(565)
State income taxes, net of federal benefit	48	110	2
Other	1	65	33

Total	$3,195	$3,486	$2,663

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—INCOME TAXES—(Continued)

The components of deferred tax assets and liabilities and the tax effect of each are as follows:

	December 31
	2003	2002
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$2,379	$2,233
Compensation and benefit plans	1,292	1,104
Fair value basis of deposits	—	148
Other	294	125

Gross deferred tax assets	3,965	3,610
Less valuation allowance	—	(173)

Net deferred tax assets	3,965	3,437

Deferred tax liabilities:
Net unrealized securities gains	998	1,355
Depreciable basis of premises and equipment	694	696
Mortgage servicing rights	627	406
Prepaid pension cost	354	335
Fair value basis of loans	294	376
Net deferred loan fees and costs	263	260
Other	486	119

Gross deferred tax liabilities	3,716	3,547

Net deferred tax asset (liability)	$249	$(110)

Changes in net deferred tax asset (liability) were as follows:

	2003	2002
	(in thousands)
Balance at beginning of year	$(110)	$576
Purchase accounting acquisitions:
Dover Mortgage Company	(326)	—
Rowan Bank	(10)	(21)
Income tax effect from change in unrealized losses (gains) on available-for-sale securities	357	(857)
Deferred income tax benefit on continuing operations	338	192

Balance at end of year	$249	$(110)

The balance at December 31, 2002 of the valuation allowance for deferred tax assets, which has primarily served as an offset to certain deferred tax benefits recognized for state income tax purposes, was reversed in 2003 as a result of management’s assessment that these deferred tax assets will now be realized in future periods. Based upon taxable income available in the carryback period, the reversal of taxable temporary differences and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Corporation will realize the benefits of the deductible differences existing as of December 31, 2003.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—INCOME TAXES—(Continued)

Under accounting principles generally accepted in the United States of America, the Corporation is not required to provide a deferred tax liability for the tax effect of additions to the tax bad debt reserve through 1987, the base year. Retained earnings at December 31, 2003 includes approximately $2,686,000 for which no provision for federal income tax has been made. These amounts represent allocations of income to bad debt deductions for tax purposes only. Reductions of such amounts for purposes other than bad debt losses could create income for tax purposes in certain remote instances, which would then be subject to the then current corporate income tax rate.

NOTE 9—TIME DEPOSITS

The scheduled maturities of time deposits at December 31, 2003 are as follows (in thousands):

Years ending December 31
2004	$225,471
2005	37,674
2006	23,937
2007	15,428
2008	8,747
2009 and later years	151

Total time deposits	$311,408

NOTE 10—SHORT-TERM BORROWED FUNDS

Funds are borrowed on an overnight basis through retail repurchase agreements with bank customers and federal funds purchased from other financial institutions. Retail repurchase agreement borrowings are collateralized by securities of the U.S. Treasury and U.S. Government agencies and corporations.

Information concerning retail repurchase agreements and federal funds purchased is as follows:

	2003		2002
	Retail Repurchase Agreements	Federal Funds Purchased	Retail Repurchase Agreements	Federal Funds Purchased
	(dollars in thousands)
Balance at December 31	$14,816	$625	$17,427	$—
Average balance during the year	18,786	515	15,057	472
Maximum month-end balance	20,906	5,300	18,841	4,000
Weighted average interest rate:
At December 31	1.09%	1.27%	1.25%	—%
During the year	.85	1.39	1.72	2.06

NOTE 11—LONG-TERM BORROWED FUNDS

Federal Home Loan Bank (FHLB) Advances

The subsidiary banks have lines of credit totaling $151,700,000 with the FHLB, secured by blanket collateral agreements on qualifying 1-4 family residential mortgage loans and, as required, by other qualifying collateral. At December 31, 2003, FHLB advances under these lines amounted to $53,303,000 and were at interest rates ranging from 2.58% to 6.77%. At December 31, 2002, FHLB advances amounted to $53,388,000 and were at interest rates ranging from 3.26% to 6.77%.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—LONG-TERM BORROWED FUNDS—(Continued)

At December 31, 2003, the scheduled maturities of FHLB advances, certain of which are callable at the option of the FHLB before scheduled maturity, are as follows (in thousands):

Years ending December 31
2004	$2,076
2005	2,076
2006	519
2007	519
2009	8,038
2010	8,000
2011	17,075
2012	15,000

Total FHLB Advances	$53,303

Other Borrowed Funds

Under an agreement with an external financial institution, funds in the amount of $11,000,000 were borrowed on a long-term basis in 2002. The borrowing is to be repaid in equal annual installments of $1,100,000 until the final maturity in 2012 unless the lending institution exercises its right to call the remaining note balance in full in 2007. Interest is payable on a variable rate basis, subject to a minimum rate of 3.56% and a maximum rate of 8.31%. At December 31, 2003, the note balance outstanding was $9,900,000 at a current interest rate of 3.56%. At December 31, 2002, the note balance outstanding was $11,000,000 at a current interest rate of 3.56%.

Dover mortgage Company has a line of credit totaling $25,000,000 with an external financial institution, secured by a blanket collateral agreement on the mortgage loans and certain other assets of Dover and separately guaranteed by FNB Corp. Interest is payable on a variable rate basis and the line of credit is subject to annual renewal. At December 31, 2003, the balance outstanding on the line of credit was $8,077,000 at a current interest rate of 2.79%.

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

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—EMPLOYEE BENEFIT PLANS—(Continued)

Information concerning the status of the plan is as follows:

	2003	2002
	(dollars in thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$7,081	$6,755
Service cost	478	293
Interest cost	533	461
Amendments	—	28
Net actuarial loss (gain)	1,398	(18)
Benefits paid	(394)	(438)

Benefit obligation at end of year	$9,096	$7,081

Accumulated Benefit Obligation at End of Year	$6,659	$5,676

Prepaid Pension Cost Components:
Funded status (liability) of plan	$(2,348)	$(1,398)
Unrecognized net actuarial loss	2,998	1,920
Unrecognized prior service cost	268	348

Prepaid pension cost at end of year	$918	$870

Change in Plan Assets:
Fair value of plan assets at beginning of year	$5,683	$6,375
Actual loss (gain) on plan assets	673	(705)
Employer contributions	786	422
Benefits paid	(394)	(438)
Other	—	29

Fair value of plan assets at end of year	$6,748	$5,683

Weighted-Average Allocation of Plan Assets at End of Year:
Equity securities	62%	57%
Debt securities	36	33
Cash and cash equivalents	2	10

Total	100%	100%

Weighted-Average Plan Assumptions at End of Year:
Discount rate	6.50%	7.00%
Expected long-term rate of return on plan assets	9.00	9.00
Rate of increase in compensation levels	6.00	5.50

The expected long-term rate of return on plan assets considers the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based exclusively on historical returns, without adjustments.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—EMPLOYEE BENEFIT PLANS—(Continued)

Net periodic pension cost included the following components:

	2003	2002	2001
	(in thousands)
Service cost	$478	$293	$238
Interest cost	533	461	452
Expected return on plan assets	(524)	(577)	(658)
Amortization of prior service cost	110	109	107
Amortization of transition obligation	—	—	21
Recognized net actuarial loss (gain)	141	—	(20)

Net periodic pension cost	$738	$286	$140

The Corporation’s investment policies and strategies for the pension plan use a target allocation of 50% to 70% for equity securities and 30% to 50% for debt securities. The investment goals attempt to maximize returns while remaining within specific risk management policies. While the risk management policies permit investment in specific debt and equity securities, a significant percentage of total plan assets is maintained in mutual funds, approximately 60% at December 31, 2003, to assist in investment diversification. Generally the investments are readily marketable and can be sold to fund benefit payment obligations as they become payable.

The Corporation expects to contribute $600,000 to its pension plan in 2004.

Supplemental Executive Retirement Plan

The Corporation has a noncontributory, nonqualified supplemental executive retirement plan (the “SERP”) covering certain executive employees. Annual benefits payable under the SERP are based on factors similar to those for the pension plan, with offsets related to amounts payable under the pension plan and social security benefits.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—EMPLOYEE BENEFIT PLANS—(Continued)

Information concerning the status of the plan is as follows:

	2003	2002
	(dollars in thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$743	$669
Service cost	45	34
Interest cost	55	47
Amendments	—	(28)
Net actuarial loss	190	43
Benefits paid	(22)	(22)

Benefit obligation at end of year	$1,011	$743

Accumulated Benefit Obligation at End of Year	$620	$534

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contributions	22	22
Benefits paid	(22)	(22)

Fair value of plan assets at end of year	$—	$—

Accrued SERP Cost Components:
Funded status (liability) of plan	$(1,011)	$(743)
Unrecognized net actuarial loss	300	118
Unrecognized prior service cost	281	327
Unrecognized transition obligation	—	—

Accrued SERP cost at end of year	$(430)	$(298)

Weighted-Average Plan Assumption at End of Year:
Discount rate	6.50%	7.00%

Net periodic SERP cost included the following components:

	2003	2002	2001
	(in thousands)
Service cost	$45	$34	$38
Interest cost	55	47	43
Expected return on plan assets	—	—	—
Amortization of prior service cost	46	46	50
Amortization of transition obligation	—	—	—
Recognized net actuarial loss	8	3	—

Net periodic SERP cost	$154	$130	$131

The SERP is an unfunded plan. Consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.

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

Information concerning the plans, which are unfunded, is as follows:

	2003	2002
	(dollars in thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,373	$1,058
Service cost	49	57
Interest cost	71	88
Net actuarial loss (gain)	(258)	207
Benefits paid	(43)	(37)

Benefit obligation at end of year	$1,192	$1,373

Accumulated Benefit Obligation at End of Year	$1,110	$1,290

Accrued Postretirement Benefit Cost Components:
Funded status (liability) of plan	$(1,192)	$(1,373)
Unrecognized net actuarial loss	215	475
Unrecognized prior service cost	19	29
Unrecognized transition obligation	182	202

Accrued postretirement benefit cost at end of year	$(776)	$(667)

Weighted-Average Plan Assumptions at End of Year:
Discount rate	6.50%	7.00%
Annual rate of increase in the cost of medical benefits:
Current year	12.00	8.00
Final constant amount	5.00	6.00
Annual decrease	1.00	1.00

Increasing or decreasing the assumed medical cost trend rate by one percentage point would not have a significant effect on either the postretirement benefit obligation at December 31, 2003 or the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2003.

Net periodic postretirement benefit cost included the following components:

	2003	2002	2001
	(in thousands)
Service cost	$49	$57	$43
Interest Cost	71	88	71
Amortization of prior service cost	10	10	10
Amortization of transition obligation	20	21	20
Recognized net actuarial loss	2	22	12

Net periodic postretirement benefit cost	$152	$198	$156

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—EMPLOYEE BENEFIT PLANS—(Continued)

The postretirement medical and life insurance plans are unfunded plans. Consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.

Matching Retirement/Savings Plan

The Corporation has a matching retirement/savings plan which permits eligible employees to make contributions to the plan up to a specified percentage of compensation as defined by the plan. A portion of the employee contributions are matched by the Corporation based on the plan formula. The matching contributions amounted to $320,000 in 2003, $238,000 in 2002 and $154,000 in 2001.

NOTE 13—LEASES

Future obligations at December 31, 2003 for minimum rentals under noncancellable operating lease commitments, primarily relating to premises, are as follows (in thousands):

Years ending December 31
2004	$189
2005	74
2006	12
2007	7
2008	7
2009 and later years	37

Total minimum lease payments	$326

Net rental expense for all operating leases amounted to $271,000 in 2003, $85,000 in 2002 and $86,000 in 2001.

NOTE 14—SUPPLEMENTARY INCOME STATEMENT INFORMATION

Significant components of other expense were as follows:

	2003	2002	2001
	(in thousands)
Stationery, printing and supplies	$699	$536	$518
Advertising and marketing	660	515	331

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15—FNB CORP. (PARENT COMPANY) FINANCIAL DATA

The Parent Company’s principal asset is its investment in the subsidiary companies, and its principal source of income is dividends from those subsidiaries.

The Parent Company’s condensed balance sheets as of December 31, 2003 and 2002, and the related condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2003 are as follows:

Condensed Balance Sheets

	December 31
	2003	2002
	(in thousands)
Assets:
Cash	$1,316	$2,733
Investment in subsidiaries	89,504	81,299
Other assets	1,565	991

Total assets	$92,385	$85,023

Liabilities and Shareholders’ Equity:
Accrued liabilities	$1,027	$933
Borrowed funds	9,900	11,000
Shareholders’ equity	81,458	73,090

Total liabilities and shareholders’ equity	$92,385	$85,023

Condensed Statements of Income

	Years Ended December 31
	2003	2002	2001
	(in thousands)
Income:
Dividends from subsidiaries	$5,318	$4,017	$8,457
Other income (charge)	(17)	(5)	24

Total income	5,301	4,012	8,481

Expenses:
Interest	381	152	—
Operating	119	87	33

Total expenses	500	239	33

Income before income taxes and equity in undistributed net income of subsidiaries	4,801	3,773	8,448
Income taxes (benefit)	(176)	(87)	15

Income before equity in undistributed net income of subsidiaries	4,977	3,860	8,433
Equity in undistributed net income (excess of dividends over net income) of subsidiaries	3,423	4,340	(1,705)

Net income	$8,400	$8,200	$6,728

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15—FNB CORP. (PARENT COMPANY) FINANCIAL DATA—(Continued)

Condensed Statements of Cash Flows

	Years Ended December 31
	2003	2002	2001
	(in thousands)
Operating activities:
Net income	$8,400	$8,200	$6,728
Adjustments to reconcile net income to net cash provided by operating activities:
Excess of dividends over net income (equity in undistributed net income) of subsidiaries	(3,423)	(4,340)	1,705
Other, net	(29)	(55)	(8)

Net cash provided by operating activities	4,948	3,805	8,425

Investing activities:
Net cash paid in merger acquisition of subsidiary company	(3,164)	(11,768)	—
Other, net	(551)	(16)	39

Net cash provided by (used in) investing activities	(3,715)	(11,784)	39

Financing activities:
Increase (decrease) in borrowed funds	(1,100)	11,000	—
Common stock issued	1,673	637	250
Common stock repurchased	(2)	(986)	(4,905)
Cash dividends paid	(3,221)	(2,900)	(2,566)

Net cash provided by (used in) financing activities	(2,650)	7,751	(7,221)

Net increase (decrease) in cash	(1,417)	(228)	1,243
Cash at beginning of year	2,733	2,961	1,718

Cash at end of year	$1,316	$2,733	$2,961

NOTE 16—CAPITAL ADEQUACY REQUIREMENTS

Certain regulatory requirements restrict the lending of funds by the subsidiary banks to FNB Corp. and the amount of dividends which can be paid to FNB Corp. In 2004, the maximum amount of dividends First National Bank can pay to FNB Corp., without the approval of the Comptroller of the Currency, is $6,642,000 plus an additional amount equal to the retained net income in 2004 up to the date of any dividend declaration.

Rowan Bank’s ability to pay dividends to FNB Corp. depends upon the following factors. Pursuant to Chapter 54C of the North Carolina General Statutes and the regulations of the North Carolina Commissioner of Banks (the “Commissioner”), a stock savings bank may not declare or pay a cash dividend if the effect thereof would be to reduce the net worth of the savings bank to an amount which is less than the minimum required by the FDIC and the Commissioner. A stock savings bank must obtain prior written approval of the Commissioner before it can declare and pay a cash dividend on its capital stock in an amount in excess of one-half of the greater of (i) the savings bank’s net income for the most recent fiscal year or (ii) the average of the savings bank’s net income after dividends for the most recent fiscal year and not more than two of the immediately prior fiscal years, if applicable. As a result of these limiting factors, as of December 31, 2003, Rowan Bank cannot declare a dividend to FNB Corp. in excess of approximately $612,000 without the approval of the Commissioner.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—CAPITAL ADEQUACY REQUIREMENTS—(Continued)

First National Bank is required to maintain average reserve balances with the Federal Reserve Bank based on a percentage of deposits. For the reserve maintenance period in effect at December 31, 2003, the average daily reserve requirement was $3,949,000.

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

Regulatory capital amounts and ratios are set forth in the table below. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders’ equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution’s ongoing trading activities. At December 31, 2003, FNB Corp. and the subsidiary banks were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital.

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

					Minimum Ratios
	Capital Amount		Ratio		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	2003	2002	2003	2002
	(dollars in thousands)
As of December 31
Total capital (to risk-weighted assets):
FNB Corp.	$69,564	$63,646	11.69%	12.02%	8.00%	N/A
First National Bank	63,571	60,820	12.68	13.55	8.00	10.00%
Rowan Bank	11,774	10,962	13.29	13.60	8.00	10.00%
Tier 1 capital (to risk-weighted assets):
FNB Corp.	63,381	57,528	10.66	10.86	4.00	N/A
First National Bank	58,414	55,785	11.65	12.43	4.00	6.00%
Rowan Bank	10,748	9,953	12.13	12.35	4.00	6.00%
Tier 1 capital (to average assets):
FNB Corp.	63,381	57,528	8.31	7.89	4.00	N/A
First National Bank	58,414	55,785	9.40	9.19	4.00	5.00%
Rowan Bank	10,748	9,953	8.68	8.11	4.00	5.00%

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—SHAREHOLDERS’ EQUITY

Stock Buyback Program

Under stock buyback programs authorized by the Board of Directors for the repurchase of shares of common stock, the Corporation repurchased 63 shares in 2003, 59,143 shares in 2002 and 320,841 shares in 2001. Under the stock buyback program in effect at December 31, 2003, a maximum of 300,000 shares could be repurchased, of which 63 shares were repurchased in 2003, resulting in a remaining authorization of 299,937 shares available for future repurchases.

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

	2003	2002	2001
Basic EPS denominator—Weighted average number of common shares outstanding	5,607,681	5,022,397	4,988,084
Dilutive share effect arising from assumed exercise of stock options	272,345	173,475	92,683

Diluted EPS denominator	5,880,026	5,195,872	5,080,767

For the years 2003, 2002 and 2001, there were 2,697, 5,911 and 134,667 stock options, respectively, that were antidilutive since the exercise price exceeded the average market price. These common stock equivalents were omitted from the calculations of diluted EPS for their respective years.

Stock Options

The Corporation adopted stock compensation plans in 1993 and 2003 that allow for the granting of incentive and nonqualified stock options to key employees and directors. Under terms of both the 1993 and 2003 plans, options are granted at prices equal to the fair market value of the common stock on the date of grant. Options become exercisable after one year in equal, cumulative installments over a five-year period. No option shall expire later than ten years from the date of grant. No further grants can be made under the 1993 stock compensation plan after March 10, 2003. Based on the stock options outstanding at December 31, 2003, a maximum of 533,847 shares of common stock has been reserved for issuance under the 1993 stock compensation plan. A maximum of 420,000 shares of common stock has been reserved for issuance under the 2003 stock compensation plan. At December 31, 2003, there were 250,000 shares available under the 2003 plan for the granting of additional options.

The Corporation assumed a stock compensation plan in its merger acquisition of Carolina Fincorp in 2000. One grant of qualified and nonqualified stock options was made under the plan in 1999 to key employees and directors at a price equal to fair market value on the date of grant. No additional grants will be made under the plan. Based on the stock options outstanding at December 31, 2003, a maximum of 61,498 shares of common stock has been reserved for issuance under the stock compensation plan.

The Corporation assumed another stock compensation plan in its merger acquisition of Rowan Bancorp in 2002. Remaining under the plan was one grant of incentive and nonqualified stock options made in 1993 to key

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—SHAREHOLDERS’ EQUITY—(Continued)

employees and directors at a price equal to fair market value on the date of grant. No additional grants will be made under the plan. The total stock options assumed on August 1, 2002, the date of completion of the merger, amounted to 141,223 shares after adjustment for the exchange ratio in converting from Rowan Bancorp shares to FNB Corp. shares. All options of Rowan Bancorp that were outstanding on August 1, 2002 were fully vested under normal plan provisions prior to the assumption by FNB Corp. There were no options that remained outstanding under the stock compensation plan at December 31, 2003 and, consequently, no shares of common stock are reserved for issuance.

The Corporation accounts for awards under employee stock-based compensation plans using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and, accordingly, no compensation cost has been recognized for such awards in the consolidated financial statements. The pro forma effect on net income and earnings per share as if the compensation cost that would have been determined under the fair value method had been recorded in the consolidated financial statements, pursuant to the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123”, is disclosed in Note 1.

The weighted-average fair value per share of options granted in 2003 and 2002 amounted to $6.58 and $2.82, respectively. There were no options granted in 2001. Fair values were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002
Risk-free interest rate	3.51%	4.00%
Dividend yield	2.75	2.75
Volatility	35.78	18.00
Expected life	6 years	6 years

The following is a summary of stock option activity. Under the purchase method used to account for the acquisition of Rowan Bancorp, the options assumed by the Corporation on August 1, 2002 are separately identified as an addition to option shares outstanding.

	Years Ended December 31
	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	763,428	$12.21	563,509	$11.37	728,145	$12.69
Granted	171,000	21.94	181,250	16.16	—	—
Assumed in merger acquisition	—	—	141,223	4.22	—	—
Exercised	(153,583)	8.38	(108,754)	5.58	(24,461)	9.63
Forfeited	(15,500)	14.34	(13,800)	14.03	(140,175)	21.05

Outstanding at end of year	765,345	15.11	763,428	12.21	563,509	11.71

Options exercisable at end of year	369,660	12.34	439,688	10.64	349,274	11.37

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—SHAREHOLDERS’ EQUITY—(Continued)

At December 31, 2003, information concerning stock options outstanding and exercisable is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$8.13 – 11.75	273,270	5.96	$10.96	192,610	$10.63
12.00 – 14.13	151,525	3.77	13.50	139,500	13.44
15.00 – 17.50	167,050	8.40	16.19	35,050	16.27
20.00 – 27.00	173,500	9.88	22.01	2,500	27.00

	765,345	6.95	15.11	369,660	12.34

NOTE 18—COMMITMENTS

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at December 31, 2003 are discussed below.

Commitments by the subsidiary banks to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2003, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $169,217,000. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

The subsidiary banks issue standby letters of credit whereby the Corporation guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to standby letters of credit was $6,221,000 at December 31, 2003 and $497,000 at December 31, 2002. Due to insignificance, the Corporation has recorded no liability at December 31, 2003 for the current carrying amount of the obligation to perform as a guarantor.

Dover Mortgage Company originates certain residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a residential mortgage loan with a potential borrower and the time the closed loan is sold, the Corporation is subject to variability in market prices related to these commitments. The Corporation believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate residential mortgage loans totaled $15,890,000 at December 31, 2003. The related forward sales commitments totaled $15,890,000 at December 31, 2003. The fair value of these commitments was recorded as a net asset of $174,000 at December 31, 2003. Loans held for

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18—COMMITMENTS—(Continued)

sale by Dover Mortgage Company totaled $8,201,000 at December 31, 2003. The related forward sales commitments totaled $8,153,000 at December 31, 2003. The fair value of these commitments was recorded as a net asset of $8,000 at December 31, 2003. The Corporation is exposed to interest rate risk and market risk on the $48,000 in loans held for sale for which it does not have forward sales commitments at December 31, 2003.

The subsidiary banks had loans held for sale of $366,000 at December 31, 2003. Binding commitments of the subsidiary banks for the origination of mortgage loans intended to be held for sale at December 31, 2003 were not material.

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

Commitments.    The fair value of commitments to extend credit is considered to approximate carrying value, since the large majority of these commitments would result in loans that have variable rates and/or relatively short terms to maturity or sale. For other commitments, generally of a short-term nature, the carrying value is considered to be a reasonable estimate of fair value. The various commitment items are disclosed in Note 18.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19—FAIR VALUE OF FINANCIAL INSTRUMENTS—(Continued)

The estimated fair values of financial instruments are as follows:

	December 31, 2003		December 31, 2002
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Financial Assets
Cash and cash equivalents	$27,124	$27,124	$57,582	$57,582
Investment securities:
Available for sale	80,558	80,558	129,136	129,136
Held to maturity	63,701	63,000	24,721	24,843
Net loans	545,741	563,592	496,233	515,398
Financial Liabilities
Deposits	597,925	605,492	592,354	599,986
Retail repurchase agreements	14,816	14,816	17,427	17,427
Federal Home Loan Bank advances	53,303	60,027	53,388	61,693
Federal funds purchased	625	625	—	—
Other borrowed funds	17,977	18,198	11,000	11,121

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

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20—BUSINESS SEGMENT INFORMATION

Prior to the acquisition of Dover Mortgage Company on April 1, 2003, the chief operating decision maker had reviewed the results of operations of the Corporation and its subsidiaries as a single enterprise. There are now considered to be two principal business segments: the full-service subsidiary banks, First National Bank and Rowan Bank, and the mortgage banking subsidiary, Dover Mortgage Company. Dover originates, underwrites and closes loans for sale into the secondary market. Financial performance for each segment for the year ended December 31, 2003 is detailed in the following table, which includes information for twelve months for the subsidiary banks and nine months for Dover Mortgage Company which was acquired using the purchase method of accounting for business combinations. Included in the “Other” column are amounts for other corporate activities and eliminations of intersegment transactions.

	Full-Service Subsidiary Banks	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$38,911	$529	$(18)	$39,422
Interest expense	12,091	675	378	13,144

Net interest income (loss)	26,820	(146)	(396)	26,278
Provision for loan losses	1,860	—	—	1,860

Net interest income (loss) after provision for loan losses	24,960	(146)	(396)	24,418
Noninterest income	11,273	3,364	(301)	14,336
Noninterest expense	24,178	3,164	(183)	27,159

Income before income taxes	12,055	54	(514)	11,595
Income taxes	3,342	28	(175)	3,195

Net income	$8,713	$26	$(339)	$8,400

Total assets	$758,628	$14,609	$8	$773,245
Net loans	537,540	8,201	—	545,741
Goodwill	12,583	3,742	—	16,325

In 2003, the financial performance of Dover Mortgage Company was negatively impacted by reductions of approximately $1,250,000 in the third quarter and $80,000 in the fourth quarter in income from mortgage loan sales as a result of the failure to properly obtain forward sales commitments when certain interest rate locks or commitments to lend were entered into with potential borrowers. Failure to adhere to policies in connection with forward sales commitments, along with steep increases in conforming mortgage interest rates, created the reduction in income enumerated above. The Corporation is continuing to review and enhance the controls and procedures in place at this subsidiary which had not been subject to public reporting company requirements prior to the time of its acquisition on April 1, 2003. Information concerning the acquisition of Dover is provided in Note 2.

CONTROLS AND PROCEDURES

As of December 31, 2003, the end of the period covered by this report, FNB Corp. carried out an evaluation under the supervision and with the participation of the company’s management, including FNB Corp.’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of FNB Corp.’s disclosure controls and procedures. In designing and evaluating the company’s disclosure controls and procedures, FNB Corp. and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and FNB Corp.’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by FNB Corp. in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. No significant changes in the company’s internal control over financial reporting occurred during the period ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, FNB Corp.’s internal control over financial reporting. FNB Corp. reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. FNB Corp. is continuing to review and enhance the controls and procedures in place at Dover, which had not been subject to public reporting company requirements prior to the time of its acquisition on April 1, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 12, 2004.

FNB Corp. (Registrant)

By:	/s/ MICHAEL C. MILLER
Michael C. Miller Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 12, 2004.

Signature	Title

/s/ MICHAEL C. MILLER Michael C. Miller	Chairman and President (Principal Executive Officer)

/s/ JERRY A. LITTLE Jerry A. Little	Treasurer and Secretary (Principal Financial and Accounting Officer)

/s/ JAMES M. CAMPBELL, JR. James M. Campbell, Jr.	Director

/s/ R. LARRY CAMPBELL R. Larry Campbell	Director

/s/ DARRELL L. FRYE Darrell L. Frye	Director

/s/ WILBERT L. HANCOCK Wilbert L. Hancock	Director

/s/ BRUCE D. JONES Bruce D. Jones	Director

Thomas A. Jordan	Director

/s/ DALE E. KEIGER Dale E. Keiger	Director

/s/ EUGENE B. MCLAURIN, II Eugene B. McLaurin, II	Director

/s/ R. REYNOLDS NEELY, JR. R. Reynolds Neely, Jr.	Director

/s/ RICHARD K. PUGH Richard K. Pugh	Director

J. M. Ramsay III	Director

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
2.10	Agreement and Plan of Merger dated as of February 11, 2002 by and between the Registrant and Rowan Bancorp, Inc., incorporated herein by reference to Exhibit 2.10 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2001.
2.11	Merger Agreement dated as of February 20, 2003 by and among the Registrant, Dover Mortgage Company and the shareholders of Dover Mortgage Company, incorporated herein by reference to Exhibit 2.11 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2002.
3.10	Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed March 16, 1985.
3.11	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 10, 1988, incorporated herein by reference to Exhibit 19.10 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988.
3.12	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 12, 1998, incorporated herein by reference to Exhibit 3.12 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.
3.13	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 23, 2003, incorporated herein by reference to Exhibit 3.13 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2003.
3.20	Amended and Restated Bylaws of the Registrant, adopted May 21, 1998, incorporated herein by reference to Exhibit 3.20 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.
4	Specimen of Registrant’s Common Stock Certificate, incorporated herein by reference to Exhibit 4 to Amendment No. 1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed April 19, 1985.
10.10*	Form of Split Dollar Insurance Agreement dated as of November 1, 1987 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 19.20 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988.
10.11*	Form of Amendment to Split Dollar Insurance Agreement dated as of November 1, 1994 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.
10.20*	Stock Compensation Plan as amended effective May 12, 1998, incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.
10.21*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.
10.22*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.
10.23*	FNB Corp. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-105442).
10.24*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.
10.25*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s 2003 Stock Incentive Plan.

Exhibit No.	Description of Exhibit
10.30*	Employment Agreement dated as of December 27, 1995 between First National Bank and Trust Company and Michael C. Miller, incorporated herein by reference to Exhibit 10.50 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1995.
10.31*	Carolina Fincorp, Inc. Stock Option Plan (assumed by the Registrant on April 10, 2000), incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-54702).
10.32*	Employment Agreement dated as of April 10, 2000 between First National Bank and Trust Company and R. Larry Campbell, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2000.
10.33*	Nonqualified Supplemental Retirement Plan with R. Larry Campbell, incorporated herein by reference to Exhibit 10(c) to the Annual Report on Form 10-KSB of Carolina Fincorp, Inc. for the fiscal year ended June 30, 1997.
10.34*	Employment Agreement dated as of August 1, 2002 between Rowan Savings Bank SSB, Inc. and Bruce D. Jones, incorporated herein by reference to Exhibit 10.34 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2002.
10.35*	Form of Change of Control Agreement between FNB Corp. and certain of its key employees and officers.
14	Code of Ethics for Senior Financial Officers.
21	Subsidiaries of the Registrant.
23	Independent Auditors’ Consent.
31.10	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.11	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, or compensatory plan or arrangement.