Form 10-Q
period 2004-03-31
FNB CORP/NC
filed 2004-05-10
CIK 764811

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant had 5,718,632 shares of $2.50 par value common stock outstanding at April 30, 2004.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FNB Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31,		December 31,
	2004	2003	2003
	(in thousands, except share data)
ASSETS
Cash and due from banks	$18,912	$22,727	$17,164
Interest-bearing bank balances	20,094	33,742	8,641
Federal funds sold	9,142	12,576	1,319
Investment securities:
Available for sale, at estimated fair value (amortized cost of $73,565, $105,454 and $77,971)	76,493	108,903	80,558
Held to maturity (estimated fair value of $59,024, $40,639 and $63,000)	58,836	40,703	63,701
Loans:
Loans held for sale	14,636	2,239	8,567
Loans held for investment	565,523	507,219	543,346
Less allowance for loan losses	(6,330)	(6,169)	(6,172)

Net loans	573,829	503,289	545,741

Premises and equipment, net	15,264	14,240	15,009
Goodwill	16,335	12,601	16,325
Other assets	25,416	20,885	24,787

Total Assets	$814,321	$769,666	$773,245

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$72,649	$61,438	$70,671
Interest-bearing deposits:
Demand, savings and money market deposits	222,271	215,583	215,846
Time deposits of $100,000 or more	131,540	115,843	118,199
Other time deposits	190,446	211,532	193,209

Total deposits	616,906	604,396	597,925
Retail repurchase agreements	15,249	19,328	14,816
Federal Home Loan Bank advances	70,859	53,366	53,303
Federal funds purchased	—	—	625
Other borrowed funds	21,308	11,000	17,977
Other liabilities	6,889	6,977	7,141

Total Liabilities	731,211	695,067	691,787

Shareholders’ equity:
Preferred stock - $10.00 par value; authorized 200,000 shares, none issued	—	—	—
Common stock - $2.50 par value; authorized 10,000,000 shares, issued shares - 5,718,332, 5,486,219 and 5,686,899	14,296	13,716	14,217
Surplus	12,747	9,019	12,478
Retained earnings	54,268	49,589	53,174
Accumulated other comprehensive income	1,799	2,275	1,589

Total Shareholders’ Equity	83,110	74,599	81,458

Total Liabilities and Shareholders’ Equity	$814,321	$769,666	$773,245

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31, (unaudited)
	2004	2003
	(in thousands, except per share data)
Interest Income
Interest and fees on loans	$7,973	$8,161
Interest and dividends on investment securities:
Taxable income	936	1,583
Non-taxable income	439	330
Other interest income	29	99

Total interest income	9,377	10,173

Interest Expense
Deposits	2,082	2,693
Retail repurchase agreements	26	54
Federal Home Loan Bank advances	587	576
Federal funds purchased	12	—
Other borrowed funds	143	98

Total interest expense	2,850	3,421

Net Interest Income	6,527	6,752
Provision for loan losses	270	250

Net Interest Income After Provision for Loan Losses	6,257	6,502

Noninterest Income
Mortgage loan sales	1,308	678
Service charges on deposit accounts	1,236	1,186
Trust and investment services	479	193
Cardholder and merchant services income	235	190
Other service charges, commissions and fees	186	303
Bank owned life insurance	156	148
Other income	—	65

Total noninterest income	3,600	2,763

Noninterest Expense
Personnel expense	4,176	3,354
Net occupancy expense	393	334
Furniture and equipment expense	477	500
Data processing services	283	490
Other expense	1,768	1,335

Total noninterest expense	7,097	6,013

Income Before Income Taxes	2,760	3,252
Income taxes	808	990

Net Income	$1,952	$2,262

Net income per common share:
Basic	$.34	$.42
Diluted	.33	.40

Weighted average number of shares outstanding:
Basic	5,705,602	5,446,462
Diluted	5,903,899	5,708,381

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Three Months Ended March 31, 2004 and March 31, 2003 (unaudited)

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands, except share data)
Balance, December 31, 2002	5,416,731	$13,542	$8,823	$48,095	$2,630	$73,090
Comprehensive income:
Net income	—	—	—	2,262	—	2,262
Other comprehensive income:
Unrealized securities losses, net of income tax benefit of $181	—	—	—	—	(355)	(355)

Total comprehensive income	—	—	—	—	—	1,907

Cash dividends declared, $.14 per share	—	—	—	(768)	—	(768)
Common stock issued through:
Stock option plan	78,980	198	368	—	—	566
Common stock reacquired through:
Exchange related to issuance of option stock	(9,492)	(24)	(172)	—	—	(196)

Balance, March 31, 2003	5,486,219	$13,716	$9,019	$49,589	$2,275	$74,599

Balance, December 31, 2003	5,686,899	$14,217	$12,478	$53,174	$1,589	$81,458
Comprehensive income:
Net income	—	—	—	1,952	—	1,952
Other comprehensive income:
Unrealized securities gains, net of income taxes of $131	—	—	—	—	210	210

Total comprehensive income	—	—	—	—	—	2,162

Cash dividends declared, $.15 per share	—	—	—	(858)	—	(858)
Common stock issued through:
Stock option plan	31,433	79	269	—	—	348

Balance, March 31, 2004	5,718,332	$14,296	$12,747	$54,268	$1,799	$83,110

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, (unaudited)
	2004	2003
	(in thousands)
Operating Activities:
Net income	$1,952	$2,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	405	427
Provision for loan losses	270	250
Deferred income taxes (benefit)	37	(55)
Deferred loan fees and costs, net	14	45
Premium amortization and discount accretion of investment securities, net	166	115
Amortization of intangibles	15	19
Net decrease in loans held for sale	6,466	548
Decrease (increase) in other assets	216	(182)
Decrease in other liabilities	(163)	(128)

Net Cash Provided by Operating Activities	9,378	3,301

Investing Activities:
Available-for-sale securities:
Proceeds from maturities and calls	11,570	19,588
Purchases	(7,217)	(500)
Held-to - maturity securities:
Proceeds from maturities and calls	4,752	12,000
Purchases	—	(28,006)
Net increase in loans held for investment	(35,630)	(8,177)
Purchases of premises and equipment	(661)	(615)
Other, net	(169)	298

Net Cash Used in Investing Activities	(27,355)	(5,412)

Financing Activities:
Net increase in deposits	18,981	12,170
Increase in retail repurchase agreements	433	1,901
Increase in Federal Home Loan Bank advances	17,500	—
Decrease in federal funds purchased	(625)	—
Increase in other borrowed funds	3,331	—
Common stock issued	348	370
Cash dividends paid	(967)	(867)

Net Cash Provided by Financing Activities	39,001	13,574

Net Increase in Cash and Cash Equivalents	21,024	11,463
Cash and cash equivalents at beginning of period	27,124	57,582

Cash and Cash Equivalents at End of Period	$48,148	$69,045

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,808	$3,434
Income taxes	—	161
Noncash transactions:
Loans held for investment transferred to loans held for sale	12,535	—
Foreclosed loans transferred to other real estate	603	135
Cashless exercise of stock options	—	196
Unrealized securities gains (losses), net of income taxes	210	(355)

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

FNB Corp. is a multi-bank holding company whose wholly-owned subsidiaries are the First National Bank and Trust Company (“First National Bank”), Rowan Savings Bank SSB, Inc. (“Rowan Bank”) and Dover Mortgage Company (“Dover”). First National Bank and Rowan Bank are collectively referred to as the “subsidiary banks”. First National Bank has one wholly-owned subsidiary, First National Investor Services, Inc. Through its subsidiaries, FNB Corp. offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers. The subsidiary banks have offices in Cabarrus, Chatham, Montgomery, Moore, Randolph, Richmond, Rowan and Scotland counties in North Carolina. Dover Mortgage Company operates seven mortgage production offices in North Carolina at Charlotte, Carolina Beach, Goldsboro, Greenville, Lake Norman, Raleigh and Wilmington.

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

Pursuant to the terms of the merger, 50% of the outstanding shares of Dover common stock were converted into FNB Corp. common stock and the remaining 50% were converted into cash. The aggregate purchase price was $5,567,000, consisting of $2,908,000 of cash payments and 126,140 shares of FNB Corp. common stock valued at $2,659,000. Subject to a maximum total payment,

Dover shareholders will be entitled to additional cash consideration over the four-year period following closing, based on a percentage of Dover’s pretax net income during that four-year period. Any additional cash consideration paid to Dover shareholders will be recorded as an adjustment to goodwill. During the three-month period ended March 31, 2004, additional cash consideration of $10,000 was paid to Dover shareholders and recorded as an adjustment of goodwill.

The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Dover were recorded based on a preliminary estimate of fair values as of April 1, 2003, subject to possible adjustment during the one-year period from that date. There were no adjustments to the estimate of fair values during that one-year period. The consolidated financial statements include the results of operations of Dover since April 1, 2003.

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

	Three Months Ended March 31,
	2004	2003
Basic EPS denominator - Weighted average number of common shares outstanding	5,705,602	5,446,462
Dilutive share effect arising from assumed exercise of stock options	198,297	261,919

Diluted EPS denominator	5,903,899	5,708,381

For the three months ended March 31, 2004 and 2003, there were 171,824 and 2,500 stock options, respectively, that were antidilutive since the exercise price exceeded the average market price. These common stock equivalents were omitted from the calculations of diluted EPS for their respective periods.

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

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data)
Net income, as reported	$1,952	$2,262
Less: Stock-based compensation cost determined under fair value method, net of related tax effects	88	85

Net income, pro forma	$1,864	$2,177

Net income per share:
Basic:
As reported	$.34	$.42
Pro forma	.33	.40
Diluted:
As reported	.33	.40
Pro forma	.32	.38

6.	Loans

Loans as presented are reduced by net deferred loan fees of $775,000, $826,000 and $761,000 at March 31, 2004, March 31, 2003 and December 31, 2003, respectively.

7.	Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Balance at beginning of period	$6,172	$6,109
Charge-offs	230	214
Recoveries	163	24

Net loan charge-offs	67	190
Provision for loan losses	270	250
Allowance adjustment for loans sold	(45)	—

Balance at end of period	$6,330	$6,169

Based on information that has become available subsequent to March 31, 2004, management has identified certain loans that are expected to be either wholly or partially charged off in the second quarter of 2004, resulting in charge-offs estimated to be in a range of $1,800,000 to $2,500,000. Although a portion of these loans had specific reserves included in the allowance for loan losses at March 31, 2004, it is expected that the provision for loan losses charged against income in the second quarter of 2004 will be higher than in the 2004 first quarter. Due to the utilization of specific reserves in recording these charge-offs, however, the allowance for loan losses, as a percentage of loans held for investment, may be at a lower level at June 30, 2004 than at March 31, 2004.

8.	Supplementary Income Statement Information

Significant components of other expense were as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Stationery, printing and supplies	$180	$154
Advertising and marketing	186	118

9.	Intangible Assets

Business Combinations

For intangible assets related to business combinations, the following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the carrying amount of unamortized intangible assets:

	March 31,		December 31,
	2004	2003	2003
	(in thousands)
Amortized intangible assets:
Core deposit premium related to whole bank acquisition:
Carrying amount	$256	$256	$256
Accumulated amortization	114	49	99

Net core deposit premium	$142	$207	$157

Unamortized intangible assets:
Goodwill – Carrying amount	$16,335	$12,601	$16,325

Amortization of intangibles totaled $69,000 for core deposit premiums in 2003 and $15,000 and $19,000, respectively, for the three months ended March 31, 2004 and 2003. The estimated amortization expense for core deposit premiums for the years ending after December 31, 2003 is as follows: $55,000 in 2004, $44,000 in 2005, $32,000 in 2006, $19,000 in 2007 and $7,000 in 2008.

The changes in the carrying amount of goodwill for the period ended March 31, 2004 were as follows:

Balance as of January 1, 2004	$16,325
Payment of additional cash consideration to Dover shareholders	10

Balance as of March 31, 2004	$16,335

Mortgage Servicing Rights

The following is an analysis of mortgage servicing rights included in other assets on the consolidated balance sheet:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Balance at beginning of period	$1,628	$1,052
Servicing rights capitalized	274	223
Amortization expense	57	67

Balance at end of period	$1,845	$1,208

No valuation allowance for mortgage servicing rights was required at March 31, 2004 and 2003. The estimated amortization expense for mortgage servicing rights for the years ending after December 31, 2003 is as follows: $324,000 in 2004, $324,000 in 2005, $324,000 in 2006, $324,000 in 2007, $324,000 in 2008 and $225,000 in 2009. The estimated amortization expense is based on current information at December 31, 2003 regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

10.	Postretirement Employee Benefit Plans

Information concerning the net periodic cost of the Corporation’s postretirement benefit plans is as follows:

	Three Months Ended March 31, 2004
	Pension Plan	Supplemental Executive Retirement Plan	Other Postretirement Defined Benefit Plans
	(in thousands)
Service cost	$144	$15	$15
Interest cost	145	17	19
Expected return on plan assets	(156)	—	—
Amortization of prior service cost	27	12	2
Amortization of transition obligation	—	—	5
Recognized net actuarial loss	40	4	2

Net periodic postretirement benefit cost	$200	$48	$43

As previously disclosed in its consolidated financial statements for the year ended December 31, 2003, the Corporation expects to contribute $600,000 to its pension plan in 2004. As of March 31, 2004, no contribution has been made. The other postretirement benefit plans are unfunded plans, and there are no cash contribution requirements except for the direct payment of benefits.

11.	Derivatives and Financial Instruments

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

In connection with its asset/liability management objectives, the Corporation entered into an interest rate swap on a $7,000,000 Federal Home Loan Bank (FHLB) advance during the three months ended March 31, 2004 that converts the fixed rate cash flow exposure on the FHLB advance to a variable rate cash flow. As structured, the pay-variable, receive-fixed swap is evaluated as being a fair value hedge with no ineffectiveness; and, consequently, the difference in cash flows in each period between the variable rate interest payments that the Corporation makes and the fixed rate interest payments received is currently reported in earnings.

During the three months ended March 31, 2004, the interest rate swap resulted in a net reduction of $11,000 in the interest expense that would otherwise have been reported for the FHLB advance. The fair value of the swap at March 31, 2004 was recorded on the consolidated balance sheet as an asset in the amount of $77,000, offset by a valuation adjustment in the same amount to the FHLB advance.

The Corporation has also identified the following derivative instruments which were recorded on the consolidated balance sheet at March 30, 2004: commitments to originate fixed rate residential mortgage loans and forward sales commitments.

Dover Mortgage Company originates certain fixed rate residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a fixed rate residential mortgage loan with a potential borrower and the time the closed loan is sold, the Corporation is subject to variability in market prices related to these commitments. The Corporation believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate fixed rate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate fixed rate residential mortgage loans totaled $25,913,000 at March 31, 2004. The related forward sales commitments totaled $25,913,000 at March 31, 2004. The fair value of these commitments was recorded as a net asset of $303,000 at March 31, 2004. Loans held for sale by Dover Mortgage Company totaled $11,550,000 at March 31, 2004. The related forward sales commitments totaled $11,550,000 at March 31, 2004. The fair value of these commitments was recorded as a net asset of $29,000 at March 31, 2004.

The subsidiary banks had loans held for sale of $3,086,000 at March 31, 2004. Binding commitments of the subsidiary banks for the origination of mortgage loans intended to be held for sale at March 31, 2004 were not material.

12.	Business Segment Information

Prior to the acquisition of Dover Mortgage Company on April 1, 2003, the chief operating decision maker had reviewed the results of operations of the Corporation and its subsidiaries as a single enterprise. There are now considered to be two principal business segments: the full-service subsidiary banks, First National Bank and Rowan Bank, and the mortgage banking subsidiary, Dover Mortgage Company. Dover originates, underwrites and closes loans for sale into the secondary market. Financial performance for each segment for the three months ended March 31, 2004 is detailed in the following table. Since Dover Mortgage Company was acquired subsequent to March 31, 2003 using the purchase method of accounting for business combinations and since the results of operations of the Corporation and its subsidiaries prior to March 31, 2003 had been reviewed by the chief operating decision maker as a single enterprise, segment information for the three months ended March 31, 2003 is not provided. Included in the “Other” column are amounts for other corporate activities and eliminations of intersegment transactions.

	Three Months Ended March 31, 2004
	Full-Service Subsidiary Banks	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$9,250	$127	$—	$9,377
Interest expense	2,707	54	89	2,850

Net interest income	6,543	73	(89)	6,527
Provision for loan losses	270	—	—	270

Net interest income after provision for loan losses	6,273	73	(89)	6,257
Noninterest income	2,750	905	(55)	3,600
Noninterest expense	6,249	861	(13)	7,097

Income before income taxes	2,774	117	(131)	2,760
Income taxes	805	47	(44)	808

Net income	$1,969	$70	$(87)	$1,952

Total assets	$796,036	$18,124	$161	$814,321
Net loans	562,279	11,550	—	573,829
Goodwill	12,583	3,752	—	16,335

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Description of Operations

FNB Corp. is a multi-bank holding company with two full-service subsidiary banks, First National Bank and Rowan Bank, that offer a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers. The subsidiary banks have offices in Cabarrus, Chatham, Guilford, Montgomery, Moore, Randolph, Richmond, Rowan and Scotland counties in North Carolina.

Additionally, FNB Corp. has a mortgage banking subsidiary, Dover Mortgage Company, that originates, underwrites and closes loans for sale into the secondary market. Dover operates seven mortgage production offices in North Carolina at Charlotte, Carolina Beach, Goldsboro, Greenville, Lake Norman, Raleigh and Wilmington.

For business segment information related to the financial performance of the full-service subsidiary banks and Dover Mortgage Company, see Note 12 to the Consolidated Financial Statements.

Merger Acquisition of Dover Mortgage Company in 2003

On April 1, 2003, the Corporation completed a merger for the acquisition of Dover Mortgage Company (“Dover”), headquartered in Charlotte, North Carolina. Operating as a separate subsidiary of FNB Corp., Dover originates, underwrites and closes mortgage loans for sale into the secondary market. Mortgage production is sold on a service-released basis to a number of national lenders who in turn service the loans. At the date of the merger, Dover operated six offices and, based on estimated fair values, had $47,001,000 in total assets and $5,823,000 in shareholders’ equity. Pursuant to the terms of the merger, 50% of the outstanding shares of Dover common stock were converted into FNB Corp. common stock and the remaining 50% were converted into cash. The aggregate purchase price was $5,567,000, consisting of $2,908,000 of cash payments and 126,140 shares of FNB Corp. common stock valued at $2,659,000. Subject to a maximum total payment, Dover shareholders will be entitled to additional cash consideration over the four-year period following closing, based on a percentage of Dover’s pretax net income during that four-year period. Any additional cash consideration paid to Dover shareholders will be recorded as an adjustment to goodwill. During the three-month period ended March 31, 2004, additional cash consideration of $10,000 was paid to Dover shareholders and recorded as an adjustment of goodwill. The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Dover were recorded based on a preliminary estimate of fair values as of April 1, 2003, subject to possible adjustment during the one-year period from that date. There were no adjustments to the estimate of fair values during that one-year period. The consolidated financial statements include the results of operations of Dover since April 1, 2003.

Primary Financial Data for 2004

The Corporation earned $1,952,000 in the first quarter of 2004, a 13.7% decrease from earnings of $2,262,000 in the same period of 2003. Basic earnings per share decreased from $.42 to $.34 and diluted earnings per share decreased from $.40 to $.33 for percentage decreases of 19.0% and 17.5%, respectively. As noted above, Dover Mortgage Company was acquired as a subsidiary through merger effective April 1, 2003, impacting both net income and the calculation of earnings per share since the acquisition date. Total assets were $814,321,000 at March 31, 2004, up 5.8% from March 31, 2003, due partially to the Dover acquisition (see Note 12 to the Consolidated Financial Statements), and up 5.3% from December 31, 2003. Loans amounted to $580,159,000 at March 31, 2004, increasing 13.9% from March 31, 2003 and 5.1% from December 31, 2003. Total deposits were up 2.1% from March 31, 2003 and 3.2% from December 31, 2003, amounting to $616,906,000 at March 31, 2004. A significant portion of the asset growth in the first quarter of 2004 was funded by advances totaling $17,500,000 from the Federal Home Loan Bank that were obtained primarily to help fund future loan growth. Loans were impacted during that period by the sale of $12,535,000 of 1-4 family residential mortgage loans previously classified as held for investment as discussed in “Significant Factors Affecting Earnings in 2004”.

Significant Factors Affecting Earnings in 2004

Income from mortgage loan sales increased $630,000 in the first quarter of 2004 partially as a result of the $233,000 in income from the sale of 1-4 family residential mortgage loans totaling $12,535,000 that were previously classified as loans held for investment at December 31, 2003 but transferred to loans held for sale in the 2004 first quarter. See below in this section for other information regarding income from mortgage loan sales.

Net interest income in the first quarter of 2004 compared to the same period of 2003 did not increase in proportion to the increase in earning assets, reflecting the continuing decline in interest rates. The net interest margin, as a percentage of earning assets, decreased 27 basis points to 3.84% in 2004 from 4.11% in 2003.

The levels of noninterest income and noninterest expense in the first quarter of 2004 compared to the same period of 2003 were significantly affected by the acquisition of Dover Mortgage Company subsequent to the 2003 first quarter. As reported in Note 12 to the Consolidated Financial Statements, noninterest income and noninterest expense attributable to Dover in the 2004 first quarter, before the elimination of intersegment transactions, amounted to $905,000 and $861,000, respectively. Income from mortgage loan sales specifically attributable to Dover amounted to $904,000.

Critical Accounting Policies

The Corporation’s significant accounting policies are set forth in Note 1 to the Consolidated Financial Statements contained in the Form 10-K Annual Report for the fiscal year ended December 31, 2003. Of these significant accounting policies, the Corporation considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management’s most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Corporation has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation’s allowance for loan losses and related matters, see “Asset Quality”.

Earnings Review

The Corporation’s net income decreased $310,000 or 13.7% in the first quarter of 2004 compared to the same period of 2003. Earnings were positively impacted in the first quarter of 2004 by an $837,000 or 30.3% increase in noninterest income although the net gain in revenue from operations was negatively impacted by a $225,000 or 3.3% decrease in net interest income. The net $612,000 gain in revenue was more than offset by increases of $1,084,000 or 18.0% in noninterest expense and $20,000 in the provision for loan losses. Certain factors specifically affecting the elements of income and expense were discussed above in “Significant Factors Affecting Earnings in 2004”.

On an annualized basis, return on average assets decreased from 1.20% in the first quarter of 2003 to .99% in the first quarter of 2004. Return on average shareholders’ equity decreased from 12.23% to 9.41% in comparing the same periods. In the first quarter of 2004, return on tangible assets and equity (calculated by deducting average goodwill from average assets and from average equity) amounted to 1.01% and 11.72%, respectively.

Net Interest Income

Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

Net interest income was $6,527,000 in the first quarter of 2004 compared to $6,752,000 in the same period of 2003. This decrease of $225,000 or 3.3% resulted primarily from a decline in the net yield on earning assets, or net interest margin, from 4.11% in the first quarter of 2003 to 3.84% in the same period of 2004, the effect of which was partially offset by a 3.6% increase in the level of average earning assets. A significant portion of the increase in average earnings assets resulted from the acquisition of Dover Mortgage Company on April 1, 2003. On a taxable equivalent basis, the decrease in net interest income in the first quarter of 2003 was $231,000, reflecting changes in the relative mix of taxable and non-taxable earning assets in each period.

Table 1 on page 27 sets forth for the periods indicated information with respect to the Corporation’s average balances of assets and liabilities, as well as the total dollar amounts of interest income (taxable equivalent basis) from earning assets and interest expense on interest-bearing liabilities, resultant rates earned or paid, net interest income, net interest spread and net yield on earning assets. Net interest spread refers to the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. Net yield on earning assets, or net interest margin, refers to net interest income divided by average earning assets and is influenced by the level and relative mix of earning assets and interest-bearing liabilities. Changes in net interest income on a taxable equivalent basis, as measured by volume and rate variances, are also analyzed in Table 1. Volume refers to the average dollar level of earning assets and interest-bearing liabilities.

Changes in the net interest margin and net interest spread tend to correlate with movements in the prime rate of interest. There are variations, however, in the degree and timing of rate changes, compared to prime, for the different types of earning assets and interest-bearing liabilities.

Following the significant declines in 2001, interest rates have tended to stabilize in a generally low-rate environment for rates both earned and paid by the Corporation. After reductions in the prime rate totaling 4.75% in 2001, there were additional rate cuts of .50% in November 2002 and .25% in June 2003, resulting in the current prime rate of 4.00%. The prime rate averaged 6.99% in 2001, falling to 4.67% in 2002 and 4.12% in 2003.

The Corporation’s net interest margin and net interest spread were negatively impacted in 2003 due in part to the prime rate reductions in November 2002 and June 2003 but also because of the cumulative effect of the reductions in yields on fixed rate earning assets over an extended period. Although the margin and spread were lower for the first three months of 2004 compared to the same period of 2003, there has tended to be a stabilization of these measures starting in the latter part of 2003.

The prime rate averaged 4.00% in the first quarter of 2004 compared to 4.25% in the first quarter of 2003. The net interest spread, in comparing first quarter periods, declined by 24 basis points from 3.85% in 2003 to 3.61% in 2004, reflecting the effect of a decrease in the average total yield on earning assets that more than offset the decrease in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets decreased by 66 basis points from 6.10% in 2003 to 5.44% in 2004, while the cost of funds decreased by 42 basis points from 2.25% to 1.83%.

Provision for Loan Losses

This provision is the charge against earnings to provide an allowance or reserve for probable losses inherent in the loan portfolio. The amount of each period’s charge is affected by several considerations including management’s evaluation of various risk factors in determining the adequacy of the allowance (see “Asset Quality”), actual loan loss experience and loan portfolio growth. Earnings were negatively impacted in the first quarter of 2004 by a $20,000 increase in the provision.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.12% at March 31, 2004, 1.22% at March 31, 2003 and 1.14% at December 31, 2003. The allowance percentage has decreased from March 31, 2003 due to charge-offs of impaired loans which were specifically reserved.

Noninterest Income

Noninterest income increased $837,000 or 30.3% in the first quarter of 2004 compared to the same period of 2003, reflecting in large part the acquisition of Dover Mortgage Company on April 1, 2003, as discussed above, and further to the general increase in the volume of business. The increase was primarily due to a $630,000 increase in income from mortgage loan sales and a $286,000 increase in income from trust and investment services. Although income from mortgage loan sales has been negatively impacted in 2004 by the increase in long-term conforming mortgage rates from the historical lows that prevailed through most of 2003, the total income level was favorably affected by two factors discussed above in “Significant Factors Affecting Earnings in 2004”: $233,000 of income from the sale of loans previously classified as held for investment and $904,000 of income from mortgage loan sales by Dover which was acquired subsequent to the 2003 first quarter. The increase in income from trust and investment services was largely related to the general increase in the volume of sales of annuity products.

Noninterest Expense

Noninterest expense was $1,084,000 or 18.0% higher in the first quarter of 2004 compared to the same period of 2003, due primarily to the acquisition of Dover Mortgage Company on April 1, 2003. As discussed above in “Significant Factors Affecting Earnings in 2004”, noninterest expense attributable to Dover in the 2004 first quarter amounted to $861,000. Regarding specific expense categories, the largest factor resulting in higher noninterest expense was the generally increased level of personnel expense, which was impacted by increased staffing requirements in addition to what was attributable to the Dover acquisition, by normal salary adjustments and by higher costs of fringe benefits. The cost of data processing services was higher in the 2003 first quarter because of the outside data processing services employed by Rowan Bank until the conversion to an in-house system in March 2003, with the conversion project separately resulting in $140,000 in expenses. Other expense has been affected in 2004 by higher levels of advertising and marketing expenditures and by increased expenses related to credit administration and foreclosed properties.

Income Taxes

The effective income tax rate decreased from 30.4% in the first quarter of 2003 to 29.3% in the same period of 2004 due principally to a decrease in the ratio of taxable to non-taxable income.

Liquidity

Liquidity for the subsidiary banks refers to their continuing ability to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to the Parent Company for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from five major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold, (c) lines for the purchase of federal funds from other banks, (d) the lines of credit established at the Federal Home Loan Bank totaling $159,200,000, less existing advances against those lines, and (e) the investment securities portfolio. All debt securities are of investment grade quality and, if the need arises, can be promptly liquidated on the open market or pledged as collateral for short-term borrowing.

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

Commitments, Contingencies and Off-Balance Sheet Risk

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at March 31, 2004 are discussed below.

Commitments of the subsidiary banks to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At March 31, 2004, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $168,961,000. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

The subsidiary banks issue standby letters of credit whereby the Corporation guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to standby letters of credit was $6,221,000 at March 31, 2004 and $106,000 at March 31, 2003. Due to insignificance, the Corporation has recorded no liability at March 31, 2004 for the current carrying amount of the obligation to perform as a guarantor.

In connection with its asset/liability management objectives, the Corporation entered into an interest rate swap on a $7,000,000 Federal Home Loan Bank (FHLB) advance during the three months ended March 31, 2004 that converts the fixed rate cash flow exposure on the FHLB advance to a variable rate cash flow. As structured, the pay-variable, receive-fixed swap is evaluated as being a fair value hedge with no ineffectiveness; and, consequently, the difference in cash flows in each period between the variable rate interest payments that the Corporation makes and the fixed rate interest payments received is currently reported in earnings.

During the three months ended March 31, 2004, the interest rate swap resulted in a net reduction of $11,000 in the interest expense that would otherwise have been reported for the FHLB advance. The fair value of the swap at March 31, 2004 was recorded on the consolidated balance sheet as an asset in the amount of $77,000, offset by a valuation adjustment in the same amount to the FHLB advance.

Dover Mortgage Company originates certain fixed rate residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a fixed rate residential mortgage loan with a potential borrower and the time the closed loan is sold, the Corporation is subject to variability in market prices related to these commitments. The Corporation believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate fixed rate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate fixed rate residential mortgage loans totaled $25,913,000 at March 31, 2004. The related forward sales commitments totaled $25,913,000 at March 31, 2004. The fair value of these commitments was recorded as a net asset of $303,000 at March 31, 2004. Loans held for sale by Dover Mortgage Company totaled $11,550,000 at March 31, 2004. The related forward sales commitments totaled $11,550,000 at March 31, 2004. The fair value of these commitments was recorded as a net asset of $29,000 at March 31, 2004.

The subsidiary banks had loans held for sale of $3,086,000 at March 31, 2004. Binding commitments of the subsidiary banks for the origination of mortgage loans intended to be held for sale at March 31, 2004 were not material.

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

The Corporation’s balance sheet was asset-sensitive at March 31, 2004. An asset-sensitive position means that, for cumulative gap measurement periods of one year or less, there are more assets than liabilities subject to immediate repricing as market rates change. Because immediately rate sensitive assets exceed rate sensitive interest-bearing liabilities, the earnings position could improve in a rising rate environment and could deteriorate in a declining rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

Capital Adequacy

Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders’ equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution’s ongoing trading activities. At March 31, 2004, FNB Corp. and each of the subsidiary banks were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital. Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%. At March 31, 2004, FNB Corp. had a total capital ratio of 11.29% and a Tier 1 capital ratio of 10.29%. First National Bank and Rowan Bank had total capital ratios of 12.36% and 11.98%, respectively, and Tier 1 capital ratios of 11.36% and 10.88%, respectively.

The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At March 31, 2004, FNB Corp. had a leverage capital ratio of 8.41%. First National Bank and Rowan Bank had leverage capital ratios of 9.48% and 8.37%, respectively.

First National Bank and Rowan Bank are also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, a bank must have a minimum ratio for total capital of 10.00%, for Tier 1 capital of 6.00% and for leverage capital of 5.00%. As noted above, both First National Bank and Rowan Bank met all of those ratio requirements at March 31, 2004 and, accordingly, are well-capitalized under the regulatory framework for prompt corrective action.

Balance Sheet Review

Total assets at March 31, 2004 were $44,655,000 or 5.8% higher than at March 31, 2003, partially reflecting the acquisition of Dover Mortgage Company on April 1, 2003 as discussed in the “Overview”, and were $41,076,000 or 5.3% higher than at December 31, 2003. Similarly, deposits were ahead by $12,510,000 or 2.1% and $18,981,000 or 3.2%. The level of total assets was also affected at March 31, 2004 compared to both March 31, 2003 and December 31, 2003 by additional advances totaling $17,500,000 from the Federal Home Loan Bank that were obtained primarily to help fund future loan growth. Average assets increased 4.7% in the first quarter of 2004 compared to the same period in 2003, while average deposits increased 1.6%.

Investment Securities

Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. In general, because of loan funding needs, proceeds from investment maturities and calls were diverted to this purpose, leading to a $14,277,000 or 9.5% reduction in the level of investment securities compared to March 31, 2003. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

Loans

The Corporation’s primary source of revenue and largest component of earning assets is the loan portfolio. Due largely to internal loan growth, although augmented by the acquisition of Dover Mortgage Company on April 1, 2003 as discussed in the “Overview”, loans increased $70,701,000 or 13.9% during the twelve-month period ended March 31, 2004. The loan increase during the first quarter of 2004, which was affected by the sale of loans totaling $12,535,000 previously classified as held for investment as discussed above in “Significant Factors Affecting Earnings in 2004”, was $28,246,000 or 5.1%. Affected by both the Dover acquisition and the sale of loans previously held for investment, average loans were $61,853,000 or 12.2% higher in the first quarter of 2004 than in the same period of 2003. The ratio of average loans to average deposits, in comparing first quarter periods, increased from 85.9% in 2003 to 94.8% in 2004. The ratio of loans to deposits at March 31, 2004 was 94.0%.

While the level of the entire loan portfolio has been adversely affected for an extended period by the general slowdown in the economy, the portfolios related to construction loans and commercial and other real estate loans experienced significant gains during both the twelve-month period ended March 31, 2004 and the first quarter of 2004. The balance of the 1-4 family residential mortgage loan portfolio, exclusive of the initial impact of the Dover Mortgage Company acquisition, has been affected by the high level of refinancing activity since many refinanced loans that were previously included in the “held for investment” category were sold as part of the refinancing process and has also been affected, as discussed above, by the direct sale in the 2004 first quarter of certain loans previously classified as held for investment.

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

At March 31, 2004, the Corporation had impaired loans which totaled $1,905,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $1,166,000. At March 31, 2003, the Corporation had impaired loans which totaled $3,242,000, of which, loans totaling $3,180,000 were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $1,374,000. At December 31, 2003, the Corporation had impaired loans which totaled $1,963,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $1,133,000.

At March 31, 2004, nonperforming loans were $5,725,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $4,668,000 and $1,057,000, respectively. At March 31, 2003, nonperforming loans were $7,098,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $4,525,000 and $2,573,000, respectively. At December 31, 2003, nonperforming loans were $5,993,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $5,235,000 and $758,000, respectively.

Based on information that has become available subsequent to March 31, 2004, management has identified certain loans that are expected to be either wholly or partially charged off in the second quarter of 2004, resulting in charge-offs estimated to be in a range of $1,800,000 to $2,500,000. Although a portion of these loans had specific reserves included in the allowance for loan losses at March 31, 2004, it is expected that the provision for loan losses charged against income in the second quarter of 2004 will be higher than in the 2004 first quarter. Due to the utilization of specific reserves in recording these charge-offs, however, the allowance for loan losses, as a percentage of loans held for investment, may be at a lower level at June 30, 2004 than at March 31, 2004.

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

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.12% at March 31, 2004, 1.22% at March 31, 2003 and 1.14% at December 31, 2003. The allowance percentage has decreased from March 31, 2003 due to charge-offs of impaired loans which were specifically reserved.

Management believes the allowance for loan losses of $6,330,000 at March 31, 2004 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Corporation.

The following table presents an analysis of the changes in the allowance for loan losses.

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Balance at beginning of period	$6,172	$6,109
Charge-offs	230	214
Recoveries	163	24

Net loan charge-offs	67	190
Provision for loan losses	270	250
Allowance adjustment for loans sold	(45)	—

Balance at end of period	$6,330	$6,169

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

The level and mix of deposits has been specifically affected by the following factors. Reflecting new deposit products and extensive promotion efforts, noninterest-bearing demand deposits had the most significant growth of any component of deposits during the twelve-month period ended March 31, 2004, increasing $11,211,000 during that period and $1,978,000 during the first quarter of 2004. Interest-bearing demand deposits have had similarly strong growth, increasing $9,369,000 during the twelve-month period ended March 31, 2004 and $4,263,000 during the first quarter of 2004, although approximately $3,000,000 of these increases apparently resulted from a temporary balance fluctuation at March 31, 2004. Money market deposits and time deposits decreased $5,027,000 and $5,389,000, respectively, during the twelve-month period ended March 31, 2004, reflecting the effect of interest rate declines. Time deposits did increase $10,578,000 during the first quarter of 2004 due largely to the increase in time deposits obtained from governmental units, such deposits amounting to $58,879,000, $43,688,000 and $49,605,000 at March 31, 2004, March 31, 2003 and December 31, 2003, respectively.

Business Development Matters

As discussed in the “Overview” and in Note 3 to the Consolidated Financial Statements, the Corporation completed a merger on April 1, 2003 for the acquisition of Dover Mortgage Company, headquartered in Charlotte, North Carolina, in a transaction accounted for using the purchase method of accounting for business combinations.

In August 2003, First National Bank received regulatory approval for relocation of its existing branch offices in Laurinburg and Randleman, North Carolina. The new Laurinburg office is expected to open for business in June 2004, while construction of the new Randleman office is expected to be complete by the end of 2004. The Laurinburg office will replace a leased facility, while the Randleman office represents a move from an owned facility that is expected to be disposed of.

In January 2004, First National Bank received regulatory approval for establishment of a new branch office in Greensboro, North Carolina. A loan production office was initially opened in February 2004 with a full-service banking office to follow.

In March 2004, Rowan Bank opened a new loan production office in Concord, North Carolina.

In April 2004, Dover Mortgage Company opened a new mortgage production office in Carolina Beach, North Carolina.

Accounting Pronouncement Matters

In December 2003, the FASB issued revised Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132”), which, similar to original SFAS No. 132, revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. Revised SFAS No. 132 retains the disclosure requirements contained in original SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, which it replaces. Revised SFAS No. 132 requires additional disclosures to those in original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of original SFAS

No. 132 remain in place until the provisions of revised SFAS No. 132 are adopted. Certain provisions of revised SFAS No. 132 are effective for fiscal years ending after December 15, 2003 while others are effective for fiscal years ending after June 15, 2004. Additionally, certain provisions are effective for interim periods beginning after December 15, 2003. The Corporation has adopted the disclosure provisions specifically effective for fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003 and will adopt the remaining disclosure provisions as they become effective.

On March 9, 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (“SAB No. 105”). SAB No. 105 provides recognition guidance for entities that issue loan commitments that are required to be accounted for as derivative instruments. SAB No. 105 indicates that the expected future cash flows related to the associated servicing of the loan and any other internally-developed intangible assets should not be considered when recognizing a loan commitment at inception or through its life. SAB No. 105 also discusses disclosure requirements for loan commitments and is effective for loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The Corporation currently includes the associated servicing of the loan when recognizing loan commitments at inception and throughout its life and is currently evaluating the impact of applying the requirements of SAB No. 105. At this time, it is anticipated that the effect may be material to future financial statements.

Non-GAAP Measures

This Quarterly Report on Form 10-Q contains financial information determined by methods other than in accordance with generally accepted accounting principles (“GAAP”). The Corporation’s management uses these non-GAAP measures in their analysis of the Corporation’s performance. These non-GAAP measures exclude average goodwill from the calculations of return on average assets and return on average equity. Management believes presentations of financial measures excluding the impact of goodwill provide useful supplemental information that is essential to a proper understanding of the operating results of the Corporation’s core businesses. In addition, certain designated net interest income amounts are presented on a taxable equivalent basis. Management believes that the presentation of net interest income on a taxable equivalent basis aids in the comparability of net interest income arising from taxable and tax-exempt sources. These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

Cautionary Statement for Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as “believes”, “expects”, “plans”, “projects”, “goals”, “estimates”, “may”, “could”, “should”, or “anticipates” or the negative thereof or other variations thereon of comparable terminology, or by discussions of strategy that involve risks and uncertainties. In addition, from time to time, the Corporation or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Corporation with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Corporation. Forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Corporation wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect the Corporation’s actual results, causing actual results to differ materially from those in any forward-looking statement. These factors include: (i) expected cost savings from the Corporation’s acquisition described in the Overview may not materialize within the expected time frame, (ii) revenues following the acquisition may not meet expectations, (iii) costs or difficulties related to the integration of the business of the company acquired may be greater than anticipated, (iv) competitive pressure in the banking industry or in the Corporation’s markets may increase significantly, (v) changes in the interest rate environment may reduce margins, (vi) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration, (vii) changes may occur in banking legislation and regulation, (viii) changes may occur in general business conditions and (ix) changes may occur in the securities markets. Readers should also consider information on risks and uncertainties contained in the discussions of competition, supervision and regulation, and effect of governmental policies contained in the Corporation’s most recent Annual Report on Form 10-K.

Table 1

Average Balances and Net Interest Income Analysis

THREE MONTHS ENDED MARCH 31

	2004			2003			2004 Versus 2003
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Interest Variance due to (1)		Net Change
							Volume	Rate
	(Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets
Loans (2) (3)	$570,123	$8,005	5.67%	$508,270	$8,202	6.52%	$945	$(1,142)	$(197)
Investment securities (2):
Taxable income	87,583	991	4.53	122,426	1,692	5.53	(429)	(272)	(701)
Non-taxable income	49,351	694	5.62	28,662	522	7.29	312	(140)	172
Other earning assets	12,664	29	0.95	35,158	105	1.21	(57)	(19)	(76)

Total earning assets	719,721	9,719	5.44	694,516	10,521	6.10	771	(1,573)	(802)

Cash and due from banks	17,323			15,485
Goodwill	16,327			12,601
Other assets, net	36,454			31,817

Total Assets	$789,825			$754,419

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	$87,960	79	0.37	$81,289	122	0.61	9	(52)	(43)
Savings deposits	53,584	42	0.32	50,365	85	0.68	5	(48)	(43)
Money market deposits	72,677	160	0.89	73,539	264	1.46	(3)	(101)	(104)
Certificates and other time deposits	317,508	1,801	2.30	328,026	2,222	2.75	(69)	(352)	(421)
Retail repurchase agreements	15,455	26	0.67	17,959	54	1.23	(7)	(21)	(28)
Federal Home Loan Bank advances	59,273	587	4.02	53,380	576	4.37	60	(49)	11
Federal funds purchased	3,697	12	1.32	53	—	1.61	12	—	12
Other borrowed funds	21,154	143	2.74	11,000	98	3.61	74	(29)	45

Total interest-bearing liabilities	631,308	2,850	1.83	615,611	3,421	2.25	81	(652)	(571)

Noninterest-bearing demand deposits	69,392			58,621
Other liabilities	6,167			6,214
Shareholders' equity	82,958			73,973

Total Liabilities and Shareholders' Equity	$789,825			$754,419

Net Interest Income and Spread		$6,869	3.61%		$7,100	3.85%	$690	$(921)	$(231)

Net Yield on Earning Assets			3.84%			4.11%

(1)	The mix variance, not separately stated, has been proportionally allocated to the volume and rate variances based on their absolute dollar amount.

(2)	Interest income and yields related to certain investment securities and loans exempt from both federal and state income tax or from state income tax alone are stated on a fully taxable equivalent basis, assuming a 34% federal tax rate and applicable state tax rate, reduced by the nondeductible portion of interest expense.

(3)	Nonaccrual loans are included in the average loan balance. Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Management does not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis prepared and presented in conjunction with the Form 10-K Annual Report for the fiscal year ended December 31, 2003.

Item 4.	Controls and Procedures

As of March 31, 2004, the end of the period covered by this report, FNB Corp. carried out an evaluation under the supervision and with the participation of the company’s management, including FNB Corp.’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of FNB Corp.’s disclosure controls and procedures. In designing and evaluating the company’s disclosure controls and procedures, FNB Corp. and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and FNB Corp.’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by FNB Corp. in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. No significant changes in the company’s internal control over financial reporting occurred during the period ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, FNB Corp.’s internal control over financial reporting. FNB Corp. reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibits to this report are listed in the index to exhibits on pages 30, 31 and 32 of this report.

(b)	Reports on Form 8-K.

During the quarter ended March 31, 2004, the Corporation filed a Current Report on Form 8-K dated April 19, 2004, which furnished under Item 12 the Corporation’s earnings release for the quarter ended March 31, 2004. The information furnished in such report is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, is not incorporated into this Report on Form 10-Q and the Corporation does not intend to incorporate such report by reference into any filing made by the Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNB Corp. (Registrant)

Date: May 7, 2004	By:	/s/ Jerry A. Little

Jerry A. Little Treasurer and Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.10	Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed March 16, 1985.

3.11	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 10, 1988, incorporated herein by reference to Exhibit 19.10 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988.

3.12	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 12, 1998, incorporated herein by reference to Exhibit 3.12 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

3.13	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 23, 2003, incorporated herein by reference to Exhibit 3.13 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2003.

3.20	Amended and Restated Bylaws of the Registrant, effective March 18, 2004.

4	Specimen of Registrant’s Common Stock Certificate, incorporated herein by reference to Exhibit 4 to Amendment No. 1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed April 19, 1985.

10.10*	Form of Split Dollar Insurance Agreement dated as of November 1, 1987 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 19.20 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988.

10.11*	Form of Amendment to Split Dollar Insurance Agreement dated as of November 1, 1994 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.20*	Stock Compensation Plan as amended effective May 12, 1998, incorporated herein by reference to Exhibit 10.30 the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

Exhibit No.	Description of Exhibit

10.21*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.22*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.23*	FNB Corp. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-105442).

10.24*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

10.25*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003.

10.30*	Employment Agreement dated as of December 27, 1995 between First National Bank and Trust Company and Michael C. Miller, incorporated herein by reference to Exhibit 10.50 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1995.

10.31*	Carolina Fincorp, Inc. Stock Option Plan (assumed by the Registrant on April10, 2000), incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-54702).

10.32*	Employment Agreement dated as of April 10, 2000 between First National Bank and Trust Company and R. Larry Campbell, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2000.

10.33*	Nonqualified Supplemental Retirement Plan with R. Larry Campbell, incorporated herein by reference to Exhibit 10(c) to the Annual Report on Form 10-KSB of Carolina Fincorp, Inc. for the fiscal year ended June 30, 1997.

Exhibit No.	Description of Exhibit

10.34*	Employment Agreement dated as of August 1, 2002 between Rowan Savings Bank SSB, Inc. and Bruce D. Jones, incorporated herein by reference to Exhibit 10.34 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2002.

10.35*	Form of Change of Control Agreement between FNB Corp. and certain of its key employees and officers, incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003.

10.36*	Supplemental Income Agreement dated as of November 1, 1990 between Rowan Federal Savings and Loan Association and Bruce D. Jones.

31.10	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.11	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, or compensatory plan or arrangement.