Form 10-Q
period 2004-06-30
FNB CORP/NC
filed 2004-08-06
CIK 764811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

The registrant had 5,639,212 shares of $2.50 par value common stock outstanding at July 30, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FNB Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,		December 31, 2003
	2004	2003
	(in thousands, except share and per share data)
ASSETS
Cash and due from banks	$18,891	$22,940	$17,164
Interest-bearing bank balances	18,478	28,776	8,641
Federal funds sold	535	1,951	1,319
Investment securities:
Available for sale, at estimated fair value (amortized cost of $73,477, $88,374 and $77,971)	74,625	92,276	80,558
Held to maturity (estimated fair value of $53,233, $55,915 and $63,000)	54,934	55,150	63,701
Loans:
Loans held for sale	16,629	44,143	8,567
Loans held for investment	597,044	517,024	543,346
Less allowance for loan losses	(6,579)	(6,038)	(6,172)

Net loans	607,094	555,129	545,741

Premises and equipment, net	16,132	14,564	15,009
Goodwill	16,335	16,343	16,325
Other assets	26,213	21,653	24,787

Total Assets	$833,237	$808,782	$773,245

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$74,219	$66,933	$70,671
Interest-bearing deposits:
Demand, savings and money market deposits	219,934	212,368	215,846
Time deposits of $100,000 or more	134,182	108,943	118,199
Other time deposits	191,165	206,948	193,209

Total deposits	619,500	595,192	597,925
Retail repurchase agreements	18,228	20,057	14,816
Federal Home Loan Bank advances	75,024	53,345	53,303
Federal funds purchased	9,900	—	625
Other borrowed funds	23,144	52,027	17,977
Other liabilities	7,839	8,365	7,141

Total Liabilities	753,635	728,986	691,787

Shareholders’ equity:
Preferred stock - $10.00 par value; authorized 200,000 shares, none issued	—	—	—
Common stock - $2.50 par value; authorized 10,000,000 shares, issued shares - 5,636,512, 5,653,800 and 5,686,899	14,091	14,135	14,217
Surplus	11,267	11,609	12,478
Retained earnings	53,538	51,478	53,174
Accumulated other comprehensive income	706	2,574	1,589

Total Shareholders’ Equity	79,602	79,796	81,458

Total Liabilities and Shareholders’ Equity	$833,237	$808,782	$773,245

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2004	2003	2004	2003
	(in thousands, except share and per share data)
Interest Income
Interest and fees on loans	$8,338	$8,476	$16,311	$16,637
Interest and dividends on investment securities:
Taxable income	860	1,358	1,796	2,941
Non-taxable income	435	402	874	732
Other interest income	46	86	75	185

Total interest income	9,679	10,322	19,056	20,495

Interest Expense
Deposits	2,122	2,523	4,204	5,216
Retail repurchase agreements	33	48	59	102
Federal Home Loan Bank advances	638	582	1,225	1,158
Federal funds purchased	9	1	21	1
Other borrowed funds	166	388	309	486

Total interest expense	2,968	3,542	5,818	6,963

Net Interest Income	6,711	6,780	13,238	13,532
Provision for loan losses	2,780	830	3,050	1,080

Net Interest Income After Provision for Loan Losses	3,931	5,950	10,188	12,452

Noninterest Income
Mortgage loan sales	580	3,197	1,888	3,875
Service charges on deposit accounts	1,356	1,239	2,592	2,425
Trust and investment services	341	516	820	709
Cardholder and merchant services income	273	226	508	416
Other service charges, commissions and fees	196	123	382	426
Bank owned life insurance	153	148	309	296
Other income	35	3	35	68

Total noninterest income	2,934	5,452	6,534	8,215

Noninterest Expense
Personnel expense	3,949	4,464	8,125	7,818
Net occupancy expense	394	365	787	699
Furniture and equipment expense	471	551	948	1,051
Data processing services	312	269	595	759
Other expense	1,928	1,792	3,696	3,127

Total noninterest expense	7,054	7,441	14,151	13,454

Income (Loss) Before Income Taxes	(189)	3,961	2,571	7,213
Income taxes (benefit)	(305)	1,281	503	2,271

Net Income	$116	$2,680	$2,068	$4,942

Net income per common share:
Basic	$.02	$.48	$.36	$.89
Diluted	.02	.45	.35	.85

Weighted average number of shares outstanding:
Basic	5,704,276	5,626,471	5,704,939	5,536,964
Diluted	5,867,105	5,929,445	5,885,502	5,819,524

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Six Months Ended June 30, 2004 and June 30, 2003 (unaudited)

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands, except share and per share data)
Balance, December 31, 2002	5,416,731	$13,542	$8,823	$48,095	$2,630	$73,090
Comprehensive income:
Net income	—	—	—	4,942	—	4,942
Other comprehensive income:
Unrealized securities losses, net of income tax benefit of $27	—	—	—	—	(56)	(56)

Total comprehensive income	—	—	—	—	—	4,886

Cash dividends declared, $.28 per share	—	—	—	(1,559)	—	(1,559)
Common stock issued through:
Stock option plan	120,421	302	614	—	—	916
Merger acquisition of subsidiary company	126,140	315	2,344	—	—	2,659
Common stock reacquired through:
Exchange related to issuance of option stock	(9,492)	(24)	(172)	—	—	(196)

Balance, June 30, 2003	5,653,800	$14,135	$11,609	$51,478	$2,574	$79,796

Balance, December 31, 2003	5,686,899	$14,217	$12,478	$53,174	$1,589	$81,458
Comprehensive income:
Net income	—	—	—	2,068	—	2,068
Other comprehensive income:
Unrealized securities losses, net of income tax benefit of $556	—	—	—	—	(883)	(883)

Total comprehensive income	—	—	—	—	—	1,185

Cash dividends declared, $.30 per share	—	—	—	(1,704)	—	(1,704)
Common stock issued through:
Stock option plan	44,313	111	371	—	—	482
Common stock repurchased	(94,700)	(237)	(1,582)	—	—	(1,819)

Balance, June 30, 2004	5,636,512	$14,091	$11,267	$53,538	$706	$79,602

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, (unaudited)
	2004	2003
	(in thousands)
Operating Activities:
Net income	$2,068	$4,942
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization of premises and equipment	806	885
Provision for loan losses	3,050	1,080
Deferred income tax benefit	(257)	(185)
Deferred loan fees and costs, net	194	55
Premium amortization and discount accretion of investment securities, net	320	269
Amortization of intangibles	30	37
Net decrease (increase) in loans held for sale	4,473	(1,763)
Decrease in other assets	807	177
Decrease in other liabilities	(102)	(969)

Net Cash Provided by Operating Activities	11,389	4,528

Investing Activities:
Available-for-sale securities:
Proceeds from maturities and calls	19,579	38,726
Purchases	(15,198)	(2,622)
Held-to-maturity securities:
Proceeds from maturities and calls	8,716	16,001
Purchases	(169)	(46,544)
Net increase in loans held for investment	(70,221)	(19,447)
Purchases of premises and equipment	(1,884)	(1,289)
Net cash paid in merger acquisition of subsidiary mortgage company	—	(436)
Other, net	301	279

Net Cash Used in Investing Activities	(58,876)	(15,332)

Financing Activities:
Net increase in deposits	21,575	3,093
Increase in retail repurchase agreements	3,412	2,630
Increase in Federal Home Loan Bank advances	22,000	—
Increase in federal funds purchased	9,275	—
Increase in other borrowed funds	5,167	2,080
Common stock issued	482	720
Common stock repurchased	(1,819)	—
Cash dividends paid	(1,825)	(1,634)

Net Cash Provided by Financing Activities	58,267	6,889

Net Increase (Decrease) in Cash and Cash Equivalents	10,780	(3,915)
Cash and cash equivalents at beginning of period	27,124	57,582

Cash and Cash Equivalents at End of Period	$37,904	$53,667

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,895	$7,035
Income taxes	687	2,379
Noncash transactions:
Loans held for investment transferred to loans held for sale	12,535	—
Foreclosed loans transferred to other real estate	734	478
Cashless exercise of stock options	—	196
Unrealized securities gains (losses), net of income taxes	(883)	(56)
Merger acquisition of subsidiary mortgage company:
Fair value of assets acquired	—	47,001
Fair value of common stock issued	—	2,659
Cash paid	—	2,908

Liabilities assumed	—	41,434

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Operating results for the three and six month periods ended March 31 and June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

The organization and business of FNB Corp., accounting policies followed by the Corporation and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Corporation’s 2003 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

For comparative purposes, certain income statement amounts for 2003 have been restated to conform with the presentation in 2004.

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

Pursuant to the terms of the merger, 50% of the outstanding shares of Dover common stock were converted into FNB Corp. common stock and the remaining 50% were converted into cash. The aggregate purchase price was $5,567,000, consisting of $2,908,000 of cash payments and 126,140 shares of FNB Corp. common stock valued at $2,659,000. Subject to a maximum total payment, Dover shareholders will be entitled to additional cash consideration over the four-year period following closing, based on a percentage of Dover’s pretax net income during that four-year period. Any additional cash consideration paid to Dover shareholders will be recorded as an adjustment to goodwill. During the six-month period ended June 30, 2004, additional cash consideration of $10,000 was paid to Dover shareholders and recorded as an adjustment of goodwill.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic EPS denominator – Weighted average number of common shares outstanding	5,704,276	5,626,471	5,704,939	5,536,964
Dilutive share effect arising from assumed exercise of stock options	162,829	302,974	180,563	282,560

Diluted EPS denominator	5,867,105	5,929,445	5,885,502	5,819,524

For the three months ended June 30, 2004 and 2003, there were 169,692 and 2,500 stock options, respectively, that were antidilutive since the exercise price exceeded the average market price, and for the six months ended June 30, 2004 and 2003, there were 170,758 and 2,500 stock options, respectively, that were antidilutive. These common stock equivalents were omitted from the calculations of diluted EPS for their respective periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income, as reported	$116	$2,680	$2,068	$4,942
Less: Stock-based compensation cost determined under fair value method, net of related tax effects	83	84	171	169

Net income, pro forma	$33	$2,596	$1,897	$4,773

Net income per share:
Basic:
As reported	$.02	$.48	$.36	$.89
Pro forma	.01	.46	.33	.86
Diluted:
As reported	.02	.45	.35	.85
Pro forma	.01	.44	.32	.82

6.	Loans

Loans as presented are reduced by net deferred loan fees of $955,000, $836,000 and $761,000 at June 30, 2004, June 30, 2003 and December 31, 2003, respectively.

7.	Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(in thousands)
Balance at beginning of period	$6,330	$6,169	$6,172	$6,109
Charge-offs	2,574	996	2,804	1,210
Recoveries	43	35	206	59

Net loan charge-offs	2,531	961	2,598	1,151
Provision for loan losses	2,780	830	3,050	1,080
Allowance adjustment for loans sold	—	—	(45)	—

Balance at end of period	$6,579	$6,038	$6,579	$6,038

8.	Supplementary Income Statement Information

Significant components of other expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(in thousands)
Advertising and marketing	$186	$139	$372	$257
Stationery, printing and supplies	171	213	351	367
Communications	132	127	289	210

9.	Postretirement Employee Benefit Plans

Information concerning the net periodic cost of the Corporation’s postretirement benefit plans is as follows:

	Three Months Ended June 30, 2004
	Pension Plan	Supplemental Executive Retirement Plan	Other Postretirement Defined Benefit Plans
	(in thousands)
Service cost	$144	$15	$15
Interest cost	145	16	19
Expected return on plan assets	(156)	—	—
Amortization of prior service cost	27	11	2
Amortization of transition obligation	—	—	5
Recognized net actuarial loss	40	5	1

Net periodic postretirement benefit cost	$200	$47	$42

	Six Months Ended June 30, 2004
	Pension Plan	Supplemental Executive Retirement Plan	Other Postretirement Defined Benefit Plans
	(in thousands)
Service cost	$288	$30	$30
Interest cost	290	33	38
Expected return on plan assets	(312)	—	—
Amortization of prior service cost	54	23	4
Amortization of transition obligation	—	—	10
Recognized net actuarial loss	80	9	3

Net periodic postretirement benefit cost	$400	$95	$85

As previously disclosed in its consolidated financial statements for the year ended December 31, 2003, the Corporation expects to contribute $600,000 to its pension plan in 2004. As of June 30, 2004, no contribution has been made. The other postretirement benefit plans are unfunded plans, and there are no cash contribution requirements except for the direct payment of benefits.

10.	Derivatives and Financial Instruments

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

In connection with its asset/liability management objectives, the Corporation entered into an interest rate swap on a $7,000,000 Federal Home Loan Bank (FHLB) advance during the three months ended June 30, 2004 that converts the fixed rate cash flow exposure on the FHLB advance to a variable rate cash flow. As structured, the pay-variable, receive-fixed swap is evaluated as being a fair value hedge with no ineffectiveness; and, consequently, the difference in cash flows in each period between the variable rate interest payments that the Corporation makes and the fixed rate interest payments received is currently reported in earnings.

For the three and six months ended June 30, 2004, the interest rate swap resulted in net reductions of $38,000 and $49,000, respectively, in the interest expense that would otherwise have been reported for the FHLB advance. The fair value of the swap at June 30, 2004 was recorded on the consolidated balance sheet as a liability in the amount of $237,000, offset by a valuation adjustment in the same amount to the FHLB advance.

The Corporation has also identified the following derivative instruments which were recorded on the consolidated balance sheet at June 30, 2004: commitments to originate fixed rate residential mortgage loans and forward sales commitments.

Dover Mortgage Company originates certain fixed rate residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a fixed rate residential mortgage loan with a potential borrower and the time the closed loan is sold, the Corporation is subject to variability in market prices related to these commitments. The Corporation believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate fixed rate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate fixed rate residential mortgage loans totaled $19,827,000 at June 30, 2004. The related forward sales commitments totaled $19,827,000 at June 30, 2004. The fair value of these commitments was recorded as a net asset of $12,000 at June 30, 2004. Loans held for sale by Dover Mortgage Company totaled $13,263,000 at June 30, 2004. The related forward sales commitments totaled $13,263,000 at June 30, 2004. The fair value of these commitments was recorded as a net liability of $31,000 at June 30, 2004.

The subsidiary banks had loans held for sale of $3,366,000 at June 30, 2004. Binding commitments of the subsidiary banks for the origination of mortgage loans intended to be held for sale at June 30, 2004 were not material.

11.	Recently Adopted Accounting Pronouncement

On March 9, 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (“SAB No. 105”). SAB No.

105 provides recognition guidance for entities that issue loan commitments that are required to be accounted for as derivative instruments. SAB No. 105 indicates that the expected future cash flows related to the associated servicing of the loan and any other internally developed intangible assets should not be considered when recognizing a loan commitment at inception or through its life. SAB No. 105 also discusses disclosure requirements for loan commitments and is effective for loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The Corporation adopted the provisions of SAB No. 105 effective April 1, 2004, resulting in a change in its accounting for loan commitments issued by Dover Mortgage Company. The application of SAB No. 105 creates a timing difference in the recognition of certain income recorded as income from mortgage loan sales, deferring the recognition from the current accounting period to a subsequent period. The effect of adoption of SAB No. 105 on the results of operations for the three and six months ended June 30, 2004 was a $356,000 reduction in Dover’s income from mortgage loan sales.

12.	Business Segment Information

Prior to the acquisition of Dover Mortgage Company on April 1, 2003, the chief operating decision maker had reviewed the results of operations of the Corporation and its subsidiaries as a single enterprise. There are now considered to be two principal business segments: the full-service subsidiary banks, First National Bank and Rowan Bank, and the mortgage banking subsidiary, Dover Mortgage Company. Dover originates, underwrites and closes loans for sale into the secondary market. Financial performance for each segment is detailed in the following tables. Included in the “Other” column are amounts for other corporate activities and eliminations of intersegment transactions.

	Three Months Ended June 30, 2004
	Full-Service Subsidiary Banks	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$9,515	$164	$—	$9,679
Interest expense	2,802	78	88	2,968

Net interest income	6,713	86	(88)	6,711
Provision for loan losses	2,780	—	—	2,780

Net interest income after provision for loan losses	3,933	86	(88)	3,931
Noninterest income	2,532	454	(52)	2,934
Noninterest expense	6,183	886	(15)	7,054

Income (loss) before income taxes	282	(346)	(125)	(189)
Income taxes (benefit)	(133)	(130)	(42)	(305)

Net income (loss)	$415	$(216)	$(83)	$116

Total assets	$813,390	$19,681	$166	$833,237
Net loans	593,831	13,263	—	607,094
Goodwill	12,583	3,752	—	16,335

	Three Months Ended June 30, 2003
	Full-Service Subsidiary Banks	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$9,811	$511	$—	$10,322
Interest expense	3,154	289	99	3,542

Net interest income	6,657	222	(99)	6,780
Provision for loan losses	830	—	—	830

Net interest income after provision for loan losses	5,827	222	(99)	5,950
Noninterest income	3,160	2,438	(146)	5,452
Noninterest expense	5,940	1,616	(115)	7,441

Income (loss) before income taxes	3,047	1,044	(130)	3,961
Income taxes (benefit)	922	403	(44)	1,281

Net income (loss)	$2,125	$641	$(86)	$2,680

Total assets	$759,148	$49,495	$139	$808,782
Net loans	513,617	41,512	—	555,129
Goodwill	12,601	3,742	—	16,343

	Six Months Ended June 30, 2004
	Full-Service Subsidiary Banks	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$18,765	$291	$—	$19,056
Interest expense	5,509	132	177	5,818

Net interest income	13,256	159	(177)	13,238
Provision for loan losses	3,050	—	—	3,050

Net interest income after provision for loan losses	10,206	159	(177)	10,188
Noninterest income	5,282	1,359	(107)	6,534
Noninterest expense	12,432	1,747	(28)	14,151

Income (loss) before income taxes	3,056	(229)	(256)	2,571
Income taxes (benefit)	672	(83)	(86)	503

Net income (loss)	$2,384	$(146)	$(170)	$2,068

Total assets	$813,390	$19,681	$166	$833,237
Net loans	593,831	13,263	—	607,094
Goodwill	12,583	3,752	—	16,335

	Six Months Ended June 30, 2003
	Full-Service Subsidiary Banks	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$20,002	$511	$(18)	$20,495
Interest expense	6,479	289	195	6,963

Net interest income	13,523	222	(213)	13,532
Provision for loan losses	1,080	—	—	1,080

Net interest income after provision for loan losses	12,443	222	(213)	12,452
Noninterest income	5,920	2,438	(143)	8,215
Noninterest expense	11,913	1,616	(75)	13,454

Income (loss) before income taxes	6,450	1,044	(281)	7,213
Income taxes (benefit)	1,963	403	(95)	2,271

Net income (loss)	$4,487	$641	$(186)	$4,942

Total assets	$759,148	$49,495	$139	$808,782
Net loans	513,617	41,512	—	555,129
Goodwill	12,601	3,742	—	16,343

13.	Comprehensive Income

For the three months ended June 30, 2004 and 2003, total comprehensive income (loss), consisting of net income and unrealized securities gains and losses, net of taxes, was $(977,000) and $2,979,000, respectively.

For the six months ended June 30, 2004 and 2003, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $1,185,000 and $4,886,000, respectively.

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

Merger Acquisition of Dover Mortgage Company in 2003

On April 1, 2003, the Corporation completed a merger for the acquisition of Dover Mortgage Company (“Dover”), headquartered in Charlotte, North Carolina. Operating as a separate subsidiary of FNB Corp., Dover originates, underwrites and closes mortgage loans for sale into the secondary market. Mortgage production is sold on a service-released basis to a number of national lenders who in turn service the loans. At the date of the merger, Dover operated six offices and, based on estimated fair values, had $47,001,000 in total assets and $5,823,000 in shareholders’ equity. Pursuant to the terms of the merger, 50% of the outstanding shares of Dover common stock were converted into FNB Corp. common stock and the remaining 50% were converted into cash. The aggregate purchase price was $5,567,000, consisting of $2,908,000 of cash payments and 126,140 shares of FNB Corp. common stock valued at $2,659,000. Subject to a maximum total payment, Dover shareholders will be entitled to additional cash consideration over the four-year period following closing, based on a percentage of Dover’s pretax net income during that four-year period. Any additional cash consideration paid to Dover shareholders will be recorded as an adjustment to goodwill. During the six-month period ended June 30, 2004, additional cash consideration of $10,000 was paid to Dover shareholders and recorded as an adjustment of goodwill. The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Dover were recorded based on a preliminary estimate of fair values as of April 1, 2003, subject to possible adjustment during the one-year period from that date. There were no adjustments to the estimate of fair values during that one-year period. The consolidated financial statements include the results of operations of Dover since April 1, 2003.

Primary Financial Data for 2004

The Corporation’s earnings declined sharply in the three and six months ended June 30, 2004, affected by the significant factors discussed below. Earnings were $116,000 for the second quarter of 2004 and $2,068,000 for the first six months of 2004, decreases from the same periods of 2003 of 95.7% and 58.2%, respectively. Basic earnings per share for the second quarter decreased from $.48 to $.02 and diluted earnings per share decreased from $.45 to $.02. For the first six months of 2004, basic earnings per share decreased from $.89 to $.36 and diluted earnings per share decreased from $.85 to $.35. As noted above, Dover Mortgage Company was acquired as a subsidiary through merger effective April 1, 2003, impacting income and the calculation of earnings per share since the acquisition date and also the comparability of operating results on a year-to-date basis between 2004 and 2003 (see Note 13 to the Consolidated Financial Statements). Total assets were $833,237,000 at June 30, 2004, up 3.0% from June 30, 2003 and 7.8% from December 31, 2003. Loans amounted to $613,673,000 at June 30, 2004, increasing 9.4% from June 30, 2003 and 11.2% from December 31, 2003. Total deposits were up 4.1% from June 30, 2003 and 3.6% from December 31, 2003, amounting to $619,500,000 at June 30, 2004. A significant portion of the asset growth in the first six months of 2004 was funded by advances totaling $22,000,000 from the Federal Home Loan Bank that were obtained primarily to help fund loan growth. Loans were impacted during that period by the sale of $12,535,000 of 1-4 family residential mortgage loans previously classified as held for investment as discussed in “Significant Factors Affecting Earnings in 2004”.

Significant Factors Affecting Earnings in 2004

Earnings were negatively impacted in the second quarter and first six months of 2004 by increases in the provision for loan losses of $1,950,000 and $1,970,000, respectively. As previously reported by management in the Form 10-Q Quarterly Report for the quarter ended March 31, 2004, certain loans were identified subsequent to March 31, 2004 that were expected to be either wholly or partially charged off in the second quarter of 2004, resulting in charge-offs in an estimated range up to $2,500,000. Actual charge-offs in the 2004 second quarter amounted to $2,574,000. The determination of the second quarter provision for loan losses took into account the actual charge-offs, the significant growth in loans held for investment during the second quarter, amounting to $31,521,000, and the level of nonperforming loans, which increased to $7,026,000 at June 30, 2004 compared to $5,725,000 at March 31, 2004. Although the level of nonperforming loans was initially reduced during the 2004 second quarter by the charge-offs recorded, other loans totaling approximately $3,600,000 were evaluated as nonperforming during that period and moved to a nonaccrual status.

On March 9, 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (“SAB No. 105”). SAB No. 105 provides recognition guidance for entities that issue loan commitments that are required to be accounted for as derivative instruments. SAB No. 105 indicates that the expected future cash flows related to the associated servicing of the loan and any other internally developed intangible assets should not be considered when recognizing a loan commitment at inception or through its life. SAB No. 105 also discusses disclosure requirements for loan commitments and is effective for loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The Corporation adopted the provisions of SAB No. 105 effective April 1, 2004, resulting in a change in its accounting for loan commitments issued by Dover Mortgage Company. The application of SAB No. 105 creates a timing difference in the recognition of certain income recorded as income from mortgage loan sales, deferring recognition from the current accounting period to a subsequent period. The effect of adoption of SAB No. 105 on the results of operations for the three and six months ended June 30, 2004 was a $356,000 reduction in Dover’s income from mortgage loan sales.

The comparison of income from mortgage loan sales on a year-to-date basis in 2004 to 2003 has been affected by the acquisition of Dover Mortgage Company on April 1, 2003. In addition, income from mortgage loan sales has been negatively impacted in 2004 by the increase in long-term conforming mortgage rates from the historical lows that prevailed through most of 2003 and especially by the resulting slowdown in mortgage refinancing activity. Compared to 2003, income from mortgage loan sales, including the impact of adoption of SAB No. 105 as discussed above, declined $2,617,000 in the 2004 second quarter and $1,987,000 in the first six months of 2004. The effect of this decline was offset somewhat by the reduction in compensation and other expenses related to the mortgage operations. Income from mortgage loan sales further benefited in the first quarter of 2004 as a result of the $233,000 in income from the sale of 1-4 family residential mortgage loans totaling $12,535,000 that were previously classified as loans held for investment at December 31, 2003 but transferred to loans held for sale in the 2004 first quarter.

Net interest income has not increased in proportion to the increase in earning assets in 2004 compared to 2003, reflecting the continuing effect of the historically low level of interest rates. The net interest margin, as a percentage of earning assets, decreased 20 basis points from 3.98% in the first six months of 2003 to 3.78% in the same period of 2004 and decreased 13 basis points from 3.87% to 3.74% in comparing second quarter periods.

Critical Accounting Policies

The Corporation’s significant accounting policies are set forth in Note 1 to the Consolidated Financial Statements contained in the Form 10-K Annual Report for the fiscal year ended December 31, 2003. Of these significant accounting policies, the Corporation considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management’s most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Corporation has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation’s assessments may be impacted in future periods by changes in economic conditions, the results of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation’s allowance for loan losses and related matters, see “Asset Quality”.

Earnings Review

The Corporation’s net income decreased $2,564,000 or 95.7% in the second quarter of 2004 compared to the same period of 2003 and decreased $2,874,000 in comparing six-month periods. In general, earnings were impacted most significantly in the second quarter of 2004 by a $1,950,000 increase in the provision for loan losses and by a $2,518,000 decrease in noninterest income. Similarly, earnings for first six months of 2004 were impacted by a $1,970,000 increase in the provision for loan losses and by a $1,681,000 decrease in noninterest income. Certain factors specifically affecting the elements of income and expense were discussed above in “Significant Factors Affecting Earnings in 2004”.

On an annualized basis, return on average assets decreased from 1.27% in the first six months of 2003 to .51% in the first six months of 2004. Return on average shareholders’ equity decreased from 12.90% to 4.98% in comparing the same periods. In the first six months of 2004, return on tangible assets and equity (calculated by deducting average goodwill from average assets and from average equity) amounted to .52% and 6.21%, respectively.

Net Interest Income

Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

Net interest income was $13,238,000 in the first six months of 2004 compared to $13,532,000 in the same period of 2003. This decrease of $294,000 or 2.2% resulted primarily from a decline in the net yield on earning assets, or net interest margin, from 3.98% in the first six months of 2003 to 3.78% in the same period of 2004, the effect of which was partially offset by a 2.9% increase in the level of average earning assets. In comparing second periods, net interest income decreased $69,000 or 1.00% reflecting a decrease in the net interest margin from 3.87% to 3.74%, the effect of which was significantly offset by a 2.2% increase in average earning assets. On a taxable equivalent basis, the decrease in net interest income in the first six months and second quarter of 2004 were $323,000 and $92,000, respectively, reflecting changes in the relative mix of taxable and non-taxable earning assets in each period.

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

Following the significant declines in 2001, interest rates have tended to stabilize in a generally low-rate environment for rates both earned and paid by the Corporation. After reductions in the prime rate totaling 4.75% in 2001, there were additional rate cuts of .50% in November 2002 and ..25% in June 2003, resulting in the prime rate of 4.00% that was effective through June 30, 2004. Due to concern about increasing inflationary pressures, the Federal Reserve took action to raise the level of interest rates at the end of June 2004, causing the prime rate to increase to 4.25% in July 2004. The prime rate averaged 6.99% in 2001, falling to 4.67% in 2002 and 4.12% in 2003.

The Corporation’s net interest margin and net interest spread were negatively impacted in 2003 due in part to the prime rate reductions in November 2002 and June 2003 but also because of the cumulative effect of the reductions in yields on fixed rate earning assets over an extended period. While there has been some continuing erosion of the margin and spread in the first six months of 2004, the prime rate increase in July 2004 should have a positive effect on the yields of earning assets starting in the 2004 third quarter.

The prime rate averaged 4.00% in the first six months of 2004 compared to 4.24% in the first six months of 2003. The prime rate averaged 4.00% in the second quarter of 2004 compared to 4.23% in the second quarter of 2003.The net interest spread, in comparing six-month periods, declined by 18 basis points from 3.73% in 2003 to 3.55% in 2004, reflecting the effect of a decrease in the average total yield on earning assets that more than offset the decrease in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets decreased by 58 basis points from 5.94% in 2003 to 5.36% in 2004, while the cost of funds decreased by 40 basis points from 2.21% to 1.81%. In comparing second quarter periods, the net interest spread decreased by 12 basis points from 3.63% to 3.51%, as the yield on earning assets decreased by 48 basis points while the cost of funds decreased by 36 basis points.

Provision for Loan Losses

This provision is the charge against earnings to provide an allowance or reserve for probable losses inherent in the loan portfolio. The amount of each period’s charge is affected by several considerations including management’s evaluation of various risk factors in determining the adequacy of the allowance (see “Asset Quality”), actual loan loss experience and loan portfolio growth. Earnings were negatively impacted in the second quarter and first six months of 2004 by increases in the provision for loan losses of $1,950,000 and $1,970,000, respectively. As previously reported by management in the Form 10-Q Quarterly Report for the quarter ended March 31, 2004, certain loans were identified subsequent to March 31, 2004 that were expected to be either wholly or partially charged off in the second quarter of 2004, resulting in charge-offs in an estimated range up to $2,500,000. Actual charge-offs in the 2004 second quarter amounted to $2,574,000. The determination of the second quarter provision for loan losses took into account the actual charge-offs, the significant growth in loans held for investment during the second quarter, amounting to $31,521,000, and the level of nonperforming loans, which increased to $7,026,000 at June 30, 2004 compared to $5,725,000 at March 31, 2004. Although the level of nonperforming loans was initially reduced during the 2004 second quarter by the charge-offs recorded, other loans totaling approximately $3,600,000 were evaluated as nonperforming during that period and moved to a nonaccrual status.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.10% at June 30, 2004, 1.17% at June 30, 2003 and 1.14% at December 31, 2003. The allowance percentage has decreased from June 30, 2003 due to charge-offs of impaired loans which were specifically reserved.

Noninterest Income

Noninterest income for the first six months and second quarter of 2004 decreased $1,681,000 or 20.4% and $2,581,000 or 46.2%, respectively, compared to the same periods in 2003, due primarily to declines of $1,987,000 and $2,617,000, respectively, in income from mortgage loan sales as discussed above in “Significant Factors Affecting Earnings in 2004”.

Noninterest Expense

Noninterest expense was $697,000 or 5.2% higher in the first six months of 2004 compared to the same period of 2003, due primarily to the effect of the acquisition of Dover Mortgage Company on April 1, 2003 on this comparison. While the 2003 first quarter did not contain any noninterest expense attributable to Dover, such expense in the 2004 first quarter amounted to $861,000. In comparing second quarter periods, which were comparable with respect to the inclusion of Dover operations, noninterest expense was lower by $387,000 or 5.2%, due primarily to the reduction in mortgage loan sales activity as discussed above in “Significant Factors Affecting Earnings in 2004” and the effect of that reduction on compensation and other expenses related to the mortgage operations. Exclusive of the impact of the mortgage operations, the general level of personnel expense was affected in 2004 by increased staffing requirements, by normal salary adjustments and by higher costs of fringe benefits. The cost of data processing services was higher in the first six months of 2003 because of the outside data processing services employed by Rowan Bank until the conversion to an in-house system in March 2003, with the conversion project separately resulting in $140,000 in expenses. Other expense has been affected in 2004 by higher levels of advertising and marketing expenditures, by higher communications expenses and by increased expenses related to credit administration and foreclosed properties.

Income Taxes

The effective income tax rate decreased from 31.5% in the first six months of 2003 to 19.6% in the same period of 2004 due principally to the significant decrease in the ratio of taxable to non-taxable income.

Liquidity

Liquidity for the subsidiary banks refers to their continuing ability to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to the Parent Company for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from five major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold, (c) lines for the purchase of federal funds from other banks, (d) the lines of credit established at the Federal Home Loan Bank, less existing advances against those lines, and (e) the investment securities portfolio. All debt securities are of investment grade quality and, if the need arises, can be promptly liquidated on the open market or pledged as collateral for short-term borrowing.

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

Commitments, Contingencies and Off-Balance Sheet Risk

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at June 30, 2004 are discussed below.

Commitments of the subsidiary banks to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At June 30, 2004, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $173,759,000. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

The subsidiary banks issue standby letters of credit whereby the subsidiary bank guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to standby letters of credit was $6,214,000 at June 30, 2004 and $6,222,000 at June 30, 2003. Due to insignificance, the Corporation has recorded no liability at June 30, 2004 for the current carrying amount of the obligation to perform as a guarantor.

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

For the three and six months ended June 30, 2004, the interest rate swap resulted in net reductions of $38,000 and $49,000, respectively, in the interest expense that would otherwise have been reported for the FHLB advance. The fair value of the swap at June 30, 2004 was recorded on the consolidated balance sheet as a liability in the amount of $237,000, offset by a valuation adjustment in the same amount to the FHLB advance.

Dover Mortgage Company originates certain fixed rate residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a fixed rate residential mortgage loan with a potential borrower and the time the closed loan is sold, the Corporation is subject to variability in market prices related to these commitments. The Corporation believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate fixed rate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate fixed rate residential mortgage loans totaled $19,827,000 at June 30, 2004. The related forward sales commitments totaled $19,827,000 at June 30, 2004. The fair value of these commitments was recorded as a net asset of $12,000 at June 30, 2004. Loans held for sale by Dover Mortgage Company totaled $13,263,000 at June 30, 2004. The related forward sales commitments totaled $13,263,000 at June 30, 2004. The fair value of these commitments was recorded as a net liability of $31,000 at June 30, 2004.

The subsidiary banks had loans held for sale of $3,366,000 at June 30, 2004. Binding commitments of the subsidiary banks for the origination of mortgage loans intended to be held for sale at June 30, 2004 were not material.

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

The Corporation’s balance sheet was asset-sensitive at June 30, 2004. An asset-sensitive position means that, for cumulative gap measurement periods of one year or less, there are more assets than liabilities subject to immediate repricing as market rates change. Because immediately rate sensitive assets exceed rate sensitive interest-bearing liabilities, the earnings position could improve in a rising rate environment and could deteriorate in a declining rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

Capital Adequacy

Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders’ equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution’s ongoing trading activities. At June 30, 2004, FNB Corp. and each of the subsidiary banks were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital. Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%. At June 30, 2004, FNB Corp. had a total capital ratio of 10.51% and a Tier 1 capital ratio of 9.51%. First National Bank and Rowan Bank had total capital ratios of 12.00% and 10.76%, respectively, and Tier 1 capital ratios of 11.00% and 9.64%, respectively.

The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At June 30, 2004, FNB Corp. had a leverage capital ratio of 7.74%. First National Bank and Rowan Bank had leverage capital ratios of 9.16% and 7.45%, respectively.

First National Bank and Rowan Bank are also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, a bank must have a minimum ratio for total capital of 10.00%, for Tier 1 capital of 6.00%

and for leverage capital of 5.00%. As noted above, both First National Bank and Rowan Bank met all of those ratio requirements at June 30, 2004 and, accordingly, are well-capitalized under the regulatory framework for prompt corrective action.

Balance Sheet Review

Total assets at June 30, 2004 were $24,455,000 or 3.0% higher than at June 30, 2003 and were $59,992,000 or 7.8% higher than at December 31, 2003. By similar comparison, deposits were ahead by $24,308,000 or 4.1% and $21,575,000 or 3.6%. The level of total assets is directly affected by the level of loans held for sale which are largely supported by borrowings obtained strictly for this purpose. At June 30, 2003, loans held for sale amounted to $44,143,000 compared to $8,567,000 at December 31, 2003, $14,636,000 at March 31, 2004 and $16,629,000 at June 30, 2004. Consequently, the growth in assets exclusive of loans held for sale was significantly higher at June 30, 2004 compared to June 30, 2003 than the amount indicated by the comparison of total assets noted above. The level of total assets was also affected at June 30, 2004 compared to both June 30, 2003 and December 31, 2003 by additional advances totaling $22,000,000 from the Federal Home Loan Bank that were obtained primarily to help fund loan growth. Affected by the acquisition of Dover Mortgage Company on April 1, 2003 as discussed in the “Overview”, average assets increased 3.4% in the first six months of 2004 compared to the same period in 2003, while average deposits increased 2.8%, the second quarter increases being 2.2% and 4.1%, respectively.

Investment Securities

Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. In general, because of loan funding needs, proceeds from investment maturities and calls were diverted to this purpose, leading to a reduction in the level of investment securities at June 30, 2004 of $17,867,000 or 12.1% compared to June 30, 2003 and $14,700,000 or 10.2% compared to December 31, 2003 Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

Loans

The Corporation’s primary source of revenue and largest component of earning assets is the loan portfolio. In total, loans increased $52,506,000 or 9.4% during the twelve-month period ended June 30, 2004. As noted above in the “Balance Sheet Review”, the level of loans held for sale can significantly impact the comparison of total assets from period to period and hence the comparison of total loans. As further noted, there was a relatively high level of loans held for sale at June 30, 2003 compared to subsequent periods. Consequently, loans held for investment, excluding loans held for sale, grew by the much greater amount of $80,020,000 or 15.5% during the twelve-month period ended June 30, 2004. The increase in total loans during the first six months of 2004, which was affected by the sale in the first quarter of 2004 of loans totaling $12,535,000 previously classified as held for investment as discussed above in “Significant Factors Affecting Earnings in 2004”, was $61,760,000 or 11.2%. Affected by the acquisition of Dover Mortgage Company on April 1, 2003 as discussed in the “Overview”, average loans were $52,467,000 or 9.8% higher in the first six months of 2004 than in the same period of 2003 and were $43,363,000 or 7.8% higher in the second quarter comparison. The ratio of average loans to average deposits, in comparing six-month periods, increased from 90.0% in 2003 to 96.1% in 2004. The ratio of loans to deposits at June 30, 2004 was 99.1%.

While the level of the entire loan portfolio has been adversely affected for an extended period by the general slowdown in the economy, the portfolios related to construction loans and commercial and other real estate loans experienced significant gains during both the twelve-month period ended June 30, 2004 and the first six months of 2004. The balance of the 1-4 family residential mortgage loan portfolio, exclusive of the initial impact of the Dover Mortgage Company acquisition, continued to be affected during the twelve-month period ended June 30, 2004 by the high level of refinancing activity that commenced in 2001 and extended through approximately the end of 2003, since many refinanced loans that were previously included in the “held for investment” category were sold as part of the refinancing process, and was also affected, as discussed above, by the direct sale in the 2004 first quarter of certain loans previously classified as held for investment.

Asset Quality

Management considers the asset quality of the subsidiary banks to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. As part of the loan review function, a third-party assessment group is employed to review the underwriting documentation and risk grading analysis.

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

At June 30, 2004, the Corporation had no loans considered impaired. At June 30, 2003, the Corporation had impaired loans which totaled $1,233,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $533,000. At December 31, 2003, the Corporation had impaired loans which totaled $1,963,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $1,133,000.

At June 30, 2004, nonperforming loans were $7,026,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $5,867,000 and $1,159,000, respectively. At June 30, 2003, nonperforming loans were $6,661,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $4,564,000 and $2,097,000, respectively. At December 31, 2003, nonperforming loans were $5,993,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $5,235,000 and $758,000, respectively. At March 31, 2004, nonperforming loans were $5,725,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $4,668,000 and $1,057,000, respectively.

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

Earnings were negatively impacted in the second quarter and first six months of 2004 by increases in the provision for loan losses of $1,950,000 and $1,970,000, respectively. As previously reported by management in the Form 10-Q Quarterly Report for the quarter ended March 31, 2004, certain loans were identified subsequent to March 31, 2004 that were expected to be either wholly or partially charged off in the second quarter of 2004, resulting in charge-offs in an estimated range up to $2,500,000. Actual charge-offs in the 2004 second quarter amounted to $2,574,000. The determination of the second quarter provision for loan losses took into account the actual charge-offs, the significant growth in loans held for investment during the second quarter, amounting to $31,521,000, and the level of nonperforming loans, which increased to $7,026,000 at June 30, 2004 compared to $5,725,000 at March 31, 2004. Although the level of nonperforming loans was initially reduced during the 2004 second quarter by the charge-offs recorded, other loans totaling approximately $3,600,000 were evaluated as nonperforming during that period and moved to a nonaccrual status.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.10% at June 30, 2004, 1.17% at June 30, 2003 and 1.14% at December 31, 2003. The allowance percentage has decreased from June 30, 2003 due to charge-offs of impaired loans which were specifically reserved.

Management believes the allowance for loan losses of $6,579,000 at June 30, 2004 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Corporation.

The following table presents an analysis of the changes in the allowance for loan losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Balance at beginning of period	$6,330	$6,169	$6,172	$6,109
Charge-offs	2,574	996	2,804	1,210
Recoveries	43	35	206	59

Net loan charge-offs	2,531	961	2,598	1,151
Provision for loan losses	2,780	830	3,050	1,080
Allowance adjustment for loans sold	—	—	(45)	—

Balance at end of period	$6,579	$6,038	$6,579	$6,038

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

The level and mix of deposits has been specifically affected by the following factors. Reflecting new deposit products and extensive promotion efforts, noninterest-bearing demand deposits had significant growth during the twelve-month period ended June 30, 2004, increasing $7,286,000 during that period and $3,548,000 during the first six months of 2004. Interest-bearing transactional deposits, including demand, savings and money market deposits, have had similarly strong growth, increasing $7,566,000 during the twelve-month period ended June 30, 2004 and $4,088,000 during the first six months of 2004. The level of time deposits has been negatively affected in recent years by the continuing effect of interest rate declines. Time deposits did increase $9,456,000 during the twelve-month period ended June 30, 2004 and $13,939,000 during the first six months of 2004 due primarily to brokered time deposits of $ 7,570,000 obtained during the first six months of 2004 and to the increase in time deposits obtained from governmental units, such deposits amounting to $55,758,000, $39,981,000 and $49,605,000 at June 30, 2004, June 30, 2003 and December 31, 2003, respectively.

Business Development Matters

As discussed in the “Overview” and in Note 3 to the Consolidated Financial Statements, the Corporation completed a merger on April 1, 2003 for the acquisition of Dover Mortgage Company, headquartered in Charlotte, North Carolina, in a transaction accounted for using the purchase method of accounting for business combinations.

In August 2003, First National Bank received regulatory approval for relocation of its existing branch offices in Laurinburg and Randleman, North Carolina. The new Laurinburg office opened for business in July 2004, while construction of the new Randleman office is expected to be complete in 2005. The Laurinburg office replaces a leased facility, while the Randleman office represents a move from an owned facility that is expected to be disposed of.

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

In March 2004, Rowan Bank opened a new loan production office in Concord, North Carolina.

In April 2004, Dover Mortgage Company opened a new mortgage production office in Carolina Beach, North Carolina.

On July 23, 2004, the Corporation announced that Janet D. Abernethy, Senior Vice President of Rowan Bank, had been named as the interim CEO by its Board of Directors. This action was taken following the resignation of Bruce D. Jones, who had served as the President and CEO of Rowan Bank and as a Vice President and member of the Board of Directors for FNB Corp.

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

On March 9, 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (“SAB No. 105”). SAB No. 105 provides recognition guidance for entities that issue loan commitments that are required to be accounted for as derivative instruments. SAB No. 105 indicates that the expected future cash flows related to the associated servicing of the loan and any other internally developed intangible assets should not be considered when recognizing a loan commitment at inception or through its life. SAB No. 105 also discusses disclosure requirements for loan commitments and is effective for loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The Corporation adopted the provisions of SAB No. 105 effective April 1, 2004, resulting in a change in its accounting for loan commitments issued by Dover Mortgage Company. The application of SAB No. 105 creates a timing difference in the recognition of certain income recorded as income from mortgage loan sales, deferring the recognition from the current accounting period to a subsequent period. The effect of adoption of SAB No. 105 on the results of operations for the three and six months ended June 30, 2004 was a $356,000 reduction in Dover’s income from mortgage loan sales.

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

Table 1

Average Balances and Net Interest Income Analysis

SIX MONTHS ENDED JUNE 30	2004			2003			2004 Versus 2003
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Interest Variance due to (1)
							Volume	Rate	Net Change

	(Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets (2)
Loans (3)	$586,433	$16,375	5.60%	$533,966	$16,721	6.30%	$1,587	$(1,933)	$(346)
Investment securities:
Taxable income	86,020	1,901	4.42	117,287	3,141	5.36	(748)	(492)	(1,240)
Non-taxable income	48,698	1,380	5.67	33,236	1,147	6.90	464	(231)	233
Other earning assets	16,426	77	0.94	32,439	192	1.19	(81)	(34)	(115)

Total earning assets	737,577	19,733	5.36	716,928	21,201	5.94	1,222	(2,690)	(1,468)

Cash and due from banks	16,955			16,592
Goodwill	16,331			14,472
Other assets, net	36,372			32,873

Total Assets	$807,235			$780,865

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	$89,414	164	0.37	$82,136	243	0.60	21	(100)	(79)
Savings deposits	54,161	84	0.31	51,172	161	0.63	9	(86)	(77)
Money market deposits	73,636	335	0.91	74,631	495	1.34	(6)	(154)	(160)
Certificates and other time deposits	321,108	3,621	2.26	324,705	4,317	2.68	(46)	(650)	(696)
Retail repurchase agreements	16,097	59	0.73	19,033	102	1.08	(14)	(29)	(43)
Federal Home Loan Bank advances	65,855	1,225	3.73	53,369	1,158	4.38	252	(185)	67
Federal funds purchased	3,269	21	1.32	151	1	1.55	20	—	20
Other borrowed funds	22,682	309	2.74	31,054	486	3.16	(119)	(58)	(177)

Total interest-bearing liabilities	646,222	5,818	1.81	636,251	6,963	2.21	117	(1,262)	(1,145)

Noninterest-bearing demand deposits	71,706			60,625
Other liabilities	6,326			7,387
Shareholders’ equity	82,981			76,602

Total Liabilities and Shareholders’ Equity	$807,235			$780,865

Net Interest Income and Spread		$13,915	3.55%		$14,238	3.73%	$1,105	$(1,428)	$(323)

Net Yield on Earning Assets			3.78%			3.98%

(1)	The mix variance, not separately stated, has been proportionally allocated to the rate and volume variances based on their absolute dollar amount.
(2)	Interest income and yields related to certain earning assets exempt from both federal and state income tax or from state income tax alone are stated on a fully taxable equivalent basis, assuming a 34% federal tax rate and applicable state tax rate, reduced by the nondeductible portion of interest expense.
(3)	Nonaccrual loans are included in the average loan balance. Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.

Table 2

Average Balances and Net Interest Income Analysis

THREE MONTHS ENDED JUNE 30	2004			2003			2004 Versus 2003
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Interest Variance due to (1)		Net Change
							Volume	Rate
	(Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets (2)
Loans (3)	$602,743	$8,370	5.57%	$559,380	$8,519	6.10%	$627	$(776)	$(149)
Investment securities:
Taxable income	84,457	910	4.31	112,204	1,449	5.17	(322)	(217)	(539)
Non-taxable income	48,045	686	5.71	37,760	625	6.62	155	(94)	61
Other earning assets	20,188	48	0.94	29,750	87	1.17	(24)	(15)	(39)

Total earning assets	755,433	10,014	5.31	739,094	10,680	5.79	436	(1,102)	(666)

Cash and due from banks	16,587			17,687
Goodwill	16,335			16,322
Other assets, net	36,290			33,917

Total Assets	$824,645			$807,020

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	$90,868	85	0.37	$82,974	121	0.59	11	(47)	(36)
Savings deposits	54,738	42	0.31	51,970	76	0.58	4	(38)	(34)
Money market deposits	74,595	175	0.94	75,711	231	1.22	(3)	(53)	(56)
Certificates and other time deposits	324,708	1,820	2.25	321,420	2,095	2.61	21	(296)	(275)
Retail repurchase agreements	16,739	33	0.79	20,095	48	0.95	(7)	(8)	(15)
Federal Home Loan Bank advances	72,437	638	3.53	53,358	582	4.38	182	(126)	56
Federal funds purchased	2,841	9	1.34	248	1	1.53	8	—	8
Other borrowed funds	24,210	166	2.76	50,888	388	3.06	(187)	(35)	(222)

Total interest-bearing liabilities	661,136	2,968	1.80	656,664	3,542	2.16	29	(603)	(574)

Noninterest-bearing demand deposits	74,020			62,607
Other liabilities	6,485			8,547
Shareholders’ equity	83,004			79,202

Total Liabilities and Shareholders’ Equity	$824,645			$807,020

Net Interest Income and Spread		$7,046	3.51%		$7,138	3.63%	$407	$(499)	$(92)

Net Yield on Earning Assets			3.74%			3.87%

(1)	The mix variance, not separately stated, has been proportionally allocated to the rate and volume variances based on their absolute dollar amount.
(2)	Interest income and yields related to certain earning assets exempt from both federal and state income tax or from state income tax alone are stated on a fully taxable equivalent basis, assuming a 34% federal tax rate and applicable state tax rate, reduced by the nondeductible portion of interest expense.
(3)	Nonaccrual loans are included in the average loan balance. Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.

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

Item 4. Controls and Procedures

As of June 30, 2004, the end of the period covered by this report, FNB Corp. carried out an evaluation under the supervision and with the participation of the company’s management, including FNB Corp.’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of FNB Corp.’s disclosure controls and procedures. In designing and evaluating the company’s disclosure controls and procedures, FNB Corp. and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and FNB Corp.’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by FNB Corp. in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. No significant changes in the company’s internal control over financial reporting occurred during the period ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, FNB Corp.’s internal control over financial reporting. FNB Corp. reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. The internal controls at Dover Mortgage Company, which FNB Corp. acquired on April 1, 2003 and was not previously a public reporting company, are an area of particular focus and FNB Corp. has engaged a third-party consultant to review those controls with the aim of identifying and making any necessary or appropriate changes.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Issuer Purchase of Equity Securities
Three Months Ended June 30, 2004	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April	—	$—	—	—
May	22,700	17.66	22,700	277,237
June	72,000	19.69	72,000	205,237

Total	94,700	19.20	94,700	205,237

On July 18, 2003, the Corporation announced that the Board of Directors had authorized a program for the repurchase of up to 300,000 shares of common stock during the period commencing August 1, 2003 and ending July 31, 2004. No additional shares were purchased under this program after June 30, 2004.

On July 28, 2004, the Corporation announced that the Board of Directors had authorized a program for the repurchase of up to 300,000 shares of common stock during the period commencing August 1, 2004 and ending July 31, 2005.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibits to this report are listed in the index to exhibits on pages 34, 35 and 36 of this report.

(b) Reports on Form 8-K.

During the quarter ended June 30, 2004, the Corporation furnished a Current Report on Form 8-K dated April 19, 2004, under Item 12 relating to the Corporation’s earnings release for the quarter ended March 31, 2004. The Corporation also filed a Current Report on Form 8-K dated May 12, 2004, under Items 5 and 7 relating to the press release reporting on the results of the Corporation’s annual meeting of shareholders held on May 11, 2004. The Corporation additionally filed a Current Report on Form 8-K dated June 9, 2004, under Item 4 relating to information about the change in the Corporation’s certifying accountant. The information in such furnished reports is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, is not incorporated into this Report on Form 10-Q and the Corporation does not intend to incorporate such reports by reference into any filing made by the Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNB Corp.
(Registrant)

Date: August 5, 2004	By:	/s/ Jerry A. Little
Jerry A. Little
Treasurer and Secretary
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.10	Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed March 16, 1985.

3.11	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 10, 1988, incorporated herein by reference to Exhibit 19.10 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988.

3.12	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 12, 1998, incorporated herein by reference to Exhibit 3.12 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

3.13	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 23, 2003, incorporated herein by reference to Exhibit 3.13 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2003.

3.20	Amended and Restated Bylaws of the Registrant, effective March 18, 2004, incorporated herein by reference to Exhibit 3.20 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004.

4	Specimen of Registrant’s Common Stock Certificate, incorporated herein by reference to Exhibit 4 to Amendment No. 1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed April 19, 1985.

10.10*	Form of Split Dollar Insurance Agreement dated as of November 1, 1987 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 19.20 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988.

10.11*	Form of Amendment to Split Dollar Insurance Agreement dated as of November 1, 1994 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.20*	Stock Compensation Plan as amended effective May 12, 1998, incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

Exhibit No.	Description of Exhibit
10.21*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.22*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.23*	FNB Corp. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-105442).

10.24*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

10.25*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003.

10.30*	Employment Agreement dated as of December 27, 1995 between First National Bank and Trust Company and Michael C. Miller, incorporated herein by reference to Exhibit 10.50 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1995.

10.31*	Carolina Fincorp, Inc. Stock Option Plan (assumed by the Registrant on April10, 2000), incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-54702).

10.32*	Employment Agreement dated as of April 10, 2000 between First National Bank and Trust Company and R. Larry Campbell, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2000.

10.33*	Nonqualified Supplemental Retirement Plan with R. Larry Campbell, incorporated herein by reference to Exhibit 10(c) to the Annual Report on Form 10-KSB of Carolina Fincorp, Inc. for the fiscal year ended June 30, 1997.

Exhibit No.	Description of Exhibit
10.34*	Employment Agreement dated as of August 1, 2002 between Rowan Savings Bank SSB, Inc. and Bruce D. Jones, incorporated herein by reference to Exhibit 10.34 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2002.

10.35*	Form of Change of Control Agreement between FNB Corp. and certain of its key employees and officers, incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003.

10.36*	Supplemental Income Agreement dated as of November 1, 1990 between Rowan Federal Savings and Loan Association and Bruce D. Jones, incorporated herein by reference to Exhibit 10.36 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004.

31.10	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.11	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, or compensatory plan or arrangement.