Form 10-Q
period 2004-09-30
FNB CORP/NC
filed 2004-11-08
CIK 764811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

The registrant had 5,621,952 shares of $2.50 par value common stock outstanding at October 29, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FNB Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,		December 31, 2003
	2004	2003
	(in thousands, except share and per share data)
ASSETS
Cash and due from banks	$18,421	$23,694	$17,164
Interest-bearing bank balances	8,656	7,511	8,641
Federal funds sold	95	29	1,319
Investment securities:
Available for sale, at estimated fair value (amortized cost of $68,385, $81,089 and $77,971)	70,642	83,847	80,558
Held to maturity (estimated fair value of $52,825, $63,043 and $63,000)	53,259	63,744	63,701
Loans:
Loans held for sale	11,415	31,912	8,567
Loans held for investment	629,693	535,949	543,346
Less allowance for loan losses	(6,936)	(6,098)	(6,172)

Net loans	634,172	561,763	545,741

Premises and equipment, net	17,242	14,637	15,009
Goodwill	16,335	16,325	16,325
Other assets	26,735	23,725	24,787

Total Assets	$845,557	$795,275	$773,245

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$75,856	$64,161	$70,671
Interest-bearing deposits:
Demand, savings and money market deposits	224,233	218,618	215,846
Time deposits of $100,000 or more	147,361	117,394	118,199
Other time deposits	194,253	199,210	193,209

Total deposits	641,703	599,383	597,925
Retail repurchase agreements	14,654	15,893	14,816
Federal Home Loan Bank advances	73,159	52,824	53,303
Federal funds purchased	8,000	5,300	625
Other borrowed funds	19,538	34,699	17,977
Other liabilities	7,050	7,237	7,141

Total Liabilities	764,104	715,336	691,787

Shareholders’ equity:
Preferred stock - $10.00 par value; authorized 200,000 shares, none issued	—	—	—
Common stock - $2.50 par value; authorized 10,000,000 shares, issued shares - 5,624,652, 5,677,843 and 5,686,899	14,062	14,195	14,217
Surplus	11,026	11,834	12,478
Retained earnings	54,978	52,215	53,174
Accumulated other comprehensive income	1,387	1,695	1,589

Total Shareholders’ Equity	81,453	79,939	81,458

Total Liabilities and Shareholders’ Equity	$845,557	$795,275	$773,245

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2004	2003	2004	2003
	(in thousands, except share and per share data)
Interest Income
Interest and fees on loans	$9,042	$8,494	$25,353	$25,131
Interest and dividends on investment securities:
Taxable income	795	1,135	2,591	4,076
Non-taxable income	429	452	1,303	1,184
Other interest income	41	47	116	232

Total interest income	10,307	10,128	29,363	30,623

Interest Expense
Deposits	2,221	2,202	6,425	7,418
Retail repurchase agreements	39	32	98	134
Federal Home Loan Bank advances	655	583	1,880	1,741
Federal funds purchased	30	3	51	4
Other borrowed funds	153	401	462	887

Total interest expense	3,098	3,221	8,916	10,184

Net Interest Income	7,209	6,907	20,447	20,439
Provision for loan losses	460	455	3,510	1,535

Net Interest Income After Provision for Loan Losses	6,749	6,452	16,937	18,904

Noninterest Income
Mortgage loan sales	1,188	1	3,076	3,876
Service charges on deposit accounts	1,429	1,271	4,021	3,696
Trust and investment services	319	318	1,139	1,027
Cardholder and merchant services income	270	223	778	639
Other service charges, commissions and fees	200	85	582	511
Bank owned life insurance	153	169	462	465
Other income	93	69	128	137

Total noninterest income	3,652	2,136	10,186	10,351

Noninterest Expense
Personnel expense	4,210	3,992	12,335	11,810
Net occupancy expense	385	367	1,172	1,066
Furniture and equipment expense	507	556	1,455	1,607
Data processing services	321	243	916	1,002
Other expense	1,661	1,737	5,357	4,864

Total noninterest expense	7,084	6,895	21,235	20,349

Income Before Income Taxes	3,317	1,693	5,888	8,906
Income taxes	1,033	160	1,536	2,431

Net Income	$2,284	$1,533	$4,352	$6,475

Net income per common share:
Basic	$.41	$.27	$.77	$1.16
Diluted	.40	.26	.74	1.10

Weighted average number of shares outstanding:
Basic	5,631,938	5,669,435	5,680,428	5,581,606
Diluted	5,760,985	5,957,798	5,843,693	5,866,122

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Nine Months Ended September 30, 2004 and September 30, 2003 (unaudited)

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands, except share and per share data)
Balance, December 31, 2002	5,416,731	$13,542	$8,823	$48,095	$2,630	$73,090
Comprehensive income:
Net income	—	—	—	6,475	—	6,475
Other comprehensive income:
Unrealized securities losses, net of income tax benefit of $292	—	—	—	—	(935)	(935)

Total comprehensive income	—	—	—	—	—	5,540

Cash dividends declared, $.42 per share	—	—	—	(2,355)	—	(2,355)
Common stock issued through:
Stock option plan	144,527	362	841	—	—	1,203
Merger acquisition of subsidiary company	126,140	315	2,344	—	—	2,659
Common stock reacquired through:
Exchange related to issuance of option stock	(9,492)	(24)	(172)	—	—	(196)
Other	(63)	—	(2)	—	—	(2)

Balance, September 30, 2003	5,677,843	$14,195	$11,834	$52,215	$1,695	$79,939

Balance, December 31, 2003	5,686,899	$14,217	$12,478	$53,174	$1,589	$81,458
Comprehensive income:
Net income	—	—	—	4,352	—	4,352
Other comprehensive income:
Unrealized securities losses, net of income tax benefit of $128	—	—	—	—	(202)	(202)

Total comprehensive income	—	—	—	—	—	4,150

Cash dividends declared, $.45 per share	—	—	—	(2,548)	—	(2,548)
Common stock issued through:
Stock option plan	53,853	135	452	—	—	587
Common stock repurchased	(116,100)	(290)	(1,904)	—	—	(2,194)

Balance, September 30, 2004	5,624,652	$14,062	$11,026	$54,978	$1,387	$81,453

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, (unaudited)
	2004	2003
	(in thousands)
Operating Activities:
Net income	$4,352	$6,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,228	1,344
Provision for loan losses	3,510	1,535
Deferred income taxes (benefit)	388	(444)
Deferred loan fees and costs, net	230	154
Premium amortization and discount accretion of investment securities, net	449	417
Amortization of intangibles	43	53
Net decrease in loans held for sale	9,687	10,468
Decrease in other assets	562	741
Decrease in other liabilities	(148)	(1,862)

Net Cash Provided by Operating Activities	20,301	18,881

Investing Activities:
Available-for-sale securities:
Proceeds from maturities and calls	26,773	50,962
Purchases	(17,351)	(7,606)
Held-to-maturity securities:
Proceeds from maturities and calls	10,719	16,002
Purchases	(577)	(55,253)
Net increase in loans held for investment	(104,473)	(39,306)
Purchases of premises and equipment	(3,442)	(1,821)
Net cash paid in merger acquisition of subsidiary mortgage company	—	(436)
Other, net	(176)	(1,779)

Net Cash Used in Investing Activities	(88,527)	(39,237)

Financing Activities:
Net increase in deposits	43,778	7,412
Increase in retail repurchase agreements	(162)	(1,534)
Increase (decrease) in Federal Home Loan Bank advances	20,000	(500)
Increase in federal funds purchased	7,375	5,300
Increase (decrease) in other borrowed funds	1,561	(15,248)
Common stock issued	587	1,007
Common stock repurchased	(2,194)	(2)
Cash dividends paid	(2,671)	(2,427)

Net Cash Provided by (Used in) Financing Activities	68,274	(5,992)

Net Increase (Decrease) in Cash and Cash Equivalents	48	(26,348)
Cash and cash equivalents at beginning of period	27,124	57,582

Cash and Cash Equivalents at End of Period	$27,172	$31,234

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,006	$10,649
Income taxes	687	3,060
Noncash transactions:
Loans held for investment transferred to loans held for sale	12,535	—
Foreclosed loans transferred to other real estate	1,550	667
Cashless exercise of stock options	—	196
Unrealized securities gains (losses), net of income taxes	(202)	(935)
Merger acquisition of subsidiary mortgage company:
Fair value of assets acquired	—	47,001
Fair value of common stock issued	—	2,659
Cash paid	—	2,908

Liabilities assumed	—	41,434

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Operating results for the three, six and nine month periods ended March 31, June 30 and September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

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

Pursuant to the terms of the merger, 50% of the outstanding shares of Dover common stock were converted into FNB Corp. common stock and the remaining 50% were converted into cash. The aggregate purchase price was $5,567,000, consisting of $2,908,000 of cash payments and 126,140 shares of FNB Corp. common stock valued at $2,659,000. Subject to a maximum total payment, Dover shareholders will be entitled to additional cash consideration over the four-year period following closing, based on a percentage of Dover’s pretax net income during that four-year period. Any additional cash consideration paid to Dover shareholders will be recorded as an adjustment to goodwill. During the nine-month period ended September 30, 2004, additional cash consideration of $10,000 was paid to Dover shareholders and recorded as an adjustment of goodwill.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic EPS denominator - Weighted average number of common shares outstanding	5,631,938	5,669,435	5,680,428	5,581,606
Dilutive share effect arising from assumed exercise of stock options	129,047	288,363	163,265	284,516

Diluted EPS denominator	5,760,985	5,957,798	5,843,693	5,866,122

For the three months ended September 30, 2004 and 2003, there were 168,293 and 0 stock options, respectively, that were antidilutive since the exercise price exceeded the average market price, and for the nine months ended September 30, 2004 and 2003, there were 169,930 and 1,658 stock options, respectively, that were antidilutive. These common stock equivalents were omitted from the calculations of diluted EPS for their respective periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income, as reported	$2,284	$1,533	$4,352	$6,475
Less: Stock-based compensation cost determined under fair value method, net of related tax effects	83	85	254	254

Net income, pro forma	$2,201	$1,448	$4,098	$6,221

Net income per share:
Basic:
As reported	$.41	$.27	$.77	$1.16
Pro forma	.39	.26	.72	1.11

Diluted:
As reported	.40	.26	.74	1.10
Pro forma	.38	.24	.70	1.06

6.	Loans

Loans as presented are reduced by net deferred loan fees of $991,000, $935,000 and $761,000 at September 30, 2004, September 30, 2003 and December 31, 2003, respectively.

7.	Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Balance at beginning of period	$6,579	$6,038	$6,172	$6,109
Charge-offs	202	411	3,006	1,621
Recoveries	99	16	305	75

Net loan charge-offs	103	395	2,701	1,546
Provision for loan losses	460	455	3,510	1,535
Allowance adjustment for loans sold	—	—	(45)	—

Balance at end of period	$6,936	$6,098	$6,936	$6,098

8.	Supplementary Income Statement Information

Significant components of other expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Advertising and marketing	$212	$185	$584	$442
Stationery, printing and supplies	157	168	508	535
Communications	133	117	422	327

9.	Postretirement Employee Benefit Plans

Information concerning the net periodic cost of the Corporation’s postretirement benefit plans is as follows:

	Three Months Ended September 30, 2004
	Pension Plan	Supplemental Executive Retirement Plan	Other Postretirement Defined Benefit Plans
	(in thousands)
Service cost	$137	$18	$14
Interest cost	146	17	19
Expected return on plan assets	(181)	—	—
Amortization of prior service cost	28	12	3
Amortization of transition obligation	—	—	5
Recognized net actuarial loss	39	7	2

Net periodic postretirement benefit cost	$169	$54	$43

	Nine Months Ended September 30, 2004
	Pension Plan	Supplemental Executive Retirement Plan	Other Postretirement Defined Benefit Plans
	(in thousands)
Service cost	$425	$48	$44
Interest cost	436	50	57
Expected return on plan assets	(493)	—	—
Amortization of prior service cost	82	35	7
Amortization of transition obligation	—	—	15
Recognized net actuarial loss	119	16	5

Net periodic postretirement benefit cost	$569	$149	$128

The Corporation has made a cash contribution of $2,175,000 to its pension plan during the nine months ended September 30, 2004, which represents the entire contribution expected to be made in 2004. The other postretirement benefit plans are unfunded plans, and there are no cash contribution requirements except for the direct payment of benefits.

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

In connection with its asset/liability management objectives, the Corporation entered into an interest rate swap on a $7,000,000 Federal Home Loan Bank (FHLB) advance during the nine months ended September 30, 2004 that converts the fixed rate cash flow exposure on the FHLB advance to a variable rate cash flow. As structured, the pay-variable, receive-fixed swap is evaluated as being a fair value hedge with no ineffectiveness; and, consequently, the difference in cash flows in each period between the variable rate interest payments that the Corporation makes and the fixed rate interest payments received is currently reported in earnings.

For the three and nine months ended September 30, 2004, the interest rate swap resulted in net reductions of $32,000 and $81,000, respectively, in the interest expense that would otherwise have been reported for the FHLB advance. The fair value of the swap at September 30, 2004 was recorded on the consolidated balance sheet as a liability in the amount of $80,000, offset by a valuation adjustment in the same amount to the FHLB advance.

The Corporation has also identified the following derivative instruments which were recorded on the consolidated balance sheet at September 30, 2004: commitments to originate fixed rate residential mortgage loans and forward sales commitments.

Dover Mortgage Company originates certain fixed rate residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a fixed rate residential mortgage loan with a potential borrower and the time the closed loan is sold, the Corporation is subject to variability in market prices related to these commitments. The Corporation believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate fixed rate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate fixed rate residential mortgage loans totaled $21,649,000 at September 30, 2004. The related forward sales commitments totaled $21,649,000 at September 30, 2004. The fair value of these commitments was recorded as a net asset of $18,000 at September 30, 2004. Loans held for sale by Dover Mortgage Company totaled $9,988,000 at September 30, 2004. The related forward sales commitments totaled $9,988,000 at September 30, 2004. The fair value of these commitments was recorded as a net asset of $18,000 at September 30, 2004.

The subsidiary banks had loans held for sale of $1,427,000 at September 30, 2004. Binding commitments of the subsidiary banks for the origination of mortgage loans intended to be held for sale at September 30, 2004 were not material.

11.	Recently Adopted Accounting Pronouncement

On March 9, 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB No. 105”). SAB No.

105 provides recognition guidance for entities that issue loan commitments that are required to be accounted for as derivative instruments. SAB No. 105 indicates that the expected future cash flows related to the associated servicing of the loan and any other internally developed intangible assets should not be considered when recognizing a loan commitment at inception or through its life. SAB No. 105 also discusses disclosure requirements for loan commitments and is effective for loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The Corporation adopted the provisions of SAB No. 105 effective April 1, 2004, resulting in a change in its accounting for loan commitments issued by Dover Mortgage Company. The application of SAB No. 105 creates a timing difference in the recognition of certain income recorded as income from mortgage loan sales, deferring the recognition from the current accounting period to a subsequent period. The effect of adoption of SAB No. 105 on the results of operations for the three months ended June 30, 2004 and for the nine months ended September 30, 2004 was a $356,000 reduction in Dover’s income from mortgage loan sales.

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

	Three Months Ended September 30, 2004
	Full-Service Subsidiary Banks	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$10,150	$157	$—	$10,307
Interest expense	2,945	77	76	3,098

Net interest income	7,205	80	(76)	7,209
Provision for loan losses	460	—	—	460

Net interest income after provision for loan losses	6,745	80	(76)	6,749
Noninterest income	2,758	933	(39)	3,652
Noninterest expense	6,226	873	(15)	7,084

Income (loss) before income taxes	3,277	140	(100)	3,317
Income taxes (benefit)	1,012	56	(35)	1,033

Net income (loss)	$2,265	$84	$(65)	$2,284

Total assets	$829,134	$16,441	$(18)	$845,557
Net loans	624,184	9,988	—	634,172
Goodwill	12,583	3,752	—	16,335

	Three Months Ended September 30, 2003
	Full-Service Subsidiary Banks	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$9,518	$610	$—	$10,128
Interest expense	2,821	308	92	3,221

Net interest income	6,697	302	(92)	6,907
Provision for loan losses	455	—	—	455

Net interest income after provision for loan losses	6,242	302	(92)	6,452
Noninterest income	2,656	(392)	(128)	2,136
Noninterest expense	6,178	820	(103)	6,895

Income (loss) before income taxes	2,720	(910)	(117)	1,693
Income taxes (benefit)	550	(350)	(40)	160

Net income (loss)	$2,170	$(560)	$(77)	$1,533

Total assets	$763,291	$32,019	$(35)	$795,275
Net loans	536,884	24,879	—	561,763
Goodwill	12,583	3,742	—	16,325

	Nine Months Ended September 30, 2004
	Full-Service Subsidiary Banks	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$28,915	$448	$—	$29,363
Interest expense	8,454	209	253	8,916

Net interest income	20,461	239	(253)	20,447
Provision for loan losses	3,510	—	—	3,510

Net interest income after provision for loan losses	16,951	239	(253)	16,937
Noninterest income	8,040	2,292	(146)	10,186
Noninterest expense	18,658	2,620	(43)	21,235

Income (loss) before income taxes	6,333	(89)	(356)	5,888
Income taxes (benefit)	1,684	(27)	(121)	1,536

Net income (loss)	$4,649	$(62)	$(235)	$4,352

Total assets	$829,134	$16,441	$(18)	$845,557
Net loans	624,184	9,988	—	634,172
Goodwill	12,583	3,752	—	16,335

	Nine Months Ended September 30, 2003
	Full-Service Subsidiary Banks	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$29,520	$1,121	$(18)	$30,623
Interest expense	9,300	597	287	10,184

Net interest income	20,220	524	(305)	20,439
Provision for loan losses	1,535	—	—	1,535

Net interest income after provision for loan losses	18,685	524	(305)	18,904
Noninterest income	8,576	2,046	(271)	10,351
Noninterest expense	18,091	2,436	(178)	20,349

Income (loss) before income taxes	9,170	134	(398)	8,906
Income taxes (benefit)	2,513	53	(135)	2,431

Net income (loss)	$6,657	$81	$(263)	$6,475

Total assets	$763,291	$32,019	$(35)	$795,275
Net loans	536,884	24,879	—	561,763
Goodwill	12,583	3,742	—	16,325

13.	Comprehensive Income

For the three months ended September 30, 2004 and 2003, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $2,965,000 and $654,000, respectively.

For the nine months ended September 30, 2004 and 2003, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $4,150,000 and $5,540,000, respectively.

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

Merger Acquisition of Dover Mortgage Company in 2003

On April 1, 2003, the Corporation completed a merger for the acquisition of Dover Mortgage Company (“Dover”), headquartered in Charlotte, North Carolina. Operating as a separate subsidiary of FNB Corp., Dover originates, underwrites and closes mortgage loans for sale into the secondary market. Mortgage production is sold on a service-released basis to a number of national lenders who in turn service the loans. At the date of the merger, Dover operated six offices and, based on estimated fair values, had $47,001,000 in total assets and $5,823,000 in shareholders’ equity. Pursuant to the terms of the merger, 50% of the outstanding shares of Dover common stock were converted into FNB Corp. common stock and the remaining 50% were converted into cash. The aggregate purchase price was $5,567,000, consisting of $2,908,000 of cash payments and 126,140 shares of FNB Corp. common stock valued at $2,659,000. Subject to a maximum total payment, Dover shareholders will be entitled to additional cash consideration over the four-year period following closing, based on a percentage of Dover’s pretax net income during that four-year period. Any additional cash consideration paid to Dover shareholders will be recorded as an adjustment to goodwill. During the nine-month period ended September 30, 2004, additional cash consideration of $10,000 was paid to Dover shareholders and recorded as an adjustment of goodwill. The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Dover were recorded based on a preliminary estimate of fair values as of April 1, 2003, subject to possible adjustment during the one-year period from that date. There were no adjustments to the estimate of fair values during that one-year period. The consolidated financial statements include the results of operations of Dover since April 1, 2003.

Primary Financial Data for 2004

The Corporation’s earnings declined for the nine months ended September 30, 2004 while showing an increase for the 2004 third quarter, affected by the significant factors discussed below. Earnings were $4,352,000 in the first nine months of 2004, a 32.8% decrease from earnings of $6,475,000 in the same period in 2003. Basic earnings per share decreased from $1.16 to $.77 and diluted earnings per share decreased from $1.10 to $.74 for percentage decreases of 33.6% and 32.7%, respectively. For the 2004 third quarter, earnings amounted to $2,284,000, which represents a 49.0% increase from earnings of $1,533,000 in the 2003 third quarter. Basic earnings per share in comparing third quarter periods increased from $.27 to $.41 and diluted earnings per share increased from $.26 to $.40 for percentage increases of 51.9% and 53.8%, respectively. As noted above, Dover Mortgage Company was acquired as a subsidiary through merger effective April 1, 2003, impacting income and the calculation of earnings per share since the acquisition date and also the comparability of operating results on a year-to-date basis between 2004 and 2003 (see Note 12 to the Consolidated Financial Statements). Total assets were $845,557,000 at September 30, 2004, up 6.3% from September 30, 2003 and 9.4% from December 31, 2003. Loans amounted to $641,108,000 at September 30, 2004, increasing 12.9% from September 30, 2003 and 16.2% from December 31, 2003. Total deposits were up 7.1% from September 30, 2003 and 7.3% from December 31, 2003, amounting to $641,703,000 at September 30, 2004. A significant portion of the asset growth in the first nine months of 2004 was funded by advances totaling $20,000,000 from the Federal Home Loan Bank that were obtained primarily to help fund loan growth. Loans were impacted during that period by the sale of $12,535,000 of 1-4 family residential mortgage loans previously classified as held for investment as discussed in “Significant Factors Affecting Earnings in 2004”.

Significant Factors Affecting Earnings in 2004

Since Dover Mortgage Company was acquired on April 1, 2003, there are no income statement amounts recorded for Dover in the consolidated financial statements for the first quarter of 2003, which affects the comparisons of 2004 and 2003 on a year-to-date basis. Before the elimination of intersegment transactions, interest income, interest expense, noninterest income and noninterest expense for Dover in the first quarter of 2004 amounted to $127,000, $54,000, $905,000 and $861,000, respectively. Income from mortgage loan sales specifically attributable to Dover amounted to $904,000.

Earnings were negatively impacted in the first nine months of 2004 by a $1,975,000 increase in the provision for loan losses, the third quarter increase being $5,000, as compared to the same period in 2003. The increase in the provision for the first nine months of 2004 resulted largely from the $2,780,000 provision recorded in the 2004 second quarter which exceeded the 2003 second quarter provision by $1,950,000. Actual loan charge-offs in the 2004 second quarter amounted to $2,574,000. The determination of the second quarter provision for loan losses took into account the actual charge-offs, the significant growth in loans held for investment during the second quarter, and the level of nonperforming loans, which increased to $7,026,000 at June 30, 2004 compared to $5,725,000 at March 31, 2004. Nonperforming loans amounted to $6,062,000 at September 30, 2004.

On March 9, 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB No. 105”). SAB No. 105 provides recognition guidance for entities that issue loan commitments that are required to be accounted for as derivative instruments. SAB No. 105 indicates that the expected future cash flows related to the associated servicing of the loan and any other internally developed intangible assets should not be considered when recognizing a loan commitment at inception or through its life. SAB No. 105 also discusses disclosure requirements for loan commitments and is effective for loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The Corporation adopted the provisions of SAB No. 105 effective April 1, 2004, resulting in a change in its accounting for loan commitments issued by Dover Mortgage Company. The application of SAB No. 105 creates a timing difference in the recognition of certain income recorded as income from mortgage loan sales, deferring recognition from the current accounting period to a subsequent period. The effect of adoption of SAB No. 105 on the results of operations for the three months ended June 30, 2004 and for the nine months ended September 30, 2004 was a $356,000 reduction in Dover’s income from mortgage loan sales.

The comparison of income from mortgage loan sales on a year-to-date basis in 2004 to 2003 has been affected by the acquisition of Dover Mortgage Company on April 1, 2003 as noted above. In addition, income from mortgage loan sales has been negatively impacted in general in 2004 by the increase in long-term conforming mortgage rates from the historical lows that prevailed through most of 2003 and especially by the resulting slowdown in mortgage refinancing activity. The effect of the resulting decline in income from mortgage loan sales has been somewhat offset, however, by the reduction in compensation and other expenses related to the mortgage operations. Compared to 2003, income from mortgage loan sales declined $800,000 in the first nine months of 2004 and increased $1,187,000 in the 2004 third quarter. Apart from the general factors noted above, there were certain specific factors that impacted the comparison of income from mortgage loan sales between 2004 and 2003 as follows:

•	The adoption of SAB No. 105 in the second quarter of 2004 reduced Dover’s income from mortgage loan sales as discussed above.

•	Results for the third quarter of 2003 were negatively affected by a reduction of approximately $1,250,000 in income from mortgage loan sales of Dover as a result of the failure to properly obtain forward sales commitments when certain interest rate locks or commitments to lend were entered into with potential borrowers.

•	Income from mortgage loan sales benefited in the first quarter of 2004 as a result of the $233,000 in income from the sale of 1-4 family residential mortgage loans totaling $12,535,000 that were previously classified as loans held for investment at December 31, 2003 but transferred to loans held for sale in the 2004 first quarter.

Income tax expense was reduced $213,000 in the three and nine months ended September 30, 2003 for the change in the valuation allowance for state deferred income tax assets as a result of management’s judgment that these assets would be realized in future periods.

Prior to the three prime rate increases that became effective in the 2004 third quarter, net interest income did not tend to increase in proportion to the increase in earning assets in 2004 compared to 2003, reflecting the continuing effect of the historically low level of interest rates. The net interest margin, as a percentage of earning assets, decreased 13 basis points from 3.96% in the first nine months of 2003 to 3.83% in the same period of 2004. For the 2004 third quarter, however, which benefited from three 25 basis point increases in the prime rate with the first such increase occurring on July 1, 2004, the net interest margin increased 2 basis points from 3.92% to 3.94% in comparing third quarter periods.

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

Earnings Review

The Corporation’s net income decreased $2,123,000 or 32.8% in the first nine months of 2004 compared to the same period of 2003 and increased $751,000 or 49.0% in comparing third quarter periods. In general, earnings were impacted most significantly in the first nine months of 2004 by a $1,975,000 increase in the provision for loan losses and by an $886,000 increase in noninterest expense. Earnings for the third quarter of 2004 were impacted by a $302,000 increase in net interest income and by a $1,516,000 increase in noninterest income. Certain factors specifically affecting the elements of income and expense were discussed above in “Significant Factors Affecting Earnings in 2004”.

On an annualized basis, return on average assets decreased from 1.09% in the first nine months of 2003 to 0.71% in the first nine months of 2004. Return on average shareholders’ equity decreased from 11.07% to 7.04% in comparing the same periods. In comparing third quarter periods, return on average assets improved from 0.76% to 1.10% and return on average shareholders’ equity improved from 7.59% to 11.25%. Return on tangible assets and equity (calculated by deducting average goodwill from average assets and from average equity) for the first nine months of 2004 amounted to 0.73% and 8.78%, respectively, and for the 2004 third quarter amounted to 1.12% and 14.08%.

Net Interest Income

Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

Net interest income was $20,447,000 in the first nine months of 2004 compared to $20,439,000 in the same period of 2003. This minor increase of $8,000 or 0.04% resulted from the approximately offsetting effects of a 2.9% increase in the level of average earning assets and a decline in the net yield on earning assets, or net interest margin, from 3.96% in the first nine months of 2003 to 3.83% in the same period of 2004. In comparing third quarter periods, net interest income increased $302,000 or 4.4% reflecting an improvement in the net interest margin from 3.92% to 3.94% coupled with a 2.9% increase in average earning assets. On a taxable equivalent basis, net interest income decreased $67,000 in the first nine months of 2004 and increased $256,000 in the 2004 third quarter, reflecting changes in the relative mix of taxable and non-taxable earning assets in each period.

Table 1 on page 30 and Table 2 on Page 31 set forth for the periods indicated information with respect to the Corporation’s average balances of assets and liabilities, as well as the total dollar amounts of interest income (taxable equivalent basis) from earning assets and interest expense on interest-bearing liabilities, resultant rates earned or paid, net interest income, net interest spread and net yield on earning assets. Net interest spread refers to the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. Net yield on earning assets, or net interest margin, refers to net interest income divided by average earning assets and is influenced by the level and relative mix of earning assets and interest-bearing liabilities. Changes in net interest income on a taxable equivalent basis, as measured by volume and rate variances, are also analyzed in Tables 1 and 2. Volume refers to the average dollar level of earning assets and interest-bearing liabilities.

Changes in the net interest margin and net interest spread tend to correlate with movements in the prime rate of interest. There are variations, however, in the degree and timing of rate changes, compared to prime, for the different types of earning assets and interest-bearing liabilities.

Following the significant declines in 2001, interest rates tended to stabilize, until mid-2004, in a generally low-rate environment for rates both earned and paid by the Corporation. After reductions in the prime rate totaling 4.75% in 2001, there were additional rate cuts of .50% in November 2002 and .25% in June 2003, resulting in the prime rate of 4.00% that was effective through June 30, 2004. Due to concern about increasing inflationary pressures, the Federal Reserve took action to raise the level of interest rates at the end of June 2004, causing the prime rate to increase to 4.25% in July 2004. Two additional rate increases of 25 basis points each during the third quarter of 2004 have raised the prime rate to the 4.75% level at September 30, 2004. The prime rate averaged 6.99% in 2001, falling to 4.67% in 2002 and 4.12% in 2003.

The Corporation’s net interest margin and net interest spread were negatively impacted in 2003 due in part to the prime rate reductions in November 2002 and June 2003 but also because of the cumulative effect of the reductions in yields on fixed rate earning assets over an extended period. While there was some continuing erosion of the margin and spread in the first six months of 2004, the prime rate increases in the third quarter of 2004 have had a positive effect on the margin and spread.

The prime rate averaged 4.13% in the first nine months of 2004 compared to 4.16% in the first nine months of 2003. The prime rate averaged 4.38% in the third quarter of 2004 compared to 4.00% in the third quarter of 2003. The net interest spread, in comparing nine-month periods, declined by 11 basis points from 3.72% in 2003 to 3.61% in 2004, reflecting the effect of a decrease in the average total yield on earning assets that more than offset the decrease in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets decreased by 41 basis points from 5.84% in 2003 to 5.43% in 2004, while the cost of funds decreased by 30 basis points from 2.12% to 1.82%. In comparing third quarter periods, the net interest spread increased by 1 basis point from 3.70% to 3.71%, as the yield on earning assets decreased by 10 basis points while the cost of funds decreased by 11 basis points.

Provision for Loan Losses

This provision is the charge against earnings to provide an allowance or reserve for probable losses inherent in the loan portfolio. The amount of each period’s charge is affected by several considerations including management’s evaluation of various risk factors in determining the adequacy of the allowance (see “Asset Quality”), actual loan loss experience and loan portfolio growth. Earnings were negatively impacted in the first nine months of 2004 by a $1,975,000 increase in the provision for loan losses, the third quarter increase being $5,000, as compared to the same period in 2003. The increase in the provision for the first nine months of 2004 resulted largely from the $2,780,000 provision recorded in the 2004 second quarter which exceeded the 2003 second quarter provision by $1,950,000. Actual loan charge-offs in the 2004 second quarter amounted to $2,574,000. The determination of the second quarter provision for loan losses took into account the actual charge-offs, the significant growth in loans held for investment during the second quarter, and the level of nonperforming loans, which increased to $7,026,000 at June 30, 2004 compared to $5,725,000 at March 31, 2004. Nonperforming loans amounted to $6,062,000 at September 30, 2004.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.10% at September 30, 2004, 1.14% at September 30, 2003 and 1.14% at December 31, 2003. The allowance percentage has decreased due to charge-offs of impaired loans which were specifically reserved.

Noninterest Income

Noninterest income decreased $165,000 or 1.6% for the first nine months of 2004 compared to the same period in 2003 and increased $1,516,000 or 71.0% in comparing third quarter periods, due primarily to a decline of $800,000 and an increase of $1,187,000, respectively, in income from mortgage loan sales as discussed above in “Significant Factors Affecting Earnings in 2004”. The increase in service charges on deposit accounts was largely due to selected increases in service charge rates that became effective in 2004.

Noninterest Expense

Noninterest expense was $886,000 or 4.4% higher in the first nine months of 2004 compared to the same period of 2003, due primarily to the effect of the acquisition of Dover Mortgage Company on April 1, 2003 on this comparison. While the 2003 first quarter did not contain any noninterest expense attributable to Dover, such expense in the 2004 first quarter amounted to $861,000. In comparing third quarter periods, which were comparable with respect to the inclusion of Dover operations, noninterest expense was higher by $189,000 or 2.7%, due primarily to an increase in personnel expense. While the level of mortgage loan sales activity tends to have an impact on compensation and other expenses related to the mortgage operations, the general level of personnel expense, despite the reduction in mortgage loan sales activity as discussed above in “Significant Factors Affecting Earnings in 2004”, has been affected in 2004 by increased staffing requirements, by normal salary adjustments and by higher costs of fringe benefits. The decrease in furniture and equipment expense was due mainly to the reduction in depreciation expense related to furniture and equipment that became fully depreciated in 2003. The cost of data processing services was higher in the first nine months of 2003 because of the outside data processing services employed by Rowan Bank until the conversion to an in-house system in March 2003, with the conversion project separately resulting in $140,000 in expenses. Other expense has been affected in 2004, especially in the comparison of the first nine months of 2004 to the same period in 2003, by higher levels of advertising and marketing expenditures, by higher communications expenses and by increased expenses related to credit administration and foreclosed properties.

Income Taxes

As noted above in “Significant Factors Affecting Earnings in 2004”, the results for the three and nine months ended September 30, 2003 were positively affected by a $213,000 reduction in income tax expense for the change in the valuation allowance for state deferred income tax assets as a result of management’s judgment that these assets would be realized in future periods. Exclusive of the change in the valuation allowance for state deferred income tax assets, the effective income tax rate decreased from 29.7% in the first nine months of 2003 to 26.1% in the same period of 2004 due principally to the decrease in the ratio of taxable to non-taxable income. Because of the very significant increase in the ratio of taxable to non-taxable income in the third quarter of 2004 compared to the same period of 2003 as a result of the substantially higher level of pre-tax income in 2004, the effective quarterly income tax rate, exclusive of the change in the valuation allowance, increased from 22.0% in 2003 to 31.1% in 2004.

Liquidity

Liquidity for the subsidiary banks refers to their continuing ability to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to the Parent Company for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from five major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold, (c) lines for the purchase of federal funds from other banks, (d) the lines of credit established at the Federal Home Loan Bank, less existing advances and letters of credit used to secure public deposits charged against those lines, and (e) the investment securities portfolio. All debt securities are of investment grade quality and, if the need arises, can be promptly liquidated on the open market or pledged as collateral for short-term borrowing.

Consistent with the general approach to liquidity, loans and other assets of the subsidiary banks are based primarily on a core of local deposits, retail repurchase agreements and the subsidiary bank’s capital position. To date, these core funds, supplemented by Federal Home Loan Bank advances and a modest amount of brokered deposits, have been adequate to fund loan demand in each subsidiary bank’s market area, while maintaining the desired level of immediate liquidity and an investment securities portfolio available for both immediate and secondary liquidity purposes. It is anticipated that funding sources in the future will include an increased use of brokered deposits and, additionally, institutional deposits obtained from secured websites on the internet.

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

Commitments of the subsidiary banks to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At September 30, 2004, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $166,298,000. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

The subsidiary banks issue standby letters of credit whereby the subsidiary bank guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to standby letters of credit was $6,410,000 at September 30, 2004 and $6,221,000 at September 30, 2003. Due to insignificance, the Corporation has recorded no liability at September 30, 2004 for the current carrying amount of the obligation to perform as a guarantor.

In connection with its asset/liability management objectives, the Corporation entered into an interest rate swap on a $7,000,000 Federal Home Loan Bank (FHLB) advance during the nine months ended September 30, 2004 that converts the fixed rate cash flow exposure on the FHLB advance to a variable rate cash flow. As structured, the pay-variable, receive-fixed swap is evaluated as being a fair value hedge with no ineffectiveness; and, consequently, the difference in cash flows in each period between the variable rate interest payments that the Corporation makes and the fixed rate interest payments received is currently reported in earnings.

For the three and nine months ended September 30, 2004, the interest rate swap resulted in net reductions of $32,000 and $81,000, respectively, in the interest expense that would otherwise have been reported for the FHLB advance. The fair value of the swap at September 30, 2004 was recorded on the consolidated balance sheet as a liability in the amount of $80,000, offset by a valuation adjustment in the same amount to the FHLB advance.

Dover Mortgage Company originates certain fixed rate residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a fixed rate residential mortgage loan with a potential borrower and the time the closed loan is sold, the Corporation is subject to variability in market prices related to these commitments. The Corporation believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate fixed rate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate fixed rate residential mortgage loans totaled $21,649,000 at September 30, 2004. The related forward sales commitments totaled $21,649,000 at September 30, 2004. The fair value of these commitments was recorded as a net asset of $18,000 at September 30, 2004. Loans held for sale by Dover Mortgage Company totaled $9,988,000 at September 30, 2004. The related forward sales commitments totaled $9,988,000 at September 30, 2004. The fair value of these commitments was recorded as a net asset of $18,000 at September 30, 2004.

The subsidiary banks had loans held for sale of $1,427,000 at September 30, 2004. Binding commitments of the subsidiary banks for the origination of mortgage loans intended to be held for sale at September 30, 2004 were not material.

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

The Corporation’s balance sheet was asset-sensitive at September 30, 2004. An asset-sensitive position means that, for cumulative gap measurement periods of one year or less, there are more assets than liabilities subject to immediate repricing as market rates change. Because immediately rate sensitive assets exceed rate sensitive interest-bearing liabilities, the earnings position could improve in a rising rate environment and could deteriorate in a declining rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

Capital Adequacy

Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders’ equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution’s ongoing trading activities. At September 30, 2004, FNB Corp. and each of the subsidiary banks were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital. Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%. At September 30, 2004, FNB Corp. had a total capital ratio of 10.34% and a Tier 1 capital ratio of 9.32%. First National Bank and Rowan Bank had total capital ratios of 11.59% and 10.82%, respectively, and Tier 1 capital ratios of 10.58% and 9.70%, respectively.

The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At September 30, 2004, FNB Corp. had a leverage capital ratio of 7.80%. First National Bank and Rowan Bank had leverage capital ratios of 9.16% and 7.30%, respectively.

First National Bank and Rowan Bank are also subject to the prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, a bank must have a minimum ratio for total capital of 10.00%, for Tier 1 capital of 6.00% and for leverage capital of 5.00%. As noted above, both First National Bank and Rowan Bank met all of those ratio requirements at September 30, 2004 and, accordingly, are well-capitalized under the regulatory framework for prompt corrective action.

Balance Sheet Review

Total assets at September 30, 2004 were $50,282,000 or 6.3% higher than at September 30, 2003 and were $72,312,000 or 9.4% higher than at December 31, 2003. By similar comparison, deposits were ahead by $42,320,000 or 7.1% and $43,778,000 or 7.3%. The level of total assets is directly affected by the level of loans held for sale which are largely supported by borrowings obtained strictly for this purpose. At

September 30, 2003, loans held for sale amounted to $31,912,000 compared to $8,567,000 at December 31, 2003 and $11,415,000 at September 30, 2004. Consequently, the growth in assets exclusive of loans held for sale was significantly higher at September 30, 2004 compared to September 30, 2003 than the amount indicated by the comparison of total assets noted above. The level of total assets was also affected at September 30, 2004 compared to both September 30, 2003 and December 31, 2003 by additional advances totaling $20,000,000 from the Federal Home Loan Bank that were obtained primarily to help fund loan growth. Affected by the acquisition of Dover Mortgage Company on April 1, 2003 as discussed in the “Overview”, average assets increased 3.2% in the first nine months of 2004 compared to the same period in 2003, while average deposits increased 3.9%, the third quarter increases being 2.9% and 5.9%, respectively.

Investment Securities

Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. In general, because of loan funding needs, proceeds from investment maturities and calls were diverted to this purpose, leading to a reduction in the level of investment securities at September 30, 2004 of $23,690,000 or 16.1% compared to September 30, 2003 and $20,358,000 or 14.1% compared to December 31, 2003. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

Loans

The Corporation’s primary source of revenue and largest component of earning assets is the loan portfolio. In total, loans increased $73,247,000 or 12.9% during the twelve-month period ended September 30, 2004. As noted above in the “Balance Sheet Review”, the level of loans held for sale can significantly impact the comparison of total assets from period to period and hence the comparison of total loans. As further noted, there was a relatively high level of loans held for sale at September 30, 2003 compared to subsequent periods. Consequently, loans held for investment, excluding loans held for sale, grew by the much greater amount of $93,744,000 or 17.5% during the twelve-month period ended September 30, 2004. The increase in total loans during the first nine months of 2004, which was affected by the sale in the first quarter of 2004 of loans totaling $12,535,000 previously classified as held for investment as discussed above in “Significant Factors Affecting Earnings in 2004”, was $89,195,000 or 16.2%. Affected by the acquisition of Dover Mortgage Company on April 1, 2003 as discussed in the “Overview”, average loans were $51,681,000 or 9.4% higher in the first nine months of 2004 than in the same period of 2003 and were $50,273,000 or 8.8% higher in the third quarter comparison. The ratio of average loans to average deposits, in comparing nine-month periods, increased from 92.3% in 2003 to 97.2% in 2004. The ratio of loans to deposits at September 30, 2004 was 99.9%.

While the level of the entire loan portfolio has been adversely affected for an extended period by the general slowdown in the economy, the portfolios related to construction loans and commercial and other real estate loans experienced significant gains during both the twelve-month period ended September 30, 2004 and the first nine months of 2004. The balance of the 1-4 family residential mortgage loan portfolio, exclusive of the initial impact of the Dover Mortgage Company acquisition, continued to be affected during the twelve-month period ended September 30, 2004 by the high level of refinancing activity that commenced in 2001 and extended through approximately the end of 2003, since many refinanced loans that were previously included in the “held for investment” category were sold as part of the refinancing process, and was also affected, as discussed above, by the direct sale in the 2004 first quarter of certain loans previously classified as held for investment.

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

At September 30, 2004, the Corporation had impaired loans which totaled $321,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $134,000. At September 30, 2003, the Corporation had impaired loans which totaled $904,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $538,000. At December 31, 2003, the Corporation had impaired loans which totaled $1,963,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $1,133,000.

At September 30, 2004, nonperforming loans were $6,062,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $4,121,000 and $1,941,000, respectively. At September 30, 2003, nonperforming loans were $6,410,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $5,370,000 and $1,040,000, respectively. At December 31, 2003, nonperforming loans were $5,993,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $5,235,000 and $758,000, respectively. At June 30, 2004, nonperforming loans were $7,026,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $5,867,000 and $1,159,000, respectively.

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

Earnings were negatively impacted in the first nine months of 2004 by a $1,975,000 increase in the provision for loan losses, the third quarter increase being $5,000, as compared to the same period in 2003. The increase in the provision for the first nine months of 2004 resulted largely from the $2,780,000 provision recorded in the 2004 second quarter which exceeded the 2003 second quarter provision by $1,950,000. Actual loan charge-offs in the 2004 second quarter amounted to $2,574,000. The determination of the second quarter provision for loan losses took into account the actual charge-offs, the significant growth in loans held for investment during the second quarter, and the level of nonperforming loans, which increased to $7,026,000 at June 30, 2004 compared to $5,725,000 at March 31, 2004. Nonperforming loans amounted to $6,062,000 at September 30, 2004.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.10% at September 30, 2004, 1.14% at September 30, 2003 and 1.14% at December 31, 2003. The allowance percentage has decreased due to charge-offs of impaired loans which were specifically reserved.

Management believes the allowance for loan losses of $6,936,000 at September 30, 2004 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Corporation.

The following table presents an analysis of the changes in the allowance for loan losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Balance at beginning of period	$6,579	$6,038	$6,172	$6,109
Charge-offs	202	411	3,006	1,621
Recoveries	99	16	305	75

Net loan charge-offs	103	395	2,701	1,546
Provision for loan losses	460	455	3,510	1,535
Allowance adjustment for loans sold	—	—	(45)	—

Balance at end of period	$6,936	$6,098	$6,936	$6,098

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

The level and mix of deposits has been specifically affected by the following factors. Reflecting new deposit products and extensive promotion efforts, noninterest-bearing demand deposits had significant growth during the twelve-month period ended September 30, 2004, increasing $11,695,000 during that period and $5,185,000 during the first nine months of 2004. Interest-bearing transactional deposits, including demand, savings and money market deposits, have also grown, increasing $5,615,000 during the twelve-month period ended September 30, 2004 and $8,387,000 during the first nine months of 2004. The level of time deposits has been negatively affected in recent years by the continuing effect of interest rate declines. Time deposits did increase $25,010,000 during the twelve-month period ended September 30, 2004 and $30,206,000 during the first nine months of 2004 due primarily to brokered time deposits of $8,088,000 that were largely obtained during the first nine months of 2004 and to the increase in time deposits obtained from governmental units, such deposits amounting to $64,383,000, $48,401,000 and $49,605,000 at September 30, 2004, September 30, 2003 and December 31, 2003, respectively.

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

In January 2004, First National Bank received regulatory approval for establishment of a new branch office in Greensboro, North Carolina, resulting in the opening of a loan production office in February 2004. In September 2004, regulatory approval was requested for a second office in Greensboro that is expected to result in the opening of a full-service banking office in 2005.

In March 2004, Rowan Bank opened a new loan production office in Concord, North Carolina.

In April 2004, Dover Mortgage Company opened a new mortgage production office in Carolina Beach, North Carolina.

On August 20, 2004, the Corporation announced that William D. Wood, III, had been selected to serve as the President of Rowan Bank by its Board of Directors. This action was taken following the resignation of Bruce D. Jones, who had served as the President and CEO of Rowan Bank and as a Vice President and member of the Board of Directors for FNB Corp. The Corporation has also filed for regulatory approval of the merger of its Rowan Bank subsidiary with and into First National Bank. The merger is expected to be completed in early December with Mr. Wood retaining a regional officer position within First National Bank.

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

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences relate to a deterioration of credit quality. SOP 03-3 also prohibits companies from “carrying over” or creating a valuation allowance in the initial accounting for loans acquired that meet the scope criteria of SOP 03-3. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP 03-3 is not expected to have a material impact on the Corporation’s financial position or results of operations.

On March 9, 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB No. 105”). SAB No. 105 provides recognition guidance for entities that issue loan commitments that are required to be accounted for as derivative instruments. SAB No. 105 indicates that the expected future cash flows related to the associated servicing of the loan and any other internally developed intangible assets should not be considered when recognizing a loan commitment at inception or through its life. SAB No. 105 also discusses disclosure requirements for loan commitments and is effective for loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The Corporation adopted the provisions of SAB No. 105 effective April 1, 2004, resulting in a change in its accounting for loan commitments issued by Dover Mortgage Company. The application of SAB No. 105 creates a timing difference in the recognition of certain income recorded as income from mortgage loan sales, deferring the recognition from the current accounting period to a subsequent period. The effect of adoption of SAB No. 105 on the results of operations for the three months ended June 30, 2004 and for the nine months ended September 30, 2004 was a $356,000 reduction in Dover’s income from mortgage loan sales.

In March 2004, the Emerging Issues Task Force (EITF) released EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF Issue 03-01”). EITF Issue 03-01 provides guidance for determining whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. The recognition and measurement guidance for other-than-temporary impairment has been delayed by the issuance of FASB Staff Position EITF 03-1-1 on September 30, 2004.

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

Table 1

Average Balances and Net Interest Income Analysis

NINE MONTHS ENDED SEPTEMBER 30

	2004			2003			2004 Versus 2003
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Interest Variance due to (1)		Net Change
							Volume	Rate

	(Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets
Loans (2) (3)	$599,174	$25,447	5.66%	$547,493	$25,256	6.16%	$2,312	$(2,121)	$191
Investment securities (2):
Taxable income	83,286	2,741	4.39	110,444	4,349	5.25	(965)	(643)	(1,608)
Non-taxable income	48,015	2,057	5.71	38,697	1,854	6.39	415	(212)	203
Other earning assets	15,198	119	1.05	28,084	240	1.14	(103)	(18)	(121)

Total earning assets	745,673	30,364	5.43	724,718	31,699	5.84	1,659	(2,994)	(1,335)

Cash and due from banks	16,958			17,176
Goodwill	16,332			15,095
Other assets, net	36,869			33,438

Total Assets	$815,832			$790,427

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	$89,354	256	0.38	$83,840	333	0.53	21	(98)	(77)
Savings deposits	54,404	128	0.31	51,437	225	0.58	12	(109)	(97)
Money market deposits	75,516	534	0.94	74,701	666	1.19	7	(139)	(132)
Certificates and other time deposits	323,760	5,507	2.27	321,184	6,194	2.58	51	(738)	(687)
Retail repurchase agreements	15,914	98	0.82	19,210	134	0.93	(21)	(15)	(36)
Federal Home Loan Bank advances	68,307	1,880	3.67	53,227	1,741	4.37	445	(306)	139
Federal funds purchased	4,422	51	1.52	396	4	1.45	47	—	47
Other borrowed funds	22,108	462	2.78	38,760	887	3.06	(350)	(75)	(425)

Total interest-bearing liabilities	653,785	8,916	1.82	642,755	10,184	2.12	212	(1,480)	(1,268)

Noninterest-bearing demand deposits	73,306			62,259
Other liabilities	6,357			7,406
Shareholders’ equity	82,384			78,007

Total Liabilities and Shareholders’ Equity	$815,832			$790,427

Net Interest Income and Spread		$21,448	3.61%		$21,515	3.72%	$1,447	$(1,514)	$(67)

Net Yield on Earning Assets			3.83%			3.96%

(1)	The mix variance, not separately stated, has been proportionally allocated to the rate and volume variances based on their absolute dollar amount.
(2)	Interest income and yields related to certain investment securities and loans exempt from both federal and state income tax or from state income tax alone are stated on a fully taxable equivalent basis, assuming a 34% federal tax rate and applicable state tax rate, reduced by the nondeductible portion of interest expense.
(3)	Nonaccrual loans are included in the average loan balance. Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.

Table 2

Average Balances and Net Interest Income Analysis

THREE MONTHS ENDED SEPTEMBER 30

	2004			2003			2004 Versus 2003
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Interest Variance due to (1)		Net Change
							Volume	Rate
	(Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets
Loans (2) (3)	$624,379	$9,072	5.78%	$574,106	$8,535	5.92%	$742	$(205)	$537
Investment securities (2):
Taxable income	77,877	840	4.31	96,981	1,208	4.98	(219)	(149)	(368)
Non-taxable income	46,664	677	5.80	49,441	707	5.72	(40)	10	(30)
Other earning assets	12,769	42	1.32	19,516	48	0.97	(20)	14	(6)

Total earning assets	761,689	10,631	5.55	740,044	10,498	5.65	463	(330)	133

Cash and due from banks	16,964			18,325
Goodwill	16,335			16,321
Other assets, net	37,851			34,549

Total Assets	$832,839			$809,239

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	$89,235	92	0.41	$87,192	90	0.41	2	—	2
Savings deposits	54,885	44	0.31	51,958	64	0.49	4	(24)	(20)
Money market deposits	79,235	199	1.00	74,839	171	0.91	10	18	28
Certificates and other time deposits	329,007	1,886	2.27	314,257	1,877	2.37	88	(79)	9
Retail repurchase agreements	15,552	39	1.00	19,558	32	0.65	(8)	15	7
Federal Home Loan Bank advances	73,158	655	3.55	52,948	583	4.37	195	(123)	72
Federal funds purchased	6,703	30	1.72	878	3	1.42	26	1	27
Other borrowed funds	20,972	153	2.89	53,921	401	2.95	(240)	(8)	(248)

Total interest-bearing liabilities	668,747	3,098	1.84	655,551	3,221	1.95	77	(200)	(123)

Noninterest-bearing demand deposits	76,471			65,474
Other liabilities	6,418			7,443
Shareholders’ equity	81,203			80,771

Total Liabilities and Shareholders’ Equity	$832,839			$809,239

Net Interest Income and Spread		$7,533	3.71%		$7,277	3.70%	$386	$(130)	$256

Net Yield on Earning Assets			3.94%			3.92%

(1)	The mix variance, not separately stated, has been proportionally allocated to the rate and volume variances based on their absolute dollar amount.

(2)	Interest income and yields related to certain investment securities and loans exempt from both federal and state income tax or from state income tax alone are stated on a fully taxable equivalent basis, assuming a 34% federal tax rate and applicable state tax rate, reduced by the nondeductible portion of interest expense.

(3)	Nonaccrual loans are included in the average loan balance. Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.

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

Item 4. Controls and Procedures

As of September 30, 2004, the end of the period covered by this report, FNB Corp. carried out an evaluation under the supervision and with the participation of the company’s management, including FNB Corp.’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of FNB Corp.’s disclosure controls and procedures. In designing and evaluating the company’s disclosure controls and procedures, FNB Corp. and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and FNB Corp.’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by FNB Corp. in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. No significant changes in the company’s internal control over financial reporting occurred during the period ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, FNB Corp.’s internal control over financial reporting. FNB Corp. reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. The internal controls at Dover Mortgage Company, which FNB Corp. acquired on April 1, 2003 and was not previously a public reporting company, are an area of particular focus and FNB Corp. has engaged a third-party consultant to review those controls with the aim of identifying any necessary or appropriate changes. Dover has begun the process of implementing the changes.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Three Months Ended September 30, 2004	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	—	$—	—	300,000
August 1 to August 31	15,800	17.88	15,800	284,200
September 1 to September 30	5,600	17.48	5,600	278,600

Total	21,400	17.73	21,400	278,600

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

Item 6. Exhibits

Exhibits to this report are listed in the index to exhibits on pages 35, 36 and 37 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNB Corp.
(Registrant)

Date: November 5, 2004	By:	/s/ Jerry A. Little
Jerry A. Little
Treasurer and Secretary
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.10	Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed March 16, 1985.

3.11	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 10, 1988, incorporated herein by reference to Exhibit 19.10 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988.

3.12	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 12, 1998, incorporated herein by reference to Exhibit 3.12 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

3.13	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 23, 2003, incorporated herein by reference to Exhibit 3.13 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2003.

3.20	Amended and Restated Bylaws of the Registrant, effective March 18, 2004, incorporated herein by reference to Exhibit 3.20 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004.

4	Specimen of Registrant’s Common Stock Certificate, incorporated herein by reference to Exhibit 4 to Amendment No. 1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed April 19, 1985.

10.10*	Form of Split Dollar Insurance Agreement dated as of November 1, 1987 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 19.20 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988.

10.11*	Form of Amendment to Split Dollar Insurance Agreement dated as of November 1, 1994 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.20*	Stock Compensation Plan as amended effective May 12, 1998, incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

Exhibit No.	Description of Exhibit
10.21*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.22*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.23*	FNB Corp. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-105442).

10.24*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

10.25*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003.

10.30*	Employment Agreement dated as of December 27, 1995 between First National Bank and Trust Company and Michael C. Miller, incorporated herein by reference to Exhibit 10.50 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1995.

10.31*	Carolina Fincorp, Inc. Stock Option Plan (assumed by the Registrant on April10, 2000), incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-54702).

10.32*	Employment Agreement dated as of April 10, 2000 between First National Bank and Trust Company and R. Larry Campbell, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2000.

10.33*	Nonqualified Supplemental Retirement Plan with R. Larry Campbell, incorporated herein by reference to Exhibit 10(c) to the Annual Report on Form 10-KSB of Carolina Fincorp, Inc. for the fiscal year ended June 30, 1997.

Exhibit No.	Description of Exhibit
10.34*	Form of Change of Control Agreement between FNB Corp. and certain of its key employees and officers, incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003.

31.10	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.11	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, or compensatory plan or arrangement.