Form 10-K
period 2004-12-31
FNB CORP/NC
filed 2005-03-16
CIK 764811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of common stock held by nonaffiliates of the Registrant, assuming, without admission, that all directors and officers of the Registrant may be deemed affiliates, was $99,239,000 as of June 30, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of March 1, 2005, the Registrant had 5,609,252 shares of $2.50 par value common stock outstanding.

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 10, 2005 are incorporated by reference in Part III of this report.

CROSS REFERENCE INDEX

Page
Part I	Item 1	Business	1-6
	Item 2	Properties	6
	Item 3	Legal Proceedings
Not applicable.
	Item 4	Submission of Matters to a Vote of Security Holders
Not applicable.
Part II	Item 5	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	31-32
	Item 6	Selected Financial Data	7
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-32
	Item 7a	Quantitative and Qualitative Disclosures about Market Risk	19-20
	Item 8	Financial Statements and Supplementary Data
		Report of Independent Registered Public Accounting Firm	33-34
		Consolidated Balance Sheets at December 31, 2004 and 2003	35
		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2004	36
		Consolidated Statements of Shareholders’ Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2004	37
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2004	38
		Notes to Consolidated Financial Statements	39-72
		Quarterly Financial Data for 2004 and 2003	31
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
	Item 9a	Controls and procedures	73
	Item 9b	Other Information
Not applicable.
Part III	Item 10	Directors and Executive Officers of the Registrant	*
	Item 11	Executive Compensation	*
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
	Item 13	Certain Relationships and Related Transactions	*
	Item 14	Principal Accountant Fees and Services	*
Part IV	Item 15	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements (See Item 8 for reference).
(2) Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable.
		(3) Exhibits have been filed separately with the Commission and are available upon written request.	75-76

*	Information called for by Part III is incorporated herein by reference to portions of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders, as follows:

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

BUSINESS

General

FNB Corp. is a bank holding company incorporated under the laws of the State of North Carolina in 1984. On July 2, 1985, through an exchange of stock, FNB Corp. acquired a wholly owned bank subsidiary, First National Bank and Trust Company (“First National Bank”), a national banking association founded in 1907. First National Bank has a financial subsidiary, First National Investor Services, Inc. On August 1, 2002, FNB Corp. acquired another wholly owned bank subsidiary, Rowan Savings Bank SSB, Inc. (“Rowan Bank”), a North Carolina-chartered savings bank founded in 1905. Rowan Bank remained a separate subsidiary of FNB Corp. until it was merged into First National Bank effective November 30, 2004. On April 1, 2003, FNB Corp. acquired, as discussed below, a mortgage banking subsidiary, Dover Mortgage Company (“Dover”). FNB Corp. and its subsidiaries are collectively referred to as the “Corporation”.

First National Bank, which is a full-service bank, currently conducts all of its operations in Chatham, Guilford, Montgomery, Moore, Randolph, Richmond, Rowan and Scotland counties in central North Carolina. First National Bank has three offices, including the headquarters office, in Asheboro and additional community offices in Archdale (two offices), Biscoe, China Grove, Ellerbe, Kannapolis, Laurinburg, Pinehurst, Ramseur, Randleman, Rockingham (two offices), Salisbury, Seagrove, Siler City, Southern Pines and Trinity. A loan production office is located in Greensboro. Some of the major banking services offered include regular checking accounts, interest checking accounts (including package account versions that offer a variety of products and services), money market accounts, savings accounts, certificates of deposit, individual retirement accounts, debit cards, credit cards and loans, both secured and unsecured, for business, agricultural and personal use. Other services offered include internet banking, cash management, investment management and trust services. First National Bank also has automated teller machines and is a member of Plus, a national teller machine network, and Star, a regional network.

Dover Mortgage Company, which conducts substantially all of its operations in North Carolina, originates, underwrites and closes mortgage loans for sale into the secondary market. Dover has its main office in Charlotte and additional loan production offices in Carolina Beach, Goldsboro, Greenville, Lake Norman, Leland, Raleigh and Wilmington, North Carolina. Through representatives, Dover also conducts operations in Asheville, North Carolina and Kiawah Island, South Carolina.

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

Per the terms of the merger agreement, Rowan Bank was to be operated as a separate subsidiary of FNB Corp. for a period of not less than 24 months; provided, however, that the Board of Directors of Rowan Bank could elect to cause Rowan Bank to merge with First National Bank or another subsidiary of FNB Corp. prior to the termination of the 24-month period. Effective November 30, 2004, with the unanimous approval of the Rowan Board of Directors, Rowan Bank was merged into First National Bank.

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

In August 2003, First National Bank received regulatory approval for relocation of its existing branch offices in Laurinburg and Randleman, North Carolina. The new Laurinburg office opened for business in July 2004, while construction of the new Randleman office is expected to be complete in 2005. The Laurinburg office replaced a leased facility, while the Randleman office represents a move from an owned facility that is expected to be disposed of.

In January 2004, First National Bank received regulatory approval for establishment of its first branch office in Greensboro, North Carolina, resulting in the opening of a loan production office in February 2004. A full-service banking office in a leased facility is expected to replace the loan production office in 2005.

In November 2004, First National Bank received regulatory approval for the establishment of a second branch office in Greensboro, North Carolina. Construction of this full-service banking office is expected to be completed in 2005.

In 2004, Dover Mortgage Company opened new mortgage production offices in North Carolina at Carolina Beach in April and at Leland in November. Through representatives, Dover has commenced operations in Kiawah Island, South Carolina in January 2005 and in Asheville, North Carolina in March 2005.

FNB Corp. makes its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports available on its website at www.MyYesBank.com without charge as soon as reasonably practicable after filing or furnishing them to the Securities and Exchange Commission. In addition, FNB Corp. will provide without charge a copy of its annual report on Form 10-K to any shareholder by mail. Requests should be sent to FNB Corp., Attention: Secretary, 101 Sunset Avenue, Asheboro, North Carolina 27203.

Competition

The banking industry within First National Bank’s marketing area is extremely competitive. First National Bank faces direct competition in Chatham, Guilford, Montgomery, Moore, Randolph, Richmond, Rowan and Scotland counties from approximately 70 different financial institutions, including commercial banks, savings institutions and credit unions. Although no one of these entities is dominant, First National Bank considers itself to be one of the significant financial institutions in the area in terms of total assets and deposits. Further competition is provided by banks located in adjoining counties, as well as other types of financial institutions such as insurance companies, finance companies, pension funds and brokerage houses and other money funds. The principal methods of competing in the commercial banking industry are improving customer service through the quality and range of services provided, improving cost efficiencies and pricing services competitively.

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

This regulatory framework is intended primarily for the protection of customers and depositors and the deposit insurance funds that insure deposits of banks and savings institutions, and not for the protection of security holders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. A change in the statutes, regulations or regulatory policies applicable to FNB Corp. or its subsidiaries may have a material effect on the business of the Corporation. Additional information related to regulatory matters is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

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

Capital Requirements

FNB Corp. and First National Bank are required to comply with federal regulations on capital adequacy. There are two measures of capital adequacy: a risk-based measure and a leverage measure. All capital standards must be satisfied for an institution to be considered in compliance. For additional information, see “Capital Adequacy” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Dividend Restrictions

FNB Corp. is a legal entity separate and distinct from its bank and other subsidiaries. Because the principal source of FNB Corp. revenues is dividends from the subsidiary bank, the ability of FNB Corp. to pay dividends to its shareholders and to pay service on its own debt depends largely upon the amount of dividends its subsidiaries may pay to FNB Corp. There are statutory and regulatory limitations on the payment of dividends by First National Bank to FNB Corp., as well as by FNB Corp. to its shareholders.

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

FNB Corp. and First National Bank are also subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums.

Community Reinvestment Act

First National Bank is subject to the provisions of the Community Reinvestment Act of 1977, as amended (CRA). Under the CRA, all financial institutions have a continuing and affirmative obligation consistent with their safe and sound operation to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.

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

Privacy

The Gramm-Leach-Bliley Act also modified other financial laws, including laws related to financial privacy. Under the act, federal banking regulators adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The Fair Credit Reporting Act restricts information sharing among affiliates and was amended in December 2003 to restrict further affiliate sharing of information for marketing purposes.

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001

The President signed the USA Patriot Act of 2001 into law in October 2001. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”). The IMLAFA substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposes new compliance and due diligence obligations, creates new crimes and penalties, compels the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarifies the safe harbor from civil liability to customers. The U.S. Treasury Department has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions such as our bank subsidiary. The regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers.

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

Employees

As of December 31, 2004, FNB Corp. had four officers, all of whom were also officers of First National Bank. On that same date, First National Bank had 254 full-time employees and 31 part-time employees, and Dover had 43 full-time employees and 3 part-time employees. Each subsidiary considers its relationship with its employees to be excellent. The Corporation provides employee benefit programs, including a noncontributory defined benefit pension plan, matching retirement/savings (401(k)) plan, group life, health and dental insurance, paid vacations, sick leave, and health care and life insurance benefits for retired employees.

Properties

The main offices of First National Bank and the principal executive offices of FNB Corp. are located in an office building at 101 Sunset Avenue, Asheboro, North Carolina. The premises contain approximately 36,500 square feet of office space. First National Bank also has other community offices in Asheboro (two offices), Archdale (two offices), Biscoe, China Grove, Ellerbe, Kannapolis, Laurinburg, Pinehurst, Ramseur, Randleman, Rockingham (two offices), Salisbury, Seagrove, Siler City, Southern Pines and Trinity, North Carolina. A loan production office is located in Greensboro, North Carolina. The Bush Hill office in Archdale and the Greensboro and Pinehurst offices are leased facilities. The land on which the Seagrove office is situated is also under a lease.

The main offices of Dover are located in Charlotte, North Carolina. Dover also has loan production offices in Carolina Beach, Goldsboro, Greenville, Lake Norman, Leland, Raleigh and Wilmington, North Carolina. All of the Dover facilities are leased.

FNB CORP. AND SUBSIDIARIES

FIVE YEAR FINANCIAL HISTORY

	2004	2003	2002	2001	2000
	(dollars in thousands, except per share data)
Summary of Operations
Interest income	$40,436	$40,158	$39,452	$41,260	$41,936
Interest expense	12,402	13,144	14,114	20,492	20,908

Net interest income	28,034	27,014	25,338	20,768	21,028
Provision for loan losses	4,030	1,860	1,780	1,200	1,802

Net interest income after provision for loan losses	24,004	25,154	23,558	19,568	19,226
Noninterest income	13,673	13,600	8,268	5,900	4,501
Noninterest expense	28,755	27,159	20,140	16,077	18,497

Income before income taxes	8,922	11,595	11,686	9,391	5,230
Income taxes	2,324	3,195	3,486	2,663	1,714

Net income	$6,598	$8,400	$8,200	$6,728	$3,516

Per Share Data
Net income:
Basic	$1.17	$1.50	$1.63	$1.35	$.70
Diluted	1.13	1.43	1.58	1.32	.69
Cash dividends declared	.60	.59	.58	.53	.51
Book value	14.66	14.32	13.49	11.74	10.89

Balance Sheet Information
Total assets	$862,891	$773,245	$754,370	$593,742	$565,639
Investment securities	125,143	144,259	153,857	163,150	132,384
Loans	664,754	551,913	502,342	391,632	395,737
Goodwill	16,335	16,325	12,601	—	—
Deposits	659,544	597,925	592,354	480,230	472,448
Borrowed funds	113,647	86,721	81,815	50,812	30,951
Shareholders’ equity	82,147	81,458	73,090	55,907	55,122

Ratios (Averages)
Return on assets	.80%	1.07%	1.25%	1.15%	.65%
Return on shareholders’ equity	8.00	10.66	12.82	11.63	6.59
Shareholders’ equity to assets	9.99	10.00	9.75	9.93	9.86
Dividend payout ratio	51.36	39.54	36.05	38.91	76.05
Loans to deposits	98.03	92.36	82.00	81.71	84.79
Net yield on earning assets, taxable equivalent basis	3.89	3.94	4.40	4.03	4.28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to assist in the understanding and evaluation of the financial condition, changes in financial condition and results of operations of FNB Corp. (the “Parent Company”) and its wholly owned subsidiaries, First National Bank and Trust Company (“First National Bank”) and Dover Mortgage Company (“Dover”), collectively referred to as the “Corporation”. This discussion should be read in conjunction with the consolidated financial statements and supplemental financial information appearing elsewhere in this report.

Rowan Savings Bank SSB, Inc. (“Rowan Bank”) was a wholly owned subsidiary of FNB Corp. from August 1, 2002 until November 30, 2004, when it was merged into First National Bank. See below in the “Overview— Merger Acquisition of Rowan Bank in 2002” for additional information.

Overview

Description of Operations

FNB Corp. is a bank holding company with a full-service subsidiary bank, First National Bank, that offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers. First National Bank has offices in Chatham, Guilford, Montgomery, Moore, Randolph, Richmond, Rowan and Scotland counties in North Carolina.

Additionally, FNB Corp. has a mortgage banking subsidiary, Dover Mortgage Company, that originates, underwrites and closes loans for sale into the secondary market. Dover operates eight mortgage production offices in North Carolina at Charlotte, Carolina Beach, Goldsboro, Greenville, Lake Norman, Leland, Raleigh and Wilmington. Through representatives, Dover also conducts operations in Asheville, North Carolina and Kiawah Island, South Carolina.

For business segment information related to the financial performance of First National Bank and Dover Mortgage Company, see Note 19 to the Consolidated Financial Statements.

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

Per the terms of the merger agreement, Rowan Bank was to be operated as a separate subsidiary of FNB Corp. for a period of not less than 24 months; provided, however, that the Board of Directors of Rowan Bank could elect to cause Rowan Bank to merge with First National Bank or another subsidiary of FNB Corp. prior to the termination of the 24-month period. Effective November 30, 2004, with the unanimous approval of the Rowan Board of Directors, Rowan Bank was merged into First National Bank.

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

Primary Financial Data for 2004

The Corporation earned $6,598,000 in 2004, a 21.5% decrease in net income from 2003. Basic earnings per share decreased from $1.50 in 2003 to $1.17 in 2004 and diluted earnings per share decreased from $1.43 to $1.13, for percentage decreases of 22.0% and 21.0%, respectively. As noted above, Dover Mortgage Company was acquired as a subsidiary through merger effective April 1, 2003, respectively, impacting both net income and the calculation of earnings per share since the acquisition date and also the comparability of operating results on a year-to-date basis between 2004 and 2003 (see Note 19 to the Consolidated Financial Statements for business segment information and also below in “Significant Factors Affecting Earnings in 2004”). Total assets were $862,891,000 at December 31, 2004, up 11.6% from year-end 2003. Loans amounted to $664,754,000 at December 31, 2004, increasing 20.4% from the prior year. Total deposits grew 10.3% to $659,544,000 in 2004.

Significant Factors Affecting Earnings in 2004

Because Dover Mortgage Company was acquired on April 1, 2003, there are no income statement amounts recorded for Dover in the consolidated financial statements for the first quarter of 2003, which affects the comparisons of 2004 and 2003 on a year-to-date basis. Before the elimination of intersegment transactions, interest income, interest expense, noninterest income and noninterest expense for Dover in the first quarter of 2004 amounted to $127,000, $54,000, $905,000 and $861,000, respectively. Income from mortgage loan sales specifically attributable to Dover in the 2004 first quarter amounted to $904,000.

Earnings were negatively impacted in 2004 by a $2,170,000 increase in the provision for loan losses, largely as a result of the $2,780,000 provision recorded in the 2004 second quarter which exceeded the 2003 second quarter provision by $1,950,000. Actual loan charge-offs in the 2004 second quarter amounted to $2,574,000. The determination of the second quarter provision for loan losses took into account the actual charge-offs, the significant growth in loans held for investment during the second quarter, and the level of nonperforming loans, which increased to $7,026,000 at June 30, 2004 compared to $5,725,000 at March 31, 2004. Nonperforming loans amounted to $5,227,000 at December 31, 2004.

On March 9, 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB No. 105”). SAB No. 105 provides recognition guidance for entities that issue loan commitments that are required to be accounted for as derivative instruments. SAB No. 105 indicates that the expected future cash flows related to the associated servicing of the loan and any other internally developed intangible assets should not be considered when recognizing a loan commitment at inception or through its life. SAB No. 105 also discusses disclosure requirements for loan commitments and is effective for loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The Corporation adopted the provisions of SAB No. 105 effective April 1, 2004, resulting in a change in its accounting for loan commitments issued by Dover Mortgage Company. The application of SAB No. 105 creates a timing difference in the recognition of certain income recorded as income from mortgage loan sales, deferring recognition from the current accounting period to a subsequent period. The estimated effect of adoption of SAB No. 105 on the results of operations for the three months ended June 30, 2004 and for the year ended December 31, 2004 was a $356,000 reduction in Dover’s income from mortgage loan sales.

The comparison of income from mortgage loan sales on a year-to-date basis in 2004 to 2003 has been affected by the acquisition of Dover Mortgage Company on April 1, 2003 as noted above. In addition, income from mortgage loan sales has been negatively impacted in general in 2004 by the increase in long-term conforming mortgage rates from the historical lows that prevailed through most of 2003 and especially by the resulting slowdown in mortgage refinancing activity. The effect of the resulting decline in income from mortgage loan sales has been somewhat offset, however, by the reduction in compensation and other expenses related to the mortgage operations. Compared to 2003, income from mortgage loan sales declined $858,000 in 2004. Apart from the general factors noted above, there were certain specific factors that impacted the comparison of income from mortgage loan sales between 2004 and 2003 as follows:

•	The adoption of SAB No. 105 in the second quarter of 2004 reduced Dover’s income from mortgage loan sales as discussed above.

•	Results for the third and fourth quarters of 2003 were negatively affected by reductions of approximately $1,250,000 and $80,000, respectively, in income from mortgage loan sales of Dover as a result of the failure to properly obtain forward sales commitments when certain interest rate locks or commitments to lend were entered into with potential borrowers.

•	Income from mortgage loan sales benefited in the first quarter of 2004 as a result of the $233,000 in income from the sale by First National Bank of 1-4 family residential mortgage loans totaling $12,535,000 that were previously classified as loans held for investment at December 31, 2003 but transferred to loans held for sale in the 2004 first quarter.

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

Earnings Review

The Corporation’s net income decreased $1,802,000 in 2004, down 21.5% from 2003, largely reflecting the $2,170,000 increase in the provision for loan losses as discussed above. Earnings were positively impacted in 2004 by increases of $1,020,000 or 3.8% in net interest income and $73,000 in noninterest income, which gains were more than offset by a $1,596,000 increase in noninterest expense. Certain factors specifically affecting the elements of income and expense and the comparability of operating results on a year-to-date basis between 2004 and 2003 were discussed in the “Overview—Significant Factors Affecting Earnings in 2004”.

The Corporation’s net income increased $200,000 in 2003, up 2.4% over 2002, reflecting in part the acquisitions of Rowan Bank and Dover Mortgage Company on August 1, 2002 and April 1, 2003, respectively, as discussed above. Earnings were positively impacted in 2003 by increases of $1,676,000 or 6.6% in net interest income and $5,332,000 or 64.5% in noninterest income. The net $7,008,000 gain in revenue from operations was significantly offset, however, by increases of $7,019,000 or 34.9% in noninterest expense and $80,000 in the provision for loan losses. Noninterest income was significantly augmented by the increase in income from mortgage loan sales following the Dover acquisition, except for the reductions in Dover income from mortgage loan sales in 2003 as noted in the “Overview—Significant Factors Affecting Earnings in 2004”. Additionally, noninterest income was further augmented by the first full-year increase in service charges on deposit accounts resulting from the implementation of an overdraft protection program in July 2002 and by the increased level of income from mortgage loan sales by First National Bank as long-term conforming mortgage rates remained at historical lows through most of 2003. Noninterest expense was impacted significantly by the Dover acquisition and also by the Rowan Bank acquisition.

Return on average assets decreased from 1.25% in 2002 to 1.07% in 2003 to 0.80% in 2004. Return on average shareholders’ equity decreased from 12.82% in 2002 to 10.66% in 2003 to 8.00% in 2004. In 2004, return on tangible assets and equity (calculated by deducting average goodwill from average assets and from average equity) amounted to 0.82% and 9.98%, respectively.

Net Interest Income

Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

Net interest income was $28,034,000 in 2004 compared to $27,014,000 in 2003. The increase of $1,020,000 or 3.8% resulted primarily from a 4.5% increase in the level of average earning assets, the effect of which was partially offset by a decline in the net yield on earning assets, or net interest margin, from 3.94% in 2003 to 3.89% in 2004. In 2003, the increase of $1,676,000 or 6.6% resulted largely from the acquisitions of Rowan Bank and Dover Mortgage Company on August 1, 2002 and April 1, 2003, respectively, as discussed above, which was the primary factor resulting in an 18.7% increase in the level of average earning assets, the effect of which was partially offset by a decline in the net yield on earning assets, or net interest margin, from 4.40% to 3.94%. On a taxable equivalent basis, the increases in net interest income in 2004 and 2003 were $907,000 and $1,665,000, respectively, reflecting changes in the relative mix of taxable and non-taxable earning assets in each year.

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

Table 1

Average Balances and Net Interest Income Analysis

	2004			2003			2002
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(taxable equivalent basis, dollars in thousands)
EARNING ASSETS
Loans (1) (2)	$612,217	$35,308	5.77%	$549,234	$33,351	6.07%	$432,053	$29,825	6.90%
Investment securities (1):
Taxable income	81,253	3,556	4.38	105,617	5,397	5.11	134,807	8,952	6.64
Non-taxable income	47,630	2,725	5.72	41,452	2,555	6.16	25,063	1,870	7.46
Other earning assets	13,602	161	1.19	25,610	282	1.10	16,409	243	1.48

Total earning assets	754,702	41,750	5.53	721,913	41,585	5.76	608,332	40,890	6.72

Cash and due from banks	16,945			17,337			13,179
Goodwill	16,332			15,403			5,316
Other assets, net	37,211			33,698			29,001

TOTAL ASSETS	$825,190			$788,351			$655,828

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Demand deposits	$89,827	362.40		$85,039	421.50		$67,809	502.74
Savings deposits	54,298	168.31		51,586	279.54		41,216	401.97
Money market deposits	75,824	798	1.05	74,881	838	1.12	59,223	1,065	1.80
Certificates and other time deposits	329,812	7,646	2.32	319,581	8,062	2.52	304,147	9,941	3.27
Retail repurchase agreements	15,890	158.99		18,786	160.85		15,057	259	1.72
Federal Home Loan Bank advances	69,490	2,546	3.66	53,240	2,321	4.36	38,416	1,784	4.64
Federal funds purchased	4,181	71	1.70	515	7	1.39	472	10	2.06
Other borrowed funds	22,306	653	2.93	35,044	1,056	3.01	4,222	152	3.61

Total interest-bearing liabilities	661,628	12,402	1.87	638,672	13,144	2.06	530,562	14,114	2.66

Noninterest-bearing demand deposits	74,741			63,608			54,471
Other liabilities	6,389			7,254			6,854
Shareholders’ equity	82,432			78,817			63,941

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$825,190			$788,351			$655,828

NET INTEREST INCOME AND SPREAD		$29,348	3.66%		$28,441	3.70%		$26,776	4.06%

NET YIELD ON EARNING ASSETS			3.89%			3.94%			4.40%

(1)	Interest income and yields related to certain investment securities and loans exempt from both federal and state income tax or from state income tax alone are stated on a fully taxable equivalent basis, assuming a 34% federal tax rate and applicable state tax rate, reduced by the nondeductible portion of interest expense.
(2)	Nonaccrual loans are included in the average loan balance. Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.

Changes in the net interest margin and net interest spread tend to correlate with movements in the prime rate of interest. There are variations, however, in the degree and timing of rate changes, compared to prime, for the different types of earning assets and interest-bearing liabilities.

Following the significant declines in 2001, interest rates tended to stabilize, until mid-2004, in a generally low-rate environment for rates both earned and paid by the Corporation. After reductions in the prime rate totaling 4.75% in 2001, there were additional rate cuts of .50% in November 2002 and .25% in June 2003, resulting in the prime rate of 4.00% that was effective through June 30, 2004. Due to concern about increasing inflationary pressures, the Federal Reserve took action to raise the level of interest rates at the end of June 2004, causing the prime rate to increase to 4.25% in July 2004. Four additional rate increases of 25 basis points each during the second six months of 2004 have raised the prime rate to the 5.25% level at December 31, 2004. The prime rate averaged 6.99% in 2001, falling to 4.67% in 2002 and 4.12% in 2003 and rising to 4.33% in 2004.

The Corporation’s net interest margin and net interest spread were negatively impacted in 2003 due in part to the prime rate reductions in November 2002 and June 2003 but also because of the cumulative effect of the reductions in yields on fixed rate earning assets over an extended period. While there was some continuing erosion of the margin and spread in the first six months of 2004, the prime rate increases in the second six months of 2004 have had a positive effect on the margin and spread.

In 2004, the net interest spread declined by 4 basis points from 3.70% in 2003 to 3.66% in 2004, reflecting the effect of a decrease in the average total yield on earning assets that more than offset the decrease in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets decreased by 23 basis points from 5.76% in 2003 to 5.53% in 2004, while the cost of funds decreased by 19 basis points from 2.06% to 1.87%. In 2003, the 36 basis points decrease in net interest spread resulted from a 96 basis points decrease in the yield on earning assets as partially offset by a 60 basis points decrease in the cost of funds.

The 2004 and 2003 changes in net interest income on a taxable equivalent basis, as measured by volume and rate variances, are analyzed in Table 2. Volume refers to the average dollar level of earning assets and interest-bearing liabilities.

Table 2

Volume and Rate Variance Analysis

	2004 Versus 2003			2003 Versus 2002
	Variance due to(1)			Variance due to(1)
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(taxable equivalent basis, in thousands)
Interest Income
Loans (2)	$3,677	$(1,720)	$1,957	$7,411	$(3,885)	$3,526
Investment securities (2):
Taxable income	(1,137)	(704)	(1,841)	(1,722)	(1,833)	(3,555)
Non-taxable income	362	(192)	170	1,055	(370)	685
Other earning assets	(142)	21	(121)	112	(73)	39

Total interest income	2,760	(2,595)	165	6,856	(6,161)	695

Interest Expense
Interest-bearing deposits:
Demand deposits	25	(84)	(59)	107	(188)	(81)
Savings deposits	14	(125)	(111)	84	(206)	(122)
Money market deposits	11	(51)	(40)	238	(465)	(227)
Certificates and other time deposits	249	(665)	(416)	487	(2,366)	(1,879)
Retail repurchase agreements	(26)	24	(2)	54	(153)	(99)
Federal Home Loan Bank advances	636	(411)	225	650	(113)	537
Federal funds purchased	62	2	64	1	(4)	(3)
Other borrowed funds	(376)	(27)	(403)	933	(29)	904

Total interest expense	595	(1,337)	(742)	2,554	(3,524)	(970)

Net Interest Income	$2,165	$(1,258)	$907	$4,302	$(2,637)	$1,665

(1)	The mix variance, not separately stated, has been proportionally allocated to the volume and rate variances based on their absolute dollar amount.

(2)	Interest income related to certain investment securities and loans exempt from both federal and state income tax or from state income tax alone is stated on a fully taxable equivalent basis, assuming a 34% federal tax rate and applicable state tax rate, reduced by the nondeductible portion of interest expense.

Provision for Loan Losses

This provision is the charge against earnings to provide an allowance or reserve for probable losses inherent in the loan portfolio. The amount of each year’s charge is affected by several considerations including management’s evaluation of various risk factors in determining the adequacy of the allowance (see “Asset Quality”), actual loan loss experience and loan portfolio growth. Earnings were negatively impacted in 2004 by a $2,170,000 increase in the provision for loan losses, largely as a result of the $2,780,000 provision recorded in the 2004 second quarter which exceeded the 2003 second quarter provision by $1,950,000. Actual loan charge-offs in the 2004 second quarter amounted to $2,574,000. The determination of the second quarter provision for loan losses took into account the actual charge-offs, the significant growth in loans held for investment during the second quarter, and the level of nonperforming loans, which increased to $7,026,000 at June 30, 2004 compared to $5,725,000 at March 31, 2004. Nonperforming loans amounted to $5,227,000 at December 31, 2004.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.12% at December 31, 2004, 1.14% at December 31, 2003 and 1.22% at December 31, 2002. The allowance percentage has decreased due to charge-offs of impaired loans which were specifically reserved and a general improvement in economic conditions.

Noninterest Income

Noninterest income increased only $73,000 or 0.5% in 2004, due primarily to a decline of $858,000 in income from mortgage loan sales, as discussed in the “Overview—Significant Factors Affecting Earnings in 2004”, that substantially offset gains in other areas of noninterest income. The increase in service charges on deposit accounts was largely due to selected increases in service charge rates that became effective in 2004.

Noninterest income increased $5,332,000 or 64.5% in 2003, reflecting in large part the acquisition of Dover Mortgage Company on April 1, 2003 as discussed above, to a lesser extent the acquisition of Rowan Bank on August 1, 2002 as discussed above, and further to the general increase in the volume of business. The increase was primarily due to a $3,259,000 increase in income from mortgage loan sales and a $1,209,000 increase in service charges on deposit accounts. The increase in income from mortgage loan sales was largely due to the Dover acquisition but there was also an increase in the level of income from mortgage loan sales by First National Bank as long-term conforming mortgage rates remained at historical lows through most of 2003. The increase in service charges on deposit accounts was primarily due to the first full-year results of an overdraft protection program implemented in July 2002. The increase in trust and investment services was largely related to the general increase in the volume of sales of annuity products.

Noninterest Expense

Noninterest expense was $1,596,000 or 5.9% higher in 2004, due primarily to the effect of the acquisition of Dover Mortgage Company on April 1, 2003 on this comparison. While the 2003 first quarter did not contain any noninterest expense attributable to Dover, such expense in the 2004 first quarter amounted to $861,000. While the level of mortgage loan sales activity tends to have an impact on compensation and other expenses related to the mortgage operations, the general level of personnel expense, despite the reduction in mortgage loan sales activity as discussed in the “Overview—Significant Factors Affecting Earnings in 2004”, has been affected in 2004 by increased staffing requirements, by normal salary adjustments and by higher costs of fringe benefits. The decrease in furniture and equipment expense was due mainly to the reduction in depreciation expense related to furniture and equipment that became fully depreciated in 2003. Other expense has been affected in 2004 by higher levels of advertising and marketing expenditures and by increased expenses related to credit administration and foreclosed properties.

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

Income Taxes

As noted in the “Overview—Significant Factors Affecting Earnings in 2004”, the 2003 results were positively affected by a $173,000 reduction in income tax expense for the change in the valuation allowance for state deferred income tax assets as a result of management’s judgment that these assets would be realized in future periods. Exclusive of the change in the valuation allowance for state deferred income tax assets, the effective income tax rate decreased from 29.0% in 2003 to 26.0% in 2004 due principally to a decrease in the ratio of taxable to tax-exempt income. The effective income tax rate decreased from 29.8% in 2002 to 29.0% in 2003 due principally to a decrease in the ratio of taxable to tax-exempt income.

Liquidity

Liquidity for First National Bank refers to its continuing ability to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to the Parent Company for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from five major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold, (c) lines for the purchase of federal funds from other banks, (d) the line of credit established at the Federal Home Loan Bank, less charges against that line for existing advances and letters of credit used to secure public funds on deposit, and (e) the investment securities portfolio. All debt securities are of investment grade quality and, if the need arises, can be promptly liquidated on the open market or pledged as collateral for short-term borrowing.

Consistent with the general approach to liquidity, loans and other assets of First National Bank are based primarily on a core of local deposits and First National Bank’s capital position. To date, the steady increase in deposits, retail repurchase agreements and capital, supplemented by Federal Home Loan Bank advances and a modest amount of brokered deposits, has been adequate to fund loan demand in First National Bank’s market area, while maintaining the desired level of immediate liquidity and a substantial investment securities portfolio available for both immediate and secondary liquidity purposes. It is anticipated that funding sources in the future will include an increased use of brokered deposits and, additionally, institutional deposits obtained from secure websites on the internet.

Liquidity for Dover Mortgage Company refers to its continuing ability to fund mortgage loan commitments, pay operating expenses and provide funds to the Parent Company for payment of dividends, debt service and other operational requirements. Liquidity is principally available from a line of credit with another financial institution.

Contractual Obligations

Under existing contractual obligations, the Corporation will be required to make payments in future periods. Table 3 presents aggregated information about the payments due under such contractual obligations at December 31, 2004. Transaction deposit accounts with indeterminate maturities have been classified as having payments due in one year or less.

Table 3

Contractual Obligations

	Payments Due by Period at December 31, 2004
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(dollars in thousands)
Deposits	$556,889	$90,972	$11,608	$75	$659,544
Retail repurchase agreements	13,818	—	—	—	13,818
Federal Home Loan Bank advances	3,072	2,048	8,918	55,050	69,088
Federal funds purchased	8,175	—	—	—	8,175
Other borrowed funds	12,496	3,662	3,662	2,746	22,566
Lease obligations	223	217	162	1,170	1,772
Pension plan contribution expected in 2005	—	—	—	—	—

Total contractual cash obligations	$594,673	$96,899	$24,350	$59,041	$774,963

Commitments, Contingencies and Off-Balance Sheet Risk

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at December 31, 2004 are discussed below.

Commitments by First National Bank to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2004, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $167,502,000. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

In connection with its asset/liability management objectives, the Corporation in 2004 entered into an interest rate swap on a $7,000,000 Federal Home Loan Bank (FHLB) advance that converts the fixed rate cash flow exposure on the FHLB advance to a variable rate cash flow. As structured, the pay-variable, receive-fixed swap is evaluated as being a fair value hedge with no ineffectiveness; and, consequently, the difference in cash flows in each period between the variable rate interest payments that the Corporation makes and the fixed rate interest payments received is currently reported in earnings.

For the twelve months ended December 31, 2004, the interest rate swap resulted in a net reduction of $85,000 in the interest expense that would otherwise have been reported for the FHLB advance. The fair value of the swap at December 31, 2004 was recorded on the consolidated balance sheet as a liability in the amount of $131,000, offset by a valuation adjustment in the same amount to the FHLB advance.

First National Bank issues standby letters of credit whereby it guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to standby letters of credit was $6,445,000 at December 31, 2004 and $6,221,000 at December 31, 2003. Due to insignificance, the Corporation has recorded no liability at December 31, 2004 for the current carrying amount of the obligation to perform as a guarantor.

Dover Mortgage Company originates certain residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a residential mortgage loan with a potential borrower and the time the closed loan is sold, the Corporation is subject to variability in market prices related to these commitments. The Corporation believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate residential mortgage loans totaled $16,382,000 at December 31, 2004. The related forward sales commitments totaled $16,382,000 at December 31, 2004. The fair value of these commitments was recorded as a net asset of $19,000 at December 31, 2004. Loans held for sale by Dover Mortgage Company totaled $10,919,000 at December 31, 2004. The related forward sales commitments totaled $10,919,000 at December 31, 2004. The fair value of these commitments was recorded as a net liability of $32,000 at December 31, 2004.

First National Bank had loans held for sale of $729,000 at December 31, 2004. Binding commitments of First National Bank for the origination of mortgage loans intended to be held for sale at December 31, 2004 were not material.

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

The Corporation’s balance sheet was asset-sensitive at December 31, 2004. An asset-sensitive position means that, for cumulative gap measurement periods of one year or less, there are more assets than liabilities subject to immediate repricing as market rates change. Because immediately rate sensitive assets exceed rate sensitive interest-bearing liabilities, the earnings position could improve in a rising rate environment and could deteriorate in a declining rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

Table 4 presents information about the periods in which the interest-sensitive assets and liabilities at December 31, 2004 will either mature or be subject to repricing in accordance with market rates, and the resulting interest-sensitivity gaps. This table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of what the sensitivity will be on other dates. As a simplifying assumption concerning repricing behavior, 50% of the interest-bearing demand, savings and money market deposits are assumed to reprice immediately and 50% are assumed to reprice beyond one year.

Table 4

Interest Rate Sensitivity Analysis

	December 31, 2004
	Rate Maturity in Days			Beyond One Year	Total
	1-90	91-180	181-365
	(dollars in thousands)
Earning Assets
Loans	$446,031	$19,334	$22,450	$176,939	$664,754
Investment securities	8,676	3,445	—	113,022	125,143
Interest-bearing bank balances	1,309	—	—	—	1,309
Federal funds sold	91	—	—	—	91

Total earning assets	456,107	22,779	22,450	289,961	791,297

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	46,690	—	—	46,689	93,379
Savings deposits	26,583	—	—	26,583	53,166
Money market deposits	36,712	—	—	36,711	73,423
Time deposits of $100,000 or more	59,845	38,473	27,537	29,423	155,278
Other time deposits	44,662	38,585	58,452	67,189	208,888
Retail repurchase agreements	13,818	—	—	—	13,818
Federal Home Loan Bank advances	7,381	512	2,048	59,147	69,088
Federal funds purchased	8,175	—	—	—	8,175
Other borrowed funds	354	11,227	915	10,070	22,566

Total interest-bearing liabilities	244,220	88,797	88,952	275,812	697,781

Interest Sensitivity Gap	$211,887	$(66,018)	$(66,502)	$14,149	$93,516

Cumulative gap	$211,887	$145,869	$79,367	$93,516	$93,516
Ratio of interest-sensitive assets to interest-sensitive liabilities	187%	26%	25%	105%	113%

Market Risk

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

The Corporation’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The structure of the Corporation’s loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. The Corporation does not maintain a trading account nor is the Corporation subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the Corporation’s asset/liability management function, which is discussed in “Asset/Liability Management and Interest Rate Sensitivity” above. The use of an interest rate swap in conjunction with asset/liability management objectives is discussed in “Commitments, Contingencies and Off-Balance Sheet Risk” above.

Table 5 presents information about the contractual maturities, average interest rates and estimated fair values of financial instruments considered market risk sensitive at December 31, 2004.

Table 5

Market Risk Analysis of Financial Instruments

	Contractual Maturities at December 31, 2004
	2005	2006	2007	2008	2009	Beyond Five Years	Total	Average Interest Rate (1)	Estimated Fair Value
	(dollars in thousands)
Financial Assets
Debt Securities (2):
Fixed rate	$6,261	$12,038	$7,815	$13,355	$9,011	$68,087	$116,567	4.90%	$117,643
Variable rate	—	—	—	1,000	—	132	1,132	1.86%	1,134
Loans (3):
Fixed rate	53,640	29,548	27,624	25,882	32,206	33,125	202,025	6.96	202,887
Variable rate	163,516	66,061	56,660	50,954	71,396	54,142	462,729	5.76	462,973
Interest-bearing bank balances	—	—	—	—	—	—	1,309	2.10	1,309
Federal funds sold	—	—	—	—	—	—	91	2.24	91

Total	$223,417	$107,647	$92,099	$91,191	$112,613	$155,486	$783,853	5.93	$786,037

Financial Liabilities
Interest-bearing demand deposits	$—	$—	$—	$—	$—	$—	$93,379.49		$93,379
Savings deposits	—	—	—	—	—	—	53,166.25		53,166
Money market deposits	—	—	—	—	—	—	73,423	1.60	73,423
Time deposits:
Fixed rate	260,266	62,549	26,196	6,116	5,276	75	360,478	2.68	365,878
Variable rate	1,245	1,808	419	216	—	—	3,688	2.98	3,688
Retail repurchase agreements	—	—	—	—	—	—	13,818	1.90	13,818
Federal Home Loan Bank advances:
Fixed Rate	3,072	1,536	512	—	2,049	55,050	62,219	3.87	64,314
Variable Rate	—	—	—	—	6,869	—	6,869	3.73	6,869
Federal funds purchased	—	—	—	—	—	—	8,175	2.57	8,175
Other borrowed funds	12,496	1,831	1,831	1,831	1,831	2,746	22,566	4.05	22,566

Total	$277,079	$67,724	$28,958	$8,163	$16,025	$57,871	$697,781	2.23	$705,276

(1)	The average interest rate related to debt securities is stated on a fully taxable equivalent basis, assuming a 34% federal income tax rate and applicable state income tax rate, reduced by the nondeductible portion of interest expense.
(2)	Debt securities are reported on the basis of amortized cost. Mortgage-backed securities which have monthly curtailments of principal are categorized by final maturity.
(3)	Nonaccrual loans are included in the balance of loans. The allowance for loan losses is excluded.

Capital Adequacy

Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders’ equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution’s ongoing trading activities. At December 31, 2004, FNB Corp. and First National Bank were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital. Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%. At December 31, 2004, FNB Corp. and First National Bank had total capital ratios of 10.08% and 11.24%, respectively, and Tier 1 capital ratios of 9.05% and 10.21%.

The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At December 31, 2004, FNB Corp. and First National Bank had leverage capital ratios of 7.73% and 8.80%, respectively.

First National Bank is also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, a bank must have a minimum ratio for total capital of 10.00%, for Tier 1 capital of 6.00% and for leverage capital of 5.00%. As noted above, First National Bank met all of those ratio requirements at December 31, 2004 and, accordingly, is well-capitalized under the regulatory framework for prompt corrective action.

Balance Sheet Review

Asset growth in 2004 related to internal factors, unlike both 2003 and 2002 when growth largely reflected an acquisition through merger in each year. As discussed in the “Overview”, Dover Mortgage Company was acquired on April 1, 2003 and Rowan Bank on August 1, 2002. Total assets increased $89,646,000 or 11.6% in 2004, $18,875,000 or 2.5% in 2003 and $160,628,000 or 27.1% in 2002. Deposits grew $61,619,000 or 10.3%, $5,571,000 or 0.9% and $112,124,000 or 23.3%, respectively, in the same periods. The level of total assets was also affected in 2004 by net additional advances of $15,785,000 from the Federal Home Loan Bank that were obtained primarily to help fund loan growth. The average asset growth rates were 4.7% in 2004 and 20.2% in 2003. The corresponding average deposit growth rates were 5.0% and 12.9%.

Investment Securities

Investments are carried on the consolidated balance sheet at estimated fair value for available-for-sale securities and at amortized cost for held-to-maturity securities. Table 6 presents information, on the basis of selected maturities, about the composition of the investment securities portfolio for each of the last three years.

Table 6

Investment Securities Portfolio Analysis

	December 31
	2004			2003	2002
	Amortized Cost	Estimated Fair Value	Taxable Equivalent Yield (1)	Carrying Value	Carrying Value
	(dollars in thousands)
Available for Sale
U.S. Government agencies and corporations:
Within one year	$1,250	$1,262	6.73%	$1,029	$518
One to five years	13,175	13,078	3.34	5,340	6,466
Five to ten years	15,368	15,583	5.04	28,207	59,225
Over ten years	1,998	2,002	5.92	8,105	27,555

Total	31,791	31,925	4.45	42,681	93,764

Mortgage-backed securities	8,364	8,392	4.80	5,545	1,039

State, county and municipal:
Within one year	859	866	7.81	533	1,312
One to five years	3,896	4,038	7.92	4,219	4,563
Five to ten years	9,841	10,292	7.55	9,737	10,912
Over ten years	6,448	6,793	7.12	8,842	9,417

Total	21,044	21,989	7.51	23,331	26,204

Other debt securities:
Within one year	—	—	—	—	507
One to five years	3,041	3,138	4.01	3,148	—
Five to ten years	—	—	—	—	1,150
Over ten years	2,079	2,657	9.88	2,562	2,304

Total	5,120	5,795	6.39	5,710	3,961

Total debt securities	66,319	68,101	5.62	77,267	124,968
Equity securities	5,640	5,662		3,291	4,168

Total available-for-sale securities	$71,959	$73,763		$80,558	$129,136

Held to Maturity
U.S. Government agencies and corporations:
Within one year	$2,001	$1,999	1.85	$4,055	$—
One to five years	13,912	13,733	3.06	14,558	7,000
Five to ten years	7,000	6,825	4.17	15,063	13,996

Total	22,913	22,557	3.30	33,676	20,996

Mortgage-backed securities	1,270	1,268	4.49	501	—

State, county and municipal:
Within one year	2,151	2,144	1.74	2,197	—
One to five years	8,078	7,987	3.00	8,574	—
Five to ten years	7,307	7,201	4.99	6,927	483
Over ten years	7,661	7,538	6.12	9,826	3,242

Total	25,197	24,870	4.43	27,524	3,725

Other debt securities:
Within one year	—	—	—	—	—
One to five years	1,000	990	2.30	1,000	—
Five to ten years	1,000	991	4.70	1,000	—

Total	2,000	1,981	3.50	2,000	—

Total held-to-maturity securities	$51,380	$50,676	3.89	$63,701	$24,721

(1)	Yields are stated on a fully taxable equivalent basis, assuming a 34% federal income tax rate and applicable state income tax rate, reduced by the nondeductible portion of interest expense.

Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. In both 2004 and 2003, when the growth in loans significantly exceeded that for total assets, there was a net decrease in the level of investment securities, amounting to $19,116,000 or 13.3% and $9,598,000 or 6.2%, respectively. Investable funds not otherwise utilized are temporarily invested on an overnight basis as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs. In 2003, the level of funds temporarily invested as federal funds sold or as interest-bearing balances at other banks, which was higher than normal at December 31, 2002 due to proceeds from investment maturities and calls being held in a liquid status, was significantly reduced to supply part of the funding for loan growth. In 2004, there was a further reduction of interest-bearing bank balances for loan growth purposes.

Loans

The Corporation’s primary source of revenue and largest component of earning assets is the loan portfolio. In 2004, loans increased $112,841,000 or 20.4% due entirely to internal loan generation. In 2003, loans increased $49,571,000 or 9.9% due largely to internal loan generation, although augmented by the acquisition of Dover Mortgage Company on April 1, 2003 as discussed in the “Overview”. Average loans increased $62,983,000 or 11.5% in 2004 and $117,181,000 or 27.1% in 2003. The ratio of average loans to average deposits increased from 92.4% in 2003 to 98.0% in 2004. The ratio of loans to deposits at December 31, 2004 was 100.8%.

Table 7 sets forth the major categories of loans for each of the last five years. The maturity distribution and interest rate sensitivity of selected loan categories at December 31, 2004 are presented in Table 8.

Table 7

Loan Portfolio Composition

	December 31
	2004		2003		2002		2001		2000
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Commercial and agricultural	$196,846	30.1	$215,036	39.6	$198,085	39.6	$177,577	46.9	$160,057	41.5
Real estate—construction	83,433	12.8	36,357	6.7	29,553	5.9	11,249	3.0	5,734	1.5
Real estate—mortgage:
1-4 family residential	197,855	30.3	184,881	34.0	188,764	37.8	146,347	38.6	165,057	42.8
Commercial and other	154,024	23.6	86,734	15.9	59,760	12.0	15,269	4.0	16,050	4.2
Consumer	20,899	3.2	19,973	3.7	21,550	4.3	20,978	5.5	25,290	6.5
Leases	49	—	365.1		1,843.4		7,376	2.0	13,679	3.5

Loans held for investment	653,106	100.0	543,346	100.0	499,555	100.0	378,796	100.0	385,867	100.0

Loans held for sale	11,648		8,567		2,787		12,836		9,870

Gross loans	$664,754		$551,913		$502,342		$391,632		$395,737

Table 8

Selected Loan Maturities

	December 31, 2004
	One Year or Less	One to Five Years	Over Five Years	Total
	(in thousands)
Commercial and agricultural	$65,703	$120,624	$10,519	$196,846
Real estate—construction	47,547	25,424	10,462	83,433

Total selected loans	$113,250	$146,048	$20,981	$280,279

Sensitivity to rate changes:
Fixed interest rates	$17,001	$34,352	$4,159	$55,512
Variable interest rates	96,249	111,696	16,822	224,767

Total	$113,250	$146,048	$20,981	$280,279

In both 2004 and 2003, loans grew significantly, following an extended period in which the level of the entire loan portfolio had been adversely impacted by the general slowdown of the economy. In particular, the portfolios related to construction loans and commercial and other real estate loans experienced significant gains in each year. Following a gain in 2003, the commercial and agricultural loan portfolio declined in 2004. Exclusive of the initial impact of the acquisition of Dover Mortgage Company on April 1, 2003 and Rowan Bank on August 1, 2002, as discussed in the “Overview”, the balance of the 1-4 family residential mortgage loan portfolio has been affected by the high level of refinancing activity that commenced in 2001 and extended through approximately the end of 2003, especially since many refinanced loans that were previously included in the “held for investment” category were sold as part of the refinancing process, and was also affected, as discussed in the “Overview—Significant Items Affecting Earnings in 2004”, by the direct sale in the 2004 first quarter of certain loans previously classified as held for investment. The level of the 1-4 family residential mortgage portfolio has been bolstered by steady growth, especially in 2004 and 2003, in loan balances resulting from home equity lines of credit.

Asset Quality

Management considers the asset quality of First National Bank to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. As part of the loan review function, a third party assessment group is employed to review the underwriting documentation and risk grading analysis.

In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to a review of individual loans, historical loan loss experience, the value and adequacy of collateral, and economic conditions in First National Bank’s market area. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In addition, various regulatory agencies, as an integral part of their examination process, periodically review First National Bank’s allowance for loan losses. Such agencies may require First National Bank to recognize changes to the allowance based on their judgments about information available to them at the time of their examinations. Loans are charged off when in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance.

At December 31, 2004, the Corporation did not have any loans considered impaired. At December 31, 2003, the Corporation had impaired loans which totaled $1,963,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $1,133,000.

The adequacy of the allowance for loan losses is measured on a quarterly basis against an allocation model that assigns reserves to various components of the loan portfolio in order to provide for probable inherent losses. Homogeneous pools of loans are segregated, and classifications of individual loans within certain of these pools are identified using risk grades derived from regulatory risk guidelines and additional internal parameters. Utilizing the trailing two-year historical loss experience of First National Bank and the assessment of portfolio quality and diversification trends and economic factors, a range of appropriate reserves is calculated for each classification and pool of loans. Allocated to each pool is a reserve amount within the calculated range, as supported by the historical loss ratios. Additional reserves are estimated and assigned to the most adversely classified loans based upon an individual analysis of present-value repayment and/or liquidation projections of each loan. A portion of the total reserve may be unallocated to any specific segment of the loan portfolio, but will not exceed the upper limit of the total calculated reserve range when aggregated with allocated portions. The determination within the allowance model of allocated and unallocated components is not necessarily indicative of future losses or allocations. The entire balance of the allowance for loan losses is available to absorb losses in any segment of the loan portfolio.

Earnings were negatively impacted in 2004 by a $2,170,000 increase in the provision for loan losses, largely as a result of the $2,780,000 provision recorded in the 2004 second quarter which exceeded the 2003 second quarter provision by $1,950,000. Actual loan charge-offs in the 2004 second quarter amounted to $2,574,000. The determination of the second quarter provision for loan losses took into account the actual charge-offs, the significant growth in loans held for investment during the second quarter, and the level of nonperforming loans, which increased to $7,026,000 at June 30, 2004 compared to $5,725,000 at March 31, 2004. Nonperforming loans amounted to $5,227,000 at December 31, 2004.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.12% at December 31, 2004, 1.14% at December 31, 2003 and 1.22% at December 31, 2002. The allowance percentage has decreased due to charge-offs of impaired loans which were specifically reserved and a general improvement in economic conditions.

Management believes the allowance for loan losses of $7,293,000 at December 31, 2004 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment.

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

Table 9

Allowance for Loan Losses and Nonperforming Assets

	2004	2003	2002	2001	2000
	(dollars in thousands)
Allowance for Loan Losses
Balance at beginning of year	$6,172	$6,109	$4,417	$4,352	$3,289
Charge-offs:
Commercial and agricultural	2,007	1,165	502	152	603
Real estate—construction	—	133	—	—	—
Real estate—mortgage	943	244	101	10	21
Consumer	211	332	538	395	277
Leases	106	26	243	702	12

Total charge-offs	3,267	1,900	1,384	1,259	913

Recoveries:
Commercial and agricultural	158	14	116	63	117
Real estate—construction	1	—	—	—	—
Real estate—mortgage	36	—	1	8	6
Consumer	94	85	76	96	130
Leases	114	4	64	—	—

Total recoveries	403	103	257	167	253

Net loan charge-offs	2,864	1,797	1,127	1,092	660
Provision for loan losses (1)	4,030	1,860	1,780	1,200	1,802
Purchase accounting acquisition	—	—	1,039	—	—
Allowance adjustment for loans sold	(45)	—	—	(43)	(79)

Balance at end of year	$7,293	$6,172	$6,109	$4,417	$4,352

Nonperforming Assets, at end of year
Nonaccrual loans	$3,952	$5,235	$4,944	$4,144	$1,478
Accruing loans past due 90 days or more	1,275	758	1,268	609	367

Total nonperforming loans	5,227	5,993	6,212	4,753	1,845
Foreclosed assets	77	65	61	123	33
Other real estate owned	543	1,008	414	758	163

Total nonperforming assets	$5,847	$7,066	$6,687	$5,634	$2,041

Ratios
Net loan charge-offs to average loans	.47%	.33%	.26%	.28%	.17%
Net loan charge-offs to allowance for loan losses	39.27	29.12	18.45	24.72	15.17
Allowance for loan losses to loans held for investment	1.12	1.14	1.22	1.17	1.13
Total nonperforming loans to loans held for investment	.80	1.10	1.24	1.25	.48

(1)	Approximately $450,000 of the total provision for loan losses in 2000 was merger related.

Table 10

Allocation of Allowance For Loan Losses

	December 31
	2004	2003	2002	2001	2000
	(in thousands)
Commercial and agricultural	$2,953	$3,440	$2,939	$1,590	$1,714
Real estate—construction	1,015	118	128	15	21
Real estate—mortgage	2,401	1,395	1,539	776	982
Consumer	592	756	911	934	1,076
Leases	—	21	194	734	201
Unallocated	332	442	398	368	358

Total allowance for loan losses	$7,293	$6,172	$6,109	$4,417	$4,352

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

The level and mix of deposits has been specifically affected by the following factors. Following an extended period in which balances had decreased due to interest rate declines, time deposits increased $52,758,000 in 2004 due in part to higher rates but also reflecting the acquisition of brokered time deposits and the increase in time deposits obtained from governmental units, these latter deposits amounting to $67,260,000, $49,605,000 and $42,323,000 at December 31, 2004, 2003 and 2002, respectively. Noninterest-bearing demand deposits and interest-bearing transactional deposits, including demand, savings and money market deposits, also grew in 2004, increasing $4,739,000 and $4,122,000, respectively. In 2003, reflecting new deposit products and extensive promotion efforts, noninterest-bearing demand deposits grew the most of any component of deposits, increasing $12,365,000. Interest-bearing transactional deposits also increased significantly in 2003, up $8,575,000. Time deposits decreased $15,369,000 in 2003 due to the continuing effect of interest rate declines.

Table 11 shows the year-end and average deposit balances for the years 2004, 2003 and 2002 and the changes in 2004 and 2003.

Table 11

Analysis of Deposits

	2004			2003			2002
	Balance	Change from Prior Year		Balance	Change from Prior Year		Balance
		Amount	%		Amount	%
	(dollars in thousands)
Year-End Balances
Interest-bearing deposits:
Demand deposits	$93,379	$4,089	4.6	$89,290	$3,814	4.5	$85,476
Savings deposits	53,166	732	1.4	52,434	2,778	5.6	49,656
Money market deposits	73,423	(699)	(.9)	74,122	1,983	2.7	72,139

Total	219,968	4,122	1.9	215,846	8,575	4.1	207,271
Certificates and other time deposits	364,166	52,758	16.9	311,408	(15,369)	(4.7)	326,777

Total interest-bearing deposits	584,134	56,880	10.8	527,254	(6,794)	(1.3)	534,048
Noninterest-bearing demand deposits	75,410	4,739	6.7	70,671	12,365	21.2	58,306

Total deposits	$659,544	$61,619	10.3	$597,925	$5,571.9		$592,354

Average Balances
Interest-bearing deposits:
Demand deposits	$89,827	$4,788	5.6	$85,039	$17,230	25.4	$67,809
Savings deposits	54,298	2,712	5.3	51,586	10,370	25.2	41,216
Money market deposits	75,824	943	1.3	74,881	15,658	26.4	59,223

Total	219,949	8,443	4.0	211,506	43,258	25.7	168,248
Certificates and other time deposits	329,812	10,231	3.2	319,581	15,434	5.1	304,147

Total interest-bearing deposits	549,761	18,674	3.5	531,087	58,692	12.4	472,395
Noninterest-bearing demand deposits	74,741	11,133	17.5	63,608	9,137	16.8	54,471

Total deposits	$624,502	$29,807	5.0	$594,695	$67,829	12.9	$526,866

Business Development Matters

As discussed in the “Overview” and in Note 2 to the Consolidated Financial Statements, the Corporation completed a merger on August 1, 2002 for the acquisition of Rowan Bancorp, Inc., holding company for Rowan Savings Bank SSB, Inc. (“Rowan Bank”), headquartered in China Grove, North Carolina, in a transaction accounted for using the purchase method of accounting for business combinations. Effective November 30, 2004, Rowan Bank was merged into First National Bank.

As also discussed in the “Overview” and in Note 2 to the Consolidated Financial Statements, the Corporation completed a merger on April 1, 2003 for the acquisition of Dover Mortgage Company, headquartered in Charlotte, North Carolina, in a transaction accounted for using the purchase method of accounting for business combinations.

In August 2003, First National Bank received regulatory approval for relocation of its existing branch offices in Laurinburg and Randleman, North Carolina. The new Laurinburg office opened for business in July 2004, while construction of the new Randleman office is expected to be complete in 2005. The Laurinburg office replaced a leased facility, while the Randleman office represents a move from an owned facility that is expected to be disposed of.

In January 2004, First National Bank received regulatory approval for establishment of its first branch office in Greensboro, North Carolina, resulting in the opening of a loan production office in February 2004. A full-service banking office in a leased facility is expected to replace the loan production office in 2005.

In November 2004, First National Bank received regulatory approval for the establishment of a second branch office in Greensboro, North Carolina. Construction of this full-service banking office is expected to be completed in 2005.

In 2004, Dover Mortgage Company opened new mortgage production offices in North Carolina at Carolina Beach in April and at Leland in November. Through representatives, Dover has commenced operations in Kiawah Island, South Carolina in January 2005 and in Asheville, North Carolina in March 2005.

Accounting Pronouncement Matters

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (R), “Accounting for Stock-Based Compensation” (“SFAS No. 123 (R)”). SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123 (R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period that begins after June 15, 2005. Accordingly, the Corporation will adopt SFAS No. 123 (R) commencing with the quarter ending September 30, 2005. If the pro forma cost of employee stock option compensation as disclosed in Note 1 below had been included in the Corporation’s current consolidated financial statements, net income for the fiscal years ended December 31, 2004, 2003 and 2002 would have decreased by approximately $340,000, $340,000, and $362,000, respectively. Accordingly, the adoption of SFAS No. 123 (R) is expected to have a material effect on the Corporation’s consolidated financial statements.

Effects of Inflation

The operations of First National Bank and Dover Mortgage Company and, therefore, of the Corporation are subject to the effects of inflation through interest rate fluctuations and changes in the general price level of noninterest operating expenses. Such costs as salaries, fringe benefits and utilities have tended to increase at a rate comparable to or even greater than the general rate of inflation. Broadly speaking, all operating expenses have risen to higher levels as inflationary pressures have increased. Management has responded to this situation by evaluating and adjusting fees charged for specific services and by emphasizing operating efficiencies.

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

Additionally, the level of activity in the origination of 1-4 family residential mortgage loans which directly affects the amount of income from mortgage loan sales, the principal source of revenue for Dover and an important source for First National Bank, is significantly affected by the level of interest rates, increasing as rates decline and decreasing as rates rise. In periods of rising rates, which do not generally benefit from the activity that results from the refinancing of residential mortgage loans, management attempts to increase the volume of originations resulting from traditional purchase mortgage transactions.

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

Table 12

Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	(in thousands, except per share data)
2004
Interest income	$9,377	$9,679	$10,307	$11,073
Interest expense	2,850	2,968	3,098	3,486

Net interest income	6,527	6,711	7,209	7,587
Provision for loan losses	270	2,780	460	520

Net interest income after provision for loan losses	6,257	3,931	6,749	7,067
Noninterest income	3,600	2,934	3,652	3,487
Noninterest expense	7,097	7,054	7,084	7,520

Income (loss) before income taxes	2,760	(189)	3,317	3,034
Income taxes (benefit)	808	(305)	1,033	788

Net income	$1,952	$116	$2,284	$2,246

Per share data:
Net income:
Basic	$.34	$.02	$.41	$.40
Diluted	.33	.02	.40	.39
Cash dividends declared	.15	.15	.15	.15
Common stock price (1):
High	22.90	22.50	19.60	21.19
Low	20.00	16.60	16.30	17.23

2003
Interest income	$10,173	$10,016	$9,707	$9,526
Interest expense	3,421	3,542	3,221	2,960

Net interest income	6,752	6,474	6,486	6,566
Provision for loan losses	250	830	455	325

Net interest income after provision for loan losses	6,502	5,644	6,031	6,241
Noninterest income	2,763	5,758	2,557	3,258
Noninterest expense	6,013	7,441	6,895	6,810

Income before income taxes	3,252	3,961	1,693	2,689
Income taxes	990	1,281	160	764

Net income	$2,262	$2,680	$1,533	$1,925

Per share data:
Net income:
Basic	$.42	$.48	$.27	$.34
Diluted	.40	.45	.26	.33
Cash dividends declared	.14	.14	.14	.17
Common stock price (1):
High	26.20	32.05	29.50	26.25
Low	19.10	22.41	24.03	21.18

(1)	FNB Corp. common stock is traded on the Nasdaq National Market under the symbol FNBN. At December 31, 2004, there were 1,807 shareholders of record.

Table 13

Issuer Purchase of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Three Months Ended December 31, 2004
October 1 to October 31	2,700	$18.55	2,700	275,900
November 1 to November 30	23,300	20.04	23,300	252,600
December 1 to December 31	6,000	19.94	6,000	246,600

Total	32,000	19.89	32,000	246,600

On July 28, 2004, the Corporation announced that the Board of Directors had authorized a program for the repurchase of up to 300,000 shares of common stock during the period commencing August 1, 2004 and ending July 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS

FNB CORP.

Asheboro, North Carolina

We have audited the accompanying consolidated balance sheet of FNB Corp. and subsidiaries (the “Corporation”) as of December 31, 2004 and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNB Corp. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Sanford, North Carolina

February 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Greenville, South Carolina

March 12, 2004

FNB CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2004	2003
	(in thousands, except share and per share data
Assets
Cash and due from banks	$19,109	$17,164
Interest-bearing bank balances	1,309	8,641
Federal funds sold	91	1,319
Investment securities:
Available for sale, at estimated fair value (amortized cost of $71,959 in 2004 and $77,971 in 2003)	73,763	80,558
Held to maturity (estimated fair value of $50,676 in 2004 and $63,000 in 2003)	51,380	63,701
Loans:
Loans held for sale	11,648	8,567
Loans held for investment	653,106	543,346
Less allowance for loan losses	(7,293)	(6,172)

Net loans	657,461	545,741

Premises and equipment, net	17,114	15,009
Goodwill	16,335	16,325
Other assets	26,329	24,787

Total Assets	$862,891	$773,245

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$75,410	$70,671
Interest-bearing deposits:
Demand, savings and money market deposits	219,968	215,846
Time deposits of $100,000 or more	155,278	118,199
Other time deposits	208,888	193,209

Total deposits	659,544	597,925
Retail repurchase agreements	13,818	14,816
Federal Home Loan Bank advances	69,088	53,303
Federal funds purchased	8,175	625
Other borrowed funds	22,566	17,977
Other liabilities	7,553	7,141

Total Liabilities	780,744	691,787

Shareholders’ equity:
Preferred stock, $10.00 par value; authorized 200,000 shares, none issued	—	—
Common stock, $2.50 par value; authorized 10,000,000 shares, issued 5,605,102 shares in 2004 and 5,686,899 shares in 2003	14,013	14,217
Surplus	10,643	12,478
Retained earnings	56,383	53,174
Accumulated other comprehensive income	1,108	1,589

Total Shareholders’ Equity	82,147	81,458

Total Liabilities and Shareholders’ Equity	$862,891	$773,245

Commitments (Note 17)

See accompanying notes to consolidated financial statements.

FNB CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
	2004	2003	2002
	(in thousands, except share and per share data)
Interest Income
Interest and fees on loans	$35,184	$33,194	$29,658
Interest and dividends on investment securities:
Taxable income	3,369	5,061	8,368
Non-taxable income	1,727	1,629	1,189
Other interest income	156	274	237

Total interest income	40,436	40,158	39,452

Interest Expense
Deposits	8,974	9,600	11,909
Retail repurchase agreements	158	160	259
Federal Home Loan Bank advances	2,546	2,321	1,784
Federal funds purchased	71	7	10
Other borrowed funds	653	1,056	152

Total interest expense	12,402	13,144	14,114

Net Interest Income	28,034	27,014	25,338
Provision for loan losses	4,030	1,860	1,780

Net Interest Income After Provision for Loan Losses	24,004	25,154	23,558

Noninterest Income
Mortgage loan sales	4,032	4,890	1,631
Service charges on deposit accounts	5,419	4,949	3,740
Trust and investment services	1,535	1,415	725
Cardholder and merchant services income	1,078	870	740
Other service charges, commissions and fees	843	644	914
Bank owned life insurance	617	638	617
Other income (charge)	149	194	(99)

Total noninterest income	13,673	13,600	8,268

Noninterest Expense
Personnel expense	16,755	15,804	11,488
Occupancy expense	1,566	1,415	1,050
Furniture and equipment expense	1,943	2,122	1,660
Data processing services	1,331	1,267	1,003
Other expense	7,160	6,551	4,939

Total noninterest expense	28,755	27,159	20,140

Income Before Income Taxes	8,922	11,595	11,686
Income taxes	2,324	3,195	3,486

Net Income	$6,598	$8,400	$8,200

Net income per common share:
Basic	$1.17	$1.50	$1.63
Diluted	$1.13	$1.43	$1.58
Weighted average number of shares outstanding:
Basic	5,663,173	5,607,681	5,022,397
Diluted	5,822,047	5,880,026	5,195,872

See accompanying notes to consolidated financial statements.

FNB CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
	(in thousands, except share and per share data)
Balance, December 31, 2001	4,763,261	$11,908	$—	$43,032	$967	$55,907
Comprehensive income:
Net income	—	—	—	8,200	—	8,200
Other comprehensive income:
Unrealized securities gains, net of income taxes of $857	—	—	—	—	1,663	1,663

Total comprehensive income						9,863

Cash dividends declared, $.58 per share	—	—	—	(2,956)	—	(2,956)
Common stock issued through:
Stock option plan	108,754	272	365	—	—	637
Merger acquisition of subsidiary company	603,859	1,510	7,584	—	—	9,094
Other merger consideration for fair value of stock options assumed	—	—	1,531	—	—	1,531
Common stock repurchased	(59,143)	(148)	(657)	(181)	—	(986)

Balance, December 31, 2002	5,416,731	13,542	8,823	48,095	2,630	73,090
Comprehensive income:
Net income	—	—	—	8,400	—	8,400
Other comprehensive income:
Unrealized securities losses, net of income tax benefit of $357	—	—	—	—	(1,041)	(1,041)

Total comprehensive income						7,359

Cash dividends declared, $.59 per share	—	—	—	(3,321)	—	(3,321)
Common stock issued through:
Stock option plan	153,583	384	1,485	—	—	1,869
Merger acquisition of subsidiary company	126,140	315	2,344	—	—	2,659
Common stock reacquired through:
Exchange related to issuance of option stock	(9,492)	(24)	(172)	—	—	(196)
Other	(63)	—	(2)	—	—	(2)

Balance, December 31, 2003	5,686,899	14,217	12,478	53,174	1,589	81,458
Comprehensive income:
Net income	—	—	—	6,598	—	6,598
Other comprehensive income:
Unrealized securities losses, net of income tax benefit of $302	—	—	—	—	(481)	(481)

Total comprehensive income						6,117

Cash dividends declared, $.60 per share	—	—	—	(3,389)	—	(3,389)
Common stock issued through
stock option plan	66,303	166	625	—	—	791
Common stock repurchased	(148,100)	(370)	(2,460)	—	—	(2,830)

Balance, December 31, 2004	5,605,102	$14,013	$10,643	$56,383	$1,108	$82,147

See accompanying notes to consolidated financial statements.

FNB CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2004	2003	2002
	(in thousands)
Operating Activities
Net income	$6,598	$8,400	$8,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,619	1,793	1,382
Provision for loan losses	4,030	1,860	1,780
Deferred income taxes	(12)	(338)	(192)
Deferred loan fees and costs, net	229	(20)	12
Premium amortization and discount accretion of investment securities, net	591	597	70
Amortization of intangibles	55	69	30
Net decrease in loans held for sale	9,453	33,813	10,049
Decrease in other assets	2,151	676	877
Increase (decrease) in other liabilities	324	(2,315)	(2,302)

Net Cash Provided by Operating Activities	25,038	44,535	19,906

Investing Activities
Available-for-sale securities:
Proceeds from sales	—	—	2,060
Proceeds from maturities and calls	35,659	62 774	105,020
Purchases	(29,858)	(16,366)	(65,682)
Held-to-maturity securities:
Proceeds from maturities and calls	12,812	16,003	—
Purchases	(871)	(55,326)	(24,721)
Net increase in loans held for investment	(128,634)	(47,658)	(27,341)
Purchases of premises and equipment	(3,799)	(2,671)	(2,092)
Net cash received (paid) in merger acquisition of subsidiary company	—	(436)	6,885
Purchases of life insurance contracts	—	(2,000)	—
Other, net	(168)	239	(34)

Net Cash Used in Investing Activities	(114,859)	(45,441)	(5,905)

Financing Activities
Net increase in deposits	61,619	5,954	11,132
Increase (decrease) in retail repurchase agreements	(998)	(2,611)	2,081
Increase in Federal Home Loan Bank advances	16,000	—	15,000
Increase (decrease) in federal funds purchased	7,550	625	(6,000)
Increase (decrease) in other borrowed funds	4,589	(31,970)	11,000
Common stock issued	791	1,673	637
Common stock repurchased	(2,830)	(2)	(986)
Cash dividends paid	(3,515)	(3,221)	(2,900)

Net Cash Provided by (Used in) Financing Activities	83,206	(29,552)	29,964

Net Increase (Decrease) in Cash and Cash Equivalents	(6,615)	(30,458)	43,965
Cash and Cash Equivalents at Beginning of Year	27,124	57,582	13,617

Cash and Cash Equivalents at End of Year	$20,509	$27,124	$57,582

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$12,344	$13,628	$15,197
Income taxes	1,172	3,680	3,733
Noncash transactions:
Foreclosed loans transferred to other real estate	1,872	1,354	539
Cashless exercise of stock options	—	196	—
Unrealized securities gains (losses), net of income taxes	(481)	(1,041)	1,663
Merger acquisition of subsidiary company:
Fair value of assets acquired	—	47,001	134,208
Fair value of common stock issued and stock options assumed	—	2,659	10,625
Cash paid	—	2,908	11,205

Liabilities assumed	—	41,434	112,378

See accompanying notes to consolidated financial statements.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations/Consolidation

FNB Corp. is a bank holding company whose wholly owned subsidiaries are the First National Bank and Trust Company (“First National Bank”) and Dover Mortgage Company (“Dover”). First National Bank has one wholly owned subsidiary, First National Investor Services, Inc. Through its subsidiaries, FNB Corp. offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers. First National Bank has offices in Chatham, Guilford, Montgomery, Moore, Randolph, Richmond, Rowan and Scotland counties in North Carolina. Dover Mortgage Company operates eight mortgage production offices in North Carolina at Charlotte, Carolina Beach, Goldsboro, Greenville, Lake Norman, Leland, Raleigh and Wilmington. Through representatives, Dover also conducts operations in Asheville, North Carolina and Kiawah Island, South Carolina.

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

Rowan Savings Bank SSB, Inc. (“Rowan Bank”) was a wholly owned subsidiary of FNB Corp. from August 1, 2002 until November 30, 2004, when it was merged into First National Bank. See Note 2 below for additional information concerning the acquisition of Rowan Bank and its former holding Company, Rowan Bancorp, Inc.

For comparative purposes, certain amounts for 2003 and 2002 have been reclassified to conform with the presentation in 2004. The reclassification had no effect on the Corporation’s previously reported consolidated financial position or results of operations.

Business Segments

The Corporation reports business segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). Business segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. SFAS No. 131 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the business segments were determined and other items. The Corporation has two reportable business segments, the full-service subsidiary bank, First National Bank, and the mortgage banking subsidiary, Dover Mortgage Company. Business segment information is disclosed in Note 19.

Recently Adopted Accounting Pronouncements

On March 9, 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB No. 105”). SAB No. 105 provides recognition guidance for entities that issue loan commitments that are required to be accounted for as derivative instruments. SAB No. 105 indicates that the expected future cash flows related to the associated servicing of the

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

loan and any other internally developed intangible assets should not be considered when recognizing a loan commitment at inception or through its life. SAB No. 105 also discusses disclosure requirements for loan commitments and is effective for loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The Corporation adopted the provisions of SAB No. 105 effective April 1, 2004, resulting in a change in its accounting for loan commitments issued by Dover Mortgage Company. The application of SAB No. 105 creates a timing difference in the recognition of certain income recorded as income from mortgage loan sales, deferring the recognition from the current accounting period to a subsequent period. The estimated effect of adoption of SAB No. 105 on the results of operations for the three months ended June 30, 2004 and for the year ended December 31, 2004 was a $356,000 reduction in Dover’s income from mortgage loan sales.

In March 2004, the Emerging Issues Task Force (EITF) released EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF Issue 03-01”). EITF Issue 03-01 provides guidance for determining whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. The recognition and measurement guidance for other-than-temporary impairment has been delayed by the issuance of FASB Staff Position EITF 03-1-1 on September 30, 2004. The Corporation has adopted the disclosure provisions of EITF Issue 03-01. Additionally, although the FASB has delayed the effective date for the recognition and measurement guidance provisions of EITF Issue 03-01, the Corporation does not believe there was any other-than-temporary impairment of its investments at December 31, 2004 that would have required a charge against income.

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

A decline, which is deemed to be other than temporary, in the market value of any available–for–sale or held–to–maturity security to a level below cost results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

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

Allowance for Loan Losses

The allowance for loan losses represents an amount considered adequate to absorb probable loan losses inherent in the portfolio. Management's evaluation of the adequacy of the allowance is based on a review of individual loans, historical loan loss experience, the value and adequacy of collateral, and economic conditions in First National Bank’s market area. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Losses are charged and recoveries are credited to the allowance for loan losses. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

In addition, various regulatory agencies, as an integral part of their examination process, periodically review First National Bank’s allowance for loan losses. Such agencies may require First National Bank to recognize changes to the allowance based on their judgments about information available to them at the time of their examinations.

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

The Corporation tests for impairment in accordance with SFAS No. 142. Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its fair value. The fair value of a reporting unit is computed using one or a combination of the following three methods: income, market value or cost method. The income method uses a discounted cash flow analysis to determine fair value by considering a reporting unit’s capital structure and applying a risk-adjusted discount rate to forecast earnings based on a capital asset pricing model. The market value method uses recent transaction analysis or publicly traded comparable analysis for similar assets and liabilities to determine fair value. The cost method assumes the net assets of a recent business combination accounted for under the purchase method of accounting will be recorded at fair value if no event or circumstance has occurred triggering a decline in the value. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and a second step of impairment test will be performed. In the second step, the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written down to its implied fair value. The loss recognized is limited to the carrying amount of goodwill. Once an impairment loss is recognized, future increases in fair value will not result in the reversal of previously recognized losses.

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

Comprehensive Income

Comprehensive income is defined as the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources and, accordingly, includes both net income and amounts referred to as other comprehensive income. The items of other comprehensive income are included in the consolidated statement of shareholders’ equity and comprehensive income. The accumulated balance of other comprehensive income is included in the shareholders’ equity section of the consolidated balance sheet. The Corporation’s sole component of accumulated other comprehensive income is unrealized gains (losses) on investment securities classified as available-for-sale.

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

	2004	2003	2002
	(in thousands, except per share data)
Net income, as reported	$6,598	$8,400	$8,200
Less: Stock-based compensation cost determined under fair value method, net of related tax effects	340	340	362

Net income, pro forma	$6,258	$8,060	$7,838

Net income per share:
Basic:
As reported	$1.17	$1.50	$1.63
Pro forma	1.11	1.44	1.56
Diluted:
As reported	1.13	1.43	1.58
Pro forma	1.07	1.37	1.51

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

In connection with its asset/liability management objectives, the Corporation in 2004 entered into an interest rate swap on a $7,000,000 Federal Home Loan Bank (FHLB) advance that converts the fixed rate cash flow exposure on the FHLB advance to a variable rate cash flow. As structured, the pay-variable, receive-fixed swap is evaluated as being a fair value hedge with no ineffectiveness; and, consequently, the difference in cash flows in each period between the variable rate interest payments that the Corporation makes and the fixed rate interest payments received is currently reported in earnings.

For the twelve months ended December 31, 2004, the interest rate swap resulted in a net reduction of $85,000 in the interest expense that would otherwise have been reported for the FHLB advance. The fair value of

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

the swap at December 31, 2004 was recorded on the consolidated balance sheet as a liability in the amount of $131,000, offset by a valuation adjustment in the same amount to the FHLB advance.

The Corporation has also identified the following derivative instruments which were recorded on the consolidated balance sheet at December 31, 2004: commitments to originate residential mortgage loans and forward sales commitments.

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

See Note 17 for additional information related to derivatives and financial instruments.

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

Per the terms of the merger agreement, Rowan Bank was to be operated as a separate subsidiary of FNB Corp. for a period of not less than 24 months; provided, however, that the Board of Directors of Rowan Bank could elect to cause Rowan Bank to merge with First National Bank or another subsidiary of FNB Corp. prior to the termination of the 24-month period. Effective November 30, 2004, with the unanimous approval of the Rowan Board of Directors, Rowan Bank was merged into First National Bank.

Dover Mortgage Company

On April 1, 2003, the Corporation completed a merger for the acquisition of Dover Mortgage Company (“Dover”), headquartered in Charlotte, North Carolina. Operating as a separate subsidiary of FNB Corp., Dover

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—MERGER INFORMATION—(Continued)

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

The portion of the purchase price allocated to goodwill at the date of the merger on April 1, 2003, there being no subsequent adjustments to the estimate of fair values during the one-year period from that date, is presented below (in thousands):

Purchase price	$5,567
Tangible shareholders’ equity of Dover	2,719

Excess of purchase price over carrying value of net tangible assets acquired	2,848
Direct acquisition costs	568
Deferred income taxes	326

Goodwill	$3,742

Direct acquisition costs of $568,000 associated with the merger, related to investment banking and professional fees and all recorded in 2003, are included in goodwill.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—INTANGIBLE ASSETS

Business Combinations

For intangible assets related to business combinations, the following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the carrying amount of unamortized intangible assets:

	December 31,
	2004	2003
	(in thousands)
Amortized intangible assets:
Core deposit premium related to whole bank acquisition:
Carrying amount	$256	$256
Accumulated amortization	154	99

Net core deposit premium	$102	$157

Unamortized intangible assets:
Goodwill	$16,335	$16,325

Amortization of intangibles totaled $55,000 for core deposit premiums in 2004, $69,000 in 2003 and $30,000 in 2002. The estimated amortization expense for core deposit premiums for the years ending December 31 is as follows: $44,000 in 2005, $32,000 in 2006, $19,000 in 2007 and $7,000 in 2008.

The changes in the carrying amount of goodwill in 2004 were as follows:

Balance, December 31, 2003	$16,325
Payment of additional cash consideration to shareholders of acquired company per terms of merger agreement	10

Balance December 31, 2004	$16,335

Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balance of mortgage loans serviced for others amounted to $180,176,000 and $160,966,000 at December 31, 2004 and 2003, respectively.

The following is an analysis of mortgage servicing rights included in other assets on the consolidated balance sheet:

	Years Ended December 31
	2004	2003	2002
	(in thousands)
Balance at beginning of year	$1,628	$1,052	$482
Servicing rights capitalized	681	1,026	735
Amortization expense	(303)	(450)	(165)
Change in valuation allowance	—	—	—

Balance at end of year	$2,006	$1,628	$1,052

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—INTANGIBLE ASSETS—(Continued)

The estimated amortization expense for mortgage servicing rights for the years ending December 31 is as follows: $308,000 in 2005, $308,000 in 2006, $308,000 in 2007, $308,000 in 2008, $308,000 in 2009, $308,000 in 2010 and $158,000 in 2011. The estimated amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

NOTE 4—INVESTMENT SECURITIES

Summaries of the amortized cost and estimated fair value of investment securities and the related gross unrealized gains and losses are presented below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available For Sale
December 31, 2004
U.S. Government agencies and corporations	$31,791	$270	$136	$31,925
Mortgage-backed securities	8,364	56	28	8,392
State, county and municipal	21,044	945	—	21,989
Other debt securities	5,120	675	—	5,795
Equity securities	5,640	22	—	5,662

Total	$71,959	$1,968	$164	$73,763

December 31, 2003
U.S. Government agencies and corporations	$42,044	$646	$9	$42,681
Mortgage-backed securities	5,531	50	36	5,545
State, county and municipal	22,016	1,315	—	23,331
Other debt securities	5,113	597	—	5,710
Equity securities	3,267	24	—	3,291

Total	$77,971	$2,632	$45	$80,558

Held To Maturity
December 31, 2004
U.S. Government agencies and corporations	$22,913	$—	$356	$22,557
Mortgage-backed securities	1,270	6	8	1,268
State, county and municipal	25,197	109	436	24,870
Other debt securities	2,000	—	19	1,981

Total	$51,380	$115	$819	$50,676

December 31, 2003
U.S. Government agencies and corporations	$33,676	$33	$403	$33,306
Mortgage-backed securities	501	—	10	491
State, county and municipal	27,524	114	412	27,226
Other debt securities	2,000	—	23	1,977

Total	$63,701	$147	$848	$63,000

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—INVESTMENT SECURITIES—(Continued)

The amortized cost and estimated fair value of investment securities at December 31, 2004, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to prepay obligations with or without prepayment penalties.

	Available For Sale		Held To Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$2,109	$2,128	$4,152	$4,143
Due after one year through five years	20,112	20,254	22,990	22,710
Due after five years through ten years	25,209	25,875	15,307	15,017
Due after ten years	10,525	11,452	7,661	7,538

Total	57,955	59,709	50,110	49,408
Mortgage-backed securities	8,364	8,392	1,270	1,268
Equity securities	5,640	5,662	—	—

Total investment securities	$71,959	$73,763	$51,380	$50,676

Debt securities with an estimated fair value of $79,647,000 at December 31, 2004 and $91,110,000 at December 31, 2003 were pledged to secure public funds and trust funds on deposit. Debt securities with an estimated fair value of $20,963,000 at December 31, 2004 and $24,878,000 at December 31, 2003 were pledged to secure retail repurchase agreements. Debt securities with an estimated fair value of $3,873,000 at December 31, 2004 and $3,402,000 at December 31, 2003 were pledged for other purposes.

Proceeds from the sales of investment securities classified as available-for-sale amounted to $2,060,000 in 2002. Gross gains realized on the sales were $16,000 in 2002. There were no securities sales in 2004 and 2003.

First National Bank, as a member of the Federal Home Loan Bank (the “FHLB”) of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon the balances of total assets and FHLB advances. FHLB capital stock is pledged to secure FHLB advances. This investment is carried at cost since no ready market exists for FHLB stock and there is no quoted market value. However, redemption of this stock has historically been at par value. At December 31, 2004 and 2003, First National Bank owned a total of $4,668,000 and $2,864,000, respectively, of FHLB stock. Due to the redemption provisions of FHLB stock, the Corporation estimated that fair value was equal to cost and that this investment was not impaired at December 31, 2004.

First National Bank, as a member bank of the Federal Reserve Bank (the “FRB”) of Richmond, is required to own capital stock of the FRB of Richmond based upon a percentage of First National Bank’s common stock and surplus. This investment is carried at cost since no ready market exists for FRB stock and there is no quoted market value. At December 31, 2004 and 2003, First National Bank owned a total of $954,000 and $386,000, respectively, of FRB stock. Due to the nature of this investment in an entity of the U. S. Government, the Corporation estimated that fair value was equal to cost and that this investment was not impaired at December 31, 2004.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—INVESTMENT SECURITIES—(Continued)

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
December 31, 2004
Available for Sale
U.S. Government agencies and corporations	$17,114	$126	$490	$10	$17,604	$136
Mortgage-backed securities	851	11	837	17	1,688	28

Total	$17,965	$137	$1,327	$27	$19,292	$164

Held to Maturity
U.S. Government agencies and corporations	$16,271	$175	$5,819	$181	$22,090	$356
Mortgage-backed securities	293	2	324	6	617	8
State, county and municipal	9,730	50	7,591	386	17,321	436
Other debt securities	1,981	19	—	—	1,981	19

Total	$28,275	$246	$13,734	$573	$42,009	$819

December 31, 2003
Available for Sale
U.S. Government agencies and corporations	$1,491	$9	$—	$—	$1,491	$9
Mortgage-backed securities	2,066	35	76	1	2,142	36

Total	$3,557	$44	$76	$1	$3,633	$45

Held to Maturity
U.S. Government agencies and corporations	$18,101	$403	$—	$—	$18,101	$403
Mortgage-backed securities	491	10	—	—	491	10
State, county and municipal	18,167	412	—	—	18,167	412
Other debt securities	1,977	23	—	—	1,977	23

Total	$38,736	$848	$—	$—	$38,736	$848

Information concerning the status of investment securities with unrealized losses at December 31, 2004 is as follows:

Debt securities other than mortgage-backed securities.    Eighty-nine debt securities other than mortgage-backed securities had unrealized losses with aggregate depreciation of 1.6% from the amortized cost basis. The unrealized losses were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment, adjusted for call premiums if appropriate. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—INVESTMENT SECURITIES—(Continued)

because the Corporation has the ability and intent to hold these investments until maturity or a market price recovery, these investments are not considered other-than-temporarily impaired.

Mortgage-backed securities.    Ten mortgage-backed securities had unrealized losses with aggregate depreciation of 1.5% from the amortized cost basis. The unrealized losses were caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S Government agencies and corporations. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Corporation has the ability and intent to hold these investments until maturity or a market price recovery, these investments are not considered other-than-temporarily impaired.

NOTE 5—LOANS

Major classifications of loans are as follows:

	December 31
	2004	2003
	(in thousands)
Commercial and agricultural	$196,846	$215,036
Real estate—construction	83,433	36,357
Real estate—mortgage:
1-4 family residential	197,855	184,881
Commercial and other	154,024	86,734
Consumer	20,899	19,973
Leases	49	365

Loans held for investment	653,106	543,346
Loans held for sale	11,648	8,567

Gross loans	$664,754	$551,913

Loans as presented are reduced by net deferred loan fees of $990,000 and $761,000 at December 31, 2004 and 2003, respectively. Accruing loans past due 90 days or more amounted to $1,275,000 at December 31, 2004 and $758,000 at December 31, 2003. Nonaccrual loans amounted to $3,952,000 at December 31, 2004 and $5,235,000 at December 31, 2003. Interest income that would have been recorded on nonaccrual loans for the years ended December 31, 2004, 2003 and 2002, had they performed in accordance with their original terms, amounted to approximately $355,000, $317,000 and $471,000, respectively. Interest income on all such loans included in the results of operations amounted to approximately $216,000 in 2004, $67,000 in 2003 and $231,000 in 2002.

At December 31, 2004, the Corporation did not have any loans that were considered to be impaired. At December 31, 2003, the Corporation had impaired loans which totaled $1,963,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $1,133,000. The average carrying value of impaired loans was $2,074,000 in 2003 and $3,260,000 in 2002. Interest income recognized on impaired loans amounted to approximately $5,000 in 2003 and $91,000 in 2002.

Loans with outstanding balances of $1,857,000 in 2004 and $1,354,000 in 2003 were transferred from loans to other real estate acquired through foreclosure. Other real estate acquired through loan foreclosures amounted

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—LOANS—(Continued)

to $543,000 at December 31, 2004 and $1,008,000 at December 31, 2003 and is included in other assets on the consolidated balance sheet.

Loans held for investment are primarily made in the region of North Carolina that includes Cabarrus, Chatham, Guilford, Iredell, Montgomery, Moore, Randolph, Richmond, Rowan and Scotland counties. The real estate loan portfolio can be affected by the condition of the local real estate markets.

Loans have been made by First National Bank to directors and executive officers of the Corporation and to the associates of such persons, as defined by the Securities and Exchange Commission. Such loans were made in the ordinary course of business on substantially the same terms, including rate and collateral, as those prevailing at the time in comparable transactions with other borrowers and do not involve more than normal risk of collectibility. A summary of the activity with respect to related party loans, based upon the related parties as determined in each year, is as follows:

	2004	2003
	(in thousands)
Balance at beginning of year	$2,613	$2,988
New loans	18,764	18,557
Repayments	(19,240)	(18,483)

Balance at end of year	$2,137	$3,062

NOTE 6—ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

	Years Ended December 31
	2004	2003	2002
	(in thousands)
Balance at beginning of year	$6,172	$6,109	$4,417
Provision for losses charged to operations	4,030	1,860	1,780
Loans charged off	(3,267)	(1,900)	(1,384)
Recoveries on loans previously charged off	403	103	257
Purchase accounting acquisition	—	—	1,039
Allowance adjustment for loans sold	(45)	—	—

Balance at end of year	$7,293	$6,172	$6,109

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31
	2004	2003
	(in thousands)
Land	$4,891	$4,391
Buildings and improvements	12,389	10,613
Furniture and equipment	12,698	11,616
Leasehold improvements	693	689

Total	30,671	27,309
Less accumulated depreciation and amortization	13,557	12,300

Premises and equipment, net	$17,114	$15,009

NOTE 8—INCOME TAXES

Income taxes as reported in the consolidated income statement included the following expense (benefit) components:

	2004	2003	2002
	(in thousands)
Current:
Federal	$2,046	$3,112	$3,517
State	290	421	161

Total	2,336	3,533	3,678

Deferred:
Federal	2	10	(197)
State	(14)	(348)	5

Total	(12)	(338)	(192)

Total income taxes	$2,324	$3,195	$3,486

A reconciliation of income tax expense computed at the statutory Federal income tax rate to actual income tax expense is presented below:

	2004	2003	2002
	(in thousands)
Amount of tax computed using Federal statutory tax rate of 34%	$3,033	$3,942	$3,973
Increases (decreases) resulting from effects of:
Non-taxable income	(811)	(796)	(662)
State income taxes, net of federal benefit	183	48	110
Other	(81)	1	65

Total	$2,324	$3,195	$3,486

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—INCOME TAXES—(Continued)

The components of deferred tax assets and liabilities and the tax effect of each are as follows:

	December 31
	2004	2003
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$2,811	$2,379
Compensation and benefit plans	1,412	1,292
Other	235	294

Gross deferred tax assets	4,458	3,965
Less valuation allowance	—	—

Net deferred tax assets	4,458	3,965

Deferred tax liabilities:
Prepaid pension cost	902	354
Mortgage servicing rights	773	627
Net unrealized securities gains	696	998
Depreciable basis of premises and equipment	662	694
Net deferred loan fees and costs	262	263
Fair value basis of loans	212	294
Other	388	486

Gross deferred tax liabilities	3,895	3,716

Net deferred tax asset	$563	$249

Changes in net deferred tax asset were as follows:

	2004	2003
	(in thousands)
Balance at beginning of year	$249	$(110)
Purchase accounting acquisitions:
Dover Mortgage Company	—	(326)
Rowan Bank	—	(10)
Income tax effect from change in unrealized losses (gains) on available-for-sale securities	302	357
Deferred income tax benefit on continuing operations	12	338

Balance at end of year	$563	$249

The balance of $173,000 at December 31, 2002 of the valuation allowance for deferred tax assets, which had primarily served as an offset to certain deferred tax benefits recognized for state income tax purposes, was reversed in 2003 as a result of management’s assessment that these deferred tax assets will now be realized in future periods. Based upon taxable income available in the carryback period, the reversal of taxable temporary differences and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Corporation will realize the benefits of the deductible differences existing as of December 31, 2004.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—INCOME TAXES—(Continued)

Under accounting principles generally accepted in the United States of America, the Corporation is not required to provide a deferred tax liability for the tax effect of additions to the tax bad debt reserve through 1987, the base year. Retained earnings at December 31, 2004 includes approximately $2,686,000 for which no provision for federal income tax has been made. These amounts represent allocations of income to bad debt deductions for tax purposes only. Reductions of such amounts for purposes other than bad debt losses could create income for tax purposes in certain remote instances, which would then be subject to the then current corporate income tax rate.

NOTE 9—TIME DEPOSITS

The scheduled maturities of time deposits at December 31, 2004 are as follows (in thousands):

Years ending December 31
2005	$261,511
2006	64,357
2007	26,615
2008	6,332
2009	5,276
2010 and later years	75

Total time deposits	$364,166

NOTE 10—BORROWED FUNDS

Retail Repurchase Agreements and Federal Funds Purchased

Funds are borrowed on an overnight basis through retail repurchase agreements with bank customers and federal funds purchased from other financial institutions. Retail repurchase agreement borrowings are collateralized by securities of the U.S. Treasury and U.S. Government agencies and corporations.

Information concerning retail repurchase agreements and federal funds purchased is as follows:

	2004		2003
	Retail Repurchase Agreements	Federal Funds Purchased	Retail Repurchase Agreements	Federal Funds Purchased
	(dollars in thousands)
Balance at December 31	$13,818	$8,175	$14,816	$625
Average balance during the year	15,890	4,181	18,786	515
Maximum month-end balance	15,913	11,425	20,906	5,300
Weighted average interest rate:
At December 31	1.90%	2.57%	1.09%	1.27%
During the year	.99	1.70	.85	1.39

Federal Home Loan Bank (FHLB) Advances

First National Bank had a $130,169,000 line of credit with the FHLB at December 31, 2004, secured by blanket collateral agreements on qualifying mortgage loans and, as required, by other qualifying collateral. At December 31, 2004, FHLB advances under these lines amounted to $69,088,000 and were at interest rates

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—BORROWED FUNDS—(Continued)

ranging from 2.07% to 6.77%. At December 31, 2003, FHLB advances amounted to $53,303,000 and were at interest rates ranging from 2.58% to 6.77%.

At December 31, 2004, the scheduled maturities of FHLB advances, certain of which are callable at the option of the FHLB before scheduled maturity, are as follows (in thousands):

Years ending December 31
2005	$3,072
2006	1,536
2007	512
2009	8,918
2010	8,000
2011	12,050
2012	15,000
2014	20,000

Total FHLB Advances	$69,088

First National Bank has obtained irrevocable letters of credit from the FHLB amounting to $26,000,000 at December 31, 2004. These letters of credit, which expire in 2014, were issued in favor of the State of North Carolina to secure public funds on deposit.

Other Borrowed Funds

Under an agreement with an external financial institution, funds in the amount of $9,900,000 were borrowed by FNB Corp. on a long-term basis in 2004, replacing a similar borrowing from another financial institution. The borrowing is to be repaid in twenty-eight equal quarterly installments of approximately $354,000 each until the final maturity in 2011. Additionally, a separate line of credit was obtained from this same financial institution, permitting advances of up to a total of $4,500,000 until June 30, 2005, after which the balance outstanding will be repaid in twenty-four equal quarterly installments until the final maturity in 2011. Based on total advances of $2,500,000 drawn against this line of credit at December 31, 2004, the quarterly installments would amount to approximately $104,000 each. Interest on these notes is payable on a variable rate basis. Borrowings under the two notes are secured by a pledge of 50% of the outstanding shares of the capital stock of First National Bank. At December 31, 2004, the balance outstanding under the two notes was $11,693,000 at a current interest rate of 3.92%. At December 31, 2003, the note balance outstanding under the prior agreement was $9,900,000 at a current interest rate of 3.56%.

Dover mortgage Company has a line of credit totaling $20,000,000 with an external financial institution, secured by a blanket collateral agreement on the mortgage loans and certain other assets of Dover and separately guaranteed by FNB Corp. Interest is payable on a variable rate basis and the line of credit is subject to annual renewal. At December 31, 2004, the balance outstanding on the line of credit was $10,873,000 at a current interest rate of 4.19%. At December 31, 2003, the balance outstanding on the line of credit was $8,077,000 at a current interest rate of 2.79%.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—EMPLOYEE BENEFIT PLANS

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

Information concerning the status of the plan is as follows:

	2004	2003
	(dollars in thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$9,096	$7,081
Service cost	567	478
Interest cost	576	533
Net actuarial loss	339	1,398
Benefits paid	(376)	(394)

Benefit obligation at end of year	$10,202	$9,096

Accumulated Benefit Obligation at End of Year	$7,387	$6,659

Prepaid Pension Cost Components:
Funded status (liability) of plan	$(818)	$(2,348)
Unrecognized net actuarial loss	3,000	2,998
Unrecognized prior service cost	158	268

Prepaid pension cost at end of year	$2,340	$918

Change in Plan Assets:
Fair value of plan assets at beginning of year	$6,748	$5,683
Actual loss on plan assets	807	673
Employer contributions	2,175	786
Benefits paid	(376)	(394)
Other	30	—

Fair value of plan assets at end of year	$9,384	$6,748

Weighted-Average Allocation of Plan Assets at End of Year:
Equity securities	66%	62%
Debt securities	34	36
Cash and cash equivalents	—	2

Total	100%	100%

Weighted-Average Plan Assumptions at End of Year:
Discount rate	6.25%	6.50%
Expected long-term rate of return on plan assets	9.00	9.00
Rate of increase in compensation levels	6.00	6.00

The expected long-term rate of return on plan assets considers the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based exclusively on historical returns, without adjustments.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—EMPLOYEE BENEFIT PLANS—(Continued)

Net periodic pension cost included the following components:

	2004	2003	2002
	(in thousands)
Service cost	$567	$478	$293
Interest cost	576	533	461
Expected return on plan assets	(658)	(524)	(577)
Amortization of prior service cost	110	110	109
Recognized net actuarial loss	158	141	—

Net periodic pension cost	$753	$738	$286

The Corporation’s investment policies and strategies for the pension plan use a target allocation of 50% to 70% for equity securities and 30% to 50% for debt securities. The investment goals attempt to maximize returns while remaining within specific risk management policies. While the risk management policies permit investment in specific debt and equity securities, a significant percentage of total plan assets is maintained in mutual funds, approximately 83% at December 31, 2004, to assist in investment diversification. Generally the investments are readily marketable and can be sold to fund benefit payment obligations as they become payable.

Due to the significant $2,175,000 contribution made in 2004, the Corporation does not expect to contribute any funds to its pension plan in 2005.

The estimated benefit payments for each year ending December 31 from 2005 through 2009 are as follows: $386,000 in 2005, $388,000 in 2006, $383,000 in 2007, $440,000 in 2008 and $511,000 in 2009. The estimated benefit payments to be paid in the aggregate for the five year period from 2010 through 2014 are $3,040,000. The estimated benefit payments are based on the same assumptions used to measure the benefit obligation at December 31, 2004 and include estimated future employee service.

Supplemental Executive Retirement Plan

The Corporation has a noncontributory, nonqualified supplemental executive retirement plan (the “SERP”) covering certain executive employees. Annual benefits payable under the SERP are based on factors similar to those for the pension plan, with offsets related to amounts payable under the pension plan and social security benefits.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—EMPLOYEE BENEFIT PLANS—(Continued)

Information concerning the status of the plan is as follows:

	2004	2003
	(dollars in thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,011	$743
Service cost	63	45
Interest cost	68	55
Net actuarial loss	77	190
Benefits paid	(22)	(22)

Benefit obligation at end of year	$1,197	$1,011

Accumulated Benefit Obligation at End of Year	$783	$620

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contributions	22	22
Benefits paid	(22)	(22)

Fair value of plan assets at end of year	$—	$—

Accrued SERP Cost Components:
Funded status (liability) of plan	$(1,197)	$(1,011)
Unrecognized net actuarial loss	355	300
Unrecognized prior service cost	235	281
Unrecognized transition obligation	—	—

Accrued SERP cost at end of year	$(607)	$(430)

Weighted-Average Plan Assumption at End of Year:
Discount rate	6.25%	6.50%

Net periodic SERP cost included the following components:

	2004	2003	2002
	(in thousands)
Service cost	$63	$45	$34
Interest cost	68	55	47
Expected return on plan assets	—	—	—
Amortization of prior service cost	46	46	46
Amortization of transition obligation	—	—	—
Recognized net actuarial loss	22	8	3

Net periodic SERP cost	$199	$154	$130

The SERP is an unfunded plan. Consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.

The estimated benefit payments for each year ending December 31 from 2005 through 2009 are as follows: $22,000 in 2005, $22,000 in 2006, $22,000 in 2007, $44,000 in 2008 and $78,000 in 2009. The estimated benefit

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—EMPLOYEE BENEFIT PLANS—(Continued)

payments to be paid in the aggregate for the five year period from 2010 through 2014 are $374,000. The estimated benefit payments are based on the same assumptions used to measure the benefit obligation at December 31, 2004 and include estimated future employee service.

Other Postretirement Defined Benefit Plans

The Corporation has postretirement medical and life insurance plans covering substantially all full-time employees who qualify as to age and length of service. The medical plan is contributory, with retiree contributions adjusted whenever medical insurance rates change. The life insurance plan is noncontributory.

Information concerning the plans, which are unfunded, is as follows:

	2004	2003
	(dollars in thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,192	$1,373
Service cost	60	49
Interest cost	78	71
Net actuarial loss (gain)	82	(258)
Benefits paid	(37)	(43)

Benefit obligation at end of year	$1,375	$1,192

Accumulated Benefit Obligation at End of Year	$1,271	$1,110

Accrued Postretirement Benefit Cost Components:
Funded status (liability) of plan	$(1,375)	$(1,192)
Unrecognized net actuarial loss	288	215
Unrecognized prior service cost	10	19
Unrecognized transition obligation	162	182

Accrued postretirement benefit cost at end of year	$(915)	$(776)

Weighted-Average Plan Assumptions at End of Year:
Discount rate	6.25%	6.50%
Annual rate of increase in the cost of medical benefits:
Current year	11.00	12.00
Final constant amount	5.00	5.00
Annual decrease	1.00	1.00

Increasing or decreasing the assumed medical cost trend rate by one percentage point would not have a significant effect on either the postretirement benefit obligation at December 31, 2004 or the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2004.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—EMPLOYEE BENEFIT PLANS—(Continued)

Net periodic postretirement benefit cost included the following components:

	2004	2003	2002
	(in thousands)
Service cost	$60	$49	$57
Interest Cost	78	71	88
Amortization of prior service cost	10	10	10
Amortization of transition obligation	20	20	21
Recognized net actuarial loss	8	2	22

Net periodic postretirement benefit cost	$176	$152	$198

The postretirement medical and life insurance plans are unfunded plans. Consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.

The estimated benefit payments for each year ending December 31 from 2005 through 2009 are as follows: $58,000 in 2005, $60,000 in 2006, $65,000 in 2007, $68,000 in 2008 and $75,000 in 2009. The estimated benefit payments to be paid in the aggregate for the five year period from 2010 through 2014 are $451,000. The estimated benefit payments are based on the same assumptions used to measure the benefit obligation at December 31, 2004 and include estimated future employee service.

Matching Retirement/Savings Plan

The Corporation has a matching retirement/savings plan which permits eligible employees to make contributions to the plan up to a specified percentage of compensation as defined by the plan. A portion of the employee contributions are matched by the Corporation based on the plan formula. The matching contributions amounted to $322,000 in 2004, $320,000 in 2003 and $238,000 in 2002.

NOTE 12—LEASES

Future obligations at December 31, 2004 for minimum rentals under noncancellable operating lease commitments, primarily relating to premises, are as follows (in thousands):

Years ending December 31
2005	$223
2006	126
2007	91
2008	81
2009	81
2010 and later years	1,170

Total minimum lease payments	$1,772

Net rental expense for all operating leases amounted to $359,000 in 2004, $271,000 in 2003 and $85,000 in 2002.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—SUPPLEMENTARY INCOME STATEMENT INFORMATION

Significant components of other expense were as follows:

	2004	2003	2002
	(in thousands)
Advertising and marketing	$809	$660	$515
Stationery, printing and supplies	711	699	536
Professional fees	681	649	535

NOTE 14—FNB CORP. (PARENT COMPANY) FINANCIAL DATA

The Parent Company’s principal asset is its investment in the subsidiary companies, and its principal source of income is dividends from those subsidiaries.

The Parent Company’s condensed balance sheets as of December 31, 2004 and 2003, and the related condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2004 are as follows:

Condensed Balance Sheets

	December 31
	2004	2003
	(in thousands)
Assets:
Cash	$1,915	$1,316
Investment in subsidiaries	91,806	89,504
Other assets	961	1,565

Total assets	$94,682	$92,385

Liabilities and Shareholders’ Equity:
Accrued liabilities	$842	$1,027
Borrowed funds	11,693	9,900
Shareholders’ equity	82,147	81,458

Total liabilities and shareholders’ equity	$94,682	$92,385

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—FNB CORP. (PARENT COMPANY) FINANCIAL DATA—(Continued)

Condensed Statements of Income

	Years Ended December 31
	2004	2003	2002
	(in thousands)
Income:
Dividends from subsidiaries	$4,140	$5,318	$4,017
Other income (charge)	—	(17)	(5)

Total income	4,140	5,301	4,012

Expenses:
Interest	352	381	152
Operating	125	119	87

Total expenses	477	500	239

Income before income taxes and equity in undistributed net income of subsidiaries	3,663	4,801	3,773
Income tax benefit	(162)	(176)	(87)

Income before equity in undistributed net income of subsidiaries	3,825	4,977	3,860
Equity in undistributed net income of subsidiaries	2,773	3,423	4,340

Net income	$6,598	$8,400	$8,200

Condensed Statements of Cash Flows

	Years Ended December 31
	2004	2003	2002
	(in thousands)
Operating activities:
Net income	$6,598	$8,400	$8,200
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(2,773)	(3,423)	(4,340)
Other, net	59	(29)	(55)

Net cash provided by operating activities	3,884	4,948	3,805

Investing activities:
Net cash paid in merger acquisition of subsidiary company	—	(3,164)	(11,768)
Other, net	476	(551)	(16)

Net cash provided by (used in) investing activities	476	(3,715)	(11,784)

Financing activities:
Increase (decrease) in borrowed funds	1,793	(1,100)	11,000
Common stock issued	791	1,673	637
Common stock repurchased	(2,830)	(2)	(986)
Cash dividends paid	(3,515)	(3,221)	(2,900)

Net cash provided by (used in) financing activities	(3,761)	(2,650)	7,751

Net increase (decrease) in cash	599	(1,417)	(228)
Cash at beginning of year	1,316	2,733	2,961

Cash at end of year	$1,915	$1,316	$2,733

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15—CAPITAL ADEQUACY REQUIREMENTS

Certain regulatory requirements restrict the lending of funds by First National Bank to FNB Corp. and the amount of dividends which can be paid to FNB Corp. In 2005, the maximum amount of dividends First National Bank can pay to FNB Corp., without the approval of the Comptroller of the Currency, is $5,614,000 plus an additional amount equal to the retained net income in 2005 up to the date of any dividend declaration.

First National Bank is required to maintain average reserve balances with the Federal Reserve Bank based on a percentage of deposits. For the reserve maintenance period in effect at December 31, 2004, the average daily reserve requirement was $5,431,000.

FNB Corp. and First National Bank are required to comply with capital adequacy standards established by the Board of Governors of the Federal Reserve System. In addition, First National Bank is required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, there are minimum ratios of capital to risk-weighted assets. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements.

Regulatory capital amounts and ratios are set forth in the table below. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders’ equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution’s ongoing trading activities. At December 31, 2004, FNB Corp. and First National Bank were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital.

First National Bank is well-capitalized under the regulatory framework for prompt corrective action based on the most recent notification from the various regulatory agencies as of December 31, 2004. To be categorized as well-capitalized, First National Bank must meet minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no events or conditions since the notification that management believes have changed the category for First National Bank.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15—CAPITAL ADEQUACY REQUIREMENTS—(Continued)

					Minimum Ratios
	Capital Amount		Ratio		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	2004	2003	2004	2003
	(dollars in thousands)
As of December 31
Total capital (to risk-weighted assets):
FNB Corp.	$71,805	$69,564	10.08%	11.69%	8.00%	N/A
First National Bank	79,409	75,345	11.24	12.77	8.00	10.00%
Tier 1 capital (to risk-weighted assets):
FNB Corp.	64,503	63,381	9.05	10.66	4.00	N/A
First National Bank	72,107	69,162	10.21	11.72	4.00	6.00%
Tier 1 capital (to average assets):
FNB Corp.	64,503	63,381	7.73	8.31	4.00	N/A
First National Bank	72,107	69,162	8.80	9.28	4.00	5.00%

NOTE 16—SHAREHOLDERS’ EQUITY

Stock Buyback Program

Under stock buyback programs authorized by the Board of Directors for the repurchase of shares of common stock, the Corporation repurchased 66,303 shares in 2004, 63 shares in 2003 and 59,143 shares in 2002. Under the stock buyback program in effect at December 31, 2004, a maximum of 300,000 shares could be repurchased, of which 53,400 shares were repurchased in 2004, resulting in a remaining authorization of 246,600 shares available for future repurchases.

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

	2004	2003	2002
Basic EPS denominator—Weighted average number of common shares outstanding	5,663,173	5,607,681	5,022,397
Dilutive share effect arising from assumed exercise of stock options	158,874	272,345	173,475

Diluted EPS denominator	5,822,047	5,880,026	5,195,872

For the years 2004, 2003 and 2002, there were 175,400, 2,697 and 5,911 stock options, respectively, that were antidilutive since the exercise price exceeded the average market price. These common stock equivalents were omitted from the calculations of diluted EPS for their respective years.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—SHAREHOLDERS’ EQUITY—(Continued)

Stock Options

The Corporation adopted stock compensation plans in 1993 and 2003 that allow for the granting of incentive and nonqualified stock options to key employees and directors. Under terms of both the 1993 and 2003 plans, options are granted at prices equal to the fair market value of the common stock on the date of grant. Options become exercisable after one year in equal, cumulative installments over a five-year period. No option shall expire later than ten years from the date of grant. No further grants can be made under the 1993 stock compensation plan after March 10, 2003. Based on the stock options outstanding at December 31, 2004, a maximum of 473,015 shares of common stock has been reserved for issuance under the 1993 stock compensation plan. A maximum of 420,000 shares of common stock has been reserved for issuance under the 2003 stock compensation plan. At December 31, 2004, there were 100,500 shares available under the 2003 plan for the granting of additional options.

The Corporation assumed a stock compensation plan in its merger acquisition of Carolina Fincorp in 2000. One grant of qualified and nonqualified stock options was made under the plan in 1999 to key employees and directors at a price equal to fair market value on the date of grant. No additional grants will be made under the plan. Based on the stock options outstanding at December 31, 2004, a maximum of 49,307 shares of common stock has been reserved for issuance under the stock compensation plan.

The Corporation assumed another stock compensation plan in its merger acquisition of Rowan Bancorp in 2002. Remaining under the plan was one grant of incentive and nonqualified stock options made in 1993 to key employees and directors at a price equal to fair market value on the date of grant. No additional grants will be made under the plan. The total stock options assumed on August 1, 2002, the date of completion of the merger, amounted to 141,223 shares after adjustment for the exchange ratio in converting from Rowan Bancorp shares to FNB Corp. shares. All options of Rowan Bancorp that were outstanding on August 1, 2002 were fully vested under normal plan provisions prior to the assumption by FNB Corp. There were no options that remained outstanding under the stock compensation plan at December 31, 2004 and, consequently, no shares of common stock are reserved for issuance.

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

The weighted-average fair value per share of options granted in 2004, 2003 and 2002 amounted to $5.64, $6.58 and $2.82, respectively. Fair values were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
Risk-free interest rate	3.80%	3.51%	4.00%
Dividend yield	2.75	2.75	2.75
Volatility	33.05	35.78	18.00
Expected life	6 years	6 years	6 years

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—SHAREHOLDERS’ EQUITY—(Continued)

The following is a summary of stock option activity. Under the purchase method used to account for the acquisition of Rowan Bancorp, the options assumed by the Corporation on August 1, 2002 are separately identified as an addition to option shares outstanding.

	Years Ended December 31
	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	765,345	$15.11	763,428	$12.21	563,509	$11.37
Granted	161,000	19.79	171,000	21.94	181,250	16.16
Assumed in merger acquisition	—	—	—	—	141,223	4.22
Exercised	(66,303)	10.47	(153,583)	8.38	(108,754)	5.58
Forfeited	(18,220)	19.61	(15,500)	14.34	(13,800)	14.03

Outstanding at end of year	841,822	16.27	765,345	15.11	763,428	12.21

Options exercisable at end of year	418,852	13.65	369,660	12.34	439,688	10.64

At December 31, 2004, information concerning stock options outstanding and exercisable is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 9.82 – 11.75	224,247	5.55	$11.32	184,377	$11.23
12.00 – 14.13	138,175	2.86	13.58	138,175	13.58
15.00 – 19.82	317,400	8.72	18.01	61,900	16.22
20.00 – 27.00	162,000	8.87	22.02	34,400	22.31

	841,822	6.94	16.27	418,852	13.65

NOTE 17—COMMITMENTS

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at December 31, 2004 are discussed below.

Commitments by First National Bank to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2004, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $167,502,000. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—COMMITMENTS—(Continued)

First National Bank issues standby letters of credit whereby it guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to standby letters of credit was $6,445,000 at December 31, 2004 and $6,221,000 at December 31, 2003. Due to insignificance, the Corporation has recorded no liability at December 31, 2004 for the current carrying amount of the obligation to perform as a guarantor.

Dover Mortgage Company originates certain residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a residential mortgage loan with a potential borrower and the time the closed loan is sold, the Corporation is subject to variability in market prices related to these commitments. The Corporation believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate residential mortgage loans totaled $16,382,000 at December 31, 2004. The related forward sales commitments totaled $16,382,000 at December 31, 2004. The fair value of these commitments was recorded as a net asset of $19,000 at December 31, 2004. Loans held for sale by Dover Mortgage Company totaled $10,919,000 at December 31, 2004. The related forward sales commitments totaled $10,919,000 at December 31, 2004. The fair value of these commitments was recorded as a net liability of $32,000 at December 31, 2004.

First National Bank had loans held for sale of $729,000 at December 31, 2004. Binding commitments of First National Bank for the origination of mortgage loans intended to be held for sale at December 31, 2004 were not material.

The Corporation does not have any special purpose entities or other similar forms of off-balance sheet financing.

NOTE 18—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18—FAIR VALUE OF FINANCIAL INSTRUMENTS—(Continued)

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

The estimated fair values of financial instruments are as follows:

	December 31, 2004		December 31, 2003
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Financial Assets
Cash and cash equivalents	$20,509	$20,509	$27,124	$27,124
Investment securities:
Available for sale	73,763	73,763	80,558	80,558
Held to maturity	51,380	50,676	63,701	63,000
Net loans	657,461	658,567	545,741	563,592
Financial Liabilities
Deposits	659,544	664,944	597,925	605,492
Retail repurchase agreements	13,818	13,818	14,816	14,816
Federal Home Loan Bank advances	69,088	71,183	53,303	60,027
Federal funds purchased	8,175	8,175	625	625
Other borrowed funds	22,566	22,566	17,977	18,198

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

NOTE 19—BUSINESS SEGMENT INFORMATION

Prior to the acquisition of Dover Mortgage Company on April 1, 2003, the chief operating decision maker had reviewed the results of operations of the Corporation and its subsidiaries as a single enterprise. There are now considered to be two principal business segments: the full-service subsidiary bank, First National Bank, and the mortgage banking subsidiary, Dover Mortgage Company. Dover originates, underwrites and closes loans for sale into the secondary market. Included in the “Other” column are amounts for other corporate activities and

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19—BUSINESS SEGMENT INFORMATION—(Continued)

eliminations of intersegment transactions. Operating results for the year ended December 31, 2003 includes information for twelve months for First National Bank and nine months for Dover Mortgage Company which was acquired using the purchase method of accounting for business combinations.

	Year Ended December 31, 2004
	First National Bank	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$39,835	$601	$—	$40,436
Interest expense	11,749	301	352	12,402

Net interest income	28,086	300	(352)	28,034
Provision for loan losses	4,030	—	—	4,030

Net interest income after provision for loan losses	24,056	300	(352)	24,004
Noninterest income	10,781	3,058	(166)	13,673
Noninterest expense	25,209	3,587	(41)	28,755

Income (loss) before income taxes	9,628	(229)	(477)	8,922
Income taxes (benefit)	2,562	(76)	(162)	2,324

Net income (loss)	$7,066	$(153)	$(315)	$6,598

Total assets	$845,402	$17,174	$315	$862,891
Net loans	646,542	10,919	—	657,461
Goodwill	12,583	3,752	—	16,335

	Year Ended December 31, 2003
	First National Bank	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$38,911	$1,265	$(18)	$40,158
Interest expense	12,091	675	378	13,144

Net interest income	26,820	590	(396)	27,014
Provision for loan losses	1,860	—	—	1,860

Net interest income after provision for loan losses	24,960	590	(396)	25,154
Noninterest income	11,273	2,628	(301)	13,600
Noninterest expense	24,178	3,164	(183)	27,159

Income before income taxes	12,055	54	(514)	11,595
Income taxes	3,342	28	(175)	3,195

Net income	$8,713	$26	$(339)	$8,400

Total assets	$758,628	$14,609	$8	$773,245
Net loans	537,540	8,201	—	545,741
Goodwill	12,583	3,742	—	16,325

In 2003, the financial performance of Dover Mortgage Company was negatively impacted by reductions of approximately $1,250,000 in the third quarter and $80,000 in the fourth quarter in income from mortgage loan sales as a result of the failure to properly obtain forward sales commitments when certain interest rate locks or

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19—BUSINESS SEGMENT INFORMATION—(Continued)

commitments to lend were entered into with potential borrowers. Failure to adhere to policies in connection with forward sales commitments, along with steep increases for a period of time in conforming mortgage interest rates, created the reduction in income enumerated above. In 2004, Dover results were adversely affected by the accounting change required by the SEC’s issuance of Staff Accounting Bulletin No. 105, as discussed in Note 1 above, which resulted in a $356,000 reduction in Dover’s income from mortgage loan sales and also by the increase in long-term conforming mortgage rates from the historical lows that prevailed through most of 2003 and especially by the resulting slowdown in mortgage refinancing activity. Information concerning the acquisition of Dover is provided in Note 2.

CONTROLS AND PROCEDURES

As of December 31, 2004, the end of the period covered by this report, FNB Corp. carried out an evaluation under the supervision and with the participation of the company’s management, including FNB Corp.’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of FNB Corp.’s disclosure controls and procedures. In designing and evaluating the company’s disclosure controls and procedures, FNB Corp. and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and FNB Corp.’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by FNB Corp. in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. No significant changes in the company’s internal control over financial reporting occurred during the period ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, FNB Corp.’s internal control over financial reporting. FNB Corp. reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. The internal controls at Dover Mortgage Company, which FNB Corp. acquired on April 1, 2003 and was not previously a public reporting company, continue to be an area of particular focus and FNB Corp. engaged a third-party consultant to review those controls with the aim of identifying any necessary or appropriate changes. Dover is in the process of implementing changes.

Management’s report on internal control over financial reporting, required by Item 308(a) of Regulation S-K, and the related attestation report of the registered public accounting firm, required by Item 308(b) of Regulation S-K, will be filed by amendment to this Annual Report on Form 10-K in accordance with Release No. 34-50754.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 15, 2005.

FNB Corp. (Registrant)

By:	/s/ MICHAEL C. MILLER
Michael C. Miller Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 15, 2005.

Signature	Title

/s/ MICHAEL C. MILLER Michael C. Miller	Chairman and President (Principal Executive Officer)

/s/ JERRY A. LITTLE Jerry A. Little	Treasurer and Secretary (Principal Financial and Accounting Officer)

/s/ JAMES M. CAMPBELL, JR. James M. Campbell, Jr.	Director

/s/ R. LARRY CAMPBELL R. Larry Campbell	Director

/s/ DARRELL L. FRYE Darrell L. Frye	Director

/s/ WILBERT L. HANCOCK Wilbert L. Hancock	Director

/s/ THOMAS A. JORDAN Thomas A. Jordan	Director

/s/ DALE E. KEIGER Dale E. Keiger	Director

/s/ EUGENE B. MCLAURIN, II Eugene B. McLaurin, II	Director

/s/ R. REYNOLDS NEELY, JR. R. Reynolds Neely, Jr.	Director

/s/ RICHARD K. PUGH Richard K. Pugh	Director

/s/ J. M. RAMSAY III J. M. Ramsay III	Director

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.10	Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed March 16, 1985.

3.11	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 10, 1988, incorporated herein by reference to Exhibit 19.10 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988.

3.12	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 12, 1998, incorporated herein by reference to Exhibit 3.12 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

3.13	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 23, 2003, incorporated herein by reference to Exhibit 3.13 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2003.

3.20	Amended and Restated Bylaws of the Registrant, adopted March 18, 2004, incorporated herein by reference to Exhibit 3.20 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004.

4	Specimen of Registrant’s Common Stock Certificate, incorporated herein by reference to Exhibit 4 to Amendment No. 1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed April 19, 1985.

10.10*	Form of Split Dollar Insurance Agreement dated as of November 1, 1987 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 19.20 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988.

10.11*	Form of Amendment to Split Dollar Insurance Agreement dated as of November 1, 1994 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.20*	Stock Compensation Plan as amended effective May 12, 1998, incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

10.21*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.22*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.23*	FNB Corp. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-105442).

10.24*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

10.25*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003.

Exhibit No.	Description of Exhibit
10.30*	Employment Agreement dated as of December 27, 1995 between First National Bank and Trust Company and Michael C. Miller, incorporated herein by reference to Exhibit 10.50 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1995.

10.31*	Carolina Fincorp, Inc. Stock Option Plan (assumed by the Registrant on April 10, 2000), incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-54702).

10.32*	Employment Agreement dated as of April 10, 2000 between First National Bank and Trust Company and R. Larry Campbell, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2000.

10.33*	Nonqualified Supplemental Retirement Plan with R. Larry Campbell, incorporated herein by reference to Exhibit 10(c) to the Annual Report on Form 10-KSB of Carolina Fincorp, Inc. for the fiscal year ended June 30, 1997.

10.34*	Form of Change of Control Agreement between FNB Corp. and certain of its key employees and officers, incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003.

14	Code of Ethics for Senior Financial Officers, incorporated herein by reference to Exhibit 14 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003.

21	Subsidiaries of the Registrant.

23.10	Consent of Independent Registered Public Accounting Firm—Dixon Hughes PLLC

23.11	Consent of Independent Registered Public Accounting Firm—KPMG LLP

31.10	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.11	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, or compensatory plan or arrangement.