Form 10-Q
period 2005-03-31
FNB CORP/NC
filed 2005-05-09
CIK 764811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

The registrant had 5,603,553 shares of $2.50 par value common stock outstanding at April 29, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FNB Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31,		December 31, 2004
	2005	2004
	(in thousands, except share data)
ASSETS
Cash and due from banks	$13,916	$18,912	$19,109
Interest-bearing bank balances	757	20,094	1,309
Federal funds sold	9,884	9,142	91
Investment securities:
Available for sale, at estimated fair value (amortized cost of $75,687, $73,565 and $71,959)	76,695	76,493	73,763
Held to maturity (estimated fair value of $47,868, $59,024 and $50,676)	49,206	58,836	51,380
Loans:
Loans held for sale	26,174	14,636	11,648
Loans held for investment	664,463	565,523	653,106
Less allowance for loan losses	(7,556)	(6,330)	(7,293)

Net loans	683,081	573,829	657,461

Premises and equipment, net	17,911	15,264	17,114
Goodwill	16,359	16,335	16,335
Other assets	27,960	25,416	26,329

Total Assets	$895,769	$814,321	$862,891

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$81,831	$72,649	$75,410
Interest-bearing deposits:
Demand, savings and money market deposits	217,830	222,271	219,968
Time deposits of $100,000 or more	168,767	131,540	155,278
Other time deposits	216,586	190,446	208,888

Total deposits	685,014	616,906	659,544
Retail repurchase agreements	15,026	15,249	13,818
Federal Home Loan Bank advances	68,418	70,859	69,088
Federal funds purchased	—	—	8,175
Other borrowed funds	35,686	21,308	22,566
Other liabilities	8,704	6,889	7,553

Total Liabilities	812,848	731,211	780,744

Shareholders’ equity:
Preferred stock - $10.00 par value; authorized 200,000 shares, none issued	—	—	—
Common stock - $2.50 par value; authorized 10,000,000 shares, issued shares - 5,601,053, 5,718,332 and 5,605,102	14,003	14,296	14,013
Surplus	10,450	12,747	10,643
Retained earnings	57,849	54,268	56,383
Accumulated other comprehensive income	619	1,799	1,108

Total Shareholders’ Equity	82,921	83,110	82,147

Total Liabilities and Shareholders’ Equity	$895,769	$814,321	$862,891

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)
Interest Income
Interest and fees on loans	$10,554	$7,973
Interest and dividends on investment securities:
Taxable income	806	936
Non-taxable income	422	439
Other interest income	32	29

Total interest income	11,814	9,377

Interest Expense
Deposits	3,030	2,082
Retail repurchase agreements	79	26
Federal Home Loan Bank advances	644	587
Federal funds purchased	5	12
Other borrowed funds	237	143

Total interest expense	3,995	2,850

Net Interest Income	7,819	6,527
Provision for loan losses	370	270

Net Interest Income After Provision for Loan Losses	7,449	6,257

Noninterest Income
Mortgage loan sales	877	1,308
Service charges on deposit accounts	1,282	1,236
Trust and investment services	380	479
Cardholder and merchant services income	286	235
Other service charges, commissions and fees	241	186
Bank owned life insurance	144	156
Other income (charge)	(48)	—

Total noninterest income	3,162	3,600

Noninterest Expense
Personnel expense	4,397	4,176
Net occupancy expense	407	393
Furniture and equipment expense	515	477
Data processing services	312	283
Other expense	1,591	1,768

Total noninterest expense	7,222	7,097

Income Before Income Taxes	3,389	2,760
Income taxes	1,083	808

Net Income	$2,306	$1,952

Net income per common share:
Basic	$.41	$.34
Diluted	.40	.33

Weighted average number of shares outstanding:
Basic	5,606,730	5,705,602
Diluted	5,755,682	5,903,899

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Three Months Ended March 31, 2005 and March 31, 2004 (unaudited)

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands, except share data)
Balance, December 31, 2003	5,686,899	$14,217	$12,478	$53,174	$1,589	$81,458
Comprehensive income:
Net income	—	—	—	1,952	—	1,952
Other comprehensive income:
Unrealized securities gains, net of income taxes of $131	—	—	—	—	210	210

Total comprehensive income	—	—	—	—	—	2,162

Cash dividends declared, $.15 per share	—	—	—	(858)	—	(858)
Common stock issued through:
Stock option plan	31,433	79	269	—	—	348

Balance, March 31, 2004	5,718,332	$14,296	$12,747	$54,268	$1,799	$83,110

Balance, December 31, 2004	5,605,102	$14,013	$10,643	$56,383	$1,108	$82,147
Comprehensive income:
Net income	—	—	—	2,306	—	2,306
Other comprehensive income:
Unrealized securities losses, net of income tax benefit of $307	—	—	—	—	(489)	(489)

Total comprehensive income	—	—	—	—	—	1,817

Cash dividends declared, $.15 per share	—	—	—	(840)	—	(840)
Common stock issued through:
Stock option plan	15,751	39	157	—	—	196
Common stock repurchased	(19,800)	(49)	(350)	—	—	(399)

Balance, March 31, 2005	5,601,053	$14,003	$10,450	$57,849	$619	$82,921

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Operating Activities:
Net income	$2,306	$1,952
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	406	405
Provision for loan losses	370	270
Deferred income taxes (benefit)	(226)	37
Deferred loan fees and costs, net	(25)	14
Premium amortization and discount accretion of investment securities, net	111	166
Amortization of intangibles	13	15
Net decrease (increase) in loans held for sale	(14,526)	6,466
Decrease (increase) in other assets	(270)	216
Increase (decrease) in other liabilities	996	(163)

Net Cash Provided by (Used in) Operating Activities	(10,845)	9,378

Investing Activities:
Available-for-sale securities:
Proceeds from maturities and calls	699	11,570
Purchases	(4,462)	(7,217)
Held-to-maturity securities:
Proceeds from maturities and calls	2,499	4,752
Purchases	(401)	—
Net increase in loans held for investment	(12,159)	(35,630)
Purchases of premises and equipment	(1,203)	(661)
Other, net	(159)	(169)

Net Cash Used in Investing Activities	(15,186)	(27,355)

Financing Activities:
Net increase in deposits	25,470	18,981
Increase in retail repurchase agreements	1,208	433
Increase (decrease) in Federal Home Loan Bank advances	(500)	17,500
Decrease in federal funds purchased	(8,175)	(625)
Increase in other borrowed funds	13,120	3,331
Common stock issued	196	348
Common stock repurchased	(399)	—
Cash dividends paid	(841)	(967)

Net Cash Provided by Financing Activities	30,079	39,001

Net Increase in Cash and Cash Equivalents	4,048	21,024
Cash and cash equivalents at beginning of period	20,509	27,124

Cash and Cash Equivalents at End of Period	$24,557	$48,148

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,769	$2,808
Income taxes	396	—
Noncash transactions:
Foreclosed loans transferred to other real estate	532	603
Unrealized securities gains (losses), net of income taxes	(489)	210

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

FNB Corp. is a bank holding company whose wholly owned subsidiaries are the First National Bank and Trust Company (“First National Bank”) and Dover Mortgage Company (“Dover”). First National Bank has one wholly owned subsidiary, First National Investor Services, Inc. Through its subsidiaries, FNB Corp. offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers. First National has offices in Chatham, Guilford, Montgomery, Moore, Randolph, Richmond, Rowan and Scotland counties in North Carolina. Dover Mortgage Company operates nine mortgage production offices in North Carolina at Asheville, Carolina Beach, Charlotte, Goldsboro, Greenville, Lake Norman, Leland, Raleigh and Wilmington.

The accompanying consolidated financial statements, prepared without audit, include the accounts of FNB Corp. and its subsidiaries (collectively the “Corporation”). All significant intercompany balances and transactions have been eliminated.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

The organization and business of FNB Corp., accounting policies followed by the Corporation and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Corporation’s 2004 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

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

	Three Months Ended March 31,
	2005	2004
Basic EPS denominator - Weighted average number of common shares outstanding	5,606,730	5,705,602
Dilutive share effect arising from assumed exercise of stock options	148,952	198,297

Diluted EPS denominator	5,755,682	5,903,899

For the three months ended March 31, 2005 and 2004, there were 161,262 and 171,824 stock options, respectively, that were antidilutive since the exercise price exceeded the average market price. These common stock equivalents were omitted from the calculations of diluted EPS for their respective periods.

4.	Stock Options

The Corporation accounts for awards under employee stock-based compensation plans using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and, accordingly, no compensation cost has been recognized for such awards in the consolidated financial statements. The pro forma effect on net income and earnings per share as if the compensation cost that would have been determined under the fair value method had been recorded in the consolidated financial statements, pursuant to the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”, is disclosed as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)
Net income, as reported	$2,306	$1,952
Less: Stock-based compensation cost determined under fair value method, net of related tax effects	98	88

Net income, pro forma	$2,208	$1,864

Net income per share:
Basic:
As reported	$.41	$.34
Pro forma	.39	.33
Diluted:
As reported	.40	.33
Pro forma	.38	.32

5.	Loans

Loans as presented are reduced by net deferred loan fees of $965,000, $775,000 and $990,000 at March 31, 2005, March 31, 2004 and December 31, 2004, respectively.

6.	Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Balance at beginning of period	$7,293	$6,172
Charge-offs	196	230
Recoveries	89	163

Net loan charge-offs	107	67
Provision for loan losses	370	270
Allowance adjustment for loans sold	—	(45)

Balance at end of period	$7,556	$6,330

7.	Supplementary Income Statement Information

Significant components of other expense were as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Advertising and marketing	$201	$186
Stationery, printing and supplies	180	180
Communications	132	157
Professional Fees	118	129

8.	Postretirement Employee Benefit Plans

Information concerning the net periodic cost of the Corporation’s postretirement benefit plans is as follows:

	Three Months Ended March 31, 2005
	Pension Plan	Supplemental Executive Retirement Plan	Other Postretirement Defined Benefit Plans
	(in thousands)
Service cost	$159	$17	$17
Interest cost	156	19	21
Expected return on plan assets	(207)	—	—
Amortization of prior service cost	7	12	2
Amortization of transition obligation	—	—	5
Recognized net actuarial loss	38	5	3

Net periodic postretirement benefit cost	$153	$53	$48

	Three Months Ended March 31, 2004
	Pension Plan	Supplemental Executive Retirement Plan	Other Postretirement Defined Benefit Plans
	(in thousands)
Service cost	$144	$15	$15
Interest cost	145	17	19
Expected return on plan assets	(156)	—	—
Amortization of prior service cost	27	12	2
Amortization of transition obligation	—	—	5
Recognized net actuarial loss	40	4	2

Net periodic postretirement benefit cost	$200	$48	$43

Due to the significant $2,175,000 contribution made in 2004, the Corporation does not expect to contribute any funds to its pension plan in 2005. The other postretirement benefit plans are unfunded plans; and consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.

9.	Derivatives and Financial Instruments

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

For the three months ended March 31, 2005 and 2004, the interest rate swap resulted in net reductions of $13,000 and $11,000, respectively, in the interest expense that would otherwise have been reported for the FHLB advance. The fair value of the swap at March 31, 2005 was recorded on the consolidated balance sheet as a liability in the amount of $279,000, offset by a valuation adjustment in the same amount to the FHLB advance.

The Corporation has also identified the following derivative instruments which were recorded on the consolidated balance sheet at December 31, 2005: commitments to originate fixed rate residential mortgage loans and forward sales commitments.

Dover Mortgage Company originates certain fixed rate residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a fixed rate residential mortgage loan with a potential borrower and the time the closed loan is sold, the Corporation is subject to variability in market prices related to these commitments. The Corporation believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate fixed rate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate fixed rate residential mortgage loans totaled $26,798,000 at March 31, 2005. The related forward sales commitments totaled $26,798,000 at March 31, 2005. The fair value of these commitments was recorded as a net asset of $21,000 at March 31, 2005. Loans held for sale by Dover Mortgage Company totaled $25,382,000 at March 31, 2005. The related forward sales commitments totaled $25,382,000 at March 31, 2005. The fair value of these commitments was recorded as a net asset of $18,000 at March 31, 2005.

First National Bank had loans held for sale of $792,000 at March 31, 2005. Binding commitments of First National Bank for the origination of mortgage loans intended to be held for sale at March 31, 2005 were not material.

10.	Recently Adopted Accounting Pronouncements

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer”

(“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences relate to a deterioration of credit quality. SOP 03-3 also prohibits companies from “carrying over” or creating a valuation allowance in the initial accounting for loans acquired that meet the scope criteria of SOP 03-3. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The Corporation adopted the provisions of SOP 03-3 with no effect on its consolidated financial statements.

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

11.	Business Segment Information

The Corporation is considered to have two principal business segments: the full-service subsidiary bank, First National Bank, and the mortgage banking subsidiary, Dover Mortgage Company. Dover originates, underwrites and closes loans for sale into the secondary market. Financial performance for each segment is detailed in the following tables. Included in the “Other” column are amounts for other corporate activities and eliminations of intersegment transactions.

	Three Months Ended March 31, 2005
	First National Bank	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$11,652	$162	$—	$11,814
Interest expense	3,758	118	119	3,995

Net interest income	7,894	44	(119)	7,819
Provision for loan losses	370	—	—	370

Net interest income after provision for loan losses	7,524	44	(119)	7,449
Noninterest income	2,470	729	(37)	3,162
Noninterest expense	6,306	928	(12)	7,222

Income (loss) before income taxes	3,688	(155)	(144)	3,389
Income taxes (benefit)	1,190	(58)	(49)	1,083

Net income (loss)	$2,498	$(97)	$(95)	$2,306

Total assets	$864,706	$30,662	$401	$895,769
Net loans	657,699	25,382	—	683,081
Goodwill	12,583	3,776	—	16,359

	Three Months Ended March 31, 2004
	First National Bank	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$9,250	$127	$—	$9,377
Interest expense	2,707	54	89	2,850

Net interest income	6,543	73	(89)	6,527
Provision for loan losses	270	—	—	270

Net interest income after provision for loan losses	6,273	73	(89)	6,257
Noninterest income	2,750	905	(55)	3,600
Noninterest expense	6,249	861	(13)	7,097

Income before income taxes	2,774	117	(131)	2,760
Income taxes	805	47	(44)	808

Net income	$1,969	$70	$(87)	$1,952

Total assets	$796,036	$18,124	$161	$814,321
Net loans	562,279	11,550	—	573,829
Goodwill	12,583	3,752	—	16,335

12.	Comprehensive Income

For the three months ended March 31, 2005 and 2004, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $1,817,000 and $2,162,000, respectively.

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

Additionally, FNB Corp. has a mortgage banking subsidiary, Dover Mortgage Company, that originates, underwrites and closes loans for sale into the secondary market. Dover operates nine mortgage production offices in North Carolina at Asheville, Carolina Beach, Charlotte, Goldsboro, Greenville, Lake Norman, Leland, Raleigh and Wilmington.

For business segment information related to the financial performance of First National Bank and Dover Mortgage Company, see Note 11 to the Consolidated Financial Statements.

Primary Financial Data for 2005

The Corporation earned $2,306,000 in the first quarter of 2005, an 18.1% increase from earnings of $1,952,000 in the same period of 2004. Basic earnings per share increased from $.34 to $.41 and diluted earnings per share increased from $.33 to $.40 for percentage increases of 20.6% and 21.2%, respectively. Total assets were $895,769,000 at March 31, 2005, up 10.0% from March 31, 2004 and 3.8% from December 31, 2004. Loans amounted to $690,637,000 at March 31, 2005, increasing 19.0% from March 31, 2004 and 3.9% from December 31, 2004. Total deposits were up 11.0% from March 31, 2004 and 3.9% from December 31, 2004, amounting to $685,014,000 at March 31, 2005. The comparison of loans outstanding was affected by fluctuations in the balance of loans held for sale which was higher at March 31, 2005 compared to March 31, 2004 and December 31, 2004 by $11,538,000 and $14,526,000, respectively.

Significant Factors Affecting Earnings in 2005

Prior to mid-2004, earnings had been affected for an extended period by historically low interest rates produced by the Federal Reserve’s stimulative monetary policy. Commencing June 29, 2004, however, the Federal Reserve implemented a tightening policy that has resulted in seven one-quarter percent increases in the prime rate, bringing it to a level of 5.75% at March 31, 2005. These increases are working to improve the yield on earning assets, although the cost of funds is being impacted by the general increase in interest rates. Net interest income increased $1,292,000 or 19.8% in the first quarter of 2005 compared to the same period in 2004, reflecting the effect of an increase in the net interest margin, stated on a taxable equivalent basis, from 3.82% in 2004 to 4.08% in 2005 coupled with an 11.8% increase in the level of average earning assets.

Noninterest income decreased $438,000 or 12.2% in the first quarter of 2005 compared to the same period in 2004, due primarily to a $431,000 reduction in income from mortgage loan sales. While this reduction in loan sales income reflects the negative impact of the increase in conforming mortgage rates that began in 2004 and especially the impact of the resulting slowdown in mortgage refinancing activity, income from mortgage loan sales benefited in the first quarter of 2004 as a result of the $233,000 in income from the sale by First National Bank of 1-4 family residential mortgage loans totaling $12,535,000 that were previously classified as loans held for investment at December 31, 2003 but transferred to loans held for sale in the 2004 first quarter.

Noninterest expense grew by only a modest amount in the 2005 first quarter, increasing $125,000 or 1.8%.

Critical Accounting Policies

The Corporation’s significant accounting policies are set forth in Note 1 to the Consolidated Financial Statements contained in the Form 10-K Annual Report for the fiscal year ended December 31, 2004. Of these significant accounting policies, the Corporation considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management’s most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Corporation has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation’s assessments may be impacted in future periods by changes in economic conditions, the results of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation’s allowance for loan losses and related matters, see “Asset Quality”.

Earnings Review

The Corporation’s net income increased $354,000 or 18.1% in the first quarter of 2005 compared to the same period of 2004. Earnings were positively impacted in the first quarter of 2005 by the significant increase of $1,292,000 or 19.8% in net interest income, which gain was offset to an extent by a $438,000 decrease in noninterest income and by increases of $100,000 in the provision for loan losses and $125,000 in noninterest expense. Certain factors specifically affecting the elements of income and expense and the comparability of operating results for the first quarter periods of 2005 and 2004 were discussed in the “Overview – Significant Factors Affecting Earnings in 2005”.

On an annualized basis, return on average assets increased from .99% in the first quarter of 2004 to 1.05% in the first quarter of 2005. Return on average shareholders’ equity increased from 9.41% to 11.03% in comparing the same periods. In the first quarter of 2005, return on tangible assets and equity (calculated by deducting average goodwill from average assets and from average equity) amounted to 1.07% and 13.70%, respectively.

Net Interest Income

Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

Net interest income was $7,819,000 in the first quarter of 2005 compared to $6,527,000 in the same period of 2004. This increase of $1,292,000 or 19.8% resulted from an improvement in the net yield on earning assets, or net interest margin, from 3.82% in 2004 to 4.08% in 2005 coupled with an 11.8% increase in the level of average earning assets. On a taxable equivalent basis, the increase in net interest income in the first quarter of 2005 was $1,259,000, reflecting changes in the relative mix of taxable and non-taxable earning assets in each period.

Table 1 on page 26 sets forth for the periods indicated information with respect to the Corporation’s average balances of assets and liabilities, as well as the total dollar amounts of interest income (taxable equivalent basis) from earning assets and interest expense on interest-bearing liabilities, resultant rates earned or paid, net interest income, net interest spread and net yield on earning assets. Net interest spread refers to the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. Net yield on earning assets, or net interest margin, refers to net interest income divided by average earning assets and is influenced by the level and relative mix of earning assets and interest-bearing liabilities. Changes in net interest income on a taxable equivalent basis, as measured by volume and rate variances, are also analyzed in Table 1. Volume refers to the average dollar level of earning assets and interest-bearing liabilities.

Changes in the net interest margin and net interest spread tend to correlate with movements in the prime rate of interest. There are variations, however, in the degree and timing of rate changes, compared to prime, for the different types of earning assets and interest-bearing liabilities.

Following the significant declines in 2001, interest rates tended to stabilize, until mid-2004, in a generally low-rate environment for rates both earned and paid by the Corporation. After reductions in the prime rate totaling 4.75% in 2001, there were additional rate cuts of .50% in November 2002 and .25% in June 2003, resulting in the prime rate of 4.00% that was effective through June 30, 2004. Due to concern about increasing inflationary pressures, the Federal Reserve took action to raise the level of interest rates at the end of June 2004, causing the prime rate to increase to 4.25% in July 2004. Four additional rate increases of 25 basis points each during the second six months of 2004 and two more such rate increases in 2005 have raised the prime rate to the 5.75% level at March 31, 2005. The prime rate averaged 6.99% in 2001, falling to 4.67% in 2002 and 4.12% in 2003 and rising to 4.33% in 2004.

The Corporation’s net interest margin and net interest spread were negatively impacted in 2003 due in part to the prime rate reductions in November 2002 and June 2003 but also because of the cumulative effect of the reductions in yields on fixed rate earning assets over an extended period. While there was some continuing erosion of the margin and spread in the first six months of 2004, the subsequent prime rate increases have had a positive effect on the margin and spread.

The prime rate averaged 5.34% in the first quarter of 2005 compared to 4.00% in the first quarter of 2004. The net interest spread, in comparing first quarter periods, increased by 20 basis points from 3.60% in 2004 to 3.80% in 2005, reflecting the effect of an increase in the average total yield on earning assets that more than offset the increase in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets increased by 68 basis points from 5.41% in 2005 to 6.09% in 2004, while the cost of funds increased by 48 basis points from 1.81% to 2.29%.

Provision for Loan Losses

This provision is the charge against earnings to provide an allowance or reserve for probable losses inherent in the loan portfolio. The amount of each period’s charge is affected by several considerations including management’s evaluation of various risk factors in determining the adequacy of the allowance (see “Asset Quality”), actual loan loss experience and loan portfolio growth. Earnings were negatively impacted in the first quarter of 2005 by a $100,000 increase in the provision for loan losses,

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.14% at March 31, 2005, 1.12% at March 31, 2004 and 1.12% at December 31, 2004. The allowance percentage has increased based on the results from application of the allowance model that assigns reserves to various components of the loan portfolio in order to provide for probable inherent losses.

Noninterest Income

Noninterest income decreased $438,000 or 12.2% in the first quarter of 2005 compared to the same period of 2004, due primarily to a decline of $431,000 in income from mortgage loan sales as discussed in the “Overview – Significant Factors Affecting Earnings in 2005”. The decrease in income from trust and investment services was largely related to the general decrease in the volume of sales of annuity products.

Noninterest Expense

Noninterest expense was $125,000 or 1.8% higher in the first quarter of 2005 compared to the same period of 2004, reflecting a $221,000 increase in personnel expense, the effect of which was significantly offset by a $177,000 decline in other expense. The increase in personnel expense related to increased staffing requirements and normal salary adjustments. The level of other expense was favorably impacted by various expense reductions including expenses related to credit administration and foreclosed properties.

Income Taxes

The effective income tax rate increased from 29.3% in the first quarter of 2004 to 32.0% in the same period of 2005 due principally to an increase in the ratio of taxable to non-taxable income.

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

Commitments, Contingencies and Off-Balance Sheet Risk

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at March 31, 2005 are discussed below.

Commitments by First National Bank to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At March 31, 2005, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $191,419,000. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

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

For the three months ended March 31, 2005 and 2004, the interest rate swap resulted in net reductions of $13,000 and $11,000, respectively, in the interest expense that would otherwise have been reported for the FHLB advance. The fair value of the swap at March 31, 2005 was recorded on the consolidated balance sheet as a liability in the amount of $279,000, offset by a valuation adjustment in the same amount to the FHLB advance.

First National Bank issues standby letters of credit whereby it guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to standby letters of credit was $6,445,000 at March 31, 2005 and $6,221,000 at March 31, 2004. Due to insignificance, the Corporation has recorded no liability at March 31, 2005 for the current carrying amount of the obligation to perform as a guarantor.

Dover Mortgage Company originates certain fixed rate residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a fixed rate residential mortgage loan with a potential borrower and the time the closed loan is sold, the Corporation is subject to variability in market prices related to these commitments. The Corporation believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate fixed rate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate fixed rate residential mortgage loans totaled $26,798,000 at March 31, 2005. The related forward sales commitments totaled $26,798,000 at March 31, 2005. The fair value of these commitments was recorded as a net asset of $21,000 at March 31, 2005. Loans held for sale by Dover Mortgage Company totaled $25,382,000 at March 31, 2005. The related forward sales commitments totaled $25,382,000 at March 31, 2005. The fair value of these commitments was recorded as a net asset of $18,000 at March 31, 2005.

First National Bank had loans held for sale of $792,000 at March 31, 2005. Binding commitments of First National Bank for the origination of mortgage loans intended to be held for sale at March 31, 2005 were not material.

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

The Corporation’s balance sheet was asset-sensitive at March 31, 2005. An asset-sensitive position means that, for cumulative gap measurement periods of one year or less, there are more assets than liabilities subject to immediate repricing as market rates change. Because immediately rate sensitive assets exceed rate sensitive interest-bearing liabilities, the earnings position could improve in a rising rate environment and could deteriorate in a declining rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

Capital Adequacy

Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders’ equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution’s ongoing trading activities. At March 31, 2005, FNB Corp. and First National Bank were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital. Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%. At March 31, 2005, FNB Corp. and First National Bank had total capital ratios of 9.99% and 11.31%, respectively, and Tier 1 capital ratios of 8.96% and 10.26%.

The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At March 31, 2005, FNB Corp. and First National Bank had leverage capital ratios of 7.65% and 8.77%, respectively.

First National Bank is also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, a bank must have a minimum ratio for total capital of 10.00%, for Tier 1 capital of 6.00% and for leverage capital of 5.00%. As noted above, First National Bank met all of those ratio requirements at March 31, 2005 and, accordingly, is well-capitalized under the regulatory framework for prompt corrective action.

Balance Sheet Review

Total assets at March 31, 2005 were $81,448,000 or 10.0% higher than at March 31, 2004 and were $32,878,000 or 3.8% higher than at December 31, 2004. By similar comparison, deposits were ahead by $68,108,000 or 11.0% and $25,470,000 or 3.9%. The level of total assets is directly affected by the level of loans held for sale which are largely supported by borrowings obtained strictly for this purpose. At March 31, 2005, loans held for sale amounted to $26,174,000 compared to $14,636,000 at March 31, 2004 and $11,648,000 at December 31, 2004. Consequently, the growth in assets exclusive of the change in loans held for sale was below the amounts indicated above by $11,538,000 and $14,526,000, respectively. Average assets increased 11.0% in the first quarter of 2005 compared to the same period of 2004, while average deposits increased 12.2%.

Investment Securities

Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. In general, because of loan funding needs in 2004, proceeds from investment maturities and calls were diverted to this purpose, leading to a reduction in the level of investment securities of $9,428,000 or 7.0% during the twelve-month period ended March 31, 2005. The level of investment securities was increased $758,000 or 0.6% during the first quarter of 2005. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

Loans

The Corporation’s primary source of revenue and largest component of earning assets is the loan portfolio. Loans increased $110,478,000 or 19.0% during the twelve-month period ended March 31, 2005. The net loan increase during the first quarter of 2005 was $25,883,000 or 3.9%. Due to the relatively higher level of loans held for sale at March 31, 2005 compared to March 31, 2004 and December 31, 2004, as noted above in the “Balance Sheet Review”, the growth in loans identified as held for investment was somewhat lower than the increases reported for total loans, amounting to $98,940,000 for the twelve months ended March 31, 2005 and $11,357,000 for the first quarter of 2005. Average loans were $105,285,000 or 18.5% higher in the first quarter of 2005 than in the same period of 2004. The ratio of average loans to average deposits, in comparing first quarter periods, increased from 94.8% in 2004 to 100.1% in 2005. The ratio of loans to deposits at March 31, 2005 was 100.8%.

Loan growth during the first quarter of 2005 was primarily due to increases in the portfolios related to construction loans and commercial and other real estate loans. Loan activity for the twelve month period ended March 31, 2005 largely reflected the circumstances noted in the following discussion. In both 2004 and 2003, loans grew significantly, following an extended period in which the level of the entire loan portfolio had been adversely impacted by the general slowdown of the economy. In particular, the portfolios related to construction loans and commercial and other real estate loans experienced significant gains in each year. Following a gain in 2003, the commercial and agricultural loan portfolio declined in 2004. The balance of the 1-4 family residential mortgage loan portfolio has been affected by the high level of refinancing activity that commenced in 2001 and extended through approximately the end of 2003, especially since many refinanced loans that were previously included in the “held for investment” category were sold as part of the refinancing process, and was also affected, as discussed in the “Overview – Significant Items Affecting Earnings in 2004”, by the direct sale in the 2004 first quarter of certain loans previously classified as held for investment. The level of the 1-4 family residential mortgage portfolio has been bolstered by steady growth, especially in 2004 and 2003, in loan balances resulting from home equity lines of credit.

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

At March 31, 2005, the Corporation had impaired loans which totaled $1,084,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $399,000. At March 31, 2004, the Corporation had impaired loans which totaled $1,905,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $1,166,000. At December 31, 2004, there were no loans considered impaired.

At March 31, 2005, nonperforming loans were $5,773,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $5,336,000 and $437,000, respectively. At March 31, 2004, nonperforming loans were $5,725,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $4,668,000 and $1,057,000, respectively. At December 31, 2004, nonperforming loans were $5,227,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $3,952,000 and $1,275,000, respectively.

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

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.14% at March 31, 2005, 1.12% at March 31, 2004 and 1.12% at December 31, 2004. The allowance percentage has increased based on the results from application of the allowance model that assigns reserves to various components of the loan portfolio in order to provide for probable inherent losses.

Management believes the allowance for loan losses of $7,556,000 at March 31, 2005 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment.

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

The following table presents an analysis of the changes in the allowance for loan losses.

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Balance at beginning of period	$7,293	$6,172
Charge-offs	196	230
Recoveries	89	163

Net loan charge-offs	107	67
Provision for loan losses	370	270
Allowance adjustment for loans sold	—	(45)

Balance at end of period	$7,556	$6,330

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

The level and mix of deposits has been specifically affected by the following factors. Following an extended period in which balances had decreased due to interest rate declines, time deposits increased $63,367,000 during the twelve-month period ended March 31, 2005 and $21,187,000 during the first quarter of 2005 due in part to higher rates but also reflecting the acquisition of brokered time deposits and the increase in time deposits obtained from governmental units, these latter deposits amounting to $71,684,000, $58,879,000 and $67,260,000 at March 31, 2005, March 31, 2004 and December 31, 2004, respectively. Reflecting new deposit products and extensive promotional efforts, noninterest-bearing demand deposits had significant growth during the twelve-month period ended March 31, 2005, increasing $9,182,000 during that period and $6,421,000 during the first quarter of 2005. Interest-bearing transactional deposits, including demand, savings and money market deposits, registered net declines of $4,441,000 during the twelve-month period ended March 31, 2005 and $2,138,000 during the first quarter of 2005.

Business Development Matters

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

In January 2004, First National Bank received regulatory approval for establishment of its first branch office in Greensboro, North Carolina, resulting in the opening of a loan production office in February 2004. A full-service banking office in a leased facility is scheduled to replace the loan production office in May 2005.

In November 2004, First National Bank received regulatory approval for the establishment of a second branch office in Greensboro, North Carolina. Construction of this full-service banking office is expected to be completed in 2005.

In 2004, Dover Mortgage Company opened new mortgage production offices in North Carolina at Carolina Beach in April and at Leland in November. Through representatives, Dover commenced operations in Asheville, North Carolina in March 2005.

In May 2005, First National Bank filed for regulatory approval for the establishment of a second branch office in Salisbury, North Carolina.

Accounting Pronouncement Matters

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS No. 123(R)”). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first annual reporting period that begins after June 15, 2005. Accordingly, the Corporation will adopt SFAS No. 123(R) commencing with the fiscal year ending December 31, 2006. If an adjustment to income had been made for the pro forma cost of employee stock option compensation as disclosed in Note 1 to the Consolidated Financial Statements contained in the Form 10-K Annual Report for the fiscal year ended December 31, 2004, net income for the fiscal years ended December 31, 2004, 2003 and 2002 would have decreased by approximately $340,000, $340,000, and $362,000, respectively. Accordingly, the adoption of SFAS No. 123(R) is expected to have a material effect on the Corporation’s consolidated financial statements.

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

Cautionary Statement for Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as “believes”, “expects”, “plans”, “projects”, “goals”, “estimates”, “may”, “could”, “should”, or “anticipates” or the negative thereof or other variations thereon of comparable terminology, or by discussions of strategy that involve risks and uncertainties. In addition, from time to time, the Corporation or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Corporation with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Corporation. Forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Corporation wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect the Corporation’s actual results, causing actual results to differ materially from those in any forward-looking statement. These factors include: (i) competitive pressure in the banking industry or in the Corporation’s markets may increase significantly, (ii) changes in the interest rate environment may reduce margins, (iii) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration, (iv) changes may occur in banking legislation and regulation, (v) changes may occur in general business conditions and (vi) changes may occur in the securities markets. Readers should also consider information on risks and uncertainties contained in the discussions of competition, supervision and regulation, and effect of governmental policies contained in the Corporation’s most recent Annual Report on Form 10-K.

Table 1

Average Balances and Net Interest Income Analysis

THREE MONTHS ENDED MARCH 31	2005			2004			2005 Versus 2004
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Interest Variance due to (1)		Net Change
							Volume	Rate
	(Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets
Loans (2) (3)	$675,408	$10,584	6.34%	$570,123	$8,005	5.63%	$1,532	$1,047	$2,579
Investment securities (2):
Taxable income	77,269	844	4.37	87,583	991	4.53	(113)	(34)	(147)
Non-taxable income	46,032	662	5.75	49,351	694	5.62	(48)	16	(32)
Other earning assets	5,777	33	2.37	12,664	29	0.94	(22)	26	4

Total earning assets	804,486	12,123	6.09	719,721	9,719	5.41	1,349	1,055	2,404

Cash and due from banks	17,705			17,323
Goodwill	16,341			16,327
Other assets, net	38,306			36,454

Total Assets	$876,838			$789,825

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	$92,873	133	0.58	$87,960	79	0.36	5	49	54
Savings deposits	52,356	42	0.32	53,584	42	0.31	(1)	1	—
Money market deposits	72,386	308	1.73	72,677	160	0.88	(1)	149	148
Certificates and other time deposits	378,714	2,547	2.73	317,508	1,801	2.27	363	383	746
Retail repurchase agreements	15,507	79	2.08	15,455	26	0.66	—	53	53
Federal Home Loan Bank advances	68,667	644	3.81	59,273	587	3.97	83	(26)	57
Federal funds purchased	979	5	2.09	3,697	12	1.31	(12)	5	(7)
Other borrowed funds	26,349	237	3.65	21,154	143	2.71	39	55	94

Total interest-bearing liabilities	707,831	3,995	2.29	631,308	2,850	1.81	476	669	1,145

Noninterest-bearing demand deposits	78,113			69,392
Other liabilities	7,236			6,167
Shareholders’ equity	83,658			82,958

Total Liabilities and Shareholders’ Equity	$876,838			$789,825

Net Interest Income and Spread		$8,128	3.80%		$6,869	3.60%	$873	$386	$1,259

Net Yield on Earning Assets			4.08%			3.82%

(1)	The mix variance, not separately stated, has been proportionally allocated to the volume and rate variances based on their absolute dollar amount.
(2)	Interest income and yields related to certain investment securities and loans exempt from both federal and state income tax or from state income tax alone are stated on a fully taxable equivalent basis, assuming a 34% federal tax rate and applicable state tax rate, reduced by the nondeductible portion of interest expense.
(3)	Nonaccrual loans are included in the average loan balance. Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.

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

Management does not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis prepared and presented in conjunction with the Form 10-K Annual Report for the fiscal year ended December 31, 2004.

Item 4. Controls and Procedures

As of March 31, 2005, the end of the period covered by this report, FNB Corp. carried out an evaluation under the supervision and with the participation of the company’s management, including FNB Corp.’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of FNB Corp.’s disclosure controls and procedures. In designing and evaluating the company’s disclosure controls and procedures, FNB Corp. and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and FNB Corp.’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by FNB Corp. in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. No significant change in the company’s internal control over financial reporting occurred during the period ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, FNB Corp.’s internal control over financial reporting. FNB Corp. reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. The internal controls at Dover Mortgage Company, which FNB Corp. acquired on April 1, 2003 and was not previously a public reporting company, continue to be an area of focus and improvement.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Three Months Ended March 31, 2005	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	900	$18.70	900	245,700

February 1 to February 28	7,300	19.95	7,300	238,400

March 1 to March 31	11,600	20.36	11,600	226,800

Total	19,800	20.14	19,800	226,800

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

FNB Corp.
(Registrant)

Date: May 6, 2005	By:	/s/ Jerry A. Little
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

May 9, 2005

EDGAR TRANSMISSION

Securities and Exchange Commission

450 Fifth Street, N.W.

Washington, DC 20549

Re:	FNB Corp.

File 0-13823

Form 10-Q for the Quarter Ended March 31, 2005

Gentlemen:

Enclosed herewith for filing with the Commission is the Quarterly Report on Form 10-Q for the three months ended March 31, 2005.

Very truly yours,

/s/ Jerry A. Little
Jerry A. Little
Treasurer and Secretary