Form 10-Q
period 2005-06-30
FNB CORP/NC
filed 2005-08-05
CIK 764811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant had 5,619,050 shares of $2.50 par value common stock outstanding at August 1, 2005.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FNB Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,		December 31, 2004
	2005	2004
	(in thousands, except share and per share data)
ASSETS
Cash and due from banks	$19,433	$18,891	$19,109
Interest-bearing bank balances	862	18,478	1,309
Federal funds sold	880	535	91
Investment securities:
Available for sale, at estimated fair value (amortized cost of $74,840, $73,477 and $71,959)	76,559	74,625	73,763
Held to maturity (estimated fair value of $47,796, $53,233 and $50,676)	48,385	54,934	51,380
Loans:
Loans held for sale	27,814	16,629	11,648
Loans held for investment	675,073	597,044	653,106
Less allowance for loan losses	(7,732)	(6,579)	(7,293)

Net loans	695,155	607,094	657,461

Premises and equipment, net	18,795	16,132	17,114
Goodwill	16,359	16,335	16,335
Other assets	28,174	26,213	26,329

Total Assets	$904,602	$833,237	$862,891

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$84,055	$74,219	$75,410
Interest-bearing deposits:
Demand, savings and money market deposits	218,795	219,934	219,968
Time deposits of $100,000 or more	169,959	134,182	155,278
Other time deposits	216,850	191,165	208,888

Total deposits	689,659	619,500	659,544
Retail repurchase agreements	17,101	18,228	13,818
Federal Home Loan Bank advances	68,010	75,024	69,088
Federal funds purchased	—	9,900	8,175
Other borrowed funds	36,502	23,144	22,566
Other liabilities	8,361	7,839	7,553

Total Liabilities	819,633	753,635	780,744

Shareholders’ equity:
Preferred stock - $10.00 par value; authorized 200,000 shares, none issued	—	—	—
Common stock - $2.50 par value; authorized 10,000,000 shares, issued shares - 5,617,653, 5,636,512 and 5,605,102	14,044	14,091	14,013
Surplus	10,590	11,267	10,643
Retained earnings	59,279	53,538	56,383
Accumulated other comprehensive income	1,056	706	1,108

Total Shareholders’ Equity	84,969	79,602	82,147

Total Liabilities and Shareholders’ Equity	$904,602	$833,237	$862,891

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except share and per share data)
Interest Income
Interest and fees on loans	$11,322	$8,338	$21,876	$16,311
Interest and dividends on investment securities:
Taxable income	860	860	1,666	1,796
Non-taxable income	415	435	837	874
Other interest income	85	46	117	75

Total interest income	12,682	9,679	24,496	19,056

Interest Expense
Deposits	3,383	2,122	6,413	4,204
Retail repurchase agreements	108	33	187	59
Federal Home Loan Bank advances	651	638	1,295	1,225
Federal funds purchased	—	9	5	21
Other borrowed funds	355	166	592	309

Total interest expense	4,497	2,968	8,492	5,818

Net Interest Income	8,185	6,711	16,004	13,238
Provision for loan losses	864	2,780	1,234	3,050

Net Interest Income After Provision for Loan Losses	7,321	3,931	14,770	10,188

Noninterest Income
Mortgage loan sales	1,382	580	2,259	1,888
Service charges on deposit accounts	1,552	1,356	2,834	2,592
Trust and investment services	293	341	673	820
Cardholder and merchant services income	335	273	621	508
Other service charges, commissions and fees	215	196	456	382
Bank owned life insurance	146	153	290	309
Other income (charge)	37	35	(11)	35

Total noninterest income	3,960	2,934	7,122	6,534

Noninterest Expense
Personnel expense	4,845	3,949	9,242	8,125
Net occupancy expense	460	394	867	787
Furniture and equipment expense	531	471	1,046	948
Data processing services	358	312	670	595
Other expense	1,743	1,928	3,334	3,696

Total noninterest expense	7,937	7,054	15,159	14,151

Income (Loss) Before Income Taxes	3,344	(189)	6,733	2,571
Income taxes (benefit)	1,072	(305)	2,155	503

Net Income	$2,272	$116	$4,578	$2,068

Net income per common share:
Basic	$.41	$.02	$.82	$.36
Diluted	.40	.02	.80	.35

Weighted average number of shares outstanding:
Basic	5,608,223	5,704,276	5,607,481	5,704,939
Diluted	5,748,400	5,867,105	5,752,022	5,885,502

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Six Months Ended June 30, 2005 and June 30, 2004 (unaudited)

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands, except share and per share data)
Balance, December 31, 2003	5,686,899	$14,217	$12,478	$53,174	$1,589	$81,458
Comprehensive income:
Net income	—	—	—	2,068	—	2,068
Other comprehensive income:
Unrealized securities losses, net of income tax benefit of $556	—	—	—	—	(883)	(883)

Total comprehensive income	—	—	—	—	—	1,185

Cash dividends declared, $.30 per share	—	—	—	(1,704)	—	(1,704)
Common stock issued through:
Stock option plan	44,313	111	371	—	—	482
Common stock repurchased	(94,700)	(237)	(1,582)	—	—	(1,819)

Balance, June 30, 2004	5,636,512	$14,091	$11,267	$53,538	$706	$79,602

Balance, December 31, 2004	5,605,102	$14,013	$10,643	$56,383	$1,108	$82,147
Comprehensive income:
Net income	—	—	—	4,578	—	4,578
Other comprehensive income:
Unrealized securities losses, net of income tax benefit of $33	—	—	—	—	(52)	(52)

Total comprehensive income	—	—	—	—	—	4,526

Cash dividends declared, $.30 per share	—	—	—	(1,682)	—	(1,682)
Common stock issued through:
Stock option plan	35,351	88	347	—	—	435
Common stock repurchased	(22,800)	(57)	(400)	—	—	(457)

Balance, June 30, 2005	5,617,653	$14,044	$10,590	$59,279	$1,056	$84,969

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Operating Activities:
Net income	$4,578	$2,068
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	820	806
Provision for loan losses	1,234	3,050
Deferred income tax benefit	(311)	(257)
Deferred loan fees and costs, net	(44)	194
Premium amortization and discount accretion of investment securities, net	193	320
Amortization of intangibles	25	30
Net decrease (increase) in loans held for sale	(16,166)	4,473
Decrease (increase) in other assets	(551)	807
Increase (decrease) in other liabilities	728	(102)

Net Cash Provided by (Used in) Operating Activities	(9,494)	11,389

Investing Activities:
Available-for-sale securities:
Proceeds from maturities and calls	3,553	19,579
Purchases	(6,481)	(15,198)
Held-to-maturity securities:
Proceeds from maturities and calls	4,146	8,716
Purchases	(1,297)	(169)
Net increase in loans held for investment	(23,658)	(70,221)
Purchases of premises and equipment	(2,506)	(1,884)
Other, net	(54)	301

Net Cash Used in Investing Activities	(26,297)	(58,876)

Financing Activities:
Net increase in deposits	30,115	21,575
Increase in retail repurchase agreements	3,283	3,412
Increase (decrease) in Federal Home Loan Bank advances	(1,000)	22,000
Increase (decrease) in federal funds purchased	(8,175)	9,275
Increase in other borrowed funds	13,936	5,167
Common stock issued	435	482
Common stock repurchased	(457)	(1,819)
Cash dividends paid	(1,680)	(1,825)

Net Cash Provided by Financing Activities	36,457	58,267

Net Increase in Cash and Cash Equivalents	666	10,780
Cash and cash equivalents at beginning of period	20,509	27,124

Cash and Cash Equivalents at End of Period	$21,175	$37,904

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,013	$5,895
Income taxes	3,037	687
Noncash transactions:
Foreclosed loans transferred to other real estate	787	734
Unrealized securities gains (losses), net of income taxes	(52)	(883)

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

FNB Corp. is a bank holding company whose wholly owned subsidiaries are the First National Bank and Trust Company (“First National Bank”) and Dover Mortgage Company (“Dover”). First National Bank has one wholly owned subsidiary, First National Investor Services, Inc. Through its subsidiaries, FNB Corp. offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers. First National has offices in Chatham, Guilford, Montgomery, Moore, Randolph, Richmond, Rowan and Scotland counties in North Carolina. Dover Mortgage Company operates mortgage production offices in North Carolina at Asheville, Carolina Beach, Charlotte, Goldsboro, Greenville, Kernersville, Lake Norman, Leland, Raleigh and Wilmington.

The accompanying consolidated financial statements, prepared without audit, include the accounts of FNB Corp. and its subsidiaries (collectively the “Corporation”). All significant intercompany balances and transactions have been eliminated.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

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

On May 9, 2005, the Corporation entered into a definitive merger agreement to acquire United Financial, Inc. (“United”), holding company for Alamance Bank, headquartered in Graham, North Carolina. Under the terms of the agreement, United will be merged with and into FNB Corp. As soon as practicable following the merger of the holding companies, Alamance Bank will be merged with and into First National Bank. The merger will be accounted for using the purchase method of accounting for business combinations and is subject to several conditions, including approval by the shareholders of United and approval by applicable regulatory authorities. Upon satisfaction of these conditions, the merger of the holding companies is anticipated to close early in the fourth quarter of 2005. United shareholders will be permitted to elect FNB Corp. common stock or cash, or a combination of each. Subject to the Corporation’s ability to limit the overall stock consideration to 65%, each share of United common stock, at the election of the shareholder, will be converted into either: (1) $14.25 in cash, (2) 0.6828 shares of FNB Corp. common stock, or (3) $4.99 in cash and 0.4438 shares of FNB Corp. common stock. At June 30, 2005, United operated three offices through Alamance Bank and had approximately $150,133,000 in total assets, $112,370,000 in deposits and $10,946,000 in shareholders’ equity.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic EPS denominator - Weighted average number of common shares outstanding	5,608,223	5,704,276	5,607,481	5,704,939
Dilutive share effect arising from assumed exercise of stock options	140,177	162,829	144,541	180,563

Diluted EPS denominator	5,748,400	5,867,105	5,752,022	5,885,502

For the three months ended June 30, 2005 and 2004, there were 315,807 and 169,692 stock options, respectively, that were antidilutive since the exercise price exceeded the average market price, and for the six months ended June 30, 2005 and 2004, there were 238,961 and 170,758 stock options, respectively, that were antidilutive. These common stock equivalents were omitted from the calculations of diluted EPS for their respective periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income, as reported	$2,272	$116	$4,578	$2,068
Less: Stock-based compensation cost determined under fair value method, net of related tax effects	97	83	195	171

Net income, pro forma	$2,175	$33	$4,383	$1,897

Net income per share:
Basic:
As reported	$.41	$.02	$.82	$.36
Pro forma	.39	.01	.78	.33
Diluted:
As reported	.40	.02	.80	.35
Pro forma	.38	.01	.76	.32

6.	Loans

Loans as presented are reduced by net deferred loan fees of $946,000, $955,000 and $990,000 at June 30, 2005, June 30, 2004 and December 31, 2004, respectively.

7.	Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Balance at beginning of period	$7,556	$6,330	$7,293	$6,172
Charge-offs	948	2,574	1,144	2,804
Recoveries	260	43	349	206

Net loan charge-offs	688	2,531	795	2,598
Provision for loan losses	864	2,780	1,234	3,050
Allowance adjustment for loans sold	—	—	—	(45)

Balance at end of period	$7,732	$6,579	$7,732	$6,579

8.	Supplementary Income Statement Information

Significant components of other expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Advertising and marketing	$273	$186	$474	$372
Stationery, printing and supplies	235	171	415	351
Communications	152	132	284	289
Professional fees	137	210	255	339

9.	Postretirement Employee Benefit Plans

Information concerning the net periodic cost of the Corporation’s postretirement benefit plans is as follows:

	Three Months Ended June 30, 2005
	Pension Plan	Supplemental Executive Retirement Plan	Other Postretirement Defined Benefit Plans
	(in thousands)
Service cost	$159	$17	$17
Interest cost	156	19	21
Expected return on plan assets	(207)	—	—
Amortization of prior service cost	7	12	2
Amortization of transition obligation	—	—	5
Recognized net actuarial loss	38	5	3

Net periodic postretirement benefit cost	$153	$53	$48

	Three Months Ended June 30, 2004
	Pension Plan	Supplemental Executive Retirement Plan	Other Postretirement Defined Benefit Plans
	(in thousands)
Service cost	$144	$15	$15
Interest cost	145	16	19
Expected return on plan assets	(156)	—	—
Amortization of prior service cost	27	11	2
Amortization of transition obligation	—	—	5
Recognized net actuarial loss	40	5	1

Net periodic postretirement benefit cost	$200	$47	$42

	Six Months Ended June 30, 2005
	Pension Plan	Supplemental Executive Retirement Plan	Other Postretirement Defined Benefit Plans
	(in thousands)
Service cost	$318	$34	$34
Interest cost	312	38	42
Expected return on plan assets	(414)	—	—
Amortization of prior service cost	14	24	4
Amortization of transition obligation	—	—	10
Recognized net actuarial loss	76	10	6

Net periodic postretirement benefit cost	$306	$106	$96

	Six Months Ended June 30, 2004
	Pension Plan	Supplemental Executive Retirement Plan	Other Postretirement Defined Benefit Plans
	(in thousands)
Service cost	$288	$30	$30
Interest cost	290	33	38
Expected return on plan assets	(312)	—	—
Amortization of prior service cost	54	23	4
Amortization of transition obligation	—	—	10
Recognized net actuarial loss	80	9	3

Net periodic postretirement benefit cost	$400	$95	$85

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

For the three months ended June 30, 2005 and 2004, the interest rate swap resulted in net reductions of $5,000 and $38,000, respectively, in the interest expense that would otherwise have been reported for the FHLB advance, and for the six months ended June 30, 2005 and 2004, the interest rate swap resulted in net reductions of $18,000 and $49,000, respectively, in interest expense. The fair value of the swap at June 30, 2005 was recorded on the consolidated balance sheet as a liability in the amount of $166,000, offset by a valuation adjustment in the same amount to the FHLB advance.

The Corporation has also identified the following derivative instruments which were recorded on the consolidated balance sheet at June 30, 2005: commitments to originate fixed rate residential mortgage loans and forward sales commitments.

Dover Mortgage Company originates certain fixed rate residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a fixed rate residential mortgage loan with a potential borrower and the time the closed loan is sold, the Corporation is subject to variability in market prices related to these commitments. The Corporation believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate fixed rate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate fixed rate residential mortgage loans totaled $27,839,000 at June 30, 2005, and the related forward sales commitments totaled $27,839,000. Loans held for sale by Dover Mortgage Company totaled $25,555,000 at June 30, 2005, and the related forward sales commitments totaled $25,555,000.

First National Bank had loans held for sale of $2,259,000 at June 30, 2005. Binding commitments of First National Bank for the origination of mortgage loans intended to be held for sale at June 30, 2005 were not material.

11.	Recently Adopted Accounting Pronouncements

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences relate to a deterioration of credit quality. SOP 03-3 also prohibits companies from “carrying over” or creating a valuation allowance in the initial accounting for loans acquired that meet the scope criteria of SOP 03-3. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The Corporation adopted the provisions of SOP 03-3 on January 1, 2005 with no effect on its consolidated financial statements.

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

	Three Months Ended June 30, 2005
	First National Bank	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$12,392	$290	$—	$12,682
Interest expense	4,143	225	129	4,497

Net interest income	8,249	65	(129)	8,185
Provision for loan losses	864	—	—	864

Net interest income after provision for loan losses	7,385	65	(129)	7,321
Noninterest income	2,885	1,104	(29)	3,960
Noninterest expense	6,778	1,148	11	7,937

Income before income taxes	3,492	21	(169)	3,344
Income taxes	1,118	11	(57)	1,072

Net income	$2,374	$10	$(112)	$2,272

Total assets	$871,993	$32,225	$384	$904,602
Net loans	677,332	25,555	—	702,887
Goodwill	12,583	3,776	—	16,359

	Three Months Ended June 30, 2004
	First National Bank	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$9,515	$164	$—	$9,679
Interest expense	2,802	78	88	2,968

Net interest income	6,713	86	(88)	6,711
Provision for loan losses	2,780	—	—	2,780

Net interest income after provision for loan losses	3,933	86	(88)	3,931
Noninterest income	2,532	454	(52)	2,934
Noninterest expense	6,183	886	(15)	7,054

Income (loss) before income taxes	282	(346)	(125)	(189)
Income taxes (benefit)	(133)	(130)	(42)	(305)

Net income (loss)	$415	$(216)	$(83)	$116

Total assets	$813,390	$19,681	$166	$833,237
Net loans	593,831	13,263	—	607,094
Goodwill	12,583	3,752	—	16,335

	Six Months Ended June 30, 2005
	First National Bank	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$24,044	$452	$—	$24,496
Interest expense	7,901	343	248	8,492

Net interest income	16,143	109	(248)	16,004
Provision for loan losses	1,234	—	—	1,234

Net interest income after provision for loan losses	14,909	109	(248)	14,770
Noninterest income	5,355	1,833	(66)	7,122
Noninterest expense	13,084	2,076	(1)	15,159

Income (loss) before income taxes	7,180	(134)	(313)	6,733
Income taxes (benefit)	2,308	(47)	(106)	2,155

Net income (loss)	$4,872	$(87)	$(207)	$4,578

Total assets	$871,993	$32,225	$384	$904,602
Net loans	677,332	25,555	—	702,887
Goodwill	12,583	3,776	—	16,359

	Six Months Ended June 30, 2004
	First National Bank	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$18,765	$291	$—	$19,056
Interest expense	5,509	132	177	5,818

Net interest income	13,256	159	(177)	13,238
Provision for loan losses	3,050	—	—	3,050

Net interest income after provision for loan losses	10,206	159	(177)	10,188
Noninterest income	5,282	1,359	(107)	6,534
Noninterest expense	12,432	1,747	(28)	14,151

Income (loss) before income taxes	3,056	(229)	(256)	2,571
Income taxes (benefit)	672	(83)	(86)	503

Net income (loss)	$2,384	$(146)	$(170)	$2,068

Total assets	$813,390	$19,681	$166	$833,237
Net loans	593,831	13,263	—	607,094
Goodwill	12,583	3,752	—	16,335

13.	Comprehensive Income

For the three months ended June 30, 2005 and 2004, total comprehensive income (loss), consisting of net income and unrealized securities gains and losses, net of taxes, was $2,709,000 and $(977,000), respectively.

For the six months ended June 30, 2005 and 2004, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $4,526,000 and $1,185,000, respectively.

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

Additionally, FNB Corp. has a mortgage banking subsidiary, Dover Mortgage Company, that originates, underwrites and closes loans for sale into the secondary market. Dover operates mortgage production offices in North Carolina at Asheville, Carolina Beach, Charlotte, Goldsboro, Greenville, Kernersville, Lake Norman, Leland, Raleigh and Wilmington.

For business segment information related to the financial performance of First National Bank and Dover Mortgage Company, see Note 12 to the Consolidated Financial Statements.

Pending Merger for Acquisition of United Financial, Inc.

On May 9, 2005, the Corporation entered into a definitive merger agreement to acquire United Financial, Inc. (“United”), holding company for Alamance Bank, headquartered in Graham, North Carolina. Under the terms of the agreement, United will be merged with and into FNB Corp. As soon as practicable following the merger of the holding companies, Alamance Bank will be merged with and into First National Bank. The merger will be accounted for using the purchase method of accounting for business combinations and is subject to several conditions, including approval by the shareholders of United and approval by applicable regulatory authorities. Upon satisfaction of these conditions, the merger of the holding companies is anticipated to close early in the fourth quarter of 2005. United shareholders will be permitted to elect FNB Corp. common stock or cash, or a combination of each. Subject to the Corporation’s ability to limit the overall stock consideration to 65%, each share of United common stock, at the election of the shareholder, will be converted into either: (1) $14.25 in cash, (2) 0.6828 shares of FNB Corp. common stock, or (3) $4.99 in cash and 0.4438 shares of FNB Corp. common stock. At June 30, 2005, United operated three offices through Alamance Bank and had approximately $150,133,000 in total assets, $112,370,000 in deposits and $10,946,000 in shareholders’ equity.

Primary Financial Data for 2005

The Corporation’s earnings were sharply higher in the three and six months ended June 30, 2005 compared to the same periods of 2004, due largely to the effect on 2004 results of certain significant factors discussed below. Earnings were $2,272,000 in the second quarter of 2005, a 1,859% increase from earnings of $116,000 in the 2004 second quarter. Basic earnings per share increased from $.02 to $.41 and diluted earnings per share increased from $.02 to $.40. For the first six months of 2005, earnings amounted to $4,578,000, which represents a 121.0% increase from earnings of $2,068,000 in the same period of 2004. Basic earnings per share in comparing six-month periods increased from $.36 to $.82 and diluted earnings per share increased from $.35 to $.80. Total assets were $904,602,000 at June 30, 2005, up 8.6% from June 30, 2004 and 4.8% from December 31, 2004. Loans amounted to $702,887,000 at June 30, 2005, increasing 14.5% from June 30, 2004 and 5.7% from December 31, 2004. Total deposits were up 11.3% from June 30, 2004 and 4.6% from December 31, 2004, amounting to $689,659,000 at June 30, 2005. The comparison of loans outstanding was affected by fluctuations in the balance of loans held for sale which was higher at June 30, 2005 compared to June 30, 2004 and December 31, 2004 by $11,185,000 and $16,166,000, respectively.

Significant Factors Affecting Earnings in 2005 and 2004

Earnings were negatively impacted in the second quarter and first six months of 2004 by increases in the provision for loan losses of $1,950,000 and $1,970,000, respectively, compared to the same periods of 2003. Actual charge-offs in the 2004 second quarter amounted to $2,574,000. The determination of the 2004 second quarter provision for loan losses took into account the actual charge-offs, the significant growth in loans held for investment during the second quarter, amounting to $31,521,000, and the level of nonperforming loans, which increased to $7,026,000 at June 30, 2004 compared to $5,725,000 at March 31, 2004.

In 2005, the provision for loan losses was below the level of 2004 by $1,916,000 in comparing second quarter periods and by $1,816,000 in comparing six-month periods. The provision for loan losses was affected in the second quarter of 2005 by the adoption of new regulatory guidance on the accounting for courtesy overdraft programs which resulted in a $324,000 provision increase. As a result of this same regulatory guidance, however, the effect of the provision increase was partially offset by a $156,000 increase in income from service charges on deposit accounts.

Results for the 2004 second quarter were affected by adoption of Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB No. 105”), which was issued by the Securities and Exchange Commission staff on March 9, 2004. SAB No. 105 provides recognition guidance for entities that issue loan commitments that are required to be accounted for as derivative instruments. SAB No. 105 indicates that the expected future cash flows related to the associated servicing of the loan and any other internally developed intangible assets should not be considered when recognizing a loan commitment at inception or through its life. SAB No. 105 also discusses disclosure requirements for loan commitments and is effective for loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The Corporation adopted the provisions of SAB No. 105 effective April 1, 2004, resulting in a change in its accounting for loan commitments issued by Dover Mortgage Company. The application of SAB No. 105 creates a timing difference in the recognition of certain income recorded as income from mortgage loan sales, deferring the recognition from the current accounting period to a subsequent period. The estimated effect of adoption of SAB No. 105 on the results of operations for the three months ended June 30, 2004 and for the year ended December 31, 2004 was a $356,000 reduction in Dover’s income from mortgage loan sales.

Prior to mid-2004, earnings had been affected for an extended period by historically low interest rates produced by the Federal Reserve’s stimulative monetary policy. Commencing June 29, 2004, however, the Federal Reserve implemented a tightening policy that has resulted in nine one-quarter percent increases in the prime rate, bringing it to a level of 6.25% at June 30, 2005. These increases are working to improve the yield on earning assets, although the cost of funds is being impacted by the general increase in interest rates. Net interest income increased $2,766,000 or 20.9% in the first six months of 2005 compared to the same period in 2004, reflecting the effect of a 10.5% increase in the level of average earning assets coupled with an increase in the net interest margin, stated on a taxable equivalent basis, from 3.78% in 2004 to 4.10% in 2005. In comparing second quarter periods, net interest income increased $1,474,000 or 22.0%, reflecting a 9.3% increase in average earning assets and an increase in the net interest margin from 3.74% to 4.12%.

The comparison of noninterest income between 2005 and 2004, which increased $1,026,000 or 35.0% in comparing second quarter periods and $588,000 or 9.0% in comparing six-month periods, was specifically affected by the following factors:

•	The adoption of SAB No. 105 in the second quarter of 2004 reduced Dover’s income from mortgage loan sales as discussed above.

•	Income from mortgage loan sales benefited in the first quarter of 2004 as a result of the $233,000 in income from the sale by First National Bank of 1-4 family residential mortgage loans totaling $12,535,000 that were previously classified as loans held for investment at December 31, 2003 but transferred to loans held for sale in the 2004 first quarter.

•	There was a general increase in income from mortgage loan sales in the second quarter of 2005 compared to the same period of 2004, exclusive of the effect of adoption of SAB No. 105 in 2004.

•	The adoption in the second quarter of 2005 of new regulatory guidance on the accounting for courtesy overdraft programs resulted in an increase in income from service charges on deposit accounts as discussed above.

Noninterest expense increased $883,000 or 12.5% in the second quarter of 2005 compared to the same period of 2004 and increased $1,008,000 or 7.1% in comparing six-month periods. This increase primarily resulted from a higher level of compensation expense, due in part to the higher level of mortgage loan sales activity in the 2005 second quarter and to increased incentive compensation in 2005.

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

Earnings Review

The Corporation’s net income increased $2,156,000 or 1,859% in the second quarter of 2005 compared to the same period of 2004 and increased $2,510,000 or 121% in comparing six-month periods. In general, earnings were impacted most significantly in the second quarter of 2005 by a $1,916,000 decrease in the provision for loan losses and by increases of $1,474,000 or 22.0% in net interest income and $1,026,000 in noninterest income, which gains were offset to an extent by an $883,000 increase in noninterest expense. Similarly, earnings for first six months of 2005 were impacted by a $1,816,000 decrease in the provision for loan losses and by increases of $2,766,000 or 20.9% in net interest income and $588,000 in noninterest income, which gains were offset to an extent by a $1,008,000 increase in noninterest expense. Certain factors specifically affecting the elements of income and expense and the comparability of operating results for the first six months and second quarter periods of 2005 and 2004 were discussed in the “Overview – Significant Factors Affecting Earnings in 2005 and 2004”.

On an annualized basis, return on average assets increased from 0.51% in the first six months of 2004 to 1.03% in the first six months of 2005. Return on average shareholders’ equity increased from 4.98% to 10.85% in comparing the same periods. In comparing second quarter periods, return on average assets improved from 0.06% to 1.01% and return on average shareholders’ equity improved from 0.56% to 10.68%. Return on tangible assets and equity (calculated by deducting average goodwill from average assets and from average equity) for the first six months of 2005 amounted to 1.05% and 13.46%, respectively, and for the 2005 second quarter amounted to 1.03% and 13.22%.

Net Interest Income

Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

Net interest income was $16,004,000 in the first six months of 2005 compared to $13,238,000 in the same period of 2004. This increase of $2,766,000 or 20.9% resulted primarily from a 10.5% increase in the level of average earning assets coupled with an improvement in the net yield on earning assets, or net interest margin, from 3.78% in the first six months of 2004 to 4.10% in the same period of 2005. In comparing second quarter periods, net interest income increased $1,474,000 or 22.0% reflecting a 9.3% increase in average earning assets and an increase in the net interest margin from 3.74% to 4.12%. On a taxable equivalent basis, the increase in net interest income in the first six months and second quarter of 2005 were $2,697,000 and $1,438,000, respectively, reflecting changes in the relative mix of taxable and non-taxable earning assets in each period.

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

Following the significant declines in 2001, interest rates tended to stabilize, until mid-2004, in a generally low-rate environment for rates both earned and paid by the Corporation. After reductions in the prime rate totaling 4.75% in 2001, there were additional rate cuts of .50% in November 2002 and .25% in June 2003, resulting in the prime rate of 4.00% that was effective through June 30, 2004. Due to concern about increasing inflationary pressures, the Federal Reserve took action to raise the level of interest rates at the end of June 2004, causing the prime rate to increase to 4.25% in July 2004. Four additional rate increases of 25 basis points each during the second six months of 2004 and four more such rate increases in 2005 have raised the prime rate to the 6.25% level at June 30, 2005. The prime rate averaged 6.99% in 2001, falling to 4.67% in 2002 and 4.12% in 2003 and rising to 4.33% in 2004.

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

The prime rate averaged 5.60% in the first six months of 2005 compared to 4.00% in the first six months of 2004. The prime rate averaged 5.88% in the second quarter of 2005 compared to 4.00% in the second quarter of 2004. The net interest spread, in comparing six-month periods, increased by 26 basis points from 3.55% in 2004 to 3.81% in 2005, reflecting the effect of an increase in the average total yield on earning assets that more than offset the increase in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets increased by 84 basis points from 5.36% in 2004 to 6.20% in 2005, while the cost of funds increased by 58 basis points from 1.81% to 2.39%. In comparing second quarter periods, the net interest spread increased by 30 basis points from 3.51% to 3.81%, as the yield on earning assets increased by 99 basis points while the cost of funds increased by 69 basis points.

Provision for Loan Losses

This provision is the charge against earnings to provide an allowance or reserve for probable losses inherent in the loan portfolio. The amount of each period’s charge is affected by several considerations including management’s evaluation of various risk factors in determining the adequacy of the allowance (see “Asset Quality”), actual loan loss experience and loan portfolio growth. Earnings were positively impacted in the second quarter and first six months of 2005 by reductions in the provision for loan losses of $1,916,000 and $1,816,000, respectively. As a prior year comparison, earnings had been negatively impacted in the second quarter and first six months of 2004 by increases in the provision for loan losses of $1,950,000 and $1,970,000, respectively, compared to the same periods of 2003. Actual charge-offs in the 2004 second quarter amounted to $2,574,000. The determination of the 2004 second quarter provision for loan losses took into account the actual charge-offs, the significant growth in loans held for investment during the second quarter, amounting to $31,521,000, and the level of nonperforming loans, which increased to $7,026,000 at June 30, 2004 compared to $5,725,000 at March 31, 2004. The provision for loan losses was affected in the second quarter of 2005 by the adoption of new regulatory guidance on the accounting for courtesy overdraft programs which resulted in a $324,000 provision increase.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.15% at June 30, 2005, 1.10% at June 30, 2004 and 1.12% at December 31, 2004. The allowance percentage has increased based on the results from application of the allowance model that assigns reserves to various components of the loan portfolio in order to provide for probable inherent losses.

Noninterest Income

Noninterest income for the first six months and second quarter of 2005 increased $588,000 or 9.0% and $1,026,000 or 35.0%, respectively, compared to the same periods in 2004, due primarily to increases of $371,000 and $802,000, respectively, in income from mortgage loan sales as discussed in the “Overview – Significant Factors Affecting Earnings in 2005 and 2004”. The increase in service charges on deposit accounts was due mainly to the adoption in the second quarter of 2005 of new regulatory guidance on the accounting for courtesy overdraft programs as discussed in the “Overview – Significant Factors Affecting Earnings in 2005 and 2004”. The decrease in income from trust and investment services was largely related to the general decrease in the volume of sales of annuity products.

Noninterest Expense

Noninterest expense was $1,008,000 or 7.1% higher in the first six months of 2005 compared to the same period in 2004 and for the second quarter was $883,000 or 12.5% higher, due largely to increased compensation expense related in part to the higher level of mortgage loan sales activity in the 2005 second quarter and to increased incentive compensation in 2005. Additionally, personnel expense was generally impacted in 2005 by increased staffing requirements, normal salary adjustments and higher costs of fringe benefits. The level of other expense was favorably impacted by various expense reductions including professional fees and expenses related to credit administration and foreclosed properties.

Income Taxes

The effective income tax rate increased from 19.6% in the first six months of 2004 to 32.1% in the same period of 2005 due principally to the significant increase in the ratio of taxable to non-taxable income.

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

Commitments, Contingencies and Off-Balance Sheet Risk

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at June 30, 2005 are discussed below.

Commitments by First National Bank to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At June 30, 2005, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $196,993,000. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

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

For the three months ended June 30, 2005 and 2004, the interest rate swap resulted in net reductions of $5,000 and $38,000, respectively, in the interest expense that would otherwise have been reported for the FHLB advance, and for the six months ended June 30, 2005 and 2004, the interest rate swap resulted in net reductions of $18,000 and $49,000, respectively, in interest expense. The fair value of the swap at June 30, 2005 was recorded on the consolidated balance sheet as a liability in the amount of $166,000, offset by a valuation adjustment in the same amount to the FHLB advance.

First National Bank issues standby letters of credit whereby it guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to standby letters of credit was $6,424,000 at June 30, 2005 and $6,214,000 at June 30, 2004. Due to insignificance, the Corporation has recorded no liability at June 30, 2005 for the current carrying amount of the obligation to perform as a guarantor.

Dover Mortgage Company originates certain fixed rate residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a fixed rate residential mortgage loan with a potential borrower and the time the closed loan is sold, the Corporation is subject to variability in market prices related to these commitments. The Corporation believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate fixed rate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate fixed rate residential mortgage loans totaled $27,839,000 at June 30, 2005, and the related forward sales commitments totaled $27,839,000. Loans held for sale by Dover Mortgage Company totaled $25,555,000 at June 30, 2005, and the related forward sales commitments totaled $25,555,000.

First National Bank had loans held for sale of $2,259,000 at June 30, 2005. Binding commitments of First National Bank for the origination of mortgage loans intended to be held for sale at June 30, 2005 were not material.

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

The Corporation’s balance sheet was asset-sensitive at June 30, 2005. An asset-sensitive position means that, for cumulative gap measurement periods of one year or less, there are more assets than liabilities subject to immediate repricing as market rates change. Because immediately rate sensitive assets exceed rate sensitive interest-bearing liabilities, the earnings position could improve in a rising rate environment and could deteriorate in a declining rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

Capital Adequacy

Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders’ equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution’s ongoing trading activities. At June 30, 2005, FNB Corp. and First National Bank were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital. Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%. At June 30, 2005, FNB Corp. and First National Bank had total capital ratios of 10.11% and 11.40%, respectively, and Tier 1 capital ratios of 9.06% and 10.34%.

The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At June 30, 2005, FNB Corp. and First National Bank had leverage capital ratios of 7.63% and 8.78%, respectively.

First National Bank is also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, a bank must have a minimum ratio for total capital of 10.00%, for Tier 1 capital of 6.00% and for leverage capital of 5.00%. As noted above, First National Bank met all of those ratio requirements at June 30, 2005 and, accordingly, is well-capitalized under the regulatory framework for prompt corrective action.

Balance Sheet Review

Total assets at June 30, 2005 were $71,365,000 or 8.6% higher than at June 30, 2004 and were $41,711,000 or 4.8% higher than at December 31, 2004. By similar comparison, deposits were ahead by $70,159,000 or 11.3% and $30,115,000 or 4.6%. The level of total assets is directly affected by the level of loans held for sale which are largely supported by borrowings obtained strictly for this purpose. At June 30, 2005, loans held for sale amounted to $27,814,000 compared to $16,629,000 at June 30, 2004 and $11,648,000 at December 31, 2004. Consequently, the growth in assets exclusive of the change in loans held for sale was below the amounts indicated above by $11,185,000 and $16,166,000, respectively. Average assets increased 10.0% in the first six months of 2005 compared to the same period of 2004, while average deposits increased 11.7%, the second quarter increases being 9.0% and 11.3%, respectively.

Investment Securities

Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. In general, because of loan funding needs in 2004, proceeds from investment maturities and calls were diverted to this purpose, leading to a reduction in the level of investment securities of $4,615,000 or 3.6% during the twelve-month period ended June 30, 2005. The level of investment securities was reduced $199,000 or 0.2% during the first six months of 2005. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

Loans

The Corporation’s primary source of revenue and largest component of earning assets is the loan portfolio. Loans increased $89,214,000 or 14.5% during the twelve-month period ended June 30, 2005. The net loan increase during the first six months of 2005 was $38,133,000 or 5.7%. Due to the relatively higher level of loans held for sale at June 30, 2005 compared to June 30, 2004 and December 31, 2004, as noted above in the “Balance Sheet Review”, the growth in loans identified as held for investment was somewhat lower than the increases reported for total loans, amounting to $78,029,000 for the twelve months ended June 30, 2005 and $21,504,000 for the first six months of 2005. Average loans were $95,880,000 or 16.3% higher in the first six months of 2005 than in the same period of 2004 and were $86,399,000 or 14.3% higher in the second quarter comparison. The ratio of average loans to average deposits, in comparing six-month periods, increased from 96.1% in 2004 to 100.1% in 2005. The ratio of loans to deposits at June 30, 2005 was 101.9%.

Loan growth during the first six months of 2005 was primarily due to increases in the portfolios related to construction loans and commercial and other real estate loans. Loan activity for the twelve-month period ended June 30, 2005 largely reflected the circumstances noted in the following discussion. In both 2004 and 2003, loans grew significantly, following an extended period in which the level of the entire loan portfolio had been adversely impacted by the general slowdown of the economy. In particular, the portfolios related to construction loans and commercial and other real estate loans experienced significant gains in each year. Following a gain in 2003, the commercial and agricultural loan portfolio declined in 2004. The balance of the 1-4 family residential mortgage loan portfolio has been affected by the high level of refinancing activity that commenced in 2001 and extended through approximately the end of 2003, especially since many refinanced loans that were previously included in the “held for investment” category were sold as part of the refinancing process, and was also affected, as discussed in the “Overview – Significant Items Affecting Earnings in 2004”, by the direct sale in the 2004 first quarter of certain loans previously classified as held for investment. The level of the 1-4 family residential mortgage portfolio has been bolstered by steady growth, especially in 2004 and 2003, in loan balances resulting from home equity lines of credit.

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

The Corporation had no loans considered impaired as of June 30, 2005, June 30, 2004 and December 31, 2004.

At June 30, 2005, nonperforming loans were $5,602,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $4,927,000 and $675,000, respectively. At June 30, 2004, nonperforming loans were $7,026,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $5,867,000 and $1,159,000, respectively. At December 31, 2004, nonperforming loans were $5,227,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $3,952,000 and $1,275,000, respectively.

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

Earnings were negatively impacted in the second quarter and first six months of 2004 by increases in the provision for loan losses of $1,950,000 and $1,970,000, respectively, compared to the same periods of 2003. Actual charge-offs in the 2004 second quarter amounted to $2,574,000. The determination of the 2004 second quarter provision for loan losses took into account the actual charge-offs, the significant growth in loans held for investment during the second quarter, amounting to $31,521,000, and the level of nonperforming loans, which increased to $7,026,000 at June 30, 2004 compared to $5,725,000 at March 31, 2004.

In 2005, the provision for loan losses was below the level of 2004 by $1,916,000 in comparing second quarter periods and by $1,816,000 in comparing six-month periods. The provision for loan losses was affected in the second quarter of 2005 by the adoption of new regulatory guidance on the accounting for courtesy overdraft programs which resulted in a $324,000 provision increase.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.15% at June 30, 2005, 1.10% at June 30, 2004 and 1.12% at December 31, 2004. The allowance percentage has increased based on the results from application of the allowance model that assigns reserves to various components of the loan portfolio in order to provide for probable inherent losses.

Management believes the allowance for loan losses of $7,732,000 at June 30, 2005 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment.

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

The following table presents an analysis of the changes in the allowance for loan losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Balance at beginning of period	$7,556	$6,330	$7,293	$6,172
Charge-offs	948	2,574	1,144	2,804
Recoveries	260	43	349	206

Net loan charge-offs	688	2,531	795	2,598
Provision for loan losses	864	2,780	1,234	3,050
Allowance adjustment for loans sold	—	—	—	(45)

Balance at end of period	$7,732	$6,579	$7,732	$6,579

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

The level and mix of deposits has been specifically affected by the following factors. Following an extended period in which balances had decreased due to interest rate declines, time deposits increased $61,462,000 during the twelve-month period ended June 30, 2005 and $22,643,000 during the first six months of 2005 due in part to higher rates but also reflecting the acquisition of brokered time deposits and the increase in time deposits obtained from governmental units, these latter deposits amounting to $73,291,000, $55,758,000 and $67,260,000 at June 30, 2005, June 30, 2004 and December 31, 2004, respectively. Reflecting new deposit products and extensive promotional efforts, noninterest-bearing demand deposits had significant growth during the twelve-month period ended June 30, 2005, increasing $9,836,000 during that period and $8,645,000 during the first six months of 2005. Interest-bearing transactional deposits, including demand, savings and money market deposits, registered net declines of $1,139,000 during the twelve-month period ended June 30, 2005 and $1,173,000 during the first six months of 2005.

Business Development Matters

As discussed in the “Overview” and in Note 3 to the Consolidated Financial Statements, on May 9, 2005, the Corporation entered into a definitive merger agreement to acquire United Financial, Inc. (“United”), holding company for Alamance Bank, headquartered in Graham, North Carolina. Under the terms of the agreement, United will be merged with and into FNB Corp. As soon as practicable following the merger of the holding companies, Alamance Bank will be merged with and into First National Bank. The merger of the holding companies is anticipated to close early in the fourth quarter of 2005.

In August 2003, First National Bank received regulatory approval for relocation of its existing branch offices in Laurinburg and Randleman, North Carolina. The new Laurinburg office opened for business in July 2004, and the new Randleman office is opening in August 2005. The Laurinburg office replaced a leased facility, while the Randleman office represents a move from an owned facility that is expected to be disposed of.

In January 2004, First National Bank received regulatory approval for establishment of its first branch office in Greensboro, North Carolina, resulting in the opening of a loan production office in February 2004. A full-service banking office in a leased facility replaced the loan production office in May 2005.

In November 2004, First National Bank received regulatory approval for the establishment of a second branch office in Greensboro, North Carolina. Construction of this full-service banking office is expected to be completed in 2005.

In 2004, Dover Mortgage Company opened new mortgage production offices in North Carolina at Carolina Beach in April and at Leland in November. In 2005, Dover opened new offices in North Carolina at Asheville in March and at Kernersville in May.

In June 2005, First National Bank received regulatory approval for the establishment of a second branch office in Salisbury, North Carolina. Construction of this full-service banking office, which will be a leased facility, is expected to be completed in 2006.

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

Cautionary Statement for Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as “believes”, “expects”, “plans”, “projects”, “goals”, “estimates”, “may”, “could”, “should”, or “anticipates” or the negative thereof or other variations thereon of comparable terminology, or by discussions of strategy that involve risks and uncertainties. In addition, from time to time, the Corporation or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Corporation with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Corporation. Forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Corporation wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect the Corporation’s actual results, causing actual results to differ materially from those in any forward-looking statement. These factors include: (i) expected cost savings from the merger described in the Overview may not materialize within the expected time frame, (ii) revenues following the merger may not meet expectations, (iii) costs or difficulties related to the integration of the businesses of FNB Corp. and United may be greater than anticipated, (iv) competitive pressure in the banking industry or in the Corporation’s markets may increase significantly, (v) changes in the interest rate environment may reduce margins, (vi) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration, (vii) changes may occur in banking legislation and regulation, (viii) changes may occur in general business conditions and (ix) changes may occur in the securities markets. Readers should also consider information on risks and uncertainties contained in the discussions of competition, supervision and regulation, and effect of governmental policies contained in the Corporation’s most recent Annual Report on Form 10-K.

Table 1

Average Balances and Net Interest Income Analysis

	2005			2004			2005 Versus 2004
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Interest Variance due to (1)		Net Change
SIX MONTHS ENDED JUNE 30							Volume	Rate
	(Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets
Loans (2) (3)	$682,313	$21,935	6.47%	$586,433	$16,375	5.60%	$2,851	$2,709	$5,560
Investment securities (2):
Taxable income	78,598	1,746	4.44	86,020	1,901	4.42	(164)	9	(155)
Non-taxable income	45,001	1,306	5.80	48,698	1,380	5.67	(105)	31	(74)
Other earning assets	9,059	117	2.61	16,426	77	0.94	(47)	87	40

Total earning assets	814,971	25,104	6.20	737,577	19,733	5.36	2,535	2,836	5,371

Cash and due from banks	17,707			16,955
Goodwill	16,348			16,331
Other assets, net	38,976			36,372

Total Assets	$888,002			$807,235

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	$93,660	276	0.59	$89,414	164	0.37	8	104	112
Savings deposits	52,461	82	0.32	54,161	84	0.31	(4)	2	(2)
Money market deposits	73,349	658	1.81	73,636	335	0.91	(1)	324	323
Certificates and other time deposits	381,847	5,397	2.85	321,108	3,621	2.26	746	1,030	1,776
Retail repurchase agreements	16,413	187	2.30	16,097	59	0.73	1	127	128
Federal Home Loan Bank advances	68,344	1,295	3.82	65,855	1,225	3.73	43	27	70
Federal funds purchased	487	5	2.09	3,269	21	1.32	(24)	8	(16)
Other borrowed funds	29,082	592	4.10	22,682	309	2.74	103	180	283

Total interest-bearing liabilities	715,643	8,492	2.39	646,222	5,818	1.81	872	1,802	2,674

Noninterest-bearing demand deposits	80,365			71,706
Other liabilities	7,617			6,326
Shareholders’ equity	84,377			82,981

Total Liabilities and Shareholders’ Equity	$888,002			$807,235

Net Interest Income and Spread		$16,612	3.81%		$13,915	3.55%	$1,663	$1,034	$2,697

Net Yield on Earning Assets			4.10%			3.78%

(1)	The mix variance, not separately stated, has been proportionally allocated to the rate and volume variances based on their absolute dollar amount.

(2)	Interest income and yields related to certain investment securities and loans exempt from both federal and state income tax or from state income tax alone are stated on a fully taxable equivalent basis, assuming a 34% federal tax rate and applicable state tax rate, reduced by the nondeductible portion of interest expense.

(3)	Nonaccrual loans are included in the average loan balance. Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.

Table 2

Average Balances and Net Interest Income Analysis

	2005			2004			2005 Versus 2004
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Interest Variance due to (1)		Net Change
THREE MONTHS ENDED JUNE 30							Volume	Rate
	(Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets
Loans (2) (3)	$689,142	$11,351	6.60%	$602,743	$8,370	5.57%	$1,302	$1,679	$2,981
Investment securities (2):
Taxable income	79,912	902	4.51	84,457	910	4.31	(50)	42	(8)
Non-taxable income	43,981	644	5.86	48,045	686	5.71	(60)	18	(42)
Other earning assets	12,305	84	2.72	20,188	48	0.94	(24)	60	36

Total earning assets	825,340	12,981	6.30	755,433	10,014	5.31	1,168	1,799	2,967

Cash and due from banks	17,709			16,587
Goodwill	16,355			16,335
Other assets, net	39,639			36,290

Total Assets	$899,043			$824,645

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	$94,438	143	0.61	$90,868	85	0.37	3	55	58
Savings deposits	52,565	40	0.31	54,738	42	0.31	(2)	—	(2)
Money market deposits	74,301	350	1.89	74,595	175	0.94	(1)	176	175
Certificates and other time deposits	384,946	2,850	2.97	324,708	1,820	2.25	378	652	1,030
Retail repurchase agreements	17,309	108	2.50	16,739	33	0.79	1	74	75
Federal Home Loan Bank advances	68,025	651	3.84	72,437	638	3.53	(40)	53	13
Federal funds purchased	—	—	—	2,841	9	1.34	(4)	(5)	(9)
Other borrowed funds	31,785	355	4.47	24,210	166	2.76	63	126	189

Total interest-bearing liabilities	723,369	4,497	2.49	661,136	2,968	1.80	398	1,131	1,529

Noninterest-bearing demand deposits	82,592			74,020
Other liabilities	7,994			6,485
Shareholders’ equity	85,088			83,004

Total Liabilities and Shareholders’ Equity	$899,043			$824,645

Net Interest Income and Spread		$8,484	3.81%		$7,046	3.51%	$770	$668	$1,438

Net Yield on Earning Assets			4.12%			3.74%

(1)	The mix variance, not separately stated, has been proportionally allocated to the rate and volume variances based on their absolute dollar amount.

(2)	Interest income and yields related to certain investment securities and loans exempt from both federal and state income tax or from state income tax alone are stated on a fully taxable equivalent basis, assuming a 34% federal tax rate and applicable state tax rate, reduced by the nondeductible portion of interest expense.

(3)	Nonaccrual loans are included in the average loan balance. Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

As of June 30, 2005, the end of the period covered by this report, FNB Corp. carried out an evaluation under the supervision and with the participation of the company’s management, including FNB Corp.’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of FNB Corp.’s disclosure controls and procedures. In designing and evaluating the company’s disclosure controls and procedures, FNB Corp. and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and FNB Corp.’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by FNB Corp. in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. No significant change in the company’s internal control over financial reporting occurred during the period ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, FNB Corp.’s internal control over financial reporting. FNB Corp. reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Three Months Ended June 30, 2005	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	—	$—	—	226,800
May 1 to May 31	—	—	—	226,800
June 1 to June 30	3,000	19.45	3,000	223,800

Total	3,000	19.45	3,000	223,800

On July 28, 2004, the Corporation announced that the Board of Directors had authorized a program for the repurchase of up to 300,000 shares of common stock during the period commencing August 1, 2004 and ending July 31, 2005.

On July 21, 2005, the Corporation announced that the Board of Directors had authorized a program for the repurchase of up to 300,000 shares of common stock during the period commencing August 1, 2005 and ending July 31, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

The Corporation held its Annual Meeting of Shareholders on Tuesday, May 10, 2005, for the purpose of electing three directors, Darrell L. Frye, Dale E. Keiger and J. M. Ramsay III, each to serve for a three-year term expiring at the 2008 Annual Meeting, or until their successors shall be elected and shall qualify. Shares voted either in person for by proxy totaled 3,859,717 or 68.8% of the shares entitled to vote. The following table sets forth the results of the voting for directors:

Nominee	Votes For	Votes Withheld	% Votes For
Darrell L. Frye	3,829,285	29,016	99.2
Dale E. Keiger	3,827,758	30,542	99.2
J. M. Ramsay III	3,831,673	26,627	99.3

Item 6.	Exhibits

Exhibits to this report are listed in the index to exhibits on pages 35, 36 and 37 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNB Corp. (Registrant)

Date:	August 4, 2005	By:	/s/ Jerry A. Little
Jerry A. Little
Treasurer and Secretary
(Principal Financial and
Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
2.10	Agreement and Plan of Merger dated as of May 9, 2005 by and between the Registrant and United Financial, Inc.

3.10	Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed March 16, 1985.

3.11	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 10, 1988, incorporated herein by reference to Exhibit 19.10 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988.

3.12	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 12, 1998, incorporated herein by reference to Exhibit 3.12 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

3.13	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 23, 2003, incorporated herein by reference to Exhibit 3.13 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2003.

3.20	Amended and Restated Bylaws of the Registrant, adopted July 21, 2005.

4	Specimen of Registrant’s Common Stock Certificate, incorporated herein by reference to Exhibit 4 to Amendment No. 1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed April 19, 1985.

10.10*	Form of Split Dollar Insurance Agreement dated as of November 1, 1987 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 19.20 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988.

10.11*	Form of Amendment to Split Dollar Insurance Agreement dated as of November 1, 1994 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.20*	Stock Compensation Plan as amended effective May 12, 1998, incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

Exhibit No.	Description of Exhibit
10.21*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.22*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.23*	FNB Corp. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-105442).

10.24*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

10.25*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003.

10.30*	Employment Agreement dated as of December 27, 1995 between First National Bank and Trust Company and Michael C. Miller, incorporated herein by reference to Exhibit 10.50 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1995.

10.31*	Carolina Fincorp, Inc. Stock Option Plan (assumed by the Registrant on April10, 2000), incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-54702).

10.32*	Employment Agreement dated as of April 10, 2000 between First National Bank and Trust Company and R. Larry Campbell, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2000.

10.33*	Nonqualified Supplemental Retirement Plan with R. Larry Campbell, incorporated herein by reference to Exhibit 10(c) to the Annual Report on Form 10-KSB of Carolina Fincorp, Inc. for the fiscal year ended June 30, 1997.

Exhibit No.	Description of Exhibit
10.34*	Form of Change of Control Agreement between FNB Corp. and certain of its key employees and officers, incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003.

31.10	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.11	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, or compensatory plan or arrangement.