Form 10-Q
period 2005-09-30
FNB CORP/NC
filed 2005-11-09
CIK 764811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 5,625,561 shares of $2.50 par value common stock outstanding at November 1, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FNB Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,		December 31, 2004
	2005	2004
	(in thousands, except share and per share data)
ASSETS
Cash and due from banks	$24,540	$18,421	$19,109
Interest-bearing bank balances	896	8,656	1,309
Federal funds sold	14,332	95	91
Investment securities:
Available for sale, at estimated fair value (amortized cost of $76,117, $68,385 and $71,959)	76,868	70,642	73,763
Held to maturity (estimated fair value of $47,682, $52,825 and $50,676)	48,792	53,259	51,380
Loans:
Loans held for sale	19,239	11,415	11,648
Loans held for investment	689,323	629,693	653,106
Less allowance for loan losses	(8,026)	(6,936)	(7,293)

Net loans	700,536	634,172	657,461

Premises and equipment, net	19,809	17,242	17,114
Goodwill	16,359	16,335	16,335
Other assets	29,111	26,735	26,329

Total Assets	$931,243	$845,557	$862,891

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$86,753	$75,856	$75,410
Interest-bearing deposits:
Demand, savings and money market deposits	223,282	224,233	219,968
Time deposits of $100,000 or more	182,767	147,361	155,278
Other time deposits	228,971	194,253	208,888

Total deposits	721,773	641,703	659,544
Retail repurchase agreements	18,594	14,654	13,818
Federal Home Loan Bank advances	67,389	73,159	69,088
Federal funds purchased	—	8,000	8,175
Other borrowed funds	28,152	19,538	22,566
Other liabilities	9,214	7,050	7,553

Total Liabilities	845,122	764,104	780,744

Shareholders’ equity:
Preferred stock - $10.00 par value; authorized 200,000 shares, none issued	—	—	—
Common stock - $2.50 par value; authorized 10,000,000 shares, issued shares - 5,622,060, 5,624,652 and 5,605,102	14,055	14,062	14,013
Surplus	10,611	11,026	10,643
Retained earnings	60,993	54,978	56,383
Accumulated other comprehensive income	462	1,387	1,108

Total Shareholders’ Equity	86,121	81,453	82,147

Total Liabilities and Shareholders’ Equity	$931,243	$845,557	$862,891

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except share and per share data)
Interest Income
Interest and fees on loans	$12,375	$9,042	$34,251	$25,353
Interest and dividends on investment securities:
Taxable income	873	795	2,539	2,591
Non-taxable income	406	429	1,243	1,303
Other interest income	59	41	176	116

Total interest income	13,713	10,307	38,209	29,363

Interest Expense
Deposits	3,899	2,221	10,312	6,425
Retail repurchase agreements	135	39	322	98
Federal Home Loan Bank advances	660	655	1,955	1,880
Federal funds purchased	4	30	9	51
Other borrowed funds	395	153	987	462

Total interest expense	5,093	3,098	13,585	8,916

Net Interest Income	8,620	7,209	24,624	20,447
Provision for loan losses	446	460	1,680	3,510

Net Interest Income After Provision for Loan Losses	8,174	6,749	22,944	16,937

Noninterest Income
Mortgage loan sales	1,412	1,188	3,671	3,076
Service charges on deposit accounts	1,595	1,429	4,429	4,021
Trust and investment services	295	319	968	1,139
Cardholder and merchant services income	355	270	976	778
Other service charges, commissions and fees	207	200	663	582
Bank owned life insurance	148	153	438	462
Other income (charge)	(46)	93	(57)	128

Total noninterest income	3,966	3,652	11,088	10,186

Noninterest Expense
Personnel expense	5,103	4,210	14,345	12,335
Net occupancy expense	474	385	1,341	1,172
Furniture and equipment expense	573	507	1,619	1,455
Data processing services	387	321	1,057	916
Other expense	1,782	1,661	5,116	5,357

Total noninterest expense	8,319	7,084	23,478	21,235

Income Before Income Taxes	3,821	3,317	10,554	5,888
Income taxes	1,262	1,033	3,417	1,536

Net Income	$2,559	$2,284	$7,137	$4,352

Net income per common share:
Basic	$.46	$.41	$1.27	$.77
Diluted	.44	.40	1.24	.74

Weighted average number of common shares outstanding:
Basic	5,620,339	5,631,938	5,611,814	5,680,428
Diluted	5,768,654	5,760,985	5,757,626	5,843,693

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Nine Months Ended September 30, 2005 and September 30, 2004 (unaudited)

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands, except share and per share data)
Balance, December 31, 2003	5,686,899	$14,217	$12,478	$53,174	$1,589	$81,458
Comprehensive income:
Net income	—	—	—	4,352	—	4,352
Other comprehensive income:
Unrealized securities losses, net of income tax benefit of $128	—	—	—	—	(202)	(202)

Total comprehensive income	—	—	—	—	—	4,150

Cash dividends declared, $.45 per share	—	—	—	(2,548)	—	(2,548)
Common stock issued through:
Stock option plan	53,853	135	452	—	—	587
Common stock repurchased	(116,100)	(290)	(1,904)	—	—	(2,194)

Balance, September 30, 2004	5,624,652	$14,062	$11,026	$54,978	$1,387	$81,453

Balance, December 31, 2004	5,605,102	$14,013	$10,643	$56,383	$1,108	$82,147
Comprehensive income:
Net income	—	—	—	7,137	—	7,137
Other comprehensive income:
Unrealized securities losses, net of income tax benefit of $407	—	—	—	—	(646)	(646)

Total comprehensive income	—	—	—	—	—	6,491

Cash dividends declared, $.45 per share	—	—	—	(2,527)	—	(2,527)
Common stock issued through:
Stock option plan	41,758	104	405	—	—	509
Common stock repurchased	(24,800)	(62)	(437)	—	—	(499)

Balance, September 30, 2005	5,622,060	$14,055	$10,611	$60,993	$462	$86,121

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Operating Activities:
Net income	$7,137	$4,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,259	1,228
Provision for loan losses	1,680	3,510
Deferred income tax benefit	(490)	388
Deferred loan fees and costs, net	(73)	230
Premium amortization and discount accretion of investment securities, net	270	449
Amortization of intangibles	35	43
Net decrease (increase) in loans held for sale	(7,591)	9,687
Decrease (increase) in other assets	(537)	562
Increase (decrease) in other liabilities	1,460	(148)

Net Cash Provided by Operating Activities	3,150	20,301

Investing Activities:
Available-for-sale securities:
Proceeds from maturities and calls	5,261	26,773
Purchases	(9,478)	(17,351)
Held-to-maturity securities:
Proceeds from maturities and calls	4,156	10,719
Purchases	(1,779)	(577)
Net increase in loans held for investment	(38,451)	(104,473)
Purchases of premises and equipment	(4,052)	(3,442)
Other, net	51	(176)

Net Cash Used in Investing Activities	(44,292)	(88,527)

Financing Activities:
Net increase in deposits	62,229	43,778
Increase (decrease) in retail repurchase agreements	4,776	(162)
Increase (decrease) in Federal Home Loan Bank advances	(1,500)	20,000
Increase (decrease) in federal funds purchased	(8,175)	7,375
Increase in other borrowed funds	5,586	1,561
Common stock issued	509	587
Common stock repurchased	(499)	(2,194)
Cash dividends paid	(2,525)	(2,671)

Net Cash Provided by Financing Activities	60,401	68,274

Net Increase in Cash and Cash Equivalents	19,259	48
Cash and cash equivalents at beginning of period	20,509	27,124

Cash and Cash Equivalents at End of Period	$39,768	$27,172

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13,018	$9,006
Income taxes	3,970	687
Noncash transactions:
Foreclosed loans transferred to other real estate	885	1,550
Unrealized securities gains (losses), net of income taxes	(646)	(202)

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

FNB Corp. is a bank holding company whose wholly owned subsidiaries are the First National Bank and Trust Company (“First National Bank”) and Dover Mortgage Company (“Dover”). First National Bank has one wholly owned subsidiary, First National Investor Services, Inc. Through its subsidiaries, FNB Corp. offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers. First National Bank has offices in Chatham, Guilford, Montgomery, Moore, Randolph, Richmond, Rowan and Scotland counties in North Carolina. Dover Mortgage Company operates mortgage production offices in North Carolina at Carolina Beach, Charlotte, Goldsboro, Greenville, Kernersville, Lake Norman, Leland, Raleigh and Wilmington.

The accompanying consolidated financial statements, prepared without audit, include the accounts of FNB Corp. and its subsidiaries (collectively the “Corporation”). All significant intercompany balances and transactions have been eliminated.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

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

United Financial, Inc.

On May 9, 2005, the Corporation entered into a definitive merger agreement to acquire United Financial, Inc. (“United”), holding company for Alamance Bank, headquartered in Graham, North Carolina. On September 27, 2005, the shareholders of United voted to approve the merger. The merger of the holding companies was effected on November 4, 2005 through the conversion of each share of United common stock, at the election of the shareholder, into either: (1) $14.25 in cash, (2) 0.6828 shares of FNB Corp. common stock, or (3) $4.99 in cash and 0.4438 shares of FNB Corp. common stock, the overall conversion of stock being limited to 65% of United shares. The merger will be accounted for using the purchase method of accounting for business combinations. Alamance Bank is expected to be merged with and into First National Bank in the first quarter of 2006. At September 30, 2005, United operated three offices through Alamance Bank and had approximately $144,000,000 in total assets, $107,000,000 in deposits and $10,000,000 in shareholders’ equity.

Integrity Financial Corporation

On September 18, 2005, the Corporation entered into a definitive merger agreement to acquire Integrity Financial Corporation (“Integrity”), headquartered in Hickory, North Carolina and the holding company for Catawba Valley Bank and First Gaston Bank. Under the terms of the agreement, Integrity will be merged with and into FNB Corp. Prior to the closing of the merger of Integrity into FNB Corp., Integrity’s two banks, Catawba Valley Bank and First Gaston Bank, will be merged together. The surviving bank in that merger is expected to merge into First National Bank as soon as practicable following the merger of the holding companies. The merger of the holding companies will be accounted for using the purchase method of accounting for business combinations and is subject to several conditions, including approval by the shareholders of Integrity and FNB Corp. and approval by applicable regulatory authorities. Upon satisfaction of these conditions, the merger of the holding companies is anticipated to close early in the second quarter of 2006. Integrity shareholders will receive 0.8743 shares of FNB Corp. common stock and $5.20 in cash for each share of Integrity common stock. At September 30, 2005, Integrity operated twelve offices through Catawba Valley Bank and five offices through First Gaston Bank and had approximately $666,000,000 in total assets, $546,000,000 in deposits and $67,000,000 in shareholders’ equity.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic EPS denominator - Weighted average number of common shares outstanding	5,620,339	5,631,938	5,611,814	5,680,428
Dilutive share effect arising from assumed exercise of stock options	148,315	129,047	145,812	163,265

Diluted EPS denominator	5,768,654	5,760,985	5,757,626	5,843,693

For the three months ended September 30, 2005 and 2004, there were 158,122 and 168,293 stock options, respectively, that were antidilutive since the exercise price exceeded the average market price, and for the nine months ended September 30, 2005 and 2004, there were 211,719 and 169,930 stock options, respectively, that were antidilutive. These common stock equivalents were omitted from the calculations of diluted EPS for their respective periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income, as reported	$2,559	$2,284	$7,137	$4,352
Less: Stock-based compensation cost determined under fair value method, net of related tax effects	98	83	293	254

Net income, pro forma	$2,461	$2,201	$6,844	$4,098

Net income per share:
Basic:
As reported	$.46	$.41	$1.27	$.77
Pro forma	.44	.39	1.22	.72

Diluted:
As reported	.44	.40	1.24	.74
Pro forma	.43	.38	1.19	.70

6.	Loans

Loans as presented are reduced by net deferred loan fees of $950,000, $991,000 and $990,000 at September 30, 2005, September 30, 2004 and December 31, 2004, respectively.

7.	Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Balance at beginning of period	$7,732	$6,579	$7,293	$6,172
Charge-offs	450	202	1,594	3,006
Recoveries	298	99	647	305

Net loan charge-offs	152	103	947	2,701
Provision for loan losses	446	460	1,680	3,510
Allowance adjustment for loans sold	—	—	—	(45)

Balance at end of period	$8,026	$6,936	$8,026	$6,936

8.	Supplementary Income Statement Information

Significant components of other expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Advertising and marketing	$236	$212	$710	$584
Stationery, printing and supplies	201	157	616	508
Communications	140	133	424	422
Professional fees	207	160	462	499

9.	Postretirement Employee Benefit Plans

Information concerning the net periodic cost of the Corporation’s postretirement benefit plans is as follows:

	Three Months Ended September 30, 2005
	Pension Plan	Supplemental Executive Retirement Plan	Other Postretirement Defined Benefit Plans
	(in thousands)
Service cost	$159	$17	$17
Interest cost	156	19	21
Expected return on plan assets	(207)	—	—
Amortization of prior service cost	7	12	2
Amortization of transition obligation	—	—	5
Recognized net actuarial loss	38	5	3

Net periodic postretirement benefit cost	$153	$53	$48

	Three Months Ended September 30, 2004
	Pension Plan	Supplemental Executive Retirement Plan	Other Postretirement Defined Benefit Plans
	(in thousands)
Service cost	$137	$18	$14
Interest cost	146	17	19
Expected return on plan assets	(181)	—	—
Amortization of prior service cost	28	12	3
Amortization of transition obligation	—	—	5
Recognized net actuarial loss	39	7	2

Net periodic postretirement benefit cost	$169	$54	$43

	Nine Months Ended September 30, 2005
	Pension Plan	Supplemental Executive Retirement Plan	Other Postretirement Defined Benefit Plans
	(in thousands)
Service cost	$477	$51	$51
Interest cost	468	57	63
Expected return on plan assets	(621)	—	—
Amortization of prior service cost	21	36	6
Amortization of transition obligation	—	—	15
Recognized net actuarial loss	114	15	9

Net periodic postretirement benefit cost	$459	$159	$144

	Nine Months Ended September 30, 2004
	Pension Plan	Supplemental Executive Retirement Plan	Other Postretirement Defined Benefit Plans
	(in thousands)
Service cost	$425	$48	$44
Interest cost	436	50	57
Expected return on plan assets	(493)	—	—
Amortization of prior service cost	82	35	7
Amortization of transition obligation	—	—	15
Recognized net actuarial loss	119	16	5

Net periodic postretirement benefit cost	$569	$149	$128

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

For the three months ended September 30, 2005 and 2004, the interest rate swap resulted in a net increase of $4,000 and a net reduction of $32,000, respectively, in the interest expense that would otherwise have been reported for the FHLB advance, and for the nine months ended September 30, 2005 and 2004, the interest rate swap resulted in net reductions of $14,000 and $81,000, respectively, in interest expense. The fair value of the swap at September 30, 2005 was recorded on the consolidated balance sheet as a liability in the amount of $266,000, offset by a valuation adjustment in the same amount to the FHLB advance.

The Corporation has also identified the following derivative instruments which were recorded on the consolidated balance sheet at September 30, 2005: commitments to originate fixed rate residential mortgage loans and forward sales commitments.

Dover Mortgage Company originates certain fixed rate residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a fixed rate residential mortgage loan with a potential borrower and the time the closed loan is sold, the Corporation is subject to variability in market prices related to these commitments. The Corporation believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate fixed rate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate fixed rate residential mortgage loans totaled $24,939,000 at September 30, 2005, and the related forward sales commitments totaled 24,939,000. Loans held for sale by Dover Mortgage Company totaled $17,651,000 at September 30, 2005, and the related forward sales commitments totaled $17,651,000.

First National Bank had loans held for sale of $1,588,000 at September 30, 2005. Binding commitments of First National Bank for the origination of mortgage loans intended to be held for sale at September 30, 2005 were not material.

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

	Three Months Ended September 30, 2005
	First National Bank	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$13,412	$301	$—	$13,713
Interest expense	4,697	255	141	5,093

Net interest income	8,715	46	(141)	8,620
Provision for loan losses	446	—	—	446

Net interest income after provision for loan losses	8,269	46	(141)	8,174
Noninterest income	2,796	1,163	7	3,966
Noninterest expense	7,283	1,020	16	8,319

Income before income taxes	3,782	189	(150)	3,821
Income taxes	1,237	76	(51)	1,262

Net income	$2,545	$113	$(99)	$2,559

Total assets	$906,509	$24,442	$292	$931,243
Net loans	682,885	17,651	—	700,536
Goodwill	12,583	3,776	—	16,359

	Three Months Ended September 30, 2004
	First National Bank	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$10,150	$157	$—	$10,307
Interest expense	2,945	77	76	3,098

Net interest income	7,205	80	(76)	7,209
Provision for loan losses	460	—	—	460

Net interest income after provision for loan losses	6,745	80	(76)	6,749
Noninterest income	2,758	933	(39)	3,652
Noninterest expense	6,226	873	(15)	7,084

Income (loss) before income taxes	3,277	140	(100)	3,317
Income taxes (benefit)	1,012	56	(35)	1,033

Net income (loss)	$2,265	$84	$(65)	$2,284

Total assets	$829,134	$16,441	$(18)	$845,557
Net loans	624,184	9,988	—	634,172
Goodwill	12,583	3,752	—	16,335

	Nine Months Ended September 30, 2005
	First National Bank	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$37,456	$753	$—	$38,209
Interest expense	12,598	598	389	13,585

Net interest income	24,858	155	(389)	24,624
Provision for loan losses	1,680	—	—	1,680

Net interest income after provision for loan losses	23,178	155	(389)	22,944
Noninterest income	8,151	2,996	(59)	11,088
Noninterest expense	20,367	3,096	15	23,478

Income (loss) before income taxes	10,962	55	(463)	10,554
Income taxes (benefit)	3,545	29	(157)	3,417

Net income (loss)	$7,417	$26	$(306)	$7,137

Total assets	$906,509	$24,442	$292	$931,243
Net loans	682,885	17,651	—	700,536
Goodwill	12,583	3,776	—	16,359

	Nine Months Ended September 30, 2004
	First National Bank	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$28,915	$448	$—	$29,363
Interest expense	8,454	209	253	8,916

Net interest income	20,461	239	(253)	20,447
Provision for loan losses	3,510	—	—	3,510

Net interest income after provision for loan losses	16,951	239	(253)	16,937
Noninterest income	8,040	2,292	(146)	10,186
Noninterest expense	18,658	2,620	(43)	21,235

Income (loss) before income taxes	6,333	(89)	(356)	5,888
Income taxes (benefit)	1,684	(27)	(121)	1,536

Net income (loss)	$4,649	$(62)	$(235)	$4,352

Total assets	$829,134	$16,441	$(18)	$845,557
Net loans	624,184	9,988	—	634,172
Goodwill	12,583	3,752	—	16,335

13.	Comprehensive Income

For the three months ended September 30, 2005 and 2004, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $1,965,000 and $2,965,000, respectively.

For the nine months ended September 30, 2005 and 2004, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $6,491,000 and $4,150,000, respectively.

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

Additionally, FNB Corp. has a mortgage banking subsidiary, Dover Mortgage Company, that originates, underwrites and closes loans for sale into the secondary market. Dover operates mortgage production offices in North Carolina at Carolina Beach, Charlotte, Goldsboro, Greenville, Kernersville, Lake Norman, Leland, Raleigh and Wilmington.

For business segment information related to the financial performance of First National Bank and Dover Mortgage Company, see Note 12 to the Consolidated Financial Statements.

Merger Acquisition of United Financial, Inc. in 2005

On May 9, 2005, the Corporation entered into a definitive merger agreement to acquire United Financial, Inc. (“United”), holding company for Alamance Bank, headquartered in Graham, North Carolina. On September 27, 2005, the shareholders of United voted to approve the merger. The merger of the holding companies was effected on November 4, 2005 through the conversion of each share of United common stock, at the election of the shareholder, into either: (1) $14.25 in cash, (2) 0.6828 shares of FNB Corp. common stock, or (3) $4.99 in cash and 0.4438 shares of FNB Corp. common stock, the overall conversion of stock being limited to 65% of United shares. The merger will be accounted for using the purchase method of accounting for business combinations. Alamance Bank is expected to be merged with and into First National Bank in the first quarter of 2006. At September 30, 2005, United operated three offices through Alamance Bank and had approximately $144,000,000 in total assets, $107,000,000 in deposits and $10,000,000 in shareholders’ equity.

Pending Merger for Acquisition of Integrity Financial Corporation

On September 18, 2005, the Corporation entered into a definitive merger agreement to acquire Integrity Financial Corporation (“Integrity”), headquartered in Hickory, North Carolina and the holding company for Catawba Valley Bank and First Gaston Bank. Under the terms of the agreement, Integrity will be merged with and into FNB Corp. Prior to the closing of the merger of Integrity into FNB Corp., Integrity’s two banks, Catawba Valley Bank and First Gaston Bank, will be merged together. The surviving bank in that merger is expected to merge into First National Bank as soon as practicable following the merger of the holding companies. The merger of the holding companies will be accounted for using the purchase method of accounting for business combinations and is subject to several conditions, including approval by the shareholders of Integrity and FNB Corp. and approval by applicable regulatory authorities. Upon satisfaction of these conditions, the merger of the holding companies is anticipated to close early in the second quarter of 2006. Integrity shareholders will receive 0.8743 shares of FNB Corp. common stock and $5.20 in cash for each share of Integrity common stock. At September 30, 2005, Integrity operated twelve offices through Catawba Valley Bank and five offices through First Gaston Bank and had approximately $666,000,000 in total assets, $546,000,000 in deposits and $67,000,000 in shareholders’ equity.

Primary Financial Data for 2005

The Corporation’s earnings were higher in the three and nine months ended September 30, 2005 compared to the same periods of 2004, and sharply higher in comparing nine-month periods due largely to the effect on 2004 results of certain significant factors discussed below. Earnings were $2,559,000 in the third quarter of 2005, a 12.0% increase from earnings of $2,284,000 in the 2004 third quarter. Basic earnings per share increased from $.41 to $.46 and diluted earnings per share increased from $.40 to $.44. For the first nine months of 2005, earnings amounted to $7,137,000, which represents a 64.0% increase from earnings of $4,352,000 in the same period of 2004. Basic earnings per share in comparing nine-month periods increased from $.77 to $1.27 and diluted earnings per share increased from $.74 to $1.24. Total assets were $931,243,000 at September 30, 2005, up 10.1% from September 30, 2004 and 7.9% from December 31, 2004. Loans amounted to $708,562,000 at September 30, 2005, increasing 10.5% from September 30, 2004 and 6.6% from December 31, 2004. Total deposits were up 12.5% from September 30, 2004 and 9.4% from December 31, 2004, amounting to $721,773,000 at September 30, 2005. The comparison of loans outstanding was affected by fluctuations in the balance of loans held for sale which was higher at September 30, 2005 compared to September 30, 2004 and December 31, 2004 by $7,824,000 and $7,591,000, respectively.

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

In 2005, the provision for loan losses was below the level of 2004 by $1,830,000 in comparing nine-month periods, by $1,916,000 in comparing second quarter periods and by $14,000 in comparing third quarter periods. The provision for loan losses was affected in the second quarter of 2005 by the adoption of new regulatory guidance on the accounting for courtesy overdraft programs which resulted in a $324,000 provision increase. As a result of this same regulatory guidance, however, the effect of the provision increase was partially offset by a $156,000 increase in income from service charges on deposit accounts. In periods subsequent to the second quarter of 2005, the regulatory guidance on accounting for courtesy overdraft programs will have a continuing effect on the results of operations by increasing the level of both the provision for loan losses and income from service charges on deposit accounts, although these effects should tend to be offsetting with only a minor impact on net income.

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

Prior to mid-2004, earnings had been affected for an extended period by historically low interest rates produced by the Federal Reserve’s stimulative monetary policy. Commencing June 29, 2004, however, the Federal Reserve implemented a tightening policy that has resulted in eleven one-quarter percent increases in the prime rate, bringing it to a level of 6.75% at September 30, 2005. These increases are working to improve the yield on earning assets, although the cost of funds is being impacted by the general increase in interest rates. Net interest income increased $4,177,000 or 20.4% in the first nine months of 2005 compared to the same period in 2004, reflecting the effect of a 10.2% increase in the level of average earning assets coupled with an increase in the net interest margin, stated on a taxable equivalent basis, from 3.83% in 2004 to 4.15% in 2005. In comparing third quarter periods, net interest income increased $1,411,000 or 19.5%, reflecting a 9.7% increase in average earning assets and an increase in the net interest margin from 3.94% to 4.24%.

The comparison of noninterest income between 2005 and 2004, which increased $314,000 or 8.6% in comparing second quarter periods and $902,000 or 8.9% in comparing nine-month periods, was specifically affected by the following factors:

•	The adoption of SAB No. 105 in the second quarter of 2004 reduced Dover’s income from mortgage loan sales as discussed above.

•	Income from mortgage loan sales benefited in the first quarter of 2004 as a result of the $233,000 in income from the sale by First National Bank of 1-4 family residential mortgage loans totaling $12,535,000 that were previously classified as loans held for investment at December 31, 2003 but transferred to loans held for sale in the 2004 first quarter.

•	There has been a general increase in income from mortgage loan sales in 2005 compared to 2004, exclusive of the effect of adoption of SAB No. 105 in the second quarter of 2004.

•	The adoption in the second quarter of 2005 of new regulatory guidance on the accounting for courtesy overdraft programs is resulting in an increase in income from service charges on deposit accounts as discussed above.

Noninterest expense increased $1,235,000 or 17.4% in the third quarter of 2005 compared to the same period of 2004 and increased $2,243,000 or 10.6% in comparing nine-month periods. This increase primarily resulted from a higher level of compensation expense, due in part to increased incentive compensation and the higher level of mortgage loan sales activity.

Critical Accounting Policies

The Corporation’s significant accounting policies are set forth in Note 1 to the Consolidated Financial Statements contained in the Form 10-K Annual Report for the fiscal year ended December 31, 2004. Of these significant accounting policies, the Corporation considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management’s most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Corporation has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation’s assessments may be impacted in future periods by changes in economic conditions, the results of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation’s allowance for loan losses and related matters, see “Asset Quality”

Earnings Review

The Corporation’s net income increased $275,000 or 12.0% in the third quarter of 2005 compared to the same period of 2004 and increased $2,785,000 or 64.0% in comparing nine-month periods. In general, earnings were impacted most significantly in the third quarter of 2005 by increases of $1,411,000 or 19.6% in net interest income and $314,000 in noninterest income, which gains were significantly offset by a $1,235,000 increase in noninterest expense. Earnings for first nine months of 2005 were impacted by a $1,830,000 decrease in the provision for loan losses and by increases of $4,177,000 or 20.4% in net interest income and $902,000 in noninterest income, which gains were offset to an extent by a $2,243,000 increase in noninterest expense. Certain factors specifically affecting the elements of income and expense and the comparability of operating results for the first nine months and third quarter periods of 2005 and 2004 were discussed in the “Overview – Significant Factors Affecting Earnings in 2005 and 2004”.

On an annualized basis, return on average assets increased from 0.71% in the first nine months of 2004 to 1.06% in the first nine months of 2005. Return on average shareholders’ equity increased from 7.04% to 11.17% in comparing the same periods. In comparing third quarter periods, return on average assets improved from 1.10% to 1.12% and return on average shareholders’ equity improved from 11.25% to 11.79%. Return on tangible assets and equity (calculated by deducting average goodwill from average assets and from average equity) for the first nine months of 2005 amounted to 1.08% and 13.82%, respectively, and for the 2005 third quarter amounted to 1.14% and 14.53%.

Net Interest Income

Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

Net interest income was $24,624,000 in the first nine months of 2005 compared to $20,447,000 in the same period of 2004. This increase of $4,177,000 or 20.4% resulted primarily from a 10.2% increase in the level of average earning assets coupled with an improvement in the net yield on earning assets, or net interest margin, from 3.83% in the first nine months of 2004 to 4.15% in the same period of 2005. In comparing third quarter periods, net interest income increased $1,411,000 or 19.5% reflecting a 9.7% increase in average earning assets and an increase in the net interest margin from 3.94% to 4.24%. On a taxable equivalent basis, the increase in net interest income in the first nine months and third quarter of 2005 were $4,075,000 and $1,378,000, respectively, reflecting changes in the relative mix of taxable and non-taxable earning assets in each period.

Table 1 on page 32 and Table 2 on page 33 set forth for the periods indicated information with respect to the Corporation’s average balances of assets and liabilities, as well as the total dollar amounts of interest income (taxable equivalent basis) from earning assets and interest expense on interest-bearing liabilities, resultant rates earned or paid, net interest income, net interest spread and net yield on earning assets. Net interest spread refers to the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. Net yield on earning assets, or net interest margin, refers to net interest income divided by average earning assets and is influenced by the level and relative mix of earning assets and interest-bearing liabilities. Changes in net interest income on a taxable equivalent basis, as measured by volume and rate variances, are also analyzed in Tables 1 and 2. Volume refers to the average dollar level of earning assets and interest-bearing liabilities.

Changes in the net interest margin and net interest spread tend to correlate with movements in the prime rate of interest. There are variations, however, in the degree and timing of rate changes, compared to prime, for the different types of earning assets and interest-bearing liabilities.

Following the significant declines in 2001, interest rates tended to stabilize, until mid-2004, in a generally low-rate environment for rates both earned and paid by the Corporation. After reductions in the prime rate totaling 4.75% in 2001, there were additional rate cuts of .50% in November 2002 and .25% in June 2003, resulting in the prime rate of 4.00% that was effective through June 30, 2004. Due to concern about increasing inflationary pressures, the Federal Reserve took action to raise the level of interest rates at the end of June 2004, causing the prime rate to increase to 4.25% in July 2004. Four additional rate increases of 25 basis points each during the second six months of 2004 and six more such rate increases in 2005 have raised the prime rate to the 6.75% level at September 30, 2005. The prime rate averaged 6.99% in 2001, falling to 4.67% in 2002 and 4.12% in 2003 and rising to 4.33% in 2004.

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

The prime rate averaged 6.43% in the first nine months of 2005 compared to 4.38% in the first nine months of 2004. The prime rate averaged 5.88% in the second quarter of 2005 compared to 4.00% in the second quarter of 2004. The net interest spread, in comparing nine-month periods, increased by 23 basis points from 3.61% in 2004 to 3.84% in 2005, reflecting the effect of an increase in the average total yield on earning assets that more than offset the increase in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets increased by 93 basis points from 5.43% in 2004 to 6.36% in 2005, while the cost of funds increased by 70 basis points from 1.82% to 2.52%. In comparing third quarter periods, the net interest spread increased by 20 basis points from 3.71% to 3.91%, as the yield on earning assets increased by 111 basis points while the cost of funds increased by 91 basis points.

Provision for Loan Losses

This provision is the charge against earnings to provide an allowance or reserve for probable losses inherent in the loan portfolio. The amount of each period’s charge is affected by several considerations including management’s evaluation of various risk factors in determining the adequacy of the allowance (see “Asset Quality”), actual loan loss experience and loan portfolio growth. Earnings were positively impacted in the first nine months, second quarter and third quarter of 2005 by reductions in the provision for loan losses of $1,830,000, 1,916,000 and $14,000, respectively. The provision for loan losses was affected in the second quarter of 2005 by the adoption of new regulatory guidance on the accounting for courtesy overdraft programs which resulted in a $324,000 provision increase. Further effects from adoption of the new regulatory guidance are discussed in the “Overview – Significant Factors Affecting Earnings in 2005 and 2004”.

As a prior year comparison, earnings were negatively impacted in the first nine months of 2004 by a $1,975,000 increase in the provision for loan losses, the third quarter increase being $5,000, as compared to the same period in 2003. The increase in the provision for the first nine months of 2004 resulted largely from the $2,780,000 provision recorded in the 2004 second quarter which exceeded the 2003 second quarter provision by $1,950,000. Actual loan charge-offs in the 2004 second quarter amounted to $2,574,000. The determination of the second quarter provision for loan losses took into account the actual charge-offs, the significant growth in loans held for investment during the second quarter, and the level of nonperforming loans, which increased to $7,026,000 at June 30, 2004 compared to $5,725,000 at March 31, 2004. Nonperforming loans amounted to $6,062,000 at September 30, 2004.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.16% at September 30, 2005, 1.10% at September 30, 2004 and 1.12% at December 31, 2004. The allowance percentage has increased based on the results from application of the allowance model that assigns reserves to various components of the loan portfolio in order to provide for probable inherent losses.

Noninterest Income

Noninterest income for the first nine months and third quarter of 2005 increased $902,000 or 8.9% and $314,000 or 8.6%, respectively, compared to the same periods in 2004, due largely to increases of $595,000 and $224,000, respectively, in income from mortgage loan sales as discussed in the “Overview – Significant Factors Affecting Earnings in 2005 and 2004”. By similar comparison, there were significant increases of $408,000 and $166,000, respectively, in service charges on deposit accounts that were due mainly to the adoption in the second quarter of 2005 of new regulatory guidance on the accounting for courtesy overdraft programs as discussed in the “Overview – Significant Factors Affecting Earnings in 2005 and 2004”. The decrease in income from trust and investment services was largely related to the general decrease in the volume of sales of annuity products.

Noninterest Expense

Noninterest expense was $2,243,000 or 10.6% higher in the first nine months of 2005 compared to the same period in 2004 and for the third quarter was $1,235,000 or 17.4% higher, due primarily to increased compensation expense related in part to increased incentive compensation and the higher level of mortgage loan sales activity. Additionally, personnel expense was generally impacted in 2005 by increased staffing requirements, normal salary adjustments and higher costs of fringe benefits. The level of other expense has been favorably impacted in 2005 by reduced expenses related to credit administration and foreclosed properties.

Income Taxes

The effective income tax rate increased from 26.1% in the first nine months of 2004 to 32.4% in the same period of 2005 due principally to the significant increase in the ratio of taxable to non-taxable income.

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

Commitments, Contingencies and Off-Balance Sheet Risk

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at September 30, 2005 are discussed below.

Commitments by First National Bank to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At September 30, 2005, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $207,659,000. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

In connection with its asset/liability management objectives, the Corporation in 2004 entered into an interest rate swap on a $7,000,000 Federal Home Loan Bank (FHLB) advance that converts the fixed rate cash flow exposure on the FHLB advance to a variable rate cash flow. As structured, the pay-variable, receive-

fixed swap is evaluated as being a fair value hedge with no ineffectiveness; and, consequently, the difference in cash flows in each period between the variable rate interest payments that the Corporation makes and the fixed rate interest payments received is currently reported in earnings.

For the three months ended September 30, 2005 and 2004, the interest rate swap resulted in a net increase of $4,000 and a net reduction of $32,000, respectively, in the interest expense that would otherwise have been reported for the FHLB advance, and for the nine months ended September 30, 2005 and 2004, the interest rate swap resulted in net reductions of $14,000 and $81,000, respectively, in interest expense. The fair value of the swap at September 30, 2005 was recorded on the consolidated balance sheet as a liability in the amount of $266,000, offset by a valuation adjustment in the same amount to the FHLB advance.

First National Bank issues standby letters of credit whereby it guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to standby letters of credit was $6,225,000 at September 30, 2005 and $6,410,000 at September 30, 2004. Due to insignificance, the Corporation has recorded no liability at September 30, 2005 for the current carrying amount of the obligation to perform as a guarantor.

Dover Mortgage Company originates certain fixed rate residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a fixed rate residential mortgage loan with a potential borrower and the time the closed loan is sold, the Corporation is subject to variability in market prices related to these commitments. The Corporation believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate fixed rate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate fixed rate residential mortgage loans totaled $24,939,000 at September 30, 2005, and the related forward sales commitments totaled $24,939,000. Loans held for sale by Dover Mortgage Company totaled $17,651,000 at September 30, 2005, and the related forward sales commitments totaled $17,651,000.

First National Bank had loans held for sale of $1,588,000 at September 30, 2005. Binding commitments of First National Bank for the origination of mortgage loans intended to be held for sale at September 30, 2005 were not material.

As of September 30, 2005, the Corporation did not have any special purpose entities or other similar forms of off-balance sheet financing. See “Business Development Matters” concerning the issuance of trust preferred securities on November 4, 2005.

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

The Corporation’s balance sheet was asset-sensitive at September 30, 2005. An asset-sensitive position means that, for cumulative gap measurement periods of one year or less, there are more assets than liabilities subject to immediate repricing as market rates change. Because immediately rate sensitive assets exceed rate sensitive interest-bearing liabilities, the earnings position could improve in a rising rate environment and could deteriorate in a declining rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

Capital Adequacy

Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders’ equity and qualifying amounts of perpetual preferred stock and trust preferred securities, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock, trust preferred securities and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution’s ongoing trading activities. At September 30, 2005, FNB Corp. and First National Bank were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital. Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%. At September 30, 2005, FNB Corp. and First National Bank had total capital ratios of 10.17% and 11.37%, respectively, and Tier 1 capital ratios of 9.11% and 10.30%.

The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At September 30, 2005, FNB Corp. and First National Bank had leverage capital ratios of 7.72% and 8.85%, respectively.

First National Bank is also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, a bank must have a minimum ratio for total capital of 10.00%, for Tier 1 capital of 6.00% and for leverage capital of 5.00%. As noted above, First National Bank met all of those ratio requirements at September 30, 2005 and, accordingly, is well-capitalized under the regulatory framework for prompt corrective action.

Balance Sheet Review

Total assets at September 30, 2005 were $85,686,000 or 10.1% higher than at September 30, 2004 and were $68,352,000 or 7.9% higher than at December 31, 2004. By similar comparison, deposits were ahead by $80,070,000 or 12.5% and $62,229,000 or 9.4%. The level of total assets is directly affected by the level of loans held for sale which are largely supported by borrowings obtained strictly for this purpose. At September 30, 2005, loans held for sale amounted to $19,239,000 compared to $11,415,000 at September 30, 2004 and $11,648,000 at December 31, 2004. Consequently, the growth in assets exclusive of the change in loans held for sale was below the amounts indicated above by $7,824,000 and $7,591,000, respectively. Average assets increased 9.8% in the first nine months of 2005 compared to the same period of 2004, while average deposits increased 11.6%, the third quarter increases being 9.5% and 11.3%, respectively.

Investment Securities

Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. In general, because of loan funding needs in 2004, proceeds from investment maturities and calls were largely diverted to this purpose through approximately the first nine months of that year. Subsequent to that time, however, the level of investment securities has remained approximately the same. The level of investment securities was increased $1,759,000 or 1.4% during the twelve-month period ended September 30, 2005. The net increase in investment securities during the first nine months of 2005 was $517,000 or 0.4%. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

Loans

The Corporation’s primary source of revenue and largest component of earning assets is the loan portfolio. Loans increased $67,454,000 or 10.5% during the twelve-month period ended September 30, 2005. The net loan increase during the first nine months of 2005 was $43,808,000 or 6.6%. Due to the relatively higher level of loans held for sale at September 30, 2005 compared to September 30, 2004 and December 31, 2004, as noted above in the “Balance Sheet Review”, the growth in loans identified as held for investment was somewhat lower than the increases reported for total loans, amounting to $59,630,000 for the twelve months ended September 30, 2005 and $36,217,000 for the first nine months of 2005. Average loans were $90,530,000 or 15.1% higher in the first nine months of 2005 than in the same period of 2004 and were $79,866,000 or 12.8% higher in the third quarter comparison. The ratio of average loans to average deposits, in comparing nine-month periods, increased from 97.2% in 2004 to 100.3% in 2005. The ratio of loans to deposits at September 30, 2005 was 98.2%.

Loan growth during the twelve-month period ended September 30, 2005 and also in the first nine months of 2005 was primarily due to increases in the portfolios related to construction loans and commercial and other real estate loans. The current composition of the loan portfolio has been affected by the circumstances noted in the following discussion. In both 2004 and 2003, loans grew significantly, following an extended period in which the level of the entire loan portfolio had been adversely impacted by the general slowdown of the economy. In particular, the portfolios related to construction loans and commercial and other real estate loans experienced significant gains in each year. Following a gain in 2003, the commercial and agricultural loan portfolio declined in 2004 and has continued to decline in 2005. The balance of the 1-4 family residential mortgage loan portfolio has been affected by the high level of refinancing activity that commenced in 2001 and extended through approximately the end of 2003, especially since many refinanced loans that were previously included in the “held for investment” category were sold as part of the refinancing process, and was also affected, as discussed in the “Overview – Significant Items Affecting Earnings in 2004”, by the direct sale in the 2004 first quarter of certain loans previously classified as held for investment. The level of the 1-4 family residential mortgage portfolio has been bolstered by steady growth, especially in

2004 and 2003, in loan balances resulting from home equity lines of credit, although the growth in equity line balances has now slowed significantly as interest rates have increased and such balances have even declined in 2005.

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

At September 30, 2005, the Corporation had impaired loans which totaled $215,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $210,000. At September 30, 2004, the Corporation had impaired loans which totaled $321,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $134,000. At December 31, 2004 the Corporation had no loans that were considered to be impaired.

At September 30, 2005, nonperforming loans were $5,132,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $4,508,000 and $624,000, respectively. At September 30, 2004, nonperforming loans were $6,062,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $4,121,000 and $1,941,000, respectively. At December 31, 2004, nonperforming loans were $5,227,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $3,952,000 and $1,275,000, respectively.

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

In 2005, the provision for loan losses was below the level of 2004 by $1,830,000 in comparing nine-month periods, by $1,916,000 in comparing second quarter periods and by $14,000 in comparing third quarter periods. The provision for loan losses was affected in the second quarter of 2005 by the adoption of new regulatory guidance on the accounting for courtesy overdraft programs which resulted in a $324,000 provision increase.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.16% at September 30, 2005, 1.10% at September 30, 2004 and 1.12% at December 31, 2004. The allowance percentage has increased based on the results from application of the allowance model that assigns reserves to various components of the loan portfolio in order to provide for probable inherent losses.

Management believes the allowance for loan losses of $8,026,000 at September 30, 2005 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment.

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

The following table presents an analysis of the changes in the allowance for loan losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Balance at beginning of period	$7,732	$6,579	$7,293	$6,172
Charge-offs	450	202	1,594	3,006
Recoveries	298	99	647	305

Net loan charge-offs	152	103	947	2,701
Provision for loan losses	446	460	1,680	3,510
Allowance adjustment for loans sold	—	—	—	(45)

Balance at end of period	$8,026	$6,936	$8,026	$6,936

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

The level and mix of deposits has been specifically affected by the following factors. Following an extended period in which balances had decreased due to interest rate declines, time deposits increased $70,124,000 during the twelve-month period ended September 30, 2005 and $47,572,000 during the first nine months of 2005 due in part to higher rates but also reflecting the acquisition of brokered time deposits and the increase in time deposits obtained from governmental units, these latter deposits amounting to $72,961,000, $64,383,000 and $67,260,000 at September 30, 2005, September 30, 2004 and December 31, 2004, respectively. Reflecting new deposit products and extensive promotional efforts, noninterest-bearing demand deposits had significant growth during the twelve-month period ended September 30, 2005, increasing $10,897,000 during that period and $11,343,000 during the first nine months of 2005. Interest-bearing transactional deposits, including demand, savings and money market deposits, registered a net decline of $951,000 during the twelve-month period ended September 30, 2005 and gained $3,314,000 during the first nine months of 2005. Separately considered, interest-bearing demand deposits grew $10,068,000 during the twelve-month period ended September 30, 2005 and $6,380,000 during the first nine months of 2005.

Business Development Matters

As discussed in the “Overview” and in Note 3 to the Consolidated Financial Statements, the Corporation completed a merger on November 4, 2005 for the acquisition of United Financial, Inc., holding company for Alamance Bank, headquartered in Graham, North Carolina, in a transaction that will be accounted for using the purchase method of accounting for business combinations.

In conjunction with the completion of the United merger, FNB Corp.’s wholly owned and newly formed subsidiary, FNB United Statutory Trust I, issued $20,000,000 of trust preferred securities on November 4, 2005. The proceeds of the trust preferred securities, along with the proceeds of $619,000 received by the trust from the issuance of its common securities to FNB Corp., were used to purchase

$20,619,000 of FNB Corp.’s junior subordinated debt securities. The proceeds of FNB Corp.’s junior subordinated debt securities are primarily being used to fund the $8,196,000 cash portion of the consideration due the former United shareholders and also to repay $10,528,000 of long-term indebtedness of FNB Corp. For risk-based capital purposes, the entire $20,000,000 issuance of trust preferred securities should qualify for inclusion as Tier 1 capital. The trust preferred securities bear interest at a variable rate based on the three-month LIBOR rate plus 1.37% and mature on December 15, 2035, but may be redeemed at the option of FNB Corp. beginning on December 15, 2010.

As discussed in the “Overview” and in Note 3 to the Consolidated Financial Statements, on September 18, 2005, the Corporation entered into a definitive merger agreement to acquire Integrity Financial Corporation (“Integrity”), headquartered in Hickory, North Carolina and the holding company for Catawba Valley Bank and First Gaston Bank. Under the terms of the agreement, Integrity will be merged with and into FNB Corp. Prior to the closing of the merger of Integrity into FNB Corp., Integrity’s two banks, Catawba Valley Bank and First Gaston Bank, will be merged together. The surviving bank in that merger is expected to merge into First National Bank as soon as practicable following the merger of the holding companies. The merger of the holding companies is anticipated to close early in the second quarter of 2006.

In August 2003, First National Bank received regulatory approval for relocation of its existing branch offices in Laurinburg and Randleman, North Carolina. The new Laurinburg office opened for business in July 2004, and the new Randleman office opened in August 2005. The Laurinburg office replaced a leased facility, while the Randleman office represents a move from an owned facility that is expected to be disposed of.

In January 2004, First National Bank received regulatory approval for establishment of its first branch office in Greensboro, North Carolina, resulting in the opening of a loan production office in February 2004. A full-service banking office in a leased facility replaced the loan production office in May 2005.

In November 2004, First National Bank received regulatory approval for the establishment of a second branch office in Greensboro, North Carolina. Construction of this full-service banking office is expected to be completed in early 2006.

In June 2005, First National Bank received regulatory approval for the establishment of a second branch office in Salisbury, North Carolina. Construction of this full-service banking office, which will be a leased facility, is expected to be completed in 2006.

In 2004, Dover Mortgage Company opened new mortgage production offices in North Carolina at Carolina Beach in April and at Leland in November. In 2005, Dover opened a new office in North Carolina at Kernersville in May.

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

Cautionary Statement for Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as “believes”, “expects”, “plans”, “projects”, “goals”, “estimates”, “may”, “could”, “should”, or “anticipates” or the negative thereof or other variations thereon of comparable terminology, or by discussions of strategy that involve risks and uncertainties. In addition, from time to time, the Corporation or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Corporation with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Corporation. Forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Corporation wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect the Corporation’s actual results, causing actual results to differ materially from those in any forward-looking statement. These factors include: (i) expected cost savings from the mergers described in the Overview may not materialize within the expected time frame, (ii) revenues following the mergers may not meet expectations, (iii) costs or difficulties related to the integration of the businesses of FNB Corp., United and Integrity may be greater than anticipated, (iv) competitive pressure in the banking industry or in the corporation’s markets may increase significantly, (v) changes in the interest rate environment may reduce margins, (vi) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration, (vii) changes may occur in banking legislation and regulation, (viii) changes may occur in general business conditions and (ix) changes may occur in the securities markets. Readers should also consider information on risks and uncertainties contained in the discussions of competition, supervision and regulation, and effect of governmental policies contained in the Corporation’s most recent Annual Report on Form 10-K.

Average Balances and Net Interest Income Analysis

	2005			2004			2005 Versus 2004
NINE MONTHS ENDED SEPTEMBER 30	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Interest Variance due to (1)		Net Change
							Volume	Rate
	(Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets
Loans (2) (3)	$689,704	$34,338	6.65%	$599,174	$25,447	5.66%	$4,121	$4,770	$8,891
Investment securities (2):
Taxable income	79,706	2,663	4.45	83,286	2,741	4.39	(116)	38	(78)
Non-taxable income	44,066	1,931	5.84	48,015	2,057	5.71	(172)	46	(126)
Other earning assets	8,365	176	2.81	15,198	119	1.05	(73)	130	57

Total earning assets	821,841	39,108	6.36	745,673	30,364	5.43	3,760	4,984	8,744

Cash and due from banks	18,263			16,958
Goodwill	16,351			16,332
Other assets, net	39,735			36,869

Total Assets	$896,190			$815,832

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	$93,623	441	0.63	$89,354	256	0.38	13	172	185
Savings deposits	51,775	121	0.31	54,404	128	0.31	(7)	—	(7)
Money market deposits	73,962	1,053	1.90	75,516	534	0.94	(11)	530	519
Certificates and other time deposits	387,102	8,697	3.00	323,760	5,507	2.27	1,207	1,983	3,190
Retail repurchase agreements	16,842	322	2.55	15,914	98	0.82	6	218	224
Federal Home Loan Bank advances	68,086	1,955	3.84	68,307	1,880	3.67	(6)	81	75
Federal funds purchased	457	9	2.53	4,422	51	1.52	(62)	20	(42)
Other borrowed funds	29,931	987	4.41	22,108	462	2.78	198	327	525

Total interest-bearing liabilities	721,778	13,585	2.52	653,785	8,916	1.82	1,338	3,331	4,669

Noninterest-bearing demand deposits	81,454			73,306
Other liabilities	7,763			6,357
Shareholders’ equity	85,195			82,384

Total Liabilities and Shareholders’ Equity	$896,190			$815,832

Net Interest Income and Spread		$25,523	3.84%		$21,448	3.61%	$2,422	$1,653	$4,075

Net Yield on Earning Assets			4.15%			3.83%

(1)	The mix variance, not separately stated, has been proportionally allocated to the rate and volume variances based on their absolute dollar amount.
(2)	Interest income and yields related to certain investment securities and loans exempt from both federal and state income tax or from state income tax alone are stated on a fully taxable equivalent basis, assuming a 34% federal tax rate and applicable state tax rate, reduced by the nondeductible portion of interest expense.
(3)	Nonaccrual loans are included in the average loan balance. Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.

Average Balances and Net Interest Income Analysis

	2005			2004			2005 Versus 2004
THREE MONTHS ENDED SEPTEMBER 30	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Interest Variance due to (1)		Net Change
							Volume	Rate
	(Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets
Loans (2) (3)	$704,245	$12,403	6.99%	$624,379	$9,072	5.78%	$1,263	$2,068	$3,331
Investment securities (2):
Taxable income	81,886	917	4.48	77,877	840	4.31	44	33	77
Non-taxable income	42,226	625	5.92	46,664	677	5.80	(66)	14	(52)
Other earning assets	7,000	59	3.31	12,769	42	1.32	(26)	43	17

Total earning assets	835,357	14,004	6.66	761,689	10,631	5.55	1,215	2,158	3,373

Cash and due from banks	19,357			16,964
Goodwill	16,357			16,335
Other assets, net	41,228			37,851

Total Assets	$912,299			$832,839

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	$93,551	165	0.70	$89,235	92	0.41	5	68	73
Savings deposits	50,425	39	0.31	54,885	44	0.31	(5)	—	(5)
Money market deposits	75,168	395	2.08	79,235	199	1.00	(11)	207	196
Certificates and other time deposits	397,440	3,300	3.30	329,007	1,886	2.27	444	970	1,414
Retail repurchase agreements	17,686	135	3.02	15,552	39	1.00	6	90	96
Federal Home Loan Bank advances	67,578	660	3.87	73,158	655	3.55	(52)	57	5
Federal funds purchased	398	4	3.60	6,703	30	1.72	(41)	15	(26)
Other borrowed funds	31,601	395	4.96	20,972	153	2.89	100	142	242

Total interest-bearing liabilities	733,847	5,093	2.75	668,747	3,098	1.84	446	1,549	1,995

Noninterest-bearing demand deposits	83,597			76,471
Other liabilities	8,051			6,418
Shareholders’ equity	86,804			81,203

Total Liabilities and Shareholders’ Equity	$912,299			$832,839

Net Interest Income and Spread		$8,911	3.91%		$7,533	3.71%	$769	$609	$1,378

Net Yield on Earning Assets			4.24%			3.94%

(1)	The mix variance, not separately stated, has been proportionally allocated to the rate and volume variances based on their absolute dollar amount.
(2)	Interest income and yields related to certain investment securities and loans exempt from both federal and state income tax or from state income tax alone are stated on a fully taxable equivalent basis, assuming a 34% federal tax rate and applicable state tax rate, reduced by the nondeductible portion of interest expense.
(3)	Nonaccrual loans are included in the average loan balance. Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.

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

Item 4. Controls and Procedures

As of September 30, 2005, the end of the period covered by this report, FNB Corp. carried out an evaluation under the supervision and with the participation of the company’s management, including FNB Corp.’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of FNB Corp.’s disclosure controls and procedures. In designing and evaluating the company’s disclosure controls and procedures, FNB Corp. and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and FNB Corp.’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by FNB Corp. in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. No significant change in the company’s internal control over financial reporting occurred during the quarterly period ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, FNB Corp.’s internal control over financial reporting. FNB Corp. reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Three Months Ended September 30, 2005	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	800	$20.49	800	300,000
August 1 to August 31	1,200	21.05	1,200	298,800
September 1 to September 30	—	—	—	298,800

Total	2,000	20.83	2,000	298,800

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

Item 6. Exhibits

Exhibits to this report are listed in the index to exhibits on pages 37, 38 and 39 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNB Corp.
(Registrant)

Date: November 8, 2005	By:	/s/ Jerry A. Little
Jerry A. Little
Treasurer and Secretary
(Principal Financial and
Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
2.10	Agreement and Plan of Merger dated as of May 9, 2005 by and between the Registrant and United Financial, Inc., incorporated herein by reference to Exhibit 2.10 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2005.

2.11	Agreement and Plan of Merger dated as of September 18, 2005 by and between the Registrant and Integrity Financial Corporation.

3.10	Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed March 16, 1985.

3.11	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 10, 1988, incorporated herein by reference to Exhibit 19.10 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988.

3.12	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 12, 1998, incorporated herein by reference to Exhibit 3.12 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

3.13	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 23, 2003, incorporated herein by reference to Exhibit 3.13 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2003.

3.20	Amended and Restated Bylaws of the Registrant, adopted July 21, 2005, incorporated herein by reference to Exhibit 3.20 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2005.

4	Specimen of Registrant’s Common Stock Certificate, incorporated herein by reference to Exhibit 4 to Amendment No. 1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed April 19, 1985.

4.10	Indenture dated as of November 4, 2005, between FNB Corp. and U.S. Bank, National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report dated November 4, 2005.

4.20	Amended and Restated Declaration of Trust of FNB United Statutory Trust I dated as of November 4, 2005, among FNB Corp., as sponsor, U.S. Bank, National Association, as institutional trustee, and Michael C. Miller and Jerry A. Little, as administrators, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report dated November 4, 2005.

Exhibit No.	Description of Exhibit
10.10*	Form of Split Dollar Insurance Agreement dated as of November 1, 1987 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 19.20 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988.

10.11*	Form of Amendment to Split Dollar Insurance Agreement dated as of November 1, 1994 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.20*	Stock Compensation Plan as amended effective May 12, 1998, incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

10.21*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.22*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.23*	FNB Corp. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-105442).

10.24*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

10.25*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003.

Exhibit No.	Description of Exhibit
10.30*	Employment Agreement dated as of December 27, 1995 between First National Bank and Trust Company and Michael C. Miller, incorporated herein by reference to Exhibit 10.50 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1995.

10.31*	Carolina Fincorp, Inc. Stock Option Plan (assumed by the Registrant on April10, 2000), incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-54702).

10.32*	Employment Agreement dated as of April 10, 2000 between First National Bank and Trust Company and R. Larry Campbell, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2000.

10.33*	Nonqualified Supplemental Retirement Plan with R. Larry Campbell, incorporated herein by reference to Exhibit 10(c) to the Annual Report on Form 10-KSB of Carolina Fincorp, Inc. for the fiscal year ended June 30, 1997.

10.34*	Form of Change of Control Agreement between FNB Corp. and certain of its key employees and officers, incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003.

10.40	Guarantee Agreement dated as of November 4, 2005, by FNB Corp. for the benefit of the holders of trust preferred securities, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated November 4, 2005.

31.10	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.11	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, or compensatory plan or arrangement.