Form 10-K
period 2005-12-31
FNB CORP/NC
filed 2006-03-16
CIK 764811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $2.50 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of common stock held by nonaffiliates of the Registrant, assuming, without admission, that all directors and officers of the Registrant may be deemed affiliates, was $101,524,000 as of June 30, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of March 1, 2006, the Registrant had 6,381,086 shares of $2.50 par value common stock outstanding.

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 9, 2006 are incorporated by reference in Part III of this report.

CROSS REFERENCE INDEX

Page
Part I	Item 1	Business	1-8
	Item 1A	Risk Factors	8
	Item 1B	Unresolved Staff Comments
Not applicable
	Item 2	Properties	8
	Item 3	Legal Proceedings
Not applicable.
	Item 4	Submission of Matters to a Vote of Security Holders
Not applicable.
Part II	Item 5	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	35-36
	Item 6	Selected Financial Data	9
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-36
	Item 7A	Quantitative and Qualitative Disclosures about Market Risk	22-23
	Item 8	Financial Statements and Supplementary Data
		Report of Independent Registered Public Accounting Firm	37-38
		Consolidated Balance Sheets at December 31, 2005 and 2004	39
		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2005	40
		Consolidated Statements of Shareholders’ Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2005	41
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2005	42
		Notes to Consolidated Financial Statements	43-76
		Quarterly Financial Data for 2005 and 2004	35
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
	Item 9A	Controls and Procedures	77-80
		Management’s Annual Report on Internal Control Over Financial Reporting	78
		Report of Independent Registered Public Accounting Firm	79-80
	Item 9B	Other Information
Not applicable
Part III	Item 10	Directors and Executive Officers of the Registrant	*
	Item 11	Executive Compensation	*
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
	Item 13	Certain Relationships and Related Transactions	*
	Item 14	Principal Accountant Fees and Services	*
Part IV	Item 15	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements (See Item 8 for reference).
(2) Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable.
(3) Exhibits have been filed separately with the Commission and are available upon written request.

*	Information called for by Part III is incorporated herein by reference to portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders, as follows:

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

BUSINESS

General

FNB Corp. is a bank holding company incorporated under the laws of the State of North Carolina in 1984. On July 2, 1985, through an exchange of stock, FNB Corp. acquired a wholly owned bank subsidiary, First National Bank and Trust Company (“First National Bank”), a national banking association founded in 1907. First National Bank has an operating subsidiary, First National Investor Services, Inc. On November 4, 2005, FNB Corp. acquired, through its merger with United Financial, Inc. (“United Financial”), another wholly owned bank subsidiary, Alamance Bank (“Alamance Bank”), a North Carolina-chartered bank organized in 1998 as a national bank. Alamance Bank was merged into First National Bank effective February 1, 2006. Alamance Bank owned Premier Investment Services, Inc., which offers insurance and investment products and is now a subsidiary of First National Bank. FNB Corp. also owns a mortgage banking subsidiary, Dover Mortgage Company (“Dover”), and is parent to FNB United Statutory Trust I. FNB Corp. and its subsidiaries are collectively referred to as the “Corporation”.

First National Bank, which is a full-service bank, currently conducts all of its operations in Alamance, Chatham, Guilford, Montgomery, Moore, Orange, Randolph, Richmond, Rowan and Scotland counties in central North Carolina. First National Bank has three offices, including the headquarters office, in Asheboro and additional community offices in Archdale (two offices), Biscoe, Burlington, China Grove, Ellerbe, Graham, Greensboro (two offices), Hillsborough, Kannapolis, Laurinburg, Pinehurst, Ramseur, Randleman, Rockingham (two offices), Salisbury, Seagrove, Siler City, Southern Pines and Trinity. Some of the major banking services offered include regular checking accounts, interest checking accounts (including package account versions that offer a variety of products and services), money market accounts, savings accounts, certificates of deposit, individual retirement accounts, debit cards, credit cards and loans, both secured and unsecured, for business, agricultural and personal use. Other services offered include internet banking, cash management, investment management and trust services. First National Bank also has automated teller machines and is a member of Plus, a national automated teller machine network, and Star, a regional network.

First National Investor Services, Inc., which does business as Marketplace Finance, is engaged in servicing loans purchased by First National Bank from automobile dealers.

Acquired by FNB Corp. on April 1, 2003 and operating as a separate subsidiary, Dover Mortgage Company originates, underwrites and closes mortgage loans for sale into the secondary market. Dover has its main office in Charlotte, North Carolina and additional loan production offices in Carolina Beach, Goldsboro, Greenville, Lake Norman, Leland, Raleigh and Wilmington, North Carolina. Mortgage production is sold on a service-released basis to a number of national lenders who in turn service the loans. Subject to a maximum total payment, Dover shareholders will be entitled to additional cash consideration over the four-year period following closing, based on a percentage of Dover’s pretax net income during that four-year period. Any additional cash consideration paid to Dover shareholders will be recorded as an adjustment to goodwill. The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Dover were recorded based on a preliminary estimate of fair values as of April 1, 2003, subject to possible adjustment during the one-year period from that date. There were no adjustments to the estimate of fair values during that one-year period. The consolidated financial statements include the results of operations of Dover since April 1, 2003.

As noted above, on November 4, 2005, the Corporation completed a merger for the acquisition of United Financial, Inc., holding company for Alamance Bank, headquartered in Graham, North Carolina. The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Alamance Bank were recorded based on estimated fair values as of November 4, 2005, with the estimate of goodwill subject to possible adjustment during the one-year period from that date. The consolidated financial statements include the results of operations of Alamance Bank since November 4, 2005.

On September 18, 2005, FNB Corp. entered into a definitive merger agreement to acquire Integrity Financial Corporation (“Integrity”), headquartered in Hickory, North Carolina and the holding company for First Gaston Bank of North Carolina. Integrity’s second subsidiary bank, Catawba Valley Bank, was merged into First Gaston Bank effective January 5, 2006. First Gaston Bank is expected to merge into First National Bank as soon as practicable following the merger of Integrity into FNB Corp. The merger of Integrity into FNB Corp. will be accounted for using the purchase method of accounting for business combinations and is subject to several conditions, including approval by the shareholders of Integrity and FNB Corp. and approval by applicable regulatory authorities. The transaction is also conditioned upon the FNB Corp. shareholders’ approving an amendment to FNB Corp.’s articles of incorporation to increase the amount of authorized shares of FNB Corp. common stock. Special shareholders’ meetings to approve the merger and, in the case of FNB Corp., to approve an increase in the amount of authorized shares of FNB Corp. common stock, have been called to be held on March 15, 2006. Upon satisfaction of these conditions, the merger of the holding companies is anticipated to close early in the second quarter of 2006. Integrity shareholders will receive 0.8743 shares of FNB Corp. common stock and $5.20 in cash for each share of Integrity common stock. At September 30, 2005, Integrity operated 12 offices through Catawba Valley Bank and five offices through First Gaston Bank and had approximately $666 million in total assets, $546 million in deposits and $67 million in shareholders’ equity. In connection with the merger, it is expected that the Integrity shareholders will receive approximately 4,591,918 shares of FNB Corp. common stock with an estimated fair value of $92 million and cash consideration amounting to approximately $27 million. The resulting goodwill is estimated to be approximately $76 million.

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

In November 2004, First National Bank received regulatory approval for the establishment of a second branch office in Greensboro, North Carolina. The new office opened for business in January 2006.

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

In 2004, Dover Mortgage Company opened new mortgage production offices in North Carolina at Carolina Beach in April and at Leland in November.

In November 2005, FNB Corp. formed FNB United Statutory Trust I to facilitate the issuance of trust preferred securities. The trust is a statutory business trust formed under the laws of the State of Connecticut. All common securities of the trust are owned by FNB Corp.

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

Competition

The banking industry within First National Bank’s marketing area is extremely competitive. First National Bank faces direct competition in Alamance, Chatham, Guilford, Montgomery, Moore, Orange, Randolph,

Richmond, Rowan and Scotland counties from approximately 90 different financial institutions, including commercial banks, savings institutions and credit unions. Although no one of these entities is dominant, First National Bank considers itself to be one of the significant financial institutions in the area in terms of total assets and deposits. Further competition is provided by banks located in adjoining counties, as well as other types of financial institutions such as insurance companies, finance companies, pension funds and brokerage houses and other money funds. The principal methods of competing in the commercial banking industry are improving customer service through the quality and range of services provided, improving cost efficiencies and pricing services competitively.

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

General

As a bank holding company, FNB Corp. is subject to regulation under the Bank Holding Company Act of 1956, as amended, and to inspection, examination and supervision by the Federal Reserve Board. Under the Bank Holding Company Act, bank holding companies, such as FNB Corp., that have not elected to become financial holding companies under the Gramm-Leach-Bliley Act generally may not acquire ownership or control of more than 5% of the voting shares or substantially all the assets of any company, including a bank, without the Federal Reserve Board’s prior approval. With limited exceptions, bank holding companies may engage only in the business of banking or managing or controlling banks or furnishing services to or performing services for their subsidiary banks. A significant exception is that a bank holding company may own shares in a company whose activities the Federal Reserve Board has determined to be closely related to banking or managing or controlling banks.

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

FNB Corp. acquired Alamance Bank, a North Carolina-chartered bank, on November 4, 2005 through its merger with United Financial, Inc. Alamance Bank merged with and into First National Bank on February 1, 2006. Prior to the bank merger, Alamance Bank was regulated by the North Carolina Commissioner of Banks.

FNB Corp.’s subsidiary, Dover Mortgage Company, is regulated by the North Carolina Commissioner of Banks. Because Dover is a nonbank subsidiary of a bank holding company, it is also regulated by the Federal Reserve Board. Also, because Dover underwrites mortgages guaranteed by the government, it is subject to other audits and examinations as required by the government agencies or the investors who purchase the mortgages.

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

Any capital loans by a bank holding company to any of its bank subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such bank subsidiaries. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Transactions with Affiliates

There are certain restrictions on the ability of FNB Corp. and certain of its nonbank affiliates to borrow from, and engage in other transactions with, its bank subsidiary and on the ability of its bank subsidiary to pay dividends to FNB Corp. In general, these restrictions require that any extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of FNB Corp. or a nonbank affiliate, to 10% of the lending bank’s capital stock and surplus, and, as to FNB Corp. and all such nonbank affiliates in the aggregate, to 20% of such lending bank’s capital stock and surplus. These restrictions, other than the 10% of capital limit on covered transactions with any one affiliate, are also applied to transactions between national banks and their financial subsidiaries. In addition, certain transactions with affiliates must be on terms and conditions, including credit standards, that are substantially the same, or at least as favorable to the institution, as those prevailing at the time for comparable transactions involving other nonaffiliated companies or, in the absence of comparable transactions, on terms and conditions, including credit standards, that in good faith would be offered to, or would apply to, nonaffiliated companies.

Unsafe and Unsound Practices

The OCC has authority under the Financial Institutions Advisory Act to prohibit national banks from engaging in any activity that, in the OCC’s opinion, constitutes an unsafe or unsound practice in conducting their businesses. The Federal Reserve Board has similar authority with respect to FNB Corp. and its nonbank subsidiaries.

Capital Requirements

FNB Corp. and First National Bank are required to comply with federal regulations on capital adequacy. There are two measures of capital adequacy: a risk-based measure and a leverage measure. All capital standards must be satisfied for an institution to be considered in compliance. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. For additional information, see “Capital Adequacy” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Dividend Restrictions

FNB Corp. is a legal entity separate and distinct from its bank and other subsidiaries. Because the principal source of FNB Corp.’s revenues is dividends from the subsidiary bank, the ability of FNB Corp. to pay dividends to its shareholders and to pay service on its own debt depends largely upon the amount of dividends its subsidiaries may pay to FNB Corp. There are statutory and regulatory limitations on the payment of dividends by First National Bank to FNB Corp., as well as by FNB Corp. to its shareholders.

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

FNB Corp. and First National Bank are also subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. If, in the opinion of the appropriate federal regulatory authority, a bank under its jurisdiction is engaged in or is about to be engaged in an unsafe or unsound practice, the authority may require that the bank cease and desist from such practice. The Federal Reserve Board, the OCC and the FDIC have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDICIA, an insured bank may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Further, the Federal Reserve Board, OCC and FDIC have each indicated that banking institutions should generally pay dividends only out of current operating earnings.

FDIC Insurance Assessments

The deposits of First National Bank are insured up to regulatory limits by the FDIC. Accordingly, First National Bank is subject to deposit insurance assessments to maintain the Bank Insurance Fund, or BIF, or the Savings Association Insurance Fund, or SAIF, administered by the FDIC. The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Under this system, the FDIC places each insured bank in one of nine risk categories based on (1) the bank’s capitalization and (2) supervisory evaluations provided to the FDIC by the institution’s primary supervisory authority. Each insured bank’s insurance assessment rate is then determined by the risk category in which it is classified by the FDIC.

The annual insurance premiums on bank deposits insured by the BIF and the SAIF vary between $0.00 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $0.27 per $100 of deposits for banks classified in the lowest capital and supervisory categories.

The Deposit Insurance Funds Act provides for additional assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF and the SAIF to pay for the cost of Financing Corporation funding. The FDIC established these assessment rates effective January 1, 2006 at $0.0132 per $100 annually for BIF-assessable deposits and SAIF-assessable deposits. The assessments do not vary depending upon a depository institution’s capitalization or supervisory evaluations.

Under the Federal Deposit Insurance Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a bank’s federal regulatory agency.

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

The CRA requires the appropriate federal bank regulatory agency, in connection with its examination of the bank, to assess the bank’s record in meeting the credit needs of the community served by the bank, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Should the Corporation fail to serve the community adequately, potential penalties are regulatory denials to expand branches, relocate, add subsidiaries and affiliates, expand into new financial activities and merge with or purchase other financial institutions.

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

Depositor Preference Statute

Under federal law, depositors and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the “liquidation or other resolution” of such an institution by any receiver.

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act allows bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in the securities and insurance businesses. Under the Gramm-Leach-Bliley Act, a bank holding company that elects to become a financial holding company may engage in any activity that is financial in nature, is incidental to financial activity or complements financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Activities cited by the law as being “financial in nature” include securities underwriting, dealing in securities and market making, insurance underwriting and agency, providing financial, investment or economic advisory services, and activities that the Federal Reserve Board has determined to be closely related to banking. FNB Corp. has not elected to become a financial holding company.

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

Sarbanes-Oxley Act of 2002

The President signed into law the Sarbanes-Oxley Act of 2002, which addresses, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. The act is intended to allow shareholders to monitor more easily and efficiently the performance of public companies and their directors.

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

Employees

As of December 31, 2005, FNB Corp. had four officers, all of whom were also officers of First National Bank. On that same date, First National Bank had 261 full-time employees and 30 part-time employees, Alamance Bank had 37 full-time employees and 4 part-time employees, and Dover had 48 full-time employees and 3 part-time employees. Each subsidiary considers its relationship with its employees to be excellent. The Corporation provides employee benefit programs, including a noncontributory defined benefit pension plan, matching retirement/savings (401(k)) plan, group life, health and dental insurance, paid vacations, sick leave, and health care and life insurance benefits for retired employees.

Properties

The main offices of First National Bank and the principal executive offices of FNB Corp. are located in an office building at 101 Sunset Avenue, Asheboro, North Carolina. The premises contain approximately 36,500 square feet of office space. First National Bank also has other community offices in Asheboro (two offices), Archdale (two offices), Biscoe, Burlington, China Grove, Ellerbe, Graham, Greensboro (two offices), Hillsborough, Kannapolis, Laurinburg, Pinehurst, Ramseur, Randleman, Rockingham (two offices), Salisbury, Seagrove, Siler City, Southern Pines and Trinity, North Carolina. The Bush Hill office in Archdale, the Friendly Center office in Greensboro and the Pinehurst office are leased facilities. The land on which the New Garden office in Greensboro and the Seagrove office are situated is also under a lease.

The main offices of Dover are located in Charlotte, North Carolina. Dover also has loan production offices in Carolina Beach, Goldsboro, Greenville, Lake Norman, Leland, Raleigh and Wilmington, North Carolina. All of the Dover facilities are leased.

Risk Factors

There is a Limited Market for FNB Common Stock

Although FNB Corp. common stock is traded on the Nasdaq National Market, the volume of trading has historically been low, averaging only a few thousand shares per week. Therefore, there can be no assurance that a holder of FNB Corp. common stock who wishes to sell his or her shares would be able to do so immediately or at an acceptable price.

Certain Provisions of FNB Corp.’s Articles of Incorporation and Bylaws May Discourage Takeovers

FNB Corp.’s articles of incorporation and bylaws contain certain anti-takeover provisions that may discourage or may make more difficult or expensive a tender offer, change in control or takeover attempt that is opposed by FNB Corp.’s board of directors. In particular, FNB Corp.’s articles of incorporation and bylaws:

•	classify its board of directors into three classes, so that shareholders elect only one-third of its board of directors each year.

•	permits FNB Corp.’s board of directors to issue, without shareholder approval unless otherwise required by law, nonvoting preferred stock with such terms as the board may determine, and

•	require the affirmative vote of the holders of at least 75% of FNB Corp.’s voting shares to approve major corporate transactions unless the transaction is approved by three-fourths of FNB Corp.’s “disinterested” directors.

These provisions of FNB Corp.’s articles of incorporation and bylaws could discourage potential acquisition proposals and could delay or prevent a change in control, even though a majority of FNB Corp.’s shareholders may consider such proposal desirable. Such provisions could also make it more difficult for third parties to remove and replace the members of FNB Corp.’s board of directors. They may also inhibit increases in the trading price of FNB Corp.’s common stock that could result from takeover attempts.

FNB CORP. AND SUBSIDIARIES

FIVE YEAR FINANCIAL HISTORY

	2005	2004	2003	2002	2001
	(dollars in thousands, except per share data)
Summary of Operations
Interest income	$54,415	$40,436	$40,158	$39,452	$41,260
Interest expense	20,050	12,402	13,144	14,114	20,492

Net interest income	34,365	28,034	27,014	25,338	20,768
Provision for loan losses	2,842	4,030	1,860	1,780	1,200

Net interest income after provision for loan losses	31,523	24,004	25,154	23,558	19,568
Noninterest income	14,926	13,673	13,600	8,268	5,900
Noninterest expense	31,678	28,755	27,159	20,140	16,077

Income before income taxes	14,771	8,922	11,595	11,686	9,391
Income taxes	4,834	2,324	3,195	3,486	2,663

Net income	$9,937	$6,598	$8,400	$8,200	$6,728

Per Share Data
Net income:
Basic	$1.73	$1.17	$1.50	$1.63	$1.35
Diluted	1.69	1.13	1.43	1.58	1.32
Cash dividends declared	.62	.60	.59	.58	.53
Book value	16.06	14.66	14.32	13.49	11.74

Balance Sheet Information
Total assets	$1,102,085	$862,891	$773,245	$754,370	$593,742
Investment securities	159,806	125,143	144,259	153,857	163,150
Loans	812,666	664,754	551,913	502,342	391,632
Goodwill	31,381	16,335	16,325	12,601	—
Deposits	841,609	659,544	597,925	592,354	480,230
Borrowed funds	146,567	113,647	86,721	81,815	50,812
Shareholders’ equity	102,315	82,147	81,458	73,090	55,907

Ratios (Averages)
Return on assets	1.06%	.80%	1.07%	1.25%	1.15%
Return on shareholders’ equity	11.25	8.00	10.66	12.82	11.63
Shareholders’ equity to assets	9.46	9.99	10.00	9.75	9.93
Dividend payout ratio	36.32	51.36	39.54	36.05	38.91
Loans to deposits	99.26	98.03	92.36	82.00	81.71
Net yield on earning assets, taxable equivalent basis	4.16	3.89	3.94	4.40	4.03

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

Alamance Bank, acquired through merger with United Financial, Inc. as discussed below in the “Overview—Merger Acquisition of Alamance Bank in 2005”, was merged into First National Bank on February 1, 2006 and, for purposes of this discussion and analysis, is considered a part of First National Bank in 2005.

Overview

Description of Operations

FNB Corp. is a bank holding company with a full-service subsidiary bank, First National Bank, that offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers. First National Bank has offices in Alamance, Chatham, Guilford, Montgomery, Moore, Orange, Randolph, Richmond, Rowan and Scotland counties in North Carolina.

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

Merger Acquisition of Alamance Bank in 2005

On November 4, 2005, the Corporation completed a merger for the acquisition of United Financial, Inc. (“United”), holding company for Alamance Bank, headquartered in Graham, North Carolina. At the date of merger, Alamance Bank operated three offices and, based on estimated fair values, had $163,858,000 in total assets, $96,624,000 in loans and $112,961,000 in deposits. On February 1, 2006, Alamance Bank was merged into First National Bank. Pursuant to the terms of the merger, each share of United common stock was converted, at the election of the shareholder, into either: (1) $14.25 in cash, (2) 0.6828 shares of FNB Corp. common stock, or (3) $4.99 in cash and 0.4438 shares of FNB Corp. common stock, the overall conversion of stock being limited to 65% of United shares. The aggregate purchase price was $22,708,000, consisting of $8,201,000 of cash payments and 728,625 shares of FNB Corp. common stock valued at $14,507,000. The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Alamance Bank were recorded based on estimated fair values as of November 4, 2005, with the estimate of goodwill being subject to possible adjustment during the one-year period from that date. The consolidated financial statements include the results of operations of Alamance Bank since November 4, 2005.

Pending Merger for Acquisition of Integrity Financial Corporation

On September 18, 2005, the Corporation entered into a definitive merger agreement to acquire Integrity Financial Corporation (“Integrity”), headquartered in Hickory, North Carolina and the holding company for First Gaston Bank of North Carolina. Integrity’s second subsidiary bank, Catawba Valley Bank was merged into First Gaston Bank effective January 5, 2006. As soon as practicable following the merger of the holding companies, First Gaston Bank will be merged with and into First National Bank. The merger of the holding companies will be accounted for using the purchase method of accounting for business combinations and is subject to several conditions, including approval by the shareholders of Integrity and FNB Corp., which vote is scheduled to occur on March 15, 2006, and approval by applicable regulatory authorities. Upon satisfaction of these conditions, the merger of the holding companies is anticipated to close early in the second quarter of 2006. Integrity shareholders will receive 0.8743 shares of FNB Corp. common stock and $5.20 in cash for each share of Integrity common stock. At September 30, 2005, Integrity operated twelve offices through Catawba Valley Bank and five offices through First Gaston Bank and had approximately $666,000,000 in total assets, $546,000,000 in deposits and $67,000,000 in shareholders’ equity. In connection with the merger, it is expected that the Integrity shareholders will receive approximately 4,592,000 shares of FNB Corp. common stock with an estimated fair value of $92,000,000 and cash consideration amounting to approximately $27,000,000. The resulting goodwill is estimated to be approximately $76,000,000.

Primary Financial Data for 2005

The Corporation earned $9,937,000 in 2005, a 50.6% increase in net income from 2004. Basic earnings per share increased from $1.17 in 2004 to $1.73 in 2005 and diluted earnings per share increased from $1.13 to $1.69, for percentage increases of 47.9% and 49.6%, respectively. As noted above, Alamance Bank was acquired through merger effective November 4, 2005, impacting both net income and the calculation of earnings per share since the acquisition date and also the comparability of operating results on a year-to-date basis between 2005 and 2004 (see Note 19 to the Consolidated Financial Statements for business segment information and also below in “Significant Factors Affecting Earnings in 2005”). Largely reflecting the Alamance Bank acquisition, which added $163,168,000 or approximately 17.5% to total assets at the time of acquisition, total assets were $1,102,085,000 at December 31, 2005, up 27.7% from year-end 2004. Loans amounted to $812,666,000 at December 31, 2005, increasing 22.3% from the prior year. Total deposits grew 27.6% to $841,609,000 in 2005.

Significant Factors Affecting Earnings in 2005

Because Alamance Bank was acquired late in the year on November 4, 2005 and on a comparative basis was not significant in size relative to the existing operation at the time of acquisition, there was no substantial effect from this acquisition on either net income or on the income statement amounts recorded in the consolidated financial statements for 2005.

As a point of reference in reviewing the 2005 results, earnings were negatively impacted in 2004 by a $2,170,000 increase in the provision for loan losses, largely as a result of the $2,780,000 provision recorded in the 2004 second quarter which exceeded the 2003 second quarter provision by $1,950,000. Actual loan charge-offs in the 2004 second quarter amounted to $2,574,000. The determination of the second quarter provision for loan losses took into account the actual charge-offs, the significant growth in loans held for investment during the second quarter, and the level of nonperforming loans, which increased to $7,026,000 at June 30, 2004 compared to $5,725,000 at March 31, 2004. Nonperforming loans amounted to $5,227,000 at December 31, 2004 and $6,046,000 at December 31, 2005.

In 2005, the provision for loan losses was below the level of 2004 by $1,188,000. There was a negative effect on the provision for loan losses in 2005, however, due to the adoption in the second quarter of 2005 of new regulatory guidance on the accounting for courtesy overdraft programs which resulted in a $324,000 provision increase in that quarter. As a result of this same regulatory guidance, however, the effect of this initial provision increase was partially offset by a $156,000 increase in income from service charges on deposit accounts. In periods subsequent to the second quarter of 2005, the regulatory guidance on accounting for courtesy overdraft programs will have a continuing effect on the results of operations by increasing the level of both the provision for loan losses and income from service charges on deposit accounts, although these effects should tend to be offsetting with only a minor impact on net income. The total increase in the provision for loan losses in 2005 due to the new regulatory guidance was $712,000.

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

Prior to mid-2004, earnings had been affected for an extended period by historically low interest rates produced by the Federal Reserve’s stimulative monetary policy. Commencing June 29, 2004, however, the Federal Reserve implemented a tightening policy that has resulted in thirteen one-quarter percent increases in the prime rate, bringing it to a level of 7.25% at December 31, 2005. These increases are working to improve the yield on earning assets, although the cost of funds is being impacted by the general increase in interest rates. Net interest income increased $6,331,000 or 22.6% in 2005 compared to 2004, reflecting the effect of a 13.2% increase in the level of average earning assets coupled with an increase in the net interest margin, stated on a taxable equivalent basis, from 3.89% in 2004 to 4.16% in 2005.

The comparison of noninterest income between 2005 and 2004, which increased $1,253,000 or 9.2%, was specifically affected by the following factors:

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

Noninterest expense increased $2,923,000 or 10.2% in 2005 compared to 2004. This increase resulted primarily from a higher level of compensation expense, due in part to increased incentive compensation, the higher level of mortgage loan sales activity and the acquisition of Alamance Bank on November 4, 2005 as discussed above.

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

Earnings Review

The Corporation’s net income increased $3,339,000 in 2005, up 50.6% over 2004, largely reflecting the significant increase in net interest income. Earnings were positively impacted in 2005 by increases of $6,331,000 or 22.6% in net interest income and $1,253,000 in noninterest income and by a $1,188,000 reduction in the provision for loan losses, which gains were partially offset by a $2,923,000 increase in noninterest expense. Certain factors specifically affecting the elements of income and expense and the comparability of operating results on a year-to-date basis between 2005 and 2004 are discussed in the “Overview—Significant Factors Affecting Earnings in 2005”.

The Corporation’s net income decreased $1,802,000 in 2004, down 21.5% from 2003, largely reflecting the $2,170,000 increase in the provision for loan losses. Earnings were positively impacted in 2004 by increases of $1,020,000 or 3.8% in net interest income and $73,000 in noninterest income, which gains were more than offset by a $1,596,000 increase in noninterest expense. Certain factors specifically affecting the elements of income and expense and the comparability of operating results on a year-to-date basis between 2004 and 2003 are discussed in the “Overview—Significant Factors Affecting Earnings in 2005”. In addition to the factors discussed in the “Overview” affecting income from mortgage loan sales, it should be noted that such income declined $858,000 in 2004 compared to 2003, reflecting in part the negative impact in 2004 from the increase in conforming mortgage rates from the historical lows that prevailed through most of 2003 and especially by the resulting slowdown in mortgage refinancing activity. The effect of the decline in income from mortgage loan sales was somewhat offset, however, by the reduction in compensation and other expenses related to the mortgage operations.

Return on average assets decreased from 1.07% in 2003 to 0.80% in 2004 and increased to 1.06% in 2005. Return on average shareholders’ equity decreased from 10.66% in 2003 to 8.00% in 2004 and increased to 11.25% in 2005. In 2005, return on tangible assets and equity (calculated by deducting average goodwill and core deposit premiums from average assets and from average equity) amounted to 1.09% and 14.36%, respectively.

Net Interest Income

Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

Net interest income was $34,365,000 in 2005 compared to $28,034,000 in 2004. The increase of $6,331,000 or 22.6% resulted primarily from a 13.2% increase in the level of average earning assets coupled with an improvement in the net yield on earning assets, or net interest margin, from 3.89% in 2004 to 4.16% in 2005. In 2004, the increase of $1,020,000 or 3.8% resulted primarily from a 4.5% increase in the level of average earning assets, the effect of which was partially offset by a decline in the net yield on earning assets, or net interest margin, from 3.94% in 2003 to 3.89% in 2004. On a taxable equivalent basis, the increases in net interest income in 2005 and 2004 were $6,220,000 and $907,000, respectively, reflecting changes in the relative mix of taxable and non-taxable earning assets in each year.

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

Table 1

Average Balances and Net Interest Income Analysis

	2005			2004			2003
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(taxable equivalent basis, dollars in thousands)
EARNING ASSETS
Loans (1) (2)	$711,431	$48,718	6.85%	$612,217	$35,308	5.77%	$549,234	$33,351	6.07%
Investment securities (1):
Taxable income	85,082	3,860	4.54	81,253	3,556	4.38	105,617	5,397	5.11
Non-taxable income	44,731	2,595	5.80	47,630	2,725	5.72	41,452	2,555	6.16
Other earning assets	13,129	445	3.39	13,602	161	1.19	25,610	282	1.10

Total earning assets	854,373	55,618	6.51	754,702	41,750	5.53	721,913	41,585	5.76

Cash and due from banks	18,642			16,945			17,337
Goodwill	18,857			16,332			15,403
Other assets, net	42,035			37,211			33,698

TOTAL ASSETS	$933,907			$825,190			$788,351

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Demand deposits	$97,623	733.75		$89,827	362.40		$85,039	421.50
Savings deposits	51,483	165.32		54,298	168.31		51,586	279.54
Money market deposits	75,948	1,504	1.98	75,824	798	1.05	74,881	838	1.12
Certificates and other time deposits	407,303	12,917	3.17	329,812	7,646	2.32	319,581	8,062	2.52
Retail repurchase agreements	17,770	503	2.83	15,890	158.99		18,786	160.85
Federal Home Loan Bank advances	71,152	2,766	3.89	69,490	2,546	3.66	53,240	2,321	4.36
Federal funds purchased	342	9	2.53	4,181	71	1.70	515	7	1.39
Other borrowed funds	31,044	1,453	4.68	22,306	653	2.93	35,044	1,056	3.01

Total interest-bearing liabilities	752,665	20,050	2.66	661,628	12,402	1.87	638,672	13,144	2.06

Noninterest-bearing demand deposits	84,393			74,741			63,608
Other liabilities	8,481			6,389			7,254
Shareholders’ equity	88,368			82,432			78,817

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$933,907			$825,190			$788,351

NET INTEREST INCOME AND SPREAD		$35,568	3.84%		$29,348	3.66%		$28,441	3.70%

NET YIELD ON EARNING ASSETS			4.16%			3.89%			3.94%

(1)	Interest income and yields related to certain investment securities and loans exempt from both federal and state income tax or from state income tax alone are stated on a fully taxable equivalent basis, assuming a 34% federal tax rate and applicable state tax rate, reduced by the nondeductible portion of interest expense.
(2)	Nonaccrual loans are included in the average loan balance. Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.

Changes in the net interest margin and net interest spread tend to correlate with movements in the prime rate of interest. There are variations, however, in the degree and timing of rate changes, compared to prime, for the different types of earning assets and interest-bearing liabilities.

Following the significant declines in 2001, interest rates tended to stabilize, until mid-2004, in a generally low-rate environment for rates both earned and paid by the Corporation. After reductions in the prime rate totaling 4.75% in 2001, there were additional rate cuts of .50% in November 2002 and .25% in June 2003, resulting in the prime rate of 4.00% that was effective through June 30, 2004. Due to concern about increasing inflationary pressures, the Federal Reserve took action to raise the level of interest rates at the end of June 2004, causing the prime rate to increase to 4.25% in July 2004. Four additional rate increases of 25 basis points each during the second six months of 2004 and eight more such rate increases in 2005 have raised the prime rate to the 7.25% level at December 31, 2005. The prime rate averaged 6.99% in 2001, falling to 4.67% in 2002 and 4.12% in 2003 and rising to 4.33% in 2004 and 6.15% in 2005.

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

In 2005, the net interest spread increased by 18 basis points from 3.66% in 2004 to 3.84% in 2005, reflecting the effect of an increase in the average total yield on earning assets that more than offset the increase in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets increased by 98 basis points from 5.53% in 2004 to 6.51% in 2005, while the cost of funds increased by 79 basis points from 1.87% to 2.66%. In 2004, the 4 basis points decrease in net interest spread resulted from a 23 basis points decrease in the yield on earning assets as partially offset by a 19 basis points decrease in the cost of funds.

The 2005 and 2004 changes in net interest income on a taxable equivalent basis, as measured by volume and rate variances, are analyzed in Table 2. Volume refers to the average dollar level of earning assets and interest-bearing liabilities.

Table 2

Volume and Rate Variance Analysis

	2005 Versus 2004			2004 Versus 2003
	Variance due to (1)			Variance due to (1)
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(taxable equivalent basis, in thousands)
Interest Income
Loans (2)	$6,223	$7,187	$13,410	$3,677	$(1,720)	$1,957
Investment securities (2):
Taxable income	171	133	304	(1,137)	(704)	(1,841)
Non-taxable income	(168)	38	(130)	362	(192)	170
Other earning assets	(6)	290	284	(142)	21	(121)

Total interest income	6,220	7,648	13,868	2,760	(2,595)	165

Interest Expense
Interest-bearing deposits:
Demand deposits	33	338	371	25	(84)	(59)
Savings deposits	(9)	6	(3)	14	(125)	(111)
Money market deposits	1	705	706	11	(51)	(40)
Certificates and other time deposits	2,060	3,211	5,271	249	(665)	(416)
Retail repurchase agreements	21	324	345	(26)	24	(2)
Federal Home Loan Bank advances	61	159	220	636	(411)	225
Federal funds purchased	(86)	24	(62)	62	2	64
Other borrowed funds	317	483	800	(376)	(27)	(403)

Total interest expense	2,398	5,250	7,648	595	(1,337)	(742)

Net Interest Income	$3,822	$2,398	$6,220	$2,165	$(1,258)	$907

(1)	The mix variance, not separately stated, has been proportionally allocated to the volume and rate variances based on their absolute dollar amount.
(2)	Interest income related to certain investment securities and loans exempt from both federal and state income tax or from state income tax alone is stated on a fully taxable equivalent basis, assuming a 34% federal tax rate and applicable state tax rate, reduced by the nondeductible portion of interest expense.

Provision for Loan Losses

This provision is the charge against earnings to provide an allowance or reserve for probable losses inherent in the loan portfolio. The amount of each year’s charge is affected by several considerations including management’s evaluation of various risk factors in determining the adequacy of the allowance (see “Asset Quality”), actual loan loss experience and loan portfolio growth. Earnings were positively impacted in 2005 by a $1,188,000 reduction in the provision for loan losses and were negatively impacted in 2004 by a $2,170,000 increase in the provision. As discussed in the “Overview—Significant Factors Affecting Earnings in 2005”, the provision for loan losses was affected in 2005 by the adoption of new regulatory guidance on the accounting for courtesy overdraft programs which resulted in a $712,000 provision increase. Further effects from the adoption of the new regulatory guidance are discussed in the “Overview”.

The increase in the provision for loan losses in 2004 largely resulted from the $2,780,000 provision recorded in the 2004 second quarter which exceeded the 2003 second quarter provision by $1,950,000. Actual loan charge-offs in the 2004 second quarter amounted to $2,574,000. The determination of the second quarter provision for loan losses took into account the actual charge-offs, the significant growth in loans held for investment during the second quarter, and the level of nonperforming loans, which increased to $7,026,000 at June 30, 2004 compared to $5,725,000 at March 31, 2004. Nonperforming loans amounted to $5,227,000 at December 31, 2004 and $6,046,000 at December 31, 2005.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.25% at December 31, 2005, 1.12% at December 31, 2004 and 1.14% at December 31, 2003. The allowance percentage has increased based on the results from application of the allowance model that assigns reserves to various components of the loan portfolio in order to provide for probable inherent losses and also from the effect of the relative allowance level assigned to the loans of Alamance Bank, which was acquired on November 4, 2005 as discussed in the “Overview”.

Noninterest Income

Noninterest income increased $1,253,000 or 9.2% in 2005, due primarily to increases of $610,000 in income from mortgage loan sales and $638,000 in service charges on deposit accounts. Certain factors specifically related to these increases are discussed in the “Overview—Significant Factors Affecting Earnings in 2005”.

Noninterest income increased only $73,000 or 0.5% in 2004, due primarily to a decline of $858,000 in income from mortgage loan sales that substantially offset gains in other areas of noninterest income. The increase in service charges on deposit accounts was largely due to selected increases in service charge rates that became effective in 2004. Certain factors specifically affecting income from mortgage loan sales in 2004 are discussed in the “Overview—Significant Factors Affecting Earnings in 2005”. In addition to the factors discussed in the “Overview”, it should be noted that the decline in such income from 2003 to 2004 reflected in part the negative impact in 2004 from the increase in conforming mortgage rates from the historical lows that prevailed through most of 2003 and especially by the resulting slowdown in mortgage refinancing activity. The effect of the decline in income from mortgage loan sales was somewhat offset, however, by the reduction in compensation and other expenses related to the mortgage operations.

Noninterest Expense

Noninterest expense was $2,923,000 or 10.2% higher in 2005. This increase resulted primarily from a higher level of compensation expense, due in part to increased incentive compensation, the higher level of mortgage loan sales activity and the acquisition of Alamance Bank on November 4, 2005 as discussed in the “Overview”.

Noninterest expense was $1,596,000 or 5.9% higher in 2004, due primarily to the effect of the acquisition of Dover Mortgage Company on April 1, 2003 on this comparison. While the 2003 first quarter did not contain any noninterest expense attributable to Dover, such expense in the 2004 first quarter amounted to $861,000. While the level of mortgage loan sales activity tends to have an impact on compensation and other expenses related to the mortgage operations, the general level of personnel expense, despite the reduction in mortgage loan sales activity as discussed in “Noninterest Income”, has been affected in 2004 by increased staffing requirements, by normal salary adjustments and by higher costs of fringe benefits. The decrease in furniture and equipment expense was due mainly to the reduction in depreciation expense related to furniture and equipment that became fully depreciated in 2003. Other expense has been affected in 2004 by higher levels of advertising and marketing expenditures and by increased expenses related to credit administration and foreclosed properties.

Income Taxes

The effective income tax rate increased from 26.0% in 2004 to 32.7% in 2005 due principally to the significant increase in the ratio of taxable to tax-exempt income. Exclusive of the $173,000 reduction in income tax expense in 2003 for the change in the valuation allowance for state deferred income tax assets as a result of management’s judgment that these assets would be realized in future periods, the effective income tax rate decreased from 29.0% in 2003 to 26.0% in 2004 due principally to a decrease in the ratio of taxable to tax-exempt income.

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

Contractual Obligations

Under existing contractual obligations, the Corporation will be required to make payments in future periods. Table 3 presents aggregated information about the payments due under such contractual obligations at December 31, 2005. Transaction deposit accounts with indeterminate maturities have been classified as having payments due in one year or less. Benefit plan payments cover estimated amounts due through 2015.

Table 3

Contractual Obligations

	Payments Due by Period at December 31, 2005
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(dollars in thousands)
Deposits	$726,570	$103,723	$10,717	$599	$841,609
Retail repurchase agreements	21,338	—	—	—	21,338
Federal Home Loan Bank advances	5,964	5,183	21,143	53,935	86,225
Other borrowed funds	15,885	2,500	—	20,619	39,004
Lease obligations	365	507	413	3,544	4,829
Estimated benefit plan payments:
Pension	396	832	1,047	3,233	5,508
Other	85	207	321	874	1,487
Pension plan contribution expected in 2006	—	—	—	—	—

Total contractual cash obligations	$770,603	$112,952	$33,641	$82,804	$1,000,000

Commitments, Contingencies and Off-Balance Sheet Risk

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at December 31, 2005 are discussed below.

Commitments by First National Bank to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2005, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $195,712,000. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

First National Bank issues standby letters of credit whereby it guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to standby letters of credit was $7,767,000 at December 31, 2005 and $6,445,000 at December 31, 2004. Due to insignificance, the Corporation has recorded no liability at December 31, 2005 for the current carrying amount of the obligation to perform as a guarantor.

Dover Mortgage Company originates certain residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a residential mortgage loan with a potential borrower and the time the closed loan is sold, the Corporation is subject to variability in market prices related to these commitments. The Corporation believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate residential mortgage loans totaled $34,648,000 at December 31, 2005, and the related forward sales commitments totaled $34,648,000. Loans held for sale by Dover Mortgage Company totaled $16,282,000 at December 31, 2005, and the related forward sales commitments totaled $16,282,000.

First National Bank had loans held for sale of $1,333,000 at December 31, 2005. Binding commitments of First National Bank for the origination of mortgage loans intended to be held for sale at December 31, 2005 were not material.

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

The Corporation’s balance sheet was asset-sensitive at December 31, 2005. An asset-sensitive position means that, for cumulative gap measurement periods of one year or less, there are more assets than liabilities subject to immediate repricing as market rates change. Because immediately rate sensitive assets exceed rate sensitive interest-bearing liabilities, the earnings position could improve in a rising rate environment and could deteriorate in a declining rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

Table 4 presents information about the periods in which the interest-sensitive assets and liabilities at December 31, 2005 will either mature or be subject to repricing in accordance with market rates, and the resulting interest-sensitivity gaps. This table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of what the sensitivity will be on other dates. As a simplifying assumption concerning repricing behavior, 50% of the interest-bearing demand, savings and money market deposits are assumed to reprice immediately and 50% are assumed to reprice beyond one year.

Table 4

Interest Rate Sensitivity Analysis

	December 31, 2005
	Rate Maturity in Days			Beyond One Year	Total
	1-90	91-180	181-365
	(dollars in thousands)
Earning Assets
Loans	$506,933	$17,195	$31,112	$257,426	$812,666
Investment securities	13,421	2,693	3,423	140,269	159,806
Interest-bearing bank balances	2,310	—	—	—	2,310
Federal funds sold	20,180	—	—	—	20,180

Total earning assets	542,844	19,888	34,535	397,695	994,962

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	58,280	—	—	58,279	116,559
Savings deposits	25,382	—	—	25,381	50,763
Money market deposits	42,767	—	—	42,766	85,533
Time deposits of $100,000 or more	75,974	44,369	60,092	49,475	229,910
Other time deposits	63,168	46,134	82,456	66,621	258,379
Retail repurchase agreements	21,338	—	—	—	21,338
Federal Home Loan Bank advances	1,519	3,462	983	80,261	86,225
Other borrowed funds	—	15,885	—	23,119	39,004

Total interest-bearing liabilities	288,428	109,850	143,531	345,902	887,711

Interest Sensitivity Gap	$254,416	$(89,962)	$(108,996)	$51,793	$107,251

Cumulative gap	$254,416	$164,454	$55,458	$107,251	$107,251
Ratio of interest-sensitive assets to interest-sensitive liabilities	188%	18%	24%	115%	112%

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

Table 5 presents information about the contractual maturities, average interest rates and estimated fair values of financial instruments considered market risk sensitive at December 31, 2005.

Table 5

Market Risk Analysis of Financial Instruments

	Contractual Maturities at December 31, 2005
	2006	2007	2008	2009	2010	Beyond Five Years	Total	Average Interest Rate (1)	Estimated Fair Value
	(dollars in thousands)
Financial Assets
Debt Securities (2):
Fixed rate	$11,678	$7,654	$14,894	$10,144	$15,003	$91,356	$150,729	4.94%	$149,558
Variable rate	—	—	1,000	—	—	912	1,912	4.45%	1,915
Loans (3):
Fixed rate	76,542	36,160	49,744	41,024	34,358	44,446	282,274	7.31	277,411
Variable rate	202,387	60,066	96,905	47,960	47,315	75,759	530,392	7.34	528,736
Interest-bearing bank balances	—	—	—	—	—	—	2,310	4.09	2,310
Federal funds sold	—	—	—	—	—	—	20,180	4.23	20,180

Total	$223,417	$107,647	$92,099	$91,191	$112,613	$155,486	$783,853	6.89	$786,037

Financial Liabilities
Interest-bearing demand deposits	$—	$—	$—	$—	$—	$—	$116,559	1.16	$116,559
Savings deposits	—	—	—	—	—	—	50,763.31		50,763
Money market deposits	—	—	—	—	—	—	85,533	2.19	85,533
Time deposits:
Fixed rate	371,204	87,382	14,974	3,292	7,329	599	484,780	3.70	487,116
Variable rate	2,046	902	465	96	—	—	3,509	4.02	3,509
Retail repurchase agreements	—	—	—	—	—	—	21,338	3.68	21,338
Federal Home Loan Bank advances:
Fixed Rate	5,964	3,708	1,475	6,434	8,000	53,935	79,516	3.81	77,803
Variable Rate	—	—	—	6,709	—	—	6,709	5.83	6,709
Other borrowed funds	15,885	2,500	—	—	—	20,619	39,004	6.00	39,004

Total	$395,099	$93,680	$16,914	$16,531	$15,329	$75,153	$887,711	6.16	$888,334

(1)	The average interest rate related to debt securities is stated on a fully taxable equivalent basis, assuming a 35% federal income tax rate and applicable state income tax rate, reduced by the nondeductible portion of interest expense.
(2)	Debt securities are reported on the basis of amortized cost. Mortgage-backed securities which have monthly curtailments of principal are categorized by final maturity.
(3)	Nonaccrual loans are included in the balance of loans. The allowance for loan losses is excluded.

Capital Adequacy

Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders’ equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution’s ongoing trading activities. At December 31, 2005, FNB Corp. and First National Bank were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital. Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%. At December 31, 2005, FNB Corp. and First National Bank had total capital ratios of 11.46% and 11.20%, respectively, and Tier 1 capital ratios of 10.21% and 9.96%.

The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At December 31, 2005, FNB Corp. and First National Bank had leverage capital ratios of 8.81% and 8.26%, respectively.

First National Bank is also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, a bank must have a minimum ratio for total capital of 10.00%, for Tier 1 capital of 6.00% and for leverage capital of 5.00%. As noted above, First National Bank met all of those ratio requirements at December 31, 2005 and, accordingly, is well-capitalized under the regulatory framework for prompt corrective action.

Balance Sheet Review

The growth in total assets in 2005 largely reflected the acquisition of Alamance Bank on November 4, 2005, as discussed in the “Overview”. Significant estimated fair values initially recorded for Alamance Bank included total assets of $163,668,000, investment securities of $34,712,000, loans of $96,624,000, deposits of $112,961,000 and Federal Home Loan Bank advances of $21,866,000. Total assets increased $239,194,000 or 27.7% in 2005 and $89,646,000 or 11.6% in 2004. The average asset growth rates were 13.2% in 2005 and 4.7% in 2004. The corresponding average deposit growth rates were 14.8% and 5.0%.

Investment Securities

Investments are carried on the consolidated balance sheet at estimated fair value for available-for-sale securities and at amortized cost for held-to-maturity securities. Table 6 presents information, on the basis of selected maturities, about the composition of the investment securities portfolio for each of the last three years.

Table 6

Investment Securities Portfolio Analysis

	December 31
	2005			2004	2003
	Amortized Cost	Estimated Fair Value	Taxable Equivalent Yield (1)	Carrying Value	Carrying Value
	(dollars in thousands)
Available for Sale
U.S. Government agencies and corporations:
Within one year	$3,478	$3,430	2.78%	$1,262	$1,029
One to five years	17,217	16,895	4.07	13,078	5,340
Five to ten years	22,645	22,421	5.48	15,583	28,207
Over ten years	—	—	—	2,002	8,105

Total	43,340	42,746	4.70	31,925	42,681

Mortgage-backed securities	28,903	28,628	4.45	8,392	5,545

State, county and municipal:
Within one year	631	636	7.67	866	533
One to five years	4,032	4,114	7.61	4,038	4,219
Five to ten years	10,662	10,978	7.24	10,292	9,737
Over ten years	11,059	11,159	6.19	6,793	8,842

Total	26,384	26,887	6.89	21,989	23,331

Other debt securities:
One to five years	2,497	2,489	4.60	3,138	3,148
Over ten years	2,629	3,215	9.19	2,657	2,562

Total	5,126	5,704	6.95	5,795	5,710

Total debt securities	103,753	103,965	5.30	68,101	77,267
Equity securities	6,940	6,953		5,662	3,291

Total available-for-sale securities	$110,693	$110,918		$73,763	$80,558

Held to Maturity
U.S. Government agencies and corporations:
Within one year	$4,011	$3,998	2.33	$2,001	$4,055
One to five years	16,726	16,121	3.71	13,912	14,558
Five to ten years	—	—	—	7,000	15,063

Total	20,737	20,119	3.44	22,913	33,676

Mortgage-backed securities	3,190	3,116	5.10	1,270	501

State, county and municipal:
Within one year	2,059	2,045	2.19	2,151	2,197
One to five years	7,504	7,262	3.50	8,078	8,574
Five to ten years	7,244	7,024	5.34	7,307	6,927
Over ten years	6,154	5,971	6.20	7,661	9,826

Total	22,961	22,302	4.70	25,197	27,524

Other debt securities:
Within one year	1,000	995	2.30	—	—
One to five years	—	—	—	1,000	1,000
Five to ten years	1,000	976	4.70	1,000	1,000

Total	2,000	1,971	3.50	2,000	2,000

Total held-to-maturity securities	$48,888	$47,508	4.14	$51,380	$63,701

(1)	Yields are stated on a fully taxable equivalent basis, assuming a 35% federal income tax rate, which is expected to be the effective rate in 2006, and applicable state income tax rate, reduced by the nondeductible portion of interest expense.

Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. In 2005, there was a net increase of $34,663,000, or 27.7% in the level of investment securities, due largely to the addition of $34,712,000 in investment securities from the Alamance Bank acquisition on November 4, 2005, as discussed in the “Balance Sheet Review”. In 2004, when the growth in loans significantly exceeded that for total assets, there was a net decrease of $19,116,000 or 13.3% in the level of investment securities. Investable funds not otherwise utilized are temporarily invested on an overnight basis as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

Loans

The Corporation’s primary source of revenue and largest component of earning assets is the loan portfolio. In 2005, loans increased $147,912,000 or 22.3%, due largely to the addition of $96,624,000 in loans from the Alamance Bank acquisition on November 4, 2005, as discussed in the “Balance Sheet Review”. Excluding the amount of Alamance Bank loans initially added on November 4, 2005, loans increased $51,288,000 or 7.7% in 2005. In 2004, loans increased $112,841,000 or 20.4% due entirely to internal loan generation. Average loans increased $99,214,000 or 11.8% in 2005 and $62,983,000 or 11.5% in 2004. The ratio of average loans to average deposits increased from 98.0% in 2004 to 99.3% in 2005. The ratio of loans to deposits at December 31, 2005 was 96.6%.

Table 7 sets forth the major categories of loans for each of the last five years. The maturity distribution and interest rate sensitivity of selected loan categories at December 31, 2005 are presented in Table 8.

Table 7

Loan Portfolio Composition

	December 31
	2005		2004		2003		2002		2001
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Commercial and agricultural	$176,286	22.2	$196,846	30.1	$215,036	39.6	$198,085	39.6	$177,577	46.9
Real estate—construction	142,096	17.9	83,433	12.8	36,357	6.7	29,553	5.9	11,249	3.0
Real estate—mortgage:
1-4 family residential	231,071	29.1	197,855	30.3	184,881	34.0	188,764	37.8	146,347	38.6
Commercial and other	221,457	27.8	154,024	23.6	86,734	15.9	59,760	12.0	15,269	4.0
Consumer	24,141	3.0	20,899	3.2	19,973	3.7	21,550	4.3	20,978	5.5
Leases	—	—	49	—	365.1		1,843.4		7,376	2.0

Loans held for investment	795,051	100.0	653,106	100.0	543,346	100.0	499,555	100.0	378,796	100.0

Loans held for sale	17,615		11,648		8,567		2,787		12,836

Gross loans	$812,666		$664,754		$551,913		$502,342		$391,632

Table 8

Selected Loan Maturities

	December 31, 2005
	One Year or Less	One to Five Years	Over Five Years	Total
	(in thousands)
Commercial and agricultural	$61,338	$96,967	$17,981	$176,286
Real estate—construction	81,666	43,951	16,479	142,096

Total selected loans	$143,004	$140,918	$34,460	$318,382

Sensitivity to rate changes:
Fixed interest rates	$23,097	$48,095	$8,820	$80,012
Variable interest rates	119,907	92,823	25,640	238,370

Total	$143,004	$140,918	$34,460	$318,382

In 2005, loan growth through internal generation continued to be significant as in 2004 and 2003, following an extended period in which the level of the entire loan portfolio had been adversely impacted by the general slowdown of the economy. In particular, considering only growth through internal generation in both 2005 and 2004, the portfolios related to construction loans and commercial and other real estate loans experienced significant gains in each year, while the commercial and agricultural loan portfolio declined. The balance of the 1-4 family residential mortgage loan portfolio considered “held for investment” also experienced growth in both 2005 and 2004, due primarily to home equity lines of credit in 2004. In 2005, there was a modest decline in the balance of home equity lines of credit.

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

At December 31, 2005 and December 31, 2004, the Corporation did not have any loans considered impaired.

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

Earnings were negatively impacted in 2004 by a $2,170,000 increase in the provision for loan losses, largely as a result of the $2,780,000 provision recorded in the 2004 second quarter which exceeded the 2003 second quarter provision by $1,950,000. Actual loan charge-offs in the 2004 second quarter amounted to $2,574,000. The determination of the second quarter provision for loan losses took into account the actual charge-offs, the significant growth in loans held for investment during the second quarter, and the level of nonperforming loans, which increased to $7,026,000 at June 30, 2004 compared to $5,725,000 at March 31, 2004. Nonperforming loans amounted to $5,227,000 at December 31, 2004 and $6,046,000 at December 31, 2005.

Earnings were positively impacted in 2005 by a $1,188,000 reduction in the provision for loan losses. As discussed in the “Overview—Significant Factors Affecting Earnings in 2005”, the provision for loan losses was affected in 2005 by the adoption of new regulatory guidance on the accounting for courtesy overdraft programs which resulted in a $712,000 provision increase. Further effects from the adoption of the new regulatory guidance are discussed in the “Overview”.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.25% at December 31, 2005, 1.12% at December 31, 2004 and 1.14% at December 31, 2003. The allowance percentage has increased based on the results from application of the allowance model that assigns reserves to various components of the loan portfolio in order to provide for probable inherent losses and also from the effect of the relative allowance level assigned to the loans of Alamance Bank, which was acquired on November 4, 2005 as discussed in the “Overview”.

Management believes the allowance for loan losses of $9,945,000 at December 31, 2005 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment.

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

Table 9

Allowance for Loan Losses and Nonperforming Assets

	2005	2004	2003	2002	2001
	(dollars in thousands)
Allowance for Loan Losses
Balance at beginning of year	$7,293	$6,172	$6,109	$4,417	$4,352
Charge-offs:
Commercial and agricultural	747	2,007	1,165	502	152
Real estate—construction	—	—	133	—	—
Real estate—mortgage	449	943	244	101	10
Consumer (1)	1,420	211	332	538	395
Leases	—	106	26	243	702

Total charge-offs	2,616	3,267	1,900	1,384	1,259

Recoveries:
Commercial and agricultural	427	158	14	116	63
Real estate—construction	—	1	—	—	—
Real estate—mortgage	7	36	—	1	8
Consumer (1)	522	94	85	76	96
Leases	65	114	4	64	—

Total recoveries	1,021	403	103	257	167

Net loan charge-offs	1,595	2,864	1,797	1,127	1,092
Provision for loan losses (1)	2,842	4,030	1,860	1,780	1,200
Purchase accounting acquisition	1,405	—	—	1,039	—
Allowance adjustment for loans sold	—	(45)	—	—	(43)

Balance at end of year	$9,945	$7,293	$6,172	$6,109	$4,417

Nonperforming Assets, at end of year
Nonaccrual loans	$5,398	$3,952	$5,235	$4,944	$4,144
Accruing loans past due 90 days or more	648	1,275	758	1,268	609

Total nonperforming loans	6,046	5,227	5,993	6,212	4,753
Foreclosed assets	108	77	65	61	123
Other real estate owned	929	543	1,008	414	758

Total nonperforming assets	$7,083	$5,847	$7,066	$6,687	$5,634

Ratios
Net loan charge-offs to average loans	.22%	.47%	.33%	.26%	.28%
Net loan charge-offs to allowance for loan losses	16.03	39.27	29.12	18.45	24.72
Allowance for loan losses to loans held for investment	1.25	1.12	1.14	1.22	1.17
Total nonperforming loans to loans held for investment	.76	.80	1.10	1.24	1.25

(1)	Includes activity related to an overdraft protection program commencing in mid-2005.

Table 10

Allocation of Allowance For Loan Losses

	December 31
	2005	2004	2003	2002	2001
	(in thousands)
Commercial and agricultural	$3,165	$2,953	$3,440	$2,939	$1,590
Real estate—construction	1,939	1,015	118	128	15
Real estate—mortgage	3,892	2,401	1,395	1,539	776
Consumer	707	592	756	911	934
Leases	—	—	21	194	734
Unallocated	242	332	442	398	368

Total allowance for loan losses	$9,945	$7,293	$6,172	$6,109	$4,417

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

In 2005, deposits increased $182,065,000 or 27.6%, due largely to the addition of $112,961,000 in deposits from the Alamance Bank acquisition on November 4, 2005, as discussed in the “Balance Sheet Review”.

The level and mix of deposits has been specifically affected by the following factors, excluding the amount of Alamance Bank deposits initially added on November 4, 2005. Following an extended period in which balances had decreased due to interest rate declines, time deposits increased for the second consecutive year, adding $44,421,000 in 2005 due primarily to higher rates but also reflecting a modest increase in time deposits obtained from governmental units, these latter deposits amounting to $72,710,000, $67,260,000 and $49,605,000 at December 31, 2005, 2004 and 2003, respectively. Noninterest-bearing demand deposits and interest-bearing transactional deposits, including demand, savings and money market deposits, also grew in 2005, increasing $13,148,000 and $11,535,000, respectively. In 2004, deposits grew similarly with time deposits increasing $52,758,000 due in part to higher rates but also reflecting the acquisition of brokered time deposits and a greater increase in time deposits obtained from governmental units. Noninterest-bearing demand deposits and interest-bearing transactional deposits, including demand, savings and money market deposits, increased $4,739,000 and $4,122,000, respectively.

Table 11 shows the year-end and average deposit balances for the years 2005, 2004 and 2003 and the changes in 2005 and 2004.

Table 11

Analysis of Deposits

	2005			2004			2003
	Balance	Change from Prior Year		Balance	Change from Prior Year		Balance
		Amount	%		Amount	%
	(dollars in thousands)
Year-End Balances
Interest-bearing deposits:
Demand deposits	$116,559	$23,180	24.8	$93,379	$4,089	4.6	$89,290
Savings deposits	50,763	(2,403)	(4.5)	53,166	732	1.4	52,434
Money market deposits	85,533	12,110	16.5	73,423	(699)	(.9)	74,122

Total	252,855	32,887	15.0	219,968	4,122	1.9	215,846
Certificates and other time deposits	488,289	124,123	34.1	364,166	52,758	16.9	311,408

Total interest-bearing deposits	741,144	157,010	26.9	584,134	56,880	10.8	527,254
Noninterest-bearing demand deposits	100,465	25,055	33.2	75,410	4,739	6.7	70,671

Total deposits	$841,609	$182,065	27.6	$659,544	$61,619	10.3	$597,925

Average Balances
Interest-bearing deposits:
Demand deposits	$97,623	$7,796	8.7	$89,827	$4,788	5.6	$85,039
Savings deposits	51,483	(2,815)	(5.2)	54,298	2,712	5.3	51,586
Money market deposits	75,948	124.2		75,824	943	1.3	74,881

Total	225,054	5,105	2.3	219,949	8,443	4.0	211,506
Certificates and other time deposits	407,303	77,491	23.5	329,812	10,231	3.2	319,581

Total interest-bearing deposits	632,357	82,596	15.0	549,761	18,674	3.5	531,087
Noninterest-bearing demand deposits	84,393	9,652	12.9	74,741	11,133	17.5	63,608

Total deposits	$716,750	$92,248	14.8	$624,502	$29,807	5.0	$594,695

Business Development Matters

As discussed in the “Overview” and in Note 2 to the Consolidated Financial Statements, the Corporation completed a merger on April 1, 2003 for the acquisition of Dover Mortgage Company, headquartered in Charlotte, North Carolina, in a transaction accounted for using the purchase method of accounting for business combinations.

As also discussed in the “Overview” and in Note 2 to the Consolidated Financial Statements, the Corporation completed a merger on November 4, 2005 for the acquisition of United Financial, Inc., holding company for Alamance Bank, headquartered in Graham, North Carolina, in a transaction accounted for using the purchase method of accounting for business combinations. On February 1, 2006, Alamance Bank was merged into First National Bank.

As discussed in the “Overview” and in Note 2 to the Consolidated Financial Statements, on September 18, 2005, the Corporation entered into a definitive merger agreement to acquire Integrity Financial Corporation (“Integrity”), headquartered in Hickory, North Carolina and the holding company at that time for two separate banks, Catawba Valley Bank and First Gaston Bank. Effective January 5, 2006, Integrity merged Catawba Valley

Bank into First Gaston Bank. As soon as practicable following the merger of the holding companies, First Gaston Bank will be merged with and into First National Bank. The merger of the holding companies is anticipated to close early in the second quarter of 2006.

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

In November 2004, First National Bank received regulatory approval for the establishment of a second branch office in Greensboro, North Carolina. The new office opened for business in January 2006.

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

In 2004, Dover Mortgage Company opened new mortgage production offices in North Carolina at Carolina Beach in April and at Leland in November.

In November 2005, FNB Corp. formed FNB United Statutory Trust I to facilitate the issuance of trust preferred securities. The trust is a statutory business trust formed under the laws of the State of Connecticut. All common securities of the trust are owned by FNB Corp.

Accounting Pronouncement Matters

In November 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-01”). EITF 03-01 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. In September 2004, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP EITF 03-1-b”) to delay the requirement to record impairment losses under EITF 03-1. The guidance also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requirements for disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, which addresses the determination as to when an investment is considered impaired. This FSP nullifies certain requirements of EITF 03-01 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” This FSP is to be applied to reporting periods beginning after December 15. 2005. The Corporation is in process of evaluating the impact of this FSP.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(r) (“SFAS No. 123(r)”), “Share-Based Payment”, which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS No. 123(r) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award, which will often be the shorter of the vesting period or the period the employee will be retirement eligible. SFAS No. 123(r) sets accounting requirements for “share-based” compensation to employees, including employee-stock purchase plans (“ESPPs”). Awards to most nonemployee directors will be accounted for as employee awards. This Statement was to be effective for public companies that do not file as small business issuers as of the beginning of interim or annual reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued Release No. 2005-57, which defers the effective date of SFAS No. 123(r) for many registrants. Registrants that do not file as small business users must adopt SFAS No. 123(r) as of the beginning of their first annual period beginning after June 15, 2005. Accordingly, the Corporation will adopt SFAS No. 123(r) on January 1, 2006, and is currently evaluating the effect on its consolidated financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which contains guidance on applying the requirements in SFAS No. 123(r). SAB 107 provides guidance on valuation techniques, development of assumptions used in valuing employee share options and related MD&A disclosures. SAB 107 is effective for the period in which SFAS No. 123(r) is adopted. The Corporation will adopt SAB 107 on January 1, 2006, and is currently evaluating the effect on its consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Corporation will adopt SFAS No. 154 on January 1, 2006 with no expected material effect on its consolidated financial statements.

From time to time, the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Corporation and monitors the status of changes to and proposed effective dates of exposure drafts.

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

Non-GAAP Measures

This Annual Report on Form 10-K contains financial information determined by methods other than in accordance with generally accepted accounting principles (“GAAP”). The Corporation’s management uses these non-GAAP measures in their analysis of the Corporation’s performance. These non-GAAP measures exclude average goodwill and core deposit premiums from the calculations of return on average assets and return on average equity. Management believes presentations of financial measures excluding the impact of goodwill and core deposit premiums provide useful supplemental information that is essential to a proper understanding of the operating results of the Corporation’s core businesses. These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

Cautionary Statement for Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as “believes”, “expects”, “plans”, “projects”, “goals”, “estimates”, “may”, “could”, “should”, or “anticipates” or the negative thereof or other variations thereon of comparable terminology, or by discussions of strategy that involve risks and uncertainties. In addition, from time to time, the Corporation or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Corporation with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Corporation. Forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Corporation wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect the Corporation’s actual results, causing actual results to differ materially from those in any forward-looking statement. These factors include, without limitation: (i) expected cost savings from the mergers described in the Overview may not materialize or may not fully materialize within the expected time frame, (ii) revenues following the mergers may not meet expectations, (iii) costs or difficulties related to the integration of the businesses of the Corporation and the companies acquired may be greater than anticipated, (iv) competitive pressure in the banking industry or in the Corporation’s markets may increase significantly, (v) changes in the interest rate environment may reduce margins, (vi) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration, (vii) changes may occur in banking legislation and regulation, (viii) changes may occur in general business conditions, (ix) changes may occur in the securities markets and (x) any new capital accords adopted by the Basel Committee on Banking Supervision and implemented by U.S. federal bank regulatory agencies will affect the Corporation’s future capital requirements. All forward-looking statements speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Table 12

Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	(in thousands, except per share data)
2005
Interest income	$11,814	$12,682	$13,713	$16,206
Interest expense	3,995	4,497	5,093	6,465

Net interest income	7,819	8,185	8,620	9,741
Provision for loan losses	370	864	446	1,162

Net interest income after provision for loan losses	7,449	7,321	8,174	8,579
Noninterest income	3,162	3,960	3,966	3,838
Noninterest expense	7,222	7,937	8,319	8,200

Income before income taxes	3,389	3,344	3,821	4,217
Income taxes	1,083	1,072	1,262	1,417

Net income	$2,306	$2,272	$2,559	$2,800

Per share data:
Net income:
Basic	$.41	$.41	$.46	$.46
Diluted	.40	.40	.44	.45
Cash dividends declared	.15	.15	.15	.17
Common stock price (1):
High	21.39	21.85	21.50	19.32
Low	17.80	18.20	18.50	17.35

2004
Interest income	$9,377	$9,679	$10,307	$11,073
Interest expense	2,850	2,968	3,098	3,486

Net interest income	6,527	6,711	7,209	7,587
Provision for loan losses	270	2,780	460	520

Net interest income after provision for loan losses	6,257	3,931	6,749	7,067
Noninterest income	3,600	2,934	3,652	3,487
Noninterest expense	7,097	7,054	7,084	7,520

Income (loss) before income taxes	2,760	(189)	3,317	3,034
Income taxes (benefit)	808	(305)	1,033	788

Net income	$1,952	$116	$2,284	$2,246

Per share data:
Net income:
Basic	$.34	$.02	$.41	$.40
Diluted	.33	.02	.40	.39
Cash dividends declared	.15	.15	.15	.15
Common stock price (1):
High	22.90	22.50	19.60	21.19
Low	20.00	16.60	16.30	17.23

(1)	FNB Corp. common stock is traded on the Nasdaq National Market under the symbol FNBN. At December 31, 2005, there were 2,457 shareholders of record.

Table 13

Issuer Purchase of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Three Months Ended December 31, 2005
October 1 to October 31	—	$—	—	298,800
November 1 to November 30	—	—	—	298,800
December 1 to December 31	—	—	—	298,800

Total	—	—	—	298,800

On July 21, 2005, the Corporation announced that the Board of Directors had authorized a program for the repurchase of up to 300,000 shares of common stock during the period commencing August 1, 2005 and ending July 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

FNB Corp and Subsidiaries

Asheboro, North Carolina

We have audited the accompanying consolidated balance sheets of FNB Corp. and subsidiaries (the “Corporation”) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNB Corp and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FNB Corp’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2006 expressed unqualified opinions on both management’s assessment of the Corporation’s internal control over financial reporting and the effectiveness of the Corporation’s internal control over financial reporting.

Raleigh, North Carolina

March 14, 2006

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

Greenville, South Carolina

March 12, 2004

FNB CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2005	2004
	(in thousands, except share and per share data)
Assets
Cash and due from banks	$22,389	$19,109
Interest-bearing bank balances	2,310	1,309
Federal funds sold	20,180	91
Investment securities:
Available for sale, at estimated fair value (amortized cost of $110,693 in 2005 and $71,959 in 2004)	110,918	73,763
Held to maturity (estimated fair value of $47,508 in 2005 and $50,676 in 2004)	48,888	51,380
Loans:
Loans held for sale	17,615	11,648
Loans held for investment	795,051	653,106
Less allowance for loan losses	(9,945)	(7,293)

Net loans	802,721	657,461

Premises and equipment, net	24,670	17,114
Goodwill	31,381	16,335
Other assets	38,628	26,329

Total Assets	$1,102,085	$862,891

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$100,465	$75,410
Interest-bearing deposits:
Demand, savings and money market deposits	252,855	219,968
Time deposits of $100,000 or more	229,910	155,278
Other time deposits	258,379	208,888

Total deposits	841,609	659,544
Retail repurchase agreements	21,338	13,818
Federal Home Loan Bank advances	86,225	69,088
Federal funds purchased	—	8,175
Other borrowed funds	39,004	22,566
Other liabilities	11,594	7,553

Total Liabilities	999,770	780,744

Shareholders’ equity:
Preferred stock, $10.00 par value; authorized 200,000 shares, none issued	—	—
Common stock, $2.50 par value; authorized 10,000,000 shares, issued 6,370,486 shares in 2005 and 5,605,102 shares in 2004	15,926	14,013
Surplus	23,542	10,643
Retained earnings	62,711	56,383
Accumulated other comprehensive income	136	1,108

Total Shareholders’ Equity	102,315	82,147

Total Liabilities and Shareholders’ Equity	$1,102,085	$862,891

Commitments (Note 17)

See accompanying notes to consolidated financial statements.

FNB CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
	2005	2004	2003
	(in thousands, except share and per share data)
Interest Income
Interest and fees on loans	$48,604	$35,184	$33,194
Interest and dividends on investment securities:
Taxable income	3,689	3,369	5,061
Non-taxable income	1,677	1,727	1,629
Other interest income	445	156	274

Total interest income	54,415	40,436	40,158

Interest Expense
Deposits	15,319	8,974	9,600
Retail repurchase agreements	503	158	160
Federal Home Loan Bank advances	2,766	2,546	2,321
Federal funds purchased	9	71	7
Other borrowed funds	1,453	653	1,056

Total interest expense	20,050	12,402	13,144

Net Interest Income	34,365	28,034	27,014
Provision for loan losses	2,842	4,030	1,860

Net Interest Income After Provision for Loan Losses	31,523	24,004	25,154

Noninterest Income
Mortgage loan sales	4,642	4,032	4,890
Service charges on deposit accounts	6,057	5,419	4,949
Trust and investment services	1,293	1,535	1,415
Cardholder and merchant services income	1,347	1,078	870
Other service charges, commissions and fees	882	843	644
Bank owned life insurance	597	617	638
Other income	108	149	194

Total noninterest income	14,926	13,673	13,600

Noninterest Expense
Personnel expense	18,934	16,755	15,804
Occupancy expense	1,888	1,566	1,415
Furniture and equipment expense	2,241	1,943	2,122
Data processing services	1,473	1,331	1,267
Other expense	7,142	7,160	6,551

Total noninterest expense	31,678	28,755	27,159

Income Before Income Taxes	14,771	8,922	11,595
Income taxes	4,834	2,324	3,195

Net Income	$9,937	$6,598	$8,400

Net income per common share:
Basic	$1.73	$1.17	$1.50
Diluted	$1.69	$1.13	$1.43
Weighted average number of shares outstanding:
Basic	5,731,966	5,663,173	5,607,681
Diluted	5,869,023	5,822,047	5,880,026

See accompanying notes to consolidated financial statements.

FNB CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
	(in thousands, except share and per share data)
Balance, December 31, 2002	5,416,731	$13,542	$8,823	$48,095	$2,630	$73,090
Comprehensive income:
Net income	—	—	—	8,400	—	8,400
Other comprehensive income:
Unrealized securities losses, net of income tax benefit of $357	—	—	—	—	(1,041)	(1,041)

Total comprehensive income						7,359

Cash dividends declared, $.59 per share	—	—	—	(3,321)	—	(3,321)
Common stock issued through:
Stock option plan	153,583	384	1,485	—	—	1,869
Merger acquisition of subsidiary company	126,140	315	2,344	—	—	2,659
Common stock reacquired through:
Exchange related to issuance of option stock	(9,492)	(24)	(172)	—	—	(196)
Other	(63)	—	(2)	—	—	(2)

Balance, December 31, 2003	5,686,899	14,217	12,478	53,174	1,589	81,458
Comprehensive income:
Net income	—	—	—	6,598	—	6,598
Other comprehensive income:
Unrealized securities losses, net of income tax benefit of $302	—	—	—	—	(481)	(481)

Total comprehensive income						6,117

Cash dividends declared, $.60 per share	—	—	—	(3,389)	—	(3,389)
Common stock issued through stock option plan	66,303	166	625	—	—	791
Common stock repurchased	(148,100)	(370)	(2,460)	—	—	(2,830)

Balance, December 31, 2004	5,605,102	14,013	10,643	56,383	1,108	82,147
Comprehensive income:
Net income	—	—	—	9,937	—	9,937
Other comprehensive income:
Unrealized securities losses, net of income tax benefit of $607	—	—	—	—	(972)	(972)

Total comprehensive income						8,965

Cash dividends declared, $.62 per share	—	—	—	(3,609)	—	(3,609)
Common stock issued through stock option plan	61,559	153	651	—	—	804
Merger acquisition of subsidiary company	728,625	1,822	12,685	—	—	14,507
Common stock repurchased	(24,800)	(62)	(437)	—	—	(499)

Balance, December 31, 2005	6,370,486	$15,926	$23,542	$62,711	$136	$102,315

See accompanying notes to consolidated financial statements.

FNB CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2005	2004	2003
	(in thousands)
Operating Activities
Net income	$9,937	$6,598	$8,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,755	1,619	1,793
Provision for loan losses	2,842	4,030	1,860
Deferred income taxes	(502)	(12)	(338)
Deferred loan fees and costs, net	(119)	229	(20)
Premium amortization and discount accretion of investment securities, net	453	591	597
Amortization of intangibles	66	55	69
Income from bank owned life insurance	(597)	(617)	(638)
Net decrease (increase) in loans held for sale	(5,967)	9,453	33,813
Decrease (increase) in other assets	(1,328)	2,768	1,314
Increase (decrease) in other liabilities	(27)	324	(2,315)

Net Cash Provided by Operating Activities	6,513	25,038	44,535

Investing Activities
Available-for-sale securities:
Proceeds from maturities and calls	6,266	35,659	62,774
Purchases	(10,464)	(29,858)	(16,366)
Held-to-maturity securities:
Proceeds from maturities and calls	4,407	12,812	16,003
Purchases	(2,192)	(871)	(55,326)
Net increase in loans held for investment	(48,411)	(128,634)	(47,658)
Purchases of premises and equipment	(5,614)	(3,799)	(2,671)
Net cash paid in merger acquisition of subsidiary company	(447)	—	(436)
Purchases of life insurance contracts	—	—	(2,000)
Other, net	149	(168)	239

Net Cash Used in Investing Activities	(56,306)	(114,859)	(45,441)

Financing Activities
Net increase in deposits	69,118	61,619	5,954
Increase (decrease) in retail repurchase agreements	7,466	(998)	(2,611)
Increase (decrease) in Federal Home Loan Bank advances	(4,500)	16,000	—
Increase (decrease) in federal funds purchased	(8,175)	7,550	625
Increase (decrease) in other borrowed funds	13,319	4,589	(31,970)
Common stock issued	804	791	1,673
Common stock repurchased	(499)	(2,830)	(2)
Cash dividends paid	(3,370)	(3,515)	(3,221)

Net Cash Provided by (Used in) Financing Activities	74,163	83,206	(29,552)

Net Increase (Decrease) in Cash and Cash Equivalents	24,370	(6,615)	(30,458)
Cash and Cash Equivalents at Beginning of Year	20,509	27,124	57,582

Cash and Cash Equivalents at End of Year	$44,879	$20,509	$27,124

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$18,871	$12,344	$13,628
Income taxes	5,334	1,172	3,680
Noncash transactions:
Foreclosed loans transferred to other real estate	1,004	1,872	1,354
Cashless exercise of stock options	—	—	196
Unrealized securities losses, net of income tax benefit	(972)	(481)	(1,041)
Merger acquisition of subsidiary company:
Fair value of assets acquired	163,668	—	47,001
Fair value of common stock issued	14,507	—	2,659
Cash paid	8,201	—	2,908

Liabilities assumed	140,960	—	41,434

See accompanying notes to consolidated financial statements.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations/Consolidation

FNB Corp. is a bank holding company whose wholly owned subsidiaries are the First National Bank and Trust Company (“First National Bank”) and Dover Mortgage Company (“Dover”). First National Bank has one wholly owned subsidiary, First National Investor Services, Inc. A second bank subsidiary, Alamance Bank, acquired through merger with United Financial, Inc. effective November 4, 2005 as discussed in Note 2 below, was merged into First National Bank on February 1, 2006 and, for the purposes of these consolidated financial statements, is considered a part of First National Bank in 2005. Through its subsidiaries, FNB Corp. offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers. First National Bank has offices in Alamance, Chatham, Guilford, Montgomery, Moore, Orange, Randolph, Richmond, Rowan and Scotland counties in North Carolina. Dover Mortgage Company operates eight mortgage production offices in North Carolina at Charlotte, Carolina Beach, Goldsboro, Greenville, Lake Norman, Leland, Raleigh and Wilmington.

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

Investment Securities

Investment securities are categorized and accounted for as follows:

•	Held-to-maturity securities—Debt securities that the Corporation has the positive intent and ability to hold to maturity are reported at amortized cost.

•	Trading securities—Debt and equity securities bought and held principally for the purpose of being sold in the near future are reported at fair value, with unrealized gains and losses included in earnings.

•	Available-for-sale securities—Debt and equity securities not classified as either held-to-maturity securities or trading securities are reported at fair value, with unrealized gains and losses, net of related tax effect, included as an item of accumulated other comprehensive income and reported as a separate component of shareholders’ equity.

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

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Intangible Assets

Intangible assets include goodwill and other identifiable assets, such as core deposit premiums, resulting from acquisitions. Core deposit premiums are amortized primarily on a straight-line basis over a ten-year life based upon historical studies of core deposits. Goodwill is not amortized but is tested annually for impairment or at any time an event occurs or circumstances change that may trigger a decline in the value of the reporting unit. Examples of such events or circumstances include adverse changes in legal factors, business climate, unanticipated competition, change in regulatory environment or loss of key personnel.

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

Mortgage Servicing Rights (MSRs)

The rights to service mortgage loans for others are included in other assets on the consolidated balance sheet. MSRs are capitalized based on the allocated cost which is determined when the underlying loans are sold. MSRs are amortized using the interest method over the life of the underlying loan as an adjustment of servicing income. Impairment reviews of MSRs are performed on a quarterly basis.

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

Stock Options

The Corporation accounts for awards under employee stock-based compensation plans using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and, accordingly, no compensation cost has been recognized for such awards in the consolidated financial statements. The pro forma effect on net income and earnings per share as if the compensation cost that would have been determined under the fair value method had been recorded in the consolidated financial statements, pursuant to the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”, is disclosed as follows, for stock grants in 1995 and subsequent years.

	2005	2004	2003
	(in thousands, except per share data)
Net income, as reported	$9,937	$6,598	$8,400
Less: Stock-based compensation cost determined under fair value method, net of related tax effects	387	340	340

Net income, pro forma	$9,550	$6,258	$8,060

Net income per share:
Basic:
As reported	$1.73	$1.17	$1.50
Pro forma	1.67	1.11	1.44
Diluted:
As reported	1.69	1.13	1.43
Pro forma	1.63	1.07	1.37

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

For the twelve months ended December 31, 2005 and 2004, the interest rate swap resulted in net reductions of $1,000 and $104,000, respectively, in the interest expense that would otherwise have been reported for the FHLB advance. The fair value of the swap at December 31, 2005 was recorded on the consolidated balance sheet as a liability in the amount of $291,000, offset by a valuation adjustment in the same amount to the FHLB advance.

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

NOTE 2—MERGER INFORMATION—(Continued)

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

United Financial, Inc.

On November 4, 2005, the Corporation completed a merger for the acquisition of United Financial, Inc. (“United”), holding company for Alamance Bank, headquartered in Graham, North Carolina. At the date of merger, Alamance Bank operated three offices and, based on estimated fair values, had $163,858,000 in total assets, $96,624,000 in loans and $112,961,000 in deposits. On February 1, 2006, Alamance Bank was merged into First National Bank.

Pursuant to the terms of the merger, each share of United common stock was converted, at the election of the shareholder, into either: (1) $14.25 in cash, (2) 0.6828 shares of FNB Corp. common stock, or (3) $4.99 in cash and 0.4438 shares of FNB Corp. common stock, the overall conversion of stock being limited to 65% of United shares. The aggregate purchase price was $22,708,000, consisting of $8,201,000 of cash payments and 728,625 shares of FNB Corp. common stock valued at $14,507,000.

The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Alamance Bank were recorded based on estimated fair values as of November 4, 2005, with the estimate of goodwill being subject to possible adjustment during the one-year period from that date. The consolidated financial statements include the results of operations of Alamance Bank since November 4, 2005.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—MERGER INFORMATION—(Continued)

The estimated fair values of the assets acquired and liabilities assumed at the date of merger based on the information currently available is as follows (in thousands):

November 4, 2005
Assets
Cash and due from banks	$2,108
Interest-bearing bank balances	1,095
Federal funds sold	4,551
Investment securities	34,712
Loans:
Loans held for sale	—
Loans held for investment	96,624
Less allowance for loan losses	(1,405)

Net loans	95,219
Premises and equipment, net	4,139
Intangible assets	16,312
Other assets acquired	5,532

Total assets acquired	163,668

Liabilities
Deposits	112,961
Retail repurchase agreements	54
Federal Home Loan Bank advances	21,866
Other borrowed funds	2,500
Other liabilities	3,579

Total liabilities assumed	140,960

Net Assets Acquired and Purchase Price	$22,708

The portion of the purchase price allocated to goodwill and other intangible assets is presented below (in thousands):

November 4, 2005
Purchase price	$22,708
Tangible shareholders’ equity of Alamance Bank	11,081

Excess of purchase price over carrying value of net tangible assets acquired	11,627
Fair value adjustments	3,114
Direct acquisition costs	3,200
Deferred and recoverable income taxes	(1,629)

Total intangible assets	16,312
Core deposit intangible	1,290

Goodwill	$15,022

The core deposit intangible will be amortized on the straight-line basis over a ten-year life. The amortization method and valuation of the core deposit intangible are based upon a historical study of the deposits acquired. Goodwill will not be amortized but will be tested for impairment in accordance with SFAS No. 142. None of the goodwill is expected to be deductible for income tax purposes. Premiums and discounts that resulted from recording the United assets and liabilities at their respective fair values are being amortized using methods that approximate an effective yield over the life of the assets and liabilities. The net amortization increased net income before income taxes by $88,000 in 2005.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—MERGER INFORMATION—(Continued)

The following unaudited pro forma financial information presents the combined results of operations of FNB Corp. and United as if the merger had occurred as of the beginning of the year for the years ended December 31, 2005 and 2004, after giving effect to certain adjustments, including amortization of the core deposit intangible and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had FNB Corp. and United constituted a single entity during these years.

	2005	2004
	(in thousands, except per share data)
Net interest income	$38,694	$32,876
Noninterest income	15,800	14,764
Net income	10,206	7,066

Net income per common share:
Basic	1.61	1.11
Diluted	1.57	1.08

Direct acquisition costs of $3,200,000 associated with the merger are included in goodwill and are summarized as follows:

	December 31, 2005
	Total Costs	Amounts Paid	Remaining Accrual
	(in thousands)
Cash out of stock options	$1,262	$1,262	$—
Contract termination costs	978	335	643
Investment banking and professional fees	812	793	19
Other	148	96	52

Total	$3,200	$2,486	$714

The contract termination costs include amounts due to certain executives related to the settlement of compensation contracts and estimated payments to be incurred in connection with the termination of certain data processing contracts.

Integrity Financial Corporation

On September 18, 2005, the Corporation entered into a definitive merger agreement to acquire Integrity Financial Corporation (“Integrity”), headquartered in Hickory, North Carolina and the holding company for First Gaston Bank of North Carolina. Integrity’s second subsidiary bank, Catawba Valley Bank was merged into First Gaston Bank effective January 5, 2006. As soon as practicable following the merger of the holding companies, First Gaston Bank will be merged with and into First National Bank. The merger of the holding companies will be accounted for using the purchase method of accounting for business combinations and is subject to several conditions, including approval by the shareholders of Integrity and FNB Corp., which vote is scheduled to occur on March 15, 2006, and approval by applicable regulatory authorities. Upon satisfaction of these conditions, the merger of the holding companies is anticipated to close early in the second quarter of 2006. Integrity shareholders will receive 0.8743 shares of FNB Corp. common stock and $5.20 in cash for each share of Integrity common stock. At September 30, 2005, Integrity operated twelve offices through Catawba Valley Bank and five offices through First Gaston Bank and had approximately $666,000,000 in total assets, $546,000,000 in deposits and $67,000,000 in shareholders’ equity. In connection with the merger, it is expected that the Integrity shareholders will receive approximately 4,592,000 shares of FNB Corp. common stock with an estimated fair value of $92,000,000 and cash consideration amounting to approximately $27,000,000. The resulting goodwill is estimated to be approximately $76,000,000.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—INTANGIBLE ASSETS

Business Combinations

For intangible assets related to business combinations, the following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the carrying amount of unamortized intangible assets:

	December 31,
	2005	2004
	(in thousands)
Amortized intangible assets:
Core deposit premium related to whole bank acquisitions: Carrying amount	$1,546	$256
Accumulated amortization	220	154

Net core deposit premium	$1,326	$102

Unamortized intangible assets:
Goodwill	$31,381	$16,335

Amortization of intangibles totaled $66,000 for core deposit premiums in 2005, $55,000 in 2004 and $69,000 in 2003. The estimated amortization expense for core deposit premiums for each year ending December 31 from 2006 through 2010 is as follows: $160,000 in 2006, $149,000 in 2007, $136,000 in 2008, $129,000 in 2009 and $129,000 in 2010.

The changes in the carrying amount of goodwill in 2005 were as follows:

Balance, December 31, 2004	$16,335
Goodwill acquired during the period	15,022
Payment of additional cash consideration to shareholders of acquired company per terms of merger agreement	24

Balance December 31, 2005	$31,381

Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balance of mortgage loans serviced for others amounted to $202,332,000, $180,176,000 and $160,966,000 at December 31, 2005, 2004 and 2003, respectively.

The following is an analysis of mortgage servicing rights included in other assets on the consolidated balance sheet:

	Years Ended December 31
	2005	2004	2003
	(in thousands)
Balance at beginning of year	$2,006	$1,628	$1,052
Servicing rights capitalized	754	681	1,026
Amortization expense	(351)	(303)	(450)
Change in valuation allowance	—	—	—

Balance at end of year	$2,409	$2,006	$1,628

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—INTANGIBLE ASSETS—(Continued)

The estimated amortization expense for mortgage servicing rights for the years ending December 31 is as follows: $346,000 in 2006, $346,000 in 2007, $346,000 in 2008, $346,000 in 2009, $346,000 in 2010, $346,000 in 2011 and $333,000 in 2012. The estimated amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

NOTE 4—INVESTMENT SECURITIES

Summaries of the amortized cost and estimated fair value of investment securities and the related gross unrealized gains and losses are presented below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available For Sale
December 31, 2005
U.S. Government agencies and corporations	$43,340	$33	$627	$42,746
Mortgage-backed securities	28,903	38	313	28,628
State, county and municipal	26,384	550	47	26,887
Other debt securities	5,126	606	28	5,704
Equity securities	6,940	13	—	6,953

Total	$110,693	$1,240	$1,015	$110,918

December 31, 2004
U.S. Government agencies and corporations	$31,791	$270	$136	$31,925
Mortgage-backed securities	8,364	56	28	8,392
State, county and municipal	21,044	945	—	21,989
Other debt securities	5,120	675	—	5,795
Equity securities	5,640	22	—	5,662

Total	$71,959	$1,968	$164	$73,763

Held To Maturity
December 31, 2005
U.S. Government agencies and corporations	$20,737	$—	$618	$20,119
Mortgage-backed securities	3,190	—	74	3,116
State, county and municipal	22,961	32	691	22,302
Other debt securities	2,000	—	29	1,971

Total	$48,888	$32	$1,412	$47,508

December 31, 2004
U.S. Government agencies and corporations	$22,913	$—	$356	$22,557
Mortgage-backed securities	1,270	6	8	1,268
State, county and municipal	25,197	109	436	24,870
Other debt securities	2,000	—	19	1,981

Total	$51,380	$115	$819	$50,676

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—INVESTMENT SECURITIES—(Continued)

The amortized cost and estimated fair value of investment securities at December 31, 2005, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to prepay obligations with or without prepayment penalties.

	Available For Sale		Held To Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$4,109	$4,066	$7,070	$7,038
Due after one year through five years	23,746	23,498	24,230	23,383
Due after five years through ten years	33,307	33,399	8,244	8,000
Due after ten years	13,688	14,374	6,154	5,971

Total	74,850	75,337	45,698	44,392
Mortgage-backed securities	28,903	28,628	3,190	3,116
Equity securities	6,940	6,953	—	—

Total investment securities	$110,693	$110,918	$48,888	$47,508

Debt securities with an estimated fair value of $67,189,000 at December 31, 2005 and $79,647,000 at December 31, 2004 were pledged to secure public funds and trust funds on deposit. Debt securities with an estimated fair value of $29,072,000 at December 31, 2005 and $20,963,000 at December 31, 2004 were pledged to secure retail repurchase agreements. Debt securities with an estimated fair value of $24,621,000 at December 31, 2005 were pledged to secure advances from the Federal Home Loan Bank, with none being so pledged at December 31, 2004. Debt securities with an estimated fair value of $8,119,000 at December 31, 2005 and $3,873,000 at December 31, 2004 were pledged for other purposes.

There were no sales of investment securities in 2005, 2004 and 2003.

First National Bank, as a member of the Federal Home Loan Bank (the “FHLB”) of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon the balances of total assets and FHLB advances. FHLB capital stock is pledged to secure FHLB advances. This investment is carried at cost since no ready market exists for FHLB stock and there is no quoted market value. However, redemption of this stock has historically been at par value. At December 31, 2005 and 2004, First National Bank owned a total of $5,968,000 and $4,668,000, respectively, of FHLB stock. Due to the redemption provisions of FHLB stock, the Corporation estimated that fair value was equal to cost and that this investment was not impaired at December 31, 2005.

First National Bank, as a member bank of the Federal Reserve Bank (the “FRB”) of Richmond, is required to own capital stock of the FRB of Richmond based upon a percentage of First National Bank’s common stock and surplus. This investment is carried at cost since no ready market exists for FRB stock and there is no quoted market value. At December 31, 2005 and 2004, First National Bank owned a total of $954,000 of FRB stock. Due to the nature of this investment in an entity of the U. S. Government, the Corporation estimated that fair value was equal to cost and that this investment was not impaired at December 31, 2005.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—INVESTMENT SECURITIES—(Continued)

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
December 31, 2005
Available for Sale
U.S. Government agencies and corporations	$16,237	$226	$17,820	$412	$34,057	$638
Mortgage-backed securities	20,841	260	1,225	42	22,066	302
State, county and municipal	5,419	47	—	—	5,419	47
Other debt securities	—	—	972	28	972	28

Total	$42,497	$533	$20,017	$482	$62,514	$1,015

Held to Maturity
U.S. Government agencies and corporations	$459	$8	$19,660	$610	$20,119	$618
Mortgage-backed securities	2,686	57	430	17	3,116	74
State, county and municipal	6,349	81	12,706	610	19,055	691
Other debt securities	976	24	995	5	1,971	29

Total	$10,470	$170	$33,791	$1,242	$44,261	$1,412

December 31, 2004
Available for Sale
U.S. Government agencies and corporations	$17,114	$126	$490	$10	$17,604	$136
Mortgage-backed securities	851	11	837	17	1,688	28

Total	$17,965	$137	$1,327	$27	$19,292	$164

Held to Maturity
U.S. Government agencies and corporations	$16,271	$175	$5,819	$181	$22,090	$356
Mortgage-backed securities	293	2	324	6	617	8
State, county and municipal	9,730	50	7,591	386	17,321	436
Other debt securities	1,981	19	—	—	1,981	19

Total	$28,275	$246	$13,734	$573	$42,009	$819

Information concerning the status of investment securities with unrealized losses at December 31, 2005 is as follows:

Debt securities other than mortgage-backed securities.    126 debt securities other than mortgage-backed securities had unrealized losses with aggregate depreciation of 2.5% from the amortized cost basis. The unrealized losses were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment, adjusted for call premiums if appropriate. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Corporation has the ability and intent to hold these investments until maturity or a market price recovery, these investments are not considered other-than-temporarily impaired.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—INVESTMENT SECURITIES—(Continued)

Mortgage-backed securities. 47 mortgage-backed securities had unrealized losses with aggregate depreciation of 1.5% from the amortized cost basis. The unrealized losses were caused by interest rate increases. These securities were issued by reputable organizations and, for certain of these securities, the contractual cash flows are guaranteed by U.S Government agencies and corporations. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Corporation has the ability and intent to hold these investments until maturity or a market price recovery, these investments are not considered other-than-temporarily impaired.

NOTE 5—LOANS

Major classifications of loans are as follows:

	December 31
	2005	2004
	(in thousands)
Commercial and agricultural	$176,286	$196,846
Real estate—construction	142,096	83,433
Real estate—mortgage:
1-4 family residential	231,071	197,855
Commercial and other	221,457	154,024
Consumer	24,141	20,899
Leases	—	49

Loans held for investment	795,051	653,106
Loans held for sale	17,615	11,648

Gross loans	$812,666	$664,754

Loans as presented are reduced by net deferred loan fees of $939,000 and $990,000 at December 31, 2005 and 2004, respectively. Accruing loans past due 90 days or more amounted to $648,000 at December 31, 2005 and $1,275,000 at December 31, 2004. Nonaccrual loans amounted to $5,398,000 at December 31, 2005 and $3,952,000 at December 31, 2004. Interest income that would have been recorded on nonaccrual loans for the years ended December 31, 2005, 2004 and 2003, had they performed in accordance with their original terms, amounted to approximately $588,000, $355,000 and $317,000, respectively. Interest income on all such loans included in the results of operations amounted to approximately $307,000 in 2005, $216,000 in 2004 and $67,000 in 2003.

At December 31, 2005 and at December 31, 2004, the Corporation did not have any loans that were considered to be impaired. The average carrying value of impaired loans was $2,074,000 in 2003. Interest income recognized on impaired loans amounted to approximately $5,000 in 2003.

Loans with outstanding balances of $1,004,000 in 2005 and $1,857,000 in 2004 were transferred from loans to other real estate acquired through foreclosure. Other real estate acquired through loan foreclosures amounted to $929,000 at December 31, 2005 and $543,000 at December 31, 2004 and is included in other assets on the consolidated balance sheet.

Loans held for investment are primarily made in the region of North Carolina that includes Alamance, Cabarrus, Chatham, Guilford, Iredell, Montgomery, Moore, Randolph, Richmond, Rowan and Scotland counties. The real estate loan portfolio can be affected by the condition of the local real estate markets.

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

	2005	2004
	(in thousands)
Balance at beginning of year	$2,137	$2,613
New loans	29,231	18,764
Repayments	(22,435)	(19,240)

Balance at end of year	$8,933	$2,137

NOTE 6—ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

	Years Ended December 31
	2005	2004	2003
	(in thousands)
Balance at beginning of year	$7,293	$6,172	$6,109
Provision for losses charged to operations	2,842	4,030	1,860
Loans charged off	(2,616)	(3,267)	(1,900)
Recoveries on loans previously charged off	1,021	403	103
Purchase accounting acquisition	1,405	—	—
Allowance adjustment for loans sold	—	(45)	—

Balance at end of year	$9,945	$7,293	$6,172

NOTE 7—PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31
	2005	2004
	(in thousands)
Land	$5,864	$4,891
Buildings and improvements	17,822	12,389
Furniture and equipment	16,654	12,698
Leasehold improvements	969	693

Total	41,309	30,671
Less accumulated depreciation and amortization	16,639	13,557

Premises and equipment, net	$24,670	$17,114

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—INCOME TAXES

Income taxes as reported in the consolidated income statement included the following expense (benefit) components:

	2005	2004	2003
	(in thousands)
Current:
Federal	$4,510	$2,046	$3,112
State	826	290	421

Total	5,336	2,336	3,533

Deferred:
Federal	(429)	2	10
State	(73)	(14)	(348)

Total	(502)	(12)	(338)

Total income taxes	$4,834	$2,324	$3,195

A reconciliation of income tax expense computed at the statutory Federal income tax rate to actual income tax expense is presented below:

	2005	2004	2003
	(in thousands)
Amount of tax computed using Federal statutory tax rate of 35% in 2005 and 34% in 2004 and 2003	$5,170	$3,033	$3,942
Increases (decreases) resulting from effects of:
Non-taxable income	(783)	(811)	(796)
State income taxes, net of federal benefit	489	183	48
Other	(42)	(81)	1

Total	$4,834	$2,324	$3,195

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—INCOME TAXES—(Continued)

The components of deferred tax assets and liabilities and the tax effect of each are as follows:

	December 31
	2005	2004
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$3,712	$2,811
Compensation and benefit plans	2,114	1,412
Fair value basis of loans	517	—
Other	88	235

Gross deferred tax assets	6,431	4,458
Less valuation allowance	—	—

Net deferred tax assets	6,431	4,458

Deferred tax liabilities:
Mortgage servicing rights	951	773
Prepaid pension cost	925	902
Depreciable basis of premises and equipment	724	662
Net deferred loan fees and costs	231	262
Net unrealized securities gains	89	696
Fair value basis of loans	—	212
Other	303	388

Gross deferred tax liabilities	3,223	3,895

Net deferred tax asset	$3,208	$563

Changes in net deferred tax asset were as follows:

	2005	2004
	(in thousands)
Balance at beginning of year	$563	$249
Purchase accounting acquisition:
Alamance Bank	1,536	—
Income tax effect from change in unrealized losses (gains) on available-for-sale securities	607	302
Deferred income tax benefit on continuing operations	502	12

Balance at end of year	$3,208	$563

Under accounting principles generally accepted in the United States of America, the Corporation is not required to provide a deferred tax liability for the tax effect of additions to the tax bad debt reserve through 1987, the base year. Retained earnings at December 31, 2005 includes approximately $2,686,000 for which no provision for federal income tax has been made. These amounts represent allocations of income to bad debt deductions for tax purposes only. Reductions of such amounts for purposes other than bad debt losses could create income for tax purposes in certain remote instances, which would then be subject to the then current corporate income tax rate.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—TIME DEPOSITS

The scheduled maturities of time deposits at December 31, 2005 are as follows (in thousands):

Years ending December 31
2006	$373,250
2007	88,284
2008	15,439
2009	3,388
2010	7,329
2011 and later years	599

Total time deposits	$488,289

NOTE 10—BORROWED FUNDS

Retail Repurchase Agreements and Federal Funds Purchased

Funds are borrowed on an overnight basis through retail repurchase agreements with bank customers and federal funds purchased from other financial institutions. Retail repurchase agreement borrowings are collateralized by securities of the U.S. Treasury and U.S. Government agencies and corporations.

Information concerning retail repurchase agreements and federal funds purchased is as follows:

	2005		2004		2003
	Retail Repurchase Agreements	Federal Funds Purchased	Retail Repurchase Agreements	Federal Funds Purchased	Retail Repurchase Agreements	Federal Funds Purchased
	(dollars in thousands)
Balance at December 31	$21,338	$—	$13,818	$8,175	$14,816	$625
Average balance during the year	17,770	342	15,890	4,181	18,786	515
Maximum month-end balance	21,338	2,625	15,913	11,425	20,906	5,300
Weighted average interest rate:
At December 31	3.68%	—%	1.90%	2.57%	1.09%	1.27%
During the year	2.83	2.53	.99	1.70	.85	1.39

Federal Home Loan Bank (FHLB) Advances

First National Bank had a $207,371,000 line of credit with the FHLB at December 31, 2005, secured by blanket collateral agreements on qualifying mortgage loans and, as required, by other qualifying collateral. At December 31, 2005, FHLB advances under these lines amounted to $86,225,000 and were at interest rates ranging from 2.16% to 5.92%. At December 31, 2004, FHLB advances amounted to $69,088,000 and were at interest rates ranging from 2.07% to 6.77%.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—BORROWED FUNDS—(Continued)

At December 31, 2005, the scheduled maturities of FHLB advances, certain of which are callable at the option of the FHLB before scheduled maturity, are as follows (in thousands):

Years ending December 31
2006	$5,964
2007	3,708
2008	1,475
2009	13,143
2010	8,000
2011	15,986
2012	15,000
2014	20,000
2015	2,949

Total FHLB Advances	$86,225

First National Bank has obtained irrevocable letters of credit from the FHLB amounting to $46,000,000 at December 31, 2005. These letters of credit, which expire in 2014 and 2015, were issued in favor of the State of North Carolina to secure public funds on deposit.

Junior Subordinated Deferrable Interest Debentures

FNB Corp. has Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debentures”) outstanding. The Junior Subordinated Debentures were issued from funds invested from the sale of trust preferred securities by FNB United Statutory Trust I (“Trust I”), which is owned by FNB Corp.

On November 4, 2005, Trust I issued $20,000,000 of preferred securities, which pay cumulative cash distributions quarterly at a variable rate equal to three-month LIBOR plus 1.37%. The dividends paid to holders of the preferred securities, which are recorded as interest expense, are tax deductible for income tax purposes. The preferred securities are redeemable at the option of FNB Corp. beginning on December 15, 2010. Redemption is mandatory on December 15, 2035.

The proceeds of the preferred securities were invested by Trust I in Junior Subordinated Debentures of FNB Corp. due December 15, 2035. FNB Corp. fully and unconditionally guarantees the preferred securities through the combined operation of the debentures and other related documents. Obligations under these guarantees are unsecured and subordinate to senior and subordinated indebtedness of the Corporation. The preferred securities qualify as Tier 1 capital for regulatory capital purposes. The Junior Subordinated Debentures have a principal amount of $20,619,000, a maturity date of December 15, 2035 and pay interest on a variable rate basis equal to three-month LIBOR plus 1.37%. At December 31, 2005, the current interest rate on the Junior Subordinated Debentures was 5.86%.

Other Borrowed Funds

Dover mortgage Company has a line of credit totaling $30,000,000 with an external financial institution, secured by a blanket collateral agreement on the mortgage loans and certain other assets of Dover and separately guaranteed by FNB Corp. Interest is payable on a variable rate basis and the line of credit is subject to annual renewal. At December 31, 2005, the balance outstanding on the line of credit was $15,885,000 at a current interest rate of 6.15%. At December 31, 2004, the balance outstanding on the line of credit was $10,873,000 at a current interest rate of 4.19%.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—BORROWED FUNDS—(Continued)

As a result of the merger with United Financial, Inc., First National Bank has acquired certain subordinated debt payable to a commercial bank in the principal amount of $2,500,000 with a maturity in 2008. Interest is payable on a variable rate basis, and the current interest rate was 6.25% at December 31, 2005.

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

Information concerning the status of the plan is as follows:

	2005	2004
	(dollars in thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$10,202	$9,096
Service cost	614	567
Interest cost	604	576
Net actuarial loss	525	339
Benefits paid	(397)	(376)

Benefit obligation at end of year	$11,548	$10,202

Accumulated Benefit Obligation at End of Year	$8,494	$7,387

Prepaid Pension Cost Components:
Funded status (liability) of plan	$(1,406)	$(818)
Unrecognized net actuarial loss	3,621	3,000
Unrecognized prior service cost	129	158

Prepaid pension cost at end of year	$2,344	$2,340

Change in Plan Assets:
Fair value of plan assets at beginning of year	$9,384	$6,748
Actual return on plan assets	625	807
Employer contributions	530	2,175
Benefits paid	(397)	(376)
Other	—	30

Fair value of plan assets at end of year	$10,142	$9,384

Weighted-Average Allocation of Plan Assets at End of Year:
Equity securities	66%	66%
Debt securities	29	34
Cash and cash equivalents	5	—

Total	100%	100%

Weighted-Average Plan Assumptions at End of Year:
Discount rate	5.75%	6.25%
Expected long-term rate of return on plan assets	9.00	9.00
Rate of increase in compensation levels	6.00	6.00

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—EMPLOYEE BENEFIT PLANS—(Continued)

The expected long-term rate of return on plan assets considers the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based exclusively on historical returns, without adjustments.

Net periodic pension cost included the following components:

	2005	2004	2003
	(in thousands)
Service cost	$614	$567	$478
Interest cost	604	576	533
Expected return on plan assets	(851)	(658)	(524)
Amortization of prior service cost	29	110	110
Recognized net actuarial loss	130	158	141

Net periodic pension cost	$526	$753	$738

The Corporation’s investment policies and strategies for the pension plan use a target allocation of 50% to 70% for equity securities and 30% to 50% for debt securities. The investment goals attempt to maximize returns while remaining within specific risk management policies. While the risk management policies permit investment in specific debt and equity securities, a significant percentage of total plan assets is maintained in mutual funds, approximately 84% at December 31, 2005, to assist in investment diversification. Generally the investments are readily marketable and can be sold to fund benefit payment obligations as they become payable.

Due to the significant contributions of $530,000 and $2,175,000 made in 2005 and 2004, respectively, the Corporation does not expect to contribute any funds to its pension plan in 2006.

The estimated benefit payments for each year ending December 31 from 2006 through 2010 are as follows: $396,000 in 2006, $389,000 in 2007, $443,000 in 2008, $512,000 in 2009 and $535,000 in 2010. The estimated benefit payments to be paid in the aggregate for the five year period from 2011 through 2015 are $3,233,000. The estimated benefit payments are based on the same assumptions used to measure the benefit obligation at December 31, 2005 and include estimated future employee service.

Supplemental Executive Retirement Plan

The Corporation has a noncontributory, nonqualified supplemental executive retirement plan (the “SERP”) covering certain executive employees. Annual benefits payable under the SERP are based on factors similar to those for the pension plan, with offsets related to amounts payable under the pension plan and social security benefits.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—EMPLOYEE BENEFIT PLANS—(Continued)

Information concerning the status of the plan is as follows:

	2005	2004
	(dollars in thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,197	$1,011
Service cost	86	63
Interest cost	83	68
Net actuarial loss	250	77
Benefits paid	(22)	(22)

Benefit obligation at end of year	$1,594	$1,197

Accumulated Benefit Obligation at End of Year	$1,004	$783

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contributions	22	22
Benefits paid	(22)	(22)

Fair value of plan assets at end of year	$—	$—

Accrued SERP Cost Components:
Funded status (liability) of plan	$(1,594)	$(1,197)
Unrecognized net actuarial loss	539	355
Unrecognized prior service cost	222	235
Unrecognized transition obligation	—	—

Accrued SERP cost at end of year	$(833)	$(607)

Weighted-Average Plan Assumption at End of Year:
Discount rate	5.75%	6.25%

Net periodic SERP cost included the following components:

	2005	2004	2003
	(in thousands)
Service cost	$86	$63	$45
Interest cost	83	68	55
Expected return on plan assets	—	—	—
Amortization of prior service cost	50	46	46
Amortization of transition obligation	—	—	—
Recognized net actuarial loss	29	22	8

Net periodic SERP cost	$248	$199	$154

The SERP is an unfunded plan. Consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.

The estimated benefit payments for each year ending December 31 from 2006 through 2010 are as follows: $22,000 in 2006, $22,000 in 2007, $46,000 in 2008, $82,000 in 2009 and $81,000 in 2010. The estimated benefit

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—EMPLOYEE BENEFIT PLANS—(Continued)

payments to be paid in the aggregate for the five year period from 2011 through 2015 are $393,000. The estimated benefit payments are based on the same assumptions used to measure the benefit obligation at December 31, 2005 and include estimated future employee service.

Other Postretirement Defined Benefit Plans

The Corporation has postretirement medical and life insurance plans covering substantially all full-time employees who qualify as to age and length of service. The medical plan is contributory, with retiree contributions adjusted whenever medical insurance rates change. The life insurance plan is noncontributory.

Information concerning the plans, which are unfunded, is as follows:

	2005	2004
	(dollars in thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,375	$1,192
Service cost	66	60
Interest cost	80	78
Net actuarial loss (gain)	43	82
Benefits paid	(33)	(37)

Benefit obligation at end of year	$1,531	$1,375

Accumulated Benefit Obligation at End of Year	$1,411	$1,271

Accrued Postretirement Benefit Cost Components:
Funded status (liability) of plan	$(1,531)	$(1,375)
Unrecognized net actuarial loss	325	288
Unrecognized prior service cost	—	10
Unrecognized transition obligation	142	162

Accrued postretirement benefit cost at end of year	$(1,064)	$(915)

Weighted-Average Plan Assumptions at End of Year:
Discount rate	5.75%	6.25%
Annual rate of increase in the cost of medical benefits:
Current year	10.00	11.00
Final constant amount	5.00	5.00
Annual decrease	1.00	1.00

Increasing or decreasing the assumed medical cost trend rate by one percentage point would not have a significant effect on either the postretirement benefit obligation at December 31, 2005 or the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2005.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—EMPLOYEE BENEFIT PLANS—(Continued)

Net periodic postretirement benefit cost included the following components:

	2005	2004	2003
	(in thousands)
Service cost	$66	$60	$49
Interest Cost	80	78	71
Amortization of prior service cost	10	10	10
Amortization of transition obligation	20	20	20
Recognized net actuarial loss	6	8	2

Net periodic postretirement benefit cost	$182	$176	$152

The postretirement medical and life insurance plans are unfunded plans. Consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.

The estimated benefit payments for each year ending December 31 from 2006 through 2010 are as follows: $63,000 in 2006, $68,000 in 2007, $71,000 in 2008, $78,000 in 2009 and $80,000 in 2010. The estimated benefit payments to be paid in the aggregate for the five year period from 2011 through 2015 are $481,000. The estimated benefit payments are based on the same assumptions used to measure the benefit obligation at December 31, 2005 and include estimated future employee service.

Matching Retirement/Savings Plan

The Corporation has a matching retirement/savings plan which permits eligible employees to make contributions to the plan up to a specified percentage of compensation as defined by the plan. A portion of the employee contributions are matched by the Corporation based on the plan formula. The matching contributions amounted to $379,000 in 2005, $322,000 in 2004 and $320,000 in 2003.

NOTE 12—LEASES

Future obligations at December 31, 2005 for minimum rentals under noncancellable operating lease commitments, primarily relating to premises, are as follows (in thousands):

Years ending December 31
2006	$365
2007	273
2008	234
2009	208
2010	205
2011 and later years	3,544

Total minimum lease payments	$4,829

Net rental expense for all operating leases amounted to $472,000 in 2005, $359,000 in 2004 and $271,000 in 2003.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—SUPPLEMENTARY INCOME STATEMENT INFORMATION

Significant components of other expense were as follows:

	2005	2004	2003
	(in thousands)
Advertising and marketing	$903	$809	$660
Stationery, printing and supplies	814	711	699
Professional fees	742	681	649

NOTE 14—FNB CORP. (PARENT COMPANY) FINANCIAL DATA

The Parent Company’s principal asset is its investment in the subsidiary companies, and its principal source of income is dividends from those subsidiaries.

The Parent Company’s condensed balance sheets as of December 31, 2005 and 2004, and the related condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2005 are as follows:

Condensed Balance Sheets

	December 31
	2005	2004
	(in thousands)
Assets:
Cash	$1,413	$1,915
Investment in subsidiaries	121,130	91,806
Other assets	1,550	961

Total assets	$124,093	$94,682

Liabilities and Shareholders’ Equity:
Accrued liabilities	$1,159	$842
Borrowed funds	20,619	11,693
Shareholders’ equity	102,315	82,147

Total liabilities and shareholders’ equity	$124,093	$94,682

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—FNB CORP. (PARENT COMPANY) FINANCIAL DATA—(Continued)

Condensed Statements of Income

	Years Ended December 31
	2005	2004	2003
	(in thousands)
Income:
Dividends from subsidiaries	$3,606	$4,140	$5,318
Other income (charge)	6	—	(17)

Total income	3,612	4,140	5,301

Expenses:
Interest	632	352	381
Operating	99	125	119

Total expenses	731	477	500

Income before income taxes and equity in undistributed net income of subsidiaries	2,881	3,663	4,801
Income tax benefit	(254)	(162)	(176)

Income before equity in undistributed net income of subsidiaries	3,135	3,825	4,977
Equity in undistributed net income of subsidiaries	6,802	2,773	3,423

Net income	$9,937	$6,598	$8,400

Condensed Statements of Cash Flows

	Years Ended December 31
	2005	2004	2003
	(in thousands)
Operating activities:
Net income	$9,937	$6,598	$8,400
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(6,802)	(2,773)	(3,423)
Other, net	(211)	59	(29)

Net cash provided by operating activities	2,924	3,884	4,948

Investing activities:
Net cash paid in merger acquisition of subsidiary company	(8,685)	—	(3,164)
Other, net	17	476	(551)

Net cash provided by (used in) investing activities	(8,668)	476	(3,715)

Financing activities:
Increase (decrease) in borrowed funds	8,307	1,793	(1,100)
Common stock issued	804	791	1,673
Common stock repurchased	(499)	(2,830)	(2)
Cash dividends paid	(3,370)	(3,515)	(3,221)

Net cash provided by (used in) financing activities	5,242	(3,761)	(2,650)

Net increase (decrease) in cash	(502)	599	(1,417)
Cash at beginning of year	1,915	1,316	2,733

Cash at end of year	$1,413	$1,915	$1,316

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15—CAPITAL ADEQUACY REQUIREMENTS

Certain regulatory requirements restrict the lending of funds by First National Bank to FNB Corp. and the amount of dividends which can be paid to FNB Corp. In 2006, the maximum amount of dividends First National Bank can pay to FNB Corp., without the approval of the Comptroller of the Currency, is $9,580,000 plus an additional amount equal to the retained net income in 2006 up to the date of any dividend declaration.

First National Bank is required to maintain average reserve balances with the Federal Reserve Bank based on a percentage of deposits. For the reserve maintenance period in effect at December 31, 2005, the average daily reserve requirement was $4,538,000.

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

Regulatory capital amounts and ratios are set forth in the table below. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders’ equity and qualifying perpetual preferred stock, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution’s ongoing trading activities. At December 31, 2005, FNB Corp. and First National Bank were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital.

First National Bank is well-capitalized under the regulatory framework for prompt corrective action based on the most recent notification from the various regulatory agencies as of December 31, 2005. To be categorized as well-capitalized, First National Bank must meet minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no events or conditions since the notification that management believes have changed the category for First National Bank.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Capital Adequacy Requirements—(Continued)

					Minimum Ratios
	Capital Amount		Ratio		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	2005	2004	2005	2004
	(dollars in thousands)
As of December 31
Total capital (to risk-weighted assets):
FNB Corp.	$100,182	$71,805	11.46%	10.08%	8.00%	N/A
First National Bank	96,773	79,409	11.20	11.24	8.00	10.00%
Tier 1 capital (to risk-weighted assets):
FNB Corp.	89,231	64,503	10.21	9.05	4.00	N/A
First National Bank	86,070	72,107	9.96	10.21	4.00	6.00%
Tier 1 capital (to average assets):
FNB Corp.	89,231	64,503	8.81	7.73	4.00	N/A
First National Bank	86,070	72,107	8.26	8.80	4.00	5.00%

NOTE 16—SHAREHOLDERS’ EQUITY

Stock Buyback Program

Under stock buyback programs authorized by the Board of Directors for the repurchase of shares of common stock, the Corporation repurchased 24,800 shares in 2005, 66,303 shares in 2004 and 63 shares in 2003. Under the stock buyback program in effect at December 31, 2005, a maximum of 300,000 shares could be repurchased, of which 1,200 shares were repurchased in 2005, resulting in a remaining authorization of 298,800 shares available for future repurchases.

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

	2005	2004	2003
Basic EPS denominator—Weighted average number of common shares outstanding	5,731,966	5,663,173	5,607,681
Dilutive share effect arising from assumed exercise of stock options	137,057	158,874	272,345

Diluted EPS denominator	5,869,023	5,822,047	5,880,026

For the years 2005, 2004 and 2003, there were 236,730, 175,400 and 2,697 stock options, respectively, that were antidilutive since the exercise price exceeded the average market price. These common stock equivalents were omitted from the calculations of diluted EPS for their respective years.

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—SHAREHOLDERS’ EQUITY—(Continued)

Stock Options

The Corporation adopted stock compensation plans in 1993 and 2003 that allow for the granting of incentive and nonqualified stock options to key employees and directors. Under terms of both the 1993 and 2003 plans, options are granted at prices equal to the fair market value of the common stock on the date of grant. Options become exercisable after one year in equal, cumulative installments over a five-year period. No option shall expire later than ten years from the date of grant. No further grants can be made under the 1993 stock compensation plan after March 10, 2003. Based on the stock options outstanding at December 31, 2005, a maximum of 411,855 shares of common stock has been reserved for issuance under the 1993 stock compensation plan. A maximum of 420,000 shares of common stock has been reserved for issuance under the 2003 stock compensation plan. At December 31, 2005, there were 103,900 shares available under the 2003 plan for the granting of additional options.

The Corporation assumed a stock compensation plan in its merger acquisition of Carolina Fincorp in 2000. One grant of qualified and nonqualified stock options was made under the plan in 1999 to key employees and directors at a price equal to fair market value on the date of grant. No additional grants will be made under the plan. Based on the stock options outstanding at December 31, 2005, a maximum of 41,008 shares of common stock has been reserved for issuance under the stock compensation plan.

The Corporation assumed another stock compensation plan in its merger acquisition of Rowan Bancorp in 2002. One grant of incentive and nonqualified stock options was made under the plan in 1993 to key employees and directors at a price equal to fair market value on the date of grant. No additional grants were to be made under the plan, and no options remained outstanding after the final activity in 2003. Consequently, the stock compensation plan is effectively considered terminated, and no shares of common stock are reserved for issuance.

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

The weighted-average fair value per share of options granted in 2005, 2004 and 2003 amounted to $5.04, $5.64 and $6.58, respectively. Fair values were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003
Risk-free interest rate	4.40%	3.80%	3.51%
Dividend yield	2.75	2.75	2.75
Volatility	31.00	33.05	35.78
Expected life	6 years	6 years	6 years

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—SHAREHOLDERS’ EQUITY—(Continued)

The following is a summary of stock option activity.

	Years Ended December 31
	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	841,822	$16.27	765,345	$15.11	763,428	$12.21
Granted	11,000	17.97	161,000	19.79	171,000	21.94
Exercised	(61,559)	12.12	(66,303)	10.47	(153,583)	8.38
Forfeited	(22,300)	19.24	(18,220)	19.61	(15,500)	14.34

Outstanding at end of year	768,963	16.54	841,822	16.27	765,345	15.11

Options exercisable at end of year	483,763	14.72	418,852	13.65	369,660	12.34

At December 31, 2005, information concerning stock options outstanding and exercisable is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 9.82 – 11.75	205,638	4.59	$11.36	205,638	$11.36
14.00 – 14.13	96,325	2.10	14.07	96,325	14.07
15.00 – 19.82	312,900	7.80	18.01	118,300	17.11
20.00 – 27.00	154,100	7.87	22.03	63,500	22.15

	768,963	6.24	16.54	483,763	14.72

NOTE 17—COMMITMENTS

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at December 31, 2004 are discussed below.

Commitments by First National Bank to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2005, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $195,712,000. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

First National Bank issues standby letters of credit whereby it guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—COMMITMENTS—(Continued)

standby letters of credit was $7,767,000 at December 31, 2005 and $6,445,000 at December 31, 2004. Due to insignificance, the Corporation has recorded no liability at December 31, 2005 for the current carrying amount of the obligation to perform as a guarantor.

Dover Mortgage Company originates certain residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a residential mortgage loan with a potential borrower and the time the closed loan is sold, the Corporation is subject to variability in market prices related to these commitments. The Corporation believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate residential mortgage loans totaled $34,648,000 at December 31, 2005, and the related forward sales commitments totaled $34,648,000. Loans held for sale by Dover Mortgage Company totaled $16,282,000 at December 31, 2005, and the related forward sales commitments totaled $16,282,000.

First National Bank had loans held for sale of $1,333,000 at December 31, 2005. Binding commitments of First National Bank for the origination of mortgage loans intended to be held for sale at December 31, 2005 were not material.

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

Bank Owned Life Insurance.    The carrying value of life insurance is considered to approximate fair value because this investment is carried at cash surrender value, as determined by the insurer.

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

FNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18—FAIR VALUE OF FINANCIAL INSTRUMENTS—(Continued)

Accrued Interest.    The carrying amount of accrued interest is considered to approximate fair value.

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

The estimated fair values of financial instruments are as follows:

	December 31, 2005		December 31, 2004
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Financial Assets
Cash and cash equivalents	$44,879	$44,879	$20,509	$20,509
Investment securities:
Available for sale	110,693	110,918	73,763	73,763
Held to maturity	48,888	47,508	51,380	50,676
Net loans	802,721	796,202	657,461	658,567
Accrued interest receivable	5,003	5,003	3,488	3,488
Bank owned life insurance	17,334	17,334	15,193	15,193
Financial Liabilities
Deposits	841,609	843,945	659,544	664,944
Retail repurchase agreements	21,338	21,338	13,818	13,818
Federal Home Loan Bank advances	86,225	84,512	69,088	71,183
Federal funds purchased	—	—	8,175	8,175
Other borrowed funds	39,004	39,004	22,566	22,566
Accrued interest payable	2,280	2,280	1,101	1,101

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

NOTE 19—BUSINESS SEGMENT INFORMATION

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

	Year Ended December 31, 2005
	First National Bank	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$53,439	$971	$5	$54,415
Interest expense	18,623	796	631	20,050

Net interest income	34,816	175	(626)	34,365
Provision for loan losses	2,842	—	—	2,842

Net interest income after provision for loan losses	31,974	175	(626)	31,523
Noninterest income	11,196	3,780	(50)	14,926
Noninterest expense	27,740	3,911	27	31,678

Income (loss) before income taxes	15,430	44	(703)	14,771
Income taxes (benefit)	5,057	22	(245)	4,834

Net income (loss)	$10,373	$22	$(458)	$9,937

Total assets	$1,078,367	$22,554	$1,164	$1,102,085
Net loans	786,439	16,282	—	802,721
Goodwill	27,605	3,776	—	31,381

	Year Ended December 31, 2004
	First National Bank	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$39,835	$601	$—	$40,436
Interest expense	11,749	301	352	12,402

Net interest income	28,086	300	(352)	28,034
Provision for loan losses	4,030	—	—	4,030

Net interest income after provision for loan losses	24,056	300	(352)	24,004
Noninterest income	10,781	3,058	(166)	13,673
Noninterest expense	25,209	3,587	(41)	28,755

Income (loss) before income taxes	9,628	(229)	(477)	8,922
Income taxes (benefit)	2,562	(76)	(162)	2,324

Net income (loss)	$7,066	$(153)	$(315)	$6,598

Total assets	$845,402	$17,174	$315	$862,891
Net loans	646,542	10,919	—	657,461
Goodwill	12,583	3,752	—	16,335

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

CONTROLS AND PROCEDURES

As of December 31, 2005, the end of the period covered by this report, FNB Corp. carried out an evaluation under the supervision and with the participation of the company’s management, including FNB Corp.’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of FNB Corp.’s disclosure controls and procedures. In designing and evaluating the company’s disclosure controls and procedures, FNB Corp. and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and FNB Corp.’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by FNB Corp. in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. No significant change in the company’s internal control over financial reporting occurred during the quarterly period ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, FNB Corp.’s internal control over financial reporting. FNB Corp. reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness.

The annual report of management on the effectiveness of internal control over financial reporting and the attestation report thereon issued by the Corporation’s independent registered public accounting firm are set forth below under “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of FNB Corp and subsidiaries (the “Corporation”) is responsible for preparing the Corporation’s annual consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting for the Corporation. Management has evaluated the effectiveness of the Corporation’s internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C), as of December 31, 2005 based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Corporation maintained effective internal control over financial reporting as of December 31, 2005. Management has excluded United Financial, Inc., which was acquired by the Corporation on November 4, 2005, from its assessment.

The Corporation’s registered public accounting firm that audited the Corporation’s consolidated financial statements included in this annual report has issued an attestation report on management’s assessment of internal control over financial reporting.

Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the FDIC and the appropriate federal banking agencies. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Corporation complied, in all significant respects, with such laws and regulations and during the year ended December 31, 2005.

FNB Corp.

March 14, 2006

/s/ MICHAEL C. MILLER	/s/ JERRY A. LITTLE
Michael C. Miller	Jerry A. Little
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FNB Corp and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that FNB Corp and Subsidiaries (the “Corporation”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

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

Management has excluded United Financial, Inc., which was acquired by the Corporation on November 4, 2005, from its assessment. Accordingly, we have excluded United Financial, Inc. from our audit of internal control over financial reporting.

A Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Company Improvement Act (FDICIA), management’s assessment and our audit of the Corporation’s internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (form FR Y-9 C). A Corporation’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Corporation’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that FNB Corp and subsidiaries maintained effective internal control over financial reporting as of December 31 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, FNB Corp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of FNB Corp and subsidiaries as of and for the year ended December 31, 2005, and our report dated March 14, 2006, expressed an unqualified opinion on those consolidated financial statements.

We do not express an opinion or any other form of assurance on management’s statement referring to compliance with designated laws and regulations related to safety and soundness.

Raleigh, North Carolina

March 14, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 15, 2006.

FNB Corp.
(Registrant)

By:	/s/ MICHAEL C. MILLER
Michael C. Miller Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 15, 2006.

Signature	Title

/s/ MICHAEL C. MILLER Michael C. Miller	Chairman and President (Principal Executive Officer)

/s/ JERRY A. LITTLE Jerry A. Little	Treasurer and Secretary (Principal Financial and Accounting Officer)

/s/ JACOB F. ALEXANDER III Jacob F. Alexander III	Director

/s/ LARRY E. BROOKS Larry E. Brooks	Director

/s/ JAMES M. CAMPBELL, JR. James M. Campbell, Jr.	Director

/s/ R. LARRY CAMPBELL R. Larry Campbell	Director

/s/ DARRELL L. FRYE Darrell L. Frye	Director

/s/ WILBERT L. HANCOCK Wilbert L. Hancock	Director

/s/ THOMAS A. JORDAN Thomas A. Jordan	Director

/s/ DALE E. KEIGER Dale E. Keiger	Director

/s/ LYNN S. LLOYD Lynn S. Lloyd	Director

Signature	Title

/s/ EUGENE B. MCLAURIN, II Eugene B. McLaurin, II	Director

/s/ R. REYNOLDS NEELY, JR. R. Reynolds Neely, Jr.	Director

/s/ RICHARD K. PUGH Richard K. Pugh	Director

/s/ J. M. RAMSAY III J. M. Ramsay III	Director

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
2.10	Agreement and Plan of Merger dated as of September 18, 2005 by and between the Registrant and Integrity Financial Corporation, incorporated herein by reference to Exhibit 2.11 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2005.

3.10	Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed March 16, 1985.

3.11	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 10, 1988, incorporated herein by reference to Exhibit 19.10 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988.

3.12	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 12, 1998, incorporated herein by reference to Exhibit 3.12 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

3.13	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 23, 2003, incorporated herein by reference to Exhibit 3.13 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2003.

3.20	Amended and Restated Bylaws of the Registrant, adopted July 21, 2005, incorporated herein by reference to Exhibit 3.20 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2005.

4.1	Specimen of Registrant’s Common Stock Certificate, incorporated herein by reference to Exhibit 4 to Amendment No. 1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed April 19, 1985.

4.2	Indenture dated as of November 4, 2005, between FNB Corp. and U.S. Bank, National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report filed November 8, 2005.

4.3	Amended and Restated Declaration of Trust of FNB United Statutory Trust I dated as of November 4, 2005, among FNB Corp., as sponsor, U.S. Bank, National Association, as institutional trustee, and Michael C. Miller and Jerry A. Little, as administrators, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report filed November 8, 2005.

10.10*	Form of Split Dollar Insurance Agreement dated as of November 1, 1987 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 19.20 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988.

10.11*	Form of Amendment to Split Dollar Insurance Agreement dated as of November 1, 1994 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.20*	Stock Compensation Plan as amended effective May 12, 1998, incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

10.21*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.22*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.23*	FNB Corp. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-105442).

Exhibit No.	Description of Exhibit

10.24*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

10.25*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003.

10.30*	Employment Agreement dated as of January 1, 2006 among FNB Corp., First National Bank and Trust Company and Michael C. Miller, incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on January 6, 2006.

10.31*	Carolina Fincorp, Inc. Stock Option Plan (assumed by the Registrant on April 10, 2000), incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-54702).

10.32*	Employment Agreement dated as of April 10, 2000 between First National Bank and Trust Company and R. Larry Campbell, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2000.

10.33*	Nonqualified Supplemental Retirement Plan with R. Larry Campbell, incorporated herein by reference to Exhibit 10(c) to the Annual Report on Form 10-KSB of Carolina Fincorp, Inc. for the fiscal year ended June 30, 1997.

10.34*	Form of Change of Control Agreement between FNB Corp. and certain of its key employees and officers, incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003.

14	Code of Ethics for Senior Financial Officers, incorporated herein by reference to Exhibit 14 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003.

21	Subsidiaries of the Registrant.

23.10	Consent of Independent Registered Public Accounting Firm—Dixon Hughes PLLC

23.11	Consent of Independent Registered Public Accounting Firm—KPMG LLP

31.10	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.11	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, or compensatory plan or arrangement.