Form 10-Q
period 2006-03-31
FNB United Corp.
filed 2006-05-10
CIK 764811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

Commission file number 0-13823

FNB UNITED CORP.

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

The registrant had 11,042,955 shares of $2.50 par value common stock outstanding at May 1, 2006.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FNB United Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31,		December 31, 2005
	2006	2005
	(in thousands, except share and per share data)
ASSETS
Cash and due from banks	$20,751	$13,916	$22,389
Interest-bearing bank balances	1,207	757	2,310
Federal funds sold	17,829	9,884	20,180
Investment securities:
Available for sale, at estimated fair value (amortized cost of $115,237, $75,687 and $110,693)	114,689	76,695	110,918
Held to maturity (estimated fair value of $42,106, $47,868 and $47,508)	43,593	49,206	48,888
Loans:
Loans held for sale	20,822	26,174	17,615
Loans held for investment	799,888	664,463	795,051
Less allowance for loan losses	(9,960)	(7,556)	(9,945)

Net loans	810,750	683,081	802,721

Premises and equipment, net	25,422	17,911	24,670
Goodwill	31,389	16,359	31,381
Other assets	40,638	27,960	38,628

Total Assets	$1,106,268	$895,769	$1,102,085

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$105,824	$81,831	$100,465
Interest-bearing deposits:
Demand, savings and money market deposits	239,648	217,830	252,855
Time deposits of $100,000 or more	234,194	168,767	229,910
Other time deposits	270,895	216,586	258,379

Total deposits	850,561	685,014	841,609
Retail repurchase agreements	15,642	15,026	21,338
Federal Home Loan Bank advances	84,676	68,418	86,225
Other borrowed funds	39,559	35,686	39,004
Other liabilities	11,894	8,704	11,594

Total Liabilities	1,002,332	812,848	999,770

Shareholders’ equity:
Preferred stock - $10.00 par value; authorized 200,000 shares, none issued	—	—	—
Common stock - $2.50 par value; authorized 50,000,000 shares, issued shares - 6,387,146, 5,601,053 and 6,370,486	15,968	14,003	15,926
Surplus	23,870	10,450	23,542
Retained earnings	64,430	57,849	62,711
Accumulated other comprehensive income (loss)	(332)	619	136

Total Shareholders’ Equity	103,936	82,921	102,315

Total Liabilities and Shareholders’ Equity	$1,106,268	$895,769	$1,102,085

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands, except share and per share data)
Interest Income
Interest and fees on loans	$15,206	$10,554
Interest and dividends on investment securities:
Taxable income	1,296	806
Non-taxable income	460	422
Other interest income	164	32

Total interest income	17,126	11,814

Interest Expense
Deposits	5,503	3,030
Retail repurchase agreements	164	79
Federal Home Loan Bank advances	859	644
Federal funds purchased	8	5
Other borrowed funds	511	237

Total interest expense	7,045	3,995

Net Interest Income	10,081	7,819
Provision for loan losses	77	370

Net Interest Income After Provision for Loan Losses	10,004	7,449

Noninterest Income
Service charges on deposit accounts	1,417	1,282
Mortgage loan sales	963	877
Trust and investment services	293	380
Cardholder and merchant services income	369	286
Other service charges, commissions and fees	250	241
Bank owned life insurance	159	144
Other income (charge)	59	(48)

Total noninterest income	3,510	3,162

Noninterest Expense
Personnel expense	5,271	4,397
Net occupancy expense	601	407
Furniture and equipment expense	645	515
Data processing services	593	312
Other expense	2,305	1,591

Total noninterest expense	9,415	7,222

Income Before Income Taxes	4,099	3,389
Income taxes	1,422	1,083

Net Income	$2,677	$2,306

Net income per common share:
Basic	$.42	$.41
Diluted	.42	.40

Weighted average number of shares outstanding:
Basic	6,380,077	5,606,730
Diluted	6,445,107	5,755,682

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Three Months Ended March 31, 2006 and March 31, 2005 (unaudited)

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands, except share and per share data)
Balance, December 31, 2004	5,605,102	$14,013	$10,643	$56,383	$1,108	$82,147
Comprehensive income:
Net income	—	—	—	2,306	—	2,306
Other comprehensive income:
Unrealized securities losses, net of income tax benefit of $307	—	—	—	—	(489)	(489)

Total comprehensive income	—	—	—	—	—	1,817

Cash dividends declared, $.15 per share	—	—	—	(840)	—	(840)
Common stock issued through:
Stock option plan	15,751	39	157	—	—	196
Common stock repurchased	(19,800)	(49)	(350)	—	—	(399)

Balance, March 31, 2005	5,601,053	$14,003	$10,450	$57,849	$619	$82,921

Balance, December 31, 2005	6,370,486	$15,926	$23,542	$62,711	$136	$102,315
Comprehensive income:
Net income	—	—	—	2,677	—	2,677
Other comprehensive income:
Unrealized securities losses, net of income tax benefit of $306	—	—	—	—	(468)	(468)

Total comprehensive income	—	—	—	—	—	2,209

Cash dividends declared, $.15 per share	—	—	—	(958)	—	(958)
Stock option plan:
Proceeds from options exercised	16,660	42	179	—	—	221
Compensation expense recognized	—	—	119	—	—	119
Net tax effect related to stock option exercises	—	—	30	—	—	30

Balance, March 31, 2006	6,387,146	$15,968	$23,870	$64,430	$(332)	$103,936

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Operating Activities:
Net income	$2,677	$2,306
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of premises and equipment	523	406
Provision for loan losses	77	370
Deferred income taxes (benefit)	153	(226)
Deferred loan fees and costs, net	(51)	(25)
Premium amortization and discount accretion of investment securities, net	74	111
Amortization of intangibles	41	13
Stock option compensation expense	119	—
Income from bank owned life insurance	(159)	(144)
Net increase in loans held for sale	(3,206)	(14,526)
Decrease (increase) in other assets	168	(126)
Increase (decrease) in other liabilities	(548)	996

Net Cash Used in Operating Activities	(132)	(10,845)

Investing Activities:
Available-for-sale securities:
Proceeds from maturities and calls	1,098	699
Purchases	(5,657)	(4,462)
Held-to-maturity securities:
Proceeds from maturities and calls	5,661	2,499
Purchases	(425)	(401)
Net increase in loans held for investment	(5,032)	(12,159)
Purchases of premises and equipment	(1,275)	(1,203)
Purchases of SBIC investments	(750)	(250)
Other, net	(83)	91

Net Cash Used in Investing Activities	(6,463)	(15,186)

Financing Activities:
Net increase in deposits	8,973	25,470
Increase (decrease) in retail repurchase agreements	(5,696)	1,208
Decrease in Federal Home Loan Bank advances	(1,500)	(500)
Decrease in federal funds purchased	—	(8,175)
Increase in other borrowed funds	555	13,120
Proceeds from exercise of stock options	221	196
Tax benefit from exercise of stock options	30	—
Common stock repurchased	—	(399)
Cash dividends paid	(1,080)	(841)

Net Cash Provided by Financing Activities	1,503	30,079

Net Increase (Decrease) in Cash and Cash Equivalents	(5,092)	4,048
Cash and cash equivalents at beginning of period	44,879	20,509

Cash and Cash Equivalents at End of Period	$39,787	$24,557

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,987	$3,769
Income taxes	285	396
Noncash transactions:
Foreclosed loans transferred to other real estate	42	532
Unrealized securities losses, net of income tax benefit	(468)	(489)

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

FNB United Corp.(“FNB United”), formerly known as FNB Corp., is a bank holding company whose wholly owned subsidiaries are the First National Bank and Trust Company (“First National Bank”) and Dover Mortgage Company (“Dover”). First National Bank has two wholly owned subsidiaries, First National Investor Services, Inc. and Premier Investment Services, Inc. Through its subsidiaries, FNB United offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers. First National Bank has offices in Alamance, Chatham, Guilford, Montgomery, Moore, Orange, Randolph, Richmond, Rowan and Scotland counties in North Carolina. Dover Mortgage Company operates mortgage production offices in North Carolina at Charlotte, Carolina Beach, Goldsboro, Greensboro, Greenville, Lake Norman, Leland, Raleigh, Waxhaw and Wilmington.

The accompanying consolidated financial statements, prepared without audit, include the accounts of FNB United and its subsidiaries (collectively the “Corporation”). All significant intercompany balances and transactions have been eliminated.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The organization and business of FNB United, accounting policies followed by the Corporation and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Corporation’s 2005 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

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

Pursuant to the terms of the merger, each share of United common stock was converted, at the election of the shareholder, into either: (1) $14.25 in cash, (2) 0.6828 shares of FNB United common stock, or (3) $4.99 in cash and 0.4438 shares of FNB United common stock, the overall conversion of stock being limited to 65% of United shares. The aggregate purchase price was $22,708,000, consisting of $8,201,000 of cash payments and 728,625 shares of FNB United common stock valued at $14,507,000.

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

Integrity Financial Corporation

On September 18, 2005, the Corporation entered into a definitive merger agreement to acquire Integrity Financial Corporation (“Integrity”), headquartered in Hickory, North Carolina and the holding company for First Gaston Bank of North Carolina. Integrity’s second subsidiary bank, Catawba Valley Bank, was merged into First Gaston Bank effective January 5, 2006. On March 15, 2006, the shareholders of FNB United and Integrity voted to approve the merger. The merger of the holding companies was effected on April 28, 2006 through the conversion of each share of Integrity stock into 0.8743 shares of FNB United common stock and $5.20 in cash. The merger will be accounted for using the purchase method of accounting for business combinations. FNB Corp. changed its name to FNB United Corp. in the merger. First Gaston Bank is expected to be merged with and into First National Bank in the third quarter of 2006. At December 31, 2005, Integrity operated seventeen offices through First Gaston Bank and Catawba Valley Bank and had approximately $662,000,000 in total assets, $551,000,000 in deposits and $67,000,000 in shareholders’ equity. The goodwill and core deposit intangible expected to result from the merger are approximately $76,000,000 and $8,000,000, respectively.

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

	Three Months Ended March 31,
	2006	2005
Basic EPS denominator - Weighted average number of common shares outstanding	6,380,077	5,606,730
Dilutive share effect arising from assumed exercise of stock options	65,030	148,952

Diluted EPS denominator	6,445,107	5,755,682

For the three months ended March 31, 2006 and 2005, there were 152,718 and 161,262 stock options, respectively, that were antidilutive since the exercise price exceeded the average market price. These common stock equivalents were omitted from the calculations of diluted EPS for their respective periods.

5.	Stock-Based Compensation

Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment”, (“SFAS 123R”) which was issued by the FASB in December 2004. SFAS No. 123R revises FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Corporation adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, compensation expense is required to be recorded for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS No. 123R, the Corporation used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the common stock on the date of grant.

As of March 31, 2006, The Corporation has three share-based compensation plans in effect. The compensation cost charged against income for those plans for the three months ended March 31, 2006 was $119,000 and the related deferred tax benefit was $7,000.

The Corporation adopted stock compensation plans in 1993 and 2003 that allow for the granting of incentive and nonqualified stock options to key employees and directors. The 2003 stock compensation plan also allows for the granting of restricted stock. Under terms of both the 1993 and

2003 plans, options are granted at prices equal to the fair market value of the common stock on the date of grant. Options become exercisable after one year in equal, cumulative installments over a five-year period. No option shall expire later than ten years from the date of grant. No further grants can be made under the 1993 stock compensation plan after March 10, 2003. Based on the stock options outstanding at March 31, 2006, a maximum of 394,795 shares of common stock has been reserved for issuance under the 1993 stock compensation plan. A maximum of 420,000 shares of common stock has been reserved for issuance under the 2003 stock compensation plan. At March 31, 2006, there were 105,700 shares available under the 2003 plan for the granting of additional options.

The Corporation assumed a stock compensation plan in its merger acquisition of Carolina Fincorp in 2000. One grant of qualified and nonqualified stock options was made under the plan in 1999 to key employees and directors at a price equal to fair market value on the date of grant. No additional grants will be made under the plan. Based on the stock options outstanding at March 31, 2006, a maximum of 41,008 shares of common stock has been reserved for issuance under the stock compensation plan.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based on the historical volatility of the Corporation’s common stock over approximately the previous 6 years. The expected life of the options has historically been considered to be approximately 6 years. The expected dividend yield is based upon the current yield in effect at the date of grant. Forfeitures are estimated at a 3.00% rate, adjusted to 1.75% for 5-year vesting.

There were no options granted during the three months ended March 31, 2006 and the three months ended March 31, 2005.

The following is a summary of stock option activity for the three months ended March 31, 2006:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	768,963	$16.54
Granted	—	—
Exercised	(16,660)	13.28
Forfeited	(2,200)	19.72

Outstanding at March 31, 2006	750,103	16.61	$2,858

Options exercisable at March 31, 2006	467,503	14.77	2,641

At March 31, 2006, information concerning stock options outstanding and exercisable is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 9.82 - 11.75	200,078	4.33	$11.35	200,078	$11.35
14.00 - 14.13	85,325	2.39	14.07	85,325	14.07
15.00 - 19.82	311,200	7.55	18.00	119,000	17.10
20.00 - 27.00	153,500	7.62	22.03	63,100	22.14

	750,103	6.12	16.61	467,503	14.77

For the three months ended March 31, 2006 and 2005, the intrinsic value of options exercised was $43,000 and $121,000, respectively, and the grant-date fair value of options vested was $3,000 and $3,000, respectively.

The cash proceeds from option exercises for the three months ended March 31, 2006 amounted to $221,000 and the related tax benefit recorded in shareholders’ equity for the tax deduction realized from these option exercises amounted to $30,000.

As of March 31, 2006, there was $1,340,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Corporation’s stock benefit plans. That cost is expected to be recognized over a weighted-average period of 3.1 years.

The Corporation funds the option shares from authorized but unissued shares. The Corporation does not typically purchase shares to fulfill the obligations of the stock benefit plans. Corporation policy does not currently allow option holders to exercise options with seasoned shares.

The adoption of SFAS No. 123R and its fair value compensation cost recognition provisions are different from the non-recognition provisions under SFAS No. 123 and the intrinsic value method for compensation cost allowed APB No. 25. The effect (increase/(decrease)) of the adoption of SFAS No. 123R for the three months ended March 31, 2006 (in thousands, except per share data) is as follows:

Income before income taxes	$(119)
Net income	(112)

Cash flow from operating activities	(30)
Cash flow provided by financing activities	30

Net income per share:
Basic	(.02)
Diluted	(.01)

The following illustrates the effect on net available to common stockholders if the Corporation had applied the fair value recognition provisions of SFAS No. 123 to the results for the three months ended March 31, 2005 (in thousands, except per share data):

Net income, as reported	$2,306
Add: Stock-based employee compensation expense included in reported net income, net of related income tax effects	—
Less: Stock-based compensation determined under fair value based method of all awards, net of related income taxes	(98)

Net income, pro forma	$2,208

Net income per share:
Basic:
As reported	$.41
Pro forma	.39

Diluted:
As reported	.40
Pro forma	.38

6.	Loans

Loans as presented are reduced by net deferred loan fees of $889,000, $965,000 and $939,000 at March 31, 2006, March 31, 2005 and December 31, 2005, respectively.

7.	Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Balance at beginning of period	$9,945	$7,293
Charge-offs	549	196
Recoveries	487	89

Net loan charge-offs	62	107
Provision for loan losses	77	370

Balance at end of period	$9,960	$7,556

8.	Supplementary Income Statement Information

Significant components of other expense were as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Stationery, printing and supplies	$279	$180
Professional fees	206	118
Communications	185	132
Advertising and marketing	180	201

9.	Postretirement Employee Benefit Plans

Information concerning the net periodic cost of the Corporation’s postretirement benefit plans is as follows:

	Three Months Ended March 31, 2006
	Pension Plan	Supplemental Executive Retirement Plan	Other Postretirement Defined Benefit Plans
	(in thousands)
Service cost	$201	$25	$22
Interest cost	163	23	22
Expected return on plan assets	(224)	—	—
Amortization of prior service cost	7	12	—
Amortization of transition obligation	—	—	5
Recognized net actuarial loss	48	8	3

Net periodic postretirement benefit cost	$195	$68	$52

	Three Months Ended March 31, 2005
	Pension Plan	Supplemental Executive Retirement Plan	Other Postretirement Defined Benefit Plans
	(in thousands)
Service cost	$159	$17	$17
Interest cost	156	19	21
Expected return on plan assets	(207)	—	—
Amortization of prior service cost	7	12	2
Amortization of transition obligation	—	—	5
Recognized net actuarial loss	38	5	3

Net periodic postretirement benefit cost	$153	$53	$48

Due to the significant contributions $530,000 and $2,175,000 made in 2005 and 2004, respectively, the Corporation does not expect to contribute any funds to its pension plan in 2006. The other postretirement benefit plans are unfunded plans; and consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.

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

For the three months ended March 31, 2006 and 2005, the interest rate swap resulted in a net increase of $21,000 and a net reduction of $13,000, respectively, in the interest expense that would otherwise have been reported for the FHLB advance. The fair value of the swap at March 31, 2006 was recorded on the consolidated balance sheet as a liability in the amount of $345,000, offset by a valuation adjustment in the same amount to the FHLB advance.

The Corporation has also identified the following derivative instruments which were recorded on the consolidated balance sheet at March 31, 2006: commitments to originate fixed rate residential mortgage loans and forward sales commitments.

Dover Mortgage Company originates certain fixed rate residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a fixed rate residential mortgage loan with a potential borrower and the time the closed loan is sold, the Corporation is subject to variability in market prices related to these commitments. The Corporation believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate fixed rate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate fixed rate residential mortgage loans totaled $32,560,000 at March 31, 2006, and the related forward sales commitments totaled $32,560,000. Loans held for sale by Dover Mortgage Company totaled $19,572,000 at March 31, 2006, and the related forward sales commitments totaled $19,572,000.

First National Bank had loans held for sale of $1,250,000 at March 31, 2006. Binding commitments of First National Bank for the origination of mortgage loans intended to be held for sale at March 31, 2006 were not material.

11.	Recently Adopted Accounting Pronouncements

In November 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-01”). EITF 03-01 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. In September 2004, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP EITF 03-1-b”) to delay the requirement to record impairment losses under EITF 03-1. The guidance also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requirements for disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, which addresses the determination as to when an investment is considered impaired. This FSP nullifies certain requirements of EITF 03-01 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” This FSP is to be applied to reporting periods beginning after December 15. 2005. The Corporation adopted the provisions of FSP FAS 115-1 on January 1, 2006 with no effect on its consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment”, which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award (presumptively the vesting period). SFAS No. 123R sets accounting requirements for “share-based” compensation to employees, including employee-stock purchase plans (“ESPPs”). Awards to most nonemployee directors will be accounted for as employee awards. This Statement was to be effective for public companies that do not file as small business issuers as of the beginning of interim or annual reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued Release No. 2005-57, which defers the effective date of SFAS No. 123R for many registrants. Registrants that do not file as small business users must adopt SFAS No. 123R as of the beginning of their first annual period beginning after June 15, 2005. The Corporation adopted the provisions of SFAS No. 123R on January 1, 2006 as discussed in Note 4 above.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which contains guidance on applying the requirements in SFAS No. 123R. SAB 107 provides guidance on valuation techniques, development of assumptions used in valuing employee share options and related MD&A disclosures. SAB 107 is effective for the period in which SFAS No. 123R is adopted. In conjunction with the adoption of SFAS No. 123R on January 1, 2006, the Corporation adopted the provisions of SAB 107.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Corporation adopted the provisions of SFAS No. 154 on January 1, 2006 with no effect on its consolidated financial statements.

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

	Three Months Ended March 31, 2006
	First National Bank	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$16,935	$191	$—	$17,126
Interest expense	6,570	169	306	7,045

Net interest income	10,365	22	(306)	10,081
Provision for loan losses	77	—	—	77

Net interest income after provision for loan losses	10,288	22	(306)	10,004
Noninterest income	2,621	831	58	3,510
Noninterest expense	8,501	846	68	9,415

Income (loss) before income taxes	4,408	7	(316)	4,099
Income taxes (benefit)	1,523	9	(110)	1,422

Net income (loss)	$2,885	$(2)	$(206)	$2,677

Total assets	$1,081,019	$25,008	$241	$1,106,268
Net loans	791,178	19,572	—	810,750
Goodwill	27,605	3,784	—	31,389

	Three Months Ended March 31, 2005
	First National Bank	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$11,652	$162	$—	$11,814
Interest expense	3,758	118	119	3,995

Net interest income	7,894	44	(119)	7,819
Provision for loan losses	370	—	—	370

Net interest income after provision for loan losses	7,524	44	(119)	7,449
Noninterest income	2,470	729	(37)	3,162
Noninterest expense	6,306	928	(12)	7,222

Income (loss) before income taxes	3,688	(155)	(144)	3,389
Income taxes (benefit)	1,190	(58)	(49)	1,083

Net income (loss)	$2,498	$(97)	$(95)	$2,306

Total assets	$864,706	$30,662	$401	$895,769
Net loans	657,699	25,382	—	683,081
Goodwill	12,583	3,776	—	16,359

13.	Comprehensive Income

For the three months ended March 31, 2006 and 2005, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $2,209,000 and $1,817,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to assist in the understanding and evaluation of the financial condition, changes in financial condition and results of operations of FNB United Corp. (“FNB United” or the “Parent Company”), formerly known as FNB Corp. prior to April 28, 2006, and its wholly owned subsidiaries, First National Bank and Trust Company (“First National Bank”) and Dover Mortgage Company (“Dover”), collectively referred to as the “Corporation”. This discussion should be read in conjunction with the financial information appearing elsewhere in this report.

Overview

Description of Operations

FNB United is a bank holding company with a full-service subsidiary bank, First National Bank, that offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers. First National Bank has offices in Alamance, Chatham, Guilford, Montgomery, Moore, Orange, Randolph, Richmond, Rowan and Scotland counties in North Carolina. On April 28, 2006, FNB United acquired a second bank subsidiary, First Gaston Bank of North Carolina, through its merger with Integrity Financial Corporation, as discussed below.

Additionally, FNB United has a mortgage banking subsidiary, Dover Mortgage Company, that originates, underwrites and closes loans for sale into the secondary market. Dover operates mortgage production offices in North Carolina at Charlotte, Carolina Beach, Goldsboro, Greensboro, Greenville, Kernersville, Lake Norman, Leland, Raleigh, Waxhaw and Wilmington.

For business segment information related to the financial performance of First National Bank and Dover Mortgage Company, see Note 12 to the Consolidated Financial Statements.

Merger Acquisition of United Financial, Inc. in 2005

On November 4, 2005, the Corporation completed a merger for the acquisition of United Financial, Inc. (“United”), holding company for Alamance Bank, headquartered in Graham, North Carolina. At the date of merger, Alamance Bank operated three offices and, based on estimated fair values, had $163,858,000 in total assets, $96,624,000 in loans and $112,961,000 in deposits. On February 1, 2006, Alamance Bank was merged into First National Bank. Pursuant to the terms of the merger, each share of United common stock was converted, at the election of the shareholder, into either: (1) $14.25 in cash, (2) 0.6828 shares of FNB United common stock, or (3) $4.99 in cash and 0.4438 shares of FNB United common stock, the overall conversion of stock being limited to 65% of United shares. The aggregate purchase price was $22,708,000, consisting of $8,201,000 of cash payments and 728,625 shares of FNB United common stock valued at $14,507,000. The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Alamance Bank were recorded based on estimated fair values as of November 4, 2005, with the estimate of goodwill being subject to possible adjustment during the one-year period from that date. The consolidated financial statements include the results of operations of Alamance Bank since November 4, 2005.

Merger Acquisition of Integrity Financial Corporation in 2006

On September 18, 2005, the Corporation entered into a definitive merger agreement to acquire Integrity Financial Corporation (“Integrity”), headquartered in Hickory, North Carolina and the holding company for First Gaston Bank of North Carolina. Integrity’s second subsidiary bank, Catawba Valley Bank, was merged into First Gaston Bank effective January 5, 2006. On March 15, 2006, the shareholders of FNB United and Integrity voted to approve the merger. The merger of the holding companies was effected on April 28, 2006 through the conversion of each share of Integrity stock into 0.8743 shares of FNB United common stock and $5.20 in cash. The merger will be accounted for using the purchase method of accounting for business combinations. FNB Corp. changed its name to FNB United Corp. in the merger. First Gaston Bank is expected to be merged with and into First National Bank in the third quarter of 2006. At December 31, 2005, Integrity operated seventeen offices through First Gaston Bank and Catawba Valley Bank and had approximately $662,000,000 in total assets, $551,000,000 in deposits and $67,000,000 in shareholders’ equity. The goodwill and core deposit intangible expected to result from the merger are approximately $76,000,000 and $8,000,000, respectively.

Primary Financial Data for 2006

The Corporation earned $2,677,000 in the first quarter of 2006, a 16.1% increase from earnings of $2,306,000 in the same period of 2005. Basic earnings per share increased from $.41 to $.42 and diluted earnings per share increased from $.40 to $.42 for percentage increases of 2.4% and 5.0%, respectively. As noted above, Alamance Bank was acquired through merger effective November 4, 2005, impacting both net income and the calculation of earnings per share since the acquisition date and also the comparability of operating results on a year-to-date basis between 2006 and 2005 (see Note 12 to the Consolidated Financial Statements for business segment information and also below in “Significant Factors Affecting Earnings in 2006 and 2005”). Largely reflecting the Alamance Bank acquisition, which added $163,168,000 or approximately 17.5% to total assets at the time of acquisition, total assets were $1,106,268,000 at March 31, 2006, up 23.5% from March 31, 2005 and 0.4% from December 31, 2005. Loans amounted to $820,710,000 at March 31, 2006, increasing 18.8% from March 31, 2005 and 1.0% from December 31, 2005. Total deposits were up 24.2% from March 31, 2005 and 1.1% from December 31, 2005, amounting to $850,561,000 at March 31, 2006.

Significant Factors Affecting Earnings in 2006 and 2005

The acquisition of Alamance Bank has affected the comparability of operating results, as the consolidated financial statements include the results of operations of Alamance Bank since November 4, 2005 and prior period financial information has not been restated. Consequently, the results of operations for the first quarter of 2006 include the results of the former Alamance Bank operations while the results of the first quarter of 2005 do not. As noted above, the Alamance acquisition added approximately 17.5% to total assets at the time of acquisition.

The comparability of operating results has also been impacted by the adoption in the second quarter of 2005 of new regulatory guidance on the accounting for courtesy overdraft programs. The initial result from adoption of this guidance was a $324,000 increase in the provision for loan losses in the second quarter of 2005, the effect of which was partially offset by a $156,000 increase in income from service charges on deposit accounts. In periods subsequent to the second quarter of 2005, the regulatory guidance on accounting for courtesy overdraft programs will have a continuing effect on the results of operations by increasing the level of both the provision for loan losses and income from service charges on deposit accounts, although these effects should tend to be offsetting with only a minor impact on net income. The total increase in the provision for loan losses in 2005 due to the new regulatory guidance was $712,000 and for the first quarter of 2006 was $45,000.

As discussed in Note 5 to the Consolidated Financial Statements, effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment”, which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award (presumptively the vesting period). As a result of this adoption, stock-based compensation in the amount of $119,000, related to stock options previously granted, was charged against income in the first quarter of 2006. The related deferred tax benefit was $7,000. Prior to the adoption of SFAS No. 123R, the Corporation used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the common stock on the date of grant.

Prime rate increases resulting from the tightening measures utilized by the Federal Reserve for monetary policy purposes since mid-2004 have tended to improve the yield on earning assets, although the cost of funds is being impacted by the general increase in interest rates. Net interest income increased $2,262,000 or 28.9% in the first quarter of 2006 compared to the same period in 2005, reflecting the effect of a 22.6% increase in the level of average earning assets coupled with an increase in the net interest margin, stated on a taxable equivalent basis, from 4.08% in 2005 to 4.26% in 2006.

Noninterest expense increased $2,193,000 or 30.4% in the first quarter of 2006 compared to the same period in 2005, due largely to the addition of Alamance Bank as discussed above and also by the cost of certain integration and data and other systems conversions which resulted from the merger of Alamance Bank with and into First National Bank effective February 1, 2006.

Critical Accounting Policies

The Corporation’s significant accounting policies are set forth in Note 1 to the Consolidated Financial Statements contained in the Form 10-K Annual Report for the fiscal year ended December 31, 2005. Of these significant accounting policies, the Corporation considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management’s most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Corporation has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation’s assessments may be impacted in future periods by changes in economic conditions, the results of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation’s allowance for loan losses and related matters, see “Asset Quality”.

Earnings Review

The Corporation’s net income increased $371,000 or 16.1% in the first quarter of 2006 compared to the same period of 2005. Earnings were positively impacted in the first quarter of 2006 by increases of $2,262,000 or 28.9% in net interest income and $348,000 in noninterest income and by a $293,000 reduction in the provision for loan losses, which gains were significantly offset by a $2,193,000 increase in noninterest expense. Certain factors specifically affecting the elements of income and expense and the comparability of operating results for the first quarter periods of 2006 and 2005 were discussed in the “Overview – Significant Factors Affecting Earnings in 2006 and 2005”.

On an annualized basis, return on average assets decreased from 1.05% in the first quarter of 2005 to 0.98% in the first quarter of 2006. Return on average shareholders’ equity decreased from 11.03% to 10.26% in comparing the same periods. In the first quarter of 2006, return on tangible assets and equity (calculated by deducting average goodwill and core deposit premiums from average assets and from average equity) amounted to 1.01% and 14.91%, respectively.

Net Interest Income

Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

Net interest income was $10,081,000 in the first quarter of 2006 compared to $7,819,000 in the same period of 2005. This increase of $2,262,000 or 28.9% resulted from a 22.6% increase in the level of average earning assets coupled with an improvement in the net yield on earning assets, or net interest margin, from 4.08% in 2005 to 4.26% in 2006. On a taxable equivalent basis, the increase in net interest income in the first quarter of 2006 was $2,285,000, reflecting changes in the relative mix of taxable and non-taxable earning assets in each period.

Table 1 on page 30 sets forth for the periods indicated information with respect to the Corporation’s average balances of assets and liabilities, as well as the total dollar amounts of interest income (taxable equivalent basis) from earning assets and interest expense on interest-bearing liabilities, resultant rates earned or paid, net interest income, net interest spread and net yield on earning assets. Net interest spread refers to the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. Net yield on earning assets, or net interest margin, refers to net interest income divided by average earning assets and is influenced by the level and relative mix of earning assets and interest-bearing liabilities. Changes in net interest income on a taxable equivalent basis, as measured by volume and rate variances, are also analyzed in Table 1. Volume refers to the average dollar level of earning assets and interest-bearing liabilities.

Changes in the net interest margin and net interest spread tend to correlate with movements in the prime rate of interest. There are variations, however, in the degree and timing of rate changes, compared to prime, for the different types of earning assets and interest-bearing liabilities.

Following a generally low-rate environment for interest rates both earned and paid by the Corporation, the Federal Reserve took action to raise the level of interest rates by 25 basis points at the end of June 2004, due to concern about increasing inflationary pressures, causing the prime rate to increase to 4.25% in July 2004. Four additional rate increases of 25 basis points each during the second six months of 2004, eight more such rate increases in 2005 and two more in 2006 have raised the prime rate to the 7.75% level at March 31, 2006. The prime rate averaged 4.12% in 2003, rising to 4.33% in 2004 and 6.15% in 2005.

The prime rate averaged 7.39% in the first quarter of 2006 compared to 5.34% in the first quarter of 2005. The net interest spread, in comparing first quarter periods, increased by 10 basis points from 3.80% in 2005 to 3.90% in 2006, reflecting the effect of an increase in the average total yield on earning assets that more than offset the increase in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets increased by 107 basis points from 6.09% in 2005 to 7.16% in 2006, while the cost of funds increased by 97 basis points from 2.29% to 3.26%.

Provision for Loan Losses

This provision is the charge against earnings to provide an allowance or reserve for probable losses inherent in the loan portfolio. The amount of each period’s charge is affected by several considerations including management’s evaluation of various risk factors in determining the adequacy of the allowance (see “Asset Quality”), actual loan loss experience and loan portfolio growth. Earnings were positively impacted in the first quarter of 2006, compared to the same period of 2005, by a $293,000 reduction in the provision for loan losses. This reduction reflected in part a smaller increase in loans held for investment in the 2006 first quarter compared to the 2005 first quarter. As discussed in the “Overview – Significant Factors Affecting Earnings in 2006 and 2005”, the provision for loan losses has been affected by the adoption in the second quarter of 2005 of new regulatory guidance on the accounting for courtesy overdraft programs, resulting in a $45,000 provision increase in the first quarter of 2006. Further effects from adoption of the new regulatory guidance are discussed in the “Overview”.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.25% at March 31, 2006, 1.14% at March 31, 2005 and 1.25% at December 31, 2005. The allowance percentage has increased based on the results from application of the allowance model that assigns reserves to various components of the loan portfolio in order to provide for probable inherent losses and also from the effect of the relative allowance level assigned to the loans of Alamance Bank, which was acquired on November 4, 2005 as discussed in the “Overview”.

Noninterest Income

Noninterest income increased $348,000 or 11.0% in the first quarter of 2006 compared to the same period of 2005, reflecting in part the acquisition of Alamance Bank on November 4, 2005 as discussed in the “Overview – Significant Factors Affecting Earnings in 2006 and 2005”. The increase in service charges on deposit accounts was due mainly to the adoption in the second quarter of 2005 of new regulatory guidance on the accounting for courtesy overdraft programs as also discussed in the “Overview – Significant Factors Affecting Earnings in 2006 and 2005”. The decrease in income from trust and investment services was largely related to the general decrease in the volume of sales of annuity products.

Noninterest Expense

Noninterest expense was $2,193,000 or 30.4% higher in the first quarter of 2006 compared to the same period of 2005, due largely to the acquisition of Alamance Bank on November 4, 2005 and the costs associated with its merger with and into First National bank effective February 1, 2006 as discussed in the “Overview – Significant Factors Affecting Earnings in 2006 and 2005”. Similarly, the opening of a new branch office in Greensboro, North Carolina in January 2006 increased noninterest expense in the first quarter of 2006 compared to the same period of 2005. Personnel expense was also impacted in the 2006 first quarter by the adoption of SFAR No. 123R which requires the recognition of stock-based compensation as discussed in the “Overview – Significant Factors Affecting Earnings in 2006 and 2005”.

Income Taxes

The effective income tax rate increased from 32.0% in the first quarter of 2005 to 34.7% in the same period of 2006 due principally to the significant increase in the ratio of taxable to non-taxable income. Additionally, the effective federal income tax rate increased from 34% in 2005 to 35% in 2006.

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

Commitments, Contingencies and Off-Balance Sheet Risk

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at March 31, 2006 are discussed below.

Commitments by First National Bank to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At March 31, 2006, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $198,012,000. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

First National Bank issues standby letters of credit whereby it guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to standby letters of credit was $6,197,000 at March 31, 2006 and $6,445,000 at March 31, 2005. Due to insignificance, the Corporation has recorded no liability at March 31, 2006 for the current carrying amount of the obligation to perform as a guarantor.

Dover Mortgage Company originates certain fixed rate residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a fixed rate residential mortgage loan with a potential borrower and the time the closed loan is sold, the Corporation is subject to variability in market prices related to these commitments. The Corporation believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate fixed rate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate fixed rate residential mortgage loans totaled $32,560,000 at March 31, 2006, and the related forward sales commitments totaled $32,560,000. Loans held for sale by Dover Mortgage Company totaled $19,572,000 at March 31, 2006, and the related forward sales commitments totaled $19,572,000.

First National Bank had loans held for sale of $1,250,000 at March 31, 2006. Binding commitments of First National Bank for the origination of mortgage loans intended to be held for sale at March 31, 2006 were not material.

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

The Corporation’s balance sheet was asset-sensitive at March 31, 2006. An asset-sensitive position means that, for cumulative gap measurement periods of one year or less, there are more assets than liabilities subject to immediate repricing as market rates change. Because immediately rate sensitive assets exceed rate sensitive interest-bearing liabilities, the earnings position could improve in a rising rate environment and could deteriorate in a declining rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

Capital Adequacy

Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders’ equity and qualifying amounts of perpetual preferred stock and trust preferred securities, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock, trust preferred securities and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution’s ongoing trading activities. At March 31, 2006, FNB United and First National Bank were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital. Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%. At March 31, 2006, FNB United and First National Bank had total capital ratios of 10.99% and 10.76%, respectively, and Tier 1 capital ratios of 9.90% and 9.67%.

The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At March 31, 2006, FNB United and First National Bank had leverage capital ratios of 8.63% and 8.47%, respectively.

First National Bank is also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, a bank must have a minimum ratio for total capital of 10.00%, for Tier 1 capital of 6.00% and for leverage capital of 5.00%. As noted above, First National Bank met all of those ratio requirements at March 31, 2006 and, accordingly, is well-capitalized under the regulatory framework for prompt corrective action.

Balance Sheet Review

The growth in total assets at March 31, 2006 compared to March 31, 2005 largely reflected the acquisition of Alamance Bank on November 4, 2005, as discussed in the “Overview”. Significant estimated fair values initially recorded for Alamance Bank included total assets of $163,668,000, investment securities of $34,712,000, loans of $96,624,000, deposits of $112,961,000 and Federal Home Loan Bank advances of $21,866,000. Total assets at March 31, 2006 were $210,499,000 or 23.5% higher than at March 31, 2005 and were $4,183,000 or 0.4% higher than at December 31, 2005. By similar comparison, deposits were ahead by $165,547,000 or 24.2% and $8,952,000 or 1.1%. Average assets increased 24.5% in the first quarter of 2006 compared to the same period of 2005, while average deposits increased 24.0%.

Investment Securities

Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. During the twelve-month period ended March 31, 2006, there was a net increase of $32,381,000 or 25.7% in the level of investment securities, due primarily to the addition of $34,712,000 in investment securities from the Alamance Bank acquisition on November 4, 2005, as discussed in the “Balance Sheet Review”. There was a net reduction in the level of investment securities of $1,524,000 or 1.0% during the first quarter of 2006. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs.

Loans

The Corporation’s primary source of revenue and largest component of earning assets is the loan portfolio. During the twelve-month period ended March 31, 2006, loans increased $130,073,000 or 18.8%, due largely to the addition of $96,624,000 in loans from the Alamance Bank acquisition on November 4, 2005, as discussed in the “Balance Sheet Review”. The net loan increase during the first quarter of 2006 was $8,044,000 or 1.0%. Average loans were $134,105,000 or 19.9% higher in the first quarter of 2006 than in the same period of 2005. The ratio of average loans to average deposits, in comparing first quarter periods, decreased from 100.1% in 2005 to 96.8% in 2006. The ratio of loans to deposits at March 31, 2006 was 96.5%.

Loan growth during the twelve-month period ended March 31, 2006, including the loans added by the Alamance Bank acquisition, was primarily due to increases in the portfolios related to commercial and other real estate loans, construction loans and 1-4 family residential mortgage loans. During the first quarter of 2006, loan growth primarily resulted from these same portfolios.

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

At March 31, 2006, the Corporation had impaired loans which totaled $206,000, of which, loans totaling $118,000 were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $93,000. At March 31, 2005, the Corporation had impaired loans which totaled $1,084,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $399,000. At December 31, 2005, the Corporation had no loans that were considered to be impaired.

At March 31, 2006, nonperforming loans were $10,100,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $8,549,000 and $1,551,000, respectively. At March 31, 2005, nonperforming loans were $5,773,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $5,336,000 and $437,000, respectively. At December 31, 2005, nonperforming loans were $6,046,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $5,398,000 and $648,000, respectively.

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

Earnings were positively impacted in the first quarter of 2006, compared to the same period of 2005, by a $293,000 reduction in the provision for loan losses. This reduction reflected in part a smaller increase in loans held for investment in the 2006 first quarter compared to the 2005 first quarter. As discussed in the “Overview – Significant Factors Affecting Earnings in 2006 and 2005”, the provision for loan losses has been affected by the adoption in the second quarter of 2005 of new regulatory guidance on the accounting for courtesy overdraft programs, resulting in a $45,000 provision increase in the first quarter of 2006. Further effects from adoption of the new regulatory guidance are discussed in the “Overview”.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.25% at March 31, 2006, 1.14% at March 31, 2005 and 1.25% at December 31, 2005. The allowance percentage has increased based on the results from application of the allowance model that assigns reserves to various components of the loan portfolio in order to provide for probable inherent losses and also from the effect of the relative allowance level assigned to the loans of Alamance Bank, which was acquired on November 4, 2005 as discussed in the “Overview”.

Management believes the allowance for loan losses of $9,960,000 at March 31, 2006 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment.

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

The following table presents an analysis of the changes in the allowance for loan losses. As noted above and in the “Overview”, new regulatory guidance adopted in the second quarter of 2005 on the accounting for courtesy overdraft programs has tended to increase the provision for loan losses. This same regulatory guidance has also increased the level of both loan charge-offs and loan recoveries as noted in the comparison below of the first quarter of 2006 and the first quarter of 2005, although the effect of these increases is largely offsetting.

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Balance at beginning of period	$9,945	$7,293
Charge-offs	549	196
Recoveries	487	89

Net loan charge-offs	62	107
Provision for loan losses	77	370

Balance at end of period	$9,960	$7,556

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

The level and mix of deposits has been specifically affected by the addition of $112,961,000 in deposits from the Alamance Bank acquisition on November 4, 2005, as discussed in the “Balance Sheet Review”. Total deposits increased $165,547,000 or 24.2% during the twelve-month period ended March 31, 2006 and $8,952,000 or 1.1% during the first quarter of 2006. Significant increases by deposit category for the twelve-month period ended March 31, 2006 were as follows: $23,993,000 for noninterest-bearing demand deposits, $18,069,000 for interest-bearing demand deposits and $119,736,000 for time deposits. The level of total time deposits is affected by changes in the level of time deposits obtained from governmental units, these latter deposits amounting to $76,797,000, $71,684,000 and $72,710,000 at March 31, 2006, March 31, 2005 and December 31, 2005, respectively.

Business Development Matters

As discussed in the “Overview” and in Note 3 to the Consolidated Financial Statements, the Corporation completed a merger on November 4, 2005 for the acquisition of United Financial, Inc., holding company for Alamance Bank, headquartered in Graham, North Carolina, in a transaction accounted for using the purchase method of accounting for business combinations. On February 1, 2006, Alamance Bank was merged with and into First National Bank.

As discussed in the “Overview” and in Note 3 to the Consolidated Financial Statements, the Corporation completed a merger on April 28, 2006 for the acquisition of Integrity Financial Corporation (“Integrity”), headquartered in Hickory, North Carolina and the holding company for First Gaston Bank. First Gaston Bank is expected to be merged with and into First National Bank in the third quarter of 2006.

In conjunction with the completion of the Integrity merger, FNB United’s wholly owned and newly formed subsidiary, FNB United Statutory Trust II, issued $30,000,000 of trust preferred securities on April 27, 2006. The proceeds of the trust preferred securities, along with the proceeds of $928,000 received by the trust from the issuance of its common securities to FNB United, were used to purchase $30,928,000 of FNB

United’s junior subordinated debt securities. The proceeds of FNB United’s junior subordinated debt securities are primarily being used to fund the cash portion of the merger consideration to the former Integrity shareholders. The trust preferred securities bear interest at a variable rate based on the three-month LIBOR rate plus 1.32% and mature on June 30, 2036, but may be redeemed at the option of FNB United beginning on June 30, 2011.

In August 2003, First National Bank received regulatory approval for relocation of its existing branch office in Randleman, North Carolina. The new office, which opened for business in August 2005, represents a move from an owned facility that is expected to be disposed of.

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

In June 2005, First National Bank received regulatory approval for the establishment of a second branch office in Salisbury, North Carolina. Construction of this full-service banking office, which will be a leased facility, is expected to be completed in the third quarter of 2006.

In 2005, Dover Mortgage Company opened new mortgage production offices in North Carolina at Greensboro and Waxhaw.

Accounting Pronouncement Matters

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS No. 155), “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”, which is effective for fiscal years beginning after September 15, 2006. SFAS No. 155 was issued to clarify the application of SFAS No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. The Corporation is currently evaluating SFAS No.155 to determine the potential impact, if any, on its consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS No. 156”), “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”, which is effective for fiscal years beginning after September 15, 2006. SFAS No. 156 was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Corporation is currently evaluating SFAS No. 156 to determine the potential impact, if any, on its consolidated financial statements.

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

Cautionary Statement for Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as “believes”, “expects”, “plans”, “projects”, “goals”, “estimates”, “may”, “could”, “should”, or “anticipates” or the negative thereof or other variations thereon of comparable terminology, or by discussions of strategy that involve risks and uncertainties. In addition, from time to time, the Corporation or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Corporation with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Corporation. Forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Corporation wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect the Corporation’s actual results, causing actual results to differ materially from those in any forward-looking statement. These factors include: (i) expected cost savings from the mergers described in the Overview may not materialize within the expected time frame, (ii) revenues following the mergers may not meet expectations, (iii) costs or difficulties related to the integration of the businesses of FNB United and Integrity may be greater than anticipated, (iv) competitive pressure in the banking industry or in the Corporation’s markets may increase significantly, (v) changes in the interest rate environment may reduce margins, (vi) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration, (vii) changes may occur in banking legislation and regulation, (viii) changes may occur in general business conditions and (ix) changes may occur in the securities markets. Readers should also consider information on risks and uncertainties contained in the discussions of competition, supervision and regulation, and effect of governmental policies contained in the Corporation’s most recent Annual Report on Form 10-K.

Table 1

Average Balances and Net Interest Income Analysis

THREE MONTHS ENDED MARCH 31

	2006			2005			2006 Versus 2005
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Interest Variance due to (1)		Net Change
							Volume	Rate
	(Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets
Loans (2) (3)	$809,513	$15,234	7.62%	$675,408	$10,584	6.34%	$2,306	$2,344	$4,650
Investment securities (2):
Taxable income	112,754	1,347	4.78	77,269	844	4.37	418	85	503
Non-taxable income	49,168	713	5.80	46,032	662	5.75	45	6	51
Other earning assets	14,968	164	4.45	5,777	33	2.37	84	47	131

Total earning assets	986,403	17,458	7.16	804,486	12,123	6.09	2,853	2,482	5,335

Cash and due from banks	20,498			17,705
Goodwill	31,383			16,341
Other assets, net	53,589			38,306

Total Assets	$1,091,873			$876,838

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	$112,194	353	1.27	$92,873	133	0.58	33	187	220
Savings deposits	49,705	40	0.33	52,356	42	0.32	(3)	1	(2)
Money market deposits	82,246	462	2.28	72,386	308	1.73	46	108	154
Certificates and other time deposits	492,839	4,648	3.82	378,714	2,547	2.73	904	1,197	2,101
Retail repurchase agreements	17,183	164	3.87	15,507	79	2.08	9	76	85
Federal Home Loan Bank advances	85,262	859	4.09	68,667	644	3.81	165	50	215
Federal funds purchased	540	8	6.11	979	5	2.09	(3)	6	3
Other borrowed funds	37,492	511	5.53	26,349	237	3.65	124	150	274

Total interest-bearing liabilities	877,461	7,045	3.26	707,831	3,995	2.29	1,275	1,775	3,050

Noninterest-bearing demand deposits	99,439			78,113
Other liabilities	10,590			7,236
Shareholders’ equity	104,383			83,658

Total Liabilities and Shareholders’ Equity	$1,091,873			$876,838

Net Interest Income and Spread		$10,413	3.90%		$8,128	3.80%	$1,578	$707	$2,285

Net Yield on Earning Assets			4.26%			4.08%

(1)	The mix variance, not separately stated, has been proportionally allocated to the volume and rate variances based on their absolute dollar amount.
(2)	Interest income and yields related to certain investment securities and loans exempt from both federal and state income tax or from state income tax alone are stated on a fully taxable equivalent basis, assuming a federal tax rate of 35% in 2006 and 34% in 2005 and applicable state tax rate, reduced by the nondeductible portion of interest expense.
(3)	Nonaccrual loans are included in the average loan balance. Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.

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

Management does not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis prepared and presented in conjunction with the Form 10-K Annual Report for the fiscal year ended December 31, 2005.

Item 4. Controls and Procedures

As of March 31, 2006, the end of the period covered by this report, FNB United carried out an evaluation under the supervision and with the participation of the company’s management, including FNB United’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of FNB United’s disclosure controls and procedures. In designing and evaluating the company’s disclosure controls and procedures, FNB United and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and FNB United’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by FNB United in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. No significant change in the company’s internal control over financial reporting occurred during the quarterly period ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, FNB United’s internal control over financial reporting. FNB United reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Three Months Ended March 31, 2006	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	—	$—	—	298,800
February 1 to February 28	—	—	—	298,800
March 1 to March 31	—	—	—	298,800

Total	—	—	—	298,800

On July 21, 2005, the Corporation announced that the Board of Directors had authorized a program for the repurchase of up to 300,000 shares of common stock during the period commencing August 1, 2005 and ending July 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

On March 15, 2006, FNB Corp. conducted a special meeting of shareholders to approve the agreement and plan of merger dated as of September 18, 2005 by and between FNB Corp. and Integrity Financial Corporation. The FNB Corp. shareholders approved the merger agreement at the meeting as well as a proposal to amend FNB Corp.’s articles of incorporation to increase the authorized number of shares of FNB Corp. common stock from 10,000,000 to 50,000,000. Shares represented at the meeting either in person or by proxy totaled 4,460,865 or 69.9% of the shares entitled to vote. The following table sets forth the results of the voting for each proposal:

Proposal	Votes For	Votes Against	Abstaining	% Votes For
Approve Agreement and Plan of Merger	4,396,691	38,045	26,128	98.6
Approve Amendment to Articles of Incorporation	4,280,122	159,162	21,580	95.9

Item 6. Exhibits

Exhibits to this report are listed in the index to exhibits on pages 34, 35, 36 and 37 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNB United Corp.
(Registrant)

Date: May 9, 2006	By:	/s/ Jerry A. Little
Jerry A. Little
Treasurer and Secretary
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
2.10	Agreement and Plan of Merger dated as of September 18, 2005 by and between the Registrant and Integrity Financial Corporation, incorporated herein by reference to Exhibit 2.11 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2005.

3.10	Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed March 16, 1985.

3.11	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 10, 1988, incorporated herein by reference to Exhibit 19.10 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988.

3.12	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 12, 1998, incorporated herein by reference to Exhibit 3.12 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

3.13	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 23, 2003, incorporated herein by reference to Exhibit 3.13 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2003.

3.14	Articles of Amendment to Articles of Incorporation of the Registrant, adopted March 15, 2006.

3.15	Articles of Merger, setting forth amendment to Articles of Incorporation of the Registrant, effective April 28, 2006.

3.20	Amended and Restated Bylaws of the Registrant, adopted July 21, 2005, incorporated herein by reference to Exhibit 3.20 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2005.

4.10	Specimen of Registrant’s Common Stock Certificate, incorporated herein by reference to Exhibit 4 to Amendment No. 1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed April 19, 1985.

4.20	Indenture dated as of November 4, 2005, between FNB Corp. and U.S. Bank, National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report dated November 4, 2005.

Exhibit No.	Description of Exhibit
4.21	Amended and Restated Declaration of Trust of FNB United Statutory Trust I dated as of November 4, 2005, among FNB Corp., as sponsor, U.S. Bank, National Association, as institutional trustee, and Michael C. Miller and Jerry A. Little, as administrators, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report dated November 4, 2005.

4.30	Junior Subordinated Indenture dated as of April 27, 2006, between FNB Corp. and Wilmington Trust Company, as trustee, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report dated April 27, 2006 and filed April 28, 2006.

4.31	Amended and Restated Trust Agreement of FNB United Statutory Trust II dated as of April 27, 2006, among FNB Corp., as sponsor, Wilmington Trust Company, as institutional trustee, and Michael C. Miller and Jerry A. Little, as administrators, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report dated April 27, 2006 and filed April 28, 2006.

10.10*	Form of Split Dollar Insurance Agreement dated as of November 1, 1987 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 19.20 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988.

10.11*	Form of Amendment to Split Dollar Insurance Agreement dated as of November 1, 1994 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.20*	Stock Compensation Plan as amended effective May 12, 1998, incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

10.21*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.22*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.23*	FNB Corp. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-105442).

Exhibit No.	Description of Exhibit
10.24*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

10.25*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003.

10.30*	Employment Agreement dated as of January 1, 2006 among FNB Corp., First National Bank and Trust Company and Michael C. Miller, incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on January 6, 2006.

10.31*	Carolina Fincorp, Inc. Stock Option Plan (assumed by the Registrant on April 10, 2000), incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-54702).

10.32*	Employment Agreement dated as of April 10, 2000 between First National Bank and Trust Company and R. Larry Campbell, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2000.

10.33*	Nonqualified Supplemental Retirement Plan with R. Larry Campbell, incorporated herein by reference to Exhibit 10(c) to the Annual Report on Form 10-KSB of Carolina Fincorp, Inc. for the fiscal year ended June 30, 1997.

10.34*	Form of Change of Control Agreement between FNB Corp. and certain of its key employees and officers, incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003.

10.40	Guarantee Agreement dated as of November 4, 2006, by FNB Corp. for the benefit of the holders of trust preferred securities, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated November 4, 2005 and filed November 8, 2005.

10.41	Guarantee Agreement dated as of April 27, 2006, between FNB Corp. and Wilmington Trust Company, as guarantee trustee, for the benefit of the holders of trust preferred securities, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated April 27, 2006 and filed April 28, 2006.

Exhibit No.	Description of Exhibit
31.10	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.11	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, or compensatory plan or arrangement.