Form 10-Q
period 2006-06-30
FNB United Corp.
filed 2006-08-09
CIK 764811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

The registrant had 11,161,683 shares of $2.50 par value common stock outstanding at August 1, 2006.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FNB United Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,		December 31, 2005
	2006	2005
	(in thousands, except share and per share data)
ASSETS
Cash and due from banks	$27,544	$19,433	$22,389
Interest-bearing bank balances	30,873	862	2,310
Federal funds sold	18,643	880	20,180
Investment securities:
Available for sale, at estimated fair value (amortized cost of $195,796, $74,870 and $110,693)	193,681	76,559	110,918
Held to maturity (estimated fair value of $40,515, $47,796 and $47,508)	42,480	48,385	48,888
Loans:
Loans held for sale	21,879	27,814	17,615
Loans held for investment	1,267,323	675,073	795,051
Less allowance for loan losses	(15,814)	(7,732)	(9,945)

Net loans	1,273,388	695,155	802,721

Premises and equipment, net	43,502	18,795	24,670
Goodwill	112,926	16,359	31,381
Core deposit premiums	7,788	77	1,326
Other assets	65,668	28,097	37,302

Total Assets	$1,816,493	$904,602	$1,102,085

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$155,071	$84,055	$100,465
Interest-bearing deposits:
Demand, savings and money market deposits	467,954	218,795	252,855
Time deposits of $100,000 or more	352,890	169,959	229,910
Other time deposits	428,083	216,850	258,379

Total deposits	1,403,998	689,659	841,609
Retail repurchase agreements	21,113	17,101	21,338
Federal Home Loan Bank advances	87,703	68,010	86,225
Other borrowed funds	78,992	36,502	39,004
Other liabilities	20,213	8,361	11,594

Total Liabilities	1,612,019	819,633	999,770

Shareholders’ equity:
Preferred stock - $10.00 par value; authorized 200,000 shares, none issued	—	—	—
Common stock - $2.50 par value; authorized 10,000,000 shares, issued shares - 11,127,864, 5,617,653 and 6,370,486	27,820	14,044	15,926
Surplus	111,143	10,590	23,542
Retained earnings	66,793	59,279	62,711
Accumulated other comprehensive income (loss)	(1,282)	1,056	136

Total Shareholders’ Equity	204,474	84,969	102,315

Total Liabilities and Shareholders’ Equity	$1,816,493	$904,602	$1,102,085

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except share and per share data)
Interest Income
Interest and fees on loans	$22,831	$11,322	$38,037	$21,876
Interest and dividends on investment securities:
Taxable income	1,968	860	3,264	1,666
Non-taxable income	548	415	1,008	837
Other interest income	459	85	623	117

Total interest income	25,806	12,682	42,932	24,496

Interest Expense
Deposits	9,247	3,383	14,750	6,413
Retail repurchase agreements	197	108	361	187
Federal Home Loan Bank advances	938	651	1,797	1,295
Federal funds purchased	—	—	8	5
Other borrowed funds	1,047	355	1,558	592

Total interest expense	11,429	4,497	18,474	8,492

Net Interest Income	14,377	8,185	24,458	16,004
Provision for loan losses	405	864	482	1,234

Net Interest Income After Provision for Loan Losses	13,972	7,321	23,976	14,770

Noninterest Income
Service charges on deposit accounts	2,099	1,552	3,516	2,834
Mortgage loan sales	1,133	1,382	2,096	2,259
Trust and investment services	362	293	655	673
Cardholder and merchant services income	420	335	789	621
Other service charges, commissions and fees	247	215	497	456
Bank owned life insurance	219	146	378	290
Factoring operations	76	—	76	—
Other income (charge)	48	37	107	(11)

Total noninterest income	4,604	3,960	8,114	7,122

Noninterest Expense
Personnel expense	6,766	4,845	12,037	9,242
Net occupancy expense	931	460	1,532	867
Furniture and equipment expense	1,134	531	1,779	1,046
Data processing services	427	358	1,020	670
Other expense	3,003	1,743	5,308	3,334

Total noninterest expense	12,261	7,937	21,676	15,159

Income Before Income Taxes	6,315	3,344	10,414	6,733
Income taxes	2,282	1,072	3,704	2,155

Net Income	$4,033	$2,272	$6,710	$4,578

Net income per common share:
Basic	$.42	$.41	$.84	$.82
Diluted	.41	.40	.83	.80

Weighted average number of shares outstanding:
Basic	9,670,409	5,608,223	8,034,332	5,607,481
Diluted	9,795,772	5,748,400	8,129,695	5,752,022

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Six Months Ended June 30, 2006 and June 30, 2005 (unaudited)

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands, except share and per share data)
Balance, December 31, 2004	5,605,102	$14,013	$10,643	$56,383	$1,108	$82,147
Comprehensive income:
Net income	—	—	—	4,578	—	4,578
Other comprehensive income:
Unrealized securities losses, net of income tax benefit of $33	—	—	—	—	(52)	(52)

Total comprehensive income	—	—	—	—	—	4,526

Cash dividends declared, $.30 per share	—	—	—	(1,682)	—	(1,682)
Stock option plan:
Proceeds from options exercised	35,351	88	347	—	—	435
Common stock repurchased	(22,800)	(57)	(400)	—	—	(457)

Balance, June 30, 2005	5,617,653	$14,044	$10,590	$59,279	$1,056	$84,969

Balance, December 31, 2005	6,370,486	$15,926	$23,542	$62,711	$136	$102,315
Comprehensive income:
Net income	—	—	—	6,710	—	6,710
Other comprehensive income:
Unrealized securities losses, net of income tax benefit of $922	—	—	—	—	(1,418)	(1,418)

Total comprehensive income	—	—	—	—	—	5,292

Cash dividends declared, $.30 per share	—	—	—	(2,628)	—	(2,628)
Merger acquisition of subsidiary company:
Common stock issued	4,654,504	11,636	83,176	—	—	94,812
Fair value of stock options assumed	—	—	3,311	—	—	3,311
Stock option plan:
Proceeds from options exercised	102,874	258	647	—	—	905
Compensation expense recognized	—	—	246	—	—	246
Net tax effect related to stock option exercises	—	—	221	—	—	221

Balance, June 30, 2006	11,127,864	$27,820	$111,143	$66,793	$(1,282)	$204,474

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Operating Activities:
Net income	$6,710	$4,578
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	1,239	820
Provision for loan losses	482	1,234
Deferred income taxes (benefit)	159	(311)
Deferred loan fees and costs, net	(73)	(44)
Premium amortization and discount accretion of investment securities, net	(36)	193
Amortization of intangibles	194	25
Stock option compensation expense	246	—
Income from bank owned life insurance	(378)	(290)
Net increase in loans held for sale	(3,523)	(16,166)
Decrease (increase) in other assets	1,676	(261)
Increase (decrease) in other liabilities	(1,150)	728

Net Cash Provided by (Used in) Operating Activities	5,546	(9,494)

Investing Activities:
Available-for-sale securities:
Proceeds from maturities and calls	6,236	3,553
Purchases	(6,825)	(6,481)
Held-to-maturity securities:
Proceeds from maturities and calls	7,529	4,146
Purchases	(1,226)	(1,297)
Net decrease (increase) in loans held for investment	7,337	(23,658)
Purchases of premises and equipment	(2,400)	(2,506)
Net cash received in merger acquisition of subsidiary company	10,256	—
Purchases of SBIC investments	(750)	(150)
Other, net	66	96

Net Cash Provided by (Used in) Investing Activities	20,223	(26,297)

Financing Activities:
Net increase (decrease) in deposits	(813)	30,115
Increase (decrese) in retail repurchase agreements	(3,783)	3,283
Decrease in Federal Home Loan Bank advances	(17,005)	(1,000)
Decrease in federal funds purchased	—	(8,175)
Increase in other borrowed funds	28,926	13,936
Proceeds from exercise of stock options	905	435
Tax benefit from exercise of stock options	221	—
Common stock repurchased	—	(457)
Cash dividends paid	(2,039)	(1,680)

Net Cash Provided by Financing Activities	6,412	36,457

Net Increase in Cash and Cash Equivalents	32,181	666
Cash and cash equivalents at beginning of period	44,879	20,509

Cash and Cash Equivalents at End of Period	$77,060	$21,175

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$18,051	$8,013
Income taxes	3,057	3,037
Noncash transactions:
Foreclosed loans transferred to other real estate	379	787
Unrealized securities gains (losses), net of income taxes	(1,418)	(52)
Merger acquisition of subsidiary company:
Fair value of assets acquired	728,656	—
Fair value of common stock issued and stock options assumed	98,123	—
Cash paid	27,717	—

Liabilities assumed	602,816	—

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

FNB United Corp. (“FNB United”), formerly known as FNB Corp., is a bank holding company whose wholly owned subsidiaries are First National Bank and Trust Company (“First National Bank”) and Dover Mortgage Company (“Dover”). First National Bank has two wholly owned subsidiaries, First National Investor Services, Inc. and Premier Investment Services, Inc. A second bank subsidiary, First Gaston Bank of North Carolina, acquired through merger with Integrity Financial Corporation effective April 28, 2006 as discussed in Note 2 below, was merged into First National Bank on August 1, 2006 and, for the purposes of these consolidated financial statements is considered to be a part of First National Bank since April 28, 2006. Through its subsidiaries, FNB United offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers. First National Bank has offices in Alamance, Alexander, Ashe, Catawba, Chatham, Gaston, Guilford, Iredell, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes counties in North Carolina. Dover Mortgage Company operates mortgage production offices in North Carolina at Charlotte, Carolina Beach, Goldsboro, Greensboro, Greenville, Lake Norman, Leland, Raleigh, Waxhaw and Wilmington.

The accompanying consolidated financial statements, prepared without audit, include the accounts of FNB United and its subsidiaries (collectively the “Corporation”). All significant intercompany balances and transactions have been eliminated.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

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

The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of United were recorded based on estimated fair values as of November 4, 2005, with the estimate of goodwill being subject to possible adjustment during the one-year period from that date. The consolidated financial statements include the results of operations of United since November 4, 2005.

Integrity Financial Corporation

On April 28, 2006, the Corporation completed a merger for the acquisition of Integrity Financial Corporation (“Integrity”), headquartered in Hickory, North Carolina and the holding company for First Gaston Bank of North Carolina. At the date of the merger, First Gaston Bank operated seventeen offices and, based on estimated fair values, had $728,656,000 in total assets, $475,281,000 in loans and $563,311,000 in deposits. On August 1, 2006, First Gaston Bank was merged into First National Bank.

Pursuant to the terms of the merger, each share of Integrity common stock was converted into 0.8743 shares of FNB United common stock and $5.20 in cash. The aggregate purchase price was $127,184,000, consisting of $27,717,000 in cash payments to Integrity shareholders, 4,654,504 shares of FNB United common stock valued at $94,812,000, outstanding Integrity stock options valued at $3,311,000 and transaction costs of $1,344,000.

The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Integrity were recorded based on estimated fair values as of April 28, 2006, with the estimate of goodwill being subject to possible adjustment during the one-year period from that date. The consolidated financial statements include the results of operations of Integrity since April 28, 2006.

The estimated fair values of the Integrity assets acquired and liabilities assumed at the date of merger based on the information currently available is as follows (in thousands):

April 28, 2006
Cash and cash equivalents	$37,973
Investment securities, available for sale	84,373
Loans, net	475,281
Premises and equipment, net	17,786
Goodwill	81,537
Core deposit intangible	6,656
Other assets	25,050
Deposits	(563,311)
Borrowings	(32,237)
Other liabilities	(7,268)

Net assets acquired	125,840
Transaction costs	1,344

Total purchase price	$127,184

The core deposit intangible will be amortized on the straight-line basis over a ten-year life. The amortization method and valuation of the core deposit intangible are based upon a historical study of the deposits acquired. Goodwill will not be amortized but will be tested for impairment in accordance with SFAS No. 142. None of the goodwill is expected to be deductible for income tax purposes. Premiums and discounts that resulted from recording the Integrity assets and liabilities at their respective fair values are being amortized using methods that approximate an effective yield over the life of the assets and liabilities. The net amortization increased net income before income taxes by $428,000 for the three and six months ended June 30, 2006.

The following unaudited pro forma financial information presents the combined results of operations of FNB United and Integrity as if the merger had occurred as of the beginning of the period for each period presented, after giving effect to certain adjustments, including amortization of the core deposit intangible and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had FNB United and Integrity constituted a single entity during such periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Net interest income	$16,591	$14,588	$33,167	$28,772
Noninterest income	4,919	5,253	9,679	9,433
Net income	4,999	4,059	8,268	8,344

Net income per common share:
Basic	.45	.40	.75	.82
Diluted	.45	.39	.74	.80

4.	Earnings Per Share (EPS)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic EPS denominator - Weighted average number of common shares outstanding	9,670,409	5,608,223	8,034,332	5,607,481
Dilutive share effect arising from assumed exercise of stock options	125,363	140,177	95,363	144,541

Diluted EPS denominator	9,795,772	5,748,400	8,129,695	5,752,022

For the three months ended June 30, 2006 and 2005 there were 304,760 and 315,807 stock options, respectively, that were antidilutive since the exercise price exceeded the average market price, and for the six months ended June 30, 2006 and 2005, there were 229,159 and 238,961 stock options, respectively, that were antidilutive. These common stock equivalents were omitted from the calculations of diluted EPS for their respective periods.

5.	Stock-Based Compensation

Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment”, (“SFAS 123R”) which was issued by the FASB in December 2004. SFAS No. 123R revises FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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

As of June 30, 2006, the Corporation has six share-based compensation plans in effect. The compensation cost charged against income for those plans for the three and six months ended June 30, 2006 was $127,000 and $246,000, respectively, and the related deferred tax benefit was $7,000 and $14,000, respectively.

The Corporation adopted stock compensation plans in 1993 and 2003 that allow for the granting of incentive and nonqualified stock options to key employees and directors. The 2003 stock compensation plan also allows for the granting of restricted stock. Under terms of both the 1993 and 2003 plans, options are granted at prices equal to the fair market value of the common stock on the date of grant. Options become exercisable after one year in equal, cumulative installments over a five-year period. No option shall expire later than ten years from the date of grant. No further grants can be made under the 1993 stock compensation plan after March 10, 2003. Based on the stock options outstanding at June 30, 2006, a maximum of 387,745 shares of common stock has been reserved for issuance under the 1993 stock compensation plan. A maximum of 420,000 shares of common stock has been reserved for issuance under the 2003 stock compensation plan. At June 30, 2006, there were 102,400 shares available under the 2003 plan for the granting of additional options or stock awards.

The Corporation assumed a stock compensation plan in its merger acquisition of Carolina Fincorp in 2000. One grant of qualified and nonqualified stock options was made under the plan in 1999 to key employees and directors at a price equal to fair market value on the date of grant. No additional grants will be made under the plan. Based on the stock options outstanding at June 30, 2006, a maximum of 41,008 shares of common stock has been reserved for issuance under the stock compensation plan.

The Corporation assumed three stock compensation plans in its merger acquisition of Integrity Financial Corporation on April 28, 2006. Qualified and nonqualified stock options are outstanding under these plans for grants issued from 1996 to 2004 to key employees and directors at a price equal to fair market value on the date of grant. No additional grants will be made under the plans. Based on the stock options outstanding at June 30, 2006, a maximum of 239,800 shares of common stock has been reserved for issuance under these stock compensation plans.

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

An option was granted for a total of 5,000 shares during the six months ended June 30, 2006 with a fair value per share of $5.09. There were no options granted during the six months ended June 30, 2005. The fair value was estimated on the date of grant in 2006 using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.40%
Dividend yield	3.25
Volatility	31.00
Expected life	6 years

The following is a summary of stock option activity for the six months ended June 30, 2006:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	768,963	$16.54
Granted	5,000	18.63
Assumed in merger acquisition	325,384	9.44
Exercised	(102,874)	8.79
Forfeited	(10,320)	15.18

Outstanding at June 30, 2006	986,153	15.02	$3,136

Options exercisable at June 30, 2006	667,411	13.11	3,397

At June 30, 2006, information concerning stock options outstanding and exercisable is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.29 - 9.97	181,226	2.45	$8.71	181,226	$8.71
10.00 - 14.20	338,327	4.21	12.45	304,985	12.30
15.00 - 19.82	313,700	7.34	18.02	118,100	17.10
20.00 - 27.00	152,900	7.37	22.03	63,100	22.14

	986,153	5.37	15.02	667,411	13.11

For the six months ended June 30, 2006 and 2005, the intrinsic value of options exercised was $827,000 and $257,000, respectively, and the grant-date fair value of options vested was $3,000 and $3,000, respectively.

The cash proceeds from option exercises for the six months ended June 30, 2006 amounted to $905,000 and the related tax benefit recorded in shareholders’ equity for the tax deduction realized from these option exercises amounted to $221,000.

As of June 30, 2006, there was $1,360,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Corporation’s stock benefit plans. That cost is expected to be recognized over a weighted-average period of 2.9 years.

The Corporation funds the option shares from authorized but unissued shares. The Corporation does not typically purchase shares to fulfill the obligations of the stock benefit plans. Corporation policy does allow option holders under certain plans to exercise options with seasoned shares.

The adoption of SFAS No. 123R and its fair value compensation cost recognition provisions are different from the non-recognition provisions under SFAS No. 123 and the intrinsic value method for compensation cost allowed APB No. 25. The effect (increase/(decrease)) of the adoption of SFAS No. 123R for the three and six months ended June 30, 2006 is as follows:

	June 30, 2006
	Three Months Ended	Six Months Ended
	(in thousands, except per share data)
Income before income taxes	$(127)	$(246)
Net income	(120)	(232)

Cash flow from operating activities	(191)	(221)
Cash flow provided by financing activities	191	221

Net income per share:
Basic	(.01)	(.03)
Diluted	(.01)	(.03)

The following illustrates the effect on net available to common stockholders if the Corporation had applied the fair value recognition provisions of SFAS No. 123 to the results for the three and six months ended June 30, 2005 (in thousands, except per share data):

	June 30, 2005
	Three Months Ended	Six Months Ended
	(in thousands, except per share data)
Net income, as reported	$2,272	$4,578
Add: Stock-based employee compensation expense included in reported net income, net of related income tax effects	—	—
Less: Stock-based compensation determined under fair value based method of all awards, net of related income taxes	(97)	(195)

Net income, pro forma	$2,175	$4,383

Net income per share:
Basic:
As reported	$.41	$.82
Pro forma	.39	.78

Diluted:
As reported	.40	.80
Pro forma	.38	.76

6.	Loans

Loans as presented are reduced by net deferred loan fees of $1,072,000, $946,000 and $939,000 at June 30, 2006, June 30, 2005 and December 31, 2005, respectively.

7.	Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Balance at beginning of period	$9,960	$7,556	$9,945	$7,293
Charge-offs	1,309	948	1,858	1,144
Recoveries	720	260	1,207	349

Net loan charge-offs	589	688	651	795
Provision for loan losses	405	864	482	1,234
Purchase accounting adjustment	6,038	—	6,038	—

Balance at end of period	$15,814	$7,732	$15,814	$7,732

8.	Supplementary Income Statement Information

Significant components of other expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Stationery, printing and supplies	$316	$235	$595	$415
Advertising and marketing	379	273	559	474
Professional fees	315	137	521	255

9.	Postretirement Employee Benefit Plans

Information concerning the net periodic cost of the Corporation’s postretirement benefit plans is as follows:

	Three Months Ended June 30, 2006
	Pension Plan	Supplemental Executive Retirement Plan	Other Postretirement Defined Benefit Plans
	(in thousands)
Service cost	$201	$25	$22
Interest cost	163	23	22
Expected return on plan assets	(224)	—	—
Amortization of prior service cost	7	12	—
Amortization of transition obligation	—	—	5
Recognized net actuarial loss	48	8	3

Net periodic postretirement benefit cost	$195	$68	$52

	Three Months Ended June 30, 2005
	Pension Plan	Supplemental Executive Retirement Plan	Other Postretirement Defined Benefit Plans
	(in thousands)
Service cost	$159	$17	$17
Interest cost	156	19	21
Expected return on plan assets	(207)	—	—
Amortization of prior service cost	7	12	2
Amortization of transition obligation	—	—	5
Recognized net actuarial loss	38	5	3

Net periodic postretirement benefit cost	$153	$53	$48

	Six Months Ended June 30, 2006
	Pension Plan	Supplemental Executive Retirement Plan	Other Postretirement Defined Benefit Plans
	(in thousands)
Service cost	$402	$50	$44
Interest cost	326	46	44
Expected return on plan assets	(448)	—	—
Amortization of prior service cost	14	24	—
Amortization of transition obligation	—	—	10
Recognized net actuarial loss	96	16	6

Net periodic postretirement benefit cost	$390	$136	$104

	Six Months Ended June 30, 2005
	Pension Plan	Supplemental Executive Retirement Plan	Other Postretirement Defined Benefit Plans
	(in thousands)
Service cost	$318	$34	$34
Interest cost	312	38	42
Expected return on plan assets	(414)	—	—
Amortization of prior service cost	14	24	4
Amortization of transition obligation	—	—	10
Recognized net actuarial loss	76	10	6

Net periodic postretirement benefit cost	$306	$106	$96

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

For the three months ended June 30, 2006 and 2005, the interest rate swap resulted in a net increase of $30,000 and a net reduction of $5,000, respectively, in the interest expense that would otherwise have been reported for the FHLB advance, and for the six months ended June 30, 2006 and 2005, the interest rate swap resulted in a net increase of $51,000 and a net reduction of $18,000, respectively, in interest expense. The fair value of the swap at June 30, 2006 was recorded on the consolidated balance sheet as a liability in the amount of $371,000, offset by a valuation adjustment in the same amount to the FHLB advance.

The Corporation has also identified the following derivative instruments which were recorded on the consolidated balance sheet at June 30, 2006: commitments to originate fixed rate residential mortgage loans and forward sales commitments.

Dover Mortgage Company originates certain fixed rate residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a fixed rate residential mortgage loan with a potential borrower and the time the closed loan is sold, the Corporation is subject to variability in market prices related to these commitments. The Corporation believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate fixed rate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate fixed rate residential mortgage loans totaled $25,772,000 at June 30, 2006, and the related forward sales commitments totaled $25,772,000. Loans held for sale by Dover Mortgage Company totaled $17,429,000 at June 30, 2006, and the related forward sales commitments totaled $17,429,000.

First National Bank had loans held for sale of $4,450,000 at June 30, 2006. Binding commitments of First National Bank for the origination of mortgage loans intended to be held for sale at June 30, 2006 were not material.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment”, which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award (presumptively the vesting period). SFAS No. 123R sets accounting requirements for “share-based” compensation to employees, including employee-stock purchase plans (“ESPPs”). Awards to most nonemployee directors will be accounted for as employee awards. This Statement was to be effective for public companies that do not file as small business issuers as of the beginning of interim or annual reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued Release No. 2005-57, which defers the effective date of SFAS No. 123R for many registrants. Registrants that do not file as small business users must adopt SFAS No. 123R as of the beginning of their first annual period beginning after June 15, 2005. The Corporation adopted the provisions of SFAS No. 123R on January 1, 2006 as discussed in Note 5 above.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which contains guidance on applying the requirements in SFAS No. 123R. SAB 107 provides guidance on valuation techniques, development of assumptions used in valuing employee share options and related MD&A disclosures. SAB 107 is effective for the period in which SFAS No. 123R is adopted. In conjunction with the adoption of SFAS No. 123R on January 1, 2006, the Corporation adopted the provisions of SAB 107 .

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

	Three Months Ended June 30, 2006
	First National Bank	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$25,576	$230	$—	$25,806
Interest expense	10,382	205	842	11,429

Net interest income	15,194	25	(842)	14,377
Provision for loan losses	405	—	—	405

Net interest income after provision for loan losses	14,789	25	(842)	13,972
Noninterest income	3,686	862	56	4,604
Noninterest expense	11,355	800	106	12,261

Income (loss) before income taxes	7,120	87	(892)	6,315
Income taxes (benefit)	2,554	40	(312)	2,282

Net income (loss)	$4,566	$47	$(580)	$4,033

Total assets	$1,789,061	$23,613	$3,819	$1,816,493
Net loans	1,255,959	17,429	—	1,273,388
Goodwill	109,142	3,784	—	112,926

	Three Months Ended June 30, 2005
	First National Bank	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$12,392	$290	$—	$12,682
Interest expense	4,143	225	129	4,497

Net interest income	8,249	65	(129)	8,185
Provision for loan losses	864	—	—	864

Net interest income after provision for loan losses	7,385	65	(129)	7,321
Noninterest income	2,885	1,104	(29)	3,960
Noninterest expense	6,778	1,148	11	7,937

Income (loss) before income taxes	3,492	21	(169)	3,344
Income taxes (benefit)	1,118	11	(57)	1,072

Net income (loss)	$2,374	$10	$(112)	$2,272

Total assets	$871,993	$32,225	$384	$904,602
Net loans	677,332	25,555	—	702,887
Goodwill	12,583	3,776	—	16,359

	Six Months Ended June 30, 2006
	First National Bank	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$42,511	$421	$—	$42,932
Interest expense	16,952	374	1,148	18,474

Net interest income	25,559	47	(1,148)	24,458
Provision for loan losses	482	—	—	482

Net interest income after provision for loan losses	25,077	47	(1,148)	23,976
Noninterest income	6,307	1,693	114	8,114
Noninterest expense	19,856	1,646	174	21,676

Income (loss) before income taxes	11,528	94	(1,208)	10,414
Income taxes (benefit)	4,077	49	(422)	3,704

Net income (loss)	$7,451	$45	$(786)	$6,710

Total assets	$1,789,061	$23,613	$3,819	$1,816,493
Net loans	1,255,959	17,429	—	1,273,388
Goodwill	109,142	3,784	—	112,926

	Six Months Ended June 30, 2005
	First National Bank	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$24,044	$452	$—	$24,496
Interest expense	7,901	343	248	8,492

Net interest income	16,143	109	(248)	16,004
Provision for loan losses	1,234	—	—	1,234

Net interest income after provision for loan losses	14,909	109	(248)	14,770
Noninterest income	5,355	1,833	(66)	7,122
Noninterest expense	13,084	2,076	(1)	15,159

Income (loss) before income taxes	7,180	(134)	(313)	6,733
Income taxes (benefit)	2,308	(47)	(106)	2,155

Net income (loss)	$4,872	$(87)	$(207)	$4,578

Total assets	$871,993	$32,225	$384	$904,602
Net loans	677,332	25,555	—	702,887
Goodwill	12,583	3,776	—	16,359

Total assets	$1,789,061	$23,613	$3,819	$1,816,493
Net loans	1,255,959	17,429	—	1,273,388
Goodwill	109,142	3,784	—	112,926

13.	Comprehensive Income

For the three months ended June 30, 2006 and 2005, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $3,083,000 and $2,709,000, respectively.

For the six months ended June 30, 2006 and 2005, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $5,292,000 and $4,526,000, respectively.

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

First Gaston Bank of North Carolina, acquired through merger with Integrity Financial Corporation as discussed below in the “Overview – Merger Acquisition of Integrity Financial Corporation”, was merged into First National Bank on August 1, 2006 and, for purposes of this discussion and analysis, is considered a part of First National Bank in 2006.

Overview

Description of Operations

FNB United is a bank holding company with a full-service subsidiary bank, First National Bank, that offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers. First National Bank has offices in Alamance, Alexander, Ashe, Catawba, Chatham, Gaston, Guilford, Iredell, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes counties in North Carolina.

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

Merger Acquisition of United Financial, Inc. in 2005

On November 4, 2005, the Corporation completed a merger for the acquisition of United Financial, Inc. (“United”), holding company for Alamance Bank, headquartered in Graham, North Carolina. At the date of merger, Alamance Bank operated three offices and, based on estimated fair values, had $163,858,000 in total assets, $96,624,000 in loans and $112,961,000 in deposits. On February 1, 2006, Alamance Bank was merged into First National Bank. Pursuant to the terms of the merger, each share of United common stock was converted, at the election of the shareholder, into either: (1) $14.25 in cash, (2) 0.6828 shares of FNB United common stock, or (3) $4.99 in cash and 0.4438 shares of FNB United common stock, the overall conversion of stock being limited to 65% of United shares. The aggregate purchase price was $22,708,000, consisting of $8,201,000 of cash payments and 728,625 shares of FNB United common stock valued at $14,507,000. The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of United were recorded based on estimated fair values as of November 4, 2005, with the estimate of goodwill being subject to possible adjustment during the one-year period from that date. The consolidated financial statements include the results of operations of

United since November 4, 2005. Because the operations of United consisted substantially of those for Alamance Bank, the references to this acquisition in the remainder of this discussion and analysis will be to the Alamance Bank acquisition.

Merger Acquisition of Integrity Financial Corporation in 2006

On April 28, 2006, the Corporation completed a merger for the acquisition of Integrity Financial Corporation (“Integrity”), headquartered in Hickory, North Carolina and the holding company for First Gaston Bank of North Carolina. At the date of the merger, First Gaston Bank operated seventeen offices and, based on estimated fair values, had $728,656,000 in total assets, $475,281,000 in loans and $563,311,000 in deposits. On August 1, 2006, First Gaston Bank was merged into First National Bank. Pursuant to the terms of the merger, each share of Integrity common stock was converted into 0.8743 shares of FNB United common stock and $5.20 in cash. The aggregate purchase price was $125,840,000, consisting of $27,717,000 in cash payments, 4,654,504 shares of FNB United common stock valued at $94,812,000 and outstanding Integrity stock options valued at $3,311,000. The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Integrity were recorded based on estimated fair values as of April 28, 2006, with the estimate of goodwill being subject to possible adjustment during the one-year period from that date. The consolidated financial statements include the results of operations of Integrity since April 28, 2006. Because the operations of Integrity consisted substantially of those for First Gaston Bank, the references to this acquisition in the remainder of this discussion and analysis will be to the First Gaston Bank acquisition.

Primary Financial Data for 2006

The Corporation earned $4,033,000 in the second quarter of 2006, a 77.5% increase from earnings of $2,272,000 in the same period of 2005. Basic earnings per share increased from $.41 to $.42 and diluted earnings per share increased from $.40 to $.41 for percentage increases of 2.4% and 2.5%, respectively. For the first six months of 2006, earnings amounted to $6,710,000, which represents a 46.6% increase from earnings of $4,578,000 in the same period of 2005. Basic earnings per share in comparing six-month periods increased from $.82 to $.84 and diluted earnings per share increased from $.80 to $.83 for percentage increases of 2.4% and 3.8%, respectively. As noted above, First Gaston Bank and Alamance Bank were acquired through mergers effective April 28, 2006 and November 4, 2005, respectively, impacting both net income and the calculation of earnings per share since the acquisition dates and also the comparability of operating results on a year-to-date basis between 2006 and 2005 (see Note 12 to the Consolidated Financial Statements for business segment information and also below in “Significant Factors Affecting Earnings in 2006 and 2005”). The First Gaston Bank acquisition added $728,656,000 or approximately 66% to total assets at the time of acquisition, while the Alamance Bank acquisition earlier added $163,168,000 or approximately 17.5% to total assets at the time of acquisition. Largely reflecting these acquisitions, total assets were $1,816,493,000 at June 30, 2006, up 100.8% from June 30, 2005 and 64.8% from December 31, 2005. Loans amounted to $1,289,202,000 at June 30, 2006, increasing 83.4% from June 30, 2005 and 58.6% from December 31, 2005. Total deposits were up 103.6% from June 30, 2005 and 66.8% from December 31, 2005, amounting to $1,403,998,000 at June 30, 2006.

Significant Factors Affecting Earnings in 2006 and 2005

The acquisitions of First Gaston Bank and Alamance Bank have affected the comparability of operating results, as the consolidated financial statements include the results of operations of First Gaston Bank and Alamance Bank since April 28, 2006 and November 4, 2005, respectively, and prior period financial information has not been restated. Consequently, the results of operations for the first six months of 2006 include the results of the former First Gaston Bank operations for only the last two months of that period and the results of the Alamance Bank operations for all of that period, while the results of the first six months of 2005 do not include either First Gaston Bank or Alamance Bank. As noted above, the First Gaston Bank acquisition added approximately 66% to total assets at the time of acquisition and the Alamance acquisition added approximately 17.5%.

The comparability of operating results has also been impacted by the adoption in the second quarter of 2005 of new regulatory guidance on the accounting for courtesy overdraft programs. The initial result from adoption of this guidance was a $324,000 increase in the provision for loan losses in the second quarter of 2005, the effect of which was partially offset by a $156,000 increase in income from service charges on deposit accounts. In periods subsequent to the second quarter of 2005, the regulatory guidance on accounting for courtesy overdraft programs will have a continuing effect on the results of operations by increasing the level of both the provision for loan losses and income from service charges on deposit accounts, although these effects should tend to be offsetting with only a minor impact on net income. The total increase in the provision for loan losses in 2005 due to the new regulatory guidance was $712,000 and for the first six months and second quarter of 2006 was $204,000 and $159,000, respectively.

As discussed in Note 5 to the Consolidated Financial Statements, effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment”, which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award (presumptively the vesting period). As a result of this adoption, stock-based compensation in the amount of $127,000, related to stock options previously granted, was charged against income in the second quarter of 2006 and $246,000 was charged in the first six months of 2006. The related deferred tax benefit was $7,000 and $14,000, respectively. Prior to the adoption of SFAS No. 123R, the Corporation used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the common stock on the date of grant.

Prime rate increases resulting from the tightening measures utilized by the Federal Reserve for monetary policy purposes since mid-2004 have tended to improve the yield on earning assets, although the cost of funds is being impacted by the general increase in interest rates. Net interest income increased $8,454,000 or 52.8% in the first six months of 2006 compared to the same period in 2005, reflecting the effect of a 46.4% increase in the level of average earning assets coupled with an increase in the net interest margin, stated on a taxable equivalent basis, from 4.10% in 2005 to 4.25% in 2006. In comparing second quarter periods, net interest income increased $6,192,000 or 75.7%, reflecting a 69.3% increase in average earning assets and an increase in the net interest margin from 4.12% to 4.25%.

Noninterest income increased $644,000 or 16.3% in the second quarter of 2006 compared to same period in 2005 and increased $992,000 or 13.9% in comparing six-month periods, due primarily to the addition of First Gaston Bank as discussed above.

Noninterest expense was $4,324,000 or 54.5% higher in the second quarter of 2006 compared to the same period in 2005 and was $6,517,000 or 43.0% higher in comparing six-month periods, due largely to the addition of First Gaston Bank as discussed above. The higher level of noninterest expense also reflected the addition of Alamance Bank as discussed above including the cost of integrating operations and the related data and other systems conversions which resulted from the merger of Alamance Bank with and into First National Bank effective February 1, 2006.

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

Earnings Review

The Corporation’s net income increased $1,761,000 or 77.5% in the first quarter of 2006 compared to the same period of 2005 and increased $2,132,000 or 46.6% in comparing six-month periods. In general, earnings were impacted most significantly in the second quarter of 2006 by increases of $6,192,000 or 75.7% in net interest income and $644,000 in noninterest income and by a $459,000 reduction in the provision for loan losses, which gains were significantly offset by a $4,324,000 increase in noninterest expense. Earnings for the first six months of 2006 were similarly impacted by increases of $8,454,000 or 52.8% in net interest income and $992,000 in noninterest income and by a $752,000 reduction in the provision for loan losses, which gains were significantly offset by a $6,517,000 increase in noninterest expense. Certain factors specifically affecting the elements of income and expense and the comparability of operating results for the first six months and second quarter periods of 2006 and 2005 were discussed in the “Overview – Significant Factors Affecting Earnings in 2006 and 2005”.

On an annualized basis, return on average assets decreased from 1.03% in the first six months of 2005 to 1.00% in the first six months of 2006. Return on average shareholders’ equity decreased from 10.85% to 9.49% in comparing the same periods. In comparing second quarter periods, return on average assets was unchanged at 1.01% and return on average shareholders’ equity decreased from 10.68% to 9.06%. Return on tangible assets and equity (calculated by deducting average goodwill and core deposit premiums from average assets and from average equity) for the first six months of 2006 amounted to 1.05% and 16.89%, respectively, and for the 2006 second quarter amounted to 1.07% and 18.54%.

Net Interest Income

Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

Net interest income was $24,458,000 in the first six months of 2006 compared to $16,004,000 in the same period of 2005. This increase of $8,454,000 or 52.8% resulted primarily from a 46.4% increase in the level of average earning assets coupled with an improvement in the net yield on earning assets, or net interest margin, from 4.10% in the first six months of 2005 to 4.25% in the same period of 2006. In comparing second quarter periods, net interest income increased $6,192,000 or 75.7% reflecting a 69.3% increase in average earning assets and an increase in the net interest margin from 4.12% to 4.25%. On a taxable equivalent basis, the increases in net interest income in the first six months and second quarter of 2006 were $8,614,000 and $6,329,000, respectively, reflecting changes in the relative mix of taxable and non-taxable earning assets in each period.

Table 1 on page 35 and Table 2 on page 36 set forth for the periods indicated information with respect to the Corporation’s average balances of assets and liabilities, as well as the total dollar amounts of interest income (taxable equivalent basis) from earning assets and interest expense on interest-bearing liabilities, resultant rates earned or paid, net interest income, net interest spread and net yield on earning assets. Net interest spread refers to the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. Net yield on earning assets, or net interest margin, refers to net interest income divided by average earning assets and is influenced by the level and relative mix of earning assets and interest-bearing liabilities. Changes in net interest income on a taxable equivalent basis, as measured by volume and rate variances, are also analyzed in Tables 1 and 2. Volume refers to the average dollar level of earning assets and interest-bearing liabilities.

Changes in the net interest margin and net interest spread tend to correlate with movements in the prime rate of interest. There are variations, however, in the degree and timing of rate changes, compared to prime, for the different types of earning assets and interest-bearing liabilities.

Following a generally low-rate environment for interest rates both earned and paid by the Corporation, the Federal Reserve took action to raise the level of interest rates by 25 basis points at the end of June 2004, due to concern about increasing inflationary pressures, causing the prime rate to increase to 4.25% in July 2004. Four additional rate increases of 25 basis points each during the second six months of 2004, eight more such rate increases in 2005 and four more in 2006 have raised the prime rate to the 8.25% level at June 30, 2006. The prime rate averaged 4.12% in 2003, rising to 4.33% in 2004 and 6.15% in 2005.

The prime rate averaged 7.64% in the first six months of 2006 compared to 5.60% in the first six months of 2005. The prime rate averaged 7.86% in the second quarter of 2006 compared to 5.88% in the second quarter of 2005. The net interest spread, in comparing six-month periods, increased by 7 basis points from 3.81% in 2005 to 3.88% in 2006, reflecting the effect of an increase in the average total yield on earning assets that more than offset the increase in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets increased by 117 basis points from 6.20% in 2005 to 7.37% in 2006, while the cost of funds increased by 110 basis points from 2.39% to 3.49%. In comparing second quarter periods, the net interest spread increased by 6 basis points from 3.81% to 3.87%, as the yield on earning assets increased by 123 basis points while the cost of funds increased by 117 basis points.

Provision for Loan Losses

This provision is the charge against earnings to provide an allowance or reserve for probable losses inherent in the loan portfolio. The amount of each period’s charge is affected by several considerations including management’s evaluation of various risk factors in determining the adequacy of the allowance (see “Asset Quality”), actual loan loss experience and loan portfolio growth. Earnings were positively impacted in the first six months and second quarter of 2006, compared to the same periods of 2005, by reductions in the provision of $752,000 and $459,000, respectively. These reductions in the provision reflect in part the reduced level of growth in loans held for investment in 2006 compared to 2005, exclusive of the increase in loans in 2006 related to the acquisition of First Gaston Bank on April 28, 2006. As discussed in the

“Overview – Significant Factors Affecting Earnings in 2006 and 2005”, the provision for loan losses has been affected by the adoption in the second quarter of 2005 of new regulatory guidance on the accounting for courtesy overdraft programs, resulting in an increase in the provision in the first six months and second quarter of 2006 of $204,000 and $159,000, respectively. Further effects from adoption of the new regulatory guidance are discussed in the “Overview”.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.25% at June 30, 2006, 1.15% at June 30, 2005 and 1.25% at December 31, 2005. The allowance percentage has increased based on the results from application of the allowance model that assigns reserves to various components of the loan portfolio in order to provide for probable inherent losses and also from the effect of the relative allowance level assigned to the loans of First Gaston Bank and Alamance Bank, which were acquired on April 28, 2006 and November 4, 2005, respectively, as discussed in the “Overview”.

Noninterest Income

Noninterest income for the first six months and second quarter of 2006 increased $992,000 or 13.9% and $644,00 or 16.3%, respectively, compared to the same periods in 2005, due primarily to the acquisition of First Gaston Bank on April 28, 2006 as discussed in the “Overview – Significant Factors Affecting Earnings in 2006 and 2005”. The increase in service charges on deposit accounts also reflected the adoption in the second quarter of 2005 of new regulatory guidance on the accounting for courtesy overdraft programs as also discussed in the “Overview – Significant Factors Affecting Earnings in 2006 and 2005”.

Noninterest Expense

Noninterest expense was $6,517,000 or 43.00% higher in the first six months of 2006 compared to the same period of 2005 and for the second quarter was $4,324,000 or 54.5% higher, due largely to the acquisition of First Gaston Bank on April 28, 2006 and also to the acquisition of Alamance Bank on November 4, 2005 and the costs associated with its merger with and into First National bank effective February 1, 2006 as discussed in the “Overview – Significant Factors Affecting Earnings in 2006 and 2005”. Similarly, the opening of a new branch office in Greensboro, North Carolina in January 2006 increased noninterest expense in the first six months of 2006 compared to the same period of 2005. Personnel expense was also impacted in 2006 by the adoption of SFAR No. 123R which requires the recognition of stock-based compensation as discussed in the “Overview – Significant Factors Affecting Earnings in 2006 and 2005”.

Income Taxes

The effective income tax rate increased from 32.1% in the first six months of 2005 to 35.6% in the same period of 2006 due principally to the significant increase in the ratio of taxable to non-taxable income. Additionally, the Corporation’s federal income tax rate increased from 34% in 2005 to 35% in 2006 due to higher levels of taxable income.

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

Commitments, Contingencies and Off-Balance Sheet Risk

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at June 30, 2006 are discussed below.

Commitments by First National Bank to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At June 30, 2006, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $322,170,000. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

First National Bank issues standby letters of credit whereby it guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to standby letters of credit was $8,263,000 at June 30, 2006 and $6,424,000 at June 30, 2005. Due to insignificance, the Corporation has recorded no liability at June 30, 2006 for the current carrying amount of the obligation to perform as a guarantor.

Dover Mortgage Company originates certain fixed rate residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a fixed rate residential mortgage loan with a potential borrower and the time the closed loan is sold, the Corporation is subject to variability in market prices related to these commitments. The Corporation believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate fixed rate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate fixed rate residential mortgage loans totaled $25,772,000 at June 30, 2006, and the related forward sales commitments totaled $25,772,000. Loans held for sale by Dover Mortgage Company totaled $17,429,000 at June 30, 2006, and the related forward sales commitments totaled $17,429,000.

First National Bank had loans held for sale of $4,450,000 at June 30, 2006. Binding commitments of First National Bank for the origination of mortgage loans intended to be held for sale at June 30, 2006 were not material.

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

The Corporation’s balance sheet was asset-sensitive at June 30, 2006. An asset-sensitive position means that, for cumulative gap measurement periods of one year or less, there are more assets than liabilities subject to immediate repricing as market rates change. Because immediately rate sensitive assets exceed rate sensitive interest-bearing liabilities, the earnings position could improve in a rising rate environment and could deteriorate in a declining rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

Capital Adequacy

Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders’ equity and qualifying amounts of perpetual preferred stock and trust preferred securities, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock, trust preferred securities and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution’s ongoing trading activities. At June 30, 2006, FNB United and First National Bank were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital. Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%. At June 30, 2006, FNB United and First National Bank had total capital ratios of 10.36% and 10.01%, respectively, and Tier 1 capital ratios of 7.29% and 8.98%.

The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At June 30, 2006, FNB United and First National Bank had leverage capital ratios of 6.59% and 8.29%, respectively.

First National Bank is also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, a bank must have a minimum ratio for total capital of 10.00%, for Tier 1 capital of 6.00% and for leverage capital of 5.00%. As noted above, First National Bank met all of those ratio requirements at June 30, 2006 and, accordingly, is well-capitalized under the regulatory framework for prompt corrective action.

Balance Sheet Review

The growth in total assets at June 30, 2006 compared to June 30, 2005 and December 31, 2005 largely reflected the acquisitions of First Gaston Bank and Alamance Bank on April 28, 2006 and November 4, 2005, respectively, as discussed in the “Overview”. Significant estimated fair values initially recorded for First Gaston Bank included total assets of $728,656,000, investment securities of $84,373,000, loans of $481,319,000, deposits of $563,311,000 and Federal Home Loan Bank advances of $18,554,000. Significant estimated fair values initially recorded for Alamance Bank included total assets of $163,668,000, investment securities of $34,712,000, loans of $96,624,000, deposits of $112,961,000 and Federal Home Loan Bank advances of $21,866,000. Total assets at June 30, 2006 were $911,891,000 or 100.8% higher than at June 30, 2005, reflecting the effect of both the First Gaston Bank and Alamance Bank acquisitions, and were $714,408,000 or 64.8% higher than at December 31, 2005, reflecting the First Gaston Bank acquisition. By similar comparison, deposits were ahead by $714,339,000 or 103.6% and $562,389,000 or 66.8%. Average assets increased 51.4% in the first six months of 2006 compared to the same period of 2005, while average deposits increased 50.9%, the second quarter increases being 77.4% and 76.9%, respectively.

Investment Securities

Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. During the twelve-month period ended June 30, 2006, there was a net increase of $111,217,000 or 89.0% in the level of investment securities, due primarily to the additions of $84,373,000 and $34,712,000, respectively, in investment securities from the First Gaston Bank acquisition on April 28, 2006 and the Alamance Bank acquisition on November 4, 2005, as discussed in the “Balance Sheet Review”. There was a net increase in the level of investment securities of $76,355,000 or 47.80% during the first six months of 2006 due primarily to the First Gaston Bank acquisition. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs. The interest-bearing bank balances initially recorded for the First Gaston Bank acquisition amounted to $31,135,000.

Loans

The Corporation’s primary source of revenue and largest component of earning assets is the loan portfolio. During the twelve-month period ended March 31, 2006, loans increased $586,315,000 or 83.4%, due primarily to the additions of $481,319,000 and $96,624,000, respectively, in loans from the First Gaston Bank acquisition on April 28, 2006 and the Alamance Bank acquisition on November 4, 2005, as discussed in the “Balance Sheet Review”. The net loan increase during the first six months of 2006 was $476,536,000 or 58.6% due primarily to the First Gaston Bank acquisition. Average loans were $290,711,000 or 42.6% higher in the first six months of 2006 than in the same period of 2005 and were $445,596,000 or 64.7% higher in the second quarter comparison. The ratio of average loans to average deposits, in comparing six-month periods, decreased from 100.1% in 2005 to 94.6% in 2006. The ratio of loans to deposits at June 30, 2006 was 91.8%.

Loan growth during the twelve-month period ended June 30, 2006, including the loans added by the First Gaston Bank and Alamance Bank acquisitions, was significant in all types of loans, with the largest percentage increase being related to the portfolio of construction loans. During the first six months of 2006, loan growth, including the loans added by the First Gaston Bank acquisition, was also significant in all types of loans, with the largest percentage increase being related to the portfolio of commercial and agricultural loans.

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

At June 30, 2006, the Corporation had impaired loans which totaled $86,000 and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $15,000. At June 30, 2005 and December 31, 2005, the Corporation had no loans that were considered to be impaired.

At June 30, 2006, nonperforming loans were $17,983,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $15,646,000 and $2,337,000, respectively. At June 30, 2005, nonperforming loans were $5,602,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $4,927,000 and $675,000, respectively. At December 31, 2005, nonperforming loans were $6,046,000 in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $5,398,000 and $648,000, respectively.

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

Earnings were positively impacted in the first six months and second quarter of 2006, compared to the same periods of 2005, by reductions in the provision of $752,000 and $459,000, respectively. These reductions in the provision reflect in part the reduced level of growth in loans held for investment in 2006 compared to 2005, exclusive of the increase in loans in 2006 related to the acquisition of First Gaston Bank on April 28, 2006. As discussed in the “Overview – Significant Factors Affecting Earnings in 2006 and 2005”, the provision for loan losses has been affected by the adoption in the second quarter of 2005 of new regulatory guidance on the accounting for courtesy overdraft programs, resulting in an increase in the provision in the first six months and second quarter of 2006 of $204,000 and $159,000, respectively. Further effects from adoption of the new regulatory guidance are discussed in the “Overview”.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.25% at June 30, 2006, 1.15% at June 30, 2005 and 1.25% at December 31, 2005. The allowance percentage has increased based on the results from application of the allowance model that assigns reserves to various components of the loan portfolio in order to provide for probable inherent losses and also from the effect of the relative allowance level assigned to the loans of First Gaston Bank and Alamance Bank, which were acquired on April 28, 2006 and November 4, 2005, respectively, as discussed in the “Overview”.

Management believes the allowance for loan losses of $15,814,000 at June 30, 2006 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment.

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

The following table presents an analysis of the changes in the allowance for loan losses. As noted above and in the “Overview”, new regulatory guidance adopted in the second quarter of 2005 on the accounting for courtesy overdraft programs has tended to increase the provision for loan losses. This same regulatory guidance has also increased the level of both loan charge-offs and loan recoveries as noted in the comparison below of the three and six months ended June 30, 2006 to the same periods of 2005, although the effect of these increases is largely offsetting.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Balance at beginning of period	$9,960	$7,556	$9,945	$7,293
Charge-offs	1,309	948	1,858	1,144
Recoveries	720	260	1,207	349

Net loan charge-offs	589	688	651	795
Provision for loan losses	405	864	482	1,234
Purchase accounting adjustment	6,038	—	6,038	—

Balance at end of period	$15,814	$7,732	$15,814	$7,732

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

The level and mix of deposits has been specifically affected by the additions of $563,311,000 and $112,961,000, respectively, in deposits from the First Gaston Bank acquisition on April 28, 2006 and the Alamance Bank acquisition on November 4, 2005, as discussed in the “Balance Sheet Review”. Total deposits increased $714,339,000 or 103.6% during the twelve-month period ended June 30, 2006, reflecting the effect of both the First Gaston Bank and Alamance acquisitions, and $562,389,000 or 66.8% during the first six months of 2006, reflecting the First Gaston Bank acquisition. Significant increases by deposit category for the twelve-month period ended June 30, 2006 were as follows: $71,016,000 for noninterest-bearing demand deposits, $93,276,000 for interest-bearing demand deposits, $150,131,000 for money market deposits and $394,164,000 for time deposits. During the first six months of 2006, the significant increases by deposit category were as follows: $54,606,000 for noninterest-bearing demand deposits, $68,830,000 for interest-bearing demand deposits, $139,882,000 for money market deposits and $292,684,000 for time deposits.

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

As discussed in the “Overview” and in Note 3 to the Consolidated Financial Statements, the Corporation completed a merger on April 28, 2006 for the acquisition of Integrity Financial Corporation (“Integrity”), headquartered in Hickory, North Carolina and the holding company for First Gaston Bank, in a transaction accounted for using the purchase method of accounting for business combinations. On August 1, 2006, First Gaston Bank was merged with and into First National Bank.

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

Table 1

Average Balances and Net Interest Income Analysis

SIX MONTHS ENDED JUNE 30	2006			2005
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	2006 Versus 2005
							Interest Variance due to (1)		Net Change
							Volume	Rate
	(Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets
Loans (2) (3)	$973,024	$38,132	7.90%	$682,313	$21,935	6.47%	$10,666	$5,531	$16,197
Investment securities (2):
Taxable income	139,491	3,389	4.86	78,598	1,746	4.44	1,464	179	1,643
Non-taxable income	52,483	1,556	5.93	45,001	1,306	5.80	220	30	250
Other earning assets	28,189	623	4.45	9,059	117	2.61	379	127	506

Total earning assets	1,193,187	43,700	7.37	814,971	25,104	6.20	12,729	5,867	18,596

Cash and due from banks	22,563			17,707
Goodwill and core deposit premiums	62,003			16,439
Other assets, net	67,109			38,885

Total Assets	$1,344,862			$888,002

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	$135,945	988	1.47	$93,660	276	0.59	165	547	712
Savings deposits	52,487	94	0.36	52,461	82	0.32	—	12	12
Money market deposits	127,128	2,010	3.19	73,349	658	1.81	663	689	1,352
Certificates and other time deposits	593,493	11,658	3.96	381,847	5,397	2.85	3,677	2,584	6,261
Retail repurchase agreements	18,068	361	4.03	16,413	187	2.30	21	153	174
Federal Home Loan Bank advances	86,860	1,797	4.17	68,344	1,295	3.82	375	127	502
Federal funds purchased	268	8	6.12	487	5	2.09	(3)	6	3
Other borrowed funds	53,119	1,558	5.91	29,082	592	4.10	630	336	966

Total interest-bearing liabilities	1,067,368	18,474	3.49	715,643	8,492	2.39	5,528	4,454	9,982

Noninterest-bearing demand deposits	119,646			80,365
Other liabilities	16,391			7,617
Shareholders’ equity	141,457			84,377

Total Liabilities and Shareholders’ Equity	$1,344,862			$888,002

Net Interest Income and Spread		$25,226	3.88%		$16,612	3.81%	$7,201	$1,413	$8,614

Net Yield on Earning Assets			4.25%			4.10%

(1)	The mix variance, not separately stated, has been proportionally allocated to the rate and volume variances based on their absolute dollar amount.
(2)	Interest income and yields related to certain investment securities and loans exempt from both federal and state income tax or from state income tax alone are stated on a fully taxable equivalent basis, assuming a federal tax rate of 35% in 2006 and 34% in 2005 and applicable state tax rate, reduced by the nondeductible portion of interest expense.
(3)	Nonaccrual loans are included in the average loan balance. Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.

Table 2

Average Balances and Net Interest Income Analysis

	2006			2005
THREE MONTHS ENDED JUNE 30	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	2006 Versus 2005

							Interest Variance due to (1)		Net Change
							Volume	Rate
	(Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets
Loans (2) (3)	$1,134,738	$22,898	8.09%	$689,142	$11,351	6.60%	$8,558	$2,989	$11,547
Investment securities (2):
Taxable income	165,934	2,042	4.92	79,912	902	4.51	1,051	89	1,140
Non-taxable income	55,762	843	6.05	43,981	644	5.86	178	21	199
Other earning assets	41,265	459	4.46	12,305	84	2.72	295	80	375

Total earning assets	1,397,699	26,242	7.53	825,340	12,981	6.30	10,082	3,179	13,261

Cash and due from banks	24,605			17,709
Goodwill and core deposit premiums	91,115			16,440
Other assets, net	81,652			39,554

Total Assets	$1,595,071			$899,043

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	$159,435	635	1.60	$94,438	143	0.61	147	345	492
Savings deposits	55,238	54	0.39	52,565	40	0.31	2	12	14
Money market deposits	171,517	1,548	3.62	74,301	350	1.89	705	493	1,198
Certificates and other time deposits	693,041	7,010	4.06	384,946	2,850	2.97	2,852	1,308	4,160
Retail repurchase agreements	18,943	197	4.18	17,309	108	2.50	11	78	89
Federal Home Loan Bank advances	88,440	938	4.25	68,025	651	3.84	212	75	287
Federal funds purchased	—	—	—	—	—	—	—	—	—
Other borrowed funds	68,574	1,047	6.12	31,785	355	4.47	525	167	692

Total interest-bearing liabilities	1,255,188	11,429	3.66	723,369	4,497	2.49	4,454	2,478	6,932

Noninterest-bearing demand deposits	139,631			82,592
Other liabilities	22,128			7,994
Shareholders’ equity	178,124			85,088

Total Liabilities and Shareholders’ Equity	$1,595,071			$899,043

Net Interest Income and Spread		$14,813	3.87%		$8,484	3.81%	$5,628	$701	$6,329

Net Yield on Earning Assets			4.25%			4.12%

(1)	The mix variance, not separately stated, has been proportionally allocated to the rate and volume variances based on their absolute dollar amount.
(2)	Interest income and yields related to certain investment securities and loans exempt from both federal and state income tax or from state income tax alone are stated on a fully taxable equivalent basis, assuming a federal tax rate of 35% in 2006 and 34% in 2005 and applicable state tax rate, reduced by the nondeductible portion of interest expense.
(3)	Nonaccrual loans are included in the average loan balance. Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.

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

Item 4. Controls and Procedures

As of June 30, 2006, the end of the period covered by this report, FNB United carried out an evaluation under the supervision and with the participation of the Corporation’s management, including FNB United’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of FNB United’s disclosure controls and procedures. In designing and evaluating the Corporation’s disclosure controls and procedures, FNB United and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and FNB United’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by FNB United in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. No significant change in the Corporation’s internal control over financial reporting occurred during the quarterly period ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, FNB United’s internal control over financial reporting. FNB United reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Three Months Ended June 30, 2006	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	—	$—	—	298,800
May 1 to May 31	—	—	—	298,800
June 1 to June 30	—	—	—	298,800

Total	—	—	—	298,800

On July 21, 2005, the Corporation announced that the Board of Directors had authorized a program for the repurchase of up to 300,000 shares of common stock during the period commencing August 1, 2005 and ending July 31, 2006. No shares were repurchased under this program subsequent to June 30, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of the Corporation was held on Tuesday, May 9, 2006:

(b)	No response is required.

(c)	At the annual meeting, the shareholders voted upon the election of directors. The shareholders voted in favor of electing the following persons as directors of the Corporation:

	Votes For	Votes Withheld/ Abstentions
For Term Ending 2008
Jacob F. Alexander III	4,557,491	24,334
Lynn S. Lloyd	4,558,436	23,388

For Term Ending 2009
Larry E. Brooks	4,561,557	20,267
W. L. Hancock	4,560,114	21,710
Eugene B. McLaurin, II	4,561,151	20,673
R. Reynolds Neely, Jr.	4,568,569	23,255
Richard K. Pugh	4,553,453	28,372

Item 6. Exhibits

Exhibits to this report are listed in the index to exhibits on pages 41, 42, 43 and 44 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNB United Corp.
(Registrant)

Date: August 8, 2006	By:	/s/ Jerry A. Little
Jerry A. Little
Treasurer and Secretary
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.10	Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed March 16, 1985.

3.11	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 10, 1988, incorporated herein by reference to Exhibit 19.10 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988.

3.12	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 12, 1998, incorporated herein by reference to Exhibit 3.12 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

3.13	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 23, 2003, incorporated herein by reference to Exhibit 3.13 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2003.

3.14	Articles of Amendment to Articles of Incorporation of the Registrant, adopted March 15, 2006, incorporated herein by reference to Exhibit 3.14 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2006.

3.15	Articles of Merger, setting forth amendment to Articles of Incorporation of the Registrant, effective April 28, 2006, incorporated herein by reference to Exhibit 3.15 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2006.

3.20	Amended and Restated Bylaws of the Registrant, adopted July 21, 2005, incorporated herein by reference to Exhibit 3.20 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2005.

4.10	Specimen of Registrant’s Common Stock Certificate, incorporated herein by reference to Exhibit 4 to Amendment No. 1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed April 19, 1985.

4.20	Indenture dated as of November 4, 2005, between FNB Corp. and U.S. Bank, National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report dated November 4, 2005.

Exhibit No.	Description of Exhibit
4.21	Amended and Restated Declaration of Trust of FNB United Statutory Trust I dated as of November 4, 2005, among FNB Corp., as sponsor, U.S. Bank, National Association, as institutional trustee, and Michael C. Miller and Jerry A. Little, as administrators, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report dated November 4, 2005.

4.30	Junior Subordinated Indenture dated as of April 27, 2006, between FNB Corp. and Wilmington Trust Company, as trustee, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report dated April 27, 2006 and filed April 28, 2006.

4.31	Amended and Restated Trust Agreement of FNB United Statutory Trust II dated as of April 27, 2006, among FNB Corp., as sponsor, Wilmington Trust Company, as institutional trustee, and Michael C. Miller and Jerry A. Little, as administrators, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report dated April 27, 2006 and filed April 28, 2006.

10.10*	Form of Split Dollar Insurance Agreement dated as of November 1, 1987 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 19.20 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988.

10.11*	Form of Amendment to Split Dollar Insurance Agreement dated as of November 1, 1994 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.20*	Stock Compensation Plan as amended effective May 12, 1998, incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

10.21*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.22*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.23*	FNB Corp. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-105442).

Exhibit No.	Description of Exhibit
10.24*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

10.25*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003.

10.26*	Form of Restricted Stock Agreement between FNB United Corp. and certain of its key employees and non-employee directors, pursuant to the Registrant’s 2003 Stock Incentive Plan.

10.30*	Employment Agreement dated as of January 1, 2006 among FNB Corp., First National Bank and Trust Company and Michael C. Miller, incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on January 6, 2006.

10.31*	Carolina Fincorp, Inc. Stock Option Plan (assumed by the Registrant on April 10, 2000), incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-54702).

10.32*	Employment Agreement dated as of April 10, 2000 between First National Bank and Trust Company and R. Larry Campbell, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2000.

10.33*	First Amendment to Employment Agreement dated as of June 30, 2006 between First National Bank and Trust Company and R. Larry Campbell, incorporated herein by reference to Exhibit 10 to the Registrant’s Form 8-K Current Report dated June 30, 2006 and filed July 7, 2006.

10.34*	Nonqualified Supplemental Retirement Plan with R. Larry Campbell, incorporated herein by reference to Exhibit 10(c) to the Annual Report on Form 10-KSB of Carolina Fincorp, Inc. for the fiscal year ended June 30, 1997.

10.35*	Form of Change of Control Agreement between FNB United Corp. and certain of its key employees and officers.

10.40	Guarantee Agreement dated as of November 4, 2006, by FNB Corp. for the benefit of the holders of trust preferred securities, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated November 4, 2005 and filed November 8, 2005.

Exhibit No.	Description of Exhibit
10.41	Guarantee Agreement dated as of April 27, 2006, between FNB Corp. and Wilmington Trust Company, as guarantee trustee, for the benefit of the holders of trust preferred securities, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated April 27, 2006 and filed April 28, 2006.

31.10	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.11	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, or compensatory plan or arrangement.