Form 10-Q
period 2006-09-30
FNB United Corp.
filed 2006-11-09
CIK 764811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

The registrant had 11,228,961 shares of $2.50 par value common stock outstanding at November 1, 2006.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FNB United Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,		December 31, 2005
	2006	2005
	(in thousands, except share and per share data)
ASSETS
Cash and due from banks	$41,112	$24,540	$22,389
Interest-bearing bank balances	5,870	896	2,310
Federal funds sold	17,500	14,332	20,180
Investment securities:
Available for sale, at estimated fair value (amortized cost of $174,552, $76,117 and $110,693)	171,193	76,868	110,918
Held to maturity (estimated fair value of $41,703, $47,682 and $47,508)	42,928	48,792	48,888
Loans:
Loans held for sale	20,054	19,239	17,615
Loans held for investment	1,276,636	689,323	795,051
Less allowance for loan losses	(16,318)	(8,026)	(9,945)

Net loans	1,280,372	700,536	802,721

Premises and equipment, net	45,113	19,809	24,670
Goodwill	112,926	16,359	31,381
Core deposit premiums	7,583	67	1,326
Other assets	73,413	29,044	37,302

Total Assets	$1,798,010	$931,243	$1,102,085

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$155,526	$86,753	$100,465
Interest-bearing deposits:
Demand, savings and money market deposits	464,168	223,282	252,855
Time deposits of $100,000 or more	344,489	182,767	229,910
Other time deposits	418,425	228,971	258,379

Total deposits	1,382,608	721,773	841,609
Retail repurchase agreements	24,540	18,594	21,338
Federal Home Loan Bank advances	90,311	67,389	86,225
Other borrowed funds	77,084	28,152	39,004
Other liabilities	18,793	9,214	11,594

Total Liabilities	1,593,336	845,122	999,770

Shareholders’ equity:
Preferred stock - $10.00 par value; authorized 200,000 shares, none issued	—	—	—
Common stock - $2.50 par value; authorized 50,000,000 shares, issued shares - 11,228,461, 5,622,060 and 6,370,486	28,071	14,055	15,926
Surplus	111,502	10,611	23,542
Retained earnings	67,135	60,993	62,711
Accumulated other comprehensive income (loss)	(2,034)	462	136

Total Shareholders’ Equity	204,674	86,121	102,315

Total Liabilities and Shareholders’ Equity	$1,798,010	$931,243	$1,102,085

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except share and per share data)
Interest Income
Interest and fees on loans	$26,894	$12,375	$64,931	$34,251
Interest and dividends on investment securities:
Taxable income	2,258	873	5,522	2,539
Non-taxable income	537	406	1,545	1,243
Other interest income	258	59	881	176

Total interest income	29,947	13,713	72,879	38,209

Interest Expense
Deposits	11,548	3,899	26,298	10,312
Retail repurchase agreements	258	135	619	322
Federal Home Loan Bank advances	873	660	2,670	1,955
Federal funds purchased	32	4	40	9
Other borrowed funds	1,356	395	2,914	987

Total interest expense	14,067	5,093	32,541	13,585

Net Interest Income	15,880	8,620	40,338	24,624
Provision for loan losses	1,824	446	2,306	1,680

Net Interest Income After Provision for Loan Losses	14,056	8,174	38,032	22,944

Noninterest Income
Service charges on deposit accounts	2,312	1,412	5,828	3,671
Mortgage loan sales	1,402	1,595	3,498	4,429
Cardholder and merchant services income	607	355	1,396	976
Gain (loss) on sale of securities, net	(1,258)	—	(1,260)	—
Trust and investment services	393	295	1,048	968
Other service charges, commissions and fees	246	207	743	663
Bank owned life insurance	251	148	629	438
Factoring operations	141	—	217	—
Other income (charge)	624	(46)	733	(57)

Total noninterest income	4,718	3,966	12,832	11,088

Noninterest Expense
Personnel expense	8,300	5,103	20,337	14,345
Net occupancy expense	1,004	474	2,536	1,341
Furniture and equipment expense	1,002	573	2,781	1,619
Data processing services	976	387	1,996	1,057
Other expense	4,258	1,782	9,566	5,116

Total noninterest expense	15,540	8,319	37,216	23,478

Income Before Income Taxes	3,234	3,821	13,648	10,554
Income taxes	1,208	1,262	4,912	3,417

Net Income	$2,026	$2,559	$8,736	$7,137

Net income per common share:
Basic	$.18	$.46	$.96	$1.27
Diluted	.18	.44	.95	1.24

Weighted average number of shares outstanding:
Basic	11,162,228	5,620,339	9,088,421	5,611,814
Diluted	11,263,279	5,768,654	9,185,701	5,757,626

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Nine Months Ended September 30, 2006 and September 30, 2005 (unaudited)

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands, except share and per share data)
Balance, December 31, 2004	5,605,102	$14,013	$10,643	$56,383	$1,108	$82,147
Comprehensive income:
Net income	—	—	—	7,137	—	7,137
Other comprehensive income:
Unrealized securities losses, net of income tax benefit of $407	—	—	—	—	(646)	(646)

Total comprehensive income	—	—	—	—	—	6,491

Cash dividends declared, $.45 per share	—	—	—	(2,527)	—	(2,527)
Stock options:
Proceeds from options exercised	41,758	104	405	—	—	509
Common stock repurchased	(24,800)	(62)	(437)	—	—	(499)

Balance, September 30, 2005	5,622,060	$14,055	$10,611	$60,993	$462	$86,121

Balance, December 31, 2005	6,370,486	$15,926	$23,542	$62,711	$136	$102,315
Comprehensive income:
Net income	—	—	—	8,736	—	8,736
Other comprehensive income:
Unrealized securities losses, net of income tax benefit of $1,414	—	—	—	—	(2,170)	(2,170)

Total comprehensive income	—	—	—	—	—	6,566

Cash dividends declared, $.45 per share	—	—	—	(4,312)	—	(4,312)
Merger acquisition of subsidiary company:
Common stock issued	4,654,504	11,636	83,176	—	—	94,812
Fair value of stock options assumed	—	—	3,311	—	—	3,311
Stock options:
Proceeds from options exercised	146,971	367	912	—	—	1,279
Compensation expense recognized	—	—	377	—	—	377
Net tax benefit related to option exercises	—	—	243	—	—	243
Restricted stock:
Shares issued, subject to restriction	55,875	140	(140)	—	—	—
Compensation expense recognized	—	—	71	—	—	71
Other compensatory stock issued	625	2	10	—	—	12

Balance, September 30, 2006	11,228,461	$28,071	$111,502	$67,135	$(2,034)	$204,674

See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Operating Activities:
Net income	$8,736	$7,137
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	2,070	1,259
Provision for loan losses	2,306	1,680
Loss on sale of securities, net	1,260	—
Deferred income taxes (benefit)	(818)	(490)
Deferred loan fees and costs, net	301	(73)
Premium amortization and discount accretion of investment securities, net	262	270
Amortization of core deposit premiums	399	35
Stock compensation expense	460	—
Income from bank owned life insurance	(629)	(438)
Net increase in loans held for sale	(1,699)	(7,591)
Increase in other assets	(2,216)	(99)
Increase (decrease) in other liabilities	(1,464)	1,460

Net Cash Provided by Operating Activities	8,968	3,150

Investing Activities:
Available-for-sale securities:
Proceeds from sales	34,695	—
Proceeds from maturities and calls	10,817	5,261
Purchases	(26,817)	(9,478)
Held-to-maturity securities:
Proceeds from maturities and calls	7,544	4,156
Purchases	(1,730)	(1,779)
Net increase in loans held for investment	(6,184)	(38,451)
Purchases of premises and equipment	(4,842)	(4,052)
Net cash received in merger acquisition of subsidiary company	10,256	—
Purchases of SBIC investments	(1,000)	(150)
Other, net	50	201

Net Cash Provided by (Used in) Investing Activities	22,789	(44,292)

Financing Activities:
Net increase (decrease) in deposits	(22,083)	62,229
Increase (decrese) in retail repurchase agreements	(356)	4,776
Decrease in Federal Home Loan Bank advances	(14,511)	(1,500)
Decrease in federal funds purchased	—	(8,175)
Increase in other borrowed funds	26,981	5,586
Proceeds from exercise of stock options	1,279	509
Tax benefit from exercise of stock options	243	—
Common stock repurchased	—	(499)
Cash dividends paid	(3,707)	(2,525)

Net Cash Provided by (Used in) Financing Activities	(12,154)	60,401

Net Increase in Cash and Cash Equivalents	19,603	19,259
Cash and cash equivalents at beginning of period	44,879	20,509

Cash and Cash Equivalents at End of Period	$64,482	$39,768

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$29,907	$13,018
Income taxes	6,032	3,970
Noncash transactions:
Foreclosed loans transferred to other real estate	2,971	885
Unrealized securities losses, net of income taxes	(2,170)	(646)
Merger acquisition of subsidiary company:
Fair value of assets acquired	728,656	—
Fair value of common stock issued and stock options assumed	98,123	—
Cash paid	27,717	—

Liabilities assumed	602,816	—

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

FNB United Corp.(“FNB United”), formerly known as FNB Corp., is a bank holding company whose wholly owned subsidiaries are First National Bank and Trust Company (“First National Bank”) and Dover Mortgage Company (“Dover”). First National Bank has two wholly owned subsidiaries, First National Investor Services, Inc. and Premier Investment Services, Inc. Through its subsidiaries, FNB United offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers. First National Bank has offices in Alamance, Alexander, Ashe, Catawba, Chatham, Gaston, Guilford, Iredell, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes counties in North Carolina. Dover Mortgage Company operates mortgage production offices in North Carolina at Charlotte, Carolina Beach, Goldsboro, Greenville, Lake Norman, Leland, Raleigh, Waxhaw, Wilmington and Wrightsville Beach and in South Carolina at Columbia.

The accompanying consolidated financial statements, prepared without audit, include the accounts of FNB United and its subsidiaries (collectively the “Corporation”). All significant intercompany balances and transactions have been eliminated.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

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

United Financial, Inc.

On November 4, 2005, the Corporation completed a merger for the acquisition of United Financial, Inc. (“United”), holding company for Alamance Bank, headquartered in Graham, North Carolina. At he date of merger, Alamance Bank operated three offices and, based on estimated fair values, had approximately $163.7 million in total assets, $96.6 million in loans and $113.0 million in deposits. On February 1, 2006, Alamance Bank was merged into First National Bank.

Pursuant to the terms of the merger, each share of United common stock was converted, at the election of the shareholder, into either: (1) $14.25 in cash, (2) 0.6828 shares of FNB United common stock, or (3) $4.99 in cash and 0.4438 shares of FNB United common stock, the overall conversion of stock being limited to 65% of United shares. The aggregate purchase price was $22.7 million, consisting of $8.2 million of cash payments and 728,625 shares of FNB United common stock valued at $14.5 million.

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

Integrity Financial Corporation

On April 28, 2006, the Corporation completed a merger for the acquisition of Integrity Financial Corporation (“Integrity”), headquartered in Hickory, North Carolina and the holding company for First Gaston Bank of North Carolina. At the date of the merger, First Gaston Bank operated seventeen offices and, based on estimated fair values, had approximately $728.7 million in total assets, $475.3 million in loans and $563.3 million in deposits. On August 1, 2006, First Gaston Bank was merged into First National Bank.

Pursuant to the terms of the merger, each share of Integrity common stock was converted into 0.8743 shares of FNB United common stock and $5.20 in cash. The aggregate purchase price was $127.2 million, consisting of $27.7 million in cash payments to Integrity shareholders, 4,654,504 shares of FNB United common stock valued at $94.8 million, outstanding Integrity stock options valued at $3.3 million and transaction costs of $1.4 million.

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

The estimated fair values of the Integrity assets acquired and liabilities assumed at the date of merger were as follows (in thousands):

April 28, 2006
Cash and cash equivalents	$37,973
Investment securities, available for sale	84,373
Loans, net	475,281
Premises and equipment, net	17,786
Goodwill	81,537
Core deposit intangible	6,656
Other assets	25,050
Deposits	(563,311)
Borrowings	(32,237)
Other liabilities	(7,268)

Net assets acquired	125,840
Transaction costs	1,344

Total purchase price	$127,184

The core deposit intangible will be amortized on the straight-line basis over a ten-year life. The amortization method and valuation of the core deposit intangible are based upon a historical study of the deposits acquired. Goodwill will not be amortized but will be tested for impairment in accordance with SFAS No. 142. None of the goodwill is expected to be deductible for income tax purposes. Premiums and discounts that resulted from recording the Integrity assets and liabilities at their respective fair values are being amortized using methods that approximate an effective yield over the life of the assets and liabilities. The resulting net amortization increased net income before income taxes for the three and nine months ended September 30, 2006 by $0.7 million and $1.1 million, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Net interest income	$15,880	$15,118	$49,047	$43,890
Noninterest income	4,718	6,299	14,397	14,732
Net income	2,026	3,684	10,294	12,028

Net income per common share:
Basic	.18	.36	.93	1.17
Diluted	.18	.35	.92	1.14

4.	Earnings Per Share (EPS)

Basic net income per share, or basic EPS, is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if the Corporation’s potential common stock and contingently issuable shares, which consist of dilutive stock options and restricted stock, were exercised. The numerator of the basic EPS computation is the same as the numerator of the diluted EPS computation for all periods presented. A reconciliation of the denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic EPS denominator - Weighted average number of common shares outstanding	11,162,228	5,620,339	9,088,421	5,611,814
Dilutive share effect arising from potential common stock issuances	101,051	148,315	97,280	145,812

Diluted EPS denominator	11,263,279	5,768,654	9,185,701	5,757,626

For the three months ended September 30, 2006 and 2005 there were 309,676 and 158,122 stock options, respectively, that were antidilutive since the exercise price exceeded the average market price, and for the nine months ended September 30, 2006 and 2005, there were 256,293 and 211,719 stock options, respectively, that were antidilutive. These common stock equivalents were omitted from the calculations of diluted EPS for their respective periods.

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

As of September 30, 2006, the Corporation has six share-based compensation plans in effect. The compensation expense charged against income for those plans for the three and nine months ended September 30, 2006 was $0.21 million and $0.46 million, respectively, and the related income tax benefit was $0.04 million and $0.05 million, respectively.

The Corporation adopted stock compensation plans in 1993 and 2003 that allow for the granting of incentive and nonqualified stock options to key employees and directors. The 2003 stock compensation plan also allows for the granting of restricted stock. Under terms of both the 1993 and 2003 plans, options are granted at prices equal to the fair market value of the common stock on the date of grant. Options become exercisable after one year in equal, cumulative installments over a five-year period. No option shall expire later than ten years from the date of grant. No further grants can be made under the 1993 stock compensation plan after March 10, 2003. Based on the stock options outstanding at September 30, 2006, a maximum of 382,655 shares of common stock has been reserved for issuance under the 1993 stock compensation plan. A maximum of 420,000 shares of common stock has been reserved for issuance under the 2003 stock compensation plan. At September 30, 2006, there were 38,500 shares available under the 2003 plan for the granting of additional options or stock awards.

The Corporation assumed a stock compensation plan in its merger acquisition of Carolina Fincorp in 2000. One grant of qualified and nonqualified stock options was made under the plan in 1999 to key employees and directors at a price equal to fair market value on the date of grant. No additional grants will be made under the plan. Based on the stock options outstanding at September 30, 2006, a maximum of 41,008 shares of common stock has been reserved for issuance under the stock compensation plan.

The Corporation assumed three stock compensation plans in its merger acquisition of Integrity Financial Corporation on April 28, 2006. Qualified and nonqualified stock options are outstanding under these plans for grants issued from 1997 to 2004 to key employees and directors at a price equal to fair market value on the date of grant. No additional grants will be made under these plans. Based on the stock options outstanding at September 30, 2006, a maximum of 198,623 shares of common stock has been reserved for issuance under these stock compensation plans.

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

Options were granted for a total of 13,000 shares during the nine months ended September 30, 2006 with a weighted-average fair value per share of $4.96. There were no options granted during the nine months ended September 30, 2005. Fair values were estimated on the date of grant in 2006 using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	4.78%
Dividend yield	3.25
Volatility	31.00
Expected life	6 years

The following is a summary of stock option activity for the nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	768,963	$16.54
Granted	13,000	18.36
Assumed in merger acquisition	325,384	9.44
Exercised	(146,971)	8.71
Forfeited	(13,090)	15.08

Outstanding at September 30, 2006	947,286	15.35	$3,107

Options exercisable at September 30, 2006	655,411	13.55	3,329

At September 30, 2006, information concerning stock options outstanding and exercisable is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.29 - 9.97	153,661	2.48	$9.13	153,661	$9.13
10.00 - 14.20	320,855	3.97	12.48	293,380	12.35
15.00 - 19.82	320,270	7.17	18.03	145,470	16.92
20.00 - 27.00	152,500	7.12	22.03	62,900	22.16

	947,286	5.31	15.35	655,411	13.55

For the nine months ended September 30, 2006 and 2005, the intrinsic value of options exercised was $1.2 million and $0.3 million, respectively, and the grant-date fair value of options vested was $0.1 million and $0.1 million, respectively.

The cash proceeds from options exercised for the nine months ended September 30, 2006 amounted to $1.3 million and the related tax benefit recorded in shareholders’ equity for the tax deduction realized from these exercised options amounted to $0.2 million.

The following is a summary of non-vested restricted stock activity for the nine months ended September 30, 2006:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2005	—	$—
Granted	55,875	18.30
Vested	—	—
Forfeited	—	—

Non-vested at September 30, 2006	55,875	18.30

Restricted stock was first granted by the Corporation during the three months ended September 30, 2006. Accordingly, based on the vesting schedule, there is no fair value information to be reported for restricted stock that has vested.

As of September 30, 2006, there was $2.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Corporation’s stock benefit plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

The Corporation funds the option shares and restricted stock from authorized but unissued shares. The Corporation does not typically purchase shares to fulfill the obligations of the stock benefit plans. Corporation policy does allow option holders under certain plans to exercise options with seasoned shares.

The adoption of SFAS No. 123R and its fair value compensation cost recognition provisions are different from the non-recognition provisions under SFAS No. 123 and the intrinsic value method for compensation cost allowed under APB No. 25. The effect (increase/(decrease)) of the adoption of SFAS No. 123R for the three and nine months ended September 30, 2006 is as follows:

	September 30, 2006
	Three Months Ended	Nine Months Ended
	(in thousands, except per share data)
Income before income taxes	$(131)	$(377)
Net income	(124)	(356)

Cash flow from operating activities	(22)	(243)
Cash flow provided by financing activities	22	243

Net income per share:
Basic	(.01)	(.04)
Diluted	(.01)	(.04)

The following illustrates the effect on net income available to common stockholders if the Corporation had applied the fair value recognition provisions of SFAS No. 123 to the results for the three and nine months ended September 30, 2005 (in thousands, except per share data):

	September 30, 2005
	Three Months Ended	Nine Months Ended
	(in thousands, except per share data)
Net income, as reported	$2,559	$7,137
Add: Stock-based employee compensation expense included in reported net income, net of related income tax effects	—	—
Less: Stock-based compensation determined under fair value based method of all awards, net of related income taxes	(98)	(293)

Net income, pro forma	$2,461	$6,844

Net income per share:
Basic:
As reported	$.46	$1.27
Pro forma	.44	1.22
Diluted:
As reported	.44	1.24
Pro forma	.43	1.19

6.	Loans

Loans as presented are reduced by net deferred loan fees of $1.4 million, $1.0 million and $0.9 million at September 30, 2006, September 30, 2005 and December 31, 2005, respectively.

7.	Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Balance at beginning of period	$15,814	$7,732	$9,945	$7,293
Charge-offs	2,212	450	4,070	1,594
Recoveries	892	298	2,099	647

Net loan charge-offs	1,320	152	1,971	947
Provision for loan losses	1,824	446	2,306	1,680
Purchase accounting adjustment	—	—	6,038	—

Balance at end of period	$16,318	$8,026	$16,318	$8,026

8.	Supplementary Income Statement Information

Significant components of other expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Professional fees	$641	$207	$1,162	$462
Stationery, printing and supplies	440	201	1,035	616
Advertising and marketing	279	236	838	710

9.	Postretirement Employee Benefit Plans

Information concerning the net periodic cost of the Corporation’s postretirement benefit plans is as follows:

	Three Months Ended September 30, 2006
	Pension Plan	Supplemental Executive Retirement Plan	Other Postretirement Defined Benefit Plans
	(in thousands)
Service cost	$201	$25	$22
Interest cost	163	23	22
Expected return on plan assets	(224)	—	—
Amortization of prior service cost	7	12	—
Amortization of transition obligation	—	—	5
Recognized net actuarial loss	48	8	3

Net periodic postretirement benefit cost	$195	$68	$52

	Three Months Ended September 30, 2005
	Pension Plan	Supplemental Executive Retirement Plan	Other Postretirement Defined Benefit Plans
	(in thousands)
Service cost	$159	$17	$17
Interest cost	156	19	21
Expected return on plan assets	(207)	—	—
Amortization of prior service cost	7	12	2
Amortization of transition obligation	—	—	5
Recognized net actuarial loss	38	5	3

Net periodic postretirement benefit cost	$153	$53	$48

	Nine Months Ended September 30, 2006
	Pension Plan	Supplemental Executive Retirement Plan	Other Postretirement Defined Benefit Plans
	(in thousands)
Service cost	$603	$75	$66
Interest cost	489	69	66
Expected return on plan assets	(672)	—	—
Amortization of prior service cost	21	36	—
Amortization of transition obligation	—	—	15
Recognized net actuarial loss	144	24	9

Net periodic postretirement benefit cost	$585	$204	$156

	Nine Months Ended September 30, 2005
	Pension Plan	Supplemental Executive Retirement Plan	Other Postretirement Defined Benefit Plans
	(in thousands)
Service cost	$477	$51	$51
Interest cost	468	57	63
Expected return on plan assets	(621)	—	—
Amortization of prior service cost	21	36	6
Amortization of transition obligation	—	—	15
Recognized net actuarial loss	114	15	9

Net periodic postretirement benefit cost	$459	$159	$144

Due to the significant contributions of $0.5 million and $2.2 million made in 2005 and 2004, respectively, the Corporation does not expect to contribute any funds to its pension plan in 2006. The other postretirement benefit plans are unfunded plans; and consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.

In September 2006, the Board of Directors of FNB United approved a modified freeze to the pension plan. Effective December 31, 2006, no new employees are eligible to enter the plan. Participants who are at least age 40, have earned 10 years of vesting service as an employee of FNB United and remain an active employee as of December 31, 2006 will qualify for a grandfathering provision. Under the grandfathering provision, the participant will continue to accrue benefits under the plan through December 31, 2011. Additionally, the plan’s definition of final average compensation will be improved from a 10-year averaging period to a 5-year averaging period as of January 1, 2007. All other eligible participants in the plan will have their retirement benefit frozen as of December 31, 2006. Effective January 1, 2007, the 401K plan will be enhanced and will be the primary retirement benefit plan.

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

In connection with its asset/liability management objectives, the Corporation in 2004 entered into an interest rate swap on a $7.0 million Federal Home Loan Bank (FHLB) advance that converts the fixed rate cash flow exposure on the FHLB advance to a variable rate cash flow. As structured, the pay-variable, receive-fixed swap is evaluated as being a fair value hedge with no ineffectiveness; and, consequently, the difference in cash flows in each period between the variable rate interest payments that the Corporation makes and the fixed rate interest payments received is currently reported in earnings.

For the three months ended September 30, 2006 and 2005, the interest rate swap resulted in net increases of $37,000 and $4,000, respectively, in the interest expense that would otherwise have been reported for the FHLB advance, and for the nine months ended September 30, 2006 and 2005, the interest rate swap resulted in a net increase of $88,000 and a net reduction of $14,000, respectively, in interest expense. The fair value of the swap at September 30, 2006 was recorded on the consolidated balance sheet as a liability in the amount of $0.3 million, offset by a valuation adjustment in the same amount to the FHLB advance.

The Corporation has also identified the following derivative instruments which were recorded on the consolidated balance sheet at September 30, 2006: commitments to originate fixed rate residential mortgage loans and forward sales commitments.

Dover Mortgage Company originates certain fixed rate residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a fixed rate residential mortgage loan with a potential borrower and the time the closed loan is sold, the Corporation is subject to variability in market prices related to these commitments. The Corporation believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate fixed rate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate fixed rate residential mortgage loans totaled $22.5 million at September 30, 2006, and the related forward sales commitments totaled $22.5 million. Loans held for sale by Dover Mortgage Company totaled $15.6 million at September 30, 2006, and the related forward sales commitments totaled $15.6 million.

First National Bank had loans held for sale of $4.5 million at September 30, 2006. Binding commitments of First National Bank for the origination of mortgage loans intended to be held for sale at September 30, 2006 were not material.

11.	Recently Adopted Accounting Pronouncements

In November 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-01”). EITF 03-01 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. In September 2004, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP EITF 03-1-b”) to delay the requirement to record impairment losses under EITF 03-1. The guidance also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requirements for disclosures about unrealized losses that have ot been recognized as other-than-temporary impairments. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, which addresses the determination as to when an investment is considered impaired. This FSP nullifies certain requirements of EITF 03-01 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” This FSP is to be applied to reporting periods beginning after December 15. 2005. The Corporation adopted the provisions of FSP FAS 115-1 on January 1, 2006 with no effect on its consolidated financial statements.

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

The Corporation is considered to have two principal business segments: the full-service subsidiary bank, First National Bank, and the mortgage banking subsidiary, Dover Mortgage Company. Dover originates, underwrites and closes loans for sale into the secondary market. Financial performance for each segment is detailed in the following tables. Included in the “Other” column are amounts for other corporate activities, including the interest expense recognized on trust preferred securities, and eliminations of intersegment transactions.

	Three Months Ended September 30, 2006
	First National Bank	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$29,690	$256	$1	$29,947
Interest expense	12,711	230	1,126	14,067

Net interest income	16,979	26	(1,125)	15,880
Provision for loan losses	1,824	—	—	1,824

Net interest income after provision for loan losses	15,155	26	(1,125)	14,056
Noninterest income	3,627	1,038	53	4,718
Noninterest expense	14,529	894	117	15,540

Income (loss) before income taxes	4,253	170	(1,189)	3,234
Income taxes (benefit)	1,551	74	(417)	1,208

Net income (loss)	$2,702	$96	$(772)	$2,026

Total assets	$1,772,042	$21,971	$3,997	$1,798,010
Net loans	1,281,084	15,606	—	1,296,690
Goodwill	109,142	3,784	—	112,926

	Three Months Ended September 30, 2005
	First National Bank	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$13,412	$301	$—	$13,713
Interest expense	4,697	255	141	5,093

Net interest income	8,715	46	(141)	8,620
Provision for loan losses	446	—	—	446

Net interest income after provision for loan losses	8,269	46	(141)	8,174
Noninterest income	2,796	1,163	7	3,966
Noninterest expense	7,283	1,020	16	8,319

Income (loss) before income taxes	3,782	189	(150)	3,821
Income taxes (benefit)	1,237	76	(51)	1,262

Net income (loss)	$2,545	$113	$(99)	$2,559

Total assets	$906,509	$24,442	$292	$931,243
Net loans	682,885	17,651	—	700,536
Goodwill	12,583	3,776	—	16,359

	Nine Months Ended September 30, 2006
	First National Bank	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$72,201	$677	$1	$72,879
Interest expense	29,663	604	2,274	32,541

Net interest income	42,538	73	(2,273)	40,338
Provision for loan losses	2,306	—	—	2,306

Net interest income after provision for loan losses	40,232	73	(2,273)	38,032
Noninterest income	9,934	2,731	167	12,832
Noninterest expense	34,385	2,540	291	37,216

Income (loss) before income taxes	15,781	264	(2,397)	13,648
Income taxes (benefit)	5,628	123	(839)	4,912

Net income (loss)	$10,153	$141	$(1,558)	$8,736

Total assets	$1,772,042	$21,971	$3,997	$1,798,010
Net loans	1,281,084	15,606	—	1,296,690
Goodwill	109,142	3,784	—	112,926

	Nine Months Ended September 30, 2005
	First National Bank	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$37,456	$753	$—	$38,209
Interest expense	12,598	598	389	13,585

Net interest income	24,858	155	(389)	24,624
Provision for loan losses	1,680	—	—	1,680

Net interest income after provision for loan losses	23,178	155	(389)	22,944
Noninterest income	8,151	2,996	(59)	11,088
Noninterest expense	20,367	3,096	15	23,478

Income (loss) before income taxes	10,962	55	(463)	10,554
Income taxes (benefit)	3,545	29	(157)	3,417

Net income (loss)	$7,417	$26	$(306)	$7,137

Total assets	$906,509	$24,442	$292	$931,243
Net loans	682,885	17,651	—	700,536
Goodwill	12,583	3,776	—	16,359

13.	Comprehensive Income

For the three months ended September 30, 2006 and 2005, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $1.3 million and $2.0 million, respectively.

For the nine months ended September 30, 2006 and 2005, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $6.6 million and $6.5 million, respectively.

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

Additionally, FNB United has a mortgage banking subsidiary, Dover Mortgage Company, that originates, underwrites and closes loans for sale into the secondary market. Dover operates mortgage production offices in North Carolina at Charlotte, Carolina Beach, Goldsboro, Greenville, Lake Norman, Leland, Raleigh, Waxhaw, Wilmington and Wrightsville Beach and in South Carolina at Columbia.

For business segment information related to the financial performance of First National Bank and Dover Mortgage Company, see Note 12 to the Consolidated Financial Statements.

Merger Acquisition of United Financial, Inc. in 2005

On November 4, 2005, the Corporation completed a merger for the acquisition of United Financial, Inc. (“United”), holding company for Alamance Bank, headquartered in Graham, North Carolina. At the date of merger, Alamance Bank operated three offices and, based on estimated fair values, had approximately $163.7 million in total assets, $96.6 million in loans and $113.0 million in deposits. On February 1, 2006, Alamance Bank was merged into First National Bank. Pursuant to the terms of the merger, each share of United common stock was converted, at the election of the shareholder, into either: (1) $14.25 in cash, (2) 0.6828 shares of FNB United common stock, or (3) $4.99 in cash and 0.4438 shares of FNB United common stock, the overall conversion of stock being limited to 65% of United shares. The aggregate purchase price was $22.7 million, consisting of $8.2 million of cash payments and 728,625 shares of FNB United common stock valued at $14.5 million. The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of United were recorded based on estimated fair values as of November 4, 2005, with the estimate of goodwill being subject to possible adjustment during the one-year period from that date. The consolidated financial statements include the results of operations of United since November 4, 2005.

Merger Acquisition of Integrity Financial Corporation in 2006

On April 28, 2006, the Corporation completed a merger for the acquisition of Integrity Financial Corporation (“Integrity”), headquartered in Hickory, North Carolina and the holding company for First Gaston Bank of North Carolina. At the date of the merger, First Gaston Bank operated seventeen offices and, based on estimated fair values, had approximately $728.7 million in total assets, $475.3 million in loans and $563.3 million in deposits. On August 1, 2006, First Gaston Bank was merged into First National Bank. Pursuant to the terms of the merger, each share of Integrity common stock was converted into 0.8743 shares of FNB United common stock and $5.20 in cash. The aggregate purchase price was $127.2 million, consisting of $27.7 million in cash payments to Integrity shareholders, 4,654,504 shares of FNB United common stock valued at $94.8 million, outstanding Integrity stock options valued at $3.3 million and transaction costs of $1.4 million. The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Integrity were recorded based on estimated fair values as of April 28, 2006, with the estimate of goodwill being subject to possible adjustment during the one-year period from that date. The consolidated financial statements include the results of operations of Integrity since April 28, 2006.

Primary Financial Data for 2006

The Corporation earned $2.02 million in the third quarter of 2006, a 20.8% decrease from earnings of $2.56 million in the same period of 2005. Basic earnings per share decreased from $.46 to $.18 and diluted earnings per share decreased from $.44 to $.18 for percentage decreases of 61% and 59%, respectively. For the first nine months of 2006, earnings amounted to $8.74 million, which represents a 22% increase from earnings of $7.14 million in the same period of 2005. Basic earnings per share in comparing nine-month periods decreased from $1.27 to $.96 and diluted earnings per share decreased from $1.24 to $.95 for percentage decreases of 24% and 23%, respectively. As noted above, First Gaston Bank and Alamance Bank were acquired through mergers effective April 28, 2006 and November 4, 2005, respectively, impacting both net income and the calculation of earnings per share since the acquisition dates and the comparability of operating results on a year-to-date basis between 2006 and 2005 (see Note 12 to the Consolidated Financial Statements for business segment information and also below in “Significant Factors Affecting Earnings in 2006 and 2005”). The First Gaston Bank acquisition added $728.7 million or approximately 66% to total assets at the time of acquisition, while the Alamance Bank acquisition earlier added $163.7 million or approximately 18% to total assets at the time of acquisition. Including these acquisitions, total assets were $1,798.0 million at September 30, 2006, up 93% from September 30, 2005 and 63% from December 31, 2005. Loans amounted to $1,296.7 million at September 30, 2006, increasing 83% from September 30, 2005 and 60% from December 31, 2005. Total deposits were up 92% from September 30, 2005 and 64% from December 31, 2005, amounting to $1,382.6 million at September 30, 2006.

Significant Factors Affecting Earnings in 2006 and 2005

The acquisitions of First Gaston Bank and Alamance Bank have affected the comparability of operating results, as the consolidated financial statements include the results of operations of First Gaston Bank and Alamance Bank since April 28, 2006 and November 4, 2005, respectively, and prior period financial information has not been restated under the purchase method of accounting for business combinations. Consequently, the results of operations for the first nine months of 2006 include the results of the former First Gaston Bank operations for only the last seven months of that period and the results of the Alamance Bank operations for all of that period, while the results of the first nine months of 2005 do not include either First Gaston Bank or Alamance Bank. As noted above, the First Gaston Bank acquisition added approximately 66% to total assets at the time of acquisition and the Alamance Bank acquisition added approximately 18%.

Net interest income has continued to be impacted by the tightening measures utilized by the Federal Reserve for monetary policy purposes since mid-2004. These measures have resulted in prime rate increases that have tended to improve the yield on earning assets while similarly increasing the cost of funds. Net interest income increased $15.7 million or 64% in the first nine months of 2006 compared to the same period in 2005, reflecting the effect of a 60% increase in the level of average earning assets coupled with an increase in the net interest margin, stated on a taxable equivalent basis, from 4.15% in 2005 to 4.21% in 2006. In comparing third quarter periods, net interest income increased $7.3 million or 84%, reflecting an 88% increase in average earning asset. However, the cost of funds, as discussed in “Net Interest Income” below, is beginning to increase at a faster rate than the yield on earning assets, thus resulting in the decrease in the net interest margin from 4.24% to 4.14% when comparing the third quarter periods.

The provision for loan losses in the 2006 third quarter was $1.8 million compared to $0.4 million in the same period of 2005, while the comparable year-to-date provisions were $2.3 million and $1.7 million, respectively. The third quarter provision reflects increased charge offs and the continuing evaluation of the quality of the loan portfolio acquired as part of the acquisition of First Gaston Bank. As a result, the allowance for loan losses has increased to 1.28% of loans held for investment from 1.25% at June 30, 2006 and from 1.16% at September 30, 2005.

The amounts reported for the provision for loan losses and also noninterest income have been impacted by the adoption in the second quarter of 2005 of new regulatory guidance on the accounting for courtesy overdraft programs. The initial result from adoption of this guidance was a $0.3 million increase in the provision for loan losses in the second quarter of 2005, the effect of which was partially offset by a $0.2 million increase in income from service charges on deposit accounts. In periods subsequent to the second quarter of 2005, the regulatory guidance on accounting for courtesy overdraft programs will have a continuing effect on the results of operations by increasing the level of both the provision for loan losses and income from service charges on deposit accounts, although these effects should tend to be offsetting with only a minor impact on net income. The total increase in the provision for loan losses in 2005 due to the new regulatory guidance was $0.7 million and for the first nine months and third quarter of 2006 was $0.5 million and $0.3 million, respectively.

Noninterest income was significantly affected in the 2006 third quarter by the restructuring of the investment portfolio to eliminate certain underperforming investments and to improve the net interest margin in future periods. Approximately $123 million of available-for-sale securities, or approximately 53% of the total carrying value of the investment portfolio, was sold. Portions of the liquidated investments were obtained in the acquisitions of First Gaston Bank and Alamance Bank. The pre-tax loss recognized on this transaction was $1.3 million.

Noninterest income was additionally impacted in the 2006 third quarter by the recognition of $0.7 million of income in connection with certain SBIC investments that qualify as Community Reinvestment Act investments. A loss of $0.1 million was recorded on SBIC investments in the 2005 third quarter.

Noninterest expense has been affected in 2006 by the increased size of the organization following the acquisitions of Alamance Bank and First Gaston Bank, as discussed above, and by the related restructuring/conversion expenses. The February 2006 Alamance Bank merger and the August 2006 First Gaston Bank merger into First National Bank have resulted in restructuring and system conversion expenses, which are estimated to be approximately $1.1 million and $1.4 million, respectively, for the three and nine months ended September 30, 2006. These amounts include consulting services, data processing and other records conversion expense, the buyout of various contracts, and legal and accounting fees. The resulting bank will continue to operate under the existing four trade names (First National Bank and Trust Company, First Gaston Bank, Catawba Valley Bank, and Northwestern Bank) for at least the balance of 2006. The Corporation is in the process of conducting a branding study to determine the advisability of adopting a new bank name in 2007. The YES YOU CAN(R) and YES WE CAN(R) trademarks owned by First National will continue to be utilized. Accordingly, the Corporation anticipates additional merger related expenditures during at least the next two quarters, including replacement of signage, office supplies and some remaining systems conversions. Synergies from the acquisition of First Gaston Bank are expected to begin to be realized during the fourth quarter of 2006.

Noninterest expense has also been affected in 2006 by the recognition of stock-based compensation. As discussed in Note 5 to the Consolidated Financial Statements, effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment”, which requires companies to recognize charges to the income statement for the grant-date fair value of stock options, restricted stock and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award (presumptively the vesting period). Stock-based compensation for all types of compensation arrangements amounted to $0.21 million and $0.46 million, respectively, for the three and nine months ended September 30, 2006, and the related income tax benefit was $0.04 million and $0.05 million, respectively. Stock-based compensation related only to stock options amounted to $0.13 million and $0.38 million, respectively, for the three and nine months ended September 30, 2006, and the related income tax benefit was $0.01 million and $0.02 million, respectively. Prior to the adoption of SFAS No. 123R, the Corporation used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for stock options granted with exercise prices equal to the fair market value of the common stock on the date of grant.

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

Earnings Review

The Corporation’s net income decreased $0.5 million or 21% in the third quarter of 2006 compared to the same period of 2005 and increased $1.6 million or 22% in comparing nine-month periods. In general, earnings were impacted most significantly in the third quarter of 2006 by increases of $7.3 million or 84% in net interest income and $0.8 million in noninterest income, which gains were more than offset by increases of

$7.2 million in noninterest expense and $1.4 million in the provision for loan losses. Earnings for the first six months of 2006 were similarly impacted by increases of $15.7 million or 63% in net interest income and $1.7 million in noninterest income, which gains were significantly offset by increases of $13.7 million in noninterest expense and $0.6 million in the provision for loan losses. Certain factors specifically affecting the elements of income and expense and the comparability of operating results for the first nine months and third quarter periods of 2006 and 2005 were discussed in the “Overview – Significant Factors Affecting Earnings in 2006 and 2005”.

On an annualized basis, return on average assets decreased from 1.06% in the first nine months of 2005 to 0.78% in the first nine months of 2006. Return on average shareholders’ equity decreased from 11.17% to 7.20% in comparing the same periods. In comparing third quarter periods, return on average assets decreased from 1.12% to 0.45% and return on average shareholders’ equity decreased from 11.79% to 3.87%. Return on tangible assets and equity (calculated by deducting average goodwill and core deposit premiums from average assets and from average equity) for the first nine months of 2006 amounted to 0.82% and 14.61%, respectively, compared to 1.08% and 13.82% in the same periods of 2005; and for the 2006 third quarter amounted to 0.48% and 9.20%, respectively, compared to 1.14% and 14.53% in 2005 third quarter.

Net Interest Income

Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

Net interest income was $40.3 million in the first nine months of 2006 compared to $24.6 million in the same period of 2005. This increase of $15.7 million or 64% resulted primarily from a 60% increase in the level of average earning assets coupled with an improvement in the net yield on earning assets, or net interest margin, from 4.15% in the first nine months of 2005 to 4.21% in the same period of 2006. In comparing third quarter periods, net interest income increased $7.3 million or 84% reflecting an 88% increase in average earning assets, the effect of which was partially offset by a decrease in the net interest margin from 4.24% to 4.14%. On a taxable equivalent basis, the increases in net interest income in the first nine months and third quarter of 2006 were $16.0 million and $7.4 million, respectively, reflecting changes in the relative mix of taxable and non-taxable earning assets in each period.

Table 1 on page 39 and Table 2 on page 40 set forth for the periods indicated information with respect to the Corporation’s average balances of assets and liabilities, as well as the total dollar amounts of interest income (taxable equivalent basis) from earning assets and interest expense on interest-bearing liabilities, resultant rates earned or paid, net interest income, net interest spread and net yield on earning assets. Net interest spread refers to the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. Net yield on earning assets, or net interest margin, refers to net interest income divided by average earning assets and is influenced by the level and relative mix of earning assets and interest-bearing liabilities. Changes in net interest income on a taxable equivalent basis, as measured by volume and rate variances, are also analyzed in Tables 1 and 2. Volume refers to the average dollar level of earning assets and interest-bearing liabilities.

Changes in the net interest margin and net interest spread tend to correlate with movements in the prime rate of interest. There are variations, however, in the degree and timing of rate changes, compared to prime, for the different types of earning assets and interest-bearing liabilities.

Following a generally low-rate environment for interest rates both earned and paid by the Corporation, the Federal Reserve took action to raise the level of interest rates by 25 basis points at the end of June 2004, due to concern about increasing inflationary pressures, causing the prime rate to increase to 4.25% in July 2004. Four additional rate increases of 25 basis points each during the second six months of 2004, eight more such rate increases in 2005 and four more in 2006 have raised the prime rate to the 8.25% level at September 30, 2006. The prime rate averaged 4.12% in 2003, rising to 4.33% in 2004 and 6.15% in 2005.

The prime rate averaged 7.84% in the first nine months of 2006 compared to 5.88% in the first nine months of 2005. The prime rate averaged 8.25% in the third quarter of 2006 compared to 6.43% in the third quarter of 2005. The net interest spread, in comparing nine-month periods, was unchanged at 3.84% in both 2005 and 2006. The yield on earning assets increased by 115 basis points from 6.36% in 2005 to 7.51% in 2006, while the cost of funds also increased by 115 basis points from 2.52% to 3.67%. In comparing third quarter periods, the net interest spread decreased by 16 basis points from 3.91% to 3.75%, as the yield on earning assets increased by 103 basis points while the cost of funds increased by 119 basis points.

Provision for Loan Losses

The provision for loan losses is a charge against earnings to provide an allowance or reserve for probable losses inherent in the loan portfolio. The amount of each period’s charge is affected by several considerations including management’s evaluation of various risk factors in determining the adequacy of the allowance (see “Asset Quality”), actual loan loss experience and loan portfolio growth. Earnings were negatively impacted in the first nine months and third quarter of 2006, compared to the same periods of 2005, by increases in the provision of $0.6 million and $1.4 million, respectively. As noted in the “Overview – Significant Factors Affecting Earnings in 2006 and 2005”, the 2006 third quarter provision reflects increased charge offs and the continuing evaluation of the quality of the loan portfolio acquired as part of the acquisition of First Gaston Bank. As further discussed in the “Overview”, the provision for loan losses has been affected by the adoption in the second quarter of 2005 of new regulatory guidance on the accounting for courtesy overdraft programs, resulting in an increase in the provision in the first nine months and third quarter of 2006 of $0.5 million and $0.3 million, respectively. Further effects from adoption of the new regulatory guidance are discussed in the “Overview”.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.28% at September 30, 2006, 1.16% at September 30, 2005 and 1.25% at December 31, 2005. The allowance percentage has increased based on the results from application of the allowance model that assigns reserves to various components of the loan portfolio in order to provide for probable inherent losses and also from the continuing evaluation of the quality of the loan portfolio acquired as part of the acquisition of First Gaston Bank, as discussed in the “Overview”.

Noninterest Income

Noninterest income for the first nine months and third quarter of 2006 increased $1.7 million or 16% and $0.8 million or 19%, respectively, compared to the same periods in 2005, due primarily to the effects of the acquisition of First Gaston Bank on April 28, 2006, the loss of $1.3 million on the restructuring of the investment portfolio and income of $0.7 million in the 2006 third quarter recognized in connection with certain SBIC investments, all as discussed in the “Overview – Significant Factors Affecting Earnings in 2006 and 2005”. The increase in service charges on deposit accounts also reflected the adoption in the second quarter of 2005 of new regulatory guidance on the accounting for courtesy overdraft programs as discussed in the “Overview”.

Noninterest Expense

Noninterest expense was $13.7 million or 59% higher in the first nine months of 2006 compared to the same period of 2005 and for the third quarter was $7.2 million or 87% higher, due largely to the acquisitions of Alamance Bank on November 4, 2005 and First Gaston Bank on April 28, 2006 and the costs associated with their mergers with and into First National bank in February 2006 and August 2006, respectively, as discussed in the “Overview – Significant Factors Affecting Earnings in 2006 and 2005”. Similarly, the opening of two new branch offices in January 2006 and August 2006 increased noninterest expense in the first nine months of 2006 compared to the same period of 2005. Personnel expense was also impacted in 2006 by the adoption of SFAR No. 123R, which requires the recognition of stock-based compensation as discussed in the “Overview”.

Income Taxes

The effective income tax rate increased from 32.4% in the first nine months of 2005 to 36.0% in the same period of 2006 due principally to higher levels of taxable income. Additionally, the Corporation’s federal income tax rate increased from 34% in 2005 to 35% in 2006.

Liquidity

Liquidity for First National Bank refers to its continuing ability to meet deposit withdrawals, fund loan commitments and capital expenditures, maintain reserve requirements, pay operating expenses and provide funds to the Parent Company for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from five major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold, (c) lines for the purchase of federal funds from other banks, (d) the line of credit established at the Federal Home Loan Bank, less charges against that line for existing advances and letters of credit used to secure public funds on deposit, and (e) the investment securities portfolio. All debt securities are of investment grade quality and, if the need arises, can be liquidated on the open market or pledged as collateral for short-term borrowing.

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

Commitments, Contingencies and Off-Balance Sheet Risk

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at September 30, 2006 are discussed below.

Commitments by First National Bank to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At September 30, 2006, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $346.7 million. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

First National Bank issues standby letters of credit whereby it guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to standby letters of credit was $9.1 million at September 30, 2006 and $6.2 million at September 30, 2005. Due to insignificance, the Corporation has recorded no liability at September 30, 2006 for the current carrying amount of the obligation to perform as a guarantor.

Dover Mortgage Company originates certain fixed rate residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a fixed rate residential mortgage loan with a potential borrower and the time the closed loan is sold, the Corporation is subject to variability in market prices related to these commitments. The Corporation believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate fixed rate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate fixed rate residential mortgage loans totaled $22.5 million at September 30, 2006, and the related forward sales commitments totaled $22.5 million. Loans held for sale by Dover Mortgage Company totaled $15.6 million at September 30, 2006, and the related forward sales commitments totaled $15.6 million.

First National Bank had loans held for sale of $4.5 million at September 30, 2006. Binding commitments of First National Bank for the origination of mortgage loans intended to be held for sale at September 30, 2006 were not material.

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

The Corporation’s balance sheet was asset-sensitive at September 30, 2006. An asset-sensitive position means that, for cumulative gap measurement periods of one year or less, there are more assets than liabilities subject to immediate repricing as market rates change. Because immediately rate sensitive assets exceed rate sensitive interest-bearing liabilities, the earnings position could improve in a rising rate environment and could deteriorate in a declining rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

Capital Adequacy

Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders’ equity and qualifying amounts of perpetual preferred stock and trust preferred securities, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock, trust preferred securities and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution’s ongoing trading activities. At September 30, 2006, FNB United and First National Bank were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital. Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%. At September 30, 2006, FNB United and First National Bank had total capital ratios of 10.80% and 10.57%, respectively, and Tier 1 capital ratios of 7.63% and 9.48%.

The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At September 30, 2006, FNB United and First National Bank had leverage capital ratios of 6.76% and 8.43%, respectively.

First National Bank is also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, a bank must have a minimum ratio for total capital of 10.00%, for Tier 1 capital of 6.00% and for leverage capital of 5.00%. As noted above, First National Bank met all of those ratio requirements at September 30, 2006 and, accordingly, is well-capitalized under the regulatory framework for prompt corrective action.

Balance Sheet Review

The growth in total assets at September 30, 2006 compared to September 30, 2005 and December 31, 2005 largely reflected the acquisitions of First Gaston Bank and Alamance Bank on April 28, 2006 and November 4, 2005, respectively, as discussed in the “Overview”. Significant estimated fair values initially recorded for First Gaston Bank included total assets of $728.7 million, investment securities of $84.4 million, loans of $481.3 million, deposits of $563.3 million and Federal Home Loan Bank advances of $18.6 million. Significant estimated fair values initially recorded for Alamance Bank included total assets of $163.7 million, investment securities of $34.7 million, loans of $96.6 million, deposits of $113.0 million and Federal Home Loan Bank advances of $21.9 million. Total assets at September 30, 2006 were $866.8 million or 93% higher than at September 30, 2005, reflecting the effect of both the First Gaston Bank and Alamance Bank acquisitions, and were $695.9 million or 63% higher than at December 31, 2005, reflecting the First Gaston Bank acquisition. By similar comparison, deposits increased $660.8 million or 92% and $541.0 million or 64%. Average assets increased 67% in the first nine months of 2006 compared to the same period of 2005, while average deposits increased 68%, the third quarter increases being 99% and 101%, respectively.

Investment Securities

Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. During the twelve-month period ended September 30, 2006, there was a net increase of $88.5 million or 83% in the level of investment securities, due primarily to the additions of $84.4 million and $34.7 million, respectively, in investment securities from the First Gaston Bank acquisition on April 28, 2006 and the Alamance Bank acquisition on November 4, 2005, as discussed in the “Balance Sheet Review”. There was a net increase in the level of investment securities of $54.3 million or 34% during the first nine months of 2006 due primarily to the First Gaston Bank acquisition. Investable funds not otherwise utilized are temporarily invested as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs. As noted in the “Overview – Significant Factors Affecting Earnings in 2006”, approximately $123 million of investment securities were sold in the 2006 third quarter. Due to the timing of these securities sales late in the third quarter, a significant portion were to settle subsequent to September 30, 2006, although the estimated gains or losses on all such sales were recognized in the third quarter. Of sales that did settle in the third quarter, those funds were temporarily invested as federal funds sold or interest-bearing bank balances, pending reinvestment into loans or securities.

Loans

The Corporation’s primary source of revenue and largest component of earning assets is the loan portfolio. During the twelve-month period ended September 30, 2006, loans increased $588.1 million or 83%, due primarily to the additions of $481.3 million and $96.6 million, respectively, in loans from the First Gaston Bank acquisition on April 28, 2006 and the Alamance Bank acquisition on November 4, 2005, as discussed in the “Balance Sheet Review”. The net loan increase during the first nine months of 2006 was $484.0 million or 60% due primarily to the First Gaston Bank acquisition. Average loans were $395.8 million or 57% higher in the first nine months of 2006 than in the same period of 2005 and were $602.5 million or 86% higher in the third quarter comparison. The ratio of average loans to average deposits, in comparing nine-month periods, decreased from 100.3% in 2005 to 94.0% in 2006. The ratio of loans to deposits at September 30, 2006 was 93.8%.

Loan growth during the twelve-month period ended September 30, 2006, including the loans added by the First Gaston Bank and Alamance Bank acquisitions, was significant in all types of loans, with the largest percentage increase being related to the portfolio of construction loans. During the first nine months of 2006, loan growth, including the loans added by the First Gaston Bank acquisition, was also significant in all types of loans, with the largest percentage increase being related to the portfolio of commercial and agricultural loans.

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

At September 30, 2006 and December 31, 2005, the Corporation had no loans that were considered to be impaired. At September 30, 2005, the Corporation had impaired loans which totaled $0.2 million and were also on nonaccrual status. The related allowance for loan losses on these loans amounted to $0.2 million.

At September 30, 2006, nonperforming loans were $14.6 million in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $12.3 million and $2.3 million, respectively. At September 30, 2005, nonperforming loans were $5.1 million in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $4.5 million and $0.6 million, respectively. At December 31, 2005, nonperforming loans were $6.0 million in total, nonaccrual loans and accruing loans past due 90 days or more amounting to $5.4 million and $0.6 million, respectively.

The adequacy of the allowance for loan losses is measured on a quarterly basis against an allocation model that assigns reserves to various components of the loan portfolio in order to provide for probable inherent losses. Homogeneous pools of loans are segregated, and classifications of individual loans within certain of these pools are identified using risk grades derived from regulatory risk guidelines and additional internal parameters. Utilizing the trailing four-year historical loss experience of First National Bank and the assessment of portfolio quality and diversification trends and economic factors, a range of appropriate reserves is calculated for each classification and pool of loans. Allocated to each pool is a reserve amount within the calculated range, as supported by the historical loss ratios. Additional reserves are estimated and assigned to the most adversely classified loans based upon an individual analysis of present-value repayment and/or liquidation projections of each loan. A portion of the total reserve may be unallocated to any specific segment of the loan portfolio, but will not exceed the upper limit of the total calculated reserve range when aggregated with allocated portions. The determination within the allowance model of allocated and unallocated components is not necessarily indicative of future losses or allocations. The entire balance of the allowance for loan losses is available to absorb losses in any segment of the loan portfolio.

Earnings were negatively impacted in the first nine months and third quarter of 2006, compared to the same periods of 2005, by increases in the provision of $0.6 million and $1.4 million, respectively. As noted in the “Overview – Significant Factors Affecting Earnings in 2006 and 2005”, the 2006 third quarter provision reflects increased charge offs and the continuing evaluation of the quality of the loan portfolio acquired as part of the acquisition of First Gaston Bank. As further discussed in the “Overview”, the provision for loan losses has been affected by the adoption in the second quarter of 2005 of new regulatory guidance on the accounting for courtesy overdraft programs, resulting in an increase in the provision in the first nine months and third quarter of 2006 of $0.5 million and $0.3 million, respectively. Further effects from adoption of the new regulatory guidance are discussed in the “Overview”.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.28% at September 30, 2006, 1.16% at September 30, 2005 and 1.25% at December 31, 2005. The allowance percentage has increased based on the results from application of the allowance model that assigns reserves to various components of the loan portfolio in order to provide for probable inherent losses and also from the continuing evaluation of the quality of the loan portfolio acquired as part of the acquisition of First Gaston Bank, as discussed in the “Overview”.

Management believes the allowance for loan losses of $16.3 million at September 30, 2006 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires continuous evaluation and considerable judgment.

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

The following table presents an analysis of the changes in the allowance for loan losses. As noted above and in the “Overview”, new regulatory guidance adopted in the second quarter of 2005 on the accounting for courtesy overdraft programs has tended to increase the provision for loan losses. This same regulatory guidance has also increased the level of both loan charge-offs and loan recoveries as noted in the comparison below for the nine months ended September 30, 2006 to the same period of 2005, although the effect of these increases is largely offsetting.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Balance at beginning of period	$15,814	$7,732	$9,945	$7,293
Charge-offs	2,212	450	4,070	1,594
Recoveries	892	298	2,099	647

Net loan charge-offs	1,320	152	1,971	947
Provision for loan losses	1,824	446	2,306	1,680
Purchase accounting adjustment	—	—	6,038	—

Balance at end of period	$16,318	$8,026	$16,318	$8,026

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

The level and mix of deposits has been specifically affected by the additions of $563.3 million and $113.0 million, respectively, in deposits from the First Gaston Bank acquisition on April 28, 2006 and the Alamance Bank acquisition on November 4, 2005, as discussed in the “Balance Sheet Review”. Total deposits increased $660.8 million or 92% during the twelve-month period ended September 30, 2006, reflecting the effect of both the First Gaston Bank and Alamance Bank acquisitions, and $541.0 million or 64% during the first nine months of 2006, reflecting the First Gaston Bank acquisition. Significant increases by deposit category for the twelve-month period ended September 30, 2006 were as follows: $38.8 million for noninterest-bearing demand deposits, $80.7 million for interest-bearing demand deposits, $156.4 million for money market deposits and $351.2 million for time deposits. During the first nine months of 2006, the significant increases by deposit category were as follows: $55.1 million for noninterest-bearing demand deposits, $63.9 million for interest-bearing demand deposits, $145.1 million for money market deposits and $274.6 million for time deposits.

Business Development Matters

As discussed in the “Overview” and in Note 3 to the Consolidated Financial Statements, on November 4, 2005, the Corporation completed a merger for the acquisition of United Financial, Inc., holding company for Alamance Bank, headquartered in Graham, North Carolina, in a transaction accounted for using the purchase method of accounting for business combinations. On February 1, 2006, Alamance Bank was merged with and into First National Bank.

As discussed in the “Overview” and in Note 3 to the Consolidated Financial Statements, on April 28, 2006, the Corporation completed a merger for the acquisition of Integrity Financial Corporation (“Integrity”), headquartered in Hickory, North Carolina and the holding company for First Gaston Bank, in a transaction accounted for using the purchase method of accounting for business combinations. On August 1, 2006, First Gaston Bank was merged with and into First National Bank.

In conjunction with the completion of the Integrity merger, FNB United’s wholly owned and newly formed subsidiary, FNB United Statutory Trust II, issued $30,000,000 of trust preferred securities on April 27, 2006. The proceeds of the trust preferred securities, along with the proceeds of $928,000 received by the trust from the issuance of its common securities to FNB United, were used to purchase $30,928,000 of FNB United’s junior subordinated debt securities. The proceeds of FNB United’s junior subordinated debt securities were primarily used to fund the cash portion of the merger consideration to the former Integrity shareholders. The trust preferred securities bear interest at a variable rate based on the three-month LIBOR rate plus 1.32% and mature on June 30, 2036, but may be redeemed at the option of FNB United beginning on June 30, 2011.

In August 2003, First National Bank received regulatory approval for relocation of its existing branch office in Randleman, North Carolina. The new office, which opened for business in August 2005, represents a move from an owned facility that is expected to be sold.

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

In June 2005, First National Bank received regulatory approval for the establishment of a second branch office in Salisbury, North Carolina. The new office, which is a leased facility, opened for business in September 2006.

In 2006, Dover Mortgage Company opened new mortgage production offices in Wrightsville Beach, North Carolina in May and in Columbia, South Carolina in July and closed the office in Greensboro, North Carolina in May.

Accounting Pronouncement Matters

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS No. 155), “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”, which is effective for all financial instruments acquired or issued after the beginning of fiscal years beginning after September 15, 2006. SFAS No. 155 was issued to clarify the application of SFAS No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. SFAS No. 155 provides relief from the requirement to separately determine the fair value of an embedded derivative that would otherwise be bifurcated from the host contract under SFAS No. 133 and allows an irrevocable election on an instrument-by-instrument basis to measure such a hybrid financial instrument at fair value. The Corporation is currently evaluating SFAS No.155 to determine the potential impact, if any, on its consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS No. 156”), “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”, which is effective for fiscal years beginning after September 15, 2006. SFAS No. 156 was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. SFAS No. 156 requires that all separately recognized servicing assets and liabilities be initially measured at fair value and permits (but does not require) subsequent measurement of servicing assets and liabilities at fair value. The Corporation is currently evaluating SFAS No. 156 to determine the potential impact, if any, on its consolidated financial statements.

In July 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation is currently evaluating the impact of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements”, which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. The Corporation has not determined the impact of adopting SFAS No. 157 on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)”. SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement by SFAS No. 158 to recognize the funded status of a benefit plan and the disclosure requirements of SFAS No. 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Corporation is currently evaluating SFAS No. 158 to determine the potential impact, if any, on its consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements”. SAB No. 108 addresses the diversity in practice by registrants when quantifying the effect of an error on the financial statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements and is effective for annual periods ending after November 15, 2006. The Corporation will be required to adopt the provisions of SAB No. 108 effective December 31, 2006. The Corporation currently believes that the adoption of SAB No. 108 will not have a material financial impact on its consolidated financial statements.

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

Cautionary Statement for Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as “believes”, “expects”, “plans”, “projects”, “goals”, “estimates”, “may”, “could”, “should”, or “anticipates” or the negative thereof or other variations thereon of comparable terminology, or by discussions of strategy that involve risks and uncertainties. In addition, from time to time, the Corporation or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Corporation with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Corporation. Forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Corporation wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect the Corporation’s actual results, causing actual results to differ materially from those in any forward-looking statement. These factors include: (i) expected cost savings from the mergers described in the Overview may not materialize within the expected time frame, (ii) revenues following the mergers may not meet expectations, (iii) costs or difficulties related to the integration of the businesses of FNB United, United and Integrity may be greater than anticipated, (iv) competitive pressure in the banking industry or in the

Corporation’s markets may increase significantly, (v) changes in the interest rate environment may reduce margins, (vi) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration, (vii) changes may occur in banking legislation and regulation, (viii) changes may occur in general business conditions and (ix) changes may occur in the securities markets. Readers should also consider information on risks and uncertainties contained in the discussions of competition, supervision and regulation, and effect of governmental policies contained in the Corporation’s most recent Annual Report on Form 10-K.

Table 1

Average Balances and Net Interest Income Analysis

	2006			2005
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	2006 Versus 2005
							Interest Variance due to (1)		Net Change
NINE MONTHS ENDED SEPTEMBER 30							Volume	Rate
	(Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets
Loans (2) (3)	$1,085,475	$65,059	8.01%	$689,704	$34,338	6.65%	$22,649	$8,072	$30,721
Investment securities (2):
Taxable income	150,016	5,728	5.09	79,706	2,663	4.45	2,635	430	3,065
Non-taxable income	54,078	2,380	5.87	44,066	1,931	5.84	439	10	449
Other earning assets	27,389	881	4.30	8,365	176	2.81	572	133	705

Total earning assets	1,316,958	74,048	7.51	821,841	39,108	6.36	26,295	8,645	34,940

Cash and due from banks	25,259			18,263
Goodwill and core deposit premiums	81,976			16,436
Other assets, net	76,295			39,650

Total Assets	$1,500,488			$896,190

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	$150,011	1,823	1.62	$93,623	441	0.63	383	999	1,382
Savings deposits	53,210	145	0.36	51,775	121	0.31	4	20	24
Money market deposits	162,627	4,376	3.60	73,962	1,053	1.90	1,903	1,420	3,323
Certificates and other time deposits	652,973	19,954	4.09	387,102	8,697	3.00	7,361	3,896	11,257
Retail repurchase agreements	19,505	619	4.24	16,842	322	2.55	57	240	297
Federal Home Loan Bank advances	84,704	2,670	4.21	68,086	1,955	3.84	513	202	715
Federal funds purchased	931	40	5.71	457	9	2.53	14	17	31
Other borrowed funds	60,538	2,914	6.44	29,931	987	4.41	1,329	598	1,927

Total interest-bearing liabilities	1,184,499	32,541	3.67	721,778	13,585	2.52	11,564	7,392	18,956

Noninterest-bearing demand deposits	136,544			81,454
Other liabilities	17,758			7,763
Shareholders’ equity	161,687			85,195

Total Liabilities and Shareholders’ Equity	$1,500,488			$896,190

Net Interest Income and Spread		$41,507	3.84%		$25,523	3.84%	$14,731	$1,253	$15,984

Net Yield on Earning Assets			4.21%			4.15%

(1)	The mix variance, not separately stated, has been proportionally allocated to the rate and volume variances based on their absolute dollar amount.
(2)	Interest income and yields related to certain investment securities and loans exempt from both federal and state income tax or from state income tax alone are stated on a fully taxable equivalent basis, assuming a federal tax rate of 35% in 2006 and 34% in 2005 and applicable state tax rate, reduced by the nondeductible portion of interest expense.
(3)	Nonaccrual loans are included in the average loan balance. Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.

Table 2

Average Balances and Net Interest Income Analysis

	2006			2005
THREE MONTHS ENDED SEPTEMBER 30	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	2006 Versus 2005
							Interest Variance due to (1)		Net Change
							Volume	Rate
	(Taxable Equivalent Basis, Dollars in Thousands)
Earning Assets
Loans (2) (3)	$1,306,710	$26,927	8.19%	$704,245	$12,403	6.99%	$12,098	$2,426	$14,524
Investment securities (2):
Taxable income	178,626	2,339	5.24	81,886	917	4.48	1,243	179	1,422
Non-taxable income	57,216	824	5.76	42,226	625	5.92	216	(17)	199
Other earning assets	25,815	258	3.97	7,000	59	3.31	185	14	199

Total earning assets	1,568,367	30,348	7.69	835,357	14,004	6.66	13,742	2,602	16,344

Cash and due from banks	30,563			19,357
Goodwill and core deposit premiums	121,270			16,430
Other assets, net	94,368			41,155

Total Assets	$1,814,568			$912,299

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	$177,685	835	1.86	$93,551	165	0.70	236	434	670
Savings deposits	54,632	51	0.37	50,425	39	0.31	4	8	12
Money market deposits	232,468	2,366	4.04	75,168	395	2.08	1,359	612	1,971
Certificates and other time deposits	769,993	8,296	4.27	397,440	3,300	3.30	3,803	1,193	4,996
Retail repurchase agreements	22,332	258	4.57	17,686	135	3.02	42	81	123
Federal Home Loan Bank advances	80,462	873	4.31	67,578	660	3.87	133	80	213
Federal funds purchased	2,235	32	5.61	398	4	3.60	25	3	28
Other borrowed funds	75,133	1,356	7.16	31,601	395	4.96	727	234	961

Total interest-bearing liabilities	1,414,940	14,067	3.94	733,847	5,093	2.75	6,329	2,645	8,974

Noninterest-bearing demand deposits	169,789			83,597
Other liabilities	20,449			8,051
Shareholders’ equity	209,390			86,804

Total Liabilities and Shareholders’ Equity	$1,814,568			$912,299

Net Interest Income and Spread		$16,281	3.75%		$8,911	3.91%	$7,413	$(43)	$7,370

Net Yield on Earning Assets			4.14%			4.24%

(1)	The mix variance, not separately stated, has been proportionally allocated to the rate and volume variances based on their absolute dollar amount.
(2)	Interest income and yields related to certain investment securities and loans exempt from both federal and state income tax or from state income tax alone are stated on a fully taxable equivalent basis, assuming a federal tax rate of 35% in 2006 and 34% in 2005 and applicable state tax rate, reduced by the nondeductible portion of interest expense.
(3)	Nonaccrual loans are included in the average loan balance. Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.

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

Item 4. Controls and Procedures

As of September 30, 2006, the end of the period covered by this report, FNB United carried out an evaluation under the supervision and with the participation of the Corporation’s management, including FNB United’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of FNB United’s disclosure controls and procedures. In designing and evaluating the Corporation’s disclosure controls and procedures, FNB United and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and FNB United’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by FNB United in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. No significant change in the Corporation’s internal control over financial reporting occurred during the quarterly period ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, FNB United’s internal control over financial reporting. FNB United reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Three Months Ended September 30, 2006	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Balance of shares that may be purchased,
June 30, 2006				298,800
July 1 to July 31	—	$—	—	—
May 1 to May 31	—	—	—	—
June 1 to June 30	—	—	—	—

Total	—	—	—	—

On July 21, 2005, the Corporation announced that the Board of Directors had authorized a program for the repurchase of up to 300,000 shares of common stock during the period commencing August 1, 2005 and ending July 31, 2006. This program has not been reauthorized subsequent to its termination on July 31, 2006.

Item 6. Exhibits

Exhibits to this report are listed in the index to exhibits on pages 44, 45, 46 and 47 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNB United Corp. (Registrant)

Date:	November 8, 2006	By:	/s/ Jerry A. Little
Jerry A. Little
Treasurer and Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.10	Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed March 16, 1985.

3.11	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 10, 1988, incorporated herein by reference to Exhibit 19.10 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988.

3.12	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 12, 1998, incorporated herein by reference to Exhibit 3.12 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

3.13	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 23, 2003, incorporated herein by reference to Exhibit 3.13 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2003.

3.14	Articles of Amendment to Articles of Incorporation of the Registrant, adopted March 15, 2006, incorporated herein by reference to Exhibit 3.14 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2006.

3.15	Articles of Merger, setting forth amendment to Articles of Incorporation of the Registrant, effective April 28, 2006, incorporated herein by reference to Exhibit 3.15 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2006.

3.20	Amended and Restated Bylaws of the Registrant, adopted July 21, 2005, incorporated herein by reference to Exhibit 3.20 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2005.

4.10	Specimen of Registrant’s Common Stock Certificate, incorporated herein by reference to Exhibit 4 to Amendment No. 1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed April 19, 1985.

4.20	Indenture dated as of November 4, 2005, between FNB Corp. and U.S. Bank, National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report dated November 4, 2005.

Exhibit No.	Description of Exhibit
4.21	Amended and Restated Declaration of Trust of FNB United Statutory Trust I dated as of November 4, 2005, among FNB Corp., as sponsor, U.S. Bank, National Association, as institutional trustee, and Michael C. Miller and Jerry A. Little, as administrators, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report dated November 4, 2005.

4.30	Junior Subordinated Indenture dated as of April 27, 2006, between FNB Corp. and Wilmington Trust Company, as trustee, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report dated April 27, 2006 and filed April 28, 2006.

4.31	Amended and Restated Trust Agreement of FNB United Statutory Trust II dated as of April 27, 2006, among FNB Corp., as sponsor, Wilmington Trust Company, as institutional trustee, and Michael C. Miller and Jerry A. Little, as administrators, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report dated April 27, 2006 and filed April 28, 2006.

10.10*	Form of Split Dollar Insurance Agreement dated as of November 1, 1987 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 19.20 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988.

10.11*	Form of Amendment to Split Dollar Insurance Agreement dated as of November 1, 1994 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.20*	Stock Compensation Plan as amended effective May 12, 1998, incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

10.21*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.22*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.23*	FNB Corp. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-105442).

Exhibit No.	Description of Exhibit
10.24*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

10.25*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003.

10.26*	Form of Restricted Stock Agreement between FNB United Corp. and certain of its key employees and non-employee directors, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.26 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2006.

10.30*	Employment Agreement dated as of January 1, 2006 among FNB Corp., First National Bank and Trust Company and Michael C. Miller, incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on January 6, 2006.

10.31*	Carolina Fincorp, Inc. Stock Option Plan (assumed by the Registrant on April10, 2000), incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-54702).

10.32*	Employment Agreement dated as of April 10, 2000 between First National Bank and Trust Company and R. Larry Campbell, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2000.

10.33*	First Amendment to Employment Agreement dated as of June 30, 2006 between First National Bank and Trust Company and R. Larry Campbell, incorporated herein by reference to Exhibit 10 to the Registrant’s Form 8-K Current Report dated June 30, 2006 and filed July 7, 2006.

10.34*	Nonqualified Supplemental Retirement Plan with R. Larry Campbell, incorporated herein by reference to Exhibit 10(c) to the Annual Report on Form 10-KSB of Carolina Fincorp, Inc. for the fiscal year ended June 30, 1997.

10.35*	Form of Change of Control Agreement between FNB United Corp. and certain of its key employees and officers, incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2006.

Exhibit No.	Description of Exhibit
10.40	Guarantee Agreement dated as of November 4, 2006, by FNB Corp. for the benefit of the holders of trust preferred securities, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated November 4, 2005 and filed November 8, 2005.

10.41	Guarantee Agreement dated as of April 27, 2006, between FNB Corp. and Wilmington Trust Company, as guarantee trustee, for the benefit of the holders of trust preferred securities, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated April 27, 2006 and filed April 28, 2006.

31.10	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.11	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, or compensatory plan or arrangement.