Form 10-Q/A
period 2006-09-30
FNB United Corp.
filed 2007-02-07
CIK 764811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  ------------


                                   FORM 10-Q/A
                                (Amendment No. 1)

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2006

                         Commission file number 0-13823

                                  ------------


                                FNB UNITED CORP.
             (Exact name of registrant as specified in its charter)


      North Carolina                                   56-1456589
(State of incorporation)                    (I.R.S. Employer Identification No.)


             150 South Fayetteville, Asheboro, North Carolina 27203
                    (Address of principal executive offices)

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes     No   X
                                       ---     ---

The registrant had 11,228,961 shares of $2.50 par value common stock outstanding at November 1, 2006.

Explanatory Note

FNB United Corp is filing  this  amendment  to Form 10-Q for the  quarter  ended
September 30, 2006, to amend and restate financial statements and other financial information filed with the Securities and Exchange Commission ("SEC"). This amendment is being filed to correct an overstatement in the originally filed report on Form 10-Q of an estimated loss on investment securities in connection with the restructuring of FNB United's investment portfolio and restates the Consolidated Financial Statements and the other financial information for the three and nine months ended September 30, 2006, previously reported on Form 10-Q. This amendment also amends and restates "Item 4. Controls and Procedures," of the originally filed report on Form 10-Q as a result of the items discussed in this Explanatory Note.

During the quarter ended September 30, 2006, FNB United restructured its investment portfolio to eliminate certain under-performing investments and to improve the net interest margin. The loss was originally estimated at $812,500, net of income taxes, or $.07 per diluted share. This estimated loss was reflected in the results of operations and financial statements of FNB United for the quarter ended September 30, 2006. The actual loss was $360,000, net of income taxes, or $.03 per diluted share for the quarter ended September 30, 2006. The difference between the estimated loss and the actual loss was attributable to a miscalculation associated with paydowns on mortgage-backed securities.

Except as otherwise specifically noted, all information contained herein is as of September 30, 2006 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to update and we have not updated any forward-looking statements previously included in the Form 10-Q filed on November 1, 2006.

The effect this restatement had on earnings for the affected periods is as follows:



                                          Three Months     Nine Months
                                              Ended           Ended
                                          September 30,   September 30,
                                              2006            2006
                                           -----------     ---------
                                     (in thousands, except per share data)

Increase to:
Gain (loss) on sale of securities, net      $     701      $    701
Total noninterest income                          701           701

Income before taxes                               701           701
Income tax expense                                248           248

                                           -----------     ---------
Net income                                  $     453      $    453
                                           ===========     =========

Net Income per Share
     Basic                                  $    0.04      $   0.05
     Diluted                                $    0.04      $   0.05


In this amendment, we have not modified or updated disclosures presented in our original quarterly report on Form 10-Q except as required to reflect the effects of the restatement and to amend "Item 4. Controls and Procedures," as discussed above. Accordingly, this amendment does not reflect events or changes that have occurred subsequent to September 30, 2006. We are not required to update and we have not updated any forward-looking statements previously included in the report on Form 10-Q filed on November 9, 2006. Information not affected by this restatement is unchanged and reflects the disclosures made at the time of the original filing of the report on Form 10-Q on November 9, 2006. For convenience, the entire report on Form 10-Q has been refiled in this Form 10-Q/A.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------


                        FNB United Corp. and Subsidiaries
                     CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                 September 30,        December 31,
                                                             ----------------------  --------------
                                                                 2006       2005          2005
                                                             -----------  ---------  --------------
                                                         (in thousands, except share and per share data)


ASSETS
Cash and due from banks                                      $   41,112   $ 24,540    $   22,389
Interest-bearing bank balances                                    5,870        896         2,310
Federal funds sold                                               17,500     14,332        20,180
Investment securities:
     Available for sale, at estimated fair value (amortized
          cost of $88,726, $76,117 and $110,693) (restated)      89,239     76,868       110,918
     Held to maturity (estimated fair value of $41,403,
          $47,682 and $47,508)                                   42,928     48,792        48,888
Loans:
     Loans held for sale                                         20,054     19,239        17,615
     Loans held for investment                                1,276,636    689,323       795,051
     Less allowance for loan losses                             (16,318)    (8,026)       (9,945)
                                                             -----------  ---------  --------------
                    Net loans                                 1,280,372    700,536       802,721
                                                             -----------  ---------  --------------
Premises and equipment, net                                      45,113     19,809        24,670
Goodwill                                                        112,926     16,359        31,381
Core deposit premiums                                             7,583         67         1,326
Other assets (restated)                                         158,403     29,044        37,302
                                                             -----------  ---------  --------------

                    Total Assets (restated)                  $1,801,046   $931,243    $1,102,085
                                                             ===========  =========  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand deposits                     $  155,526   $ 86,753    $  100,465
     Interest-bearing deposits:
          Demand, savings and money market deposits             464,168    223,282       252,855
          Time deposits of $100,000 or more                     344,489    182,767       229,910
          Other time deposits                                   418,425    228,971       258,379
                                                             -----------  ---------  --------------
                    Total deposits                            1,382,608    721,773       841,609
Retail repurchase agreements                                     24,540     18,594        21,338
Federal Home Loan Bank advances                                  90,311     67,389        86,225
Other borrowed funds                                             77,084     28,152        39,004
Other liabilities (restated)                                     19,041      9,214        11,594
                                                             -----------  ---------  --------------
                    Total Liabilities (restated)              1,593,584    845,122       999,770
                                                             -----------  ---------  --------------
Shareholders' equity:
     Preferred stock - $10.00 par value; authorized
        200,000 shares, none issued
     Common stock - $2.50 par value; authorized
        50,000,000 shares,
        issued shares - 11,228,461, 5,622,060 and 6,370,486      28,071     14,055        15,926
     Surplus                                                    111,502     10,611        23,542
     Retained earnings (restated)                                67,588     60,993        62,711
     Accumulated other comprehensive income                         301        462           136
                                                             -----------  ---------  --------------
                    Total Shareholders' Equity (restated)       207,462     86,121       102,315
                                                             -----------  ---------  --------------

                    Total Liabilities and
                      Shareholders' Equity (restated)        $1,801,046   $931,243    $1,102,085
                                                             ===========  =========  ==============


 See accompanying notes to consolidated financial statements.


                        FNB United Corp. and Subsidiaries
                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                               Three Months Ended              Nine Months Ended
                                                  September 30,                  September 30,
                                             -----------------------        -----------------------
                                                 2006        2005              2006         2005
                                             -----------  ----------        ----------   ----------
                                                (in thousands, except share and per share data)
Interest Income
     Interest and fees on loans                 $26,894     $12,375           $64,931      $34,251
     Interest and dividends on investment
      securities:                                     -                             -
          Taxable income                          2,258         873             5,522        2,539
          Non-taxable income                        537         406             1,545        1,243
     Other interest income                          258          59               881          176
                                             -----------  ----------        -----------------------
                    Total interest income        29,947      13,713            72,879       38,209
                                             -----------  ----------        -----------------------

Interest Expense
     Deposits                                    11,548       3,899            26,298       10,312
     Retail repurchase agreements                   258         135               619          322
     Federal Home Loan Bank advances                873         660             2,670        1,955
     Federal funds purchased                         32           4                40            9
     Other borrowed funds                         1,356         395             2,914          987
                                             -----------  ----------        -----------------------
                    Total interest expense       14,067       5,093            32,541       13,585
                                             -----------  ----------        -----------------------

Net Interest Income                              15,880       8,620            40,338       24,624
     Provision for loan losses                    1,824         446             2,306        1,680
                                             -----------  ----------        -----------------------
Net Interest Income After Provision for Loan
 Losses                                          14,056       8,174            38,032       22,944
                                             -----------  ----------        -----------------------

Noninterest Income
     Service charges on deposit accounts          2,312       1,412             5,828        3,671
     Mortgage loan sales                          1,402       1,595             3,498        4,429
     Cardholder and merchant services income        607         355             1,396          976
     Gain (loss) on sale of securities, net
      (restated)                                   (557)          -              (559)           -
     Trust and investment services                  393         295             1,048          968
     Other service charges, commissions and fees    246         207               743          663
     Bank owned life insurance                      251         148               629          438
     Factoring operations                           141           -               217            -
     Other income (charge)                          624         (46)              733          (57)
                                             -----------  ----------        -----------------------
                    Total noninterest income
                     (restated)                   5,419       3,966            13,533       11,088
                                             -----------  ----------        -----------------------

Noninterest Expense
     Personnel expense                            8,300       5,103            20,337       14,345
     Net occupancy expense                        1,004         474             2,536        1,341
     Furniture and equipment expense              1,002         573             2,781        1,619
     Data processing services                       976         387             1,996        1,057
     Other expense                                4,258       1,782             9,566        5,116
                                             -----------  ----------        -----------------------
                    Total noninterest expense    15,540       8,319            37,216       23,478
                                             -----------  ----------        -----------------------

Income Before Income Taxes (restated)             3,935       3,821            14,349       10,554
Income taxes (restated)                           1,456       1,262             5,160        3,417
                                             -----------  ----------        -----------------------

Net Income (restated)                            $2,479      $2,559            $9,189       $7,137
                                             ===========  ==========        =======================

Net income per common share: (restated)
     Basic                                        $0.22       $0.46             $1.01        $1.27
     Diluted                                       0.22        0.44              1.00         1.24
                                             ===========  ==========        =======================

Weighted average number of shares
 outstanding:
     Basic                                   11,162,228   5,620,339         9,088,421    5,611,814
     Diluted                                 11,263,279   5,768,654         9,185,701    5,757,626
                                             ===========  ==========        ==========   ==========


See accompanying notes to consolidated financial statements.



                        FNB United Corp. and Subsidiaries

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

    Nine Months Ended September 30, 2006 and September 30, 2005 (unaudited)



                                                                           Accumulated
                                   Common Stock                              Other
                               --------------------            Retained   Comprehensive
                                 Shares     Amount    Surplus  Earnings   Income (Loss)     Total

                               ----------- --------  --------- ---------   ------------    -------
                                      (in thousands, except share and per share data)

Balance, December 31, 2004      5,605,102  $14,013   $ 10,643  $56,383        $1,108      $82,147
Comprehensive income:
     Net income                         -        -          -    7,137             -        7,137
     Other comprehensive
      income:
          Unrealized
           securities losses,
           net of income tax
           benefit of $407              -        -          -        -          (646)        (646)
                                                                                        ---------
     Total comprehensive
      income                            -        -          -        -             -        6,491
                                                                                        ---------
Cash dividends declared,
 $.45 per share                         -        -          -   (2,527)            -       (2,527)
Stock options:
     Proceeds from options
      exercised                    41,758      104        405        -             -          509
Common stock repurchased          (24,800)     (62)      (437)       -             -         (499)
                               ----------- --------  --------- ---------   ------------ ---------

Balance, September 30, 2005     5,622,060  $14,055   $ 10,611  $60,993          $462      $86,121
                               =========== ========  ========= =========   ============ =========



Balance, December 31, 2005     $6,370,486  $15,926   $ 23,542  $62,711          $136     $102,315
Comprehensive income:
     Net income (restated)              -        -          -    9,189             -        9,189
     Other comprehensive
      income:
          Unrealized
           securities losses,
           net of income tax
           of $100 (restated)           -        -          -        -           165          165
                                                                                        ---------
     Total comprehensive
      income                            -        -          -        -             -        9,354
                                                                                        ---------
Cash dividends declared,
 $.45 per share                         -        -          -   (4,312)            -      (4,312)
Merger acquisition of
 subsidiary company:
     Common stock issued        4,654,504   11,636     83,176        -             -       94,812
     Fair value of stock
      options assumed                   -        -      3,311        -             -        3,311
Stock options:
     Proceeds from options
      exercised                   146,971      367        912        -             -        1,279
     Compensation expense
      recognized                        -        -        377        -             -          377
     Net tax benefit related
      to option exercises               -        -        243        -             -          243
Restricted stock:
     Shares issued, subject
      to restriction               55,875      140       (140)       -             -            -
     Compensation expense
      recognized                        -        -         71        -             -           71
Other compensatory stock
 issued                               625        2         10        -             -           12
                               ----------- --------  --------- ---------   ------------ ---------

Balance, September 30, 2006
 (Restated)                    11,228,461  $28,071   $111,502  $67,588          $301     $207,462
                               =========== ========  ========= =========   ============ =========


See accompanying notes to consolidated financial statements.

FNB Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                           Nine Months Ended
                                                              September 30,
                                                       -------------------------
                                                            2006        2005
                                                       -----------   -----------
                                                             (in thousands)
Operating Activities:
     Net income (restated)                                 $9,189      $7,137
     Adjustments to reconcile net income to net
          cash provided by (used in) operating activities:
          Depreciation and amortization of premises
           and equipment                                    2,070       1,259
          Provision for loan losses                         2,306       1,680
          Loss on sale of securities, net (restated)          559           -
          Deferred income taxes (benefit)                    (818)       (490)
          Deferred loan fees and costs, net                   301         (73)
          Premium amortization and discount accretion
                 of investment securities, net                262         270
          Amortization of core deposit premiums               399          35
          Stock compensation expense                          460           -
          Income from bank owned life insurance              (629)       (438)
          Net increase in loans held for sale              (1,699)     (7,591)
          Increase in other assets                         (2,216)        (99)
          Increase (decrease) in other
           liabilities (restated)                          (1,216)      1,460
                                                       -----------   -----------
                    Net Cash Provided by
                     Operating Activities                   8,968       3,150
                                                       -----------   -----------

Investing Activities:
     Available-for-sale securities:
          Proceeds from sales                              34,695           -
          Proceeds from maturities and calls               10,817       5,261
          Purchases                                       (26,817)     (9,478)
     Held-to-maturity securities:
          Proceeds from maturities and calls                7,544       4,156
          Purchases                                        (1,730)     (1,779)
     Net increase in loans held for investment             (6,184)    (38,451)
     Purchases of premises and equipment                   (4,842)     (4,052)
     Net cash received in merger acquisition
      of subsidiary company                                10,256           -
     Purchases of SBIC investments                         (1,000)       (150)
     Other, net                                                50         201
                                                       -----------   -----------
                    Net Cash Provided by
                     (Used in) Investing
                     Activities                            22,789     (44,292)
                                                       -----------   -----------

Financing Activities:
     Net increase (decrease) in deposits                  (22,083)     62,229
     Increase (decrese) in retail repurchase agreements      (356)      4,776
     Decrease in Federal Home Loan Bank advances          (14,511)     (1,500)
     Decrease in federal funds purchased                        -      (8,175)
     Increase in other borrowed funds                      26,981       5,586
     Proceeds from exercise of stock options                1,279         509
     Tax benefit from exercise of stock options               243           -
     Common stock repurchased                                   -        (499)
     Cash dividends paid                                   (3,707)     (2,525)
                                                       -----------   -----------
                    Net Cash Provided by
                     (Used in) Financing
                     Activities                           (12,154)     60,401
                                                       -----------   -----------

Net Increase in Cash and Cash Equivalents                  19,603      19,259
Cash and cash equivalents at beginning of period           44,879      20,509
                                                       -----------   -----------

Cash and Cash Equivalents at End of Period                $64,482     $39,768
                                                       ===========   ===========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest                                         29,907      13,018
          Income taxes                                      6,032       3,970
     Noncash transactions:
          Foreclosed loans transferred to
           other real estate                                2,971         885
          Unrealized securities gains
           (losses), net of income taxes (restated)           165        (646)
          Merger acquisition of subsidiary company:
               Fair value of assets acquired              728,656           -
               Fair value of common stock
                issued and stock options assumed           98,123           -
               Cash paid                                   27,717           -
                                                       -----------   -----------
                    Liabilities assumed                   602,816           -

See accompanying notes to consolidated financial statements.

                        FNB United Corp. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Restatement
         FNB United Corp. is restating financial statements and other financial information for the quarter and the nine-month period ended September 30, 2006. These amendments are being filed to correct errors related to the Company's overstatement of an estimated loss on investment securities.

         This amendment restates the Consolidated Financial Statements and the other financial information for the three and nine months ended September 30, 2006, previously reported on Form 10-Q.

         During the quarter ended September 30, 2006, FNB United restructured its investment portfolio to eliminate certain under-performing investments and to improve the net interest margin. The loss was originally estimated at $812,500, net of income taxes, or $.07 per diluted share. This estimated loss was reflected in the results of operations and financial statements of FNB United for the quarter ended September 30, 2006. The actual loss was $360,000, net of income taxes, or $.03 per diluted share for the quarter ended September 30, 2006. The difference between the estimated loss and the actual loss was attributable to a miscalculation associated with paydowns on mortgage-backed securities.

         The following tables reflect the previously reported amounts and the restated results by financial statement line item for the consolidated balance sheet as of September 30, 2006, the consolidated statements of income for the three and nine-month periods ended September 30, 2006, the consolidated statement of cash flows for the nine-month period ended September 30, 2006, and the consolidated statement of shareholders' equity and comprehensive income for the nine-month period ended September 30, 2006.


                                                   Impact on Consolidated Balance Sheets
                                                             September 30, 2006

                                                      As Previously
                                                        Reported        As Restated
                                                    ----------------- ------------------
                                                            (Amounts in thousands)
          Investment securities available for sale  $       171,193    $      89,239
          Other assets                                       73,413          158,403
          Total assets                                    1,798,010        1,801,046
          Other liabilities                                  18,793           19,041
          Total liabilities                               1,593,336        1,593,584
          Retained earnings                                  67,135           67,588
          Accumulated other comprehensive
             income (loss)                                  (2,034)              301
          Total shareholders' equity                        204,674          207,462



                                                                Impact on Consolidated Statements of Income
                                                              Three months ended                 Nine months ended
                                                              September 30, 2006                 September 30, 2006
                                                     ---------------------------------  -----------------------------------
                                                       As Previously                     As Previously
                                                          Reported     As Restated         Reported           As Restated
                                                     ---------------  ----------------  ------------------  ---------------
                                                                           (Amounts in thousands)
          Gain (loss) on sale of securities, net     $      (1,258)    $        (557)     $      (1,260)    $        (559)
          Total noninterest income                            4,718             3,966             12,832            13,533

          Income Before Income Taxes                          3,234             3,935             13,648            14,349
          Income taxes                                        1,208             1,456              4,912             5,160

          Net Income                                          2,026             2,479              8,736             9,189

          Net income per common share:
             Basic                                   $         0.18    $         0.22         $     0.96    $         1.01
             Diluted                                           0.18              0.22               0.95              1.00



                                   Impact on Consolidated Statements of
                             Shareholders' Equity and Comprehensive Income
                                          September 30, 2006
                                -------------------------------------

                                 As Previously
                                    Reported             As Restated
                                 ---------------        -------------
                                         (Dollars in thousands)
   Net Income                            8,736                9,189
   Unrealized securities losses         (2,170)                  65
   Total comprehensive income            7,019                9,354
   Total Shareholders' Equity          204,674              207,462


                                Impact on Consolidated Statements of Cash Flows
                                             September 30, 2006
                                   -------------------------------------
                                    As Previously
                                      Reported             As Restated
                                    ---------------        -------------
                                          (Dollars in thousands)
  Cash Flows from Operating Activites:
  Net income                           $  8,736             $   9,189
  Loss on sale of securities, net         1,260                   559
  Increase (decrease) in other
    liabilities                          (1,464)               (1,216)



2.       Basis of Presentation
         FNB United Corp.("FNB United"), formerly known as FNB Corp., is a bank holding company whose wholly owned subsidiaries are First National Bank and Trust Company ("First National Bank") and Dover Mortgage Company ("Dover"). First National Bank has two wholly owned subsidiaries, First National Investor Services, Inc. and Premier Investment Services, Inc.

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

         The accompanying consolidated financial statements, prepared without audit, include the accounts of FNB United and its subsidiaries (collectively the "Corporation"). All significant intercompany balances and transactions have been eliminated.

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

         The organization and business of FNB United, accounting policies followed by the Corporation and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Corporation's 2005 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

3.       Cash and Cash Equivalents
         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

4.       Merger Information

         United Financial, Inc.

         On November 4, 2005, the Corporation completed a merger for the acquisition of United Financial, Inc. ("United"), holding company for Alamance Bank, headquartered in Graham, North Carolina. At he date of merger, Alamance Bank operated three offices and, based on estimated fair values, had approximately $163.7 million in total assets, $96.6 million in loans and $113.0 million in deposits. On February 1, 2006, Alamance Bank was merged into First National Bank.

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

         Integrity Financial Corporation

         On April 28, 2006, the Corporation completed a merger for the acquisition of Integrity Financial Corporation ("Integrity"), headquartered in Hickory, North Carolina and the holding company for First Gaston Bank of North Carolina. At the date of the merger, First Gaston Bank operated seventeen offices and, based on estimated fair values, had approximately $728.7 million in total assets, $475.3 million in loans and $563.3 million in deposits. On August 1, 2006, First Gaston Bank was merged into First National Bank.

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

         The estimated fair values of the Integrity assets acquired and liabilities assumed at the date of merger were as follows (in thousands):
                                                              April 28,
                                                                 2006

         Cash and cash equivalents                            $  37,973
         Investment securities, available for sale               84,373
         Loans, net                                             475,281
         Premises and equipment, net                             17,786
         Goodwill                                                81,537
         Core deposit intangible                                  6,656
         Other assets                                            25,050
         Deposits                                              (563,311)
         Borrowings                                             (32,237)
         Other liabilities                                       (7,268)
                                                             -----------
              Net assets acquired                               125,840
              Transaction costs                                   1,344
                                                             -----------

              Total purchase price                             $127,184
                                                             ===========

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


                                              Three Months Ended        Nine Months Ended
                                                 September 30,            September 30,
                                          ----------------------   ------------------------
                                             2006         2005         2006         2005
                                          ----------   ---------   -----------    ---------
                                                  (in thousands, except per share data)

         Net interest income              $15,880       $15,118      $49,047       $43,890
         Noninterest income                 5,419         6,299       15,098        14,732
         Net income (restated)              2,479         3,684       10,747        12,028

         Net income per common share:
              Basic (restated)                .22           .36          .97          1.17
              Diluted (restated)              .22           .35          .96          1.14

5.       Earnings Per Share (EPS)

         Basic net income per share, or basic EPS, is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if the Corporation's potential common stock and contingently issuable shares, which consist of dilutive stock options and restricted stock, were exercised. The numerator of the basic EPS computation is the same as the numerator of the diluted EPS computation for all periods presented. A reconciliation of the denominators of the basic and diluted EPS computations is as follows:



                                                         Three Months Ended                 Nine Months Ended
                                                            September 30,                     September 30,
                                                     ---------------------------        ---------------------------
                                                        2006             2005              2006              2005
                                                     ----------        ---------        ----------        ---------
         Basic EPS denominator - Weighted
              average number of common
              shares outstanding                     11,162,228        5,620,339        9,088,421         5,611,814
         Dilutive share effect arising from
              potential common stock issuances          101,051          148,315           97,280          145,812
                                                     -----------       ----------       -----------       ----------

         Diluted EPS denominator                     11,263,279        5,768,654        9,185,701         5,757,626
                                                     ===========       ==========       ===========       ==========


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

6.       Stock-Based Compensation

         Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123R (revised 2004), "Share-Based Payment", ("SFAS 123R") which was issued by the FASB in December 2004. SFAS No. 123R revises FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, "Statement of Cash Flows", to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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

         The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based on the historical volatility of the Corporation's common stock over approximately the previous 6 years. The expected life of the options has historically been considered to be approximately 6 years. The expected dividend yield is based upon the current yield in effect at the date of grant. Forfeitures are estimated at a 3.00% rate, adjusted to 1.75% for 5-year vesting.

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
         Expected life                                                6 years

         The following is a summary of stock option activity for the nine months ended September 30, 2006:


                                                                                         Weighted         Aggregate
                                                                                         Average          Intrinsic
                                                                                         Exercise           Value
                                                                         Shares           Price         (in thousands)
                                                                       ----------       ----------      --------------
         Outstanding at December 31, 2005                               768,963           $16.54
         Granted                                                         13,000            18.36
         Assumed in merger acquisition                                  325,384             9.44
         Exercised                                                     (146,971)            8.71
         Forfeited                                                      (13,090)           15.08
                                                                       --------

         Outstanding at September 30, 2006                              947,286            15.35            $3,107
                                                                       ========

         Options exercisable at September 30, 2006                      655,411            13.55             3,329
                                                                       ========


         At September 30, 2006, information concerning stock options outstanding and exercisable is as follows:


                                                 Options Outstanding                       Options Exercisable
                                    -----------------------------------------------      ------------------------------
                                                          Weighted
                                                          Average          Weighted                           Weighted
                                                         Remaining          Average                            Average
            Range of                                    Contractual        Exercise        Number             Exercise
         Exercise Prices             Shares             Life (Years)        Price        Exercisable           Price
         ---------------            --------            ------------       -------       -----------          ---------
        $ 5.29 -    9.97            153,661                2.48          $  9.13           153,661            $  9.13
          10.00 -  14.20            320,855                3.97            12.48           293,380              12.35
          15.00 -  19.82            320,270                7.17            18.03           145,470              16.92
          20.00 -  27.00            152,500                7.12            22.03            62,900              22.16
                                    -------                                                -------

                                    947,286                5.31            15.35           655,411              13.55
                                    =======                                                =======


         For the nine months ended September 30, 2006 and 2005, the intrinsic value of options exercised was $1.2 million and $0.3 million, respectively, and the grant-date fair value of options vested was $0.1 million and $0.1 million, respectively.

         The cash proceeds from options exercised for the nine months ended September 30, 2006 amounted to $1.3 million and the related tax benefit recorded in shareholders' equity for the tax deduction realized from these exercised options amounted to $0.2 million.

         The following is a summary of non-vested restricted stock activity for the nine months ended September 30, 2006:

                                                                      Weighted
                                                                      Average
                                                                     Grant Date
                                                     Shares          Fair Value
                                                   ----------      -------------

         Non-vested at December 31, 2005                    -      $       -
         Granted                                       55,875          18.30
         Vested                                             -              -
         Forfeited                                          -              -
                                                   ----------

         Non-vested at September 30, 2006              55,875          18.30
                                                   ==========

         Restricted stock was first granted by the Corporation during the three months ended September 30, 2006. Accordingly, based on the vesting schedule, there is no fair value information to be reported for restricted stock that has vested.

         As of September 30, 2006, there was $2.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Corporation's stock benefit plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

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

         The adoption of SFAS No. 123R and its fair value compensation cost recognition provisions are different from the non-recognition provisions under SFAS No. 123 and the intrinsic value method for compensation cost allowed under APB No. 25. The effect
         (increase/(decrease)) of the adoption of SFAS No. 123R for the three and nine months ended September 30, 2006 is as follows:

                                                          September 30, 2006
                                                      --------------------------
                                                        Three            Nine
                                                        Months           Months
                                                        Ended            Ended
                                                      -----------       --------
                                                          (in thousands, except
                                                            per share data)

         Income before income taxes                     $(131)           $(377)
         Net income                                      (124)            (356)

         Cash flow from operating activities              (22)            (243)
         Cash flow provided by financing activities        22              243

         Net income per share:
              Basic                                      (.01)            (.04)
              Diluted                                    (.01)            (.04)

         The following illustrates the effect on net income available to common stockholders if the Corporation had applied the fair value recognition provisions of SFAS No. 123 to the results for the three and nine months ended September 30, 2005 (in thousands, except per share data):


                                                                                  September 30, 2005
                                                                              ---------------------------
                                                                                Three            Nine
                                                                                Months           Months
                                                                                Ended            Ended
                                                                              -----------       ---------
                                                                                 (in thousands, except
                                                                                     per share data)

         Net income, as reported                                                $2,559           $7,137
         Add:  Stock-based employee compensation expense included in
              reported net income, net of related income tax effects                 -                -
         Less:  Stock-based compensation determined under fair value
              based method of all awards, net of related income taxes              (98)            (293)
                                                                               ---------        --------

         Net income, pro forma                                                  $2,461           $6,844
                                                                               =========        ========

         Net income per share:
              Basic:
                   As reported                                                  $  .46          $  1.27
                   Pro forma                                                       .44             1.22
              Diluted:
                   As reported                                                     .44             1.24
                   Pro forma                                                       .43             1.19


7.       Loans

         Loans as presented are reduced by net deferred loan fees of $1.4 million, $1.0 million and $0.9 million at September 30, 2006, September 30, 2005 and December 31, 2005, respectively.

8.       Allowance for Loan Losses

         Changes in the allowance for loan losses were as follows:


                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                      September 30,
                                                     ---------------------------        ---------------------------
                                                        2006              2005              2006             2005
                                                     ----------        ---------        -----------       ---------
                                                                               (in thousands)

         Balance at beginning of period                $15,814          $  7,732         $  9,945             $  7,293
         Charge-offs                                     2,212               450            4,070                1,594
         Recoveries                                        892               298            2,099                  647
                                                     ----------        ----------        ---------            ---------
             Net loan charge-offs                        1,320               152            1,971                  947
         Provision for loan losses                       1,824               446            2,306                1,680
         Purchase accounting adjustment                      -                 -            6,038                    -
                                                     ----------        ----------        ---------            ---------

         Balance at end of period                      $16,318          $  8,026          $16,318             $  8,026
                                                     ==========        ==========        =========            =========


9.       Supplementary Income Statement Information

         Significant components of other expense were as follows:

                                                         Three Months Ended                  Nine Months Ended
                                                             September 30,                     September 30,
                                                     ---------------------------        ---------------------------
                                                        2006             2005              2006              2005
                                                     ----------        ---------        ----------        ---------
                                                                              (in thousands)
         Professional fees                           $   641          $   207            $1,162           $   462
         Stationery, printing and supplies               440              201             1,035               616
         Advertising and marketing                       279              236               838               710


10.      Postretirement Employee Benefit Plans

         Information concerning the net periodic cost of the Corporation's postretirement benefit plans is as follows:

                                                                Three Months Ended September 30, 2006
                                                                -------------------------------------
                                                                                                 Other
                                                                             Supplemental    Postretirement
                                                                              Executive         Defined
                                                              Pension         Retirement        Benefit
                                                               Plan             Plan             Plans
                                                             -----------      ---------         --------
                                                                            (in thousands)

         Service cost                                         $  201           $    25          $    22
         Interest cost                                           163                23               22
         Expected return on plan assets                         (224)                -                -
         Amortization of prior service cost                        7                12                -
         Amortization of transition obligation                     -                 -                5
         Recognized net actuarial loss                            48                 8                3
                                                              --------         ---------        ---------

         Net periodic postretirement benefit cost             $  195           $    68          $    52
                                                              ========         =========        =========

                                                                Three Months Ended September 30, 2005
                                                                -------------------------------------
                                                                                                 Other
                                                                             Supplemental    Postretirement
                                                                              Executive         Defined
                                                              Pension         Retirement        Benefit
                                                               Plan             Plan             Plans
                                                             -----------      ---------         --------
                                                                            (in thousands)
         Service cost                                         $  159           $    17          $    17
         Interest cost                                           156                19               21
         Expected return on plan assets                         (207)                -                -
         Amortization of prior service cost                        7                12                2
         Amortization of transition obligation                     -                 -                5
         Recognized net actuarial loss                            38                 5                3
                                                              --------         ---------        ---------

         Net periodic postretirement benefit cost             $  153           $    53          $    48
                                                              ========         =========        =========

                                                                 Nine Months Ended September 30, 2006
                                                                -------------------------------------
                                                                                                 Other
                                                                             Supplemental    Postretirement
                                                                              Executive         Defined
                                                              Pension         Retirement        Benefit
                                                               Plan             Plan             Plans
                                                             -----------      ---------         --------
                                                                            (in thousands)

         Service cost                                         $  603           $    75          $    66
         Interest cost                                           489                69               66
         Expected return on plan assets                         (672)                -                -
         Amortization of prior service cost                       21                36                -
         Amortization of transition obligation                     -                 -               15
         Recognized net actuarial loss                           144                24                9
                                                              --------          --------        ---------

         Net periodic postretirement benefit cost             $  585            $  204           $  156
                                                              ========          ========        =========


                                                                Nine Months Ended September 30, 2005
                                                                -------------------------------------
                                                                                                 Other
                                                                             Supplemental    Postretirement
                                                                              Executive         Defined
                                                              Pension         Retirement        Benefit
                                                               Plan             Plan             Plans
                                                             -----------      ---------         --------
                                                                            (in thousands)

         Service cost                                         $  477           $    51          $    51
         Interest cost                                           468                57               63
         Expected return on plan assets                         (621)                -                -
         Amortization of prior service cost                       21                36                6
         Amortization of transition obligation                     -                 -               15
         Recognized net actuarial loss                           114                15                9
                                                              --------          --------        ---------

         Net periodic postretirement benefit cost             $  459            $  159           $  144
                                                              ========          ========        =========



         Due to the significant contributions of $0.5 million and $2.2 million made in 2005 and 2004, respectively, the Corporation does not expect to contribute any funds to its pension plan in 2006. The other postretirement benefit plans are unfunded plans; and consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.

         In September 2006, the Board of Directors of FNB United approved a modified freeze to the pension plan. Effective December 31, 2006, no new employees are eligible to enter the plan. Participants who are at least age 40, have earned 10 years of vesting service as an employee of FNB United and remain an active employee as of December 31, 2006 will qualify for a grandfathering provision. Under the grandfathering provision, the participant will continue to accrue benefits under the plan through December 31, 2011. Additionally, the plan's definition of final average compensation will be improved from a 10-year averaging period to a 5-year averaging period as of January 1, 2007. All other eligible participants in the plan will have their retirement benefit frozen as of December 31, 2006. Effective January 1, 2007, the 401K plan will be enhanced and will be the primary retirement benefit plan.

11.      Derivatives and Financial Instruments

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended by SFAS Nos. 137, 138 and 149, establishes accounting and reporting standards for derivative and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet, and measure those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

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

12.      Recently Adopted Accounting Pronouncements

         In November 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-01"). EITF 03-01 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. In September 2004, the Financial Accounting Standards Board ("FASB") issued a FASB Staff Position ("FSP EITF 03-1-b") to delay the requirement to record impairment losses under EITF 03-1. The guidance also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requirements for disclosures about unrealized losses that have ot been recognized as other-than-temporary impairments. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, which addresses the determination as to when an investment is considered impaired. This FSP nullifies certain requirements of EITF 03-01 and supersedes EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." This FSP is to be applied to reporting periods beginning after December 15. 2005. The Corporation adopted the provisions of FSP FAS 115-1 on January 1, 2006 with no effect on its consolidated financial statements.

         In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R ("SFAS No. 123R"), "Share-Based Payment", which is a revision of FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award (presumptively the vesting period). SFAS No. 123R sets accounting requirements for "share-based" compensation to employees, including employee-stock purchase plans ("ESPPs"). Awards to most nonemployee directors will be accounted for as employee awards. This Statement was to be effective for public companies that do not file as small business issuers as of the beginning of interim or annual reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission ("SEC") issued Release No. 2005-57, which defers the effective date of SFAS No. 123R for many registrants. Registrants that do not file as small business users must adopt SFAS No. 123R as of the beginning of their first annual period beginning after June 15, 2005. The Corporation adopted the provisions of SFAS No. 123R on January 1, 2006 as discussed in Note 5 above.

         In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"), which contains guidance on applying the requirements in SFAS No. 123R. SAB 107 provides guidance on valuation techniques, development of assumptions used in valuing employee share options and related MD&A disclosures. SAB 107 is effective for the period in which SFAS No. 123R is adopted. In conjunction with the adoption of SFAS No. 123R on January 1, 2006, the Corporation adopted the provisions of SAB 107.

         In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ("SFAS No. 154"), "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Corporation adopted the provisions of SFAS No. 154 on January 1, 2006 with no effect on its consolidated financial statements.

13.      Business Segment Information

         The Corporation is considered to have two principal business segments: the full-service subsidiary bank, First National Bank, and the mortgage banking subsidiary, Dover Mortgage Company. Dover originates, underwrites and closes loans for sale into the secondary market. Financial performance for each segment is detailed in the following tables. Included in the "Other" column are amounts for other corporate activities, including the interest expense recognized on trust preferred securities, and eliminations of intersegment transactions.


                                                                     Three Months Ended September 30, 2006
                                                    -------------------------------------------------------------------
                                                         First               Dover
                                                       National             Mortgage
                                                         Bank               Company        Other             Total
                                                    --------------      --------------   -----------     --------------
                                                                                  (in thousands)
         Interest income                             $     29,690        $       256     $     1         $    29,947
         Interest expense                                  12,711                230       1,126              14,067
                                                    --------------      --------------   -----------     --------------
         Net interest income                               16,979                 26      (1,125)             15,880
         Provision for loan losses                          1,824                  -           -               1,824
                                                    --------------      --------------   -----------     --------------
         Net interest income after
              provision for loan losses                    15,155                 26      (1,125)             14,056
         Noninterest income (restated)                      4,328              1,038          53               5,419
         Noninterest expense                               14,529                894         117              15,540
                                                    --------------      --------------   -----------     --------------
         Income (loss) before income
              taxes (restated)                              4,954                170      (1,189)              3,935
         Income taxes (benefit) (restated)                  1,799                 74        (417)              1,456
                                                    --------------      --------------   -----------     --------------

         Net income (loss) (restated)                $      3,155       $         96     $  (772)        $     2,479
                                                    ==============      ==============   ===========     ==============

         Total assets (restated)                     $  1,775,078          $  21,971     $ 3,997         $ 1,801,046
         Net loans                                      1,281,084             15,606           -           1,296,690
         Goodwill                                         109,142              3,784           -             112,926




                                                                     Three Months Ended September 30, 2005
                                                    -------------------------------------------------------------------
                                                         First               Dover
                                                       National             Mortgage
                                                         Bank               Company        Other             Total
                                                    --------------      --------------   -----------     --------------
                                                                                  (in thousands)

         Interest income                             $     13,412        $       301     $     -         $    13,713
         Interest expense                                   4,697                255         141               5,093
                                                    --------------      --------------   -----------     --------------
         Net interest income                                8,715                 46        (141)              8,620
         Provision for loan losses                            446                  -           -                 446
                                                    --------------      --------------   -----------     --------------
         Net interest income after
              provision for loan losses                     8,269                 46        (141)              8,174
         Noninterest income                                 2,796              1,163           7               3,966
         Noninterest expense                                7,283              1,020          16               8,319
                                                    --------------      --------------   -----------     --------------
         Income (loss) before income taxes                  3,782                189        (150)              3,821
         Income taxes (benefit)                             1,237                 76         (51)              1,262
                                                    --------------      --------------   -----------     --------------

         Net income (loss)                           $      2,545       $        113     $   (99)        $     2,559
                                                    ==============      ==============   ===========     ==============

         Total assets                                $    906,509         $   24,442     $   292         $   931,243
         Net loans                                        682,885             17,651           -             700,536
         Goodwill                                          12,583              3,776           -              16,359


                                                                      Nine Months Ended September 30, 2006
                                                    -------------------------------------------------------------------
                                                         First               Dover
                                                       National             Mortgage
                                                         Bank               Company        Other             Total
                                                    --------------      --------------   -----------     --------------
                                                                                  (in thousands)
         Interest income                             $     72,201        $       677     $     1         $    72,879
         Interest expense                                  29,663                604       2,274              32,541
                                                    --------------      --------------   -----------     --------------
         Net interest income                               42,538                 73      (2,273)             40,338
         Provision for loan losses                          2,306                  -           -               2,306
                                                    --------------      --------------   -----------     --------------
         Net interest income after
              provision for loan losses                    40,232                 73      (2,273)             38,032
         Noninterest income (restated)                     10,635              2,731         167              13,533
         Noninterest expense                               34,385              2,540         291              37,216
                                                    --------------      --------------   -----------     --------------
         Income (loss) before income
              Taxes (restated)                             16,482                264      (2,397)             14,349
         Income taxes (benefit) (restated)                  5,876                123        (839)              5,160
                                                    --------------      --------------   -----------     --------------

         Net income (loss) (restated)                $     10,606        $       141     $(1,558)        $     9,189
                                                    ==============      ==============   ===========     ==============

         Total assets (restated)                     $  1,775,078          $  21,971     $ 3,997         $ 1,801,046
         Net loans                                      1,281,084             15,606           -           1,296,690
         Goodwill                                         109,142              3,784           -             112,926



                                                                     Nine Months Ended September 30, 2005
                                                    -------------------------------------------------------------------
                                                         First               Dover
                                                       National             Mortgage
                                                         Bank               Company        Other             Total
                                                    --------------      --------------   -----------     --------------
                                                                                  (in thousands)

         Interest income                             $     37,456        $       753     $     -         $    38,209
         Interest expense                                  12,598                598         389              13,585
                                                    --------------      --------------   -----------     --------------
         Net interest income                               24,858                155        (389)             24,624
         Provision for loan losses                          1,680                  -           -               1,680
                                                    --------------      --------------   -----------     --------------
         Net interest income after
              provision for loan losses                    23,178                155        (389)             22,944
         Noninterest income                                 8,151              2,996         (59)             11,088
         Noninterest expense                               20,367              3,096          15              23,478
                                                    --------------      --------------   -----------     --------------
         Income (loss) before income taxes                 10,962                 55        (463)             10,554
         Income taxes (benefit)                             3,545                 29        (157)              3,417
                                                    --------------      --------------   -----------     --------------

         Net income (loss)                           $      7,417       $         26     $  (306)        $     7,137
                                                    ==============      ==============   ===========     ==============

         Total assets                                $    906,509         $   24,442     $   292         $   931,243
         Net loans                                        682,885             17,651           -             700,536
         Goodwill                                          12,583              3,776           -              16,359


14.      Comprehensive Income

         For the three months ended September 30, 2006 and 2005, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $4.1 million (restated) and $2.0 million, respectively.

         For the nine months ended September 30, 2006 and 2005, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $9.4 million (restated) and $6.5 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         FNB United Corp. is filing this amendment to Form 10-Q for the quarter and nine month periods ended September 30, 2006, to amend and restate financial statements and other financial information filed with the Securities and Exchange Commission ("SEC"). These amendments are being filed to correct errors in the originally filed Form 10-Q related to the Company's overstatement of an estimated loss on investment securities.

         This amendment restates the Consolidated Financial Statements and the other financial information for the three and nine month periods ended September 2006.

         During the quarter ended September 30, 2006, FNB United restructured its investment portfolio to eliminate certain under-performing investments and to improve the net interest margin. The actual loss was $360,000, net of income taxes, or $.03 per diluted share for the quarter ended September 30, 2006. The difference between the estimated loss and the actual loss was attributable to a miscalculation associated with paydowns on mortgage-backed securities.

         The purpose of this discussion and analysis is to assist in the understanding and evaluation of the financial condition, changes in financial condition and results of operations of FNB United Corp. ("FNB United" or the "Parent Company"), formerly known as FNB Corp. prior to April 28, 2006, and its wholly owned subsidiaries, First National Bank and Trust Company ("First National Bank") and Dover Mortgage Company ("Dover"), collectively referred to as the "Corporation". This discussion should be read in conjunction with the financial information appearing elsewhere in this report.



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

         For business segment information related to the financial performance of First National Bank and Dover Mortgage Company, see Note 13 to the Consolidated Financial Statements.

 Merger Acquisition of United Financial, Inc. in 2005

         On November 4, 2005, the Corporation completed a merger for the acquisition of United Financial, Inc. ("United"), holding company for Alamance Bank, headquartered in Graham, North Carolina. At the date of merger, Alamance Bank operated three offices and, based on estimated fair values, had approximately $163.7 million in total assets, $96.6 million in loans and $113.0 million in deposits. On February 1, 2006, Alamance Bank was merged into First National Bank. Pursuant to the terms of the merger, each share of United common stock was converted, at the election of the shareholder, into either: (1) $14.25 in cash, (2) 0.6828 shares of FNB United common stock, or (3) $4.99 in cash and
0.4438 shares of FNB United common stock, the overall conversion of stock being limited to 65% of United shares. The aggregate purchase price was $22.7 million, consisting of $8.2 million of cash payments and 728,625 shares of FNB United common stock valued at $14.5 million. The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of United were recorded based on estimated fair values as of November 4, 2005, with the estimate of goodwill being subject to possible adjustment during the one-year period from that date. The consolidated financial statements include the results of operations of United since November 4, 2005.


Merger Acquisition of Integrity Financial Corporation in 2006

         On April 28, 2006, the Corporation completed a merger for the acquisition of Integrity Financial Corporation ("Integrity"), headquartered in Hickory, North Carolina and the holding company for First Gaston Bank of North Carolina. At the date of the merger, First Gaston Bank operated seventeen offices and, based on estimated fair values, had approximately $728.7 million in total assets, $475.3 million in loans and $563.3 million in deposits. On August 1, 2006, First Gaston Bank was merged into First National Bank. Pursuant to the terms of the merger, each share of Integrity common stock was converted into
0.8743 shares of FNB United common stock and $5.20 in cash. The aggregate purchase price was $127.2 million, consisting of $27.7 million in cash payments to Integrity shareholders, 4,654,504 shares of FNB United common stock valued at $94.8 million, outstanding Integrity stock options valued at $3.3 million and transaction costs of $1.4 million. The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Integrity were recorded based on estimated fair values as of April 28, 2006, with the estimate of goodwill being subject to possible adjustment during the one-year period from that date. The consolidated financial statements include the results of operations of Integrity since April 28, 2006.

Primary Financial Data for 2006

         The Corporation earned $2.48 million in the third quarter of 2006, a 3.1% decrease from earnings of $2.56 million in the same period of 2005. Basic earnings per share decreased from $.46 to $.22 and diluted earnings per share decreased from $.44 to $.22 for percentage decreases of 52% and 50%, respectively. For the first nine months of 2006, earnings amounted to $9.19 million, which represents a 29% increase from earnings of $7.14 million in the same period of 2005. Basic earnings per share in comparing nine-month periods decreased from $1.27 to $1.01 and diluted earnings per share decreased from $1.24 to $1.00 for percentage decreases of 20% and 19%, respectively. As noted above, First Gaston Bank and Alamance Bank were acquired through mergers effective April 28, 2006 and November 4, 2005, respectively, impacting both net income and the calculation of earnings per share since the acquisition dates and the comparability of operating results on a year-to-date basis between 2006 and 2005 (see Note 13 to the Consolidated Financial Statements for business segment information and also below in "Significant Factors Affecting Earnings in 2006 and 2005"). The First Gaston Bank acquisition added $728.7 million or approximately 66% to total assets at the time of acquisition, while the Alamance Bank acquisition earlier added $163.7 million or approximately 18% to total assets at the time of acquisition. Including these acquisitions, total assets were $1,801.0 million at September 30, 2006, up 93% from September 30, 2005 and 63% from December 31, 2005. Loans amounted to $1,296.7 million at September 30, 2006, increasing 83% from September 30, 2005 and 60% from December 31, 2005. Total deposits were up 92% from September 30, 2005 and 64% from December 31, 2005, amounting to $1,382.6 million at September 30, 2006.

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

         Net interest income has continued to be impacted by the tightening measures utilized by the Federal Reserve for monetary policy purposes since mid-2004. These measures have resulted in prime rate increases that have tended to improve the yield on earning assets while similarly increasing the cost of funds. Net interest income increased $15.7 million or 64% in the first nine months of 2006 compared to the same period in 2005, reflecting the effect of a 60% increase in the level of average earning assets coupled with an increase in the net interest margin, stated on a taxable equivalent basis, from 4.15% in 2005 to 4.21% in 2006. In comparing third quarter periods, net interest income increased $7.3 million or 84%, reflecting an 88% increase in average earning asset. However, the cost of funds, as discussed in "Net Interest Income" below, is beginning to increase at a faster rate than the yield on earning assets, thus resulting in the decrease in the net interest margin from 4.24% to 4.14% when comparing the third quarter periods.

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

         Noninterest income was significantly affected in the 2006 third quarter by the restructuring of the investment portfolio to eliminate certain underperforming investments and to improve the net interest margin in future periods. Approximately $123 million of available-for-sale securities, or approximately 53% of the total carrying value of the investment portfolio, was sold. Portions of the liquidated investments were obtained in the acquisitions of First Gaston Bank and Alamance Bank. The pre-tax loss recognized on this transaction was $0.6 million.

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

         Noninterest expense has also been affected in 2006 by the recognition of stock-based compensation. As discussed in Note 5 to the Consolidated Financial Statements, effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123R ("SFAS No. 123R"), "Share-Based Payment", which requires companies to recognize charges to the income statement for the grant-date fair value of stock options, restricted stock and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award (presumptively the vesting period). Stock-based compensation for all types of compensation arrangements amounted to $0.21 million and $0.46 million, respectively, for the three and nine months ended September 30, 2006, and the related income tax benefit was $0.04 million and $0.05 million, respectively. Stock-based compensation related only to stock options amounted to $0.13 million and $0.38 million, respectively, for the three and nine months ended September 30, 2006, and the related income tax benefit was $0.01 million and $0.02 million, respectively. Prior to the adoption of SFAS No. 123R, the Corporation used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for stock options granted with exercise prices equal to the fair market value of the common stock on the date of grant.

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

Earnings Review

         The Corporation's net income decreased $0.08 million or 3% in the third quarter of 2006 compared to the same period of 2005 and increased $2.05 million or 29% in comparing nine-month periods. In general, earnings were impacted most significantly in the third quarter of 2006 by increases of $7.26 million or 84% in net interest income and $1.45 million in noninterest income, which gains were more than offset by increases of $7.22 million in noninterest expense and $1.38 million in the provision for loan losses. Earnings for the first nine months of 2006 were similarly impacted by increases of $15.7 million or 63% in net interest income and $2.4 million in noninterest income, which gains were significantly offset by increases of $13.7 million in noninterest expense and $0.6 million in the provision for loan losses. Certain factors specifically affecting the elements of income and expense and the comparability of operating results for the first nine months and third quarter periods of 2006 and 2005 were discussed in the "Overview - Significant Factors Affecting Earnings in 2006 and 2005".

         On an annualized basis, return on average assets decreased from 1.06% in the first nine months of 2005 to 0.82% in the first nine months of 2006. Return on average shareholders' equity decreased from 11.17% to 7.58% in comparing the same periods. In comparing third quarter periods, return on average assets decreased from 1.12% to 0.55% and return on average shareholders' equity decreased from 11.79% to 4.74%. Return on tangible assets and equity (calculated by deducting average goodwill and core deposit premiums from average assets and from average equity) for the first nine months of 2006 amounted to 0.86% and 15.37%, respectively, compared to 1.08% and 13.82% in the same periods of 2005; and for the 2006 third quarter amounted to 0.59% and 11.25%, respectively, compared to 1.14% and 14.53% in 2005 third quarter.

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

         Table 1 on page 39 and Table 2 on page 40 set forth for the periods indicated information with respect to the Corporation's average balances of assets and liabilities, as well as the total dollar amounts of interest income (taxable equivalent basis) from earning assets and interest expense on interest-bearing liabilities, resultant rates earned or paid, net interest income, net interest spread and net yield on earning assets. Net interest spread refers to the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. Net yield on earning assets, or net interest margin, refers to net interest income divided by average earning assets and is influenced by the level and relative mix of earning assets and interest-bearing liabilities. Changes in net interest income on a taxable equivalent basis, as measured by volume and rate variances, are also analyzed in Tables 1 and 2. Volume refers to the average dollar level of earning assets and interest-bearing liabilities.

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

Provision for Loan Losses

         The provision for loan losses is a charge against earnings to provide an allowance or reserve for probable losses inherent in the loan portfolio. The amount of each period's charge is affected by several considerations including management's evaluation of various risk factors in determining the adequacy of the allowance (see "Asset Quality"), actual loan loss experience and loan portfolio growth. Earnings were negatively impacted in the first nine months and third quarter of 2006, compared to the same periods of 2005, by increases in the provision of $0.6 million and $1.4 million, respectively. As noted in the "Overview - Significant Factors Affecting Earnings in 2006 and 2005", the 2006 third quarter provision reflects increased charge offs and the continuing evaluation of the quality of the loan portfolio acquired as part of the acquisition of First Gaston Bank. As further discussed in the "Overview", the provision for loan losses has been affected by the adoption in the second quarter of 2005 of new regulatory guidance on the accounting for courtesy overdraft programs, resulting in an increase in the provision in the first nine months and third quarter of 2006 of $0.5 million and $0.3 million, respectively. Further effects from adoption of the new regulatory guidance are discussed in the "Overview".

         The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.28% at September 30, 2006, 1.16% at September 30, 2005 and 1.25% at December 31, 2005. The allowance percentage has increased based on the results from application of the allowance model that assigns reserves to various components of the loan portfolio in order to provide for probable inherent losses and also from the continuing evaluation of the quality of the loan portfolio acquired as part of the acquisition of First Gaston Bank, as discussed in the "Overview".

Noninterest Income

         Noninterest income for the first nine months and third quarter of 2006 increased $2.4 million or 22% and $1.5 million or 37%, respectively, compared to the same periods in 2005, due primarily to the effects of the acquisition of First Gaston Bank on April 28, 2006, the loss of $0.6 million on the restructuring of the investment portfolio and income of $0.7 million in the 2006 third quarter recognized in connection with certain SBIC investments, all as discussed in the "Overview - Significant Factors Affecting Earnings in 2006 and 2005". The increase in service charges on deposit accounts also reflected the adoption in the second quarter of 2005 of new regulatory guidance on the accounting for courtesy overdraft programs as discussed in the "Overview".

Noninterest Expense

         Noninterest expense was $13.7 million or 59% higher in the first nine months of 2006 compared to the same period of 2005 and for the third quarter was $7.2 million or 87% higher, due largely to the acquisitions of Alamance Bank on November 4, 2005 and First Gaston Bank on April 28, 2006 and the costs associated with their mergers with and into First National bank in February 2006 and August 2006, respectively, as discussed in the "Overview - Significant Factors Affecting Earnings in 2006 and 2005". Similarly, the opening of two new branch offices in January 2006 and August 2006 increased noninterest expense in the first nine months of 2006 compared to the same period of 2005. Personnel expense was also impacted in 2006 by the adoption of SFAR No. 123R, which requires the recognition of stock-based compensation as discussed in the "Overview".

Income Taxes

         The effective income tax rate increased from 32.4% in the first nine months of 2005 to 36.0% in the same period of 2006 due principally to higher levels of taxable income. Additionally, the Corporation's federal income tax rate increased from 34% in 2005 to 35% in 2006.

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

         Consistent with the general approach to liquidity, loans and other assets of First National Bank are based primarily on a core of local deposits and First National Bank's capital position. To date, the steady increase in deposits, retail repurchase agreements and capital, supplemented by Federal Home Loan Bank advances and a modest amount of brokered deposits, has been adequate to fund loan demand in First National Bank's market area, while maintaining the desired level of immediate liquidity and a substantial investment securities portfolio available for both immediate and secondary liquidity purposes.

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

         The Corporation's balance sheet was asset-sensitive at September 30, 2006. An asset-sensitive position means that, for cumulative gap measurement periods of one year or less, there are more assets than liabilities subject to immediate repricing as market rates change. Because immediately rate sensitive assets exceed rate sensitive interest-bearing liabilities, the earnings position could improve in a rising rate environment and could deteriorate in a declining rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

Capital Adequacy

         Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders' equity and qualifying amounts of perpetual preferred stock and trust preferred securities, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock, trust preferred securities and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution's ongoing trading activities. At September 30, 2006, FNB United and First National Bank were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital. Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%. At September 30, 2006, FNB United and First National Bank had total capital ratios of 10.36% and 10.14%, respectively, and Tier 1 capital ratios of 7.33% and 9.09% .

         The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At September 30, 2006, FNB United and First National Bank had leverage capital ratios of 6.79% and 8.46%, respectively.

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

Balance Sheet Review

         The growth in total assets at September 30, 2006 compared to September 30, 2005 and December 31, 2005 largely reflected the acquisitions of First Gaston Bank and Alamance Bank on April 28, 2006 and November 4, 2005, respectively, as discussed in the "Overview". Significant estimated fair values initially recorded for First Gaston Bank included total assets of $728.7 million, investment securities of $84.4 million, loans of $481.3 million, deposits of $563.3 million and Federal Home Loan Bank advances of $18.6 million. Significant estimated fair values initially recorded for Alamance Bank included total assets of $163.7 million, investment securities of $34.7 million, loans of $96.6 million, deposits of $113.0 million and Federal Home Loan Bank advances of $21.9 million. Total assets at September 30, 2006 were $867.5 million or 93% higher than at September 30, 2005, reflecting the effect of both the First Gaston Bank and Alamance Bank acquisitions, and were $696.6 million or 63% higher than at December 31, 2005, reflecting the First Gaston Bank acquisition. By similar comparison, deposits increased $660.8 million or 92% and $541.0 million or 64%. Average assets increased 67% in the first nine months of 2006 compared to the same period of 2005, while average deposits increased 68%, the third quarter increases being 99% and 101%, respectively.

Investment Securities

         Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. During the period ended September 30, 2006, there was a net decrease of $27.6 million or 17% in the level of investment securities from year-end 2005. The additions of $84.4 million and $34.7 million, respectively, in investment securities from the First Gaston Bank acquisition on April 28, 2006 and the Alamance Bank acquisition on November 4, 2005, as discussed in the "Balance Sheet Review" were offset by approximately $123 million of investment securities sold in the 2006 third quarter, as noted in the "Overview - Significant Factors Affecting Earnings in 2006". Due to the timing of these securities sales late in the third quarter, a significant portion were to settle subsequent to September 30, 2006, although the estimated gains or losses on all such sales were recognized in the third quarter. Of sales that did settle in the third quarter, those funds were temporarily invested as federal funds sold or interest-bearing bank balances, pending reinvestment into loans or securities.

Loans

         The Corporation's primary source of revenue and largest component of earning assets is the loan portfolio. During the twelve-month period ended September 30, 2006, loans increased $588.1 million or 83%, due primarily to the additions of $481.3 million and $96.6 million, respectively, in loans from the First Gaston Bank acquisition on April 28, 2006 and the Alamance Bank acquisition on November 4, 2005, as discussed in the "Balance Sheet Review". The net loan increase during the first nine months of 2006 was $484.0 million or 60% due primarily to the First Gaston Bank acquisition. Average loans were $395.8 million or 57% higher in the first nine months of 2006 than in the same period of 2005 and were $602.5 million or 86% higher in the third quarter comparison. The ratio of average loans to average deposits, in comparing nine-month periods, decreased from 100.3% in 2005 to 94.0% in 2006. The ratio of loans to deposits at September 30, 2006 was 93.8%.
         Loan growth during the twelve-month period ended September 30, 2006, including the loans added by the First Gaston Bank and Alamance Bank acquisitions, was significant in all types of loans, with the largest percentage increase being related to the portfolio of construction loans. During the first nine months of 2006, loan growth, including the loans added by the First Gaston Bank acquisition, was also significant in all types of loans, with the largest percentage increase being related to the portfolio of commercial and agricultural loans.

Asset Quality

         Management considers the asset quality of First National Bank to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. As part of the loan review function, a third party assessment group is employed to review the underwriting documentation and risk grading analysis.

         In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to a review of individual loans, historical loan loss experience, the value and adequacy of collateral, and economic conditions in First National Bank's market area. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In addition, various regulatory agencies, as an integral part of their examination process, periodically review First National Bank's allowance for loan losses. Such agencies may require First National Bank to recognize changes to the allowance based on their judgments about information available to them at the time of their examinations. Loans are charged off when in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance.

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

         Earnings were negatively impacted in the first nine months and third quarter of 2006, compared to the same periods of 2005, by increases in the provision of $0.6 million and $1.4 million, respectively. As noted in the "Overview - Significant Factors Affecting Earnings in 2006 and 2005", the 2006 third quarter provision reflects increased charge offs and the continuing evaluation of the quality of the loan portfolio acquired as part of the acquisition of First Gaston Bank. As further discussed in the "Overview", the provision for loan losses has been affected by the adoption in the second quarter of 2005 of new regulatory guidance on the accounting for courtesy overdraft programs, resulting in an increase in the provision in the first nine months and third quarter of 2006 of $0.5 million and $0.3 million, respectively. Further effects from adoption of the new regulatory guidance are discussed in the "Overview".

         The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.28% at September 30, 2006, 1.16% at September 30, 2005 and 1.25% at December 31, 2005. The allowance percentage has increased based on the results from application of the allowance model that assigns reserves to various components of the loan portfolio in order to provide for probable inherent losses and also from the continuing evaluation of the quality of the loan portfolio acquired as part of the acquisition of First Gaston Bank, as discussed in the "Overview".

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

         The following table presents an analysis of the changes in the allowance for loan losses. As noted above and in the "Overview", new regulatory guidance adopted in the second quarter of 2005 on the accounting for courtesy overdraft programs has tended to increase the provision for loan losses. This same regulatory guidance has also increased the level of both loan charge-offs and loan recoveries as noted in the comparison below for the nine months ended September 30, 2006 to the same period of 2005, although the effect of these increases is largely offsetting.


                                                        Three Months Ended                   Nine Months Ended
                                                            September 30,                      September 30,
                                                     ---------------------------        ---------------------------
                                                        2006              2005              2006             2005
                                                     ----------        ---------        -----------       ---------
                                                                               (in thousands)
         Balance at beginning of period              $ 15,814           $  7,732         $  9,945         $   7,293
         Charge-offs                                    2,212                450            4,070             1,594
         Recoveries                                       892                298            2,099               647
                                                     ----------        ----------        ---------        ----------
             Net loan charge-offs                       1,320                152            1,971               947
         Provision for loan losses                      1,824                446            2,306             1,680
         Purchase accounting adjustment                     -                  -            6,038                 -
                                                     ----------        ----------        ---------        ----------

         Balance at end of period                    $ 16,318           $  8,026         $16,318          $   8,026
                                                     ==========        ==========        =========        ==========

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

         The level and mix of deposits has been specifically affected by the additions of $563.3 million and $113.0 million, respectively, in deposits from the First Gaston Bank acquisition on April 28, 2006 and the Alamance Bank acquisition on November 4, 2005, as discussed in the "Balance Sheet Review". Total deposits increased $660.8 million or 92% during the twelve-month period ended September 30, 2006, reflecting the effect of both the First Gaston Bank and Alamance Bank acquisitions, and $541.0 million or 64% during the first nine months of 2006, reflecting the First Gaston Bank acquisition. Significant increases by deposit category for the twelve-month period ended September 30, 2006 were as follows: $38.8 million for noninterest-bearing demand deposits, $80.7 million for interest-bearing demand deposits, $156.4 million for money market deposits and $351.2 million for time deposits. During the first nine months of 2006, the significant increases by deposit category were as follows:
$55.1 million for noninterest-bearing demand deposits, $63.9 million for interest-bearing demand deposits, $145.1 million for money market deposits and $274.6 million for time deposits.

Business Development Matters

         As discussed in the "Overview" and in Note 3 to the Consolidated Financial Statements, on November 4, 2005, the Corporation completed a merger for the acquisition of United Financial, Inc., holding company for Alamance Bank, headquartered in Graham, North Carolina, in a transaction accounted for using the purchase method of accounting for business combinations. On February 1, 2006, Alamance Bank was merged with and into First National Bank.

         As discussed in the "Overview" and in Note 3 to the Consolidated Financial Statements, on April 28, 2006, the Corporation completed a merger for the acquisition of Integrity Financial Corporation ("Integrity"), headquartered in Hickory, North Carolina and the holding company for First Gaston Bank, in a transaction accounted for using the purchase method of accounting for business combinations. On August 1, 2006, First Gaston Bank was merged with and into First National Bank.

         In conjunction with the completion of the Integrity merger, FNB United's wholly owned and newly formed subsidiary, FNB United Statutory Trust II, issued $30,000,000 of trust preferred securities on April 27, 2006. The proceeds of the trust preferred securities, along with the proceeds of $928,000 received by the trust from the issuance of its common securities to FNB United, were used to purchase $30,928,000 of FNB United's junior subordinated debt securities. The proceeds of FNB United's junior subordinated debt securities were primarily used to fund the cash portion of the merger consideration to the former Integrity shareholders. The trust preferred securities bear interest at a variable rate based on the three-month LIBOR rate plus 1.32% and mature on June 30, 2036, but may be redeemed at the option of FNB United beginning on June 30, 2011.

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

Accounting Pronouncement Matters

         In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 ("SFAS No. 155), "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", which is effective for all financial instruments acquired or issued after the beginning of fiscal years beginning after September 15, 2006. SFAS No. 155 was issued to clarify the application of SFAS No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. SFAS No. 155 provides relief from the requirement to separately determine the fair value of an embedded derivative that would otherwise be bifurcated from the host contract under SFAS No. 133 and allows an irrevocable election on an instrument-by-instrument basis to measure such a hybrid financial instrument at fair value. The Corporation is currently evaluating SFAS No.155 to determine the potential impact, if any, on its consolidated financial statements.

         In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 ("SFAS No. 156"), "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140", which is effective for fiscal years beginning after September 15, 2006. SFAS No. 156 was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. SFAS No. 156 requires that all separately recognized servicing assets and liabilities be initially measured at fair value and permits (but does not require) subsequent measurement of servicing assets and liabilities at fair value. The Corporation is currently evaluating SFAS No. 156 to determine the potential impact, if any, on its consolidated financial statements.

            In July 2006, the FASB issued Financial Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation is currently evaluating the impact of FIN 48 on its consolidated financial statements.

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS No. 157"), "Fair Value Measurements", which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. The Corporation has not determined the impact of adopting SFAS No. 157 on its financial statements.

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 ("SFAS No. 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)". SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement by SFAS No. 158 to recognize the funded status of a benefit plan and the disclosure requirements of SFAS No. 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Corporation is currently evaluating SFAS No. 158 to determine the potential impact, if any, on its consolidated financial statements.

         In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 ("SAB No. 108"), "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements". SAB No. 108 addresses the diversity in practice by registrants when quantifying the effect of an error on the financial statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements and is effective for annual periods ending after November 15, 2006. The Corporation will be required to adopt the provisions of SAB No. 108 effective December 31, 2006. The Corporation currently believes that the adoption of SAB No. 108 will not have a material financial impact on its consolidated financial statements.

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

Non-GAAP Measures

         This Quarterly Report on Form 10-Q/A contains financial information determined by methods other than in accordance with generally accepted accounting principles ("GAAP"). The Corporation's management uses these non-GAAP measures in their analysis of the Corporation's performance. These non-GAAP measures exclude average goodwill and core deposit premiums from the calculations of return on average assets and return on average equity. Management believes presentations of financial measures excluding the impact of goodwill and core deposit premiums provide useful supplemental information that is essential to a proper understanding of the operating results of the Corporation's core businesses. In addition, certain designated net interest income amounts are presented on a taxable equivalent basis. Management believes that the presentation of net interest income on a taxable equivalent basis aids in the comparability of net interest income arising from taxable and tax-exempt sources. These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

Cautionary Statement for Purpose of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

         The statements contained in this Quarterly Report on Form 10-Q/A that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as "believes", "expects", "plans", "projects", "goals", "estimates", "may", "could", "should", or "anticipates" or the negative thereof or other variations thereon of comparable terminology, or by discussions of strategy that involve risks and uncertainties. In addition, from time to time, the Corporation or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Corporation with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Corporation. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Corporation wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect the Corporation's actual results, causing actual results to differ materially from those in any forward-looking statement. These factors include: (i) expected cost savings from the mergers described in the Overview may not materialize within the expected time frame, (ii) revenues following the mergers may not meet expectations, (iii) costs or difficulties related to the integration of the businesses of FNB United, United and Integrity may be greater than anticipated, (iv) competitive pressure in the banking industry or in the Corporation's markets may increase significantly, (v) changes in the interest rate environment may reduce margins, (vi) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration, (vii) changes may occur in banking legislation and regulation, (viii) changes may occur in general business conditions and (ix) changes may occur in the securities markets. Readers should also consider information on risks and uncertainties contained in the discussions of competition, supervision and regulation, and effect of governmental policies contained in the Corporation's most recent Annual Report on Form 10-K.

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


Item 4.  Controls and Procedures

         As of September 30, 2006, the end of the period covered by this report, FNB United carried out an evaluation under the supervision and with the participation of the Corporation's management, including FNB United's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of FNB United's disclosure controls and procedures. In designing and evaluating the Corporation's disclosure controls and procedures, FNB United and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and FNB United's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by FNB United in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.
         As a result of the events necessitating the restatement described in the Explanatory Note and in Note 1 to the financial statements set forth in Part I, Item 1 of this report, however, the Corporation's management has reevaluated the design and operation of the Corporation's disclosure controls and procedures and has now concluded that, as of September 30, 2006, the Corporation did not maintain effective controls to ensure that gains and losses on the sales of investment securities were properly calculated. Specifically, the Corporation failed to reconcile correctly to investment subsidiary ledgers and take properly into account the sale of investment securities with a trade date in September 2006 and a settlement date in October 2006, which sale straddled the period end. Because of this control deficiency, which is considered to be a material weakness and resulted in the restatement of the Corporation's financial statements as of and for the three- and nine-month periods ended September 30, 2006, management has restated its assessment for the period and concluded that the Corporation's disclosure controls and procedures were not effective as of September 30, 2006.

         FNB United reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. As previously reported, no such control enhancements occurred during the quarterly period ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, FNB United's internal control over financial reporting. Subsequently, the Corporation has taken action to implement a centralized investment account reconciliation area within the finance division and to formalize the review of investment account reconciliations

                           PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds


                                    Issuer Purchases of Equity Securities
------------------------------------------------------------------------------------------------------
                                                                             Total           Maximum
                                                                             Number           Number
                                                                           of Shares        of Shares
                                                                           Purchased         That May
                                                                           as Part of         Yet Be
                                               Total           Average      Publicly         Purchased
                                              Number            Price      Announced         Under the
                                             of Shares         Paid per     Plans or         Plans or
Three Months Ended September 30, 2006        Purchased          Share      Programs          Programs
-------------------------------------        ---------         --------    --------         ----------
Balance of shares that may be purchased,
     June 30, 2006                                                                            298,800

July 1 to July 31                                   -         $       -          -                  -

May 1 to May 31                                     -                 -          -                  -

June 1 to June 30                                   -                 -          -                  -
                                             ---------                     --------

Total                                               -                 -          -                  -
                                             =========                     ========



         On July 21, 2005, the Corporation announced that the Board of Directors had authorized a program for the repurchase of up to 300,000 shares of common stock during the period commencing August 1, 2005 and ending July 31, 2006. This program has not been reauthorized subsequent to its termination on July 31, 2006.


Item 6.  Exhibits

Exhibits to this report are listed in the index to exhibits on pages 45, 46, 47 and 48 of this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FNB United Corp.
                                      (Registrant)


Date:    January ___, 2007            By:     /s/ Jerry A. Little
                                              ----------------------------------
                                                  Jerry A. Little
                                                  Treasurer and Secretary
                                                  (Principal Financial and
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

  3.13 Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 23, 2003, incorporated herein by reference to Exhibit 3.13 to the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 2003.

  3.14 Articles of Amendment to Articles of Incorporation of the Registrant, adopted March 15, 2006, incorporated herein by reference to Exhibit 3.14 to the Registrant's Form 10-Q Quarterly Report for the quarter ended March 31, 2006.

  3.15 Articles of Merger, setting forth amendment to Articles of Incorporation of the Registrant, effective April 28, 2006, incorporated herein by reference to Exhibit 3.15 to the Registrant's Form 10-Q Quarterly Report for the quarter ended March 31, 2006.

  3.20 Amended and Restated Bylaws of the Registrant, adopted July 21, 2005, incorporated herein by reference to Exhibit 3.20 to the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 2005.

  4.10 Specimen of Registrant's Common Stock Certificate, incorporated herein by reference to Exhibit 4 to Amendment No. 1 to the Registrant's Form S-14 Registration Statement (No. 2-96498) filed April 19, 1985.

  4.20              Indenture dated as of November 4, 2005, between FNB Corp.
                    and U.S. Bank, National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Registrant's Form 8-K Current Report dated November 4, 2005.

Exhibit No.                            Description of Exhibit
-----------                            ----------------------

  4.21 Amended and Restated Declaration of Trust of FNB United Statutory Trust I dated as of November 4, 2005, among FNB Corp., as sponsor, U.S. Bank, National Association, as institutional trustee, and Michael C. Miller and Jerry A. Little, as administrators, incorporated herein by reference to Exhibit 4.2 to the Registrant's Form 8-K Current Report dated November 4, 2005.

  4.30 Junior Subordinated Indenture dated as of April 27, 2006, between FNB Corp. and Wilmington Trust Company, as trustee, incorporated herein by reference to Exhibit 4.1 to the Registrant's Form 8-K Current Report dated April 27, 2006 and filed April 28, 2006.

  4.31 Amended and Restated Trust Agreement of FNB United Statutory Trust II dated as of April 27, 2006, among FNB Corp., as sponsor, Wilmington Trust Company, as institutional trustee, and Michael C. Miller and Jerry A. Little, as administrators, incorporated herein by reference to Exhibit
                    4.2 to the Registrant's Form 8-K Current Report dated April 27, 2006 and filed April 28, 2006.

 10.10* Form of Split Dollar Insurance Agreement dated as of November 1, 1987 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 19.20 to the Registrant's Form 10-Q/A Quarterly Report for the quarter ended June 30, 1988.

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

 10.23* FNB Corp. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-105442).

Exhibit No.                            Description of Exhibit
-----------                            ----------------------

 10.24*             Form of Incentive Stock Option Agreement between FNB Corp.
                    and certain of its key employees, pursuant to the Registrant's 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.24 to the Registrant's Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

 10.25* Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant's 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.25 to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 2003.

 10.26*             Form of Restricted Stock Agreement between FNB United Corp.
                    and certain of its key employees and non-employee directors, pursuant to the Registrant's 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.26 to the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 2006.

 10.30* Employment Agreement dated as of January 1, 2006 among FNB Corp., First National Bank and Trust Company and Michael C. Miller, incorporated herein by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K filed on January 6, 2006.

 10.31* Carolina Fincorp, Inc. Stock Option Plan (assumed by the Registrant on April10, 2000), incorporated herein by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-54702).

 10.32* Employment Agreement dated as of April 10, 2000 between First National Bank and Trust Company and R. Larry Campbell, incorporated herein by reference to Exhibit 10.32 to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 2000.

 10.33* First Amendment to Employment Agreement dated as of June 30, 2006 between First National Bank and Trust Company and R. Larry Campbell, incorporated herein by reference to Exhibit 10 to the Registrant's Form 8-K Current Report dated June 30, 2006 and filed July 7, 2006.

 10.34* Nonqualified Supplemental Retirement Plan with R. Larry Campbell, incorporated herein by reference to Exhibit 10(c) to the Annual Report on Form 10-KSB of Carolina Fincorp, Inc. for the fiscal year ended June 30, 1997.

 10.35*             Form of Change of Control Agreement between FNB United Corp.
                    and certain of its key employees and officers, incorporated herein by reference to Exhibit 10.35 to the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 2006.

Exhibit No.                            Description of Exhibit
-----------                            ----------------------

 10.40 Guarantee Agreement dated as of November 4, 2006, by FNB Corp. for the benefit of the holders of trust preferred securities, incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K Current Report dated November 4, 2005 and filed November 8, 2005.

 10.41 Guarantee Agreement dated as of April 27, 2006, between FNB Corp. and Wilmington Trust Company, as guarantee trustee, for the benefit of the holders of trust preferred securities, incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K Current Report dated April 27, 2006 and filed April 28, 2006.

 31.10 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.11 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32                 Certification Pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002.

--------------

* Management contract, or compensatory plan or arrangement.