Form 10-K
period 2006-12-31
FNB United Corp.
filed 2007-03-27
CIK 764811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

Commission File Number 0-13823

FNB UNITED CORP.

(Exact name of Registrant as specified in its charter)

North Carolina	56-1456589
(State of incorporation)	(I.R.S. Employer Identification No.)

150 South Fayetteville Street, Asheboro, North Carolina 27203

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

The aggregate market value of common stock held by nonaffiliates of the Registrant, assuming, without admission, that all directors and officers of the Registrant may be deemed affiliates, was $202,249,000 as of June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of March 1, 2007, the Registrant had 11,319,662 shares of $2.50 par value common stock outstanding.

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 8, 2007 are incorporated by reference in Part III of this report.

CROSS REFERENCE INDEX

Page
Part I	Item 1	Business	1-11
	Item 1A	Risk Factors	9-11
	Item 1B	Unresolved Staff Comments
Not applicable
	Item 2	Properties	8-9
	Item 3	Legal Proceedings
Not applicable.
	Item 4	Submission of Matters to a Vote of Security Holders
Not applicable.
Part II	Item 5	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11, 37
	Item 6	Selected Financial Data	12
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-37
	Item 7A	Quantitative and Qualitative Disclosures about Market Risk	23-24
	Item 8	Financial Statements and Supplementary Data
		Report of Independent Registered Public Accounting Firm	38
		Consolidated Balance Sheets at December 31, 2006 and 2005	39
		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2006	40
		Consolidated Statements of Shareholders’ Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2006	41
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2006	42
		Notes to Consolidated Financial Statements	43-83
		Quarterly Financial Data for 2006 and 2005	37
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
	Item 9A	Controls and Procedures	84-87
		Management’s Annual Report on Internal Control Over Financial Reporting	85
		Report of Independent Registered Public Accounting Firm	86-87
	Item 9B	Other Information
Not applicable
Part III	Item 10	Directors and Executive Officers of the Registrant	*
	Item 11	Executive Compensation	*
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
	Item 13	Certain Relationships and Related Transactions	*
	Item 14	Principal Accountant Fees and Services	*
Part IV	Item 15	Exhibits and Financial Statement Schedules
(a) Financial Statements (See Item 8 for reference).
(b) Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable.
(c) Exhibits have been filed separately with the Commission and are available upon written request.

*	Information called for by Part III is incorporated herein by reference to portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders, as follows:

Item 10—See information that appears under the headings “Election of Directors”, “Executive Officers” and “Report of the Audit Committee”.

Item 11—See information that appears under the headings “Compensation Discussion and Analysis” and “Executive Compensation”.

Item 12—See information that appears under the headings “Voting Securities Outstanding and Principal Shareholders” and “Security Ownership of Management”.

Item 13—See information that appears under the heading “Business Relationships and Related Person Transactions”

Item 14 – See information that appears under the heading “Independent Auditors”.

BUSINESS

General

FNB United Corp. (“FNB United”), formerly known as FNB Corp. prior to April 28, 2006, is a bank holding company incorporated under the laws of the State of North Carolina in 1984. On July 2, 1985, through an exchange of stock, FNB United acquired a wholly owned bank subsidiary, First National Bank and Trust Company (“First National Bank”), a national banking association founded in 1907. First National Bank has an operating subsidiary, First National Investor Services, Inc., and an inactive subsidiary, Premier Investment Services, Inc., acquired through its merger with Alamance Bank. On November 4, 2005, FNB United acquired, through its merger with United Financial, Inc. (“United”), another wholly owned bank subsidiary, Alamance Bank, a North Carolina-chartered bank organized in 1998 as a national bank. Alamance Bank was merged into First National Bank effective February 1, 2006. On April 28, 2006, FNB United acquired through its merger with Integrity Financial Corporation (“Integrity”), an additional bank subsidiary, First Gaston Bank of North Carolina, including its divisions Catawba Valley Bank and Northwestern Bank. On August 1, 2006, First Gaston Bank was merged into First National Bank. FNB United also owns a mortgage banking subsidiary, Dover Mortgage Company (“Dover”), and is parent to FNB United Statutory Trust I, FNB United Statutory Trust II, Catawba Valley Capital Trust I and Catawba Valley Capital Trust II, the latter two trusts formerly being Integrity subsidiaries. FNB United and its subsidiaries are collectively referred to as the “Corporation”.

First National Bank, which is a full-service bank, currently conducts all of its operations in Alamance, Alexander, Ashe, Catawba, Chatham, Gaston, Guilford, Iredell, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes counties in North Carolina. First National Bank has three offices, including the headquarters office, in the City of Asheboro and forty additional community offices. Some of the major banking services offered include regular checking accounts, interest checking accounts (including package account versions that offer a variety of products and services), money market accounts, savings accounts, certificates of deposit, individual retirement accounts, debit cards, credit cards and loans, both secured and unsecured, for business, agricultural and personal use. Other services offered include internet banking, cash management, investment management and trust services. First National Bank also has automated teller machines and is a member of Plus, a national automated teller machine network, and Star, a regional network.

First National Investor Services, Inc., which does business as Marketplace Finance, is engaged in servicing loans purchased by First National Bank from automobile dealers.

As noted above, on November 4, 2005, the Corporation completed a merger for the acquisition of United Financial, Inc, holding company for Alamance Bank, headquartered in Graham, North Carolina. The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of United were recorded based on estimated fair values as of November 4, 2005, with the estimate of goodwill subject to possible adjustment during the one-year period from that date. The net of all such adjustments during that one year period amounted to a $264,000 reduction in goodwill. The consolidated financial statements include the results of operations of United since November 4, 2005.

As additionally noted above, on April 28, 2006, the Corporation completed a merger for the acquisition of Integrity Financial Corporation, headquartered in Hickory, North Carolina and the holding company for First Gaston Bank of North Carolina, including its divisions Catawba Valley Bank and Northwestern Bank. The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Integrity were recorded based on estimated fair values as of April 28, 2006, with the estimate of goodwill being subject to possible adjustment during the one-year period from that date. The net of all such adjustments that have occurred from April 28, 2006 through December 31, 2006 have amounted to an $81,000 reduction in goodwill. The consolidated financial statements include the results of operations of Integrity since April 28, 2006. The primary reasons for the merger were as follows:

•	To create a banking organization, approximately two-thirds larger in total assets than FNB United prior to the merger, that could offer an expanded array of services including the ability to provide larger loans and professional wealth management services in a community banking setting;

•

To expand the footprint of the company from 10 central-North Carolina counties to 17 counties with 42 community offices, stretching from the Central and Southern Piedmont to the Foothills and Mountains of Western North Carolina, including areas of the state that possessed faster income and population growth characteristics than many existing FNB United franchise areas; and

•	To create shareholder value based upon the opportunities set out above.

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

In June 2005, First National Bank received regulatory approval for the establishment of a second branch office in Salisbury, North Carolina. The new office, which is a leased facility and also houses regional operations, opened for business in September 2006.

In May 2006, Dover Mortgage Company opened a new mortgage production office in Wrightsville Beach, North Carolina.

In the 2006 fourth quarter, First National Bank significantly expanded its headquarters facilities in Asheboro, North Carolina, adding a separate facility for certain of its executive and administrative functions and an operating center for its loan and deposit operations and certain of its finance operations.

In November 2005 and April 2006, FNB United formed FNB United Statutory Trust I and FNB United Statutory Trust II, respectively, to facilitate the issuance of trust preferred securities. Each trust, other than FNB United Statutory Trust I, is a statutory business trust formed under the laws of the State of Delaware. FNB United Statutory Trust I is a statutory business trust formed under the laws of the State of Connecticut. All common securities of the trusts are owned by FNB United. Similar trust arrangements, Catawba Valley Capital Trust I and Catawba Valley Capital Trust II, were acquired by FNB United on April 28, 2006 through its merger with Integrity.

FNB United makes its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports available on its website at www.MyYesBank.com without charge as soon as reasonably practicable after filing or furnishing them to the Securities and Exchange Commission. In addition, FNB United will provide without charge a copy of its annual report on Form 10-K to any shareholder by mail. Requests should be sent to FNB United Corp., Attention: Secretary, 150 South Fayetteville Street (27203), P.O. Box 1328, Asheboro, North Carolina 27204.

Competition

The banking industry within First National Bank’s marketing area is extremely competitive. First National Bank faces direct competition in Alamance, Alexander, Ashe, Catawba, Chatham, Gaston, Guilford, Iredell, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes counties from approximately 90 different financial institutions, including commercial banks, savings institutions and credit unions. Although no one of these entities is dominant, First National Bank considers itself to be one of the significant financial institutions in the area in terms of total assets and deposits. Further competition is provided by banks located in adjoining counties, as well as other types of financial institutions such as insurance companies, finance companies, pension funds and brokerage houses and other money funds. The principal methods of competing in the commercial banking industry are improving customer service through the quality and range of services provided, improving cost efficiencies and pricing services competitively.

Dover faces competition within its market area from other mortgage banking companies and from all types of financial institutions engaged in the mortgage loan business. The principal methods of competing in the mortgage banking business are offering competitively priced mortgage loan products and providing prompt and efficient customer service.

Regulation and Supervision

The following discussion sets forth material elements of the regulatory framework applicable to bank holding companies and their subsidiaries. It also provides certain specific information relevant to FNB United. This regulatory framework is intended primarily for the protection of customers and depositors and the deposit insurance funds that insure deposits of banks and savings institutions, and not for the protection of security holders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. A change in the statutes, regulations or regulatory policies applicable to FNB United or its subsidiaries may have a material effect on the business of the Corporation. Additional information related to regulatory matters is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

General

As a bank holding company, FNB United is subject to regulation under the Bank Holding Company Act of 1956, as amended, and to inspection, examination and supervision by the Federal Reserve Board. Under the Bank Holding Company Act, bank holding companies, such as FNB United, that have not elected to become financial holding companies under the Gramm-Leach-Bliley Act generally may not acquire ownership or control of more than 5% of the voting shares or substantially all the assets of any company, including a bank, without the Federal Reserve Board’s prior approval. With limited exceptions, bank holding companies may engage only in the business of banking or managing or controlling banks or furnishing services to or performing services for their subsidiary banks. A significant exception is that a bank holding company may own shares in a company whose activities the Federal Reserve Board has determined to be closely related to banking or managing or controlling banks.

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

FNB United acquired Alamance Bank, a North Carolina-chartered bank, on November 4, 2005 through its merger with United Financial, Inc. Alamance Bank merged with and into First National Bank on February 1, 2006. Prior to the bank merger, Alamance Bank was regulated by the North Carolina Commissioner of Banks.

FNB United’s subsidiary, Dover Mortgage Company, is regulated by the North Carolina Commissioner of Banks. Because Dover is a nonbank subsidiary of a bank holding company, it is also regulated by the Federal Reserve Board. Because Dover underwrites mortgages guaranteed by the government, it is subject to other audits and examinations as required by the government agencies or the investors who purchase the mortgages.

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

Liability for Bank Subsidiaries

Under current Federal Reserve Board policy, a bank holding company is expected to act as a source of financial and managerial strength to its subsidiary banks and to maintain resources adequate to support each subsidiary bank. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, the cross-guaranty provisions of the Federal Deposit Insurance Act provide that if the FDIC suffers or anticipates a loss as a result of a default by a banking subsidiary or by providing assistance to a subsidiary in danger of default, then any other bank subsidiaries may be assessed for the FDIC’s loss. Federal law authorizes the OCC to order an assessment of FNB United if the capital of First National Bank were to become impaired. If the assessment were not paid within three months, the OCC could order the sale of FNB United’s stock in First National Bank to cover the deficiency.

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

Transactions with Affiliates

There are certain restrictions on the ability of FNB United and certain of its nonbank affiliates to borrow from, and engage in other transactions with, its bank subsidiary and on the ability of its bank subsidiary to pay dividends to FNB United. In general, these restrictions require that any extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of FNB United or a nonbank affiliate, to 10% of the lending bank’s capital stock and surplus, and, as to FNB United and all such nonbank affiliates in the aggregate, to 20% of such lending bank’s capital stock and surplus. These restrictions, other than the 10% of capital limit on covered transactions with any one affiliate, are also applied to transactions between national banks and their financial subsidiaries. In addition, certain transactions with affiliates must be on terms and conditions, including credit standards, that are substantially the same, or at least as favorable to the institution, as those prevailing at the time for comparable transactions involving other nonaffiliated companies or, in the absence of comparable transactions, on terms and conditions, including credit standards, that in good faith would be offered to, or would apply to, nonaffiliated companies.

Unsafe and Unsound Practices

The OCC has authority under the Financial Institutions Advisory Act to prohibit national banks from engaging in any activity that, in the OCC’s opinion, constitutes an unsafe or unsound practice in conducting their businesses. The Federal Reserve Board has similar authority with respect to FNB United and its nonbank subsidiaries.

Capital Requirements

FNB United and First National Bank are required to comply with federal regulations on capital adequacy. There are two measures of capital adequacy: a risk-based measure and a leverage measure. All capital standards must be satisfied for an institution to be considered in compliance. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. For additional information, see “Capital Adequacy” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Dividend Restrictions

FNB United is a legal entity separate and distinct from its bank and other subsidiaries. Because the principal source of FNB United’s revenues is dividends from the subsidiary bank, the ability of FNB United to pay dividends to its shareholders and to pay service on its own debt depends largely upon the amount of dividends its subsidiaries may pay to FNB United. There are statutory and regulatory limitations on the payment of dividends by First National Bank to FNB United, as well as by FNB United to its shareholders.

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

FNB United and First National Bank are also subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. If, in the opinion of the appropriate federal regulatory authority, a bank under its jurisdiction is engaged in or is about to be engaged in an unsafe or unsound practice, the authority may require that the bank cease and desist from such practice. The Federal Reserve Board, the OCC and the FDIC have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDICIA, an insured bank may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Further, the Federal Reserve Board, OCC and FDIC have each indicated that banking institutions should generally pay dividends only out of current operating earnings.

FDIC Insurance Assessments

The deposits of First National Bank are insured by the Deposit Insurance Fund (DIF) of the FDIC up to the limits set forth under applicable law and are subject to the deposit insurance premium assessments of the DIF. The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. Beginning January 1, 2007, assessments for the DIF can range from 5 to 43 basis points per $100 of assessable deposits, depending on the insured institution’s risk category as described above. This assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are assessed quarterly. The Reform Act also provides for a one-time premium assessment credit for eligible insured depository institutions, including those institutions in existence and paying deposit insurance premiums on December 31, 1996, or certain successors to any such institution. The assessment credit is determined based on the eligible institution’s deposits at December 31, 1996 and is applied automatically to reduce the institution’s quarterly premium assessments to the maximum extent allowed, until the credit is exhausted. In addition, insured depository institutions have been required to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (FICO) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.

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

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Banking Act”) permits interstate acquisitions of banks by bank holding companies. FNB United and any other bank holding company located in North Carolina may acquire a bank located in any other state, and any bank holding company located outside North Carolina may lawfully acquire any North Carolina-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage limitations, aging requirements and other restrictions. The Interstate Banking Act also generally provides that national and state-chartered banks may branch interstate through acquisitions of banks in other states. It allowed, however, any state to elect prior to June 1, 1997 either to “opt in” and accelerate the date after which interstate branching was permissible or to “opt out” and prohibit interstate branching altogether. North Carolina enacted “opt in” legislation permitting interstate branching. The Interstate Banking Act may have the effect of increasing competition within the markets in which FNB United operates.

Depositor Preference Statute

Under federal law, depositors and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the “liquidation or other resolution” of such an institution by any receiver.

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act allows bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in the securities and insurance businesses. Under the Gramm-Leach-Bliley Act, a bank holding company that elects to become a financial holding company may engage in any activity that is financial in nature, is incidental to financial activity or complements financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Activities cited by the law as being “financial in nature” include securities underwriting, dealing in securities and market making, insurance underwriting and agency, providing financial, investment or economic advisory services, and activities that the Federal Reserve Board has determined to be closely related to banking. FNB United has not elected to become a financial holding company.

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

Future Legislation

Changes to the laws and regulations in the United States and North Carolina can affect the Corporation’s operating environment in substantial and unpredictable ways. FNB United cannot predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon the financial condition or results of operations of the Corporation.

Employees

As of December 31, 2006, FNB United had five officers, all of whom were also officers of First National Bank. On that same date, First National Bank had 493 full-time employees and 36 part-time employees and Dover had 52 full-time employees and 3 part-time employees. Each subsidiary considers its relationship with its employees to be excellent. The Corporation provides employee benefit programs, including a noncontributory defined benefit pension plan, matching retirement/savings (“401(k)”) plan, group life, health and dental insurance, paid vacations, sick leave, and health care and life insurance benefits for retired employees.

In September 2006, the Board of Directors of FNB United approved a modified freeze to the pension plan. Effective December 31, 2006, no new employees are eligible to enter the plan. Participants who are at least age 40, have earned 10 years of vesting service as an employee of FNB United and remain an active employee as of December 31, 2006 will qualify for continued benefits under grandfathering provision. Under the grandfathering provision, the participant will continue to accrue benefits under the plan through December 31, 2011. Additionally, the plan’s definition of final average compensation will be changed from a 10-year averaging period to a 5-year averaging period as of January 1, 2007. All other eligible participants in the plan will have their retirement benefit frozen as of December 31, 2006. Effective January 1, 2007, the 401(k) plan will be enhanced and will be the primary retirement benefit plan.

In conjunction with the modified freeze of the pension plan, the postretirement medical and life insurance plan was also amended. Effective December 31, 2006, no new employees are eligible to enter the plan. Participants who are at least age 40, have earned 10 years of vesting service as an employee of the Corporation and remain an active employee as of December 31, 2006 will qualify under a grandfathering provision. Under the grandfathering provision, the participant will continue to accrue benefits under the plan through December 31, 2011.

Properties

The principal executive and administrative offices of FNB United and First National Bank are located in an office building at 150 South Fayetteville Street, Asheboro, North Carolina. First National Bank also has six other facilities in Asheboro containing three community banking operations and various administrative and operational functions. First National Bank has other community banking offices in Archdale (two offices), Biscoe, Burlington, China Grove, Ellerbe, Graham, Greensboro (two offices), Hillsborough, Kannapolis, Laurinburg, Pinehurst, Ramseur, Randleman, Rockingham (two offices), Salisbury (two offices), Seagrove, Siler City, Southern Pines and Trinity, North Carolina. First National Bank also operates other community banking offices in North Carolina identified as part of the First Gaston Bank division in Belmont, Dallas, Gastonia, Mt. Holly and Stanley; the Catawba Valley Bank division in Hickory (three offices), Mooresville, Newton and Statesville; and the Northwestern Bank division in Boone, Millers Creek, Taylorsville, West Jefferson and Wilkesboro (two

offices). Nine of the community banking offices are leased facilities, and two such offices are situated on land that is leased. Two of the facilities housing operational functions in Asheboro are leased.

The main offices of Dover are located in Charlotte, North Carolina. Dover also has loan production offices in Carolina Beach, Goldsboro, Greenville, Lake Norman, Leland, Raleigh, Wilmington and Wrightsville Beach, North Carolina. All of the Dover facilities are leased.

Risk Factors

There Is a Limited Market for FNB Common Stock

Although FNB United common stock is traded on The NASDAQ Select Global Market, the volume of trading has historically been low, averaging only a few thousand shares per week. Therefore, there can be no assurance that a holder of FNB United common stock who wishes to sell his or her shares would be able to do so immediately or at an acceptable price.

Certain Provisions of FNB United’s Articles of Incorporation and Bylaws May Discourage Takeovers

FNB United’s articles of incorporation and bylaws contain certain anti-takeover provisions that may discourage or may make more difficult or expensive a tender offer, change in control or takeover attempt that is opposed by FNB United’s board of directors. In particular, FNB United’s articles of incorporation and bylaws:

•	classify its board of directors into three classes, so that shareholders elect only one-third of its board of directors each year.

•	permits FNB United’s board of directors to issue, without shareholder approval unless otherwise required by law, nonvoting preferred stock with such terms as the board may determine, and

•

require the affirmative vote of the holders of at least 75% of FNB United’s voting shares to approve major corporate transactions unless the transaction is approved by three-fourths of FNB United’s “disinterested” directors.

These provisions of FNB United’s articles of incorporation and bylaws could discourage potential acquisition proposals and could delay or prevent a change in control, even though a majority of FNB United’s shareholders may consider such proposal desirable. Such provisions could also make it more difficult for third parties to remove and replace the members of FNB United’s board of directors. They may also inhibit increases in the trading price of FNB United’s common stock that could result from takeover attempts.

Changes in Interest Rates May Have an Adverse Effect on FNB United’s Profitability

FNB United’s earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of the margin between interest rates earned on loans and investments and the interest rates paid on deposits and borrowings could adversely affect FNB United’s earnings and financial condition. FNB United can neither predict with certainty nor control changes in interest rates. These changes can occur at any time and are affected by many factors, including national, regional and local economic conditions and monetary policies of the Federal Reserve Board. FNB United has ongoing policies and procedures designed to manage the risks associated with changes in market interest rates. Notwithstanding these policies and procedures, changes in interest rates may have an adverse effect on FNB United’s profitability. For example, high interest rates could adversely affect FNB United’s mortgage banking business because higher interest rates could cause customers to apply for fewer mortgages or mortgage refinancings.

FNB United Faces Significant Operational Risk

FNB United processes large volumes of transactions on a daily basis, exposing the company to numerous types of operational risk. Operational risk includes the risk of fraud or theft by employees or persons outside

FNB United, unauthorized transactions by employees or operational errors, including clerical or recordkeeping errors or those resulting from faulty or disabled computer or telecommunications systems, and breaches of the internal control system and compliance requirements. Negative public opinion can result from FNB United’s actual or alleged conduct in a variety of areas, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely FNB United’s ability to attract and retain customers and can expose it to litigation and regulatory action. Operational risk also includes potential legal actions that could arise from an operational deficiency or a as a result of noncompliance with applicable regulatory standards.

Because the nature of the banking business involves a high volume of transactions, certain errors may be repeated or compounded before they are found and corrected. FNB United’s necessary reliance upon automated systems to record and process its transactions may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. FNB United may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (e.g., computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability.

FNB United May Experience Significant Competition in its Market Area, Which May Adversely Affect its Business

The banking industry within FNB United’s marketing area is extremely competitive. In addition, FNB United competes with other providers of financial services, such as savings and loan associations, credit unions, insurance companies, finance companies, pension funds and brokerage houses and other money funds. Some of FNB United’s larger competitors include several large interstate financial holding companies that are among the largest in the nation and are headquartered in North Carolina. These companies have a significant presence in FNB United’s market area, have greater resources than FNB United, may have higher lending limits and may offer products and services not offered by FNB United. These institutions may be able to offer the same products and services at more competitive rates and prices.

FNB United Is Vulnerable to the Economic Conditions within the Relatively Small Region in Which It Operates

FNB United’s overall success is dependent in part on the general economic conditions within its market area, which extends from the central and southern Piedmont and Sandhills to the foothills and mountains of western North Carolina. An economic downturn in this fairly small geographic region that negatively affects FNB United’s customers could adversely affect FNB United.

FNB United May Not Be Able to Successfully Integrate Bank or Nonbank Mergers and Acquisitions

Difficulties may arise in the integration of the business and operations of bank holding companies, banks and other non-bank entities FNB United acquires and, as a result, FNB United may not be able to achieve the cost savings and synergies that it expects will result from such transactions. Achieving cost savings is dependent on consolidating certain operational and functional areas, eliminating duplicative positions and terminating certain agreements for outside services. Additional operational savings are dependent upon the integration of the acquired or merged entity’s businesses with FNB United or one of its subsidiaries, the conversion of core operating systems, data systems and products and the standardization of business practices. Complications or difficulties in the conversion of the core operating systems, data systems and products may result in the loss of customers, damage to FNB United’s reputation within the financial services industry, operational problems, one-time costs currently not anticipated or reduced cost savings resulting from such mergers or acquisitions. Annual cost savings in each such transaction may be materially less than anticipated if the holding company, bank merger or nonbank merger or acquisition is delayed unexpectedly, the integration of operations is delayed beyond what is anticipated or the conversion to a single data system is not accomplished on a timely basis.

Difficulty in integrating an acquired company may cause FNB United not to realize expected revenue increases, cost savings, increases in geographic or product presence and/or other projected benefits from the acquisition. The integration could result in higher than expected deposit attrition (run-off), loss of key employees, disruption of FNB United’s businesses or the businesses of the acquired company, or otherwise adversely affect FNB United’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition.

Other Risks

There are risks and uncertainties relating to an investment in FNB United common stock or to economic conditions and regulatory matters generally that should affect other financial institutions in similar ways. These aspects are discussed under “Forward-Looking Statements” and “Regulation and Supervision” elsewhere in this Annual Report on Form 10-K.

Performance Graph

The following graph and table are furnished with this Annual Report on Form 10-K and compare the cumulative total shareholder return of FNB United Common Stock for the five-year period ended December 31, 2006 with the SNL Southeast Bank Index and the Russell 3000 Stock Index, assuming an investment of $100 at the beginning of the period and the reinvestment of dividends.

	As of December 31,
	2001	2002	2003	2004	2005	2006
FNB United Corp.	$100.00	$132.06	$147.77	$137.74	$141.15	$140.82
SNL Southeast Bank Index	100.00	110.46	138.72	164.50	168.39	197.45
Russell 3000 Index	100.00	78.46	102.83	115.11	122.16	141.35

FNB UNITED CORP. AND SUBSIDIARIES

FIVE YEAR FINANCIAL HISTORY

	2006	2005	2004	2003	2002
	(dollars in thousands, except per share data)
Summary of Operations
Interest income	$103,369	$54,415	$40,436	$40,158	$39,452
Interest expense	47,155	20,050	12,402	13,144	14,114

Net interest income	56,214	34,365	28,034	27,014	25,338
Provision for loan losses	2,526	2,842	4,030	1,860	1,780

Net interest income after provision for loan losses	53,688	31,523	24,004	25,154	23,558
Noninterest income	19,215	14,926	13,673	13,600	8,268
Noninterest expense	53,441	31,678	28,755	27,159	20,140

Income before income taxes	19,462	14,771	8,922	11,595	11,686
Income taxes	7,275	4,834	2,324	3,195	3,486

Net income	$12,187	$9,937	$6,598	$8,400	$8,200

Per Share Data
Net income:
Basic	$1.27	$1.73	$1.17	$1.50	$1.63
Diluted	1.25	1.69	1.13	1.43	1.58
Cash dividends declared	.62	.62	.60	.59	.58
Book value	18.39	16.06	14.66	14.32	13.49

Balance Sheet Information
Total assets	$1,814,905	$1,102,085	$862,891	$773,245	$754,370
Investment securities	171,815	159,806	125,143	144,259	153,857
Loans	1,322,702	812,666	664,754	551,913	502,342
Goodwill	110,956	31,381	16,335	16,325	12,601
Deposits	1,421,013	841,609	659,544	597,925	592,354
Borrowed funds	167,018	146,567	113,647	86,721	81,815
Shareholders’ equity	207,668	102,315	82,147	81,458	73,090

Ratios (Averages)
Return on assets	0.77%	1.06%	.80%	1.07%	1.25%
Return on shareholders’ equity	7.00	11.25	8.00	10.66	12.82
Shareholders’ equity to assets	11.05	9.46	9.99	10.00	9.75
Dividend payout ratio	51.17	36.32	51.36	39.54	36.05
Loans to deposits	93.79	99.26	98.03	92.36	82.00
Net yield on earning assets, taxable equivalent basis	4.20	4.16	3.89	3.94	4.40

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

Additionally, FNB United has a mortgage banking subsidiary, Dover Mortgage Company, that originates, underwrites and closes loans for sale into the secondary market. Dover operates mortgage production offices in North Carolina at Charlotte, Carolina Beach, Goldsboro, Greenville, Lake Norman, Leland, Raleigh, Wilmington and Wrightsville Beach.

For business segment information related to the financial performance of First National Bank and Dover Mortgage Company, see Note 19 to the Consolidated Financial Statements.

Merger Acquisition of United Financial, Inc. in 2005

On November 4, 2005, the Corporation completed a merger for the acquisition of United Financial, Inc. (“United”), holding company for Alamance Bank, headquartered in Graham, North Carolina. At the date of merger, Alamance Bank operated three offices and, based on estimated fair values, had $163.7 million in total assets, $95.2 million in net loans and $113.0 in deposits. On February 1, 2006, Alamance Bank was merged into First National Bank. Pursuant to the terms of the merger, each share of United common stock was converted, at the election of the shareholder, into either: (1) $14.25 in cash, (2) 0.6828 shares of FNB Corp. common stock, or (3) $4.99 in cash and 0.4438 shares of FNB Corp. common stock, the overall conversion of stock being limited to 65% of United shares. The aggregate purchase price, as adjusted by a reduction of $0.2 million during the one-year period following the date of merger, was $22.5 million, consisting of $8.2 million of cash payments and 728,625 shares of FNB Corp. common stock valued at $14.3 million. The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of United were recorded based on estimated fair values as of November 4, 2005, with the estimate of goodwill being subject to possible adjustment during the one-year period from that date. The adjustments recorded during that one-year period, including the purchase price adjustment noted above, resulted in a net $264,000 reduction in the amount initially recorded for goodwill. The consolidated financial statements include the results of operations of United since November 4, 2005.

Merger Acquisition of Integrity Financial Corporation in 2006

On April 28, 2006, the Corporation completed a merger for the acquisition of Integrity Financial Corporation (“Integrity”), headquartered in Hickory, North Carolina and the holding company for First Gaston Bank of North Carolina, including its divisions Catawba Valley Bank and Northwestern Bank. At the date of the merger, First Gaston Bank operated seventeen offices and, based on estimated fair values, had approximately $728.7 million in total assets, $475.3 million in net loans and $563.3 million in deposits. On August 1, 2006, First Gaston Bank was merged into First National Bank. The primary reasons for the merger were as follows:

•

To create a banking organization, approximately two-thirds larger in total assets than FNB United prior to the merger, that could offer an expanded array of services including the ability to provide larger loans and professional wealth management services in a community banking setting;

•

To expand the footprint of the company from ten central-North Carolina counties to seventeen counties with forty-two community offices, stretching from the Central and Southern Piedmont to the Foothills and Mountains of Western North Carolina, including areas of the state which possessed faster income and population growth characteristics than many existing FNB United franchise areas; and

•	To create shareholder value based upon the opportunities set out above.

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

Primary Financial Data for 2006

The Corporation earned $12.2 million in 2006, a 22.6% increase in net income from 2005. Basic earnings per share decreased from $1.73 in 2005 to $1.27 in 2006 and diluted earnings per share decreased from $1.69 to $1.25, for percentage decreases of 26.6% and 26.0%, respectively. As noted above, First Gaston Bank and Alamance Bank were acquired through mergers effective April 28, 2006 and November 4, 2005, impacting both net income and the calculation of earnings per share since the acquisition dates and the comparability of operating results on a year-to-date basis between 2006 and 2005 (see Note 19 to the Consolidated Financial Statements for business segment information and also below in “Significant Factors Affecting Earnings in 2006”). The First Gaston Bank acquisition added $728.7 million or approximately 66% to total assets at the time of acquisition, while the Alamance Bank acquisition earlier added $163.7 million or approximately 18% to total assets at the time of acquisition. Largely reflecting the First Gaston Bank acquisition, total assets were $1.81 billion at December 31, 2006, up 65% from year-end 2005. Loans amounted to $1.32 billion at December 31, 2006, increasing 63% from the prior year. Total deposits grew 69% to $1.42 billion in 2005.

Significant Factors Affecting Earnings in 2006

The acquisitions of First Gaston Bank and Alamance Bank have affected the comparability of operating results, as the consolidated financial statements include the results of operations of First Gaston Bank and Alamance Bank since April 28, 2006 and November 4, 2005, respectively, and prior period financial information has not been restated under the purchase method of accounting for business combinations. Consequently, the results of operations for 2006 include the results of the former First Gaston Bank operations for only the last eight months of that period and the results of the Alamance Bank operations for all of that period, while the results of 2005 do not include First Gaston Bank and include Alamance Bank for only the last two months of that period. As noted above, the First Gaston Bank acquisition added approximately 66% to total assets at the time of acquisition and the Alamance Bank acquisition added approximately 18%.

Net interest income has continued to be impacted by the tightening measures utilized by the Federal Reserve for monetary policy purposes since mid-2004. These measures have resulted in prime rate increases that have tended to improve the yield on earning assets while similarly increasing the cost of funds. Net interest income increased $21.8 million or 64% in 2006 compared to 2005, reflecting the effect of a 61% increase in the level of average earning assets coupled with an increase in the net interest margin, stated on a taxable equivalent basis, from 4.16% in 2005 to 4.20% in 2006.

The provision for loan losses was $2,526,000 in 2006 compared to $2,842,000 in 2005, a decrease of $316,000, or 11.1%. The 2005 provision was $1,188,000 below the $4,030,000 provision in 2004 when the second quarter provision was $2,780,000 and actual loan charge-offs in that quarter amounted to $2,754,000. Due partially to the continuing evaluation of the quality of the loan portfolio acquired as part of the acquisition of First Gaston Bank, the allowance for loan losses has increased to 1.28% of loans held for investment at December 31, 2006 compared to 1.25% at December 31, 2005 and 1.12% at December 31, 2004.

The amounts reported for the provision for loan losses and also noninterest income have been impacted by the adoption in the second quarter of 2005 of new regulatory guidance on the accounting for courtesy overdraft programs. The initial result from adoption of this guidance was a $324,000 increase in the provision for loan losses in the second quarter of 2005, the effect of which was partially offset by a $156,000 increase in income from service charges on deposit accounts. In periods subsequent to the second quarter of 2005, the regulatory guidance on accounting for courtesy overdraft programs will have a continuing effect on the results of operations by increasing the level of both the provision for loan losses and income from service charges on deposit accounts, although these effects should tend to be offsetting with only a minor impact on net income. The total increase in the provision for loan losses in 2005 due to the new regulatory guidance was $712,000 and for 2006 was $670,000.

Noninterest income was significantly affected in 2006 by the restructuring of the investment portfolio in the third quarter to eliminate certain underperforming investments and to improve the net interest margin in future periods. Approximately $120 million of available-for-sale securities, or approximately 52% of the total carrying value of the investment portfolio, was sold. Portions of the liquidated investments were obtained in the acquisitions of First Gaston Bank and Alamance Bank. The pre-tax loss recognized on this transaction was $557,000.

Noninterest income was additionally impacted in 2006 by the recognition of $826,000 of income in connection with certain SBIC investments that qualify as Community Reinvestment Act investments. A loss of $23,000 was recorded on SBIC investments in 2005. Noninterest income was further augmented in 2006 by the sale in the fourth quarter of $10.4 million of nonperforming and higher risk loans, resulting in a gain of $118,000, and by a $336,000 death benefit from a bank owned life insurance policy insuring a former employee. Partially offsetting these gains was a mortgage servicing rights impairment charge of $250,000.

Noninterest expense was significantly impacted in 2006 by a goodwill impairment charge of $1.6 million related to Dover Mortgage Company as discussed in Note 3 to the Consolidated Financial Statements.

Noninterest expense was generally affected in 2006 by the increased size of the organization following the acquisitions of Alamance Bank and First Gaston Bank, as discussed above, and by the related restructuring/conversion expenses. The February 2006 Alamance Bank merger and the August 2006 First Gaston Bank merger into First National Bank have resulted in restructuring and system conversion expenses, which are estimated to be approximately $1.4 million. These amounts include consulting services, data processing and other records conversion expense, the buyout of various contracts, and legal and accounting fees. The resulting bank, until at least some point in 2007, is continuing to operate under the existing four trade names (First National Bank and

Trust Company, First Gaston Bank, Catawba Valley Bank, and Northwestern Bank). The Corporation is in the process of conducting a branding study to determine the advisability of adopting a new bank name in 2007. The YES YOU CAN(R) and YES WE CAN(R) trademarks owned by First National will continue to be utilized. Accordingly, the Corporation anticipates there will be additional merger related expenditures, including replacement of signage, office supplies and some remaining systems conversions. While additional merger related charges may be recognized, synergies from the acquisition of First Gaston Bank are beginning to be realized.

Noninterest expense was also affected in 2006 by the recognition of stock-based compensation. As discussed in Notes 1 and 16 to the Consolidated Financial Statements, effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment”, which requires companies to recognize charges to the income statement for the grant-date fair value of stock options, restricted stock and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award (presumptively the vesting period). Stock-based compensation for all types of compensation arrangements amounted to $673,000 in 2006 and the related income tax benefit was $92,000. Stock-based compensation related only to stock options amounted to $510,000 in 2006 and the related income tax benefit was $27,000. Prior to the adoption of SFAS No. 123R, the Corporation used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for stock options granted with exercise prices equal to the fair market value of the common stock on the date of grant.

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

Earnings Review

The Corporation’s net income increased $2.3 million in 2006, up 22.6% over 2005, largely reflecting the significant increase in net interest income. Earnings were positively impacted in 2006 by increases of $21.8 million or 64% in net interest income and $4.3 million in noninterest income and by a $316,000 reduction in the provision for loan losses, which gains were largely offset by a $21.8 million increase in noninterest expense. Certain factors specifically affecting the elements of income and expense and the comparability of operating results on a year-to-date basis between 2006 and 2005 are discussed in the “Overview - Significant Factors Affecting Earnings in 2006”.

The Corporation’s net income increased $3.3 million in 2005, up 50.6% over 2004, largely reflecting the significant increase in net interest income. Earnings were positively impacted in 2005 by increases of $6.3 million or 22.6% in net interest income and $1.3 million in noninterest income and by a $1.2 million reduction in the provision for loan losses, which gains were partially offset by a $2.9 million increase in noninterest expense. Certain factors specifically affecting the elements of income and expense and the comparability of operating results on a year-to-date basis between 2005 and 2004 are discussed in the “Overview - Significant Factors Affecting Earnings in 2006”.

Return on average assets increased from 0.80% in 2004 to 1.06% in 2005 and decreased to 0.77% in 2006. Return on average shareholders’ equity increased from 8.00% in 2004 to 11.25% in 2005 and decreased to 7.00% in 2006. In 2006, return on tangible assets and equity (calculated by deducting average goodwill and core deposit premiums from average assets and from average equity) amounted to 0.82% and 14.75%, respectively, compared to 1.09% and 14.36% in 2005 and 0.82% and 9.98% in 2004.

Net Interest Income

Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

Net interest income was $56.2 million in 2006 compared to $34.4 million in 2005. The increase of $21.8 million or 64% resulted primarily from a 61% increase in the level of average earning assets coupled with an improvement in the net yield on earning assets, or net interest margin, from 4.16% in 2005 to 4.20% in 2006. In 2005, the increase of $6.3 million or 22.6% resulted primarily from a 13.2% increase in the level of average earning assets coupled with an improvement in the net yield on earning assets, or net interest margin, from 3.89% in 2004 to 4.16% in 2005. On a taxable equivalent basis, the increases in net interest income in 2006 and 2005 were $22.2 million and $6.2 million, respectively, reflecting changes in the relative mix of taxable and non-taxable earning assets in each year.

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

Table 1

Average Balances and Net Interest Income Analysis

	2006			2005			2004
	Average Balance	Interest Income / Expense	Average Rates Earned / Paid	Average Balance	Interest Income / Expense	Average Rates Earned/ Paid	Average Balance	Interest Income / Expense	Average Rates Earned/ Paid
	(taxable equivalent basis, dollars in thousands)
EARNING ASSETS
Loans (1) (2)	$1,142,350	$92,746	8.12%	$711,431	$48,718	6.85%	$612,217	$35,308	5.77%
Investment securities (1):
Taxable income	138,225	7,065	5.11	85,082	3,860	4.54	81,253	3,556	4.38
Non-taxable income	54,831	3,225	5.88	44,731	2,595	5.80	47,630	2,725	5.72
Other earning assets	41,015	1,932	4.71	13,129	445	3.39	13,602	161	1.19

Total earning assets	1,376,421	104,968	7.63	854,373	55,618	6.51	754,702	41,750	5.53

Cash and due from banks	27,864			18,642			16,945
Goodwill and core deposit premiums	91,495			20,216			16,462
Other assets, net	79,527			42,676			37,081

TOTAL ASSETS	$1,575,307			$933,907			$825,190

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Demand deposits	$156,837	2,592	1.65	$97,623	733.75		$89,827	362.40
Savings deposits	52,827	182.34		51,483	165.32		54,298	168.31
Money market deposits	180,513	6,766	3.75	75,948	1,504	1.98	75,824	798	1.05
Certificates and other time deposits	685,270	29,025	4.24	407,303	12,917	3.17	329,812	7,646	2.32
Retail repurchase agreements	21,134	923	4.37	17,770	503	2.83	15,890	158.99
Federal Home Loan Bank advances	80,410	3,387	4.21	71,152	2,766	3.89	69,490	2,546	3.66
Federal funds purchased	696	40	5.71	342	9	2.53	4,181	71	1.70
Other borrowed funds	64,266	4,240	6.60	31,044	1,453	4.68	22,306	653	2.93

Total interest-bearing liabilities	1,241,953	47,155	3.80	752,665	20,050	2.66	661,628	12,402	1.87

Noninterest-bearing demand deposits	142,624			84,393			74,741
Other liabilities	16,595			8,481			6,389
Shareholders’ equity	174,135			88,368			82,432

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,575,307			$933,907			$825,190

NET INTEREST INCOME AND SPREAD		$57,813	3.83%		$35,568	3.85%		$29,348	3.66%

NET YIELD ON EARNING ASSETS			4.20%			4.16%			3.89%

(1)	Interest income and yields related to certain investment securities and loans exempt from both federal and state income tax or from state income tax alone are stated on a fully taxable equivalent basis, assuming a federal tax rate of 35% in 2006 and 34% in 2005 and 2004 and applicable state tax rate, reduced by the nondeductible portion of interest expense.
(2)	Nonaccrual loans are included in the average loan balance. Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.

Changes in the net interest margin and net interest spread tend to correlate with movements in the prime rate of interest. There are variations, however, in the degree and timing of rate changes, compared to prime, for the different types of earning assets and interest-bearing liabilities.

Following a generally low-rate environment for interest rates both earned and paid by the Corporation, the Federal Reserve took action to raise the level of interest rates by 25 basis points at the end of June 2004, due to concern about increasing inflationary pressures, causing the prime rate to increase to 4.25% in July 2004. Four additional rate increases of 25 basis points each during the second six months of 2004, eight more such rate increases in 2005 and four more in 2006 have raised the prime rate to the 8.25% level at December 31, 2006. The prime rate averaged 4.33% in 2004, rising to 6.15% in 2005 and 7.94% in 2006.

In 2006, the net interest spread decreased by 2 basis points from 3.85% in 2005 to 3.83% in 2006, reflecting the effect of an increase in the average total yield on earning assets that was more than offset by the increase in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets increased by 112 basis points from 6.51% in 2005 to 7.63% in 2006, while the cost of funds increased by 114 basis points from 2.66% to 3.80%. In 2005, the 18 basis points increase in net interest spread resulted from a 98 basis points increase in the yield on earning assets as partially offset by a 79 basis points increase in the cost of funds.

The 2006 and 2005 changes in net interest income on a taxable equivalent basis, as measured by volume and rate variances, are analyzed in Table 2. Volume refers to the average dollar level of earning assets and interest-bearing liabilities.

Table 2

Volume and Rate Variance Analysis

	2006 Versus 2005			2005 Versus 2004
	Variance due to (1)			Variance due to (1)
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(taxable equivalent basis, in thousands)
Interest Income
Loans (2)	$33,710	$10,318	$44,028	$6,223	$7,187	$13,410
Investment securities (2):
Taxable income	2,669	536	3,205	171	133	304
Non-taxable income	594	36	630	(168)	38	(130)
Other earning assets	1,257	230	1,487	(6)	290	284

Total interest income	38,230	11,120	49,350	6,220	7,648	13,868

Interest Expense
Interest-bearing deposits:
Demand deposits	624	1,235	1,859	33	338	371
Savings deposits	5	12	17	(9)	6	(3)
Money market deposits	3,190	2,072	5,262	1	705	706
Certificates and other time deposits 10,778	5,330	16,108	2,060	3,211	5,271
Retail repurchase agreements	108	312	420	21	324	345
Federal Home Loan Bank advances	380	241	621	61	159	220
Federal funds purchased	14	17	31	(86)	24	(62)
Other borrowed funds	2,015	772	2,787	317	483	800

Total interest expense	17,114	9,991	27,105	2,398	5,250	7,648

Net Interest Income	$21,116	$1,129	$22,245	$3,822	$2,398	$6,220

(1)	The mix variance, not separately stated, has been proportionally allocated to the volume and rate variances based on their absolute dollar amount.
(2)	Interest income related to certain investment securities and loans exempt from both federal and state income tax or from state income tax alone is stated on a fully taxable equivalent basis, assuming a federal tax rate of 35% in 2006 and 34% in 2005 and 2004 and applicable state tax rate, reduced by the nondeductible portion of interest expense.

Provision for Loan Losses

This provision is the charge against earnings to provide an allowance or reserve for probable losses inherent in the loan portfolio. The amount of each year’s charge is affected by several considerations including management’s evaluation of various risk factors in determining the adequacy of the allowance (see “Asset Quality”), actual loan loss experience and loan portfolio growth. Earnings were positively impacted in 2006 and 2005 by reductions in the provision for loan losses of $316,000 and $1,188,000, respectively. For additional information concerning the provision for loan losses, see the discussion in the “Overview – Significant Factors Affecting Earnings in 2006”.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.28% at December 31, 2006, 1.25% at December 31, 2005 and 1.12% at December 31, 2004. The allowance percentage has increased based on the results from application of the allowance model that assigns reserves to various components of the loan portfolio in order to provide for probable inherent losses and also from the continuing evaluation of the quality of the loan portfolio acquired as part of the acquisition of First Gaston Bank, as discussed in the “Overview”.

Noninterest Income

Noninterest income increased $4.3 million or 29% in 2006, due primarily to the effects of the acquisition of First Gaston Bank on April 28, 2006 as discussed in the “Overview”. This acquisition largely resulted in the $2.2 million or 36% increase in service charges on deposit accounts, although there was an additional impact from the adoption in the second quarter of 2005 of new regulatory guidance on the accounting for courtesy overdraft programs. Additional information concerning factors which specifically affected noninterest income in 2006 is discussed in the “Overview—Significant Factors Affecting Earnings in 2006”.

Noninterest income increased $1.3 million or 9.2% in 2005, due primarily to increases of $610,000 in income from mortgage loan sales and $638,000 in service charges on deposit accounts.

Noninterest Expense

Noninterest expense was $21.8 million or 69% higher in 2006. This increase resulted primarily from the increased size of the organization following the acquisitions of Alamance Bank and First Gaston Bank, from a $1.6 million goodwill impairment charge and from the initial recognition of stock-based compensation, all as discussed in the “Overview—Significant Factors Affecting Earnings in 2006”.

Noninterest expense was $2.9 million or 10.2% higher in 2005. This increase resulted primarily from a higher level of compensation expense, due in part to increased incentive compensation, the higher level of mortgage loan sales activity and the acquisition of Alamance Bank on November 4, 2005 as discussed in the “Overview”.

Income Taxes

The effective income tax rate increased from 32.7% in 2005 to 37.4% in 2006 due principally to a higher level of nondeductible expenses in 2006, including much of the stock-based compensation initially recognized in

2006 and the $1.6 million goodwill impairment charge. Additionally, the Corporation’s federal income tax rate increased from 34% to 35% in 2006. The effective income tax rate increased from 26.0% in 2004 to 32.7% in 2005 due principally to the significant increase in the ratio of taxable to tax-exempt income.

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

Contractual Obligations

Under existing contractual obligations, the Corporation will be required to make payments in future periods. Table 3 presents aggregated information about the payments due under such contractual obligations at December 31, 2006. Transaction deposit accounts with indeterminate maturities have been classified as having payments due in one year or less. Benefit plan payments cover estimated amounts due through 2016.

Table 3

Contractual Obligations

	Payments Due by Period at December 31, 2006
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(dollars in thousands)
Deposits	$1,336,004	$75,173	$9,035	$801	$1,421,013
Retail repurchase agreements	23,161	—	—	—	23,161
Federal Home Loan Bank advances	3,750	15,000	9,000	38,075	65,825
Other borrowed funds	16,287	—	—	61,745	78,032
Lease obligations	1,225	2,188	1,824	9,613	14,850
Estimated benefit plan payments:
Pension	399	1,011	1,167	3,670	6,247
Other	107	286	290	965	1,648
Pension plan contribution expected in 2007	—	—	—	—	—

Total contractual cash obligations	$1,380,933	$93,658	$21,316	$114,869	$1,610,776

Commitments, Contingencies and Off-Balance Sheet Risk

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at December 31, 2006 are discussed below.

Commitments by First National Bank to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2006, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $303.5 million. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

First National Bank issues standby letters of credit whereby it guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to standby letters of credit was $6.6 million at December 31, 2006 and $7.8 million at December 31, 2005. Due to insignificance, the Corporation has recorded no liability at December 31, 2006 for the current carrying amount of the obligation to perform as a guarantor.

Dover Mortgage Company originates certain residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a residential mortgage loan with a potential borrower and the time the closed loan is sold, the Corporation is subject to variability in market prices related to these commitments. The Corporation believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate residential mortgage loans totaled $19.3 million at December 31, 2006, and the related forward sales commitments totaled $19.3 million. Loans held for sale by Dover Mortgage Company totaled $16.3 million at December 31, 2006, and the related forward sales commitments totaled $16.3 million.

First National Bank had loans held for sale of $4.6 million at December 31, 2006. Binding commitments of First National Bank for the origination of mortgage loans intended to be held for sale at December 31, 2006 were not material.

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

The Corporation’s balance sheet was asset-sensitive at December 31, 2006. An asset-sensitive position means that, for cumulative gap measurement periods of one year or less, there are more assets than liabilities subject to immediate repricing as market rates change. Because immediately rate sensitive assets exceed rate sensitive interest-bearing liabilities, the earnings position could improve in a rising rate environment and could deteriorate in a declining rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

Table 4 presents information about the periods in which the interest-sensitive assets and liabilities at December 31, 2006 will either mature or be subject to repricing in accordance with market rates, and the resulting interest-sensitivity gaps. This table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of what the sensitivity will be on other dates. As a simplifying assumption concerning repricing behavior, 50% of the interest-bearing demand, savings and money market deposits are assumed to reprice immediately and 50% are assumed to reprice beyond one year.

Table 4

Interest Rate Sensitivity Analysis

	December 31, 2006
	Rate Maturity in Days			Beyond One Year	Total
	1-90	91-180	181-365
	(dollars in thousands)
Earning Assets
Loans	$836,576	$23,815	$56,241	$396,070	$1,322,702
Investment securities	53,038	14,125	21,993	82,659	171,815
Interest-bearing bank balances	42,929	—	—	—	42,929
Federal funds sold	30,186	—	—	—	30,186

Total earning assets	962,729	37,940	78,234	488,729	1,567,632

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	88,749	—	—	88,749	177,498
Savings deposits	25,258	—	—	25,259	50,517
Money market deposits	117,670	—	—	117,670	235,340
Time deposits of $100,000 or more	148,882	108,239	81,266	27,383	365,770
Other time deposits	113,963	139,507	126,722	52,758	432,950
Retail repurchase agreements	23,161	—	—	—	23,161
Federal Home Loan Bank advances	8,538	1,250	2,500	53,537	65,825
Other borrowed funds	72,988	—	—	5,044	78,032

Total interest-bearing liabilities	599,209	248,996	210,488	370,400	1,429,093

Interest Sensitivity Gap	$363,520	$(211,056)	$(132,254)	$118,329	$138,539

Cumulative gap	$363,520	$152,464	$20,210	$138,539	$138,539
Ratio of interest-sensitive assets to interest-sensitive liabilities	161%	15%	37%	132%	110%

Market Risk

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

The Corporation’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The structure of the Corporation’s loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. The Corporation does not maintain a trading account nor is the Corporation subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the Corporation’s asset/liability management function, which is discussed in “Asset/Liability Management and Interest Rate Sensitivity” above. The use of an interest rate swap in conjunction with asset/liability management objectives is discussed in Note 1 to the Consolidated Financial statements.

Table 5 presents information about the contractual maturities, average interest rates and estimated fair values of financial instruments considered market risk sensitive at December 31, 2006.

Table 5

Market Risk Analysis of Financial Instruments

	Contractual Maturities at December 31, 2006
	2007	2008	2009	2010	2011	Beyond Five Years	Total	Average Interest Rate (1)	Estimated Fair Value
	(dollars in thousands)
Financial Assets
Debt Securities:
Fixed rate	$76,390	$17,503	$7,699	$14,198	$11,311	$27,102	$154,203	5.21	$153,759
Variable rate	—	—	—	—	5,000	—	5,000	6.45	5,000
Equity securities	—	—	—	—	—	12,034	12,034	—	12,051
Loans:
Fixed rate	130,247	91,750	80,811	59,546	58,853	80,075	501,264	7.17	502,399
Variable rate	390,269	147,005	96,506	42,116	36,949	108,593	821,438	8.32	881,553
Interest-bearing bank balances	42,929	—	—	—	—	—	42,929	5.25	42,929
Federal funds sold	30,186						30,186	5.25	30,186

Total	$670,021	$256,258	$185,016	$115,860	$112,113	$227,804	$1,567,054	7.43	$1,627,877

Financial Liabilities
Interest-bearing demand deposits	$—	$—	$—	$—	$—	$—	$177,498	1.68	$177,498
Savings deposits	—	—	—	—	—	—	50,517	0.29	50,517
Money market deposits	—	—	—	—	—	—	235,340	4.09	235,340
Time deposits:
Fixed rate	704,526	61,280	9,215	6,342	2,693	801	784,857	4.70	784,293
Variable rate	9,183	4,086	592				13,861	5.29	13,894
Retail repurchase agreements	—	—	—	—	—	—	23,161	4.50	23,155
Federal Home Loan
Bank advances:
Fixed rate	3,750	1,500	13,500	9,000	—	38,075	65,825	3.87	62,805
Variable rate
Other borrowed funds	16,287	—	—	—	—	61,745	78,032	6.88	78,032

Total	$733,746	$66,866	$23,307	$15,342	$2,693	$100,621	$1,429,091	4.15	$1,425,534

(1)	The average interest rate related to debt securities is stated on a fully taxable equivalent basis, assuming a 35% federal income tax rate.
(2)	Nonaccrual loans are included in the balance of loans. The allowance for loan losses is excluded.

Capital Adequacy

Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders’ equity and qualifying perpetual preferred stock and trust preferred securities, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock, trust preferred securities and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution’s ongoing trading activities. At December 31, 2006, FNB United Corp. and First National Bank were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital. Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%. At December 31, 2006, FNB United Corp. and First National Bank had total capital ratios of 11.53% and 11.30%, respectively, and Tier 1 capital ratios of 8.36% and 10.14%.

The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At December 31, 2006, FNB United Corp. and First National Bank had leverage capital ratios of 7.16% and 8.72%, respectively.

First National Bank is also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, a bank must have a minimum ratio for total capital of 10.00%, for Tier 1 capital of 6.00% and for leverage capital of 5.00%. As noted above, First National Bank met all of those ratio requirements at December 31, 2006 and, accordingly, is well-capitalized under the regulatory framework for prompt corrective action.

Balance Sheet Review

As discussed in the “Overview”, the growth in total assets in 2006 largely reflected the acquisition of First Gaston Bank on April 28, 2006, while the growth in 2005 reflected the acquisition of Alamance Bank on November 4, 2005. Significant estimated fair values initially recorded for First Gaston Bank included total assets of $728.7 million, investment securities of $84.4 million, gross loans of $481.3 million, deposits of $563.3 million and Federal Home Loan Bank advances of $18.6 million. Significant estimated fair values initially recorded for Alamance Bank included total assets of $163.7 million, investment securities of $34.7 million, gross loans of $96.6 million, deposits of $113.0 million and Federal Home Loan Bank advances of $21.9 million. Total assets increased $712.8 million or 65% in 2006 and $239.2 million or 28% in 2005. By similar comparison, deposits increased $579.4 million or 69% and $182.1 million or 28%. The average asset growth rates were 69% in 2006 and 13% in 2005. The corresponding average deposit growth rates were 70% and 15%.

Investment Securities

Investments are carried on the consolidated balance sheet at estimated fair value for available-for-sale securities and at amortized cost for held-to-maturity securities. Table 6 presents information, on the basis of selected maturities, about the composition of the investment securities portfolio for each of the last three years.

Table 6

Investment Securities Portfolio Analysis

	December 31
	2006			2005	2004
	Amortized Cost	Estimated Fair Value	Taxable Equivalent Yield (1)	Carrying Value	Carrying Value
	(dollars in thousands)
Available for Sale
U.S. Government agencies and corporations:
Within one year	$21,349	$21,375	4.77%	$3,430	$1,262
One to five years	47,356	47,346	5.17	16,895	13,078
Five to ten years	5,637	5,700	5.48	22,421	15,583
Over ten years	—	—	—	—	2,002

Total	74,342	74,421	4.85	42,746	31,925

Mortgage-backed securities	751	759	5.04	28,628	8,392

State, county and municipal:
Within one year	536	539	7.25	636	866
One to five years	11,988	12,072	6.79	4,114	4,038
Five to ten years	13,479	13,820	6.96	10,978	10,292
Over ten years	10,237	10,283	6.34	11,159	6,793

Total	36,240	36,714	6.73	26,887	21,989

Other debt securities:
One to five years	—	—	2,489	3,138
Over ten years	5,000	5,000	6.45	3,215	2,657

Total	5,000	5,000	6.45	5,704	5,795

Total debt securities	116,332	116,894	5.59	103,965	68,101
Equity securities	12,034	12,051	6,953	5,662

Total available-for-sale securities	$128,367	$128,945		$110,918	$73,763

Held to Maturity
U.S. Government agencies and corporations:
Within one year	$4,490	$4,439	3.00	$4,011	$2,001
One to five years	12,119	11,713	3.63	16,726	13,912
Five to ten years	—	—	—	—	7,000

Total	16,610	16,152	3.46	20,737	22,913

Mortgage-backed securities	4,517	4,471	5.46	3,190	1,270

State, county and municipal:
Within one year	2,115	2,101	2.75	2,059	2,151
One to five years	6,435	6,203	3.74	7,504	8,078
Five to ten years	7,419	7,276	5.37	7,244	7,307
Over ten years	4,774	4,692	6.02	6,154	7,661

Total	20,743	20,272	4.74	22,961	25,197

Other debt securities:
Within one year	—	—	—	1,000	—
One to five years	1,000	969	4.70	—	1,000
Five to ten years	—	—	—	1,000	1,000

Total	1,000	969	4.70	2,000	2,000

Total held-to-maturity securities	$42,870	$41,865	4.32	$48,888	$51,380

(1)	Yields are stated on a fully taxable equivalent basis, assuming a 35% federal income tax rate.

Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. In 2006, the level of investment securities was significantly impacted by two factors: the net increase of $84.4 million from the First Gaston Bank acquisition on April 26, 2006, as discussed in the “Balance Sheet Review”, and the sale in the third quarter of approximately $120 million of available-for-sale securities, or approximately 52% of the total carrying value of the investment portfolio, as discussed in the “Overview—Significant Factors Affecting Earnings in 2006”. Since only a portion of the proceeds from the sale was reinvested in securities in the 2006 fourth quarter, the net increase in the level of investment securities in 2006, taking into account the addition to the portfolio from the First Gaston Bank acquisition, was only $12.0 million or 7.5%. In 2005, there was a net increase of $34.7 million, or 28% in the level of investment securities, due primarily to the addition of $34.7 million in investment securities from the Alamance Bank acquisition on November 4, 2005.

Investable funds not otherwise utilized are temporarily invested on an overnight basis as federal funds sold or as interest-bearing balances at other banks, the level of which is affected by such considerations as near-term loan demand and liquidity needs. As noted above, only a portion of the proceeds from the sale of investment securities in the 2006 third quarter was reinvested in the fourth quarter, resulting in a $73.1 million total balance of federal funds sold and interest-bearing bank balances at December 31, 2006 compared to a $22.5 million total balance at December 31, 2005. These liquid funds at year-end 2006 will be used, as appropriate, to fund loan originations and investment securities purchases or to liquidate borrowed funds.

Loans

The Corporation’s primary source of revenue and largest component of earning assets is the loan portfolio. In 2006, loans increased $510.0 million or 63%, due primarily to the addition of $481.3 million in loans from the First Gaston Bank acquisition on April 28, 2006, as discussed in the “Balance Sheet Review”. Similarly in 2005, loans increased $147.9 million or 22%, due largely to the addition of $96.6 million in loans from the Alamance Bank acquisition on November 4, 2005. Excluding the amount of loans added by the merger acquisitions, loans increased $28.7 million or 3.5% in 2006 and $51.3 million or 7.7% in 2005. The level of loans was further impacted in 2006 by the sale in the fourth quarter of $10.4 million of nonperforming and higher risk loans, as noted in the “Overview—Significant Factors Affecting Earnings in 2006”. Average loans increased $430.9 million or 61% in 2006 and $99.2 million or 12% in 2005. The ratio of average loans to average deposits decreased from 99.3% in 2005 to 93.8% in 2006. The ratio of loans to deposits at December 31, 2006 was 93.1%.

Table 7 sets forth the major categories of loans for each of the last five years. The maturity distribution and interest rate sensitivity of selected loan categories at December 31, 2006 are presented in Table 8.

Table 7

Loan Portfolio Composition

	December 31
	2006		2005		2004		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Commercial and agricultural	$315,184	24.2	$176,286	22.2	$196,846	30.1	$215,036	39.6	$198,085	39.6
Real estate—construction	278,124	21.4	142,096	17.9	83,433	12.8	36,357	6.7	29,553	5.9
Real estate—mortgage:
1-4 family residential	319,182	24.5	231,071	29.1	197,855	30.3	184,881	34.0	188,764	37.8
Commercial and other	350,261	26.9	221,457	27.8	154,024	23.6	86,734	15.9	59,760	12.0
Consumer	39,089	3.0	24,141	3.0	20,899	3.2	19,973	3.7	21,550	4.3
Leases	—	—	—	—	49	—	365.1		1,843.4

Loans held for investment	1,301,840	100.0	795,051	100.0	653,106	100.0	543,346	100.0	499,555	100.0

Loans held for sale	20,862		17,615		11,648		8,567		2,787

Gross loans	$1,322,702		$812,666		$664,754		$551,913		$502,342

Table 8

Selected Loan Maturities

	December 31, 2006
	One Year or Less	One to Five Years	Over Five Years	Total
	(in thousands)
Commercial and agricultural	$131,746	$145,928	$37,511	$315,184
Real estate—construction	137,185	124,980	15,959	278,124

Total selected loans	$268,931	$270,908	$53,469	$593,308

Sensitivity to rate changes:
Fixed interest rates	$23,556	$101,376	$26,846	$151,778
Variable interest rates	245,375	169,532	26,623	441,530

Total	$268,931	$270,908	$53,469	$593,308

In 2006, loan growth, including the loans added by the First Gaston Bank acquisition, was significant in all types of loans, with the largest percentage increase being related to the portfolio of construction loans. In 2005, loan growth through internal generation continued at a high level as in 2004 and 2003, following an extended period in which the level of the entire loan portfolio had been adversely impacted by the general slowdown of the economy. In particular, considering only growth through internal generation in both 2005 and 2004, the portfolios related to construction loans and commercial and other real estate loans experienced significant gains in each year, while the commercial and agricultural loan portfolio declined. The balance of the 1-4 family residential mortgage loan portfolio considered “held for investment” also experienced growth in both 2005 and 2004, due primarily to home equity lines of credit in 2004. In 2005, there was a modest decline in the balance of home equity lines of credit.

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

At December 31, 2006, the Corporation had impaired loans which totaled $9.3 million. Of the $9.3 million, $1.6 million had an allowance for loan losses of $388,000 and $7.7 million had no allowance for loan losses. At December 31, 2005, the Corporation had impaired loans which totaled $6.0 million, all of which had an allowance for loan losses which amounted to $1.1 million.

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

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.28% at December 31, 2006, 1.25% at December 31, 2005 and 1.12% at December 31, 2004. The allowance percentage has increased based on the results from application of the allowance model that assigns reserves to various components of the loan portfolio in order to provide for probable inherent losses and also from the continuing evaluation of the quality of the loan portfolio acquired as part of the acquisition of First Gaston Bank, as discussed in the “Overview”.

Management believes the allowance for loan losses of $16.6 million at December 31, 2006 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment.

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

Table 9

Allowance for Loan Losses and Nonperforming Assets

	2006	2005	2004	2003	2002
	(dollars in thousands)
Allowance for Loan Losses
Balance at beginning of year	$9,945	$7,293	$6,172	$6,109	$4,417
Charge-offs:
Commercial and agricultural	1,817	747	2,007	1,165	502
Real estate—construction	499	—	—	133	—
Real estate—mortgage	210	449	943	244	101
Consumer (1)	2,104	1,420	211	332	538
Leases	—	—	106	26	243

Total charge-offs	4,630	2,616	3,267	1,900	1,384

Recoveries:
Commercial and agricultural	1,123	427	158	14	116
Real estate—construction	120	—	1	—	—
Real estate—mortgage	268	7	36	—	1
Consumer (1)	1,231	522	94	85	76
Leases	3	65	114	4	64

Total recoveries	2,745	1,021	403	103	257

Net loan charge-offs	1,885	1,595	2,864	1,797	1,127
Provision for loan losses (1)	2,526	2,842	4,030	1,860	1,780
Purchase accounting acquisition	6,038	1,405	—	—	1,039
Allowance adjustment for loans sold	(4)	—	(45)	—	—

Balance at end of year	$16,620	$9,945	$7,293	$6,172	$6,109

Nonperforming Assets, at end of year
Nonaccrual loans	$8,282	$5,398	$3,952	$5,235	$4,944
Accruing loans past due 90 days or more	2,852	648	1,275	758	1,268

Total nonperforming loans	11,134	6,046	5,227	5,993	6,212
Foreclosed assets	196	108	77	65	61
Other real estate owned	3,361	929	543	1,008	414

Total nonperforming assets	$14,961	$7,083	$5,847	$7,066	$6,687

Ratios
Net loan charge-offs to average loans	.16%	.22%	.47%	.33%	.26%
Net loan charge-offs to allowance for loan losses	11.34	16.03	39.27	29.12	18.45
Allowance for loan losses to loans held for investment	1.28	1.25	1.12	1.14	1.22
Total nonperforming loans to loans held for investment	.86	.76	.80	1.10	1.24

(1)	Includes activity related to an overdraft protection program commencing in mid-2005. Charge-offs and recoveries related to the overdraft protection program were $1.6 million and $784,000, respectively, in 2006 and $1.1 million and $461,000, respectively, in 2005. The provision for loan losses associated with this program was $670,000 in 2006 and $712,000 in 2005.

Table 10

Allocation of Allowance For Credit Losses

	December 31
	2006	2005	2004	2003	2002
	(in thousands)
Commercial and agricultural	$5,151	$3,165	$2,953	$3,440	$2,939
Real estate—construction	3,829	1,939	1,015	118	128
Real estate—mortgage	5,745	3,892	2,401	1,395	1,539
Consumer	1,895	707	592	756	911
Leases	—	—	—	21	194
Unallocated	—	242	332	442	398

Total allowance for loan losses	$16,620	$9,945	$7,293	$6,172	$6,109

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

In 2006, deposits increased $579.4 million or 69%, due primarily to the addition of $563.3 million in deposits from the First Gaston Bank acquisition on April 28, 2006, as discussed in the “Balance Sheet Review”. Similarly in 2005, deposits increased $182.1 million or 28%, due largely to the addition of $113.0 million in deposits from the Alamance Bank acquisition on November 4, 2005.

The level and mix of the various deposit categories has been significantly affected in 2006 and 2005 by the merger acquisitions. Information concerning the significant increases that occurred in almost all deposit categories, except for savings deposits, is contained in Table 11.

Table 11 shows the year-end and average deposit balances for the years 2006, 2005 and 2004 and the changes in 2006 and 2005.

Table 11

Analysis of Deposits

	2006			2005			2004
	Balance	Change from Prior Year		Balance	Change from Prior Year		Balance
		Amount	%		Amount	%
	(dollars in thousands)
Year-End Balances
Interest-bearing deposits:
Demand deposits	$177,498	$60,939	52.3	$116,559	$23,180	24.8	$93,379
Savings deposits	50,517	(246)	(0.5)	50,763	(2,403)	(4.5)	53,166
Money market deposits	235,340	149,807	175.1	85,533	12,110	16.5	73,423

Total	463,355	210,500	83.2	252,855	32,887	15.0	219,968
Certificates and other time deposits	798,720	310,431	63.6	488,289	124,123	34.1	364,166

Total interest-bearing deposits	1,262,075	520,931	70.3	741,144	157,010	26.9	584,134
Noninterest-bearing demand deposits	158,938	58,473	58.2	100,465	25,055	33.2	75,410

Total deposits	$1,421,013	$579,404	68.8	$841,609	$182,065	27.6	$659,544

Average Balances
Interest-bearing deposits:
Demand deposits	$156,837	$59,214	60.7	$97,623	$7,796	8.7	$89,827
Savings deposits	52,827	1,344	2.6	51,483	(2,815)	(5.2)	54,298
Money market deposits	180,513	104,565	137.7	75,948	124.2		75,824

Total	390,177	165,123	73.4	225,054	5,105	2.3	219,949
Certificates and other time deposits	685,270	277,967	68.2	407,303	77,491	23.5	329,812

Total interest-bearing deposits	1,075,447	443,090	70.1	632,357	82,596	15.0	549,761
Noninterest-bearing demand deposits	142,624	58,231	69.0	84,393	9,652	12.9	74,741

Total deposits	$1,218,071	$501,321	69.9	$716,750	$92,248	14.8	$624,502

Business Development Matters

As discussed in the “Overview” and in Note 2 to the Consolidated Financial Statements, on November 4, 2005, the Corporation completed a merger for the acquisition of United Financial, Inc., holding company for Alamance Bank, headquartered in Graham, North Carolina, in a transaction accounted for using the purchase method of accounting for business combinations. On February 1, 2006, Alamance Bank was merged with and into First National Bank.

As discussed in the “Overview” and in Note 2 to the Consolidated Financial Statements, on April 28, 2006, the Corporation completed a merger for the acquisition of Integrity Financial Corporation (“Integrity”), headquartered in Hickory, North Carolina and the holding company for First Gaston Bank, in a transaction accounted for using the purchase method of accounting for business combinations. On August 1, 2006, First Gaston Bank was merged with and into First National Bank.

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

In May 2006, Dover Mortgage Company opened a new mortgage production office in Wrightsville Beach, North Carolina.

In the 2006 fourth quarter, First National Bank significantly expanded its headquarters facilities in Asheboro, North Carolina, adding a separate facility for certain of its executive and administrative functions and an operating center for its loan and deposit operations and certain of its finance operations.

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

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS No. 156”), “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”, which is effective for fiscal years beginning after September 15, 2006. SFAS No. 156 was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. SFAS No. 156 requires that all separately recognized servicing assets and liabilities be initially measured at fair value and permits (but does not require) subsequent measurement of servicing assets and liabilities at fair value. The Corporation is currently evaluating SFAS No. 156 to determine the potential impact, if any, on its consolidated financial statements.

In July 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation is currently evaluating the impact of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements”, which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. The Corporation has not determined the impact of adopting SFAS No. 157 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)”. SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement by SFAS No. 158 to recognize the funded status of a benefit plan and the disclosure requirements of SFAS No. 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Effective December 31, 2006, the Corporation adopted the provisions of SFAS NO. 158 that require recognition of the funded status of a benefit plan and related disclosures. The Corporation is currently evaluating the remaining requirements of SFAS No. 158 to determine the potential impact, if any, on its consolidated financial statements.

The Emerging Issues Task Force (“EITF”) reached a consensus at its September 2006 meeting regarding EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. This EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Corporation has not determined the impact of adopting EITF 06-4 on its consolidated financial statements.

The EITF reached a consensus at its September 2006 meeting regarding EITF 06-5, “Accounting for Purchases of Life Insurance Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-5”. The scope of EITF 06-5 is limited to the determination of net cash surrender value of a life insurance contract in accordance with Technical Bulletin 85-4. This EITF outlines when contractual limitations of the policy should be considered when determining the net realizable value of the contract. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted. The Corporation is currently evaluating the impact of EITF 06-5 on its consolidated financial statements.

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

Table 12

Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	(in thousands, except per share data)
2006
Interest income	$17,126	$25,806	$29,947	$30,490
Interest expense	7,045	11,429	14,067	14,614

Net interest income	10,081	14,377	15,880	15,876
Provision for loan losses	77	405	1,824	220

Net interest income after provision for loan losses	10,004	13,972	14,056	15,656
Noninterest income	3,510	4,604	5,419	5,682
Noninterest expense	9,415	12,261	15,540	16,225

Income before income taxes	4,099	6,315	3,935	5,113
Income taxes	1,422	2,282	1,456	2,115

Net income	$2,677	$4,033	$2,479	$2,998

Per share data:
Net income:
Basic	$.42	$.42	$.22	$.27
Diluted	.42	.41	.22	.27
Cash dividends declared	.15	.15	.15	.17
Common stock price (1):
High	21.25	20.74	19.50	18.93
Low	18.35	17.40	17.54	17.58

2005
Interest income	$11,814	$12,682	$13,713	$16,206
Interest expense	3,995	4,497	5,093	6,465

Net interest income	7,819	8,185	8,620	9,741
Provision for loan losses	370	864	446	1,162

Net interest income after provision for loan losses	7,449	7,321	8,174	8,579
Noninterest income	3,162	3,960	3,966	3,838
Noninterest expense	7,222	7,937	8,319	8,200

Income before income taxes	3,389	3,344	3,821	4,217
Income taxes	1,083	1,072	1,262	1,417

Net income	$2,306	$2,272	$2,559	$2,800

Per share data:
Net income:
Basic	$.41	$.41	$.46	$.46
Diluted	.40	.40	.44	.45
Cash dividends declared	.15	.15	.15	.17
Common stock price (1):
High	21.39	21.85	21.50	19.32
Low	17.80	18.20	18.50	17.35

(1)	FNB United Corp. common stock is traded on the Nasdaq Global Select Market under the symbol FNBN. At December 31, 2006, there were 3,925 shareholders of record.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

FNB United Corp.

Asheboro, North Carolina

We have audited the accompanying consolidated balance sheets of FNB United Corp. (formerly FNB Corp.) and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNB United Corp. and Subsidiaries at December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006 FNB United Corp. adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Shared-based Payment, and, effective December 31, 2006, adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FNB United Corp.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 26, 2007 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of the Corporation’s internal control over financial reporting.

Raleigh, North Carolina

March 26, 2007

FNB UNITED CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2006	2005
	(in thousands, except share and per share data)
Assets
Cash and due from banks	$35,225	$22,389
Interest-bearing bank balances	42,929	2,310
Federal funds sold	30,186	20,180
Investment securities:
Available for sale, at estimated fair value (amortized cost of $128,367 in 2006 and $110,693 in 2005)	128,945	110,918
Held to maturity (estimated fair value of $41,865 in 2006 and $47,508 in 2005)	42,870	48,888
Loans:
Loans held for sale	20,862	17,615
Loans held for investment	1,301,840	795,051
Less allowance for loan losses	(16,620)	(9,945)

Net loans	1,306,082	802,721

Premises and equipment, net	45,691	24,670
Goodwill	110,956	31,381
Core deposit premiums	7,378	1,326
Other assets	64,643	37,302

Total Assets	$1,814,905	$1,102,085

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand deposits	$158,938	$100,465
Interest-bearing deposits:
Demand, savings and money market deposits	463,355	252,855
Time deposits of $100,000 or more	365,770	229,910
Other time deposits	432,950	258,379

Total deposits	1,421,013	841,609
Retail repurchase agreements	23,161	21,338
Federal Home Loan Bank advances	65,825	86,225
Other borrowed funds	78,032	39,004
Other liabilities	19,206	11,594

Total Liabilities	1,607,237	999,770

Shareholders’ equity:
Preferred stock, $10.00 par value; authorized 200,000 shares, non issued	—	—
Common stock, $2.50 par value; authorized 50,000,000 shares, issued 11,293,992 shares in 2006 and 6,370,486 shares in 2005	28,235	15,926
Surplus	112,213	23,542
Retained earnings	68,662	62,711
Accumulated other comprehensive income (loss)	(1,442)	136

Total Shareholders’ Equity	207,668	102,315

Total Liabilities and Shareholders’ Equity	$1,814,905	$1,102,085

Commitments (Note 17)

See accompanying notes to consolidated financial statements

FNB UNITED CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
	2006	2005	2004
	(in thousands, except share and per share data)
Interest Income
Interest and fees on loans	$92,565	$48,604	$35,184
Interest and dividends on investment securities:
Taxable income	6,791	3,689	3,369
Non-taxable income	2,081	1,677	1,727
Other interest Income	1,932	445	156

Total interest Income	103,369	54,415	40,436

Interest Expense
Deposits	38,565	15,319	8,974
Retail repurchase agreements	923	503	158
Federal Home Loan Bank advances	3,387	2,766	2,546
Federal funds purchased	40	9	71
Other borrowed funds	4,240	1,453	653

Total interest expense	47,155	20,050	12,402

Net Interest Income	56,214	34,365	28,034
Provision for loan losses	2,526	2,842	4,030

Net Interest Income After Provision for Loan Losses	53,688	31,523	24,004

Noninterest Income
Service charges on deposit accounts	8,214	6,057	5,419
Mortgage loan sales	4,841	4,642	4,032
Cardholder and merchant services income	1,908	1,347	1,078
Trust and investment services	1,529	1,293	1,535
Bank owned life insurance	1,226	597	617
Other service charges, commissions and fees	987	882	843
Gain (loss) on sale of securities, net	(559)	—	—
Factoring operations	334	—	—
Other income	735	108	149

Total noninterest income	19,215	14,926	13,673

Noninterest Expense
Personnel expense	28,078	18,934	16,755
Occupancy expense	3,774	1,888	1,566
Furniture and equipment expense	3,832	2,241	1,943
Data processing services	2,432	1,473	1,331
Goodwill impairment	1,625	—	—
Other expense	13,700	7,142	7,160

Total noninterest expense	53,441	31,678	28,755

Income Before Income Taxes	19,462	14,771	8,922
Income taxes	7,275	4,834	2,324

Net Income	$12,187	$9,937	$6,598

Net income per common share:
Basic	$1.27	$1.73	$1.17
Diluted	$1.25	$1.69	$1.13
Weighted average number of shares outstanding:
Basic	9,619,870	5,731,966	5,663,173
Diluted	9,715,585	5,869,023	5,822,047

See accompanying notes to consolidated financial statements.

FNB UNITED CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands, except share and per share data)
Balance, December 31, 2003	5,686,899	$14,217	$12,478	$53,174	$1,589	$81,458
Comprehensive income:
Net income	—	—	—	6,598	—	6,598
Other comprehensive income, net of taxes:
Unrealized securities losses:
Net losses arising during period	—	—	—	—	(481)	(481)

Total comprehensive income						6,117

Cash dividends declared, $.60 per share	—	—	—	(3,389)	—	(3,389)
Stock options:
Proceeds from options exercised	66,303	166	566	—	—	732
Net tax benefit related to option exercises	—	—	59	—	—	59
Common stock repurchased	(148,100)	(370)	(2,460)	—	—	(2,830)

Balance, December 31, 2004	5,605,102	14,013	10,643	56,383	1,108	82,147
Comprehensive income:
Net income	—	—	—	9,937	—	9,937
Other comprehensive income, net of taxes:
Unrealized securities losses:
Net losses arising during period	—	—	—	—	(972)	(972)

Total comprehensive income						8,965

Cash dividends declared, $.62 per share	—	—	—	(3,609)	—	(3,609)
Merger acquisition of subsidiary company:
Common stock issued	728,625	1,822	12,685	—	—	14,507
Stock options:
Proceeds from options exercised	61,559	153	555	—	—	708
Net tax benefit related to option exercises	—	—	96	—	—	96
Common stock repurchased	(24,800)	(62)	(437)	—	—	(499)

Balance, December 31, 2005	6,370,486	15,926	23,542	62,711	136	102,315
Comprehensive income:
Net Income	—	—	—	12,187	—	12,187
Other comprehensive income, net of taxes:
Unrealized securities gains (losses):
Net gains arising during period	—	—	—	—	(123)	(123)
Reclassification adjustment for net realized losses	—	—	—	—	338	338

Total comprehensive income						12,402

Cash dividends declared, $.62 per share	—	—	—	(6,236)	—	(6,236)
Merger acquisition of subsidiary companies:
Common stock issued	4,654,504	11,636	82,964	—	—	94,600
Fair value of stock options assumed	—	—	3,311	—	—	3,311
Stock options:
Proceeds from options exercised	214,502	536	1,581	—	—	2,117
Compensation expense recognized	—	—	510	—	—	510
Net tax benefit related to option exercises	—	—	279	—	—	279
Restricted stock:
Shares issued, subject to restriction	53,875	135	(135)	—	—	—
Compensation expense recognized	—	—	151	—	—	151
Other compensatory stock issued	625	2	10	—	—	12
Adjustment to initially apply SFAS No. 158	—	—	—	—	(1,793)	(1,793)

Balance, December 31, 2006	11,293,992	$28,235	$112,213	$68,662	$(1,442)	$207,668

See accompanying notes to consolidated financial statements.

FNB UNITED CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2006	2005	2004
	(in thousands)
Operating Activities
Net Income	$12,187	$9,937	$6,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,855	1,755	1,619
Provision for loan losses	2,526	2,842	4,030
Deferred income taxes (benefit)	1,735	(502)	(12)
Deferred loan fees and costs, net	694	(119)	229
Premium amortization and discount accretion of investment securities, net	339	453	591
Loss on sale of investment securities	559	—	—
Amortization of core deposit premiums	604	66	55
Stock compensation expense	673	—	—
Income from bank owned life insurance	(1,226)	(597)	(617)
Origination of mortgage loans held for sale	(368,632)	(334,883)	(270,484)
Proceeds from sale of mortgage loans held for sale	370,226	333,558	271,435
Gain on mortgage loan sales	(4,841)	(4,642)	(4,032)
Gain on other loan sales	(118)	—	—
Mortgage servicing rights capitalized	(701)	(754)	(681)
Mortgage servicing rights amortization and impairment	637	351	303
Goodwill impairment	1,625	—	—
Decrease (increase) in other assets	2,103	(925)	3,146
Increase (decrease) in other liabilities	(2,779)	(27)	324

Net Cash provided by Operating Activities	18,466	6,513	12,504

Investing Activities
Available-for-sale securities:
Proceeds from sales	119,490	—	—
Proceeds from maturities and calls	37,712	6,266	35,659
Purchases	(90,746)	(10,464)	(29,858)
Held-to-maturity securities:
Proceeds from maturities and calls	7,562	4,407	12,812
Purchases	(1,730)	(2,192)	(871)
Net increase in loans held for investment	(41,520)	(48,411)	(128,634)
Proceeds from sales of loans	10,443	—	12,534
Purchases of premises and equipment	(6,293)	(5,614)	(3,799)
Net cash received (paid) in merger transactions	10,256	(447)	—
Purchases of SBIC investments	(1,050)	(250)	(150)
Net change in other investments	396	399	(18)

Net Cash Provided by (Used in) Investing Activities	44,520	(56,306)	(102,325)

Financing Activities
Net increase in deposits	16,435	69,118	61,619
Increase (decrease) in retail repurchase agreements	(1,735)	7,466	(998)
Increase (decrease) in Federal Home Loan Bank advances	(39,018)	(4,500)	16,000
Increase (decrease) in federal funds purchased	—	(8,175)	7,550
Increase in other borrowed funds	27,789	13,319	4,589
Proceeds from exercise of stock options	2,117	804	791
Tax benefit exercise of stock options	279	—	—
Common stock repurchased	—	(499)	(2,830)
Cash dividends paid	(5,392)	(3,370)	(3,515)

Net Cash Provided by Financing Activities	475	74,163	83,206

Net Increase (Decrease) in Cash and Cash Equivalents	63,461	24,370	(6,615)
Cash and Cash Equivalents at Beginning of Year	44,879	20,509	27,124

Cash and Cash Equivalents at End of Year	$108,340	$44,879	$20,509

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$44,844	$18,871	$12,344
Income taxes	5,836	5,334	1,172
Noncash transactions:
Foreclosed loans transferred to other real estate	3,393	1,004	1,872
Unrealized securities gains (losses), net of income taxes (benefit)	215	(972)	(481)
Initial application of SFAS No. 158, net of income tax benefit	(1,793)	—	—
Merger acquisition of subsidiary company:
Fair value of assets acquired	728,722	163,668	—
Fair value of common stock issued	98,123	14,507	—
Cash paid	27,717	8,201	—

Liabilities assumed	602,882	140,960	—

See accompanying notes to consolidated financial statements.

FNB UNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations/Consolidation

FNB United Corp. (“FNB United”), formerly known as FNB Corp., is a bank holding company whose wholly owned subsidiaries are the First National Bank and Trust Company (“First National Bank”) and Dover Mortgage Company (“Dover”). First National Bank has two wholly owned subsidiaries, First National Investor Services, Inc. and Premier Investment Services, Inc. Through its subsidiaries, FNB United offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers. First National Bank has offices in Alamance, Alexander, Ashe, Catawba, Chatham, Gaston, Guilford, Iredell, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes counties in North Carolina. Dover Mortgage Company operates mortgage production offices in North Carolina at Charlotte, Carolina Beach, Goldsboro, Greenville, Lake Norman, Leland, Raleigh, Wilmington and Wrightsville Beach.

The consolidated financial statements include the accounts of FNB United and its subsidiaries (collectively the “Corporation”). All significant intercompany balances and transactions have been eliminated.

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

Certain amounts for prior years have been reclassified to conform to the financial statement presentation for 2006. These reclassifications had no effect on net income or shareholders’ equity as previously reported.

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

FNB UNITED CORP. AND SUBSIDIARIES

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment”, which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award (presumptively the vesting period). SFAS No. 123R sets accounting requirements for “share-based” compensation to employees, including employee-stock purchase plans (“ESPPs”). Awards to most nonemployee directors will be accounted for as employee awards. This Statement was to be effective for public companies that do not file as small business issuers as of the beginning of interim or annual reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued Release No. 2005-57, which defers the effective date of SFAS No. 123R for many registrants. Registrants that do not file as small business issuers must adopt SFAS No. 123R as of the beginning of their first annual period beginning after June 15, 2005. The Corporation adopted the provisions of SFAS No. 123R on January 1, 2006 as discussed below in Notes 1 and 16.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), ““Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)”. SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement by SFAS No. 158 to recognize the funded status of a benefit plan and the disclosure requirements of SFAS No. 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of

FNB UNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Effective December 31, 2006, the Corporation adopted the provisions of SFAS NO. 158 that require recognition of the funded status of a benefit plan and related disclosures. The Corporation is currently evaluating the remaining requirements of SFAS No. 158 to determine the potential impact, if any, on its consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements”. SAB No. 108 addresses the diversity in practice by registrants when quantifying the effect of an error on the financial statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements and is effective for annual periods ending after November 15, 2006. The Corporation adopted the provisions of SAB No. 108 effective December 31, 2006 with no effect on its consolidated financial statements.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include the balance sheet captions: cash and due from banks, interest-bearing bank balances and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

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

FNB UNITED CORP. AND SUBSIDIARIES

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

The Corporation accounts for loans acquired in a transfer that are subject to the scope of American Institute of Certified Public Accountants (AICPA) Statement of Position 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer” (“SOP 03-3”) at fair value, which is the net present value of all cash flows expected to be collected over the life of the loan. These cash flows are determined on the date of transfer. At December 31, 2006, the principal balance of and net investment in these loans was immaterial. At December 31, 2005, there were no loans subject to SOP 03-3.

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

In addition, various regulatory agencies, as an integral part of their examination process, periodically review First National Bank’s allowance for loan losses. Such agencies may require First National Bank to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examinations.

FNB UNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Other Real Estate

Other real estate, which is included in other assets on the consolidated balance sheet, represents properties acquired through foreclosure or deed in lieu thereof. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the property is classified as held for sale when the sale is probable and expected to occur within one year. The property is initially carried at fair value based on recent appraisals, less estimated costs to sell. Declines in the fair value of properties included in other real estate below carrying value are recognized by a charge to income.

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

FNB UNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Mortgage Servicing Rights (MSRs)

The rights to service mortgage loans for others are included in other assets on the consolidated balance sheet. MSRs are capitalized based on the allocated cost which is determined when the underlying loans are sold. MSRs are amortized using the interest method over the expected life of the underlying loan as an adjustment of servicing income. Impairment reviews of MSRs are performed on a quarterly basis.

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

Comprehensive Income

Comprehensive income is defined as the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources and, accordingly, includes both net income and amounts referred to as other comprehensive income. The items of other comprehensive income are included in the consolidated statement of shareholders’ equity and comprehensive income. The accumulated balance of other comprehensive income is included in the shareholders’ equity section of the consolidated balance sheet. The Corporation’s components of accumulated other comprehensive income at December 31, 2006 include unrealized gains (losses) on investment securities classified as available-for-sale and the adjustment to initially apply SFAS No. 158.

Information concerning the income tax effects applicable to the components of other comprehensive income included in the consolidated statements of shareholders’ equity and comprehensive income and the components of accumulated other comprehensive income included in the shareholders’ equity section of the consolidated balance sheets is as follows:

	2006	2005	2004
	(in thousands)
Income tax expense (benefit) related to unrealized securities gains (losses):
Arising during the period	$(81)	$(607)	$(302)
Reclassification adjustment for net realized losses	220	—	—

Total	$139	$(607)	$(302)

Accumulated other comprehensive income (loss):
Unrealized securities gains	$351	$136	$1,108
Application of SFAS No. 158	(1,793)	—	—

Total	$(1,442)	$136	$1,108

FNB UNITED CORP. AND SUBSIDIARIES

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

In conjunction with the modified freeze of the pension plan, the postretirement medical and life insurance plan was also amended. Effective December 31, 2006, no new employees are eligible to enter the plan. Participants who are at least age 40, have earned 10 years of vesting service as an employee of the Corporation and remain an active employee as of December 31, 2006 will qualify for a grandfathering provision. Under the grandfathering provision, the participant will continue to accrue benefits under the plan through December 31, 2011.

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

FNB UNITED CORP. AND SUBSIDIARIES

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

The effect (increase/(decrease)) of the adoption of SFAS No. 123R for the year ended December 31, 2006 is as follows (in thousands, except per share data):

Income before income taxes	$(510)
Net income	(483)
Cash flow from operating activities	(279)
Cash flow provided by financing activities	279

Net income per share:
Basic	(.05)
Diluted	(.05)

The following illustrates the effect on net income available to common stockholders if the Corporation had applied the fair value recognition provisions of SFAS No. 123 to the results for the years ended December 31, 2005 and 2004:

	2005	2004
	(in thousands, except per share data)
Net income, as reported	$9,937	$6,598
Add: Stock-based employee compensation expense included in reported net income, net of related income tax effects	—	—
Less: Stock-based compensation determined under fair value based method of all awards, net of related income taxes	387	340

Net income, pro forma	$9,550	$6,258

Net income per share:
Basic:
As reported	$1.73	$1.17
Pro forma	1.67	1.11
Diluted:
As reported	1.69	1.13
Pro forma	1.63	1.07

Derivatives and Financial Instruments

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended by SFAS Nos. 137, 138, 149 and 155, establishes accounting and reporting standards for derivative and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet, and measure those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

FNB UNITED CORP. AND SUBSIDIARIES

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

For the twelve months ended December 31, 2006 and 2005, the interest rate swap resulted in a net increase of $125,000 and a net reduction of $1,000, respectively, in the interest expense that would otherwise have been reported for the FHLB advance. The fair value of the swap at December 31, 2006 was recorded on the consolidated balance sheet as a liability in the amount of $244,000, offset by a valuation adjustment in the same amount to the FHLB advance.

The Corporation has also identified the following derivative instruments which were recorded on the consolidated balance sheet at December 31, 2006: commitments to originate residential mortgage loans and forward sales commitments.

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

NOTE 2—MERGER INFORMATION

United Financial, Inc.

On November 4, 2005, the Corporation completed a merger for the acquisition of United Financial, Inc. (“United”), holding company for Alamance Bank, headquartered in Graham, North Carolina. At the date of merger, Alamance Bank operated three offices and, based on estimated fair values, had $163.7 million in total assets, $95.2 million in net loans and $113.0 million in deposits. On February 1, 2006, Alamance Bank was merged into First National Bank.

Pursuant to the terms of the merger, each share of United common stock was converted, at the election of the shareholder, into either: (1) $14.25 in cash, (2) 0.6828 shares of FNB Corp. common stock, or (3) $4.99 in cash and 0.4438 shares of FNB Corp. common stock, the overall conversion of stock being limited to 65% of United shares. The aggregate purchase price, as adjusted by a reduction of $0.2 million during the one-year period following the date of merger, was $22.5 million, consisting of $8.2 million of cash payments and 728,625 shares of FNB Corp. common stock valued at $14.3 million.

The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of United were recorded based on estimated fair values

FNB UNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—MERGER INFORMATION—(Continued)

as of November 4, 2005, with the estimate of goodwill being subject to possible adjustment during the one-year period from that date. The adjustments recorded during that one-year period, including the purchase price adjustment noted above, resulted in a net $264,000 reduction in the amount initially recorded for goodwill. The consolidated financial statements include the results of operations of United since November 4, 2005.

The estimated fair values of the assets acquired and liabilities assumed at the date of merger on November 4, 2005, and the subsequent adjustments during the one year period from that date, are as follows:

	Initial Amounts	Subsequent Adjustments	Adjusted Amounts
	(in thousands)
Assets
Cash and cash equivalents	$7,754	$—	$7,754
Investment securities, available for sale	34,712	—	34,712
Loans, net	95,219	—	95,219
Premises and equipment	4,139	—	4,139
Goodwill	15,022	(264)	14,758
Core deposit intangible	1,290	—	1,290
Other assets	5,532	60	5,592
Deposits	(112,961)	—	(112,961)
Borrowings	(24,420)	—	(24,420)
Other liabilities	(4,083)	(8)	(4,091)

Net assets acquired	22,204	(212)	21,992
Transaction costs	504	—	504

Total purchase price	$22,708	$(212)	$22,496

The core deposit intangible will be amortized on the straight-line basis over a ten-year life. The amortization method and valuation of the core deposit intangible are based upon a historical study of the deposits acquired. Goodwill will not be amortized but will be tested for impairment in accordance with SFAS No. 142. None of the goodwill is expected to be deductible for income tax purposes. Premiums and discounts that resulted from recording the United assets and liabilities at their respective fair values are being amortized using methods that approximate an effective yield over the life of the assets and liabilities. The net amortization of premiums and discounts related to this merger increased income before income taxes by $499,000 in 2006 and $88,000 in 2005.

Integrity Financial Corporation

On April 28, 2006, the Corporation completed a merger for the acquisition of Integrity Financial Corporation (“Integrity”), headquartered in Hickory, North Carolina and the holding company for First Gaston Bank of North Carolina, including its divisions Catawba Valley Bank and Northwestern Bank. At the date of the merger, First Gaston Bank operated seventeen offices and, based on estimated fair values, had approximately $728.7 million in total assets, $475.3 million in net loans and $563.3 million in deposits. On August 1, 2006, First Gaston Bank was merged into First National Bank. The primary reasons for the merger were as follows:

•

To create a banking organization, approximately two-thirds larger in total assets than FNB United prior to the merger, that could offer an expanded array of services including the ability to provide larger loans and professional wealth management services in a community banking setting;

•

To expand the footprint of the company from ten central-North Carolina counties to seventeen counties with forty-two community offices, stretching from the Central and Southern Piedmont to the Foothills

FNB UNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—MERGER INFORMATION—(Continued)

and Mountains of Western North Carolina, including areas of the state which possessed faster income and population growth characteristics than many existing FNB United franchise areas; and

•	To create shareholder value based upon the opportunities set out above.

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

The estimated fair values of the assets acquired and liabilities assumed at the date of merger on April 28, 2006, and the subsequent adjustments from that date through December 31, 2006, are as follows:

	Initial Amounts	Subsequent Adjustments	Adjusted Amounts
	(in thousands)
Assets
Cash and cash equivalents	$37,973	$—	$37,973
Investment securities, available for sale	84,373	—	84,373
Loans, net	475,281	—	475,281
Premises and equipment	17,786	193	17,979
Goodwill	81,537	(81)	81,456
Core deposit intangible	6,656	—	6,656
Other assets	25,050	(46)	25,004
Deposits	(563,311)	—	(563,311)
Borrowings	(32,237)	—	(32,237)
Other liabilities	(7,268)	(66)	(7,334)

Net assets acquired	125,840	—	125,840
Transaction costs	1,344	—	1,344

Total purchase price	$127,184	$—	$127,184

The core deposit intangible will be amortized on the straight-line basis over a ten-year life. The amortization method and valuation of the core deposit intangible are based upon a historical study of the deposits acquired. Goodwill will not be amortized but will be tested for impairment in accordance with SFAS No. 142. None of the goodwill is expected to be deductible for income tax purposes. Premiums and discounts that resulted from recording the Integrity assets and liabilities at their respective fair values are being amortized using methods that approximate an effective yield over the life of the assets and liabilities. The net amortization of premiums and discounts related to this merger increased income before income taxes by $1,522,000 in 2006.

The following pro forma financial information presents the combined results of operations of FNB United and Integrity as if the merger had occurred as of the beginning of the year for the years ended December 31, 2006 and 2005, after giving effect to certain adjustments, including amortization of the core deposit intangible and

FNB UNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—MERGER INFORMATION—(Continued)

related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had FNB United and Integrity constituted a single entity during these years.

	2006	2005
	(in thousands, except per share data)
Net interest income	$64,788	$58,400
Noninterest income	20,780	19,748
Net income	13,655	15,730

Net income per common share:
Basic	1.23	1.51
Diluted	1.21	1.47

NOTE 3—INTANGIBLE ASSETS

Business Combinations

For intangible assets related to business combinations, the following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the carrying amount of unamortized intangible assets:

	December 31,
	2006	2005
	(in thousands)
Amortized intangible assets:
Core deposit premium related to whole bank acquisitions:
Carrying amount	$8,202	$1,546
Accumulated amortization	824	220

Net core deposit premium	$7,378	$1,326

Unamortized intangible assets:
Goodwill	$110,956	$31,381

Amortization of intangibles totaled $604,000 for core deposit premiums in 2006, $66,000 in 2005 and $55,000 in 2006. The estimated amortization expense for core deposit premiums for each year ending December 31 from 2006 through 2011 is as follows: $814,000 in 2007, $802,000 in 2008, $795,000 in 2009, $795,000 in 2010 and $795,000 in 2011.

The changes in the carrying amount of goodwill in 2006 were as follows:

Balance, December 31, 2005	$31,381
Acquisition of Integrity Financial Corporation in 2006	81,456
Adjustment of estimated fair values of assets and liabilities of United Financial, Inc., acquired in 2005	(264)
Payment of additional cash consideration to shareholders of Dover Mortgage Company, acquired in 2003, per terms of merger agreement	8
Recognition of goodwill impairment charge for Dover Mortgage Company	(1,625)

Balance December 31, 2006	$110,956

FNB UNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—INTANGIBLE ASSETS—(Continued)

The 2006 review for potential impairment of goodwill indicated on a preliminary basis that the goodwill related to the separate FNB United subsidiary of Dover Mortgage Company might be impaired. Further testing of Dover goodwill by an outside consulting company resulted in the determination that there was an impairment loss of approximately $1.6 million.

Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balance of mortgage loans serviced for others amounted to $231.7 million, $202.3 million and $180.2 million at December 31, 2006, 2005 and 2004, respectively.

The following is an analysis of mortgage servicing rights included in other assets on the consolidated balance sheet:

	Years Ended December 31
	2006	2005	2004
	(in thousands)
Balance at beginning of year	$2,409	$2,006	$1,628
Servicing rights capitalized	701	754	681
Amortization expense	(387)	(351)	(303)
Change in valuation allowance	(250)	—	—

Balance at end of year	$2,473	$2,409	$2,006

The estimated amortization expense for mortgage servicing rights for the years ending December 31 is as follows: $420,000 in 2007, $420,000 in 2008, $420,000 in 2009, $420,000 in 2010, $420,000 in 2011, and $373,000 in 2012. The estimated amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

FNB UNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—INVESTMENT SECURITIES

Summaries of the amortized cost and estimated fair value of investment securities and the related gross unrealized gains and losses are presented below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available For Sale
December 31, 2006
U.S. Government agencies and corporations	$74,342	$112	$33	$74,421
Mortgage-backed securities	751	8	—	759
State, county and municipal	36,240	541	67	36,714
Other debt securities	5,000	—	—	5,000
Equity securities	12,034	17	—	12,051

Total	$128,367	$678	$100	$128,945

December 31, 2005
U.S. Government agencies and corporations	$43,340	$33	$627	$42,746
Mortgage-backed securities	28,903	38	313	28,628
State, county and municipal	26,384	550	47	26,887
Other debt securities	5,126	606	28	5,704
Equity securities	6,940	13	—	6,953

Total	$110,693	$1,240	$1,015	$110,918

Held to Maturity
December 31, 2006
U.S. Government agencies and corporations	$16,610	$—	$458	$16,152
Mortgage-backed securities	4,517	22	67	4,472
State, county and municipal	20,743	74	545	20,272
Other debt securities	1,000	—	31	969

Total	$42,870	$96	$1,101	$41,865

December 31, 2005
U.S. Government agencies and corporations	$20,737	$—	$618	$20,119
Mortgage-backed securities	3,190	—	74	3,116
State, county and municipal	22,961	32	691	22,302
Other debt securities	2,000	—	29	1,971

Total	$48,888	$32	$1,412	$47,508

FNB UNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—INVESTMENT SECURITIES—(Continued)

The amortized cost and estimated fair value of investment securities at December 31, 2006, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to prepay obligations with or without prepayment penalties.

	Available For Sale		Held To Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$21,884	$21,912	$6,606	$6,540
Due after one year through five years	62,973	63,102	18,554	17,916
Due after five years through ten years	15,487	15,836	8,419	8,246
Due after ten years	15,238	15,285	4,774	4,691

Total	115,582	116,135	38,353	37,393
Mortgage-backed securities	751	759	4,517	4,472
Equity securities	12,034	12,051	—	—

Total investment securities	$128,367	$128,945	$42,870	$41,865

Debt securities with an estimated fair value of $59.4 million at December 31, 2006 and $67.2 million at December 31, 2005 were pledged to secure public funds and trust funds on deposit. Debt securities with an estimated fair value of $31.0 million at December 31, 2006 and $29.1 million at December 31, 2005 were pledged to secure retail repurchase agreements. There were no debt securities pledged to secure advances from the Federal Home Loan Bank at December 31, 2006 and debt securities pledged with an estimated fair value of $24.6 million at December 31, 2005. Debt securities with an estimated fair value of and $3.8 million at December 31, 2006 and $8.1 million at December 31, 2005 were pledged for other purposes.

Gross gains and losses recognized on the sale of securities are summarized as follows:

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Gains on sales of investment securities available for sale	$839	$—	$—
Losses on sales of investment securities available for sale	(1,398)	—	—

Total securities gains (losses)	$(559)	$—	$—

First National Bank, as a member of the Federal Home Loan Bank (the “FHLB”) of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon the balances of total assets and FHLB advances. FHLB capital stock is pledged to secure FHLB advances. This investment is carried at cost since no ready market exists for FHLB stock and there is no quoted market value. However, redemption of this stock has historically been at par value. At December 31, 2006 and 2005, First National Bank owned a total of $6.6 million and $6.0 million, respectively, of FHLB stock. Due to the redemption provisions of FHLB stock, the Corporation estimated that fair value was equal to cost and that this investment was not impaired at December 31, 2006.

First National Bank, as a member bank of the Federal Reserve Bank (the “FRB”) of Richmond, is required to own capital stock of the FRB of Richmond based upon a percentage of First National Bank’s common stock and surplus. This investment is carried at cost since no ready market exists for FRB stock and there is no quoted

FNB UNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—INVESTMENT SECURITIES—(Continued)

market value. At December 31, 2006 and 2005, First National Bank owned a total of $5.2 million and $1.0 million, respectively of FRB stock. Due to the nature of this investment in an entity of the U. S. Government, the Corporation estimated that fair value was equal to cost and that this investment was not impaired at December 31, 2006.

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2006
Available For Sale
U.S. Government agencies and corporations	$27,459	$28	$1,273	$5	$28,732	$33
State, county and municipal	1,550	10	5,525	57	7,075	67

Total	$29,009	$38	$6,798	$62	$35,807	$100

Held to Maturity
U.S. Government agencies and corporations	$—	$—	$16,152	$458	$16,152	$458
Mortgage-backed securities	—	—	2,884	67	2,884	67
State, county and municipal	—	—	14,215	545	14,215	545
Other debt securities	—	—	969	31	969	31

Total	$—	$—	$34,220	$1,101	$34,220	$1,101

December 31, 2005
Available For Sale
U.S. Government agencies and corporations	$16,237	$226	$17,820	$412	$34,057	$638
Mortgage-backed securities	20,841	260	1,225	42	22,066	302
State, county and municipal	5,419	47	—	—	5,419	47
Other debt securities	—	—	972	28	972	28

Total	$42,497	$533	$20,017	$482	$62,514	$1,015

Held to Maturity
U.S. Government agencies and corporations	$459	$8	$19,660	$610	$20,119	$618
Mortgage-backed securities	2,686	57	430	17	3,116	74
State, county and municipal	6,349	81	12,706	610	19,055	691
Other debt securities	976	24	995	5	1,971	29

Total	$10,470	$170	$33,791	$1,242	$44,261	$1,412

FNB UNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—INVESTMENT SECURITIES—(Continued)

Information concerning the status of investment securities with unrealized losses at December 31, 2006 is as follows:

Debt securities other than mortgage-backed securities.    97 debt securities other than mortgage-backed securities had unrealized losses with aggregate depreciation of 1.7% from the amortized cost basis. The unrealized losses were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment, adjusted for call premiums if appropriate. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Corporation has the ability and intent to hold these investments until maturity or a market price recovery, these investments are not considered other-than-temporarily impaired.

Mortgage-backed securities. 20 mortgage-backed securities had unrealized losses with aggregate depreciation of 2.3% from the amortized cost basis. The unrealized losses were caused by interest rate increases. These securities were issued by reputable organizations and, for certain of these securities, the contractual cash flows are guaranteed by U.S Government agencies and corporations. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Corporation has the ability and intent to hold these investments until maturity or a market price recovery, these investments are not considered other-than-temporarily impaired.

NOTE 5—LOANS

Major classifications of loans are as follows:

	December 31
	2006	2005
	(in thousands)
Commercial and agricultural	$315,184	$176,286
Real estate—construction	278,124	142,096
Real estate—mortgage:
1-4 family residential	319,182	231,071
Commercial and other	350,261	221,457
Consumer	39,089	24,141

Loans held for investment	1,301,840	795,051
Loans held for sale	20,862	17,615

Gross loans	$1,322,702	$812,666

Loans as presented are reduced by net deferred loan fees of $1.8 million and $0.9 million at December 31, 2006 and 2005, respectively. Accruing loans past due 90 days or more amounted to $2.9 million at December 31, 2006 and $648,000 at December 31, 2005. Nonaccrual loans amounted to $8.3 million at December 31, 2006 and $5.4 million at December 31, 2005. Interest income that would have been recorded on nonaccrual loans for the years ended December 31, 2006, 2005 and 2004, had they performed in accordance with their original terms, amounted to approximately $1,174,000, $588,000 and $355,000, respectively. Interest income on all such loans included in the results of operations amounted to approximately $618,000 in 2006, $307,000 in 2005 and $216,000 in 2004.

At December 31, 2006, the Corporation had impaired loans which totaled $9.3 million. Of the $9.3 million, $1.6 million had an allowance for loan losses of $388,000 and $7.7 million had no allowance for loan losses. At

FNB UNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—LOANS—(Continued)

December 31, 2005, the Corporation had impaired loans which totaled $6.0 million, all of which had an allowance for loan losses which amounted to $1.1 million. The average carrying value of impaired loans was $7.7 million in 2006 and $5.6 million in 2005. Interest income recognized on impaired loans amounted to approximately $650,000 in 2006, $397,000 in 2005 and $334,000 in 2004.

Loans with outstanding balances of $3.4 million in 2006 and $1.0 million in 2005 were transferred from loans to other real estate acquired through foreclosure. Other real estate acquired through loan foreclosures amounted to $3.4 million at December 31, 2006 and $0.9 million at December 31, 2005 and is included in other assets on the consolidated balance sheet.

Loans held for investment are primarily made in the region of North Carolina that includes Alamance, Alexander, Ashe, Catawba, Chatham, Gaston, Guilford, Iredell, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes counties. The real estate loan portfolio can be affected by the condition of the local real estate markets.

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

	2006	2005
	(in thousands)
Balance at beginning of year	$8,933	$2,137
New loans	45,205	29,231
Repayments	(32,795)	(22,435)

Balance at end of year	$21,343	$8,933

NOTE 6—ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

	Years Ended December 31
	2006	2005	2004
	(in thousands)
Balance at beginning of year	$9,945	$7,293	$6,172
Provision for losses charged to operations	2,526	2,842	4,030
Loans charged off	(4,630)	(2,616)	(3,267)
Recoveries on loans previously charged off	2,745	1,021	403
Acquired in purchase transactions	6,038	1,405	—
Allowance adjustment for loans sold	(4)	—	(45)

Balance at end of year	$16,620	$9,945	$7,293

FNB UNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31
	2006	2005
	(in thousands)
Land	$12,240	$5,864
Buildings and improvements	29,306	17,822
Furniture and equipment	21,338	16,654
Leasehold improvements	1,612	969

Total	64,496	41,309
Less accumulated depreciation and amortization	18,805	16,639

Premises and equipment, net	$45,691	$24,670

NOTE 8—INCOME TAXES

Income taxes as reported in the consolidated income statement included the following expense (benefit) components:

	2006	2005	2004
	(in thousands)
Current:
Federal	$4,618	$4,510	$2,046
State	922	826	290

Total	5,540	5,336	2,336

Deferred:
Federal	1,430	(429)	2
State	305	(73)	(14)

Total	1,735	(502)	(12)

Total income taxes	$7,275	$4,834	$2,324

A reconciliation of income tax expense computed at the statutory Federal income tax rate to actual income tax expense is presented below:

	2006	2005	2004
	(in thousands)
Amount of tax computed using Federal statutory tax rate of 35% in 2006 and 2005 and 34% in 2004	$6,812	$5,170	$3,033
Increases (decreases) resulting from effects of:
Non-taxable income	(1,099)	(783)	(811)
State income taxes, net of federal benefit	798	489	183
Other	764	(42)	(81)

Total	$7,275	$4,834	$2,324

FNB UNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—INCOME TAXES—(Continued)

The components of deferred tax assets and liabilities and the tax effect of each are as follows:

	December 31
	2006	2005
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$6,394	$3,712
Compensation and benefit plans	2,460	2,114
Fair value basis of loans	2,469	517
Contract termination costs	464	—
Pension and other post retirement benefits	603	—
Other	257	88

Gross deferred tax assets	12,647	6,431

Deferred tax liabilities:
Core deposit intangible	2,904	—
Mortgage servicing rights	977	951
Prepaid pension cost	—	925
Depreciable basis of premises and equipment	1,232	724
Net deferred loan fees and costs	427	231
Net unrealized securities gains	227	89
Other	481	303

Gross deferred tax liabilities	6,248	3,223

Net deferred tax asset	$6,399	$3,208

Changes in net deferred tax asset were as follows:

	2006	2005
	(in thousands)
Balance at beginning of year	$3,208	$563
Purchase accounting acquisition:
Integrity Financial Corporation	3,896	1,536
Income tax effect from change in unrealized losses (gains) on available-for-sale securities	(139)	607
Adoption of SFAS No. 158	1,169	—
Deferred income tax benefit (expense) on continuing operations	(1,735)	502

Balance at end of year	$6,399	$3,208

Under accounting principles generally accepted in the United States of America, the Corporation is not required to provide a deferred tax liability for the tax effect of additions to the tax bad debt reserve through 1987, the base year. Retained earnings at December 31, 2006 includes approximately $2.7 million for which no provision for federal income tax has been made. These amounts represent allocations of income to bad debt deductions for tax purposes only. Reductions of such amounts for purposes other than bad debt losses could create income for tax purposes in certain remote instances, which would then be subject to the then current corporate income tax rate.

FNB UNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—TIME DEPOSITS

The scheduled maturities of time deposits at December 31, 2006 are as follows (in thousands):

Years ending December 31
2007	$713,711
2008	65,366
2009	9,807
2010	6,342
2011	2,693
2012 and later years	801

Total time deposits	$798,720

Interest expense on time deposits of $100,000 or more amounted to $14.1 million in 2006, $6.1 million in 2005 and $3.0 million in 2004.

NOTE 10—BORROWED FUNDS

Retail Repurchase Agreements and Federal Funds Purchased

Funds are borrowed on an overnight basis through retail repurchase agreements with bank customers and federal funds purchased from other financial institutions. Retail repurchase agreement borrowings are collateralized by securities of the U.S. Treasury and U.S. Government agencies and corporations.

Information concerning retail repurchase agreements and federal funds purchased is as follows:

	2006		2005		2004
	Retail Repurchase Agreements	Federal Funds Purchased	Retail Repurchase Agreements	Federal Funds Purchased	Retail Repurchase Agreements	Federal Funds Purchased
	(dollars in thousands)
Balance at December 31	$23,161	$—	$21,338	$—	$13,818	$8,175
Average balance during the year	21,134	696	17,770	342	15,890	4,181
Maximum month-end balance	27,786	20,000	21,338	2,625	15,913	11,425
Weighted average interest rate:
At December 31	4.67%	—%	3.68%	—%	1.90%	2.57%
During the year	4.37	5.71	2.83	2.53	0.99	1.70

Federal Home Loan Bank (FHLB) Advances

First National Bank had a $235.7 million line of credit with the FHLB at December 31, 2006, secured by blanket collateral agreements on qualifying mortgage loans and, as required, by other qualifying collateral. At December 31, 2006, FHLB advances under these lines amounted to $65.8 million and were at interest rates ranging from 2.88% to 6.15%. At December 31, 2005, FHLB advances amounted to $86.2 million and were at interest rates ranging from 2.16% to 5.92%.

FNB UNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—BORROWED FUNDS—(Continued)

At December 31, 2006, the scheduled maturities of FHLB advances, certain of which are callable at the option of the FHLB before scheduled maturity, are as follows (in thousands):

Years ending December 31
2007	$3,750
2008	1,500
2009	13,500
2010	9,000
2011	—
2012 and later years	38,075

Total FHLB Advances	$65,825

First National Bank has obtained irrevocable letters of credit from the FHLB amounting to $81.0 million at December 31, 2006. These letters of credit, which expire in 2014, 2015 and 2016, were issued in favor of the State of North Carolina to secure public funds on deposit.

Junior Subordinated Deferrable Interest Debentures

FNB United Corp. has Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debentures”) outstanding. Two issues of Junior Subordinated Debentures resulted from funds invested from the sale of trust preferred securities by FNB United Statutory Trust I (“FNB Trust I”) and by FNB United Statutory Trust II (“FNB Trust II”), which are owned by FNB United Corp. Two additional issues of Junior Subordinated Debentures were acquired on April 28, 2006 as a result of the merger with Integrity Financial Corporation. These acquired issues resulted from funds invested from the sale of trust preferred securities by Catawba Valley Capital Trust I (“Catawba Trust I”) and by Catawba Valley Capital Trust II (“Catawba Trust II”), which are now owned by FNB United Corp.

FNB Corp. fully and unconditionally guarantees the preferred securities issued by each trust through the combined operation of the debentures and other related documents. Obligations under these guarantees are unsecured and subordinate to senior and subordinated indebtedness of the Corporation. The preferred securities qualify as Tier 1 and Tier 2 capital for regulatory capital purposes.

Information concerning the Junior Subordinated Debentures at December 31, 2006 and 2005 is as follows:

Issuer	Stated Maturity Date	Commencement of Early Redemption Period	Carrying Amount (in thousands)		Interest Rate

			12/31/2006	12/31/2005
FNB Trust I	12/15/2035	12/15/2010	$20,619	$20,619	3 month LIBOR + 1.37% 6.73% at 12/31/06
FNB Trust II	6/30/2036	6/30/2011	30,928	—	3 month LIBOR + 1.32% 6.68% at 12/31/06
Catawba Trust I	12/30/2032	12/30/2007	5,152	—	3 month LIBOR + 3.35% 8.71% at 12/31/06
Catawba Trust II	12/30/2032	12/30/2007	5,047	—	6.85% fixed rate

Total Junior Subordinated Debentures			$61,746	$20,619

FNB UNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—BORROWED FUNDS—(Continued)

Other Borrowed Funds

Dover mortgage Company has a line of credit totaling $20.0 million with an external financial institution, secured by a blanket collateral agreement on the mortgage loans and certain other assets of Dover and separately guaranteed by FNB United Corp. Interest is payable on a variable rate basis and the line of credit is subject to annual renewal. At December 31, 2006, the balance outstanding on the line of credit was $16.3 million at a current interest rate of 6.99%. At December 31, 2005, the balance outstanding on the line of credit was $15.9 million at a current interest rate of 6.15%.

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

In September 2006, the Board of Directors of the Corporation approved a modified freeze to the pension plan. Effective December 31, 2006, no new employees are eligible to enter the plan. Participants who are at least age 40, have earned 10 years of vesting service as an employee of the the Corporation and remain an active employee as of December 31, 2006 will qualify for a grandfathering provision. Under the grandfathering provision, the participant will continue to accrue benefits under the plan through December 31, 2011. Additionally, the plan’s definition of final average compensation will be improved from a 10-year averaging period to a 5-year averaging period as of January 1, 2007. All other eligible participants in the plan will have their retirement benefit frozen as of December 31, 2006.

FNB UNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—EMPLOYEE BENEFIT PLANS—(Continued)

The following table sets forth the plan’s change in benefit obligation, plan assets and the funded status of the pension plan, using a December 31 measurement date, and amounts recognized in the consolidated statements as of December 31:

	2006	2005
	(dollars in thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$11,548	$10,202
Service cost	835	614
Interest cost	656	604
Net actuarial loss	238	525
Benefits paid	(414)	(397)
Curtailment	(1,916)	—

Benefit obligation at end of year	$10,947	$11,548

Change in Plan Assets:
Fair value of plan assets at beginning of year	$10,142	$9,384
Actual return on plan assets	909	625
Employer contributions	—	530
Benefits paid	(414)	(397)
Other	—	—

Fair value of plan assets at December 31	$10,637	$10,142

Funded Status at End of Year	$(310)	$(1,406)
Unrecognized net actuarial loss	—	3,621
Unrecognized prior service cost	—	129

(Accrued) prepaid pension cost at December 31	$(310)	$2,344

Amounts Recognized in the Consolidated Statements of Condition:
Other Assets	$—	$2,344
Other Liabilities	(310)	—

	(310)	2,344

Amounts Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$1,049	$—
Prior service credit	7	—

Net amount recognized	$1,056	$—

Weighted-Average Allocation of Plan Assets at End of Year:
Equity securities	68%	66%
Debt securities	30%	29%
Cash and cash equivalents	1%	5%

Total	100%	100%

Weighted-Average Plan Assumptions at End of Year:
Discount rate	6.00%	5.75%
Expected long-term rate of return on plan assets	9.00	9.00
Rate of increase in compensation levels	6.00	6.00

FNB UNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—EMPLOYEE BENEFIT PLANS—(Continued)

The expected long-term rate of return on plan assets considers the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based exclusively on historical returns, without adjustments.

Net periodic pension cost included the following components:

	2006	2005	2004
	(dollars in thousands)
Service cost	$835	$614	$567
Interest cost	656	604	576
Expected return on plan assets	(897)	(851)	(658)
Amortization of prior service cost	23	29	110
Amortization of net actuarial (gain)/loss	198	130	158

Net periodic pension cost	815	526	753
Effect of curtailment	93	—	—

Total pension cost	$908	$526	$753

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next year are approximately $64,000 and $4,000 respectively.

The Corporation’s investment policies and strategies for the pension plan use a target allocation of 50% to 70% for equity securities and 30% to 50% for debt securities. The investment goals attempt to maximize returns while remaining within specific risk management policies. While the risk management policies permit investment in specific debt and equity securities, a significant percentage of total plan assets is maintained in mutual funds, approximately 63% at December 31, 2006, to assist in investment diversification. Generally the investments are readily marketable and can be sold to fund benefit payment obligations as they become payable.

The Corporation does not expect to contribute any funds to its pension plan in 2007.

The estimated benefit payments for each year ending December 31 from 2007 through 2011 are as follows: $399,000 in 2007, $466,000 in 2008, $545,000 in 2009, $571,000 in 2010 and $596,000 in 2011. The estimated benefit payments to be paid in the aggregate for the five year period from 2012 through 2016 are $3,670,000. The estimated benefit payments are based on the same assumptions used to measure the benefit obligation at December 31, 2006 and include estimated future employee service.

Supplemental Executive Retirement Plan

The Corporation has a noncontributory, nonqualified supplemental executive retirement plan (the “SERP”) covering certain executive employees. Annual benefits payable under the SERP are based on factors similar to those for the pension plan, with offsets related to amounts payable under the pension plan and social security benefits.

FNB UNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—EMPLOYEE BENEFIT PLANS—(Continued)

The following table sets forth the plan’s change in benefit obligation, plan assets and the funded status of the SERP plan, using a December 31 measurement date, and amounts recognized in the consolidated statements as of December 31:

	2006	2005
	(dollars in thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,594	$1,197
Service cost	105	86
Interest cost	99	83
Amendments to plan	363	—
Net actuarial loss	109	250
Benefits paid	(22)	(22)

Benefit obligation at end of year	$2,248	$1,594

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contributions	22	22
Benefits paid	(22)	(22)

Fair value of plan assets at end of year	$—	$—

Funded Status at December 31	$(2,248)	$(1,594)

Amounts Recognized in the Consolidated Statements of Condition:
Other Liabilities	$2,248	$1,594

Amounts Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$346	$—
Prior service credit	239	—

Net amount recognized	$585	$—

Weighted-Average Plan Assumption at End of Year:
Discount rate	6.00%	5.75%

	2006	2005	2004
	(dollars in thousands)
Components of Net Periodic SERP Cost:
Service cost	$105	$86	$63
Interest cost	99	83	68
Expected return on plan assets	—	—	—
Amortization of prior service cost	56	50	46
Amortization of net actuarial (gain)/loss	38	29	22

Net periodic SERP cost	298	248	199
Effect of special termination costs	174	—	—

Total SERP cost	$472	$248	$199

FNB UNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—EMPLOYEE BENEFIT PLANS—(Continued)

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next year are approximately $28,000 and $72,000 respectively.

The SERP is an unfunded plan. Consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.

The estimated benefit payments for each year ending December 31 from 2007 through 2011 are as follows: $39,000 in 2007, $72,000 in 2008, $72,000 in 2009, $71,000 in 2010 and $71,000 in 2011. The estimated benefit payments to be paid in the aggregate for the five year period from 2012 through 2016 are $542,000. The estimated benefit payments are based on the same assumptions used to measure the benefit obligation at December 31, 2006 and include estimated future employee service.

As a result of the merger with Integrity, the Bank assumed the obligations of a non-qualifying deferred compensation plan for the former president of Integrity. Under the plan provisions, benefit payments began in 2006 and are payable for 10 years. During 2006, provisions of $86,387 were expensed for future benefits to be provided under this plan. The total liability under this plan was $521,730 at December 31, 2006 and is included in other liabilities in the accompanying consolidated balance sheets. Payments amounting to $46,512 were made under the provisions of the plan.

Other Postretirement Defined Benefit Plans

The Corporation has postretirement medical and life insurance plans covering substantially all full-time employees who qualify as to age and length of service. The medical plan is contributory, with retiree contributions adjusted whenever medical insurance rates change. The life insurance plan is noncontributory.

In conjunction with the modified freeze of the pension plan, the postretirement medical and life insurance plan was also amended. Effective December 31, 2006, no new employees are eligible to enter the plan. Participants who are at least age 40, have earned 10 years of vesting service as an employee of the Corporation and remain an active employee as of December 31, 2006 will qualify for a grandfathering provision. Under the grandfathering provision, the participant will continue to accrue benefits under the plan through December 31, 2011.

FNB UNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—EMPLOYEE BENEFIT PLANS—(Continued)

The following table sets forth the plans’ change in benefit obligation, plan assets and the funded status of the postretirement plans, using a December 31 measurement date, and amounts recognized in the consolidated statements as of December 31:

	2006	2005
	(dollars in thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,531	$1,375
Service cost	67	66
Interest cost	82	80
Net actuarial (gain) loss	(110)	43
Plan participant contributions	81	76
Benefits paid	(87)	(109)
Curtailment	(307)	—

Benefit obligation at end of year	$1,257	$1,531

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contributions	6	33
Plan participant contributions	81	76
Benefits paid	(87)	(109)

Fair value of plan assets at end of year	$—	$—

Funded Status at December 31	$(1,257)	$(1,531)

Amounts Recognized in the Consolidated Statements of Condition:
Other Liabilities	$1,257	$1,531

Amounts Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$180	$—
Prior service credit	(28)	—

Net amount recognized	$152	$—

Weighted-Average Plan Assumption at End of Year:
Discount rate	6.00%	5.75%

Increasing or decreasing the assumed medical cost trend rate by one percentage point would not have a significant effect on either the postretirement benefit obligation at December 31, 2006 or the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2006.

FNB UNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—EMPLOYEE BENEFIT PLANS—(Continued)

Net periodic postretirement benefit cost included the following components:

	2006	2005	2004
	(dollars in thousands)
Service cost	$67	$66	$60
Interest cost	82	80	78
Expected return on plan assets	—	—
Amortization of prior service cost	(24)	10	10
Amortization of transition obligation	—	20	20
Amortization of net actuarial (gain)/loss	35	6	8

Net periodic SERP cost	160	182	176
Effect of curtailment	(212)	—	—

Total postretirement benefit cost	$(52)	$182	$176

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic postretirment benefit cost over the next year are approximately $17,000 and $5,000 respectively.

The postretirement medical and life insurance plans are unfunded plans. Consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.

The estimated benefit payments for each year ending December 31 from 2007 through 2011 are as follows: $68,000 in 2007, $69,000 in 2008, $74,000 in 2009, $73,000 in 2010 and $75,000 in 2010. The estimated benefit payments to be paid in the aggregate for the five year period from 2012 through 2016 are $423,000. The estimated benefit payments are based on the same assumptions used to measure the benefit obligation at December 31, 2006 and include estimated future employee service.

SFAS 158 amends several existing pronouncements that address employers’ accounting and reporting for defined benefit pension and other postretirement plans and represents the initial phase of a comprehensive project on employers’ accounting for these plans. SFAS 158 requires an employer to recognize the overfunded or underfunded status of defined benefit pension and other postretirement plans, measured solely as the difference between the fair value of plan assets and the benefit obligation, as an asset or liability on the balance sheet. Unrecognized actuarial gains and losses and unrecognized prior service costs, which have previously been recorded as part of the postretirement asset or liability, are to be included as a component of accumulated other comprehensive income. Actuarial gains and losses and prior service costs and credits that arise during a period will be included in other comprehensive income to the extent they are not included in net periodic pension cost (a component of salaries and employee benefits expense for the Corporation). The Corporation adopted SFAS 158 on its effective date of December 31, 2006. The following table summarizes the effect on retirement benefit-related amounts reported in the consolidated statements of condition.

FNB UNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—EMPLOYEE BENEFIT PLANS—(Continued)

	Before Adoption	Adjustments	After Adoption
Other Assets:
Prepaid pension cost	$1,435	$(1,435)	$—
Deferred tax asset	(566)	1,169	603
Other Liabilities:
Benefit liability	2,288	1,527	3,815
Shareholders’ Equity
Accumulated other comprehensive income	—	(1,793)	(1,793)

Matching Retirement/Savings Plan

The Corporation has a matching retirement/savings plan which permits eligible employees to make contributions to the plan up to a specified percentage of compensation as defined by the plan. A portion of the employee contributions are matched by the Corporation based on the plan formula. The matching contributions amounted to $642,000 in 2006, $379,000 in 2005 and $322,000 in 2004.

NOTE 12—LEASES

Future obligations at December 31, 2006 for minimum rentals under noncancellable operating lease commitments, primarily relating to premises, are as follows (in thousands):

Years ending December 31
2007	$1,225
2008	1,153
2009	1,035
2010	993
2011	831
2012 and later years	9,613

Total minimum lease payments	$14,850

Net rental expense for all operating leases amounted to $1,149,000 in 2006, $472,000 in 2005 and $359,000 in 2004.

The Corporation leases a two-story regional and branch office building in Salisbury, North Carolina from a director. The lease is for a 15-year term expiring in 2021 with annual rentals of approximately $296,000 per year. The lease may be extended for four consecutive five-year periods.

NOTE 13—SUPPLEMENTARY INCOME STATEMENT INFORMATION

Significant components of other expense were as follows:

	2006	2005	2004
	(in thousands)
Professional fees	$1,624	$742	$681
Stationery, printing and supplies	1,430	814	711
Advertising and marketing	1,144	903	809

FNB UNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—FNB CORP. (PARENT COMPANY) FINANCIAL DATA

The Parent Company’s principal asset is its investment in the subsidiary companies, and its principal source of income is dividends from those subsidiaries.

The Parent Company’s condensed balance sheets as of December 31, 2006 and 2005, and the related condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2006 are as follows:

Condensed Balance Sheets

	December 31
	2006	2005
	(in thousands)
Assets:
Cash	$596	$1,413
Investment in subsidiaries	264,302	121,130
Other assets	6,572	1,550

Total Assets	$271,470	$124,093

Liabilities and Shareholders’ Equity:
Accrued liabilities	$2,056	$1,159
Borrowed funds	61,746	20,619
Shareholders’ equity	207,668	102,315

Total liabilities and shareholders’ equity	$271,470	$124,093

Condensed Statements of Income

	Years Ended December 31
	2006	2005	2004
	(in thousands)
Income:
Dividends from subsidiaries	$5,930	$3,606	$4,140
Other income	100	6	—

Total income	6,030	3,612	4,140

Expenses:
Interest	3,393	632	352
Operating	304	99	125

Total expenses	3,697	731	477

Income before income taxes and equity in undistributed net income of subsidiaries	2,333	2,881	3,663
Income tax benefit	(1,259)	(254)	(162)

Income before equity in undistributed net income of subsidiaries	3,592	3,135	3,825
Equity in undistributed net income of subsidiaries	8,595	6,802	2,773

Net income	$12,187	$9,937	$6,598

FNB UNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—FNB CORP. (PARENT COMPANY) FINANCIAL DATA—(Continued)

Condensed Statements of Cash Flows

	Years Ended December 31
	2006	2005	2004
	(in thousands)
Operating Activities:
Net Income	$12,187	$9,937	$6,598
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(8,595)	(6,802)	(2,773)
Other, net	(2,290)	(211)	59

Net cash provided by operating activities	1,302	2,924	3,884

Investing Activities:
Net cash paid in merger acquisition of subsidiary company	(28,897)	(8,685)	—
Other, net	53	17	476

Net cash provided by (used in) investing activities	(28,844)	(8,668)	476

Financing activities:
Increase (decrease) in borrowed funds	30,000	8,307	1,793
Common stock issued	2,117	804	791
Common stock repurchased	—	(499)	(2,830)
Cash dividends paid	(5,392)	(3,370)	(3,515)

Net cash provided by (used in) financing activities	26,725	5,242	(3,761)

Net increase (decrease) in cash	(817)	(502)	599
Cash at beginning of year	1,413	1,915	1,316

Cash at end of year	$596	$1,413	$1,915

NOTE 15—CAPITAL ADEQUACY REQUIREMENTS

Certain regulatory requirements restrict the lending of funds by First National Bank to FNB United Corp. and the amount of dividends which can be paid to FNB United Corp. In 2007, the maximum amount of dividends First National Bank can pay to FNB United Corp., without the approval of the Comptroller of the Currency, is $16,685,000 plus an additional amount equal to the retained net income in 2007 up to the date of any dividend declaration.

First National Bank is required to maintain average reserve balances with the Federal Reserve Bank based on a percentage of deposits. For the reserve maintenance period in effect at December 31, 2006, the average daily reserve requirement was $3,897,000.

FNB United Corp. and First National Bank are required to comply with capital adequacy standards established by the Board of Governors of the Federal Reserve System. In addition, First National Bank is required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, there are minimum ratios of capital to risk-weighted assets. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements.

FNB UNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15—CAPITAL ADEQUACY REQUIREMENTS—(Continued)

Regulatory capital amounts and ratios are set forth in the table below. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders’ equity and qualifying perpetual preferred stock and trust preferred securities, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock, trust preferred securities and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution’s ongoing trading activities. At December 31, 2006, FNB United Corp. and First National Bank were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital.

First National Bank is well-capitalized under the prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, First National Bank must meet minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.

					Minimum Ratios
	Capital Amount		Ratio		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	2006	2005	2006	2005
	(dollars in thousands)
As of December 31
Total capital (to risk-weighted assets):
FNB United Corp.	$166,442	$100,182	11.53%	11.46%	8.00%	N/A
First National Bank	161,592	96,773	11.30	11.20	8.00	10.00%
Tier 1 capital (to risk-weighted assets):
FNB United Corp.	120,705	89,231	8.36	10.21	4.00	N/A
First National Bank	144,965	86,070	10.14	9.96	4.00	6.00%
Tier 1 capital (to average assets):
FNB United Corp.	120,705	89,231	7.16	8.81	4.00	N/A
First National Bank	144,965	86,070	8.72	8.26	4.00	5.00%

NOTE 16—SHAREHOLDERS’ EQUITY

Stock Buyback Program

There was no stock buyback program in effect at December 31, 2006. Under prior stock buyback programs authorized by the Board of Directors for the repurchase of shares of common stock, the Corporation repurchased 24,800 shares in 2005 and 66,303 shares in 2004.

Earnings Per Share (EPS)

Basic net income per share, or basic EPS, is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if the Corporation’s potential common stock and contingently issuable shares, which consist of dilutive stock

FNB UNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—SHAREHOLDERS’ EQUITY—(CONTINUED)

options and restricted stock, were exercised. The numerator of the basic EPS computation is the same as the numerator of the diluted EPS computation for all periods presented. A reconciliation of the denominators of the basic and diluted EPS computations is as follows:

	2006	2005	2004
Basic EPS denominator—Weighted average number of common shares outstanding	9,619,870	5,731,966	5,663,173
Dilutive share effect arising from potential common stock issuances	95,715	137,057	158,874

Diluted EPS denominator	9,715,585	5,869,023	5,822,047

For the years 2006, 2005 and 2004, there were 271,069, 236,730 and 175,400 stock options, respectively, that were antidilutive since the exercise price exceeded the average market price. These common stock equivalents were omitted from the calculations of diluted EPS for their respective years.

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

As of December 31, 2006, the Corporation had six share-based compensation plans in effect. The compensation expense charged against income for those plans in 2006 was $673,000 and the related income tax benefit was $92,000.

The Corporation adopted stock compensation plans in 1993 and 2003 that allow for the granting of incentive and nonqualified stock options to key employees and directors. The 2003 stock compensation plan also allows for the granting of restricted stock. Under terms of both the 1993 and 2003 plans, options are granted at prices equal to the fair market value of the common stock on the date of grant. Options become exercisable after one

FNB UNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—SHAREHOLDERS’ EQUITY—(Continued)

year in equal, cumulative installments over a five-year period. No option shall expire later than ten years from the date of grant. No further grants can be made under the 1993 stock compensation plan after March 10, 2003. Based on the stock options outstanding at December 31, 2006, a maximum of 345,555 shares of common stock has been reserved for issuance under the 1993 stock compensation plan. A maximum of 419,375 shares of common stock has been reserved for issuance under the 2003 stock compensation plan. At December 31 2006, there were 40,000 shares available under the 2003 plan for the granting of additional options or stock awards.

The Corporation assumed a stock compensation plan in its merger acquisition of Carolina Fincorp in 2000. One grant of qualified and nonqualified stock options was made under the plan in 1999 to key employees and directors at a price equal to fair market value on the date of grant. No additional grants will be made under the plan. Based on the stock options outstanding at December 31, 2006, a maximum of 39,408 shares of common stock has been reserved for issuance under the stock compensation plan.

The Corporation assumed three stock compensation plans in its merger acquisition of Integrity Financial Corporation on April 28, 2006. Qualified and nonqualified stock options are outstanding under these plans for grants issued from 1997 to 2004 to key employees and directors at a price equal to fair market value on the date of grant. No additional grants will be made under these plans. Based on the stock options outstanding at December 31, 2006, a maximum of 164,416 shares of common stock has been reserved for issuance under these stock compensation plans.

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

The weighted-average fair value per share of options granted in 2006, 2005 and 2004 amounted to $4.93, $5.04 and $5.64, respectively. Fair values were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2006	2005	2004
Risk-free interest rate	4.73%	4.40%	3.80%
Dividend yield	3.25	2.75	2.75
Volatility	31.00	31.00	33.05
Expected life	6 years	6 years	6 years

FNB UNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—SHAREHOLDERS’ EQUITY—(Continued)

The following is a summary of stock option activity:

	Years Ended December 31
	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	768,963	$14.72	841,822	$16.27	765,345	$15.11
Granted	16,000	18.31	11,000	17.97	161,000	19.79
Assumed in merger
Acquisition	325,384	9.44	—	—	—	—
Exercised	(214,502)	9.87	(61,559)	12.12	(66,303)	10.47
Forfeited	(20,966)	15.75	(22,300)	19.24	(18,220)	19.61

Outstanding at end of year	874,879	15.59	768,963	16.54	841,822	16.27

Options exercisable at end of year	650,020	14.36	483,763	14.72	418,852	13.65

Aggregate intrinsic value at end of year (in thousands):
Options outstanding	$2,406		$1,892		$2,416

Options exercisable	$2,587		$2,071		$2,299

At December 31, 2006, information concerning stock options outstanding and exercisable is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.29 – 9.97	136,065	2.02	$9.07	136,065	$9.07
10.00 – 14.20	265,544	4.14	12.31	244,285	12.17
15.00 – 19.82	321,670	6.94	18.02	177,470	17.41
20.00 – 27.00	151,600	6.87	22.03	92,200	22.09

	874,879	5.31	15.59	650,020	14.36

In 2006, 2005 and 2004, the intrinsic value of options exercised was $1,558,00, $447,000 and $641,000, respectively, and the grant-date fair value of options vested was $482,000, $369,000 and $603,000, respectively.

The cash proceeds from options exercised in 2006 amounted to $2,117,000 and the related tax benefit recorded in shareholders’ equity for the tax deduction realized from these exercised options amounted to $279,000.

FNB UNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—SHAREHOLDERS’ EQUITY—(Continued)

The following is a summary of non-vested restricted stock activity for the year ended December 31, 2006:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2005	—	$—
Granted	55,875	18.30
Vested	—	—
Forfeited	(2,000)	18.26

Non-vested at December 31, 2006	53,875	18.30

Restricted stock was first granted by the Corporation during the three months ended September 30, 2006. Accordingly, based on the vesting schedule, there is no fair value information to be reported for restricted stock that has vested.

As of December 31, 2006, there was $1,979,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Corporation’s stock benefit plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

The Corporation funds the option shares and restricted stock from authorized but unissued shares. The Corporation does not typically purchase shares to fulfill the obligations of the stock benefit plans. Corporation policy does allow option holders under certain plans to exercise options with seasoned shares.

NOTE 17—COMMITMENTS

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at December 31, 2006 are discussed below.

Commitments by First National Bank to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2006, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $303.5 million. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

First National Bank issues standby letters of credit whereby it guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to standby letters of credit was $6.6 million at December 31, 2006 and $7.8 million at December 31, 2005. Due to insignificance, the Corporation has recorded no liability at December 31, 2006 for the current carrying amount of the obligation to perform as a guarantor.

Dover Mortgage Company originates certain residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a residential

FNB UNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—COMMITMENTS—(Continued)

mortgage loan with a potential borrower and the time the closed loan is sold, the Corporation is subject to variability in market prices related to these commitments. The Corporation believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate residential mortgage loans totaled $19.3 million at December 31, 2006, and the related forward sales commitments totaled $19.3 million. Loans held for sale by Dover Mortgage Company totaled $16.3 million at December 31, 2006, and the related forward sales commitments totaled $16.3 million.

First National Bank had loans held for sale of $4.6 million at December 31, 2006. Binding commitments of First National Bank for the origination of mortgage loans intended to be held for sale at December 31, 2006 were not material.

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

FNB UNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18—FAIR VALUE OF FINANCIAL INSTRUMENTS—(Continued)

terms to maturity or sale. For other commitments, generally of a short-term nature, the carrying value is considered to be a reasonable estimate of fair value. The various commitment items are disclosed in Note 17.

The estimated fair values of financial instruments are as follows:

	December 31, 2006		December 31, 2005
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Financial Assets
Cash and cash equivalents	$108,340	$108,340	$44,879	$44,879
Investment securities:			—	—
Available for sale	128,945	128,945	110,693	110,918
Held to maturity	42,870	41,865	48,888	47,508
Net loans	1,306,082	1,367,333	802,721	796,202
Accrued interest receivable	8,718	8,718	5,003	5,003
Bank owned life insurance	28,303	28,303	17,334	17,334

Financial Liabilities
Deposits	1,421,013	1,420,480	841,609	843,945
Retail repurchase agreements	23,161	23,155	21,338	21,338
Federal Home Loan Bank advances	65,825	62,805	86,225	84,512
Other borrowed funds	78,032	78,032	39,004	39,004
Accrued interest payable	4,593	4,593	2,280	2,280

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

FNB UNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19—BUSINESS SEGMENT INFORMATION

The Corporation is considered to have two principal business segments: the full-service subsidiary bank, First National Bank, and the mortgage banking subsidiary, Dover Mortgage Company. Dover originates, underwrites and closes loans for sale into the secondary market. Financial performance for each segment is detailed in the following tables. Included in the “Other” column are amounts for other corporate activities, including the interest expense on trust preferred securities, and eliminations of intersegment transactions.

	Year Ended December 31, 2006
	First National Bank	Dover Mortgage Company	Other	Total
	(in thousands)
Interest Income	$102,461	$907	$1	$103,369
Interest Expense	42,952	812	3,391	47,155

Net interest income	59,509	95	(3,390)	56,214
Provision for credit losses	2,526	—	—	2,526

Net interest income after provision for credit losses	56,983	95	(3,392)	53,688
Noninterest income	15,272	3,727	216	19,215
Noninterest expense	47,914	5,080	447	53,441

Income (loss) before income taxes	24,341	(1,258)	(3,623)	19,462
Income taxes (benefit)	8,365	177	(1,267)	7,275

Net income (loss)	$15,976	$(1,435)	$(2,356)	$12,187

Total assets	$1,791,507	$21,339	$2,059	$1,814,905
Net loans	1,289,792	16,290	—	1,306,082
Goodwill	108,797	2,159	—	110,956

	Year Ended December 31, 2005
	First National Bank	Dover Mortgage Company	Other	Total
	(in thousands)
Interest Income	$53,439	$971	$5	$54,415
Interest Expense	18,623	796	631	20,050

Net interest income	34,816	175	(626)	34,365

Provision for credit losses	2,842	—	—	2,842
Net interest income after provision for credit losses	31,974	175	(626)	31,523
Noninterest income	11,196	3,780	(50)	14,926
Noninterest expense	27,740	3,911	27	31,678

Income (loss) before income taxes	15,430	44	(703)	14,771
Income taxes (benefit)	5,057	22	(245)	4,834

Net income (loss)	$10,373	$22	$(458)	$9,937

Total assets	$1,078,367	$22,554	$1,164	$1,102,085
Net loans	786,439	16,282	—	802,721
Goodwill	27,605	3,776	—	31,381

FNB UNITED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19—BUSINESS SEGMENT INFORMATION—(Continued)

	Year Ended December 31, 2004
	First National Bank	Dover Mortgage Company	Other	Total
	(in thousands)
Interest Income	$39,835	$601	$—	$40,436
Interest Expense	11,749	301	352	12,402

Net interest income	28,086	300	(352)	28,034
Provision for credit losses	4,030	—	—	4,030

Net interest income after provision for credit losses	24,056	300	(352)	24,004
Noninterest income	10,781	3,058	(166)	13,673
Noninterest expense	25,209	3,587	(41)	28,755

Income (loss) before income taxes	9,628	(229)	(477)	8,922
Income taxes (benefit)	2,562	(76)	(162)	2,324

Net income (loss)	$7,066	$(153)	$(315)	$6,598

Total assets	$845,402	$17,174	$315	$862,891
Net loans	646,542	10,919	—	657,461
Goodwill	12,583	3,752	—	16,335

CONTROLS AND PROCEDURES

As of December 31, 2006, the end of the period covered by this report, FNB United carried out an evaluation under the supervision and with the participation of the company’s management, including FNB United’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of FNB United’s disclosure controls and procedures. In designing and evaluating the Corporation’s disclosure controls and procedures, FNB United and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and FNB United’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, except for the matter discussed in the following paragraph, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by FNB United in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarterly period ended December 31, 2006, the Corporation’s management learned that FNB United did not maintain effective internal control over financial reporting. Specifically, FNB United did not have controls designed and in place for nonroutine transactions such as the restructuring of the Corporation’s investment portfolio that occurred in the third quarter of 2006. These events necessitated the restatement of FNB United’s Consolidated Financial Statements and other financial information for the three and nine months ended September 30, 2006. FNB United reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of FNB United Corp. (the “Corporation”) is responsible for preparing the Corporation’s annual consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting for the Corporation. Management has evaluated the effectiveness of the Corporation’s internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C), as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statement will not be prevented or detected. As of December 31, 2006, the Corporation did not have controls designed and in place for nonroutine transactions such as the restructuring of the Corporation’s investment portfolio that occurred in the third quarter of 2006. This control deficiency resulted in the restatement of the Corporation’s interim consolidated financial statements for the third quarter of 2006. Because of this material weakness, management has concluded that the Corporation did not maintain effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the COSO.

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

Management has excluded certain controls of Integrity Financial Corporation, which was acquired by the Corporation on April 28, 2006, from its assessment. While many of the internal controls over financial reporting applicable to Integrity were integrated with those of the Corporation as of December 31, 2006, and therefore included in management’s assessment, the controls regarding the Integrity branch locations had not yet been integrated as of December 31, 2006.

Dixon Hughes PLLC, an independent, registered public accounting firm, has audited the Corporation’s consolidated financial statements as of and for the year ended December 31, 2006 included in this annual report, and has issued an attestation report on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006, which is included herein.

Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the FDIC and the appropriate federal banking agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Corporation complied, in all significant respects, with such laws and during the year ended December 31, 2006.

March 26, 2007

FNB United Corp.

/s/ MICHAEL C. MILLER	/s/ JERRY A. LITTLE
Michael C. Miller	Jerry A. Little
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

FNB United Corp. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that FNB United Corp. and subsidiaries (the “Corporation”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: As of December 31, 2006, the Corporation did not have controls designed and in place for nonroutine transactions such as the restructuring of the Corporation’s investment portfolio that occurred in the third quarter of 2006. This control deficiency has resulted in the restatement of the Corporation’s interim consolidated financial statements for the third quarter of 2006. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 26, 2007 on those consolidated financial statements.

Management has excluded certain controls of Integrity Financial Corporation, which was acquired by the Corporation on April 28, 2006, from its assessment. While many of the internal controls over financial reporting applicable to Integrity were integrated with those of the Corporation as of December 31, 2006, and therefore included in management’s assessment, the controls regarding the Integrity branch locations had not yet been integrated as of December 31, 2006.

In our opinion, management’s assessment that FNB United Corp. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, FNB United Corp. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of FNB United Corp. and subsidiaries as of and for the year ended December 31, 2006, and our report dated March 26, 2007, expressed an unqualified opinion on those consolidated financial statements.

We do not express an opinion or any other form of assurance on management’s statement referring to compliance with designated laws and regulations related to safety and soundness.

Raleigh, North Carolina

March 26, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 26, 2007.

FNB United Corp.
(Registrant)

By:	/s/ MICHAEL C. MILLER
Michael C. Miller
Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 26, 2007.

Signature	Title

/s/ MICHAEL C. MILLER Michael C. Miller	Chairman and President (Principal Executive Officer)

/s/ JERRY A. LITTLE Jerry A. Little	Treasurer and Secretary (Principal Financial and Accounting Officer)

/s/ JACOB F. ALEXANDER III Jacob F. Alexander III	Director

/s/ LARRY E. BROOKS Larry E. Brooks	Director

/s/ JAMES M. CAMPBELL, JR. James M. Campbell, Jr.	Director

/s/ R. LARRY CAMPBELL R. Larry Campbell	Director

/s/ DAVID E.CLINE David E. Cline	Director

/s/ DARRELL L. FRYE Darrell L. Frye	Director

/s/ WILBERT L. HANCOCK Wilbert L. Hancock	Director

/s/ ROBERT P. HUNTLEY Robert P. Huntley	Director

/s/ THOMAS A. JORDAN Thomas A. Jordan	Director

/s/ LYNN S. LLOYD Lynn S. Lloyd	Director

Signature	Title

/s/ RAY H. MCKENNEY, JR. Ray H. McKenney, Jr.	Director

/s/ EUGENE B. MCLAURIN, II Eugene B. McLaurin, II	Director

/s/ R. REYNOLDS NEELY, JR. R. Reynolds Neely, Jr.	Director

/s/ RICHARD K. PUGH Richard K. Pugh	Director

/s/ J. M. RAMSAY III J. M. Ramsay III	Director

/s/ CARL G. YALE Carl G. Yale	Director

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.10	Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed March 16, 1985.

3.11	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 10, 1988, incorporated herein by reference to Exhibit 19.10 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988.

3.12	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 12, 1998, incorporated herein by reference to Exhibit 3.12 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

3.13	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 23, 2003, incorporated herein by reference to Exhibit 3.13 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2003.

3.14	Articles of Amendment to Articles of Incorporation of the Registrant, adopted March 15, 2006, incorporated herein by reference to Exhibit 3.14 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2006.

3.15	Articles of Merger, setting forth amendment to Articles of Incorporation of the Registrant, effective April 28, 2006, incorporated herein by reference to Exhibit 3.15 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2006.

3.20	Amended and Restated Bylaws of the Registrant, adopted March 18, 2004, incorporated herein by reference to Exhibit 3.20 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004.

4.10	Specimen of Registrant’s Common Stock Certificate, incorporated herein by reference to Exhibit 4 to Amendment No. 1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed April 19, 1985.

4.20	Indenture dated as of November 4, 2005, between FNB Corp. and U.S. Bank, National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report filed November 8, 2005.

4.21	Amended and Restated Declaration of Trust of FNB United Statutory Trust I dated as of November 4, 2005, among FNB Corp., as sponsor, U.S. Bank, National Association, as institutional trustee, and Michael C. Miller and Jerry A. Little, as administrators, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report dated November 4, 2005.

4.30	Amended and Restated Declaration of Trust of FNB United Statutory Trust I dated as of November 4, 2005, among FNB Corp., as sponsor, U.S. Bank, National Association, as institutional trustee, and Michael C. Miller and Jerry A. Little, as administrators, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report filed November 8, 2005.

4.31	Amended and Restated Trust Agreement of FNB United Statutory Trust II dated as of April 27, 2006, among FNB Corp., as sponsor, Wilmington Trust Company, as institutional trustee, and Michael C. Miller and Jerry A. Little, as administrators, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report dated April 27, 2006 and filed April 28, 2006.

10.10*	Form of Split Dollar Insurance Agreement dated as of November 1, 1987 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 19.20 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988.

Exhibit No.	Description of Exhibit

10.11*	Form of Amendment to Split Dollar Insurance Agreement dated as of November 1, 1994 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.20*	Stock Compensation Plan as amended effective May 12, 1998, incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

10.21*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.
10.22*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.23*	FNB United Corp. Stock Incentive Plan, as amended.

10.24*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

10.25*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003.

10.30*	Employment Agreement dated as of January 1, 2006 among FNB Corp., First National Bank and Trust Company and Michael C. Miller, incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on January 6, 2006.

10.31*	Carolina Fincorp, Inc. Stock Option Plan (assumed by the Registrant on April 10, 2000), incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-54702).

10.32*	Employment Agreement dated as of April 10, 2000 between First National Bank and Trust Company and R. Larry Campbell, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2000.

10.33*	First Amendment to Employment Agreement dated as of June 30, 2006 between First National Bank and Trust Company and R. Larry Campbell, incorporated herein by reference to Exhibit 10 to the Registrant’s Form 8-K Current Report dated June 30, 2006 and filed July 7, 2006.

10.34*	Nonqualified Supplemental Retirement Plan with R. Larry Campbell, incorporated herein by reference to Exhibit 10(c) to the Annual Report on Form 10-KSB of Carolina Fincorp, Inc. for the fiscal year ended June 30, 1997.

10.35*	Form of Change of Control Agreement between FNB United Corp. and certain of its key employees and officers, incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2006.

14	Code of Ethics for Senior Financial Officers, incorporated herein by reference to Exhibit 14 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003.

21	Subsidiaries of the Registrant.

23.10	Consent of Independent Registered Public Accounting Firm—Dixon Hughes PLLC

31.10	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.11	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, or compensatory plan or arrangement.