Form 10-Q
period 2007-03-31
FNB United Corp.
filed 2007-05-10
CIK 764811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 11,358,605 shares of $2.50 par value common stock outstanding at May 9, 2007.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FNB United Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31,		December 31,
	2007	2006	2006
	(in thousands, except share and per share data)
ASSETS
Cash and due from banks	$38,905	$20,751	$35,225
Interest-bearing bank balances	10,757	1,207	42,929
Federal funds sold	50,130	17,829	30,186
Investment securities:
Available for sale, at estimated fair value (amortized cost of $182,127, $115,2373 and $128,367)	182,552	114,689	128,945
Held to maturity (estimated fair value of $41,464, $42,106 and $41,865)	42,318	43,593	42,870
Loans:
Loans held for sale	26,497	20,822	20,862
Loans held for investment	1,313,168	799,888	1,301,840
Less allowance for loan losses	(15,757)	(9,713)	(15,943)

Net loans	1,323,908	810,997	1,306,759

Premises and equipment, net	45,780	25,422	45,691
Goodwill	110,961	31,389	110,956
Core deposit premiums	7,173	1,285	7,378
Other assets	61,920	39,353	64,643

Total Assets	$1,874,404	$1,106,515	$1,815,582

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand deposits	$161,908	$105,824	$158,938
Interest-bearing deposits:
Demand, savings and money market deposits	480,003	239,648	463,355
Time deposits of $100,000 or more	375,265	234,194	365,770
Other time deposits	448,535	270,895	432,950

Total deposits	1,465,711	850,561	1,421,013
Retail repurchase agreements	27,225	15,642	23,161
Federal Home Loan Bank advances	65,866	84,676	65,825
Other borrowed funds	83,439	39,559	78,032
Other liabilities	21,739	12,141	19,883

Total Liabilities	1,663,980	1,002,579	1,607,914

Shareholders' equity:
Preferred stock - $10.00 par value; authorized 200,000 shares, none issued	—	—	—
Common stock - $2.50 par value; authorized 50,000,000 shares, issued shares - 11,348,201, 6,387,146 and 11,293,992	28,371	15,968	28,235
Surplus	112,873	23,870	112,213
Retained earnings	70,716	64,430	68,662
Accumulated other comprehensive loss	(1,536)	(332)	(1,442)

Total Shareholders' Equity	210,424	103,936	207,668

Total Liabilities and Shareholders' Equity	$1,874,404	$1,106,515	$1,815,582

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
	2007	2006
	(in thousands, except share and per share data)
Interest Income
Interest and fees on loans	$27,870	$15,206
Interest and dividends on investment securities:
Taxable income	1,656	1,296
Non-taxable income	553	460
Other interest income	818	164

Total interest income	30,897	17,126

Interest Expense
Deposits	12,798	5,503
Retail repurchase agreements	305	164
Federal Home Loan Bank advances	681	859
Federal funds purchased	0	8
Other borrowed funds	1,288	511

Total interest expense	15,072	7,045

Net Interest Income	15,825	10,081
Provision for loan losses	524	77

Net Interest Income After Provision for Loan Losses	15,301	10,004

Noninterest Income
Service charges on deposit accounts	2,050	1,417
Mortgage loan sales	1,138	963
Trust and investment services	371	293
Cardholder and merchant services income	507	369
Other service charges, commissions and fees	336	250
Bank owned life insurance	236	159
Other income	304	59

Total noninterest income	4,942	3,510

Noninterest Expense
Personnel expense	8,420	5,271
Net occupancy expense	1,178	601
Furniture and equipment expense	1,113	645
Data processing services	532	593
Other expense	3,338	2,305

Total noninterest expense	14,581	9,415

Income Before Income Taxes	5,662	4,099
Income taxes	1,910	1,422

Net Income	$3,752	$2,677

Net income per common share:
Basic	$0.33	$0.42
Diluted	$0.33	$0.42

Weighted average number of shares outstanding:
Basic	11,263,325	6,380,077
Diluted	11,295,221	6,445,107

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Three Months Ended March 31, 2007 and March 31, 2006 (unaudited)

	Common Stock			Retained	Accumulated Other Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
	(in thousands, except share and per share data)
Balance, December 31, 2005	6,370,486	$15,926	$23,542	$62,711	$136	$102,315
Comprehensive income:
Net income	—	—	—	2,677	—	2,677
Other comprehensive income:
Unrealized securities losses, net of income tax benefit of $306	—	—	—	—	(468)	(468)

Total comprehensive income	—	—	—	—	—	2,209

Cash dividends declared, $.15 per share	—	—	—	(958)	—	(958)
Stock options:
Proceeds from options exercised	16,660	42	179	—	—	221
Compensation expense recognized	—	—	119	—	—	119
Net tax benefit related to option exercises	—	—	30	—	—	30

Balance, March 31, 2006	6,387,146	$15,968	$23,870	$64,430	$(332)	$103,936

Balance, December 31, 2006	11,293,992	$28,235	$112,213	$68,662	$(1,442)	$207,668
Comprehensive income:
Net income	—	—	—	3,752	—	3,752
Other comprehensive income:
Unrealized securities losses, net of income tax benefit of $46	—	—	—	—	(94)	(94)

Total comprehensive income	—	—	—	—	—	3,658

Cash dividends declared, $.15 per share	—	—	—	(1,698)	—	(1,698)
Stock options:	—			—	—	—
Proceeds from options exercised	53,777	135	329	—	—	464
Compensation expense recognized	—	—	134	—	—	134
Net tax benefit related to option exercises	—	—	108	—	—	108
Restricted stock:				—	—
Compensation expense recognized	—	—	82	—	—	82
Other compensatory stock issued	432	1	7	—	—	8

Balance, March 31, 2007	11,348,201	$28,371	$112,873	$70,716	$(1,536)	$210,424

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended, March 31, 2007
	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,752	$2,677
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of premises and equipment	905	523
Provision for loan losses	524	77
Deferred income taxes (benefit)	256	153
Deferred loan fees and costs, net	(231)	(51)
Premium amortization and discount accretion of investment securities, net	20	74
Amortization of core deposit premiums	205	41
Stock compensation expense	224	119
Income from bank owned life insurance	(236)	(159)
Mortgage loans held for sale:
Originated loans	(96,317)	(60,294)
Proceeds from the sale of loans	91,820	58,051
Gain on mortgage loans sales	(1,138)	(963)
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(827)	—
(Increase) decrease in other assets	1,315	168
Increase (decrease) in accrued interest and other liabilities	2,078	(548)

NET CASH PROVIDED BY (USED IN ) OPERATING ACTIVITIES	2,350	(132)

CASH FLOWS FROM INVESTING ACTIVITIES
Available for Sale Securities
Proceeds from maturities and calls	18,554	1,098
Purchases	(69,794)	(5,657)
Held-to-Maturity securities
Proceeds from maturities and calls	512	5,661
Purchases	—	(425)
Net increase in loans held for investment	(12,038)	(5,032)
Purchases of premises and equipment	(994)	(1,275)
Purchase of SBIC investments	—	(750)
Net change in other investments	—	(83)

NET CASH USED IN INVESTING ACTIVITIES	(63,760)	(6,463)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	44,698	8,973
Net increase (decrease) in retail repurchase agreements	4,064	(5,696)
Net increase (decrease) in Federal Home Loan Bank advances	41	(1,500)
Net increase (decrease) in other borrowings	5,407	555
Proceeds from the exercise of stock options	464	221
Tax benefit from the exercise of stock options	108	30
Payment of cash dividends	(1,920)	(1,080)

NET CASH PROVIDED BY FINANCING ACTIVITIES	52,862	1,503

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,548)	(5,092)
CASH AND CASH EQUIVALENTS, BEGINNING	108,340	44,879

CASH AND CASH EQUIVALENTS, ENDING	$99,792	$39,787

FNB United Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - (unaudited)

	Three months ended, March 31, 2007
	2007	2006
	(in thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$15,018	$6,987
Income taxes, net of refunds	—	285
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed loans transferred to other real estate	—	42
Unrealized gains (losses) on securities available for sale, net of deferred taxes	(94)	(468)

FNB United Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

FNB United Corp. (“FNB United”), formerly known as FNB Corp., is a bank holding company whose wholly owned subsidiaries are First National Bank and Trust Company (“First National Bank”) and Dover Mortgage Company (“Dover”). First National Bank has two wholly owned subsidiaries, First National Investor Services, Inc. and Premier Investment Services, Inc. Through its subsidiaries, FNB United offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers. First National Bank has offices in Alamance, Alexander, Ashe, Catawba, Chatham, Gaston, Guilford, Iredell, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes counties in North Carolina. Dover Mortgage Company operates mortgage production offices in North Carolina at Charlotte, Carolina Beach, Goldsboro, Greenville, Lake Norman, Leland, Raleigh, Waxhaw, Wilmington and Wrightsville Beach.

The accompanying consolidated financial statements, prepared without audit, include the accounts of FNB United and its subsidiaries (collectively the “Corporation”). All significant intercompany balances and transactions have been eliminated.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

The organization and business of FNB United, accounting policies followed by the Corporation and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Corporation's 2006 annual report on Form 10-K. This quarterly report should be read in conjunction with that annual report.

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

•

To expand the footprint of the Corporation from ten central-North Carolina counties to 17 counties with 42 community offices, stretching from the Central and Southern Piedmont to the Foothills and Mountains of Western North Carolina, including areas of the state which possessed faster income and population growth characteristics than many existing FNB United franchise areas; and

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

	Three Months Ended March 31,
	2007	2006
Basic EPS denominator - Weighted average number of common shares outstanding	11,263,325	6,380,077
Dilutive share effect arising from potential common stock issuances	31,896	65,030

Diluted EPS denominator	11,295,221	6,445,107

For the three months ended March 31, 2007 and 2006 there were 329,141 and 152,718 stock options, respectively, that were antidilutive since the exercise price exceeded the average market price. These common stock equivalents were omitted from the calculations of diluted EPS for their respective periods.

5.	Loans

Following is a summary of loans at each of the balance sheet dates presented:

	At March 31, 2007		At December 31, 2006
	Amount	% of	Amount	% of
	(dollars in thousands)
Real estate – mortgage loans	$401,067	29.9%	$374,092	28.3%
Real estate – commercial	325,172	24.3%	304,546	23.0%
Commercial and industrial loans	290,479	21.7%	293,630	22.2%
Real estate – construction loans	248,459	18.5%	278,124	21.0%
Consumer loans	38,746	2.9%	38,725	2.9%
Other loans	35,742	2.7%	33,585	2.5%

Gross loans	1,339,665	100.0%	1,322,702	100.0%
Allowance for loan losses	(15,757)		(15,943)

Net Loans	$1,323,908		$1,306,759

6.	Allowance for Loan Loss

Changes in the allowance for loan losses were as follows:

	Three Months Ended March 31,
	2007	2006
	(dollars in thousands)
Balance at beginning of period	$15,943	$9,698
Provision for loan losses	524	77
Net charge-offs
Charge-offs	(1,198)	(549)
Recoveries	488	487

Net charge-offs	(710)	(62)

Balance, end of period	$15,757	$9,713

Annualized net charge-offs during the period to average loans	0.21%	0.03%
Annualized net charge-offs during the period to allowance for loan losses	18.02%	2.55%
Allowance for loan loss to loans held for investment	1.20%	1.21%

7.	Supplementary Income Statement Information

Significant components of other expense were as follows:

	Three Months Ended March 31,
	2007	2006
Stationary, printing and office supplies	$263	$279
Professional Fees	286	206
Communications	352	185
Advertising and marketing	263	180
Other	2,174	1,455

	$3,338	$2,305

8.	Postretirement Employee Benefit Plans

Information concerning the net periodic cost of the Corporation’s postretirement benefit plans is as follows:

	Three Months Ended March 31, 2007
	Pension Plan	Supplemental Executive Retirement Plan	Other Postretirement Defined Benefit Plans
	(in thousands)
Service cost	$60	$26	$4
Interest cost	161	33	18
Expected return on plan assets	(235)	—	—
Amortization of prior service cost	1	18	—
Amortization of transition obligation	—	—	4
Amortization of net (gain)/loss	16	7	(1)

Net periodic postretirement benefit cost	$3	$84	$25

	Three Months Ended March 31, 2006
	Pension Plan	Supplemental Executive Retirement Plan	Other Postretirement Defined Benefit Plans
	(in thousands)
Service cost	$201	$25	$22
Interest cost	163	23	22
Expected return on plan assets	(224)	—	—
Amortization of prior service cost	7	12	—
Amortization of transition obligation	—	—	5
Amortization of net (gain)/loss	48	8	3

Net periodic postretirement benefit cost	$195	$68	$52

The Corporation does not expect to contribute any funds to its pension plan in 2007. The other postretirement benefit plans are unfunded plans; and consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.

As a result of the merger with Integrity, the Bank assumed the obligations of a non-qualified deferred compensation plan for the former president of Integrity. Under the plan provisions, benefit payments began in 2006 and are payable for 10 years. During the three months ended March 31, 2007, provisions of $10,804 were expensed for future benefits to be provided under this plan. The total liability under this plan was $514,922 at March 31, 2007 and is included in other liabilities in the accompanying balance sheets. Payments amounting to $17,612 were made under the provision of the plan.

9.	Derivatives and Financial Instruments

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended, establishes accounting and reporting standards for derivative and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet, and measure those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

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

For the three months ended March 31, 2007 and 2006, the interest rate swap resulted in net increases of 37,000 and $21,000, respectively, in the interest expense that would otherwise have been reported for the FHLB advance. The fair value of the swap at March 31, 2007 was recorded on the consolidated balance sheet as a liability in the amount of $0.2 million, offset by a valuation adjustment in the same amount to the FHLB advance.

The Corporation has also identified the following derivative instruments which were recorded on the consolidated balance sheet at March 31, 2007: commitments to originate fixed rated residential mortgage loans and forward sales commitments

Dover Mortgage Company originates certain fixed rate residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a fixed rate residential mortgage loan with a potential borrower and the time the closed loan is sold, the Corporation is subject to variability in market prices related to these commitments. The Corporation believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate fixed rate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate fixed rate residential mortgage loans totaled $32.7 million at March 31, 2007, and the related forward sales commitments totaled $32.7 million. Loans held for sale by Dover Mortgage Company totaled $21.7 million at March 31, 2007 and the related forward sales commitments totaled $21.7 million.

First National Bank had loans held for sale of $4.8 million at March 31, 2007. Binding commitments of First National Bank for the origination of mortgage loans intended to be held for sale at March 31, were not material.

10.	New Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material effect on its consolidated financial position or results of operations.

The Corporation adopted the provisions of SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, effective January 1, 2007. The adoption of the provisions of SFAS No. 155 had no material effect on financial position or results of operations.

The provisions of SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140, were effective beginning January 1, 2007. The adoption of the provisions of SFAS No. 156 had no effect on financial position or results of operations.

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Corporation is in the process of evaluating the impact of the adoption of SFAS No. 157 on the consolidated financial statements.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits companies to choose to measure eligible items at fair value at specified election dates. Companies will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS No. 159 requires additional disclosures related to the fair value measurements included in the companies financial statements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted; however, the Corporation will adopt SFAS No. 159 effective January 1, 2008. The Corporation is evaluating the impact of SFAS No. 159 on the consolidated financial statements.

From time to time, the FASB issues exposure drafts of proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

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

	Three Months Ended March 31, 2007
	First National Bank	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$30,691	$206	$—	$30,897
Interest expense	13,784	196	1,092	15,072

Net interest income	16,907	10	(1,092)	15,825
Provision for loan losses	524	—	—	524

Net interest income after provision for loan losses	16,383	10	(1,092)	15,301
Noninterest income	4,007	903	32	4,942
Noninterest expense	13,558	962	61	14,581

Income (loss) before income taxes	6,832	(49)	(1,121)	5,662
Income taxes (benefit)	2,337	(13)	(414)	1,910

Net income (loss)	$4,495	$(36)	$(707)	$3,752

Total assets	$1,843,876	$26,704	$3,824	$1,874,404
Net loans	1,302,201	21,707	—	1,323,908
Goodwill	108,802	2,159	—	110,961
Equity	263,034	4,329	(56,939)	210,424

	Three Months Ended March 31, 2006
	First National Bank	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$16,935	$191	$—	$17,126
Interest expense	6,570	169	306	7,045

Net interest income	10,365	22	(306)	10,081
Provision for loan losses	77	—	—	77

Net interest income after provision for loan losses	10,288	22	(306)	10,004
Noninterest income	2,621	831	58	3,510
Noninterest expense	8,501	846	68	9,415

Income (loss) before income taxes	4,408	7	(316)	4,099
Income taxes (benefit)	1,523	9	(110)	1,422

Net income (loss)	$2,885	$(2)	$(206)	$2,677

Total assets	$1,081,019	$25,008	$241	$1,106,268
Net loans	791,178	19,572	—	810,750
Goodwill	27,605	3,784	—	31,389
Equity	116,982	5,765	(18,811)	103,936

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

To expand the footprint of the company from ten central-North Carolina counties to 17 counties with 42 community offices, stretching from the Central and Southern Piedmont to the Foothills and Mountains of Western North Carolina, including areas of the state which possessed faster income and population growth characteristics than many existing FNB United franchise areas; and

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

Financial Summary

The Corporation earned $3.75 million in the first quarter of 2007, a 40% increase from earnings of $2.68 million in the same period of 2006. The increase in net income resulted from improved levels of net interest income and noninterest income, partially offset by higher provision for loan losses and higher noninterest expense. Basic earnings per share decreased from $.41 to $.33 and diluted earnings per share decreased from $.40 to $.33. As noted above, Integrity Financial Corporation. was acquired through merger effective April 28, 2006 impacting both net income and the calculation of earnings per share since the acquisition date and the comparability of operating results for the first quarter of 2007 and 2006.

Total assets were $1.87 billion at March 31, 2007, up 3% from December 31, 2006. Gross loans increased $17.0 million, or 1%, to $1.34 billion at March 31, 2007 compared to $1.32 billion at December 31, 2006. Total deposits increased $44.8 million, or 3%, to $1.47 billion at March 31, 2007, compared to $1.42 billion at December 31, 2006.

Financial highlights are presented in the table below.

Table 1

Selected Financial Data

	2007	2006
	First Quarter	Fourth Quarter	First Quarter
	(dollars in thousands, except per share data)
Selected components income statement data
Interest income	$30,897	$30,490	$17,126
Interest expense	15,072	14,614	7,045

Net interest income	15,825	15,876	10,081
Provision for loan losses	524	220	77

Net interest income after provision for loan losses	15,301	15,656	10,004
Noninterest income	4,942	5,682	3,510
Noninterest expense	14,581	16,225	9,415

Income before income taxes	5,662	5,113	4,099
Income taxes	1,910	2,115	1,422

Net income	$3,752	$2,998	$2,677

Common share data
Basic earnings per share	$0.33	$0.27	$0.42
Diluted earnings per share	0.33	0.27	0.42
Dividends	0.15	0.17	0.15
Book value per share	18.54	18.39	16.27
Weighted average shares outstanding-basic	11,263,325	11,196,885	6,380,077
Weighted average shares outstanding-diluted	11,295,221	11,287,752	6,445,107

Financial condition data
Total Assets	$1,874,404	$1,817,574	$1,106,515
Securities	224,870	171,815	158,282
Net Loans	1,323,908	1,306,776	810,997
Deposits	1,465,711	1,420,931	850,561
Goodwill	110,961	110,961	31,389
Borrowings	149,305	88,986	124,235
Shareholders' Equity	210,424	207,668	103,936

Average Balances
Total Assets	$1,827,595	$1,797,323	$1,091,873
Securities	190,569	160,301	161,922
Loans	1,330,199	1,311,120	809,513
Interest-earning assets	1,582,818	1,552,870	986,403
Deposits	1,426,640	1,404,144	836,424
Total interest-bearning liabilities	1,441,278	1,412,441	877,463
Shareholders' Equity	209,579	211,073	104,383

Performance Ratios
Return on average assets	0.83%	0.66%	0.99%
Return on tangible assets	0.89%	0.71%	1.02%
Return on average equity	7.26%	5.64%	10.40%
Return on tangible equity	16.64%	12.83%	15.14%
Net interest margin	4.15%	4.17%	4.28%
Non-interest income to average assets	1.10%	1.25%	1.30%
Non-interest expense to average assets	3.24%	3.58%	3.50%
Efficiency Ratio	70.21%	75.26%	69.27%

Critical Accounting Policies

The Corporation’s significant accounting policies are set forth in Note 1 to the Consolidated Financial Statements contained in the Form 10-K Annual Report for the fiscal year ended December 31, 2006. Of these significant accounting policies, the Corporation considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management’s most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Corporation has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation’s assessments may be impacted in future periods by changes in economic conditions, the results of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation’s allowance for loan losses and related matters, see “Asset Quality”.

Earnings Performance

Net Interest Income

Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities. An analysis of the Corporation’s net interest income on a taxable-equivalent basis and average balance sheet for the three months ended March 31, 2007 and 2006 is presented in Table 2.

For the three months ended March 31, 2007, net interest income was $15.8 million, an increase of $5.7 million or 57.0% from $10.1 million for the same quarter in 2006. The increase was primarily due to a $520 million increase in average loan balances associated with the Integrity acquisition.

The net interest margin (taxable-equivalent net interest income divided by average earning assets) compressed 13 basis points to 4.15% for the three months ended March 31, 2007, compared to 4.28% in the same period in 2006. The decline in the net interest margin was attributable to pressures associated with an inverted yield curve whereby short-term rates are higher than long-term rates. While the Corporation experienced an 83 basis point increase in the yield or earning assets, the cost of interest-bearing liabilities increased 98 basis points. Higher cost deposit growth outpaced loan growth (highest yielding costs). The excess funds were deployed in lower yielding assets (overnight investments and available for sale securities) and the spread was minimal because of the flat yield curve.

Table 2

Average Balances and Net Interest Income Analysis

	Three Months Ended March 31,
	2007			2006
	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
	(taxable equivalent basis, dollars in thousands)
Interest-earning assets:
Loans	$1,330,199	$27,927	8.51%	$809,513	$15,234	7.63%
Investment securities:
Taxable income	133,842	1,656	5.02%	112,754	1,348	4.85%
Non-taxable income	56,727	851	6.08%	49,168	713	5.88%
Federal funds sold	43,979	708	6.53%	12,924	146	4.58%
Interest bearing bank deposits	18,071	110	2.47%	2,044	18	3.57%

Total interest-earning assets	1,582,818	31,252	8.01%	986,403	17,459	7.18%

Other assets	244,777			105,470

Total assets	$1,827,595			$1,091,873

Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$168,858	716	1.72%	$112,195	353	1.27%
Savings deposits	50,225	114	0.92%	49,705	40	0.33%
Money market deposits	40,614	2,436	4.11%	82,246	462	2.28%
Certificates and other time deposits	810,952	9,532	4.77%	492,839	4,648	3.83%
Retail repurchase agreements	26,499	305	4.67%	17,183	164	3.87%
Federal funds purchased	—	—		540	8	6.01%
Federal Home Loan Bank advances	65,834	681	4.20%	85,263	859	4.09%
Other borrowed funds	78,296	1,288	6.67%	37,492	511	5.53%

Total interest-bearing liabilities	1,441,278	15,072	4.24%	877,463	7,045	3.26%

Non-interest bearing demand deposits	155,991			99,439
Other liabilities	21,148			10,588
Stockholders' equity	209,178			104,383

Total liabilities and stockholders' equity	$1,827,595			$1,091,873

Net interest income and interest rate spread		$16,180	3.77%		$10,414	3.92%

Net yield on average interest-earning assets			4.15%			4.28%

Ratio of average interest-earning assets to average interest-bearing liabilities			109.82%			112.42%

1.	Yields on nontaxable securities and loans are stated on a taxable-equivalent basis assuming a Federal tax rate of 35%.

2.	Nonaccrual loans are included in the average loan balance. Average loan balances are shown net of unearned income. Loan fees and the incremental direct cost associated with making loans are deferred and subsequently recognized over the life of the as an adjustment of interest income.

Provision for Loan Losses

The provision for loan losses is a charge against earnings to provide an allowance or reserve for probable losses inherent in the loan portfolio. The amount of each period’s charge is affected by several considerations including management’s evaluation of various risk factors in determining the adequacy of the allowance (see “Asset Quality”), actual loan loss experience and loan portfolio growth. During the three month period ended March 31, 2007, management determined a charge to operations of $524,000 would bring the allowance for loan loss reserve to a balance considered to be adequate to reflect the growth in loans and to absorb estimated potential losses in the portfolio. This amount compared to $77,000 for the first quarter of 2006. The increase in the provision was primarily attributable to the level of net charge-offs. Net charge-offs for the three months ended March 31, 2007 totaled $710,000, or ..21% annualized of average loans, compared to $62,000, or .03% annualized of average loans for the same 2006 period.

Noninterest Income

For the three months ended March 31, 2007, total noninterest income was $4.9 million, an increase of $1.4 million or 41% compared to the same period in 2006, due primarily to the effects of the acquisition of Integrity. Service charge income on deposit accounts, the largest component of noninterest income, was $2.1 million, an increase of $633,000 or 44.7%. An increase in mortgages sold to the secondary market generated an additional $175,000 of income in the 2007 first quarter over the same period last year.

Noninterest Expense

Noninterest expense for the 2007 first quarter was $14.6 million, a $5.2 million increase compared to the first quarter of 2006, due largely to the acquisition of Integrity on April 28, 2006. Personnel expense, which comprises over fifty percent of non-interest expense increased $3.1 million. Increases in other non-interest expense occurred due to increases in expenses associated with couriers, postage, telephone and amortization of the core deposit intangible resulting from the Integrity merger.

Income Taxes

The effective income tax rate decreased from 34.7% in the first three months of 2006 to 33.7% in the same period of 2007 due principally to lower levels of taxable income.

Balance Sheet Analysis

Investment Securities

At March 31, 2007 and December 31, 2006, the investment securities portfolio totaled $224.9 million and $171.8 million, respectively. Total investment securities have increased 31% since December 31, 2006. During the first quarter of 2007, growth in deposits exceeded loan demand, resulting in excess liquidity that was invested in the investment securities portfolio. The investment securities portfolio represents 13.8% and 11.6% of earning assets at March 31, 2007 and December 31, 2006, respectively.

Investment securities held to maturity totaled $42.3 million at March 31, 2007, compared to $42.8 million at December 31, 2006. This component of the investment securities portfolio continues to decline as securities mature and all new investment securities purchases are classified as available for sale.

At March 31, 2007, securities available for sale were $182.6 million compared to $142.6 million at December 31, 2006. Purchases in the available for sale portfolio were comprised of bullet and one time callable agency securities with final maturities inside three years. Available-for-sale securities are accounted at fair value, with unrealized gains and losses recorded net of tax as a component of other comprehensive income in shareholders’ equity unless the unrealized losses are considered other-than-temporary.

Loans

The Corporation’s primary source of revenue and largest component of earning assets is the loan portfolio. Gross loans increased $17.0 million or 5.0% annualized, to $1.34 billion at March 31, 2007 compared to $1.32 at December 31, 2006. Loan production was strong for the 2007 quarter; however, a portion of new originations was offset by the payout of a large commercial credit. The growth was driven primarily by commercial real estate and one-to-four family real estate loans, which increased $19.7 million and $27.6 million. A portion of this increase was offset by a decline in construction loans of $30.8 million.

Asset Quality

Management considers the asset quality of First National Bank to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. As part of the loan review function, a third party assessment group is employed to review the underwriting documentation and risk grading analysis.

Nonperforming assets

Nonperforming assets are comprised of nonaccrual loans, accruing loans past due 90 days or more and other real estate owned (OREO). Loans are placed in nonaccrual status when, in management’s opinion, the collection of all or a portion of interest becomes doubtful. Loans are returned to accrual status when the factors indicating doubtful collectibility cease to exist and the loan has performed in accordance with its terms for a demonstrated period of time. OREO represents real estate acquired through foreclosure or deed in lieu thereof and is generally carried at fair value, less estimated costs to sell.

Nonperforming loans at March 31, 2007 were $12.7 million or .97% of loans held for investment compared to $11.1 million or .86% of loans held for investment at December 31, 2006. Other real estate owned declined to $3.1 million at March 31, 2007 from $3.4 million at December 31, 2006.

Allowance for loan losses

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

Changes in the allowance for loan losses follow:

Table 3

Allowance for Loan Losses

	Three Months Ended March 31,
	2007	2006
	(dollars in thousands)
Balance at beginning of period	$15,943	$9,698
Provision for loan losses	524	77
Net charge-offs
Charge-offs	(1,198)	(549)
Recoveries	488	487

Net charge-offs	(710)	(62)

Balance, end of period	$15,757	$9,713

Annualized net charge-offs during the period to average loans	0.21%	0.03%
Annualized net charge-offs during the period to allowance for loan losses	18.02%	2.55%
Allowance for loan loss to loans held for investment	1.20%	1.21%

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.20% at March 31, 2007, 1.22% at December 31, 2006 and 1.21% at March 31, 2006. The allowance percentage has remained within a 1.20% to 1.22% based on the results from application of the allowance model that assigns reserves to various components of the loan portfolio in order to provide for probable inherent losses.

Management believes the allowance for loan losses of $15.8 million at March 31, 2007 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires continuous evaluation and considerable judgment.

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

Total deposits increased $44.8 million, or 13% annualized, to $1.47 billion at March 31, 2007 compared to $1.42 billion at December 31, 2006. During the first three months of 2007, the increases by deposit category were as follows: $3.1 million for noninterest-bearing demand deposits, $20.1 million for money market and savings deposits and $25.1 million for time deposits. Interest-bearing demand deposits declined $3.4 million. Average deposits increased $22.5 million with the majority of the increase occurring in time deposits.

Other Borrowed Funds

Other borrowed funds consist of subordinated debentures related to trust preferred securities and a line of credit for Dover Mortgage Company. At March 31, 2007 other borrowed funds totaled $83.4 million, an increase of $5.4 million from December 31, 2005. The increase is associated with draws on the line of credit by Dover Mortgage to fund increases in mortgage originations.

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

Commitments, Contingencies and Off-Balance Sheet Risk

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at March 31, 2007 are discussed below.

Commitments by First National Bank to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At March 31, 2007, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $314.7 million. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

First National Bank issues standby letters of credit whereby it guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to standby letters of credit was $6.8 million at March 31, 2007 and $6.6 million at December 31, 2006. Due to insignificance, the Corporation has recorded no liability at March 31, 2007 for the current carrying amount of the obligation to perform as a guarantor.

Dover Mortgage Company originates certain fixed rate residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a fixed rate residential mortgage loan with a potential borrower and the time the closed loan is sold, the Corporation is subject to variability in market prices related to these commitments. The Corporation believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate fixed rate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate fixed rate residential mortgage loans totaled $32.7 million at March 31, 2007, and the related forward sales commitments totaled $32.7 million. Loans held for sale by Dover Mortgage Company totaled $21.7 million at March 31, 2007, and the related forward sales commitments totaled $21.7 million.

First National Bank had loans held for sale of $4.8 million at March 31, 2007. Binding commitments of First National Bank for the origination of mortgage loans intended to be held for sale at March 31, 2007 were not material.

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

The Corporation’s balance sheet was asset-sensitive at March 31, 2007. An asset-sensitive position means that, for cumulative gap measurement periods of one year or less, there are more assets than liabilities subject to immediate repricing as market rates change. Because immediately rate sensitive assets exceed rate sensitive interest-bearing liabilities, the earnings position could improve in a rising rate environment and could deteriorate in a declining rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

Capital Adequacy

Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders' equity and qualifying amounts of perpetual preferred stock and trust preferred securities, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock, trust preferred securities and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution’s ongoing trading activities. At March 31, 2007, FNB United and First National Bank were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital. Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%. At March 31, 2007, FNB United and First National Bank had total capital ratios of 11,08% and 10.89%, respectively, and Tier 1 capital ratios of 8.16% and 9.80%.

The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At March 31, 2007, FNB United and First National Bank had leverage capital ratios of 7.30% and 8.79%, respectively.

First National Bank is also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, a bank must have a minimum ratio for total capital of 10.00%, for Tier 1 capital of 6.00% and for leverage capital of 5.00%. As noted above, First National Bank met all of those ratio requirements at March 31, 2007 and, accordingly, is well-capitalized under the regulatory framework for prompt corrective action.

Accounting Pronouncement Matters

In July 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation adopted "FIN 48", effective January 1, 2007. The adoption of FIN 48 did not have a material effect on its consolidated financial position or results of operations.

The Corporation adopted the provisions of SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, effective January 1, 2007. The adoption of the provisions of SFAS No. 155 had no material effect on financial position or results of operations.

The provisions of SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140, were effective beginning January 1, 2007. The adoption of the provisions of SFAS No. 156 had no effect on financial position or results of operations.

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Corporation is in the process of evaluating the impact of the adoption of SFAS No. 157 on the consolidated financial statements.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits companies to choose to measure eligible items at fair value at specified election dates. Companies will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS No. 159 requires additional disclosures related to the fair value measurements included in the companies financial statements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted; however, the Corporation will adopt SFAS No. 159 effective January 1, 2008. The Corporation is evaluating the impact of SFAS No. 159 on the consolidated financial statements.

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

Management does not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis prepared and presented in conjunction with the Form 10-K Annual Report for the fiscal year ended December 31, 2006.

Item 4.	Controls and Procedures

As of March 31, 2007, the end of the period covered by this report, FNB United carried out an evaluation under the supervision and with the participation of the Corporation’s management, including FNB United’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of FNB United’s disclosure controls and procedures. In designing and evaluating the Corporation’s disclosure controls and procedures, FNB United and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and FNB United’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, subject to the matter discussed in the following paragraph, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by FNB United in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the fourth quarter of 2006, the Corporation’s management learned that FNB United did not maintain effective internal control over financial reporting as it did not have controls designed and in place for nonroutine transactions, such as the restructuring of the Corporation’s investment portfolio that occurred in the third quarter of 2006. FNB United reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness.

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibits to this report are listed in the index to exhibits on pages 32, 33, 34 and 35 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNB United Corp.
(Registrant)

Date:	May 9, 2007	By:	/s/ Jerry A. Little
Jerry A. Little
Treasurer and Secretary
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.10	Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed March 16, 1985.

3.11	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 10, 1988, incorporated herein by reference to Exhibit 19.10 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988.

3.12	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 12, 1998, incorporated herein by reference to Exhibit 3.12 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

3.13	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 23, 2003, incorporated herein by reference to Exhibit 3.13 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2003.

3.14	Articles of Amendment to Articles of Incorporation of the Registrant, adopted March 15, 2006, incorporated herein by reference to Exhibit 3.14 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2006.

3.15	Articles of Merger, setting forth amendment to Articles of Incorporation of the Registrant, effective April 28, 2006, incorporated herein by reference to Exhibit 3.15 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2006.

3.20	Amended and Restated Bylaws of the Registrant, adopted March 18, 2004, incorporated herein by reference to Exhibit 3.20 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004.

4.10	Specimen of Registrant’s Common Stock Certificate, incorporated herein by reference to Exhibit 4 to Amendment No. 1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed April 19, 1985.

4.20	Indenture dated as of November 4, 2005, between FNB Corp. and U.S. Bank, National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report dated November 4, 2005.

Exhibit No.	Description of Exhibit
4.21	Amended and Restated Declaration of Trust of FNB United Statutory Trust I dated as of November 4, 2005, among FNB Corp., as sponsor, U.S. Bank, National Association, as institutional trustee, and Michael C. Miller and Jerry A. Little, as administrators, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report dated November 4, 2005.

4.30	Junior Subordinated Indenture dated as of April 27, 2006, between FNB Corp. and Wilmington Trust Company, as trustee, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report dated April 27, 2006 and filed April 28, 2006.

4.31	Amended and Restated Trust Agreement of FNB United Statutory Trust II dated as of April 27, 2006, among FNB Corp., as sponsor, Wilmington Trust Company, as institutional trustee, and Michael C. Miller and Jerry A. Little, as administrators, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report dated April 27, 2006 and filed April 28, 2006.

10.10*	Form of Split Dollar Insurance Agreement dated as of November 1, 1987 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 19.20 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988.

10.11*	Form of Amendment to Split Dollar Insurance Agreement dated as of November 1, 1994 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.20*	Stock Compensation Plan as amended effective May 12, 1998, incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

10.21*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.22*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.23*	FNB United Corp. 2003 Stock Incentive Plan, as amended.

Exhibit No.	Description of Exhibit
10.24*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

10.25*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003.

10.26*	Form of Restricted Stock Agreement between FNB United Corp. and certain of its key employees and non-employee directors, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.26 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2006.

10.30*	Employment Agreement dated as of January 1, 2006 among FNB Corp., First National Bank and Trust Company and Michael C. Miller, incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on January 6, 2006.

10.31*	Carolina Fincorp, Inc. Stock Option Plan (assumed by the Registrant on April10, 2000), incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-54702).

10.32*	Employment Agreement dated as of April 10, 2000 between First National Bank and Trust Company and R. Larry Campbell, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2000.

10.33*	First Amendment to Employment Agreement dated as of June 30, 2006 between First National Bank and Trust Company and R. Larry Campbell, incorporated herein by reference to Exhibit 10 to the Registrant’s Form 8-K Current Report dated June 30, 2006 and filed July 7, 2006.

10.34*	Nonqualified Supplemental Retirement Plan with R. Larry Campbell, incorporated herein by reference to Exhibit 10(c) to the Annual Report on Form 10-KSB of Carolina Fincorp, Inc. for the fiscal year ended June 30, 1997.

10.35*	Form of Change of Control Agreement between FNB United Corp. and certain of its key employees and officers, incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2006.

Exhibit No.	Description of Exhibit
10.40	Guarantee Agreement dated as of November 4, 2006, by FNB Corp. for the benefit of the holders of trust preferred securities, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated November 4, 2005 and filed November 8, 2005.

10.41	Guarantee Agreement dated as of April 27, 2006, between FNB Corp. and Wilmington Trust Company, as guarantee trustee, for the benefit of the holders of trust preferred securities, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated April 27, 2006 and filed April 28, 2006.

31.10	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.11	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, or compensatory plan or arrangement.