Form 10-Q
period 2007-06-30
FNB United Corp.
filed 2007-08-09
CIK 764811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 11,375,235 shares of $2.50 par value common stock outstanding at August 8, 2007.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FNB United Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,		December 31, 2006
	2007	2006
	(in thousands, except share and per share data)
ASSETS
Cash and due from banks	$34,844	$27,544	$35,225
Interest-bearing bank balances	1,729	30,873	42,929
Federal funds sold	317	18,643	30,186
Investment securities:
Available for sale, at estimated fair value (amortized cost of $200,389, $195,796 and $128,367)	200,141	193,681	128,945
Held to maturity (estimated fair value of $36,932, $40,515 and $41,865)	38,418	42,480	42,870
Loans:
Loans held for sale	27,123	21,879	20,862
Loans held for investment	1,352,576	1,267,323	1,301,840
Less allowance for loan losses	(15,705)	(15,603)	(15,943)

Net loans	1,363,994	1,273,599	1,306,759

Premises and equipment, net	45,882	43,502	45,691
Goodwill	110,553	112,926	110,956
Core deposit premiums	6,968	7,788	7,378
Other assets	60,561	65,668	64,643

Total Assets	$1,863,407	$1,816,704	$1,815,582

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$163,339	$155,071	$158,938
Interest-bearing deposits:
Demand, savings and money market deposits	477,867	467,954	463,355
Time deposits of $100,000 or more	364,697	352,890	365,770
Other time deposits	439,427	428,083	432,950

Total deposits	1,445,330	1,403,998	1,421,013

Retail repurchase agreements	28,181	21,113	23,161
Federal Home Loan Bank advances	64,602	87,703	65,825
Federal funds purchased	8,950	—	—
Other borrowed funds	83,884	78,992	78,032
Other liabilities	19,988	20,424	19,883

Total Liabilities	1,650,935	1,612,230	1,607,914

Shareholders’ equity:
Preferred stock - $10.00 par value; authorized 200,000 shares, none issued	—	—	—
Common stock - $2.50 par value; authorized 50,000,000 shares, issued shares - 11,372,738, 11,127,864 and 11,293,992	28,432	27,820	28,235
Surplus	113,282	111,143	112,213
Retained earnings	72,701	66,793	68,662
Accumulated other comprehensive loss	(1,943)	(1,282)	(1,442)

Total Shareholders’ Equity	212,472	204,474	207,668

Total Liabilities and Shareholders’ Equity	$1,863,407	$1,816,704	$1,815,582

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except share and per share data)
Interest Income
Interest and fees on loans	$28,569	$22,831	$56,438	$38,037
Interest and dividends on investment securities:
Taxable income	2,231	1,968	3,887	3,264
Non-taxable income	491	548	1,045	1,008
Other interest income	423	459	1,241	623

Total interest income	31,714	25,806	62,611	42,932

Interest Expense
Deposits	13,245	9,247	26,043	14,750
Retail repurchase agreements	319	197	624	361
Federal Home Loan Bank advances	674	938	1,355	1,797
Federal funds purchased	27	—	27	8
Other borrowed funds	1,390	1,047	2,678	1,558

Total interest expense	15,655	11,429	30,727	18,474

Net Interest Income	16,059	14,377	31,884	24,458
Provision for loan losses	476	405	1,000	482

Net Interest Income After Provision for Loan Losses	15,583	13,972	30,884	23,976

Noninterest Income
Service charges on deposit accounts	2,279	2,099	4,329	3,516
Mortgage loan sales	1,368	1,133	2,506	2,096
Cardholder and merchant services income	537	420	1,044	789
Trust and investment services	461	362	832	655
Other service charges, commissions and fees	319	247	656	497
Bank owned life insurance	215	219	451	378
Other income	199	124	502	183

Total noninterest income	5,378	4,604	10,320	8,114

Noninterest Expense
Personnel expense	8,199	6,766	16,618	12,037
Net occupancy expense	1,390	931	2,569	1,532
Furniture and equipment expense	1,247	1,134	2,360	1,779
Data processing services	470	427	1,002	1,020
Other expense	4,015	3,003	7,353	5,308

Total noninterest expense	15,321	12,261	29,902	21,676

Income Before Income Taxes	5,640	6,315	11,302	10,414
Income taxes	1,949	2,282	3,859	3,704

Net Income	$3,691	$4,033	$7,443	$6,710

Net income per common share:
Basic	$0.33	$0.42	$0.66	$0.84
Diluted	$0.33	$0.41	$0.66	$0.83

Weighted average number of shares outstanding:
Basic	11,318,908	9,670,409	11,291,270	8,034,332
Diluted	11,343,367	9,795,772	11,319,427	8,129,695

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Six Months Ended June 30, 2007 and June 30, 2006 (unaudited)

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands, except share and per share data)
Balance, December 31, 2005	6,370,486	$15,926	$23,542	$62,711	$136	$102,315
Comprehensive income:
Net income	—	—	—	6,710	—	6,710
Other comprehensive income:
Unrealized securities losses, net of income tax benefit of $922	—	—	—	—	(1,418)	(1,418)

Total comprehensive income	—	—	—	—	—	5,292

Cash dividends declared, $.30 per share	—	—	—	(2,628)	—	(2,628)
Merger acquisition of subsidiary company:
Common stock issued	4,654,504	11,636	83,176	—	—	94,812
Fair value of stock options assumed	—	—	3,311	—	—	3,311
Stock options:
Proceeds from options exercised	102,874	258	647	—	—	905
Compensation expense recognized	—	—	246			246
Net tax benefit related to option exercises	—	—	221	—	—	221

Balance, June 30, 2006	11,127,864	$27,820	$111,143	$66,793	$(1,282)	$204,474

Balance, December 31, 2006	11,293,992	$28,235	$112,213	$68,662	$(1,442)	$207,668
Comprehensive income:
Net income	—	—	—	$7,443	—	7,443
Other comprehensive income:
Unrealized securities losses, net of income tax benefit of $325	—	—	—	—	(501)	(501)

Total comprehensive income	—	—	—	—	—	6,942

Cash dividends declared, .30 per share	—	—	—	(3,404)	—	(3,404)
Stock options:	—			—	—	—
Proceeds from options exercised	76,314	191	489	—	—	680
Compensation expense recognized	—	—	266	—	—	266
Net tax benefit related to option exercises	—	—	150	—	—	150
Restricted stock:				—	—
Shares issued, subject to restriction	2,000	5	(5)	—	—	—
Compensation expense recognized	—	—	162	—	—	162
Other compensatory stock issued	432	1	7	—	—	8

Balance, June 30, 2007	11,372,738	$28,432	$113,282	$72,701	$(1,943)	$212,472

See accompanying notes to consolidated financial statements.

FNB United Corp. And Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,443	$6,710
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,800	1,239
Provision for loan losses	1,000	482
Deferred income taxes	341	159
Deferred loan fees and costs, net	(794)	(73)
Premium amortization and discount accretion of investment securities, net	19	(36)
Amortization of core deposit premiums	410	194
Stock compensation expense	436	246
Income from bank owned life insurance	(451)	(378)
Mortgage loans held for sale:
Originated loans	(213,209)	(164,992)
Proceeds from the sale of loans	209,454	163,565
Gain on mortgage loan sales	(2,506)	(2,096)
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(817)	337
Decrease in other assets	4,099	1,339
Increase (decrease) in accrued interest and other liabilities	545	(1,150)

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,770	5,546

CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-sale securities:
Proceeds from maturities and calls	27,089	6,236
Purchases	(96,556)	(6,825)
Held-to-maturity securities:
Proceeds from maturities and calls	4,378	7,529
Purchases	—	(1,226)
Net (increase) decrease in loans held for investment	(52,259)	7,337
Purchases of premises and equipment	(2,145)	(2,400)
Net cash received in merger transaction	—	10,256
Purchases of SBIC investments	—	(750)
Net change in other investments	—	66

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(119,493)	20,223

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	24,350	(813)
Net increase (decrease) in retail repurchase agreements	5,020	(3,783)
Net decrease in Federal Home Loan Bank advances	(1,195)	(17,005)
Net increase in federal funds purchased	8,950	—
Net increase in other borrowings	5,940	28,926
Proceeds from exercise of stock options	680	905
Tax benefit from exercise of stock options	150	221
Payment of cash dividends	(3,622)	(2,039)

NET CASH PROVIDED BY FINANCING ACTIVITIES	40,273	6,412

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(71,450)	32,181
CASH AND CASH EQUIVALENTS, BEGINNING	$108,340	$44,879

CASH AND CASH EQUIVALENTS, ENDING	$36,890	$77,060

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$30,243	$18,051
Income taxes, net of refunds	329	3,057
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed loans transferred to other real estate	1,092	379
Unrealized gains (losses) on securities available for sale, net of deferred taxes	(501)	(1,418)
Merger acquisition of subsidiary company:
Fair value of assets acquired	—	728,656
Fair value of common stock issued	—	98,123
Cash paid	—	27,717

Liabilities assumed	—	602,816

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

FNB United Corp. (“FNB United”) is a bank holding company whose wholly owned subsidiaries are CommunityONE Bank, National Association (“CommunityONE Bank”), formerly known as First National Bank and Trust Company prior to June 4, 2007, and Dover Mortgage Company (“Dover”). CommunityOne has two wholly owned subsidiaries, First National Investor Services, Inc. and Premier Investment Services, Inc. Through its subsidiaries, FNB United offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers. CommunityOne has offices in Alamance, Alexander, Ashe, Catawba, Chatham, Gaston, Guilford, Iredell, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes counties in North Carolina. Dover Mortgage Company operates mortgage production offices in Charlotte, Carolina Beach, Goldsboro, Greenville, Lake Norman, Leland, Raleigh, Wilmington and Wrightsville Beach, North Carolina.

The accompanying consolidated financial statements, prepared without audit, include the accounts of FNB United and its subsidiaries (collectively, the “Corporation”). All significant intercompany balances and transactions have been eliminated.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

The organization and business of FNB United, accounting policies followed by the Corporation and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Corporation’s 2006 annual report on Form 10-K. This quarterly report should be read in conjunction with that annual report.

2.	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include the balance sheet captions: cash and due from banks, interest-bearing bank balances and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

3.	Merger Information

Integrity Financial Corporation

On April 28, 2006, the Corporation completed a merger for the acquisition of Integrity Financial Corporation (“Integrity”), which was headquartered in Hickory, North Carolina and was the holding company for First Gaston Bank of North Carolina, including its divisions Catawba Valley Bank and Northwestern Bank. At the date of the merger, First Gaston Bank operated seventeen offices and, based on estimated fair values, had approximately $728.7 million in total assets, $475.3 million in net loans and $563.3 million in deposits. On August 1, 2006, First Gaston Bank was merged into First National Bank and Trust Company (now known as CommunityONE Bank). The primary reasons for the merger were as follows:

•

To create a banking organization, approximately two-thirds larger in total assets than FNB United prior to the merger, that could offer an expanded array of services; including the ability to provide larger loans and professional wealth management services in a community banking setting;

•

To expand the footprint of the Corporation from ten central-North Carolina counties to seventeen counties with forty two community offices, stretching from the Central and Southern Piedmont to the Foothills and Mountains of Western North Carolina, including areas of the state which possessed faster income and population growth characteristics than many existing FNB United franchise areas; and

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

The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Integrity were recorded based on estimated fair values as of April 28, 2006, with the estimate of goodwill being subject to possible adjustment during the one-year period from that date. The adjustments recorded during that one-year period resulted in a net $484,000 reduction in the amount initially recorded for goodwill. The consolidated financial statements include the results of operations of Integrity since April 28, 2006.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic EPS denominator - Weighted average number of common shares outstanding	11,318,908	9,670,409	11,291,270	8,034,332
Dilutive share effect arising from assumed exercise of stock options	24,459	125,363	28,157	95,363

Diluted EPS denominator	11,343,367	9,795,772	11,319,427	8,129,695

For the three months ended June 30, 2007 and 2006 there were 363,221 and 304,760 shares, respectively, related to stock options and restricted stock that were antidilutive based on the methodology for determining their dilutive effect, and for the six months ended June 30, 2007 and 2006, there were 368,272 and 229,159 shares, respectively, related to stock options and restricted stock that were antidilutive. These common stock equivalents were omitted from the calculations of diluted EPS for their respective periods.

5.	Loans

Following is a summary of loans at each of the balance sheet dates presented:

	At June 30, 2007		At June 30, 2006		At December 31, 2006
	Amount	% of	Amount	% of	Amount	% of
	(Dollars in thousands)
Real estate - residential mortgage	$358,086	26.0%	$349,714	25.3%	$340,044	25.7%
Real estate - commercial	330,027	23.9%	271,759	19.7%	304,546	23.0%
Commercial and industrial loans	298,468	21.6%	338,617	24.5%	310,130	23.4%
Real estate - construction loans	297,076	21.5%	238,077	17.3%	278,124	21.0%
Consumer loans	35,223	2.6%	39,998	2.9%	39,102	3.0%
Other loans	60,819	4.4%	51,037	3.7%	50,756	3.8%

Gross Loans	1,379,699	100.0%	1,289,202	93.4%	1,322,702	100.0%

Allowance for loan losses	(15,705)		(15,757)		(15,943)

Net Loans	1,363,994		1,273,445		1,306,759

6.	Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)
Balance at beginning of period	$15,757	$9,713	$15,943	$9,698
Provision for loan losses	476	405	1,000	482
Adjustment for reserve for unfunded commitments	—	36		36
Net charge-offs
Charge-offs	(1,031)	(1,309)	(2,229)	(1,858)
Recoveries	503	720	991	1,207

Net charge-offs	(528)	(589)	(1,238)	(651)

Purchase accounting adjustment	—	6,038	—	6,038

Balance, end of period	$15,705	$15,603	$15,705	$15,603

Annualized net charge-offs during the period to average loans	0.16%	0.21%	0.37%	0.27%
Annualized net charge-offs during the period to allowance for loan losses	13.45%	15.10%	31.53%	16.69%
Allowance for loan loss to loans held for investment	1.16%	1.23%	1.16%	1.23%

7.	Supplementary Income Statement Information

Significant components of other expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)
Professional Fees	$536	$315	$907	$521
Advertising and marketing	626	379	889	559
Communications	345	279	697	464
Stationery, printing and office supplies	377	316	640	595
Other	2,130	1,714	4,219	3,169

Total	$4,015	$3,003	$7,353	$5,308

8.	Postretirement Employee Benefit Plans

Information concerning the net periodic cost of the Corporation’s postretirement benefit plans is as follows:

	Three Months Ended June 30, 2007
	Pension Plan	Supplemental Executive Retirement Plan	Other Postretirement Defined Benefit Plans
	(in thousands)
Service cost	$60	$26	$4
Interest cost	161	33	18
Expected return on plan assets	(235)	—	—
Amortization of prior service cost	1	18	(1)
Amortization of transition obligation	—	—	—
Recognized net actuarial loss	16	7	4

Net periodic postretirement benefit cost	$3	$84	$25

	Three Months Ended June 30, 2006
	Pension Plan	Supplemental Executive Retirement Plan	Other Postretirement Defined Benefit Plans
	(in thousands)
Service cost	$201	$25	$22
Interest cost	163	23	22
Expected return on plan assets	(224)	—	—
Amortization of prior service cost	7	12	—
Amortization of transition obligation	—	—	5
Recognized net actuarial loss	48	8	3

Net periodic postretirement benefit cost	$195	$68	$52

	Six Months Ended June 30, 2007
	Pension Plan	Supplemental Executive Retirement Plan	Other Postretirement Defined Benefit Plans
	(in thousands)
Service cost	$120	$52	$8
Interest cost	322	66	36
Expected return on plan assets	(470)	—	—
Amortization of prior service cost	2	36	(2)
Amortization of transition obligation	—	—	—
Recognized net actuarial loss	32	14	8

Net periodic postretirement benefit cost	$6	$168	$50

	Six Months Ended June 30, 2006
	Pension Plan	Supplemental Executive Retirement Plan	Other Postretirement Defined Benefit Plans
	(in thousands)
Service cost	$402	$50	$44
Interest cost	326	46	44
Expected return on plan assets	(448)	—	—
Amortization of prior service cost	14	24	—
Amortization of transition obligation	—	—	10
Recognized net actuarial loss	96	16	6

Net periodic postretirement benefit cost	$390	$136	$104

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

In connection with its asset/liability management objectives, the Corporation (in 2004) entered into an interest rate swap on a $7.0 million Federal Home Loan Bank (FHLB) advance that converts the fixed rate cash flow exposure on the FHLB advance to a variable rate cash flow. As structured, the pay-variable, receive-fixed swap is evaluated as being a fair value hedge with no ineffectiveness; and, consequently, the difference in cash flows in each period between the variable rate interest payments that the Corporation makes and the fixed rate interest payments received is currently reported in earnings.

For the three months ended June 30, 2007 and 2006, the interest rate swap resulted in net increases of $36,000 and $30,000, respectively, in the interest expense that would otherwise have been reported for the FHLB advance, and for the six months ended June 30, 2007 and 2006, the interest rate swap resulted in net increases of $73,000 and $51,000, respectively, in interest expense. The fair value of the swap at June 30, 2007 was recorded on the consolidated balance sheet as a liability in the amount of $0.2 million, offset by a valuation adjustment in the same amount to the FHLB advance.

The Corporation has also identified the following derivative instruments which were recorded on the consolidated balance sheet at June 30, 2007: commitments to originate fixed rated residential mortgage loans and forward sales commitments

Dover Mortgage Company originates certain fixed rate residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a fixed rate residential mortgage loan with a potential borrower and the time the closed loan is sold, the Corporation is subject to variability in market prices related to these commitments. The Corporation believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate fixed rate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate fixed rate residential mortgage loans totaled $25.1 million at June 30, 2007, and the related forward sales commitments totaled $25.1 million. Loans held for sale by Dover Mortgage Company totaled $22.2 million at June 30, 2007 and the related forward sales commitments totaled $22.2 million.

CommunityONE Bank had loans held for sale of $4.9 million at June 30, 2007. Binding commitments of CommunityONE Bank for the origination of mortgage loans intended to be held for sale at June 30, 2007 were not material.

10.	Recently Adopted Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material effect on its consolidated financial position or results of operations.

The Corporation adopted the provisions of SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, effective January 1, 2007. The adoption of the provisions of SFAS No. 155 had no material effect on financial position or results of operations.

The provisions of SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140, were effective beginning January 1, 2007. The adoption of the provisions of SFAS No. 156 had no material effect on financial position or results of operations.

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

The Corporation is considered to have two principal business segments: the full-service subsidiary bank, CommunityONE Bank, and the mortgage banking subsidiary, Dover Mortgage Company. Dover originates, underwrites and closes loans for sale into the secondary market. Financial performance for each segment is detailed in the following tables. Included in the “Other” column are amounts for other corporate activities, including the interest expense recognized on trust preferred securities, and eliminations of intersegment transactions.

	Three Months Ended, June 30, 2007
	CommunityOne Bank	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$31,425	$289	$—	$31,714
Interest expense	14,265	289	1,101	15,655

Net interest income	17,160	—	(1,101)	16,059
Provision for loan losses	476	—	—	476

Net interest income after provision for loan losses	16,684	—	(1,101)	15,583
Noninterest income	4,401	994	(17)	5,378
Noninterest expense	14,269	990	62	15,321

Income (loss) before income taxes	6,816	4	(1,180)	5,640
Income taxes (benefit)	2,355	7	(413)	1,949

Net income (loss)	$4,461	$(3)	$(767)	$3,691

Total Assets	$1,834,255	$26,492	$2,660	$1,863,407
Net Loans	1,341,774	22,220	—	1,363,994
Goodwill	108,394	2,159	—	110,553
Equity	265,834	4,336	(57,698)	212,472

	Three Months Ended, June 30, 2006
	CommunityOne Bank	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$25,576	$230	$—	$25,806
Interest expense	10,382	205	842	11,429

Net interest income	15,194	25	(842)	14,377
Provision for loan losses	405	—	—	405

Net interest income after provision for loan losses	14,789	25	(842)	13,972
Noninterest income	3,686	862	56	4,604
Noninterest expense	11,355	800	106	12,261

Income (loss) before income taxes	7,120	87	(892)	6,315
Income taxes (benefit)	2,554	40	(312)	2,282

Net income (loss)	$4,566	$47	$(580)	$4,033

Total Assets	$1,789,272	$23,613	$3,819	$1,816,704
Net Loans	1,256,170	17,429	—	1,273,599
Goodwill	109,142	3,784	—	112,926
Equity	253,919	5,820	(55,265)	204,474

	Six Months Ended, June 30, 2007
	CommunityOne Bank	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$62,116	$495	$—	$62,611
Interest expense	28,049	485	2,193	30,727

Net interest income	34,067	10	(2,193)	31,884
Provision for loan losses	1,000	—		1,000

Net interest income after provision for loan losses	33,067	10	(2,193)	30,884
Noninterest income	8,408	1,897	15	10,320
Noninterest expense	27,827	1,952	123	29,902

Income (loss) before income taxes	13,648	(45)	(2,301)	11,302
Income taxes (benefit)	4,692	(6)	(827)	3,859

Net income (loss)	$8,956	$(39)	$(1,474)	$7,443

Total Assets	$1,834,255	$26,492	$2,660	$1,863,407
Net Loans	1,341,774	22,220	—	1,363,994
Goodwill	108,394	2,159	—	110,553
Equity	265,834	4,336	(57,698)	212,472

	Six Months Ended, June 30, 2006
	CommunityOne Bank	Dover Mortgage Company	Other	Total
	(in thousands)
Interest income	$42,511	$421	$—	$42,932
Interest expense	16,952	374	1,148	18,474

Net interest income	25,559	47	(1,148)	24,458
Provision for loan losses	482	—	—	482

Net interest income after provision for loan losses	25,077	47	(1,148)	23,976
Noninterest income	6,307	1,693	114	8,114
Noninterest expense	19,856	1,646	174	21,676

Income (loss) before income taxes	11,528	94	(1,208)	10,414
Income taxes (benefit)	4,077	49	(422)	3,704

Net income (loss)	$7,451	$45	$(786)	$6,710

Total Assets	$1,789,272	$23,613	$3,819	$1,816,704
Net Loans	1,256,170	17,429	—	1,273,599
Goodwill	109,142	3,784	—	112,926
Equity	253,919	5,820	(55,265)	204,474

12.	Comprehensive Income

For the three months ended June 30, 2007 and 2006, total comprehensive income, consisting of net income and unrealized securities losses, net of tax benefit, was $3,284,000 and $3,083,000, respectively. The income tax benefit related to unrealized securities losses amounted to $279,000 and $616,000, respectively

For the six months ended June 30, 2007 and 2006, total comprehensive income, consisting of net income and unrealized securities losses, net of tax benefit, was $6,942,000 and $5,292,000, respectively. The income tax benefit related to unrealized securities losses amounted to $325,000 and $922,000, respectively

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to assist in the understanding and evaluation of the financial condition, changes in financial condition and results of operations of FNB United Corp. (“FNB United” or the “Parent Company”) and its wholly owned subsidiaries, CommunityONE Bank, National Association (“CommunityONE Bank”), formerly known as First National Bank and Trust Company prior to June 4, 2007, and Dover Mortgage Company (“Dover”), collectively referred to as the “Corporation”. This discussion should be read in conjunction with the financial information appearing elsewhere in this report.

Overview

Description of Operations

FNB United is a bank holding company with a full-service subsidiary bank, CommunityONE Bank, which offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers. CommunityONE Bank has offices in Alamance, Alexander, Ashe, Catawba, Chatham, Gaston, Guilford, Iredell, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes counties in North Carolina.

Additionally, FNB United has a mortgage banking subsidiary, Dover Mortgage Company, which originates, underwrites and closes loans for sale into the secondary market. Dover operates mortgage production offices in Charlotte, Carolina Beach, Goldsboro, Greenville, Lake Norman, Leland, Raleigh, Wilmington and Wrightsville Beach, North Carolina.

For business segment information related to the financial performance of CommunityONE Bank and Dover Mortgage Company, see Note 11 to the Consolidated Financial Statements.

Merger Acquisition of Integrity Financial Corporation in 2006

On April 28, 2006, the Corporation completed a merger for the acquisition of Integrity Financial Corporation (“Integrity”), which was headquartered in Hickory, North Carolina and was the holding company for First Gaston Bank of North Carolina, including its divisions Catawba Valley Bank and Northwestern Bank. At the date of the merger, First Gaston Bank operated seventeen offices and, based on estimated fair values, had approximately $728.7 million in total assets, $475.3 million in net loans and $563.3 million in deposits. On August 1, 2006, First Gaston Bank was merged into First National Bank and Trust Company (now known as CommunityONE Bank). The primary reasons for the merger were as follows:

•

To create a banking organization, approximately two-thirds larger in total assets than FNB United prior to the merger, that could offer an expanded array of services including the ability to provide larger loans and professional wealth management services in a community banking setting;

•

To expand the footprint of the company from ten central-North Carolina counties to seventeen counties with forty two community offices, stretching from the Central and Southern Piedmont to the Foothills and Mountains of Western North Carolina, including areas of the state which possessed faster income and population growth characteristics than many existing FNB United franchise areas; and

•	To create shareholder value based upon the opportunities set out above.

Pursuant to the terms of the merger, each share of Integrity common stock was converted into 0.8743 shares of FNB United common stock and $5.20 in cash. The aggregate purchase price was $127.2 million, consisting of $27.7 million in cash payments to Integrity shareholders, 4,654,504 shares of FNB United common stock valued at $94.8 million, outstanding Integrity stock options valued at $3.3 million and transaction costs of $1.4 million. The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Integrity were recorded based on estimated fair values as of April 28, 2006, with the estimate of goodwill being subject to possible adjustment during the one-year period from that date. The adjustments recorded during that one-year period resulted in a net $484,000 reduction in the amount initially recorded for goodwill. The consolidated financial statements include the results of operations of Integrity since April 28, 2006.

Financial Summary

As noted above, Integrity was acquired through merger effective April 28, 2006 and was accounted for using the purchase method of accounting. Consequently, the quarter ended June 30, 2007 includes the results of operations for three months for the combined companies (FNB United and Integrity), while the quarter ended June 30, 2006 includes three months for FNB United and only two months for Integrity. Similarly, year-to-date June 30, 2007 includes six months of operations for the combined companies, while year-to-date June 30, 2006 includes six months for FNB United and only two months for Integrity. Concurrently, the calculation of earnings per share for all periods disclosed was impacted by the issuance of additional shares associated with the merger.

The Corporation earned $3.69 million in the second quarter of 2007, an 8.5% decrease from earnings of $4.03 million in the same period of 2006. The decrease in net income resulted from improved levels of net interest income and noninterest income, partially offset by a higher provision for loan losses and higher noninterest expense. Quarterly basic earnings per share decreased from $.42 to $.33 and diluted earnings per share decreased from $.41 to $.33. On a year-to-date basis, earnings for the six months ended June 30, 2007 were $7.44 million, a 10.9% increase from earnings of $6.71 million in the same period of 2006. Net income was affected by the same factors on a comparative basis as noted for the quarterly results above. Year-to-date basic earnings per share decreased from $.84 to $.66 and diluted earnings per share decreased from $.83 to $.66.

Total assets were $1.86 billion at June 30, 2007, up 2.6% from both June 30, 2006 and December 31, 2006. Gross loans of $1.38 billion at June 30, 2007 represented an increase of $90.5 million or 7.0% from $1.29 billion at June 30, 2006 and an increase of $57.0 million or 4.3% from $1.32 billion at December 31, 2006. Total deposits of $1.45 billion at June 30, 2007 represented an increase of $41.3 million or 2.9% from $1.40 billion at June 30, 2006 and an increase of $24.3 million or 1.7% from $1.42 billion at December 31, 2006.

Financial highlights are presented in the table below.

Table 1

Selected Financial Data

	Second Quarter		YTD - Six Months
	2007	2006	2007	2006
	(dollars in thousands, except per share data)
Selected components income statement data
Interest income	$31,714	$25,806	$62,611	$42,932
Interest expense	15,655	11,429	30,727	18,474

Net interest income	16,059	14,377	31,884	24,458
Provision for loan losses	476	405	1,000	482

Net interest income after provision for loan losses	15,583	13,972	30,884	23,976
Noninterest income	5,378	4,604	10,320	8,114
Noninterest expense	15,321	12,261	29,902	21,676

Income before income taxes	5,640	6,315	11,302	10,414
Income taxes	1,949	2,282	3,859	3,704

Net income	$3,691	$4,033	$7,443	$6,710

Common share data
Basic earnings per share	$0.33	$0.42	$0.66	$0.84
Diluted earnings per share	0.33	0.41	0.66	0.83
Dividends	0.15	0.15	0.30	0.30
Book value per share	18.68	18.37	18.68	18.37
Weighted average shares outstanding-basic	11,318,908	9,670,409	11,291,270	8,034,332
Weighted average shares outstanding-diluted	11,343,367	9,795,772	11,319,427	8,129,695

Financial condition data
Total Assets	$1,863,407	$1,816,704	$1,863,407	$1,816,704
Securities	238,559	236,161	238,559	236,161
Net Loans	1,363,994	1,273,599	1,363,994	1,273,599
Deposits	1,445,330	1,403,998	1,445,330	1,403,998
Goodwill	110,553	112,926	110,553	112,926
Borrowings	148,486	166,695	148,486	166,695
Shareholders’ Equity	212,472	204,474	212,472	204,474

Average Balances
Total Assets	$1,855,436	$1,595,071	$1,843,014	$1,344,862
Securities	226,605	221,696	207,924	191,974
Loans	1,355,601	1,134,738	1,344,256	973,024
Interest-earning assets	1,614,120	1,397,699	1,599,080	1,193,187
Deposits	1,448,022	1,218,862	1,437,390	1,028,699
Total interest-bearning liabilities	1,459,458	1,255,188	1,451,703	1,067,368
Shareholders’ Equity	211,679	178,124	210,435	141,457

Performance Ratios
Return on average assets	0.80%	1.01%	0.81%	1.01%
Return on tangible assets	0.85%	1.08%	0.87%	1.05%
Return on average equity	6.99%	9.08%	7.13%	9.57%
Return on tangible equity	15.81%	18.59%	16.26%	17.03%
Net interest margin	4.07%	4.26%	4.11%	4.26%
Non-interest income to average assets	1.16%	1.16%	1.13%	1.22%
Non-interest expense to average assets	3.31%	3.08%	3.27%	3.25%
Efficiency Ratio	71.47%	64.60%	70.85%	66.55%

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

Earnings Performance

Net Interest Income

Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities. An analysis is presented in Table 2 of the Corporation’s net interest income on a taxable-equivalent basis and average balance sheet for the three months ended June 30, 2007 and 2006 and also for the six months then ended.

For the three months ended June 30, 2007, net interest income before the provision for loan losses was $16.1 million, an increase of $1.7 million or 11.8% from $14.4 million for the same quarter in 2006. The increase was primarily due to a $221 million increase in average loan balances associated with the Integrity acquisition. For the six months ended June 30, 2007, net interest income before the provision for loan losses was $31.9 million, an increase of $7.4 million or 30.2% from $24.5 million for the same period in 2006. The increase was primarily due to a $371 million increase in average loan balances associated with the Integrity acquisition.

The net interest margin (taxable-equivalent net interest income divided by average earning assets) compressed 18 basis points to 4.07 % for the three months ended June 30, 2007, compared to 4.25% in the same period in 2006. The decline in the net interest margin was attributable to pressures associated with an inverted yield curve whereby short-term rates are higher than long-term rates. While the Corporation experienced a 43 basis points increase in the yield on earning assets, the cost of interest-bearing liabilities increased 65 basis points. Growth in earning assets was funded by higher cost deposits and wholesale borrowings. The pattern was similar for the six months ended June 30, 2007 with the net interest margin decreasing 15 basis points to 4.11% compared to 4.26% in the same period of 2006 and with the yield on earning assets and the cost of interest-bearing liabilities increasing 59 basis points and 78 basis points, respectively.

Table 2

Average Balances and Net Interest Income Analysis

	Three Months Ended June 30,
	2007			2006
	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
	(taxable equivalent basis, dollars in thousands)
Interest-earning assets:
Loans	$1,355,601	$28,623	8.47%	$1,134,738	$22,898	8.09%
Investment securities:
Taxable income	172,077	2,231	5.20%	165,934	2,041	4.93%
Non-taxable income	54,528	757	5.57%	55,762	843	6.06%
Federal funds sold	23,912	321	5.38%	21,674	262	4.85%
Interest bearing bank deposits	8,002	102	5.11%	19,591	197	4.03%

Total interest-earning assets	1,614,120	32,034	7.96%	1,397,699	26,241	7.53%

Other assets	241,316			197,372

Total assets	$1,855,436			$1,595,071

Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$166,362	666	1.61%	$159,435	635	1.60%
Savings deposits	49,628	35	0.28%	55,238	54	0.39%
Money market deposits	258,143	2,678	4.16%	171,517	1,548	3.62%
Certificates and other time deposits	811,182	9,866	4.88%	693,041	7,010	4.06%
Retail repurchase agreements	28,012	319	4.57%	18,943	197	4.17%
Federal funds purchased	1,864	27	5.81%	—	—	—
Federal Home Loan Bank advances	64,662	674	4.18%	88,440	938	4.25%
Other borrowed funds	79,605	1,390	7.00%	68,574	1,047	6.12%

Total interest-bearing liabilities	1,459,458	15,655	4.30%	1,255,188	11,429	3.65%

Non-interest bearing demand deposits	162,707			139,631
Other liabilities	21,592			22,128
Shareholders’ equity	211,679			178,124

Total liabilities and shareholders’ equity	$1,855,436			$1,595,071

Net interest income and interest rate spread		$16,379	3.66%		$14,812	3.88%

Net yield on average interest-earning assets			4.07%			4.25%

Ratio of average interest-earning assets to average interest-bearing liabilities			110.60%			111.35%

	Six Months Ended June 30,
	2007			2006
	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
	(taxable equivalent basis, dollars in thousands)
Interest-earning assets:
Loans	$1,344,256	$56,550	8.48%	$973,024	$38,132	7.90%
Investment securities:
Taxable income	152,303	3,887	5.15%	139,491	3,389	4.90%
Non-taxable income	55,621	1,608	5.83%	52,483	1,556	5.98%
Federal funds sold	33,890	881	5.24%	17,323	408	4.75%
Interest bearing bank deposits	13,010	360	5.58%	10,866	215	3.99%

Total interest-earning assets	1,599,080	63,286	7.98%	1,193,187	43,700	7.39%

Other assets	243,934			151,675

Total assets	$1,843,014			$1,344,862

Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$167,603	1,382	1.66%	$135,945	988	1.47%
Savings deposits	49,925	70	0.28%	52,487	94	0.36%
Money market deposits	249,427	5,114	4.13%	127,128	2,010	3.19%
Certificates and other time deposits	811,068	19,477	4.84%	593,493	11,658	3.96%
Retail repurchase agreements	27,260	624	4.62%	18,068	361	4.03%
Federal funds purchased	937	27	5.81%	268	8	6.02%
Federal Home Loan Bank advances	65,245	1,355	4.19%	86,860	1,797	4.17%
Other borrowed funds	80,238	2,678	6.73%	53,119	1,558	5.91%

Total interest-bearing liabilities	1,451,703	30,727	4.27%	1,067,368	18,474	3.49%

Non-interest bearing demand deposits	159,367			119,646
Other liabilities	21,509			16,391
Shareholders’ equity	210,435			141,457

Total liabilities and shareholders’ equity	$1,843,014			$1,344,862

Net interest income and interest rate spread		$32,559	3.71%		$25,226	3.90%

Net yield on average interest-earning assets			4.11%			4.26%

Ratio of average interest-earning assets to average interest-bearing liabilities			110.15%			111.79%

1.	Yields on nontaxable securities and loans are stated on a taxable-equivalent basis assuming a Federal tax rate of 35%.
2.	Nonaccrual loans are included in the average loan balance. Average loan balances are shown net of unearned income. Loan fees and the incremental direct cost associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.

Provision for Loan Losses

The provision for loan losses is a charge against earnings to provide an allowance or reserve for probable losses inherent in the loan portfolio. The amount of each period’s charge is affected by several considerations including management’s evaluation of various risk factors in determining the adequacy of the allowance (see “Asset Quality”), actual loan loss experience and loan portfolio growth. During the three month period ended June 30, 2007, management determined a charge to operations of $476,000 would bring the allowance for loan losses to a balance considered to be adequate to reflect the growth in loans and to absorb probable losses inherent in the portfolio. This amount compared to $405,000 for the second quarter of 2006. The increase in the provision was primarily attributable to growth in loans outstanding. Net charge-offs for the three months ended June 30, 2007 totaled $528,000 or .16% annualized of average loans, compared to $589,000 or .21% annualized of average loans for the same 2006 period.

For the six-month period ended June 30, 2007, the provision for loan losses was $1,000,000 compared to $482,000 in the same period of 2006 The increase in the provision was attributable to loan growth and the level of net charge-offs. Net charge-offs for the six months ended June 30, 2007 totaled $1,238,000, or .37% annualized of average loans, compared to $651,000, or .27% annualized of average loans for the same 2006 period.

Noninterest Income

For the three months ended June 30, 2007, total noninterest income was $5.4 million, an increase of $774,000 or 16.8% compared to the same period in 2006, due partially to the effects of the acquisition of Integrity on April 28, 2006. Service charge income on deposit accounts, the largest component of noninterest income, was $2.3 million, an increase of $180,000 or 8.6%. An increase in mortgages sold to the secondary market generated an additional $235,000 of income in the 2007 first quarter over the same period last year. Concurrently, trust and investment services income was up $99 thousand on increased assets under management and increased securities sales compared to the same period in 2006. In addition, other service charges, commissions and fees were up $72 thousand over the second quarter of 2006. Of that amount $65 thousand was attributable to the write up of mortgage servicing rights, which were previously written down by $250 thousand in December 2006.

For the six months ended June 30, 2007, total noninterest income was $10.3 million, an increase of $2.2 million or 27.2% compared to the same period in 2006, due primarily to the acquisition of Integrity on April 28, 2006. In particular, reflecting the Integrity acquisition, service charge income on deposit accounts was up $813,000 or 23.1%. In other areas, income on mortgage loan sales increased $410,000, trust and investment services income was up $177,000 and the noninterest income category of other service charges, commissions and fees was up $159,000.

Noninterest Expense

Noninterest expense for the second quarter of 2007 was $15.3 million, a $3.1 million or a 25.0% increase compared to the second quarter of 2006. The second quarter of 2007 includes $368,000 of one-time costs associated with changing the name of First National Bank and Trust Company and all of its divisions to CommunityOne Bank. The major components of the increase were as follows: a $1.4 million increase in personnel expense, a $459,000 increase in net occupancy expense, a $113,000 increase in furniture and equipment expense and a $1.0 million increase in other expense which includes professional fees; advertising and marketing; stationery, printing and office supplies; communications and amortization of the core deposit premium intangible. All of these increases reflect the acquisition of Integrity on April 28, 2006.

For the first six months of 2007, noninterest expense, which was significantly impacted on a comparative basis by the Integrity acquisition, was $29.9 million, an $8.2 million or 37.9% increase compared to the same period in 2006. The major components of the increase were as follows: a $4.6 million increase in personnel expense, a $1.0 million increase in net occupancy expense, a $581,000 increase in furniture and equipment expense and a $2.0 million increase in other expense.

Income Taxes

The effective income tax rate decreased from 35.6% in the first six months of 2006 to 34.1% in the same period of 2007 due principally to lower levels of taxable income.

Balance Sheet Analysis

Investment Securities

At June 30, 2007, June 30, 2006 and December 31, 2006, the investment securities portfolio totaled $238.6 million, $236.2 million and $171.8 million, respectively. The level of investment securities was significantly reduced in the 2006 third quarter by the sale of approximately $120 million of available-for-sale securities. The level of investment securities has subsequently been restored to the pre-sale level.

Since December 31, 2006, total investment securities have increased 38.9%, with most of this increase coming during the 2007 first quarter. During the second quarter of 2007, gross loans grew $40.0 million; while deposits declined $20.4 million. The investment securities portfolio represents 14.7% and 11.0% of earning assets at June 30, 2007 and December 31, 2006, respectively.

At June 30, 2007, securities available for sale were $200.1 million compared to $128.9 million at December 31, 2006. Purchases in the available-for-sale portfolio were comprised of bullet and one-time callable agency securities with final maturities inside three years and short-lived CMOs. Available-for-sale securities are accounted for at fair value, with unrealized gains and losses recorded net of tax as a component of other comprehensive income in shareholders’ equity, unless the unrealized losses are considered other-than-temporary.

Investment securities held to maturity totaled $38.4 million at June 30, 2007, compared to $42.9 million at December 31, 2006. This component of the investment securities portfolio continues to decline as securities mature and all new investment securities purchases are classified as available for sale.

Loans

The Corporation’s primary source of revenue and largest component of earning assets is the loan portfolio. Gross loans increased $90.5 million or 7.0% from June 30, 2006 and $57.0 million or 4.3% from December 31, 2006 to $1.38 billion at June 30, 2007.

On an annualized basis, loans have grown at an 8.6% rate in the first six months of 2007. Net loan production was $40.0 million for the second quarter of 2007. This growth was driven primarily by construction loans.

Asset Quality

Management considers the asset quality of CommunityONE Bank to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. As part of the loan review function, a third party assessment group is employed to review the underwriting documentation and risk grading analysis.

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

Nonperforming loans at June 30, 2007 were $11.6 million or .86% of loans held for investment compared to $18.0 million or 1.41% of loans held for investment at June 30, 2006 and $11.1 million or .86% of loans held for investment at December 31, 2006. Other real estate owned was $3.1 million at June 30, 2007 compared to $2.0 million at June 30, 2006 and $3.4 million at December 31, 2006.

Allowance for loan losses

In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to a review of individual loans, historical loan loss experience, the value and adequacy of collateral and economic conditions in CommunityONE Bank’s market area. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In addition, various regulatory agencies, as an integral part of their examination process, periodically review CommunityONE Bank’s allowance for loan losses. Such agencies may require CommunityONE Bank to recognize changes to the allowance based on their judgments about information available to them at the time of their examinations. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance.

The adequacy of the allowance for loan losses is measured on a quarterly basis against an allocation model that assigns reserves to various components of the loan portfolio in order to provide for probable inherent losses. Homogeneous pools of loans are segregated, and classifications of individual loans within certain of these pools are identified using risk grades derived from regulatory risk guidelines and additional internal parameters. Utilizing the trailing four-year historical loss experience of CommunityONE Bank (prior to the merger with Integrity) combined with recent loss experience with the acquired Integrity loan portfolio and the assessment of portfolio quality and diversification trends and economic factors, a range of appropriate reserves is calculated for each classification and pool of loans. Allocated to each pool is a reserve amount within the calculated range, as supported by the historical loss ratios. Additional reserves are estimated and assigned to the most adversely classified loans based upon an individual analysis of present-value repayment and/or liquidation projections of each loan. A portion of the total reserve may be unallocated to any specific segment of the loan portfolio, but will not exceed the upper limit of the total calculated reserve range when aggregated with allocated portions. The determination within the allowance model of allocated and unallocated components is not necessarily indicative of future losses or allocations. The entire balance of the allowance for loan losses is available to absorb losses in any segment of the loan portfolio.

Changes in the allowance for loan losses follow:

Table 3

Allowance for Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)
Balance at beginning of period	$15,757	$9,713	$15,943	$9,698
Provision for loan losses	476	405	1,000	482
Adjustment for reserve for unfunded commitments	—	36		36
Net charge-offs
Charge-offs	(1,031)	(1,309)	(2,229)	(1,858)
Recoveries	503	720	991	1,207

Net charge-offs	(528)	(589)	(1,238)	(651)

Purchase accounting adjustment	—	6,038	—	6,038

Balance, end of period	$15,705	$15,603	$15,705	$15,603

Annualized net charge-offs during the period to average loans	0.16%	0.21%	0.37%	0.27%
Annualized net charge-offs during the period to allowance for loan losses	13.45%	15.10%	31.53%	16.69%
Allowance for loan loss to loans held for investment	1.16%	1.23%	1.16%	1.23%

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.16% at June 30, 2007, 1.23% at June 30, 2006 and 1.22% at December 31, 2006. The allowance percentage has remained within a range of 1.16% to 1.23% during the twelve-month period ended June 30, 2007 based on the results from application of the allowance model that assigns reserves to various components of the loan portfolio in order to provide for probable inherent losses.

Management believes the allowance for loan losses of $15.7 million at June 30, 2007 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires continuous evaluation and considerable judgment.

Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Corporation.

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

Total deposits increased $41.3 million or 2.9% from June 30, 2006 and $24.3 million or 1.7% from December 31, 2006 to $1.45 billion at June 30, 2007.

On an annualized basis, deposits have grown at a 3.4% rate in the first six months of 2007. During the first six months of 2007, the increases by deposit category were as follows: $4.4 million for noninterest-bearing demand deposits, $24.9 million for money market and $4.8 million for time deposits. Interest-bearing demand deposits and savings declined $7.7 million and $2.1 million, respectively.

Other Borrowed Funds

Other borrowed funds consist of subordinated debentures related to trust preferred securities and a line of credit for Dover Mortgage Company. At June 30, 2007, other borrowed funds totaled $83.9 million, an increase of $4.9 million from June 30, 2006 and $5.9 million from December 31, 2006. These increases are associated with draws on the line of credit by Dover to fund mortgage originations.

Liquidity

Liquidity for CommunityONE Bank refers to its continuing ability to meet deposit withdrawals, fund loan commitments and capital expenditures, maintain reserve requirements, pay operating expenses and provide funds to the Parent Company for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from five major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold, (c) lines for the purchase of federal funds from other banks, (d) the line of credit established at the Federal Home Loan Bank, less charges against that line for existing advances and letters of credit used to secure public funds on deposit, and (e) the investment securities portfolio. All debt securities are of investment grade quality and, if the need arises, can be liquidated on the open market or pledged as collateral for short-term borrowing.

Consistent with the general approach to liquidity, loans and other assets of CommunityONE Bank are based primarily on a core of local deposits and CommunityONE Bank’s capital position. To date, the steady increase in deposits, retail repurchase agreements and capital, supplemented by Federal Home Loan Bank advances and a modest amount of brokered deposits, has been adequate to fund loan demand in CommunityONE Bank’s market area, while maintaining the desired level of immediate liquidity and a substantial investment securities portfolio available for both immediate and secondary liquidity purposes.

Liquidity for Dover Mortgage Company refers to its continuing ability to fund mortgage loan commitments, pay operating expenses and provide funds to the Parent Company for payment of dividends, debt service and other operational requirements. Liquidity is principally available from a line of credit with another financial institution. During the third quarter 2007, it is anticipated that Dover, which is now a direct subsidiary of FNB United, will instead become a direct subsidiary of CommunityONE Bank and that a line of credit will be provided by CommunityONE Bank to Dover to replace the existing line of credit.

Commitments, Contingencies and Off-Balance Sheet Risk

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at June 30, 2007 are discussed below.

Commitments by CommunityONE Bank to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At June 30, 2007, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $404.2 million. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

CommunityONE Bank issues standby letters of credit whereby it guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to standby letters of credit was $16.7 million at June 30, 2007, $8.3 million at June 30, 2006 and $6.6 million at December 31, 2006.

Dover Mortgage Company originates certain fixed rate residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a fixed rate residential mortgage loan with a potential borrower and the time the closed loan is sold, the Corporation is subject to variability in market prices related to these commitments. The Corporation believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate fixed rate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate fixed rate residential mortgage loans totaled $25.1 million at June 30, 2007, and the related forward sales commitments totaled $25.1 million. Loans held for sale by Dover Mortgage Company totaled $22.2 million at June 30, 2007, and the related forward sales commitments totaled $22.2 million.

CommunityOne Bank had loans held for sale of $4.9 million at June 30, 2007. Binding commitments of CommunityOne Bank for the origination of mortgage loans intended to be held for sale at June 30, 2007 were not material.

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

The Corporation’s balance sheet was asset-sensitive at June 30, 2007. An asset-sensitive position means that, for cumulative gap measurement periods of one year or less, there are more assets than liabilities subject to immediate repricing as market rates change. Because immediately rate sensitive assets exceed rate sensitive interest-bearing liabilities, the earnings position could improve in a rising rate environment and could deteriorate in a declining rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

Capital Adequacy

Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1, Tier 2 and Tier 3, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders’ equity and qualifying amounts of perpetual preferred stock and trust preferred securities, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock; trust preferred securities and the allowance for loan losses. Tier 3 capital, applicable only to financial institutions subject to certain market risk capital guidelines, is capital allocated to support the market risk related to a financial institution’s ongoing trading activities. At June 30, 2007, FNB United and CommunityONE Bank were not subject to the market risk capital guidelines and, accordingly, had no Tier 3 capital allocation. Total capital, for risk-based purposes, consists of the sum of Tier 1, Tier 2 and Tier 3 capital. Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%. At June 30, 2007, FNB United and CommunityONE Bank had total capital ratios of 11.28% and 11.08%, respectively, and Tier 1 capital ratios of 8.90% and 10.01%.

The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.00%. At June 30, 2007, FNB United and CommunityONE Bank had leverage capital ratios of 7.41% and 8.88%, respectively.

CommunityONE Bank is also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized, a bank must have a minimum ratio for total capital of 10.00%, for Tier 1 capital of 6.00% and for leverage capital of 5.00%. As noted above, CommunityONE Bank met all of those ratio requirements at June 30, 2007 and, accordingly, is well-capitalized under the regulatory framework for prompt corrective action.

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

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits companies to choose to measure eligible items at fair value at specified election dates. Companies will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS No. 159 requires additional disclosures related to the fair value measurements included in a company’s financial statements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted; however, the Corporation will adopt SFAS No. 159 effective January 1, 2008. The Corporation is evaluating the impact of SFAS No. 159 on the consolidated financial statements.

The Emerging Issues Task Force (“EITF”) reached a consensus at its September 2006 meeting regarding EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. This EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Corporation has not determined the impact of adopting EITF 06-4 on its consolidated financial statements.

The EITF reached a consensus at its March 2007 meeting regarding EITF 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Corporation has not determined the impact of adopting EITF 06-10 on its consolidated financial statements.

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

Cautionary Statement for Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as “believes”, “expects”, “plans”, “projects”, “goals”, “estimates”, “may”, “could”, “should”, or “anticipates” or the negative thereof or other variations thereon of comparable terminology, or by discussions of strategy that involve risks and uncertainties. In addition, from time to time, the Corporation or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Corporation with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Corporation. Forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Corporation wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect the Corporation’s actual results, causing actual results to differ materially from those in any forward-looking statement. These factors include, without limitation: (i) expected cost savings from the merger described in the Overview may not materialize or may not fully materialize within the expected time frame, (ii) revenues following the merger may not meet expectations, (iii) costs or difficulties related to the integration of the businesses of FNB United and Integrity may be greater than anticipated, (iv) competitive pressure in the banking industry or in the Corporation’s markets may increase significantly, (v) changes in the interest rate environment may reduce margins, (vi) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration, (vii) changes may occur in banking legislation and regulation, (viii) changes may occur in general business conditions, (ix) changes may occur in the securities markets, and (x) any new capital accords adopted by the Basel Committee on Banking Supervision and implemented by U.S. federal bank regulatory agencies will affect the Corporation’s future capital requirements. Readers should also consider information on risks and uncertainties contained in the discussions of competition, supervision and regulation, and effect of governmental policies contained in the Corporation’s most recent Annual Report on Form 10-K.

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

As of June 30, 2007, the end of the period covered by this report, FNB United carried out an evaluation under the supervision and with the participation of the Corporation’s management, including FNB United’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of FNB United’s disclosure controls and procedures. In designing and evaluating the Corporation’s disclosure controls and procedures, FNB United and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and FNB United’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, subject to the matter discussed in the following paragraph, the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by FNB United in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the fourth quarter of 2006, the Corporation’s management learned that FNB United did not maintain effective internal control over financial reporting as it did not have controls designed and in place for nonroutine transactions, such as the restructuring of the Corporation’s investment portfolio that occurred in the third quarter of 2006. Management is in the process of remediating its controls for nonroutine transactions. FNB United reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

(a) The annual meeting of the Corporation was held on Tuesday, May 8, 2007.

(b) No response is required.

(c) At the annual meeting, the shareholders voted upon the election of directors and upon an amendment to the Corporation’s 2003 Stock Incentive Plan to increase the number of shares of the common stock available for issuance under the plan by 725,000 shares, from 420,000 shares to 1,145,000 shares.

The shareholders voted in favor of electing the following persons as directors of the Corporation:

	Votes For	Votes Withheld/ Abstentions
For Term Ending 2008
Robert P. Huntley	8,004,419	339,630

For Term Ending 2009
Carl G. Yale	8,019,323	324,727

For Term Ending 2010
James M. Campbell, Jr.	8,075,680	268,369
R. Larry Campbell	8,027,284	316,766
Thomas A. Jordan	8,080,850	263,200
H. Ray McKenney, Jr.	8,030,555	313,495
Michael C. Miller	8,051,240	292,809

The shareholders voted for the amendment to the 2003 Stock Incentive Plan as follows:

Votes For:	4,448,015
Votes Against:	1,568,087
Abstentions:	138,358
Broker Nonvotes:	2,189,589

Item 6.	Exhibits

Exhibits to this report are listed in the index to exhibits on pages 34, 35, 36 and 37 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNB United Corp.
(Registrant)

Date: August 8, 2007	By:	/s/ Jerry A. Little
Jerry A. Little
Treasurer and Secretary
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.10	Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed March 16, 1985.

3.11	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 10, 1988, incorporated herein by reference to Exhibit 19.10 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988.

3.12	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 12, 1998, incorporated herein by reference to Exhibit 3.12 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

3.13	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 23, 2003, incorporated herein by reference to Exhibit 3.13 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2003.

3.14	Articles of Amendment to Articles of Incorporation of the Registrant, adopted March 15, 2006, incorporated herein by reference to Exhibit 3.14 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2006.

3.15	Articles of Merger, setting forth amendment to Articles of Incorporation of the Registrant, effective April 28, 2006, incorporated herein by reference to Exhibit 3.15 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2006.

3.20	Amended and Restated Bylaws of the Registrant, adopted March 18, 2004, incorporated herein by reference to Exhibit 3.20 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004.

4.10	Specimen of Registrant’s Common Stock Certificate, incorporated herein by reference to Exhibit 4 to Amendment No. 1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed April 19, 1985.

4.20	Indenture dated as of November 4, 2005, between FNB Corp. and U.S. Bank, National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report dated November 4, 2005.

Exhibit No.	Description of Exhibit
4.21	Amended and Restated Declaration of Trust of FNB United Statutory Trust I dated as of November 4, 2005, among FNB Corp., as sponsor, U.S. Bank, National Association, as institutional trustee, and Michael C. Miller and Jerry A. Little, as administrators, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report dated November 4, 2005.

4.30	Junior Subordinated Indenture dated as of April 27, 2006, between FNB Corp. and Wilmington Trust Company, as trustee, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report dated April 27, 2006 and filed April 28, 2006.

4.31	Amended and Restated Trust Agreement of FNB United Statutory Trust II dated as of April 27, 2006, among FNB Corp., as sponsor, Wilmington Trust Company, as institutional trustee, and Michael C. Miller and Jerry A. Little, as administrators, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report dated April 27, 2006 and filed April 28, 2006.

10.10*	Form of Split Dollar Insurance Agreement dated as of November 1, 1987 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 19.20 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988.

10.11*	Form of Amendment to Split Dollar Insurance Agreement dated as of November 1, 1994 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.20*	Stock Compensation Plan as amended effective May 12, 1998, incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

10.21*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.22*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.23*	FNB United Corp. 2003 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2007.

Exhibit No.	Description of Exhibit
10.24*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

10.25*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003.

10.26*	Form of Restricted Stock Agreement between FNB United Corp. and certain of its key employees and non-employee directors, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.26 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2006.

10.30*	Employment Agreement dated as of January 1, 2006 among FNB Corp., First National Bank and Trust Company and Michael C. Miller, incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on January 6, 2006.

10.31*	Carolina Fincorp, Inc. Stock Option Plan (assumed by the Registrant on April10, 2000), incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-54702).

10.32*	Employment Agreement dated as of April 10, 2000 between First National Bank and Trust Company and R. Larry Campbell, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2000.

10.33*	First Amendment to Employment Agreement dated as of June 30, 2006 between First National Bank and Trust Company and R. Larry Campbell, incorporated herein by reference to Exhibit 10 to the Registrant’s Form 8-K Current Report dated June 30, 2006 and filed July 7, 2006.

10.34*	Nonqualified Supplemental Retirement Plan with R. Larry Campbell, incorporated herein by reference to Exhibit 10(c) to the Annual Report on Form 10-KSB of Carolina Fincorp, Inc. for the fiscal year ended June 30, 1997.

10.35*	Form of Change of Control Agreement between FNB United Corp. and certain of its key employees and officers, incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2006.

Exhibit No.	Description of Exhibit
10.40	Guarantee Agreement dated as of November 4, 2006, by FNB Corp. for the benefit of the holders of trust preferred securities, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated November 4, 2005 and filed November 8, 2005.

10.41	Guarantee Agreement dated as of April 27, 2006, between FNB Corp. and Wilmington Trust Company, as guarantee trustee, for the benefit of the holders of trust preferred securities, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated April 27, 2006 and filed April 28, 2006.

31.10	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.11	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, or compensatory plan or arrangement.