Form 10-Q
period 2007-09-30
FNB United Corp.
filed 2007-11-14
CIK 764811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2007

Commission File Number: 000-13823

FNB UNITED CORP.

(Exact name of Registrant as specified in its Charter)

North Carolina	56-1456589
(State of Incorporation)	(I.R.S. Employer Identification No.)

150 South Fayetteville Street
Asheboro, North Carolina	27203
(Address of principal executive offices)	(Zip Code)

(336) 626-8300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At November 9, 2007, 11,390,074 shares of the registrant’s common stock, $2.50 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FNB United Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,		December 31,
	2007	2006	2006
	(in thousands, except share and per share data)
ASSETS
Cash and due from banks	$38,537	$41,112	$35,225
Interest-bearing bank balances	1,527	5,870	42,929
Federal funds sold	247	17,500	30,186
Investment securities:
Available for sale, at estimated fair value (amortized cost of $197,657, $88,726 and $128,367)	197,885	89,239	128,945
Held to maturity (estimated fair value of
$35,548, $41,403 and $41,865)	36,263	42,928	42,870
Loans:
Loans held for sale	21,653	20,054	20,862
Loans held for investment	1,382,917	1,276,636	1,301,840
Less allowance for loan losses	(16,116)	(16,318)	(15,943)

Net loans	1,388,454	1,280,372	1,306,759

Premises and equipment, net	46,525	45,113	45,691
Goodwill	110,553	112,926	110,956
Core deposit premiums	6,766	7,583	7,378
Other assets	66,789	158,403	64,643

Total Assets	$1,893,546	$1,801,046	$1,815,582

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$159,400	$155,526	$158,938
Interest-bearing deposits:
Demand, savings and money market deposits	468,219	464,168	463,355
Time deposits of $100,000 or more	377,709	344,489	365,770
Other time deposits	446,771	418,425	432,950

Total deposits	1,452,099	1,382,608	1,421,013

Retail repurchase agreements	30,528	24,540	23,161
Federal Home Loan Bank advances	114,253	90,311	65,825
Federal funds purchased	—	—	—
Other borrowed funds	61,802	77,084	78,032
Other liabilities	19,933	19,041	19,883

Total Liabilities	1,678,615	1,593,584	1,607,914

Shareholders’ equity:
Preferred stock - $10.00 par value; authorized 200,000 shares, none issued	—	—	—
Common stock - $2.50 par value; authorized 50,000,000 shares, issued shares - 11,375,667, 11,228,461 and 11,293,992	28,439	28,071	28,235
Surplus	113,488	111,502	112,213
Retained earnings	74,659	67,588	68,662
Accumulated other comprehensive income (loss)	(1,655)	301	(1,442)

Total Shareholders’ Equity	214,931	207,462	207,668

Total Liabilities and Shareholders’ Equity	$1,893,546	$1,801,046	$1,815,582

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands, except share and per share data)
Interest Income
Interest and fees on loans	$29,281	$26,894	$85,720	$64,931
Interest and dividends on investment securities:
Taxable income	2,298	2,258	6,185	5,522
Non-taxable income	520	537	1,564	1,545
Other interest income	49	258	1,290	881

Total interest income	32,148	29,947	94,759	72,879

Interest Expense
Deposits	13,488	11,548	39,531	26,298
Retail repurchase agreements	344	258	969	619
Federal Home Loan Bank advances	869	873	2,142	2,670
Federal funds purchased	62	32	89	40
Other borrowed funds	1,386	1,356	4,144	2,914

Total interest expense	16,149	14,067	46,875	32,541

Net Interest Income	15,999	15,880	47,884	40,338
Provision for loan losses	1,470	1,824	2,470	2,306

Net Interest Income After Provision for Loan Losses	14,529	14,056	45,414	38,032

Noninterest Income
Service charges on deposit accounts	2,249	2,312	6,578	5,828
Mortgage loan sales	1,150	1,402	3,656	3,498
Cardholder and merchant services income	441	607	1,485	1,396
Net loss on sale of securities	—	(557)	—	(559)
Trust and investment services	436	393	1,268	1,048
Other service charges, commissions and fees	280	246	936	743
Bank owned life insurance	240	251	691	629
Other income	1,682	765	2,186	950

Total noninterest income	6,478	5,419	16,800	13,533

Noninterest Expense
Personnel expense	8,509	8,300	25,127	20,337
Net occupancy expense	1,351	1,004	3,920	2,536
Furniture and equipment expense	1,166	1,002	3,527	2,781
Data processing services	386	976	1,388	1,996
Other expense	4,045	4,258	11,398	9,566

Total noninterest expense	15,457	15,540	45,360	37,216

Income Before Income Taxes	5,550	3,935	16,854	14,349
Income taxes	1,884	1,456	5,744	5,160

Net Income	$3,666	$2,479	$11,110	$9,189

Net income per common share:
Basic	$0.32	$0.22	$0.98	$1.01
Diluted	$0.32	$0.22	$0.98	$1.00

Weighted average number of shares outstanding:
Basic	11,335,672	11,162,228	11,306,233	9,088,421
Diluted	11,352,625	11,263,279	11,330,614	9,185,701

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Nine Months Ended September 30, 2007 and September 30, 2006 (unaudited)

			Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock
	Shares	Amount
	(in thousands, except share and per share data)
Balance, December 31, 2005	6,370,486	$15,926	$23,542	$62,711	$136	$102,315
Comprehensive income:
Net income	—	—	—	9,189	—	9,189
Other comprehensive income:
Unrealized securities losses, net of income tax of $100	—	—	—	—	165	165

Total comprehensive income	—	—	—	—	—	9,354

Cash dividends declared, $0.45 per share	—	—	—	(4,312)	—	(4,312)
Merger acquisition of subsidiary company:
Common stock issued	4,654,504	11,636	83,176	—	—	94,812
Fair value of stock options assumed	—	—	3,311	—	—	3,311
Stock options:
Proceeds from options exercised	146,971	367	912	—	—	1,279
Compensation expense recognized			377			377
Net tax benefit related to option exercises			243			243
Restricted stock:
Shares issued, subject to restriction	55,875	140	(140)			0
Compensation expense recognized			71			71
Other compensatory stock issued	625	2	10	—	—	12

Balance, September 30, 2006	11,228,461	$28,071	$111,502	$67,588	$301	$207,462

Balance, December 31, 2006	11,293,992	$28,235	$112,213	$68,662	($1,442)	$207,668
Comprehensive income:
Net income	—	—	—	$11,110	—	11,110
Other comprehensive loss:
Unrealized securities losses, net of income tax benefit of $138	—	—	—	—	(213)	(213)

Total comprehensive income	—	—	—	—	—	10,897

Cash dividends declared, $0.45 per share	—	—	—	(5,113)	—	(5,113)
Stock options:
Proceeds from options exercised	81,012	202	525	—	—	727
Compensation expense recognized	—	—	381	—	—	381
Net tax benefit related to option exercises	—	—	156	—	—	156
Restricted stock:
Shares issued, subject to restriction	231	1	(1)	—	—	—
Compensation expense recognized	—	—	207	—	—	207
Other compensatory stock issued	432	1	7	—	—	8

Balance, September 30, 2007	11,375,667	$28,439	$113,488	$74,659	($1,655)	$214,931

See accompanying notes to consolidated financial statements.

FNB United Corp. And Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,110	$9,189
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,691	2,070
Provision for loan losses	2,470	2,306
Loss on sale of securities	—	559
Deferred income taxes	466	(818)
Deferred loan fees and costs, net	(948)	301
Premium amortization and discount accretion of investment securities, net	(58)	262
Amortization of core deposit premiums	612	399
Stock compensation expense	596	460
Income from bank owned life insurance	(691)	(629)
Gain on sale of credit card portfolio	(1,302)	—
Mortgage loans held for sale:
Originated loans	(294,178)	(268,141)
Proceeds from the sale of loans	292,044	269,940
Gain on mortgage loan sales	(2,354)	(3,498)
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(1,245)	(692)
Increase (decrease) in other assets	470	(1,524)
Increase (decrease) in accrued interest and other liabilities	(12)	(1,216)

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,671	8,968

CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-sale securities:
Proceeds from sales	—	34,695
Proceeds from maturities and calls	47,222	10,817
Purchases	(113,861)	(26,817)
Held-to-maturity securities:
Proceeds from maturities and calls	6,513	7,544
Purchases	—	(1,730)
Net increase in loans held for investment	(85,148)	(6,184)
Purchases of premises and equipment	(3,679)	(4,792)
Proceeds from the sale of credit card portfolio	4,999	—
Net cash received in merger transaction	—	10,256
Purchases of SBIC investments	—	(1,000)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(143,954)	22,789

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	31,119	(22,083)
Net increase (decrease) in retail repurchase agreements	7,367	(356)
Net increase (decrease) in Federal Home Loan Bank advances	48,527	(14,511)
Net increase (decrease) in other borrowings	(16,314)	26,981
Proceeds from exercise of stock options	727	1,279
Tax benefit from exercise of stock options	156	243
Payment of cash dividends	(5,328)	(3,707)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	66,254	(12,154)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(68,029)	19,603

CASH AND CASH EQUIVALENTS, BEGINNING	$108,340	$44,879

CASH AND CASH EQUIVALENTS, ENDING	$40,311	$64,482

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$46,835	$29,907
Income taxes, net of refunds	2,171	6,032
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed loans transferred to other real estate	3,019	2,971
Unrealized gains (losses) on securities available for sale, net of deferred taxes	(213)	165
Merger acquisition of subsidiary company:
Fair value of assets acquired	—	728,656
Fair value of common stock issued	—	98,123
Cash paid	—	27,717

Liabilities assumed	—	602,816

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

FNB United Corp. (“FNB United”) is a bank holding company whose wholly owned subsidiary is CommunityONE Bank, National Association (“CommunityONE”), formerly known as First National Bank and Trust Company prior to June 4, 2007. CommunityONE has three wholly owned subsidiaries, Dover Mortgage Company (“Dover”), First National Investor Services, Inc. and Premier Investment Services, Inc. Through its subsidiaries, FNB United offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers. CommunityONE has offices in Alamance, Alexander, Ashe, Catawba, Chatham, Gaston, Guilford, Iredell, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes counties in North Carolina. Dover, based in Charlotte, NC, joined FNB United in 2003 and has a retail origination network in key growth markets across the state, in addition to wholesale operations. Effective August 1, 2007, Dover became a subsidiary of CommunityONE.

The accompanying consolidated financial statements, prepared without audit, include the accounts of FNB United and its subsidiary (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Certain reclassifications have been made to the prior period consolidated financial statements to place them on a comparable basis with the current period consolidated financial statements. These reclassifications have no effect on net income or shareholders’ equity as previously reported.

The organization and business of FNB United, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company ‘s 2006 Annual Report on Form 10-K. This quarterly report should be read in conjunction with that annual report.

2.	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include the balance sheet captions: cash and due from banks, interest-bearing bank balances and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

3.	Merger Information

On April 28, 2006, the Company completed a merger for the acquisition of Integrity Financial Corporation (“Integrity”), which was headquartered in Hickory, North Carolina and was the holding company for First Gaston Bank of North Carolina, including its divisions Catawba Valley Bank and Northwestern Bank. At the date of the merger, First Gaston Bank operated seventeen offices and, based on estimated fair values, had approximately $728.7 million in total assets, $475.3 million in net loans and $563.3 million in deposits. On August 1, 2006, First Gaston Bank was merged into First National Bank and Trust Company (now known as CommunityONE).

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

Basic net income per share, or basic earnings per share (“EPS”), is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if the Company’s potential common stock and contingently issuable shares, which consist of dilutive stock options and restricted stock, were exercised. The numerator of the basic EPS computation is the same as the numerator of the diluted EPS computation for all periods presented. A reconciliation of the denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic EPS denominator - Weighted average number of common shares outstanding	11,335,672	11,162,228	11,306,233	9,088,421
Dilutive share effect arising from potential common stock issuances	16,953	101,051	24,381	97,280

Diluted EPS denominator	11,352,625	11,263,279	11,330,614	9,185,701

For the three months ended September 30, 2007 and 2006 there were 496,369 and 309,676 shares, respectively, related to stock options and restricted stock that were antidilutive since the exercise price exceeded the average market price for the period and were omitted from the calculation of diluted earnings per share for their respective periods, and for the nine months ended September 30, 2007 and 2006, there were 411,441 and 256,293 shares, respectively, related to stock options and restricted stock that were antidilutive. These common stock equivalents were omitted from the calculations of diluted EPS for their respective periods.

5.	Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)
Balance at beginning of period	$15,705	$15,814	$15,943	$9,945
Provision for loan losses	1,470	1,824	2,470	2,306
Net chargeoffs
Chargeoffs	(1,135)	(2,212)	(3,376)	(4,070)
Recoveries	378	892	1,381	2,099

Net chargeoffs	(757)	(1,320)	(1,995)	(1,971)

Purchase accounting adjustment	—	—	—	6,038
Allowance adjustment for loans sold	(302)	—	(302)	—

Balance, end of period	$16,116	$16,318	$16,116	$16,318

Annualized net chargeoffs during the period to average loans	0.22%	0.40%	0.20%	0.24%
Annualized net chargeoffs during the period to allowance for loan losses	18.79%	32.36%	16.51%	16.10%
Allowance for loan loss to loans held for investment	1.17%	1.28%	1.17%	1.28%

6.	Supplementary Income Statement Information

Significant components of other expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)
Professional fees	$546	$641	$1,412	$1,162
Advertising and marketing	636	279	1,482	838
Stationery, printing and office supplies	320	440	932	1,035
Other	2,543	2,898	7,572	6,531

Total	$4,045	$4,258	$11,398	$9,566

7.	Postretirement Employee Benefit Plans

The accompanying table details the components of the net periodic cost of the Company’s postretirement benefit plans as recognized in the Company’s Consolidated Statements of Income:

Pension Plan	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Service cost	$60	$201	$180	$603
Interest cost	161	163	483	489
Expected return on plan assets	(235)	(224)	(705)	(672)
Amortization of prior service cost	1	7	3	21
Recognized net actuarial loss	16	48	48	144

Net periodic postretirement benefit cost	$3	$195	$9	$585

Supplemental Executive Retirement Plan	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Service cost	$26	$25	$78	$75
Interest cost	33	23	99	69
Amortization of prior service cost	18	12	54	36
Recognized net actuarial loss	7	8	21	24

Net periodic postretirement benefit cost	$84	$68	$252	$204

Other Postretirement Defined Benefit Plans	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Service cost	$4	$22	$12	$51
Interest cost	18	22	54	63
Amortization of prior service cost	(1)	—	(3)	6
Amortization of transition obligation	—	5	—	15
Recognized net actuarial loss	4	3	12	9

Net periodic postretirement benefit cost	$25	$52	$75	$144

The Company does not expect to contribute any funds to its pension plan in 2007. The other postretirement benefit plans are unfunded plans; and consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.

8.	Recently Adopted Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1,

2007. The adoption of FIN 48 did not have a material effect on its consolidated financial position or results of operations. The Company classifies interest and penalties related to income tax assessments, if any, in income tax expense in the consolidated statement of operations. Fiscal years ending on or after December 31, 2003 are subject to examination by federal and state tax authorities.

The Company adopted the provisions of SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, effective January 1, 2007. The adoption of the provisions of SFAS No. 155 had no material effect on financial position or results of operations.

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

9.	Comprehensive Income

For the three months ended September 30, 2007 and 2006, total comprehensive income, consisting of net income and unrealized securities losses, net of tax benefit, was $4.0 million and $4.1 million, respectively. The income tax (expense) benefit related to unrealized securities gains (losses) amounted to $187,000 and ($1,022,000), respectively.

For the nine months ended September 30, 2007 and 2006, total comprehensive income, consisting of net income and unrealized securities losses, net of tax benefit, was $10.9 million and $9.4 million, respectively. The income tax (expense) benefit related to unrealized securities gains (losses) amounted to $138,000 and ($100,000), respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the financial condition, changes in financial condition and results of operations of FNB United Corp. (“FNB United” or the “Parent Company”) and its wholly owned subsidiary, CommunityONE Bank, National Association (“CommunityONE”), formerly known as First National Bank and Trust Company, prior to June 4, 2007, collectively referred to as the “Company”, and should be read in conjunction with the financial statements and related notes included elsewhere in this quarterly report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in forward-looking statements as a result of various factors. The following discussion is intended to assist in understanding the financial condition and results of operations of the Company.

Overview

Description of Operations

FNB United is a bank holding company with a full-service subsidiary bank, CommunityONE, which offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers. CommunityONE has offices in Alamance, Alexander, Ashe, Catawba, Chatham, Gaston, Guilford, Iredell, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes counties in North Carolina.

Additionally, CommunityONE has a mortgage banking subsidiary, Dover Mortgage Company, which originates, underwrites and closes loans for sale into the secondary market. Dover, based in Charlotte, NC, joined FNB United in 2003 and has a retail origination network in key growth markets across the state, in addition to wholesale operations. Effective August 1, 2007, Dover became a subsidiary of CommunityONE.

Executive Summary

As described in Note 3 to the Consolidated Financial Statements, Integrity was acquired through merger effective April 28, 2006 and was accounted for using the purchase method of accounting. Consequently, the quarters ended September 30, 2007 and 2006 each includes the results of operations for three months for the combined companies (FNB United and Integrity). Similarly, year-to-date September 30, 2007 includes nine months of operations for the combined companies, while year-to-date September 30, 2006 includes nine months for FNB United and only four months for Integrity. Concurrently, the calculation of earnings per share for all periods disclosed was impacted by the issuance of additional shares associated with the merger.

The Company earned $3.7 million in the third quarter of 2007, a 45% increase from earnings of $2.5 million in the same period of 2006. The increase in net income resulted from improved levels of net interest income, provision for loan losses and noninterest income, partially offset by higher noninterest expense. Quarterly basic and fully diluted earnings per common share increased from $0.22, to $0.32. On a year-to-date basis, earnings for the nine months ended September 30, 2007 were $11.1 million, a 21% increase from earnings of $9.2 million for the same period of 2006. Net income was affected by the same factors on a comparative basis as noted for the quarterly results above. Year-to-date basic earnings per share decreased from $1.01, to $0.98 and fully diluted earnings per share decreased from $1.00, to $0.98.

Financial highlights are presented in the accompanying table.

Table 1

Selected Financial Data

	Third Quarter		YTD - Nine Months
	2007	2006	2007	2006
	(dollars in thousands, except per share data)
Selected components income statement data
Interest income	$32,148	$29,947	$94,759	$72,879
Interest expense	16,149	14,067	46,875	32,541

Net interest income	15,999	15,880	47,884	40,338
Provision for loan losses	1,470	1,824	2,470	2,306

Net interest income after provision for loan losses	14,529	14,056	45,414	38,032
Noninterest income	6,478	5,419	16,800	13,533
Noninterest expense	15,457	15,540	45,360	37,216

Income before income taxes	5,550	3,935	16,854	14,349
Income taxes	1,884	1,456	5,744	5,160

Net income	$3,666	$2,479	$11,110	$9,189

Common share data
Basic earnings per share	$0.32	$0.22	$0.98	$1.01
Diluted earnings per share	0.32	0.22	0.98	1.00
Dividends	0.15	0.15	0.45	0.45
Book value per share	18.89	18.48	18.89	18.48
Weighted average shares outstanding-basic	11,335,672	11,162,228	11,306,233	9,088,421
Weighted average shares outstanding-diluted	11,352,625	11,263,279	11,330,614	9,185,701
Financial condition data
Total Assets	$1,893,546	$1,801,046	$1,893,546	$1,801,046
Securities	234,148	132,167	234,148	132,167
Net Loans	1,388,454	1,280,372	1,388,454	1,280,372
Deposits	1,452,099	1,382,608	1,452,099	1,382,608
Goodwill	110,553	112,926	110,553	112,926
Borrowings	176,055	167,395	176,055	167,395
Shareholders’ Equity	214,931	207,462	214,931	207,462
Average Balances
Total Assets	$1,868,412	$1,806,665	$1,851,573	$1,500,488
Securities	246,645	227,939	220,973	204,094
Loans	1,386,773	1,306,710	1,358,584	1,085,475
Interest-earning assets	1,637,632	1,560,464	1,612,072	1,316,958
Deposits	1,441,866	1,404,565	1,438,898	1,155,365
Total interest-bearing liabilities	1,476,209	1,414,939	1,459,961	1,184,499
Shareholders’ Equity	214,052	201,487	211,654	161,687
Performance Ratios
Return on average assets	0.78%	0.54%	0.80%	0.82%
Return on tangible assets	0.83%	0.58%	0.86%	0.87%
Return on average equity	6.79%	4.88%	7.02%	7.60%
Return on tangible equity	15.05%	12.26%	15.88%	15.41%
Net interest margin	3.96%	4.14%	4.05%	4.21%
Noninterest income to average assets	1.38%	1.19%	1.21%	1.21%
Noninterest expense to average assets	3.28%	3.41%	3.28%	3.32%
Efficiency Ratio	68.77%	72.96%	70.13%	69.08%

Total assets were $1.89 billion at September 30, 2007, up 5% from September 30, 2006 and 4% from December 31, 2006. Gross loans of $1.40 billion at September 30, 2007 represented an increase of $107.9 million, or 8% from $1.30 billion at September 30, 2006 and an increase of $81.9 million, or 6%, from $1.32 billion at December 31, 2006. Total deposits of $1.45 billion at September 30, 2007 represented an increase of $69.5 million, or 5%, from $1.38 billion at September 30, 2006 and an increase of $31.1 million, or 2%, from $1.42 billion at December 31, 2006.

Application of Critical Accounting Policy

The Company’s significant accounting policies are set forth in Note 1 to the Consolidated Financial Statements contained in the Annual Report on Form 10-K for the year ended December 31, 2006. Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management’s most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company’s assessments may be impacted in future periods by changes in economic conditions, the results of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Company’s allowance for loan losses and related matters, see “Asset Quality”.

Earnings Performance

Net Interest Income

Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities. An analysis is presented in Table 2 of the Company’s net interest income on a taxable-equivalent basis and average balance sheets for the three month and nine month periods ended September 30, 2007 and 2006.

For the three months ended September 30, 2007, net interest income before the provision for loan losses was $16.3 million, an increase of $370,000, or 2%, from $15.9 million for the same quarter in 2006. The increase was primarily due to an $80 million increase in average loan balances, offset by a $61 million increase in interest bearing liabilities. For the nine months ended September 30, 2007, net interest income before the provision for loan losses was $48.9 million, an increase of $7.4 million, or 17.8%, from $41.5 million for the same period in 2006. The increase was primarily due to a $273 million increase in average loan balances associated with the Integrity acquisition.

The net interest margin (taxable-equivalent net interest income divided by average earning assets) compressed 18 basis points to 3.96 % for the three months ended September 30, 2007, compared to 4.14% in the same period in 2006. The decline in the net interest margin was attributable to pressures associated with an inverted yield curve whereby short-term rates are higher than long-term rates. While the Company experienced a 15 basis points increase in the yield on earning assets, the cost of interest-bearing liabilities increased 40 basis points. Growth in earning assets was funded by higher cost deposits and wholesale borrowings. The pattern was similar for the nine months ended September 30, 2007 with the net interest margin decreasing 16 basis points to 4.05%, compared to 4.21% in the same period of 2006 and with the yield on earning assets and the cost of interest-bearing liabilities increasing 42 basis points and 62 basis points, respectively.

Table 2

Average Balances and Net Interest Income Analysis

– Three Months Ended September 30, 2007 and 2006

	Three Months Ended September 30,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Interest-earning assets:
Loans	$1,386,773	$29,333	8.39%	$1,306,710	$26,947	8.18%
Investment securities:
Taxable income	191,763	2,298	4.75%	170,723	2,339	5.44%
Non-taxable income	54,882	798	5.77%	57,216	824	5.71%
Federal funds sold	2,332	30	5.10%	4,967	67	5.35%
Interest bearing bank balances	1,882	19	4.01%	20,848	191	3.63%

Total interest-earning assets	1,637,632	32,478	7.87%	1,560,464	30,368	7.72%

Other assets	230,780			246,201

Total assets	$1,868,412			$1,806,665

Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$158,885	623	1.56%	$177,684	835	1.86%
Savings deposits	46,222	33	0.28%	54,632	51	0.37%
Money market deposits	262,288	2,751	4.16%	232,467	2,367	4.04%
Certificates and other time deposits	815,365	10,081	4.91%	769,993	8,296	4.27%
Retail repurchase agreements	28,616	344	4.77%	22,332	257	4.57%
Federal funds purchased	4,596	62	5.35%	2,235	32	5.68%
Federal Home Loan Bank advances	87,509	869	3.94%	80,462	873	4.30%
Other borrowed funds	72,728	1,386	7.56%	75,134	1,356	7.16%

Total interest-bearing liabilities	1,476,209	16,149	4.34%	1,414,939	14,067	3.94%

Non-interest bearing demand deposits	159,106			169,789
Other liabilities	19,046			20,447
Stockholders’ equity	214,052			201,487

Total liabilities and stockholders’ equity	$1,868,413			$1,806,662

Net interest income and interest rate spread		$16,329	3.53%		$16,301	3.78%

Net yield on average interest-earning assets			3.96%			4.14%

Ratio of average interest-earning assets to average interest-bearing liabilities			110.93%			110.28%

1.	Yields on nontaxable securities and loans are stated on a taxable-equivalent basis assuming a Federal tax rate of 35%.
2.	Nonaccrual loans are included in the average loan balance. Average loan balances are shown net of unearned income. Loan fees and the incremental direct cost associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.

Average Balances and Net Interest Income Analysis

– Nine Months Ended September 30, 2007 and 2006

	Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Interest-earning assets:
Loans	$1,358,584	$85,883	8.45%	$1,085,475	$65,059	8.01%
Investment securities:
Taxable income	165,601	6,185	4.99%	150,016	5,728	5.10%
Non-taxable income	55,372	2,406	5.81%	54,078	2,380	5.88%
Federal funds sold	23,255	911	5.24%	13,159	475	4.83%
Interest bearing bank balances	9,260	378	5.46%	14,230	406	3.81%

Total interest-earning assets	1,612,072	95,763	7.94%	1,316,958	74,048	7.52%

Other assets	239,501			183,530

Total assets	$1,851,573			$1,500,488

Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$164,665	2,005	1.63%	$150,011	1,823	1.62%
Savings deposits	48,677	103	0.28%	53,210	145	0.36%
Money market deposits	253,761	7,865	4.14%	162,627	4,377	3.60%
Certificates and other time deposits	812,516	29,558	4.86%	652,973	19,954	4.09%
Retail repurchase agreements	27,717	969	4.67%	19,505	618	4.24%
Federal funds purchased	2,170	90	5.55%	931	40	5.74%
Federal Home Loan Bank advances	72,748	2,278	4.19%	84,704	2,670	4.21%
Other borrowed funds	77,707	4,007	6.89%	60,538	2,914	6.44%

Total interest-bearing liabilities	1,459,961	46,875	4.29%	1,184,499	32,541	3.67%

Non-interest bearing demand deposits	159,279			136,544
Other liabilities	20,679			17,758
Stockholders’ equity	211,654			161,687

Total liabilities and stockholders’ equity	$1,851,573			$1,500,488

Net interest income and interest rate spread		$48,888	3.65%		$41,507	3.84%

Net yield on average interest-earning assets			4.05%			4.21%

Ratio of average interest-earning assets to average interest-bearing liabilities			110.42%			111.18%

1.	Yields on nontaxable securities and loans are stated on a taxable-equivalent basis assuming a Federal tax rate of 35%.
2.	Nonaccrual loans are included in the average loan balance. Average loan balances are shown net of unearned income. Loan fees and the incremental direct cost associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income.

Provision for Loan Losses

The provision for loan losses is charged against earnings in order to maintain the allowance for loan losses at a level that reflects management’s evaluation of the incurred losses inherent in the portfolio. The amount of the provision is based on continuing assessments of nonperforming and “watch list” loans, analytical reviews of loan loss experience in relation to outstanding loans, loan charge offs, nonperforming asset trends and management’s judgment with respect to current and expected economic conditions and their impact on the existing credit portfolio.

During the three month period ended September 30, 2007, management determined a charge to operations of $1.5 million would bring the allowance for loan losses to a balance considered to be adequate to reflect the growth in loans and to absorb probable losses inherent in the portfolio. This amount compared to $1.8 million for the third quarter of 2006. The level of the provision was primarily driven by growth in the loan portfolio, combined with the sale of the credit card portfolio. Net charge offs for the three months ended September 30, 2007 totaled $757,000, or ..22% annualized of average loans, compared to $1.3 million, or .40% annualized of average loans for the same period in 2006.

For the nine-month period ended September 30, 2007, the provision for loan losses was $2.5 million, compared to $2.3 million in the same period of 2006. The level of the provision was primarily driven by growth in the loan portfolio, combined with the sale of the credit card portfolio. Net charge offs for the nine months ended September 30, 2007 totaled $2.0 million, or .20% annualized of average loans, compared to $2.0 million, or .24% annualized of average loans for the same period in 2006.

Noninterest Income

For the three months ended September 30, 2007, total noninterest income was $6.5 million, an increase of $1.1 million, or 20%, compared to the same period in 2006. Service charge income on deposit accounts, the largest component of noninterest income, was $2.2 million, a decrease of $63,000, or 3%. A decrease in mortgages sold to the secondary market generated $252,000 less income in the 2007 third quarter than for the same period last year. Trust and investment services income was up $43,000 on increased assets under management and increased securities sales, compared to the same period in 2006. In addition, other service charges, commissions and fees were up $34,000 over the third quarter of 2006. During the third quarter the credit card portfolio was sold with a gain of $1.3 million being recognized in other income.

For the nine months ended September 30, 2007, total noninterest income was $16.8 million, an increase of $3.3 million, or 24%, compared to the same period in 2006, due in part to the acquisition of Integrity on April 28, 2006. In particular, service charge income on deposit accounts was up $750,000, or 13%. In other areas, income on mortgage loan sales increased $158,000, trust and investment services income was up $220,000 and the noninterest income category of other service charges, commissions and fees was up $193,000. During the third quarter the credit card portfolio was sold with a gain of $1.3 million being recognized.

Noninterest Expense

Noninterest expense for the third quarter of 2007 was $15.5 million, an $83,000, or 1%, decrease, compared to the third quarter a year ago. The third quarter of 2007 includes $181,000 of one-time rebranding costs associated with changing the name of First National Bank and Trust Company and all of its divisions to CommunityONE. The major components of the increase were as follows: a $209,000 increase in personnel expense, a $347,000 increase in net occupancy expense, and a $164,000 increase in furniture and equipment expense, combined with a $590,000 decrease in data processing expense and a $213,000 decrease in other expense, which includes professional fees, advertising and marketing, stationery, printing and office supplies, communications, and amortization of the core deposit premium intangible. The primary factor resulting in the decrease in data processing expense was the system conversion which was completed during fourth quarter of 2006, resulting in lower costs going forward.

For the first nine months of 2007, noninterest expense, which was impacted on a comparative basis by the Integrity acquisition, was $45.4 million, an $8.1 million, or 22% increase, compared to the same period in 2006. The first nine months of 2007 includes $549,000 of one-time rebranding costs associated with changing the name of First National Bank and Trust Company and all of its divisions to CommunityONE. The major components of the increase were as follows: a $4.8 million increase in personnel expense, a $1.4 million increase in net occupancy expense, a $746,000 increase in furniture and equipment expense and a $1.8 million increase in other expense, combined with a $608,000 decrease in data processing expense. All of these increases reflect the acquisition of Integrity on April 28, 2006. Also, the system conversion which was completed during fourth quarter of 2006 resulted in lower data processing expense going forward.

Income Taxes

The Company’s provision for income taxes totaled $1.9 million for the third quarter of 2007 and $1.5 million for the same period in 2006. The increase in the provision for 2007, compared to the prior year, results primarily from the increase in taxable income. Our provision for income taxes, as a percentage of income before income taxes, was 34.0% for the three months ended September 30, 2007, compared to 37.0% for the three months ended September 30, 2006, reflective of different levels of tax-exempt earnings.

The Company’s provision for income taxes totaled $5.7 million for the first nine months of 2007 and $5.2 million for the same period in 2006. The increase in the provision for 2007, compared to the prior year, results primarily from the increase in taxable income. Our provision for income taxes, as a percentage of income before income taxes, was 34.1% for the nine months ended September 30, 2007, compared to 36.0% for the nine months ended September 30, 2006, reflective of different levels of tax-exempt earnings.

Financial Condition

Since December 31, 2006, the Company’s assets have increased $78.0 million, to $1.89 billion at September 30, 2007. The principal factors impacting this overall increase during the first nine months of 2007 were a $62.3 million increase in net investments, combined with an $81.7 million increase in net loans, offset by a $29.9 million decrease in federal funds sold and a $41.4 million decrease in interest bearing bank balances. Loans held for investment at September 30, 2007 totaled $1.38 billion, compared to $1.30 billion at yearend 2006, a decrease of 6%. Investment securities of $234.1 million at September 30, 2007 were 36% higher than the $171.8 million balance at December 31, 2006. Following the restructuring of the investment portfolio at the end of third quarter 2006, funds were held in short term interest bearing instruments until the funds were reinvested into investment securities.

Deposits totaled $1.45 billion at September 30, 2007, compared to $1.42 billion at December 31, 2006. At the end of the third quarter 2007, noninterest-bearing deposits were $159.4 million, or 11.0%, of total deposits. Borrowings at the Federal Home Loan Bank of Atlanta (“FHLB”) totaled $114.3 million at September 30, 2007, compared to $65.8 million at December 31, 2006. The increase in the FHLB borrowings were used to fund the growth in the portfolio of loans held for investment. Retail repurchase agreements totaled $30.5 million at September 30, 2007 and $23.2 million at December 31, 2006.

Shareholders’ equity remains strong, with all of our regulatory capital ratios at levels that classify the Company as “well capitalized” under bank regulatory capital guidelines. Shareholders’ equity increased to $214.9 million at the end of the third quarter 2007, compared to $207.7 million at December 31, 2006. The Company declared dividends of $0.45 per share during the nine months ended September 30, 2007.

Asset Quality

Management considers the asset quality of CommunityONE to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. As part of the loan review function, a third party assessment group is employed to review the underwriting documentation and risk grading analysis.

Nonperforming assets

Nonperforming assets are comprised of nonaccrual loans, accruing loans past due 90 days or more and other real estate owned (“OREO”). Loans are placed in nonaccrual status when, in management’s opinion, the collection of all or a portion of interest becomes doubtful. Loans are returned to accrual status when the factors indicating doubtful collectibility cease to exist and the loan has performed in accordance with its terms for a demonstrated period of time. OREO represents real estate acquired through foreclosure or deed in lieu thereof and is generally carried at fair value, less estimated costs to sell.

Nonperforming loans at September 30, 2007 were $11.9 million, or 0.86% of loans held for investment, compared to $14.6 million, or 1.14% of loans held for investment at September 30, 2006 and $11.1 million or 0.85% of loans held for investment at December 31, 2006. Other real estate owned was $5.0 million at September 30, 2007, compared to $3.7 million at September 30, 2006 and $3.6 million at December 31, 2006.

Allowance for loan losses

In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to a review of individual loans, historical loan loss experience, the value and adequacy of collateral and economic conditions in CommunityONE’s market area. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In addition, various regulatory agencies, as an integral part of their examination process, periodically review CommunityONE’s allowance for loan losses. Such agencies may require CommunityONE to recognize changes to the allowance based on their judgments about information available to them at the time of their examinations. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance.

The adequacy of the allowance for loan losses is measured on a quarterly basis against an allocation model that assigns reserves to various components of the loan portfolio in order to provide for probable inherent losses. Homogeneous pools of loans are segregated, and classifications of individual loans within certain of these pools are identified using risk grades derived from regulatory risk guidelines and additional internal parameters. Utilizing the trailing four-year historical loss experience of CommunityONE (prior to the merger with Integrity) combined with recent loss experience with the acquired Integrity loan portfolio and the assessment of portfolio quality and diversification trends and economic factors, a range of appropriate reserves is calculated for each classification and pool of loans. Allocated to each pool is a reserve amount within the calculated range, as supported by the historical loss ratios. Additional reserves are estimated and assigned to the most adversely classified loans based upon an individual analysis of present-value repayment and/or liquidation projections of each loan. A portion of the total reserve may be unallocated to any specific segment of the loan portfolio, but will not exceed the upper limit of the total calculated reserve range when aggregated with allocated portions. The determination within the allowance model of allocated and unallocated components is not necessarily indicative of future losses or allocations. The entire balance of the allowance for loan losses is available to absorb losses in any segment of the loan portfolio.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.17% at September 30, 2007, 1.22% at December 31, 2006 and 1.28% at September 30, 2006. The allowance percentage has remained within a range of 1.16% to 1.28% during the twelve-month period ended September 30, 2007, based on the results from application of the allowance model that assigns reserves to various components of the loan portfolio in order to provide for probable inherent losses. Adequate provisions and allowances for loan losses are based upon numerous factors including growth of the loan portfolio, delinquencies, net charge offs, nonperforming loans, and collateral values. Changes in the allowance for loan losses are presented in Note 5 to the Consolidated Financial Statements.

Management believes the allowance for loan losses of $16.1 million at September 30, 2007 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires continuous evaluation and considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

Liquidity Management

Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Deposit withdrawals, loan funding and general corporate activity create a need for liquidity for the Company. Liquidity is derived from sources such as deposit growth; maturity, calls, or sales of investment securities; principal and interest payments on loans; access to borrowed funds or lines of credit; and profits.

Consistent with the general approach to liquidity, loans and other assets of CommunityONE are based primarily on a core of local deposits and CommunityONE’s capital position. To date, the steady increase in deposits, retail repurchase agreements and capital, supplemented by Federal Home Loan Bank advances and a modest amount of brokered deposits, has been adequate to fund loan demand in CommunityONE’s market area, while maintaining the desired level of immediate liquidity and a substantial investment securities portfolio available for both immediate and secondary liquidity purposes.

Liquidity for Dover Mortgage Company refers to its continuing ability to fund mortgage loan commitments, pay operating expenses and provide funds to the CommunityONE for payment of dividends, debt service and other operational requirements. Previously, liquidity was principally available from a line of credit with another financial institution. During the third quarter 2007, Dover, as anticipated, which was a direct subsidiary of FNB United, became a direct subsidiary of CommunityONE and a line of credit was provided by CommunityONE to Dover to replace the existing line of credit with the other financial institution.

Commitments, Contingencies and Off-Balance Sheet Risk

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at September 30, 2007 are discussed below.

Commitments by CommunityONE to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At September 30, 2007, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $402.4 million. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

CommunityONE issues standby letters of credit whereby it guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to standby letters of credit was $22.9 million at September 30, 2007, $6.6 million at December 31, 2006 and $9.1 million at September 30, 2006.

Dover Mortgage Company originates certain fixed rate residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a fixed rate residential mortgage loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate fixed rate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate fixed rate residential mortgage loans totaled $12.6 million at September 30, 2007, and the related forward sales commitments totaled $12.6 million. Loans held for sale by Dover totaled $15.5 million at September 30, 2007, and the related forward sales commitments totaled $13.3 million.

CommunityONE had loans held for sale of $6.2 million at September 30, 2007. Binding commitments of CommunityONE for the origination of mortgage loans intended to be held for sale at September 30, 2007 were not material. The Company does not have any special purpose entities or other similar forms of off-balance sheet financing.

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

The Company’s balance sheet was asset-sensitive at September 30, 2007. An asset-sensitive position means that, for cumulative gap measurement periods of one year or less, there are more assets than liabilities subject to immediate repricing as market rates change. Because immediately rate sensitive assets exceed rate sensitive interest-bearing liabilities, the earnings position could improve in a rising rate environment and could deteriorate in a declining rate environment, depending on the correlation of rate changes in these two categories. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

Capital Resources

Banks and financial holding companies, as regulated institutions, must meet required levels of capital. The Commissioner and the Federal Reserve, which are the primary regulatory agencies for the Bank and the Company, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines.

As shown in the accompanying table, the Company and its wholly owned banking subsidiary have capital levels exceeding the minimum levels for “well capitalized” bank holding companies and banks as of September 30, 2007.

	Regulatory Guidelines
	Well Capitalized	Adequately Capitalized	FNB United	CommunityOne
Total Capital	10.0%	8.0%	10.99%	10.66%
Tier 1 Capital	6.0	4.0	8.26	9.61
Leverage Capital	5.0	4.0	7.54	8.75

Accounting Pronouncement Matters

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of SFAS No. 157 on the consolidated financial statements.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits companies to choose to measure eligible items at fair value at specified election dates. Companies will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS No. 159 requires additional disclosures related to the fair value measurements included in a company’s financial statements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted; however, the Company will adopt SFAS No. 159 effective January 1, 2008. The Company is evaluating the impact of SFAS No. 159 on the consolidated financial statements.

The Emerging Issues Task Force (“EITF”) reached a consensus at its September 2006 meeting regarding EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. This EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company has not determined the impact of adopting EITF 06-4 on its consolidated financial statements.

The EITF reached a consensus at its March 2007 meeting regarding EITF 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company has not determined the impact of adopting EITF 06-10 on its consolidated financial statements.

From time to time, the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

Non-GAAP Measures

This Quarterly Report on Form 10-Q contains financial information determined by methods other than in accordance with generally accepted accounting principles (“GAAP”). The Company’s management uses these non-GAAP measures in their analysis of the Company’s performance. These non-GAAP measures exclude average goodwill and core deposit premiums from the calculations of return on average assets and return on average equity. Management believes presentations of financial measures excluding the impact of goodwill and core deposit premiums provide useful supplemental information that is essential to a proper understanding of the operating results of the Company’s core businesses. In addition, certain designated net interest income amounts are presented on a taxable equivalent basis. Management believes that the presentation of net interest income on a taxable equivalent basis aids in the comparability of net interest income arising from taxable and tax-exempt sources. These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

Cautionary Statement for Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as “believes”, “expects”, “plans”, “projects”, “goals”, “estimates”, “may”, “could”, “should”, or “anticipates” or the negative thereof or other variations thereon of comparable terminology, or by discussions of strategy that involve risks and uncertainties. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Company wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect the Company’s actual results, causing actual results to differ materially from those in any forward-looking statement. These factors include, without limitation: (i) expected cost savings from the merger described in the Overview may not materialize or may not fully materialize within the expected time frame, (ii) revenues following the merger may not meet expectations, (iii) costs or difficulties related to the integration of the businesses of FNB United and Integrity may be greater than anticipated, (iv) competitive pressure in the banking industry or in the Corporation’s markets may increase significantly, (v) changes in the interest rate environment may reduce margins, (vi) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration, (vii) changes may occur in banking legislation and regulation, (viii) changes may occur in general business conditions, (ix) changes may occur in the securities markets, and (x) any new capital accords adopted by the Basel Committee on Banking Supervision and implemented by U.S. federal bank regulatory agencies will affect the Company’s future capital requirements. Readers should also consider information on risks and uncertainties contained in the discussions of competition, supervision and regulation, and effect of governmental policies contained in the Company’s most recent Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of current and future period net interest income, which is the favorable spread earned from the excess of interest income on interest-earning assets, over interest expense on interest-bearing liabilities.

The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The structure of the Company’s loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. The Company does not maintain a trading account nor is the Company subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the Company’s asset/liability management function, which is discussed above in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Asset/Liability Management and Interest Rate Sensitivity”.

The Company considers interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings. The Company is asset sensitive, which means that falling interest rates could result in a reduced amount of net interest income. The monitoring of interest rate risk is part of the Company’s overall asset/liability management process. The primary oversight of asset/liability management rests with the Company’s Asset and Liability Committee. The Committee meets on a regular basis to review asset/liability activities and to monitor compliance with established policies.

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

Evaluation of disclosure controls and procedures

As of September 30, 2007, the end of the period covered by this report, FNB United carried out an evaluation under the supervision and with the participation of the Company’s management, including FNB United’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of FNB United’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, FNB United and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and FNB United’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon the evaluation, the Chief Executive Officer, and Chief Financial Officer concluded that, subject to the matter discussed in the following paragraph, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by FNB United in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the fourth quarter of 2006, the Company’s management learned that FNB United did not maintain effective internal control over financial reporting as it did not have controls designed and in place for nonroutine transactions, such as the restructuring of the Company’s investment portfolio that occurred in the third quarter of 2006. Management is in the process of remediating its controls for nonroutine transactions. FNB United reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1.A.	Risk Factors

No material changes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits to this report are listed in the index to exhibits on pages 26, 27, 28 and 29 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FNB United Corp.
(Registrant)

November 9, 2007	/s/ MARK A. SEVERSON
Mark A. Severson
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.10	Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed March 16, 1985.

3.11	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 10, 1988, incorporated herein by reference to Exhibit 19.10 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988.

3.12	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 12, 1998, incorporated herein by reference to Exhibit 3.12 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

3.13	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 23, 2003, incorporated herein by reference to Exhibit 3.13 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2003.

3.14	Articles of Amendment to Articles of Incorporation of the Registrant, adopted March 15, 2006, incorporated herein by reference to Exhibit 3.14 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2006.

3.15	Articles of Merger, setting forth amendment to Articles of Incorporation of the Registrant, effective April 28, 2006, incorporated herein by reference to Exhibit 3.15 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2006.

3.20	Amended and Restated Bylaws of the Registrant, adopted March 18, 2004, incorporated herein by reference to Exhibit 3.20 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004.

4.10	Specimen of Registrant’s Common Stock Certificate, incorporated herein by reference to Exhibit 4 to Amendment No. 1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed April 19, 1985.

4.20	Indenture dated as of November 4, 2005, between FNB Corp. and U.S. Bank, National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report dated November 4, 2005.

Exhibit No.	Description of Exhibit
4.21	Amended and Restated Declaration of Trust of FNB United Statutory Trust I dated as of November 4, 2005, among FNB Corp., as sponsor, U.S. Bank, National Association, as institutional trustee, and Michael C. Miller and Jerry A. Little, as administrators, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report dated November 4, 2005.

4.30	Junior Subordinated Indenture dated as of April 27, 2006, between FNB Corp. and Wilmington Trust Company, as trustee, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report dated April 27, 2006 and filed April 28, 2006.

4.31	Amended and Restated Trust Agreement of FNB United Statutory Trust II dated as of April 27, 2006, among FNB Corp., as sponsor, Wilmington Trust Company, as institutional trustee, and Michael C. Miller and Jerry A. Little, as administrators, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report dated April 27, 2006 and filed April 28, 2006.

10.10*	Form of Split Dollar Insurance Agreement dated as of November 1, 1987 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 19.20 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988.

10.11*	Form of Amendment to Split Dollar Insurance Agreement dated as of November 1, 1994 between First National Bank and Trust Company and certain of its key employees and directors, incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.20*	Stock Compensation Plan as amended effective May 12, 1998, incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

10.21*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.22*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.23*	FNB United Corp. 2003 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2007.

Exhibit No.	Description of Exhibit
10.24*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

10.25*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003.

10.26*	Form of Restricted Stock Agreement between FNB United Corp. and certain of its key employees and non-employee directors, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.26 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2006.

10.30*	Employment Agreement dated as of January 1, 2006 among FNB Corp., First National Bank and Trust Company and Michael C. Miller, incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on January 6, 2006.

10.31*	Carolina Fincorp, Inc. Stock Option Plan (assumed by the Registrant on April 10, 2000), incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-54702).

10.32*	Employment Agreement dated as of April 10, 2000 between First National Bank and Trust Company and R. Larry Campbell, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2000.

10.33*	First Amendment to Employment Agreement dated as of June 30, 2006 between First National Bank and Trust Company and R. Larry Campbell, incorporated herein by reference to Exhibit 10 to the Registrant’s Form 8-K Current Report dated June 30, 2006 and filed July 7, 2006.

10.34*	Nonqualified Supplemental Retirement Plan with R. Larry Campbell, incorporated herein by reference to Exhibit 10(c) to the Annual Report on Form 10-KSB of Carolina Fincorp, Inc. for the fiscal year ended June 30, 1997.

10.35*	Form of Change of Control Agreement between FNB United Corp. and certain of its key employees and officers, incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2006.

Exhibit No.	Description of Exhibit
10.40	Guarantee Agreement dated as of November 4, 2006, by FNB Corp. for the benefit of the holders of trust preferred securities, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated November 4, 2005 and filed November 8, 2005.

10.41	Guarantee Agreement dated as of April 27, 2006, between FNB Corp. and Wilmington Trust Company, as guarantee trustee, for the benefit of the holders of trust preferred securities, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated April 27, 2006 and filed April 28, 2006.

31.10	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.11	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, or compensatory plan or arrangement.