Form 10-Q
period 2007-12-31
FNB United Corp.
filed 2008-05-12
CIK 764811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended:
March 31, 2008

Commission File Number: 000-13823

FNB United Corp.
 (Exact name of Registrant as specified in its Charter)

North Carolina	56-1456589
(State of Incorporation)	(I.R.S. Employer Identification No.)

150 South Fayetteville Street
Asheboro, North Carolina	27203
(Address of principal executive offices)	(Zip Code)

(336) 626-8300
(Registrant's telephone number, including area code)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒

At May 9, 2008, 11,425,052 shares of the registrant's common stock, $2.50 par value, were outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

FNB United Corp. and Subsidiary
CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31,	December 31,
	2008	2007
	(in thousands, except share and per share data)
ASSETS
Cash and due from banks	$38,333	$37,739
Interest-bearing bank balances	220	836
Federal funds sold	532	542
Investment securities:
Available for sale, at estimated fair value (amortized cost of $201,949, $182,127 and $160,903)	203,598	161,809
Held to maturity (estimated fair value of $28,023, $41,464 and $35,251)	28,030	35,650
Loans held for sale	15,121	17,586

Loans held for investment	1,541,119	1,446,116
Less allowance for loan losses	(18,215)	(17,381)
Net loans held for investment	1,522,904	1,428,735
Premises and equipment, net	48,059	46,614
Goodwill	110,195	110,195
Core deposit premiums	6,362	6,564
Other assets	61,929	60,236

Total Assets	$2,035,283	$1,906,506

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand deposits	$167,511	$158,564
Interest-bearing deposits:
Demand, savings and money market deposits	471,733	464,731
Time deposits of $100,000 or more	409,678	375,419
Other time deposits	436,727	442,328
Total deposits	1,485,649	1,441,042
Retail repurchase agreements	35,815	29,133
Federal Home Loan Bank advances	192,413	131,790
Federal funds purchased	28,000	13,500
Junior subordinated debentures	56,673	56,702
Other liabilities	19,591	18,083
Total Liabilities	1,818,141	1,690,250
Shareholders' equity:
Preferred stock - $10.00 par value; authorized 200,000 shares, none issued	-	-
Common stock - $2.50 par value; authorized 50,000,000 shares, issued shares - 11,425,052 and 11,426,902	28,563	28,567
Surplus	114,293	114,119
Retained earnings	74,452	74,199
Accumulated other comprehensive loss	(166)	(629)
Total Shareholders' Equity	217,142	216,256

Total Liabilities and Shareholders' Equity	$2,035,283	$1,906,506

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(in thousands, except share and per share data)
Interest Income
Interest and fees on loans	$27,537	$27,870
Interest and dividends on investment securities:
Taxable income	2,134	1,656
Non-taxable income	527	553
Other interest income	12	818
Total interest income	30,210	30,897

Interest Expense
Deposits	11,806	12,798
Retail repurchase agreements	249	305
Federal Home Loan Bank advances	1,692	681
Federal funds purchased	124	0
Other borrowed funds	909	1,288
Total interest expense	14,780	15,072

Net Interest Income	15,430	15,825
Provision for loan losses	1,514	524
Net Interest Income After Provision for Loan Losses	13,916	15,301

Noninterest Income
Service charges on deposit accounts	2,084	2,050
Mortgage loan sales	1,423	1,138
Trust and investment services	463	371
Cardholder and merchant services income	480	507
Other service charges, commissions and fees	113	336
Bank owned life insurance	249	236
Other income	45	304
Total noninterest income	4,857	4,942

Noninterest Expense
Personnel expense	8,699	8,420
Net occupancy expense	1,299	1,178
Furniture and equipment expense	1,136	1,113
Data processing services	457	532
Other expense	3,777	3,338
Total noninterest expense	15,368	14,581

Income Before Income Taxes	3,405	5,662
Income taxes	1,082	1,910

Net Income	$2,323	$3,752

Net income per common share:
Basic	$0.20	$0.33
Diluted	$0.20	$0.33

Weighted average number of common shares outstanding:
Basic	11,386,767	11,263,325
Diluted	11,386,767	11,295,221

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2008 and March 31, 2007 (unaudited)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
	(in thousands, except share and per share data)

Balance, December 31, 2006	11,293,992	$28,235	$112,213	$68,662	$(1,442)	$207,668
Comprehensive income:
Net income	-	-	-	3,752	-	3,752
Other comprehensive income, net of taxes:
Unrealized securities losses	-	-	-	-	(94)	(94)
Total comprehensive income	-	-	-	-	-	3,658
Cash dividends declared, $.15 per share	-	-	-	(1,698)	-	(1,698)
Stock options:	-			-	-	-
Proceeds from options exercised	53,777	135	329	-	-	464
Compensation expense recognized	-	-	134	-	-	134
Net tax benefit related to option exercises	-	-	108	-	-	108
Restricted stock:				-	-
Compensation expense recognized	-	-	82	-	-	82
Other compensatory stock issued	432	1	7	-	-	8

Balance, March 31, 2007	11,348,201	$28,371	$112,873	$70,716	$(1,536)	$210,424

Balance, December 31, 2007	11,426,902	$28,567	$114,119	$74,199	$(629)	$216,256
Cumulative effect of a change in accounting principle - Adoption of EITF 06-4	-	-	-	(357)	-	(357)
Comprehensive income:
Net income	-	-	-	2,323	-	2,323
Other comprehensive income, net of taxes:
Unrealized securities gains	-	-	-	-	449	449
Application of SFAS No. 158	-	-	-	-	14	14
Total comprehensive income	-	-	-	-	-	2,483
Cash dividends declared, $.15 per share	-	-	-	(1,713)	-	(1,713)
Stock options:
Proceeds from options exercised	150	1	1	-	-	2
Compensation expense recognized	-	-	111	-	-	111
Restricted stock:
Shares issued/terminated, subject to restriction	(2,000)	(5)	5	-	-	-
Compensation expense recognized	-	-	57	-	-	57

Balance, March 31, 2008	11,425,052	$28,563	$114,293	$74,452	$(166)	$217,142

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended,
	March 31,
	2008	2007
	(dollars in thousands)
Operating Activities
Net income	$2,323	$3,752
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of premises and equipment	871	905
Provision for loan losses	1,514	524
Deferred income taxes (benefit)	(13)	256
Deferred loan fees and costs, net	931	(231)
Premium amortization and discount accretion of investment securities, net	(107)	20
Amortization of core deposit premiums	202	205
Stock compensation expense	168	224
Income from bank owned life insurance	(249)	(236)
Mortgage loans held for sale:
Origination of mortgage loans held for sale	(71,238)	(96,317)
Proceeds from sale of mortgage loans held for sale	74,626	91,820
Gain on mortgage loan sales	(1,423)	(1,138)
Mortgage servicing rights capitalized	(399)	(200)
Mortgage servicing rights amortization and impairment	324	100
Changes in assets and liabilities:
(Increase) decrease in interest receivable	610	(827)
(Increase) decrease in other assets	(291)	1,415
Increase in accrued interest and other liabilities	1,276	2,078
Net cash provided by operating activities	9,125	2,350

Investing Activities
Available-for-sale securities:
Proceeds from maturities and calls	17,126	18,554
Purchases	(58,047)	(69,794)
Held-to-maturity securities:
Proceeds from maturities and calls	7,602	512
Net increase in loans held for investment	(98,081)	(12,038)
Purchases of premises and equipment	(2,327)	(994)
Net cash used in investing activities	(133,727)	(63,760)

Financing Activities
Net increase in deposits	44,607	44,698
Increase in retail repurchase agreements	6,682	4,064
Increase in Federal Home Loan Bank advances	60,493	41
Increase in federal funds purchased	14,500	-
Increase in other borrowings	-	5,407
Proceeds from exercise of stock options	2	464
Tax benefit from exercise of stock options	-	108
Cash dividends paid	(1,714)	(1,920)
Net cash provided by financing activities	124,570	52,862

Net Decrease in Cash and Cash Equivalents	(32)	(8,548)

Cash and Cash Equivalents at Beginning of Period	39,117	108,340

Cash and Cash Equivalents at End of Period	$39,085	$99,792

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$14,897	$15,018
Income taxes, net of refunds	254	-
Noncash transactions:
Foreclosed loans transferred to other real estate	1,923	-
Unrealized securities gains (losses), net of income taxes (benefit)	449	(94)
Application of SFAS No. 158 to employee benefit plan costs, net of income taxes	14	-

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

FNB United Corp. (“FNB United”) is a bank holding company whose wholly owned subsidiary is CommunityOne Bank, National Association (“CommunityOne”), formerly known as First National Bank and Trust Company prior to June 4, 2007. CommunityOne has three wholly owned subsidiaries, Dover Mortgage Company (“Dover”), First National Investor Services, Inc. and Premier Investment Services, Inc.  Through CommunityOne and Dover, FNB United offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers. CommunityOne has offices in Alamance, Alexander, Ashe, Catawba, Chatham, Gaston, Guilford, Iredell, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes counties in North Carolina.  Dover, based in Charlotte, NC, joined FNB United in 2003 and has a retail origination network in key growth markets across the state, in addition to wholesale operations. Effective August 1, 2007, Dover became a subsidiary of CommunityOne. Premier Investment Services, Inc. is an inactive company.

The accompanying consolidated financial statements, prepared without audit, include the accounts of FNB United and its subsidiary (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Certain reclassifications have been made to the prior period consolidated financial statements to place them on a comparable basis with the current period consolidated financial statements. These reclassifications have no effect on net income or shareholders’ equity as previously reported.

The organization and business of FNB United, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements filed as part of the Company 's 2007 Annual Report on Form 10-K.  This quarterly report should be read in conjunction with that annual report.

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

	Three Months Ended
	March 31,
	2008	2007

Basic EPS denominator - Weighted average number of common shares outstanding	11,386,767	11,263,325
Dilutive share effect arising from potential common stock issuances	-	31,896

Diluted EPS denominator	11,386,767	11,295,221

For the three months ended March 31, 2008 and 2007 there were 666,036 and 329,141 shares, respectively, related to stock options and restricted stock that were antidilutive since the exercise price exceeded the average market price for the period and were omitted from the calculation of diluted earnings per share for their respective periods. These common stock equivalents were omitted from the calculations of diluted EPS for their respective periods.

4.	Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

Allowance for Loan Losses

	Three Months Ended
	March 31,
	2008	2007
	(dollars in thousands)
Balance at beginning of period	$17,381	$15,943
Provision for loan losses	1,514	524
Net charge-offs
Charge-offs	(1,046)	(1,198)
Recoveries	366	488
Net charge-offs	(680)	(710)

Balance, end of period	$18,215	$15,757

Annualized net charge-offs during the period to average loans	0.18%	0.21%
Annualized net charge-offs during the period to allowance for loan losses	14.93%	18.02%
Allowance for loan loss to loans held for investment	1.18%	1.20%

5.	Postretirement Employee Benefit Plans

The accompanying table details the components of the net periodic cost of the Company’s postretirement benefit plans as recognized in the Company’s Consolidated Statements of Income:

	Three Months Ended
	March 31,
Pension Plan	2008	2007
	(dollars in thousands)
Service cost	$66	$60
Interest Cost	165	161
Expected return on plan assets	(235)	(235)
Amortization of prior service cost	1	1
Amortization of net actuarial loss	2	16
Net periodic pension cost (income)	$(1)	$3

Supplemental Executive Retirement Plan

Service cost	$34	$26
Interest Cost	36	33
Expected return on plan assets	-	-
Amortization of prior service cost	17	18
Amortization of net actuarial loss	2	7
Net periodic SERP cost	$89	$84

Other Postretirement Defined Benefit Plans

Service cost	$4	$4
Interest Cost	18	18
Expected return on plan assets	-	-
Amortization of prior service cost (credit)	(1)	-
Amortization of transition obligation	-	4
Amortization of net actuarial loss (gain)	-	(1)
Net periodic postretirement benefit cost	$21	$25

The Company does not expect to contribute any funds to its pension plan in 2008.  The other postretirement benefit plans are unfunded plans; and consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.

6.	Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted the provisions of SFAS No. 157 effective January 1, 2008.  Refer to Note 8 to the consolidated financial statements for additional disclosures.

In September 2006, the Emerging Issues Task Force (EITF) issued EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF Issue 06-4”).  EITF Issue 06-4 requires that for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 or Accounting Principles Board (APB) Opinion No. 12 based on the substantive agreement of the employee.  If the employee has effectively agreed to maintain a life insurance policy during postretirement periods, the costs of the life insurance policy during the postretirement periods should be accrued in accordance with either FASB Statement No. 106 or APB Opinion No. 12. EITF Issue 06-4 is effective for fiscal years beginning after December 15, 2007. The adoption of the provisions of EITF Issue 06-4 effective January 1, 2008 resulted in a $357,000 reduction of retained earnings through recognition of the cumulative effect of a change in accounting principle.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for the Company’s financial statements for the year beginning on January 1, 2008, with earlier adoption permitted.  The adoption of the provisions of SFAS 159 effective January 1, 2008 had no material effect on financial position or results of operations.

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

Staff Accounting Bulletin No. 109.  SAB 109 revises and rescinds portions of the interpretative guidance included in Topic 5:DD of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting literature (principally SFAS 156 and SFAS 159). SAB 109 discusses the staff’s views on the accounting for written loan commitments that are recorded at fair value through earnings under generally accepted accounting principles.  The principal change to current staff guidance is to include the expected net future cash flows relating to the associated servicing of a loan in the fair value measurement of a derivative loan commitment (such as a loan commitment relating to a mortgage loan that will be held for sale).  SAB 109 is effective prospectively to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of the provisions of SAB, 109 effective January 1, 2008, resulted in the recognition of $500,000 in written loan commitments recorded at fair value through earnings related to the expected net future cash flows involving the associated servicing of loans in the fair value measurement of derivative loan commitments.

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

7.	Comprehensive Income

Comprehensive income is defined as the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources and, accordingly, includes both net income and amounts referred to as other comprehensive income.  The items of other comprehensive income are included in the consolidated statement of shareholders’ equity and comprehensive income.  The accumulated balance of other comprehensive income is included in the shareholders’ equity section of the consolidated balance sheet.  The Company’s components of accumulated other comprehensive income at March 31, 2008 include unrealized gains (losses) on investment securities classified as available-for-sale and the effect of the application of SFAS No. 158 to defined benefit pension and other postretirement plans for employees.

Information concerning the income tax effects applicable to the components of other comprehensive income included in the consolidated statements of shareholders’ equity and comprehensive income and the components of accumulated other comprehensive income included in the shareholders’ equity section of the consolidated balance sheets is as follows:

	Three Months Ended
	March 31,
	2008	2007
	(dollars in thousands)
Income tax expense (benefit) related to other comprehensive income (loss):
Unrealized securities gains (losses)	$294	$(59)
Application of SFAS No. 158 to employee benefit plans	9	-
Total	$303	$(59)

Accumulated other comprehensive income (loss):
Unrealized securities gains	$998	$257
Application of SFAS No. 158 to employee benefit plans	(1,164)	(1,793)
Total	$(166)	$(1,536)

8.     Fair value

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Fair Value Hierarchy

Under SFAS 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2
Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3
Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans. At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Derivative Assets and Liabilities

Substantially all derivative instruments held or issued by the Company for risk management or customer-initiated activities are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using internally developed models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies derivatives instruments held or issued for risk management or customer-initiated activities as Level 2. Examples of Level 2 derivatives are interest rate swaps, foreign exchange and energy derivative contracts.

Other Real Estate Owned

Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the OREO as nonrecurring Level 3.

Mortgage Servicing Rights

Mortgage servicing rights are subject to impairment testing. A valuation model, which utilizes a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate, is used in the completion of impairment testing. If the valuation model reflects a value less than the carrying value, loan servicing rights are adjusted to fair value through a valuation allowance as determined by the model. As such, the Company classifies mortgage servicing rights subjected to nonrecurring fair value adjustments as Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(in thousands)
March 31, 2008	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$203,598	$2,129	$197,204	$4,265
Derivative assets	554	-	54	500
Total assets at fair value	$204,152	$2,129	$197,258	$4,765

Derivative liabilities	$29	$-	$29	$-
Total liabilities at fair value	$29	$-	$29	$-

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the following table.

(in thousands)
March 31, 2008	Total	Level 1	Level 2	Level 3

Loans	$14,085	$-	$8,932	$5,153
Mortgage servicing rights	2,975	-	-	2,975
Total assets at fair value	$17,060	$-	$8,932	$8,128

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

Executive Summary

The Company earned $2.3 million in the first quarter of 2008, a 38% decline from earnings of $3.8 million in the same period of 2007. The decrease in net income resulted from declining levels of net interest income and noninterest income and higher levels of provision for loan losses and noninterest expense.  Quarterly basic and fully diluted earnings per common share decreased from $0.33, to $0.20.

Total assets were $2.04 billion at March 31, 2008, up 9% from March 31, 2007 and 7% from December 31, 2007.  Gross loans held for investment of $1.54 billion at March 31, 2008 represented an increase of $228.0 million, or 17% from $1.31 billion at March 31, 2007 and an increase of $95.0 million, or 7%, from $1.45 billion at December 31, 2007.  Total deposits of $1.49 billion at March 31, 2008 represented an increase of $19.9 million, or 1%, from $1.47 billion at March 31, 2007 and an increase of $44.6 million, or 3%, from $1.44 billion at December 31, 2007.

Financial highlights are presented in the accompanying table.

Table 1
Selected Financial Data

	As of / For the Quarter Ended
	3/31/2008	3/31/2007
Selected components income statement data	(dollars in thousands, except per share data)
Interest income	$30,210	$30,897
Interest expense	14,780	15,072
Net interest income	15,430	15,825
Provision for loan losses	1,514	524
Net interest income after provision for loan losses	13,916	15,301
Noninterest income	4,857	4,942
Noninterest expense	15,368	14,581
Income before income taxes	3,405	5,662
Income taxes	1,082	1,910
Net income	$2,323	$3,752

Common share data
Basic earnings per share	$0.20	$0.33
Diluted earnings per share	0.20	0.33
Dividends	0.15	0.15
Book value per share	19.07	18.54
Weighted average shares outstanding-basic	11,386,767	11,263,325
Weighted average shares outstanding-diluted	11,386,767	11,295,221

Financial condition data
Total assets	$2,035,283	$1,874,404
Securities	231,628	224,870
Loans held for sale	15,121	26,497
Net loans held for investment	1,522,904	1,297,411
Deposits	1,485,649	1,465,711
Goodwill	110,195	110,961
Borrowings	312,901	176,530
Shareholders' equity	217,142	210,424

Average Balances
Total assets	$1,960,265	$1,827,595
Securities	213,852	224,870
Loans	1,506,582	1,330,199
Interest-earning assets	1,721,964	1,582,818
Deposits	1,452,024	1,426,640
Total interest-bearning liabilities	1,565,911	1,441,278
Shareholders' equity	217,716	209,579

Performance Ratios
Return on average assets	0.48%	0.83%
Return on tangible assets	0.51%	0.89%
Return on average equity	4.28%	7.26%
Return on tangible equity	9.22%	16.64%
Net interest margin	3.68%	4.15%
Noninterest income to average assets	0.99%	1.10%
Noninterest expense to average assets	3.14%	3.24%
Efficiency ratio	75.75%	70.21%

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

Results of Operations

Net Interest Income

Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits.  Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.  An analysis is presented in Table 2 of the Company’s net interest income on a taxable-equivalent basis and average balance sheets for the three month period ended March 31, 2008 and 2007.

For the three months ended March 31, 2008, net interest income before the provision for loan losses was $15.4 million, a decrease of $395,000, or 3%, from $15.8 million for the same quarter in 2007.  The decrease was primarily due to a $139.1 million increase in average earning asset balances and a $124.6 million increase in interest bearing liabilities, offset by the 88 basis point decrease in yield on earning assets, combined with a 44 basis point decrease in interest bearing liabilities.

The net interest margin (taxable-equivalent net interest income divided by average earning assets) compressed 47 basis points to 3.68 % for the three months ended March 31, 2008, compared to 4.15% in the same period in 2007.  The decline in the net interest margin can be primarily attributed to the rapid decline in the prime lending rate, from 8.25% at March 31, 2007 to 5.25% at March 31, 2008. The majority of this decline occurred between September 2007 and March 2008. Approximately two-thirds of our loan portfolio reprices based on prime whereas our cost of interest-bearing liabilities doesn’t react as quickly. Another variable impacting the margin was the increased market demand for liquidity which we built into our funding cost beginning in the second half of 2007. While the Company experienced an 88 basis points decrease in the yield on earning assets, the cost of interest bearing liabilities only decreased 44 basis points.  Growth in earning assets was funded by higher cost deposits and wholesale borrowings.

Table 2

Average Balance Sheet and Net Interest Income Analysis
Fully Taxable Equivalent Basis
	Three Months Ended March 31,
		2008			2007
	Average Balance(3)	Interest Income / Expense	Average Yield / Rate	Average Balance(3)	Interest Income / Expense	Average Yield / Rate
Interest earning assets:	(Dollars in thousands)
Loans (1)	$1,506,582	$27,589	7.37%	$1,330,199	$27,927	8.51%
Taxable investment securities	158,411	2,134	5.42	133,842	1,656	5.02
Tax-exempt investment securities (1)	55,441	811	5.88	56,727	851	6.08
Other earning assets	1,530	12	3.15	62,050	818	5.35
Total earning assets	1,721,964	30,546	7.13	1,582,818	31,252	8.01

Non-earning assets:
Cash and due from banks	32,163			33,760
Goodwill and core deposit premiums	116,655			118,229
Other assets, net	89,483			92,788
Total assets	$1,960,265			$1,827,595

Interest bearing liabilities:
Interest-bearing demand deposits	161,910	533	1.32	168,858	716	1.72
Savings deposits	41,316	61	0.59	50,225	114	0.92
Money market deposits	260,898	1,803	2.78	240,614	2,436	4.11
Time deposits	830,464	9,409	4.56	810,952	9,532	4.77
Retail repurchase agreements	30,183	249	3.32	26,499	305	4.67
Federal Home Loan Bank advances	169,398	1,692	4.02	65,834	681	4.20
Federal funds purchased	15,040	124	3.32	0.00	0.00	0.00
Other borrowed funds	56,702	909	6.45	78,296	1,288	6.67
Total interest bearing liabilities	1,565,911	14,780	3.80	1,441,278	15,072	4.24

Other liabilities and shareholders' equity:
Noninterest-bearing demand deposits	157,436			155,991
Other liabilities	19,202			21,148
Shareholders' equity	217,716			209,178
Total liabilities and equity	$1,960,265			$1,827,595

Net interest income and net yield on earning assets (3) (4)		$15,766	3.68%		$16,180	4.15%

Interest rate spread (5)			3.34%			3.77%

(1) The fully tax equivalent basis is computed using a federal tax rate of 35%.
(2) The average loan balances include nonaccruing loans.
(3) The average balances for all periods include market adjustments to fair value for securities and loans available/held for sale.
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

During the three month period ended March 31, 2008, management determined a charge to operations of $1.5 million would bring the allowance for loan losses to a balance considered to be adequate to reflect the growth in loans and to absorb probable losses inherent in the portfolio.  This amount compared to $524,000 for the first quarter of 2007. The level of the provision was primarily driven by growth in the loan portfolio. Net charge offs for the three months ended March 31, 2008 totaled $680,000, or 0.18% annualized of average loans, compared to $710,000, or 0.21% annualized of average loans for the same period in 2007. See “Asset Quality – Allowance for loan losses” for additional discussion on the allowance for loan losses.

Noninterest Income

For the three months ended March 31, 2008, total noninterest income was $4.9 million, a decrease of $85,000, or 2%, compared to the same period in 2007. Service charge income on deposit accounts, the largest component of noninterest income, was $2.1 million for 2008 and 2007.  The $285,000 increase in mortgage loan income was largely due to the adoption of the provisions of SAB 109 effective January 1, 2008, which resulted in the recognition of $500,000 in written loan commitments recorded at fair value through earnings and was somewhat offset by a decrease in mortgage loan sales income associated with the slowing housing market.  Trust and investment services income was up $92,000 on increased assets under management and increased securities sales, compared to the same period in 2007.  In addition, other service charges, commissions and fees were down $223,000 over the first quarter of 2007, primarily the result of a $150,000 writedown of mortgage servicing rights. This writedown was the result of a quarterend impairment evaluation performed by an independent third party consultant. Other income declined $259,000 primarily as the result of an increase of $136,000 in losses on OREO properties, combined with the discontinuance of factoring activities which resulted in a decrease of $122,000, compared to the first quarter of 2007.

Noninterest Expense

Noninterest expense for the first quarter of 2008 was $15.4 million, a $787,000, or 5%, increase, compared to the first quarter a year ago.   Personnel expense increase of $279,000 related primarily to normal increases in salaries of $134,000, or 3%, increased payroll taxes and $76,000 increase related to an enhanced 401(k) plan. Net occupancy expense increased $121,000 resulting from increased maintenance and repair costs and increased property taxes. The $439,000 increase in other expense was the result of a number of items. The provision for unfunded commitments of $232,000 was attributable primarily to the increase in unfunded off-balance sheet commitments, which was related to the significant increase in loan volume during the quarter. Loan expense increase of $134,000 was related to the significant growth in the loan portfolio during 1Q2008, compared to the same period a year ago. Expanded advertising program in effect during the first quarter of 2008 was the primary reason contributing to the $102,000 increase in advertising. OREO expense was up $69,000 as the Company continued to address asset quality issues.

Income Taxes

The Company’s provision for income taxes totaled $1.1 million for the first quarter of 2008 and $1.9 million for the same period in 2007. The decrease in the provision for 2008, compared to the prior year, results primarily from the decrease in taxable income. Our provision for income taxes, as a percentage of income before income taxes, was 31.8% for the three months ended March 31, 2008, compared to 33.7% for the three months ended March 31, 2007, reflective of different levels of tax-exempt earnings.

Financial Condition

Since December 31, 2007, the Company’s assets have increased $128.8 million, to $2.04 billion at March 31, 2008. The principal factors impacting this overall increase during the first three months of 2008 were a $34.2 million increase in net investments, combined with a $94.2 million increase in net loans held for investment.  Loans held for investment at March 31, 2008 totaled $1.54 billion, compared to $1.45 billion at yearend 2007, an increase of 7%. Investment securities of $231.6 million at March 31, 2008 were 17% higher than the $197.5 million balance at December 31, 2007.

Deposits totaled $1.49 billion at March 31, 2008, compared to $1.44 billion at December 31, 2007.  At the end of the first quarter 2008, noninterest-bearing deposits were $167.5 million, or 11.3%, of total deposits.  Borrowings at the Federal Home Loan Bank of Atlanta (“FHLB”) totaled $192.4 million at March 31, 2008, compared to $131.8 million at December 31, 2007. The increase in the FHLB borrowings were used to fund the growth in the portfolio of loans held for investment. Retail repurchase agreements totaled $35.8 million at March 31, 2008and $29.1 million at December 31, 2007.

Shareholders’ equity remains strong, with all of our regulatory capital ratios at levels that classify FNB United and CommunityOne as “adequately capitalized” under regulatory capital guidelines governing bank holding companies and banks. Shareholders’ equity increased to $217.1 million at the end of the first quarter 2008, compared to $216.3 million at December 31, 2007.  The adoption of the provisions of EITF Issue 06-4 effective January 1, 2008 resulted in a $357,000 reduction of retained earnings through recognition of the cumulative effect of a change in accounting principle. The Company declared dividends of $0.15 per share during the three months ended March 31, 2008.

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

Nonperforming loans at March 31, 2008 were $16.4 million, or 1.06% of loans held for investment, compared to $12.7 million, or 0.96% of loans held for investment at March 31, 2007 and $18.7 million or 1.29% of loans held for investment at December 31, 2007.  Other real estate owned was $4.1 million at March 31, 2008, compared to $3.1 million at March 31, 2007 and $2.9 million at December 31, 2007.

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

The adequacy of the allowance for loan losses is measured on a quarterly basis against an allowance model that assigns reserves to various components of the loan portfolio in order to provide for probable inherent losses.  Homogeneous pools of loans are segregated, and classifications of individual loans within certain of these pools are identified using risk grades derived from regulatory risk guidelines and additional internal parameters.  Utilizing the trailing four-year historical loss experience of CommunityOne combined with recent loss experience associated with the loan portfolio from the Company’s most recent acquisition and the assessment of portfolio quality and diversification trends and economic factors, a range of appropriate reserves is calculated for each classification and pool of loans.  Allocated to each pool is a reserve amount within the calculated range, as supported by the historical loss ratios.  Additional reserves are estimated and assigned to the most adversely classified loans based upon an individual analysis of present-value repayment and/or liquidation projections of each loan.  A portion of the total reserve may be unallocated to any specific segment of the loan portfolio, but will not exceed the upper limit of the total calculated reserve range when aggregated with allocated portions.  The determination within the allowance model of allocated and unallocated components is not necessarily indicative of future losses or allocations.  The entire balance of the allowance for loan losses is available to absorb losses in any segment of the loan portfolio.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.18% at March 31, 2008 and 1.20% at both December 31, 2007 and March 31, 2007.  The allowance percentage has remained within a range of 1.16% to 1.20% during the twelve-month period ended March 31, 2008, based on the results from application of the allowance model that assigns reserves to various components of the loan portfolio in order to provide for probable inherent losses. Adequate provisions and allowances for loan losses are based upon numerous factors including growth of the loan portfolio, delinquencies, net charge offs, nonperforming loans, and collateral values. Changes in the allowance for loan losses are presented in Note 4 to the Consolidated Financial Statements.

During the quarter ended March 31, 2008, a majority of the asset quality indicators improved, compared to December 31, 2007. The assessment of loans at March 31, 2008 determined that the amount of loans impaired had decreased $1.5 million since yearend, while the amount of impairment on these loans increased $160,000 during the same period. Commercial nonaccrual loans decreased by nearly $2.0 million during the quarter, or from 1.264% of the commercial loan portfolio at December 31, 2007, to 1.024% at March 31, 2008. Generally, the consumer portfolio quality metrics improved. Past due loans decreased to their lowest point since early 2007 while the loss experience fell to its lowest level in more than a year. However, commercial real estate concentrations increased from 33.6% of the commercial portfolio at December 31, 2007, to 41.3% at the end of the first quarter. At March 31, 2007, the allowance was $13.4 million which represented 1.24% of total loans and 10.82 times nonperforming loans. After taking into consideration these factors, as well as the Company’s market economy and other factors inherent in the loan portfolio, the Company established the allowance for loan losses at $18.2 million, which represented 1.18% of total loans and 1.11 times nonperforming loans. The allowance for loan losses at December 31, 2007 was $17.4 million and represented 1.20% of total loans which was 0.93 times nonperforming loans. As a percentage of loans outstanding, the allowance declined from the prior yearend as a result of improving trends in credit quality and strong loan growth and is based on the model described above.

Management believes the allowance for loan losses of $18.2 million at March 31, 2008 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires continuous evaluation and considerable judgment.  Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid.  Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required.  No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

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

Consistent with the general approach to liquidity, loans and other assets of the Company are based primarily on a core of local deposits and the Company’s capital position.  Comparing the first quarter 2008 to the first quarter 2007, the Company has supplemented growth in core deposits and retail repurchase agreements with brokered deposits and Federal Home Loan Bank advances. This has been adequate to fund loan demand in the Company’s market area, while maintaining the desired level of immediate liquidity and a substantial investment securities portfolio available for both immediate and secondary liquidity purposes.

Commitments, Contingencies and Off-Balance Sheet Risk

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements.  Significant commitments at March 31, 2008 are discussed below.

Commitments by CommunityOne to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  At March 31, 2008, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $457.6 million.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

CommunityOne issues standby letters of credit whereby it guarantees the performance of a customer to a third party if a specified triggering event or condition occurs.  The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee.  All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets.  The maximum potential amount of undiscounted future payments related to standby letters of credit was $2.5 million at March 31, 2008, $2.7 million at December 31, 2007 and $6.8 million at March 31, 2007.

Dover Mortgage Company originates certain fixed rate residential mortgage loans with the intention of selling these loans.  Between the time that Dover enters into an interest rate lock or a commitment to originate a fixed rate residential mortgage loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments.  The Company believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security.  The commitments to originate fixed rate residential mortgage loans and the forward sales commitments are freestanding derivative instruments.  They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales.  The commitments to originate fixed rate residential mortgage loans totaled $8.1 million at March 31, 2008, and the related forward sales commitments totaled $8.1 million.  Loans held for sale by Dover totaled $9.1 million at March 31, 2008, and the related forward sales commitments totaled $8.1 million.

CommunityOne had loans held for sale of $6.0 million at March 31, 2008.  Binding commitments of CommunityOne for the origination of mortgage loans intended to be held for sale at March 31, 2008 were $29.3 million. The Company does not have any special purpose entities or other similar forms of off-balance sheet financing.

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

The Company’s balance sheet was asset-sensitive at March 31, 2008.  An asset-sensitive position means that, for cumulative gap measurement periods of one year or less, there are more assets than liabilities subject to immediate repricing as market rates change.  Because immediately rate sensitive assets exceed rate sensitive interest-bearing liabilities, the earnings position could improve in a rising rate environment and could deteriorate in a declining rate environment, depending on the correlation of rate changes in these two categories.  Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits.  These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

Capital Resources

Banks and financial holding companies, as regulated institutions, must meet required levels of capital.  The OCC and the Federal Reserve, which are the primary regulatory agencies for CommunityOne and the Company, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets.  Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines.

As shown in the accompanying table, the Company and CommunityOne have capital levels exceeding the requirements for “adequately capitalized” bank holding companies and banks as of March 31, 2008.

	Regulatory Guidelines
	Well Capitalized	Adequately Capitalized	FNB United	CommunityOne

Total Capital	10.0%	8.0%	9.7%	9.6%
Tier 1 Capital	6.0	4.0	7.4	8.5
Leverage Capital	5.0	4.0	7.2	8.3

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

Cautionary Statement for Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as “believes”, “expects”, “plans”, “projects”, “goals”, “estimates”, “may”, “could”, “should”, or “anticipates” or the negative thereof or other variations thereon of comparable terminology, or by discussions of strategy that involve risks and uncertainties.  In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Company.  Forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results.  The Company wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect the Company’s actual results, causing actual results to differ materially from those in any forward-looking statement.   These factors include, without limitation:  (i) competitive pressure in the banking industry or in the Company’s markets may increase significantly, (ii) changes in the interest rate environment may reduce margins, (iii) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration, (iv) changes may occur in banking legislation and regulation, (v) changes may occur in general business conditions, (vi) changes may occur in the securities markets, and (vii) changes in real estate markets. Readers should also consider information on risks and uncertainties contained in the discussions of competition, supervision and regulation, and effect of governmental policies contained in the Company’s most recent Annual Report on Form 10-K. All forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any statement, whether written or oral, to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

Management does not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis prepared and presented in conjunction with the Form 10-K Annual Report for the fiscal year ended December 31, 2007.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

As of March 31, 2008, the end of the period covered by this report, FNB United carried out an evaluation under the supervision and with the participation of the Company’s management, including FNB United’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of FNB United’s disclosure controls and procedures.  In designing and evaluating the Company’s disclosure controls and procedures, FNB United and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and FNB United’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based upon the evaluation, the Chief Executive Officer, and Chief Financial Officer concluded that, the Company’s disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by FNB United in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the fourth quarter of 2006, the Company’s management first learned that FNB United did not maintain effective internal control over financial reporting as it did not have controls designed and in place for an adequate amount of time to provide assurance that nonroutine transactions were being handled properly.

Management is in the process of remediating its controls for nonroutine transactions.  FNB United reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. During the first quarter of 2008, the Company began utilizing a policy on nonroutine transactions.

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

FNB United Corp.
(Registrant)

May 12, 2008	/s/ Mark A. Severson
Mark A. Severson
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.10	Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed March 16, 1985.

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
______________

* Management contract, or compensatory plan or arrangement.