Form 10-Q
period 2008-06-30
FNB United Corp.
filed 2008-08-11
CIK 764811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended:
June 30, 2008

Commission File Number: 000-13823

FNB United Corp.
 (Exact name of Registrant as specified in its Charter)

North Carolina	56-1456589
(State of Incorporation)	(I.R.S. Employer Identification No.)

150 South Fayetteville Street
Asheboro, North Carolina	27203
(Address of principal executive offices)	(Zip Code)

(336) 626-8300
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐   No  ☒

At August 7, 2008, 11,425,052 shares of the registrant's common stock, $2.50 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FNB United Corp. and Subsidiary
CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	December 31,
	2008	2007
	(unaudited)
	(in thousands, except share and per share data)
ASSETS
Cash and due from banks	$36,728	$37,739
Interest-bearing bank balances	198	836
Federal funds sold	500	542
Investment securities:
Available for sale, at estimated fair value (amortized
cost of $187,484,000 and $160,903,000)	186,213	161,809
Held to maturity (estimated fair value of
$24,969,000 and $35,251,000)	25,360	35,650
Loans held for sale	19,875	17,586

Loans held for investment	1,574,942	1,446,116
Less allowance for loan losses	(18,845)	(17,381)
Net loans held for investment	1,556,097	1,428,735
Premises and equipment, net	49,926	46,614
Goodwill	108,395	110,195
Core deposit premiums	6,161	6,564
Other assets	65,567	60,236

Total Assets	$2,055,020	$1,906,506

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand deposits	$164,671	$158,564
Interest-bearing deposits:
Demand, savings and money market deposits	514,885	464,731
Time deposits of $100,000 or more	375,854	375,419
Other time deposits	430,724	442,328
Total deposits	1,486,134	1,441,042
Retail repurchase agreements	32,297	29,133
Federal Home Loan Bank advances	202,418	131,790
Federal funds purchased	28,000	13,500
Subordinated debt	15,000	-
Junior subordinated debentures	56,702	56,702
Other liabilities	19,587	18,083
Total Liabilities	1,840,138	1,690,250
Shareholders' equity:
Preferred stock - $10.00 par value;
authorized 200,000 shares, none issued	-	-
Common stock - $2.50 par value;
authorized 50,000,000 shares, issued
shares - 11,425,052 and 11,426,902	28,563	28,567
Surplus	114,478	114,119
Retained earnings	73,449	74,199
Accumulated other comprehensive loss	(1,608)	(629)
Total Shareholders' Equity	214,882	216,256

Total Liabilities and
Shareholders' Equity	$2,055,020	$1,906,506

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands, except share and per share data)
Interest Income
Interest and fees on loans	$25,858	$28,569	$53,394	$56,438
Interest and dividends on investment securities:
Taxable income	1,959	2,231	4,094	3,887
Non-taxable income	503	491	1,030	1,045
Other interest income	5	423	17	1,241
Total interest income	28,325	31,714	58,535	62,611

Interest Expense
Deposits	10,622	13,245	22,428	26,043
Retail repurchase agreements	163	319	412	624
Federal Home Loan Bank advances	1,829	674	3,521	1,355
Federal funds purchased	174	27	298	27
Other borrowed funds	588	1,390	1,497	2,678
Total interest expense	13,376	15,655	28,156	30,727

Net Interest Income	14,949	16,059	30,379	31,884
Provision for loan losses	1,383	476	2,897	1,000
Net Interest Income After Provision for Loan Losses	13,566	15,583	27,482	30,884

Noninterest Income
Service charges on deposit accounts	2,137	2,279	4,221	4,329
Gains on sale of mortgage loans	804	1,368	2,227	2,506
Trust and investment services	468	461	931	832
Cardholder and merchant services income	638	537	1,119	1,044
Other service charges, commissions and fees	335	319	448	656
Bank owned life insurance	235	215	486	451
Other income	126	247	339	581
Total noninterest income	4,743	5,426	9,771	10,399

Noninterest Expense
Personnel expense	8,908	8,199	17,607	16,618
Net occupancy expense	1,350	1,390	2,649	2,569
Furniture and equipment expense	1,121	1,247	2,257	2,360
Data processing services	726	470	1,183	1,002
Goodwill impairment	1,800	-	1,800	-
Other expense	3,413	4,063	7,361	7,432
Total noninterest expense	17,318	15,369	32,857	29,981

Income Before Income Taxes	991	5,640	4,396	11,302
Income taxes	851	1,949	1,933	3,859

Net Income	$140	$3,691	$2,463	$7,443

Net income per common share:
Basic	$0.01	$0.33	$0.22	$0.66
Diluted	$0.01	$0.33	$0.22	$0.66

Weighted average number of common shares outstanding:
Basic	11,414,330	11,318,908	11,409,630	11,291,270
Diluted	11,416,269	11,343,367	11,411,569	11,319,427

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
Six Months Ended June 30, 2008 and 2007 (unaudited)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
	(in thousands, except share and per share data)

Balance, December 31, 2006	11,293,992	$28,235	$112,213	$68,662	$(1,442)	$207,668
Comprehensive income:
Net income	-	-	-	7,443	-	7,443
Other comprehensive income, net of taxes:
Unrealized securities losses	-	-	-	-	(501)	(501)
Total comprehensive income	-	-	-	-	-	6,942
Cash dividends declared, $0.30 per share	-	-	-	(3,404)	-	(3,404)
Stock options:	-			-	-	-
Proceeds from options exercised	76,314	191	489	-	-	680
Compensation expense recognized	-	-	266	-	-	266
Net tax benefit related to option exercises	-	-	150	-	-	150
Restricted stock:				-	-
Shares issued, subject to restriction	2,000	5	(5)	-	-	-
Compensation expense recognized	-	-	162	-	-	162
Other compensatory stock issued	432	1	7	-	-	8

Balance, June 30, 2007	11,372,738	$28,432	$113,282	$72,701	$(1,943)	$212,472

Balance, December 31, 2007	11,426,902	$28,567	$114,119	$74,199	$(629)	$216,256
Cumulative effect of a change in accounting
principle - Adoption of EITF 06-4	-	-	-	(357)	-	(357)
Comprehensive income:
Net income	-	-	-	2,463	-	2,463
Other comprehensive income, net of taxes:
Unrealized securities losses	-	-	-	-	(1,318)	(1,318)
Interest rate swap	-	-	-	-	311	311
Application of SFAS No. 158	-	-	-	-	28	28
Total comprehensive income	-	-	-	-	-	1,484
Cash dividends declared, $0.25 per share	-	-	-	(2,856)	-	(2,856)
Stock options:
Proceeds from options exercised	150	1	1	-	-	2
Compensation expense recognized	-	-	219	-	-	219
Restricted stock:
Shares issued/terminated,
subject to restriction	(2,000)	(5)	5	-	-	-
Compensation expense recognized	-	-	134	-	-	134

Balance, June 30, 2008	11,425,052	$28,563	$114,478	$73,449	$(1,608)	$214,882

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended,
	June 30,
	2008	2007
	(dollars in thousands)
Operating Activities
Net income	$2,463	$7,443
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization of premises and equipment	1,714	1,800
Provision for loan losses	2,897	1,000
Deferred income taxes	319	341
Deferred loan fees and costs, net	599	(794)
Premium amortization and discount accretion of investment securities, net	(170)	19
Amortization of core deposit premiums	403	410
Stock compensation expense	353	436
Income from bank owned life insurance	(486)	(451)
Mortgage loans held for sale:
Origination of mortgage loans held for sale	(151,196)	(213,209)
Proceeds from sale of mortgage loans held for sale	150,667	209,454
Gain on mortgage loan sales	(2,227)	(2,506)
Mortgage servicing rights capitalized	(731)	(534)
Mortgage servicing rights amortization and impairment	379	174
Goodwill impairment	1,800	-
Changes in assets and liabilities:
(Increase) decrease in interest receivable	1,341	(817)
(Increase) decrease in other assets	(1,219)	4,459
Increase in accrued interest and other liabilities	2,773	545
Net cash provided by operating activities	9,679	7,770

Investing Activities
Available-for-sale securities:
Proceeds from maturities and calls	43,934	27,089
Purchases	(70,299)	(96,556)
Held-to-maturity securities:
Proceeds from maturities and calls	10,250	4,378
Net increase in loans held for investment	(134,992)	(52,259)
Purchases of premises and equipment	(5,079)	(2,145)
Net cash used in investing activities	(156,186)	(119,493)

Financing Activities
Net increase in deposits	45,092	24,350
Increase in retail repurchase agreements	3,164	5,020
Increase (decrease) in Federal Home Loan Bank advances	70,486	(1,195)
Increase in federal funds purchased	14,500	8,950
Increase in other borrowings	15,000	5,940
Proceeds from exercise of stock options	2	680
Tax benefit from exercise of stock options	-	150
Cash dividends paid	(3,428)	(3,622)
Net cash provided by financing activities	144,816	40,273

Net Decrease in Cash and Cash Equivalents	(1,691)	(71,450)

Cash and Cash Equivalents at Beginning of Period	39,117	108,340

Cash and Cash Equivalents at End of Period	$37,426	$36,890

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$28,487	$30,243
Income taxes, net of refunds	1,159	329
Noncash transactions:
Foreclosed loans transferred to other real estate	5,047	1,092
Unrealized securities gains (losses), net of income taxes (benefit)	(1,318)	(501)
Application of SFAS No. 158 to employee benefit plan costs, net of income taxes	28	-
Interest rate swap	311	-
Adoption of EITF Issue 06-4	(357)	-

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

FNB United Corp. (“FNB United”) is the bank holding company for CommunityOne Bank, National Association (“CommunityOne”), formerly known as First National Bank and Trust Company prior to June 4, 2007. CommunityOne has three wholly owned subsidiaries, Dover Mortgage Company (“Dover”), First National Investor Services, Inc. and Premier Investment Services, Inc.  Through CommunityOne and Dover, FNB United offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers. CommunityOne has offices in Alamance, Alexander, Ashe, Catawba, Chatham, Gaston, Guilford, Iredell, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes counties in North Carolina.  Dover, based in Charlotte, NC, joined FNB United in 2003 and has a retail origination network in key growth markets across the state, in addition to wholesale operations. Effective August 1, 2007, Dover became a subsidiary of CommunityOne. Premier Investment Services, Inc. is an inactive company.

The accompanying consolidated financial statements, prepared without audit, include the accounts of FNB United and its subsidiary (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Operating results for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic EPS denominator - weighted average number of common shares outstanding	11,414,330	11,318,908	11,409,630	11,291,270
Dilutive share effect arising from potential common share issuances	1,939	24,459	1,939	28,157

Diluted EPS denominator	11,416,269	11,343,367	11,411,569	11,319,427

For the three months ended June 30, 2008 and 2007 there were 647,004 and 363,221 shares, respectively, related to stock options and restricted stock that were antidilutive since the exercise price exceeded the average market price for the period and were omitted from the calculation of diluted earnings per share for their respective periods. For the six months ended June 30, 2008 and 2007, there were 656,520 and 368,272 shares, respectively, related to stock options and restricted stock that were antidilutive.  These common stock equivalents were omitted from the calculations of diluted EPS for their respective periods.

4.	Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Balance, at beginning of period	$18,215	$15,757	$17,381	$15,943
Provision for loan losses	1,383	476	2,897	1,000
Net chargeoffs
Chargeoffs	(1,106)	(1,031)	(2,152)	(2,229)
Recoveries	353	503	719	991
Net chargeoffs	(753)	(528)	(1,433)	(1,238)

Balance, end of period	$18,845	$15,705	$18,845	$15,705

Annualized net charge-offs during
the period to average loans	0.19%	0.16%	0.19%	0.18%
Annualized net charge-offs during
the period to allowance for loan losses	15.98%	13.45%	15.21%	15.77%
Allowance for loan loss to loans held
for investment	1.20%	1.16%	1.20%	1.16%

5.	Postretirement Employee Benefit Plans

The accompanying table details the components of the net periodic cost of the Company’s postretirement benefit plans as recognized in the Company’s Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pension Plan	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Service cost	$66	$67	$132	$134
Interest Cost	165	157	330	314
Expected return on plan assets	(235)	(236)	(470)	(472)
Amortization of prior service cost	1	1	2	2
Amortization of net actuarial loss	2	6	4	12
Net periodic pension cost (income)	$(1)	$(5)	$(2)	$(10)

Supplemental Executive Retirement Plan

Service cost	$34	$35	$68	$70
Interest Cost	36	33	72	66
Expected return on plan assets	-	-	-	-
Amortization of prior service cost	17	17	34	34
Amortization of net actuarial loss	2	7	4	14
Net periodic SERP cost	$89	$92	$178	$184

Other Postretirement Defined Benefit Plans

Service cost	$4	$4	$8	$8
Interest Cost	18	17	36	34
Expected return on plan assets	-	-	-	-
Amortization of prior service cost (credit)	(1)	(1)	(2)	(2)
Amortization of transition obligation	-	-	-	-
Amortization of net actuarial loss (gain)	-	2	-	4
Net periodic postretirement benefit cost	$21	$22	$42	$44

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

Staff Accounting Bulletin No. 109.  SAB 109 revises and rescinds portions of the interpretative guidance included in Topic 5:DD of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting literature (principally SFAS 156 and SFAS 159). SAB 109 discusses the staff’s views on the accounting for written loan commitments that are recorded at fair value through earnings under generally accepted accounting principles.  The principal change to current staff guidance is to include the expected net future cash flows relating to the associated servicing of a loan in the fair value measurement of a derivative loan commitment (such as a loan commitment relating to a mortgage loan that will be held for sale).  SAB 109 is effective prospectively to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of the provisions of SAB, 109 effective January 1, 2008, resulted in the initial recognition of $500,000 in written loan commitments recorded at fair value through earnings related to the expected net future cash flows involving the associated servicing of loans in the fair value measurement of derivative loan commitments.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS 161 on its consolidated financial position and results of operations.

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

7.            Comprehensive Income

Comprehensive income is defined as the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources and, accordingly, includes both net income and amounts referred to as other comprehensive income.  The items of other comprehensive income are included in the consolidated statement of shareholders’ equity and comprehensive income.  The accumulated balance of other comprehensive income is included in the shareholders’ equity section of the consolidated balance sheet.  The Company’s components of accumulated other comprehensive income at June 30, 2008 include unrealized gains (losses) on investment securities classified as available-for-sale, the effect of the application of SFAS No. 158 to defined benefit pension and other postretirement plans for employees, and the changes in the interest rate swap on one issue of the trust preferred securities.

For the three months ended June 30, 2008 and 2007, total comprehensive income (loss), consisting of net income and the components of other comprehensive income, net of tax benefit, was ($1.3 million) and $3.3 million, respectively. The income tax benefit related to the components of other comprehensive income amounted to $976,000 and $279,000, respectively.

For the six months ended June 30, 2008 and 2007, total comprehensive income, consisting of net income and the components of other comprehensive income, net of tax benefit, was $1.5 million and $6.9 million, respectively. The income tax benefit related to the components of other comprehensive income amounted to $673,000 and $325,000, respectively.

8.	Financial Instruments

On March 14, 2008, FNB United entered into a pay fixed, receive variable interest rate swap with SunTrust Bank in the notional amount of $20,000,000, exactly matching the terms of an existing trust preferred security and maturing on the first date on which FNB United may call the security.  As a result, FNB United has locked the rate of interest payable on the trust preferred securities at 4.01% through December 15, 2010.  Holders of the trust preferred are not affected. The swap was effective at June 30, 2008 and is expected to remain so as the cash flows are exactly matched.

On May 27, 2008, FNB United entered into a revolving credit agreement with SunTrust Bank in the original principal amount of $10,000,000. Proceeds of all revolving loans will be used for general corporate purposes, including supporting the capital needs of CommunityOne. The revolving credit facility bears interest at three-month LIBOR plus 1.50% per annum and will terminate on May 22, 2009. It is unsecured. The credit agreement includes customary financial and corporate affirmative and negative covenants and customary provisions for acceleration upon the occurrence of an event of default by FNB United. Prepayments may be made without premium or penalty. FNB United has not drawn down any amounts under the revolving credit facility.

On June 30, 2008, CommunityOne entered into a subordinated debt loan agreement with SunTrust Bank. The agreement provides for a $15 million subordinated term loan that is unsecured and intended to qualify as Tier 2 capital under applicable rules and regulations of the Comptroller of the Currency. The loan will mature on June 30, 2015 and will bear interest at three-month LIBOR plus 3.50%, with interest only payable quarterly. There is no right of acceleration in the case of a default in the payment of the principal of or interest on the subordinated debt loan or the performance of any other obligation of CommunityOne under the note evidencing the loan. Acceleration upon the occurrence of limited events of default is permitted provided that any required prior approval of the Comptroller of the Currency for such acceleration is obtained. CommunityOne has been extended the full amount of the subordinated debt loan.

9.	Fair values of assets and liabilities

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans. At June 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(in thousands)
June 30, 2008	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$186,213	$2,023	$180,839	$3,351
Derivative assets	987	-	987	-
Total assets at fair value	$187,200	$2,023	$181,826	$3,351

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended June 30, 2008.

(in thousands)
June 30, 2008	Investment securities available for sale	Total

Beginning balance, March 31, 2008	$4,265	$4,265
Total gains/losses (realized'unrealized)
Included in earnings (or changes in net assets)	-	-
Included in other comprehensive income	(905)	(905)
Purchases, issuances, and settlements	-	-
Transfers in/out of Level 3	(9)	(9)
Ending balance, June 30, 2008	$3,351	$3,351

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

(in thousands)
June 30, 2008	Total	Level 1	Level 2	Level 3

Loans	$1,213	$-	$-	$1,213
Mortgage servicing rights	3,252	-	-	3,252
OREO	5,645	-	5,645	-
Total assets at fair value	$10,110	$-	$5,645	$4,465

10.	Goodwill

During the second quarter of 2008, FNB United commenced an impairment evaluation of the Dover Mortgage goodwill as a result of changes in the Dover business model, which included the closing of certain offices that were not accretive to earnings. As a result, the impairment evaluation determined the carrying value exceeded fair value. The Company made the decision to take a goodwill impairment charge for the entire remaining carrying value of $1.8 million (pre-tax and after-tax), and this non-cash charge has been recorded as a component of noninterest expense for the second quarter.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the goodwill impairment analysis of Dover Mortgage as of June 30, 2008 necessitates an impairment analysis of the remaining entity-wide goodwill of $108.4 million as of June 30, 2008. This analysis is underway and will be completed by the end of the third quarter of 2008. Even though the fair value of the enterprise reporting unit exceeded its carrying value as of the most recent testing date, December 31, 2007, there can be no assurance that the pending assessment of enterprise goodwill will indicate that its fair value exceeds its carrying value.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the financial condition, changes in financial condition and results of operations of FNB United Corp. (“FNB United”) and its wholly owned subsidiary, CommunityOne Bank, National Association (“CommunityOne”), formerly known as First National Bank and Trust Company, prior to June 4, 2007. FNB United and its subsidiary are collectively referred to as the “Company.” This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this quarterly report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in forward-looking statements as a result of various factors. This discussion is intended to assist in understanding the financial condition and results of operations of the Company.

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

Additionally, CommunityOne has a mortgage banking subsidiary, Dover Mortgage Company, which originates, underwrites and closes loans for sale into the secondary market.  Dover, based in Charlotte, NC, joined FNB United in 2003 and has a retail origination network in key growth markets across the state, in addition to wholesale operations in the surrounding states of South Carolina, Tennessee, and Virginia. Effective August 1, 2007, Dover became a subsidiary of CommunityOne.

Executive Summary

The Company earned $140,000 in the second quarter of 2008, a 96% decline from earnings of $3.7 million in the same period of 2007. The decrease in net income resulted from declining levels of net interest income and noninterest income and higher levels of provision for loan losses. Additionally, during the second quarter of 2008, FNB United commenced an impairment evaluation of the Dover Mortgage goodwill as a result of changes in the Dover business model, which included the closing of certain offices that were not accretive to earnings.  As a result, the impairment evaluation determined the carrying value exceeded fair value. The Company made the decision to take a goodwill impairment charge for the entire remaining carrying value of $1.8 million (pre-tax and after-tax) ), or $0.16 per share, and this non-cash charge has been recorded as a component of noninterest expense for the second quarter. Noninterest expense was flat, excluding the effect of the goodwill impairment charge. Quarterly basic and fully diluted earnings per common share decreased from $0.33, to $0.01.

Total assets were $2.06 billion at June 30, 2008, up 10% from June 30, 2007 and 8% from December 31, 2007.  Gross loans held for investment of $1.57 billion at June 30, 2008 represented an increase of $222.4 million, or 16%, from $1.35 billion at June 30, 2007 and an increase of $128.8 million, or 9%, from $1.45 billion at December 31, 2007.  Total deposits of $1.49 billion at June 30, 2008 represented an increase of $40.2 million, or 3%, from $1.45 billion at June 30, 2007 and an increase of $44.5 million, or 3%, from $1.44 billion at December 31, 2007.

Financial highlights are presented in the accompanying table.

Table 1
Selected Financial Data
	As of / For the Quarter Ended		As of / For the Quarter Ended
	6/30/2008	6/30/2007	6/30/2008	6/30/2007
Selected components income statement data	(dollars in thousands, except per share data)
Interest income	$28,325	$31,714	$58,535	$62,611
Interest expense	13,376	15,655	28,156	30,727
Net interest income	14,949	16,059	30,379	31,884
Provision for loan losses	1,383	476	2,897	1,000
Net interest income after provision for loan losses	13,566	15,583	27,482	30,884
Noninterest income	4,743	5,426	9,771	10,399
Noninterest expense	17,318	15,369	32,857	29,981
Income before income taxes	991	5,640	4,396	11,302
Income taxes	851	1,949	1,933	3,859
Net income	$140	$3,691	$2,463	$7,443

Common share data
Basic earnings per share	$0.01	$0.33	$0.22	$0.66
Diluted earnings per share	0.01	0.33	$0.22	0.66
Dividends declared per share	0.10	0.15	0.25	0.30
Book value per share	18.81	18.68	18.81	18.68
Weighted average shares outstanding-basic	11,414,330	11,318,908	11,409,630	11,291,270
Weighted average shares outstanding-diluted	11,416,269	11,343,367	11,411,569	11,319,427

Financial condition data
Total assets	$2,055,020	$1,863,407	$2,055,020	$1,863,407
Securities	211,573	238,559	211,573	238,559
Loans held for sale	19,875	27,123	19,875	27,123
Net loans held for investment	1,556,097	1,336,871	1,556,097	1,336,871
Deposits	1,486,134	1,445,330	1,486,134	1,445,330
Goodwill and core deposit intangible	114,556	117,521	114,556	117,521
Borrowings	334,417	157,436	334,417	157,436
Shareholders' equity	214,882	212,472	214,882	212,472

Average Balances
Total assets	$2,046,034	$1,855,436	$2,003,445	$1,843,014
Securities	227,524	258,519	221,605	254,824
Loans	1,577,769	1,355,601	1,542,519	1,344,256
Interest-earning assets	1,805,293	1,614,120	1,764,124	1,599,080
Goodwill and core deposit intangible	116,395	118,030	116,521	118,129
Deposits	1,486,829	1,448,022	1,469,779	1,437,390
Total interest-bearing liabilities	1,645,523	1,459,458	1,605,693	1,451,703
Shareholders' equity	217,453	211,679	217,584	210,435

Performance Ratios
Return on average assets	0.03%	0.80%	0.25%	0.81%
Return on tangible assets	0.03%	0.85%	0.26%	0.87%
Return on average equity	0.26%	6.99%	2.27%	7.13%
Return on tangible equity	0.56%	15.81%	4.89%	16.26%
Net interest margin	3.40%	4.07%	3.54%	4.11%
Noninterest income to average assets	0.93%	1.17%	0.98%	1.14%
Noninterest expense to average assets	3.40%	3.32%	3.29%	3.28%
Efficiency ratio	87.94%	71.53%	81.84%	70.91%

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

Goodwill

We have developed procedures to test goodwill for impairment on an annual basis. This testing procedure evaluates possible impairment based on the following:

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

During the second quarter of 2008, FNB United commenced an impairment evaluation of the Dover Mortgage goodwill as a result of changes in the Dover business model, which included the closing of certain offices that were not accretive to earnings.  As a result, the impairment evaluation determined the carrying value exceeded fair value. The Company made the decision to take a goodwill impairment charge for the entire remaining carrying value of $1.8 million (pre-tax and after-tax), and this non-cash charge has been recorded as a component of noninterest expense for the second quarter.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the goodwill impairment analysis of Dover Mortgage as of June 30, 2008 necessitates an impairment analysis of the remaining entity-wide goodwill of $108.4 million as of June 30, 2008. This analysis is underway and will be completed by the end of the third quarter of 2008. Even though the fair value of the enterprise reporting unit exceeded its carrying value as of the most recent testing date, December 31, 2007, there can be no assurance that the pending assessment of enterprise goodwill will indicate that its fair value exceeds its carrying value.

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

Results of Operations

Net Interest Income

Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits.  Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.  Analyses are presented in Table 2 (three month periods ended June 30, 2008 and 2007) and Table 3 (six month periods ended June 30, 2008 and 2007) of the Company’s net interest income on a taxable-equivalent basis and average balance sheets.

For the three months ended June 30, 2008, net interest income before the provision for loan losses was $15.3 million, a decrease of $1.1 million, or 7%, from $16.4 million for the same quarter in 2007.  The decrease was primarily due to a $191.2 million increase in average earning asset balances and a $186.1 million increase in interest bearing liabilities, offset by the 158 basis point decrease in yield on earning assets, combined with a 103 basis point decrease in interest-bearing liabilities.

The net interest margin (taxable-equivalent net interest income divided by average earning assets) compressed 67 basis points, to 3.40 % for the three months ended June 30, 2008, compared to 4.07% in the same period in 2007.  The decline in the net interest margin can be primarily attributed to the rapid decline in the prime lending rate, from 8.25% at March 31, 2007 to 5.25% at June 30, 2008. The majority of this decline occurred between September 2007 and March 2008. Approximately two-thirds of our loan portfolio reprices based on prime whereas our cost of interest-bearing liabilities does not react as quickly. Another variable impacting the margin was the increased market demand for liquidity which we built into our funding cost beginning in the second half of 2007. While the Company experienced a 158 basis point decrease in the yield on earning assets, the cost of interest bearing liabilities decreased only 103 basis points.  Growth in earning assets was funded by higher cost deposits and wholesale borrowings.

For the six months ended June 30, 2008, net interest income before the provision for loan losses was $31.0 million, a decrease of $1.5 million, or 5%, from $32.6 million for the same period in 2007.  The decrease was primarily due to a $165.0 million increase in average earning asset balances and a $154.0 million increase in interest bearing liabilities, offset by the 123 basis point decrease in yield on earning assets, combined with a 74 basis point decrease in interest-bearing liabilities.

The net interest margin (taxable-equivalent net interest income divided by average earning assets) compressed 57 basis points, to 3.54 % for the six months ended June 30, 2008, compared to 4.11% in the same period in 2007.  While the Company experienced a 123 basis point decrease in the yield on earning assets, the cost of interest bearing liabilities only decreased 74 basis points.  Growth in earning assets was funded by higher cost deposits and wholesale borrowings.

Table 2
Average Balances and Net Interest Income Analysis
	Three Months Ended June 30,
	2008			2007
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance(3)	Expense	Rate	Balance(3)	Expense	Rate
Interest earning assets:	(Dollars in thousands)
Loans (1)	$1,577,769	$25,908	6.60%	$1,355,601	$28,623	8.47%
Taxable investment securities	173,972	1,959	4.53	172,077	2,231	5.20
Tax-exempt investment securities (1)	52,553	774	5.92	54,528	757	5.57
Other earning assets	999	5	2.01	31,914	423	5.32
Total earning assets	1,805,293	28,646	6.38	1,614,120	32,034	7.96

Non-earning assets:
Cash and due from banks	30,845			31,733
Goodwill and core deposit premiums	116,395			118,030
Other assets, net	93,501			91,553
Total assets	$2,046,034			$1,855,436

Interest bearing liabilities:
Interest-bearing demand deposits	170,040	227	0.54	166,362	666	1.61
Savings deposits	42,002	26	0.25	49,628	35	0.28
Money market deposits	286,604	1,843	2.59	258,143	2,678	4.16
Time deposits	823,572	8,526	4.16	811,182	9,866	4.88
Retail repurchase agreements	33,963	163	1.93	28,012	319	4.57
Federal Home Loan Bank advances	201,639	1,829	3.65	64,662	674	4.18
Federal funds purchased	30,293	174	2.31	1,864	27	5.81
Other borrowed funds	57,410	588	4.12	79,605	1,390	7.00
Total interest bearing liabilities	1,645,523	13,376	3.27	1,459,458	15,655	4.30

Other liabilities and shareholders' equity:
Noninterest-bearing demand deposits	164,611			162,707
Other liabilities	18,447			21,592
Shareholders' equity	217,453			211,679
Total liabilities and equity	$2,046,034			$1,855,436

Net interest income and net yield on earning assets (3) (4)		$15,270	3.40%		$16,379	4.07%

Interest rate spread (5)			3.11%			3.66%

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

Table 3
Average Balances and Net Interest Income Analysis
	Six Months Ended June 30,
	2008			2007
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance(3)	Expense	Rate	Balance(3)	Expense	Rate
Interest earning assets:	(Dollars in thousands)
Loans (1)	$1,542,519	$53,497	6.97%	$1,344,256	$56,550	8.48%
Taxable investment securities	166,344	4,094	4.95	152,303	3,887	5.15
Tax-exempt investment securities (1)	53,997	1,585	5.90	55,621	1,608	5.83
Other earning assets	1,264	17	2.70	46,900	1,241	5.34
Total earning assets	1,764,124	59,193	6.75	1,599,080	63,286	7.98

Non-earning assets:
Cash and due from banks	31,492			32,760
Goodwill and core deposit premiums	116,521			118,129
Other assets, net	91,307			93,045
Total assets	$2,003,444			$1,843,014

Interest bearing liabilities:
Interest-bearing demand deposits	165,975	567	0.69	167,603	1,382	1.66
Savings deposits	41,659	52	0.25	49,925	70	0.28
Money market deposits	273,750	3,856	2.83	249,427	5,114	4.13
Time deposits	827,018	17,954	4.37	811,068	19,477	4.84
Retail repurchase agreements	32,073	412	2.58	27,260	624	4.62
Federal Home Loan Bank advances	185,519	3,521	3.82	65,245	1,355	4.19
Federal funds purchased	22,667	298	2.64	937	27	5.81
Other borrowed funds	57,032	1,497	5.28	80,238	2,678	6.73
Total interest bearing liabilities	1,605,693	28,157	3.53	1,451,703	30,727	4.27

Other liabilities and shareholders' equity:
Noninterest-bearing demand deposits	161,377			159,367
Other liabilities	18,790			21,509
Shareholders' equity	217,584			210,435
Total liabilities and equity	$2,003,444			$1,843,014

Net interest income and net yield on earning assets (3) (4)		$31,036	3.54%		$32,559	4.11%

Interest rate spread (5)			3.22%			3.71%

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

During the three-month period ended June 30, 2008, management determined a charge to operations of $1.4 million would bring the allowance for loan losses to a balance considered to be adequate to reflect the growth in loans and to absorb probable losses inherent in the portfolio.  This amount compared to $476,000 for the second quarter of 2007. The level of the provision was primarily driven by growth in the loan portfolio. Net charge offs for the three months ended June 30, 2008 totaled $753,000, or 0.19% annualized of average loans, compared to $528,000, or 0.16% annualized of average loans for the same period in 2007.

For the six-month period ended June 30, 2008, the provision for loan losses was $2.9 million, compared to $1.0 million in the same period of 2007.  The level of the provision was primarily driven by growth in the loan portfolio. Net charge offs for the six months ended June 30, 2008 totaled $1.4 million, or 0.19% annualized of average loans, compared to $1.2 million, or 0.18% annualized of average loans for the same period in 2007.

Noninterest Income

For the three months ended June 30, 2008, total noninterest income was $4.7 million, a decrease of $683,000, or 13%, compared to the same period in 2007. The primary factor impacting this decrease was a decline in mortgage loan sales to the secondary market which generated $564,000 less income in the 2008 second quarter than for the same period a year ago. This was attributable, primarily, to a 32% decline in the volume of mortgage loans originated for sale. The SAB 109 accrual, as discussed below, was adjusted at June 30 to reflect the current fair value of loan commitments and resulted in a decrease of $32,000. The combination of the other areas netted a $119 thousand decrease, compared to the prior year.

For the six months ended June 30, 2008, total noninterest income was $9.8 million, a decrease of $628,000, or 6%, compared to the same period in 2007.  Mortgage loan sales income was $2.2 million in the first half of 2008, compared to $2.5 million for the same period in 2007. The 2008 year-to-date mortgage loan income was impacted by the adoption of the provisions of SAB 109 effective January 1, 2008, which resulted in the initial recognition of $500,000 in written loan commitments, recorded at fair value through earnings, and was more than offset by a decrease in mortgage loan sales income associated with the slowing housing market. The origination of mortgage loans for sale to the secondary market declined 29% in 2008, compared to the same period a year ago. Trust and investment services income was up $99,000. The noninterest income category of other service charges, commissions and fees was down $208,000, compared to 2007, primarily the result of a $99,000 decrease in fees generated by Dover, combined with net $63,000 writedowns of mortgage servicing rights.

Noninterest Expense

Noninterest expense for the second quarter of 2008 was $17.3 million, a $1.9 million, or 13%, increase, compared to the second quarter a year ago.   The second quarter of 2008 includes a $1.8 million writedown of goodwill associated with the acquisition of Dover Mortgage. Excluding the goodwill impairment charge, noninterest expense was flat to the second quarter 2007. During the second quarter of 2008, FNB United commenced an impairment evaluation of the Dover Mortgage goodwill as a result of changes in the Dover business model, which included the closing of certain offices tht were not accretive to earnings.  As a result,the impairment evaluation determined the carrying value exceeded fair value. The Company made the decision to take a goodwill impairment charge for the entire remaining carrying value of $1.8 million (pre-tax and after-tax), and this non-cash charge has been recorded as a component of noninterest expense for the second quarter.  For the second quarter of 2008, losses on sale of foreclosed property, included in other expense, totaled $191,000, compared to $28,000 for the same period in 2007.

For the first six months of 2008, noninterest expense was $32.9 million, a $2.9 million, or 10% increase, compared to the same period in 2007.  This increase included the impact of the Dover goodwill impairment charge of $1.8 million taken in second quarter 2008. Personnel expense increased $989,000, which included $802,000 in incentive plan accruals and accruals related to medical insurance. For the first six months of 2008, losses on sale of foreclosed property, included in other expense, totaled $358,000, compared to $59,000 for the same period in 2007. Other expense was impacted favorably in 2008 by a $336,000 decrease in rebranding expense. These rebranding expenses during 2007 were one-time costs associated with changing the name of First National Bank and Trust Company and all of its divisions to CommunityOne Bank.

Income Taxes

The Company’s provision for income taxes totaled $851,000 for the second quarter of 2008 and $1.9 million for the same period in 2007. The decrease in the provision for 2008, compared to the prior year, results primarily from the decrease in taxable income. Our provision for income taxes, as a percentage of income before income taxes, was 30.5% for the three months ended June 30, 2008, exclusive of the impact of the non tax -deductible $1.8 million writedown of goodwill associated with the acquisition of Dover Mortgage, compared to 34.6% for the three months ended June 30, 2007, reflective of different levels of tax-exempt earnings.

The Company’s provision for income taxes totaled $1.9 million for the first six months of 2008 and $3.9 million for the same period in 2007. The decrease in the provision for 2008, compared to the prior year, results primarily from the decrease in taxable income. Our provision for income taxes, as a percentage of income before income taxes, was 31.2% for the six months ended June 30, 2008, exclusive of the impact of the non tax-deductible $1.8 million writedown of goodwill associated with the acquisition of Dover Mortgage, compared to 34.1% for the six months ended June 30, 2007, reflective of different levels of tax-exempt earnings.

Financial Condition

Since December 31, 2007, the Company’s assets have increased $148.5 million, to $2.06 billion at June 30, 2008. The principal factors impacting this overall increase during the first six months of 2008 were a $128.8 million increase in loans held for investment, combined with a $14.1 million increase in net investments.  Loans held for investment at June 30, 2008 totaled $1.57 billion, compared to $1.45 billion at yearend 2007, an increase of 9%. Investment securities of $211.6 million at June 30, 2008 were 7% higher than the $197.4 million balance at December 31, 2007.

Deposits totaled $1.49 billion at June 30, 2008, compared to $1.44 billion at December 31, 2007.  At the end of the second quarter 2008, noninterest-bearing deposits were $164.1 million, or 11.0%, of total deposits.  Borrowings at the Federal Home Loan Bank of Atlanta (“FHLB”) totaled $202.4 million at June 30, 2008, compared to $131.8 million at December 31, 2007. On May 27, 2008, FNB United entered into a revolving credit agreement in the original principal amount of $10 million, of which none has been drawn down as of June 30, 2008. Any funds drawn down would be invested in, and quality as, Tier 1 capital of CommunityOne. On June 30, 2008, CommunityOne entered into a subordinated debt loan agreement, providing for a $15 million subordinated term loan that is intended to qualify as Tier 2 capital.  The increase in the FHLB borrowings, combined with the increase of federal funds purchased, was used to fund the growth in the portfolio of loans held for investment. Retail repurchase agreements totaled $32.3 million at June 30, 2008 and $29.1 million at December 31, 2007.

Shareholders’ equity is strong, with all of our regulatory capital ratios at levels that classify the Company as “well capitalized” under bank regulatory capital guidelines. Shareholders’ equity was $214.9 million at the end of the second quarter 2008, compared to $216.3 million at December 31, 2007.  The Company declared dividends of $0.25 per share during the six months ended June 30, 2008.

Investment Securities

The Company evaluates all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, to determine if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than book value, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss.  Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in stockholders’ equity) and not recognized in income until the security is ultimately sold.

During the first six months of 2008, the market for Collateralized Debt Obligations (“CDOs”) deteriorated. The Company owns one CDO issue with a current book value as of June 30, 2008 of $5.0 million. With very limited marketability of the security and rates well above the stated rate of this security, the current trading activity is well below par, at the current level of $3.4 million for this security. The credit rating of the CDO is unchanged from its issuance and the Company’s position is superior to other positions within the CDO. After extensive review, and with the expectation that the Company will receive all contractual cash flows, management determined that no OTTI was necessary. Management will continue to monitor this security for future OTTI.

At June 30, 2008, the remainder of the Company’s securities available-for-sale with an unrealized loss position were, in management’s belief, primarily due to differences in market interest rates as compared to those of the underlying securities.  Management does not believe any of these securities are other-than-temporarily impaired.  At June 30, 2008, the Company has both the intent and ability to hold these impaired securities for a period of time necessary to recover the unrealized losses; however, the Company may from time to time dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

Asset Quality

Management considers the asset quality of CommunityOne to be of primary importance.  A formal loan review function, independent of loan origination, is used to identify and monitor problem loans.  As part of the loan review function, a third party assessment group is employed to review the underwriting documentation and risk grading analysis.

Nonperforming assets

Nonperforming assets are comprised of nonaccrual loans, accruing loans past due 90 days or more and other real estate owned (“OREO”).  Loans are placed in nonaccrual status when, in management’s opinion, the collection of all or a portion of interest becomes doubtful.  Loans are returned to accrual status when the factors indicating doubtful collectibility cease to exist and the loan has performed in accordance with its terms for a demonstrated period of time.  OREO represents real estate acquired through foreclosure or deed in lieu of foreclosure and is generally carried at fair value, less estimated costs to sell.

Nonperforming loans at June 30, 2008 were $12.7 million, or 0.80% of loans held for investment, compared to $11.6 million, or 0.86% of loans held for investment at June 30, 2007, and $18.7 million or 1.29% of loans held for investment at December 31, 2007.  Other real estate owned was $5.8 million at June 30, 2008, compared to $3.1 million at June 30, 2007, and $2.9 million at December 31, 2007.

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

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.20% at June 30, 2008, 1.20% at December 31, 2007 and 1.16% at June 30, 2007.  The allowance percentage has remained within a range of 1.16% to 1.20% during the twelve-month period ended June 30, 2008, based on the results from application of the allowance model that assigns reserves to various components of the loan portfolio in order to provide for probable inherent losses. Adequate provisions and allowances for loan losses are based upon numerous factors including growth of the loan portfolio, delinquencies, net charge offs, nonperforming loans, and collateral values. Changes in the allowance for loan losses are presented in Note 4 to the Consolidated Financial Statements.

Management believes the allowance for loan losses of $18.8 million at June 30, 2008 is adequate to cover probable losses inherent in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires continuous evaluation and considerable judgment.  Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid.  Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required.  No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

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

Commitments, Contingencies and Off-Balance Sheet Risk

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements.  Significant commitments at June 30, 2008 are discussed below.

Commitments by CommunityOne to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  At June 30, 2008, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $470.7 million.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

CommunityOne issues standby letters of credit whereby it guarantees the performance of a customer to a third party if a specified triggering event or condition occurs.  The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee.  All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets.  The maximum potential amount of undiscounted future payments related to standby letters of credit was $2.4 million at June 30, 2008, $2.7 million at December 31, 2007 and $2.9 million at June 30, 2007.

Dover Mortgage Company originates certain fixed rate residential mortgage loans with the intention of selling these loans.  Between the time that Dover enters into an interest rate lock or a commitment to originate a fixed rate residential mortgage loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments.  The Company believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security.  The commitments to originate fixed rate residential mortgage loans and the forward sales commitments are freestanding derivative instruments.  They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales.  The commitments to originate fixed rate residential mortgage loans totaled $15.7 million at June 30, 2008, and the related forward sales commitments totaled $15.7 million.  Loans held for sale by Dover totaled $14.7 million at June 30, 2008, and the related forward sales commitments totaled $14.7 million.

CommunityOne had loans held for sale of $5.1 million at June 30, 2008.  Commitments of CommunityOne for the origination of mortgage loans intended to be held for sale at June 30, 2008 were $13.2 million. The Company does not have any special purpose entities or other similar forms of off-balance sheet financing.

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

The Company’s balance sheet was asset-sensitive at June 30, 2008.  An asset-sensitive position means that, for cumulative gap measurement periods of one year or less, there are more assets than liabilities subject to immediate repricing as market rates change.  Because immediately rate sensitive assets exceed rate sensitive interest-bearing liabilities, the earnings position could improve in a rising rate environment and could deteriorate in a declining rate environment, depending on the correlation of rate changes in these two categories.  Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits.  These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

Capital Resources

Banks and bank holding companies, as regulated institutions, must meet required levels of capital.  The Commissioner and the Federal Reserve, which are the primary regulatory agencies for CommunityOne and FNB United, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets.  Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines.

On May 27, 2008, FNB United entered into a revolving credit agreement in the original principal amount of $10 million, of which none has been drawn down as of June 30, 2008. Any funds drawn down would be invested in, and qualify as, Tier 1 capital of CommunityOne. On June 30, 2008, CommunityOne entered into a subordinated debt loan agreement, providing for a $15 million subordinated term loan that qualifies as Tier 2 capital.  The loan will mature on June 30, 2015 and bears interest at three-month LIBOR plus 3.50%.  See Note 8 – Financial Instruments for additional information.

As shown in the accompanying table, FNB United and its wholly owned banking subsidiary have capital levels exceeding the minimum levels for “well capitalized” bank holding companies and banks as of June 30, 2008.

	Regulatory Guidelines
	Well Capitalized	Adequately Capitalized	FNB United	CommunityOne

Total Capital	10.0%	8.0%	10.54%	10.38%
Tier 1 Capital	6.0	4.0	7.46	8.46
Leverage Capital	5.0	4.0	6.99	7.93

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

Cautionary Statement for Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “projects,” “goals,” “estimates,” “may,” “could,” “should,” or “anticipates” or the negative thereof or other variations thereon of comparable terminology, or by discussions of strategy that involve risks and uncertainties.  In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Company.  Forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results.  The Company wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect the Company’s actual results, causing actual results to differ materially from those in any forward-looking statement.   These factors include, without limitation:  (i) competitive pressure in the banking industry or in the Company’s markets may increase significantly, (ii) changes in the interest rate environment may reduce margins, (iii) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration, (iv) changes may occur in banking legislation and regulation, (v) changes may occur in general business conditions, (vi) changes may occur in the securities markets, and (vii) changes in real estate markets. Readers should also consider information on risks and uncertainties contained in the discussions of competition, supervision and regulation, and effect of governmental policies contained in the Company’s most recent Annual Report on Form 10-K. All forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any statement, whether written or oral, to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities.  The structure of the Company’s loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income.  The Company does not maintain a trading account nor is the Company subject to currency exchange risk or commodity price risk.  Interest rate risk is monitored as part of the Company’s asset/liability management function, which is discussed above in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Asset/Liability Management and Interest Rate Sensitivity.”

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

As of June 30, 2008, the end of the period covered by this report, FNB United carried out an evaluation under the supervision and with the participation of the Company’s management, including FNB United’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of FNB United’s disclosure controls and procedures.  In designing and evaluating the Company’s disclosure controls and procedures, FNB United and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and FNB United’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based upon the evaluation, the Chief Executive Officer, and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by FNB United in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

As of December 31, 2007, FNB United did not have controls designed and in place for the proper recording of nonroutine transactions, such as the restructuring of the Company’s investment portfolio and the sale of the Company’s credit card portfolio that occurred in the third quarters of 2006 and 2007, respectively. FNB United has adopted policies and procedures for the proper recording of nonroutine transactions and is in the process of implementing, utilizing and evaluating these remedial measures. FNB United reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. No control enhancements during the quarter ended June 30, 2008 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                      OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1.A.	Risk Factors

No material changes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of the Corporation was held on Tuesday, May 13, 2008.

(b)	No response is required.

(c)	At the annual meeting, the shareholders voted upon the election of directors.

The shareholders voted in favor of electing the following persons as directors of the Corporation:

		Votes
		Withheld/
	Votes For	Abstentions
For Term Ending 2009
Suzanne B. Rudy	8,519,863	367,768

For Terms Ending 2010
Jacob F. Alexander III	8,539,915	347,716
Darrell L. Frye	8,465,166	422,466
Hal F. Huffman, Jr.	8,546,932	340,700
Lynn S. Lloyd	8,546,907	350,724
J. M. Ramsay III	8,545,576	342,056

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits to this report are listed in the index to exhibits on pages 26, 27, 28 and 29 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FNB United Corp.
(Registrant)

August 8, 2008	/s/ Mark A. Severson
Mark A. Severson
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.10	Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed March 16, 1985.

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

10.40
Guarantee Agreement dated as of November 4, 2006, by FNB Corp. for the benefit of the holders of trust preferred securities, incorporated herein byreference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated November 4, 2005 and filed November 8, 2005.

10.41
Guarantee Agreement dated as of April 27, 2006, between FNB Corp. and Wilmington Trust Company, as guarantee trustee, for the benefit of the holders of trust preferred securities, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated April 27, 2006 and filed April 28, 2006.

10.42	Revolving Credit Agreement dated as of May 27, 2008, between FNB United Corp. and SunTrust Bank.

10.43	Subordinated Debt Loan Agreement dated as of June 30, 2008, between CommunityOne Bank, National Association and SunTrust Bank.

31.10	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.11	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________

* Management contract, or compensatory plan or arrangement.