Form 10-Q
period 2008-09-30
FNB United Corp.
filed 2008-11-10
CIK 764811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended

September 30, 2008

Commission File Number: 000-13823

FNB United Corp.
 (Exact name of Registrant as specified in its Charter)

North Carolina	56-1456589
(State of Incorporation)	(I.R.S. Employer Identification No.)

150 South Fayetteville Street
Asheboro, North Carolina	27203
(Address of principal executive offices)	(Zip Code)

(336) 626-8300
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [ X ]   No  [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  [__]   No  [ X ]

At November 6, 2008, 11,422,003 shares of the registrant's common stock, $2.50 par value, were outstanding.

PART I.   FINANCIAL INFORMATION
Item 1.  Financial Statements

FNB United Corp. and Subsidiary
CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,	December 31,
(in thousands, except share and per share data)	2008	2007
ASSETS
Cash and due from banks	$35,550	$37,739
Interest-bearing bank balances	287	836
Federal funds sold	207	542
Investment securities:
Available for sale, at estimated fair value (amortized
cost of $200,363 and $160,903)	198,056	161,809
Held to maturity (estimated fair value of
$22,970 and $35,251)	23,328	35,650
Loans held for sale	20,261	17,586
Loans held for investment	1,589,101	1,446,116
Less allowance for loan losses	(26,750)	(17,381)
Net loans held for investment	1,562,351	1,428,735
Premises and equipment, net	51,038	46,614
Goodwill	108,395	110,195
Core deposit premiums	5,961	6,564
Other assets	65,692	60,236
Total Assets	$2,071,126	$1,906,506

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand deposits	$159,882	$158,564
Interest-bearing deposits:
Demand, savings and money market deposits	484,701	464,731
Time deposits of $100,000 or more	452,992	375,419
Other time deposits	422,107	442,328
Total deposits	1,519,682	1,441,042
Retail repurchase agreements	25,552	29,133
Federal Home Loan Bank advances	212,387	131,790
Federal funds purchased	9,000	13,500
Subordinated debt	15,000	-
Junior subordinated debentures	56,702	56,702
Other borrowings	5,000	-
Other liabilities	16,386	18,083
Total Liabilities	1,859,709	1,690,250
Shareholders' equity:
Preferred stock - $10.00 par value;
authorized 200,000 shares, none issued	-	-
Common stock - $2.50 par value;
authorized 50,000,000 shares, issued
shares - 11,422,003 and 11,426,902	28,555	28,567
Surplus	114,593	114,119
Retained earnings	70,609	74,199
Accumulated other comprehensive loss	(2,340)	(629)
Total Shareholders' Equity	211,417	216,256
Total Liabilities and Shareholders' Equity	$2,071,126	$1,906,506

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2008	2007	2008	2007

Interest Income
Interest and fees on loans	$26,386	$29,308	$79,781	$85,720
Interest and dividends on investment securities:
Taxable income	1,982	2,297	6,075	6,185
Non-taxable income	471	519	1,501	1,564
Other interest income	17	49	34	1,290
Total interest income	28,856	32,173	87,391	94,759
Interest Expense
Deposits	10,150	13,488	32,578	39,531
Retail repurchase agreements	148	344	560	969
Federal Home Loan Bank advances	1,922	923	5,444	2,278
Federal funds purchased	170	62	468	90
Other borrowed funds	865	1,358	2,360	4,007
Total interest expense	13,255	16,175	41,410	46,875
Net Interest Income	15,601	15,998	45,981	47,884
Provision for loan losses	9,370	1,470	12,267	2,470
Net Interest Income After Provision for Loan Losses	6,231	14,528	33,714	45,414
Noninterest Income
Service charges on deposit accounts	2,405	2,249	6,628	6,578
Gains on sale of mortgage loans	1,590	1,191	3,910	3,915
Trust and investment services	458	436	1,389	1,268
Cardholder and merchant services income	660	499	1,795	1,649
Other service charges, commissions and fees	136	165	523	547
Bank owned life insurance	243	240	728	691
Other income	428	1,862	720	2,414
Total noninterest income	5,920	6,642	15,693	17,062
Noninterest Expense
Personnel expense	8,434	8,511	26,331	25,608
Net occupancy expense	1,354	1,358	4,012	3,931
Furniture and equipment expense	1,106	1,174	3,380	3,550
Data processing services	490	476	1,561	1,582
Goodwill impairment	-	-	1,800	-
Other expense	4,048	4,101	11,208	10,951
Total noninterest expense	15,432	15,620	48,292	45,622
Income (loss) before income taxes	(3,281)	5,550	1,115	16,854
Income taxes (benefit)/expense	(1,570)	1,884	363	5,744
Net Income (Loss)	$(1,711)	$3,666	$752	$11,110

Net income (loss) per common share:
Basic	$(0.15)	$0.32	$0.07	$0.98
Diluted	$(0.15)	$0.32	$0.07	$0.98
Weighted average number of common shares outstanding:
Basic	11,404,885	11,335,672	11,408,037	11,306,233
Diluted	11,404,885	11,352,625	11,410,830	11,330,614

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
Nine Months Ended September 30, 2008 and 2007 (unaudited)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
(in thousands, except share and per share data)

Balance, December 31, 2006	11,293,992	$28,235	$112,213	$68,662	$(1,442)	$207,668
Comprehensive income:
Net income	-	-	-	11,110	-	11,110
Other comprehensive income, net of taxes:
Unrealized securities losses	-	-	-	-	(213)	(213)
Total comprehensive income						10,897
Cash dividends declared, $0.45 per share	-	-	-	(5,113)	-	(5,113)
Stock options:
Proceeds from options exercised	81,012	202	525	-	-	727
Compensation expense recognized	-	-	381	-	-	381
Net tax benefit related to option exercises	-	-	156	-	-	156
Restricted stock:
Shares issued/terminated,
subject to restriction	231	1	(1)	-	-	-
Compensation expense recognized	-	-	207	-	-	207
Other compensatory stock issued	432	1	7	-	-	8
Balance, September 30, 2007	11,375,667	$28,439	$113,488	$74,659	$(1,655)	$214,931

Balance, December 31, 2007	11,426,902	$28,567	$114,119	$74,199	$(629)	$216,256
Cumulative effect of a change in accounting
principle - Adoption of EITF 06-4	-	-	-	(344)	-	(344)
Comprehensive income:
Net income	-	-	-	752	-	752
Other comprehensive income, net of taxes:
Unrealized securities losses	-	-	-	-	(1,945)	(1,945)
Interest rate swap	-	-	-	-	192	192
Pension and postretirement liability	-	-	-	-	42	42
Total comprehensive income (loss)						(959)
Cash dividends declared, $0.35 per share	-	-	-	(3,998)	-	(3,998)
Stock options:
Proceeds from options exercised	150	1	1	-	-	2
Compensation expense recognized	-	-	328	-	-	328
Restricted stock:
Shares issued/terminated,
subject to restriction	(5,049)	(13)	(60)	-	-	(73)
Compensation expense recognized	-	-	205	-	-	205
Balance, September 30, 2008	11,422,003	$28,555	$114,593	$70,609	$(2,340)	$211,417

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2008	2007
Operating Activities
Net income	$752	$11,110
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization of premises and equipment	2,571	2,691
Provision for loan losses	12,267	2,470
Deferred income taxes	486	466
Deferred loan fees and costs, net	131	(948)
Premium amortization and discount accretion of investment securities, net	(172)	(58)
Amortization of core deposit premiums	603	612
Stock compensation expense	533	596
Income from bank owned life insurance	(728)	(691)
Mortgage loans held for sale:
Origination of mortgage loans held for sale	(237,627)	(294,178)
Proceeds from sale of mortgage loans held for sale	238,383	292,044
Gain on mortgage loan sales	(3,910)	(2,354)
Mortgage servicing rights capitalized	(958)	(775)
Mortgage servicing rights amortization and impairment	289	285
Goodwill impairment	1,800	-
Changes in assets and liabilities:
Decrease (increase) in interest receivable	1,261	(1,245)
Decrease in other assets	17	4,657
Decrease (increase) in accrued interest and other liabilities	50	(12)
Net cash provided by operating activities	15,748	14,670
Investing Activities
Available-for-sale securities:
Proceeds from maturities and calls	82,978	47,222
Purchases	(122,218)	(113,861)
Held-to-maturity securities:
Proceeds from maturities and calls	12,268	6,513
Net increase in loans held for investment	(151,045)	(85,148)
Purchases of premises and equipment	(7,273)	(3,679)
Net cash used in investing activities	(185,290)	(148,953)
Financing Activities
Net increase in deposits	78,640	31,119
(Decrease) increase in retail repurchase agreements	(3,581)	7,367
Increase in Federal Home Loan Bank advances	80,478	48,527
Decrease in federal funds purchased	(4,500)	-
Increase (decrease) in other borrowings	20,000	(16,314)
Proceeds from exercise of stock options	2	727
Tax benefit from exercise of stock options	-	156
Cash dividends paid	(4,570)	(5,328)
Net cash provided by financing activities	166,469	66,254
Net Decrease in Cash and Cash Equivalents	(3,073)	(68,029)
Cash and Cash Equivalents at Beginning of Period	39,117	108,340
Cash and Cash Equivalents at End of Period	$36,044	$40,311

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$41,855	$46,835
Income taxes, net of refunds	1,374	2,171
Noncash transactions:
Foreclosed loans transferred to other real estate	6,400	3,019
Unrealized securities gains (losses), net of income taxes (benefit)/expense	(1,945)	(213)
Application of SFAS No. 158 to employee benefit plan costs, net of income taxes	42	-
Interest rate swap	192	-
Adoption of EITF Issue 06-4	(344)	-

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

FNB United Corp. (“FNB United”) is the bank holding company for CommunityONE Bank, National Association (“CommunityONE”), formerly known as First National Bank and Trust Company prior to June 4, 2007. CommunityONE has three wholly owned subsidiaries, Dover Mortgage Company (“Dover”), First National Investor Services, Inc. and Premier Investment Services, Inc.  Through CommunityONE and Dover, FNB United offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers. CommunityONE has offices in Alamance, Alexander, Ashe, Catawba, Chatham, Gaston, Guilford, Iredell, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes counties in North Carolina.  Dover, based in Charlotte, North Carolina, joined FNB United in 2003 and has a retail origination network based in Charlotte and conducts wholesale operations in the states of North Carolina, South Carolina, Tennessee, Virginia, Georgia and Maine. Effective August 1, 2007, Dover became a subsidiary of CommunityONE. First National Investor Services, Inc. services used car loans purchased by CommunityONE. Premier Investment Services, Inc. is an inactive company.

The accompanying consolidated financial statements, prepared without audit, include the accounts of FNB United and its subsidiary (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Operating results for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Certain reclassifications have been made to the prior period consolidated financial statements to place them on a comparable basis with the current period consolidated financial statements. These reclassifications have no effect on net income or shareholders’ equity as previously reported.

The organization and business of FNB United, accounting policies followed by the Company and other relevant information are contained in the Company’s 2007 Annual Report on Form 10-K, including in the notes to the consolidated financial statements filed as part of that report.  This quarterly report should be read in conjunction with that annual report.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Basic EPS denominator - weighted average number
of common shares outstanding	11,404,885	11,335,672	11,408,037	11,306,233
Dilutive share effect arising from potential common
stock issuances	-	16,953	2,793	24,381
Diluted EPS denominator	11,404,885	11,352,625	11,410,830	11,330,614

For the three months ended September 30, 2008 and 2007 there were 690,088 and 496,369 shares, respectively, related to stock options and restricted stock that were antidilutive since the exercise price exceeded the average market price for the period and were omitted from the calculation of diluted earnings per share for their respective periods. For the nine months ended September 30, 2008 and 2007, there were 667,791 and 411,411 shares, respectively, related to stock options and restricted stock that were antidilutive.  These common stock equivalents were omitted from the calculations of diluted EPS for their respective periods.

4.	Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2008	2007	2008	2007

Balance, at beginning of period	$18,845	$15,705	$17,381	$15,943
Provision for loan losses	9,370	1,470	12,267	2,470
Net chargeoffs
Chargeoffs	(2,031)	(1,135)	(4,183)	(3,376)
Recoveries	566	378	1,285	1,381
Net chargeoffs	(1,465)	(757)	(2,898)	(1,995)
Allowance adjustment for loans sold		(302)		(302)
Balance, end of period	$26,750	$16,116	$26,750	$16,116

Annualized net charge-offs during
the period to average loans	0.37%	0.22%	0.25%	0.20%
Annualized net charge-offs during
the period to allowance for loan losses	21.91%	18.79%	14.44%	16.51%
Allowance for loan loss to loans held
for investment	1.68%	1.17%	1.68%	1.17%

5.	Postretirement Employee Benefit Plans

The accompanying table details the components of the net periodic cost of the Company’s postretirement benefit plans as recognized in the Company’s Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2008	2007	2008	2007
Pension Plan
Service cost	$66	$67	$198	$201
Interest cost	165	157	495	471
Expected return on plan assets	(235)	(236)	(705)	(708)
Amortization of prior service cost	1	1	3	3
Amortization of net actuarial loss	2	6	6	18
Net periodic pension cost (income)	$(1)	$(5)	$(3)	$(15)

Supplemental Executive Retirement Plan
Service cost	$34	$35	$102	$105
Interest cost	36	33	108	99
Expected return on plan assets	-	-	-	-
Amortization of prior service cost	17	17	51	51
Amortization of net actuarial loss	2	7	6	21
Net periodic SERP cost	$89	$92	$267	$276

Other Postretirement Defined Benefit Plans
Service cost	$4	$4	$12	$12
Interest cost	18	17	54	51
Expected return on plan assets	-	-	-	-
Amortization of prior service cost (credit)	(1)	(1)	(3)	(3)
Amortization of transition obligation	-	-	-	-
Amortization of net actuarial loss (gain)	-	2	-	6
Net periodic postretirement benefit cost	$21	$22	$63	$66

The Company does not expect to contribute any funds to its pension plan in 2008.  The other postretirement benefit plans are unfunded plans; and consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.

6.	Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted the provisions of SFAS No. 157 effective January 1, 2008.  Refer to Note 9 to the consolidated financial statements for additional disclosures.

In September 2006, the Emerging Issues Task Force (EITF) issued EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF Issue 06-4”). EITF Issue 06-4 requires that for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 or Accounting Principles Board (APB) Opinion No. 12 based on the substantive agreement of the employee.  If the employee has effectively agreed to maintain a life insurance policy during postretirement periods, the costs of the life insurance policy during the postretirement periods should be accrued in accordance with either FASB Statement No. 106 or APB Opinion No. 12. EITF Issue 06-4 is effective for fiscal years beginning after December 15, 2007. The adoption of the provisions of EITF Issue 06-4 effective January 1, 2008 resulted in a $344,000 reduction of retained earnings through recognition of the cumulative effect of a change in accounting principle.

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

Comprehensive income is defined as the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources and, accordingly, includes both net income and amounts referred to as other comprehensive income.  The items of other comprehensive income are included in the consolidated statement of shareholders’ equity and comprehensive income.  The accumulated balance of other comprehensive income is included in the shareholders’ equity section of the consolidated balance sheet.  The Company’s components of accumulated other comprehensive income at September 30, 2008 include unrealized gains (losses) on investment securities classified as available-for-sale, the effect of the application of SFAS No. 158 to defined benefit pension and other postretirement plans for employees, and the changes in the interest rate swap on one issue of the trust preferred securities.

For the three months ended September 30, 2008 and 2007, total other comprehensive (loss) income was ($732,000) and $288,000, respectively. The deferred income tax benefit (liability) related to the components of other comprehensive income amounted to $464,000 and ($187,000), respectively.

For the nine months ended September 30, 2008 and 2007, total other comprehensive loss was ($1.7 million) and ($213,000), respectively. The deferred income tax benefit related to the components of other comprehensive income amounted to $1.1 million and $138,000, respectively.

8.	Financial Instruments

On March 14, 2008, FNB United entered into a pay fixed, receive variable interest rate swap with SunTrust Bank in the notional amount of $20,000,000, exactly matching the terms of an existing trust preferred security and maturing on the first date on which FNB United may call the security.  As a result, FNB United has locked the rate of the trust preferred at 4.01% through December 15, 2010.  Holders of the trust preferred are not affected. The swap was effective at September 30, 2008 and is expected to remain effective as long as the cash flows are matched.

On May 27, 2008, FNB United entered into a revolving credit agreement with SunTrust Bank in the original principal amount of $10,000,000. Proceeds of all revolving loans will be used for general corporate purposes, including supporting the capital needs of CommunityONE. The revolving credit facility bears interest at three-month LIBOR plus 1.50% per annum and will terminate on May 22, 2009. It is unsecured. The credit agreement includes customary financial and corporate affirmative and negative covenants and customary provisions for acceleration upon the occurrence of an event of default by FNB United. For the quarter ended September 30, 2008, FNB United was not in compliance with two of the financial covenants in the credit agreement. A waiver has been requested and is pending approval, which approval is expected. Prepayments may be made without premium or penalty. As of September 30, 2008, FNB United had drawn down $5 million of the available $10 million.

On June 30, 2008, CommunityONE entered into a subordinated debt loan agreement with SunTrust Bank. The agreement provides for a $15 million subordinated term loan that is unsecured and qualifies as Tier 2 capital under applicable rules and regulations of the Comptroller of the Currency. The loan will mature on June 30, 2015 and will bear interest at three-month LIBOR plus 3.50%, with interest only payable quarterly. There is no right of acceleration in the case of a default in the payment of the principal of or interest on the subordinated debt loan or the performance of any other obligation of CommunityONE under the note evidencing the loan. Acceleration upon the occurrence of limited events of default is permitted provided that any required prior approval of the Comptroller of the Currency for such acceleration is obtained. CommunityONE has been extended the full amount of the subordinated debt loan.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans. At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Derivative Assets and Liabilities

Substantially all derivative instruments held or issued by the Company for risk management or customer-initiated activities are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies derivatives instruments held or issued for risk management or customer-initiated activities as Level 2.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2008.

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$198,056	$2,121	$192,533	$3,402
Derivative assets	288	-	288	-
Total assets at fair value	$198,344	$2,121	$192,821	$3,402

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended September 30, 2008.

(dollars in thousands)	Investment Securities Available for Sale
Beginning balance, June 30, 2008	$3,351
Total gains/losses (realized/unrealized):
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	(1,376)
Purchases, issuances and settlements	1,427
Transfers in/out of Level 3	-
Ending balance, September 30, 2008	$3,402

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the following table as of September 30, 2008.

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans	$32,320	$-	$-	$32,320
Mortgage servicing rights	3,568	-	-	3,568
Total assets at fair value	$35,888	$-	$-	$35,888

10.	Goodwill

During the second quarter of 2008, FNB United commenced an impairment evaluation of the Dover Mortgage goodwill as a result of changes in the Dover business model, which included the closing of certain offices and loss of personnel at those locations. As a result, the impairment evaluation determined the carrying value exceeded fair value. The Company made the decision to take a goodwill impairment charge for the entire remaining carrying value of $1.8 million (pre-tax and after-tax), and this non-cash charge was recorded as a component of noninterest expense for the second quarter.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the goodwill impairment analysis of Dover Mortgage as of June 30, 2008 necessitated an impairment analysis of the entity-wide goodwill of $108.4 million as of September 30, 2008. This analysis has been performed as of September 30, 2008 and the fair value of the reporting unit exceeded its carrying amount as of June 30 and September 30, 2008.

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

Additionally, CommunityONE has a mortgage banking subsidiary, Dover Mortgage Company, which originates, underwrites and closes loans for sale into the secondary market.  Dover, based in Charlotte, North Carolina, joined FNB United in 2003 and has a retail origination network based in Charlotte and conducts wholesale operations in the states of North Carolina, South Carolina, Tennessee, Virginia, Georgia and Maine. Effective August 1, 2007, Dover became a subsidiary of CommunityONE.

First National Investor Services, Inc. services used car loans purchased by CommunityONE.

Executive Summary

The Company had a net loss of $1.7 million in the third quarter of 2008, a 146.7% decline from net income of $3.7 million in the same period of 2007. The decrease in net income resulted primarily from a significantly higher level of the provision for loan losses. Given the current economic environment, FNB United performed a thorough analysis of its loan portfolio. As a result, certain loans migrated to higher, more adverse risk grades and necessitated increases to our allowance for loan losses.  Noninterest income decreased 10.9% primarily related to the $1.3 million gain on the sale of the credit card portfolio in the third quarter of 2007. Noninterest expense was essentially flat, decreasing 1.2%. Quarterly basic and fully diluted earnings per common share decreased from $0.32 to ($0.15).

Total assets were $2.1 billion at September 30, 2008, up 9.4% from September 30, 2007 and up 8.6% from December 31, 2007.  Gross loans held for investment of $1.6 billion at September 30, 2008 represented an increase of $206.2 million, or 14.9%, from $1.4 billion at September 30, 2007 and an increase of $143.0 million, or 9.9%, from $1.4 billion at December 31, 2007.  Total deposits of $1.5 billion at September 30, 2008 represented an increase of $67.6 million, or 4.7%, from $1.5 billion at September 30, 2007 and an increase of $78.6 million, or 5.5%, from $1.4 billion at December 31, 2007.

Financial highlights are presented in the accompanying table.

Table 1
Selected Financial Data

(dollars in thousands, except per share data)	As of / For the Quarter Ended
	9/30/2008	9/30/2007	9/30/2008	9/30/2007
Selected Components Income Statement Data
Interest income	$28,856	$32,173	$87,391	$94,759
Interest expense	13,255	16,175	41,410	46,875
Net interest income	15,601	15,998	45,981	47,884
Provision for loan losses	9,370	1,470	12,267	2,470
Net interest income after provision for loan losses	6,231	14,528	33,714	45,414
Noninterest income	5,920	6,642	15,693	17,062
Noninterest expense	15,432	15,620	48,292	45,622
Income (loss) before income taxes	(3,281)	5,550	1,115	16,854
Income taxes	(1,570)	1,884	363	5,744
Net Income (Loss)	$(1,711)	$3,666	$752	$11,110

Common Share Data
Basic earnings per share	$(0.15)	$0.32	$0.07	$0.98
Diluted earnings per share	(0.15)	0.32	$0.07	0.98
Dividends declared per share	0.10	0.15	0.35	0.45
Book value per share	18.51	18.89	18.51	18.89
Weighted average shares outstanding-basic	11,404,885	11,335,672	11,408,037	11,306,233
Weighted average shares outstanding-diluted	11,404,885	11,352,625	11,410,830	11,330,614

Financial Condition Data
Total assets	$2,071,126	$1,893,546	$2,071,126	$1,893,546
Securities	221,384	234,148	221,384	234,148
Loans held for sale	20,261	21,653	20,261	21,653
Net loans held for investment	1,562,351	1,366,801	1,562,351	1,366,801
Deposits	1,519,682	1,452,099	1,519,682	1,452,099
Goodwill and core deposit intangible	114,356	117,319	114,356	117,319
Borrowings	298,089	176,055	298,089	176,055
Shareholders' equity	211,417	214,931	211,417	214,931

Average Balances
Total assets	$2,067,661	$1,868,412	$2,024,784	$1,851,573
Securities	213,930	246,645	218,094	220,973
Loans	1,566,837	1,386,773	1,525,780	1,358,584
Interest-earning assets	1,824,809	1,637,632	1,784,210	1,612,072
Goodwill and core deposit intangible	114,486	117,415	115,901	117,888
Deposits	1,489,468	1,441,866	1,476,390	1,438,898
Total interest-bearing liabilities	1,670,932	1,476,209	1,627,369	1,459,961
Shareholders' equity	215,737	214,052	216,958	211,654

Performance Ratios
Return on average assets	-0.33%	0.78%	0.05%	0.80%
Return on tangible assets	-0.35%	0.83%	0.05%	0.86%
Return on average equity	-3.16%	6.79%	0.46%	7.02%
Return on tangible equity	-6.72%	15.05%	0.99%	15.84%
Net interest margin	3.48%	3.96%	3.52%	4.05%
Noninterest income to average assets	1.14%	1.41%	1.04%	1.23%
Noninterest expense to average assets	2.97%	3.32%	3.19%	3.29%
Efficiency ratio	71.71%	68.99%	78.30%	70.25%

Application of Critical Accounting Policies

The Company's accounting policies are in accordance with accounting principles generally accepted in the United States and with general practice within the banking industry and are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company's significant accounting policies are discussed in detail in Note 1 to the Consolidated Financial Statements contained in the Annual Report on Form 10-K for the year ended December 31, 2007.

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

During the second quarter of 2008, FNB United commenced an impairment evaluation of the Dover Mortgage goodwill as a result of changes in the Dover business model, which included the closing of certain offices and loss of personnel at those locations. As a result, the impairment evaluation determined the carrying value exceeded fair value. The Company made the decision to take a goodwill impairment charge for the entire remaining carrying value of $1.8 million (pre-tax and after-tax), and this non-cash charge was recorded as a component of noninterest expense for the second quarter.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the goodwill impairment analysis of Dover Mortgage as of June 30, 2008 necessitated an impairment analysis of the entity-wide goodwill of $108.4 million as of September 30, 2008. This analysis has been performed as of September 30, 2008 and the fair value of the reporting unit exceeded its carrying amount as of June 30 and September 30, 2008.

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

Results of Operations

Net Interest Income

Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits.  Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.  Analyses are presented in Table 2 (three months ended September 30, 2008 and 2007) and Table 3 (nine months ended September 30, 2008 and 2007) of the Company’s net interest income on a taxable-equivalent basis and average balance sheets.

For the three months ended September 30, 2008, net interest income before the provision for loan losses was $15.9 million, a decrease of $0.4 million, or 2.3%, from $16.3 million for the same quarter in 2007.  The decrease was primarily due to a 150 basis point decrease in the yield on average earning assets, which increased $187.2 million, partially offset by a 118 basis point decrease in the cost of average interest bearing liabilities, which increased $194.7 million.

The net interest margin (taxable-equivalent net interest income divided by average earning assets) compressed 48 basis points, to 3.48 % for the three months ended September 30, 2008, compared to 3.96% in the same period in 2007.  The decline in the net interest margin can be primarily attributed to the rapid decline in the Wall Street prime lending rate, from 7.75% at September 30, 2007 to 5.00% at September 30, 2008. This decline occurred between September 2007 and April 2008. Approximately two-thirds of our loan portfolio reprices based on prime whereas our cost of interest-bearing liabilities does not react as quickly. Another variable impacting the margin was the increased market demand for liquidity which we built into our funding cost beginning in the second half of 2007. While the Company experienced a 150 basis point decrease in the yield on earning assets, the cost of interest bearing liabilities decreased only 118 basis points.  Growth in earning assets was funded by higher cost deposits and wholesale borrowings.

For the nine months ended September 30, 2008, net interest income before the provision for loan losses was $47.0 million, a decrease of $1.9 million, or 3.8%, from $48.9 million for the same period in 2007. The net interest margin (taxable-equivalent net interest income divided by average earning assets) compressed 53 basis points, to 3.52% for the nine months ended September 30, 2008, compared to 4.05% in the same period in 2007.  While the Company experienced a 132 basis point decrease in the yield on earning assets, the cost of interest bearing liabilities only decreased 89 basis points.  Growth in earning assets was funded by higher cost deposits and wholesale borrowings.

Table 2
Average Balances and Net Interest Income Analysis

	Three Months Ended September 30,
	2008			2007
(dollars in thousands)		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance(3)	Expense	Rate	Balance(3)	Expense	Rate
Interest earning assets:
Loans (1)	$1,607,289	$26,484	6.56%	$1,386,773	$29,333	8.39%
Taxable investment securities	164,625	1,982	4.79	191,763	2,298	4.75
Tax-exempt investment securities (1)	49,305	725	5.85	54,882	798	5.77
Other earning assets	3,590	17	1.91	4,214	49	4.61
Total earning assets	1,824,809	29,208	6.37	1,637,632	32,478	7.87

Non-earning assets:
Cash and due from banks	30,571			33,785
Goodwill and core deposit premiums	114,486			117,415
Other assets, net	97,795			79,580
Total assets	$2,067,661			$1,868,412

Interest bearing liabilities:
Interest-bearing demand deposits	167,799	507	1.20	158,885	623	1.56
Savings deposits	40,789	29	0.28	46,222	33	0.28
Money market deposits	285,774	1,668	2.32	262,288	2,751	4.16
Time deposits	833,920	7,947	3.79	815,365	10,081	4.91
Retail repurchase agreements	37,934	148	1.55	28,616	344	4.77
Federal Home Loan Bank advances	212,970	1,923	3.59	87,509	869	3.94
Federal funds purchased	19,804	170	3.41	4,596	62	5.35
Other borrowed funds	71,942	865	4.78	72,728	1,386	7.56
Total interest bearing liabilities	1,670,932	13,257	3.16	1,476,209	16,149	4.34

Other liabilities and shareholders' equity:
Noninterest-bearing demand deposits	161,186			159,106
Other liabilities	19,806			19,045
Shareholders' equity	215,737			214,052
Total liabilities and equity	$2,067,661			$1,868,412

Net interest income and net yield on earning assets (3) (4)		$15,951	3.48%		$16,329	3.96%

Interest rate spread (5)			3.21%			3.53%

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

Table 3
Average Balances and Net Interest Income Analysis

	Nine Months Months Ended September 30,
	2008			2007
(dollars in thousands)		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance(3)	Expense	Rate	Balance(3)	Expense	Rate
Interest earning assets:
Loans (1)	$1,564,070	$80,002	6.83%	$1,358,584	$85,883	8.45%
Taxable investment securities	165,094	6,075	4.92	165,601	6,185	4.99
Tax-exempt investment securities (1)	53,000	2,309	5.82	55,372	2,406	5.81
Other earning assets	2,046	34	2.23	32,515	1,289	5.30
Total earning assets	1,784,210	88,420	6.62	1,612,072	95,763	7.94

Non-earning assets:
Cash and due from banks	31,249			33,143
Goodwill and core deposit premiums	115,901			117,888
Other assets, net	93,424			88,470
Total assets	$2,024,784			$1,851,573

Interest bearing liabilities:
Interest-bearing demand deposits	166,948	1,548	1.24	164,665	2,005	1.63
Savings deposits	41,367	87	0.28	48,677	103	0.28
Money market deposits	277,789	5,049	2.43	253,761	7,865	4.14
Time deposits	828,975	25,895	4.17	812,516	29,558	4.86
Retail repurchase agreements	34,041	560	2.20	27,717	969	4.67
Federal Home Loan Bank advances	194,736	5,444	3.73	72,748	2,278	4.19
Federal funds purchased	21,705	468	2.88	2,170	90	5.55
Other borrowed funds	61,808	2,361	5.10	77,707	4,007	6.89
Total interest bearing liabilities	1,627,369	41,412	3.40	1,459,961	46,875	4.29

Other liabilities and shareholders' equity:
Noninterest-bearing demand deposits	161,311			159,279
Other liabilities	19,146			20,679
Shareholders' equity	216,958			211,654
Total liabilities and equity	$2,024,784			$1,851,573

Net interest income and net yield on earning assets (3) (4)		$47,008	3.52%		$48,888	4.05%

Interest rate spread (5)			3.22%			3.65%

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

Provision for Loan Losses

The provision for loan losses is charged against earnings in order to maintain the allowance for loan losses at a level that reflects management’s evaluation of the losses inherent in the portfolio. The amount of the provision is based on continuing assessments of nonperforming and “watch list” loans, analytical reviews of loan loss experience in relation to outstanding loans, loan charge offs, nonperforming asset trends and management’s judgment with respect to current and expected economic conditions and their impact on the existing credit portfolio.

During the three-month period ended September 30, 2008, management determined a charge to operations of $9.4 million would bring the allowance for loan losses to a balance considered to be adequate to reflect the growth in loans and to absorb probable losses inherent in the portfolio, compared to $1.5 million for the third quarter of 2007. The level of the provision was primarily driven by deteriorating loan quality as well as growth in the loan portfolio. Net charge offs for the three months ended September 30, 2008 totaled $1.5 million or 0.37% of annualized average loans, compared to $757,000, or 0.22% of annualized  average loans for the same period in 2007.

For the nine-month period ended September 30, 2008, the provision for loan losses was $12.3 million, compared to $2.5 million in the same period of 2007.  The level of the provision was primarily driven by deteriorating loan quality as well as growth in the loan portfolio. Net charge offs for the nine months ended September 30, 2008 totaled $2.9 million, or 0.25% of annualized average loans, compared to $2.0 million, or 0.20% of annualized average loans for the same period in 2007.

Noninterest Income

For the three months ended September 30, 2008, total noninterest income was $5.9 million, a decrease of $722,000, or 10.9%, compared to the same period in 2007. The majority of this decrease was the result of the sale of the bank’s credit card portfolio in the third quarter of 2007 which yielded noninterest income of $1.3 million. All other components of noninterest income represent a net increase compared to the prior year.

For the nine months ended September 30, 2008, total noninterest income was $15.7 million, a decrease of $1.4 million, or 8.0%, compared to the same period in 2007.  As noted above, this decrease is largely attributable to the $1.3 million resulting from the sale of the bank’s credit card portfolio that occurred in the third quarter of 2007.

Noninterest Expense

Noninterest expense for the third quarter of 2008 was $15.4 million, a $188,000, or 1.2%, decrease, compared to the third quarter a year ago. The decrease from last year is a result of rebranding expenses of $181,000 associated with the name change of the bank to CommunityONE Bank in the third quarter of 2007. All other components of noninterest expense are relatively flat to the third quarter 2007 except for marketing expense, which decreased $311,000, and FDIC insurance, which increased $364,000.

For the first nine months of 2008, noninterest expense was $48.3 million, a $2.7 million, or 5.9% increase, compared to the same period in 2007.  This increase includes a $1.8 million second quarter write-down of goodwill associated with the acquisition of Dover Mortgage. Personnel expense increased $723,000, which included incentive plan accruals, accruals related to medical insurance and severance costs of $156,000.   Marketing expense was $440,000 lower, primarily due to 2007 rebranding costs of $515,000 as mentioned above. FDIC insurance increased by $599,000.

Income Taxes

The Company’s income tax (benefit)/expense totaled $(1.6 million) for the third quarter of 2008 compared to a tax expense of $1.9 million for the same period in 2007. The decrease in the provision for 2008, compared to the prior year, results primarily from the decrease in taxable income. Our provision for income taxes, as a percentage of income (loss) before income taxes, was 47.9% for the three months ended September 30, 2008, compared to 34.0% for the three months ended September 30, 2007, reflective of different levels of tax-exempt earnings.

The Company’s provision for income taxes totaled $363,000 for the first nine months of 2008 and $5.7 million for the same period in 2007. The decrease in the provision for 2008, compared to the prior year, results primarily from the decrease in taxable income. Our provision for income taxes, as a percentage of income before income taxes, was 12.5% for the nine months ended September 30, 2008, exclusive of the impact of the non tax-deductible $1.8 million write-down of goodwill, compared to 34.1% for the nine months ended September 30, 2007, reflective of different levels of tax-exempt earnings.

Financial Condition

Since December 31, 2007, the Company’s assets have increased $164.6 million, to $2.1 billion at September 30, 2008. The principal factors causing this overall increase during the first nine months of 2008 were a $143.0 million increase in loans held for investment, combined with a $23.9 million increase in net investment securities.  Loans held for investment at September 30, 2008 totaled $1.6 billion, compared to $1.4 billion at year-end 2007, an increase of 9.9%. Investment securities of $221.4 million at September 30, 2008 were 12.1% higher than the $197.5 million balance at December 31, 2007.

Deposits totaled $1.5 billion at September 30, 2008, compared to $1.4 billion at December 31, 2007.  At the end of the third quarter 2008, noninterest-bearing deposits were $159.9 million, or 10.5%, of total deposits.  Borrowings at the Federal Home Loan Bank of Atlanta (“FHLB”) totaled $212.4 million at September 30, 2008, compared to $131.8 million at December 31, 2007.  On May 27, 2008, FNB United entered into a revolving credit agreement in the original principal amount of $10 million, of which $5 million has been drawn down as of September 30, 2008.  Any funds drawn down may be invested in, and qualify as, Tier 1 capital of CommunityONE. For the quarter ended September 30, 2008, FNB United was not in compliance with two of the financial covenants in the credit agreement. A waiver has been requested and is pending approval, which approval is expected. On June 30, 2008, CommunityONE entered into a subordinated debt loan agreement, providing for a $15 million subordinated term loan that qualifies as Tier 2 capital.  The increase in the FHLB borrowings, combined with the subordinated term loan, was used to fund the growth in the portfolio of loans held for investment. Retail repurchase agreements totaled $25.6 million at September 30, 2008 and $29.1 million at December 31, 2007.

Shareholders’ equity is strong, with all of our regulatory capital ratios at levels that qualify the Company as “well capitalized” under bank regulatory capital guidelines. Shareholders’ equity was $211.4 million at the end of the third quarter 2008, compared to $216.3 million at December 31, 2007.  The Company declared dividends of $0.35 per share during the nine months ended September 30, 2008.

Investment Securities

The Company evaluates all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, to determine if an other-than-temporary impairment (“OTTI”) exists pursuant to guidelines established in FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than book value, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss.  Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in stockholders’ equity) and not recognized in income until the security is ultimately sold.

During the first nine months of 2008, the market for Collateralized Debt Obligations (“CDOs”) deteriorated. The Company owns one CDO issue with a book value as of September 30, 2008 of $5.0 million. With very limited marketability of the security and rates well above the stated rate of this security, the current trading activity is $3.0 million below par for this security. The credit rating of the CDO is unchanged from its issuance and the Company’s position is superior to other positions within the CDO. After extensive review, and with the expectation that the Company will receive all contractual cash flows, management determined that no OTTI was necessary. Management will continue to monitor this security for future OTTI.

At September 30, 2008, the remainder of the Company’s securities available-for-sale with an unrealized loss position was, in management’s belief, primarily due to differences in market interest rates as compared to those of the underlying securities.  Management does not believe any of these securities are other-than-temporarily impaired.  At September 30, 2008, the Company has both the intent and ability to hold these impaired securities for a period of time necessary to recover the unrealized losses; however, the Company may from time to time dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

Asset Quality

Management considers the asset quality of CommunityONE to be of primary importance.  A formal loan review function, independent of loan origination, is used to identify and monitor problem loans.  As part of the loan review function, a third party assessment group is employed to review the underwriting documentation and risk grading analysis.

Nonperforming assets

Nonperforming assets are comprised of nonaccrual loans, accruing loans past due 90 days or more and other real estate owned (“OREO”).  Loans are placed in nonaccrual status when, in management’s opinion, the collection of all or a portion of interest becomes doubtful.  Loans are returned to accrual status when the factors indicating doubtful collectability cease to exist and the loan has performed in accordance with its terms for a demonstrated period of time.  OREO represents real estate acquired through foreclosure or deed in lieu of foreclosure and is generally carried at fair value, less estimated costs to sell.

Nonperforming loans at September 30, 2008 were $40.8 million, or 2.6% of loans held for investment, compared to $11.9 million, or 0.86% of loans held for investment at September 30, 2007, and $18.7 million or 1.29% of loans held for investment at December 31, 2007. The increase in nonperforming loans is primarily attributable to one relationship totaling $19.0 million.  Other real estate owned was $6.6 million at September 30, 2008, compared to $5.0 million at September 30, 2007, and $2.9 million at December 31, 2007.

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

The adequacy of the allowance for loan losses is measured on a quarterly basis against an allocation model that assigns reserves to various components of the loan portfolio in order to provide for probable inherent losses.  Homogeneous pools of loans are segregated, and classifications of individual loans within certain of these pools are identified using risk grades derived from regulatory risk guidelines and additional internal parameters. Utilizing the trailing four-year historical loss experience of CommunityONE (prior to the 2006 acquisition of Integrity Financial Corporation and its subsidiary, First Gaston Bank of North Carolina) combined with recent loss experience with the acquired Integrity loan portfolio and the assessment of portfolio quality and diversification trends and economic factors, a range of appropriate reserves is calculated for each classification and pool of loans.  Allocated to each pool is a reserve amount within the calculated range, as supported by the historical loss ratios.  Additional reserves are estimated and assigned to the most adversely classified loans based upon an individual analysis of present-value repayment and/or liquidation projections of each loan.  A portion of the total reserve may be unallocated to any specific segment of the loan portfolio, but will not exceed the upper limit of the total calculated reserve range when aggregated with allocated portions.  The determination within the allowance model of allocated and unallocated components is not necessarily indicative of future losses or allocations.  The entire balance of the allowance for loan losses is available to absorb losses in any segment of the loan portfolio.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 1.68% at September 30, 2008, 1.20% at December 31, 2007 and 1.17% at September 30, 2007.  Adequate provisions and allowances for loan losses are based upon numerous factors including growth of the loan portfolio, delinquencies, net charge offs, nonperforming loans, and collateral values. Changes in the allowance for loan losses are presented in Note 4 to the Consolidated Financial Statements.

Management believes the allowance for loan losses of $26.8 million at September 30, 2008 is adequate to cover probable losses inherent in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires continuous evaluation and considerable judgment.  Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid.  Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required.  No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

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

Commitments, Contingencies and Off-Balance Sheet Risk

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements.  Significant commitments at September 30, 2008 are discussed below.

Commitments by CommunityONE to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  At September 30, 2008, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $424.7 million.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

CommunityONE issues standby letters of credit whereby it guarantees the performance of a customer to a third party if a specified triggering event or condition occurs.  The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee.  All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets.  The maximum potential amount of undiscounted future payments related to standby letters of credit was $16.5 million at September 30, 2008, $22.2 million at December 31, 2007 and $22.9 million at September 30, 2007.

Dover Mortgage Company originates certain fixed rate residential mortgage loans with the intention of selling these loans.  Between the time that Dover enters into an interest rate lock or a commitment to originate a fixed rate residential mortgage loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments.  The Company believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security.  The commitments to originate fixed rate residential mortgage loans and the forward sales commitments are freestanding derivative instruments.  They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales.  The commitments to originate fixed rate residential mortgage loans totaled $17.0 million at September 30, 2008, and the related forward sales commitments totaled $17.0 million.  Loans held for sale by Dover totaled $17.8 million at September 30, 2008, and the related forward sales commitments totaled $17.8 million.

CommunityONE had loans held for sale of $2.4 million at September 30, 2008.  Commitments of CommunityONE for the origination of mortgage loans intended to be held for sale at September 30, 2008 were $14.7 million.

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

The Company’s balance sheet was asset-sensitive at September 30, 2008.  An asset-sensitive position means that, for cumulative gap measurement periods of one year or less, there are more assets than liabilities subject to immediate repricing as market rates change.  Because immediately rate sensitive assets exceed rate sensitive interest-bearing liabilities, the earnings position could improve in a rising rate environment and could deteriorate in a declining rate environment, depending on the correlation of rate changes in these two categories.  Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits.  These types of deposits historically have not re-priced coincidentally with or in the same proportion as general market indicators.

Capital Resources

Banks and bank holding companies, as regulated institutions, must meet required levels of capital.  The Comptroller of the Currency and the Federal Reserve, which are the primary regulatory agencies for CommunityONE and FNB United, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets.  Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines.

On May 27, 2008, FNB United entered into a revolving credit agreement in the original principal amount of $10 million, of which $5 million has been drawn down as of September 30, 2008.  Any funds drawn down may be invested in, and qualify as, Tier 1 capital of CommunityONE.  On June 30, 2008, CommunityONE entered into a subordinated debt loan agreement, providing for a $15 million subordinated term loan that qualifies as Tier 2 capital.  The loan will mature on June 30, 2015 and bears interest at three-month LIBOR plus 3.50%.  See Note 8 - Financial Instruments to the financial statements in Item 1 above for additional information.

As shown in the accompanying table, FNB United and its wholly owned banking subsidiary have capital levels exceeding the minimum levels for “well capitalized” bank holding companies and banks as of September 30, 2008.

	Regulatory Guidelines
	Well Capitalized	Adequately Capitalized	FNB United	CommunityONE

Total Capital	10.0%	8.0%	10.50%	10.34%
Tier 1 Capital	6.0	4.0	7.21	8.26
Leverage Capital	5.0	4.0	6.73	7.70

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

Item 4.  Controls and Procedures

As of September 30, 2008, the end of the period covered by this report, FNB United carried out an evaluation under the supervision and with the participation of the Company’s management, including FNB United’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of FNB United’s disclosure controls and procedures.  In designing and evaluating the Company’s disclosure controls and procedures, FNB United and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and FNB United’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based upon the evaluation, the Chief Executive Officer, and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by FNB United in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

As of December 31, 2007, FNB United did not have controls designed and in place for the proper recording of nonroutine transactions, such as the restructuring of the Company’s investment portfolio and the sale of the Company’s credit card portfolio that occurred in the third quarters of 2006 and 2007, respectively.  FNB United has adopted policies and procedures for the proper recording of nonroutine transactions and is continuing its implementation, utilization and evaluation of these remedial measures.  FNB United reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness.  No control enhancements during the quarter ended September 30, 2008 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

  PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1.A.	Risk Factors

No material changes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits to this report are listed in the index to exhibits on pages 30-33 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FNB United Corp.
(Registrant)

November 7, 2008	/s/ Mark A. Severson
Mark A. Severson
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.10	Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed March 16, 1985.

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

4.10
Specimen of Registrant’s Common Stock Certificate, incorporated herein by reference to Exhibit 4 to Amendment No. 1 to the Registrant’s Form S- 14 Registration Statement (No. 2-96498) filed April 19, 1985.

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

10.42
Revolving Credit Agreement dated as of May 27, 2008, between FNB United Corp. and SunTrust Bank, incorporated herein by reference to Exhibit 10.42 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2008.

10.43
Subordinated Debt Loan Agreement dated as of June 30, 2008, between CommunityONE Bank, National Association and SunTrust Bank, incorporated herein by reference to Exhibit 10.43 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2008.

31.10	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.11	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract, or compensatory plan or arrangement.