Form 10-K
period 2008-12-31
FNB United Corp.
filed 2009-03-16
CIK 764811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008	Commission File Number 0-13823

FNB UNITED CORP.
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1456589
(State of Incorporation)	(I.R.S. Employer Identification No.)

150 South Fayetteville Street
Asheboro, North Carolina	27203
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by nonaffiliates of the Registrant, assuming, without admission, that all directors and officers of the Registrant may be deemed affiliates, was approximately $88.0 million as of June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter. As of March 12, 2009 (the most recent practicable date), the Registrant had outstanding 11,428,003 shares of Common Stock.

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 12, 2009, are incorporated by reference in Part III of this report.

FNB United Corp.
Form 10-K

Cautionary Statement Regarding Forward-Looking Statements

The statements contained in this Annual Report on Form 10-K of FNB United Corp (“FNB United”). that are not historical facts are forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995.  These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “projects,” “goals,” “estimates,” “may,” “should,” “could,” “would,” “intends,” “outlook” or “anticipates,” or the negative of such terms, variations of these and similar words, or by discussions of strategy that involve risks and uncertainties.  In addition, from time to time FNB United or its representatives have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in, but are not limited to, various filings made by FNB United with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized officer of FNB United.  Forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results.

FNB United wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect FNB United’s actual results, causing actual results to differ materially from those in any forward-looking statement.  These factors include, without limitation:  (i) the expected cost savings from FNB United’s acquisitions described in the discussion of our business in Item 1 of this Annual Report on 10-K may not materialize or may not fully materialize within the expected time frame, (ii) revenues following the acquisitions may not meet expectations, (iii) costs or difficulties related to the integration of the businesses of FNB United and those of the acquired banks may be greater than anticipated; (iv) competitive pressure in the banking industry or in FNB United’s markets may increase significantly; (v) inflation, interest rate, market and monetary fluctuations; (vi) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration or a reduced demand for credit or other services; (vii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (viii) adverse changes in the securities markets; (ix) changes may occur in banking and other applicable legislation and regulation; (x) changes in accounting principles and standards; (xi) adverse changes in financial performance or condition of FNB United’s borrowers, which could affect repayment of such borrowers’ outstanding loans; (xii) changes in general business conditions; (xiii) competitors of FNB United may have greater financial resources and develop products that enable them to compete more successfully than FNB United; and (xiv) FNB United’s success at managing the risks involved in the foregoing.  FNB United cautions that this list of factors is not exclusive.  Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this report, such as in Item 1A, “Risk Factors,” and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, or in our other filings with the Securities and Exchange Commission.

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

The Bank, which is a full-service bank, currently conducts all of its operations in Alamance, Alexander, Ashe, Catawba, Chatham, Gaston, Guilford, Iredell, Mecklenburg, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes counties in North Carolina.  The Bank has forty-six offices, including the headquarters office in the City of Asheboro.  Some of the major banking services offered include regular checking accounts, interest checking accounts (including package account versions that offer a variety of products and services), money market accounts, savings accounts, certificates of deposit, individual retirement accounts, debit cards, credit cards (offered through an agent relationship), and loans -- both secured and unsecured -- for business, agricultural and personal use.  Other services offered include internet banking, cash management, investment management and trust services.  The Bank also has automated teller machines and is a member of Plus, a national automated teller machine network, and Star, a regional network.

Dover, acquired by FNB United in 2003, originates, underwrites and closes mortgage loans for sale into the secondary market.  Dover has a retail origination network based in Charlotte and also conducts wholesale operations in North Carolina, South Carolina, Georgia, Tennessee, Virginia and Maine.

First National Investor Services, Inc., which does business as Marketplace Finance, is engaged in servicing loans purchased by the Bank from automobile dealers.

As noted above, on November 4, 2005, FNB United completed a merger for the acquisition of United Financial, Inc, holding company for Alamance Bank, headquartered in Graham, North Carolina.

As also noted above, on April 28, 2006, the Company completed a merger for the acquisition of Integrity Financial Corporation, headquartered in Hickory, North Carolina and the holding company for First Gaston Bank of North Carolina, including its divisions Catawba Valley Bank and Northwestern Bank.  The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Integrity were recorded based on estimated fair values as of April 28, 2006, with the estimate of goodwill being subject to possible adjustment during the one-year period from that date.  The net of all such adjustments during that one-year period amounted to a $76,000 reduction in goodwill.  The consolidated financial statements include the results of operations of Integrity since April 28, 2006.  The primary reasons for the merger were:

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

In the 2006 fourth quarter, FNB United and the Bank significantly expanded their headquarters facilities in Asheboro, North Carolina, adding a separate facility for certain executive and administrative functions and an operating center for loan and deposit operations.

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

Competition

The banking industry within the Bank’s marketing area is extremely competitive.  The Bank faces direct competition in Alamance, Alexander, Ashe, Catawba, Chatham, Gaston, Guilford, Iredell, Mecklenburg, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes counties from approximately 90 different financial institutions, including commercial banks, savings institutions and credit unions.  Although no one of these entities is dominant, the Bank considers itself to be one of the significant financial institutions in the area in terms of total assets and deposits.  Further competition is provided by banks located in adjoining counties, as well as other types of financial institutions, such as insurance companies, finance companies, pension funds and brokerage houses and other money funds.  The principal methods of competing in the commercial banking industry are improving customer service through the quality and range of services provided, improving cost efficiencies and pricing services competitively.

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

As a national banking association, the Bank is subject to regulation and examination primarily by the Office of the Comptroller of the Currency (“OCC”).  It is also regulated by the Federal Deposit Insurance Corporation (FDIC) and the Federal Reserve Board.  The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund.  The OCC and the FDIC impose various requirements and restrictions on the Bank, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged on loans, limitations on the types of investments that may be made and the types of services that may be offered, and requirements governing capital adequacy, liquidity, earnings, dividends, management practices and branching.  As a member of the Federal Reserve System, the Bank is subject to the applicable provisions of the Federal Reserve Act, which imposes restrictions on loans by subsidiary banks to a holding company and its other subsidiaries and on the use of stock or securities as collateral security for loans.

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

FDIC Insurance Assessments

The deposits of the Bank are insured by the Deposit Insurance Fund (DIF) of the FDIC up to the limits set forth under applicable law and are subject to the deposit insurance premium assessments of the DIF. The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”).  Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities.  To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings.  On December 16, 2008, the FDIC adopted a final rule increasing risk-based assessment rates uniformly by seven basis points, on an annual basis, for the first quarter of 2009.  Under this final rule, risk-based rates will range between 12 and 50 basis points (annualized) for the first quarter 2009 assessment, depending on the insured institution’s risk category as described above.  Absent this first-quarter 2009 increase, banks would pay between 5 and 43 basis points per $100 of assessable deposits.  On February 27, 2009, the FDIC issued another final rule to take effect on April 1, 2009, to change the way the assessment system differentiates for risk, to make corresponding changes to assessment rates beginning with the second quarter of 2009, and to make certain other changes to the assessment rules.  The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are assessed quarterly.  The FDIC has published guidelines under the Reform Act on the adjustment of assessment rates for certain institutions.  The Reform Act also provides for a one-time premium assessment credit for eligible insured depository institutions, including those institutions in existence and paying deposit insurance premiums on December 31, 1996, or certain successors to any such institution. The assessment credit is determined based on the eligible institution’s deposits at December 31, 1996 and is applied automatically to reduce the institution’s quarterly premium assessments to the maximum extent allowed, until the credit is exhausted. In addition, insured depository institutions have been required to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (FICO) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.

On February 27, 2009, the FDIC adopted an interim rule, with request for comment, that would institute a one-time special assessment of 20 cents per $100 of deposits on FDIC-insured institutions.  If approved, FNB United estimates that the assessment would total approximately $2.9 million. The assessment would be payable on September 30, 2009 and have a significant impact on the results of operations of the Company for 2009.

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

Emergency Economic Stabilization Act of 2008

In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008.  EESA established the Troubled Asset Relief Program (“TARP”), which authorizes the Secretary of the Treasury to purchase or guarantee up to $700 billion in troubled assets from financial institutions.  Pursuant to authority granted under EESA and as part of the TARP, the Secretary has created the Capital Purchase Program (“CPP”) under which the Treasury Department will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies.  Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets.

Institutions participating in the TARP or CPP are required to issue warrants for common or preferred stock or senior debt to the Secretary.  If an institution participates in the CPP or if the Secretary acquires a meaningful equity or debt position in the institution as a result of TARP participation, the institution is required to meet certain standards for executive compensation and corporate governance, including a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and prohibition against the payment of golden parachutes.  Additional and modified standards with respect to executive compensation and corporate governance for institutions that have participated or will participate in the TARP (including the CPP) were enacted as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”), described below.

CPP Participation

On February 13, 2009, FNB United entered into a Letter Agreement (the “Purchase Agreement”) with the Treasury Department under the CPP, pursuant to which FNB United agreed to issue 51,500 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total price of $51.5 million. The Preferred Stock is to pay cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. FNB United may not redeem the Preferred Stock during the first three years except with the proceeds from a “qualified equity offering” (as defined in FNB United’s articles of incorporation). However, under the ARRA, FNB United may redeem the Preferred Stock without a “qualified equity offering,” subject to the approval of its primary federal regulator. After three years, FNB United may, at its option, redeem the Preferred Stock at par value plus accrued and unpaid dividends. The Preferred Stock is generally non-voting, but does have the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights. The holder(s) of Preferred Stock also have the right to elect two directors if dividends have not been paid for six periods.

As part of its purchase of the Preferred Stock, the Treasury Department received a warrant (the “Warrant”) to purchase 2,207,143 shares of FNB United’s common stock at an initial per share exercise price of $3.50. The Warrant provides for the adjustment of the exercise price and the number of shares of FNB United’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of FNB United’s common stock, and upon certain issuances of FNB United’s common stock at or below a specified price relative to the initial exercise price. The Warrant expires ten years from the issuance date. If, on or prior to December 31, 2009, FNB United receives aggregate gross cash proceeds of not less than $51.5 million from “qualified equity offerings” announced after October 13, 2008, the number of shares of common stock issuable pursuant to the Treasury Department’s exercise of the Warrant will be reduced by one-half of the original number of shares, taking into account all adjustments, underlying the Warrant. Pursuant to the Purchase Agreement, the Treasury Department has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant. Under the ARRA, the Warrant would be liquidated upon the redemption by FNB United of the Preferred Stock.

Both the Preferred Stock and the Warrant will be accounted for as components of Tier 1 capital.

Prior to February 13, 2012, unless FNB United has redeemed the Preferred Stock or the Treasury Department has transferred the Preferred Stock to a third party, the consent of the Treasury Department will be required for FNB United to (1) declare or pay any dividend or make any distribution on its common stock (other than regular quarterly cash dividends of not more than $0.10 per share of common stock) or (2) redeem, purchase or acquire any shares of its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.

American Recovery and Reinvestment Act of 2009

The ARRA was enacted on February 17, 2009. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the ARRA amends the EESA and imposes certain new executive compensation and corporate governance obligations on all current and future TARP recipients, including FNB United, until the institution has redeemed the preferred stock, which TARP recipients are now permitted to do under the ARRA without regard to the three-year holding period and without the need to raise new capital, subject to approval of its primary federal regulator. The executive compensation restrictions under the ARRA (described below) are more stringent than those currently in effect under the CPP, but it is yet unclear how these executive compensation standards will relate to the similar standards recently announced by the Treasury Department, or whether the standards will be considered effective immediately or only after implementing regulations are issued by the Treasury Department.

The ARRA amends Section 111 of the EESA to require the Secretary to adopt additional standards with respect to executive compensation and corporate governance for TARP recipients (including FNB United). The standards required to be established by the Secretary include, in part, (1) prohibitions on making golden parachute payments to senior executive officers and the next five most highly compensated employees during such time as any obligation arising from financial assistance provided under the TARP remains outstanding (the “Restricted Period”), (2) prohibitions on paying or accruing bonuses or other incentive awards for certain senior executive officers and employees, except for awards of long-term restricted stock with a value equal to no greater than one-third of the subject employee’s annual compensation that do not fully vest during the Restricted Period or unless such compensation is pursuant to a valid written employment contract prior to February 11, 2009, (3) requirements that TARP CPP participants provide for the recovery of any bonus or incentive compensation paid to senior executive officers and the next 20 most highly-compensated employees based on statements of earnings, revenues, gains or other criteria later found to be materially inaccurate, with the Secretary having authority to negotiate for reimbursement, and (4) a review by the Secretary of all bonuses and other compensation paid by TARP participants to senior executive employees and the next 20 most highly-compensated employees before the date of enactment of the ARRA to determine whether such payments were inconsistent with the purposes of the Act.

The ARRA also sets forth additional corporate governance obligations for TARP recipients, including requirements for the Secretary to establish standards that provide for semi-annual meetings of compensation committees of the board of directors to discuss and evaluate employee compensation plans in light of an assessment of any risk posed from such compensation plans. TARP recipients are further required by the ARRA to have in place company-wide policies regarding excessive or luxury expenditures and to include non-binding shareholder “say-on-pay” proposals in proxy materials.  The chief executive officer and chief financial officer are required to provide written certifications with respect to compliance. The Secretary is required to promulgate regulations to implement the executive compensation and certain corporate governance provisions detailed in the ARRA.

Federal Deposit Insurance Corporation

Pursuant to the EESA, the maximum deposit insurance amount per depositor has been increased from $100,000 to $250,000 until December 31, 2009. Additionally, on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, the Secretary of the Treasury signed the systemic risk exception to the FDIC Act, enabling the FDIC to establish its Temporary Liquidity Guarantee Program (“TLGP”). Under the transaction account guarantee program of the TLGP, the FDIC will fully guarantee, until the end of 2009, all non-interest-bearing transaction accounts, including NOW accounts with interest rates of 0.5 percent or less and IOLTAs (lawyer trust accounts). The TLGP also guarantees all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009 with a stated maturity greater than 30 days. All eligible institutions were permitted to participate in both of the components of the TLGP without cost for the first 30 days of the program. Following the initial 30 day grace period, institutions were assessed at the rate of ten basis points for transaction account balances in excess of $250,000 for the transaction account guarantee program and at the rate of either 50, 75, or 100 basis points of the amount of debt issued, depending on the maturity date of the guaranteed debt, for the debt guarantee program. Institutions were required to opt-out of the TLGP if they did not wish to participate.  FNB United did not choose to opt out of either the transaction account guarantee program or debt guarantee program components of the TGLP.

Future Legislation

Changes to the laws and regulations in the United States and North Carolina can affect the Company’s operating environment in substantial and unpredictable ways.  FNB United cannot predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon the financial condition or results of operations of the Company.  With the recent enactments of the EESA and the ARRA, the nature and extent of future legislative, regulatory or other changes affecting financial institutions is highly unpredictable at this time.

Employees

As of December 31, 2008, FNB United had four officers, all of whom were also officers of the Bank.  On that same date, the Bank had 451 full-time employees and 41 part-time employees and Dover had 50 full-time employees and one part-time employee.  The Bank and Dover each considers its relationship with its employees to be excellent.  The Company provides employee benefit programs, including a matching retirement/savings (“401(k)”) plan, group life, health and dental insurance, paid vacations, and sick leave.

The Company’s employee benefit programs formerly included a noncontributory defined benefit pension plan and healthcare and life insurance benefits for retired employees.  In September 2006, the Board of Directors of FNB United approved a modified freeze to the pension plan.  Effective December 31, 2006, no new employees were eligible to enter the plan.  Participants who were at least age 40, had earned 10 years of vesting service as an employee of FNB United and remain an active employee as of December 31, 2006 qualified for continued benefits under a grandfathering provision.  Under that provision, the grandfathered participant will continue to accrue benefits under the plan through December 31, 2011.  Additionally, the plan’s definition of final average compensation was changed from a 10-year averaging period to a 5-year averaging period as of January 1, 2007.  All other eligible participants in the plan had their retirement benefit frozen as of December 31, 2006.   Effective January 1, 2007, the 401(k) plan was enhanced and became the primary retirement benefit plan.

In conjunction with the modified freeze of the pension plan, the postretirement medical and life insurance plan was also amended.  Effective December 31, 2006, no new employees were eligible to enter the plan.  Participants who were at least age 40, had earned 10 years of vesting service as an employee of the Company and remained an active employee as of December 31, 2006 qualified under a grandfathering provision.  Under the grandfathering provision, the participant will continue to accrue benefits under the plan through December 31, 2011.

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

FNB United Is Vulnerable to the Economic Conditions within the Relatively Small Region in Which It Operates

FNB United’s overall success is dependent in part on the general economic conditions within its market area, which extends from the central and southern Piedmont and Sandhills of North Carolina to the foothills and mountains of western North Carolina.  An economic downturn in this fairly small geographic region that negatively affects FNB United’s customers could adversely affect FNB United. For example, an increase in unemployment, a decrease in real estate values or increases in interest rates, as well as other factors, could weaken the economy of the region and depress the Company’s earnings and financial condition.

The United States is currently in a recession. Overall, during 2008, the North Carolina business environment has been adverse for many households and businesses and continues to deteriorate. It is expected that the business environment will continue to deteriorate for the foreseeable future. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of the Company’s loans, the value of the Company’s investment securities, and its overall results of operation and financial condition.

Weaknesses in the Markets for Residential or Commercial Real Estate Could Reduce FNB United’s Net Income and Profitability.

Real estate lending (including commercial, construction, land development, and residential) is a large portion of the Bank’s loan portfolio. These categories constitute $1.4 billion, or approximately 86%, of the Bank’s total loan portfolio. These categories are generally affected by changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. A downturn in the real estate markets in which the Company originates, purchases, and services mortgage and other loans could hurt its business because these loans are secured by real estate.

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

FNB United Faces Significant Operational Risk

FNB United processes large volumes of transactions on a daily basis, exposing the Company to numerous types of operational risk.  Operational risk includes the risk of fraud or theft by employees or persons outside FNB United, unauthorized transactions by employees or operational errors, including clerical or recordkeeping errors or those resulting from faulty or disabled computer or telecommunications systems, and breaches of the internal control system and compliance requirements.  Negative public opinion can result from FNB United’s actual or alleged conduct in a variety of areas, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities.  Negative public opinion can adversely affect FNB United’s ability to attract and retain customers and can expose it to litigation and regulatory action.  Operational risk also includes potential legal actions that could arise from an operational deficiency or a as a result of noncompliance with applicable regulatory standards.

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

FNB United May Experience Additional Goodwill Impairment

As required by generally accepted accounting principles, FNB United periodically reviews its goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. For the year ended December 31, 2008, FNB United recorded impairment charges of $57.8 million to write down a portion of goodwill. Approximately $52 million in goodwill continues to be carried as an asset on FNB United’s consolidated balance sheet as of December 31, 2008.

One potential indicator of goodwill impairment is whether FNB United’s fair value, as measured by market capitalization, has remained below net book value for a significant period of time. The average closing price of FNB United common stock for the three months ended December 31, 2008 was $5.02, which corresponds to a market capitalization of $57.4 million, as compared to the net book value of $147.9 million as of December 31, 2008. Whether FNB United’s market capitalization triggers an additional impairment charge will depend on the underlying reasons for the decline in stock price, the significance of the decline, and the length of time the stock price has been depressed. FNB United reviews goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangibles,” and will continue to conduct this review in future quarters.

In the event that FNB United determines in a future quarter that an additional impairment exists for any reason, FNB United would record an additional impairment charge in the quarter such determination is made, which would adversely impact FNB United’s financial position and results of operations.

FNB United Faces Systems Failure Risks as well as Security Risks, Including “Hacking” and “Identity Theft”

The computer systems and network infrastructure used by FNB United could be vulnerable to unforeseen problems. The Company’s operations are dependent upon its ability to protect computer equipment against damage from fire, power loss, or telecommunications failure. Any failure that causes an interruption in the Company’s operations could adversely affect FNB United’s business and financial results. In addition, the Company’s computer systems and network infrastructure present security risks, and could be susceptible to hacking or identity theft.

FNB United’s Business Could Suffer If It Fails to Attract and Retain Skilled People

FNB United’s success depends, in large part, on its ability to attract and retain competent, experienced people. As a result of FNB United’s participation in the CPP, the Company is required to meet certain standards for executive compensation as set forth under the EESA, and related interim regulations. The imposition of compensation limits resulting from the Treasury Department’s investment in FNB United, in addition to other competitive pressures, may have an adverse effect on the ability of FNB United to attract and retain skilled personnel.

Changes in Laws and Regulations and the Regulatory Environment Could Have a Material Adverse Effect on FNB United

FNB United is extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole. In addition, the Company is subject to changes in federal and state laws as well as changes in banking and credit regulations, and governmental economic and monetary policies. FNB United cannot predict whether any of these changes may adversely and materially affect the Company. The current regulatory environment for financial institutions entails significant potential increases in compliance requirements and associated costs, including those related to consumer credit, with a focus on mortgage lending. Federal and state banking regulators possess broad powers to take supervisory actions as they deem appropriate. These actions may result in higher capital requirements, higher insurance premiums and limitations on FNB United’s activities that could have a material adverse effect on the Company’s business and profitability.

In addition, there have been numerous recent actions undertaken by the Treasury Department, Federal Reserve Board, Congress, the FDIC, the SEC and others in efforts to address the current liquidity and credit crisis in the financial industry. (See discussion of EESA, TARP, and ARRA in “Item 1. Business – Regulation and Supervision.”)  Among other things, these measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system. However, any current or future legislative initiatives may not have their desired effect and could materially and adversely affect FNB United’s financial condition, results of operation, liquidity, or stock price.

There Is a Limited Market for FNB United Common Stock

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

Certain Provisions of FNB United’s Articles of Incorporation and Bylaws May Discourage Takeovers

FNB United’s articles of incorporation and bylaws contain certain anti-takeover provisions that may discourage or may make more difficult or expensive a tender offer, change in control or takeover attempt that is opposed by FNB United’s board of directors.  In particular, FNB United’s articles of incorporation and bylaws:

—	classify its board of directors into three classes, so that shareholders elect only one-third of its board of directors each year.

—	permit FNB United’s board of directors to issue, without shareholder approval unless otherwise required by law, voting preferred stock with such terms as the board may determine, and

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

The Treasury Department’s Investment in FNB United Imposes Restrictions and Obligations Limiting FNB United’s Ability to Increase Dividends, Repurchase Common Stock or Preferred Stock and Access the Equity Capital Markets

In February 2009, FNB United issued preferred stock and a warrant to purchase common stock to the Treasury Department under the CPP. Prior to February 13, 2012, unless FNB United has redeemed all of the preferred stock, or the Treasury Department has transferred all of the preferred stock to a third party, the consent of the Treasury Department will be required for FNB United to, among other things, increase common stock dividends or effect repurchases of common stock or other equity or capital securities (with certain exceptions, including the repurchase of FNB United Corp. common stock to offset share dilution from equity-based employee compensation awards). FNB United’s ability to declare or pay dividends or repurchase its common stock or other equity or capital securities is also subject to restrictions in the event that FNB United fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on the preferred stock held by the Treasury Department.

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

The principal executive and administrative offices of FNB United and the Bank are located in an office building at 150 South Fayetteville Street, Asheboro, North Carolina.  The Bank also has six other facilities in Asheboro containing three community banking operations and various administrative and operational functions.  The Bank has other community banking offices in Archdale (two offices), Belmont, Biscoe, Boone, Burlington, China Grove, Cornelius, Dallas, Ellerbe, Gastonia, Graham, Greensboro (two offices), Hickory (three offices), Hillsborough, Kannapolis, Laurinburg, Millers Creek, Mooresville, Mt. Holly, Newton, Pinehurst, Ramseur, Randleman, Rockingham (two offices), Salisbury (two offices), Seagrove, Siler City, Seven Lakes, Southern Pines, Stanley, Statesville, Taylorsville, Trinity, West Jefferson, and Wilkesboro (two offices), North Carolina.  Ten of the community banking offices are leased facilities, and four such offices are situated on land that is leased.  Two of the facilities housing operational functions in Asheboro are leased.

Dover operates out of a leased office located in Charlotte, North Carolina.

Item 3.	Legal Proceedings

In the ordinary course of operations, the Company and the Bank are party to various legal proceedings.  Neither the Company nor the Bank is involved in, nor have they terminated during the fourth quarter of 2008, any pending legal proceedings other than routine, nonmaterial proceedings occurring in the ordinary course of business.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders of the Company during the fourth quarter of the Company’s fiscal year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Prices and Dividend Policies

FNB United’s common stock is traded on The NASDAQ Global Select Market under the symbol “FNBN.”  The following table shows the high and low sale prices of FNB United common stock on The NASDAQ Global Select Market, based on published financial sources, for each of the last two fiscal years. The table also reflects the per share amount of cash dividends paid for each share during the fiscal quarter for each of the last two fiscal years. Only one cash dividend was paid during each of the fiscal quarters listed.

			Dividends
Calendar Period	High	Low	Paid

Quarter ended March 31, 2007	$18.48	$16.53	$0.15
Quarter ended June 30, 2007	17.07	15.40	0.15
Quarter ended September 30, 2007	16.42	14.94	0.15
Quarter ended December 31, 2007	15.95	12.00	0.15

Quarter ended March 31, 2008	$12.50	$10.50	$0.15
Quarter ended June 30, 2008	11.54	7.70	0.10
Quarter ended September 30, 2008	8.74	6.35	0.10
Quarter ended December 31, 2008	7.49	2.55	0.10

As of March 13, 2009, there were 6,610 record holders of FNB United’s common stock.  For a discussion as to any restrictions on or the ability of FNB United or the Bank to pay dividends, reference Item 1 – Regulation and Supervision. See also Note 14 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

FNB United did not sell any of its securities in the three fiscal years ended December 31, 2008, which were not registered under the Securities Act of 1933, as amended.

FIVE-YEAR STOCK PERFORMANCE TABLE

Performance Graph

The following graph and table are furnished with this Annual Report on Form 10-K and compare the cumulative total shareholder return of FNB United common stock for the five-year period ended December 31, 2008 with the SNL Southeast Bank Index and the Russell 3000 Stock Index, assuming an investment of $100 at the beginning of the period and the reinvestment of dividends.

FNB United Corp.

		Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
FNB United Corp.	100.00	93.21	95.52	95.29	65.77	18.16
SNL Southeast Bank Index	100.00	118.59	121.39	142.34	107.23	43.41
Russell 3000	100.00	111.95	118.80	137.47	144.54	90.61

Item 6.	Selected Financial Data

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

(dollars in thousands)	As of and for the Year Ended December 31,
	2008		2007	2006	2005	2004
Income Statement Data
Net interest income	$60,017		$63,612	$56,214	$34,365	$28,034
Provision for loan losses	27,759		5,514	2,526	2,842	4,030
Noninterest income	22,918		21,593	19,215	14,926	13,673
Noninterest expense	118,103		61,044	53,441	31,678	28,755
Net (loss) / income before impairment charges	(2,009)		12,719	13,812	9,937	6,598
Net (loss) / income	(59,809)		12,361	12,187	9,937	6,598

Balance Sheet Data
Assets	$2,044,434		$1,906,506	$1,814,905	$1,102,085	$862,891
Loans held for sale	36,138		17,586	20,862	17,615	11,648
Loans held for investment (1)	1,585,195		1,446,116	1,301,840	795,051	653,106
Allowance for loan losses	34,720		17,381	15,943	9,945	7,293
Goodwill	52,395		110,195	110,956	31,381	16,335
Deposits	1,514,747		1,441,042	1,421,013	841,609	659,544
Borrowings	365,757		231,125	167,018	146,567	113,647
Shareholder's equity	147,917		216,256	207,668	102,315	82,147

Per Common Share Data
Net (loss)/income before impairment charges	$(0.18)		$1.12	$1.44	$1.73	$1.17
Net (loss)/income, basic	(5.24)		1.09	1.27	1.73	1.17
Net (loss)/income, diluted (2)	(5.24)		1.09	1.25	1.69	1.13
Cash dividends declared	0.45		0.60	0.62	0.62	0.60
Book value	12.94		18.93	18.39	16.06	14.66
Tangible book value	8.36		9.28	8.56	11.13	11.74

Performance Ratios
Return of average assets before impairment charges	(0.10	) %	0.68%	0.88%	1.06%	0.77%
Return on average assets	(2.93)		0.66	0.77	1.06	0.77
Return on average tangible assets	(3.11)		0.71	0.82	1.09	0.82
Return of average equity before impairment charges	(0.93)		5.98	7.93	11.25	7.00
Return on average equity	(27.74)		5.81	7.00	11.25	7.00
Return on average tangible equity	(59.78)		12.99	14.75	14.58	14.75
Net interest margin (tax equivalent)	3.40		4.01	4.18	4.16	4.20
Dividend payout	(8.60)		55.21	51.17	36.32	51.17

Asset Quality Ratios
Allowance for loan losses to period end loans held for investment	2.19%		1.20%	1.22%	1.25%	1.12%
Nonperforming loans to period end allowance for loan losses	276.57		107.63	69.84	60.79	71.67
Net chargeoffs to average loans	0.67		0.27	0.17	0.22	0.47
Nonperforming assets to period end loans held for investment and foreclosed property (3)	6.45		1.50	1.13	0.89	0.89

Capital and Liquidity Ratios
Average equity to average assets	10.57%		11.43%	11.05%	9.46%	9.99%
Leverage capital	6.3		7.5	7.2	8.8	7.7
Tier 1 risk based capital	7.0		8.0	8.4	10.2	9.1
Total risk based capital	10.4		10.4	11.5	11.5	10.1
Average loans to average deposits	106.29		95.58	93.79	99.26	98.03
Average loans to average deposits and borrowings	87.30		84.82	82.51	84.99	83.14

(1) Loans held for investment, net of unearned income, before allowance for loan losses.
(2) Assumes the exercise of outstanding dilutive options to acquire common stock. See Note 15 to FNB United's consolidated financial statements.
(3) Nonperforming loans and nonperforming assets include loans past due 90 days or more that are still accruing interest.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in forward-looking statements as a result of various factors. The following discussion is intended to assist in understanding the financial condition and results of operations of FNB United.

Executive Overview

Description of Operations

FNB United is a bank holding company with a full-service subsidiary bank, CommunityONE Bank, National Association, which offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers.  The Bank has offices in Alamance, Alexander, Ashe, Catawba, Chatham, Gaston, Guilford, Iredell, Mecklenburg, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes counties in North Carolina.

The Bank has a mortgage banking subsidiary, Dover Mortgage Company, that originates, underwrites and closes loans for sale into the secondary market.  Dover has a retail origination network based in Charlotte and conducts current wholesale operations in North Carolina, South Carolina, Georgia, Tennessee, Virginia, and Maine.

Acquisitions

On November 4, 2005, FNB United completed a merger for the acquisition of United Financial, Inc. (“United”), holding company for Alamance Bank, headquartered in Graham, North Carolina.  The merger transaction was accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of United were recorded based on estimated fair values as of November 4, 2005, with the estimate of goodwill being subject to possible adjustment during the one-year period from that date.  The adjustments recorded during that one-year period, including the purchase price adjustment noted above, resulted in a net $264,000 reduction in the amount initially recorded for goodwill.

On April 28, 2006, FNB United completed a merger for the acquisition of Integrity Financial Corporation (“Integrity”), headquartered in Hickory, North Carolina and the holding company for First Gaston Bank of North Carolina, including its divisions Catawba Valley Bank and Northwestern Bank.  At the date of the merger, First Gaston Bank operated 17 offices and, based on estimated fair values, had approximately $728.7 million in total assets, $475.3 million in net loans and $563.3 million in deposits.  On August 1, 2006, First Gaston Bank was merged into the Bank.  Each share of Integrity common stock was converted in the merger into 0.8743 shares of FNB United common stock and $5.20 in cash.  The aggregate purchase price was $127.2 million, consisting of $27.7 million in cash payments to Integrity shareholders, 4,654,504 shares of FNB United common stock valued at $94.8 million, outstanding Integrity stock options valued at $3.3 million and transaction costs of $1.4 million.  The merger transaction has been accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Integrity were recorded based on estimated fair values as of April 28, 2006, with the estimate of goodwill being subject to possible adjustment during the one-year period from that date. The net of all such adjustments during the one-year period amounted to a $76,000 reduction in goodwill.  The consolidated financial statements include the results of operations of Integrity since April 28, 2006.

Primary Financial Data for 2008

FNB United experienced a loss of $59.8 million in 2008, a 584% decrease from net income of $12.4 million in 2007.  Basic and diluted earnings (loss) per share decreased 581% from $1.09 in 2007 to $(5.24) in 2008. Total assets were $2.04 billion at December 31, 2008, up 7% from year-end 2007.  Loans amounted to $1.59 billion at December 31, 2008, increasing 10% from the prior year.  Total deposits grew $73.7 million, to $1.51 billion in 2008. As noted above, First Gaston Bank and Alamance Bank were acquired through mergers effective April 28, 2006 and November 4, 2005, respectively, impacting both net income and the calculation of earnings per share since the acquisition dates and the comparability of operating results on a year-to-year basis for years between 2008 and 2004. The First Gaston Bank acquisition added $728.7 million or approximately 66% to total assets at the time of acquisition, while the earlier Alamance Bank acquisition added $163.7 million or approximately 18% to total assets at the time of acquisition.

Significant Factors Affecting Earnings in 2008

2008 presented challenges for FNB United as well as for the entire banking industry. The strains in the local and national financial and housing markets presented a challenging environment during 2008, particularly in the fourth quarter. This difficult environment required a significant increase in FNB United’s loan loss provision, which depressed operating results but was a necessary response to increased non-performing loans. FNB United has not originated any subprime real estate loans or loans outside its market areas.

The provision for loan losses was $27.8 million in 2008, compared to $5.5 million in 2007, an increase of 403%. This increase resulted primarily from deteriorating asset quality. Nonperforming assets increased 372%, to $102.6 million during 2008 from $21.8 million at the close of 2007. Net loan charge-offs increased to $10.4 million in 2008, compared to $3.8 million in 2007.  The provision also grew slightly as a result of growth in the loan portfolio. Loans held for investment grew $139.1 million during 2008, accounting for approximately $1.7 million of the increased provision.  The allowance for loan losses was increased to 2.19% of loans held for investment at December 31, 2008. The allowance was 1.20% at December 31, 2007 and 1.22% at December 31, 2006.

Net interest income was impacted by measures utilized by the Federal Reserve for monetary policy purposes addressing the current recession.  Net interest income has declined due in part to interest-bearing assets repricing down faster than interest-bearing liabilities as the Federal Reserve reduced the Fed funds target rate from 4.25% to 0.25% in 2008. See “Net Interest Income” for additional discussion on interest rate changes. Net interest income decreased $3.6 million, or 5.6%, in 2008 compared to 2007, reflecting the effect of a decrease in the net interest margin, stated on a taxable equivalent basis, from 4.01% in 2007, to 3.40% in 2008. This decrease was partially offset by an 11% increase in the level of average earning assets.

Noninterest income increased 6.1% to $22.9 million, compared to $21.6 million in 2007. Of this increase, $1.2 million resulted from adopting SAB 109 in the first quarter of 2008. Cardholder and merchant services income increased $517,000 due to increased interchange fees and surcharge fees. Other income decreased $1.4 million in 2008 due to the credit card portfolio sold in 2007 for a net gain of $1.3 million. Noninterest income was also significantly affected in 2007 by the recovery of $300,000 on the sale of previously charged-off loans partially offset by a mortgage servicing rights impairment charge of $271,000.

Noninterest expense was significantly impacted in 2008 and 2007 by goodwill impairment charges of $57.8 million and $358,000, respectively, as discussed in Note 3 to the Consolidated Financial Statements. Excluding the goodwill impairment charges, noninterest expense was $60.3 million, compared to $60.7 million in 2007. The company undertook a major noninterest expense improvement project during the second half of 2008, including consolidation of operational functions, strong vendor management and tighter staffing models. In addition, due to higher costs in 2007 associated with rebranding initiatives, marketing expenses declined by $545,000 in 2008.

Earnings Review

FNB United’s net loss of $59.8 million in 2008 compared to net income of $12.4 million in 2007 is primarily a result of $3.6 million of reduced interest margin, increased provision for loan losses of $22.2 million, and higher goodwill impairment charges of $57.4 million. These losses were partially offset by $9.4 million in lower income taxes.  Certain factors specifically affecting the elements of income and expense and the comparability of operating results on a year-to-date basis between 2008 and 2007 are discussed in the “Overview - Significant Factors Affecting Earnings in 2008.”

FNB United’s net income in 2007 was $12.4 million compared to $12.2 million in 2006.  Earnings were positively impacted in 2007 by increases of $7.4 million, or 13%, in net interest income and $2.4 million in noninterest income, which were more than offset by a $3.0 million increase in the provision for loan losses and a $7.6 million increase in noninterest expense.

Return on average assets was (2.93)% in 2008, compared to 0.66% in 2007 and 0.77% in 2006.  Return on average shareholders’ equity decreased from 7.00% in 2006 to 5.81% in 2007 and (27.74)% in 2008.  In 2008, return on tangible assets and equity (calculated by deducting average goodwill and core deposit premiums from average assets and from average equity) amounted to (3.11)% and (59.78)%, respectively, compared to 0.71% and 12.99% in 2007 and 0.82% and 14.75% in 2006.

Net Interest Income

Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits.  Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

Table 1
Average Balance Sheet and Net Interest/Dividend Income Analysis
Fully Taxable Equivalent Basis

	Year Ended December 31,
(dollars in thousands)		2008			2007			2006
			Average			Average			Average
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance (3)	Expense	Rate	Balance (3)	Expense	Rate	Balance (3)	Expense	Rate
Interest earning assets:
Loans (1)(2)	$1,577,038	$103,567	6.57%	$1,376,883	$115,101	8.36%	$1,142,350	$92,746	8.12%
Taxable investment securities	152,436	7,820	5.13	149,153	7,613	5.10	130,147	6,334	4.87
Tax-exempt investment securities (1)	52,454	3,138	5.98	55,527	3,225	5.81	54,831	3,202	5.84
Other earning assets	21,044	810	3.85	37,611	2,051	5.45	49,093	2,389	4.87
Total earning assets	1,802,972	115,335	6.40	1,619,174	127,990	7.90	1,376,421	104,671	7.60

Non-earning assets:
Cash and due from banks	29,121			33,316			27,864
Goodwill and core deposit premium	115,520			117,691			91,495
Other assets, net	92,591			92,421			79,527
Total assets	$2,040,204			$1,862,602			$1,575,307

Interest-bearing liabilities:
Interest-bearing demand deposits	168,395	2,007	1.19	164,032	2,643	1.61	156,837	2,592	1.65
Savings deposits	40,803	113	0.28	47,189	130	0.28	52,827	182	0.34
Money market deposits	274,818	6,389	2.32	256,841	10,395	4.05	180,513	6,766	3.75
Time deposits	841,741	33,702	4.00	813,337	39,426	4.85	685,270	29,025	4.24
Retail repurchase agreements	29,954	651	2.17	28,783	1,317	4.58	21,134	923	4.37
Federal Home Loan Bank advances	204,877	7,223	3.53	80,111	3,468	4.33	80,410	3,387	4.21
Federal funds purchased	21,310	501	2.35	3,102	162	5.22	696	40	5.75
Other borrowed funds	66,502	3,432	5.16	76,794	5,487	7.15	64,266	4,240	6.60
Total interest-bearing liabilities	1,648,400	54,018	3.28	1,470,189	63,028	4.29	1,241,953	47,155	3.80

Other liabilities and shareholders' equity:
Noninterest-bearing demand deposits	157,992			159,205			142,624
Other liabilities	18,241			20,367			16,595
Shareholders' equity	215,571			212,841			174,135
Total liabilities and equity	$2,040,204			$1,862,602			$1,575,307

Net interest income and net yield on earning assets (4)		$61,317	3.40%		$64,962	4.01%		$57,516	4.18%

Interest rate spread (5)			3.12%			3.62%			3.81%

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

Table 1 sets forth for the periods indicated information with respect to FNB United’s average balances of assets and liabilities, as well as the total dollar amounts of interest income (taxable equivalent basis) from earning assets and interest expense on interest-bearing liabilities, resultant rates earned or paid, net interest income, net interest spread and net yield on earning assets.  Net interest spread refers to the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities.  Net yield on earning assets, or net interest margin, refers to net interest income divided by average earning assets and is influenced by the level and relative mix of earning assets and interest-bearing liabilities.

Net interest income was $60.0 million in 2008, compared to $63.6 million in 2007.  The decrease of $3.6 million, or 5.7%, resulted primarily from a decline in the net yield on earning assets, or net interest margin, from 4.01% in 2007 to 3.40% in 2008 partially offset by an 11% increase in the level of average earning assets. In 2007, the increase in net interest income of $7.4 million, or 13%, resulted primarily from an 18% increase in the level of average earning assets offset by a decline in the net yield on earning assets, or net interest margin, from 4.18% in 2006 to 4.01% in 2007. On a taxable equivalent basis, the changes in net interest income in 2008 and 2007 were $3.6 million $7.4 million, respectively reflecting changes in the relative mix of taxable and non-taxable earning assets in each year.

The 2008 and 2007 changes in net interest income on a taxable equivalent basis, as measured by volume and rate variances, are analyzed in Table 2.  Volume refers to the average dollar level of earning assets and interest-bearing liabilities.

Table 2
Volume and Rate Variance Analysis
Years Ended December 31, 2008 and 2007

(dollars in thousands)	2008 vs 2007			2007 vs 2006
	Volume	Rate	Total	Volume	Rate	Total
	Variance	Variance	Variance	Variance	Variance	Variance
Interest income:
Loans, net	$16,732	$(28,267)	$(11,535)	$19,041	$3,314	$22,355
Taxable investment securities	168	39	207	925	354	1,279
Tax exempt investment securities	(178)	92	(86)	41	(18)	23
Other earning assets	(903)	(338)	(1,241)	(559)	221	(338)
Total interest income	15,819	(28,474)	(12,655)	19,448	3,871	23,319

Interest expense:
Interest-bearing demand deposits	70	(706)	(636)	119	(68)	51
Savings deposits	(18)	1	(17)	(19)	(33)	(52)
Money market deposits	728	(4,734)	(4,006)	2,861	768	3,629
Time deposits	1,377	(7,101)	(5,724)	5,424	4,977	10,401
Retail repurchase agreements	54	(664)	(610)	334	60	394
Federal Home Loan Bank advances	5,401	(1,639)	3,762	(13)	94	81
Federal funds purchased	951	(668)	283	138	(16)	122
Other borrowed funds	(735)	(1,327)	(2,062)	827	420	1,247
Total interest expense	7,828	(16,838)	(9,010)	9,671	6,202	15,873
Increase (decrease) in net interest income	$7,991	$(11,636)	$(3,645)	$9,777	$(2,331)	$7,446

In 2008, the net interest spread decreased by 50 basis points from 3.62% in 2007, to 3.12% in 2008, reflecting the net effect of decreases in both the average total yield on earning assets and the average rate paid on interest-bearing liabilities, or cost of funds.  The yield on earning assets decreased by 150 basis points, from 7.90% in 2007 to 6.40% in 2008, while the cost of funds decreased by 101 basis points, from 4.29% to 3.28%.  In 2007, the 19 basis points decrease in net interest spread resulted from a 30 basis points increase in the yield on earning assets, which was more than offset by a 49 basis points increase in the cost of funds.

Changes in the net interest margin and net interest spread tend to correlate with movements in the prime rate of interest.  There are variations, however, in the degree and timing of rate changes, compared to prime, for the different types of earning assets and interest-bearing liabilities.

As a result, interest-bearing assets repriced downward faster than interest-bearing liabilities. Due to concern about increasing inflationary pressures, the Federal Reserve took action by raising the level of interest rates during 2006, by 25 basis points in each of the first six months of 2006. Interest rates remained constant for more than a year until the Federal Reserve, responding to recessionary concerns, exacerbated by the subprime mortgage crisis, cut the target fed funds rate by 50 basis points in September 2007. This action was followed by two additional cuts of 25 basis points each in October and December 2007, to 4.00% at December 31, 2007. Regular cuts to the target federal funds rate continued throughout 2008 with year-end rates at 0.25%.

Provision for Loan Losses

This provision is the charge against earnings to provide an allowance for probable losses inherent in the loan portfolio.  The amount of each year’s charge is affected by several considerations including management’s evaluation of various risk factors in determining the adequacy of the allowance (see “Asset Quality”), actual loan loss experience and loan portfolio growth.  The provision for loan losses was $27.8 million in 2008, $5.5 million in 2007 and $2.5 million in 2006.  This increase in the level of the provision for loan losses is discussed and analyzed in detail as part of the discussions in the “Overview – Significant

Factors Affecting Earnings in 2008”, and “Asset Quality” sections.

Noninterest Income

Noninterest income increased $1.3 million, or 6%, in 2008, due primarily to $1.2 million recognized from the adoption of SAB 109 as well as $0.5 million of increased interchange fees and surcharge fees in 2008 offset by the $1.3 million sale of the credit card portfolio in 2007. Additional information concerning factors which specifically affected noninterest income in 2008 is discussed in the “Overview - Significant Factors Affecting Earnings in 2008.”

Noninterest income increased $2.4 million, or 12%, in 2007, due primarily to the recognition of a $1.3 million gain on the sale of the credit card portfolio in the third quarter 2007 and the loss of $559,000 on the sale of securities in the third quarter 2006.

Noninterest Expense

Noninterest expense was $57.1 million, or 93%, higher in 2008 due primarily to $57.8 million of goodwill impairment charges.  FNB United undertook a major noninterest expense improvement project during the second half of 2008, including consolidation of operational functions, strong vendor management and tighter staffing models.  Excluding the goodwill impairment charges, noninterest expense was $383,000 lower in 2008 than in 2007.

Noninterest expense was $7.6 million, or 14%, higher in 2007.  The major components of the increase from 2006 to 2007 were a $5.1 million increase in personnel expense, a $1.5 million increase in net occupancy expense, an $0.8 million increase in furniture and equipment expense, a $1.1 million increase in other expenses and an $0.5 million decrease in data processing costs. The increases versus 2006 were largely driven by the fact that noninterest expense for 2007 included Integrity for the entire year, compared to only eight months in 2006.

As a result of the imposition by the FDIC of a proposed special assessment as a part of their Deposit Insurance Fund restoration plan, the Bank may be required to pay an emergency special assessment of 20 basis points. Based on average deposits for the fourth quarter of 2008, this assessment would approximate $2.9 million.  This may significantly impact noninterest expense and the results of operations of the Company for 2009.

Provision for Income Taxes

The effective income tax rate decreased from 33.7% in 2007 to 4.95% in 2008 due principally to lower net interest income and the higher level of nondeductible expenses in 2008.  Nondeductible expenses included a goodwill impairment charge of $57.8 million in 2008 compared to $0.4 million in 2007.  The effective income tax rate decreased from 37.4% in 2006 to 33.7% in 2007 due principally to a lower level of nondeductible expenses in 2007, including a goodwill impairment charge of $0.4 million in 2007 compared to $1.6 million in 2006. FNB United’s federal income tax rate was 35% in 2008 and 35% in 2007 and 2006.

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

Consistent with the general approach to liquidity, loans and other assets of the Bank are based primarily on a core of local deposits and the Bank’s capital position.  To date, the steady increase in deposits, supplemented by Federal Home Loan Bank advances, federal funds purchased, and a modest amount of brokered deposits, has been adequate to fund loan demand in the Bank’s market area, while maintaining the desired level of immediate liquidity and a substantial investment securities portfolio available for both immediate and secondary liquidity purposes.

Liquidity for Dover refers to its continuing ability to fund mortgage loan commitments and pay operating expenses.  Liquidity is principally available from a line of credit with the Bank, established in 2007. Prior to that date, the line of credit was with a large national bank.

Contractual Obligations

Under existing contractual obligations, FNB United will be required to make payments in future periods.  Table 3 presents aggregated information about the payments due under such contractual obligations at December 31, 2008.  Transaction deposit accounts with indeterminate maturities have been classified as having payments according to an expected decay rate.  Benefit plan payments cover estimated amounts due through 2018.

Table 3
Contractual Obligations

(dollars in thousands)	Payments Due by Period at December 31, 2008
	One year or less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits	$800,781	$250,651	$122,871	$340,444	$1,514,747
Retail repurchase agreements	18,145	-	-	-	18,145
Federal Home Loan Bank advances	81,500	28,930	45,000	83,480	238,910
Federal funds purchased	37,000	-	-	-	37,000
Subordinated debt	-	-	-	15,000	15,000
Trust preferred securities	-	-	-	56,702	56,702
Lease obligations	1,424	2,415	2,146	11,094	17,079
Estimated benefit plan payments:
Pension	512	1,117	1,216	3,832	6,677
Other	150	385	466	1,824	2,825
Total contractual cash obligations	$939,512	$283,498	$171,699	$512,376	$1,907,085

Commitments, Contingencies and Off-Balance Sheet Risk

Information about FNB United’s off-balance sheet risk exposure is presented in Note 16 to the accompanying consolidated financial statements.

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

Table 4 presents information about the periods in which the interest-sensitive assets and liabilities at December 31, 2008 will mature, prepay, or be subject to repricing in accordance with market rates, and the resulting interest-sensitivity gaps.  This table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of what the sensitivity will be on other dates.  As a simplifying assumption concerning repricing behavior, 50% of the interest-bearing demand, savings and money market deposits are assumed to reprice immediately and 50% are assumed to reprice beyond one year.

Table 4
Interest Rate Sensitivity Analysis

	December 31, 2008
(dollars in thousands)	Rate Maturity in Days
	1-90	91-180	181-365	Beyond One Year	Total
Earning Assets
Loans	$1,115,920	46,459	87,587	335,229	$1,585,195
Loans held for sale	36,138	-	-	-	36,138
Investment securities (1)	10,367	2,597	13,565	207,337	233,866
Interest-bearing bank balances	404	-	-	-	404
Federal funds sold	206	-	-	-	206
Other earning assets	19,825	-	-	-	19,825
Total earning assets	1,182,860	49,056	101,152	542,566	1,875,634

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	87,016	-	-	87,015	174,031
Savings deposits	19,057	-	-	19,056	38,113
Money market deposits	133,748	-	-	133,748	267,496
Time deposits of $100,000 or more	115,367	93,293	138,828	60,051	407,539
Other time deposits	83,188	98,310	215,317	80,480	477,295
Retail repurchase agreements	18,145	-	-	-	18,145
Federal Home Loan Bank advances	66,000	5,000	10,500	157,410	238,910
Federal funds purchased	37,000	-	-	-	37,000
Subordinated debt	15,000	-	-	-	15,000
Trust preferred securities	56,702	-	-	-	56,702
Total interest-bearing liabilities	631,223	196,603	364,645	537,760	1,730,231
Interest Sensitivity Gap	$551,637	$(147,547)	$(263,493)	$4,806	$145,403
Cumulative gap	$551,637	$404,090	$140,597	$145,403	$145,403
Ratio of interest-sensitive assets to interest-sensitive liabilities	187%	25%	28%	101%	108%
(1)  Securities are based on amortized cost.

FNB United’s balance sheet was asset-sensitive at December 31, 2008. An asset sensitive positive means that in a declining rate environment, FNB United’s assets will reprice down faster than liabilities, resulting in a reduction in net interest income. Conversely, when interest rates rise, FNB United’s earnings position should improve. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits.  These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

Market Risk

Market risk is the possible chance of loss from unfavorable changes in market prices and rates.  These changes may result in a reduction of current and future period net interest income, which is the favorable spread earned from the excess of interest income on interest-earning assets, over interest expense on interest-bearing liabilities.

FNB United’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities.  The structure of FNB United’s loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income.  FNB United does not maintain a trading account nor is FNB United subject to currency exchange risk or commodity price risk.

Interest rate risk is monitored as part of FNB United’s asset/liability management function, which is discussed in “Asset/Liability Management and Interest Rate Sensitivity” above.  The use of interest rate swaps in conjunction with asset/liability management objectives is discussed in Note 1 to the Consolidated Financial statements.

Table 5 presents information about the contractual maturities, average interest rates and estimated values at current rates of financial instruments considered market risk sensitive at December 31, 2008.

Table 5
Market Risk Analysis of Financial Instruments

(dollars in thousands)	Contractual Maturities at December 31, 2008
	2009	2010	2011	2012	2013	Beyond Five Years	Total	Average Interest Rate (1)	Estimated Value at Current Rates
Financial Assets
Debt securities (2):
Fixed rate	$18,900	$4,067	$15,341	$21,198	$9,190	$157,541	$226,237	5.41%	$230,525
Variable rate	-	-	-	-	-	4,962	4,962	3.04%	652
Equity securities (2)	2,667	-	-	-	-	-	2,667	15.17%	1,829
Loans (3):
Fixed rate	90,086	46,347	53,003	53,812	59,015	171,417	473,680	7.36%	488,993
Variable rate	401,947	177,622	115,950	66,650	55,871	293,475	1,111,515	4.53%	1,085,894
Held for sale	36,138	-	-	-	-	-	36,138	4.44%	36,138
Interest-bearing bank balances	404	-	-	-	-	-	404	0.15%	404
Federal funds sold	206	-	-	-	-	-	206	0.05%	206
Other earning assets	19,825	-	-	-	-	-	19,825	4.25%	19,825
Total	$570,173	$228,036	$184,294	$141,660	$124,076	$627,395	$1,875,634	5.16%	$1,864,466

Financial Liabilities
Interest-bearing demand deposits	$-	$-	$-	$-	$-	$-	$174,031	0.96%	$166,111
Savings deposits	-	-	-	-	-	-	38,113	0.25%	36,818
Money market deposits	-	-	-	-	-	-	267,496	1.88%	269,262
Time deposits:
Fixed rate	734,205	106,762	24,538	3,352	1,478	497	870,832	3.42%	882,199
Variable rate	10,100	3,843	59	-	-	-	14,002	5.12%	14,002
Retail repurchase agreements	-	-	-	-	-	-	18,145	0.63%	18,145
Federal Home Loan Bank advances
Fixed rate	23,431	9,000	20,000	25,000	20,000	83,479	180,910	3.46%	190,930
Variable rate	58,000	-	-	-	-	-	58,000	0.46%	58,000
Federal funds purchased	37,000	-	-	-	-	-	37,000	0.47%	37,000
Subordinated debt	-	-	-	-	-	15,000	15,000	4.96%	14,173
Trust preferred securities	-	-	-	-	-	56,702	56,702	3.25%	35,603
Total	$862,736	$119,605	$44,597	$28,352	$21,478	$155,678	$1,730,231	2.65%	$1,722,243

(1) The average interest rate related to debt securities is stated on a fully taxable equivalent basis, assuming a 35% federal income tax rate.
(2)  Contractual maturities of debt and equity securities are based on amortized cost.
(3) Nonaccrual loans are included in the balance of loans. The allowance for loan losses is excluded.

For a further discussion on market risk and how FNB United addresses this risk, see Item 7A of this Annual Report on Form 10-K.

Capital Adequacy

Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio.  The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1 and Tier 2, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures.  Tier 1 capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock and qualifying trust preferred securities, net of goodwill and other disallowed intangible assets.  Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock, trust preferred securities and the allowance for loan losses. Total capital, for risk-based purposes, consists of the sum of Tier 1 and Tier 2 capital.  Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%. At December 31, 2008, FNB United and the Bank had total capital ratios of 10.4% and 10.3%, respectively, and Tier 1 capital ratios of 6.9% and 8.1%, respectively.

Table 6
Regulatory Capital

(dollars in thousands)	For year ended December 31,
	2008		2007		2006
Total capital to risk-weighted assets
Consolidated	$185,312	10.4%	$172,893	10.4%	$166,442	11.5%
Subsidiary Bank	182,084	10.2	172,061	10.4	161,592	11.3

Tier 1 capital to risk-weighted assets
Consolidated	123,796	6.9	133,114	8.0	120,705	8.4
Subsidiary Bank	144,654	8.1	154,098	9.3	144,965	10.1

Tier 1 capital to average assets
Consolidated	123,796	6.1	133,114	7.5	120,705	7.2
Subsidiary Bank	144,654	7.2	154,098	8.8	144,965	8.7

The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date.  As currently required, the minimum leverage capital ratio is 4.00%.  At December 31, 2008, FNB United and the Bank had leverage capital ratios of 6.1% and 7.2%, respectively.

The Bank is also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act.  To be categorized as well-capitalized, a bank must have a minimum ratio for total capital of 10.00%, for Tier 1 capital of 6.00% and for leverage capital of 5.00%.  As noted above, the Bank met all of those ratio requirements at December 31, 2008 and, accordingly, is well-capitalized under the regulatory framework for prompt corrective action.

Balance Sheet Review

Total assets increased $137.9 million, or 7%, in 2008 and $90.9 million, or 5%, in 2007.  By similar comparison, deposits increased $73.7 million, or 5%, and $20.0 million, or 1%, respectively. The level of total assets was also affected in 2008 by net additional advances of $107.1 million from the Federal Home Loan Bank that were obtained primarily to help fund loan growth. The average asset growth rates were 10% in 2008 and 18% in 2007.  The corresponding average deposit growth rates were 3% and 18%.

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

Table 7
Investment Securities Portfolio Analysis

(dollars in thousands)	December 31, 2008			December 31, 2007
	Amortized Cost	Estimated Fair Value	Yield (1)	Amortized Cost	Estimated Fair Value	Yield (1)
Available-for-Sale
U.S. Government agencies and corporations
Due in one year or less	$11,957	$12,147	4.14%	$24,994	$25,122	5.07%
Due after one one year through five years	32,379	33,253	4.17	54,313	54,997	5.07
Due after five years through 10 years	47,740	49,063	4.91	1,973	1,955	5.03
Total	92,076	94,463	4.55	81,280	82,074	5.07

Mortgage-backed securities	66,583	68,118	5.32	20,047	20,230	5.31

State, county and municipal
Due in one year or less	1,716	1,727	6.86	3,631	3,639	5.87
Due after one one year through five years	11,286	11,559	6.83	10,446	10,536	6.89
Due after five years through 10 years	13,308	13,594	6.78	14,861	15,341	6.86
Due after 10 years	12,026	12,034	9.37	8,466	8,534	6.29
Total	38,336	38,914	7.61	37,404	38,050	6.64

Other debt securities
Due in one year or less	1,448	1,450	6.93	-	-	-
Due after 10 years	4,962	652	3.05	5,000	4,710	6.45
Total	6,410	2,102	3.93	5,000	4,710	6.45

Total debt securities	203,405	203,597	5.36	143,731	145,064	5.56
Equity securities	2,667	1,829	15.17	2,512	2,085	5.23
Total available-for-sale securities	$206,072	$205,426	5.48	$146,243	$147,149	5.43

Held-to-Maturity
U.S. Government agencies and corporations
Due in one year or less	$2,008	$2,047	3.85	$3,036	$3,017	2.88
Due after one one year through five years	-	-	-	9,020	8,970	3.97
Total	2,008	2,047	3.85	12,056	11,987	3.70

Mortgage-backed securities	8,420	8,536	6.10	4,091	4,076	5.48

State, county and municipal
Due in one year or less	1,770	1,776	3.66	2,011	2,001	3.23
Due after one one year through five years	5,134	5,164	4.52	5,805	5,708	4.18
Due after five years through 10 years	6,768	6,771	5.66	7,074	7,035	5.52
Due after 10 years	2,694	2,574	6.18	3,613	3,558	6.08
Total	16,366	16,285	5.17	18,503	18,302	4.96

Other debt securities
Due after one one year through five years	1,000	712	4.70	1,000	886	4.70
Total held-to-maturity securities	$27,794	$27,580	5.34	$35,650	$35,251	4.59

(1) Yields are based upon amortized cost and are stated on a fully-taxable equivalent basis, assuming a 35% federal income tax rate.

Additions to the investment securities portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand.

Loans

FNB United’s primary source of revenue and largest component of earning assets is the loan portfolio.  In 2008, loans increased $139.1 million, or 10%, due entirely to internal loan generation. In 2007, loans increased $144.3 million, or 10%, also due to internal loan generation. In 2006, loans increased $510.0 million, or 63%, due primarily to the addition of $481.3 million in loans from the First Gaston Bank acquisition on April 28, 2006, as discussed in the “Balance Sheet Review.”  Similarly in 2005, loans increased $147.9 million or 22%, due largely to the addition of $96.6 million in loans from the Alamance Bank acquisition on November 4, 2005.  Excluding the amount of loans added by the merger acquisitions, loans increased $28.7 million or 3.5% in 2006 and $51.3 million or 7.7% in 2005.  The level of loans was further impacted in 2006 by the sale in the fourth quarter of $10.4 million of nonperforming and higher risk loans.

Table 8 sets forth the major categories of loans for each of the last five years.  The maturity distribution and interest rate sensitivity of selected loan categories at December 31, 2008 are presented in Table 9.

Table 8
Loan Portfolio Composition

(dollars in thousands)	December 31,
	2008		2007		2006		2005		2004
Loans held for sale	$36,138		$17,586		$20,862		$17,615		$11,648

Loans held for investment:
Commercial and agricultural	$184,909	11.7%	$182,713	12.6%	$315,184	24.2%	$176,286	22.2%	$196,895	30.1%
Real estate-construction	453,668	28.6	373,401	25.8	278,124	21.4	142,096	17.9	83,433	12.8
Real estate-mortgage:
1-4 family residential	369,948	23.3	331,194	22.9	319,182	24.5	231,071	29.1	197,855	30.3
Commercial	540,192	34.1	522,737	36.2	350,261	26.9	221,457	27.8	154,024	23.6
Consumer	36,478	2.3	36,071	2.5	39,089	3.0	24,141	3.0	20,899	3.2
Total	$1,585,195	100.0%	$1,446,116	100.0%	$1,301,840	100.0%	$795,051	100.0%	$653,106	100.0%

In 2008, loans held for sale increased over 105%. This increase is a result of higher mortgage originations due to heavy refinancing activity as rates fell throughout 2008. Held for sale loans do not include any reclassifications from the held for investment portfolio.  The held for investment portfolio experienced small composition changes primarily with a 2.8% increase in real estate construction loans offset by a 2% decrease in commercial real estate mortgages.

In 2007 some categories of loans reflected increases over the prior year while other categories experienced a decline. This shift resulted, in large measure, from the evaluation in 2007 of the classification of loans acquired through the mergers of United and Integrity and the reassignment of these loans to the proper loan categories. The portfolios related to construction loans and commercial and other real estate loans experienced significant gains, while the commercial and agricultural loan portfolio declined. The balance of the 1-4 family residential mortgage loan portfolio considered “held for investment” experienced modest growth, due primarily to home equity lines of credit.

Table 9
Selected Loan Maturities

(dollars in thousands)	December 31, 2008
	One Year or Less	One to Five Years	Over Five Years	Total
Commercial and agricultural	$86,674	$41,475	$56,760	$184,909
Real estate construction	211,326	125,331	117,011	453,668
Total	$298,000	$166,806	$173,771	$638,577

Sensitivity to rate changes:
Fixed interest rates	$20,554	$27,956	$36,904	$85,414
Variable interest rates	277,446	138,850	136,867	553,163
Total	$298,000	$166,806	$173,771	$638,577

Asset Quality

Management considers the asset quality of the Bank to be of primary importance.  A formal loan review function, independent of loan origination, is used to identify and monitor problem loans.  As part of the loan review function, a third-party assessment group has been employed to review the underwriting documentation and risk grading analysis.  Beginning in 2009, the formal loan review function will be brought in-house in order to provide more timely response.  This function will be managed by credit administration.

In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process.  Consideration is also given to a review of individual loans, historical loan loss experience, the value and adequacy of collateral, and economic conditions in the Bank’s market area.  For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change.  In addition, the Office of the Comptroller of the Currency (OCC), a federal regulatory agency, as an integral part of their examination process, periodically reviews the Bank’s allowance for loan losses.  The OCC may require the Bank to recognize changes to the allowance based on their judgments about information available to them at the time of their examinations.  Loans are charged off when, in the opinion of management, they are deemed to be uncollectible.  Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance.

At December 31, 2008, the Company had impaired loans totaling $116.1 million.  Of the $116.1 million, $94.8 million had an allowance for loan losses of $15.4 million and $21.3 million had no specifically allocated allowance for loan losses.  At December 31, 2007, the Company had impaired loans which totaled $15.6 million.  Of the $15.6 million, $4.9 million had an allowance for loan losses of $1.4 million and $10.7 million had no specifically allocated allowance for loan losses.  The average carrying value of impaired loans was $38.1 million in 2008 and $12.5 million in 2007.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 2.19% at December 31, 2008 compared to 1.20% at December 31, 2007. The level of nonperforming loans increased significantly from $18.7 million at December 31, 2007 to $96.0 million at December 31, 2008. Net charge-offs also significantly increased in 2008. A substantial portion of 2008 charge-offs were related to impaired loans, and consisted of loans considered wholly impaired and loans with partial impairment. During 2008, net charge-offs totaled $10.4 million, which exceeded the combined net charge-offs for the prior three years. The provision for loan losses recorded in 2008 also exceeded the combined provision recorded in the prior three years. As discussed previously, the increased levels of nonperforming assets and charge-offs resulted largely from loan quality issues driven by worsening macro and micro economic conditions, including strains in housing and real estate markets. Management continually performs thorough analyses of the loan portfolio. As a result of these analyses, certain loans have migrated to higher, more adverse risk grades and an aggressive posture towards the timely charge-off of identified impairment has also continued. Actual past due loans and loan charge-offs have remained at manageable levels and management continues to diligently work to improve asset quality. Management believes the allowance for loan losses of $34.7 million at December 31, 2008 is adequate to cover probable losses inherent in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment.

Table 10 presents an analysis of the changes in the allowance for loan losses and of the level of nonperforming assets for each of the last five years.

Table 10
Summary of Allowance for Loan Losses

(dollars in thousands)	2008	2007	2006	2005	2004
Balance, beginning of year	$17,381	$15,943	$9,945	$7,293	$6,172
Chargeoffs:
Commercial and agricultural	6,479	1,262	1,817	747	2,007
Real estate - construction	2,000	459	499	-	-
Real estate - mortgage	414	941	210	449	943
Consumer	3,532	2,831	2,104	1,420	211
Leases	-	-	-	-	106
Total chargeoffs	12,425	5,493	4,630	2,616	3,267
Recoveries:
Commercial and agricultural	292	415	1,123	427	158
Real estate - construction	-	42	120	-	1
Real estate - mortgage	197	171	268	7	36
Consumer	1,516	1,091	1,231	522	94
Leases	-	-	3	65	114
Total recoveries	2,005	1,719	2,745	1,021	403
Net chargeoffs	10,420	3,774	1,885	1,595	2,864
Provision charged to operations	27,759	5,514	2,526	2,842	4,030
Purchase accounting acquisition	-	-	6,038	1,405	-
Adjustment for reserve for unfunded commitments	-	-	(677)	-	-
Allowance adjustment for loans sold	-	(302)	(4)	-	(45)
Balance, end of year	$34,720	$17,381	$15,943	$9,945	$7,293

Nonperforming assets:
Nonaccrual loans	$95,173	$16,022	$8,282	$5,398	$3,952
Past due 90 days or more and still accruing interest	853	2,686	2,852	648	1,275
Total nonperforming loans	96,026	18,708	11,134	6,046	5,227
Other real estate owned	6,509	2,862	3,361	929	543
Foreclosed assets	92	181	196	108	77
Total nonperforming assets	$102,627	$21,751	$14,691	$7,083	$5,847

Asset quality ratios:
Net loan chargeoffs to average loans	0.67%	0.27%	0.16%	0.22%	0.47%
Net loan chargeoffs to allowance for loan losses	30.01	21.71	11.82	16.04	39.27
Allowance for loan losses to loans held for investment	2.19	1.20	1.22	1.25	1.12
Total nonperforming loans to loans held for investment	6.06	1.29	0.86	0.76	0.80

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

Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid.  Thus there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required.  No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of FNB United.

Information about management's allocation of the allowance for loan losses by loan category is presented in Table 11.

Table 11
Allocations of Allowance for Loan Losses

(dollars in thousands)	December 31,
	2008	2007	2006	2005	2004
Commercial and agricultural	$4,146	$2,777	$4,474	$3,165	$2,953
Real estate - construction	15,238	5,254	3,829	1,939	1,015
Real estate - mortgage	8,853	6,599	5,745	3,892	2,401
Consumer	3,474	2,751	1,895	707	592
Unallocated	3,009	-	-	242	332
Total allowance for loan losses	$34,720	$17,381	$15,943	$9,945	$7,293

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

In 2008, deposits increased $73.7 million, or 5%, and the mix of deposits changed. Noninterest-bearing demand deposits decreased while there were increases in all types of interest-bearing accounts (demand, savings, money-market, and time deposits). Certificates of deposit increased 8% to $885 million, from $818 million in 2007 while other deposits increased 1% to $630 million compared to $623 million in 2007. Brokered certificates of deposit were $90.1 million, or 5.95% of total deposits.

In 2007, deposits increased $20.0 million, or 1%.  Although the total balance of deposits changed minimally from 2006 to 2007, the mix of the various deposit categories reflects some shifts among categories.  Transactional accounts, including noninterest-bearing demand deposits, remained flat from 2006 to 2007. The increase over 2006 was in the category of time deposits.

Table 12 shows the year-end and average deposit balances for the years 2008, 2007 and 2006 and the changes in 2008 and 2007.

Table 12
Analysis of Deposits

	2008			2007			2006
(dollars in thousands)		Change from Prior Year			Change from Prior Year
	Balance	Amount	%	Balance	Amount	%	Balance
Year End Balances
Interest-bearing deposits:
Demand deposits	$174,031	$10,756	6.6	$163,275	$(14,223)	(8.0)	$177,498
Savings deposits	38,113	(3,036)	(7.4)	41,149	(9,368)	(18.5)	50,517
Money market deposits	267,496	7,189	2.8	260,307	24,967	10.6	235,340
Total	479,640	14,909	3.2	464,731	1,376	0.3	463,355
Time deposits	884,834	67,087	8.2	817,747	19,027	2.4	798,720
Total interest-bearing deposits	1,364,474	81,996	6.4	1,282,478	20,403	1.6	1,262,075
Noninterest-bearing demand deposits	150,273	(8,291)	(5.2)	158,564	(374)	(0.2)	158,938
Total deposits	$1,514,747	$73,705	5.1	$1,441,042	$20,029	1.4	$1,421,013

Average Balances
Interest-bearing deposits:
Demand deposits	$168,395	$4,363	2.7	$164,032	$7,195	4.6	$156,837
Savings deposits	40,803	(6,386)	(13.5)	47,189	(5,638)	(10.7)	52,827
Money market deposits	274,818	17,977	7.0	256,841	76,328	42.3	180,513
Total	484,016	15,954	3.4	468,062	77,885	20.0	390,177
Time deposits	841,741	28,404	3.5	813,337	128,067	18.7	685,270
Total interest-bearing deposits	1,325,757	44,358	3.5	1,281,399	205,952	19.2	1,075,447
Noninterest-bearing demand deposits	157,992	(1,213)	(0.8)	159,205	16,581	11.6	142,624
Total deposits	$1,483,749	$43,145	3.0	$1,440,604	$222,533	18.3	$1,218,071
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

Non-GAAP Measures

This Annual Report on Form 10-K contains financial information determined by methods other than in accordance with generally accepted accounting principles (“GAAP”).  FNB United’s management uses these non-GAAP measures in their analysis of FNB United’s performance. These non-GAAP measures exclude average goodwill and core deposit premiums from the calculations of return on average assets and return on average equity.  Management believes presentations of financial measures excluding the impact of goodwill and core deposit premiums provide useful supplemental information that is essential to a proper understanding of the operating results of FNB United’s core businesses. In addition, certain designated net interest income amounts are presented on a taxable equivalent basis.  Management believes that the presentation of net interest income on a taxable equivalent basis aids in the comparability of net interest income arising from taxable and tax-exempt sources.  These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

Application of Critical Accounting Policies

FNB United's accounting policies are in accordance with accounting principles generally accepted in the United States and with general practice within the banking industry and are fundamental to understanding management's discussion and analysis of results of operations and financial condition. FNB United's significant accounting policies are discussed in detail in Note 1 of the consolidated financial statements.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and goodwill impairment. Actual results could differ from those estimates.

Allowance for Loan Losses

The allowance for loan losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management’s best estimate of probable loan losses incurred as of the balance sheet date.  FNB United’s allowance for loan losses is also analyzed quarterly by management.  This analysis includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk.  The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group.  Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines.  Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly.  While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used. See additional discussion under “Asset Quality.”

Goodwill

FNB United has developed procedures to test goodwill for impairment.  This analysis is done annually.  However, in 2008, testing occurred in the second quarter for Dover as noted below.  On account of the analysis performed on Dover, an analysis was also performed on FNB United as of September 30, 2008.

The testing procedures involved assigning tangible assets and liabilities, identified intangible assets and goodwill to a reporting unit and comparing the fair value of this reporting unit to its carrying value including goodwill. The value is determined assuming a freely negotiated transaction between a willing buyer and a willing seller, neither being under any compulsion to buy or sell and both having reasonable knowledge of relevant facts. Accordingly, to derive the fair value of the reporting unit, the following common approaches to valuing business combination transactions involving financial institutions are utilized by FNB United: (1) the comparable transactions approach – specifically based on earnings, book, assets and deposit premium multiples received in recent sales of comparable bank franchises; and (2) the discounted cash flow approach. The application of these valuation techniques takes into account the reporting unit’s operating history, the current market environment and future prospects. As of the most recent quarter, the Bank was carrying goodwill.

If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and no second step is required. If not, a second test is required to measure the amount of goodwill impairment. The second test of the overall goodwill impairment compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill. The impairment loss is equal to the excess of carrying value over fair value.

During the second quarter of 2008, FNB United commenced an impairment evaluation of the Dover goodwill as a result of changes in the Dover business model, which included the closing of certain offices and loss of personnel at those locations. As a result, the impairment evaluation determined the carrying value exceeded fair value. FNB United made the decision to take a goodwill impairment charge for the entire remaining value of $1.8 million (pre-tax and after-tax), and this non-cash charge was recorded as a component of noninterest expense in the second quarter.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the goodwill impairment analysis of Dover as of June 30, 2008 necessitated an impairment analysis of the entity-wide goodwill.  This analysis has been performed as of September 30, 2008 and the fair value of the reporting unit exceeded its carrying amount as of June 30 and September 30, 2008.

Additionally, as of December 31, 2008, management performed the first step of the impairment analysis and determined that the carrying amount of the Company exceeded its fair value.  Once this was determined, a second test of overall goodwill impairment was conducted. This testing revealed that the carrying value of the Company’s goodwill exceeded the implied fair value by $56.0 million (pre-tax and after-tax), and this non-cash charge was recorded as a component of non-interest expense in the fourth quarter. See also Note 3 to the Financial Statements.

Summary

Management believes the accounting estimates related to the allowance for loan losses and the goodwill impairment test are “critical accounting estimates” because: (1) the estimates are highly susceptible to change from period to period as they require management to make assumptions concerning the changes in the types and volumes of the portfolios and anticipated economic conditions, and (2) the impact of recognizing an impairment or loan loss could have a material effect on FNB United’s assets reported on the balance sheet as well as its net earnings.

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

The Bank’s Asset/Liability Management Committee (“ALCO”), which includes senior management representatives and reports to the Bank’s Board of Directors, monitors and manages interest rate risk.  The Bank’s current interest rate risk position is determined by measuring the anticipated change in net interest income over a 24-month horizon assuming a ramped increase or decrease in all interest rates equally over the 24 month time horizon.

The following table shows the Bank’s estimated net interest income profile for the 12-month period beginning December 31, 2008:

Changes in Interest Rates	Percentage Change in Net
(basis points)	Interest Income – 12 months

+200	+5.11%
+100	+2.85%
-100	-0.35%
-200	-1.53%

ALCO also monitors the sensitivity of the Bank’s economic value of equity (“EVE”) due to sudden and sustained changes in market rates.  The EVE ratio, measured on a static basis at the current period end, is calculated by dividing the economic value of equity by the economic value of total assets.  The ALCO also monitors the change in EVE on a percentage change basis.

The following table estimates changes in EVE for given changes in interest rates as of December 31, 2008:

Change in Interest Rates	Percentage
(basis points)	Change in EVE

+200	7.24%
+100	3.31%
-100	-4.65%
-200	-8.23%

Due to the current low level of market interest rates, further decreases in interest rates are limited. Therefore, ALCO believes that market risk at the Bank is low and well within acceptable levels.

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

(dollars in thousands, except per share data)
	2008
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$26,644	$28,856	$28,325	$30,210
Interest expense	12,607	13,255	13,376	14,780
Net interest income	14,037	15,601	14,949	15,430
Provision for loan losses	15,492	9,370	1,383	1,514
Net interest income after provision
for loan losses	(1,455)	6,231	13,566	13,916
Noninterest income	7,231	5,920	4,743	5,024
Noninterest expense	69,818	15,432	17,318	15,535
Income before income taxes	(64,042)	(3,281)	991	3,405
Provision for income taxes	(3,481)	(1,570)	851	1,082
Net income (loss)	$(60,561)	$(1,711)	$140	$2,323
Net income (loss) per common share:
Basic	$(5.30)	$(0.15)	$0.01	$0.20
Diluted	$(5.30)	$(0.15)	$0.01	$0.20

	2007
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$31,856	$32,173	$31,714	$30,897
Interest expense	16,126	16,175	15,655	15,072
Net interest income	15,730	15,998	16,059	15,825
Provision for loan losses	3,044	1,470	476	524
Net interest income after provision
for loan losses	12,686	14,528	15,583	15,301
Noninterest income	4,552	6,642	5,426	4,973
Noninterest expense	15,443	15,620	15,369	14,612
Income before income taxes	1,795	5,550	5,640	5,662
Provision for income taxes	543	1,884	1,949	1,910
Net income	$1,252	$3,666	$3,691	$3,752
Net income per common share:
Basic	$0.11	$0.32	$0.33	$0.33
Diluted	$0.11	$0.32	$0.33	$0.33

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
FNB United Corp. and Subsidiary
Asheboro, North Carolina

We have audited the accompanying consolidated balance sheets of FNB United Corp. and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNB United Corp. and Subsidiary at December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 1 to the consolidated financial statements, the Corporation adopted the provisions of both Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value through Earnings," and Emerging Issues Task Force EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, effective January 1, 2008.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FNB United Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2009 expressed an adverse opinion on the effectiveness of the Corporation’s internal control over financial reporting.

Raleigh, North Carolina
March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
FNB United Corp. and Subsidiary

We have audited FNB United Corp. and Subsidiary (the “Corporation”)’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Corporation’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. As of December 31, 2008, the Corporation did not have adequate staffing and segregation of duties in its Accounting Department.  This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated March 16, 2009 on those consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, FNB United Corp. and Subsidiary has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of FNB United Corp. and Subsidiary as of and for the year ended December, 31, 2008, and our report dated March 16, 2009, expressed an unqualified opinion on those consolidated financial statements.

We do not express an opinion or any other form of assurance on management’s statement referring to compliance with designated laws and regulations related to safety and soundness.

Raleigh, North Carolina
March 16, 2009

FNB United Corp. and Subsidiary
Consolidated Balance Sheets

(dollars in thousands, except share and per share data)	December 31,
	2008	2007
Assets
Cash and due from banks	$28,743	$37,739
Interest-bearing bank balances	404	836
Federal funds sold	206	542
Investment securities:
Available for sale, at estimated fair value (amortized cost of $206,072 in 2008 and $146,243 in 2007)	205,426	147,149
Held to maturity (estimated fair value of $27,580 in 2008 and $35,251 in 2007)	27,794	35,650
Loans held for sale	36,138	17,586
Loans held for investment	1,585,195	1,446,116
Less: Allowance for loan losses	(34,720)	(17,381)
Net loans held for investment	1,550,475	1,428,735
Premises and equipment, net	50,947	46,614
Goodwill	52,395	110,195
Core deposit premiums	5,762	6,564
Other assets	86,144	74,896
Total Assets	$2,044,434	$1,906,506

Liabilities
Deposits:
Noninterest-bearing demand deposits	$150,273	$158,564
Interest-bearing deposits:
Demand, savings and money market deposits	479,640	464,731
Time deposits of $100,000 or more	407,539	375,419
Other time deposits	477,295	442,328
Total deposits	1,514,747	1,441,042
Retail repurchase agreements	18,145	29,133
Federal Home Loan Bank advances	238,910	131,790
Federal funds purchased	37,000	13,500
Subordinated debt	15,000	-
Junior subordinated debentures	56,702	56,702
Other liabilities	16,013	18,083
Total Liabilities	1,896,517	1,690,250

Shareholders' Equity
Preferred stock, $10.00 par value; authorized 200,000 shares, none issued	-	-
Common stock, $2.50 par value; authorized 50,000,000 shares, issued 11,428,003 shares in 2008 and 11,426,902 shares in 2007	28,570	28,567
Surplus	114,772	114,119
Retained earnings	8,904	74,199
Accumulated other comprehensive loss	(4,329)	(629)
Total Shareholders' Equity	147,917	216,256
Total Liabilities and Shareholders' Equity	$2,044,434	$1,906,506

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary
Consolidated Statements of Income

(dollars in thousands, except share and per share data)
	Years Ended December 31,
	2008	2007	2006
Interest Income
Interest and fees on loans	$103,365	$114,880	$92,565
Interest and dividends on investment securities:
Taxable income	7,820	7,613	6,334
Non-taxable income	2,040	2,096	2,081
Other interest income	810	2,051	2,389
Total interest income	114,035	126,640	103,369

Interest Expense
Deposits	42,211	52,594	38,565
Retail repurchase agreements	651	1,317	923
Federal Home Loan Bank advances	7,223	3,468	3,387
Federal funds purchased	501	162	40
Other borrowed funds	3,432	5,487	4,240
Total interest expense	54,018	63,028	47,155

Net Interest Income	60,017	63,612	56,214
Provision for loan losses	27,759	5,514	2,526
Net Interest Income After Provision for Loan Losses	32,258	58,098	53,688

Noninterest Income
Service charges on deposit accounts	9,167	9,012	8,214
Mortgage loan sales	6,340	4,543	4,841
Cardholder and merchant services income	2,395	1,878	1,908
Trust and investment services	1,827	1,686	1,529
Bank owned life insurance	983	945	1,226
Other service charges, commissions and fees	796	998	987
Gain (loss) on sale of securities, net	646	-	(559)
Factoring operations	-	134	334
Gain on sale of credit card portfolio	-	1,302	-
Other income	764	1,095	735
Total noninterest income	22,918	21,593	19,215

Noninterest Expense
Personnel expense	33,081	33,169	28,078
Occupancy expense	5,343	5,303	3,774
Furniture and equipment expense	3,794	4,641	3,832
Data processing services	2,911	1,915	2,432
Goodwill impairment	57,800	358	1,625
Professional fees	2,552	1,872	1,624
Stationery, printing and supplies	1,174	1,266	1,430
Advertising and marketing	1,371	1,924	1,144
Other expense	10,077	10,596	9,502
Total noninterest expense	118,103	61,044	53,441
Loss before income taxes	(62,927)	18,647	19,462
Income taxes	(3,118)	6,286	7,275
Net (Loss) / Income	$(59,809)	$12,361	$12,187

Net (loss) / income per common share:
Basic	$(5.24)	$1.09	$1.27
Diluted	$(5.24)	$1.09	$1.25

Weighted average number of common shares outstanding:
Basic	11,407,616	11,321,908	9,619,870
Diluted	11,407,616	11,336,321	9,715,585

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary
Consolidated Statements of Shareholders’ Equity and Comprehensive Income

					Accumulated
(in thousands, except share and per share data)					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2005	6,370,486	$15,926	$23,542	$62,711	$136	$102,315
Comprehensive income:
Net income	-	-	-	12,187	-	12,187
Other comprehensive income, net of taxes:
Net losses arising during period	-	-	-	-	(123)	(123)
Reclassification adjustment for net realized losses	-	-	-	-	338	338
Total comprehensive income						12,402
Cash dividends declared, $0.62 per share	-	-	-	(6,236)	-	(6,236)
Merger acquisition of subsidiary companies:
Common stock issued	4,654,504	11,636	82,964	-	-	94,600
Fair value of stock options assumed	-	-	3,311	-	-	3,311
Stock options:
Proceeds from options exercised	214,502	536	1,581	-	-	2,117
Compensation expense recognized	-	-	510	-	-	510
Net tax benefit related to option exercises	-	-	279	-	-	279
Restricted stock:
Shares issued, subject to restriction	53,875	135	(135)	-	-	-
Compensation expense recognized	-	-	151	-	-	151
Other compensatory stock issued	625	2	10	-	-	12
Adjustment to initially apply SFAS No. 158	-	-	-	-	(1,793)	(1,793)
Balance, December 31, 2006	11,293,992	28,235	112,213	68,662	(1,442)	207,668

Comprehensive income:
Net income	-	-	-	12,361	-	12,361
Other comprehensive income, net of taxes:
Unrealized securities gains	-	-	-	-	198	198
Pension and post-retirement liability	-	-	-	-	615	615
Total comprehensive income						13,174
Cash dividends declared, $0.60 per share	-	-	-	(6,824)	-	(6,824)
Stock options:
Proceeds from options exercised	135,581	339	963	-	-	1,302
Compensation expense recognized	-	-	494	-	-	494
Net tax benefit related to option exercises	-	-	167	-	-	167
Restricted stock:
Shares terminated, subject to restriction	(3,103)	(8)	(31)	-	-	(39)
Compensation expense recognized	-	-	306	-	-	306
Other compensatory stock issued	432	1	7	-	-	8
Balance, December 31, 2007	11,426,902	28,567	114,119	74,199	(629)	216,256

Cumulative effect of a change in accounting principle - Adoption of EITF 06-4	-	-	-	(344)	-	(344)
Comprehensive income (loss):
Net loss	-	-	-	(59,809)	-	(59,809)
Other comprehensive income, net of taxes:
Unrealized holding (losses) arising during the period on securities available-for-sale net of tax	-	-	-	-	(781)	(781)
Reclassification adjustment for (gains)on securities available-for-sale included in net income, net of tax	-	-	-	-	(139)	(139)
Change in unrealized (losses) on securities, net of tax	-	-	-	-	(920)	(920)
Interest rate swap	-	-	-	-	(300)	(300)
Pension and post-retirement liability	-	-	-	-	(2,480)	(2,480)
Total comprehensive loss						(63,509)
Cash dividends declared, $0.45 per share	-	-	-	(5,142)	-	(5,142)
Stock options:
Proceeds from options exercised	150	1	1	-	-	2
Compensation expense recognized	-	-	429	-	-	429
Restricted stock:
Shares issued, subject to restriction	951	2	(75)	-	-	(73)
Compensation expense recognized	-	-	298	-	-	298
Balance, December 31, 2008	11,428,003	$28,570	$114,772	$8,904	$(4,329)	$147,917

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)	Year Ended December 31,
	2008	2007	2006
Operating Activities
Net (loss) income	$(59,809)	$12,361	$12,187
Adjustments to reconcile net income (loss) to cash provided by operatings activities:
Depreciation and amortization of premises and equipment	3,453	3,584	2,855
Provision for loan losses	27,759	5,514	2,526
Deferred income taxes	(5,056)	623	1,735
Deferred loan fees and costs, net	(503)	1,085	694
Premium amortization and discount accretion of investment securities, net	(422)	(254)	339
(Gain) loss on sale of investment securities	(646)	-	559
Amortization of core deposit premiums	802	814	604
Stock compensation expense	727	769	673
Income from bank owned life insurance	(983)	(945)	(1,226)
Mortgage loans held for sale:
Origination of mortgage loans held for sale	(260,964)	(351,398)	(368,632)
Proceeds from sale of mortgage loans held for sale	248,330	359,217	370,226
Gain on mortgage loan sales	(6,340)	(4,543)	(4,841)
Gain on other loan sales	-	(1,302)	(118)
Mortgage servicing rights capitalized	(1,182)	(1,094)	(701)
Mortgage servicing rights amortization and impairment	38	667	637
Goodwill impairment	57,800	358	1,625
Changes in assets and liabilities:
Decrease (increase) in interest receivable	2,435	(664)	(297)
Decrease in other assets	937	7,551	2,400
(Increase) decrease in accrued interest and other liabilities	364	(1,264)	(2,779)
Net cash provided by operating activities	6,740	31,079	18,466
Investing Activities
Available-for-sale securities:
Proceeds from sales	28,165	-	119,490
Proceeds from maturities and calls	105,382	87,965	37,712
Purchases	(197,395)	(117,747)	(90,746)
Held-to-maturity securities:
Proceeds from maturities and calls	12,285	7,114	7,562
Purchases	(4,487)	-	(1,730)
Net increase in loans held for investment	(154,105)	(155,140)	(41,520)
Proceeds from sales of loans	-	4,999	10,443
Purchases of premises and equipment	(8,751)	(5,265)	(6,293)
Net cash received (paid) in merger transactions	-	-	10,256
Purchases of SBIC investments	(75)	(475)	(1,050)
Net change in other investments	-	-	396
Net cash (used in) provided by investing activities	(218,981)	(178,549)	44,520
Financing Activities
Net increase in deposits	73,705	20,062	16,435
(Decrease) increase in retail repurchase agreements	(10,988)	5,972	(1,735)
Increase in Federal Home Loan Bank advances	106,970	65,720	(39,018)
Increase in federal funds purchased	23,500	13,500	-
Increase (decrease) in other borrowings	15,000	(21,441)	27,789
Proceeds from exercise of stock options	2	1,302	2,117
Tax benefit from exercise of stock options	-	167	279
Cash dividends paid	(5,712)	(7,035)	(5,392)
Net cash provided by financing activities	202,477	78,247	475
Net (Decrease) Increase in Cash and Cash Equivalents	(9,764)	(69,223)	63,461
Cash and Cash Equivalents at Beginning of Period	39,117	108,340	44,879
Cash and Cash Equivalents at End of Period	$29,353	$39,117	$108,340

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$54,564	$63,092	$44,844
Income taxes, net of refunds	2,352	3,815	5,836
Noncash transactions:
Foreclosed loans transferred to other real estate	6,934	3,708	3,393
Unrealized securities (losses) gains, net of income taxes (benefit)/expense	(939)	198	215
Application of SFAS No. 158 to employee benefit plan costs, net of income taxes	(2,480)	615	(1,793)
Interest rate swap	(300)	-	-
Adoption of EITF Issue 06-4	(344)	-	-
Merger acquisition of subsidiary company:
Fair value of assets acquired	-	-	728,722
Fair value of common stock issued	-	-	98,123
Cash paid	-	-	27,717
Liabilities assumed	-	-	602,882

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary
Notes to Consolidated Financial Statements

December 31, 2008, 2007, and 2006

Note 1 – Summary of significant accounting policies

Nature of Operations/Consolidation

FNB United Corp. (“FNB United”), formerly known as FNB Corp., is a bank holding company whose wholly owned subsidiary is CommunityONE Bank, National Association (“the Bank”).  The Bank has three wholly owned subsidiaries, Dover Mortgage Company (“Dover”), First National Investor Services, Inc., and Premier Investment Services, Inc (an inactive subsidiary acquired as part of the United Financial, Inc. transaction).  Through its subsidiaries, FNB United offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers.  The Bank has offices in Alamance, Alexander, Ashe, Catawba, Chatham, Gaston, Guilford, Iredell, Mecklenburg, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes counties in North Carolina.  Dover has a retail origination network based in Charlotte with current wholesale operations in North Carolina, South Carolina, Georgia, Tennessee, Virginia and Maine.

The consolidated financial statements include the accounts of FNB United and its subsidiaries (collectively, the “Company”).  All significant intercompany balances and transactions have been eliminated.

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

Business Segments

The Company reports business segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). Business segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. SFAS No. 131 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the business segments were determined and other items. Prior to 2007, the Company had two reportable business segments, the full service subsidiary bank, CommunityOne Bank, and the mortgage banking subsidiary, Dover Mortgage Company. The determination was made in 2007 that there was only one business segment and that Dover no longer is a business segment.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an

amendment of FASB Statements No. 87, 88, 106, and 132R).”  SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.  Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization.  The requirement by SFAS No. 158 to recognize the funded status of a benefit plan and the disclosure requirements of SFAS No. 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  Effective December 31, 2006, the Company adopted the provisions of SFAS No. 158 that require recognition of the funded status of a benefit plan and related disclosures. Effective December 31, 2008, the Company has adopted all remaining provisions of SFAS No. 158 as discussed below in Note 11.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of SFAS No. 157 on nonfinancial assets and liabilities and has adopted the provisions of SFAS No. 157 for financial assets and financial liabilities effective January 1, 2008. Refer to Note 17 for additional disclosures. In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active. This FSP clarifies the application of SFAS No. 157 in a market that is not active. The impact of adoption was not material.

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

In September 2006, the Emerging Issues Task Force (EITF) issued EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance

Arrangements” (“EITF Issue 06-4”).  EITF Issue 06-4 requires that for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 or Accounting Principles Board (APB) Opinion No. 12 based on the substantive arrangement with the employee.  If the employer has effectively agreed to maintain a life insurance policy during postretirement periods, the costs of the life insurance policy during the postretirement periods should be accrued in accordance with either FASB Statement No. 106 or APB Opinion No. 12. EITF Issue 06-4 is effective for fiscal years beginning after December 15, 2007.  The cumulative effect of adopting the provisions of EITF Issue 06-4 was a $344,000 adjustment to retained earnings in 2008.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for the Company’s financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. The Company adopted SFAS 159, but did not apply it to any financial assets or liabilities. See Note 17 for additional disclosures.

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

SFAS No. 141 (R), Business Combinations.  This statement requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  In addition, this statement expands the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The effective date of this statement is the same as that of the related SFAS No. 160.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This statement  improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements.  Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The effective date of this statement is the same as that of the related SFAS No. 141(R).  This statement shall be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

Staff Accounting Bulletin No. 109.  SAB 109 revises and rescinds portions of the interpretative guidance included in Topic 5:DD of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting literature (principally SFAS 156 and SFAS 159). SAB 109 discusses the staff’s views on the accounting for written loan commitments that are recorded at fair value through earnings under generally accepted accounting principles.  The principal change to current staff guidance is to include the expected net future cash flows relating to the associated servicing of a loan in the fair value measurement of a derivative loan commitment (such as a loan commitment relating to a mortgage loan that will be held for sale).  SAB 109 is effective prospectively to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of the provisions of SAB 109 effective January 1, 2008, has resulted in recognition of $1.2 million in written loan commitments recorded at fair value through earnings related to the expected net future cash flows involving the associated servicing of loans in the fair value measurement of derivative loan commitments.

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

A loan is considered impaired when, based on current information or events, it is probable that a borrower will be unable to pay amounts due in accordance to the contractual terms of the loan agreement.  For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.  When the ultimate collectibility of the impaired loan’s principal is doubtful, all cash receipts are applied to principal.  Once the recorded principal balance has been reduced to zero, future cash receipts are first recorded as recoveries of any amounts previously charged-off and are then applied to interest income, to the extent that any interest has been foregone.

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

The Company accounts for loans acquired in a transfer that are subject to the scope of American Institute of Certified Public Accountants (AICPA) Statement of Position 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer” (“SOP 03-3”) at fair value, which is the net present value of all cash flows expected to be collected over the life of the loan. These cash flows are determined on the date of transfer. At December 31, 2008 and 2007, there were no loans subject to SOP 03-3.

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

In addition, the Office of the Comptroller of the Currency (OCC), a federal regulatory agency, as an integral part of its examination process, periodically reviews the Bank’s allowance for loan losses.  The OCC may require the Bank to recognize adjustments to the allowance based on its judgment about information available to it at the time of its examination.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:  buildings and improvements, 10 to 50 years, and furniture and equipment, 3 to 10 years.  Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated life of the improvement or the term of the lease.

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

The Company tests for impairment in accordance with SFAS No. 142.  Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its fair value.  The Company utilizes an independent third party to assist management in performing the goodwill impairment test. This firm first estimates the fair value of the reporting unit under a business combination using the median of three approaches. The Comparable Transaction Approach utilizes a regional transaction group.   For this group, median pricing ratios are applied to provide a range of values along with a median of these values. The Competitive Analysis utilizes acquisition assumptions and break-even purchase pricing to provide a range of values along with a median of these values. The Internal Rate of Return Analysis utilizes projected earnings, cost savings and terminal values over a five year period to provide a range of values with a median of these values.  A summary of these three approaches incorporates the range of values and median for each approach, along with a median of all three approaches.  This combined median is further discounted if warranted by the current market conditions.

To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and a second step of impairment testing will be performed.  In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination as of the  date of the impairment test.  If the implied fair value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written down to its implied fair value.  The loss recognized is limited to the carrying amount of goodwill.  Once an impairment loss is recognized, future increases in fair value will not result in the reversal of previously recognized losses.

Mortgage Servicing Rights (MSRs)

The rights to service mortgage loans for others are included in other assets on the consolidated balance sheet.  MSRs are recorded at fair value on an ongoing basis, with changes in fair value recorded in the results of operations.  A fair value analysis of MSRs is performed on a quarterly basis.

Income Taxes

Income tax expense includes both a current provision based on the amounts computed for income tax return purposes and a deferred provision that results from application of the asset and liability method of accounting for deferred taxes.  Under the asset and liability method, deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings per Share (EPS)

As required for entities with complex capital structures, a dual presentation of basic and diluted EPS is included on the face of the income statement, and a reconciliation is provided in a footnote of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Comprehensive Income

Comprehensive income is defined as the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources and, accordingly, includes both net income and amounts referred to as other comprehensive income.  The items of other comprehensive income are included in the consolidated statement of shareholders’ equity and comprehensive income.  The accumulated balance of other comprehensive income is included in the shareholders’ equity section of the consolidated balance sheet.  The Company’s components of accumulated other comprehensive income at December 31, 2008 include unrealized gains (losses) on investment securities classified as available-for-sale, the effect of the application of SFAS No. 158 to defined benefit pension and other postretirement plans for employees, and the changes in the value of the interest rate swap on one issue of trust preferred securities.  SFAS No. 158 was initially applied at its adoption date of December 31, 2006.

Information concerning the income tax effects applicable to the components of other comprehensive income included in the consolidated statements of shareholders’ equity and comprehensive income and the components of accumulated other comprehensive income included in the shareholders’ equity section of the consolidated balance sheets is as follows:

	For Year Ended December 31,
(dollars in thousands)	2008	2007	2006
Income tax expense (benefit) related to other comprehensive income (loss)
Unrealized securities gains (losses):
Arising during the period	$612	$130	$(81)
Reclassification adjustment for net realized losses	-	-	220
Change in interest rate swap	155	-	-
Application of SFAS No. 158 to employee benefit plans	1,618	401	-
Total	$2,385	$531	$139
Accumulated other comprehensive income (loss):
Unrealized securities gains	$(371)	$549	$351
Interest rate swap	(300)	-	-
Pension and post-retirement liability	(3,658)	(1,178)	(1,793)
Total	$(4,329)	$(629)	$(1,442)

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

In conjunction with the modified freeze of the pension plan, the postretirement medical and life insurance plan was also amended.  Effective December 31, 2006, no new employees are eligible to enter the plan.  Participants who were at least age 40, has earned 10 years of vesting service as an employee of the Company and remained an active employee as of December 31, 2006 qualified for a grandfathering provision.  Under the grandfathering provision, the participant will continue to accrue benefits under the plan through December 31, 2011.

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

In connection with its asset/liability management objectives, the Company in 2004 entered into an interest rate swap on a $7,000,000 Federal Home Loan Bank (FHLB) advance that converts the fixed rate cash flow exposure on the FHLB advance to a variable rate cash flow.  As structured, the pay-variable, receive-fixed swap is evaluated as being a fair value hedge with no ineffectiveness; and, consequently, the difference in cash flows in each period between the variable rate interest payments that the Company makes and the fixed rate interest payments received is currently reported in earnings. This interest rate swap matures on January 26, 2009.

For the twelve months ended December 31, the interest rate swap resulted in net decreases of approximately $7,000 in 2008 and net increases of approximately $132,000 in 2007, in the interest expense that would otherwise have been reported for the FHLB advance.  The fair value of the swap at December 31, 2008 was recorded on the consolidated balance sheet as a liability in the amount of approximately $1,000, offset by a valuation adjustment in the same amount to the FHLB advance.

On March 14, 2008, FNB United entered into an interest rate swap to convert the floating rate cash flows on a $20 million trust preferred security to a fixed rate cash flow. As structured, the pay-fixed, receive-floating swap is evaluated, using the long-haul method, as being a cash flow hedge in which the ineffectiveness would be determined by any difference in valuation. Therefore no ineffectiveness is not assumed. Consequently, the difference in cash flows in each period between the fixed rate interest payments that the Company makes and the variable interest payments received is currently reported in earnings while gains and losses on the value of the swap instrument are recorded in shareholder’s equity.

For the twelve months ended December 31, 2008, the interest rate swap resulted in a net decrease of $18,292 in the interest expense that would otherwise have been reported. The fair value of the swap at December 31, 2008 was recorded on the consolidated balance sheet as a liability in the amount of $455,414 offset by other comprehensive loss of $300,573, net of $154,841 deferred taxes.  Changes in fair value will remain in other comprehensive income until the swap maturity date of December 15, 2010, which corresponds to the initial call date of the related trust preferred security.

The Company has also identified the following derivative instruments that were recorded on the consolidated balance sheet at December 31, 2008:  commitments to originate residential mortgage loans and forward sales commitments.

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

See Note 4 for additional information related to impairment testing.

Reclassification

Certain items for 2007 and 2006 have been reclassified to conform to the 2008 presentation.  Such reclassifications had no effect on net income or shareholders’ equity as previously reported.

Note 2 – Merger Information

Integrity Financial Corporation

On April 28, 2006, the Company completed a merger for the acquisition of Integrity Financial Corporation (“Integrity”), headquartered in Hickory, North Carolina and the holding company for First Gaston Bank of North Carolina, including its divisions Catawba Valley Bank and Northwestern Bank.  At the date of the merger, First Gaston Bank operated seventeen offices and, based on estimated fair values, had approximately $728.7 million in total assets, $475.3 million in net loans and $563.3 million in deposits.  On August 1, 2006, First Gaston Bank was merged into the Bank.  The primary reasons for the merger were:

•
To create a banking organization, approximately two-thirds larger in total assets than FNB United prior to the merger, that could offer an expanded array of services including the ability to provide larger loans and professional wealth management services in a community banking setting;

•
To expand the reach of the company from ten central-North Carolina counties to seventeen counties with forty-two community offices, stretching from the Central and Southern Piedmont to the Foothills and Mountains of Western North Carolina, including areas of the state which possessed faster income and population growth characteristics than many existing FNB United franchise areas; and

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

The merger transaction was accounted for using the purchase method of accounting for business combinations, and accordingly, the assets and liabilities of Integrity were recorded based on estimated fair values as of April 28, 2006, with the estimate of goodwill being subject to possible adjustment during the one-year period from that date. The adjustments recorded during that one-year period, including the purchase price adjustment noted above, resulted in a net $76,000 reduction in the amount initially recorded for goodwill.  The consolidated financial statements include the results of operations of Integrity since April 28, 2006.

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

Pursuant to the terms of the merger, each share of United common stock was converted, at the election of the shareholder, into either:  (1) $14.25 in cash, (2) 0.6828 shares of FNB United common stock, or (3) $4.99 in cash and 0.4438 shares of FNB United common stock, the overall conversion of stock being limited to 65% of United shares. The aggregate purchase price was $22.5 million, consisting of $8.2 million of cash payments and 728,625 shares of FNB United common stock valued at $14.5 million.

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

Note 3 – Intangible Assets

Business Combinations

For intangible assets related to business combinations, the following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the carrying amount of unamortized intangible assets:

(dollars in thousands)	December 31,
	2008	2007
Amortized intangible assets:
Core deposit premium related to whole bank acquisitions:
Carrying amount	$8,202	$8,202
Accumulated amortization	2,440	1,638
Net core deposit premium	$5,762	$6,564

Unamortized intangible assets:
Goodwill	$52,395	$110,195

Amortization of intangibles totaled approximately $802,000 for core deposit premiums in 2008, $814,000 in 2007 and $604,000 in 2006.  The estimated amortization expense for core deposit premiums is approximately $795,000 per year for years ending December 31, 2009 through 2013.

The changes in the carrying amount of goodwill in 2008 were as follows:

(dollars in thousands)
Balance, December 31, 2007	$110,195
Recognition of goodwill impairment charge for the Bank	$(56,000)
Recognition of goodwill impairment charge for Dover Mortgage Company	(1,800)
Balance, December 31, 2008	$52,395

Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” requires goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. The Company typically tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.

During the second quarter of 2008, FNB United commenced an impairment evaluation of Dover goodwill as a result of changes in the Dover business model, which included the closing of certain offices and loss of personnel at those locations. As a result, the impairment evaluation determined the Dover goodwill carrying value exceeded its fair value. The Company made the decision to take a goodwill impairment charge for the entire remaining carrying value of $1.8 million (pre-tax and after-tax), and this non-cash charge was recorded as a component of noninterest expense for the second quarter.

The deteriorating economic conditions in the United States have significantly impacted the banking industry during 2008 and has impacted the Company’s financial results. The market price of the Company’s common stock has declined from an average closing price of $13.94 during the fourth quarter of 2007 to $5.02 during the fourth quarter of 2008, a 64% decrease. The closing market value of the Company’s stock on December 31, 2008 was $3.14. Our book value per share at December 31, 2008, prior to the goodwill impairment charge, was $17.84 per share. The substantial decline in stock price below book value led to an evaluation for potential goodwill impairment.

The first step, used to identify potential impairment, involves determining and comparing the fair value of the Company, with its carrying value, or shareholder’s equity. If the fair value of the Company exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to determine the amount of impairment, if any. The second step compares the book value of the Company to the aggregate fair values of its individual assets, liabilities, and indentified intangibles. The methodology utilized to determine fair value in the first step is discussed in “Note 1 – summary of significant accounting policies.” At December 31, 2008, management performed the first step and determined that it was probable the book value of the Company exceeded the fair value of the Company as a whole. Therefore a second step test was required to determine if there was goodwill impairment and the amount of goodwill that might be impaired.

The second step impairment test was commenced in the fourth quarter of 2008 and as a result of this test an impairment charge of $56.0 million was taken. We have recorded this charge within the accompanying financial statements.

Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the consolidated balance sheet.  The unpaid principal balance of mortgage loans serviced for others amounted to $353.9 million, $287.2 million and $231.7 million at December 31, 2008, 2007 and 2006, respectively.

The following is an analysis of mortgage servicing rights included in other assets on the consolidated balance sheet:

(dollars in thousands)	Years Ended December 31,
	2008	2007	2006
Balance at beginning of year	$2,900	$2,473	$2,409
Servicing rights capitalized	1,182	1,094	701
Amortization expense	(616)	(461)	(387)
Change in valuation allowance	577	(206)	(250)
Balance at end of year	$4,043	$2,900	$2,473

The estimated amortization expense for mortgage servicing rights for the years ending December 31 is as follows:  $611,204 in 2009, $535,957 in 2010, $462,250 in 2011, $395,927 in 2012, $337,464 in 2013, and $1,700,428 combined for all subsequent years.  The estimated amortization expense is based on current information regarding loan payments and prepayments.  Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

Note 4 – Investment securities

Summaries of the amortized cost and estimated fair value of investment securities and the related gross unrealized gains and losses are presented below:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
December 31, 2008
U.S. Government agencies and corporations	$92,076	$2,616	$229	$94,463
Mortgage-backed securities	66,583	1,546	11	68,118
State, county and municipal	38,336	921	343	38,914
Other debt securities	6,410	2	4,310	2,102
Equity securities	2,667	-	838	1,829
Total	$206,072	$5,085	$5,731	$205,426
December 31, 2007
U.S. Government agencies and corporations	$81,280	$854	$60	$82,074
Mortgage-backed securities	20,047	183	-	20,230
State, county and municipal	37,404	685	39	38,050
Other debt securities	5,000	-	290	4,710
Equity securities	2,512	9	436	2,085
Total	$146,243	$1,731	$825	$147,149
Held to Maturity
December 31, 2008
U.S. Government agencies and corporations	$2,008	$39	$-	$2,047
Mortgage-backed securities	8,420	117	1	8,536
State, county and municipal	16,366	171	252	16,285
Other debt securities	1,000	-	288	712
Total	$27,794	$327	$541	$27,580
December 31, 2007
U.S. Government agencies and corporations	$12,056	$3	$72	$11,987
Mortgage-backed securities	4,091	29	44	4,076
State, county and municipal	18,503	112	313	18,302
Other debt securities	1,000	-	114	886
Total	$35,650	$144	$543	$35,251

The amortized cost and estimated fair value of investment securities at December 31, 2008, by contractual maturity, are shown in the accompanying table.  Actual maturities may differ from contractual maturities because issuers may have the right to prepay obligations with or without prepayment penalties.

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$15,121	$15,324	$3,778	$3,823
Due after one one year through five years	43,665	44,812	6,134	5,876
Due after five years through 10 years	61,048	62,657	6,768	6,771
Due after 10 years	16,988	12,686	2,694	2,574
Total	136,822	135,479	19,374	19,044
Mortgage-backed securities	66,583	68,118	8,420	8,536
Equity securities	2,667	1,829	-	-
Total	$206,072	$205,426	$27,794	$27,580

Debt securities with an estimated fair value of $104.6 million at December 31, 2008 and $102.2 million at December 31, 2007 were pledged to secure public funds and trust funds on deposit.  Debt securities with an estimated fair value of $27.7 million at December 31, 2008 and $30.9 million at December 31, 2007 were pledged to secure retail repurchase agreements.  Debt securities with an estimated fair value of $49.4 million at December 31, 2008 and $400,000 at December 31, 2007 were pledged to secure advances from the Federal Home Loan Bank. Debt securities with an estimated fair value of $1.4 million at December 31, 2008 and $6.5 million at December 31, 2007 were pledged for other purposes.

Gross gains and losses recognized (by specific identification) on the sale of securities are summarized as follows:

(dollars in thousands)	Years ended December 31,
	2008	2007	2006
Gains on sales of investment securities available-for-sale	$664	$-	$839
Losses on sales of investment securities available-for-sale	(18)	-	(1,398)
Total securities gains (losses)	$646	$-	$(559)

The Bank, as a member of the Federal Home Loan Bank (the “FHLB”) of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon the balances of total assets and FHLB advances.  FHLB capital stock is pledged to secure FHLB advances.  This investment is carried at cost since no ready market exists for FHLB stock and there is no quoted market value.  However, redemption of this stock has historically been at par value.  At December 31, 2008 and 2007, the Bank owned a total of $14.2 million and $9.2 million, respectively, of FHLB stock.  Due to the redemption provisions of FHLB stock, the Company estimated that fair value was equal to cost and that this investment was not impaired at December 31, 2008.  FHLB stock is included in other assets at its original cost basis.

The Bank, as a member bank of the Federal Reserve Bank (the “FRB”) of Richmond, is required to own capital stock of the FRB of Richmond based upon a percentage of the Bank’s common stock and surplus.  This investment is carried at cost since no ready market exists for FRB stock and there is no quoted market value.  At December 31, 2008 and 2007, the Bank owned a total of $5.3 million and $5.2 million, respectively of FRB stock.  Due to the nature of this investment in an entity of the U.S. Government, the Company estimated that fair value was equal to cost and that this investment was not impaired at December 31, 2008.  FRB stock is included in other assets at its original cost basis.

(dollars in thousands)	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2008
Available For Sale
U.S. Government agencies and corporations	$19,941	$221	$1,289	$8	$21,230	$229
Mortgage-backed securities	4,475	11	-	-	4,475	11
State, county and municipal	6,348	343	-	-	6,348	343
Other debt securities	-	-	644	4,310	644	4,310
Equity securities	52	11	2,615	827	2,667	838
Total	$30,816	$586	$4,548	$5,145	$35,364	$5,731
Held to Maturity
U.S. Government agencies and corporations	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	4,488	1	227	1	4,715	2
State, county and municipal	1,916	56	4,126	195	6,042	251
Other debt securities	-	-	712	288	712	288
Total	$6,404	$57	$5,065	$484	$11,469	$541
December 31, 2007
Available For Sale
U.S. Government agencies and corporations	$825	$1	$4,652	$59	$5,477	$60
Mortgage-backed securities	2,035	15	5,289	24	7,324	39
State, county and municipal	4,710	290	-	-	4,710	290
Other debt securities	16,745	436	-	-	16,745	436
Total	$24,315	$742	$9,941	$83	$34,256	$825
Held to Maturity
U.S. Government agencies and corporations	$-	$-	$9,963	$72	$9,963	$72
Mortgage-backed securities	-	-	2,613	44	2,613	44
State, county and municipal	-	-	9,550	313	9,550	313
Other debt securities	-	-	886	114	886	114
Total	$-	$-	$23,012	$543	$23,012	$543

Investment securities with an aggregate fair value of $9.6 million have had continuous unrealized losses of $5.6 million for more than twelve months as of December 31, 2008. These securities include U.S. Government, government agency and state, county and municipal securities, and equity securities. The unrealized losses relate to fixed-rate debt securities that have incurred fair value reductions due to higher market interest rates and for certain securities, increased credit risk since the respective purchase date. The unrealized losses are not likely to reverse unless and until market interest rates and credit risk decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and the Company has the intent and ability to hold until recovery, none of the securities are deemed to be other than temporarily impaired.

Unrealized losses for all investment securities are reviewed to determine whether the losses are “other-than-temporary.” Investment securities are evaluated on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary. In conducting this assessment, the Company evaluates a number of factors including, but not limited to:

•	How much fair value has declined below amortized cost;
•	How long the decline in fair value has existed;
•	The financial condition of the issuer;
•	Contractual or estimated cash flows of the security;
•	Underlying supporting collateral;
•	Past events, current conditions, forecasts;

•	Significant rating agency changes on the issuer; and
•	The Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

The Company analyzed its securities portfolio at December 31, 2008, paying particular attention to its trust preferred obligations, corporate bonds and municipal bonds. After considering ratings, fair value, cash flows and other factors, the Company does not believe securities to be other-than-temporarily impaired.

Note 5 – Loans

Major classifications of loans at December 31, are as follows:

(dollars in thousands)	2008	2007

Loans held for sale	$36,138	$17,586

Loans held for investment:
Commercial and agricultural	184,909	182,713
Real estate - construction	453,668	373,401
Real estate - mortgage:
1-4 family residential	369,948	331,194
Commercial and other	540,192	522,737
Consumer	36,478	36,071
Gross loans held for investment	1,585,195	1,446,116
Less: allowance for loan losses	34,720	17,381
Loans held for investment, net of allowance	$1,550,475	$1,428,735

Loans as presented are reduced by net deferred loan fees of $2.4 million and $2.9 million at December 31, 2008 and 2007, respectively.  Accruing loans past due 90 days or more amounted to $0.9 million at December 31, 2008 and $2.7 million at December 31, 2007.  Nonaccrual loans amounted to $95.2 million at December 31, 2008 and $16.0 million at December 31, 2007.  Interest income that would have been recorded on nonaccrual loans for the years ended December 31, 2008, 2007 and 2006, had they performed in accordance with their original terms, amounted to approximately $6.0 million, $2.2 million and $1.2 million, respectively.  Interest income on all such loans included in the results of operations amounted to approximately $4.4 million in 2008, $0.8 million in 2007 and $0.6 million in 2006. Interest income on nonperforming loans is recorded when cash is actually received.

At December 31, 2008, the Company had impaired loans which totaled $116.1 million.  Of the $116.1 million, $94.8 million had an allowance for loan losses of $15.4 million and $21.3 million had no specifically allocated allowance for loan losses.  At December 31, 2007, the Company had impaired loans which totaled $15.6 million.  Of the $15.6 million, $4.9 million had an allowance for loan losses of $1.4 million and $10.7 million had no specifically allocated allowance for loan losses.  At December 31, 2006, the Company had impaired loans which totaled $9.3 million.  Of the $9.3 million, $1.6 million had an allowance for loan losses of $0.4 million and $7.7 million had no specifically allocated allowance for loan losses.  The average carrying value of impaired loans was $38.1 million in 2008 and $12.5 million in 2007.  Interest income recognized on impaired loans, exclusive of nonaccrual loans, amounted to approximately $1.3 million in 2008, $0.3 million in 2007, and $0.1 million in 2006.

Loans with outstanding balances of $6.9 million in 2008 and $3.7 million in 2007 were transferred from loans to other real estate acquired through foreclosure.  Other real estate acquired through loan foreclosures amounted to $6.5 million at December 31, 2008 and $2.9 million at December 31, 2007 and is included in other assets on the consolidated balance sheet.

Loans held for investment are primarily made in the region of North Carolina that includes Alamance, Alexander, Ashe, Catawba, Chatham, Gaston, Guilford, Iredell, Mecklenburg, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes counties.  The real estate loan portfolio can be affected by the condition of the local real estate markets.

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

(dollars in thousands)	2008	2007
Balance at beginning of year	$12,924	$12,488
Advances during year	23,551	27,214
Repayments during year	(26,173)	(26,778)
Balance at end of year	$10,302	$12,924

Note 6 – Allowance for loan losses

Changes in the allowance for loan losses for the years ended December 31 were as follows:

(dollars in thousands)	2008	2007	2006
Balance at beginning of year	$17,381	$15,943	$9,945
Provision for losses charged to operations	27,759	5,514	2,526
Loans charged off	(12,425)	(5,493)	(4,630)
Recoveries on loans previously charged off	2,005	1,719	2,745
Acquired in purchase transactions	-	-	6,038
Allowance adjustment for loans sold	-	(302)	(4)
Adjustment for reserve for unfunded commitments	-	-	(677)
Balance at end of year	$34,720	$17,381	$15,943

Note 7 – Premises and equipment

Premises and equipment at December 31 is summarized as follows:

(dollars in thousands)	2008	2007
Land	$11,410	$12,020
Building and improvements	38,567	31,206
Furniture and equipment	29,781	23,803
Leasehold improvements	1,848	1,627
Subtotal	81,606	68,656
Less: accumulated depreciation and amortization	30,659	22,042
Balance at end of year	$50,947	$46,614

Note 8 – Income taxes

The components of income tax expense for the years ended December 31 are as follows:

(dollars in thousands)	2008	2007	2006
Current:
Federal	$1,695	$4,873	$4,618
State	243	790	922
Total current taxes	1,938	5,663	5,540

Deferred
Federal	(4,160)	476	1,430
State	(896)	147	305
Total deferred taxes	(5,056)	623	1,735
Total income taxes	$(3,118)	$6,286	$7,275

A reconciliation of income tax expense computed at the statutory Federal income tax rate to actual income tax expense is presented in the following table:

(dollars in thousands)	2008	2007	2006
Amount of tax computed using Federal statutory tax rate of 35% in 2008, 2007 and 2006	$(22,024)	$6,527	$6,812
Increases (decreases) resulting from effects of:
Non-taxable income	(740)	(746)	(1,099)
State income taxes, net of federal benefit	(425)	609	798
Goodwill impairment	20,230	-	-
Other	(159)	(104)	764
Total	$(3,118)	$6,286	$7,275

The components of deferred tax assets and liabilities and the tax effect of each are as follows:

(dollars in thousands)	2008	2007
Deferred tax assets:
Allowance for loan losses	$13,981	$7,012
Compensation and benefit plans	2,144	2,013
Fair value basis of loans	1,077	1,798
Contract termination costs	-	-
Pension and other post-retirement benefits	1,836	194
Interest rate swap	155	-
Net unrealized securities gains	430	-
Other	237	303
Total deferred tax assets	19,860	11,320
Deferred tax liabilities:
Core deposit intangible	2,275	2,592
Mortgage servicing rights	1,596	1,145
Depreciable basis of premises and equipment	1,561	1,195
Net deferred loan fees and costs	636	420
Net unrealized securities gains	-	358
SAB 109 valuation	487	-
Other	708	631
Total deferred tax liabilities	7,263	6,341
Net deferred tax assets	$12,597	$4,979

  Changes in net deferred tax asset were as follows:

(dollars in thousands)	2008	2007
Balance at beginning of year	$4,979	$6,399
Purchase accounting acquisition:
Integrity Financial Corporation	-	-
Income tax effect from change in unrealized losses (gains) on available-for-sale securities	788	(130)
Adoption of SFAS No. 158	1,642	(401)
Deferred income tax benefit (expense) on continuing operations	5,188	(889)
Balance at end of year	$12,597	$4,979

Under accounting principles generally accepted in the United States of America, the Company is not required to provide a deferred tax liability for the tax effect of additions to the tax bad debt reserve through 1987, the base year.  Retained earnings at December 31, 2008 include approximately $2.7 million for which no provision for federal income tax has been made.  These amounts represent allocations of income to bad debt deductions for tax purposes only.  Reductions of such amounts for purposes other than bad debt losses could create income for tax purposes in certain remote instances, which would then be subject to the then current corporate income tax rate.

The Company has adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48").  There was no material impact from the adoption of FIN 48.  It is the Company's policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes.  There were no interest or penalties accrued during the year.  The Company's federal and state income tax returns are subject to examination for the years 2005, 2006 and 2007.

Note 9 – Time Deposits

The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $408 million and $375 million in 2008 and 2007, respectively.  The accompanying table presents the scheduled maturities of time deposits at December 31, 2008.

(dollars in thousands)
Year ending December 31,
2009	$744,304
2010	110,605
2011	24,597
2012	3,352
2013	1,478
Thereafter	498
Total time deposits	$884,834

Interest expense on time deposits of $100,000 or more amounted to $15.5 million in 2008, $18.0 million in 2007 and $14.1 million in 2006.

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

Information concerning retail repurchase agreements and federal funds purchased is as follows:

	2008		2007		2006
(dollars in thousands)	Retail Repurchase Agreements	Federal Funds Purchased	Retail Repurchase Agreements	Federal Funds Purchased	Retail Repurchase Agreements	Federal Funds Purchased
Balance at December 31	$18,145	$37,000	$29,133	$13,500	$23,161	$-
Average balance during the year	29,954	21,310	28,783	3,102	21,134	696
Maximum monthend balance	35,815	62,400	33,354	13,500	27,786	2,000
Weighted average interest rate:
At December 31	0.63%	0.47%	4.20%	4.25%	4.67%	-%
During the year	2.36	2.09	4.58	5.22	4.37	5.71

Federal Home Loan Bank (FHLB) Advances

The Bank had a $325.1 million line of credit with the FHLB at December 31, 2008, secured by blanket collateral agreements on qualifying mortgage loans and, as required, by other qualifying collateral.  At December 31, 2008, FHLB advances under these lines amounted to $238.9 million and were at interest rates ranging from 0.46% to 6.15%.  At December 31, 2007, FHLB advances amounted to $131.8 million and were at interest rates ranging from 2.97% to 6.15%.

At December 31, 2008, the scheduled maturities of FHLB advances, certain of which are callable at the option of the FHLB before scheduled maturity, are as follows:

(dollars in thousands)
Year ending December 31,
2009	$81,430
2010	9,000
2011	20,000
2012	25,000
2013	20,000
2014 and thereafter	83,480
Total FHLB advances	$238,910

Junior Subordinated Deferrable Interest Debentures

FNB United has Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debentures”) outstanding.  Two issues of Junior Subordinated Debentures resulted from funds invested from the sale of trust preferred securities by FNB United Statutory Trust I (“FNB Trust I”) and by FNB United Statutory Trust II (“FNB Trust II”), which are owned by FNB United.  Two additional issues of Junior Subordinated Debentures were acquired on April 28, 2006 as a result of the merger with Integrity Financial Corporation.  These acquired issues resulted from funds invested from the sale of trust preferred securities by Catawba Valley Capital Trust I (“Catawba Trust I”) and by Catawba Valley Capital Trust II (“Catawba Trust II”), which were owned by Integrity and acquired by FNB United in the merger.  FNB United initiated the redemption of the securities issued by Catawba Valley Trust I as of December 30, 2007 and that trust was subsequently dissolved.

FNB United fully and unconditionally guarantees the preferred securities issued by each trust through the combined operation of the debentures and other related documents.  Obligations under these guarantees are unsecured and subordinate to senior and subordinated indebtedness of the Company.  The preferred securities qualify as Tier 1 and Tier 2 capital for regulatory capital purposes.

Information concerning the Junior Subordinated Debentures at December 31, 2008 and 2007 is as follows:

		Commencement
Stated		of Early	Principal Amount
Maturity		Redemption	(in thousands)
Issuer	Date	Period	12/31/08	12/31/07	Interest Rate
FNB Trust I	12/15/35	12/15/10	$20,619	$20,619	3 month LIBOR + 1.37% - 3.37% at 12/31/08
FNB Trust II	06/30/36	06/30/11	30,928	30,928	3 month LIBOR + 1.32% - 2.79% at 12/31/08
Catawba Trust II	12/30/32	12/30/07	5,155	5,155	3 month LIBOR + 3.35% - 5.53% at 12/31/08
Total Junior Subordinated Debentures			$56,702	$56,702

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

The following table sets forth the plan’s change in benefit obligation, plan assets and the funded status of the pension plan, using a December 31 measurement date, and amounts recognized in the consolidated statements as of December 31:

(dollars in thousands)	2008	2007
Change in Benefit Obligation
Benefit obligation at beginning of year	$10,421	$10,947
Service cost	213	267
Interest cost	665	627
Net actuarial (gain) loss	61	(993)
Benefits paid	(492)	(427)
Curtailment	-	-
Benefit obligation at end of year	$10,868	$10,421
Change in Plan Assets
Fair value of plan assets at beginning of year	$10,681	$10,637
Actual return on plan assets	(3,021)	422
Benefits paid	(492)	(427)
Other	-	49
Fair value of plan assets at December 31	$7,168	$10,681
Funded Status at End of Year	$(3,700)	$260
Amounts Recognized in the Consolidated Balance Sheets
Other Assets	$-	$260
Other Liabilities	(3,700)	-
Total (assets) liabilities recognized in consolidated balance sheets	$(3,700)	$260
Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss	$5,096	$1,187
Prior service credit	5	8
Net amount recognized	$5,101	$1,195
Weighted-Average Allocation of Plan Assets at End of Year
Equity securities	39%	67%
Debt securities	52%	26%
Cash and cash equivalents	9%	4%
Fixed income funds	-	3%
Total	100%	100%
Weighted-Average Plan Assumptions at End of Year
Discount rate	6.50%	6.50%
Expected long-term rate of return on plan assets	8.00%	9.00%
Rate of increase in compensation levels	5.50%	6.00%

The expected long-term rate of return on plan assets considers the portfolio as a whole and not on the sum of the returns on individual asset categories.  The return is based exclusively on historical returns, without adjustments.

Components of net periodic pension cost (income) and other amounts recognized in other comprehensive income are as follows:

(dollars in thousands)	2008	2007	2006
Net Periodic Pension Cost (Income)
Service cost	$212	$267	$835
Interest cost	665	627	656
Expected return on plan assets	(838)	(944)	(897)
Amortization of prior service cost	4	4	23
Amortization of net actuarial loss	11	26	198
Net periodic pension cost (income)	54	(20)	815
Effect of curtailment	-	-	93
Total pension cost (income)	$54	$(20)	$908

Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income:
Net actuarial (gain)/loss	3,910	(546)
Prior service cost	-	-
Amortization of prior service credit	(4)	(4)
Total recognized in other comprehensive income	3,906	(550)

Total Recognized in Net Periodic Pension Cost (Income)and Other Comprehensive Income	$3,960	$(570)	$908

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next year are approximately $317,000 and $4,000 respectively.

The Company’s investment policies and strategies for the pension plan use a target allocation of 50% to 70% for equity securities and 30% to 50% for debt securities.  The investment goals attempt to maximize returns while remaining within specific risk management policies.  While the risk management policies permit investment in specific debt and equity securities, a significant percentage of total plan assets is maintained in mutual funds, approximately 14% at December 31, 2008, to assist in investment diversification.  Generally the investments are readily marketable and can be sold to fund benefit payment obligations as they become payable.

The Company does not expect to contribute any funds to its pension plan in 2009.

The estimated benefit payments for each year ending December 31 from 2009 through 2013 are as follows:  $512,000 in 2009, $543,000 in 2010, $574,000 in 2011, $594,000 in 2012 and $622,000 in 2013.  The estimated benefit payments to be paid in the aggregate for the five year period from 2014 through 2018 are $3,832,000.  The estimated benefit payments are based on the same assumptions used to measure the benefit obligation at December 31, 2008 and include estimated future employee service.

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

The following table sets forth the plan’s change in benefit obligation, plan assets and the funded status of the SERP plan, using a December 31 measurement date, and amounts recognized in the consolidated statements as of December 31:

(dollars in thousands)	2008	2007
Change in Benefit Obligation
Benefit obligation at beginning of year	$2,269	$2,248
Service cost	257	139
Interest cost	150	132
Amendments to plan	83	-
Net actuarial (gain) loss	(11)	(206)
Benefits paid	(71)	(44)
Benefit obligation at end of year	$2,677	$2,269
Change in Plan Assets
Fair value of plan assets at beginning of year	$-	$-
Actual return on plan assets	-	-
Employer contributions	71	44
Benefits paid	(71)	(44)
Fair value of plan assets at end of year	$-	$-
Funded Status at December 31	$(2,677)	$(2,269)
Amounts Recognized in the Consolidated Balance Sheets
Other Liabilities	$2,677	$2,269
Amounts Recognized in Accumulated Other
Comprehensive Income
Net actuarial loss	$318	$337
Prior service cost	330	325
Net amount recognized	$648	$662
Weighted-Average Plan Assumption at End of Year:
Discount rate	6.50%	6.50%

Components of net periodic SERP cost and other amounts recognized in other comprehensive income are as follows:

(dollars in thousands)	2008	2007	2006
Net Periodic SERP Cost
Service cost	$257	$139	$105
Interest cost	150	132	99
Expected return on plan assets	-	-	-
Amortization of prior service cost	78	70	56
Amortization of net actuarial loss	8	27	38
Net periodic SERP cost	493	368	298
Effect of special termination costs	-	-	174
Total SERP cost	$493	$368	$472

Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income
Net actuarial gain	63	(234)
Prior service cost	-	-
Amortization of prior service credit	(78)	(70)
Total recognized in other comprehensive income	(15)	(304)

Total Recognized in Net Periodic SERP Cost and Other Comprehensive Income	$478	$64	$472
The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic SERP cost over the next year are approximately $5,000 and $48,000 respectively.

The SERP is an unfunded plan.  Consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.

The estimated benefit payments for each year ending December 31 from 2009 through 2013 are as follows:  $71,000 in 2009, $102,000 in 2010, $101,000 in 2011, $121,000 in 2012 and $119,000 in 2013.  The estimated benefit payments to be paid in the aggregate for the five year period from 2014 through 2018 are $1,261,000.  The estimated benefit payments are based on the same assumptions used to measure the benefit obligation at December 31, 2008 and include estimated future employee service.

As a result of the merger with Integrity, the Bank assumed the obligations of a non-qualifying deferred compensation plan for the former president of Integrity.  Under the plan provisions, benefit payments began in 2006 and are payable for 10 years.  During 2008 and 2007, provisions of $2,000 and $34,000, respectively, were expensed for future benefits to be provided under this plan.  The total liability under this plan was $452,000 at December 31, 2008 and is included in other liabilities in the accompanying consolidated balance sheets.  Payments amounting to $57,000 in 2008 and $49,000 in 2007 were made under the provisions of the plan.

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

The following table sets forth the plans change in benefit obligation, plan assets and the funded status of the postretirement plans, using a December 31 measurement date, and amounts recognized in the consolidated statements as of December 31:

(dollars in thousands)	2008	2007
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,139	$1,257
Service cost	23	15
Interest cost	86	68
Net actuarial (gain)loss	225	(158)
Plan participant contributions	55	49
Benefits paid	(93)	(92)
Curtailment	-	-
Benefit obligation at end of year	$1,435	$1,139
Change in Plan Assets
Fair value of plan assets at beginning of year	$-	$-
Actual return on plan assets	-	-
Employer contributions	38	43
Plan participant contributions	55	49
Benefits paid	(93)	(92)
Fair value of plan assets at end of year	$-	$-
Funded Status at December 31	$(1,435)	$(1,139)
Amounts Recognized in the Consolidated Balance Sheets
Other Liabilities	$1,435	$1,139
Amounts Recognized in Accumulated Other
Comprehensive Income
Net actuarial loss	$333	$131
Prior service credit	(38)	(42)
Net amount recognized	$295	$89
Weighted-Average Plan Assumption at End of Year:
Discount rate	6.50%	6.50%

Increasing or decreasing the assumed medical cost trend rate by one percentage point would not have a significant effect on either the postretirement benefit obligation at December 31, 2008 or the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2008.

Components of net postretirement benefit cost and other amounts recognized in other comprehensive income are as follows:

(dollars in thousands)	2008	2007	2006
Net Periodic Postretirement Benefit Cost (Income)
Service cost	$23	$15	$67
Interest cost	86	68	82
Expected return on plan assets	-	-	-
Amortization of prior service cost (credit)	(4)	(4)	(24)
Amortization of transition obligation	-	-	-
Amortization of net actuarial loss	23	8	35
Net periodic postretirement benefit cost	128	87	160
Effect of curtailment	-	-	(212)
Total periodic postretirement benefit cost (income)	$128	$87	$(52)

Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income
Net actuarial (gain)loss	202	(166)
Prior service cost	-	-
Amortization of prior service cost	4	4
Total recognized in other comprehensive income	206	(162)

Total Recognized in Net Periodic Postretirement
Benefit Cost (Income) and Other Comprehensive Income	$334	$(75)	$(52)

The estimated net loss and prior service credit that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost over the next year are approximately $20,000 and $4,000, respectively.

The postretirement medical and life insurance plans are unfunded plans.  Consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.

The estimated benefit payments for each year ending December 31 from 2009 through 2013 are as follows:  $79,000 in 2009, $85,000 in 2010, $97,000 in 2011, $110,000 in 2012 and $116,000 in 2013.  The estimated benefit payments to be paid in the aggregate for the five year period from 2014 through 2018 are $563,000.  The estimated benefit payments are based on the same assumptions used to measure the benefit obligation at December 31, 2008 and include estimated future employee service.

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

	Effect of Adopting SFAS 158
	as of December 31, 2006
(dollars in thousands)	Before Adoption	Adjustments	After Adoption
Other Assets
Prepaid pension cost	$1,435	$(1,435)	$-
Deferred tax asset	-	1,169	1,169
Other Liabilities
Benefit liability	2,288	1,527	3,815
Shareholders' Equity
Accumulated other comprehensive income	-	(1,793)	(1,793)

Matching Retirement/Savings Plan

The Company has a matching retirement/savings plan which permits eligible employees to make contributions to the plan up to a specified percentage of compensation as defined by the plan.  A portion of the employee contributions are matched by the Company based on the plan formula.  Additionally, commencing in 2007, the Company on a discretionary basis may make an annual contribution up to a specified percentage of compensation as defined by the plan to the account of each eligible employee.  The matching and discretionary contributions amounted to $1,161,000 in 2008, $1,749,000 in 2007, and $642,000 in 2006.

Note 12 – Lease commitments

Future obligations at December 31, 2008 for minimum rentals under non-cancelable operating lease commitments, primarily relating to premises, are as follows:

dollars in thousands
Year ending December 31,	2008
2009	$1,424
2010	1,337
2011	1,078
2012	1,073
2013	1,073
Thereafter	11,094
Total lease commitments	$17,079

Net rental expense for all operating leases amounted to $1,530,000, $1,538,000, and $1,149,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company leases a two-story regional and retail office building in Salisbury, North Carolina, which originally had been leased from a company in which a director holds a 50% interest for approximately $296,000 per year.  The building was sold in November 2008, and a new lease was executed with the successor owner.

Note 13 – FNB United Corp. (Parent Company)

The parent company’s principal asset is its investment in its bank subsidiary, CommunityONE Bank.  The principal source of income of the parent company is dividends received from the Bank.

(dollars in thousands)	2008	2007	2006
Condensed balance sheets
Assets:
Cash	$3,712	$3,061
Investment in wholly-owned subsidiary, the Bank	200,024	270,518
Other assets	2,377	1,704
Total assets	$206,113	$275,283
Liabilities and shareholders' equity:
Accrued liabilities	$1,494	$2,325
Borrowed funds	56,702	56,702
Shareholder's equity	147,917	216,256
Shareholders' equity and liabilities	$206,113	$275,283

Condensed statements of income
Dividends from subsidiary	$9,525	$10,900	$5,930
Noninterest income	86	130	100
Interest expense	(2,903)	(4,425)	(3,393)
Noninterest expense	(160)	(321)	(304)
Income before tax benefit	6,548	6,284	2,333
Income tax benefit	(1,049)	(1,616)	(1,259)
Income before equity in undistributed net income of subsidiary	7,597	7,900	3,592
Equity in undistributed net (loss) income of subsidiary	(67,406)	4,463	8,595
Net (loss) income	$(59,809)	$12,363	$12,187

Condensed statements of cash flows
Cash flows from operating activities
Net (loss) income	$(59,809)	$12,363	$12,187
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (income) loss of subsidiary	67,406	(4,463)	(8,595)
Other, net	(1,236)	5,298	(2,290)
Net cash provided by operating activities	6,361	13,198	1,302
Cash flows from investing activities
Net cash paid in merger acquisition of subsidiary company	-	-	(28,897)
Other, net	-	-	53
Net cash (used in) investing activities	-	-	(28,844)
Cash flows from financing activities
(Decrease) increase in borrowed funds	-	(5,000)	30,000
Common stock issued	2	1,302	2,117
Common stock repurchased	-	-	-
Cash dividends paid	(5,712)	(7,035)	(5,392)
Net cash (used in) provided by financing activities	(5,710)	(10,733)	26,725

Increase (decrease) in cash	651	2,465	(817)
Cash at beginning of year	3,061	596	1,413
Cash at end of year	$3,712	$3,061	$596

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the accompanying table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined).  Management believes, as of December 31, 2008, that the Bank meets all capital adequacy requirements to which they are subject.

The Bank is well-capitalized under the prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the accompanying table.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
(dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2008
Total Capital (to Risk Weighted Assets)
Consolidated	$185,312	10.4%	$142,738	≥8.0%	$	N/A
Bank	182,084	10.2	142,513	≥8.0		178,142	≥10.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	123,796	6.9	71,369	≥4.0		N/A
Bank	144,654	8.1	71,257	≥4.0		106,885	≥6.0%
Tier 1 Capital (to Average Assets)
Consolidated	123,796	6.1	81,051	≥4.0		N/A
Bank	144,654	7.2	80,904	≥4.0		101,131	≥5.0%

December 31, 2007
Total Capital (to Risk Weighted Assets)
Consolidated	$172,893	10.4%	$132,614	≥8.0%	$	N/A
Bank	172,061	10.4	132,517	≥8.0		165,646	≥10.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	133,114	8.0	66,307	≥4.0		N/A
Bank	154,098	9.3	66,258	≥4.0		99,388	≥6.0%
Tier 1 Capital (to Average Assets)
Consolidated	133,114	7.5	70,651	≥4.0		N/A
Bank	154,098	8.8	70,451	≥4.0		88,063	≥5.0%

Certain regulatory requirements restrict the lending of funds by the Bank to FNB United and the amount of dividends which can be paid to FNB United.  Beginning 2009, the Bank cannot declare dividends payable to FNB United, without the approval of the Comptroller of the Currency.

The Bank is required to maintain average reserve balances with the Federal Reserve Bank based on a percentage of deposits.  For the reserve maintenance period in effect at December 31, 2008, the average daily reserve requirement was $3,500,000.

Note 15 – Shareholders’ Equity

Earnings per Share (“EPS”)

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

	For the year ended December 31,
	2008	2007	2006
Basic:
Net income available to common shareholders	$(59,809,000)	$12,361,000	$12,187,000
Weighted average shares outstanding	11,407,616	11,321,908	9,619,870
Net income per share, basic	$(5.24)	$1.09	$1.27

Diluted:
Net income available to common shareholders	$(59,809,000)	$12,361,000	$12,187,000
Weighted average shares outstanding	11,407,616	11,321,908	9,619,870
Effect of dilutive equity-based awards	-	14,412	95,715
Weighted average shares outstanding and dilutive potential shares outstanding	11,407,616	11,336,320	9,715,585
Net income per share, diluted	$(5.24)	$1.09	$1.25

For the years 2008, 2007 and 2006, there were 672,554, 444,449 and 297,836 stock options, respectively, related to stock options and restricted stock that were antidilutive since the exercise price exceeded the average market price.  These common stock equivalents were omitted from the calculations of diluted EPS for their respective years.

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

The effect (increase/(decrease)) of the adoption of SFAS No. 123(R) for the year ended December 31, 2006 was as follows (in thousands, except per share data):

Income before income taxes	$(510)
Net income	(483)
Cash flow from operating activities	(279)
Cash flow provided by financing activities	279

Net income per share:
Basic	$(0.05)
Diluted	$(0.05)

As of December 31, 2008, the Company had five share-based compensation plans in effect.  The compensation expense charged against income for those plans in 2008 was $726,845 and the related income tax benefit was $139,720.

The Company adopted stock compensation plans in 1993 and 2003 that allow for the granting of incentive and nonqualified stock options to key employees and directors.  The 2003 stock compensation plan also allows for the granting of restricted stock.  Under terms of both the 1993 and 2003 plans, options are granted at prices equal to the fair market value of the common stock on the date of grant.  Options become exercisable after one year in equal, cumulative installments over a five-year period.  No option shall expire later than ten years from the date of grant.  No further grants can be made under the 1993 stock compensation plan after March 10, 2003.  Based on the stock options outstanding at December 31, 2008, a maximum of 293,955 shares of common stock has been reserved for issuance under the 1993 stock compensation plan.  A maximum of 1,099,734 shares of common stock has been reserved for issuance under the 2003 stock compensation plan.  At December 31 2008, there were 802,534 shares available under the 2003 plan for the granting of additional options or stock awards.

The Company assumed three stock compensation plans in its merger acquisition of Integrity Financial Corporation on April 28, 2006.  Qualified and nonqualified stock options are outstanding under these plans for grants issued from 1997 to 2004 to key employees and directors at a price equal to fair market value on the date of grant.  No additional grants will be made under these plans.  Based on the stock options outstanding at December 31, 2008, a maximum of 71,457 shares of common stock has been reserved for issuance under these stock compensation plans.

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

The weighted-average fair value per share of options granted in 2008, 2007 and 2006 amounted to $1.48, $3.39, and $4.93, respectively.  Fair values were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2008	2007	2006
Risk-free interest rate	3.47%	4.58%	4.73%
Dividend yield	4.16	3.60	3.25
Volatility	24.00	26.00	31.00
Expected life	6 years	6 years	6 years

The following is a summary of stock option activity.

	For the year ended December 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	698,848	$15.59	874,879	$15.59	768,963	$14.72
Granted	1,000	8.78	18,000	15.42	16,000	18.31
Assumed in merger acquisition	-	-	-	-	325,384	9.44
Exercised	(150)	11.75	(135,581)	9.61	(214,502)	9.87
Forfeited/expired	(37,086)	15.63	(58,450)	17.22	(20,966)	15.75
Outstanding at end of year	662,612	16.65	698,848	16.61	874,879	15.59
Options exercisable at end of year	615,703	16.56	579,902	16.11	650,020	14.36
Aggregate intrinsic value at end of year
(in thousands):
Options outstanding	-		161		2,406
Options exercisable	-		161		2,587

At December 31, 2008, information concerning stock options outstanding and exercisable is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractual	Exercise	Number	Exercise
Exercise Prices	Shares	Life (Years)	Price	Exercisable	Price
5.29 - 9.97	43,276	1.40	$9.80	42,776	$9.83
10.00 - 14.20	198,366	2.34	12.57	191,057	12.53
15.00 - 19.82	282,070	4.99	17.96	242,970	17.83
20.00 - 27.00	138,900	4.94	21.95	138,900	21.95

In 2008, there was no intrinsic value of options exercised or grant-date fair value of options vested. In 2007 and 2006, the intrinsic value of options exercised was $785,000, and $1,558,000 respectively. The 2008, 2007, and 2006 grant-date fair value of options vested was $379,703, $474,000 and $482,000, respectively.

The cash proceeds from options exercised in 2008 amounted to $2,000 with no material related tax benefit.

The following is a summary of non-vested restricted stock activity:

	For the year ended December 31,
	2008		2007
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Non-vested at beginning of year	40,216	18.16	53,875	18.30
Granted	6,000	10.68	3,000	16.50
Vested	(12,994)	18.30	(12,325)	18.32
Forfeited/Expired	(2,999)	18.26	(4,334)	18.34
Non-vested at end of year	30,223	16.60	40,216	18.16

The fair value of restricted stock vested in 2008 and 2007 was approximately $238,000 and $226,000, respectively.  There was no vesting of restricted stock in 2006.

As of December 31, 2008, there was $477,561 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Company’s stock benefit plans.  That cost is expected to be recognized over a weighted-average period of 1.2 years.

The Company funds the option shares and restricted stock from authorized but unissued shares.  The Company does not typically purchase shares to fulfill the obligations of the stock benefit plans. Company policy does allow option holders under certain plans to exercise options with seasoned shares.

Note 16 – Off-balance sheet arrangements

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements.  Significant commitments at December 31, 2008 are discussed below.

Commitments by the Bank to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  At December 31, 2008, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $371.7 million.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

The Bank issues standby letters of credit whereby it guarantees the performance of a customer to a third party if a specified triggering event or condition occurs.  The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee.  All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets.  The maximum potential amount of undiscounted future payments related to standby letters of credit was $16.1 million at December 31, 2008 and $22.2 million at December 31, 2007.

Dover originates certain residential mortgage loans with the intention of selling these loans.  Between the time that Dover enters into an interest rate lock or a commitment to originate a residential mortgage loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments.  The Company believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security.  The commitments to originate residential mortgage loans and the forward sales commitments are freestanding derivative instruments.  They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales.  The commitments to originate residential mortgage loans totaled $5.7 million at December 31, 2008, and the related forward sales commitments totaled $5.7 million.  Loans held for sale by Dover totaled $30.4 million at December 31, 2008, and the related forward sales commitments totaled $30.4 million.

The Bank had loans held for sale of $5.7 million at December 31, 2008.  Binding commitments of the Bank for the origination of mortgage loans intended to be held for sale at December 31, 2008 totaled $40.5 million, and the related forward sales commitments also totaled $40.5 million.

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

Note 17 - Fair value of assets and liabilities

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, derivative assets, and mortgage servicing rights are recorded at fair value on a recurring basis. Additionally, from time-to-time, the Company may be required to record at fair value other assets and liabilities on a non-recurring basis, such as loans held for sale, loans held for investment and certain other assets and liabilities. These non-recurring fair value adjustments typically involve application of lower or cost or market accounting or write-downs of individuals assets or liabilities.

Fair Value Hierarchy

Under SFAS 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

Level 1: Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2: Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3: Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investments Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-

backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 may include asset-backed securities in less liquid markets.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans. At December 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loans as nonrecurring Level 3.

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

Mortgage Servicing Rights

Mortgage servicing rights are recorded at fair value on a recurring basis, with changes in fair value recorded as a component of mortgage loan sales.  A valuation model, which utilizes a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate, is used to determine fair value. Loan servicing rights are adjusted to fair value through a valuation allowance as determined by the model. As such, the Company classifies mortgage servicing rights as Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

December 31, 2008

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$205,426	$1,829	$203,597	$-
Mortgage servicing rights	4,043	-	-	4,043
Total assets at fair value	$209,469	$1,829	$203,597	$4,043

Derivative liabilities	(456)	-	(456)	-
Total liabilities at fair value	$(456)	$-	$(456)	$-

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008:

Fair Value Measurements Using Significant
(dollars in thousands)	Unobservable Inputs (Level 3)

MSR's
Beginning balance at January 1, 2008	$2,900
Total gains or losses (realized/unrealized):
Included in earnings	(39)
Included in other comprehensive income	-
Purchases, issuances and settlements	1,182
Transfers in and/or out of Level 3	-
Ending balance at December 31, 2008	$4,043

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

December 31, 2008

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans	$94,782	$-	$-	$94,782
Total assets at fair value	$94,782	$-	$-	$94,782

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

The estimated fair values of financial instruments at December 31 are as follows:

	2008		2007
(dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$29,353	$29,353	$39,117	$39,117
Investment securities:
Available-for-sale	205,426	205,426	147,149	147,149
Held-to-maturity	27,794	27,580	35,650	35,251
Loans held for sale	36,138	36,138	17,586	17,586
Net loans	1,585,195	1,480,270	1,446,116	1,455,590
Accrued interest receivable	7,196	7,196	9,380	9,380
Bank-owned life insurance	29,901	29,901	28,856	28,856
Other earning assets	19,825	19,825	14,660	14,660

Financial Liabilities
Deposits	1,514,747	1,526,719	1,441,042	1,407,975
Retail repurchase agreements	18,145	18,145	29,133	29,133
Federal Home Loan Bank advances	238,910	248,283	131,790	131,714
Federal funds purchased	37,000	37,000	13,500	13,500
Subordinated debt	15,000	14,173	-	-
Trust preferred securities	56,702	35,603	56,702	56,702
Accrued interest payable	4,078	4,078	4,624	4,624

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

Note 18 – Subsequent Events

In February 2009, in connection with the Troubled Asset Relief Program (TARP) Capital Purchase Program, established as part of the Emergency Economic Stabilization Act of 2008, FNB United issued to the U.S. Treasury 51,500 shares of FNB United Corp. Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”) for $51.5 million.  The Preferred Stock will pay cumulative dividends at a rate of 5% for the first five years and thereafter at a rate of 9% per year.  As part of its purchase of the Preferred Stock, the Treasury Department received a warrant to purchase 2,207,143 shares of FNB United’s common stock at an initial per share exercise price of $3.50. Further details and the associated regulatory restrictions are discussed in “Regulation and Supervision”.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

FNB United Corp’s management, with the participation of its Cheif Executive Officer and its Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2008.
Management’s Report on Internal Control over Financial Reporting

Management of FNB United Corp. and Subsidiary (the “Corporation”) is responsible for preparing the Corporation’s annual consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting for the Corporation.  Management has evaluated the effectiveness of the Corporation’s internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C), as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Corporation’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2008, the Corporation did not have adequate staffing and segregation of duties in its Accounting Department. Because of this material weakness, management has concluded that the Corporation did not maintain effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the COSO.

The Corporation’s registered public accounting firm that audited the Corporation’s consolidated financial statements included in this annual report has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting.

Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the FDIC and the appropriate federal banking agency.  Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Corporation complied, in all significant respects, with such laws and during the year ended December 31, 2008.

Changes in Internal Control over Financial Reporting

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its control in response to internal control assessments and internal and external audit and regulatory recommendations. No such control enhancements during the quarter ended December 31, 2008 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information set forth in FNB United’s proxy statement for the Annual Meeting of Shareholders to be held on May 12, 2009 (the “Proxy Statement”) under the headings “Election of Directors,” “Executive Officers,” “Report of the Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Item 11.	Executive Compensation

The information set forth in the Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee on the Compensation Discussion and Analysis” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information set forth in the Proxy Statement under the headings “Voting Securities Outstanding and Principal Shareholders,” “Security Ownership of Management,” and “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information set forth in the Proxy Statement under the headings “Business Relationships and Related Person Transactions” and “Election of Directions” is incorporated herein by reference.

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

3.16	Articles of Amendment to Articles of Incorporation, adopted January 23, 2009, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed January 23, 2009.

3.17	Articles of Amendment to Articles of Incorporation, adopted February 11, 2009, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed February 13, 2009.

3.20	Amended and Restated Bylaws of the Registrant, adopted February 11, 2009, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 8-K Current Report filed February 13, 2009.

4.10
Specimen of Registrant’s Common Stock Certificate, incorporated herein by reference to Exhibit 4 to Amendment No. 1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed April 19, 1985.

4.11
Specimen of Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, Stock Certificate, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report filed February 13, 2009.

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

4.40
Warrant to purchase up to 2,207,143 shares of Common Stock used to the United States Department of the Treasury, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report filed February 13, 2009.

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

10.23*	FNB United Corp. 2003 Stock Incentive Plan, as amended and restated as of December 31, 2008.

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

10.30*	Amended and Restated Employment Agreement dated as of December 31, 2008 among FNB United Corp., CommunityONE Bank, National Association and Michael C. Miller.

10.31*
Carolina Fincorp, Inc. Stock Option Plan (assumed by the Registrant on April 10, 2000), incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-54702).

10.32*	Amended and Restated Employment Agreement dated as of December 31, 2008 between CommunityONE Bank, National Association and R. Larry Campbell.

10.33*
Nonqualified Supplemental Retirement Plan with R. Larry Campbell, incorporated herein by reference to Exhibit 10(c) to the Annual Report on Form 10-KSB of Carolina Fincorp, Inc. for the fiscal year ended June 30, 1997.

10.34*	Amendment to Executive Income Deferred Compensation Agreement dated as of December 31, 2008 between CommunityONE Bank, National Association and R. Larry Campbell.

10.35*	Amended and Restated Change of Control Agreement dated as of December 31, 2008 among FNB United Corp., CommunityONE Bank, National Association, and R. Mark Hensley.

10.36*	Amended and Restated Change of Control Agreement dated as of December 31, 2008 among FNB United Corp., CommunityONE Bank, National Association, and Mark A. Severson.

10.37*	Form of Change of Control Agreement among FNB United Corp., CommunityONE Bank, National Association and certain key officers and employees.

10.38*	Form of Letter Agreement between FNB United Corp. and senior executive officers incorporated herein by reference to the Registrant’s Form 8-K Current Report filed February 13, 2009.

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

10.5
Letter Agreement between the Registrant and the United States Department of the Treasury, dated February 13, 2009, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed February 13, 2009.

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

________________

* Management contract, or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 16, 2009.

FNB United Corp.
(Registrant)

By:	/s/ Michael C. Miller
Michael C. Miller
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 16, 2009.

Signature	Title

/s/ Michael C. Miller	President and Chief Executive Officer
Michael C. Miller	(Principal Executive Officer)

/s/ Mark A. Severson	Executive Vice President and Treasurer
Mark A. Severson	(Principal Financial and Accounting Officer)

/s/ Jacob F. Alexander III	Director
Jacob F. Alexander III

/s/ Larry E. Brooks	Director
Larry E. Brooks

/s/ James M. Campbell, Jr.	Director
James M. Campbell, Jr.

/s/ R. Larry Campbell	Director
R. Larry Campbell

/s/ Darrell L. Frye	Director
Darrell L. Frye

/s/ Hal F. Huffman, Jr.	Director
Hal F. Huffman, Jr.

/s/ Thomas A. Jordan	Director
Thomas A. Jordan

/s/ Lynn S. Lloyd	Director
Lynn S. Lloyd

/s/ Ray H. McKenney, Jr.	Director
Ray H. McKenney, Jr.

/s/ Eugene B. McLaurin, II	Director
Eugene B. McLaurin, II

/s/ R. Reynolds Neely, Jr.	Director
R. Reynolds Neely, Jr.

/s/ J. M. Ramsay III	Director
J. M. Ramsay III

/s/ Suzanne B. Rudy	Director
Suzanne B. Rudy

/s/ Carl G. Yale	Director
Carl G. Yale