Form 10-Q
period 2009-03-31
FNB United Corp.
filed 2009-05-08
CIK 764811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009	Commission File Number 0-13823

FNB UNITED CORP.
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1456589
(State of Incorporation)	(I.R.S. Employer Identification No.)

150 South Fayetteville Street
Asheboro, North Carolina	27203
(Address of principal executive offices)	(Zip Code)

(336) 626-8300
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of May 6, 2009 (the most recent practicable date), the Registrant had outstanding 11,428,003 shares of Common Stock.

PART I.                    FINANCIAL INFORMATION
Item 1.                      Financial Statements

FNB United Corp. and Subsidiary
Consolidated Balance Sheets (unaudited)

(dollars in thousands, except share and per share data)	March 31,	December 31,
	2009	2008
Assets
Cash and due from banks	$28,608	$28,743
Interest-bearing bank balances	5,390	404
Federal funds sold	235	206
Investment securities:
Available for sale, at estimated fair value (amortized cost of
$264,399 in 2009 and $206,072 in 2008)	263,108	205,426
Held to maturity (estimated fair value of $63,777 in 2009 and
$27,580 in 2008)	64,989	27,794
Loans held for sale	48,948	36,138
Loans held for investment	1,583,574	1,585,195
Less: Allowance for loan losses	(38,573)	(34,720)
Net loans held for investment	1,545,001	1,550,475
Premises and equipment, net	50,112	50,947
Goodwill	52,395	52,395
Core deposit premiums	5,564	5,762
Other assets	89,676	86,144
Total Assets	$2,154,026	$2,044,434

Liabilities
Deposits:
Noninterest-bearing demand deposits	$143,146	$150,273
Interest-bearing deposits:
Demand, savings and money market deposits	539,171	479,223
Time deposits of $100,000 or more	399,774	407,539
Other time deposits	524,605	477,712
Total deposits	1,606,696	1,514,747
Retail repurchase agreements	22,572	18,145
Federal Home Loan Bank advances	172,928	238,910
Federal funds purchased	75,000	37,000
Subordinated debt	15,000	15,000
Junior subordinated debentures	56,702	56,702
Other liabilities	12,358	16,013
Total Liabilities	1,961,256	1,896,517

Shareholders' Equity
Preferred stock, $10.00 par value; authorized 200,000 shares,
51,500 shares issued and outstanding at $1,000 stated value	47,697	-
Common stock warrant	3,891	-
Common stock, $2.50 par value; authorized 50,000,000 shares,
issued 11,428,003 shares in 2009 and 11,428,003 shares in 2008	28,570	28,570
Surplus	114,909	114,772
Retained earnings	2,420	8,904
Accumulated other comprehensive loss	(4,717)	(4,329)
Total Shareholders' Equity	192,770	147,917
Total Liabilities and Shareholders' Equity	$2,154,026	$2,044,434

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary
Consolidated Statements of Income (unaudited)

(dollars in thousands, except share and per share data)	Three Months Ended March 31,
	2009	2008
Interest Income
Interest and fees on loans	$21,599	$27,537
Interest and dividends on investment securities:
Taxable income	3,067	1,893
Non-taxable income	600	527
Other interest income	80	253
Total interest income	25,346	30,210
Interest Expense
Deposits	8,874	11,806
Retail repurchase agreements	33	249
Federal Home Loan Bank advances	1,598	1,692
Federal funds purchased	17	124
Other borrowed funds	692	909
Total interest expense	11,214	14,780
Net Interest Income before Provision for Loan Losses	14,132	15,430
Provision for loan losses	14,059	1,514
Net Interest Income after Provision for Loan Losses	73	13,916
Noninterest Income
Service charges on deposit accounts	2,074	2,084
Mortgage loan sales	2,159	1,314
Cardholder and merchant services income	622	496
Trust and investment services	341	463
Bank owned life insurance	228	249
Other service charges, commissions and fees	285	232
Securities (losses)/gains, net	(6)	-
Other income	179	189
Total noninterest income	5,882	5,027
Noninterest Expense
Personnel expense	8,167	8,884
Net occupancy expense	1,522	1,305
Furniture and equipment expense	886	1,145
Data processing services	856	536
Professional fees	760	423
Stationery, printing and supplies	191	299
Advertising and marketing	573	404
Other expense	2,891	2,542
Total noninterest expense	15,846	15,538
(Loss)/income before income taxes	(9,891)	3,405
Income taxes (benefit)/expense	(4,124)	1,082
Net (Loss)/Income	(5,767)	2,323
Preferred stock dividends	(431)	-
Net (Loss)/Income to Common Shareholders	$(6,198)	$2,323

Net (loss)/income per common share:
Basic	$(0.54)	$0.20
Diluted	$(0.54)	$0.20

Weighted average number of common shares outstanding:
Basic	11,410,063	11,404,930
Diluted	11,410,063	11,404,930

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited)

For the Three Months Ended March 31, 2009 and 2008

								Accumulated
(in thousands, except share and per share data)					Common			Other
	Preferred Stock		Common Stock		Stock		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Warrant	Surplus	Earnings	(Loss) Income	Total
Balance, December 31, 2007	-	$-	11,426,902	$28,567	$-	$114,119	$74,199	$(629)	$216,256
Cumulative effect of a change in accounting
principle - adoption of EITF 06-4	-	-	-	-	-	-	(357)	-	(357)
Comprehensive income:
Net income	-	-	-	-	-	-	2,323	-	2,323
Other comprehensive income, net of taxes:
Change in unrealized gains (losses) on securities,
net of tax	-	-	-	-	-	-	-	449	449
Pension and post-retirement liability, net of tax	-	-	-	-	-	-	-	14	14
Total comprehensive income									2,786
Cash dividends declared, $.15 per share	-	-	-	-	-	-	(1,713)	-	(1,713)
Stock options:
Proceeds from options exercised	-	-	150	1	-	1	-	-	2
Compensation expense recognized	-	-	-	-	-	111	-	-	111
Restricted stock:
Shares issued/terminated, subject to restriction	-	-	(2,000)	(5)	-	5	-	-	-
Compensation expense recognized	-	-	-	-	-	57	-	-	57
Balance, March 31, 2008	-	$-	11,425,052	$28,563	$-	$114,293	$74,452	$(166)	$217,142

Balance, December 31, 2008	-	$-	11,428,003	$28,570	$-	$114,772	$8,904	$(4,329)	$147,917
Comprehensive income (loss):
Net loss	-	-	-	-	-	-	(5,767)	-	(5,767)
Other comprehensive income, net of taxes:
Unrealized holding (losses) arising during
the period on securities available-for-sale,
net of tax	-	-	-	-	-	-	-	(390)	(390)
Interest rate swap, net of tax	-	-	-	-	-	-	-	2	2
Total comprehensive loss									(6,155)
Issuance of preferred stock	51,500	47,609	-	-	3,891	-	-	-	51,500
Accretion of discount on preferred stock	-	88	-	-	-	-	(88)	-	-
Cash dividends declared on common stock,
$0.025 per share	-	-	-	-	-	-	(286)	-	(286)
Cash dividends declared on Series A preferred stock,
$12.50 per share	-	-	-	-	-	-	(343)	-	(343)
Stock options:
Compensation expense recognized	-	-	-	-	-	58	-	-	58
Restricted stock:
Compensation expense recognized	-	-	-	-	-	79	-	-	79
Balance, March 31, 2009	51,500	$47,697	11,428,003	$28,570	$3,891	$114,909	$2,420	$(4,717)	$192,770

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)	Three Months Ended March 31,
	2009	2008
Operating Activities
Net (loss)/income	$(5,767)	$2,323
Adjustments to reconcile net income/(loss) to cash provided by operatings activities:
Depreciation and amortization of premises and equipment	909	871
Provision for loan losses	14,059	1,514
Deferred income taxes	64	(13)
Deferred loan fees and costs, net	(631)	931
Premium amortization and discount accretion of investment securities, net	(163)	(107)
Amortization of core deposit premiums	198	202
Stock compensation expense	137	168
Income from bank owned life insurance	(228)	(249)
Mortgage loans held for sale:
Origination of mortgage loans held for sale	(83,543)	(71,238)
Proceeds from sale of mortgage loans held for sale	72,402	74,626
Gain on mortgage loan sales	(2,159)	(1,423)
Mortgage servicing rights capitalized	(478)	(399)
Mortgage servicing rights amortization and impairment	1,086	324
Changes in assets and liabilities:
(Increase)/decrease in interest receivable	(738)	610
(Increase) in other assets	(694)	(291)
(Decrease)/increase in accrued interest and other liabilities	(2,680)	1,276
Net cash (used in) provided by operating activities	(8,226)	9,125
Investing Activities
Available-for-sale securities:
Proceeds from maturities and calls	18,080	17,126
Purchases	(76,418)	(58,047)
Held-to-maturity securities:
Proceeds from maturities and calls	1,812	7,602
Purchases	(38,833)	-
Net increase in loans held for investment	(9,929)	(98,081)
Purchases of premises and equipment	(232)	(2,327)
Purchases of SBIC investments	(100)	-
Net cash (used in) investing activities	(105,620)	(133,727)
Financing Activities
Net increase in deposits	91,949	44,607
Increase in retail repurchase agreements	4,427	6,682
(Decrease)/increase in Federal Home Loan Bank advances	(66,008)	60,493
Increase in federal funds purchased	38,000	14,500
Proceeds from exercise of stock options	-	2
Proceeds from issuance of Series A preferred stock and common stock warrant	51,500	-
Cash dividends paid on common stock	(1,142)	(1,714)
Net cash provided by financing activities	118,726	124,570
Net Increase/(Decrease) in Cash and Cash Equivalents	4,880	(32)
Cash and Cash Equivalents at Beginning of Period	29,353	39,117
Cash and Cash Equivalents at End of Period	$34,233	$39,085

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$11,370	$14,897
Income taxes, net of refunds	-	254
Noncash transactions:
Foreclosed loans transferred to other real estate	2,431	1,923
Unrealized securities (losses) gains, net of income taxes (benefit)/expense	(390)	449
Application of SFAS No. 158 to employee benefit plan costs, net of income taxes	-	14
Interest rate swap	2	-

 See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary
Notes to Consolidated Financial Statements

1.	Basis of Presentation

Nature of Operations

FNB United Corp. (“FNB United”), formerly known as FNB Corp., is a bank holding company incorporated under the laws of the State of North Carolina in 1984. On July 2, 1985, through an exchange of stock, FNB United acquired a wholly owned subsidiary, CommunityONE Bank, National Association (the “Bank”), a national banking association founded in 1907 and formerly known as First National Bank and Trust Company. The Bank has two operating subsidiaries, Dover Mortgage Company (“Dover”) and First National Investor Services, Inc. It also has an inactive subsidiary, Premier Investment Services, Inc., acquired through its merger with Alamance Bank. Through the Bank, FNB United offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers. The Bank has offices in Alamance, Alexander, Ashe, Catawba, Chatham, Gaston, Guilford, Iredell, Mecklenburg, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes counties in North Carolina. Dover has a retail origination network based in Charlotte with wholesale operations in North Carolina, South Carolina, Georgia, Tennessee, Virginia and Maine.

General

The accompanying consolidated financial statements, prepared without audit, include the accounts of FNB United and its subsidiary (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. Certain reclassifications have been made to the prior period consolidated financial statements to place them on a comparable basis with the current period consolidated financial statements. These reclassifications have no effect on net income or shareholders’ equity as previously reported.

Descriptions of the organization and business of FNB United, accounting policies followed by the Company and other relevant information are contained in the Company’s 2008 Annual Report on Form 10-K, including in the notes to the Consolidated Financial Statements filed as part of that report. This quarterly report should be read in conjunction with that Annual Report.

2.	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include the balance sheet captions:  cash and due from banks, interest-bearing bank balances and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

3.	Earnings Per Share

Basic net income per share, or basic earnings per share (“EPS”), is computed by dividing net income/ (loss) to common shareholders by the weighted average number of common shares outstanding for the period. In 2009, the Company accrued dividends of approximately $343,000 on Series A preferred stock, which combined with the $88,000 accretion of the discount on the preferred stock, increased the net loss per common share by $431,000. Diluted EPS reflects the potential dilution that could occur if the Company’s potential common stock, which consists of dilutive stock options and a common stock warrant, were exercised. As required for entities with complex capital structures, a dual presentation of basic and diluted EPS is included on the face of the income statement, and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is provided in a footnote.

	Three Months Ended
	March 31,
	2009	2008
Basic EPS denominator - weighted average number
of common shares outstanding	11,410,063	11,404,930
Dilutive share effect arising from potential common
share issuances	-	-
Diluted EPS denominator	11,410,063	11,404,930

Due to a net loss for the three months ended March 31, 2009, all stock options and the common stock warrant were considered anti-dilutive and thus are not included in this calculation. Additionally, for the three months ended March 31, 2009 and 2008 there were 1,772,392 and 666,036 shares, respectively, related to stock options and the common stock warrant that were anti-dilutive because the exercise price exceeded the average market price for the period and were omitted from the calculation of diluted earnings per share for their respective periods.

4.	Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

(dollars in thousands)	Three Months Ended
	March 31,
	2009	2008
Balance, beginning of year	$34,720	$17,381
Provision charged to operations	14,059	1,514
Net charge-offs:
Charge-offs	(10,812)	(1,046)
Recoveries	606	366
Net charge-offs	(10,206)	(680)
Balance, end of period	$38,573	$18,215

Annualized net charge-offs during the
period to average loans	2.58%	0.18%
Annualized net charge-offs during the
period to allowance for loan losses	105.84%	14.93%
Allowance for loan losses to loans held
for investment	2.44%	1.18%

5.	Postretirement Employee Benefit Plans

The accompanying table details the components of the net periodic costs of the Company’s postretirement benefit plans as recognized in the Company’s Consolidated Statements of Income:

(dollars in thousands)	Three Months Ended
	March 31,
	2009	2008
Pension Plan
Service cost	$53	$66
Interest cost	172	165
Expected return on plan assets	(136)	(235)
Amortization of prior service cost	1	1
Amortization of net actuarial loss	83	2
Net periodic pension cost (income)	$173	$(1)

Supplemental Executive Retirement Plan
Service cost	$63	$34
Interest cost	42	36
Expected return on plan assets	-	-
Amortization of prior service cost	12	17
Amortization of net actuarial loss	-	2
Net periodic SERP cost	$117	$89

Other Postretirement Defined Benefit Plans
Service cost	$5	$4
Interest cost	22	18
Expected return on plan assets	-	-
Amortization of prior service cost (credit)	(1)	(1)
Amortization of net actuarial loss (gain)	5	-
Net periodic postretirement benefit cost	$31	$21

The Company expects to contribute $680,000 to its pension plan in 2009. The other postretirement benefit plans are unfunded plans; and consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.

6.	Recent Accounting Pronouncements

In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted the provisions of SFAS 157 for financial assets and liabilities effective January 1, 2008 and for nonfinancial assets and nonfinancial liabilities effective January 1, 2009. Refer to Note 9 for additional disclosures.

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

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This statement  improves the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way - as equity in the Consolidated Financial Statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of the provisions of SFAS No. 160 had no effect on financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133.” SFAS No. 161 requires that an entity provide enhanced disclosures related to derivative and hedging activities. SFAS No. 161 is effective January 1, 2009 and has been adopted by the Company. See Note 8 for additional disclosures.

In April 2009, the FASB issued FASB Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP FAS 115-2 and 124-2”). FSP FAS 115-2 and 124-2 creates a new model for evaluating other-than-temporary impairment on debt securities. If an entity intends to sell a debt security, or cannot assert it is more likely than not that it will not have to sell the security before recovery, OTTI must be taken. If the entity does not intend to sell the debt security before recovery, but the entity does not expect to recover the entire amortized cost basis, then OTTI must be taken, but the amount of impairment is to be bifurcated between impairment due to credit (which is recorded through earnings) and noncredit impairment (which becomes a component of other comprehensive income (“OCI”) for both available-for-sale (“AFS”) and held-to-maturity securities (“HTM”)). For HTM securities, the amount in OCI will be amortized prospectively over the security’s remaining life. Upon adoption, a cumulative effect adjustment must be made to opening retained earnings in the period adopted that reclassifies the noncredit portion of previously taken OTTI from retained earnings to accumulated OCI. This FSP also requires that annual disclosures required by SFAS 115 be presented in interim financial statements, and new disclosures are also required. FSP FAS 115-2 and 124-2 is effective for periods ending after June 15, 2009, with earlier adoption permitted. The Company has assessed the impact of adoption of FSP FAS 115-2 and 124-2 and does not expect a material effect on its financial position and results of operations.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires company’s to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually. Since FSP FAS 107-1 and APB 28-1 addresses financial statement disclosure only, its adoption, effective June 30, 2009 will not impact the Company’s consolidated financial position of results of operations.

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

Comprehensive income is defined as the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources and, accordingly, includes both net income and amounts referred to as other comprehensive income. The items of other comprehensive income are included in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income.  The accumulated balance of other comprehensive income is included in the shareholders’ equity section of the consolidated balance sheet. The Company’s components of accumulated other comprehensive income at March 31, 2009 include unrealized gains/(losses) on investment securities classified as available-for-sale and the changes in the value of the interest rate swap on one issue of trust preferred securities.

For the three months ended March 31, 2009 and 2008, total other comprehensive (loss)/income was $(0.4) million and $0.5 million, respectively. The deferred income tax benefit/(liability) related to the components of other comprehensive income amounted to $0.3 million and $(0.3) million respectively.

8.	Derivative Financial Instruments

The Company is exposed to interest rate risk relating to its ongoing business operations. In connection with its asset / liability management objectives, the Company has entered into interest rate swaps.

The Company adopted SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” at the beginning of the first quarter of 2009, and has included here the expanded disclosures required by that statement.

In connection with its asset / liability management objectives, the Company in 2004 entered into an interest rate swap on a $7 million Federal Home Loan Bank (“FHLB”) advance that converts the fixed rate cash flow exposure on the FHLB advance to a variable rate cash flow. As structured, the pay-variable, receive-fixed swap is evaluated as being a fair value hedge with no ineffectiveness; and, consequently, the difference in cash flows in each period between the variable rate interest payments that the Company makes and the fixed rate interest payments received is currently reported in earnings. This interest rate swap matured on January 26, 2009.

On March 14, 2008, FNB United entered into an interest rate swap to convert the floating rate cash flows on a $20 million trust preferred security to a fixed rate cash flow. As structured, the pay-fixed, receive-floating swap is evaluated, using the long-haul method, as being a cash flow hedge in which the ineffectiveness would be determined by any difference in valuation.  Consequently, the difference in cash flows in each period between the fixed rate interest payments that the Company makes and the variable interest payments received is currently reported in earnings, while gains and losses on the value of the swap instrument are recorded in shareholders’ equity.

Mortgage banking derivatives used in the ordinary course of business consist of mandatory forward sales contracts (“forward contracts”) and rate lock loan commitments. The fair value of the Company’s derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants.

The table below provides data about the carrying values of derivative instruments:

	March 31, 2009			December 31, 2008
	Assets	(Liabilities)		Assets	(Liabilities)
(dollars in thousands)			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
Derivatives designated as
hedging instruments:
Interest rate contracts (1)	$-	$(459)	$(459)	$-	$(457)	$(457)
Derivatives not designated as
hedging instruments:
Mortgage loan forward sales commitments (1)	$-	$(139)	$(139)	$-	$-	$-
Mortgage loan rate lock commitments (2)	266	-	266	-	-	-

(1) Included in "Other liabilities" on the Company's consolidated balance sheets.
(2) Included in "Other assets" on the Company's consolidated balance sheets.

The table below provides data about the amount of gains and losses related to derivative instruments designated as hedges included in the “Accumulated other comprehensive income/(loss)” section of “Shareholders’ equity” on the Company’s Consolidated Balance Sheets, and in “Other income, net” in the Company’s Consolidated Statements of Income:

	Gain or (Loss), Net of Tax		Gain or (Loss) in Income
	Recognized in Accumulated Other		(Ineffective Portion and Amount
(dollars in thousands)	Comprehensive Loss (Effective Portion)		Excluded from Effectiveness Testing)
	As of	As of	Three months ended	Three months ended
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Derivatives designated as
hedging instruments:
Interest rate contracts	$(299)	$(301)	$-	$-

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Gain or (Loss) During
(dollars in thousands)	Three Months Ended
	March 31,	December 31,
	2009	2008
Derivatives not designated as hedging instruments:
Mortgage loan forward sales commitments (1)	$(212)	$-
Mortgage loan rate lock commitments (2)	266	-
Total	$54	$-

(1) Recognized in "Other expense" in the Company's consolidated statements of income.
(2) Recognized in "Mortgage loan sales" in the Company's consolidated statements of income.

9.	Fair Values of Assets and Liabilities

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, derivative assets, and mortgage servicing rights are recorded at fair value on a recurring basis. Additionally, from time-to-time, the Company may be required to record at fair value other assets and liabilities on a non-recurring basis, such as loans held for sale, loans held for investment and certain other assets and liabilities. These non-recurring fair value adjustments typically involve application of lower or cost or market accounting or write-downs of individual assets or liabilities.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans. At March 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loans as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table presents the recorded amount of assets and liabilities measured at fair value on a recurring basis:

March 31, 2009

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$263,108	$1,377	$261,117	$614
Derivative assets	266	-	266	-
Mortgage servicing rights	3,436	-	-	3,436
Total assets at fair value	$266,810	$1,377	$261,383	$4,050

Derivative liabilities	(598)	-	(598)	-
Total liabilities at fair value	$(598)	$-	$(598)	$-

December 31, 2008

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$205,426	$1,829	$203,597	$-
Mortgage servicing rights	4,043	-	-	4,043
Total assets at fair value	$209,469	$1,829	$203,597	$4,043

Derivative liabilities	(456)	-	(456)	-
Total liabilities at fair value	$(456)	$-	$(456)	$-

The following are reconciliations of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods ended March 31, 2009 and 2008:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
(dollars in thousands)	Investment
	Securities	Mortgage
	Available-	Servicing	Derivative
	for-Sale	Rights	Assets	Total
Beginning balance at December 31, 2008	$-	$4,043	$-	$4,043
Total gains or losses (realized/unrealized):
Included in earnings	-	(1,085)	-	(1,085)
Included in other comprehensive income	-	-	-	-
Purchases, issuances and settlements	-	478	-	478
Transfers in and/or out of Level 3	614	-	-	614
Ending balance at March 31, 2009	$614	$3,436	$-	$4,050

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
(dollars in thousands)	Investment
	Securities	Mortgage
	Available-	Servicing	Derivative
	for-Sale	Rights	Assets	Total
Beginning balance at December 31, 2007	$-	$-	$-	$-
Total gains or losses (realized/unrealized):
Included in earnings	-	-	-	-
Included in other comprehensive income	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or out of Level 3	4,265	-	500	4,765
Ending balance at March 31, 2008	$4,265	$-	$500	$4,765

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the following tables:

March 31, 2009

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans	$79,707	$-	$-	$79,707
Other real estate owned	2,431	-	-	2,431
Total assets at fair value	$82,138	$-	$-	$82,138

December 31, 2008

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans	$94,782	$-	$-	$94,782
Total assets at fair value	$94,782	$-	$-	$94,782

10.	Goodwill

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, requires goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. The Company typically tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.

During 2008, FNB United performed impairment evaluations resulting in impairment charges of $57.8 million. As a result of continued market devaluation during the first quarter of 2009, the Company has reviewed the remaining entity-wide goodwill for further potential impairment and determined that the fair value of the Company exceeds its carrying value as of March 31, 2009 with no additional impairment charges required.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the financial condition, changes in financial condition and results of operations of FNB United Corp. (“FNB United”) and its wholly owned subsidiary, CommunityONE Bank, National Association (the “Bank”).  FNB United and its subsidiary are collectively referred to as the “Company.”  This discussion should be read in conjunction with the financial statements and related notes included elsewhere in the quarterly report.  This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in forward-looking statements as a result of various factors.  The following discussion is intended to assist in understanding the financial condition and results of operations of the Company.

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

Additionally, the Bank has a mortgage banking subsidiary, Dover Mortgage Company, which originates, underwrites and closes loans for sale into the secondary market.  Dover has a retail origination network based in Charlotte and conducts wholesale operations in North Carolina, South Carolina, Georgia, Tennessee, Virginia, and Maine.

Executive Summary

The Company’s total assets at March 31, 2009, were $2.2 billion, an increase of 5%, or $109.6 million from year-end 2008.  Investments grew $94.9 million, or 41%, reflecting the Company’s leveraging strategy to offset the earnings dilution resulting from participation in the Capital Purchase Program. Loans held for sale increased $12.8 million, or 35%, due to refinancing of residential mortgages. Gross loans held for investment totaled $1.6 billion at March 31, 2009, essentially flat from the prior year end.

Total deposits grew $91.9 million, to $1.6 billion in 2009, representing a 6% increase due primarily to increased consumer use of deposit account products in the current economic environment and an increase in the general consumer rate of savings.  Borrowings decreased $23.6 million or 6%, during the first three months of 2009, compared to the period ended December 31, 2008.  Total shareholders’ equity increased $44.9 million compared to December 31, 2008 primarily as a result of $51.5 million of capital invested by the U.S. Treasury in the first quarter of 2009 partially offset by the $5.8 million net loss for the quarter.

The Company experienced a net loss of $5.8 million in the first quarter of 2009 compared to net income of $2.3 million for the same quarter in 2008 and is primarily the result of a $12.5 million increase in the provision for loan losses. These losses were partially offset by $5.2 million in lower income taxes.

Noninterest income increased 17.0% to $5.9 million for the first three months in 2009, compared to $5.0 million for the same period in 2008.  Cardholder and merchant services income increased $126,000 due to increased interchange fees and surcharge fees, and income from mortgage loan sales increased by $845,000 attributable to sizable increases in 2009 production driven by refinancing activity.

Noninterest expense for the first quarter increased 2% to $15.8 million in 2009 from $15.5 million in 2008.  The Company undertook a major noninterest expense improvement project during the second half of 2008, which included consolidation of operational functions, strong vendor management and tighter staffing models.  This effort resulted in an 8%, or $717,000 decrease, in personnel expense when comparing the first three months of 2009 to the same period in 2008.  This reduction was offset by increases in other expenses, primarily auditing fees and FDIC insurance costs, which were $325,000 and $262,000, respectively, higher than the same period in 2008. The Company also incurred noninterest expense of $290,000 in the first quarter of 2009 related to its write-off of an investment in a failed banker’s bank.

Financial highlights are presented in the accompanying table.

Table 1 - Selected Financial Data

(dollars in thousands, except per share data)	As of / For the Quarter Ended March 31,
	2009		2008
Income Statement Data
Net interest income	$14,132		$15,430
Provision for loan losses	14,059		1,514
Noninterest income	5,882		5,027
Noninterest expense	15,846		15,538
Net (loss)/income	(5,767)		2,323
Preferred stock dividends	(431)		-
Net (loss)/income to common shareholders	(6,198)		2,323
Balance Sheet Data
Assets	$2,154,026		$2,035,283
Loans held for sale	48,948		15,121
Loans held for investment (1)	1,583,574		1,541,119
Allowance for loan losses	38,573		18,215
Goodwill	52,395		110,195
Deposits	1,606,696		1,485,649
Borrowings	342,202		312,901
Shareholders' equity	192,770		217,142
Per Common Share Data
Net (loss)/income per common share:
Basic	$(0.54)		$0.20
Diluted (2)	(0.54)		0.20
Cash dividends declared	0.025		0.150
Book value	12.69		19.01
Tangible book value	7.62		8.80
Performance Ratios
Return on average assets	(1.11	) %	0.48%
Return on average tangible assets	(1.14)		0.51
Return on average equity (3)	(13.34)		4.29
Return on average tangible equity	(19.96)		9.24
Net interest margin (tax equivalent)	3.03		3.68
Dividend payout on common shares (4)	N/A		73.74
Asset Quality Ratios
Allowance for loan losses to period end loans held for investment	2.44%		1.18%
Nonperforming loans to period end allowance for loan losses	308.02		89.87
Net chargeoffs (annualized) to average loans held for investment	2.58		0.18
Nonperforming assets to period end loans held for investment
and foreclosed property (5)	8.03		1.33
Capital and Liquidity Ratios
Average equity to average assets	8.31%		11.11%
Leverage capital	9.59		7.23
Tier 1 risk based capital	10.86		7.43
Total risk based capital	12.94		9.70
Average loans to average deposits	105.66		103.76
Average loans to average deposits and borrowings	85.28		87.42

(1) Loans held for investment, net of unearned income, before allowance for loan losses.
(2) Assumes the exercise of outstanding dilutive options to acquire common stock. See Note 15 to FNB United's consolidated financial statements.
(3) Net (loss) income to common shareholders, which excludes preferred stock dividends, divided by average realized common equity which excludes accumulated other comprehensive income (loss).
(4) Not applicable to 2009 due to net loss.
(5) Nonperforming loans and nonperforming assets include loans past due 90 days or more that are still accruing interest.

Application of Critical Accounting Policies

FNB United's accounting policies are in accordance with accounting principles generally accepted in the United States and with general practice within the banking industry and are fundamental to understanding management's discussion and analysis of results of operations and financial condition. FNB United's significant accounting policies are discussed in detail in Note 1 of the Consolidated Financial Statements contained in the Annual Report on Form 10-K for the year ended December 31, 2008.

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

Goodwill

FNB United has procedures to test goodwill for impairment on an annual basis or more frequently if necessary.  The testing procedures evaluate possible impairment based on the following:

The test assigns tangible assets and liabilities, identified intangible assets and goodwill to a reporting unit and compares the fair value of this reporting unit to its carrying value including goodwill.  The value is determined assuming a freely negotiated transaction between a willing buyer and a willing seller, neither being under any compulsion to buy or sell and both having reasonable knowledge of relevant facts. Accordingly, to derive the fair value of the reporting unit, the following common approaches to valuing business combination transactions involving financial institutions are utilized by FNB United:  (1) the comparable transactions approach – specifically based on earnings, book, assets and deposit premium multiples received in recent sales of comparable bank franchises; and (2) the discounted cash flow approach.  The application of these valuation techniques takes into account the reporting unit’s operating history, the current market environment and future prospects. As of the most recent quarter, the Bank was carrying goodwill.

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

During 2008, FNB United performed impairment evaluations resulting in impairment charges of $57.8 million. Continued stock price weakness and an operating loss during the first quarter of 2009 necessitated another test of impairment. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company has reviewed entity-wide goodwill for impairment and determined that the fair value of the Company exceeds its carrying value as of March 31, 2009.

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

Results of Operations

Net Interest Income

Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits.  Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.  An analysis is presented in Table 2 of the Company’s net interest income on a taxable-equivalent basis and average balance sheets for the three-month period ended March 31, 2009 and 2008.

For the three months ended March 31, 2009, net interest income before the provision for loan losses was $14.1 million, a decrease of $1.3 million, or 8%, from $15.4 million for the same quarter in 2008.  The decrease was primarily due to a 176 basis point decrease in the yield on average earning assets, which increased $218.2 million, partially offset by a 124 basis point decrease in the cost of average interest-bearing liabilities, which increased $209.0 million.

The net interest margin (taxable-equivalent net interest income divided by average earning assets) compressed 65 basis points to 3.03% for the three months ended March 31, 2009, compared to 3.68% in the same period in 2008.  The decline in the net interest margin is due in part to a decline in the Federal Funds target rate from 2.25% at March 31, 2008 to 0.25% at March 31, 2009. Another variable impacting net interest margin is interest-earning assets repricing down faster than interest bearing liabilities. While the Company experienced a 176 basis point decrease in the yield on earning assets, the cost of interest-bearing liabilities only decreased 124 basis points. The $218.2 million growth in average earning assets was funded by higher cost deposits and wholesale borrowings.

The 2009 and 2008 changes in net interest income on a taxable equivalent basis, as measured by volume and rate variances, are analyzed in the table below.  Volume refers to the average dollar level of earning assets and interest-bearing liabilities.

Table 2
Average Balances and Net Interest Income Analysis

	Three Months Ended March 31,
	2009			2008
(dollars in thousands)			Average			Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance (3)	Expense	Rate	Balance (3)	Expense	Rate
Interest earning assets:
Loans (1)(2)	$1,636,850	$21,642	5.36%	$1,506,582	$27,589	7.37%
Taxable investment securities	224,403	3,067	5.54	142,048	1,893	5.36
Tax-exempt investment securities (1)	55,607	923	6.73	55,441	811	5.88
Other earning assets	23,321	80	1.39	17,893	253	5.69
Total earning assets	1,940,181	25,712	5.37	1,721,964	30,546	7.13

Non-earning assets:
Cash and due from banks	27,567			32,163
Goodwill and core deposit premium	58,087			116,655
Other assets, net	84,303			89,483
Total assets	$2,110,138			$1,960,265

Interest-bearing liabilities:
Interest-bearing demand deposits	179,681	427	0.96	161,910	533	1.32
Savings deposits	39,260	25	0.26	41,316	61	0.59
Money market deposits	282,682	1,146	1.64	260,898	1,803	2.78
Time deposits	903,095	7,276	3.27	830,464	9,409	4.56
Retail repurchase agreements	20,296	33	0.66	30,183	249	3.32
Federal Home Loan Bank advances	224,372	1,598	2.89	169,398	1,692	4.02
Federal funds purchased	13,857	17	0.50	15,040	124	3.32
Other borrowed funds	111,702	692	2.51	56,702	909	6.45
Total interest-bearing liabilities	1,774,945	11,214	2.56	1,565,911	14,780	3.80

Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	144,479			157,436
Other liabilities	15,452			19,202
Shareholders' equity	175,262			217,716
Total liabilities and equity	$2,110,138			$1,960,265

Net interest income and net yield on earning assets (4)		$14,498	3.03%		$15,766	3.68%

Interest rate spread (5)			2.81%			3.34%

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

During the three-month period ended March 31, 2009, the provision for loan losses was $14.1 million, compared to $1.5 million in the same period of 2008.  The level of the provision was driven by deteriorating loan quality.  Net charge-offs for the three months ended March 31, 2009 totaled $10.2 million, or 2.58% of annualized average loans, compared to $680,000, or .18% of annualized average loans for the same period in 2008. Approximately 64% of the 2009 first quarter charge-offs were comprised of land development loans.

Noninterest Income

For the three months ended March 31, 2009, noninterest income was $5.9 million, an increase of $0.9 million, or 17%, compared to the same period in 2008.  The primary reason for this increase was the result of mortgage loan sales increasing $0.8 million.

Noninterest Expense

Noninterest expense for the first quarter was approximately $15.8 million in 2009 and $15.5 million in 2008. During the second half of 2008, the Company undertook a noninterest expense improvement project that included consolidation of operational functions, strong vendor management and tighter staffing models.  The results of this project have yielded lower expenses for the first quarter of 2009 including reductions in salaries and benefits of $0.7 million and travel and entertainment expenses of $0.1 million. Losses related to other real estate owned were also $0.2 million lower than the prior year. These reductions were offset by increases in audit fees of $0.3 million, FDIC insurance costs of $0.3 million, write-off of investment in a failed banker’s bank of $0.3 million, marketing initiatives of $0.2 million and occupancy expense of $0.2 million.

Provision for Income Taxes

The Company experienced an income tax benefit totaling $4.1 million for the first quarter of 2009 compared to a tax expense of $1.1 million for the same period in 2008.  The decrease in the provision for 2009, compared to the prior year, results primarily from the decrease in taxable income.  Our provision for income taxes, as a percentage of (loss)/income before income taxes, was 41.7% for the three months ended March 31, 2009, compared to 31.8% for the first three months ended March 31, 2008.

Financial Condition

Since December 31, 2008, the Company’s assets have increased $109.6 million, to $2.2 billion at March 31, 2009.  The principal factors causing this overall increase during the first three months of 2009 were a $94.9 million increase in net investment securities, combined with a $12.8 million increase in loans held for sale.  Loans held for investment totaled $1.6 billion both at March 31, 2009 and at December 31, 2008. Investment securities of $328.1 million at March 31, 2009 were 41% higher than the $233.2 million balance at December 31, 2008.

Deposits totaled $1.6 billion at March 31, 2009, compared to $1.5 billion at December 31, 2008.  At the end of the first quarter 2009, noninterest-bearing deposits were $143.1 million, or 9%, of total deposits, down 5% since the end of 2008.  Borrowings at the Federal Home Loan Bank (“FHLB”) totaled $172.9 million at March 31, 2009, compared to $238.9 million at December 31, 2008.  The decrease in the FHLB borrowings was partially offset by an increase in federal funds purchased of $38 million. The Company accessed the Federal Reserve’s Term Auction Liquidity Facility for the first time in January, 2009. Unlike FHLB funding, Federal Reserve funding allows construction and development loans as collateral.

Shareholders’ equity is strong, with all of our regulatory capital ratios at levels that classify the Company as “well capitalized” under bank regulatory capital guidelines.  Shareholders’ equity was $192.8 million at the end of the first quarter 2009, up 30% from $147.9 million at December 31, 2008. The increase reflects the issuance of Series A senior preferred stock and related warrant to the U.S. Department of the

Treasury pursuant to the terms of the Capital Purchase Program. The Company declared common dividends of $.025 per share during the first quarter ended March 31, 2009.

Investment Securities

The Company evaluates all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, to determine if an other-than-temporary impairment (“OTTI”) exists pursuant to guidelines established in FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than book value, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss.  Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income/(loss) in stockholders’ equity) and not recognized in income until the security is ultimately sold.

The Company owns one collateralized debt obligation (“CDO”) issue with a book value as of March 31, 2009 of $4.9 million. With very limited marketability of the security, a down-graded credit rating and rates well above the stated rate of this security, the current trading activity is $4.3 million below par for this security. Though the market value of the CDO has been impacted by market illiquidity, the Company’s position is superior to other tranches within the CDO and it is expected that all contractual payments will be made until maturity or call. After extensive review, and with the expectation that the Company will receive all contractual cash flows, management determined that no OTTI charge was necessary. Management will continue to monitor this security for future OTTI.

The Company also owns one corporate bond and one municipal bond with respective book values of $1.0 million and $0.4 million. Both bonds have reduced credit ratings and the corporate bond has little resale market. Current trading values are $0.5 million for the corporate bond and $0.4 million for the municipal bond. After extensive review, the Company expects all cash flows to be received as scheduled and has the intent and ability to hold both securities for a period of time that is sufficient to recover value. No OTTI charge is considered necessary at this time. Management will continue to monitor the securities for future OTTI.

At March 31, 2009, the remainder of the Company’s securities available-for-sale with an unrealized loss position were, in management’s belief, primarily due to differences in market interest rates as compared to those of the underlying securities.  Management does not believe any of these securities are other-than-temporarily impaired.  At March 31, 2009, the Company has both the intent and ability to hold these impaired securities for a period of time necessary to recover the unrealized losses; however, the Company may from time to time dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

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

Nonperforming assets

Nonperforming assets are comprised of nonaccrual loans, accruing loans past due 90 days or more, and other real estate owned (“OREO”).  Loans are placed in nonaccrual status when, in management’s opinion, the collection of all or a portion of interest becomes doubtful.  Loans are returned to accrual status when the factors indicating doubtful collectability cease to exist and the loan has performed in accordance with its terms for a demonstrated period of time.  OREO represents real estate acquired through foreclosure or deed in lieu of foreclosure and is generally carried at fair value, less estimated costs to sell.

Nonperforming loans at March 31, 2009 were $118.8 million, or 7.5% of loans held for investment, compared to $96.0 million, or 6.1% of loans held for investment at December 31, 2008.  OREO was $9.1 million at March 31, 2009, compared to $6.8 million at December 31, 2008.

Allowance for Loan Losses

In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process.  Consideration is also given to a review of individual loans, historical loan loss experience, the value and adequacy of collateral and economic conditions in the Bank’s market area.  For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize changes to the allowance based on their judgments about information available to them at the time of their examinations.  Loans are charged off when, in the opinion of management, they are deemed to be uncollectible.  Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance.

The adequacy of the allowance for loan losses is measured on a quarterly basis against an allocation model that assigns reserves to various components of the loan portfolio in order to provide for probable inherent losses.  Homogeneous pools of loans are segregated, and classifications of individual loans within certain of these pools are identified using risk grades derived from regulatory risk guidelines and additional internal parameters.  Utilizing the trailing four-year historical loss experience of the Bank (prior to the merger with Integrity) combined with recent loss experience with the acquired Integrity loan portfolio and the assessment of portfolio quality and diversification trends and economic factors, a range of appropriate reserves is calculated for each classification and pool of loans.  Allocated to each pool is a reserve amount within the calculated range, as supported by the historical loss ratios.  Additional reserves are estimated and assigned to the most adversely classified loans based upon an individual analysis of present-value repayment and/or liquidation projections of each loan.  A portion of the total reserve may be unallocated to any specific segment of the loan portfolio, but will not exceed the upper limit of the total calculated reserve range when aggregated with allocated portions.  The determination within the allowance model of allocated and unallocated components is not necessarily indicative of future losses or allocations.  The entire balance of the allowance for loan losses is available to absorb losses in any segment of the loan portfolio.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 2.44% at March 31, 2009, 2.19% at December 31, 2008 and 1.18% at March 31, 2008.  Adequate provisions and allowances for loan losses are based upon numerous factors including growth of the loan portfolio, delinquencies, net charge offs, nonperforming loans, and collateral values.  Changes in the allowance for loan losses are presented in Note 4 to the Consolidated Financial Statements.

Management believes the allowance for loan losses of $38.6 million at March 31, 2009 is adequate to cover probable losses inherent in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires continuous evaluation and considerable judgment.  Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid.  Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required.  No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

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

Commitments, Contingencies and Off-Balance Sheet Risk

In the normal course of business, various commitments are outstanding that are not reflected in the Consolidated Financial Statements.  Significant commitments at March 31, 2009 are discussed below.

Commitments by the Bank to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  At March 31, 2009, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $337.3 million.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

The Bank issues standby letters of credit whereby it guarantees the performance of a customer to a third party if a specified triggering event or condition occurs.  The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee.  All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets.  The maximum potential amount of undiscounted future payments related to standby letters of credit was $16.5 million at March 31, 2009, $16.1 million at December 31, 2008 and $22.5 million at March 31, 2008.

Dover Mortgage Company originates certain fixed rate residential mortgage loans with the intention of selling these loans.  Between the time that Dover enters into an interest rate lock or a commitment to originate a fixed rate residential mortgage loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments.  The Company believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security.  The commitments to originate fixed rate residential mortgage loans and the forward sales commitments are freestanding derivative instruments.  They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales.  The commitments to originate fixed rate residential mortgage loans totaled $72.4 million at March 31, 2009, and the related forward sales commitments totaled $72.4 million.  Loans held for sale by Dover totaled $36.9 million at March 31, 2009, and the related forward sales commitments totaled $36.9 million.

The Bank had loans held for sale of $11.6 million at March 31, 2009.  Commitments of the Bank for the origination of mortgage loans intended to be held for sale at March 31, 2009 were $58.9 million.

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

The Company’s balance sheet was asset-sensitive at March 31, 2009.  An asset-sensitive position means that, for cumulative gap measurement periods of one year or less, there are more assets than liabilities subject to immediate repricing as market rates change.  Because immediately rate sensitive assets exceed rate sensitive interest-bearing liabilities, the earnings position could improve in a rising rate environment and could deteriorate in a declining rate environment, depending on the correlation of rate changes in these two categories.  Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits.  These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

Capital Adequacy and Resources

Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio.  The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1 and Tier 2, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures.  Tier 1 capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock and qualifying trust preferred securities, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock, trust preferred securities and the allowance for loan losses. Total capital, for risk-based purposes, consists of the sum of Tier 1 and Tier 2 capital.  Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%.  At March 31, 2009, FNB United and the Bank had total risk-based capital ratios of 12.51% and 11.79%, respectively, and Tier 1 capital ratios of 10.16% and 9.70%, respectively.

As shown in the accompanying table, FNB United and its wholly owned banking subsidiary have capital levels exceeding the minimum levels for “well capitalized” bank holding companies and banks as of March 31, 2009.

	Regulatory Guidelines
	Well	Adequately
	Capitalized	Capitalized	FNB United	CommunityONE
Total Capital	10.00%	8.00%	12.51%	11.79%
Tier 1 Capital	6.00	4.00	10.16	9.70
Leverage Capital	5.00	4.00	8.98	8.56

On February 13, 2009, the Company entered into a Letter Agreement and Securities Purchase Agreement (the “Purchase Agreement”) with the U.S. Treasury Department (“Treasury”) under the TARP Capital Purchase Program (the “CPP”) discussed below, pursuant to which the Company sold (i) 51,500 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) for $51,500,000 and (ii) a warrant (the “Warrant”) to purchase 2,207,143 shares of the Company’s common stock for an exercise price of $3.50 per share, or $7.7 million in the aggregate, in cash.

The warrant is immediately exercisable and expires 10 years from the date of issuance.  Proceeds from this sale of the preferred stock are expected to be used for general corporate purposes, including supporting the continued, anticipated growth of the Company.  The CPP preferred stock is generally non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% thereafter.  The preferred shares are redeemable at the option of the Company, subject to the approval of its primary federal regulator.

Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or distributions on its common stock is subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($.10) declared on the common stock prior to October 14, 2008, as adjusted for subsequent stock dividends and other similar actions.  In addition, as long as Series A Preferred Stock is outstanding, dividend payments are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

The proceeds from the offering of the Series A Preferred Stock and related Warrant were allocated between the Series A Preferred Stock and Warrant based on their relative fair values.  The Warrant was assigned a fair value of $1.76 per share, or $3.9 million in the aggregate.  As a result, $3.9 million was recorded as the discount on the preferred stock obtained and will be accreted as a reduction in net income available for common shareholders over the next five years at approximately $596,000 to $985,000 per year.  For purposes of these calculations, the fair value of the shares subject to the Warrant was estimated using the Black-Scholes option pricing model.

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

Cautionary Statement Regarding Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q of FNB United Corp. (“FNB United”) that are not historical facts are forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995.  These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “projects,” “goals,” “estimates,” “may,” “should,” “could,” “would,” “intends,” “outlook” or “anticipates,” or the negative of such terms, variations of these and similar words, or by discussions of strategy that involve risks and uncertainties.  In addition, from time to time FNB United or its representatives have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in, but are not limited to, various filings made by FNB United with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized officer of FNB United.  Forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results.

FNB United wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect FNB United’s actual results, causing actual results to differ materially from those in any forward-looking statement.  These factors include, without limitation:  (i) competitive pressure in the banking industry or in FNB United’s markets may increase significantly; (ii) inflation, interest rate, market and monetary fluctuations; (iii) general economic conditions, either nationally or regionally, may be unfavorable or less favorable than expected, resulting in, among other things, credit quality deterioration or a reduced demand for credit or other services;  (iv) adverse changes in the securities markets; (v) changes may occur in banking and other applicable legislation and regulation;  (vi) changes in general business conditions; and (vii) changes in real estate markets. FNB United cautions that this list of factors is not exclusive.  Readers should also consider information on risks and uncertainties contained in the Company’s most recent Annual Report on Form 10-K, including the discussions of competition, supervision and regulation, and effect of governmental policies set forth therein.

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

The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities.  The structure of the Company’s loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income.  The Company does not maintain a trading account nor is FNB United subject to currency exchange risk or commodity price risk.  Interest rate risk is monitored as part of the Company’s asset/liability management function, which is discussed in “Asset/Liability Management and Interest Rate Sensitivity” above.  Interest rate risk is monitored as part of the Company’s asset/liability management function, which is discussed above in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Asset/Liability Management and Interest Rate Sensitivity.”

Management considers interest rate risk the Bank’s most significant market risk, which could potentially have the greatest impact on operating earnings. The Company is asset sensitive, which means that falling interest rates could result in a reduced amount of net interest income. The monitoring of interest rate risk is part of the Company’s overall asset/liability management process. The primary oversight of asset/liability management rests with the Company’s Asset and Liability Committee. The Committee meets on a regular basis to review asset/liability activities and to monitor compliance with established policies.

Management does not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis prepared and presented in conjunction with the Form 10-K Annual Report for the fiscal year ended December 31, 2008.

Item 4.	Controls and Procedures

As of March 31, 2009, the end of the period covered by this report, FNB United carried out an evaluation under the supervision and with the participation of the Company’s management, including FNB United’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of FNB United’s disclosure controls and procedures.  In designing and evaluating the Company’s disclosure controls and procedures, FNB United and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and FNB United’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based upon the evaluation, and for the reason described in the next paragraph, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by FNB United in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

As of December 31, 2008, FNB United concluded that it did not have adequate segregation of duties and staffing within its accounting department, adversely affecting its disclosure controls and procedures and internal control over financial reporting. FNB United has since that date restructured various duties and responsibilities within the accounting department to ensure appropriate segregation of duties and is in the process of concluding an executive search for an individual to assist the Company in its financial reporting. FNB United reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. No control enhancements during the quarter ended March 31, 2009, other than those described above, have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1.A.	Risk Factors

No material changes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

On January 23, 2009, FNB United Corp. conducted a special meeting of shareholders to approve an amendment to the corporation’s articles of incorporation to provide that the corporation’s authorized preferred stock may have voting rights. Shares represented at the meeting either in person or by proxy totaled 6,718,123, or 58.8% of the shares entitled to vote. 5,320,071 shares voted in favor of the amendment, 1,350,266 shares voted against, and 47,786 shares abstained.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits to this report are listed in the index to exhibits on pages 30-33 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FNB United Corp.
(Registrant)

Date: May 8, 2009	By:	/s/ Mark A. Severson
Mark A. Severson
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.10	Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed March 16, 1985.

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

10.23*
FNB United Corp. 2003 Stock Incentive Plan, as amended and restated as of December 31, 2008, incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2008.

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

10.30*
Amended and Restated Employment Agreement dated as of December 31, 2008 among FNB United Corp., CommunityONE Bank, National Association and Michael C. Miller, incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2008.

10.31*
Carolina Fincorp, Inc. Stock Option Plan (assumed by the Registrant on April 10, 2000), incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-54702).

10.32*
Amended and Restated Employment Agreement dated as of December 31, 2008 between CommunityONE Bank, National Association and R. Larry Campbell, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2008.

10.33*
Nonqualified Supplemental Retirement Plan with R. Larry Campbell, incorporated herein by reference to Exhibit 10(c) to the Annual Report on Form 10-KSB of Carolina Fincorp, Inc. for the fiscal year ended June 30, 1997.

10.34*
Amendment to Executive Income Deferred Compensation Agreement dated as of December 31, 2008 between CommunityONE Bank, National Association and R. Larry Campbell, incorporated herein by reference to Exhibit 10.34 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2008.

10.35*
Amended and Restated Change of Control Agreement dated as of December 31, 2008 among FNB United Corp., CommunityONE Bank, National Association, and R. Mark Hensley, incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2008.

10.36*
Amended and Restated Change of Control Agreement dated as of December 31, 2008 among FNB United Corp., CommunityONE Bank, National Association, and Mark A. Severson, incorporated herein by reference to Exhibit 10.36 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2008.

10.37*
Form of Change of Control Agreement among FNB United Corp., CommunityONE Bank, National Association and certain key officers and employees, incorporated herein by reference to Exhibit 10.37 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2008.

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