Form 10-Q
period 2009-06-30
FNB United Corp.
filed 2009-08-10
CIK 764811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
___________________

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009	Commission File Number 0-13823

FNB UNITED CORP.
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1456589
(State of Incorporation)	(I.R.S. Employer Identification No.)

150 South Fayetteville Street
Asheboro, North Carolina	27203
(Address of principal executive offices)	(Zip Code)

(336) 626-8300
(Registrant's telephone number, including area code)
___________________

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

As of August 4, 2009 (the most recent practicable date), the Registrant had outstanding 11,429,203 shares of Common Stock.

FNB United Corp. and Subsidiary
Report on Form 10-Q
June 30, 2009

FORWARD LOOKING STATEMENTS

Some of our statements contained in this quarterly report on Form 10-Q, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” that are based upon our current expectations and projections about future events that are not historical facts and our future financial performance. Forward-looking statements are not guarantees of performance or results. They often contain words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following: the effects of future economic conditions, including inflation or a decrease in residential housing values; governmental monetary and fiscal policies, as well as legislative and regulatory changes; our ability to maintain required capital levels and adequate sources of funding and liquidity; the risks of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities; credit risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with competitors offering banking products and services by mail, telephone and the Internet; our ability to receive dividends from our subsidiary; the effects of critical accounting policies and judgments; fluctuations in our stock price; the effect of any mergers, acquisitions or other transactions to which we or our subsidiary may from time to time be a party; and the failure of assumptions underlying the establishment of our allowance for loan losses. All forward-looking statements speak only as of the date on which such statements are made and FNB United Corp. undertakes no obligation to update any statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

FNB United Corp. and Subsidiary
Consolidated Balance Sheets (unaudited)

(dollars in thousands, except share and per share data)	June 30,	December 31,
	2009	2008
Assets
Cash and due from banks	$26,675	$28,743
Interest-bearing bank balances	56	404
Federal funds sold	42	206
Investment securities:
Available-for-sale, at estimated fair value (amortized cost of $254,250 in 2009 and $206,072 in 2008)	254,826	205,426
Held-to-maturity (estimated fair value of $99,544 in 2009 and $27,580 in 2008)	100,475	27,794
Loans held for sale	64,850	36,138
Loans held for investment	1,591,686	1,585,195
Less: Allowance for loan losses	(36,844)	(34,720)
Net loans held for investment	1,554,842	1,550,475
Premises and equipment, net	49,430	50,947
Goodwill	52,395	52,395
Core deposit premiums	5,365	5,762
Other assets	90,650	86,144
Total Assets	$2,199,606	$2,044,434

Liabilities
Deposits:
Noninterest-bearing demand deposits	$155,223	$150,273
Interest-bearing deposits:
Demand, savings and money market deposits	549,630	479,223
Time deposits of $100,000 or more	295,490	407,539
Other time deposits	639,412	477,712
Total deposits	1,639,755	1,514,747
Retail repurchase agreements	17,460	18,145
Federal Home Loan Bank advances	184,445	238,910
Federal funds purchased	80,000	37,000
Subordinated debt	15,000	15,000
Junior subordinated debentures	56,702	56,702
Other liabilities	13,517	16,013
Total Liabilities	2,006,879	1,896,517

Shareholders' Equity
Preferred stock, $10.00 par value; authorized 200,000 shares, 51,500 shares issued and outstanding at $1,000 stated value	47,864	-
Common stock warrant	3,891	-
Common stock, $2.50 par value; authorized 50,000,000 shares, issued 11,429,203 shares in 2009 and 11,428,003 shares in 2008	28,573	28,570
Surplus	115,043	114,772
Retained earnings	920	8,904
Accumulated other comprehensive loss	(3,564)	(4,329)
Total Shareholders' Equity	192,727	147,917
Total Liabilities and Shareholders' Equity	$2,199,606	$2,044,434

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary
Consolidated Statements of Income (unaudited)

(dollars in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest Income
Interest and fees on loans	$21,264	$25,548	$42,863	$52,799
Interest and dividends on investment securities:
Taxable income	4,375	1,699	7,442	3,591
Non-taxable income	327	503	927	1,030
Other interest income	87	265	167	519
Total interest income	26,053	28,015	51,399	57,939
Interest Expense
Deposits	8,605	10,622	17,479	22,428
Retail repurchase agreements	35	163	68	412
Federal Home Loan Bank advances	1,479	1,829	3,077	3,521
Federal funds purchased	43	174	85	298
Other borrowed funds	645	588	1,312	1,496
Total interest expense	10,807	13,376	22,021	28,155
Net Interest Income before Provision for Loan Losses	15,246	14,639	29,378	29,784
Provision for loan losses	5,525	1,383	19,584	2,897
Net Interest Income after Provision for Loan Losses	9,721	13,256	9,794	26,887
Noninterest Income
Service charges on deposit accounts	2,232	2,174	4,306	4,291
Mortgage loan income	2,608	1,312	4,528	2,813
Cardholder and merchant services income	582	603	1,204	1,066
Trust and investment services	440	468	781	931
Bank owned life insurance	242	236	470	486
Other service charges, commissions and fees	296	155	581	387
Securities (losses)/gains, net	4	6	(2)	6
Total other-than-temporary impairment loss	(4,367)	-	(4,367)	-
Portion of loss recognized in other comprehensive income	3,367	-	3,367	-
Net impairment loss recognized in earnings	(1,000)	-	(1,000)	-
Other income	86	99	265	296
Total noninterest income	5,490	5,053	11,133	10,276
Noninterest Expense
Personnel expense	8,100	9,044	16,267	17,898
Net occupancy expense	1,286	1,353	2,808	2,659
Furniture, equipment, and data processing expense	1,690	1,681	3,481	3,392
Professional fees	542	329	1,233	752
Stationery, printing and supplies	164	163	177	328
Advertising and marketing	469	348	1,056	773
Goodwill impairment	-	1,800	-	1,800
FDIC insurance	1,560	278	1,863	319
Other expense	2,545	2,324	5,078	4,846
Total noninterest expense	16,356	17,320	31,963	32,767
(Loss)/income before income taxes	(1,145)	989	(11,036)	4,396
Income taxes (benefit)/expense	(742)	849	(4,866)	1,933
Net (Loss)/Income	(403)	140	(6,170)	2,463
Preferred stock dividends	(809)	-	(1,240)	-
Net (Loss)/Income to Common Shareholders	$(1,212)	$140	$(7,410)	$2,463

Net (loss)/income per common share:
Basic	$(0.11)	$0.01	$(0.65)	$0.22
Diluted	$(0.11)	$0.01	$(0.65)	$0.22

Weighted average number of common shares outstanding:
Basic	11,413,735	11,414,330	11,411,909	11,409,630
Diluted	11,413,735	11,416,269	11,411,909	11,411,569

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited)
For the Three Months Ended June 30, 2009 and 2008

(in thousands, except share and per share data)					Common Stock Warrant	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2007	-	$-	11,426,902	$28,567	$-	$114,119	$74,199	$(629)	$216,256
Cumulative effect of a change in accounting principle - adoption of EITF 06-4	-	-	-	-	-	-	(357)	-	(357)
Comprehensive income:
Net income	-	-	-	-	-	-	2,463	-	2,463
Other comprehensive income, net of taxes:
Unrealized holding gains (losses) arising during the period on securities available-for-sale,net of tax	-	-	-	-	-	-	-	(1,318)	(1,318)
Reclassification adjustment for losses (gains)on securities available-for-sale included in net income, net of tax	-	-	-	-	-	-	-	-	-
Change in unrealized gains (losses) on securities, net of tax	-	-	-	-	-	-	-	(1,318)	(1,318)
Interest rate swap, net of tax	-	-	-	-	-	-	-	311	311
Pension and post-retirement liability, net of tax	-	-	-	-	-	-	-	28	28
Total comprehensive income									1,484
Cash dividends declared on common stock,$.25 per share	-	-	-	-	-	-	(2,856)	-	(2,856)
Merger acquisition of subsidiary companies:
Common stock issued	-	-	-	-	-	-	-	-	-
Fair value of stock options assumed	-	-	-	-	-	-	-	-	-
Stock options:
Proceeds from options exercised	-	-	150	1	-	1	-	-	2
Compensation expense recognized	-	-	-	-	-	219	-	-	219
Net tax benefit related to option exercises	-	-	-	-	-	-	-	-	-
Restricted stock:
Shares issued/terminated, subject to restriction	-	-	(2,000)	(5)	-	5	-	-	-
Compensation expense recognized	-	-	-	-	-	134	-	-	134
Other compensatory stock issued	-	-	-	-		-	-	-	-
Adjustment to initially apply SFAS No. 158	-	-	-	-		-	-	-	-
Balance, June 30, 2008	-	$-	11,425,052	$28,563	$-	$114,478	$73,449	$(1,608)	$214,882

Balance, December 31, 2008	-	$-	11,428,003	$28,570	$-	$114,772	$8,904	$(4,329)	$147,917
Cumulative effect of a change in accounting principle - adoption of EITF 06-4	-	-	-	-	-	-	-	-	-
Comprehensive income (loss):
Net loss	-	-	-	-	-	-	(6,170)	-	(6,170)
Other comprehensive income, net of taxes:
Unrealized holding gain (losses) arising during the period on securities available-for-sale,	-	-	-	-	-	-	-	137	137
Reclassification adjustment for (gains)on securities available-for-sale included in net income	-	-	-	-	-	-	-	1	1
Unrealized gain (losses) on securities for which credit-related portion was recognized in net realized investment gains (losses)	-	-	-	-	-	-	-	605	605
Change in unrealized (losses) on securities, net of tax	-	-	-	-	-	-	-	743	743
Interest rate swap, net of tax	-	-	-	-	-	-	-	22	22
Pension and post-retirement liability, net of tax	-	-	-	-	-	-	-	-	-
Total comprehensive loss									(5,405)
Issuance of preferred stock	51,500	47,609	-	-	3,891	-	-	-	51,500
Accretion of discount on preferred stock	-	255	-	-	-	-	(255)	-	-
Cash dividends declared on common stock, $0.05 per share	-	-	-	-	-	-	(572)	-	(572)
Cash dividends declared on Series A preferred stock, $12.50 per share	-	-	-	-	-	-	(987)	-	(987)
Stock options:
Proceeds from options exercised	-	-	-	-	-	-	-	-	-
Compensation expense recognized	-	-	-	-	-	115	-	-	115
Restricted stock:
Shares issued, subject to restriction	-	-	1,200	3	-	(2)	-	-	1
Compensation expense recognized	-	-	-	-	-	158	-	-	158
Balance, June 30, 2009	51,500	$47,864	11,429,203	$28,573	$3,891	$115,043	$920	$(3,564)	$192,727

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)	Six Months Ended June 30,
	2009	2008
Operating Activities
Net (loss)/income	$(6,170)	$2,463
Adjustments to reconcile net income/(loss) to cash provided by operatings activities:
Depreciation and amortization of premises and equipment	1,813	1,714
Provision for loan losses	19,584	2,897
Deferred income taxes	456	319
Deferred loan fees and costs, net	(1,021)	599
Premium amortization and discount accretion of investment securities, net	(653)	(170)
Loss/(gain) on sale of investment securities	2	-
Other-than-temporary impairment charge	1,000	-
Amortization of core deposit premiums	397	403
Stock compensation expense	273	353
Income from bank owned life insurance	(470)	(486)
Mortgage loans held for sale:
Origination of mortgage loans held for sale	(410,847)	(151,196)
Proceeds from sale of mortgage loans held for sale	384,435	150,667
Gain on mortgage loan sales	(2,608)	(2,227)
Mortgage servicing rights capitalized	(1,027)	(731)
Mortgage servicing rights amortization and impairment	1,222	379
Goodwill impairment	-	1,800
Changes in assets and liabilities:
(Increase)/decrease in interest receivable	(698)	1,341
Decrease/(increase) in other assets	396	(1,219)
(Decrease)/increase in accrued interest and other liabilities	(3,030)	2,773
Net cash (used in) provided by operating activities	(16,946)	9,679
Investing Activities
Available-for-sale securities:
Proceeds from sales	4,812	-
Proceeds from maturities and calls	40,656	43,934
Purchases	(94,873)	(70,299)
Held-to-maturity securities:
Proceeds from maturities and calls	8,575	10,250
Purchases	(80,373)	-
Net increase in loans held for investment	(26,622)	(134,992)
Purchases of premises and equipment	(457)	(5,079)
Purchases of SBIC investments	(100)	-
Net cash used in investing activities	(148,382)	(156,186)
Financing Activities
Net increase in deposits	125,008	45,092
(Decrease)/increase in retail repurchase agreements	(685)	3,164
(Decrease)/increase in Federal Home Lo an Bank advances	(54,516)	70,486
Increase in federal funds purchased	43,000	14,500
Increase (decrease) in other borrowings	-	15,000
Proceeds from exercise of stock options	-	2
Proceeds from issuance of Series A preferred stock and common stock warrant	51,500	-
Cash dividends paid on common stock	(572)	(3,428)
Cash dividends paid on Series A preferred stock	(987)	-
Net cash provided by financing activities	162,748	144,816
Net Decrease in Cash and Cash Equivalents	(2,580)	(1,691)
Cash and Cash Equivalents at Beginning of Period	29,353	39,117
Cash and Cash Equivalents at End of Period	$26,773	$37,426

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$22,613	$28,487
Income taxes, net of refunds	-	1,159
Noncash transactions:
Foreclosed loans transferred to other real estate	4,605	5,047
Unrealized securities (losses) gains, net of income taxes (benefit)/expense	743	(1,318)
Application of SFAS No. 158 to employee benefit plan costs, net of income taxes	-	28
Interest rate swap	22	311
Adoption of EITF Issue 06-4	1	(358)

 See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

Nature of Operations

FNB United Corp. (“FNB United”), formerly known as FNB Corp., is a bank holding company incorporated under the laws of the State of North Carolina in 1984. On July 2, 1985, through an exchange of stock, FNB United acquired a wholly owned subsidiary, CommunityONE Bank, National Association (the “Bank”), a national banking association founded in 1907 and formerly known as First National Bank and Trust Company. The Bank has two operating subsidiaries, Dover Mortgage Company (“Dover”) and First National Investor Services, Inc. It also has an inactive subsidiary, Premier Investment Services, Inc., acquired through its merger with Alamance Bank. Through the Bank, FNB United offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers. The Bank has offices in Alamance, Alexander, Ashe, Catawba, Chatham, Gaston, Guilford, Iredell, Mecklenburg, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes counties in North Carolina. Dover has a retail origination network based in Charlotte with wholesale operations in North Carolina, South Carolina, Georgia, Maine, Maryland, Mississippi, Tennessee, and Virginia.

General

The accompanying consolidated financial statements, prepared without audit, include the accounts of FNB United and its subsidiary (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated.  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Operating results for the three and six month periods ending June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. Certain reclassifications have been made to the prior period consolidated financial statements to place them on a comparable basis with the current period consolidated financial statements. These reclassifications have no effect on net income or shareholders’ equity as previously reported.  Descriptions of the organization and business of FNB United, accounting policies followed by the Company and other relevant information are contained in the Company’s 2008 Annual Report on Form 10-K, including in the notes to the Consolidated Financial Statements filed as part of that report. This quarterly report should be read in conjunction with that Annual Report.

2.	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include the balance sheet captions:  cash and due from banks, interest-bearing bank balances and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

3.	Comprehensive Income

Comprehensive income is defined as the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources and, accordingly, includes both net income and amounts referred to as other comprehensive income. The items of other comprehensive income are included in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income.  The accumulated balance of other comprehensive income is included in the shareholders’ equity section of the consolidated balance sheet. The Company’s components of accumulated other comprehensive income at June 30, 2009 include unrealized gains/(losses) on investment securities classified as available-for-sale and the changes in the value of the interest rate swap on one issue of trust preferred securities.

For the six months ended June 30, 2009 and 2008, total other comprehensive (loss)/income was $0.8 million and $(1.0) million, respectively. The deferred income tax benefit/(liability) related to the components of other comprehensive income amounted to $0.5 million and $(0.7) million respectively.  Unrealized holding gains/losses arising during the period is net of $2.5 million (after tax) of unrealized holding losses associates with one security where other than temporary impairment was recognized during the period.

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(dollars in thousands)	June 30, 2009		December 31, 2008
	Pretax	After-tax	Pretax	After-tax
Net unrealized securities losses	$3,943	$2,426	$(608)	$(371)
Other-than-temporary impairment losses on debt securities	(3,367)	(2,054)	-	-
Net unrealized gains on cash flow derivatives	(428)	(278)	(491)	(300)
Pension, other postretirement and postemployment benefit plan adjustments	(5,997)	(3,658)	(5,997)	(3,658)
Accumulated other comprehensive income	$(5,849)	$(3,564)	$(7,096)	$(4,329)

4.	Earnings Per Share

Basic net income per share, or basic earnings per share (“EPS”), is computed by dividing net income/ (loss) to common shareholders by the weighted average number of common shares outstanding for the period. In 2009, the Company accrued dividends of approximately $987,100 on Series A preferred stock, which combined with the $254,500 accretion of the discount on the preferred stock, increased the net loss to common shareholders by $1.2 million. Diluted EPS reflects the potential dilution that could occur if the Company’s potential common stock, which consists of dilutive stock options and a common stock warrant, were exercised. As required for entities with complex capital structures, a dual presentation of basic and diluted EPS is included on the face of the income statement, and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is provided in a footnote.

(dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net (loss) income to common shareholders	$(1,212)	$140	$(7,410)	$2,463
Denominator:
Weighted average common shares outstanding	11,413,735	11,414,330	11,411,909	11,409,630
Equivalent shares from potential common stock issuance	-	1,939	-	1,939
Diluted weighted average common shares outstanding	11,413,735	11,416,269	11,411,909	11,411,569

Net (loss) income per share:
Basic	$(0.11)	$0.01	$(0.65)	$0.22
Diluted	$(0.11)	$0.01	$(0.65)	$0.22

Due to a net loss for the three and six months ended June 30, 2009, all stock options and the common stock warrant were considered anti-dilutive and thus are not included in this calculation. Additionally, for the three and six months ended June 30, 2009 there were 2,821,271 and 2,299,729 shares, respectively, and 647,004 and 656,520 for the same period in 2008, related to stock options and the common stock warrant that were anti-dilutive because the exercise price exceeded the average market price for the period and were omitted from the calculation of diluted earnings per share for their respective periods.

5.	Investment Securities

Summaries of the amortized cost and estimated fair value of investment securities and the related gross unrealized gains and losses are presented below:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
June 30, 2009
U.S. Government agencies and corporations	$78,810	$1,750	$686	$79,874
Mortgage-backed securities	104,390	2,247	38	106,599
State, county and municipal	47,509	1,667	554	48,622
Other debt securities	20,874	266	3,367	17,773
Equity securities	2,667	-	709	1,958
Total	$254,250	$5,930	$5,354	$254,826
December 31, 2008
U.S. Government agencies and corporations	$92,076	$2,616	$229	$94,463
Mortgage-backed securities	66,583	1,546	11	68,118
State, county and municipal	38,336	921	343	38,914
Other debt securities	6,410	2	4,310	2,102
Equity securities	2,667	-	838	1,829
Total	$206,072	$5,085	$5,731	$205,426
Held to Maturity
June 30, 2009
U.S. Government agencies and corporations	$2,001	$9	$-	$2,010
Mortgage-backed securities	83,558	505	1,530	82,533
State, county and municipal	13,916	312	77	14,151
Other debt securities	1,000	-	150	850
Total	$100,475	$826	$1,757	$99,544
December 31, 2008
U.S. Government agencies and corporations	$2,008	$39	$-	$2,047
Mortgage-backed securities	8,420	117	1	8,536
State, county and municipal	16,366	171	252	16,285
Other debt securities	1,000	-	288	712
Total	$27,794	$327	$541	$27,580

The Bank, as a member of the Federal Home Loan Bank (the “FHLB”) of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon the balances of total assets and FHLB advances.  FHLB capital stock is pledged to secure FHLB advances.  This investment is carried at cost since no ready market exists for FHLB stock and there is no quoted market value.  However, redemption of this stock has historically been at par value.  At June 30, 2009 and December 31, 2008, the Bank owned a total of $12.5 million and $14.2 million, respectively, of FHLB stock.  Due to the redemption provisions of FHLB stock, the Company estimated that fair value was equal to cost and that this investment was not impaired at June 30, 2009.  FHLB stock is included in other assets at its original cost basis.

The Bank, as a member bank of the Federal Reserve Bank (the “FRB”) of Richmond, is required to own capital stock of the FRB of Richmond based upon a percentage of the Bank’s common stock and surplus.  This investment is carried at cost since no ready market exists for FRB stock and there is no quoted market value.  At June 30, 2009 and December 31, 2008, the Bank owned a total of $5.3 million and $5.3 million, respectively of FRB stock.  Due to the nature of this investment in an entity of the U.S. Government, the Company estimated that fair value was equal to cost and that this investment was not impaired at June 30, 2009.  FRB stock is included in other assets at its original cost basis.

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008. Except as explicitly identified below, all unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss.

(dollars in thousands)	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2009
Available-for-Sale - Temporary Impairment
U.S. Government agencies and corporations	$17,060	$636	$5,827	$50	$22,887	$686
Mortgage-backed securities	1,122	38	-	-	1,122	38
State, county and municipal	7,634	426	1,214	128	8,848	554
Other debt securities	-	-	-	-	-	-
Equity securities	-	-	2,667	709	2,667	709
Total	$25,816	$1,100	$9,708	$887	$35,524	$1,987
Available-for-Sale - Other Than Temporary Impairment
Other debt securities	$-	$-	$597	$3,367	$597	$3,367
Total	$-	$-	$597	$3,367	$597	$3,367
Held-to-Maturity - Temporary Impairment
U.S. Government agencies and corporations	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	44,983	1,529	-	-	44,983	1,529
State, county and municipal	2,658	78	-	-	2,658	78
Other debt securities	-	-	850	150	850	150
Total	$47,641	$1,607	$850	$150	$48,491	$1,757
December 31, 2008
Available-for-Sale - Temporary Impairment
U.S. Government agencies and corporations	$19,941	$221	$1,289	$8	$21,230	$229
Mortgage-backed securities	4,475	11	-	-	4,475	11
State, county and municipal	6,348	343	-	-	6,348	343
Other debt securities	-	-	644	4,310	644	4,310
Equity securities	52	11	2,615	827	2,667	838
Total	$30,816	$586	$4,548	$5,145	$35,364	$5,731
Held-to-Maturity - Temporary Impairment
U.S. Government agencies and corporations	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	4,488	1	227	1	4,715	2
State, county and municipal	1,916	56	4,126	195	6,042	251
Other debt securities	-	-	712	288	712	288
Total	$6,404	$57	$5,065	$484	$11,469	$541

At June 30, 2009, the Company had 8 available-for-sale securities and 1 held-to-maturity security that were in an unrealized loss position for longer than 12 months.  At December 31, 2008, the Company had 3 available-for-sale securities and 12 held-to maturity securities that were in an unrealized loss position for longer than 12 months.  All of these securities’ impairments are deemed to be temporary as the declines in fair value noted above were attributable to increases in interest rates and not attributable to credit quality.  The Company has the intent to hold these securities until maturity or a market price recovery.

The aggregate amortized cost and fair value of debt securities at June 30, 2009, by remaining contractual maturity, are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$24,348	$24,576	$3,557	$3,588
Due after one one year through five years	55,541	56,983	5,679	5,643
Due after five years through 10 years	51,941	52,078	5,905	6,002
Due after 10 years	15,363	12,636	1,777	1,780
Total	147,193	146,273	16,918	17,013
Mortgage-backed securities	104,390	106,595	83,557	82,531
Equity securities	2,667	1,958	-	-
Total	$254,250	$254,826	$100,475	$99,544

Impairment of securities rated below investment grade or not rated was evaluated to determine if we expect not to recover the entire amortized cost basis of the security.  This evaluation was based on projections of estimated cash flows based on individual loans or issuers underlying each security using anticipated default rates and severities at foreclosure or default.

As of June 30, 2009, the Bank identified one security where expected cash flows were less than contractual cash flows.  This security is backed by a pool of issuers of trust preferred securities.  As of this date, issuers within the pool were either deferring or had defaulted on approximately 20.5% of the outstanding pool balance.  The security owned by the Bank is in a subordinated position to other securities backed by the trust preferred pool and was not paying dividends this quarter and we do not expect to receive any further dividend payments until sufficient reserves are established for the more senior securities.

The evaluation to determine impairment assumed that all issuers currently deferring would default and that additional defaults of 6% during the first year, 5% the second year, 4% the third year, 3% the fourth year, 2% the fifth year and 1% in year 6 and beyond would occur with a recovery rate of 40%.  Though the Bank does not know what the ultimate default and severity rates will be, management determined that this evaluation represented the best estimate of expected loss under a severe stress scenario.

Based on the evaluation, other-than-temporary impairment at June 30, 2009 was $4.4 million.  In accordance with FSP FAS 115-2, a $1.0 million other-than-temporary impairment charge due to the credit-related factors was recognized in earnings during the quarter, $3.4 million was determined to relate to other non-credit-related factors in the market place.  The difference between total unrealized losses and estimated credit losses on this security was charged against equity, net of deferred taxes, as a component of Other Comprehensive Income.

The following table, as of June 30, 2009, shows a roll forward of the amount related to credit losses recognized on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.

(dollars in thousands)	June 30, 2009

Balance of credit losses on debt securities at the beginning of the current period	$-
Additional increase related to the credit loss for which an other-than-impairment was recognized	1,000
Balance of credit losses on debt securities at the end of the current period	$1,000

6.	Loans

The following summary sets forth the major categories of loans.

(dollars in thousands)	At June 30, 2009		At December 31, 2008
Loans held for sale	$64,850		$36,138

Loans held for investment:
Commercial and agricultural	$202,385	12.7%	$184,909	11.7%
Real estate-construction	442,796	27.8	453,668	28.6
Real estate-mortgage:
1-4 family residential	369,432	23.2	369,948	23.3
Commercial	536,069	33.7	540,192	34.1
Consumer	41,004	2.6	36,478	2.3
Total	$1,591,686	100.0%	$1,585,195	100.0%

The following is a summary of nonperforming assets for the periods ended as presented:

(dollars in thousands)	June 30, 2009	December 31, 2008
Loans on nonaccrual status	$132,313	$95,173
Loans more than 90 days delinquent, still on accrual	2,705	853
Real estate owned / Repossessed assets	10,374	6,898
Total	$145,392	$102,924

7.	Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance, beginning of period	$38,573	$18,215	$34,720	$17,381
Provision charged to operations	5,525	1,383	19,584	2,897
Net charge-offs:
Charge-offs	(7,626)	(1,106)	(18,438)	(2,152)
Recoveries	372	353	978	719
Net charge-offs	(7,254)	(753)	(17,460)	(1,433)
Balance, end of period	$36,844	$18,845	$36,844	$18,845

Annualized net charge-offs during the period to average loans	1.83%	0.19%	2.20%	0.19%
Annualized net charge-offs during the period to allowance for loan losses	78.75%	15.98%	94.78%	15.21%
Allowance for loan losses to loans held for investment	2.31%	1.20%	2.31%	1.20%

8.         Postretirement Employee Benefit Plans

The accompanying table details the components of the net periodic costs of the Company’s postretirement benefit plans as recognized in the Company’s Consolidated Statements of Income:

(dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Pension Plan
Service cost	$50	$66	$103	$132
Interest cost	153	165	325	330
Expected return on plan assets	(138)	(235)	(274)	(470)
Amortization of prior service cost	1	1	2	2
Amortization of net actuarial loss	77	2	160	4
Net periodic pension cost (income)	$143	$(1)	$316	$(2)

Supplemental Executive Retirement Plan
Service cost	$35	$34	$98	$68
Interest cost	33	36	75	72
Expected return on plan assets	-	-	-	-
Amortization of prior service cost	12	17	24	34
Amortization of net actuarial loss	(2)	2	(2)	4
Net periodic SERP cost	$78	$89	$195	$178

Other Postretirement Defined Benefit Plans
Service cost	$5	$4	$10	$8
Interest cost	25	18	47	36
Expected return on plan assets	-	-	-	-
Amortization of prior service cost (credit)	(1)	(1)	(2)	(2)
Amortization of net actuarial loss (gain)	5	-	10	-
Net periodic postretirement benefit cost	$34	$21	$65	$42

The Company expects to contribute $0.6 million to its pension plan in 2009. The other postretirement benefit plans are unfunded plans; and consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.

9.	Recent Accounting Pronouncements

SFAS No. 141(R), “Business Combinations.”  This statement requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. In addition, this statement expands the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption is prohibited. The effective date of this statement is the same as that of the related SFAS No. 160.

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

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133.”  SFAS No. 161 requires that an entity provide enhanced disclosures related to derivative and hedging activities. SFAS No. 161 is effective January 1, 2009 and has been adopted by the Company.  See Note 10 for additional disclosures.

FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and 124-2 creates a new model for evaluating other-than-temporary impairment on debt securities. If an entity intends to sell a debt security, or cannot assert it is more likely than not that it will not have to sell the security before recovery, OTTI must be taken. If the entity does not intend to sell the debt security before recovery, but the entity does not expect to recover the entire amortized cost basis, then OTTI must be taken, but the amount of impairment is to be bifurcated between impairment due to credit (which is recorded through earnings) and noncredit impairment (which becomes a component of other comprehensive income (“OCI”) for both available-for-sale (“AFS”) and held-to-maturity securities (“HTM”)). For HTM securities, the amount in OCI will be amortized prospectively over the security’s remaining life. Upon adoption, a cumulative effect adjustment must be made to opening retained earnings in the period adopted that reclassifies the noncredit portion of previously taken OTTI from retained earnings to accumulated OCI. This FSP also requires that annual disclosures required by SFAS 115 be presented in interim financial statements, and new disclosures are also required.  The adoption of FSP FAS 115-2 and FAS 124-2 required new disclosures that were included in the June 30, 2009 Form 10Q.  See Note 5 for additional disclosures.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material effect on the Company’s consolidated financial position or results of operations, although new disclosures as required by FSP FAS 107-1 and APB 28-1 were included in the June 30, 2009 Form 10Q.  See Note 11 for additional disclosures.

SFAS No. 165, “Subsequent Events.”  This statement sets forth the circumstances under which an entity should recognize events occurring after the balance sheet date and the disclosures that should be made.  Also, this statement requires disclosure of the date through which the entity has evaluated subsequent events.  The adoption of SFAS No. 165 did not have a material effect on the Company’s consolidated financial position or results of operations, although a new disclosure as required by SFAS No. 165 was included in the June 30, 2009 Form 10-Q.  See Note 14 for the disclosure.

SFAS No. 166, “Accounting for Transfers of Financial Assets.”  This statement, which is a revision to SFAS No. 140, eliminates the concept of a qualifying special purpose entity (QSPE), changes the requirements for derecognizing financial assets, and requires additional disclosures, including information about continuing exposure to risks related to transferred financial assets.  SFAS 166 is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009.  The disclosure requirements must be applied to transfers that occurred before and after the effective date.  Early adoption is prohibited.  The Company has not yet completed its assessment of the impact of SFAS No. 166.

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  This statement, which is a revision to FIN 46(R), contains new criteria for determining the primary beneficiary, eliminates the exception to consolidating QSPEs, requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures.  SFAS 167 is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly-consolidated VIEs).  Early adoption is prohibited.  The Company has determined that the provisions of SFAS No. 167 will have no effect on financial position or results of operations..

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  The Codification will become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities and will supersede all non-SEC accounting and reporting standards.  This statement is effective for financial statements issued for interim and annual financial statements ending after September 15, 2009.  Since the underlying GAAP guidance for nongovernmental entities will not change as a result of the issuance of SFAS No. 168, the Company’s adoption of the SFAS is not expected to have an impact on its financial condition or results of operations.  References to codification guidance will be updated in the Annual Report on Form 10-K for the fiscal year ending December 31, 2009.

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP requires companies to consider factors to determine whether there has been a significant decrease in the volume and level of activity compared to normal market activity and to consider whether an observed transaction was not orderly based on the weight of available evidence.  Additionally, this FSP includes all assets and liabilities subject to fair value measurements and requires enhanced disclosures, including disclosure of investment securities by major security type.  The adoption of FSP FAS 157-4 required new disclosures that were included in the June 30, 2009 Form 10Q.  See Note 5 for additional disclosures.

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

10.	Derivative Financial Instruments

The Company is exposed to interest rate risk relating to its ongoing business operations. In connection with its asset/ liability management objectives, the Company has entered into interest rate swaps.

The Company adopted SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” at the beginning of the first quarter of 2009, and has included here the expanded disclosures required by that statement.

On March 14, 2008, FNB United entered into an interest rate swap to convert the floating rate cash flows on a $20 million trust preferred security to a fixed rate cash flow. As structured, the pay-fixed, receive-floating swap is evaluated, using the long-haul method, as being a cash flow hedge in which the ineffectiveness would be determined by any difference in valuation.  Consequently, the difference in cash flows in each period between the fixed rate interest payments that the Company makes and the variable interest payments received as well as any ineffectiveness in the cash flow hedge is currently reported in earnings, while gains and losses on the value of the swap instrument are recorded in shareholders’ equity.

Mortgage banking derivatives used in the ordinary course of business consist of mandatory forward sales contracts (“forward contracts”) and rate lock loan commitments. The fair value of the Company’s derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants.

The table below provides data about the carrying values of derivative instruments:

	June 30, 2009			December 31, 2008
(dollars in thousands)	Assets	(Liabilities)		Assets	(Liabilities)
	Carrying Value	Carrying Value	Derivative Net Carrying Value	Carrying Value	Carrying Value	Derivative Net Carrying Value
Derivatives designated as hedging instruments:
Interest rate contracts (1)	$-	$(428)	$(428)	$-	$(457)	$(457)
Derivatives not designated as hedging instruments:
Mortgage loan forward sales and MBS (1)	$101	$-	$101	$-	$-	$-
Mortgage loan rate lock commitments (2)	-	(1)	(1)	-	-	-

(1) Included in "Other assets" on the Company's consolidated balance sheets.
(2) Included in "Other liabilities" on the Company's consolidated balance sheets.

The table below provides data about the amount of gains and losses related to derivative instruments designated as hedges included in the “Accumulated other comprehensive income (loss)” section of “Shareholders’ Equity” on the Company’s Consolidated Balance Sheets, and in “Other income” in the Company’s Consolidated Statements of Income:

(dollars in thousands)	Gain or (Loss), Net of Tax Recognized in Accumulated Other Comprehensive Loss (Effective Portion)		Gain or (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of June 30, 2009	As of December 31, 2008	Three months ended June 30, 2009	Three months ended December 31, 2008
Derivatives designated as hedging instruments:
Interest rate contracts	$(278)	$(301)	$-	$-

On April 7, 2009, Dover adopted FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  The adoption of FAS 159 allowed Dover to enter into a hedging arrangement for the purpose of limiting risk inherent in the mortgage loan pipeline and loans held for sale portfolio.  These loans have interest rate locks but have not yet settled.  The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Gain or (Loss) During
(dollars in thousands)	Six Months Ended
	June 30, 2009	December 31, 2008
Derivatives not designated as hedging instruments:
Mortgage loan forward sales and MBS (1)	$101	$-
Mortgage loan rate lock commitments (2)	(1)	-
Total	$100	$-

(1) Recognized in "Other expense" in the Company's consolidated statements of income.
(2) Recognized in "Mortgage loan sales" in the Company's consolidated statements of income.

11.	Fair Values of Assets and Liabilities

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  With the adoption of FAS 159 by Dover, all loans held for sale originating from Dover are booked at fair value and are included in the recurring table.  The Bank has not adopted FAS 159 so all loans held for sale originated at the Bank are carried at the lower of cost of market and are considered nonrecurring fair value adjustments.  Dover loans held for sale and Bank loans held for sale are all recorded at Level 2.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans. At June 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loans as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis:

June 30, 2009

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$254,826	$1,958	$252,271	$597
Derivative assets	101	-	101	-
Loans held for sale	59,079	-	59,079	-
Mortgage servicing rights	3,848	-	-	3,848
Total assets at fair value	$317,854	$1,958	$311,451	$4,445
Derivative liabilities	$(428)	$-	$(428)	$-
Total liabilities at fair value	$(428)	$-	$(428)	$-

December 31, 2008

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$205,426	$1,829	$203,597	$-
Mortgage servicing rights	4,043	-	-	4,043
Total assets at fair value	$209,469	$1,829	$203,597	$4,043
Derivative liabilities	$(456)	$-	$(456)	$-
Total liabilities at fair value	$(456)	$-	$(456)	$-

The following are reconciliations of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods ended June 30, 2009 and 2008:

June 30, 2009

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
(dollars in thousands)	Investment Securities Available- for-Sale	Mortgage Servicing Rights	Total
Beginning balance at December 31, 2008	$-	$4,043	$4,043
Total gains or losses (realized/unrealized):
Included in earnings	-	(1,222)	(1,222)
Included in other comprehensive income	-	-	-
Purchases, issuances and settlements	-	1,027	1,027
Transfers in/out of Level 3	597	-	597
Ending balance at June 30, 2009	$597	$3,848	$4,445

June 30, 2008

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
(dollars in thousands)	Investment Securities Available- for-Sale	Mortgage Servicing Rights	Total
Beginning balance at December 31, 2007	$-	$-	$-
Total gains or losses (realized/unrealized):
Included in earnings	-	-	-
Included in other comprehensive income	-	-	-
Purchases, issuances and settlements	-	-	-
Transfers in/out of Level 3	3,351	-	3,351
Ending balance at June 30, 2008	$3,351	$-	$3,351

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the following tables.

June 30, 2009

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans	$47,035	$-	$-	$47,035
Other real estate owned	10,264	-	-	10,264
Total assets at fair value	$57,299	$-	$-	$57,299

December 31, 2008

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans	$94,782	$-	$-	$94,782
Total assets at fair value	$94,782	$-	$-	$94,782

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

The estimated fair values of financial instruments are as follows:

	June 30, 2009		December 31, 2008
(dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$26,773	$26,773	$29,353	$29,353
Investment securities:
Available-for-sale	254,826	254,826	205,426	205,426
Held-to-maturity	100,475	99,544	27,794	27,580
Loans held for sale	64,850	64,850	36,138	36,138
Net loans	1,554,842	1,553,592	1,585,195	1,480,270
Accrued interest receivable	7,588	7,588	7,196	7,196
Bank-owned life insurance	30,423	30,423	29,901	29,901
Other earning assets	17,920	17,920	19,825	19,825

Financial Liabilities
Deposits	$1,639,755	$1,628,880	$1,514,747	$1,526,719
Retail repurchase agreements	17,460	17,460	18,145	18,145
Federal Home Loan Bank advances	184,445	190,090	238,910	248,283
Federal funds purchased	80,000	80,000	37,000	37,000
Subordinated debt	15,000	15,000	15,000	14,173
Junior subordinated debentures	56,702	42,798	56,702	35,603
Accrued interest payable	3,431	3,431	4,078	4,078

12.	Goodwill

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

During 2008, FNB United performed goodwill impairment evaluations resulting in impairment charges of $57.8 million. As a result of continued market devaluation during the six months ended June 30, 2009, the Company continued its goodwill impairment evaluations.  As of the date of the filing of this report on Form 10-Q, the Company determined that it did not meet the first step goodwill test.  The Company is currently undertaking a second step analysis to determine the amount, if any, of goodwill impairment  that exists.

Due to the ongoing uncertainty in market conditions, which may continue to negatively impact the performance of the Company as well as the stock market valuations of financial institutions, including FNB United Corp., management will continue to analyze goodwill each quarter for possible impairment. Future impairment may or may not occur, and the range of potential goodwill write-off, including through completion of the second step analysis currently being undertaken, could extend up to the full amount of remaining goodwill of $52.4 million.

13.	Dividends Declared

On March 19, 2009, the Company declared a quarterly cash dividend of $0.025 per share on outstanding shares. The dividend was paid on April 24, 2009 to shareholders of record as of March 26, 2009.

On June 25, 2009, the Company declared a quarterly cash dividend of $0.025 per share on outstanding shares. The dividend was paid on July 24, 2009 to shareholders of record as of July 2, 2009.

14.	Subsequent Events

The Company evaluated subsequent events up and through August 7, 2009, which is the date the financial statements were available to be issued.  As a result of that evaluation no subsequent events were identified that required recognition or disclosure in the financial statements.

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

Additionally, the Bank has a mortgage banking subsidiary, Dover Mortgage Company, which originates, underwrites and closes loans for sale into the secondary market.  Dover has a retail origination network based in Charlotte and conducts wholesale operations in North Carolina, South Carolina, Georgia, Maine, Maryland, Mississippi, Tennessee, and Virginia.

Executive Summary

The Company’s total assets at June 30, 2009, were $2.2 billion, an increase of 8%, or $155.2 million from year-end 2008.  Investments grew $122.1 million, or 52%, reflecting the Company’s leveraging strategy to offset the earnings dilution resulting from participation in the Capital Purchase Program. Loans held for sale increased $28.9 million, or 80%, due to refinancing of residential mortgages. Gross loans held for investment totaled $1.6 billion at June 30, 2009, essentially flat from the prior year end.

Total deposits grew $125.0 million, to $1.6 billion in 2009, representing an 8% increase due primarily to increased consumer use of deposit account products in the current economic environment and an increase in the general consumer rate of savings.  Borrowings decreased $12.2 million or 3%, during the first six months of 2009, compared to the period ended December 31, 2008.  Total shareholders’ equity increased $44.8 million compared to December 31, 2008 primarily as a result of $51.5 million of capital invested by the U.S. Treasury in the first quarter of 2009 partially offset by the $7.4 million net loss for the first six months.

The Company experienced a net loss of $7.4 million in the first six months of 2009 compared to net income of $2.5 million for the same period in 2008 and is primarily the result of a $16.7 million increase in the provision for loan losses.  These losses were partially offset by $6.8 million in lower income taxes.

Noninterest income increased 8% to $11.1 million for the first six months in 2009, compared to $10.3 million for the same period in 2008.  Cardholder and merchant services income increased $0.1 million due to increased interchange fees and surcharge fees, and income from mortgage loan income increased by $1.7 million attributable to sizable increases in 2009 production driven by refinancing activity.

Noninterest expense year-to-date decreased 2% to $32.0 million in 2009 from $32.8 million in 2008.  The Company undertook a major noninterest expense improvement project during the second half of 2008, which included consolidation of operational functions, strong vendor management and tighter staffing models.  This effort resulted in a 9%, or $1.6 million decrease in personnel expense when comparing the first six months of 2009 to the same period in 2008.  This reduction was offset by increases in other expenses, primarily auditing fees and FDIC insurance costs, which were $0.3 million and $1.5 million, respectively, of which $1.0 million represented a one-time special FDIC assessment.  The Company also incurred noninterest expense of $0.3 million in the first quarter of 2009 related to its write-off of an investment in a failed banker’s bank.

Financial highlights are presented in the accompanying table.

Selected Financial Data

(dollars in thousands, except per share data)	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2009		2008	2009		2008
Income Statement Data
Net interest income	$15,246		$14,639	$29,378		$29,784
Provision for loan losses	5,525		1,383	19,584		2,897
Noninterest income	5,490		5,053	11,133		10,276
Noninterest expense	16,356		17,320	31,963		32,767
Net (loss)/income	(403)		140	(6,170)		2,463
Preferred stock dividends	(809)		-	(1,240)		-
Net (loss)/income to common shareholders	(1,212)		140	(7,410)		2,463
Period End Balances
Assets	$2,199,606		$2,053,708	$2,199,606		$2,053,708
Loans held for sale	64,850		19,736	64,850		19,736
Loans held for investment (1)	1,591,686		1,575,044	1,591,686		1,575,044
Allowance for loan losses	36,844		18,845	36,844		18,845
Goodwill	52,395		108,395	52,395		108,395
Deposits	1,639,755		1,485,111	1,639,755		1,485,111
Borrowings	353,607		334,417	353,607		334,417
Shareholders' equity	192,727		214,882	192,727		214,882
Average Balances
Assets	$2,169,526		$2,044,790	$2,140,613		$2,002,031
Loans held for sale	53,955		20,686	53,309		18,983
Loans held for investment (1)	1,585,440		1,557,033	1,585,353		1,523,477
Allowance for loan losses	38,549		18,305	36,872		18,062
Goodwill	52,395		110,138	52,395		110,162
Deposits	1,624,788		1,486,154	1,587,787		1,468,676
Borrowings	339,948		322,753	355,005		297,037
Shareholders' equity	192,981		217,436	184,170		217,576
Per Common Share Data
Net (loss)/income per common share:
Basic	$(0.11)		$0.01	$(0.65)		$0.22
Diluted (2)	(0.11)		0.01	(0.65)		0.22
Cash dividends declared	0.025		0.10	0.05		0.25
Book value	12.33		18.81	12.33		18.81
Tangible book value	7.28		8.78	7.28		8.78
Performance Ratios
Return on average assets	(0.07	) %	0.03%	(1.16	) %	0.49%
Return on average tangible assets	(0.08)		0.03	(1.19)		0.53
Return on average equity (3)	(0.84)		0.26	(13.44)		4.55
Return on average tangible equity	(1.20)		0.56	(19.61)		9.80
Net interest margin (tax equivalent)	3.10		3.40	3.07		3.54
Dividend payout on common shares (4)	N/A		816.43	N/A		115.96
Asset Quality Ratios
Allowance for loan losses to period end loans held for investment	2.31%		1.20%	2.31%		1.20%
Nonperforming loans to period end allowance for loan losses	3.66		0.68	3.66		0.68
Net chargeoffs (annualized) to average loans held for investment	1.83		0.19	2.20		0.19
Nonperforming assets to period end loans held for investment and foreclosed property (5)	9.06		1.18	9.06		1.18
Capital and Liquidity Ratios
Average equity to average assets	8.90%		10.63%	8.60%		10.87%
Leverage capital	8.60		6.99	8.60		6.99
Tier 1 risk based capital	9.75		7.46	9.75		7.46
Total risk based capital	12.18		10.54	12.18		10.54
Average loans to average deposits	100.90		106.16	103.20		105.02
Average loans to average deposits and borrowings	83.44		87.22	84.35		87.36

(1)	Loans held for investment, net of unearned income, before allowance for loan losses.
(2)	Assumes the exercise of outstanding dilutive options to acquire common stock. See Note 15 to FNB United's consolidated financial statements included in the annual report on Form 10-K.
(3)	Net (loss) income to common shareholders, which excludes preferred stock dividends, divided by average realized common equity which excludes accumulated other comprehensive income (loss).
(4)	Not applicable to 2009 due to net loss.
(5)	Nonperforming loans and nonperforming assets include loans past due 90 days or more that are still accruing interest.

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

Allowance for Loan Losses

The allowance for loan losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management’s best estimate of probable loan losses incurred as of the balance sheet date.  FNB United’s allowance for loan losses is also analyzed quarterly by management.  This analysis includes a methodology that separates the total loan portfolio into comparable loan classifications for purposes of evaluating risk.  The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a comparable group.  Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines.  Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly.  While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used.  See additional discussion under “Asset Quality.”

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

If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and no second step is required. If not, a second test is required to measure the amount of goodwill impairment. The second test of the overall goodwill impairment compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill. The impairment loss is equal to the excess of carrying value of goodwill over its implied fair value.

During 2008, FNB United performed goodwill impairment evaluations resulting in impairment charges of $57.8 million. As a result of continued market devaluation during the six months ended June 30, 2009, the Company continued its goodwill impairment evaluations.  As of the date of the filing of this report on Form 10-Q, the Company determined that it did not meet the first step goodwill test at the end of the second quarter.  The Company is currently undertaking a second step analysis to determine the amount, if any, of goodwill impairment that exists.

Due to the ongoing uncertainty in market conditions, which may continue to negatively impact the performance of the Company as well as the stock market valuations of financial institutions, including FNB United, management will continue to analyze goodwill each quarter for possible impairment. Future impairment may or may not occur, and the range of potential goodwill write-off, including through completion of the second step analysis currently being undertaken, could extend up to the full amount of remaining goodwill of $52.4 million.

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

Results of Operations

Net Interest Income

Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits.  Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.  An analysis is presented in the Company’s average balances and net interest income analysis for the periods ended June 30, 2009 and 2008.

For the three months ended June 30, 2009, net interest income before the provision for loan losses was $15.2 million, an increase of $0.6 million, or 4%, from $14.6 million for the same quarter in 2008.  The increase was primarily due to a 110 basis point decrease in the yield on average earning assets, which increased $192.4 million, partially offset by an 88 basis point decrease in the cost of average interest-bearing liabilities, which increased $165.4 million.

The net interest margin (taxable-equivalent net interest income divided by average earning assets) compressed 30 basis points to 3.10% for the three months ended June 30, 2009, compared to 3.40% in the same period in 2008.  The decline in the net interest margin is due in part to a decline in the Federal funds target rate from 2.00% at June 30, 2008 to approximately 25 basis points at June 30, 2009.  Also negatively impacting our net interest margin is the increase in nonperforming assets during the three and six months ended June, 30, 2009 when compared to the same periods in 2008.  Nonperforming assets at period end were $145.4 million for the six months ended June 30, 2009 compared to $18.5 million for the six months ended June 30, 2008. Another variable impacting net interest margin is interest-earning assets repricing down faster than interest-bearing liabilities.  While the Company experienced a 110 basis point decrease in the yield on earning assets, the cost of interest-bearing liabilities only decreased 88 basis points. The $192.4 million growth in average earning assets was funded by higher cost deposits and wholesale borrowings.

For the six months ended June 30, 2009, net interest income before the provision for loan losses was $29.4 million, a decrease of $0.4 million, or 1%, from $29.8 million for the same period in 2008.  The decrease was primarily due to a $206.5 million increase in average earning asset balances and a $187.3 million increase in interest-bearing liabilities, offset by the 142 basis point decrease in yield on earning assets, combined with a 105 basis point decrease in interest-bearing liabilities.

The net interest margin (taxable-equivalent net interest income divided by average earning assets) compressed 47 basis points to 3.07% for the six months ended June 30, 2009, compared to 3.54% in the same period in 2008.

The 2009 and 2008 changes in net interest income on a taxable equivalent basis, as measured by volume and rate variances, are analyzed in the table below.  Volume refers to the average dollar level of earning assets and interest-bearing liabilities.

Average Balances and Net Interest Income Analysis

	Three Months Ended June 30,
	2009			2008
(dollars in thousands)	Average Balance (3)	Income / Expense	Average Yield / Rate	Average Balance (3)	Income / Expense	Average Yield / Rate
Interest earning assets:
Loans (1)(2)	$1,639,395	$21,302	5.21%	$1,577,719	$25,908	6.60%
Taxable investment securities	288,442	4,375	6.08	156,392	1,699	4.37
Tax-exempt investment securities (1)	52,938	503	3.81	53,433	774	5.82
Other earning assets	18,903	87	1.85	19,768	265	5.39
Total earning assets	1,999,678	26,267	5.27	1,807,312	28,646	6.37

Non-earning assets:
Cash and due from banks	31,311			29,743
Goodwill and core deposit premium	57,889			116,395
Other assets, net	80,648			91,340
Total assets	$2,169,526			$2,044,790

Interest-bearing liabilities:
Interest-bearing demand deposits	$196,380	$542	1.11%	$170,040	$227	0.54%
Savings deposits	40,690	26	0.26	42,002	26	0.25
Money market deposits	304,668	1,124	1.48	286,604	1,843	2.59
Time deposits	928,723	6,913	2.99	823,572	8,526	4.16
Retail repurchase agreements	21,015	35	0.67	33,963	163	1.93
Federal Home Loan Bank advances	178,436	1,479	3.32	201,639	1,829	3.65
Federal funds purchased	68,795	43	0.25	30,293	174	2.31
Other borrowed funds	71,702	645	3.61	56,858	588	4.16
Total interest-bearing liabilities	1,810,409	10,807	2.39	1,644,971	13,376	3.27

Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	154,327			163,936
Other liabilities	11,809			18,447
Shareholders' equity	192,981			217,436
Total liabilities and equity	$2,169,526			$2,044,790

Net interest income and net yield on earning assets (4)		$15,460	3.10%		$15,270	3.40%

Interest rate spread (5)			2.87%			3.10%

(1)	The fully tax equivalent basis is computed using a federal tax rate of 35%.
(2)	The average loan balances include nonaccruing loans.
(3)	The average balances for all years include market adjustments to fair value for securities and loans available/held for sale.
(4)	Net yield on earning assets is computed by dividing net interest income by average earning assets.
(5)	Earning asset yield minus interest bearing liabilities rate.

Average Balances and Net Interest Income Analysis

	Six Months Ended June 30,
	2009			2008
(dollars in thousands)	Average Balance (3)	Income / Expense	Average Yield / Rate	Average Balance (3)	Income / Expense	Average Yield / Rate
Interest earning assets:
Loans (1)(2)	$1,638,662	$42,954	5.29%	$1,542,460	$53,497	6.97%
Taxable investment securities	257,579	7,442	5.83	149,277	3,591	4.84
Tax-exempt investment securities (1)	54,265	1,426	5.30	54,868	1,585	5.81
Other earning assets	21,098	167	1.60	18,503	519	5.64
Total earning assets	1,971,604	51,989	5.32	1,765,108	59,192	6.74

Non-earning assets:
Cash and due from banks	29,449			30,192
Goodwill and core deposit premium	57,988			116,521
Other assets, net	81,572			90,210
Total assets	$2,140,613			$2,002,031

Interest-bearing liabilities:
Interest-bearing demand deposits	$188,077	$968	1.04%	$165,975	$567	0.69%
Savings deposits	39,774	51	0.26	41,659	52	0.25
Money market deposits	293,736	2,270	1.56	273,750	3,856	2.83
Time deposits	916,184	14,190	3.12	827,018	17,953	4.37
Retail repurchase agreements	20,658	68	0.66	32,073	412	2.58
Federal Home Loan Bank advances	201,277	3,077	3.08	185,519	3,521	3.82
Federal funds purchased	61,368	85	0.28	22,667	298	2.64
Other borrowed funds	71,702	1,312	3.69	56,778	1,496	5.30
Total interest-bearing liabilities	1,792,776	22,021	2.48	1,605,439	28,155	3.53

Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	150,016			160,274
Other liabilities	13,651			18,742
Shareholders' equity	184,170			217,576
Total liabilities and equity	$2,140,613			$2,002,031

Net interest income and net yield on earning assets (4)		$29,968	3.07%		$31,037	3.54%

Interest rate spread (5)			2.84%			3.22%

(1)	The fully tax equivalent basis is computed using a federal tax rate of 35%.
(2)	The average loan balances include nonaccruing loans.
(3)	The average balances for all years include market adjustments to fair value for securities and loans available/held for sale.
(4)	Net yield on earning assets is computed by dividing net interest income by average earning assets.
(5)	Earning asset yield minus interest bearing liabilities rate.

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

During the six-month period ended June 30, 2009, the provision for loan losses was $19.6 million, compared to $2.9 million in the same period of 2008.  The level of the provision was driven by deteriorating loan quality.  Net charge-offs for the six months ended June 30, 2009 totaled $17.5 million, or 2.20% of annualized average loans, compared to $1.4 million, or .19% of annualized average loans for the same period in 2008.  Approximately 49.01% of the 2009 six month charge-offs were comprised of land development loans.

Noninterest Income

For the three months ended June 30, 2009, total noninterest income was $5.5 million, an increase of $0.4 million, or 8.6%, compared to the same period in 2008.  The primary factor impacting this increase was an increase in mortgage loan income of $1.3 million.  The increase in mortgage loan income was partially offset by an other than temporary impairment charge in the second quarter of $1.0 million related to the credit downgrading of an investment security owned by the Bank.

For the six months ended June 30, 2009, total noninterest income was $11.1 million, an increase of $0.9 million, or 8.3%, compared to the same period in 2008.  The primary reason for this increase was an increase in mortgage loan income of $1.7 million.  The increase in mortgage loan income was partially offset by an other than temporary impairment charge in the second quarter of $1.0 million related to our determination, through projected cash flow analysis, that it is unlikely the Bank will collect all payments due on an investment security owned by the Bank.

NONINTEREST INCOME	For the Six Months Ended June 30,
(dollars in thousands)	2009	2008
Service charges on deposit accounts	$4,306	$4,291
Mortgage loan income	4,528	2,813
Cardholder and merchant services income	1,204	1,066
Trust and investment services	781	931
Bank owned life insurance	470	486
Other service charges, commissions and fees	581	387
Security gains (losses)	(2)	6
Total other than temporary impairment loss	(4,367)	-
Portion of loss recognized in other comprehensive income	3,367	-
Net impairment loss recognized in earnings	(1,000)	-
Other income	265	296
Total noninterest income	$11,133	$10,276

Mortgage loan sales production continued to be strong during the second quarter of 2009 due primarily to the recent increase in home mortgage refinancing and the benefit of hedging interest rate locks on sold mortgages as the interest rates on mortgage loans have changed in recent months beginning at the end of March, 2009.  The adoption of FAS 159 allowed Dover to enter into a hedging arrangement for the purpose of limiting risk inherent in the mortgage loan pipeline and loans held for sale portfolio.  In addition, the Bank has made a change in the way mortgage loan sales are reported on the income statement.  The result of this change reclassified approximately $0.2 million from interest income for the first three months of 2009.

The Bank incurred an other than temporary impairment charge in the second quarter of 2009 in the amount of $1.0 million.  The impairment analysis and subsequent charge was necessary after our cash flow analysis indicated that it is unlikely that the Bank will collect all future payments on a security owned by the Bank.  The Bank will continue to monitor this security in future periods to determine if further impairment charges are necessary.

Noninterest Expense

Noninterest expense for the second quarter of 2009 was approximately $16.4 million, a $0.9 million, or 5.6% decrease compared to the second quarter a year ago.  The second quarter of 2009 includes a $1.0 million special FDIC assessment while the second quarter of 2008 included a $1.8 million goodwill impairment charge for Dover Mortgage.  Also, contributing to the decrease is a reduction of 9.0% in personnel expense.

For the first six months of 2009, noninterest expense was $32.0 million, a $0.8 million, or 2.5% decrease, compared to the same period in 2008.  An FDIC special assessment of $1.0 million was taken in the second quarter of 2009 while a goodwill impairment charge of $1.8 million was taken in the second quarter 2008.  Personnel expense decreased $1.6 million with the noninterest expense improvement project undertaken in the second quarter of 2008.

NONINTEREST EXPENSE	For the Six Months Ended June 30,
(dollars in thousands)	2009	2008
Personnel expense	$16,267	$17,898
Net occupancy expense	2,808	2,659
Furniture, equipment, and data processing expense	3,481	3,392
Professional fees	1,233	752
Stationery, printing and supplies	177	328
Advertising and marketing	1,056	773
Goodwill impairment	-	1,800
FDIC insurance	1,863	319
Other expense	5,078	4,846
Total noninterest expense	$31,963	$32,767

Personnel expense for the second quarter 2009 was $0.9 million lower than the same period a year ago due in part to the decrease in the number of full-time employees. The Company has frozen wages for all employees during 2009 and reduced the company contribution toward retirement plans. Full-time equivalent employees averaged 525 employees for the second quarter 2009 versus 545 employees for the second quarter of 2008.  Personnel expenses for the first six months of 2009 was 9% lower when compared to the same period in 2008.  This decrease equates to just over $1.6 million and can be attributed to a noninterest expense improvement project initiated in mid 2008.

Professional fees for the three and six months ended of June 30, 2009, were $0.5 million and $1.2 million, respectively, compared to $0.3 million and $0.8 million for the same periods in 2008.  The increase was principally attributable to increased audit fees in 2009.

The FDIC mandated a special assessment for all financial institutions in the second quarter of 2009 equivalent to 5 basis points on total assets minus tier one capital.  For the Bank the special assessment amounted to $1.0 million.  The expense is included in the second quarter noninterest expense as part of Other Expense.  The FDIC has not determined if additional special assessments will be required of all banks in a future period.

Provision for Income Taxes

The Company experienced an income tax benefit totaling $0.7 million for the second quarter of 2009 compared to a tax expense of $0.8 million for the same period in 2008.  The decrease in the provision for 2009, compared to the prior year, results primarily from the decrease in taxable income.  The Company’s provision for income taxes, as a percentage of (loss)/income before income taxes, was 64.8% for the three months ended June 30, 2009, compared to 30.4% for the three months ended June 30, 2008, exclusive of the impact of the nontax deductable $1.8 million write-down of goodwill associated with the acquisition of Dover Mortgage and reflective of different levels of tax-exempt earnings.

The Company experienced an income tax benefit totaling $4.9 million for the six months of 2009 compared to a tax expense of $1.9 million for the same period in 2008.  The decrease in the provision for 2009, compared to the prior year, results primarily from the decrease in taxable income.  Our provision for income taxes, as a percentage of (loss)/income before income taxes, was 44.1% for the six months ended June 30, 2009, compared to 31.2% for the first six months ended June 30, 2008, exclusive of the impact of the nontax deductable $1.8 million write-down of goodwill associated with the acquisition of Dover Mortgage and reflective of different levels of tax-exempt earnings.

Financial Condition

Since December 31, 2008, the Company’s assets have increased $155.2 million, to $2.2 billion at June 30, 2009.  The principal factors causing this overall increase during the first six months of 2009 were a $122.1 million increase in net investment securities, combined with a $28.9 million increase in loans held for sale.  Loans held for investment totaled $1.6 billion both at June 30, 2009 and at December 31, 2008.  Investment securities of $355.3 million at June 30, 2009 were 52% higher than the $233.2 million balance at December 31, 2008.

Deposits totaled $1.6 billion at June 30, 2009, compared to $1.5 billion at December 31, 2008.  At the end of the second quarter 2009, noninterest-bearing deposits were $155.2 million, or 9.5%, of total deposits, up 3% since the end of 2008.  Borrowings at the Federal Home Loan Bank (“FHLB”) totaled $184.4 million at June 30, 2009, compared to $238.9 million at December 31, 2008.  The decrease in the FHLB borrowings was partially offset by an increase in Federal funds purchased of $43.0 million.  The Company accessed the Federal Reserve’s Term Auction Liquidity Facility for the first time in January, 2009. Unlike FHLB funding, Federal Reserve funding allows construction and development loans as collateral.

Shareholders’ equity is strong, with all of our regulatory capital ratios at levels that classify the Company as “well capitalized” under bank regulatory capital guidelines.  Shareholders’ equity was $192.7 million at the end of the second quarter 2009, up 30% from $147.9 million at December 31, 2008. The increase reflects the issuance of Series A senior preferred stock and related warrant to the U.S. Department of the Treasury pursuant to the terms of the Capital Purchase Program. The Company declared common dividends of $.025 per share during the second quarter ended June 30, 2009.

Investment Securities

The Company evaluates all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, to determine if an other-than-temporary impairment (“OTTI”) exists pursuant to guidelines established in FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than book value, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss.  Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income/(loss) in shareholders’ equity) and not recognized in income until the security is ultimately sold.

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

The Company owns one trust preferred collateralized debt obligation with a book value as of June 30, 2009 of $4.9 million.  With very limited marketability of the security, a down-graded credit rating and rates well above the stated rate of this security, the current trading activity is $4.4 million below par for this security.  After extensive review, management determined that an OTTI charge due to credit losses of $1.0 million was necessary in the second quarter of 2009.  Management will continue to monitor this security for future OTTI.

At June 30, 2009, the remainder of the Company’s securities available-for-sale with an unrealized loss position were, in management’s belief, primarily due to differences in market interest rates as compared to those of the underlying securities.  Management does not believe any of these securities are other-than-temporarily impaired.  At June 30, 2009, the Company has both the intent and ability to hold these impaired securities for a period of time necessary to recover the unrealized losses; however, the Company may from time to time dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

Asset Quality

Management considers the asset quality of the Bank to be of primary importance.  A formal loan review function, independent of loan origination, is used to identify and monitor problem loans.  As part of the loan review function, a third-party assessment group has been employed to review the underwriting documentation and risk grading analysis.  Beginning in 2010, the formal loan review function will be brought in-house in order to provide more timely response.  This function will be managed by credit administration.

Nonperforming assets

Nonperforming assets are comprised of nonaccrual loans, accruing loans past due 90 days or more, repossessed assets and other real estate owned (“OREO”).  Loans are placed in nonaccrual status when, in management’s opinion, the collection of all or a portion of interest becomes doubtful.  Loans are returned to accrual status when the factors indicating doubtful collectability cease to exist and the loan has performed in accordance with its terms for a demonstrated period of time.  OREO represents real estate acquired through foreclosure or deed in lieu of foreclosure and is generally carried at fair value, less estimated costs to sell.

Nonperforming loans at June 30, 2009 were $135.0 million, or 8.5% of loans held for investment, compared to $96.0 million, or 6.1% of loans held for investment at December 31, 2008.  OREO was $10.3 million at June 30, 2009, compared to $6.8 million at December 31, 2008.

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

The allowance for loan losses, as a percentage of loans held for investment, amounted to 2.31% at June 30, 2009, 2.19% at December 31, 2008 and 1.20% at June 30, 2008.  Adequate provisions and allowances for loan losses are based upon numerous factors including growth of the loan portfolio, delinquencies, net charge offs, nonperforming loans, and collateral values.  Changes in the allowance for loan losses are presented in Note 7 to the Consolidated Financial Statements.

Management believes the allowance for loan losses of $36.8 million at June 30, 2009 is adequate to cover probable losses inherent in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires continuous evaluation and considerable judgment.  Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid.  Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required.  No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

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

Consistent with the general approach to liquidity, loans and other assets of the Bank are based primarily on a core of local deposits and the Bank’s capital position.  To date, the steady increase in deposits, retail repurchase agreements and capital, supplemented by Federal Home Loan Bank advances, term Federal funds and a modest amount of brokered deposits, has been adequate to fund loan demand in the Bank’s market area, while maintaining the desired level of immediate liquidity and a substantial investment securities portfolio available for both immediate and secondary liquidity purposes.

Commitments, Contingencies and Off-Balance Sheet Risk

In the normal course of business, various commitments are outstanding that are not reflected in the Consolidated Financial Statements.  Significant commitments at June 30, 2009 are discussed below.

Commitments by the Bank to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  At June 30, 2009, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $311.1 million.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

The Bank issues standby letters of credit whereby it guarantees the performance of a customer to a third party if a specified triggering event or condition occurs.  The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee.  All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets.  The maximum potential amount of undiscounted future payments related to standby letters of credit was $15.9 million at June 30, 2009, $16.1 million at December 31, 2008 and $19.4 million at June 30, 2008.

Dover Mortgage Company originates fixed rate residential mortgage loans with the intention of selling these loans.  Between the time that Dover enters into an interest rate lock or a commitment to originate a fixed rate residential mortgage loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments.  The Company believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security.  The commitments to originate fixed rate residential mortgage loans and the forward sales commitments are freestanding derivative instruments.  They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales.  The commitments to originate fixed rate residential mortgage loans totaled $72.2 million at June 30, 2009, and the related forward sales commitments totaled $72.2 million.  Loans held for sale by Dover totaled $61.7 million at June 30, 2009, and the related forward sales commitments totaled $61.7 million.

The Bank had loans held for sale of $5.8 million at June 30, 2009.  Commitments of the Bank for the origination of mortgage loans intended to be held for sale at June 30, 2009 were $37.0 million.

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

The Company’s balance sheet was asset-sensitive at June 30, 2009.  An asset-sensitive position means that, for cumulative gap measurement periods of one year or less, there are more assets than liabilities subject to immediate repricing as market rates change.  Because immediately rate sensitive assets exceed rate sensitive interest-bearing liabilities, the earnings position could improve in a rising rate environment and could deteriorate in a declining rate environment, depending on the correlation of rate changes in these two categories.  Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits.  These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

During the first six months of 2009 the Company initiated and completed a leveraging strategy through the investment portfolio to offset the cost of dividends payable to the preferred stock obligation through the Capital Purchase Program.  Cash flows from investment maturities and repayments of mortgage-backed securities are anticipated to be used to provide funding for future lending opportunities.  Funding for the securities purchased came through proceeds from preferred stock as well as customer deposits and short-term borrowings.  The leveraging strategy resulted in a sizable increase in the investment portfolio and in a slight reduction in the Company’s overall asset sensitivity from December 31, 2008.

Capital Adequacy and Resources

Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio.  The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1 and Tier 2, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures.  Tier 1 capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock and qualifying trust preferred securities, net of goodwill and other disallowed intangible assets.  Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock, trust preferred securities and the allowance for loan losses. Total capital, for risk-based purposes, consists of the sum of Tier 1 and Tier 2 capital.  Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%.  At June 30, 2009, FNB United and the Bank had total risk-based capital ratios of 12.18% and 11.48%, respectively, and Tier 1 capital ratios of 9.75% and 9.42%, respectively.

As shown in the accompanying table, FNB United and its wholly owned banking subsidiary have capital levels exceeding the minimum levels for “well capitalized” bank holding companies and banks as of June 30, 2009.

	Regulatory Guidelines
	Well Capitalized	Adequately Capitalized	FNB United	CommunityONE
Total Capital	10.00%	8.00%	12.18%	11.48%
Tier 1 Capital	6.00	4.00	9.75	9.42
Leverage Capital	5.00	4.00	8.60	8.30

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

The proceeds from the offering of the Series A Preferred Stock and related Warrant were allocated between the Series A Preferred Stock and Warrant based on their relative fair values.  The Warrant was assigned a fair value of $1.76 per share, or $3.9 million in the aggregate.  As a result, $3.9 million was recorded as the discount on the preferred stock obtained and will be accreted as a reduction in net income available for common shareholders over the next five years at approximately $0.6 million to $1.0 million per year.  For purposes of these calculations, the fair value of the shares subject to the Warrant was estimated using the Black-Scholes option pricing model.

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

Management does not believe there has been any significant change in the overall performance of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis prepared and presented in conjunction with the Form 10-K Annual Report for the fiscal year ended December 31, 2008.

Item 4.	Controls and Procedures

As of June 30, 2009, the end of the period covered by this report, FNB United carried out an evaluation under the supervision and with the participation of the Company’s management, including FNB United’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of FNB United’s disclosure controls and procedures.  In designing and evaluating the Company’s disclosure controls and procedures, FNB United and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and FNB United’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based upon the evaluation, and for the reason described in the next paragraph, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by FNB United in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

As of December 31, 2008, FNB United concluded that it did not have adequate segregation of duties and staffing within its accounting department, adversely affecting its disclosure controls and procedures and internal control over financial reporting.  FNB United has since that date restructured various duties and responsibilities within the accounting department to ensure appropriate segregation of duties and has hired a controller to assist the Company in its financial reporting.  FNB United reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness.  No control enhancements during the quarter ended June 30, 2009, other than those described above, have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A	Risk Factors

There have been no material changes from the risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of the shareholders of FNB United Corp. was held on Tuesday, May 12, 2009.
(b)	No response is required.
(c)
At the annual meeting, the shareholders voted upon the election of directors and an advisory proposal to approve the compensation of FNB United’s named executive officers as determined by the Compensation Committee of the Board of Directors.

The shareholders voted in favor of electing the following persons as directors of FNB United Corp.:

For Terms Ending in 2012	Votes For	Votes Withheld/ Abstentions

Larry E. Brooks	7,820,977	939,290
Eugene B. McLaurin, II	7,878,130	882,138
R. Reynolds Neely, Jr.	7,841,767	918,500
Suzanne B. Rudy	7,742,875	1,017,392
Carl G. Yale	7,770,153	990,115

6,860,248 shares voted to approve the compensation of FNB United’s named executive officer, 1,633,045 shares voted against and 255,509 shares abstained

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits to this report are listed in the index to exhibits on pages 37-39 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FNB United Corp.
(Registrant)

Date: August 7, 2009	By:	/s/ Mark A. Severson
Mark A. Severson
Executive Vice President and Chief
Financial Officer
(Duly Authorized Officer and Principal
Financial Officer)

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