Form 10-Q
period 2009-09-30
FNB United Corp.
filed 2009-11-06
CIK 764811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

  For the quarterly period ended September 30, 2009                 Commission File Number 0-13823

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

As of November 4, 2009 (the most recent practicable date), the Registrant had outstanding 11,426,413 shares of Common Stock.

FNB United Corp. and Subsidiary
Report on Form 10-Q
September 30, 2009

FORWARD LOOKING STATEMENTS

Some of our statements contained in this quarterly report on Form 10-Q, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are not historical facts are “forward-looking statements” that are based upon our current expectations and projections about future events and our future financial performance. Forward-looking statements are not guarantees of performance or results. They often contain words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following: the effects of future economic conditions, including inflation or a decrease in residential housing values; governmental monetary and fiscal policies, as well as legislative and regulatory changes; our ability to maintain required capital levels and adequate sources of funding and liquidity; the risks of changes in interest rates; changes in the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities; credit risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with competitors offering banking products and services by mail, telephone and the Internet; our ability to receive dividends from our subsidiary; the effects of critical accounting policies and judgments; fluctuations in our stock price; the effect of any mergers, acquisitions or other transactions to which we or our subsidiary may from time to time be a party; and the failure of assumptions underlying the establishment of our allowance for loan losses. All forward-looking statements speak only as of the date on which such statements are made and FNB United Corp. undertakes no obligation to update any statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

PART I.              FINANCIAL INFORMATION
Item 1.                 Financial Statements

FNB United Corp. and Subsidiary
Consolidated Balance Sheets (unaudited)

(dollars in thousands, except share and per share data)	September 30,	December 31,
	2009	2008
Assets
Cash and due from banks	$32,160	$28,743
Interest-bearing bank balances	376	404
Federal funds sold	65,064	206
Investment securities:
Available-for-sale, at estimated fair value (amortized cost of $254,466 in 2009 and $206,072 in 2008)	261,811	205,426
Held-to-maturity (estimated fair value of $93,266 in 2009 and $27,580 in 2008)	92,777	27,794
Loans held for sale	52,520	36,138
Loans held for investment	1,576,530	1,585,195
Less: Allowance for loan losses	(42,349)	(34,720)
Net loans held for investment	1,534,181	1,550,475
Premises and equipment, net	48,852	50,947
Goodwill	-	52,395
Core deposit premiums	5,166	5,762
Other assets	100,999	86,144
Total Assets	$2,193,906	$2,044,434

Liabilities
Deposits:
Noninterest-bearing demand deposits	$147,751	$150,273
Interest-bearing deposits:
Demand, savings and money market deposits	577,778	479,223
Time deposits of $100,000 or more	445,545	407,539
Other time deposits	550,668	477,712
Total deposits	1,721,742	1,514,747
Retail repurchase agreements	19,467	18,145
Federal Home Loan Bank advances	167,953	238,910
Federal funds purchased	75,000	37,000
Subordinated debt	15,000	15,000
Junior subordinated debentures	56,702	56,702
Other liabilities	9,439	16,013
Total Liabilities	2,065,303	1,896,517

Shareholders' Equity
Preferred stock, $10.00 par value; authorized 200,000 shares, 51,500 shares issued and outstanding at $1,000 stated value	48,033	-
Common stock warrant	3,891	-
Common stock, $2.50 par value; authorized 50,000,000 shares, issued 11,426,413 shares in 2009 and 11,428,003 shares in 2008	28,566	28,570
Surplus	114,983	114,772
Retained earnings (accumulated deficit)	(67,385)	8,904
Accumulated other comprehensive income (loss)	515	(4,329)
Total Shareholders' Equity	128,603	147,917
Total Liabilities and Shareholders' Equity	$2,193,906	$2,044,434

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary
Consolidated Statements of Income (Loss) (unaudited)

(dollars in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest Income
Interest and fees on loans	$21,132	$25,715	$63,995	$79,781
Interest and dividends on investment securities:
Taxable income	4,689	1,795	11,864	5,386
Non-taxable income	562	471	1,756	1,501
Other interest income	115	204	282	723
Total interest income	26,498	28,185	77,897	87,391
Interest Expense
Deposits	7,969	10,150	25,448	32,578
Retail repurchase agreements	30	204	97	616
Federal Home Loan Bank advances	1,458	1,927	4,534	5,440
Federal funds purchased	56	114	141	412
Other borrowed funds	568	860	1,881	2,364
Total interest expense	10,081	13,255	32,101	41,410
Net Interest Income before Provision for Loan Losses	16,417	14,930	45,796	45,981
Provision for loan losses	17,500	9,370	37,084	12,267
Net Interest (Loss)/Income after Provision for Loan Losses	(1,083)	5,560	8,712	33,714
Noninterest Income
Service charges on deposit accounts	2,333	2,450	6,640	6,742
Mortgage loan income	4,113	2,111	8,651	3,910
Cardholder and merchant services income	650	615	1,854	1,681
Trust and investment services	459	458	1,241	1,389
Bank owned life insurance	363	243	833	728
Other service charges, commissions and fees	301	136	882	523
Securities gains, net	620	-	617	6
Total other-than-temporary impairment loss	(3,985)	-	(4,985)	-
Portion of loss recognized in other comprehensive income	-	-	-	-
Net impairment loss recognized in earnings	(3,985)	-	(4,985)	-
Other income	106	421	362	713
Total noninterest income	4,960	6,434	16,095	15,692
Noninterest Expense
Personnel expense	8,559	8,349	24,826	26,242
Net occupancy expense	1,365	1,354	4,173	4,012
Furniture, equipment, and data processing expense	1,843	1,616	5,325	4,948
Professional fees	487	727	1,720	1,446
Stationery, printing and supplies	137	296	536	880
Advertising and marketing	480	344	1,536	1,047
Goodwill impairment	52,395	-	52,395	1,800
FDIC insurance	1,577	404	3,440	724
Other expense	4,710	2,185	9,566	7,192
Total noninterest expense	71,553	15,275	103,517	48,291
(Loss)/income before income taxes	(67,676)	(3,281)	(78,710)	1,115
Income taxes (benefit)/expense	(185)	(1,570)	(5,050)	363
Net (Loss)/Income	(67,491)	(1,711)	(73,660)	752
Preferred stock dividends	(813)	-	(2,055)	-
Net (Loss)/Income to Common Shareholders	$(68,304)	$(1,711)	$(75,715)	$752

Net (loss)/income per common share:
Basic	$(5.98)	$(0.15)	$(6.63)	$0.07
Diluted	$(5.98)	$(0.15)	$(6.63)	$0.07

Weighted average number of common shares outstanding:
Basic	11,420,868	11,404,885	11,414,928	11,408,037
Diluted	11,420,868	11,404,885	11,414,928	11,410,830

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) (unaudited)
For the Nine Months Ended September 30, 2009 and 2008

(in thousands, except share and per share data)					Common		Retained Earnings	Accumulated Other
	Preferred Stock		Common Stock		Stock		(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Warrant	Surplus	Deficit)	(Loss) Income	Total
Balance, December 31, 2007	-	$-	11,426,902	$28,567	$-	$114,119	$74,199	$(629)	$216,256

Cumulative effect of a change in accounting principle - adoption of EITF 06-4	-	-	-	-	-	-	(344)	-	(344)
Comprehensive income:
Net income	-	-	-	-	-	-	752	-	752
Other comprehensive income, net of taxes:
Unrealized holding gains (losses) arising during the period on securities available-for-sale,net of tax	-	-	-	-	-	-	-	(1,945)	(1,945)
Reclassification adjustment for losses (gains) on securities available-for-sale included in net income, net of tax	-	-	-	-	-	-	-	-	-
Change in unrealized gains (losses) on securities,net of tax	-	-	-	-	-	-	-	(1,945)	(1,945)
Interest rate swap, net of tax	-	-	-	-	-	-	-	192	192
Pension and post-retirement liability, net of tax	-	-	-	-	-	-	-	42	42
Total comprehensive income									(959)
Cash dividends declared on common stock, $.35 per share	-	-	-	-	-	-	(3,998)	-	(3,998)
Merger acquisition of subsidiary companies:
Common stock issued	-	-	-	-	-	-	-	-	-
Fair value of stock options assumed	-	-	-	-	-	-	-	-	-
Stock options:
Proceeds from options exercised	-	-	150	1	-	1	-	-	2
Compensation expense recognized	-	-	-	-	-	328	-	-	328
Net tax benefit related to option exercises	-	-	-	-	-	-	-	-	-
Restricted stock:
Shares issued/terminated, subject to restriction	-	-	(5,049)	(13)	-	(60)	-	-	(73)
Compensation expense recognized	-	-	-	-	-	205	-	-	205
Other compensatory stock issued	-	-	-	-		-	-	-	-
Adjustment to initially apply SFAS No. 158	-	-	-	-		-	-	-	-
Balance, September 30, 2008	-	$-	11,422,003	$28,555	$-	$114,593	$70,609	$(2,340)	$211,417

Balance, December 31, 2008	-	$-	11,428,003	$28,570	$-	$114,772	$8,904	$(4,329)	$147,917
Cumulative effect of a change in accounting principle - adoption of EITF 06-4	-	-	-	-	-	-	-	-	-
Comprehensive income (loss):
Net loss	-	-	-	-	-	-	(73,660)	-	(73,660)
Other comprehensive income, net of taxes:
Unrealized holding gain (losses) arising during the period on securities available-for-sale,	-	-	-	-	-	-	-	2,069	2,069
Reclassification adjustment for (gains)on securities available-for-sale included in net income	-	-	-	-	-	-	-	(244)	(244)
Unrealized gain (losses) on securities for which credit-related portion was recognized in net realized investment gains (losses)	-	-	-	-	-	-	-	3,016	3,016
Change in unrealized (losses) on securities,net of tax	-	-	-	-	-	-	-	4,841	4,841
Interest rate swap, net of tax	-	-	-	-	-	-	-	3	3
Pension and post-retirement liability, net of tax	-	-	-	-	-	-	-	-	-
Total comprehensive loss									(68,816)
Issuance of preferred stock	51,500	47,609	-	-	3,891	-	-	-	51,500
Accretion of discount on preferred stock	-	424	-	-	-	-	(424)	-	-
Cash dividends declared on common stock, $0.05 per share	-	-	-	-	-	-	(574)	-	(574)
Cash dividends declared on Series A preferred stock, $12.50 per share	-	-	-	-	-	-	(1,631)	-	(1,631)
Stock options:
Proceeds from options exercised	-	-	-	-	-	-	-	-	-
Compensation expense recognized	-	-	-	-	-	168	-	-	168
Restricted stock:
Shares issued, subject to restriction	-	-	(1,590)	(4)	-	(139)	-	-	(143)
Compensation expense recognized	-	-	-	-	-	182	-	-	182
Balance, September 30, 2009	51,500	$48,033	11,426,413	$28,566	$3,891	$114,983	$(67,385)	$515	$128,603

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary
Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)	Nine Months Ended September 30,
	2009	2008
Operating Activities
Net (loss)/income	$(73,660)	$752
Adjustments to reconcile net income/(loss) to cash (used in) provided by operatings activities:
Depreciation and amortization of premises and equipment	2,706	2,571
Provision for loan losses	37,084	12,267
Deferred income taxes	(288)	486
Deferred loan fees and costs, net	(1,171)	131
Premium amortization and discount accretion of investment securities, net	(1,360)	(172)
(Gain) on sale of investment securities	(617)	(6)
Other-than-temporary impairment charge	4,985	-
Amortization of core deposit premiums	596	603
Stock compensation expense	350	533
Income from bank owned life insurance	(833)	(728)
Mortgage loans held for sale:
Origination of mortgage loans held for sale	(600,482)	(237,627)
Proceeds from sale of mortgage loans held for sale	592,612	238,383
Gain on mortgage loan sales	(8,651)	(3,910)
Mortgage servicing rights capitalized	(1,396)	(958)
Mortgage servicing rights amortization and impairment	465	289
Goodwill impairment	52,395	1,800
Changes in assets and liabilities:
(Increase)/decrease in interest receivable	(1,145)	1,261
Decrease in other assets	8,076	23
(Decrease)/increase in accrued interest and other liabilities	(10,249)	125
Net cash (used in) provided by operating activities	(583)	15,823
Investing Activities
Available-for-sale securities:
Proceeds from sales	26,354	-
Proceeds from maturities and calls	60,405	82,978
Purchases	(140,046)	(122,218)
Held-to-maturity securities:
Proceeds from maturities and calls	17,285	12,268
Purchases	(80,373)	-
Net increase in loans held for investment	(38,501)	(151,045)
Purchases of premises and equipment	(781)	(7,273)
Purchases of SBIC investments	(100)	(75)
Net cash used in investing activities	(155,757)	(185,365)
Financing Activities
Net increase in deposits	206,995	78,640
Increase/(decrease) in retail repurchase agreements	1,322	(3,581)
(Decrease)/increase in Federal Home Loan Bank advances	(71,025)	80,478
Increase/(decrease) in federal funds purchased	38,000	(4,500)
Increase in other borrowings	-	20,000
Proceeds from exercise of stock options	-	2
Proceeds from issuance of Series A preferred stock and common stock warrant	51,500	-
Cash dividends paid on common stock	(574)	(4,570)
Cash dividends paid on Series A preferred stock	(1,631)	-
Net cash provided by financing activities	224,587	166,469
Net Increase/(Decrease) in Cash and Cash Equivalents	68,247	(3,073)
Cash and Cash Equivalents at Beginning of Period	29,353	39,117
Cash and Cash Equivalents at End of Period	$97,600	$36,044

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$33,140	$41,855
Income taxes, net of refunds	195	1,374
Noncash transactions:
Foreclosed loans transferred to other real estate	20,251	6,400
Unrealized securities gains/(losses), net of income taxes (benefit)/expense	4,841	(1,945)
Application of SFAS No. 158 to employee benefit plan costs, net of income taxes	-	42
Interest rate swap	3	192
Adoption of EITF Issue 06-4	-	(344)

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

General

The accompanying consolidated financial statements, prepared without audit, include the accounts of FNB United and its subsidiary (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated.  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Operating results for the three and nine month periods ending September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. Certain reclassifications have been made to the prior period consolidated financial statements to place them on a comparable basis with the current period consolidated financial statements. These reclassifications have no effect on net income or shareholders’ equity as previously reported.  Descriptions of the organization and business of FNB United, accounting policies followed by the Company and other relevant information are contained in the Company’s 2008 Annual Report on Form 10-K, including in the notes to the Consolidated Financial Statements filed as part of that report. This quarterly report should be read in conjunction with that Annual Report.

Reclassification

Certain amounts in the consolidated financial statements for the three and nine months ended September 30, 2008 have been reclassified to conform to the 2009 presentation.  These reclassifications have had no impact on reported amounts of net income.

2.         Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include the balance sheet captions:  cash and due from banks, interest-bearing bank balances and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

3.         Comprehensive Income

Comprehensive income is defined as the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources and, accordingly, includes both net income and amounts referred to as other comprehensive income. The items of other comprehensive income are included in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income.  The accumulated balance of other comprehensive income is included in the shareholders’ equity section of the consolidated balance sheet. The Company’s components of accumulated other comprehensive income at September 30, 2009 include unrealized gains/(losses) on investment securities classified as available-for-sale and the changes in the value of the interest rate swap on one issue of trust preferred securities.

For the nine months ended September 30, 2009 and 2008, total other comprehensive (loss)/income was $(68.8) million and $(1.0) million, respectively.  The deferred income tax benefit/(liability) related to the components of other comprehensive income amounted to $3.5 million and $1.1 million, respectively, for the same periods as previously mentioned.

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(dollars in thousands)	September 30, 2009		December 31, 2008
	Pretax	After-tax	Pretax	After-tax
Net unrealized securities gains/(losses)	$7,329	$4,471	$(608)	$(371)
Other-than-temporary impairment losses on debt securities	-	-	-	-
Net unrealized gains on cash flow derivatives	(489)	(298)	(491)	(300)
Pension, other postretirement and postemployment benefit plan adjustments	(5,996)	(3,658)	(5,996)	(3,658)
Accumulated other comprehensive income	$844	$515	$(7,095)	$(4,329)

4.         Earnings Per Share

Basic net income per share, or basic earnings per share (“EPS”), is computed by dividing net income/ (loss) to common shareholders by the weighted average number of common shares outstanding for the period.  In 2009, the Company accrued and/or paid dividends of approximately $1.6 million on Series A preferred stock, which combined with the $423,800 accretion of the discount on the preferred stock, increased the net loss to common shareholders by $2.1 million.  Diluted EPS reflects the potential dilution that could occur if the Company’s potential common stock, which consists of dilutive stock options and a common stock warrant, were exercised.  As required for entities with complex capital structures, a dual presentation of basic and diluted EPS is included on the face of the income statement, and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is provided in this footnote.

(dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net (loss) income to common shareholders	$(68,304)	$(1,711)	$(75,715)	$752
Denominator:
Weighted average common shares outstanding	11,420,868	11,404,885	11,414,928	11,408,037
Equivalent shares from potential common stock issuance	-	-	-	2,793
Diluted weighted average common shares outstanding	11,420,868	11,404,885	11,414,928	11,410,830

Net (loss) income per share:
Basic	$(5.98)	$(0.15)	$(6.63)	$0.07
Diluted	$(5.98)	$(0.15)	$(6.63)	$0.07

Due to a net loss for the three and nine months ended September 30, 2009, all stock options and the common stock warrant were considered anti-dilutive and thus are not included in this calculation. Additionally, for the three and nine months ended September 30, 2009 there were 2,817,596 and 2,474,248 antidilutive shares, respectively.  For the three and nine months ended September 30, 2008 there were 690,088 and 667,791 shares relating to stock options.  There were no common stock warrants in 2008.  Because the exercise price exceeded the average market price for the periods discussed, they were omitted from the calculation of diluted earnings per share for their respective periods.

5.         Investment Securities

Summaries of the amortized cost and estimated fair value of investment securities and the related gross unrealized gains and losses are presented below:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
September 30, 2009
U.S. Government agencies and corporations	$87,567	$2,051	$54	$89,564
Mortgage-backed securities	101,595	2,504	18	104,082
State, county and municipal	48,716	2,905	35	51,586
Other debt securities	13,921	447	-	14,367
Equity securities	2,667	-	455	2,212
Total	$254,466	$7,907	$562	$261,811
December 31, 2008
U.S. Government agencies and corporations	$92,076	$2,616	$229	$94,463
Mortgage-backed securities	66,583	1,546	11	68,118
State, county and municipal	38,336	921	343	38,914
Other debt securities	6,410	2	4,310	2,102
Equity securities	2,667	-	838	1,829
Total	$206,072	$5,085	$5,731	$205,426
Held to Maturity
September 30, 2009
U.S. Government agencies and corporations	$-	$-	$-	$-
Mortgage-backed securities	77,860	1,566	1,443	77,983
State, county and municipal	13,917	553	-	14,470
Other debt securities	1,000	-	187	813
Total	$92,777	$2,119	$1,630	$93,266
December 31, 2008
U.S. Government agencies and corporations	$2,008	$39	$-	$2,047
Mortgage-backed securities	8,420	117	1	8,536
State, county and municipal	16,366	171	252	16,285
Other debt securities	1,000	-	288	712
Total	$27,794	$327	$541	$27,580

The Bank, as a member of the Federal Home Loan Bank (the “FHLB”) of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon the balances of total assets and FHLB advances.  FHLB capital stock is pledged to secure FHLB advances.  This investment is carried at cost since no ready market exists for FHLB stock and there is no quoted market value.  However, redemption of this stock has historically been at par value.  At September 30, 2009 and December 31, 2008, the Bank owned a total of $12.9 million and $14.2 million, respectively, of FHLB stock.  Due to the redemption provisions of FHLB stock, the Company estimated that fair value approximates cost and that this investment was not impaired at September 30, 2009.  FHLB stock is included in other assets at its original cost basis.

The Bank, as a member bank of the Federal Reserve Bank (the “FRB”) of Richmond, is required to own capital stock of the FRB of Richmond based upon a percentage of the Bank’s common stock and surplus.  This investment is carried at cost since no ready market exists for FRB stock and there is no quoted market value.  At September 30, 2009 and December 31, 2008, the Bank owned a total of $5.3 million and $5.3 million, respectively of FRB stock.  Due to the nature of this investment in an entity of the U.S. Government, the Company estimated that fair value approximates cost and that this investment was not impaired at September 30, 2009.  FRB stock is included in other assets at its original cost basis.

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008.  All unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss.

(dollars in thousands)	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2009
Available-for-Sale - Temporary Impairment
U.S. Government agencies and corporations	$11,578	$54	$-	$-	$11,578	$54
Mortgage-backed securities	1,137	18	-	-	1,137	18
State, county and municipal	-	-	832	35	832	35
Other debt securities	-	-	-	-	-	-
Equity securities	-	-	2,667	454	2,667	454
Total	$12,715	$72	$3,499	$489	$16,214	$561
Available-for-Sale - Other Than Temporary Impairment
Other debt securities	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-
Held-to-Maturity - Temporary Impairment
U.S. Government agencies and corporations	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	27,885	1,443	-	-	27,885	1,443
State, county and municipal	-	-	-	-	-	-
Other debt securities	-	-	813	187	813	187
Total	$27,885	$1,443	$813	$187	$28,698	$1,630
December 31, 2008
Available-for-Sale - Temporary Impairment
U.S. Government agencies and corporations	$19,941	$221	$1,289	$8	$21,230	$229
Mortgage-backed securities	4,475	11	-	-	4,475	11
State, county and municipal	6,348	343	-	-	6,348	343
Other debt securities	-	-	644	4,310	644	4,310
Equity securities	52	11	2,615	827	2,667	838
Total	$30,816	$586	$4,548	$5,145	$35,364	$5,731
Held-to-Maturity - Temporary Impairment
U.S. Government agencies and corporations	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	4,488	1	227	1	4,715	2
State, county and municipal	1,916	56	4,126	195	6,042	251
Other debt securities	-	-	712	288	712	288
Total	$6,404	$57	$5,065	$484	$11,469	$541

At September 30, 2009, the Company had two available-for-sale securities and one held-to-maturity security that were in an unrealized loss position for longer than 12 months.  At December 31, 2008, the Company had three available-for-sale securities and 15 held-to-maturity securities that were in an unrealized loss position for longer than 12 months.  All of these securities’ impairments are deemed to be temporary as the declines in fair value noted above were attributable to increases in interest rates and not attributable to credit quality.  The Company has the intent to hold these securities until maturity or a market price recovery.

The aggregate amortized cost and fair value of debt securities at September 30, 2009, by remaining contractual maturity, are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

(dollars in thousands)	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$22,840	$23,071	$1,556	$1,573
Due after one one year through five years	49,516	51,364	5,678	5,674
Due after five years through 10 years	60,123	61,682	5,906	6,188
Due after 10 years	17,725	19,400	1,777	1,848
Total	150,204	155,517	14,917	15,283
Mortgage-backed securities	101,595	104,082	77,860	77,983
Equity securities	2,667	2,212	-	-
Total	$254,466	$261,811	$92,777	$93,266

Impairment of securities rated below investment grade were evaluated to determine if we expect not to recover the entire amortized cost basis of the security.  This evaluation was based on projections of estimated cash flows based on individual loans or issuers underlying each security using anticipated default rates and severities at foreclosure or default.  Collectively, all non-rated securities are considered immaterial.

As of September 30, 2009, the Bank identified one security where expected cash flows were less than contractual cash flows.  This security is backed by a pool of issuers of trust preferred securities.  As of this date, issuers within the pool were either deferring or had defaulted on approximately 30% of the outstanding pool balance.  The security owned by the Bank is in a subordinated position to other securities backed by the trust preferred pool and was not paying dividends this quarter; the Company does not expect to receive any further dividend.

The Bank performed two separate impairment tests assuming that current issuers in default would have no recovery, that a substantial amount of issuers currently deferring would default with a lower severity rate and that additional issuers would default. Though the Bank does not know what the ultimate default and severity rates will be, management determined that this evaluation represented the best estimate of expected loss under a severe stress scenario.

Based on the evaluation, other-than-temporary impairment for the quarter ended September 30, 2009 was $4.0 million.  A $1.0 million other-than-temporary impairment charge due to the credit-related factors was recognized in earnings during the second quarter for a total of $5.0 million for 2009.

The following table, as of September 30, 2009, shows a roll forward of the amount related to credit losses recognized on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income as of June 30, 2009.  There was no portion of an other-than-temporary impairment recognized in other comprehensive income as of September 30, 2009.

(dollars in thousands)	September 30, 2009

Balance of credit losses on debt securities at the beginning of the current period	$1,000
Additional increase related to the credit loss for which an other-than-impairment was recognized	3,985
Balance of credit losses on debt securities at the end of the current period	$4,985

6.         Loans

The following summary sets forth the major categories of loans.

(dollars in thousands)	At September 30, 2009		At December 31, 2008
Loans held for sale	$52,520		$36,138

Loans held for investment:
Commercial and agricultural	$192,587	12.2%	$184,909	11.7%
Real estate-construction	417,880	26.5	453,668	28.6
Real estate-mortgage:
1-4 family residential	393,362	25.0	369,948	23.3
Commercial	528,803	33.5	540,192	34.1
Consumer	43,898	2.8	36,478	2.3
Total	$1,576,530	100.0%	$1,585,195	100.0%

The following is a summary of nonperforming assets for the periods ended as presented:

(dollars in thousands)	September 30, 2009	December 31, 2008
Loans on nonaccrual status	$146,227	$95,173
Loans more than 90 days delinquent, still on accrual	7,670	853
Real estate owned / Repossessed assets	24,634	6,898
Total	$178,531	$102,924

7.         Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance, beginning of period	$36,844	$18,845	$34,720	$17,381
Provision charged to operations	17,500	9,370	37,084	12,267
Net charge-offs:
Charge-offs	(12,988)	(2,031)	(31,426)	(4,183)
Recoveries	993	566	1,971	1,285
Net charge-offs	(11,995)	(1,465)	(29,455)	(2,898)
Balance, end of period	$42,349	$26,750	$42,349	$26,750

Annualized net charge-offs during the period to average loans	2.99%	0.37%	2.48%	0.25%
Annualized net charge-offs during the period to allowance for loan losses	112.37%	21.91%	92.99%	14.44%
Allowance for loan losses to loans held for investment	2.69%	1.68%	2.69%	1.68%

8.         Postretirement Employee Benefit Plans

The accompanying table details the components of the net periodic costs of the Company’s postretirement benefit plans as recognized in the Company’s Consolidated Statements of Income (Loss):

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Pension Plan
Service cost	$50	$66	$153	$198
Interest cost	183	165	508	495
Expected return on plan assets	(138)	(235)	(412)	(705)
Amortization of prior service cost	1	1	3	3
Amortization of net actuarial loss	77	2	237	6
Net periodic pension cost (income)	$173	$(1)	$489	$(3)
Supplemental Executive Retirement Plan
Service cost	$68	$34	$166	$102
Interest cost	33	36	108	108
Expected return on plan assets	-	-	-	-
Amortization of prior service cost	12	17	36	51
Amortization of net actuarial (gain) loss	(2)	2	(4)	6
Net periodic SERP cost	$111	$89	$306	$267
Other Postretirement Defined Benefit Plans
Service cost	$6	$4	$16	$12
Interest cost	23	18	70	54
Expected return on plan assets	-	-	-	-
Amortization of prior service (credit)	(1)	(1)	(3)	(3)
Amortization of net actuarial loss	7	-	17	-
Net periodic postretirement benefit cost	$35	$21	$100	$63

The Company expects to contribute $0.6 million to its pension plan in the fourth quarter 2009. The other postretirement benefit plans are unfunded plans; and consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.

9.         Recent Accounting Pronouncements

Business Combinations.  As the acquiring entity in a business combination, the Company is required to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. In addition, the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained has been expanded. This applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Noncontrolling Interests in Consolidated Financial Statements. The relevance, comparability and transparency of financial information provided to investors has been improved by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way - as equity in the Consolidated Financial Statements. Moreover, the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests has been eliminated by requiring they be treated as equity transactions. This applies to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This had no effect on financial position or results of operations.

Disclosures about Derivative Instruments and Hedging Activities.  The Company is required to provide enhanced disclosures related to derivative and hedging activities. This requirement is effective as of January 1, 2009 and has been adopted by the Company.  See Note 10 for additional disclosures.

Recognition and Presentation of Other-Than-Temporary Impairments.  A new model for evaluating other-than-temporary impairment (“OTTI”) on debt securities was created. If an entity intends to sell a debt security, or cannot assert it is more likely than not that it will not have to sell the security before recovery, OTTI must be taken. If the entity does not intend to sell the debt security before recovery, but the entity does not expect to recover the entire amortized cost basis, then OTTI must be taken, but the amount of impairment is to be bifurcated between impairment due to credit (which is recorded through earnings) and noncredit impairment (which becomes a component of other comprehensive income (“OCI”) for both available-for-sale (“AFS”) and held-to-maturity securities (“HTM”)). For HTM securities, the amount in OCI will be amortized prospectively over the security’s remaining life. Upon adoption, a cumulative effect adjustment must be made to opening retained earnings in the period adopted that reclassifies the noncredit portion of previously taken OTTI from retained earnings to accumulated OCI. The Company is required to present annual disclosures in interim financial statements, and new disclosures are also required.  The Company’s adoption required new disclosures that were included in this report on Form 10-Q.  See Note 5 for additional disclosures.

Interim Disclosures about Fair Value of Financial Instruments.  The Company is required to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually.  The adoption of this requirement did not have a material effect on the Company’s consolidated financial position or results of operations, although new disclosures were included in this report on  Form 10-Q.  See Note 11 for additional disclosures.

Subsequent Events.  This requirement sets forth the circumstances under which an entity should recognize events occurring after the balance sheet date and the disclosures that should be made.  The Company is also required to disclose the date through which the entity has evaluated subsequent events.  The adoption of  this requirement did not have a material effect on the Company’s consolidated financial position or results of operations, although a new disclosure was included in this report on Form 10-Q.  See Note 14 for the disclosure.

Accounting for Transfers of Financial Assets.  This requirement eliminates the concept of a qualifying special purpose entity (QSPE), changes the requirements for derecognizing financial assets, and requires additional disclosures, including information about continuing exposure to risks related to transferred financial assets.  It is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009.  The disclosure requirements must be applied to transfers that occurred before and after the effective date.  The Company has not yet completed its assessment of the impact of this requirement.

Special Purpose Entities.   The requirement created new criteria for determining the primary beneficiary, eliminates the exception to consolidating QSPEs, requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures.  It is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly-consolidated VIEs).  The Company has determined that this requirement will have no effect on financial position or results of operations.

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  The Codification is the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities and will supersede all non-SEC accounting and reporting standards.  This statement is effective for financial statements issued for interim and annual financial statements ending after September 15, 2009.  Since the underlying GAAP guidance for nongovernmental entities will not change, the Company’s adoption did not have an impact on its financial condition or results of operations.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The Company is required to consider factors to determine whether there has been a significant decrease in the volume and level of activity compared to normal market activity and to consider whether an observed transaction was not orderly based on the weight of available evidence.  Additionally, this includes all assets and liabilities subject to fair value measurements and requires enhanced disclosures, including disclosure of investment securities by major security type.  The adoption of this guidance required new disclosures that were included in this report on Form 10-Q.  See Note 5 for additional disclosures.

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

On March 14, 2008, FNB United entered into an interest rate swap to convert the floating rate cash flows on a $20 million trust preferred security to a fixed rate cash flow. As structured, the pay-fixed, receive-floating swap is evaluated, using the long-haul method, as being a cash flow hedge in which the ineffectiveness would be determined by any difference in valuation.  Consequently, the difference in cash flows in each period between the fixed rate interest payments that the Company makes and the variable interest payments received as well as any ineffectiveness in the cash flow hedge is currently reported in earnings, while gains and losses on the value of the swap instrument are recorded in shareholders’ equity as a component of “Accumulated other comprehensive income (loss)”.  The Company adopted an update to the accounting standards for Derivatives and Hedging in the first quarter 2009, which requires expanded disclosures related to derivative and hedging activities.  The Company has included these disclosures below.

Mortgage banking derivatives used in the ordinary course of business consist of mandatory forward sales contracts (“forward contracts”) and rate lock loan commitments. The fair value of the Company’s derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants.

The table below provides data about the carrying values of derivative instruments:

	As of September 30, 2009			As of December 31, 2008
	Assets	(Liabilities)		Assets	(Liabilities)
(dollars in thousands)			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
Derivatives designated as hedging instruments:
Interest rate swap contracts (1)	$-	$(459)	$(459)	$-	$(457)	$(457)
Derivatives not designated as hedging instruments:
Mortgage loan forward sales and MBS (1)	$-	$(245)	$(245)	$-	$-	$-
Mortgage loan rate lock commitments (2)	287	-	287	-	-	-

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

The table below provides data about the amount of gains and losses related to derivative instruments designated as hedges included in the “Accumulated other comprehensive income (loss)” section of “Shareholders’ Equity” on the Company’s Consolidated Balance Sheets, and in “Other income” in the Company’s Consolidated Statements of Income:

	Gain or (Loss), Net of Tax		Gain or (Loss) in Income
	Recognized in Accumulated Other		(Ineffective Portion and Amount
(dollars in thousands)	Comprehensive Loss (Effective Portion)		Excluded from Effectiveness Testing)
	As of	As of	Three months ended	Three months ended
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Derivatives designated as hedging instruments:
Interest rate swap contracts	$(298)	$(301)	$-	$-

On April 7, 2009, Dover irrevocably opted to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  This election allowed Dover to enter into a hedging arrangement for the purpose of limiting risk inherent in the closed but unlocked mortgage loan pipeline and loans held for sale portfolio.  These loans have interest rate locks but have not yet settled.   The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

(dollars in thousands)	Gain or (Loss) During Nine Months Ended
	September 30, 2009	December 31, 2008
Derivatives not designated as hedging instruments:
Mortgage loan forward sales and MBS (1)	$(245)	$-
Mortgage loan rate lock commitments (2)	287	-
Total	$42	$-

(1) Recognized in "Other expense" in the Company's consolidated statements of income.
(2) Recognized in "Mortgage loan sales" in the Company's consolidated statements of income.

11.       Fair Values of Assets and Liabilities

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, derivative assets, Dover loans held for sale and mortgage servicing rights are recorded at fair value on a recurring basis. Additionally, from time-to-time, the Company may be required to record at fair value other assets and liabilities on a non-recurring basis, such as loans held for sale, loans held for investment, impaired loans and certain other assets and liabilities.  These non-recurring fair value adjustments typically involve application of lower or cost or market accounting or write-downs of individual assets or liabilities.

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

Loans Held for Sale

The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  All loans held for sale originating from Dover are booked at fair value and are included in the recurring table.  All loans held for sale originated at the Bank are carried at the lower of cost of market and may be considered nonrecurring fair value adjustments if market is lower than cost.  Dover loans held for sale and Bank loans held for sale are all recorded at Level 2.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans. At September 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loans as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis:

September 30, 2009

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$261,811	$2,212	$259,599	$-
Derivative assets	-	-	-	-
Loans held for sale	49,671	-	49,671	-
Mortgage servicing rights	4,974	-	-	4,974
Total assets at fair value	$316,456	$2,212	$309,270	$4,974
Derivative liabilities	$(704)	$-	$(704)	$-
Total liabilities at fair value	$(704)	$-	$(704)	$-

December 31, 2008

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$205,426	$1,829	$203,597	$-
Mortgage servicing rights	4,043	-	-	4,043
Total assets at fair value	$209,469	$1,829	$203,597	$4,043
Derivative liabilities	$(457)	$-	$(457)	$-
Total liabilities at fair value	$(457)	$-	$(457)	$-

The following are reconciliations of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods ended September 30, 2009 and 2008:

September 30, 2009

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
(dollars in thousands)	Investment
	Securities	Mortgage
	Available-	Servicing
	for-Sale	Rights	Total
Beginning balance at December 31, 2008	$-	$4,043	$4,043
Total gains or losses (realized/unrealized):
Included in earnings	-	(465)	(465)
Included in other comprehensive income	-	-	-
Purchases, issuances and settlements	-	1,396	1,396
Transfers in/out of Level 3	-	-	-
Ending balance at September 30, 2009	$-	$4,974	$4,974

September 30, 2008

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
(dollars in thousands)	Investment
	Securities	Mortgage
	Available-	Servicing
	for-Sale	Rights	Total
Beginning balance at December 31, 2007	$-	$-	$-
Total gains or losses (realized/unrealized):
Included in earnings	-	-	-
Included in other comprehensive income	-	-	-
Purchases, issuances and settlements	-	-	-
Transfers in/out of Level 3	3,402	-	3,402
Ending balance at September 30, 2008	$3,402	$-	$3,402

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

September 30, 2009

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans	$84,065	$-	$-	$84,065
Other real estate owned	24,507	-	-	24,507
Total assets at fair value	$108,572	$-	$-	$108,572

December 31, 2008

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans	$94,782	$-	$-	$94,782
Total assets at fair value	$94,782	$-	$-	$94,782

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

The estimated fair values of financial instruments are as follows:

	As of September 30, 2009		As of December 31, 2008
(dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$97,600	$97,600	$29,353	$29,353
Investment securities:
Available-for-sale	261,811	261,811	205,426	205,426
Held-to-maturity	92,777	93,266	27,794	27,580
Loans held for sale	52,520	52,520	36,138	36,138
Net loans	1,534,181	1,480,769	1,585,195	1,480,270
Accrued interest receivable	8,009	8,009	7,196	7,196
Bank-owned life insurance	30,612	30,612	29,901	29,901
Other earning assets	83,667	83,667	19,825	19,825

Financial Liabilities
Deposits	$1,721,742	$1,672,928	$1,514,747	$1,526,719
Retail repurchase agreements	19,467	19,467	18,145	18,145
Federal Home Loan Bank advances	167,953	175,314	238,910	248,283
Federal funds purchased	75,000	75,000	37,000	37,000
Subordinated debt	15,000	15,000	15,000	14,173
Junior subordinated debentures	56,702	42,049	56,702	35,603
Accrued interest payable	2,959	2,959	4,078	4,078

12.       Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  The Company is required to test goodwill for impairment on an annual basis, or more frequently if circumstances indicate that it might be impaired, by comparing the fair value of the goodwill to its recorded, or carrying, amount.  If the carrying amount of goodwill exceeds its fair value, an impairment charge must be recorded on the consolidated statement of operations in an amount equal to the excess.

For the year ended December 31, 2008, the Company recorded impairment charges of $57.8 million to write down a portion of goodwill, leaving approximately $52.4 million in goodwill carried as an asset on the Company’s consolidated balance sheet as of year-end 2008.

The deteriorating economic conditions witnessed in 2008 and 2009 have significantly affected the banking industry in general and the Company’s financial results in particular during fiscal year 2009.  For the first nine months of 2009, the Company’s earnings have been negatively affected by continued low short-term interest rates, an increase in credit losses in the Bank’s loan portfolio, recognition of declines in the fair value of certain securities, and elevated levels of FDIC premiums.  Due to the ongoing uncertainty in the general economy and the market, which may continue to negatively impact the Company’s performance and its stock price, the Company has evaluated during 2009 its remaining goodwill for impairment.

As disclosed in the Company’s report on Form 10-Q for the quarter ended June 30, 2009, the Company determined that it did not meet the first step goodwill test at the second quarter end.  The first step test was performed by averaging the net present value of projected earnings per share, the net present value of earnings per share, with consideration of both internal and analyst estimates of projections of earnings per share, and the current stock price multiplied by the estimated current control premium.  The resulting average value was lower than the Company’s book value per share, indicating possible goodwill impairment.

Upon determining that the potential for goodwill impairment existed, a second step analysis was performed.  In the second step test, the book value of the Company was compared to the aggregate fair values of the Company’s individual assets, liabilities and identified intangibles.  The analysis was completed in the third quarter and showed that the carrying value of the Company’s goodwill exceeded its fair value and resulted in a third quarter noncash charge of $52.4 million, eliminating the remaining goodwill on the Company’s consolidated balance sheet.  This charge had no effect on the Company’s liquidity, regulatory capital, or daily operations and was recorded as a component of noninterest expense on the consolidated statement of operations.

13.       Common Dividends Declared

On March 19, 2009, the Company declared a quarterly cash dividend of $0.025 per share on outstanding common shares.  The dividend was paid on April 24, 2009 to shareholders of record as of March 26, 2009.

On June 25, 2009, the Company declared a quarterly cash dividend of $0.025 per share on outstanding common shares.  The dividend was paid on July 24, 2009 to shareholders of record as of July 2, 2009.

The Company did not declare a dividend on common shares for the third quarter of 2009.

14.          Subsequent Events

In connection with its asset/liability management objectives, the Bank entered into three interest rate swap agreements during the months of October and November to manage interest rate risk.  The swaps are designated as fair value hedges of $35.0 million of Federal Home Loan Bank (“FHLB”) advances and convert the fixed rate cash flow exposure on these FHLB advances to a variable rate cash flow.  As structured, the pay-variable, receive-fixed swaps are evaluated, using the long-haul method, as being fair value hedges in which the ineffectiveness would be determined by any differences in the changes in fair values of the swaps relative to the changes in fair values of the advances.  No ineffectiveness is assumed at the inception of the hedges.  The changes in fair value of both the swaps and the advances will be recorded in earnings.  The following table describes the details and terms of each swap:

(dollars in thousands)

Notional	Settlement	Maturity	Fixed	Floating	Rate
Amount	Date	Date	Rate	Rate	Reset
$15,000	10/22/09	01/22/15	3.7810%	3 month LIBOR + 1.03%	quarterly
$10,000	10/26/09	03/17/14	2.9850%	3 month LIBOR + 0.59%	quarterly
$10,000	11/06/09	03/04/13	3.4275%	3 month LIBOR + 1.445%	quarterly

The Company evaluated subsequent events through November 6, 2009, which is the date the financial statements were issued.  As a result of that evaluation, there were no additional subsequent events that required recognition or disclosure in the financial statements.

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

Executive Summary

The Company’s total assets at September 30, 2009, were $2.2 billion, an increase of 7%, or $149.5 million from year-end 2008.  Investments grew $121.4 million, or 52%, reflecting the Company’s leveraging strategy to offset the earnings dilution resulting from participation in the Capital Purchase Program. Loans held for sale increased $16.4 million, or 45%, due to refinancing of residential mortgages. Gross loans held for investment totaled $1.6 billion at September 30, 2009, essentially flat from the prior year end.

Total deposits grew $207.0 million, to $1.7 billion in 2009, representing an 14% increase due primarily to increased consumer use of deposit account products in the current economic environment and an increase in the general consumer rate of savings.  Borrowings decreased $31.6 million or 9%, during the first nine months of 2009, compared to the period ended December 31, 2008.  Total shareholders’ equity decreased $19.3 million from the December 31, 2008 level, primarily as a result of $52.4 million goodwill impairment charge.

The Company experienced a net loss of $75.7 million in the first nine months of 2009 compared to net income of $0.8 million for the same period in 2008 and is primarily the result of a $24.8 million increase in the provision for loan losses and a $52.4 million goodwill impairment charge.  These losses were partially offset by a net income tax benefit of $6.8 million.  The Bank established a $6.0 million valuation reserve on deferred tax asset in the third quarter 2009.  FDIC insurance expense increased $2.7 million over the prior year as a result of a FDIC special assessment imposed as part of the Deposit Insurance Fund restoration plan and increase in the Bank’s deposit base.

Noninterest income increased 3% to $16.1 million for the first nine months in 2009, compared to $15.7 million for the same period in 2008.  Income from mortgage loan income increased by $4.7 million attributable to sizable increases in 2009 production driven by refinancing activity.  These increases were partially offset by a $5.0 million OTTI charge on an investment security owned by the Bank that the Bank deemed would be unlikely to recover its investments.  Excluding the OTTI charge, noninterest income increased $5.4 million or 34%.

Noninterest expense for year-to-date 2009 was $51.1 million, excluding the 2009 goodwill impairment charge of $52.4 million, compared to $46.5 million in 2008, which also excludes a 2008 goodwill impairment charge of $1.8 million.  This 10% growth can be attributed to a $2.7 million FDIC insurance expense increase over the prior year as a result of a FDIC special assessment imposed as part of the Deposit Insurance Fund restoration plan and because of the increase in the Bank’s deposit base.  Also, personnel expense decreased $1.4 million due to a downsizing of staff resulting from an efficiency study in 2008.  Included in other expense are additional OREO write-downs of $1.0 million.

Financial highlights are presented in the accompanying table.

Selected Financial Data

	As of and				As of and
	For the Three Months				For the Nine Months
(dollars in thousands, except per share data)	Ended September 30,				Ended September 30,
	2009		2008		2009		2008
Income Statement Data
Net interest income	$16,417		$14,930		$45,796		$45,981
Provision for loan losses	17,500		9,370		37,084		12,267
Noninterest income	4,960		6,434		16,095		15,692
Noninterest expense	71,553		15,275		103,517		48,291
Net (loss)/income	(67,491)		(1,711)		(73,660)		752
Preferred stock dividends	(813)		-		(2,055)		-
Net (loss)/income to common shareholders	(68,304)		(1,711)		(75,715)		752
Period End Balances
Assets	$2,193,906		$2,070,037		$2,193,906		$2,070,037
Loans held for sale	52,520		20,261		52,520		20,261
Loans held for investment (1)	1,576,530		1,589,064		1,576,530		1,589,064
Allowance for loan losses	42,349		26,750		42,349		26,750
Goodwill	-		108,395		-		108,395
Deposits	1,721,742		1,518,594		1,721,742		1,518,594
Borrowings	334,122		323,641		334,122		323,641
Shareholders' equity	128,603		211,416		128,603		211,416
Average Balances
Assets	$2,214,489		$2,066,499		$2,165,506		$2,023,483
Loans held for sale	67,987		21,053		58,255		19,858
Loans held for investment (1)	1,590,193		1,586,046		1,586,984		1,544,140
Allowance for loan losses	37,197		19,082		36,981		18,404
Goodwill	51,824		108,393		52,203		109,632
Deposits	1,655,009		1,488,510		1,610,441		1,475,133
Borrowings	352,366		342,464		354,115		312,290
Shareholders' equity	193,666		215,721		187,370		216,953
Per Common Share Data
Net (loss)/income per common share:
Basic	$(5.98)		$(0.15)		$(6.63)		$0.07
Diluted (2)	(5.98)		(0.15)		(6.63)		0.07
Cash dividends declared	-		0.10		0.05		0.35
Book value	6.71		18.51		6.71		18.51
Tangible book value	6.26		8.50		6.26		8.50
Performance Ratios
Return on average assets	(12.09	) %	(0.33	) %	(4.55	) %	0.05%
Return on average tangible assets	(12.41)		(0.35)		(4.67)		0.05
Return on average equity (3)	(138.26)		(3.16)		(52.56)		0.46
Return on average tangible equity	(196.10)		(6.72)		(75.95)		0.99
Net interest margin (tax equivalent)	3.25		3.32		3.14		3.51
Dividend payout on common shares (4)	N/A		66.80		N/A		531.65
Asset Quality Ratios
Allowance for loan losses to period end loans held for investment	2.69%		1.68%		2.69%		1.68%
Nonperforming loans to period end allowance for loan losses	363.40		152.46		363.40		152.46
Net chargeoffs (annualized) to average loans held for investment	2.99		0.37		2.48		0.25
Nonperforming assets to period end loans held for investment and foreclosed property (5)	11.15		2.97		11.15		2.97
Capital and Liquidity Ratios
Average equity to average assets	8.75%		10.44%		8.65%		10.72%
Leverage capital	6.49		6.73		6.49		6.73
Tier 1 risk based capital	7.83		7.21		7.83		7.21
Total risk based capital	11.52		10.50		11.52		10.50
Average loans to average deposits	100.19		107.97		102.16		106.02
Average loans to average deposits and borrowings	82.60		87.77		83.75		87.50

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.  Actual results could differ from those estimates.

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

For the year ended December 31, 2008, the Company recorded impairment charges of $57.8 million to write down a portion of goodwill, leaving approximately $52.4 million in goodwill carried as an asset on the Company’s consolidated balance sheet as of year-end 2008.

The deteriorating economic conditions witnessed in 2008 and 2009 have significantly affected the banking industry in general and the Company’s financial results in particular during fiscal year 2009.  For the first nine months of 2009, the Company’s earnings have been negatively affected by continued low short-term interest rates, an increase in credit losses in the Bank’s loan portfolio, recognition of declines in the fair value of certain securities, and elevated levels of FDIC premiums.  Due to the ongoing uncertainty in the general economy and the market, which may continue to negatively impact the Company’s performance and its stock price, the Company has evaluated during 2009 its remaining goodwill for impairment.

As disclosed in the Company’s report on Form 10-Q for the quarter ended June 30, 2009, the Company determined that it did not meet the first step goodwill test at the second quarter end.  The first step test was performed by averaging the net present value of projected earnings per share, the net present value of earnings per share, with consideration of both internal and analyst estimates of projections of earnings per share, and the current stock price multiplied by the estimated current control premium.  The resulting average value was lower than the Company’s book value per share, indicating possible goodwill impairment.

Upon determining that the potential for goodwill impairment existed, a second step analysis was performed.  In the second step test, the book value of the Company was compared to the aggregate fair values of the Company’s individual assets, liabilities and identified intangibles.  The analysis was completed in the third quarter and showed that the carrying value of the Company’s goodwill exceeded its fair value and resulted in a third quarter noncash charge of $52.4 million, eliminating the remaining goodwill on the Company’s consolidated balance sheet.  This charge had no effect on the Company’s liquidity, regulatory capital, or daily operations and was recorded as a component of noninterest expense on the consolidated statement of operations.

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

Results of Operations

Net Interest Income

Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits.  Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.  An analysis is presented in the Company’s average balances and net interest income analysis for the periods ended September 30, 2009 and 2008.

For the three months ended September 30, 2009, net interest income before the provision for loan losses was $16.4 million, an increase of $1.5 million, or 10%, from $14.9 million for the same quarter in 2008.  The increase was primarily due to a 100 basis point decrease in the yield on average earning assets, which increased $215.9 million, offset by a 100 basis point decrease in the cost of average interest-bearing liabilities, which increased $180.3 million.

The net interest margin (taxable-equivalent net interest income divided by average earning assets) compressed seven basis points to 3.25% for the three months ended September 30, 2009, compared to 3.32% in the same period in 2008.  Also negatively impacting our net interest margin is the increase in nonperforming assets during the three and nine months ended September, 30, 2009 when compared to the same periods in 2008.  Nonperforming assets at period end were $178.5 million for the nine months ended September 30, 2009 compared to $47.4 million for the nine months ended September 30, 2008.

For the nine months ended September 30, 2009, net interest income before the provision for loan losses was $45.8 million, a decrease of $0.2 million, from $46.0 million for the same period in 2008.  The decrease was primarily due to a $210.0 million increase in average earning asset balances and a $185.0 million increase in interest-bearing liabilities, offset by the 132 basis point decrease in yield on earning assets, combined with a 103 basis point decrease in interest-bearing liabilities.

The net interest margin (taxable-equivalent net interest income divided by average earning assets) compressed 37 basis points to 3.14% for the nine months ended September 30, 2009, compared to 3.51% in the same period in 2008.

The 2009 and 2008 changes in net interest income on a taxable equivalent basis, as measured by volume and rate variances, are analyzed in the table below.  Volume refers to the average dollar level of earning assets and interest-bearing liabilities.

Average Balances and Net Interest Income Analysis

	Three Months Ended September 30,
		2009			2008
(dollars in thousands)			Average			Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance (3)	Expense	Rate	Balance (3)	Expense	Rate
Interest earning assets:
Loans (1)(2)	$1,658,180	$21,159	5.06%	$1,607,099	$25,766	6.38%
Taxable investment securities	302,680	4,689	6.15	147,688	1,795	4.84
Tax-exempt investment securities (1)	48,574	865	7.06	49,305	725	5.85
Other earning assets	32,799	115	1.39	22,233	204	3.65
Total earning assets	2,042,233	26,828	5.21	1,826,325	28,490	6.21

Non-earning assets:
Cash and due from banks	26,497			29,545
Goodwill and core deposit premium	57,120			114,484
Other assets, net	88,639			96,145
Total assets	$2,214,489			$2,066,499

Interest-bearing liabilities:
Interest-bearing demand deposits	$198,414	$603	1.21%	$167,326	$507	1.21%
Savings deposits	40,696	27	0.26	40,789	29	0.28
Money market deposits	320,719	1,107	1.37	285,769	1,668	2.32
Time deposits	938,833	6,232	2.63	834,393	7,946	3.79
Retail repurchase agreements	17,618	30	0.68	37,934	204	2.14
Federal Home Loan Bank advances	175,360	1,458	3.30	212,970	1,927	3.60
Federal funds purchased	87,686	56	0.25	19,804	114	2.29
Other borrowed funds	71,702	568	3.14	71,756	860	4.77
Total interest-bearing liabilities	1,851,028	10,081	2.16	1,670,741	13,255	3.16

Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	156,347			160,233
Other liabilities	13,448			19,804
Shareholders' equity	193,666			215,721
Total liabilities and equity	$2,214,489			$2,066,499

Net interest income and net yield on earning assets (4)		$16,747	3.25%		$15,235	3.32%

Interest rate spread (5)			3.05%			3.05%

(1) The fully tax equivalent basis is computed using a federal tax rate of 35%.
(2) The average loan balances include nonaccruing loans.
(3) The average balances for all years include market adjustments to fair value for securities and loans available/held for sale.
(4) Net yield on earning assets is computed by dividing net interest income by average earning assets.
(5) Earning asset yield minus interest bearing liabilities rate.

Average Balances and Net Interest Income Analysis

	Nine Months Ended September 30,
		2009			2008
(dollars in thousands)			Average			Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance (3)	Expense	Rate	Balance (3)	Expense	Rate
Interest earning assets:
Loans (1)(2)	$1,645,239	$64,103	5.21%	$1,563,998	$79,934	6.83%
Taxable investment securities	272,778	11,864	5.82	148,744	5,386	4.84
Tax-exempt investment securities (1)	52,347	2,702	6.90	53,000	2,309	5.82
Other earning assets	25,041	282	1.51	19,698	723	4.90
Total earning assets	1,995,405	78,951	5.29	1,785,440	88,352	6.61

Non-earning assets:
Cash and due from banks	28,454			30,052
Goodwill and core deposit premium	57,696			115,901
Other assets, net	83,951			92,090
Total assets	$2,165,506			$2,023,483

Interest-bearing liabilities:
Interest-bearing demand deposits	$191,560	$1,572	1.10%	$166,429	$1,548	1.24%
Savings deposits	40,085	78	0.26	41,367	87	0.28
Money market deposits	302,829	3,377	1.49	277,844	5,049	2.43
Time deposits	923,817	20,421	2.96	829,496	25,894	4.17
Retail repurchase agreements	19,633	97	0.66	34,041	616	2.42
Federal Home Loan Bank advances	192,543	4,534	3.15	194,736	5,440	3.73
Federal funds purchased	70,237	141	0.27	21,705	412	2.54
Other borrowed funds	71,702	1,881	3.51	61,808	2,364	5.11
Total interest-bearing liabilities	1,812,406	32,101	2.37	1,627,426	41,410	3.40

Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	152,150			159,997
Other liabilities	13,580			19,107
Shareholders' equity	187,370			216,953
Total liabilities and equity	$2,165,506			$2,023,483

Net interest income and net yield on earning assets (4)		$46,850	3.14%		$46,942	3.51%

Interest rate spread (5)			2.92%			3.21%

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

During the three- and nine-month periods ended September 30, 2009, the provision for loan losses was $17.5 million and $37.1 million, respectively, compared to $9.4 million and $12.3 million, respectively, in the same period of 2008.  The level of the provision was driven by deteriorating loan quality.  Net charge-offs for the three months ending September 30, 2009 totaled $12.0 million, or 2.99% of annualized average loans, compared to $1.5 million, or .37% of annualized average loans for the same period in 2008.  Net charge-offs for the nine months ended September 30, 2009 totaled $29.5 million, or 2.48% of annualized average loans, compared to $2.9 million, or .25%

of annualized average loans for the same period in 2008.  Approximately 60.1% of the 2009 nine month charge-offs were comprised of land development loans.

Noninterest Income

For the three months ended September 30, 2009, total noninterest income was $5.0 million, a decrease of $1.5 million, or 22.9%, compared to the same period in 2008.  This decrease resulted primarily from an other-than- temporary impairment loss of $4.0 million related to the continued credit deterioration of an investment security owned by the Bank.  This impairment loss was partially offset by mortgage loan income, which increased $2.0 million, or 95%, compared to 2008.

For the nine months ended September 30, 2009, total noninterest income was $16.1 million, an increase of $0.4 million, or 2.6%, compared to the same period in 2008.  The primary reason for this increase was an increase in mortgage loan income of $4.7 million.  The increase in mortgage loan income was partially offset by an other than temporary impairment charge of $5.0 million related to the determination, through projected cash flow analysis, that it is unlikely the Bank will collect all payments due on an investment security owned by the Bank.

NONINTEREST INCOME	For the Three Months		For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2009	2008	2009	2008
Service charges on deposit accounts	$2,333	$2,450	$6,640	$6,742
Mortgage loan income	4,113	2,111	8,651	3,910
Cardholder and merchant services income	650	615	1,854	1,681
Trust and investment services	459	458	1,241	1,389
Bank owned life insurance	363	243	833	728
Other service charges, commissions and fees	301	136	882	523
Security gains (losses)	620	-	617	6
Total other than temporary impairment loss	(3,985)	-	(4,985)	-
Portion of loss recognized in other comprehensive income	-	-	-	-
Net impairment loss recognized in earnings	(3,985)	-	(4,985)	-
Other income	106	421	362	713
Total noninterest income	$4,960	$6,434	$16,095	$15,692

Mortgage loan sales production continued to be strong during the third quarter of 2009 due primarily to the recent increase in home mortgage refinancing and the benefit of hedging interest rate locks on mortgage pipeline and mortgages to be sold as the interest rates on mortgage loans have changed in recent months beginning at the end of March 2009.  The adoption of the fair value option allowed Dover to enter into a hedging arrangement for the purpose of limiting risk inherent in the mortgage loan pipeline and loans held for sale portfolio.  In addition, the Bank has made a change in the way mortgage loan sales are reported on the income statement.  The result of this change reclassified approximately $0.2 million from interest income for the first three months of 2009.  Mortgage servicing rights for the third quarter 2009 were $0.6 million higher than the same quarter 2008.

Noninterest Expense

Noninterest expense for the third quarter of 2009 was approximately $19.2 million, excluding a $52.4 million goodwill impairment charge, compared to $15.3 million in the third quarter a year ago.  The 2009 third quarter noninterest expense includes an increase of $1.2 million in the FDIC assessment and an increase in OREO expenses of $1.6 million.

For the first nine months of 2009, noninterest expense was $51.1 million, excluding a $52.4 million goodwill impairment charge, compared to $46.5 million the same period in 2008, also excluding a $1.8 goodwill impairment charge.  An FDIC special assessment of $1.0 million was taken in the second quarter of 2009.  Personnel expense decreased $1.4 million with a noninterest expense improvement project undertaken in the second quarter of 2008.

NONINTEREST EXPENSE	For the Three Months		For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2009	2008	2009	2008
Personnel expense	$8,559	$8,349	$24,826	$26,242
Net occupancy expense	1,365	1,354	4,173	4,012
Furniture, equipment, and data processing expense	1,843	1,616	5,325	4,948
Professional fees	487	727	1,720	1,446
Stationery, printing and supplies	137	296	536	880
Advertising and marketing	480	344	1,536	1,047
Goodwill impairment	52,395	-	52,395	1,800
FDIC insurance	1,577	404	3,440	724
Other expense	4,710	2,185	9,566	7,192
Total noninterest expense	$71,553	$15,275	$103,517	$48,291

The Company has frozen wages for all employees during 2009 and reduced the company contribution toward retirement plans. Full-time equivalent employees averaged 530 employees for the third quarter 2009 versus 534 employees for the third quarter of 2008.  Personnel expense for the first nine months of 2009 was 5% lower when compared to the same period in 2008.  This decrease equates to just over $1.4 million and can be attributed to a noninterest expense improvement project initiated in mid-2008.

Professional fees for the three and nine months ended of September 30, 2009, were $0.5 million and $1.7 million, respectively, compared to $0.7 million and $1.4 million for the same periods in 2008.  The increase was principally attributable to increased audit fees in 2009.

The FDIC mandated a special assessment for all financial institutions in the second quarter of 2009 equivalent to five basis points on total assets minus tier one capital.  For the Bank the special assessment amounted to $1.0 million.  The expense is included in the second quarter noninterest expense as part of Other Expense.  On September 29, 2009, the FDIC made a recommendation to assess banks for quarterly insurance premiums three years in advance payable on December 31, 2009.  The Bank estimates that this prepaid assessment will equal approximately $10.2 million, and will be expensed over the three years, resulting in quarterly FDIC insurance expense of approximately $0.8 million.

Provision for Income Taxes

The Company experienced an income tax benefit totaling $0.2 million for the third quarter of 2009 compared to a tax benefit of $1.6 million for the same period in 2008.  The decrease in the benefit for 2009, compared to the prior year, resulted primarily from a valuation reserve of $6.0 million for deferred tax assets and was a result of the Bank’s evaluation of impairment of the deferred taxes recorded as of September 30, 2009 in conformity with accounting regulations.  The Company’s provision for income taxes, as a percentage of (loss)/income before income taxes, was 1.2% for the three months ended September 30, 2009, compared to 47.8% for the three months ended September 30, 2008, exclusive of the impact of the nontax deductable $52.4 million write-down of goodwill in 2009.

The Company experienced an income tax benefit totaling $5.0 million for the nine months of 2009 compared to a tax expense of $0.4 million for the same period in 2008.  The decrease in the provision for 2009, compared to the prior year, results primarily a valuation reserve of $6.0 million for deferred tax assets and was a result of the Bank’s evaluation of impairment of the deferred taxes recorded as of September 30, 2009 in conformity with accounting regulations.  The Company’s provision for income taxes, as a percentage of (loss)/income before income taxes, was 19.2% for the nine months ended September 30, 2009, compared to 12.5% for the first nine months ended September 30, 2008, exclusive of the impact of the nontax deductable $52.4 million write-down of goodwill associated.

Financial Condition

Since December 31, 2008, the Company’s assets have increased $149.5 million, to $2.2 billion at September 30, 2009.  The principal factors causing this overall increase during the first nine months of 2009 were a $121.4 million increase in net investment securities, combined with a $16.4 million increase in loans held for sale.  Loans held for investment totaled $1.6 billion both at September 30, 2009 and at December 31, 2008.  Investment securities of $354.6 million at September 30, 2009 were 52% higher than the $233.2 million balance at December 31, 2008.

Deposits totaled $1.7 billion at September 30, 2009, compared to $1.5 billion at December 31, 2008.  At the end of the third quarter 2009, noninterest-bearing deposits were $147.8 million, or 8.6%, of total deposits, down 2% since the end of 2008.  Borrowings at the Federal Home Loan Bank (“FHLB”) totaled $168.0 million at September 30, 2009, compared to $238.9 million at December 31, 2008.  The decrease in the FHLB borrowings was partially offset by an increase in Federal funds purchased of $38.0 million.  The Company accessed the Federal Reserve’s Term Auction Liquidity Facility for the first time in January 2009. Unlike FHLB funding, Federal Reserve funding allows construction and development loans as collateral.

Shareholders’ equity is at levels that classify the Company as “well capitalized” under bank regulatory capital guidelines.  Shareholders’ equity was $128.6 million at the end of the third quarter 2009, down 13% from $147.9 million at December 31, 2008. The decrease reflects a $52.4 million goodwill impairment charge partially offset by the issuance of Series A senior preferred stock and related warrant to the U.S. Department of the Treasury pursuant to the terms of the Capital Purchase Program. The Company did not declare common dividends during the quarter ended September 30, 2009.

Investment Securities

The Company evaluates all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, to determine if an other-than-temporary impairment (“OTTI”) exists.  In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than book value, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss.  Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income/(loss) in shareholders’ equity) and not recognized in income until the security is ultimately sold.

A new model for evaluating other-than-temporary impairment on debt securities was adopted in April 2009. If an entity intends to sell a debt security, or cannot assert it is more likely than not that it will not have to sell the security before recovery, OTTI must be taken. If the entity does not intend to sell the debt security before recovery, but the entity does not expect to recover the entire amortized cost basis, then OTTI must be taken, but the amount of impairment is to be bifurcated between impairment due to credit (which is recorded through earnings) and noncredit impairment (which becomes a component of other comprehensive income (“OCI”) for both available-for-sale (“AFS”) and held-to-maturity securities (“HTM”)). For HTM securities, the amount in OCI will be amortized prospectively over the security’s remaining life.

The Company owned one trust preferred collateralized debt obligation with a book value of $4.9 million as of June 30, 2009.  With very limited marketability of the security, a down-graded credit rating and rates well above the stated rate of this security, the Company took an OTTI charge of $1.0 million in the second quarter of 2009 due to credit losses.  After extensive review, management determined that an additional OTTI charge due to credit losses of $4.0 million was necessary in the third quarter of 2009, effectively bringing the book value of this security to zero at September 30, 2009.

At September 30, 2009, the remainder of the Company’s securities available-for-sale with an unrealized loss position were, in management’s belief, primarily due to differences in market interest rates as compared to those of the underlying securities.  Management does not believe any of these securities are other-than-temporarily impaired.  At September 30, 2009, the Company has both the intent and ability to hold these impaired securities for a period of time necessary to recover the unrealized losses; however, the Company may from time to time dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

Asset Quality

Management considers the asset quality of the Bank to be of primary importance.  A formal loan review function, independent of loan origination, is used to identify and monitor problem loans.  As part of the loan review function, a third-party assessment group has been employed to review the underwriting documentation and risk grading analysis.  Beginning in 2010, the formal loan review function will be conducted wholly in-house in order to provide more timely response.  This function will be managed by credit administration.

Nonperforming assets

Nonperforming assets are comprised of nonaccrual loans, accruing loans past due 90 days or more, repossessed assets and other real estate owned (“OREO”).  Nonperforming loans are loans placed in nonaccrual status when, in management’s opinion, the collection of all or a portion of interest becomes doubtful.  Loans are returned to accrual status when the factors indicating doubtful collectability cease to exist and the loan has performed in accordance with its terms for a demonstrated period of time.  OREO represents real estate acquired through foreclosure or deed in lieu of foreclosure and is generally carried at fair value, less estimated costs to sell.

Nonperforming loans at September 30, 2009 were $153.9 million, or 9.8% of loans held for investment, compared to $96.0 million, or 6.1% of loans held for investment at December 31, 2008.  OREO was $24.6 million at September 30, 2009, compared to $6.9 million at December 31, 2008.  General downward economic trends and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit resulting in additional write-downs and loans placed on nonaccrual.

Allowance for Loan Losses

In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process.  Consideration is also given to a review of individual loans, historical loan loss experience, the value and adequacy of collateral and economic conditions in the Bank’s market area.  For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize changes to the allowance based on their judgments about information available to them at the time of their examinations.  Loans are charged off when, in the opinion of management, they are deemed to be uncollectable.  Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance.

The adequacy of the allowance for loan losses is measured on a quarterly basis against an allocation model that assigns reserves to various components of the loan portfolio in order to provide for probable inherent losses.  Homogeneous pools of loans are segregated, and classifications of individual loans within certain of these pools are identified using risk grades derived from regulatory risk guidelines and additional internal parameters.  Utilizing the trailing four-year historical loss experience of the Bank (prior to the merger with First Gaston Bank) combined with recent loss experience with the acquired First Gaston Bank loan portfolio and the assessment of portfolio quality and diversification trends and economic factors, a range of appropriate reserves is calculated for each classification and pool of loans.  Allocated to each pool is a reserve amount within the calculated range, as supported by the historical loss ratios.  Additional reserves are estimated and assigned to the most adversely classified loans based upon an individual analysis of present-value repayment and/or liquidation projections of each loan.  A portion of the total reserve may be unallocated to any specific segment of the loan portfolio, but will not exceed the upper limit of the total calculated reserve range when aggregated with allocated portions.  The determination within the allowance model of allocated and unallocated components is not necessarily indicative of future losses or allocations.  The entire balance of the allowance for loan losses is available to absorb losses in any segment of the loan portfolio.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 2.69% at September 30, 2009, 2.19% at December 31, 2008 and 1.68% at September 30, 2008.  Adequate provisions and allowances for loan losses are based upon numerous factors including growth of the loan portfolio, delinquencies, net charge-offs, nonperforming loans, and collateral values.  Changes in the allowance for loan losses are presented in Note 7 to the Consolidated Financial Statements.

Management believes the allowance for loan losses of $42.3 million at September 30, 2009 is adequate to cover probable losses inherent in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires continuous evaluation and considerable judgment.  Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid.  Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required.  No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

The following table presents the Bank’s investment in loans considered to be impaired and related information on those impaired loans as of September 30, 2009 and December 31, 2008:

(dollars in thousands)	September 30, 2009	December 31, 2008
Impaired loans without a related allowance for loan loss	$59,863	$21,300
Impaired loans with a related allowance for loan loss	105,951	94,800
Total impaired loans	$165,814	$116,100
Allowance for loan loss related to impaired loans	$21,886	$15,400

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

Consistent with the general approach to liquidity, loans and other assets of the Bank are based primarily on a core of local deposits and the Bank’s capital position.  To date, the steady increase in deposits, retail repurchase agreements supplemented by Federal Home Loan Bank advances, term Federal funds and a modest amount of brokered deposits, has been adequate to fund loan demand in the Bank’s market area, while maintaining the desired level of immediate liquidity and a substantial investment securities portfolio available for both immediate and secondary liquidity purposes.

Commitments, Contingencies and Off-Balance Sheet Risk

In the normal course of business, various commitments are outstanding that are not reflected in the Consolidated Financial Statements.  Significant commitments at September 30, 2009 are discussed below.

Commitments by the Bank to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  At September 30, 2009, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $296.2 million.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

The Bank issues standby letters of credit whereby it guarantees the performance of a customer to a third party if a specified triggering event or condition occurs.  The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee.  All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets.  The maximum potential amount of undiscounted future payments related to standby letters of credit was $16.1 million at September 30, 2009, $16.1 million at December 31, 2008 and $16.5 million at September 30, 2008.

Dover Mortgage Company originates fixed rate residential mortgage loans with the intention of selling these loans.  Between the time that Dover enters into an interest rate lock or a commitment to originate a fixed-rate residential mortgage loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments.  The Company believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans.  The commitments to originate fixed-rate residential mortgage loans and the forward sales commitments are freestanding derivative instruments.  They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales.  The commitments to originate fixed rate residential mortgage loans totaled $73.1 million at September 30, 2009, and the related forward sales commitments totaled $73.1 million.  Loans held for sale by Dover totaled $49.7 million at September 30, 2009, and the related forward sales commitments totaled $49.7 million.

The Bank had loans held for sale of $2.8 million at September 30, 2009.  Commitments of the Bank for the origination of mortgage loans intended to be held for sale at September 30, 2009 were $18.7 million.

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

The Company’s balance sheet was asset-sensitive at September 30, 2009.  An asset-sensitive position means that net interest income will generally move in the same direction as interest rates.  For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. The Company’s asset sensitivity is primarily derived from a large concentration in prime-based commercial loans that adjust as the prime interest rate changes.  These loans are primarily funded by deposits that are not expected to reprice as quickly as the loans.  Since the prime rate is not expected to decline below current levels, the Company’s risk to lower interest rates is low.

During the first nine months of 2009 the Company initiated and completed a leveraging strategy through the investment portfolio to offset the cost of dividends payable to the preferred stock obligation through the Capital Purchase Program.  Cash flows from investment maturities and repayments of mortgage-backed securities are anticipated to be used to provide funding for future lending opportunities.  Funding for the securities purchased came through proceeds from preferred stock as well as customer deposits and short-term borrowings.  The leveraging strategy resulted in a sizable increase in the investment portfolio and in a slight reduction in the Company’s overall asset sensitivity from December 31, 2008.

Capital Adequacy and Resources

Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio.  The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1 and Tier 2, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures.  Tier 1 capital consists primarily of common shareholders' equity and qualifying perpetual preferred stock and qualifying trust preferred securities, net of goodwill and other disallowed intangible assets.  Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock, trust preferred securities and the allowance for loan losses. Total capital, for risk-based purposes, consists of the sum of Tier 1 and Tier 2 capital.  Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%.  At September 30, 2009, FNB United and the Bank had total risk-based capital ratios of 11.52% and 10.86%, respectively, and Tier 1 capital ratios of 8.68% and 8.77%, respectively.

As shown in the accompanying table, FNB United and its wholly owned banking subsidiary have capital levels exceeding the minimum levels for “well capitalized” bank holding companies and banks as of September 30, 2009.

	Regulatory Guidelines
	Well	Adequately
	Capitalized	Capitalized	FNB United	CommunityONE
Total Capital	10.00%	8.00%	11.52%	10.86%
Tier 1 Capital	6.00	4.00	8.68	8.77
Leverage Capital	5.00	4.00	7.20	7.26

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

Item 4.           Controls and Procedures

As of September 30, 2009, the end of the period covered by this report, FNB United carried out an evaluation under the supervision and with the participation of the Company’s management, including FNB United’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of FNB United’s disclosure controls and procedures.  In designing and evaluating the Company’s disclosure controls and procedures, FNB United and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and FNB United’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based upon the evaluation, and for the reason described in the next paragraph, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by FNB United in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

As of December 31, 2008, FNB United concluded that it did not have adequate segregation of duties and staffing within its accounting department, adversely affecting its disclosure controls and procedures and internal control over financial reporting.  FNB United has since that date restructured various duties and responsibilities within the accounting department to ensure appropriate segregation of duties and has hired a controller to assist the Company in its financial reporting.  FNB United reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness.  No control enhancements during the quarter ended September 30, 2009, other than those described above, have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A	Risk Factors

There have been no material changes from the risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits to this report are listed in the index to exhibits on pages 37-39 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FNB United Corp.
(Registrant)

Date: November 6, 2009	By:	/s/ Mark A. Severson
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