Form 10-Q
period 2010-03-31
FNB United Corp.
filed 2010-05-17
CIK 764811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010                             Commission File Number 0-13823

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

Large accelerated file ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of May 12, 2010 (the most recent practicable date), the Registrant had outstanding 11,426,413 shares of Common Stock.

FNB United Corp. and Subsidiary

Report on Form 10-Q

March 31, 2010

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this quarterly report on Form 10-Q, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are not historical facts are “forward-looking statements.” These statements are based on management’s current views and assumptions about future events or future financial performance and involve risks and uncertainties that could significantly affect expected results. Forward-looking statements are not guarantees of performance or results and can be identified by the use of forward-looking terminology, such as “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions. Factors that may cause actual results to differ materially from those contemplated by forward-looking statements include, among others, the following: the effects of future economic conditions, including inflation or a decrease in residential housing values; governmental monetary and fiscal policies, as well as legislative and regulatory changes; our ability to maintain required capital levels and adequate sources of funding and liquidity; the risks of changes in interest rates; changes in the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities; credit risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with competitors offering banking products and services by mail, telephone and the Internet; our ability to receive dividends from our subsidiary; the effects of critical accounting policies and judgments; fluctuations in our stock price; the effect of any mergers, acquisitions or other transactions to which we or our subsidiary may from time to time be a party; and the failure of assumptions underlying the establishment of our allowance for loan losses. The forward-looking statements contained in this report may also be subject to other risks and uncertainties, including those discussed elsewhere in this report and in FNB United Corp.’s other filings with the Securities and Exchange Commission, including in Item 1A, “Risk Factors,” of the FNB United Corp.’s annual report on Form 10-K for the year ended December 31, 2009. All forward-looking statements speak only as of the date on which such statements are made and FNB United Corp. undertakes no obligation to update any statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

i

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

FNB United Corp. and Subsidiary

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except share and per share data)	March 31, 2010	December 31, 2009

Assets
Cash and due from banks	$49,346	$27,600
Interest-bearing bank balances	351	98
Investment securities:
Available-for-sale, at estimated fair value (amortized cost of $177,474 in 2010 and $232,905 in 2009)	183,192	237,630
Held-to-maturity (estimated fair value of $88,051 in 2010 and $91,521 in 2009)	84,853	88,559
Loans held for sale	42,956	58,219
Loans held for investment	1,548,405	1,563,021
Less: Allowance for loan losses	(55,895)	(49,461)

Net loans held for investment	1,492,510	1,513,560

Premises and equipment, net	47,490	48,115
Other real estate owned	41,359	35,170
Core deposit premiums	4,769	4,968
Bank-owned life insurance	31,146	30,883
Other assets	54,572	56,494

Total Assets	$2,032,544	$2,101,296

Liabilities
Deposits:
Noninterest-bearing demand deposits	$156,780	$152,522
Interest-bearing deposits:
Demand, savings and money market deposits	612,219	594,377
Time deposits of $100,000 or more	422,023	425,858
Other time deposits	492,259	549,371

Total deposits	1,683,281	1,722,128

Retail repurchase agreements	13,907	13,592
Federal Home Loan Bank advances	151,085	166,165
Federal funds purchased	–	10,000
Subordinated debt	15,000	15,000
Junior subordinated debentures	56,702	56,702
Other liabilities	17,769	19,350

Total Liabilities	1,937,744	2,002,937

Shareholders’ Equity
Preferred stock, $10.00 par value; authorized 200,000 shares, 51,500 shares issued and outstanding at $1,000 stated value	48,380	48,205
Common stock warrant	3,891	3,891
Common stock, $2.50 par value; authorized 50,000,000 shares, issued 11,426,413 shares in 2010 and in 2009	28,566	28,566
Surplus	115,059	115,039
Retained Earnings—accumulated deficit	(100,630)	(96,234)
Accumulated other comprehensive loss	(466)	(1,108)

Total Shareholders’ Equity	94,800	98,359

Total Liabilities and Shareholders’ Equity	$2,032,544	$2,101,296

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary

Consolidated Statements of Loss (unaudited)

(dollars in thousands, except share and per share data)	Three Months Ended March 31,
	2010	2009
Interest Income
Interest and fees on loans	$19,405	$21,599
Interest and dividends on investment securities:
Taxable income	3,825	3,067
Non-taxable income	435	600
Other interest income	86	80

Total interest income	23,751	25,346

Interest Expense
Deposits	6,402	8,874
Retail repurchase agreements	24	33
Federal Home Loan Bank advances	1,108	1,598
Federal funds purchased	–	17
Other borrowed funds	516	692

Total interest expense	8,050	11,214

Net Interest Income before Provision for Loan Losses	15,701	14,132
Provision for loan losses	9,490	14,059

Net Interest Income after Provision for Loan Losses	6,211	73

Noninterest Income
Service charges on deposit accounts	1,938	2,133
Mortgage loan income	1,184	1,926
Cardholder and merchant services income	680	562
Trust and investment services	479	341
Bank owned life insurance	241	228
Other service charges, commissions and fees	360	287
Securities gains/(losses), net	669	(6)
Gain on fair value swap	45	–
Other income	30	173

Total noninterest income	5,626	5,644

Noninterest Expense
Personnel expense	7,762	8,464
Net occupancy expense	1,301	1,522
Furniture, equipment and data processing expense	1,769	1,761
Professional fees	561	760
Stationery, printing and supplies	118	182
Advertising and marketing	483	587
Other real estate owned expense	471	59
Credit/debit card expense	462	397
FDIC insurance	721	304
Other expense	1,180	1,572

Total noninterest expense	14,828	15,608

Loss before income taxes	(2,991)	(9,891)
Income taxes expense/(benefit)	586	(4,124)

Net Loss	(3,577)	(5,767)
Preferred stock dividends	(819)	(431)

Net Loss to Common Shareholders	$(4,396)	$(6,198)

Net loss per common share:
Basic	$(0.38)	$(0.54)
Diluted	$(0.38)	$(0.54)

Weighted average number of common shares outstanding:
Basic	11,424,159	11,410,063
Diluted	11,424,159	11,410,063

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary

Consolidated Statements of Shareholders’ Equity and Comprehensive Income/(Loss) (unaudited)

For the Three Months Ended March 31, 2010 and 2009

(in thousands, except share and per share data)	Preferred Stock		Common Stock		Common Stock Warrant	Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2008	–	$–	11,428,003	$28,570	$–	$114,772	$8,904	$(4,329)	$147,917
Comprehensive income:
Net loss	–	–	–	–	–	–	(5,767)	–	(5,767)
Other comprehensive income, net of taxes:
Unrealized holding (losses) arising during the period on securities available-for-sale, net of tax	–	–	–	–	–	–	–	(390)	(390)

Change in unrealized (losses) on securities, net of tax	–	–	–	–	–	–	–	(390)	(390)
Interest rate swap, net of tax	–	–	–	–	–	–	–	2	2

Total comprehensive loss									(6,155)

Issuance of preferred stock	51,500	47,609	–	–	3,891	–	–	–	51,500
Accretion of discount on preferred stock	–	88	–	–	–	–	(88)	–	–
Cash dividends declared on common stock, $0.025 per share	–	–	–	–	–	–	(286)	–	(286)
Cash dividends declared on Series A preferred stock, $12.50 per share	–	–	–	–	–	–	(343)	–	(343)
Stock options:
Compensation expense recognized	–	–	–	–	–	58	–	–	58
Restricted stock:
Compensation expense recognized	–	–	–	–	–	79	–	–	79

Balance, March 31, 2009	51,500	$47,697	11,428,003	$28,570	$3,891	$114,909	$2,420	$(4,717)	$192,770

Balance, December 31, 2009	51,500	$48,205	11,426,413	$28,566	$3,891	$115,039	$(96,234)	$(1,108)	$98,359
Comprehensive income (loss):
Net loss	–	–	–	–	–	–	(3,577)	–	(3,577)
Other comprehensive income, net of taxes:
Unrealized holding gains arising during the period on securities available-for-sale, net of tax	–	–	–	–	–	–	–	192	192
Reclassification adjustment for gains on securities available-for-sale included in net income, net of tax	–	–	–	–	–	–	–	404	404

Change in unrealized gains on securities, net of tax	–	–	–	–	–	–	–	596	596
Interest rate swap, net of tax	–	–	–	–	–	–	–	46	46

Total comprehensive loss									(2,935)

Accretion of discount on preferred stock	–	175	–	–	–	–	(175)	–	–
Cash dividends declared on Series A preferred stock, $12.50 per share	–	–	–	–	–	–	(644)	–	(644)
Stock options:
Compensation expense recognized	–	–	–	–	–	8	–	–	8
Restricted stock:
Shares issued/terminated, subject to restriction	–	–	–	–	–	12	–	–	12

Balance, March 31, 2010	51,500	$48,380	11,426,413	$28,566	$3,891	$115,059	$(100,630)	$(466)	$94,800

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)	Three Months Ended March 31,
	2010	2009
Operating Activities
Net loss	$(3,577)	$(5,767)
Adjustments to reconcile net loss to cash (used in) provided by operatings activities:
Depreciation and amortization of premises and equipment	931	909
Provision for loan losses	9,490	14,059
Deferred income taxes	(1,463)	64
Deferred loan fees and costs, net	(167)	(631)
Premium amortization and discount accretion of investment securities, net	(325)	(163)
(Gain)/loss on sale of investment securities	(669)	6
Amortization of core deposit premiums	199	198
Stock compensation expense	20	137
Increase in cash surrender value of bank-owned life insurance	(241)	(228)
Mortgage loans held for sale:
Origination of mortgage loans held for sale	(116,201)	(83,543)
Proceeds from sale of mortgage loans held for sale	131,215	72,402
Gain on mortgage loan sales	(1,184)	(2,159)
Mortgage servicing rights capitalized	(295)	(478)
Mortgage servicing rights amortization and impairment	446	1,086
Net loss on other real estate owned	143	3
Changes in assets and liabilities:
Increase in interest receivable	(249)	(738)
Decrease/(increase) in other assets	3,491	(932)
Decrease in accrued interest and other liabilities	(2,321)	(2,680)

Net cash (used in) provided by operating activities	19,243	(8,455)

Investing Activities
Available-for-sale securities:
Proceeds from sales	21,504	–
Proceeds from maturities and calls	38,558	18,080
Purchases	(4,267)	(76,418)
Held-to-maturity securities:
Proceeds from maturities and calls	4,329	1,812
Purchases	–	(38,833)
Net decrease/(increase) in loans held for investment	5,455	(9,929)
Proceeds from sale of other real estate owned	2,108	229
Improvements to other real estate owned	(343)	–
Purchases of premises and equipment	(332)	(232)
Purchases of SBIC investments	–	(100)

Net cash provided by/(used in) investing activities	67,012	(105,391)

Financing Activities
Net increase/(decrease) in deposits	(38,847)	91,949
Increase in retail repurchase agreements	315	4,427
Decrease in Federal Home Loan Bank advances	(15,080)	(66,008)
(Decrease)/increase in Federal funds purchased	(10,000)	38,000
Proceeds from issuance of Series A preferred stock and common stock warrant	–	51,500
Cash dividends paid on common stock	–	(1,142)
Cash dividends paid on Series A preferred stock	(644)	–

Net cash provided by/(used in) financing activities	(64,256)	118,726

Net Increase in Cash and Cash Equivalents	21,999	4,880
Cash and Cash Equivalents at Beginning of Period	27,698	29,353

Cash and Cash Equivalents at End of Period	$49,697	$34,233

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$8,281	$11,370
Income taxes, net of refunds	386	–
Noncash transactions:
Foreclosed loans transferred to other real estate	8,097	2,431
Unrealized securities gains/(losses), net of income taxes (benefit)/expense	596	(390)
Unrealized gains/(losses) on interest rate swaps	46	2

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

Nature of Operations

FNB United Corp. (“FNB United”), formerly known as FNB Corp., is a bank holding company incorporated under the laws of the State of North Carolina in 1984. On July 2, 1985, through an exchange of stock, FNB United acquired a wholly owned subsidiary, CommunityONE Bank, National Association (the “Bank”), a national banking association founded in 1907 and formerly known as First National Bank and Trust Company. The Bank has two operating subsidiaries, Dover Mortgage Company (“Dover”) and First National Investor Services, Inc. It also has an inactive subsidiary, Premier Investment Services, Inc., acquired through its merger with Alamance Bank. Through the Bank, FNB United offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers. The Bank has offices in Alamance, Alexander, Ashe, Catawba, Chatham, Gaston, Guilford, Iredell, Mecklenburg, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes counties in North Carolina. Dover has a retail origination network based in Charlotte with wholesale operations in Maine, New Hampshire, North Carolina, South Carolina and Tennessee.

General

The accompanying consolidated financial statements, prepared without audit, include the accounts of FNB United and its subsidiary (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Operating results for the three month periods ending March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. Certain reclassifications have been made to the prior period consolidated financial statements to place them on a comparable basis with the current period consolidated financial statements. These reclassifications have no effect on net income or shareholders’ equity as previously reported. Descriptions of the organization and business of FNB United, accounting policies followed by the Company and other relevant information are contained in the Company’s 2009 Annual Report on Form 10-K, including in the notes to the Consolidated Financial Statements filed as part of that report. This quarterly report should be read in conjunction with that Annual Report.

Reclassification

Certain amounts in the consolidated financial statements for the three months ended March 31, 2009 have been reclassified to conform to the 2010 presentation. These reclassifications have had no impact on reported amounts of net income.

2.	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include the balance sheet captions: cash and due from banks, interest-bearing bank balances and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

3.	Comprehensive Income

Comprehensive income is defined as the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources and, accordingly, includes both net income and amounts referred to as other comprehensive income. The items of other comprehensive income are included in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income/(Loss). The accumulated balance of other comprehensive income/(loss) is included in the shareholders’ equity section of the consolidated balance sheet. The Company’s components of accumulated other comprehensive income/(loss) at March 31, 2010 include unrealized gains/(losses) on investment securities classified as available-for-sale and the changes in the value of the interest rate swap on one issue of trust preferred securities.

For the three months ended March 31, 2010 and 2009, total other comprehensive income/(loss) was $(2.9) million and $(6.2) million, respectively. The deferred income tax benefit/(liability) related to the components of other comprehensive income/(loss) amounted to $0.4 million and $(0.3) million, respectively, for the same periods as previously mentioned.

The accumulated balances related to each component of other comprehensive income/(loss) are as follows:

(dollars in thousands)	March 31, 2010		December 31, 2009
	Pretax	After-tax	Pretax	After-tax
Net unrealized securities gains	$5,672	$3,460	$4,725	$2,864
Net unrealized gains on cash flow derivatives	(333)	(203)	(408)	(249)
Pension, other postretirement and postemployment benefit plan adjustments	(6,103)	(3,723)	(6,103)	(3,723)

Accumulated other comprehensive loss	$(764)	$(466)	$(1,786)	$(1,108)

4.	Earnings Per Share

Basic net income/(loss) per share, or basic earnings per share (“EPS”), is computed by dividing net income/(loss) to common shareholders by the weighted average number of common shares outstanding for the period. In the first quarter of 2010, the Company has accrued or paid dividends of approximately $0.6 million on Series A preferred stock, which combined with the $0.2 million accretion of the discount on the preferred stock, increased the net loss to common shareholders by $0.8 million. Diluted EPS reflects the potential dilution that could occur if the Company’s potential common stock, which consists of dilutive stock options and a common stock warrant, were issued. As required for entities with complex capital structures, a dual presentation of basic and diluted EPS is included on the face of the income statement, and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is provided in this footnote.

(dollars in thousands, except per share data)	Three Months Ended March 31,
	2010	2009
Net loss to common shareholders	$(4,396)	$(6,198)

Denominator:
Weighted average common shares outstanding	11,424,159	11,410,063
Equivalent shares from potential common stock issuance	–	–

Diluted weighted average common shares outstanding	11,424,159	11,410,063

Net loss per share:
Basic	$(0.38)	$(0.54)
Diluted	$(0.38)	$(0.54)

Due to a net loss for the three months ended March 31, 2010 and 2009, all stock options and the common stock warrant were considered antidilutive and thus are not included in this calculation. Additionally, for the three months ended March 31, 2010 and March 31, 2009, there were 2,742,037 and 1,772,392 antidilutive shares, respectively. Of the antidilutive shares, the number of shares relating to stock options were 534,894 at March 31, 2010 and 619,773 at March 31, 2009. Antidilutive shares relating to the common stock warrant were 2,207,143 and 1,152,619 at March 31, 2010 and March 31, 2009, respectively. Because the exercise price exceeded the average market price for the periods discussed, they were omitted from the calculation of diluted earnings per share for their respective periods.

5.	Investment Securities

The following table summarizes the amortized cost and estimated fair value of available-for-sale investment securities and the related gross unrealized gains and losses are presented below:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2010
Obligations of:
U.S. Treasury and government agencies	$35	$1	$—	$36
U.S. government sponsored agencies	47,474	1,658	24	49,108
States and political subdivisions	36,032	1,603	169	37,466
Residential mortgage-backed securities	89,228	2,779	32	91,975
Collateralized debt obligations	—	46	—	46
Equity securities	2,667	—	149	2,518
Corporate notes	2,038	5	—	2,043

Total	$177,474	$6,092	$374	$183,192

December 31, 2009
Obligations of:
U.S. Treasury and government agencies	$61	$2	$—	$63
U.S. government sponsored agencies	71,696	1,460	189	72,967
States and political subdivisions	45,264	1,494	330	46,428
Residential mortgage-backed securities	99,307	2,427	121	101,613
Collateralized debt obligations	—	45	—	45
Equity securities	2,667	—	499	2,168
Corporate notes	13,910	436	—	14,346

Total	$232,905	$5,864	$1,139	$237,630

The following table summarizes the amortized cost and estimated fair value of held-to-maturity investment securities and the related gross unrealized gains and losses are presented below:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2010
Obligations of:
States and political subdivisions	$13,708	$456	$—	$14,164
Residential mortgage-backed securities	48,931	1,091	232	49,790
Commercial mortgage-backed securities	21,214	1,993	—	23,207
Corporate notes	1,000	—	110	890

Total	$84,853	$3,540	$342	$88,051

December 31, 2009
Obligations of:
States and political subdivisions	$13,918	$486	$—	$14,404
Residential mortgage-backed securities	52,127	1,155	260	53,022
Commercial mortgage-backed securities	21,513	1,719	—	23,232
Corporate notes	1,001	—	138	863

Total	$88,559	$3,360	$398	$91,521

The Bank, as a member of the Federal Home Loan Bank (the “FHLB”) of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon the balances of total assets and FHLB advances. FHLB capital stock is pledged to secure FHLB advances. This investment is carried at cost since no ready market exists for FHLB stock and there is no quoted market value. However, redemption of this stock has historically been at par value. At both March 31, 2010 and December 31, 2009, the Bank owned a total of $12.9 million of FHLB stock. Due to the redemption provisions of FHLB stock, the Company estimated that fair value approximates cost and that this investment was not impaired at March 31, 2010. FHLB stock is included in other assets at its original cost basis.

The Bank, as a member bank of the Federal Reserve Bank (the “FRB”) of Richmond, is required to own capital stock of the FRB of Richmond based upon a percentage of the Bank’s common stock and surplus. This investment is carried at cost because no ready market exists for FRB stock and there is no quoted market value. At both March 31, 2010 and December 31, 2009, the Bank owned a total of $5.4 million of FRB stock. Due to the nature of this investment in an entity of the U.S. Government, the Company estimated that fair value approximates cost and that this investment was not impaired at March 31, 2010. FRB stock is included in other assets at its original cost basis.

The following tables show investments’ gross unrealized losses and estimated fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009. All unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss.

Available-for-Sale

	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2010
Obligations of:
U.S. government sponsored agencies	$6,080	$24	$—	$—	$6,080	$24
States and political subdivisions	8,878	97	792	72	9,670	169
Residential mortgage-backed securities	2,195	32	—	—	2,195	32
Equity securities	—	—	2,517	149	2,517	149

Total	$17,153	$153	$3,309	$221	$20,462	$374

December 31, 2009
Obligations of:
U.S. government sponsored agencies	$11,289	$189	$—	$—	$11,289	$189
States and political subdivisions	15,077	263	799	67	15,876	330
Residential mortgage-backed securities	4,334	121	—	—	4,334	121
Equity securities	—	—	2,667	499	2,667	499

Total	$30,700	$573	$3,466	$566	$34,166	$1,139

Held-to-Maturity

	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2010
Residential mortgage-backed securities	$2,387	$38	$2,666	$194	$5,053	$232
Corporate notes	—	—	890	110	890	110

Total	$2,387	$38	$3,556	$304	$5,943	$342

December 31, 2009
Residential mortgage-backed securities	$8,788	$260	$—	$—	$8,788	$260
Corporate notes	—	—	863	138	863	138

Total	$8,788	$260	$863	$138	$9,651	$398

At March 31, 2010, the Company had three available-for-sale securities and two held-to-maturity securities that were in an unrealized loss position for longer than 12 months. At December 31, 2009, the Company had three available-for-sale securities and one held-to-maturity security that was in an unrealized loss position for longer than 12 months. All of these securities’ impairments are deemed to be temporary as the declines in fair value noted above were attributable to increases in interest rates and not attributable to credit quality.

The Company adopted a new model for evaluating other-than-temporary (“OTTI”) impairment on debt securities in April 2009. If an entity intends to sell a debt security, or cannot assert it is more likely than not that it will not have to sell the security before recovery, OTTI must be taken. If the entity does not intend to sell the debt security before recovery, but the entity does not expect to recover the entire amortized cost basis, then OTTI must be taken, but the amount of impairment is to be bifurcated between impairment due to credit (which is recorded through earnings) and noncredit impairment (which becomes a component of other comprehensive income (“OCI”) for both available-for-sale (“AFS”) and held-to-maturity securities (“HTM”)). For HTM securities, the amount in OCI will be amortized prospectively over the security’s remaining life.

The aggregate amortized cost and fair value of debt securities at March 31, 2010, by remaining contractual maturity, are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

(dollars in thousands)	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$6,054	$6,074	$1,345	$1,348
Due after one one year through five years	23,545	24,405	5,678	5,746
Due after five years through 10 years	37,787	38,782	5,907	6,140
Due after 10 years	20,860	21,956	1,778	1,820

Total	88,246	91,217	14,708	15,054

Mortgage-backed securities	89,228	91,975	70,145	72,997

Total	$177,474	$183,192	$84,853	$88,051

Impairment of securities rated below investment grade was evaluated to determine if the Bank expects not to recover the entire amortized cost basis of the security. This evaluation was based on projections of estimated cash flows based on individual loans or issuers underlying each security using anticipated default rates and severities at foreclosure or default. Collectively, all non-rated securities are considered immaterial. As of March 31, 2010, no securities were identified as other-than-temporarily impaired based on credit issues.

6.	Loans

The following summary sets forth the major categories of loans.

(dollars in thousands)	At March 31, 2010		At December 31, 2009
Loans held for sale	$42,956		$58,219

Loans held for investment:
Commercial and agricultural	$172,939	11.2%	$194,134	12.4%
Real estate-construction	379,780	24.5	394,427	25.2
Real estate-mortgage:
1-4 family residential	416,598	26.9	398,134	25.5
Commercial	530,007	34.2	529,822	33.9
Consumer	49,081	3.2	46,504	3.0

Total	$1,548,405	100.0%	$1,563,021	100.0%

The following is a summary of nonperforming assets for the periods ended as presented:

(dollars in thousands)	March 31, 2010	December 31, 2009
Loans on nonaccrual status	$196,405	$167,506
Loans more than 90 days delinquent, still on accrual	4,236	6,908
Real estate owned / Repossessed assets	41,438	35,238

Total	$242,079	$209,652

7.	Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses is as follows:

(dollars in thousands)	Three Months Ended March 31,
	2010	2009
Balance, beginning of period	$49,461	$34,720
Provision for losses charged to operations	9,490	14,059
Net charge-offs:
Charge-offs	(3,507)	(10,812)
Recoveries	451	606

Net charge-offs	(3,056)	(10,206)

Balance, end of period	$55,895	$38,573

Annualized net charge-offs during the period to average loans	0.80%	2.61%

Annualized net charge-offs during the period to allowance for loan losses	22.17%	105.84%

Allowance for loan losses to loans held for investment	3.61%	2.44%

8.	Postretirement Employee Benefit Plans

The accompanying table details the components of the net periodic costs of the Company’s postretirement benefit plans as recognized in the Company’s Consolidated Statements of Loss:

(dollars in thousands)	Three Months Ended March 31,
	2010	2009
Pension Plan
Service cost	$45	$53
Interest cost	172	172
Expected return on plan assets	(149)	(136)
Amortization of prior service cost	–	1
Amortization of net actuarial loss	92	83

Net periodic pension cost	$160	$173

Supplemental Executive Retirement Plan
Service cost	$57	$63
Interest cost	36	42
Expected return on plan assets	–	–
Amortization of prior service cost	–	12
Amortization of net actuarial loss	12	–

Net periodic SERP cost	$105	$117

Other Postretirement Defined Benefit Plans
Service cost	$6	$5
Interest cost	23	22
Expected return on plan assets	–	–
Amortization of prior service (credit)	(1)	(1)
Amortization of net actuarial loss	6	5

Net periodic postretirement benefit cost	$34	$31

The Company expects to contribute $0.8 million to its pension plan in 2010. The other postretirement benefit plans are unfunded plans; and consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.

9.	Derivative Financial Instruments

The Company is exposed to interest rate risk relating to its ongoing business operations. In connection with its asset/ liability management objectives, the Company has entered into interest rate swaps.

On March 14, 2008, FNB United entered into an interest rate swap to convert the floating rate cash flows on a $20 million trust preferred security to a fixed rate cash flow. As structured, the pay-fixed, receive-floating swap is evaluated, using the long-haul method, as being a cash flow hedge in which the ineffectiveness would be determined by any difference in valuation of the fair value of the derivative and the underlying hedged item. Consequently, the difference in cash flows in each period between the fixed rate interest payments that the Company makes and the variable interest payments received as well as any ineffectiveness in the cash flow hedge is currently reported in earnings, while gains and losses on the value of the swap instrument are recorded in shareholders’ equity as a component of “Accumulated other comprehensive loss.”

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

Mortgage banking derivatives used in the ordinary course of business consist of mandatory forward sales contracts (“forward contracts”) and rate lock loan commitments. The fair value of the Company’s derivative instruments is measured primarily by obtaining pricing from broker-dealers recognized to be market participants.

The table below provides data about the carrying values of derivative instruments:

	As of March 31, 2010			As of December 31, 2009
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
(dollars in thousands)	Carrying Value	Carrying Value		Carrying Value	Carrying Value
Derivatives designated as hedging instruments:
Interest rate swap contracts—trust preferred (1)	$–	$(313)	$(313)	$–	$(383)	$(383)
Interest rate swap contracts—FHLB advances (2)	350	–	350	280	–	280

Derivatives not designated as hedging instruments:
Mortgage loan rate lock commitments (1)	$–	$(9)	$(9)	$–	$(83)	$(83)
Mortgage loan forward sales and MBS (1)	–	(11)	(11)	251	–	251

(1)	Included in “Other liabilities” on the Company’s consolidated balance sheets.
(2)	Included in “Federal Home Loan Bank advances” on the Company’s consolidated balance sheets.

The table below provides data about the amount of gains and losses related to derivative instruments designated as hedges included in the “Accumulated other comprehensive loss” section of “Shareholders’ Equity” on the Company’s Consolidated Balance Sheets, and in “Other income” in the Company’s Consolidated Statements of Loss:

(dollars in thousands)	Gain or (Loss), Net of Tax Recognized in Accumulated Other Comprehensive Loss (Effective Portion)
	As of March 31, 2010	As of December 31, 2009
Derivatives designated as hedging instruments:
Interest rate swap contracts	$(203)	$(249)

(dollars in thousands)	Gain or (Loss), Net of Tax Recognized in Income
	As of March 31, 2010	As of March 31, 2009
Derivatives designated as hedging instruments:
Interest rate swap contracts/FHLB advances	$27	$–

(dollars in thousands)	Gain or (Loss) During Three Months Ended
	March 31, 2010	March 31, 2009
Derivatives not designated as hedging instruments:
Mortgage loan rate lock commitments (1)	$(9)	$266
Mortgage loan forward sales and MBS (1)	(11)	(212)

Total	$(20)	$54

(1)	Recognized in “Mortgage loan sales” in the Company’s consolidated statements of income.

10.	Fair Values of Assets and Liabilities

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, derivative assets, certain loans held for sale at Dover and mortgage servicing rights are recorded at fair value on a recurring basis. Additionally, from time-to-time, the Company may be required to record at fair value other assets and liabilities on a nonrecurring basis, such as loans held for sale, loans held for investment, impaired loans and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve application of lower or cost or market accounting or write-downs of individual assets or liabilities.

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

Liquidity is a significant factor in the determination of the fair values of trading account assets and liabilities and AFS debt securities. Market price quotes may not be readily available for some positions, or positions within a market sector where trading activity has slowed significantly or ceased. Some of these instruments are valued using a discounted cash flow model, which estimates the fair value of the securities using internal credit risk, interest rate and prepayment risk models that incorporate management’s best estimate of current key assumptions such as default rates, loss severity and prepayment rates. Principal and interest cash flows are discounted using an observable discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value for the specific security. Others are valued using a net asset value approach which considers the value of the underlying securities. Underlying assets are valued using external pricing services, where available, or matrix pricing based on the vintages and ratings. Situations of illiquidity generally are triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial statements and changes in credit ratings made by one or more ratings agencies.

Loans Held for Sale

The Company originates loans under various loan programs and other secondary market conventional products which are sold in the secondary market. Additionally, the Company has residential mortgage loans held for sale which were originated through the retail and wholesale mortgage segment. The majority of loans held for sale are carried at the lower of cost or market. The Company elected the fair value option for the remaining portion to protect the Company from changes in interest rates during the period of time a loan is held. These loans are recorded at market value in accordance with current guidance. The sold loans are beyond the reach of the Bank in all respects and the purchasing investor has all rights of ownership, including the ability to pledge or exchange the loans. Most of loans sold are without recourse. Gains or losses on loan sales are recognized at the time of sale, are determined by the difference between net sales proceeds and the carrying value of the loan sold, and are included in mortgage loan income. The Company only retains rights and obligations to service the loans sold to Fannie Mae.

The fair values of loans held for sale are based on quoted market prices, where available, or are determined by discounting estimated cash flows using interest rates approximating the Company’s current origination rates for similar loans adjusted to reflect the inherent credit risk. As such, the Company records any fair value adjustments on a nonrecurring basis as a level 2 adjustment.

Loans

The fair values of loans and loan commitments are based on market prices, where available, or discounted cash flow analyses using market-based credit spreads of comparable debt instruments or credit derivatives of the specific borrower or comparable borrowers. Results of discounted cash flow calculations may be adjusted, as appropriate, to reflect other market conditions or the perceived credit risk of the borrower.

From time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans. At March 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loans as nonrecurring Level 3.

Other Real Estate Owned

Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. OREO values are assessed on an ongoing basis, and are written down as necessary to reflect fluctuations in market conditions affecting fair value. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the OREO as nonrecurring Level 3.

Derivative Assets and Liabilities

Substantially all derivative instruments held or issued by the Company for risk management or customer-initiated activities are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies derivatives instruments held or issued for risk management or customer-initiated activities as Level 2. Fair value of derivatives are primarily estimated by discounting estimated cash flows using interest rates approximating the current market rate for similar terms and credit risk.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities carried at fair value on a recurring basis at March 31, 2010, including financial instruments which the Company accounts for under the fair value option, are summarized in the following table.

March 31, 2010

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale equity securities	$2,517	$2,517	$–	$–
Available-for-sale debt securities
U.S. government sponsored agencies	$48,822	$–	$48,822	$–
States and political subdivisions	37,466	–	37,466	–
Residential mortgage-backed securities	92,367	–	92,367	–
Corporate notes	2,020	–	2,020	–

Total available-for-sale debt securities	$180,675	$–	$180,675	$–

Total available-for-sale securities	$183,192	$2,517	$180,675	$–

Derivative assets – Bank	$350	$–	$350	$–
Loans held for sale	$25,375	$–	$25,375	$–
Mortgage servicing rights	$4,705	$–	$–	$4,705

Total assets at fair value	$213,622	$2,517	$206,400	$4,705

Derivative liabilities – Bank	$(313)	$–	$(313)	$–
FHLB advances - fair value hedge	$(239)	$–	$(239)	$–
Derivative liabilities – Dover	$(11)	$–	$(11)	$–

Total liabilities at fair value	$(563)	$–	$(563)	$–

Assets and liabilities carried at fair value on a recurring basis at December 31, 2009, including financial instruments which the Company accounts for under the fair value option, are summarized in the following table.

December 31, 2009

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale equity securities	$2,168	$2,168	$–	$–
Available-for-sale debt securities
U.S. government sponsored agencies	73,031	–	73,031	–
States and political subdivisions	46,427	–	46,427	–
Residential mortgage-backed securities	101,613	–	101,613	–
Corporate notes	14,391	–	14,391	–

Total available-for-sale debt securities	$235,462	$–	$235,462	$–

Total available-for-sale securities	$237,630	$2,168	$235,462	$–

Derivative assets – Bank	$280	$–	$280	$–
Derivative assets – Dover	$251	$–	$251	$–
Loans held for sale	$26,135	$–	$26,135	$–
Mortgage servicing rights	$4,857	$–	$–	$4,857

Total assets at fair value	$269,153	$2,168	$262,128	$4,857

Derivative liabilities – Bank	$(383)	$–	$(383)	$–

Total liabilities at fair value	$(383)	$–	$(383)	$–

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2010.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(dollars in thousands)	Mortgage Servicing Rights
Beginning balance at January 1, 2010	$4,857
Total gains or losses (realized/unrealized):
Included in earnings	(447)
Purchases, issuances and settlements	295

Ending balance at March 31, 2010	$4,705

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

March 31, 2010

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans	$91,092	$–	$–	$91,092
Other real estate owned	6,147	–	–	6,147

Total assets at fair value	$97,239	$–	$–	$97,239

December 31, 2009
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans	$69,142	$–	$–	$69,142
Other real estate owned	2,836	–	–	2,836

Total assets at fair value	$71,978	$–	$–	$71,978

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

Loans. The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Substantially all residential mortgage loans held for sale are pre-sold and their carrying value approximates fair value. The fair value of variable rate loans with frequent repricing and negligible credit risk approximates book value. The fair value of loans is further discounted by credit and liquidity factors.

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

The estimated fair values of financial instruments are as follows:

	As of March 31, 2010		As of December 31, 2009
(dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$49,697	$49,697	$27,698	$27,698
Investment securities:
Available-for-sale	183,192	183,192	237,630	237,630
Held-to-maturity	84,853	88,051	88,559	91,521
Loans held for sale	42,956	42,956	58,219	58,219
Loans, net	1,492,510	1,449,608	1,513,560	1,442,115
Accrued interest receivable	8,274	8,274	8,071	8,071
Bank-owned life insurance	31,146	31,146	30,883	30,883

Financial Liabilities
Deposits	$1,683,281	1,639,464	$1,722,128	$1,687,945
Retail repurchase agreements	13,907	13,907	13,592	13,592
Federal Home Loan Bank advances	151,085	156,262	166,165	171,529
Federal funds purchased	–	–	10,000	10,000
Subordinated debt	15,000	15,000	15,000	15,000
Junior subordinated debentures	56,702	43,184	56,702	43,257
Accrued interest payable	2,242	2,242	2,581	2,581

11.	Common Dividends Declared

The Bank must obtain the prior approval of the Comptroller of the Currency (“OCC”) to pay dividends if the total of all dividends declared by the Bank in any calendar year will exceed the sum of its net income for that year and its retained net income for the preceding two calendar years, less any transfers required by the OCC or to be made to retire any preferred stock. Currently, any dividend declaration by the Bank would require OCC approval. Federal law also prohibits the Bank from paying dividends that in the aggregate would be greater than its undivided profits after deducting statutory bad debts in excess of its loan loss allowance.

The Company did not declare a dividend on common shares for the first quarter of 2010.

12.	Subsequent Events

Retirement of Officer and Director

On April 23, 2010, the Company announced the retirement effective April 22, 2010 of Michael C. Miller, president and chief executive officer of FNB United and the Bank. Mr. Miller also resigned from the boards of directors of FNB United and the Bank effective April 22, 2010.

Appointment of Officer

Also effective April 22, 2010, R. Larry Campbell, executive vice president and chief operating officer, was appointed by the boards of directors of FNB United and the Bank to succeed Mr. Miller as president and chief executive officer on an interim basis while a search for a replacement is undertaken.

Based on its evaluation, the Company determined there were no additional subsequent events that required recognition or disclosure in the financial statements.

13.	Management’s Plans and Intentions

The Company incurred significant net losses in 2009, primarily from the higher provisions for loan losses due to the significant level of nonperforming assets and the write-off of goodwill. The Company expects to receive the results from a regulatory examination that are anticipated to require higher regulatory capital requirements and a corrective plan for the reduction of nonperforming assets, among other matters. The Company’s independent registered public accounting firm issued a report with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2009, which contained an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s management described its plans and intentions in Note 20 to the financial statements filed as part of FNB United’s annual report on of Form 10-K for the year ended December 31, 2009. Since that annual report on Form 10-K was filed, the following strategies have been or are being implemented:

Held-to-Maturity Investment Securities Reclass

As part of the Bank’s contingency funding plan, the Board of Directors approved in April 2010 the reclassification of the entire held-to-maturity investment securities portfolio to available-for-sale investment securities. The conversion of the portfolio occurred effective May 3, 2010 and provides additional liquidity to the Bank. Though there are no immediate plans for the sale of these securities, the transfer will give the Bank additional latitude in managing liquidity and the investment portfolio. The transfer will result in the unrealized holding gain of $2.1 million, net of tax, at the date of transfer to be reported in other comprehensive income.

Deferring Preferred Stock and Trust Preferred Securities Payments

Beginning May 2010, the Company intends to defer the payment of cash dividends on its outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A, as well as the payment of interest on the outstanding junior subordinated notes related to its trust preferred securities. The suspension of cash dividends on preferred stock and the deferral of interest payments on the junior subordinated notes is expected to enhance the Company’s liquidity.

Balance Sheet Reduction

Management currently is implementing strategies to improve capital ratios through the reduction of assets and off-balance sheet commitments. For the quarter ended March 31, 2010, risk-weighted assets have been reduced by $83.3 million. Reductions occurred primarily in reclassifications and reductions of unfunded commitments, a reduction of a $12.0 million letter of credit, and through the investment and loan portfolios. Management expects future reductions in risk-weighted assets to be moderate and occur primarily in the loan portfolio. To offset the majority of asset reductions, liabilities declined in the first quarter primarily through reductions in brokered certificates of deposit by $26.0 million and through reductions in wholesale funding by $25.1 million. Because asset reductions exceeded liability reductions in the quarter ending March 31, 2010, cash balances increased by $22.0 million. Future liability reductions are expected to occur primarily in deposits, primarily public unit deposits and high-rate NOW accounts and certificates of deposits.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the financial condition, changes in financial condition and results of operations of FNB United Corp. (“FNB United”) and its wholly owned subsidiary, CommunityONE Bank, National Association (the “Bank”). FNB United and its subsidiary are collectively referred to as the “Company.” This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in forward-looking statements as a result of various factors. The following discussion is intended to assist in understanding the financial condition and results of operations of the Company.

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

Additionally, the Bank has a mortgage banking subsidiary, Dover Mortgage Company, which originates, underwrites and closes loans for sale into the secondary market. Dover has a retail origination network based in Charlotte and conducts wholesale operations in Maine, New Hampshire, North Carolina, South Carolina and Tennessee.

Executive Summary

The Company’s total assets at March 31, 2010, were $2.0 billion, a decrease of 3%, or $68.8 million, from year-end 2009. The decrease in assets is largely due to selective reduction of high risk weighted assets and funding sources as part of management’s plan to improve regulatory capital ratios in anticipation of the expected formal agreement with the Comptroller of the Currency (“OCC”). Investments decreased $58.1 million, or 18%, partly due to the execution of the plan noted above. Loans held for sale decreased $15.3 million, or 26%, primarily due to lower loan production from slower refinancing activity in the first quarter 2010. Gross loans held for investment totaled $1.5 billion at March 31, 2010, representing a slight decrease of 0.9% from the prior year end.

Management currently is implementing strategies to improve capital ratios through the reduction of assets and off-balance sheet commitments. For the quarter ended March 31, 2010, risk-weighted assets decreased by $83.3 million. Reductions occurred primarily in reclassifications and reductions of unfunded commitments, a reduction of a $12 million letter of credit, and through the investment and loan portfolios. Management expects future reductions in risk-weighted assets to be moderate and occur primarily in the loan portfolio. To offset the majority of asset reductions, liabilities declined in the first quarter primarily through reductions in brokered certificates of deposit and through reductions in wholesale funding. Because asset reductions exceeded liability reductions in the quarter ending March 31, 2010, cash balances increased by $22.0 million. Future liability reductions are expected to occur primarily in deposits, primarily public unit deposits and high-rate NOW accounts and certificates of deposit.

Total deposits declined $38.8 million, to $1.7 billion, in 2010, representing a 2.3% decrease due primarily to a planned effort to reduce the volume of brokered certificates of deposit. Borrowings decreased $24.8 million, or 9%, during the first three months of 2010, compared to the twelve months ended December 31, 2009. Total shareholders’ equity decreased $3.6 million from the December 31, 2009 level, primarily from the Company’s net loss of $4.4 million.

The Company experienced a net loss of $4.4 million in the first three months of 2010 compared to net loss of $6.2 million for the same period in 2009. The net loss is primarily the result of the $9.5 million provision for loan losses and an increase of $4.7 million in income tax expense resulting from a valuation allowance recognized in 2010 versus a tax benefit recognized in 2009.

Noninterest income was $5.6 million for the first quarter ended March 31, 2010 and 2009, respectively. Mortgage loan income decreased by $0.7 million, which is attributable to a drop in loan production volume in the first quarter of

2010. In addition, there was a decline of $0.2 million in service charges on deposit accounts. These decreases were partially offset by a $0.2 million increase in cardholder and merchant service income and trust and investment services income.

Noninterest expense for the first quarter of 2010 was $14.8 million, compared to $15.6 million for the same period of 2009. This 5% reduction in noninterest expense is attributed to a $0.7 million decrease in personnel expense due to lower commissions and benefit costs, lower net occupancy expense of $0.2 million, both partially offset by a $0.4 million increase in FDIC insurance expense. In the first quarter 2009, the Company wrote off $0.3 million in an investment in a failed banker’s bank.

Financial highlights are presented in the accompanying table.

Selected Financial Data

(dollars in thousands, except per share data)	As of and for the Quarter Ended March 31,
	2010		2009
Income Statement Data
Net interest income	$15,701		$14,132
Provision for loan losses	9,490		14,059
Noninterest income	5,626		5,644
Noninterest expense	14,828		15,608
Net loss	(3,577)		(5,767)
Preferred stock dividends	(819)		(431)
Net loss to common shareholders	(4,396)		(6,198)
Period End Balances
Assets	$2,032,544		$2,154,026
Loans held for sale	42,956		48,475
Loans held for investment (1)	1,548,405		1,583,857
Allowance for loan losses	55,895		38,573
Goodwill	–		52,395
Deposits	1,683,281		1,606,696
Borrowings	236,694		342,202
Shareholders’ equity	94,800		192,770
Average Balances
Assets	$2,075,684		$2,110,138
Loans held for sale	40,988		51,930
Loans held for investment (1)	1,555,865		1,584,920
Allowance for loan losses	52,124		35,177
Deposits	1,709,876		1,549,197
Borrowings	250,274		370,227
Shareholders’ equity	98,742		175,262
Per Common Share Data
Net loss per common share:
Basic	$(0.38)		$(0.54)
Diluted	(0.38)		(0.54)
Cash dividends declared	–		0.025
Book value	3.72		12.35
Tangible book value	3.30		7.28
Performance Ratios
Return on average assets	(0.70	) %	(1.11	) %
Return on average tangible assets (2)	(0.70)		(1.14)
Return on average equity (3)	(14.69)		(13.34)
Return on average tangible equity (2)	(15.46)		(19.96)
Net interest margin (tax equivalent)	3.35		3.03
Dividend payout on common shares (4)	N/M		N/M
Asset Quality Ratios
Allowance for loan losses to period end loans held for investment	3.61%		2.44%
Nonperforming loans to period end allowance for loan losses	358.96		304.74
Net chargeoffs (annualized) to average loans held for investment	0.80		2.61
Nonperforming assets to period end loans held for investment and foreclosed property (5)	15.23		7.96
Capital and Liquidity Ratios
Average equity to average assets	4.76%		8.31%
Leverage capital	5.62		8.98
Tier 1 risk based capital	6.90		10.16
Total risk based capital	10.53		12.51
Average loans to average deposits	90.99		102.31
Average loans to average deposits and borrowings	79.37		82.57

(1)	Loans held for investment, net of unearned income, before allowance for loan losses.
(2)	Refer to the “Non-GAAP Measures” section in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(3)	Net loss to common shareholders, which excludes preferred stock dividends, divided by average realized common equity which excludes accumulated other comprehensive loss.
(4)	Not applicable due to net loss.
(5)	Nonperforming loans and nonperforming assets include loans past due 90 days or more that are still accruing interest.

Application of Critical Accounting Policies

FNB United’s accounting policies are in accordance with accounting principles generally accepted in the United States and with general practice within the banking industry and are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. FNB United’s significant accounting policies are discussed in detail in Note 1 of the Consolidated Financial Statements contained in the Annual Report on Form 10-K for the year ended December 31, 2009.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. Actual results could differ from those estimates.

Allowance for Loan Losses

The allowance for loan losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management’s best estimate of probable loan losses incurred as of the balance sheet date. FNB United’s allowance for loan losses is also analyzed monthly by management. This analysis includes a methodology that separates the total loan portfolio into comparable loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a comparable group. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. The Company recently implemented a new loan loss software program as a modeling tool to assist in the determination of an adequate level of reserves to cover loan losses. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used. See additional discussion under “Asset Quality.”

Carrying Value of Securities

Securities designated as available-for-sale are carried at fair value. However, the unrealized difference between amortized cost and fair value of securities available-for-sale is excluded from net income unless there is an other than temporary impairment and is reported, net of deferred taxes, as a component of shareholders’ equity as accumulated other comprehensive income (loss). Securities held-to-maturity are carried at amortized cost, as the Bank has the ability, and management has the positive intent, to hold these securities to maturity. Premiums and discounts on securities are amortized and accreted according to the interest method.

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

Summary

Management believes the accounting estimates related to the allowance for loan losses, the carrying value of securities and the valuation allowance for deferred tax assets are “critical accounting estimates” because: (1) the estimates are highly susceptible to change from period to period as they require management to make assumptions concerning the changes in the types and volumes of the portfolios and anticipated economic conditions, and (2) the impact of recognizing an impairment or loan loss could have a material effect on FNB United’s assets reported on the balance sheet as well as its net earnings.

Results of Operations

Net Interest Income

Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities. An analysis is presented in the Company’s Average Balances and Net Interest Income Analysis for the periods ended March 31, 2010 and 2009.

For the three months ended March 31, 2010, net interest income before the provision for loan losses was $15.7 million, an increase of $1.6 million, or 11%, from $14.1 million for the same quarter in 2009. The increase was primarily due to a 75 basis point decrease in the cost of average interest-bearing liabilities offset by a 34 basis point decrease in the yield on average earning assets.

The net interest margin (taxable-equivalent net interest income divided by average earning assets) increased 32 basis points to 3.35% for the three months ended March 31, 2010, compared to 3.03% in the same period in 2009. In 2009 the Company was paying higher interest rates on deposits which resulted in an increase in interest expense on deposits of $2.5 million.

The following table contains information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Balances and Net Interest Income Analysis

	Three Months Ended March 31,
	2010			2009
(dollars in thousands)	Average Balance (3)	Income / Expense	Average Yield / Rate	Average Balance (3)	Income / Expense	Average Yield / Rate
Interest earning assets:
Loans (1)(2)	$1,596,853	$19,427	4.93%	$1,636,850	$21,642	5.36%
Taxable investment securities	273,420	3,825	5.67	224,403	3,067	5.54
Tax-exempt investment securities (1)	36,346	669	7.47	55,607	923	6.73
Overnight Federal funds sold	6,428	3	0.19	2,388	1	0.17
Other earning assets	19,668	83	1.71	20,933	79	1.53

Total earning assets	1,932,715	24,007	5.04	1,940,181	25,712	5.37

Non-earning assets:
Cash and due from banks	37,502			27,567
Goodwill and core deposit premium	4,896			58,087
Other assets, net	100,571			84,303

Total assets	$2,075,684			$2,110,138

Interest-bearing liabilities:
Interest-bearing demand deposits	$224,892	$580	1.05%	$179,681	$427	0.96%
Savings deposits	41,965	27	0.26	39,260	25	0.26
Money market deposits	334,864	941	1.14	282,682	1,146	1.64
Time deposits	952,818	4,854	2.07	903,095	7,276	3.27
Retail repurchase agreements	13,701	24	0.71	20,296	33	0.66
Federal Home Loan Bank advances	158,518	1,108	2.83	224,372	1,598	2.89
Federal funds purchased	6,234	0	0.00	13,857	17	0.50
Other borrowed funds	71,821	516	2.91	111,702	692	2.51

Total interest-bearing liabilities	1,804,813	8,050	1.81	1,774,945	11,214	2.56

Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	155,337			144,479
Other liabilities	16,792			15,452
Shareholders’ equity	98,742			175,262

Total liabilities and equity	$2,075,684			$2,110,138

Net interest income and net yield on earning assets (4)		$15,957	3.35%		$14,498	3.03%

Interest rate spread (5)			3.23%			2.81%

(1)	The fully tax equivalent basis is computed using a federal tax rate of 35%.
(2)	Average loan balances include nonaccruing loans and loans held for sale.
(3)	Average balances include market adjustments to fair value for securities and loans held for sale.
(4)	Net yield on earning assets is computed by dividing net interest income by average earning assets.
(5)	Earning asset yield minus interest bearing liabilities rate.

Provision for Loan Losses

This provision is the charge against earnings to provide an allowance for probable losses inherent in the loan portfolio. The amount of each year’s charge is affected by several considerations, including management’s evaluation of various risk factors in determining the adequacy of the allowance (see “Financial Condition – Asset Quality”), actual loan loss experience and loan portfolio growth.

During the three-month period ended March 31, 2010, the provision for loan losses was $9.5 million, compared to $14.0 million in the same period of 2009. The level of provision in the first quarter 2010 was driven by a continued deterioration of loan quality. Net charge-offs for the three months ending March 31, 2010 totaled $3.1 million, or .80% of annualized average loans, compared to $10.2 million, or 2.61% of annualized average loans for the same period in 2009. As of March 31, 2010, approximately 21.7% of the gross charge-offs were comprised of land development loans.

Noninterest Income

For the three months ended March 31, 2010, total noninterest income was $5.6 million the same as reported at March 31, 2009. Mortgage loan income declined by $0.7 million, which is attributable to a drop in loan origination volume. Service charges on deposit accounts declined 9%, or $0.2 million. These decreases were partially offset by a $0.7 million increase in security gains, a $0.2 million increase in cardholder and merchant service income and trust and investment services income.

(dollars in thousands)	For the Three Months Ended March 31,
	2010	2009
Service charges on deposit accounts	$1,938	$2,133
Mortgage loan income	1,184	1,926
Cardholder and merchant services income	680	562
Trust and investment services	479	341
Bank owned life insurance	241	228
Other service charges, commissions and fees	360	287
Security gains/(losses), net	669	(6)
Gain on fair value swap	45	–
Other income	30	173

Total noninterest income	$5,626	$5,644

Mortgage loan sales production declined during the first quarter of 2010 due primarily to lower loan production from slower refinancing activity in the first quarter 2010. In April 2009, Dover adopted fair value accounting, allowing it to enter into a hedging arrangement for the purpose of limiting risk inherent in the mortgage loan pipeline and loans held for sale portfolio.

Noninterest Expense

Noninterest expense for the first quarter of 2010 was $14.8 million, compared to $15.6 million in the first quarter a year ago. This 5% reduction is attributed to a $0.7 million decrease in personnel expense due to lower commissions and benefit costs, and lower net occupancy expense of $0.2 million. Partially offsetting these decreases is a $0.4 million increase in FDIC insurance expense. In the first quarter of 2009, the Bank recognized a one-time write-off of $0.3 million in an investment in a failed banker’s bank. OREO-related expenses increased $0.4 million for 2010 compared to first quarter 2009.

(dollars in thousands)	For the Three Months Ended March 31,
	2010	2009
Personnel expense	$7,762	$8,464
Net occupancy expense	1,301	1,522
Furniture, equipment, and data processing expense	1,769	1,761
Professional fees	561	760
Stationery, printing and supplies	118	182
Advertising and marketing	483	587
Other real estate owned expense	471	59
Credit/debit card expense	462	397
FDIC insurance	721	304
Other expense	1,180	1,572

Total noninterest expense	$14,828	$15,608

The Company froze wages for all employees during 2009 and reduced the Company contribution toward retirement plans. Full-time equivalent employees averaged 531 employees for the first quarter 2010 versus 517 employees for the first quarter of 2009.

Provision for Income Taxes

The Company had income tax expense totaling $0.6 million for the first quarter of 2010 compared to a tax benefit of $4.1 million for the same period in 2009. The increase in the expense for 2010, compared to the prior year, resulted primarily from a deferred tax valuation allowance, which was established in the fourth quarter of 2009. The Company’s provision for income taxes, as a percentage of loss before income taxes, was (19.6)% for the three months ended March 31, 2010, compared to 41.7% for the three months ended March 31, 2009.

Financial Condition

Management currently is implementing strategies to improve capital ratios through the reduction of assets and off-balance sheet commitments. For the quarter ended March 31, 2010, risk-weighted assets have been reduced by $83.3 million. Reductions occurred primarily in reclassifications and reductions of unfunded commitments, a reduction of a $12 million letter of credit, and through the investment and loan portfolios. Management expects future reductions in risk-weighted assets to be moderate and occur primarily in the loan portfolio. To offset the majority of asset reductions, liabilities declined in the first quarter primarily through reductions in brokered certificates of deposit and through reductions in wholesale funding. Because asset reductions exceeded liability reductions in the quarter ending March 31, 2010, cash balances increased by $22.0 million. Future liability reductions are expected to occur primarily in deposits, primarily public unit deposits and high-rate NOW accounts and certificates of deposit.

Since December 31, 2009, the Company’s assets have decreased $68.8 million, to $2.0 billion at March 31, 2010. The principal factors causing this decrease were a $58.1 million decrease in net investment securities, combined with a $15.3 million decrease in loans held for sale and a $14.6 million decrease in loans held for investment. Investment securities of $268.0 million at March 31, 2010 were 18% lower than the $326.2 million balance at December 31, 2009.

Deposits totaled $1.7 billion at March 31, 2010, compared to $1.7 billion at December 31, 2009. At the end of the first quarter 2010, noninterest-bearing deposits were $156.8 million, or 9.3%, of total deposits, up 3% since the end of 2009. Borrowings at the Federal Home Loan Bank (“FHLB”) totaled $151.1 million at March 31, 2010, compared to $166.2 million at December 31, 2009 and federal funds purchased decreased $10.0 million from year end 2009.

Shareholders’ equity was $94.8 million at the end of the first quarter 2010, down 4% from $98.4 million at December 31, 2009. The decrease reflects a net loss for the first quarter of 2010 of $4.4 million. The Company did not declare common dividends during the quarter ended March 31, 2010 and is unable to do so without prior regulatory approval.

Investment Securities

The Company evaluates all securities on a quarterly basis, and more frequently as economic conditions warrant, to determine if an other-than-temporary impairment (“OTTI”) exists. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than book value, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income/(loss) in shareholders’ equity) and not recognized in income until the security is ultimately sold. As of March 31, 2010, there were no securities under evaluation for OTTI.

The Company adopted a new model for evaluating other-than-temporary impairment on debt securities in April 2009. If an entity intends to sell a debt security, or cannot assert it is more likely than not that it will not have to sell the security before recovery, OTTI must be taken. If the entity does not intend to sell the debt security before recovery, but the entity does not expect to recover the entire amortized cost basis, then OTTI must be taken, but the amount of impairment is to be bifurcated between impairment due to credit, which is recorded through earnings, and noncredit impairment, which becomes a component of other comprehensive income (“OCI”) for both available-for-sale (“AFS”) and held-to-maturity securities (“HTM”). For HTM securities, the amount in OCI will be amortized over the security’s remaining life.

Asset Quality

Management considers the asset quality of the Bank to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. As part of the loan review function, the Bank engaged a third-party assessment group to review the underwriting documentation and risk grading analysis. The formal loan review function is expected to be brought in house later in 2010 to provide more timely response. This function is managed by credit administration, which is independent of loan origination.

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

Nonperforming loans at March 31, 2010 were $200.6 million, or 13.0% of loans held for investment, compared to $174.4 million, or 11.2% of loans held for investment at December 31, 2009. OREO was $41.4 million at March 31, 2010, compared to $35.2 million at December 31, 2009. A continued trend of adverse economic conditions, increasing unemployment and the depressed housing market have negatively affected the credit performance of residential real estate development and construction sectors of the Bank’s commercial portfolio in particular, and consumer credit more generally, resulting in additional delinquencies and loans placed on nonaccrual.

The softening of the real estate market through 2009 adversely affected the Company’s net income, and continued to do so during the first quarter of 2010, although some signs of market recovery are beginning to be observed. Real estate lending (including commercial, construction, land development, and residential) is a large portion of the Bank’s loan portfolio. These categories constitute $1.3 billion, or approximately 88%, of the Bank’s total loan portfolio. These categories are generally affected by changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. A downturn in the real estate markets in which the Company originates, purchases, and services mortgage and other loans could hurt its business because these loans are secured by real estate. Further declines will adversely affect the Company’s future earnings.

Allowance for Loan Losses

In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to a review of individual loans, historical loan loss experience, the value and adequacy of collateral and economic conditions in the Bank’s market area. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In addition, the Office of the Comptroller of the Currency (“OCC”), a federal regulatory agency, as an integral part of its examination process, periodically reviews the Bank’s allowance for loan losses. The OCC may require the Bank to recognize changes to the allowance based on its judgments about information available to it at the time of its examinations. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance.

The Company implemented a new loan loss software program in the fourth quarter of 2009. It is a modeling tool that automates bulk portfolio data entry and controls the critical processes and calculations necessary to determine a level of reserves that is adequate to protect the Company’s capital from lending risks. The methodology was independently validated by the Bank’s Internal Audit department using the 2006 Interagency Policy Statement on the allowance for loan losses and approved by the Audit and Credit Management Committees of the Bank’s Board of Directors for use in the Bank’s allowance for loan losses calculation.

Estimated credit losses should meet the criteria for accrual of a loss contingency, i.e., a provision to the allowance for loan losses, set forth in generally accepted accounting principles (“GAAP”). The Company’s methodology for determining the allowance for loan losses is based on the requirements of GAAP, the Interagency Policy Statement on the Allowance for Loan and Lease Losses and other regulatory and accounting pronouncements. The allowance for loan losses is determined by the sum of three separate components: (i) the impaired loan component, which addresses specific reserves for impaired loans; (ii) the general reserve component, which addresses reserves for pools of homogeneous loans; and (iii) an unallocated reserve component (if any) based on management’s judgment and experience. The loan pools and impaired loans are mutually exclusive; any loan that is impaired should be excluded from its homogenous pool for purposes of that pool’s reserve calculation, regardless of the level of impairment. However, the Bank has established a de minimis threshold for loan exposures that, if found to be impaired, will have impairment determined by applying the same general reserve rate as non-impaired loans within the same pool.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 3.61% at March 31, 2010, 3.16% at December 31, 2009, and 2.44% at March 31, 2009. The increase in the provision is attributable primarily to a deterioration in one residential condominium construction project and one residential land development project (both in the Charlotte, North Carolina area) and two commercial income properties. Adequate provisions and allowances for loan losses are based upon numerous factors, including growth of the loan portfolio, delinquencies, net charge-offs, nonperforming loans, and collateral values. Changes in the allowance for loan losses are presented in Note 7 to the Consolidated Financial Statements.

Management believes the allowance for loan losses of $55.9 million at March 31, 2010 is adequate to cover probable losses inherent in the loan portfolio. Assessing the adequacy of the allowance, however, is a process that requires continuous evaluation and considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

The following table presents the Bank’s investment in loans considered to be impaired and related information on those impaired loans as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, not individually reviewed for impairment	$2,342	$54	$5,660	$38
Impaired, individually reviewed, with no impairment	104,790	–	84,928	–
Impaired, individually reviewed, with impairment	127,250	36,158	98,010	28,868

Total impaired loans	$234,382	$36,212	$188,598	$28,906

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

Consistent with the general approach to liquidity, loans and other assets of the Bank are based primarily on a core of local deposits and the Bank’s capital position. To date, the steady increase in deposits, retail repurchase agreements supplemented by Federal Home Loan Bank advances, term federal funds and a modest amount of brokered deposits have been adequate to fund loan demand in the Bank’s market area, while maintaining the desired level of immediate liquidity and a substantial investment securities portfolio available for both immediate and secondary liquidity purposes.

As of March 31, 2010, available credit lines were $183.2 million compared to $293.2 million at December 31, 2009. During the first quarter of 2010, the reduction of contingency funding sources is a result from the sale of investment securities, reduction in credit availability at FHLB of Atlanta and the elimination of a correspondent Federal funds line. In spite of the reduction of available credit, the Bank believes the current availability is sufficient to handle contingent funding needs under severe stress conditions. Additionally, the Bank has unpledged collateral that can be used to further expand contingency funding sources.

Commitments, Contingencies and Off-Balance Sheet Risk

In the normal course of business, various commitments are outstanding that are not reflected in the Consolidated Financial Statements. Significant commitments at March 31, 2010 are discussed below.

Commitments by the Bank to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At March 31, 2010, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $274.7 million. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

The Bank issues standby letters of credit whereby it guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to standby letters of credit was $3.3 million at March 31, 2010, $14.9 million at December 31, 2009 and $16.5 million at March 31, 2009.

Dover originates certain residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a residential mortgage loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate residential mortgage loans totaled $74.4 million at March 31, 2010, and the related forward sales commitments totaled $50.6 million with fair values of $75.5 million and $51.3 million, respectively. Loans held for sale by Dover totaled $38.5 million at March 31, 2010 of which $23.0 million was valued at lower of cost or market and $15.5 million valued at fair market. The related forward sales commitments totaled $38.5 million with a fair value of $38.4 million.

The Bank had loans held for sale of $4.4 million at March 31, 2010. Binding commitments of the Bank for the origination of mortgage loans intended to be held for sale at March 31, 2010 totaled $18.8 million, and the related forward sales commitments totaled $4.4 million. At December 31, 2009, the Bank had loans held for sale of $4.6 million and binding commitments for the origination of mortgage loans intended to be held for sale of $7.0 million with related forward sales commitments also totaling $4.6 million.

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

Asset/Liability Management and Interest Rate Sensitivity

One of the primary objectives of asset/liability management is to maximize the net interest margin while minimizing the earnings risk associated with changes in interest rates. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps. This method, however, addresses only the magnitude of timing differences and does not address earnings or market value. Therefore, management uses an earnings simulation model to prepare, on a regular basis, earnings projections based on a range of interest rate scenarios to more accurately measure interest rate risk.

The Company’s balance sheet was asset-sensitive at March 31, 2010. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. The Company’s asset sensitivity is primarily derived from a large concentration in prime-based commercial loans that adjust as the prime interest rate changes. These loans are primarily funded by deposits that are not expected to reprice as quickly as the loans. Since the prime rate is not expected to decline below current levels, the Company’s risk to lower interest rates is low.

Capital Adequacy and Resources

Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1 and Tier 2, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders’ equity and qualifying perpetual preferred stock and qualifying trust preferred securities, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock, trust preferred securities and the allowance for loan losses. Total capital, for risk-based purposes, consists of the sum of Tier 1 and Tier 2 capital. Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%. At March 31, 2010, FNB United and the Bank had total risk-based capital ratios of 10.53% and 10.36%, respectively, and Tier 1 capital ratios of 6.90% and 8.19%, respectively.

As shown in the accompanying table, FNB United and the Bank had capital levels exceeding the minimum levels for “well capitalized” bank holding companies and banks as of March 31, 2010.

	Regulatory Guidelines
	Well Capitalized	Adequately Capitalized	FNB United	CommunityONE
Total Capital	10.00%	8.00%	10.53%	10.36%
Tier 1 Capital	6.00	4.00	6.90	8.19
Leverage Capital	5.00	4.00	5.62	6.66

Non-GAAP Measures

This Quarterly Report on Form 10-Q contains financial information determined by methods other than in accordance with generally accepted accounting principles (“GAAP”). FNB United’s management uses these non-GAAP measures in their analysis of FNB United’s performance. These non-GAAP measures exclude core deposit premiums from the calculations of return on average assets and return on average equity. Management believes presentations of financial measures excluding the impact of core deposit premiums provide useful supplemental information that is essential to a proper understanding of the operating results of FNB United’s core businesses. In addition, certain designated net interest income amounts are presented on a taxable equivalent basis. Management believes that the presentation of net interest income on a taxable equivalent basis aids in the comparability of net interest income arising from taxable and tax-exempt sources. These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

The Company’s management, the entire financial services sector, bank stock analysts and bank regulators use these non-GAAP measures in their analysis of the Company’s performance.

—	Tangible assets are total assets less goodwill and other intangible assets.
—	Tangible shareholders’ equity is shareholders’ equity less goodwill and other intangible assets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of current and future period net interest income, which is the excess of interest income on interest-earning assets over interest expense on interest-bearing liabilities.

The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The structure of the Company’s loan and deposit portfolios is such that a significant decline in interest rates may adversely affect net market values and net interest income. The Company does not maintain a trading account nor is it subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the Company’s asset/liability management function, which is discussed above in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Asset/Liability Management and Interest Rate Sensitivity.”

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

Management does not believe there has been any significant change in the overall performance of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis presented in the Company’s Form 10-K Annual Report for the fiscal year ended December 31, 2009.

Item 4T.	Controls and Procedures

As of March 31, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon, and as of the date of this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. During the period covered by this Quarterly Report, no change in internal control over financial reporting has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A	Risk Factors

There have been no material changes from the risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Removed and Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits to this report are listed in the index to exhibits on page 34 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FNB United Corp. (Registrant)

Date: May 17, 2010	By:	/s/ MARK A. SEVERSON

Mark A. Severson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.10	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.11	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.