Form 10-Q
period 2010-06-30
FNB United Corp.
filed 2010-08-10
CIK 764811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes   ☐    No  ☒

As of August 6, 2010 (the most recent practicable date), the Registrant had outstanding 11,424,390 shares of Common Stock.

FNB United Corp. and Subsidiary

Report on Form 10-Q

June 30, 2010

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this quarterly report on Form 10-Q, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are not historical facts are “forward-looking statements.” These statements are based on management’s current views and assumptions about future events or future financial performance and involve risks and uncertainties that could significantly affect expected results. Forward-looking statements are not guarantees of performance or results and can be identified by the use of forward-looking terminology, such as “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions. Factors that may cause actual results to differ materially from those contemplated by forward-looking statements include, among others, the following: the effects of future economic conditions, including inflation or a decrease in residential housing values; governmental monetary and fiscal policies, as well as legislative and regulatory changes; our ability to maintain required capital levels and adequate sources of funding and liquidity; the risks of changes in interest rates; changes in the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities; credit risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with competitors offering banking products and services by mail, telephone and the Internet; our ability to receive dividends from our subsidiary; the effects of critical accounting policies and judgments; regulatory actions and developments, including the potential impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act; fluctuations in our stock price; the effect of any mergers, acquisitions or other transactions to which we or our subsidiary may from time to time be a party; and the failure of assumptions underlying the establishment of our allowance for loan losses. The forward-looking statements contained in this report may also be subject to other risks and uncertainties, including those discussed elsewhere in this report and in FNB United Corp.’s other filings with the Securities and Exchange Commission, including in Item 1A, “Risk Factors,” of the FNB United Corp.’s annual report on Form 10-K for the year ended December 31, 2009. All forward-looking statements speak only as of the date on which such statements are made and FNB United Corp. undertakes no obligation to update any statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FNB United Corp. and Subsidiary

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except share and per share data)	June 30, 2010	December 31, 2009
Assets
Cash and due from banks	$73,535	$27,600
Interest-bearing bank balances	5,024	98
Investment securities:
Available-for-sale, at estimated fair value (amortized cost of $269,092 in 2010 and $232,905 in 2009)	280,120	237,630
Held-to-maturity (estimated fair value of $91,521 in 2009)	—	88,559
Loans held for sale	31,559	58,219

Loans held for investment	1,521,965	1,563,021
Less: Allowance for loan losses	(69,760)	(49,461)

Net loans held for investment	1,452,205	1,513,560

Premises and equipment, net	46,858	48,115
Other real estate owned	42,002	35,170
Core deposit premiums	4,570	4,968
Bank-owned life insurance	31,432	30,883
Other assets	55,152	56,494

Total Assets	$2,022,457	$2,101,296

Liabilities
Deposits:
Noninterest-bearing demand deposits	$158,949	$152,522
Interest-bearing deposits:
Demand, savings and money market deposits	592,614	594,377
Time deposits of $100,000 or more	484,734	425,858
Other time deposits	487,463	549,371

Total deposits	1,723,760	1,722,128

Retail repurchase agreements	16,424	13,592
Federal Home Loan Bank advances	119,573	166,165
Federal funds purchased	—	10,000
Subordinated debt	15,000	15,000
Junior subordinated debentures	56,702	56,702
Other liabilities	18,464	19,350

Total Liabilities	1,949,923	2,002,937

Shareholders’ Equity
Preferred stock, $10.00 par value; authorized 200,000 shares, 51,500 shares issued and outstanding at $1,000 stated value	48,558	48,205
Common stock warrant	3,891	3,891
Common stock, $2.50 par value; authorized 50,000,000 shares, issued 11,424,390 shares in 2010 and 11,426,413 shares in 2009	28,561	28,566
Surplus	115,057	115,039
Accumulated deficit	(126,376)	(96,234)
Accumulated other comprehensive gain/(loss)	2,843	(1,108)

Total Shareholders’ Equity	72,534	98,359

Total Liabilities and Shareholders’ Equity	$2,022,457	$2,101,296

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary

Consolidated Statements of Loss (unaudited)

(dollars in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest Income
Interest and fees on loans	$18,137	$21,264	$37,542	$42,863
Interest and dividends on investment securities:
Taxable income	3,120	4,108	6,945	7,175
Non-taxable income	395	594	830	1,194
Other interest income	107	87	193	167

Total interest income	21,759	26,053	45,510	51,399

Interest Expense
Deposits	6,215	8,605	12,617	17,479
Retail repurchase agreements	28	35	52	68
Federal Home Loan Bank advances	983	1,479	2,092	3,077
Federal funds purchased	—	44	4	85
Other borrowed funds	523	644	1,035	1,312

Total interest expense	7,749	10,807	15,800	22,021

Net Interest Income before Provision for Loan Losses	14,010	15,246	29,710	29,378
Provision for loan losses	27,429	5,525	36,919	19,584

Net Interest (Loss)/Income after Provision for Loan Losses	(13,419)	9,721	(7,209)	9,794

Noninterest Income
Service charges on deposit accounts	1,981	2,173	3,919	4,306
Mortgage loan income	1,207	2,631	2,391	4,547
Cardholder and merchant services income	791	642	1,470	1,204
Trust and investment services	518	440	996	781
Bank owned life insurance	257	241	498	470
Other service charges, commissions and fees	236	299	596	586
Securities gains/(losses), net	828	4	1,497	(2)
Gain on fair value swap	49	—	95	—
Total other-than-temporary impairment loss	—	(4,367)	—	(4,367)
Portion of loss recognized in other comprehensive income	—	3,367	—	3,367

Net impairment loss recognized in earnings	—	(1,000)	—	(1,000)
Other income	70	60	99	241

Total noninterest income	5,937	5,490	11,561	11,133

Noninterest Expense
Personnel expense	7,691	8,453	15,453	16,917
Net occupancy expense	1,238	1,286	2,538	2,808
Furniture, equipment and data processing expense	1,761	1,720	3,531	3,482
Professional fees	810	473	1,396	1,233
Stationery, printing and supplies	141	156	259	338
Advertising and marketing	387	469	869	1,056
Other real estate owned expense	4,615	187	5,086	245
Credit/debit card expense	447	416	909	813
FDIC insurance	812	1,560	1,534	1,863
Other expense	2,369	1,636	3,521	3,208

Total noninterest expense	20,271	16,356	35,096	31,963

Loss before income taxes	(27,753)	(1,145)	(30,744)	(11,036)
Income tax benefit	(2,828)	(742)	(2,242)	(4,866)

Net Loss	(24,925)	(403)	(28,502)	(6,170)
Preferred stock dividends	(822)	(809)	(1,641)	(1,240)

Net Loss to Common Shareholders	$(25,747)	$(1,212)	$(30,143)	$(7,410)

Net loss per common share:
Basic	$(2.25)	$(0.11)	$(2.64)	$(0.65)
Diluted	$(2.25)	$(0.11)	$(2.64)	$(0.65)
Weighted average number of common shares outstanding:
Basic	11,424,435	11,413,735	11,424,298	11,411,909
Diluted	11,424,435	11,413,735	11,424,298	11,411,909

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss (unaudited)

For the Six Months Ended June 30, 2010 and 2009

					Common Stock Warrant	Surplus	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive (Loss)/Income	Total
(in thousands, except share and per share data)	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2008	—	$—	11,428,003	$28,570	$—	$114,772	$8,904	$(4,329)	$147,917
Comprehensive loss:
Net loss	—	—	—	—	—	—	(6,170)	—	(6,170)
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period on securities available-for-sale, net of tax	—	—	—	—	—	—	—	137	137
Reclassification adjustment for losses on securities available-for-sale included in net income, net of tax	—	—	—	—	—	—	—	1	1
Unrealized holding gains on securities for which credit-related portion was recognized in net realized investment gains/(losses), net of tax	—	—	—	—	—	—	—	605	605

Change in unrealized gains on securities, net of tax	—	—	—	—	—	—	—	743	743
Interest rate swap, net of tax	—	—	—	—	—	—	—	22	22

Total comprehensive loss									(5,405)

Issuance of preferred stock	51,500	47,609	—	—	3,891	—	—	—	51,500
Accretion of discount on preferred stock	—	255	—	—	—	—	(255)	—	—
Cash dividends declared on common stock, $0.5 per share	—	—	—	—	—	—	(572)	—	(572)
Cash dividends declared on Series A preferred stock, $12.50 per share	—	—	—	—	—	—	(987)	—	(987)
Stock options:
Compensation expense recognized	—	—	—	—	—	115	—	—	115
Restricted stock:
Shares issued/terminated, subject to restriction	—	—	1,200	3	—	(2)	—	—	1
Compensation expense recognized	—	—	—	—	—	158	—	—	158

Balance, June 30, 2009	51,500	$47,864	11,429,203	$28,573	$3,891	$115,043	$920	$(3,564)	$192,727

Balance, December 31, 2009	51,500	$48,205	11,426,413	$28,566	$3,891	$115,039	$(96,234)	$(1,108)	$98,359
Comprehensive loss:
Net loss	—	—	—	—	—	—	(28,502)	—	(28,502)
Other comprehensive income, net of taxes:
Unrealized holding gains arising during the period on securities available-for-sale, net of tax	—	—	—	—	—	—	—	2,613	2,613
Unrealized holding gains arising during the period on reclassifying held-to-maturity securities to available-to-sale securities, net of tax	—	—	—	—	—	—	—	2,105	2,105
Reclassification adjustment for gains on securities available-for-sale included in net income, net of tax	—	—	—	—	—	—	—	(905)	(905)

Change in unrealized gains on securities, net of tax	—	—	—	—	—	—	—	3,813	3,813
Interest rate swap, net of tax	—	—	—	—	—	—	—	138	138

Total comprehensive loss									(24,551)

Accretion of discount on preferred stock	—	353	—	—	—	—	(353)	—	—
Cash dividends declared on Series A preferred stock, $12.50 per share	—	—	—	—	—	—	(1,287)	—	(1,287)
Stock options:
Compensation expense recognized	—	—	—	—	—	17	—	—	17
Restricted stock:
Shares issued/terminated, subject to restriction	—	—	(2,023)	(5)	—	(16)	—	—	(21)
Compensation expense recognized	—	—	—	—	—	17	—	—	17

Balance, June 30, 2010	51,500	$48,558	11,424,390	$28,561	$3,891	$115,057	$(126,376)	$2,843	$72,534

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)	Six Months Ended June 30,
	2010	2009
Operating Activities
Net loss	$(28,502)	$(6,170)
Adjustments to reconcile net loss to cash (used in) provided by operatings activities:
Depreciation and amortization of premises and equipment	1,860	1,813
Provision for loan losses	36,919	19,584
Deferred income taxes	(1,939)	456
Deferred loan fees and costs, net	(255)	(1,021)
Premium amortization and discount accretion of investment securities, net	(524)	(653)
(Gain)/loss on sale of investment securities	(1,497)	2
Other-than-temporary impairment charge	—	1,000
Amortization of core deposit premiums	398	397
Stock compensation expense	34	273
Increase in cash surrender value of bank-owned life insurance	(549)	(470)
Mortgage loans held for sale:
Origination of mortgage loans held for sale	(223,104)	(410,847)
Proceeds from sale of mortgage loans held for sale	250,742	386,374
Gain on mortgage loan sales	(2,391)	(4,547)
Mortgage servicing rights capitalized	(583)	(1,027)
Mortgage servicing rights amortization and impairment	689	1,222
Net loss on other real estate owned	3,699	117
Changes in assets and liabilities:
Decrease/(increase) in interest receivable	654	(698)
Decrease/(increase) in other assets	5,714	(454)
Decrease in accrued interest and other liabilities	(6,442)	(3,030)

Net cash provided by/(used in) operating activities	34,923	(17,679)

Investing Activities
Available-for-sale securities:
Proceeds from sales	26,621	4,812
Proceeds from maturities and calls	61,228	40,656
Purchases	(39,643)	(94,873)
Held-to-maturity securities:
Proceeds from maturities and calls	6,184	8,575
Purchases	—	(80,373)
Net decrease/(increase) in loans held for investment	10,248	(26,622)
Proceeds from sale of other real estate owned	5,063	763
Improvements to other real estate owned	(362)	(30)
Purchases of premises and equipment	(629)	(457)
Purchases of SBIC investments	—	(100)

Net cash provided by/(used in) investing activities	68,710	(147,649)

Financing Activities
Net increase in deposits	1,632	125,008
Increase/(decrease) in retail repurchase agreements	2,832	(685)
Decrease in Federal Home Loan Bank advances	(46,592)	(54,516)
(Decrease)/increase in Federal funds purchased	(10,000)	43,000
Proceeds from issuance of Series A preferred stock and common stock warrant	—	51,500
Cash dividends paid on common stock	—	(572)
Cash dividends paid on Series A preferred stock	(644)	(987)

Net cash (used in)/provided by financing activities	(52,772)	162,748

Net Increase/(Decrease) in Cash and Cash Equivalents	50,861	(2,580)
Cash and Cash Equivalents at Beginning of Period	27,698	29,353

Cash and Cash Equivalents at End of Period	$78,559	$26,773

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$15,970	$22,613
Income taxes, net of refunds	641	127
Noncash transactions:
Foreclosed loans transferred to other real estate	15,232	4,605
Unrealized securities gains/(losses), net of income taxes (benefit)/expense	3,813	743
Unrealized gains on interest rate swaps	138	22
Record postretirement benefit related to split-dollar insurance	—	1

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Nature of Operations

FNB United Corp. (“FNB United”), formerly known as FNB Corp., is a bank holding company incorporated under the laws of the State of North Carolina in 1984. On July 2, 1985, through an exchange of stock, FNB United acquired a wholly owned subsidiary, CommunityONE Bank, National Association (the “Bank”), a national banking association founded in 1907 and formerly known as First National Bank and Trust Company. The Bank has two operating subsidiaries, Dover Mortgage Company (“Dover”) and First National Investor Services, Inc. It also has an inactive subsidiary, Premier Investment Services, Inc., acquired through its merger with Alamance Bank. Through the Bank, FNB United offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers. The Bank has offices in Alamance, Alexander, Ashe, Catawba, Chatham, Gaston, Guilford, Iredell, Mecklenburg, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes counties in North Carolina. Dover has a retail origination network based in Charlotte with wholesale operations in Georgia, Maine, Massachusetts, New Hampshire, North Carolina, South Carolina, Tennessee and Virginia.

General

The accompanying consolidated financial statements, prepared without audit, include the accounts of FNB United and its subsidiary (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Operating results for the three- and six-month periods ending June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. Descriptions of the organization and business of FNB United, accounting policies followed by the Company and other relevant information are contained in the Company’s 2009 Annual Report on

Form 10-K, including the notes to the consolidated financial statements filed as part of that report. This quarterly report should be read in conjunction with that Annual Report.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date of this filing and has concluded that no subsequent events have occurred requiring accrual or disclosure in addition to that included herein. See Note 20 for additional information concerning subsequent events.

Use of Estimates

In preparing its consolidated financial statements, the Company’s management makes estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements for the years presented. Actual results could differ from these estimates and assumptions. Therefore, the results of operations for the three- and six-month periods ended June 30, 2010 are not necessarily indicative of the results of operations that may be expected in future periods.

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to place them on a comparable basis with the current period consolidated financial statements. These reclassifications have no effect on net income or shareholders’ equity as previously reported.

Risk and Uncertainties

In the normal course of business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: credit risk, market risk, and concentration of credit risk. Credit risk is the risk of default on the Company’s loan portfolio that results from borrowers’ inability or unwillingness to make contractually required payments. Market risk includes primarily interest rate risk. The Company is exposed to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or different bases, than its interest-earning assets. Market risk also reflects the risk of declines in the valuation of assets and liabilities and in the value of the collateral underlying loans and the value of real estate held by the Company. Concentration of credit risk refers to the risk that, if the Company extends a significant portion of its total outstanding credit to borrowers in a specific geographical area or industry or on the security of a specific form of collateral, the Company may experience disproportionately high levels of defaults and losses if those borrowers, or the value of such type of collateral, are adversely impacted by economic or other factors that are particularly applicable to such borrowers or collateral. Concentration of credit risk is also similarly applicable to the investment securities portfolio.

The Bank is subject to the regulations of various government agencies. These regulations may change significantly from period to period. The Bank also undergoes periodic examinations by regulatory agencies, which may subject the Bank to changes with respect to asset valuations, amount of required allowance for loan losses, lending requirements, capital levels, or operating restrictions.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include the balance sheet captions: cash and due from banks and interest-bearing bank balances.

The Bank maintains its excess liquidity with the Federal Reserve to reduce credit risks associated with selling those funds to correspondent banks. For the foreseeable future, the Bank is intentionally maintaining these higher cash balances to provide liquidity. Once the banking industry returns to a more stable operating environment, the Bank plans to reinvest these cash reserves in higher yielding assets.

3. Comprehensive Income

Comprehensive income is defined as the change in equity of an enterprise during a period from transactions and other events and circumstances from non-owner sources and, accordingly, includes both net income and amounts referred to as other comprehensive income. The items of other comprehensive income are included in the Consolidated Statements of Shareholders’ Equity and Comprehensive Loss. The accumulated other comprehensive income/(loss) is included in the shareholders’ equity section of the Consolidated Balance Sheet. The Company’s components of accumulated other comprehensive income/(loss) at June 30, 2010 include unrealized gains/(losses) on investment securities classified as available-for-sale, the changes in the value of the interest rate swap on one issue of trust preferred securities and changes in the value of the pension and post-retirement liability.

For the six months ended June 30, 2010 and 2009, total other comprehensive loss was $(24.6) million and $(5.4) million, respectively. The deferred income tax benefit/(liability) related to the components of other comprehensive income/(loss) amounted to $2.5 million and $2.0 million, respectively, for the same periods as previously mentioned.

The accumulated balances related to each component of other comprehensive income/(loss) are as follows:

(dollars in thousands)	June 30, 2010		December 31, 2009
	Pretax	After-tax	Pretax	After-tax
Net unrealized securities gains	$11,028	$6,677	$4,725	$2,864
Net unrealized losses on cash flow derivatives	(182)	(111)	(408)	(249)
Pension, other postretirement and postemployment benefit plan adjustments	(6,103)	(3,723)	(6,103)	(3,723)

Accumulated other comprehensive income/(loss)	$4,743	$2,843	$(1,786)	$(1,108)

4. Earnings Per Share

Basic net income/(loss) per share, or basic earnings per share (“EPS”), is computed by dividing net income/(loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. For the first six months of 2010, the Company has accrued or paid dividends of approximately $1.3 million on Series A preferred stock, which combined with the $0.3 million accretion of the discount on the preferred stock, increased the net loss to common shareholders by $1.6 million. Diluted EPS reflects the potential dilution that could occur if the Company’s potential common stock, which consists of dilutive stock options and a common stock warrant, were issued. As required for entities with complex capital structures, a dual presentation of basic and diluted EPS is included on the face of the income statement, and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is provided in this footnote.

(dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss to common shareholders	$(25,747)	$(1,212)	$(30,143)	$(7,410)

Denominator:
Weighted average common shares outstanding	11,424,435	11,413,735	11,424,298	11,411,909
Equivalent shares from potential common stock issuance	—	—	—	—

Diluted weighted average common shares outstanding	11,424,435	11,413,735	11,424,298	11,411,909

Net loss per share:
Basic	$(2.25)	$(0.11)	$(2.64)	$(0.65)
Diluted	$(2.25)	$(0.11)	$(2.64)	$(0.65)

Due to a net loss for the three- and six-months ended June 30, 2010 and 2009, all stock options and the common stock warrant were considered antidilutive and thus are not included in this calculation. Additionally, for the three- and six-months ended June 30, 2010, there were 2,741,868 and 2,741,952 antidilutive shares, respectively. For the three- and six-months ended June 30, 2009, there were 2,821,271 and 2,299,729 antidilutive shares, respectively. Of the antidilutive shares, the number of shares relating to stock options were 534,725 at June 30, 2010 and 614,128 at June 30, 2009. Antidilutive shares relating to the common stock warrant were 2,207,143 for both June 30, 2010 and June 30, 2009, respectively. Because the exercise price exceeded the average market price for the periods discussed and because of the net loss, the stock options and common stock warrant were omitted from the calculation of diluted earnings per share for their respective periods.

Net loss available for common shareholders was increased in the three- and six-month periods ending June 30, 2010 by $644,000 and $1.3 million, respectively, for preferred stock dividends and $644,000 and $987,000, respectively, for the same periods of 2009. Accretion on the preferred stock discount associated with the preferred stock of $178,000 and $166,000 was reflected for the three months ended June 30, 2010 and 2009, respectively, and $353,000 and $255,000 for the six months ended June 30, 2010 and 2009, respectively.

5. Investment Securities

The primary objective of the Company’s management of the investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. The Company is required under federal regulations to maintain adequate liquidity to ensure safe and sound operations. The Company maintains investment balances based on a continuing assessment of cash flows, the level of loan production, current interest rate risk strategies and the assessment of the potential future direction of market interest rate changes. Investment securities differ in terms of default, interest rate, liquidity and expected rate of return risk.

During the second quarter 2010, the Company reclassified the entire held-to-maturity investment securities portfolio to available-for-sale investment securities. At the time of reclassification, the held-to-maturity investment securities were carrying an amortized cost of $82.2 million with an unrealized net gain of $3.5 million. The conversion of the portfolio occurred on May 3, 2010 and provides additional liquidity to the Bank. Though there are no immediate plans for the sale of these securities, the transfer gives the Bank additional latitude in managing liquidity and the investment portfolio.

The following table summarizes the amortized cost and estimated fair value of available-for-sale investment securities and the related gross unrealized gains and losses are presented below:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2010
Obligations of:
U.S. Treasury and government agencies	$25	$1	$—	$26
U.S. government sponsored agencies	44,489	2,375	—	46,864
States and political subdivisions	45,119	2,571	56	47,634
Residential mortgage-backed securities	155,114	4,378	325	159,167
Commercial mortgage-backed securities	21,087	2,169	—	23,256
Collateralized debt obligations	—	45	—	45
Equity securities	2,292	—	98	2,194
Corporate notes	966	—	32	934

Total	$269,092	$11,539	$511	$280,120

December 31, 2009
Obligations of:
U.S. Treasury and government agencies	$61	$2	$—	$63
U.S. government sponsored agencies	71,696	1,460	189	72,967
States and political subdivisions	45,264	1,494	330	46,428
Residential mortgage-backed securities	99,307	2,427	121	101,613
Collateralized debt obligations	—	45	—	45
Equity securities	2,667	—	499	2,168
Corporate notes	13,910	436	—	14,346

Total	$232,905	$5,864	$1,139	$237,630

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

The Bank, as a member of the Federal Home Loan Bank (the “FHLB”) of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon the balances of total assets and FHLB advances. This investment is carried at cost since no ready market exists for FHLB stock and there is no quoted market value. However, redemption of this stock has historically been at par value. At both June 30, 2010 and December 31, 2009, the Bank owned a total of $12.9 million of FHLB stock. Due to the redemption provisions of FHLB stock, the Company estimated that fair value approximates cost and that this investment was not impaired at June 30, 2010. FHLB stock is included in other assets at its original cost basis.

The Bank, as a member bank of the Federal Reserve Bank (the “FRB”) of Richmond, is required to own capital stock of the FRB of Richmond based upon a percentage of the Bank’s common stock and surplus. This investment is carried at cost because no ready market exists for FRB stock and there is no quoted market value. At June 30, 2010 and December 31, 2009, the Bank owned a total of $4.5 million and $5.4 million of FRB stock, respectively. Due to the nature of this investment in an entity of the U.S. government, the Company estimated that fair value approximates cost and that this investment was not impaired at June 30, 2010. FRB stock is included in other assets at its original cost basis.

At June 30, 2010, $141.0 million of the investment securities portfolio were pledged to secure public deposits, including retail repurchase agreements and $36.3 million was pledged to the FRB of Richmond and $5.9 million pledged to others, leaving $94.6 million available as lendable collateral.

The following tables show investments’ gross unrealized losses and estimated fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009. All unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and/or the short duration of the unrealized loss.

Available-for-Sale

	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2010

Obligations of:
States and political subdivisions	$463	$1	$809	$55	$1,272	$56
Residential mortgage-backed securities	2,942	160	2,470	165	5,412	325
Equity securities	—	—	2,292	98	2,292	98
Corporate notes	—	—	968	32	968	32

Total	$3,405	$161	$6,539	$350	$9,944	$511

December 31, 2009

Obligations of:
U.S. government sponsored agencies	$11,289	$189	$—	$—	$11,289	$189
States and political subdivisions	15,077	263	799	67	15,876	330
Residential mortgage-backed securities	4,334	121	—	—	4,334	121
Equity securities	—	—	2,667	499	2,667	499

Total	$30,700	$573	$3,466	$566	$34,166	$1,139

Held-to-Maturity

	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2009

Residential mortgage-backed securities	$8,788	$260	$—	$—	$8,788	$260
Corporate notes	—	—	863	138	863	138

Total	$8,788	$260	$863	$138	$9,651	$398

At June 30, 2010, the Company had five available-for-sale securities that were in an unrealized loss position for longer than 12 months. At December 31, 2009, the Company had three available-for-sale securities and one held-to-maturity security that was in an unrealized loss position for longer than 12 months. All of these securities’ impairments are deemed to be temporary as the declines in fair value noted above were attributable to changes in interest rates and not attributable to credit quality.

The Financial Accounting Standards Board (“FASB”) issued new guidance for evaluating other-than-temporary impairment (“OTTI”) on debt securities in April 2009. If an entity intends to sell a debt security or cannot assert it is more likely than not that it will not have to sell the security before recovery, OTTI must be taken. If the entity does not intend to sell the debt security before recovery, but the entity does not expect to recover the entire amortized cost basis, then OTTI must be taken, but the amount of impairment is to be bifurcated between impairment due to credit (which is recorded through earnings) and noncredit impairment (which becomes a component of other comprehensive income (“OCI”) for both available-for-sale (“AFS”) and held-to-maturity securities (“HTM”)). For HTM securities, the amount in OCI will be amortized prospectively over the security’s remaining life. The Bank did not have any OTTI during the six months ended June 30, 2010, but had $1.0 million for the six months ended June 30, 2009.

The aggregate amortized cost and fair value of securities at June 30, 2010, by remaining contractual maturity, are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,701	$1,725
Due after one one year through five years	28,331	29,480
Due after five years through 10 years	40,298	42,368
Due after 10 years	43,648	47,380

Total	113,978	120,953

Mortgage-backed securities	155,114	159,167

Total	$269,092	$280,120

The Bank has one security below investment grade and one security not rated, which is considered immaterial. As of June 30, 2010, no securities were identified as other-than-temporarily impaired based on credit issues.

6. Loans

Loans are stated at the principal amounts outstanding adjusted for purchase premiums/discounts, deferred net loan fees and costs, and unearned income. Interest income on loans is generally recognized over the terms of the loans based on the unpaid daily principal amount outstanding. If the collectability of interest appears doubtful, the accrual thereof is discontinued. When accrual of interest is discontinued, all current period unpaid interest is reversed. Interest income on such loans is subsequently recognized only to the extent cash payments are received, the full recovery of principal is anticipated, or after full principal has been recovered when collection of principal is in question.

The following summary sets forth the major categories of loans.

(dollars in thousands)	At June 30, 2010		At December 31, 2009
Loans held for sale	$31,559		$58,219

Loans held for investment:
Commercial and agricultural	$167,787	11.0%	$194,134	12.4%
Real estate-construction	367,391	24.1	394,427	25.2
Real estate-mortgage:
1-4 family residential	421,836	27.8	398,134	25.5
Commercial	516,078	33.9	529,822	33.9
Consumer	48,873	3.2	46,504	3.0

Total	$1,521,965	100.0%	$1,563,021	100.0%

Loans included in the preceding loan composition table are net of participations sold. Loan participations sold totaled $10.8 million at June 30, 2010 and $6.4 million at December 31, 2009.

Mortgage loans serviced for the benefit of others amounted to $475.1 million and $455.1 million at June 30, 2010 and December 31, 2009, respectively, and are not included in the Consolidated Balance Sheet.

During the second quarter of 2010, Dover Mortgage transferred $9.3 million from loans previously designated as loans held for sale to loans held for investment. The loans were transferred at the lower of cost or market and Dover Mortgage recognized a loss of $17,000 on the transfer, which is recorded on the Consolidated Statements of Loss as part of other noninterest expense.

To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans. Gross loans of $560.1 million and $608.9 million were pledged to collateralize FHLB advances and letters of credit at June 30, 2010 and December 31, 2009, respectively, of which $341.1 million and $202.1 million, respectively, was available as lendable collateral. On June 30, 2010, $109.4 million of loans were pledged to collateralize for potential borrowings from the Federal Reserve Discount Window of which $62.8 million was available as lendable collateral.

The Bank has implemented loan programs (the “stimulus program”) to facilitate the sale of residential real estate held as collateral for some of the Bank’s nonperforming and performing loans and certain Bank-owned properties. The purpose of these loan programs is to reduce the Bank’s credit concentrations and nonperforming assets by providing attractive terms that both fill the mortgage lending void created by the ongoing recession and incent potential buyers to purchase real estate. The Bank has offered a reduced interest rate to qualified new borrowers so as to encourage them to purchase one of the properties in this program. New borrowers are qualified according to the Bank’s normal consumer and mortgage underwriting standards. The Bank records these loans at fair value at time of issue and the original builder loan is considered impaired. The Bank currently has $41.1 million in loans under the stimulus loan program, of which, $15.2 million required a fair value adjustment of $172,200 as of June 30, 2010. The fair value adjustment is recorded as a reduction of the outstanding loan balance on the balance sheet and accreted into interest income over the contractual life of the loan.

In June 2010, an external loan review of the Bank’s loan portfolio (as of April 30, 2010) was conducted, covering 49% of the total outstanding portfolio balance. The external loan review resulted in 9.3% of loans reviewed being downgraded from pass to non-pass. All risk downgrades identified during this review were included as factors in the computation of the allowance for loan losses as of June 30, 2010. The Company increased its allowance for loan losses at June 2010 to $69.8 million or 4.58% of gross loans.

A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The Bank evaluates impaired loans exceeding $100,000 for impairment and establishes an allowance as a component of the allowance for loan losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value.

The following table summarizes information relative to impaired loans at the dates and for the periods indicated.

(dollars in thousands)
	June 30, 2010	December 31, 2009
Impaired loans for which there is a related allowance for loan losses	$165,214	$103,670
Other impaired loans with no related allowance for loan losses	133,661	84,928

Total impaired loans *	$298,875	$188,598

Average impaired loans calculated using a simple average	$176,870	$140,726
Allowance for loan losses related to impaired loans	50,151	28,906

The following is a summary of nonperforming assets for the periods ended as presented:

(dollars in thousands)
	June 30, 2010	December 31, 2009
Loans on nonaccrual status	$225,279	$167,506
Loans more than 90 days delinquent, still on accrual	5,140	6,908
Real estate owned/repossessed assets	42,102	35,238

Total nonperforming assets	$272,521	$209,652

*	At June 30, 2010 and December 31, 2009 there were $64.0 million and $24.7 million, respectively, in performing and restructured loans.

At June 30, 2010 and December 31, 2009, the Bank had certain impaired loans of $222.8 million and $163.6 million, respectively, which were on nonaccruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Bank reversed all previously accrued interest income against current year earnings and as payments are collected on nonaccrual loans, they are applied to the principal balance of the loan. Had nonaccruing loans been on accruing status, interest income would have been higher by $775,700 and $1.5 million for the three- and six-month periods ended June 30, 2010, respectively.

Impaired loans also include loans that the Bank may elect to formally restructure due to the weakening credit status of a borrower such that the restructuring may facilitate a repayment plan that minimizes the potential losses that the Bank may have to otherwise incur. These loans are classified as impaired loans and, if on nonaccruing status as of the date of restructuring, the loans are included in nonperforming loans. Nonperforming restructured loans will remain as nonperforming until the borrower can demonstrate adherence to the restructured terms for a period of no less than six months or when it is otherwise determined that continued adherence is reasonably assured. Some restructured loans continue as accruing loans after restructuring due to the borrower not being past due, adequate collateral valuations supporting the restructured loans and/or the cash flows of the underlying business appearing adequate to support the restructured debt service. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At June 30, 2010, there were $176.0 million restructured loans of which $64.0 million were accruing and in a performing status. At December 31, 2009, there were $95.7 million restructured loans of which $24.7 million were accruing and in a performing status.

Potential problem loans, which are not included in nonperforming assets nor in impaired loans, amounted to approximately $120.5 million at June 30, 2010, compared to $106.2 million at December 31, 2009. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency (the “OCC”), the Bank’s primary regulator, for loans classified as substandard, excluding the impact of nonperforming loans.

7. Allowance for Loan Losses

The Bank continues to lend primarily in North Carolina. As of June 30, 2010, a substantial majority of the principal amount of the loans held for investment in its portfolio was to businesses and individuals in North Carolina. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.

An analysis of the changes in the allowance for loan losses is as follows:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance, beginning of period	$55,895	$38,573	$49,461	$34,720
Provision for losses charged to operations	27,429	5,525	36,919	19,584
Net charge-offs:
Charge-offs	(14,067)	(7,626)	(17,574)	(18,438)
Recoveries	503	372	954	978

Net charge-offs	(13,564)	(7,254)	(16,620)	(17,460)

Balance, end of period	$69,760	$36,844	$69,760	$36,844

Annualized net charge-offs during the period to average loans	3.54%	1.84%	2.17%	2.22%

Annualized net charge-offs during the period to allowance for loan losses	77.99%	78.75%	48.04%	95.56%

Allowance for loan losses to loans held for investment	4.58%	2.31%	4.58%	2.31%

8. Premises and Equipment, Net

The following table summarizes the premises and equipment balances, net at the dates indicated.

(dollars in thousands)	June 30, 2010	December 31, 2009
Land	$11,675	$11,675
Building and improvements	37,630	37,476
Furniture and equipment	31,605	31,247
Leasehold improvements	1,655	1,655

Premises and equipment, gross	82,565	82,053
Accumulated depreciation and amortization	(35,707)	(33,938)

Premises and equipment, net	$46,858	$48,115

9. Other Real Estate Owned and Property Acquired in Settlement of Loans

The following table summarizes real estate acquired in settlement of loans and personal property acquired in settlement of loans, the latter of which is included within the other assets financial statement line item on the Consolidated Balance Sheet at the dates indicated.

(dollars in thousands)	June 30, 2010	December 31, 2009

Real estate acquired in settlement of loans	$42,002	$35,170
Personal property acquired in settlement of loans	100	68

Total property acquired in settlement of loans	$42,102	$35,238

The following table summarizes the changes in real estate acquired in settlement of loans at the dates and for the periods indicated.

(dollars in thousands)	At end for the six month periods ended June 30,
	2010	2009
Real estate acquired in settlement of loans, beginning of period	$35,170	$6,509
Plus: New real estate acquired in settlement of loans	15,597	4,635
Less: Sales of real estate acquired in settlement of loans	(5,066)	(866)
Less: Write-downs charged to expense	(3,699)	(14)

Real estate acquired in settlement of loans, end of period	$42,002	$10,264

During the six-month period ended June 30, 2010, the Bank received proceeds of $5.1 million in total sales. This compares to prior year sales for the same period in the amount of $0.8 million. At June 30, 2010, eight assets with an aggregate net carrying amount of $0.9 million were under contract for sale and are expected to close in the third quarter of 2010.

10. Deposits

Traditional deposit accounts have historically been the primary source of funds for the Company and a competitive strength of the Company. Traditional deposit accounts also provide a customer base for the sale of additional financial products and services and fee income through service charges. The Company sets targets for growth in deposit accounts annually in an effort to increase the number of products per banking relationship. Deposits are attractive sources of funding because of their stability and generally low cost as compared with other funding sources.

The following table summarizes traditional deposit composition at the dates indicated.

(dollars in thousands)	June 30, 2010	December 31, 2009
Noninterest-bearing demand deposits	$158,949	$152,522
Interest-bearing demand deposits	229,067	226,696
Savings deposits	43,770	40,723
Money market deposits	319,777	326,958
Brokered deposits	111,572	112,340
Time deposits less than $100,000	453,469	437,031
Time deposits $100,000 or more	407,156	425,858

Total deposits	$1,723,760	$1,722,128

At June 30, 2010, $0.5 million of overdrawn transaction deposit accounts were reclassified to loans, compared with $0.3 million at December 31, 2009.

The following table summarizes interest expense on traditional deposit accounts for the periods indicated.

(dollars in thousands)	For the six month periods ended June 30,
	2010	2009
Interest-bearing demand deposits	$1,199	$968
Savings deposits	56	51
Money market deposits	1,756	2,270
Time deposits	9,606	14,190

Total interest expense on deposits	$12,617	$17,479

At June 30, 2010, management believes that both the Company and the Bank are “adequately capitalized,” as defined by regulatory banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank’s capital levels do not allow the Bank to increase or renew brokered deposits balances, including all Certificate of Deposit Account Registry Service (“CDARS”), without prior approval from regulators. Regulatory limitations on the ability to accept brokered deposits will also limit the Company’s deposit funding options. Based on its existing capital ratios, the Bank is subject to limitations on the maximum interest rates it can pay on deposit accounts and certain restrictions on brokered deposits.

11. Borrowings

Funds are borrowed on an overnight basis through retail repurchase agreements with bank customers and federal funds purchased from other financial institutions. Retail repurchase agreement borrowings are collateralized by securities of the U.S. Treasury and U.S. Government agencies and corporations.

At June 30, 2010, the Bank had a line of credit at the Federal Reserve Bank totaling $62.8 million, of which there was no outstanding balance at period end. The Bank had no other fed funds purchased lines as of June 30, 2010.

The Bank had $202.1 million of credit availability under a line of credit with the FHLB at June 30, 2010, secured by blanket collateral agreements on qualifying mortgage loans and, as required, by other qualifying collateral. At June 30, 2010, FHLB advances under these lines amounted to $119.6 million and were at interest rates ranging from 2.33% to 6.15%. At December 31, 2009, FHLB advances amounted to $166.2 million and were at interest rates ranging from 0.36% to 6.15%.

On June 22, 2010, the Bank retired $33.0 million in FHLB advances and paid an early redemption penalty of $1.0 million to the FHLB for the retirement of these advances. The early redemption penalty is included in other expense in the Consolidated Statements of Loss. On July 2, 2010, the Bank purchased $30.0 million in broker certificates of deposit to replace these funds. The advances had a remaining average life of 1.0 years and an average interest rate of 3.93%. The brokered certificates of deposit have maturities ranging from 30 months to 42 months with interest rates ranging from 1.75% to 2.20%. As a result of this transaction, the interest expense savings during the first year is estimated at an annualized rate of 1.94% on the $30.0 million restructured. The early redemption penalty was partially offset by a $0.8 million gain on the sale of two investment securities specifically sold for that purpose.

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

During the second quarter of 2010, the Company suspended payment of interest on trust preferred securities for liquidity purposes. The associated interest expense on trust preferred securities has been fully accrued and is included in the Consolidated Statements of Loss.

12. Deferred Income Tax

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has recorded a 100% deferred tax valuation allowance related to various temporary differences, principally consisting of the provision for loan losses and its net operating loss carryforwards.

In the second quarter of 2010, the Company recorded $2.8 million of federal income tax benefit to reduce its deferred tax valuation allowance established on previously recorded deferred tax assets. The tax benefit resulted from adjustment of the deferred tax liability related to appreciation in the Company’s available-for-sale investment portfolio. The appreciation was primarily due to the reclassification of the entire held-to-maturity investment securities portfolio to available-for-sale investment securities. The Company also recorded a deferred tax valuation allowance on the tax benefit related to the loss recognized during the six months ended June 30, 2010 due to the uncertainty of future taxable income necessary to fully realize the recorded net deferred tax asset.

Changes in net deferred tax asset were as follows:

(dollars in thousands)	June 30, 2010	December 31, 2009
Balance at beginning of year	$6,515	$12,597
Income tax effect from change in unrealized gains on available-for-sale securities	(2,498)	(2,299)
Employee benefit plan	(188)	43
Deferred income tax benefit on continuing operations	12,403	18,519
Valuation allowance on deferred tax assets	(9,979)	(22,345)

Balance at end of period	$6,253	$6,515

The components of deferred tax assets and liabilities and the tax effect of each are as follows:

(dollars in thousands)	June 30, 2010	December 31, 2009
Deferred tax assets:
Allowance for loan losses	$27,812	$19,833
Net operating loss	18,450	13,384
Compensation and benefit plans	2,203	2,192
Fair value basis of loans	45	356
Pension and other post-retirement benefits	1,691	1,878
Interest rate swap	73	134
Net unrealized securities gains	—	—
Other	2,266	877

Subtotal deferred tax assets	52,540	38,654
Less: Valuation allowance	(32,324)	(22,345)

Total deferred tax assets	20,216	16,309

Deferred tax liabilities:
Core deposit intangible	1,805	1,962
Mortgage servicing rights	1,876	1,918
Depreciable basis of premises and equipment	1,306	1,490
Net deferred loan fees and costs	1,000	969
Net unrealized securities gains	4,367	1,869
SAB 109 valuation	558	512
Other	3,051	1,074

Total deferred tax liabilities	13,963	9,794

Net deferred tax assets	$6,253	$6,515

As of June 30, 2010 and December 31, 2009, net deferred income tax assets totaling $6.3 million and $6.5 million, respectively, are recorded on the Company’s balance sheet. As of June 30, 2010, the Company determined that $6.1 million of the net deferred income tax assets is realizable based primarily on an available refund from net operating loss carryback against income taxes previously paid in 2007 and 2008, and $163,000 relates to unrealized losses on investment securities. No valuation allowance is recorded for unrealized losses on investment securities because it is not more likely than not that the Company will have to sell these securities at a loss.

13. Postretirement Employee Benefit Plans

The accompanying table details the components of the net periodic costs of the Company’s postretirement benefit plans as recognized in the Company’s Consolidated Statements of Loss:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Pension Plan
Service cost	$46	$50	$91	$103
Interest cost	172	153	344	325
Expected return on plan assets	(147)	(138)	(296)	(274)
Amortization of prior service cost	1	1	1	2
Amortization of net actuarial loss	92	77	184	160

Net periodic pension cost	$164	$143	$324	$316

Supplemental Executive Retirement Plan
Service cost	$29	$35	$86	$98
Interest cost	64	33	100	75
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	24	12	24	24
Amortization of net actuarial loss	(30)	(2)	(18)	(2)

Net periodic SERP cost	$87	$78	$192	$195

Other Postretirement Defined Benefit Plans
Service cost	$7	$5	$13	$10
Interest cost	35	25	58	47
Expected return on plan assets	—	—	—	—
Amortization of prior service (credit)	(1)	(1)	(2)	(2)
Amortization of net actuarial loss	6	5	12	10

Net periodic postretirement benefit cost	$47	$34	$81	$65

The Company contributed $0.8 million to its pension plan in the second quarter 2010. The other postretirement benefit plans are unfunded plans; and consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.

14. Recent Accounting Pronouncements

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Loan Losses

In July 2010, FASB issued new guidance regarding the disclosures associated with credit quality and the allowance for loan losses. This standard requires additional disclosures related to the allowance for loan loss with the objective of providing financial statement users with greater transparency about an entity’s loan loss reserves and overall credit quality. Additional disclosures include showing on a disaggregated basis the aging of receivables, credit quality indicators, and troubled debt restructures with its effect on the allowance for loan loss. For public entities, the disclosures as of the end of a reporting period are effective for the first interim or annual reporting period ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for the first interim or annual reporting period beginning on or after December 15, 2010. The Company has evaluated the impact of the adoption of this standard and determined that it will not have a material impact on the Company’s financial position and results of operations. It, however, will increase the amount of disclosures in the notes to the consolidated financial statements.

15. Derivative Financial Instruments

The Company is exposed to interest rate risk relating to its ongoing business operations. In connection with its asset/ liability management objectives, the Company has entered into interest rate swaps.

On March 14, 2008, FNB United entered into an interest rate swap to convert the floating rate cash flows on a $20 million trust preferred security to a fixed rate cash flow. As structured, the pay-fixed, receive-floating swap is evaluated, using the long-haul method, as being a cash flow hedge in which the ineffectiveness would be determined by any difference in valuation of the fair value of the derivative and the underlying hedged item. Consequently, the difference in cash flows in each period between the fixed rate interest payments that the Company makes and the variable interest payments received as well as any ineffectiveness in the cash flow hedge is currently reported in earnings, while gains and losses on the value of the swap instrument are recorded in shareholders’ equity as a component of “Accumulated other comprehensive gain/loss.”

During the fourth quarter 2009 and first quarter 2010, the Bank entered into four interest rate swaps totaling $45.0 million, using a receive-fixed swap to mitigate the exposure to changes in the fair value attributable to the benchmark interest rate (3-month LIBOR) of the hedged items (FHLB advances) from the effective date to the maturity date of the hedged instruments. As structured, the pay-variable, receive-fixed swaps are evaluated as fair value hedges and are considered highly effective. As highly effective hedges, all fair value designated hedges and the underlying hedged instrument are recorded on the balance sheet at fair value with the periodic changes of the fair value reported in the income statement.

Mortgage banking derivatives used in the ordinary course of business consist of mandatory forward sales contracts (forward contracts) and rate lock loan commitments. The fair value of the Company’s derivative instruments is measured primarily by obtaining pricing from broker-dealers recognized to be market participants.

The table below provides data about the carrying values of derivative instruments:

	As of June 30, 2010			As of December 31, 2009
(dollars in thousands)	Assets	(Liabilities)		Assets	(Liabilities)
	Carrying Value	Carrying Value	Derivative Net Carrying Value	Carrying Value	Carrying Value	Derivative Net Carrying Value
Derivatives designated as hedging instruments:
Interest rate swap contracts - trust preferred (1)	$—	$(184)	$(184)	$—	$(383)	$(383)
Interest rate swap contracts - FHLB advances (2)	—	(1,146)	(1,146)	280	—	280
Derivatives not designated as hedging instruments:
Mortgage loan rate lock commitments (3)	$78	$—	$78	$—	$(83)	$(83)
Mortgage loan forward sales and MBS (1)	—	(217)	(217)	251	—	251

(1)	Included in “Other liabilities” on the Company’s consolidated balance sheets.
(2)	Included in “Federal Home Loan Bank advances” on the Company’s consolidated balance sheets.
(3)	Included in “Other assets” on the Company’s consolidated balance sheets.
(3)	Included in “Other assets” on the Company’s consolidated balance sheets.

The following table provides data about the amount of gains and losses related to derivative instruments designated as hedges included in the Accumulated other comprehensive income/(loss) section of Shareholders’ Equity on the Company’s Consolidated Balance Sheets, and in Other income in the Company’s Consolidated Statements of Loss:

(dollars in thousands)	Gain/(Loss), Net of Tax Recognized in Accumulated Other Comprehensive Loss (Effective Portion)
	As of June 30,2010	As of June 30, 2009
Derivatives designated as hedging instruments:
Interest rate swap contracts	$(111)	$(278)

(dollars in thousands)	Gain or (Loss), Net of Tax Recognized in Income
	As of June 30, 2010	As of June 30, 2009
Derivatives designated as hedging instruments:
Interest rate swap contracts/FHLB advances	$57	$—

(dollars in thousands)	Gain or (Loss) During Six Months Ended
	June 30, 2010	June 30, 2009
Derivatives not designated as hedging instruments:
Mortgage loan rate lock commitments (1)	$161	$(235)
Mortgage loan forward sales and MBS (1)	(468)	101

Total	$(307)	$(134)

(1)	Recognized in “Mortgage loan sales” in the Company’s consolidated statements of income.

16. Fair Values of Assets and Liabilities

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

Liquidity is a significant factor in the determination of the fair values of available-for-sale debt securities. Market price quotes may not be readily available for some positions, or positions within a market sector where trading activity has slowed significantly or ceased. Some of these instruments are valued using a discounted cash flow model, which estimates the fair value of the securities using internal credit risk, interest rate and prepayment risk models that incorporate management’s best estimate of current key assumptions such as default rates, loss severity and prepayment rates. Principal and interest cash flows are discounted using an observable discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value for the specific security. Underlying assets are valued using external pricing services, where available, or matrix pricing based on the vintages and ratings. Situations of illiquidity generally are triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial statements and changes in credit ratings made by one or more ratings agencies.

Loans Held for Sale

The Company originates loans under various loan programs and other secondary market conventional products that are sold in the secondary market. Additionally, the Company has residential mortgage loans held for sale that were originated through the retail and wholesale mortgage segment. The majority of loans held for sale are carried at the lower of cost or market. The Company elected the fair value option for mandatory delivery contracts. These loans are recorded at market value in accordance with current guidance. The sold loans are beyond the reach of the Bank in all respects and the purchasing investor has all rights of ownership, including the ability to pledge or exchange the loans. Most of these loans sold are without recourse. Gains or losses on loan sales are recognized at the time of sale, are determined by the difference between net sales proceeds and the carrying value of the loan sold, and are included in mortgage loan income. The Company retains rights and obligations to service only the loans sold to Fannie Mae.

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

From time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meets or exceeds the recorded investments in such loans. At June 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loans as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities carried at fair value on a recurring basis at June 30, 2010, including financial instruments which the Company accounts for under the fair value option, are summarized in the following table.

(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale equity securities	$2,194	$2,194	$—	$—
Available-for-sale debt securities
U.S. Treasury and government agencies	26	—	26	—
U.S. government sponsored agencies	46,864	—	46,864	—
States and political subdivisions	47,634	—	47,634	—
Residential mortgage-backed securities	159,167	—	159,167	—
Commercial mortgage-backed securities	23,256	—	23,256	—
Collaterialized debt obligations	45	—	45	—
Corporate notes	934	—	934	—

Total available-for-sale debt securities	277,926	—	277,926	—

Total available-for-sale securities	280,120	2,194	277,926	—

Loans held for sale	16,766	—	16,766	—
Mortgage servicing rights	4,751	—	—	4,751
FHLB advances - fair value swap	1,306	—	1,306	—
Derivative assets - Dover	78	—	78	—

Total assets at fair value	$303,021	$2,194	$296,076	$4,751

Liabilities:
Derivative liabilities - FNB United	$184	$—	$184	$—
FHLB advances - fair value hedge	1,146	—	1,146	—
Derivative liabilities - Dover	217	—	217	—

Total liabilities at fair value	$1,547	$—	$1,547	$—

Assets and liabilities carried at fair value on a recurring basis at December 31, 2009, including financial instruments which the Company accounts for under the fair value option, are summarized in the following table.

(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale equity securities	$2,168	$2,168	$—	$—
Available-for-sale debt securities
U.S. Treasury and government agencies	63	—	63	—
U.S. government sponsored agencies	72,967	—	72,967	—
States and political subdivisions	46,428	—	46,428	—
Residential mortgage-backed securities	101,613	—	101,613	—
Collaterialized debt obligations	45	—	45	—
Corporate notes	14,346	—	14,346	—

Total available-for-sale debt securities	235,462	—	235,462	—

Total available-for-sale securities	237,630	2,168	235,462	—

FHLB advances - fair value hedge	280	—	280	—
Derivative assets - Dover	251	—	251	—
Loans held for sale	26,135	—	26,135	—
Mortgage servicing rights	4,857	—	—	4,857

Total assets at fair value	$269,153	$2,168	$262,128	$4,857

Liabilities:
Derivative liabilities - FNB United	$383	$—	$383	$—
Derivative liabilities - Dover	83	—	83	—

Total liabilities at fair value	$466	$—	$466	$—

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2010.

(dollars in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Mortgage Servicing Rights
Beginning balance at January 1, 2010	$4,857
Total gains or losses (realized/unrealized):
Included in earnings	(689)
Purchases, issuances and settlements	583

Ending balance at June 30, 2010	$4,751

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Assets measured at fair value on a nonrecurring basis are included in the following tables.

June 30, 2010
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans	$112,698	$—	$19,677	$93,021
Other real estate owned	11,331	—	2,502	8,829

Total assets at fair value	$124,029	$—	$22,179	$101,850

December 31, 2009
(dollars in thousands)	Total	Level 1	Level 2	Level 3

Impaired loans	$69,142	$—	$8,297	$60,845
Other real estate owned	2,836	—	278	2,558

Total assets at fair value	$71,978	$—	$8,575	$63,403

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value for each class of the Company’s financial instruments.

Cash and cash equivalents. The carrying amounts for cash and due from banks approximate fair value because of the short maturities of those instruments.

Investment securities. The fair value of investment securities is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The fair value of equity investments in the restricted stock of the Federal Reserve Bank and Federal Home Loan Bank approximates the carrying value.

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

The estimated fair values of financial instruments are as follows:

	As of June 30, 2010		As of December 31, 2009
(dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$78,559	$78,559	$27,698	$27,698
Investment securities:
Available-for-sale	280,120	280,120	237,630	237,630
Held-to-maturity	—	—	88,559	91,521
Loans held for sale	31,559	31,559	58,219	58,219
Loans, net	1,452,205	1,370,444	1,513,560	1,442,115
Accrued interest receivable	7,285	7,285	8,071	8,071
Bank-owned life insurance	31,432	31,432	30,883	30,883

Financial Liabilities
Deposits	$1,723,760	1,672,073	$1,722,128	$1,687,945
Retail repurchase agreements	16,424	16,424	13,592	13,592
Federal Home Loan Bank advances	119,573	126,250	166,165	171,529
Federal funds purchased	—	—	10,000	10,000
Subordinated debt	15,000	15,000	15,000	15,000
Junior subordinated debentures	56,702	40,149	56,702	43,257
Accrued interest payable	2,303	2,303	2,581	2,581

17. Common Dividends

The holders of the Company’s common stock are entitled to receive dividends, when and if declared by the Company’s Board of Directors, out of funds legally available for such dividends. The Company is a legal entity separate and distinct from the Bank and depends on the payment of dividends from the Bank. The Company and the Bank are subject to regulatory policies and requirements relating to the payment of dividends. As a result of being adequately capitalized, the Company is restricted from declaring and paying a dividend on common stock without prior notification and non-objection from the regulators.

The Bank must obtain the prior approval of the Office of the Comptroller of the Currency (the “OCC”) to pay dividends if the total of all dividends declared by the Bank in any calendar year will exceed the sum of its net income for that year and its retained net income for the preceding two calendar years, less any transfers required by the OCC or to be made to retire any preferred stock. Currently, any dividend declaration by the Bank would require OCC approval. Federal law also prohibits the Bank from paying dividends that in the aggregate would be greater than its undivided profits after deducting statutory bad debts in excess of its loan loss allowance. The Company has not declared any dividends on common shares in 2010.

18. Going Concern Considerations and Management’s Plans and Intentions

Going Concern Considerations

The going concern assumption is a fundamental principle in the preparation of financial statements. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In assessing this assumption, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of June 30, 2010. The Company has a history of profitable operations and sufficient sources of liquidity to meet its short-term and long-term funding needs. However, the Bank’s financial condition has suffered during 2009 and the first six months of 2010 from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression.

The effects of the current economic environment are being felt across many industries, with financial services and real estate being particularly hard-hit. The effects of the economic downturn have been particularly severe during the last 18 months. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans including residential construction and development loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets has increased substantially during 2009 and in the first six months of 2010. For the year ended December 31, 2009 and for the first six months of 2010, the Bank recorded a $61.7 million and $36.9 million provision, respectively, to increase the allowance for loan losses to a level which, in managements’ best judgment, adequately reflected the increased risk inherent in the loan portfolio as of the year end and quarter end periods, respectively.

The Company and the Bank operate in a highly-regulated industry and must plan for the liquidity needs of each entity separately. A variety of sources of liquidity are available to the Bank to meet its short-term and long-term funding needs. Although a number of these sources are limited following execution of the Consent Order with the OCC discussed in Note 20 below, management has prepared forecasts of these sources of funds and the Bank’s projected uses of funds for a three-year period in an effort to ensure that the sources available are sufficient to meet the Bank’s projected liquidity needs.

The Company relies on dividends from the Bank as its primary source of liquidity. The Company is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company to meet its obligations, including paying dividends. In addition, the terms of the Consent Order (see Note 20 Subsequent Events –Consent Order for information on the Consent Order) will further limit the Bank’s ability to pay dividends to the Company to satisfy its funding needs.

The Company will also need to raise additional capital to increase capital levels to meet the standards set forth by the OCC. As a result of the recent downturn in the financial markets, the availability of many sources of capital (principally to financial services companies) has become significantly restricted or has become increasingly costly as compared to the prevailing market rates prior to the downturn. Management cannot predict when or if the capital markets will return to more favorable conditions. Management is actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to ensure that the Bank’s projected level of regulatory capital can support its balance sheet.

There can be no assurances that the Company will be successful in its efforts to raise additional capital during 2010. An equity financing transaction would result in substantial dilution to the Company’s current shareholders and could adversely affect the market price of the Company’s common stock. It is difficult to predict if these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, due to the regulatory restrictions which exist that restrict cash payments between the Bank and FNB United, FNB United may be unable to meets its financial obligations in the normal course of business.

The accompanying consolidated financial statements for the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustments to reflect the possible future effects on the recoverability or classification of assets.

Management’s Plans and Intentions

The Company incurred significant net losses in 2009, primarily from the higher provisions for loan losses due to the significant level of nonperforming assets and the write-off of goodwill. The Company recently received the results from a regulatory examination and a formal Consent Order from the OCC (see Note 20 Subsequent Events –Consent Order for information on the Consent Order). The Company’s independent registered public accounting firm issued a report with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2009, which contained an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s management described its plans and intentions in Note 20 to the financial statements filed as part of FNB United’s annual report on of Form 10-K for the year ended December 31, 2009. Since that annual report on Form 10-K was filed, the following strategies have been or are being implemented.

Held-to-Maturity Investment Securities Reclassification – As part of the Bank’s contingency funding plan, the Board of Directors approved in April 2010 the reclassification of the entire held-to-maturity investment securities portfolio to available-for-sale investment securities. The conversion of the portfolio occurred on May 3, 2010 and provides additional liquidity to the Bank. Though there are no immediate plans for the sale of these securities, the transfer gives the Bank additional latitude in managing liquidity and the investment portfolio. The transfer resulted in the unrealized holding gains of $2.1 million, net of tax, at the date of transfer and is being recognized in other comprehensive income. The corresponding deferred tax on the unrealized holding gain allowed the Bank to realize a one-time reduction in deferred tax valuation allowance of $1.4 million in the second quarter of 2010.

Deferring Preferred Stock and Trust Preferred Securities Payments – The Company began deferring the payment of cash dividends on its outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A, beginning in the second quarter 2010, as well as the payment of interest on the outstanding junior subordinated notes related to its trust preferred securities. The suspension of cash dividends on preferred stock and the deferral of interest payments on the junior subordinated notes will enhance the Company’s liquidity. The expense associated with trust preferred securities continues to accrue and is reflected in the Company’s Consolidated Statements of Loss.

Balance Sheet Reduction – Management currently is implementing strategies to improve capital ratios through the reduction of assets and off-balance sheet commitments. For the six months ended June 30, 2010, risk-weighted assets have been reduced by $110.3 million. Reductions occurred primarily in reclassifications and reductions of unfunded commitments, a reduction of a $12.0 million letter of credit, and through the investment and loan portfolios. Management expects future reductions in risk-weighted assets to be moderate and occur primarily in the loan portfolio. To offset the majority of asset reductions, liabilities declined in the first quarter primarily through reductions in wholesale funding by $50.8 million. Because asset reductions exceeded liability reductions in the six months ending June 30, 2010, cash balances increased by $22.0 million. Future liability reductions are expected to occur primarily in deposits, primarily public unit deposits and high-rate NOW accounts and certificates of deposits.

Earnings – On June 22, 2010, the Bank retired $33.0 million in FHLB advances and paid an early redemption penalty of $1.0 million to the FHLB for the retirement of these advances. On July 2, 2010, the Bank purchased $30.0 million in broker certificates of deposit to replace these funds. The advances had a remaining average life of 1.0 years and an average interest rate of 3.93%. The brokered certificates of deposit have maturities ranging from 30 months to 42 months with interest rates ranging from 1.75% to 2.20%. As a result of this transaction, the interest expense savings during the first year is estimated at an annualized rate of 1.94% on the $30.0 million restructured. The early redemption penalty was partially offset by a $0.8 million gain on the sale of two investment securities specifically sold for that purpose. The Company continues to diligently monitor cost controls put in place in 2008 as recommended by a third-party study.

Stimulus Loan Program – The Bank has implemented loan programs to facilitate the sale of residential real estate held as collateral for some of the Bank’s nonperforming and performing loans, and certain Bank owned properties. The purpose of these loan programs is to reduce the Bank’s credit concentrations and nonperforming assets by providing attractive terms that both fill the mortgage lending void created by the ongoing recession and incent potential buyers to purchase real estate. The Bank has offered a reduced interest rate to qualified new borrowers so as to encourage them to purchase one of the properties in this program. New borrowers are qualified according to the Bank’s normal consumer and mortgage underwriting standards. The Bank is required to record these loans at fair value at inception. The Bank currently has $15.2 million in loans under the stimulus program and has recognized a fair value adjustment of $172,200 as of June 30, 2010. The fair value adjustment is recorded as a reduction of the outstanding loan balance on the balance sheet and accreted into interest income over the contractual life of the loan.

Additional Capital – The Company has engaged an investment banking firm and is in the process of developing a capital plan that may include issuing common stock, preferred stock or a combination of both, debt, or other financing alternatives that will be treated as capital for capital adequacy ratio purposes. Currently, the Company is planning to raise additional capital in the next few months and is working diligently toward that objective; however, the Board of Directors has not yet determined the type, timing, amount, or terms of securities to be issued in the offering, and there are no assurances that an offering will be completed or that the Company will succeed in this endeavor. In addition, a transaction, which would likely involve equity financing, would result in substantial dilution to current shareholders and could adversely affect the price of the Company’s common stock.

19. Change in Executive Officer

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

20. Subsequent Events

Consent Order

Due to the Bank’s financial condition, the OCC, the Bank’s primary banking regulator, has required that the Bank’s Board of Directors sign a formal enforcement action with the OCC which mandates specific actions by the Bank to address certain findings from the OCC’s examination and to address the Bank’s current financial condition. On July 22, 2010, pursuant to a Stipulation and Consent to the Issuance of a Consent Order (the “Order”), the Bank consented and agreed to the issuance of the Order by the OCC.

In the Order, the Bank and the OCC agreed as to areas of the Bank’s operations that warrant improvement and a plan for making those improvements. The Order results from discussions between the Bank and the OCC since the OCC completed its most recent regularly scheduled on-site examination of the Bank last fall. Since that examination, the Bank and its Board of Directors have been taking steps to improve the condition of the Bank.

The Order does not affect the Bank’s FDIC coverage. The Bank’s customer deposits remain fully insured by the FDIC to the maximum extent allowed by law. The standard deposit insurance amount is $250,000 per depositor for each account ownership category. In addition, the Bank participates in the FDIC’s Transaction Account Guarantee program, under which the FDIC will fully guarantee until December 31, 2010, all noninterest-bearing transaction accounts, NOW accounts with interest rates of 0.25% or less and IOLTAs (lawyer trust accounts), without regard to the amount in the account. For calendar years 2011 and 2012, deposits held in noninterest-bearing transaction accounts will be fully insured, regardless of the amount in the account.

Pursuant to the Order, the Bank is required to appoint a Compliance Committee to oversee the Bank’s compliance with the Order. The committee is to be comprised of at least three directors, none of whom may be an employee, former employee or controlling shareholder of the Bank or any of its affiliates. In anticipation of the Order, the Bank’s Board of Directors formed a Compliance Committee in April 2010.

Within 60 days from the effective date of the Order, the Bank is required to develop and submit to the OCC for review a written strategic plan covering at least a three-year period. The strategic plan is to establish objectives for the Bank’s overall risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in the volume of nonperforming assets, product line development, and market segments that the Bank intends to promote or develop, and is to include strategies to achieve those objectives.

Within 90 days following the effective date of the Order, the Bank is required to achieve and thereafter maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets. The Bank’s Board of Directors is to submit to the OCC within 60 days a written capital plan for the Bank covering at least a three-year period. The capital plan must include specific plans for maintaining adequate capital and a discussion of the sources and timing of additional capital to meet the Bank’s projected growth and capital requirements. The Bank is considering a variety of strategic alternatives intended to achieve and maintain the prescribed capital ratios.

Within 60 days from the effective date of the Order, the Bank’s Board of Directors is to develop, implement and ensure the Bank’s compliance with written programs to improve the Bank’s loan portfolio management and to reduce the high level of credit risk in the Bank.

Within 90 days following the Order’s effective date, the Board of Directors of the Bank is required to adopt and ensure implementation and adherence to an enhanced written commercial real estate concentration management program consistent with OCC guidelines.

The Order further requires the Bank to obtain current and complete credit information on all loans and to ensure proper collateral documentation is maintained on all loans. The Bank is also required to develop and implement an independent review and analysis process to ensure that appraisals conform to appraisal standards and regulations.

The Bank is also required to implement and adhere to a written program for the maintenance of an adequate allowance for loan losses, providing for review of the allowance by the board of directors at least quarterly.

The Bank’s Board of Directors is charged with immediately increasing the Bank’s liquidity to a level sufficient to sustain the Bank’s current operations and to withstand any anticipated or extraordinary demand against its funding base. Within 60 days of the effective date of the Order, the Bank must implement and maintain a comprehensive liquidity risk management program, assessing on an ongoing basis the Bank’s current and projected funding needs and ensuring that sufficient funds or access to funds exists to meet those needs. The program is to include the preparation of periodic liquidity reports and a contingency funding plan.

Within 60 days after the effective date of the Order, the Bank must develop and implement a written program to strengthen internal controls over accounting and financial reporting. In connection with its audit of FNB United’s internal control over financial reporting as of December 31, 2009, FNB United’s independent registered public accounting firm opined that FNB United and the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009. FNB United and the Bank continue to monitor and adjust internal controls as needed.

The Order permits the OCC to extend the time periods under the Order upon written request. Any material failure to comply with the Order could result in further enforcement actions by the OCC. In addition, if the OCC does not accept the capital plan or the Bank fails to achieve and maintain the minimum capital levels, the OCC may require the Bank to sell, merge or liquidate the Bank.

The Order establishes specific capital amounts to be maintained by the Bank, and the Bank is not currently “well capitalized” for capital adequacy purposes given the requirements of the Order and may not be deemed so in the future, even if the Bank exceeds the levels of capital required under the Order.

While the Bank intends to take such actions as may be necessary to enable it to comply with the Order, and has already taken steps to address a number of the requirements of the Order, there can be no assurance that the Bank will be able to comply fully with the provisions of the Order or that its efforts to comply with the Order, particularly the limitations on interest rates offered by the Bank, will not have adverse effects on the operations and financial condition of FNB United and the Bank. Compliance with the Order is of highest priority to the Bank’s Board of Directors and management and the Bank will report to the OCC monthly regarding its progress in complying with the Order. The provisions of the Order will remain effective and enforceable until they are modified, terminated, suspended or set aside by the OCC.

The OCC will continue to monitor the results of operations, including liquidity and capital and based on their assessment of the Bank’s ability to continue to operate in a safe and sound manner. The regulators have various enforcement tools available to them, including the issuance of additional capital directives, orders to cease engaging in certain business activities and the issuance of other orders or agreements. If a severe liquidity crisis were to occur, the Bank were unable to pay its liabilities when due or a significant further deterioration in the Bank’s or the Company’s capital levels were experienced, the regulators could place the Bank in receivership and upon such event, the Federal Deposit Insurance Corporation would liquidate the assets of the Bank. In such an event, it is unlikely that any assets of the Bank would remain available for distribution to the Company to in turn distribute to holders of the Company’s common or preferred stock. Additional actions taken by regulators may negatively impact the ability to continue as a going concern.

As a result of the Order, the Bank is no longer considered “well capitalized” for regulatory purposes and is therefore required to obtain a waiver before accepting, renewing or rolling over any brokered deposits, including all CDARs, and will not be able to offer an interest rate on its deposits that are 75 basis points higher than the prevailing effective rates on insured deposits of comparable amounts and maturities in the subsidiary banks’ normal market area or the national rates released by the FDIC periodically, both of which limit the banks liquidity funding sources. The Order has also limited the Bank’s lending activities and increased its compliance costs, which could materially adversely affect its financial condition, cash flows and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the financial condition, changes in financial condition and results of operations of FNB United Corp. (“FNB United”) and its wholly owned subsidiary, CommunityONE Bank, National Association (the “Bank”). FNB United and its subsidiary are collectively referred to as the “Company.” This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. This discussion may contain forward-looking statements that involve risks and uncertainties. The actual results could differ significantly from those anticipated in forward-looking statements as a result of various factors. The following discussion is intended to assist in understanding the financial condition and results of operations of the Company.

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

Additionally, the Bank has a mortgage banking subsidiary, Dover Mortgage Company, which originates, underwrites and closes loans for sale into the secondary market. Dover has a retail origination network based in Charlotte and conducts wholesale operations in Georgia, Maine, Massachusetts, New Hampshire, North Carolina, South Carolina, Tennessee and Virginia.

Executive Summary

2009 was a very challenging year for the Company, the banking industry, and the U.S. economy in general, and these challenges have continued into 2010. In relation to the Company, the overall economic context for the financial condition and results of operations include the following:

•	Ongoing financial crisis in the overall U.S. economy that generally started in August 2008 and continued in 2010, for which the banking industry and the Company continue to be adversely affected.

•	Volatile equity markets that declined significantly during the first half of 2009 and have since begun to improve.

•

Significant stress on the banking industry with significant financial assistance to many financial institutions, extensive regulatory and congressional scrutiny, and new regulatory rules and requirements.

•	General anxiety on the part of customers and the general public.

•	Uncertainty about the future and when the economy will return to “normal” and questions about what will be the “new normal.”

•	Low and uncertain interest rate environment particularly given the government intervention in the financial markets, with current expectations of rising interest rates in the foreseeable future.

•

High levels of unemployment nationally and in the local markets that have continued, although some recent reports appear to indicate the beginning of an improving trend with a decline in the local unemployment rate when comparing May 2010 to February 2010.

Additional context specific to the Company includes the following:

•

Fast growth from 2005 through the second quarter of 2010 growing total assets 84% during that period resulted in the Company reaching a natural “maturity/life cycle hump” that is typical for banks that reach that asset size. Typical challenges associated with this stage of the Company’s life cycle include:

•	Stress on the infrastructure requiring investment in the number and expertise of employees and refinement of policies and procedures.

•	Required investments in technology to invest in the future, and rationalization of the technology investments versus historical investment in facilities.

•

Adapting products and services and related pricing and fees to remain relevant to the current and evolving customer base and competitiveness in the market place, and development of broader distribution channels for delivery of the products and services.

•	Application of a more sophisticated risk management approach, including a comprehensive view of risk, processes and procedures, internal and vendor expertise, and the “way we do business.”

•	Significant deterioration in asset quality during recent periods resulting in a net loss for 2009 and 2010.

•	Increased regulatory scrutiny given declining asset quality, financial results and capital position.

•

Strategic repositioning and reduction of the balance sheet to reduce commercial real estate loan concentrations and individually larger and more complex loans originated during 2006 through 2008, as well as intentional reduction in the amount of higher priced certificates of deposit accounts used to fund the loan growth during that period. As a result, gross loans and total traditional deposits have decreased $69.7 million and $102.1 million, respectively, from June 30, 2009 to June 30, 2010.

The national and local economy and the banking industry continue to deal with the effects of the most pronounced recession in decades. Unemployment in North Carolina rose significantly throughout 2009 and into 2010 and is higher than the national average, and residential and commercial real estate projects are depressed with significant deterioration in values. As a result, the impact in the Bank’s geographic area and to individual borrowers was severe. As a result of the extended recession, the Company’s financial results in the six-month period ending June 30, 2010 were significantly impacted by the following in comparison to the same period of 2009:

•	Provision for loan losses totaling $36.9 million compared to $19.6 million in 2009.

•	Real estate acquired in settlement of loans write-downs and expenses totaling $5.1 million compared to $245,000 in 2009.

•	Foregone interest of $0.6 million in 2010 on cash invested at the Federal Reserve at 25 basis points to maintain liquidity versus a typical current security yield today of 3.00%.

•	Higher credit-related expenses for problem asset workout and other expenses which were not incurred in the 2009.

In total, the above factors reduced earnings by more than $22.8 million for the six-month period ended June 30, 2010 compared to the same period of 2009.

The credit-related costs for banks associated with the recession are significant. Beginning in the fourth quarter of 2008 and continuing into 2010, the Bank recognized that construction, acquisition and development real estate projects were slowing, guarantors were becoming financially stressed, and increasing credit losses were surfacing. During 2009 and continuing during the first six months of 2010, delinquencies over 90 days increased resulting in an increase in nonaccrual loans indicating significant credit quality deterioration and probable losses. In particular, loans secured by real estate including acquisition, construction and development projects demonstrated stress given reduced cash flows of individual borrowers, limited bank financing and credit availability, and slow property sales. This deterioration manifested itself in the Bank’s borrowers in several ways: the cash flows from underlying properties supporting the loans decreased (e.g., slower property sales for development type projects or lower occupancy rates or rental rates for operating properties), cash flows from the borrowers themselves and guarantors were under pressure due to illiquid and diminished personal balance sheets resulting from investing additional personal capital in the projects, and fair values of real estate related assets declined, resulting in lower cash proceeds from sales or fair values declining to the point that borrowers were no longer willing to sell the assets at such deep discounts.

The result of the above was a significant increase in the level of nonperforming assets through June 30, 2010. In addition, many of these loans are collateral dependent real estate loans for which the Bank is required to write down the loans to fair value less estimated costs to sell with the fair values determined primarily based on third party appraisals. During 2009 and continuing into 2010, appraised values decreased significantly even in comparison to appraisals received within the past 12 to 48 months. As a result, the Bank’s evaluation of the loan portfolio and allowance for loan losses at June 30, 2010 resulted in net charge-offs of $16.6 million and a provision for loan losses of $36.9 million during the six-month period ended June 30, 2010.

The Company’s total assets at June 30, 2010, were $2.0 billion, a decrease of 4%, or $78.8 million, from year-end 2009. The decrease in assets is largely due to selective reduction of high risk-weighted assets and funding sources as part of management’s plan to improve regulatory capital ratios in anticipation of the formal agreement with the Comptroller of the Currency (the “OCC”). Investments decreased $46.1 million, or 14%, partly due to the execution of the plan noted above. Loans held for sale decreased $26.7 million, or 46%, primarily due to lower loan production from slower refinancing activity in the first quarter 2010. Gross loans held for investment totaled $1.5 billion at June 30, 2010, representing a slight decrease of 2.6% from the prior year end.

Management currently is implementing strategies to improve capital ratios through the reduction of assets and off-balance sheet commitments. For the quarter ended June 30, 2010, risk-weighted assets decreased by $110.3 million. Reductions occurred primarily in reclassifications and reductions of unfunded commitments, a reduction of a $12 million letter of credit, and through the investment and loan portfolios. Management expects future reductions in risk-weighted assets to be moderate and occur primarily in the loan portfolio. To offset the majority of asset reductions, liabilities declined in the first quarter primarily through reductions in brokered certificates of deposit and through reductions in wholesale funding. Because asset reductions exceeded liability reductions in the quarter ending June 30, 2010, cash balances increased by $50.9 million. Future liability reductions are expected to occur primarily in deposits, primarily public unit deposits and high-rate NOW accounts and certificates of deposit.

Total deposits increased $1.6 million, to $1.7 billion, in 2010, representing a 0.1% increase. Borrowings decreased $53.8 million, or 21%, during 2010, compared to December 31, 2009. Total shareholders’ equity decreased $17.3 million from the December 31, 2009 level, primarily from the Company’s net loss of $21.6 million.

The Company experienced a net loss of $30.1 million in the first six months of 2010 compared to net loss of $7.4 million for the same period in 2009. The net loss is primarily the result of the $36.9 million provision for loan losses.

Noninterest income was $11.6 million for the first six months ended June 30, 2010 and $11.1 million for the same period in 2009. Mortgage loan income decreased by $1.4 million, which is attributable to a drop in loan production volume in the first and second quarters of 2010. In addition, there was a decline of $0.2 million in service charges on deposit accounts. These decreases were partially offset by a $0.2 million increase in cardholder and merchant service income and trust and investment services income along with a $0.8 million increase in gains on securities sales.

Noninterest expense for year-to-date 2010 was $35.1 million, compared to $32.0 million for the same period in 2009. This 10% increase in noninterest expense is attributed to a $4.8 million increase in OREO related expenses partially offset by a $1.5 million decrease in personnel expense due to lower commissions and benefit costs. In the second quarter 2009, the Company wrote off $0.3 million in an investment in a failed banker’s bank.

Recent Legislation Impacting the Financial Services Industry

On July 21, 2010, sweeping financial regulatory reform legislation entitled the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

•

Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws.

•	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption.

•

Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things, will require the Company to deduct, over three years beginning January 1, 2013, all trust preferred securities from the Company’s Tier 1capital.

•

Require the Office of the Comptroller of the Currency to seek to make its capital requirements for national banks countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•

Require financial holding companies to be well-capitalized and well-managed as of July 21, 2011. Bank holding companies and banks must also be both well-capitalized and well-managed in order to acquire banks located outside their home state.

•

Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (DIF) and increase the floor of the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion.

•

Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions.

•

Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provide unlimited federal deposit insurance until January 1, 2013 for noninterest-bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•

Amend the Electronic Fund Transfer Act (EFTA) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.

Transaction Account Guarantee Program

In addition, the Company is voluntarily participating in the FDIC’s Transaction Account Guarantee Program. Under this program, all noninterest-bearing transaction accounts, NOW accounts with interest rates of 0.25% or less, and IOLTA (lawyer trust accounts) are fully guaranteed by the FDIC for the entire amount of the account. On April 13, 2010, the FDIC approved an interim rule that extends the Transaction Account Guarantee Program to December 31, 2010. The Company has elected to continue its voluntary participation in the program. Coverage under the program is in addition to and separate from the basic coverage available under the FDIC’s general deposit insurance rules. The Company believes participation in the program is enhancing its ability to retain customer deposits. Under the Dodd-Frank Act, all noninterest-bearing transaction will continue to be fully insured, without regard to the amount in the account, through December 31, 2012.

Financial highlights are presented in the accompanying table.

Selected Financial Data

(dollars in thousands, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Income Statement Data
Net interest income	$14,010	$15,246	$29,710	$29,378
Provision for loan losses	27,429	5,525	36,919	19,584
Noninterest income	5,937	5,490	11,561	11,133
Noninterest expense	20,271	16,356	35,096	31,963
Net loss	(24,925)	(403)	(28,502)	(6,170)
Preferred stock dividends	(822)	(809)	(1,641)	(1,240)
Net loss to common shareholders	(25,747)	(1,212)	(30,143)	(7,410)

Period End Balances
Assets	$2,022,457	$2,198,926	$2,022,457	$2,198,926
Loans held for sale	31,559	65,084	31,559	65,084
Loans held for investment (1)	1,521,965	1,591,686	1,521,965	1,591,686
Allowance for loan losses	69,760	36,844	69,760	36,844
Goodwill	—	52,395	—	52,395
Deposits	1,723,760	1,639,755	1,723,760	1,639,755
Borrowings	207,699	353,607	207,699	353,607
Shareholders’ equity	72,534	192,727	72,534	192,727

Average Balances
Assets	$2,043,127	$2,169,526	$2,059,419	$2,140,613
Loans held for sale	37,873	53,955	39,422	53,309
Loans held for investment (1)	1,538,220	1,585,440	1,546,994	1,585,353
Allowance for loan losses	57,667	38,549	54,911	36,872
Goodwill	—	52,395	—	52,395
Deposits	1,695,600	1,624,788	1,702,699	1,587,787
Borrowings	234,865	339,948	242,523	355,005
Shareholders’ equity	95,897	192,981	97,315	184,170

Per Common Share Data
Net loss per common share:
Basic	$(2.25)	$(0.11)	$(2.64)	$(0.65)
Diluted	(2.25)	(0.11)	(2.64)	(0.65)
Cash dividends declared	—	—	—	—
Book value	1.76	12.33	1.76	12.33
Tangible book value	1.36	7.28	1.36	7.28

Performance Ratios
Return on average assets	(4.89)%	(0.07)%	(2.79)%	(0.58)%
Return on average tangible assets (2)	(4.90)	(0.08)	(2.80)	(0.60)
Return on average equity (3)	(104.25)	(0.84)	(59.06)	(6.76)
Return on average tangible equity (2)	(109.62)	(1.20)	(62.12)	(9.86)
Net interest margin (tax equivalent)	3.08	3.13	3.22	3.08
Dividend payout on common shares (4)	N/M	N/M	N/M	N/M

Asset Quality Ratios
Allowance for loan losses to period end loans held for investment	4.58%	2.31%	4.58%	2.31%
Nonperforming loans to period end allowance for loan losses	322.93	365.60	322.93	365.60
Net chargeoffs (annualized) to average loans held for investment	3.54	1.84	2.17	2.22
Nonperforming assets to period end loans held for investment and foreclosed property (5)	17.10	9.06	17.10	9.06

Capital and Liquidity Ratios
Average equity to average assets	4.69	8.90%	4.73%	8.60%
Leverage capital	4.06	8.60	4.06	8.60
Tier 1 risk based capital	4.99	9.75	4.99	9.75
Total risk based capital	9.18	12.18	9.18	12.18
Average loans to average deposits	90.72	97.58	90.86	99.85
Average loans to average deposits and borrowings	79.68	80.69	79.53	81.60

(1)	Loans held for investment, net of unearned income, before allowance for loan losses.
(2)	Refer to the “Non-GAAP Measures” section in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(3)	Net loss to common shareholders, which excludes preferred stock dividends, divided by average realized common equity which excludes accumulated other comprehensive loss.
(4)	Not meaningful due to net loss.
(5)	Nonperforming loans and nonperforming assets include loans past due 90 days or more that are still accruing interest.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, investment securities and deferred tax assets. Actual results could differ from those estimates.

Allowance for Loan Losses

The allowance for loan losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management’s best estimate of probable loan losses incurred as of the balance sheet date. FNB United’s allowance for loan losses is also assessed monthly by management. This assessment includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. The Company has grouped its loans into pools according to the loan segmentation regime employed on schedule RC-C of the FFIEC’s Consolidated Report of Condition and Income. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. The Company recently implemented a new loan loss software program as a modeling tool to assist in the determination of an adequate level of reserves to cover loan losses. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used. See additional discussion under “Asset Quality.”

Carrying Value of Securities

Securities designated as available-for-sale are carried at fair value. However, the unrealized difference between amortized cost and fair value of securities available-for-sale is excluded from net income unless there is an other than temporary impairment and is reported, net of deferred taxes, as a component of shareholders’ equity as accumulated other comprehensive income/(loss). Premiums and discounts on securities are amortized and accreted according to the interest method.

Treatment of Deferred Tax Assets

Management’s determination of the realization of deferred tax assets is based upon its judgment of various future events and uncertainties, including the timing and amount of future income earned by certain subsidiaries and the implementation of various tax plans to maximize realization of the deferred tax assets. In evaluating the positive and negative evidence to support the realization of the asset under current guidance, given the current credit crisis and economic conditions, there is insufficient positive evidence to support a conclusion that it is more likely than not this asset will be realized in the foreseeable future. Examinations of the income tax returns or changes in tax law may impact the Company’s tax liabilities and resulting provisions for income taxes.

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the increased credit losses, the Bank continues to be in a three-year cumulative pre-tax loss position as of June 30, 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset, which is difficult to overcome. The Bank’s estimate of the realization of its deferred tax assets was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years and estimated unrealized losses in the available-for-sale investment portfolio. The Bank did not consider future taxable income in determining the realizability of its deferred tax assets. The Bank expects its income tax expense (benefit) will be negligible for the next several quarters until profitability has been restored for a reasonable time and such profitability is considered sustainable. At that time, the valuation allowance would be reversed. Reversal of the valuation allowance requires a great deal of judgment and will be based on the circumstances that exist as of that future date. If future events differ significantly from the Bank’s current forecasts, the Bank may need to increase this valuation allowance, which could have a material adverse effect on the results of operations and financial condition.

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

Results of Operations

Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets, primarily loans and investment securities, and interest expense paid on interest-bearing deposits and other interest-bearing liabilities. This measure represents the largest component of income for the Bank. The net interest margin measures how effectively the Bank manages the difference between the interest income earned on interest-earning assets and the interest expense paid for funds to support those assets. Changes in interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities, the rate of growth of the interest-earning assets and interest-bearing liabilities base, the ratio of interest-earning assets to interest-bearing liabilities, and the management of interest rate sensitivity factor into fluctuations within net interest income. An analysis is presented in the Company’s Average Balances and Net Interest Income Analysis for the periods ended June 30, 2010 and 2009.

During the second half of 2008, continuing throughout 2009 and thus far in 2010, the financial markets experienced significant volatility resulting from the continued fallout of subprime lending and the global liquidity crisis. A multitude of government initiatives along with interest rate cuts by the Federal Reserve have been designed to improve liquidity for the distressed financial markets and stabilize the banking system. The relationship between declining interest-earning asset yields and more slowly declining interest-bearing liability costs has caused, and may continue to cause, net interest margin compression. Net interest margin compression may also continue to be impacted by continued deterioration of assets resulting in further interest income adjustments.

Net interest income before the provision for loan losses totaled $14.0 million and $29.7 million, respectively, for the three- and six-month periods ended June 30, 2010, compared with $15.2 million and $29.4 million, respectively, for the same periods in 2009. Overall, interest income has been negatively impacted by the following:

•

Reduction in interest rates by the Federal Reserve by 500 to 525 basis points throughout 2007 and 2008. In response, the Bank has refined the type of loan and deposit products it prefers to pursue, taking into consideration the yields earned and rates paid, and is exercising more discipline in the loan and deposit interest rate levels.

•

Higher level of loans placed in nonaccrual status during the period; foregone interest on nonaccrual loans for the three- and six-month periods ended June 30, 2010 totaled $775,700 and $1.5 million, respectively.

•

Retaining a higher level of cash at the Federal Reserve, primarily from loan and security repayments, for which the Bank earns a 25 basis points yield. Maintaining this liquidity position has reduced the interest income by $0.5 million and $0.6 million, respectively, for the three- and six-month period ended June 30, 2010, when compared with investing these funds at the current average yield of 3.00% on a typically bank-eligible investment because the Bank is retaining a higher level of cash instead of reinvesting this cash in higher yielding assets. However, the Bank expects to maintain this level of cash for the foreseeable future, notwithstanding the negative impact to the interest income. Once the banking industry returns to a more stable operating environment and assuming the Company raises additional capital, the plan is to reinvest these cash reserves into higher yielding assets which should significantly improve the net interest margin.

The net interest margin (taxable-equivalent net interest income divided by average earning assets) was 3.08% and 3.22%, respectively, for the three- and six-months ended June 30, 2010, compared to 3.13% and 3.08%, respectively, in the same periods in 2009. In 2009 the Company was paying higher interest rates on deposits, which resulted in an increase in interest expense on deposits of $2.4 million and $4.9 million for three- and six-months, respectively.

The following table summarizes the average balance sheets and net interest income/margin analysis for the periods indicated. The Bank’s interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively.

Average Balances and Net Interest Income Analysis – Second Quarter

	Three Months Ended June 30,
	2010			2009
(dollars in thousands)	Average Balance (3)	Income / Expense	Average Yield / Rate	Average Balance (3)	Income / Expense	Average Yield / Rate
Interest earning assets:
Loans (1)(2)	$1,576,093	$18,191	4.63%	$1,639,395	$21,302	5.21%
Taxable investment securities	233,055	3,120	5.37	288,442	4,108	5.71
Tax-exempt investment securities (1)	33,260	608	7.33	52,938	914	6.92
Overnight Federal funds sold	—	—	—	119	1	3.37
Other earning assets	18,620	107	2.30	18,784	86	1.84

Total earning assets	1,861,028	22,026	4.75	1,999,678	26,411	5.30

Non-earning assets:
Cash and due from banks	81,397			31,311
Goodwill and core deposit premium	4,699			57,889
Other assets, net	96,003			80,648

Total assets	$2,043,127			$2,169,526

Interest-bearing liabilities:
Interest-bearing demand deposits	$232,858	$619	1.07%	$196,380	$542	1.11%
Savings deposits	43,900	29	0.26	40,690	26	0.26
Money market deposits	325,745	815	1.00	304,668	1,124	1.48
Time deposits	931,960	4,752	2.05	928,723	6,913	2.99
Retail repurchase agreements	15,328	28	0.73	21,015	35	0.67
Federal Home Loan Bank advances	147,835	983	2.67	178,436	1,479	3.32
Federal funds purchased	—	—	—	68,795	44	0.26
Other borrowed funds	71,702	523	2.93	71,702	644	3.60

Total interest-bearing liabilities	1,769,328	7,749	1.76	1,810,409	10,807	2.39

Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	161,137			154,327
Other liabilities	16,765			11,809
Shareholders’ equity	95,897			192,981

Total liabilities and equity	$2,043,127			$2,169,526

Net interest income and net yield on earning assets (4)		$14,277	3.08%		$15,604	3.13%

Interest rate spread (5)			2.99%			2.91%

(1)	The fully tax equivalent basis is computed using a federal tax rate of 35%.
(2)	Average loan balances include nonaccruing loans and loans held for sale.
(3)	Average balances include market adjustments to fair value for securities and loans held for sale.
(4)	Net yield on earning assets is computed by dividing net interest income by average earning assets.
(5)	Earning asset yield minus interest bearing liabilities rate.

Average Balances and Net Interest Income Analysis – Six Months

	Six Months Ended June 30,
	2010			2009
(dollars in thousands)	Average Balance (3)	Income / Expense	Average Yield / Rate	Average Balance (3)	Income / Expense	Average Yield / Rate
Interest earning assets:
Loans (1)(2)	$1,586,416	$37,643	4.78%	$1,638,662	$42,954	5.29%
Taxable investment securities	252,664	6,945	5.54	257,579	7,175	5.62
Tax-exempt investment securities (1)	35,256	1,277	7.30	54,265	1,837	6.83
Overnight Federal funds sold	3,196	3	0.19	1,248	1	0.16
Other earning assets	19,141	190	2.00	19,850	166	1.69

Total earning assets	1,896,673	46,058	4.90	1,971,604	52,133	5.33

Non-earning assets:
Cash and due from banks	59,571			29,449
Goodwill and core deposit premium	4,797			57,988
Other assets, net	98,378			81,572

Total assets	$2,059,419			$2,140,613

Interest-bearing liabilities:
Interest-bearing demand deposits	$228,897	$1,199	1.06%	$188,077	$968	1.04%
Savings deposits	42,938	56	0.26	39,774	51	0.26
Money market deposits	330,279	1,756	1.07	293,736	2,270	1.56
Time deposits	942,331	9,606	2.06	916,184	14,190	3.12
Retail repurchase agreements	14,519	52	0.72	20,658	68	0.66
Federal Home Loan Bank advances	153,143	2,092	2.75	201,277	3,077	3.08
Federal funds purchased	3,100	4	0.26	61,368	85	0.28
Other borrowed funds	71,761	1,035	2.91	71,702	1,312	3.69

Total interest-bearing liabilities	1,786,968	15,800	1.78	1,792,776	22,021	2.48

Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	158,254			150,016
Other liabilities	16,882			13,651
Shareholders’ equity	97,315			184,170

Total liabilities and equity	$2,059,419			$2,140,613

Net interest income and net yield on earning assets (4)		$30,258	3.22%		$30,112	3.08%

Interest rate spread (5)			3.12%			2.85%

(1)	The fully tax equivalent basis is computed using a federal tax rate of 35%.
(2)	The average loan balances include nonaccruing loans and loans held for sale.
(3)	The average balances for all years include market adjustments to fair value for securities and loans held for sale.
(4)	Net yield on earning assets is computed by dividing net interest income by average earning assets.
(5)	Earning asset yield minus interest bearing liabilities rate.

Provision for Loan Losses

This provision is the charge against earnings to provide an allowance for probable losses inherent in the loan portfolio. The amount of each year’s charge is affected by several considerations, including management’s evaluation of various risk factors in determining the adequacy of the allowance (see Financial Condition - Asset Quality), actual loan loss experience and loan portfolio growth.

During the three- and six-month periods ended June 30, 2010, the provision for loan losses was $27.4 million and $36.9 million, respectively, compared to $5.5 million and $19.6 million, respectively in the same periods of 2009.

The level of provision in the first and second quarters 2010 was driven by a continued deterioration of loan quality. Net charge-offs for the three months ending June 30, 2010 totaled $13.6 million, or 3.54% of annualized average loans, compared to $7.3 million, or 1.84% of annualized average loans for the same period in 2009. Net charge-offs for the six months ending June 30, 2010 totaled $16.6 million, or 2.17% of annualized average loans, compared to $17.5 million, or 2.22% of annualized average loans for the same period in 2009. As of June 30, 2010, approximately 23.9% of the gross charge-offs were comprised of land development loans.

Noninterest Income

For the three months ended June 30, 2010, total noninterest income was $5.9 million, compared to $5.5 million for the same as reported at June 30, 2009. Mortgage loan income declined by $1.4 million, which is attributable to a drop in loan origination volume. Service charges on deposit accounts declined 8%, or $0.2 million. These decreases were partially offset by a $0.8 million increase in security gains, a $0.2 million increase in cardholder and merchant service income and trust and investment services income. In the second quarter of 2009, the Bank recognized an OTTI charge of $1.0 million relating to the credit downgrading of an investment security owned by the Bank.

For the six months ended June 30, 2010, total noninterest income was $11.6 million, compared to $11.1 million for the same as reported at June 30, 2009. Mortgage loan income declined by $2.2 million, which is attributable to a drop in loan origination volume. Service charges on deposit accounts declined 9%, or $0.4 million. These decreases were partially offset by a $1.5 million increase in security gains, a $0.5 million increase in cardholder and merchant service income and trust and investment services income.

(dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Service charges on deposit accounts	$1,981	$2,173	$3,919	$4,306
Mortgage loan income	1,207	2,631	2,391	4,547
Cardholder and merchant services income	791	642	1,470	1,204
Trust and investment services	518	440	996	781
Bank owned life insurance	257	241	498	470
Other service charges, commissions and fees	236	299	596	586
Security gains/(losses), net	828	4	1,497	(2)
Gain on fair value swap	49	—	95	—
Total other than temporary impairment loss	—	(4,367)	—	(4,367)
Portion of loss recognized in other comprehensive income	—	3,367	—	3,367
Net impairment loss recognized in earnings	—	(1,000)	—	(1,000)
Other income	70	60	99	241

Total noninterest income	$5,937	$5,490	$11,561	$11,133

Noninterest Expense

The Company has experienced significant increases in its expenses associated with regulatory compliance and audits, FDIC insurance, as well as legal and consulting fees. These expenses will continue as a direct result of the Company’s ongoing financial condition. Noninterest expense for the second quarter of 2010 was $20.3 million, compared to $16.4 million in the second quarter a year ago. This 24% increase is attributed to a $4.4 million increase in OREO related expenses and a $0.3 million increase in professional fees partially offset by a $0.8 million decrease in personnel expense due to lower commissions and benefit costs, and lower FDIC insurance expense of $0.7 million. The second quarter of 2009 included a $1.0 million special FDIC assessment.

Noninterest expense for the first six months of 2010 was $35.1 million, compared to $32.0 million in the same period a year ago. This 10% increase is attributed to a $4.8 million increase in OREO related expenses and a $1.0 million FHLB prepayment penalty recognized when the Bank retired $33.0 million in FHLB advances. Partially offsetting these increases is a $0.3 million decrease in FDIC insurance expense, $1.5 million decrease in personnel expenses due to lower commissions and a reduction in staff and a decrease of $0.3 in net occupancy expense.

NONINTEREST EXPENSE

(dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2010	2009	2010	2009

Personnel expense	$7,691	$8,453	$15,453	$16,917
Net occupancy expense	1,238	1,286	2,538	2,808
Furniture, equipment, and data processing expense	1,761	1,720	3,531	3,482
Professional fees	810	473	1,396	1,233
Stationery, printing and supplies	141	156	259	338
Advertising and marketing	387	469	869	1,056
Other real estate owned expense	4,615	187	5,086	245
Credit/debit card expense	447	416	909	813
FDIC insurance	812	1,560	1,534	1,863
Other expense	2,369	1,636	3,521	3,208

Total noninterest expense	$20,271	$16,356	$35,096	$31,963

The Company froze wages for all employees during 2009 and reduced the Company contribution toward retirement plans. Full-time equivalent employees averaged 512 employees for the second quarter 2010 versus 525 employees for the second quarter of 2009.

Provision for Income Taxes

The Company had an income tax benefit totaling $2.8 million for the second quarter of 2010 compared to an income tax benefit of $0.7 million for the same period in 2009. The increase in the benefit for 2010, compared to the prior year, resulted primarily from a partial reversal in the deferred tax valuation allowance due to reclassification of the held-to-maturity investment portfolio, which was in an unrealized gain position, to available-for-sale investment portfolio. The Company’s provision for income taxes, as a percentage of loss before income taxes, was 10.2% for the three months ended June 30, 2010, compared to 64.8% for the three months ended June 30, 2009.

The Company had an income tax benefit totaling $2.2 million for the first six months of 2010 compared to an income tax benefit of $4.9 million for the same period in 2009. The decrease in the benefit for 2010 is because the Company had a deferred tax asset valuation allowance recorded in 2010 which decreased the tax benefit. The Company had no deferred tax asset valuation allowance recorded in 2009. The Company’s provision for income taxes, as a percentage of loss before income taxes, was 7.3% for the six months ended June 30, 2010, compared to 44.1% for the six months ended June 30, 2009.

Financial Condition

Management is currently implementing strategies to improve capital ratios through the reduction of assets and off-balance sheet commitments. For the quarter ended June 30, 2010, risk-weighted assets have been reduced by $110.3 million. Reductions occurred primarily in reclassifications and reductions of unfunded commitments and through the investment and loan portfolios. Management expects future reductions in risk-weighted assets to be moderate and occur primarily in the loan portfolio. To offset the majority of asset reductions, liabilities declined in the first quarter primarily through reductions in brokered certificates of deposit and through reductions in wholesale funding. Because asset reductions exceeded liability reductions in the quarter ending June 30, 2010, cash balances increased by $45.9 million from December 31, 2009. Future liability reductions are expected to occur primarily in deposits, primarily public unit deposits and high-rate NOW accounts and certificates of deposit.

Since December 31, 2009, the Company’s assets have decreased $78.8 million, to $2.0 billion at June 30, 2010. The principal factors causing this decrease were a $46.1 million decrease in net investment securities, combined with a $26.7 million decrease in loans held for sale and a $41.1 million decrease in loans held for investment. Investment securities of $280.1 million at June 30, 2010 were 14% lower than the $326.2 million balance at December 31, 2009.

Deposits totaled $1.7 billion at June 30, 2010 and at December 31, 2009, respectively. At the end of the second quarter 2010, noninterest-bearing deposits were $158.9 million, or 9.2% of total deposits, up 4% since the end of 2009. Borrowings at the Federal Home Loan Bank (“FHLB”) totaled $119.6 million at June 30, 2010, compared to $166.2 million at December 31, 2009, and federal funds purchased decreased $10.0 million from year end 2009.

Shareholders’ equity was $72.5 million at the end of the second quarter 2010, down 26% from $98.4 million at December 31, 2009. The decrease reflects a net loss for the year of 2010 of $30.1 million. The Company did not declare common dividends during the quarters ended March 31, 2010 and June 30, 2010 and is unable to do so without prior regulatory approval.

The Company began deferring the payment of cash dividends on its outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A, beginning in the second quarter of 2010, as well as the payment of interest on the outstanding junior subordinated notes related to its trust preferred securities. The suspension of cash dividends on preferred stock and the deferral of interest payments on the junior subordinated notes will enhance the Company’s liquidity. The expense associated with the trust preferred securities continues to accrue and is reflected in the Company’s Consolidated Statements of Loss.

Investment Securities

The Company evaluates all securities on a quarterly basis, and more frequently as economic conditions warrant, to determine if an other-than-temporary impairment (“OTTI”) exists. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than book value, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income/(loss) in shareholders’ equity) and not recognized in income until the security is ultimately sold. As of June 30, 2010, there were no securities under evaluation for OTTI.

The FASB issued new guidance for evaluating other-than-temporary impairment on debt securities in April 2009. If an entity intends to sell a debt security, or cannot assert it is more likely than not that it will not have to sell the security before recovery, OTTI must be taken. If the entity does not intend to sell the debt security before recovery, but the entity does not expect to recover the entire amortized cost basis, then OTTI must be taken, but the amount of impairment is to be bifurcated between impairment due to credit, which is recorded through earnings, and noncredit impairment, which becomes a component of other comprehensive income (“OCI”) for both available-for-sale (“AFS”) and held-to-maturity securities (“HTM”). For HTM securities, the amount in OCI will be amortized over the security’s remaining life.

Asset Quality

Management considers the asset quality of the Bank to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. As part of the loan review function, the Bank engages a third-party assessment group to review the underwriting documentation and risk grading analysis. In addition to continuing to rely on third-party loan reviews, the formal loan review function is expected to be brought in house later in 2010 to provide more timely response. This function is managed by credit administration, which is independent of loan origination.

In June 2010, an external loan review of the Bank’s loan portfolio (as of April 30, 2010) was conducted, covering 49% of the total outstanding portfolio balance. Highlights of the sample are as follows (all based on dollar amount of exposure):

•	Reviewed 391 relationships comprised of 773 loans and representing 44.9% of the Bank’s existing exposure.

•

Randomly selected an unbiased sample from the Bank portfolio based on a 90% confidence level with a margin of error of +/-5%. An unbiased sample is important to ensure a statistically valid level of penetration of the Bank portfolio. It was designed using random selection in order to produce a statistical representation of the entire portfolio. The unbiased sample represented 22.0% of the sample and 9.9% total loan exposure and overlapped some of the biased sample portfolio segments described below.

•	The overall sample captured:

•	All Watch List loans (loans graded 6 and worse) with exposure over $500,000.

•	All loans with serious past due histories and exposure over $150,000.

•	96 of the top 100 largest relationships by exposure.

•	95 of the top 100 largest loans by exposure.

•	All loans with 4 or more renewals or extensions and exposure over $500,000.

•	All Regulation O (insider) loans above $250,000.

•	All loans more than 180 days past due as of April 30, 2010, with exposure over $150,000.

The external loan review resulted in 9.3% of loans reviewed being downgraded from pass to non-pass. All risk downgrades identified during this review were included as factors in the computation of the allowance for loan losses as of June 30, 2010. The Company increased its allowance for loan losses at June 2010 to $69.8 million or 4.58% of gross loans.

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

Nonperforming loans at June 30, 2010 were $230.4 million, or 15.1% of loans held for investment, compared to $174.4 million, or 11.2% of loans held for investment at December 31, 2009. OREO was $42.0 million at June 30, 2010, compared to $35.2 million at December 31, 2009. A continued trend of adverse economic conditions, including the depressed housing market, have negatively affected the credit performance of residential real estate development and construction sectors of the Bank’s commercial portfolio in particular, and consumer credit more generally, resulting in additional delinquencies and loans placed on nonaccrual.

The softening of the real estate market through 2009 adversely affected the Company’s net income for 2009, and continued to do so during the second quarter of 2010, although some signs of market recovery are beginning to be observed. Real estate lending (including commercial, construction, land development, and residential) is a large portion of the Bank’s loan portfolio. These categories constitute $1.4 billion, or approximately 89%, of the Bank’s total loan portfolio. These categories are generally affected by changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. A downturn in the real estate markets in which the Company originates, purchases, and services mortgage and other loans could hurt its business because these loans are secured by real estate. Further declines will adversely affect the Company’s future earnings.

Allowance for Loan Losses

In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to a review of individual loans, historical loan loss experience, the value and adequacy of collateral and economic conditions in the Bank’s market area. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In addition, the Office of the Comptroller of the Currency (the “OCC”), a federal regulatory agency, as an integral part of its examination process, periodically reviews the Bank’s allowance for loan losses. The OCC may require the Bank to recognize changes to the allowance based on its judgments about information available to it at the time of its examinations. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance.

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

The allowance for loan losses, as a percentage of loans held for investment, amounted to 4.58% at June 30, 2010, 3.16% at December 31, 2009, and 2.31% at June 30, 2009. The increase in the provision is attributable primarily to a broad reduction of real estate values securing our collateral-dependent impaired loans, as determined from an intensified re-evaluation process conducted during the second quarter. In addition, the adverse migration within the portfolio from pass loans to non-pass loans, during an external loan review, resulted in higher reserves appropriately assigned to lower quality portions of the portfolio. Adequate provisions and allowances for loan losses are based upon numerous factors, including growth of the loan portfolio, delinquencies, net charge-offs, nonperforming loans, and collateral values. Changes in the allowance for loan losses are presented in Note 7 to the Consolidated Financial Statements.

Management believes the allowance for loan losses of $69.8 million at June 30, 2010 is adequate to cover probable losses inherent in the loan portfolio. Assessing the adequacy of the allowance, however, is a process that requires continuous evaluation and considerable judgment. Management’s judgments are based on numerous assumptions about current events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

The following table presents the Bank’s investment in loans considered to be impaired and related information on those impaired loans as of June 30, 2010 and December 31, 2009:

(dollars in thousands)	June 30, 2010		December 31, 2009
	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, not individually reviewed for impairment	$2,442	$77	$5,660	$38
Impaired loans, individually reviewed, with no impairment	133,661	—	84,928	—
Impaired loans, individually reviewed, with impairment	162,772	50,074	98,010	28,868

Total impaired loans	$298,875	$50,151	$188,598	$28,906

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

The Bank maintains its excess liquidity with the Federal Reserve to reduce credit risks associated with selling those funds to correspondent banks. For the foreseeable future, the bank is intentionally maintaining these higher cash balances to provide liquidity, notwithstanding the negative impact to the Bank’s interest income since the Bank only earns 25 basis points on its deposits with the Federal Reserve versus investing this cash in higher earning assets. Once the banking industry returns to a more stable operating environment, the Bank plans to reinvest these cash reserves into higher yielding assets which should significantly improve the Bank’s net interest margin.

As part of the Bank’s contingency funding plan, the Board of Directors approved in April, 2010 the reclassification of the entire held-to-maturity investment securities portfolio to available-for-sale investment securities. The conversion of the portfolio occurred on May 3, 2010 and provides additional liquidity to the Bank. Though there are no immediate plans for the sale of these securities, the transfer gives the Bank additional latitude in managing liquidity and the investment portfolio.

The Company began deferring the payment of cash dividends on its outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A, beginning in the second quarter of 2010, as well as the payment of interest on the outstanding junior subordinated notes related to its trust preferred securities. The suspension of cash dividends on preferred stock and the deferral of interest payments on the junior subordinated notes will enhance the Company’s liquidity.

As of June 30, 2010, available credit lines were $146.5 million compared to $293.2 million at December 31, 2009. During the first six months of 2010, the reduction of contingency funding sources is a result from the sale of investment securities, reduction in credit availability at FHLB of Atlanta and the elimination of a correspondent Federal funds line. In spite of the reduction of available credit, the Bank believes the current availability is sufficient to handle contingent funding needs under severe stress conditions. Additionally, the Bank has unpledged collateral that can be used to further expand contingency funding sources.

Commitments, Contingencies and Off-Balance Sheet Risk

In the normal course of business, various commitments are outstanding that are not reflected in the Consolidated Financial Statements. Significant commitments at June 30, 2010 are discussed below.

Commitments by the Bank to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At June 30, 2010, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $264.0 million. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

The Bank issues standby letters of credit whereby it guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to standby letters of credit was $3.2 million at June 30, 2010, $14.9 million at December 31, 2009 and $15.9 million at June 30, 2009.

Dover originates certain residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a residential mortgage loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate residential mortgage loans totaled $54.5 million at June 30, 2010, and the related forward sales commitments totaled $35.8 million with fair values of $55.6 million and $36.4 million, respectively. Loans held for sale by Dover totaled $30.0 million at June 30, 2010 of which $1.6 million was valued at lower of cost or market and $28.4 million valued at fair value. The related forward sales commitments totaled $30.0 million with a fair value of $30.3 million.

The Bank had loans held for sale of $1.5 million at June 30, 2010. Binding commitments of the Bank for the origination of mortgage loans intended to be held for sale at June 30, 2010 totaled $22.9 million, and the related forward sales commitments totaled $1.5 million. At December 31, 2009, the Bank had loans held for sale of $4.6 million and binding commitments for the origination of mortgage loans intended to be held for sale of $7.0 million with related forward sales commitments also totaling $4.6 million.

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

The Company’s balance sheet was asset-sensitive at June 30, 2010. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. The Company’s asset sensitivity is primarily derived from a large concentration in prime-based commercial loans that adjust as the prime interest rate changes. These loans are primarily funded by deposits that are not expected to reprice as quickly as the loans. Since the prime rate is not expected to decline below current levels, the Company’s risk to lower interest rates is low.

Capital Adequacy and Resources

Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1 and Tier 2, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders’ equity and qualifying perpetual preferred stock and qualifying trust preferred securities, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock, trust preferred securities and the allowance for loan losses. Total capital, for risk-based purposes, consists of the sum of Tier 1 and Tier 2 capital. Under current requirements, the minimum total capital ratio is 8.00% and the minimum Tier 1 capital ratio is 4.00%. At June 30, 2010, FNB United and the Bank had total risk-based capital ratios of 9.17% and 9.05%, respectively, and Tier 1 capital ratios of 4.99% and 6.86%, respectively.

The Company regularly monitors its capital adequacy ratios. The following table compares the required capital ratios to the actual capital ratios maintained by the Company and the Bank. As of June 30, 2010, the Company met the criteria for classification as “adequately capitalized” for total risk-based capital and Tier 1 capital ratio, respectively. At that same period, the Bank met the criteria for classification as “adequately capitalized” for total risk-based capital and “well capitalized” for Tier 1 capital ratio.

As of July 22, 2010, the Consent Order establishes specific capital amounts to be maintained by the Bank. During the period the Bank is under the Consent Order, it may not deemed “well capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital required under the Consent Order.

The regulatory capital ratios are shown below as of June 30, 2010:

	Regulatory Guidelines
	Well Capitalized	Adequately Capitalized	FNB United	Bank
Total risk-based capital	10.00%	8.00%	9.17%	9.05%
Tier 1 capital	6.00	4.00	4.99	6.86
Leverage capital	5.00	4.00	4.06	5.57

Within 90 days following the effective date of the Consent Order, the Bank is required to achieve and thereafter maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets. The Bank’s Board of Directors is to submit to the OCC within 60 days a written capital plan for the Bank covering at least a three-year period. The capital plan must include specific plans for maintaining adequate capital and a discussion of the sources and timing of additional capital to meet the Bank’s projected growth and capital requirements. The Bank is considering a variety of strategic alternatives intended to achieve and maintain the prescribed capital ratios.

The Company has engaged an investment banking firm and is working to develop a capital plan that may include issuing common stock, preferred stock, or a combination of both, debt, or other financing alternatives that are treated as capital for capital adequacy ratio purposes. Currently, the Company’s plan is to raise additional capital in the next few months, and is working diligently to achieve that objective; however, the Board of Directors has not yet determined the type, timing, amount, or terms of securities to be issued in an offering, and there are no assurances that an offering will be completed or that the Company will succeed in this endeavor. In addition, a transaction, which would likely involve equity financing, would result in substantial dilution to the current shareholders and could adversely affect the price of the common stock.

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

•	Tangible assets are total assets less goodwill and other intangible assets.

•	Tangible shareholders’ equity is shareholders’ equity less goodwill and other intangible assets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of June 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon, and as of the date of this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. During the period covered by this Quarterly Report, no change in internal control over financial reporting has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of operations, the Company is party to various legal proceedings. Except as disclosed below, the Company is not involved in, nor has it terminated during the second quarter of 2010, any pending legal proceedings other than routine, nonmaterial proceedings occurring in the ordinary course of business.

On July 22, 2010, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, the Bank consented to the issuance of a Consent Order by the Office of the Comptroller of the Currency (the “OCC”), the Bank’s primary banking regulator. The Consent Order is described elsewhere in this quarterly report on Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 2, and in Note 20 to the consolidated financial statements set forth in Part I, Item 1.

Item 1A.	Risk Factors

The following are additions to the Risk Factors included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009:

The Company’s decision to defer interest on its trust preferred securities will likely restrict its access to the trust preferred securities market until such time as it is current on interest payments, which will limit its sources of liquidity.

On April 22, 2010, the Board of Directors elected to defer further interest payments on each of the series of junior subordinated debt securities relating to the trust preferred securities of FNB United Statutory Trust I, FNB United Statutory Trust II, and Catawba Valley Capital Trust II. The Company has the right under each indenture for the junior subordinated debt securities to defer interest payments for up to 20 consecutive calendar quarters. The deferral provisions for these securities were intended to provide the Company with a measure of financial flexibility during times of financial stress due to market conditions, such as the current state of the financial and real estate markets.

As a result of the Company’s election to exercise its contractual right to defer interest payments on its junior subordinated debt securities, it is likely that the Company will not have access to the trust preferred securities market until the Company becomes current on those obligations. This may also adversely affect the Company’s ability in the market to obtain debt financing. Therefore, the Company is likely to have greater difficulty in obtaining financing and, thus, will have fewer sources to enhance its capital and liquidity position. In addition, the Company will be unable to pay dividends on its common stock until such time as the Company is current on interest payments on its junior subordinated debt securities. Currently there is no market for trust preferred securities.

Recently enacted financial regulatory reforms could have a significant impact on the Company’s business, financial condition and results of operations.

On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act into law. The law includes, among other things: the creation of a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation; the creation of a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products, which would affect both banks and non-bank finance companies; the establishment of strengthened capital and prudential standards for banks and bank holding companies; enhanced regulation of financial markets, including derivatives and securitization markets; the elimination of certain trading activities from banks; and a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000.

While the bill has been signed into law, a number of provisions of the law remain to be implemented through the rulemaking process at various regulatory agencies. The Company is unable to predict what the final form of these rules will be when implemented by the respective agencies, but management believes that certain aspects of the new legislation, including, without limitation, the additional cost of higher deposit insurance and the costs of compliance with disclosure and reporting requirements and examinations by the new Consumer Financial Protection Agency, could have a significant impact on the Company’s business, financial condition and results of operations. Additionally, the Company cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may affect the Company.

Failure to comply with regulatory orders could result in adverse actions and restrictions.

Effective July 22, 2010, the Company is operating under a Consent Order issued by the OCC, the Bank’s primary regulator. The Bank and the OCC agreed as to the areas of the Bank’s operations that warrant improvement and a plan for making those improvements. The Consent Order requires the Bank to develop and submit written strategic and capital plans covering at least a three-year period. The Bank is required to review and revise various policies and procedures, including those associated with concentration management, the allowance for loan losses, liquidity management, criticized asset, loan review and credit.

Any material failure to comply with the provisions of the Consent Order could result in further enforcement actions by the OCC. In addition, if the OCC does not accept the capital plan or the Bank fails to achieve the minimum capital levels, the OCC may require that the Bank develop a plan to sell, merge or liquidate the Bank. While the Company intends to take such actions as may be necessary to enable the Bank to comply with the requirements of the Consent Order, there can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, or that efforts to comply with the Consent Order, particularly the limitations on interest rates offered by the Bank, will not have adverse effects on the operations and financial condition of the Company and the Bank.

The Price of the Company’s Common Stock May Not Reach Levels Necessary to Maintain Listing on Nasdaq, Resulting in Further Limitations in the Market for FNB United Common Stock

FNB United’s common stock is currently listed on The Nasdaq Global Select Market. On August 2, 2010, FNB United received a written notice from The Nasdaq Stock Market indicating that FNB United is not in compliance with Rule 5450(a)(1), the bid price rule, because the closing bid price per share of its common stock has been below $1.00 per share for 30 consecutive business days. If the bid price does not close at $1.00 per share or more for a minimum of 10 consecutive business days during the 180-day grace period ending on January 31, 2011, the FNB United common stock will be subject to delisting. As an alternative, FNB United may be eligible for an additional grace period if it meets the initial listing standards, with the exception of bid price, for The Nasdaq Capital Market. To be so eligible, FNB United will need to submit an application to transfer its common stock to The Nasdaq Capital Market. Even if FNB United were to transfer its common shares to The Nasdaq Capital Market, there can be no assurance that the bid price rule will be satisfied during the additional grace period.

The perception or possibility that FNB United’s common stock could be delisted in the future could negatively affect its liquidity and price. Delisting would have an adverse effect on the liquidity of the common shares and, as a result, the market price for the common stock might become more volatile. Delisting could also make it more difficult for the Company to raise additional capital. Although the Company expects that quotes for its common stock would continue to be available on the OTC Bulletin Board or, if it were delisted from Nasdaq, on the “Pink Sheets,” such alternatives are generally considered to be less efficient markets, and the stock price, as well as the liquidity of the common stock, may be adversely affected as a result.

Also, in the future FNB United could fall out of compliance with other minimum criteria for continued listing, including minimum market capitalization, minimum shareholders’ equity and minimum public float. A failure to meet any of these other continued listing requirements could result in delisting of FNB United common stock.

Item 2.	Unregistered Sales of Equity Securities and Repurchases

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Removed and Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits to this report are listed in the index to exhibits on page 48 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

.	FNB United Corp
(Registrant)

Date: August 10, 2010	By:	/S/ MARK A.SEVERSON
Mark A. Severson
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Stipulation and Consent to the Issuance of a Consent Order between CommunityONE Bank, National Association and the Comptroller of the Currency, and related Consent Order, each dated July 22, 2010, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated July 22, 2010 and filed July 28, 2010.

31.10	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.11	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.