Form 10-Q
period 2010-09-30
FNB United Corp.
filed 2010-11-10
CIK 764811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

As of November 8, 2010 (the most recent practicable date), the Registrant had outstanding 11,424,390 shares of Common Stock.

FNB United Corp. and Subsidiary

Report on Form 10-Q

September 30, 2010

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

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FNB United Corp. and Subsidiary

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except share and per share data)	September 30, 2010	December 31, 2009

Assets
Cash and due from banks	$20,876	$27,600
Interest-bearing bank balances	125,378	98
Investment securities:
Available-for-sale, at estimated fair value (amortized cost of $273,302 in 2010 and $232,905 in 2009)	284,077	237,630
Held-to-maturity (estimated fair value of $91,521 in 2009)	—	88,559
Loans held for sale	41,133	58,219

Loans held for investment	1,418,587	1,563,021
Less: Allowance for loan losses	(66,065)	(49,461)

Net loans held for investment	1,352,522	1,513,560

Premises and equipment, net	45,945	48,115
Other real estate owned	48,770	35,170
Core deposit premiums	4,372	4,968
Bank-owned life insurance	31,700	30,883
Other assets	55,467	56,494

Total Assets	$2,010,240	$2,101,296

Liabilities
Deposits:
Noninterest-bearing demand deposits	$153,916	$152,522
Interest-bearing deposits:
Demand, savings and money market deposits	580,002	594,377
Time deposits of $100,000 or more	566,189	425,858
Other time deposits	468,699	549,371

Total deposits	1,768,806	1,722,128

Retail repurchase agreements	12,441	13,592
Federal Home Loan Bank advances	120,214	166,165
Federal funds purchased	—	10,000
Subordinated debt	15,000	15,000
Junior subordinated debentures	56,702	56,702
Other liabilities	18,512	19,350

Total Liabilities	1,991,675	2,002,937

Shareholders’ Equity
Preferred stock, $10.00 par value; authorized 200,000 shares, 51,500 shares issued and outstanding at $1,000 stated value	48,739	48,205
Common stock warrant	3,891	3,891
Common stock, $2.50 par value; authorized 50,000,000 shares, issued 11,424,390 shares in 2010 and 11,426,413 shares in 2009	28,561	28,566
Surplus	115,066	115,039
Accumulated deficit	(180,432)	(96,234)
Accumulated other comprehensive gain/(loss)	2,740	(1,108)

Total Shareholders’ Equity	18,565	98,359

Total Liabilities and Shareholders’ Equity	$2,010,240	$2,101,296

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary

Consolidated Statements of Loss (unaudited)

(dollars in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest Income
Interest and fees on loans	$16,235	$21,132	$53,777	$63,995
Interest and dividends on investment securities:
Taxable income	2,603	4,689	9,548	11,864
Non-taxable income	385	562	1,215	1,756
Other interest income	153	115	346	282

Total interest income	19,376	26,498	64,886	77,897

Interest Expense
Deposits	6,515	7,969	19,133	25,448
Retail repurchase agreements	26	30	78	97
Federal Home Loan Bank advances	717	1,458	2,809	4,535
Federal funds purchased	—	56	4	141
Other borrowed funds	560	568	1,594	1,880

Total interest expense	7,818	10,081	23,618	32,101

Net Interest Income before Provision for Loan Losses	11,558	16,417	41,268	45,796
Provision for loan losses	55,892	17,525	92,811	37,084

Net Interest (Loss)/Income after Provision for Loan Losses	(44,334)	(1,108)	(51,543)	8,712

Noninterest Income
Service charges on deposit accounts	1,771	2,333	5,690	6,640
Mortgage loan income	2,590	1,766	4,982	8,703
Cardholder and merchant services income	767	650	2,237	1,854
Trust and investment services	436	459	1,432	1,241
Bank owned life insurance	244	363	742	833
Other service charges, commissions and fees	239	303	835	890
Securities gains, net	331	620	1,827	617
Gain on fair value swap	68	—	162	—
Total other-than-temporary impairment loss	—	(3,985)	—	(4,985)
Portion of loss recognized in other comprehensive income	—	—	—	—

Net impairment loss recognized in earnings	—	(3,985)	—	(4,985)
Other income	95	70	195	302

Total noninterest income	6,541	2,579	18,102	16,095

Noninterest Expense
Personnel expense	7,389	8,398	22,842	25,305
Net occupancy expense	1,257	1,365	3,795	4,173
Furniture, equipment and data processing expense	1,799	1,843	5,330	5,325
Professional fees	1,466	487	2,861	1,720
Stationery, printing and supplies	121	179	380	516
Advertising and marketing	348	480	1,218	1,536
Other real estate owned expense	1,345	1,786	6,431	2,032
Credit/debit card expense	416	443	1,325	1,256
FDIC insurance	1,396	1,577	2,930	3,440
Goodwill impairment	—	52,395	—	52,395
Other expense	1,590	194	5,111	5,819

Total noninterest expense	17,127	69,147	52,223	103,517

Loss before income taxes	(54,920)	(67,676)	(85,664)	(78,710)
Income tax benefit	(74)	(185)	(2,316)	(5,050)

Net Loss	(54,846)	(67,491)	(83,348)	(73,660)
Preferred stock dividends	(825)	(813)	(2,466)	(2,055)

Net Loss to Common Shareholders	$(55,671)	$(68,304)	$(85,814)	$(75,715)

Net loss per common share:
Basic	$(4.87)	$(5.98)	$(7.51)	$(6.63)
Diluted	$(4.87)	$(5.98)	$(7.51)	$(6.63)

Weighted average number of common shares outstanding:
Basic	11,423,657	11,420,868	11,424,038	11,414,928
Diluted	11,423,657	11,420,868	11,424,038	11,414,928

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss (unaudited)

For the Nine Months Ended September 30, 2010 and 2009

(in thousands, except share and per share data)	Preferred Stock		Common Stock		Common Stock Warrant	Surplus	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive (Loss)/Income	Total

	Shares	Amount	Shares	Amount
Balance, December 31, 2008	—	$—	11,428,003	$28,570	$—	$114,772	$8,904	$(4,329)	$147,917
Comprehensive loss:
Net loss	—	—	—	—	—	—	(73,660)	—	(73,660)
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period on securities available-for-sale, net of tax	—	—	—	—	—	—	—	2,069	2,069
Reclassification adjustment for gains on securities available-for-sale included in net income, net of tax	—	—	—	—	—	—	—	(244)	(244)
Unrealized holding gains on securities for which credit-related portion was recognized in net realized investment gains/(losses), net of tax	—	—	—	—	—	—	—	3,016	3,016

Change in unrealized gains on securities, net of tax	—	—	—	—	—	—	—	4,841	4,841
Interest rate swap, net of tax	—	—	—	—	—	—	—	3	3

Total comprehensive loss									(68,816)

Issuance of preferred stock	51,500	47,609	—	—	3,891	—	—	—	51,500
Accretion of discount on preferred stock	—	424	—	—	—	—	(424)	—	—
Cash dividends declared on common stock, $0.5 per share	—	—	—	—	—	—	(574)	—	(574)
Cash dividends declared on Series A preferred stock, $12.50 per share	—	—	—	—	—	—	(1,631)	—	(1,631)
Stock options:
Compensation expense recognized	—	—	—	—	—	168	—	—	168
Restricted stock:
Shares issued/terminated, subject to restriction	—	—	(1,590)	(4)	—	(139)	—	—	(143)
Compensation expense recognized	—	—	—	—	—	182	—	—	182

Balance, September 30, 2009	51,500	$48,033	11,426,413	$28,566	$3,891	$114,983	$(67,385)	$515	$128,603

Balance, December 31, 2009	51,500	$48,205	11,426,413	$28,566	$3,891	$115,039	$(96,234)	$(1,108)	$98,359
Comprehensive loss:
Net loss	—	—	—	—	—	—	(83,348)	—	(83,348)
Other comprehensive income, net of taxes:
Unrealized holding gains arising during the period on securities available-for-sale, net of tax	—	—	—	—	—	—	—	2,658	2,658
Unrealized holding gains arising during the period on reclassifying held-to-maturity securities to available-to-sale securities, net of tax	—	—	—	—	—	—	—	2,105	2,105
Reclassification adjustment for gains on securities available-for-sale included in net income, net of tax	—	—	—	—	—	—	—	(1,106)	(1,106)

Change in unrealized gains on securities, net of tax	—	—	—	—	—	—	—	3,657	3,657
Interest rate swap, net of tax	—	—	—	—	—	—	—	191	191

Total comprehensive loss									(79,500)

Accretion of discount on preferred stock	—	534	—	—	—	—	(534)	—	—
Cash dividends declared on Series A preferred stock, $12.50 per share	—	—	—	—	—	—	(316)	—	(316)
Stock options:
Compensation expense recognized	—	—	—	—	—	25	—	—	25
Restricted stock:
Shares issued/terminated, subject to restriction	—	—	(2,023)	(5)	—	(16)	—	—	(21)
Compensation expense recognized	—	—	—	—	—	18	—	—	18

Balance, September 30, 2010	51,500	$48,739	11,424,390	$28,561	$3,891	$115,066	$(180,432)	$2,740	$18,565

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)	Nine Months Ended September 30,
	2010	2009
Operating Activities
Net loss	$(83,348)	$(73,660)
Adjustments to reconcile net loss to cash (used in) provided by operatings activities:
Depreciation and amortization of premises and equipment	2,778	2,706
Provision for loan losses	92,811	37,084
Deferred income taxes	4,666	(288)
Deferred loan fees and costs, net	(349)	(1,171)
Premium amortization and discount accretion of investment securities, net	(3,897)	(1,360)
Gain on sale of investment securities	(1,827)	(617)
Other-than-temporary impairment charge	—	4,985
Amortization of core deposit premiums	596	596
Stock compensation expense	43	350
Increase in cash surrender value of bank-owned life insurance	(817)	(1,038)
Mortgage loans held for sale:
Origination of mortgage loans held for sale	(344,587)	(600,482)
Proceeds from sale of mortgage loans held for sale	364,459	592,612
Gain on mortgage loan sales	(4,982)	(8,703)
Mortgage servicing rights capitalized	(960)	(1,396)
Mortgage servicing rights amortization and impairment	888	465
Goodwill impairment	—	52,395
Net loss on other real estate owned	3,886	1,062
Changes in assets and liabilities:
Decrease/(increase) in interest receivable	980	(1,145)
(Increase)/decrease in other assets	(665)	5,875
Increase in accrued interest and other liabilities	(5,187)	(10,249)

Net cash provided by/(used in) operating activities	24,488	(1,979)

Investing Activities
Available-for-sale securities:
Proceeds from sales	33,745	26,354
Proceeds from maturities and calls	81,280	60,405
Purchases	(67,328)	(140,046)
Held-to-maturity securities:
Proceeds from maturities and calls	6,184	17,285
Purchases	—	(80,373)
Net decrease/(increase) in loans held for investment	44,336	(38,501)
Proceeds from sale of other real estate owned	7,990	1,504
Improvements to other real estate owned	(362)	(313)
Proceeds from settlement of bank-owned life insurance	—	205
Purchases of premises and equipment	(709)	(781)
Purchases of SBIC investments	—	(100)

Net cash provided by/(used in) investing activities	105,136	(154,361)

Financing Activities
Net increase in deposits	46,678	206,995
(Decrease)/increase in retail repurchase agreements	(1,151)	1,322
Decrease in Federal Home Loan Bank advances	(45,951)	(71,025)
(Decrease)/increase in Federal funds purchased	(10,000)	38,000
Proceeds from issuance of Series A preferred stock and common stock warrant	—	51,500
Cash dividends paid on common stock	—	(574)
Cash dividends paid on Series A preferred stock	(644)	(1,631)

Net cash (used in)/provided by financing activities	(11,068)	224,587

Net Increase in Cash and Cash Equivalents	118,556	68,247
Cash and Cash Equivalents at Beginning of Period	27,698	29,353

Cash and Cash Equivalents at End of Period	$146,254	$97,600

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$23,462	$33,140
Income taxes, net of refunds	645	195
Noncash transactions:
Foreclosed loans transferred to other real estate	25,114	20,251
Unrealized securities gains/(losses), net of income taxes (benefit)/expense	3,658	4,841
Unrealized gains on interest rate swaps	191	3

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

Nature of Operations

FNB United Corp. (“FNB United”), formerly known as FNB Corp., is a bank holding company incorporated under the laws of the State of North Carolina in 1984. On July 2, 1985, through an exchange of stock, FNB United acquired a wholly owned subsidiary, CommunityONE Bank, National Association (the “Bank”), a national banking association founded in 1907 and formerly known as First National Bank and Trust Company. The Bank has two operating subsidiaries, Dover Mortgage Company (“Dover”) and First National Investor Services, Inc. It also has an inactive subsidiary, Premier Investment Services, Inc., acquired through its merger with Alamance Bank. Through the Bank, FNB United offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers. The Bank has offices in Alamance, Alexander, Ashe, Catawba, Chatham, Gaston, Guilford, Iredell, Mecklenburg, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes counties in North Carolina. Dover has a retail origination network based in Charlotte, North Carolina with retail offices in Maine, New Hampshire and North Carolina. The wholesale origination network, also based in Charlotte, North Carolina, is originating loans for properties located in Connecticut, Georgia, Maine, Massachusetts, New Hampshire, North Carolina, Rhode Island, South Carolina, Tennessee and Virginia.

General

The accompanying consolidated financial statements, prepared without audit, include the accounts of FNB United and its subsidiary (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Operating results for the three- and nine-month periods ending September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or future periods. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included. Descriptions of the organization and business of FNB United, accounting policies followed by the Company and other relevant information are contained in the Company’s 2009 Annual Report on Form 10-K, including the notes to the consolidated financial statements filed as part of that report. This quarterly report should be read in conjunction with that Annual Report.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date of this filing and has concluded that no subsequent events have occurred requiring accrual or disclosure in addition to that included herein. See Note 21 for additional information concerning subsequent events.

Use of Estimates

In preparing its consolidated financial statements, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements for the years presented and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates and assumptions. Therefore, the results of operations for the three- and nine-month periods ended September 30, 2010 are not necessarily indicative of the results of operations that may be expected in future periods.

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to place them on a comparable basis with the current period consolidated financial statements. These reclassifications have no effect on net income or shareholders’ equity as previously reported.

Risk and Uncertainties

In the normal course of business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: credit risk, market risk, and concentration of credit risk. Credit risk is the risk of default on the Company’s loan and investment portfolios that results from borrowers’ inability or unwillingness to make contractually required payments. Market risk includes primarily interest rate risk. The Company is exposed to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or different bases, than its interest-earning assets. Market risk also reflects the risk of declines in the valuation of assets and liabilities and in the value of the collateral underlying loans and the value of real estate held by the Company. Concentration of credit risk refers to the risk that, if the Company extends a significant portion of its total outstanding credit to borrowers in a specific geographical area or industry or on the security of a specific form of collateral, the Company may experience disproportionately high levels of defaults and losses if those borrowers, or the value of such type of collateral, are adversely affected by economic or other factors that are particularly applicable to such borrowers or collateral. Concentration of credit risk is also similarly applicable to the investment securities portfolio.

The Bank is subject to the regulations of various government agencies. These regulations may change significantly from period to period. The Bank also undergoes periodic examinations by regulatory agencies, which may subject the Bank to changes with respect to asset valuations, amount of required allowance for loan losses, lending requirements, capital levels, or operating restrictions.

2.	Regulatory Matters

Regulatory Actions

Due to the Bank’s condition, the OCC has required that the Board of Directors sign a formal enforcement action with the OCC, which mandates specific actions by the Bank to address certain findings from the OCC’s examination and to address the Bank’s current financial condition. The Bank entered into a Consent Order (“Order”) with the OCC on July 22, 2010, which contains a list of requirements, including a capital directive, which requires the Bank to achieve and maintain minimum regulatory capital levels in excess of the statutory minimums to be well-capitalized, and a directive to develop a liquidity risk management and contingency funding plan, in connection with which the Bank could be subject to limitations on the maximum interest rates it can pay on deposit accounts. The Order also contains restrictions on future extensions of credit and requires the development of various programs and procedures to improve the Bank’s asset quality as well as routine reporting on the Bank’s progress toward compliance with the Order to the Board of Directors and the OCC. As a result of the Order, the Bank is no longer deemed “well-capitalized.”

Specifically, the Order imposed the following requirements on the Bank:

•	to appoint a Compliance Committee to monitor and coordinate the Bank’s adherence to the Order.

•	to develop and submit to the OCC for review a written strategic plan covering at least a three-year period.

•	to achieve within 90 days and thereafter maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets.

•	to submit to the OCC within 60 days a written capital plan for the Bank covering at least a three-year period.

•	to develop, implement and ensure the Bank’s compliance with written programs to improve the Bank’s loan portfolio management and to reduce the high level of credit risk in the Bank.

•	to adopt and ensure implementation and adherence to an enhanced written commercial real estate concentration management program consistent with OCC guidelines.

•	to obtain current and complete credit information on all loans and ensure proper collateral documentation is maintained on all loans.

•	to develop and implement an independent review and analysis process to ensure that appraisals conform to appraisal standards and regulations.

•	to implement and adhere to a written program for the maintenance of an adequate allowance for loan losses, providing for review of the allowance by the Board of Directors at least quarterly.

•	to increase the Bank’s liquidity to a level sufficient to sustain the Bank’s current operations and to withstand any anticipated or extraordinary demand against its funding base.

•

to implement and maintain a comprehensive liquidity risk management program, assessing on an ongoing basis the Bank’s current and projected funding needs and ensuring that sufficient funds or access to funds exists to meet those needs.

•	to develop and implement a written program to strengthen internal controls over accounting and financial reporting.

The Order permits the OCC to extend the time periods under the Order upon written request. Any material failure to comply with the Order could result in further enforcement actions by the OCC. In addition, if the OCC does not accept the capital plan or the Bank fails to achieve and maintain the minimum capital levels, the OCC may require the Bank to sell, merge or liquidate the Bank.

The Bank has submitted all required materials and plans requested to the OCC within the given time periods. On September 17, 2010, the Board of Directors submitted a written strategic plan and capital plan to the OCC covering the requisite three-year period. Upon receipt of the OCC’s written determination of no supervisory objection, the Board of Directors will adopt and implement the plans. The Bank can give no assurance as to whether or when the OCC will provide such written determination. In the meantime, the Bank is working diligently to comply with the terms of the Order and within the parameters of its proposed plans.

On October 21, 2010, FNB United entered into a written agreement with the Federal Reserve Bank of Richmond (“FRB”), which requires FNB United’s Board of Directors to take appropriate steps to utilize fully FNB United’s financial and managerial resources to serve as a source of strength to the Bank, including causing the Bank to comply with the Order. Further information about the written agreement is set forth in Note 21, Subsequent Events.

Capital Matters

The Order, as set forth above, requires the Bank to achieve and maintain Tier 1 capital of not less than 9% and total risk-based capital of not less than 12% for the life of the Order. The Bank has not achieved the required capital levels by the deadline imposed under the Order but is continuing to work to comply with the capital directive. The Bank is not “well capitalized” for capital adequacy purposes under the terms of the Order and may not be deemed so in the future, even if the Bank exceeds the levels of capital required under the Order.

The minimum capital requirements to be characterized as “well capitalized” and “adequately capitalized,” as defined by regulatory guidelines, the capital requirements pursuant to the Order, and the Company’s actual capital ratios on a consolidated and Bank-only basis were as follows as of September 30, 2010:

			Minimum Regulatory Requirement
	Consolidated	Bank	Adequately Capitalized	Well Capitalized	Pursuant to Order

Total risk-based capital ratio	1.46%	5.90%	8.00%	10.00%	12.00%

Tier 1 risk-based capital ratio	0.73%	3.84%	4.00%	6.00%	9.00%

Leverage capital ratio	0.55%	2.90%	4.00%	5.00%	9.00%

As of September 30, 2010, the Company was “undercapitalized” for total risk-based capital and Tier 1 risk-based capital under regulatory guidelines. At that same period, the Bank also was “undercapitalized” for Tier 1 risk-based capital and was “significantly undercapitalized” for total risk-based capital and leverage capital.

3.	Going Concern Considerations and Management’s Plans and Intentions

Going Concern Considerations

The going concern assumption is a fundamental principle in the preparation of financial statements. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In making this assessment, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of September 30, 2010. The Company has a history of profitable operations and sufficient sources of liquidity to meet its short-term and long-term funding needs. However, the Bank’s financial condition has suffered during 2009 and the first nine months of 2010 in what may ultimately be the worst economic downturn since the Great Depression.

The effects of the current economic environment are being felt across many industries, with financial services and real estate being particularly hard-hit, and have been particularly severe during the last 18 months. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, including residential construction and development loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets has increased substantially during 2009 and in the first nine months of 2010.

For the first nine months of 2010 and for the year ended December 31, 2009, the Bank recorded provisions of $92.8 million and $61.7 million, respectively, to increase the allowance for loan losses to a level that, in management’s best judgment, adequately reflected the increased risk inherent in the loan portfolio as of the year-end and quarter-end periods, respectively.

FNB United and the Bank operate in a highly regulated industry and must plan for the liquidity needs of each entity separately. A variety of sources of liquidity are available to the Bank to meet its short-term and long-term funding needs. Although a number of these sources are limited following execution of the Order with the OCC discussed in Note 2 above, management has prepared forecasts of the Bank’s sources of funds and projected uses of funds for a three-year period in an effort to ensure that the sources available are sufficient to meet the Bank’s projected liquidity needs.

FNB United is a legal entity separate and distinct from the Bank and relies on dividends from the Bank as its primary source of liquidity. Various legal limitations restrict the Bank from lending or otherwise supplying funds to FNB United to meet its obligations, including paying dividends. In addition, the terms of the Order will further limit the Bank’s ability to pay dividends to FNB United to satisfy its funding needs.

The Company will need to raise additional capital to increase capital levels to meet the standards set forth by the OCC. As a result of the recent downturn in the financial markets, the availability of many sources of capital (principally to financial services companies) has become significantly restricted or has become increasingly costly as compared to market rates prevailing prior to the downturn. Management cannot predict when or if the capital markets will return to more favorable conditions. Management is actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to ensure that the Bank’s projected level of regulatory capital can support its balance sheet.

There can be no assurances that the Company will be successful in its efforts to raise additional capital during 2010. An equity financing transaction would result in substantial dilution to the Company’s current shareholders and could adversely affect the market price of the Company’s common stock. It is difficult to predict if these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, the regulatory restrictions that restrict cash payments between the Bank and FNB United may cause FNB United to be unable to meets its financial obligations in the normal course of business.

The perception or possibility that FNB United’s common stock could be delisted from the NASDAQ in the future could negatively affect its liquidity and price. Delisting would have an adverse effect on the liquidity of the common shares and, as a result, the market price for the common stock might become more volatile. Delisting could also make it more difficult for the Company to raise additional capital.

The accompanying consolidated financial statements for the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustments to reflect the possible future effects on the recoverability or classification of assets.

Management’s Plans and Intentions

The Company incurred significant net losses in 2009, which have continued in 2010, primarily from the higher provisions for loan losses due to the significant level of nonperforming assets and the write-off of goodwill. The Bank recently consented and agreed to the issuance of the Order by the OCC. FNB United more recently entered into a written agreement with the FRB. The Company’s independent registered public accounting firm issued a report with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2009, which contained an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s management described its plans and intentions in Note 20 to the financial statements filed as part of FNB United’s annual report on of Form 10-K for the year ended December 31, 2009. Since that annual report on Form 10-K was filed, the following strategies have been or are being implemented.

Held-to-Maturity Investment Securities Reclassification – As part of the Bank’s contingency funding plan, the Board of Directors approved in April 2010 the reclassification of the entire held-to-maturity investment securities portfolio to available-for-sale investment securities. The conversion of the portfolio occurred on May 3, 2010 and provides additional liquidity to the Bank. Though there are no immediate plans for the sale of these securities, the transfer gives the Bank additional latitude in managing liquidity and the investment portfolio. The transfer resulted in the unrealized holding gains of $2.1 million, net of tax, at the date of transfer being recognized in other comprehensive income. The corresponding deferred tax on the unrealized holding gain allowed the Bank to realize a one-time reduction in deferred tax valuation allowance of $1.4 million in the second quarter of 2010.

Deferring Preferred Stock and Trust Preferred Securities Payments – The Company began deferring the payment of cash dividends on its outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A, beginning in the second quarter 2010, as well as the payment of interest on the outstanding junior subordinated notes related to its trust preferred securities. The suspension of cash dividends on preferred stock and the deferral of interest payments on the junior subordinated notes will enhance the Company’s liquidity. The expense associated with trust preferred securities continues to accrue and is reflected in the Company’s Consolidated Statements of Loss. The dividends on preferred stock are shown as an increase to net loss to derive net loss to common shareholders in the Consolidated Statements of Loss.

Balance Sheet Reduction – Management currently is implementing strategies to improve capital ratios through the reduction of assets and off-balance sheet commitments. At September 30, 2010, risk-weighted assets have been reduced by $220.8 million. Reductions occurred primarily in reductions of unfunded commitments and through the investment and loan portfolios. Management expects future reductions in risk-weighted assets to be moderate and occur primarily in the loan portfolio. To offset the majority of asset reductions, liabilities declined primarily through reductions in Federal funds purchased and FHLB borrowings by $56.0 million. Because asset reductions exceeded liability reductions in the nine months ending September 30, 2010, cash balances increased by $118.6 million. Future liability reductions are expected to occur primarily in deposits, primarily public unit deposits and high-rate NOW accounts and certificates of deposits.

Earnings – On June 22, 2010, the Bank retired $33.0 million in FHLB advances and paid an early redemption penalty of $1.0 million to the FHLB for the retirement of these advances, of which the penalty is in other noninterest expenses. On July 2, 2010, the Bank purchased $30.0 million in brokered certificates of deposit to replace these funds. The advances had a remaining average life of 1.0 years and an average interest rate of 3.93%. The brokered certificates of deposit have maturities ranging from 30 months to 42 months with interest rates ranging from 1.75% to 2.20%. As a result of this transaction, the interest expense savings during the first year is estimated at an annualized rate of 1.94% on the $30.0 million restructured. The early redemption penalty was partially offset by a $0.8 million gain on the sale of two investment securities specifically sold for that purpose. The Company continues to diligently monitor cost controls put in place in 2008 as recommended by a third-party study.

Stimulus Loan Program – The Bank has implemented a stimulus loan program to facilitate the sale of residential real estate held as collateral for some of the Bank’s nonperforming and performing loans, and certain Bank-owned properties. The purpose of the program is to reduce the Bank’s credit concentrations and nonperforming assets by providing attractive terms that both fill the mortgage lending void created by the ongoing recession and incent potential buyers to purchase real estate. The Bank has offered a reduced interest rate to qualified new borrowers to encourage them to purchase properties in this program. New borrowers are qualified according to the Bank’s normal consumer and mortgage underwriting standards. The Bank is required to record these loans at fair value at inception. The Bank currently has $39.8 million in loans under the stimulus program and has recognized an initial fair value adjustment of $172,200 as of June 30, 2010. As of September 30, 2010 the fair value adjustment was reduced to $145,400 due to the accretion of the adjustment into interest income. The fair value adjustment is recorded as a reduction of the outstanding loan balance on the balance sheet and accreted into interest income over the contractual life of the loan.

Additional Capital – The Company has engaged an investment banking firm and is in the process of executing a capital plan that may include issuing common stock, preferred stock or a combination of both, debt, or other financing alternatives that may be treated as capital for capital adequacy ratio purposes. Currently, the Company is working diligently to raise additional capital in the next few months; however, the Board of Directors has not yet determined the type, timing, amount, or terms of securities to be issued, and there are no assurances that an offering will be completed or that the Company will succeed in this endeavor. In addition, a transaction would more likely than not involve equity financing, resulting in substantial dilution to current shareholders and an adverse affect on the price of the Company’s common stock. The Bank’s ability to raise capital is contingent on the current capital markets and on its financial performance. Available capital markets are not currently favorable, and the Bank cannot be certain of its ability to raise capital on any terms.

4.	Cash and Cash Equivalents

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

5.	Comprehensive Income

Comprehensive income is defined as the change in equity of an enterprise during a period from transactions and other events and circumstances from non-owner sources and, accordingly, includes both net income and amounts referred to as other comprehensive income. The items of other comprehensive income are included in the Consolidated Statements of Shareholders’ Equity and Comprehensive Loss. The accumulated other comprehensive income/(loss) is included in the shareholders’ equity section of the Consolidated Balance Sheet. The Company’s components of accumulated other comprehensive income/(loss) at September 30, 2010 include unrealized gains/(losses) on investment securities classified as available-for-sale, the changes in the value of the interest rate swap on one issue of trust preferred securities and changes in the value of the pension and post-retirement liability.

For the nine months ended September 30, 2010 and 2009, total other comprehensive loss was $(79.5) million and $(68.8) million, respectively. The deferred income tax benefit/(liability) related to the components of other comprehensive income/(loss) amounted to $2.5 million and $3.2 million, respectively, for the same periods as previously mentioned.

The accumulated balances related to each component of accumulated other comprehensive income/(loss) are as follows:

(dollars in thousands)	September 30, 2010		December 31, 2009
	Pretax	After-tax	Pretax	After-tax
Net unrealized securities gains	$10,775	$6,521	$4,725	$2,864
Net unrealized losses on cash flow derivatives	(97)	(58)	(408)	(249)
Pension, other postretirement and postemployment benefit plan adjustments	(6,103)	(3,723)	(6,103)	(3,723)

Accumulated other comprehensive income/(loss)	$4,575	$2,740	$(1,786)	$(1,108)

6.	Earnings Per Share

Basic net income/(loss) per share, or basic earnings/(loss) per share (“EPS”), is computed by dividing net income/(loss) to common shareholders by the weighted average number of common shares outstanding for the period. For the first nine months of 2010, the Company has accrued or paid dividends of approximately $0.3 million on Series A preferred stock, which combined with the $0.5 million accretion of the discount on the preferred stock, increased the net loss to common shareholders by $0.8 million. Diluted EPS reflects the potential dilution that could occur if the Company’s potential common stock, which consists of dilutive stock options and a common stock warrant, were issued. As required for entities with complex capital structures, a dual presentation of basic and diluted EPS is included on the face of the income statement, and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is provided in this note.

(dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss to common shareholders	$(55,671)	$(68,304)	$(85,814)	$(75,715)

Denominator:
Weighted average common shares outstanding	11,423,657	11,420,868	11,424,038	11,414,928
Equivalent shares from potential common stock issuance	—	—	—	—

Diluted weighted average common shares outstanding	11,423,657	11,420,868	11,424,038	11,414,928

Net loss per share:
Basic	$(4.87)	$(5.98)	$(7.51)	$(6.63)
Diluted	$(4.87)	$(5.98)	$(7.51)	$(6.63)

Due to a net loss for the three- and nine-month periods ended September 30, 2010 and 2009, all stock options and the common stock warrant were considered antidilutive and thus are not included in this calculation. Additionally, for the three- and nine-month periods ended September 30, 2010, there were 2,682,099 and 2,721,782 antidilutive shares, respectively. For the three- and nine-month periods ended September 30, 2009, there were 2,817,596 and 2,474,248 antidilutive shares, respectively. Of the antidilutive shares, the number of shares relating to stock options were 474,956 at September 30, 2010 and 610,453 at September 30, 2009. Antidilutive shares relating to the common stock warrant were 2,207,143 for both September 30, 2010 and September 30, 2009, respectively. Because the exercise price exceeded the average market price for the periods discussed and because of the net loss, the stock options and common stock warrant were omitted from the calculation of diluted earnings per share for their respective periods.

Net loss for common shareholders was increased in the three- and nine-month periods ending September 30, 2010 by $0 and $316,000, respectively, for preferred stock dividends and $642,800 and $1.6 million, respectively, for the same periods of 2009. Accretion on the preferred stock discount associated with the preferred stock of $181,100 and $169,300 was reflected for the three months ended September 30, 2010 and 2009, respectively, and $534,300 and $423,800 for the nine months ended September 30, 2010 and 2009, respectively.

7.	Investment Securities

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

On May 3, 2010, the Company reclassified the entire held-to-maturity investment securities portfolio to available-for-sale investment securities to provide additional liquidity to the Bank. At the time of reclassification, the held-to-maturity investment securities were carried at amortized cost of $82.2 million with an unrealized net gain of $3.5 million. Though there are no immediate plans for the sale of these securities, the transfer gives the Bank additional latitude in managing liquidity and the investment portfolio.

The following table summarizes the amortized cost and estimated fair value of available-for-sale investment securities and presents the related gross unrealized gains and losses:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2010

Obligations of:
U.S. Treasury and government agencies	$20	$1	$—	$21
U.S. government sponsored agencies	42,335	2,530	—	44,865
States and political subdivisions	46,973	3,431	—	50,404
Residential mortgage-backed securities	162,267	3,088	513	164,842
Commercial mortgage-backed securities	20,741	2,190	—	22,931
Collateralized debt obligations	1	46	—	47
Corporate notes	965	2	—	967

Total	$273,302	$11,288	$513	$284,077

December 31, 2009

Obligations of:
U.S. Treasury and government agencies	$61	$2	$—	$63
U.S. government sponsored agencies	71,696	1,460	189	72,967
States and political subdivisions	45,264	1,494	330	46,428
Residential mortgage-backed securities	99,307	2,427	121	101,613
Collateralized debt obligations	—	45	—	45
Equity securities	2,667	—	499	2,168
Corporate notes	13,910	436	—	14,346

Total	$232,905	$5,864	$1,139	$237,630

The following table summarizes the amortized cost and estimated fair value of held-to-maturity investment securities and presents the related gross unrealized gains and losses:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2009

Obligations of:
States and political subdivisions	$13,918	$486	$—	$14,404
Residential mortgage-backed securities	52,127	1,155	260	53,022
Commercial mortgage-backed securities	21,513	1,719	—	23,232
Corporate notes	1,001	—	138	863

Total	$88,559	$3,360	$398	$91,521

The Bank, as a member of the Federal Home Loan Bank (the “FHLB”) of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon the balances of total assets and FHLB advances. This investment is carried at cost since no ready market exists for FHLB stock and there is no quoted market value. However, redemption of this stock has historically been at par value. At September 30, 2010 and December 31, 2009, the Bank owned a total of $11.9 million and $12.9 million of FHLB stock, respectively. Due to the redemption provisions of FHLB stock, the Company estimated that fair value approximates cost and that this investment was not impaired at September 30, 2010. FHLB stock is included in other assets at its original cost basis.

The Bank, as a member bank of the Federal Reserve Bank (the “FRB”) of Richmond, is required to own capital stock of the FRB of Richmond based upon a percentage of the Bank’s common stock and surplus. This investment is carried at cost because no ready market exists for FRB stock and there is no quoted market value. At September 30, 2010 and December 31, 2009, the Bank owned a total of $3.8 million and $5.4 million of FRB stock, respectively. Due to the nature of this investment in an entity of the U.S. government, the Company estimated that fair value approximates cost and that this investment was not impaired at September 30, 2010. FRB stock is included in other assets at its original cost basis.

At September 30, 2010, $177.9 million of the investment securities portfolio was pledged to secure public deposits, including retail repurchase agreements, $25.6 million was pledged to the FRB of Richmond and $5.8 million was pledged to others, leaving $74.8 million available as lendable collateral.

The following tables show investments’ gross unrealized losses and estimated fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009. All unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities or the short duration of the unrealized loss or both.

Available-for-Sale

(dollars in thousands)	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2010

Residential mortgage-backed securities	$55,271	$513	$—	$—	$55,271	$513

Total	$55,271	$513	$—	$—	$55,271	$513

December 31, 2009

Obligations of:
U.S. government sponsored agencies	$11,289	$189	$—	$—	$11,289	$189
States and political subdivisions	15,077	263	799	67	15,876	330
Residential mortgage-backed securities	4,334	121	—	—	4,334	121
Equity securities	—	—	2,667	499	2,667	499

Total	$30,700	$573	$3,466	$566	$34,166	$1,139

Held-to-Maturity

(dollars in thousands)	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2009

Residential mortgage-backed securities	$8,788	$260	$—	$—	$8,788	$260
Corporate notes	—	—	863	138	863	138

Total	$8,788	$260	$863	$138	$9,651	$398

At September 30, 2010, the Company had no available-for-sale securities that were in an unrealized loss position for longer than 12 months. At December 31, 2009, the Company had three available-for-sale securities and one held-to-maturity security that was in an unrealized loss position for longer than 12 months. All of these securities’ impairments are deemed to be temporary as the declines in fair value noted above were attributable to changes in interest rates and not credit quality.

The Financial Accounting Standards Board (“FASB”) issued new guidance for evaluating other-than-temporary impairment (“OTTI”) on debt securities in April 2009. If an entity intends to sell a debt security or cannot assert it is more likely than not that it will not have to sell the security before recovery, OTTI must be taken. If the entity does not intend to sell the debt security before recovery, but the entity does not expect to recover the entire amortized cost basis, then OTTI must be taken, but the amount of impairment is to be bifurcated between impairment due to credit (which is recorded through earnings) and noncredit impairment (which becomes a component of other comprehensive income (“OCI”) for both available-for-sale (“AFS”) and held-to-maturity securities (“HTM”)). For HTM securities, the amount in OCI will be amortized prospectively over the security’s remaining life. The Bank did not have any OTTI during the nine months ended September 30, 2010, but had $5.0 million for the nine months ended September 30, 2009 on a trust preferred collateralized debt obligation due to credit losses.

The aggregate amortized cost and fair value of securities at September 30, 2010, by remaining contractual maturity, are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

(dollars in thousands)	Available-for-Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$6,725	$6,961
Due after one one year through five years	29,487	30,744
Due after five years through 10 years	34,200	36,471
Due after 10 years	40,623	45,059

Total	111,035	119,235
Mortgage-backed securities	162,267	164,842

Total	$273,302	$284,077

The Bank has one security below investment grade and one security not rated, which is considered immaterial. As of September 30, 2010, no securities were identified as other-than-temporarily impaired based on credit issues.

8.	Loans

Loans are stated at the principal amounts outstanding adjusted for purchase premiums/discounts, deferred net loan fees and costs, and unearned income.

The following summary sets forth the major categories of loans.

(dollars in thousands)	At September 30, 2010		At December 31, 2009
Loans held for sale	$41,133		$58,219

Loans held for investment:
Commercial and agricultural	$150,269	10.6%	$194,134	12.4%
Real estate-construction	332,150	23.4	394,427	25.2
Real estate-mortgage:
1-4 family residential	392,859	27.7	398,134	25.5
Commercial	494,921	34.9	529,822	33.9
Consumer	48,388	3.4	46,504	3.0

Total	$1,418,587	100.0%	$1,563,021	100.0%

Loans included in the preceding loan composition table are net of participations sold. Loan participations sold totaled $5.6 million at September 30, 2010 and $6.4 million at December 31, 2009.

Mortgage loans serviced for the benefit of others amounted to $486.0 million and $455.1 million at September 30, 2010 and December 31, 2009, respectively, and are not included in the Consolidated Balance Sheet.

During the second quarter of 2010, Dover Mortgage transferred $9.3 million from loans previously designated as loans held for sale to loans held for investment. No loans were transferred during the third quarter of 2010. The loans that were transferred at the lower of cost or market in the second quarter of 2010 recognized a loss of $17,000 on the transfer, which is recorded on the Consolidated Statements of Loss as part of other noninterest expense.

To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans. Gross loans of $516.3 million and $608.9 million were pledged to collateralize FHLB advances and letters of credit at September 30, 2010 and December 31, 2009, respectively, of which $193.2 million and $341.1 million, respectively, was available as additional borrowing capacity. On September 30, 2010, $92.7 million of loans were pledged to collateralize for potential borrowings from the Federal Reserve Discount Window, of which $55.0 million were available as additional borrowing capacity.

The Bank has implemented a stimulus loan program to facilitate the sale of residential real estate held as collateral for some of the Bank’s nonperforming and performing loans and certain Bank-owned properties. The purpose of the program is to reduce the Bank’s credit concentrations and nonperforming assets by providing attractive terms that both fill the mortgage lending void created by the ongoing recession and incent potential buyers to purchase real estate. The Bank has offered a reduced interest rate to qualified new borrowers to encourage them to purchase properties in this program. New borrowers are qualified according to the Bank’s normal consumer and mortgage underwriting standards. The Bank records these loans at fair value at time of issue and the original builder loan is considered impaired. The Bank currently has $39.8 million in loans under the stimulus loan program, of which, $15.2 million required a fair value adjustment of $172,200 as of June 30, 2010. No loans originated in the third quarter required a fair value adjustment. The fair value adjustment is recorded as a reduction of the outstanding loan balance on the balance sheet and accreted into interest income over the contractual life of the loan.

In June 2010, an external loan review of the Bank’s loan portfolio (as of April 30, 2010) was conducted, covering 49% of the total outstanding portfolio balance. The external loan review resulted in 9.3% of loans reviewed being downgraded from pass to non-pass. All risk downgrades identified during this review were included as factors in the computation of the allowance for loan losses as of June 30, 2010. Since December 31, 2009 the Company increased its allowance for loan losses at September 2010 to $66.1 million or 4.66% of gross loans.

Interest income on loans is generally recognized over the terms of the loans based on the unpaid daily principal amount outstanding. If the collectability of interest appears doubtful, the accrual thereof is discontinued. When accrual of interest is discontinued, all current period unpaid interest is reversed. Interest income on such loans is subsequently recognized only to the extent cash payments are received, the full recovery of principal is anticipated, or after full principal has been recovered when collection of principal is in question. Had nonaccruing loans been on accruing status, interest income would have been higher by $2.0 million and $3.4 million for the three- and nine-month periods ended September 30, 2010, respectively. At September 30, 2010 and December 31, 2009, the Bank had certain impaired loans of $290.9 million and $167.5 million, respectively, which were on nonaccruing interest status.

The following is a summary of nonperforming assets for the periods ended as presented.

(dollars in thousands)	September 30, 2010	December 31, 2009
Loans on nonaccrual status	$290,937	$167,506
Loans more than 90 days delinquent, still on accrual	997	6,908
Real estate owned/repossessed assets	48,924	35,238

Total nonperforming assets	$340,858	$209,652

A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the terms of the loan agreement. The Bank evaluates impaired loans exceeding $100,000 for impairment and establishes an allowance as a component of the allowance for loan losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value.

The following table summarizes information relative to impaired loans at the dates and for the periods indicated.

(dollars in thousands)	September 30, 2010		December 31, 2009
	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, not individually reviewed for impairment	$3,002	$89	$5,660	$38
Impaired loans, individually reviewed, with no impairment	168,181	—	84,928	—
Impaired loans, individually reviewed, with impairment	131,517	44,699	98,010	28,868

Total impaired loans *	$302,700	$44,788	$188,598	$28,906

*	At September 30, 2010 and December 31, 2009 there were $12.8 million and $24.7 million, respectively, in restructured and performing loans.

Impaired loans also include loans for which the Bank may elect to grant a concession, providing terms more favorable than those prevalent in the market (e.g., rate, amortization term), and formally restructure due to the weakening credit status of a borrower. Restructuring is designed to facilitate a repayment plan that minimizes the potential losses that the Bank otherwise may have to incur. If these impaired loans are on nonaccruing status as of the date of restructuring, the loans are included in nonperforming loans. Nonperforming restructured loans will remain as nonperforming until the borrower can demonstrate adherence to the restructured terms for a period of no less than six months or when it is otherwise determined that continued adherence is reasonably assured. Some restructured loans continue as accruing loans after restructuring due to the borrower not being past due, adequate collateral valuations supporting the restructured loans or the cash flows of the underlying business appearing adequate to support the restructured debt service. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At September 30, 2010, there was $156.5 million in restructured loans, of which loans amounting to $12.8 million were accruing and in a performing status. At December 31, 2009, there was $95.7 million in restructured loans, of which loans amounting to $24.7 million were accruing and in a performing status.

Potential problem loans, which are not included in nonperforming assets or in impaired loans, amounted to approximately $58.7 million at September 30, 2010, compared to $57.3 million at December 31, 2009. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency (the “OCC”), the Bank’s primary regulator, for loans classified as substandard, excluding the impact of nonperforming loans.

9.	Allowance for Loan Losses

The Bank lends primarily in North Carolina. As of September 30, 2010, a substantial majority of the principal amount of the loans held for investment in its portfolio was to businesses and individuals in North Carolina. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.

An analysis of the changes in the allowance for loan losses is as follows:

(dollars in thousands)	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	2010	2009	2010	2009
Balance, beginning of period	$69,760	$36,844	$49,461	$34,720
Provision for losses charged to operations	55,892	17,500	92,811	37,084
Net charge-offs:
Charge-offs	(60,496)	(12,988)	(78,070)	(31,426)
Recoveries	909	993	1,863	1,971

Net charge-offs	(59,587)	(11,995)	(76,207)	(29,455)

Balance, end of period	$66,065	$42,349	$66,065	$42,349

Annualized net charge-offs during the period to average loans	15.80%	2.99%	6.66%	2.48%

Annualized net charge-offs during the period to allowance for loan losses	357.84%	112.37%	154.22%	92.99%

Allowance for loan losses to loans held for investment	4.66%	2.69%	4.66%	2.69%

10.	Premises and Equipment, Net

The following table summarizes the premises and equipment balances, net at the dates indicated.

(dollars in thousands)	September 30, 2010	December 31, 2009
Land	$11,675	$11,675
Building and improvements	37,559	37,476
Furniture and equipment	31,311	31,247
Leasehold improvements	1,655	1,655

Premises and equipment, gross	82,200	82,053
Accumulated depreciation and amortization	(36,255)	(33,938)

Premises and equipment, net	$45,945	$48,115

11.	Other Real Estate Owned and Property Acquired in Settlement of Loans

The following table summarizes real estate acquired in settlement of loans and personal property acquired in settlement of loans, the latter of which is included within the other assets financial statement line item on the Consolidated Balance Sheet at the dates indicated.

(dollars in thousands)	September 30, 2010	December 31, 2009
Real estate acquired in settlement of loans	$48,770	$35,170
Personal property acquired in settlement of loans	154	68

Total property acquired in settlement of loans	$48,924	$35,238

The following table summarizes the changes in real estate acquired in settlement of loans at the dates and for the periods indicated.

(dollars in thousands)	For the Nine Month Periods Ended September 30,
	2010	2009
Real estate acquired in settlement of loans, beginning of period	$35,170	$6,509
Plus: New real estate acquired in settlement of loans	25,476	20,564
Less: Sales of real estate acquired in settlement of loans	(7,990)	(1,520)
Less: Write-downs charged to expense	(3,886)	(1,047)

Real estate acquired in settlement of loans, end of period	$48,770	$24,506

During the nine-month period ended September 30, 2010, the Bank received proceeds of $8.0 million in total sales of property acquired in settlement of loans. This compares to prior year sales for the same period in the amount of $1.5 million. At September 30, 2010, one asset with a net carrying amount of $59,000 was under contract for sale and is expected to close in the fourth quarter of 2010.

12.	Deposits

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

The following table summarizes traditional deposit composition at the dates indicated.

(dollars in thousands)	September 30, 2010	December 31, 2009
Noninterest-bearing demand deposits	$153,916	$152,522
Interest-bearing demand deposits	226,305	226,696
Savings deposits	43,064	40,723
Money market deposits	310,633	326,958
Brokered deposits	156,001	112,340
Time deposits less than $100,000	445,386	437,031
Time deposits $100,000 or more	433,501	425,858

Total deposits	$1,768,806	$1,722,128

At September 30, 2010, $0.4 million of overdrawn transaction deposit accounts were reclassified to loans, compared with $0.3 million at December 31, 2009.

The following table summarizes interest expense on traditional deposit accounts for the periods indicated.

(dollars in thousands)	For the Three Month Periods Ended September 30,		For the Nine Month Periods Ended September 30,
	2010	2009	2010	2009
Interest-bearing demand deposits	$550	$603	$1,749	$1,572
Savings deposits	28	27	84	78
Money market deposits	684	1,107	2,441	3,377
Time deposits	5,253	6,232	14,859	20,421

Total interest expense on deposits	$6,515	$7,969	$19,133	$25,448

As a result of being undercapitalized at September 30, 2010, under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank’s capital levels do not allow the Bank to increase or renew brokered deposits balances, including all Certificate of Deposit Account Registry Service (“CDARS”), without prior approval from regulators. Regulatory limitations on the ability to accept brokered deposits will also limit the Company’s deposit funding options. Based on its existing capital ratios, the Bank could be subject to limitations on the maximum interest rates it can pay on deposit accounts and certain restrictions on brokered deposits. However, on August 2, 2010 the Bank was notified by the FDIC that the geographic areas in which the Bank operates are considered high-rate areas. Accordingly, the Bank is able to offer interest rates on deposits up to 75 basis points over the prevailing interest rates in its geographic areas.

13.	Borrowings

Funds are borrowed on an overnight basis through retail repurchase agreements with bank customers and federal funds purchased from other financial institutions. Retail repurchase agreement borrowings are collateralized by securities of the U.S. Treasury and U.S. Government agencies and corporations.

At September 30, 2010, the Bank had a line of credit at the Federal Reserve Bank totaling $55.0 million, of which there was no outstanding balance at period end. The Bank had no other federal funds purchased lines as of September 30, 2010.

The Bank had $193.2 million of credit availability under a line of credit with the FHLB at September 30, 2010, secured by blanket collateral agreements on qualifying mortgage loans and, as required, by other qualifying collateral. At September 30, 2010, FHLB advances under these lines amounted to $120.2 million and were at interest rates ranging from 2.33% to 6.15%. At December 31, 2009, FHLB advances amounted to $166.2 million and were at interest rates ranging from 0.36% to 6.15%.

On June 22, 2010, the Bank retired $33.0 million in FHLB advances and paid an early redemption penalty of $1.0 million to the FHLB for the retirement of these advances. The early redemption penalty is included in other expense in the Consolidated Statements of Loss. On July 2, 2010, the Bank purchased $30.0 million in brokered certificates of deposit to replace these funds. The advances had a remaining average life of 12 months and an average interest rate of 3.93%. The brokered certificates of deposit have maturities ranging from 30 months to 42 months with interest rates ranging from 1.75% to 2.20%. As a result of this transaction, the interest expense savings during the first year is estimated at an annualized rate of 1.94% on the $30.0 million restructured. The early redemption penalty was partially offset by a $0.8 million gain on the sale of two investment securities specifically sold for that purpose.

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

FNB United fully and unconditionally guarantees the preferred securities issued by each trust through the combined operation of the debentures and other related documents. Obligations under these guarantees are unsecured and subordinate to senior and subordinated indebtedness of the Company. The trust preferred securities qualify as Tier 1 and Tier 2 capital for regulatory capital purposes.

During the second quarter of 2010, the Company suspended payment of interest on trust preferred securities for liquidity purposes. The associated interest expense on trust preferred securities has been fully accrued and is included in the Consolidated Statements of Loss.

14.	Deferred Income Taxes

Deferred taxes are provided using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Excluding unrealized losses on available-for-sale securities, the Company has recorded a 100% deferred tax valuation allowance related to various temporary differences, principally consisting of the provision for loan losses and its net operating loss carryforwards.

In the third quarter of 2010, the Company recorded $0.1 million of federal income tax benefit to reduce its deferred tax valuation allowance established on previously recorded deferred tax assets. The tax benefit resulted from adjustment of the deferred tax liability related to appreciation in the Company’s available-for-sale investment portfolio. The appreciation was primarily due to the reclassification of the entire held-to-maturity investment securities portfolio to available-for-sale investment securities. The Company also recorded a deferred tax valuation allowance on the tax benefit related to the loss recognized during the nine months ended September 30, 2010 due to the uncertainty of future taxable income necessary to fully realize the recorded net deferred tax asset.

Changes in net deferred tax asset were as follows:

(dollars in thousands)	September 30, 2010	December 31, 2009
Balance at beginning of year	$447	$12,597
Income tax effect from change in unrealized gains on available-for-sale securities	(2,387)	(2,299)
Employee benefit plan	(126)	43
Deferred income tax benefit on continuing operations	27,000	18,519
Valuation allowance on deferred tax assets	(24,701)	(28,413)

Balance at end of period	$233	$447

The components of deferred tax assets and liabilities and the tax effect of each are as follows:

(dollars in thousands)	September 30, 2010	December 31, 2009
Deferred tax assets:
Allowance for loan losses	$26,309	$19,833
Net operating loss	33,352	13,384
Compensation and benefit plans	2,291	2,192
Fair value basis of loans	11	356
Pension and other post-retirement benefits	1,753	1,878
Interest rate swap	38	134
Other	2,684	877

Subtotal deferred tax assets	66,438	38,654
Less: Valuation allowance	(53,114)	(28,413)

Total deferred tax assets	13,324	10,241

Deferred tax liabilities:
Core deposit intangible	1,726	1,962
Mortgage servicing rights	1,946	1,918
Depreciable basis of premises and equipment	1,239	1,490
Net deferred loan fees and costs	944	969
Net unrealized securities gains	4,256	1,869
SAB 109 valuation	867	512
Other	2,113	1,074

Total deferred tax liabilities	13,091	9,794

Net deferred tax assets	$233	$447

As of September 30, 2010 and December 31, 2009, net deferred income tax assets totaling $0.2 million and $0.4 million, respectively, are recorded on the Company’s balance sheet. No valuation allowance is recorded for unrealized losses on investment securities because it is not more likely than not that the Company will have to sell these securities at a loss.

15.	Postretirement Employee Benefit Plans

The accompanying table details the components of the net periodic costs of the Company’s postretirement benefit plans as recognized in the Company’s Consolidated Statements of Loss:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Pension Plan
Service cost	$45	$50	$136	$153
Interest cost	172	183	516	508
Expected return on plan assets	(151)	(138)	(447)	(412)
Amortization of prior service cost	—	1	1	3
Amortization of net actuarial loss	91	77	275	237

Net periodic pension cost	$157	$173	$481	$489

Supplemental Executive Retirement Plan
Service cost	$44	$68	$130	$166
Interest cost	(11)	33	89	108
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	12	12	36	36
Amortization of net actuarial loss	(9)	(2)	(27)	(4)

Net periodic SERP cost	$36	$111	$228	$306

Other Postretirement Defined Benefit Plans
Service cost	$6	$6	$19	$16
Interest cost	16	23	74	70
Expected return on plan assets	—	—	—	—
Amortization of prior service (credit)	(1)	(1)	(3)	(3)
Amortization of net actuarial loss	7	7	19	17

Net periodic postretirement benefit cost	$28	$35	$109	$100

The Company contributed $0.8 million to its pension plan in the second quarter 2010. The other postretirement benefit plans are unfunded plans; and consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.

16.	Recent Accounting Pronouncements

In July 2010, new guidance regarding the disclosures associated with credit quality and the allowance for loan losses was issued. This standard requires additional disclosures related to the allowance for loan loss with the objective of providing financial statement users with greater transparency about an entity’s loan loss reserves and overall credit quality. Additional disclosures include showing on a disaggregated basis the aging of receivables, credit quality indicators, and troubled debt restructures with their effect on the allowance for loan loss. For public entities, the disclosures as of the end of a reporting period are effective for the first interim or annual reporting period ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for the first interim or annual reporting period beginning on or after December 15, 2010. The Company has evaluated the impact of the adoption of this standard and determined that it will not have a material impact on the Company’s financial position and results of operations. It, however, will increase the amount of disclosures in the notes to the consolidated financial statements.

In June 2010, an accounting standards update was issued, which improves comparability between reporting companies by eliminating diversity in practice. Modifications of purchased impaired loans that are accounted for within a pool do not result in the removal of these loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. This update is effective for interim or annual periods ending on or after July 15, 2010. The adoption of this accounting standard update did not have a material impact on the Company’s consolidated financial statements.

In January 2010, additional guidance was issued to the fair value measurements and disclosures standards and requires disclosures of significant transfers in and out of Levels 1 and 2 fair value measurements and the reasons for the transfers. Additionally, for fiscal years beginning after December 15, 2010, activity in Level 3 fair value measurements must also be disclosed and includes purchases, sales, issuances and settlements. The Company does not expect the adoption of the new accounting standard update to materially affect its financial statements other than the additional disclosures.

17.	Derivative Financial Instruments

The Company is exposed to interest rate risk relating to its ongoing business operations. In connection with its asset/liability management objectives, the Company has entered into interest rate swaps.

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

The table below provides data about the carrying values of derivative instruments:

	As of September 30, 2010			As of December 31, 2009
	Assets	(Liabilities)		Assets	(Liabilities)
(dollars in thousands)	Carrying Value	Carrying Value	Derivative Net Carrying Value	Carrying Value	Carrying Value	Derivative Net Carrying Value
Derivatives designated as hedging instruments:
Interest rate swap contracts - trust preferred (1)	$—	$(97)	$(97)	$—	$(383)	$(383)
Interest rate swap contracts - FHLB advances (2)	—	(1,796)	(1,796)	280	—	280
Derivatives not designated as hedging instruments:
Mortgage loan rate lock commitments (3)	$140	$—	$140	$—	$(83)	$(83)
Mortgage loan forward sales and MBS (1)	—	(55)	(55)	251	—	251

(1)	Included in “Other liabilities” on the Company’s consolidated balance sheets.
(2)	Included in “Federal Home Loan Bank advances” on the Company’s consolidated balance sheets.
(3)	Included in “Other assets” on the Company’s consolidated balance sheets.

The following table provides data about the amount of gains and losses related to derivative instruments designated as hedges included in the Accumulated other comprehensive income/(loss) section of Shareholders’ Equity on the Company’s Consolidated Balance Sheets, and in Other income in the Company’s Consolidated Statements of Loss:

(dollars in thousands)	Gain/(Loss), Net of Tax Recognized in Accumulated Other Comprehensive Loss (Effective Portion)
	As of September 30, 2010	As of September 30, 2009
Derivatives designated as hedging instruments:
Interest rate swap contracts - trust preferred	$(59)	$(298)

(dollars in thousands)	Gain or (Loss), Net of Tax Recognized in Income
	As of September 30, 2010	As of September 30, 2009
Derivatives designated as hedging instruments:
Interest rate swap contracts - FHLB advances	$99	$—

(dollars in thousands)	Gain or (Loss) During Nine Months Ended
	September 30, 2010	September 30, 2009
Derivatives not designated as hedging instruments:
Mortgage loan rate lock commitments (1)	$223	$287
Mortgage loan forward sales and MBS (1)	(306)	(245)

Total	$(83)	$42

(1)	Recognized in “Mortgage loan sales” in the Company’s consolidated statements of income.

18.	Fair Values of Assets and Liabilities

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, derivative assets, certain loans held for sale at Dover, certain FHLB advances hedged by interest rate swaps designated as fair value hedges and mortgage servicing rights are recorded at fair value on a recurring basis. Additionally, from time-to-time, the Company may be required to record at fair value other assets and liabilities on a nonrecurring basis, such as loans held for sale, loans held for investment, impaired loans and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve application of lower or cost or market accounting or write-downs of individual assets or liabilities.

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

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

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

From time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meets or exceeds the recorded investments in such loans. At September 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loans as nonrecurring Level 3.

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

Federal Home Loan Bank Advances (“FHLB”)

Four FHLB Advances totaling $45.0 million have been hedged through fair value hedges whereby the change in fair value of the advances is effectively offset by the change in fair value of the interest rate swaps. For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies derivatives instruments held or issued for risk management or customer-initiated activities as Level 2. Fair value of derivatives are primarily estimated by discounting estimated cash flows using interest rates approximating the current market rate for similar terms and credit risk.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities carried at fair value on a recurring basis at September 30, 2010, including financial instruments which the Company accounts for under the fair value option, are summarized in the following table.

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities:
U.S. Treasury and government agencies	$21	$—	$21	$—
U.S. government sponsored agencies	44,865	—	44,865	—
States and political subdivisions	50,404	—	50,404	—
Residential mortgage-backed securities	164,842	—	164,842	—
Commercial mortgage-backed securities	22,931	—	22,931	—
Collaterialized debt obligations	47	—	47	—
Corporate notes	967	—	967	—

Total available-for-sale debt securities	284,077	—	284,077	—

Total available-for-sale securities	284,077	—	284,077	—

Loans held for sale	27,087	—	27,087	—
Mortgage servicing rights	4,929	—	—	4,929
Fair value of interest rate swaps	2,025	—	2,025	—
Derivative assets - Dover	140	—	140	—

Total assets at fair value	$318,258	$—	$313,329	$4,929

Liabilities:
Derivative liabilities - FNB United	$97	$—	$97	$—
FHLB advances - fair value hedge	1,796	—	1,796	—
Derivative liabilities - Dover	55	—	55	—

Total liabilities at fair value	$1,948	$—	$1,948	$—

Assets and liabilities carried at fair value on a recurring basis at December 31, 2009, including financial instruments which the Company accounts for under the fair value option, are summarized in the following table.

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale equity securities	$2,168	$2,168	$—	$—
Available-for-sale debt securities:
U.S. Treasury and government agencies	63	—	63	—
U.S. government sponsored agencies	72,967	—	72,967	—
States and political subdivisions	46,428	—	46,428	—
Residential mortgage-backed securities	101,613	—	101,613	—
Collaterialized debt obligations	45	—	45	—
Corporate notes	14,346	—	14,346	—

Total available-for-sale debt securities	235,462	—	235,462	—

Total available-for-sale securities	237,630	2,168	235,462	—

FHLB advances - fair value hedge	280	—	280	—
Derivative assets - Dover	251	—	251	—
Loans held for sale	26,135	—	26,135	—
Mortgage servicing rights	4,857	—	—	4,857

Total assets at fair value	$269,153	$2,168	$262,128	$4,857

Liabilities:
Derivative liabilities - FNB United	$383	$—	$383	$—
Fair value of interest rate swaps	214	—	214	—
Derivative liabilities - Dover	83	—	83	—

Total liabilities at fair value	$680	$—	$680	$—

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2010.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(dollars in thousands)	Mortgage Servicing Rights
Beginning balance at January 1, 2010	$4,857
Total gains or losses (realized/unrealized):
Included in earnings	(888)
Purchases, issuances and settlements	960

Ending balance at September 30, 2010	$4,929

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Assets measured at fair value on a nonrecurring basis are included in the following tables.

September 30, 2010

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans	$86,818	$—	$48,140	$38,678
Other real estate owned	9,070	—	221	8,849

Total assets at fair value	$95,888	$—	$48,361	$47,527

December 31, 2009

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans	$69,142	$—	$8,297	$60,845
Other real estate owned	2,836	—	278	2,558

Total assets at fair value	$71,978	$—	$8,575	$63,403

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

The estimated fair values of financial instruments are as follows:

	As of September 30, 2010		As of December 31, 2009
(dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$146,254	$146,254	$27,698	$27,698
Investment securities:
Available-for-sale	284,077	284,077	237,630	237,630
Held-to-maturity	—	—	88,559	91,521
Loans held for sale	41,133	41,133	58,219	58,219
Loans, net	1,352,522	1,256,397	1,513,560	1,442,115
Accrued interest receivable	6,932	6,932	8,071	8,071
Bank-owned life insurance	31,700	31,700	30,883	30,883

Financial Liabilities
Deposits	$1,768,806	1,704,782	$1,722,128	$1,687,945
Retail repurchase agreements	12,441	12,441	13,592	13,592
Federal Home Loan Bank advances	120,214	128,637	166,165	171,529
Federal funds purchased	—	—	10,000	10,000
Subordinated debt	15,000	15,000	15,000	15,000
Junior subordinated debentures	56,702	38,849	56,702	43,257
Accrued interest payable	2,629	2,629	2,581	2,581

19.	Common Dividends

The holders of FNB United common stock are entitled to receive dividends, when and if declared by the FNB United’s Board of Directors, out of funds legally available for such dividends. FNB United is a legal entity separate and distinct from the Bank and depends on the payment of dividends from the Bank to make dividend payments to its shareholders. FNB United and the Bank are subject to regulatory policies and requirements relating to the payment of dividends. As a result of being deemed undercapitalized for regulatory purposes, FNB United is restricted from declaring and paying a dividend on common stock without prior notification and approval from the regulators.

The Bank must obtain the prior approval of the Office of the Comptroller of the Currency (the “OCC”) to pay dividends if the total of all dividends declared by the Bank in any calendar year will exceed the sum of its net income for that year and its retained net income for the preceding two calendar years, less any transfers required by the OCC or to be made to retire any preferred stock. Currently, any dividend declaration by the Bank would require the Bank’s compliance with both the above requirement and its approved capital plan under the Order with the OCC, and written OCC approval. Federal law also prohibits the Bank from paying dividends that in the aggregate would be greater than its undivided profits after deducting statutory bad debts in excess of its loan loss allowance. The Company has not declared any dividends on common shares in 2010.

20.	Change in Executive Officer

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

21.	Subsequent Events

Written Agreement

On October 21, 2010, FNB United Corp. entered into a written agreement with the Federal Reserve Bank of Richmond (“FRBR”). Pursuant to the agreement, FNB United’s board of directors is to take appropriate steps to utilize fully FNB United’s financial and managerial resources to serve as a source of strength to the Bank, including causing the Bank to comply with the Consent Order it entered into with the OCC on July 22, 2010.

In the agreement, FNB United agreed that it would not declare or pay any dividends without prior written approval of the FRBR and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System (the “Director”). It further agreed that it would not take dividends or any other form of payment representing a reduction in capital from the Bank without the FRBR’s prior written approval. The agreement also provides that neither FNB United nor any of its nonbank subsidiaries will make any distributions of interest, principal or other amounts on subordinated debentures or trust preferred securities without the prior written approval of the FRBR and the Director.

The agreement further provides that neither FNB United nor any of its subsidiaries shall incur, increase or guarantee any debt without FRBR approval. In addition, FNB United must obtain the prior approval of the FRBR for the repurchase or redemption of its shares of stock.

Within 60 days from the date of the agreement, FNB United is to submit to the FRBR a written plan to maintain sufficient capital at FNB United on a consolidated basis. Within 30 days of the agreement, FNB United is required to submit to the FRBR a statement of its planned sources and uses of cash for operating expenses and other purposes for 2011. FNB United is to submit such a cash flow projection for each subsequent calendar year by December of the preceding year.

The agreement permits the FRBR to grant written extensions of time for FNB United to comply with its provisions.

While FNB United intends to take such actions as may be necessary to enable it to comply with the agreement, and has already taken steps to address a number of the requirements of the agreement, including in connection with the Bank’s compliance with the Consent Order with the OCC, there can be no assurance that FNB United will be able to comply fully with the provisions of the agreement, or that its efforts to comply with the agreement will not have adverse effects on the operations and financial condition of FNB United and the Bank. Compliance with the agreement is of highest priority to FNB United’s board of directors and management and FNB United will report to the FRBR monthly regarding its progress in complying with the agreement. The provisions of the agreement will remain effective and enforceable until they are stayed, modified, terminated, or suspended in writing by the FRBR.

FRB Discount Window

Effective October 1, 2010 the Federal Reserve Bank of Richmond will no longer accept an assignment of collateral but will require the Bank to deliver collateral to access borrowings at the Discount Window. At this time, the Bank has chosen not to deliver collateral thus eliminating the Bank’s potential to borrow at the FRBR. Management continues to closely monitor the Bank’s liquidity position to determine when and if delivery of collateral would be appropriate to restore access to the Discount Window.

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

Additionally, the Bank has a mortgage banking subsidiary, Dover Mortgage Company, which originates, underwrites and closes loans for sale into the secondary market. Dover has a retail origination network based in Charlotte, North Carolina with retail offices in Maine, New Hampshire and North Carolina. The wholesale origination network, also based in Charlotte, North Carolina, is originating loans for properties located in Connecticut, Georgia, Maine, Massachusetts, New Hampshire, North Carolina, Rhode Island, South Carolina, Tennessee and Virginia.

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

•	General anxiety on the part of customers and the general public.

•	Uncertainty about the future and when the economy will return to “normal” and questions about what will be the “new normal.”

•	Low and uncertain interest rate environment particularly given government intervention in the financial markets, with current expectations of rising interest rates in the foreseeable future.

•	High levels of unemployment nationally and in the local markets have continued, although some recent statistical indicators of labor markets show signs of an improving unemployment rate.

Additional context specific to the Company includes the following:

•

Fast growth in recent years by increasing total assets 82% since 2005, resulted in the Company’s reaching a natural “maturity/life cycle hump” that is typical for banks that reach its asset size. Typical challenges associated with this stage of the Company’s life cycle include:

¡	Stress on the infrastructure, requiring investment in the number and expertise of employees and refinement of policies and procedures.

¡	Required investments in technology to invest in the future, and rationalization of the technology investments versus historical investment in facilities.

¡

Adapting products and services and related pricing and fees to remain relevant to the current and evolving customer base and competitiveness in the market place, and development of broader distribution channels for delivery of the products and services.

¡	Application of a more sophisticated risk management approach, including a comprehensive view of risk, processes and procedures, internal and vendor expertise, and the “way we do business.”

•	Significant deterioration in asset quality during recent periods resulting in a net loss for 2009 and year-to-date 2010.

•	Increased regulatory scrutiny given declining asset quality, financial results and capital position.

•

Strategic repositioning and reduction of the balance sheet to reduce commercial real estate loan concentrations and individually larger and more complex loans originated during 2006 through 2008, as well as intentional reduction in the amount of higher priced borrowings used to fund the loan growth during that period. As a result, gross loans and borrowings have decreased $157.9 million and $72.7 million, respectively, from September 30, 2009 to September 30, 2010.

The national and local economies and the banking industry continue to deal with the effects of the most pronounced recession in decades. Unemployment in North Carolina rose significantly throughout 2009 and into 2010 and is higher than the national average, and residential and commercial real estate projects are depressed with significant deterioration in values. As a result, the impact in the Bank’s geographic area and to individual borrowers was severe. As a result of the extended recession, the Company’s financial results in the nine-month period ending September 30, 2010 were significantly affected by the following in comparison to the same period of 2009:

•	Provision for loan losses totaling $92.8 million compared to $37.1 million in 2009.

•	Real estate acquired in settlement of loans write-downs and expenses totaling $6.4 million compared to $2.0 million in 2009.

•	Higher credit-related expenses for problem asset workout and other expenses which were not incurred in the 2009.

In total, the above factors reduced earnings by more than $62.0 million for the nine-month period ended September 30, 2010 compared to the same period of 2009.

The credit-related costs associated with the recession are significant for banks. Beginning in the fourth quarter of 2008 and continuing into 2010, the Bank recognized that construction, acquisition and development real estate projects were slowing, guarantors were becoming financially stressed, and increasing credit losses were surfacing. During 2009 and continuing during the first nine months of 2010, delinquencies increased, resulting in an increase in nonaccrual loans and indicating significant credit quality deterioration and probable losses. In particular, loans secured by real estate, including acquisition, construction and development projects, demonstrated stress given reduced cash flows of individual borrowers, limited bank financing and credit availability, and slow property sales. This deterioration manifested itself among the Bank’s borrowers in several ways: the cash flows from underlying properties supporting the loans decreased (e.g., slower property sales for development type projects or lower occupancy rates or rental rates for operating properties), cash flows from the borrowers themselves and guarantors were under pressure due to illiquid and diminished personal balance sheets resulting from investing additional personal capital in the projects, and fair values of real estate related assets declined, resulting in lower cash proceeds from sales or fair values declining to the point that borrowers were no longer willing to sell the assets at such deep discounts.

The result of the above was a significant increase in the level of nonperforming assets through September 30, 2010. In addition, many of these loans are collateral-dependent real estate loans for which the Bank is required to write down the loans to fair value less estimated costs to sell, with the fair values determined primarily based on third-party appraisals. During 2009 and continuing into 2010, appraised values decreased significantly even in comparison to appraisals received within the past 12 to 48 months. As a result, the Bank’s evaluation of the loan portfolio and allowance for loan losses at September 30, 2010 resulted in net charge-offs of $76.2 million and a provision for loan losses of $92.8 million during the nine-month period ended September 30, 2010.

The Company’s total assets at September 30, 2010, were $2.0 billion, a decrease of 4%, or $91.1 million, from year-end 2009. The decrease in assets is largely due to selective reduction of high risk-weighted assets and funding sources as part of management’s plan to improve regulatory capital ratios in connection with the Order with the OCC. Investments decreased $42.1 million, or 13%, partly due to the Company reclassifying the entire held-to-maturity investment securities portfolio to available-for-sale investment securities in order to provide additional liquidity to the Bank. Loans held for sale decreased $17.1 million, or 29%, primarily due to a shift from a wholesale to a retail environment effective January, 2010. Gross loans held for investment totaled $1.4 billion at September 30, 2010, representing a decrease of $144.4 million, or 9%, from the prior year end.

Management currently is implementing strategies to improve capital ratios through the reduction of assets and off-balance sheet commitments. At September 30, 2010, risk-weighted assets decreased by $220.8 million since December 31, 2009. Reductions occurred primarily in reclassifications and reductions of unfunded commitments and through the investment and loan portfolios. Management expects future reductions in risk-weighted assets to be moderate and occur primarily in the loan portfolio. To offset the majority of asset reductions, liabilities declined in the 2010 primarily through reductions in wholesale funding. Because asset reductions exceeded liability reductions in the quarter ending September 30, 2010, cash balances increased by $118.6 million. Future liability reductions are expected to occur primarily in deposits, primarily public unit deposits and high-rate NOW accounts and certificates of deposit.

Total deposits increased $46.7 million, to $1.8 billion in 2010, representing a 3% increase. Borrowings decreased $57.1 million, or 22%, during 2010, compared to December 31, 2009. Total shareholders’ equity decreased $79.8 million from the December 31, 2009 level, primarily from the Company’s net loss to common shareholders of $85.8 million.

The Company experienced a net loss to common shareholders of $85.8 million in the first nine months of 2010 compared to net loss to common shareholders of $75.7 million for the same period in 2009. Contributing factors included a $92.8 million provision for loan losses in 2010 and a $52.4 million write-off of goodwill in 2009.

Noninterest income was $18.1 million for the first nine months ended September 30, 2010 and $16.1 million for the same period in 2009. Mortgage loan income decreased by $3.7 million, which is attributable to a drop in loan production volume throughout 2010. In addition, there was a decline of $1.0 million in service charges on deposit accounts. These decreases were partially offset by a $0.6 million increase in cardholder and merchant service income and trust and investment services income, a $1.2 million increase in gains on securities sales and an other-than-temporary impairment (“OTTI”) loss decrease by $5.0 million. The OTTI decrease results from there being no impairments in the first nine months of 2010 compared to an OTTI charge in the same period of 2009, which related to the credit downgrading of an investment security owned by the Bank.

Noninterest expense for year-to-date 2010 was $52.2 million, compared to $103.5 million for the same period in 2009. This 50% decrease in noninterest expense is primarily attributed to a $52.4 million write-off of goodwill that occurred in the third quarter of 2009. While OREO-related expenses increased by $4.4 million and professional fees increased by $1.1 million, personnel expense decreased by $2.5 million due to lower commissions and benefit costs. In the second quarter 2009, the Company wrote off $0.3 million in an investment in a failed banker’s bank.

Regulatory Actions

Due to the Bank’s condition, the OCC has required that the Board of Directors sign a formal enforcement action with the OCC, which mandates specific actions by the Bank to address certain findings from the OCC’s examination and to address the Bank’s current financial condition. The Bank entered into a Consent Order (“Order”) with the OCC on July 22, 2010, which contains a list of requirements, including a capital directive, which requires the Bank to achieve and maintain minimum regulatory capital levels in excess of the statutory minimums to be well-capitalized, and a directive to develop a liquidity risk management and contingency funding plan, in connection with which the Bank could be subject to limitations on the maximum interest rates it can pay on deposit accounts. The Order also contains restrictions on future extensions of credit and requires the development of various programs and procedures to improve the Bank’s asset quality as well as routine reporting on the Bank’s progress toward compliance with the Order to the Board of Directors and the OCC. As a result of the Order, the Bank is no longer deemed “well-capitalized,” regardless of its capital levels.

Specifically, the Order imposed the following requirements on the Bank:

•	to appoint a Compliance Committee to monitor and coordinate the Bank’s adherence to the Order.

•	to develop and submit to the OCC for review a written strategic plan covering at least a three-year period.

•	to achieve within 90 days and thereafter maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets.

•	to submit to the OCC within 60 days a written capital plan for the Bank covering at least a three-year period.

•	to develop, implement and ensure the Bank’s compliance with written programs to improve the Bank’s loan portfolio management and to reduce the high level of credit risk in the Bank.

•	to adopt and ensure implementation and adherence to an enhanced written commercial real estate concentration management program consistent with OCC guidelines.

•	to obtain current and complete credit information on all loans and ensure proper collateral documentation is maintained on all loans.

•	to develop and implement an independent review and analysis process to ensure that appraisals conform to appraisal standards and regulations.

•	to implement and adhere to a written program for the maintenance of an adequate allowance for loan losses, providing for review of the allowance by the Board of Directors at least quarterly.

•	to increase the Bank’s liquidity to a level sufficient to sustain the Bank’s current operations and to withstand any anticipated or extraordinary demand against its funding base.

•

to implement and maintain a comprehensive liquidity risk management program, assessing on an ongoing basis the Bank’s current and projected funding needs and ensuring that sufficient funds or access to funds exists to meet those needs.

•	to develop and implement a written program to strengthen internal controls over accounting and financial reporting.

The Order permits the OCC to extend the time periods under the Order upon written request. Any material failure to comply with the Order could result in further enforcement actions by the OCC. In addition, if the OCC does not accept the capital plan or the Bank fails to achieve and maintain the minimum capital levels, the OCC may require the Bank to sell, merge or liquidate the Bank.

The Bank has submitted all required materials and plans requested to the OCC within the given time periods. On September 17, 2010, the Board of Directors submitted a written strategic plan and capital plan to the OCC covering the requisite three-year period. Upon receipt of the OCC’s written determination of no supervisory objection, the Board of Directors will adopt and implement the plans. The Bank can give no assurance as to whether or when the

OCC will provide such written determination. In the meantime, the Bank is working diligently to comply with the terms of the Order and within the parameters of its proposed plans.

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

•

Require financial holding companies to be well-capitalized and well-managed as of July 21, 2011. Bank holding companies, including FNB United, and banks must also be both well-capitalized and well-managed in order to acquire banks located outside their home state.

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

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate its overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.

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

Financial highlights are presented in the accompanying table.

Selected Financial Data

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2010	2009	2010	2009
Income Statement Data
Net interest income	$11,558	$16,417	$41,268	$45,796
Provision for loan losses	55,892	17,525	92,811	37,084
Noninterest income	6,541	2,579	18,102	16,095
Noninterest expense	17,127	69,147	52,223	103,517
Net loss before goodwill impairment charges	(54,846)	(15,096)	(83,348)	(21,265)
Net loss	(54,846)	(67,491)	(83,348)	(73,660)
Preferred stock dividends	(825)	(813)	(2,466)	(2,055)
Net loss to common shareholders	(55,671)	(68,304)	(85,814)	(75,715)

Period End Balances
Assets	$2,010,240	$2,193,434	$2,010,240	$2,193,434
Loans held for sale	41,133	52,520	41,133	52,520
Loans held for investment (1)	1,418,587	1,576,530	1,418,587	1,576,530
Allowance for loan losses	66,065	42,349	66,065	42,349
Deposits	1,768,806	1,721,742	1,768,806	1,721,742
Borrowings	204,357	334,122	204,357	334,122
Shareholders’ equity	18,565	128,603	18,565	128,603

Average Balances
Assets	$2,052,503	$2,214,489	$2,057,089	$2,165,506
Loans held for sale	28,291	67,984	35,671	58,254
Loans held for investment (1)	1,496,579	1,590,196	1,530,004	1,586,985
Allowance for loan losses	69,368	37,197	59,783	36,981
Goodwill	—	51,825	—	52,203
Deposits	1,762,332	1,655,009	1,722,797	1,610,441
Borrowings	204,899	352,366	229,844	354,115
Shareholders’ equity	68,288	193,666	87,532	187,370

Per Common Share Data
Net loss before goodwill impairment charges	$(4.87)	$(1.39)	$(7.51)	$(2.04)
Net loss per common share:
Basic	(4.87)	(5.98)	(7.51)	(6.63)
Diluted	(4.87)	(5.98)	(7.51)	(6.63)
Cash dividends declared	—	—	—	0.05
Book value	(2.98)	6.71	(2.98)	6.71
Tangible book value	(3.36)	6.26	(3.36)	6.26

Performance Ratios
Return on average assets before goodwill impairment charges	(10.60)%	(2.70)%	(5.42)%	(1.31)%
Return on average assets	(10.60)	(12.09)	(5.42)	(4.55)
Return on average tangible assets (2)	(10.62)	(12.41)	(5.43)	(4.67)
Return on average equity before goodwill impairment charges (3)	(318.64)	(30.93)	(127.31)	(15.17)
Return on average equity (3)	(318.64)	(138.26)	(127.31)	(52.56)
Return on average tangible equity (2)	(341.13)	(196.10)	(134.53)	(75.95)
Net interest margin (tax equivalent)	2.55	3.25	2.99	3.14
Dividend payout on common shares (4)	N/M	N/M	N/M	N/M

Asset Quality Ratios
Allowance for loan losses to period end loans held for investment	4.66%	2.69%	4.66%	2.69%
Nonperforming loans to period end allowance for loan losses	441.89	363.40	441.89	363.40
Net chargeoffs (annualized) to average loans held for investment	15.80	2.99	6.66	2.48
Nonperforming assets to period end loans held for investment and foreclosed property (5)	23.23	11.15	23.23	11.15

Capital and Liquidity Ratios
Average equity to average assets	3.33%	8.75%	4.26%	8.65%
Total risk-based capital	1.46	11.52	1.46	11.52
Tier 1 risk-based capital	0.73	8.68	0.73	8.68
Leverage capital	0.55	7.20	0.55	7.20
Average loans to average deposits	84.92	96.08	88.81	98.54
Average loans to average deposits and borrowings	76.08	79.22	78.36	80.78

(1)	Loans held for investment, net of unearned income, before allowance for loan losses.
(2)	Refer to the “Non-GAAP Measures” section in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(3)	Net loss to common shareholders, which excludes preferred stock dividends, divided by average realized common equity which excludes accumulated other comprehensive loss.
(4)	Not meaningful due to net loss.
(5)	Nonperforming loans and nonperforming assets include loans past due 90 days or more that are still accruing interest.

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

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the increased credit losses, the Bank continues to be in a three-year cumulative pre-tax loss position as of September 30, 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset, which is difficult to overcome. The Bank’s estimate of the realization of its deferred tax assets was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years and estimated unrealized losses in the available-for-sale investment portfolio. The Bank did not consider future taxable income in determining the realizability of its deferred tax assets. The Bank expects its income tax expense (benefit) will be negligible for the next several quarters until profitability has been restored for a reasonable time and such profitability is considered sustainable. At that time, the valuation allowance would be reversed. Reversal of the valuation allowance requires a great deal of judgment and will be based on the circumstances that exist as of that future date. If future events differ significantly from the Bank’s current forecasts, the Bank may need to increase this valuation allowance, which could have a material adverse effect on the results of operations and financial condition.

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

Results of Operations

Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets, primarily loans and investment securities, and interest expense paid on interest-bearing deposits and other interest-bearing liabilities. This measure represents the largest component of income for the Bank. The net interest margin measures how effectively the Bank manages the difference between the interest income earned on interest-earning assets and the interest expense paid for funds to support those assets. Changes in interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities, the rate of growth of the interest-earning assets and interest-bearing liabilities base, the ratio of interest-earning assets to interest-bearing liabilities, and the management of interest rate sensitivity factor into fluctuations within net interest income. An analysis is presented in the Company’s Average Balances and Net Interest Income Analysis for the periods ended September 30, 2010 and 2009.

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

Net interest income before the provision for loan losses totaled $11.6 million and $41.3 million, respectively, for the three- and nine-month periods ended September 30, 2010, compared with $16.4 million and $45.8 million, respectively, for the same periods in 2009. Overall, interest income has been negatively impacted by the following:

•

Reduction in interest rates by the Federal Reserve by 500 to 525 basis points throughout 2007 and 2008. In response, the Bank has refined the type of loan and deposit products it prefers to pursue, taking into consideration the yields earned and rates paid, and is exercising more discipline in the loan and deposit interest rate levels.

•

Higher level of loans placed in nonaccrual status during the period; foregone interest on nonaccrual loans for the three- and nine-month periods ended September 30, 2010 totaled $2.0 million and $3.4 million, respectively.

The net interest margin (taxable-equivalent net interest income divided by average earning assets) was 2.55% and 2.99%, respectively, for the three- and nine-month periods ended September 30, 2010, compared to 3.25% and 3.14%, respectively, for the same periods in 2009. In 2009 the Company was paying higher interest rates on deposits, which resulted in an increase in interest expense on deposits for 2009 of $1.4 million and $6.3 million for the three- and nine-months ended September 30, 2009, respectively.

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

Average Balances and Net Interest Income Analysis – Third Quarter

	Three Months Ended September 30,
	2010			2009
(dollars in thousands)	Average Balance (3)	Income / Expense	Average Yield / Rate	Average Balance (3)	Income / Expense	Average Yield / Rate
Interest earning assets:
Loans (1)(2)	$1,524,870	$16,282	4.24%	$1,658,180	$21,159	5.06%
Taxable investment securities	249,047	2,603	4.15	302,680	4,689	6.15
Tax-exempt investment securities (1)	33,426	592	7.03	48,574	865	7.06
Overnight Federal funds sold	—	—	—	14,113	1	0.03
Other earning assets	29,377	153	2.07	18,686	114	2.42

Total earning assets	1,836,720	19,630	4.24	2,042,233	26,828	5.21

Non-earning assets:
Cash and due from banks	124,210			26,497
Goodwill and core deposit premium	4,502			57,120
Other assets, net	87,071			88,639

Total assets	$2,052,503			$2,214,489

Interest-bearing liabilities:
Interest-bearing demand deposits	$225,001	$550	0.97%	$198,414	$603	1.21%
Savings deposits	43,425	27	0.25	40,696	26	0.25
Money market deposits	310,429	684	0.87	320,719	1,107	1.37
Time deposits	1,024,473	5,254	2.03	938,833	6,233	2.63
Retail repurchase agreements	13,621	26	0.76	17,618	30	0.68
Federal Home Loan Bank advances	119,576	717	2.38	175,360	1,458	3.30
Federal funds purchased	—	—	—	87,686	56	0.25
Other borrowed funds	71,702	560	3.10	71,702	568	3.14

Total interest-bearing liabilities	1,808,227	7,818	1.72	1,851,028	10,081	2.16

Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	159,004			156,347
Other liabilities	16,984			13,448
Shareholders’ equity	68,288			193,666

Total liabilities and equity	$2,052,503			$2,214,489

Net interest income and net yield on earning assets (4)		$11,812	2.55%		$16,747	3.25%

Interest rate spread (5)			2.52%			3.05%

(1)	The fully tax equivalent basis is computed using a federal tax rate of 35%.
(2)	Average loan balances include nonaccruing loans and loans held for sale.
(3)	Average balances include market adjustments to fair value for securities and loans held for sale.
(4)	Net yield on earning assets is computed by dividing net interest income by average earning assets.
(5)	Earning asset yield minus interest bearing liabilities rate.

Average Balances and Net Interest Income Analysis – Nine Months

	Nine Months Ended September 30,
	2010			2009
(dollars in thousands)	Average Balance (3)	Income / Expense	Average Yield / Rate	Average Balance (3)	Income / Expense	Average Yield / Rate
Interest earning assets:
Loans (1)(2)	$1,565,675	$53,864	4.60%	$1,645,239	$64,103	5.21%
Taxable investment securities	257,570	9,548	4.96	272,778	11,864	5.82
Tax-exempt investment securities (1)	28,515	1,869	8.76	52,347	2,702	6.90
Overnight Federal funds sold	2,119	3	0.19	5,583	112	2.68
Other earning assets	22,590	343	2.03	19,458	170	1.17

Total earning assets	1,876,469	65,627	4.68	1,995,405	78,951	5.29

Non-earning assets:
Cash and due from banks	81,354			28,454
Goodwill and core deposit premium	4,698			57,696
Other assets, net	94,568			83,951

Total assets	$2,057,089			$2,165,506

Interest-bearing liabilities:
Interest-bearing demand deposits	$227,584	$1,749	1.03%	$191,560	$1,572	1.10%
Savings deposits	43,102	80	0.25	40,085	74	0.25
Money market deposits	323,590	2,441	1.01	302,829	3,377	1.49
Time deposits	970,013	14,863	2.05	923,817	20,425	2.96
Retail repurchase agreements	14,217	78	0.73	19,633	97	0.66
Federal Home Loan Bank advances	141,831	2,809	2.65	192,543	4,535	3.15
Federal funds purchased	2,055	4	0.26	70,237	141	0.27
Other borrowed funds	71,741	1,594	2.97	71,702	1,880	3.51

Total interest-bearing liabilities	1,794,133	23,618	1.76	1,812,406	32,101	2.37

Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	158,508			152,150
Other liabilities	16,916			13,580
Shareholders’ equity	87,532			187,370

Total liabilities and equity	$2,057,089			$2,165,506

Net interest income and net yield on earning assets (4)		$42,009	2.99%		$46,850	3.14%

Interest rate spread (5)			2.92%			2.92%

(1)	The fully tax equivalent basis is computed using a federal tax rate of 35%.
(2)	The average loan balances include nonaccruing loans and loans held for sale.
(3)	The average balances for all years include market adjustments to fair value for securities and loans held for sale.
(4)	Net yield on earning assets is computed by dividing net interest income by average earning assets.
(5)	Earning asset yield minus interest bearing liabilities rate.

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

During the three- and nine-month periods ended September 30, 2010, the provision for loan losses was $55.9 million and $92.8 million, respectively, compared to $17.5 million and $37.1 million, respectively in the same periods of 2009. The level of provision so far in 2010 was driven by a continued deterioration of loan quality and underlying collateral values. Net charge-offs for the three months ending September 30, 2010 totaled $59.6 million, or 15.80% of annualized average loans, compared to $12.0 million, or 2.99% of annualized average loans for the same period in 2009. Net charge-offs for the nine months ending September 30, 2010 totaled $76.2 million, or 6.66% of annualized average loans, compared to $29.5 million, or 2.48% of annualized average loans for the same period in 2009. As of September 30, 2010, approximately 62.8% of the gross charge-offs were comprised of land development loans.

Noninterest Income

For the three months ended September 30, 2010, total noninterest income was $6.5 million, compared to $2.6 million for the same as reported at September 30, 2009. Mortgage loan income increased by $0.8 million, which is attributable to an increase in loan origination volume. Other-than-temporary impairment (“OTTI”) loss decreased by 100.0% since there were no impairments to report in the third quarter 2010 compared to an OTTI charge of $4.0 million in the third quarter 2009, which related to the credit downgrading of an investment security owned by the Bank. These increases were partially offset by a $0.3 million decrease in security gains and a decline in service charges on deposit accounts of 24%, or $0.6 million.

For the nine months ended September 30, 2010, total noninterest income was $18.1 million, compared to $16.1 million for the same as reported at September 30, 2009. Mortgage loan income decreased by $3.7 million, which is attributable to a shift from a wholesale to a retail environment which began in January 2010. In addition, there was a decline of $1.0 million in service charges on deposit accounts. These decreases were partially offset by a $0.6 million increase in cardholder and merchant service income and trust and investment services income, a $1.2 million increase in gains on securities sales and an other-than-temporary impairment (“OTTI”) loss decrease by $5.0 million since there were no impairments in the third quarter 2010 compared to an OTTI charge in the third quarter 2009 relating to the credit downgrading of an investment security owned by the Bank.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2010	2009	2010	2009
Service charges on deposit accounts	$1,771	$2,333	$5,690	$6,640
Mortgage loan income	2,590	1,766	4,982	8,703
Cardholder and merchant services income	767	650	2,237	1,854
Trust and investment services	436	459	1,432	1,241
Bank owned life insurance	244	363	742	833
Other service charges, commissions and fees	239	303	835	890
Security gains/(losses), net	331	620	1,827	617
Gain on fair value swap	68	—	162	—
Total other than temporary impairment loss	—	(3,985)	—	(4,985)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment loss recognized in earnings	—	(3,985)	—	(4,985)
Other income	95	70	195	302

Total noninterest income	$6,541	$2,579	$18,102	$16,095

Noninterest Expense

The Company has experienced significant increases in its expenses associated with regulatory compliance and audits, FDIC insurance, as well as legal and consulting fees. These expenses will continue as a direct result of the Company’s ongoing financial condition. Noninterest expense for the third quarter of 2010 was $17.1 million, compared to $69.1 million in the third quarter a year ago. This 75% decrease is mainly attributed to a $52.4 million decrease in goodwill impairment. Professional fees increased by $1.0 million while personnel expense decreased by $1.0 million due to lower commissions and benefit costs.

Noninterest expense for the first nine months of 2010 was $52.2 million, compared to $103.5 million in the same period a year ago. This 50% decrease is solely attributed to a reduction of $52.4 million in goodwill impairment. Other variances worth noting were in OREO-related expenses, which increased by $4.4 million compared to 2009. The Bank incurred a $1.0 million FHLB prepayment penalty in 2010 when the Bank retired $33.0 million in FHLB advances in other expense located within noninterest expense. Personnel expense decreased by $2.5 million due to lower commissions and benefit costs while professional fees increased by $1.1 million. In the second quarter 2009, the Company wrote off $0.3 million in an investment in a failed banker’s bank.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2010	2009	2010	2009
Personnel expense	$7,389	$8,398	$22,842	$25,305
Net occupancy expense	1,257	1,365	3,795	4,173
Furniture, equipment and data processing expense	1,799	1,843	5,330	5,325
Professional fees	1,466	487	2,861	1,720
Stationery, printing and supplies	121	179	380	516
Advertising and marketing	348	480	1,218	1,536
Other real estate owned expense	1,345	1,786	6,431	2,032
Credit/debit card expense	416	443	1,325	1,256
FDIC insurance	1,396	1,577	2,930	3,440
Goodwill impairment	—	52,395	—	52,395
Other expense	1,590	194	5,111	5,819

Total noninterest expense	$17,127	$69,147	$52,223	$103,517

The Company froze wages for all employees during 2009 and reduced the Company contribution toward retirement plans. Full-time equivalent employees averaged 505 employees for the third quarter 2010 versus 530 employees for the third quarter of 2009.

Provision for Income Taxes

The Company had an income tax benefit totaling $0.1 million for the third quarter of 2010 compared to an income tax benefit of $0.2 million for the same period in 2009. The decrease in the benefit for 2010, compared to the prior year, resulted primarily from a 100% deferred tax valuation allowance in 2010. The Company’s provision for income taxes, as a percentage of loss before income taxes, was 0.1% for the three months ended September 30, 2010, compared to 1.2% for the three months ended September 30, 2009, exclusive of the impact of the nontax deductable $52.4 million write-down of goodwill in 2009.

The Company had an income tax benefit totaling $2.3 million for the first nine months of 2010 compared to an income tax benefit of $5.1 million for the same period in 2009. The decrease in the benefit for 2010 is because the Company had a 100% deferred tax asset valuation allowance recorded in 2010, which decreased the tax benefit. The Company had a partial deferred tax asset valuation allowance recorded in 2009. The Company’s provision for income taxes, as a percentage of loss before income taxes, was 2.7% for the nine months ended September 30, 2010, compared to 19.2% for the nine months ended September 30, 2009 exclusive of the impact of the nontax deductable $52.4 million write-down of goodwill in 2009.

Financial Condition

Management is currently implementing strategies to improve capital ratios through the reduction of assets and off-balance sheet commitments. For the quarter ended September 30, 2010, risk-weighted assets have been reduced by $220.8 million. Management expects future reductions in risk-weighted assets to be moderate and occur primarily in the loan portfolio. To offset the majority of asset reductions, liabilities declined primarily through reductions in federal funds purchased and FHLB advances. Because asset reductions exceeded liability reductions in the quarter ending September 30, 2010, cash balances increased by $118.6 million from December 31, 2009. Future liability reductions are expected to occur primarily in deposits, primarily public unit deposits and certificates of deposit.

Since December 31, 2009, the Company’s assets have decreased $91.1 million, to $2.0 billion at September 30, 2010. The principal factors causing this reduction were a $42.1 million decrease in investment securities, combined with a $17.1 million decrease in loans held for sale and a $144.4 million decrease in loans held for investment all partially offset by a $118.6 million increase in cash and due from banks and a $13.6 million increase in other real estate owned. Investment securities of $284.1 million at September 30, 2010 were 13% lower than the $326.2 million balance at December 31, 2009. Loans held for investment of $1.4 billion at September 30, 2010 were 9% lower than the $1.6 billion balance at December 31, 2009.

Deposits totaled $1.8 billion at September 30, 2010 compared to $1.7 billion at December 31, 2009. At the end of the third quarter 2010, noninterest-bearing deposits were $153.9 million, or 8.7% of total deposits, up .9% since the end of 2009. Time deposits of $100,000 or more plus other time deposits were $1.0 billion at September 30, 2010 compared to $975.2 million at December 31, 2009. Borrowings at the Federal Home Loan Bank (“FHLB”) totaled $120.2 million at September 30, 2010, compared to $166.2 million at December 31, 2009, and federal funds purchased decreased $10.0 million from year end 2009.

Shareholders’ equity was $18.6 million at the end of the third quarter 2010, down 81% from $98.4 million at December 31, 2009. The decrease reflects a net loss for the nine months ended September 30, 2010 of $85.8 million. The Company did not declare common dividends during the nine months ended September 30, 2010 and is unable to do so without prior regulatory approval.

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

Investment Securities

The Company evaluates all securities on a quarterly basis, and more frequently as economic conditions warrant, to determine if an other-than-temporary impairment (“OTTI”) exists. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than book value, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income/(loss) in shareholders’ equity) and not recognized in income until the security is ultimately sold. As of September 30, 2010, there were no securities under evaluation for OTTI.

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

Asset Quality

Management considers the asset quality of the Bank to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. As part of the loan review function, the Bank engages a third-party assessment group to review the underwriting documentation and risk grading analysis. In addition to continuing to rely on third-party loan reviews, formal internal credit review function commenced during the quarter ended September 30, 2010 to provide more timely response. This function is managed by credit administration, which is independent of loan origination.

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

•	The overall sample captured:

¡	All Watch List loans (loans graded 6 and worse) with exposure over $500,000.

¡	All loans with serious past due histories and exposure over $150,000.

¡	96 of the top 100 largest relationships by exposure.

¡	95 of the top 100 largest loans by exposure.

¡	All loans with 4 or more renewals or extensions and exposure over $500,000.

¡	All Regulation O (insider) loans above $250,000.

¡	All loans more than 180 days past due as of April 30, 2010, with exposure over $150,000.

The external loan review resulted in 9.3% of loans reviewed being downgraded from pass to non-pass. All risk downgrades identified during this review were included as factors in the computation of the allowance for loan losses as of September 30, 2010. The Company increased its allowance for loan losses at September 2010 to $66.1 million or 4.66% of gross loans.

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

Nonperforming loans at September 30, 2010 were $291.9 million, or 20.6% of loans held for investment, compared to $174.4 million, or 11.2% of loans held for investment at December 31, 2009. OREO and repossessed assets were $48.9 million at September 30, 2010, compared to $35.2 million at December 31, 2009. A continued trend of adverse economic conditions, including the depressed housing market, have negatively affected the credit performance of residential real estate development and construction sectors of the Bank’s commercial portfolio in particular, and consumer credit more generally, resulting in additional delinquencies and loans placed on nonaccrual.

The softening of the real estate market through 2010 continues to adversely affect the Company’s net income, although some signs of improvement are beginning to be observed within our markets. Real estate lending (including commercial, construction, land development, and residential) is a large portion of the Bank’s loan portfolio. These categories constitute $1.3 billion, or approximately 89%, of the Bank’s total loan portfolio. These categories are generally affected by changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. The continued general weakness in the real estate markets in which the Company originates, purchases, and services mortgage and other loans continues to adversely affect the Bank’s business because these loans are secured by real estate. Further declines will adversely affect the Company’s future earnings.

Allowance for Loan Losses

In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to a review of individual loans, historical loan loss experience, the value and adequacy of collateral and economic conditions in the Bank’s market area. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In addition, the Office of the Comptroller of the Currency (the “OCC”), the Bank’s primary regulator, as an integral part of its examination process, periodically reviews the Bank’s allowance for loan losses. The OCC may require the Bank to recognize changes to the allowance based on its judgments about information available to it at the time of its examinations. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance.

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

The allowance for loan losses, as a percentage of loans held for investment, amounted to 4.66% at September 30, 2010, 3.16% at December 31, 2009, and 2.69% at September 30, 2009. The increase in the provision is attributable primarily to a broad reduction of real estate values securing our collateral-dependent impaired loans, as well as increased historical loss rates. In addition, the adverse migration within the portfolio from pass loans to non-pass loans, during internal and external loan reviews, resulted in higher reserves appropriately assigned to lower quality portions of the portfolio. Adequate provisions and allowances for loan losses are based upon numerous factors, including growth of the loan portfolio, delinquencies, net charge-offs, nonperforming loans, and collateral values. Changes in the allowance for loan losses are presented in Note 9 to the Consolidated Financial Statements.

Management believes the allowance for loan losses of $66.1 million at September 30, 2010 is adequate to cover probable losses inherent in the loan portfolio. Assessing the adequacy of the allowance, however, is a process that requires continuous evaluation and considerable judgment. Management’s judgments are based on numerous assumptions about current events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

The following table presents the Bank’s investment in loans considered to be impaired and related information on those impaired loans as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, not individually reviewed for impairment	$3,002	$89	$5,660	$38
Impaired loans, individually reviewed, with no impairment	168,181	—	84,928	—
Impaired loans, individually reviewed, with impairment	131,517	44,699	98,010	28,868

Total impaired loans *	$302,700	$44,788	$188,598	$28,906

*	At September 30, 2010 and December 31, 2009 there were $12.8 million and $24.7 million, respectively, in restructured and performing loans.

Liquidity Management

Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Deposit withdrawals, loan funding and general corporate activity create a need for liquidity for the Company. Liquidity is derived from sources such as deposit growth; maturity, calls, or sales of investment securities; principal and interest payments on loans and access to borrowed funds or lines of credit.

Consistent with the general approach to liquidity, loans and other assets of the Bank are funded based primarily on a core of local deposits. To date, a stable retail deposit base and a modest amount of brokered deposits have been adequate to meet the Bank’s loan obligations, while maintaining the desired level of immediate liquidity. Additionally, a substantial investment securities portfolio is available for both immediate and secondary liquidity purposes.

The Bank maintains its excess liquidity with the Federal Reserve to reduce credit risks associated with selling those funds to correspondent banks. For the foreseeable future, the Bank is intentionally maintaining these higher cash balances to provide liquidity, notwithstanding the negative impact to the Bank’s interest income since the Bank only earns 25 basis points on its deposits with the Federal Reserve versus investing this cash in higher earning assets. Once the banking industry returns to a more stable operating environment, the Bank plans to reinvest these cash reserves into higher yielding assets, which should improve the Bank’s net interest margin.

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

As of September 30, 2010, available credit lines were $129.8 million compared to $293.2 million at December 31, 2009. During the first nine months of 2010, the reduction of contingency funding sources is a result from the sale of investment securities, reduction in credit availability at FHLB of Atlanta and the elimination of a correspondent federal funds line. In spite of the reduction of available credit, the Bank believes the current availability is sufficient to handle contingent funding needs under severe stress conditions. Additionally, the Bank has unpledged collateral that can be used to further expand contingency funding sources.

Commitments, Contingencies and Off-Balance Sheet Risk

In the normal course of business, various commitments are outstanding that are not reflected in the Consolidated Financial Statements. Significant commitments at September 30, 2010 are discussed below.

Commitments by the Bank to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At September 30, 2010, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $225.8 million. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

The Bank issues standby letters of credit whereby it guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to standby letters of credit was $3.1 million at September 30, 2010, $14.9 million at December 31, 2009 and $16.1 million at September 30, 2009.

Dover originates certain residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a residential mortgage loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate residential mortgage loans totaled $47.7 million at September 30, 2010, and the related forward sales commitments totaled $29.8 million with fair values of $48.9 million and $30.6 million, respectively. Loans held for sale by Dover totaled $34.5 million at September 30, 2010 of which $0.9 million was valued at lower of cost or market and $33.2 million valued at fair value. The related forward sales commitments totaled $34.2 million with a fair value of $34.5 million.

The Bank had loans held for sale of $6.6 million at September 30, 2010. Binding commitments of the Bank for the origination of mortgage loans intended to be held for sale at September 30, 2010 totaled $42.7 million, and the related forward sales commitments totaled $6.6 million. At December 31, 2009, the Bank had loans held for sale of $4.6 million and binding commitments for the origination of mortgage loans intended to be held for sale of $7.0 million with related forward sales commitments also totaling $4.6 million.

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

The Company does not have any special purpose entities or other similar forms of off-balance sheet financing

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

The Company’s balance sheet was asset-sensitive at September 30, 2010. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. The Company’s asset sensitivity is primarily derived from a large concentration in prime-based commercial loans that adjust as the prime interest rate changes. These loans are primarily funded by deposits that are not expected to reprice as quickly as the loans. Since the prime rate is not expected to decline below current levels, the Company’s risk to lower interest rates is low.

Capital Adequacy and Resources

Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1 and Tier 2, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders’ equity and qualifying perpetual preferred stock and qualifying trust preferred securities, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock, trust preferred securities and the allowance for loan losses. Total capital, for risk-based purposes, consists of the sum of Tier 1 and Tier 2 capital. Under current requirements, the minimum total risk-based capital ratio is 8.00% and the minimum Tier 1 risk-based capital ratio is 4.00%. At September 30, 2010, FNB United and the Bank had total risk-based capital ratios of 1.46% and 5.90%, respectively, and Tier 1 risk-based capital ratios of 0.73% and 3.84%, respectively.

The Company regularly monitors its capital adequacy ratios. The following table compares the required capital ratios to the actual capital ratios maintained by the Company and the Bank. As of September 30, 2010, the Company met the criteria for classification as “undercapitalized” for total risk-based capital and Tier 1 risk-based capital, respectively. At that same period, the Bank also was “undercapitalized” for Tier 1 risk-based capital and was “significantly undercapitalized” for total risk-based capital and leverage capital.

As of July 22, 2010, the Consent Order establishes specific capital amounts to be achieved and maintained by the Bank. During the period the Bank is under the Consent Order, it may not deemed “well capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital required under the Consent Order or by regulation.

The regulatory capital ratios are shown below as of September 30, 2010:

			Minimum Regulatory Requirement
	Consolidated	Bank	Adequately Capitalized	Well Capitalized	Pursuant to Order
Total risk-based capital ratio	1.46%	5.90%	8.00%	10.00%	12.00%
Tier 1 risk-based capital ratio	0.73%	3.84%	4.00%	6.00%	9.00%
Leverage capital ratio	0.55%	2.90%	4.00%	5.00%	9.00%

The Consent Order requires the Bank to achieve within 90 days after its date and thereafter maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets. Per the Consent Order, the Bank’s Board of Directors submitted to the OCC within 60 days a written capital plan for the Bank covering at least a three-year period. The capital plan included the Board’s proposed specific plans for maintaining adequate capital and a discussion of the sources and timing of additional capital to meet the Bank’s projected growth and capital requirements. The Bank is awaiting a written determination of no supervisory objection from the OCC with respect to its proposed capital plan. The Bank continues to consider a variety of strategic alternatives intended to achieve and maintain the prescribed capital ratios.

The Company has engaged an investment banking firm and is working to execute the capital plan that may include issuing common stock, preferred stock, or a combination of both, debt, or other financing alternatives that are treated as capital for capital adequacy ratio purposes. Currently, the Company’s plan is to raise additional capital in the next few months, and is working diligently to achieve that objective; however, the Board of Directors has not yet determined the type, timing, amount, or terms of any securities to be issued, and there are no assurances that an offering will be completed or that the Company will succeed in this endeavor. In addition, a transaction would likely involve equity financing, resulting in substantial dilution to the current shareholders and an adverse effect the price of the common stock. Available capital markets are not currently favorable, and the Bank cannot be certain of its ability to raise capital on any terms.

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

Item 4.	Controls and Procedures

As of September 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon, and as of the date of this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. During the period covered by this Quarterly Report, no change in internal control over financial reporting has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of operations, the Company is party to various legal proceedings. Except as disclosed below, the Company is not involved in, nor has it terminated during the second quarter of 2010, any pending legal proceedings other than routine, nonmaterial proceedings occurring in the ordinary course of business.

On July 22, 2010, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, the Bank consented to the issuance of a Consent Order by the Office of the Comptroller of the Currency (the “OCC”), the Bank’s primary banking regulator. The Consent Order is described elsewhere in this quarterly report on Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 2, and in Note 2 to the consolidated financial statements set forth in Part I, Item 1.

On October 21, 2010, FNB United entered into a written agreement with the Federal Reserve Bank of Richmond. The agreement is described elsewhere in this quarterly report on Form 10-Q in Note 21, Subsequent Events, to the consolidated financial statements set forth in Part I, Item 1.

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

The Company is operating under a Consent Order issued by the OCC, the Bank’s primary regulator, on July 22, 2010, and a written agreement with the Federal Reserve Bank of Richmond, entered into on October 21, 2010. In the Consent Order, the Bank and the OCC agreed as to the areas of the Bank’s operations that warrant improvement and a plan for making those improvements. The Consent Order required the Bank to develop and submit written strategic and capital plans covering at least a three-year period. The Bank is required to review and revise various policies and procedures, including those associated with concentration management, the allowance for loan losses, liquidity management, criticized asset, loan review and credit. The written agreement with the Federal Reserve Bank obligates FNB United to cause the Bank to comply with the OCC Consent Order and requires, among other things, that FNB United submit to it an acceptable written capital plan for the Company, cash flow projections for 2011 and thereafter on an annual basis, and quarterly progress reports as to its compliance with the agreement.

Any material failure to comply with the provisions of the Consent Order could result in further enforcement actions by the OCC or the Federal Reserve Bank. In addition, if the OCC does not accept the capital plan or the Bank fails to achieve the minimum capital levels, the OCC may require that the Bank develop a plan to sell, merge or liquidate the Bank. While the Company intends to take such actions as may be necessary to enable it to comply with the requirements of the Consent Order and the written agreement, there can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, or that efforts to comply with the Consent Order and written agreement, particularly the limitations on interest rates offered by the Bank, will not have adverse effects on the operations and financial condition of the Company and the Bank.

The Price of the Company’s Common Stock May Not Reach Levels Necessary to Maintain Listing on NASDAQ, Resulting in Further Limitations in the Market for FNB United Common Stock.

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

Exhibits to this report are listed in the index to exhibits on page 49 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FNB United Corp.
(Registrant)

Date: November 10, 2010	By:	/s/ MARK A. SEVERSON
Mark A. Severson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Written agreement, effective October 21, 2010, between FNB United Corp. and the Federal Reserve Bank of Richmond, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated October 21, 2010 and filed October 26, 2010.

31.10	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.11	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.