Form 10-K
period 2010-12-31
FNB United Corp.
filed 2011-03-14
CIK 764811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010                                 Commission File Number 0-13823

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

The aggregate market value of the Registrant’s common stock held by nonaffiliates of the Registrant, assuming, without admission, that all directors and officers of the Registrant may be deemed affiliates, was approximately $8.3 million as of June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter. As of March 10, 2011 (the most recent practicable date), the Registrant had outstanding 11,424,390 shares of Common Stock.

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on July 19, 2011, are incorporated by reference in Part III of this report.

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

FNB United wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect FNB United’s actual results, causing actual results to differ materially from those in any forward-looking statement. These factors include, without limitation: (i) competitive pressures in the banking industry or in FNB United’s markets may increase significantly; (ii) inflation, interest rate, market and monetary fluctuations; (iii) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration or a reduced demand for credit or other services; (iv) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (v) adverse changes in the securities markets; (vi) changes may occur in banking and other applicable legislation and regulation; (vii) changes in accounting principles and standards; (viii) adverse changes in financial performance or condition of FNB United’s borrowers, which could affect repayment of such borrowers’ outstanding loans; (ix) changes in general business conditions; (x) competitors of FNB United may have greater financial resources and develop products that enable them to compete more successfully than FNB United; (xi) unpredictable natural and other disasters could have an adverse effect on FNB United in that such events could materially disrupt its operations or the ability or willingness of its customers to access the financial services offered by FNB United; (xii) local, state or federal taxing authorities may take tax positions that are adverse to FNB United; (xiii) FNB United’s success at managing the risks involved in the foregoing, and (xiv) regulatory actions and developments, including the potential impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act; (xv) fluctuations in our stock price; (xvi) the effect of any mergers, acquisitions or other transactions to which we or our subsidiary may from time to time be a party; and (xvii) FNB United’s failure of assumptions underlying the establishment of our allowance for loan losses. FNB United cautions that this list of factors is not exclusive. Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this report, such as in Item 1A, “Risk Factors,” and in the Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or in our other filings with the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which such statements are made, and FNB United undertakes no obligation to update any statement, whether written or oral, to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

i

PART I

Item 1.	BUSINESS

General

FNB United Corp. (“FNB United”) is a bank holding company incorporated under the laws of the State of North Carolina in 1984. On July 2, 1985, through an exchange of stock, FNB United acquired a wholly owned bank subsidiary, CommunityONE Bank, National Association (the “Bank”), a national banking association founded in 1907 and formerly known as First National Bank and Trust Company. The Bank has two operating subsidiaries, Dover Mortgage Company (“Dover”) and First National Investor Services, Inc.; and an inactive subsidiary, Premier Investment Services, Inc. FNB United is also parent to FNB United Statutory Trust I, FNB United Statutory Trust II, and Catawba Valley Capital Trust II, which were formed to facilitate the issuance of trust preferred securities. FNB United and its subsidiaries are collectively referred to as the “Company.”

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

Dover, acquired by FNB United in 2003, originates, underwrites and closes mortgage loans for sale into the secondary market. Dover has a retail origination network based in Charlotte, North Carolina, originating loans for properties located in North Carolina. Dover previously engaged in the wholesale mortgage origination business and conducted retail mortgage origination business outside of North Carolina. These operations were closed in February 2011.

First National Investor Services, Inc., which does business as Marketplace Finance, is engaged in servicing loans purchased by the Bank from automobile dealers.

Competition

The banking industry within the Bank’s marketing area is extremely competitive. The Bank faces direct competition in the counties in which it maintains offices from approximately 112 different financial institutions, including commercial banks, savings institutions and credit unions. Although no one of these entities is dominant, the Bank considers itself to be one of the significant financial institutions in the area in terms of total assets and deposits. Further competition is provided by banks located in adjoining counties, as well as other types of financial institutions, such as insurance companies, finance companies, pension funds and brokerage houses and other money funds. The principal methods of competing in the commercial banking industry are improving customer service through the quality and range of services provided, improving cost efficiencies and pricing services competitively.

Dover faces competition within its market area from other mortgage banking companies and from all types of financial institutions engaged in the mortgage loan business. The principal methods of competing in the mortgage banking business are offering competitively priced mortgage loan products and providing prompt and efficient customer service.

Regulation and Supervision

The following discussion sets forth material elements of the regulatory framework applicable to bank holding companies and their subsidiaries. It also provides certain specific information relevant to FNB United. This regulatory framework is intended primarily for the protection of customers and depositors and the deposit insurance funds that insure deposits of banks and savings institutions, and not for the protection of security holders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. A change in the statutes, regulations or regulatory policies applicable to FNB United or its subsidiaries may have a material effect on the business of the Company. Additional information related to regulatory matters is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Regulatory Actions

Consent Order

Due to the Bank’s condition, on July 22, 2010, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, the Bank consented and agreed to the issuance of a Consent Order (“Order”) by the OCC. In the Order, the Bank and the OCC agreed as to areas of the bank’s operations that warrant improvement and a plan for making those improvements. The Order includes a capital directive, which requires the Bank to achieve and maintain minimum regulatory capital levels in excess of the statutory minimums to be well-capitalized, and a directive to develop a liquidity risk management and contingency funding plan, in connection with which the Bank could be subject to limitations on the maximum interest rates it can pay on deposit accounts. The Order also contains restrictions on future extensions of credit and requires the development of various programs and procedures to improve the Bank’s asset quality as well as routine reporting on the Bank’s progress toward compliance with the Order to the Board of Directors and the OCC. Specifically, the Order imposed the following requirements on the Bank:

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

The Bank has submitted all required materials and plans requested to the OCC within the given time periods. The Board of Directors submitted written strategic plans and capital plans to the OCC covering the requisite three-year period. Upon receipt of the OCC’s written determination of no supervisory objection, the Bank will adopt and implement the plans. The Bank can give no assurance as to whether or when the OCC will provide such written determination. In the meantime, the Bank is working diligently to comply with the terms of the Order and within the parameters of its proposed plans.

Written Agreement

On October 21, 2010, FNB United entered into a written agreement with the Federal Reserve Bank of Richmond (“FRBR”). Pursuant to the agreement, FNB United’s Board of Directors is to take appropriate steps to utilize fully FNB United’s financial and managerial resources to serve as a source of strength to the Bank, including causing the Bank to comply with the Order it entered into with the OCC on July 22, 2010.

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

Within 60 days from the date of the agreement, FNB United submitted to the FRBR a written plan to maintain sufficient capital at FNB United on a consolidated basis. Within 30 days of the agreement, FNB United submitted to the FRBR a statement of its planned sources and uses of cash for operating expenses and other purposes for 2011. FNB United is to submit such a cash flow projection for each subsequent calendar year by December of the preceding year.

The agreement permits the FRBR to grant written extensions of time for FNB United to comply with its provisions.

FNB United is to report to the FRBR monthly regarding its progress in complying with the agreement. The provisions of the agreement will remain effective and enforceable until they are stayed, modified, terminated, or suspended in writing by the FRBR.

Capital Requirements

FNB United and the Bank are required to comply with federal regulations on capital adequacy. There are two measures of capital adequacy: a risk-based measure and a leverage measure. All capital standards must be satisfied for an institution to be considered in compliance. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. For additional information, see “Capital Adequacy” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), and are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of the action will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

The federal banking agencies have specified by regulation the relevant capital level for each category as follows: (1) “Well capitalized,” consisting of institutions with a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater and which are not operating under an order, written agreement, capital directive or prompt corrective action directive; (2) “Adequately capitalized,” consisting of institutions with a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital of 4.0%

or greater and a leverage ratio of 4.0% or greater and which do not meet the definition of a “well capitalized” institution; (3) “Undercapitalized,” consisting of institutions with a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0%; (4) “Significantly undercapitalized,” consisting of institutions with a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; and (5) “Critically undercapitalized,” consisting of institutions with a ratio of tangible equity to total assets that is equal to or less than 2.0%.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. In addition, the appropriate federal banking agency may treat an undercapitalized institution in the same manner as it treats a significantly undercapitalized institution if it determines that those actions are necessary.

Not later than 90 days after an institution becomes critically undercapitalized, the institution’s primary federal bank regulatory agency must appoint a receiver or a conservator, unless the agency, with the concurrence of the FDIC, determines that the purposes of the prompt corrective action provisions would be better served by another course of action. Any alternative determination must be documented by the agency and reassessed on a periodic basis. Notwithstanding the foregoing, a receiver must be appointed after 270 days unless the FDIC determines that the institution has positive net worth, is in compliance with a capital plan, is profitable or has a sustainable upward trend in earnings, and is reducing its ratio of non-performing loans to total loans, and unless the head of the appropriate federal banking agency and the chairperson of the FDIC certify that the institution is viable and not expected to fail.

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

Generally, the Bank must obtain the prior approval of the OCC to pay dividends if the total of all dividends declared by the Bank in any calendar year will exceed the sum of its net income for that year and its retained net income for the preceding two calendar years, less any transfers required by the OCC or to be made to retire any preferred stock. Currently, any dividend declaration by the Bank would require OCC approval under this requirement. Federal law also prohibits the Bank from paying dividends that in the aggregate would be greater than its undivided profits after deducting statutory bad debts in excess of its loan loss allowance.

FNB United and the Bank are also subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. If, in the opinion of the appropriate federal regulatory authority, a bank under its jurisdiction is engaged in or is about to be engaged in an unsafe or unsound practice, the authority may require that the bank cease and desist from such practice. The Federal Reserve Board, the OCC and the FDIC have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), an insured bank may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Further, the Federal Reserve Board, OCC and FDIC have each indicated that banking institutions should generally pay dividends only out of current operating earnings.

The Consent Order with the OCC and the written agreement with the FRBR described above prohibit the payment of dividends by either the Bank or FNB United without written regulatory approval. The FDICIA prohibits dividend payments by the Bank because it is significantly undercapitalized.

FDIC Insurance

The deposits of the Bank are insured by the Deposit Insurance Fund (“DIF”) of the FDIC up to the limits set forth under applicable law and are subject to the deposit insurance premium assessments of the DIF. The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance

Reform Act of 2005 (the “Reform Act”) and further amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are assessed quarterly. The FDIC has published guidelines under the Reform Act on the adjustment of assessment rates for certain institutions. In addition, insured depository institutions have been required to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (FICO) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.

On October 16, 2008, in response to the problems facing the financial markets and the economy, the Federal Deposit Insurance Corporation published a restoration plan (Restoration Plan) designed to replenish the Deposit Insurance Fund (DIF) such that the reserve ratio would return to 1.15% within five years. On December 16, 2008, the FDIC adopted a final rule increasing risk-based assessment rates uniformly by seven basis points, on an annual basis, for the first quarter 2009.

On February 27, 2009, the FDIC concluded that the problems facing the financial services sector and the economy at large constituted extraordinary circumstances and amended the Restoration Plan and extended the time within which the reserve ratio would return to 1.15% from five to seven years (Amended Restoration Plan). In May 2009, Congress amended the statutory provision governing establishment and implementation of a Restoration Plan to allow the FDIC eight years to bring the reserve ratio back to 1.15%, absent extraordinary circumstances.

On May 22, 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment was collected on September 30, 2009.

In a final rule issued on September 29, 2009, the FDIC amended the Amended Restoration Plan as follows:

•	The period of the Amended Restoration Plan was extended from seven to eight years.
•	The FDIC announced that it will not impose any further special assessments under the final rule it adopted in May 2009.
•

The FDIC announced plans to maintain assessment rates at their current levels through the end of 2010. The FDIC also immediately adopted a uniform three basis point increase in assessment rates effective January 1, 2011 to ensure that the DIF returns to 1.15 percent within the Amended Restoration Plan period of eight years.

•

The FDIC announced that, at least semi-annually following the adoption of the Amended Restoration Plan, it will update its loss and income projections for the DIF. The FDIC also announced that it may, if necessary, adopt a new rule prior to the end of the eight-year period to increase assessment rates in order to return the reserve ratio to 1.15 percent.

On November 12, 2009, the FDIC adopted a final rule requiring insured institutions to prepay their quarterly risk-based deposit insurance assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 30, 2009, to replenish the depleted insurance fund.

The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits and provides for full insurance of noninterest bearing transaction accounts beginning December 31, 2010, for two years. It also revises the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated. Under the amendments, the FDIC assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average equity. The Dodd-Frank Act also changes the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits by September 30, 2020, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC is required to offset the effect of the increased minimum reserve ratio for banks with assets of less than $10 billion.

On November 21, 2008, the FDIC Board of Directors adopted a final rule implementing the Temporary Liquidity Guarantee Program (“TLGP”). The TLGP consists of two basic components: a guarantee of newly issued senior unsecured debt of banks, thrifts, and certain holding companies (the debt guarantee program) and full guarantee of non-interest bearing deposit transaction accounts, such as business payroll accounts, regardless of dollar amount (the transaction account guarantee program). The purpose of the guarantee of transaction accounts and the debt guarantee was to reduce funding costs and allow banks and thrifts to increase lending to consumers and businesses. All insured depository institutions were automatically enrolled in both programs unless they elected to opt out by a specified date.

As originally adopted, the transaction account guarantee program was to terminate on December 31, 2009, although the FDIC subsequently extended the program through December 31, 2010. The Dodd-Frank Act, which was adopted on July 21, 2010, included a provision that effectively replaced the transaction account guarantee program and extended the unlimited FDIC guarantee of noninterest bearing transaction accounts through December 31, 2012 for all insured depository institutions, not just those that elect to participate. Also, the Dodd-Frank Act provision, unlike the transaction account guarantee program, does not include low-interest NOW accounts within the definition of noninterest-bearing transaction accounts, and such accounts are therefore not covered by unlimited deposit insurance coverage. A subsequent amendment to the Dodd-Frank Act that became effective on December 31, 2010 extended unlimited deposit insurance coverage for “Interest on Lawyers Trust Accounts” through December 31, 2012.

Under the Federal Deposit Insurance Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a bank’s federal regulatory agency.

Community Reinvestment Act

The Bank is subject to the provisions of the Community Reinvestment Act of 1977, as amended (“CRA”). Under the CRA, all financial institutions have a continuing and affirmative obligation consistent with their safe and sound operation to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.

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

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Banking Act”) permits interstate acquisitions of banks by bank holding companies. FNB United and any other bank holding company located in North Carolina may acquire a bank located in any other state, and any bank holding company located outside North Carolina may lawfully acquire any North Carolina-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage limitations, aging requirements and other restrictions. The Interstate Banking Act, as amended by the Dodd-Frank Act, also generally provides that a national or state-chartered bank may establish de novo branches in another state if the law of the state where the branch is to be located would permit a state bank chartered by that state to open the branch. The Interstate Banking Act and the Dodd-Frank Act may have the effect of increasing competition within the markets in which FNB United operates.

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

Subject to certain limitations on investment, a national bank or its financial subsidiary may also engage in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, so long as the bank is well-capitalized, well-managed and has at least a satisfactory CRA rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well-capitalized and well-managed to continue to engage in activities that are financial in nature. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has at least a satisfactory CRA rating.

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

Emergency Economic Stabilization Act of 2008

In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. EESA established the Troubled Asset Relief Program (“TARP”), which authorizes the Secretary of the Treasury to purchase or guarantee up to $700 billion in troubled assets from financial institutions. Pursuant to authority granted under EESA and as part of the TARP, the Secretary created the Capital Purchase Program (“CPP”) under which the Treasury Department would invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets.

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

Both the Preferred Stock and the Warrant are accounted for as components of Tier 1 capital.

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

American Recovery and Reinvestment Act of 2009

The ARRA was enacted on February 17, 2009. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the ARRA amends the EESA and imposes certain new executive compensation and corporate governance obligations on all current and future TARP recipients, including FNB United, until the institution has redeemed the preferred stock, which TARP recipients are now permitted to do under the ARRA without regard to the three-year holding period and without the need to raise new capital, subject to approval of its primary federal regulator. The executive compensation restrictions under the ARRA (described below) are more stringent than those currently in effect under the CPP.

The ARRA amended Section 111 of the EESA to require the Secretary to adopt additional standards with respect to executive compensation and corporate governance for TARP recipients (including FNB United). The standards required to be established by the Secretary include, in part, (1) prohibitions on making golden parachute payments to senior executive officers and the next five most highly compensated employees during such time as any obligation arising from financial assistance provided under the TARP remains outstanding (the “Restricted Period”),

(2) prohibitions on paying or accruing bonuses or other incentive awards for certain senior executive officers and employees, except for awards of long-term restricted stock with a value equal to no greater than one-third of the subject employee’s annual compensation that do not fully vest during the Restricted Period or unless such compensation is pursuant to a valid written employment contract prior to February 11, 2009, (3) requirements that TARP CPP participants provide for the recovery of any bonus or incentive compensation paid to senior executive officers and the next 20 most highly-compensated employees based on statements of earnings, revenues, gains or other criteria later found to be materially inaccurate, with the Secretary having authority to negotiate for reimbursement, and (4) a review by the Secretary of all bonuses and other compensation paid by TARP participants to senior executive employees and the next 20 most highly-compensated employees before the date of enactment of the ARRA to determine whether such payments were inconsistent with the purposes of the Act.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act is extensive, complicated and comprehensive legislation that affects practically all aspects of a banking organization and represents a significant overhaul of many aspects of the regulation of the financial services industry. It is intended to affect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act also provides for the creation of a new independent federal regulator to administer federal consumer protection laws.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate its overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Among the provisions that are likely to affect the Company are the following:

Holding Company Capital Requirements - The Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

Corporate Governance - The Dodd-Frank Act will require publicly traded companies to give shareholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The new legislation also authorizes the Securities and Exchange Commission (“SEC”) to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Prohibition Against Charter Conversions of Troubled Institutions - Effective one year after enactment, the Dodd-Frank Act prohibits a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days. The notice must include a plan to address the significant supervisory matter. The converting institution must also file a copy of the conversion application with its current federal regulator which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating hereto.

Interstate Branching - The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could establish branches in other states only if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely.

Transactions with Affiliates and Insiders - Effective one year from the date of enactment, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Consumer Financial Protection Bureau - The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage,” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

Employees

As of December 31, 2010, FNB United had four officers, all of whom were also officers of the Bank. On that same date, the Bank had 426 full-time employees and 40 part-time employees and Dover had 56 full-time employees and no part-time employees. The Bank and Dover each considers its relationship with its employees to be excellent. The Company provides employee benefit programs, including a matching retirement/savings (“401(k)”) plan, group life, health and dental insurance, paid vacations and sick leave.

The Company’s employee benefit programs formerly included a noncontributory defined benefit pension plan and healthcare and life insurance benefits for retired employees. In September 2006, the Board of Directors of FNB United approved a modified freeze to the pension plan. Effective December 31, 2006, no new employees were eligible to enter the plan. Participants who were at least age 40, had earned 10 years of vesting service as an employee of FNB United and remain an active employee as of December 31, 2006 qualified for continued benefits under a grandfathering provision. Under that provision, the grandfathered participant will continue to accrue benefits under the plan through December 31, 2011. All other eligible participants in the plan had their retirement benefit frozen as of December 31, 2006. Effective January 1, 2007, the 401(k) plan became the primary retirement benefit plan. However, in November 2010, the Board of Directors of the Company approved an additional amendment to the plan which ceases participant benefit accruals as of December 31, 2010.

The Company has a noncontributory, nonqualified supplemental executive retirement plan (the “SERP”) covering certain executive employees. Annual benefits payable under the SERP are based on factors similar to those for the pension plan, with offsets related to amounts payable under the pension plan and social security benefits. SERP costs, which are actuarially determined using the projected unit credit method and recorded on an unfunded basis, are charged to current operations and credited to a liability account on the consolidated balance sheet. In 2010, the Board of Directors approved an amendment to the plan which stops additional benefit accrual under the SERP after December 31, 2010. This action does not impact a participant’s vested or accrued benefit in the plan.

In conjunction with the modified freeze of the pension plan, the postretirement medical and life insurance plan was also amended. Effective December 31, 2006, no new employees were eligible to enter the plan. Participants who were at least age 40, had earned 10 years of vesting service as an employee of the Company and remained an active employee as of December 31, 2006 qualified under a grandfathering provision. Under the grandfathering provision, the participant was eligible to continue to accrue benefits under the plan through December 31, 2011. However, in November 2010, the Board of Directors of the Company approved an additional amendment to the plan which ceases participant benefit accruals as of December 31, 2010.

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

There Is Substantial Doubt about FNB United’s Ability to Continue as a Going Concern.

As discussed above, the Bank is subject to a Consent Order issued by the OCC and FNB United is under a written agreement with the Federal Reserve Bank of Richmond that require the Company to increase its leverage and total risk-based capital ratios and, at December 31, 2010, the Company was significantly below the required levels. Failure to increase the Company’s capital ratios or further declines in the capital ratios exposes the Company to additional restrictions and regulatory actions, including potential regulatory receivership. This uncertainty as to the Company’s ability to meet existing or future regulatory requirements raises substantial doubt about its ability to continue as a going concern. Unless the Company is able to raise sufficient levels of capital in the very near future, it will be unable to meet the capital ratio requirement. The Company’s audited financial statements were prepared under the assumption that it will continue its operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. The Company’s financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. If the Company cannot continue as a going concern, the FNB United shareholders will lose some or all of their investment in the Company. In addition, the Bank’s customers, employees, vendors, correspondent institutions, and others with whom the Bank does business may react negatively to the substantial doubt about our ability to continue as a going concern. This negative reaction may lead to heightened concerns regarding the Company’s financial condition that could result in a significant loss in deposits and customer relationships, key employees, vendor relationships and our ability to do business with correspondent institutions upon which we rely.

The Bank Is Significantly Undercapitalized; A Further Decline in FNB United’s Capital Position, and the Unavailability of Additional Regulatory Capital, Could Adversely Its Financial Condition and Operations.

At December 31, 2010, the Bank was classified as “significantly undercapitalized” for regulatory capital purposes. Being significantly undercapitalized subjects the Bank to prompt corrective action restrictions on its activities, including, without limitation, limitations on its asset growth and possible required reductions in assets, restrictions on interest rates payable on deposits, prohibitions on accepting, renewing or rolling over brokered deposits, additional restrictions on transactions with affiliates, a prohibition on the Bank’s accepting employee benefit plan deposits, and the required alteration or termination of any activity that the OCC determines poses excessive risks to the Bank. If the Bank’s capital levels were to decline further to “critically undercapitalized,” the Bank may be subject to being placed in regulatory receivership.

FNB United’s ability to increase and maintain capital levels, sources of funding and liquidity could be adversely affected by changes in the capital markets in which the Company operates. Loan loss provisions of $115.2 million during 2010 contributed to the decrease in total capital to risk-adjusted assets at both FNB United and the Bank. FNB United’s ability to raise additional capital will depend on conditions in the capital markets, which are outside the Company’s control, and on FNB United’s financial performance and its ability to obtain resolution of nonperforming assets. Additional significant increases in the Bank’s allowance for loan losses, significant write-downs of foreclosed real estate and other assets, or other operating losses would decrease the Company’s capital levels further.

FNB United Is Vulnerable to the Economic Conditions within the Relatively Small Region in Which It Operates

FNB United’s overall success is dependent on the general economic conditions within its market area, which extends from the central and southern Piedmont and Sandhills of North Carolina to the foothills and mountains of western North Carolina. The economic downturn in this fairly small geographic region has negatively affected FNB United’s customers and has adversely affected FNB United. For example, high levels of unemployment and depressed real estate values have weakened the economy of the region and depressed the Company’s earnings and financial condition.

Overall, during 2009 and 2010, the North Carolina business environment has been adverse for many households and businesses and continues to deteriorate. There can be no assurance that these conditions will improve in the near term. The continuation of these conditions could further adversely affect the credit quality of the Company’s loans, the value of collateral securing loans to borrowers, the value of the Company’s investment securities and its overall results of operation and financial condition. Until the economic conditions within FNB United’s footprint improve, the Company expects that its business, financial condition and results of operations to be adversely affected.

Weaknesses in the Markets for Residential or Commercial Real Estate Could Reduce FNB United’s Net Income and Profitability

Real estate lending (including commercial, construction, land development, and residential) is a large portion of the Bank’s loan portfolio. These categories constitute $1.2 billion, or approximately89.4%, of the Bank’s total loan portfolio. These categories are generally affected by changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. Further downturns in the real estate markets in which the Company originates, purchases, and services mortgage and other loans could hurt its business because these loans are secured by real estate. The softening of the real estate market through 2009 and 2010 has adversely affected the Company’s net income. If there are further declines in the market, they will adversely affect the Company’s future earnings.

FNB United Faces Significant Operational Risk

FNB United is exposed to many types of operational risk, including reputational risk, legal and compliance risk. Operational risk includes the risk of fraud or theft by employees or persons outside FNB United, unauthorized transactions by employees or operational errors, including clerical or recordkeeping errors or those resulting from faulty or disabled computer or telecommunications systems, and breaches of the internal control system and compliance requirements. Negative public opinion can result from FNB United’s actual or alleged conduct in a variety of areas, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect FNB United’s ability to attract and retain customers and can expose it to litigation and regulatory action. Operational risk also includes potential legal actions that could arise from an operational deficiency or as a result of noncompliance with applicable regulatory standards.

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

FNB United’s Decisions Regarding Credit Risk Could Be Inaccurate and Its Allowance for Loan Losses May Be Inadequate, Which May Adversely Affect FNB United’s Financial Condition and Results of Operations

The Company’s largest source of revenue is payments on loans made to the Bank’s customers. Borrowers may not repay their loans according to the terms of those loans, and the collateral securing the payment of the loans may not be sufficient to assure repayment. The Company may experience significant loan losses, which could have a material adverse effect on FNB United’s operating results. Management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of the borrowers and the value of the real estate, which is obtained from independent appraisers, and other assets serving as collateral for the repayment of the loans.

FNB United maintains an allowance for loan losses that it considers adequate to absorb losses inherent in the loan portfolio based on its assessment of all available information. In determining the size of the allowance, FNB United relies on an analysis of the loan portfolio based on, among other things, historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, and general economic conditions, both local and national. If management’s assumptions are wrong, the loan loss allowance may not be sufficient to cover loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio. Material additions to the allowance would materially decrease FNB United’s net income. Banking regulators periodically review the Company’s allowance for loan losses and may require FNB United to increase the allowance or recognize further loan charge-offs based on judgments different from those of management. Any increase in the allowance for loan losses or loan charge-offs required by regulatory authorities could have a negative effect on FNB United’s operating results.

Increases in FDIC Insurance Premiums May Adversely Affect FNB United’s Net Income and Profitability.

FNB United is generally unable to control the amount of premiums that the Company is required to pay for FDIC insurance. During 2008 and continuing in 2010, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In addition, the FDIC instituted two temporary programs to further insure customer deposits at FDIC insured banks: deposit accounts are now insured up to $250,000 per customer (up from $100,000) and noninterest-bearing transactional accounts are currently fully insured (unlimited coverage). These programs have placed additional stress on the deposit insurance fund. To maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased assessment rates of insured institutions. On November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years worth of estimated deposit insurance premiums by December 31, 2009. The Dodd-Frank Act also imposes additional assessments and costs with respect to deposits, requiring the FDIC to impose deposit insurance assessments based on total assets rather than total deposits, as well as making permanent the increase of deposit insurance to $250,000 and providing for full insurance of non-interest bearing transaction accounts beginning December 31, 2010, for two years. These announced increases, legislative and regulatory changes and any future increases or required prepayments of FDIC insurance premiums may adversely affect FNB United’s earnings and financial condition. If there are additional bank or financial institution failures, or the cost of resolving prior failures exceeds expectations, the Company may be required to pay even higher FDIC premiums than the recently increased levels.

FNB United’s Liquidity Could Be Impaired by an Inability to Access the Capital Markets or an Unforeseen Outflow of Cash.

Liquidity is essential to FNB United’s businesses and FNB United has a significant base of core deposits, which historically has been stable. Due to circumstances that FNB United may be unable to control, however, such as a general market disruption or an operational problem that affects third parties or FNB United, the Company’s liquidity could be impaired by an inability to access the capital markets or an unforeseen outflow of cash.

The Capital and Credit Markets Have Experienced Unprecedented Levels of Volatility.

During the economic downturn, the capital and credit markets experienced extended volatility and disruption. In some cases, the markets produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If these levels of market disruption and volatility continue, worsen or abate and then arise at a later date, the Company’s ability to access capital could be materially impaired. FNB United’s inability to access the capital markets could constrain the Company’s ability to comply with the terms of the Consent Order with the OCC and the written agreement with the Federal Reserve Bank of Richmond, to make new loans, and to meet the Company’s existing lending commitments and, ultimately jeopardize the Company’s overall liquidity and capitalization.

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

Changes in Interest Rates May Have an Adverse Effect on FNB United’s Profitability

FNB United’s earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of the margin between interest rates earned on loans and investments and the interest rates paid on deposits and borrowings could adversely affect FNB United’s earnings and financial condition. FNB United can neither predict with certainty nor control changes in interest rates. These changes can occur at any time and are affected by many factors, including national, regional and local economic conditions, competitive pressures, and monetary policies of the Federal Reserve Board. FNB United has ongoing policies and procedures designed to manage the risks associated with changes in market interest rates. Notwithstanding these policies and procedures, changes in interest rates may have an adverse effect on FNB United’s financial results. For example, high interest rates could adversely affect FNB United’s mortgage banking business because higher interest rates could cause customers to apply for fewer mortgages or mortgage refinancings.

FNB United’s Ability to Pay Dividends Is Limited and the Payment of Any Dividend Has Been Restricted by Law and Regulatory Order, Leaving Appreciation in the Value of the Company’s Common Stock as the Sole Opportunity for Returns on Investments Made in FNB United Common Stock.

The holders of FNB common stock are entitled to receive dividends when and if declared by the board of directors out of funds legally available for the payment of dividends. Because the principal source of FNB United’s revenues is dividends from the Bank, the ability of FNB United to pay dividends to its shareholders is dependent upon the amount of dividends the Bank may pay to FNB United. There are statutory and regulatory limitations on the payment of dividends by the Bank to FNB United, as well as by FNB United to its shareholders.

The Federal Deposit Insurance Corporation Improvement Act prohibits the Bank’s paying any dividend because of its being “significantly undercapitalized.” In addition, under the terms of the Consent Order with the OCC, the Bank is prohibited from paying any dividends or making any capital distributions until such time as it is compliance with the capital plan required by the Consent Order and it receives the prior written approval of the OCC. In addition, the Bank must obtain the prior approval of the OCC to pay dividends if the total of all dividends declared by the Bank in any calendar year will exceed the sum of its net income for that year and its retained net income for the preceding calendar years, less certain transfers. The written agreement between FNB United and the Federal Reserve Bank of Richmond prohibits FNB United from declaring or paying any dividends without the prior written approval of the Federal Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System. The written agreement further prohibits FNB United from taking any dividends or any other form of payment representing a reduction in capital from the Bank without the prior written approval of the Federal Reserve Bank.

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

FNB United’s Business Could Suffer If It Fails to Attract and Retain Skilled People

FNB United’s success depends, in large part, on its ability to attract and retain competent, experienced people. As a result of FNB United’s participation in the CPP, the Company is required to meet certain standards for executive compensation as set forth under the EESA, and related regulations. The Company’s financial condition and results of operations have caused the board of directors of FNB United to freeze salaries and members of management generally have not seen increases in their salaries since 20    . The imposition of compensation limits resulting from the Treasury Department’s investment in FNB United and the salary freeze, in addition to other competitive pressures, may have an adverse effect on the ability of FNB United to attract and retain skilled personnel, resulting in FNB United’s not being able to hire or retain the best people. The loss of key personnel could have an adverse effect on the Bank and the Company’s future results of operations.

Changes in Laws and Regulations and the Regulatory Environment Could Have a Material Adverse Effect on FNB United

FNB United is extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole. In addition, the Company is subject to changes in federal and state laws as well as changes in banking and credit regulations, and governmental economic and monetary policies. FNB United cannot predict whether any of these changes may adversely and materially affect the Company. The current regulatory environment for financial institutions entails significant potential increases in compliance requirements and associated costs, including those related to consumer credit, with a focus on mortgage lending. For example, the enactment of the Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, which could result in higher compliance costs and otherwise materially adversely affect FNB United’s business, financial condition or results of operations.

Federal and state banking regulators possess broad powers to take supervisory actions as they deem appropriate. These actions may result in higher capital requirements, higher insurance premiums and limitations on FNB United’s activities that could have a material adverse effect on the Company’s business and profitability.

The Passage of the Dodd-Frank Act May Result in Lower Revenues and Higher Costs.

On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act into law. The law includes, among other things: the creation of a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation; the creation of a Bureau of Consumer Financial Protection (“CFPB”) authorized to promulgate and enforce consumer protection regulations relating to financial products, which would affect both banks and non-bank finance companies; the establishment of strengthened capital and prudential standards for banks and bank holding companies; enhanced regulation of financial markets, including derivatives and securitization markets; the elimination of certain trading activities from banks; and a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000.

While the bill has been signed into law, a number of provisions of the law remain to be implemented through the rulemaking process at various regulatory agencies. FNB United is unable to predict what the final form of these rules will be when implemented by the respective agencies, but management believes that certain aspects of the new legislation, including, without limitation, the additional cost of higher deposit insurance and the costs of compliance with disclosure and reporting requirements and examinations by the CFPB, could have a significant impact on the Company’s business, financial condition and results of operations. Additionally, FNB United cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may affect the Company.

The Provisions of the Dodd-Frank Act Restricting Bank Interchange Fees May Negatively Affect FNB United’s Revenues and Earnings.

Under the Dodd-Frank Act, the Federal Reserve must adopt rules regarding the interchange fees that may be charged with respect to electronic debit transactions, to take effect one year after enactment. The limits to be placed on debit interchange fees may significantly reduce the Bank’s debit card interchange revenues. Interchange fees, or “swipe” fees, are charges that merchants pay to the Bank and other credit card companies and card-issuing banks for processing electronic payment transactions. The Dodd-Frank Act provides the Federal Reserve with authority over interchange fees received or charged by a card issuer and requires that fees must be “reasonable and proportional” to the costs of processing such transactions. Although final rules have not yet been adopted, this provision of the Dodd-Frank Act and the applicable rules ultimately issued under the Act are expected to cause significant reductions in future card-fee revenues generated by the Bank, while also creating meaningful compliance costs.

Recently Enacted Consumer Protection Regulations Related to Automated Overdraft Payment Programs Could Adversely Affect FNB United’s Business Operations, Net Income and Profitability.

The Federal Reserve and the FDIC recently enacted consumer protection regulations related to automated overdraft payment programs offered by financial institutions. The Bank has implemented, and is in the process further implementing, changes to its business practices relating to overdraft payment programs to comply with these regulations.

For the years ended December 31, 2010 and December 31, 2009, the Bank’s overdraft and insufficient funds fees have represented a significant amount of non-interest fees collected by it. Implementing the changes required by these regulations will decrease the amount of fees the Bank receives for automated overdraft payment services and adversely affect the Bank’s non-interest income. Complying with these regulations results in increased operational costs for the Bank, which may continue to rise. The actual impact of these regulations in future periods could vary due to a variety of factors, including changes in customer behavior, economic conditions and other factors, which could adversely affect FNB United’s business operation, net income and profitability.”

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

Management Has Identified a Material Weakness in FNB United’s Internal Control over Financial Reporting, Which If Not Remediated Could Result in Material Misstatements in FNB United’s Future Interim and Annual Financial Statements and Have a Material Adverse Effect on FNB United’s Business, Financial Condition and Results of Operations and the Price of FNB United Common Stock.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

As further described in Item 9A “Controls and Procedures,” management has identified a material weakness in the Company’s internal control over financial reporting. A material weakness, as defined in the standards established by the Public Company Accounting Oversight Board (PCAOB), is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a corporation’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company identified the material weakness in its internal control over financial reporting as of December 31, 2010, based upon there being ineffective controls with respect to the timely recognition and measurement of impairment of other real estate owned.

Although the Company is in the process of implementing initiatives aimed at addressing the material weakness and preventing additional material weaknesses from occurring, these initiatives may not remediate the material weakness or prevent additional material weaknesses from occurring. Failure to achieve and maintain effective internal control over financial reporting could result in FNB United’s not being able to report accurately its financial results, prevent or detect fraud or provide timely and reliable financial information pursuant to FNB United’s reporting obligations as a public company, which could have a material adverse effect on the Company’s business, financial condition and results of operations. It also could cause FNB United’s investors to lose confidence in the financial information reported by the Company, adversely affecting the price of FNB United common stock.

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

There Is a Limited Market for FNB United Common Stock

Although FNB United common stock is traded on The Nasdaq Capital Market, the volume of trading has historically been limited, averaging 27,291shares per day. Therefore, there can be no assurance that a holder of FNB United common stock who wishes to sell his or her shares would be able to do so immediately or at an acceptable price.

The Price of the Company’s Common Stock and FNB United’s Shareholders’ Equity May Not Reach Levels Necessary to Maintain Listing on Nasdaq, Resulting in Further Limitations in the Market for FNB United Common Stock.

FNB United’s common stock is currently listed on The Nasdaq Capital Market. On August 2, 2010, FNB United received a written notice from The Nasdaq Stock Market indicating that FNB United was not in compliance with Rule 5450(a)(1), the bid price rule, because the closing bid price per share of its common stock had been below $1.00 per share for 30 consecutive business days. In accordance with the rules of The Nasdaq Stock Market, FNB United was afforded a 180-day grace period to achieve compliance with the bid price rule. As of January 31, 2011, FNB United had not achieved compliance and submitted an application to The Nasdaq Stock Market to transfer the listing of its common stock to The Nasdaq Capital Market from The Nasdaq Global Select Market, where it had been listed. The application was granted effective February 3, 2011, and FNB United became eligible for an additional 180 calendar day period, or until August 1, 2011, to achieve compliance with the bid price rule. Approval to transfer to The Nasdaq Capital Market was conditioned upon FNB United’s agreeing to effect a reverse stock split during the additional 180-day period should it become necessary to do so to meet the minimum $1.00 bid price per share requirement. There can be no assurance that the bid price rule will be satisfied during the additional grace period.

The continued listing standards of The Nasdaq Capital Market provide that FNB United must meet certain other minimum levels, among them minimum shareholders’ equity. At December 31, 2010, FNB United did not meet any of the standards for continued listing and anticipates receiving a notice of deficiency from The Nasdaq Stock Market. Upon receiving that notice, FNB United expects to submit a written plan of compliance, which will include plans to increase its shareholders’ equity to satisfy the minimum requirement. The Nasdaq Stock Market may in its discretion grant up to 180 days for FNB United to increase its shareholders’ equity. There can be no assurance that The Nasdaq Stock Market will accept such a plan and grant a sufficient period of time for the plan to be accomplished or that FNB United will successfully the implement the plan.

The perception or possibility that FNB United’s common stock could be delisted in the future could negatively affect its liquidity and price. Delisting would have an adverse effect on the liquidity of the common shares and, as a result, the market price for the common stock might become more volatile. Delisting could also make it more difficult for the Company to raise additional capital. Although the Company expects that quotes for its common stock would continue to be available on the OTC Bulletin Board or on the “Pink Sheets,” such alternatives are generally considered to be less efficient markets, and the stock price, as well as the liquidity of the common stock, may be adversely affected as a result.

Also, in the future FNB United could fall out of compliance with other minimum criteria for continued listing. A failure to meet any of these other continued listing requirements could result in delisting of FNB United common stock.

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

In the ordinary course of operations, the Company is party to various legal proceedings. The Company is not involved in, nor has it terminated during the fourth quarter of 2010, any pending legal proceedings other than routine, nonmaterial proceedings occurring in the ordinary course of business.

Item 4.	RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices and Dividend Policies

FNB United’s common stock is traded on The Nasdaq Capital Market under the symbol “FNBN.”

On August 2, 2010, FNB United received written notice from Nasdaq indicating that FNB United was not in compliance with Rule 5450(a)(1), the bid price rule, because the closing price per share of its common stock had been below $1.00 per share for 30 consecutive business days. In accordance with the rules of The Nasdaq Stock Market, FNB United was afforded a 180-day grace period to achieve compliance with the bid price rule. As of January 31, 2011, FNB United had not achieved compliance and submitted an application to The Nasdaq Stock Market to transfer the listing of its common stock to The Nasdaq Capital Market from The Nasdaq Global Select Market, where it had been listed. The application was granted effective February 3, 2011, and FNB United became eligible for an additional 180 calendar day period, or until August 1, 2011, to achieve compliance with the bid price rule. Approval to transfer to The Nasdaq Capital Market was conditioned upon FNB United’s agreeing to effect a reverse stock split during the additional 180-day period should it become necessary to do so to meet the minimum $1.00 bid price per share requirement.

On December 20, 2010, FNB United received a second written notice from The Nasdaq Stock Market indicating that FNB United was not in compliance with Rule 5450(b)(1)(C), the market value rule, because the market value of its publicly held shares was below $5.0 million for the 30 consecutive business days ended December 17, 2010. By transferring the listing of its common stock to the Nasdaq Capital Market, FNB United became subject to the continued listing requirements of the market, which provide that the market value of FNB United’s publically held shares must exceed $1.0 million. FNB United satisfies this requirement.

The following table shows the high and low sale prices of FNB United common stock on The Nasdaq Global Select Market, based on published financial sources, for each of the last two fiscal years. The table also reflects the per share amount of cash dividends paid for each share during the fiscal quarter for each of the last two fiscal years.

Calendar Period	High	Low	Dividends Declared

Quarter ended March 31, 2009	$4.50	$1.61	$0.025
Quarter ended June 30, 2009	3.39	1.85	0.025
Quarter ended September 30, 2009	2.88	1.77	-
Quarter ended December 31, 2009	2.65	1.10	-

Quarter ended March 31, 2010	$1.70	$1.03	$-
Quarter ended June 30, 2010	2.42	0.67	-
Quarter ended September 30, 2010	0.93	0.45	-
Quarter ended December 31, 2010	0.74	0.27	-

As March 10, 2011, there were approximately 6,275 beneficial holders of FNB United’s common stock. For a discussion as to any restrictions on or the ability of FNB United or the Bank to pay dividends, see Item 1 - Regulation and Supervision. See also Note 17 - Regulatory Matters in the notes to the financial statements set forth in Item 8.

Recent Sales of Unregistered Securities

Except for the issuance and sale to the Treasury Department of 51,500 shares of its Fixed Rate Cumulative Perpetual Stock, Series A and a warrant to purchase 2,207,143 shares of its common stock on February 13, 2009 pursuant to the Capital Purchase Program, FNB United did not sell any of its securities in the three fiscal years ended December 31, 2010, which were not registered under the Securities Act of 1933, as amended.

FIVE-YEAR STOCK PERFORMANCE TABLE

Performance Graph

The following graph and table are furnished with this Annual Report on Form 10-K and compare the cumulative total shareholder return of FNB United common stock for the five-year period ended December 31, 2010 with the SNL Southeast Bank Index and the Russell 3000 Stock Index, assuming an investment of $100 at the beginning of the period and the reinvestment of dividends.

FNB United Corp.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
FNB United Corp.	100.00	99.76	68.85	19.01	8.02	2.01
SNL Southeast Bank	100.00	117.26	88.33	35.76	35.90	34.86
Russell 3000	100.00	115.71	121.66	76.27	97.89	114.46

Item 6.	SELECTED FINANCIAL DATA

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

(dollars in thousands, except per share data)	As of and for the Year Ended December 31,
	2010		2009		2008		2007	2006
Income Statement Data
Net interest income	$52,202		$62,196		$60,017		$63,612	$56,214
Provision for loan losses	115,248		61,741		27,759		5,514	2,526
Noninterest income	30,987		21,753		22,918		21,593	19,215
Noninterest expense	79,601		119,912		118,103		61,044	53,441
Net (loss)/income before goodwill impairment charges	(112,919)		(49,301)		(2,009)		12,719	13,812
Net (loss)/income	(112,919)		(101,696)		(59,809)		12,361	12,187
Preferred stock dividends	(3,294)		(2,871)		-		-	-
Net (loss)/income to common shareholders’	(116,213)		(104,567)		(59,809)		12,361	12,187

Period End Balances
Assets	$1,921,277		$2,101,296		$2,044,434		$1,906,506	$1,814,905
Loans held for sale	37,079		58,219		36,138		17,586	20,862
Loans held for investment (1)	1,303,975		1,563,021		1,585,195		1,446,116	1,301,840
Allowance for loan losses	76,180		49,461		34,720		17,381	15,943
Goodwill	-		-		52,395		110,195	110,956
Deposits	1,696,390		1,722,128		1,514,747		1,441,042	1,421,013
Borrowings	218,315		261,459		365,757		231,125	167,018
Shareholders’ equity	(9,929)		98,359		147,917		216,256	207,668

Average Balances
Assets	$2,036,603		$2,158,123		$2,040,204		$1,862,602	$1,575,307
Loans held for sale	36,345		57,007		21,925		19,627	18,229
Loans held for investment (1)	1,494,959		1,583,213		1,555,113		1,357,256	1,124,121
Allowance for loan losses	63,057		38,283		20,493		15,882	14,213
Goodwill	-		39,045		109,193		110,724	85,956
Deposits	1,725,019		1,639,830		1,483,749		1,440,604	1,218,071
Borrowings	226,660		334,332		322,643		188,790	166,507
Shareholders’ equity	68,190		172,217		215,571		212,841	174,135

Per Common Share Data
Net (loss)/income before goodwill impairment charges	$(10.17)		$(4.57)		$(0.18)		$1.12	$1.44
Net (loss)/income per common share:
Basic	(10.17)		(9.16)		(5.24)		1.09	1.27
Diluted	(10.17)		(9.16)		(5.24)		1.09	1.25
Cash dividends declared	-		0.05		0.45		0.60	0.62
Book value	(6.15)		4.05		12.94		18.93	18.39
Tangible book value	(6.51)		3.61		7.85		8.71	8.56

Performance Ratios
Return on average assets before goodwill impairment charges	(5.54	) %	(2.28	) %	(0.10	) %	0.68%	0.88%
Return on average assets	(5.54)		(4.71)		(2.93)		0.66	0.77
Return on average tangible assets (2)	(5.56)		(4.81)		(3.11)		0.71	0.82
Return on average equity before goodwill impairment charges (3)	(165.59)		(28.63)		(0.93)		5.98	7.93
Return on average equity (3)	(165.59)		(59.05)		(27.74)		5.81	7.00
Return on average tangible equity (2)	(177.57)		(79.59)		(59.78)		12.99	14.75
Net interest margin (tax equivalent)	2.81		3.11		3.40		4.01	4.18
Dividend payout on common shares (4)	N/M		N/M		N/M		55.21	51.17

Asset Quality Ratios
Allowance for loan losses to period end loans held for investment	5.84%		3.16%		2.19%		1.20%	1.22%
Nonperforming loans to period end allowance for loan losses	433.03		352.63		276.57		107.63	69.84
Net chargeoffs (annualized) to average loans held for investment	5.92		2.97		0.67		0.27	0.17
Nonperforming assets to period end loans held for investment and foreclosed property (5)	28.78		13.12		6.45		1.50	1.13

Capital and Liquidity Ratios
Average equity to average assets	3.35%		7.98%		10.57%		11.43%	11.05%
Total risk-based capital	(1.23)		10.29		10.39		10.43	11.53
Tier 1 risk-based capital	(1.23)		6.86		6.94		8.03	8.36
Leverage capital	(0.91)		5.68		6.11		7.54	7.16
Average loans to average deposits	86.66		96.55		106.29		95.58	93.79
Average loans to average deposits and borrowings	76.60		80.20		87.30		84.82	82.51

(1)	Loans held for investment, net of unearned income, before allowance for loan losses.
(2)	Refer to the “Non-GAAP Measures” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(3)	Net loss to common shareholders, which excludes preferred stock dividends, divided by average realized common equity which excludes accumulated other comprehensive loss.
(4)	Not meaningful due to net loss.
(5)	Nonperforming loans and nonperforming assets include loans past due 90 days or more that are still accruing interest.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Bank has a mortgage banking subsidiary, Dover Mortgage Company, that originates, underwrites and closes loans for sale into the secondary market. Dover has a retail origination network based in Charlotte, North Carolina, originating loans for properties located in North Carolina. Dover previously engaged in the wholesale mortgage origination business and conducted retail mortgage origination business outside of North Carolina. These operations were closed in February 2011.

Management’s Plans and Intentions

The Company incurred significant net losses in 2009, which have continued in 2010, primarily from the higher provisions for loan losses due to the significant level of nonperforming assets and the write-off of goodwill. The Bank consented and agreed to the issuance of the Consent Order (“Order”) by the OCC in July 2010 and FNB United entered into a written agreement with the FRB in October 2010. The Company’s independent registered public accounting firm issued a report with respect to the Company’s audited financial statements for the fiscal years ended December 31, 2010 and 2009, which contained an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern. The following strategies have been or are being implemented:

Held-to-Maturity Investment Securities Reclassification – As part of the Bank’s contingency funding plan, the Bank’s Board of Directors approved in April 2010 the reclassification of the entire held-to-maturity investment securities portfolio to available-for-sale investment securities. The conversion of the portfolio occurred on May 3, 2010 and provides additional liquidity to the Bank. The transfer resulted in the unrealized holding gains of $2.1 million, net of tax, at the date of transfer being recognized in other comprehensive income. The corresponding deferred tax on the unrealized holding gain allowed the Bank to realize a one-time reduction in deferred tax valuation allowance of $1.4 million in the second quarter of 2010.

Deferring Preferred Stock and Trust Preferred Securities Payments – The Company began deferring the payment of cash dividends on its outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A, beginning in the second quarter 2010, as well as the payment of interest on the outstanding junior subordinated notes related to its trust preferred securities to enhance the Company’s liquidity. The expense associated with trust preferred securities continues to accrue and is reflected in the Company’s Consolidated Statements of Loss. The dividends on preferred stock are shown as an increase to net loss to derive net loss to common shareholders in the Consolidated Statements of Loss.

Balance Sheet Reductions – Management is implementing strategies to improve capital ratios through the reduction of assets and off-balance sheet commitments. At December 31, 2010, risk-weighted assets have been reduced by $313.2 million since December 31, 2009. Reductions occurred primarily in reductions in the commercial loan portfolio. On December 30, 2010, the Bank sold $32.9 million of mortgage loans held for investment and recognized a net gain of $383,000, including transaction costs. Management expects future reductions in risk-weighted assets to be moderate and occur primarily in the loan portfolio. To offset the majority of asset reductions, liabilities declined primarily through reductions in deposits by $25.7 million. Because asset reductions exceeded liability reductions in the twelve months ending December 31, 2010, cash balances increased by $132.9 million.

Future liability reductions are expected to occur primarily in deposits, primarily public unit deposits and high-rate NOW accounts and certificates of deposits.

Earnings – On June 22, 2010, the Bank retired $33.0 million in Federal Home Loan Bank (“FHLB”) advances and paid an early redemption penalty of $1.0 million to the FHLB for the retirement of these advances. The penalty is included in other noninterest expenses. On July 2, 2010, the Bank purchased $30.0 million in brokered certificates of deposit to replace these funds. The advances had a remaining average life of 1.0 years and an average interest rate of 3.93%. The brokered certificates of deposit have maturities ranging from 30 months to 42 months with interest rates ranging from 1.75% to 2.20%. As a result of this transaction, the interest expense savings during the first year is estimated at an annualized rate of 1.94% on the $30.0 million restructured.

Stimulus Loan Program – The Bank has implemented a stimulus loan program to facilitate the sale of residential real estate held as collateral for some of the Bank’s nonperforming and performing loans, and certain Bank-owned properties. The purpose of the program is to reduce the Bank’s credit concentrations and nonperforming assets by providing attractive terms that both fill the mortgage lending void created by the ongoing recession and incent potential buyers to purchase real estate. The Bank has offered a reduced interest rate to qualified new borrowers to encourage them to purchase properties in this program. New borrowers are qualified according to the Bank’s normal consumer and mortgage underwriting standards. The Bank is required to record these loans at fair value at inception. The Bank currently has $41.1 million in loans under the stimulus program and has recognized an initial fair value adjustment of $172,200. As of December 31, 2010 the fair value adjustment was reduced to $114,100 due to the accretion of the adjustment into interest income. The fair value adjustment is recorded as a reduction of the outstanding loan balance on the balance sheet and accreted into interest income over the contractual life of the loan.

Additional Capital – The Company has engaged two investment banking firms to assist the Company in identifying strategic alternatives and in raising capital. Currently, the Company is working diligently to raise additional capital in the next few months and is actively seeking to secure potential investors; however, there are no assurances that an offering will be completed or that the Company will succeed in this endeavor. In addition, a transaction would likely involve equity financing, resulting in substantial dilution to current shareholders and an adverse effect on the price of the Company’s common stock. The Bank’s ability to raise capital is contingent on the current capital markets and on its financial performance. Available capital markets are not currently favorable, and the Bank cannot be certain of its ability to raise capital on any terms.

Liquidity

The Company has a 45-office system of community offices, commonly referred to as branches, that has provided a significant and stable source of local funding. In addition, the Company has a contingency funding plan pursuant to which FNB United and the Bank review each quarter or more frequently liquidity needs based on a number of potential stress conditions. These conditions include, but are not limited to, deposit outflow and reductions in wholesale borrowing lines, including brokered deposits. Liquidity sources are stressed to determine if sufficient liquidity is available to meet potential funding needs. In all scenarios determined plausible by management, the Bank is able to meet liquidity needs through remaining borrowing lines, reducing loan originations, sales of assets, and scheduled cash flow that is not redeployed. The Bank is active in maximizing borrowing lines that can be drawn against under all financial conditions, as well as managing asset and liability cash flows to maintain adequate liquidity levels.

Both FNB United and the Bank actively manage liquidity. FNB United suspended its dividend to shareholders until such time as the Bank returns to profitability and either receives or is not required to receive regulatory approval for the payment of dividends. FNB United began deferring the payment of cash dividends on its outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A, beginning in the second quarter 2010, as well as the payment of interest on the outstanding junior subordinated notes related to its trust preferred securities to enhance the Company’s liquidity. The expense associated with trust preferred securities continues to accrue and is reflected in the Company’s Consolidated Statements of Loss. The dividends on preferred stock are shown as an increase to net loss to derive net loss to common shareholders in the Consolidated Statements of Loss.

At December 31, 2010, FNB United had approximately $180,000 of cash held in deposits with the Bank. Based on current and expected liquidity needs and sources, management expects the Bank to be able to meet its obligations at least through December 31, 2011. Cash and cash equivalents at the Bank at December 31, 2010 were approximately $160.6 million. Liquidity at the Bank is dependent upon deposits, which fund 88% of the Company’s assets. Despite reported negative earnings performance during 2010, the Bank’s deposits decreased from December 31, 2009 to December 31, 2010 by only $25.7 million. The Company is reducing its assets to improve capital ratios.

The Bank’s loan portfolio does not have features that could rapidly draw additional funds, which would cause an elevated need for additional liquidity at the Bank.

Access to brokered deposits as a contingency funding source for the Bank has been eliminated since the Bank is deemed not well-capitalized.

As a result of its efforts to control the level of assets, management expects reductions in deposits through the end of 2011 as part of a planned deleveraging of the balance sheet. Stress testing of potential severe deposit outflow demonstrates that the Bank is well positioned to respond to withdrawals. Additional sales and maturities of investment securities could provide further liquidity if needed. The Bank reclassified the entire held-to-maturity investment securities portfolio to available-for-sale investment securities to further enhance the Bank’s liquidity. The reclassification of these securities was completed in the second quarter of 2010.

On December 30, 2010 and February 28, 2011, the Bank entered into and consummated conversion agreements with SunTrust Bank, pursuant to which $12.5 million of the outstanding principal amount of the $15.0 million subordinated term loan from SunTrust to the Bank issued on June 30, 2008 was converted into 12.5 million shares of nonvoting, nonconvertible, nonredeemable cumulative preferred stock, par value $1.00 per share, of the Bank. The Bank amended its articles of association to authorize the preferred stock issued to SunTrust in the conversions. The preferred stock carries an 8.0% dividend rate.

Capital

The Bank has increased minimum capital requirements from the OCC. The Company has begun to take steps to increase capital. The Company plans to control asset growth, which should help reduce its risk profile and improve capital ratios through reductions in the amount of outstanding loans, particularly loans with higher risk weights, and a corresponding reduction of liabilities. Outstanding loans will be reduced by slowing loan originations and through normal principal amortization. The Company may also seek commercial note sales arrangements with other lenders or private equity sources. Based on its forecasts and projections, management expects the Bank to remain below well-capitalized, according to current regulatory guidelines, through December 31, 2011, unless current capital improvement efforts are successful.

As a result of the Order, the Board of Directors of the Bank has formed a compliance committee of some of its members to oversee management’s response to all sections of the Order. The committee will monitor compliance with the Order, including adherence to deadlines for submission to the OCC of any information required under the Order.

The Company has engaged legal counsel, regulatory experts and various consultants to assist it with compliance with the Order. They are advising the Company on additional action plans and strategies to reduce the level of nonperforming assets and to increase capital. These advisors work directly with the Board of Directors and Bank management to assure that all opportunities for improvement are considered. The Company’s ability to raise capital is contingent on the current capital markets and on its financial performance. Available capital markets are not currently favorable, and the Company cannot be certain of its ability to raise capital on any terms.

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

To improve its results of operations, the Company’s primary focus is to reduce significantly the amount of its nonperforming assets. Nonperforming assets decrease profitability because they reduce the balance of earning assets, may require additional loan loss provisions or write-downs, and require significant devotion of staff time and financial resources to resolve. The level of nonperforming assets (loans not accruing interest, restructured loans, loans past due 90 days or more and still accruing interest, and other real estate owned) increased to $393.7 million as of December 31, 2010, as compared to $209.7 million as of December 31, 2009. The Company believes that the increase in the level of nonperforming assets occurred largely as a result of the severe housing downturn and deterioration in the residential real estate market, as many of the Bank’s commercial loans are for residential real estate projects.

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

With the assistance of a third-party loan review firm, the Bank conducted a thorough review of the loan portfolio during 2010, including both nonperforming loans and performing loans. The Company believes that the reserves recorded in its allowance for loan losses as of December 31, 2010 are adequate to cover losses inherent in the portfolio as of that date.

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

Continued Expense Control

The Company has made it a priority to identify cost savings opportunities throughout all phases of operations. In 2008, the Bank engaged a third party to review and recommend a cost savings strategy for the Bank. The Bank continues to follow those recommendations and continues to see improvements in expense control. The Company is committed to maintaining these cost control measures and believes that this effort will play a major role in improving its performance. The Company also believes that its technology allows it to be efficient in its back-office operations. In addition, as the level of nonperforming assets is reduced, the operating costs associated with carrying those assets, such as maintenance, insurance and taxes will decrease.

The Company is focused on its collection of core deposits. Core deposit balances, generated from customers throughout the Bank’s branch network, are generally a stable source of funds similar to long-term funding, but core deposits such as checking and savings accounts are typically less costly than alternative fixed-rate funding. The Company believes that this cost advantage makes core deposits a superior funding source, in addition to providing cross-selling opportunities and fee income possibilities. To the extent the Bank grows its core deposits, the cost of funds should decrease, thereby increasing the Bank’s net interest margin.

Conclusion

Management projections for 2011 reflect continued stress on the bank’s loan portfolio followed by significant earnings improvement in 2012 primarily as a result of lower levels of loan loss provisions and some recoveries of previously recognized loan losses. In the current interest rate environment, earnings will at most be only minimally affected by further declines in interest rates. Any increase in interest rates is expected to have a positive impact on the earnings of the Bank, with the extent of that impact dependent on the amount of increase. Management’s current projections and forecasts for 2011 include an insignificant increase in interest rates, notwithstanding increasing evidence of economic recovery.

The Company is evaluating and pursuing the feasibility of various strategic options, including capital raising alternatives and the sale of selective assets. While the Company plans to focus on the above actions and to pursue strategic alternatives, the Company can give no assurance that efforts to raise additional capital in the current economic environment will be successful and result in the Company’s desired capital position. The Bank’s ability to decrease its levels of nonperforming assets is also subject to market conditions as some of its borrowers rely on an active real estate market as a source of repayment, and the sale of real estate in this market is difficult. If the real estate market does not improve, the Bank’s level of nonperforming assets may continue to increase.

While the Company believes that it is taking appropriate steps to respond to these economic risks and regulatory actions, continuation as a going concern is subject to raising additional capital. Accordingly, the Company is taking steps that would raise capital above required regulatory levels and levels at which the Bank could profitably operate; however, no assurances that additional capital will be raised can be made.

Primary Financial Data for 2010

FNB United experienced a loss of $116.2 million in 2010, an 11% increase from the net loss of $104.6 million in 2009. Basic and diluted (loss) per share increased 11% from $(9.16) in 2009 to $(10.17) in 2010. Total assets were $1.9 billion at December 31, 2010, down 9% from year-end 2009. Loans amounted to $1.3 billion at December 31, 2010, decreasing 17% from the prior year. Total deposits decreased $25.7 million, to $1.7 billion in 2010.

Significant Factors Affecting Earnings

2010 presented challenges for FNB United as well as for the entire banking industry. The strains in the local and national financial and housing markets presented a challenging environment during 2010. This difficult environment required a significant increase in FNB United’s loan loss provision, which depressed operating results but was a necessary response to increased non-performing loans. FNB United has not originated any subprime real estate loans.

The provision for loan losses was $115.2 million in 2010, compared to $61.7 million in 2009, an increase of 87%. This increase resulted primarily from continued deterioration in credit performance of the residential real estate development and construction sectors of the Bank’s commercial loan portfolio, resulting in loan charge-offs and increased impairment identified in loans determined to be impaired during the year. Nonperforming assets increased 89%, to $393.7 million during 2010 from $209.7 million at the close of 2009. Net loan charge-offs increased to $88.5 million in 2010, compared to $47.0 million in 2009. Loans held for investment decreased by $259.0 million during 2010. The allowance for loan losses was increased to 5.84% of loans held for investment at December 31, 2010. The allowance was 3.16% at December 31, 2009.

The provision for loan losses was $61.7 million in 2009, compared to $27.8 million in 2008, an increase of 122%. Nonperforming assets increased 104%, to $209.7 million during 2009 from $102.6 million at the end of 2008.

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

Noninterest income increased 42.4% to $31.0 million, compared to $21.8 million in 2009. Of this increase, $5.0 million was attributable to an other-than-temporary impairment (“OTTI”) charge in 2009 on an investment security owned by the Bank for which the Bank deemed it would be unlikely to recover its investment. Mortgage loan income decreased $4.4 million resulting from a reduction in production of 35% and the reduction in value of derivative loan commitments as the pipeline contracted. Other service charges, commissions and fees ended 2010 at $1.0 million compared to $1.1 million for 2009. Net securities gains of $10.6 million were recognized in 2010 compared to $1.0 million in 2009. Noninterest income, excluding the 2009 OTTI charge, was $31.0 million for 2010 compared to $26.7 million in 2009 thus representing a 15.9% increase.

In 2009, noninterest income was $21.8 million, representing a 5.1% decrease when compared to $22.9 million in 2008. Of this decrease, $5.0 million was attributable to an other-than-temporary impairment (“OTTI”) charge in 2009 on an investment security owned by the Bank that the Bank deemed would be unlikely to recover its investment. Mortgage loan income increased $3.5 million resulting from mortgage loan sale activity exceeding $692.6 million in 2009 versus $317.1 million in 2008. Noninterest income, excluding the OTTI charge, improved to $26.7 million for the year compared to $22.9 million in 2008 thus representing a 16.7% increase.

Noninterest expense decreased from $119.9 million in 2009 to $79.6 million in 2010, representing a 33.6% decrease. Contributing to this decrease was a goodwill impairment charge taken in 2009 for $52.4 million, when the Company’s remaining goodwill was written off. Excluding the goodwill impairment charges, noninterest expense was $67.5 million in 2009, compared to $79.6 million in 2010, an increase of $12.1 million or 17.9%. FDIC insurance for 2010 was $5.9 million compared to $4.2 million for 2009, a 40.4% increase year over year. OREO-related expenses increased 278.2% to $13.1 million for 2010 compared to $3.5 million in 2009 due to valuation adjustments required on OREO properties because of continued weakness in the economy and the effect that the current economic environment is having on the valuation of real estate within the Company’s loan portfolio.

Noninterest expense was significantly affected in 2009 and 2008 by goodwill impairment charges of $52.4 million and $57.8 million, respectively, as discussed in Note 2 to the Consolidated Financial Statements. Excluding the goodwill impairment charges, noninterest expense was $67.5 million, compared to $60.3 million in 2008, an increase of $7.2 million or 12.0%. FDIC insurance for 2009 was $4.2 million compared to $0.9 million for 2008, a 366.4% increase year over year. OREO-related expenses increased 469.2% to $3.5 million for 2009 compared to $0.6 million in 2008 due to valuation adjustments required on OREO properties because of continued weakness in the economy and the effect that the current economic recovery is having on the valuation of real estate within the Company’s banking footprint.

FDIC Insurance Assessment

On May 22, 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment was collected on September 30, 2009.

In a final rule issued on September 29, 2009, the FDIC amended the Amended Restoration Plan as follows:

•	The period of the Amended Restoration Plan was extended from seven to eight years.
•	The FDIC announced that it will not impose any further special assessments under the final rule it adopted in May 2009.
•

The FDIC announced plans to maintain assessment rates at their current levels through the end of 2010. The FDIC also immediately adopted a uniform three basis point increase in assessment rates effective January 1, 2011 to ensure that the DIF returns to 1.15 percent within the Amended Restoration Plan period of eight years.

•

The FDIC announced that, at least semi-annually following the adoption of the Amended Restoration Plan, it will update its loss and income projections for the DIF. The FDIC also announced that it may, if necessary, adopt a new rule prior to the end of the eight-year period to increase assessment rates in order to return the reserve ratio to 1.15 percent.

On November 12, 2009, the FDIC adopted a final rule to require insured institutions to prepay their quarterly risk-based deposit insurance assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 30, 2009.

The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits and provides full insurance of noninterest bearing transaction accounts beginning December 31, 2010, for two years. It also revises the assessment base against which the insured depository institution’s deposit insurance premiums paid to the DIF will be calculated. Under the amendments, the FDIC assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average equity. The Dodd-Frank Act also changes the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits by September 30, 2020, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC is required to offset the effect of the increased minimum reserve ratio for banks with assets of less than $10 billion.

Recent Legislation Affecting the Financial Services Industry

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
•

Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things, will require the Company to deduct, over three years beginning January 1, 2013, all trust preferred securities from the Company’s Tier 1capital. This restriction does not apply to the CPP preferred stock, which will continue to be included in Tier 1 capital.

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

Fund (“DIF”) and increase the floor of the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion.
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
•

Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

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

Transaction Account Guarantee Program

On November 21, 2008, the FDIC Board of Directors adopted a final rule implementing the Temporary Liquidity Guarantee Program (“TLGP”). The TLGP consists of two basic components: a guarantee of newly issued senior unsecured debt of banks, thrifts, and certain holding companies (the debt guarantee program) and full guarantee of non-interest bearing deposit transaction accounts, such as business payroll accounts, regardless of dollar amount (the transaction account guarantee program). The purpose of the guarantee of transaction accounts and the debt guarantee was to reduce funding costs and allow banks and thrifts to increase lending to consumers and businesses. All insured depository institutions were automatically enrolled in both programs unless they elected to opt out by a specified date.

As originally adopted, the transaction account guarantee program was to terminate on December 31, 2009, although the FDIC subsequently extended the program through December 31, 2010. The Dodd-Frank Act included a provision that effectively replaced the transaction account guarantee program and extended the unlimited FDIC guarantee of noninterest bearing transaction accounts through December 31, 2012 for all insured depository institutions, not just those that elected to participate. Also, the Dodd-Frank Act provision, unlike the transaction account guarantee program, does not include low-interest NOW accounts within the definition of noninterest-bearing transaction accounts, and such accounts are therefore not covered by unlimited deposit insurance coverage. A subsequent amendment to the Dodd-Frank Act that became effective on December 31, 2010 extended unlimited deposit insurance coverage for “Interest on Lawyers Trust Accounts” through December 31, 2012.

Earnings Review

FNB United’s net loss of $116.2 million in 2010, primarily the result of an increased provision for loan losses of $53.5 million, compared to the net loss of $104.6 million in 2009, primarily a result of goodwill impairment charges of $52.4 million. Certain factors specifically affecting the elements of income and expense and the comparability of operating results on a year-to-date basis between 2010 and 2009 are discussed in “Significant Factors Affecting Earnings.”

FNB United’s net loss in 2009 was $104.6 million compared to net loss of $59.8 million in 2008. Earnings were negatively impacted in 2009 and 2008 by a goodwill charge of $52.4 million and $57.8 million, respectively. An increase of 122.4%, or $34.0 million in provision for loan losses was recognized in 2009 when compared to 2008. Also affecting 2009 was a $5.0 million OTTI charge compared to no OTTI charge in 2008.

Return on average assets was (5.54)% in 2010, compared to (4.71)% in 2009 and (2.93)% in 2008. Return on average shareholders’ equity decreased from (27.74)% in 2008 to (59.05)% in 2009 and (165.59)% in 2010. In

2010, return on average tangible assets and average tangible equity (calculated by deducting average goodwill and core deposit premiums from average assets and from average equity) amounted to (5.56)% and (177.50)%, respectively, compared to (4.81)% and (79.59)% in 2009 and (3.11)% and (59.78)% in 2008.

Net Interest Income

Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

Table 1

Average Balance Sheet and Net Interest/Dividend Income Analysis

Fully Taxable Equivalent Basis

	Year Ended December 31,
(dollars in thousands)	2010			2009			2008
	Average Balance (3)	Income / Expense	Average Yield / Rate	Average Balance (3)	Income / Expense	Average Yield / Rate	Average Balance (3)	Income / Expense	Average Yield / Rate
Interest earning assets:
Loans (1)(2)	$1,531,304	$69,121	4.51%	$1,640,220	$84,322	5.14%	$1,577,038	$103,567	6.57%
Taxable investment securities	255,629	11,976	4.68	281,047	16,256	5.78	152,436	7,820	5.13
Tax-exempt investment securities (1)	33,169	1,551	4.68	49,884	2,256	4.52	52,454	3,138	5.98
Overnight Federal funds sold	1,585	3	0.19	10,851	21	0.19	1,316	25	1.90
Other earning assets	48,702	500	1.03	19,326	377	1.95	19,728	785	3.98

Total earning assets	1,870,389	83,151	4.45	2,001,328	103,232	5.16	1,802,972	115,335	6.40

Non-earning assets:
Cash and due from banks	66,854			27,502			29,121
Goodwill and core deposit premium	4,598			44,438			115,520
Other assets, net	94,762			84,855			92,591

Total assets	$2,036,603			$2,158,123			$2,040,204

Interest-bearing liabilities:
Interest-bearing demand deposits	$228,054	$2,277	1.00%	$198,343	$2,250	1.13%	$168,395	$2,007	1.19%
Savings deposits	43,224	112	0.26	40,301	106	0.26	40,803	113	0.28
Money market deposits	321,180	3,129	0.97	308,690	4,381	1.42	274,818	6,389	2.32
Time deposits	974,192	19,393	1.99	940,138	25,753	2.74	841,741	33,702	4.00
Retail repurchase agreements	13,355	98	0.73	18,737	127	0.68	29,954	651	2.17
Federal Home Loan Bank advances	140,078	3,517	2.51	185,284	5,795	3.13	204,877	7,223	3.53
Federal funds purchased	1,537	4	0.26	58,609	156	0.27	21,310	501	2.35
Other borrowed funds	71,690	2,105	2.94	71,702	2,407	3.36	66,502	3,432	5.16

Total interest-bearing liabilities	1,793,310	30,635	1.71	1,821,804	40,975	2.25	1,648,400	54,018	3.28

Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	158,369			152,358			157,992
Other liabilities	16,734			11,744			18,241
Shareholders’ equity	68,190			172,217			215,571

Total liabilities and equity	$2,036,603			$2,158,123			$2,040,204

Net interest income and net yield on earning assets (4)		$52,516	2.81%		$62,257	3.11%		$61,317	3.40%

Interest rate spread (5)			2.74%			2.91%			3.12%

(1)	The fully tax equivalent basis is computed using a federal tax rate of 35%.
(2)	The average loan balances include nonaccruing loans and loans held for sale.
(3)	The average balances for all years include market adjustments to fair value for securities and loans held for sale.
(4)	Net yield on earning assets is computed by dividing net interest income by average earning assets.
(5)	Earning asset yield minus interest bearing liabilities rate.

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

Net interest income according to the Consolidated Statements of Loss was $52.2 million in 2010, compared to $62.2 million in 2009. This decrease of $10.0 million, or 16.1%, resulted primarily from a 6.5% decrease in the level of average earning assets accompanied by a decline in the net yield on earning assets, or net interest margin, from 3.11% in 2009 to 2.81% in 2010. In 2009, the increase of $2.2 million, or 3.6%, resulted primarily from an 11% increase in the level of average earning assets partially offset by a decline in the net yield on earning assets, or net interest margin, from 3.40% in 2008 to 3.11% in 2009. On a taxable equivalent basis, the changes in net interest income were a $9.7 million decrease in 2010and an increase of $0.9 million for 2009, reflecting changes in the relative mix of taxable and non-taxable earning assets in each year.

In 2010, the net interest spread decreased by 17 basis points from 2.91% in 2009, to 2.74% in 2010, reflecting the net effect of decreases in both the average total yield on earning assets and the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets decreased by 71 basis points, from 5.16% in 2009 to 4.45% in 2010, while the cost of funds also decreased by 54 basis points, from 2.25% to 1.71%. In 2009, the 21 basis points decrease in net interest spread resulted from a 124 basis points decrease in the yield on earning assets, which was partially offset by a 103 basis points decrease in the cost of funds.

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

Table 2

Volume and Rate Variance Analysis

(dollars in thousands)	2010 vs 2009			2009 vs 2008
	Volume Variance	Rate Variance	Total Variance	Volume Variance	Rate Variance	Total Variance
Interest income:
Loans, net	$ (5,599)	$(9,602)	$(15,201)	$4,149	$(3,394)	$(19,245)
Taxable investment securities	(1,470)	(2,810)	(4,280)	6,598	1,838	8,436
Tax exempt investment securities	(756)	51	(705)	(154)	(728)	(882)
Overnight Federal funds sold	(18)	0	(18)	181	(185)	(4)
Other earning assets	573	(450)	123	(16)	(392)	(408)

Total interest income	(7,270)	(12,811)	(20,081)	10,758	(22,861)	(12,103)

Interest expense:
Interest-bearing demand deposits	337	(310)	27	357	(114)	243
Savings deposits	8	(2)	6	(1)	(6)	(7)
Money market deposits	177	(1,429)	(1,252)	787	(2,795)	(2,008)
Time deposits	933	(7,293)	(6,360)	3,940	(11,889)	(7,949)
Retail repurchase agreements	(36)	7	(29)	(244)	(280)	(524)
Federal Home Loan Bank advances	(1,414)	(864)	(2,278)	(691)	(737)	(1,428)
Federal funds purchased	(152)	0	(152)	877	(1,222)	(345)
Other borrowed funds	0	(302)	(302)	268	(1,293)	(1,025)

Total interest expense	(147)	(10,193)	(10,340)	5,293	(18,336)	(13,043)

Increase (decrease) in net interest income	$ (7,123)	$(2,618)	$(9,741)	$5,465	$(4,525)	$940

Regular cuts to the target federal funds rate continued through 2008 with year-end rates at 0.25% and remained at this level for all of 2009 and 2010.

Provision for Loan Losses

This provision is the charge against earnings to provide an allowance for probable losses inherent in the loan portfolio. The amount of each year’s charge is affected by several considerations, including management’s evaluation of various risk factors in determining the adequacy of the allowance (see “Asset Quality” below), actual loan loss experience and loan portfolio growth. The provision for loan losses was $115.2 million in 2010, $61.7 million in 2009 and $27.8 million in 2008. This increase in the level of the provision for loan losses is discussed and analyzed in detail as part of the discussions in the “Significant Factors Affecting Earnings” and “Asset Quality” sections.

Noninterest Income

Noninterest income increased $9.2 million, or 42.4%, in 2010, due primarily to a $10.6 million gain on sale of securities in order to take advantage of market opportunities. Additional information concerning factors that specifically affected noninterest income in 2010 is discussed in “Significant Factors Affecting Earnings” section.

Noninterest income decreased $1.2 million, or 5.1%, in 2009, due primarily to a $5.0 million OTTI charge on an investment security owned by the Bank for which the Bank deemed it would be unlikely to recover its investment.

(dollars in thousands)	December 31,
	2010	2009	2008
Service charges on deposit accounts	$7,358	$8,956	$9,167
Mortgage loan income	5,510	9,888	6,340
Cardholder and merchant services income	3,000	2,514	2,395
Trust and investment services	1,946	1,741	1,827
Bank owned life insurance	988	1,068	983
Other service charges, commissions and fees	1,030	1,158	796
Securities gains, net	10,647	989	646
Gain on fair value swap	273	66	-
Total other-than-temporary impairment loss	-	(4,985)	-
Portion of loss recognized in other comprehensive income	-	-	-
Net impairment loss recognized in earnings	-	(4,985)	-
Other income	235	358	764

Total noninterest income	$30,987	$21,753	$22,918

In 2009, the Federal Reserve adopted amendments to its Regulation E that restricted the Bank’s ability to charge customers overdraft fees beginning in July 2010. Pursuant to the adopted regulation, customers were given the option to opt-in to an overdraft service for the Bank to collect overdraft fees. Additional legislation is being considered in Congress that would further restrict the Bank from collecting overdraft fees or limit the amount of overdraft fees that may be collected. These changes had a minimal impact on the Bank’s noninterest income.

Noninterest Expense

Noninterest expense was $40.3 million, or 33.6%, lower in 2010 mainly due to a goodwill impairment charge of $52.4 million for 2009, which significantly impacted noninterest expense in that year. OREO related expenses increased 278.2% to $13.1 million for 2010 compared to $3.5 million in 2009. Excluding the goodwill impairment charges of $52.4 million in 2009, noninterest expense was $12.1 million higher in 2010 than in 2009. FDIC insurance for 2010 was $5.9 million compared to $4.2 million for 2009, a 40.4% increase year over year. Noninterest expense was $1.8 million, or 1.5%, higher in 2009 compared to 2008. In 2008, noninterest expense was $118.1 million. The major component of the increase from 2008 to 2009 was a $2.9 million increase in OREO related expenses.

On November 12, 2009, the FDIC adopted a final rule imposing a 13-quarter prepayment of FDIC premiums to replenish the depleted insurance fund. This regulation required insured depository institutions to prepay their estimated quarterly regular risk-based assessments for the fourth quarter of 2009, through the fourth quarter of 2012 on December 30, 2009, at the same time that institutions paid their regular quarterly deposit insurance assessments for the third quarter of 2009. The estimated prepayment amount will be used to offset future FDIC premiums beginning on March 30, 2010, which represents payment of the regular insurance assessment for the 2009 fourth quarter. As of December 31, 2010, the Bank has $4.0 million remaining in the FDIC prepaid assessment.

(dollars in thousands)	December 31,
	2010	2009	2008
Personnel expense	$30,360	$32,932	$33,081
Net occupancy expense	5,031	5,522	5,343
Furniture, equipment and data processing expense	7,056	7,121	6,705
Professional fees	3,908	2,070	2,552
Stationery, printing and supplies	526	703	1,174
Advertising and marketing	1,634	2,056	1,371
Other real estate owned expense	13,131	3,472	610
Credit/debit card expense	1,715	1,672	1,716
FDIC insurance	5,856	4,170	894
Goodwill impairment	-	52,395	57,800
Mortgage servicing rights impairment	2,995	-	-
Other expense	7,389	7,799	6,857

Total noninterest expense	$79,601	$119,912	$118,103

Provision for Income Taxes

The effective income tax rate increased from (4.1)% in 2009 to (1.1)% in 2010 due principally to the impact of deferred tax assets and valuation allowance on losses in 2010. Nondeductible expenses included a goodwill impairment charge of $52.4 million in 2009. The effective income tax rate decreased from 5.0% in 2008 to (4.1)% in 2009 due principally to lower net interest income and the higher level of nondeductible expenses in 2009.

During 2009, the deferred tax asset had to be evaluated and to the extent that it was determined that recovery was not likely, a valuation allowance was established. Although a valuation allowance was required for deferred tax assets at year end, there is no guarantee that an additional valuation allowance will not be required in the future. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense. The Bank maintained a full valuation allowance for deferred tax asset less unrealized losses on investment securities at December 31, 2010.

Liquidity

Liquidity for the Bank refers to its continuing ability to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to FNB United for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from three major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold, and (c) the investment securities portfolio.

A stable deposit base, supplemented by Federal Home Loan Bank (“FHLB”) advances and a modest amount of brokered time deposits, has been sufficient to meet the Bank’s loan demand. Additionally, the Bank’s investment securities portfolio provides a source of readily available liquidity.

Liquidity for Dover refers to its continuing ability to fund mortgage loan commitments and pay operating expenses. Liquidity is principally available from a line of credit with the Bank, established in 2007. Prior to that date, the line of credit was with a large national bank.

Contractual Obligations

Under existing contractual obligations, FNB United will be required to make payments in future periods. Table 3 presents aggregated information about the payments due under such contractual obligations at December 31, 2010. Transaction deposit accounts with indeterminate maturities have been classified as having payments according to an expected decay rate. Benefit plan payments cover estimated amounts due through 2020.

Table 3

Contractual Obligations

(dollars in thousands)	Payments Due by Period at December 31, 2010
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total

Deposits	$607,963	$499,550	$185,139	$403,738	$1,696,390
Retail repurchase agreements	9,628	-	-	-	9,628
Federal Home Loan Bank advances	25,000	50,624	18,452	50,409	144,485
Subordinated debt	-	-	-	7,500	7,500
Trust preferred securities	-	-	-	56,702	56,702
Lease obligations	1,419	2,134	1,903	10,100	15,556
Estimated benefit plan payments:
Pension	612	1,235	1,384	4,014	7,245
Other	140	366	380	1,014	1,900

Total contractual cash obligations	$ 644,762	$553,909	$207,258	$533,477	$1,939,406

Commitments, Contingencies and Off-Balance Sheet Risk

Information about FNB United’s off-balance sheet risk exposure is presented in Note 19 to the accompanying consolidated financial statements.

Asset/Liability Management and Interest Rate Sensitivity

One of the primary objectives of asset/liability management is to maximize the net interest margin while minimizing the earnings risk associated with changes in interest rates. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps; however, this method addresses only the magnitude of timing differences and does not address earnings or market value. Therefore, management uses an earnings simulation model to prepare, on a monthly basis, earnings projections based on a range of interest rate scenarios in order to more accurately measure interest rate risk. For additional information, see Item 7A, “Quantitative and Qualitative Disclosure about Market Risk.”

Table 4 presents information about the periods in which the interest-sensitive assets and liabilities at December 31, 2010 will mature, prepay, or be subject to repricing in accordance with market rates, and the resulting interest-sensitivity gaps. This table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of what the sensitivity will be on other dates. As a simplifying assumption concerning repricing behavior, 50% of the interest-bearing demand, savings and money market deposits are assumed to reprice immediately and 50% are assumed to reprice beyond one year.

Table 4

Interest Rate Sensitivity Analysis

	December 31, 2010
(dollars in thousands)	Rate Maturity in Days
	1-90	91-180	181-365	Beyond One Year	Total

Earning Assets
Investment securities (1)	$48,757	$1,035	$5,023	$251,378	$306,193
Loans	633,365	92,121	264,488	314,001	1,303,975
Loans held for sale	37,079	-	-	-	37,079
Interest-bearing bank balances	139,543	-	-	-	139,543
Other earning assets	11,501	3,761	-	-	15,262

Total interest-earning assets	870,245	96,917	269,511	565,379	1,802,052

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	115,042	-	-	115,042	230,084
Savings deposits	21,862	-	-	21,862	43,724
Money market deposits	156,004	-	-	156,003	312,007
Time deposits of $100,000 or more	70,393	85,559	140,941	247,839	544,732
Other time deposits	67,325	63,865	115,937	169,783	416,910
Retail repurchase agreements	9,628	-	-	-	9,628
Federal Home Loan Bank advances	-	-	25,000	119,485	144,485
Subordinated debt	-	-	-	7,500	7,500
Trust preferred securities	56,702	-	-	-	56,702

Total interest-bearing liabilities	496,956	149,424	281,878	837,514	1,765,772

Interest Sensitivity Gap	$373,289	$(52,507)	$(12,367)	$(272,135)	$36,280

Cumulative gap	$373,289	$320,782	$308,415	$36,280	$36,280

Ratio of interest-sensitive assets to interest-sensitive liabilities	175%	65%	96%	68%	102%

(1)	Securities are based on amortized cost.

FNB United’s balance sheet was asset-sensitive at December 31, 2010. An asset sensitive position means that in a declining rate environment, FNB United’s assets will reprice down faster than liabilities, resulting in a reduction in net interest income. Conversely, when interest rates rise, FNB United’s earnings position should improve. Included in interest-bearing liabilities subject to rate changes within 90 days is a portion of the interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

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

Table 5 presents information about the contractual maturities, average interest rates and estimated values at current rates of financial instruments considered market risk sensitive at December 31, 2010.

Table 5

Market Risk Analysis of Financial Instruments

(dollars in thousands)	Contractual Maturities at December 31, 2010
	2011	2012	2013	2014	2015	Beyond Five Years	Total	Average Interest Rate (1)	Estimated Value at Current Rates

Financial Assets
Debt securities (2):
Fixed rate	$6,323	$1,021	$2,688	$317	$101	$247,251	$257,701	2.90%	$257,252
Variable rate	-	-	-	-	-	48,492	48,492	0.76%	48,079
Loans (3):
Fixed rate	105,537	56,303	51,311	66,499	26,910	173,086	479,646	6.02%	480,500
Variable rate	360,891	59,542	43,406	31,484	13,113	315,893	824,329	3.17%	773,350
Held for sale	37,079	-	-	-	-	-	37,079	3.61%	37,079
Interest-bearing bank balances	139,543	-	-	-	-	-	139,543	0.60%	139,543
Other earning assets	15,262	-	-	-	-	-	15,262	1.82%	15,262

Total	$664,635	$116,866	$97,405	$98,300	$40,124	$784,722	$1,802,052	3.62%	$1,751,065

Financial Liabilities
Interest-bearing demand deposits	$-	$-	$-	$-	$-	$230,084	$230,084	1.00%	$209,439
Savings deposits	-	-	-	-	-	43,724	43,724	0.26%	44,723
Money market deposits	-	-	-	-	-	312,007	312,007	0.97%	307,299
Time deposits:
Fixed rate	533,760	243,865	118,890	24,033	27,440	66	948,054	1.68%	958,570
Variable rate	10,259	3,119	110	100	-	-	13,588	5.14%	13,740
Retail repurchase agreements	-	-	-	-	-	-	9,628	0.78%	9,628
Federal Home Loan Bank advances Fixed rate	25,000	15,000	20,320	15,304	18,452	50,409	144,485	2.55%	150,466
Subordinated debt	-	-	-	-	-	-	7,500	3.90%	7,500
Trust preferred securities	-	-	-	-	-	-	56,702	2.65%	41,681

Total	$569,019	$261,984	$139,320	$39,437	$45,892	$636,290	$1,765,772	1.56%	$1,743,046

(1)	The average interest rate related to debt securities is stated on a fully taxable equivalent basis, assuming a 35% federal income tax rate.
(2)	Contractual maturities of debt and equity securities are based on amortized cost.
(3)	Nonaccrual loans are included in the balance of loans. The allowance for loan losses is excluded.

For a further discussion on market risk and how FNB United addresses this risk, see Item 7A of this Annual Report on Form 10-K.

Capital Adequacy

Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1 and Tier 2, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders’ equity and qualifying perpetual preferred stock and qualifying trust preferred securities, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock, trust preferred securities and the allowance for loan losses. Total capital, for risk-based purposes, consists of the sum of Tier 1 and Tier 2 capital. Under current requirements, the minimum total risk based capital ratio is 8.0% and the minimum Tier 1 capital ratio is 4.0%. The Company is subject to increased minimum capital requirements as part of the Consent Order with the Comptroller of the Currency. Under the requirements of the Consent Order the Bank must maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets. At December 31, 2010, FNB United and the Bank had total risk based capital ratios of (1.23)% and 4.70%, respectively, and Tier 1 risk based capital ratios of (1.23)% and 2.47%, respectively. The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.0%. At December 31, 2010, FNB United and the Bank had leverage capital ratios of (.91)% and 1.81%, respectively. For further discussion on capital strategies, refer to “Management’s Plans and Intentions” above.

Table 6

Regulatory Capital

(dollars in thousands)	For year ended December 31,
	2010		2009		2008

Total risk-based capital
Consolidated	$(17,911)	(1.2) %	$181,990	10.3%	$185,312	10.4%
Subsidiary Bank	68,178	4.7	178,023	10.1	182,084	10.2

Tier 1 risk-based capital
Consolidated	(17,911)	(1.2)	121,207	6.9	123,796	6.9
Subsidiary Bank	35,813	2.5	140,604	8.0	144,654	8.1

Leverage capital
Consolidated	(17,911)	(0.9)	121,207	5.7	123,796	6.1
Subsidiary Bank	35,813	1.8	140,604	6.6	144,654	7.2

The Bank is also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. The Order, as set forth above, requires the Bank to achieve and maintain Tier 1 capital of not less than 9% and total risk-based capital of not less than 12% for the life of the Order. The Bank has not achieved the required capital levels by the deadline imposed under the Order but is continuing to work to comply with the capital directive. As noted in Table 6 above, at December 31, 2010, the Bank was “significantly undercapitalized” under the regulatory framework for prompt corrective action. If the Company is unsuccessful in its efforts to raise additional capital, the Bank could become “critically undercapitalized” for capital reporting purposes, as defined by regulatory guidelines, as early as the end of the first quarter of 2011. As of February 28, 2011, the Bank was not “critically undercapitalized.”

Balance Sheet Review

Total assets decreased $180.0 million, or 9%, in 2010 and $56.9 million, or 3%, in 2009. By similar comparison, deposits decreased $25.7 million to $1.7 million, or 2% in 2010 and increased $207.4 million, or 14% in 2009. The level of total assets was also affected in 2010 by a net decrease of $259.0 million of loan outstandings as a direct result of management’s decision to deleverage the balance sheet. Average assets decreased by 6% in 2010 compared to a growth of 6% in 2009. The corresponding average deposit growth rate was 5% in 2010 compared to a growth of 11% in 2009. In addition, the Company recorded $45.0 million in deferred tax valuation allowance for 2010.

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

Table 7

Investment Securities Portfolio Analysis

The following table presents the amortized costs, fair value and weighted-average yield of securities by contractual maturity at December 31, 2010. The average yields are based on the amortized cost. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date. Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

On May 3, 2010, the Company reclassified the entire held-to-maturity investment securities portfolio to available-for-sale investment securities to provide additional liquidity to the Bank. At the time of reclassification, the held-to-maturity investment securities were carried at amortized cost of $83.2 million with an unrealized net gain of $3.5 million.

Available-for-Sale

(dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total

Amortized Cost
Obligations of:
U.S. Treasury and government agencies	$20	$-	$-	$-	$20
U.S. government sponsored agencies	5,003	-	18,487	-	23,490
States and political subdivisions	1,300	4,127	4,261	14,179	23,867
Residential mortgage-backed securities	-	-	8,566	250,250	258,816

Total available-for-sale securities	$6,323	$4,127	$31,314	$264,429	$306,193

Fair Value
Obligations of:
U.S. Treasury and government agencies	$21	-	$-	$-	$21
U.S. government sponsored agencies	5,161	-	18,355	-	23,516
States and political subdivisions	1,309	4,104	4,172	14,873	24,458
Residential mortgage-backed securities	-	-	8,568	248,768	257,336

Total available-for-sale securities	$6,491	$4,104	$31,095	$263,641	$305,331

Total average yield	4.64%	3.32%	2.46%	2.52%	2.56%

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

Additions to the investment securities portfolio depend to a large extent on the availability of funds that are not otherwise needed to satisfy loan demand.

Loans

FNB United’s primary source of revenue and largest component of earning assets is the loan portfolio. In 2010, loans decreased $259.0 million, or 17%, due to the Bank’s decision to reduce outstanding loans because of its current financial condition. In 2009, loans decreased $22.2 million, or 1%, due to reduction in loan demand stemming from ongoing uncertainty in the general economy and the market. In 2008, loans increased $139.1 million, or 10%, due entirely to internal loan generation.

Table 8 sets forth the major categories of loans for each of the last five years.

Table 8

Loan Portfolio Composition

(dollars in thousands)	December 31,
	2010		2009		2008		2007		2006

Loans held for sale	$37,079		$58,219		$17,586		$20,862		$17,615

Loans held for investment:
Commercial and agricultural	$93,747	7.2%	$194,134	12.4%	$184,909	11.7%	$182,713	12.6%	$315,184	24.2%
Real estate-construction	276,976	21.2	394,427	25.2	453,668	28.6	373,401	25.8	278,124	21.4
Real estate-mortgage:
1-4 family residential	388,859	29.8	398,134	25.5	369,948	23.3	331,194	22.9	319,182	24.5
Commercial	494,861	38.0	529,822	33.9	540,192	34.1	522,737	36.2	350,261	26.9
Consumer	49,532	3.8	46,504	3.0	36,478	2.3	36,071	2.5	39,089	3.0

Total	$1,303,975	100.0%	$1,563,021	100.0%	$1,585,195	100.0%	$1,446,116	100.0%	$1,301,840	100.0%

In 2010, loans held for sale decreased over 36%. This decrease is a result of the discontinuation of a wholesale purchasing agreement with Fannie Mae as well as lower production in 2010. Held-for-sale loans do not include any reclassifications from the held-for-investment portfolio. The held-for-investment portfolio experienced composition changes with a 5.2% decrease in commercial and agricultural loans and a 3.9% decrease in real estate construction loans, both offset by a 1.6% increase in 1-4 family residential mortgages, a 4.0% increase in commercial real estate mortgages and a 3.5% increase in consumer loans. In 2009 the held-for-investment portfolio experienced small composition changes primarily with a 3.4% decrease in real estate construction loans partially offset by a 2.2% increase in 1-4 family residential mortgages and a 0.7% increase in consumer loans.

The maturity distribution and interest rate sensitivity of selected loan categories at December 31, 2010 are presented in Table 9.

Table 9

Selected Loan Maturities

(dollars in thousands)	December 31, 2010
	One Year or Less	One to Five Years	Over Five Years	Total

Commercial and agricultural	$53,964	$27,684	$12,099	$93,747

Real estate-construction	217,770	45,229	13,977	276,976

Total	$271,734	$72,913	$26,076	$370,723

Sensitivity to rate changes:

Fixed interest rates	$27,695	$31,875	$18,006	$77,576

Variable interest rates	244,039	41,038	8,070	293,147

Total	$271,734	$72,913	$26,076	$370,723

Asset Quality

Management considers the asset quality of the Bank to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. As part of the loan review function, a third-party assessment group has been employed to review the underwriting documentation and risk grading analysis.

In June 2010, an external loan review of the Bank’s loan portfolio (as of April 30, 2010) was conducted, covering 49% of the total outstanding portfolio balance. The external loan review resulted in 9.3% of loans reviewed being downgraded from pass to non-pass. All risk downgrades identified during this review were included as factors in the computation of the allowance for loan losses as of June 30, 2010. Since December 31, 2009 the Company increased its allowance for loan losses to $76.2 million or 5.84% of gross loans.

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

The level of nonperforming loans increased significantly from $174.4 million, or 11.2% of loans held for investment at December 31, 2009, to $329.9 million, or 25.3% of loans held for investment at December 31, 2010. OREO was $63.6 million at December 31, 2010, compared to $35.2 million at December 31, 2009. General downward economic trends, increased unemployment and the depressed housing market in particular have negatively affected the credit performance of the residential real estate development and construction sectors of the Bank’s commercial portfolio in particular, and consumer credit more generally, resulting in additional delinquencies and loans placed on nonaccrual.

The continued softening of the real estate market through 2010 has adversely affected the Company’s net income. Real estate lending (including commercial, construction, land development, and residential) is a large portion of the Bank’s loan portfolio. These categories constitute $1.2 billion, or approximately 89.4%, of the Bank’s total loan portfolio. These categories are generally affected by changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. The downturn in the real estate markets in which the Company originates, purchases, and services mortgage and other loans hurts its business because these loans are secured by real estate. Further declines will adversely affect the Company’s future earnings.

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

The allowance for loan losses, as a percentage of loans held for investment, amounted to 5.84% at December 31, 2010 compared to 3.16% at December 31, 2009. Net charge-offs also significantly increased in 2010. A substantial portion of 2010 charge-offs were related to impaired loans, and consisted of loans considered wholly impaired and loans with partial impairment. During 2010, net charge-offs totaled $88.5 million, which exceeded the combined net charge-offs for the prior seven years. The provision for loan losses recorded in 2010 also exceeded the combined provision recorded in the prior seven years. As discussed above, the increased levels of nonperforming assets and charge-offs resulted largely from loan quality issues driven by worsening economic conditions, including strains in housing and real estate markets. Management continually performs thorough analyses of the loan portfolio. As a result of these analyses, certain loans have migrated to higher, more adverse risk grades and an aggressive posture towards the timely charge-off of identified impairment has also continued. Actual past due loans and loan charge-offs have remained at manageable levels and management continues to diligently work to improve asset quality. Management believes the allowance for loan losses of $76.2 million at December 31, 2010 is adequate to cover probable losses inherent in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment.

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

The majority of the Bank’s loan modifications relates to commercial lending and involves extending the term of the loan. In these cases, the Bank does not typically lower the interest rate or forgive principal or interest as part of the loan modification. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. The amount of loan restructurings increased during 2010, as the Bank continues to work with borrowers who are experiencing financial difficulties. As a result of continued economic stress, the Bank anticipates that it will have further increases in loan restructurings during 2011.

The Bank’s criteria for nonperforming status, impaired status and troubled debt restructures have been described earlier. The following table presents the Bank’s level and composition of nonperforming loans as of December 31:

(dollars in thousands)	2010	2009
Nonperforming Loans:
Current, nonaccrual	$76,216	$62,469
Delinquent 30-89 days, nonaccrual	53,440	17,626
Delinquent 90+ days, nonaccrual	195,412	87,411
Delinquent 90+ days, accruing	4,818	6,908

Total Nonperforming Loans	$329,886	$174,414

Nonperforming loans and impaired loans are overlapping sets of loans. Impaired loans are problem loans that may, or may not, have been placed into nonaccrual status. The complete repayment of principal and interest is considered probable for those impaired loans that have not been placed into a nonaccrual status, but not within contracted terms.

The differential between the amount of nonperforming impaired loans and total impaired loans noted above arises from two loans totaling $5.0 million, which were in the process of being refinanced at other institutions. Neither had been previously impaired. The refinancing process exceeded 90 days in both cases, however, which resulted in the loans being placed in nonaccrual.

The following table presents the level, composition and the reserves associated with those loan balances:

(dollars in thousands)	December 31, 2010		December 31, 2009
	Balance	Associated Reserves	Balance	Associated Reserves

Impaired loans, not individually reviewed for impairment	$717	$-	$5,660	$38

Impaired loans, individually reviewed, with no impairment	144,832	-	84,928	-

Impaired loans, individually reviewed, with impairment	185,504	52,827	98,010	28,868

Total impaired loans *	$331,053	$52,827	$188,598	$28,906

* Included at December 31, 2010 and December 31, 2009 were $6.5 million and $24.7 million, respectively, in restructured and performing loans.

At December 31, 2010, the bank had 83 impaired loans exceeding $1.0 million each, with total impairment of $42.7 million, comprised of 58 borrowing relationships. The average carrying value of impaired loans was $291.6 million in 2010 and $147.2 million in 2009.

Troubled debt restructures are a subset of impaired loans. The following table presents the level, accrual status and the reserves associated with these loan balances:

(dollars in thousands)	December 31, 2010			December 31, 2009
Troubled Debt Restructures:	Balance	Nonaccrual	Associated Reserves	Balance	Nonaccrual	Associated Reserves

TDRs with no impairment	$66,919	$60,345	$-	$58,897	$34,334	$-
TDRs with impairment	79,573	79,573	18,908	36,784	36,604	5,859

Total Troubled Debt Restructures	$146,492	$139,918	$18,908	$95,681	$70,938	$5,859

The following table presents the composition of impaired loans across loan types, along with the accrual status and the associated reserves, by type:

(dollars in thousands)	December 31, 2010			December 31, 2009
	Impaired	Nonaccrual	Associated Reserves	Impaired	Nonaccrual	Associated Reserves

Impaired Loans (composition across loan types):
Commercial and agricultural	$21,153	$20,550	$4,788	$5,061	$4,930	$849
Real estate - construction	145,540	144,403	24,802	100,459	99,583	17,840
Real estate - mortgage:
1 - 4 family residential	39,693	36,272	2,443	22,495	22,283	3,339
Commercial	124,459	123,681	20,794	60,300	36,750	6,877
Consumer	208	162	-	283	24	1

Total Impaired Loans	$331,053	$325,068	$52,827	$188,598	$163,570	$28,906

The Bank designates loans as “Special Mention” when the borrower’s financial condition or performance indicates that the loan may potentially become a problem loan. These loans are not classified as problem loans, nor are they impaired, and they have not been modified under conditions that require designation as troubled debt restructurings. At December 31, 2010, the Bank had designated $130.8 million as Special Mention loans, of which 15.3% were delinquent more than 30 days. 33 Special Mention loans had balances over $1.0 million and comprised approximately 66.1% of the total. Approximately 33.3% of the total Special Mention loans were categorized as land acquisition, development, and construction loans, with non-owner occupied commercial rental properties approximating another 15.0% of that total. These categories are generally affected by changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. In particular, a continuing trend of adverse economic conditions in the residential real estate market may result in Special Mention loans being individually reclassified as problem loans in the future.

Table 10

Summary of Allowance for Loan Losses

Table 10 presents an analysis of the changes in the allowance for loan losses and of the level of nonperforming assets for each of the last five years as of December 31.

(dollars in thousands)	2010	2009	2008	2007	2006
Balance, beginning of year	$49,461	$34,720	$17,381	$15,943	$9,945
Chargeoffs:
Commercial and agricultural	9,824	3,417	6,479	1,262	1,817
Real estate - construction	53,374	32,737	2,000	459	499
Real estate - mortgage	24,478	9,789	414	941	210
Consumer	3,574	3,442	3,532	2,831	2,104

Total chargeoffs	91,250	49,385	12,425	5,493	4,630

Recoveries:
Commercial and agricultural	581	70	292	415	1,123
Real estate - construction	52	544	-	42	120
Real estate - mortgage	449	264	197	171	268
Consumer	1,639	1,507	1,516	1,091	1,231
Leases	-	-	-	-	3

Total recoveries	2,721	2,385	2,005	1,719	2,745

Net chargeoffs	88,529	47,000	10,420	3,774	1,885
Provision charged to operations	115,248	61,741	27,759	5,514	2,526
Purchase accounting acquisition	-	-	-	-	6,038
Adjustment for reserve for unfunded commitments	-	-	-	-	(677)
Allowance adjustment for loans sold	-	-	-	(302)	(4)

Balance, end of year	$76,180	$49,461	$34,720	$17,381	$15,943

Nonperforming assets:
Nonaccrual loans	$325,068	$167,506	$95,173	$16,022	$8,282
Past due 90 days or more and still accruing interest	4,818	6,908	853	2,686	2,852

Total nonperforming loans	329,886	174,414	96,026	18,708	11,134

Other real estate owned	63,627	35,170	6,509	2,862	3,361
Foreclosed assets	138	68	92	181	196

Total nonperforming assets	$393,651	$209,652	$102,627	$21,751	$14,691

Asset quality ratios:
Net loan chargeoffs to average loans	5.92%	2.97%	0.67%	0.27%	0.16%
Net loan chargeoffs to allowance for loan losses	116.21	95.02	30.01	21.71	11.82
Allowance for loan losses to loans held for investment	5.84	3.16	2.19	1.20	1.22
Total nonperforming loans to loans held for investment	25.30	11.16	6.06	1.29	0.86

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

Information about management’s allocation of the allowance for loan losses by loan category is presented in the following table.

Table 11

Allocations of Allowance for Loan Losses

(dollars in thousands)	December 31,
	2010	2009	2008	2007	2006

Commercial and agricultural	$8,343	$3,543	$4,146	$2,777	$4,474
Real estate - construction	36,763	23,932	15,238	5,254	3,829
Real estate - mortgage	29,916	21,040	8,853	6,599	5,745
Consumer	1,133	627	3,474	2,751	1,895
Unallocated	25	319	3,009	-	-

Total allowance for loan losses	$76,180	$49,461	$34,720	$17,381	$15,943

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

In 2010, deposits decreased $25.7 million, or 1.5%. Noninterest-bearing demand deposits decreased slightly while there were net decreases in all types of interest-bearing accounts (demand, savings, money-market, and time deposits). Certificates of deposit decreased 1.4% to $961.6 million, from $975.2 million in 2009 while other deposits decreased 1.6% to $734.7 million compared to $746.9 million in 2009. Brokered certificates of deposit were $140.2 million, or 8.3% of total deposits, of which $7.5 million were in the Promontory Interfinancial Network, LLC CDARS program.

In 2009, deposits increased by $207.4 million, or 13.7%. Noninterest-bearing demand deposits increased slightly while there were increases in all types of interest-bearing accounts (demand, savings, money-market, and time deposits). Certificates of deposit increased 10.2% to $975.2 million, from $885.3 million in 2008 while other deposits increased 18.7% to $746.9 million compared to $629.5 million in 2008. Brokered certificates of deposit were $112.3 million, or 6.52% of total deposits, of which $90.5 million were in the Promontory Interfinancial Network, LLC CDARS program.

Table 12 shows the year-end and average deposit balances for the years 2010, 2009 and 2008 and the changes in 2010 and 2009.

Table 12

Analysis of Deposits

	2010			2009			2008
(dollars in thousands)		Change from Prior Year			Change from Prior Year
	Balance	Amount	%	Balance	Amount	%	Balance
Year End Balances
Interest-bearing deposits:
Demand deposits	$230,084	$3,388	1.5	$226,696	$53,082	30.6	$173,614
Savings deposits	43,724	3,001	7.4	40,723	2,610	6.8	38,113
Money market deposits	312,007	(14,951)	(4.6)	326,958	59,462	22.2	267,496

Total	585,815	(8,562)	(1.4)	594,377	115,154	24.0	479,223
Time deposits	961,642	(13,587)	(1.4)	975,229	89,978	10.2	885,251

Total interest-bearing deposits	1,547,457	(22,149)	(1.4)	1,569,606	205,132	15.0	1,364,474
Noninterest-bearing demand deposits	148,933	(3,589)	(2.4)	152,522	2,249	1.5	150,273

Total deposits	$1,696,390	$(25,738)	(1.5)	$1,722,128	$207,381	13.7	$1,514,747

Average Balances
Interest-bearing deposits:
Demand deposits	$228,054	$29,711	15.0	$198,343	$30,451	18.1	$167,892
Savings deposits	43,224	2,923	7.3	40,301	(502)	(1.2)	40,803
Money market deposits	321,180	12,490	4.0	308,690	33,872	12.3	274,818

Total	592,458	45,124	8.2	547,334	63,821	13.2	483,513
Time deposits	974,192	34,054	3.6	940,138	97,894	11.6	842,244

Total interest-bearing deposits	1,566,650	79,178	5.3	1,487,472	161,715	12.2	1,325,757
Noninterest-bearing demand deposits	158,369	6,011	3.9	152,358	(5,634)	(3.6)	157,992

Total deposits	$1,725,019	$85,189	5.2	$1,639,830	$156,081	10.5	$1,483,749

Capital Adequacy and Resources

Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1 and Tier 2, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders’ equity and qualifying perpetual preferred stock and qualifying trust preferred securities, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier

1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock, trust preferred securities and the allowance for loan losses. Total capital, for risk-based purposes, consists of the sum of Tier 1 and Tier 2 capital. Under the requirements of the Consent Order, the minimum total capital ratio is 12.00% and the minimum Tier 1 capital ratio is 9.00% for the Bank. At December 31, 2010, FNB United and the Bank had total risk-based capital ratios of (1.23)% and 4.70%, respectively, and Tier 1 capital ratios of (1.23)% and 2.47%, respectively. The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.0%. At December 31, 2010, FNB United and the Bank had leverage capital ratios of (.91)% and 1.81%, respectively. The Bank is subject to increased minimum capital requirements as part of the Order with the Comptroller of the Currency.

If the Company is unsuccessful in its efforts to raise additional capital, the Bank could become “critically undercapitalized” for capital reporting purposes, as defined by regulatory guidelines, as early as the end of the first quarter of 2011. As of February 28, 2011 the Bank was not “critically undercapitalized.”

As shown in the accompanying table, FNB United and its wholly owned banking subsidiary have capital levels below the minimum levels for “adequately capitalized” bank holding companies and banks as of December 31, 2010.

				Minimum Regulatory Requirement
	Consolidated		Bank	Adequately Capitalized	Well- Capitalized	Pursuant to Order

Total risk-based capital ratio	(1.23	) %	4.70%	8.00%	10.00%	12.00%

Tier 1 risk-based capital ratio	(1.23	) %	2.47%	4.00%	6.00%	9.00%

Leverage capital ratio	(0.91	) %	1.81%	4.00%	5.00%	9.00%

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

On December 30, 2010 and February 28, 2011, the Bank entered into and consummated conversion agreements with SunTrust Bank, pursuant to which $12.5 million of the outstanding principal amount of the $15.0 million subordinated term loan from SunTrust to the Bank issued on June 30, 2008 was converted into 12.5 million shares of nonvoting, nonconvertible, nonredeemable cumulative preferred stock, par value $1.00 per share, of the Bank. The

Bank amended its articles of association to authorize the preferred stock issued to SunTrust in the conversions. The preferred stock carries an 8.0% dividend rate.

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

Non-GAAP Measures

This Annual Report on Form 10-K contains financial information determined by methods other than in accordance with generally accepted accounting principles (“GAAP”). FNB United’s management uses these non-GAAP measures in their analysis of FNB United’s performance. These non-GAAP measures exclude goodwill and core deposit premiums from the calculations of return on average assets and return on average equity. Management believes presentations of financial measures excluding the impact of goodwill and core deposit premiums provide useful supplemental information that is essential to a proper understanding of the operating results of FNB United’s core businesses. In addition, certain designated net interest income amounts are presented on a taxable equivalent basis. Management believes that the presentation of net interest income on a taxable equivalent basis aids in the comparability of net interest income arising from taxable and tax-exempt sources.

These non-GAAP financial measures are “net income (loss) per share assuming dilution adjusted for goodwill impairment charge,” “common shareholders’ equity,” “tangible common shareholders’ equity,” “tangible shareholders’ equity,” “tangible assets” and “tangible common book value per share.” The Company’s management, the entire financial services sector, bank stock analysts, and bank regulators use these non-GAAP measures in their analysis of the Company’s performance.

•	“Common shareholders’ equity” is shareholders’ equity less preferred stock.

•	“Tangible common shareholders’ equity” is shareholders’ equity less goodwill, other intangible assets and preferred stock.

•	“Tangible shareholders’ equity” is shareholders’ equity less goodwill and other intangible assets.

•	“Tangible assets” are total assets less goodwill and other intangible assets.

•

“Tangible book value per common share” is defined as total equity reduced by recorded goodwill, other intangible assets and preferred stock divided by total common shares outstanding. This measure discloses changes from period-to-period in book value per share exclusive of changes in intangible assets and preferred stock. Goodwill, an intangible asset that is recorded in a purchase business combination, has the effect of increasing total book value while not increasing the tangible assets of a company. Companies utilizing purchase accounting in a business combination, as required by GAAP, must record goodwill related to such transactions.

These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. The following reconciliation table provides a more detailed analysis of these non-GAAP measures:

	At and for the Year Ended December 31,
	2010	2009	2008	2007	2006
Total shareholders’ equity	$(9,929)	$98,359	$147,917	$216,256	$207,668
Less: Preferred stock	(56,424)	(48,205)	-	-	-
Less: Common stock warrant	(3,891)	(3,891)	-	-	-

Common shareholders’ equity	$(70,244)	$46,263	$147,917	$216,256	$207,668

Total shareholders’ equity	$(9,929)	$98,359	$147,917	$216,256	$207,668
Less:
Goodwill	-	-	(52,395)	(110,195)	(110,956)
Core deposit and other intangibles	(4,173)	(4,968)	(5,762)	(6,564)	(7,378)
Preferred stock	(56,424)	(48,205)	-	-	-
Common stock warrant	(3,891)	(3,891)	-	-	-

Tangible common shareholders’ equity	$(74,417)	$41,295	$89,760	$99,497	$89,334

Total shareholders’ equity	$(9,929)	$98,359	$147,917	$216,256	$207,668
Less:
Goodwill	-	-	(52,395)	(110,195)	(110,956)
Core deposit and other intangibles	(4,173)	(4,968)	(5,762)	(6,564)	(7,378)

Tangible shareholders’ equity	$(14,102)	$93,391	$89,760	$99,497	$89,334

Total assets	$1,921,277	$2,101,296	$2,044,434	$1,906,506	$1,815,582
Less:
Goodwill	-	-	(52,395)	(110,195)	(110,956)
Core deposit and other intangibles	(4,173)	(4,968)	(5,762)	(6,564)	(7,378)

Tangible assets	$1,917,104	$2,096,328	$1,986,277	$1,789,747	$1,697,248

Book value per common share	$(6.15)	$4.05	$12.94	$18.93	$18.39
Effect of intangible assets	$(0.36)	$(0.44)	$(5.09)	$(10.22)	$(9.83)
Tangible book value per common share	$(6.51)	$3.61	$7.85	$8.71	$8.56

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of other real estate owned, the valuation of securities and the treatment of deferred tax assets. Actual results could differ from those estimates.

Allowance for Loan Losses

The allowance for loan losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management’s best estimate of probable loan losses incurred as of the balance sheet date. FNB United’s allowance for loan losses is also assessed monthly by management. This assessment includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. The Company has grouped its loans into pools according to the loan segmentation regime employed on schedule RC-C of the FFIEC’s Consolidated Report of Condition and Income (the “Call Report”). Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. The Company recently implemented a new loan loss software program as a modeling tool to assist in the determination of an adequate level of reserves to cover loan losses. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used. See additional discussion under “Asset Quality.”

Valuation of Other Real Estate Owned

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

To identify and manage its interest rate risk, the Bank employs an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on contractual cash flows and repricing characteristics and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes management projections for activity levels in each of the product lines offered by the Bank. Assumptions are inherently uncertain and the measurement of net interest income or the impact of rate fluctuations on net interest income cannot be precisely predicted. Actual results may differ from simulated results due to timing, magnitude, and frequency of interest changes as well as changes in market conditions and management strategies.

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

The following table shows the Bank’s estimated net interest income profile for the 12-month period beginning December 31, 2010:

Changes in Interest Rates (basis points)	Percentage Change in Net Interest Income –12 Months
+200	+2.40%
+100	+0.91%
-100	-0.37%
-200	-1.90%

ALCO also monitors the sensitivity of the Bank’s economic value of equity (“EVE”) due to sudden and sustained changes in market rates. The EVE ratio, measured on a static basis at the current period end, is calculated by dividing the economic value of equity by the economic value of total assets. ALCO monitors the change in EVE on a percentage change basis.

The following table estimates changes in EVE for given changes in interest rates as of December 31, 2010:

Change in Interest Rates (basis points)	Percentage Change in EVE
+200	+12.15%
+100	+8.56%
-100	- 8.35%
-200	-22.25%

The Bank is in compliance with its internal policy on changes in net interest income but not in changes to EVE as of December 31, 2010. The Bank is currently working on strategies to get changes in EVE within acceptable guidelines. However, due to the current low level of market interest rates, ALCO believes the Bank is not subject to any appreciable level of interest rate risk and is well positioned to take advantage of higher interest rates.

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

(dollars in thousands, except per share data)
	2010
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$17,951	$19,376	$21,759	$23,751
Interest expense	7,018	7,818	7,749	8,050

Net interest income	10,933	11,558	14,010	15,701
Provision for loan losses	22,437	55,892	27,429	9,490

Net interest (loss)/income after provision for loan losses	(11,504)	(44,334)	(13,419)	6,211

Noninterest income	12,883	6,541	5,937	5,626
Noninterest expense	27,375	17,127	20,271	14,828

Loss before income taxes	(25,996)	(54,920)	(27,753)	(2,991)
Income taxes expense/(benefit)	3,575	(74)	(2,828)	586

Net loss	(29,571)	(54,846)	(24,925)	(3,577)
Preferred stock dividends	(828)	(825)	(822)	(819)

Net loss to common shareholders	$(30,399)	$(55,671)	$(25,747)	$(4,396)

Net loss per common share:
Basic	$(2.67)	$(4.87)	$(2.25)	$(0.38)
Diluted	$(2.67)	$(4.87)	$(2.25)	$(0.38)

	2009
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$25,274	$26,498	$26,053	$25,346
Interest expense	8,873	10,081	10,807	11,214

Net interest income	16,401	16,417	15,246	14,132
Provision for loan losses	24,657	17,500	5,525	14,059

Net interest (loss)/income after provision for loan losses	(8,256)	(1,083)	9,721	73

Noninterest income	5,421	4,960	5,490	5,882
Noninterest expense	16,157	71,553	16,356	15,846

Loss before income taxes	(18,992)	(67,676)	(1,145)	(9,891)
Income taxes expense/(benefit)	9,043	(185)	(742)	(4,124)

Net loss	(28,035)	(67,491)	(403)	(5,767)
Preferred stock dividends	(818)	(813)	(809)	(431)

Net loss to common shareholders	$(28,853)	$(68,304)	$(1,212)	$(6,198)

Net loss per common share:
Basic	$(2.53)	$(5.98)	$(0.11)	$(0.54)
Diluted	$(2.53)	$(5.98)	$(0.11)	$(0.54)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

FNB United Corp. and Subsidiary

Asheboro, North Carolina

We have audited the accompanying consolidated balance sheets of FNB United Corp. and Subsidiary (the “Corporation”) as of December 31, 2010 and 2009, and the related consolidated statements of loss, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNB United Corp. and Subsidiary at December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. The Corporation continued to incur significant net losses in 2010, primarily from the higher provisions for loan losses due to the significant level of non-performing assets. The Corporation is significantly undercapitalized per regulatory guidelines and has failed to reach capital levels required in the Consent Order issued by the Office of the Comptroller of the Currency (the “OCC”) in 2010. These matters raise substantial doubt about the Corporation’s ability to continue as a going concern. Management’s plans in regard to these matters are discussed further in Note 3 of the consolidated financial statements. The 2010 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FNB United Corp. and Subsidiary’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2011 expressed an adverse opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/ Dixon Hughes PLLC

Charlotte, North Carolina

March 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

FNB United Corp. and Subsidiary

Asheboro, North Carolina

We have audited FNB United Corp. and Subsidiary (the “Corporation”)’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Corporation’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the valuation of other real estate owned has been identified and included in management’s assessment.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, FNB United Corp. and Subsidiary has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of FNB United Corp. and Subsidiary as of December, 31, 2010 and

2009 and for each of the three years in the period ended December 31, 2010. The material weakness identified above was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2010 consolidated financial statements, and this report does not affect our report dated March 14, 2011 on those consolidated financial statements, which expressed an unqualified opinion thereon that included an explanatory paragraph relating to the existence of substantial doubt about the Corporation’s ability to continue as a going concern.

We do not express an opinion or any other form of assurance on management’s statement referring to compliance with designated laws and regulations related to safety and soundness.

/s/ Dixon Hughes PLLC

Charlotte, North Carolina

March 14, 2011

FNB United Corp. and Subsidiary

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)	December 31,	December 31,
	2010	2009
Assets
Cash and due from banks	$21,051	$27,600
Interest-bearing bank balances	139,543	98
Investment securities:
Available-for-sale, at estimated fair value (amortized cost of $306,193 in 2010 and $232,905 in 2009)	305,331	237,630
Held-to-maturity (estimated fair value of $91,521 in 2009)	-	88,559
Loans held for sale	37,079	58,219

Loans held for investment	1,303,975	1,563,021
Less: Allowance for loan losses	(76,180)	(49,461)

Net loans held for investment	1,227,795	1,513,560

Premises and equipment, net	45,098	48,115
Other real estate owned	63,627	35,170
Core deposit premiums	4,173	4,968
Bank-owned life insurance	31,968	30,883
Other assets	45,612	56,494

Total Assets	$1,921,277	$2,101,296

Liabilities
Deposits:
Noninterest-bearing demand deposits	$148,933	$152,522
Interest-bearing deposits:
Demand, savings and money market deposits	585,815	594,377
Time deposits of $100,000 or more	544,732	503,393
Other time deposits	416,910	471,836

Total deposits	1,696,390	1,722,128

Retail repurchase agreements	9,628	13,592
Federal Home Loan Bank advances	144,485	166,165
Federal funds purchased	-	10,000
Subordinated debt	7,500	15,000
Junior subordinated debentures	56,702	56,702
Other liabilities	16,501	19,350

Total Liabilities	1,931,206	2,002,937

Shareholders’ Equity
Preferred stock Series A, $10.00 par value; authorized 200,000 shares, 51,500 shares issued and outstanding at $1,000 stated value	48,924	48,205
Preferred stock, $1.00 par value, authorized 15,000,000 shares, 7,500,000 shares issued and outstanding	7,500	-
Common stock warrant	3,891	3,891
Common stock, $2.50 par value; authorized 50,000,000 shares, issued 11,424,390 shares in 2010 and 11,426,413 shares in 2009	28,561	28,566
Surplus	115,073	115,039
Accumulated deficit	(210,187)	(96,234)
Accumulated other comprehensive loss	(3,691)	(1,108)

Total Shareholders’ Equity	(9,929)	98,359

Total Liabilities and Shareholders’ Equity	$1,921,277	$2,101,296

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary

Consolidated Statements of Loss

(dollars in thousands, except share and per share data)	Years Ended December 31,
	2010	2009	2008
Interest Income
Interest and fees on loans	$68,807	$84,261	$103,365
Interest and dividends on investment securities:
Taxable income	11,976	16,256	7,820
Non-taxable income	1,551	2,256	2,040
Other interest income	503	398	810

Total interest income	82,837	103,171	114,035

Interest Expense
Deposits	24,911	32,490	42,211
Retail repurchase agreements	98	127	651
Federal Home Loan Bank advances	3,517	5,795	7,223
Federal funds purchased	4	156	501
Other borrowed funds	2,105	2,407	3,432

Total interest expense	30,635	40,975	54,018

Net Interest Income before Provision for Loan Losses	52,202	62,196	60,017
Provision for loan losses	115,248	61,741	27,759

Net Interest (Loss)/Income after Provision for Loan Losses	(63,046)	455	32,258

Noninterest Income
Service charges on deposit accounts	7,358	8,956	9,167
Mortgage loan income	5,510	9,888	6,340
Cardholder and merchant services income	3,000	2,514	2,395
Trust and investment services	1,946	1,741	1,827
Bank owned life insurance	988	1,068	983
Other service charges, commissions and fees	1,030	1,158	796
Securities gains, net	10,647	989	646
Net gain on fair value swap	273	66	-
Total other-than-temporary impairment loss	-	(4,985)	-
Portion of loss recognized in other comprehensive income	-	-	-

Net impairment loss recognized in earnings	-	(4,985)	-
Other income	235	358	764

Total noninterest income	30,987	21,753	22,918

Noninterest Expense
Personnel expense	30,360	32,932	33,081
Net occupancy expense	5,031	5,522	5,343
Furniture, equipment and data processing expense	7,056	7,121	6,705
Professional fees	3,908	2,070	2,552
Stationery, printing and supplies	526	703	1,174
Advertising and marketing	1,634	2,056	1,371
Other real estate owned expense	13,131	3,472	610
Credit/debit card expense	1,715	1,672	1,716
FDIC insurance	5,856	4,170	894
Goodwill impairment	-	52,395	57,800
Mortgage servicing rights impairment	2,995	-	-
Other expense	7,389	7,799	6,857

Total noninterest expense	79,601	119,912	118,103

Loss before income taxes	(111,660)	(97,704)	(62,927)
Income tax benefit/(expense)	1,259	3,992	(3,118)

Net Loss	(112,919)	(101,696)	(59,809)
Preferred stock dividends	(3,294)	(2,871)	-

Net Loss to Common Shareholders	$(116,213)	$(104,567)	$(59,809)

Net loss per common share:
Basic	$(10.17)	$(9.16)	$(5.24)
Diluted	$(10.17)	$(9.16)	$(5.24)

Weighted average number of common shares outstanding:
Basic	11,423,967	11,416,977	11,407,616
Diluted	11,423,967	11,416,977	11,407,616

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss

(in thousands, except share and per share data)	Preferred Stock		Common Stock		Common Stock Warrant	Surplus	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2007	-	$-	11,426,902	$28,567	$-	$114,119	$74,199	$(629)	$216,256
Cumulative effect of a change in accounting principle - record postretirement benefit related to split-dollar insurance	-	-	-	-	-	-	(344)	-	-
Comprehensive income:
Net loss	-	-	-	-	-	-	(59,809)	-	(59,809)
Other comprehensive income, net of taxes: Unrealized holding losses arising during the period on securities available-for-sale, net of tax	-	-	-	-	-	-	-	(781)	(781)
Reclassification adjustment for losses on securities available-for-sale included in net income, net of tax	-	-	-	-	-	-	-	(139)	(139)

Change in unrealized losses on securities, net of tax	-	-	-	-	-	-	-	(920)	(920)
Interest rate swap, net of tax	-	-	-	-	-	-	-	(300)	(300)
Pension and post-retirement liability, net of tax	-	-	-	-	-	-	-	(2,480)	(2,480)

Total comprehensive loss									(63,509)

Cash dividends declared on common stock, $.45 per share	-	-	-	-	-	-	(5,142)	-	(5,142)
Stock options:
Proceeds from options exercised	-	-	150	1	-	1	-	-	2
Compensation expense recognized	-	-	-	-	-	429	-	-	429
Restricted stock:
Shares issued/terminated, subject to restriction	-	-	951	2	-	(75)	-	-	(73)
Compensation expense recognized	-	-	-	-	-	298	-	-	298

Balance, December 31, 2008	-	$-	11,428,003	$28,570	$-	$114,772	$8,904	$(4,329)	$147,917
Comprehensive loss:
Net loss	-	-	-	-	-	-	(101,696)	-	(101,696)
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period on securities available-for-sale, net of tax	-	-	-	-	-	-	-	3,767	3,767
Reclassification adjustment for losses on securities available-for-sale included in net income, net of tax	-	-	-	-	-	-	-	(3,548)	(3,548)
Unrealized holding gains on securities for which credit-related portion was recognized in net realized investment gains/(losses), net of tax	-	-	-	-	-	-	-	3,016	3,016

Change in unrealized gains on securities, net of tax	-	-	-	-	-	-	-	3,235	3,235
Interest rate swap, net of tax								51	51
Pension and post-retirement liability, net of tax	-	-	-	-	-	-	-	(65)	(65)

Total comprehensive loss									(98,475)

Issuance of preferred stock, series A	51,500	47,609	-	-	3,891	-	-	-	51,500
Accretion of discount on preferred stock	-	596	-	-	-	-	(596)	-	-
Cash dividends declared on common stock, $.05 per share	-	-	-	-	-	-	(574)	-	(574)
Cash dividends declared on Series A preferred stock, $12.50 per share		-	-	-	-	-	-	(2,272)	-
									(2,272)
Stock options:
Compensation expense recognized	-	-	-	-	-	211	-	-	211
Restricted stock:
Shares issued/terminated, subject to restriction	-	-	(1,590)	(4)	-	(138)	-	-	(142)
Compensation expense recognized	-	-	-	-	-	194	-	-	194

Balance, December 31, 2009	51,500	$48,205	11,426,413	$28,566	$3,891	$115,039	$(96,234)	$(1,108)	$98,359
Comprehensive loss:
Net loss	-	-	-	-	-	-	(112,919)	-	(112,919)
Other comprehensive income, net of taxes:
Unrealized holding gains arising during the period on securities available-for-sale, net of tax	-	-	-	-	-	-	-	946	946
Unrealized holding gains arising during the period on reclassifying held-to-maturity securities to available-to-sale securities, net of tax	-	-	-	-	-	-	-	2,105	2,105
Reclassification adjustment for gains on securities available-for-sale included in net income, net of tax	-	-	-	-	-	-	-	(6,441)	(6,441)

Change in unrealized gains on securities, net of tax	-	-	-	-	-	-	-	(3,390)	(3,390)
Interest rate swap, net of tax	-	-	-	-	-	-	-	249	249
Pension and post-retirement liability, net of tax	-	-	-	-	-	-	-	558	558

Total comprehensive loss									(115,502)

Issuance of preferred stock	7,500	7,500	-	-	-	-	-	-	7,500
Accretion of discount on preferred stock	-	719	-	-	-	-	(719)	-	-
Cash dividends declared on Series A preferred stock, $12.50 per share		-	-	-	-	-	(315)	-	-
									(315)
Stock options:
Proceeds from options exercised	-	-	-	-	-	-	-	-	-
Compensation expense recognized	-	-	-	-	-	32	-	-	32
Restricted stock:
Shares issued/terminated, subject to restriction	-	-	(2,023)	(5)	-	(16)	-	-	(21)
Compensation expense recognized	-	-	-	-	-	18	-	-	18

Balance, December 31, 2010	59,000	$56,424	11,424,390	$28,561	$3,891	$115,073	$(210,187)	$(3,691)	$(9,929)

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary

Consolidated Statements of Cash Flows

(dollars in thousands)	Year Ended December 31,
	2010	2009	2008
Operating Activities
Net loss	$(112,919)	$(101,696)	$(59,809)
Adjustments to reconcile net loss to cash (used in) provided by operatings activities:
Depreciation and amortization of premises and equipment	3,665	3,700	3,453
Provision for loan losses	115,248	61,741	27,759
Deferred income taxes	(44,732)	(18,385)	(5,056)
Deferred loan fees and costs, net	(314)	(2,060)	(503)
Premium amortization and discount accretion of investment securities, net	(3,814)	(1,689)	(422)
Gain on sale of investment securities	(10,647)	(989)	(646)
Other-than-temporary impairment charge	-	4,985	-
Amortization of core deposit premiums	795	794	802
Stock compensation expense	50	405	727
Increase in cash surrender value of bank-owned life insurance	(1,085)	(1,187)	(1,045)
Mortgage loans held for sale:
Origination of mortgage loans held for sale	(465,581)	(762,087)	(260,964)
Proceeds from sale of mortgage loans held for sale	491,561	748,598	248,330
Gain on mortgage loan sales	(5,510)	(9,888)	(6,340)
Mortgage servicing rights capitalized	(1,340)	(1,642)	(1,182)
Mortgage servicing rights amortization and impairment	3,748	829	38
Goodwill impairment	-	52,395	57,800
Net loss on other real estate owned	8,538	1,771	531
Changes in assets and liabilities:
Decrease/(increase) in interest receivable	2,097	(1,254)	2,435
(Increase)/decrease in other assets	49,046	12,513	(2,289)
Increase in accrued interest and other liabilities	3,383	2,478	364

Net cash provided by/(used in) operating activities	32,189	(10,668)	3,983

Investing Activities
Available-for-sale securities:
Proceeds from sales	214,181	40,789	28,165
Proceeds from maturities and calls	100,694	85,959	105,382
Purchases	(291,341)	(158,398)	(197,395)
Held-to-maturity securities:
Proceeds from maturities and calls	6,184	20,367	12,285
Purchases	-	(78,548)	(4,487)
Net decrease/(increase) in loans held for investment	90,998	(55,591)	(154,105)
Proceeds from sales of loans	33,505	-	-
Proceeds from sale of other real estate owned	10,981	4,954	2,757
Improvements to other real estate owned	(363)	(439)	-
Proceeds from settlement of bank-owned life insurance	-	205	-
Purchases of premises and equipment	(750)	(1,040)	(8,751)
Purchases of SBIC investments	-	(100)	(75)

Net cash provided by/(used in) investing activities	164,089	(141,842)	(216,224)

Financing Activities
Net (decrease)/increase in deposits	(25,738)	207,381	73,705
Decrease in retail repurchase agreements	(3,964)	(4,553)	(10,988)
(Decrease)/increase in Federal Home Loan Bank advances	(23,036)	(72,813)	106,970
(Decrease)/increase in Federal funds purchased	(10,000)	(27,000)	23,500
(Decrease)/increase in other borrowings	(7,500)	-	15,000
Proceeds from exercise of stock options	-	-	2
Tax benefit from exercise of stock options	-	-	-
Proceeds from issuance of Series A preferred stock and common stock warrant	-	51,500	-
Proceeds from issuance of other preferred stock	7,500	-	-
Cash dividends paid on common stock	-	(1,714)	(5,712)
Cash dividends paid on Series A preferred stock	(644)	(1,946)	-

Net cash (used in)/provided by financing activities	(63,382)	150,855	202,477

Net Increase/(Decrease) in Cash and Cash Equivalents	132,896	(1,655)	(9,764)
Cash and Cash Equivalents at Beginning of Period	27,698	29,353	39,117

Cash and Cash Equivalents at End of Period	$160,594	$27,698	$29,353

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$30,516	$42,580	$54,564
Income taxes, net of refunds	645	700	2,352
Noncash transactions:
Foreclosed loans transferred to other real estate	(47,976)	35,089	6,934
Unrealized securities (losses)/gains, net of income taxes (benefit)/expense	(3,390)	3,235	(939)
Employee benefit plan costs, net of income taxes	558	(65)	(2,480)
Unrealized gains/(losses) on interest rate swaps	249	51	(300)
Record postretirement benefit related to split-dollar insurance	-	-	(344)

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Note 1 – Summary of Significant Accounting Policies and Nature of Operations

Nature of Operations/Consolidation

FNB United Corp. (“FNB United”), formerly known as FNB Corp., is a bank holding company whose wholly owned subsidiary is CommunityONE Bank, National Association (“the Bank”). The Bank has three wholly owned subsidiaries, Dover Mortgage Company (“Dover”), First National Investor Services, Inc., and Premier Investment Services, Inc (inactive). Through its subsidiaries, FNB United offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers. The Bank has offices in Alamance, Alexander, Ashe, Catawba, Chatham, Gaston, Guilford, Iredell, Mecklenburg, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes counties in North Carolina. During 2010, Dover had a retail origination network based in Charlotte, North Carolina with retail offices in New Hampshire, North Carolina, South Carolina, Tennessee and Virginia. The wholesale origination network, also based in Charlotte, North Carolina, originated loans for properties located in North Carolina. See Note 25 “Subsequent Events” for discussion on changes at Dover.

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

Business Segments

The Company reports business segments in accordance with regulatory guidelines. Business segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The guidelines require that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the business segments were determined and other items. The Company only has one business segment.

Recent Accounting Pronouncements

Allowance for Loan Losses. In July 2010, new guidance regarding the disclosures associated with credit quality and the allowance for loan losses was issued. This standard requires additional disclosures related to the allowance for loan loss with the objective of providing financial statement users with greater transparency about an entity’s loan loss reserves and overall credit quality. Additional disclosures include showing on a disaggregated basis the aging of receivables, credit quality indicators, and troubled debt restructures with their effect on the allowance for loan loss. For public entities, the disclosures as of the end of a reporting period are effective for the first interim or annual reporting period ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for the first interim or annual reporting period beginning on or after December 15, 2010. The Company has adopted the period-end disclosure requirements as of December 31, 2010. The adoption of these requirements did not have a material impact on the Company’s financial position and results of operations. It did, however, increase the amount of disclosures in the notes to the consolidated financial statements.

Modifications of Purchased Loans. In June 2010, an accounting standards update was issued, which clarifies guidance for accounting for certain purchased loans and improves comparability between reporting companies by eliminating diversity in practice. Modifications of purchased impaired loans that are accounted for within a pool do not result in the removal of these loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. This update is effective for interim or annual periods ending on or after July 15, 2010. The adoption of this accounting standard update did not have a material impact on the Company’s consolidated financial statements.

Disclosures about Fair Value. In January 2010, additional guidance was issued to the fair value measurements and disclosures standards and requires disclosures of significant transfers in and out of Levels 1 and 2 fair value measurements and the reasons for the transfers. Additionally, for fiscal years beginning after December 15, 2010, activity in Level 3 fair value measurements must also be disclosed and includes purchases, sales, issuances and settlements. The Company does not expect the adoption of the new accounting standard update to materially affect its financial statements other than the additional disclosures for Level 3 activities beginning in the first quarter of 2011.

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

Accounting for Transfers of Financial Assets. This requirement eliminates the concept of a qualifying special purpose entity (QSPE), changes the requirements for derecognizing financial assets, and requires additional disclosures, including information about continuing exposure to risks related to transferred financial assets. It is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009. The disclosure requirements must be applied to transfers that occurred before and after the effective date. The adoption of this accounting guidance had no effect on financial position or results of operations.

Special Purpose Entities. The requirement created new criteria for determining the primary beneficiary, eliminates the exception to consolidating QSPEs, requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures. It is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly-consolidated variable interest entities). The Company does not have any Special Purpose Entities as of December 31, 2010. The adoption of this accounting guidance did not affect the Company’s financial position or results of operation.

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

The Company intends to hold its securities classified as available-for-sale securities for an indefinite period of time but may sell them prior to maturity. All other securities, which the Company has the positive intent and ability to hold to maturity, are classified as held-to-maturity securities. The Bank reclassified the held-to-maturity securities portfolio to available-for-sale on May 3, 2010 in order to provide additional liquidity to the Bank. At December 31, 2010, the Bank no longer had securities in the held-to-maturity portfolio.

A decline, which is deemed to be other than temporary, in the market value of any available-for-sale or held-to-maturity equity security to a level below cost results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

The Company’s policy regarding other than temporary impairment (OTTI) of investment securities requires continuous monitoring of those securities. The evaluation includes an assessment of both qualitative and quantitative measures to determine whether, in management’s judgment, the investment is likely to recover its original value. If the evaluation concludes that the investment is not likely to recover its original value, the unrealized loss is reported as an OTTI, and the loss is recorded as a securities transaction on the Consolidated Statement of Loss.

For debt securities, an impairment loss is recognized in earnings only when (1) the Company intends to sell the debt security; (2) it is more likely than not that the Company will be required to see the security before recovery of its amortized cost basis or (3) the Company does not expect to recover the entire amortized cost basis of the security. In situations where the Company intends to sell or when it is more likely than not that the Company will be required to sell the security, the entire impairment loss must be recognized in earnings. In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in shareholders’ equity as a component of other comprehensive loss, net of deferred taxes.

Interest income on debt securities is adjusted using the level yield method for the amortization of premiums and accretion of discounts. The adjusted cost of the specific security is used to compute gains or losses on the disposition of securities on a trade date basis.

Loans Held-for-Sale

The Company originates loans under various loan programs and other secondary market conventional products which are sold in the secondary market. Additionally, the Company has residential mortgage loans held for sale that were originated through the retail and wholesale mortgage segment. The majority of loans held for sale are carried at the lower of cost or market. The remaining portion is hedged to protect the Company from changes in interest rates during the period of time a loan is held. The Company irrevocably opted to elect the fair value option for the loans that are hedged, which are recorded at market value in accordance with current guidance. The sold loans are beyond the reach of the Company in all respects and the purchasing investor has all rights of ownership, including the ability to pledge or exchange the loans. Most of loans sold are without recourse. Gains or losses on loan sales are recognized at the time of sale, are determined by the difference between net sales proceeds and the carrying value of the loan sold, and are included in mortgage loan income. In accordance with instructions from Federal National Mortgage Association (“FNMA”), the bank entered into an agreement on December 29, 2010 to sell mortgage servicing rights on approximately $492.9 million of FNMA loans and recognized a loss of $3.0 million, including transaction costs. The Bank continued to service these loans until January 31, 2011.

Loans

Classes are generally disaggregations of a portfolio segment. The Company’s portfolio segments are: Commercial and agricultural, Real estate - construction, Real estate - residential, and other consumer loans. The classes within the Commercial and agricultural portfolio are: owner occupied and non-owner occupied. The classes within the Real estate - construction portfolio are: Retail properties, Multi-family, Industrial and Warehouse, and Other commercial real estate. The classes within the Real estate - residential portfolio are: first-lien and second-lien loans and home equity lines of credit. The other consumer loan portfolios are not further segregated into classes.

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

Nonaccrual and Past Due Loans – All loan classes are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date. When the Bank cannot reasonably expect full and timely repayment of its loan, the loan is placed on nonaccrual. The bank may calculate forgone interest on a monthly basis, but does not recognize the income. At the time of non-accrual, past due or accrued interest is charged-off unless it is determined that collection of accrued-to-date interest is likely.

All loan classes on which principal or interest is in default for 90 days or more should be put on nonaccrual status, unless there is sufficient documentation to conclude that the loan is well secured and in the process of collection. A debt is “well-secured” if collateralized by liens on or pledges of real or personal property, including securities, that have a realizable value sufficient to discharge the debt in full; or by the guarantee of a financially responsible party. A debt is “in process of collection” if collection is proceeding in due course either through legal action, including judgment enforcement procedures, or, in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or its restoration to a current status.

Loans that are less delinquent may also be placed on nonaccrual if approved due to deterioration in the financial condition of the borrower that increases the possibility of less than full repayment.

For all loan classes a nonaccrual loan may be returned to accrual status when the Bank can reasonably expect continued timely payments until payment in full. All prior arrearage does not have to be eliminated, nor do all previously charged-off amounts need to have been recovered, but the loan can still be returned to accrual status if the following conditions are met: (1) all principal and interest amounts contractually due (including arrearage) are reasonably assured of repayment within a reasonable period; and (2) there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms involving payments of cash or cash equivalents.

At the time a loan is placed on non-accrual, all accrued, unpaid interest is charged-off, unless it is documented that repayment of all principal and presently accrued but unpaid interest is probable. Charge-offs of accrued and unpaid interest must be against the current year’s interest income. It cannot be charged to the current Allowance for Loan Losses.

For all classes within all loan portfolios, cash receipts received on non-accrual loans are applied entirely against principal until the loan or lease has been collected in full, after which time any additional cash receipts are recognized as interest income.

Charge-off of Uncollectable Loans - For all loan classes, as soon as any loan becomes uncollectable, the loan will be charged down or charged off as follows:

•	If unsecured, the loan must be charged off in full.
•	If secured, the outstanding principal balance of the loan should be charged down to the net liquidation value of the collateral.

Loans should be considered uncollectable when:

•	No regularly scheduled payment has been made within four months, or
•	The loan is unsecured, the borrower files for bankruptcy protection and there is no other (guarantor, etc.) support from an entity outside of the bankruptcy proceedings.

Based on a variety of credit, collateral and documentation issues, loans with lesser degrees of delinquency or obvious loss may also be deemed uncollectable.

Impaired Loans - An impaired loan is one for which the Bank will not be repaid all principal and interest due per the terms of the original contract or within reasonably modified contracted terms. If the loan has been modified to provide relief to the borrower, the loan is deemed to be impaired if all principal and interest will not be repaid according to the original contract. All loans meeting the definition of Doubtful should be considered impaired.

When a loan in any class has been determined to be impaired, the amount of the impairment is measured using the present value of expected future cash flows discounted at the loan’s or lease’s effective interest rate or, as a practical expedient, the observable market price of the loan or lease, or the fair value of the collateral if the loan or lease is collateral dependent. When the present value of expected future cash flows is used, the effective interest rate is the original contractual interest rate of the loan adjusted for any premium or discount. When the contractual interest rate is variable, the effective interest rate of the loan changes over time. A specific reserve is established as a component of the Allowance for Loan Losses when a loan has been determined to be impaired. Subsequent to the initial measurement of impairment, if there is a significant change to the impaired loan’s expected future cash flows, or if actual cash flows are significantly different from the cash flows previously estimated, the Bank recalculates the impairment and appropriately adjusts the specific reserve. Similarly, if the Bank measures impairment based on the observable market price of an impaired loan or the fair value of the collateral of an impaired collateral-dependent loan, the Bank will adjust the specific reserve if there is a significant change in either of those bases.

When a loan within any class is impaired, interest income is recognized unless the receipt of principal and interest is in doubt when contractually due. If receipt of principal and interest is in doubt when contractually due, interest income is not recognized. Cash receipts received on non-accruing impaired loans within any class are generally applied entirely against principal until the loan or lease has been collected in full, after which time any additional cash receipts are recognized as interest income. Cash receipts received on accruing impaired loans within any class are applied in the same manner as accruing loans that are not considered impaired.

Allowance for Loan Losses (“ALLL”)

The allowance for loan losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management’s best estimate of probable loan losses incurred as of the balance sheet date. FNB United’s allowance for loan losses is also assessed quarterly by management. This assessment includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. The Company has grouped its loans into pools according to the loan segmentation regime employed on schedule RC-C of the FFIEC’s Consolidated Report of Condition and Income. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used.

For all loan classes management applies two primary components during the loan review process to determine proper allowance levels. The two components are a specific loan loss allocation for loans that are deemed impaired and a general loan loss allocation for those loans not specifically allocated. The methodology to analyze the adequacy of the allowance for loan losses is as follows:

•	identification of specific impaired loans by loan category;
•	specific loans that could have potential loss;
•	calculation of specific allowances where required for the impaired loans based on collateral and other objective and quantifiable evidence;
•	determination of homogenous pools by loan category and risk grade, reduced by the impaired loans;
•	application of historical loss percentages to pools to determine the allowance allocation; and
•	application of Q&E factor adjustment percentages to historical losses for trends or changes in the loan portfolio.

The reserve for unfunded commitments is calculated by determining the type of commitment and the remaining unfunded commitment for each loan. Based on the type of commitment, an expected usage percentage to the remaining unfunded balance is applied. The expected usage percentage is multiplied by the historical losses and Q&E factors for each loans pool as defined in regular Allowance for Loan Loss calculation to determine the appropriate level of reserve. The expected usage percentages for each commitment type are as follows:

•	Construction draws – 100%
•	Equity lines of credit – 50%
•	Letters of Credit – 10%

Historical Loss Rates: Historical loss data has been catalogued by the Company for each pool. The risk-graded pool to which the loss is assigned is the risk-grade assigned to the loan at the quarter end, four quarters earlier. Historical loss recoveries are similarly entered, if significant and applied against the non-classified pools according to the Call Report designations of the loans originally charged. Historical loss data is also used to estimate the loss horizon for each pool.

Q&E Loss Factors: The methodology incorporates various internal and external qualitative and environmental factors as described in the Interagency Policy Statement on the Allowance for Loan and Lease Losses dated December 2006. Input for these factors is determined on the basis of management observation, judgment, and experience. The factors utilized by the Company for all loan classes are as follows:

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

Calculation and Summary: A general reserve amount for each loan pool is calculated by adding the historical loss rate to the total Q&E factors, and applying the combined percentage to the pool loan balances.

Reserves are generally divided into three allocation segments:

1.	Individual Reserves. These are calculated against loans evaluated individually and deemed most likely to be impaired. Management will determine which loans will be considered for potential impairment review. This does not mean that an individual reserve will necessarily be calculated for each loan considered for impairment, only for those noted during this process as likely to be potentially impaired. Loans to be considered will generally include:

•	All commercial loans classified substandard or worse
•	Any other loan in a non-accrual status
•	Any loan, consumer or commercial, which have already been modified such that they meet the definition of Troubled Debt Restructure (“TDR”)

The individual reserve must be verified at least quarterly, and recalculated whenever additional relevant information becomes available. All information related to the calculation of the individual reserve, including internal or external collateral valuations, assumptions, calculations, etc. must be documented. Assigning an individual reserve based on rough estimates or unsupported conclusions is not permitted.

Individual reserve amounts may not be carried indefinitely.

•

When the amount of the actual loss becomes reasonably quantifiable the amount of the loss should be charged off against the ALLL, whether or not all liquidation and recovery efforts have been completed.

•

If the total amount of the individual reserve that will eventually be charged off cannot yet be determined, but some portion of the individual reserve can be viewed as an imminent loss, that smaller portion should be charged off against the ALLL and the individual reserve reduced by a corresponding amount. It is acceptable to retain an estimate of remaining loss as a “special reserve” only when said estimate is not reasonably quantifiable.

2.

Formula Reserves. These are held against loans evaluated collectively. Loans are grouped by type or by risk grade, or some combination of the two. Loss estimates are based on historical loss rates for each respective loan group, adjusted for appropriate environmental factors established by the Bank. These factors should include:

•	Levels and trends in delinquencies and impaired loans
•	Estimated effects of changes to underwriting standards, lending policies, etc.
•	Experience, depth and ability of lending management and other relevant staff
•	National and local economic trends and conditions
•	Effects of changes in credit concentrations

Formula reserves represent the Bank’s best estimate of losses that may be inherent, or embedded, within that group of loans, even if it is not apparent at this time which loans within any group or pool represent those embedded losses.

3.	Unallocated Reserves. If individual reserves represent estimated losses tied to any specific loan, and Formula Reserves represent estimated losses tied to a pool of loans but not yet to any specific loan, then Unallocated Reserves represent an estimate of losses that are expected, but are not yet tied to any loan or group of loans. Unallocated Reserves are generally the smallest of the three overall reserve segments and are set based on qualitative factors.

All information related to the calculation of the three segments including data analysis, assumptions, calculations, etc. are documented. Assigning specific Individual Reserve amounts, Formula Reserve factors, or Unallocated amounts based on unsupported assumptions or conclusions is not permitted.

In addition, the Office of the Comptroller of the Currency (“OCC”), a federal regulatory agency, as an integral part of its examination process, periodically reviews the Bank’s allowance for loan losses. The OCC may require the Bank to recognize adjustments to the allowance based on its judgment about information available to it at the time of its examination.

Other Real Estate

Other real estate represents properties acquired through foreclosure or deed in lieu thereof. The property is classified as held for sale. The property is initially carried at fair value based on recent appraisals, less estimated costs to sell. Declines in the fair value of properties included in other real estate below carrying value are recognized by a charge to income.

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

Intangible Assets

Intangible assets include core deposit premiums resulting from acquisitions. Core deposit premiums are amortized primarily on a straight-line basis over a ten-year life based upon historical studies of core deposits.

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

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the increased credit losses, the Bank continues to be in a three-year cumulative pre-tax loss position as of December 31, 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset, which is difficult to overcome. The Bank’s estimate of the realization of its deferred tax assets was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years and estimated unrealized losses in the available-for-sale investment portfolio. The Bank did not consider future taxable income in determining the realizability of its deferred tax assets. The Bank expects its income tax expense (benefit) will be negligible for the next several quarters until profitability has been restored for a reasonable time and such profitability is considered sustainable. At that time, the valuation allowance would be reversed. Reversal of the valuation allowance requires a great deal of judgment and will be based on the circumstances that exist as of that future date. If future events differ significantly from the Bank’s current forecasts, the Bank may need to increase this valuation allowance, which could have a material adverse effect on the results of operations and financial condition.

Earnings per Share (EPS)

As required for entities with complex capital structures, a dual presentation of basic and diluted EPS is included on the face of the income statement, and a reconciliation is provided in a footnote of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Comprehensive Income

Comprehensive income is defined as the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources and, accordingly, includes both net income and amounts referred to as other comprehensive income. The items of other comprehensive income are included in the consolidated statement of shareholders’ equity and comprehensive loss. The accumulated balance of other comprehensive loss is included in the shareholders’ equity section of the consolidated balance sheet. The Company’s components of accumulated other comprehensive loss at December 31, 2010 include unrealized gains (losses) on investment securities classified as available-for-sale, the effect of the defined benefit pension and other postretirement plans for employees, and the changes in the value of the interest rate swap designated as a cash flow hedge on one issue of trust preferred securities.

For the twelve months ended December 31, 2010 and 2009, total other comprehensive loss was $(115.5) million and $(98.5) million, respectively. The deferred income tax benefit/(liability) related to the components of other comprehensive loss amounted to $1.7 million and $2.1 million, respectively, for the same periods as previously mentioned.

The accumulated balances related to each component of other comprehensive loss are as follows:

(dollars in thousands)	December 31, 2010		December 31, 2009
	Pretax	After-tax	Pretax	After-tax
Net unrealized securities (losses)/gains	$(862)	$(526)	$4,725	$2,864
Net unrealized losses on cash flow derivatives	-	-	(408)	(249)
Pension, other postretirement and postemployment benefit plan adjustments	(5,187)	(3,165)	(6,103)	(3,723)

Accumulated other comprehensive loss	$(6,049)	$(3,691)	$(1,786)	$(1,108)

Employee Benefit Plans

The Company has a defined benefit pension plan covering substantially all full-time employees. Pension costs, which are actuarially determined using the projected unit credit method, are charged to current operations. Pension costs of $0.6 million were recognized as of December 31, 2010 and December 31, 2009. Annual funding contributions are made up to the maximum amounts allowable for Federal income tax purposes. See Note 15 “Employee Benefit Plans” for additional information on all benefit plans described below.

In September 2006, the Board of Directors of FNB United approved a modified freeze to the pension plan. Effective December 31, 2006, no new employees are eligible to enter the plan. Participants who were at least age 40, had earned 10 years of vesting service as an employee of FNB United and remained an active employee as of December 31, 2006 qualified for a grandfathering provision. Under the grandfathering provision, the participant will continue to accrue benefits under the plan through December 31, 2011. However, in November 2010, the Board of Directors of the Company approved an additional amendment to the plan which ceases participant benefit accruals as of December 31, 2010.

The Company has a noncontributory, nonqualified supplemental executive retirement plan (the “SERP”) covering certain executive employees. Annual benefits payable under the SERP are based on factors similar to those for the pension plan, with offsets related to amounts payable under the pension plan and social security benefits. SERP costs, which are actuarially determined using the projected unit credit method and recorded on an unfunded basis, are charged to current operations and credited to a liability account on the consolidated balance sheet. In 2010, the Board of Directors approved an amendment to the plan which stops additional benefit accrual under the SERP after December 31, 2010. This action does not impact a participant’s vested or accrued benefit in the plan.

Medical and life insurance benefits are provided by the Company on a postretirement basis under defined benefit plans covering substantially all full-time employees. Postretirement benefit costs, which are actuarially determined using the attribution method and recorded on an unfunded basis, are charged to current operations and credited to a liability account on the consolidated balance sheet.

In conjunction with the modified freeze of the pension plan, the postretirement medical and life insurance plan was also amended. Effective December 31, 2006, no new employees are eligible to enter the postretirement medical and life insurance plan. Participants who were at least age 40, had earned 10 years of vesting service as an employee of the Company and remained an active employee as of December 31, 2006 qualified for a grandfathering provision. Under the grandfathering provision, the participant was to continue to accrue benefits under the plan through December 31, 2011. However, in November 2010, the Board of Directors of the Company approved an additional amendment to the plan which ceases participant benefit accruals as of December 31, 2010.

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

See Note 20 for additional information related to derivatives and financial instruments.

Reclassification

Certain items for 2009 and 2008 have been reclassified to conform to the 2010 presentation. Such reclassifications had no effect on net loss or shareholders’ equity as previously reported.

Note 2 - Regulatory Matters

Regulatory Actions

Consent Order

Due to the Bank’s condition, on July 22, 2010, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, the Bank consented and agreed to the issuance of a Consent Order (“Order”) by the OCC. In the Order, the Bank and the OCC agreed as to areas of the bank’s operations that warrant improvement and a plan for making those improvements. The Order includes a capital directive, which requires the Bank to achieve and maintain minimum regulatory capital levels in excess of the statutory minimums to be well-capitalized, and a directive to develop a liquidity risk management and contingency funding plan, in connection with which the Bank could be subject to limitations on the maximum interest rates it can pay on deposit accounts. The Order also contains restrictions on future extensions of credit and requires the development of various programs and procedures to improve the Bank’s asset quality as well as routine reporting on the Bank’s progress toward compliance with the Order to the Board of Directors and the OCC. Specifically, the Order imposed the following requirements on the Bank:

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

The Bank has submitted all required materials and plans requested to the OCC within the given time periods. The Board of Directors submitted written strategic plans and capital plans to the OCC covering the requisite three-year period.

Written Agreement

On October 21, 2010, FNB United entered into a written agreement with the Federal Reserve Bank of Richmond (“FRBR”). Pursuant to the agreement, FNB United’s Board of Directors is to take appropriate steps to utilize fully FNB United’s financial and managerial resources to serve as a source of strength to the Bank, including causing the Bank to comply with the Order it entered into with the OCC on July 22, 2010.

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

Within 60 days from the date of the agreement, FNB United submitted to the FRBR a written plan to maintain sufficient capital at FNB United on a consolidated basis. Within 30 days of the agreement, FNB United submitted to the FRBR a statement of its planned sources and uses of cash for operating expenses and other purposes for 2011. FNB United is to submit such a cash flow projection for each subsequent calendar year by December of the preceding year.

The agreement permits the FRBR to grant written extensions of time for FNB United to comply with its provisions.

FNB United is to report to the FRBR monthly regarding its progress in complying with the agreement. The provisions of the agreement will remain effective and enforceable until they are stayed, modified, terminated, or suspended in writing by the FRBR.

Capital Matters

The Order, described above, requires the Bank to achieve and maintain Tier 1 capital of not less than 9% and total risk-based capital of not less than 12% for the life of the Order. The Bank has not achieved the required capital levels by the deadline imposed under the Order but is continuing to work to comply with the capital directive. The Bank is not “well-capitalized” for capital adequacy purposes under the terms of the Order and may not be deemed so in the future, even if the Bank exceeds the levels of capital required under the Order.

The minimum capital requirements to be characterized as “well-capitalized” and “adequately capitalized,” as defined by regulatory guidelines, the capital requirements pursuant to the Order, and the Company’s actual capital ratios on a consolidated and Bank-only basis were as follows as of December 31, 2010:

Minimum Regulatory Requirement
	Consolidated	Bank	Adequately Capitalized	Well- Capitalized	Pursuant to Order

Total risk-based capital ratio	(1.23) %	4.70%	8.00%	10.00%	12.00%

Tier 1 risk-based capital ratio	(1.23) %	2.47%	4.00%	6.00%	9.00%

Leverage capital ratio	(0.91) %	1.81%	4.00%	5.00%	9.00%

As of December 31, 2010, the Company and the Bank were “significantly undercapitalized” for total risk-based capital, Tier 1 risk-based capital and leverage capital under regulatory guidelines. If the Company is unsuccessful in its efforts to raise additional capital, the Bank could become “critically undercapitalized” for capital reporting purposes, as defined by regulatory guidelines, as early as the end of the first quarter of 2011. As of February 28, 2011, the Bank was not “critically undercapitalized.”

Note 3 – Going Concern Considerations and Management’s Plans and Intentions

Going Concern Considerations

The going concern assumption is a fundamental principle in the preparation of financial statements. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In making this assessment, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of December 31, 2010. The Company has had a history of profitable operations and sufficient sources of liquidity to meet its short-term and long-term funding needs. However, the Bank’s financial condition has suffered during 2009 as well as 2010 in what may ultimately be the worst economic downturn since the Great Depression.

The effects of the current economic environment are being felt across many industries, with financial services and real estate being particularly hard-hit, and have been particularly severe during the last 24 months. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, including residential construction and development loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets has increased substantially during 2009 and 2010. For the years ended December 31, 2010 and 2009, the Bank recorded provisions of $115.2 million and $61.7 million, respectively, to increase the allowance for loan losses to a level that, in management’s best judgment, adequately reflected the increased risk inherent in the loan portfolio as of the respective year-ends.

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

FNB United is a legal entity separate and distinct from the Bank and relies on dividends from the Bank as its primary source of liquidity. Various legal limitations, including the FDICIA and the Order, restrict or prohibit the Bank from lending or otherwise supplying funds to FNB United to meet its obligations, including paying dividends. The regulatory restrictions that restrict cash payments between the Bank and FNB United may cause FNB United to be unable to meets its financial obligations in the normal course of business.

The Company must raise additional capital to increase capital levels to meet the standards set forth by the OCC. As a result of the recent downturn in the financial markets, the availability of many sources of capital (principally to financial services companies) has become significantly restricted or has become increasingly costly as compared to market rates prevailing prior to the downturn. Management cannot predict when or if the capital markets will return to more favorable conditions. Management is actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to ensure that the Bank’s projected level of regulatory capital can support its balance sheet.

There can be no assurances that the Company will be successful in its efforts to raise additional capital during 2011. An equity financing transaction sufficient to restore the Bank’s capital to required levels would result in substantial dilution to the Company’s current shareholders and could adversely affect the market price of the Company’s common stock. It is difficult to predict if capital-raising efforts will be successful, either on a short-term or long-term basis. The Company’s failure to raise capital and increase its capital ratios to levels required by the Order may result in the sale, merger or liquidation of the Bank and further deterioration of the Bank’s capital may result in its being placed in regulatory receivership. This uncertainty as to the Company’s ability to meet existing or future regulatory requirements and the continued deterioration in the Bank’s asset quality raise substantial doubt about the Company’s ability to continue as a going concern.

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

Management’s Plans and Intentions

The Company incurred significant net losses in 2009, which have continued in 2010, primarily from the higher provisions for loan losses due to the significant level of nonperforming assets and the write-off of goodwill. The Bank consented and agreed to the issuance of the Order by the OCC in July 2010. FNB United entered into a written agreement with the FRB in October 2010. The Company’s independent registered public accounting firm issued a report with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2010, which contained an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern. The following strategies to improve the Company’s financial condition have been or are being implemented:

Held-to-Maturity Investment Securities Reclassification – As part of the Bank’s contingency funding plan, the Bank reclassified and transferred on May 3, 2010 the entire held-to-maturity investment securities portfolio to available-for-sale investment securities. Though there are no immediate plans for the sale of these securities, the transfer gives the Bank additional latitude in managing liquidity and the investment portfolio. The transfer resulted in the unrealized holding gains of $2.1 million, net of tax, at the date of transfer being recognized in other comprehensive income. The corresponding deferred tax on the unrealized holding gain allowed the Bank to realize a one-time reduction in deferred tax valuation allowance of $1.4 million in the second quarter of 2010.

Deferring Preferred Stock and Trust Preferred Securities Payments – The Company began deferring the payment of cash dividends on its outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A, beginning in the second quarter 2010, as well as the payment of interest on the outstanding junior subordinated notes related to its trust preferred securities to enhance the Company’s liquidity. The expense associated with trust preferred securities continues to accrue and is reflected in the Company’s Consolidated Statements of Loss. The dividends on preferred stock are shown as an increase to net loss to derive net loss to common shareholders in the Consolidated Statements of Loss.

Balance Sheet Reduction – Management currently is implementing strategies to improve capital ratios through the reduction of assets and off-balance sheet commitments. At December 31, 2010, risk-weighted assets had been reduced by $313.2 million since December 31, 2009. Reductions occurred primarily in reductions in the commercial loan portfolio. Management expects future reductions in risk-weighted assets to be moderate and occur primarily in the loan portfolio. To offset the majority of asset reductions, liabilities declined primarily through reductions in deposits by $25.7 million. Because asset reductions exceeded liability reductions in the twelve months ending December 31, 2010, cash balances increased by $132.9 million. Future liability reductions are expected to occur primarily in deposits, primarily public unit deposits and high-rate NOW accounts and certificates of deposits.

On December 29, 2010, the Bank entered into an agreement to sell mortgage servicing rights on approximately $492.9 million of FNMA (Federal National Mortgage Association) loans and recognized a loss of $3.0 million, including transaction costs.

Earnings – On June 22, 2010, the Bank retired $33.0 million in Federal Home Loan Bank (“FHLB”) advances and paid an early redemption penalty of $1.0 million to the FHLB for the retirement of these advances, of which the penalty is in other noninterest expenses. On July 2, 2010, the Bank purchased $30.0 million in brokered certificates of deposit to replace these funds. The advances had a remaining average life of 1.0 years and an average interest rate of 3.93%. The brokered certificates of deposit have maturities ranging from 30 months to 42 months with interest rates ranging from 1.75% to 2.20%. As a result of this transaction, the interest expense savings during the first year is estimated at an annualized rate of 1.94% on the $30.0 million restructured.

Stimulus Loan Program – The Bank has implemented a stimulus loan program to facilitate the sale of residential real estate held as collateral for some of the Bank’s nonperforming and performing loans, and certain Bank-owned properties. The purpose of the program is to reduce the Bank’s credit concentrations and nonperforming assets by providing attractive terms that both fill the mortgage lending void created by the ongoing recession and incent potential buyers to purchase real estate. The Bank has offered a reduced interest rate to qualified new borrowers to encourage them to purchase properties in this program. New borrowers are qualified according to the Bank’s normal consumer and mortgage underwriting standards. The Bank is required to record these loans at fair value at inception. The Bank currently has $41.1 million in loans under the stimulus program, of which, $15.2 million required a fair value adjustment of $172,200 as of June 30, 2010. No loans originated in the third and fourth quarters of 2010 required a fair value adjustment. As of December 31, 2010 the fair value adjustment was reduced to $114,100 due to the accretion of the adjustment into interest income. The fair value adjustment is recorded as a reduction of the outstanding loan balance on the balance sheet and accreted into interest income over the contractual life of the loan.

Additional Capital – The Company has engaged investment banking firms and is working to secure investors in a capital raise plan that may include issuing common stock, preferred stock or a combination of both, debt, or other financing alternatives that may be treated as capital for capital adequacy ratio purposes. Currently, the Company is working diligently to raise additional capital in the next few months; however, there are no assurances that an offering will be completed or that the Company will succeed in this endeavor. In addition, a transaction would more likely than not involve equity financing, resulting in substantial dilution to current shareholders and an adverse affect on the price of the Company’s common stock. The Company’s ability to raise capital is contingent on the current capital markets and on its financial performance. Available capital markets are not currently favorable, and the Company cannot be certain of its ability to raise capital on any terms.

Note 4 – Intangible Assets

Business Combinations

For intangible assets related to business combinations, the following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the carrying amount of unamortized intangible assets:

(dollars in thousands)	December 31,
	2010	2009
Amortized intangible assets:
Core deposit premium related to whole bank acquisitions:
Carrying amount	$8,202	$8,202
Accumulated amortization	4,029	3,234

Net core deposit premium	$4,173	$4,968

Amortization of intangibles totaled approximately $795,000 for core deposit premiums in 2010, $794,000 in 2009 and $802,000 in 2008. The estimated amortization expense for core deposit premiums is approximately $795,000 per year for years ending December 31, 2011 through 2015.

Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balance of mortgage loans serviced for others amounted to $493.7 million, $453.3 million and $353.9 million at December 31, 2010, 2009 and 2008, respectively.

In accordance with instructions from Federal National Mortgage Association (“FNMA”), the bank entered into an agreement on December 29, 2010 to sell mortgage servicing rights on approximately $492.9 million of FNMA loans and recognized a loss of $3.0 million, including transaction costs. The Bank continued to service these loans until January 31, 2011. The Bank did not sell any mortgage servicing rights in 2009 or 2008.

The following is an analysis of mortgage servicing rights included in other assets on the consolidated balance sheet:

(dollars in thousands)	Years Ended December 31,
	2010	2009	2008
Balance at beginning of year	$4,857	$4,043	$2,900
Servicing rights capitalized	1,340	1,642	1,182
Amortization expense	(853)	(1,019)	(616)
Change in valuation allowance	(312)	191	577
Impairment write-down	(2,673)	-	-

Balance at end of year	$2,359	$4,857	$4,043

Note 5 – Investment Securities

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

On May 3, 2010, the Company reclassified the entire held-to-maturity investment securities portfolio to available-for-sale investment securities to provide additional liquidity to the Bank. At the time of reclassification, the held-to-maturity investment securities were carried at amortized cost of $83.2 million with an unrealized net gain of $3.5 million. The Company recorded $2.8 million to Other Comprehensive Income and a federal income tax benefit of $0.7 million to reduce its deferred tax valuation allowance established on previously recorded deferred tax assets.

During the fourth quarter of 2010, the Bank sold 145 investment securities with a face value of $172.7 million and purchased 20 securities with a face value of $158.5 million. These transactions resulted in a net gain on the sale of investment securities of $8.8 million.

The following table summarizes the amortized cost and estimated fair value of available-for-sale investment securities and the related gross unrealized gains and losses are presented below:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2010
Obligations of:
U.S. Treasury and government agencies	$20	$1	$-	$21
U.S. government sponsored agencies	23,490	158	132	23,516
States and political subdivisions	23,867	885	294	24,458
Residential mortgage-backed securities	258,816	427	1,907	257,336

Total	$306,193	$1,471	$2,333	$305,331

December 31, 2009
Obligations of:
U.S. Treasury and government agencies	$61	$2	$-	$63
U.S. government sponsored agencies	71,696	1,460	189	72,967
States and political subdivisions	45,264	1,494	330	46,428
Residential mortgage-backed securities	99,307	2,427	121	101,613
Collateralized debt obligations	-	45	-	45
Equity securities	2,667	-	499	2,168
Corporate notes	13,910	436	-	14,346

Total	$232,905	$5,864	$1,139	$237,630

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

The amortized cost and estimated fair value of investment securities at December 31, 2010, by contractual maturity, are shown in the accompanying table. Actual maturities may differ from contractual maturities because issuers may have the right to prepay obligations with or without prepayment penalties.

	Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$6,323	$6,491
Due after one one year through five years	4,127	4,104
Due after five years through 10 years	22,748	22,527
Due after 10 years	14,179	14,873

Total	47,377	47,995

Mortgage-backed securities	258,816	257,336

Total	$306,193	$305,331

At December 31, 2010, $168.1 million of the investment securities portfolio was pledged to secure public deposits, including retail repurchase agreements, $27.6 million was pledged to the Federal Reserve Bank (the “FRB”) of Richmond and $7.5 million was pledged to others, leaving $102.2 million available as lendable collateral.

At December 31, 2009, $116.5 million of the investment securities portfolio was pledged to secure public deposits, including retail repurchase agreements, $40.4 million was pledged to the FRB of Richmond, $71.0 million was pledged to the FHLB and $0.7 million was pledged to others, leaving $97.6 million available as lendable collateral.

Gross gains and losses recognized (by specific identification) on the sale of securities are summarized as follows:

(dollars in thousands)	Years ended December 31,
	2010	2009	2008
Gains on sales of investment securities available-for-sale	$10,722	$1,136	$664
Losses on sales of investment securities available-for-sale	(75)	(147)	(18)

Total securities gains	$10,647	$989	$646

The Bank, as a member of the FHLB of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon the balances of total assets and FHLB advances. FHLB capital stock is pledged to secure FHLB advances. This investment is carried at cost since no ready market exists for FHLB stock and there is no quoted market value. However, redemption of this stock has historically been at par value. At December 31, 2010 and 2009, the Bank owned a total of $11.5 million and $12.9 million, respectively, of FHLB stock. Due to the redemption provisions of FHLB stock, the Company estimated that fair value approximated cost and that this investment was not impaired at December 31, 2009. FHLB stock is included in other assets at its original cost basis.

The Bank, as a member bank of the FRB of Richmond, is required to own capital stock of the FRB of Richmond based upon a percentage of the Bank’s common stock and surplus. This investment is carried at cost since no ready market exists for FRB stock and there is no quoted market value. At December 31, 2010 and 2009, the Bank owned a total of $3.8 million and $5.4 million, respectively of FRB stock. Due to the nature of this investment in an entity of the U.S. Government, the Company estimated that fair value approximated the cost and that this investment was not impaired at December 31, 2010. FRB stock is included in other assets at its original cost basis.

Other investments are recorded at cost and are composed of the following:

(dollars in thousands)	December 31,
	2010	2009
Federal Home Loan Bank stock	$11,496	$12,867
Federal Reserve Bank stock	3,761	5,358
Other investments	6	10

Total other investments	$15,263	$18,235

The following table presents a summary of available-for-sale investment securities that had an unrealized loss at December 31:

	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

December 31, 2010
Obligations of:
U.S. government sponsored agencies	$11,855	$132	$-	$-	$11,855	$132
States and political subdivisions	8,873	294	-	-	8,873	294
Residential mortgage-backed securities	151,154	1,907	-	-	151,154	1,907

Total	$171,882	$2,333	$-	$-	$171,882	$2,333

December 31, 2009
Obligations of:
U.S. government sponsored agencies	$11,289	$189	$-	$-	$11,289	$189
States and political subdivisions	15,077	263	799	67	15,876	330
Residential mortgage-backed securities	4,334	121	-	-	4,334	121
Equity securities	-	-	2,667	499	2,667	499

Total	$30,700	$573	$3,466	$566	$34,166	$1,139

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss at December 31:

	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

December 31, 2009

Residential mortgage-backed securities	$8,788	$260	$-	$-	$8,788	$260
Corporate notes	-	-	863	138	863	138

Total	$8,788	$260	$863	$138	$9,651	$398

At December 31, 2010 there were no investment securities that had continuous unrealized losses for more than twelve months. Investment securities with an aggregate fair value of $4.3 million have had continuous unrealized losses of $0.7 million for more than twelve months as of December 31, 2009. These securities include county and municipal securities and corporate securities. The unrealized losses relate to fixed-rate debt securities that have incurred fair value reductions due to higher market interest rates and for certain securities, increased credit risk since the respective purchase date. The unrealized losses are not likely to reverse unless and until market interest rates and credit risk decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and the Company has determined that it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, none of the securities are deemed to be other than temporarily impaired.

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

The Company analyzed its securities portfolio at December 31, 2010, paying particular attention to its municipal bonds. After considering ratings, fair value, cash flows and other factors, the Company does not believe securities to be OTTI.

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

Note 6 – Loans

Loans are stated at the principal amounts outstanding adjusted for purchase premiums/discounts, deferred net loan fees and costs, and unearned income.

The following summary sets forth the major categories of loans:

(dollars in thousands)	2010	2009

Loans held for sale	$37,079	$58,219

Loans held for investment:
Commercial and agricultural	$93,747	$194,134
Real estate - construction	276,976	394,427
Real estate - mortgage:
1-4 family residential	388,859	398,134
Commercial and other	494,861	529,822
Consumer	49,532	46,504

Gross loans held for investment	1,303,975	1,563,021
Less: allowance for loan losses	(76,180)	(49,461)

Loans held for investment, net of allowance	$1,227,795	$1,513,560

Loans as presented are reduced by net deferred loan fees of $26,000 and $385,000 at December 31, 2010 and 2009, respectively. Accruing loans past due 90 days or more amounted to $4.8 million at December 31, 2010 and $6.9 million at December 31, 2009. Nonaccrual loans amounted to $325.1 million at December 31, 2010 and $167.5 million at December 31, 2009. Interest income that would have been recorded on nonaccrual loans for the years ended December 31, 2010, 2009 and 2008, had they performed in accordance with their original terms, amounted to approximately $12.3 million, $6.9 million and $6.0 million, respectively. Interest income on nonaccrual loans included in the results of operations amounted to approximately $10.7 million in 2010, $5.1 million in 2009 and $4.4 million in 2008. Interest income on nonperforming loans is recorded when cash is actually received.

On December 30, 2010, the Bank sold $32.9 million of mortgage loans held for investment and recognized a net gain of $383,000, including transaction costs, which is reported as mortgage loan income in the Consolidated Statements of Loss. The Bank did not sell any loans held for investment in 2009 or 2008.

The Bank had loans outstanding to executive officers and directors and their affiliated companies during each of the past three years. Such loans were made substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers and do not involve more than the normal risks of collectability.

The following table summarizes the transactions for the past two years.

(dollars in thousands)	2010	2009
Balance at beginning of year	$15,036	$10,556
Advances during year	23,790	25,333
Repayments during year	(24,754)	(20,853)

Balance at end of year	$14,072	$15,036

To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans. Gross loans of $468.4 million and $608.9 million were pledged to collateralize FHLB advances and letters of credit at December 31, 2010 and December 31, 2009, respectively, of which $0 and $174.7 million, respectively, was available as additional borrowing capacity. At December 31, 2010, no loans were pledged for borrowings from the Federal Reserve Discount Window.

The Bank has implemented a stimulus loan program to facilitate the sale of residential real estate held as collateral for some of the Bank’s nonperforming and performing loans and certain Bank-owned properties. The purpose of the program is to reduce the Bank’s credit concentrations and nonperforming assets by providing attractive terms that both fill the mortgage lending void created by the ongoing recession and incent potential buyers to purchase real estate. The Bank has offered a reduced interest rate to qualified new borrowers to encourage them to purchase properties in this program. New borrowers are qualified according to the Bank’s normal consumer and mortgage underwriting standards. The Bank records these loans at fair value at time of issue and the original builder loan is considered impaired. The Bank currently has $41.1 million in loans under the stimulus loan program, of which, $15.2 million required a fair value adjustment of $114,100 as of December 31, 2010. No loans originated in the third and fourth quarters of 2010 required a fair value adjustment. The fair value adjustment is recorded as a reduction of the outstanding loan balance on the balance sheet and accreted into interest income over the contractual life of the loan.

At December 31, 2010 and December 31, 2009, the Bank had certain impaired loans of $325.1 million and $167.5 million, respectively, which were on nonaccruing interest status.

The following is a summary of nonperforming assets for the periods ended as presented.

(dollars in thousands)	December 31, 2010	December 31, 2009
Loans on nonaccrual status	$325,068	$167,506
Loans more than 90 days delinquent, still on accrual	4,818	6,908
Real estate owned/repossessed assets	63,765	35,238

Total Nonperforming Assets	$393,651	$209,652

The following table summarizes information relative to impaired loans at the dates and for the periods indicated.

(dollars in thousands)	December 31, 2010		December 31, 2009

	Balance	Associated Reserves	Balance	Associated Reserves

Impaired loans, not individually reviewed for impairment	$717	$-	$5,660	$38
Impaired loans, individually reviewed, with no impairment	144,832	-	84,928	-
Impaired loans, individually reviewed, with impairment	185,504	52,827	98,010	28,868

Total impaired loans *	$331,053	$52,827	$188,598	$28,906

* Included at December 31, 2010 and December 31, 2009 were $6.5 million and $24.7 million, respectively, in restructured and performing loans.

Impaired loans also include loans for which the Bank may elect to grant a concession, providing terms more favorable than those prevalent in the market (e.g., rate, amortization term), and formally restructure due to the weakening credit status of a borrower. Restructuring is designed to facilitate a repayment plan that minimizes the potential losses that the Bank otherwise may have to incur. If these impaired loans are on nonaccruing status as of the date of restructuring, the loans are included in nonperforming loans. Nonperforming restructured loans will remain as nonperforming until the borrower can demonstrate adherence to the restructured terms for a period of no less than six months or when it is otherwise determined that continued adherence is reasonably assured. Some restructured loans continue as accruing loans after restructuring due to the borrower not being past due, adequate collateral valuations supporting the restructured loans or the cash flows of the underlying business appearing adequate to support the restructured debt service. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At December 31, 2010, there was $146.5 million in restructured loans, of which loans amounting to $6.5 million were accruing and in a performing status. At December 31, 2009, there was $95.7 million in restructured loans, of which loans amounting to $24.7 million were accruing and in a performing status.

Potential problem loans which are not included in nonperforming assets are classified separately within the Bank’s portfolio as Special Mention and carry a risk grade rating of “6”. These loans are defined as those with potential weaknesses which may affect repayment capacity, but do not pose sufficient risk as to require an adverse classification. As of December 31, 2010, the balance of such loans was $130.8 million compared with a balance of $244.3 million as of December 31, 2009.

The average carrying value of impaired loans was $291.6 million in 2010 and $147.2 million in 2009. Interest income recognized on impaired loans, exclusive of nonaccrual loans, amounted to approximately $0.3 million in 2010, $1.7 million in 2009 and $1.3 million in 2008.

Loans with outstanding balances of $47.6 million in 2010 and $34.7 million in 2009 were transferred from loans to other real estate acquired through foreclosure. Other real estate acquired through loan foreclosures amounted to $63.6 million at December 31, 2010 and $35.2 million at December 31, 2009.

Loans held for investment are primarily made in the region of North Carolina that includes Alamance, Alexander, Ashe, Catawba, Chatham, Gaston, Guilford, Iredell, Mecklenburg, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes counties. The real estate loan portfolio can be affected by the condition of the local real estate markets.

Note 7 – Allowance for Loan Losses

The allowance for loan losses (“ALLL”) is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses represents management’s best estimate of probable credit losses that are inherent in the loan portfolio at the balance sheet date and is determined by management through quarterly evaluations of the loan portfolio.

The Bank lends primarily in North Carolina. As of December 31, 2010, a substantial majority of the principal amount of the loans held for investment in its portfolio was to businesses and individuals in North Carolina. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.

Changes in the allowance for loan losses for the years ended December 31 were as follows:

(dollars in thousands)	2010	2009	2008
Balance at beginning of year	$49,461	$34,720	$17,381
Provision for losses charged to operations	115,248	61,741	27,759
Loans charged off	(91,250)	(49,385)	(12,425)
Recoveries on loans previously charged off	2,721	2,385	2,005

Balance at end of year	$76,180	$49,461	$34,720

The allowance for loan losses, as a percentage of loans held for investment, amounted to 5.84% at December 31, 2010 compared to 3.16% at December 31, 2009.

The credit quality indicator presented for all classes within the loan portfolio is a widely-used and standard system representing the degree of risk of nonpayment. The risk-grade categories presented in the following table are:

Pass - Loans categorized as Pass are higher quality loans that have adequate sources of repayment and little risk of collection.

Special Mention - A Special Mention loan has potential weaknesses that deserve managements close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

Substandard - A Substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of Substandard loans, does not have to exist in individual assets classified Substandard.

Doubtful - An loan classified as doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors, which may work to the advantage of strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans.

Loans categorized as Special Mention are considered Criticized. Loans categorized as Substandard or Doubtful are considered Classified.

The following table presents loan and lease balances by credit quality indicator as of December 31, 2010:

(dollars in thousands)	Nonclassified/ Pass (Ratings 1-5)	Special Mention (Rating 6)	Substandard (Rating 7)	Doubtful (Rating 8)	Total
Commercial and agricultural	$71,325	$6,375	$10,882	$5,165	$93,747
Real estate - construction	76,317	46,596	111,365	42,698	276,976
Real estate - mortgage:
1-4 family residential	324,369	18,398	34,662	11,430	388,859
Commercial	283,557	59,439	84,666	67,199	494,861
Consumer	48,620	-	609	303	49,532

Total	$804,188	$130,808	$242,184	$126,795	$1,303,975

The following table presents ALLL activity by portfolio segment for the year ended December 31, 2010:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agriculture	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance at January 1, 2010	$3,543	$23,932	$8,311	$12,729	$946	$49,461
Charge-offs	(9,832)	(53,374)	(9,060)	(15,418)	(3,566)	(91,250)
Recoveries	585	52	178	271	1,635	2,721
Provision	14,047	66,153	5,336	27,569	2,143	115,248

Ending balance at December 31, 2010	$8,343	$36,763	$4,765	$25,151	$1,158	$76,180

Portion of ending balance:
Individually evaluated for impairment	$4,587	$24,801	$2,443	$20,996	$-	$52,827
Collectively evaluated for impairment	3,756	11,962	2,322	4,155	1,158	23,353

Total ALLL evaluated for impairment	$8,343	$36,763	$4,765	$25,151	$1,158	$76,180

Loans held for investment:
Ending balance at December 31, 2010	$93,747	$276,976	$388,859	$494,861	$49,532	$1,303,975

Portion of ending balance:
Individually evaluated for impairment	$13,541	$145,410	$38,987	$132,208	$188	$330,334
Collectively evaluated for impairment	80,206	131,566	349,872	362,653	49,344	973,641

Total loans evaluated for impairment	$93,747	$276,976	$388,859	$494,861	$49,532	$1,303,975

The following table presents loans and leases on nonaccrual status by loan class at December 31, 2010:

(dollars in thousands)

Commercial and agricultural	$13,274
Real estate - construction	144,605
Real estate - mortgage:
1-4 family residential	34,994
Commercial	131,866
Consumer	329

Total	$325,068

The following table presents an aging analysis of loans and leases as of December 31, 2010:

							90 or More Days Past Due and Accruing
(dollars in thousands)	Past Due
	30-59 Days	60-89 Days	90 or More Days	Total	Current	Total Loans
Commercial and agricultural	$1,610	$3,622	$5,186	$10,418	$83,329	$93,747	$48
Real estate - construction	21,687	10,532	98,099	130,318	146,658	276,976	212
Real estate - mortgage:
1-4 family residential	11,199	7,016	22,505	40,720	348,139	388,859	4,167
Commercial	9,798	12,430	74,271	96,499	398,362	494,861	380
Consumer	199	44	160	403	49,129	49,532	11

Total	$44,493	$33,644	$200,221	$278,358	$1,025,617	$1,303,975	$4,818

The following table presents impaired loan information as of December 31, 2010:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

With no related allowance recorded:
Commercial and agricultural	$5,548	$7,126	$-	$5,970
Real estate - construction	62,596	80,836	-	74,440
Real estate - mortgage:
1-4 family residential	28,068	30,506	-	29,720
Commercial	49,132	56,989	-	54,674
Consumer	205	207	-	192

With an allowance recorded:
Commercial and agricultural	$8,054	$8,383	$4,587	$8,228
Real estate - construction	82,879	92,590	24,802	86,329
Real estate - mortgage:
1-4 family residential	11,274	11,070	2,442	11,563
Commercial	83,297	87,593	20,996	84,015
Consumer	-	-	-	-

Total:
Commercial and agricultural	$13,602	$15,509	$4,587	$14,198
Real estate - construction	145,475	173,426	24,802	160,769
Real estate - mortgage:
1-4 family residential	39,342	41,576	2,442	41,283
Commercial	132,429	144,582	20,996	138,689
Consumer	205	207	-	192

Interest income recognized after the above loans became impaired was immaterial as of December 31, 2010.

Note 8 – Premises and Equipment

Premises and equipment at December 31 is summarized as follows:

(dollars in thousands)	December 31, 2010	December 31, 2009
Land	$11,675	$11,675
Building and improvements	37,572	37,476
Furniture and equipment	31,342	31,247
Leasehold improvements	1,655	1,655

Premises and equipment, gross	82,244	82,053
Accumulated depreciation and amortization	(37,146)	(33,938)

Premises and equipment, net	$45,098	$48,115

Depreciation and amortization expense totaled $3.7 million, $3.7 million, and $3.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 9 – Other Real Estate Owned and Property Acquired in Settlement of Loans

The following table summarizes real estate acquired in settlement of loans and personal property acquired in settlement of loans, the latter of which is included within the other assets financial statement line item on the Consolidated Balance Sheet at the dates indicated.

(dollars in thousands)	December 31, 2010	December 31, 2009
Real estate acquired in settlement of loans	$63,627	$35,170
Personal property acquired in settlement of loans	138	68

Total property acquired in settlement of loans	$63,765	$35,238

The following table summarizes the changes in real estate acquired in settlement of loans at the dates and for the periods indicated.

(dollars in thousands)	For the Nine Month Periods For Years Ended December 31,
	2010	2009
Real estate acquired in settlement of loans, beginning of period	$35,170	$6,806
Plus: New real estate acquired in settlement of loans	47,976	35,089
Less: Sales of real estate acquired in settlement of loans	(10,981)	(4,954)
Less: Write-downs and net loss on sales charged to expense	(8,538)	(1,771)

Real estate acquired in settlement of loans, end of period	$63,627	$35,170

During 2010, the Bank received proceeds of $11.0 million in total sales of property acquired in settlement of loans. This compares to prior year sales for the same period in the amount of $5.0 million. At December 31, 2010, four assets with a net carrying amount of $833,000 were under contract for sale and are expected to close in the first quarter of 2011.

Note 10 – Other Assets and Other Liabilities

Other assets and other liabilities at December 31 are summarized as follows:

	00000000	00000000
(dollars in thousands)	December 31,
	2010	2009
Other Assets:
Interest receivable	$5,747	$8,071
Accounts receivable	6,855	514
Prepaid FDIC assessment	3,973	9,654
Prepaid expenses	3,369	1,349
Small Business Investments (SBIC)	2,485	2,485
Mortgage servicing rights	2,359	4,856
Deferred taxes	1,113	8,481
Other earning assets	15,262	18,235
Other assets	4,449	2,849

Total other assets	$45,612	$56,494

Other Liabilities:
Interest payable	$2,592	$2,474
Accrued expenses	10,923	11,906
Other liabilities	2,986	4,970

Total other liabilities	$16,501	$19,350

Note 11 – Commitments

In the ordinary course of operations, the Company and the Bank are party to various legal proceedings. Neither the Company nor the Bank is involved in, nor have they terminated during 2010, any pending legal proceedings other than routine, nonmaterial proceedings occurring in the ordinary course of business.

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

Future obligations at December 31, 2010 for minimum rentals under non-cancelable operating lease commitments, primarily relating to premises, are as follows:

0000000
(dollars in thousands)

Year ending December 31,
2011	$1,419
2012	1,090
2013	1,044
2014	988
2015	915
Thereafter	10,100

Total lease commitments	$15,556

Net rental expense for all operating leases amounted to $1,665,000, $1,612,000, and $1,530,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 12 – Income Taxes

The components of income tax expense for the years ended December 31 are as follows:

	000000	000000	000000
(dollars in thousands)	2010	2009	2008

Current:
Federal	$65	$-	$1,695
State	-	32	243

Total current taxes	65	32	1,938

Deferred
Federal	(37,166)	(15,433)	(4,160)
State	(7,566)	(2,952)	(896)

Total deferred taxes	(44,732)	(18,385)	(5,056)

Increase in valuation allowance	45,926	22,345	-

Total income taxes	$1,259	$3,992	$(3,118)

A reconciliation of income tax expense computed at the statutory federal income tax rate to actual income tax expense is presented in the following table as of December 31:

	000000	000000	000000
(dollars in thousands)
	2010	2009	2008
Amount of tax computed using Federal statutory tax rate of 35% in 2010, 2009 and 2008	$(39,081)	$(34,196)	$(22,024)
Increases/(decreases) resulting from effects of:
Non-taxable income	(481)	(648)	(740)
State income taxes, net of federal benefit	(4,919)	(1,927)	(425)
Goodwill impairment	-	18,338	20,230
Valuation allowance on deferred tax assets	45,926	22,345	-
Other	(186)	80	(159)

Total income tax (benefit)/expense	$1,259	$3,992	$(3,118)

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

As of December 31, 2010 and December 31, 2009, net deferred income tax assets totaling $0.9 million and $0.4 million, respectively, are recorded on the Company’s balance sheet. No valuation allowance is recorded for unrealized losses on investment securities because it is not more likely than not that the Company will have to sell these securities at a loss.

The components of deferred tax assets and liabilities and the tax effect of each are as follows:

(dollars in thousands)	December 31, 2010	December 31, 2009

Deferred tax assets:
Allowance for loan losses	$30,475	$19,833
Net operating loss	36,902	13,384
Compensation and benefit plans	2,102	2,192
Fair value basis of loans	-	356
Pension and other post-retirement benefits	1,451	1,878
Interest rate swap	-	134
Other real estate owned	3,263	-
Net unrealized securities losses	343	-
Other	701	877

Subtotal deferred tax assets	75,237	38,654
Less: Valuation allowance	(68,270)	(28,413)

Total deferred tax assets	6,967	10,241

Deferred tax liabilities:
Core deposit intangible	1,648	1,962
Mortgage servicing rights	931	1,918
Depreciable basis of premises and equipment	1,251	1,490
Net deferred loan fees and costs	898	969
Net unrealized securities gains	-	1,869
SAB 109 valuation	265	512
Other	1,049	1,074

Total deferred tax liabilities	6,042	9,794

Net deferred tax assets	$925	$447

Changes in net deferred tax asset were as follows:

(dollars in thousands)	December 31, 2010	December 31, 2009
Balance at beginning of year	$447	$12,597
Income tax effect from change in unrealized gains on available-for-sale securities	2,212	(2,299)
Employee benefit plan	(427)	43
Deferred income tax benefit on continuing operations	38,550	18,519
Valuation allowance on deferred tax assets	(39,857)	(28,413)

Balance at end of period	$925	$447

Under accounting principles generally accepted in the United States of America, the Company is not required to provide a deferred tax liability for the tax effect of additions to the tax bad debt reserve through 1987, the base year. Retained earnings at December 31, 2010 include approximately $2.7 million for which no provision for federal income tax has been made. These amounts represent allocations of income to bad debt deductions for tax purposes only. Reductions of such amounts for purposes other than bad debt losses could create income for tax purposes in certain remote instances, which would then be subject to the then current corporate income tax rate.

Note 13 – Deposits

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

The following table summarizes deposit composition at the dates indicated.

(dollars in thousands)	December 31, 2010	December 31, 2009
Noninterest-bearing demand deposits	$148,933	$152,522
Interest-bearing demand deposits	230,084	226,696
Savings deposits	43,724	40,723
Money market deposits	312,007	326,958
Brokered deposits	140,151	112,340
Time deposits less than $100,000	416,098	437,031
Time deposits $100,000 or more	405,393	425,858

Total deposits	$1,696,390	$1,722,128

The aggregate amount of jumbo certificates of deposit, which include brokered deposits and have minimum denominations of $100,000, was approximately $544.7 million and $503.4 million in 2010 and 2009, respectively.

At December 31, 2010, $0.3 million of overdrawn transaction deposit accounts were reclassified to loans, compared with $0.3 million at December 31, 2009.

The accompanying table presents the scheduled maturities of time deposits at December 31, 2010.

(dollars in thousands)

Year ending December 31,

2011	$544,019
2012	246,984
2013	119,000
2014	24,133
2015	27,440
Thereafter	66

Total time deposits	$961,642

Interest expense on time deposits of $100,000 or more amounted to $9.5 million in 2010, $11.3 million in 2009 and $15.5 million in 2008.

As a result of being “significantly undercapitalized” at December 31, 2010, under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank’s capital levels do not allow the Bank to increase or renew brokered deposits balances, including all Certificate of Deposit Account Registry Service (“CDARS”), without prior approval from regulators. Regulatory limitations on the ability to accept brokered deposits will also limit the Company’s deposit funding options. Based on its existing capital ratios, the Bank could be subject to limitations on the maximum interest rates it can pay on deposit accounts and certain restrictions on brokered deposits. However, on August 2, 2010 the Bank was notified by the FDIC that the geographic areas in which the Bank operates are considered high-rate areas. Accordingly, the Bank is able to offer interest rates on deposits up to 75 basis points over the prevailing interest rates in its geographic areas.

Note 14 – Short-Term Borrowings and Long-Term Debt

The following table stratifies the Company’s borrowings as short-term and long-term as of December 31, 2010 and 2009:

	December 31,
(dollars in thousands)	2010		2009
	Balance	Rate	Balance	Rate

SHORT-TERM DEBT
Retail customer repurchase agreements	$9,628	0.78%	$13,592	0.70%
Federal funds purchased	-	-	10,000	0.25

Total short-term borrowings	$9,628		$23,592

LONG-TERM DEBT
Federal Home Loan Bank advances	$144,485	2.56%	$166,165	3.19%
Subordinated debt	7,500	3.79	15,000	3.75
Junior subordinated debt	56,702	1.83	56,702	1.77

Total long-term debt	$208,687		$237,867

Retail Repurchase Agreements and Federal Funds Purchased

Funds are borrowed on an overnight basis through retail repurchase agreements with bank customers and federal funds purchased from other financial institutions. Retail repurchase agreement borrowings are collateralized by securities of the U.S. Treasury and U.S. Government agencies and corporations.

At December 31, 2010, the Bank had no line of credit at the Federal Reserve Bank.

Information concerning retail repurchase agreements and federal funds purchased is as follows:

(dollars in thousands)	2010		2009		2008
	Retail Repurchase Agreements	Federal Funds Purchased	Retail Repurchase Agreements	Federal Funds Purchased	Retail Repurchase Agreements	Federal Funds Purchased
Balance at December 31	$9,628	$-	$13,592	$10,000	$18,145	$37,000
Average balance during the year	13,355	1,537	18,737	58,609	29,954	21,310
Maximum month end balance	16,424	15,000	22,693	90,000	35,815	62,400
Weighted average interest rate:
At December 31	0.78%	-%	0.70%	0.25%	0.63%	0.47%
During the year	0.73	0.26	0.68	0.27	2.17	2.35

Federal Home Loan Bank (“FHLB”) Advances

The Bank had no line of credit with the FHLB at December 31, 2010. However, at December 31, 2010, current outstanding FHLB advances under the discontinued line amounted to $144.5 million and were at interest rates ranging from 0.27% to 6.15%. These borrowings were secured by delivered collateral on qualifying mortgage loans and, as required, by other qualifying collateral. At December 31, 2009, FHLB advances amounted to $166.2 million and were at interest rates ranging from 0.36% to 6.15%.

At December 31, 2010, the scheduled maturities of FHLB advances payable over the next five years and thereafter, certain of which are callable at the option of the FHLB before scheduled maturity, are as follows:

(dollars in thousands)

Year ending December 31,

2011	$25,000
2012	15,000
2013	20,320
2014	15,304
2015	18,452
2016 and thereafter	50,409

Total FHLB advances	$144,485

Long-term debt at December 31, 2010 and 2009 consisted of the following advances from the FHLB

(dollars in thousands)
		December 31,
Maturity	Interest Rate	2010	2009
August 23, 2011	0.2700%	25,000	-
September 4, 2012	3.2600%	15,000	15,000
January 7, 2013	3.9000%	10,000	10,000
January 7, 2013	2.3250%	224	-
March 4, 2013	3.4275%	10,000	10,000
March 4, 2013	1.7484%	96	(50)
March 17, 2014	2.9850%	10,000	10,000
March 17, 2014	0.8919%	304	(63)
December 29, 2014	3.3125%	5,000	5,000
January 22, 2015	3.7810%	15,000	15,000
January 22, 2015	1.3184%	452	(167)
September 8, 2015	3.7100%	3,000	3,000
March 19, 2018	2.8100%	10,000	10,000
July 16, 2018	2.4300%	20,000	20,000
July 18, 2018	2.3300%	20,000	20,000
August 27, 2018	6.1500%	409	445
Advances repaid in 2010	-	-	48,000

		144,485	166,165

Subordinated Debt

On December 30, 2010, the Bank entered into and consummated a conversion agreement with SunTrust Bank, pursuant to which $7.5 million of the outstanding principal amount of the $15.0 million subordinated term loan from SunTrust to the Bank issued on June 30, 2008 was converted into 7.5 million shares of nonvoting, nonconvertible, nonredeemable cumulative preferred stock, par value $1.00 per share, of the Bank. The Bank amended its articles of association to authorize the preferred stock issued to SunTrust in the conversion. The preferred stock carries an 8.0% dividend rate and is includable in the Bank’s Tier 2 capital for regulatory capital purposes.

The remaining $7.5 million of subordinated debt owed by the Bank to SunTrust was ratified and confirmed but the interest rate was changed from LIBOR plus 3.5% to a fixed rate of 8.0% per annum, commencing January 1, 2011. Immediately prior to the conversion, the Bank paid the interest accrued and unpaid to December 30, 2010 on the subordinated debt. See Note 25 “Subsequent Events” for further discussion of the SunTrust agreement.

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

During the second quarter of 2010, the Company suspended payment of interest on junior subordinated debt for liquidity purposes. The associated interest expense on junior subordinated debt has been fully accrued and is included in the Consolidated Statements of Loss.

Information concerning the Junior Subordinated Debentures at December 31, 2010 and 2009 is as follows:

(dollars in thousands)

Issuer	Stated Maturity Date	Commencement of Early Redemption Period	Principal Amount		Interest Rate
			As of December 31,
			2010	2009

FNB Trust I	12/15/35	12/15/10	$20,619	$20,619	3 month LIBOR + 1.37% = 1.671560% at 12/31/10

FNB Trust II	06/30/36	06/30/11	30,928	30,928	3 month LIBOR + 1.32% = 1.622810% at 12/31/10

Catawba Trust II	12/30/32	12/30/07	5,155	5,155	3 month LIBOR + 3.35% = 3.652810% at 12/31/10

Total Junior Subordinated Debentures			$56,702	$56,702

Note 15 – Employee Benefit Plans

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

In September 2006, the Board of Directors of the Company approved a modified freeze to the pension plan. Effective December 31, 2006, no new employees are eligible to enter the plan. Participants who were at least age 40, had earned 10 years of vesting service as an employee of the Company and remained an active employee as of December 31, 2006 qualified for a grandfathering provision. Under the grandfathering provision, the participant will continue to accrue benefits under the plan through December 31, 2011. However, in November 2010, the Board of Directors of the Company approved an additional amendment to the plan which ceases participant benefit accruals as of December 31, 2010.

The following table sets forth the plan’s change in benefit obligation, plan assets and the funded status of the pension plan, using a December 31 measurement date, and amounts recognized in the consolidated statements as of December 31:

(dollars in thousands)
	2010	2009

Change in Benefit Obligation
Benefit obligation at beginning of year	$11,700	$10,868
Service cost	181	199
Interest cost	687	675
Net actuarial loss	495	470
Benefits paid	(534)	(512)

Benefit obligation at end of year	$12,529	$11,700

Change in Plan Assets
Fair value of plan assets at beginning of year	$7,445	$7,168
Actual return on plan assets	985	157
Employer contributions	800	632
Benefits paid	(534)	(512)

Fair value of plan assets at December 31	$8,696	$7,445

Funded Status at End of Year	$(3,833)	$(4,255)

Amounts Recognized in the Consolidated Balance Sheets
Other Assets	$-	$-
Other Liabilities	(3,833)	(4,255)

Total liabilities recognized in consolidated balance sheets	$(3,833)	$(4,255)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss	$5,392	$5,654
Prior service credit	-	1

Net amount recognized	$5,392	$5,655

Weighted-Average Allocation of Plan Assets at End of Year
Equity securities	62%	48%
Debt securities	35	47
Cash and cash equivalents	1	3
Fixed income funds	2	2

Total	100%	100%

Weighted-Average Plan Assumptions at End of Year
Discount rate	5.60%	6.00%
Expected long-term rate of return on plan assets	8.00%	8.00%
Rate of increase in compensation levels	5.50%	5.50%

The expected long-term rate of return on plan assets considers the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based exclusively on historical returns, without adjustments.

Components of net periodic pension cost/(income) and other amounts recognized in other comprehensive income are as follows:

(dollars in thousands)	2010	2009	2008

Net Periodic Pension Cost/(Income)
Service cost	$181	$199	$212
Interest cost	687	675	665
Expected return on plan assets	(595)	(553)	(838)
Amortization of prior service cost	1	4	4
Amortization of net actuarial loss	367	307	11

Total pension cost	$641	$632	$54

Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income:
Net actuarial (gain)/loss	$(262)	$558	$3,910
Amortization of prior service credit	(1)	(4)	(4)

Total recognized in other comprehensive loss	(263)	554	3,906

Total Recognized in Net Periodic Pension Cost and Other Comprehensive Loss	$378	$1,186	$3,960

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic pension cost over the next year are approximately $340,000 and $0 respectively.

The Company’s investment policies and strategies for the pension plan use a target allocation of 50% to 60% for equity securities and 40% to 50% for debt securities. The investment goals attempt to maximize returns while remaining within specific risk management policies. While the risk management policies permit investment in specific debt and equity securities, a significant percentage of total plan assets is maintained in mutual funds, approximately 14.6% at December 31, 2010, to assist in investment diversification. Generally the investments are readily marketable and can be sold to fund benefit payment obligations as they become payable.

The following table provides the fair values of investments held in the pension plan by major asset category:

December 31, 2010	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

(dollars in thousands)

Equity securities	$5,378	$5,378	$-
Debt securities	3,239	-	3,239
Other	79	-	79

Total fair value of pension assets	$8,696	$5,378	$3,318

December 31, 2009	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

(dollars in thousands)

Equity securities	$3,559	$3,559	$-
Debt securities	3,643	-	3,643
Other	243	-	243
Total fair value of pension assets	$7,445	$3,559	$3,886

The equity securities measured at fair value consist primarily of stock mutual funds (Level 1 inputs) and common and collective trust funds (Level 2 inputs). Debt securities include corporate bonds and bond mutual funds (Level 1 inputs), U.S. government and agency securities and obligations of state and political subdivisions (Level 2 inputs). Other investments consist of cash, money market deposits and certificates of deposit (Level 2 inputs). For further information regarding levels of input used to measure fair value, refer to Note 21.

In 2010, the Company contributed $800,000 to its pension plan. The Company expects to contribute $750,000 to its pension plan in 2011. However, the assets of the FNB United Corp. Employees Pension Plan are less in value than the present value of the accrued benefits (vested and unvested) of the participants in the Pension Plan on a termination and projected benefit obligation basis.

The estimated benefit payments for each year ending December 31 from 2011 through 2015 are as follows: $612,000 in 2011, $606,000 in 2012, $629,000 in 2013, $689,000 in 2014 and $695,000 in 2015. The estimated benefit payments to be paid in the aggregate for the five year period from 2016 through 2020 are $4,014,000. The estimated benefit payments are based on the same assumptions used to measure the benefit obligation at December 31, 2010 and include estimated future employee service.

Supplemental Executive Retirement Plan

The Company has a noncontributory, nonqualified supplemental executive retirement plan (the “SERP”) covering certain executive employees. Annual benefits payable under the SERP are based on factors similar to those for the pension plan, with offsets related to amounts payable under the pension plan and social security benefits. In 2010, the Board of Directors approved an amendment to the plan which stops additional benefit accrual under the SERP after December 31, 2010. This action does not impact a participant’s vested or accrued benefit in the plan.

The following table sets forth the plan’s change in benefit obligation, plan assets and the funded status of the SERP plan, using a December 31 measurement date, and amounts recognized in the consolidated statements as of December 31:

(dollars in thousands)

	2010	2009

Change in Benefit Obligation
Benefit obligation at beginning of year	$2,909	$3,129
Service cost	189	226
Interest cost	120	150
Amendments to plan	-	-
Net actuarial gain	(658)	(466)
Benefits paid	(503)	(130)

Benefit obligation at end of year	$2,057	$2,909

Change in Plan Assets
Fair value of plan assets at beginning of year	$-	$-
Actual return on plan assets	-	-
Employer contributions	503	130
Benefits paid	(503)	(130)

Fair value of plan assets at end of year	$-	$-

Funded Status at December 31	$(2,057)	$(2,909)

Amounts Recognized in the Consolidated Balance Sheets Other Liabilities	$2,057	$2,909

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial gain	$(761)	$(140)
Prior service cost	234	283

Net amount recognized	$(527)	$143

Weighted-Average Plan Assumption at End of Year:
Discount rate	5.60%	6.00%

Components of net periodic SERP cost and other amounts recognized in other comprehensive loss are as follows:

	0000000222	0000000222	0000000222
(dollars in thousands)	2010	2009	2008

Net Periodic SERP Cost
Service cost	$189	$226	$259
Interest cost	120	150	150
Expected return on plan assets	-	-	-
Amortization of prior service cost	48	47	78
Amortization of net actuarial (gain)/ loss	(37)	(7)	8

Net periodic SERP cost	$320	$416	$495

Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income
Net actuarial (gain)/loss	$(621)	$(458)	$63
Prior service cost	-	-	-
Amortization of prior service credit	(48)	(47)	(78)

Total recognized in other comprehensive loss	(669)	(505)	(15)

Total Recognized in Net Periodic SERP (Income)/Cost and
Other Comprehensive (Loss)/Income	$(349)	$(89)	$480

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic SERP cost over the next year are approximately $0 and $48,000 respectively.

The SERP is an unfunded plan. Consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.

The estimated benefit payments for each year ending December 31 from 2011 through 2015 are as follows: $141,000 in 2011, $175,000 in 2012, $173,000 in 2013, $172,000 in 2014 and $172,000 in 2015. The estimated benefit payments to be paid in the aggregate for the five-year period from 2016 through 2020 are $510,000. The estimated benefit payments are based on the same assumptions used to measure the benefit obligation at December 31, 2010 and include estimated future employee service.

As a result of the acquisition of Integrity Financial Corporation in 2006, the Bank assumed the obligations of a non-qualifying deferred compensation plan for the former president of Integrity. Under the plan provisions, benefit payments began in 2006 and are payable for 10 years. During 2010, 2009 and 2008 provisions of $26,000, $43,000 and $2,000, respectively, were expensed for future benefits to be provided under this plan. The total liability under this plan was $392,000 at December 31, 2010 and is included in other liabilities in the accompanying consolidated balance sheets. Payments amounting to $70,000 in 2010, $60,000 in 2009 and $57,000 in 2008 were made under the provisions of the plan.

Other Postretirement Defined Benefit Plans

The Company has postretirement medical and life insurance plans covering substantially all full-time employees who qualify as to age and length of service. The medical plan is contributory, with retiree contributions adjusted whenever medical insurance rates change. The life insurance plan is noncontributory.

In conjunction with the modified freeze of the pension plan, the postretirement medical and life insurance plan was also amended. Effective December 31, 2006, no new employees are eligible to enter the plan. Participants who were at least age 40, had earned 10 years of vesting service as an employee of the Company and remained an active employee as of December 31, 2006 qualified for a grandfathering provision. Under the grandfathering provision, the participant will continue to accrue benefits under the plan through December 31, 2011. However, in November 2010, the Board of Directors of the Company approved an additional amendment to the plan which ceases participant benefit accruals as of December 31, 2010.

The following table sets forth the plans change in benefit obligation, plan assets and the funded status of the postretirement plans, using a December 31 measurement date, and amounts recognized in the consolidated statements as of December 31:

	0000000000	0000000000
(dollars in thousands)	2010	2009

Change in Benefit Obligation
Benefit obligation at beginning of year	$1,587	$1,435
Service cost	18	22
Interest cost	90	91
Net actuarial loss	28	74
Plan participant contributions	87	59
Benefits paid	(140)	(94)

Benefit obligation at end of year	$1,670	$1,587

Change in Plan Assets
Fair value of plan assets at beginning of year	$-	$-
Actual return on plan assets	-	-
Employer contributions	53	35
Plan participant contributions	87	59
Benefits paid	(140)	(94)

Fair value of plan assets at end of year	$-	$-

Funded Status at December 31	$(1,670)	$(1,587)

Amounts Recognized in the Consolidated Balance Sheets Other Liabilities	$1,670	$1,587

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial loss	$393	$387
Prior service credit	(29)	(33)

Net amount recognized	$364	$354

Weighted-Average Plan Assumption at End of Year:
Discount rate	5.60%	6.00%

Increasing or decreasing the assumed medical cost trend rate by one percentage point would not have a significant effect on either the postretirement benefit obligation at December 31, 2010 or the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2010.

Components of net postretirement benefit cost and other amounts recognized in other comprehensive income are as follows:

	000000	000000	000000
(dollars in thousands)	2010	2009	2008

Net Periodic Postretirement Benefit Cost
Service cost	$18	$22	$23
Interest cost	90	91	86
Expected return on plan assets	-	-	-
Amortization of prior service credit	(4)	(4)	(4)
Amortization of transition obligation	-	-	-
Amortization of net actuarial loss	22	19	23

Net periodic postretirement benefit cost	$126	$128	$128

Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income
Net actuarial (gain)/loss	$6	$55	$202
Prior service cost	-	-	-
Amortization of prior service cost	4	4	4

Total recognized in other comprehensive loss	10	59	206

Total Recognized in Net Periodic Postretirement Benefit
Cost and Other Comprehensive Loss	$136	$187	$334

The estimated net loss and prior service credit that will be amortized from accumulated other comprehensive loss into net periodic postretirement benefit cost over the next year are approximately $29,000 and $(4,000), respectively.

The postretirement medical and life insurance plans are unfunded plans. Consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.

The estimated benefit payments for each year ending December 31 from 2011 through 2015 are as follows: $69,000 in 2011, $76,000 in 2012, $82,000 in 2013, $86,000 in 2014 and $90,000 in 2015. The estimated benefit payments to be paid in the aggregate for the five year period from 2016 through 2020 are $504,000. The estimated benefit payments are based on the same assumptions used to measure the benefit obligation at December 31, 2010 and include estimated future employee service.

Matching Retirement/Savings Plan

The Company has a matching retirement/savings plan which permits eligible employees to make contributions to the plan up to a specified percentage of compensation as defined by the plan. A portion of the employee contributions are matched by the Company based on the plan formula. Additionally, commencing in 2007, the Company on a discretionary basis may make an annual contribution up to a specified percentage of compensation as defined by the plan to the account of each eligible employee. The Company did not make a discretionary contribution in 2009 or 2010. During 2009, the Company lowered its matching contribution from 6% to 3%. The matching and discretionary contributions amounted to $485,000 in 2010, $701,000 in 2009, and $1,161,000 in 2008.

Note 16 – FNB United Corp. (Parent Company)

The parent company’s principal asset is its investment in its bank subsidiary, CommunityONE Bank. The principal source of income of the parent company is dividends received from the Bank.

The condensed financial position as of December 31, 2010 and 2009, and the condensed results of operations and cash flows for each of the years in the three-year period ended December 31, 2010 of FNB United Corp., parent company only, are presented below.

(dollars in thousands)

Condensed Balance Sheets
		2010	2009
Assets:
Cash		$180	$4,106
Investment in wholly-owned subsidiary, the Bank		43,663	149,421
Other assets		3,361	2,157

Total Assets		$47,204	$155,684

Liabilities and shareholders’ equity:
Accrued liabilities		$431	$623
Borrowed funds		56,702	56,702
Shareholders’ equity		(9,929)	98,359

Total Shareholders’ Equity and Liabilities		$47,204	$155,684

Condensed Statements of Income
	2010	2009	2008
Dividends from subsidiary	$-	$1,200	$9,525
Noninterest income	33	42	86
Interest expense	(1,521)	(1,741)	(2,903)
Noninterest expense	(343)	(406)	(160)

Income before tax (benefit)/expense	(1,831)	(905)	6,548
Income tax benefit	-	(744)	(1,049)

(Loss)/income before equity in undistributed net income of subsidiary	(1,831)	(161)	7,597
Equity in undistributed net (loss)/income of subsidiary	(111,088)	(101,535)	(67,406)

Net loss	(112,919)	(101,696)	(59,809)
Preferred stock dividends	(3,294)	(2,871)	-

Net Loss to Common Shareholders	$(116,213)	$(104,567)	$(59,809)

Condensed Statements of Cash Flows
	2010	2009	2008
Cash flows from operating activities
Net (loss)/income	$(112,919)	$(101,696)	$(59,809)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net loss/(income) of subsidiary	111,088	101,535	67,406
Other, net	(451)	215	(1,236)

Net cash (used)in/provided by operating activities	(2,282)	54	6,361

Cash flows from investing activities
Downstream cash investment in subsidiary	(1,000)	-	-

Net cash (used in) investing activities	(1,000)	-	-

Cash flows from financing activities
Increase in borrowed funds	-	4,000	-
Common stock issued	-	-	2
Cash dividends paid	(644)	(3,660)	(5,712)

Net cash provided by (used in) financing activities	(644)	340	(5,710)

Net (decrease)/increase in cash	(3,926)	394	651
Cash at beginning of period	4,106	3,712	3,061

Cash at end of period	$180	$4,106	$3,712

Note 17 – Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the accompanying table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). As of December 31, 2010, neither the Company nor the Bank meets the capital adequacy requirements to which they are subject.

The Bank is “significantly undercapitalized” under the prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the accompanying table.

			Minimum Regulatory Requirement
			To Be Well Capitalized
(dollars in thousands)	Actual		For Capital Adequacy Purposes		Under Prompt Corrective Action Provisions			Pursuant to Order
	Amount	Ratio	Amount	Ratio	Amount		Ratio	Ratio
December 31, 2010
Total Capital (to Risk Weighted Assets)
Consolidated	$(17,911)	(1.23) %	$116,398	>8.00%	$	N/A
Bank	68,178	4.70	116,122	>8.00		145,153	>10.00%	12.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	(17,911)	(1.23)	58,199	>4.00		N/A
Bank	35,813	2.47	58,061	>4.00		87,092	>6.00%	9.00%
Tier 1 Capital (to Average Assets)
Consolidated	(17,911)	(0.91)	78,992	>4.00		N/A
Bank	35,813	1.81	78,951	>4.00		98,688	>5.00%	9.00%
December 31, 2009
Total Capital (to Risk Weighted Assets)
Consolidated	$181,990	10.30%	$141,452	>8.00%	$	N/A
Bank	178,023	10.10	141,265	>8.00		176,582	>10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	121,207	6.90	70,726	>4.00		N/A
Bank	140,604	8.00	70,633	>4.00		105,949	>6.00%
Tier 1 Capital (to Average Assets)
Consolidated	121,207	5.70	85,283	>4.00		N/A
Bank	140,604	6.60	85,164	>4.00		106,455	>5.00%

Certain regulatory requirements restrict the lending of funds by the Bank to FNB United and the amount of dividends which can be paid to FNB United. Since 2009, these regulatory requirements have prohibited the Bank from declaring dividends payable to FNB United without the approval of the OCC. The Order, described in Note 2 “Regulatory Matter’s” further prohibits the Bank from paying dividends or making distributions to FNB United.

The Bank is required to maintain average reserve balances with the Federal Reserve Bank based on a percentage of deposits. For the reserve maintenance period in effect at December 31, 2010, the reserve requirement was $250,000.

Nasdaq

On August 2, 2010, FNB United received written notice from Nasdaq indicating that FNB United was not in compliance with Rule 5450(a)(1), the bid price rule, because the closing price per share of its common stock had been below $1.00 per share for 30 consecutive business days. In accordance with the rules of The Nasdaq Stock Market, FNB United was afforded a 180-day grace period to achieve compliance with the bid price rule. As of

January 31, 2011, FNB United had not achieved compliance and submitted an application to The Nasdaq Stock Market to transfer the listing of its common stock to The Nasdaq Capital Market from The Nasdaq Global Select Market, where it had been listed. The application was granted effective February 3, 2011, and FNB United became eligible for an additional 180 calendar day period, or until August 1, 2011, to achieve compliance with the bid price rule. Approval to transfer to The Nasdaq Capital Market was conditioned upon FNB United’s agreeing to effect a reverse stock split during the additional 180-day period should it become necessary to do so to meet the minimum $1.00 bid price per share requirement.

Note 18 – Shareholders’ Equity

Earnings per Share (“EPS”)

Basic net loss per share, or basic earnings/(loss) per share (“EPS”), is computed by dividing net loss to common shareholders by the weighted average number of common shares outstanding for the period. For the twelve months of 2010, the Company had paid dividends of approximately $0.3 million on Series A preferred stock, in addition to the $0.7 million accretion of the discount on the preferred stock. At December 31, 2010, the Company had $2.3 million of unpaid cumulative dividends. For the twelve months of 2009, the Company has accrued or paid dividends of approximately $2.3 million on Series A preferred stock, which combined with the $0.6 million accretion of the discount on the preferred stock, increased the net loss to common shareholders by $2.9 million.

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

A reconciliation of the denominators of the basic and diluted EPS computations is as follows:

	For the year ended December 31,
	2010	2009	2008

Basic:

Net loss to common shareholders	$(116,213,000)	$(104,567,000)	$(59,809,000)

Weighted average shares outstanding	11,423,967	11,416,977	11,407,616

Net loss per share, basic	$(10.17)	$(9.16)	$(5.24)

Diluted:

Net loss to common shareholders	$(116,213,000)	$(104,567,000)	$(59,809,000)

Weighted average shares outstanding	11,423,967	11,416,977	11,407,616

Effect of dilutive equity-based awards	-	-	-

Weighted average shares outstanding and dilutive potential shares outstanding	11,423,967	11,416,977	11,407,616

Net loss per share, diluted	$(10.17)	$(9.16)	$(5.24)

Due to a net loss for the twelve month periods ended December 31, 2010, 2009 and 2008, all stock options and the common stock warrant were considered antidilutive and thus are not included in this calculation. Additionally, for the periods ended December 31, 2010 and December 31, 2009, there were 2,705,088 and 2,554,639 antidilutive shares, respectively. Of the antidilutive shares, the number of shares relating to stock options were 497,945 at December 31, 2010 and 607,515 at December 31, 2009. Average antidilutive shares relating to the common stock warrant were 2,207,143 for December 31, 2010 and 1,947,123 for December 31, 2009. Because the exercise price exceeded the average market price for the periods discussed and because of the net loss, the stock options and common stock warrant were omitted from the calculation of diluted earnings per share for their respective periods. The Company did not have any common stock warrants in 2008.

Net loss for common shareholders was increased for the period ending December 31, 2010 by $3.3 million, for preferred stock dividends and $2.9 million, for the same period of 2009. Accretion on the preferred stock discount associated with the preferred stock of $719,000 and $596,000, for the periods ended December 31, 2010 and 2009, respectively. The Company did not have any preferred stock in 2008.

Stock Based Compensation

For the years ended December 31, 2010, 2009 and 2008, the Company had five share-based compensation plans in effect. The compensation expense charged against income for those plans was $50,400, $404,700 and $726,800 respectively, and the related income tax benefit was $7,100, $85,000 and $140,000, respectively.

The Company adopted stock compensation plans in 1993 and 2003 that allow for the granting of incentive and nonqualified stock options to key employees and directors. The 2003 stock compensation plan also allows for the granting of restricted stock. Under terms of both the 1993 and 2003 plans, options are granted at prices equal to the fair market value of the common stock on the date of grant. Options become exercisable after one year in equal, cumulative installments over a five-year period. No option shall expire later than ten years from the date of grant. No further grants can be made under the 1993 stock compensation plan after March 10, 2003. Based on the stock options outstanding at December 31, 2010, a maximum of 103,320 shares of common stock has been reserved for issuance under the 1993 stock compensation plan. A maximum of 1,098,534 shares of common stock has been reserved for issuance under the 2003 stock compensation plan. At December 31 2010, there were 869,534 shares available under the 2003 plan for the granting of additional options or stock awards.

The Company assumed three stock compensation plans in its acquisition of Integrity Financial Corporation in 2006. Qualified and nonqualified stock options are outstanding under these plans for grants issued from 1997 to 2004 to key employees and directors at a price equal to fair market value on the date of grant. No additional grants will be made under these plans. Based on the stock options outstanding at December 31, 2010, a maximum of 33,422 shares of common stock has been reserved for issuance under these stock compensation plans.

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

The weighted-average fair value per share of options granted amounted to $0.00 for 2010 and 2009, respectively, since there were no grants issued in those years and $1.48 for 2008. Fair values were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2010	2009	2008
Risk-free interest rate	-%	-%	3.47%
Dividend yield	-	-	4.16
Volatility	-	-	24.00
Expected life	-	-	6 years

The following is a summary of stock option activity:

	For the year ended December 31,
	2010		2009		2008
		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	535,232	$17.01	662,612	$16.56	698,848	$16.11
Granted	-	-	-	-	1,000	8.78
Exercised	-	-	-	-	(150)	11.75
Forfeited/expired	(169,490)	13.63	(127,380)	15.15	(37,086)	15.63

Outstanding at end of year	365,742	18.57	535,232	17.01	662,612	16.65

Options exercisable at end of year	359,542	18.63	525,432	17.05	615,703	16.56

Aggregate intrinsic value at end of year (in thousands):
Options outstanding	-		-		-

Options exercisable	-		-		-

At December 31, 2010, information concerning stock options outstanding and exercisable is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$7.51-$10.00	10,308	0.48	$9.49	10,308	$9.49
$10.01-$15.00	27,614	3.73	13.87	26,314	13.95
$15.01-$20.00	219,820	2.87	17.92	214,920	17.96
$20.01-$25.00	107,000	2.84	21.93	107,000	21.93
$25.01-$26.03	1,000	2.64	26.03	1,000	26.03

In 2010, 2009 and 2008 there was no intrinsic value of options exercised. The 2010, 2009 and 2008 grant-date fair value of options vested was $11,200, $171,000 and $380,000, respectively. There were no options exercised in 2010.

The following is a summary of non-vested restricted stock activity:

	For the year ended December 31,
	2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	10,200	$11.44	30,223	$16.60
Granted	-	-	1,200	2.60
Vested	(9,400)	12.19	(21,223)	18.29
Forfeited/Expired	-	-	-	-

Non-vested at end of year	800	$2.60	10,200	$11.44

The fair value of restricted stock vested in 2010, 2009 and 2008 were $114,600, $388,000 and $238,000, respectively.

As of December 31, 2010, there was $25,600 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Company’s stock benefit plans. That cost is expected to be recognized over a weighted-average period of 1.28 years.

The Company funds the option shares and restricted stock from authorized but unissued shares. The Company does not typically purchase shares to fulfill the obligations of the stock benefit plans. Company policy does allow option holders under certain plans to exercise options with seasoned shares.

Note 19 – Off-Balance Sheet Arrangements

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at December 31, 2010 are discussed below.

Commitments by the Bank to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2010, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $202.7 million. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

The Bank issues standby letters of credit whereby it guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to standby letters of credit was $1.9 million at December 31, 2010 and $14.9 million at December 31, 2009.

Dover originates certain residential mortgage loans with the intention of selling these loans. Between the time that Dover enters into an interest rate lock or a commitment to originate a residential mortgage loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in income from mortgage loan sales. The commitments to originate residential mortgage loans totaled $18.6 million at December 31, 2010, and the related forward sales commitments totaled $12.1 million with fair values of $18.8 million and $12.3 million, respectively. Loans held for sale by Dover totaled $37.1 million at December 31, 2010 of which $10.0 million was valued at lower of cost or market and $27.1 million valued at fair market due to the adoption of the fair value option. The related forward sales commitments on loans held for sale totaled $37.1 million with a fair value of $37.1 million.

The Bank had no loans held for sale at December 31, 2010. At December 31, 2009, the Bank had loans held for sale of $4.6 million and binding commitments for the origination of mortgage loans intended to be held for sale of $7.0 million with related forward sales commitments also totaling $4.6 million.

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

Note 20 – Derivatives and Financial Instruments

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

For the twelve months ended December 31, 2009, the interest rate swaps designated as a fair value hedge resulted in decreased interest expense of $138,090 on FHLB advances than would otherwise have been reported for the liability. The fair value of the swaps at December 31, 2009 was recorded on the consolidated balance sheet as a liability in the amount of $(214,000).

For the twelve months ended December 31, 2010, the interest rate swaps designated as a fair value hedge resulted in a net increase of interest expense of $884,000 on FHLB advances than would otherwise have been reported for the liability. The fair value of the swaps at December 31, 2010 was recorded on the consolidated balance sheet as a asset in the amount of $1.4 million.

Net gains recognized on the fair value swaps were $273,000 at December 31, 2010, $66,000 at December 31, 2009 and $0 at December 31, 2008.

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

For the twelve months ended December 31, 2010, the interest rate swap resulted in a net increase of $446,000 in the interest expense on FNB United Statutory Trust I than would otherwise have been reported. There is no fair value of the swap recorded at December 31, 2010 since it matured on December 15, 2010.

For the twelve months ended December 31, 2009, the interest rate swap resulted in a net increase of $335,884 in the interest expense on FNB United Statutory Trust I that would otherwise have been reported. The fair value of the swap at December 31, 2009 was recorded on the consolidated balance sheet as a liability in the amount of $383,075 offset by other comprehensive loss of $248,999, net of $134,076 deferred taxes.

The Company has also identified the following derivative instruments that were recorded on the consolidated balance sheet at December 31, 2010: commitments to originate residential mortgage loans and forward sales commitments.

Mortgage banking derivatives used in the ordinary course of business consist of mandatory forward sales contracts (“forward contracts”) and rate lock loan commitments. The fair value of the Company’s derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants.

The table below provides data about the carrying values of derivative instruments:

	As of December 31, 2010			As of December 31, 2009
(dollars in thousands)	Assets	(Liabilities)		Assets	(Liabilities)
	Carrying Value	Carrying Value	Derivative Net Carrying Value	Carrying Value	Carrying Value	Derivative Net Carrying Value
Derivatives designated as hedging instruments:
Interest rate swap contracts - trust preferred (1)	$-	$-	$-	$-	$(383)	$(383)
Interest rate swap contracts - FHLB advances (2)	-	(1,076)	(1,076)	280	-	280
Derivatives not designated as hedging instruments:
Mortgage loan rate lock commitments (1)	$-	$(55)	$(55)	$-	$(83)	$(83)
Mortgage loan forward sales and MBS (3)	44	-	44	251	-	251

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

The table below provides data about the amount of gains and losses related to derivative instruments designated as hedges included in the “Accumulated other comprehensive loss” section of “Shareholders’ Equity” on the Company’s Consolidated Balance Sheets, and in “Other income” in the Company’s Consolidated Statements of Income:

(dollars in thousands)	Loss, Net of Tax Recognized in Accumulated Other Comprehensive Loss (Effective Portion)
	As of December 31, 2010	As of December 31, 2009
Derivatives designated as hedging instruments:
Interest rate swap contracts - trust preferred	$-	$(249)

(dollars in thousands)	Gain Net of Tax Recognized in Income
	As of December 31, 2010	As of December 31, 2009
Derivatives designated as hedging instruments:
Interest rate swap contracts - FHLB advances	$165	$40

On April 7, 2009, Dover irrevocably opted to elect the fair value option for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. This election allowed Dover to enter into a hedging arrangement for the purpose of limiting risk inherent in the closed but unlocked mortgage loan pipeline and loans held for sale portfolio. These loans have interest rate locks but have not yet settled.

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

(dollars in thousands)	Gain/(Loss) During Twelve Months Ended
	December 31, 2010	December 31, 2009
Derivatives not designated as hedging instruments:
Mortgage loan rate lock commitments (1)	$28	$(83)
Mortgage loan forward sales and MBS (1)	(207)	251

Total	$(179)	$168

(1) Recognized in “Mortgage loan sales” in the Company’s consolidated statements of loss.

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

Note 21 – Fair Value of Assets and Liabilities

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

Loans Held for Sale

The Company originates loans under various loan programs and other secondary market conventional products which are sold in the secondary market. Additionally, the Company has residential mortgage loans held for sale which were originated through the retail and wholesale mortgage segment. The majority of loans held for sale are carried at the lower of cost or market. The remaining portion is hedged to protect the Company from changes in interest rates during the period of time a loan is held. The loans that are hedged are accounted for as fair value hedges and are recorded at market value in accordance with current guidance. The sold loans are beyond the reach of the Bank in all respects and the purchasing investor has all rights of ownership, including the ability to pledge or exchange the loans. Most of loans sold are without recourse. Gains or losses on loan sales are recognized at the time of sale, are determined by the difference between net sales proceeds and the carrying value of the loan sold, and are included in mortgage loan income.

Since loans held for sale are carried at the lower of cost or market value, the market value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans. At December 31, 2010 and December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loans as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis:

December 31, 2010

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities:
U.S. Treasury and government agencies	$21	$-	$21	$-
U.S. government sponsored agencies	23,516	-	23,516	-
States and political subdivisions	24,458	-	24,458	-
Residential mortgage-backed securities	257,336	-	257,336	-

Total available-for-sale debt securities	305,331	-	305,331	-

Total available-for-sale securities	305,331	-	305,331	-

Loans held for sale	16,119	-	16,119	-
Mortgage servicing rights	2,359	-	-	2,359
Fair value of interest rate swaps	1,415	-	1,415	-
Derivative assets - Dover	44	-	44	-

Total assets at fair value	$325,268	$-	$322,909	$2,359

Liabilities:
FHLB advances - fair value hedge	$1,076	$-	$1,076	$-
Derivative liabilities - Dover	55	-	55	-

Total liabilities at fair value	$1,131	$-	$1,131	$-

December 31, 2009

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale equity securities	$2,168	$2,168	$-	$-
Available-for-sale debt securities:
U.S. Treasury and government agencies	63	-	63	-
U.S. government sponsored agencies	72,967	-	72,967	-
States and political subdivisions	46,428	-	46,428	-
Residential mortgage-backed securities	101,613	-	101,613	-
Collaterialized debt obligations	45	-	45	-
Corporate notes	14,346	-	14,346	-

Total available-for-sale debt securities	235,462	-	235,462	-

Total available-for-sale securities	237,630	2,168	235,462	-

FHLB advances - fair value hedge	280	-	280	-
Derivative assets - Dover	251	-	251	-
Loans held for sale	26,135	-	26,135	-
Mortgage servicing rights	4,857	-	-	4,857

Total assets at fair value	$269,153	$2,168	$262,128	$4,857

Liabilities:
Derivative liabilities - FNB United	$383	$-	$383	$-
Fair value of interest rate swaps	214	-	214	-
Derivative liabilities - Dover	83	-	83	-

Total liabilities at fair value	$680	$-	$680	$-

The following are reconciliations of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2010 and December 31, 2009, respectively:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(dollars in thousands)	Mortgage Servicing Rights
Beginning balance at January 1, 2010	$ 4,857
Total gains or losses (realized/unrealized):
Included in earnings	(1,165)
Purchases, issuances and settlements	1,340
Impairment write-down	(2,673)

Ending balance at December 31, 2010	$ 2,359

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(dollars in thousands)	Mortgage Servicing Rights
Beginning balance at January 1, 2009	$ 4,043
Total gains or losses (realized/unrealized):
Included in earnings	(828)
Purchases, issuances and settlements	1,642

Ending balance at December 31, 2009	$ 4,857

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

December 31, 2010

(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Impaired loans	$132,677	$-	$70,827	$61,850
Other real estate owned	20,574	-	7,948	12,626

Total assets at fair value	$153,251	$-	$78,775	$74,476

December 31, 2009

(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Impaired loans	$69,142	$-	$8,297	$60,845
Other real estate owned	2,836	-	278	2,558

Total assets at fair value	$71,978	$-	$8,575	$63,403

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

Loans. The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Substantially all residential mortgage loans held for sale are pre-sold and their carrying value approximates fair value. The fair value of variable rate loans with frequent repricing and negligible credit risk approximates book value. There was no illiquidity adjustment used to determine fair value.

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

Financial instruments with off-balance sheet risk. The fair value of financial instruments with off-balance sheet risk is considered to approximate carrying value, since the large majority of these future financing commitments would result in loans that have variable rates and/or relatively short terms to maturity. For other commitments, generally of a short-term nature, the carrying value is considered to be a reasonable estimate of fair value. The various financial instruments were disclosed in Note 19.

The estimated fair values of financial instruments at December 31 are as follows:

(dollars in thousands)	As of December 31, 2010		As of December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$160,594	$160,594	$27,698	$27,698
Investment securities:
Available-for-sale	305,331	305,331	237,630	237,630
Held-to-maturity	-	-	88,559	91,521
Loans held for sale	37,079	37,079	58,219	58,219
Loans, net	1,227,795	1,177,670	1,513,560	1,442,115
Accrued interest receivable	5,747	5,747	8,071	8,071
Bank-owned life insurance	31,968	31,968	30,883	30,883

Financial Liabilities
Deposits	$1,696,390	1,682,704	$1,722,128	$1,687,945
Retail repurchase agreements	9,628	9,628	13,592	13,592
Federal Home Loan Bank advances	144,485	150,466	166,165	171,529
Federal funds purchased	-	-	10,000	10,000
Subordinated debt	7,500	7,500	15,000	15,000
Junior subordinated debentures	56,702	41,681	56,702	43,257
Accrued interest payable	2,592	2,592	2,581	2,581

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

Note 22 – FDIC Insurance Assessment

On May 22, 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment was collected on September 30, 2009.

On November 12, 2009, the FDIC adopted a final rule to require insured institutions to prepay their quarterly risk-based deposit insurance assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 30, 2009. The prepaid FDIC assessment balances was $3.97 million and $9.65 million at December 31, 2010 and 2009, respectively. Due to increased assessment rates, the Bank’s prepaid assessment amount is expected to be utilized in full prior to December 31, 2012. At the point that the prepaid assessment is fully utilized, the Bank will return to making quarterly cash payments to the FDIC for assessments.

The Dodd-Frank Act also provides the FDIC with discretion to determine whether to pay rebates to insured depository institutions when its deposit insurance reserves exceed certain thresholds. Previously, the FDIC was required to give rebates to depository institutions equal to the excess once the reserve ratio exceeded 1.50%, and was required to rebate 50% of the excess over 1.35% but not more than 1.5% of insured deposits. The FDIC adopted a final rule on February 7, 2011 that implements these provisions of the Dodd-Frank Act.

Note 23 – Common Dividends

The holders of FNB United common stock are entitled to receive dividends, when and if declared by the FNB United’s Board of Directors, out of funds legally available for such dividends. FNB United is a legal entity separate and distinct from the Bank and depends on the payment of dividends from the Bank to make dividend payments to its shareholders. FNB United and the Bank are subject to regulatory policies and requirements relating to the payment of dividends. As a result of being deemed “significantly undercapitalized” for regulatory purposes, FNB

United is restricted from declaring and paying a dividend on common stock without prior notification and approval from the regulators.

The Bank must obtain the prior approval of the Office of the Comptroller of the Currency (the “OCC”) to pay dividends if the total of all dividends declared by the Bank in any calendar year will exceed the sum of its net income for that year and its retained net income for the preceding two calendar years, less any transfers required by the OCC or to be made to retire any preferred stock. Currently, any dividend declaration by the Bank would require the Bank’s compliance with the above requirement and the written approval of the OCC under the Order. Federal law also prohibits the Bank from paying dividends that in the aggregate would be greater than its undivided profits after deducting statutory bad debts in excess of its loan loss allowance. The Company did not declare any dividends on common shares in 2010.

Note 24 – Change in Executive Officer

On April 23, 2010, the Company announced the retirement effective April 22, 2010 of Michael C. Miller, president and chief executive officer of FNB United and the Bank. Mr. Miller also resigned from the Boards of Directors of FNB United and the Bank effective April 22, 2010. Also effective April 22, 2010, R. Larry Campbell, executive vice president and chief operating officer, was appointed by the boards of directors of FNB United and the Bank to succeed Mr. Miller as president and chief executive officer on an interim basis while a search for a replacement is undertaken. The OCC has approved Mr. Campbell’s serving in the capacity through June 30, 2011.

Note 25 – Subsequent Events

On February 1, 2011, FNB United Corp. received a written notice from The Nasdaq Stock Market indicating that FNB United’s application to transfer the listing of its common stock to The Nasdaq Capital Market was approved. The transfer was effective at the opening of business on February 3, 2011.

In February 2011, Dover Mortgage made the decision to refocus its business plan and limit operations to the current footprint of the Bank. Dover has ceased doing business outside of the North Carolina.

On February 28, 2011, the Bank signed a conversion agreement with SunTrust Bank, converting $5.0 million of the outstanding $7.5 million subordinated term loan due to SunTrust from the Bank into 5,000,000 shares of nonvoting, nonconvertible, nonredeemable cumulative preferred stock of the Bank. The preferred stock carries an 8% dividend rate. For the remaining $2.5 million of subordinated debt, interest will be payable monthly rather than quarterly beginning on March 31, 2011. Prior to the conversion, the Bank paid the interest due through February 28, 2011. It will be an event of default under the SunTrust subordinated note if FNB United does not raise at least $300 million through the issuance of equity securities by July 31, 2011.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

FNB United Corp.’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

Management’s Report on Internal Control over Financial Reporting

Management of FNB United Corp. and Subsidiary (the “Corporation”) is responsible for preparing the Corporation’s annual consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting for the Corporation. Management has evaluated the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Corporation’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of management’s evaluation of the Corporation’s internal control over financial reporting, management identified a material weakness related to the timely recognition and measurement of impairment of other real estate owned. The Corporation’s process to review appraisals, determine any adjustments to the valuation of other real estate owned and communicate such adjustments to those preparing financial statements was not effective to ensure timely and accurate valuation of other real estate owned. As a result, these assets required adjustments to be stated in accordance with accounting principles generally accepted in the United States of America. Because of this material weakness, management has concluded that the Corporation did not maintain effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the COSO.

The Corporation’s registered public accounting firm that audited the Corporation’s consolidated financial statements included in this annual report has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting.

Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the FDIC and the appropriate federal banking agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Corporation complied, in all significant respects, with such laws and during the year ended December 31, 2010.

Changes in Internal Control over Financial Reporting

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its control in response to internal control assessments and internal and external audit and regulatory recommendations. No such control enhancements during the quarter ended December 31, 2010 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information set forth in FNB United’s proxy statement for the Annual Meeting of Shareholders to be held on July 19, 2011 (the “Proxy Statement”) under the headings “Election of Directors,” “Executive Officers,” “Report of the Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

(a)(3)   Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.10	Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed March 16, 1985.

3.11	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 10, 1988, incorporated herein by reference to Exhibit 19.10 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988.

3.12	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 12, 1998, incorporated herein by reference to Exhibit 3.12 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

3.13	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 23, 2003, incorporated herein by reference to Exhibit 3.13 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2003.

3.14	Articles of Amendment to Articles of Incorporation of the Registrant, adopted March 15, 2006, incorporated herein by reference to Exhibit 3.14 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2006.

3.15	Articles of Merger, setting forth amendment to Articles of Incorporation of the Registrant, effective April 28, 2006, incorporated herein by reference to Exhibit 3.15 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2006.

3.16	Articles of Amendment to Articles of Incorporation, adopted January 23, 2009, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed January 23, 2009.

3.17	Articles of Amendment to Articles of Incorporation, adopted February 11, 2009, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed February 13, 2009.

3.20	Amended and Restated Bylaws of the Registrant, adopted February 11, 2009, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 8-K Current Report filed February 13, 2009.

4.10	Specimen of Registrant’s Common Stock Certificate, incorporated herein by reference to Exhibit 4 to Amendment No. 1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed April 19, 1985.

4.11	Specimen of Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, Stock Certificate, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report filed February 13, 2009.

4.20	Indenture dated as of November 4, 2005, between FNB Corp. and U.S. Bank, National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report filed November 8, 2005.

4.21	Amended and Restated Declaration of Trust of FNB United Statutory Trust I dated as of November 4, 2005, among FNB Corp., as sponsor, U.S. Bank, National Association, as institutional trustee, and Michael C. Miller and Jerry A. Little, as administrators, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report dated November 4, 2005.

4.30	Amended and Restated Declaration of Trust of FNB United Statutory Trust I dated as of November 4, 2005, among FNB Corp., as sponsor, U.S. Bank, National Association, as institutional trustee, and Michael C. Miller and Jerry A. Little, as administrators, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report filed November 8, 2005.

4.31	Amended and Restated Trust Agreement of FNB United Statutory Trust II dated as of April 27, 2006, among FNB Corp., as sponsor, Wilmington Trust Company, as institutional trustee, and Michael C. Miller and Jerry A. Little, as administrators, incorporated herein by reference to

Exhibit 4.2 to the Registrant’s Form 8-K Current Report dated April 27, 2006 and filed April 28, 2006.

4.40	Warrant to purchase up to 2,207,143 shares of Common Stock used to the United States Department of the Treasury, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report filed February 13, 2009.

10.10*	Stock Compensation Plan as amended effective May 12, 1998, incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

10.11*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.12*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.13*	FNB United Corp. 2003 Stock Incentive Plan, as amended and restated as of December 31, 2008, incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2008.

10.14*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

10.15*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003.

10.16*	Form of Restricted Stock Agreement between FNB United Corp. and certain of its key employees and non-employee directors, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.26 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2006.

10.20*	Amended and Restated Employment Agreement dated as of December 31, 2008 among FNB United Corp., CommunityONE Bank, National Association and Michael C. Miller, incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2008.

10.21*	Carolina Fincorp, Inc. Stock Option Plan (assumed by the Registrant on April 10, 2000), incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-54702).

10.22*	Amended and Restated Employment Agreement dated as of December 31, 2008 between CommunityONE Bank, National Association and R. Larry Campbell, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2008.

10.23*	Nonqualified Supplemental Retirement Plan with R. Larry Campbell, incorporated herein by reference to Exhibit 10(c) to the Annual Report on Form 10-KSB of Carolina Fincorp, Inc. for the fiscal year ended June 30, 1997.

10.24*	Amendment to Executive Income Deferred Compensation Agreement dated as of December 31, 2008 between CommunityONE Bank, National Association and R. Larry Campbell, incorporated herein by reference to Exhibit 10.34 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2008.

10.25*	Amended and Restated Change of Control Agreement dated as of December 31, 2008 among FNB United Corp., CommunityONE Bank, National Association, and R. Mark Hensley, incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2008.

10.26*	Amended and Restated Change of Control Agreement dated as of December 31, 2008 among FNB United Corp., CommunityONE Bank, National Association, and Mark A. Severson, incorporated herein by reference to Exhibit 10.36 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2008.

10.27*	Form of Change of Control Agreement among FNB United Corp., CommunityONE Bank, National Association and certain key officers and employees, incorporated herein by reference to Exhibit 10.37 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2008.

10.28*	Form of Letter Agreement between FNB United Corp. and senior executive officers incorporated herein by reference to the Registrant’s Form 8-K Current Report dated and filed December 1, 2009.

10.30	Guarantee Agreement dated as of November 4, 2005, by FNB Corp. for the benefit of the holders of trust preferred securities, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated November 4, 2005 and filed November 5, 2005.

10.31	Guarantee Agreement dated as of April 27, 2006 between FNB Corp. and Wilmington Trust Company, as guarantee trustee, for the benefit of the holders of trust preferred securities, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated April 27, 2006 and filed April 28, 2006.

10.32	Subordinated Debt Loan Agreement dated as of June 30, 2008, between CommunityONE Bank, National Association and SunTrust Bank, incorporated herein by reference to Exhibit 10.43 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2008.

10.33	Conversion Agreement, dated as of December 30, 2010, among SunTrust Bank, CommunityONE Bank, National Association, and, for purposes of Sections 9 and 10 only, FNB United Corp., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated December 30, 2010 and filed January 4, 2011.

10.34	Conversion Agreement, dated as of February 28, 2011, among SunTrust Bank, CommunityONE Bank, National Association, and, for purposes of Sections 9 and 10 only, FNB United Corp., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated February 28, 2011 and filed March 3, 2011.

10.40	Letter Agreement between the Registrant and the United States Department of the Treasury, dated February 13, 2009, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed February 13, 2009.

10.41	Written agreement, effective October 21, 2010, between FNB United Corp. and the Federal Reserve Bank of Richmond, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated October 21, 2010 and filed October 26, 2010.

10.42	Consent Order issued by the Comptroller of the Currency in the matter of CommunityONE Bank, National Association, and related Stipulation and Consent to the Issuance of a Consent Order, between the Comptroller of the Currency and Community ONE Bank, National Association, each effective July 22, 2010, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated July 22, 2010 and filed on July 28, 2010.

14	Code of Ethics for Senior Financial Officers, incorporated herein by reference to Exhibit 14 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003.

21	Subsidiaries of the Registrant.

23.10	Consent of Independent Registered Public Accounting Firm – Dixon Hughes PLLC

31.10	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.11	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.10	Certification of Principal Executive Officer Pursuant to Section 111 of the Emergency Economic Stabilization Act of 2008, as amended.

99.11	Certification of Principal Financial Officer Pursuant to Section 111 of the Emergency Economic Stabilization Act of 2008, as amended.

* Management contract, or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 14, 2011.

FNB United Corp.
(Registrant)

By:	/s/ R. LARRY CAMPBELL
R. Larry Campbell
Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 14, 2011.

Signature	Title

/s/ R. LARRY CAMPBELL	Interim President and Chief Executive Officer
R. Larry Campbell	(Principal Executive Officer)

/s/ MARK A. SEVERSON	Executive Vice President and Treasurer
Mark A. Severson	(Principal Financial and Accounting Officer)

/s/ JACOB F. ALEXANDER III	Director
Jacob F. Alexander III

/s/ LARRY E. BROOKS	Director
Larry E. Brooks

/s/ JAMES M. CAMPBELL, JR.	Director
James M. Campbell, Jr.

/s/ R. LARRY CAMPBELL	Director
R. Larry Campbell

/s/ DARRELL L. FRYE	Director
Darrell L. Frye

/s/ HAL F. HUFFMAN, JR.	Director
Hal F. Huffman, Jr.

/s/ THOMAS A. JORDAN	Director
Thomas A. Jordan

/s/ LYNN S. LLOYD	Director
Lynn S. Lloyd

/s/ RAY H. MCKENNEY, JR.	Director
Ray H. McKenney, Jr.

/s/ EUGENE B. MCLAURIN, II	Director
Eugene B. McLaurin, II

/s/ R. REYNOLDS NEELY, JR.	Director
R. Reynolds Neely, Jr.

/s/ CARL G. YALE	Director
Carl G. Yale