Form 10-K/A
period 2010-12-31
FNB United Corp.
filed 2011-05-23
CIK 764811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on July 19, 2011, are incorporated by reference in Part III of this report.

Explanatory Statement to Form 10-K Amendment

This Amendment No. 1 to Form 10-K/A (“Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“Original Filing”), as filed on March 14, 2011, by FNB United Corp. (“FNB United”). On May 23, 2011, FNB United filed its Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) in which it announced that it was restating previously reported financial statements set forth in the Original Filing to reflect the correction of the recorded amounts of valuation allowances for impaired loans and valuation write-downs for other real estate owned (OREO) as of December 31, 2010. As more fully described in Note 2 of the financial statements, FNB United has determined that the misstatement relates to the failure to reflect all events or transactions available prior to its making the Original Filing that related to the valuation of impaired loans and OREO and that provided additional evidence about conditions that existed as of December 31, 2010.

Except as required to reflect the effects of the restatement for the item above and to revise Exhibits 99.10 and 99.11 to reflect and include the certifications filed by FNB United with the United States Department of the Treasury, and to complete a date inadvertently left blank in Part I, Item 1A, no additional modifications or updates in this Amendment have been made to the Original Filing on Form 10-K. Information not affected by the restatement remains unchanged and reflects the disclosures made at the time of the Original Filing. This amendment does not describe other events occurring after the original filing, including exhibits, or modify or update those disclosures affected by subsequent events. This Amendment should be read in conjunction with FNB United’s filings made with the SEC subsequent to the filing of the Original Filing, as information in such reports and documents may update or supersede certain information contained in this Amendment. Accordingly, this Amendment only amends and restates Item 1A of Part I, Items 6, 7, 8, and 9A of Part II, and Item 15 of Part IV of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and, with the exception as noted above of revised Exhibits 99.10 and 99.11 (certifications pursuant to section 111 of the Emergency Economic Stabilization Act of 2008, as amended), no other information in the Original Filing is amended hereby. Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications of the Chief Executive Officer and Chief Financial Officer. As required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of FNB United’s Chief Executive Officer and Chief Financial Officer are attached to this Amendment as Exhibits 31.10, 31.11 and 32.

FNB United Corp.

Form 10-K/A

Cautionary Statement Regarding Forward-Looking Statements

The statements contained in this Annual Report on Form 10-K/A of FNB United Corp. (“FNB United”) that are not historical facts are forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “plans,” “projects,” “goals,” “estimates,” “may,” “should,” “could,” “would,” “intends,” “outlook” or “anticipates,” or the negative of such terms, variations of these and similar words, or by discussions of strategy that involve risks and uncertainties. In addition, from time to time FNB United or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by FNB United with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized officer of FNB United. Forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results.

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

Available Information

The Company makes its annual report on Form 10-K/A, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports, available free of charge on its internet website at www.MyYesBank.com, as soon as reasonably practicable after the reports are electronically filed or furnished with the Securities and Exchange Commission. Any materials that the Company files with the SEC may be read or copied or both at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. These filings are also accessible on the SEC’s website at www.sec.gov. FNB United will provide without charge a copy of its annual report on Form 10-K/A to any shareholder by mail. Requests should be sent to FNB United Corp., Attention: Secretary, 150 South Fayetteville Street (27203), P.O. Box 1328, Asheboro, North Carolina 27204.

Additionally, the Company’s corporate governance policies, including the charters of the Audit, Compensation, and Corporate Governance and Nominating Committees; and the Company’s Code of Business Ethics may also be found through the “Investor Relations” link on the Company’s website.

Item 1A.	RISK FACTORS

The Company is subject to certain risks and an investment in the Company’s securities may involve risks due to the nature of the Company’s business and activities related to that business. In addition to the factors discussed below, please see the discussion under “Item 7A. Quantitative and Qualitative Disclosure about Market Risk.” These factors, along with the other information in this Annual Report on Form 10-K/A, should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.

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

At December 31, 2010, the Bank was classified as “significantly undercapitalized” for regulatory capital purposes. Being significantly undercapitalized subjects the Bank to prompt corrective action restrictions on its activities, including, without limitation, limitations on its asset growth and possible required reductions in assets, restrictions on interest rates payable on deposits, prohibitions on accepting, renewing or rolling over brokered deposits, additional restrictions on transactions with affiliates, a prohibition on the Bank’s accepting employee benefit plan deposits and the required alteration or termination of any activity that the OCC determines poses excessive risks to the Bank. If the Bank were to become classified as “critically undercapitalized,” the Bank may be subject to being placed in regulatory receivership.

FNB United’s ability to increase and maintain capital levels, sources of funding and liquidity could be adversely affected by changes in the capital markets in which the Company operates. Loan loss provisions of $132.8 million during 2010 contributed to the decrease in total capital to risk-adjusted assets at both FNB United and the Bank. FNB United’s ability to raise additional capital will depend on conditions in the capital markets, which are outside the Company’s control, and on FNB United’s financial performance and its ability to obtain resolution of nonperforming assets. Additional significant increases in the Bank’s allowance for loan losses, significant write-downs of foreclosed real estate and other assets, or other operating losses would decrease the Company’s capital levels further.

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

FNB United’s Business Could Suffer If It Fails to Attract and Retain Skilled People

FNB United’s success depends, in large part, on its ability to attract and retain competent, experienced people. As a result of FNB United’s participation in the CPP, the Company is required to meet certain standards for executive compensation as set forth under the EESA, and related regulations. The Company’s financial condition and results of operations have caused the board of directors of FNB United to freeze salaries and members of management generally have not seen increases in their salaries since 2008. The imposition of compensation limits resulting from the Treasury Department’s investment in FNB United and the salary freeze, in addition to other competitive pressures, may have an adverse effect on the ability of FNB United to attract and retain skilled personnel, resulting in FNB United’s not being able to hire or retain the best people. The loss of key personnel could have an adverse effect on the Bank and the Company’s future results of operations.

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

Management Has Identified Two Material Weaknesses in FNB United’s Internal Control over Financial Reporting, Which If Not Remediated Could Result in Material Misstatements in FNB United’s Future Interim and Annual Financial Statements and Have a Material Adverse Effect on FNB United’s Business, Financial Condition and Results of Operations and the Price of FNB United Common Stock.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

As further described in Item 9A “Controls and Procedures,” management has two identified a material weaknesses in the Company’s internal control over financial reporting. A material weakness, as defined in the standards established by the Public Company Accounting Oversight Board (PCAOB), is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a corporation’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company identified the material weaknesses in its internal control over financial reporting as of December 31, 2010, based upon there being ineffective controls with respect to the timely recognition and measurement of impairment of other real estate owned and the identification and recognition of subsequent events affecting the valuation of other real estate owned and impaired loans.

Although the Company is in the process of implementing initiatives aimed at addressing the material weaknesses and preventing additional material weaknesses from occurring, these initiatives may not remediate the material weaknesses or prevent additional material weaknesses from occurring. Failure to achieve and maintain effective internal control over financial reporting could result in FNB United’s not being able to report accurately its financial results, prevent or detect fraud or provide timely and reliable financial information pursuant to FNB United’s reporting obligations as a public company, which could have a material adverse effect on the Company’s business, financial condition and results of operations. It also could cause FNB United’s investors to lose confidence in the financial information reported by the Company, adversely affecting the price of FNB United common stock.

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

Other Risks

There are risks and uncertainties relating to an investment in FNB United common stock or to economic conditions and regulatory matters generally that should affect other financial institutions in similar ways. These aspects are discussed under “Cautionary Statement Regarding Forward-Looking Statements” and “Regulation and Supervision” elsewhere in this Annual Report on Form 10-K/A.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable

Item 2.	PROPERTIES

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

As March 10, 2011, there were approximately 6,275 beneficial holders of FNB United’s common stock. For a discussion as to any restrictions on or the ability of FNB United or the Bank to pay dividends, see Item 1 - Regulation and Supervision. See also Note 3 -Regulatory Matters in the notes to the financial statements set forth in Item 8.

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

FIVE-YEAR STOCK PERFORMANCE TABLE

Performance Graph

The following graph and table are furnished with this Annual Report on Form 10-K/A and compare the cumulative total shareholder return of FNB United common stock for the five-year period ended December 31, 2010 with the SNL Southeast Bank Index and the Russell 3000 Stock Index, assuming an investment of $100 at the beginning of the period and the reinvestment of dividends.

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

(dollars in thousands, except per share data)	As of and for the Year Ended December 31,
	2010	2009	2008	2007	2006
	(RESTATED)
Income Statement Data
Net interest income	$52,202	$62,196	$60,017	$63,612	$56,214
Provision for loan losses	132,755	61,741	27,759	5,514	2,526
Noninterest income	30,987	21,753	22,918	21,593	19,215
Noninterest expense	81,002	119,912	118,103	61,044	53,441
Net (loss)/income before goodwill impairment charges	(131,827)	(49,301)	(2,009)	12,719	13,812
Net (loss)/income	(131,827)	(101,696)	(59,809)	12,361	12,187
Preferred stock dividends	(3,294)	(2,871)	-	-	-
Net (loss)/income to common shareholders	(135,121)	(104,567)	(59,809)	12,361	12,187

Period End Balances
Assets	$1,902,369	$2,101,296	$2,044,434	$1,906,506	$1,814,905
Loans held for sale	37,079	58,219	36,138	17,586	20,862
Loans held for investment (1)	1,303,975	1,563,021	1,585,195	1,446,116	1,301,840
Allowance for loan losses	93,687	49,461	34,720	17,381	15,943
Goodwill	-	-	52,395	110,195	110,956
Deposits	1,696,390	1,722,128	1,514,747	1,441,042	1,421,013
Borrowings	218,315	261,459	365,757	231,125	167,018
Shareholders’ equity	(28,837)	98,359	147,917	216,256	207,668

Average Balances
Assets	$2,036,603	$2,158,123	$2,040,204	$1,862,602	$1,575,307
Loans held for sale	36,345	57,007	21,925	19,627	18,229
Loans held for investment (1)	1,494,959	1,583,213	1,555,113	1,357,256	1,124,121
Allowance for loan losses	63,057	38,283	20,493	15,882	14,213
Goodwill	-	39,045	109,193	110,724	85,956
Deposits	1,725,019	1,639,830	1,483,749	1,440,604	1,218,071
Borrowings	226,660	334,332	322,643	188,790	166,507
Shareholders’ equity	68,190	172,217	215,571	212,841	174,135

Per Common Share Data
Net (loss)/income before goodwill impairment charges	$(11.83)	$(4.57)	$(0.18)	$1.12	$1.44
Net (loss)/income per common share:
Basic	(11.83)	(9.16)	(5.24)	1.09	1.27
Diluted	(11.83)	(9.16)	(5.24)	1.09	1.25
Cash dividends declared	-	0.05	0.45	0.60	0.62
Book value	(7.80)	4.05	12.94	18.93	18.39
Tangible book value	(8.17)	3.61	7.85	8.71	8.56

Performance Ratios
Return on average assets before goodwill impairment charges	(6.47)%	(2.28)%	(0.10)%	0.68%	0.88%
Return on average assets	(6.47)	(4.71)	(2.93)	0.66	0.77
Return on average tangible assets (2)	(6.49)	(4.81)	(3.11)	0.71	0.82
Return on average equity before goodwill impairment charges (3)	(193.32)	(28.63)	(0.93)	5.98	7.93
Return on average equity (3)	(193.32)	(59.05)	(27.74)	5.81	7.00
Return on average tangible equity (2)	(207.30)	(79.59)	(59.78)	12.99	14.75
Net interest margin (tax equivalent)	2.81	3.11	3.40	4.01	4.18
Dividend payout on common shares (4)	N/M	N/M	N/M	55.21	51.17

Asset Quality Ratios
Allowance for loan losses to period end loans held for investment	7.18%	3.16%	2.19%	1.20%	1.22%
Nonperforming loans to period end allowance for loan losses	352.12	352.63	276.57	107.63	69.84
Net chargeoffs (annualized) to average loans held for investment	5.92	2.97	0.67	0.27	0.17
Nonperforming assets to period end loans held for investment and foreclosed property (5)	28.71	13.12	6.45	1.50	1.13

Capital and Liquidity Ratios
Average equity to average assets	3.35%	7.98%	10.57%	11.43%	11.05%
Total risk-based capital	(2.56)	10.29	10.39	10.43	11.53
Tier 1 risk-based capital	(2.56)	6.86	6.94	8.03	8.36
Leverage capital	(1.86)	5.68	6.11	7.54	7.16
Average loans to average deposits	86.66	96.55	106.29	95.58	93.79
Average loans to average deposits and borrowings	76.60	80.20	87.30	84.82	82.51

(1)	Loans held for investment, net of unearned income, before allowance for loan losses.
(2)	Refer to the “Non-GAAP Measures” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(3)	Net loss to common shareholders, which excludes preferred stock dividends, divided by average realized common equity which excludes accumulated other comprehensive loss.
(4)	Not meaningful due to net loss.
(5)	Nonperforming loans and nonperforming assets include loans past due 90 days or more that are still accruing interest.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Amendment No. 1 to Form 10-K (Amendment No. 1) is being filed by FNB United Corp. (the Company) to amend and restate its Annual Report on Form 10-K for the year ended December 31, 2010 filed with the United States Securities and Exchange Commission on March 14, 2011 (the Initial Form 10-K). For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), the Company’s Initial Form 10-K has been amended and restated in its entirety.

In preparing financial information for the first quarter of 2011 the Corporation determined there were events or transactions that occurred or became known in the first quarter of 2011 that related to the valuation of impaired loans and other real estate owned (OREO) and provided additional evidence about conditions that existed as of December 31, 2010. The information related to certain of these events or transactions was available prior to the filing of the Corporation’s annual report on Form 10-K and should have been considered in determining reported amounts or valuation allowances of impaired loans and OREO. The Corporation is restating its 2010 financial statements to reflect the correction of the recorded amounts or valuation allowances for impaired loans and OREO related to:

•	$8.6 million in charge-offs in the first quarter of 2011 for impaired loans that existed at December 31, 2010 that should have had specific reserves in the December 31, 2010 allowance for loan losses.

•

$8.9 million in specific reserves for impaired loans recorded during the three-month period ended March 31, 2011 that should have been included as specific reserves in the December 31, 2010 allowance for loan losses due to updated appraisals received in the first quarter of 2011.

•	$1.4 million in write-downs of OREO in the first quarter of 2011 that should have been recorded during the year ended December 31, 2010.

The Company has corrected these errors and in consultation with the Audit Committee of the Board of Directors, determined that the amounts of the allowance for loan losses should be increased by an aggregate of $17.5 million for the year ended December 31, 2010 and that write-downs of OREO should be increased by $1.4 million for the year ended December 31, 2010. In this Annual Report on Form 10-K/A, the Company is restating its consolidated balance sheet, statement of loss, statement of shareholders’ equity and comprehensive loss, and statement of cash flows as of and for the year ended December 31, 2010.

The Company is not required to and it has not updated any forward-looking statements previously included in the Initial Form 10-K filed on March 14, 2010. The Company has not amended, and does not intend to amend, any of its other previously filed reports for the periods affected by the restatement. The Company’s previously issued consolidated financial statements included in those reports should no longer be relied upon. Accordingly, this Annual Report on Form 10-K/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the Initial Form 10-K.

The following presents management’s discussion and analysis of the financial condition and results of operations of FNB United and should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K/A. This discussion may contain forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from those anticipated in forward-looking statements as a result of various factors. The following discussion is intended to assist in understanding the financial condition and results of operations of FNB United.

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

Balance Sheet Reductions – Management is implementing strategies to improve capital ratios through the reduction of assets and off-balance sheet commitments. At December 31, 2010, risk-weighted assets have been reduced by $332.1 million since December 31, 2009. Reductions occurred primarily in reductions in the commercial loan portfolio. On December 30, 2010, the Bank sold $32.9 million of mortgage loans held for investment and recognized a net gain of $383,000, including transaction costs. Management expects future reductions in risk-weighted assets to be moderate and occur primarily in the loan portfolio. To offset the majority of asset reductions, liabilities declined primarily through reductions in deposits by $25.7 million. Because asset reductions exceeded liability reductions in the twelve months ending December 31, 2010, cash balances increased by $132.9 million. Future liability reductions are expected to occur primarily in deposits, primarily public unit deposits and high-rate NOW accounts and certificates of deposits.

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

Stimulus Loan Program – The Bank implemented in 2009 a stimulus loan program to facilitate the sale of residential real estate held as collateral for some of the Bank’s nonperforming and performing loans and certain Bank-owned properties. The purpose of the program is to reduce the Bank’s credit concentrations and nonperforming assets by providing attractive terms that both fill the mortgage lending void created by the ongoing recession and incent potential buyers to purchase real estate. The Bank offered a reduced interest rate to qualified new borrowers to encourage them to purchase properties in this program. New borrowers are qualified according to the Bank’s normal consumer and mortgage underwriting standards. The Bank records these loans at fair value at time of issue. Existing unimpaired development loans that become part of the program are considered impaired upon inclusion in the stimulus loan program. The Bank discontinued the program in the first quarter of 2011. The Bank currently has $41.1 million in loans under the stimulus loan program, and has recognized an initial fair value adjustment of $172,200. As of December 31, 2010, the fair value adjustment was reduced to $114,100 due to the accretion of the adjustment to interest income. The fair value adjustment is recorded as a reduction of the outstanding loan balance on the balance sheet and accreted into interest income over the contractual life of the loan.

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

To improve its results of operations, the Company’s primary focus is to reduce significantly the amount of its nonperforming assets. Nonperforming assets decrease profitability because they reduce the balance of earning assets, may require additional loan loss provisions or write-downs, and require significant devotion of staff time and financial resources to resolve. The level of nonperforming assets (loans not accruing interest, restructured loans, loans past due 90 days or more and still accruing interest, and other real estate owned) increased to $392.3 million as of December 31, 2010, as compared to $209.7 million as of December 31, 2009. The Company believes that the increase in the level of nonperforming assets occurred largely as a result of the severe housing downturn and deterioration in the residential real estate market, as many of the Bank’s commercial loans are for residential real estate projects.

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

Primary Financial Data for 2010

FNB United experienced a loss of $135.1 million in 2010, an 29% increase from the net loss of $104.6 million in 2009. Basic and diluted (loss) per share increased 29% from $(9.16) in 2009 to $(11.83) in 2010. Total assets were $1.9 billion at December 31, 2010, down 10% from year-end 2009. Loans amounted to $1.3 billion at December 31, 2010, decreasing 17% from the prior year. Total deposits decreased $25.7 million, to $1.7 billion in 2010.

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

The provision for loan losses was $132.8 million in 2010, compared to $61.7 million in 2009, an increase of 115%. This increase resulted primarily from continued deterioration in credit performance of the residential real estate development and construction sectors of the Bank’s commercial loan portfolio, resulting in loan charge-offs and increased impairment identified in loans determined to be impaired during the year. Nonperforming assets increased 87%, to $392.3 million during 2010 from $209.7 million at the close of 2009. Net loan charge-offs increased to $88.5 million in 2010, compared to $47.0 million in 2009. Loans held for investment decreased by $259.0 million during 2010. The allowance for loan losses was increased to 7.18% of loans held for investment at December 31, 2010. The allowance was 3.16% at December 31, 2009.

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

Noninterest expense decreased from $119.9 million in 2009 to $81.0 million in 2010, representing a 32.4% decrease. Contributing to this decrease was a goodwill impairment charge taken in 2009 for $52.4 million, when the Company’s remaining goodwill was written off. Excluding the goodwill impairment charges, noninterest expense was $67.5 million in 2009, compared to $81.0 million in 2010, an increase of $13.5 million or 20.0%. FDIC insurance for 2010 was $5.9 million compared to $4.2 million for 2009, a 40.4% increase year over year. OREO-related expenses increased 318.5% to $14.5 million for 2010 compared to $3.5 million in 2009 due to valuation adjustments required on OREO properties because of continued weakness in the economy and the effect that the current economic environment is having on the valuation of real estate within the Company’s loan portfolio.

Noninterest expense was significantly affected in 2009 and 2008 by goodwill impairment charges of $52.4 million and $57.8 million, respectively. Excluding the goodwill impairment charges, noninterest expense was $67.5 million, compared to $60.3 million in 2008, an increase of $7.2 million or 12.0%. FDIC insurance for 2009 was $4.2 million compared to $0.9 million for 2008, a 366.4% increase year over year. OREO-related expenses increased 469.2% to $3.5 million for 2009 compared to $0.6 million in 2008 due to valuation adjustments required on OREO properties because of continued weakness in the economy and the effect that the current economic recovery is having on the valuation of real estate within the Company’s banking footprint.

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

Earnings Review

FNB United’s net loss of $135.1 million in 2010, primarily the result of an increased provision for loan losses of $71.0 million, compared to the net loss of $104.6 million in 2009, primarily a result of goodwill impairment charges of $52.4 million. Certain factors specifically affecting the elements of income and expense and the comparability of operating results on a year-to-date basis between 2010 and 2009 are discussed in “Significant Factors Affecting Earnings.”

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

Return on average assets was (6.47)% in 2010, compared to (4.71)% in 2009 and (2.93)% in 2008. Return on average shareholders’ equity decreased from (27.74)% in 2008 to (59.05)% in 2009 and (193.32)% in 2010. In 2010, return on average tangible assets and average tangible equity (calculated by deducting average goodwill and core deposit premiums from average assets and from average equity) amounted to (6.49)% and (207.30)%, respectively, compared to (4.81)% and (79.59)% in 2009 and (3.11)% and (59.78)% in 2008.

Net Interest Income

Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits. Changes in net interest income result from changes in interest rates and in the volume, or average dollar level, and mix of earning assets and interest-bearing liabilities.

Table 1

Average Balance Sheet and Net Interest/Dividend Income Analysis

Fully Taxable Equivalent Basis

	Year Ended December 31,
(dollars in thousands)	2010			2009			2008
	Average Balance (3)	Income / Expense	Average Yield / Rate	Average Balance (3)	Income / Expense	Average Yield / Rate	Average Balance (3)	Income / Expense	Average Yield / Rate
Interest earning assets:
Loans (1)(2)	$1,531,304	$69,121	4.51%	$1,640,220	$84,322	5.14%	$1,577,038	$103,567	6.57%
Taxable investment securities	255,629	11,976	4.68	281,047	16,256	5.78	152,436	7,820	5.13
Tax-exempt investment securities (1)	33,169	1,551	4.68	49,884	2,256	4.52	52,454	3,138	5.98
Overnight Federal funds sold	1,585	3	0.19	10,851	21	0.19	1,316	25	1.90
Other earning assets	48,702	500	1.03	19,326	377	1.95	19,728	785	3.98

Total earning assets	1,870,389	$83,151	4.45	2,001,328	$103,232	5.16	1,802,972	$115,335	6.40

Non-earning assets:
Cash and due from banks	66,854			27,502			29,121
Goodwill and core deposit premium	4,598			44,438			115,520
Other assets, net	94,762			84,855			92,591

Total assets	$2,036,603			$2,158,123			$2,040,204

Interest-bearing liabilities:
Interest-bearing demand deposits	$228,054	$2,277	1.00%	$198,343	$2,250	1.13%	$168,395	$2,007	1.19%
Savings deposits	43,224	112	0.26	40,301	106	0.26	40,803	113	0.28
Money market deposits	321,180	3,129	0.97	308,690	4,381	1.42	274,818	6,389	2.32
Time deposits	974,192	19,393	1.99	940,138	25,753	2.74	841,741	33,702	4.00
Retail repurchase agreements	13,355	98	0.73	18,737	127	0.68	29,954	651	2.17
Federal Home Loan Bank advances	140,078	3,517	2.51	185,284	5,795	3.13	204,877	7,223	3.53
Federal funds purchased	1,537	4	0.26	58,609	156	0.27	21,310	501	2.35
Other borrowed funds	71,690	2,105	2.94	71,702	2,407	3.36	66,502	3,432	5.16

Total interest-bearing liabilities	1,793,310	30,635	1.71	1,821,804	40,975	2.25	1,648,400	54,018	3.28

Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	158,369			152,358			157,992
Other liabilities	16,734			11,744			18,241
Shareholders’ equity	68,190			172,217			215,571

Total liabilities and equity	$2,036,603			$2,158,123			$2,040,204

Net interest income and net yield on earning assets (4)		$52,516	2.81%		$62,257	3.11%		$61,317	3.40%

Interest rate spread (5)			2.74%			2.91%			3.12%

(1)	The fully tax equivalent basis is computed using a federal tax rate of 35%.
(2)	The average loan balances include nonaccruing loans and loans held for sale.
(3)	The average balances for all years include market adjustments to fair value for securities and loans held for sale.
(4)	Net yield on earning assets is computed by dividing net interest income by average earning assets.
(5)	Earning asset yield minus interest bearing liabilities rate.

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

Net interest income according to the Consolidated Statements of Loss was $52.2 million in 2010, compared to $62.2 million in 2009. This decrease of $10.0 million, or 16.1%, resulted primarily from a 6.5% decrease in the level of average earning assets accompanied by a decline in the net yield on earning assets, or net interest margin, from 3.11% in 2009 to 2.81% in 2010. In 2009, the increase of $2.2 million, or 3.6%, resulted primarily from an 11% increase in the level of average earning assets partially offset by a decline in the net yield on earning assets, or net interest margin, from 3.40% in 2008 to 3.11% in 2009. On a taxable equivalent basis, the changes in net interest income were a $9.7 million decrease in 2010 and an increase of $0.9 million for 2009, reflecting changes in the relative mix of taxable and non-taxable earning assets in each year.

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

Table 2

Volume and Rate Variance Analysis

(dollars in thousands)	2010 vs 2009			2009 vs 2008
	Volume Variance	Rate Variance	Total Variance	Volume Variance	Rate Variance	Total Variance
Interest income:
Loans, net	$ (5,599)	$(9,602)	$(15,201)	$4,149	$(23,394)	$(19,245)
Taxable investment securities	(1,470)	(2,810)	(4,280)	6,598	1,838	8,436
Tax exempt investment securities	(756)	51	(705)	(154)	(728)	(882)
Overnight Federal funds sold	(18)	0	(18)	181	(185)	(4)
Other earning assets	573	(450)	123	(16)	(392)	(408)

Total interest income	(7,270)	(12,811)	(20,081)	10,758	(22,861)	(12,103)

Interest expense:
Interest-bearing demand deposits	337	(310)	27	357	(114)	243
Savings deposits	8	(2)	6	(1)	(6)	(7)
Money market deposits	177	(1,429)	(1,252)	787	(2,795)	(2,008)
Time deposits	933	(7,293)	(6,360)	3,940	(11,889)	(7,949)
Retail repurchase agreements	(36)	7	(29)	(244)	(280)	(524)
Federal Home Loan Bank advances	(1,414)	(864)	(2,278)	(691)	(737)	(1,428)
Federal funds purchased	(152)	0	(152)	877	(1,222)	(345)
Other borrowed funds	0	(302)	(302)	268	(1,293)	(1,025)

Total interest expense	(147)	(10,193)	(10,340)	5,293	(18,336)	(13,043)

Increase (decrease) in net interest income	$ (7,123)	$(2,618)	$(9,741)	$5,465	$(4,525)	$940

Regular cuts to the target federal funds rate continued through 2008 with year-end rates at 0.25% and remained at this level for all of 2009 and 2010.

Provision for Loan Losses

This provision is the charge against earnings to provide an allowance for probable losses inherent in the loan portfolio. The amount of each year’s charge is affected by several considerations, including management’s evaluation of various risk factors in determining the adequacy of the allowance (see “Asset Quality” below), actual loan loss experience and loan portfolio growth. The provision for loan losses was $132.8 million in 2010, $61.7 million in 2009 and $27.8 million in 2008. This increase in the level of the provision for loan losses is discussed and analyzed in detail as part of the discussions in the “Significant Factors Affecting Earnings” and “Asset Quality” sections.

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

Noninterest Expense

Noninterest expense was $38.9 million, or 32.4%, lower in 2010 mainly due to a goodwill impairment charge of $52.4 million for 2009, which significantly impacted noninterest expense in that year. OREO related expenses increased 318.5% to $14.5 million for 2010 compared to $3.5 million in 2009. Excluding the goodwill impairment charges of $52.4 million in 2009, noninterest expense was $13.5 million higher in 2010 than in 2009. FDIC insurance for 2010 was $5.9 million compared to $4.2 million for 2009, a 40.4% increase year over year. Noninterest expense was $1.8 million, or 1.5%, higher in 2009 compared to 2008. In 2008, noninterest expense was $118.1 million. The major component of the increase from 2008 to 2009 was a $2.9 million increase in OREO related expenses.

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

(dollars in thousands)	December 31,
	2010	2009	2008
Personnel expense	$30,360	$32,932	$33,081
Net occupancy expense	5,031	5,522	5,343
Furniture, equipment and data processing expense	7,056	7,121	6,705
Professional fees	3,908	2,070	2,552
Stationery, printing and supplies	526	703	1,174
Advertising and marketing	1,634	2,056	1,371
Other real estate owned expense	14,532	3,472	610
Credit/debit card expense	1,715	1,672	1,716
FDIC insurance	5,856	4,170	894
Goodwill impairment	-	52,395	57,800
Mortgage servicing rights impairment	2,995	-	-
Other expense	7,389	7,799	6,857

Total noninterest expense	$81,002	$119,912	$118,103

Provision for Income Taxes

The effective income tax rate increased from (4.1)% in 2009 to (1.0)% in 2010 due principally to the impact of deferred tax assets and valuation allowance on losses in 2010. Nondeductible expenses included a goodwill impairment charge of $52.4 million in 2009. The effective income tax rate decreased from 5.0% in 2008 to (4.1)% in 2009 due principally to lower net interest income and the higher level of nondeductible expenses in 2009.

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

Commitments, Contingencies and Off-Balance Sheet Risk

Information about FNB United’s off-balance sheet risk exposure is presented in Note 20 to the accompanying consolidated financial statements.

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

For a further discussion on market risk and how FNB United addresses this risk, see Item 7A of this Annual Report on Form 10-K/A.

Capital Adequacy

Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1 and Tier 2, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders’ equity and qualifying perpetual preferred stock and qualifying trust preferred securities, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock, trust preferred securities and the allowance for loan losses. Total capital, for risk-based purposes, consists of the sum of Tier 1 and Tier 2 capital. Under current requirements, the minimum total risk based capital ratio is 8.0% and the minimum Tier 1 capital ratio is 4.0%. The Company is subject to increased minimum capital requirements as part of the Consent Order with the Comptroller of the Currency. Under the requirements of the Consent Order the Bank must maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets. At December 31, 2010, FNB United and the Bank had total risk based capital ratios of (2.56)% and 2.36%, respectively, and Tier 1 risk based capital ratios of (2.56)% and 1.18%, respectively. The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.0%. At December 31, 2010, FNB United and the Bank had leverage capital ratios of (1.86)% and .86%, respectively. For further discussion on capital strategies, refer to “Management’s Plans and Intentions” above.

Table 6

Regulatory Capital

(dollars in thousands)	For year ended December 31,
	2010		2009		2008

Total risk-based capital
Consolidated	$(36,818)	(2.6) %	$181,990	10.3%	$185,312	10.4%
Subsidiary Bank	33,812	2.4	178,023	10.1	182,084	10.2

Tier 1 risk-based capital
Consolidated	(36,818)	(2.6)	121,207	6.9	123,796	6.9
Subsidiary Bank	16,906	1.2	140,604	8.0	144,654	8.1

Leverage capital
Consolidated	(36,818)	(1.9)	121,207	5.7	123,796	6.1
Subsidiary Bank	16,906	0.9	140,604	6.6	144,654	7.2

The Bank is also required to comply with prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. The Order, as set forth above, requires the Bank to achieve and maintain Tier 1 capital of not less than 9% and total risk-based capital of not less than 12% for the life of the Order. The Bank has not achieved the required capital levels by the deadline imposed under the Order but is continuing to work to comply with the capital directive. As of December 31, 2010, the Bank was designated as “significantly undercapitalized” under the regulatory framework for prompt corrective action.

Balance Sheet Review

Total assets decreased $198.9 million, or 10%, in 2010 and $56.9 million, or 3%, in 2009. By similar comparison, deposits decreased $25.7 million to $1.7 million, or 2% in 2010 and increased $207.4 million, or 14% in 2009. The level of total assets was also affected in 2010 by a net decrease of $259.0 million of loan outstandings as a direct result of management’s decision to deleverage the balance sheet. Average assets decreased by 6% in 2010 compared to a growth of 6% in 2009. The corresponding average deposit growth rate was 5% in 2010 compared to a growth of 11% in 2009. In addition, the Company recorded $52.5 million in deferred tax valuation allowance for 2010.

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

Available-for-Sale

(dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total

Amortized Cost
Obligations of:
U.S. Treasury and government agencies	$20	$-	$-	$-	$20
U.S. government sponsored agencies	5,003	-	18,487	-	23,490
States and political subdivisions	1,300	4,127	4,261	14,179	23,867
Residential mortgage-backed securities	-	-	8,566	250,250	258,816

Total available-for-sale securities	$6,323	$4,127	$31,314	$264,429	$306,193

Fair Value
Obligations of:
U.S. Treasury and government agencies	$21	$-	$-	$-	$21
U.S. government sponsored agencies	5,161	-	18,355	-	23,516
States and political subdivisions	1,309	4,104	4,172	14,873	24,458
Residential mortgage-backed securities	-	-	8,568	248,768	257,336

Total available-for-sale securities	$6,491	$4,104	$31,095	$263,641	$305,331

Total average yield	4.64%	3.32%	2.46%	2.52%	2.56%

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

In 2010, loans held for sale decreased over 36%. This decrease is a result of the discontinuation of a wholesale purchasing agreement with Fannie Mae as well as lower production in 2010. Held-for-sale loans do not include any reclassifications from the held-for-investment portfolio. The held-for-investment portfolio experienced composition changes with a 5.2% decrease in commercial and agricultural loans and a 4.0% decrease in real estate construction loans, both offset by a 4.3% increase in 1-4 family residential mortgages, a 4.1% increase in commercial real estate mortgages and a 0.8% increase in consumer loans. In 2009 the held-for-investment portfolio experienced small composition changes primarily with a 3.4% decrease in real estate construction loans partially offset by a 2.2% increase in 1-4 family residential mortgages and a 0.7% increase in consumer loans.

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

In June 2010, an external loan review of the Bank’s loan portfolio (as of April 30, 2010) was conducted, covering 49% of the total outstanding portfolio balance. The external loan review resulted in 9.3% of loans reviewed being downgraded from pass to non-pass. All risk downgrades identified during this review were included as factors in the computation of the allowance for loan losses as of June 30, 2010. Since December 31, 2009 the Company increased its allowance for loan losses to $93.7 million or 7.18% of gross loans.

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

The level of nonperforming loans increased significantly from $174.4 million, or 11.2% of loans held for investment at December 31, 2009, to $329.9 million, or 25.3% of loans held for investment at December 31, 2010. OREO was $62.2 million at December 31, 2010, compared to $35.2 million at December 31, 2009. General downward economic trends, increased unemployment and the depressed housing market in particular have negatively affected the credit performance of the residential real estate development and construction sectors of the Bank’s commercial portfolio in particular, and consumer credit more generally, resulting in additional delinquencies and loans placed on nonaccrual.

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

The allowance for loan losses, as a percentage of loans held for investment, amounted to 7.18% at December 31, 2010 compared to 3.16% at December 31, 2009. Net charge-offs also significantly increased in 2010. A substantial portion of 2010 charge-offs were related to impaired loans, and consisted of loans considered wholly impaired and loans with partial impairment. During 2010, net charge-offs totaled $88.5 million, which exceeded the combined net charge-offs for the prior seven years. The provision for loan losses recorded in 2010 also exceeded the combined provision recorded in the prior seven years. As discussed above, the increased levels of nonperforming assets and charge-offs resulted largely from loan quality issues driven by worsening economic conditions, including strains in housing and real estate markets. Management continually performs thorough analyses of the loan portfolio. As a result of these analyses, certain loans have migrated to higher, more adverse risk grades and an aggressive posture towards the timely charge-off of identified impairment has also continued. Actual past due loans and loan charge-offs have remained at manageable levels and management continues to diligently work to improve asset quality. Management believes the allowance for loan losses of $93.7 million at December 31, 2010 is adequate to cover probable losses inherent in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment.

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

The following table presents the level, composition and the reserves associated with those loan balances:

(dollars in thousands)	December 31, 2010		December 31, 2009
	Balance	Associated Reserves	Balance	Associated Reserves

Impaired loans, not individually reviewed for impairment	$717	$-	$5,660	$38

Impaired loans, individually reviewed, with no impairment	132,435	-	84,928	-

Impaired loans, individually reviewed, with impairment	208,040	70,888	98,010	28,868

Total impaired loans *	$341,192	$70,888	$188,598	$28,906

* Included at December 31, 2010 and December 31, 2009 were $6.5 million and $24.7 million, respectively, in restructured and performing loans.

At December 31, 2010, the bank had 86 impaired loans exceeding $1.0 million each, with total impairment of $54.0 million, comprised of 59 borrowing relationships. The average carrying value of impaired loans was $355.1 million in 2010 and $147.2 million in 2009.

Troubled debt restructures are a subset of impaired loans. The following table presents the level, accrual status and the reserves associated with these loan balances:

(dollars in thousands)	December 31, 2010			December 31, 2009
Troubled Debt Restructures:	Balance	Nonaccrual	Associated Reserves	Balance	Nonaccrual	Associated Reserves

TDRs with no impairment	$66,919	$60,345	$-	$58,897	$34,334	$-
TDRs with impairment	79,573	79,573	18,908	36,784	36,604	5,859

Total Troubled Debt Restructures	$146,492	$139,918	$18,908	$95,681	$70,938	$5,859

The following table presents the composition of impaired loans across loan types, along with the accrual status and the associated reserves, by type:

(dollars in thousands)	December 31, 2010			December 31, 2009
	Impaired	Nonaccrual	Associated Reserves	Impaired	Nonaccrual	Associated Reserves

Impaired Loans (composition across loan types):
Commercial and agricultural	$21,788	$20,550	$7,451	$5,061	$4,930	$849
Real estate - construction	152,593	144,403	35,281	100,459	99,583	17,840
Real estate - mortgage:
1 - 4 family residential	41,815	36,272	5,448	22,495	22,283	3,339
Commercial	124,788	123,681	22,708	60,300	36,750	6,877
Consumer	208	162	-	283	24	1

Total Impaired Loans	$341,192	$325,068	$70,888	$188,598	$163,570	$28,906

The Bank designates loans as “Special Mention” when the borrower’s financial condition or performance indicates that the loan may potentially become a problem loan. These loans are not classified as problem loans, nor are they impaired, and they have not been modified under conditions that require designation as troubled debt restructurings. At December 31, 2010, the Bank had designated $130.8 million as Special Mention loans, of which 15.5% were delinquent more than 30 days. 33 Special Mention loans had balances over $1.0 million and comprised approximately 66.9% of the total. Approximately 33.6% of the total Special Mention loans were categorized as land acquisition, development, and construction loans, with non-owner occupied commercial rental properties approximating another 15.2% of that total. These categories are generally affected by changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. In particular, a continuing trend of adverse economic conditions in the residential real estate market may result in Special Mention loans being individually reclassified as problem loans in the future.

Table 10

Summary of Allowance for Loan Losses

Table 10 presents an analysis of the changes in the allowance for loan losses and of the level of nonperforming assets for each of the last five years as of December 31.

(dollars in thousands)	2010	2009	2008	2007	2006
Balance, beginning of year	$49,461	$34,720	$17,381	$15,943	$9,945
Chargeoffs:
Commercial and agricultural	9,824	3,417	6,479	1,262	1,817
Real estate - construction	53,374	32,737	2,000	459	499
Real estate - mortgage	24,478	9,789	414	941	210
Consumer	3,574	3,442	3,532	2,831	2,104

Total chargeoffs	91,250	49,385	12,425	5,493	4,630

Recoveries:
Commercial and agricultural	581	70	292	415	1,123
Real estate - construction	52	544	-	42	120
Real estate - mortgage	449	264	197	171	268
Consumer	1,639	1,507	1,516	1,091	1,231
Leases	-	-	-	-	3

Total recoveries	2,721	2,385	2,005	1,719	2,745

Net chargeoffs	88,529	47,000	10,420	3,774	1,885
Provision charged to operations	132,755	61,741	27,759	5,514	2,526
Purchase accounting acquisition	-	-	-	-	6,038
Adjustment for reserve for unfunded commitments	-	-	-	-	(677)
Allowance adjustment for loans sold	-	-	-	(302)	(4)

Balance, end of year	$93,687	$49,461	$34,720	$17,381	$15,943

Nonperforming assets:
Nonaccrual loans	$325,068	$167,506	$95,173	$16,022	$8,282
Past due 90 days or more and still accruing interest	4,818	6,908	853	2,686	2,852

Total nonperforming loans	329,886	174,414	96,026	18,708	11,134
Other real estate owned	62,226	35,170	6,509	2,862	3,361
Foreclosed assets	138	68	92	181	196

Total nonperforming assets	$392,250	$209,652	$102,627	$21,751	$14,691

Asset quality ratios:
Net loan chargeoffs to average loans	5.92%	2.97%	0.67%	0.27%	0.16%
Net loan chargeoffs to allowance for loan losses	94.49	95.02	30.01	21.71	11.82
Allowance for loan losses to loans held for investment	7.18	3.16	2.19	1.20	1.22
Total nonperforming loans to loans held for investment	25.30	11.16	6.06	1.29	0.86

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

Information about management’s allocation of the allowance for loan losses by loan category is presented in the following table.

Table 11

Allocations of Allowance for Loan Losses

(dollars in thousands)	December 31,
	2010	2009	2008	2007	2006

Commercial and agricultural	$11,144	$3,543	$4,146	$2,777	$4,474
Real estate - construction	46,792	23,932	15,238	5,254	3,829
Real estate - mortgage	34,593	21,040	8,853	6,599	5,745
Consumer	1,133	627	3,474	2,751	1,895
Unallocated	25	319	3,009	-	-

Total allowance for loan losses	$93,687	$49,461	$34,720	$17,381	$15,943

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

Capital Adequacy and Resources

Under guidelines established by the Board of Governors of the Federal Reserve System, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The risk-based capital ratios are determined by expressing allowable capital amounts, defined in terms of Tier 1 and Tier 2, as a percentage of risk-weighted assets, which are computed by measuring the relative credit risk of both the asset categories on the balance sheet and various off-balance sheet exposures. Tier 1 capital consists primarily of common shareholders’ equity and qualifying perpetual preferred stock and qualifying trust preferred securities, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock, trust preferred securities and the allowance for loan losses. Total capital, for risk-based purposes, consists of the sum of

Tier 1 and Tier 2 capital. Under the requirements of the Consent Order, the minimum total capital ratio is 12.00% and the minimum Tier 1 capital ratio is 9.00% for the Bank. At December 31, 2010, FNB United and the Bank had total risk-based capital ratios of (2.56)% and 2.36%, respectively, and Tier 1 capital ratios of (2.56)% and 1.18%, respectively. The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.0%. At December 31, 2010, FNB United and the Bank had leverage capital ratios of (1.86)% and .86%, respectively. The Bank is subject to increased minimum capital requirements as part of the Order with the Comptroller of the Currency.

As shown in the accompanying table, FNB United and its wholly owned banking subsidiary have capital levels below the minimum levels for “adequately capitalized” bank holding companies and banks as of December 31, 2010.

				Minimum Regulatory Requirement
	Consolidated		Bank	Adequately Capitalized	Well- Capitalized	Pursuant to Order

Total risk-based capital ratio	(2.56	) %	2.36%	8.00%	10.00%	12.00%

Tier 1 risk-based capital ratio	(2.56	) %	1.18%	4.00%	6.00%	9.00%

Leverage capital ratio	(1.86	) %	0.86%	4.00%	5.00%	9.00%

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

Non-GAAP Measures

This Annual Report on Form 10-K/A contains financial information determined by methods other than in accordance with generally accepted accounting principles (“GAAP”). FNB United’s management uses these non-GAAP measures in their analysis of FNB United’s performance. These non-GAAP measures exclude goodwill and core deposit premiums from the calculations of return on average assets and return on average equity. Management believes presentations of financial measures excluding the impact of goodwill and core deposit premiums provide useful supplemental information that is essential to a proper understanding of the operating results of FNB United’s core businesses. In addition, certain designated net interest income amounts are presented on a taxable equivalent basis. Management believes that the presentation of net interest income on a taxable equivalent basis aids in the comparability of net interest income arising from taxable and tax-exempt sources.

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

These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. The following reconciliation table provides a more detailed analysis of these non-GAAP measures:

	At and for the Year Ended December 31,
	2010	2009	2008	2007	2006
Total shareholders’ equity	$(28,837)	$98,359	$147,917	$216,256	$207,668
Less: Preferred stock	(56,424)	(48,205)	-	-	-
Less: Common stock warrant	(3,891)	(3,891)	-	-	-

Common shareholders’ equity	$(89,152)	$46,263	$147,917	$216,256	$207,668

Total shareholders’ equity	$(28,837)	$98,359	$147,917	$216,256	$207,668
Less:
Goodwill	-	-	(52,395)	(110,195)	(110,956)
Core deposit and other intangibles	(4,173)	(4,968)	(5,762)	(6,564)	(7,378)
Preferred stock	(56,424)	(48,205)	-	-	-
Common stock warrant	(3,891)	(3,891)	-	-	-

Tangible common shareholders’ equity	$(93,325)	$41,295	$89,760	$99,497	$89,334

Total shareholders’ equity	$(28,837)	$98,359	$147,917	$216,256	$207,668
Less:
Goodwill	-	-	(52,395)	(110,195)	(110,956)
Core deposit and other intangibles	(4,173)	(4,968)	(5,762)	(6,564)	(7,378)

Tangible shareholders’ equity	$(33,010)	$93,391	$89,760	$99,497	$89,334

Total assets	$1,902,369	$2,101,296	$2,044,434	$1,906,506	$1,815,582
Less:
Goodwill	-	-	(52,395)	(110,195)	(110,956)
Core deposit and other intangibles	(4,173)	(4,968)	(5,762)	(6,564)	(7,378)

Tangible assets	$1,898,196	$2,096,328	$1,986,277	$1,789,747	$1,697,248

Book value per common share	$(7.80)	$4.05	$12.94	$18.93	$18.39
Effect of intangible assets	$(0.36)	$(0.44)	$(5.09)	$(10.22)	$(9.83)
Tangible book value per common share	$(8.17)	$3.61	$7.85	$8.71	$8.56

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

(dollars in thousands, except per share data)
	2010
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	(RESTATED)
Interest income	$17,951	$19,376	$21,759	$23,751
Interest expense	7,018	7,818	7,749	8,050

Net interest income	10,933	11,558	14,010	15,701
Provision for loan losses	39,944	55,892	27,429	9,490

Net interest (loss)/income after provision for loan losses	(29,011)	(44,334)	(13,419)	6,211

Noninterest income	12,883	6,541	5,937	5,626
Noninterest expense	28,776	17,127	20,271	14,828

Loss before income taxes	(44,904)	(54,920)	(27,753)	(2,991)
Income taxes expense/(benefit)	3,575	(74)	(2,828)	586

Net loss	(48,479)	(54,846)	(24,925)	(3,577)
Preferred stock dividends	(828)	(825)	(822)	(819)

Net loss to common shareholders	$(49,307)	$(55,671)	$(25,747)	$(4,396)

Net loss per common share:
Basic	$(4.33)	$(4.87)	$(2.25)	$(0.38)
Diluted	$(4.33)	$(4.87)	$(2.25)	$(0.38)

	2009
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$25,274	$26,498	$26,053	$25,346
Interest expense	8,873	10,081	10,807	11,214

Net interest income	16,401	16,417	15,246	14,132
Provision for loan losses	24,657	17,500	5,525	14,059

Net interest (loss)/income after provision for loan losses	(8,256)	(1,083)	9,721	73

Noninterest income	5,421	4,960	5,490	5,882
Noninterest expense	16,157	71,553	16,356	15,846

Loss before income taxes	(18,992)	(67,676)	(1,145)	(9,891)
Income taxes expense/(benefit)	9,043	(185)	(742)	(4,124)

Net loss	(28,035)	(67,491)	(403)	(5,767)
Preferred stock dividends	(818)	(813)	(809)	(431)

Net loss to common shareholders	$(28,853)	$(68,304)	$(1,212)	$(6,198)

Net loss per common share:
Basic	$(2.53)	$(5.98)	$(0.11)	$(0.54)
Diluted	$(2.53)	$(5.98)	$(0.11)	$(0.54)

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

As discussed in Note 2 to the consolidated financial statements, the consolidated financial statements for 2010 have been restated for the correction of an error.

The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. The Corporation continued to incur significant net losses in 2010, primarily from the higher provisions for loan losses due to the significant level of non-performing assets. The Corporation has insufficient capital per regulatory guidelines and has failed to reach capital levels required in the Consent Order issued by the Office of the Comptroller of the Currency (the “OCC”) in 2010. These matters raise substantial doubt about the Corporation’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 4 of the consolidated financial statements. The 2010 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FNB United Corp. and Subsidiary’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2011 (May 23, 2011 as to the effects of the second material weakness described in Management’s Report on Internal Control over Financial Reporting) expressed an adverse opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/ Dixon Hughes Goodman LLP

(formerly Dixon Hughes PLLC)

Charlotte, North Carolina

March 14, 2011 (May 23, 2011 as to the effects of the restatement as described in Note 2)

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

In our report dated March 14, 2011, we expressed an adverse opinion on internal control over financial reporting due to the identification of a material weakness related to the valuation of other real estate owned. As described below, another material weakness was identified as a result of the restatement of the previously issued financial statements. Although the identification of the additional material weakness does not change the assessment of the ineffectiveness of internal control over financial reporting, management’s report on internal control over financial reporting and our report on internal control over financial reporting have been revised to disclose the additional material weakness identified.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Corporation’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the valuation of other real estate owned and evaluation of subsequent events on the valuation of impaired loans and other real estate owned have been identified and included in management’s assessment. The material weakness related to evaluation of subsequent events has resulted in the restatement of the Corporation’s 2010 consolidated financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, FNB United Corp. and Subsidiary has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of FNB United Corp. and Subsidiary as of December, 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010 and our report on those consolidated financial statements dated March 14, 2011 (May 23, 2011 as to the effects of the restatement as described in Note 2), expressed an unqualified opinion thereon and included explanatory paragraphs relating to the existence of substantial doubt about the Corporation’s ability to continue as a going concern, and the restatement described in Note 2. The aforementioned material weaknesses were considered in assessing the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements of the Corporation. These material weaknesses do not affect our report on those consolidated financial statements.

We do not express an opinion or any other form of assurance on management’s statement referring to compliance with designated laws and regulations related to safety and soundness.

/s/ Dixon Hughes Goodman LLP

(formerly Dixon Hughes PLLC)

Charlotte, North Carolina

March 14, 2011 (May 23, 2011 as to the effect of the second material weakness described in Management’s Report on Internal Control over Financial Reporting)

FNB United Corp. and Subsidiary

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)	December 31,	December 31,
	2010	2009
	(RESTATED)
Assets
Cash and due from banks	$21,051	$27,600
Interest-bearing bank balances	139,543	98
Investment securities:
Available-for-sale, at estimated fair value (amortized cost of $306,193 in 2010 and $232,905 in 2009)	305,331	237,630
Held-to-maturity (estimated fair value of $91,521 in 2009)	-	88,559
Loans held for sale	37,079	58,219

Loans held for investment	1,303,975	1,563,021
Less: Allowance for loan losses	(93,687)	(49,461)

Net loans held for investment	1,210,288	1,513,560

Premises and equipment, net	45,098	48,115
Other real estate owned	62,226	35,170
Core deposit premiums	4,173	4,968
Bank-owned life insurance	31,968	30,883
Other assets	45,612	56,494

Total Assets	$1,902,369	$2,101,296

Liabilities
Deposits:
Noninterest-bearing demand deposits	$148,933	$152,522
Interest-bearing deposits:
Demand, savings and money market deposits	585,815	594,377
Time deposits of $100,000 or more	544,732	503,393
Other time deposits	416,910	471,836

Total deposits	1,696,390	1,722,128

Retail repurchase agreements	9,628	13,592
Federal Home Loan Bank advances	144,485	166,165
Federal funds purchased	-	10,000
Subordinated debt	7,500	15,000
Junior subordinated debentures	56,702	56,702
Other liabilities	16,501	19,350

Total Liabilities	1,931,206	2,002,937

Shareholders’ Equity
Preferred stock Series A, $10.00 par value; authorized 200,000 shares, 51,500 shares issued and outstanding at $1,000 stated value	48,924	48,205
Preferred stock, $1.00 par value, authorized 15,000,000 shares, 7,500,000 shares issued and outstanding	7,500	-
Common stock warrant	3,891	3,891
Common stock, $2.50 par value; authorized 50,000,000 shares, issued 11,424,390 shares in 2010 and 11,426,413 shares in 2009	28,561	28,566
Surplus	115,073	115,039
Accumulated deficit	(229,095)	(96,234)
Accumulated other comprehensive loss	(3,691)	(1,108)

Total Shareholders’ Equity	(28,837)	98,359

Total Liabilities and Shareholders’ Equity	$1,902,369	$2,101,296

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary

Consolidated Statements of Loss

(dollars in thousands, except share and per share data)	Years Ended December 31,
	2010	2009	2008
	(RESTATED)
Interest Income
Interest and fees on loans	$68,807	$84,261	$103,365
Interest and dividends on investment securities:
Taxable income	11,976	16,256	7,820
Non-taxable income	1,551	2,256	2,040
Other interest income	503	398	810

Total interest income	82,837	103,171	114,035

Interest Expense
Deposits	24,911	32,490	42,211
Retail repurchase agreements	98	127	651
Federal Home Loan Bank advances	3,517	5,795	7,223
Federal funds purchased	4	156	501
Other borrowed funds	2,105	2,407	3,432

Total interest expense	30,635	40,975	54,018

Net Interest Income before Provision for Loan Losses	52,202	62,196	60,017
Provision for loan losses	132,755	61,741	27,759

Net Interest (Loss)/Income after Provision for Loan Losses	(80,553)	455	32,258

Noninterest Income
Service charges on deposit accounts	7,358	8,956	9,167
Mortgage loan income	5,510	9,888	6,340
Cardholder and merchant services income	3,000	2,514	2,395
Trust and investment services	1,946	1,741	1,827
Bank owned life insurance	988	1,068	983
Other service charges, commissions and fees	1,030	1,158	796
Securities gains, net	10,647	989	646
Net gain on fair value swap	273	66	-
Total other-than-temporary impairment loss	-	(4,985)	-
Portion of loss recognized in other comprehensive income	-	-	-

Net impairment loss recognized in earnings	-	(4,985)	-
Other income	235	358	764

Total noninterest income	30,987	21,753	22,918

Noninterest Expense
Personnel expense	30,360	32,932	33,081
Net occupancy expense	5,031	5,522	5,343
Furniture, equipment and data processing expense	7,056	7,121	6,705
Professional fees	3,908	2,070	2,552
Stationery, printing and supplies	526	703	1,174
Advertising and marketing	1,634	2,056	1,371
Other real estate owned expense	14,532	3,472	610
Credit/debit card expense	1,715	1,672	1,716
FDIC insurance	5,856	4,170	894
Goodwill impairment	-	52,395	57,800
Mortgage servicing rights impairment	2,995	-	-
Other expense	7,389	7,799	6,857

Total noninterest expense	81,002	119,912	118,103

Loss before income taxes	(130,568)	(97,704)	(62,927)
Income tax benefit/(expense)	1,259	3,992	(3,118)

Net Loss	(131,827)	(101,696)	(59,809)
Preferred stock dividends	(3,294)	(2,871)	-

Net Loss to Common Shareholders	$(135,121)	$(104,567)	$(59,809)

Net loss per common share:
Basic	$(11.83)	$(9.16)	$(5.24)
Diluted	$(11.83)	$(9.16)	$(5.24)

Weighted average number of common shares outstanding:
Basic	11,423,967	11,416,977	11,407,616
Diluted	11,423,967	11,416,977	11,407,616

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss

(in thousands, except share and per share data)	Preferred Stock		Common Stock		Common Stock Warrant	Surplus	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2007	-	$-	11,426,902	$28,567	$-	$114,119	$74,199	$(629)	$216,256
Cumulative effect of a change in accounting principle - record postretirement benefit related to split-dollar insurance	-	-	-	-	-	-	(344)	-	-
Comprehensive income:
Net loss	-	-	-	-	-	-	(59,809)	-	(59,809)
Other comprehensive income, net of taxes:
Unrealized holding losses arising during the period on securities available-for-sale, net of tax	-	-	-	-	-	-	-	(781)	(781)
Reclassification adjustment for losses on securities available-for-sale included in net income, net of tax	-	-	-	-	-	-	-	(139)	(139)

Change in unrealized losses on securities, net of tax	-	-	-	-	-	-	-	(920)	(920)
Interest rate swap, net of tax	-	-	-	-	-	-	-	(300)	(300)
Pension and post-retirement liability, net of tax	-	-	-	-	-	-	-	(2,480)	(2,480)

Total comprehensive loss									(63,509)

Cash dividends declared on common stock, $.45 per share	-	-	-	-	-	-	(5,142)	-	(5,142)
Stock options:
Proceeds from options exercised	-	-	150	1	-	1	-	-	2
Compensation expense recognized	-	-	-	-	-	429	-	-	429
Restricted stock:
Shares issued/terminated, subject to restriction	-	-	951	2	-	(75)	-	-	(73)
Compensation expense recognized	-	-	-	-	-	298	-	-	298

Balance, December 31, 2008	-	$-	11,428,003	$28,570	$-	$114,772	$8,904	$(4,329)	$147,917
Comprehensive loss:
Net loss	-	-	-	-	-	-	(101,696)	-	(101,696)
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period on securities available-for-sale, net of tax	-	-	-	-	-	-	-	3,767	3,767
Reclassification adjustment for losses on securities available-for-sale included in net income, net of tax	-	-	-	-	-	-	-	(3,548)	(3,548)
Unrealized holding gains on securities for which credit-related portion was recognized in net realized investment gains/(losses), net of tax	-	-	-	-	-	-	-	3,016	3,016

Change in unrealized gains on securities, net of tax	-	-	-	-	-	-	-	3,235	3,235
Interest rate swap, net of tax								51	51
Pension and post-retirement liability, net of tax	-	-	-	-	-	-	-	(65)	(65)

Total comprehensive loss									(98,475)

Issuance of preferred stock, series A	51,500	47,609	-	-	3,891	-	-	-	51,500
Accretion of discount on preferred stock	-	596	-	-	-	-	(596)	-	-
Cash dividends declared on common stock, $.05 per share	-	-	-	-	-	-	(574)	-	(574)
Cash dividends declared on Series A preferred stock, $12.50 per share	-	-	-	-	-	-	(2,272)	-	(2,272)
Stock options:
Compensation expense recognized	-	-	-	-	-	211	-	-	211
Restricted stock:
Shares issued/terminated, subject to restriction	-	-	(1,590)	(4)	-	(138)	-	-	(142)
Compensation expense recognized	-	-	-	-	-	194	-	-	194

Balance, December 31, 2009	51,500	$48,205	11,426,413	$28,566	$3,891	$115,039	$(96,234)	$(1,108)	$98,359
Comprehensive loss:
Net loss (RESTATED)	-	-	-	-	-	-	(131,827)	-	(131,827)
Other comprehensive income, net of taxes:
Unrealized holding gains arising during the period on securities available-for-sale, net of tax	-	-	-	-	-	-	-	946	946
Unrealized holding gains arising during the period on reclassifying held-to-maturity securities to available-to-sale securities, net of tax	-	-	-	-	-	-	-	2,105	2,105
Reclassification adjustment for gains on securities available-for-sale included in net income, net of tax	-	-	-	-	-	-	-	(6,441)	(6,441)

Unrealized gains on securities for which credit-related portion was recognized in net realized investment gains (losses)	-	-	-	-	-	-	-	-	-

Change in unrealized gains on securities, net of tax	-	-	-	-	-	-	-	(3,390)	(3,390)
Interest rate swap, net of tax	-	-	-	-	-	-	-	249	249
Pension and post-retirement liability, net of tax	-	-	-	-	-	-	-	558	558

Total comprehensive loss (RESTATED)									(134,410)

Issuance of preferred stock	7,500,000	7,500	-	-	-	-	-	-	7,500
Accretion of discount on preferred stock	-	719	-	-	-	-	(719)	-	-
Cash dividends declared on common stock, $0.05 per share	-	-	-	-	-	-	-	-	-
Cash dividends declared on Series A preferred stock, $12.50 per share	-	-	-	-	-	-	(315)	-	(315)
Stock options:
Proceeds from options exercised	-	-	-	-	-	-	-	-	-
Compensation expense recognized	-	-	-	-	-	32	-	-	32
Restricted stock:
Shares issued/terminated, subject to restriction	-	-	(2,023)	(5)	-	(16)	-	-	(21)
Compensation expense recognized	-	-	-	-	-	18	-	-	18

Balance, December 31, 2010 (RESTATED)	7,551,500	$56,424	11,424,390	$28,561	$3,891	$115,073	$(229,095)	$(3,691)	$(28,837)

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary

Consolidated Statements of Cash Flows

(dollars in thousands)	Year Ended December 31,
	2010	2009	2008
	(RESTATED)
Operating Activities
Net loss	$(131,827)	$(101,696)	$(59,809)
Adjustments to reconcile net loss to cash (used in) provided by operatings activities:
Depreciation and amortization of premises and equipment	3,665	3,700	3,453
Provision for loan losses	132,755	61,741	27,759
Deferred income taxes	1,307	9,854	(5,056)
Deferred loan fees and costs, net	(314)	(2,060)	(503)
Premium amortization and discount accretion of investment securities, net	(3,814)	(1,689)	(422)
Gain on sale of investment securities	(10,647)	(989)	(646)
Other-than-temporary impairment charge	-	4,985	-
Amortization of core deposit premiums	795	794	802
Stock compensation expense	50	405	727
Increase in cash surrender value of bank-owned life insurance	(1,085)	(1,187)	(1,045)
Mortgage loans held for sale:
Origination of mortgage loans held for sale	(465,581)	(762,087)	(260,964)
Proceeds from sale of mortgage loans held for sale	491,561	748,598	248,330
Gain on mortgage loan sales	(5,510)	(9,888)	(6,340)
Mortgage servicing rights capitalized	(1,340)	(1,642)	(1,182)
Mortgage servicing rights amortization and impairment	3,748	829	38
Goodwill impairment	-	52,395	57,800
Net loss on other real estate owned	9,939	1,771	531
Changes in assets and liabilities:
Decrease/(increase) in interest receivable	2,097	(1,254)	2,435
(Increase)/decrease in other assets	3,007	(15,726)	(2,289)
Increase in accrued interest and other liabilities	3,383	2,478	364

Net cash provided by/(used in) operating activities	32,189	(10,668)	3,983

Investing Activities
Available-for-sale securities:
Proceeds from sales	214,181	40,789	28,165
Proceeds from maturities and calls	100,694	85,959	105,382
Purchases	(291,341)	(158,398)	(197,395)
Held-to-maturity securities:
Proceeds from maturities and calls	6,184	20,367	12,285
Purchases	-	(78,548)	(4,487)
Net decrease/(increase) in loans held for investment	90,998	(55,591)	(154,105)
Proceeds from sales of loans	33,505	-	-
Proceeds from sale of other real estate owned	10,981	4,954	2,757
Improvements to other real estate owned	(363)	(439)	-
Proceeds from settlement of bank-owned life insurance	-	205	-
Purchases of premises and equipment	(750)	(1,040)	(8,751)
Purchases of SBIC investments	-	(100)	(75)

Net cash provided by/(used in) investing activities	164,089	(141,842)	(216,224)

Financing Activities
Net (decrease)/increase in deposits	(25,738)	207,381	73,705
Decrease in retail repurchase agreements	(3,964)	(4,553)	(10,988)
(Decrease)/increase in Federal Home Loan Bank advances	(23,036)	(72,813)	106,970
(Decrease)/increase in Federal funds purchased	(10,000)	(27,000)	23,500
(Decrease)/increase in other borrowings	-	-	15,000
Proceeds from exercise of stock options	-	-	2
Proceeds from issuance of Series A preferred stock and common stock warrant	-	51,500	-
Cash dividends paid on common stock	-	(1,714)	(5,712)
Cash dividends paid on Series A preferred stock	(644)	(1,946)	-

Net cash (used in)/provided by financing activities	(63,382)	150,855	202,477

Net Increase/(Decrease) in Cash and Cash Equivalents	132,896	(1,655)	(9,764)
Cash and Cash Equivalents at Beginning of Period	27,698	29,353	39,117

Cash and Cash Equivalents at End of Period	$160,594	$27,698	$29,353

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$30,516	$42,580	$54,564
Income taxes, net of refunds	645	700	2,352
Noncash transactions:
Foreclosed loans transferred to other real estate	(47,976)	35,089	6,934
Unrealized securities (losses)/gains, net of income taxes (benefit)/expense	(3,390)	3,235	(939)
Issuance of preferred stock from debt conversion	7,500	-	-
Conversion of debt to preferred stock	(7,500)	-	-
Employee benefit plan costs, net of income taxes	558	(65)	(2,480)
Unrealized gains/(losses) on interest rate swaps	249	51	(300)
Record postretirement benefit related to split-dollar insurance	-	-	(344)

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Note 1 – Summary of Significant Accounting Policies and Nature of Operations

Nature of Operations/Consolidation

FNB United Corp. (“FNB United”), formerly known as FNB Corp., is a bank holding company whose wholly owned subsidiary is CommunityONE Bank, National Association (“the Bank”). The Bank has three wholly owned subsidiaries, Dover Mortgage Company (“Dover”), First National Investor Services, Inc., and Premier Investment Services, Inc (inactive). Through its subsidiaries, FNB United offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers. The Bank has offices in Alamance, Alexander, Ashe, Catawba, Chatham, Gaston, Guilford, Iredell, Mecklenburg, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes counties in North Carolina. During 2010, Dover had a retail origination network based in Charlotte, North Carolina with retail offices in New Hampshire, North Carolina, South Carolina, Tennessee and Virginia. The wholesale origination network, also based in Charlotte, North Carolina, originated loans for properties located in North Carolina. See Note 26 “Subsequent Events” for discussion on changes at Dover.

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

Recognition and Presentation of Other-Than-Temporary Impairments. A new model for evaluating other-than-temporary impairment (“OTTI”) on debt securities was created. If an entity intends to sell an impaired debt security, or cannot assert it is more likely than not that it will not have to sell the security before recovery, OTTI must be taken. If the entity does not intend to sell the debt security, but the entity does not expect to, or is not more likely than not to be required to sell, then OTTI must be taken, but the amount of impairment is to be bifurcated between impairment due to credit (which is recorded through earnings) and noncredit impairment (which becomes a component of other comprehensive income (“OCI”) for both available-for-sale (“AFS”) and held-to-maturity securities (“HTM”)). For HTM securities, the amount in OCI will be amortized prospectively over the security’s remaining life. Upon adoption, a cumulative effect adjustment must be made to opening retained earnings in the period adopted that reclassifies the noncredit portion of previously taken OTTI from retained earnings to accumulated OCI. The Company is required to present annual disclosures in interim financial statements, and new disclosures are also required. The Company’s adoption required new disclosures that were included in this report on Form 10-K/A. See Note 6 for additional disclosures.

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

The Company’s policy regarding other than temporary impairment (“OTTI”) of investment securities requires continuous monitoring of those securities. The evaluation includes an assessment of both qualitative and quantitative measures to determine whether, in management’s judgment, the investment is likely to recover its original value. If the evaluation concludes that the investment is not likely to recover its original value, the unrealized loss is reported as an OTTI, and the loss is recorded as a securities transaction on the Consolidated Statement of Loss.

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

For the twelve months ended December 31, 2010 and 2009, total comprehensive loss was $(134.4) million and $(98.5) million, respectively. The deferred income tax benefit/(liability) related to the components of other comprehensive loss amounted to $1.7 million and $2.1 million, respectively, for the same periods as previously mentioned.

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

Employee Benefit Plans

The Company has a defined benefit pension plan covering substantially all full-time employees. Pension costs, which are actuarially determined using the projected unit credit method, are charged to current operations. Pension costs of $0.6 million were recognized as of December 31, 2010 and December 31, 2009. Annual funding contributions are made up to the maximum amounts allowable for Federal income tax purposes. See Note 16 “Employee Benefit Plans” for additional information on all benefit plans described below.

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

See Note 21 for additional information related to derivatives and financial instruments.

Reclassification

Certain items for 2009 and 2008 have been reclassified to conform to the 2010 presentation. Such reclassifications had no effect on net loss or shareholders’ equity as previously reported.

Note 2 – Restatement of Consolidated Financial Statements

In preparing financial information for the first quarter of 2011 the Corporation determined there were events or transactions that occurred or became known in the first quarter of 2011 that related to the valuation of impaired loans and other real estate owned (OREO) and provided additional evidence about conditions that existed as of December 31, 2010. The information related to certain of these events or transactions was available prior to the filing of the Corporation’s annual report on Form 10-K and should have been considered in determining reported amounts or valuation allowances of impaired loans and OREO. The Corporation is restating its 2010 financial statements to reflect the correction of the recorded amounts or valuation allowances for impaired loans and OREO related to:

•	$8.6 million in charge-offs in the first quarter of 2011 for impaired loans that existed at December 31, 2010 that should have had specific reserves in the December 31, 2010 allowance for loan losses.
•

$8.9 million in specific reserves for impaired loans recorded during the three-month period ended March 31, 2011 that should have been included as specific reserves in the December 31, 2010 allowance for loan losses due to updated appraisals received in the first quarter of 2011.

•	$1.4 million in write-downs of OREO in the first quarter of 2011 that should have been recorded during the year ended December 31, 2010.

The Company has corrected these errors and in consultation with the Audit Committee of the Board of Directors, determined that the amounts of the allowance for loan losses should be increased by an aggregate of $17.5 million for the year ended December 31, 2010 and that write-downs of OREO should be increased by $1.4 million for the year ended December 31, 2010. In this Annual Report on Form 10-K/A, the Company is restating its consolidated balance sheet, statement of loss, statement of shareholders’ equity and comprehensive loss, and statement of cash flows as of and for the year ended December 31, 2010.

The effects of the restatement by line item for the periods presented in this Annual Report on Form10-K/A follow:

Impact on Consolidated Balance Sheets

	December 31, 2010
(dollars in thousands)	As Previously Reported	As Restated	Effect of Change
Allowance for Loan Losses	$76,180	$93,687	$17,507
Net Loans Held for Investment	1,227,795	1,210,288	(17,507)
Other Real Estate Owned	63,627	62,226	(1,401)
Total Assets	1,921,277	1,902,369	(18,908)
Accumulated Deficit	210,187	229,095	18,908
Total Shareholders’ Equity/(Deficit)	(9,929)	(28,837)	(18,908)

Impact on Consolidated Statements of Loss

	December 31, 2010
(dollars in thousands)	As Previously Reported	As Restated	Effect of Change
Provision for Loan Losses	$115,248	$132,755	$17,507
Net Interest (Loss)/Income after Provision for Loan Losses	(63,046)	(80,553)	(17,507)
Other Real Estate Owned Expense	13,131	14,532	1,401
Loss Before Income Taxes	111,660	130,568	18,908
Income Tax Expense/(Benefit)	1,259	1,259	-
Net Loss	112,919	131,827	18,908
Net Loss to Common Shareholders	116,213	135,121	18,908

Net Loss Per Common Share:
Basic	$(10.17)	$(11.83)	$(1.66)
Diluted	$(10.17)	$(11.83)	$(1.66)

Impact on Consolidated Statements of Shareholders’ Equity and Comprehensive Loss

	December 31, 2010
(dollars in thousands)	As Previously Reported	As Restated	Effect of Change
Net Loss	$112,919	$131,827	$18,908
Total Comprehensive Loss	$(115,502)	$(134,410)	$(18,908)
Total Accumulated Deficit	210,187	229,095	18,908
Total Shareholders’ Equity/(Deficit)	(9,929)	(28,837)	(18,908)

Impact on Consolidated Statements of Cash Flows

	December 31, 2010
(dollars in thousands)	As Previously Reported	As Restated	Effect of Change
Operating Activities:
Net Loss	$112,919	$131,827	$18,908
Provision for Loan Losses	115,248	132,755	17,507
Net Loss on Other Real Estate Owned	8,538	9,939	1,401

Note 3 – Regulatory Matters

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

The minimum capital requirements to be characterized as “well-capitalized” and “adequately capitalized,” as defined by regulatory guidelines, the capital requirements pursuant to the Order, and the Company’s actual capital ratios on a consolidated and Bank-only basis were as follows as of December 31, 2010:

Minimum Regulatory Requirement
	Consolidated	Bank	Adequately Capitalized	Well- Capitalized	Pursuant to Order

Total risk-based capital ratio	(2.56) %	2.36%	8.00%	10.00%	12.00%

Tier 1 risk-based capital ratio	(2.56) %	1.18%	4.00%	6.00%	9.00%

Leverage capital ratio	(1.86) %	0.86%	4.00%	5.00%	9.00%

As of December 31, 2010, the Company was designated “significantly undercapitalized” for total risk-based capital, Tier 1 risk-based capital and leverage capital under regulatory guidelines.

Note 4 – Going Concern Considerations and Management’s Plans and Intentions

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

The effects of the current economic environment are being felt across many industries, with financial services and real estate being particularly hard-hit, and have been particularly severe during the last 24 months. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, including residential construction and development loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets has increased substantially during 2009 and 2010. For the years ended December 31, 2010 and 2009, the Bank recorded provisions of $132.8 million and $61.7 million, respectively, to increase the allowance for loan losses to a level that, in management’s best judgment, adequately reflected the increased risk inherent in the loan portfolio as of the respective year-ends.

FNB United and the Bank operate in a highly regulated industry and must plan for the liquidity needs of each entity separately. A variety of sources of liquidity are available to the Bank to meet its short-term and long-term funding needs. Although a number of these sources are limited following execution of the Order with the OCC discussed in Note 3 above, management has prepared forecasts of the Bank’s sources of funds and projected uses of funds for a three-year period in an effort to ensure that the sources available are sufficient to meet the Bank’s projected liquidity needs.

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

Balance Sheet Reduction – Management currently is implementing strategies to improve capital ratios through the reduction of assets and off-balance sheet commitments. At December 31, 2010, risk-weighted assets had been reduced by $332.1 million since December 31, 2009. Reductions occurred primarily in reductions in the commercial loan portfolio. Management expects future reductions in risk-weighted assets to be moderate and occur primarily in the loan portfolio. To offset the majority of asset reductions, liabilities declined primarily through reductions in deposits by $25.7 million. Because asset reductions exceeded liability reductions in the twelve months ending December 31, 2010, cash balances increased by $132.9 million. Future liability reductions are expected to occur primarily in deposits, primarily public unit deposits and high-rate NOW accounts and certificates of deposits.

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

Stimulus Loan Program – The Bank implemented in 2009 a stimulus loan program to facilitate the sale of residential real estate held as collateral for some of the Bank’s nonperforming and performing loans and certain Bank-owned properties. The purpose of the program is to reduce the Bank’s credit concentrations and nonperforming assets by providing attractive terms that both fill the mortgage lending void created by the ongoing recession and incent potential buyers to purchase real estate. The Bank offered a reduced interest rate to qualified new borrowers to encourage them to purchase properties in this program. New borrowers are qualified according to the Bank’s normal consumer and mortgage underwriting standards. The Bank records these loans at fair value at time of issue. Existing unimpaired development loans that become part of the program are considered impaired upon inclusion in the stimulus loan program. The Bank discontinued the program in the first quarter of 2011. The Bank currently has $41.1 million in loans under the stimulus loan program, and has recognized an initial fair value adjustment of $172,200. As of December 31, 2010, the fair value adjustment was reduced to $114,100 due to the accretion of the adjustment to interest income. The fair value adjustment is recorded as a reduction of the outstanding loan balance on the balance sheet and accreted into interest income over the contractual life of the loan.

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

Note 5 – Intangible Assets

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

Note 6 – Investment Securities

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

Note 7 – Loans

Loans are stated at the principal amounts outstanding adjusted for purchase premiums/discounts, deferred net loan fees and costs, and unearned income.

The following summary sets forth the major categories of loans:

(dollars in thousands)	2011	2009

Loans held for sale	$37,079	$58,219

Loans held for investment:
Commercial and agricultural	$93,747	$194,134
Real estate - construction	276,976	394,427
Real estate - mortgage:
1-4 family residential	388,859	398,134
Commercial and other	494,861	529,822
Consumer	49,532	46,504

Gross loans held for investment	1,303,975	1,563,021
Less: allowance for loan losses	(93,687)	(49,461)

Loans held for investment, net of allowance	$1,210,288	$1,513,560

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

The Bank implemented in 2009 a stimulus loan program to facilitate the sale of residential real estate held as collateral for some of the Bank’s nonperforming and performing loans and certain Bank-owned properties. The purpose of the program is to reduce the Bank’s credit concentrations and nonperforming assets by providing attractive terms that both fill the mortgage lending void created by the ongoing recession and incent potential buyers to purchase real estate. The Bank offered a reduced interest rate to qualified new borrowers to encourage them to purchase properties in this program. New borrowers are qualified according to the Bank’s normal consumer and mortgage underwriting standards. The Bank records these loans at fair value at time of issue. Existing unimpaired development loans that become part of the program are considered impaired upon inclusion in the stimulus loan program. The Bank discontinued the program in the first quarter of 2011. The Bank currently has $41.1 million in loans under the stimulus loan program, and has recognized an initial fair value adjustment of $172,200. As of December 31, 2010, the fair value adjustment was reduced to $114,100 due to the accretion of the adjustment to interest income. The fair value adjustment is recorded as a reduction of the outstanding loan balance on the balance sheet and accreted into interest income over the contractual life of the loan.

At December 31, 2010 and December 31, 2009, the Bank had certain impaired loans of $325.1 million and $167.5 million, respectively, which were on nonaccruing interest status.

The following is a summary of nonperforming assets for the periods ended as presented.

(dollars in thousands)	December 31, 2010	December 31, 2009
Loans on nonaccrual status	$325,068	$167,506
Loans more than 90 days delinquent, still on accrual	4,818	6,908
Real estate owned/repossessed assets	62,364	35,238

Total Nonperforming Assets	$392,250	$209,652

The following table summarizes information relative to impaired loans at the dates and for the periods indicated.

(dollars in thousands)	December 31, 2010		December 31, 2009

	Balance	Associated Reserves	Balance	Associated Reserves

Impaired loans, not individually reviewed for impairment	$717	$-	$5,660	$38
Impaired loans, individually reviewed, with no impairment	132,435	-	84,928	-
Impaired loans, individually reviewed, with impairment	208,040	70,888	98,010	28,868

Total impaired loans *	$341,192	$70,888	$188,598	$28,906

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

The average carrying value of impaired loans was $355.1 million in 2010 and $147.2 million in 2009. Interest income recognized on impaired loans, exclusive of nonaccrual loans, amounted to approximately $0.3 million in 2010, $1.7 million in 2009 and $1.3 million in 2008.

Loans with outstanding balances of $47.6 million in 2010 and $34.7 million in 2009 were transferred from loans to other real estate acquired through foreclosure. Other real estate acquired through loan foreclosures amounted to $62.3 million at December 31, 2010 and $35.2 million at December 31, 2009.

Loans held for investment are primarily made in the region of North Carolina that includes Alamance, Alexander, Ashe, Catawba, Chatham, Gaston, Guilford, Iredell, Mecklenburg, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes counties. The real estate loan portfolio can be affected by the condition of the local real estate markets.

Note 8 – Allowance for Loan Losses

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

Changes in the allowance for loan losses for the years ended December 31 were as follows:

(dollars in thousands)	2010	2009	2008
Balance at beginning of year	$49,461	$34,720	$17,381
Provision for losses charged to operations	132,755	61,741	27,759
Loans charged off	(91,250)	(49,385)	(12,425)
Recoveries on loans previously charged off	2,721	2,385	2,005

Balance at end of year	$93,687	$49,461	$34,720

The allowance for loan losses, as a percentage of loans held for investment, amounted to 7.18% at December 31, 2010 compared to 3.16% at December 31, 2009.

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

Loans categorized as Special Mention are considered Criticized. Loans categorized as Substandard or Doubtful are considered Classified.

The following table presents loan and lease balances by credit quality indicator as of December 31, 2010:

(dollars in thousands)	Nonclassified/ Pass (Ratings 1-5)	Special Mention (Rating 6)	Substandard (Rating 7)	Doubtful (Rating 8)	Total
Commercial and agricultural	$71,325	$6,375	$10,882	$5,165	$93,747
Real estate - construction	76,317	46,596	111,365	42,698	276,976
Real estate - mortgage:
1-4 family residential	324,369	18,398	34,662	11,430	388,859
Commercial	283,557	59,439	84,666	67,199	494,861
Consumer	48,620	-	609	303	49,532

Total	$804,188	$130,808	$242,184	$126,795	$1,303,975

The following table presents ALLL activity by portfolio segment for the year ended December 31, 2010:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agriculture	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance at January 1, 2010	$3,543	$23,932	$8,311	$12,729	$946	$49,461
Charge-offs	(9,832)	(53,374)	(9,060)	(15,418)	(3,566)	(91,250)
Recoveries	585	52	178	271	1,635	2,721
Provision	16,848	76,182	8,313	29,269	2,143	132,755

Ending balance at December 31, 2010	$11,144	$46,792	$7,742	$26,851	$1,158	$93,687

Portion of ending balance:
Individually evaluated for impairment	$7,451	$35,280	$5,448	$22,709	$-	$70,888
Collectively evaluated for impairment	3,693	11,512	2,294	4,142	1,158	22,799

Total ALLL evaluated for impairment	$11,144	$46,792	$7,742	$26,851	$1,158	$93,687

Loans held for investment:
Ending balance at December 31, 2010	$93,747	$276,976	$388,859	$494,861	$49,532	$1,303,975

Portion of ending balance:
Individually evaluated for impairment	$14,176	$152,465	$41,109	$132,537	$188	$340,475
Collectively evaluated for impairment	79,571	124,511	347,750	362,324	49,344	963,500

Total loans evaluated for impairment	$93,747	$276,976	$388,859	$494,861	$49,532	$1,303,975

The following table presents loans and leases on nonaccrual status by loan class at December 31, 2010:

(dollars in thousands)

Commercial and agricultural	$13,274
Real estate - construction	144,605
Real estate - mortgage:
1-4 family residential	34,994
Commercial	131,866
Consumer	329

Total	$325,068

The following table presents an aging analysis of loans and leases as of December 31, 2010:

							90 or More Days Past Due and Accruing
(dollars in thousands)	Past Due
	30-59 Days	60-89 Days	90 or More Days	Total	Current	Total Loans
Commercial and agricultural	$1,610	$3,622	$5,186	$10,418	$83,329	$93,747	$48
Real estate - construction	21,687	10,532	98,099	130,318	146,658	276,976	212
Real estate - mortgage:
1-4 family residential	11,199	7,016	22,505	40,720	348,139	388,859	4,167
Commercial	9,798	12,430	74,271	96,499	398,362	494,861	380
Consumer	199	44	160	403	49,129	49,532	11

Total	$44,493	$33,644	$200,221	$278,358	$1,025,617	$1,303,975	$4,818

The following table presents impaired loan information as of December 31, 2010:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

With no related allowance recorded:
Commercial and agricultural	$4,530	$6,108	$-	$5,970
Real estate - construction	56,638	73,579	-	74,440
Real estate - mortgage:
1-4 family residential	26,737	29,173	-	29,720
Commercial	45,042	52,565	-	54,674
Consumer	205	207	-	192

With an allowance recorded:
Commercial and agricultural	$9,707	$11,054	$7,451	$8,228
Real estate - construction	95,890	112,858	35,281	86,329
Real estate - mortgage:
1-4 family residential	14,727	15,855	5,448	11,563
Commercial	87,716	96,436	22,708	84,015
Consumer	-	-	-	-

Total:
Commercial and agricultural	$14,237	$17,162	$7,451	$14,198
Real estate - construction	152,528	186,437	35,281	160,769
Real estate - mortgage:
1-4 family residential	41,464	45,028	5,448	41,283
Commercial	132,758	149,001	22,708	138,689
Consumer	205	207	-	192

Interest income recognized after the above loans became impaired was immaterial as of December 31, 2010.

Note 9 – Premises and Equipment

Premises and equipment at December 31 is summarized as follows:

(dollars in thousands)	December 31, 2010	December 31, 2009
Land	$11,675	$11,675
Building and improvements	37,572	37,476
Furniture and equipment	31,342	31,247
Leasehold improvements	1,655	1,655

Premises and equipment, gross	82,244	82,053
Accumulated depreciation and amortization	(37,146)	(33,938)

Premises and equipment, net	$45,098	$48,115

Depreciation and amortization expense totaled $3.7 million, $3.7 million, and $3.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 10 – Other Real Estate Owned and Property Acquired in Settlement of Loans

The following table summarizes real estate acquired in settlement of loans and personal property acquired in settlement of loans, the latter of which is included within the other assets financial statement line item on the Consolidated Balance Sheet at the dates indicated.

(dollars in thousands)	December 31, 2010	December 31, 2009
Real estate acquired in settlement of loans	$62,226	$35,170
Personal property acquired in settlement of loans	138	68

Total property acquired in settlement of loans	$62,364	$35,238

The following table summarizes the changes in real estate acquired in settlement of loans at the dates and for the periods indicated.

(dollars in thousands)	For Years Ended December 31,
	2010	2009
Real estate acquired in settlement of loans, beginning of period	$35,170	$6,806
Plus: New real estate acquired in settlement of loans	47,976	35,089
Less: Sales of real estate acquired in settlement of loans	(10,981)	(4,954)
Less: Write-downs and net loss on sales charged to expense	(9,939)	(1,771)

Real estate acquired in settlement of loans, end of period	$62,226	$35,170

During 2010, the Bank received proceeds of $11.0 million in total sales of property acquired in settlement of loans. This compares to prior year sales for the same period in the amount of $5.0 million. At December 31, 2010, four assets with a net carrying amount of $840,000 were under contract for sale and are expected to close in the first quarter of 2011.

Note 11 – Other Assets and Other Liabilities

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

Note 12 – Commitments

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

Note 13 – Income Taxes

The components of income tax expense for the years ended December 31 are as follows:

	000000	000000	000000
(dollars in thousands)	2010	2009	2008

Current:
Federal	$65	$(6,067)	$1,695
State	-	32	243

Total current taxes	65	(6,035)	1,938

Deferred
Federal	(43,326)	(9,366)	(4,160)
State	(8,870)	(2,952)	(896)

Total deferred taxes	(52,196)	(12,318)	(5,056)

Increase in valuation allowance	53,390	22,345	-

Total income taxes	$1,259	$3,992	$(3,118)

A reconciliation of income tax expense computed at the statutory federal income tax rate to actual income tax expense is presented in the following table as of December 31:

	000000	000000	000000
(dollars in thousands)
	2010	2009	2008
Amount of tax computed using Federal statutory tax rate of 35% in 2010, 2009 and 2008	$(45,698)	$(34,196)	$(22,024)
Increases/(decreases) resulting from effects of:
Non-taxable income	(481)	(648)	(740)
State income taxes, net of federal benefit	(5,766)	(1,927)	(425)
Goodwill impairment	-	18,338	20,230
Valuation allowance on deferred tax assets	53,390	22,345	-
Other	(186)	80	(159)

Total income tax (benefit)/expense	$1,259	$3,992	$(3,118)

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

The components of deferred tax assets and liabilities and the tax effect of each are as follows:

(dollars in thousands)	December 31, 2010	December 31, 2009

Deferred tax assets:
Allowance for loan losses	$37,388	$19,833
Net operating loss	36,902	7,316
Compensation and benefit plans	2,102	2,192
Fair value basis of loans	-	356
Pension and other post-retirement benefits	1,451	1,878
Interest rate swap	-	134
Other real estate owned	3,815	-
Net unrealized securities losses	343	-
Other	701	877

Subtotal deferred tax assets	82,702	32,586
Less: Valuation allowance	(75,735)	(22,345)

Total deferred tax assets	6,967	10,241

Deferred tax liabilities:
Core deposit intangible	1,648	1,962
Mortgage servicing rights	931	1,918
Depreciable basis of premises and equipment	1,251	1,490
Net deferred loan fees and costs	898	969
Net unrealized securities gains	-	1,869
SAB 109 valuation	265	512
Other	1,049	1,074

Total deferred tax liabilities	6,042	9,794

Net deferred tax assets	$925	$447

Changes in net deferred tax asset were as follows:

(dollars in thousands)	December 31, 2010	December 31, 2009
Balance at beginning of year	$447	$12,597
Income tax effect from change in unrealized gains on available-for-sale securities	2,212	(2,299)
Employee benefit plan	(427)	43
Deferred income tax benefit on continuing operations	52,083	12,451
Valuation allowance on deferred tax assets	(53,390)	(22,345)

Balance at end of period	$925	$447

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

Note 14 – Deposits

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

Note 15 – Short-Term Borrowings and Long-Term Debt

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

At December 31, 2010, the scheduled maturities of FHLB advances payable over the next five years and thereafter, certain of which are callable at the option of the FHLB before scheduled maturity, are as follows:

(dollars in thousands)

Year ending December 31,

2011	$25,000
2012	15,000
2013	20,320
2014	15,304
2015	18,452
2016 and thereafter	50,409

Total FHLB advances	$144,485

Long-term debt at December 31, 2010 and 2009 consisted of the following advances from the FHLB:

(dollars in thousands)
		December 31,
Maturity	Interest Rate	2010	2009
August 23, 2011	0.2700%	$25,000	$-
September 4, 2012	3.2600%	15,000	15,000
January 7, 2013	3.9000%	10,000	10,000
January 7, 2013	2.3250%	224	-
March 4, 2013	3.4275%	10,000	10,000
March 4, 2013	1.7484%	96	(50)
March 17, 2014	2.9850%	10,000	10,000
March 17, 2014	0.8919%	304	(63)
December 29, 2014	3.3125%	5,000	5,000
January 22, 2015	3.7810%	15,000	15,000
January 22, 2015	1.3184%	452	(167)
September 8, 2015	3.7100%	3,000	3,000
March 19, 2018	2.8100%	10,000	10,000
July 16, 2018	2.4300%	20,000	20,000
July 18, 2018	2.3300%	20,000	20,000
August 27, 2018	6.1500%	409	445
Advances repaid in 2010	-	-	48,000

		$144,485	$166,165

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

The remaining $7.5 million of subordinated debt owed by the Bank to SunTrust was ratified and confirmed but the interest rate was changed from LIBOR plus 3.5% to a fixed rate of 8.0% per annum, commencing January 1, 2011. Immediately prior to the conversion, the Bank paid the interest accrued and unpaid to December 30, 2010 on the subordinated debt. See Note 26 “Subsequent Events” for further discussion of the SunTrust agreement.

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

Information concerning the Junior Subordinated Debentures at December 31, 2010 and 2009 is as follows:

(dollars in thousands)		Commencement
	Stated	of Early	Principal Amount
	Maturity	Redemption	As of December 31,
Issuer	Date	Period	2010	2009	Interest Rate

FNB Trust I	12/15/35	12/15/10	$20,619	$20,619	3 month LIBOR + 1.37% = 1.671560% at 12/31/10

FNB Trust II	06/30/36	06/30/11	30,928	30,928	3 month LIBOR + 1.32% = 1.622810% at 12/31/10

Catawba Trust II	12/30/32	12/30/07	5,155	5,155	3 month LIBOR + 3.35% = 3.652810% at 12/31/10

Total Junior Subordinated Debentures			$56,702	$56,702

Note 16 – Employee Benefit Plans

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

The equity securities measured at fair value consist primarily of stock mutual funds (Level 1 inputs) and common and collective trust funds (Level 2 inputs). Debt securities include corporate bonds and bond mutual funds (Level 1 inputs), U.S. government and agency securities and obligations of state and political subdivisions (Level 2 inputs). Other investments consist of cash, money market deposits and certificates of deposit (Level 2 inputs). For further information regarding levels of input used to measure fair value, refer to Note 22.

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

Note 17 – FNB United Corp. (Parent Company)

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

(dollars in thousands)

Condensed Balance Sheets
		2010	2009
Assets:
Cash		$180	$4,106
Investment in wholly-owned subsidiary, the Bank		24,755	149,421
Other assets		3,361	2,157

Total Assets		$28,296	$155,684

Liabilities and shareholders’ equity:
Accrued liabilities		$431	$623
Borrowed funds		56,702	56,702
Shareholders’ equity		(28,837)	98,359

Total Shareholders’ Equity and Liabilities		$28,296	$155,684

Condensed Statements of Income
	2010	2009	2008
Dividends from subsidiary	$-	$1,200	$9,525
Noninterest income	33	42	86
Interest expense	(1,521)	(1,741)	(2,903)
Noninterest expense	(343)	(406)	(160)

Income before tax (benefit)/expense	(1,831)	(905)	6,548
Income tax benefit	-	(744)	(1,049)

(Loss)/income before equity in undistributed net income of subsidiary	(1,831)	(161)	7,597
Equity in undistributed net (loss)/income of subsidiary	(129,996)	(101,535)	(67,406)

Net loss	(131,827)	(101,696)	(59,809)
Preferred stock dividends	(3,294)	(2,871)	-

Net Loss to Common Shareholders	$(135,121)	$(104,567)	$(59,809)

Condensed Statements of Cash Flows
	2010	2009	2008
Cash flows from operating activities
Net (loss)/income	$(131,827)	$(101,696)	$(59,809)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net loss/(income) of subsidiary	129,996	101,535	67,406
Other, net	(451)	215	(1,236)

Net cash (used)in/provided by operating activities	(2,282)	54	6,361

Cash flows from investing activities
Downstream cash investment in subsidiary	(1,000)	-	-

Net cash (used in) investing activities	(1,000)	-	-

Cash flows from financing activities
Increase in borrowed funds	-	4,000	-
Common stock issued	-	-	2
Cash dividends paid	(644)	(3,660)	(5,712)

Net cash provided by (used in) financing activities	(644)	340	(5,710)

Net (decrease)/increase in cash	(3,926)	394	651
Cash at beginning of period	4,106	3,712	3,061

Cash at end of period	$180	$4,106	$3,712

Note 18 – Regulatory Matters

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

As of December 31, 2010, the Bank was designated “significantly undercapitalized” under the prompt corrective action provisions established by the Federal Deposit Insurance Corporation Improvement Act. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the accompanying table.

			Minimum Regulatory Requirement
			To Be Well Capitalized
(dollars in thousands)	Actual		For Capital Adequacy Purposes		Under Prompt Corrective Action Provisions			Pursuant to Order
	Amount	Ratio	Amount	Ratio	Amount		Ratio	Ratio
December 31, 2010
Total Capital (to Risk Weighted Assets)
Consolidated	$(36,818)	(2.56) %	$114,884	>8.00%	$	N/A
Bank	33,812	2.36	114,608	>8.00		143,260	>10.00%	12.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	(36,818)	(2.56)	57,442	>4.00		N/A
Bank	16,906	1.18	57,304	>4.00		85,956	>6.00%	9.00%
Tier 1 Capital (to Average Assets)
Consolidated	(36,818)	(1.86)	78,992	>4.00		N/A
Bank	16,906	0.86	78,951	>4.00		98,688	>5.00%	9.00%
December 31, 2009
Total Capital (to Risk Weighted Assets)
Consolidated	$181,990	10.30%	$141,452	>8.00%	$	N/A
Bank	178,023	10.10	141,265	>8.00		176,582	>10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	121,207	6.90	70,726	>4.00		N/A
Bank	140,604	8.00	70,633	>4.00		105,949	>6.00%
Tier 1 Capital (to Average Assets)
Consolidated	121,207	5.70	85,283	>4.00		N/A
Bank	140,604	6.60	85,164	>4.00		106,455	>5.00%

Certain regulatory requirements restrict the lending of funds by the Bank to FNB United and the amount of dividends which can be paid to FNB United. Since 2009, these regulatory requirements have prohibited the Bank from declaring dividends payable to FNB United without the approval of the OCC. The Order, described in Note 3 “Regulatory Matters” further prohibits the Bank from paying dividends or making distributions to FNB United.

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

Note 19 – Shareholders’ Equity

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

A reconciliation of the denominators of the basic and diluted EPS computations is as follows:

	For the year ended December 31,
	2010	2009	2008

Basic:

Net loss to common shareholders	$(135,121,000)	$(104,567,000)	$(59,809,000)

Weighted average shares outstanding	11,423,967	11,416,977	11,407,616

Net loss per share, basic	$(11.83)	$(9.16)	$(5.24)

Diluted:

Net loss to common shareholders	$(135,121,000)	$(104,567,000)	$(59,809,000)

Weighted average shares outstanding	11,423,967	11,416,977	11,407,616

Effect of dilutive equity-based awards	-	-	-

Weighted average shares outstanding and dilutive potential shares outstanding	11,423,967	11,416,977	11,407,616

Net loss per share, diluted	$(11.83)	$(9.16)	$(5.24)

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

Note 20 – Off-Balance Sheet Arrangements

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

Note 21 – Derivatives and Financial Instruments

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

The table below provides data about the carrying values of derivative instruments:

	As of December 31, 2010			As of December 31, 2009
(dollars in thousands)	Assets	(Liabilities)		Assets	(Liabilities)
	Carrying Value	Carrying Value	Derivative Net Carrying Value	Carrying Value	Carrying Value	Derivative Net Carrying Value
Derivatives designated as hedging instruments:
Interest rate swap contracts - trust preferred (1)	$-	$-	$-	$-	$(383)	$(383)
Interest rate swap contracts - FHLB advances (2)	1,415	-	1,415	280	-	280
Derivatives not designated as hedging instruments:
Mortgage loan rate lock commitments (1)	$-	$(55)	$(55)	$-	$(83)	$(83)
Mortgage loan forward sales and MBS (3)	44	-	44	251	-	251

(1) Included in “Other liabilities” on the Company’s consolidated balance sheets.

(2) Included in “Other Assets” on the Company’s consolidated balance sheets.

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

Note 22 – Fair Value of Assets and Liabilities

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

December 31, 2010

(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Impaired loans	$137,152	$-	$70,827	$66,325
Other real estate owned	19,173	-	7,948	11,225

Total assets at fair value	$156,325	$-	$78,775	$77,550

December 31, 2009

(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Impaired loans	$69,142	$-	$8,297	$60,845
Other real estate owned	2,836	-	278	2,558

Total assets at fair value	$71,978	$-	$8,575	$63,403

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

Financial instruments with off-balance sheet risk. The fair value of financial instruments with off-balance sheet risk is considered to approximate carrying value, since the large majority of these future financing commitments would result in loans that have variable rates and/or relatively short terms to maturity. For other commitments, generally of a short-term nature, the carrying value is considered to be a reasonable estimate of fair value. The various financial instruments were disclosed in Note 20.

The estimated fair values of financial instruments at December 31 are as follows:

(dollars in thousands)	As of December 31, 2010		As of December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$160,594	$160,594	$27,698	$27,698
Investment securities:
Available-for-sale	305,331	305,331	237,630	237,630
Held-to-maturity	-	-	88,559	91,521
Loans held for sale	37,079	37,079	58,219	58,219
Loans, net	1,210,288	1,160,163	1,513,560	1,442,115
Accrued interest receivable	5,747	5,747	8,071	8,071
Bank-owned life insurance	31,968	31,968	30,883	30,883

Financial Liabilities
Deposits	$1,696,390	$1,682,704	$1,722,128	$1,687,945
Retail repurchase agreements	9,628	9,628	13,592	13,592
Federal Home Loan Bank advances	144,485	150,466	166,165	171,529
Federal funds purchased	-	-	10,000	10,000
Subordinated debt	7,500	7,500	15,000	15,000
Junior subordinated debentures	56,702	41,681	56,702	43,257
Accrued interest payable	2,592	2,592	2,581	2,581

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

Note 23 – FDIC Insurance Assessment

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

Note 24 – Common Dividends

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

Note 25 – Change in Executive Officer

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

Note 26 – Subsequent Events

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Corporation’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of management’s evaluation of the Corporation’s internal control over financial reporting, management identified a material weakness related to the timely recognition and measurement of impairment of other real estate owned. The Corporation’s process to review appraisals, determine any adjustments to the valuation of other real estate owned and communicate such adjustments to those preparing financial statements was not effective to ensure timely and accurate valuation of other real estate owned. Based on this assessment, management concluded that as of December 31, 2010 the Corporation’s internal control over financial reporting was not effective. As result of the identification of matters that caused the restatement described in Note 2 of the Notes to Consolidated Financial Statements, management identified a second material weakness related to the identification and recognition of subsequent events affecting the valuation of other real estate owned and impaired loans. The Corporation’s process to review events or transactions that occurred or became known subsequent to year-end but prior to the filing of the Corporation’s Annual Report on Form 10-K was not effective to ensure timely and accurate valuation of other real estate owned and impaired loans. Because of these material weaknesses, management has concluded that the Corporation did not maintain effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the COSO.

As a result of this amended report of management on internal control over financial reporting, the Corporation’s registered public accounting firm that audited the Corporation’s consolidated financial statements included in this annual report has issued an updated attestation report on the effectiveness of the Corporation’s internal control over financial reporting.

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

(a)(3)   Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.10	Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed March 16, 1985.

3.11	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 10, 1988, incorporated herein by reference to Exhibit 19.10 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988.

3.12	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 12, 1998, incorporated herein by reference to Exhibit 3.12 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

3.13	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 23, 2003, incorporated herein by reference to Exhibit 3.13 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2003.

3.14	Articles of Amendment to Articles of Incorporation of the Registrant, adopted March 15, 2006, incorporated herein by reference to Exhibit 3.14 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2006.

3.15	Articles of Merger, setting forth amendment to Articles of Incorporation of the Registrant, effective April 28, 2006, incorporated herein by reference to Exhibit 3.15 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2006.

3.16	Articles of Amendment to Articles of Incorporation, adopted January 23, 2009, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed January 23, 2009.

3.17	Articles of Amendment to Articles of Incorporation, adopted February 11, 2009, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed February 13, 2009.

3.20	Amended and Restated Bylaws of the Registrant, adopted February 11, 2009, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 8-K Current Report filed February 13, 2009.

4.10	Specimen of Registrant’s Common Stock Certificate, incorporated herein by reference to Exhibit 4 to Amendment No. 1 to the Registrant’s Form S-14 Registration Statement (No. 2-96498) filed April 19, 1985.

4.11	Specimen of Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, Stock Certificate, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report filed February 13, 2009.

4.20	Indenture dated as of November 4, 2005, between FNB Corp. and U.S. Bank, National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8- K Current Report filed November 8, 2005.

4.21	Amended and Restated Declaration of Trust of FNB United Statutory Trust I dated as of November 4, 2005, among FNB Corp., as sponsor, U.S. Bank, National Association, as institutional trustee, and Michael C. Miller and Jerry A. Little, as administrators, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report dated November 4, 2005.

4.30	Amended and Restated Declaration of Trust of FNB United Statutory Trust I dated as of November 4, 2005, among FNB Corp., as sponsor, U.S. Bank, National Association, as institutional trustee, and Michael C. Miller and Jerry A. Little, as administrators, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report filed November 8, 2005.

4.31	Amended and Restated Trust Agreement of FNB United Statutory Trust II dated as of April 27, 2006, among FNB Corp., as sponsor, Wilmington Trust Company, as institutional trustee, and Michael C. Miller and Jerry A. Little, as administrators, incorporated herein by reference to

Exhibit 4.2 to the Registrant’s Form 8-K Current Report dated April 27, 2006 and filed April 28, 2006.

4.40	Warrant to purchase up to 2,207,143 shares of Common Stock used to the United States Department of the Treasury, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report filed February 13, 2009.

10.10*	Stock Compensation Plan as amended effective May 12, 1998, incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1998.

10.11*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.12*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.13*	FNB United Corp. 2003 Stock Incentive Plan, as amended and restated as of December 31, 2008, incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2008.

10.14*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

10.15*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003.

10.16*	Form of Restricted Stock Agreement between FNB United Corp. and certain of its key employees and non-employee directors, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.26 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2006.

10.20*	Amended and Restated Employment Agreement dated as of December 31, 2008 among FNB United Corp., CommunityONE Bank, National Association and Michael C. Miller, incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2008.

10.21*	Carolina Fincorp, Inc. Stock Option Plan (assumed by the Registrant on April 10, 2000), incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-54702).

10.22*	Amended and Restated Employment Agreement dated as of December 31, 2008 between CommunityONE Bank, National Association and R. Larry Campbell, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2008.

10.23*	Nonqualified Supplemental Retirement Plan with R. Larry Campbell, incorporated herein by reference to Exhibit 10(c) to the Annual Report on Form 10-KSB of Carolina Fincorp, Inc. for the fiscal year ended June 30, 1997.

10.24*	Amendment to Executive Income Deferred Compensation Agreement dated as of December 31, 2008 between CommunityONE Bank, National Association and R. Larry Campbell, incorporated herein by reference to Exhibit 10.34 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2008.

10.25*	Amended and Restated Change of Control Agreement dated as of December 31, 2008 among FNB United Corp., CommunityONE Bank, National Association, and R. Mark Hensley, incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2008.

10.26*	Amended and Restated Change of Control Agreement dated as of December 31, 2008 among FNB United Corp., CommunityONE Bank, National Association, and Mark A. Severson, incorporated herein by reference to Exhibit 10.36 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2008.

10.27*	Form of Change of Control Agreement among FNB United Corp., CommunityONE Bank, National Association and certain key officers and employees, incorporated herein by reference to Exhibit 10.37 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2008.

10.28*	Form of Letter Agreement between FNB United Corp. and senior executive officers incorporated herein by reference to the Registrant’s Form 8-K Current Report dated and filed December 1, 2009.

10.30	Guarantee Agreement dated as of November 4, 2005, by FNB Corp. for the benefit of the holders of trust preferred securities, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated November 4, 2005 and filed November 5, 2005.

10.31	Guarantee Agreement dated as of April 27, 2006 between FNB Corp. and Wilmington Trust Company, as guarantee trustee, for the benefit of the holders of trust preferred securities, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated April 27, 2006 and filed April 28, 2006.

10.32	Subordinated Debt Loan Agreement dated as of June 30, 2008, between CommunityONE Bank, National Association and SunTrust Bank, incorporated herein by reference to Exhibit 10.43 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2008.

10.33	Conversion Agreement, dated as of December 30, 2010, among SunTrust Bank, CommunityONE Bank, National Association, and, for purposes of Sections 9 and 10 only, FNB United Corp., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated December 30, 2010 and filed January 4, 2011.

10.34	Conversion Agreement, dated as of February 28, 2011, among SunTrust Bank, CommunityONE Bank, National Association, and, for purposes of Sections 9 and 10 only, FNB United Corp., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated February 28, 2011 and filed March 3, 2011.

10.40	Letter Agreement between the Registrant and the United States Department of the Treasury, dated February 13, 2009, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed February 13, 2009.

10.41	Written agreement, effective October 21, 2010, between FNB United Corp. and the Federal Reserve Bank of Richmond, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated October 21, 2010 and filed October 26, 2010.

10.42	Consent Order issued by the Comptroller of the Currency in the matter of CommunityONE Bank, National Association, and related Stipulation and Consent to the Issuance of a Consent Order, between the Comptroller of the Currency and Community ONE Bank, National Association, each effective July 22, 2010, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated July 22, 2010 and filed on July 28, 2010.

14	Code of Ethics for Senior Financial Officers, incorporated herein by reference to Exhibit 14 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003.

21	Subsidiaries of the Registrant.

23.10	Consent of Independent Registered Public Accounting Firm – Dixon Hughes Goodman LLP

31.10	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.11	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.10	Certification of Principal Executive Officer Pursuant to Section 111 of the Emergency Economic Stabilization Act of 2008, as amended.

99.11	Certification of Principal Financial Officer Pursuant to Section 111 of the Emergency Economic Stabilization Act of 2008, as amended.

* Management contract, or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 23, 2011.

FNB United Corp.
(Registrant)

By:	/s/ R. LARRY CAMPBELL
R. Larry Campbell
Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of May 23, 2011.

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