Form 10-Q
period 2011-03-31
FNB United Corp.
filed 2011-05-23
CIK 764811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011	Commission File Number 0-13823

FNB UNITED CORP.

(Exact name of Registrant as specified in its Charter)

North Carolina	56-1456589
(State of Incorporation)	(I.R.S. Employer Identification No.)

150 South Fayetteville Street
Asheboro, North Carolina	27203
(Address of principal executive offices)	(Zip Code)

(336) 626-8300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of May 23, 2011 (the most recent practicable date), the Registrant had outstanding 11,424,390 shares of Common Stock.

FNB United Corp. and Subsidiary

Report on Form 10-Q

March 31, 2011

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this quarterly report on Form 10-Q, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are not historical facts are “forward-looking statements.” These statements are based on management’s current views and assumptions about future events or future financial performance and involve risks and uncertainties that could significantly affect expected results. Forward-looking statements are not guarantees of performance or results and can be identified by the use of forward-looking terminology, such as “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions. Factors that may cause actual results to differ materially from those contemplated by forward-looking statements include, among others, the following: the effects of future economic conditions, including inflation or a decrease in residential housing values; governmental monetary and fiscal policies, as well as legislative and regulatory changes; our ability to maintain required capital levels and adequate sources of funding and liquidity; the risks of changes in interest rates; changes in the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities; credit risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with competitors offering banking products and services by mail, telephone and the Internet; our ability to receive dividends from our subsidiary; the effects of critical accounting policies and judgments; regulatory actions and developments, including the potential impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act; fluctuations in our stock price; the effect of any mergers, acquisitions or other transactions to which we or our subsidiary may from time to time be a party; and the failure of assumptions underlying the establishment of our allowance for loan losses. The forward-looking statements contained in this report may also be subject to other risks and uncertainties, including those discussed elsewhere in this report and in FNB United Corp.’s other filings with the Securities and Exchange Commission, including in Item 1A, “Risk Factors,” of the FNB United Corp.’s annual report on Form 10-K/A for the year ended December 31, 2010. All forward-looking statements speak only as of the date on which such statements are made and FNB United Corp. undertakes no obligation to update any statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FNB United Corp. and Subsidiary

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except share and per share data)	March 31, 2011	December 31, 2010
Assets
Cash and due from banks	$24,919	$21,051
Interest-bearing bank balances	122,740	139,543
Investment securities:
Available-for-sale, at estimated fair value (amortized cost of $367,419 in 2011 and $306,193 in 2010)	366,274	305,331

Loans held for investment	1,188,904	1,303,975
Less: Allowance for loan losses	(68,729)	(93,687)

Net loans held for investment	1,120,175	1,210,288

Premises and equipment, net	44,116	44,929
Other real estate owned	67,331	62,058
Core deposit premiums	3,975	4,173
Bank-owned life insurance	32,230	31,968
Other assets	33,488	43,939
Assets from discontinued operations	12,692	39,089

Total Assets	$1,827,940	$1,902,369

Liabilities
Deposits:
Noninterest-bearing demand deposits	$156,728	$148,933
Interest-bearing deposits:
Demand, savings and money market deposits	565,240	585,815
Time deposits of $100,000 or more	530,098	544,732
Other time deposits	409,906	416,910

Total deposits	1,661,972	1,696,390

Retail repurchase agreements	10,551	9,628
Federal Home Loan Bank advances	144,112	144,485
Subordinated debt	2,500	7,500
Junior subordinated debentures	56,702	56,702
Other liabilities	16,650	14,600
Liabilities from discontinued operations	3,157	1,901

Total Liabilities	1,895,644	1,931,206

Shareholders’ Equity
Preferred stock Series A, $10.00 par value; authorized 200,000 shares, 51,500 shares issued and outstanding at $1,000 stated value	49,111	48,924
Preferred stock, $1.00 par value, authorized 15,000,000 shares, 12,500,000 shares in 2011 and 7,500,000 shares in 2010	12,500	7,500
Common stock warrant	3,891	3,891
Common stock, $2.50 par value; authorized 50,000,000 shares, issued 11,424,390 shares in 2011 and 2010	28,561	28,561
Surplus	115,080	115,073
Accumulated deficit	(272,990)	(229,095)
Accumulated other comprehensive loss	(3,857)	(3,691)

Total Shareholders’ Equity/(Deficit)	(67,704)	(28,837)

Total Liabilities and Shareholders’ Equity/(Deficit)	$1,827,940	$1,902,369

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary

Consolidated Statements of Operations (unaudited)

(dollars in thousands, except share and per share data)	Three Months Ended March 31,
	2011	2010
Interest Income
Interest and fees on loans	$13,061	$19,101
Interest and dividends on investment securities:
Taxable income	2,080	3,825
Non-taxable income	163	435
Other interest income	165	86

Total interest income	15,469	23,447

Interest Expense
Deposits	5,168	6,402
Retail repurchase agreements	18	24
Federal Home Loan Bank advances	698	1,108
Federal funds purchased	—	3
Other borrowed funds	378	513

Total interest expense	6,262	8,050

Net Interest Income before Provision for Loan Losses	9,207	15,397
Provision for loan losses	20,183	9,490

Net Interest (Loss)/Income after Provision for Loan Losses	(10,976)	5,907

Noninterest Income
Service charges on deposit accounts	1,445	1,938
Mortgage loan income	121	255
Cardholder and merchant services income	766	680
Trust and investment services	401	479
Bank owned life insurance	400	241
Other service charges, commissions and fees	252	359
Securities gains, net	13	669
Gain on fair value swap	92	45
Other income	207	29

Total noninterest income	3,697	4,695

Noninterest Expense
Personnel expense	6,494	6,640
Net occupancy expense	1,186	1,241
Furniture, equipment and data processing expense	1,607	1,695
Professional fees	1,239	677
Stationery, printing and supplies	120	108
Advertising and marketing	140	448
Other real estate owned expense	16,186	471
Credit/debit card expense	392	462
FDIC insurance	1,863	721
Other expense	3,637	1,096

Total noninterest expense	32,864	13,559

Loss from continuing operations, before income taxes	(40,143)	(2,957)
Income tax (benefit)/expense - continuing operations	(128)	599

Net loss from continuing operations	(40,015)	(3,556)
Loss from discontinued operations, before income taxes	(3,693)	(34)
Income tax (benefit)/expense - discontinued operations	—	(13)

Net loss from discontinued operations	(3,693)	(21)

Net Loss	(43,708)	(3,577)
Cumulative undeclared dividends on preferred stock	(1,020)	(819)

Net Loss Available to Common Shareholders	$(44,728)	$(4,396)

Weighted average number of common shares outstanding - basic and diluted	11,424,658	11,424,159

Net loss per common share from continuing operations - basic and diluted	$(3.59)	$(0.38)
Net loss per common share from discontinued operations - basic and diluted	(0.32)	—
Net loss available to common shareholders per share - basic and diluted	(3.91)	(0.38)

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss (unaudited)

For the Three Months Ended March 31, 2011 and 2010

								Accumulated Other Comprehensive Loss
(in thousands, except share and per share data)					Common Stock Warrant		(Accumulated Deficit)		Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount		Surplus
Balance, December 31, 2009	51,500	$48,205	11,426,413	$28,566	$3,891	$115,039	$(96,234)	$(1,108)	$98,359
Comprehensive loss:
Net loss	—	—	—	—	—	—	(3,577)	—	(3,577)
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period on securities available-for-sale, net of tax	—	—	—	—	—	—	—	192	192
Reclassification adjustment for losses on securities available-for-sale included in net income, net of tax	—	—	—	—	—	—	—	404	404

Change in unrealized gains on securities, net of tax	—	—	—	—	—	—	—	596	596
Interest rate swap, net of tax								46	46

Total comprehensive loss									(2,935)

Accretion of discount on preferred stock	—	175	—	—	—	—	(175)	—	—
Cash dividends declared on Series A preferred stock, $12.50 per share	—	—	—	—	—	—	(644)	—	(644)
Stock options:
Compensation expense recognized	—	—	—	—	—	8	—	—	8
Restricted stock:
Shares issued/terminated, subject to restriction	—	—	—	—	—	12	—	—	12

Balance, March 31, 2010	51,500	$48,380	11,426,413	$28,566	$3,891	$115,059	$(100,630)	$(466)	$94,800

Balance, December 31, 2010	7,551,500	$56,424	11,424,390	$28,561	$3,891	$115,073	$(229,095)	$(3,691)	$(28,837)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(43,708)	—	(43,708)
Other comprehensive income, net of taxes:
Unrealized holding losses arising during the period on securities available-for-sale, net of tax	—	—	—	—	—	—	—	(158)	(158)
Reclassification adjustment for gains on securities available-for-sale included in net income, net of tax	—	—	—	—	—	—	—	(8)	(8)

Change in unrealized losses on securities, net of tax	—	—	—	—	—	—	—	(166)	(166)

Total comprehensive loss									(43,874)

Issuance of preferred stock	5,000,000	5,000	—	—	—	—	—	—	5,000
Accretion of discount on preferred stock	—	187	—	—	—	—	(187)	—	—
Stock options:
Compensation expense recognized	—	—	—	—	—	7	—	—	7

Balance, March 31, 2011	12,551,500	$61,611	11,424,390	$28,561	$3,891	$115,080	$(272,990)	$(3,857)	$(67,704)

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)	Three Months Ended March 31,
	2011	2010
Operating Activities
Net loss	$(43,708)	$(3,577)
Net loss from discontinued operations	(3,693)	(21)

Net loss from continuing operations	(40,015)	(3,556)

Adjustments to reconcile net loss to cash provided by operatings activities:
Depreciation and amortization of premises and equipment	812	914
Provision for loan losses	20,183	9,490
Deferred income taxes	(392)	(1,463)
Deferred loan fees and costs, net	(156)	(306)
Premium amortization and discount accretion of investment securities, net	1,015	(325)
Gain on sale of investment securities	(13)	(669)
Amortization of core deposit premiums	198	199
Stock compensation expense	7	8
Increase in cash surrender value of bank-owned life insurance	(262)	(241)
Mortgage loans held for sale:
Origination of mortgage loans held for sale	—	(24,507)
Proceeds from sale of mortgage loans held for sale	—	24,785
Gain on mortgage loan sales	—	(255)
Mortgage servicing rights capitalized	—	(295)
Mortgage servicing rights amortization and impairment	117	446
Net loss on sales and write-downs of other real estate owned	14,296	143
Changes in assets and liabilities:
Increase in interest receivable	(137)	(279)
Decrease in other assets	10,267	3,503
Increase/(decrease) in accrued interest and other liabilities	1,925	(2,127)

Net cash provided by operating activities of continuing operations	7,845	5,465
Net effect of discontinued operations	24,501	13,778

Net cash provided by operating activities	32,346	19,243

Investing Activities
Available-for-sale securities:
Proceeds from sales	—	21,504
Proceeds from maturities and calls	12,863	38,558
Purchases	(75,083)	(4,267)
Held-to-maturity securities:
Proceeds from maturities and calls	—	4,329
Net decrease in loans held for investment	48,818	5,595
Proceeds from sale of other real estate owned	1,718	2,108
Improvements to other real estate owned	—	(343)
Purchases of premises and equipment	(32)	(327)

Net cash (used in)/provided by investing activities of continuing operations	(11,716)	67,157
Net effect of discontinued operations	(60)	(145)

Net cash (used in)/provided by investing activities	(11,776)	67,012

Financing Activities
Net decrease in deposits	(34,418)	(38,847)
Increase in retail repurchase agreements	923	315
Decrease in Federal Home Loan Bank advances	(10)	(15,080)
Decrease in Federal funds purchased	—	(10,000)
Cash dividends paid on Series A preferred stock	—	(644)

Net cash used in financing activities of continuing operations	(33,505)	(64,256)
Net effect of discontinued operations	—	—

Net cash used in financing activities	(33,505)	(64,256)

Net (Decrease)/Increase in Cash and Cash Equivalents	(12,935)	21,999
Cash and Cash Equivalents at Beginning of Period	160,594	27,698

Cash and Cash Equivalents at End of Period	$147,659	$49,697

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$5,972	$8,281
Income taxes, net of refunds	—	386
Noncash transactions:
Foreclosed loans transferred to other real estate	21,287	8,097
Unrealized securities (losses)/gains, net of income taxes (benefit)/expense	(166)	596
Unrealized gains on interest rate swaps	—	46
Conversion of debt to preferred stock	(5,000)	—
Issuance of preferred stock from debt conversion	5,000	—

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Nature of Operations

FNB United Corp. (“FNB United”) is a bank holding company incorporated under the laws of the State of North Carolina in 1984. On July 2, 1985, through an exchange of stock, FNB United acquired a wholly owned subsidiary, CommunityONE Bank, National Association (the “Bank”), a national banking association founded in 1907 and formerly known as First National Bank and Trust Company. The Bank owns three subsidiaries: Dover Mortgage Company (“Dover”), First National Investor Services, Inc., and Premier Investment Services, Inc. Premier is inactive. Dover previously engaged in the wholesale mortgage origination business and conducted retail mortgage origination business outside of North Carolina. Operations outside of the State of North Carolina were discontinued in February 2011, and all remaining operations of Dover were discontinued on March 17, 2011. Through the Bank, FNB United offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers. The Bank has offices in Alamance, Alexander, Ashe, Catawba, Chatham, Gaston, Guilford, Iredell, Mecklenburg, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes counties in North Carolina. Dover maintained a retail origination network based in Charlotte, North Carolina, which originated loans for properties located in North Carolina.

General

The accompanying consolidated financial statements, prepared without audit, include the accounts of FNB United and its subsidiary (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated. Descriptions of the organization and business of FNB United, accounting policies followed by the Company and other relevant information are contained in the Company’s 2010 Annual Report on Form 10-K, as amended by its Amendment No. 1 to the Annual Report filed on Form 10-K/A, including the notes to the consolidated financial statements filed as part of that report. This quarterly report should be read in conjunction with that Annual Report.

All financial information is reported on a continuing operations basis, unless otherwise noted. See Note 2 to the consolidated financial statements for a discussion regarding discontinued operations and certain assets and liabilities at March 31, 2011 and December 31, 2010.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Operating results for the three-month period ending March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or future periods. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included.

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

2. Discontinued Operations

The results of operations of a component of an entity that has been disposed of shall be reported in discontinued operations if both the operations and cash flows of the component have been, or will be, eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

On March 17, 2011, Dover discontinued all of its remaining operations. Dover, acquired by FNB United in 2003, originated, underwrote and closed mortgage loans for sale into the secondary market. Dover maintained a retail origination network based in Charlotte, North Carolina, which originated loans for properties located in North Carolina. Dover previously engaged in the wholesale mortgage origination business and conducted retail mortgage origination business outside of North Carolina. Operations outside of the State of North Carolina were discontinued in February 2011.

In determining whether Dover met the conditions for a discontinued operation, the Company considered the relevant accounting guidance and concluded that the conditions were met during the first quarter 2011. The Company determined that Dover has discontinued operating activities and, as such, the assets and liabilities of Dover will be presented as discontinued assets and discontinued liabilities and the results of operations directly related to Dover’s activity will be presented as discontinued operations for all periods. As a result, the Consolidated Balance Sheets and Statements of Operations have been restated for all periods to reflect Dover as a discontinued operation.

Assets and liabilities of discontinued operations at the dates indicated were as follows:

(dollars in thousands)	March 31, 2011	December 31, 2010
Assets
Loans held for sale	$12,333	$37,079
Premises and equipment, net	150	169
Other real estate owned	62	168
Other assets	147	1,673

Assets of discontinued operations	$12,692	$39,089

Liabilities
Other liabilities	$3,157	$1,901

Liabilities of discontinued operations	$3,157	$1,901

Losses from discontinued operations, net of tax, for the three months ended March 31, 2011 and March 31, 2010 were as follows:

	For the Three Months Period
(dollars in thousands)	Ending March 31,
	2011	2010
Interest Income
Interest and fees on loans	$43	$303

Total interest income	43	303

Interest Expense
Other borrowed funds	—	—

Total interest expense	—	—

Net Interest Income before Provision for Loan Losses	43	303
Provision for loan losses	—	—

Net Interest Income after Provision for Loan Losses	43	303

Noninterest Income
Mortgage loan income	(52)	929
Other service charges, commissions and fees, net	(122)	1
Other income	10	1

Total noninterest (loss)/income	(164)	931

Noninterest Expense
Personnel expense	953	1,122
Net occupancy expense	69	60
Furniture, equipment and data processing expense	77	74
Professional fees	98	80
Stationery, printing and supplies	4	10
Advertising and marketing	34	35
Other real estate owned expense	122	—
Provision for recourse loans	2,178	115
Other expense	37	(228)

Total noninterest expense	3,572	1,268

Loss before income taxes	(3,693)	(34)
Income taxes (benefit)	—	(13)

Net Loss from Discontinued Operations, net of tax	$(3,693)	$(21)

As a result of the decision to discontinue operations , Dover reduced its full-time employees by five positions as of March 31, 2011. Dover had 51 full-time equivalent employees remaining at March 31, 2011, who will continue to be employed by Dover as long as they are needed to assist Dover in completing any remaining business transactions. Dover expects to finalize substantially all of its remaining business by June 30, 2011. The expected effect of discontinuing operations at Dover will be a reduction of 56 full-time employees, or 10.73% of the Company’s workforce.

All financial information in the consolidated financial statements and notes to the consolidated financial statements reflects continuing operations, unless otherwise noted.

3. Regulatory Matters

Regulatory Actions

Consent Order

Due to the Bank’s condition, on July 22, 2010, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, the Bank consented and agreed to the issuance of a Consent Order (“Order”) by the Office of the Comptroller of the Currency (“OCC”). In the Order, the Bank and the OCC agreed as to areas of the bank’s operations that warrant improvement and a plan for making those improvements. The Order includes a capital directive, which requires the Bank to achieve and maintain minimum regulatory capital levels in excess of the statutory minimums to be well-capitalized, and a directive to develop a liquidity risk management and contingency funding plan, in connection with which the Bank could be subject to limitations on the maximum interest rates it can pay on deposit accounts. The Order also contains restrictions on future extensions of credit and requires the development of various programs and procedures to improve the Bank’s asset quality as well as routine reporting on the Bank’s progress toward compliance with the Order to the Board of Directors and the OCC. Specifically, the Order imposed the following requirements on the Bank:

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

The Bank has submitted all required materials and plans requested to the OCC within the given time periods. The Board of Directors submitted written strategic and capital plans to the OCC covering the requisite three-year period and is in the process of submitting a revised capital plan reflecting the terms of the proposed recapitalization transaction described under Note 21 – “Subsequent Events—Merger Agreement with the Bank of Granite and Recapitalization Investment Agreements.”

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

FNB United is to report to the FRBR quarterly regarding its progress in complying with the agreement. The provisions of the agreement will remain effective and enforceable until they are stayed, modified, terminated, or suspended in writing by the FRBR. Further information about the written agreement is set forth in Note 21, Subsequent Events.

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

The minimum capital requirements to be characterized as “well capitalized” and “adequately capitalized,” as defined by regulatory guidelines, the capital requirements pursuant to the Order, and the Company’s actual capital ratios on a consolidated and Bank-only basis were as follows as of March 31, 2011:

			Minimum Regulatory Requirement
	Consolidated	Bank	Adequately Capitalized	Well- Capitalized	Pursuant to Order

Total risk-based capital ratio	(6.13)%	(2.02)%	8.00%	10.00%	12.00%

Tier 1 risk-based capital ratio	(6.13)%	(2.02)%	4.00%	6.00%	9.00%

Leverage capital ratio	(4.28)%	(1.41)%	4.00%	5.00%	9.00%

The Bank became “critically undercapitalized” as of April 29, 2011, the date its March 31, 2011 Report of Condition and Income (“Call Report”) was required to be filed with the OCC, because it had a ratio of tangible equity to total assets that was below 2.0% as reported in the Call Report.

On April 26, 2011, FNB United entered into investment agreements with affiliates of The Carlyle Group (“Carlyle”) and Oak Hill Capital Partners (“Oak Hill Capital”) to recapitalize the Company, as well as a merger agreement with Bank of Granite Corporation. Details of the investment agreements and the merger agreement can be found in Note 21, Subsequent Events. The Bank is in the process of submitting a new capital plan which reflects this recapitalization transaction. The successful completion of all or any portion of this revised capital plan is not assured, and no assurance can be made that this capital plan will not be materially modified in the future.

Current federal law requires federal bank regulators to have a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of the action will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

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

4. Going Concern Considerations and Management’s Plans and Intentions

Going Concern Considerations

The going concern assumption is a fundamental principle in the preparation of financial statements. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In making this assessment, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of March 31, 2011. The Company had a history of profitable operations and sufficient sources of liquidity to meet its short-term and long-term funding needs. However, the Bank’s financial condition has suffered during 2009, 2010 and the first three months of 2011 in what may ultimately be the worst economic downturn since the Great Depression.

The effects of the current economic environment are being felt across many industries, with financial services and real estate being particularly hard-hit, and have been particularly severe during the last 30 months. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, including residential construction and development loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. For the first three months of 2011 and for the year ended December 31, 2010, the Bank recorded provisions of $20.2 million and $132.8 million, respectively, to increase the allowance for loan losses to a level that, in management’s best judgment, adequately reflected the increased risk inherent in the loan portfolio as of the quarter-end and year-end periods, respectively.

FNB United and the Bank operate in a highly regulated industry and must plan for the liquidity needs of each entity separately. A variety of sources of liquidity are available to the Bank to meet its short-term and long-term funding needs. Although a number of these sources are limited following execution of the Order with the OCC, management has prepared forecasts of the Bank’s sources of funds and projected uses of funds for a three-year period in an effort to ensure that the sources available are sufficient to meet the Bank’s projected liquidity needs.

FNB United is a legal entity separate and distinct from the Bank and has in the past relied on dividends from the Bank as its primary source of liquidity. The Order and the Written Agreement, as well as the Prompt Correction Action provisions of federal law prohibit the Bank from lending or otherwise supplying funds to FNB United to meet its obligations, including paying any dividends.

The Company is in the process of raising capital to meet the standards set forth in applicable law and required by the OCC. As a result of the downturn in the financial markets, the availability of many sources of capital (principally to financial services companies) has become significantly restricted or has become increasingly costly as compared to market rates prevailing prior to the downturn. On April 26, 2011, FNB United entered into investment agreements with The Carlyle Group and Oak Hill Capital Partners to recapitalize the Company, as well as a merger agreement with Bank of Granite Corporation. Details of the investment agreements and the merger agreement can be found in Note 21, Subsequent Events. Management also is actively evaluating asset reductions and other balance sheet management strategies to ensure that the Bank’s projected level of regulatory capital can support its balance sheet.

As noted above, FNB United entered into investment agreements on April 26, 2011 with affiliates of each of The Carlyle Group and Oak Hill Capital Partners for the purchase and sale of its common stock for $155 million in the aggregate. In addition, the Company is seeking to raise an additional $155 million in capital. There can be no assurances that the Company will be successful in its efforts to raise additional capital during 2011. An equity financing transaction would result in substantial dilution to the Company’s current shareholders and could adversely affect the market price of the Company’s common stock. It is difficult to predict if these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, the regulatory restrictions that prohibit cash payments between the Bank and FNB United will cause FNB United to be unable to meets its financial obligations in the normal course of business.

Completion of the recapitalization, including the sale of common stock to The Carlyle Group and Oak Hill Capital Partners, is subject to various conditions, certain of which are outside of the Company’s control and may not be satisfied. The closing conditions to the recapitalization include receipt of requisite regulatory approvals and other customary closing conditions. No assurance can be given that all conditions will be satisfied timely or at all. If the Company fails to consummate the recapitalization, it is expected it will not be able to continue as a going concern, it may file for bankruptcy and the Bank may be placed into FDIC receivership.

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

Management’s Plans and Intentions

The Company incurred significant net losses in 2009, which continued in 2010 and 2011, primarily from the higher provisions for loan losses due to the significant level of nonperforming assets and the write-off of goodwill. The Bank consented and agreed to the issuance of the Consent Order (“Order”) by the OCC in July 2010 and FNB United entered into a written agreement with the FRBR in October 2010. The Company’s independent registered public accounting firm issued a report with respect to the Company’s audited financial statements for each of the fiscal years ended December 31, 2010 and 2009, which contained an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern. The following strategies have been or are being implemented:

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

Deferring Preferred Stock and Trust Preferred Securities Payments – The Company began deferring the payment of cash dividends on its outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A, beginning in the second quarter 2010, as well as the payment of interest on the outstanding junior subordinated notes related to its trust preferred securities to enhance the Company’s liquidity. The expense associated with trust preferred securities continues to accrue and is reflected in the Company’s Consolidated Statements of Operations. The dividends on preferred stock are shown as an increase to net loss to derive net loss available to common shareholders in the Consolidated Statements of Operations.

Balance Sheet Reductions – Management is implementing strategies to improve capital ratios through the reduction of assets and off-balance sheet commitments. At March 31, 2011, risk-weighted assets have been reduced by $104.7 million since December 31, 2010. Reductions occurred primarily in reductions in the commercial loan portfolio. On December 30, 2010, the Bank sold $32.9 million of mortgage loans held for investment and recognized a net gain of $383,000, including transaction costs. Management expects future reductions in risk-weighted assets to be moderate and occur primarily in the loan portfolio. To offset the majority of asset reductions, liabilities declined primarily through reductions in deposits by $34.4 million. Future liability reductions are expected to occur primarily in deposits, primarily public unit deposits and high-rate NOW accounts and certificates of deposits.

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

Stimulus Loan Program – The Bank implemented in 2009 a stimulus loan program to facilitate the sale of residential real estate held as collateral for some of the Bank’s nonperforming and performing loans and certain Bank-owned properties. The purpose of the program is to reduce the Bank’s credit concentrations and nonperforming assets by providing attractive terms that both fill the mortgage lending void created by the ongoing recession and incent potential buyers to purchase real estate. The Bank offered a reduced interest rate to qualified new borrowers to encourage them to purchase properties in this program. New borrowers are qualified according to the Bank’s normal consumer and mortgage underwriting standards. The Bank records these loans at fair value at time of issue. Existing unimpaired development loans that become part of the program are considered impaired upon inclusion in the stimulus loan program. The Bank discontinued the program in the first quarter of 2011. The Bank currently has $41.6 million in loans under the stimulus loan program, of which, $15.2 million required a fair value adjustment of $105,000 as of March 31, 2011. The fair value adjustment is recorded as a reduction of the outstanding loan balance on the balance sheet and accreted into interest income over the contractual life of the loan. The Company has discontinued the stimulus loan program and the last stimulus loan was booked during the first quarter of 2011. The Company will continue to report stimulus loan information, as indicated above, through the filing of the annual report on Form 10-K for the year ending December 31, 2011.

Additional Capital – The Company has engaged two investment banking firms to assist the Company in identifying strategic alternatives and in raising capital. On April 26, 2011, FNB United entered into investment agreements with Carlyle and Oak Hill Capital to recapitalize the Company, as well as a merger agreement with Bank of Granite Corporation. Details of the investment agreements and the merger agreement can be found in Note 21, Subsequent Events. Currently, the Company is working diligently to reach agreement with additional investors; however, there are no assurances that the Company will succeed in securing additional investors or be able to complete the investments even if agreements are reached with additional investors. The successful completion of all or any portion of the capital plan is not assured, and no assurance can be made that the capital plan will not be materially modified in the future. If the Company is not able to complete the capital plan, its regulatory capital ratios may be materially and adversely affected and its ability to withstand continued adverse economic conditions could be threatened. Further, it is likely that the Company would suffer additional regulatory actions, including a potential federal conservatorship or receivership for the Bank, or a requirement that the Bank sell or transfer its assets or take other action that would likely result in a complete loss of the value of FNB United’s ownership interest in the Bank and a complete loss of the value of the shares held by the FNB United shareholders. Further information relating to the capital raise is set forth in Note 21, Subsequent Events.

5. Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include the balance sheet captions: cash and due from banks and interest-bearing bank balances.

The Bank maintains its excess liquidity with the Federal Reserve to reduce credit risks associated with selling those funds to correspondent banks. For the foreseeable future, the Bank is intentionally maintaining these higher cash balances to provide liquidity. Assuming that the Company is successful in raising capital and once the banking industry returns to a more stable operating environment, the Bank plans to reinvest these cash reserves in higher yielding assets.

6. Comprehensive Income

Comprehensive income is defined as the change in equity of an enterprise during a period from transactions and other events and circumstances from non-owner sources and, accordingly, includes both net income and amounts referred to as other comprehensive income. The items of other comprehensive income are included in the Consolidated Statements of Shareholders’ Equity and Comprehensive Loss. The accumulated other comprehensive loss is included in the shareholders’ equity section of the Consolidated Balance Sheet. The Company’s components of accumulated other comprehensive loss at March 31, 2011 include unrealized gains/(losses) on investment securities classified as available-for-sale and changes in the value of the pension and post-retirement liability.

For the three months ended March 31, 2011 and 2010, total comprehensive loss was $(43.9) million and $(2.9) million, respectively. The deferred income tax (liability)/benefit related to the components of other comprehensive loss amounted to $(0.1) million and $0.4 million, respectively, for the same periods as previously mentioned.

The accumulated balances related to each component of accumulated other comprehensive income/(loss) are as follows:

(dollars in thousands)	March 31, 2011		December 31, 2010
	Pretax	After-tax	Pretax	After-tax
Net unrealized securities (losses)/gains	$(1,145)	$(692)	$(862)	$(526)
Pension, other postretirement and postemployment benefit plan adjustments	(5,187)	(3,165)	(5,187)	(3,165)

Accumulated other comprehensive loss	$(6,332)	$(3,857)	$(6,049)	$(3,691)

7. Earnings Per Share

Basic net loss per share, or basic earnings/(loss) per share (“EPS”), is computed by dividing net loss to common shareholders by the weighted average number of common shares outstanding for the period. For the first three months of 2011, the Company paid no dividends on its Series A preferred stock and had $0.2 million accretion of the discount on the preferred stock. At March 31, 2011, the Company had $2.9 million of unpaid cumulative dividends on the Series A preferred stock. For the first three months of 2010, the Company accrued or paid dividends of approximately $0.6 million on Series A preferred stock, which combined with the $0.2 million accretion of the discount on the preferred stock, increased the net loss to common shareholders by $0.8 million. At March 31, 2011, the Company had $188,900 of unpaid cumulative dividends on the SunTrust preferred stock.

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

(dollars in thousands, except per share data)	Three Months Ended March 31,
	2011	2010
Net loss from continuing operations	$(40,015)	$(3,556)
Preferred stock dividends	(1,020)	(819)

Net loss from continuing operations attributable to common shareholders	(41,035)	(4,375)
Net loss from discontinued operations attributable to common shareholders	(3,693)	(21)

Net loss available to common shareholders	$(44,728)	$(4,396)

Weighted average shares of common stock outstanding	11,424,658	11,424,159

Net loss per common share from continuing operations - basic and diluted	$(3.59)	$(0.38)
Net loss per common share from discontinued operations - basic and diluted	(0.32)	—
Net loss available to common shareholders - basic and diluted	(3.91)	(0.38)

Due to a net loss for the three-month periods ended March 31, 2011 and 2010, all stock options and the common stock warrant were considered antidilutive and thus are not included in this calculation. Additionally, for the three- month periods ended March 31, 2011 and March 31, 2010, there were 2,742,037 antidilutive shares, respectively. Of the antidilutive shares, the number of shares relating to stock options were 534,894 at March 31, 2011 and at March 31, 2010, respectively. Antidilutive shares relating to the common stock warrant were 2,207,143 at March 31, 2011 and March 31, 2010, respectively. Because the exercise price exceeded the average market price for the periods discussed and because of the net loss, the stock options and common stock warrant were omitted from the calculation of diluted earnings per share for their respective periods.

Net loss for common shareholders was decreased in the three-month period ending March 31, 2011 by $1.0 million and $819,000 as of March 31, 2010, for preferred stock dividends. Accretion on the preferred stock discount associated with the preferred stock of $187,300 and $175,100 as reflected for the three-months ended March 31, 2011 and 2010, respectively.

8. Investment Securities

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

The following table summarizes the amortized cost and estimated fair value of available-for-sale investment securities and presents the related gross unrealized gains and losses:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2011

Obligations of:
U.S. Treasury and government agencies	$11,721	$83	$43	$11,761
U.S. government sponsored agencies	43,111	215	291	43,035
States and political subdivisions	23,109	1,133	167	24,075
Residential mortgage-backed securities-GSE	289,478	547	2,622	287,403

Total	$367,419	$1,978	$3,123	$366,274

December 31, 2010

Obligations of:
U.S. Treasury and government agencies	$20	$1	$—	$21
U.S. government sponsored agencies	23,490	158	132	23,516
States and political subdivisions	23,867	885	294	24,458
Residential mortgage-backed securities-GSE	258,816	427	1,907	257,336

Total	$306,193	$1,471	$2,333	$305,331

The Bank, as a member of the FHLB of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon the balances of total assets and FHLB advances. FHLB capital stock is pledged to secure FHLB advances. This investment is carried at cost since no ready market exists for FHLB stock and there is no quoted market value. However, redemption of this stock has historically been at par value. At March 31, 2011 and December 31, 2010, the Bank owned a total of $11.5 million of FHLB stock, respectively. Due to the redemption provisions of FHLB stock, the Company estimated that fair value approximated cost and that this investment was not impaired at March 31, 2011. FHLB stock is included in other assets at its original cost basis.

The Company’s policy is to review for impairment of such assets at the end of each reporting period. During the three months ended March 31, 2011, FHLB paid a quarterly dividend. At March 31, 2011, FHLB was in compliance with all of its regulatory capital requirements. Based on the Company’s review, the Company believes that as of March 31, 2011, its FHLB stock was not impaired.

The Bank, as a member bank of the FRB of Richmond (“FRBR”), is required to own capital stock of the FRBR based upon a percentage of the Bank’s common stock and surplus. This investment is carried at cost since no ready market exists for FRBR stock and there is no quoted market value. At March 31, 2011 and December 31, 2010, the Bank owned a total of $1.2 million and $3.8 million of FRBR stock, respectively. Due to the nature of this investment in an entity of the U.S. Government, the Company estimated that fair value approximated the cost and that this investment was not impaired at March 31, 2011. FRBR stock is included in other assets at its original cost basis.

At March 31, 2011, $180.8 million of the investment securities portfolio was pledged to secure public deposits, including retail repurchase agreements, $26.7 million was pledged to the FRBR and $6.1 million was pledged to others, leaving $152.7 million available as lendable collateral.

At December 31, 2010, $168.1 million of the investment securities portfolio was pledged to secure public deposits, including retail repurchase agreements, $27.6 million was pledged to the FRBR and $7.5 million was pledged to others, leaving $102.2 million available as lendable collateral.

The following tables show investments’ gross unrealized losses and estimated fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010. All unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities or the short duration of the unrealized loss or both.

Available-for-Sale

	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2011

Obligations of:
U.S. Treasury and government agencies	$6,634	$43	$—	$—	$6,634	$43
U.S. government sponsored agencies	18,177	291	—	—	18,177	291
States and political subdivisions	5,442	167	—	—	5,442	167
Residential mortgage-backed securities-GSE	201,481	2,622	—	—	201,481	2,622

Total	$231,734	$3,123	$—	$—	$231,734	$3,123

December 31, 2010

Obligations of:
U.S. government sponsored agencies	$11,855	$132	$—	$—	$11,855	$132
States and political subdivisions	8,873	294	—	—	8,873	294
Residential mortgage-backed securities-GSE	151,154	1,907	—	—	151,154	1,907

Total	$171,882	$2,333	$—	$—	$171,882	$2,333

At March 31, 2011, 37 available-for-sale securities were in an unrealized loss position less than 12 months compared to 29 at December 31, 2010. At March 31, 2011 and December 31, 2010, the Company had no available-for-sale securities that were in an unrealized loss position for longer than 12 months, respectively.

The Financial Accounting Standards Board (“FASB”) issued new guidance for evaluating other-than-temporary impairment (“OTTI”) on debt securities in April 2009. If an entity intends to sell a debt security or cannot assert it is more likely than not that it will not have to sell the security before recovery, OTTI must be taken. If the entity does not intend to sell the debt security before recovery, but the entity does not expect to recover the entire amortized cost basis, then OTTI must be taken, but the amount of impairment is to be bifurcated between impairment due to credit (which is recorded through earnings) and noncredit impairment (which becomes a component of other comprehensive income (“OCI”) for both available-for-sale and held-to-maturity securities. For held-to-maturity securities, the amount in OCI will be amortized prospectively over the security’s remaining life. The Bank did not have any OTTI during the three months ended March 31, 2011.

The aggregate amortized cost and fair value of securities at March 31, 2011, by remaining contractual maturity, are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$6,124	$6,233
Due after one one year through five years	4,137	4,119
Due after five years through 10 years	32,029	31,733
Due after 10 years	35,651	36,786

Total	77,941	78,871

Mortgage-backed securities	289,478	287,403

Total	$367,419	$366,274

The Bank had no securities below investment grade and one security not rated, which is considered immaterial. As of March 31, 2011, no securities were identified as other-than-temporarily impaired based on credit issues.

9. Loans

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

The following summary sets forth the major categories of loans.

(dollars in thousands)	At March 31, 2011		At December 31, 2010
Loans held for investment:
Commercial and agricultural	$84,869	7.1%	$93,747	7.2%
Real estate-construction	222,284	18.7	276,976	21.2
Real estate-mortgage:
1-4 family residential	380,192	32.0	388,859	29.8
Commercial	453,690	38.2	494,861	38.0
Consumer	47,869	4.0	49,532	3.8

Total loans	$1,188,904	100.0%	$1,303,975	100.0%

Loans included in the preceding loan composition table are net of participations sold. Loans as presented are reduced by net deferred loan fees of $23,000 and $26,000 at March 31, 2011 and December 31, 2010, respectively.

Mortgage loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balance of mortgage loans serviced for others amounted to $795,000 at March 31, 2011 and $493.7 million at December 31, 2010.

In accordance with instructions from Fannie Mae, the bank entered into an agreement on December 29, 2010 to sell mortgage servicing rights on approximately $492.9 million of Fannie Mae loans and recognized a loss of $3.0 million, including transaction costs. The Bank continued to service these loans until January 31, 2011.

To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans. Gross loans of $441.2 million and $468.4 million were pledged to collateralize FHLB advances and letters of credit at March 31, 2011 and December 31, 2010, respectively, of which there was no availability for borrowing capacity at either period. At March 31, 2011, $38.6 million of loans and $25.9 million of securities were pledged to collateralize potential borrowings from the Federal Reserve Discount Window, of which $26.7 million was available as borrowing capacity.

The Bank implemented in 2009 a stimulus loan program to facilitate the sale of residential real estate held as collateral for some of the Bank’s nonperforming and performing loans and certain Bank-owned properties. The purpose of the program is to reduce the Bank’s credit concentrations and nonperforming assets by providing attractive terms that both fill the mortgage lending void created by the ongoing recession and incent potential buyers to purchase real estate. The Bank offered a reduced interest rate to qualified new borrowers to encourage them to purchase properties in this program. New borrowers are qualified according to the Bank’s normal consumer and mortgage underwriting standards. The Bank records these loans at fair value at time of issue. Existing unimpaired development loans that become part of the program are considered impaired upon inclusion in the stimulus loan program. The Bank discontinued the program, and the last stimulus loan was booked, in the first quarter of 2011. The Bank currently has $41.6 million in loans under the stimulus loan program, of which, $15.2 million required a fair value adjustment of $105,000 as of March 31, 2011. The fair value adjustment is recorded as a reduction of the outstanding loan balance on the balance sheet and accreted into interest income over the contractual life of the loan. The Company will continue to report stimulus loan information, as indicated above, through the filing of the annual report on Form 10-K for the year ending December 31, 2011.

Interest income on loans is generally calculated by using the interest method based on the daily outstanding balance. The recognition of interest income is discontinued when, in management’s opinion, the collection of all or a portion of interest becomes doubtful. Loans are returned to accrual status when the factors indicating doubtful collectibility cease to exist and the loan has performed in accordance with its terms for a demonstrated period of time. The past due status of loans is based on the contractual payment terms. Had nonaccruing loans been on accruing status, interest income would have been higher by $4.1 million for the three-month period ended March 31, 2011. At March 31, 2011 and December 31, 2010, the Bank had certain impaired loans of $292.7 million and $325.1 million, respectively, which were on nonaccruing interest status.

The following is a summary of nonperforming assets for the periods ended as presented.

(dollars in thousands)	March 31, 2011	December 31, 2010
Loans on nonaccrual status	$292,584	$325,068
Loans more than 90 days delinquent, still on accrual	—	4,818
Real estate owned/repossessed assets	67,454	62,196
Assets of discontinued operations	62	168

Total nonperforming assets	$360,100	$392,250

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

The following table summarizes information relative to impaired loans at the dates and for the periods indicated.

	March 31, 2011		December 31, 2010
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, not individually reviewed for impairment	$5,142	$—	$717	$—
Impaired loans, individually reviewed, with no impairment	172,606	—	132,435	—
Impaired loans, individually reviewed, with impairment	114,836	45,248	208,040	70,888

Total impaired loans *	$292,584	$45,248	$341,192	$70,888

Average impaired loans calculated using a simple average	$319,436		$355,131

*	Included at March 31, 2011 and December 31, 2010 were $0 and $6.5 million, respectively, in restructured and performing loans.

Impaired loans also include loans for which the Bank may elect to grant a concession, providing terms more favorable than those prevalent in the market (e.g., rate, amortization term), and formally restructure due to the weakening credit status of a borrower. Restructuring is designed to facilitate a repayment plan that minimizes the potential losses that the Bank otherwise may have to incur. If these impaired loans are on nonaccruing status as of the date of restructuring, the loans are included in nonperforming loans. Nonperforming restructured loans will remain as nonperforming until the borrower can demonstrate adherence to the restructured terms for a period of no less than six months or when it is otherwise determined that continued adherence is reasonably assured. Some restructured loans continue as accruing loans after restructuring due to the borrower not being past due, adequate collateral valuations supporting the restructured loans or the cash flows of the underlying business appearing adequate to support the restructured debt service. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At March 31, 2011, there was $111.6 million in restructured loans, of which no loans were accruing and in a performing status. At December 31, 2010, there was $146.5 million in restructured loans, of which loans amounting to $6.5 million were accruing and in a performing status.

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

All loan classes on which principal or interest is in default for 90 days or more are put on nonaccrual status, unless there is sufficient documentation to conclude that the loan is well secured and in the process of collection. A debt is “well-secured” if collateralized by liens on or pledges of real or personal property, including securities, that have a realizable value sufficient to discharge the debt in full; or by the guarantee of a financially responsible party. A debt is “in process of collection” if collection is proceeding in due course either through legal action, including judgment enforcement procedures, or, in appropriate circumstances, through collection efforts not involving legal action that are reasonably expected to result in repayment of the debt or its restoration to a current status.

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

Potential problem loans that are not included in nonperforming assets are classified separately within the Bank’s portfolio as Special Mention and carry a risk grade rating of “6.” These loans are defined as those with potential weaknesses that may affect repayment capacity but do not pose sufficient risk as to require an adverse classification. As of March 31, 2011, the balance of such loans was $105.6 million compared with a balance of $130.8 million as of December 31, 2010.

10. Allowance for Loan Losses

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

Q&E Loss Factors: The methodology incorporates various internal and external qualitative and environmental factors as described in the Interagency Policy Statement on the Allowance for Loan and Lease Losses dated December 2006. Input for these factors is determined on the basis of management observation, judgment, and experience. The factors utilized by the Company for all loan classes are as follows:

a)	Standard – Accounts for inherent uncertainty in using the past as a predictor of the future. Uniform across all segments.

b)	Volume – Accounts for historical growth characteristics of the portfolio over the loss recognition period.

c)	Terms – Measures risk derived from granting terms outside of policy and underwriting guidelines.

d)	Staff – Reflects staff competence in various types of lending.

e)	Delinquency – Reflects increased risk deriving from higher delinquency rates.

f)	Nonaccrual – Reflects increased risk of loans with characteristics that merit nonaccrual status.

g)	Migration – Accounts for the changing level of risk inherent in loans as they migrate into, or away from, more adverse risk grades.

h)	Concentration – Measures increased risk derived from concentration of credit exposure in particular industry segments within the portfolio.

i)	Production – Measures impact of anticipated growth and potential risk derived from new loan production.

j)	Process – Measures increased risk derived from more demanding processing requirements directed towards risk mitigation.

k)	Economic – Impact of general and local economic factors are the largest single factor affecting portfolio risk and effect is felt uniformly across pools.

l)	Competition – Measures risk associated with bank’s potential response to competitors’ relaxed credit requirements.

m)	Regulatory and Legal – Measures risk from exposure to regulations, legislation, and legal code that result in increased risk of loss.

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

The Bank lends primarily in North Carolina. As of March 31, 2011, a substantial majority of the principal amount of the loans held for investment in its portfolio was to businesses and individuals in North Carolina. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.

During the three-month period ending March 31, 2011, the Bank charged-off $45.1 million in loans. The majority of the loans that were charged-off were loans that had been in impairment status for more than six months and had specific reserves assigned to them in prior periods. Due to these loans having specific reserves assigned to the outstanding balance of the loan, it was not necessary for the Bank to have a provision greater than the charge-off value in the first quarter of 2011. The Bank also noted positive trends in the loan portfolio during the first quarter of 2011 that included reductions in: non-accruing loans of $32.5 million, loans 90 days or more past due and still accruing of $4.8 million, loans 30-89 days past due and still accruing of $8.7 million and classified loans of $45.9 million. These improvements over December 31, 2010 were considered in the analysis of the adequacy of the allowance for loan loss at March 31, 2011.

An analysis of the changes in the allowance for loan losses is as follows:

(dollars in thousands)	Three Months Ended March 31,
	2011	2010
Balance, beginning of period	$93,687	$49,229
Provision for losses charged to continuing operations	20,183	9,490
Net charge-offs:
Charge-offs	(45,909)	(3,507)
Recoveries	768	451

Net charge-offs	(45,141)	(3,056)
Provision for losses charged to discontinued operations	—	232

Balance, end of period	$68,729	$55,895

Annualized net charge-offs during the period to average loans	14.48%	0.80%

Annualized net charge-offs during the period to allowance for loan losses	266.37%	22.17%

Allowance for loan losses to loans held for investment (1)	5.78%	3.59%

(1)	Excludes discontinued operations.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 5.78% at March 31, 2011 compared to 3.59% at March 31, 2010. At December 31, 2010, the allowance for loan losses, as a percentage of loans held for investment, was 7.18%.

The credit quality indicator presented for all classes within the loan portfolio is a widely-used and standard system representing the degree of risk of nonpayment. The risk-grade categories presented in the following table are:

Pass - Loans categorized as Pass are higher quality loans that have adequate sources of repayment and little risk of collection.

Special Mention - A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

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

Loans categorized as Special Mention are considered Criticized. Loans categorized as Substandard or Doubtful are considered Classified.

The following table presents loan and lease balances by credit quality indicator as of March 31, 2011:

(dollars in thousands)	Nonclassified/ Pass (Ratings 1-5)	Special Mention (Rating 6)	Substandard (Rating 7)	Doubtful (Rating 8)	Total
Commercial and agricultural	$61,705	$10,176	$7,938	$5,050	$84,869
Real estate - construction	72,743	28,007	80,943	40,591	222,284
Real estate - mortgage:
1-4 family residential	323,153	13,886	33,926	9,227	380,192
Commercial	256,201	53,226	78,153	66,110	453,690
Consumer	46,477	289	524	579	47,869

Total	$760,279	$105,584	$201,484	$121,557	$1,188,904

The following table presents loan and lease balances by credit quality indicator as of December 31, 2010:

(dollars in thousands)	Nonclassified/ Pass (Ratings 1-5)	Special Mention (Rating 6)	Substandard (Rating 7)	Doubtful (Rating 8)	Total
Commercial and agricultural	$71,325	$6,375	$10,882	$5,165	$93,747
Real estate - construction	76,317	46,596	111,365	42,698	276,976
Real estate - mortgage:
1-4 family residential	324,369	18,398	34,662	11,430	388,859
Commercial	283,557	59,439	84,666	67,199	494,861
Consumer	48,620	—	609	303	49,532

Total	$804,188	$130,808	$242,184	$126,795	$1,303,975

The following table presents ALLL activity by portfolio segment as of March 31, 2011:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agriculture	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
Allowance for loan losses:

Beginning balance at January 1, 2011	$11,144	$46,792	$7,742	$26,851	$1,158	$93,687
Charge-offs	(4,275)	(22,662)	(2,036)	(16,178)	(758)	(45,909)
Recoveries	66	190	93	49	370	768
Provision	1,784	8,627	3,952	4,946	874	20,183

Ending balance at March 31, 2011	$8,719	$32,947	$9,751	$15,668	$1,644	$68,729

Portion of ending balance:
Individually evaluated for impairment	$4,795	$21,355	$7,472	$11,226	$400	$45,248
Collectively evaluated for impairment	3,924	11,592	2,279	4,442	1,244	23,481

Total ALLL evaluated for impairment	$8,719	$32,947	$9,751	$15,668	$1,644	$68,729

Loans held for investment:

Ending balance at March 31, 2011	$84,869	$222,284	$380,192	$453,690	$47,869	$1,188,904

Portion of ending balance:
Individually evaluated for impairment	$9,991	$111,910	$35,866	$129,506	$293	$287,566
Collectively evaluated for impairment	74,878	110,374	344,326	324,184	47,576	901,338

Total loans evaluated for impairment	$84,869	$222,284	$380,192	$453,690	$47,869	$1,188,904

The following table presents ALLL activity by portfolio segment for the year ended December 31, 2010:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agriculture	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance at January 1, 2010	$3,543	$23,932	$8,311	$12,729	$946	$49,461
Charge-offs	(9,832)	(53,374)	(9,060)	(15,418)	(3,566)	(91,250)
Recoveries	585	52	178	271	1,635	2,721
Provision	16,848	76,182	8,313	29,269	2,143	132,755

Ending balance at December 31, 2010	$11,144	$46,792	$7,742	$26,851	$1,158	$93,687

Portion of ending balance:
Individually evaluated for impairment	$7,451	$35,281	$5,448	$22,708	$—	$70,888
Collectively evaluated for impairment	3,693	11,511	2,294	4,143	1,158	22,799

Total ALLL evaluated for impairment	$11,144	$46,792	$7,742	$26,851	$1,158	$93,687

Loans held for investment:

Ending balance at December 31, 2010	$93,747	$276,976	$388,859	$494,861	$49,532	$1,303,975

Portion of ending balance:
Individually evaluated for impairment	$14,176	$152,465	$41,109	$132,537	$188	$340,475
Collectively evaluated for impairment	79,571	124,511	347,750	362,324	49,344	963,500

Total loans evaluated for impairment	$93,747	$276,976	$388,859	$494,861	$49,532	$1,303,975

The following table presents loans and leases on nonaccrual status by loan class for the dates indicated below:

(dollars in thousands)	March 31, 2011	December 31, 2010
Commercial and agricultural	$10,970	$13,274
Real estate - construction	112,345	144,605
Real estate - mortgage:
1-4 family residential	38,866	34,994
Commercial	129,978	131,866
Consumer	425	329

Total	$292,584	$325,068

The following table presents an aging analysis of loans and leases as of March 31, 2011:

(dollars in thousands)	Past Due						90 or More Days Past Due
	30-59 Days	60-89 Days	90 or More Days	Total	Current	Total Loans	and Accruing
Commercial and agricultural	$2,897	$1,152	$4,769	$8,818	$76,051	$84,869	$—
Real estate - construction	4,985	6,768	94,187	105,940	116,344	222,284	—
Real estate - mortgage:
1-4 family residential	10,653	2,675	22,965	36,293	343,899	380,192	—
Commercial	4,062	3,734	96,544	104,340	349,350	453,690	—
Consumer	989	16	64	1,069	46,800	47,869	—

Total	$23,586	$14,345	$218,529	$256,460	$932,444	$1,188,904	$—

The following table presents an aging analysis of loans and leases as of December 31, 2010:

(dollars in thousands)	Past Due						90 or More Days Past Due
	30-59 Days	60-89 Days	90 or More Days	Total	Current	Total Loans	and Accruing
Commercial and agricultural	$1,610	$3,622	$5,186	$10,418	$83,329	$93,747	$48
Real estate - construction	21,687	10,532	98,099	130,318	146,658	276,976	212
Real estate - mortgage:
1-4 family residential	11,199	7,016	22,505	40,720	348,139	388,859	4,167
Commercial	9,798	12,430	74,271	96,499	398,362	494,861	380
Consumer	199	44	160	403	49,129	49,532	11

Total	$44,493	$33,644	$200,221	$278,358	$1,025,617	$1,303,975	$4,818

The following table presents impaired loan information as of March 31, 2011:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial and agricultural	$3,711	$5,325	$—	$3,970
Real estate - construction	53,213	85,900	—	63,404
Real estate - mortgage:
1-4 family residential	23,437	26,237	—	24,788
Commercial	97,162	123,648	—	110,199
Consumer	224	242	—	240

With an allowance recorded:
Commercial and agricultural	$7,259	$7,432	$4,795	$7,686
Real estate - construction	59,132	68,968	21,355	59,518
Real estate - mortgage:
1-4 family residential	15,429	16,562	7,472	15,554
Commercial	32,816	36,378	11,226	33,876
Consumer	201	203	400	201

Total:
Commercial and agricultural	$10,970	$12,757	$4,795	$11,656
Real estate - construction	112,345	154,868	21,355	122,922
Real estate - mortgage:
1-4 family residential	38,866	42,799	7,472	40,342
Commercial	129,978	160,026	11,226	144,075
Consumer	425	445	400	441

Interest income recognized after the above loans became impaired was immaterial as of March 31, 2011.

The following table presents impaired loan information as of December 31, 2010:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial and agricultural	$4,530	$6,108	$—	$5,970
Real estate - construction	56,638	73,579	—	74,440
Real estate - mortgage:
1-4 family residential	26,737	29,173	—	29,720
Commercial	45,042	52,565	—	54,674
Consumer	205	207	—	192

With an allowance recorded:
Commercial and agricultural	$9,707	$11,054	$7,451	$8,228
Real estate - construction	95,890	112,858	35,281	86,329
Real estate - mortgage:
1-4 family residential	14,727	15,855	5,448	11,563
Commercial	87,716	96,436	22,708	84,015
Consumer	—	—	—	—

Total:
Commercial and agricultural	$14,237	$17,162	$7,451	$14,198
Real estate - construction	152,528	186,437	35,281	160,769
Real estate - mortgage:
1-4 family residential	41,464	45,028	5,448	41,283
Commercial	132,758	149,001	22,708	138,689
Consumer	205	207	—	192

Interest income recognized after the above loans became impaired was immaterial as of December 31, 2010.

11. Premises and Equipment, Net

The following table summarizes the premises and equipment balances, net at the dates indicated.

(dollars in thousands)	March 31, 2011	December 31, 2010
Land	$11,675	$11,675
Building and improvements	37,522	37,572
Furniture and equipment	30,747	30,764
Leasehold improvements	1,611	1,611

Premises and equipment, gross	81,555	81,622
Accumulated depreciation and amortization	(37,439)	(36,693)

Premises and equipment, net	$44,116	$44,929

12. Other Real Estate Owned and Property Acquired in Settlement of Loans

Other real estate represents properties acquired through foreclosure or deed in lieu thereof. The property is classified as held for sale. The property is initially carried at fair value based on recent appraisals, less estimated costs to sell. Declines in the fair value of properties included in other real estate below carrying value are recognized by a charge to income.

The following table summarizes properties acquired in settlement of loans and personal property acquired in settlement of loans, the latter of which is included within the other assets financial statement line item on the Consolidated Balance Sheet at the periods indicated.

(dollars in thousands)	March 31, 2011	December 31, 2010
Real estate acquired in settlement of loans	$67,331	$62,058
Personal property acquired in settlement of loans	123	138

Total property acquired in settlement of loans	$67,454	$62,196

The following table summarizes the changes in real estate acquired in settlement of loans at the periods indicated.

(dollars in thousands)	March 31, 2011	December 31, 2010
Real estate acquired in settlement of loans, beginning of period	$62,058	$35,170
Plus: New real estate acquired in settlement of loans	21,287	47,571
Less: Sales of real estate acquired in settlement of loans	(1,718)	(10,801)
Less: Write-downs and net loss on sales charged to expense	(14,296)	(9,882)

Real estate acquired in settlement of loans, end of period	$67,331	$62,058

During the three-month period ended March 31, 2011 and March 31, 2010, the Bank received proceeds of $1.7 million and $2.1 million, respectively, in total sales of property acquired in settlement of loans. At March 31, 2011, ten assets with a net carrying amount of $2.0 million were under contract for sale and are expected to close in the second quarter of 2011.

13. Deposits

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

The following table summarizes traditional deposit composition at the periods indicated.

(dollars in thousands)	March 31,	December 31,
	2011	2010
Noninterest-bearing demand deposits	$156,728	$148,933
Interest-bearing demand deposits	230,000	230,084
Savings deposits	44,843	43,724
Money market deposits	290,397	312,007
Brokered deposits	139,290	140,151
Time deposits less than $100,000	409,137	416,098
Time deposits $100,000 or more	391,577	405,393

Total deposits	$1,661,972	$1,696,390

At March 31, 2011, $0.6 million of overdrawn transaction deposit accounts were reclassified to loans, compared with $0.3 million at December 31, 2010.

The following table summarizes interest expense on traditional deposit accounts at the periods indicated.

	For the Three Month Periods
(dollars in thousands)	Ended March 31,
	2011	2010
Interest-bearing demand deposits	$482	$580
Savings deposits	28	27
Money market deposits	583	941
Time deposits	4,075	4,854

Total interest expense on deposits	$5,168	$6,402

As a result of being critically undercapitalized at March 31, 2011, under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank’s capital levels do not allow the Bank to increase or renew brokered deposits balances, including all Certificate of Deposit Account Registry Service (“CDARS”), without prior approval from regulators. Regulatory limitations on the ability to accept brokered deposits will also limit the Company’s deposit funding options. Based on its existing capital ratios, the Bank could be subject to limitations on the maximum interest rates it can pay on deposit accounts and certain restrictions on brokered deposits. However, on August 2, 2010 the Bank was notified by the FDIC that the geographic areas in which the Bank operates are considered high-rate areas. Accordingly, the Bank is able to offer interest rates on deposits up to 75 basis points over the prevailing interest rates in its geographic areas.

14. Borrowings

The following schedule details the Company’s FHLB borrowings and other indebtedness at the periods indicated.

(dollars in thousands)	March 31,	December 31,
	2011	2010
Retail repurchase agreements	$10,551	$9,628
Federal Home Loan Bank advances	144,112	144,485
Subordinated debt	2,500	7,500
Junior subordinated debt	56,702	56,702

Total borrowings	$213,865	$218,315

Funds are borrowed on an overnight basis through retail repurchase agreements with bank customers and federal funds purchased from other financial institutions. Retail repurchase agreement borrowings are collateralized by securities of the U.S. Treasury and U.S. Government agencies and corporations.

At March 31, 2011, the Bank had a line of credit at the FRBR totaling $26.7 million, of which there was no outstanding balance at period end. The Bank had no other federal funds purchased lines as of March 31, 2011. At December 31, 2010, the Bank had no line of credit at the Federal Reserve Bank.

At March 31, 2011, the FHLB advances have approximate contractual maturities between five months and seven years. The scheduled maturities of the advances are as follows:

(dollars in thousands)
2011	$25,000
2012	15,000
2013	20,220
2014	15,217
2015	18,276
2016 and thereafter	50,399

Total FHLB advances	$144,112

The Bank had no line of credit with the FHLB at March 31, 2011. However, at March 31, 2011, current outstanding FHLB advances under the discontinued line amounted to $144.1 million and were at interest rates ranging from 0.27% to 6.15%. These borrowings were secured by delivered collateral on qualifying mortgage loans and, as required, by other qualifying collateral. At December 31, 2010, FHLB advances amounted to $144.5 million and were at interest rates ranging from 0.27% to 6.15%.

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

On December 30, 2010 and February 28, 2011, the Bank consummated conversion agreements with SunTrust Bank, pursuant to which $12.5 million of the outstanding principal amount of the $15.0 million subordinated term loan from SunTrust to the Bank issued on June 30, 2008 was converted into 12.5 million shares of nonvoting, nonconvertible, nonredeemable cumulative preferred stock, par value $1.00 per share, of the Bank. The Bank amended its articles of association to authorize the preferred stock issued to SunTrust in the conversions. The preferred stock carries an 8.0% dividend rate.

During the second quarter of 2010, the Company suspended payment of interest on trust preferred securities for liquidity purposes. The associated interest expense on trust preferred securities has been fully accrued and is included in the Consolidated Statements of Operations.

15. Deferred Income Taxes

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

In the first quarter of 2011, the Company recorded $0.1 million of federal income tax benefit to reduce its deferred tax valuation allowance established on previously recorded deferred tax assets. The tax benefit resulted from adjustment of the deferred tax liability related to appreciation in the Company’s available-for-sale investment portfolio. The Company also recorded a deferred tax valuation allowance on the tax benefit related to the loss recognized during the three-months ended March 31, 2011 due to the uncertainty of future taxable income necessary to fully realize the recorded net deferred tax asset.

Changes in net deferred tax asset were as follows:

(dollars in thousands)	March 31,	December 31,
	2011	2010
Balance at beginning of year	$925	$447
Income tax effect from change in unrealized gains on available-for-sale securities	108	2,212
Employee benefit plan	(264)	(427)
Deferred income tax benefit on continuing operations	17,686	52,083
Valuation allowance on deferred tax assets	(17,294)	(53,390)

Balance at end of period	$1,161	$925

The components of deferred tax assets and liabilities and the tax effect of each are as follows:

(dollars in thousands)	March 31, 2011	December 31, 2010
Deferred tax assets:
Allowance for loan losses	$28,527	$37,388
Net operating loss	56,544	36,902
Compensation and benefit plans	2,109	2,102
Pension and other post-retirement benefits	1,187	1,451
Other real estate owned	9,369	3,815
Net unrealized securities losses	451	343
Other	707	701

Subtotal deferred tax assets	98,894	82,702
Less: Valuation allowance	(93,029)	(75,735)

Total deferred tax assets	5,865	6,967

Deferred tax liabilities:
Core deposit intangible	1,569	1,648
Mortgage servicing rights	—	931
Depreciable basis of premises and equipment	1,172	1,251
Net deferred loan fees and costs	872	898
SAB 109 valuation	67	265
Other	1,024	1,049

Total deferred tax liabilities	4,704	6,042

Net deferred tax assets	$1,161	$925

As of March 31, 2011 and December 31, 2010, net deferred income tax assets totaling $1.2 million and $0.9 million, respectively, are recorded on the Company’s balance sheet. No valuation allowance is recorded for unrealized losses on investment securities because it is not more likely than not that the Company will have to sell these securities at a loss.

16. Postretirement Employee Benefit Plans

The accompanying table details the components of the net periodic costs of the Company’s postretirement benefit plans as recognized in the Company’s Consolidated Statements of Operations:

	Three Months Ended
(dollars in thousands)	March 31,
	2011	2010
Pension Plan
Service cost	$—	$45
Interest cost	171	172
Expected return on plan assets	(175)	(149)
Amortization of prior service cost	—	—
Amortization of net actuarial loss	85	92

Net periodic pension cost	$81	$160

Supplemental Executive Retirement Plan
Service cost	$10	$61
Interest cost	48	38
Expected return on plan assets	—	—
Amortization of prior service credit	(1)	—
Amortization of net actuarial loss	7	12

Net periodic SERP cost	$64	$111

Other Postretirement Defined Benefit Plans
Service cost	$—	$6
Interest cost	30	23
Expected return on plan assets	—	—
Amortization of prior service cost/(credit)	12	(1)
Amortization of net actuarial loss	—	6

Net periodic postretirement benefit cost	$42	$34

The Company expects to contribute $750,000 to its pension plan in 2011. The other postretirement benefit plans are unfunded plans; and consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.

17. Recent Accounting Pronouncements

In July 2010, the FASB issued an update to the accounting standards for disclosures associated with credit quality and the allowance for loan losses. This standard requires additional disclosures related to the allowance for loan loss with the objective of providing financial statement users with greater transparency about an entity’s loan loss reserves and overall credit quality. Additional disclosures include showing on a disaggregated basis the aging of receivables, credit quality indicators, and troubled debt restructurings with their effect on the allowance for loan loss. The disclosures as of the end of a reporting period are effective for interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations; however, it increased the amount of disclosures in the notes to the financial statements.

In April 2011, the FASB issued an update to the accounting standards that clarifies which loan modifications constitute troubled debt restructurings. The standard updated is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. This standard update also addresses the deferral of the disclosures related to troubled debt restructurings as required by the July 2010 accounting standard update on disclosures associated with credit quality and the allowance for loan losses. For public companies, the new guidance is effective for the interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The Company is evaluating the impact of the adoption of this standard.

In May 2011, the FASB issued an update to the accounting standards in an effort to achieve common fair value measurement and disclosure requirements between U.S. generally accepted accounting principles and international financial reporting standards. This guidance clarifies the FASB’s intent about the highest and best use valuation premise and also provides guidance on measuring the fair value of an instrument classified in shareholders’ equity, the treatment of premiums and discounts in fair value measurement and measuring fair value of financial instruments that are managed within a portfolio. This standard also expands the disclosure requirements related to fair value measurements, including a requirement to disclose valuation processes and sensitivity of the fair value measurement to changes in unobservable inputs for fair value measurements categorized within Level 3 of the fair value hierarchy and categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. For public companies, the new guidance is effective for the interim and annual periods beginning on or after December 15, 2011, and early application is not permitted. The Company is evaluating the impact of the adoption of this standard.

18. Derivative Financial Instruments

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

For the three months ended March 31, 2011, the interest rate swaps designated as a fair value hedge resulted in decreased interest expense of $225,000 on FHLB advances than would otherwise have been recognized for the liability. The fair value of the swaps at March 31, 2011 was recorded on the Consolidated Balance Sheets as an asset in the amount of $1.1 million.

Net gains recognized on the fair value swaps were $92,000 at March 31, 2011 and $46,000 at March 31, 2010.

Mortgage banking derivatives used in the ordinary course of business consist of mandatory forward sales contracts (forward contracts) and rate lock loan commitments. The fair value of the Company’s derivative instruments is measured primarily by obtaining pricing from broker-dealers recognized to be market participants. These operations discontinued in March 2011.

The table below provides data about the carrying values of derivative instruments:

	As of March 31, 2011			As of December 31, 2010
	Assets	(Liabilities)		Assets	(Liabilities)
(dollars in thousands)	Carrying Value	Carrying Value	Derivative Net Carrying Value	Carrying Value	Carrying Value	Derivative Net Carrying Value
Derivatives designated as hedging instruments:
Interest rate swap contracts - FHLB advances (1)	$1,144	$—	$1,144	$1,415	$—	$1,415
Derivatives not designated as hedging instruments:
Mortgage loan rate lock commitments (2)	$—	$—	$—	$—	$(55)	$(55)
Mortgage loan forward sales and MBS (3)	—	—	—	44	—	44

(1)	Included in “Federal Home Loan Bank advances” on the Company’s Consolidated Balance Sheets.
(2)	Included in “Liabilities from discontinued operations” on the Company’s Consolidated Balance Sheets.
(3)	Included in “Assets from discontinued operations” on the Company’s Consolidated Balance Sheets.

The following table provides data about the amount of gains and losses related to derivative instruments designated as hedges included in the Accumulated other comprehensive loss section of Shareholders’ Equity on the Company’s Consolidated Balance Sheets, and in Other income in the Company’s Consolidated Statements of Operations:

	Loss, Net of Tax
	Recognized in Accumulated Other Comprehensive Loss (Effective Portion)
(dollars in thousands)	As of March 31, 2011	As of March 31, 2010
Derivatives designated as hedging instruments:
Interest rate swap contracts - trust preferred	$—	$(203)

	Gain Net of Tax Recognized in Income
(dollars in thousands)	As of March 31, 2011	As of March 31, 2010
Derivatives designated as hedging instruments:
Interest rate swap contracts - FHLB advances	$56	$27

(dollars in thousands)	Gain/(Loss) During Three Months Ended
	March 31, 2011	March 31, 2010
Derivatives not designated as hedging instruments:
Mortgage loan rate lock commitments (1)	$55	$(9)
Mortgage loan forward sales and MBS (1)	(44)	(11)

Total	$11	$(20)

(1)	Recognized in “Net loss from discontinued operations” in the Company’s Consolidated Statements of Operations.

19. Fair Values of Assets and Liabilities

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, derivative assets, certain FHLB advances hedged by interest rate swaps designated as fair value hedges and mortgage servicing rights are recorded at fair value on a recurring basis. Additionally, from time-to-time, the Company may be required to record at fair value other assets and liabilities on a nonrecurring basis, such as loans held for sale, loans held for investment, impaired loans and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve application of lower or cost or market accounting or write-downs of individual assets or liabilities.

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

Loans Held for Sale

The Company originates loans under various loan programs and other secondary market conventional products, which are sold in the secondary market. Additionally, Dover originated residential mortgage loans held for sale through the retail and wholesale mortgage segment. Dover discontinued operations on March 17, 2011 and no longer originates mortgage loans.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans. At March 31, 2011 and December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loans as nonrecurring Level 3.

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

Mortgage Servicing Rights

Mortgage servicing rights are recorded at fair value on a recurring basis, with changes in fair value recorded as a component of mortgage loan sales. A valuation model, which utilizes a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate, is used to determine fair value. Loan servicing rights are adjusted to fair value through a valuation allowance as determined by the model. As such, the Company classifies mortgage servicing rights as Level 3. In February 2011, the Company sold its mortgage servicing rights on mortgages owned by Fannie Mae.

Federal Home Loan Bank Advances

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities carried at fair value on a recurring basis at March 31, 2011 for continuing operations, including financial instruments which the Company accounts for under the fair value option, are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities:
U.S. Treasury and government agencies	$11,761	$—	$11,761	$—
U.S. government sponsored agencies	43,035	—	43,035	—
States and political subdivisions	24,075	—	24,075	—
Residential mortgage-backed securities-GSE	287,403	—	287,403	—

Total available-for-sale securities	366,274	—	366,274	—

Fair value of interest rate swaps	1,144	—	1,144	—

Total assets at fair value from continuing operations	$367,418	$—	$367,418	$—

Liabilities:
FHLB advances - fair value hedge	$713	$—	$713	$—

Total liabilities at fair value from continuing operations	$713	$—	$713	$—

Assets and liabilities carried at fair value on a recurring basis at December 31, 2010 for continuing operations, including financial instruments which the Company accounts for under the fair value option, are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities:
U.S. Treasury and government agencies	$21	$—	$21	$—
U.S. government sponsored agencies	23,516	—	23,516	—
States and political subdivisions	24,458	—	24,458	—
Residential mortgage-backed securities-GSE	257,336	—	257,336	—

Total available-for-sale securities	305,331	—	305,331	—

Mortgage servicing rights	2,359	—	—	2,359
Fair value of interest rate swaps	1,415	—	1,415	—

Total assets at fair value from continuing operations	$309,105	$—	$306,746	$2,359

Liabilities:
FHLB advances - fair value hedge	$1,076	$—	$1,076	$—

Total liabilities at fair value from continuing operations	$1,076	$—	$1,076	$—

Assets and liabilities carried at fair value on a recurring basis at March 31, 2011 for discontinued operations, including financial instruments which the Company accounts for under the fair value option, are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$12,333	$—	$12,333	$—

Total assets at fair value from discontinued operations	$12,333	$—	$12,333	$—

Assets and liabilities carried at fair value on a recurring basis at December 31, 2010 for discontinued operations, including financial instruments which the Company accounts for under the fair value option, are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$16,119	$—	$16,119	$—
Derivative assets - Dover	44	—	44	—

Total assets at fair value from discontinued operations	$16,163	$—	$16,163	$—

Liabilities:
Derivative liabilities - Dover	$55	$—	$55	$—

Total liabilities at fair value from discontinued operations	$55	$—	$55	$—

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2011.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(dollars in thousands)	Mortgage Servicing Rights
Beginning balance at January 1, 2011	$2,359
Total gains or losses (realized/unrealized):
Included in earnings	(117)
Purchases, issuances and settlements	—
Servicing rights sold	(2,242)

Ending balance at March 31, 2011	$—

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Assets measured at fair value on a nonrecurring basis are included in the following table at March 31, 2011 for continuing operations:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans	$69,588	$—	$8,744	$60,844
Other real estate owned	38,964	—	109	38,855

Total assets at fair value from continuing operations	$108,552	$—	$8,853	$99,699

Assets measured at fair value on a nonrecurring basis are included in the following table at December 31, 2010 for continuing operations:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans	$137,152	$—	$70,827	$66,325
Other real estate owned	19,173	—	7,948	11,225

Total assets at fair value from continuing operations	$156,325	$—	$78,775	$77,550

Assets measured at fair value on a nonrecurring basis are included in the following table at March 31, 2011 for discontinued operations:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Other real estate owned	$62	$—	$62	$—

Total assets at fair value from discontinued operations	$62	$—	$62	$—

Assets measured at fair value on a nonrecurring basis are included in the following table at December 31, 2010 for discontinued operations:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Other real estate owned	$168	$—	$—	$168

Total assets at fair value from discontinued operations	$168	$—	$—	$168

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value for each class of the Company’s financial instruments.

Cash and cash equivalents. The carrying amounts for cash and due from banks approximate fair value because of the short maturities of those instruments.

Investment securities. The fair value of investment securities is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The fair value of equity investments in the restricted stock of the FRBR and FHLB approximates the carrying value.

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

Accrued interest receivable and payable. The carrying amounts of accrued interest approximate fair value.

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

Subordinated debt. The carrying value of the Company’s fixed rate subordinated debt approximates fair value.

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

The estimated fair values of financial instruments for continuing operations are as follows:

	As of March 31, 2011		As of December 31, 2010
(dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets of Continuing Operations
Cash and cash equivalents	$147,659	$147,659	$160,594	$160,594
Investment securities: Available-for-sale	366,274	366,274	305,331	305,331
Loans, net	1,120,175	1,063,922	1,210,288	1,160,163
Accrued interest receivable	5,748	5,748	5,747	5,747
Bank-owned life insurance	33,488	33,488	31,968	31,968

Financial Liabilities of Continuing Operations
Deposits	$1,661,972	$1,636,176	$1,696,390	$1,682,704
Retail repurchase agreements	10,551	10,551	9,628	9,628
Federal Home Loan Bank advances	144,112	149,237	144,485	150,466
Subordinated debt	2,500	2,500	7,500	7,500
Junior subordinated debentures	56,702	42,342	56,702	41,681
Accrued interest payable	2,882	2,882	2,592	2,592

The estimated fair values of financial instruments for discontinued operations are as follows:

	As of March 31, 2011		As of December 31, 2010
(dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets of Discontinued Operations	$12,434	$12,434	$37,228	$37,228

20. Common Dividends

FNB United is a legal entity separate and distinct from the Bank and depends on the payment of dividends from the Bank to make dividend payments to its shareholders. FNB United and the Bank are subject to regulatory policies and requirements relating to the payment of dividends. As a result of the written agreement between FNB United and FRBR, FNB United may not declare or pay any dividends on common stock, or take any dividends from the Bank, without the prior written approval from the regulators. The Company has not declared any dividends with respect to its common stock in 2011.

Under federal law, the Bank must obtain the prior approval of the OCC to pay dividends if the total of all dividends declared by the Bank in any calendar year will exceed the sum of its net income for that year and its retained net income for the preceding two calendar years, less any transfers required by the OCC or to be made to retire any preferred stock. Federal law also prohibits the Bank from paying dividends that in the aggregate would be greater than its undivided profits after deducting statutory bad debts in excess of its loan loss allowance. The Consent Order further prohibits the Bank from paying any dividends without the prior written determination of supervisory non-objection of the OCC. The Bank is currently critically undercapitalized and thus is prohibited by law from making any dividend payments.

21. Subsequent Events

Tax Benefit Preservation Plan

On April 8, 2011, the Board of Directors of the Company, declared a dividend of one preferred share purchase right (a “Right”) in respect of each share of common stock of the Company (“Common Share”) outstanding at the close of business on April 25, 2011 (the “Record Date”), and to become outstanding between the Record Date and the earliest of the Distribution Date, the Redemption Date and the Final Expiration Date (each as defined in the Plan). The Rights will be issued pursuant to a Tax Benefits Preservation Plan, dated as of April 15, 2011 (the “Plan”), between the Company and Registrar and Transfer Company, as Rights Agent (the “Rights Agent”). Each Right represents the right to purchase, upon the terms and subject to the conditions in the Plan, 1/10,000th of a share of Junior Participating Preferred Stock, Series B, par value $10.00 per share (“Preferred Share”), for $0.64 (the “Purchase Price”), subject to adjustment.

The purpose of the Plan is to protect the Company’s ability to use certain tax assets, such as net operating loss carry-forwards (the “Tax Benefits”), to offset future income. The Company’s use of the Tax Benefits in the future would be significantly limited if it experiences an “ownership change” for U.S. federal income tax purposes. In general, an “ownership change” will occur if there is a cumulative increase in the Company’s ownership by “5-percent shareholders” (as defined under U.S. income tax laws) that exceeds 50 percentage points over a rolling three-year period.

The Plan is designed to reduce the likelihood that the Company will experience an ownership change by discouraging any person from becoming a beneficial owner of 4.99% or more of the then outstanding Common Shares (a “Threshold Holder”). There is no guarantee, however, that the Plan will prevent the Company from experiencing an ownership change.

A corporation that experiences an ownership change will generally be subject to an annual limitation on certain of its pre-ownership change tax assets in an amount generally equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments).

In connection with the adoption of the Plan above, the Board of Directors approved an amendment to Company’s Articles of Incorporation for the purpose of creating the Junior Participating Preferred Stock, Series B, par value $10.00 per share, and to fix the designation, preferences, limitations and relative rights thereof (the “Articles of Amendment”). The Articles of Amendment were filed with the Secretary of the State of North Carolina and became effective on April 15, 2011.

Merger Agreement with the Bank of Granite and Recapitalization Investment Agreements

On April 26, 2011, the Company and Bank of Granite Corporation (“Granite”), parent company of Bank of Granite, entered into an agreement and plan of merger (the “Merger Agreement”) pursuant to which a wholly owned subsidiary of the Company would, subject to the terms and conditions of the Merger Agreement, merge with and into Granite, with Granite surviving as a subsidiary of the Company (the “Merger”). Upon consummation of the Merger, each outstanding share of Granite’s common stock, par value $1.00 per share (“Granite Common Stock”), other than shares held by the Company, Granite or any of their respective wholly owned subsidiaries and other than shares owned in a fiduciary capacity or as a result of debts previously contracted, will be converted into the right to receive 3.375 shares of FNB Common Stock.

In connection with the Merger Agreement, the Company entered into separate binding investment agreements (the “Investment Agreements”) with Carlyle and Oak Hill Capital (together, the “Anchor Investors”) to sell to the Anchor Investors FNB common stock, subject to the terms of the Investment Agreements. Subject to the terms and conditions of the Investment Agreements, each of the Anchor Investors agreed to purchase 484,375,000 shares of FNB common stock at a price of $0.16 per share, or approximately $77.5 million for each of Carlyle and Oak Hill Capital (the “Investments”). If the Investments are completed, each Anchor Investor will own approximately 23.02% of the voting equity of the Company after giving effect to the Merger, the Investments, and the other transactions contemplated to be implemented in connection with such transactions. Issuance of the shares upon the closing of the Investments (the “Closing”) is subject to a number of conditions, which are set forth in the Investment Agreements.

TARP Exchange

The United States Department of Treasury (the “Treasury”) issued a letter, dated April 6, 2011, indicating its agreement to exchange the Company’s preferred stock held by the Treasury for the Company’s Common Stock having a value equal to the sum of 25% of the aggregate liquidation preference of the preferred stock (i.e., $51.5 million) plus 100% of the amount of accrued and unpaid dividends on the preferred stock as of the closing date (the “TARP Exchange”). In the letter of intent, Treasury has also indicated its intent to adjust its warrant to reduce the warrant exercise price. The TARP Exchange is subject to the negotiation and execution of a definitive agreement with Treasury, the completion of the recapitalization and the SunTrust Settlement.

Deferred Prosecution Agreement

The Anchor Investors required that the Investment Agreements include, as a condition to closing, that the Bank resolve a potential claim with the U.S. Attorney for the Western District of North Carolina (the “U.S. Attorney”) and the U.S. Department of Justice (the “DOJ”) arising from a Grand Jury Subpoena received by the Bank from the U.S. Attorney dated August 11, 2010. The subpoena related to one of the Bank’s customers who, at the time of the subpoena, was under indictment for, and was subsequently convicted of, securities fraud, wire fraud and money laundering relating to a suspected Ponzi scheme. The Bank responded in full to the subpoena, which had requested comprehensive documentation related to the Bank’s compliance with the Bank Secrecy Act and Anti-Money Laundering (“BSA/AML”) laws from January 1, 2005 onward.

To facilitate the signing of the Investment Agreements, following discussions with representatives of the U.S. Attorney and the DOJ, the Bank, the U.S. Attorney and the DOJ agreed to enter into a deferred prosecution agreement (“DPA”) to settle any potential claims. The DPA was signed on April 26, 2011 and its effectiveness is conditioned on approval of the DPA by the U.S. District Court for the Western District of North Carolina (the “District Court”). Under the terms of the DPA, the DPA will be in effect for 24 months from its effective date and will require the Bank to (1) implement the Office of the Comptroller of the Currency’s recommendations relating to the Bank’s BSA/AML compliance program, (2) pay on the Closing Date $400,000 to the District Court for distribution to the victims of the fraud perpetrated by the customer, (3) submit to the U.S. Attorney and the DOJ periodic certifications of the Bank’s BSA/AML compliance, and (4) strengthen the Bank’s BSA/AML compliance program in order to support a finding within six months after the termination date of the DPA that no material deficiencies exist with respect to the Bank’s BSA/AML program. It is not expected that there will be any other actions required by the Bank with respect to this matter other than those contained in the DPA or that compliance with the DPA will have a material adverse effect on the Bank’s operations. In return for the Bank’s compliance with these undertakings, the DPA obligates the U.S. Attorney and the DOJ to, within 30 days after its expiration (extendable for up to 60 additional days at DOJ’s discretion), request dismissal of the criminal charges filed against the Bank in connection with the execution of the DPA.

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

The Bank had a mortgage banking subsidiary, Dover Mortgage Company. Dover maintained a retail origination network based in Charlotte, North Carolina, which originated loans for properties located in North Carolina. Dover previously engaged in the wholesale mortgage origination business and conducted retail mortgage origination business outside of North Carolina. Operations outside of the State of North Carolina were discontinued in February 2011. On March 17, 2011, Dover discontinued all of its remaining operations.

Management’s Plans and Intentions

The Company incurred significant net losses in 2009, which continued in 2010 and 2011, primarily from the higher provisions for loan losses due to the significant level of nonperforming assets and the write-off of goodwill. The Bank consented and agreed to the issuance of the Consent Order (“Order”) by the OCC in July 2010 and FNB United entered into a written agreement with the FRB in October 2010. The Company’s independent registered public accounting firm issued a report with respect to the Company’s audited financial statements for the fiscal years ended December 31, 2010 and 2009, which contained an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern. The following strategies have been or are being implemented:

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

Deferring Preferred Stock and Trust Preferred Securities Payments – The Company began deferring the payment of cash dividends on its outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A, beginning in the second quarter 2010, as well as the payment of interest on the outstanding junior subordinated notes related to its trust preferred securities to enhance the Company’s liquidity. The expense associated with trust preferred securities continues to accrue and is reflected in the Company’s Consolidated Statements of Operations. The dividends on preferred stock are shown as an increase to net loss to derive net loss available to common shareholders in the Consolidated Statements of Operations.

Balance Sheet Reductions – Management is implementing strategies to improve capital ratios through the reduction of assets and off-balance sheet commitments. At March 31, 2011, risk-weighted assets have been reduced by $104.7 million since December 31, 2010. Reductions occurred primarily in reductions in the commercial loan portfolio. On December 30, 2010, the Bank sold $32.9 million of mortgage loans held for investment and recognized a net gain of $383,000, including transaction costs. Management expects future reductions in risk-weighted assets to be moderate and occur primarily in the loan portfolio. To offset the majority of asset reductions, liabilities declined primarily through reductions in deposits by $34.4 million. Future liability reductions are expected to occur primarily in deposits, primarily public unit deposits and high-rate NOW accounts and certificates of deposits.

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

Stimulus Loan Program – The Bank implemented in 2009 a stimulus loan program to facilitate the sale of residential real estate held as collateral for some of the Bank’s nonperforming and performing loans and certain Bank-owned properties. The purpose of the program is to reduce the Bank’s credit concentrations and nonperforming assets by providing attractive terms that both fill the mortgage lending void created by the ongoing recession and incent potential buyers to purchase real estate. The Bank offered a reduced interest rate to qualified new borrowers to encourage them to purchase properties in this program. New borrowers are qualified according to the Bank’s normal consumer and mortgage underwriting standards. The Bank records these loans at fair value at time of issue. Existing unimpaired development loans that become part of the program are considered impaired upon inclusion in the stimulus loan program. The Bank discontinued the program in the first quarter of 2011. The Bank currently has $41.6 million in loans under the stimulus loan program, of which, $15.2 million required a fair value adjustment of $105,000 as of March 31, 2011. The fair value adjustment is recorded as a reduction of the outstanding loan balance on the balance sheet and accreted into interest income over the contractual life of the loan. The Company has discontinued the stimulus loan program and the last stimulus loan was booked during the first quarter of 2011. The Company will continue to report stimulus loan information, as indicated above, through the filing of the annual report on Form 10-K for the year ending December 31, 2011.

Additional Capital – The Company has engaged two investment banking firms to assist the Company in identifying strategic alternatives and in raising capital. On April 26, 2011, FNB United entered into investment agreements with Carlyle and Oak Hill Capital to recapitalize the Company, as well as a merger agreement with Bank of Granite Corporation. Details of the investment agreements and the merger agreement can be found in Note 21, Subsequent Events. Currently, the Company is working diligently to reach agreement with additional investors; however, there are no assurances that the Company will succeed in securing additional investors or be able to complete the investments even if agreements are reached with additional investors. The successful completion of all or any portion of the capital plan is not assured, and no assurance can be made that the capital plan will not be materially modified in the future. If the Company is not able to complete a substantial portion of the capital plan, its regulatory capital ratios may be materially and adversely affected and its ability to withstand continued adverse economic conditions could be threatened. Details of the investment agreements and the merger agreement can be found in Note 21, Subsequent Events.

Liquidity

The Company has a 45-office system of community offices, commonly referred to as branches, that has provided a significant and stable source of local funding. In addition, the Company has a contingency funding plan pursuant to which FNB United and the Bank review monthly or more frequently liquidity needs based on a number of potential stress conditions. These conditions include, but are not limited to, deposit outflow and reductions in wholesale borrowing lines, including brokered deposits. Liquidity sources are stressed to determine if sufficient liquidity is available to meet potential funding needs. In all scenarios determined plausible by management, the Bank is able to meet liquidity needs through remaining borrowing lines, reducing loan originations, sales of assets, and scheduled cash flow that is not redeployed. The Bank is active in maximizing borrowing lines that can be drawn against under all financial conditions, as well as managing asset and liability cash flows to maintain adequate liquidity levels.

Both FNB United and the Bank actively manage liquidity. FNB United suspended its dividend to shareholders until such time as the Bank returns to profitability and either receives or is not required to receive regulatory approval for the payment of dividends. FNB United began deferring the payment of cash dividends on its outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A, beginning in the second quarter 2010, as well as the payment of interest on the outstanding junior subordinated notes related to its trust preferred securities to enhance the Company’s liquidity. The expense associated with trust preferred securities continues to accrue and is reflected in the Company’s Consolidated Statements of Operations. The dividends on preferred stock are shown as an increase to net loss to derive net loss to common shareholders in the Consolidated Statements of Operations.

Based on current and expected liquidity needs and sources, management expects the Bank to be able to meet its obligations at least through December 31, 2011. Cash and cash equivalents at the Bank at March 31, 2011 were approximately $147.7 million. Liquidity at the Bank is largely dependent upon deposits, which fund 90% of the

Company’s assets. Despite reported negative earnings performance during 2010, the Bank’s deposits decreased from December 31, 2010 to March 31, 2011 by only $34.4 million, a much lower amount than loan reductions. The Bank’s loan portfolio does not have features that could rapidly draw additional funds, which would cause an elevated need for additional liquidity at the Bank.

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

Capital

The Bank is subject to increased minimum capital requirements from the OCC. The Company has been actively working to raise capital. On April 26, 2011, FNB United entered into investment agreements with Carlyle and Oak Hill Capital to recapitalize the Company, as well as a merger agreement with Bank of Granite Corporation. The Company is working to reach agreement with additional investors to achieve an aggregate capital raise of $310 million. The Company also is controlling asset growth, which should help reduce its risk profile and improve capital ratios through reductions in the amount of outstanding loans, particularly loans with higher risk weights, and a corresponding reduction of liabilities. As a critically undercapitalized institution, the Company is subject to restrictions on asset growth. Outstanding loans are being reduced by slowing loan originations and through normal principal amortization. The Company may also seek commercial note sales arrangements with other lenders or private equity sources. Based on its forecasts and projections, management expects the Bank to remain below well-capitalized, according to current regulatory guidelines, through December 31, 2011, unless current capital improvement efforts are successful.

As a result of the Order, the Board of Directors of the Bank has formed a compliance committee of some of its members to oversee management’s response to all sections of the Order. The committee is monitoring compliance with the Order, including adherence to deadlines for submission to the OCC of the information required under the Order.

The Company has engaged legal counsel, regulatory experts and various consultants to assist it with compliance with the Order. They have been advising the Company on additional action plans and strategies to reduce the level of nonperforming assets and to increase capital. These advisors work directly with the Board of Directors and Bank management to assure that all opportunities for improvement are considered.

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

To improve its results of operations, the Company’s primary focus is to reduce significantly the amount of its nonperforming assets. Nonperforming assets decrease profitability because they reduce the balance of earning assets, may require additional loan loss provisions or write-downs, and require significant devotion of staff time and financial resources to resolve. The level of nonperforming assets (loans not accruing interest, restructured loans, loans past due 90 days or more and still accruing interest, and other real estate owned) decreased to $360.1 million as of March 31, 2011, as compared to $392.2 million as of December 31, 2010. The Company believes that the elevated levels of nonperforming assets occurred largely as a result of the severe housing downturn and deterioration in the residential real estate market, as many of the Bank’s commercial loans are for residential real estate projects.

The Company has moved aggressively to address the credit quality issues by attentively managing its reserves for losses and directing the efforts of a team of experienced workout specialists solely to manage the resolution of nonperforming assets. This group allows the remainder of the Bank’s credit administration and banking personnel to focus on managing the performing loan portfolio, while enhancing objectivity in problem loan resolution by removing from that process the originating or managing lender.

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

Continued Expense Control

The Company is committed to maintaining current cost control measures and believes that this effort will play a major role in improving its performance. The Company also believes that its technology allows it to be efficient in its back-office operations. In addition, as the level of nonperforming assets is reduced, the operating costs associated with carrying those assets, such as maintenance, insurance and taxes will decrease.

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

Conclusion

Management projections for 2011 reflect continued stress on the Bank’s loan portfolio followed by earnings improvement in 2012 primarily as a result of lower levels of loan loss provisions and some recoveries of previously recognized loan losses. In the current interest rate environment, earnings will at most be only minimally affected by further declines in interest rates. Any increase in interest rates is expected to have a positive impact on the earnings of the Bank, with the extent of that impact dependent on the amount of increase. Management’s current projections and forecasts for 2011 include an insignificant increase in interest rates, notwithstanding increasing evidence of economic recovery.

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

While the Company believes that it is taking appropriate steps to respond to these economic risks and regulatory actions, continuation as a going concern is dependent on raising additional capital. Accordingly, the Company is taking steps that would raise capital above required regulatory levels and levels at which the Bank could profitably operate, including entering into investment agreements with Carlyle and Oak Hill Capital to recapitalize the Company, as well as a merger agreement with Bank of Granite Corporation, and the search for additional investors to join Carlyle and Oak Hill Capital in a equity capital financing of approximately $310 million. There can be no assurances that FNB United will be successful in its efforts to raise additional capital.

The Company’s total assets at March 31, 2011, including discontinued operations, were $1.8 billion, a decrease of 4%, or $74.4 million, from year-end 2010. The decrease in assets is largely due to selective reduction of high risk-weighted assets and funding sources as part of management’s plan to improve regulatory capital ratios in connection with the Order with the OCC. Investments increased $60.9 million, or 20%. The Company utilized excess cash from excessive loan runoff to actively increase the available-for-sale investment portfolio in an effort to improve liquidity levels. Gross loans held for investment totaled $1.2 billion at March 31, 2011, representing a decrease of $115.1 million, or 9%, from the prior year end.

Management is implementing strategies to improve capital ratios through the reduction of assets and off-balance sheet commitments. At March 31, 2011, risk-weighted assets have been reduced by $104.7 million since December 31, 2010. Reductions occurred primarily in reductions in the commercial loan portfolio. On December 30, 2010, the Bank sold $32.9 million of mortgage loans held for investment and recognized a net gain of $383,000, including transaction costs. Management expects future reductions in risk-weighted assets to be moderate and occur primarily in the loan portfolio. To offset the majority of asset reductions, liabilities declined primarily through reductions in deposits by $34.4 million. Future liability reductions are expected to occur primarily in deposits, primarily public unit deposits and high-rate NOW accounts and certificates of deposits.

Total deposits decreased $34.4 million, to $1.7 billion in 2011, representing a 2% reduction. Borrowings decreased $4.5 million, or 2%, during 2011, compared to December 31, 2010. Total shareholders’ equity decreased $38.9 million from the December 31, 2010 level, primarily from the Company’s net loss available to common shareholders of $44.7 million, including discontinued operations.

The Company experienced a net loss available to common shareholders of $44.7 million in the first three months of 2011 compared to net loss to common shareholders of $4.4 million for the same period in 2010. Contributing factors included a $20.2 million provision for loan losses in 2011 and a $16.2 million of OREO-related expense.

Noninterest income, excluding discontinued operations, was $3.7 million for the first three months ended March 31, 2011 and $4.7 million for the same period in 2010. Mortgage loan income decreased by $0.1 million, which is attributable to a drop in loan production volume throughout 2011. In addition, there was a decrease in net securities gains of $0.7 million and a decline of $0.5 million in service charges on deposit accounts due to reduced economic activity as well as the new “Opt-In” Regulation E changes that became effective for new and existing deposit customers this past year. These decreases were partially offset by a $0.1 million increase in cardholder and merchant service income and a $0.2 million increase in bank owned life insurance income.

Noninterest expense, excluding discontinued operations, for the first quarter of 2011 was $32.9 million, compared to $13.6 million for the same period in 2010. This 142% increase in noninterest expense is primarily attributed to an increase of $15.7 million in OREO-related expenses and an increase of 158%, or $1.1 million, in FDIC insurance. While professional fees also increased by $0.6 million, advertising and marketing expense decreased by $0.3 million due to less marketing campaigns and promotions.

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

The Bank has submitted all required materials and plans requested to the OCC within the given time periods. The Board of Directors submitted written strategic and capital plans to the OCC covering the requisite three-year period, and the Bank is revising such plan for resubmission in light of the recapitalization efforts discussed in Note 21, Subsequent Events.

Written Agreement

On October 21, 2010, FNB United entered into a written agreement with the FRBR. Pursuant to the agreement, FNB United’s Board of Directors is to take appropriate steps to utilize fully FNB United’s financial and managerial resources to serve as a source of strength to the Bank, including causing the Bank to comply with the Order it entered into with the OCC on July 22, 2010.

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

FNB United is to report to the FRBR quarterly regarding its progress in complying with the agreement. The provisions of the agreement will remain effective and enforceable until they are stayed, modified, terminated, or suspended in writing by the FRBR.

Financial highlights are presented in the accompanying table.

Selected Financial Data

(dollars in thousands, except per share data)	For the Three Months Ended March 31,
	2011	2010
Income Statement Data
Interest income	$15,469	$23,447
Interest expense	6,262	8,050

Net interest income	9,207	15,397
Provision for loan losses	20,183	9,490

Net interest (loss)/income after provision for loan losses	(10,976)	5,907
Noninterest income	3,697	4,695
Noninterest expense	32,864	13,559

Loss before income taxes	(40,143)	(2,957)
Income tax (benefit)/expense	(128)	599

Loss from continuing operations	(40,015)	(3,556)
Loss from discontinued operations, net of taxes	(3,693)	(21)

Net loss	(43,708)	(3,577)
Cumulative undeclared dividends on preferred stock	(1,020)	(819)

Net loss available to common shareholders	$(44,728)	$(4,396)

Period End Balances
Assets	$1,827,940	$2,032,544
Loans held for sale (1)	—	4,384
Loans held for investment (2)	1,188,904	1,548,405
Allowance for loan losses (1)	68,729	55,663
Deposits	1,661,972	1,683,281
Borrowings	213,865	236,694
Shareholders’ equity/(deficit)	(67,704)	94,800

Average Balances
Assets	$1,910,982	$2,075,684
Loans held for sale (1)	—	2,444
Loans held for investment (2)	1,263,976	1,555,348
Allowance for loan losses (1)	71,083	51,892
Deposits	1,689,577	1,709,876
Borrowings	216,725	250,274
Shareholders’ equity/(deficit)	(11,824)	98,742

Per Common Share Data
Net loss per common share from continuing operations - basic and diluted	$(3.59)	$(0.38)
Net loss per common share from discontinued operations - basic and diluted	(0.32)	—
Net loss available to common shareholders per share - basic and diluted	(3.91)	(0.38)
Cash dividends declared	—	—
Book value	(11.66)	3.72
Tangible book value (3)	(12.01)	3.30

Performance Ratios
Return on average assets	(9.28)%	(0.70)%
Return on average tangible assets (3)	(9.26)	(0.70)
Return on average equity (4)	NM	(14.69)
Return on average tangible equity (3)	NM	(15.46)
Net interest margin (tax equivalent)	2.13	3.35
Dividend payout on common shares (4)	NM	NM

Asset Quality Ratios
Allowance for loan losses to period end loans held for investment (1)	5.78%	3.59%
Nonperforming loans to period end allowance for loan losses (1)	425.71	360.46
Net chargeoffs (annualized) to average loans held for investment	14.48	0.80
Nonperforming assets to period end loans held for investment and foreclosed property (5)	28.66	15.23

Capital and Liquidity Ratios
Average equity to average assets	(0.62)%	4.76%
Total risk-based capital	(2.02)	10.53
Tier 1 risk-based capital	(2.02)	6.90
Leverage capital	(1.41)	5.62
Average loans to average deposits	74.81	90.96
Average loans to average deposits and borrowings	66.31	79.35

NM - Not Meaningful

(1)	Excludes discontinued operations.
(2)	Loans held for investment, net of unearned income, before allowance for loan losses.
(3)	Refer to the “Non-GAAP Measures” section in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(4)	Net loss available to common shareholders, which excludes preferred stock dividends, divided by average realized common equity which excludes accumulated other comprehensive loss.
(5)	Nonperforming loans and nonperforming assets include loans past due 90 days or more that are still accruing interest.

Application of Critical Accounting Policies

FNB United’s accounting policies are in accordance with accounting principles generally accepted in the United States and with general practice within the banking industry and are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. FNB United’s significant accounting policies are discussed in detail in Note 1 of the consolidated financial statements contained in the Annual Report on Form 10-K/A for the year ended December 31, 2010.

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

Carrying Value of Securities

Securities designated as available-for-sale are carried at fair value. However, the unrealized difference between amortized cost and fair value of securities available-for-sale is excluded from net income unless there is an other than temporary impairment and is reported, net of deferred taxes, as a component of stockholders’ equity as accumulated other comprehensive income/(loss). Premiums and discounts on securities are amortized and accreted according to the interest method.

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

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the increased credit losses, the Bank continues to be in a three-year cumulative pre-tax loss position as of March 31, 2011. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset, which is difficult to overcome. The Bank’s estimate of the realization of its deferred tax assets was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years and estimated unrealized losses in the available-for-sale investment portfolio. The Bank did not consider future taxable income in determining the realizability of its deferred tax assets. The Bank expects its income tax expense (benefit) will be negligible for the next several quarters until profitability has been restored for a reasonable time and such profitability is considered sustainable. At that time, the valuation allowance would be reversed. Reversal of the valuation allowance requires a great deal of judgment and will be based on the circumstances that exist as of that future date. If future events differ significantly from the Bank’s current forecasts, the Bank may need to increase this valuation allowance, which could have a material adverse effect on the results of operations and financial condition.

Summary

Management believes the accounting estimates related to the allowance for loan losses, valuation of OREO, the carrying value of securities and the valuation allowance for deferred tax assets are “critical accounting estimates” because: (1) the estimates are highly susceptible to change from period to period as they require management to make assumptions concerning the changes in the types and volumes of the portfolios and anticipated economic conditions, and (2) the impact of recognizing an impairment or loan loss could have a material effect on the Company’s assets reported on the balance sheet as well as its net earnings.

Results of Operations

Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets, primarily loans and investment securities, and interest expense paid on interest-bearing deposits and other interest-bearing liabilities. This measure represents the largest component of income for the Bank. The net interest margin measures how effectively the Bank manages the difference between the interest income earned on interest-earning assets and the interest expense paid for funds to support those assets. Changes in interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities, the rate of growth of the interest-earning assets and interest-bearing liabilities base, the ratio of interest-earning assets to interest-bearing liabilities, and the management of interest rate sensitivity factor into fluctuations within net interest income. An analysis is presented in the Company’s Average Balances and Net Interest Income Analysis for the three-month periods ended March 31, 2011 and 2010.

During the last several years, the financial markets experienced significant volatility resulting from the continued fallout of subprime lending and the global liquidity crisis. A multitude of government initiatives along with interest rate cuts by the Federal Reserve have been designed to improve liquidity for the distressed financial markets and stabilize the banking system. The relationship between declining interest-earning asset yields and more slowly declining interest-bearing liability costs has caused, and may continue to cause, net interest margin compression. Net interest margin compression may also continue to be impacted by continued deterioration of assets resulting in further interest income adjustments.

Net interest income was $9.2 million in 2011, compared to $15.4 million for the same period in 2010. This decrease of $6.2 million, or 40.2%, resulted primarily from a 8.0% decrease in the level of average earning assets accompanied by a decline in the net yield on earning assets, or net interest margin, from 3.35% in 2010 to 2.13% in 2011. On a taxable equivalent basis, the changes in net interest income was an $8.1 million decrease in 2011 which reflects changes in the relative mix of taxable and non-taxable earning assets in each year.

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

Average Balances and Net Interest Income Analysis – First Quarter

	Three Months Ended March 31,
	2011			2010
(dollars in thousands)	Average Balance (3)	Income / Expense	Average Yield / Rate	Average Balance (3)	Income / Expense	Average Yield / Rate

Interest earning assets:
Loans (1)(2)	$1,263,976	$13,069	4.19%	$1,557,792	$19,124	4.98%
Taxable investment securities	326,677	2,080	2.58	273,420	3,825	5.67
Tax-exempt investment securities (1)	10,404	251	9.78	36,346	669	7.47
Overnight Federal funds sold	—	—	—	6,428	3	0.19
Other earning assets	157,006	165	0.43	19,668	83	1.71
Assets of discontinued operations	21,036	43	0.82	39,061	303	3.15

Total earning assets	1,779,099	$15,608	3.56	1,932,715	$24,007	5.04

Non-earning assets:
Cash and due from banks	26,219			37,502
Goodwill and core deposit premium	4,105			4,896
Other assets, net	100,023			99,276
Assets of discontinued operations	1,536			1,295

Total assets	$1,910,982			$2,075,684

Interest-bearing liabilities:
Interest-bearing demand deposits	$228,822	$482	0.85%	$224,892	$580	1.05%
Savings deposits	44,450	28	0.26	41,965	27	0.26
Money market deposits	304,057	583	0.78	334,864	941	1.14
Time deposits	957,289	4,075	1.73	952,818	4,854	2.07
Retail repurchase agreements	9,824	18	0.74	13,701	24	0.71
Federal Home Loan Bank advances	144,477	698	1.96	158,518	1,108	2.83
Federal funds purchased	—	—	—	6,234	3	0.20
Other borrowed funds	62,424	378	2.46	71,821	513	2.90

Total interest-bearing liabilities	1,751,343	6,262	1.45	1,804,813	8,050	1.81

Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	154,959			155,337
Other liabilities	14,725			16,111
Shareholders’ equity/(deficit)	(11,824)			98,742
Liabilities of discontinued operations	1,779			681

Total liabilities and equity	$1,910,982			$2,075,684

Net interest income and net yield on earning assets (4)		$9,346	2.13%		$15,957	3.35%

Interest rate spread (5)			2.11%			3.23%

(1)	The fully tax equivalent basis is computed using a federal tax rate of 35%.
(2)	Average loan balances include nonaccruing loans and loans held for sale.
(3)	Average balances include market adjustments to fair value for securities and loans held for sale.
(4)	Net yield on earning assets is computed by dividing net interest income by average earning assets.
(5)	Earning asset yield minus interest bearing liabilities rate.

Provision for Loan Losses

This provision is the charge against earnings to provide an allowance for probable losses inherent in the loan portfolio. The amount of each year’s charge is affected by several considerations, including management’s evaluation of various risk factors in determining the adequacy of the allowance (see additional discussion under “Asset Quality”), actual loan loss experience and loan portfolio growth.

During the three-month period ended March 31, 2011, the provision for loan losses was $20.2 million, compared to $9.5 million in the same periods of 2010. The level of provision so far in 2011 was driven by a continued deterioration of loan quality and underlying collateral values. Net charge-offs for the three months ending March 31, 2011 totaled $45.1 million, or 14.48% of annualized average loans, compared to $3.1 million, or .80% of annualized average loans for the same period in 2010. As of March 31, 2011, approximately 49.4% of the gross charge-offs were comprised of land development loans.

During the three-month period ending March 31, 2011, the Bank charged off $45.1 million in loans. The majority of the loans that were charged off were loans that had been in impairment status for more than six months and had specific reserves assigned to them in prior periods. Due to these loans having specific reserves assigned to the outstanding balance of the loan, it was not necessary for the Bank to have a provision greater than the charge-off value in the first quarter of 2011. The Bank also noted positive trends in the loan portfolio during the first quarter of 2011 that included reductions in: non-accruing loans of $32.5 million, loans 90 days or more past due and still accruing of $4.8 million, loans 30-89 days past due and still accruing of $8.7 million and classified loans of $45.9 million. These improvements over December 31, 2010 were considered in the analysis of the adequacy of the allowance for loan loss at March 31, 2011.

Noninterest Income

For the three months ended March 31, 2011, noninterest income, excluding discontinued operations, was $3.7 million for the first three months ended March 31, 2011 and $4.7 million for the same period in 2010. Mortgage loan income decreased by $0.1 million, which is attributable to a drop in loan production volume throughout 2011 and discontinuance of Dover operations. In addition, there was a decrease in net securities gains of $0.7 million and a decline of $0.5 million in service charges on deposit accounts due to reduced economic activity as well as the new “Opt-In” Regulation E changes that became effective for new and existing deposit customers this past year. These decreases were partially offset by a $0.1 million increase in cardholder and merchant service income and a $0.2 million increase in bank owned life insurance income.

(dollars in thousands)	For the Three Months Ended March 31,
	2011	2010
Service charges on deposit accounts	$1,445	$1,938
Mortgage loan income	121	255
Cardholder and merchant services income	766	680
Trust and investment services	401	479
Bank owned life insurance	400	241
Other service charges, commissions and fees	252	359
Security gains/(losses), net	13	669
Gain on fair value swap	92	45
Other income	207	29

Total noninterest income	$3,697	$4,695

Noninterest Expense

The Company has experienced significant increases in its expenses associated with regulatory compliance and audits, FDIC insurance, as well as legal and consulting fees. These expenses will continue as a direct result of the Company’s ongoing financial condition. Noninterest expense, excluding discontinued operations, for the first quarter of 2011 was $32.9 million, compared to $13.6 million for the same period in 2010. This 142% increase in noninterest expense is primarily attributed to an increase of $15.7 million in OREO-related expenses and an increase of 158%, or $1.1 million, in FDIC insurance. While professional fees also increased by $0.6 million, advertising and marketing expense decreased by $0.3 million due to less marketing campaigns and promotions.

	For the Three Months Ended
(dollars in thousands)	March 31,
	2011	2010
Personnel expense	$6,494	$6,640
Net occupancy expense	1,186	1,241
Furniture, equipment and data processing expense	1,607	1,695
Professional fees	1,239	677
Stationery, printing and supplies	120	108
Advertising and marketing	140	448
Other real estate owned expense	16,186	471
Credit/debit card expense	392	462
FDIC insurance	1,863	721
Other expense	3,637	1,096

Total noninterest expense	$32,864	$13,559

Full-time equivalent employees averaged 497 employees for the first quarter 2011 versus 531 employees for the first quarter of 2010.

Provision for Income Taxes

Excluding discontinued operations, the Company had an income tax benefit totaling $0.1 million for the first quarter of 2011 compared to an income tax expense of $0.6 million for the same period in 2010. The decrease for 2011, compared to the prior year, resulted primarily from the impact of the change in the market value of available-for-sale securities on deferred tax assets and the corresponding valuation allowance. The Company’s provision for income taxes, as a percentage of loss before income taxes, including discontinued operations, was .29% for the three months ended March 31, 2011, compared to (19.6)% for the three months ended March 31, 2010.

Financial Condition

Management is implementing strategies to improve capital ratios through the reduction of assets and off-balance sheet commitments. At March 31, 2011, risk-weighted assets have been reduced by $104.7 million since December 31, 2010. Reductions occurred primarily in reductions in the commercial loan portfolio. On December 30, 2010, the Bank sold $32.9 million of mortgage loans held for investment and recognized a net gain of $383,000, including transaction costs. Management expects future reductions in risk-weighted assets to be moderate and occur primarily in the loan portfolio. To offset the majority of asset reductions, liabilities declined primarily through reductions in deposits by $34.4 million. Future liability reductions are expected to occur primarily in deposits, primarily public unit deposits and high-rate NOW accounts and certificates of deposits.

Since December 31, 2010, the Company’s assets, including discontinued operations, have decreased $74.4 million, to $1.8 billion at March 31, 2011. The principal factors causing this reduction was a $115.1 million decrease in loans held for investment and a $16.8 million decrease in interest-bearing bank balances both partially offset by a $60.9 million increase in investment securities. Investment securities of $366.3 million at March 31, 2011 were 20% higher than the $305.3 million balance at December 31, 2010. Loans held for investment of $1.2 billion at March 31, 2011 were 9% lower than the $1.3 billion balance at December 31, 2010.

Deposits remained unchanged since December 31, 2010 to end March 31, 2011 at $1.7 billion. At the end of the first quarter 2011, noninterest-bearing deposits were $156.7 million, or 9.4% of total deposits, up 65 basis points since the end of 2010. Time deposits of $100,000 or more plus other time deposits were $940.0 million at March 31, 2011 compared to $961.6 million at December 31, 2010. Borrowings at the FHLB totaled $144.1 million at March 31, 2011, compared to $144.5 million at December 31, 2010, and federal funds purchased remained unchanged from year-end 2010 at zero.

Shareholders’ deficit was $(67.7) million at the end of the first quarter 2011, down 135% from $(28.8) million at December 31, 2010. The decrease reflects a net loss for the three months ended March 31, 2011 of $44.7 million. The Company did not declare common dividends during the three months ended March 31, 2011 and is unable to do so without prior regulatory approval and by law due to its being critically undercapitalized.

The Company began deferring the payment of cash dividends on its outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A, beginning in the second quarter of 2010, as well as the payment of interest on the outstanding junior subordinated notes related to its trust preferred securities. The suspension of cash dividends on preferred stock and the deferral of interest payments on the junior subordinated notes will enhance the Company’s liquidity. The expense associated with the trust preferred securities continues to accrue and is reflected in the Company’s Consolidated Statements of Operations.

Investment Securities

The Company evaluates all securities on a quarterly basis, and more frequently as economic conditions warrant, to determine if an other-than-temporary impairment (“OTTI”) exists. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than book value, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income/(loss) in shareholders’ equity) and not recognized in income until the security is ultimately sold. As of March 31, 2011, there were no securities considered by the Company to be OTTI.

Asset Quality

Management considers the asset quality of the Bank to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. As part of the loan review function, the Bank engages a third-party assessment group to review the underwriting documentation and risk grading analysis. In addition to continuing to rely on third-party loan reviews, a formal internal credit review function commenced in 2010 to provide more timely responses. This function is managed by credit administration, which is independent of loan origination.

The allowance for loan losses at December 31, 2010 decreased from $93.7 million to $68.7 million at March 31, 2011. As a percentage of gross loans, the allowance for loan losses declined from 7.18% at December 31, 2010 to 5.78% at March 31, 2011.

During the three-month period ending March 31, 2011, the Bank charged off $45.1 million in loans. The majority of the loans that were charged off were loans that had been in impairment status for more than six months and had specific reserves assigned to them in prior periods. Due to these loans having specific reserves assigned to the outstanding balance of the loan, it was not necessary for the Bank to have a provision greater than the charge-off value in the first quarter of 2011. The Bank also noted positive trends in the loan portfolio during the first quarter of 2011 that included reductions in: non-accruing loans of $32.5 million, loans 90 days or more past due and still accruing of $4.8 million, loans 30-89 days past due and still accruing of $8.7 million and classified loans of $45.9 million. These improvements over December 31, 2010 were considered in the analysis of the adequacy of the allowance for loan loss at March 31, 2011.

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

The level of nonperforming loans decreased from $329.9 million or 25.3% of loans held for investment at December 31, 2010, to $292.6 million, or 24.6% of loans held for investment at March 31, 2011. During the three-month period ending March 31, 2011, the Bank charged off $45.1 million in loans. The majority of the loans that were charged off were loans that had been in impairment status for more than six months. OREO and repossessed assets were $67.5 million at March 31, 2011, compared to $62.2 million at December 31, 2010. Depressed market conditions have adversely impacted, and may continue to adversely impact, the financial condition and liquidity position of certain borrowers. Additionally, the value of real estate collateral may come under further pressure from weak economic conditions and prevailing unemployment levels resulting in additional delinquencies and loans being placed on nonaccrual.

The continued softening of the real estate market through 2011 has adversely affected the Company’s net income. Real estate lending (including commercial, construction, land development, and residential) is a large portion of the Bank’s loan portfolio. These categories constitute $1.1 billion, or approximately 88.9%, of the Bank’s total loan portfolio. These categories are generally affected by changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. The downturn in the real estate markets in which the Company originates, purchases, and services mortgage and other loans hurts its business because these loans are secured by real estate. Further declines will adversely affect the Company’s future earnings.

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

Excluding discontinued operations, the allowance for loan losses, as a percentage of loans held for investment, amounted to 5.78% at March 31, 2011, 7.18% at December 31, 2010, and 3.59% at March 31, 2010. Net charge-offs also significantly increased in the first three months of 2011 compared to the first three months of 2010. A substantial portion of these 2011 charge-offs were related to impaired loans and considered either wholly impaired or with partial impairments. During 2011, net charge-offs totaled $45.1 million of which a majority of these were reserved at December 31, 2010. Management continually performs thorough analyses of the loan portfolio. As a result of these analyses, certain loans have migrated to higher, more adverse risk grades and an aggressive posture towards the timely charge-off of identified impairment has also continued. Actual past due loans and loan charge-offs have remained at manageable levels and management continues to diligently work to improve asset quality. Management believes the allowance for loan losses of $68.7 million at March 31, 2011 is adequate to cover probable losses inherent in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company. Changes in the allowance for loan losses are presented in Note 10 to the consolidated financial statements.

The following table presents the Bank’s investment in loans considered to be impaired and related information on those impaired loans as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, not individually reviewed for impairment	$5,142	$—	$717	$—
Impaired loans, individually reviewed, with no impairment	172,606	—	144,832	—
Impaired loans, individually reviewed, with impairment	114,836	33,701	185,504	70,334

Total impaired loans *	$292,584	$33,701	$331,053	$70,334

Average impaired loans calculated using a simple average	$306,246		$291,646

*	Included at March 31, 2011 and December 31, 2010 were $0 and $6.5 million, respectively, in restructured and performing loans.

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

As of March 31 2011, available credit lines were $26.7 million. As of December 31, 2010, there were no available credit lines. The Bank has unpledged collateral of $152.7 million that can be used to further expand contingency funding sources.

Commitments, Contingencies and Off-Balance Sheet Risk

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at March 31, 2011 are discussed below.

Commitments by the Bank to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At March 31, 2011, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $216.2 million. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-

by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

The Bank issues standby letters of credit whereby it guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to standby letters of credit was $1.7 million at March 31, 2011, $1.9 million at December 31, 2010 and $3.3 million at March 31, 2010.

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

The Company’s balance sheet was asset-sensitive at March 31, 2011. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. The Company’s asset sensitivity is primarily derived from a large concentration in prime-based commercial loans that adjust as the prime interest rate changes. These loans are primarily funded by deposits that are not expected to reprice as quickly as the loans. Since the prime rate is not expected to decline below current levels, the Company’s risk to lower interest rates is low.

Capital Adequacy and Resources

FNB United and the Bank are required to comply with federal regulations on capital adequacy. There are two measures of capital adequacy: a risk-based measure and a leverage measure. All capital standards must be satisfied for an institution to be considered in compliance. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. Tier 1 capital consists primarily of common shareholders’ equity and qualifying perpetual preferred stock and qualifying trust preferred securities, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock, trust preferred securities and the allowance for loan losses. Total capital, for risk-based purposes, consists of the sum of Tier 1 and Tier 2 capital. Under the requirements of the Consent Order, the minimum total capital ratio is 12.00% and the minimum Tier 1 capital ratio is 9.00% for the Bank. At March 31, 2011, FNB United and the Bank had total risk-based capital ratios of (6.13)% and (2.02)%, respectively, and Tier 1 risk-based capital ratios of (6.13)% and (2.02)%, respectively. The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.0%. At March 31, 2011, FNB United and the Bank had leverage capital ratios of (4.28)% and (1.41)%, respectively. The Bank is subject to increased minimum capital requirements as part of the Order with the Comptroller of the Currency.

The Company regularly monitors the capital adequacy ratios of itself and the Bank. The Bank became critically undercapitalized as of April 29, 2011, the date its March 31, 2011 Call Report was required to be filed with the OCC, because it had a ratio of tangible equity to total assets that was below 2.0 percent as reported in the Call Report.

As of July 22, 2010, the Consent Order establishes specific capital amounts to be achieved and maintained by the Bank. During the period the Bank is under the Consent Order, it may not deemed “well capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital required under the Consent Order or by regulation.

As shown in the accompanying table, FNB United and its wholly owned banking subsidiary have capital levels below the minimum levels for “adequately capitalized” bank holding companies and banks as of March 31, 2011:

		Minimum Regulatory Requirement
	Consolidated	Bank	Adequately Capitalized	Well- Capitalized	Pursuant to Order

Total risk-based capital ratio	(6.13)%	(2.02)%	8.00%	10.00%	12.00%

Tier 1 risk-based capital ratio	(6.13)%	(2.02)%	4.00%	6.00%	9.00%

Leverage capital ratio	(4.28)%	(1.41)%	4.00%	5.00%	9.00%

The Consent Order requires the Bank to achieve within 90 days after its date and thereafter maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets. Per the Consent Order, the Bank’s Board of Directors submitted to the OCC within 60 days a written capital plan for the Bank covering at least a three-year period and has submitted a revised plan since that time. The capital plan included the Board’s proposed specific plans for maintaining adequate capital and a discussion of the sources and timing of additional capital to meet the Bank’s projected growth and capital requirements. The Bank is preparing a revised capital restoration plan that details its recapitalization efforts, including the proposed recapitalization described under Note 21, Subsequent Events, and otherwise meets the requirements of the OCC.

The Company has engaged two investment banking firms and is taking steps to raise capital that include issuing common stock. Currently, the Company’s plan is to raise additional capital in the next few months, and is working diligently to achieve that objective. On April 26, 2011, the Company entered into investment agreements with Carlyle and Oak Hill Capital for the purchase and sale of its common stock for $155 million in the aggregate. These agreements are subject to a variety of conditions. In addition, the Company is seeking to raise an additional $155 million in capital from other private investors. The successful completion of the capital raise is not assured, and no assurance can be made that the revised capital restoration plan that the Bank intends to submit to the OCC will be accepted. If the Company is not able to complete a substantial portion of the capital raise, it is expected that the Bank would be placed into receivership within 90 days of becoming critically undercapitalized.

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

The Bank became “critically undercapitalized” as of April 29, 2011, the date its March 31, 2011 Report of Condition and Income (“Call Report”) was required to be filed with the OCC, because it had a ratio of tangible equity to total assets that was below 2.0% as reported in the Call Report.

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

Management does not believe there has been any significant change in the overall performance of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis presented in the Company’s Form 10-K/A Annual Report for the fiscal year ended December 31, 2010.

Item 4.	Controls and Procedures

As of March 31, 2011, the end of the period covered by this report, FNB United carried out an evaluation under the supervision and with the participation of the Company’s management, including FNB United’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of FNB United’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, FNB United and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and FNB United’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon the evaluation, and for the reason described in the next paragraph, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by FNB United in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

As of December 31, 2010, FNB United concluded that a material weakness related to the timely recognition and measurement of impairment of other real estate owned existed, adversely affecting its disclosure controls and procedures and internal control over financial reporting. During the preparation of its financial statements dated March 31, 2011, management identified a second material weakness related to the identification and recognition of subsequent events affecting the valuation of other real estate owned and impaired loans. FNB United has since that date implemented various policy changes which include a quarterly review process and new valuation considerations to assure that proper valuation and review of OREO property is performed in a timely and accurate manner and that subsequent events are properly evaluated and considered in management’s processes to value OREO and impaired loans. FNB United reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. No control enhancements during the quarter ended March 31, 2011, other than those described above, have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of operations, the Company is party to various legal proceedings. Except as disclosed below, the Company is not involved in, nor has it terminated during the first quarter of 2011, any pending legal proceedings other than routine, nonmaterial proceedings occurring in the ordinary course of business.

On April 26, 2011, the Bank, the U.S. Attorney and the DOJ agreed to enter into a deferred prosecution agreement (“DPA”). The agreement is described in this Quarterly Report on Form 10-Q in Note 21, Subsequent Events, to the consolidated financial statements set forth in Part I, Item 1.

Item 1A.	Risk Factors

The following are additions to the Risk Factors included in the Company’s annual report on Form 10-K/A for the fiscal year ended December 31, 2010:

FNB United Must Raise Substantial Additional Capital in a Short Period of Time to Remain in Business.

Although FNB United has entered into various agreements with respect to the proposed recapitalization of the Company, the Company has not yet secured commitments to raise all of the additional capital it is seeking and has not been in compliance with the Consent Order or its capital directive since July 2010. The financial condition of the Bank and the Company has deteriorated significantly since that time and on March 31, 2011, the Bank’s tangible equity ratio was less than two percent, resulting in the Bank’s being deemed critically undercapitalized for regulatory capital purposes as of April 29, 2011, the date its Call Report was required to be filed with the Office of the Comptroller of the Currency. It is essential that FNB United closes the proposed recapitalization (or another similar financing) in a short period of time. If the Company fails to do so, it is likely that the Company would suffer additional regulatory actions, including a federal conservatorship or receivership for the Bank, or a requirement that the Bank sell or transfer its assets or take other action that would likely result in a complete loss of the value of FNB United’s ownership interest in the Bank and a complete loss of the value of the shares held by the FNB United shareholders. More information with respect to the terms and provisions of the agreements entered into in connection with the recapitalization is contained in Note 21, Subsequent Events, to the consolidated financial statements set forth in Part I, Item 1.

The Company Is Subject to a Number of Requirements and Prohibitions under Regulatory Orders Imposed on It and No Assurance Can Be Given as to Whether or When Such Orders Will Be Lifted.

The Bank has been subject to the Consent Order since July 22, 2010, which requires it to improve its capital position, asset quality, liquidity and management oversight, among other matters. The Bank was required to achieve and maintain by October 20, 2010, total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets. In addition, the Consent Order requires the Bank to, among other things, review and revise various policies and procedures, including those associated with concentration management, the allowance for loan losses, liquidity management, criticized assets, loan review and credit.

In addition, FNB United is subject to a written agreement with the FRBR dated October 21, 2010. Among other matters, the written agreement provides that unless FNB United receives the consent of the FRBR, it cannot: (i) pay dividends; (ii) receive dividends or payments representing a reduction in capital from the Bank; (iii) make any payments on subordinated debentures or trust preferred securities; (iv) incur, increase or guarantee any debt; or (v) purchase or redeem any shares of its stock. The written agreement requires that the Board of Directors fully utilize FNB United’s financial and managerial resources to ensure that the Bank complies with the Consent Order. FNB United was also required to submit to the Federal Reserve Bank an acceptable capital plan and cash flow projections.

As of the date of this filing, the Bank was not in compliance with a number of requirements of the Consent Order, including the minimum capital requirements. Although the Company expects to be in compliance with the minimum capital requirements set forth in the Consent Order assuming the completion of the recapitalization, the recapitalization, including the contemplated private placements of FNB United common stock, remains subject to certain closing conditions, including receipt of requisite regulatory approvals and other customary conditions. The additional capital contemplated by the recapitalization and private placements must be raised in a short period of time for the Company and the Bank to remain in business. In addition, the Bank may not be in compliance with a number of other requirements in the Consent Order even assuming the recapitalization is completed.

Completion of the Recapitalization Is Subject to Various Closing Conditions, Which May Not Be Satisfied.

Completion of the recapitalization is subject to various conditions, certain of which are outside of the Company’s control, and may not be satisfied. The closing conditions to the recapitalization include receipt of requisite regulatory approvals and other customary closing conditions. No assurance can be given that all conditions will be satisfied timely or at all. If the Company fails to consummate the recapitalization, it may not be able to continue as a going concern, it may file for bankruptcy and the Bank may be placed into FDIC receivership.

FNB United Has Incurred Significant Losses and No Assurance Can Be Given that the Company Will Be Profitable in the Near Term or at All.

FNB United has incurred significant losses over the past few years, including net losses of $135.1 million for the year ended December 31, 2010, $104.6 million for the year ended December 31, 2009 and $59.8 million for the year ended December 31, 2008. These losses have continued into 2011 with the Company experiencing a loss of $44.7 million for the quarter ended March 31, 2011. A significant portion of the losses is due to credit costs, including a significant provision for loan and lease losses. Although the Bank has taken a number of steps to reduce its credit exposure, at March 31, 2011, the Bank still had $360.1 million in nonperforming assets and it is possible that it will continue to incur elevated credit costs over the near term, which would adversely affect the Company’s overall financial performance and results of operations. No assurance can be given that the Company will return to profitability in the near term or at all even if the proposed recapitalization is completed.

If the Recapitalization and the TARP Exchange Are Completed, the Existing FNB United Shareholders’ Interests Will Be Substantially Diluted and the Market Price of FNB United Common Stock May Decrease to a Level at or below the Purchase Price in the Private Placement that is Part of the Recapitalization.

As described above, FNB United expects to complete the recapitalization and the TARP Exchange, assuming the satisfaction of the conditions to closing. Because a large number of common shares is contemplated to be issued in the private placement to investors, the merger with Bank of Granite Corporation and the TARP Exchange at a price that is significantly less than the recent trading price of FNB United common shares, the ownership interest of existing shareholders and the Company’s earnings per share will be substantially diluted and the market price of FNB United common stock may decrease to a level at or below the purchase price of the shares being issued to the investors in the private placement that is part of the recapitalization.

Assuming the Completion of the Recapitalization and TARP Exchange, Subsequent Resales of Shares of FNB United Common Stock in the Public Market May Cause the Market Price of FNB United Common Stock to Fall.

FNB United plans to issue a large number of common shares to the investors in the private placements, to the existing stockholders of Bank of Granite Corporation in the proposed merger, and to the Treasury in the TARP Exchange. Carlyle and Oak Hill will have certain registration rights with respect to the common shares held by them following a nine-month lock-up period provided in their respective investment agreements. The other investors will have certain registration rights with respect to the common shares purchased by them in the private placement until six months following the completion of the private placement. In addition, in connection with the planned TARP Exchange, the Company will provide the Treasury with certain registration rights with respect to the common shares issued to the Treasury in the TARP Exchange. The registration rights for Carlyle and Oak Hill will allow them to sell their common shares without compliance with the volume and manner of sale limitations under Rule 144 promulgated under the Securities Act and the registration rights for the other investors allow them to sell their common shares before their holding period under Rule 144 expires. The market value of FNB United common stock could decline as a result of sales by the investors from time to time of a substantial amount of the common shares held by them.

FNB United May Suffer Substantial Losses Due to Its Agreements to Indemnify Investors in the Private Placement against a Broad Range of Potential Claims.

In the agreements with Carlyle and Oak Hill, the Company has agreed to indemnify the investors for a broad range of claims, including losses resulting from the inaccuracy or breach of representations or warranties made by the Company in such agreements and the breach by the Company to perform its covenants contained in such agreements, even if the recapitalization is not completed. While these indemnities are subject to various limitations, if claims were successfully brought against the Company, it could potentially result in significant losses for the Company.

Assuming the Completion of the Recapitalization, Carlyle and Oak Hill Will Become Substantial Holders of FNB United Common Stock.

Assuming the completion of the recapitalization, each of Carlyle and Oak Hill will become holders of approximately 23% of the outstanding shares of FNB United common stock and each will have a representative on the FNB United and the Bank’s Boards of Directors. In addition, each of Carlyle and Oak Hill will have preemptive rights to maintain their percentage ownership of FNB common stock in the event of certain issuances of securities by the Company. Although each of Carlyle and Oak Hill will enter into certain passivity and non-affiliation commitments with the Federal Reserve in connection with obtaining approval of their proposed investments in the Company, in pursuing their economic interests, Carlyle and Oak Hill may have interests that are different from the interests of the other FNB United shareholders.

Even If the Recapitalization Is Completed, the Proceeds Received May Not Be Sufficient to Satisfy the Company’s Capital and Liquidity Needs in the Future or to Satisfy Changing Regulatory Requirements, and the Company May Need to Raise Additional Capital.

Assuming the recapitalization is completed, the proceeds will be used to strengthen the Bank’s capital base as required by the Consent Order. The Company’s capital ratios are expected to exceed the levels required by the Consent Order upon completion of the recapitalization and the Company is expected to be at “well-capitalized” levels for regulatory purposes. However, despite the anticipated increase in the capital base, if economic conditions continue to be difficult or worsen or fail to improve in a timely manner, or if the Company’s operations or financial condition continues to deteriorate or fails to improve, particularly in the residential and commercial real estate markets in which the Bank operates, the Company may need to raise additional capital. Factors affecting whether additional capital would be required include, among others, additional provisions for loan and lease losses and loan charge-offs, changing requirements of regulators and other risks discussed in this “Risk Factors” section or in the Company’s annual report on Form 10-K/A for the year ended December 31, 2010. If the Company had to raise additional capital, there can be no assurance that it would be able to do so in the amounts required and in a timely manner, or at all. Further, any additional capital raised may be significantly dilutive to the existing shareholders and may result in the issuance of securities that have rights, preferences and privileges that are senior to the FNB United common stock.

The Company’s Ability to Use Net Operating Loss Carryforwards to Reduce Future Tax Payments May Be Limited or Restricted.

The Company has generated significant net operating losses (“NOLs”) as a result of its recent losses. The Company is generally able to carry NOLs forward to reduce taxable income in future years. However, the ability to utilize the NOLs is subject to the rules of Section 382 of the Internal Revenue Code. Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% shareholders under Section 382 and the Treasury regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these shareholders over a three-year rolling period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. This annual limitation is generally equal to the product of the value of the corporation’s stock on the date of the ownership multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards.

FNB United does not anticipate that the planned recapitalization, including the private placements, the merger with Bank of Granite Corporation, the TARP Exchange or the rights offering will cause an “ownership change” within the meaning of Section 382. In addition, to reduce the likelihood that future transactions in shares of FNB United common stock will result in an ownership change, on April 15, 2011, FNB United adopted a Tax Benefits Preservation Plan, which provides an economic disincentive for any person or group to become an owner, for relevant tax purposes, of 4.99% or more of FNB United common stock. However, the Company cannot ensure that its ability to use its NOLs to offset income will not become limited in the future. As a result, the Company could pay taxes earlier and in larger amounts than would be the case if its NOLs were available to reduce its federal income taxes without restriction.

Item 2.	Unregistered Sales of Equity Securities and Repurchases

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Removed and Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits to this report are listed in the index to exhibits on page 63 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FNB United Corp.
(Registrant)

Date: May 23, 2011	By:	/S/ MARK A. SEVERSON
Mark A. Severson
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated April 26, 2011, by and among FNB United Corp., Gamma Merger Corporation and Bank of Granite Corporation, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K Current Report dated April 26, 2011 and filed April 27, 2011.

3.1	Articles of Amendment to Articles of Incorporation of the Registrant, adopted April 8, 2011 and effective April 15, 2011, incorporated herein by reference to the Exhibit 3.1 to the Registrant’s Form 8-K Current Report dated April 15, 2011 and filed April 21, 2011.

4.1	Tax Benefits Preservation Plan, dated as of April 15, 2011, between FNB United Corp. and Registrar and Transfer Company, which includes the Form of Articles of Amendment to the Registrant’s Articles of Incorporation establishing the Junior Participating Preferred Stock, Series B, as Exhibit A, Form of Right Certificate as Exhibit B and Form of Summary of Rights as Exhibit C, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report dated April 15, 2011 and filed April 21, 2011.

4.2	Amendment to Tax Benefits Preservation Plan, dated as of April 27, 2011, between FNB United Corp. and Registrar and Transfer Company, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report dated April 26, 2011 and filed April 27, 2011.

10.1	Investment Agreement, dated April 26, 2011, by and between FNB United Corp. and Carlyle Financial Services Harbor, L.P., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated April 26, 2011 and filed April 27, 2011.

10.2	Investment Agreement, dated April 26, 2011, by and between FNB United Corp. and Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P., incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K Current Report dated April 26, 2011 and filed April 27, 2011.

31.10	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.11	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.