Form 10-K/A
period 2010-12-31
FNB United Corp.
filed 2011-07-06
CIK 764811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes☐    No  ☒

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) of FNB United Corp. (“FNB United” or the “Corporation”) amends the Annual Report on Form 10-K of FNB United for the year ended December 31, 2010, originally filed with the Securities and Exchange Commission (“SEC”) on March 14, 2011 (the “Original Filing”), as amended by Amendment No. 1 on Form 10-K/A, filed with the SEC on May 23, 2011. The Original Filing, as amended by Amendment No. 1, is referred to as the 2010 Form 10-K.

This Amendment No. 2 amends the 2010 Form 10-K to include the disclosure required by Part III of Form 10-K. Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications of the Chief Executive Officer and Chief Financial Officer. As required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of FNB United’s Chief Executive Officer and Chief Financial Officer are attached to this Amendment as Exhibits 31.10, 31.11 and 32. Except as described above, this Amendment No. 2 does not amend, update or change any items, financial statements or other disclosures in the 2010 Form 10-K and does not update or discuss any other developments affecting the Company subsequent to the date of the Original Filing.

i

FNB UNITED CORP.

FORM 10-K/A INDEX

ii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

DIRECTORS

Class I Directors with Continuing Terms Expiring at the Annual Meeting in 2011 and nominees for Class I

Directors to Serve for Three-Year Terms Expiring at the Annual Meeting in 2014

Name	Age	Biographical Information	Director Since

Darrell L. Frye	65	Mr. Frye is Vice President of Finance for Harriss & Covington Hosiery, a manufacturer of men’s and ladies’ athletic socks. He holds a bachelor’s degree with a concentration in accounting and serves on the Finance and Audit committees of the Board of Directors of High Point Regional Health System. He has been a member of the Randolph County, North Carolina Board of Commissioners since 1982.	1999

Hal F. Huffman, Jr.	56	Mr. Huffman is President of Huffman Enterprises, Inc., which operates Ace Hardware of Hickory, North Carolina, a retail hardware store. Mr. Huffman previously served on the Boards of Directors of Catawba Valley Bank and Integrity Financial Corporation, which FNB United acquired in 2006. He has served as a trustee of the Unifour Foundation since 1996.	2007

Lynn S. Lloyd	60	Mr. Lloyd is the owner and President of Digital Imaging and Professional Services, LLC, which supplies digital photography and presentation services. He retired from his position as Division Quality Control Manager for Burlington Industries, Inc. in 2002. Mr. Lloyd was a director of Alamance Bank and its holding company, United Financial, Inc., which were acquired by FNB United in 2005.	2005

Class II Directors with Continuing Terms Expiring at the Annual Meeting in 2012

Name	Age	Biographical Information	Director Since

Larry E. Brooks	70	Mr. Brooks is an accountant with Cobb Ezekiel Loy & Company, P.A., certified public accountants, in Graham, North Carolina. Mr. Brooks served on the Boards of Directors of United Financial, Inc. and its subsidiary, Alamance Bank, which were acquired by FNB United in 2005.	2005

Eugene B. McLaurin, II	54	Mr. McLaurin is President of Quality Oil Company, a Rockingham, North Carolina distributor of	2002

		petroleum products. Until 2007, Mr. McLaurin was General Manager and Business Unit Manager for TOTAL Lubricants USA, Inc., a subsidiary of an international oil company headquartered in Paris, France. Active in the community, he has been Mayor of Rockingham, North Carolina since 1997. He also is Chairman of the Foundation for Richmond County and Past President of the Richmond County Chamber of Commerce.

R. Reynolds Neely, Jr.	57	Mr. Neely is the Planning Director of the City of Asheboro, North Carolina Planning Department. Active in the community, he has served on various boards, committees and task forces at the county, city and regional levels. He has also been a strong supporter and advocate for the Boy Scouts of America, serving on various committees and holding leadership positions within the organization.	1980

Carl G. Yale	59	Mr. Yale is a certified public accountant and partner in the firm of Hemric & Yale, certified public accountants. He formerly served on the boards of directors of Integrity Financial Corporation and its subsidiary, First Gaston Bank of North Carolina, which FNB United acquired in 2006.	2006

Class III Directors with Continuing Terms Expiring at the Annual Meeting in 2013

Name	Age	Biographical Information	Director Since

James M. Campbell, Jr.	72	Mr. J. Campbell is a private investor. He retired from his position as President and Treasurer of Sew Special, Inc., a manufacturer of private label apparel, in 2005. Active in community affairs, Mr. Campbell serves as the Chairman of the Randolph Community College Board of Trustees. He also serves on the boards of the Randolph Community College Foundation and Randolph Hospital. He has previously served as a director of the Randolph Community Health Foundation, the Randolph Community Foundation and the North Carolina Pottery Museum.	1984

R. Larry Campbell	67	Mr. R. Campbell is the President and Chief Executive Officer of FNB United and CommunityONE Bank. He was appointed to these positions in April 2010 on an interim basis upon the retirement of the former president and chief executive officer. He previously served since 2000 as Executive Vice President and Secretary of FNB United and CommunityONE Bank. Prior to joining FNB United, he was president and a director of Carolina Fincorp, Inc. and its subsidiary, Richmond Savings Bank, SSB, Rockingham, North Carolina, which were acquired by FNB United in 2000. Mr. Campbell has 46 years of operational and management experience in the banking industry.	2000

Thomas A. Jordan	71	Mr. Jordan is the president of Michael Thomas Furniture, Inc., a manufacturer of upholstered furniture he founded in 1983. He has served as a director of the Federal Reserve Bank of Richmond.	1984

H. Ray McKenney, Jr.	56	Mr. McKenney is President of McKenney Family Dealerships, a group of automobile dealerships located in the Charlotte, North Carolina area. He is also President of MBM Auto Management, a multi-franchise automobile and powersports management company with five locations in Gaston County, North Carolina. Mr. McKenney previously served on the Boards of Directors of First Gaston Bank of North Carolina and its holding company, Integrity Financial Corporation, which were acquired by FNB United in 2006.	2006

EXECUTIVE OFFICERS

The following table sets forth the current executive officers of FNB United and also shows their positions with the Corporation’s wholly owned subsidiary, CommunityONE Bank, National Association.

Name	Age	Position in FNB United	Position in CommunityONE Bank

R. Larry Campbell	67	Interim President and Chief Executive Officer	Interim President and Chief Executive Officer

Mark A. Severson	57	Executive Vice President and Treasurer	Executive Vice President and Chief Financial Officer

R. Mark Hensley	52	—	Executive Vice President and Chief Banking Officer

The above officers, other than Mr. Severson, have held executive positions with FNB United or CommunityONE Bank or both for at least the past five years. Prior to joining FNB United in 2007, Mr. Severson served as chief financial officer of Camco Financial Corporation, a bank holding company based in Cambridge, Ohio, a position he held since November 2001. He served in the same role for FCNB Corp., a bank holding company in Frederick, Maryland, from 1990 to 2001. Officers are elected annually by the Board of Directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Under the securities laws of the United States, the Corporation’s directors, its executive officers, and any persons holding more than 10 percent of the Corporation’s stock are required to report their ownership of the Corporation’s stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Corporation is required to report in this proxy statement any failure to file by these dates during 2010. All of these filing requirements were satisfied by its directors and executive officers except that each of R. Larry Campbell and Hal F. Huffman, Jr. filed a Form 4 after its due date. In making these statements, the Corporation has relied on the written representations of its directors and executive officers and copies of the reports that they have filed with the Commission.

CODE OF ETHICS

FNB United has adopted a Code of Ethics for Senior Financial Officers, which is applicable to the Corporation’s chief executive officer, principal financial and accounting officer, controller and such other officers as the Audit Committee of the Board of Directors may designate from time to time. The purposes of this code of ethics are to promote honest and ethical conduct, full and accurate disclosure in a timely and understandable manner in periodic reports filed by the Corporation, and compliance with applicable laws, and to deter wrongdoing. A copy of the Code of Ethics for Senior Financial Officers is filed as an exhibit to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The Corporation has also adopted a Code of Business Ethics applicable to all of the officers, directors, and employees of FNB United and its subsidiaries. This code establishes guidelines for professional and ethical conduct in the workplace. A copy of the Code of Business Ethics is available online through the FNB United Corp. Investor Relations link on the Corporation’s website at www.MyYesBank.com.

AUDIT COMMITTEE

The Corporation has a separately designated Audit Committee comprised of four members of its Board of Directors who are not officers or employees of the Corporation. All current members of the Committee are independent for purposes of the Nasdaq listing standards and the Sarbanes-Oxley Act of 2002. Members of the committee are Directors Larry E. Brooks, Darrell L. Frye, R. Reynolds Neely, Jr. (Chair), and Carl G. Yale. The Board of Directors has determined that Mr. Frye is an audit committee financial expert

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

The following is a discussion of the compensation program of FNB United, particularly as it pertains to the individuals who served as the Corporation’s principal executive officer and principal financial officer during 2010 and the Corporation’s two other most highly compensated executive officers in 2010. These individuals are Michael C. Miller, former principal executive officer; R. Larry Campbell, principal executive officer following Mr. Miller’s retirement; Mark A. Severson, principal financial officer; and R. Mark Hensley. They are referred to throughout this discussion as the “named executive officers.” This discussion focuses on compensation and practices relating to FNB United’s most recently completed fiscal year.

Philosophy and Objectives

The company’s Compensation Committee provides board oversight and guidance for executive compensation and related benefits. To assist with their responsibilities, the Committee regularly receives recommendations from outside independent consultants.

FNB United maintains that a direct link must exist between the Corporation’s financial performance and the total compensation received by its chief executive officer, executive officers and other senior officers. Executive compensation packages reflect the Corporation’s overall financial performance, changes in shareholder value, the success of the business unit directly affected by the executive’s performance, and the performance of the individual executive. One way to determine if the Corporation’s compensation programs reflect the interests of shareholders is through their non-binding vote. In 2010, FNB United shareholders approved by their advisory vote the compensation of the named executive officers. The Corporation adheres to a simple philosophy: high performing people on high performing teams get high compensation. The objectives of the Corporation’s compensation program are to:

•	Attract and retain excellent officers and employees and to reward and motivate the productivity and commitment of those officers and employees.

•	Maintain an excited and motivated workforce.

•	Help the Corporation compete successfully for employees with the mix of experiences and skills vital to its mission.

•	Set pay in consideration of similar companies and recruiting markets while also within the Corporation’s resources.

•	Be fiscally responsible.

At FNB United, compensation is comprised of several components: salary, incentive pay, benefits, and career development opportunities. Pay is designed to recruit and retain excellent officers and employees. Salary reflects the contribution, content, and complexity of the work. Through the use of incentive pay, FNB United rewards excellent performance at all levels when the Corporation’s goals are met. Incentive compensation may be paid in cash or may be equity-based. All grants of equity, whether stock options, shares of restricted stock or other forms of stock awards, are to reflect transparently the Corporation’s financial performance. The Corporation provides a set of core benefits, including health, disability, death and retirement benefits that are structured to be competitive with benefits offered by similar employers.

FNB United’s Board of Directors, through its Compensation Committee, is responsible for identifying performance measures that reflect the strategic direction of the Corporation and the results achieved. It uses short- and long-term performance measures. These measures include core earnings per share growth, core net income, return on average equity, return on average assets, the ratio of nonperforming assets to total assets, and other measures as may be determined by the Board to align executive pay and executive performance. In particular, the Corporation’s total compensation packages for the named executive officers are intended to take into account asset size, earnings growth, and overall performance of the Corporation. In addition and assuming that the Corporation’s performance is at expected, target levels, FNB United endeavors to provide total compensation for the named executive officers that is competitive and at approximately the median of a peer group of comparably-sized, regional community banks.

2010 Summary

During 2010 the Corporation continued to face financial challenges relating to loan problems and economic conditions within many of the markets it serves. In consideration of these financial challenges and the Corporation’s performance, the committee did not lift the freeze on base pay for executive officers (with the exception of the increase for Mr. L. Campbell upon his assuming the duties of the principal executive officer in April 2010). Executive compensation activity in 2010 was highlighted by the following:

•	The base salaries for each of Mark A. Severson and R. Mark Hensley were unchanged from those paid in 2009 and 2008.

•	R. Larry Campbell’s salary was increased from $180,000 to $225,000 per year in April 2010, when he was named chief executive officer and president of the Corporation on an interim basis.

•	No annual cash incentives were paid to the named executive officers.

•	No awards of equity-based compensation were made to any named executive officer.

•

The Compensation Committee recommended to the full board of Directors that the Corporation freeze the benefit accrual in the Supplemental Executive Retirement Plan, in which Messrs. L. Campbell, Severson and Hensley participate.

•

The Compensation Committee evaluated the risks associated with the Corporation’s compensation programs and concluded that these programs are balanced, do not motivate imprudent risk taking and do not present risks that are reasonably likely to have a material adverse effect on FNB United.

Competitive Positioning

In determining the amount of total compensation for the named executive officers, the Compensation Committee may review competitive market data from a selected peer group of comparable, regional community banks. Although individual levels of base salary, annual incentives, long-term incentives, and benefits provided by members of the peer group may be identified, the committee generally strives to target the total compensation of the named executive officers to the peer group median of total compensation to be competitive on an overall basis in the market and to emphasize performance-based compensation. The committee may also refer to various market salary surveys for banks of similar asset size in its review of the total compensation levels for the named executive officers and other senior officers.

The committee attempts to make compensation decisions consistent with the objectives and considerations described above, including, in particular, market levels of compensation it believes are necessary to attract, motivate and retain an experienced and effective management team. Notwithstanding the Corporation’s overall competitive pay positioning objectives, compensation opportunities for specific individuals vary based on a number of factors, such as performance, scope and breadth of duties, institutional knowledge, and potential difficulty in recruiting a new executive. Actual total compensation in any given year will vary above or below target compensation levels of the peer group based primarily on the attainment of operating goals.

The peer group for 2010 is comprised of 21 companies listed below. These companies include banks and bank holding companies of similar size and business strategy to that of FNB United. Based on the Corporation’s performance in 2010, the Compensation Committee decided not to raise the base salaries of the named executive officers and other senior officers or to make any incentive awards. In making this decision the committee did not review any data from this peer group, or make changes to the peer group

2010 Peer Group

•      Ameris Bancorp

•      BNC Bancorp

•      Capital Bank Corporation

•      Fidelity Southern Corp.

•      First Bancorp

•      First Financial Holdings, Inc.

•      First Community Bancshares, Inc.

•      Green Bancshares

•      Hampton Roads Bankshares, Inc.

•      NewBridge Bancorp

•      Palmetto Bancshares, Inc.

•      Pinnacle Financial Partners, Inc.

•      SCBT Financial Corporation

•      Seacoast Banking Corporation of Florida

•      Southern Community Financial Corp.

•      StellarONE Corporation

•      TIB Financial Corp.

•      TowneBank

•      Union Bankshares Corporation

•      Virginia Commerce Bancorp, Inc.

•      Yadkin Valley Financial Corporation

Components of the Compensation Program

FNB United’s executive compensation program is structured to be comprised of four primary components. They are: base salary, annual cash incentives, long-term incentives, and benefits. In light of the company’s financial difficulties, executive compensation was limited to base salary and benefits in 2010 and 2009. The Compensation Committee plans to implement new executive incentive plans after the Corporation has returned to profitability. A brief description of the existing salary, incentive and benefits programs follows.

Annual Base Salary

FNB United pays its executives base cash salaries that are designed to provide competitive levels of compensation, taking into account the individual executive’s experience, performance, responsibilities, and past and potential contributions to the Corporation. Salaries provide a basic level of compensation that is necessary to recruit and retain executives. Periodic increases in salaries are based primarily on judgments of merit, guided by regular appraisals of individual work performance as well as the performance of the Corporation. The Compensation

Committee reviews a number of factors, including, as appropriate in individual cases, the executives’ general managerial oversight of the Corporation, the quality of their communications with the Board of Directors, the Corporation’s achievement of established performance goals, and the Corporation’s record of compliance with regulatory requirements. There is no specific weighting applied to the factors considered. The Compensation Committee uses its own judgment and expertise in determining appropriate salaries within the parameters of the Corporation’s compensation philosophy. The goal is to provide executives and management employees with an opportunity to earn compensation that is fair, reasonable and competitive with that paid by other financial institutions similar in size and other respects to FNB United.

Base salary levels are also important because FNB United generally ties the amount of cash incentive compensation and retirement benefits to an executive’s base compensation. For example, participation in the Corporation’s annual cash incentive plan is generally denominated as a designated percentage of one’s base salary.

The Compensation Committee is responsible for recommending to the Board of Directors the base salary for the Corporation’s chief executive officer. The committee also approves the base salaries of the remaining executive and other senior officers of the Corporation based on the recommendations of the chief executive officer.

Based on the performance of the Corporation, the committee placed a general freeze on all salaries at CommunityONE Bank for individuals earning $70,000 or more annually, including those of the named executive officers, throughout 2010. Mr. Campbell was awarded a salary increase in April 2010 when he was named Chief Executive Officer and President of the Corporation. The committee has not approved any increases in the base salaries of any of the named executive officers or any other senior officers for 2011. Based on CommunityONE Bank’s continued poor financial performance the committee has placed a general freeze throughout 2011 on all salaries at CommunityONE Bank for individuals earning $50,000 or more annually. Whether the Compensation Committee approves any salary increases for the named executive officers or other senior officers later in 2011 or for 2012 will be dependent upon improvement in CommunityONE Bank’s performance and general economic conditions, followed by a consideration of individual merit.

Annual Cash Incentive Compensation

FNB United has established an annual cash incentive compensation plan — referred to as the Stakeholders Plan — that is designed to foster achievement of the Corporation’s annual performance goals. All employees of CommunityONE Bank are eligible to participate in the plan. The plan provides for quarterly payments based upon the bank’s performance as measured against key performance indicators approved early each year by the Compensation Committee for that year. These performance indicators are generally established for asset growth and deposit growth, net interest margin, non-interest income, loan quality, and operating productivity. Based on the financial condition of the bank, the Board did not establish performance indicators for 2010 and there were no payments made to CommunityONE Bank employees under this plan in 2010.

The Corporation did not establish or approve an executive incentive plan for 2010, and there were no payments to any executive or senior officers under any type of incentive plan.

Long-Term Incentive Compensation

The Corporation believes that long-term incentives are important to focus attention on long-range objectives and future returns to shareholders. Long-term incentive awards are equity-based and historically have taken the form of stock options and shares of restricted stock. They are designed to align the executives’ interests with those of other shareholders, to encourage the retention of key executives, and to encourage significant stock ownership. Awards are made under the FNB United Corp. 2003 Stock Incentive Plan. The Corporation did not make any awards of equity-based compensation to any named executive officer in 2010.

The Corporation implemented a long-term executive incentive plan for senior management and key employees as of January 1, 2008. No awards have ever been made under this plan and, upon the Corporation’s return to profitability, the Compensation Committee intends to review this and other executive incentive plans and adopt new plans. Under this plan as currently structured, long-term equity awards in the form of a combination of stock-settled stock appreciation rights (SARs) and performance-vested restricted stock units may be awarded if the

Corporation meets or exceeds various predetermined financial measures. These measures include return on average assets, return on average equity, and the ratio of nonperforming assets to total assets, all as compared to the Corporation’s peer group described above. In addition the Corporation must maintain a Tier 1 capital ratio of 7.0%. The Corporation did not meet the requisite financial measures for awards under this plan in 2010 and, as noted above, consequently no awards were made.

FNB United’s policy is to make grants of equity-based compensation only at current market prices. When awarded, the exercise price of stock options is set at the closing stock price on the date of grant and no “in-the-money” options or options with exercise prices below market value on the date of grant are granted. Similarly, SARs will be granted at fair market value and will not reflect any discount. The Corporation does not endeavor to make restricted stock awards, stock option grants or other equity grants at a particular time of the year but does try to make the awards and grants at times when they will not be influenced by scheduled releases of information. The Corporation believes that it minimizes the influence of its disclosures of nonpublic information on the exercise price of its equity awards by setting vesting periods at one year or longer and by selecting dates several days or weeks after it reports its financial results and well in advance of its next anticipated earnings release. FNB United does not otherwise time or plan the release of material, nonpublic information for the purpose of affecting the value of executive compensation.

The Compensation Committee oversees the administration of, and makes awards under, the Corporation’s equity-based employee incentive plans. The committee is responsible for recommending to the Board of Directors the equity incentive awards for the Corporation’s chief executive officer. The committee also approves the awards for the remaining executive and other senior officers of the Corporation based on the recommendations of the chief executive officer. The Corporation expenses stock option grants in accordance with Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment.”

Retirement Benefits

401(k) Savings Plan. FNB United sponsors a qualified 401(k) plan to provide a tax-advantaged savings vehicle for employees, including the named executive officers. The Corporation believes that the 401(k) plan, and its contributions to the plan, increases the range of benefits offered to executives and enhances its ability to attract and retain employees. All regular employees are eligible to participate in the plan. Under the terms of the plan for 2010, eligible employees were permitted to defer up to $16,500 of their eligible pay, and FNB United made a matching contribution of $0.50 for each dollar deferred on the first 6% of eligible pay deferred by the employee under the plan. FNB United established its limit on its matching contributions by reference to market and peer practices. An additional discretionary employer contribution may be made each year. Based on the Corporation’s performance, no discretionary contribution was made for 2010. All employer contributions to the 401(k) plan, both matching amounts and discretionary service amounts, are made in cash. The 401(k) plan is the Corporation’s primary retirement benefit plan.

Pension Plan. The Corporation has maintained a noncontributory, qualified pension plan. In September 2006, the Board of Directors approved a modified freeze to the plan. Participants who were at least age 40, had earned 10 years of vesting service as an employee of FNB United and remained an active employee as of December 31, 2006, were grandfathered and would continue to accrue benefits under the plan through December 31, 2011. In November 2010, however, the Board of Directors approved an additional amendment to the plan that ceased all participant benefit accrual as of December 31, 2010. Of the named executive officers, only Mr. Campbell qualified under the 2006 grandfathering provision and continued to accrue benefits through December 31, 2010.

Supplemental Executive Retirement Plans. The Corporation has offered a noncontributory, nonqualified supplemental executive retirement plan (“SERP”) to ten executive and senior officers of CommunityONE Bank, including the named executive officers. Adopted following the reduction in qualified pension plan benefits to executive and senior officers caused by limitations imposed by the Internal Revenue Code of 1986, as amended, the SERP is intended to supplement the retirement benefits available under the Corporation’s pension plan and 401(k) plan and to attract and retain key executive talent. Annual benefits payable under the SERP are based on factors similar to those for the pension plan described above and are limited to 60% of average compensation, offset by amounts payable under the pension plan, the 401(k) plan and by 50% of Social Security benefits. Average compensation for purposes of the SERP means the average annual compensation during the final 10 years of employment. In 2010 the Board of Directors approved an amendment to the plan that ceased additional benefit accrual under the SERP after December 31, 2010. This action does not affect a participant’s accrued or vested interest in the plan.

The SERP provides death, disability and voluntary termination benefits and contains a covenant not to compete provision that prohibits a participant from competing with FNB United for two years after his or her separation of service with a vested benefit or during any time that he or she is receiving retirement or disability benefit payments under the SERP.

Participants in the SERP become 100% vested in their accrued benefits upon the occurrence or attainment of any of the following events: death after five or more years of service and survived by an eligible spouse; permanent and total disability; early retirement (age 60 with 10 or more years of service); normal or delayed retirement (age 65 or later with five of more years of service); change of control; involuntary termination without cause; termination by the employee for good reason, meaning substantial reduction in regular and material duties without cause; voluntary termination upon attaining age 58 with at least 10 years of service; and termination of the plan. Termination of employment for any other reason will result in forfeiture of all SERP benefits.

In connection with the acquisition by the Corporation of Carolina Fincorp, Inc. in 2000, CommunityONE Bank assumed the obligations of Richmond Savings Bank, Inc., SSB under its Nonqualified Supplemental Retirement Plan with Mr. Campbell. Under that plan, Mr. Campbell is entitled to a retirement benefit of $30,000 per year payable for 10 years commencing at retirement upon attaining age 65.

Benefits and Perquisites

Believing that a healthy and secure workforce is best able to contribute to the Corporation’s performance, FNB United strives to provide its employees a set of core benefits, including medical, dental, disability and life insurance coverage that are competitive with those offered by comparable banks and employers. The Corporation also believes that providing benefits that are usual and customary within its peer group assists FNB United in attracting and retaining key executive talent. The named executive officers participate in these benefits on the same terms as other eligible employees of the Corporation.

Perquisites represent a very small part of the Corporation’s overall compensation package, and are offered only after consideration of business need. The Compensation Committee reviews annually the perquisites and other personal benefits provided to senior management. The primary perquisites are reimbursement of country club expenses and the exclusive use of an automobile. An automobile is provided to Mr. Campbell with the Corporation paying all operating and service expenses, including automobile insurance, related to the vehicle. Any personal use of the automobile by the executive is accounted for and reported as additional compensation to the executive. Mr. Miller was provided with an automobile during his employment with the Corporation in 2010 under the same arrangement. Mr. Hensley receives a $600 automobile allowance each month. Business-related miles are recorded and the remaining allowance, if any, is compensation to Mr. Hensley. The Corporation also may pay the expenses for the spouse of the chief executive officer to accompany him to the annual conventions of the American Bankers Association or the North Carolina Bankers Association or both. Neither Mr. Miller before his retirement nor Mr. Campbell attended either convention in 2010.

Employment Agreements

CommunityONE Bank had entered into employment agreements with Michael C. Miller and R. Larry Campbell. The agreement with Mr. Miller terminated effective with his retirement on April 22, 2010. The agreement with Mr. Campbell terminated on December 31, 2010 and a new agreement has not been signed. The following summarizes the term of Mr. Campbell’s agreement without regard to the Corporation’s participation in the United States Department of the Treasury’s Capital Purchase Program. For the period the Corporation is a recipient of funds under the Troubled Assets Relief Program (“TARP”) of the United States Department of the Treasury, these employment agreements are deemed amended or modified to the extent necessary to be in compliance with the TARP compensation standards, which are described under “Capital Purchase Program” below.

Effective as of December 31, 2008, CommunityONE Bank amended and restated the employment agreement with Mr. Campbell, which was originally entered into in connection with the acquisition in 2000 of Carolina Fincorp, Inc. The agreement was amended to bring it into compliance with Section 409A of the Internal Revenue Code, to extend the term of employment, and to provide a change in control feature. The agreement with Mr. Campbell terminated on December 31, 2010 by its terms and was not renewed or replaced.

Mr. Campbell’s employment agreement provided him with an annual base salary of $180,000 with increases as determined in accordance with CommunityONE Bank’s policies and practices for employee compensation. The employment agreement also provided that it may be terminated by CommunityONE Bank with cause or as a result of Mr. Campbell’s death or disability. Mr. Campbell had the option to terminate the agreement upon 60 days’ notice to CommunityONE Bank. In the event CommunityONE Bank terminated Mr. Campbell’s employment other than by reason of death, disability or “cause,” Mr. Campbell would continue to receive his then annual base salary for the otherwise then remaining term of the employment agreement. CommunityONE Bank would also continue to provide Mr. Campbell with various group health, disability and life insurance benefits until the earlier of (i) Mr. Campbell’s death, (ii) Mr. Campbell’s becoming eligible to participate as a full-time employee in the benefit plans of another employer, or (iii) the end of the term otherwise remaining under the agreement, provided that the CommunityONE Bank’s obligation to pay the costs of coverage for such benefits will end as of the 19th month following the employment termination. If Mr. Campbell’s employment were terminated by reason of continued disability, he would continue to receive his then annual base salary for the otherwise then remaining term of the agreement, less any disability payments to him from any disability plan of CommunityONE Bank or FNB United.

If a change in control (as defined in the employment agreement) occurred prior to December 31, 2010, and Mr. Campbell’s employment were terminated by CommunityONE Bank other than for cause or by Mr. Campbell with good reason in connection with or within 24 months after the change in control, then Mr. Campbell would have been entitled, in lieu of the above cash severance payments, to a lump sum payment equal to twice his total cash compensation paid during the calendar year ended immediately prior to the change of control or the date of employment termination, whichever is higher. In addition, CommunityONE Bank would have been obligated to continue to provide Mr. Campbell with the group health, disability and life insurance benefits described above. CommunityONE Bank would also cause Mr. Campbell to become fully vested in all plans in which he participated that do not address the effect of a change in control.

The agreement contained confidentiality provisions as well as provisions prohibiting Mr. Campbell from competing with CommunityONE Bank during and for a period of time following his employment with CommunityONE Bank.

Change of Control Agreements

Certain senior officers of CommunityONE Bank, including the named executive officers other than Messrs. Miller and Campbell, have entered into change of control agreements with FNB United and CommunityONE Bank. The purpose of the agreements is to secure the continued service of the officers in the event of a change of control and to provide the officers with security in such event so as to ensure their continued loyalty to maximize shareholder value as well as the continued safe and sound operation of the Corporation. For the period that FNB United is a TARP recipient, the change of control agreements with the named executive officers or any of the Corporation’s five next most highly compensated employees are deemed amended or modified to the extent necessary to be in compliance with the TARP compensation standards, which are described under “Capital Purchase Program” below.

Each agreement change of control provides that in the event of a termination of the officer’s employment in connection with, or within 24 months after, a change of control of FNB United or CommunityONE Bank, for reasons other than cause, the officer will receive a severance benefit as set forth in his or her agreement and is payable in one lump sum. In addition, the officer may terminate his or her employment upon a change of control of the Corporation or CommunityONE Bank and receive the benefits described above if, within 24 months following a change of control, the officer is assigned duties inconsistent with his or her duties at the time of the change of control, the officer’s annual base salary is reduced below the amount in effect prior to the change of control, the officer’s benefits are reduced below their level prior to the change of control (unless benefits are reduced for all employees), or the officer is transferred to a location more than 50 miles from his or her current principal work location. Each agreement has an initial term of three years, which will be automatically extended for an additional one-year period on each anniversary date of the agreement so that the term will again be three years unless either the Corporation, including CommunityONE Bank, or the officer elects by written notice to the other not to continue the annual renewal. The severance benefit payable to each of Messrs. Hensley and Severson is an amount equal to twice his total cash compensation, including salary and bonus, paid during the calendar year ended immediately prior to the change of control or the date of employment termination, whichever is higher.

Director Compensation

The Compensation Committee is responsible for reviewing and evaluating, at least annually, the compensation of the Board of Directors, including the appropriate mix of cash compensation and equity compensation, and recommending any changes in Board compensation. In developing its recommendations, the committee is guided by the following: compensation should fairly pay directors for work required in a bank of FNB United’s size and scope; compensation should align directors’ interests with the long-term interests of shareholders; and director compensation should be simple, transparent and easily comprehensible by shareholders.

Prior to CommunityONE Bank’s execution of the Consent Order with the Office of the Comptroller of the Currency in July 2010, directors who are not also employees of the Corporation or a subsidiary were paid an annual retainer of $750 per month and the board chair, who is an independent director, received an additional monthly retainer of $2,500 for serving as board chair. These retainer fees were eliminated with the execution of the Consent Order. Each committee chair receives a $1,000 annual retainer for serving as chair, which is payable in June each year. That payment has also been eliminated for the period the Consent Order is in effect. Directors also earn $750 for each board meeting they attend and $500 for each committee meeting attended. Commencing in January 2011, these meeting fees have been reduced by action of the Board of Directors to $500 for each board meeting and $250 for each committee meeting attended.

Nonmanagement directors are eligible for grants of nonqualified stock options under the Corporation’s incentive stock plan. There were no stock options granted to the directors in the 2010 fiscal year.

Tax Considerations

It is the intent of the Corporation and the Compensation Committee that all incentive payments be deductible unless maintaining such deductibility would undermine FNB United’s ability to meet its primary compensation objectives or is otherwise not in its best interests. The Corporation also takes into account the tax effects of various forms of compensation and the potential for excise taxes to be imposed on the executive officers that might have the effect of frustrating the purpose of the compensation. There are various provisions of the Internal Revenue Code considered when making compensation decisions.

Section 162(m)

Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the deductibility for federal income tax purposes of compensation paid to the chief executive officer and the next four most highly compensated executive officers of the Corporation. Under Section 162(m), compensation paid to each of these officers in excess of $1 million per year is not deductible unless it is “performance based.” As described below under “Capital Purchase Program,” however, FNB United has agreed to lower the tax deduction limit to $500,000. The Corporation and the Compensation Committee believe that all awards of stock options and shares of restricted stock made under its stock incentive plans are performance based. The Compensation Committee did not consider the deductibility limits in making its compensation decisions for any of the named executive officers for the 2010 fiscal year, as the deductibility limits would not be exceeded under any circumstances. However, the committee’s policy is to design and administer compensation programs that meet the objectives set forth above and to reward executives for corporate performance that meets established financial goals and, to the extent reasonably practicable and consistent with its other compensation objectives, to maximize the amount of compensation expense that is tax deductible by FNB United. The adoptions of the Corporation’s stock incentive plans, the 2003 Stock Incentive Plan and the 1993 Stock Compensation Plan, were in keeping with this policy.

Sections 280G and 4999

The change in control provisions of the employment agreement of the Corporation’s chief executive officer have a tax protection in the form of a gross up payment to reimburse the chief executive officer for any excise tax under Internal Revenue Code Section 4999 as well as any additional income and employment taxes resulting from such reimbursement. Code Section 4999 imposes a 20% nondeductible excise tax on the recipient of an “excess parachute payment” and Code Section 280G disallows the tax deduction to the payor of any amount of an excess parachute payment that is contingent on a change in control. A payment as a result of a change in control must exceed three times the executive’s base amount to be considered an excess parachute payment, and then the excise tax is imposed on the parachute payments that exceed the executive’s base amount. The intent of the tax gross-up is to provide a benefit without a tax penalty to the Corporation’s chief executive officer if he is displaced in the event of a change in control. The Compensation Committee believes that this tax protection for excess parachute payments for the chief executive officer is consistent with market practice, is a valuable executive talent retention incentive, and is consistent with the objectives of the Corporation’s overall executive compensation program. Payment of the change in control and tax gross-up amounts may be limited, however, by the restrictions described under “Capital Purchase Program” below.

Section 409A

Amounts deferred under the Corporation’s nonqualified deferred compensation programs after December 31, 2004 are subject to Internal Revenue Code Section 409A, which governs when elections for deferrals of compensation may be made, the form and timing permitted for payment of such deferred amounts, and the ability to change the form and timing of payments initially established. Section 409A imposes sanctions for failure to comply, including accelerated income inclusion, a 20% penalty and an interest penalty. FNB United has amended its plans as necessary to comply fully with the final Section 409A regulations.

Capital Purchase Program

On February 13, 2009, FNB United completed the sale of $51.5 million of newly issued shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, to the United States Department of the Treasury (the “Treasury”) as part of the Corporation’s participation in the Capital Purchase Program, which was created under the Trouble Asset Relief Program of the Emergency Economic Stabilization Act of 2008. As a result of participating in the Capital Purchase Program, FNB United adopted the Treasury’s standards for executive compensation and corporate governance. These requirements apply to the Corporation’s senior executive officers, named above. As a condition to closing the sale of the preferred shares and a related warrant to purchase FNB United common shares to the Treasury, the Corporation agreed to implement the following executive compensation provisions, limitations and restrictions:

•	a prohibition on incentive compensation plans and arrangements for senior executive officers that encourage unnecessary and excessive risks that threaten the value of FNB United;

•

a recovery, or “clawback,” of any bonus or incentive compensation paid (or under a legally binding obligation to be paid) to a named executive officer based on materially inaccurate financial statements or other materially inaccurate performance metric criteria;

•	a prohibition on making “golden parachute payments” to senior executive officers; and

•	an agreement not to claim a deduction, for federal income tax purposes, for compensation paid to any of the named executive officers in excess of $500,000 per year.

In connection with the Corporation’s participation in the Capital Purchase Program, each of the senior executive officers executed an agreement with FNB United, amending his employment arrangements to cause such arrangements to comply with the terms of the TARP Securities Purchase Agreement.

The American Recovery and Reinvestment Act of 2009 (“ARRA”), signed into law by the President of the United States on February 17, 2009, retroactively amended the executive compensation provisions applicable to participants in the Capital Purchase Program. ARRA executive compensation standards remain in effect for Capital Purchase Program participants during the period in which any obligation arising from financial assistance provided under the Capital Purchase Program remains outstanding, excluding any period during which the Treasury holds only the warrant (the “Covered Period”). ARRA’s executive compensation standards apply to FNB United’s named executive officers as will as certain other employees. ARRA continues all of the same compensation and governance restrictions imposed under EESA and the Capital Purchase Program, and adds substantially to these restrictions in several areas. The new standards include, without limitation, the following:

•

prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants that do not fully vest during the Covered Period, up to one-third of an employee’s total annual compensation;

•	prohibitions on “golden parachute payments” upon certain executives’ or employees’ departure from the Corporation;

•

an expanded provision for recovery, or “clawback,” of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria;

•	prohibitions on compensation plans that encourage manipulation of reported earnings;

•

retroactive review of bonuses, retention awards and other compensation previously provided by Capital Purchase Program participants if found by the Treasury to be inconsistent with the purposes of the program or otherwise contrary to public interest;

•	required establishment of a company-wide policy regarding “excessive or luxury expenditures;” and

•	inclusion in a participant’s proxy statements for annual shareholder meetings of a nonbinding “say on pay” proposal to allow a shareholder vote to approve executive compensation.

Following the adoption of ARRA, the Treasury promulgated an interim final rule, effective June 15, 2009, establishing executive compensation and corporate governance standards applicable to recipients, including FNB United, of TARP funds under the Capital Purchase Program. These standards are applicable to the named executive officers and certain most highly compensated employees of the Corporation. To evidence the intent of FNB United, the named executive officers and 25 of the most highly compensated employees of the Corporation to comply with the TARP compensation standards as set forth in ARRA and the interim final rule, the named executive officers signed revised agreements, and the 25 most highly compensated employees signed agreements, with FNB United recognizing the following requirements and prohibitions upon FNB United:

•	FNB United must comply with the requirements of Internal Revenue Code section 162(m)(5).

•	FNB United is prohibited from making any golden parachute or severance payment to any of its named executive officers or any of the five next most highly compensated employees.

•

FNB United is prohibited from paying or accruing any bonus payment to the five most highly compensated employees, except as permitted by the TARP compensation standards. For this purpose, the five most highly compensated employees may include the named executive officers.

•

FNB United is required to recover or “clawback” any bonus payments to its named executive officers or any of the 20 next most highly compensated employees if payment was based on materially inaccurate financial statements or performance metric criteria.

•	FNB United is prohibited from maintaining any employee compensation plan that would encourage the manipulation of reported earnings to enhance the compensation of any employee.

•

FNB United is prohibited from maintaining any compensation plan for named executive officers that would encourage such officers to take unnecessary and excessive risks that threaten the value of FNB United.

•	FNB United is prohibited from providing tax gross-ups to its named executive officers or any of the 20 next most highly compensated employees.

In addition, each of the named executive officers and 25 most highly compensated employees agreed to consent to all modifications or amendments to any of the Corporation’s benefit plans, arrangements and agreements, including employment, change-of-control and severance agreements, as may be necessary to give effect to the TARP compensation standards.

Prompt Corrective Action

As of October 30, 2010, CommunityONE Bank was designated as “significantly undercapitalized” for regulatory capital purposes. Being significantly or critically undercapitalized subjects CommunityONE Bank to prompt corrective action restrictions on its activities, including restrictions on the payment of bonuses and compensation to senior executive officers. Without prior approval of the Comptroller of the Currency, the Bank’s primary regulator, CommunityONE Bank may not pay any bonus to any senior executive officer or provide compensation to any senior executive officer at a rate exceeding that officer’s average rate of compensation (excluding bonuses, stock options and profit-sharing) during the 12 calendar months preceding the calendar month in which the Bank became undercapitalized.

Summary

In summary, FNB United believes that the combination of salary, cash incentives, potential for equity ownership in the Corporation, and set of benefits offered provides sufficient motivation for the Corporation’s management team to produce strong returns for shareholders. FNB United further believes that its compensation program permits the Corporation to operate its business effectively, appropriately rewards executives and all employees for their efforts on behalf of the Corporation, and remains focused on creating shareholder value.

Report of the Compensation Committee

The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis included in this Proxy Statement with management. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement for filing with the Securities and Exchange Commission.

Discussion of Risk Issues Associated with Plans

The following discussion identifies the various compensation plans offered by FNB United and describes how unnecessary risks, if any, posed by the plans have been limited and how the plans do not encourage the manipulation of reported earnings to enhance any employee’s compensation. The discussion also addresses how those compensation plans for one or more of the senior executive officers do not encourage a senior executive officer to take unnecessary and excessive risks that threaten the value of the Corporation.

FNB United offers three incentive compensation plans:

•	the Stakeholders plan, under which cash bonuses are paid to all CommunityONE Bank employees if predetermined performance goals are met;

•	the executive incentive plan, under which certain executive and senior officers may receive annual cash bonuses if goals targeted by the Compensation Committee are satisfied; and

•	the long-term incentive compensation plan, which provides equity-based awards to senior management and key employees if FNB United meets or exceeds various predetermined financial measures.

The performance goals and financial measures required for awards to be made under each of these three plans generally are set by the Compensation Committee or the full Board of Directors at the beginning of each year. The plans do not encourage unnecessary or excessive risk-taking because the predetermined goals include independent qualitative and quantitative factors, including factors focused on regulatory safety and soundness measures. All of the factors encourage executives and employees to focus on the long-term performance of FNB

United and place simultaneous and equal emphasis on growth, profit, quality and productivity. Based on the Corporation’s performance, performance goals and financial measures required for awards under these plans have not been set, and no awards have been made, since 2008.

The operation of the Stakeholders plan effectively eliminates risk-taking and the manipulation of earnings to enhance employee compensation. The plan uses a comprehensive set of balanced metrics to quantify precisely how performance has affected earnings. The size of the reward pool is based on the total of the earnings variances. All calculations under the plan are fully transparent, using data taken directly from CommunityONE Bank’s general ledger and engaging an independent third-party administrator to do the final calculations. A complete paper trail audit for actual results of the plan model is created. Also, the variety of key performance factors in the plan makes it difficult to manipulate a factor without it being detected through other factors.

The Corporation’s supplemental executive retirement plans do not involve any unnecessary or excessive risk or the possibility of earnings manipulation. Benefits under the Corporation’s SERP that is offered to the named executive officers and various other senior officers of CommunityONE Bank are based solely on average compensation and years of service. Average compensation is comprised of base salary and any cash bonuses under the incentive plans described above. The board of directors amended the SERP to cease additional benefit accrual under the plan after December 31, 2010. Mr. R. Larry Campbell’s supplemental retirement plan will pay a fixed benefit of $30,000 per year for 10 years following retirement and is not susceptible to any risk-taking measures.

Mortgage loan officers at CommunityONE Bank receive base salaries and commissions paid as a percentage of all saleable closed mortgage loan production in excess of $500,000 per month (which amount was reduced on a temporary basis to $350,000 per month commencing April 2011 to retain loan officers through the Bank’s recapitalization process). Loan officers may also qualify for production bonuses based on attaining specified production levels. To qualify for a commission or bonus, all loans must meet CommunityONE Bank’s criteria for approval and have been underwritten by another employee who is independent of the mortgage loan officer. Any loan originated by a mortgage loan officer that is later deemed nonsaleable because of an error made by that loan officer or that suffers an early payment default will not be eligible for commission payment. In the event a commission is paid on a loan later deemed nonsaleable or the loan becomes 90 days past due within 24 months after origination, the commission is subject to recovery, or “clawback,” by the Bank. All mortgage loans made by CommunityONE Bank must satisfy underwriting guidelines that meet or exceed those of Fannie Mae.

Dover Mortgage Company ceased all of its mortgage origination operations in March 2011 and no longer compensates loan officers. Prior to March 2011, compensation for loan officers at Dover Mortgage Company was based solely on commissions. Dover Mortgage Company ameliorated the risks that might be associated with such a commission program by requiring that all loans and other services that are sold on commission be underwritten by someone other than, and independent of, the producer. In addition, all mortgage loans must qualify under applicable investor programs.

Although mortgage loan commissions at both CommunityONE Bank and Dover Mortgage Company are volume driven and do not include multiple performance factors pertaining to risk, mortgage loan risk is moderated by quality and compliance requirements. Both CommunityONE Bank and Dover Mortgage Company have experienced low incidence of required repurchases of loans sold to investors. The mortgage delinquency rate (over 30 days past due) was low at 4.51% at December 31, 2010 for CommunityONE Bank’s serviced loan portfolio, which is comprised of loans retained by the Bank and those sold to Fannie Mae.

CommunityONE Bank’s wealth management division maintains a commission/incentive plan to reward financial consultants and trust officers on new business development. These commission amounts are paid in addition to base salaries. The bank limits risks associated with this plan by its emphasis on relationship banking, which focuses on long-term partnerships with customers and not just the immediate sale of an investment or trust product. In addition, all sales that might qualify for a commission or incentive payment are subject to supervisory oversight. Customer profile sheets addressing suitability standards must be completed and signed by wealth management personnel and the customer and submitted for independent review. Any sale may be denied if deemed inappropriate and not in the customer’s best interest.

Commissions and incentives paid to wealth management personnel are subject to a recovery, or “clawback,” provision that deters employees from opening new trust or employee benefit accounts just to earn commissions. Incentives are paid only after all assets for the account have been received and booked. If the account is closed within 24 months, the incentive payment is recovered and charged against the officer’s future production.

FNB United has ensured that employee compensation plans do not encourage the manipulation of reported earnings through its approval process for any bonus or incentive payments. Any compensation changes require sign-off by the employee’s manager and review by a member of Human Resources. Incentive, commission and bonus payments require the approval of the appropriate manager and the Corporation’s chief human resources officer.

FNB United has made employees aware of the compensation standards applicable to the named, or senior, executive officers and other highly compensated employees. The senior executive officers and 25 most highly compensated employees have signed letters acknowledging that FNB United is required to recover or “clawback” any bonus payments to its senior executive officers or any of the 20 next most highly compensated employees if payment was based on materially inaccurate financial statements or performance metric criteria. This acknowledgement also makes clear that FNB United is prohibited from maintaining any employee compensation plan that would encourage the manipulation of reported earnings to enhance the compensation of any employee and that the Corporation is prohibited from maintaining any compensation plan for senior executive officers that would encourage such officers to take unnecessary and excessive risks that threaten the value of FNB United.

The Corporation has also placed special emphasis on its Code of Business Ethics and whistle blower policy, requiring that all employees review the policies each year and sign an acknowledgement that they have done so. Employees are provided several channels through which they may report any suspicious financial activity within the Corporation, including anonymously or by direct communication with a member of the Audit Committee, thus ensuring that no employee or senior executive officer compensation plan encourages the manipulation of reported earnings to enhance the compensation of any employee. Employees may not be subject to retaliation for good faith reports of wrongdoing.

Certification

In connection with the Corporation’s participation in the TARP Capital Purchase Program, the Compensation Committee hereby certifies that:

•

It has reviewed with the senior risk officer of FNB United the senior executive officer (SEO) compensation plans of FNB United and its subsidiaries and has made all reasonable efforts to ensure that these plans do not encourage SEOs to take unnecessary and excessive risks that threaten the value of FNB United;

•

It has reviewed with the senior risk officer of FNB United the employee compensation plans of FNB and its subsidiaries and has made all reasonable efforts to limit any unnecessary risks these plans pose to FNB United; and

•

It has reviewed the senior employee compensation plans of FNB United and its subsidiaries to eliminate any features of these plans that would encourage the manipulation of reported earnings of FNB United to enhance the compensation of any employee.

Compensation Committee

Thomas A. Jordan, Chair
H. Ray McKenney, Jr.
Eugene B. McLaurin, II

EXECUTIVE COMPENSATION

This section provides information relating to the compensation paid or payable to the Corporation’s two principal executive officers, principal financial officer and one other most highly compensated executive officer in 2010. These four individuals are referred to in this section as the “named executive officers.” This section also provides information regarding the compensation paid to the directors of FNB United in 2010. Shareholders are encouraged to read the following tables closely. The narratives preceding the tables and the footnotes accompanying each table are important parts of each table. Also, shareholders are encouraged to read this section in conjunction with the Compensation Discussion and Analysis above.

Summary Compensation Table

The following table shows for the fiscal years ended December 31, 2010, 2009 and 2008, the compensation of the named executive officers.

Name and Principal Position	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (3)	All Other Compensation ($) (4)	Total ($)

R. Larry Campbell, Chief Executive Officer and President of the Corporation and CommunityONE Bank	2010 2009 2008	221,616 180,000 180,000	na na na	na na na	na na na	na na 1,620	30,418 100,400 176,212	16,255 16,326 20,053	268,289 296,726 377,885

Mark A. Severson, Chief Financial Officer, Treasurer and Executive Vice President of the Corporation and Chief Financial Officer and Executive Vice President of CommunityONE Bank	2010 2009 2008	180,000 180,000 180,000	na na na	na na na	na na na	na na 1,620	90,593 19,800 0	810 6,840 14,065	271,403 206,640 195,685

R. Mark Hensley, Executive Vice President and Chief Banking Officer of CommunityONE Bank	2010 2009 2008	180,000 180,000 180,000	na na na	na na na	na na na	na na 1,620	41,494 23,800 0	11,484 16,245 21,340	232,978 220,045 202,960

Michael C. Miller, Former President and Chief Executive Officer of the Corporation and CommunityONE Bank(1)	2010 2009 2008	136,186 350,000 350,000	na na na	na na na	na na na	na na 3,150	0 150,900 28,800	4,923 19,952 20,103	141,109 520,852 402,053

(1)	Mr. Miller retired on April 22, 2010.
(2)	The salaries shown in this column were determined in 2007 and became effective on January 1, 2008. With the exception of Mr. Campbell, there were no further increases to the base salaries of the named executive officers in 2008, 2009 or 2010 and no increases in their salaries have been approved for 2011. Mr. Campbell’s base annual salary was increased to $225,000 in 2010 upon his assuming the responsibilities of chief executive officer following Mr. Miller’s retirement.
(3)	This column represents the change in pension value during 2010 for each of the named executive officers. The aggregate change in the actuarial present value of the accumulated benefit for 2010 under the Corporation’s qualified pension plan is as follows: Mr. Campbell $43,351, Mr. Hensley $2,251 and Mr. Miller $46,189. The aggregate change in the actuarial present value for the Supplemental Executive Retirement Plan during 2010 for each named executive officer is as follows: Mr. Campbell $(24,064), Mr. Severson $90,593, Mr. Hensley $39,243, and Mr. Miller $(437,615). Under Mr. Campbell’s Nonqualified Supplemental Retirement Plan, the aggregate change in actuarial present value is $11,131. The change in pension value shown for Mr. Campbell reflects his participation in the Corporation’s Supplemental Executive Retirement Plan, effective January 1, 2008, and the amount of the accrual necessary to fund his plan benefit. The accrual amount is based on his length of time as a participant in the plan and projected length of service with FNB United at retirement age.

(4)	2010 All Other Compensation for the named executive officers includes the total of the benefits and perquisites shown in following table. The Corporation ceased paying country club fees in April 2010.

Name	Auto Allowance	Employer 401(k) Match	Country Club Fees
R. Larry Campbell	9,237	6,648	370
Mark A. Severson	—	—	810
R. Mark Hensley	5,709	5,400	375
Michael C. Miller	442	3,500	981

Grants of Plan-Based Awards

Based on the Corporation’s performance, the Compensation Committee of the Board of Directors determined not to grant any awards to the named executive officers or other officers of the Corporation under its annual incentive plan or equity incentive plan for 2010. Therefore, no specific target and maximum award opportunities were defined and no cash or equity awards were earned or granted for 2010 performance results.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on the current holdings of stock option awards by the named executive officers. This table includes unexercised and unvested option awards. Each equity grant is shown separately for each named executive officer.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Options Exercise Price ($)	Option Expiration Date	Date When Fully Vested (1)
R. Larry Campbell	7,500	0	16.15	7/23/2012	7/23/2007
R. Larry Campbell	5,000	0	21.89	12/18/2013	12/18/2008
R. Larry Campbell	5,000	0	19.82	12/16/2014	12/16/2009
Mark A. Severson	4,500	3,000	15.85	7/9/2017	7/9/2012
R. Mark Hensley	3,500	0	16.15	7/23/2012	7/23/2007
R. Mark Hensley	5,000	0	21.89	12/18/2013	12/18/2008
R. Mark Hensley	5,000	0	19.82	12/16/2014	12/16/2009

(1)	Stock options vest and become exercisable ratably in five equal annual installments, beginning on the first anniversary of the grant date.

Option Exercises and Stock Vested

The named executive officers did not exercise any stock options and no restricted shares held by the named executive officers vested in 2010.

Pension Benefits

The table below sets forth information on the retirement benefits for the named executive officers under the FNB United Corp. Employees’ Pension Plan, the FNB United Corp. Supplemental Executive Retirement Plan (SERP), and, in the case of Mr. Campbell, the Nonqualified Supplemental Retirement Plan. The defined benefit plans were designed to work together so that, on an aggregated basis with Social Security benefits, they would provide targeted levels of benefits to the named executive officers. More information about these plans is provided following the table.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($) (1)	Payments During Last Fiscal Year ($)

R. Larry Campbell	FNB United Corp. Employees’ Pension Plan	11	334,164	0

R. Larry Campbell	FNB United Corp. SERP	11	312,835	0

R. Larry Campbell	Nonqualified Supplemental Retirement Plan (2)	na	215,665	0

Mark A. Severson	FNB United Corp. SERP	4	110,386	0

R. Mark Hensley	FNB United Corp. Employees’ Pension Plan	8	36,302	0

R. Mark Hensley	FNB United Corp. SERP	10	63,565	0

Michael C. Miller	FNB United Corp. Employees’ Pension Plan	24	580,382	0

Michael C. Miller	FNB United Corp. SERP (3)	19	0	362,665

(1)	Values reflect the actuarial present value of the named executive officer’s accumulated benefit under the Corporation’s pension plan and the Corporation’s supplemental executive retirement plan, computed as of December 31, 2010. The actuarial present values were determined based upon the 2010 IRS Combined Mortality Table and a discount rate of 6.00%. These assumptions are consistent with those utilized in the development of the Corporation’s financial disclosures under SFAS Nos. 87, 132R and 158. The value shown for Mr. Campbell’s Nonqualified Supplemental Retirement Plan shows the accrued amount as of December 31, 2010. CommunityONE Bank funds this benefit to provide a fixed payment at retirement. Values for all calculations assume that the retirement age will be the normal retirement age as defined in the plans.
(2)	The Nonqualified Supplemental Retirement Plan with Mr. Campbell provides for a retirement benefit of $30,000 per year payable for 10 years at the later of termination or his normal retirement date of age 65. The plan benefit is not based on years of service.
(3)	Mr. Miller retired on April 22, 2010. In November 2010, he was paid a lump-sum benefit of $362,665 under the SERP, which represented his accrued and vested benefit in the plan. The payment was made under the terms and conditions of the SERP, as described in the plan document. He is vested in the pension benefit and can start receiving payments upon his election.

The FNB United Corp. Employees’ Pension Plan is a tax-qualified, broad-based plan available to all regular, full and part-time employees of CommunityONE Bank. Prior to the modified freeze placed on the plan effective December 31, 2006 and discussed below, employees became participants on January 1 or July 1 following completion of the eligibility requirements of one year of service and attainment of age 21. The pension plan formula calculates the benefit based on final average pay (last ten consecutive plan years of compensation during all of which the participant worked), times years of service multiplied by specific percentages as shown in the formulas that follow:

The amount of annual retirement benefit payable according to the normal form of payment is calculated as the greater of (a) or (b):

(a)	1.00% of final average compensation multiplied by years of service, plus 0.65% of final average compensation less covered compensation multiplied by years of service (maximum 35 years);

(b)	December 31, 1988 accrued benefit multiplied by the ratio (not less than one) of final average compensation at termination over final average compensation at December 31, 1988, plus 1.00% of final average compensation multiplied by years of service since December 31, 1988, plus 0.65% of final average compensation less covered compensation multiplied by years of service since December 31, 1988 with a maximum of 35 years including service prior to December 31, 1988 less service to December 31, 1988. Covered compensation is the average of Social Security taxable wage base for the 35-year period ending at the participant’s Social Security retirement age.

The retirement benefit under the pension plan becomes 100% vested when participants complete five years of service. All participants become 100% vested upon attainment of their normal, early or disability retirement date. The normal retirement date for each participant is the first of the month coincident with or next following the attainment of age 65, but not earlier than the five-year anniversary of the plan participant. The normal form of benefit is a single life annuity for an unmarried participant and a joint and 50% survivor annuity for a married participant. A participant may elect other forms of payment, including a joint and 100% survivor annuity, and with the spouse’s written consent a 10-year certain and continuous annuity. A spouse’s consent is also required for a married participant who elects a single life annuity. The single life annuity provides the largest monthly payment to the participant, although payments under this option stop at the participant’s death.

The Corporation placed a modified freeze on the pension plan. Effective December 31, 2006, no new employees are eligible to enter the plan. Participants who meet the requirements of a grandfathering provision will continue to accrue benefits under the pension plan through December 31, 2011. These requirements are that the participant must be at least age 40, must have earned 10 years of vesting service as an employee of FNB United and must have remained an active employee, all as of December 31, 2006. In addition, the plan’s definition of final average compensation for the grandfathered participants was improved from a ten-year averaging period to a five-year averaging period as of January 1, 2007. The retirement benefits of all other participants in the pension plan were frozen as of December 31, 2006. Of the named executive officers, Messrs. Miller and Campbell qualify under the grandfathering provision. In November 2010, the Board of Directors approved an additional amendment to the plan, which ceases participants benefit accruals as of December 31, 2010.

The Supplemental Executive Retirement Plan has a target annual benefit of 10% of final average compensation for Mr. Hensley and a target annual benefit of 15% of final average compensation for Messrs. Severson and Campbell, plus 3% of final average compensation for each year of credit service with a maximum benefit of 60% of average earnings. The amount of the annual retirement benefit, payable as a life annuity, is calculated by taking the non-qualified plan target and subtracting the pension plan benefit, the Social Security offset, and the 401(k) offset. In 2010, the Board of Directors approved an amendment to the plan that causes additional benefit accrual under the SERP to cease after December 31, 2010. This action does not affect a participant’s vested or accrued benefit in the plan.

The normal retirement date for the SERP is age 65. All participants are 100% vested upon attainment of their early or normal retirement age. Early retirement benefits are contingent upon the attainment of age 60 and the completion of 10 years of credited service. A participant may retire with benefits on the first day of any month following attainment of eligibility. The amount of the monthly early retirement benefit is the participant’s accrued benefit reduced to reflect the early commencement of payments. The reduction is 1/180 for each of the months by which the starting date of the benefit precedes the normal retirement date. If the executive has reached age 60 and has completed at least 25 years of service, the reduction is 1/360 for each of the months by which the starting date of the benefit precedes the executive’s normal retirement date.

Nonqualified Deferred Compensation

FNB United does not provide employees with nonqualified deferred compensation opportunities, nor does it offer nonqualified defined contribution plans.

Potential Payments upon Termination

The discussion and tables below reflect the estimated amount of compensation to which each of the named executive officers of FNB United, other than Mr. Miller who retired in April 2010, would be entitled in the event of termination of such executive’s employment. The amounts shown assume a termination date of December 31, 2010. Such amounts are estimates. They do not include compensation and benefits available to all of FNB United’s general employees on a non-discriminatory basis. “COC” refers to a change of control event, as defined by the agreement with each officer. All agreements have been amended to be compliant with Internal Revenue Code Section 409A. At the time of separation from service, if a named executive officer is a specified employee as defined under Section 409A, payments will be delayed for six months as necessary to remain compliant with Section 409A. The American Recovery and Reinvestment Act of 2009 prohibits all golden parachute payments (other than for services performed or benefits accrued) to the named executive officers and the next five most highly compensated employees of entities, such as FNB United, that have received financial assistance under the Troubled Asset Relief Program (“TARP”). The table below shows the amounts payable under ARRA and those payable were FNB United not a TARP recipient.

Compensation and/or Benefits Payable Upon Termination	Voluntary Termination	Involuntary or Good Reason Termination	Termination by FNB United Other Than for Cause or By the Executive With Good Reason After a COC	Death	Disability
R. Larry Campbell
Nonqualified Supplemental Retirement Plan (1)	294,419	294,419	294,419	300,000	294,419
SERP Benefit (1)	312,835	312,835	312,835	143,905	312,835

Total	607,254	607,254	607,254	443,905	607,254

Total Allowable under ARRA	607,254	607,254	607,254	443,905	607,254

Mark A. Severson
Severance Benefit	na	na	360,000	na	na
SERP Benefit (1)	0	110,386	110,386	0	110,386

Total	0	110,386	470,386	0	110,386

Total Allowable under ARRA	0	0	0	0	110,386

R. Mark Hensley
Severance Benefit	na	na	360,000	na	na
SERP Benefit (1)	0	63,565	63,565	29,237	63,565

Total	0	63,565	423,565	29,237	63,565

Total Allowable under ARRA	0	0	0	29,237	63,565

(1)	SERP and NSRP amounts provided are the present values of the benefit payment.

Voluntary Termination and Early Retirement

Mr. Miller retired on April 22, 2010. He received a lump-sum payout of his accrued and vested SERP benefit of $362,665 in November 2010. Mr. Miller’s payment was made under the terms and conditions of the SERP, as set forth in the SERP plan document.

Under FNB United’s Supplemental Executive Retirement Plan (SERP), Mr. Campbell is eligible for a voluntary termination benefit because he has met the voluntary termination requirements of the plan. No other named executive officer would receive benefits under this plan upon voluntary termination as of December 31, 2010. The voluntary termination benefit requires that the executive have attained age 58 and completed 10 or more years of service. Payment of the benefit may commence immediately and may take the form of a life annuity (normal form), life annuity with a 10- or 15-year period certain, a joint and 50% (or 100%) survivor annuity, or a lump sum payment if the actuarial present value of the accumulated benefit does not exceed $10,000. Mr. Campbell would be eligible for the same SERP benefit under normal retirement as under voluntary termination. Under his Nonqualified Supplemental Retirement Plan, Mr. Campbell would receive the normal retirement benefit because he has reached normal retirement age.

As of December 31, 2010, none of the named executive officers would receive benefits under the SERP for early retirement. Early retirement is defined as completing 10 or more years of service and attaining age 60. In the event a participant in the SERP who is vested in his or her benefits retires early, the Corporation has the discretion to modify the benefits payable under the SERP to that individual. For example, FNB United may choose to provide an increased SERP benefit to replace the reductions for early retirement made under both the pension plan and the SERP so that the executive receives the same total benefit that he would have been eligible for at the normal retirement date.

Involuntary or Good Reason Termination

Under Mr. Campbell’s employment agreement, which terminated by its terms on December 31, 2010, if the Corporation terminated his employment without cause prior to December 31, 2010, then the executive was to receive his base salary through the end of the then-current term of the agreement and an amount for the year of termination and for each year remaining in the term equal to the average bonuses paid to him under the Corporation’s annual cash incentive plan and executive plan for the three calendar years prior to the year of termination (prorated in the case of any partial year). Mr. Campbell would have been entitled to continuation of group health, disability and life insurance benefits or he may have elected, if eligible, to participate in the Corporation’s postretirement medical and life insurance benefits plan. The Corporation would have been required to reimburse the executive for the costs of continuation coverage or postretirement plan premiums until the earlier of (a) the end of the otherwise remaining term of the agreement, (b) the date in which the executive is eligible to participate as a full-time employee in a group health, disability or life insurance plan of another employer, and (d) death, provided that the Corporation’s obligation to reimburse the executive would end as of the nineteenth month following employment termination. The table assumes 18 months of continuation coverage for health, disability and life insurance benefits are paid.

Upon involuntary termination without cause or voluntary termination for good reason, Messrs. Campbell and Hensley are eligible for a SERP benefit, payable in a lump sum following separation from service. The SERP defines good reason as a substantial reduction of the participant’s regular and material duties of his job. Under his Nonqualified Supplemental Retirement Plan, Mr. Campbell would receive the normal retirement benefit in monthly payments for 10 years starting at the date of termination, having attained the normal retirement age of 65.

Termination by FNB United Other than for Cause or by the Executive for Good Reason After a Change of Control

Mr. Campbell’s employment agreement provided for a severance benefit in the event of termination of his employment in connection with, or within 24 months after, a change of control for reasons other than cause, death, or disability or by the officer for good reason. Mr. Campbell would have been entitled to receive two times his total cash compensation, including salary and bonus, paid during the calendar year ended immediately prior to the change of control or termination, whichever is higher. He would also have been entitled to the same health, disability and life insurance benefits and for the same period as described under “Involuntary or Good Reason Termination.” The table assumes 18 months of continuation coverage for these benefits. All of his outstanding stock options and restricted stock awards would immediately vest. The benefit under his Nonqualified Supplemental Retirement Plan will immediately vest. He is eligible for a payment under the SERP, which is the same as described under “Voluntary Termination and Early Retirement.” Payments shown in the table above are reduced to the maximum amount that may be paid under Internal Revenue Code Section 280G without triggering excise taxes (if applicable).

The change of control agreements for Messrs. Hensley and Severson provide, in the event of a termination of employment in connection with, or within 24 months after, a change of control for reasons other than cause, or by the officer for good reason, each officer will receive a severance benefit. Each of these two executives would be entitled to a benefit equal to two times his total cash compensation (salary and bonus) for the fiscal year immediately prior to the year in which the change of control or the termination occurred, whichever is higher. Messrs Hensley and Severson are also eligible for a SERP benefit. Payments shown in the table above are reduced to the maximum amount that may be paid under Internal Revenue Code Section 280G without triggering excise taxes (if applicable).

Death

Mr. Campbell’s Nonqualified Supplemental Retirement Plan provides a death benefit of $300,000 if he dies before retirement. Under the SERP, the spouses of Campbell and Hensley would receive a lifetime survivor annuity. For Mr. Campbell, this benefit would start 30 days after death. For Mr. Hensley, the benefit would commence on the date he would have attained age 65.

Disability

Mr. Campbell’s employment agreement provided that if his employment terminated due to disability, he would have received his base salary, less any disability insurance payments paid to him on a policy maintained for his benefit by the Corporation, through the end of the then-current term of the agreement, which was December 31, 2010. Under his Nonqualified Supplemental Retirement Plan, Mr. Campbell would receive the normal retirement benefit. Under the SERP, Messrs. Campbell and Hensley would be eligible for a benefit payable starting at the normal retirement date (age 65) or actual retirement, if earlier.

Termination for Cause

If FNB United terminates any of the named executive officers for cause, FNB United shall have no obligations to the executive after the date of termination.

2003 Stock Incentive Plan

Under the 2003 Stock Incentive Plan, the vesting of equity does not automatically accelerate under any termination events. No equity acceleration is assumed unless the acceleration is specified in the officer’s employment or change of control agreement. However, notwithstanding any other provision of the plan to the contrary, in the event of termination of employment by reason of death, disability, normal retirement, early retirement with the consent of the Corporation or leave of absence approved by the Corporation, or in the event of hardship or other special circumstances, of a participant who holds an option that is not immediately and fully exercisable or any restricted shares as to which the substantial risk of forfeiture or the prohibition or restriction on transfer has not lapsed, the Compensation Committee may in its sole discretion take any action that it deems to be equitable under the circumstances or in the best interests of the Corporation, including waiving or modifying any limitation or requirement with respect to any award under the plan.

Nonmanagement Directors’ Compensation

The following table sets forth the compensation paid to the Corporation’s non-management directors for fiscal year 2010. Prior to CommunityONE Bank’s execution of the Consent Order with the Office of the Comptroller of the Currency in July 2010, directors who are not also employees of the Corporation or a subsidiary were paid an annual retainer of $750 per month and the board chair, who is an independent director, received an additional monthly retainer of $2,500 for serving as board chair. These retainer fees were eliminated with the execution of the Consent Order. Each committee chair receives a $1,000 annual retainer for serving as chair, which is payable in June each year. That payment has also been eliminated for the period the Consent Order is in effect. Directors also earned $750 for each board meeting they attended and $500 for each committee meeting they attended in 2010. The Board reduced directors’ fees to $500 for each board meeting and $250 for each committee meeting attended commencing 2011.

Non-management directors are eligible for grants of nonqualified stock options and shares of restricted stock under the Corporation’s incentive stock plan. There were no stock options or shares of restricted stock granted to the directors in the 2010 fiscal year. FNB United does not provide any non-equity incentive compensation to the directors.

Name	Fees Earned or Paid in Cash ($)(1)
Jacob F. Alexander III	27,250
Larry E. Brooks	25,500
James M. Campbell, Jr.	52,500
Darrell L. Frye	24,750
Hal F. Huffman, Jr.	19,750
Thomas A. Jordan	20,500
Lynn S. Lloyd	31,500
H. Ray McKenney	33,500
Eugene B. McLaurin II	21,750
R. Reynolds Neely, Jr.	25,000
J. M. Ramsay III (2)	23,500
Suzanne B. Rudy (2)	23,500
Carl G. Yale	26,000

(1)	Aggregate number of option awards outstanding at fiscal year end: Mr. J. Campbell, 7,500; Mr. Frye, 7,500; Mr. Jordan, 7,500; Mr. McKenney, 1,204; Mr. McLaurin, 5,000; Mr. Neely, 7,500; and Mr. Ramsay, 5,500.
(2)	Ms. Rudy and Mr. Ramsay resigned from the Board of Directors in November and December, 2010, respectively.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the Compensation Committee has ever been an officer or employee of the Corporation or any of its subsidiaries or performs services for the Corporation or its subsidiaries other than as a director. None of the executive officers of the Corporation served during 2010 as a director or member of the compensation committee of any entity of which any executive officer served as a director or member of the compensation committee of FNB United.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Corporation is not aware of any holders of more than 5% of the outstanding shares of FNB United common stock as of June 20, 2011. The following table sets forth as of June 20, 2011, certain information with respect to the beneficial ownership of FNB United common stock by directors, by the named executive officers and by directors and executive officers as a group.

Name	Amount and Nature of Beneficial Ownership (1) (2)	Percent of Class

Larry E. Brooks	18,871	*
James M. Campbell, Jr.	93,193	*
R. Larry Campbell	77,282	*
Darrell L. Frye	11,300	*
R. Mark Hensley	17,144	*
Hal F. Huffman, Jr.	44,587	*
Thomas A. Jordan	84,028	*
Lynn S. Lloyd	28,466	*
H. Ray McKenney, Jr.	97,316	*
Eugene B. McLaurin, II	21,393	*
Michael C. Miller	77,564	*
R. Reynolds Neely, Jr.	81,017	*
Mark A. Severson	16,983	*
Carl G. Yale	25,000	*

Directors and executive officers as a group (14 persons)	694,148	6.04

*	Less than one percent.
(1)	Includes shares held by directors’ and executive officers’ immediate families, including spouse and/or children residing in same household. Does not include 1,000 shares owned by the Ferree Educational and Welfare Fund, of which Mr. Miller is a trustee and treasurer.
(2)	Includes shares subject to stock options exercisable as of June 20, 2011 or within 60 days thereafter for Mr. J. Campbell (7,500 shares), Mr. R. Campbell (17,500 shares), Mr. Frye (7,500 shares), Mr. Jordan (7,500 shares), Mr. McKenney (1,204 shares), Mr. McLaurin (5,000 shares), Mr. Neely (7,500 shares), Mr. Hensley (13,500 shares), Mr. Severson (6,000 shares) and all directors and executive officers as a group (73,204 shares). With respect to executive officers, also includes shares allocated to such persons’ individual accounts under the Corporation’s 401(k) plan as follows: Mr. R. Campbell (4,587 shares), Mr. Hensley (1,144 shares) and Mr. Severson (1,983 shares).

On April 26, 2011, FNB United entered into separate binding investment agreements (the “Investment Agreements”) with an affiliate of The Carlyle Group (“Carlyle”) and affiliates of Oak Hill Capital Partners (together, “Oak Hill Capital” and collectively with Carlyle, the “Anchor Investors”) to sell to the Anchor Investors common stock of the Company (“FNB Common Stock”), subject to the terms of the Investment Agreements. Funds affiliated with Carlyle and Oak Hill Capital will each purchase 484,375,000 shares of FNB Common Stock at a price of $0.16 per share, or approximately $77.5 million for each of Carlyle and Oak Hill Capital (the “Investments”). FNB United anticipates issuing approximately an equal number of shares to institutional and other investors in private placement transactions that are expected to close concurrently with the Investments. If the Investments are completed, each Anchor Investor will own approximately 23.02% of the voting equity of the Company after giving effect to the merger with Bank of Granite Corporation, which was announced on the same day, the Investments, and the other transactions, including the private placement issuances, contemplated to be implemented in connection with such transactions.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information on outstanding equity awards under the Corporation’s equity compensation plans as of December 31, 2010.

Plan Category	Number of Securities to Be Issued upon Exercise	Weighted-Average Exercise Price	Number of Securities Remaining Available for Future Issuance (1)

Equity Compensation Plans approved by Shareholders (2)	366,542	$18.54	869,534

Equity Compensation Plans Not Approved by Shareholders (3)	—	—	—

Total	366,542	$18.54	869,534

(1)	The number of securities remaining available for issuance at December 31, 2010, excludes the number of securities to be issued upon exercise of outstanding options.
(2)	Under equity compensation plans approved by shareholders at December 31, 2010, securities to be exercised under outstanding stock options amounted to 365,742 with a weighted-average exercise price of $18.57. Additionally, there were 800 shares of non-vested restricted stock with a weighted-average grant date fair value of $2.60.
(3)	There were no equity compensation plans at December 31, 2010, that had not been approved by shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain of the directors and officers of the Corporation and its subsidiaries and companies with which they are affiliated were customers of and borrowers from CommunityONE Bank in the ordinary course of business in 2010. Similar banking transactions are expected to take place in the future. Except as set forth below, in the opinion of management, all outstanding loans and commitments included in such transactions were made substantially on the same terms, including interest rates and collateral, as those prevailing at the time in comparable transactions with other customers and did not involve more than normal risk of collectibility or contain other unfavorable features.

Jacob F. Alexander III, who served on the Board of Directors until his resignation on May 26, 2011, and entities with which he is affiliated have borrowed from CommunityONE Bank on various occasions since February 2004. Although the loans were made substantially on the same terms as those prevailing at the time in comparable transactions with other customers and did not involve more than a normal risk of collectibility when made, during 2010 and resulting from the unfavorable economic conditions affecting real estate in North Carolina and Mr.

Alexander’s real estate development and investment businesses, certain of those loans were on nonaccrual, past due, restructured or potential problem loans. The following table sets forth additional information about these loans. Mr. Alexander is a manager of each of the limited liability companies identified in the table. He has a 50% ownership interest in each of JRNC, LLC, Council Street Partners, LLC, and A & H Investments, Inc., which owns 50% of J.A.B. NO. 1 L.L.C.

Borrower	Maximum Principal Amount Outstanding During 2010	Principal Amount Outstanding at December 31, 2010	Principal Paid in 2010	Interest Paid in 2010	Rate or Amount of Interest Payable
J.A.B. NO. 1 L.L.C.	$1,033,915.00	$1,033,915.00	$—	$18,201.21	4.7500%
J.A.B. NO. 1 L.L.C.	$1,667,216.98	$1,624,680.40	$42,536.58	$57,522.54	3.7500%
JRNC, LLC	$2,164,500.00	$2,164,500.00	$—	$75,860.89	5.0000%
Council Street Partners, LLC	$205,000.00	$205,000.00	$—	$5,362.03	3.8750%
Council Street Partners, LLC	$150,000.00	$150,000.00	$—	$3,497.21	3.8750%
Council Street Partners, LLC	$317,000.00	$317,000.00	$—	$8,024.06	3.7500%
Council Street Partners, LLC	$145,000.00	$—	$145,000.00	$4,632.33	3.8750%
Council Street Partners, LLC	$98,000.00	$98,000.00	$—	$2,299.94	3.8750%
Council Street Partners, LLC	$85,000.00	$22,626.66	$62,373.34	$2,290.62	3.8750%

The Corporation recognizes that related party transactions can present actual or potential conflicts of interest and may create the appearance that decisions are based on considerations other than the best interests of FNB United. Therefore, the Board of Directors has adopted a “Regulation O Policy,” which it applies not only to extensions of credit to executive officers, directors and principal shareholders but also is guided by that policy with respect to any transaction involving an insider. Under the policy, any actual or potential conflict of interest regarding insiders must be promptly disclosed to the Board of Directors for consideration, whether the conflict is intended or unintended. The Board retains final authority to approve any transaction with an insider. The involved insider is required to abstain from the Board’s approval process with respect to any transaction in which the insider may obtain any direct or indirect benefit.

Rules of the Nasdaq Stock Market require that a majority of the Board of Directors be independent directors, as defined in Nasdaq Rule 5605. FNB United has reviewed the independence of each of its directors. In conducting this review, the Corporation has considered transactions and relationships between each director, or any member of his family, and FNB United and its subsidiaries. As a result of this review, the Board of Directors has determined that all of the directors are “independent” under the Nasdaq listing standards, with the exception of R. Larry Campbell. For a list of the directors, see Item 10 of this Part III above.

Item 14.	Principal Accountant Fees and Services.

The independent registered public accounting firm of Dixon Hughes Goodman LLP audited the Corporation’s consolidated financial statements for the years ended December 31, 2007 through 2010. A representative of Dixon Hughes Goodman is expected to be present at the Annual Meeting of Shareholders. The representative will have the opportunity to make a statement if he or she desires to do so, and will be available to respond to appropriate questions, including those relating to the 2010 audit of the Corporation’s financial statements.

Disclosure of Auditor Fees

The following is a summary of the fees billed or expected to be billed to the Corporation by Dixon Hughes Goodman LLP for professional services rendered for the fiscal years ended December 31, 2010 and 2009:

Fee Category	2010	2009

Audit Fees	$391,455	448,300
Audit-Related Fees	25,000	44,700
Tax Fees	51,575	65,233
All Other Fees	—	—

Total Fees	$468,020	$558,233

Audit Fees. This category consists of fees billed and expected to be billed for professional services rendered for the audit of our annual financial statements, the audit of internal control over financial reporting as of December 31, 2010, as required by Section 404 of the Sarbanes-Oxley Act of 2002, and reviews of our interim financial statements.

Audit-Related Fees. This category consists of fees billed for services that are reasonably related to the performance of the audit or review of our financial statements and are not otherwise reported under “Audit Fees.” During 2010 and 2009, these fees consisted of the audit of our benefit plans, routine accounting consultations and accounting consultations related to merger transactions.

Tax Fees. This category consists of fees billed for professional services for tax compliance, tax advice and, during 2010 and 2009 tax consultations related to merger specific issues.

All Other Fees. This category consists of fees for professional services other than the services reported above.

Audit Committee Preapproval Policies and Procedures

The Audit Committee has adopted policies and procedures for the preapproval of audit, audit-related, tax and other services for the purpose of maintaining the independence of our independent auditors. Under the policy, the Audit Committee is required to review and approve, on an annual basis, all audit services, as well as pre-approve non-audit services that may be performed by the independent auditors. The Audit Committee has preapproved unspecified non-audit services that will not exceed $20,000. Management is required to inform the Audit Committee of the engagement of a firm for such services at the committee’s next regularly scheduled meeting following the engagement. Management is required to obtain specific preapproval from the committee for any engagement for non-audited services over $20,000. Preapproval responsibility for certain activities may be delegated to a subcommittee comprised of two or more members of the Audit Committee. Any such subcommittee must report any preapproval decisions to the Audit Committee at its next scheduled meeting.

During fiscal year 2010, the Audit Committee preapproved all services provided by the independent auditors.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit Number	Description

31.10	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.11	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of July 6, 2011.

FNB United Corp.
(Registrant)

By:	/s/ R. Larry Campbell
R. Larry Campbell
Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of July 6, 2011.

Signature	Title

/s/ R. Larry Campbell R. Larry Campbell	Interim President and Chief Executive Officer (Principal Executive Officer)

/s/ Mark A. Severson Mark A. Severson	Executive Vice President and Treasurer (Principal Financial and Accounting Officer)

/s/ Larry E. Brooks Larry E. Brooks	Director

/s/ James M. Campbell, Jr. James M. Campbell, Jr.	Director

/s/ R. Larry Campbell R. Larry Campbell	Director

/s/ Darrell L. Frye Darrell L. Frye	Director

/s/ Hal F. Huffman, Jr. Hal F. Huffman, Jr.	Director

/s/ Thomas A. Jordan Thomas A. Jordan	Director

/s/ Lynn S. Lloyd Lynn S. Lloyd	Director

/s/ Ray H. McKenney, Jr. Ray H. McKenney, Jr.	Director

/s/ Eugene B. McLaurin, II Eugene B. McLaurin, II	Director

/s/ R. Reynolds Neely, Jr. R. Reynolds Neely, Jr.	Director

/s/ Carl G. Yale Carl G. Yale	Director