Form 10-Q
period 2011-06-30
FNB United Corp.
filed 2011-08-09
CIK 764811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

As of August 8, 2011 (the most recent practicable date), the Registrant had outstanding 11,424,272 shares of Common Stock.

FNB United Corp. and Subsidiary

Report on Form 10-Q

June 30, 2011

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this quarterly report on Form 10-Q, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are not historical facts are “forward-looking statements.” These statements are based on management’s current views and assumptions about future events or future financial performance and involve risks and uncertainties that could significantly affect expected results. Forward-looking statements are not guarantees of performance or results and can be identified by the use of forward-looking terminology, such as “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions. Factors that may cause actual results to differ materially from those contemplated by forward-looking statements include, among others, the following: the effects of future economic conditions, including inflation or a decrease in residential housing values; governmental monetary and fiscal policies, as well as legislative and regulatory changes; our ability to maintain required capital levels and adequate sources of funding and liquidity; the risks of changes in interest rates; changes in the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities; credit risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with competitors offering banking products and services by mail, telephone and the Internet; our ability to receive dividends from our subsidiary; the effects of critical accounting policies and judgments; regulatory actions and developments, including the potential impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act; fluctuations in our stock price; the effect of any mergers, acquisitions or other transactions to which we or our subsidiary may from time to time be a party; and the failure of assumptions underlying the establishment of our allowance for loan losses. The forward-looking statements contained in this report may also be subject to other risks and uncertainties, including those discussed elsewhere in this report and in FNB United Corp.’s other filings with the Securities and Exchange Commission, including in Item 1A, “Risk Factors,” of the FNB United Corp.’s annual report on Form 10-K/A, Amendment No. 1, for the year ended December 31, 2010. All forward-looking statements speak only as of the date on which such statements are made and FNB United Corp. undertakes no obligation to update any statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

i

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

FNB United Corp. and Subsidiary

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except share and per share data)	June 30, 2011	December 31, 2010
Assets
Cash and due from banks	$23,500	$21,051
Interest-bearing bank balances	137,291	139,543
Investment securities:
Available-for-sale, at estimated fair value (amortized cost of $376,942 in 2011 and $306,193 in 2010)	380,679	305,331
Loans held for sale	9,450	—
Loans held for investment	1,018,274	1,303,975
Less: Allowance for loan losses	(59,366)	(93,687)

Net loans held for investment	958,908	1,210,288
Premises and equipment, net	43,422	44,929
Other real estate owned	101,384	62,058
Core deposit premiums	3,776	4,173
Bank-owned life insurance	32,511	31,968
Other assets	30,723	43,939
Assets from discontinued operations	594	39,089

Total Assets	$1,722,238	$1,902,369

Liabilities
Deposits:
Noninterest-bearing demand deposits	$156,059	$148,933
Interest-bearing deposits:
Demand, savings and money market deposits	557,080	585,815
Time deposits of $100,000 or more	492,653	544,732
Other time deposits	399,162	416,910

Total deposits	1,604,954	1,696,390
Retail repurchase agreements	10,056	9,628
Federal Home Loan Bank advances	144,456	144,485
Subordinated debt	2,500	7,500
Junior subordinated debentures	56,702	56,702
Other liabilities	16,086	14,600
Liabilities from discontinued operations	1,202	1,901

Total Liabilities	1,835,956	1,931,206

Shareholders’ Equity
Preferred stock Series A, $10.00 par value; authorized 200,000 shares, 51,500 shares issued and outstanding at $1,000 stated value	49,302	48,924
Preferred stock, $1.00 par value, authorized 15,000,000 shares, 12,500,000 shares in 2011 and 7,500,000 shares in 2010	12,500	7,500
Common stock warrant	3,891	3,891
Common stock, $2.50 par value; authorized 50,000,000 shares, issued 11,424,390 shares in 2011 and 2010	28,561	28,561
Surplus	115,085	115,073
Accumulated deficit	(322,154)	(229,095)
Accumulated other comprehensive loss	(903)	(3,691)

Total Shareholders’ Deficit	(113,718)	(28,837)

Total Liabilities and Shareholders’ Deficit	$1,722,238	$1,902,369

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary

Consolidated Statements of Operations (unaudited)

(dollars in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest Income
Interest and fees on loans	$12,221	$18,027	$25,282	$37,129
Interest and dividends on investment securities:
Taxable income	2,717	3,120	4,798	6,945
Non-taxable income	134	395	297	830
Other interest income	118	107	284	193

Total interest income	15,190	21,649	30,661	45,097

Interest Expense
Deposits	4,963	6,215	10,132	12,617
Retail repurchase agreements	14	28	31	52
Federal Home Loan Bank advances	703	983	1,401	2,092
Federal funds purchased	—	—	—	4
Other borrowed funds	318	523	696	1,035

Total interest expense	5,998	7,749	12,260	15,800

Net Interest Income before Provision for Loan Losses	9,192	13,900	18,401	29,297
Provision for loan losses	33,580	27,236	53,763	36,726

Net Interest Loss after Provision for Loan Losses	(24,388)	(13,336)	(35,362)	(7,429)

Noninterest Income
Service charges on deposit accounts	1,485	1,981	2,929	3,919
Mortgage loan income	(14)	515	107	770
Cardholder and merchant services income	841	791	1,607	1,470
Trust and investment services	350	518	752	996
Bank owned life insurance	266	257	666	498
Other service charges, commissions and fees	216	252	356	611
Securities (losses)/gains, net	(98)	828	(84)	1,497
Gain on fair value swap	77	49	169	95
Other income	162	69	365	97

Total noninterest income	3,285	5,260	6,867	9,953

Noninterest Expense
Personnel expense	6,231	6,608	12,725	13,248
Net occupancy expense	1,117	1,175	2,303	2,415
Furniture, equipment and data processing expense	1,613	1,691	3,219	3,387
Professional fees	1,628	772	2,879	1,278
Stationery, printing and supplies	99	133	218	241
Advertising and marketing	196	359	336	806
Other real estate owned expense	10,586	4,615	26,773	5,086
Credit/debit card expense	427	447	818	909
FDIC insurance	1,575	812	3,438	1,534
Other expense	2,858	2,574	6,371	3,839

Total noninterest expense	26,330	19,186	59,080	32,743

Loss from continuing operations, before income taxes	(47,433)	(27,262)	(87,575)	(30,219)
Income tax benefit - continuing operations	(448)	(2,635)	(576)	(2,036)

Net loss from continuing operations	(46,985)	(24,627)	(86,999)	(28,183)
Loss from discontinued operations, before income taxes	(2,202)	(491)	(5,895)	(525)
Income tax benefit - discontinued operations	(213)	(193)	(213)	(206)

Net loss from discontinued operations	(1,989)	(298)	(5,682)	(319)

Net Loss	(48,974)	(24,925)	(92,681)	(28,502)
Cumulative dividends on preferred stock	(1,087)	(822)	(2,104)	(1,641)

Net Loss Available to Common Shareholders	$(50,061)	$(25,747)	$(94,785)	$(30,143)

Weighted average number of common shares outstanding - basic and diluted	11,426,501	11,424,435	11,425,585	11,424,298
Net loss per common share from continuing operations - basic and diluted	$(4.21)	$(2.23)	$(7.80)	$(2.61)
Net loss per common share from discontinued operations - basic and diluted	(0.17)	(0.03)	(0.50)	(0.03)
Net loss available to common shareholders per share - basic and diluted	(4.38)	(2.26)	(8.30)	(2.64)

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss (unaudited)

For the Six Months Ended June 30, 2011 and 2010

	Preferred Stock		Common Stock		Common Stock	Surplus	(Accumulated	Accumulated Other Comprehensive	Total
(in thousands, except share and per share data)	Shares	Amount	Shares	Amount	Warrant		Deficit)	Loss
Balance, December 31, 2009	51,500	$48,205	11,426,413	$28,566	$3,891	$115,039	$(96,234)	$(1,108)	$98,359
Comprehensive loss:
Net loss	—	—	—	—	—	—	(28,502)	—	(28,502)
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period on securities available-for-sale, net of tax	—	—	—	—	—	—	—	2,613	2,613
Unrealized holding gains arising during the period on reclassifying held-to-maturity securities to available-for-sale securities, net of tax	—	—	—	—	—	—	—	2,105	2,105
Reclassification adjustment for gains on securities available-for-sale included in net income, net of tax	—	—	—	—	—	—	—	(905)	(905)

Change in unrealized gains on securities, net of tax	—	—	—	—	—	—	—	3,813	3,813
Interest rate swap, net of tax								138	138

Total comprehensive loss									(24,551)

Accretion of discount on preferred stock	—	353	—	—	—	—	(353)	—	—
Cash dividends declared on Series A preferred stock, $12.50 per share	—	—	—	—	—	—	(1,287)	—	(1,287)
Stock options:
Compensation expense recognized	—	—	—	—	—	17	—	—	17
Restricted stock:
Shares issued/terminated, subject to restriction	—	—	(2,023)	(5)	—	(16)	—	—	(21)
Compensation expense recognized	—	—	—	—	—	17	—	—	17

Balance, June 30, 2010	51,500	$48,558	11,424,390	$28,561	$3,891	$115,057	$(126,376)	$2,843	$72,534

Balance, December 31, 2010	7,551,500	$56,424	11,424,390	$28,561	$3,891	$115,073	$(229,095)	$(3,691)	$(28,837)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(92,681)	—	(92,681)
Other comprehensive income, net of taxes:
Unrealized holding gains arising during the period on securities available-for-sale, net of tax	—	—	—	—	—	—	—	2,737	2,737
Reclassification adjustment for losses on securities available-for-sale included in net income, net of tax	—	—	—	—	—	—	—	51	51

Change in unrealized losses on securities, net of tax	—	—	—	—	—	—	—	2,788	2,788

Total comprehensive loss									(89,893)

Issuance of preferred stock	5,000,000	5,000	—	—	—	—	—	—	5,000
Accretion of discount on preferred stock	—	378	—	—	—	—	(378)	—	—
Stock options:
Compensation expense recognized	—	—	—	—	—	12	—	—	12

Balance, June 30, 2011	12,551,500	$61,802	11,424,390	$28,561	$3,891	$115,085	$(322,154)	$(903)	$(113,718)

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2011	2010
Operating Activities
Net loss	$(92,681)	$(28,502)
Net loss from discontinued operations	(5,682)	(319)

Net loss from continuing operations	(86,999)	(28,183)
Adjustments to reconcile net loss to cash provided by operatings activities:
Depreciation and amortization of premises and equipment	1,602	1,826
Provision for loan losses	53,763	36,726
Deferred income taxes	(1,228)	(1,939)
Deferred loan fees and costs, net	(237)	(475)
Premium amortization and discount accretion of investment securities, net	1,815	(524)
Loss/(gain) on sale of investment securities	84	(1,497)
Amortization of core deposit premiums	397	398
Stock compensation expense	12	34
Increase in cash surrender value of bank-owned life insurance	(543)	(549)
Loans held for sale:
Origination of loans held for sale	—	(46,477)
Net proceeds from sale of loans held for sale	107	59,889
Gain on loan sales	(107)	(770)
Mortgage servicing rights capitalized	—	(583)
Mortgage servicing rights amortization and impairment	145	689
Net loss on sales and write-downs of other real estate owned	24,242	3,699
Changes in assets and liabilities:
Decrease in interest receivable	489	654
Decrease in other assets	14,557	5,714
Decrease in accrued interest and other liabilities	(2,126)	(6,442)

Net cash provided by operating activities of continuing operations	5,973	22,190
Net effect of discontinued operations	33,103	12,733

Net cash provided by operating activities	39,076	34,923

Investing Activities
Available-for-sale securities:
Proceeds from sales	30,117	26,621
Proceeds from maturities and calls	23,687	61,228
Purchases	(126,446)	(39,643)
Held-to-maturity securities:
Proceeds from maturities and calls	—	6,184
Net decrease in loans held for investment	114,460	10,468
Proceeds from sale of other real estate owned	10,399	5,063
Improvements to other real estate owned	—	(362)
Purchases of premises and equipment	(139)	(610)

Net cash provided by investing activities of continuing operations	52,078	68,949
Net effect of discontinued operations	70	(239)

Net cash provided by investing activities	52,148	68,710

Financing Activities
Net (decrease)/increase in deposits	(91,436)	1,632
Increase in retail repurchase agreements	428	2,832
Decrease in Federal Home Loan Bank advances	(19)	(46,592)
Decrease in Federal funds purchased	—	(10,000)
Cash dividends paid on Series A preferred stock	—	(644)

Net cash used in financing activities of continuing operations	(91,027)	(52,772)
Net effect of discontinued operations	—	—

Net cash used in financing activities	(91,027)	(52,772)

Net Increase in Cash and Cash Equivalents	197	50,861
Cash and Cash Equivalents at Beginning of Period	160,594	27,698

Cash and Cash Equivalents at End of Period	$160,791	$78,559

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$11,832	$15,970
Income taxes, net of refunds	—	641
Noncash transactions:
Foreclosed loans transferred to other real estate	73,967	15,232
Unrealized securities gains, net of income taxes expense	2,788	3,813
Unrealized gains on interest rate swaps	—	138
Conversion of debt to preferred stock	(5,000)	—
Issuance of preferred stock from debt conversion	5,000	—

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Nature of Operations

FNB United Corp. (“FNB United”) is a bank holding company incorporated under the laws of the State of North Carolina in 1984. On July 2, 1985, through an exchange of stock, FNB United acquired a wholly owned subsidiary, CommunityONE Bank, National Association (the “Bank”), a national banking association founded in 1907 and formerly known as First National Bank and Trust Company. The Bank owns three subsidiaries: Dover Mortgage Company (“Dover”), First National Investor Services, Inc., and Premier Investment Services, Inc. Premier is inactive. Dover previously engaged in the business of originating, underwriting and closing mortgage loans for sale in the secondary market. All of its wholesale operations and its retail mortgage origination business for properties located outside of North Carolina were closed in February 2011. Dover ceased its remaining operations on March 17, 2011. Through the Bank, FNB United offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers. The Bank has offices in Alamance, Alexander, Ashe, Catawba, Chatham, Gaston, Guilford, Iredell, Mecklenburg, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes counties in North Carolina.

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2011 and December 31, 2010, and the results of its operations and cash flows for the three and six months ended June 30, 2011 and 2010.

All financial information is reported on a continuing operations basis, unless otherwise noted. See Note 2 to the consolidated financial statements for a discussion regarding discontinued operations and certain assets and liabilities at June 30, 2011 and December 31, 2010.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date of this filing and has concluded that no subsequent events have occurred requiring accrual or disclosure in addition to that included herein. See Note 22 for additional information concerning subsequent events.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Operating results for the three- and six-month periods ending June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or future periods. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the consolidated financial statements have been included.

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

All operations at Dover have been discontinued. Dover, acquired by FNB United in 2003, originated, underwrote and closed mortgage loans for sale into the secondary market. It maintained a retail origination network based in Charlotte, North Carolina, which originated loans for properties located in North Carolina. Dover also engaged in the wholesale mortgage origination business and conducted retail mortgage origination business outside of North Carolina. Operations outside of the State of North Carolina were discontinued in February 2011. On March 17, 2011, Dover discontinued all of its remaining operations.

In determining whether Dover met the conditions for a discontinued operation, the Company considered the relevant accounting guidance and concluded that the conditions were met during the first quarter 2011. The Company determined that Dover has discontinued operating activities and, as such, the assets and liabilities of Dover are presented as discontinued assets and discontinued liabilities and the results of operations directly related to Dover’s activity will be presented as discontinued operations for all periods. As a result, the Consolidated Balance Sheets and Statements of Operations for all periods reflect retrospective application of Dover’s classification as a discontinued operation.

Assets and liabilities of discontinued operations at the dates indicated were as follows:

(dollars in thousands)	June 30, 2011	December 31, 2010
Assets
Loans held for sale	$549	$37,079
Premises and equipment, net	31	169
Other real estate owned	—	168
Other assets	14	1,673

Assets of discontinued operations	$594	$39,089

Liabilities
Other liabilities	$1,202	$1,901

Liabilities of discontinued operations	$1,202	$1,901

Losses from discontinued operations, net of tax, for the three and six months ended June 30, 2011 and 2010 were as follows:

(dollars in thousands)	For the Three Months Period Ending June 30,		For the Six Months Period Ending June 30,
	2011	2010	2011	2010
Interest Income
Interest and fees on loans	$13	$110	$56	$413

Total interest income	13	110	56	413

Interest Expense
Other borrowed funds	—	—	—	—

Total interest expense	—	—	—	—

Net Interest Income before Provision for Loan Losses	13	110	56	413
Provision for loan losses	—	193	—	193

Net Interest Income/(Loss) after Provision for Loan Losses	13	(83)	56	220

Noninterest Income
Mortgage loan (loss)/income	(113)	692	(165)	1,621
Other service charges, commissions and fees, net	(2)	(16)	(11)	(15)
Other income	—	1	10	2

Total noninterest (loss)/income	(115)	677	(166)	1,608

Noninterest Expense
Personnel expense	490	1,083	1,443	2,205
Net occupancy expense	142	63	211	123
Furniture, equipment and data processing expense	94	70	171	144
Professional fees	80	38	177	118
Stationery, printing and supplies	3	8	8	18
Advertising and marketing	(6)	28	28	63
Other real estate owned expense	45	—	166	—
Provision for recourse loans	1,146	27	3,324	142
Other expense	106	(232)	257	(460)

Total noninterest expense	2,100	1,085	5,785	2,353

Loss before income taxes	(2,202)	(491)	(5,895)	(525)
Income tax benefit	(213)	(193)	(213)	(206)

Net Loss from Discontinued Operations, net of tax	$(1,989)	$(298)	$(5,682)	$(319)

As a result of the decision to discontinue operations at Dover, the Company reduced its employees from 68 positions at December 31, 2010 to one position as of June 30, 2011. Dover has one full-time equivalent employee remaining at June 30, 2011, who will continue to be employed by Dover as long as needed to assist Dover in completing any remaining business transactions. Dover concluded substantially all of its remaining business at June 30, 2011.

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

The Bank has submitted all required materials and plans requested to the OCC within the given time periods. The Board of Directors submitted written strategic and capital plans to the OCC covering the requisite three-year period and has submitted a revised capital plan reflecting the terms and status of the recapitalization transaction described under Note 21, Capital Raise, Merger Agreement and Related Matters.

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

FNB United is to report to the FRBR quarterly regarding its progress in complying with the agreement. The provisions of the agreement will remain effective and enforceable until they are stayed, modified, terminated, or suspended in writing by the FRBR. Further information about the written agreement is set forth in Note 22, Subsequent Events.

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

The minimum capital requirements to be characterized as “well capitalized” and “adequately capitalized,” as defined by regulatory guidelines, the capital requirements pursuant to the Order, and the Company’s actual capital ratios on a consolidated and Bank-only basis were as follows as of June 30, 2011:

			Minimum Regulatory Requirement
	Consolidated	Bank	Adequately Capitalized	Well- Capitalized	Pursuant to Order
Total risk-based capital ratio	(10.73)%	(6.15)%	8.00%	10.00%	12.00%
Tier 1 risk-based capital ratio	(10.73)%	(6.15)%	4.00%	6.00%	9.00%
Leverage capital ratio	(7.23)%	(4.14)%	4.00%	5.00%	9.00%

The Bank became “critically undercapitalized” as of April 29, 2011, the date its March 31, 2011 Report of Condition and Income (“Call Report”) was required to be filed with the OCC, because it had a ratio of tangible equity to total assets that was below 2.0% as reported in the Call Report.

On April 26, 2011, FNB United entered into investment agreements with affiliates of The Carlyle Group (“Carlyle”) and Oak Hill Capital Partners (“Oak Hill Capital”) to recapitalize the Company, as well as a merger agreement with Bank of Granite Corporation. On June 16 and August 4, 2011, the Company entered into subscription agreements with various accredited investors pursuant to which those investors agreed to purchase shares of the Company’s common stock in the recapitalization. Those subscription agreements, together with the investment agreements with Carlyle and Oak Hill Capital, account for $310 million in new capital for the Company. Details of the investment agreements, subscription agreements and merger agreements can be found in Note 21, Capital Raise, Merger Agreement and Related Matters and Note 22, Subsequent Events. The Bank has submitted a new capital plan to the OCC which reflects this recapitalization transaction. The successful completion of all or any portion of this revised capital plan is not assured, and no assurance can be made that this capital plan will not be materially modified in the future. Completion of the plan is contingent on obtaining shareholder and regulatory approvals and satisfaction of other conditions. Issuance of the common stock at $0.16 per share will complete the recapitalization of FNB United, which is a key contingency in its plan to acquire Bank of Granite Corporation, parent company of Bank of Granite.

On June 10, 2011, the Company received a written notice from The Nasdaq Stock Market of the Nasdaq staff’s determination that the Company had not provided a definitive plan evidencing its ability to achieve near-term compliance with all of the continued listing requirements of The Nasdaq Capital Market and, in particular, Rule 5550(a)(2), the bid price rule, and Rule 5550(b), the stockholders’ equity rule. Accordingly, unless the Company requested an appeal of this staff determination, trading of the Company’s common stock would have been suspended at the opening of business on June 21, 2011, and a Form 25-NSE would have been filed with the Securities and Exchange Commission, removing the Company’s common stock from listing and registration on The Nasdaq Stock Market. The Company did appeal the Nasdaq staff’s determination and the appeal is in process.

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meet its capital restoration plan, subject to certain limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. In addition, the appropriate federal banking agency may treat an undercapitalized institution in the same manner as it treats a significantly undercapitalized institution if it determines that those actions are necessary.

Not later than 90 days after an institution becomes critically undercapitalized, the institution’s primary federal bank regulatory agency must appoint a receiver or a conservator, unless the agency, with the concurrence of the FDIC, determines that the purposes of the prompt corrective action provisions would be better served by another course of action. Any alternative determination must be documented by the agency and reassessed on a periodic basis. Notwithstanding the foregoing, a receiver must be appointed after 270 days unless the FDIC determines that the institution has positive net worth, is in compliance with a capital plan, is profitable or has a sustainable upward trend in earnings, and is reducing its ratio of nonperforming loans to total loans, and unless the head of the appropriate federal banking agency and the chairperson of the FDIC certify that the institution is viable and not expected to fail.

4. Going Concern Considerations and Management’s Plans and Intentions

Going Concern Considerations

The going concern assumption is a fundamental principle in the preparation of financial statements. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In making this assessment, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of June 30, 2011. The Company had a history of profitable operations and sufficient sources of liquidity to meet its short-term and long-term funding needs. However, the Bank’s financial condition has suffered during 2009, 2010 and the first six months of 2011 in what may ultimately be the worst economic downturn since the Great Depression.

The effects of the current economic environment are being felt across many industries, with financial services and real estate being particularly hard-hit, and have been particularly severe during the last 30 months. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, including residential construction and development loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. For the first six months of 2011 and for the year ended December 31, 2010, the Bank recorded provisions of $53.8 million and $132.8 million, respectively, to increase the allowance for loan losses to a level that, in management’s best judgment, adequately reflected the increased risk inherent in the loan portfolio as of the quarter-end and year-end periods, respectively.

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

FNB United is a legal entity separate and distinct from the Bank and has in the past relied on dividends from the Bank as its primary source of liquidity. The Order and the Written Agreement, as well as the Prompt Correction Action provisions of federal law, prohibit the Bank from lending or otherwise supplying funds to FNB United to meet its obligations, including paying any dividends.

The Company is in the process of raising capital to meet the standards set forth in applicable law and required by the OCC. As a result of the downturn in the financial markets, the availability of many sources of capital (principally to financial services companies) has become significantly restricted or has become increasingly costly as compared to market rates prevailing prior to the downturn. On April 26, 2011, FNB United entered into investment agreements with The Carlyle Group and Oak Hill Capital Partners to recapitalize the Company, as well as a merger agreement with Bank of Granite Corporation. On June 16 and August 4, 2011, the Company entered into subscription agreements with various accredited investors for the purchase and sale of its common stock. Together, the investment agreements with Carlyle and Oak Hill Capital and the subscription agreements contemplate the issuance of $310 million of common stock of the Company at $0.16 per share. Details of the investment agreements, the subscription agreements and the merger agreement can be found in Note 21, Capital Raise, Merger Agreement and Related Matters and Note 22, Subsequent Events. Management also is actively evaluating asset reductions and other balance sheet management strategies to ensure that the Bank’s projected level of regulatory capital can support its balance sheet.

Completion of the recapitalization, including the sale of common stock to The Carlyle Group and Oak Hill Capital Partners and the other investors, is subject to various conditions, certain of which are outside of the Company’s control and may not be satisfied. The closing conditions to the recapitalization include receipt of requisite regulatory approvals and other customary closing conditions. No assurance can be given that all conditions will be satisfied timely or at all. If the Company fails to consummate the recapitalization, it is expected it will not be able to continue as a going concern, it may file for bankruptcy and the Bank may be placed into FDIC receivership. The equity financing transaction, if completed, will result in substantial dilution to the Company’s current shareholders and could adversely affect the market price of the Company’s common stock. It is difficult to predict if the recapitalization efforts will be successful, either on a short-term or long-term basis.

Not later than 90 days after an institution becomes critically undercapitalized, the institution’s primary federal bank regulatory agency must appoint a receiver or a conservator, unless the agency, with the concurrence of the FDIC, determines that the purposes of the prompt corrective action provisions would be better served by another course of action. Any alternative determination must be documented by the agency and reassessed on a periodic basis. Notwithstanding the foregoing, a receiver must be appointed after 270 days unless the FDIC determines that the institution has positive net worth, is in compliance with a capital plan, is profitable or has a sustainable upward trend in earnings, and is reducing its ratio of nonperforming loans to total loans, and unless the head of the appropriate federal banking agency and the chairperson of the FDIC certify that the institution is viable and not expected to fail.

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

Balance Sheet Reductions – Management is implementing strategies to improve capital ratios through the reduction of assets and off-balance sheet commitments. At June 30, 2011, risk-weighted assets have been reduced by $233.2 million since December 31, 2010. Reductions occurred primarily in reductions in the commercial loan portfolio. On December 30, 2010, the Bank sold $32.9 million of mortgage loans held for investment and recognized a net gain of $383,000, including transaction costs. Management expects future reductions in risk-weighted assets to be moderate and occur primarily in the loan portfolio. To offset the majority of asset reductions, liabilities declined primarily through reductions in deposits by $91.4 million. Future liability reductions are expected to occur primarily in deposits, largely public unit deposits and high-rate NOW accounts and certificates of deposits.

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

Stimulus Loan Program – The Bank implemented in 2009 a stimulus loan program to facilitate the sale of residential real estate held as collateral for some of the Bank’s nonperforming and performing loans and certain Bank-owned properties. The purpose of the program was to reduce the Bank’s credit concentrations and nonperforming assets by providing attractive terms that both filled the mortgage lending void created by the ongoing recession and incented potential buyers to purchase real estate. The Bank offered a reduced interest rate to qualified new borrowers to encourage them to purchase properties in this program. New borrowers qualified according to the Bank’s normal consumer and mortgage underwriting standards. The Bank recorded these loans at fair value at time of issue. Existing unimpaired development loans that become part of the program are considered impaired upon inclusion in the stimulus loan program. The Bank currently has $41.6 million in loans under the stimulus loan program, of which $15.2 million required a fair value adjustment of $92,700 as of June 30, 2011. The fair value adjustment is recorded as a reduction of the outstanding loan balance on the balance sheet and accreted into interest income over the contractual life of the loan. The Bank discontinued the stimulus loan program and booked the last stimulus loan during the first quarter of 2011. The Company will continue to report stimulus loan information, as indicated above, through the filing of the annual report on Form 10-K for the year ending December 31, 2011.

Additional Capital – The Company has engaged two investment banking firms to assist the Company in identifying strategic alternatives and in raising capital. On April 26, 2011, FNB United entered into investment agreements with Carlyle and Oak Hill Capital to recapitalize the Company, as well as a merger agreement with Bank of Granite Corporation. On June 16 and August 4, 2011, the Company entered into subscription agreements with various accredited investors pursuant to which those investors agreed to purchase shares of the Company’s common stock in the recapitalization. Those subscription agreements, together with the investment agreements with Carlyle and Oak Hill Capital, account for $310 million in new capital for the Company. Details of the investment agreements, the subscription agreements and the merger agreement can be found in Note 21, Capital Raise, Merger Agreement and Related Matters and Note 22, Subsequent Events. There are no assurances, however, that the Company will be able to complete the investments. The successful completion of all or any portion of the capital plan is not assured, and no assurance can be made that the capital plan will not be materially modified in the future. If the Company is not able to complete the capital plan, its regulatory capital ratios may be materially and adversely affected and its ability to withstand continued adverse economic conditions could be threatened. Further, it is likely that the Company would suffer additional regulatory actions, including a potential federal conservatorship or receivership for the Bank, or a requirement that the Bank sell or transfer its assets or take other action that would likely result in a complete loss of the value of FNB United’s ownership interest in the Bank and a complete loss of the value of the shares held by the FNB United shareholders. Further information relating to the capital raise is set forth in Note 21, Capital Raise, Merger Agreement and Related Matters and Note 22, Subsequent Events.

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

6. Comprehensive Income

Comprehensive income is defined as the change in equity of an enterprise during a period from transactions and other events and circumstances from non-owner sources and, accordingly, includes both net income and amounts referred to as other comprehensive income. The items of other comprehensive income are included in the Consolidated Statements of Shareholders’ Equity and Comprehensive Loss. The accumulated other comprehensive loss is included in the shareholders’ equity section of the Consolidated Balance Sheet. The Company’s components of accumulated other comprehensive loss at June 30, 2011 include unrealized gains/(losses) on investment securities classified as available-for-sale and changes in the value of the pension and post-retirement liability.

For the six months ended June 30, 2011 and 2010, total comprehensive loss was $(89.9) million and $(24.6) million, respectively. The deferred income tax (liability)/benefit related to the components of other comprehensive loss amounted to $1.8 million and $2.5 million, respectively, for the same periods as previously mentioned.

The accumulated balances related to each component of accumulated other comprehensive income/(loss) are as follows:

	June 30, 2011		December 31, 2010
(dollars in thousands)	Pretax	After-tax	Pretax	After-tax
Net unrealized securities (losses)/gains	$3,737	$2,262	$(862)	$(526)
Pension, other postretirement and postemployment benefit plan adjustments	(5,187)	(3,165)	(5,187)	(3,165)

Accumulated other comprehensive loss	$(1,450)	$(903)	$(6,049)	$(3,691)

7. Earnings Per Share

Basic net loss per share, or basic earnings/(loss) per share (“EPS”), is computed by dividing net loss to common shareholders by the weighted average number of common shares outstanding for the period. For the first six months of 2011, the Company paid no dividends on its Series A preferred stock and had $0.4 million accretion of the discount on the preferred stock. At June 30, 2011, the Company had $3.5 million of unpaid cumulative dividends on the Series A preferred stock. For the first six months of 2010, the Company accrued or paid dividends of approximately $1.3 million on Series A preferred stock, which combined with the $0.3 million accretion of the discount on the preferred stock, increased the net loss to common shareholders by $1.6 million. At June 30, 2011, the Company had $0.4 million of unpaid cumulative dividends on the SunTrust preferred stock.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2011	2010	2011	2010
Net loss from continuing operations	$(46,985)	$(24,627)	$(86,999)	$(28,183)
Preferred stock dividends	(1,087)	(822)	(2,104)	(1,641)

Net loss from continuing operations attributable to common shareholders	(48,072)	(25,449)	(89,103)	(29,824)
Net loss from discontinued operations attributable to common shareholders	(1,989)	(298)	(5,682)	(319)

Net loss available to common shareholders	$(50,061)	$(25,747)	$(94,785)	$(30,143)

Weighted average shares of common stock outstanding	11,426,501	11,424,435	11,425,585	11,424,298

Net loss per common share from continuing operations - basic and diluted	$(4.21)	$(2.23)	$(7.80)	$(2.61)
Net loss per common share from discontinued operations - basic and diluted	(0.17)	(0.03)	(0.50)	(0.03)
Net loss available to common shareholders - basic and diluted	(4.38)	(2.26)	(8.30)	(2.64)

Due to a net loss for the three- and six-month periods ended June 30, 2011 and 2010, all stock options and the common stock warrant were considered antidilutive and thus are not included in this calculation. For the three- and six-month periods ended June 30, 2011, there were 2,741,868 and 2,741,952 antidilutive shares, respectively. Additionally, for the three- and six-month periods ended June 30, 2010, there were 2,741,868 and 2,741,952 antidilutive shares, respectively. Of the antidilutive shares, the number of shares relating to stock options were 534,725 at June 30, 2011 and June 30, 2010, respectively.

Net loss available for common shareholders was decreased in the three- and six-month period ending June 30, 2011 by $1.1 million and $2.1 million, respectively, for preferred stock dividends. Net loss available for common shareholders was decreased in the three- and six-month period ending June 30, 2010 by $0.8 million and $1.6 million, for preferred stock dividends. Accretion on the preferred stock discount associated with the preferred stock of $190,500 and $377,800 was reflected for the three- and six-months ended June 30, 2011, respectively, and $178,100 and $353,200 for the three- and six-months ended June 30, 2010, respectively.

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

The following table summarizes the amortized cost and estimated fair value of available-for-sale investment securities and presents the related gross unrealized gains and losses:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2011
Obligations of:
U.S. Treasury and government agencies	$11,643	$332	$—	$11,975
U.S. government sponsored agencies	52,446	700	15	53,131
States and political subdivisions	19,608	1,422	15	21,015
Residential mortgage-backed securities-GSE	293,245	2,077	764	294,558

Total	$376,942	$4,531	$794	$380,679

December 31, 2010
Obligations of:
U.S. Treasury and government agencies	$20	$1	$—	$21
U.S. government sponsored agencies	23,490	158	132	23,516
States and political subdivisions	23,867	885	294	24,458
Residential mortgage-backed securities-GSE	258,816	427	1,907	257,336

Total	$306,193	$1,471	$2,333	$305,331

The Bank, as a member of the FHLB of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon the balances of total assets and FHLB advances. FHLB capital stock is pledged to secure FHLB advances. This investment is carried at cost since no ready market exists for FHLB stock and there is no quoted market value. However, redemption of this stock has historically been at par value. At June 30, 2011 and December 31, 2010, the Bank owned a total of $10.8 million and $11.5 million of FHLB stock, respectively. Due to the redemption provisions of FHLB stock, the Company estimated that fair value approximated cost and that this investment was not impaired at June 30, 2011. FHLB stock is included in other assets at its original cost basis.

The Company’s policy is to review for impairment of such assets at the end of each reporting period. During the six months ended June 30, 2011, FHLB paid a quarterly dividend. At June 30, 2011, FHLB was in compliance with all of its regulatory capital requirements. Based on the Company’s review, the Company believes that as of June 30, 2011, its FHLB stock was not impaired.

The Bank, as a member bank of the FRB of Richmond (“FRBR”), is required to own capital stock of the FRBR based upon a percentage of the Bank’s common stock and surplus. This investment is carried at cost since no ready market exists for FRBR stock and there is no quoted market value. At June 30, 2011 and December 31, 2010, the Bank owned a total of $1.2 million and $3.8 million of FRBR stock, respectively. Due to the nature of this investment in an entity of the U.S. Government, the Company estimated that fair value approximated the cost and that this investment was not impaired at June 30, 2011. FRBR stock is included in other assets at its original cost basis.

At June 30, 2011, $158.1 million of the investment securities portfolio was pledged to secure public deposits, including retail repurchase agreements, $26.6 million was pledged to the FRBR and $6.0 million was pledged to others, leaving $189.9 million available as lendable collateral.

At December 31, 2010, $168.1 million of the investment securities portfolio was pledged to secure public deposits, including retail repurchase agreements, $27.6 million was pledged to the FRBR and $7.5 million was pledged to others, leaving $102.2 million available as lendable collateral.

The following tables show investments’ gross unrealized losses and estimated fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010. All unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities or the short duration of the unrealized loss or both.

Available-for-Sale

	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2011
Obligations of:
U.S. government sponsored agencies	$12,485	$15	$—	$—	$12,485	$15
States and political subdivisions	5,119	15	—	—	5,119	15
Residential mortgage-backed securities-GSE	85,305	619	12,928	145	98,233	764

Total	$102,909	$649	$12,928	$145	$115,837	$794

December 31, 2010
Obligations of:
U.S. government sponsored agencies	$11,855	$132	$—	$—	$11,855	$132
States and political subdivisions	8,873	294	—	—	8,873	294
Residential mortgage-backed securities-GSE	151,154	1,907	—	—	151,154	1,907

Total	$171,882	$2,333	$—	$—	$171,882	$2,333

At June 30, 2011, 18 available-for-sale securities were in an unrealized loss position less than 12 months compared to 29 at December 31, 2010. At June 30, 2011, the Company had three available-for-sale securities that were in an unrealized loss position for longer than 12 months. At December 31, 2010, the Company had no available-for-sale securities that were in an unrealized loss position for longer than 12 months.

The Financial Accounting Standards Board (“FASB”) issued new guidance for evaluating other-than-temporary impairment (“OTTI”) on debt securities in April 2009. If an entity intends to sell a debt security or cannot assert it is more likely than not that it will not have to sell the security before recovery, OTTI must be taken. If the entity does not intend to sell the debt security before recovery, but the entity does not expect to recover the entire amortized cost basis, then OTTI must be taken, but the amount of impairment is to be bifurcated between impairment due to credit (which is recorded through earnings) and noncredit impairment (which becomes a component of other comprehensive income (“OCI”) for both available-for-sale and held-to-maturity securities). For held-to-maturity securities, the amount in OCI will be amortized prospectively over the security’s remaining life. The Bank did not have any OTTI during the three months ended June 30, 2011.

The Bank had no securities below investment grade and one security not rated, which is considered immaterial. As of June 30, 2011, no securities were identified as other-than-temporarily impaired based on credit issues.

The aggregate amortized cost and fair value of securities at June 30, 2011, by remaining contractual maturity, are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,787	$5,838
Due after one year through five years	2,902	2,899
Due after five years through 10 years	40,707	41,085
Due after 10 years	34,301	36,299

Total	83,697	86,121
Mortgage-backed securities	293,245	294,558

Total	$376,942	$380,679

9. Loans

Loans are stated at the principal amounts outstanding adjusted for purchase premiums/discounts, deferred net loan fees and costs, and unearned income. Classes are generally disaggregations of a portfolio segment. The Company’s portfolio segments are: Commercial and agricultural, Real estate - construction, Real estate - residential, Real estate – commercial and other consumer loans. The classes within the Commercial and agricultural portfolio are: owner occupied and non-owner occupied. The classes within the Real estate -construction portfolio are: Retail properties, Multi-family, Industrial and Warehouse, and Other commercial real estate. The classes within the Real estate - residential portfolio are: first-lien and second-lien loans and home equity lines of credit. The other consumer loan portfolios are not further segregated into classes.

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

The following summary sets forth the major categories of loans.

(dollars in thousands)	At June 30, 2011		At December 31, 2010
Loans held for investment:
Commercial and agricultural	$67,654	6.6%	$93,747	7.2%
Real estate-construction	166,783	16.4	276,976	21.2
Real estate-mortgage:
1-4 family residential	377,607	37.1	388,859	29.8
Commercial	360,477	35.4	494,861	38.0
Consumer	45,753	4.5	49,532	3.8

Total loans	$1,018,274	100.0%	$1,303,975	100.0%

Loans included in the preceding loan composition table are net of participations sold. Loans as presented are reduced by net deferred loan fees of $32,000 and $26,000 at June 30, 2011 and December 31, 2010, respectively.

Mortgage loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balance of mortgage loans serviced for others amounted to $787,400 at June 30, 2011 and $493.7 million at December 31, 2010.

In accordance with instructions from Fannie Mae, the Bank entered into an agreement on December 29, 2010 to sell mortgage servicing rights on approximately $492.9 million of Fannie Mae loans and recognized a loss of $3.0 million, including transaction costs. The Bank continued to service these loans until January 31, 2011.

To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans. Gross loans of $416.7 million and $468.4 million were pledged to collateralize FHLB advances and letters of credit at June 30, 2011 and December 31, 2010, respectively, of which there was no availability for borrowing capacity at either period. At June 30, 2011, $33.5 million of loans and $25.3 million of securities were pledged to collateralize potential borrowings from the Federal Reserve Discount Window, of which $24.1 million was available as borrowing capacity.

The Bank implemented in 2009 a stimulus loan program to facilitate the sale of residential real estate held as collateral for some of the Bank’s nonperforming and performing loans and certain Bank-owned properties. The purpose of the program was to reduce the Bank’s credit concentrations and nonperforming assets by providing attractive terms that both filled the mortgage lending void created by the ongoing recession and incented potential buyers to purchase real estate. The Bank offered a reduced interest rate to qualified new borrowers to encourage them to purchase properties in this program. New borrowers qualified according to the Bank’s normal consumer and mortgage underwriting standards. The Bank recorded these loans at fair value at time of issue. Existing unimpaired development loans that become part of the program were considered impaired upon inclusion in the stimulus loan program. The Bank discontinued the program, and the last stimulus loan was booked, in the first quarter of 2011. The Bank currently has $41.6 million in loans under the stimulus loan program, of which, $15.2 million required a fair value adjustment of $92,700 as of June 30, 2011. The fair value adjustment is recorded as a reduction of the outstanding loan balance on the balance sheet and accreted into interest income over the contractual life of the loan. The Company will continue to report stimulus loan information, as indicated above, through the filing of the annual report on Form 10-K for the year ending December 31, 2011.

Interest income on loans is generally calculated by using the interest method based on the daily outstanding balance. The recognition of interest income is discontinued when, in management’s opinion, the collection of all or a portion of interest becomes doubtful. Loans are returned to accrual status when the factors indicating doubtful collectibility cease to exist and the loan has performed in accordance with its terms for a demonstrated period of time. The past due status of loans is based on the contractual payment terms. Had nonaccruing loans been on accruing status, interest income would have been higher by $3.5 million and $7.6 million for the three- and six-month periods ended June 30, 2011, respectively. At June 30, 2011 and December 31, 2010, the Bank had certain impaired loans of $207.9 million and $325.1 million, respectively, which were on nonaccruing interest status.

The following is a summary of nonperforming assets for the periods ended as presented.

(dollars in thousands)	June 30, 2011	December 31, 2010
Loans on nonaccrual status:
Held for sale	$9,450	$—
Held for investment	198,439	325,068
Loans more than 90 days delinquent, still on accrual	—	4,818
Real estate owned/repossessed assets	101,531	62,196
Assets of discontinued operations	—	168

Total nonperforming assets	$309,420	$392,250

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

When a loan in any class has been determined to be impaired, the amount of the impairment is measured using the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent. When the present value of expected future cash flows is used, the effective interest rate is the original contractual interest rate of the loan adjusted for any premium or discount. When the contractual interest rate is variable, the effective interest rate of the loan changes over time. A specific reserve is established as a component of the Allowance for Loan Losses when a loan has been determined to be impaired. Subsequent to the initial measurement of impairment, if there is a significant change to the impaired loan’s expected future cash flows, or if actual cash flows are significantly different from the cash flows previously estimated, the Bank recalculates the impairment and appropriately adjusts the specific reserve. Similarly, if the Bank measures impairment based on the observable market price of an impaired loan or the fair value of the collateral of an impaired collateral-dependent loan, the Bank will adjust the specific reserve if there is a significant change in either of those bases.

When a loan within any class is impaired, interest income is recognized unless the receipt of principal and interest is in doubt when contractually due. If receipt of principal and interest is in doubt when contractually due, interest income is not recognized. Cash receipts received on nonaccruing impaired loans within any class are generally applied entirely against principal until the loan has been collected in full, after which time any additional cash receipts are recognized as interest income. Cash receipts received on accruing impaired loans within any class are applied in the same manner as accruing loans that are not considered impaired.

The following table summarizes information relative to impaired loans at the dates and for the periods indicated.

	June 30, 2011		December 31, 2010
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, not individually reviewed for impairment	$5,297	$—	$717	$—
Impaired loans, individually reviewed, with no impairment	90,273	—	132,435	—
Impaired loans, individually reviewed, with impairment	104,715	33,054	208,040	70,888

Total impaired loans *	$200,285	$33,054	$341,192	$70,888

Average impaired loans calculated using a simple average	$291,741		$355,131

*	Included at June 30, 2011 and December 31, 2010 were $1.8 million and $6.5 million, respectively, in restructured and performing loans.

Impaired loans also include loans for which the Bank may elect to grant a concession, providing terms more favorable than those prevalent in the market (e.g., rate, amortization term), and formally restructure due to the weakening credit status of a borrower. Restructuring is designed to facilitate a repayment plan that minimizes the potential losses that the Bank otherwise may have to incur. If these impaired loans are on nonaccruing status as of the date of restructuring, the loans are included in nonperforming loans. Nonperforming restructured loans will remain as nonperforming until the borrower can demonstrate adherence to the restructured terms for a period of no less than six months or when it is otherwise determined that continued adherence is reasonably assured. Some restructured loans continue as accruing loans after restructuring due to the borrower’s not being past due at the time of restructuring, adequate collateral valuations supporting the restructured loans, and the cash flows of the underlying business appearing adequate to support the restructured debt service. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At June 30, 2011, there was $80.4 million in restructured loans, of which $1.8 million in loans were accruing and in a performing status. At December 31, 2010, there was $146.5 million in restructured loans, of which loans amounting to $6.5 million were accruing and in a performing status.

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

At the time a loan is placed on nonaccrual, all accrued, unpaid interest is charged-off, unless it is documented that repayment of all principal and presently accrued but unpaid interest is probable. Charge-offs of accrued and unpaid interest must be against the current year’s interest income; it cannot be charged to the current Allowance for Loan Losses.

For all classes within all loan portfolios, cash receipts received on nonaccrual loans are applied entirely against principal until the loan or lease has been collected in full, after which time any additional cash receipts are recognized as interest income.

For all loan classes, as soon as any loan becomes uncollectible, the loan will be charged down or charged off as follows:

•	If unsecured, the loan must be charged off in full.

•	If secured, the outstanding principal balance of the loan should be charged down to the net liquidation value of the collateral.

Loans should be considered uncollectible when:

•	No regularly scheduled payment has been made within four months and the determination is made that any further payment is unlikely, or

•	The loan is unsecured, the borrower files for bankruptcy protection and there is no other (guarantor, etc.) support from an entity outside of the bankruptcy proceedings.

Based on a variety of credit, collateral and documentation issues, loans with lesser degrees of delinquency or obvious loss may also be deemed uncollectible.

Potential problem loans that are not included in nonperforming assets are classified separately within the Bank’s portfolio as Special Mention and carry a risk grade rating of “6.” These loans are defined as those with potential weaknesses that may affect repayment capacity but do not pose sufficient risk as to require an adverse classification. As of June 30, 2011, the balance of such loans was $85.7 million compared with a balance of $130.8 million as of December 31, 2010.

10. Allowance for Loan Losses

The allowance for loan losses (“ALLL”), which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management’s best estimate of probable loan losses incurred as of the balance sheet date. The Company’s allowance for loan losses is also assessed quarterly by management. This assessment includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. The Company has grouped its loans into pools according to the loan segmentation regime employed on schedule RC-C of the FFIEC’s Consolidated Report of Condition and Income. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used.

For all loan classes management applies two primary components during the loan review process to determine proper allowance levels. The two components are a specific loan loss allocation for loans that are deemed impaired and a general loan loss allocation for those loans not specifically allocated. The methodology to analyze the adequacy of the allowance for loan losses is as follows:

•	identification of specific impaired loans by loan category;

•	specific loans that could have potential loss;

•	calculation of specific allowances where required for the impaired loans based on collateral and other objective and quantifiable evidence;

•	determination of homogenous pools by loan category and risk grade, reduced by the impaired loans;

•	application of historical loss percentages to pools to determine the allowance allocation; and

•	application of qualitative and environmental (Q&E) factor adjustment percentages to historical losses for trends or changes in the loan portfolio.

The reserve for unfunded commitments is calculated by determining the type of commitment and the remaining unfunded commitment for each loan. Based on the type of commitment, an expected usage percentage to the remaining unfunded balance is applied. The expected usage percentage is multiplied by the historical losses and Q&E factors for each loans pool as defined in the regular Allowance for Loan Loss calculation to determine the appropriate level of reserve. The expected usage percentages for each commitment type are as follows:

•	Construction draws – 100%

•	Equity lines of credit – 50%

•	Letters of Credit – 10%

Historical Loss Rates: Historical loss data has been catalogued by the Company for each pool. The risk-graded pool to which the loss is assigned is the risk-grade assigned to the loan at the quarter end, four quarters earlier. Historical loss recoveries are similarly entered, if significant and applied against the nonclassified pools according to the Call Report designations of the loans originally charged. Historical loss data is also used to estimate the loss horizon for each pool.

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

Reserves are generally divided into three allocation segments:

1.	Individual Reserves. Individual reserves are calculated against loans evaluated individually and deemed most likely to be impaired. Management determines which loans will be considered for potential impairment review. This does not mean that an individual reserve will necessarily be calculated for each loan considered for impairment, only for those noted during this process as likely to be potentially impaired. Loans to be considered will generally include:

•	All commercial loans classified substandard or worse

•	Any other loan in a nonaccrual status

•	Any loan, consumer or commercial, that has already been modified such that it meets the definition of Troubled Debt Restructure (“TDR”)

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

•

When the amount of the actual loss becomes reasonably quantifiable, the amount of the loss should be charged off against the ALLL, whether or not all liquidation and recovery efforts have been completed.

•

If the total amount of the individual reserve that will eventually be charged off cannot yet be determined, but some portion of the individual reserve can be viewed as an imminent loss, that smaller portion should be charged off against the ALLL and the individual reserve reduced by a corresponding amount. It is acceptable to retain an estimate of remaining loss as a “special reserve” only when the estimate is not reasonably quantifiable.

2.	Formula Reserves. Formula reserves are held against loans evaluated collectively. Loans are grouped by type or by risk grade, or some combination of the two. Loss estimates are based on historical loss rates for each respective loan group, adjusted for appropriate environmental factors established by the Bank. These factors should include:

•	Levels and trends in delinquencies and impaired loans

•	Estimated effects of changes to underwriting standards, lending policies, etc.

•	Experience, depth and ability of lending management and other relevant staff

•	National and local economic trends and conditions

•	Effects of changes in credit concentrations

Formula reserves represent the Bank’s best estimate of losses that may be inherent, or embedded, within the group of loans, even if it is not apparent at this time which loans within any group or pool represent those embedded losses.

3.	Unallocated Reserves. If individual reserves represent estimated losses tied to any specific loan and formula reserves represent estimated losses tied to a pool of loans but not yet to any specific loan, then unallocated reserves represent an estimate of losses that are expected, but are not yet tied to any loan or group of loans. Unallocated reserves are generally the smallest of the three overall reserve segments and are set based on qualitative factors.

All information related to the calculation of the three segments including data analysis, assumptions, calculations, etc. are documented. Assigning specific individual reserve amounts, formula reserve factors, or unallocated reserve amounts based on unsupported assumptions or conclusions is not permitted.

The Bank lends primarily in North Carolina. As of June 30, 2011, a substantial majority of the principal amount of the loans held for investment in its portfolio was to businesses and individuals in North Carolina. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.

During the three- and six-month periods ending June 30, 2011, the Bank charged-off $45.7 million and $91.6 million in loans, respectively. The majority of the loans that were charged-off were loans that had been in impairment status for more than six months and had specific reserves assigned to them in prior periods. Due to these loans having specific reserves assigned to the outstanding balance of the loan, it was not necessary for the Bank to have a provision greater than the charge-off value in the second quarter of 2011. The Bank also noted positive trends in the loan portfolio during the second quarter of 2011 that included reductions in: nonaccruing loans of $117.2 million, loans 90 days or more past due and still accruing of $4.8 million, loans 30-89 days past due of $57.1 million, and classified loans of $151.4 million. These improvements over December 31, 2010 were considered in the analysis of the adequacy of the allowance for loan loss at June 30, 2011.

An analysis of the changes in the allowance for loan losses is as follows:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance, beginning of period	$68,729	$55,663	$93,687	$49,229
Provision for losses charged to continuing operations	33,580	27,236	53,763	36,726
Net charge-offs:
Charge-offs	(45,662)	(14,067)	(91,571)	(17,574)
Recoveries	2,719	503	3,487	954

Net charge-offs	(42,943)	(13,564)	(88,084)	(16,620)
Provision for losses charged to discontinued operations	—	425	—	425

Balance, end of period	$59,366	$69,760	$59,366	$69,760

Annualized net charge-offs during the period to average loans	15.06%	3.54%	14.76%	2.17%
Annualized net charge-offs during the period to allowance for loan losses	290.14%	77.99%	299.21%	48.04%
Allowance for loan losses to loans held for investment (1)	5.83%	4.58%	5.83%	4.58%

(1)	Excludes discontinued operations.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 5.83% at June 30, 2011, compared to 4.58% at June 30, 2010. At December 31, 2010, the allowance for loan losses, as a percentage of loans held for investment, was 7.18%.

The credit quality indicator presented for all classes within the loan portfolio is a widely used and standard system representing the degree of risk of nonpayment. The risk-grade categories presented in the following table are:

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

Doubtful - A loan classified as Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors, which may work to the advantage of strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans.

Loans categorized as Special Mention are considered Criticized. Loans categorized as Substandard or Doubtful are considered Classified.

The following table presents loan and lease balances by credit quality indicator as of June 30, 2011:

(dollars in thousands)	Nonclassified/ Pass (Ratings 1-5)	Special Mention (Rating 6)	Substandard (Rating 7)	Doubtful (Rating 8)	Total
Commercial and agricultural	$56,404	$4,610	$6,139	$501	$67,654
Real estate - construction	59,537	10,788	75,091	21,367	166,783
Real estate - mortgage:
1-4 family residential	326,488	13,604	33,604	3,911	377,607
Commercial	227,797	56,590	67,945	8,145	360,477
Consumer	44,728	145	590	290	45,753

Total	$714,954	$85,737	$183,369	$34,214	$1,018,274

The following table presents loan and lease balances by credit quality indicator as of December 31, 2010:

(dollars in thousands)	Nonclassified/ Pass (Ratings 1-5)	Special Mention (Rating 6)	Substandard (Rating 7)	Doubtful (Rating 8)	Total
Commercial and agricultural	$71,325	$6,375	$10,882	$5,165	$93,747
Real estate - construction	76,317	46,596	111,365	42,698	276,976
Real estate - mortgage:
1-4 family residential	324,369	18,398	34,662	11,430	388,859
Commercial	283,557	59,439	84,666	67,199	494,861
Consumer	48,620	—	609	303	49,532

Total	$804,188	$130,808	$242,184	$126,795	$1,303,975

The following table presents ALLL activity by portfolio segment for the three-month period as of June 30, 2011:

	For Three Months Ended June 30, 2011
	Commercial and Agriculture	Real Estate - Construction	Real Estate - Mortgage		Consumer	Total
(dollars in thousands)			1-4 Family Residential	Commercial
Allowance for loan losses:
Beginning balance at April 1, 2011	$8,719	$32,947	$9,751	$15,668	$1,644	$68,729
Charge-offs	(4,192)	(21,510)	(4,585)	(14,002)	(1,373)	(45,662)
Recoveries	467	714	469	693	376	2,719
Provision	1,533	16,268	3,395	11,260	1,124	33,580

Ending balance at June 30, 2011	$6,527	$28,419	$9,030	$13,619	$1,771	$59,366

The following table presents ALLL activity by portfolio segment for the six-month period as of June 30, 2011:

	For Six Months Ended June 30, 2011
	Commercial and Agriculture	Real Estate - Construction	Real Estate - Mortgage		Consumer	Total
(dollars in thousands)			1-4 Family Residential	Commercial
Allowance for loan losses:
Beginning balance at January 1, 2011	$11,144	$46,792	$7,742	$26,851	$1,158	$93,687
Charge-offs	(8,467)	(44,172)	(6,621)	(30,180)	(2,131)	(91,571)
Recoveries	533	904	562	742	746	3,487
Provision	3,317	24,895	7,347	16,206	1,998	53,763

Ending balance at June 30, 2011	$6,527	$28,419	$9,030	$13,619	$1,771	$59,366

Portion of ending balance:
Individually evaluated for impairment	$2,581	$18,427	$5,286	$6,365	$395	$33,054
Collectively evaluated for impairment	3,946	9,992	3,744	7,254	1,376	26,312

Total ALLL evaluated for impairment	$6,527	$28,419	$9,030	$13,619	$1,771	$59,366

Loans held for investment:
Ending balance at June 30, 2011	$67,654	$166,783	$377,607	$360,477	$45,753	$1,018,274

Portion of ending balance:
Individually evaluated for impairment	$5,371	$95,249	$30,244	$63,644	$480	$194,988
Collectively evaluated for impairment	62,283	71,534	347,363	296,833	45,273	823,286

Total loans evaluated for impairment	$67,654	$166,783	$377,607	$360,477	$45,753	$1,018,274

The following table presents ALLL activity by portfolio segment for the year ended December 31, 2010:

(dollars in thousands)			Real Estate - Mortgage
	Commercial and Agriculture	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance at January 1, 2010	$3,543	$23,932	$8,311	$12,729	$946	$49,461
Charge-offs	(9,832)	(53,374)	(9,060)	(15,418)	(3,566)	(91,250)
Recoveries	585	52	178	271	1,635	2,721
Provision	16,848	76,182	8,313	29,269	2,143	132,755

Ending balance at December 31, 2010	$11,144	$46,792	$7,742	$26,851	$1,158	$93,687

Portion of ending balance:
Individually evaluated for impairment	$7,451	$35,281	$5,448	$22,708	$—	$70,888
Collectively evaluated for impairment	3,693	11,511	2,294	4,143	1,158	22,799

Total ALLL evaluated for impairment	$11,144	$46,792	$7,742	$26,851	$1,158	$93,687

Loans held for investment:
Ending balance at December 31, 2010	$93,747	$276,976	$388,859	$494,861	$49,532	$1,303,975

Portion of ending balance:
Individually evaluated for impairment	$14,176	$152,465	$41,109	$132,537	$188	$340,475
Collectively evaluated for impairment	79,571	124,511	347,750	362,324	49,344	963,500

Total loans evaluated for impairment	$93,747	$276,976	$388,859	$494,861	$49,532	$1,303,975

The following table presents loans and leases on nonaccrual status by loan class for the dates indicated below:

(dollars in thousands)	June 30, 2011	December 31, 2010
Commercial and agricultural	$5,886	$13,274
Real estate - construction	95,895	144,605
Real estate - mortgage:
1-4 family residential	33,367	34,994
Commercial	72,191	131,866
Consumer	550	329

Total	$207,889	$325,068

As of June 30, 2011, there were $9.5 million of nonaccrual loans that were classified as held for sale. The Bank had no nonaccrual loans classified as held for sale at December 31, 2010.

The following table presents an aging analysis of accruing and nonaccruing loans as of June 30, 2011:

	Past Due				Current	Total Loans	90 or More Days Past Due and Accruing
(dollars in thousands)	30-59 Days	60-89 Days	90 or More Days	Total
Commercial and agricultural	$338	$796	$4,186	$5,320	$62,334	$67,654	$—
Real estate - construction	2,018	3,885	62,803	68,706	98,077	166,783	—
Real estate - mortgage:
1-4 family residential	2,105	1,461	21,978	25,544	352,063	377,607	—
Commercial	5,965	4,059	32,309	42,333	318,144	360,477	—
Consumer	369	5	319	693	45,060	45,753	—

Total	$10,795	$10,206	$121,595	$142,596	$875,678	$1,018,274	$—

The following table presents an aging analysis of accruing and nonaccruing loans as of December 31, 2010:

	Past Due				Current	Total Loans	90 or More Days Past Due and Accruing
(dollars in thousands)	30-59 Days	60-89 Days	90 or More Days	Total
Commercial and agricultural	$1,610	$3,622	$5,186	$10,418	$83,329	$93,747	$48
Real estate - construction	21,687	10,532	98,099	130,318	146,658	276,976	212
Real estate - mortgage:
1-4 family residential	11,199	7,016	22,505	40,720	348,139	388,859	4,167
Commercial	9,798	12,430	74,271	96,499	398,362	494,861	380
Consumer	199	44	160	403	49,129	49,532	11

Total	$44,493	$33,644	$200,221	$278,358	$1,025,617	$1,303,975	$4,818

A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments or principal and interest when due according to the contractual terms of the loan agreement. The following table presents impaired loans, segregated by portfolio segment, and the corresponding reserve for impaired loan losses as of June 30, 2011:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial and agricultural	$2,452	$3,521	$—
Real estate - construction	41,846	66,966	—
Real estate - mortgage:
1-4 family residential	14,626	16,655	—
Commercial	36,536	49,153	—
Consumer	110	130	—

With an allowance recorded:
Commercial and agricultural	$3,660	$4,149	$2,581
Real estate - construction	54,049	65,236	18,427
Real estate - mortgage:
1-4 family residential	18,772	20,581	5,286
Commercial	27,794	31,438	6,365
Consumer	440	442	395

Total:
Commercial and agricultural	$6,112	$7,670	$2,581
Real estate - construction	95,895	132,202	18,427
Real estate - mortgage:
1-4 family residential	33,398	37,236	5,286
Commercial	64,330	80,591	6,365
Consumer	550	572	395

The following table presents impaired loans, segregated by portfolio segment, the corresponding reserve for impaired loan losses and the average recorded investment as of December 31, 2010:

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

Average recorded investment and interest income recognized on impaired loans, segregated by portfolio segment, is shown in the following table as of June 30, 2011:

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and agricultural	$3,086	$—	$3,756	$—
Real estate - construction	61,867	—	60,795	—
Real estate - mortgage:
1-4 family residential	19,685	1	20,692	1
Commercial	58,170	1	52,421	1
Consumer	161	—	249	—

With an allowance recorded:
Commercial and agricultural	$5,879	$—	$6,738	$—
Real estate - construction	60,059	—	65,267	—
Real estate - mortgage:
1-4 family residential	17,589	—	17,242	—
Commercial	32,829	1	64,386	1
Consumer	282	—	195	—

Total:
Commercial and agricultural	$8,965	$—	$10,494	$—
Real estate - construction	121,926	—	126,062	—
Real estate - mortgage:
1-4 family residential	37,274	1	37,934	1
Commercial	90,999	2	116,807	2
Consumer	443	—	444	—

11. Premises and Equipment, Net

The following table summarizes the premises and equipment balances, net at the dates indicated.

(dollars in thousands)	June 30, 2011	December 31, 2010
Land	$11,675	$11,675
Building and improvements	37,515	37,572
Furniture and equipment	30,378	30,764
Leasehold improvements	1,611	1,611

Premises and equipment, gross	81,179	81,622
Accumulated depreciation and amortization	(37,757)	(36,693)

Premises and equipment, net	$43,422	$44,929

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

(dollars in thousands)	June 30, 2011	December 31, 2010
Real estate acquired in settlement of loans	$101,384	$62,058
Personal property acquired in settlement of loans	147	138

Total property acquired in settlement of loans	$101,531	$62,196

The following tables summarize the changes in real estate acquired in settlement of loans at the periods indicated.

	For Three Months Ended
(dollars in thousands)	June 30, 2011	June 30, 2010
Real estate acquired in settlement of loans, beginning of period	$67,331	$41,359
Plus: New real estate acquired in settlement of loans	52,680	7,157
Less: Sales of real estate acquired in settlement of loans	(8,681)	(2,886)
Less: Write-downs and net loss on sales charged to expense	(9,946)	(3,628)

Real estate acquired in settlement of loans, end of period	$101,384	$42,002

	For Six Months Ended
(dollars in thousands)	June 30, 2011	June 30, 2010
Real estate acquired in settlement of loans, beginning of period	$62,058	$35,170
Plus: New real estate acquired in settlement of loans	73,967	15,597
Less: Sales of real estate acquired in settlement of loans	(10,399)	(5,066)
Less: Write-downs and net loss on sales charged to expense	(24,242)	(3,699)

Real estate acquired in settlement of loans, end of period	$101,384	$42,002

During the three- and six-month periods ended June 30, 2011, the Bank received proceeds of $8.7 million and $10.4 million, respectively, in total sales of property acquired in settlement of loans. During the three- and six-month periods ended June 30, 2010, the Bank received proceeds of $2.3 million and $5.1 million, respectively, in total sales of property acquired in settlement of loans. At June 30, 2011, six assets with a net carrying amount of $13.8 million were under contract for sale and are expected to close in the third quarter of 2011. Estimated losses with these sales have been recognized in the Consolidated Statements of Operations in the second quarter of 2011.

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

The following table summarizes traditional deposit composition at the periods indicated.

(dollars in thousands)	June 30, 2011	December 31, 2010
Noninterest-bearing demand deposits	$156,059	$148,933
Interest-bearing demand deposits	228,869	230,084
Savings deposits	45,655	43,724
Money market deposits	282,556	312,007
Brokered deposits	129,024	140,151
Time deposits less than $100,000	398,393	416,098
Time deposits $100,000 or more	364,398	405,393

Total deposits	$1,604,954	$1,696,390

At June 30, 2011, $0.3 million of overdrawn transaction deposit accounts were reclassified to loans, compared with $0.3 million at December 31, 2010.

The following table summarizes interest expense on traditional deposit accounts at the periods indicated.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
(dollars in thousands)	2011	2010	2011	2010
Interest-bearing demand deposits	$435	$620	$917	$1,199
Savings deposits	29	815	57	56
Money market deposits	562	28	1,145	1,756
Time deposits	3,937	4,752	8,013	9,606

Total interest expense on deposits	$4,963	$6,215	$10,132	$12,617

As a result of being critically undercapitalized at June 30, 2011, under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank’s capital levels do not allow the Bank to increase or renew brokered deposits balances, including all Certificate of Deposit Account Registry Service (“CDARS”), without prior approval from regulators. Regulatory limitations on the ability to accept brokered deposits will also limit the Company’s deposit funding options. Based on its existing capital ratios, the Bank could be subject to limitations on the maximum interest rates it can pay on deposit accounts and certain restrictions on brokered deposits. However, on August 2, 2010, the Bank was notified by the FDIC that the geographic areas in which the Bank operates are considered high-rate areas. Accordingly, the Bank is able to offer interest rates on deposits up to 75 basis points over the prevailing interest rates in its geographic areas.

14. Borrowings

The following schedule details the Company’s FHLB borrowings and other indebtedness at the periods indicated.

(dollars in thousands)	June 30, 2011	December 31, 2010
Retail repurchase agreements	$10,056	$9,628
Federal Home Loan Bank advances	144,456	144,485
Subordinated debt	2,500	7,500
Junior subordinated debt	56,702	56,702

Total borrowings	$213,714	$218,315

Funds are borrowed on an overnight basis through retail repurchase agreements with bank customers and federal funds purchased from other financial institutions. Retail repurchase agreement borrowings are collateralized by securities of the U.S. Treasury and U.S. Government agencies and corporations.

At June 30, 2011, the Bank had a line of credit at the FRBR totaling $23.7 million, of which there was no outstanding balance at period end. The Bank had no other federal funds purchased lines as of June 30, 2011. At December 31, 2010, the Bank had no line of credit at the Federal Reserve Bank.

At June 30, 2011, the FHLB advances have approximate contractual maturities between five months and seven years. The scheduled maturities of the advances are as follows:

(dollars in thousands)
2011	$25,000
2012	15,000
2013	20,231
2014	15,324
2015	18,511
2016 and thereafter	50,390

Total FHLB advances	$144,456

The Bank had no line of credit with the FHLB at June 30, 2011. However, at June 30, 2011, current outstanding FHLB advances under the discontinued line amounted to $144.5 million and were at interest rates ranging from 0.27% to 6.15%. These borrowings were secured by delivered collateral on qualifying mortgage loans and, as required, by other qualifying collateral. At December 31, 2010, FHLB advances amounted to $144.5 million and were at interest rates ranging from 0.27% to 6.15%.

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

On December 30, 2010 and February 28, 2011, the Bank consummated conversion agreements with SunTrust Bank, pursuant to which $12.5 million of the outstanding principal amount of the $15.0 million subordinated term loan from SunTrust to the Bank issued on June 30, 2008 was converted into 12.5 million shares of nonvoting, nonconvertible, nonredeemable cumulative preferred stock, par value $1.00 per share, of the Bank. The Bank amended its articles of association to authorize the preferred stock issued to SunTrust in the conversions. The preferred stock carries an 8.0% dividend rate. The remaining $2.5 million of subordinated debt owed by the Bank to SunTrust was ratified and confirmed but with interest being payable monthly rather than quarterly beginning on March 31, 2011. Immediately prior to the conversion, the Bank paid the interest accrued and unpaid to February 28, 2011 on the subordinated debt.

On August 1, 2011, the Bank entered into an agreement with SunTrust Bank to settle the $2.5 million in subordinated debt for cash in an amount equal to 35% of the principal amount of the debt, plus 100% of the accrued but unpaid interest on the debt as of the closing date of the proposed merger with Bank of Granite Corporation. The agreement also provides for the Bank’s repurchase of the 12.5 million shares of Bank preferred stock owned by SunTrust Bank for cash in an amount equal to 25% of the aggregate liquidation amount of the preferred stock, plus 100% of the accrued but unpaid dividends thereon as of the closing date of the merger with Bank of Granite Corporation. See Note 22, Subsequent Events.

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

In the second quarter of 2011, the Company, excluding discontinued operations, recorded less than $0.4 million of federal income tax benefit to reduce its deferred tax valuation allowance established on previously recorded deferred tax assets. The tax benefit resulted from adjustment of the deferred tax liability related to appreciation in the Company’s available-for-sale investment portfolio. The Company also recorded a deferred tax valuation allowance on the tax benefit related to the loss recognized during the six months ended June 30, 2011, due to the uncertainty of future taxable income necessary to fully realize the recorded net deferred tax asset.

Changes in net deferred tax asset were as follows:

(dollars in thousands)	June 30, 2011	December 31, 2010
Balance at beginning of year	$925	$447
Income tax effect from change in unrealized gains on available-for-sale securities	(1,819)	2,212
Employee benefit plan	(232)	(427)
Deferred income tax benefit on continuing operations	37,191	52,083
Deferred income tax benefit on discontinuing operations	213	—
Valuation allowance on deferred tax assets	(35,963)	(53,390)

Balance at end of period	$315	$925

The components of deferred tax assets and liabilities and the tax effect of each are as follows:

(dollars in thousands)	June 30, 2011	December 31, 2010
Deferred tax assets:
Allowance for loan losses	$24,049	$37,388
Net operating loss	78,749	36,902
Compensation and benefit plans	2,100	2,102
Fair value basis of loans	—	—
Pension and other post-retirement benefits	1,219	1,451
Interest rate swap	—	—
Other real estate owned	11,214	3,815
Net unrealized securities losses	—	343
Other	712	701

Subtotal deferred tax assets	118,043	82,702
Less: Valuation allowance	(111,698)	(75,735)

Total deferred tax assets	6,345	6,967

Deferred tax liabilities:
Core deposit intangible	1,491	1,648
Mortgage servicing rights	—	931
Depreciable basis of premises and equipment	1,086	1,251
Net deferred loan fees and costs	865	898
Net unrealized securities gains	1,476	—
SAB 109 valuation	—	265
Other	1,112	1,049

Total deferred tax liabilities	6,030	6,042

Net deferred tax assets	$315	$925

As of June 30, 2011 and December 31, 2010, net deferred income tax assets totaling $0.3 million and $0.9 million, respectively, are recorded on the Company’s balance sheet. No valuation allowance is recorded for unrealized losses on investment securities because it is not more likely than not that the Company will have to sell these securities at a loss.

16. Postretirement Employee Benefit Plans

The accompanying table details the components of the net periodic costs of the Company’s postretirement benefit plans as recognized in the Company’s Consolidated Statements of Operations:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Pension Plan
Service cost	$—	$46	$—	$91
Interest cost	171	172	342	344
Expected return on plan assets	(175)	(147)	(350)	(296)
Amortization of prior service cost	—	1	—	1
Amortization of net actuarial loss	85	92	170	184

Net periodic pension cost	$81	$164	$162	$324

Supplemental Executive Retirement Plan
Service cost	$(10)	$31	$—	$92
Interest cost	46	68	94	107
Expected return on plan assets	—	—	—	—
Amortization of prior service credit	25	24	24	24
Amortization of net actuarial loss	(61)	(30)	(54)	(18)

Net periodic SERP cost	$—	$93	$64	$205

Other Postretirement Defined Benefit Plans
Service cost	$10	$7	$10	$13
Interest cost	30	35	60	58
Expected return on plan assets	—	—	—	—
Amortization of prior service cost/(credit)	(14)	(1)	(2)	(2)
Amortization of net actuarial loss	14	6	14	12

Net periodic postretirement benefit cost	$40	$47	$82	$81

The Company contributed $750,000 to its pension plan in 2011. The other postretirement benefit plans are unfunded plans; and consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.

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

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments are effective for the Company beginning January 1, 2012. The Company is evaluating the impact of the adoption of this standard.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments will be effective for the Company beginning January 1, 2012. The Company is evaluating the impact of the adoption of this standard.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity. The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

For the three- and six-month periods ended June 30, 2011, the interest rate swaps designated as a fair value hedge resulted in decreased interest expense of $229,000 and $454,300, respectively, on FHLB advances than would otherwise have been recognized for the liability. The fair value of the swaps at June 30, 2011 was recorded on the Consolidated Balance Sheets as an asset in the amount of $1.6 million.

Net gains recognized on the fair value swaps were $169,000 at June 30, 2011 and $94,600 at June 30, 2010.

Mortgage banking derivatives used in the ordinary course of business consist of mandatory forward sales contracts (forward contracts) and rate lock loan commitments. The fair value of the Company’s derivative instruments is measured primarily by obtaining pricing from broker-dealers recognized to be market participants. These operations discontinued in March 2011.

The table below provides data about the carrying values of derivative instruments:

	As of June 30, 2011			As of December 31, 2010
	Assets	(Liabilities)		Assets	(Liabilities)
(dollars in thousands)	Carrying Value	Carrying Value	Derivative Net Carrying Value	Carrying Value	Carrying Value	Derivative Net Carrying Value
Derivatives designated as hedging instruments:
Interest rate swap contracts - trust preferred (1)	$—	$—	$—	$—	$—	$—
Interest rate swap contracts - FHLB advances (1)	1,574	—	1,574	1,415	—	1,415

Derivatives not designated as hedging instruments:
Mortgage loan rate lock commitments (2)	$—	$—	$—	$—	$(55)	$(55)
Mortgage loan forward sales and MBS (3)	—	—	—	44	—	44

(1)	Included in “Other assets” on the Company’s Consolidated Balance Sheets.
(2)	Included in “Liabilities from discontinued operations” on the Company’s Consolidated Balance Sheets.
(3)	Included in “Assets from discontinued operations” on the Company’s Consolidated Balance Sheets.

The following table provides data about the amount of gains and losses related to derivative instruments designated as hedges included in the Accumulated other comprehensive loss section of Shareholders’ Equity on the Company’s Consolidated Balance Sheets, and in Other income in the Company’s Consolidated Statements of Operations:

	Loss, Net of Tax Recognized in Accumulated Other Comprehensive Loss (Effective Portion)
(dollars in thousands)	As of June 30, 2011	As of June 30, 2010
Derivatives designated as hedging instruments:
Interest rate swap contracts - trust preferred	$—	$(111)

	Gain Net of Tax Recognized in Income
(dollars in thousands)	As of June 30, 2011	As of June 30, 2010
Derivatives designated as hedging instruments:
Interest rate swap contracts - FHLB advances	$102	$57

	Gain/(Loss) During Six Months Ended
(dollars in thousands)	June 30, 2011	June 30, 2010
Derivatives not designated as hedging instruments:
Mortgage loan rate lock commitments (1)	$55	$161
Mortgage loan forward sales and MBS (1)	(44)	(468)

Total	$11	$(307)

(1)	Recognized in “Net loss from discontinued operations” in the Company’s Consolidated Statements of Operations.

19. Fair Values of Assets and Liabilities

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, derivative assets, certain FHLB advances hedged by interest rate swaps designated as fair value hedges, and mortgage servicing rights are recorded at fair value on a recurring basis. Additionally, from time-to-time, the Company may be required to record at fair value other assets and liabilities on a nonrecurring basis, such as loans held for sale, loans held for investment, impaired loans and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve application of lower or cost or market accounting or write-downs of individual assets or liabilities.

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

Loans Held for Sale

The majority of loans held for sale are carried at the lower of cost or market value. The sold loans are beyond the reach of the Bank in all respects and the purchasing investor has all rights of ownership, including the ability to pledge or exchange the loans. Most of loans sold are without recourse. Gains or losses on loan sales are recognized at the time of sale, are determined by the difference between net sales proceeds and the carrying value of the loan sold, and are included in Consolidated Statements of Operations.

Since loans held for sale are carried at the lower of cost or market value, the market value of loans held for sale is based on contractual agreements with independent third-party buyers. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans. At June 30, 2011 and December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loans as nonrecurring Level 3.

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

Mortgage Servicing Rights

Mortgage servicing rights are recorded at fair value on a recurring basis, with changes in fair value recorded as a component of mortgage loan sales. A valuation model, which utilizes a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate, is used to determine fair value. Loan servicing rights are adjusted to fair value through a valuation allowance as determined by the model. As such, the Company classifies mortgage servicing rights as Level 3. Pursuant to an agreement dated December 29, 2010, the Company sold its mortgage servicing rights on mortgages owned by Fannie Mae and transferred the servicing of those mortgages on January 31, 2011.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities carried at fair value on a recurring basis at June 30, 2011 for continuing operations, including financial instruments that the Company accounts for under the fair value option, are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities:
U.S. Treasury and government agencies	$11,975	$—	$11,975	$—
U.S. government sponsored agencies	53,131	—	53,131	—
States and political subdivisions	21,015	—	21,015	—
Residential mortgage-backed securities-GSE	294,558	—	294,558	—

Total available-for-sale securities	380,679	—	380,679	—

Loans held for sale	9,450	—	9,450	—
Fair value of interest rate swaps	1,574	—	1,574	—

Total assets at fair value from continuing operations	$391,703	$—	$391,703	$—

Liabilities:
FHLB advances - fair value hedge	$1,066	$—	$1,066	$—

Total liabilities at fair value from continuing operations	$1,066	$—	$1,066	$—

Assets and liabilities carried at fair value on a recurring basis at December 31, 2010 for continuing operations, including financial instruments that the Company accounts for under the fair value option, are summarized in the following table:

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

Assets and liabilities carried at fair value on a recurring basis at June 30, 2011 for discontinued operations, including financial instruments which the Company accounts for under the fair value option, are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$549	$—	$549	$—

Total assets at fair value from discontinued operations	$549	$—	$549	$—

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods indicated.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Mortgage Servicing Rights For Three Months Ended
(dollars in thousands)	June 30, 2011	June 30, 2010
Beginning balance at April 1,	$—	$4,705
Total gains or losses (realized/unrealized):
Included in earnings	(28)	(242)
Purchases, issuances and settlements	28	288
Servicing rights sold	—	—

Ending balance at June 30,	$—	$4,751

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Mortgage Servicing Rights For Six Months Ended
(dollars in thousands)	June 30, 2011	June 30, 2010
Beginning balance at January 1,	$2,359	$4,857
Total gains or losses (realized/unrealized):
Included in earnings	(117)	(689)
Purchases, issuances and settlements	—	583
Servicing rights sold	(2,242)	—

Ending balance at June 30,	$—	$4,751

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Assets measured at fair value on a nonrecurring basis are included in the following table at June 30, 2011 for continuing operations:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans	$71,661	$—	$39,298	$32,363
Other real estate owned	54,722	—	5,740	48,982

Total assets at fair value from continuing operations	$126,383	$—	$45,038	$81,345

Assets measured at fair value on a nonrecurring basis are included in the following table at December 31, 2010 for continuing operations:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans	$137,152	$—	$70,827	$66,325
Other real estate owned	19,173	—	7,948	11,225

Total assets at fair value from continuing operations	$156,325	$—	$78,775	$77,550

Assets measured at fair value on a nonrecurring basis are included in the following table at June 30, 2011 for discontinued operations:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Other real estate owned	$—	$—	$—	$—

Total assets at fair value from discontinued operations	$—	$—	$—	$—

Assets measured at fair value on a nonrecurring basis are included in the following table at December 31, 2010 for discontinued operations:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Other real estate owned	$168	$—	$—	$168

Total assets at fair value from discontinued operations	$168	$—	$—	$168

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

Interest Rate Swaps. Interest rate swaps are recorded at fair value on a recurring basis. Fair value measurement is based on discounted cash flow models. All future floating case flows are projected and both floating and fixed cash flows are discounted to the valuation date.

Deposits. The fair value of noninterest-bearing and interest-bearing demand deposits and savings are the amounts payable on demand because these products have no stated maturity. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

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

Junior subordinated debentures. Included in junior subordinated debentures are variable rate trust preferred securities issued by the Company. Fair values for the trust preferred securities were estimated by developing cash flow estimates for each of these debt instruments based on scheduled principal and interest payments and current interest rates. Once the cash flows were determined, a market rate for comparable subordinated debt was used to discount the cash flows to the present value. The estimated fair value (discount)/premium totaled $(15.8) million. The estimated fair value for the Company’s junior subordinated debentures is significantly lower than carrying value since credit spreads (i.e., spread to LIBOR) on similar trust preferred issues are currently much wider than when these securities were originally issued.

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

The estimated fair values of financial instruments for continuing operations are as follows:

	As of June 30, 2011		As of December 31, 2010
(dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets of Continuing Operations
Cash and cash equivalents	$160,791	$160,791	$160,594	$160,594
Investment securities: Available-for-sale	380,679	380,679	305,331	305,331
Loans held for sale	9,450	9,450	—	—
Loans, net	958,908	921,496	1,210,288	1,160,163
Accrued interest receivable	5,448	5,448	5,747	5,747
Bank-owned life insurance	32,511	32,511	31,968	31,968
Interest rate swaps	1,574	1,574	1,415	1,415

Financial Liabilities of Continuing Operations
Deposits	$1,604,954	$1,553,990	$1,696,390	$1,682,704
Retail repurchase agreements	10,056	10,056	9,628	9,628
Federal Home Loan Bank advances	144,456	150,741	144,485	150,466
Subordinated debt	2,500	2,500	7,500	7,500
Junior subordinated debentures	56,702	40,950	56,702	41,681
Accrued interest payable	3,020	3,020	2,592	2,592

The estimated fair values of financial instruments for discontinued operations are as follows:

	As of June 30, 2011		As of December 31, 2010
(dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets of Discontinued Operations	$552	$552	$37,228	$37,228
Financial Liabilities of Discontinued Operations	—	—	11	11

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

21. Capital Raise, Merger Agreement and Related Matters

Merger Agreement with the Bank of Granite and Recapitalization Investment and Subscription Agreements

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

Also on April 26, 2011 and in connection with the Merger Agreement, the Company entered into separate binding investment agreements (the “Investment Agreements”) with Carlyle and Oak Hill Capital (together, the “Anchor Investors”) to sell to the Anchor Investors FNB common stock, subject to the terms of the Investment Agreements. The proposed investments are part of an aggregate $310 million capital raise by the Company. Subject to the terms and conditions of the Investment Agreements, each of the Anchor Investors agreed to purchase 484,375,000 shares of FNB common stock at a price of $0.16 per share, or approximately $77.5 million for each of Carlyle and Oak Hill Capital.

On June 16, 2011, the Company entered into binding subscription agreements with accredited investors pursuant to which those investors agreed to purchase common stock of the Company, at a purchase price of $0.16 per share, for an aggregate of approximately $75 million as part of the $310 million capital raise.

On August 4, 2011, the Company entered into binding subscription agreements with additional accredited investors and amendments to the Investment Agreements and certain of the subscription agreements executed on June 16, 2011 to secure and finalize allocations of the entire proposed $310 million capital raise. As a result of these amendments and new subscription agreements, each Anchor Investor will be investing approximately $79 million and the other investors will invest the remaining approximately $152 million. If the investments are completed, each Anchor Investor will own approximately 23% of the voting equity of the Company after giving effect to the Merger, the investments by the Anchor Investors and the other investors, and the other transactions contemplated to be implemented in connection with such transactions. Each of the other investors will own less than 4.99% of the voting equity of the Company.

Issuance of the shares upon the closing of the Investment Agreements and subscription agreements (the “Closing”) is subject to a number of conditions, which are set forth in the Investment Agreements and subscription agreements.

SunTrust Settlement

On August 1, 2011, the Bank and SunTrust Bank entered into an agreement (the “SunTrust Settlement”) to settle the $2.5 million in subordinated debt of the Bank held by SunTrust Bank for cash in amount equal to 35% of the principal amount of the debt, plus 100% of the accrued but unpaid interest on the debt as of the closing date of the Merger. The agreement also provides for the Bank’s repurchase of the 12.5 million shares of Bank preferred stock owned by SunTrust Bank for cash in an amount equal to 25% of the aggregate liquidation amount of the preferred stock, plus 100% of the accrued but unpaid dividends thereon as of the closing date of the Merger.

TARP Exchange

The United States Department of the Treasury (the “Treasury”) issued a letter, dated April 6, 2011, indicating its agreement to exchange the Company’s preferred stock held by the Treasury for the Company’s Common Stock having a value equal to the sum of 25% of the aggregate liquidation preference of the preferred stock (i.e., $51.5 million) plus 100% of the amount of accrued and unpaid dividends on the preferred stock as of the closing date (the “TARP Exchange”). In the letter of intent, the Treasury also indicated its intent to adjust its warrant to reduce the warrant exercise price.

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

22. Subsequent Events

On August 1, 2011, the Bank and SunTrust Bank entered into an agreement to settle the $2.5 million in subordinated debt of the Bank held by SunTrust Bank for cash in amount equal to 35% of the principal amount of the debt, plus 100% of the accrued but unpaid interest on the debt as of the closing date of the proposed merger with Bank of Granite Corporation. The agreement also provides for the Bank’s repurchase of the 12.5 million shares of Bank preferred stock owned by SunTrust Bank for cash in an amount equal to 25% of the aggregate liquidation amount of the preferred stock, plus 100% of the accrued but unpaid dividends thereon as of the closing date of the merger.

On August 3, 2011, the Company received written notice from The Nasdaq Stock Market of the Nasdaq staff’s determination that the Company has not regained compliance with Nasdaq Listing Rule 5550(a)(2), the bid price rule. On August 2, 2010, the Nasdaq staff notified the Company that it was not in compliance with Listing Rule 5450(a)(1), the bid price rule for continued listing on The Nasdaq Global Market, and provided the Company 180 calendar days, or until January 31, 2011, to regain compliance with the rule. Subsequently, on February 3, 2011, the Company transferred to The Nasdaq Capital Market and was afforded a second 180-day period, or until August 1, 2011, to regain compliance. The Company previously received a notice dated June 10, 2011 from The Nasdaq Stock Market that the Company is also not in compliance with Nasdaq Listing Rule 5550(b)(1), the stockholders’ equity rule. The Company is in the process of appealing the determination of the Nasdaq staff to remove the Company’s common stock from listing and registration on The Nasdaq Stock Market. The Company’s common stock will continue to trade on The Nasdaq Capital Market under the symbol “FNBN” during the appeals period.

On August 4, 2011, the Company entered into binding subscription agreements with various accredited investors and amendments to the investment agreements with Carlyle and Oak Hill Capital and certain of the subscription agreements executed on June 16, 2011 to finalize allocations of the Company’s proposed $310 million capital raise.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the financial condition, changes in financial condition and results of operations of FNB United Corp. (“FNB United”) and its wholly owned subsidiary, CommunityONE Bank, National Association (the “Bank”). FNB United and the Bank are collectively referred to as the “Company.” This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. This discussion may contain forward-looking statements that involve risks and uncertainties. The actual results could differ significantly from those anticipated in forward-looking statements as a result of various factors. The following discussion is intended to assist in understanding the financial condition and results of operations of the Company.

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

The Bank has a subsidiary, Dover Mortgage Company, which had been in the business of originating, underwriting and closing mortgage loans for sale in the secondary market. Dover ceased its wholesale mortgage origination business and its retail mortgage origination business outside of North Carolina in February 2011. On March 17, 2011, Dover discontinued all of its remaining operations.

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

Balance Sheet Reductions – Management is implementing strategies to improve capital ratios through the reduction of assets and off-balance sheet commitments. At June 30, 2011, risk-weighted assets have been reduced by $233.2 million since December 31, 2010. Reductions occurred primarily in reductions in the commercial loan portfolio. On December 30, 2010, the Bank sold $32.9 million of mortgage loans held for investment and recognized a net gain of $383,000, including transaction costs. Management expects future reductions in risk-weighted assets to be moderate and occur primarily in the loan portfolio. To offset the majority of asset reductions, liabilities declined primarily through reductions in deposits by $91.4 million. Future liability reductions are expected to occur primarily in deposits, primarily public unit deposits and high-rate NOW accounts and certificates of deposits.

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

Stimulus Loan Program – The Bank implemented in 2009 a stimulus loan program to facilitate the sale of residential real estate held as collateral for some of the Bank’s nonperforming and performing loans and certain Bank-owned properties. The purpose of the program was to reduce the Bank’s credit concentrations and nonperforming assets by providing attractive terms that both filled the mortgage lending void created by the ongoing recession and incented potential buyers to purchase real estate. The Bank offered a reduced interest rate to qualified new borrowers to encourage them to purchase properties in this program. New borrowers qualified according to the Bank’s normal consumer and mortgage underwriting standards. The Bank recorded these loans at fair value at time of issue. Existing unimpaired development loans that become part of the program were considered impaired upon inclusion in the stimulus loan program. The Bank currently has $41.6 million in loans under the stimulus loan program, of which, $15.2 million required a fair value adjustment of $92,700 as of June 30, 2011. The fair value adjustment is recorded as a reduction of the outstanding loan balance on the balance sheet and accreted into interest income over the contractual life of the loan. The Company discontinued the stimulus loan program and booked the last stimulus loan during the first quarter of 2011. The Company will continue to report stimulus loan information, as indicated above, through the filing of the annual report on Form 10-K for the year ending December 31, 2011.

Additional Capital – The Company has engaged two investment banking firms to assist the Company in identifying strategic alternatives and in raising capital. On April 26, 2011, FNB United entered into investment agreements with Carlyle and Oak Hill Capital to recapitalize the Company, as well as a merger agreement with Bank of Granite Corporation. On June 16 and August 4, 2011, the Company entered into subscription agreements with various accredited investors pursuant to which those investors agreed to purchase shares of the Company’s common stock in the recapitalization. Those subscription agreements, together with the investment agreements with Carlyle and Oak Hill Capital, account for $310 million in new capital for the Company. Details of the investment agreements, the subscription agreements and the merger agreement can be found in Note 21, Capital Raise, Merger Agreement and Related Matters and Note 22, Subsequent Events to the Company’s consolidated financial statements set forth in Item 1 above. There are no assurances, however, that the Company will be able to complete the investments. The successful completion of all or any portion of the capital plan is not assured, and no assurance can be made that the capital plan will not be materially modified in the future. If the Company is not able to complete a substantial portion of the capital plan, its regulatory capital ratios may be materially and adversely affected and its ability to withstand continued adverse economic conditions could be threatened.

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

Based on current and expected liquidity needs and sources, management expects the Bank to be able to meet its obligations at least through December 31, 2011. Cash and cash equivalents at the Bank at June 30, 2011 were approximately $160.8 million. Liquidity at the Bank is largely dependent upon deposits, which fund 93% of the Company’s assets. Despite reported negative earnings performance during 2011, the Bank’s deposits decreased from December 31, 2010 to June 30, 2011 by $91.4 million. The Bank’s loan portfolio does not have features that could rapidly draw additional funds, which would cause an elevated need for additional liquidity at the Bank.

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

On December 30, 2010 and February 28, 2011, the Bank entered into and consummated conversion agreements with SunTrust Bank, pursuant to which $12.5 million of the outstanding principal amount of the $15.0 million subordinated term loan from SunTrust to the Bank issued on June 30, 2008 was converted into 12.5 million shares of nonvoting, nonconvertible, nonredeemable cumulative preferred stock, par value $1.00 per share, of the Bank. The Bank amended its articles of association to authorize the preferred stock issued to SunTrust in the conversions. The preferred stock carries an 8.0% dividend rate. The remaining $2.5 million of subordinated debt owed by the Bank to SunTrust was ratified and confirmed but with interest being payable monthly rather than quarterly beginning on March 31, 2011. Immediately prior to the conversion, the Bank paid the interest accrued and unpaid to February 28, 2011 on the subordinated debt.

On August 1, 2011, the Bank entered into an agreement with SunTrust Bank to settle the $2.5 million in subordinated debt for cash in an amount equal to 35% of the principal amount of the debt, plus 100% of the accrued but unpaid interest on the debt as of the closing date of the proposed merger with Bank of Granite Corporation. The agreement also provides for the Bank’s repurchase of the 12.5 million shares of Bank preferred stock owned by SunTrust Bank for cash in an amount equal to 25% of the aggregate liquidation amount of the preferred stock, plus 100% of the accrued but unpaid dividends thereon as of the closing date of the merger with Bank of Granite Corporation.

Capital

The Bank is subject to increased minimum capital requirements from the OCC. The Company has been actively working to raise capital. On April 26, 2011, FNB United entered into investment agreements with Carlyle and Oak Hill Capital to recapitalize the Company, as well as a merger agreement with Bank of Granite Corporation. On June 16, 2011, the Company entered into subscription agreements with various accredited investors pursuant to which those investors agreed to purchase Company common stock as part of the Company’s proposed $310 million capital raise. On August 4, 2011, the Company entered into subscription agreements with additional investors and amendments to the investment agreements with Carlyle and Oak Hill Capital and certain of the existing subscription agreements to secure and finalize allocations of the entire $310 million capital raise. As a result of these agreements and amendments, each of Carlyle and Oak Hill Capital will invest approximately $79 million and the other investors will invest the remaining approximately $152 million. The investments are contingent on obtaining shareholder and regulatory approvals and satisfaction of other conditions. Issuance of the common stock at $0.16 per share will complete the recapitalization of FNB United, which is a key contingency in its plan to acquire Bank of Granite Corporation, parent company of Bank of Granite.

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

As a result of the Order with the Comptroller of the Currency, the Board of Directors of the Bank has formed a compliance committee of some of its members to oversee management’s response to all sections of the Order. The committee is monitoring compliance with the Order, including adherence to deadlines for submission to the OCC of the information required under the Order.

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

To improve its results of operations, the Company’s primary focus is to reduce significantly the amount of its nonperforming assets. Nonperforming assets decrease profitability because they reduce the balance of earning assets, may require additional loan loss provisions or write-downs, and require significant devotion of staff time and financial resources to resolve. The level of nonperforming assets (loans not accruing interest, restructured loans, loans past due 90 days or more and still accruing interest, and other real estate owned) decreased to $309.4 million as of June 30, 2011, as compared to $392.2 million as of December 31, 2010. The Company believes that the elevated levels of nonperforming assets occurred largely as a result of the severe housing downturn and deterioration in the residential real estate market, as many of the Bank’s commercial loans are for residential real estate projects.

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

Conclusion

Management projections for 2011 reflect continued stress on the Bank’s loan portfolio followed by earnings improvement in 2012 primarily as a result of reductions in classified loans and a reduction in 30-89 days past due loans. In the current interest rate environment, earnings will at most be only minimally affected by further declines in interest rates. Any increase in interest rates is expected to have a positive impact on the earnings of the Bank, with the extent of that impact dependent on the amount of increase. Management’s current projections and forecasts for 2011 include an insignificant increase in interest rates, notwithstanding increasing evidence of economic recovery.

While the Company plans to focus on the above actions and to pursue strategic alternatives, the Company can give no assurance that efforts to raise additional capital in the current economic environment will be successful and result in the Company’s desired capital position or that all of the conditions to closing the proposed investments and merger will be satisfied. Further, no assurance can be given that the Company will return to profitability in the near term or at all even if the proposed recapitalization is completed. The Bank’s ability to decrease its levels of nonperforming assets is also subject to market conditions as some of its borrowers rely on an active real estate market as a source of repayment, and the sale of real estate in this market is difficult. If the real estate market does not improve, the Bank’s level of nonperforming assets may continue to increase.

While the Company believes that it is taking appropriate steps to respond to these economic risks and regulatory actions, continuation as a going concern is dependent on raising additional capital. Accordingly, the Company is taking steps that would raise capital above required regulatory levels and levels at which the Bank could profitably operate, including entering into investment agreements and subscription agreements with Carlyle, Oak Hill Capital and other investors to recapitalize the Company in an equity capital financing of approximately $310 million, as well as a merger agreement with Bank of Granite Corporation. There can be no assurances that all of the conditions to closing the proposed investments and merger will be satisfied or that, even if the recapitalization is completed, the Company will return to profitability in the near term or at all.

The Company’s total assets at June 30, 2011, including discontinued operations, were $1.7 billion, a decrease of 9%, or $180.1 million, from year-end 2010. The decrease in assets is largely due to selective reduction of high risk-weighted assets and funding sources as part of management’s plan to improve regulatory capital ratios in connection with the Order with the OCC. Investments increased $75.3 million, or 25%. The Company utilized excess cash from excessive loan runoff to actively increase the available-for-sale investment portfolio in an effort to improve liquidity levels. Gross loans held for investment totaled $1.0 billion at June 30, 2011, representing a decrease of $285.7 million, or 22%, from the prior year end.

Management is implementing strategies to improve capital ratios through the reduction of assets and off-balance sheet commitments. At June 30, 2011, risk-weighted assets have been reduced by $233.2 million since December 31, 2010. Reductions occurred primarily in reductions in the commercial loan portfolio. On December 30, 2010, the Bank sold $32.9 million of mortgage loans held for investment and recognized a net gain of $383,000, including transaction costs. Management expects future reductions in risk-weighted assets to be moderate and occur primarily in the loan portfolio. To offset the majority of asset reductions, liabilities declined primarily through reductions in deposits by $91.4 million. Future liability reductions are expected to occur primarily in deposits, primarily public unit deposits and high-rate NOW accounts and certificates of deposits.

Total deposits decreased $91.4 million, to $1.6 billion in 2011, representing a 5% reduction. Borrowings decreased $4.6 million, or 2%, during 2011, compared to December 31, 2010. Total shareholders’ equity decreased $84.9 million from the December 31, 2010 level, primarily from the Company’s net loss available to common shareholders of $(94.8) million, including discontinued operations.

Excluding discontinued operations, the Company experienced a net loss available to common shareholders of $(89.1) million in the first six months of 2011 compared to net loss to common shareholders of $(29.8) million for the same period in 2010. Contributing factors included a $53.8 million provision for loan losses in 2011 and a $26.8 million of OREO-related expense.

Noninterest income, excluding discontinued operations, was $6.9 million for the first six months ended June 30, 2011 and $10.0 million for the same period in 2010. Mortgage loan income decreased by $0.7 million, which is attributable to a drop in loan production volume throughout 2011. In addition, there was a decrease in net securities gains of $1.6 million and a decline of $1.0 million in service charges on deposit accounts due to reduced economic activity as well as the new “Opt-In” Regulation E changes that became effective for new and existing deposit customers this past year. These decreases were partially offset by a $0.1 million increase in cardholder and merchant service income and a $0.2 million increase in bank-owned life insurance income.

Noninterest expense, excluding discontinued operations, for year-to-date 2011 was $59.1 million, compared to $32.7 million for the same period in 2010. This 80% increase in noninterest expense is primarily attributed to an increase of $21.7 million in OREO-related expenses and an increase of 124%, or $1.9 million, in FDIC insurance. While professional fees also increased by $1.6 million, advertising and marketing expense decreased by $0.5 million due to less marketing campaigns and promotions.

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

The Bank has submitted all required materials and plans requested to the OCC within the given time periods. The Board of Directors submitted written strategic and capital plans to the OCC covering the requisite three-year period, and the Bank has submitted a revised plan in light of the recapitalization efforts discussed in Note 21, Capital Raise, Merger Agreement and Related Matters and Note 22, Subsequent Events to the Company’s consolidated financial statements set forth in Item 1 above.

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

Financial highlights are presented in the accompanying table.

Selected Financial Data

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands, except per share data)	2011	2010	2011	2010
Income Statement Data
Interest income	$15,190	$21,649	$30,661	$45,097
Interest expense	5,998	7,749	12,260	15,800

Net interest income	9,192	13,900	18,401	29,297
Provision for loan losses	33,580	27,236	53,763	36,726

Net interest loss after provision for loan losses	(24,388)	(13,336)	(35,362)	(7,429)
Noninterest income	3,285	5,260	6,867	9,953
Noninterest expense	26,330	19,186	59,080	32,743

Loss before income taxes	(47,433)	(27,262)	(87,575)	(30,219)
Income tax (benefit)/expense	(448)	(2,635)	(576)	(2,036)

Loss from continuing operations	(46,985)	(24,627)	(86,999)	(28,183)
Loss from discontinued operations, net of taxes	(1,989)	(298)	(5,682)	(319)

Net loss	(48,974)	(24,925)	(92,681)	(28,502)
Cumulative undeclared dividends on preferred stock	(1,087)	(822)	(2,104)	(1,641)

Net loss available to common shareholders	$(50,061)	$(25,747)	$(94,785)	$(30,143)

Period End Balances
Assets	$1,722,238	$2,022,457	$1,722,238	$2,022,457
Loans held for sale (1)	9,450	1,522	9,450	1,522
Loans held for investment (2)	1,018,274	1,512,413	1,018,274	1,512,413
Allowance for loan losses (1)	59,366	69,335	59,366	69,335
Deposits	1,604,954	1,723,760	1,604,954	1,723,760
Borrowings	213,714	207,699	213,714	207,699
Shareholders’ equity/(deficit)	(113,718)	72,534	(113,718)	72,534

Average Balances
Assets	$1,788,465	$2,043,127	$1,839,995	$2,059,419
Loans held for sale (1)	172	2,510	87	2,477
Loans held for investment (2)	1,143,641	1,537,835	1,203,475	1,546,544
Allowance for loan losses (1)	70,477	57,410	79,439	54,667
Deposits	1,635,848	1,695,600	1,662,566	1,702,699
Borrowings	212,206	234,865	214,453	242,523
Shareholders’ equity/(deficit)	(77,015)	95,897	(53,981)	97,315

Per Common Share Data
Net loss per common share from continuing operations - basic and diluted	$(4.21)	$(2.23)	$(7.80)	$(2.61)
Net loss per common share from discontinued operations - basic and diluted	(0.17)	(0.03)	(0.50)	(0.03)
Net loss available to common shareholders per share - basic and diluted	(4.38)	(2.26)	(8.30)	(2.64)
Cash dividends declared	—	—	—	—
Book value	(15.70)	1.76	(15.70)	1.76
Tangible book value (3)	(16.03)	1.36	(16.03)	1.36

Performance Ratios
Return on average assets	(10.98)%	(4.89)%	(10.16)%	(2.79)%
Return on average tangible assets (3)	(10.96)	(4.90)	(10.14)	(2.80)
Return on average equity (4)	(255.06)	(104.25)	(346.23)	(59.06)
Return on average tangible equity (3)	(268.68)	(109.62)	(373.98)	(62.12)
Net interest margin (tax equivalent)	2.26	3.08	2.20	3.22
Dividend payout on common shares (4)	NM	NM	NM	NM

Asset Quality Ratios
Allowance for loan losses to period end loans held for investment (1)	5.83%	4.58%	5.83%	4.58%
Nonperforming loans to period end allowance for loan losses (1)	350.18	324.91	350.18	324.91
Net chargeoffs (annualized) to average loans held for investment	15.06	3.54	14.76	2.17
Nonperforming assets to period end loans held for investment and foreclosed property	27.63	17.53	27.63	17.53

Capital and Liquidity Ratios
Average equity to average assets	(4.31)%	4.69%	(2.93)%	4.73%
Total risk-based capital	(10.73)	9.18	(10.73)	9.18
Tier 1 risk-based capital	(10.73)	4.99	(10.73)	4.99
Leverage capital	(7.23)	4.06	(7.23)	4.06
Average loans to average deposits	69.91	90.70	72.39	90.83
Average loans to average deposits and borrowings	61.88	79.66	64.12	79.50

NM - Not Meaningful

(1)	Excludes discontinued operations.
(2)	Loans held for investment, net of unearned income, before allowance for loan losses.
(3)	Refer to the “Non-GAAP Measures” section in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(4)	Net loss available to common shareholders, which excludes preferred stock dividends, divided by average realized common equity which excludes accumulated other comprehensive loss.
(5)	Nonperforming loans and nonperforming assets include loans past due 90 days or more that are still accruing interest.

Application of Critical Accounting Policies

FNB United’s accounting policies are in accordance with accounting principles generally accepted in the United States and with general practice within the banking industry and are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. FNB United’s significant accounting policies are discussed in detail in Note 1 of the consolidated financial statements contained in the Annual Report on Form 10-K/A, Amendment No. 1, for the year ended December 31, 2010.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, investment securities and deferred tax assets. Actual results could differ from those estimates.

Allowance for Loan Losses

The allowance for loan losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management’s best estimate of probable loan losses incurred as of the balance sheet date. The Company’s allowance for loan losses is also assessed quarterly by management. This assessment includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. The Company has grouped its loans into pools according to the loan segmentation regime employed on schedule RC-C of the FFIEC’s Consolidated Report of Condition and Income (the “Call Report”). Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. The Company recently implemented a new loan loss software program as a modeling tool to assist in the determination of an adequate level of reserves to cover loan losses. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used. See additional discussion under “Asset Quality.”

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

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the increased credit losses, the Bank continues to be in a three-year cumulative pre-tax loss position as of June 30, 2011. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset, which is difficult to overcome. The Bank’s estimate of the realization of its deferred tax assets was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years and estimated unrealized losses in the available-for-sale investment portfolio. The Bank did not consider future taxable income in determining the realizability of its deferred tax assets. The Bank expects its income tax expense (benefit) will be negligible for the next several quarters until profitability has been restored for a reasonable time and such profitability is considered sustainable. At that time, the valuation allowance would be reversed. Reversal of the valuation allowance requires a great deal of judgment and will be based on the circumstances that exist as of that future date. If future events differ significantly from the Bank’s current forecasts, the Bank may need to increase this valuation allowance, which could have a material adverse effect on the results of operations and financial condition.

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

Results of Operations

Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets, primarily loans and investment securities, and interest expense paid on interest-bearing deposits and other interest-bearing liabilities. This measure represents the largest component of income for the Bank. The net interest margin measures how effectively the Bank manages the difference between the interest income earned on interest-earning assets and the interest expense paid for funds to support those assets. Changes in interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities, the rate of growth of the interest-earning assets and interest-bearing liabilities base, the ratio of interest-earning assets to interest-bearing liabilities, and the management of interest rate sensitivity factor into fluctuations within net interest income. An analysis is presented in the Company’s Average Balances and Net Interest Income Analysis for the three- and six-month periods ended June 30, 2011 and 2010.

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

Net interest loss after provision for loan losses was $(24.4) million and $(35.4) million, respectively, for the three- and six-month periods ended June 30, 2011, compared to $(13.4) million and $(7.4) million, respectively, for the same periods in 2010.

The net interest margin (taxable-equivalent net interest income divided by average earning assets) was 2.26% and 2.20%, respectively, for the three- and six-months ended June 30, 2011, compared to 3.08% and 3.22%, respectively, for the same periods in 2010.

The following table summarizes the average balance sheets and net interest income/margin analysis for the three-month period. The Bank’s interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively.

Average Balances and Net Interest Income Analysis – Second Quarter

	Three Months Ended June 30,
	2011			2010
(dollars in thousands)	Average Balance (3)	Income / Expense	Average Yield / Rate	Average Balance (3)	Income / Expense	Average Yield / Rate
Interest earning assets:
Loans (1)(2)	$1,143,813	$12,279	4.31%	$1,540,345	$18,081	4.71%
Taxable investment securities	363,950	2,717	2.99	233,055	3,120	5.37
Tax-exempt investment securities (1)	7,741	206	10.68	33,260	608	7.33
Other earning assets	137,409	118	0.34	18,620	107	2.30
Assets of discontinued operations	7,372	13	0.71	35,748	110	1.23

Total earning assets	1,660,285	$15,333	3.70	1,861,028	$22,026	4.75

Non-earning assets:
Cash and due from banks	22,627			81,397
Goodwill and core deposit premium	3,905			4,699
Other assets, net	102,667			94,468
Assets of discontinued operations	(1,019)			1,535

Total assets	$1,788,465			$2,043,127

Interest-bearing liabilities:
Interest-bearing demand deposits	$226,627	$435	0.77%	$232,858	$619	1.07%
Savings deposits	45,647	29	0.25	43,900	29	0.26
Money market deposits	283,168	562	0.80	325,745	815	1.00
Time deposits	922,947	3,937	1.71	931,960	4,752	2.05
Retail repurchase agreements	8,892	14	0.63	15,328	28	0.73
Federal Home Loan Bank advances	144,112	703	1.96	147,835	983	2.67
Other borrowed funds	59,202	318	2.15	71,702	523	2.93

Total interest-bearing liabilities	1,690,595	5,998	1.42	1,769,328	7,749	1.76

Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	157,459			161,137
Other liabilities	16,610			16,018
Shareholders’ equity/(deficit)	(77,015)			95,897
Liabilities of discontinued operations	816			747

Total liabilities and equity	$1,788,465			$2,043,127

Net interest income and net yield on earning assets (4)		$9,335	2.26%		$14,277	3.08%

Interest rate spread (5)			2.28%			2.99%

(1)	The fully tax equivalent basis is computed using a federal tax rate of 35%.
(2)	Average loan balances include nonaccruing loans and loans held for sale.
(3)	Average balances include market adjustments to fair value for securities and loans held for sale.
(4)	Net yield on earning assets is computed by dividing net interest income by average earning assets.
(5)	Earning asset yield minus interest bearing liabilities rate.

The following table summarizes the average balance sheets and net interest income/margin analysis for the six-month period. The Bank’s interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively.

Average Balances and Net Interest Income Analysis – Six Months

	Six Months Ended June 30,
	2011			2010
(dollars in thousands)	Average Balance (3)	Income / Expense	Average Yield / Rate	Average Balance (3)	Income / Expense	Average Yield / Rate
Interest earning assets:
Loans (1)(2)	$1,203,562	$25,391	4.25%	$1,549,021	$37,230	4.85%
Taxable investment securities	345,416	4,798	2.80	252,664	6,945	5.54
Tax-exempt investment securities (1)	9,066	457	10.16	35,256	1,277	7.30
Overnight Federal funds sold	—	—	—	3,196	4	0.25
Other earning assets	147,153	284	0.39	19,141	189	1.99
Assets of discontinued operations	14,166	110	1.57	37,395	413	2.23

Total earning assets	1,719,363	$31,040	3.64	1,896,673	$46,058	4.90

Non-earning assets:
Cash and due from banks	24,413			59,571
Goodwill and core deposit premium	4,005			4,797
Other assets, net	92,080			96,858
Assets of discontinued operations	134			1,520

Total assets	$1,839,995			$2,059,419

Interest-bearing liabilities:
Interest-bearing demand deposits	$227,718	$917	0.81%	$228,897	$1,199	1.06%
Savings deposits	45,252	57	0.25	42,938	56	0.26
Money market deposits	293,555	1,146	0.79	330,279	1,756	1.07
Time deposits	939,824	8,012	1.72	942,331	9,606	2.06
Retail repurchase agreements	9,355	31	0.67	14,519	52	0.72
Federal Home Loan Bank advances	144,294	1,401	1.96	153,143	2,092	2.75
Federal funds purchased	—	—	—	3,100	4	0.26
Other borrowed funds	60,804	696	2.31	71,761	1,035	2.91

Total interest-bearing liabilities	1,720,802	12,260	1.44	1,786,968	15,800	1.78

Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	156,217			158,254
Other liabilities	15,671			16,064
Shareholders’ equity/(deficit)	(53,981)			97,315
Liabilities of discontinued operations	1,286			818

Total liabilities and equity	$1,839,995			$2,059,419

Net interest income and net yield on earning assets (4)		$18,780	2.20%		$30,258	3.22%

Interest rate spread (5)			2.20%			3.12%

(1)	The fully tax equivalent basis is computed using a federal tax rate of 35%.
(2)	Average loan balances include nonaccruing loans and loans held for sale.
(3)	Average balances include market adjustments to fair value for securities and loans held for sale.
(4)	Net yield on earning assets is computed by dividing net interest income by average earning assets.
(5)	Earning asset yield minus interest bearing liabilities rate.

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

During the three- and six-month periods ended June 30, 2011, the provision for loan losses, excluding discontinued operations, was $33.6 million and $53.8 million, respectively, compared to $27.2 million and $36.7 million, respectively, in the same periods of 2010. The level of provision so far in 2011 was driven by a continued deterioration of loan quality and underlying collateral values. Net charge-offs for the three months ending June 30, 2011 totaled $42.9 million, or 15.06% of annualized average loans, compared to $13.6 million, or 3.54% of annualized average loans for the same period in 2010. Net charge-offs for the six months ending June 30, 2011 totaled $88.1 million, or 14.76% of annualized average loans, compared to $16.6 million, or 2.17% of annualized average loans for the same period in 2010. As of June 30, 2011, approximately 47.2% of the gross charge-offs were comprised of land development loans.

During the three- and six-month periods ending June 30, 2011, the Bank charged off $45.7 million and $91.6 million, respectively, in loans. The majority of the loans that were charged off were loans that had been in impairment status for more than six months and had specific reserves assigned to them in prior periods. Due to these loans having specific reserves assigned to the outstanding balance of the loan, it was not necessary for the Bank to have a provision greater than the charge-off value in the second quarter of 2011. The Bank also noted positive trends in the loan portfolio during the first six months of 2011 that included reductions in: nonaccruing loans of $117.2 million, loans 90 days or more past due and still accruing of $4.8 million, loans 30-89 days past due of $57.1 million and classified loans of $151.4 million. These improvements over December 31, 2010 were considered in the analysis of the adequacy of the allowance for loan loss at June 30, 2011.

Noninterest Income

For the three months ended June 30, 2011, noninterest income, excluding discontinued operations, was $3.3 million and $5.3 million for the same period in 2010. Mortgage loan income decreased by $0.5 million, which is attributable to a drop in loan production volume throughout 2011 and discontinuance of Dover operations. In addition, there was a decrease in net securities gains of $0.9 million and a decline of $0.5 million in service charges on deposit accounts due to reduced economic activity as well as the new “Opt-In” Regulation E changes that became effective for new and existing deposit customers this past year.

For the six months ended June 30, 2011, noninterest income, excluding discontinued operations, was $6.9 million and $10.0 million for the same period in 2010. Mortgage loan income decreased by $0.7 million, which is attributable to a drop in loan production volume throughout 2011 and discontinuance of Dover operations. In addition, there was a decrease in net securities gains of $1.6 million and a decline of $1.0 million in service charges on deposit accounts due to reduced economic activity as well as the new “Opt-In” Regulation E changes that became effective for new and existing deposit customers this past year. These decreases were partially offset by a $0.1 million increase in cardholder and merchant service income and a $0.2 million increase in bank owned life insurance income.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2011	2010	2011	2010
Service charges on deposit accounts	$1,485	$1,981	$2,929	$3,919
Mortgage loan income	(14)	515	107	770
Cardholder and merchant services income	841	791	1,607	1,470
Trust and investment services	350	518	752	996
Bank owned life insurance	266	257	666	498
Other service charges, commissions and fees	216	252	356	611
Security gains/(losses), net	(98)	828	(84)	1,497
Gain on fair value swap	77	49	169	95
Other income	162	69	365	97

Total noninterest income	$3,285	$5,260	$6,867	$9,953

Noninterest Expense

The Company has experienced significant increases in its expenses associated with regulatory compliance and audits, FDIC insurance, as well as legal and consulting fees. These expenses will continue as a direct result of the Company’s ongoing financial condition. Noninterest expense, excluding discontinued operations, for the second quarter of 2011 was $26.3 million, compared to $19.2 million for the same period in 2010. This 37% increase in noninterest expense is primarily attributed to an increase of $6.0 million in OREO-related expenses and an increase of 94%, or $0.8 million, in FDIC insurance. While professional fees also increased by $0.9 million, advertising and marketing expense decreased by $0.2 million due to less marketing campaigns and promotions.

Noninterest expense for the first six months, excluding discontinued operations, was $59.1 million, compared to $32.7 million for the same period in 2010. This 80% increase in noninterest expense is primarily attributed to an increase of $21.7 million in OREO-related expenses and an increase of 124%, or $1.9 million, in FDIC insurance. While professional fees also increased by $1.6 million, advertising and marketing expense decreased by $0.5 million due to less marketing campaigns and promotions.

With regards to the FDIC insurance, as required by the Dodd-Frank Act, on February 7, 2011, the FDIC finalized new rules which redefined the assessment base as “average consolidated total assets minus average tangible equity.” The new rate schedule and other revisions to the assessment rules became effective April 1, 2011 and were used to calculate the June 2011 assessments.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2011	2010	2011	2010
Personnel expense	$6,231	$6,608	$12,725	$13,248
Net occupancy expense	1,117	1,175	2,303	2,415
Furniture, equipment and data processing expense	1,613	1,691	3,219	3,387
Professional fees	1,628	772	2,879	1,278
Stationery, printing and supplies	99	133	218	241
Advertising and marketing	196	359	336	806
Other real estate owned expense	10,586	4,615	26,773	5,086
Credit/debit card expense	427	447	818	909
FDIC insurance	1,575	812	3,438	1,534
Other expense	2,858	2,574	6,371	3,839

Total noninterest expense	$26,330	$19,186	$59,080	$32,743

Full-time equivalent employees averaged 474 employees for the second quarter 2011 versus 512 employees for the second quarter of 2010.

Provision for Income Taxes

Excluding discontinued operations, the Company had an income tax benefit totaling $0.5 million for the second quarter of 2011 compared to an income tax benefit of $2.6 million for the same period in 2010. The decrease for 2011, compared to the prior year, resulted primarily from the impact of the change in the market value of available-for-sale securities on deferred tax assets and the corresponding valuation allowance. The Company’s provision for income taxes, as a percentage of loss before income taxes, excluding discontinued operations, was 0.9% for the three months ended June 30, 2011, compared to 9.7% for the three months ended June 30, 2010.

Excluding discontinued operations, the Company had an income tax benefit totaling $0.6 million for the first six months of 2011 compared to an income tax benefit of $2.0 million for the same period in 2010. The decrease for 2011, compared to the prior year, resulted primarily from the impact of the change in the market value of available-for-sale securities on deferred tax assets and the corresponding valuation allowance. The Company’s provision for income taxes, as a percentage of loss before income taxes, excluding discontinued operations, was 0.8% for the six months ended June 30, 2011, compared to 6.7% for the first six months ended June 30, 2010.

Financial Condition

Management is implementing strategies to improve capital ratios through the reduction of assets and off-balance sheet commitments. At June 30, 2011, risk-weighted assets have been reduced by $233.2 million since December 31, 2010. Reductions occurred primarily in reductions in the commercial loan portfolio. On December 30, 2010, the Bank sold $32.9 million of mortgage loans held for investment and recognized a net gain of $383,000, including transaction costs. Management expects future reductions in risk-weighted assets to be moderate and occur primarily in the loan portfolio. To offset the majority of asset reductions, liabilities declined primarily through reductions in deposits by $91.4 million. Future liability reductions are expected to occur primarily in deposits, primarily public unit deposits and high-rate NOW accounts and certificates of deposits.

Since December 31, 2010, the Company’s assets, including discontinued operations, have decreased $180.1 million, to $1.7 billion at June 30, 2011. The principal factors causing this reduction was a $285.7 million decrease in loans held for investment partially offset by a $75.3 million increase in investment securities. Investment securities of $380.7 million at June 30, 2011 were 25% higher than the $305.3 million balance at December 31, 2010. Loans held for investment of $1.0 billion at June 30, 2011 were 22% lower than the $1.3 billion balance at December 31, 2010.

Deposits decreased $91.4 million since December 31, 2010 to end June 30, 2011 at $1.6 billion. At the end of the second quarter 2011, noninterest-bearing deposits were $156.1 million, or 9.7% of total deposits, up 94 basis points since the end of 2010. Time deposits of $100,000 or more plus other time deposits were $891.8 million at June 30, 2011 compared to $961.6 million at December 31, 2010. Borrowings at the FHLB totaled $144.5 million at June 30, 2011, compared to $144.5 million at December 31, 2010, and federal funds purchased remained unchanged from year-end 2010 at zero.

Shareholders’ deficit was $(113.7) million at the end of the second quarter 2011, down 294% from $(28.8) million at December 31, 2010. The decrease reflects a net loss, excluding discontinued operations, for the first six months ended June 30, 2011 of $(89.1) million. The Company did not declare common dividends during the first six months ended June 30, 2011 and is unable to do so without prior regulatory approval and by law due to its being critically undercapitalized.

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

Investment Securities

The Company evaluates all securities on a quarterly basis, and more frequently as economic conditions warrant, to determine if an other-than-temporary impairment (“OTTI”) exists. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than book value, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income/(loss) in shareholders’ equity) and not recognized in income until the security is ultimately sold. As of June 30, 2011, there were no securities considered by the Company to be OTTI.

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

The allowance for loan losses at December 31, 2010 decreased from $93.7 million to $59.4 million at June 30, 2011. As a percentage of gross loans, the allowance for loan losses declined from 7.18% at December 31, 2010 to 5.83% at June 30, 2011.

During the three- and six-month periods ending June 30, 2011, the Bank charged off $45.7 million and $91.6 million, respectively, in loans. The majority of the loans that were charged off were loans that had been in impairment status for more than six months and had specific reserves assigned to them in prior periods. Due to these loans having specific reserves assigned to the outstanding balance of the loan, it was not necessary for the Bank to have a provision greater than the charge-off value in the second quarter of 2011. The Bank also noted positive trends in the loan portfolio during the first six months of 2011 that included reductions in: nonaccruing loans of $117.2 million, loans 90 days or more past due and still accruing of $4.8 million, loans 30-89 days past due of $57.1 million and classified loans of $151.4 million. These improvements over December 31, 2010 were considered in the analysis of the adequacy of the allowance for loan loss at June 30, 2011.

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

The level of nonperforming loans decreased from $329.9 million or 25.3% of loans held for investment at December 31, 2010, to $207.9 million, or 20.4% of loans held for investment at June 30, 2011. During the six-month period ending June 30, 2011, the Bank charged off $91.6 million in loans. The majority of the loans that were charged off were loans that had been in impairment status for more than six months. OREO and repossessed assets were $101.5 million at June 30, 2011, compared to $62.2 million at December 31, 2010. Depressed market conditions have adversely impacted, and may continue to adversely impact, the financial condition and liquidity position of certain borrowers. Additionally, the value of real estate collateral may come under further pressure from weak economic conditions and prevailing unemployment levels resulting in additional delinquencies and loans being placed on nonaccrual.

The continued softening of the real estate market through 2011 has adversely affected the Company’s net income. Real estate lending (including commercial, construction, land development, and residential) is a large portion of the Bank’s loan portfolio. These categories constitute $904.5 million, or approximately 88.8%, of the Bank’s total loan portfolio. These categories are generally affected by changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. The downturn in the real estate markets in which the Company originates, purchases, and services mortgage and other loans hurts its business because these loans are secured by real estate. Further declines will adversely affect the Company’s future earnings.

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

Estimated credit losses should meet the criteria for accrual of a loss contingency, i.e., a provision to the allowance for loan losses, set forth in generally accepted accounting principles (“GAAP”). The Company’s methodology for determining the allowance for loan losses is based on the requirements of GAAP, the Interagency Policy Statement on the Allowance for Loan and Lease Losses and other regulatory and accounting pronouncements. The allowance for loan losses is determined by the sum of three separate components: (i) the impaired loan component, which addresses specific reserves for impaired loans; (ii) the general reserve component, which addresses reserves for pools of homogeneous loans; and (iii) an unallocated reserve component (if any) based on management’s judgment and experience. The loan pools and impaired loans are mutually exclusive; any loan that is impaired should be excluded from its homogenous pool for purposes of that pool’s reserve calculation, regardless of the level of impairment. However, the Bank has established a de minimis threshold for loan exposures that, if found to be impaired, will have impairment determined by applying the same general reserve rate as nonimpaired loans within the same pool.

Excluding discontinued operations, the allowance for loan losses, as a percentage of loans held for investment, amounted to 5.83% at June 30, 2011, 7.18% at December 31, 2010, and 4.58% at June 30, 2010. Net charge-offs also significantly increased in the first six months of 2011 compared to the first six months of 2010. A substantial portion of these 2011 charge-offs were related to impaired loans and considered either wholly impaired or with partial impairments. During 2011, net charge-offs totaled $88.1 million, of which a majority of these had reserves allotted from prior quarters. Management continually performs thorough analyses of the loan portfolio. As a result of these analyses, certain loans have migrated to higher, more adverse risk grades and an aggressive posture towards the timely charge-off of identified impairment has also continued. Actual past due loans and loan charge-offs have remained at manageable levels and management continues to diligently work to improve asset quality. Management believes the allowance for loan losses of $59.4 million at June 30, 2011 is adequate to cover probable losses inherent in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company. Changes in the allowance for loan losses are presented in Note 10 to the consolidated financial statements.

The following table presents the Bank’s investment in loans considered to be impaired and related information on those impaired loans as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, not individually reviewed for impairment	$5,297	$—	$717	$—
Impaired loans, individually reviewed, with no impairment	90,273	—	132,435	—
Impaired loans, individually reviewed, with impairment	104,715	33,054	208,040	70,888

Total impaired loans *	$200,285	$33,054	$341,192	$70,888

Average impaired loans calculated using a simple average	$291,741		$355,131

*	Included at June 30, 2011 and December 31, 2010 were $1.8 million and $6.5 million, respectively, in restructured and performing loans.

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

As of June 30, 2011, available credit lines were $23.7 million. As of December 31, 2010, there were no available credit lines. The Bank has unpledged collateral of $189.9 million as of June 30, 2011, that can be used to further expand contingency funding sources.

Commitments, Contingencies and Off-Balance Sheet Risk

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at June 30, 2011 are discussed below.

Commitments by the Bank to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At June 30, 2011, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $222.9 million. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

The Bank issues standby letters of credit whereby it guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to standby letters of credit was $1.6 million at June 30, 2011, $1.9 million at December 31, 2010 and $3.2 million at June 30, 2010.

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

The Company’s balance sheet was asset-sensitive at June 30, 2011. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. The Company’s asset sensitivity is primarily derived from a large concentration in prime-based commercial loans that adjust as the prime interest rate changes. These loans are primarily funded by deposits that are not expected to reprice as quickly as the loans. Since the prime rate is not expected to decline below current levels, the Company’s risk to lower interest rates is low.

Capital Adequacy and Resources

FNB United and the Bank are required to comply with federal regulations on capital adequacy. There are two measures of capital adequacy: a risk-based measure and a leverage measure. All capital standards must be satisfied for an institution to be considered in compliance. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. Tier 1 capital consists primarily of common shareholders’ equity and qualifying perpetual preferred stock and qualifying trust preferred securities, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock, trust preferred securities and the allowance for loan losses. Total capital, for risk-based purposes, consists of the sum of Tier 1 and Tier 2 capital. Under the requirements of the Consent Order, the minimum total capital ratio is 12.00% and the minimum Tier 1 capital ratio is 9.00% for the Bank. At June 30, 2011, FNB United and the Bank had total risk-based capital ratios of (10.73)% and (6.15)%, respectively, and Tier 1 risk-based capital ratios of (10.73)% and (6.15)%, respectively. The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.0%. At June 30, 2011, FNB United and the Bank had leverage capital ratios of (7.23)% and (4.14)%, respectively. The Bank is subject to increased minimum capital requirements as part of the Order with the Comptroller of the Currency.

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

As shown in the accompanying table, FNB United and its wholly owned banking subsidiary have capital levels below the minimum levels for “adequately capitalized” bank holding companies and banks as of June 30, 2011:

			Minimum Regulatory Requirement
	Consolidated	Bank	Adequately Capitalized	Well- Capitalized	Pursuant to Order
Total risk-based capital ratio	(10.73)%	(6.15)%	8.00%	10.00%	12.00%
Tier 1 risk-based capital ratio	(10.73)%	(6.15)%	4.00%	6.00%	9.00%
Leverage capital ratio	(7.23)%	(4.14)%	4.00%	5.00%	9.00%

The Consent Order requires the Bank to achieve within 90 days after its date and thereafter maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets. Per the Consent Order, the Bank’s Board of Directors submitted to the OCC within 60 days a written capital plan for the Bank covering at least a three-year period and has submitted a revised plan since that time. The capital plan included the Board’s proposed specific plans for maintaining adequate capital and a discussion of the sources and timing of additional capital to meet the Bank’s projected growth and capital requirements. The Bank has submitted a further revised capital restoration plan that details its recapitalization efforts, including the proposed recapitalization described under Note 21, Capital Raise, Merger Agreement and Related Matters to the Company’s consolidated financial statements set forth in Item 1 above, and otherwise meets the requirements of the OCC.

The Company has engaged two investment banking firms and is taking steps to raise capital that include issuing common stock. On April 26, 2011, the Company entered into investment agreements with Carlyle and Oak Hill Capital for the purchase and sale of its common stock as part of a proposed $310 million capital raise. On June 16 and August 4, 2011, the Company entered into subscription agreements with various accredited investors pursuant to which those investors agreed to purchase shares of the Company’s common stock in the recapitalization. Those subscription agreements, together with the investment agreements with Carlyle and Oak Hill Capital, account for $310 million in new capital for the Company. These agreements are subject to a variety of conditions. The successful completion of the recapitalization is not assured, and no assurance can be made that the revised capital restoration plan that the Bank has submitted to the OCC will be accepted. If the Company is not able to complete the recapitalization, it is expected that the Bank would be placed into receivership.

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

Not later than 90 days after an institution becomes critically undercapitalized, the institution’s primary federal bank regulatory agency must appoint a receiver or a conservator, unless the agency, with the concurrence of the FDIC, determines that the purposes of the prompt corrective action provisions would be better served by another course of action. Any alternative determination must be documented by the agency and reassessed on a periodic basis. Notwithstanding the foregoing, a receiver must be appointed after 270 days unless the FDIC determines that the institution has positive net worth, is in compliance with a capital plan, is profitable or has a sustainable upward trend in earnings, and is reducing its ratio of nonperforming loans to total loans, and unless the head of the appropriate federal banking agency and the chairperson of the FDIC certify that the institution is viable and not expected to fail.

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

Management does not believe there has been any significant change in the overall performance of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis presented in the Company’s Form 10-K/A, Amendment No. 1, Annual Report for the fiscal year ended December 31, 2010.

Item 4.	Controls and Procedures

As of June 30, 2011, the end of the period covered by this report, FNB United carried out an evaluation under the supervision and with the participation of the Company’s management, including FNB United’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of FNB United’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, FNB United and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and FNB United’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon the evaluation, and for the reasons described in the next paragraph, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by FNB United in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

As of December 31, 2010, FNB United concluded that a material weakness related to the timely recognition and measurement of impairment of other real estate owned existed, adversely affecting its disclosure controls and procedures and internal control over financial reporting. During the preparation of its financial statements dated March 31, 2011, management identified a second material weakness related to the identification and recognition of subsequent events affecting the valuation of other real estate owned and impaired loans. FNB United has since that date implemented various policy changes, which include a quarterly review process and new valuation considerations to assure that proper valuation and review of OREO property is performed in a timely and accurate manner and that subsequent events are properly evaluated and considered in management’s processes to value OREO and impaired loans. FNB United reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. No control enhancements during the quarter ended June 30, 2011, other than those described above, have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of operations, the Company is party to various legal proceedings. Except as disclosed below, the Company is not involved in, nor has it terminated during the second quarter of 2011, any pending legal proceedings other than routine, nonmaterial proceedings occurring in the ordinary course of business.

Item 1A.	Risk Factors

The following are additions to the Risk Factors included in the Company’s annual report on Form 10-K/A, Amendment No. 1, for the fiscal year ended December 31, 2010:

FNB United Must Raise Substantial Additional Capital in a Short Period of Time to Remain in Business.

Although FNB United has entered into various agreements with respect to the proposed recapitalization of the Company and has secured commitments to raise all of the additional capital it is seeking, it has not been in compliance with the Consent Order or its capital directive since July 2010. The financial condition of the Bank and the Company has deteriorated significantly since that time and on June 30, 2011, the Bank’s tangible equity ratio was less than two percent, and the Bank was deemed critically undercapitalized for regulatory capital purposes as of April 29, 2011, the date its Call Report was required to be filed with the Office of the Comptroller of the Currency. It is essential that FNB United closes the proposed recapitalization (or another similar financing) in a short period of time. If the Company fails to do so, it is likely that the Company would suffer additional regulatory actions, including a federal conservatorship or receivership for the Bank, or a requirement that the Bank sell or transfer its assets or take other action that would likely result in a complete loss of the value of FNB United’s ownership interest in the Bank and a complete loss of the value of the shares held by the FNB United shareholders. More information with respect to the terms and provisions of the agreements entered into in connection with the recapitalization is contained in Note 21, Capital Raise, Merger Agreement and Related Matters, to the consolidated financial statements set forth in Part I, Item 1.

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

FNB United Has Incurred Significant Losses and No Assurance Can Be Given that the Company Will Be Profitable in the Near Term or at All.

FNB United has incurred significant losses over the past few years, including net losses of $135.1 million for the year ended December 31, 2010, $104.6 million for the year ended December 31, 2009 and $59.8 million for the year ended December 31, 2008. These losses have continued into 2011 with the Company experiencing a loss of $94.8 million for the first six months ended June 30, 2011. A significant portion of the losses is due to credit costs, including a significant provision for loan and lease losses. Although the Bank has taken a number of steps to reduce its credit exposure, at June 30, 2011, the Bank still had $309.4 million in nonperforming assets and it is possible that it will continue to incur elevated credit costs over the near term, which would adversely affect the Company’s overall financial performance and results of operations. No assurance can be given that the Company will return to profitability in the near term or at all even if the proposed recapitalization is completed.

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

Assuming the recapitalization is completed, the proceeds will be used to strengthen the Bank’s capital base as required by the Consent Order. The Company’s capital ratios are expected to exceed the levels required by the Consent Order upon completion of the recapitalization and the Company is expected to be at “well-capitalized” levels for regulatory purposes. However, despite the anticipated increase in the capital base, if economic conditions continue to be difficult or worsen or fail to improve in a timely manner, or if the Company’s operations or financial condition continues to deteriorate or fails to improve, particularly in the residential and commercial real estate markets in which the Bank operates, the Company may need to raise additional capital. Factors affecting whether additional capital would be required include, among others, additional provisions for loan and lease losses and loan charge-offs, changing requirements of regulators and other risks discussed in this “Risk Factors” section or in the Company’s annual report on Form 10-K/A, Amendment No. 1, for the year ended December 31, 2010. If the Company had to raise additional capital, there can be no assurance that it would be able to do so in the amounts required and in a timely manner, or at all. Further, any additional capital raised may be significantly dilutive to the existing shareholders and may result in the issuance of securities that have rights, preferences and privileges that are senior to the FNB United common stock.

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

Exhibits to this report are listed in the index to exhibits on page 69 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FNB United Corp. (Registrant)

Date: August 9, 2011	By:	/s/ MARK A. SEVERSON
Mark A. Severson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated April 26, 2011, by and among FNB United Corp., Gamma Merger Corporation and Bank of Granite Corporation, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K Current Report dated April 26, 2011 and filed April 27, 2011.

2.2	Amendment No. 1, dated as of June 16, 2011, to Agreement and Plan of Merger by and among FNB United Corp., Gamma Merger Corporation and Bank of Granite Corporation, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K Current Report dated June 10, 2011 and filed June 16, 2011.

3.1	Articles of Amendment to Articles of Incorporation of the Registrant, adopted April 8, 2011 and effective April 15, 2011, incorporated herein by reference to the Exhibit 3.1 to the Registrant’s Form 8-K Current Report dated April 15, 2011 and filed April 21, 2011.

4.1	Tax Benefits Preservation Plan, dated as of April 15, 2011, between FNB United Corp. and Registrar and Transfer Company, which includes the Form of Articles of Amendment to the Registrant’s Articles of Incorporation establishing the Junior Participating Preferred Stock, Series B, as Exhibit A, Form of Right Certificate as Exhibit B and Form of Summary of Rights as Exhibit C, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report dated April 15, 2011 and filed April 21, 2011.

4.2	Amendment to Tax Benefits Preservation Plan, dated as of April 27, 2011, between FNB United Corp. and Registrar and Transfer Company, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report dated April 26, 2011 and filed April 27, 2011.

10.1	Investment Agreement, dated April 26, 2011, by and between FNB United Corp. and Carlyle Financial Services Harbor, L.P., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated April 26, 2011 and filed April 27, 2011.

10.2	Amendment No. 1, dated as of June 16, 2011, to Investment Agreement by and between FNB United Corp. and Carlyle Financial Services Harbor, L.P., incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K Current Report dated June 10, 2011 and filed June 16, 2011.

10.3	Amendment No. 2 dated August 4, 2011 to Investment Agreement by and between FNB United Corp. and Carlyle Financial Services Harbor, L.P., incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K Current Report dated August 1, 2011 and filed August 5, 2011.

10.4	Investment Agreement, dated April 26, 2011, by and between FNB United Corp. and Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P., incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K Current Report dated April 26, 2011 and filed April 27, 2011.

10.5	Amendment No. 1, dated as of June 16, 2011, to Investment Agreement by and between FNB United Corp., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P., incorporated herein by reference to Exhibit 10. 3 to the Registrant’s Form 8-K Current Report dated June 10, 2011 and filed June 16, 2011.

10.6	Amendment No. 2 dated August 4, 2011 to Investment Agreement by and between FNB United Corp., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III., L.P., incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated August 1, 2011 and filed August 5, 2011.

10.7	Form of Subscription Agreement by and between FNB United Corp. and private placement investors, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 10, 2011 and filed June 16, 2011.

10.8	Form of Amended and Restated Subscription Agreement by and between FNB United Corp. and private placement investors, incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated August 1, 2011 and filed August 5, 2011.

10.9	Subordinated Debt Settlement and Preferred Stock Repurchase Agreement, dated August 1, 2011, by and between CommunityONE Bank, N.A. and SunTrust Bank, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated August 1, 2011 and filed August 5, 2011.

31.10	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.11	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial Statements submitted in XBRL format.

*	To be filed by amendment