Form 10-Q/A
period 2011-06-30
FNB United Corp.
filed 2011-08-16
CIK 764811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

EXPLANATORY NOTE

FNB United Corp. is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on August 9, 2011, for the sole purpose of furnishing the XBRL Interactive Data Files as Exhibit 101.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated April 26, 2011, by and among FNB United Corp., Gamma Merger Corporation and Bank of Granite Corporation, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K Current Report dated April 26, 2011 and filed April 27, 2011.

2.2	Amendment No. 1, dated as of June 16, 2011, to Agreement and Plan of Merger by and among FNB United Corp., Gamma Merger Corporation and Bank of Granite Corporation, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K Current Report dated June 10, 2011 and filed June 16, 2011.

3.1	Articles of Amendment to Articles of Incorporation of the Registrant, adopted April 8, 2011 and effective April 15, 2011, incorporated herein by reference to the Exhibit 3.1 to the Registrant’s Form 8-K Current Report dated April 15, 2011 and filed April 21, 2011.

4.1	Tax Benefits Preservation Plan, dated as of April 15, 2011, between FNB United Corp. and Registrar and Transfer Company, which includes the Form of Articles of Amendment to the Registrant’s Articles of Incorporation establishing the Junior Participating Preferred Stock, Series B, as Exhibit A, Form of Right Certificate as Exhibit B and Form of Summary of Rights as Exhibit C, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report dated April 15, 2011 and filed April 21, 2011.

4.2	Amendment to Tax Benefits Preservation Plan, dated as of April 27, 2011, between FNB United Corp. and Registrar and Transfer Company, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report dated April 26, 2011 and filed April 27, 2011.

10.1	Investment Agreement, dated April 26, 2011, by and between FNB United Corp. and Carlyle Financial Services Harbor, L.P., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report dated April 26, 2011 and filed April 27, 2011.

10.2	Amendment No. 1, dated as of June 16, 2011, to Investment Agreement by and between FNB United Corp. and Carlyle Financial Services Harbor, L.P., incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K Current Report dated June 10, 2011 and filed June 16, 2011.

10.3	Amendment No. 2 dated August 4, 2011 to Investment Agreement by and between FNB United Corp. and Carlyle Financial Services Harbor, L.P., incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K Current Report dated August 1, 2011 and filed August 5, 2011.

10.4	Investment Agreement, dated April 26, 2011, by and between FNB United Corp. and Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P., incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K Current Report dated April 26, 2011 and filed April 27, 2011.

10.5	Amendment No. 1, dated as of June 16, 2011, to Investment Agreement by and between FNB United Corp., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P., incorporated herein by reference to Exhibit 10. 3 to the Registrant’s Form 8-K Current Report dated June 10, 2011 and filed June 16, 2011.

10.6	Amendment No. 2 dated August 4, 2011 to Investment Agreement by and between FNB United Corp., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III., L.P., incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated August 1, 2011 and filed August 5, 2011.

10.7	Form of Subscription Agreement by and between FNB United Corp. and private placement investors, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 10, 2011 and filed June 16, 2011.

10.8	Form of Amended and Restated Subscription Agreement by and between FNB United Corp. and private placement investors, incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated August 1, 2011 and filed August 5, 2011.

10.9	Subordinated Debt Settlement and Preferred Stock Repurchase Agreement, dated August 1, 2011, by and between CommunityONE Bank, N.A. and SunTrust Bank, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated August 1, 2011 and filed August 5, 2011.

31.10*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.11*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Financial Statements submitted in XBRL format.

*	Previously filed on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 9, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FNB United Corp. (Registrant)

Date: August 16, 2011	By:	/s/ MARK A. SEVERSON
Mark A. Severson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)