Form 10-Q
period 2011-09-30
FNB United Corp.
filed 2011-11-10
CIK 764811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

As of November 4, 2011 (the most recent practicable date), the Registrant had outstanding approximately 21,096,411 shares of Common Stock.

FNB United Corp. and Subsidiary

Report on Form 10-Q

September 30, 2011

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this quarterly report on Form 10-Q, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are not historical facts are “forward-looking statements.” These statements are based on management’s current views and assumptions about future events or future financial performance and involve risks and uncertainties that could significantly affect expected results. Forward-looking statements are not guarantees of performance or results and can be identified by the use of forward-looking terminology, such as “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions. Factors that may cause actual results to differ materially from those contemplated by forward-looking statements include, among others, the following: the effects of general economic conditions, including inflation or a decrease in residential housing values; governmental monetary and fiscal policies, as well as legislative and regulatory changes; our ability to maintain required capital levels and adequate sources of funding and liquidity; the risks of changes in interest rates; changes in the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities; credit risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with competitors offering banking products and services by mail, telephone and the Internet; our ability to receive dividends from our subsidiary; the effects of critical accounting policies and judgments; regulatory actions and developments, including the potential impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act; fluctuations in our stock price; the effect of any mergers, acquisitions or other transactions to which we or our subsidiary may from time to time be a party; and the failure of assumptions underlying the establishment of our allowance for loan losses. The forward-looking statements contained in this report may also be subject to other risks and uncertainties, including those discussed elsewhere in this report and in FNB United Corp.’s other filings with the Securities and Exchange Commission, including in Item 1A, “Risk Factors,” of the FNB United Corp.’s annual report on Form 10-K/A, Amendment No. 1, for the year ended December 31, 2010. All forward-looking statements speak only as of the date on which such statements are made and FNB United Corp. undertakes no obligation to update any statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FNB United Corp. and Subsidiary

Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)	September 30,	December 31,
	2011	2010
Assets
Cash and due from banks	$22,466	$21,051
Interest-bearing bank balances	341,545	139,543
Investment securities:
Available-for-sale, at estimated fair value (amortized cost of $199,314 in 2011 and $306,193 in 2010)	199,271	305,331
Loans held for sale	25,661	—
Loans held for investment	890,888	1,303,975
Less: Allowance for loan losses	(44,121)	(93,687)

Net loans held for investment	846,767	1,210,288
Premises and equipment, net	45,024	44,929
Other real estate owned	96,099	62,058
Core deposit premiums	3,577	4,173
Bank-owned life insurance	32,785	31,968
Other assets	30,431	43,939
Assets from discontinued operations	268	39,089

Total Assets	$1,643,894	$1,902,369

Liabilities
Deposits:
Noninterest-bearing demand deposits	$157,207	$148,933
Interest-bearing deposits:
Demand, savings and money market deposits	565,607	585,815
Time deposits of $100,000 or more	459,190	544,732
Other time deposits	383,632	416,910

Total deposits	1,565,636	1,696,390
Retail repurchase agreements	6,891	9,628
Federal Home Loan Bank advances	118,864	144,485
Subordinated debt	2,500	7,500
Junior subordinated debentures	56,702	56,702
Other liabilities	22,141	14,600
Liabilities from discontinued operations	1,092	1,901

Total Liabilities	1,773,826	1,931,206

Shareholders’ Equity
Preferred stock Series A, $10.00 par value; authorized 200,000 shares, 51,500 shares issued and outstanding at $1,000 stated value	49,495	48,924
Preferred stock, $1.00 par value, authorized 15,000,000 shares, 12,500,000 shares issued in 2011 and 7,500,000 issued shares in 2010	12,500	7,500
Common stock warrant	3,891	3,891
Common stock, no par value; authorized 150,000,000 shares, issued 114,244 shares in 2011 and 2010	143,650	143,634
Accumulated deficit	(336,277)	(229,095)
Accumulated other comprehensive loss	(3,191)	(3,691)

Total Shareholders’ Deficit	(129,932)	(28,837)

Total Liabilities and Shareholders’ Deficit	$1,643,894	$1,902,369

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary

Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest Income
Interest and fees on loans	$10,967	$16,163	$36,250	$53,292
Interest and dividends on investment securities:
Taxable income	2,166	2,603	6,963	9,548
Non-taxable income	49	385	346	1,215
Other interest income	173	153	456	346
Total interest income	13,355	19,304	44,015	64,401
Interest Expense
Deposits	4,683	6,515	14,814	19,133
Retail repurchase agreements	11	26	43	78
Federal Home Loan Bank advances	609	717	2,010	2,809
Federal funds purchased	—	—	—	4
Other borrowed funds	313	560	1,009	1,594
Total interest expense	5,616	7,818	17,876	23,618
Net Interest Income before Provision for Loan Losses	7,739	11,486	26,139	40,783
Provision for loan losses	7,181	55,700	60,944	92,426
Net Interest Income/(Loss) after Provision for Loan Losses	558	(44,214)	(34,805)	(51,643)

Noninterest Income
Service charges on deposit accounts	1,377	1,771	4,306	5,690
Mortgage loan (loss)/income	(116)	911	(10)	1,682
Cardholder and merchant services income	808	767	2,416	2,237
Trust and investment services	221	436	973	1,432
Bank owned life insurance	262	244	928	742
Other service charges, commissions and fees	198	248	554	859
Securities gains, net	7,393	331	7,308	1,827
(Loss)/gain on fair value swap	(182)	68	(13)	162
Other income	119	87	484	185
Total noninterest income	10,080	4,863	16,946	14,816
Noninterest Expense
Personnel expense	6,453	6,291	19,178	19,539
Net occupancy expense	1,180	1,186	3,483	3,601
Furniture, equipment and data processing expense	1,561	1,719	4,780	5,106
Professional fees	1,339	1,403	4,218	2,680
Stationery, printing and supplies	100	113	317	354
Advertising and marketing	170	303	506	1,110
Other real estate owned expense	4,685	1,345	31,458	6,431
Credit/debit card expense	434	416	1,253	1,325
FDIC insurance	1,461	1,396	4,899	2,930
Loan collection expense	1,220	288	3,871	715
Merger-related expense	2,207	—	2,207	—
Prepayment penalty on borrowings	1,028	—	1,028	959
Other expense	1,362	1,416	5,080	3,870
Total noninterest expense	23,200	15,876	82,278	48,620
Loss from continuing operations, before income taxes	(12,562)	(55,227)	(100,137)	(85,447)
Income tax expense/(benefit) — continuing operations	1,328	(196)	752	(2,232)
Net loss from continuing operations	(13,890)	(55,031)	(100,889)	(83,215)
(Loss)/income from discontinued operations, before income taxes	(40)	307	(5,935)	(217)
Income tax expense/(benefit) — discontinued operations	—	122	(213)	(84)
Net (loss)/income from discontinued operations	(40)	185	(5,722)	(133)
Net Loss	(13,930)	(54,846)	(106,611)	(83,348)
Cumulative dividends on preferred stock	(1,093)	(825)	(3,197)	(2,466)
Net Loss to Common Shareholders	$(15,023)	$(55,671)	$(109,808)	$(85,814)

Weighted average number of common shares outstanding — basic and diluted	114,320	114,237	114,277	114,240

Net loss per common share from continuing operations — basic and diluted	$(131.06)	$(488.95)	$(910.82)	$(750.01)
Net (loss)/income per common share from discontinued operations — basic and diluted	(0.35)	1.62	(50.07)	(1.16)
Net loss per common share — basic and diluted	(131.41)	(487.33)	(960.89)	(751.17)

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss (unaudited)

For the Nine Months Ended September 30, 2011 and 2010

(in thousands, except share and per share data)	Preferred Stock		Common Stock		Common Stock		(Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Warrant	Surplus	Deficit)	Loss	Total
Balance, December 31, 2009	51,500	$48,205	11,426,413	$28,566	$3,891	$115,039	$(96,234)	$(1,108)	$98,359
Comprehensive loss:
Net loss	—	—	—	—	—	—	(83,348)	—	(83,348)
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period on securities available-for-sale, net of tax	—	—	—	—	—	—	—	2,658	2,658
Unrealized holding gains arising during the period on reclassifying held-to-maturity securities to available-for-sale securities, net of tax	—	—	—	—	—	—	—	2,105	2,105
Reclassification adjustment for gains on securities available-for-sale included in net income, net of tax	—	—	—	—	—	—	—	(1,106)	(1,106)

Change in unrealized gains on securities, net of tax	—	—	—	—	—	—	—	3,657	3,657
Interest rate swap, net of tax								191	191

Total comprehensive loss									(79,500)

Accretion of discount on preferred stock	—	534	—	—	—	—	(534)	—	—
Cash dividends declared on Series A preferred stock, $12.50 per share	—	—	—	—	—	—	(316)	—	(316)
Stock options:
Compensation expense recognized	—	—	—	—	—	25	—	—	25
Restricted stock:
Shares issued/(terminated), subject to restriction	—	—	(2,023)	(5)	—	(16)	—	—	(21)
Compensation expense recognized	—	—	—	—	—	18	—	—	18

Balance, September 30, 2010	51,500	$48,739	11,424,390	$28,561	$3,891	$115,066	$(180,432)	$2,740	$18,565

Balance, December 31, 2010	7,551,500	$56,424	11,424,390	$28,561	$3,891	$115,073	$(229,095)	$(3,691)	$(28,837)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(106,611)	—	(106,611)
Other comprehensive income, net of taxes:
Unrealized holding gains arising during the period on securities available-for-sale, net of tax	—	—	—	—	—	—	—	4,920	4,920
Reclassification adjustment for gains on securities available-for-sale included in net income, net of tax	—	—	—	—	—	—	—	(4,420)	(4,420)

Change in unrealized losses on securities, net of tax	—	—	—	—	—	—	—	500	500

Total comprehensive loss									(106,111)

Issuance of preferred stock	5,000,000	5,000	—	—	—	—	—	—	5,000
Accretion of discount on preferred stock	—	571	—	—	—	—	(571)	—	—
Stock options:
Compensation expense recognized	—	—	—	—	—	16	—	—	16
Adjustment for 1:100 reverse stock split	—	—	(11,310,146)	115,089	—	(115,089)	—	—	—

Balance, September 30, 2011	12,551,500	$61,995	114,244	$143,650	$3,891	$—	$(336,277)	$(3,191)	$(129,932)

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)	Nine Months Ended September 30,
	2011	2010
Operating Activities
Net loss	$(106,611)	$(83,348)
Net loss from discontinued operations	(5,722)	(133)

Net loss from continuing operations	(100,889)	(83,215)
Adjustments to reconcile net loss to cash provided by operatings activities:
Depreciation and amortization of premises and equipment	2,382	2,726
Provision for loan losses	60,944	92,426
Deferred income taxes	333	4,666
Deferred loan fees and costs, net	1,755	(586)
Premium amortization and discount accretion of investment securities, net	2,746	(3,897)
Net gain on sale of investment securities	(7,308)	(1,827)
Amortization of core deposit premiums	596	596
Stock compensation expense	16	43
Increase in cash surrender value of bank-owned life insurance	(817)	(817)
Loans held for sale:
Origination of loans held for sale	—	(85,540)
Net proceeds from sale of loans held for sale	(10)	94,769
Loss/(gain) on loan sales	10	(1,682)
Mortgage servicing rights capitalized	—	(960)
Mortgage servicing rights amortization and impairment	145	888
Net loss on sales and write-downs of other real estate owned	27,683	3,886
Changes in assets and liabilities:
Decrease in interest receivable	2,721	980
Decrease/(increase) in other assets	11,115	(665)
Increase/(decrease) in accrued interest and other liabilities	6,341	(5,187)
Net cash provided by operating activities of continuing operations	7,763	16,604
Net effect of discontinued operations	31,768	7,884
Net cash provided by operating activities	39,531	24,488

Investing Activities
Available-for-sale securities:
Proceeds from sales	290,185	33,745
Proceeds from maturities and calls	50,047	81,280
Purchases	(228,785)	(67,328)
Held-to-maturity securities:
Proceeds from maturities and calls	—	6,184
Net decrease in loans held for investment	173,938	44,099
Proceeds from sale of other real estate owned	39,521	7,990
Improvements to other real estate owned	—	(362)
Purchases of premises and equipment	(2,522)	(678)
Net cash provided by investing activities of continuing operations	322,384	104,930
Net effect of discontinued operations	22	206
Net cash provided by investing activities	322,406	105,136

Financing Activities
Net (decrease)/increase in deposits	(130,754)	46,678
Decrease in retail repurchase agreements	(2,737)	(1,151)
Decrease in Federal Home Loan Bank advances	(25,029)	(45,951)
Decrease in Federal funds purchased	—	(10,000)
Cash dividends paid on Series A preferred stock	—	(644)
Net cash used in financing activities of continuing operations	(158,520)	(11,068)
Net effect of discontinued operations	—	—
Net cash used in financing activities	(158,520)	(11,068)

Net Increase in Cash and Cash Equivalents	203,417	118,556
Cash and Cash Equivalents at Beginning of Period	160,594	27,698
Cash and Cash Equivalents at End of Period	$364,011	$146,254

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$17,516	$23,462
Income taxes, net of refunds	—	645
Noncash transactions:
Foreclosed loans transferred to other real estate	101,245	25,114
Unrealized securities gains, net of income taxes expense	500	3,657
Unrealized gains on interest rate swaps	—	191
Conversion of debt to preferred stock	(5,000)	—
Issuance of preferred stock from debt conversion	5,000	—

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Nature of Operations

FNB United Corp. (“FNB United”) is a bank holding company incorporated under the laws of the State of North Carolina in 1984. On July 2, 1985, through an exchange of stock, FNB United acquired a wholly owned subsidiary, CommunityONE Bank, National Association (the “Bank”), a national banking association founded in 1907 and formerly known as First National Bank and Trust Company. The Bank owns three subsidiaries: Dover Mortgage Company (“Dover”), First National Investor Services, Inc., and Premier Investment Services, Inc. Premier is inactive. Dover previously engaged in the business of originating, underwriting and closing mortgage loans for sale in the secondary market. All of its wholesale operations and its retail mortgage origination business for properties located outside of North Carolina were closed in February 2011 and Dover ceased its remaining operations on March 17, 2011. The Bank offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers. The Bank has offices in Alamance, Alexander, Ashe, Catawba, Chatham, Gaston, Guilford, Iredell, Mecklenburg, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes counties in North Carolina.

On October 21, 2011, FNB United completed its acquisition of Bank of Granite Corporation (“Granite”), holding company for Bank of Granite. Bank of Granite conducts community banking business operations in Burke, Caldwell, Iredell, Mecklenburg, Watauga and Wilkes counties in North Carolina. For further information regarding the acquisition of Granite, see Note 21, Capital Raise, Merger Agreement and Related Matters, and Note 22, Subsequent Events.

General

The accompanying consolidated financial statements, prepared without audit, include the accounts of FNB United and its subsidiary (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated. Descriptions of the organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the Company’s 2010 Annual Report on Form 10-K, as amended by its Amendment No. 1 to the Annual Report filed on Form 10-K/A, including the notes to the consolidated financial statements filed as part of that report. This quarterly report should be read in conjunction with that Annual Report.

In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2011 and December 31, 2010, and the results of its operations and cash flows for the three and nine months ended September 30, 2011 and 2010, respectively.

All financial information is reported on a continuing operations basis, unless otherwise noted. See Note 2 to the consolidated financial statements for a discussion regarding discontinued operations and certain assets and liabilities at September 30, 2011 and December 31, 2010.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Operating results for the three- and nine-month periods ended September 30,

2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or future periods. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the consolidated financial statements have been included.

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

The Company is subject to the regulations of various government agencies. These regulations may change significantly from period to period. The Company undergoes periodic examinations by regulatory agencies, which may subject the Company to changes with respect to asset valuations, amount of required allowance for loan losses, lending requirements, capital levels, or operating restrictions.

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

All operations at Dover have been discontinued. Dover, acquired by the Company in 2003, originated, underwrote and closed mortgage loans for sale into the secondary market. It maintained a retail origination network based in Charlotte, North Carolina, which originated loans for properties located in North Carolina. Dover also engaged in the wholesale mortgage origination business and conducted retail mortgage origination business outside of North Carolina. Operations outside of the State of North Carolina and the wholesale mortgage origination business were discontinued in February 2011. On March 17, 2011, Dover discontinued all of its remaining operations.

In determining whether Dover met the conditions for a discontinued operation, the Company considered the relevant accounting guidance and concluded that the conditions were met during the first quarter of 2011. The Company determined that Dover has discontinued operating activities and, as such, the assets and liabilities of Dover are presented as discontinued assets and discontinued liabilities and the results of operations directly related to Dover’s activity will be presented as discontinued operations for all periods. As a result, the Consolidated Balance Sheets and Statements of Operations for all periods reflect retrospective application of Dover’s classification as a discontinued operation.

Assets and liabilities of discontinued operations at the dates indicated were as follows:

(dollars in thousands)	September 30,	December 31,
	2011	2010
Assets
Loans held for sale	$233	$37,079
Premises and equipment, net	28	169
Other real estate owned	—	168
Other assets	7	1,673

Assets of discontinued operations	$268	$39,089

Liabilities
Other liabilities	$1,092	$1,901

Liabilities of discontinued operations	$1,092	$1,901

Net (loss)/income from discontinued operations, net of tax, for three and nine months ended September 30, 2011 and 2010 were as follows:

(dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Interest Income
Interest and fees on loans	$12	$72	$67	$485

Total interest income	12	72	67	485

Interest Expense
Other borrowed funds	—	—	—	—

Total interest expense	—	—	—	—

Net Interest Income before Provision for Loan Losses	12	72	67	485
Provision for loan losses	—	192	—	385

Net Interest Income/(Loss) after Provision for Loan Losses	12	(120)	67	100

Noninterest Income
Mortgage loan (loss)/income	(2)	1,679	(167)	3,300
Other service charges, commissions and fees, net	—	(9)	(11)	(24)
Other income	—	8	10	10

Total noninterest (loss)/income	(2)	1,678	(168)	3,286

Noninterest Expense
Personnel expense	(1)	1,098	1,442	3,303
Net occupancy expense	5	71	216	194
Furniture, equipment and data processing expense	14	80	185	224
Professional fees	31	63	209	181
Stationery, printing and supplies	—	8	8	26
Advertising and marketing	(1)	45	27	108
Other real estate owned expense	—	—	166	—
Provision for recourse loans	(8)	72	3,317	214
Other expense	10	(186)	264	(647)

Total noninterest expense	50	1,251	5,834	3,603

Loss before income taxes	(40)	307	(5,935)	(217)
Income tax (benefit)/expense	—	122	(213)	(84)

Net (Loss)/Income from Discontinued Operations, net of tax	$(40)	$185	$(5,722)	$(133)

As a result of the decision to discontinue operations at Dover, Dover reduced its employees from 68 positions at December 31, 2010 to one position as of September 30, 2011. Dover has one part-time employee remaining at September 30, 2011, who continues to be employed by Dover to assist Dover in completing any remaining business transactions. Dover concluded substantially all of its remaining business at June 30, 2011.

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

The Bank submitted all required materials and plans requested to the OCC within the given time periods. The Bank submitted written strategic and capital plans to the OCC covering the requisite three-year period and has submitted a revised capital plan reflecting the terms and status of the recapitalization transaction described under Note 21, Capital Raise, Merger Agreement and Related Matters. FNB United and the Bank received the necessary approvals to complete the contemplated recapitalization transaction and FNB United completed the transaction on October 21, 2011. See Note 22, Subsequent Events.

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

In the agreement, FNB United agreed that it would not declare or pay any dividends without prior written approval of the FRBR and the Federal Reserve Board’s Director of the Division of Banking Supervision and Regulation (“Federal Reserve”). It further agreed that it would not take dividends or any other form of payment representing a reduction in capital from the Bank without the FRBR’s prior written approval. The agreement also provides that neither FNB United nor any of its nonbank subsidiaries will make any distributions of interest, principal or other amounts on subordinated debentures or trust preferred securities without the prior written approval of the FRBR and the Federal Reserve.

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

Capital Matters

The Order, as set forth above, requires the Bank to achieve and maintain Tier 1 capital of not less than 9% and total risk-based capital of not less than 12% for the life of the Order. The Bank did not achieve the required capital levels by the deadline imposed under the Order. The Bank is not “well capitalized” for capital adequacy purposes under the terms of the Order and may not be designated so in the future, even if the Bank exceeds the levels of capital required under the Order.

The minimum capital requirements to be characterized as “well capitalized” and “adequately capitalized,” as defined by regulatory guidelines, the capital requirements pursuant to the Order, and the Company’s actual capital ratios on a consolidated and Bank-only basis were as follows as of September 30, 2011:

					Minimum Regulatory Requirement
	Consolidated		Bank		Adequately Capitalized	Well- Capitalized	Pursuant to Order
Total risk-based capital ratio	(13.48	) %	(8.06	) %	8.00%	10.00%	12.00%
Tier 1 risk-based capital ratio	(13.48	) %	(8.06	) %	4.00%	6.00%	9.00%
Leverage capital ratio	(8.54	) %	(5.09	) %	4.00%	5.00%	9.00%

Effective October 21, 2011, FNB United consummated the $310 million recapitalization as set forth in Note 21, Capital Raise, Merger Agreement and Related Matters and Note 22, Subsequent Events and subsequently contributed $232.5 million in cash capital to the Bank. As a result, the Bank is in compliance with the capital ratios required in the Order and has been designated as “adequately capitalized” as of October 21, 2011.

On June 10, 2011, FNB United received a written notice from The Nasdaq Stock Market of the Nasdaq staff’s determination that FNB United had not provided a definitive plan evidencing its ability to achieve near-term compliance with all of the continued listing requirements of The Nasdaq Capital Market and, in particular, Rule 5550(a)(2), the bid price rule, and Rule 5550(b), the shareholders’ equity rule. Accordingly, unless FNB United requested an appeal of this staff determination, trading of FNB United’s common stock would have been suspended at the opening of business on June 21, 2011, and a Form 25-NSE would have been filed with the Securities and Exchange Commission, removing FNB United’s common stock from listing and registration on The Nasdaq Stock Market. FNB United did appeal the Nasdaq staff’s determination. Following a hearing, FNB United received written notice from The Nasdaq Stock Market of the appeals panel’s determination to grant FNB United’s request to remain listed on Nasdaq, subject to certain conditions. These conditions include the closings of FNB United’s proposed recapitalization and acquisition of Granite occurring on or before October 31, 2011, FNB United’s filing with the SEC on or before October 31, 2011 a current report on Form 8-K containing pro forma financial statements demonstrating in excess of $2.5 million in shareholders’ equity, and FNB United common stock’s maintaining on or before November 18, 2011 a closing bid price of $1.00 or more for a minimum of ten consecutive trading days. FNB United has satisfied the first two conditions and as of the close of business of October 31, 2011 had effected a reverse stock split to achieve compliance with the bid price rule by November 18, 2011.

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

4. Going Concern Considerations and Management’s Plans and Intentions

Going Concern Considerations

The going concern assumption is a fundamental principle in the preparation of financial statements. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In making this assessment, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of September 30, 2011. The Company had a history of profitable operations and sufficient sources of liquidity to meet its short-term and long-term funding needs. However, the Company’s financial condition has suffered during 2009, 2010 and the first nine months of 2011 in what may ultimately be the worst economic downturn since the Great Depression.

The effects of the current economic environment are being felt across many industries, with financial services and real estate being particularly hard-hit, and have been particularly severe during the last three years. The Company, with a loan portfolio consisting of a concentration in commercial real estate loans, including residential construction and development loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Company. For the first nine months of 2011 and for the year ended December 31, 2010, the Company recorded provisions of $60.9 million and $132.8 million, respectively, to increase the allowance for loan losses to a level that, in management’s best judgment, adequately reflected the increased risk inherent in the loan portfolio as of the quarter-end and year-end periods, respectively.

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

In efforts to raise capital to meet the standards set forth in applicable law and required by the OCC, on April 26, 2011, FNB United entered into investment agreements (the “Investment Agreements”) with The Carlyle Group (“Carlyle”) and Oak Hill Capital Partners (“Oak Hill Capital”) to recapitalize FNB United, as well as a merger agreement (the “Merger Agreement”) with Granite. On June 16 and August 4, 2011, FNB United entered into subscription agreements with various accredited investors for the purchase and sale of its common stock. On October 21, 2011, FNB United issued and sold $310 million of its common stock at $0.16 per share pursuant to the Investment Agreements with Carlyle and Oak Hill Capital and the subscription agreements. Details of the Investment Agreements, the subscription agreements and the Merger Agreement can be found in Note 21, Capital Raise, Merger Agreement and Related Matters and Note 22, Subsequent Events.

The perception or possibility that FNB United’s common stock could be delisted from the Nasdaq in the future could negatively affect its liquidity and price. Delisting would have an adverse effect on the liquidity of the common shares and, as a result, the market price for the common stock might become more volatile. Delisting could also make it more difficult for FNB United to raise additional capital.

The accompanying consolidated financial statements for the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustments to reflect the possible future effects on the recoverability or classification of assets.

Management’s Plans and Intentions

The Company incurred significant net losses in 2009, which continued in 2010 and 2011, primarily from the higher provisions for loan losses due to the significant level of nonperforming assets, write-downs and losses on other real estate owned due to declining real estate values, and the write-off of goodwill. The Bank consented and agreed to the issuance of the Order by the OCC in July 2010 and FNB United entered into a written agreement with the FRBR in October 2010. The Company’s independent registered public accounting firm issued a report with respect to the Company’s audited financial statements for each of the fiscal years ended December 31, 2010 and 2009, which contained an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern. The following strategies have been or are being implemented in addition to the recapitalization transactions described below:

Deferring Preferred Stock and Trust Preferred Securities Payments – FNB United began deferring the payment of cash dividends on its outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A, beginning in the second quarter 2010, as well as the payment of interest on the outstanding junior subordinated notes related to its trust preferred securities to enhance the Company’s liquidity. The dividends on preferred stock are shown as an increase to net loss to derive net loss to common shareholders in the Consolidated Statements of Operations.

On October 21, 2011 and in connection with the recapitalization of the Company, FNB United deposited with the various trustees for its trust preferred securities sums sufficient to pay the interest accrued and accruing to December 15, 2011 or December 30, 2011, as applicable, on the junior subordinated notes related to those trust preferred securities. Following that date, FNB United expects again to defer payment of interest on the outstanding junior subordinated notes related to its trust preferred securities.

Balance Sheet Reductions – Management is implementing strategies to improve capital ratios through the reduction of assets and off-balance sheet commitments. At September 30, 2011, risk-weighted assets have been reduced by $381.3 million since December 31, 2010. Reductions occurred primarily in reductions in the commercial real estate and real estate construction portfolios. On December 30, 2010, the Company sold $32.9 million of mortgage loans held for investment and recognized a net gain of $383,000, including transaction costs. Management expects future reductions in risk-weighted assets to be moderate and occur primarily in the loan portfolio. To offset the majority of asset reductions, liabilities declined primarily through reductions in deposits by $130.8 million. Future liability reductions are expected to occur primarily in deposits, largely public unit deposits, high-rate NOW accounts and brokered certificates of deposits, and Federal Home Loan Bank (“FHLB”) advances.

Stimulus Loan Program – The Company implemented in 2009 a stimulus loan program to facilitate the sale of residential real estate held as collateral for some of the Company’s nonperforming and performing loans and certain Company-owned properties. The purpose of the program was to reduce the Company’s credit concentrations and nonperforming assets by providing attractive terms that both filled the mortgage lending void created by the ongoing recession and incented potential buyers to purchase real estate. The Company offered a reduced interest rate to qualified new borrowers to encourage them to purchase properties in this program. New borrowers qualified according to the Company’s normal consumer and mortgage underwriting standards. The Company recorded these loans at fair value at time of issue. Existing unimpaired development loans that become part of the program are considered impaired upon inclusion in the stimulus loan program. The Company currently has $30.5 million in loans under the stimulus loan program, of which $15.2 million required a fair value adjustment of $88,200 as of September 30, 2011. The fair value adjustment is recorded as a reduction of the outstanding loan balance on the balance sheet and accreted into interest income over the contractual life of the loan. The Company discontinued the stimulus loan program and booked the last stimulus loan during the first quarter of 2011. The Company will continue to report stimulus loan information, as indicated above, through the filing of the annual report on Form 10-K for the year ending December 31, 2011.

5. Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include the balance sheet captions: cash and due from banks and interest-bearing bank balances.

The Company maintains its excess liquidity with the Federal Reserve to reduce credit risks associated with selling those funds to correspondent banks. For the foreseeable future, the Company is intentionally maintaining these higher cash balances to provide liquidity. Assuming that the Company is successful in raising capital and once the banking industry returns to a more stable operating environment, the Company plans to reinvest these cash reserves in higher yielding assets.

6. Comprehensive Income

Comprehensive income is defined as the change in equity of an enterprise during a period from transactions and other events and circumstances from non-owner sources and, accordingly, includes both net income and amounts referred to as other comprehensive income. The items of other comprehensive income are included in the Consolidated Statements of Shareholders’ Equity and Comprehensive Loss. The accumulated other comprehensive loss is included in the shareholders’ equity section of the Consolidated Balance Sheet. The Company’s components of accumulated other comprehensive loss at September 30, 2011 include unrealized gains/(losses) on investment securities classified as available-for-sale and changes in the value of the pension and post-retirement liability.

For the nine months ended September 30, 2011 and 2010, total comprehensive loss was $(106.1) million and $(79.5) million, respectively. The deferred income tax (liability)/benefit related to the components of other comprehensive loss amounted to $325,000 and $2.5 million, respectively, for the same periods as previously mentioned.

The accumulated balances related to each component of accumulated other comprehensive loss are as follows:

(dollars in thousands)	September 30, 2011		December 31, 2010
	Pretax	After-tax	Pretax	After-tax
Net unrealized securities losses	$(43)	$(26)	$(862)	$(526)
Pension, other postretirement and postemployment benefit plan adjustments	(5,187)	(3,165)	(5,187)	(3,165)

Accumulated other comprehensive loss	$(5,230)	$(3,191)	$(6,049)	$3,691)

7. Earnings Per Share

FNB United filed articles of amendment to its articles of incorporation on October 31, 2011 to effect a one-for-one hundred reverse stock split (the “Reverse Stock Split”) of its common stock. The amendment became effective following the close of trading on October 31, 2011. With the filing of this quarterly report on Form 10-Q, share and per share amounts have been retrospectively adjusted for the Reverse Stock Split. A purpose of the Reverse Stock Split is to increase the per share trading price of the FNB United’s common stock to satisfy the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market. As a result of the Reverse Stock Split, every 100 shares of the FNB United’s common stock issued and outstanding prior to the opening of trading on November 1, 2011 will be consolidated into one issued and outstanding share. No fractional shares will be issued as a result of the Reverse Stock Split. Instead, any fractional share resulting from the Reverse Stock Split will be rounded up to the next largest whole share.

Basic net loss per share, or basic earnings/(loss) per share (“EPS”), is computed by dividing net loss to common shareholders by the weighted average number of common shares outstanding for the period. For the first nine months of 2011, the Company had $1.9 million of unpaid cumulative dividends on its Series A preferred stock and had $571,600 accretion of the discount on the preferred stock. At September 30, 2011, the Company had $4.2 million of unpaid cumulative dividends on the Series A preferred stock. For the first nine months of 2010, the Company accrued or paid dividends of approximately $1.9 million on Series A preferred stock, which combined with the $534,300 accretion of the discount on the preferred stock, increased the net loss to common shareholders by $2.5 million. At September 30, 2011, the Company had $697,200 of unpaid cumulative dividends on the SunTrust preferred stock.

Diluted EPS reflects the potential dilution that could occur if FNB United’s potential common stock, which consists of dilutive stock options and a common stock warrant, were issued. As required for entities with complex capital structures, a dual presentation of basic and diluted EPS is included on the face of the income statement, and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is provided in this note.

(in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss from continuing operations	$(13,890)	$(55,031)	$(100,889)	$(83,215)
Preferred stock dividends	(1,093)	(825)	(3,197)	(2,466)

Net loss from continuing operations attributable to common shareholders	(14,983)	(55,856)	(104,086)	(85,681)
Net (loss)/income from discontinued operations attributable to common shareholders	(40)	185	(5,722)	(133)

Net loss to common shareholders	$(15,023)	$(55,671)	$(109,808)	$(85,814)

Weighted average shares of common stock outstanding	114,320	114,237	114,277	114,240

Net loss per common share from continuing operations — basic and diluted	$(131.06)	$(488.95)	$(910.82)	$(750.01)
Net (loss)/income per common share from discontinued operations — basic and diluted	(0.35)	1.62	(50.07)	(1.16)

Net loss per common share — basic and diluted	(131.41)	(487.33)	(960.89)	(751.17)

Due to a net loss for the three- and nine-month periods ended September 30, 2011 and 2010, all stock options and the common stock warrant were considered antidilutive and thus are not included in this calculation. For the three- and nine-month periods ended September 30, 2011, there were 26,821 and 27,218 antidilutive shares, respectively. Additionally, for the three- and nine-month periods ended September 30, 2010, there were 26,821 and 27,218 antidilutive shares, respectively. Of the antidilutive shares, the number of shares relating to stock options were 4,750 at September 30, 2011 and 2010, respectively.

Net loss to common shareholders was increased in the three- and nine-month periods ended September 30, 2011 by $1.1 million and $3.2 million, respectively, for preferred stock dividends. Net loss to common shareholders was increased in the three- and nine-month periods ended September 30, 2010 by $824,900 and $2.5 million, respectively, for preferred stock dividends. Accretion on the preferred stock discount associated with the preferred stock of $193,700 and $571,600 was reflected for the three and nine months ended September 30, 2011, respectively, and $181,100 and $534,300 for the three and nine months ended September 30, 2010, respectively.

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

The following table summarizes the amortized cost and estimated fair value of available-for-sale investment securities and presents the related gross unrealized gains and losses:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2011

Obligations of:
U.S. government sponsored agencies	$4,603	$17	$11	$4,609
States and political subdivisions	2,189	5	—	2,194
Residential mortgage-backed securities-GSE	192,522	1,149	1,203	192,468

Total	$199,314	$1,171	$1,214	$199,271

December 31, 2010

Obligations of:
U.S. Treasury and government agencies	$20	$1	$—	$21
U.S. government sponsored agencies	23,490	158	132	23,516
States and political subdivisions	23,867	885	294	24,458
Residential mortgage-backed securities-GSE	258,816	427	1,907	257,336

Total	$306,193	$1,471	$2,333	$305,331

The Bank, as a member of the FHLB of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon the balances of total assets and FHLB advances. FHLB capital stock is pledged to secure FHLB advances. This investment is carried at cost since no ready market exists for FHLB stock and there is no quoted market value. However, redemption of this stock has historically been at par value. At September 30, 2011 and December 31, 2010, the Bank owned a total of $10.1 million and $11.5 million of FHLB stock, respectively. Due to the redemption provisions of FHLB stock, the Company estimated that fair value approximated cost and that this investment was not impaired at September 30, 2011. FHLB stock is included in other assets at its original cost basis.

The Company’s policy is to review for impairment of such assets at the end of each reporting period. During the nine months ended September 30, 2011, FHLB paid a quarterly dividend. At September 30, 2011, FHLB was in compliance with all of its regulatory capital requirements. Based on the Company’s review, the Company believes that as of September 30, 2011, its FHLB stock was not impaired.

The Bank, as a member bank of the FRBR, is required to own capital stock of the FRBR based upon a percentage of the Bank’s common stock and surplus. This investment is carried at cost since no ready market exists for FRBR stock and there is no quoted market value. At September 30, 2011 and December 31, 2010, the Bank owned a total of $1.2 million and $3.8 million of FRBR stock, respectively. Due to the nature of this investment in an entity of the U.S. Government, the Company estimated that fair value approximated the cost and that this investment was not impaired at September 30, 2011. FRBR stock is included in other assets at its original cost basis.

At September 30, 2011, $120.3 million of the investment securities portfolio was pledged to secure public deposits, and $3.2 million was pledged to others, leaving $75.8 million available as lendable collateral.

At December 31, 2010, $168.1 million of the investment securities portfolio was pledged to secure public deposits, including retail repurchase agreements, $27.6 million was pledged to the FRBR and $7.5 million was pledged to others, leaving $102.2 million available as lendable collateral.

The following tables show investments’ gross unrealized losses and estimated fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010. All unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities or the short duration of the unrealized loss or both.

	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2011

Obligations of:
U.S. government sponsored agencies	$2,092	$11	$—	$—	$2,092	$11
Residential mortgage-backed securities-GSE	107,388	1,077	12,329	126	119,717	1,203

Total	$109,480	$1,088	$12,329	$126	$121,809	$1,214

December 31, 2010

Obligations of:
U.S. government sponsored agencies	$11,855	$132	$—	$—	$11,855	$132
States and political subdivisions	8,873	294	—	—	8,873	294
Residential mortgage-backed securities-GSE	151,154	1,907	—	—	151,154	1,907

Total	$171,882	$2,333	$—	$—	$171,882	$2,333

At September 30, 2011, 13 available-for-sale securities were in an unrealized loss position less than 12 months compared to 29 at December 31, 2010. At September 30, 2011, the Company had three available-for-sale securities that were in an unrealized loss position for longer than 12 months. At December 31, 2010, the Company had no available-for-sale securities that were in an unrealized loss position for longer than 12 months.

The Financial Accounting Standards Board (“FASB”) issued new guidance for evaluating other-than-temporary impairment (“OTTI”) on debt securities in April 2009. If an entity intends to sell a debt security or cannot assert it is more likely than not that it will not have to sell the security before recovery, OTTI must be taken. If the entity does not intend to sell the debt security before recovery, but the entity does not expect to recover the entire amortized cost basis, then OTTI must be taken, but the amount of impairment is to be bifurcated between impairment due to credit (which is recorded through earnings) and noncredit impairment (which becomes a component of other comprehensive income (“OCI”) for both available-for-sale and held-to-maturity securities). For held-to-maturity securities, the amount in OCI will be amortized prospectively over the security’s remaining life. The Company did not have any OTTI during the nine months ended September 30, 2011 and September 30, 2010.

The Company had no securities below investment grade. As of September 30, 2011, no securities were identified as other-than-temporarily impaired based on credit issues.

The aggregate amortized cost and fair value of securities at September 30, 2011, by remaining contractual maturity, are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due after one one year through five years	$4,293	$4,286
Due after five years through 10 years	2,499	2,517

Total	6,792	6,803

Mortgage-backed securities	192,522	192,468

Total	$199,314	$199,271

9. Loans

Loans held for investment are stated at the principal amounts outstanding adjusted for purchase premiums/discounts, deferred net loan fees and costs, and unearned income. Classes are generally disaggregations of a portfolio segment. The Company’s portfolio segments are: Commercial and agricultural, Real estate - construction, Real estate - residential, Real estate – commercial and other consumer loans. The classes within the Commercial and agricultural portfolio are: owner occupied and non-owner occupied. The classes within the Real estate - construction portfolio are: Retail properties, Multi-family, Industrial and Warehouse, and Other commercial real estate. The classes within the Real estate - residential portfolio are: first-lien and second-lien loans and home equity lines of credit. The other consumer loan portfolios are not further segregated into classes.

Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income. The premium or discount on purchased loans is amortized over the expected life of the loans and is included in interest and fees on loans.

The following summary sets forth the major categories of loans.

(dollars in thousands)
	At September 30, 2011		At December 31, 2010
Loans held for investment:
Commercial and agricultural	$62,341	7.0%	$93,747	7.2%
Real estate-construction	121,905	13.7	276,976	21.2
Real estate-mortgage:
1-4 family residential	369,093	41.4	388,859	29.8
Commercial	293,778	33.0	494,861	38.0
Consumer	43,771	4.9	49,532	3.8

Total loans	$890,888	100.0%	$1,303,975	100.0%

At September 30, 2011, loans held for sale consisted of non-performing loans transferred from loans held for investment under sales contracts, which are valued at the contractual sales price.

Loans included in the preceding loan composition table are net of participations sold. Loans as presented are reduced by net deferred loan fees of $445,000 and $26,000 at September 30, 2011 and December 31, 2010, respectively.

Mortgage loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balance of mortgage loans serviced for others amounted to $778,000 at September 30, 2011 and $493.7 million at December 31, 2010.

In accordance with instructions from Fannie Mae, the Bank entered into an agreement on December 29, 2010 to sell mortgage servicing rights on approximately $492.9 million of Fannie Mae loans and recognized a loss of $3.0 million, including transaction costs. The Bank continued to service these loans until January 31, 2011.

To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans. Gross loans of $380.6 million and $468.4 million were pledged to collateralize FHLB advances and letters of credit at September 30, 2011 and December 31, 2010, respectively, of which there was $18.0 million and $0 available for borrowing capacity, respectively. At September 30, 2011, $26.0 million of loans were pledged to collateralize potential borrowings from the Federal Reserve Discount Window, of which $19.5 million was available as borrowing capacity.

The Company implemented in 2009 a stimulus loan program to facilitate the sale of residential real estate held as collateral for some of the Company’s nonperforming and performing loans and certain Company-owned properties. The purpose of the program was to reduce the Company’s credit concentrations and nonperforming assets by providing attractive terms that both filled the mortgage lending void created by the ongoing recession and incented potential buyers to purchase real estate. The Company offered a reduced interest rate to qualified new borrowers to encourage them to purchase properties in this program. New borrowers qualified according to the Company’s normal consumer and mortgage underwriting standards. The Company recorded these loans at fair value at time of issue. Existing unimpaired development loans that become part of the program were considered impaired upon inclusion in the stimulus loan program. The Company discontinued the program, and the last stimulus loan was booked, in the first quarter of 2011. The Company currently has $30.5 million in loans under the stimulus loan program, of which, $15.2 million required a fair value adjustment of $88,200 as of September 30, 2011. The fair value adjustment is recorded as a reduction of the outstanding loan balance on the balance sheet and accreted into interest income over the contractual life of the loan. The Company will continue to report stimulus loan information, as indicated above, through the filing of the annual report on Form 10-K for the year ending December 31, 2011.

Interest income on loans is generally calculated by using the interest method based on the daily outstanding balance. The recognition of interest income is discontinued when, in management’s opinion, the collection of all or a portion of interest becomes doubtful. Loans are returned to accrual status when the factors indicating doubtful collectability cease to exist and the loan has performed in accordance with its terms for a demonstrated period of time. The past due status of loans is based on the contractual payment terms. Had nonaccruing loans been on accruing status, interest income would have been higher by $2.5 million and $10.1 million for the three- and nine-month periods ended September 30, 2011, respectively. At September 30, 2011 and December 31, 2010, the Company had certain impaired loans of $144.1 million and $325.1 million, respectively, which were on nonaccruing interest status.

Nonperforming assets include nonaccrual loans, accruing loans in excess of 90 days delinquent, OREO and other foreclosed assets. The following is a summary of nonperforming assets for the periods ended as presented.

(dollars in thousands)	September 30, 2011	December 31, 2010
Loans on nonaccrual status:
Held for sale	$25,661	$—
Held for investment	118,476	325,068
Loans more than 90 days delinquent, still on accrual	1,207	4,818
Real estate owned/repossessed assets	96,275	62,196
Assets of discontinued operations	—	168

Total nonperforming assets	$241,619	$392,250

An impaired loan is one for which the Company will not be repaid all principal and interest due per the terms of the original contract or within reasonably modified contracted terms. If the loan has been modified to provide relief to the borrower, the loan is deemed to be impaired if all principal and interest will not be repaid according to the original contract. All loans meeting the definition of Doubtful should be considered impaired.

When a loan in any class has been determined to be impaired, the amount of the impairment is measured using the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent. When the present value of expected future cash flows is used, the effective interest rate is the original contractual interest rate of the loan adjusted for any premium or discount. When the contractual interest rate is variable, the effective interest rate of the loan changes over time. A specific reserve is established as a component of the Allowance for Loan Losses when a loan has been determined to be impaired. Subsequent to the initial measurement of impairment, if there is a significant change to the impaired loan’s expected future cash flows, or if actual cash flows are significantly different from the cash flows previously estimated, the Company recalculates the impairment and appropriately adjusts the specific reserve. Similarly, if the Company measures impairment based on the observable market price of an impaired loan or the fair value of the collateral of an impaired collateral-dependent loan, the Company will adjust the specific reserve if there is a significant change in either of those bases.

When a loan within any class is impaired and principal and interest is in doubt when contractually due, interest income is not recognized. Cash receipts received on nonaccruing impaired loans within any class are generally applied entirely against principal until the loan has been collected in full, after which time any additional cash receipts are recognized as interest income. Cash receipts received on accruing impaired loans within any class are applied in the same manner as accruing loans that are not considered impaired.

The following table summarizes information relative to impaired loans at the dates and for the periods indicated.

	September 30, 2011		December 31, 2010
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, not individually reviewed for impairment	$5,286	$—	$717	$—
Impaired loans, individually reviewed, with no impairment	45,395	—	132,435	—
Impaired loans, individually reviewed, with impairment	68,621	17,734	208,040	70,888

Total impaired loans *	$119,302	$17,734	$341,192	$70,888

Average impaired loans calculated using a simple average	$246,664		$355,131

*	Included at September 30, 2011 and December 31, 2010 were $824 and $6,500 million, respectively, in restructured and performing loans.

Impaired loans also include loans for which the Company may elect to grant a concession, providing terms more favorable than those prevalent in the market (e.g., rate, amortization term), and formally restructure due to the weakening credit status of a borrower. Restructuring is designed to facilitate a repayment plan that minimizes the potential losses that the Bank otherwise may have to incur. If these impaired loans are on nonaccruing status as of the date of restructuring, the loans are included in nonperforming loans. Nonperforming restructured loans will remain as nonperforming until the borrower can demonstrate adherence to the restructured terms for a period of no less than six months and when it is otherwise determined that continued adherence is reasonably assured. Some restructured loans continue as accruing loans after restructuring if the borrower is not past due at the time of restructuring, adequate collateral valuations support the restructured loans, and the cash flows of the underlying business appear adequate to support the restructured debt service. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At September 30, 2011, there was $50.0 million in restructured loans, of which $824,200 in loans were accruing and in a performing status. At December 31, 2010, there was $146.5 million in restructured loans, of which loans amounting to $6.5 million were accruing and in a performing status.

All loan classes are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date. When the Company cannot reasonably expect full and timely repayment of its loan, the loan is placed on nonaccrual.

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

For all loan classes a nonaccrual loan may be returned to accrual status when the Company can reasonably expect continued timely payments until payment in full. All prior arrearage does not have to be eliminated, nor do all previously charged-off amounts need to have been recovered, but the loan can still be returned to accrual status if the following conditions are met: (1) all principal and interest amounts contractually due (including arrearage) are reasonably assured of repayment within a reasonable period; and (2) there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms involving payments of cash or cash equivalents.

At the time a loan is placed on nonaccrual, all accrued, unpaid interest is charged-off, unless it is documented that repayment of all principal and presently accrued but unpaid interest is probable. Charge-offs of accrued and unpaid interest are charged against the current year’s interest income and not against the current Allowance for Loan Losses.

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

Potential problem loans that are not included in nonperforming assets are classified separately within the Company’s portfolio as Special Mention and carry a risk grade rating of “6.” These loans are defined as those with potential weaknesses that may affect repayment capacity but do not pose sufficient risk as to require an adverse classification. As of September 30, 2011, the balance of such loans was $85.6 million compared with a balance of $130.8 million as of December 31, 2010.

During 2011, the Company sold loans to third party buyers in order to reduce the Company’s classified loan exposure. These loans are transferred to loans held for sale at the time the Company receives a signed contract for the purchase of the loans. Prior to transferring these loans to loans held for sale, the loans were marked down to the contract price less associated selling costs. All transactions are conducted at arm’s length and loans are sold without recourse.

The following table presents sold loans by portfolio segment for the periods indicated below:

	For Three Months Ended September 30, 2011			For Nine Months Ended September 30, 2011
(dollars in thousands)	Number of Loans	Recorded Investment	Contract Pricing	Number of Loans	Recorded Investment	Contract Pricing
Loan Sales
Commercial and agricultural	9	$217	$1,238	14	$3,505	$3,190
Real estate — construction	8	6,406	4,927	13	16,723	11,899
Real estate — mortgage:
1-4 family residential	—	—	—	1	1,335	900
Commercial	5	6,723	4,839	8	12,071	10,186
Consumer	1	96	190	1	96	190

Total	23	$13,442	$11,194	37	$33,730	$26,365

During three-month period ending September 30, 2011, the Company placed 45 loans under contract with an outstanding balance of $13.0 million for a contract price of $12.1 million to one of the investors in the recapitalization of the Company that closed on October 21, 2011. The investor did not receive any special consideration and was subjected to the same standards and requirements as any other interested third-party loan purchaser.

10. Allowance for Loan Losses

The allowance for loan losses (“ALLL”), which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management’s best estimate of probable loan losses to be incurred as of the balance sheet date. The Company’s allowance for loan losses is also assessed quarterly by management. This assessment includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. The Company has grouped its loans into pools according to the loan segmentation regime employed on schedule RC-C of the FFIEC’s Consolidated Report of Condition and Income. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used.

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

Q&E Loss Factors: The methodology incorporates various internal and external qualitative and environmental factors as described in the Interagency Policy Statement on the Allowance for Loan and Lease Losses dated December 2006. Input for these factors is determined on the basis of management observation, judgment, and experience. The factors utilized by the Company for all loan classes are as follows:

a)	Standard – Accounts for inherent uncertainty in using the past as a predictor of the future. Uniform across all segments.

b)	Volume – Accounts for historical growth characteristics of the portfolio over the loss recognition period.

c)	Terms – Measures risk derived from granting terms outside of policy and underwriting guidelines.

d)	Staff – Reflects staff competence in various types of lending.

e)	Delinquency – Reflects increased risk deriving from higher delinquency rates.

f)	Nonaccrual – Reflects increased risk of loans with characteristics that merit nonaccrual status.

g)	Migration – Accounts for the changing level of risk inherent in loans as they migrate into, or away from, more adverse risk grades.

h)	Concentration – Measures increased risk derived from concentration of credit exposure in particular industry segments within the portfolio.

i)	Production – Measures impact of anticipated growth and potential risk derived from new loan production.

j)	Process – Measures increased risk derived from more demanding processing requirements directed towards risk mitigation.

k)	Economic – Impact of general and local economic factors are the largest single factor affecting portfolio risk and effect is felt uniformly across pools.

l)	Competition – Measures risk associated with the Company’s potential response to competitors’ relaxed credit requirements.

m)	Regulatory and Legal – Measures risk from exposure to regulations, legislation, and legal code that result in increased risk of loss.

Each pool is assigned an adjustment to the potential loss percentage by assessing its characteristics against each of the factors listed above.

Calculation and Summary: A general reserve amount for each loan pool is calculated by adding the historical loss rate to the total Q&E factors, and applying the combined percentage to the pool loan balances.

Reserves are generally divided into three allocation segments:

1.	Individual Reserves. Individual reserves are calculated against loans evaluated individually and deemed to be impaired. Management determines which loans will be considered for potential impairment review. This does not mean that an individual reserve will necessarily be calculated for each loan considered for impairment, only for those noted during this process as likely to be potentially impaired. Loans to be considered will generally include:

•	All commercial loans classified substandard or worse

•	Any other loan in a nonaccrual status

•	Any loan, consumer or commercial, that has already been modified such that it meets the definition of Troubled Debt Restructure (“TDR”)

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

•	Impaired loans with a De Minimis balance are not individually evaluated for individual reserve but they are included in the formula reserve calculation.

2.	Formula Reserves. Formula reserves are held against loans evaluated collectively. Loans are grouped by type or by risk grade, or some combination of the two. Loss estimates are based on historical loss rates for each respective loan group, adjusted for appropriate environmental factors established by the Company. These factors should include:

•	Levels and trends in delinquencies and impaired loans

•	Estimated effects of changes to underwriting standards, lending policies, etc.

•	Experience, depth and ability of lending management and other relevant staff

•	National and local economic trends and conditions

•	Effects of changes in credit concentrations

Formula reserves represent the Company’s best estimate of losses that may be inherent, or embedded, within the group of loans, even if it is not apparent at this time which loans within any group or pool represent those embedded losses.

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

The Company lends primarily in North Carolina. As of September 30, 2011, a substantial majority of the principal amount of the loans held for investment in its portfolio was to businesses and individuals in North Carolina. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date.

During the three- and nine-month periods ended September 30, 2011, the Company charged off $24.4 million and $115.9 million in loans, respectively. The majority of the loans that were charged off were loans that had been in impairment status for more than six months and had specific reserves assigned to them in prior periods. Due to these loans having specific reserves assigned to the outstanding balance of the loan, it was not necessary for the Company to have a provision greater than the charge-off value in the third quarter of 2011. The Company also noted positive trends in the loan portfolio as of September 30, 2011 when compared to December 31, 2010 that included reductions in: nonaccruing loans of $180.9 million, loans 90 days or more past due and still accruing of $3.6 million, loans 30-89 days past due of $45.7 million, and classified loans of $241.9 million. These improvements over December 31, 2010 were considered in the analysis of the adequacy of the allowance for loan loss at September 30, 2011.

An analysis of the changes in the allowance for loan losses is as follows:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance, beginning of period	$59,366	$69,335	$93,687	$49,229
Provision for losses charged to continuing operations	7,181	55,700	60,944	92,426
Net charge-offs:
Charge-offs	(24,376)	(60,444)	(115,948)	(78,018)
Recoveries	1,950	909	5,438	1,863

Net charge-offs	(22,426)	(59,535)	(110,510)	(76,155)
Discontinued operations	—	565	—	565

Balance, end of period	$44,121	$66,065	$44,121	$66,065

Annualized net charge-offs during the period to average loans (1)	9.07%	15.87%	13.09%	6.67%
Annualized net charge-offs during the period to allowance for loan losses (1)	201.66%	357.52%	334.88%	154.12%
Allowance for loan losses to loans held for investment (1)	4.95%	4.64%	4.95%	4.64%

(1)	Excludes discontinued operations.

The allowance for loan losses, as a percentage of loans held for investment, amounted to 4.95% at September 30, 2011, compared to 4.64% at September 30, 2010. At December 31, 2010, the allowance for loan losses, as a percentage of loans held for investment, was 7.18%.

The credit quality indicator presented for all classes within the loan portfolio is a widely used and standard system representing the degree of risk of nonpayment. The risk-grade categories presented in the following table are:

Pass — Loans categorized as Pass are higher quality loans that have adequate sources of repayment and little risk of collection.

Special Mention — A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

Substandard — A Substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of Substandard loans, does not have to exist in individual assets classified Substandard.

Doubtful — A loan classified as Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors, which may work to the advantage of strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans.

Loans categorized as Special Mention or worse are considered Criticized. Loans categorized as Substandard or Doubtful are considered Classified. The following table presents loan and lease balances by credit quality indicator as of September 30, 2011:

	Nonclassified/
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
	(Ratings 1-5)	(Rating 6)	(Rating 7)	(Rating 8)	Total
Commercial and agricultural	$54,166	$4,124	$3,630	$421	$62,341
Real estate — construction	52,232	10,121	59,552	—	121,905
Real estate — mortgage:
1-4 family residential	326,426	14,917	27,723	27	369,093
Commercial	202,229	56,272	35,277	—	293,778
Consumer	43,150	159	281	181	43,771

Total	$678,203	$85,593	$126,463	$629	$890,888

The following table presents loan and lease balances by credit quality indicator as of December 31, 2010:

	Nonclassified/
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
	(Ratings 1-5)	(Rating 6)	(Rating 7)	(Rating 8)	Total
Commercial and agricultural	$71,325	$6,375	$10,882	$5,165	$93,747
Real estate — construction	76,317	46,596	111,365	42,698	276,976
Real estate — mortgage:
1-4 family residential	324,369	18,398	34,662	11,430	388,859
Commercial	283,557	59,439	84,666	67,199	494,861
Consumer	48,620	—	609	303	49,532

Total	$804,188	$130,808	$242,184	$126,795	$1,303,975

The following table presents ALLL activity by portfolio segment for the three-month period as of September 30, 2011:

	For Three Months Ended September 30, 2011
			Real Estate - Mortgage
(dollars in thousands)	Commercial and	Real Estate -	1-4 Family
	Agriculture	Construction	Residential	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance at July 1, 2011	$6,527	$28,419	$9,030	$13,619	$1,771	$59,366
Charge-offs	(1,988)	(13,740)	(1,958)	(5,848)	(842)	(24,376)
Recoveries	226	1,217	59	96	352	1,950
Provision	204	4,606	(134)	2,259	246	7,181

Ending balance at September 30, 2011	$4,969	$20,502	$6,997	$10,126	$1,527	$44,121

The following table presents ALLL activity by portfolio segment for the nine-month period as of September 30, 2011:

	$00000.00	$00000.00	$00000.00	$00000.00	$00000.00	$00000.00
	For Nine Months Ended September 30, 2011
			Real Estate - Mortgage
(dollars in thousands)	Commercial and	Real Estate -	1-4 Family
	Agriculture	Construction	Residential	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance at January 1, 2011	$11,144	$46,792	$7,742	$26,851	$1,158	$93,687
Charge-offs	(10,455)	(57,912)	(8,579)	(36,028)	(2,974)	(115,948)
Recoveries	759	2,121	621	838	1,099	5,438
Provision	3,521	29,501	7,213	18,465	2,244	60,944

Ending balance at September 30, 2011	$4,969	$20,502	$6,997	$10,126	$1,527	$44,121

Portion of ending balance:
Individually evaluated for impairment	$829	$10,759	$2,934	$3,099	$113	$17,734
Collectively evaluated for impairment	4,140	9,743	4,063	7,027	1,414	26,387

Total ALLL evaluated for impairment	$4,969	$20,502	$6,997	$10,126	$1,527	$44,121

Loans held for investment:
Ending balance at September 30, 2011	$62,341	$121,905	$369,093	$293,778	$43,771	$890,888

Portion of ending balance:
Individually evaluated for impairment	$3,352	$57,503	$22,110	$30,899	$152	$114,016
Collectively evaluated for impairment	58,989	64,402	346,983	262,879	43,619	776,872

Total loans evaluated for impairment	$62,341	$121,905	$369,093	$293,778	$43,771	$890,888

The following table presents ALLL activity by portfolio segment for the year ended December 31, 2010:

	$00000.00	$00000.00	$00000.00	$00000.00	$00000.00	$00000.00
			Real Estate - Mortgage
(dollars in thousands)	Commercial and	Real Estate -	1-4 Family
	Agriculture	Construction	Residential	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance at January 1, 2010	$3,543	$23,932	$8,311	$12,729	$946	$49,461
Charge-offs	(9,832)	(53,374)	(9,060)	(15,418)	(3,566)	(91,250)
Recoveries	585	52	178	271	1,635	2,721
Provision	16,848	76,182	8,313	29,269	2,143	132,755

Ending balance at December 31, 2010	$11,144	$46,792	$7,742	$26,851	$1,158	$93,687

Portion of ending balance:
Individually evaluated for impairment	$7,451	$35,281	$5,448	$22,708	$—	$70,888
Collectively evaluated for impairment	3,693	11,511	2,294	4,143	1,158	22,799

Total ALLL evaluated for impairment	$11,144	$46,792	$7,742	$26,851	$1,158	$93,687

Loans held for investment:
Ending balance at December 31, 2010	$93,747	$276,976	$388,859	$494,861	$49,532	$1,303,975

Portion of ending balance:
Individually evaluated for impairment	$14,176	$152,465	$41,109	$132,537	$188	$340,475
Collectively evaluated for impairment	79,571	124,511	347,750	362,324	49,344	963,500

Total loans evaluated for impairment	$93,747	$276,976	$388,859	$494,861	$49,532	$1,303,975

The following table presents loans held for investment on nonaccrual status by loan class for the dates indicated below:

(dollars in thousands)	September 30,	December 31,
	2011	2010
Loans Held for Investment:
Commercial and agricultural	$3,969	$13,274
Real estate — construction	58,002	144,605
Real estate — mortgage:
1-4 family residential	25,169	34,994
Commercial	31,101	131,866
Consumer	235	329

Total	$118,476	$325,068

The following table presents loans held for sale on nonaccrual status by loan class for the dates indicated below:

(dollars in thousands)	September 30,	December 31,
	2011	2010

Loans Held for Sale:
Real estate — construction	$4,201	$—
Real estate — mortgage:
1-4 family residential	1,073	—
Commercial	20,387	—

Total	$25,661	$—

The following table presents an aging analysis of accruing and nonaccruing loans as of September 30, 2011:

	$00000000	$00000000	$00000000	$00000000	$00000000	$00000000	$00000000
							90 or More Days Past Due and Accruing
(dollars in thousands)	Past Due
	30-59 Days	60-89 Days	90 or More Days	Total	Current	Total Loans
Commercial and agricultural	$1,579	$583	$2,781	$4,943	$57,398	$62,341	$157
Real estate — construction	1,708	12,169	40,485	54,362	67,543	121,905	—
Real estate — mortgage:
1-4 family residential	1,369	2,109	15,662	19,140	349,953	369,093	108
Commercial	10,064	2,290	11,911	24,265	269,513	293,778	873
Consumer	541	42	198	781	42,990	43,771	69

Total	$15,261	$17,193	$71,037	$103,491	$787,397	$890,888	$1,207

The following table presents an aging analysis of accruing and nonaccruing loans as of December 31, 2010:

	$00000000	$00000000	$00000000	$00000000	$00000000	$00000000	$00000000
(dollars in thousands)	Past Due						90 or More Days Past Due and Accruing
	30-59 Days	60-89 Days	90 or More Days	Total	Current	Total Loans
Commercial and agricultural	$1,610	$3,622	$5,186	$10,418	$83,329	$93,747	$48
Real estate — construction	21,687	10,532	98,099	130,318	146,658	276,976	212
Real estate — mortgage:
1-4 family residential	11,199	7,016	22,505	40,720	348,139	388,859	4,167
Commercial	9,798	12,430	74,271	96,499	398,362	494,861	380
Consumer	199	44	160	403	49,129	49,532	11

Total	$44,493	$33,644	$200,221	$278,358	$1,025,617	$1,303,975	$4,818

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments or principal and interest when due according to the contractual terms of the loan agreement.

The following table presents impaired loans, segregated by portfolio segment, and the corresponding reserve for impaired loan losses as of September 30, 2011:

		Unpaid
(dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$2,334	$3,877	$—
Real estate—construction	15,810	20,866	—
Real estate—mortgage:
1-4 family residential	12,660	14,650	—
Commercial	19,794	26,392	—
Consumer	85	105	—

With an allowance recorded:
Commercial and agricultural	$1,635	$1,671	$829
Real estate—construction	42,448	56,601	10,759
Real estate—mortgage:
1-4 family residential	12,533	13,474	2,934
Commercial	11,853	12,192	3,099
Consumer	150	154	113

Total:
Commercial and agricultural	$3,969	$5,548	$829
Real estate—construction	58,258	77,467	10,759
Real estate—mortgage:
1-4 family residential	25,193	28,124	2,934
Commercial	31,647	38,584	3,099
Consumer	235	259	113

The following table presents impaired loans, segregated by portfolio segment, the corresponding reserve for impaired loan losses and the average recorded investment as of December 31, 2010:

		Unpaid		Average
(dollars in thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Commercial and agricultural	$4,530	$6,108	$—	$5,970
Real estate—construction	56,638	73,579	—	74,440
Real estate—mortgage:
1-4 family residential	26,737	29,173	—	29,720
Commercial	45,042	52,565	—	54,674
Consumer	205	207	—	192

With an allowance recorded:
Commercial and agricultural	$9,707	$11,054	$7,451	$8,228
Real estate—construction	95,890	112,858	35,281	86,329
Real estate—mortgage:
1-4 family residential	14,727	15,855	5,448	11,563
Commercial	87,716	96,436	22,708	84,015
Consumer	—	—	—	—

Total:
Commercial and agricultural	$14,237	$17,162	$7,451	$14,198
Real estate—construction	152,528	186,437	35,281	160,769
Real estate—mortgage:
1-4 family residential	41,464	45,028	5,448	41,283
Commercial	132,758	149,001	22,708	138,689
Consumer	205	207	—	192

Interest income recognized after the above loans became impaired was immaterial as of December 31, 2010.

Average recorded investment and interest income recognized on impaired loans, segregated by portfolio segment, is shown in the following table as of September 30, 2011:

	For Three Months Ended		For Nine Months Ended
	September 30, 2011		September 30, 2011
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and agricultural	$2,417	$—	$3,305	$—
Real estate—construction	29,789	—	49,617	—
Real estate—mortgage:
1-4 family residential	13,585	—	18,628	—
Commercial	29,453	—	49,736	—
Consumer	98	—	196	—

With an allowance recorded:
Commercial and agricultural	$2,751	$—	$5,803	$—
Real estate—construction	47,884	—	60,131	—
Real estate—mortgage:
1-4 family residential	16,268	—	16,027	—
Commercial	21,647	—	42,990	—
Consumer	311	—	231	—

Total:
Commercial and agricultural	$5,168	$—	$9,108	$—
Real estate—construction	77,673	—	109,748	—
Real estate—mortgage:
1-4 family residential	29,853	—	34,655	—
Commercial	51,100	—	92,726	—
Consumer	409	—	427	—

As a result of adopting the amendments in ASU 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered troubled debt restructurings (TDRs) under the amended guidance. The Company identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Company identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $1.0 million, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss was $16,200.

For the three and nine months ended September 30, 2011, the following table presents a breakdown of troubled debt restructurings segregated by portfolio segment:

	For Three Months Ended September 30, 2011			For Nine Months Ended September 30, 2011
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial and agricultural	—	$—	$—	6	$555	$555
Real estate—construction	—	—	—	6	3,612	3,612
Real estate—mortgage:
1-4 family residential	1	155	155	8	401	401
Commercial	2	1,651	1,651	13	7,904	7,904

Total	3	$1,806	$1,806	33	$12,472	$12,472

During the nine months ended September 30, 2011, the Company modified 33 loans that were considered to be troubled debt restructurings. The Company extended the terms for 21 of these loans, the interest rate was lowered for three of these loans, and of the remaining nine loans, eight were modified to convert to interest only loans and one was modified for multiple reasons.

There were no loans restructured in the twelve months prior to September 30, 2011 that went into default during the nine months ended September 30, 2011.

In the determination of the allowance for loan losses, management considers troubled debt restructurings and any subsequent defaults in these restructurings as impaired loans. The amount of the impairment is measured using the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent.

11. Premises and Equipment, Net

The following table summarizes the premises and equipment balances, net at the dates indicated.

(dollars in thousands)	September 30, 2011	December 31, 2010
Land	$12,326	$11,675
Building and improvements	39,219	37,572
Furniture and equipment	30,408	30,764
Leasehold improvements	1,611	1,611

Premises and equipment, gross	83,564	81,622
Accumulated depreciation and amortization	(38,540)	(36,693)

Premises and equipment, net	$45,024	$44,929

12. Other Real Estate Owned and Property Acquired in Settlement of Loans

Other real estate owned (“OREO”) represents properties acquired through foreclosure or deed in lieu thereof. The property is classified as held for sale. The property is initially carried at fair value based on recent appraisals, less estimated costs to sell. Declines in the fair value of properties included in other real estate below carrying value are recognized by a charge to income.

Total OREO and foreclosed assets increased $34.1 million during the first nine months of 2011 from $62.2 million at December 31, 2010, to $96.3 million at September 30, 2011, which represents 40% of total nonperforming assets. At December 31, 2010, OREO and foreclosed assets represented 16% of total nonperforming assets.

The following table summarizes properties acquired in settlement of loans and personal property acquired in settlement of loans, the latter of which is included within the other assets financial statement line item on the Consolidated Balance Sheet at the periods indicated.

(dollars in thousands)
	September 30, 2011	December 31, 2010
Real estate acquired in settlement of loans	$96,099	$62,058
Personal property acquired in settlement of loans	176	138

Total property acquired in settlement of loans	$96,275	$62,196

The following tables summarize the changes in real estate acquired in settlement of loans at the periods indicated.

(dollars in thousands)	For Three Months Ended
	September 30, 2011	September 30, 2010
Real estate acquired in settlement of loans, beginning of period	$101,384	$42,001
Plus: New real estate acquired in settlement of loans	27,278	9,714
Less: Sales of real estate acquired in settlement of loans	(29,122)	(2,925)
Less: Write-downs and net loss on sales charged to expense	(3,441)	(188)

Real estate acquired in settlement of loans, end of period	$96,099	$48,602

(dollars in thousands)	For Nine Months Ended
	September 30, 2011	September 30, 2010
Real estate acquired in settlement of loans, beginning of period	$62,058	$35,170
Plus: New real estate acquired in settlement of loans	101,245	25,308
Less: Sales of real estate acquired in settlement of loans	(39,521)	(7,990)
Less: Write-downs and net loss on sales charged to expense	(27,683)	(3,886)

Real estate acquired in settlement of loans, end of period	$96,099	$48,602

At September 30, 2011, 27 assets with a net carrying amount of $29.2 million were under contract for sale and are expected to close in the fourth quarter of 2011. Estimated losses with these sales have been recognized in the Consolidated Statements of Operations in the third quarter of 2011.

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

The following table summarizes traditional deposit composition at the periods indicated.

(dollars in thousands)	September 30,	December 31,
	2011	2010
Noninterest-bearing demand deposits	$157,207	$148,933
Interest-bearing demand deposits	231,468	230,084
Savings deposits	45,795	43,724
Money market deposits	288,344	312,007
Brokered deposits	125,166	140,151
Time deposits less than $100,000	383,494	416,098
Time deposits $100,000 or more	334,162	405,393

Total deposits	$1,565,636	$1,696,390

At September 30, 2011, $181,300 of overdrawn transaction deposit accounts were reclassified to loans, compared with $301,200 at December 31, 2010.

The following table summarizes interest expense on traditional deposit accounts at the periods indicated.

	For the Three Month Period		For the Nine Month Period
(dollars in thousands)	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Interest-bearing demand deposits	$405	$550	$1,322	$1,749
Savings deposits	29	28	86	84
Money market deposits	481	684	1,626	2,441
Time deposits	3,768	5,253	11,780	14,859

Total interest expense on deposits	$4,683	$6,515	$14,814	$19,133

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

On October 21, 2011, subsequent to the recapitalization of the Company, the Bank was designated as “adequately capitalized” for purposes of Prompt Corrective Action. Because the Bank continues to operate under the Order issued by the OCC, the Bank is still subject to the limitations detailed in the paragraph above.

14. Borrowings

The following schedule details the Company’s FHLB borrowings and other indebtedness at the periods indicated.

(dollars in thousands)	September 30,	December 31,
	2011	2010

Retail repurchase agreements	$6,891	$9,628
Federal Home Loan Bank advances	118,864	144,485
Subordinated debt	2,500	7,500
Junior subordinated debt	56,702	56,702

Total borrowings	$184,957	$218,315

Funds are borrowed on an overnight basis through retail repurchase agreements with bank customers and federal funds purchased from other financial institutions. Retail repurchase agreement borrowings are collateralized by securities of the U.S. Treasury and U.S. Government agencies and corporations.

At September 30, 2011, the Bank had no line of credit at the FRBR. The Bank had no other federal funds purchased lines as of September 30, 2011.

At September 30, 2011, the FHLB advances have approximate contractual maturities between five months and seven years. The scheduled maturities of the advances are as follows:

(dollars in thousands)

2012	$30,000
2013	20,122
2014	15,362
2015	3,000
2016	—
2017	—
2018 and thereafter	50,380

Total FHLB advances	$118,864

The Bank had $18.0 million in a line of credit available with the FHLB of Atlanta at September 30, 2011. At September 30, 2011, current outstanding FHLB advances under the line amounted to $118.9 million and were at interest rates ranging from 0.36% to 6.15%. These borrowings were secured by delivered collateral on qualifying mortgage loans and, as required, by other qualifying collateral. At December 31, 2010, FHLB advances amounted to $144.5 million and were at interest rates ranging from 0.27% to 6.15%.

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

On December 30, 2010 and February 28, 2011, the Bank consummated conversion agreements with SunTrust Bank, pursuant to which $12.5 million of the outstanding principal amount of the $15.0 million subordinated term loan from SunTrust to the Bank issued on June 30, 2008 was converted into 12.5 million shares of nonvoting, nonconvertible, nonredeemable cumulative preferred stock, par value $1.00 per share, of the Bank. The Bank amended its articles of association to authorize the preferred stock issued to SunTrust in the conversions. The preferred stock carried an 8.0% dividend rate. The remaining $2.5 million of subordinated debt owed by the Bank to SunTrust was ratified and confirmed but with interest being payable monthly rather than quarterly beginning on March 31, 2011. Immediately prior to the conversion, the Bank paid the interest accrued and unpaid to February 28, 2011 on the subordinated debt.

On August 1, 2011, the Bank entered into an agreement with SunTrust Bank (the “SunTrust Settlement”) to settle the $2.5 million in subordinated debt for cash in an amount equal to 35% of the principal amount of the debt, plus 100% of the accrued but unpaid interest on the debt as of the closing date of the proposed merger with Granite (the “Merger”). The agreement also provided for the Bank’s repurchase of the 12.5 million shares of Bank preferred stock owned by SunTrust Bank for cash in an amount equal to 25% of the aggregate liquidation amount of the preferred stock, plus 100% of the accrued but unpaid dividends thereon as of the closing date of the Merger with Granite. The closing of the transactions contemplated the SunTrust Settlement occurred on October 21, 2011. See Note 21, Capital Raise, Merger Agreement and Related Matters and Note 22, Subsequent Events.

During the second quarter of 2010, FNB United suspended payment of interest on trust preferred securities for liquidity purposes. The associated interest expense on junior subordinated debt has been fully accrued and is included in the Consolidated Statements of Operations. On October 21, 2011 and in connection with the recapitalization of the Company, FNB United deposited with the various trustees for its trust preferred securities sums sufficient to pay the interest accrued and accruing to December 15, 2011 or December 30, 2011, as applicable, on the junior subordinated notes related to those trust preferred securities. Following that date, FNB United expects again to defer payment of interest on the outstanding junior subordinated notes related to its trust preferred securities.

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

In the third quarter of 2011, the Company, excluding discontinued operations, recorded $1.3 million of federal income tax expense to increase its deferred tax valuation allowance established on previously recorded deferred tax assets. The tax expense resulted from adjustment of the deferred tax liability related to the decrease in the Company’s available-for-sale investment portfolio. The Company also recorded a deferred tax valuation allowance on the tax benefit related to the loss recognized during the nine months ended September 30, 2011, due to the uncertainty of future taxable income necessary to fully realize the recorded net deferred tax asset.

Changes in net deferred tax asset were as follows:

(dollars in thousands)	September 30,	December 31,
	2011	2010
Balance at beginning of year	$925	$447
Income tax effect from change in unrealized gains on available-for-sale securities	(326)	2,212
Employee benefit plan	—	(427)
Deferred income tax benefit on continuing operations	40,871	52,083
Deferred income tax benefit on discontinuing operations	213	—
Valuation allowance on deferred tax assets	(41,204)	(53,390)

Balance at end of period	$479	$925

The components of deferred tax assets and liabilities and the tax effect of each are as follows:

(dollars in thousands)	September 30,	December 31,
	2011	2010
Deferred tax assets:
Allowance for loan losses	$18,029	$37,388
Net operating loss	91,060	36,902
Compensation and benefit plans	2,015	2,102
Fair value basis of loans	—	—
Pension and other post-retirement benefits	1,284	1,451
Interest rate swap	—	—
Other real estate owned	8,263	3,815
Net unrealized securities losses	17	343
Other	718	701

Subtotal deferred tax assets	121,386	82,702
Less: Valuation allowance	(116,939)	(75,735)

Total deferred tax assets	4,447	6,967

Deferred tax liabilities:
Core deposit intangible	1,412	1,648
Mortgage servicing rights	—	931
Depreciable basis of premises and equipment	934	1,251
Net deferred loan fees and costs	811	898
Net unrealized securities gains	—	—
SAB 109 valuation	—	265
Other	811	1,049

Total deferred tax liabilities	3,968	6,042

Net deferred tax assets	$479	$925

As of September 30, 2011 and December 31, 2010, net deferred income tax assets totaling $479,300 and $924,700, respectively, are recorded on the Company’s balance sheet. No valuation allowance is recorded for unrealized losses on investment securities because it is not more likely than not that the Company will have to sell these securities at a loss.

16. Postretirement Employee Benefit Plans

The accompanying table details the components of the net periodic costs of the Company’s postretirement benefit plans as recognized in the Company’s Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30,		September 30,
	2011	2010	2011	2010
Pension Plan
Service cost	$—	$45	$—	$136
Interest cost	192	172	534	516
Expected return on plan assets	(168)	(151)	(518)	(447)
Amortization of prior service cost	—	—	—	1
Amortization of net actuarial loss	139	91	309	275

Net periodic pension cost	$163	$157	$325	$481

Supplemental Executive Retirement Plan
Service cost	$—	$30	$—	$130
Interest cost	15	(15)	109	89
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	12	12	36	36
Amortization of net actuarial gain	(27)	(9)	(81)	(27)

Net periodic SERP cost	$—	$18	$64	$228

Other Postretirement Defined Benefit Plans
Service cost	$(10)	$6	$—	$19
Interest cost	(4)	16	56	74
Expected return on plan assets	—	—	—	—
Amortization of prior service cost/(credit)	(1)	(1)	(3)	(3)
Amortization of net actuarial (gain)/loss	(14)	7	—	19

Net periodic postretirement benefit cost	$(29)	$28	$53	$109

The Company contributed $800,000 to its pension plan in 2011. The other postretirement benefit plans are unfunded plans; and consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.

17. Recent Accounting Pronouncements

In July 2010, the FASB issued an update to the accounting standards for disclosures associated with credit quality and the allowance for loan losses. This standard requires additional disclosures related to the allowance for loan loss with the objective of providing financial statement users with greater transparency about an entity’s loan loss reserves and overall credit quality. Additional disclosures include showing on a disaggregated basis the aging of receivables, credit quality indicators, and troubled debt restructurings with their effect on the allowance for loan loss. The disclosures as of the end of a reporting period are effective for interim and annual periods ended on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations; however, it increased the amount of disclosures in the notes to the financial statements.

In April 2011, the FASB issued an update to the accounting standard that clarifies which loan modifications constitute troubled debt restructurings. The standard updated is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. This standard update also addresses the deferral of the disclosures related to troubled debt restructurings as required by the July 2010 accounting standard update on disclosures associated with credit quality and the allowance for loan losses. For public companies, the new guidance is effective for the interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.

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

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in shareholders’ equity. The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively.

ASU 2011-08 was issued in September 2011 to amend the Intangibles and Goodwill topic to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and is not expected to have any impact on the Company’s financial statements.

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

For the three- and nine-month periods ended September 30, 2011, the interest rate swaps designated as a fair value hedge resulted in decreased interest expense of $174,800 and $629,100, respectively, on FHLB advances than would otherwise have been recognized for the liability. The fair value of the swaps at September 30, 2011 was recorded on the Consolidated Balance Sheets as an asset in the amount of $809,900.

During the third quarter of 2011, the Bank terminated a $15.0 million interest swap at a gain of $946,500. This swap was used to hedge a FHLB advance that was terminated concurrently at a loss of $2.0 million. The gain on the swap and loss on the hedged item were netted in noninterest expense in the Consolidated Statements of Operations. The Bank is now under no additional obligations related to either this swap or the terminated FHLB advance.

Net gains recognized on the fair value swaps were $932,700 at September 30, 2011 and $162,500 at September 30, 2010.

Mortgage banking derivatives used in the ordinary course of business consist of mandatory forward sales contracts (forward contracts) and rate lock loan commitments. The fair value of the Company’s derivative instruments is measured primarily by obtaining pricing from broker-dealers recognized to be market participants. These operations discontinued in March 2011.

The table below provides data about the carrying values of derivative instruments:

	As of September 30, 2011			As of December 31, 2010
	Assets	(Liabilities)		Assets	(Liabilities)
(dollars in thousands)	Carrying	Carrying	Derivative Net Carrying	Carrying	Carrying	Derivative Net Carrying
	Value	Value	Value	Value	Value	Value
Derivatives designated as hedging instruments:
Interest rate swap contracts—FHLB advances (1)	$810	$—	$810	$1,415	$—	$1,415

Derivatives not designated as hedging instruments:
Mortgage loan rate lock commitments (2)	$—	$—	$—	$—	$(55)	$(55)
Mortgage loan forward sales and MBS (3)	—	—	—	44	—	44

(1)	Included in “Other assets” on the Company’s Consolidated Balance Sheets.

(2)	Included in “Liabilities from discontinued operations” on the Company’s Consolidated Balance Sheets.

(3)	Included in “Assets from discontinued operations” on the Company’s Consolidated Balance Sheets.

The following tables provide data about the amount of gains and losses related to derivative instruments designated as hedges included in Other income in the Company’s Consolidated Statements of Operations:

	Gain, Net of Tax
	Recognized in Income
(dollars in thousands)	As of	As of
	September 30, 2011	September 30, 2010
Derivatives designated as hedging instruments:
Interest rate swap contracts—FHLB advances	$565	$99

(dollars in thousands)	Gain/(Loss) During Nine Months Ended
	September 30, 2011	September 30, 2010
Derivatives not designated as hedging instruments:
Mortgage loan rate lock commitments (1)	$55	$223
Mortgage loan forward sales and MBS (1)	(44)	(306)

Total	$11	$(83)

19. Fair Values of Assets and Liabilities

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, derivative assets, certain FHLB advances hedged by interest rate swaps designated as fair value hedges, and mortgage servicing rights are recorded at fair value on a recurring basis. Additionally, from time-to-time, the Company may be required to record at fair value other assets and liabilities on a nonrecurring basis, such as loans held for sale, loans held for investment, impaired loans and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets or liabilities.

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

Loans Held for Sale

The majority of loans held for sale are carried at the lower of cost or market value. The sold loans are beyond the reach of the Company in all respects and the purchasing investor has all rights of ownership, including the ability to pledge or exchange the loans. Most of the loans sold are without recourse. Gains or losses on loan sales are recognized at the time of sale, are determined by the difference between net sales proceeds and the carrying value of the loan sold, and are included in Consolidated Statements of Operations.

Since loans held for sale are carried at the lower of cost or market value, the market value of loans held for sale is based on contractual agreements with independent third-party buyers. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as impaired, management determines the fair value of the loan to quantify impairment, should such exist. The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans. At September 30, 2011 and December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 3. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loans as nonrecurring Level 3.

Other Real Estate Owned

OREO is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. Given the lack of observable market prices for identical properties, the Company records the OREO as nonrecurring Level 3.

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

Mortgage Servicing Rights

Mortgage servicing rights are recorded at fair value on a recurring basis, with changes in fair value recorded as a component of mortgage loan sales. A valuation model, which utilizes a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate, is used to determine fair value. Loan servicing rights are adjusted to fair value through a valuation allowance as determined by the model. As such, the Company classifies mortgage servicing rights as Level 3. Pursuant to an agreement dated December 29, 2010, the Bank sold its mortgage servicing rights on mortgages owned by Fannie Mae and transferred the servicing of those mortgages on January 31, 2011.

Federal Home Loan Bank Advances

Three FHLB Advances totaling $30.0 million have been hedged through fair value hedges whereby the change in fair value of the advances is effectively offset by the change in fair value of the interest rate swaps. For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies derivatives instruments held or issued for risk management or customer-initiated activities as Level 2. Fair value of derivatives are primarily estimated by discounting estimated cash flows using interest rates approximating the current market rate for similar terms and credit risk.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities carried at fair value on a recurring basis at September 30, 2011 for continuing operations, including financial instruments that the Company accounts for under the fair value option, are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3

Assets:
Available-for-sale debt securities:
U.S. government sponsored agencies	$4,609	$—	$4,609	$—
States and political subdivisions	2,194	—	2,194	—
Residential mortgage-backed securities-GSE	192,468	—	192,468	—

Total available-for-sale securities	199,271	—	199,271	—

Fair value of interest rate swaps	810	—	810	—

Total assets at fair value from continuing operations	$200,081	$—	$200,081	$—

Liabilities:
FHLB advances—fair value hedge	$484	$—	$484	$—

Total liabilities at fair value from continuing operations	$484	$—	$484	$—

Assets and liabilities carried at fair value on a recurring basis at December 31, 2010 for continuing operations, including financial instruments that the Company accounts for under the fair value option, are summarized in the following table:

	$0000000	$0000000	$0000000	$0000000
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities:
U.S. Treasury and government agencies	$21	$—	$21	$—
U.S. government sponsored agencies	23,516	—	23,516	—
States and political subdivisions	24,458	—	24,458	—
Residential mortgage-backed securities-GSE	257,336	—	257,336	—

Total available-for-sale securities	305,331	—	305,331	—

Mortgage servicing rights	2,359	—	—	2,359
Fair value of interest rate swaps	1,415	—	1,415	—

Total assets at fair value from continuing operations	$309,105	$—	$306,746	$2,359

Liabilities:
FHLB advances—fair value hedge	$1,076	$—	$1,076	$—

Total liabilities at fair value from continuing operations	$1,076	$—	$1,076	$—

Assets and liabilities carried at fair value on a recurring basis at December 31, 2010 for discontinued operations, including financial instruments which the Company accounts for under the fair value option, are summarized in the following table:

	$0000000	$0000000	$0000000	$0000000
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$16,119	$—	$16,119	$—
Derivative assets—Dover	44	—	44	—

Total assets at fair value from discontinued operations	$16,163	$—	$16,163	$—

Liabilities:
Derivative liabilities—Dover	$55	$—	$55	$—

Total liabilities at fair value from discontinued operations	$55	$—	$55	$—

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods indicated.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Mortgage Servicing Rights
(dollars in thousands)	For Three Months Ended
	September 30, 2011	September 30, 2010
Beginning balance at July 1, 2011	$—	$4,751
Total gains or losses (realized/unrealized):
Included in earnings	—	(199)
Purchases, issuances and settlements	—	377
Servicing rights sold	—	—

Ending balance	$—	$4,929

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Mortgage Servicing Rights
(dollars in thousands)	For Nine Months Ended
	September 30, 2011	September 30, 2010
Beginning balance at January 1, 2011	$2,359	$4,857
Total gains or losses (realized/unrealized):
Included in earnings	(117)	(888)
Purchases, issuances and settlements	—	960
Servicing rights sold	(2,242)	—

Ending balance	$—	$4,929

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Assets measured at fair value on a nonrecurring basis are included in the following table at September 30, 2011 for continuing operations:

	$000.000	$000.000	$000.000	$000.000
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans held for sale	$25,661	$—	$25,661	$—
Impaired loans	50,887	—	—	50,887
Other real estate owned	43,839	—	—	43,839

Total assets at fair value from continuing operations	$120,387	$—	$25,661	$94,726

Assets measured at fair value on a nonrecurring basis are included in the following table at December 31, 2010 for continuing operations:

	$000.000	$000.000	$000.000	$000.000
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans	$137,152	$—	$—	$137,152
Other real estate owned	19,173	—	—	19,173

Total assets at fair value from continuing operations	$156,325	$—	$—	$156,325

Assets measured at fair value on a nonrecurring basis are included in the following table at September 30, 2011 for discontinued operations:

	$000.000	$000.000	$000.000	$000.000
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans held for sale	$233	$—	$233	$—
Other real estate owned	—	—	—	—

Total assets at fair value from discontinued operations	$233	$—	$233	$—

Assets measured at fair value on a nonrecurring basis are included in the following table at December 31, 2010 for discontinued operations:

	$000.000.00	$000.000.00	$000.000.00	$000.000.00
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Other real estate owned	$168	$—	$—	$168

Total assets at fair value from discontinued operations	$168	$—	$—	$168

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

Subordinated debt. The fair value of the Company’s fixed rate subordinated debt is based upon the terms of the SunTrust Settlement. On October 21, 2011, the Bank completed the SunTrust Settlement, settling the $2.5 million of its subordinated debt held by SunTrust Bank for $875,000 in cash.

Junior subordinated debentures. Included in junior subordinated debentures are variable rate trust preferred securities issued by the Company. Fair values for the trust preferred securities were estimated by developing cash flow estimates for each of these debt instruments based on scheduled principal and interest payments and current interest rates. Once the cash flows were determined, a market rate for comparable subordinated debt was used to discount the cash flows to the present value. The estimated fair value (discount)/premium totaled $(18.5) million. The estimated fair value for the Company’s junior subordinated debentures is significantly lower than carrying value since credit spreads (i.e., spread to LIBOR) on similar trust preferred issues are currently much wider than when these securities were originally issued.

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

The estimated fair values of financial instruments for continuing operations are as follows:

(dollars in thousands)	As of September 30, 2011		As of December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial Assets of Continuing Operations
Cash and cash equivalents	$364,011	$364,011	$160,594	$160,594
Investment securities: Available-for-sale	199,271	199,271	305,331	305,331
Loans held for sale	25,661	25,661	—	—
Loans, net	846,767	839,005	1,210,288	1,160,163
Accrued interest receivable	3,232	3,232	5,747	5,747
Bank-owned life insurance	32,785	32,785	31,968	31,968
Interest rate swaps	810	810	1,415	1,415

Financial Liabilities of Continuing Operations
Deposits	$1,565,636	$1,544,349	$1,696,390	$1,682,704
Retail repurchase agreements	6,891	6,891	9,628	9,628
Federal Home Loan Bank advances	118,864	124,155	144,485	150,466
Subordinated debt	2,500	875	7,500	7,500
Junior subordinated debentures	56,702	36,518	56,702	41,681
Accrued interest payable	2,952	2,952	2,592	2,592

The estimated fair values of financial instruments for discontinued operations are as follows:

(dollars in thousands)	As of September 30, 2011		As of December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets of Discontinued Operations	$233	$233	$37,228	$37,228
Financial Liabilities of Discontinued Operations	—	—	11	11

20. Common Dividends

FNB United is a legal entity separate and distinct from the Bank and depends on the payment of dividends from the Bank to make dividend payments to its shareholders. FNB United and the Bank are subject to regulatory policies and requirements relating to the payment of dividends. As a result of the written agreement between FNB United and FRBR, FNB United may not declare or pay any dividends on its common stock, or take any dividends from the Bank, without the prior written approval from the regulators. FNB United has not declared any dividends with respect to its common stock in 2011.

Under federal law, the Bank must obtain the prior approval of the OCC to pay dividends if the total of all dividends declared by the Bank in any calendar year will exceed the sum of its net income for that year and its retained net income for the preceding two calendar years, less any transfers required by the OCC or to be made to retire any preferred stock. Federal law also prohibits the Bank from paying dividends that in the aggregate would be greater than its undivided profits after deducting statutory bad debts in excess of its loan loss allowance. The Order further prohibits the Bank from paying any dividends without the prior written determination of supervisory non-objection of the OCC.

21. Capital Raise, Merger Agreement and Related Matters

Merger Agreement with the Bank of Granite and Recapitalization Investment and Subscription Agreements

On April 26, 2011, FNB United and Granite entered into the Merger Agreement, pursuant to which a wholly owned subsidiary of FNB United would, subject to the terms and conditions of the Merger Agreement, merge with and into Granite in the Merger, with Granite surviving as a subsidiary of FNB United. Upon consummation of the Merger, each outstanding share of Granite’s common stock, par value $1.00 per share, other than shares held by the Company, Granite or any of their respective wholly owned subsidiaries and other than shares owned in a fiduciary capacity or as a result of debts previously contracted, would be converted into the right to receive 3.375 shares of FNB United common stock.

Also on April 26, 2011 and in connection with the Merger Agreement, FNB United entered into separate Investment Agreements with Carlyle and Oak Hill Capital (together, the “Anchor Investors”) to sell to the Anchor Investors FNB United common stock, subject to the terms of the Investment Agreements. The proposed investments were part of an aggregate $310 million capital raise by the Company, which closed on October 21, 2011. Subject to the terms and conditions of the Investment Agreements, each of the Anchor Investors agreed to purchase approximately $77.5 million of FNB United common stock at a price of $0.16 per share.

On June 16, 2011, FNB United entered into binding subscription agreements with accredited investors pursuant to which those investors agreed to purchase common stock of FNB United, at a purchase price of $0.16 per share, for an aggregate of approximately $75 million as part of the $310 million capital raise.

On August 4, 2011, FNB United entered into binding subscription agreements with additional accredited investors and amendments to the Investment Agreements and certain of the subscription agreements executed on June 16, 2011 to secure and finalize allocations of the entire proposed $310 million capital raise. As a result of these amendments and new subscription agreements, each Anchor Investor invested approximately $79 million and the other investors invested the remaining approximately $152 million. Following completion of the investments, each Anchor Investor owns approximately 23% of the voting equity of FNB United after giving effect to the Merger, the investments by the Anchor Investors and the other investors, and the other transactions contemplated to be implemented in connection with such transactions. Each of the other investors own less than 4.99% of the voting equity of FNB United.

Closing of the Merger and the transactions contemplated by the Investment Agreements and subscription agreements occurred on October 21, 2011. See Note 22, Subsequent Events.

SunTrust Settlement

On August 1, 2011, the Bank and SunTrust Bank entered into the SunTrust Settlement to settle the $2.5 million in subordinated debt of the Bank held by SunTrust Bank for cash in amount equal to 35% of the principal amount of the debt, plus 100% of the accrued but unpaid interest on the debt as of the closing date of the Merger. The agreement also provides for the Bank’s repurchase of the 12.5 million shares of Bank preferred stock owned by SunTrust Bank for cash in an amount equal to 25% of the aggregate liquidation amount of the preferred stock, plus 100% of the accrued but unpaid dividends thereon as of the closing date of the Merger. The SunTrust Settlement was completed on October 21, 2011. See Note 22, Subsequent Events.

TARP Exchange

On August 12, 2011, FNB United entered into an exchange agreement (the “Exchange Agreement”) with the United States Department of the Treasury (the “Treasury”), pursuant to which the Treasury agreed, subject to the terms and conditions in the Exchange Agreement, to exchange 51,500 shares of FNB United’s preferred stock designated as Fixed Rate Cumulative Preferred Stock, Series A, having a liquidation amount of $1,000 per share, held by the Treasury, for that number of shares of common stock of FNB United having a value (valued at $0.16 per share) equal to the sum of 25% of the aggregate liquidation value of the preferred stock plus 100% of the amount of accrued and unpaid dividends on the preferred stock as of the closing date of FNB United’s proposed Merger with Granite (the “TARP Exchange”).

As part of the terms of the Exchange Agreement, FNB United also agreed to amend and restate the terms of the warrant dated February 13, 2009 that entitles the Treasury to purchase shares of common stock of FNB United. The form of amended and restated warrant (the “Amended Warrant”), issued concurrently with the TARP Exchange, entitled the Treasury to purchase 22,072 shares of common stock of FNB United, extended the term of the warrant and adjusted the exercise price to $16.00 per share, reflecting the terms of the Reverse Stock Split.

Entry into the Exchange Agreement was a condition to closing of the transactions contemplated by the separate Investment Agreements FNB United entered into with the Anchor Investors and subscription agreements FNB United entered into with various additional investors, all described above. The transactions contemplated by the Exchange Agreement closed simultaneously with the transactions contemplated by the Investment Agreements and subscription agreements on October 21, 2011. See Note 22, Subsequent Events.

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

To facilitate the signing of the Investment Agreements, following discussions with representatives of the U.S. Attorney and the DOJ, the Bank, the U.S. Attorney and the DOJ agreed to enter into a deferred prosecution agreement (“DPA”) to settle any potential claims. The DPA was signed on April 26, 2011 and it became effective on October 21, 2011 by approval of the U.S. District Court for the Western District of North Carolina (the “District Court”). Under the terms of the DPA, the DPA will be in effect for 24 months from its effective date and will require the Bank to (1) implement the Office of the Comptroller of the Currency’s recommendations relating to the Bank’s BSA/AML compliance program, (2) pay on the Closing Date $400,000 to the District Court for distribution to the victims of the fraud perpetrated by the customer, (3) submit to the U.S. Attorney and the DOJ periodic certifications of the Bank’s BSA/AML compliance, and (4) strengthen the Bank’s BSA/AML compliance program in order to support a finding within six months after the termination date of the DPA that no material deficiencies exist with respect to the Bank’s BSA/AML program. It is not expected that there will be any other actions required by the Bank with respect to this matter other than those contained in the DPA or that compliance with the DPA will have a material adverse effect on the Company’s operations. In return for the Bank’s compliance with these undertakings, the DPA obligates the U.S. Attorney and the DOJ to, within 30 days after its expiration (extendable for up to 60 additional days at DOJ’s discretion), request dismissal of the criminal charges filed against the Bank in connection with the execution of the DPA.

Tax Benefit Preservation Plan

On April 8, 2011, the Board of Directors of FNB United declared a dividend of one preferred share purchase right (a “Right”) in respect of each share of common stock of FNB United outstanding at the close of business on April 25, 2011 (the “Record Date”), and to become outstanding between the Record Date and the earliest of the Distribution Date, the Redemption Date and the Final Expiration Date. The Rights were issued pursuant to a Tax Benefits Preservation Plan, dated as of April 15, 2011 (the “Plan”), between FNB United and Registrar and Transfer Company, as Rights Agent. Each Right represents the right to purchase, upon the terms and subject to the conditions in the Plan, 1/10,000th of a share of Junior Participating Preferred Stock, Series B, par value $10.00 per share, for $0.64, subject to adjustment. Capitalized terms as used in this paragraph have the meanings as defined in the Plan.

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

The Plan is designed to reduce the likelihood that the Company will experience an ownership change by discouraging any person from becoming a beneficial owner of 4.99% or more of the then outstanding common shares. There is no guarantee, however, that the Plan will prevent the Company from experiencing an ownership change.

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

22. Subsequent Events

Recapitalization and Merger

On October 4, 2011, FNB United received the necessary approvals from the FRBR, to acquire Granite through the Merger, to undertake the TARP Exchange with the U.S. Department of the Treasury, and to pay deferred dividends on certain of its trust preferred securities. The individuals proposed to serve as directors and officers of the Company upon closing of the Merger and proposed $310 million capital raise received nonobjection from the

FRBR, as required to assume their positions at the Company. The Bank also received the necessary approvals from the OCC on October 7, 2011 to complete the contemplated transactions. Each of the foregoing approvals was required to consummate the recapitalization and the Merger.

On October 19, 2011, the shareholders of FNB United approved the proposals necessary for FNB United to complete the Merger with Granite and the $310 million recapitalization plan described in Note 21, Capital Raise, Merger Agreement and Related Matters. FNB United filed articles of amendment to its articles of incorporation on October 19, 2011 to increase the number of authorized shares of FNB United capital stock from 150,200,000 to 2,510,000,000, consisting of 2,500,000,000 shares of common stock (an increase from 150,000,000 shares) and 10,000,000 shares of preferred stock (an increase from 200,000 shares). The amendment also removed the par value of FNB United’s common stock.

On October 21, 2011, FNB United completed the Merger, issued and sold $310 million of its common stock to various accredited investors at $0.16 per share, exchanged its Fixed Rate Cumulative Preferred Stock, Series A issued to the United States Department of the Treasury for 108,555,303 shares of its common stock in the TARP Exchange, and amended and restated the warrant issued to the Treasury in connection with FNB United’s participation in the Capital Purchase Program of TARP. In addition, on October 21, 2011, the Bank completed the SunTrust Settlement and made the $400,000 payment to the District Court under the terms of the DPA. For further information regarding the Merger and the terms of the transactions comprising the recapitalization of FNB United, see Note 21, Capital Raise, Merger Agreement and Related Matters.

On October 21, 2011 and in connection with the recapitalization of the Company, FNB United deposited with the various trustees for its trust preferred securities sums sufficient to pay the interest accrued and accruing to December 30, 2011 on the junior subordinated notes related to those trust preferred securities. Following that date, FNB United expects again to defer payment of interest on the outstanding junior subordinated notes related to its trust preferred securities.

Reverse Stock Split

FNB United filed articles of amendment to its articles of incorporation on October 31, 2011 to effect the Reverse Stock Split. The amendment became effective following the close of trading on October 31, 2011. With the filing of this quarterly report on Form 10-Q, share and per share amounts have been retrospectively adjusted for the Reverse Stock Split. A purpose of the Reverse Stock Split is to increase the per share trading price of FNB United’s common stock to satisfy the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market. As a result of the Reverse Stock Split, every 100 shares of FNB United’s common stock issued and outstanding prior to the opening of trading on November 1, 2011 will be consolidated into one issued and outstanding share. No fractional shares will be issued as a result of the Reverse Stock Split. Instead, any fractional share resulting from the Reverse Stock Split will be rounded up to the next largest whole share.

23. Change in Directors and Executive Officers

On October 21, 2011 and following the consummation of the Merger and recapitalization of FNB United through the issuance and sale of $310 million of its common stock, the following nine members of boards of directors of FNB United and the Bank resigned as directors: Larry E. Brooks, James M. Campbell, Jr., R. Larry Campbell, Darrell L. Frye, Hal F. Huffman, Jr., Thomas A. Jordan, Lynn S. Lloyd, Eugene B. McLaurin, II, and Carl G. Yale. The following individuals were appointed to fill the resulting vacancies: Austin A. Adams (Chairman), John J. Bresnan, Scott B. Kauffman, Jerry R. Licari, J. Chandler Martin, Robert L. Reid, Louis A. “Jerry” Schmitt, Brian E. Simpson and Boyd C. Wilson, Jr.

Also on October 21, 2011 and effective upon the consummation of the Merger, R. Larry Campbell, president and chief executive officer of FNB United and the Bank, Mark A. Severson, executive vice president and treasurer of FNB United and executive vice president and chief financial officer of the Bank, and R. Mark Hensley, executive vice president and chief banking officer of the Bank, resigned from their respective offices. The following individuals were thereupon elected as officers of the Company: Brian E. Simpson, chief executive officer; Robert L. Reid, president; David L. Nielsen, chief financial officer; David C. Lavoie, chief risk officer; Gregory P. Murphy, chief workout officer; and Angus M. McBryde, III, treasurer. The Company entered into employment agreements with each of Messrs. Simpson, Reid and Nielsen.

24. Business Combination

On October 21, 2011, FNB United the Merger. The Merger was part of the Company’s recapitalization strategy, a condition to the closing of the Investment Agreements, and was a 100% stock exchange transaction. The shareholders of Granite are entitled to receive 3.375 shares of FNB United common stock for each share of Granite stock that they owned on the closing date of the Merger. The aggregate Merger consideration totals approximately 521,595 shares (adjusted for the Reverse Stock Split).

The Merger will be accounted for as a business combination under the acquisition method of accounting and the Company is the deemed accounting acquirer and Granite is the deemed accounting acquiree. The determination of the value of the equity consideration representing the purchase price is dependent upon certain valuation studies that are not yet final. The allocation of the purchase price is also dependent upon certain valuation and other studies that are not yet final. The final allocation will be determined subsequent to the Merger and is subject to further adjustments as additional information becomes available and as final analyses are performed. Until the valuation work is complete, it is impractical to include disclosures related to the fair value of the assets acquired, such as loans, other real estate, investment securities, fixed assets, and deposits. The valuation analysis is being done by an independent third party accounting firm and will be used by management to determine the required purchase accounting adjustments. The valuation analysis is expected to be completed in the fourth quarter of 2011.

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

Management’s Plans and Intentions

The Company incurred significant net losses in 2009, which continued in 2010 and 2011, primarily from the higher provisions for loan losses due to the significant level of nonperforming assets, write-downs and losses on other real estate owned due to declining real estate values and the write-off of goodwill. The Bank consented and agreed to the issuance of the Order by the OCC in July 2010 and FNB United entered into a written agreement with the FRBR in October 2010. The Company’s independent registered public accounting firm issued a report with respect to the Company’s audited financial statements for each of the fiscal years ended December 31, 2010 and 2009, which contained an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern. The following strategies have been or are being implemented in addition to the recapitalization transactions described below:

Deferring Preferred Stock and Trust Preferred Securities Payments – FNB United began deferring the payment of cash dividends on its outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A, beginning in the second quarter 2010, as well as the payment of interest on the outstanding junior subordinated notes related to its trust preferred securities to enhance the Company’s liquidity. The dividends on preferred stock are shown as an increase to net loss to derive net loss to common shareholders in the Consolidated Statements of Operations.

On October 21, 2011 and in connection with the recapitalization of the Company, FNB United deposited with the various trustees for its trust preferred securities sums sufficient to pay the interest accrued and accruing to December 15, 2011 or December 30, 2011, as applicable, on the junior subordinated notes related to those trust preferred securities. Following that date, FNB United expects again to defer payment of interest on the outstanding junior subordinated notes related to its trust preferred securities.

Balance Sheet Reductions – Management is implementing strategies to improve capital ratios through the reduction of assets and off-balance sheet commitments. At September 30, 2011, risk-weighted assets have been reduced by $381.3 million since December 31, 2010. Reductions occurred primarily in reductions in the commercial real estate and real estate construction portfolios. On December 30, 2010, the Company sold $32.9 million of mortgage loans held for investment and recognized a net gain of $383,000, including transaction costs. Management expects future reductions in risk-weighted assets to be moderate and occur primarily in the loan portfolio. To offset the majority of asset reductions, liabilities declined primarily through reductions in deposits by $130.8 million. Future liability reductions are expected to occur primarily in deposits, largely public unit deposits, high-rate NOW accounts and brokered certificates of deposits, and Federal Home Loan Bank (“FHLB”) advances.

Stimulus Loan Program – The Company implemented in 2009 a stimulus loan program to facilitate the sale of residential real estate held as collateral for some of the Company’s nonperforming and performing loans and certain Company-owned properties. The purpose of the program was to reduce the Company’s credit concentrations and nonperforming assets by providing attractive terms that both filled the mortgage lending void created by the ongoing recession and incented potential buyers to purchase real estate. The Company offered a reduced interest rate to qualified new borrowers to encourage them to purchase properties in this program. New borrowers qualified according to the Company’s normal consumer and mortgage underwriting standards. The Company recorded these loans at fair value at time of issue. Existing unimpaired development loans that become part of the program are considered impaired upon inclusion in the stimulus loan program. The Company currently has $30.5 million in loans under the stimulus loan program, of which $15.2 million required a fair value adjustment of $88,200 as of September 30, 2011. The fair value adjustment is recorded as a reduction of the outstanding loan balance on the balance sheet and accreted into interest income over the contractual life of the loan. The Company discontinued the stimulus loan program and booked the last stimulus loan during the first quarter of 2011. The Company will continue to report stimulus loan information, as indicated above, through the filing of the annual report on Form 10-K for the year ending December 31, 2011.

Additional Capital – On April 26, 2011, FNB United entered into Investment Agreements with Carlyle and Oak Hill Capital to recapitalize the Company, as well as a merger agreement (the “Merger Agreement”) with Bank of Granite Corporation (“Granite”). On June 16 and August 4, 2011, the Company entered into subscription agreements with various accredited investors pursuant to which those investors agreed to purchase shares of the Company’s common stock in the recapitalization. Those subscription agreements, together with the Investment Agreements with Carlyle and Oak Hill Capital, account for $310 million in new capital for the Company. The closings of the transactions contemplated by the Investment Agreements, subscription agreements and Merger Agreement occurred on October 21, 2011. Details of the Investment Agreements, the subscription agreements and the Merger Agreement can be found in Note 21, Capital Raise, Merger Agreement and Related Matters and Note 22, Subsequent Events to the Company’s consolidated financial statements set forth in Item 1 above.

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

Both FNB United and the Bank actively manage liquidity. FNB United has suspended its dividend to shareholders, and would not be able to pay any dividends until such time as the Bank returns to profitability and either receives or is not required to receive regulatory approval for the payment of dividends. FNB United does not expect to pay dividends to shareholders for the foreseeable future. FNB United began deferring the payment of cash dividends on its outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A, beginning in the second quarter 2010, as well as the payment of interest on the outstanding junior subordinated notes related to its trust preferred securities to enhance the Company’s liquidity. The dividends on preferred stock are shown as an increase to net loss to derive net loss to common shareholders in the Consolidated Statements of Operations. In connection with its recapitalization, FNB United exchanged shares of common stock for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, on October 21, 2011. Also in connection with its recapitalization, FNB United deposited with the various trustees for the trust preferred securities sums sufficient to pay the interest accrued and accruing to December 15, 2011 or December 30, 2011 on the securities. Following that date, FNB United expects again to defer payment of interest on the outstanding junior subordinated notes related to its trust preferred securities.

Based on current and expected liquidity needs and sources, management expects the Bank to be able to meet its obligations at least through December 31, 2011. Cash and cash equivalents at the Bank at September 30, 2011 were approximately $364.0 million. Liquidity at the Bank is largely dependent upon deposits, which fund 96% of the Bank’s assets. The Bank’s deposits decreased from December 31, 2010 to September 30, 2011 by $130.8 million. The Bank’s loan portfolio does not have features that could rapidly draw additional funds, which would cause an elevated need for additional liquidity at the Bank.

Access to brokered deposits as a contingency funding source for the Bank has been eliminated since the Bank is not designated as “well-capitalized” and is subject to the Order.

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

Capital

The Bank is subject to increased minimum capital requirements from the OCC. On October 21, 2011, FNB United completed its recapitalization plan, issuing and selling $310 million of its common stock, at $0.16 per share, pursuant to Investment Agreements with Carlyle and Oak Hill Capital and subscription agreements with various accredited investors, acquiring Granite, and exchanging its Series A preferred stock held by the Treasury for shares of its common stock.

On December 30, 2010 and February 28, 2011, the Bank consummated conversion agreements with SunTrust Bank, pursuant to which $12.5 million of the outstanding principal amount of the $15.0 million subordinated term loan from SunTrust to the Bank issued on June 30, 2008 was converted into 12.5 million shares of nonvoting, nonconvertible, nonredeemable cumulative preferred stock, par value $1.00 per share, of the Bank. The Bank amended its articles of association to authorize the preferred stock issued to SunTrust in the conversions. The preferred stock carried an 8.0% dividend rate. The remaining $2.5 million of subordinated debt owed by the Bank to SunTrust was ratified and confirmed but with interest being payable monthly rather than quarterly beginning on March 31, 2011. Immediately prior to the conversion, the Bank paid the interest accrued and unpaid to February 28, 2011 on the subordinated debt.

On August 1, 2011, the Bank entered into an agreement with SunTrust Bank (the “SunTrust Settlement”) to settle the $2.5 million in subordinated debt for cash in an amount equal to 35% of the principal amount of the debt, plus 100% of the accrued but unpaid interest on the debt as of the closing date of the Merger with Granite. The agreement also provided for the Bank’s repurchase of the 12.5 million shares of Bank preferred stock owned by SunTrust Bank for cash in an amount equal to 25% of the aggregate liquidation amount of the preferred stock, plus 100% of the accrued but unpaid dividends thereon as of the closing date of the Merger. The closing of the SunTrust Settlement occurred on October 21, 2011.

The Company also is controlling asset growth, which should help reduce its risk profile and improve capital ratios through reductions in the amount of outstanding loans, particularly loans with higher risk weights, and a corresponding reduction of liabilities.

As a result of the Order with the OCC, the Board of Directors of the Bank has formed a compliance committee of some of its members to oversee management’s response to all sections of the Order. The committee is monitoring compliance with the Order, including adherence to deadlines for submission to the OCC of the information required under the Order.

The Company has engaged legal counsel, regulatory experts and various consultants to assist it with compliance with the Order. They have been advising the Company on additional action plans and strategies to reduce the level of nonperforming assets and to increase capital. These advisors work directly with the Board of Directors and the Company’s management to assure that all opportunities for improvement are considered.

Credit Quality

The Company has taken proactive steps to resolve its nonperforming loans, including negotiating repayment restructuring plans, forbearances, loan modifications and loan extensions with borrowers when appropriate. The Bank also has a separate special assets department to monitor and attempt to reduce exposure to further deterioration in asset quality, to manage OREO properties, and to liquidate property in the most cost-effective manner. The Company is applying more conservative underwriting practices to new loans, including, among other things, increasing the amount of required collateral or equity requirements, reducing loan-to-value ratios, and increasing interest rates.

To improve its results of operations, the Company’s primary focus is to reduce significantly the amount of its nonperforming assets. Nonperforming assets decrease profitability because they reduce the balance of earning assets, may require additional loan loss provisions or write-downs, and require significant devotion of staff time and financial resources to resolve. The level of nonperforming assets (loans not accruing interest, restructured loans, loans past due 90 days or more and still accruing interest, and other real estate owned) decreased to $241.6 million as of September 30, 2011, as compared to $392.3 million as of December 31, 2010. The Company believes that the elevated levels of nonperforming assets occurred largely as a result of the severe housing downturn and deterioration in the residential real estate market, as many of the Company’s commercial loans are for residential real estate projects.

The Company has moved aggressively to address the credit quality issues by attentively managing its reserves for losses and directing the efforts of a team of experienced workout specialists solely to manage the resolution of nonperforming assets. This group allows the remainder of the Company’s credit administration and banking personnel to focus on managing the performing loan portfolio, while enhancing objectivity in problem loan resolution by removing from that process the originating or managing lender.

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

The Company is focused on its collection of core deposits. Core deposit balances, generated from customers throughout the Company’s branch network, are generally a stable source of funds similar to long-term funding, but core deposits such as checking and savings accounts are typically less costly than alternative fixed-rate funding. The Company believes that this cost advantage makes core deposits a superior funding source, in addition to providing cross-selling opportunities and fee income possibilities. To the extent the Company grows its core deposits, the cost of funds should decrease, thereby increasing the Company’s net interest margin.

Conclusion

Management projections for 2011 reflect continued stress on the Company’s loan portfolio followed by earnings improvement in 2012 primarily as a result of reductions in nonperforming assets and a reduction in 30-89 days past due loans. In the current interest rate environment, earnings of the Company will at most be only moderately affected by further declines in interest rates. Any increase in interest rates is expected to have a positive impact on the earnings of the Company, with the extent of that impact dependent on the amount of increase. Management’s current projections and forecasts for 2011 and 2012 include an increase in interest rates consistent with the forward yield curve.

While the Company believes that it is taking appropriate steps to respond to these economic risks and regulatory actions, adequate capital is essential for continuation as a going concern. Accordingly, the Company has taken steps that raise capital to levels consistent with the Order with the OCC. There can be no assurances, even though the recapitalization has been completed, that the Company will return to profitability in the near term or at all. The Company’s ability to decrease its levels of nonperforming assets is also subject to market conditions as some of its borrowers rely on an active real estate market as a source of repayment, and the sale of real estate in this market is difficult. If the real estate market does not improve, the Company’s level of nonperforming assets may increase.

The Company’s total assets at September 30, 2011, including discontinued operations, were $1.6 billion, a decrease of 14%, or $258.5 million, from year-end 2010. The decrease in assets is largely due to selective reduction of high risk-weighted assets and funding sources as part of management’s plan to improve regulatory capital ratios in connection with the Order with the OCC. Investments decreased $106.1 million, or 35%. Gross loans held for investment totaled $890.9 million at September 30, 2011, representing a decrease of $413.1 million, or 32%, from the prior year end.

Management is implementing strategies to improve capital ratios through the reduction of assets and off-balance sheet commitments. At September 30, 2011, risk-weighted assets have been reduced by $381.3 million since December 31, 2010. Reductions occurred primarily in the commercial real estate and real estate construction portfolios. On December 30, 2010, the Company sold $32.9 million of mortgage loans held for investment and recognized a net gain of $383,000, including transaction costs. Management expects future reductions in risk-weighted assets to be moderate and occur primarily in the loan portfolio. To offset the majority of asset reductions, liabilities declined primarily through reductions in deposits by $130.8 million. Future liability reductions are expected to occur primarily in deposits, largely public unit deposits, high-rate NOW accounts and brokered certificates of deposits, and Federal Home Loan Bank (“FHLB”) advances.

Total deposits decreased $130.8 million, to $1.6 billion in 2011, representing an 8% reduction. Borrowings decreased $33.4 million, or 15%, during 2011, compared to December 31, 2010. Total shareholders’ equity decreased $101.1 million from the December 31, 2010 level, primarily from the Company’s net loss to common shareholders of $(109.8) million, including discontinued operations.

Excluding discontinued operations, the Company experienced a net loss to common shareholders of $(104.1) million in the first nine months of 2011 compared to net loss to common shareholders of $(85.7) million for the same period in 2010. Contributing factors included a $60.9 million provision for loan losses and $31.5 million of OREO-related expense in 2011.

Noninterest income, excluding discontinued operations, was $16.9 million, up $2.1 million, for the first nine months ended September 30, 2011 compared to $14.8 million for the same period in 2010. There was an increase in net securities gains of $5.5 million. This increase was partially offset by a $1.7 million decline in mortgage loan income, which is attributable to a drop in loan production volume throughout 2011 as well as a decline of $1.4 million in service charges on deposit accounts due to reduced economic activity as well as the new “Opt-In” Regulation E changes that became effective for new and existing deposit customers this past year.

Noninterest expense, excluding discontinued operations, for year-to-date 2011 was $82.3 million, compared to $48.6 million for the same period in 2010. This 69% increase, or $33.7 million, in noninterest expense is primarily attributed to an increase of $25.0 million in OREO-related expenses, an increase of 67%, or $2.0 million, in FDIC insurance, an increase in professional fees of $1.5 million, an increase in loan collection expense of $3.2 million and one-time merger-related expenses that occurred in 2011 of $2.2 million.

Regulatory Actions

Consent Order

Due to the Bank’s condition, on July 22, 2010, pursuant to a Stipulation and Consent to the Issuance of a Consent Order (“Order”), the Bank consented and agreed to the issuance of the Order by the OCC. In the Order, the Bank and the OCC agreed as to areas of the Bank’s operations that warrant improvement and a plan for making those improvements. The Order includes a capital directive, which requires the Bank to achieve and maintain minimum regulatory capital levels in excess of the statutory minimums to be well-capitalized, and a directive to develop a liquidity risk management and contingency funding plan, in connection with which the Bank could be subject to limitations on the maximum interest rates it can pay on deposit accounts. The Order also contains restrictions on future extensions of credit and requires the development of various programs and procedures to improve the Bank’s asset quality as well as routine reporting on the Bank’s progress toward compliance with the Order to the Board of Directors and the OCC. Specifically, the Order imposed the following requirements on the Bank:

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

The Bank submitted all required materials and plans requested to the OCC within the given time periods. The Bank submitted written strategic and capital plans to the OCC covering the requisite three-year period, and the Bank submitted a revised plan in light of the recapitalization efforts discussed in Note 21, Capital Raise, Merger Agreement and Related Matters and Note 22, Subsequent Events to the Company’s consolidated financial statements set forth in Item 1 above. FNB United and the Bank received the necessary approvals to complete the contemplated recapitalization and Merger, and the transactions closed on October 21, 2011.

Written Agreement

On October 21, 2010, FNB United entered into a written agreement with the FRBR. Pursuant to the agreement, FNB United’s Board of Directors is to take appropriate steps to utilize fully FNB United’s financial and managerial resources to serve as a source of strength to the Bank, including causing the Bank to comply with the Order it entered into with the OCC on July 22, 2010.

In the agreement, FNB United agreed that it would not declare or pay any dividends without prior written approval of the FRBR and the Federal Reserve. It further agreed that it would not take dividends or any other form of payment representing a reduction in capital from the Bank without the FRBR’s prior written approval. The agreement also provides that neither FNB United nor any of its nonbank subsidiaries will make any distributions of interest, principal or other amounts on subordinated debentures or trust preferred securities without the prior written approval of the FRBR and the Federal Reserve.

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

Financial highlights are presented in the accompanying table.

Selected Financial Data

(dollars in thousands, except per share data)	For the Three Months Ended September 30,			For the Nine Months Ended September 30,

	2011	2010		2011	2010
Income Statement Data
Interest income	$13,355	$19,304		$44,015	$64,401
Interest expense	5,616	7,818		17,876	23,618

Net interest income	7,739	11,486		26,139	40,783
Provision for loan losses	7,181	55,700		60,944	92,426

Net interest income/(loss) after provision for loan losses	558	(44,214)		(34,805)	(51,643)
Noninterest income	10,080	4,863		16,946	14,816
Noninterest expense	23,200	15,876		82,278	48,620

Loss before income taxes	(12,562)	(55,227)		(100,137)	(85,447)
Income tax expense/(benefit)	1,328	(196)		752	(2,232)

Loss from continuing operations	(13,890)	(55,031)		(100,889)	(83,215)
(Loss)/income from discontinued operations, net of taxes	(40)	185		(5,722)	(133)

Net loss	(13,930)	(54,846)		(106,611)	(83,348)
Cumulative undeclared dividends on preferred stock	(1,093)	(825)		(3,197)	(2,466)

Net loss to common shareholders	$(15,023)	$(55,671)		$(109,808)	$(85,814)

Period End Balances
Assets	$1,643,894	$2,010,240		$1,643,894	$2,010,240
Loans held for sale (1)	25,661	6,593		25,661	6,593
Loans held for investment (1) (2)	890,888	1,411,280		890,888	1,411,280
Allowance for loan losses (1)	44,121	65,500		44,121	65,500
Deposits	1,565,636	1,768,806		1,565,636	1,768,806
Borrowings	184,957	204,357		184,957	204,357
Shareholders’ equity/(deficit)	(129,932)	18,565		(129,932)	18,565

Average Balances
Assets	$1,676,606	$2,052,503		$1,784,934	$2,057,089
Loans held for sale (1)	10,966	3,048		3,753	2,670
Loans held for investment (1) (2)	981,130	1,488,044		1,128,546	1,526,829
Allowance for loan losses (1)	62,601	68,869		73,765	59,453
Deposits	1,579,545	1,762,332		1,634,589	1,722,797
Borrowings	200,672	204,899		209,809	229,844
Shareholders’ equity/(deficit)	(120,346)	68,288		(76,345)	87,532

Per Common Share Data
Net loss per common share from continuing operations—basic and diluted	$(131.06)	$(488.95)		$(910.82)	$(750.01)
Net (loss)/income per common share from discontinued operations—basic and diluted	(0.35)	1.62		(50.07)	(1.16)
Net loss per common share—basic and diluted	(131.41)	(487.33)		(960.89)	(751.17)
Book value (6)	(1,714.03)	(298.18)		(1,714.03)	(298.18)
Tangible book value (3)	(1,745.34)	(336.45)		(1,745.34)	(336.45)

Performance Ratios
Return on average assets	(3.30)%	(10.60	) %	(7.99)%	(5.42	) %
Return on average tangible assets (3)	(3.30)	(10.62)		(8.00)	(5.43)
Return on average equity (4)	(45.92)	(318.64)		(186.70)	(127.31)
Return on average tangible equity (3)	(44.55)	(341.13)		(177.62)	(134.53)
Net interest margin (tax equivalent)	2.04	2.41		2.17	2.90
Dividend payout on common shares (4)	NM	NM		NM	NM

Asset Quality Ratios
Allowance for loan losses to period end loans held for investment (1)	4.95%	4.64%		4.95%	4.64%
Nonperforming loans to period end allowance for loan losses (1)	329.43	445.70		329.43	445.70
Net chargeoffs (annualized) to average loans held for investment	9.07	15.87		13.09	6.67
Nonperforming assets to period end loans held for investment and foreclosed property (5)	24.48	23.40		24.48	23.40

Capital and Liquidity Ratios
Average equity to average assets	(7.18)%	3.33%		(4.28)%	4.26%
Total risk-based capital	(13.48)	1.46		(13.48)	1.46
Tier 1 risk-based capital	(13.48)	0.73		(13.48)	0.73
Leverage capital	(8.54)	0.55		(8.54)	0.55
Average loans to average deposits	62.11	84.44		69.04	88.63
Average loans to average deposits and borrowings	55.11	75.64		61.19	78.19

NM—Not Meaningful

(1)	Excludes discontinued operations.

(2)	Loans held for investment, net of unearned income, before allowance for loan losses.

(3)	Refer to the “Non-GAAP Measures” section in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(4)	Net loss to common shareholders, which excludes preferred stock dividends, divided by average realized common equity which excludes accumulated other comprehensive loss.

(5)	Nonperforming loans and nonperforming assets include loans past due 90 days or more that are still accruing interest.

(6)	As defined by shareholders’ equity less preferred stock less common stock warrant divided by common shares outstanding.

Application of Critical Accounting Policies

The Company’s accounting policies are in accordance with accounting principles generally accepted in the United States and with general practice within the banking industry and are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Company’s significant accounting policies are discussed in detail in Note 1 of the consolidated financial statements contained in the Annual Report on Form 10-K/A, Amendment No. 1, for the year ended December 31, 2010.

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

Valuation of Other Real Estate Owned

Other real estate owned (“OREO”) represents properties acquired through foreclosure or deed in lieu thereof. The property is initially carried at fair value based on recent appraisals, less estimated costs to sell. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.

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

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the increased credit losses, the Company continues to be in a three-year cumulative pre-tax loss position as of September 30, 2011. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset, which is difficult to overcome. The Company’s estimate of the realization of its deferred tax assets was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years and estimated unrealized losses in the available-for-sale investment portfolio. The Company did not consider future taxable income in determining the realizability of its deferred tax assets. The Company expects its income tax expense (benefit) will be negligible for the next several quarters until profitability has been restored for a reasonable time and such profitability is considered sustainable. At that time, the valuation allowance would be reversed. Reversal of the valuation allowance requires a great deal of judgment and will be based on the circumstances that exist as of that future date. If future events differ significantly from the Company’s current forecasts, the Company may need to increase this valuation allowance, which could have a material adverse effect on the results of operations and financial condition.

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

Results of Operations

Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets, primarily loans and investment securities, and interest expense paid on interest-bearing deposits and other interest-bearing liabilities. This measure represents the largest component of income for the Company. The net interest margin measures how effectively the Company manages the difference between the interest income earned on interest-earning assets and the interest expense paid for funds to support those assets. Changes in interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities, the rate of growth of the interest-earning assets and interest-bearing liabilities base, the ratio of interest-earning assets to interest-bearing liabilities, and the management of interest rate sensitivity factor into fluctuations within net interest income. An analysis is presented in the Company’s Average Balances and Net Interest Income Analysis for the three- and nine-month periods ended September 30, 2011 and 2010.

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

Net interest income after provision for loan losses was $558,000 for the three-month period ended September 30, 2011 compared to $(44.2) million in net interest loss after provision for loan losses for the same period in 2010. For the nine-month period ended September 30, 2011, net interest loss after provision for loan losses was $(34.8) million, compared to $(51.6) million for the same period in 2010.

The net interest margin (taxable-equivalent net interest income divided by average earning assets) was 2.04% and 2.17%, respectively, for the three and nine months ended September 30, 2011, compared to 2.41% and 2.90%, respectively, for the same periods in 2010.

The following table summarizes the average balance sheets and net interest income/margin analysis for the three-month period. The Company’s interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively.

Average Balances and Net Interest Income Analysis – Third Quarter

	Three Months Ended September 30,
(dollars in thousands)	2011			2010
	Average Balance (3)	Income / Expense	Average Yield / Rate	Average Balance (3)	Income / Expense	Average Yield / Rate
Interest earning assets:
Loans (1)(2)	$992,096	$11,023	4.41%	$1,491,092	$15,885	4.23%
Taxable investment securities	310,269	2,166	2.77	249,047	2,603	4.15
Tax-exempt investment securities (1)	2,595	75	11.53	33,426	592	7.03
Other earning assets	216,400	173	0.32	141,089	153	0.43
Assets of discontinued operations	292	—	—	33,778	397	4.66

Total earning assets	1,521,652	$13,437	3.50	1,948,432	$19,630	4.00

Non-earning assets:
Cash and due from banks	22,405			12,498
Goodwill and core deposit premium	3,707			4,502
Other assets, net	128,804			85,472
Assets of discontinued operations	38			1,599

Total assets	$1,676,606			$2,052,503

Interest-bearing liabilities:
Interest-bearing demand deposits	$221,859	$405	0.72%	$225,001	$550	0.97%
Savings deposits	45,919	29	0.25	43,425	27	0.25
Money market deposits	283,007	481	0.67	310,429	684	0.87
Time deposits	875,760	3,768	1.71	1,024,473	5,254	2.03
Retail repurchase agreements	8,456	11	0.52	13,621	26	0.76
Federal Home Loan Bank advances	133,014	609	1.82	119,576	717	2.38
Other borrowed funds	59,202	313	2.10	71,702	560	3.10

Total interest-bearing liabilities	1,627,217	5,616	1.37	1,808,227	7,818	1.72

Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	153,000			159,004
Other liabilities	15,627			15,922
Shareholders’ equity/(deficit)	(120,346)			68,288
Liabilities of discontinued operations	1,108			1,062

Total liabilities and equity	$1,676,606			$2,052,503

Net interest income and net yield on earning assets (4)		$7,821	2.04%		$11,812	2.41%

Interest rate spread (5)			2.13%			2.28%

(1)	The fully tax equivalent basis is computed using a federal tax rate of 35%.

(2)	Average loan balances include nonaccruing loans and loans held for sale.

(3)	Average balances include market adjustments to fair value for securities and loans held for sale.

(4)	Net yield on earning assets is computed by dividing net interest income by average earning assets.

(5)	Earning asset yield minus interest bearing liabilities rate.

The following table summarizes the average balance sheets and net interest income/margin analysis for the nine-month period. The Company’s interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively.

Average Balances and Net Interest Income Analysis – Nine Months

	Nine Months Ended September 30,
(dollars in thousands)	2011			2010
	Average Balance (3)	Income / Expense	Average Yield / Rate	Average Balance (3)	Income / Expense	Average Yield / Rate
Interest earning assets:
Loans (1)(2)	$1,132,299	$36,415	4.30%	$1,529,499	$53,379	4.67%
Taxable investment securities	333,572	6,963	2.79	257,570	9,548	4.96
Tax-exempt investment securities (1)	6,885	532	10.34	28,515	1,869	8.76
Overnight Federal funds sold	—	—	—	2,119	4	0.25
Other earning assets	170,489	456	0.36	83,540	342	0.55
Assets of discontinued operations	9,491	307	4.32	36,176	485	1.79

Total earning assets	1,652,736	$44,673	3.61	1,937,419	$65,627	4.53

Non-earning assets:
Cash and due from banks	23,737			20,404
Goodwill and core deposit premium	3,904			4,698
Other assets, net	104,395			93,021
Assets of discontinued operations	162			1,547

Total assets	$1,784,934			$2,057,089

Interest-bearing liabilities:
Interest-bearing demand deposits	$225,744	$1,322	0.78%	$227,584	$1,749	1.03%
Savings deposits	45,477	86	0.25	43,102	80	0.25
Money market deposits	290,000	1,626	0.75	323,590	2,441	1.01
Time deposits	918,235	11,780	1.72	970,013	14,863	2.05
Retail repurchase agreements	9,053	43	0.64	14,217	78	0.73
Federal Home Loan Bank advances	140,492	2,010	1.91	141,831	2,809	2.65
Federal funds purchased	—	—	—	2,055	4	0.26
Other borrowed funds	60,264	1,009	2.24	71,741	1,594	2.97

Total interest-bearing liabilities	1,689,265	17,876	1.41	1,794,133	23,618	1.76

Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	155,133			158,508
Other liabilities	15,655			16,016
Shareholders’ equity/(deficit)	(76,345)			87,532
Liabilities of discontinued operations	1,226			900

Total liabilities and equity	$1,784,934			$2,057,089

Net interest income and net yield on earning assets (4)		$26,797	2.17%		$42,009	2.90%

Interest rate spread (5)			2.20%			2.77%

(1)	The fully tax equivalent basis is computed using a federal tax rate of 35%.

(2)	Average loan balances include nonaccruing loans and loans held for sale.

(3)	Average balances include market adjustments to fair value for securities and loans held for sale.

(4)	Net yield on earning assets is computed by dividing net interest income by average earning assets.

(5)	Earning asset yield minus interest bearing liabilities rate.

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

During the three- and nine-month periods ended September 30, 2011, the provision for loan losses, excluding discontinued operations, was $7.2 million and $60.9 million, respectively, compared to $55.7 million and $92.4 million, respectively, in the same periods of 2010. Net charge-offs for the three months ended September 30, 2011 totaled $22.4 million, or 9.07% of annualized average loans, compared to $59.5 million, or 15.87% of annualized average loans for the same period in 2010. Net charge-offs for the nine months ended September 30, 2011 totaled $110.5 million, or 13.09% of annualized average loans, compared to $76.2 million, or 6.67% of annualized average loans for the same period in 2010.

During the three- and nine-month periods ended September 30, 2011, the Company charged off $24.4 million and $115.9 million in loans, respectively. The majority of the loans that were charged off were loans that had been in impairment status for more than six months and had specific reserves assigned to them in prior periods. Due to these loans having specific reserves assigned to the outstanding balance of the loan, it was not necessary for the Company to have a provision greater than the charge-off value in the third quarter of 2011. The Company also noted positive trends in the loan portfolio as of September 30, 2011 when compared to December 31, 2010 that included reductions in: nonaccruing loans of $180.9 million, loans 90 days or more past due and still accruing of $3.6 million, loans 30-89 days past due of $45.7 million, and classified loans of $241.9 million. These improvements over December 31, 2010 were considered in the analysis of the adequacy of the allowance for loan loss at September 30, 2011.

Noninterest Income

For the three months ended September 30, 2011, noninterest income, excluding discontinued operations, was $10.1 million and $4.9 million for the same period in 2010. Mortgage loan income decreased by $1.0 million, which is attributable to a drop in loan production volume throughout 2011. In addition, there was an increase in net securities gains of $7.1 million and a decline of $394,000 in service charges on deposit accounts due to reduced economic activity as well as the new “Opt-In” Regulation E changes that became effective for new and existing deposit customers this past year.

For the first nine months ended September 30, 2011, noninterest income, excluding discontinued operations, was $16.9 million, up $2.1 million, compared to $14.8 million for the same period in 2010. There was an increase in net securities gains of $5.5 million. During the third quarter 2011, the Company terminated an interest rate swap that was used to hedge a fixed-rate Federal Home Loan Bank advance by converting fixed-rate payments back to a floating interest rate. The swap termination resulted in a gain which was used to offset a portion of the prepayment loss on the hedged Federal Home Loan Bank advance which was terminated concurrently. These increases were partially offset by a $1.7 million decline in mortgage loan income, which is attributable to a drop in loan production volume throughout 2011 as well as a decline of $1.4 million in service charges on deposit accounts due to reduced economic activity as well as the new “Opt-In” Regulation E changes that became effective for new and existing deposit customers this past year.

(dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Service charges on deposit accounts	$1,377	$1,771	$4,306	$5,690
Mortgage loan income	(116)	911	(10)	1,682
Cardholder and merchant services income	808	767	2,416	2,237
Trust and investment services	221	436	973	1,432
Bank owned life insurance	262	244	928	742
Other service charges, commissions and fees	198	248	554	859
Security gains, net	7,393	331	7,308	1,827
Gain on fair value swap	(182)	68	(13)	162
Other income	119	87	484	185

Total noninterest income	$10,080	$4,863	$16,946	$14,816

Noninterest Expense

The Company has experienced significant increases in its expenses associated with regulatory compliance and audits, FDIC insurance, as well as legal and consulting fees. These expenses will continue as a direct result of the Company’s ongoing financial condition. Noninterest expense, excluding discontinued operations, for the third quarter of 2011 was $23.2 million, compared to $15.9 million for the same period in 2010. This 46% increase in noninterest expense is primarily attributed to an increase of $3.3 million in OREO-related expenses, an increase of 100%, or $2.2 million, in one-time merger-related expenses relating to the merger of Granite and a net increase in prepayment penalty on FHLB advances of $1.0 million.

Noninterest expense for the first nine months, excluding discontinued operations, was $82.3 million, compared to $48.6 million for the same period in 2010. This 69% increase in noninterest expense is primarily attributed to an increase in professional fees of $1.5 million, an increase of $25.0 million in OREO-related expenses, an increase of 67%, or $2.0 million, in FDIC insurance, an increase in loan collection expense of $3.2 million, an increase of $2.2 million in one-time merger-related expenses relating to the Merger with Granite.

With regards to the FDIC insurance, as required by the Dodd-Frank Act, on February 7, 2011, the FDIC finalized new rules which redefined the assessment base as “average consolidated total assets minus average tangible equity.” The new rate schedule and other revisions to the assessment rules became effective April 1, 2011 and were used to calculate the September 2011 assessments.

(dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Personnel expense	$6,453	$6,291	$19,178	$19,539
Net occupancy expense	1,180	1,186	3,483	3,601
Furniture, equipment and data processing expense	1,561	1,719	4,780	5,106
Professional fees	1,339	1,403	4,218	2,680
Stationery, printing and supplies	100	113	317	354
Advertising and marketing	170	303	506	1,110
Other real estate owned expense	4,685	1,345	31,458	6,431
Credit/debit card expense	434	416	1,253	1,325
FDIC insurance	1,461	1,396	4,899	2,930
Loan collection expense	1,220	288	3,871	715
Merger-related expense	2,207	—	2,207	—
Prepayment penalty on borrowings	1,028	—	1,028	959
Other expense	1,362	1,416	5,080	3,870

Total noninterest expense	$23,200	$15,876	$82,278	$48,620

Full-time equivalent employees averaged 462 employees for the third quarter 2011 versus 505 employees for the third quarter of 2010.

Provision for Income Taxes

Excluding discontinued operations, the Company had an income tax expense totaling $1.3 million for the third quarter of 2011 compared to an income tax benefit of $196,000 for the same period in 2010. The increase for 2011, compared to the prior year, resulted primarily from the impact of the change in the market value of available-for-sale securities on deferred tax assets and the corresponding valuation allowance. The Company’s provision for income taxes, as a percentage of loss before income taxes, excluding discontinued operations, was (10.6)% for the three months ended September 30, 2011, compared to 0.4% for the three months ended September 30, 2010.

Excluding discontinued operations, the Company had an income tax expense totaling $752,000 for the first nine months of 2011 compared to an income tax benefit of $2.2 million for the same period in 2010. The increase for 2011, compared to the prior year, resulted primarily from the impact of the change in the market value of available-for-sale securities on deferred tax assets and the corresponding valuation allowance. The Company’s provision for income taxes, as a percentage of loss before income taxes, excluding discontinued operations, was (0.8)% for the nine months ended September 30, 2011, compared to 2.6% for the first nine months ended September 30, 2010.

Financial Condition

Management is implementing strategies to improve capital ratios through the reduction of assets and off-balance sheet commitments. At September 30, 2011, risk-weighted assets have been reduced by $381.3 million since

December 31, 2010. Reductions occurred primarily in reductions in the commercial real estate and real estate construction portfolios. On December 30, 2010, the Company sold $32.9 million of mortgage loans held for investment and recognized a net gain of $383,000, including transaction costs. Management expects future reductions in risk-weighted assets to be moderate and occur primarily in the loan portfolio. To offset the majority of asset reductions, liabilities declined primarily through reductions in deposits by $130.8 million. Future liability reductions are expected to occur primarily in deposits, largely public unit deposits, high-rate NOW accounts and brokered certificates of deposits, and FHLB advances.

Since December 31, 2010, the Company’s assets, including discontinued operations, have decreased $258.5 million, to $1.6 billion at September 30, 2011. The principal factors causing this reduction was a decrease of $106.1 million in investment securities, a $413.1 million decrease in loans held for investment both partially offset by an increase in interest-bearing bank balances of $202.0 million. Investment securities of $199.3 million at September 30, 2011 were 35% lower than the $305.3 million balance at December 31, 2010. Loans held for investment of $890.9 million at September 30, 2011 were 32% lower than the $1.3 billion balance at December 31, 2010.

Deposits decreased $130.8 million since December 31, 2010 to end September 30, 2011 at $1.6 billion. At the end of the third quarter 2011, noninterest-bearing deposits were $157.2 million, or 10% of total deposits. Since the end of 2010 noninterest-bearing deposits have grown by 6%. Time deposits of $100,000 or more plus other time deposits were $842.8 million at September 30, 2011 compared to $961.6 million at December 31, 2010, a decrease of $118.8 million. Borrowings at the FHLB totaled $118.9 million at September 30, 2011, compared to $144.5 million at December 31, 2010, and subordinated debt decreased $5.0 million since the December 31, 2010 to end September 30, 2011 at $2.5 million.

Shareholders’ deficit was $(129.9) million at the end of the third quarter 2011, an increase in deficit of 351% from $(28.8) million at December 31, 2010. The increase reflects a net loss to common shareholders, excluding discontinued operations, for the first nine months ended September 30, 2011 of $(104.1) million. FNB United did not declare common dividends during the first nine months ended September 30, 2011, and would not be able to pay any dividends until such time as the Company returns to profitability and either receives or is not required to receive regulatory approval for the payment of dividends. FNB United does not expect to pay dividends to shareholders for the foreseeable future.

FNB United began deferring the payment of cash dividends on its outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A, beginning in the second quarter of 2010, as well as the payment of interest on the outstanding junior subordinated notes related to its trust preferred securities. The suspension of cash dividends on preferred stock and the deferral of interest payments on the junior subordinated notes enhances the Company’s liquidity. On October 21, 2011, the United States Department of the Treasury, holder of FNB United’s outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A, exchanged the preferred stock for 108,555,303 shares of the FNB United’s common stock, which shares had a value (valued at $0.16 per share) equal to the sum of 25% of the aggregate liquidation value of the preferred stock plus 100% of the amount of accrued and unpaid dividends on the preferred stock as of that date. Following the exchange, there is no outstanding preferred stock upon which FNB United has a dividend payment obligation. On October 21, 2011 and in connection with the recapitalization of the Company, FNB United deposited with the various trustees for the trust preferred securities sums sufficient to pay the interest accrued and accruing to December 30, 2011 on the securities. Following that date, FNB United expects again to defer payment of interest on the outstanding junior subordinated notes related to its trust preferred securities.

Investment Securities

The Company evaluates all securities on a quarterly basis, and more frequently as economic conditions warrant, to determine if an other-than-temporary impairment (“OTTI”) exists. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than book value, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income/(loss) in shareholders’ equity) and not recognized in income until the security is ultimately sold. As of September 30, 2011, there were no securities considered by the Company to have OTTI.

Asset Quality

Management considers the asset quality of the Company to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. As part of the loan review function, the Company engages a third-party assessment group to review the underwriting documentation and risk grading analysis. In addition to continuing to rely on third-party loan reviews, a formal internal credit review function commenced in 2010 to provide more timely responses. This function is managed by credit administration, which is independent of loan origination.

The allowance for loan losses at December 31, 2010 decreased from $93.7 million to $44.1 million at September 30, 2011. As a percentage of gross loans, the allowance for loan losses declined from 7.18% at December 31, 2010 to 4.95% at September 30, 2011.

During the three- and nine-month periods ended September 30, 2011, the Company charged off $24.4 million and $115.9 million in loans, respectively. The majority of the loans that were charged off were loans that had been in impairment status for more than six months and had specific reserves assigned to them in prior periods. Due to these loans having specific reserves assigned to the outstanding balance of the loan, it was not necessary for the Company to have a provision greater than the charge-off value in the third quarter of 2011. The Company also noted positive trends in the loan portfolio as of September 30, 2011 when compared to December 31, 2010 that included reductions in: nonaccruing loans of $180.9 million, loans 90 days or more past due and still accruing of $3.6 million, loans 30-89 days past due of $45.7 million, and classified loans of $241.9 million. These improvements over December 31, 2010 were considered in the analysis of the adequacy of the allowance for loan loss at September 30, 2011.

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, accruing loans past due 90 days or more, repossessed assets and OREO. Nonperforming loans are loans placed in nonaccrual status when, in management’s opinion, the collection of all or a portion of interest becomes doubtful. Loans are returned to accrual status when the factors indicating doubtful collectability cease to exist and the loan has performed in accordance with its terms for a demonstrated period of time. OREO represents real estate acquired through foreclosure or deed in lieu of foreclosure and is generally carried at fair value, less estimated costs to sell.

The level of nonperforming loans decreased from $329.9 million or 25% of loans held for investment at December 31, 2010, to $145.3 million, or 16% of loans held for investment at September 30, 2011. During the nine-month period ended September 30, 2011, the Company charged off $115.9 million in loans. The majority of the loans that were charged off were loans that had been in impairment status for more than six months. OREO and repossessed assets were $96.3 million at September 30, 2011, compared to $62.2 million at December 31, 2010. Depressed market conditions have adversely impacted, and may continue to adversely impact, the financial condition and liquidity position of certain borrowers. Additionally, the value of real estate collateral may come under further pressure from weak economic conditions and prevailing unemployment levels resulting in additional delinquencies and loans being placed on nonaccrual.

The continued softening of the real estate market through 2011 has adversely affected the Company’s net income. Real estate lending (including commercial, construction, land development, and residential) is a large portion of the Company’s loan portfolio. These categories constitute $784.4 million, or approximately 88%, of the Company’s total loan portfolio. These categories are generally affected by changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. The downturn in the real estate markets in which the Company originates, purchases, and services mortgage and other loans hurts its business because these loans are secured by real estate. Further declines will adversely affect the Company’s future earnings.

Allowance for Loan Losses

In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to a review of individual loans, historical loan loss experience, the value and adequacy of collateral and economic conditions in the Company’s market area. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In addition, the OCC, as an integral part of its examination process, periodically reviews the Bank’s allowance for loan losses. The OCC may require the Bank to recognize changes to the allowance based on its judgments about information available to it at the time of its examinations. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance.

Estimated credit losses should meet the criteria for accrual of a loss contingency, i.e., a provision to the allowance for loan losses, set forth in generally accepted accounting principles (“GAAP”). The Company’s methodology for determining the allowance for loan losses is based on the requirements of GAAP, the Interagency Policy Statement on the Allowance for Loan and Lease Losses and other regulatory and accounting pronouncements. The allowance for loan losses is determined by the sum of three separate components: (i) the impaired loan component, which addresses specific reserves for impaired loans; (ii) the general reserve component, which addresses reserves for pools of homogeneous loans; and (iii) an unallocated reserve component (if any) based on management’s judgment and experience. The loan pools and impaired loans are mutually exclusive; any loan that is impaired should be excluded from its homogenous pool for purposes of that pool’s reserve calculation, regardless of the level of impairment. However, the Company has established a de minimis threshold for loan exposures that, if found to be impaired, will have impairment determined by applying the same general reserve rate as nonimpaired loans within the same pool.

Excluding discontinued operations, the allowance for loan losses, as a percentage of loans held for investment, amounted to 4.95% at September 30, 2011, 7.18% at December 31, 2010, and 4.64% at September 30, 2010. Net charge-offs also significantly increased in the first nine months of 2011 compared to the first nine months of 2010. A substantial portion of these 2011 charge-offs were related to impaired loans and considered either wholly impaired or with partial impairments. During 2011, net charge-offs totaled $110.5 million, of which a majority of these had reserves allotted from prior quarters. Management continually performs thorough analyses of the loan portfolio. As a result of these analyses, certain loans have migrated to higher, more adverse risk grades and an aggressive posture towards the timely charge-off of identified impairment has also continued. Actual past due loans and loan charge-offs have remained at manageable levels and management continues to diligently work to improve asset quality. Management believes the allowance for loan losses of $44.1 million at September 30, 2011 is adequate to cover probable losses inherent in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company. Changes in the allowance for loan losses are presented in Note 10 to the consolidated financial statements.

The following table presents the Company’s investment in loans considered to be impaired and related information on those impaired loans as of September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, not individually reviewed for impairment	$5,286	$—	$717	$—
Impaired loans, individually reviewed, with no impairment	45,395	—	132,435	—
Impaired loans, individually reviewed, with impairment	68,621	17,734	208,040	70,888

Total impaired loans *	$119,302	$17,734	$341,192	$70,888

Average impaired loans calculated using a simple average	$246,664		$355,131

*	Included at September 30, 2011 and December 31, 2010 were $824 and $6,500 million, respectively, in restructured and performing loans.

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

Consistent with the general approach to liquidity, loans and other assets of the Company are funded based primarily on a core of local deposits. To date, a stable retail deposit base and a modest amount of brokered deposits have been adequate to meet the Company’s loan obligations, while maintaining the desired level of immediate liquidity.

Additionally, a substantial investment securities portfolio is available for both immediate and secondary liquidity purposes.

The Bank maintains its excess liquidity with the Federal Reserve to reduce credit risks associated with selling those funds to correspondent banks. For the foreseeable future, the Bank is intentionally maintaining these higher cash balances to provide liquidity, notwithstanding the negative impact to the Bank’s interest income since the Bank only earns 25 basis points on its deposits with the Federal Reserve versus investing this cash in higher earning assets. Once the banking industry returns to a more stable operating environment, the Company plans to reinvest these cash reserves into higher yielding assets, which should improve the Company’s net interest margin.

FNB United began deferring the payment of cash dividends on its outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A, beginning in the second quarter of 2010, as well as the payment of interest on the outstanding junior subordinated notes related to its trust preferred securities. The suspension of cash dividends on preferred stock and the deferral of interest payments on the junior subordinated notes enhances the Company’s liquidity. On October 21, 2011, the United States Department of the Treasury, holder of FNB United’s outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A, exchanged the preferred stock for 108,555,303 shares of the FNB United’s common stock, which shares had a value (valued at $0.16 per share) equal to the sum of 25% of the aggregate liquidation value of the preferred stock plus 100% of the amount of accrued and unpaid dividends on the preferred stock as of that date. Following the exchange, there is no outstanding preferred stock upon which FNB United has a dividend payment obligation. On October 21, 2011 and in connection with the recapitalization of the Company, FNB United deposited with the various trustees for the trust preferred securities sums sufficient to pay the interest accrued and accruing to December 30, 2011 on the securities. Following that date, FNB United expects again to defer payment of interest on the outstanding junior subordinated notes related to its trust preferred securities.

As of September 30, 2011, available credit lines were $18.0 million. As of December 31, 2010, there were no available credit lines. The Company has unpledged collateral of $75.8 million as of September 30, 2011, that can be used to further expand contingency funding sources.

Commitments, Contingencies and Off-Balance Sheet Risk

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at September 30, 2011 are discussed below.

Commitments by the Company to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At September 30, 2011, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $213.8 million. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

The Company issues standby letters of credit whereby it guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to standby letters of credit was $1.4 million at September 30, 2011, $1.9 million at December 31, 2010 and $3.1 million at September 30, 2010.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The fair value of these commitments was not considered material.

The Company does not have any forms of off-balance sheet financing.

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

The Company’s balance sheet was asset-sensitive at September 30, 2011. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. The Company’s asset sensitivity is primarily derived from a large concentration in prime-based commercial loans that adjust as the prime interest rate changes. These loans are primarily funded by deposits that are not expected to reprice as quickly as the loans. Since the prime rate is not expected to decline below current levels, the Company’s risk to lower interest rates is low.

Capital Adequacy and Resources

FNB United and the Bank are required to comply with federal regulations on capital adequacy. There are two measures of capital adequacy: a risk-based measure and a leverage measure. All capital standards must be satisfied for an institution to be considered in compliance. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. Tier 1 capital consists primarily of common shareholders’ equity and qualifying perpetual preferred stock and qualifying trust preferred securities, net of goodwill and other disallowed intangible assets. Tier 2 capital, which is limited to the total of Tier 1 capital, includes allowable amounts of subordinated debt, mandatory convertible debt, preferred stock, trust preferred securities and the allowance for loan losses. Total capital, for risk-based purposes, consists of the sum of Tier 1 and Tier 2 capital. Under the requirements of the Order, the minimum total capital ratio is 12.00% and the minimum Tier 1 capital ratio is 9.00% for the Bank. At September 30, 2011, FNB United and the Bank had total risk-based capital ratios of (13.48)% and (8.06)%, respectively, and Tier 1 risk-based capital ratios of (13.48)% and (8.06)%, respectively. The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. As currently required, the minimum leverage capital ratio is 4.0%. At September 30, 2011, FNB United and the Bank had leverage capital ratios of (8.54)% and (5.09)%, respectively. The Bank is subject to increased minimum capital requirements as part of the Order with the OCC.

The Company regularly monitors its capital adequacy ratios. The Bank was designated as critically undercapitalized as of April 29, 2011, the date its March 31, 2011 Call Report was required to be filed with the OCC, because it had a ratio of tangible equity to total assets that was below 2.0% as reported in the Call Report.

As of July 22, 2010, the Order establishes specific capital amounts to be achieved and maintained by the Bank. During the period the Bank is under the Order, it may not be designated as “well capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital required under the Order or by regulation.

As shown in the accompanying table, FNB United and its wholly owned banking subsidiary have capital levels below the minimum levels for “adequately capitalized” bank holding companies and banks as of September 30, 2011:

			Minimum Regulatory Requirement
	Consolidated	Bank	Adequately Capitalized	Well- Capitalized	Pursuant to Order
Total risk-based capital ratio	(13.48)%	(8.06)%	8.00%	10.00%	12.00%
Tier 1 risk-based capital ratio	(13.48)%	(8.06)%	4.00%	6.00%	9.00%
Leverage capital ratio	(8.54)%	(5.09)%	4.00%	5.00%	9.00%

The Order requires the Bank to achieve within 90 days after its date and thereafter maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets. Per the Order, the Bank submitted to the OCC within 60 days a written capital plan covering at least a three-year period and has submitted a revised plan since that time. The capital plan included the Bank’s proposed specific plans for maintaining adequate capital and a discussion of the sources and timing of additional capital to meet the Bank’s projected growth and capital requirements. The Bank submitted a further revised capital restoration plan that details its recapitalization efforts, including the proposed recapitalization described under Note 21, Capital Raise, Merger

Agreement and Related Matters to the Company’s consolidated financial statements set forth in Item 1 above, and otherwise meets the requirements of the OCC. The Company completed the proposed recapitalization plan on October 21, 2011, and contributed $232.5 million to the Bank in cash capital as of that date. As a result, the Bank is in compliance with the capital ratios required in the Order and has been designated as “adequately capitalized” as of October 21, 2011. See Note 22, Subsequent Events, to the Company’s consolidated financial statements set forth in Item 1 above. The Bank remains subject, however, to the Order until such time as the OCC releases the Bank from its requirements.

Prompt Corrective Action

Current federal law mandates a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), and are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of the action will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

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

On October 21, 2011, FNB United completed its $310 million capital raise. With the completion of the recapitalization of the Company, and the contribution by the Company of $232.5 million in cash capital to the Bank, the Bank is in compliance with the capital ratios required in the Order and has been designated as “adequately capitalized” as of October 21, 2011.

Non-GAAP Measures

This Quarterly Report on Form 10-Q contains financial information determined by methods other than in accordance with GAAP. The Company’s management uses these non-GAAP measures in their analysis of the Company’s performance. These non-GAAP measures exclude goodwill and core deposit premiums from the calculations of return on average assets and return on average equity. Management believes presentations of financial measures excluding the impact of goodwill and core deposit premiums provide useful supplemental information that is essential to a proper understanding of the operating results of the Company’s core businesses. In addition, certain designated net interest income amounts are presented on a taxable equivalent basis. Management believes that the presentation of net interest income on a taxable equivalent basis aids in the comparability of net interest income arising from taxable and tax-exempt sources. These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

These non-GAAP financial measures are “tangible equity,” “tangible assets” and “tangible book value.” The Company’s management, the entire financial services sector, bank stock analysts, and bank regulators use these non-GAAP measures in their analysis of the Company’s performance.

•	“Tangible equity” is shareholders’ equity reduced by recorded goodwill, other intangible assets and preferred stock.

•	“Tangible assets” are total assets reduced by recorded goodwill, other intangible assets and preferred stock.

•

“Tangible book value” is defined as total equity reduced by recorded goodwill, other intangible assets and preferred stock divided by total common shares outstanding. This measure discloses changes from period-to-period in book value per share exclusive of changes in intangible assets and preferred stock. Goodwill, an intangible asset that is recorded in a purchase business combination, has the effect of increasing total book value while not increasing the tangible assets of a company. Companies utilizing purchase accounting in a business combination, as required by GAAP, must record goodwill related to such transactions.

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

As of September 30, 2011, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon the evaluation, and for the reasons described in the next paragraph, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

As of December 31, 2010, the Company concluded that a material weakness related to the timely recognition and measurement of impairment of OREO existed, adversely affecting its disclosure controls and procedures and internal control over financial reporting. During the preparation of its financial statements dated March 31, 2011, management identified a second material weakness related to the identification and recognition of subsequent events affecting the valuation of OREO and impaired loans. The Company has since that date implemented various policy changes, which include a quarterly review process and new valuation considerations to assure that proper valuation and review of OREO property is performed in a timely and accurate manner and that subsequent events are properly evaluated and considered in management’s processes to value OREO and impaired loans. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. No control enhancements during the quarter ended September 30, 2011, other than those described above, have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of operations, the Company is party to various legal proceedings. Except as disclosed below, the Company is not involved in, nor has it terminated during the third quarter of 2011, any pending legal proceedings other than routine, nonmaterial proceedings occurring in the ordinary course of business.

On April 26, 2011, the Bank, the U.S. Attorney and the DOJ agreed to enter into a deferred prosecution agreement (“DPA”). The DPA became effective on October 21, 2011 by approval of the U.S. District Court for the Western District of North Carolina. The agreement is described in this Quarterly Report on Form 10-Q in Note 21, Capital Raise, Merger and Related Matters, to the consolidated financial statements set forth in Part I, Item 1.

On May 23, 2011, Robert Isser, a purported shareholder of Granite, filed a purported class action lawsuit in the Court of Chancery of the State of Delaware against Granite, Granite’s directors and FNB United challenging the merger between FNB United and Granite. The purported class action alleged that the Granite directors breached their fiduciary duties, including their duties of good faith, loyalty and due care, to the Granite shareholders by engaging in self-dealing and obtaining for themselves personal benefits not shared equally by other Granite shareholders and by failing to take steps to maximize the value of Granite to its shareholders in a change of control transaction. The action further alleged that Granite and FNB United aided and abetted the Granite directors’ alleged breaches of their fiduciary duties. The plaintiff sought class action certification and injunctive relief preventing the defendants from consummating the merger, or, to the extent already implemented, rescinding the merger or granting plaintiff and the purported class rescissory damages. The plaintiff further sought compensatory damages suffered as a result of the alleged wrongdoing as well as the costs and disbursements of the purported class action, including reasonable attorneys’ and experts’ fees. On September 20, 2011, the parties entered into a memorandum of understanding (“MOU”) providing for the resolution of the claims asserted by Mr. Isser. Pursuant to the MOU and an order entered by the Delaware chancery court on September 23, 2011, the case is now stayed. The parties are in the process of negotiating the terms of a final settlement agreement, which will be presented to the Delaware chancery court for approval.

Item 1A.	Risk Factors

The following are additions to the Risk Factors included in the Company’s annual report on Form 10-K/A, Amendment No. 1, for the fiscal year ended December 31, 2010:

The Company Is Subject to a Number of Requirements and Prohibitions under Regulatory Orders Imposed on It and No Assurance Can Be Given as to Whether or When Such Orders Will Be Lifted.

The Bank has been subject to the Order since July 22, 2010, which requires it to improve its capital position, asset quality, liquidity and management oversight, among other matters. The Bank was required to achieve and maintain by October 20, 2010, total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets. In addition, the Order requires the Bank to, among other things, review and revise various policies and procedures, including those associated with concentration management, the allowance for loan losses, liquidity management, criticized assets, loan review and credit.

In addition, FNB United is subject to a written agreement with the FRBR dated October 21, 2010. Among other matters, the written agreement provides that unless FNB United receives the consent of the FRBR, it cannot: (i) pay dividends; (ii) receive dividends or payments representing a reduction in capital from the Bank; (iii) make any payments on subordinated debentures or trust preferred securities; (iv) incur, increase or guarantee any debt; or (v) purchase or redeem any shares of its stock. The written agreement requires that the Board of Directors fully utilize FNB United’s financial and managerial resources to ensure that the Bank complies with the Order. FNB United was also required to submit to the FRBR an acceptable capital plan and cash flow projections.

Although completion of the recapitalization on October 21, 2011 resulted in the Bank’s compliance with the minimum capital requirements set forth in the Order, and the Bank believes it is substantially in compliance with the remaining requirements of the Order. The Order will remain in effect until the OCC releases the Bank from its requirements. Similarly, although the Company believes that completion of the recapitalization on October 21, 2011 resulted in the Company being in substantial compliance with the written agreement, the written agreement will remain in effect until the FRBR releases the Company from its requirements.

The Company Has Incurred Significant Losses and No Assurance Can Be Given that the Company Will Be Profitable in the Near Term or at All.

The Company has incurred significant losses over the past few years, including net losses of $135.1 million for the year ended December 31, 2010, $104.6 million for the year ended December 31, 2009 and $59.8 million for the year ended December 31, 2008. These losses have continued into 2011 with the Company experiencing a loss of $109.8 million for the first nine months ended September 30, 2011. A significant portion of the losses is due to credit costs, including a significant provision for loan and lease losses. Although the Company has taken a number of steps to reduce its credit exposure, at September 30, 2011, the Company still had $241.6 million in nonperforming assets and it is possible that it will continue to incur elevated credit costs over the near term, which would adversely affect the Company’s overall financial performance and results of operations. No assurance can be given that the Company will return to profitability in the near term or at all even though the proposed recapitalization has been completed.

Subsequent Resales of Shares of FNB United Common Stock in the Public Market May Cause the Market Price of FNB United Common Stock to Fall.

FNB United issued a large number of common shares to the investors in the private placements, to the existing shareholders of Granite in the Merger, and to the Treasury in the TARP Exchange. Carlyle and Oak Hill Capital will have certain registration rights with respect to the common shares held by them following a nine-month lock-up period provided in their respective Investment Agreements. The other investors will have certain registration rights with respect to the common shares purchased by them in the private placement. In addition, in connection with the TARP Exchange, FNB United provided the Treasury with certain registration rights with respect to the common shares issued to the Treasury in the TARP Exchange. The registration rights for Carlyle and Oak Hill Capital allow them to sell their common shares without compliance with the volume and manner of sale limitations under Rule 144 promulgated under the Securities Act and the registration rights for the other investors allow them to sell their common shares before their holding period under Rule 144 expires. The market value of FNB United common stock could decline as a result of sales by the investors from time to time of a substantial amount of the common shares held by them.

FNB United May Suffer Substantial Losses Due to Its Agreements to Indemnify Investors in the Private Placement against a Broad Range of Potential Claims.

In the agreements with Carlyle and Oak Hill Capital, FNB United agreed to indemnify the investors for a broad range of claims, including losses resulting from the inaccuracy or breach of representations or warranties made by the FNB United in such agreements and the breach by FNB United to perform its covenants contained in such agreements, even if the recapitalization is not completed. While these indemnities are subject to various limitations, if claims were successfully brought against FNB United, it could potentially result in significant losses for FNB United.

Carlyle and Oak Hill Capital Are Substantial Holders of FNB United Common Stock.

Each of Carlyle and Oak Hill Capital became holders of approximately 23% of the outstanding shares of FNB United common stock and each has a representative on the FNB United and the Bank’s Boards of Directors. In addition, each of Carlyle and Oak Hill Capital has preemptive rights to maintain its percentage ownership of FNB United common stock in the event of certain issuances of securities by FNB United. Although each of Carlyle and Oak Hill Capital entered into certain passivity and non-affiliation commitments with the Federal Reserve in connection with obtaining approval of its proposed investment in FNB United, in pursuing their economic interests, Carlyle and Oak Hill Capital may have interests that are different from the interests of the other FNB United shareholders.

The Proceeds Received in the Recapitalization May Not Be Sufficient to Satisfy the Company’s Capital and Liquidity Needs in the Future or to Satisfy Changing Regulatory Requirements, and the Company May Need to Raise Additional Capital.

Proceeds from the recapitalization will be used to strengthen the Bank’s capital base as required by the Order. The Bank’s capital ratios exceed the levels required by the Order as of completion of the recapitalization. However, despite the increase in the capital base, if economic conditions continue to be difficult or worsen or fail to improve in a timely manner, or if the Company’s operations or financial condition continues to deteriorate or fails to improve, particularly in the residential and commercial real estate markets in which the Company operates, FNB United may need to raise additional capital. Factors affecting whether additional capital would be required include, among others, additional provisions for loan and lease losses and loan charge-offs, changing requirements of regulators and other risks discussed in this “Risk Factors” section or in the Company’s annual report on Form 10-K/A, Amendment No. 1, for the year ended December 31, 2010. If FNB United had to raise additional capital, there can be no assurance that it would be able to do so in the amounts required and in a timely manner, or at all. Further, any additional capital raised may be significantly dilutive to the existing shareholders and may result in the issuance of securities that have rights, preferences and privileges that are senior to the FNB United common stock.

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

The Company does not believe that its recapitalization, including the private placements, the Merger with Granite or the TARP Exchange caused an “ownership change” within the meaning of Section 382. In addition, to reduce the likelihood that future transactions in shares of FNB United common stock will result in an ownership change, on April 15, 2011, FNB United adopted a Tax Benefits Preservation Plan, which provides an economic disincentive for any person or group to become an owner, for relevant tax purposes, of 4.99% or more of FNB United common stock. However, the Company cannot ensure that its ability to use its NOLs to offset income will not become limited in the future. As a result, the Company could pay taxes earlier and in larger amounts than would be the case if its NOLs were available to reduce its federal income taxes without restriction.

Item 2.	Unregistered Sales of Equity Securities and Repurchases

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Removed and Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits to this report are listed in the index to exhibits on page 70 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FNB United Corp. (Registrant)

Date: November 10, 2011	By:	/s/ David L. Nielsen
David L. Nielsen
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

2.1	Amendment No. 2, dated as of August 15, 2011, to Agreement and Plan of Merger by and among FNB United Corp., Gamma Merger Corporation and Bank of Granite Corporation.

3.1	Articles of Amendment to Articles of Incorporation of the Registrant, adopted and effective October 19, 2011, incorporated herein by reference to the Exhibit 3.1 to the Registrant’s Form 8-K Current Report dated October 19, 2011 and filed October 25, 2011.

3.2	Articles of Amendment to Articles of Incorporation of the Registrant, adopted October 19, 2011 and effective October 31, 2011.

4.1	Amended Warrant to purchase up to 2,207,143 shares of common stock of the Registrant issued to the United States Department of the Treasury.

10.1	Amendment No. 3 dated October 20, 2011 to Investment Agreement by and between FNB United Corp. and Carlyle Financial Services Harbor, L.P.

10.2	Amendment No. 3 dated October 20, 2011 to Investment Agreement by and between FNB United Corp., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III., L.P.

10.3	Exchange Agreement dated August 12, 2011, by and between FNB United Corp. and the United States Department of the Treasury, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 12, 2011 and filed August 18, 2011.

10.4	Employment Agreement, dated as of October 21, 2011, by and among FNB United Corp., Community ONE Bank, National Association and Brian E. Simpson, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 19, 2011 and filed October 25, 2011.

10.5	Employment Agreement, dated as of October 21, 2011, by and among FNB United Corp., Community ONE Bank, National Association and Robert L. Reid, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 19, 2011 and filed October 25, 2011.

10.6	Employment Agreement, dated as of October 21, 2011, by and among FNB United Corp., Community ONE Bank, National Association and David L. Nielsen, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated October 19, 2011 and filed October 25, 2011.

31.10	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.11	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements submitted in XBRL format (to be filed by amendment).