Form 10-K
period 2011-12-31
FNB United Corp.
filed 2012-03-30
CIK 764811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011                     Commission File Number 0-13823

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
Common Stock, $0.00 par value

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, as of June 30, 2011, was approximately $4.6 million. As of March 26, 2012, the Registrant had outstanding 21,102,668 shares of Common Stock.

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on June 21, 2012, are incorporated by reference in Part III of this report.

FNB United Corp.

Form 10-K

PART I

Item 1.	BUSINESS

General

FNB United Corp. or FNB, we or us (which also refers to FNB and our subsidiaries on a consolidated basis) was incorporated under the laws of the State of North Carolina in 1984. We are a bank holding company with two bank subsidiaries: CommunityOne Bank, N.A. (“CommunityOne”), a national banking association headquartered in Asheboro, North Carolina and, through Bank of Granite Corporation (“Granite Corp.”), Bank of Granite (“Granite”), a state chartered bank headquartered in Granite Falls, North Carolina. As of December 31, 2011 CommunityOne had 45 branches, $843.9 million in loans and $1.4 billion in deposits. As of December 31, 2011 Granite had 18 branches, $373.9 million in loans and $688.5 million in deposits.

Through our bank subsidiaries, we offer a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers through operations located in Alamance, Alexander, Ashe, Burke, Caldwell, Catawba, Chatham, Gaston, Guilford, Iredell, Mecklenburg, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes counties in North Carolina. Management believes that the banks have a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors, including federal, state and local governments.

CommunityOne owns three subsidiaries: Dover Mortgage Company (“Dover”); First National Investor Services, Inc.; and Premier Investment Services, Inc. (“Premier”). Dover previously engaged in the business of originating, underwriting and closing mortgage loans for sale in the secondary market. Dover ceased operations in the first quarter of 2011 and filed for Chapter 11 bankruptcy on February 15, 2012. First National Investor Services, Inc. holds deeds of trust for CommunityOne. Premier is inactive. Through Granite Corp., we also own Granite Mortgage, Inc., which ceased mortgage operations in 2009 and filed for Chapter 11 bankruptcy on February 15, 2012. FNB also owns FNB United Statutory Trust I, FNB United Statutory Trust II, and Catawba Valley Capital Trust II, which were formed to facilitate the issuance of trust preferred securities.

On October 21, 2011, we completed the following transactions as part of a recapitalization (the “Recapitalization”):

•

A capital raise of $310 million in a private placement (the “Private Placement”), at a price of $16.00 per share (the per-share price taking into effect the Reverse Stock Split), with investments from (1) affiliates of each of The Carlyle Group (“Carlyle”), and Oak Hill Capital Partners (“Oak Hill Capital” and, together with Carlyle the “Anchor Investors”), pursuant to investment agreements with each of the Anchor Investors, and (2) various other investors, including certain of our directors and officers (“the Additional Investors”), and, together with the Anchor Investors, the Investors, pursuant to subscription agreements, with each of such Additional Investors;

•

Concurrently with the Private Placement, (1) the exchange of 51,500 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A par value $10.00 per share and liquidation preference $1,000 per share, held by the U.S. Treasury and all accrued and unpaid dividends thereon, for an aggregate of 1,085,554 shares of our common stock, pursuant to an agreement between FNB and the U.S. Treasury (the “TARP Exchange Agreement”), and (2) the amendment of the warrant (the “Amended TARP Warrant”), issued to the U.S. Treasury to purchase 22,072 shares of our common stock at an exercise price of $16.00 per share; and

•

The settlement by CommunityOne of $2.5 million aggregate principal amount of subordinated debt outstanding and held by SunTrust Bank (“SunTrust”) for cash in the amount equal to the sum of 35% of the principal amount thereof plus 100% of the unpaid and accrued interest thereon as of the closing date, and the repurchase by CommunityOne from SunTrust of the shares of nonvoting, nonconvertible, nonredeemable cumulative preferred stock of CommunityOne held by SunTrust and having an aggregate liquidation preference of $12.5 million for cash in an amount equal to the sum of 25% of the aggregate liquidation preference plus 100% of the unpaid and accrued dividends thereon as of the closing date.

In connection with the Recapitalization, on October 21, 2011, we also consummated the acquisition of Granite Corp., pursuant to the terms and conditions of the Agreement and Plan of Merger, dated as of April 26, 2011 (as amended, the “Merger Agreement”), by and among FNB, Gamma Merger Corporation (a Delaware corporation and a wholly owned subsidiary of FNB, or “Merger Sub”), and Granite Corp. Under this agreement, Merger Sub merged with and into Granite Corp., with Granite Corp. continuing as the surviving corporation and as a wholly owned subsidiary of FNB.

Upon the closing of the Merger, each outstanding share of Granite Corp. common stock, par value $1.00 per share, other than shares held by FNB, Granite Corp. or any of their respective wholly owned subsidiaries and other than shares owned in a fiduciary capacity or as a result of debts previously contracted, was converted into the right to receive 3.375 shares of FNB’s common stock. As a result of the Merger, we issued approximately 521,595 shares of FNB common stock to Granite Corp. stockholders in the aggregate adjusting for the Reverse Stock Split discussed below.

Immediately following the consummation of the Recapitalization and the Merger, nine members of the Board of Directors resigned. H. Ray McKenney, Jr. and R. Reynolds Neely, Jr., remained on the Board of Directors following the Recapitalization and Merger. Boyd C. Wilson, Jr., formerly a director of Granite Corp.; John Bresnan, a Managing Director of Carlyle; Scott B. Kauffman, a Principal of Oak Hill Capital, Brian E. Simpson, Robert L. Reid, Austin A. Adams, Jerry R. Licari, J. Chandler Martin and Louis A. “Jerry” Schmitt were appointed to the Board of Directors. Each of the newly appointed directors will serve until their election at the next appropriate annual meeting of shareholders and until any of their successors are duly elected and qualified, or until each such individual’s earlier death, resignation or removal.

Additionally, the following individuals were appointed as the executive officers of FNB upon the completion of the Recapitalization and the Merger: Brian E. Simpson, Chief Executive Officer; Robert L. Reid, President; and David L. Nielsen, Chief Financial Officer. Additionally, our new senior management team includes David C. Lavoie as Chief Risk Officer, Gregory P. Murphy as Chief Workout Officer, and Angus M. McBryde III as Treasurer.

On October 31, 2011, we affected a one-for-one hundred reverse stock split of our common stock (the “Reverse Stock Split”), for which shareholder approval was obtained on October 19, 2011. The Reverse Stock Split was effective as of the close of business on October 31, 2011 in accordance with the filing of Articles of Amendment to our Articles of Incorporation with the Secretary of State of North Carolina.

To protect our ability to use certain tax assets, such as net operating loss carryforwards to offset future income, we have established a Tax Benefits Preservation Plan, dated as of April 15, 2011. Pursuant to this Plan, on April 8, 2011, the FNB Board of Directors declared a dividend of one preferred share purchase right or Right in respect of each share of common stock of FNB outstanding at the close of business on April 25, 2011, referred to as Record Date, and to become outstanding between the Record Date and the earliest of the Distribution Date, the Redemption Date and the Final Expiration Date (as defined in the Plan). Each Right represents the right to purchase, upon the terms and subject to the conditions in the Plan, 1/100th of a share of Junior Participating Preferred Stock, Series B, par value $10.00 per share, as adjusted for the Reverse Stock Split, for $0.64, subject to adjustment in the event of a stock split or dividends relating to the Preferred Stock. FNB’s use of the Tax Benefits in the future would be significantly limited if it experiences an “ownership change” for U.S. federal income tax purposes. In general, an “ownership change” will occur if there is a cumulative increase in FNB’s ownership by “5-percent shareholders” (as defined under U.S. income tax laws) that exceeds 50 percentage points over a rolling three-year period. The Plan is designed to reduce the likelihood that we will experience an ownership change by discouraging any person from becoming a beneficial owner of 4.99% or more of the then outstanding common shares. There is no guarantee, however, that the Plan will prevent FNB from experiencing an ownership change.

During 2012, we intend to distribute to each holder of record of our common stock as of the close of business on October 20, 2011, or the business day immediately preceding the closing date of the Merger, in a Warrant Offering non-transferable warrants to purchase common stock from FNB. As a result of the Reverse Stock Split, in this Warrant Offering, each shareholder will receive a warrant to purchase one share of our common stock for every 400 shares of common stock held as of October 20, 2011, at an exercise price of $16.00 per share.

Employees

As of December 31, 2011, we had 609 full-time equivalent employees. FNB provides a variety of employment benefits, including two matching retirement/savings (“401(k)”) plans, group life, health and dental insurance, paid vacations and sick leave, and considers its relationships with its employees to be good.

Access to United States Securities and Exchange Commission Filings

FNB makes all of its reports filed electronically with the United States Securities and Exchange Commission (“SEC”), including its Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and the annual proxy statement, as well as amendments to those reports, available at no cost on our website at www.MyYesBank.com. These filings are also accessible on the SEC’s website at www.sec.gov. You may read and copy any material FNB files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

We also will provide without charge a copy of our Annual Report on Form 10-K to any shareholder by mail. Requests should be sent to FNB United Corp., Attention: Secretary, 150 South Fayetteville Street (27203), P.O. Box 1328, Asheboro, North Carolina 27204.

Additionally, our corporate governance policies, including the charters of the Audit Committee, Risk Management Committee, Strategic Planning Committee, Compensation and Nominating Committee, and the Enforcement Compliance Committee, and FNB’s Code of Business Ethics may be found through the “Investor Relations” link on our website.

Regulation and Supervision

We are extensively regulated under federal and state law. The following describes certain aspects of that regulation and does not purport to be a complete description of all regulations that affect us or all aspects of those regulations.

To the extent statutory or regulatory provisions are described: the description is qualified in its entirety by reference to the particular statute or regulation. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact those changes might have on FNB or any of its bank subsidiaries is impossible to determine with any certainty.

Any change in applicable law or regulation or in the way those laws or regulations are interpreted by regulatory agencies or courts may have a material impact on our business, operations and earnings.

FNB

FNB is a bank holding company, subject to regulation under the Bank Holding Company Act (“BHCA”), and the examination and reporting requirements of the Federal Reserve Board. Under the BHCA, a bank holding company, such as FNB, may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all the assets of any additional bank, or merge or consolidate with another bank holding company, without the Federal Reserve Board's prior approval. FNB may engage in the business of banking, managing or controlling banks or furnishing services to or performing services for their subsidiary banks, and in any activity that is considered to be so closely related to banking or managing or controlling banks, and as to be a proper incident thereto. As noted above, FNB currently owns FNB United Statutory Trust I, FNB United Statutory Trust II, and Catawba Valley Capital Trust II, which were formed to facilitate the issuance of trust preferred securities. We also own Granite Mortgage, Inc., which ceased mortgage operations in 2009 and filed for Chapter 11 bankruptcy on February 15, 2012.

As a bank holding company, FNB is expected under Federal Reserve Board regulations to serve as a source of financial and managerial strength to its subsidiary banks. A bank holding company also is expected to commit resources, including capital and other funds, to support its subsidiary banks in circumstances where it might not do so absent such a policy.

On October 21, 2010, FNB entered into a written agreement (“Written Agreement”) with the Federal Reserve Bank of Richmond (“FRBR”). Under the Written Agreement, the FNB Board of Directors is required to take appropriate steps to use FNB’s financial and managerial resources to serve as a source of strength to CommunityOne and Granite, including causing CommunityOne to comply with the Order it entered into with the Office of the Comptroller of the Currency (“OCC”) on July 22, 2010, described further below. The Written Agreement has been interpreted to also require FNB to cause Granite to comply with the Order it entered into with the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Commissioner of Banks (“NCCOB”) on August 17, 2009, described further below.

FNB also agreed in the Written Agreement that it would not declare or pay any dividends without prior written approval of the FRBR and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System, (the “Director”). It further agreed that it would not take dividends or any other form of payment representing a reduction in capital from CommunityOne without the FRBR's prior written approval. The Written Agreement also provides that neither FNB nor any of its nonbank subsidiaries will make any distributions of interest, principal or other amounts on subordinated debentures or trust preferred securities without the prior written approval of the FRBR and the Director. We received approval of the FRBR to pay the accrued and unpaid dividends of our trust preferred securities as part of the Recapitalization and we are again deferring such dividends on these securities.

The Written Agreement provides further that neither FNB nor any of its subsidiaries shall incur, increase or guarantee any debt without FRBR approval. In addition, FNB must obtain the prior approval of the FRBR for the repurchase or redemption of its shares of stock. Within 60 days from the date of the Written Agreement, FNB submitted to the FRBR a written plan to maintain sufficient capital on a consolidated basis. Within 30 days of the Written Agreement, FNB also submitted to the FRBR a statement of its planned sources and uses of cash for operating expenses and other purposes for 2011 and submitted a statement of its planned sources and uses of cash for operating expenses and other purposes for 2012.

We are required to and have reported to the FRBR on a quarterly basis regarding our progress in complying with the Written Agreement. The provisions of the Written Agreement will remain effective and enforceable until they are stayed, modified, terminated, or suspended in writing by the FRBR.

There also are certain restrictions imposed on the ability of FNB and certain of its nonbank affiliates to borrow from, and engage in other transactions with, its bank subsidiaries, and on the ability of its bank subsidiaries to pay dividends to FNB. Under these provisions, transactions between FNB or any nonbank affiliate, and any bank subsidiary (such as CommunityOne or Granite) generally is limited to 10% of the bank subsidiary’s capital and surplus. All transactions with affiliates between a bank subsidiary and either FNB or any nonbank affiliate are limited to 20% of each bank subsidiary’s capital and surplus. Furthermore, loans and extensions of credit from a bank to any affiliate generally are required to be secured by eligible collateral in specified amounts. In addition, any transaction between a bank and any affiliate are required to be on arm’s length terms and conditions. The definition of affiliate is being expanded by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), and applies the affiliate transaction rules to securities lending, repurchase agreements and derivatives activities that either CommunityOne or Granite may have with an affiliate. The Dodd-Frank Act also strengthens collateral requirements and limits the Federal Reserve Board’s exemptive authority under the affiliate transaction laws. These provisions are scheduled to be effective on July 21, 2012, and are not expected to have a material impact on FNB or its bank subsidiaries.

Banks

As a national banking association, the deposits of which are insured by the FDIC, CommunityOne is subject to regulation and examination primarily by the OCC. CommunityOne also is also regulated by the FDIC and the Federal Reserve Board. As a state chartered, FDIC-insured bank, Granite is subject to regulations and examination primarily by the FDIC and the NCCOB. The OCC, FDIC and NCCOB impose various requirements and restrictions on the institutions they regulate, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged on loans, limitations on the types of investments that may be made and the types of services that may be offered, and requirements governing capital adequacy, liquidity, earnings, dividends, management practices and branching.

Safety and Soundness Considerations

The OCC has the authority to prohibit national banks from engaging in any activity that, in the OCC’s opinion, constitutes an unsafe or unsound practice in conducting their businesses. Under that authority, on July 22, 2010, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, (the “CommunityOne Order”), CommunityOne consented and agreed to the issuance of the CommunityOne Order by the OCC. In the CommunityOne Order, CommunityOne and the OCC agreed as to areas of the bank’s operations that warrant improvement and a plan for making those improvements. The CommunityOne Order includes a capital directive, which requires CommunityOne to achieve and maintain minimum regulatory capital levels in excess of the statutory minimums to be well-capitalized, and a directive to develop a liquidity risk management and contingency funding plan. The CommunityOne Order also requires the development of various programs and procedures to improve CommunityOne’s asset quality. Specifically, the CommunityOne Order imposed the following requirements on CommunityOne:

•	to appoint a Compliance Committee of the Board to monitor and coordinate CommunityOne’s adherence to the Order.

•	to develop and submit to the OCC for review a written strategic plan covering at least a three-year period.

•	to achieve and thereafter maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets.

•	to submit to the OCC a written capital plan for CommunityOne covering at least a three-year period.

•	to develop, implement and ensure CommunityOne’s compliance with written programs to improve the bank’s loan portfolio management and to reduce the high level of credit risk in the bank.

•	to adopt and ensure implementation and adherence to an enhanced written commercial real estate concentration management program consistent with OCC guidelines.

•	to obtain current and complete credit information on all loans and ensure proper collateral documentation is maintained on all loans.

•	to develop and implement an independent review and analysis process to ensure that appraisals conform to appraisal standards and regulations.

•	to implement and adhere to a written program for the maintenance of an adequate allowance for loan losses (“ALL”), providing for review of the allowance by the Board of Directors at least quarterly.

•	to increase CommunityOne’s liquidity to a level sufficient to sustain the bank’s operations and to withstand any anticipated or extraordinary demand against its funding base.

•

to implement and maintain a comprehensive liquidity risk management program, assessing on an ongoing basis CommunityOne’s current and projected funding needs and ensuring that sufficient funds or access to funds exists to meet those needs.

•	to develop and implement a written program to strengthen internal controls over accounting and financial reporting.

Similarly, the FDIC and the NCCOB have the authority under to prohibit state banks, such as Granite, from engaging in any activity that, in the FDIC’s opinion, constitutes an unsafe or unsound practice in conducting their businesses. Pursuant to that authority, on August 17, 2009, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, Granite consented and agreed to the issuance of a Consent Order, (the “Granite Order”) by the FDIC and NCCOB. In the Granite Order, Granite and the OCC agreed as to areas of the bank’s operations that warrant improvement and a plan for making those improvements. The Granite Order includes a capital directive, which requires Granite to achieve and maintain minimum regulatory capital levels in excess of the statutory minimums to be well-capitalized, and a directive to develop a liquidity risk management and contingency funding plan. The Granite Order also requires the development of various programs and procedures to improve Granite’s asset quality. Specifically, the Granite Order imposed the following requirements on Granite:

•	to increase Board participation and appoint a Director’s Committee of the Board to monitor and coordinate Granite’s compliance with the Order.

•	to hire qualified and experienced management acceptable to the FDIC and NCCOB that among other things, would restore Granite to a safe and sound condition.

•	to maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 8% of adjusted total assets.

•	to adopt and implement a written plan addressing liquidity, contingency funding and asset liability management.

•

to develop and implement a written plan to reduce classified assets, which shall include a plan to obtain complete credit information on classified loans and ensure proper collateral documentation is maintained on those loans.

•	to perform a segmentation analysis with respect to concentrations of credit with the goal to reduce such concentrations.

•	to charge off any assets classified as “loss” and 50% of those assets classified “doubtful.”

•	to not extend additional credit to or for the benefit of any borrower who had a classified loan or other extension of credit from Granite.

•	to implement effective written lending and collection policies.

•

to develop and submit to the FDIC and NCCOB for review a long-term written strategic plan and a budget and to thereafter submit updated budgets and evaluation of Granite’s actual performance against the budget.

•	to not accept, renew or rollover any brokered deposits without a waiver from the FDIC.

•	to not pay cash dividends without prior supervisory approval.

•	to limit asset growth to 5% per year and in compliance with the capital maintenance provisions of the Order.

Any material failure of CommunityOne to comply with the CommunityOne Order, or Granite to comply with the Granite Order could result in further enforcement actions by the OCC, or the FDIC and the NCCOB, respectively. CommunityOne submitted all required materials and plans requested to the OCC within the given time periods. On October 21, 2011, we completed the Recapitalization and Merger which in part was undertaken to allow CommunityOne and Granite to comply with their respective orders. Each bank continues to take steps to comply with the CommunityOne Order and the Granite Order, or together the Orders.

There are a number of additional obligations and restrictions imposed by law and policy on bank holding companies, such as FNB and its depository institution subsidiaries that are designed to reduce potential loss exposure to the depositors of the depository institutions and to the FDIC insurance fund in the event that the depository institutions become in danger of default or is in default. Under current federal law, for example, the federal banking agencies, including the OCC and the FDIC, possess broad powers to take prompt corrective action to resolve problems of insured depository institutions such as CommunityOne and Granite. The extent of these powers depends upon whether the institution is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. Under regulations issued by the federal banking agencies, a “well capitalized” institution must have a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0%, a leverage ratio of at least 5.0%, and must not be operating under an order, written agreement, capital directive or prompt corrective action directive. An “adequately capitalized” institution must have a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital of at least 4.0%, and a leverage ratio of at least 4.0%. An “undercapitalized” institution has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0%; a “significantly undercapitalized” institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; and a “critically undercapitalized” institution has a ratio of tangible equity to total assets that is equal to or less than 2.0. CommunityOne and Granite currently are designated as “adequately capitalized" because they are subject to the Orders. These classifications are primarily for the purpose of applying the prompt corrective action provisions of federal law and are not intended to be and should not be interpreted as a representation of overall financial condition or prospects of any depository institution.

The federal banking agencies’ prompt corrective action powers are broad. For example, an institution that is categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to its appropriate federal banking agency and the parent bank holding company must guarantee that the institution meet its capital restoration plan, subject to certain limitations. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. In addition, the appropriate federal banking agency may treat an undercapitalized institution in the same manner as it treats a significantly undercapitalized institution if it determines that those actions are necessary.

The federal banking agencies also have adopted guidelines prescribing safety and soundness standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. These guidelines in general require appropriate systems and practices to identify and manage specified risks and exposures. The guidelines prohibit excessive compensation as an unsafe and unsound practice and characterize compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer or employee, director or principal shareholder. In addition, the agencies have adopted regulations that authorize but do not require an agency to order an institution that has been given notice by the agency that it is not in compliance with any of the safety and soundness standards to submit a compliance plan. If after being so notified, an institution fails to submit an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the prompt corrective action provisions described above.

The enforcement powers available to the federal banking agencies are substantial and include, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders, and to initiate injunctive actions against banks and bank holding companies and any “institution affiliated party” as defined in the law. In general, these enforcement actions may be initiated for violations of laws and regulations, as well as engagement in unsafe and unsound practices. Other actions or inactions may provide the basis for enforcement actions, including filing misleading or untimely reports with regulatory authorities.

At the state level, the NCCOB has broad enforcement power over Granite, including the power to impose fines and other civil and criminal penalties and to appoint a conservator or receiver.

Capital

We are required under federal law to maintain certain capital levels at each of the FNB, CommunityOne and Granite level. The federal banking agencies have issued substantially similar risk-based and leverage capital requirements to banking organizations they supervise. Under these requirements, FNB and each of CommunityOne and Granite are required to maintain certain capital standards based on ratios of capital to assets and capital to risk-weighted assets. The requirements define an institution’s total qualifying capital as having two components: Tier 1 capital, which must be at least 50% of total qualifying capital and is mainly comprised of common equity, retained earnings and qualifying preferred stock, less certain intangibles; and Tier 2 capital, which may include the ALL up to a maximum of 1.2% of risk weighted assets, qualifying subordinated debt, qualifying preferred stock, hybrid capital instruments and up to 45% of net unrealized gains on available-for-sale equity securities. The requirements also define the weights assigned to assets and off balance sheet items to determine the risk weighted asset components of the risk-based capital rules.

Under the requirements, the minimum capital standards that must be met by any bank holding company or bank include a Tier 1 capital ratio of at least 4%, a total risk based capital ratio of at least 8% and a leverage capital ratio of at least 4% (except for those institutions with the highest regulatory ratings and not experiencing significant growth or expansion). Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institutions ability to manage those risks are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy. As noted, under the CommunityOne Order, Community One is required to maintain total risk-based capital of at least 12% of risk-weighted assets and leverage capital of at least 9% of adjusted total assets, and under the Granite Order, Granite is required to maintain total risk based capital of at least 12% of risk-weighted assets and leverage capital of at least 8% of adjusted total assets. While the Banks were initially in compliance with the capital provisions of the Orders at the consummation of the Recapitalization and Merger, neither Bank currently is in compliance with the leverage capital requirement of each Bank’s respective Order.

The Dodd-Frank Act contains a number of restrictions designed to strengthen capital, including a requirement that the Federal Reserve establish minimum leverage and risk based capital that are at least as stringent as that currently in effect for banks. The Act also requires that the Federal Reserve Board must issue capital rules that are countercyclical so that the amount of capital required to be maintained by FNB would increase in times of economic expansion and decrease in times of economic contractions, consistent with the safety and soundness of FNB. In addition, the international oversight body of the Basel Committee on Banking Supervision reached agreement through what is known as Basel III to increase the minimum common equity capital requirement for banks from 2% to 4%, along with a capital conservation buffer of 2.5% to bring total common equity capital requirements to 7%. The Basel III requirement will be phased in beginning in January 1, 2013.

Dividend Restrictions

FNB is a legal entity separate and distinct from its banking and other subsidiaries and has in the past relied on dividends from CommunityOne as its primary source of liquidity. The Orders and the Written Agreement prohibit CommunityOne and Granite from declaring or paying any dividends, or lending or otherwise supplying funds to FNB to meet FNB’s obligations.

In addition, there are other statutory and regulatory limitations on the payment of dividends by CommunityOne and Granite to FNB, as well as by FNB to its shareholders. For example, CommunityOne is required under law to obtain the prior approval of the OCC to pay dividends if the total of all dividends declared by the bank in any calendar year will exceed the sum of its net income for that year and its retained net income for the preceding two calendar years, less any transfers required by the OCC or to be made to retire any preferred stock. Federal law also prohibits CommunityOne from paying dividends that in the aggregate would be greater than its undivided profits after deducting statutory bad debts in excess of its ALL. Dividends may not be paid by Granite under North Carolina law unless its capital surplus is at least 50% of its paid-in capital.

In addition, the Federal Reserve Board has indicated that banking organizations should generally pay dividends to shareholders only if (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earning retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. FNB has not declared any dividends with respect to its common stock in 2011 and does not expect to declare any dividends during 2012.

FDIC Insurance

The deposits of CommunityOne and Granite are insured by the FDIC up to the limits set forth under applicable law and thus are subject to deposit insurance premium assessments. The FDIC imposes a risk-based deposit premium assessment system. Under this system, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are assessed quarterly. The FDIC has published guidelines on the adjustment of assessment rates for certain institutions. In addition, insured depository institutions have been required to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.

The Dodd-Frank Act makes permanent a $250,000 deposit insurance limit for insured deposits and provides for full insurance of noninterest bearing transaction accounts beginning December 31, 2010, for two years. It also revises the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC will be calculated. Specifically, effective April 2011, the FDIC assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average equity. The Dodd-Frank Act also changes the minimum designated reserve ratio of the deposit insurance fund, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits by September 30, 2020, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC is required to offset the effect of the increased minimum reserve ratio for banks with assets of less than $10 billion.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a bank’s federal regulatory agency.

Deposits and certain claims for administrative expenses and employee compensation against insured depository institutions are afforded a priority over other general unsecured claims against the institution, including federal funds and letters of credit, in the liquidation or other resolution of that institution by any receiver appointed by federal authorities. These priority creditors include the FDIC.

Community Reinvestment and Consumer Protection Laws

In connection with their lending activities, CommunityOne and Granite are subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. These include, among other laws, the Equal Credit Opportunity Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act, the Truth in Savings Act and the Community Reinvestment Act or CRA. In addition, rules developed by the federal banking agencies pursuant to federal law require institutions to disclose their privacy policies to consumers and in some circumstances to allow consumers to prevent the disclosure of certain personal information to affiliated entities and unaffiliated third parties. Administration of many of these consumer protection rules are now the responsibility of the Consumer Financial Protection Bureau (the “CFPB”), although we will continue to be supervised in this area by the OCC (in the case of CommunityOne) and the FDIC (in the case of Granite). In addition, the CFPB has received expanded authority under the Dodd-Frank Act to define and prevent unfair, deceptive and abusive practices in the consumer financial area, and expanded data collecting powers for purposes of determining bank compliance with the fair lending laws.

The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the institution, including low and moderate income neighborhoods. Furthermore, such assessment is required to be undertaken of any bank that has applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. In the case of a bank holding company, the Federal

Reserve Board is required to assess the record of each subsidiary bank of any bank holding company that applies to acquire a bank or bank holding company in connection with the application. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “unsatisfactory.” CommunityOne and Granite each was rated ‘satisfactory” at each institution’s most recent CRA evaluation.

Anti-Money Laundering Rules

CommunityOne and Granite are each subject to the Bank Secrecy Act, its implementing regulations and other anti-money laundering laws and regulations, including the USA Patriot Act of 2001. Among other things, these laws and regulations require CommunityOne and Granite to take steps to prevent the use of the banks to facilitate the flow of illegal or illicit money, to report large currency transactions and to file suspicious activity reports. CommunityOne and Granite each also is required to develop and implement a comprehensive anti-money laundering compliance program. Banks must also have in place appropriate “know your customer” policies and procedures. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, a provision of the USA Patriot Act of 2001 requires the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

As part of the Recapitalization, the Anchor Investors required, as a condition to closing, that CommunityOne resolve a potential claim with the U.S. Attorney for the Western District of North Carolina and the U.S. Justice Department arising from a Grand Jury Subpoena received by CommunityOne from the U.S. Attorney dated August 11, 2010, relating to one of CommunityOne’s customers who, at the time of the subpoena, was under indictment for, and was subsequently convicted of, securities fraud, wire fraud and money laundering relating to a suspected Ponzi scheme. CommunityOne had responded in full to the subpoena, which had requested comprehensive documentation related to CommunityOne’s compliance with the Bank Secrecy Act and Anti-Money Laundering laws from January 1, 2005 onward. To resolve the potential claim, CommunityOne, the U.S. Attorney and the Justice Department agreed to enter into a deferred prosecution agreement or DPA to settle any potential claims. The DPA was signed on April 26, 2011 and it became effective on October 21, 2011 by approval of the U.S. District Court for the Western District of North Carolina. Under the terms of the DPA, the DPA will be in effect for 24 months from its effective date and requires CommunityOne to (1) implement the OCC’s recommendations relating to the bank’s BSA/AML compliance program, (2) pay on the closing date of the recapitalization $400,000 to the District Court for distribution to the victims of the fraud perpetrated by the customer, (3) submit to the U.S. Attorney and the Department of Justice periodic certifications of CommunityOne’s BSA/AML compliance, and (4) strengthen CommunityOne’s BSA/AML compliance program in order to support a finding within six months after the termination date of the DPA that no material deficiencies exist with respect to the Bank’s BSA/AML program. It is not expected that there will be any other actions required by CommunityOne with respect to this matter other than those contained in the DPA or that compliance with the DPA will have a material adverse effect on FNB’s operations.

Troubled Asset Relief Program under the Capital Purchase Program

On February 13, 2009, FNB entered into a Purchase Agreement with the U.S. Treasury (the “Purchase Agreement”), as a participant in the U.S. Treasury Capital Purchase Program (the “CPP”). As part of FNB’s participation under the CPP, FNB issued to the U.S. Treasury 51,500 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation value per share of $1,000, for a total price of $51.5 million. The Preferred Stock paid cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. As part of its purchase of the Preferred Stock, the U.S. Treasury received a warrant (the “Warrant”), to purchase 2,207,143 shares of FNB’s common stock at an initial per share exercise price of $3.50. The Warrant provided for the adjustment of the exercise price and the number of shares of FNB’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of FNB’s common stock, and upon certain issuances of FNB’s common stock at or below a specified price relative to the initial exercise price. The Treasury Department agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

As part of the Recapitalization, FNB entered into the TARP Exchange Agreement with the U.S. Treasury, pursuant to which the U.S. Treasury agreed to exchange the Preferred Stock held by the U.S. Treasury, for that number of shares of common stock of FNB having a value (valued at $16.00 per share reflecting the Reverse Stock Split) equal to the sum of 25% of the aggregate liquidation value of the Preferred Stock, plus 100% of the amount of accrued and unpaid dividends on the preferred stock as of the closing date of the Recapitalization. FNB also agreed to amend and restate the terms of the Warrant to entitle the U.S. Treasury to purchase 22,072 shares of common stock of FNB, extended the term of the Warrant and adjusted the exercise price to $16.00 per share, reflecting the terms of the Reverse Stock Split. The Exchange and the issuance of the Amended TARP Warrant were undertaken as part of the Recapitalization that closed on October 21, 2011.

Institutions, such as FNB, that participate in the CPP must meet certain standards for executive compensation and corporate governance. These standards include: (1) prohibitions on making golden parachute payments to senior executive officers and the next five most highly compensated employees during the time any obligation arising from financial assistance provided under the CPP remains outstanding, (2) prohibitions on paying or accruing bonuses or other incentive awards for certain senior executive officers and employees, except for awards of long-term restricted stock with a value equal to no greater than one-third of the subject employee’s annual compensation that do not fully vest during the Restricted Period or unless such compensation is pursuant to a valid written employment contract prior to February 11, 2009, (3) requirements that CPP participants provide for the recovery of any bonus or incentive compensation paid to senior executive officers and the next 20 most highly-compensated employees based on statements of earnings, revenues, gains or other criteria later found to be materially inaccurate, with the U.S. Treasury having authority to negotiate for reimbursement, and (4) a review by the U.S. Treasury of all bonuses and other compensation paid by CPP participants to senior executive employees and the next 20 most highly-compensated employees prior to the law’s enactment to determine whether such payments were inconsistent with the purposes of the Act. The TARP Exchange Agreement requires FNB to continue to meet these standards for as long as the U.S. Treasury owns FNB common stock.

In addition, the compensation committee of the Board of Directors of any CPP participation must meet semi-annually to discuss and evaluate employee compensation plans in light of an assessment of any risk posed from such compensation plans, and the company must have in place policies regarding excessive or luxury expenditures and to include non-binding shareholder “say-on-pay” proposals in proxy materials.

The Dodd-Frank Act

The Dodd-Frank Act, which was signed into law on July 21, 2010, is significantly changing the bank regulatory structure and will affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. Some of the changes made by the Dodd-Frank Act are described above, including in areas designed to strengthen capital and deposit insurance. In addition to those summaries, among other things, the Dodd-Frank Act created a Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate larger financial firms.

The Dodd-Frank Act also requires various federal agencies to adopt a broad range of new rules and regulations. The federal agencies are given significant discretion in drafting these rules and regulations, many of which are still in the process of being written and proposed. Consequently, many of the details and much of the impact of the Act may not be known for many years. However, provisions that are likely to affect us include:

•

rules enacted by the SEC pursuant to the Dodd-Frank Act, giving shareholders a non-binding vote on executive compensation and so called “golden parachute” payments, as well as the authority to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials.

•	rules enacted by the federal banking agencies prohibiting excessive compensation paid to financial institution executives.

•

provisions authorizing national banks and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch, thus allowing banks to enter new markets more freely.

•

rules enacted by the Federal Reserve Board limiting interchange fees applicable to debit card transactions charged by banks with $10 billion or more in assets, which while not applicable to us, may have the practical effect of reducing the fees that we may be able to charge.

•	provisions giving the CFPB authority to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay.

•	provisions that will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage,” as that term will be defined by the CFPB.

•	provisions that consolidate consumer complaints into the CFPB.

Future Legislation

Federal and state legislatures and regulatory agencies propose and adopt changes to their laws and regulations or change the manner in which existing laws or regulations are applied. We cannot predict the substance or impact of pending or future legislation or regulation or the application of those laws or regulations, although enactment of any significant proposal could affect how we operate and could significantly increase our costs, impede the efficiency of internal business processes or limit our ability to pursue business opportunities in an efficient manner, any of which could materially and adversely affect our business, financial condition and results of operations.

Competition

CommunityOne and Granite compete with other local, regional and national financial service providers, including other bank and financial holding companies, commercial banks, savings institutions, credit unions, finance companies and brokerage and insurance firms. Some of CommunityOne and Granite’s competitors are not subject to the same level of regulation and oversight that is required of banks, and thus are able to operate under lower cost structures. The financial services industry is likely to become more competitive as technological advances enable companies to provide financial services in a more efficient and convenient basis, and as the Consumer Financial Protection Agency rolls out its regulation and supervision of nonbank providers of financial services, such as mortgage companies and finance companies.

CommunityOne and Granite face significant competition in both originating loans and attracting deposits from other commercial banks, savings associations, credit unions, and other financial services companies. We consider ourselves to be one of the significant financial institutions in the Piedmont area of North Carolina, in terms of total assets and deposits. Nonetheless, the banking markets in North Carolina have a high number of financial institutions, some of which are significantly larger institutions than FNB, with greater financial resources. These financial institutions are our competitors. Further competition is provided by banks located in adjoining counties and states, as well as other types of financial institutions, such as insurance companies, finance companies, pension funds and brokerage houses and other money funds. We believe that the principal method to compete in the commercial banking industry is emphasizing relationship and personalized banking and local decision-making, as well as by improving cost efficiencies and pricing services competitively.

Item 1A.	RISK FACTORS

An investment in our common stock is subject to risks inherent in our business. The following discussion highlights the risks that management believes are material for our company, but do not necessarily include all risk that we may face.

The proceeds received from the Recapitalization may not be sufficient to satisfy our capital and liquidity needs in the future or to satisfy changing regulatory requirements, and we may need to raise additional capital.

Proceeds from the Recapitalization have been used to strengthen the capital base of CommunityOne and Granite. Despite this increase in the capital base, however, if economic conditions continue to be difficult or worsen or fail to improve in a timely manner, or if our operations or financial condition continue to deteriorate or fail to improve, particularly in the residential and commercial real estate markets in which we operate, we may need to raise additional capital. Factors affecting whether additional capital would be required include, among others, additional provisions for loan and lease losses and loan charge-offs, additional write-downs in the carrying value of our other real estate owned (“OREO”), changing requirements of regulators and other risks discussed in this “Risk Factors” section. In addition, neither CommunityOne nor Granite is currently in compliance with the leverage capital requirement of its respective Order and may be required by the regulators to raise additional capital. If we have to raise additional capital, there can be no assurance that we would be able to do so in the amounts required and in a timely manner, or at all. Furthermore, any additional capital raised may be significantly dilutive to existing shareholders and may result in the issuance of securities that have rights, preferences and privileges that are senior to our common stock.

We have incurred significant losses and no assurance can be given that we will be profitable in the near term, or at all.

We have incurred significant losses over the past few years, including net losses to common shareholders of $92.7 million for the year ended December 31, 2011, $135.1 million for the year ended December 31, 2010, and $104.6 million for the year ended December 31, 2009. A significant portion of the losses is due to credit costs, including a significant provision for loan losses and significant write-downs in the carrying value of our OREO. Although we have taken a number of steps to reduce our credit exposure, at December 31, 2011, we still had $216.4 million in nonperforming assets, including nonaccrual loans and OREO, and it is possible that we will continue to incur elevated credit costs over the near term, which would adversely affect our overall financial performance and results of operations. No assurance can be given that we will return to profitability in the near term or at all.

We are subject to a number of requirements and prohibitions under the regulatory orders imposed on us, and no assurance can be given as to whether or when such orders will be lifted.

CommunityOne has been subject to the CommunityOne Order by the OCC dated July 22, 2010, which requires it to improve its capital position, asset quality, liquidity and management oversight, among other matters. CommunityOne also is required to achieve and maintain Tier 1 capital at least equal to 9% of adjusted total assets and total capital at least equal to 12% of risk-weighted assets. In addition, the CommunityOne Order requires CommunityOne to, among other things, review and revise various policies and procedures, including those associated with concentration management, the ALL, liquidity management, criticized assets, loan review and credit. Granite also has been subject to the Granite Order by the FDIC and the NCCOB, dated August 17, 2009, which required Granite, among other things, to meet and maintain Tier 1 capital ratio of 8% of total assets and a total risked based capital ratio of 12% of total risk-weighted assets, and to improve its asset quality, liquidity, board and management oversight.

In addition, FNB is subject to a Written Agreement with the FRBR, dated October 21, 2010. Among other matters, the Written Agreement provides that unless we receive the consent of the FRBR, we cannot: (i) pay dividends; (ii) receive dividends or payments representing a reduction in capital from CommunityOne; (iii) make any payments on subordinated debentures or trust preferred securities; (iv) incur, increase or guarantee any debt; or (v) purchase or redeem any shares of our stock. The Written Agreement requires that the Board of Directors fully utilize our financial and managerial resources to ensure that CommunityOne complies with the Community One Order. We are also required to submit to the FRBR an acceptable capital plan and annual cash flow projections. The Written Agreement has been interpreted to also impose the same obligations on FNB with respect to Granite.

Although completion of the Merger and the Recapitalization on October 21, 2011 resulted in us being able to increase the banks’ capital initially to comply with the minimum capital requirements set forth in their respective Orders neither bank currently is in compliance with the leverage capital requirement contained in its respective Order, and these Orders will remain in effect until the appropriate regulatory agency releases the banks from its requirements. Similarly, although we believe that completion of the Recapitalization resulted in us being in substantial compliance with the Written Agreement with the FRBR, the Written Agreement will remain in effect until the FRBR releases us from its requirements. Any material failure to comply with the provisions of the Orders or the Written Agreement could result in further enforcement actions by the OCC, the FDIC, the NCCOB or the FRBR.

We may not be able to effectively work out our nonperforming assets or recommence profitable lending operations, which may adversely affect our results of operations and financial condition.

During 2011, CommunityOne sought to reduce problem assets through loan sales to third-party buyers, workouts, restructurings and foreclosures. Granite is now undertaking similar actions to reduce its problem assets. When we receive a signed contract for the sale of a loan, the loan is marked down to the contract price less associated selling costs and transferred to loans held for sale. Such marking down to market may ultimately result in a loss to CommunityOne or Granite, as the case may be. After the Recapitalization and Merger, CommunityOne and Granite recommenced lending operations. Any decrease in the value of the underlying collateral in any loans made, or in borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. There can be no assurance that we will not experience further increases in nonperforming loans in the future, or that the workout of our current nonperforming assets will not result in further losses in the future. A further downturn in the market areas we serve could increase our credit risk associated with our loan portfolio, as it could have a material adverse effect on both the ability of borrowers to repay loans as well as the value of the real property or other property held as collateral for such loans. Additionally, if we are unable to improve our credit and lending process to minimize our nonperforming loans and reduce credit risk through improved loan approval and monitoring procedures, our business and results of operations could be adversely affected.

The amounts recognized as identifiable net assets as a result of the application of acquisition method accounting to the acquisition of Granite may be revised based on additional information received for up to one year, which may adversely affect our regulatory capital position.

We have accounted for the Merger with Granite as a business combination under the acquisition method of accounting. As a result, we have recognized in our financial statements the identifiable net assets acquired and an amount of goodwill (representing the difference between the purchase price and the identifiable net assets). During the measurement period, the amount of identifiable net assets recognized is subject to further adjustment to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Generally accepted accounting principles (“GAAP”) require that the measurement period cannot exceed one year from the acquisition date. Accordingly, there are no assurances that new information received during the measurement period will not result in material changes to the identifiable net assets recognized. If changes are required to be made to the identifiable net assets recognized, then there may be more goodwill generated from the transaction, which may adversely affect our regulatory capital ratios.

The loss of any member of the new senior management may adversely affect us.

Upon the completion of the Recapitalization and the Merger, we appointed new executive management. We have assembled a senior management team that has substantial background and experience in banking and financial services in the markets we serve. We rely heavily on the experience and expertise of our new senior management to resolve problems and deploy new capital to achieve sustainable profitability and satisfactory capital levels. Loss of these key personnel could negatively impact our earnings because of their skills, customer relationships and/or the potential difficulty of promptly replacing them.

We may have difficulties integrating Granite’s operations into our operations or may fail to realize the anticipated benefits of the Merger.

The Merger involves the integration of two companies that have previously operated independently of each other. Successful integration of Granite’s operations will depend primarily on our ability to consolidate Granite’s operations, systems and procedures into ours and to eliminate redundancies and costs. This process is complex, costly and time-consuming and requires significant attention from senior management, potentially diverting attention from other important aspects of our business plan. We may not be able to integrate the operations without encountering difficulties including, without limitation:

•	the loss of key employees and customers;

•	possible inconsistencies in standards, control procedures and policies; and

•	unexpected problems with costs, operations, personnel, technology or credit.

In addition, the integration may be delayed or not undertaken due to bank regulatory agency concerns. Failure to successfully integrate the operations of Granite could harm our business, results of operations and cash flows.

Subsequent resales of shares of our common stock in the public market may cause the market price of our common stock to fall.

We issued a large number of shares of our common stock to the Investors in the Recapitalization, to the stockholders of Granite in the Merger and to the Treasury in the TARP Exchange. We have an effective registration statement that allows the U.S. Treasury and certain of the Investors listed in that registration statement to sell their shares of our common stock. Carlyle and Oak Hill Capital will have certain registration rights with respect to the shares of our common stock held by them following a nine-month lock-up period that commenced on October 21, 2011. The registration rights for Carlyle and Oak Hill Capital will allow them to sell their shares of our common stock without compliance with the volume and manner of sale limitations under Rule 144 promulgated under the Securities Act. The market value of our common stock could decline as a result of sales by the Investors from time to time of a substantial amount of the shares of our common stock held by them.

There is a limited market for our common stock.

Although our common stock is traded on The Nasdaq Capital Market, the volume of trading has historically been limited. Therefore, a holder of our common stock who wishes to sell his or her shares may not be able to do so immediately or at an acceptable price.

Carlyle and Oak Hill Capital are substantial holders of our common stock.

Each of Carlyle and Oak Hill Capital hold approximately 23% of the outstanding shares of our common stock, and each has a representative on our Board of Directors, and on the boards of directors of each of CommunityOne and Granite. In addition, each of Carlyle and Oak Hill Capital has preemptive rights to maintain their percentage ownership of our common stock in the event of certain issuances of securities by FNB. Although each of Carlyle and Oak Hill Capital entered into certain passivity and non-affiliation commitments with the Federal Reserve Board in connection with obtaining approval of its proposed investment in FNB, in pursuing their economic interests, Carlyle and Oak Hill Capital may have interests that are different from the interests of our other shareholders. Additionally, the concentration of ownership by Carlyle and Oak Hill Capital means that they will also exert considerable, ongoing influence over matters subject to shareholder approval, including the election of directors and significant corporate transactions, such as a merger, sale of assets or other business combination or sale of our business. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other shareholders.

We may suffer substantial losses due to our agreements to indemnify investors in the private placement against a broad range of potential claims.

In the Investment Agreements with each of Carlyle and Oak Hill Capital and in the Subscription Agreements with the Additional Investors, we agreed to indemnify the Investors for a broad range of claims, including losses resulting from the inaccuracy or breach of our representations or warranties in such agreements and our breach of the performance of our covenants contained in such agreements. While these indemnities are subject to various limitations, if claims were successfully brought against us, it could potentially result in significant losses for us.

Our ability to use net operating loss carryforwards to reduce future tax payments may be limited or restricted or may not exist at all.

We have generated significant net operating losses, or NOLs, as a result of our recent losses. We are generally able to carry NOLs forward to reduce taxable income in future years. However, the ability to utilize the NOLs is subject to the rules of Section 382 of the Internal Revenue Code. Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% shareholders under Section 382 and U.S. Treasury regulations promulgated thereunder because of an increase of their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these shareholders over a rolling three-year period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. This annual limitation is generally equal to the product of the value of the corporation’s stock on the date of the ownership change, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards.

We do not believe that the Recapitalization, the Merger, the TARP Exchange or the Warrant Offering caused or will cause an “ownership change” within the meaning of Section 382. In addition, to reduce the likelihood that future transactions in shares of our common stock will result in an ownership change, on April 15, 2011, we adopted a Tax Benefits Preservation Plan, which provides an economic disincentive for any person or group to become an owner, for relevant tax purposes, of 4.99% or more of our common stock. However, we cannot ensure that our ability to use our NOLs to offset income will not become limited in the future. As a result, we could pay taxes earlier and in larger amounts than would be the case if our NOLs were available to reduce our federal income taxes without restriction.

We face significant operational risk.

We are exposed to many types of operational risk, including reputational risk, legal and compliance risk. Operational risk includes the risk of fraud or theft by employees or persons outside FNB, unauthorized transactions by employees or operational errors, including clerical or recordkeeping errors or those resulting from faulty or disabled computer or telecommunications systems, and breaches of the internal control system and compliance requirements. Negative public opinion can result from our actual or alleged conduct in a variety of areas, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and retain customers and can expose it to litigation and regulatory action. Operational risk also includes potential legal actions that could arise from an operational deficiency or as a result of noncompliance with applicable regulatory standards.

Because the nature of the banking business involves a high volume of transactions, certain errors may be repeated or compounded before they are found and corrected. Our reliance upon automated systems to record and process transactions may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond its control (e.g., computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their employees as is FNB) and to the risk that our or our vendor’s business continuity and data security systems prove to be inadequate.

Our ability to pay dividends is limited, leaving appreciation in the value of our common stock as the sole opportunity for returns on investment.

The holders of FNB common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available for the payment of dividends. The ability of FNB to pay dividends to its shareholders has been dependent upon the amount of dividends CommunityOne may pay to FNB. Statutory and regulatory limitations are imposed on the payment of dividends by CommunityOne and Granite to FNB, as well as by FNB to its shareholders. Specifically, under the terms of the CommunityOne Order with the OCC, CommunityOne is generally prohibited from paying any dividends or making any capital distributions. A similar restriction is in place for Granite under the Granite Order with the FDIC. In addition, under applicable law, CommunityOne must obtain the prior approval of the OCC to pay dividends if the total of all dividends declared by the Bank in any calendar year will exceed the sum of its net income for that year and its retained net income for the preceding calendar years, less certain transfers. Granite may not pay dividends under North Carolina law unless its capital surplus is at least 50% of its paid-in capital. The Written Agreement between FNB and the FRBR prohibits FNB from declaring or paying any dividends without the prior written approval of the FRBR and the Directors. The Written Agreement further prohibits FNB from taking any dividends or any other form of payment representing a reduction in capital from either bank without the prior written approval of the FRBR.

FNB elected in April 2010 to defer further interest payments on each of the series of junior subordinated debt securities relating to the trust preferred securities of FNB United Statutory Trust I, FNB United Statutory Trust II, and Catawba Valley Capital Trust II. These interest payments were brought current in order to consummate the Recapitalization, but are again being deferred. We have the right under each indenture for the junior subordinated debt securities to defer interest payments for up to 20 consecutive calendar quarters. The deferral provisions for these securities were intended to provide us with a measure of financial flexibility during times of financial stress due to market conditions, such as the current state of the financial and real estate markets. As a result of our election to exercise our contractual right to defer interest payments on our junior subordinated debt securities, we will also be unable to pay dividends on our common stock until such time as we are current on interest payments on the junior subordinated debt securities.

We are vulnerable to the economic conditions within the relatively small region in which we operate.

Our overall success will depend on the general economic conditions within our market area, which extends from the central and southern Piedmont and Sandhills of North Carolina to the mountains of western North Carolina. The economic downturn in this fairly small geographic region has negatively affected our customers and has adversely affected our results of operations. For example, high levels of unemployment and depressed real estate values have weakened the economy of the region and depressed the earnings and financial condition of each of FNB and Granite prior to the Merger.

Since 2009, the North Carolina economic environment has been adverse for many households and businesses. These conditions may not improve in the near term. The continuation of these conditions could further adversely affect the credit quality of our loans, the value of collateral securing loans to borrowers, the value of our investment securities and our overall results of operations and financial condition. Until the economic conditions within our geographic footprint improve, our business, financial condition and results of operations could be adversely affected.

Weaknesses in the markets for residential or commercial real estate could reduce our net income and profitability.

Real estate lending (including commercial, construction, land development and residential) will be a large portion of CommunityOne’s and Granite’s combined loan portfolio. These categories constitute $1.1 billion, or approximately 89.4%, of the banks’ total loan portfolio as of December 31, 2011. These categories are generally affected by changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. Further downturns in the real estate markets in which we originate, purchase and service mortgage and other loans could hurt our business because these loans are secured by real estate. The softening of the real estate market beginning in 2009 and through 2011 has adversely affected our net income. If there are further declines in the market, they will adversely affect our future earnings.

Our decisions regarding credit risk could be incorrect, and our allowance for loan losses may be inadequate, which may adversely affect our financial condition and results of operations.

Our largest source of revenue is interest payments on loans made to customers of CommunityOne and Granite, respectively. Borrowers may not repay their loans according to the terms of those loans, and the collateral securing the payment of the loans may not be sufficient to assure repayment. We may experience significant loan losses, which could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of the borrowers and the value of the real estate, which is obtained from independent appraisers, and other assets serving as collateral for the repayment of the loans.

We maintain an ALL that we consider adequate to absorb losses inherent in the loan portfolio based on our assessment of all available information. In determining the size of the allowance, we rely on an analysis of the loan portfolio based on, among other things, historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, and general economic conditions, both local and national. If management’s assumptions are wrong, the ALL may not be sufficient to cover actual loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio. Additionally, continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside management’s control, may require an increase in the ALL. Material additions to the allowance would materially decrease our net income.

Banking regulators periodically review our ALL and may require us to increase the allowance or recognize further loan charge-offs based on judgments different from those of management. Any increase in the ALL or loan charge-offs as required by regulatory authorities could have adverse effects on our operating results and financial condition.

Increases in FDIC insurance premiums may adversely affect our net income and profitability.

We are subject to the deposit insurance premiums set by the FDIC. The Dodd-Frank Act imposes additional assessments and costs with respect to our deposit insurance. Regulatory changes and any future increases or required prepayments of FDIC insurance premiums may adversely affect our earnings and financial condition. If there are additional bank or financial institution failures, or if the cost of resolving prior failures exceeds expectations, we may be required to pay even higher FDIC premiums than the recently increased levels. Furthermore, under FDIC regulations, because of the recent capital positions of CommunityOne and Granite, each institution’s assessment rates have increased from historical levels.

We may experience significant competition in our market area, which may adversely affect our business.

The commercial banking industry within our market area is extremely competitive. In addition, we compete with other providers of financial services, such as savings associations and savings banks, credit unions, insurance companies, consumer finance companies, brokerage firms, the mutual funds industry and commercial finance and leasing companies, some of which are subject to less extensive regulation than us with respect to the products and services they provide. Our larger competitors include large interstate financial holding companies that are among the largest in the nation and are headquartered in North Carolina. These companies have a significant presence in our market area, have greater resources than we do and may offer products and services that we do not offer. These institutions also may be able to offer the same products and services at more competitive rates and prices.

We also compete with a variety of institutions outside of our market area that also offer online banking services. Online competitors could result in the loss of fee income, as well as the loss of customer deposits. In addition, changes in consumer spending and saving habits could adversely affect our operations, and we may be unable to timely develop competitive new products and services in response to these changes.

Changes in interest rates may have an adverse effect on our profitability.

Our earnings and financial condition depend to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of the margin between interest rates earned on loans and investments and the interest rates paid on deposits and borrowings could adversely affect our earnings and financial condition. We can neither predict with certainty nor control changes in interest rates. These changes can occur at any time and are affected by many factors, including national, regional and local economic conditions, competitive pressures and monetary policies of the Federal Reserve. We have ongoing policies and procedures designed to manage the risks associated with changes in market interest rates. Notwithstanding these policies and procedures, changes in interest rates may have an adverse effect on our financial results.

The TARP Exchange Agreement imposes restrictions and obligations limiting our ability to access the equity capital markets.

In connection with the Recapitalization, the U.S. Treasury exchanged all of the preferred stock we had issued to the U.S. Treasury under the Capital Purchase Program or CPP for shares of our common stock, and we amended the terms of the Warrant issued to the U.S. Treasury. After February 13, 2012, the consent of the U.S. Treasury is no longer required for us to, among other things, increase quarterly common stock dividends beyond $0.10 per share or effect repurchases of common stock or other equity or capital securities. However, the U.S. Treasury retains certain “piggyback” registration rights with respect to the shares of our common stock that give it priority to sell the shares it holds in any offering of securities by FNB.

Our business could suffer if we fail to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain competent, experienced people. As a result of our participation in the CPP, and continuing until such time as the U.S. Treasury is no longer a holder of our common stock, we are required under applicable federal law to meet certain standards for executive compensation. Furthermore, our financial condition and results of operations caused our Board of Directors to freeze salaries in 2008 and therefore to become subject to regulatory restrictions on our ability to make certain payments to employees. The imposition of these compensation limits, in addition to other competitive pressures, may have an adverse effect on our ability to attract and retain skilled personnel, resulting in our not being able to hire or retain the best people. The loss of key personnel could have an adverse effect on our future results of operations.

The implementation of the Dodd-Frank Act may result in lower revenues and higher costs.

The Dodd-Frank Act includes, among other things, the establishment of strengthened capital and prudential standards for banks and bank holding companies; new limits on interchange fees on debit card transactions; enhanced regulation of financial markets, including derivatives and securitization markets; the elimination of certain trading activities from banks; a permanent increase of the FDIC deposit insurance to $250,000; the elimination of the prohibition on paying interest on demand deposits; the creation of a Financial Stability Oversight Council to identify emerging systemic risks and improve interagency cooperation; and the creation of the CFPB, which is authorized to promulgate and enforce consumer protection regulations relating to consumer financial products and services.

A number of provisions of the law, which was enacted in 2010, remain to be implemented through the rulemaking process at various regulatory agencies. We are unable to predict what the final form of these rules will be when implemented by the respective agencies, but our management believes that certain aspects of the new law, including, without limitation, the additional cost of higher deposit insurance and the costs of compliance with disclosure and reporting requirements that may be issued by the CFPB, could have a significant impact on our business, financial condition and results of operations.

Changes in laws and regulations and the regulatory environment could have a material adverse effect on FNB, CommunityOne and Granite.

We are extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole. In addition, we are subject to changes in federal and state laws and regulations, and governmental economic and monetary policies. We cannot predict whether any of these changes may adversely and materially affect us. The current regulatory environment for financial institutions, particularly with the enactment of the Dodd-Frank Act, entails significant potential increases in compliance requirements and associated costs, including those related to consumer credit, with a focus on mortgage lending.

Federal and state banking regulators also possess broad powers to take supervisory actions as they deem appropriate. These actions may result in higher capital requirements, higher insurance premiums and limitations on our activities that could have a material adverse effect on our business and profitability.

Market developments may adversely affect our industry, business and results of operations.

Significant declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. During this time, we experienced significant challenges, our credit quality has deteriorated, and net income and results of operations have been adversely affected. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. Lack of available credit, a lack of confidence in the financial sector, increased volatility in the financial markets and/or reduced business activity could materially adversely affect our business, financial condition and results of operations.

Certain provisions of our articles of incorporation, bylaws and the Tax Benefits Preservation Plan may discourage takeovers.

Our articles of incorporation and bylaws contain certain anti-takeover provisions that may discourage or may make more difficult or expensive a tender offer, change in control or takeover attempt that is opposed by our Board of Directors. In particular, our articles of incorporation and bylaws:

•	classify our Board of Directors into three classes, so that shareholders elect only one-third of our Board of Directors each year;

•	permit our Board of Directors to issue, without shareholder approval unless otherwise required by law, voting preferred stock with such terms as our Board of Directors may determine; and

•

require the affirmative vote of the holders of at least 75% of our voting shares to approve major corporate transactions unless the transaction is approved by three-fourths of our “disinterested” directors.

In addition, we adopted a Tax Benefits Preservation Plan, which provides an economic disincentive for any one person or group to acquire more than 4.99% of our common stock and for any existing 4.99% shareholder to acquire more than a specific amount of additional shares.

Our reported financial results depend on management’s selection of accounting methods and certain assumptions and estimates.

Our accounting policies and methods are fundamental to the procedures by which we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with GAAP and reflect management’s judgment of the most appropriate manner to report FNB’s financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in us reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting FNB’s financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include: the ALL; the valuation of other real estate; the determination of fair value for financial instruments; business combinations; and the accounting for income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the ALL or sustain credit losses that are significantly higher than the reserve provided or both; recognize significant impairment on its financial instruments and other intangible asset balances; or significantly increase its liabilities for taxes or pension and post retirement benefits.

Changes in accounting standards could materially affect our financial statements.

From time to time accounting standards setters change the financial accounting and reporting standards that govern the preparation of FNB’s financial statements. These changes can be hard to predict and can materially affect how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings.

We rely on other companies to provide key components of our business infrastructure.

Third party vendors provide key components of FNB’s business infrastructure such as internet connections and network access. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those which result from their failure to provide services for any reason or their poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third party vendors could also entail significant delay and expense.

We face systems failure risks as well as security risks, including “hacking” and “identity theft.”

The computer systems and network infrastructure used by us and others could be vulnerable to unforeseen problems. These problems may arise in our internal systems or the systems of our third-party vendors or both. Our operations are dependent upon our ability to protect computer equipment against damage from fire, power loss, or telecommunications failure. Any damage or failure that may cause an interruption in our operations could adversely affect our business and financial results. In addition, our computer systems and network infrastructure present security risks, and could be susceptible to hacking or identity theft.

Unpredictable catastrophic events could have a material adverse effect on us.

The occurrence of catastrophic events such as hurricanes, tropical storms, earthquakes, pandemic disease, windstorms, floods, severe winter weather (including snow, freezing rain, ice storms and blizzards), fires and other catastrophes could adversely affect our consolidated financial condition or results of operations. Unpredictable natural and other disasters could have an adverse effect on us in that such events could materially disrupt our operations or the ability or willingness of our customers to access the financial services we offer. The incidence and severity of catastrophes are inherently unpredictable. Although we carry insurance to mitigate our exposure to certain catastrophic events, these events could nevertheless reduce our earnings and cause volatility in our financial results for any fiscal quarter or year and have a material adverse effect on our financial condition or results of operations or both.

Item 1B.	UNRESOLVED STAFF COMMENTS

There were no unresolved comments received from the SEC regarding FNB’s periodic or current reports within the last 180 days prior to December 31, 2011.

Item 2.	PROPERTIES

The principal executive and administrative offices of FNB are located in an office building at 150 South Fayetteville Street, Asheboro, North Carolina. We also maintain an administrative office in Charlotte, North Carolina. CommunityOne has two other facilities in Asheboro and Granite has two facilities in Granite Falls and Hickory, North Carolina containing administrative and operational functions.

CommunityOne operates 45 branches in Archdale, Asheboro (three branches), Belmont, Biscoe, Boone, Burlington, China Grove, Cornelius, Dallas, Ellerbe, Gastonia, Graham, Greensboro (two branches), Hickory (three branches), Hillsborough, Jamestown, Kannapolis, Laurinburg, Millers Creek, Mooresville, Mt. Holly, Newton, Pinehurst, Ramseur, Randleman, Rockingham (two branches), Salisbury (two branches), Seagrove, Siler City, Seven Lakes, Southern Pines, Stanley, Statesville, Taylorsville, Trinity, West Jefferson, and Wilkesboro (two branches), North Carolina. Granite operates 18 branches in Boone, Charlotte (two branches), Conover, Cornelius, Granite Falls, Hickory (four branches), Hudson, Lenoir (two branches), Matthews, Morganton, Newton, Statesville, and Wilkesboro.

In total, 48 of our branches are owned and 15 are leased facilities, with four branches situated on land that is leased. Of our administrative and operational facilities, five of the facilities are owned and one is leased.

Item 3.	LEGAL PROCEEDINGS

On March 6, 2012, Howe Barnes Hoefer & Arnett, Inc. an affiliate of Raymond James Financial, Inc., filed a complaint in Wake County Superior Court in North Carolina seeking monetary damages against FNB and CommunityOne. The complaint alleges, among other things, breach of an agreement among FNB, CommunityOne, Howe Barnes and Sandler O’Neill & Partners, L.P., reformation of such agreement due to mutual mistake, and breach of a financial advisory agreement between FNB and Howe Barnes. We believe that we have substantive defenses and intend to vigorously defend the action. In addition, from time to time, we are subject to various claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against us incident to the operation of our business. Other than as described above, in management’s opinion, there are no proceedings pending to which we are a party or to which our property is subject, which, if determined adversely to us, would be material in relation to our shareholder’s equity or financial condition. In addition, no material proceedings are pending or are known to be threatened or contemplated against us by governmental authorities or other parties.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices and Dividend Policies

FNB’s common stock is traded on The Nasdaq Capital Market under the symbol “FNBN.”

On August 2, 2010, FNB received written notice from Nasdaq indicating that FNB was not in compliance with Rule 5450(a)(1), the bid price rule, because the closing price per share of its common stock was below $1.00 per share for 30 consecutive business days. In accordance with the rules of The Nasdaq Stock Market, FNB was afforded a 180-day grace period to achieve compliance with the bid price rule. As of January 31, 2011, FNB had not achieved compliance and submitted an application to The Nasdaq Stock Market to transfer the listing of its common stock to The Nasdaq Capital Market from The Nasdaq Global Select Market, where it had been listed. The application was granted effective February 3, 2011, and FNB became eligible for an additional 180 calendar day period, or until August 1, 2011, to achieve compliance with the bid price rule.

On June 10, 2011, FNB received a further written notice from The Nasdaq Stock Market of the Nasdaq staff’s determination that FNB had not provided a definitive plan evidencing its ability to achieve near-term compliance with all of the continued listing requirements of The Nasdaq Capital Market and, in particular, Rule 5550(a)(2), the bid price rule, and Rule 5550(b), the shareholders’ equity rule. Accordingly, unless FNB requested an appeal of this staff determination, trading of FNB’s common stock would have been suspended at the opening of business on June 21, 2011, and a Form 25-NSE would have been filed with the Securities and Exchange Commission, removing FNB’s common stock from listing and registration on The Nasdaq Stock Market. FNB appealed the Nasdaq staff’s determination. Following a hearing, FNB received written notice from The Nasdaq Stock Market of the appeals panel’s determination to grant FNB’s request to remain listed on Nasdaq, subject to certain conditions. These conditions included the closings of the Recapitalization and Merger occurring on or before October 31, 2011, FNB’s filing with the SEC on or before October 31, 2011 a current report on Form 8-K containing pro forma financial statements demonstrating in excess of $2.5 million in shareholders’ equity, and FNB common stock’s maintaining on or before November 18, 2011 a closing bid price of $1.00 or more for a minimum of ten consecutive trading days. These conditions were met, as the Recapitalization and Merger occurred on October 21, 2011 and FNB affected the Reverse Stock Split on October 31, 2011 to achieve compliance with the bid price rule by November 18, 2011. On November 30, 2011, The Nasdaq Stock Market formally notified FNB that it met the requirements for continued listing on the Nasdaq Capital Market.

The range of sale prices for the years 2011 and 2010 is set forth in the table below and is based upon information obtained from Nasdaq. As of the close of business on March 20, 2012, there were 9,180 shareholders of record of FNB. FNB is restricted from paying dividends on stock as described in item 1, Regulation and Supervision-Dividend Restrictions of this Annual Report on Form 10-K.

Calendar Period	High	Low	Dividends Declared

Quarter ended March 31, 2010	$170.00	$103.00	$—
Quarter ended June 30, 2010	242.00	67.00	—
Quarter ended September 30, 2010	93.00	45.00	—
Quarter ended December 31, 2010	74.00	27.00	—

Quarter ended March 31, 2011	$83.00	$20.00	$—
Quarter ended June 30, 2011	75.00	24.00	—
Quarter ended September 30, 2011	56.00	26.00	—
Quarter ended December 31, 2011	43.00	10.98	—

The share amounts and purchase prices above reflect adjustment for the one-for-one hundred reverse stock split effected by FNB on October 31, 2011.

Recent Sales of Unregistered Securities

The TARP Capital Purchase Program. On February 11, 2009, pursuant to the CPP and in consideration for an aggregate cash purchase price of $51.5 million, FNB issued and sold to the U.S. Treasury in a private placement transaction:

•

51,500 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $10.00 par value per share and liquidation preference $1,000 per share ($51.5 million aggregate liquidation preference)(the “Series A Preferred Stock”), and

•	a Warrant to purchase up to 22,072 shares of common stock with an exercise price of $350.00 per share, reflecting adjustment for the Reverse Stock Split effected by FNB on October 31, 2011.

The issuance and sale of the Series A Preferred Stock and warrant were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, as transactions not involving a public offering.

Exchange Agreement with Treasury. On October 21, 2011, pursuant to the terms of the TARP Exchange Agreement with U.S. Treasury, FNB and the U.S. Treasury exchanged all of the Series A Preferred Stock and all accrued and unpaid interest on the Series A Preferred Stock into 1,085,554 shares of common stock. In addition, FNB issued the Amended TARP Warrant to the U.S. Treasury, which is exercisable for an aggregate of 22,072 shares of common stock and has an exercise price of $16.00 per share. The issuance of the common stock and the Amended TARP Warrant to the U.S. Treasury was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, as a transaction not involving a public offering.

The Investment Agreements. On October 21, 2011, pursuant to the terms of the Investment Agreements, FNB issued to each Anchor Investor 4,930,314 shares of common stock at a purchase price of $16.00 per share. The aggregate consideration paid to FNB by each Anchor Investor in consideration for these securities was approximately $79 million in cash. The issuance of the common stock to the Anchor Investors was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, as transactions not involving a public offering.

The Subscription Agreements. On October 21, 2011, pursuant to the terms of the Subscription Agreements, FNB issued to the Additional Investors an aggregate of 9,514,386 shares of common stock at a purchase price of $16.00 per share. The aggregate consideration paid to FNB by the Additional Investors in consideration for these securities was $152,230,000 in cash. The issuance of the common stock to the Additional Investors was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, as transactions not involving a public offering.

Each of the above issuances reflects an adjustment for the Reverse Stock Split effected by FNB on October 31, 2011 and was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act since no such issuance involved a public offering, no such issuance was made by means of any form of general solicitation or general advertising, the investors were accredited investors, the investors had access to information about FNB and their investment, the investors took the securities for investment and not resale, and the securities issued were restricted securities and could not be resold absent registration or an available exemption from the registration requirements under the Securities Act. On November 18, 2011, FNB filed a resale registration statement on Form S-1 covering the shares of FNB common stock of the U.S. Treasury and certain of the Additional Investors, which registration statement was declared effective on January 27, 2012.

FIVE-YEAR STOCK PERFORMANCE TABLE

Performance Graph

The following graph and table compares the cumulative total shareholder return of FNB common stock for the five-year period ended December 31, 2011 with the SNL Southeast Bank Index and the Russell 3000 Stock Index, assuming an investment of $100 at the beginning of the period and the reinvestment of dividends.

FNB United Corp.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
FNB United Corp.	100.00	69.02	19.06	8.04	2.01	0.79
SNL Southeast Bank	100.00	75.33	30.50	30.62	29.73	17.39
Russell 3000	100.00	105.14	65.92	84.60	98.92	99.93

Item 6.	SELECTED FINANCIAL DATA

The tables below set forth selected consolidated financial data as of the dates or for the periods indicated. This data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Consolidated Financial Statements and Notes in Item 8 of this Report.

(dollars in thousands, except per share data)	As of and for the Year Ended December 31,
	2011	2010	2009	2008	2007
Income Statement Data
Net interest income	$39,555	$51,650	$60,535	$59,568	$63,602
Provision for loan losses	67,362	132,755	61,509	27,759	5,514
Noninterest income	21,970	27,622	13,442	19,039	18,359
Noninterest expense	125,040	75,679	111,615	112,212	57,217
Income/(loss) before goodwill impairment charges - from continuing operations	(131,518)	(130,421)	(50,166)	(2,137)	12,875
Income/(loss) from continuing operations, net of taxes	(131,518)	(130,421)	(102,561)	(58,137)	12,875
(Loss)/income from discontinued operations, net of taxes	(5,796)	(1,406)	865	(1,672)	(514)
Net income/(loss)	(137,314)	(131,827)	(101,696)	(59,809)	12,361
Preferred stock gain on retirement, net of accretion, and dividends	44,592	(3,294)	(2,871)	—	—
Net income/(loss) to common shareholders’	(92,722)	(135,121)	(104,567)	(59,809)	12,361

Period End Balances
Assets	$2,409,108	$1,902,369	$2,101,296	$2,044,434	$1,906,506
Loans held for sale (1)	4,529	—	4,567	5,695	5,779
Loans held for investment (2)	1,217,535	1,303,975	1,563,021	1,585,195	1,446,116
Allowance for loan losses (1)	39,360	93,687	49,229	34,720	17,381
Goodwill (1)	3,905	—	—	52,395	108,395
Deposits	2,129,111	1,696,390	1,722,128	1,514,747	1,441,042
Borrowings	123,910	218,315	261,459	365,757	231,125
Shareholders’ equity	129,015	(28,837)	98,359	147,917	216,256

Average Balances
Assets	$2,475,957	$2,036,603	$2,158,123	$2,040,204	$1,862,602
Loans held for sale (1)	12,849	2,731	8,347	5,622	3,531
Loans held for investment (2)	1,418,640	1,494,959	1,583,213	1,555,113	1,357,256
Allowance for loan losses (1)	66,285	62,670	31,927	20,493	15,882
Goodwill (1)	3,905	—	39,045	108,241	108,593
Deposits	2,254,060	1,725,019	1,639,830	1,483,749	1,440,604
Borrowings	190,864	226,660	334,332	322,643	188,790
Shareholders’ equity	10,953	68,190	172,217	215,571	212,841

Per Common Share Data
Net (loss)/income per share before goodwill impairment charges from continuing operations - basic and diluted	$(20.71)	$(1,170.48)	$(464.55)	$(18.73)	$113.72
Net (loss)/income per share after goodwill impairment charges from continuing operations - basic and diluted	(20.71)	(1,170.48)	(923.47)	(509.63)	113.72
Net (loss)/income per common share from discontinued operations - basic and diluted	(1.38)	(12.31)	7.58	(14.66)	(4.53)
Net (loss)/income per common share - basic and diluted	(22.09)	(1,182.79)	(915.89)	(524.29)	109.19
Cash dividends declared	—	—	5.00	45.00	60.00
Book value (3)	6.11	(714.72)	404.95	1,294.34	1,892.52
Tangible book value (3)	5.54	(751.24)	361.46	785.44	886.48

Performance Ratios
Return on average assets before goodwill impairment charges	(5.31)%	(6.40)%	(2.32)%	(0.10)%	0.69%
Return on average assets	(5.31)	(6.40)	(4.75)	(2.85)	0.69
Return on average tangible assets (3)	(5.33)	(6.42)	(4.85)	(3.02)	0.74
Return on average equity before goodwill impairment charges (4)	(1,200.75)	(191.26)	(29.13)	(0.99)	6.05
Return on average equity (4)	(1,200.75)	(191.26)	(59.55)	(26.97)	6.05
Return on average tangible shareholders’ equity (3)	(15,807.45)	(205.09)	(80.26)	(58.11)	13.53
Net interest margin (tax equivalent)	1.76	2.81	3.12	3.40	4.01
Dividend payout on common shares	N/M	N/M	N/M	(0.09)	0.55

Asset Quality Ratios
Allowance for loan losses to period end loans held for investment (1)	3.23%	7.18%	3.15%	2.19%	1.20%
Nonperforming loans to period end allowance for loan losses (1)	269.24	352.12	354.29	276.57	107.63
Net charge-offs (annualized) to average loans held for investment	8.58	5.92	2.97	0.67	0.28
Nonperforming assets to period end loans held for investment and foreclosed property (5)	16.29	28.70	13.12	6.45	1.50

Capital and Liquidity Ratios
Average equity to average assets	0.44%	3.35%	7.98%	10.57%	11.43%
Total risk-based capital	13.81	(2.56)	10.29	10.39	10.43
Tier 1 risk-based capital	11.71	(2.56)	6.86	6.94	8.03
Leverage capital	6.70	(1.86)	5.68	6.11	7.54
Average loans to average deposits	62.94	86.66	96.55	104.81	94.21
Average loans to average deposits and borrowings	58.02	76.60	80.20	86.09	83.30

(1)	Excludes discontinued operations.
(2)	Loans held for investment, net of unearned income, before allowance for loan losses. 2011 ending balance includes loans acquired from Granite.
(3)	Refer to the “Non-GAAP Measures” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(4)	Net loss to common shareholders, which excludes preferred stock dividends, divided by average realized common equity which excludes accumulated other comprehensive loss.
(5)	Nonperforming loans and nonperforming assets include loans past due 90 days or more that are still accruing interest.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the financial condition and results of operations of FNB represents an overview of the consolidated financial conditions and results of operations of FNB for each of the last three years. Certain reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes presented in Item 8 of this Report. Results of operations for the periods included in this review are not necessarily indicative of results to be obtained during any future period.

Important Note Regarding Forward-Looking Statements

This Report on Form 10-K contains statements that FNB believes are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. These statements generally relate to FNB’s financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking terminology, such as “believes,” “expects,” or “are expected to,” “plans,” “projects,” “goals,” “estimates,” “may,” “should,” “could,” “would,” “intends to,” “outlook” or “anticipates,” or variations of these and similar words, or by discussions of strategies that involve risks and uncertainties. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to, those described in this Report on Form 10-K, or the documents incorporated by referenced in it. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information actually known to us at the time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Forward-looking statements contained in this Report on Form 10-K are based on current expectations, estimates and projections about FNB’s business, management’s beliefs and assumptions made by management. These statements are not guarantees of FNB’s future performance and involve certain risks, uncertainties and assumptions (called Future Factors), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. Future factors include, without limitation:

•	changes in interest rates, spreads on earning assets and interest-bearing liabilities, the shape of the yield curve and interest rate sensitivity;

•	a prolonged period of low interest rates;

•	continued and increased credit losses and material changes in the quality of our loan portfolio;

•	continued decline in the value of our OREO;

•	financial resources in the amount, at the times and on the terms required to support our future business;

•	increased competitive pressures in the banking industry or in FNB’s markets;

•	less favorable general economic conditions, either nationally or regionally; resulting in, among other things, a reduced demand for credit or other services;

•	continued deterioration in the housing markets and reduced demand for mortgages;

•	changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	the outcome of legislation and regulation affecting the financial services industry, including FNB, including the effects underway as a result of the implementation of the Dodd-Frank Act;

•	changes in accounting principles and standards;

•	adverse changes in financial performance or condition of FNB’s borrowers, which could affect repayment of such borrowers’ outstanding loans;

•	containing costs and expenses;

•	increasing price and product/service competition by competitors;

•	rapid technological development and changes;

•	the effect of any mergers, acquisitions or other transactions to which we or our subsidiary may from time to time be a party;

•	FNB’s failure of assumptions underlying the establishment of our ALL; and

•	FNB success at managing the risks involved in the foregoing.

All forward-looking statements speak only as of the date on which such statements are made, and FNB undertakes no obligation to update any statement, to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Important Factors Impacting Comparability of Results

We have accounted for our purchase of Granite Corp., using the acquisition method of accounting as of October 21, 2011, the acquisition date. The results of our operations for the year ended December 31, 2011 include the results of Granite Corp. for the 71 day period from October 21, 2011 through December 31, 2011. The results of operations for the years ended December 31, 2010 and 2009 do not reflect the results of Granite Corp. for those periods. Our balance sheet as of December 31, 2011 includes the assets, liabilities and equity of Granite Corp., while our balance sheets as of December 31, 2010 and 2009 do not include the assets, liabilities and equity of Granite Corp. as of those dates.

Executive Overview

We are a bank holding company headquartered in Asheboro, North Carolina. We operate two bank subsidiaries: CommunityOne Bank, N.A. (“CommunityOne”), a national banking association headquartered in Asheboro, North Carolina and, through Bank of Granite Corporation (“Granite Corp.”), Bank of Granite (“Granite”), a state chartered bank headquartered in Granite Falls, North Carolina. As of December 31, 2011, CommunityOne had 45 branches, $843.9 million in loans and $1.4 billion in deposits. As of December 31, 2011 Granite had 18 branches, $373.9 million in loans and $688.5 million in deposits. Our common stock trades on the Nasdaq Capital Market under the symbol “FNBN”.

Through our bank subsidiaries, we offer a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers through operations located in Alamance, Alexander, Ashe, Burke, Caldwell, Catawba, Chatham, Gaston, Guilford, Iredell, Mecklenburg, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes counties in North Carolina. Management believes that the banks have a relatively stable deposit base and no material amount of deposits is obtained from any single depositor or group of depositors, including federal, state and local governments.

CommunityOne owns three subsidiaries: Dover Mortgage Company (“Dover”); First National Investor Services, Inc.; and Premier Investment Services, Inc. (“Premier”). Dover previously engaged in the business of originating, underwriting and closing mortgage loans for sale in the secondary market. Dover ceased operations in the first quarter of 2011 and filed for Chapter 11 bankruptcy on February 15, 2012. First National Investor Services, Inc. holds deeds of trust for CommunityOne. Premier is inactive. Through Granite Corp., we also own Granite Mortgage, Inc., which ceased mortgage operations in 2009 and filed for Chapter 11 bankruptcy on February 15, 2012. FNB also owns FNB United Statutory Trust I, FNB United Statutory Trust II, and Catawba Valley Capital Trust II, which were formed to facilitate the issuance of trust preferred securities.

We earn revenue primarily from interest on loans, securities investments and fees charged for financial services provided to our customers. Offsetting these revenues are the cost of deposits and other funding sources, provision for loan losses and write-downs in the value of our OREO, and other operating costs such as: salaries and employee benefits, occupancy, data processing expenses and tax expense.

During 2011, our primary goal was to secure additional equity capital, add critical management expertise, and reduce problem assets, all as part of a strategic plan to comply with the Orders. We made significant progress against these goals and are pleased to report that on October 21, 2011, we completed the following transactions as part of a recapitalization (the “Recapitalization”):

•

A capital raise of $310 million in a private placement (the “Private Placement”), at a price of $16.00 per share (taking into effect the Reverse Stock Split), with investments from (1) affiliates of each of The Carlyle Group (“Carlyle”), and Oak Hill Capital Partners (“Oak Hill Capital” and, together with Carlyle the “Anchor Investors”), pursuant to investment agreements with each of the Anchor Investors, and (2) various other investors, including certain of our directors and officers (“the Additional Investors”), and, together with the Anchor Investors, the Investors, pursuant to subscription agreements, with each of such Additional Investors;

•

Concurrently with the Private Placement, (1) the exchange of 51,500 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A par value $10.00 per share and liquidation preference $1,000 per share, held by the U.S. Treasury and all accrued and unpaid dividends thereon, for an aggregate of 1,085,554 shares of our common stock, pursuant to an agreement between FNB United and the U.S. Treasury (the “TARP Exchange Agreement”), and (2) the amendment of the warrant (the “Amended TARP Warrant”), issued to the U.S. Treasury to purchase 22,072 shares of our common stock at an exercise price of $16.00 per share; and

•

The settlement by CommunityOne of $2.5 million aggregate principal amount of subordinated debt outstanding and held by SunTrust Bank (“SunTrust”) for cash in the amount equal to the sum of 35% of the principal amount thereof plus 100% of the unpaid and accrued interest thereon as of the closing date, and the repurchase by CommunityOne from SunTrust of the shares of nonvoting, nonconvertible, nonredeemable cumulative preferred stock of CommunityOne held by SunTrust and having an aggregate liquidation preference of $12.5 million for cash in an amount equal to the sum of 25% of the aggregate liquidation preference plus 100% of the unpaid and accrued dividends thereon as of the closing date.

In connection with the Recapitalization, on October 21, 2011, we also consummated the acquisition of Granite Corp., pursuant to the terms and conditions of the Agreement and Plan of Merger, dated as of April 26, 2011 (as amended, the “Merger Agreement”), by and among FNB, Merger Sub and Granite Corp. Under this agreement, Merger Sub merged with and into Granite Corp., with Granite Corp continuing as the surviving corporation and as a wholly owned subsidiary of FNB.

Upon the closing of the Merger, each outstanding share of Granite Corp. common stock, par value $1.00 per share, other than shares held by FNB, Granite Corp. or any of their respective wholly owned subsidiaries and other than shares owned in a fiduciary capacity or as a result of debts previously contracted, was converted into the right to receive 3.375 shares of FNB’s common stock. As a result of the Merger, we issued approximately 521,595 shares of FNB common stock to Granite Corp. stockholders in the aggregate adjusting for the Reverse Stock Split discussed below.

Immediately following the consummation of the Recapitalization and the Merger, nine members of the Board of Directors resigned. H. Ray McKenney, Jr. and R. Reynolds Neely, Jr., remained on the Board of Directors following the Recapitalization and Merger. Boyd C. Wilson, Jr., formerly a director of Granite Corp.; John Bresnan, a Managing Director of Carlyle; Scott B. Kauffman, a Principal of Oak Hill Capital, Brian E. Simpson, Robert L. Reid, Austin A. Adams, Jerry R. Licari, J. Chandler Martin and Louis A. “Jerry” Schmitt were appointed to the Board of Directors. Each of the newly appointed directors will serve until their election at the next appropriate annual meeting of shareholders and until any of their successors are duly elected and qualified, or until each such individual’s earlier death, resignation or removal.

Additionally, the following individuals were appointed as the executive officers of FNB upon the completion of the Recapitalization and the Merger: Brian E. Simpson, Chief Executive Officer; Robert L. Reid, President; and David L. Nielsen, Chief Financial Officer. Additionally, our new senior management team includes David C. Lavoie as Chief Risk Officer, Gregory P. Murphy as Chief Workout Officer, and Angus M. McBryde III as Treasurer.

On October 31, 2011, we affected a one-for-one hundred Reverse Stock Split of our common stock, for which shareholder approval was obtained on October 19, 2011. The Reverse Stock Split was effective as of the close of business on October 31, 2011 in accordance with the filing of Articles of Amendment to our Articles of Incorporation with the Secretary of State of North Carolina.

To protect our ability to use certain tax assets, such as net operating loss carryforwards to offset future income, we have established a Tax Benefits Preservation Plan, dated as of April 15, 2011. Pursuant to this Plan, on April 8, 2011, the FNB Board of Directors declared a dividend of one preferred share purchase right (“Right”) in respect of each share of common stock of FNB outstanding at the close of business on April 25, 2011, referred to as Record Date, and to become outstanding between the Record Date and the earliest of the Distribution Date, the Redemption Date and the Final Expiration Date as defined in the Plan. Each Right represents the right to purchase, upon the terms and subject to the conditions in the Plan, 1/100th of a share of Junior Participating Preferred Stock, Series B, par value $10.00 per share, as adjusted for the Reserve Stock Split, for $0.64, subject to adjustment in the event of a stock split or dividends relating to the Preferred Stock. FNB’s use of the Tax Benefits in the future would be significantly limited if it experiences an “ownership change” for U.S. federal income tax purposes. In general, an “ownership change” will occur if there is a cumulative increase in FNB’s ownership by “5-percent shareholders” (as defined under U.S. income tax laws) that exceeds 50 percentage points over a rolling three-year period. The Plan is designed to reduce the likelihood that we will experience an ownership change by discouraging any person from becoming a beneficial owner of 4.99% or more of the then outstanding common shares. There is no guarantee, however, that the Plan will prevent FNB from experiencing an ownership change.

During 2012, we intend to distribute to each holder of record of our common stock as of the close of business on October 20, 2011, or the business day immediately preceding the closing date of the Merger, in a Warrant Offering non-transferable warrants to purchase common stock from FNB. As a result of the Reverse Stock Split, in this Warrant Offering, each shareholder will receive a warrant to purchase one share of our common stock for every 400 shares of common stock held as of October 20, 2011, at an exercise price of $16.00 per share.

Our net loss from continuing operations increased by 0.8% to $131.5 million in 2011, compared to a net loss of $130.4 million the previous year. The primary drivers of our results were the significant loan and OREO resolution activity during 2011 and reductions in nonperforming assets, and the impact of that activity on reduced provision for loan losses increased OREO expenses and reduced loan income during 2011. The purchase of Granite on October 21, 2011 also contributed $3 million of net income for the 71 days we owned it. Diluted loss per common share from continuing operations declined from $1,170.48 in 2010 to $20.71 in 2011, primarily as a result of the additional 21 million common shares we issued in connection with the Recapitalization adjusted for the Reverse Stock Split and $44.6 million of gains on the retirement of preferred stock, net of accretion and dividends.

Our principal source of revenue is net interest income and we experienced significant pressure on our net interest margin in 2011, falling from 2.81% in 2010 to 1.76% in 2011, reflecting the impact of nonperforming loans in the process of resolution, the holding of excess cash positions in low yielding accounts with the Federal Reserve, the impact of sales of investment securities in 2010 and 2011 with proceeds reinvested at lower rates, offset by continued reduction in the cost of interest bearing liabilities, primarily deposits, and the impact of the assets and liabilities acquired in the Merger.

Problem asset resolution activity was robust during 2011 as we moved aggressively to reduce problem asset levels. Including the Merger, net loan charge-offs increased to $121.7 million in 2011, compared to $88.5 million in 2010, and OREO expenses, including gains and losses on sale and write-downs, increased $36.9 million in 2011 to $51.4 million. During 2011 we foreclosed on $132.5 million of net loans and transferred them to OREO and disposed of $77.2 million in nonperforming loans and OREO through sales. As a result of these efforts, nonperforming assets decreased 44.8% to $216.4 million at December 31, 2011, from $392.3 million at the close of 2010. Excluding the impact of the OREO assets acquired in the Granite acquisition, nonperforming assets dropped 49.2%, or $193.0 million, at CommunityOne from December 31, 2010 levels. The level of nonperforming loans decreased 67.9% from 2010 to 2011, from $329.9 million or 25.3% of loans held for investment at December 31, 2010 to $106.0 million, or 8.7% of loans held for investments at December 31, 2011. With the improved asset quality profile, the provision for loan losses decreased 49.3% to $67.4 million in 2011, compared to $132.8 million in 2010. Accordingly, the ALL decreased to 3.23% of loans held for investment at December 31, 2011, a decrease from 7.18% in 2010. Excluding the loans acquired in the Merger, recorded at estimated fair value and which required no ALL at December 31, 2011, the ALL as a percentage of loans held for investment was 4.67%. Nonperforming assets decreased to 9.0% of total assets in 2011 from 20.6% in 2010.

Our total assets at December 31, 2011, including discontinued operations, were $2.4 billion, up 26.6%, or $506.7 million, from December 31, 2010, primarily as a result of the Merger. Our gross loans declined significantly in 2011 as a result of payoffs, charge-offs and problem loan resolution through loan sale or foreclosure. Gross loans amounted to $1.2 billion at December 31, 2011, decreasing 6.6% from the prior year, and decreasing by 35.3% when excluding the impact of loans acquired in the Merger. As a result of the cash received as part of the Recapitalization, the problem asset resolution efforts and pay down activity in our loan portfolio, we held $553.4 million in cash, due from banks and interest bearing bank balances, primarily being held as excess cash at the Federal Reserve at December 31, 2011, a 245% increase from 2010. Subsequent to the Recapitalization, we have worked to reduce our excess liquidity position by reducing non-core liabilities, including the repayment of $86 million in short term Federal Home Loan Bank (“FHLB”) advances, and the managed attrition of some single product and public funds CD deposits. Excluding the impact of the Merger, total deposits were reduced 15.1% from 2010, and including the Merger, total deposits increased $432.7 million, or 25.5% to $2.1 billion in 2011 from the prior year.

Looking forward to 2012, we have set out three core objectives for our company: (1) continue to reduce problem asset levels and increase asset quality, (2) return CommunityOne and Granite to service in their communities and grow our loan portfolios, and (3) integrate CommunityOne and Granite flawlessly. These three objectives are expected to be our focus during 2012.

We are continuing our efforts to reduce problem asset levels, and we have increased our overall work out staffing, focused on identifying problem assets early, moving those assets to nonaccrual status when appropriate, and working out or transferring those assets to OREO. We also are continuing our successful loan note sale and OREO property sale programs put in place at CommunityOne during 2011, and extending them to Granite. We have instituted a dual signature loan approval process and adopted new credit policies and procedures, which are in the process of being rolled out to both CommunityOne and Granite. We also have created an internal loan review function responsible for reviewing loan portfolios and credit processes.

Continuing with our back to business efforts, we are making great progress in returning our 100+ year old CommunityOne and Granite franchises back to service in their communities. We have reorganized the banks into 4 key business lines: a commercial banking line, a retail banking line, a mortgage banking line and a wealth management line and have completed the selection and naming of key officers in each business. Lending has resumed with clear parameters, targets and goals, and the mortgage area in particular has begun 2012 with good demand, particularly in the refinancing area.

To achieve our goal of integrating CommunityOne and Granite flawlessly, we are well into the planning stages of merging the two institutions, subject to obtaining required regulatory approvals to do so. Merging the institutions in a flawless manner will minimize disruption to our customer base and aid in the achievement of our merger integration goals.

Results of Operations

Net loss from continuing operations for 2011 was $131.5 million, as compared to a net loss of $130.4 million in 2010, resulting in diluted loss per common share from continuing operations of $1,170.48 in 2010 as compared to diluted loss per common share from continuing operations of $20.71 in 2011. The primary drivers of our results were the significant loan and OREO resolution activity during 2011 and reductions in nonperforming assets, and the impact of that activity on reduced provision for loan losses, increased OREO expenses and reduced loan income during 2011. The 2011 results of operations include the results of Granite beginning October 21, 2011, the Merger date.

Return on average assets was (5.31)% in 2011, compared to (6.40) % in 2010 and (4.75)% in 2009. Return on average shareholders’ equity decreased from (59.55)% in 2009 to (191.26)% in 2010 to (1,200.75)% in 2011. In 2011, return on average tangible assets and average tangible equity (calculated by deducting average goodwill and core deposit premiums from average assets and from average equity) amounted to (5.33)% and (15,807.45)%, respectively, compared to (6.42)% and (205.09)% in 2010 and (4.85)% and (80.26)% in 2009.

Net Interest Income

Our principal source of revenue is net interest income. Net interest income represents the difference between interest and fees on interest-earning assets, principally loans and investments, and interest expense on interest-bearing liabilities, principally customer deposits. Net interest income is affected by changes in interest rates and spreads and changes in the average balances and mix of interest-earning assets and interest-bearing liabilities.

Table 1 sets forth for the periods indicated information with respect to FNB’s average balances of assets and liabilities, as well as the total dollar amounts of interest income (taxable equivalent basis) from earning assets and interest expense on interest-bearing liabilities, resultant rates earned or paid, net interest income, net interest spread and net yield on earning assets. Net interest spread refers to the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. Net yield on earning assets, or net interest margin, refers to net interest income divided by average earning assets and is influenced by the level and relative mix of earning assets and interest-bearing liabilities.

Table 1

Average Balance Sheet and Net Interest/Dividend Income Analysis

Fully Taxable Equivalent Basis

	Year Ended December 31,
	2011			2010			2009
(dollars in thousands)	Average Balance (3)	Income / Expense	Average Yield / Rate	Average Balance (3)	Income / Expense	Average Yield / Rate	Average Balance (3)	Income / Expense	Average Yield / Rate
Interest earning assets:
Loans (1)(2)	$1,424,332	$52,876	3.71%	$1,497,690	$68,569	4.58%	$1,591,560	$82,914	5.21%
Taxable investment securities	479,038	9,484	1.98	255,629	11,976	4.68	281,047	16,256	5.78
Tax-exempt investment securities (1)	5,150	346	6.72	33,169	1,551	4.68	49,884	2,256	4.52
Overnight Federal funds sold	—	—	—	1,585	3	0.19	10,851	21	0.19
Other earning assets	363,902	820	0.23	48,702	500	1.03	19,326	377	1.95
Assets of discontinued operations	7,157	67	0.94	33,614	552	1.64	48,660	1,661	3.41

Total earning assets	2,279,579	63,593	2.79	1,870,389	83,151	4.45	2,001,328	103,485	5.17

Non-earning assets:
Cash and due from banks	33,819			64,686			26,381
Goodwill and core deposit premium	11,307			4,598			44,438
Other assets, net	150,047			93,084			83,095
Assets of discontinued operations	1,205			3,846			2,881

Total assets	$2,475,957			$2,036,603			$2,158,123

Interest-bearing liabilities:
Interest-bearing demand deposits	$319,488	$1,759	0.55%	$228,054	$2,277	1.00%	$198,343	$2,250	1.13%
Savings deposits	64,996	122	0.19	43,224	112	0.26	40,301	106	0.26
Money market deposits	420,984	2,114	0.50	321,180	3,129	0.97	308,690	4,381	1.42
Time deposits	1,200,448	15,684	1.31	974,192	19,393	1.99	940,138	25,753	2.74
Retail repurchase agreements	8,973	52	0.58	13,355	98	0.73	18,737	127	0.68
Federal Home Loan Bank advances	122,388	2,547	2.08	140,078	3,517	2.51	185,284	5,795	3.13
Federal funds purchased	—	—	—	1,537	4	0.26	58,609	156	0.27
Other borrowed funds	59,503	1,298	2.18	71,690	2,105	2.94	71,702	2,407	3.36

Total interest-bearing liabilities	2,196,780	23,576	1.07	1,793,310	30,635	1.71	1,821,804	40,975	2.25

Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	248,144			158,369			152,358
Other liabilities	16,684			15,852			10,028
Shareholders’ equity/(deficit)	10,953			68,190			172,217
Liabilities of discontinued operations	3,396			882			1,716

Total liabilities and equity	$2,475,957			$2,036,603			$2,158,123

Net interest income and net yield on earning assets (4)		$40,017	1.76%		$52,516	2.81%		$62,510	3.12%

Interest rate spread (5)			1.72%			2.74%			2.92%

(1)	The fully tax equivalent basis is computed using a federal tax rate of 35%.
(2)	Average loan balances include nonaccruing loans and loans held for sale.
(3)	Average balances include market adjustments to fair value for securities and loans held for sale.
(4)	Net yield on earning assets is computed by dividing net interest income by average earning assets.
(5)	Earning asset yield minus interest bearing liabilities rate.

Net interest income was $39.6 million in 2011, compared to $51.7 million in 2010. This decrease of $12.1 million, or 23.4%, resulted primarily from a 21.9% increase in the level of average earning assets offset by a decline in the net yield on earning assets, or net interest margin, from 2.81% in 2010 to 1.76% in 2011. Primary drivers of this 1.05% decrease in net interest margin in 2011 were the impact of nonperforming loans and lower interest rates on loan renewals during 2011 on loan portfolio yields, a decrease in average investment portfolio yields as a result of lower reinvestment yields following significant portfolio sales in 2010 and 2011, and an increase in other earning assets resulting primarily from the Recapitalization and the Merger which were invested primarily at the Federal Reserve at a low average yield. In 2010, the decrease in net interest income of $9.9 million, or 14.7%, resulted primarily from a 6.5% decrease in the level of average earning assets accompanied by a decline in the net yield on earning assets, or net interest margin, from 3.12% in 2009 to 2.81% in 2010. On a taxable equivalent basis, the changes in net interest income were a $12.5 million decrease in 2011 and a decrease of $10.0 million for 2010, reflecting changes in the relative mix of taxable and non-taxable earning assets in each year.

In 2011, the net interest spread decreased by 102 basis points from 2.74% in 2010, to 1.72% in 2011, reflecting the net effect of decreases in both the average total yield on earning assets and the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets decreased by 166 basis points, from 4.45% in 2010 to 2.79% in 2011, offset by a decrease in the cost of funds of 64 basis points, from 1.71% to 1.07%. In 2010, the 18 basis point decrease in net interest spread resulted from a 72 basis points decrease in the yield on earning assets, which was partially offset by a 54 basis points decrease in the cost of funds.

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

Table 2

Volume and Rate Variance Analysis

(dollars in thousands)	2011 vs 2010			2010 vs 2009
	Volume Variance	Rate Variance	Total Variance	Volume Variance	Rate Variance	Total Variance
Interest income:
Loans, net	$(3,359)	$(12,334)	$(15,693)	$(4,890)	$(9,455)	$(14,345)
Taxable investment securities	10,467	(12,959)	(2,492)	(1,470)	(2,810)	(4,280)
Tax exempt investment securities	(1,310)	105	(1,205)	(756)	51	(705)
Overnight Federal funds sold	(3)	—	(3)	(18)	—	(18)
Other earning assets	3,236	(2,916)	320	573	(450)	123
Assets of discontinued operations	(434)	(51)	(485)	(514)	(595)	(1,109)

Total interest income	8,597	(28,155)	(19,558)	(7,075)	(13,259)	(20,334)

Interest expense:
Interest-bearing demand deposits	913	(1,431)	(518)	337	(310)	27
Savings deposits	56	(46)	10	8	(2)	6
Money market deposits	972	(1,987)	(1,015)	177	(1,429)	(1,252)
Time deposits	4,504	(8,213)	(3,709)	933	(7,293)	(6,360)
Retail repurchase agreements	(32)	(14)	(46)	(36)	7	(29)
Federal Home Loan Bank advances	(444)	(526)	(970)	(1,414)	(864)	(2,278)
Federal funds purchased	(4)	—	(4)	(152)	—	(152)
Other borrowed funds	(358)	(449)	(807)	—	(302)	(302)

Total interest expense	5,607	(12,666)	(7,059)	(147)	(10,193)	(10,340)

Increase (decrease) in net interest income	$2,990	$(15,489)	$(12,499)	$(6,928)	$(3,066)	$(9,994)

Provision for Loan Losses

This provision is the charge against earnings added to the ALL each year, net of charge-offs and recoveries, to provide a level of allowance considered appropriate to absorb probable losses inherent in the loan portfolio. The amount of each year’s charge is affected by several considerations, including management’s evaluation of various risk factors in determining the adequacy of the allowance (see “Asset Quality” below), actual loan loss experience and loan portfolio growth.

The provision for loan losses was $67.4 million in 2011, $132.8 million in 2010 and $61.5 million in 2009. These changes in the level of the provision for loan losses are discussed and analyzed in detail as part of the discussions in the “Asset Quality” section.

Noninterest Income

Noninterest income, excluding discontinued operations, decreased $5.7 million, or 20.5%, to $22.0 million, compared to $27.6 million in 2010. Mortgage loan income, primarily fee income related to loans sold to the secondary market, decreased $2.1 million in 2011 as we retained more mortgages on our balance sheet and as a result of lower production volumes in 2011. Service charges on deposit accounts decreased $1.2 million in 2011 to

$6.2 million, from $7.4 million in 2010, primarily relating to the impact of changes to Regulation E, which restricted our ability to charge overdraft fees on debit card transactions and required customers with existing accounts to opt in for overdraft coverage of certain types of banking activities. Net securities gains declined $3.3 million in 2011 to $7.3 million, from $10.6 million in 2010.

In 2010 noninterest income was $27.6 million, a $14.2 million, or 105.5%, increase as compared to $13.4 million in 2009. Of this increase, $5.0 million was attributable to a non-recurring other-than-temporary impairment (“OTTI”) charge in 2009 on an investment security that reduced 2009 noninterest income. Mortgage loan income increased $0.5 million in 2010 on increased production and sales of loans in the secondary market. Service charges on deposit accounts decreased $1.6 million in 2010 to $7.4 million, from $9.0 million in 2009, primarily relating to the impact of Regulation E beginning in July of 2010. Net securities gains of $10.6 million were recognized in 2010 compared to $1.0 million in 2009.

Table 3

Noninterest Income

(dollars in thousands)	December 31,
	2011	2010	2009
Service charges on deposit accounts	$6,203	$7,358	$8,956
Mortgage loan income	7	2,120	1,580
Cardholder and merchant services income	3,182	3,000	2,514
Trust and investment services	1,163	1,946	1,741
Bank-owned life insurance	1,203	988	1,068
Other service charges, commissions and fees	770	1,067	1,147
Gain on extinguishment of debt	1,625	—	—
Securities gains, net	7,298	10,647	989
Net (loss)/gain on fair value swap	(339)	273	66
Net impairment loss recognized in earnings	—	—	(4,985)
Other income	858	223	366

Total noninterest income	$21,970	$27,622	$13,442

Noninterest Expense

Noninterest expense increased $49.4 million, or 65.2%, to $125.0 million in 2011, from $75.7 million in 2010. The largest component of this change was an increase in our OREO expense, including valuation adjustments and gains and losses on sale, of $51.4 million in 2011 compared to $14.5 million in 2010, as a result of accelerated asset resolution and disposition activity during 2011 and valuation adjustments required on OREO properties due to continued weakness in the economy and the effect that the current economic environment is having on the valuation of real estate. In connection with our asset resolution efforts we also incurred increased loan collection expense in 2011 of $4.0 million, to $5.0 million, and recognized a $1.2 million loss on the sales of nonperforming loans. We also incurred one-time merger related expenses of $1.2 million in connection with the Merger. Excluding these items, $4.0 million of noninterest expenses at Granite incurred from the acquisition date and a $3.0 million mortgage servicing rights impairment charge incurred in 2010, noninterest expense was $62.1 million in 2011, compared to $57.2 million in 2010, an increase of $5.0 million or 8.7%. FDIC insurance for 2011 was $6.7 million compared to $5.9 million for 2010, a 14.5% increase year over year attributable to increased insurance premium assessments and the impact of the Granite acquisition.

Noninterest expense decreased $35.9 million in 2010 to $75.7 million, from $111.6 million in 2009, primarily as a result of goodwill impairment charges we recorded in 2009 of $52.4 million. OREO-related expenses increased 318.5% to $14.5 million in 2010, compared to $3.5 million in 2009, as a result of valuation adjustments required on OREO properties due to weakness in the economy and the effect of the economic environment on the valuation of real estate. Excluding the 2009 goodwill impairment charges, other real estate expenses, loan collection expenses and the mortgage servicing rights impairment we recorded in 2010, noninterest expense was $57.2 million for 2010, compared to $55.0 million in 2009, an increase of $2.1 million or 3.9%. FDIC insurance for 2010 was $5.9 million compared to $4.2 million for 2009, a 40.4% increase year over year.

On November 12, 2009, the FDIC imposed a 13-quarter prepayment of FDIC premiums to replenish the depleted insurance fund requiring insured depository institutions to prepay their estimated quarterly regular risk-based assessments for the fourth quarter of 2009, through the fourth quarter of 2012 on December 30, 2009, at the same time that institutions paid their regular quarterly deposit insurance assessments for the third quarter of 2009. As of December 31, 2011, CommunityOne had no remaining balance in the FDIC prepaid assessment.

Table 4

Noninterest Expense

(dollars in thousands)	December 31,
	2011	2010	2009
Personnel expense	$27,725	$25,931	$27,085
Net occupancy expense	4,933	4,768	5,297
Furniture, equipment and data processing expense	6,648	6,744	6,816
Professional fees	7,335	3,680	1,888
Stationery, printing and supplies	471	491	607
Advertising and marketing	645	1,479	1,876
Other real estate owned expense	51,424	14,532	3,472
Credit/debit card expense	1,674	1,715	1,672
FDIC insurance	6,706	5,856	4,170
Goodwill impairment	—	—	52,395
Loan collection expense	5,032	1,001	727
Merger-related expense	1,236	—	—
Mortgage servicing rights impairment	—	2,995	—
Prepayment penalty on borrowings	1,605	959	—
Loss on sale of loans held for sale	1,241	—	—
Core deposit intangible amortization	897	795	795
Other expense	7,468	4,733	4,815

Total noninterest expense	$125,040	$75,679	$111,615

Provision for Income Taxes

Excluding discontinued operations, FNB had an income tax expense totaling $0.6 million for the year ended 2011 compared to an income tax expense of $1.3 million for the same period in 2010. The decrease for 2011, compared to the prior year, resulted primarily from the impact of the change in the market value of available-for-sale securities on deferred tax assets and the corresponding valuation allowance. FNB’s provision for income taxes, as a percentage of loss before income taxes, excluding discontinued operations, was 0.5% for the year ended December 31, 2011, compared to 1.0% for the same period ended 2010.

Excluding discontinued operations, FNB had an income tax expense totaling $1.3 million for the year ended 2010 compared to an income tax expense of $3.4 million for the same period in 2009. The decrease for 2010, compared to the prior year, resulted primarily from the impact of the change in the market value of available-for-sale securities on deferred tax assets and the corresponding valuation allowance. FNB’s provision for income taxes, as a percentage of loss before income taxes, excluding discontinued operations, was 1.0% for the year ended December 31, 2010, compared to 4.0% for the same period ended 2009.

During 2009 and 2010, the deferred tax asset was evaluated to determine the amount of deferred tax assets that were realizable in the foreseeable future. In assessing whether deferred tax assets will be realized, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In evaluating the positive and negative evidence to support the realization of the asset under current guidance, there is insufficient positive evidence to support a conclusion that it is more likely than not this asset will be realized in the foreseeable future. A valuation allowance was established with respect to the amount for which it was determined that realization was not more-likely-than-not, and we maintained a full valuation allowance for deferred tax asset less the deferred tax assets associated with unrealized losses on investment securities at December 31, 2011 and 2010. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense in continuing operations or other comprehensive income, as appropriate.

Liquidity

Liquidity for FNB refers to its continuing ability to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to FNB for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from three major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold, and (c) the investment securities portfolio. At December 31, 2011, the total amount these three items was $984.7 million, or 40.9% of total assets, increased by $518.8 million from $465.9 million, or 24.5% of total assets, at December 31, 2010.

A stable deposit base, supplemented by FHLB advances and a modest amount of brokered time deposits, has been sufficient to meet CommunityOne and Granite’s loan demands. Additionally, FNB’s investment securities portfolio provides a source of readily available liquidity.

Contractual Obligations

Under existing contractual obligations, we will be required to make payments in future periods. Table 5 presents aggregated information about the payments due under such contractual obligations at December 31, 2011. Benefit plan payments cover estimated amounts due through 2021.

Table 5

Contractual Obligations

(dollars in thousands)	Payments Due by Period at December 31, 2011
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits	$1,790,010	$285,213	$53,878	$10	$2,129,111
Retail repurchase agreements	8,838	—	—	—	8,838
Federal Home Loan Bank advances	—	8,000	—	50,370	58,370
Trust preferred securities	—	—	—	56,702	56,702
Lease obligations	1,510	2,440	2,085	10,172	16,207
Estimated benefit plan payments:
Pension	715	1,485	1,618	4,277	8,095
Other	312	376	369	978	2,035

Total contractual cash obligations	$1,801,385	$297,514	$57,950	$122,509	$2,279,358

Commitments, Contingencies and Off-Balance Sheet Risk

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at December 31, 2011 are discussed below.

Commitments by CommunityOne and Granite to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2011, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $265.9 million. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements. FNB evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

CommunityOne and Granite issue standby letters of credit whereby each guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to standby letters of credit was $1.8 million at December 31, 2011 and $1.9 million at December 31, 2010.

CommunityOne’s and Granite’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend is represented by the contractual notional amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. The fair value of these commitments was not considered material.

FNB does not have any special purpose off-balance sheet financing.

Asset/Liability Management and Interest Rate Sensitivity

One of the primary objectives of asset/liability management is to maximize the net interest margin while minimizing the earnings risk associated with changes in interest rates. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps; however, this method addresses only the magnitude of timing differences and does not address earnings or market value. Therefore, management uses an earnings simulation model to prepare, on a monthly basis, earnings projections based on a range of interest rate scenarios in order to more accurately measure interest rate risk. For additional information, see Item 7A.

Table 6 presents information about the periods in which the interest-sensitive assets and liabilities at December 31, 2011 will mature, prepay, or be subject to repricing in accordance with market rates, and the resulting interest-sensitivity gaps. This table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of what the sensitivity will be on other dates.

Table 6

Interest Rate Sensitivity Analysis

	December 31, 2011
(dollars in thousands)	Rate Maturity
	1-90 Days	91-180 Days	181-365 Days	Beyond One Year	Total
Earning Assets
Investment securities (1)	$85,941	$36,155	$36,993	$271,747	$430,836
Loans	642,448	79,592	168,602	326,893	1,217,535
Loans held for sale	4,529	—	—	—	4,529
Interest-bearing bank balances	517,643	—	—	—	517,643
Other earning assets	10,735	1,169	—	—	11,904

Total interest-earning assets	1,261,296	116,916	205,595	598,640	2,182,447

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	349,802	—	—	—	349,802
Savings deposits	68,236	—	—	—	68,236
Money market deposits	431,790	—	—	—	431,790
Time deposits of $100,000 or more	69,983	76,306	117,109	131,033	394,431
Other time deposits	115,473	128,447	202,836	203,423	650,179
Retail repurchase agreements	8,838	—	—	—	8,838
Federal Home Loan Bank advances	—	—	—	58,370	58,370
Trust preferred securities	—	—	—	56,702	56,702

Total interest-bearing liabilities	1,044,122	204,753	319,945	449,528	2,018,348

Interest Sensitivity Gap	$217,174	$(87,837)	$(114,350)	$149,112	$164,099

Cumulative gap	$217,174	$129,337	$14,987	$164,099	$164,099
Ratio of interest-sensitive assets to interest-sensitive liabilities	121%	57%	64%	133%	108%

(1)	Securities are based on amortized cost.

FNB’s balance sheet was asset-sensitive at December 31, 2011. An asset sensitive position means that in a declining rate environment, FNB’s assets will reprice down faster than liabilities, resulting in a reduction in net interest income. Conversely, when interest rates rise, FNB’s earnings position should improve. Included in interest-bearing liabilities subject to rate changes within 90 days are FNB’s interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.

Market Risk

Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of current and future period net interest income, which is the favorable spread earned from the excess of interest income on interest-earning assets, over interest expense on interest-bearing liabilities.

Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. The structure of FNB’s loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of our asset/liability management function, which is discussed in “Asset/Liability Management and Interest Rate Sensitivity” above. The use of interest rate swaps in conjunction with asset/liability management objectives is discussed in Note 1 to the accompanying consolidated financial statements.

Table 7 presents information about the contractual maturities, average interest rates and estimated values at current rates of financial instruments considered market risk sensitive at December 31, 2011.

Table 7

Market Risk Analysis of Financial Instruments

(dollars in thousands)	Contractual Maturities at December 31, 2011
	2012	2013	2014	2015	2016	Beyond Five Years	Total	Average Interest Rate (1)	Estimated Value at Current Rates
Financial Assets
Debt securities (2):
Fixed rate	$21,364	$2,176	$—	$3,899	$2,098	$337,308	$366,845	2.01%	$368,305
Variable rate	—	—	—	—	—	63,991	63,991	2.89%	63,001
Loans (3):
Fixed rate	117,147	81,155	69,049	38,990	41,540	191,627	539,508	5.51%	555,464
Variable rate	138,712	84,148	77,897	36,390	32,568	308,312	678,027	4.35%	660,691
Held for sale	4,529	—	—	—	—	—	4,529	4.37%	4,529
Interest-bearing bank balances	517,643	—	—	—	—	—	517,643	0.25%	517,643
Other earning assets	11,904	—	—	—	—	—	11,904	1.55%	11,904

Total	$811,299	$167,479	$146,946	$79,279	$76,206	$901,238	$2,182,447	3.21%	$2,181,537

Financial Liabilities
Interest-bearing demand deposits	$349,802	$—	$—	$—	$—	$—	$349,802	0.62%	$349,802
Savings deposits	68,236	—	—	—	—	—	68,236	0.23%	68,236
Money market deposits	431,790	—	—	—	—	—	431,790	0.63%	431,790
Time deposits:
Fixed rate	702,255	204,421	80,350	40,274	13,502	10	1,040,812	1.53%	1,050,746
Variable rate	3,254	320	122	102	—	—	3,798	3.83%	3,846
Retail repurchase agreements	8,838	—	—	—	—	—	8,838	0.42%	8,838
Federal Home Loan Bank advances
Fixed rate	—	—	5,000	3,000	—	50,370	58,370	2.63%	62,555
Trust preferred securities	—	—	—	—	—	56,702	56,702	1.86%	36,218

Total	$1,564,175	$204,741	$85,472	$43,376	$13,502	$107,082	$2,018,348	1.18%	$2,012,031

(1)	The average interest rate related to debt securities is stated on a fully taxable equivalent basis, assuming a 35% federal income tax rate.
(2)	Contractual maturities of debt and equity securities are based on amortized cost.
(3)	Nonaccrual loans are included in the balance of loans. The allowance for loan losses is excluded.

For a further discussion on market risk and how FNB addresses this risk, see Item 7A of this Annual Report on Form 10-K.

Capital Adequacy

Under guidelines established by the Federal Reserve Board and each federal banking agency, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The guidelines define an institution’s total qualifying capital as having two components: Tier 1 capital, which must be at least 50% of total qualifying capital and is mainly comprised of common equity, retained earnings and qualifying preferred stock, less certain intangibles; and Tier 2 capital, which may include the ALL up to a maximum of 1.25% of risk weighted assets, qualifying subordinated debt, qualifying preferred stock and hybrid capital instruments.

The requirements also define the weights assigned to assets and off balance sheet items to determine the risk weighted asset components of the risk-based capital rules. Total capital, for risk-based purposes, consists of the sum of Tier 1 and Tier 2 capital. The federal banking agencies also generally require a leverage capital ratio of at least 4% (except for those institutions with the highest regulatory ratings and not experiencing significant growth or expansion). The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. Under the CommunityOne Order with the OCC, CommunityOne is required to maintain a leverage capital ratio of 9% and a total risk based capital ratio of 12%. Under the Granite Order with the FDIC and NCCOB, Granite is required to maintain a leverage capital ratio of 8% and a total risk based ratio of 12%. At December 31, 2011, FNB had a total risk-based capital ratio of 13.81% and a Tier 1 risk-based capital ratio of 11.71%. CommunityOne and Granite had a total risk-based capital ratio of 14.52% and 12.04%, respectively and a Tier 1 risk-based capital ratio of 13.23% and 12.04%, respectively. FNB had a leverage capital ratio of 6.70% at December 31, 2011, and each of CommunityOne and Granite had leverage capital ratios of 7.39% and 7.19%, respectively. As of December 31, 2011, neither CommunityOne nor Granite was in compliance with the leverage capital requirement of its respective Order.

Table 8

Regulatory Capital

(dollars in thousands)	For year ended December 31,
	2011		2010		2009
Total risk-based capital
Consolidated	$193,725	13.8%	$(17,911)	(1.2)%	$181,990	10.3%
CommunityOne Bank, N.A.	136,761	14.5	68,178	4.7	178,023	10.1
Bank of Granite	54,647	12.0	N/A	—	N/A	—

Tier 1 risk-based capital
Consolidated	164,253	11.7	(17,911)	(1.2)	121,207	6.9
CommunityOne Bank, N.A.	124,639	13.2	35,813	2.5	140,604	8.0
Bank of Granite	54,633	12.0	N/A	—	N/A	—

Leverage capital
Consolidated	164,253	6.7	(17,911)	(0.9)	121,207	5.7
CommunityOne Bank, N.A.	124,639	7.4	35,813	1.8	140,604	6.6
Bank of Granite	54,633	7.2	N/A	—	N/A	—

The prompt corrective action provisions of federal law also applies to CommunityOne and Granite, which requires the federal bank agencies to take prompt action to resolve problems of insured depository institutions such as CommunityOne and Granite, as their capital levels decrease.

In order to raise capital, on February 13, 2009, FNB entered into a Purchase Agreement with the U.S. Treasury as a participant in the U.S. Treasury Capital Purchase Program (“CPP”). As part of FNB’s participation under the CPP, FNB issued to the U.S. Treasury 51,500 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A having a liquidation value per share of $1,000, for a total price of $51.5 million.

The Preferred Stock paid cumulative dividends at the rate of 5% per year for the first five years and thereafter at a rate of 9% per year. As part of its purchase of the Preferred Stock, the U.S. Treasury received a Warrant to purchase 2,207,143 shares of FNB’s common stock at an initial per share exercise price of $3.50. The Warrant provided for the adjustment of the exercise price and the number of shares of FNB’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as stock splits or distributions of securities or other assets to holders of FNB’s common stock, and upon certain issuances of FNB’s common stock at or below a specified price relative to the initial exercise price. The U.S. Treasury agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

The proceeds from the offering of the Series A Preferred Stock and related Warrant were allocated between the Series A Preferred Stock and Warrant based on their relative fair values. The Warrant was assigned a fair value of $1.76 per share, or $3.9 million in the aggregate. As a result, $3.9 million was recorded as the discount on the preferred stock obtained and was scheduled to be accreted as a reduction in net income available for common shareholders over the following five years at approximately $0.1 million to $0.9 million per year. For purposes of those calculations, the fair value of the shares subject to the Warrant was estimated using the Black-Scholes option pricing model.

On December 30, 2010 and February 28, 2011, CommunityOne entered into and consummated conversion agreements with SunTrust Bank, pursuant to which $12.5 million of the outstanding principal amount of the $15.0 million subordinated term loan from SunTrust to the Bank issued on June 30, 2008 was converted into 12.5 million shares of nonvoting, nonconvertible, nonredeemable cumulative preferred stock, par value $1.00 per share, of CommunityOne. CommunityOne amended its articles of association to authorize the preferred stock issued to SunTrust in the conversions. The preferred stock carried an 8.0% dividend rate.

On October 21, 2011, FNB completed the following transactions as part of the Recapitalization:

•

A capital raise of $310 million in the Private Placement, at a price of $16.00 per share (taking into effect the Reverse Stock Split), with investments from (1) affiliates of each of Carlyle and Oak Hill Capital, pursuant to investment agreements with each of the Anchor Investors, and (2) various Additional Investors, including certain of our directors and officers, pursuant to subscription agreements with each of such Additional Investors;

•

Concurrently with Private Placement, (1) the exchange of 51,500 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A par value $10.00 per share and liquidation preference $1,000 per share, held by the U.S. Treasury and all accrued and unpaid dividends thereon, for an aggregate of $1,085,554 shares of our common stock, pursuant to the TARP Exchange Agreement, and (2) the amendment the Amended TARP Warrant issued to the U.S. Treasury to purchase 22,072 shares of our common stock at an exercise price of $16.00 per share; and

•

The settlement by CommunityOne of the $2.5 million aggregate principal amount of subordinated debt outstanding and held by SunTrust Bank for cash in the amount equal to the sum of 35% of the principal amount thereof plus 100% of the unpaid and accrued interest thereon as of the closing date, and the repurchase by CommunityOne from SunTrust of the shares of nonvoting, nonconvertible, nonredeemable cumulative preferred stock of CommunityOne held by SunTrust and having an aggregate liquidation preference of $12.5 million for cash in an amount equal to the sum of 25% of the aggregate liquidation preference plus 100% of the unpaid and accrued dividends thereon as of the closing date.

In connection with the Recapitalization, on October 21, 2011, we also consummated the Merger of Granite Corp., pursuant to the terms and conditions of the Merger Agreement by and among FNB, Merger Sub and Granite Corp. Under this agreement, Merger Sub merged with and into Granite Corp., with Granite Corp. continuing as the surviving corporation and as a wholly owned subsidiary of FNB.

Upon the closing of the Merger, each outstanding share of Granite Corp. common stock, par value $1.00 per share, other than shares held by FNB, Granite Corp. or any of their respective wholly owned subsidiaries and other than shares owned in a fiduciary capacity or as a result of debts previously contracted, was converted, on a pre-reverse stock split basis, into the right to receive 3.375 shares of FNB’s common stock. As a result of the Merger and as a result of the Reverse Stock Split, we issued approximately 521,595 shares of FNB common stock to Granite Corp. stockholders in the aggregate.

On October 31, 2011, we effected the Reverse Stock Split of our common stock, for which shareholder approval was obtained on October 19, 2011. The Reverse Stock Split was effective as of the close of business on October 31, 2011 in accordance with the filing of Articles of Amendment to our Articles of Incorporation with the Secretary of State of North Carolina.

Balance Sheet Review

Total assets, including discontinued operations, increased $506.7 million, or 26.6%, in 2011 primarily as a result of the Merger and decreased $198.9 million, or 10%, in 2010. The level of total assets was also affected in 2011 by a decrease of $86.4 million of loans held for investment as a result of payoffs, charge-offs and problem loan resolution through loan sale or foreclosure, offset by loans acquired in the Merger. Average assets increased by 21.6% in 2011 compared to a decrease of 5.6% in 2010. Deposits increased $432.7 million, or 26%, to $2.1 billion in 2011 and decreased $25.7 million, or 2% in 2010. The net increase in deposits was primarily as a result of the Merger, offset by a reduction in public funds and higher rate certificates of deposit. The increases in total assets and total deposits in 2011 were primarily the result of the Merger.

The corresponding average deposit growth rate was 30.7% in 2011 compared to an increase of 5.2% in 2010. In addition, FNB recorded $91.8 million in deferred tax assets and $90.9 million in a corresponding deferred tax valuation allowance for 2011 of which $37.5 million and $36.1 million, respectively, were recorded as a result of the Merger.

Investment Securities

Investments are carried on the consolidated balance sheet at estimated fair value for available-for-sale securities and at amortized cost for held-to-maturity securities. The following table presents the amortized costs, fair value and weighted-average yield of securities by contractual maturity at December 31, 2011. The average yields are based on the amortized cost. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date. Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

Table 9

Investment Securities Portfolio Analysis

December 31, 2011

Available-for-Sale

(dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized Cost
Obligations of:
U.S. Treasury and government agencies	$—	$—	$—	$7,081	$7,081
U.S. government sponsored agencies	21,399	2,097	1,500	7,483	32,479
States and political subdivisions	—	6,075	—	—	6,075
Residential mortgage-backed securities-GSE	—	—	—	348,884	348,884
Residential mortgage-backed securities-Private	—	—	—	33,111	33,111
Corporate notes	—	—	3,206	—	3,206

Total available-for-sale securities	$21,399	$8,172	$4,706	$396,559	$430,836

Fair Value
Obligations of:
U.S. Treasury and government agencies	$—	$—	$—	$7,188	$7,188
U.S. government sponsored agencies	21,248	2,099	1,514	7,503	32,364
States and political subdivisions	—	6,090	—	—	6,090
Residential mortgage-backed securities-GSE	—	—	—	350,273	350,273
Residential mortgage-backed securities-Private	—	—	—	32,217	32,217
Corporate notes	—	—	3,174	—	3,174

Total available-for-sale securities	$21,248	$8,189	$4,688	$397,181	$431,306

Total average yield	2.75%	2.22%	5.31%	2.81%	2.83%

On May 3, 2010, FNB reclassified the entire held-to-maturity investment securities portfolio to available-for-sale investment securities to provide additional liquidity to CommunityOne. At the time of reclassification, the held-to-maturity investment securities were carried at amortized cost of $83.2 million with an unrealized net gain of $3.5 million. In addition, we have elected to hold investment securities purchased in the Merger as available-for-sale securities.

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

December 31, 2010

Available-for-Sale

(dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized Cost
Obligations of:
U.S. Treasury and government agencies	$20	$—	$—	$—	$20
U.S. government sponsored agencies	5,003	—	18,487	—	23,490
States and political subdivisions	1,300	4,127	4,261	14,179	23,867
Residential mortgage-backed securities	—	—	8,566	250,250	258,816

Total available-for-sale securities	$6,323	$4,127	$31,314	$264,429	$306,193

Fair Value
Obligations of:
U.S. Treasury and government agencies	$21	$—	$—	$—	$21
U.S. government sponsored agencies	5,161	—	18,355	—	23,516
States and political subdivisions	1,309	4,104	4,172	14,873	24,458
Residential mortgage-backed securities	—	—	8,568	248,768	257,336

Total available-for-sale securities	$6,491	$4,104	$31,095	$263,641	$305,331

Total average yield	4.64%	3.32%	2.46%	2.52%	2.56%

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

December 31, 2009

Available-for-Sale

(dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized Cost
Obligations of:
U.S. Treasury and government agencies	$—	$61	$—	$—	$61
U.S. government sponsored agencies	—	32,395	33,031	6,270	71,696
States and political subdivisions	4,043	6,833	15,806	18,582	45,264
Residential mortgage-backed securities	—	—	—	99,307	99,307
Equity securities	—	—	—	2,667	2,667
Corporate notes	7,971	5,939	—	—	13,910

Total available-for-sale securities	$12,014	$45,228	$48,837	$126,826	$232,905

Fair Value
Obligations of:
U.S. Treasury and government agencies	$—	$63	$—	$—	$63
U.S. government sponsored agencies	—	33,278	33,406	6,283	72,967
States and political subdivisions	4,057	6,989	15,763	19,619	46,428
Residential mortgage-backed securities	—	—	—	101,613	101,613
Collateralized debt obligations	—	—	—	45	45
Equity securities	—	—	—	2,168	2,168
Corporate notes	8,081	6,265	—	—	14,346

Total available-for-sale securities	$12,138	$46,595	$49,169	$129,728	$237,630

Total average yield	4.91%	4.42%	4.55%	4.46%	4.49%

December 31, 2009

Held-to-Maturity

(dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized Cost
Obligations of:
States and political subdivisions	$1,555	$4,678	$5,906	$1,779	$13,918
Residential mortgage-backed securities	—	—	—	52,127	52,127
Commercial mortgage-backed securities	—	—	—	21,513	21,513
Corporate notes	—	1,001	—	—	1,001

Total held-to-maturity securities	$1,555	$5,679	$5,906	$75,419	$88,559

Fair Value
Obligations of:
States and political subdivisions	$1,566	$4,884	$6,136	$1,818	$14,404
Residential mortgage-backed securities	—	—	—	53,022	53,022
Commercial mortgage-backed securities	—	—	—	23,232	23,232
Corporate notes	—	863	—	—	863

Total held-to-maturity securities	$1,566	$5,747	$6,136	$78,072	$91,521

Total average yield	2.67%	3.39%	3.75%	8.80%	8.01%

Additions to the investment securities portfolio depend to a large extent on the availability of funds that are not otherwise needed to satisfy loan demand and management’s expectations regarding future interest rates.

Loans

Our primary source of revenue and largest component of earning assets is the loan portfolio. In 2011, loans decreased $86.4 million, or 6.6%, due to continued payoffs, charge-offs and problem loan resolution through loan sale or foreclosure, weakness in general economic conditions and our uncertain financial condition prior to the Recapitalization and Merger, offset by loans acquired in the Merger. In 2010, loans decreased $317.3 million, or 20.0%, due to reduction in loan demand stemming from ongoing uncertainty in the general economy and the market and payoffs, charge-offs and problem loan resolution through foreclosure.

Table 10 sets forth the major categories of loans for each of the last five years.

Table 10

Loan Portfolio Composition

(dollars in thousands)	December 31,
	2011		2010		2009		2008		2007

Loans held for sale	$4,529		$—		$58,219		$17,586		$20,862

Loans held for investment:
Commercial and agricultural	$95,203	7.8%	$93,747	7.2%	$194,134	12.4%	$184,909	11.7%	$182,713	12.6%
Real estate-construction	93,044	7.6	276,976	21.2	394,427	25.2	453,668	28.6	373,401	25.8
Real estate-mortgage:
1-4 family residential	449,797	36.9	388,859	29.8	398,134	25.5	369,948	23.3	331,194	22.9
Commercial	535,957	44.1	494,861	38.0	529,822	33.9	540,192	34.1	522,737	36.2
Consumer	43,534	3.6	49,532	3.8	46,504	3.0	36,478	2.3	36,071	2.5

Total	$1,217,535	100.0%	$1,303,975	100.0%	$1,563,021	100.0%	$1,585,195	100.0%	$1,446,116	100.0%

In 2011, loans held for sale increased to $4.5 million as a result of reclassification of problem loans from the held for investment portfolio that either are or were under contract to be sold to the loans held for sale category. In 2010, there were no loans held for sale. Loans held for sale in periods prior to 2010 represent mortgage loans held for sale into the secondary market.

The maturity distribution and interest rate sensitivity of selected loan categories at December 31, 2011 are presented in Table 11.

Table 11

Selected Loan Maturities

	December 31, 2011
(dollars in thousands)	One Year or Less	One to Five Years	Over Five Years	Total

Commercial and agricultural	$45,915	$37,913	$11,375	$95,203
Real estate-construction	47,039	32,728	13,277	93,044

Total	$92,954	$70,641	$24,652	$188,247

Sensitivity to rate changes:
Fixed interest rates	$25,784	$25,614	$16,874	$68,272
Variable interest rates	67,170	45,027	7,778	119,975

Total	$92,954	$70,641	$24,652	$188,247

Asset Quality

Management considers the asset quality of FNB to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. As part of the loan review function, we engage a third-party assessment group to review the underwriting documentation and risk grading analysis. In addition to continuing to rely on third-party loan reviews, a formal internal credit review function commenced in 2011 to provide more timely responses. This function reports directly to the Risk Management Committee of the Board of Directors, and is independent of loan origination.

In August 2011, an external loan review of the loan portfolio (as of May 31, 2011) was conducted, covering 33% of the total outstanding portfolio balance. The external loan review resulted in 0.2% of loans reviewed being downgraded from pass to non-pass. All risk downgrades identified during this review were included as factors in the computation of the ALL as of September 30, 2011. At December 31, 2011, FNB had an ALL of $39.4 million or 3.23% of loans held for investment and 4.67% excluding loans acquired in the merger at estimated fair value and for which no ALL was required at December 31, 2011. As a result of robust nonperforming asset resolution activity, nonperforming assets decreased to 9.0% of total assets in 2011 from 20.6% in 2010.

Accounting for Impaired Purchased Loans

Purchased credit-impaired loans (“PCI loans”) acquired in a business combination are recorded at estimated fair value on the date of acquisition without the carryover of the related ALL, which include loans purchased in the Merger. We acquired loans in the Merger with an unpaid principal balance net of partial charge-offs recognized to date of $383.1 million and a fair value adjustment for acquisition accounting purposes of $31.9 million. PCI loans are accounted for under Accounting Standards Codification (“ASC”) 310-30 when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition we will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the date of acquisition may include statistics such as past due status, nonaccrual status and risk grade. PCI loans generally meet the Company’s definition for nonaccrual status, however, management believes there are loans currently accruing that will not furnish the entire principal over the life of the loan. Even if the borrower is not currently making payments, the Company will classify loans as accruing if the Company can reasonable estimate the amount and timing of future cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent significant increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or reclassification from nonaccretable difference to accretable yield with a positive impact on future interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. We have elected to treat the Granite portfolio under ASC 310-30, with the exception of performing revolving consumer and commercial loans, which are being accounted for under ASC 310-20. At December 31, 2011 no ALL was required for the acquired Granite loans, and in addition, the acquired Granite loans are recorded on an accruing basis. We recorded $4.5 million in accretable yield during 2011 on the Granite loans.

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

The level of nonperforming loans decreased 67.9% from 2010 to 2011, as a result of aggressive asset resolution efforts in conjunction with the Recapitalization and Merger. Nonperforming loans decreased from $329.9 million or 25.3% of loans held for investment at December 31, 2010, to $106.0 million, or 8.7% of loans held for investment at December 31, 2011. During the year ended December 31, 2011, we charged off $128.4 million in loans. The majority of the loans that were charged off were loans that had been in impairment status for more than six months. OREO and repossessed assets were $110.4 million at December 31, 2011, compared to $62.2 million at December 31, 2010.

The continued softening of the real estate market through 2011 has adversely affected the financial condition and liquidity position of certain borrowers. Real estate secured lending (including commercial, construction, land development, and residential single family housing) is a large portion of our loan portfolio. These categories constitute $1.1 billion, or approximately 89.4%, of our total loan portfolio. These categories are generally affected by changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. The downturn in the real estate markets in which we originate, purchase, and service mortgage and other loans hurt our business because these loans are secured by real estate. Further declines will adversely affect the value of real estate collateral of loans secured by real estate, which could adversely affect our future earnings.

Troubled Debt Restructurings

Troubled debt restructurings generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term. As a result, we will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. To facilitate this process, a concessionary modification that would not otherwise be considered may be granted resulting in classification as a troubled debt restructuring. We consider all troubled debt restructurings to be impaired loans. Troubled debt restructurings can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accruing status, depending on the individual facts and circumstances of the borrower. Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of six months to demonstrate the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains in a nonaccrual status.

The majority of our loan modifications relate to modifying terms on our commercial loan portfolio. Modifications may result in adjustments to interest rates, frequency of payments or maturity dates. In these cases, we do not typically forgive principal or interest as part of the loan modification. However, it is common for us to seek additional collateral or guarantor support in exchange for modified terms. The amount of restructured loans decreased during 2011 primarily as a result of our emphasis on nonperforming loan sales. Despite this decrease in 2011, there can be no assurance that restructured loans will not increase during 2012.

FNB’s criteria for nonperforming status, impaired status and troubled debt restructures have been described earlier. Included in the table below are $4.5 million in loans held for sale that are impaired loans and on nonaccrual status.

The following table presents our level and composition of nonperforming loans as of December 31:

Table 12

Nonperforming Loans

(dollars in thousands)
	2011	2010

Nonperforming Loans:
Current, nonaccrual	$32,214	$76,216
Delinquent 30-89 days, nonaccrual	14,082	53,440
Delinquent 90+ days, nonaccrual	56,677	195,412
Delinquent 90+ days, accruing	3,000	4,818

Total nonperforming loans	$105,973	$329,886

Nonperforming loans and impaired loans are overlapping sets of loans. Impaired loans are problem loans that may, or may not, have been placed into nonaccrual status. The complete repayment of principal and interest is considered probable for those impaired loans that have not been placed into a nonaccrual status, but not within contracted terms.

The following table presents the level, composition and the reserves associated with those loan balances:

Table 13

Impaired Loans

	December 31, 2011		December 31, 2010
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, held for sale	$4,529	$—	$—	$—
Impaired loans, not individually reviewed for impairment	5,127	—	717	—
Impaired loans, individually reviewed, with no impairment	53,885	—	132,435	—
Impaired loans, individually reviewed, with impairment	42,356	11,090	208,040	70,888

Total impaired loans *	$105,897	$11,090	$341,192	$70,888

Average impaired loans calculated using a simple average	$212,849		$355,131

*	Included at December 31, 2011 and December 31, 2010 were $2.9 million and $6.5 million, respectively, in restructured and performing loans.

At December 31, 2011, the banks had 28 impaired loans exceeding $1.0 million each, with total impairment of $4.7 million, comprised of 26 borrowing relationships. The average carrying value of impaired loans was $212.8 million in 2011 and $355.1 million in 2010.

Troubled debt restructurings are a subset of impaired loans. The following table presents the level, accrual status and the reserves associated with these loan balances:

Table 14

Troubled Debt Restructurings

(dollars in thousands)	December 31, 2011			December 31, 2010
	Balance	Nonaccrual	Associated Reserves	Balance	Nonaccrual	Associated Reserves
Troubled Debt Restructurings
TDRs with no impairment	$17,836	$16,649	$—	$66,919	$60,345	$—
TDRs with impairment	10,498	8,763	3,161	79,573	79,573	18,908

Total Troubled Debt Restructurings	$28,334	$25,412	$3,161	$146,492	$139,918	$18,908

The following table presents the composition of impaired loans across loan types, along with the accrual status and the associated reserves, by type:

Table 15

Impaired Loans by Type

(dollars in thousands)	December 31, 2011			December 31, 2010
	Impaired	Nonaccrual	Associated Reserves	Impaired	Nonaccrual	Associated Reserves
Impaired Loans (composition across loan types):
Loans held for sale	$4,529	$4,529	$—	$—	$—	$—
Commercial and agricultural	4,633	4,636	1,506	14,176	13,274	7,451
Real estate - construction	31,048	30,844	4,899	152,465	144,605	35,281
Real estate - mortgage:
1 - 4 family residential	27,693	26,048	2,140	41,109	34,994	5,448
Commercial	37,744	36,666	2,415	133,254	131,866	22,708
Consumer	250	250	130	188	329	—

Total Impaired Loans	$105,897	$102,973	$11,090	$341,192	$325,068	$70,888

We designate loans as “Special Mention” when the borrower’s financial condition or performance indicates that the loan may potentially become a problem loan. These loans are not classified as problem loans, nor are they impaired, and they have not been modified under conditions that require designation as troubled debt restructurings. At December 31, 2011, we had designated $101.1 million as Special Mention loans, of which 5.2% were delinquent more than 30 days. 26 Special Mention loans had balances over $1.0 million and comprised approximately 51.9% of the total. Approximately 54.1% of the total Special Mention loans were categorized as land acquisition, development, and construction loans, with non-owner occupied commercial rental properties approximating another 45.1% of that total. These categories are generally affected by changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. In particular, a continuing trend of adverse economic conditions in the residential real estate market may result in Special Mention loans being individually reclassified as problem loans in the future.

Allowance for Loan Losses

In determining the ALL and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to a review of individual loans, historical loan loss experience, the value and adequacy of collateral, as well as the economic conditions in our market area. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In addition, the OCC, as an integral part of its examination process, periodically reviews CommunityOne and Granite’s ALL. The OCC may require the banks to recognize changes to the allowance based on its judgments about information available to them at the time of its examinations. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance.

Estimated credit losses should meet the criteria for accrual of a loss contingency, i.e., a provision to the ALL, set forth in GAAP. Our methodology for determining the ALL is based on the requirements of GAAP, the Interagency Policy Statement on the Allowance for Loan and Lease Losses and other regulatory and accounting pronouncements. The ALL is determined by the sum of three separate components: (i) the impaired loan component, which addresses specific reserves for impaired loans; (ii) the general reserve component, which addresses reserves for pools of homogeneous loans; and (iii) an unallocated reserve component (if any) based on management's judgment and experience. The loan pools and impaired loans are mutually exclusive; any loan that is impaired should be excluded from its homogenous pool for purposes of that pool’s reserve calculation, regardless of the level of impairment. However, FNB has established a de minimis threshold for loan exposures that, if found to be impaired, will have impairment determined by applying the same general reserve rate as nonimpaired loans within the same pool.

Excluding discontinued operations, the ALL, as a percentage of loans held for investment, amounted to 3.23% at December 31, 2011 compared to 7.18% at December 31, 2010. The substantial reduction in ALL was the result of the Company’s aggressive reduction in problem asset levels and recorded net loan charge-offs of $121.7 million in 2011. In addition, the Company acquired $393.7 million in loans in the Merger which are recorded at estimated fair value and have no ALL associated with them. Excluding these loans, the ALL was 4.67% of loans held for investment. Net charge-offs were $88.5 million in 2010. A substantial portion of 2011 charge-offs were related to impaired loans, and consisted of loans considered wholly impaired and loans with partial impairment. The provision for losses charged to operations in 2011 decreased to $67.4 million from $132.8 million in 2010. As discussed above, the increase in 2011 charge-offs and the decrease in December 31, 2011 nonperforming loans resulted largely from aggressive loan resolution efforts, and the impact of loan quality issues driven by worsening economic conditions, including strains in housing and real estate markets.

Management continually performs thorough analyses of the loan portfolio. As a result of these analyses, certain loans have migrated to higher, more adverse risk grades and an aggressive posture towards the timely charge-off of identified impairment has also continued. Actual past due loans and loan charge-offs have remained at manageable levels and management continues to diligently work to improve asset quality. Management believes the ALL of $39.4 million at December 31, 2011 is adequate to cover probable losses inherent in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of FNB. Changes in the ALL are presented in Note 8 to the consolidated financial statements.

Table 16 presents an analysis of the changes in the ALL and of the level of nonperforming assets for each of the last five years as of December 31.

Table 16

Summary of Allowance for Loan Losses

(dollars in thousands)	2011	2010	2009	2008	2007
Balance, beginning of year	$93,687	$49,461	$34,720	$17,381	$15,943
Chargeoffs:
Commercial and agricultural	10,832	9,832	3,417	6,479	1,262
Real estate - construction	65,526	53,374	32,737	2,000	459
Real estate - mortgage	48,382	24,478	9,789	414	941
Consumer	3,684	3,566	3,442	3,532	2,831

Total chargeoffs	128,424	91,250	49,385	12,425	5,493

Recoveries:
Commercial and agricultural	855	585	70	292	415
Real estate - construction	2,637	52	544	—	42
Real estate - mortgage	1,722	449	264	197	171
Consumer	1,521	1,635	1,507	1,516	1,091

Total recoveries	6,735	2,721	2,385	2,005	1,719

Net chargeoffs	121,689	88,529	47,000	10,420	3,774
Provision charged to operations	67,362	132,755	61,509	27,759	5,514
Allowance adjustment for loans sold	—	—	—	—	(302)
Discontinued operations	—	—	232	—	—

Balance, end of year	$39,360	$93,687	$49,461	$34,720	$17,381

Nonperforming assets:
Nonaccrual loans	$102,973	$325,068	$167,506	$95,173	$16,022
Past due 90 days or more and still accruing interest	3,000	4,818	6,908	853	2,686

Total nonperforming loans	105,973	329,886	174,414	96,026	18,708
Other real estate owned	110,009	62,058	35,170	6,509	2,862
Foreclosed assets	377	138	68	92	181
Discontinued operations	—	168	—	—	—

Total nonperforming assets	$216,359	$392,250	$209,652	$102,627	$21,751

Asset quality ratios:
Net loan chargeoffs to average loans	8.58%	5.92%	2.97%	0.67%	0.28%
Net loan chargeoffs to allowance for loan losses	309.17	94.49	95.02	30.01	21.71
Allowance for loan losses to loans held for investment	3.23	7.18	3.15	2.19	1.20
Total nonperforming loans to loans held for investment	8.70	25.30	11.16	6.06	1.29

Information about management's allocation of the ALL by loan category is presented in the following table.

Table 17

Allocations of Allowance for Loan Losses

(dollars in thousands)	December 31,
	2011	2010	2009	2008	2007
Commercial and agricultural	$5,776	$11,144	$3,543	$4,146	$2,777
Real estate - construction	11,995	46,792	23,932	15,238	5,254
Real estate - mortgage	19,948	34,593	21,040	8,853	6,599
Consumer	1,641	1,133	627	3,474	2,751
Unallocated	—	25	319	3,009	—

Total allowance for loan losses	$39,360	$93,687	$49,461	$34,720	$17,381

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

In 2011, deposits increased $432.7 million, or 25.5%, to $2.1 billion from $1.7 billion at December 31, 2010 as a result of the Merger and management’s focus on reducing our public funds and higher rate certificates of deposit levels. During 2011, we also improved our mix of deposits. Noninterest-bearing demand deposits increased by $85.7 million, to 11.0% of total deposits, from 8.8% in 2010. There were also net increases in all types of interest-bearing accounts (demand, savings, money-market, and time deposits). Certificates of deposit increased 8.6% to $1.0 billion but fell to 49.1% of total deposits, from $961.6 million, or 56.7% of total deposits in 2010. Other interest-bearing deposits (demand, savings and money markets) increased 45.1% to $849.8 million compared to $585.8 million in 2010. We also reduced through attrition our reliance on brokered certificates of deposit to $112.1 million, or 5.3% of total deposits, from $140.2 million, or 8.3% of total deposits.

In 2010, deposits decreased by $25.7 million, or 1.5%. Noninterest-bearing demand deposits decreased slightly by 2.4% and interest-bearing accounts (demand, savings, money-market, and time deposits) decreased by 1.4%. Certificates of deposit decreased 1.4% to $961.6 million, from $975.2 million in 2009. Other interest-bearing deposits decreased 1.4% to $585.8 million compared to $594.4 million in 2009. Brokered certificates of deposit were $140.2 million, or 8.3% of total deposits.

Table 18 shows the year-end and average deposit balances for the years 2011 and 2010 and the changes in 2011 and 2010.

Table 18

Analysis of Deposits

	2011			2010
(dollars in thousands)		Change from Prior Year			Change from Prior Year
	Balance	Amount	%	Balance	Amount	%
Year End Balances
Interest-bearing deposits:
Demand deposits	$349,802	$119,718	52.0	$230,084	$3,388	1.5
Savings deposits	68,236	24,512	56.1	43,724	3,001	7.4
Money market deposits	431,790	119,783	38.4	312,007	(14,951)	(4.6)

Total	849,828	264,013	45.1	585,815	(8,562)	(1.4)
Time deposits	1,044,610	82,968	8.6	961,642	(13,587)	(1.4)

Total interest-bearing deposits	1,894,438	346,981	22.4	1,547,457	(22,149)	(1.4)
Noninterest-bearing demand deposits	234,673	85,740	57.6	148,933	(3,589)	(2.4)

Total deposits	$2,129,111	$432,721	25.5	$1,696,390	$(25,738)	(1.5)

Average Balances
Interest-bearing deposits:
Demand deposits	$319,488	$91,434	40.1	$228,054	$29,711	15.0
Savings deposits	64,996	21,772	50.4	43,224	2,923	7.3
Money market deposits	420,984	99,804	31.1	321,180	12,490	4.0

Total	805,468	213,010	36.0	592,458	45,124	8.2
Time deposits	1,200,448	226,256	23.2	974,192	34,054	3.6

Total interest-bearing deposits	2,005,916	439,266	28.0	1,566,650	79,178	5.3
Noninterest-bearing demand deposits	248,144	89,775	56.7	158,369	6,011	3.9

Total deposits	$2,254,060	$529,041	30.7	$1,725,019	$85,189	5.2

Table 19 shows short-term borrowings for the years ended 2011 and 2010.

Table 19

Short-term Borrowings

(dollars in thousands)	2011		2010		2009
	Retail Repurchase Agreements	Federal Funds Purchased	Retail Repurchase Agreements	Federal Funds Purchased	Retail Repurchase Agreements	Federal Funds Purchased
Balance at December 31	$8,838	$—	$9,628	$—	$13,592	$10,000
Average balance during the year	8,973	—	13,355	1,537	18,737	58,609
Maximum month end balance	10,917	—	16,424	15,000	22,693	90,000
Weighted average interest rate:
At December 31	0.42%	—%	0.78%	—%	0.70%	0.25%
During the year	0.58	—	0.73	0.26	0.68	0.27

Recent Accounting and Reporting Developments

See Note 1 of the Consolidated Financial Statements for a discussion of recently issued or proposed accounting pronouncements.

Effects of Inflation

Inflation affects financial institutions in ways that are different from most commercial and industrial companies, which have significant investments in fixed assets and inventories. Since the banks are asset sensitive, inflation should have a positive impact on net interest margin. Noninterest expense, such as salaries and wages, occupancy and equipment cost, are negatively affected by inflation.

Non-GAAP Measures

This Annual Report on Form 10-K contains financial information determined by methods other than in accordance with GAAP. We use these non-GAAP measures in our analysis of FNB’s performance. Some of these non-GAAP measures exclude goodwill and core deposit premiums from the calculations of return on average assets and return on average equity. We believe presentations of financial measures excluding the impact of goodwill and core deposit premiums provide useful supplemental information that is essential to a proper understanding of the operating results of our core businesses. In addition, certain designated net interest income amounts are presented on a taxable equivalent basis. We believe that the presentation of net interest income on a taxable equivalent basis aids in the comparability of net interest income arising from taxable and tax-exempt sources. Further, we use other non-GAAP measures that exclude the preferred stock and the common stock warrant to report equity available to holders of our common stock. We believe that measures that exclude these items provide useful supplemental information that enhances an understanding of the equity that is available to holders of different classes of the Company’s stock.

These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

These non-GAAP financial measures are “common shareholders’ equity,” “tangible common shareholders’ equity,” “tangible equity,” “tangible assets” and “tangible book value.” FNB’s management, the entire financial services sector, bank stock analysts, and bank regulators use these non-GAAP measures in their analysis of our performance.

•	“Common shareholders’ equity” is shareholders’ equity reduced by preferred stock and the common stock warrant.

•	“Tangible common shareholders’ equity” is shareholders’ equity reduced by preferred stock, the common stock warrant, goodwill and other intangible assets.

•	“Tangible shareholders’ equity” is shareholders’ equity reduced by recorded goodwill, other intangible assets and preferred stock.

•	“Tangible assets” are total assets reduced by recorded goodwill, other intangible assets and preferred stock.

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

These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. The following reconciliation table provides a more detailed analysis of these non-GAAP measures:

Table 20

Non-GAAP

(dollars in thousands, except per share data)	At and for the Year Ended December 31,
	2011	2010	2009	2008	2007
Total shareholders’ equity	$129,015	$(28,837)	$98,359	$147,917	$216,256
Less: Preferred stock	—	(56,424)	(48,205)	—	—
Less: Common stock warrant	—	(3,891)	(3,891)	—	—

Common shareholders’ equity	$129,015	$(89,152)	$46,263	$147,917	$216,256

Total shareholders’ equity	$129,015	$(28,837)	$98,359	$147,917	$216,256
Less:
Goodwill	(3,905)	—	—	(52,395)	(108,395)
Core deposit and other intangibles	(8,177)	(4,173)	(4,968)	(5,762)	(6,564)
Preferred stock	—	(56,424)	(48,205)	—	—
Common stock warrant	—	(3,891)	(3,891)	—	—

Tangible common shareholders’ equity	$116,933	$(93,325)	$41,295	$89,760	$101,297

Total shareholders’ equity	$129,015	$(28,837)	$98,359	$147,917	$216,256
Less:
Goodwill	(3,905)	—	—	(52,395)	(108,395)
Core deposit and other intangibles	(8,177)	(4,173)	(4,968)	(5,762)	(6,564)

Tangible shareholders’ equity	$116,933	$(33,010)	$93,391	$89,760	$101,297

Total assets	$2,409,108	$1,902,369	$2,101,296	$2,044,434	$1,906,506
Less:
Goodwill	(3,905)	—	—	(52,395)	(108,395)
Core deposit and other intangibles	(8,177)	(4,173)	(4,968)	(5,762)	(6,564)

Tangible assets	$2,397,026	$1,898,196	$2,096,328	$1,986,277	$1,791,547

Book value per common share	$6.11	$(714.72)	$404.95	$1,294.34	$1,892.52
Effect of intangible assets	(0.57)	(36.52)	(43.49)	(508.90)	(1,006.04)
Tangible book value per common share	5.54	(751.24)	361.46	785.44	886.48

Application of Critical Accounting Policies

FNB’s accounting policies are in accordance with GAAP and with general practice within the banking industry and are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Our significant accounting policies are discussed in detail in Note 1 of the consolidated financial statements.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the ALL, valuation of OREO, investment securities, business combinations and deferred tax assets. Actual results could differ from those estimates.

Allowance for Loan Losses

The ALL, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management’s best estimate of probable loan losses incurred as of the balance sheet date. FNB’s ALL is also assessed quarterly by management. This assessment includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. FNB has grouped its loans into pools according to the loan segmentation regime employed on schedule RC-C of the FFIEC’s Consolidated Report of Condition and Income. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used. See additional discussion under “Asset Quality.”

Valuation of Other Real Estate Owned

Other real estate owned represents properties acquired through foreclosure or deed in lieu thereof. The property is classified as held for sale. The property is initially carried at fair value based on recent appraisals, less estimated costs to sell. Declines in the fair value of properties included in other real estate below carrying value are recognized by a charge to income.

Carrying Value of Securities

Securities designated as available-for-sale are carried at fair value. However, the unrealized difference between amortized cost and fair value of securities available-for-sale is excluded from net income unless there is an other than temporary impairment and is reported, net of deferred taxes, as a component of stockholders’ equity as accumulated other comprehensive income (loss). Securities held-to-maturity are carried at amortized cost, as the banks have the ability, and management has the positive intent, to hold these securities to maturity. Premiums and discounts on securities are amortized and accreted according to the interest method.

Business Combinations

Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method the acquiring entity in a business combination recognizes 100% of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceed the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. PCI loans are recorded at fair value at acquisition date. Therefore, amounts deemed uncollectible at acquisition date become part of the fair value determination and are excluded from the allowance for loan and lease losses. Following acquisition, we routinely review PCI loans to determine if changes in estimated cash flows have occurred. Subsequent decreases in the amount expected to be collected result in a provision for loan losses with a corresponding increase in the allowance for loan losses. Subsequent increases in the amount expected to be collected result in a reversal of any previously recorded provision for loan losses and related allowance for loan losses, if any, or prospective adjustment to the accretable yield if no provision for loan losses had been recorded. Results of operations of an acquired business are included in the statement of earnings from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred.

Treatment of Deferred Tax Assets

Management’s determination of the realization of deferred tax assets is based upon its judgment of various future events and uncertainties, including the timing and amount of future income earned by certain subsidiaries and the implementation of various tax plans to maximize realization of the deferred tax assets. In evaluating the positive and negative evidence to support the realization of the asset under current guidance, given the current credit crisis and economic conditions, there is insufficient positive evidence to support a conclusion that it is more likely than not this asset will be realized in the foreseeable future. Examinations of the income tax returns or changes in tax law may impact FNB’s tax liabilities and resulting provisions for income taxes.

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the increased credit losses, the FNB continues to be in a three-year cumulative pre-tax loss position as of December 31, 2011. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset, which is difficult to overcome. FNB’s estimate of the realization of its deferred tax assets was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years and estimated unrealized losses in the available-for-sale investment portfolio. FNB did not consider future taxable income in determining the realizability of its deferred tax assets. FNB expects its income tax expense (benefit) will be negligible for the next several quarters until profitability has been restored for a reasonable time and such profitability is considered sustainable. At that time, the valuation allowance would be reversed. Reversal of the valuation allowance requires a great deal of judgment and will be based on the circumstances that exist as of that future date. If future events differ significantly from our current forecasts, we may need to increase this valuation allowance, which could have a material adverse effect on the results of operations and financial condition.

The Merger was considered a change in control under Internal Revenue Code Section 382 and the Regulations, thereunder. Accordingly, we are required to evaluate potential limitation or deferral of its ability to carryforward pre-acquisition net operating losses and to determine the amount of net unrealized built-in losses (“NUBIL”), which may be subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, NUBIL realized within 5 years of the change in control are subject to potential limitation, which for us is October 20, 2016. Through that date, we will continue to analyze our ability to utilize such losses to offset anticipated future taxable income, however, this estimate will not be known until the five-year recognition period expires. Losses limited under these provisions are generally limited to a carryforward period of 20 years, subject to the annual limitation and expire if not used by the end of that period. As of December 31, 2011, total deferred tax assets attributable to Granite Corp. and subsidiaries were approximately $40.8 million which is offset by a valuation allowance of $39.0 million. We anticipate that some of these benefits from the net operating losses and built-in losses will not ultimately be realized; however, that amount is subject to continuing analysis and has not yet been determined.

Summary

Management believes the accounting estimates related to the ALL, the valuation of OREO, the carrying value of securities, business combination accounting, and the valuation allowance for deferred tax assets are “critical accounting estimates” because: (1) the estimates are highly susceptible to change from period to period as they require management to make assumptions concerning the changes in the types and volumes of the portfolios and anticipated economic conditions, and (2) the impact of recognizing an impairment or loan loss could have a material effect on the FNB’s assets reported on the balance sheet as well as its net earnings.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The objective of FNB’s asset/liability management function is long term maximization of net interest income within FNB risk guidelines. This objective is accomplished through management of our balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates and customer preferences.

The goal of liquidity management is to provide adequate funds to meet changes in loan demand or unexpected deposit withdrawals. This is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity and achieving consistent growth in core deposits.

Management considers interest rate risk FNB’s most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of our net interest income is largely dependent upon the effective management of interest rate risk.

To identify and manage its interest rate risk, we employ an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on contractual cash flows and repricing characteristics and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes management projections for activity levels in each of the product lines offered by CommunityOne and Granite. Assumptions are inherently uncertain and the measurement of net interest income or the impact of rate fluctuations on net interest income cannot be precisely predicted. Actual results may differ from simulated results due to timing, magnitude, and frequency of interest changes as well as changes in market conditions and management strategies.

FNB’s Asset/Liability Management Committee (“ALCO”), which includes senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk. The banks’ current interest rate risk position is determined by measuring the anticipated change in net interest income over a 24-month horizon assuming a ramped increase or decrease in all interest rates equally over the 24 month time horizon.

The following table shows FNB’s estimated net interest income profile for the 12-month period beginning December 31, 2011:

Changes in Interest Rates (basis points)	Percentage Change in Net Interest Income – 12 Months
+200	+5.29%
+100	+2.54%
-100	-0.83%
-200	-2.16%

ALCO also monitors the sensitivity of FNB’s economic value of equity (“EVE”) due to sudden and sustained changes in market rates. The EVE ratio, measured on a static basis at the current period end, is calculated by dividing the economic value of equity by the economic value of total assets. ALCO monitors the change in EVE on a percentage change basis.

The following table estimates changes in EVE for given changes in interest rates as of December 31, 2011:

Change in Interest Rates (basis points)	Percentage Change in EVE
+200	+8.06%
+100	+4.69%
-100	+1.32%
-200	+0.58%

We are in compliance with our internal policy on both changes in net interest income and on changes to EVE as of December 31, 2011. We consider our risks to changes in interest rates to be low.

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

Quarterly Financials

(dollars in thousands, except per share data)	2011
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$19,117	$13,355	$15,190	$15,469
Interest expense	5,700	5,616	5,998	6,262

Net interest income	13,417	7,739	9,192	9,207
Provision for loan losses	6,418	7,181	33,580	20,183

Net interest (loss)/income after provision for loan losses	6,999	558	(24,388)	(10,976)

Noninterest income	4,908	10,080	3,285	3,697
Noninterest expense	42,646	23,200	26,330	32,864

Loss from continuing operations, before income taxes	(30,739)	(12,562)	(47,433)	(40,143)
Income taxes expense/(benefit) - continuing operations	(111)	1,328	(448)	(128)

Net loss from continuing operations	(30,628)	(13,890)	(46,985)	(40,015)
(Loss)/income from discontinued operations, net of tax	(74)	(40)	(1,989)	(3,693)

Net loss	(30,702)	(13,930)	(48,974)	(43,708)
Preferred stock gain on retirement, net of accretion, and dividends	47,792	(1,093)	(1,087)	(1,020)

Net income/(loss) to common shareholders	$17,090	$(15,023)	$(50,061)	$(44,728)

Basic and diluted:
Net income/(loss) per common share from continuing operations	$1.05	$(131.06)	$(420.71)	$(359.18)
Net income/(loss) per common share from discontinued operations	—	(0.35)	(17.41)	(32.32)
Net income/(loss) to common shareholders per share	1.05	(131.41)	(438.12)	(391.50)

	2010
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$17,885	$19,304	$21,649	$23,447
Interest expense	7,018	7,818	7,749	8,050

Net interest income	10,867	11,486	13,900	15,397
Provision for loan losses	40,329	55,700	27,236	9,490

Net interest (loss)/income after provision for loan losses	(29,462)	(44,214)	(13,336)	5,907

Noninterest income	12,804	4,863	5,260	4,695
Noninterest expense	27,058	15,876	19,186	13,559

Loss from continuing operations, before income taxes	(43,716)	(55,227)	(27,262)	(2,957)
Income taxes expense/(benefit) - continuing operations	3,491	(196)	(2,635)	599

Net loss from continuing operations	(47,207)	(55,031)	(24,627)	(3,556)
(Loss)/income from discontinued operations, net of tax	(1,272)	185	(298)	(21)

Net loss	(48,479)	(54,846)	(24,925)	(3,577)
Preferred stock dividends	(828)	(825)	(822)	(819)

Net loss to common shareholders	$(49,307)	$(55,671)	$(25,747)	$(4,396)

Basic and diluted:
Net loss per common share from continuing operations	$(420.47)	$(488.95)	$(222.76)	$(38.30)
Net loss per common share from discontinued operations	(11.14)	1.62	(2.61)	(0.18)
Net loss to common shareholders per share	(431.61)	(487.33)	(225.37)	(38.48)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

FNB United Corp. and Subsidiaries

Asheboro, North Carolina

We have audited the accompanying consolidated balance sheets of FNB United Corp. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNB United Corp. and Subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FNB United Corp. and Subsidiaries internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 30, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina

March 30, 2012

.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

FNB United Corp. and Subsidiaries

Asheboro, North Carolina

We have audited FNB United Corp. and Subsidiaries (the “Company”)’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in Management’s Report on Internal Control Over Financial Reporting, management has excluded Bank of Granite Corporation from the scope of its assessment of internal control over financial reporting as of December 31, 2011, which was acquired by the Company on October 21, 2011. Bank of Granite Corporation constituted 9.2 percent of consolidated revenue

(total interest income and total noninterest income) for the year ended December 31, 2011 and 31.3 percent of consolidated assets as of December 31, 2011. Accordingly, we also have excluded Bank of Granite Corporation from the scope of our audit of internal control over financial reporting.

In our opinion, FNB United Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of FNB United Corp. and Subsidiaries as of December, 31, 2011 and 2010 and for each of the years in the three year period ended December 31, 2011, and our report dated March 30, 2012 expressed an unqualified opinion on those consolidated financial statements.

We do not express an opinion or any other form of assurance on management’s statement referring to compliance with designated laws and regulations related to safety and soundness.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina

March 30, 2012

FNB United Corp. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)	December 31, 2011	December 31, 2010
Assets
Cash and due from banks	$35,773	$21,051
Interest-bearing bank balances	517,643	139,543
Investment securities:
Available-for-sale, at estimated fair value (amortized cost of $430,836 in 2011 and $306,193 in 2010)	431,306	305,331
Loans held for sale	4,529	—
Loans held for investment	1,217,535	1,303,975
Less: Allowance for loan losses	(39,360)	(93,687)

Net loans held for investment	1,178,175	1,210,288

Premises and equipment, net	53,763	44,929
Other real estate owned	110,009	62,058
Core deposit premiums	8,177	4,173
Goodwill	3,905	—
Bank-owned life insurance	37,515	31,968
Other assets	28,068	43,939
Assets from discontinued operations	245	39,089

Total Assets	$2,409,108	$1,902,369

Liabilities
Deposits:
Noninterest-bearing demand deposits	$234,673	$148,933
Interest-bearing deposits:
Demand, savings and money market deposits	849,828	585,815
Time deposits of $100,000 or more	394,431	412,044
Other time deposits	650,179	549,598

Total deposits	2,129,111	1,696,390

Retail repurchase agreements	8,838	9,628
Federal Home Loan Bank advances	58,370	144,485
Subordinated debt	—	7,500
Junior subordinated debentures	56,702	56,702
Other liabilities	25,980	14,600
Liabilities from discontinued operations	1,092	1,901

Total Liabilities	2,280,093	1,931,206

Shareholders’ Equity
Preferred stock Series A, $10.00 par value; authorized 200,000 shares, no shares issued and outstanding in 2011 and 51,500 shares issued and outstanding in 2010 at $1,000 stated value	—	48,924
Preferred stock, $1.00 par value, authorized 15,000,000 shares, no shares issued in 2011 and 7,500,000 issued shares in 2010	—	7,500
Common stock warrant	—	3,891
Common stock, no par value; authorized 2,500,000,000 shares, issued 21,102,668 shares in 2011 and 114,244 shares in 2010	455,166	143,634
Accumulated deficit	(322,182)	(229,095)
Accumulated other comprehensive loss	(3,969)	(3,691)

Total Shareholders’ Equity/(Deficit)	129,015	(28,837)

Total Liabilities and Shareholders’ Equity/(Deficit)	$2,409,108	$1,902,369

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)	Years Ended December 31,
	2011	2010	2009
Interest Income
Interest and fees on loans	$52,481	$68,255	$82,600
Interest and dividends on investment securities:
Taxable income	9,484	11,976	16,256
Non-taxable income	346	1,551	2,256
Other interest income	820	503	398

Total interest income	63,131	82,285	101,510

Interest Expense
Deposits	19,679	24,911	32,490
Retail repurchase agreements	52	98	127
Federal Home Loan Bank advances	2,547	3,517	5,795
Federal funds purchased	—	4	156
Other borrowed funds	1,298	2,105	2,407

Total interest expense	23,576	30,635	40,975

Net Interest Income before Provision for Loan Losses	39,555	51,650	60,535
Provision for loan losses	67,362	132,755	61,509

Net Interest Loss after Provision for Loan Losses	(27,807)	(81,105)	(974)

Noninterest Income
Service charges on deposit accounts	6,203	7,358	8,956
Mortgage loan income	7	2,120	1,580
Cardholder and merchant services income	3,182	3,000	2,514
Trust and investment services	1,163	1,946	1,741
Bank-owned life insurance	1,203	988	1,068
Other service charges, commissions and fees	770	1,067	1,147
Gain on extinguishment of debt	1,625	—	—
Securities gains, net	7,298	10,647	989
Net (loss)/gain on fair value swap	(339)	273	66
Net impairment loss recognized in earnings	—	—	(4,985)
Other income	858	223	366

Total noninterest income	21,970	27,622	13,442

Noninterest Expense
Personnel expense	27,725	25,931	27,085
Net occupancy expense	4,933	4,768	5,297
Furniture, equipment and data processing expense	6,648	6,744	6,816
Professional fees	7,335	3,680	1,888
Stationery, printing and supplies	471	491	607
Advertising and marketing	645	1,479	1,876
Other real estate owned expense	51,424	14,532	3,472
Credit/debit card expense	1,674	1,715	1,672
FDIC insurance	6,706	5,856	4,170
Goodwill impairment	—	—	52,395
Loan collection expense	5,032	1,001	727
Merger-related expense	1,236	—	—
Mortgage servicing rights impairment	—	2,995	—
Prepayment penalty on borrowings	1,605	959	—
Loss on sale of loans held for sale	1,241	—	—
Core deposit intangible amortization	897	795	795
Other expense	7,468	4,733	4,815

Total noninterest expense	125,040	75,679	111,615

Loss from continuing operations, before income taxes	(130,877)	(129,162)	(99,147)
Income tax expense - continuing operations	641	1,259	3,414

Net loss from continuing operations	(131,518)	(130,421)	(102,561)
(Loss)/income from discontinued operations, net of tax	(5,796)	(1,406)	865

Net loss	(137,314)	(131,827)	(101,696)
Preferred stock gain on retirement, net of accretion, and dividends	44,592	(3,294)	(2,871)

Net Loss to Common Shareholders	$(92,722)	$(135,121)	$(104,567)

Basic and Diluted:
Weighted average number of common shares outstanding	4,196,926	114,240	114,170
Basic and Diluted:
Net loss per common share from continuing operations	$(20.71)	$(1,170.48)	$(923.47)
Net (loss)/income per common share from discontinued operations	(1.38)	(12.31)	7.58
Net loss per common share	(22.09)	(1,182.79)	(915.89)

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss

(dollars in thousands, except share and						Retained	Accumulated
per share data)	Preferred Stock		Common Stock		Common Stock	Earnings/ (Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Warrant	Deficit)	Loss	Total
Balance, December 31, 2008	—	$—	11,428,003	$143,342	$—	$8,904	$(4,329)	$147,917
Comprehensive income:
Net loss	—	—	—	—	—	(101,696)	—	(101,696)
Other comprehensive income, net of taxes:
Unrealized holding gains arising during the period on securities available-for-sale, net of tax	—	—	—	—	—	—	3,767	3,767
Reclassification adjustment for losses on securities available-for-sale included in net income, net of tax	—	—	—	—	—	—	(3,548)	(3,548)
Unrealized holding gains on securities for which credit-related portion was recognized in net realized investment gains/(losses), net of tax	—	—	—	—	—	—	3,016	3,016

Change in unrealized gains on securities, net of tax	—	—	—	—	—	—	3,235	3,235
Interest rate swap, net of tax	—	—	—	—	—	—	51	51
Pension and post-retirement liability, net of tax	—	—	—	—	—	—	(65)	(65)

Total comprehensive loss								(98,475)

Issuance of preferred stock, series A	51,500	47,609	—	—	3,891	—	—	51,500
Accretion of discount on preferred stock	—	596	—	—	—	(596)	—	—
Cash dividends paid on common stock, $.05 per share	—	—	—	—	—	(574)	—	(574)
Cash dividends paid on Series A preferred stock, $12.50 per share	—	—	—	—	—	(2,272)	—	(2,272)
Stock options:
Compensation expense recognized	—	—	—	211	—	—	—	211
Restricted stock:
Shares issued/terminated, subject to restriction	—	—	(1590)	(142)	—	—	—	(142)
Compensation expense recognized	—	—	—	194	—	—	—	194

Balance, December 31, 2009	51,500	$48,205	11,426,413	$143,605	$3,891	$(96,234)	$(1,108)	$98,359
Comprehensive loss:
Net loss	—	—	—	—	—	(131,827)	—	(131,827)
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period on securities available-for-sale, net of tax	—	—	—	—	—	—	946	946
Unrealized holding gains arising during the period on reclassifying held-to-maturity securities to available-for-sale securities, net of tax	—	—	—	—	—	—	2,105	2,105
Reclassification adjustment for gains on securities available-for-sale included in net income, net of tax	—	—	—	—	—	—	(6,441)	(6,441)

Change in unrealized gains on securities, net of tax	—	—	—	—	—	—	(3,390)	(3,390)
Interest rate swap, net of tax							249	249
Pension and post-retirement liability, net of tax	—	—	—	—	—	—	558	558

Total comprehensive loss								(134,410)

Issuance of preferred stock, series A	7,500,000	7,500	—	—	—	—	—	7,500
Accretion of discount on preferred stock	—	719	—	—	—	(719)	—	—
Cash dividends declared on Series A preferred stock, $12.50 per share	—	—	—	—	—	(315)	—	(315)
Stock options:
Compensation expense recognized	—	—	—	32	—	—	—	32
Restricted stock:
Shares issued/(terminated), subject to restriction	—	—	(2,023)	(21)	—	—	—	(21)
Compensation expense recognized	—	—	—	18	—	—	—	18

Balance, December 31, 2010	7,551,500	$56,424	11,424,390	$143,634	$3,891	$(229,095)	$(3,691)	$(28,837)

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss, continued

(dollars in thousands, except share and per share data)						Retained	Accumulated
	Preferred Stock		Common Stock		Common Stock	Earnings/ (Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Warrant	Deficit)	Loss	Total
Balance, December 31, 2010	7,551,500	$56,424	11,424,390	$143,634	$3,891	$(229,095)	$(3,691)	$(28,837)
Comprehensive loss:
Net loss	—	—	—	—	—	(137,314)	—	(137,314)
Other comprehensive income, net of taxes:
Unrealized holding gains arising during the period on securities available-for-sale, net of tax	—	—	—	—	—	—	(3,605)	(3,605)
Reclassification adjustment for gains on securities available-for-sale included in net income, net of tax	—	—	—	—	—	—	4,415	4,415

Change in unrealized losses on securities, net of tax	—	—	—	—	—	—	810	810
Pension and post-retirement liability, net of tax	—	—	—	—	—	—	(1,088)	(1,088)

Total comprehensive loss								(137,592)

Issuance of preferred stock	5,000,000	5,000	—	—	—	—	—	5,000
Accretion of discount on preferred stock	—	571	—	—	—	(571)	—	—
Repurchase and retirement of preferred stock	(12,500,000)	(12,500)	—	—	—	9,375	—	(3,125)
Conversion of Series A preferred stock to common stock	(51,500)	(49,495)	108,555,303	17,014	(3,891)	36,179	—	(193)
Issuance of common stock, net of cost of $20,429	—	—	1,937,506,282	289,571	—	—	—	289,571
Issuance of common stock to shareholders of acquired company	—	—	52,159,413	4,924	—	—	—	4,924
Cash dividends declared on preferred stock, $0.06 per share	—	—	—	—	—	(756)	—	(756)
Stock options:
Compensation expense recognized	—	—	—	23	—	—	—	23
Restricted stock:
Shares issued/terminated, subject to restriction	—	—	(518)	—	—	—	—	—
Adjustment for 1:100 reverse stock split	—	—	(2,088,542,202)	—	—	—	—	—

Balance, December 31, 2011	—	$—	21,102,668	$455,166	$—	$(322,182)	$(3,969)	$129,015

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)	Year Ended December 31,
	2011	2010	2009
Operating Activities
Net loss	$(137,314)	$(131,827)	$(101,696)
Net loss from discontinued operations	(5,796)	(1,406)	865

Net loss from continuing operations	(131,518)	(130,421)	(102,561)

Adjustments to reconcile net loss to cash provided by operatings activities:
Depreciation and amortization of premises and equipment	3,321	3,649	3,700
Provision for loan losses	67,362	132,755	61,509
Deferred income taxes	641	1,307	9,854
Deferred loan fees and costs, net	(760)	(775)	(1,599)
Premium amortization and discount accretion of investment securities, net	3,869	(3,814)	(1,689)
Net gain on sale of investment securities	(7,298)	(10,647)	(989)
Other-than-temporary impairment charge	—	—	4,985
Amortization of core deposit premiums	896	795	794
Net accretion of purchase accounting adjustments	(1,731)	—	—
Stock compensation expense	23	50	405
Increase in cash surrender value of bank-owned life insurance	(1,115)	(1,085)	(1,187)
Loans held for sale:
Origination of loans held for sale	—	(118,251)	(180,362)
Net proceeds from sale of loans held for sale	17,966	128,403	181,774
Net loss/(gain) on sale of loans held for sale	1,241	(2,120)	(1,580)
Mortgage servicing rights capitalized	—	(1,340)	(1,642)
Mortgage servicing rights amortization and impairment	117	3,748	829
Net gain on sale of premises and equipment	(15)	—	—
Gain on retirement of subordinated debt	(1,625)	—	—
Goodwill impairment	—	—	52,395
Net loss on sales and write-downs of other real estate owned	44,249	9,939	1,771
Changes in assets and liabilities:
Decrease/(increase) in accrued interest receivable and other assets	20,781	5,163	(16,453)
Increase/(decrease) in accrued interest payable and other liabilities	5,443	2,279	2,447

Net cash provided by/(used in) operating activities of continuing operations	21,847	19,635	12,401
Net effect of discontinued operations	31,885	12,554	(23,069)

Net cash provided by/(used in) operating activities	53,732	32,189	(10,668)

Investing Activities
Available-for-sale securities:
Proceeds from sales	290,491	214,181	40,789
Proceeds from maturities, calls and principal repayments	77,486	100,694	85,959
Purchases	(302,830)	(291,341)	(158,398)
Held-to-maturity securities:
Proceeds from maturities, calls and principal repayments	—	6,184	20,367
Purchases	—	—	(78,548)
Net decrease/(increase) in loans held for investment	179,854	91,230	(55,591)
Proceeds from sales of loans held for investment	25,503	33,505	—
Proceeds from sales of other real estate owned	57,634	10,981	4,954
Improvements to other real estate owned	—	(363)	(439)
Proceeds from settlement of bank-owned life insurance	—	—	205
Purchases of premises and equipment	(2,696)	(750)	(972)
Proceeds from sales of premises and equipment	334	—	—
Purchases of Small Business Investment Company (“SBIC”) investments	—	—	(100)
Proceeds from sale of mortgage servicing rights	2,242	—	—
Net cash received in acquisition	99,126	—	—

Net cash provided by/(used in) investing activities of continuing operations	427,144	164,321	(141,774)
Net effect of discontinued operations	354	(232)	(68)

Net cash provided by/(used in) investing activities	427,498	164,089	(141,842)

Consolidated Statements of Cash Flows, continued

(dollars in thousands)	Year Ended December 31,
	2011	2010	2009

Financing Activities
Net (decrease)/increase in deposits	(286,318)	(25,738)	207,381
Decrease in retail repurchase agreements	(790)	(3,964)	(4,553)
Decrease in Federal Home Loan Bank advances	(86,115)	(23,036)	(72,813)
Decrease in Federal funds purchased	—	(10,000)	(27,000)
Repayment of subordinated debt	(875)	—	—
Proceeds from issuance of Series A preferred stock and common stock warrant	—	—	51,500
Repurchase and retirement of preferred stock	(3,125)	—	—
Issuance of common stock, net of expense	289,571	—	—
Cash dividends paid on common stock	—	—	(1,714)
Cash dividends paid on preferred stock	(756)	—	—
Cash dividends paid on Series A preferred stock	—	(644)	(1,946)

Net cash provided by/(used in) financing activities of continuing operations	(88,408)	(63,382)	150,855
Net effect of discontinued operations	—	—	—

Net cash provided by/(used in) financing activities	(88,408)	(63,382)	150,855

Net Increase in Cash and Cash Equivalents	392,822	132,896	(1,655)
Cash and Cash Equivalents at Beginning of Period	160,594	27,698	29,353

Cash and Cash Equivalents at End of Period	$553,416	$160,594	$27,698

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$24,230	$30,516	$42,580
Income taxes, net of refunds	—	645	700
Noncash transactions:
Foreclosed loans transferred to other real estate owned	132,546	47,808	35,089
Loans to facilitate the sale of other real estate owned	1,148	—	—
Transfer of loans from held for investment to held for sale	31,832	—	—
Unrealized securities gains (losses), net of income taxes	810	(3,390)	3,235
Conversion of subordinated debt to preferred stock	5,000	7,500	—
Employee benefit plan costs, net of income taxes	(1,088)	558	(65)
Unrealized gains on interest rate swaps	—	249	51
Gain on repurchase and retirement of preferred stock	9,375	—	—
Conversion of Series A preferred stock to common stock	8,982	—	—
Exchange of unaccrued dividend on Series A preferred stock to common stock	4,334	—	—
Warrant agreement adjustment	3,891	—	—
Gain on conversion of Series A preferred stock to common stock	38,625	—	—
Assets acquired in business combination	724,452	—	—
Liabilities assumed in business combination	723,433	—	—

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Note 1 – Summary of Significant Accounting Policies and Nature of Operations

Nature of Operations/Consolidation

FNB United Corp. or FNB, we or us (which also refers to FNB and our subsidiaries on a consolidated basis) was incorporated under the laws of the State of North Carolina in 1984. We are a bank holding company with two bank subsidiaries: CommunityOne Bank, N.A. (“CommunityOne”), a national banking association headquartered in Asheboro, North Carolina and, through Bank of Granite Corporation (“Granite Corp.”), Bank of Granite (“Granite”), a state chartered bank headquartered in Granite Falls, North Carolina. As of December 31, 2011 CommunityOne had 45 branches, $843.9 million in loans and $1.4 billion in deposits. As of December 31, 2011 Granite had 18 branches, $373.9 million in loans and $688.5 million in deposits.

Through our bank subsidiaries, we offer a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers through operations located in Alamance, Alexander, Ashe, Burke, Caldwell, Catawba, Chatham, Gaston, Guilford, Iredell, Mecklenburg, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes counties in North Carolina. Management believes that the banks have a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors, including federal, state and local governments.

CommunityOne owns three subsidiaries: Dover Mortgage Company (“Dover”); First National Investor Services, Inc.; and Premier Investment Services, Inc. (“Premier”). Dover previously engaged in the business of originating, underwriting and closing mortgage loans for sale in the secondary market. Dover ceased operations in the first quarter of 2011 and filed for Chapter 11 bankruptcy on February 15, 2012. First National Investor Services, Inc. holds deeds of trust for CommunityOne. Premier is inactive. Through Granite Corp., we also own Granite Mortgage, Inc., which ceased mortgage operations in 2009 and filed for Chapter 11 bankruptcy on February 15, 2012. FNB also owns FNB United Statutory Trust I, FNB United Statutory Trust II, and Catawba Valley Capital Trust II, which were formed to facilitate the issuance of trust preferred securities.

Basis of Presentation

The accounting and reporting policies of FNB are in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany balances and transactions have been eliminated.

Use of Estimates

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowances for loan losses (“ALL”), the carrying value of other real estate owned (“OREO”), the carrying value of intangible assets, the fair value of net assets acquired in the Merger and the realization of deferred tax assets.

Reclassification

Certain reclassifications have been made to the prior period consolidated financial statements to place them on a comparable basis with the current period consolidated financial statements. These reclassifications have no effect on net income or shareholders’ equity as previously reported.

Business Combinations

Business combinations are accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Under the acquisition method, the acquiring entity in a business combination recognizes 100% of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceed the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of operations from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred.

Business Segments

We report business segments in accordance with regulatory guidelines. Business segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The guidelines require that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the business segments were determined and other items. We have only one business segment.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include the balance sheet captions: cash and due from banks, and interest-bearing bank balances.

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

•	Held-to-maturity securities - Debt securities that FNB has the positive intent and ability to hold to maturity are reported at amortized cost.

We intend to hold securities classified as available-for-sale securities for an indefinite period of time but may sell them prior to maturity. All other securities, which FNB has the positive intent and ability to hold to maturity, are classified as held-to-maturity securities. FNB reclassified the held-to-maturity securities portfolio to available-for-sale on May 3, 2010 in order to provide additional liquidity to CommunityOne. At December 31, 2010 and December 31, 2011, we no longer have securities in the held-to-maturity portfolio.

A decline, which is deemed to be other than temporary, in the market value of any available-for-sale or held-to-maturity equity security to a level below cost results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

Our policy regarding other than temporary impairment of investment securities (“OTTI”) requires continuous monitoring of those securities. The evaluation includes an assessment of both qualitative and quantitative measures to determine whether, in management’s judgment, the investment is likely to recover its original value. If the evaluation concludes that the investment is not likely to recover its original value, the unrealized loss is reported as an OTTI, and the loss is recorded as a securities transaction on the Consolidated Statements of Operations.

For debt securities, an impairment loss is recognized in earnings only when (1) we intend to sell the debt security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) we do not expect to recover the entire amortized cost basis of the security. In situations where we intend to sell or when it is more likely than not that we will be required to sell the security, the entire impairment loss must be recognized in earnings. In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in shareholders’ equity as a component of other comprehensive loss, net of deferred taxes.

Interest income on debt securities is adjusted using the level yield method for the amortization of premiums and accretion of discounts. The adjusted cost of the specific security is used to compute gains or losses on the disposition of securities on a trade date basis.

Loans Held for Sale

From 2009 through the third quarter 2010, we originated residential mortgage loans, through our branch mortgage channel, under various loan programs which were sold in the secondary market. In 2011, loans held for sale represent problem commercial loans reclassified from loans held for investment that either are or were under contract to be sold. The loans held for sale are carried at the lower of cost or fair value less estimated costs to sell.

Most of loans sold are without recourse. Gains or losses on loan sales are recognized at the time of sale, are determined by the difference between net sales proceeds and the carrying value of the loan sold, and are included in mortgage loan income.

Loans

Classes are generally disaggregations of a portfolio segment. FNB’s portfolio segments are: Commercial and agricultural, Real estate - construction, Real estate - mortgage, and Consumer loans. The classes within the Commercial and agricultural portfolio are: owner occupied and non-owner occupied. The classes within the Real estate - construction portfolio are: Retail properties, Multi-family, Industrial and Warehouse, and Other commercial real estate. The classes within the Real estate - mortgage portfolio are: 1-4 family residential and Commercial and other. The Consumer loan portfolio is not further segregated into classes.

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

Nonaccrual and Past Due Loans – All loan classes are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date. When we cannot reasonably expect full and timely repayment of its loan, the loan is placed on nonaccrual. We may calculate forgone interest on a monthly basis, but do not recognize the income. At the time of nonaccrual, past due or accrued interest is charged-off unless it is determined that collection of accrued-to-date interest is likely.

All loans on which principal or interest is in default for 90 days or more is put on nonaccrual status, unless there is sufficient documentation to conclude that the loan is well secured and in the process of collection. A debt is “well-secured” if collateralized by liens on or pledges of real or personal property, including securities that have a realizable value sufficient to discharge the debt in full; or by the guarantee of a financially responsible party. A debt is “in process of collection” if collection is proceeding in due course either through legal action, including judgment enforcement procedures, or, in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or its restoration to a current status.

Loans that are less than 90 days delinquent may also be placed on nonaccrual, if approved, due to deterioration in the borrower’s financial condition that could result in less than full repayment.

For all loan classes a nonaccrual loan may be returned to accrual status when we can reasonably expect continued timely payments until payment in full. All prior arrearage does not have to be eliminated, nor do all previously charged-off amounts need to have been recovered, but the loan can still be returned to accrual status if the following conditions are met: (1) all principal and interest amounts contractually due (including arrearage) are reasonably assured of repayment within a reasonable period; and (2) there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms involving payments of cash or cash equivalents.

At the time a loan is placed on nonaccrual, all accrued, unpaid interest is charged-off, unless it is documented that repayment of all principal and presently accrued but unpaid interest is probable. Charge-offs of accrued and unpaid interest are taken against the current year's interest income. They are not charged to the current ALL.

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

Impaired Loans - An impaired loan is one for which FNB will not be repaid all principal and interest due per the terms of the original contract or within reasonably modified contracted terms. If the loan has been modified to provide relief to the borrower, the loan is deemed to be impaired if all principal and interest will not be repaid according to the original contract. All loans meeting the definition of Doubtful are considered impaired.

When a loan in any class has been determined to be impaired, the amount of the impairment is measured using the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent. When the present value of expected future cash flows is used, the effective interest rate is the original contractual interest rate of the loan adjusted for any premium or discount. When the contractual interest rate is variable, the effective interest rate of the loan changes over time. A specific reserve is established as a component of the ALL when a loan has been determined to be impaired. After three months, specific reserves are considered for charge off. Subsequent to the initial measurement of impairment, if there is a significant change to the impaired loan’s expected future cash flows, or if actual cash flows are significantly different from the cash flows previously estimated, FNB recalculates the impairment and appropriately adjusts the specific reserve. Similarly, if FNB measures impairment based on the observable market price of an impaired loan or the fair value of the collateral of an impaired collateral-dependent loan, FNB will adjust the specific reserve if there is a significant change in either of those bases.

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

Acquired Loans

ASC 310-30, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” applies to a loan with evidence of deterioration of credit quality since its origination, and for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. For loans accounted for under ASC 310-30, management determines the fair value of the loan portfolio based such factors as type of loan and related collateral, classification status, fixed or variable interest rate, maturity and any prepayment terms of the loan, whether or not the loan was amortizing, and a discount rate reflecting our assessment of risk inherent in the cash flow estimates. Management also estimates the amount of credit losses that are expected to be realized for the loan portfolio primarily by estimating the liquidation value of collateral securing loans on nonaccrual status or classified as substandard or doubtful. Certain amounts related to these loans are estimates and highly subjective.

Purchased credit-impaired (“PCI”) loans acquired in a business combination are recorded at estimated fair value on the date of acquisition without the carryover of the related ALL, which include loans purchased in the Merger. PCI loans are accounted for under ASC 310-30 when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the date of acquisition may include statistics such as past due and nonaccrual status. PCI loans generally meet the Company’s definition for nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent significant increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reclassification from nonaccretable difference to accretable yield with a positive impact on future interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. There is no ALL established at the acquisition date for PCI loans.

Certain performing loans acquired through business combinations that do not meet the specific criteria of ASC 310-30, but for which a discount is attributable at least in part to credit quality, are also accounted for under this guidance. As a result, related discounts are recognized subsequently through accretion based on the expected cash flow of the PCI loans. The fair value of the loan is the present value of expected future cash flows at the acquisition date. The difference between the expected cash flows and the fair value is known as the accretable yield which is recognized as interest income over the remaining life of each PCI loan when there is a reasonable expectation about the timing and amount of such cash flows.

Loans are grouped together in pools according to similar risk characteristics, such as purpose and/or type of loan, and are treated in the aggregate for accounting purposes. Loans that meet the criteria for nonaccrual of interest at the time of acquisition may be considered performing upon and subsequent to acquisition, regardless of whether the customer is contractually delinquent, if the timing and expected cash flows on such loans can be reasonably estimated and if collection of the new carrying value of such loans is expected.

Adjustments to loan values in future periods may occur based on management’s expectation of future cash flows over the lives of the PCI loans.

We have elected to account for the Granite portfolio under ASC 310-30, with the exception of performing revolving consumer and commercial loans, which are being accounted for under ASC 310-20. At December 31, 2011 no ALL was required for the acquired Granite loans, and in addition, the acquired Granite loans are recorded on an accruing basis. We recorded $4.5 million in accretable yield during 2011 on the Granite loans.

Allowance for Loan Losses

The ALL, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management’s best estimate of probable loan losses to be incurred as of the balance sheet date. FNB’s ALL is also assessed quarterly by management. This assessment includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. FNB has grouped its loans into pools according to the loan segmentation regime employed on schedule RC-C of the FFIEC’s Consolidated Report of Condition and Income. Major loan portfolio subgroups include: Commercial and agricultural, Real estate - construction, Real estate - mortgage, and Consumer loans. Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used.

For all loan classes, management applies two primary components during the loan review process to determine proper allowance levels. The two components are a specific loan loss allocation for loans that are deemed impaired and a general loan loss allocation for those loans not specifically allocated. The methodology to analyze the adequacy of the ALL is as follows:

•	identification of specific impaired loans by loan category;

•	specific loans that could have potential loss;

•	calculation of specific allowances where required for the impaired loans based on collateral and other objective and quantifiable evidence;

•	determination of homogenous pools by loan category and risk grade, reduced by the impaired loans;

•	application of historical loss percentages to pools to determine the allowance allocation; and

•	application of qualitative and environment (“Q&E”) factor adjustment percentages to historical losses for trends or changes in the loan portfolio.

The reserve for unfunded commitments, which is included in other liabilities, is calculated by determining the type of commitment and the remaining unfunded commitment for each loan. Based on the type of commitment, an expected usage percentage to the remaining unfunded balance is applied. The expected usage percentage is multiplied by the historical losses and Q&E factors for each loans pool as defined in the regular ALL calculation to determine the appropriate level of reserve. The expected usage percentages for each commitment type are as follows:

•	Construction draws – 100%

•	Equity lines of credit – 50%

•	Letters of Credit – 10%

Historical Loss Rates: Historical loss data has been catalogued by FNB for each pool. The risk-graded pool to which the loss is assigned is the risk-grade assigned to the loan at the quarter end, four quarters earlier. Historical loss recoveries are similarly entered, if significant and applied against the nonclassified pools according to the Call Report designations of the loans originally charged. Historical loss data is also used to estimate the loss horizon for each pool.

Q&E Loss Factors: The methodology incorporates various internal and external qualitative and environmental factors as described in the Interagency Policy Statement on the Allowance for Loan and Lease Losses dated December 2006. Input for these factors is determined on the basis of management observation, judgment, and experience. The factors utilized by FNB for all loan classes are as follows:

a)	Standard – Accounts for inherent uncertainty in using the past as a predictor of the future. Uniform across all segments.

b)	Volume – Accounts for historical growth characteristics of the portfolio over the loss recognition period.

c)	Terms – Measures risk derived from granting terms outside of policy and underwriting guidelines.

d)	Staff – Reflects staff competence in various types of lending.

e)	Delinquency – Reflects increased risk deriving from higher delinquency rates.

f)	Nonaccrual – Reflects increased risk of loans with characteristics that merit nonaccrual status.

g)	Migration – Accounts for the changing level of risk inherent in loans as they migrate into, or away from, more adverse risk grades.

h)	Concentration – Measures increased risk derived from concentration of credit exposure in particular industry segments within the portfolio.

i)	Production – Measures impact of anticipated growth and potential risk derived from new loan production.

j)	Process – Measures increased risk derived from more demanding processing requirements directed towards risk mitigation.

k)	Economic – Impact of general and local economic factors are the largest single factor affecting portfolio risk and effect is felt uniformly across pools.

l)	Competition – Measures risk associated with FNB's potential response to competitors’ relaxed credit requirements.

m)	Regulatory and Legal – Measures risk from exposure to regulations, legislation, and legal code that result in increased risk of loss.

Each pool is assigned an adjustment to the potential loss percentage by assessing its characteristics against each of the factors listed above.

Calculation and Summary: A general reserve amount for each loan pool is calculated by adding the historical loss rate to the total Q&E factors, and applying the combined percentage to the pool loan balances.

Reserves are generally divided into three allocation segments:

1.	Individual Reserves. These are calculated against loans evaluated individually and deemed most likely to be impaired. Management determines which loans will be considered for potential impairment review. This does not mean that an individual reserve will necessarily be calculated for each loan considered for impairment, only for those noted during this process as likely to have a loss. Loans to be considered will generally include:

•	All commercial loans classified substandard or worse

•	Any other loan in a nonaccrual status

•	Any loan, consumer or commercial, that has already been modified such that it meets the definition of Troubled Debt Restructurings (“TDR”)

The individual reserve must be verified at least quarterly, and recalculated whenever additional relevant information becomes available. All information related to the calculation of the individual reserve, including internal or external collateral valuations, assumptions, calculations, etc. must be documented. We do not assign an individual reserve based on rough estimates or unsupported conclusions.

Individual reserve amounts are not carried indefinitely.

•

When the amount of the actual loss becomes reasonably quantifiable the amount of the loss should be charged off against the ALL, whether or not all liquidation and recovery efforts have been completed.

•

If the total amount of the individual reserve that will eventually be charged off cannot yet be determined, but some portion of the individual reserve can be viewed as an imminent loss, that smaller portion can be charged off against the ALL and the individual reserve reduced by a corresponding amount. It is acceptable to retain an estimate of remaining loss as a “special reserve” only when the estimate is not reasonably quantifiable.

•	Impaired loans with a de minimis balance are not individually evaluated for individual reserve but they are included in the formula reserve calculation.

2.	Formula Reserves. Formula reserves are held against loans evaluated collectively. Loans are grouped by type or by risk grade, or some combination of the two. Loss estimates are based on historical loss rates for each respective loan group, adjusted for appropriate environmental factors established by FNB. These factors should include:

•	Levels and trends in delinquencies and impaired loans

•	Estimated effects of changes to underwriting standards, lending policies, etc.

•	Experience, depth and ability of lending management and other relevant staff

•	National and local economic trends and conditions

•	Effects of changes in credit concentrations

Formula reserves represent FNB’s best estimate of losses that may be inherent, or embedded, within the group of loans, even if it is not apparent at this time which loans within any group or pool represent those embedded losses.

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

FNB lends primarily in North Carolina. As of December 31, 2011, a substantial majority of the principal amount of the loans held for investment in its portfolio was to businesses and individuals in North Carolina. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the ALL. Management believes the ALL is adequate to cover estimated losses on loans at each balance sheet date.

In addition, as an integral part of the examination process, OCC periodically reviews CommunityOne’s ALL and the FDIC reviews Granite’s ALL. The OCC or the FDIC may require CommunityOne or Granite, as the case may be, to recognize adjustments to the allowance based on its judgment about information available to it at the time of its examination.

Other Real Estate Owned

Other real estate owned represents properties acquired through foreclosure or deed in lieu thereof. The property is classified as held for sale. The property is initially carried at fair value based on recent appraisals, less estimated costs to sell. Declines in the fair value of properties included in other real estate below carrying value are recognized by a charge to income.

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

Intangible Assets

Goodwill arises from business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead assessed for impairment no less than annually. Impairment exists when the carrying value of the goodwill exceeds its implied fair value. Impairment charges are included in noninterest expense in the statements of operations.

Intangible assets with estimable useful lives are amortized over such useful lives to their estimated residual values. Core deposit intangible assets, which we refer to as CDI, is recognized apart from goodwill at the time of acquisition based on market valuations prepared by independent third parties. In preparing such valuations, the third parties consider variables such as deposit servicing costs, attrition rates, and market discount rates. CDI assets are amortized to expense over their useful lives, which we have estimated to range from 8 to 10 years. CDI is reviewed for impairment quarterly or earlier if events or changes in circumstances indicate that their carrying values may not be recoverable. If the recoverable amount of CDI is determined to be less than its carrying value, we would then measure the amount of impairment based on an estimate of the intangible asset's fair value at that time. If the fair value is below the carrying value, the intangible asset is reduced to such fair value and the impairment is recognized as noninterest expense in the statements of operations.

Mortgage Servicing Rights (“MSRs”)

The rights to service mortgage loans for others are included in other assets on the consolidated balance sheet. MSRs are recorded at fair value on an ongoing basis, with changes in fair value recorded in the results of operations. A fair value analysis of MSRs is performed on a quarterly basis. In accordance with instructions from Fannie Mae, CommunityOne entered into an agreement on December 29, 2010 to sell mortgage servicing rights on approximately $492.9 million of loans serviced for Fannie Mae and recognized a loss of $3.0 million, including transaction costs. CommunityOne continued to service these loans until January 31, 2011.

Income Taxes

Income tax expense includes both a current provision based on the amounts computed for income tax return purposes and a deferred provision that results from application of the asset and liability method of accounting for deferred taxes. Under the asset and liability method, deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of FNB's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Management’s determination of the realization of deferred tax assets is based upon its judgment of various future events and uncertainties, including the timing and amount of future income earned by certain subsidiaries and the implementation of various tax plans to maximize realization of the deferred tax assets. In evaluating the positive and negative evidence to support the realization of the asset under current guidance, given our current financial results and current economic conditions, there is insufficient positive evidence to support a conclusion that it is more likely than not this asset will be realized in the foreseeable future. Examinations of the income tax returns or changes in tax law may impact FNB’s tax liabilities and resulting provisions for income taxes.

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the increased credit losses, FNB continues to be in a three-year cumulative pre-tax loss position as of December 31, 2011. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset, which is difficult to overcome. FNB’s estimate of the realization of its deferred tax assets was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years and estimated unrealized losses in the available-for-sale investment portfolio. FNB did not consider future taxable income in determining the realizability of its deferred tax assets. FNB expects its income tax expense (benefit) will be negligible for the next several quarters until profitability has been restored for a reasonable time and such profitability is considered sustainable. At that time, the valuation allowance would be reversed. Reversal of the valuation allowance requires a great deal of judgment and will be based on the circumstances that exist as of that future date. If future events differ significantly from FNB’s current forecasts, FNB may need to increase this valuation allowance, which could have a material adverse effect on the results of operations and financial condition. See also Note 12 for discussion of the impact on deferred taxes associated with the Merger.

Earnings per Share (“EPS”)

As required for entities with complex capital structures, a dual presentation of basic and diluted EPS is included on the face of the statements of operations, and a reconciliation is provided in a footnote of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. See also Note 18 for discussion of the one-for-one hundred reverse stock split and its impact on share and per share amounts.

Comprehensive Income

Comprehensive income is defined as the change in equity of an enterprise during a period from transactions and other events and circumstances from non-owner sources and, accordingly, includes both net income and amounts referred to as other comprehensive income. The items of other comprehensive income are included in the consolidated statement of shareholders’ equity and comprehensive loss. The accumulated balance of other comprehensive loss is included in the shareholders’ equity section of the consolidated balance sheet. FNB’s components of accumulated other comprehensive loss at December 31, 2011 include unrealized gains (losses) on investment securities classified as available-for-sale, and the effect of the defined benefit pension and other postretirement plans for employees.

For the twelve months ended December 31, 2011 and 2010, total other comprehensive loss was $(137.6) million and $(134.4) million, respectively. The deferred income tax benefit/(liability) related to the components of other comprehensive loss amounted to $0.2 million and $1.7 million, respectively, for the same periods as previously mentioned.

The accumulated balances related to each component of other comprehensive loss are as follows:

(dollars in thousands)	December 31, 2011		December 31, 2010
	Pretax	After-tax	Pretax	After-tax
Net unrealized securities gains/(losses)	$470	$284	$(862)	$(526)
Pension, other postretirement and postemployment benefit plan adjustments	(6,970)	(4,253)	(5,187)	(3,165)

Accumulated other comprehensive loss	$(6,500)	$(3,969)	$(6,049)	$(3,691)

Employee Benefit Plans

FNB has maintained a defined benefit pension plan. Pension costs, which are actuarially determined using the projected unit credit method, are charged to current operations. Pension costs of $0.4 and $0.6 million were recognized as of December 31, 2011 and December 31, 2010. Annual funding contributions are made up to the maximum amounts allowable for Federal income tax purposes. See Note 15 “Employee Benefit Plans” for additional information on all benefit plans described below.

The pension plan was frozen in 2006 and no additional employees are eligible to enter the plan. Employees who had obtained certain age and service qualifications continued to accrue benefits through December 31, 2010. Benefits are based on the employee’s compensation, years of service and age at retirement.

FNB has a noncontributory, nonqualified supplemental executive retirement plan (“SERP”), covering certain executive employees. Annual benefits payable under the SERP are based on factors similar to those for the pension plan, with offsets related to amounts payable under the pension plan and social security benefits. SERP costs, which are actuarially determined using the projected unit credit method and recorded on an unfunded basis, are charged to current operations and credited to a liability account on the consolidated balance sheet. In 2010, the Board of Directors approved an amendment to the plan which stopped additional benefit accrual under the SERP after December 31, 2010. This action did not impact a participant’s vested or accrued benefit in the plan.

FNB has maintained a postretirement benefit plan, which provides medical and life insurance benefits to retirees who obtained certain age and service requirements. Postretirement benefit costs, which are actuarially determined using the attribution method and recorded on an unfunded basis, are charged to current operations and credited to a liability account on the consolidated balance sheet.

In conjunction with the modified freeze of the pension plan, the postretirement medical and life insurance plan was also amended. Effective December 31, 2006, no new employees are eligible to enter the postretirement medical and life insurance plan. Employees who had obtained certain age and service qualifications continued to accrue benefits through December 31, 2010. Benefits are based on the employee’s years of service at retirement.

FNB has a matching retirement/savings plan which permits eligible employees to make contributions to the plan up to a specified percentage of compensation as defined by the plan. A portion of the employee contributions are matched by FNB based on the plan formula, which is $.50 for each dollar on the first 6% of eligible pay deferred by the employee under the plan. Additionally, commencing in 2007, FNB on a discretionary basis may make an annual contribution up to a specified percentage of compensation as defined by the plan to the account of each eligible employee. FNB did not make a discretionary contribution in 2011 or 2010. The matching and discretionary contributions amounted to $0.4 million in 2011, $0.5 million in 2010, and $0.7 million in 2009.

Granite sponsors a tax-qualified profit-sharing and savings retirement plan covering substantially all Granite employees. Contributions to the plan are made at the discretion of the Board of Directors but may not exceed the maximum amount allowable for federal income tax purposes. There were no Company contributions made for the years ended December 31, 2010 and 2009. The plan permits eligible employees to make contributions to the plan up to a specified percentage of compensation as defined by the plan. Effective January 1, 2012 the plan was amended to provide a match on a portion of the employee contributions. The match is based on the plan formula, which is $.50 for each dollar on the first 6% of eligible pay deferred by the employee under the plan. FNB plans to merge the Granite plan into the FNB plan early in the third quarter 2012. The two plans will be merged together into an amended and restated 401(k) plan.

Granite has also sponsored a non-tax qualified profit-sharing supplemental executive retirement plan for certain executive officers, which allowed Granite to supplement the level of the executive officers' retirement incomes over that which is obtainable through the tax-qualified profit-sharing retirement plan sponsored by Granite. There was no expense for the years ended December 31, 2010 and 2009. The plan is in the process of being terminated and the two remaining balances will be paid out in 2012.

Derivatives and Financial Instruments

A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. FNB uses derivatives primarily to manage interest rate risk related to mortgage servicing rights, and long-term debt. The fair value of derivatives in a gain or loss position is included in other assets or liabilities, respectively, on the Consolidated Balance Sheets.

FNB classifies its derivative financial instruments as either a hedge of an exposure to changes in the fair value of a recorded asset or liability, or a fair value hedge, or a hedge of an exposure to changes in the cash flows of a recognized asset, liability or forecasted transaction, or a cash flow hedge. FNB has master netting agreements with the derivatives dealers with which it does business, but reflects gross gains and losses on the Consolidated Balance Sheets.

FNB uses the long-haul method to assess hedge effectiveness. FNB documents, both at inception and over the life of the hedge, at least quarterly, its analysis of actual and expected hedge effectiveness. This analysis includes techniques such as regression analysis and hypothetical derivatives to demonstrate that the hedge has been, and is expected to be, highly effective in off-setting corresponding changes in the fair value or cash flows of the hedged item. For a qualifying fair value hedge, changes in the value of the derivatives that have been highly effective as hedges are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged. For a qualifying cash flow hedge, the portion of changes in the fair value of the derivatives that have been highly effective are recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings.

For either fair value hedges or cash flow hedges, ineffectiveness may be recognized in noninterest income to the extent that changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedged items attributable to the risk being hedged. If the hedge ceases to be highly effective, FNB discontinues hedge accounting and recognizes the changes in fair value in current period earnings. If a derivative that qualifies as a fair value or cash flow hedge is terminated or the designation removed, the realized or then unrealized gain or loss is recognized into income over the original hedge period (fair value hedge) or period in which the hedged item affects earnings (cash flow hedge). Immediate recognition in earnings is required upon sale or extinguishment of the hedged item (fair value hedge) or if it is probable that the hedged cash flows will not occur (cash flow hedge).

See Note 20 for additional information related to derivatives and financial instruments.

Recent Accounting Pronouncements

Credit Quality - In July 2010, the Receivables topic of the ASC, was amended by Accounting Standards Update (“ASU 2010-20”) to require expanded disclosures related to a company’s ALL and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis. FNB is required to include these disclosures in its interim and annual financial statements. See Notes 7 and 8.

Troubled Debt Restructurings - Disclosures about Troubled Debt Restructurings (“TDRs”), required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”), in ASU 2011-01 issued in January 2011. In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. Disclosures related to TDRs under ASU 2010-20 have been presented in Note 8.

Disclosures about Fair Value - ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments were effective for FNB beginning January 1, 2012 and are not expected to have a material effect on the financial statements.

Comprehensive Income - The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments were to become applicable to FNB on January 1, 2012 and were to be applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements. The remaining provisions of this update take effect for FNB on January 1, 2012, and are not expected to have a material effect on the financial statements.

Goodwill - In December 2010, the Intangibles topic of the ASC was amended to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings upon adoption. Impairments occurring subsequent to adoption should be included in earnings. The amendment was effective for FNB on January 1, 2011.

In September 2011, the Intangibles topic was again amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. These amendments are effective for FNB on January 1, 2012.

Business Combinations - In December 2010, the Business Combinations topic of the ASC was amended to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also requires that the supplemental pro forma disclosures include a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This amendment is effective for FNB for business combinations for which the acquisition date is on or after January 1, 2011. Disclosures related to Business Combinations under ASU 805 have been presented in Note 3.

Financial and Derivative Instruments - The Balance Sheet topic of the ASC was amended in December 2011 for companies with financial instruments and derivative instruments that offset or are subject to a master netting agreement. The amendments require disclosure of both gross information and net information about instruments and transactions eligible for offset or subject to an agreement similar to a master netting agreement. The amendments are effective for reporting periods beginning on or after January 1, 2013 and must be provided retrospectively for all comparative periods presented. FNB does not expect these amendments to have a material effect on its financial statements.

Transfers and Servicing of Assets - In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments are effective for FNB beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

FASB - From time to time the Financial Accountings Standards Board (“FASB”) issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards.

Management considers the effect of the proposed statements on the consolidated financial statements of FNB and monitors the status of changes to and proposed effective dates of exposure drafts. Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on FNB’s financial position, results of operations or cash flows.

Note 2 – Regulatory and Other Matters

Regulatory Actions

Consent Orders

On July 22, 2010, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, CommunityOne consented and agreed to the issuance of the CommunityOne Order, by the OCC. In the CommunityOne Order, CommunityOne and the OCC agreed as to areas of the bank’s operations that warrant improvement and a plan for making those improvements. The CommunityOne Order includes a capital directive, which requires CommunityOne to achieve and maintain minimum regulatory capital levels in excess of the statutory minimums to be well-capitalized, and a directive to develop a liquidity risk management and contingency funding plan. The CommunityOne Order also requires the development of various programs and procedures to improve CommunityOne’s asset quality. Specifically, the CommunityOne Order imposed the following requirements on CommunityOne:

•	to appoint a Compliance Committee of the Board to monitor and coordinate CommunityOne’s adherence to the Order.

•	to develop and submit to the OCC for review a written strategic plan covering at least a three-year period.

•	to achieve and thereafter maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets.

•	to submit to the OCC a written capital plan for CommunityOne covering at least a three-year period.

•	to develop, implement and ensure CommunityOne’s compliance with written programs to improve the bank’s loan portfolio management and to reduce the high level of credit risk in the bank.

•	to adopt and ensure implementation and adherence to an enhanced written commercial real estate concentration management program consistent with OCC guidelines.

•	to obtain current and complete credit information on all loans and ensure proper collateral documentation is maintained on all loans.

•	to develop and implement an independent review and analysis process to ensure that appraisals conform to appraisal standards and regulations.

•	to implement and adhere to a written program for the maintenance of an adequate ALL providing for review of the allowance by the Board of Directors at least quarterly.

•	to increase the CommunityOne’s liquidity to a level sufficient to sustain bank’s current operations and to withstand any anticipated or extraordinary demand against its funding base.

•

to implement and maintain a comprehensive liquidity risk management program, assessing on an ongoing basis CommunityOne’s current and projected funding needs and ensuring that sufficient funds or access to funds exists to meet those needs.

•	to develop and implement a written program to strengthen internal controls over accounting and financial reporting.

On August 17, 2009, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, Granite consented and agreed to the issuance of the Granite Order, by the FDIC and North Carolina Commissioner of Banks (“NCCOB”). In the Granite Order, Granite and the OCC agreed as to areas of the bank’s operations that warrant improvement and a plan for making those improvements. The Granite Order includes a capital directive, which requires Granite to achieve and maintain minimum regulatory capital levels in excess of the statutory minimums to be well-capitalized, and a directive to develop a liquidity risk management and contingency funding plan. The Granite Order also requires the development of various programs and procedures to improve Granite’s asset quality. Specifically, the Granite Order imposed the following requirements on Granite:

•	to increase Board participation and appoint a Director’s Committee of the Board to monitor and coordinate Granite’s compliance with the Order.

•	to hire qualified and experienced management acceptable to the FDIC and NCCOB that among other things, would restore Granite to a safe and sound condition.

•	to maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 8% of adjusted total assets.

•	to adopt and implement a written plan addressing liquidity, contingency funding and asset liability management.

•

to develop and implement a written plan to reduce classified assets, which shall include a plan to obtain complete credit information on classified loans and ensure proper collateral documentation is maintained on those loans.

•	to perform a segmentation analysis with respect to concentrations of credit with the goal to reduce such concentrations.

•	to charge off any assets classified as “loss” and 50% of those assets classified “doubtful.”

•	to not extend additional credit to or for the benefit of any borrower who had a classified loan or other extension of credit from Granite.

•	to implement effective written lending and collection policies.

•

to develop and submit to the FDIIC and NCCOB for review a long-term written strategic plan and a budget and to thereafter submit updated budgets and evaluation of Granite’s actual performance against the budget.

•	to not accept, renew or rollover any brokered deposits without a waiver from the FDIC.

•	to not pay cash dividends without prior supervisory approval.

•	to limit asset growth to 5% per year and in compliance with the capital maintenance provisions of the Order.

Any material failure of CommunityOne to comply with the CommunityOne Order, or Granite to comply with the Granite Order could result in further enforcement actions by the OCC, or the FDIC and the NCCOB, respectively. CommunityOne submitted all required materials and plans requested to the OCC within the given time periods. On October 21, 2011, FNB completed the Recapitalization and Merger which in part was undertaken to allow CommunityOne and Granite to comply with their respective Orders. Each Bank continues to take steps to comply with the Orders.

Written Agreement

On October 21, 2010, FNB entered into the Written Agreement, with the Federal Reserve Bank of Richmond (“FRBR”). Under the Written Agreement, FNB's Board of Directors is required to take appropriate steps to use FNB's financial and managerial resources to serve as a source of strength to CommunityOne, including causing CommunityOne to comply with the CommunityOne Order it entered into with the OCC on July 22, 2010. The Written Agreement has been interpreted to also require FNB to serve as a source of strength to Granite and to cause Granite to comply with the Granite Order it entered into with the FDIC and the NCCOB on August 17, 2009.

FNB also agreed that it would not declare or pay any dividends without prior written approval of the FRBR and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System (the “Director”). FNB further agreed that it would not take dividends or any other form of payment representing a reduction in capital from the CommunityOne Bank without the FRBR's prior written approval. The Written Agreement also provides that neither FNB nor any of its nonbank subsidiaries will make any distributions of interest, principal or other amounts on subordinated debentures or trust preferred securities without the prior written approval of the FRBR and the Director.

The Written Agreement provides that neither FNB nor any of its subsidiaries shall incur, increase or guarantee any debt without FRBR approval. In addition, FNB must obtain the prior approval of the FRBR for the repurchase or redemption of its shares of stock.

Within 60 days from the date of the Written Agreement, FNB submitted to the FRBR a written plan to maintain sufficient capital at FNB on a consolidated basis. Within 30 days of the Written Agreement, FNB also submitted to the FRBR a statement of its planned sources and uses of cash for operating expenses and other purposes for 2011 and submitted a statement of planned sources and uses of cash for operating expenses and other purposes for 2012.

FNB is required to have and report to the FRBR on a quarterly basis regarding its progress in complying with the Written Agreement. The provisions of the agreement will remain effective and enforceable until they are stayed, modified, terminated or suspended in writing by the FRBR.

Capital

The CommunityOne Order requires CommunityOne to achieve and maintain Tier 1 leverage capital ratio of not less than 9% of adjusted total assets, and total risk-based capital of not less than 12% of risk-weighted assets. In addition, the Granite Order requires Granite to achieve and maintain a Tier 1 leverage capital ratio of not less than 8% of adjusted total assets and total risk-based capital of not less than 12% of risk-weighted assets.

The minimum capital requirements to be characterized as “well-capitalized” and “adequately capitalized,” as defined by the prompt corrective action provision of federal law, the capital requirements required under the Orders, and each of CommunityOne’s and Granite’s capital ratios as of December 31, 2011 were as follows:

			Minumum Regulatory Requirement
					Pursuant to Order
	CommunityOne Bank	Bank of Granite	Adequately Capitalized	Well- Capitalized	CommunityONE Bank	Bank of Granite
Total risk-based capital ratio	14.52%	12.04%	8.00%	10.00%	12.00%	12.00%
Tier 1 risk-based capital ratio	13.23%	12.04%	4.00%	6.00%	9.00%	8.00%
Leverage capital ratio	7.39%	7.19%	4.00%	5.00%	9.00%	8.00%

While the Banks were initially in compliance with the capital levels required in the Orders at the consummation of the Recapitalization and Merger, neither Bank currently is in compliance with the leverage capital requirement of its respective Order. As of December 31, 2011, CommunityOne and Granite were designated as “adequately capitalized” by the OCC and FDIC, respectively, because each bank continues to be subject to an Order.

Nasdaq

On August 2, 2010, FNB received written notice from Nasdaq indicating that FNB was not in compliance with Nasdaq’s bid price rule, because the closing price per share of its common stock was below $1.00 per share for 30 consecutive business days. In accordance with the rules of The Nasdaq Stock Market, FNB was afforded a 180-day grace period to achieve compliance with the bid price rule. As of January 31, 2011, FNB had not achieved compliance and submitted an application to The Nasdaq Stock Market to transfer the listing of its common stock to The Nasdaq Capital Market from The Nasdaq Global Select Market, where it had been listed. The application was granted effective February 3, 2011, and FNB became eligible for an additional 180 calendar day period, or until August 1, 2011, to achieve compliance with the bid price rule. On June 10, 2011, FNB received a further written notice from the Nasdaq Stock Market of the Nasdaq staff’s determination that FNB had not provided a definitive plan evidencing its ability to achieve near-term compliance with all the continued listing requirements of The Nasdaq Capital Market including the bid price rule and the shareholders’ equity rule. Accordingly, unless FNB requested an appeal, trading of FNB’s common stock would have been suspended at the opening of business on June 21, 2011, and FNB’s common stock would have been removed from listing and registration on The Nasdaq Stock Market. FNB appealed the Nasdaq’s staff’s determination. Following a hearing, FNB received written notice from The Nasdaq Stock Market of the appeals panel’s determination to grant FNB’s request to remain listed on Nasdaq, subject to certain conditions. These conditions include the closings of the Recapitalization and Merger on or before October 31, 2011, FNB’s filing with the SEC on or before October 31, 2011 a current report on Form 8-K containing pro forma financial statements demonstrating in excess of $2.5 million in shareholders’ equity, and FNB common stock’s maintaining on or before November 18, 2011 a closing bid price of $1.00 or more for a minimum of ten consecutive trading days. These conditions were met, as the Recapitalization and Merger occurred on October 21, 2011 and FNB affected the Reverse Stock Split on October 31, 2011 to achieve compliance with the bid price rule by November 18, 2011.

Management Actions

During 2011, we secured additional equity capital, added critical management expertise, significantly improved liquidity and reduced problem assets.

•

We completed a capital raise of $310 million in a private placement, at a price of $16.00 per share (taking into effect the Reverse Stock Split), with investments from (1) affiliates of each of The Carlyle Group and Oak Hill Capital Partners and, together with Carlyle (the “Anchor Investors”), pursuant to investment agreements with each of the Anchor Investors, and (2) various other investors, including certain of our directors and officers (“the Additional Investors”), and, together with the Anchor Investors, the Investors, pursuant to subscription agreements, with each of such Additional Investors.

•

In connection with the Recapitalization, on October 21, 2011, we also consummated the acquisition of Granite Corp., pursuant to the terms and conditions of the Agreement and Plan of Merger, dated as of April 26, 2011 (as amended, the “Merger Agreement”), by and among FNB, Merger Sub and Granite Corp. Under this agreement, Merger Sub merged with and into Granite Corp., with Granite Corp continuing as the surviving corporation and as a wholly owned subsidiary of FNB. The Merger allows us to improve efficiencies and opens new markets to us.

•

As a result of the Recapitalization, we also significantly enhanced our liquidity position during 2011. At December 31, 2011, cash and cash equivalents were 23.0% and 26.0% of total assets and deposits, respectively, and cash and cash equivalents and securities were 40.0% and 46.3% of total assets and deposits, respectively.

•

We moved aggressively to reduce problem asset levels. Including the Merger, net loan charge-offs increased to $121.7 million in 2011, compared to $88.5 million in 2010, and OREO expenses, including gains and losses on sale and write-downs, increased $36.9 million in 2011 to $51.4 million. During 2011 we foreclosed on $132.5 million of net loans and transferred them to OREO and disposed of $77.2 million in nonperforming loans and OREO through sales. As a result of these efforts, nonperforming assets decreased 44.8% to $216.4 million during 2011, from $392.3 million at the close of 2010. Excluding the impact of the OREO assets acquired in the Granite acquisition, nonperforming assets dropped 49.1%, or $192.8 million, at CommunityOne from December 31, 2010 levels. The level of nonperforming loans decreased 67.8% from 2010 to 2011, from $329.9 million or 25.3% of loans held for investment at December 31, 2010 to $106.2 million, or 8.7% of loans held for investments at December 31, 2011. With the improved asset quality profile, the provision for loan losses decreased 49.3% to $67.4 million in 2011, compared to $132.8 million in 2010. Accordingly, the ALL decreased to 3.23% of loans held for investment at December 31, 2011, a decrease from 7.18% in 2010.

•

Immediately following the consummation of the Recapitalization and the Merger, nine members of the Board of Directors resigned and the Board of Directors appointed nine new members to fill the vacancies. H. Ray McKenney, Jr. and R. Reynolds Neely, Jr., remained on the Board of Directors following the Recapitalization and Merger. Boyd C. Wilson, Jr., formerly a director of Granite Corp.; John Bresnan, a Managing Director of Carlyle; and Scott B. Kauffman, a Principal of Oak Hill Capital, were appointed as directors. Brian E. Simpson, Robert L. Reid, Austin A. Adams, Jerry R. Licari, J. Chandler Martin and Louis A. “Jerry” Schmitt were also appointed to the Board of Directors. Additionally, the following individuals were appointed as the executive officers of FNB upon the completion of the Recapitalization and the Merger: Brian E. Simpson, Chief Executive Officer; Robert L. Reid, President; and David L. Nielsen, Chief Financial Officer. Additionally, our new senior management team includes David C. Lavoie as Chief Risk Officer, Gregory P. Murphy as Chief Workout Officer, and Angus M. McBryde III as Treasurer.

As a result of the actions above, we have addressed the issues that required us in 2010 to consider whether we could continue as a going concern. Therefore, as of December 31, 2011, we do not have substantial doubt about the Company’s ability to continue as a going concern.

Note 3 – Acquisition of Bank of Granite Corporation

On October 21, 2011, as part of the recapitalization of FNB, FNB acquired Granite Corp., through the Merger of a wholly owned subsidiary of FNB merging into Granite Corp. The Merger was part of the Company’s recapitalization strategy, a condition to the closing of the Investment Agreements, and was a 100% stock exchange transaction. The Merger allows us to improve efficiencies and opens new markets for us. Upon consummation of the Merger, each outstanding share of Granite Corp.’s common stock, par value $1.00 per share, other than shares held by FNB, Granite Corp.’s and shares owned in a fiduciary capacity or as a result of debts previously contracted, was converted into the right to receive 3.375 shares of FNB common stock, resulting in FNB issuing approximately 521,595 shares (adjusted for the Reverse Stock Split) of FNB common stock to Granite Corp.’s stockholders.

Granite Corp. is a Delaware corporation organized on June 1, 1987, which is registered as a bank holding company due to its ownership of Granite, a North Carolina state chartered bank which has been in existence and continuously operating since August 2, 1906. Granite conducts banking business operations from 18 full-service branches located in Burke, Caldwell, Catawba, Forsyth, Iredell, Mecklenburg, Watauga, and Wilkes counties in North Carolina. As of December 31, 2011, Granite had total assets of approximately $752.1 million and 164 employees.

Granite Corp. also owns Granite Mortgage, Inc. (“Granite Mortgage”), a North Carolina corporation which ceased mortgage operations in July 2009 and which filed for Chapter 11 bankruptcy on February 15, 2012.

The acquisition of Granite Corp. by FNB was accounted for under the acquisition method of accounting in accordance with relevant accounting guidance. The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. Fair value adjustments are preliminary and are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.

None of the goodwill recognized is expected to be deductible for income tax purposes.

The following table summarizes the amounts of assets and liabilities of Granite Corp. assumed by FNB on October 21, 2011, as well as the fair value at the acquisition date:

(dollars in thousands)	October 21, 2011 (as initially recorded by Bank of Granite Corporation)	Preliminary Measurement Period Fair Value Adjustments		October 21, 2011 (as recorded by the Company)
Assets acquired:
Cash and cash equivalents	$99,126	$—		$99,126
Investment securities	186,746	(385)	A	186,361
Loans, net	410,123	(16,470)	B	393,653
Premises and equipment, net	9,135	643	C	9,778
Other real estate owned	21,674	(3,238)	D	18,436
Bank-owned life insurance	4,432	—		4,432
Core deposit intangible	—	4,900	E	4,900
Other assets	8,052	(286)	F	7,766

Total assets acquired	$739,288	$(14,836)		$724,452

Liabilities assumed:
Deposits	$716,863	$2,580	G	$719,443
Other	3,668	322	H	3,990

Total liabilities assumed	$720,531	$2,902		$723,433

Equity:
Total shareholders’ equity	$18,757	$(18,757)	I	$—

Total liabilities assumed and shareholders’ equity	$739,288	$(15,855)	J	$723,433

Contributed capital				$4,924	K

Total liabilities assumed and contributed capital				$728,357

Goodwill (excess of liabilities assumed and contributed capital over assets acquired)				$3,905

Explanation of Fair Value Adjustments:

A.	Eliminates the remaining unamortized premium paid when the securities were initially purchased.
B.	Adjusts Granite’s book value of loans to the estimated fair value, net of ALL, as a result of future expected losses and the impact of market discount rates. The adjustment is principally the result of expected losses inherent in the acquired portfolio.
C.	Adjusts Granite’s book value of premises and equipment to the estimated fair value as of the acquisition date based in part on appraisals from an independent appraiser and unsolicited offers to purchase certain Granite facilities from independent third parties.
D.	Adjusts Granite’s book value of foreclosed real estate properties to their estimated fair value as of the acquisition date.
E.	Recognizes the value of Granite’s core deposit base. This amount was recorded by FNB as an identifiable intangible asset and will be amortized as an expense on a straight-line basis over the average life of the core deposit base, which is estimated to be eight years.
F.	Adjusts Other Assets to expense remaining unamortized non-refundable prepaid insurance premium associated with directors and officers insurance. As of the acquisition, Granite Corp. and its subsidiaries were covered under FNB’s directors and officers insurance policy. Also adjusts the deferred tax asset relating to investment securities available-for-sale as of the acquisition date.
G.	Adjusts the deposit balances to reflect the excess of the weighted average interest rate of Granite’s fixed rate time deposits over the cost of similar funding at the time of the acquisition. This amount will be amortized to reduce interest expense on a level yield basis over the life of the portfolio of approximately 24 months.

H.	Adjusts Other Liabilities to reflect the fair market value of operating leases on Granite’s leased facilities.
I.	Eliminates the carrying amount of shareholders’ equity prior to the consummation of the Merger. Carrying equity balances attributable to existing Granite Corp. shareholders is eliminated and the conversion of Granite Corp. shares to FNB shares is reflected in the contributed capital amount in item K below.
J.	The total fair value adjustments generated a gross deferred tax asset of $17.2 million and a gross deferred tax liability of $9.4 million. The deferred tax asset and liabilities generated from these fair value adjustments was offset 100% with a corresponding deferred tax valuation adjustment of $7.8 million. The net effect of the generated deferred tax assets and liabilities was zero.
K.	Granite Corp. shareholders received a total of 521,595 shares (adjusted for the Reverse Stock Split) of FNB common stock with a fair value price at $9.44 per share for an aggregate purchase price of $4.924 million.

The following table presents our unaudited pro forma results of operations for the periods presented as if the Merger had been completed on January 1, 2010. The unaudited pro forma results of operations include the historical accounts of FNB and Granite Corp. and pro forma adjustments as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had the Merger been completed on January 1, 2010. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

(dollars in thousands, except per share data)	Revenue	Earnings (Loss)
Actual results for BOGC from 10/21/11 - 12/31/11	$7,868	$2,988

Supplemental pro forma from 1/1/11 - 12/31/11	133,312	(123,343)

Supplemental pro forma from 1/1/10 - 12/31/10	180,090	(135,605)

The proforma results are not necessarily indicative of actual results had the acquisition been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.

Note 4 – Discontinued Operations

All operations of Dover, a subsidiary of CommunityOne, were discontinued as of March 17, 2011. Dover, acquired by FNB in 2003, originated, underwrote and closed mortgage loans for sale into the secondary market. It maintained a retail origination network based in Charlotte, North Carolina, which originated loans for properties located in North Carolina. Dover also engaged in the wholesale mortgage origination business and conducted retail mortgage origination business outside of North Carolina. Operations outside of the State of North Carolina and the wholesale mortgage origination business were discontinued in February 2011, and all remaining operations were discontinued on March 17, 2011. Dover filed for Chapter 11 bankruptcy on February 15, 2012 in the United States Bankruptcy Court for the Western District of North Carolina. All of the assets and liabilities of Dover were written off at that time.

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

In determining whether Dover met the conditions for a discontinued operation, we considered the relevant accounting guidance and concluded that the conditions were met during the first quarter of 2011. We determined that Dover has discontinued operating activities and, as such, the assets and liabilities of Dover are presented as discontinued assets and discontinued liabilities and the results of operations directly related to Dover’s activity are presented as discontinued operations for all periods. As a result, the Consolidated Balance Sheets, Statements of Operations and Statement of Cash Flows for all periods reflect retrospective application of Dover’s classification as a discontinued operation.

Assets and liabilities of discontinued operations as of December 31, 2011 and 2010 were as follows:

(dollars in thousands)	December 31, 2011	December 31, 2010
Assets
Loans held for sale	$233	$37,079
Premises and equipment, net	5	169
Other real estate owned	—	168
Other assets	7	1,673

Assets of discontinued operations	$245	$39,089

Liabilities
Other liabilities	$1,092	$1,901

Liabilities of discontinued operations	$1,092	$1,901

Net (loss)/income from discontinued operations, net of tax, for the years ended December 31, 2011, 2010, and 2009 were as follows:

(dollars in thousands)	For the Twelve Months Ended December 31,
	2011	2010	2009
Interest Income
Interest and fees on loans	$67	$552	$1,661

Total interest income	67	552	1,661

Interest Expense
Other borrowed funds	—	—	—

Total interest expense	—	—	—

Net Interest Income before Provision for Loan Losses	67	552	1,661
Provision for loan losses	—	—	232

Net Interest Income after Provision for Loan Losses	67	552	1,429

Noninterest Income
Mortgage loan (loss)/income	(167)	3,390	8,308
Other service charges, commissions and fees, net	(11)	(37)	11
Other income	10	12	(8)

Total noninterest (loss)/income	(168)	3,365	8,311

Noninterest Expense
Personnel expense	1,444	4,429	5,847
Net occupancy expense	237	263	225
Furniture, equipment and data processing expense	186	312	305
Professional fees	257	228	182
Stationery, printing and supplies	8	35	96
Advertising and marketing	27	155	180
Other real estate owned expense	166	—	—
Provision for recourse loans	3,317	666	—
Other expense	266	(765)	1,462

Total noninterest expense	5,908	5,323	8,297

(Loss)/Income before income taxes	(6,009)	(1,406)	1,443
Income tax (benefit)/expense	(213)	—	578

Net (Loss)/Income from Discontinued Operations, net of tax	$(5,796)	$(1,406)	$865

All financial information in the consolidated financial statements and notes to the consolidated financial statements reflect continuing operations, unless otherwise noted.

Note 5 – Intangible Assets

Business Combinations

Unamortized Intangible Assets (Goodwill)

For intangible assets related to business combinations, the following is a summary of the changes in the balance of unamortized intangible assets (goodwill) during the years ended December 31, 2011, 2010 and 2009:

(dollars in thousands)	As of December 31,
	2011	2010	2009
Gross balance at beginning of year	$—	$—	$110,195
Accumulated impairment balance beginning of year	—	—	(57,800)
Effect of Granite merger	3,905	—	—
Impairment	—	—	(52,395)

Accumulated balance at end of year	$3,905	$—	$—

Amortized Intangible Assets

Core Deposit Premium

For intangible assets related to business combinations, the following is a summary of the changes in the original carrying amount of amortized intangible assets during the years ended December 31, 2011, 2010 and 2009:

CORE DEPOSIT INTANGIBLE

(dollars in thousands)	As of December 31,
	2011	2010	2009
Balance at beginning of year	$8,202	$8,202	$8,202
Effect of Granite merger	4,900	—	—
Impairment	—	—	—

Balance at end of year	$13,102	$8,202	$8,202

For intangible assets related to business combinations, the following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the carrying amount of unamortized intangible assets:

CORE DEPOSIT INTANGIBLE

(dollars in thousands)	As of December 31,
	2011	2010
Core deposit premium related to whole bank acquisitions:
Carrying amount	$13,102	$8,202
Accumulated amortization	4,925	4,029

Net core deposit premium	$8,177	$4,173

Amortization of intangibles totaled approximately $0.9 million for core deposit premiums in 2011, $0.8 million in 2010 and $0.8 million in 2009.

The following table presents the estimated amortization expense for intangible assets for each of the five calendar years ending December 31, 2016 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

CORE DEPOSIT INTANGIBLE

(dollars in thousands)	Estimated Amortization Expense
2012	$1,407
2013	1,407
2014	1,407
2015	1,386
2016	834
Thereafter	1,736

Total	$8,177

Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balance of mortgage loans serviced for others amounted to $0.7 million, $493.7 million and $453.3 million at December 31, 2011, 2010 and 2009, respectively.

In accordance with instructions from Fannie Mae, CommunityOne entered into an agreement on December 29, 2010 to sell to a third party mortgage servicing rights on approximately $492.9 million of loans serviced for Fannie Mae and recognized a loss of $3.0 million, including transaction costs. CommunityOne continued to service these loans until January 31, 2011. CommunityOne did not sell any mortgage servicing rights in 2009.

Note 6 – Investment Securities

The primary objective of FNB’s management of the investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. FNB is required under federal regulations to maintain adequate liquidity to ensure safe and sound operations. FNB maintains investment balances based on a continuing assessment of cash flows, the level of loan production, current interest rate risk strategies and the assessment of the potential future direction of market interest rate changes. Investment securities differ in terms of default, interest rate, liquidity and expected rate of return risk.

On May 3, 2010, FNB reclassified the entire held-to-maturity investment securities portfolio to available-for-sale investment securities to provide additional liquidity to CommunityOne. At the time of reclassification, the held-to-maturity investment securities were carried at amortized cost of $83.2 million with an unrealized net gain of $3.5 million. FNB recorded $2.8 million to Other Comprehensive Income and a federal income tax benefit of $0.7 million to reduce its deferred tax valuation allowance established on previously recorded deferred tax assets.

The following table summarizes the amortized cost and estimated fair value of available-for-sale investment securities and the related gross unrealized gains and losses are presented below:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2011

Obligations of:
U.S. Treasury and government agencies	$7,081	$107	$—	$7,188
U.S. government sponsored agencies	32,479	36	151	32,364
States and political subdivisions	6,075	16	1	6,090
Residential mortgage-backed securities-GSE	348,884	2,611	1,222	350,273
Residential mortgage-backed securities-Private	33,111	73	967	32,217
Corporate notes	3,206	—	32	3,174

Total	$430,836	$2,843	$2,373	$431,306

December 31, 2010

Obligations of:
U.S. Treasury and government agencies	$20	$1	$—	$21
U.S. government sponsored agencies	23,490	158	132	23,516
States and political subdivisions	23,867	885	294	24,458
Residential mortgage-backed securities-GSE	258,816	427	1,907	257,336

Total	$306,193	$1,471	$2,333	$305,331

The amortized cost and estimated fair value of investment securities at December 31, 2011, by contractual maturity, are shown in the accompanying table. Actual maturities may differ from contractual maturities because issuers may have the right to prepay obligations with or without prepayment penalties.

	Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$21,399	$21,248
Due after one one year through five years	8,172	8,189
Due after five years through 10 years	4,706	4,688
Due after 10 years	14,564	14,691

Total	48,841	48,816
Mortgage-backed securities	381,995	382,490

Total	$430,836	$431,306

At December 31, 2011, $101.2 million of the investment securities portfolio was pledged to secure public deposits, including retail repurchase agreements, $4.1 million was pledged to the FRBR and $2.1 million was pledged to others, leaving $323.9 million available as lendable collateral.

At December 31, 2010, $168.1 million of the investment securities portfolio was pledged to secure public deposits, including retail repurchase agreements, $27.6 million was pledged to the FRBR and $7.5 million was pledged to others, leaving $102.2 million available as lendable collateral.

Gross gains and losses recognized (by specific identification) on the sale of securities are summarized as follows:

(dollars in thousands)	Years Ended December 31,
	2011	2010	2009
Gains on sales of investment securities available-for-sale	$7,400	$10,722	$1,136
Losses on sales of investment securities available-for-sale	(102)	(75)	(147)

Total securities gains	$7,298	$10,647	$989

CommunityOne and Granite, as members of the Federal Home Loan Bank of Atlanta (“FHLB”), are required to own capital stock in the FHLB of Atlanta based generally upon the balances of total assets and FHLB advances. FHLB capital stock is pledged to secure FHLB advances. This investment is carried at cost since no ready market exists for FHLB stock and there is no quoted market value. However, redemption of this stock has historically been at par value. At December 31, 2011, the combined Banks owned a total of $10.7 million of FHLB stock and as of December 31, 2010, CommunityOne owned $11.5 million of FHLB stock. Due to the redemption provisions of FHLB stock, FNB estimated that fair value approximated cost and that this investment was not impaired at December 31, 2011. FHLB stock is included in other assets at its original cost basis.

CommunityOne, as a member bank of the FRBR, is required to own capital stock of the FRBR based upon a percentage of the bank’s common stock and surplus. This investment is carried at cost since no ready market exists for FRBR stock and there is no quoted market value. At December 31, 2011 and 2010, CommunityOne owned a total of $1.2 million and $3.8 million, respectively of FRBR stock. Due to the nature of this investment in an entity of the U.S. Government, FNB estimated that fair value approximated the cost and that this investment was not impaired at December 31, 2011. FRBR stock is included in other assets at its original cost basis.

Other investments are recorded at cost and are composed of the following:

(dollars in thousands)	December 31,
	2011	2010
Federal Home Loan Bank stock	$10,733	$11,496
Federal Reserve Bank stock	1,169	3,761
Other investments	2	6

Total other investments	$11,904	$15,263

The following table presents a summary of available-for-sale investment securities that had an unrealized loss at December 31:

	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2011

Obligations of:
U.S. government sponsored agencies	$21,248	$151	$—	$—	$21,248	$151
States and political subdivisions	1,907	1	—	—	1,907	1
Residential mortgage-backed securities-GSE	89,730	1,042	16,552	180	106,282	1,222
Residential mortgage-backed securities-Private	21,519	967	—	—	21,519	967
Corporate notes	3,173	32	—	—	3,173	32

Total	$137,577	$2,193	$16,552	$180	$154,129	$2,373

December 31, 2010

Obligations of:
U.S. government sponsored agencies	$11,855	$132	$—	$—	$11,855	$132
States and political subdivisions	8,873	294	—	—	8,873	294
Residential mortgage-backed securities-GSE	151,154	1,907	—	—	151,154	1,907

Total	$171,882	$2,333	$—	$—	$171,882	$2,333

At December 31, 2011, there were seven investment securities that had continuous unrealized losses for more than twelve months. At December 31, 2010, there were no investment securities that had continuous unrealized losses for more than twelve months. The unrealized losses relate to fixed-rate debt securities that have incurred fair value reductions due to higher market interest rates and for certain securities, increased credit risk since the respective purchase date. The unrealized losses are not likely to reverse unless and until market interest rates and credit risk decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and FNB has determined that it is not more likely than not that FNB will be required to sell the security before recovery of its amortized cost basis, none of the securities are deemed to be other than temporarily impaired.

Unrealized losses for all investment securities are reviewed to determine whether the losses are other than temporary. Investment securities are evaluated on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary. In conducting this assessment, FNB evaluates a number of factors including, but not limited to:

•	How much fair value has declined below amortized cost;

•	How long the decline in fair value has existed;

•	The financial condition of the issuer;

•	Contractual or estimated cash flows of the security;

•	Underlying supporting collateral;

•	Past events, current conditions, forecasts;

•	Significant rating agency changes on the issuer; and

•	FNB’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

FNB analyzed its securities portfolio at December 31, 2011, paying particular attention to its private label mortgage-backed securities. After considering ratings, fair value, cash flows and other factors, FNB does not believe securities to be other-than-temporary impaired.

Note 7 – Loans

Loans are stated at the principal amounts outstanding adjusted for purchase premiums/discounts, deferred net loan fees and costs, and unearned income.

The following summary sets forth the major categories of loans:

	Acquired Loans			Total Loans 2011	Total Loans 2010
(dollars in thousands)	Impaired	Current	Total
Loans held for sale	$—	$—	$—	$4,529	$—

Loans held for investment:
Commercial and agricultural	$5,783	$31,474	$37,257	$95,203	$93,747
Real estate - construction	1,735	6,151	7,886	93,044	276,976
Real estate - mortgage:
1-4 family residential	10,172	73,676	83,848	449,797	388,859
Commercial and other	47,502	196,417	243,919	535,957	494,861
Consumer	91	876	967	43,534	49,532

Gross loans held for investment	65,283	308,594	373,877	1,217,535	1,303,975
Less: Allowance for loan losses	—	—	—	(39,360)	(93,687)

Loans held for investment, net of allowance	$65,283	$308,594	$373,877	$1,178,175	$1,210,288

Loans as presented are reduced by net deferred loan fees of $0.6 million and $0.03 million at December 31, 2011 and 2010, respectively. Accruing loans past due 90 days or more amounted to $3.0 million at December 31, 2011 and $4.8 million at December 31, 2010. Nonaccrual loans amounted to $103.0 million at December 31, 2011 and $325.1 million at December 31, 2010. Interest income that would have been recorded on nonaccrual loans for the years ended December 31, 2011, 2010 and 2009, had they performed in accordance with their original terms, amounted to approximately $11.7 million, $12.3 million and $6.9 million, respectively. Interest income on nonaccrual loans included in the results of operations amounted to approximately $6.4 million in 2011, $10.7 million in 2010 and $5.1 million in 2009. Interest income on nonaccrual loans is recorded when cash is actually received.

CommunityOne and Granite have loans outstanding to executive officers and directors and their affiliated companies during each of the past three years. Such loans were made substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers and do not involve more than the normal risks of collectability.

The following table summarizes the transactions for the past two years.

(dollars in thousands)	2011	2010
Balance at beginning of year	$14,072	$15,036
Advances during year	1,134	23,790
Repayments during year	(14,553)	(24,754)

Balance at end of year	$653	$14,072

To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans. Gross loans of $339.4 million and $468.4 million were pledged to collateralize FHLB advances and letters of credit at December 31, 2011 and December 31, 2010, respectively, of which $80.5 million and $0, respectively, was available as additional borrowing capacity. At December 31, 2011, there was $24.7 million in loans pledged to meet the FRBR requirement for CommunityOne and $25.2 million in loans pledged to meet the FRBR requirement for Granite.

FNB implemented in 2009 a stimulus loan program to facilitate the sale of residential real estate held as collateral for some of FNB’s nonperforming and performing loans and certain company-owned properties. The purpose of the program was to reduce FNB’s credit concentrations and nonperforming assets by providing attractive terms that both filled the mortgage lending void created by the ongoing recession and incented potential buyers to purchase real estate. FNB offered a reduced interest rate to qualified new borrowers to encourage them to purchase properties in this program. New borrowers qualified according to FNB’s normal consumer and mortgage underwriting standards. FNB recorded these loans at fair value at time of issue. The existing unimpaired development loans that become part of the program were considered impaired upon inclusion in the stimulus loan program. FNB discontinued the program, and the last stimulus loan was booked, in the first quarter of 2011. FNB currently has $29.6 million in loans under the stimulus loan program, of which, $15.2 million required a fair value adjustment of $88,200 as of December 31, 2011. The fair value adjustment is recorded as a reduction of the outstanding loan balance on the balance sheet and accreted into interest income over the contractual life of the loan.

At December 31, 2011 and December 31, 2010, FNB had nonaccrual loans of $103.0 million and $325.1 million, respectively.

The following is a summary of nonperforming assets for the periods ended as presented.

(dollars in thousands)	December 31, 2011	December 31, 2010
Loans on nonaccrual status:
Held for sale	$4,529	$—
Held for investment	98,444	325,068
Loans more than 90 days delinquent, still on accrual	3,000	4,818
Real estate owned/repossessed assets	110,386	62,196
Assets of discontinued operations	—	168

Total nonperforming assets	$216,359	$392,250

The following table summarizes information relative to impaired loans at the dates and for the periods indicated.

	December 31, 2011		December 31, 2010
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, held for sale	$4,529	$—	$—	$—
Impaired loans, not individually reviewed for impairment	5,127	—	717	—
Impaired loans, individually reviewed, with no impairment	53,885	—	132,435	—
Impaired loans, individually reviewed, with impairment	42,356	11,090	208,040	70,888

Total impaired loans *	$105,897	$11,090	$341,192	$70,888

Average impaired loans calculated using a simple average	$212,849		$355,131

*	Included at December 31, 2011 and December 31, 2010 were $2.9 million and $6.5 million, respectively, in restructured and performing loans.

An impaired loan is one for which FNB will not be repaid all principal and interest due per the terms of the original contract or within reasonably modified contracted terms. If the loan has been modified to provide relief to the borrower, the loan is deemed to be impaired if all principal and interest will not be repaid according to the original contract. All loans meeting the definition of Doubtful are considered impaired.

Nonperforming restructured loans will remain as nonperforming until the borrower can demonstrate adherence to the restructured terms for a period of no less than six months or when it is otherwise determined that continued adherence is reasonably assured. Some restructured loans continue as accruing loans after restructuring due to the borrower not being past due, adequate collateral valuations supporting the restructured loans or the cash flows of the underlying business appears adequate to support the restructured debt service. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At December 31, 2011, there was $28.3 million in restructured loans, of which loans amounting to $2.9 million were accruing and in a performing status. At December 31, 2010, there was $146.5 million in restructured loans, of which loans amounting to $6.5 million were accruing and in a performing status.

Potential problem loans which are not included in nonperforming assets are classified separately within CommunityOne’s and Granite’s portfolios as special mention and carry a risk grade rating of “6”. These loans are defined as those with potential weaknesses which may affect repayment capacity, but do not pose sufficient risk as to require an adverse classification. As of December 31, 2011, the balance of such loans was $101.1 million compared with a balance of $130.8 million as of December 31, 2010.

The simple average carrying value of impaired loans was $212.8 million in 2011, $355.1 million in 2010 and $147.2 million in 2009. Interest income recognized on impaired loans, exclusive of nonaccrual loans, amounted to approximately $0.03 million in 2011, $0.3 million in 2010 and $1.7 million in 2009.

Loans with outstanding balances of $132.5 million in 2011 and $47.8 million in 2010 were transferred from loans to other real estate acquired through foreclosure. Other real estate acquired through loan foreclosures amounted to $110.0 million at December 31, 2011 and $62.1 million at December 31, 2010.

Loans held for investment are primarily made in the region of North Carolina that includes Alamance, Alexander, Ashe, Burke, Caldwell, Catawba, Chatham, Gaston, Guilford, Iredell, Mecklenburg, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes counties. The real estate loan portfolio can be affected by the condition of the local real estate markets.

The following table presents sold loans by portfolio segment for the periods indicated below:

	For Twelve Months Ended December 31, 2011			For Twelve Months Ended December 31, 2010
(dollars in thousands)	Number of Loans	Recorded Investment	Contract Pricing	Number of Loans	Recorded Investment	Contract Pricing
Loan Sales
Commercial and agricultural	12	$4,576	$1,523	—	$—	$—
Real estate - construction	15	35,984	21,227	5	14,205	10,152
Real estate - mortgage:
1-4 family residential	10	4,962	4,059	257	32,928	33,505
Commercial	42	20,217	16,660	—	—	—
Consumer	1	190	—	—	—	—

Total	80	$65,929	$43,469	262	$47,133	$43,657

During the twelve-month period ending December 31, 2011, the Company placed 45 loans under contract with an outstanding balance of $13.0 million for a contract price of $12.1 million to one of the investors in the recapitalization of the Company that closed on October 21, 2011. The investor did not receive any special consideration and was subjected to the same standards and requirements as any other interested third-party loan purchaser.

The carrying amount of the PCI loans consisted of impaired and nonimpaired purchased loans. The following table presents the carrying amount of PCI loans at December 31, 2011:

(dollars in thousands)	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loans	Unpaid Principal Balance
Acquired Loans:
Commercial and agricultural	$5,783	$31,474	$37,257	$39,711
Real estate - Construction	1,735	6,151	7,886	8,413
Real estate -mortgage:
1-4 family residential	10,172	73,676	83,848	93,527
Commercial and other	47,502	196,417	243,919	260,918
Consumer	91	876	967	1,950

Total	$65,283	$308,594	$373,877	$404,519

The following table presents the purchased performing loans at the acquisition date. The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond:

(dollars in thousands)	October 21, 2011
Contractually required principal payments receivable	$331,491
Fair value adjustment for credit, interest rate, and liquidity	(3,647)

Total fair value of purchased performing loans	$327,844

The following table presents the PCI loans at the acquisition date.

(dollars in thousands)	October 21, 2011
Contractually required principal payments and interest payments	$383,059
Nonaccretable difference	(31,938)

Total present value of cash flows expected to be collected (fair value of purchased impaired loans)	$351,121

The table below includes only those acquired loans accounted for under the expected cash flow method. The table does not include performing revolving consumer and commercial loans, which are being accounted for under contractual cash flow method.

	Purchase Credit Impaired Loans		Purchase Performing Loans
(dollars in thousands)	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield
Balance, January 1, 2011	$—	$—	$—	$—
Addition from Bank of Granite Corp acquisition	65,690	(15,451)	285,431	(37,130)
Accretion	1,733	1,733	3,044	3,044
Payments received	(4,444)	—	(19,180)	—
Provision for credit losses	—	—	—	—

Balance, December 31, 2011	$62,979	$(13,718)	$269,295	$(34,086)

Note 8 – Allowance for Loan Losses

The ALL is established through a provision for loan losses charged to expense. Loans are charged against the ALL when management believes that the collectability of principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The ALL represents management’s best estimate of probable credit losses that are inherent in the loan portfolio at the balance sheet date and is determined by management through quarterly evaluations of the loan portfolio.

CommunityOne and Granite lend primarily in North Carolina. As of December 31, 2011, a substantial majority of the principal amount of the loans held for investment in its portfolio was to businesses and individuals in North Carolina. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the ALL. Management believes the ALL is adequate to cover estimated losses on loans at each balance sheet date.

Changes in the ALL for the years ended December 31 were as follows:

(dollars in thousands)	2011	2010	2009
Balance at beginning of year	$93,687	$49,461	$34,720
Provision for losses charged to operations	67,362	132,755	61,509
Loans charged off	(128,424)	(91,250)	(49,385)
Recoveries on loans previously charged off	6,735	2,721	2,385
Discontinued operations	—	—	232

Balance at end of year	$39,360	$93,687	$49,461

The ALL, as a percentage of loans held for investment, amounted to 3.23% at December 31, 2011 compared to 7.18% at December 31, 2010. The substantial reduction in ALL was the result of the Company’s aggressive reduction in problem asset levels and recorded net loan charge-offs of $121.7 million in 2011 and the purchase of loans in the Merger recorded at estimated fair value and for which no ALL was required at December 31, 2011.

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

Substandard - A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that FNB will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard loans, does not have to exist in individual assets classified substandard.

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

Purchased loans acquired in the Merger are recorded at estimated fair value on the date of acquisition without the carryover of the related ALL. The table below includes $40.3 million in purchased loans that are categorized as Substandard of Doubtful.

The following table presents loan and lease balances by credit quality indicator as of December 31, 2011:

(dollars in thousands)	Nonclassified/ Pass (Ratings 1-5)	Special Mention (Rating 6)	Substandard (Rating 7)	Doubtful (Rating 8)	Total
Commercial and agricultural	$81,080	$5,296	$8,370	$457	$95,203
Real estate - construction	54,683	4,781	33,566	14	93,044
Real estate - mortgage:
1-4 family residential	390,323	20,528	38,808	138	449,797
Commercial	394,657	70,302	70,774	224	535,957
Consumer	42,743	211	324	256	43,534

Total	$963,486	$101,118	$151,842	$1,089	$1,217,535

The following table presents loan and lease balances by credit quality indicator as of December 31, 2010:

(dollars in thousands)	Nonclassified/ Pass (Ratings 1-5)	Special Mention (Rating 6)	Substandard (Rating 7)	Doubtful (Rating 8)	Total
Commercial and agricultural	$71,325	$6,375	$10,882	$5,165	$93,747
Real estate - construction	76,317	46,596	111,365	42,698	276,976
Real estate - mortgage:
1-4 family residential	324,369	18,398	34,662	11,430	388,859
Commercial	283,557	59,439	84,666	67,199	494,861
Consumer	48,620	—	609	303	49,532

Total	$804,188	$130,808	$242,184	$126,795	$1,303,975

The following table presents ALL activity by portfolio segment for the year ended December 31, 2011:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agriculture	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance at January 1, 2011	$11,144	$46,792	$7,742	$26,851	$1,158	$93,687
Charge-offs	(10,832)	(65,526)	(11,384)	(36,998)	(3,684)	(128,424)
Recoveries	855	2,637	831	891	1,521	6,735
Provision	4,609	28,092	11,696	20,319	2,646	67,362

Ending balance at December 31, 2011	$5,776	$11,995	$8,885	$11,063	$1,641	$39,360

Portion of ending balance:
Individually evaluated for impairment	$1,506	$4,899	$2,140	$2,415	$130	$11,090
Collectively evaluated for impairment	4,270	7,096	6,745	8,648	1,511	28,270
Acquired performing loans	—	—	—	—	—	—
Acquired credit impaired loans	—	—	—	—	—	—

Total ALLL evaluated for impairment	$5,776	$11,995	$8,885	$11,063	$1,641	$39,360

Loans held for investment:

Ending balance at December 31, 2011	$95,203	$93,044	$449,797	$535,957	$43,534	$1,217,535

Portion of ending balance:
Individually evaluated for impairment	$3,890	$30,460	$24,886	$36,835	$170	$96,241
Collectively evaluated for impairment	54,056	54,698	341,063	255,203	42,397	747,417
Acquired performing loans	31,474	6,151	73,676	196,417	876	308,594
Acquired credit impaired loans	5,783	1,735	10,172	47,502	91	65,283

Total loans evaluated for impairment	$95,203	$93,044	$449,797	$535,957	$43,534	$1,217,535

The following table presents ALL activity by portfolio segment for the year ended December 31, 2010:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agriculture	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance at January 1, 2010	$3,543	$23,932	$8,311	$12,729	$946	$49,461
Charge-offs	(9,832)	(53,374)	(9,060)	(15,418)	(3,566)	(91,250)
Recoveries	585	52	178	271	1,635	2,721
Provision	16,848	76,182	8,313	29,269	2,143	132,755

Ending balance at December 31, 2010	$11,144	$46,792	$7,742	$26,851	$1,158	$93,687

Portion of ending balance:
Individually evaluated for impairment	$7,451	$35,281	$5,448	$22,708	$—	$70,888
Collectively evaluated for impairment	3,693	11,511	2,294	4,143	1,158	22,799

Total ALLL evaluated for impairment	$11,144	$46,792	$7,742	$26,851	$1,158	$93,687

Loans held for investment:
Ending balance at December 31, 2010	$93,747	$276,976	$388,859	$494,861	$49,532	$1,303,975

Portion of ending balance:
Individually evaluated for impairment	$14,176	$152,465	$41,109	$132,537	$188	$340,475
Collectively evaluated for impairment	79,571	124,511	347,750	362,324	49,344	963,500

Total loans evaluated for impairment	$93,747	$276,976	$388,859	$494,861	$49,532	$1,303,975

The following table presents loans and leases on nonaccrual status by loan class at December 31, 2011 and 2010:

(dollars in thousands)	December 31, 2011	December 31, 2010
Loans Held for Investment:
Commercial and agricultural	$4,636	$13,274
Real estate - construction	30,844	144,605
Real estate - mortgage:
1-4 family residential	26,048	34,994
Commercial	36,666	131,866
Consumer	250	329

Total	$98,444	$325,068

The following table presents loans held for sale on nonaccrual status by loan class at December 31, 2011 and 2010:

(dollars in thousands)	December 31, 2011	December 31, 2010
Loans Held for Sale:
Real estate - construction	$1,807	$—
Real estate - mortgage:
1-4 family residential	517	—
Commercial	2,205	—
Consumer	—	—

Total	$4,529	$—

The following table presents an aging analysis of loans and leases as of December 31, 2011:

(dollars in thousands)
	Past Due					Acquired Loans			90 or More
	30-59 Days	60-89 Days	90 or More Days	Total	Current	Impaired	Current	Total Loans	Days Past Due and Accruing
Commercial and agricultural	$335	$425	$2,755	$3,515	$54,431	$5,783	$31,474	$95,203	$305
Real estate - construction	1,850	2,206	21,438	25,494	59,664	1,735	6,151	93,044	1,400
Real estate - mortgage:
1-4 family residential	4,544	2,253	14,125	20,922	345,027	10,172	73,676	449,797	292
Commercial	2,926	6,645	16,330	25,901	266,137	47,502	196,417	535,957	1,003
Consumer	740	278	63	1,081	41,486	91	876	43,534	—

Total	$10,395	$11,807	$54,711	$76,913	$766,745	$65,283	$308,594	$1,217,535	$3,000

The following table presents an aging analysis of loans and leases as of December 31, 2010:

(dollars in thousands)	Past Due						90 or More
	30-59 Days	60-89 Days	90 or More Days	Total	Current	Total Loans	Days Past Due and Accruing
Commercial and agricultural	$1,610	$3,622	$5,186	$10,418	$83,329	$93,747	$48
Real estate - construction	21,687	10,532	98,099	130,318	146,658	276,976	212
Real estate - mortgage:
1-4 family residential	11,199	7,016	22,505	40,720	348,139	388,859	4,167
Commercial	9,798	12,430	74,271	96,499	398,362	494,861	380
Consumer	199	44	160	403	49,129	49,532	11

Total	$44,493	$33,644	$200,221	$278,358	$1,025,617	$1,303,975	$4,818

The following table presents impaired loan information as of December 31, 2011:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and agricultural	$2,354	$4,346	$—
Real estate - construction	16,351	25,714	—
Real estate - mortgage:
1-4 family residential	13,003	19,657	—
Commercial	22,176	26,964	—
Consumer	—	102	—

Total	$53,884	$76,783	$—

With an allowance recorded:
Commercial and agricultural	$1,536	$2,047	$1,506
Real estate - construction	14,109	14,718	4,899
Real estate - mortgage:
1-4 family residential	11,883	12,328	2,140
Commercial	14,659	14,943	2,415
Consumer	170	172	130

Total	$42,357	$44,208	$11,090

Total:
Commercial and agricultural	$3,890	$6,393	$1,506
Real estate - construction	30,460	40,432	4,899
Real estate - mortgage:
1-4 family residential	24,886	31,985	2,140
Commercial	36,835	41,907	2,415
Consumer	170	274	130

Total	$96,241	$120,991	$11,090

The following table presents impaired loan information as of December 31, 2010:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and agricultural	$3,813	$6,108	$—
Real estate - construction	56,638	73,579	—
Real estate - mortgage:
1-4 family residential	26,737	29,173	—
Commercial	45,042	52,565	—
Consumer	188	207	—

Total	$132,418	$161,632	$—

With an allowance recorded:
Commercial and agricultural	$10,363	$11,054	$7,451
Real estate - construction	95,827	112,858	35,281
Real estate - mortgage:
1-4 family residential	14,372	15,855	5,448
Commercial	87,495	96,436	22,708
Consumer	—	—	—

Total	$208,057	$236,203	$70,888

Total:
Commercial and agricultural	$14,176	$17,162	$7,451
Real estate - construction	152,465	186,437	35,281
Real estate - mortgage:
1-4 family residential	41,109	45,028	5,448
Commercial	132,537	149,001	22,708
Consumer	188	207	—

Total	$340,475	$397,835	$70,888

Average recorded investment and interest income recognized on impaired loans, segregated by portfolio segment, is shown in the following table as of December 31:

	For Twelve Months Ended December 31, 2011		For Twelve Months Ended December 31, 2010
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and agricultural	$3,202	$—	$5,970	$32
Real estate - construction	41,164	1	74,440	81
Real estate - mortgage:
1-4 family residential	17,077	1	29,720	154
Commercial	38,688	25	54,674	74
Consumer	175	—	192	3

Total	$100,306	$27	$164,996	$344

With an allowance recorded:
Commercial and agricultural	$4,458	$—	$8,228	$—
Real estate - construction	51,354	—	86,329	—
Real estate - mortgage:
1-4 family residential	15,740	7	11,563	—
Commercial	40,777	—	84,015	—
Consumer	214	—	—	—

Total	$112,543	$7	$190,135	$—

Total:
Commercial and agricultural	$7,660	$—	$14,198	$32
Real estate - construction	92,518	1	160,769	81
Real estate - mortgage:
1-4 family residential	32,817	8	41,283	154
Commercial	79,465	25	138,689	74
Consumer	389	—	192	3

Total	$212,849	$34	$355,131	$344

As a result of adopting the amendments in ASU 2011-02, FNB reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered TDRs under the amended guidance. FNB identified as TDRs certain loans for which ALL had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, FNB identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $1.0 million, and the ALL associated with those loans, on the basis of a current evaluation of loss was $16,200.

For the twelve months ended December 31, 2011, the following table presents a breakdown of troubled debt restructurings segregated by portfolio segment:

	For Twelve Months Ended December 31, 2011
(dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial and agricultural	8	$806	$806
Real estate - construction	8	5,162	5,162
Real estate - mortgage:
1-4 family residential	9	406	406
Commercial	15	9,740	9,740

Total	40	$16,114	$16,114

For the year 2011, one commercial and agricultural loan for $0.2 million defaulted subsequent to becoming a TDR.

During the twelve months ended December 31, 2011, FNB modified 40 loans that were considered to be troubled debt restructurings. FNB extended the terms for 25 of these loans, the interest rate was lowered for three of these loans, and of the remaining twelve loans, nine were modified to convert to interest only loans, one was modified for multiple reasons and two were considered as TDRs for other reasons.

In the determination of the ALL, management considers troubled debt restructurings and any subsequent defaults in these restructurings as impaired loans. The amount of the impairment is measured using the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent.

Note 9 – Premises and Equipment

Premises and equipment at December 31 is summarized as follows:

(dollars in thousands)	2011	2010
Land	$14,638	$11,675
Building and improvements	50,889	37,572
Furniture and equipment	46,239	30,764
Leasehold improvements	1,611	1,611

Premises and equipment, gross	113,377	81,622
Accumulated depreciation and amortization	(59,614)	(36,693)

Premises and equipment, net	$53,763	$44,929

Depreciation and amortization expense totaled $3.3 million, $3.6 million, and $3.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 10 – Other Real Estate Owned and Property Acquired in Settlement of Loans

OREO represents properties acquired through foreclosure or deed in lieu thereof. The property is classified as held for sale. The property is initially carried at fair value based on recent appraisals, less estimated costs to sell. Declines in the fair value of properties included in other real estate below carrying value are recognized by a charge to income.

Total OREO and foreclosed assets increased $48.2 million from $62.2 million at December 31, 2010, to $110.4 million at December 31, 2011, which represents 51.0% of total nonperforming assets. At December 31, 2010, OREO and foreclosed assets represented 15.9% of total nonperforming assets.

The following table summarizes real estate acquired in settlement of loans and personal property acquired in settlement of loans, the latter of which is included within the other assets financial statement line item on the Consolidated Balance Sheet at the dates indicated.

(dollars in thousands)	December 31, 2011	December 31, 2010
Real estate acquired in settlement of loans	$110,009	$62,058
Personal property acquired in settlement of loans	377	138

Total property acquired in settlement of loans	$110,386	$62,196

The following table summarizes the changes in real estate acquired in settlement of loans at the periods indicated.

(dollars in thousands)	For Twelve Months Ended
	December 31, 2011	December 31, 2010
Real estate acquired in settlement of loans, beginning of period	$62,058	$35,170
Plus: New real estate acquired in settlement of loans	132,546	47,808
Plus: Real estate acquired in BOGC acquisition	18,436	—
Less: Sales of real estate acquired in settlement of loans	(58,027)	(10,981)
Less: Write-downs and net loss on sales charged to expense	(45,004)	(9,939)

Real estate acquired in settlement of loans, end of period	$110,009	$62,058

At December 31, 2011, 25 assets with a net carrying amount of $21.3 million were under contract for sale and are expected to close in the first quarter of 2012. Estimated losses with these sales have been recognized in the Consolidated Statements of Operations. At December 31, 2010, four assets with a net carrying amount of $0.8 million were under contract for sale and closed in the first quarter of 2011. Estimated losses with these sales have been recognized in the Consolidated Statements of Operations.

Note 11 – Commitments and Contingencies

In the ordinary course of operations, FNB and its subsidiaries are party to various legal proceedings. On March 6, 2012, Howe Barnes Hoefer & Arnett, Inc., an affiliate of Raymond James Financial, Inc., filed a complaint in Wake County Superior Court in North Carolina seeking monetary damages against FNB and CommunityOne. The complaint alleges, among other things, breach of an agreement among FNB, CommunityOne, Howe Barnes and Sandler O’Neill & Partners, L.P., reformation of such agreement due to mutual mistake, and breach of a financial advisory agreement between FNB and Howe Barnes. We believe that we have substantive defenses and intend to vigorously defend the action. In addition, from time to time, we are subject to various claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against us incident to the operation of our business. FNB and its subsidiaries are not involved in, nor have they terminated during 2011, any pending legal proceedings other than routine, nonmaterial proceedings occurring in the ordinary course of business.

FNB leases certain facilities and equipment for use in its business. The lease for facilities generally runs for periods of 10 to 20 years with various renewal options, while leases for equipment generally have terms not in excess of 5 years. The majority of the leases for facilities contain rental escalation clauses tied to changes in price indices. Certain real property leases contain purchase options. Management expects that most leases will be renewed or replaced with new leases in the normal course of business.

Future obligations at December 31, 2011 for minimum rentals under non-cancelable operating lease commitments, primarily relating to premises, are as follows:

(dollars in thousands)
Year ending December 31,

2012	$1,510
2013	1,271
2014	1,169
2015	1,087
2016	998
Thereafter	10,172

Total lease commitments	$16,207

Net rental expense for all operating leases amounted to $1.7 million, $1.6 million, and $1.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 12 – Income Taxes

The components of income tax expense for the years ended December 31 are as follows:

(dollars in thousands)	2011	2010	2009
Current:
Federal	$—	$(105)	$(416)
State	—	(22)	(21)

Total current taxes	—	(127)	(437)

Deferred
Federal	(43,001)	(36,996)	(15,530)
State	(8,657)	(7,544)	(2,964)

Total deferred taxes	(51,658)	(44,540)	(18,494)

Increase in valuation allowance	52,299	45,926	22,345

Total income tax (benefit)/expense - continuing operations	$641	$1,259	$3,414

A reconciliation of income tax expense computed at the statutory federal income tax rate to actual income tax expense is presented in the following table as of December 31:

(dollars in thousands)
	2011	2010	2009

Amount of tax computed using Federal statutory tax rate of 35% in 2011, 2010 and 2009	$(45,807)	$(38,589)	$(34,701)
Increases/(decreases) resulting from effects of:
Non-taxable income	(196)	(418)	(713)
State income taxes, net of federal benefit	(5,627)	(4,919)	(1,927)
Goodwill impairment	—	—	18,338
Valuation allowance on deferred tax assets	52,299	45,926	22,345
Other	(28)	(741)	72

Total income tax (benefit)/expense - continuing operations	$641	$1,259	$3,414

Deferred taxes are provided using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Excluding unrealized losses on available-for-sale securities, FNB has recorded a 100% deferred tax valuation allowance related to various temporary differences, principally consisting of the provision for loan losses and its net operating loss carryforwards.

As of December 31, 2011 and December 31, 2010, net deferred income tax assets totaling $1.8 million and $0.9 million, respectively, are recorded on FNB’s balance sheet. No valuation allowance is recorded for unrealized losses on investment securities because it is not more likely than not that FNB will have to sell these securities at a loss.

The components of deferred tax assets and liabilities and the tax effect of each are as follows:

(dollars in thousands)	December 31, 2011	December 31, 2010
Deferred tax assets:
Allowance for loan losses	$17,395	$37,388
Net operating loss	119,446	36,902
Compensation and benefit plans	2,098	2,102
Fair value basis on securities	1,392	—
Fair value basis of loans	12,099	—
Fair value basis on deposits	859	—
Pension and other post-retirement benefits	2,017	1,451
Other real estate owned	16,904	3,815
Gross unrealized securities losses	446	925
Interest on non-performing loans	1,382	—
Other	1,759	701

Subtotal deferred tax assets	175,797	83,284
Less: Valuation allowance	(167,011)	(75,735)

Total deferred tax assets	8,786	7,549

Deferred tax liabilities:
Core deposit intangible	3,229	1,648
Mortgage servicing rights	—	931
Depreciable basis of premises and equipment	1,151	1,251
Net deferred loan fees and costs	871	898
Gross unrealized securities gains	631	582
SAB 109 valuation	6	265
Other	1,096	1,049

Total deferred tax liabilities	6,984	6,624

Net deferred tax assets	$1,802	$925

Changes in net deferred tax asset were as follows:

(dollars in thousands)	December 31, 2011	December 31, 2010
Balance at beginning of year	$925	$447
Income tax effect from change in unrealized gains on available-for-sale securities	(528)	2,212
Employee benefit plan	710	(427)
Deferred income tax benefit on continuing operations	53,740	52,083
Deferred income tax benefit on discontinued operations	213	—
Net deferred tax asset in acquired subsidiary	1,382	—
Valuation allowance on deferred tax assets	(54,640)	(53,390)

Balance at end of period	$1,802	$925

Under GAAP, FNB is not required to provide a deferred tax liability for the tax effect of additions to the tax bad debt reserve through 1987, the base year. Retained earnings at December 31, 2011 include approximately $2.7 million for which no provision for federal income tax has been made. These amounts represent allocations of income to bad debt deductions for tax purposes only. Reductions of such amounts for purposes other than bad debt losses could create income for tax purposes in certain remote instances, which would then be subject to the then current corporate income tax rate.

The Merger was considered a change in control for Granite Corp. under Internal Revenue Code Section 382 and the Regulations, thereunder. Accordingly, we are required to evaluate potential limitation or deferral of its ability to carryforward pre-acquisition net operating losses and to determine the amount of net unrealized built-in losses (“NUBIL”), which may be subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, NUBIL realized within 5 years of the change in control are subject to potential limitation, which for us is October 20, 2016. Through that date, we will continue to analyze our ability to utilize such losses to offset anticipated future taxable income, however, this estimate will not be known until the five-year recognition period expires. Losses limited under these provisions are generally limited to a carryforward period of 20 years, subject to the annual limitation and expire if not used by the end of that period. As of December 31, 2011, total deferred tax assets attributable to Granite Corp. and subsidiaries were approximately $40.4 million which is offset by a valuation allowance of $39.0 million. We anticipate that some of these benefits from the net operating losses and built-in losses will not ultimately be realized; however, that amount is subject to continuing analysis and has not yet been determined.

Note 13 – Deposits

Traditional deposit accounts have historically been the primary source of funds for FNB and a competitive strength of FNB. Traditional deposit accounts also provide a customer base for the sale of additional financial products and services and fee income through service charges. FNB sets targets for growth in deposit accounts annually in an effort to increase the number of products per banking relationship. Deposits are attractive sources of funding because of their stability and generally low cost as compared with other funding sources.

The following table summarizes deposit composition at the dates indicated.

(dollars in thousands)	December 31, 2011	% of Total	December 31, 2010	% of Total
Noninterest-bearing demand deposits	$234,673	11.02%	$148,933	8.78%
Interest-bearing demand deposits	349,802	16.43	230,084	13.56
Savings deposits	68,236	3.20	43,724	2.58
Money market deposits	431,790	20.28	312,007	18.39
Brokered deposits	112,066	5.27	140,151	8.26
Time deposits less than $100,000	538,306	25.28	416,098	24.53
Time deposits $100,000 or more	394,238	18.52	405,393	23.90

Total deposits	$2,129,111	100.00%	$1,696,390	100.00%

The aggregate amount of jumbo certificates of deposit, which include $0.2 million and $6.6 million, respectively, of brokered deposits and have minimum denominations of $100,000, was approximately $394.4 million and $412.0 million in 2011 and 2010, respectively.

At December 31, 2011, $0.4 million of overdrawn transaction deposit accounts were reclassified to loans, compared with $0.3 million at December 31, 2010.

The accompanying table presents the scheduled maturities of time deposits at December 31, 2011.

(dollars in thousands)
Year ending December 31,
2012	$705,509
2013	204,741
2014	80,472
2015	40,376
2016	13,502
Thereafter	10

Total time deposits	$1,044,610

Interest expense on time deposits of $100,000 or more amounted to $6.1 million in 2011, $8.3 million in 2010 and $10.6 million in 2009.

Under the CommunityOne Order and the Granite Order, neither CommunityOne nor Granite, respectively, may offer, renew or open any brokered deposits. In addition, each bank is subject to limitations on the maximum interest rates it can pay on deposit accounts. However, each bank has been notified by the FDIC that the geographic areas in which the banks operate are considered high-rate areas. Accordingly, each bank is able to offer interest rates on deposits up to 75 basis points over the prevailing interest rates in its geographic areas, although neither bank is currently doing so.

Note 14 – Short-Term Borrowings and Long-Term Debt

The following table stratifies FNB’s borrowings as short-term and long-term at the periods indicated.

	December 31,
(dollars in thousands)	2011		2010
	Balance	Rate	Balance	Rate
Short-term borrowings:
Retail customer repurchase agreements	$8,838	0.42%	$9,628	0.78%

Total short-term borrowings	$8,838		$9,628

Long-term debt:
Federal Home Loan Bank advances	$58,370	2.63%	$144,485	2.56%
Subordinated debt	—	—	7,500	3.79
Junior subordinated debt	56,702	2.09	56,702	1.83

Total long-term debt	$115,072		$208,687

Retail Repurchase Agreements and Federal Funds Purchased

Funds are borrowed on an overnight basis through retail repurchase agreements with bank customers and federal funds purchased from other financial institutions. Retail repurchase agreement borrowings are collateralized by securities of the U.S. Treasury and U.S. Government agencies and corporations.

At December 31, 2011, CommunityOne and Granite had no lines of credit at the Federal Reserve Bank.

Information concerning retail repurchase agreements and federal funds purchased is as follows:

(dollars in thousands)	2011		2010		2009
	Retail Repurchase Agreements	Federal Funds Purchased	Retail Repurchase Agreements	Federal Funds Purchased	Retail Repurchase Agreements	Federal Funds Purchased

Balance at December 31	$8,838	$—	$9,628	$—	$13,592	$10,000
Average balance during the year	8,973	—	13,355	1,537	18,737	58,609
Maximum month end balance	10,917	—	16,424	15,000	22,693	90,000
Weighted average interest rate:
At December 31	0.42%	—%	0.78%	—%	0.70%	0.25%
During the year	0.58	—	0.73	0.26	0.68	0.27

Federal Home Loan Bank (“FHLB”) Advances

At December 31, 2011, CommunityOne had an available line of credit of $80.5 million with the FHLB and Granite had no line of credit with the FHLB. At December 31, 2011, outstanding FHLB advances under the current line amounted to $58.4 million and were at interest rates ranging from 2.33% to 6.15%. These borrowings are secured by delivered collateral on qualifying mortgage loans and, as required, by other qualifying collateral. At December 31, 2010, FHLB advances amounted to $144.5 million and were at interest rates ranging from 0.27% to 6.15%.

At December 31, 2011, the scheduled maturities of FHLB advances payable over the next five years and thereafter, certain of which are convertible to a variable rate at the option of the FHLB before scheduled maturity, are as follows:

(dollars in thousands)
Year ending December 31,
2012	$—
2013	—
2014	5,000
2015	3,000
2016	—
2017	—
2018 and thereafter	50,370

Total FHLB advances	$58,370

Long-term debt consisted of the following advances from the FHLB at the periods indicated.

(dollars in thousands)
		December 31,
Maturity	Interest Rate	2011	2010
December 29, 2014	3.3125%	$5,000	$5,000
September 8, 2015	3.7100%	3,000	3,000
March 19, 2018	2.8100%	10,000	10,000
July 6, 2018	2.4300%	20,000	20,000
July 18, 2018	2.3300%	20,000	20,000
August 27, 2018	6.1500%	370	409
Advances repaid in 2011	—	—	86,076

		$58,370	$144,485

Subordinated Debt

On October 21, 2011, as part of the Recapitalization, CommunityOne settled $2.5 million aggregate principal amount of subordinated debt outstanding and held by SunTrust Bank for cash in an amount equal to the sum of 35% of the principal amount thereof plus 100% of the unpaid and accrued interest thereon as of the closing date. CommunityOne recognized a gain of approximately $1.6 million as part of the settlement. During 2010, we converted $7.5 million of subordinated debt into $7.5 million of nonvoting, nonconvertible, nonredeemable cumulative preferred stock, and converted an additional $5.0 million during the first quarter of 2011. On October 21, 2011, CommunityOne repurchased from SunTrust the shares of nonvoting, nonconvertible, nonredeemable cumulative preferred stock of CommunityOne held by SunTrust and having an aggregate liquidation preference of $12.5 million for cash in an amount equal to the sum of 25% of the aggregate liquidation preference plus 100% of the unpaid and accrued dividends thereon as of the closing date. CommunityOne recorded an increase in retained earnings of approximately $9.4 million in connection with this settlement. Thus, as of October 21, 2011, CommunityOne no longer had any outstanding subordinated debt.

Junior Subordinated Deferrable Interest Debentures

FNB has Junior Subordinated Deferrable Interest Debentures or Junior Subordinated Debentures outstanding. Two issues of Junior Subordinated Debentures resulted from funds invested from the sale of trust preferred securities by FNB United Statutory Trust I (“FNB Trust I”) and by FNB United Statutory Trust II (“FNB Trust II”), which are owned by FNB. Two additional issues of Junior Subordinated Debentures were acquired on April 28, 2006 as a result of FNB’s merger with Integrity Financial Corporation. These acquired issues resulted from funds invested from the sale of trust preferred securities by Catawba Valley Capital Trust I (“Catawba Trust I”) and by Catawba Valley Capital Trust II (“Catawba Trust II”), which were owned by Integrity and acquired by FNB in the merger. FNB initiated the redemption of the securities issued by Catawba Valley Trust I as of December 30, 2007 and that trust was subsequently dissolved.

FNB fully and unconditionally guarantees the preferred securities issued by each trust through the combined operation of the debentures and other related documents. Obligations under these guarantees are unsecured and subordinate to senior and subordinated indebtedness of FNB. The preferred securities qualify as Tier 1 and Tier 2 capital for regulatory capital purposes.

During the second quarter of 2010, FNB suspended payment of interest on junior subordinated debt for liquidity purposes. The associated interest expense on junior subordinated debt has been fully accrued and is included in the Consolidated Statements of Operations. Payment of this interest was made in connection with the Recapitalization in order to be able to redeem the CommunityOne preferred stock issued to SunTrust Bank, described above. FNB has determined to again suspend payment of interest on the Junior Subordinated Debtentures as of the first quarter 2012.

Information concerning the Junior Subordinated Debentures is as follows at the periods indicated.

(dollars in thousands)		Commencement
	Stated	of Early	Principal Amount
	Maturity	Redemption	As of December 31,
Issuer	Date	Period	2011	2010	Interest Rate

FNB Trust I	12/15/35	12/15/10	$20,619	$20,619	3 month LIBOR + 1.37% = 1.916250% at 12/31/11

FNB Trust II	06/30/36	06/30/11	30,928	30,928	3 month LIBOR + 1.32% = 1.899250% at 12/31/11

Catawba Trust II	12/30/32	12/30/07	5,155	5,155	3 month LIBOR + 3.35% = 3.929250% at 12/31/11

Total Junior Subordinated Debentures			$56,702	$56,702

Note 15 – Employee Benefit Plans

Pension Plan

FNB has maintained a defined benefit pension plan. In September 2006, the Board of Directors of FNB approved a modified freeze to the pension plan. Effective December 31, 2006, no new employees were eligible to enter the plan. Participants who were at least age 40, had earned 10 years of vesting service as an employee of FNB and remained an active employee as of December 31, 2006 qualified for a grandfathering provision. In November 2010, FNB’s Board of Directors approved an additional amendment to the plan which ceased participant benefit accruals as of December 31, 2010. The retirement benefits of all other participants in the pension plan were frozen as of December 31, 2006.

Benefits are based on the employee's compensation, years of service and age at retirement. FNB's funding policy is to contribute annually to the plan an amount which is not less than the minimum amount required by the Employee Retirement Income Security Act of 1974 and not more than the maximum amount deductible for income tax purposes.

The following table sets forth the plan’s change in benefit obligation, plan assets and the funded status of the pension plan, using a December 31 measurement date, and amounts recognized in the consolidated statements as of December 31:

(dollars in thousands)
	2011	2010
Change in Benefit Obligation
Benefit obligation at beginning of year	$12,529	$11,700
Service cost	—	181
Interest cost	712	687
Net actuarial loss	1,970	495
Benefits paid	(614)	(534)

Benefit obligation at end of year	$14,597	$12,529

Change in Plan Assets
Fair value of plan assets at beginning of year	$8,696	$7,445
Actual return on plan assets	352	985
Employer contributions	800	800
Benefits paid	(614)	(534)

Fair value of plan assets at December 31	$9,234	$8,696

Funded Status at End of Year	$(5,363)	$(3,833)

Amounts Recognized in the Consolidated Balance Sheets
Other Liabilities	$(5,363)	$(3,833)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss	$7,290	$5,392

Net amount recognized	$7,290	$5,392

Weighted-Average Allocation of Plan Assets at End of Year
Equity securities	64%	62%
Debt securities	33	35
Cash and cash equivalents	1	1
Fixed income funds	2	2

Total	100%	100%

Weighted-Average Plan Assumptions at End of Year
Discount rate	4.75%	5.60%
Expected long-term rate of return on plan assets	8.00%	8.00%
Rate of increase in compensation levels	5.50%	5.50%

The expected long-term rate of return on plan assets considers the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based exclusively on historical returns, without adjustments.

Components of net periodic pension cost/(income) and other amounts recognized in other comprehensive income are as follows:

(dollars in thousands)	2011	2010	2009

Net Periodic Pension Cost/(Income)
Service cost	$—	$181	$199
Interest cost	712	687	675
Expected return on plan assets	(690)	(595)	(553)
Amortization of prior service cost	—	1	4
Amortization of net actuarial loss	411	367	307

Total pension cost	$433	$641	$632

Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income:
Net actuarial loss/(gain)	$1,897	$(262)	$558
Amortization of prior service credit	—	(1)	(4)

Total recognized in other comprehensive loss/(income)	1,897	(263)	554

Total Recognized in Net Periodic Pension Cost and Other Comprehensive Loss	$2,330	$378	$1,186

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income/(loss) into net periodic pension cost over the next year are approximately $0.5 million and $0, respectively.

FNB’s investment policies and strategies for the pension plan use a target allocation of 50% to 60% for equity securities and 40% to 50% for debt securities. The investment goals attempt to maximize returns while remaining within specific risk management policies. While the risk management policies permit investment in specific debt and equity securities, a significant percentage of total plan assets are maintained in mutual funds, approximately 8.94% at December 31, 2011, to assist in investment diversification. Generally the investments are readily marketable and can be sold to fund benefit payment obligations as they become payable.

The following table provides the fair values of investments held in the pension plan by major asset category:

December 31, 2011

(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$5,912	$5,912	$—
Debt securities	3,191	—	3,191
Other	131	—	131

Total fair value of pension assets	$9,234	$5,912	$3,322

December 31, 2010

(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$5,378	$5,378	$—
Debt securities	3,239	—	3,239
Other	79	—	79

Total fair value of pension assets	$8,696	$5,378	$3,318

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

In 2011, FNB contributed $0.8 million to its pension plan. FNB expects to contribute $0.8 million to its pension plan in 2012. However, the assets of the FNB Employees Pension Plan are less in value than the present value of the accrued benefits (vested and unvested) of the participants in the Pension Plan on a termination and projected benefit obligation basis.

The estimated benefit payments for each year ending December 31 from 2012 through 2016 are as follows: $0.7 million in 2012, $0.7 million in 2013, $0.8 million in 2014, $0.8 million in 2015 and $0.8 million in 2016. The estimated benefit payments to be paid in the aggregate for the five year period from 2017 through 2021 are $4.3 million. The estimated benefit payments are based on the same assumptions used to measure the benefit obligation at December 31, 2011 and include estimated future employee service.

Supplemental Executive Retirement Plan

FNB has a noncontributory, nonqualified supplemental executive retirement plan (“SERP”), covering certain executive employees. Annual benefits payable under the SERP are based on factors similar to those for the pension plan, with offsets related to amounts payable under the pension plan and social security benefits. In 2010, the Board of Directors of FNB approved an amendment to the plan which stopped additional benefit accrual under the SERP after December 31, 2010. This action did not impact a participant’s vested or accrued benefit in the plan.

The following table sets forth the plan’s change in benefit obligation, plan assets and the funded status of the SERP plan, using a December 31 measurement date, and amounts recognized in the consolidated statements as of December 31:

(dollars in thousands)
	2011	2010
Change in Benefit Obligation
Benefit obligation at beginning of year	$2,057	$2,909
Service cost	—	189
Interest cost	137	120
Amendments to plan	—	—
Net actuarial loss/(gain)	60	(658)
Benefits paid	(274)	(503)

Benefit obligation at end of year	$1,980	$2,057

Change in Plan Assets
Employer contributions	$274	$503
Benefits paid	(274)	(503)

Fair value of plan assets at end of year	$—	$—

Funded Status at December 31	$(1,980)	$(2,057)

Amounts Recognized in the Consolidated Balance Sheets
Other Liabilities	$1,980	$2,057

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial gain	$(594)	$(761)
Prior service cost	187	234

Net amount recognized	$(407)	$(527)

Weighted-Average Plan Assumption at End of Year:
Discount rate	4.75%	5.60%

Components of net periodic SERP cost and other amounts recognized in other comprehensive loss are as follows:

(dollars in thousands)	2011	2010	2009

Net Periodic SERP Cost
Service cost	$—	$189	$226
Interest cost	137	120	150
Amortization of prior service cost	48	48	47
Amortization of net actuarial gain	(108)	(37)	(7)

Net periodic SERP cost	$77	$320	$416

Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income
Net actuarial loss/(gain)	$168	$(621)	$(458)
Amortization of prior service credit	(48)	(48)	(47)

Total recognized in other comprehensive loss/(income)	120	(669)	(505)

Total Recognized in Net Periodic SERP (Income)/Cost and Other Comprehensive Income/(Loss)	$197	$(349)	$(89)

The estimated net (gain)/loss and prior service cost that will be amortized from accumulated other comprehensive income/(loss) into net periodic SERP cost over the next year are approximately $(70,500) and $47,900 respectively.

The SERP is an unfunded plan. Consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.

The estimated benefit payments for each year ending December 31 from 2012 through 2016 are as follows: $0.2 million in 2012, $0.1 million in 2013, $0.1 million in 2014, $0.1 million in 2015 and $0.1 million in 2016. The estimated benefit payments to be paid in the aggregate for the five-year period from 2017 through 2021 are $0.6 million. The estimated benefit payments are based on the same assumptions used to measure the benefit obligation at December 31, 2011 and include estimated future employee service.

As a result of the acquisition of Integrity Financial Corporation in 2006, CommunityOne assumed the obligations of a non-qualifying deferred compensation plan for the former president of Integrity. Under the plan provisions, benefit payments began in 2006 and are payable for 10 years. During 2011, 2010 and 2009 provisions of $49,000, $26,000 and $43,000, respectively, were expensed for future benefits to be provided under this plan. The total liability under this plan was $0.4 million at December 31, 2011 and at December 31, 2010, respectively, and is included in other liabilities in the accompanying consolidated balance sheets. Payments amounting to $76,000 in 2011, $70,000 in 2010 and $60,000 in 2009 were made under the provisions of the plan.

Granite has also sponsored a non-tax qualified profit-sharing supplemental executive retirement plan for certain executive officers, which allowed Granite to supplement the level of the executive officers' retirement incomes over that which is obtainable through the tax-qualified profit-sharing retirement plan sponsored by Granite. There was no Granite expense for the years ended December 31, 2011, 2010, and 2009. The plan is in the process of being terminated and the two remaining balances will be paid out in 2012.

Other Postretirement Defined Benefit Plans

FNB has maintained a postretirement benefit plan, which provides medical and life insurance benefits to retirees who obtained certain age and service requirements. The medical plan is contributory, with retiree contributions adjusted whenever medical insurance rates change. The life insurance plan is noncontributory.

In conjunction with the modified freeze of the pension plan, the postretirement medical and life insurance plan was also amended. Effective December 31, 2006, no new employees are eligible to enter the postretirement medical and life insurance plan. Participants who were at least age 40, had earned 10 years of vesting service as an employee of FNB and remained an active employee as of December 31, 2006 qualified for a grandfathering provision. In November 2010, FNB’s Board of Directors approved an additional amendment to the plan which ceased participant benefit accruals as of December 31, 2010.

The following table sets forth the plans change in benefit obligation, plan assets and the funded status of the postretirement plans, using a December 31 measurement date, and amounts recognized in the consolidated statements as of December 31:

(dollars in thousands)
	2011	2010
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,670	$1,587
Service cost	—	18
Interest cost	74	90
Net actuarial (gain)/loss	(224)	28
Plan participant contributions	80	87
Benefits paid	(141)	(140)

Benefit obligation at end of year	$1,459	$1,670

Change in Plan Assets
Employer contributions	$61	$53
Plan participant contributions	80	87
Benefits paid	(141)	(140)

Fair value of plan assets at end of year	$—	$—

Funded Status at December 31	$(1,459)	$(1,670)

Amounts Recognized in the Consolidated Balance Sheets
Other Liabilities	$1,459	$1,670

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial loss	$169	$393
Prior service credit	(25)	(29)

Net amount recognized	$144	$364

Weighted-Average Plan Assumption at End of Year:
Discount rate	4.75%	5.60%

Increasing or decreasing the assumed medical cost trend rate by one percentage point would not have a significant effect on either the postretirement benefit obligation at December 31, 2011 or the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2011.

Components of net postretirement benefit cost and other amounts recognized in other comprehensive income are as follows:

(dollars in thousands)	2011	2010	2009

Net Periodic Postretirement Benefit Cost
Service cost	$—	$18	$22
Interest cost	74	90	91
Amortization of prior service credit	(4)	(4)	(4)
Amortization of net actuarial loss	—	22	19

Net periodic postretirement benefit cost	$70	$126	$128

Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income
Net actuarial (gain)/loss	$(223)	$6	$55
Amortization of prior service cost	4	4	4

Total recognized in other comprehensive (income)/loss	(219)	10	59

Total Recognized in Net Periodic Postretirement Benefit Cost and Other Comprehensive (Income)/Loss	$(149)	$136	$187

The estimated net (gain)/loss and prior service cost that will be amortized from accumulated other comprehensive income/(loss) into net periodic postretirement benefit cost over the next year are $2,900 and $(4,200).

The postretirement medical and life insurance plans are unfunded plans. Consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.

The estimated benefit payments for each year ending December 31 from 2012 through 2016 are as follows: $0.1 million in 2012, $0.1 million in 2013, $0.1 million in 2014, $0.1 million in 2015 and $0.1 million in 2016. The estimated benefit payments to be paid in the aggregate for the five year period from 2017 through 2021 are $0.4 million. The estimated benefit payments are based on the same assumptions used to measure the benefit obligation at December 31, 2011 and include estimated future employee service.

Matching Retirement/Savings Plan

FNB has a matching retirement/savings plan which permits eligible employees to make contributions to the plan up to a specified percentage of compensation as defined by the plan. A portion of the employee contributions are matched by FNB based on the plan formula, which is $.50 for each dollar on the first 6% of eligible pay deferred by the employee under the plan. Additionally, commencing in 2007, FNB on a discretionary basis may make an annual contribution up to a specified percentage of compensation as defined by the plan to the account of each eligible employee. FNB did not make a discretionary contribution in 2011 or 2010. The matching and discretionary contributions amounted to $0.4 million in 2011, $0.5 million in 2010, and $0.7 million in 2009.

Granite sponsors a tax-qualified profit-sharing and savings retirement plan covering substantially all Granite employees. Contributions to the plan are made at the discretion of the Board of Directors but may not exceed the maximum amount allowable for federal income tax purposes. There were no contributions made for the years ended December 31, 2011, 2010 and 2009. The plan permits eligible employees to make contributions to the plan up to a specified percentage of compensation as defined by the plan. Effective January 1, 2012 the plan was amended to provide a match on a portion of the employee contributions. The match is based on the plan formula, which is $.50 for each dollar on the first 6% of eligible pay deferred by the employee under the plan.

Note 16 – FNB United Corp. (Parent Company)

The parent company’s principal asset is its investments in its bank subsidiaries, CommunityOne and through Granite Corp.

The condensed financial position as of December 31, 2011 and 2010, and the condensed results of operations and cash flows for each of the years in the three-year period ended December 31, 2011 of FNB, parent company only, are presented below.

(dollars in thousands)
		2011	2010
Condensed Balance Sheets
Assets:
Cash		$2,808	$180
Investment in subsidiaries		188,877	26,457
Other assets		28	1,659

Total Assets		$191,713	$28,296

Liabilities and shareholders’ equity:
Accrued liabilities		$5,996	$431
Borrowed funds		56,702	56,702
Shareholders’ equity		129,015	(28,837)

Total Shareholders’ Equity and Liabilities		$191,713	$28,296

	2011	2010	2009
Condensed Statements of Income
Dividends from subsidiaries	$—	$—	$1,200
Noninterest income	32	33	42
Interest expense	(1,072)	(1,521)	(1,741)
Noninterest expense	(3,351)	(343)	(406)

Loss before tax (benefit)/expense	(4,391)	(1,831)	(905)
Income tax expense/(benefit)	723	—	(744)

Loss before equity in undistributed net loss of subsidiaries	(5,114)	(1,831)	(161)
Equity in undistributed net loss of subsidiaries	(132,200)	(129,996)	(101,535)

Net loss	(137,314)	(131,827)	(101,696)
Preferred stock gain on retirement, net of accretion, and dividends	44,592	(3,294)	(2,871)

Net Loss to Common Shareholders	$(92,722)	$(135,121)	$(104,567)

	2011	2010	2009
Condensed Statements of Cash Flows
Cash flows from operating activities
Net Loss	$(137,314)	$(131,827)	$(101,696)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net loss of subsidiaries	132,200	129,996	101,535
Other, net	6,638	(451)	215

Net cash provided by/(used in) operating activities	1,524	(2,282)	54

Cash flows from investing activities
Downstream cash investment in subsidiary	(287,711)	(1,000)	—

Net cash used in investing activities	(287,711)	(1,000)	—

Cash flows from financing activities
Increase in borrowed funds	—	—	4,000
Proceeds from issuance of common stock	289,571	—	—
Cash dividends paid on preferred stock	(756)	(644)	(3,660)

Net cash provided by/(used in) financing activities	288,815	(644)	340

Net increase/(decrease) in cash	2,628	(3,926)	394
Cash at beginning of period	180	4,106	3,712

Cash at end of period	$2,808	$180	$4,106

Note 17 – Capital Matters

FNB and each of its bank subsidiaries are required to comply with capital adequacy requirements established by the federal banking agencies. Failure to meet these minimum capital requirements can initiate certain mandatory – and possible additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on FNB’s and each bank’s financial statements. Under the capital adequacy guidelines, FNB and each bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. FNB and each bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors. In addition, the prompt corrective action provisions of federal law require the federal banking agencies to take action to resolve problems of insured depository institutions such as CommunityOne and Granite as their capital levels decrease.

Quantitative measures established by regulation to ensure capital adequacy require each bank to maintain minimum amounts and ratios (set forth in the accompanying table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined).

			Minimum Regulatory Requirement to be Well Capitalized
(dollars in thousands)	Actual		For Capital Adequacy Purposes				Under Prompt Corrective Action Provisions				Pursuant to Order
	Amount	Ratio	Amount	Ratio			Amount		Ratio		Ratio
December 31, 2011
Total Capital (to Risk Weighted Assets)
Consolidated	$193,725	13.81%	$112,245		N/A	%		N/A
CommunityOne Bank, N.A.	136,761	14.52	75,363	≥	8.00			$94,204	≥	10.00%	12.00%
Bank of Granite	54,647	12.04	36,305	≥	8.00			45,382	≥	10.00	12.00

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	164,253	11.71	56,123		N/A			N/A
CommunityOne Bank, N.A.	124,639	13.23	37,682	≥	4.00			$56,522	≥	6.00%	9.00%
Bank of Granite	54,633	12.04	18,153	≥	4.00			27,229	≥	6.00	8.00

Tier 1 Capital (to Average Assets)
Consolidated	164,253	6.70	98,092		N/A			N/A
CommunityOne Bank, N.A.	124,639	7.39	67,426	≥	4.00			$84,282	≥	5.00%	9.00%
Bank of Granite	54,633	7.19	30,410	≥	4.00			38,013	≥	5.00	8.00

December 31, 2010
Total Capital (to Risk Weighted Assets)
Consolidated	$(36,818)	(2.56)%	$114,884		N/A	%	$	N/A
CommunityOne Bank, N.A.	33,812	2.36	114,608	≥	8.00			143,260	≥	10.00%	12.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	(36,818)	(2.56)	57,442		N/A			N/A
CommunityOne Bank, N.A.	16,906	1.18	57,304	≥	4.00			85,956	≥	6.00%	9.00%

Tier 1 Capital (to Average Assets)
Consolidated	(36,818)	(1.86)	78,992		N/A			N/A
CommunityOne Bank, N.A.	16,906	0.86	78,951	≥	4.00			98,688	≥	5.00%	9.00%

Each of CommunityOne and Granite are designated as “adequately capitalized” by the OCC and FDIC, respectively, because each is subject to an order. Furthermore, neither CommunityOne nor Granite is currently in compliance with the leverage capital requirement of its respective consent order.

Certain regulatory requirements restrict the lending of funds by CommunityOne and Granite to FNB and the amount of dividends which can be paid to FNB. Since 2009, these regulatory requirements have prohibited CommunityOne from declaring dividends payable to FNB without the approval of the OCC. Similar requirements would prohibit Granite from declaring dividends payable to FNB without the approval of the FDIC and the NCCOB. The CommunityOne Order and the Granite Order, described in Note 2 “Regulatory Matters” further prohibit each bank from paying dividends or making distributions to FNB.

Each of CommunityOne and Granite is required to maintain average reserve balances with the FRBR based on a percentage of deposits. For the reserve maintenance period in effect at December 31, 2011, CommunityOne met its reserve requirement of $0.3 million and Granite met its reserve requirements of $0.5 million, respectively, with the FRBR.

Note 18 – Shareholders’ Equity

Earnings per Share

FNB filed articles of amendment to its articles of incorporation on October 31, 2011 to effect a one-for-one hundred reverse stock split (the “Reverse Stock Split”) of its common stock. The amendment became effective following the close of trading on October 31, 2011. With the filing of this annual Report on Form 10-K, share and per share amounts have been retrospectively adjusted for the Reverse Stock Split. A purpose of the Reverse Stock Split is to increase the per share trading price of FNB's common stock to satisfy the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market. As a result of the Reverse Stock Split, every 100 shares of FNB's common stock issued and outstanding prior to the opening of trading on November 1, 2011 will be consolidated into one issued and outstanding share. No fractional shares will be issued as a result of the Reverse Stock Split. Instead, any fractional share resulting from the Reverse Stock Split will be rounded up to the next largest whole share. All share and per share amounts have been retroactively adjusted in the financial statements and footnotes to account for the impact of the Reverse Stock Split.

Basic net loss per share, or basic earnings/(loss) per share (“EPS”), is computed by dividing net loss to common shareholders by the weighted average number of common shares outstanding for the period.

For the twelve months of 2011, and in order the complete the Recapitalization, FNB paid dividends and deferred interest of approximately $4.5 million on Series A preferred stock, in addition to the $0.6 million accretion of the discount on the preferred stock. At December 31, 2011, FNB had no unpaid cumulative dividends.

The following table represents the impact of preferred stock activity on the Consolidated Statement of Operations for the years ended December 31, 2011, 2010, and 2009:

(dollars in thousands)	December 31,
	2011	2010	2009
Gain on the retirement of Series A preferred stock	$38,625	$—	$—
Gain on retirement of Bank preferred stock	9,375	—	—

Total gain on the retirement of preferred stock	48,000	—	—
Dividends and accretion on Series A preferred stock	(2,652)	(3,294)	(2,871)
Dividends on Bank preferred stock	(756)	—	—

Total dividends on preferred stock	(3,408)	(3,294)	(2,871)

Preferred stock gain on retirement, net of accretion, and dividends	$44,592	$(3,294)	$(2,871)

For the twelve months of 2010, FNB paid dividends of approximately $0.3 million on Series A preferred stock, in addition to the $0.7 million accretion of the discount on the preferred stock. At December 31, 2010, FNB had $2.3 million of unpaid cumulative dividends. These amounts combined increased the net loss to common shareholders by $3.3 million.

Diluted EPS reflects the potential dilution that could occur if FNB’s potential common stock, which consists of dilutive stock options and a common stock warrant held by the U.S. Treasury, were issued. As required for entities with complex capital structures, a dual presentation of basic and diluted EPS is included on the face of the income statement, and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is provided in this note.

A reconciliation of the denominators of the basic and diluted EPS computations is as follows:

(dollars in thousands)	For the Years Ended December 31,
	2011	2010	2009

Net loss from continuing operations	$(131,518)	$(130,421)	$(102,561)
Preferred stock gain on retirement, net of accretion, and dividends	44,592	(3,294)	(2,871)

Net loss from continuing operations attributable to common shareholders	(86,926)	(133,715)	(105,432)
Net (loss)/income from discontinued operations attributable to common shareholders	(5,796)	(1,406)	865

Net loss to common shareholders	$(92,722)	$(135,121)	$(104,567)

Weighted average shares of common stock outstanding	4,196,926	114,240	114,170

Basic and Diluted:
Net loss per common share from continuing operations	$(20.71)	$(1,170.48)	$(923.47)
Net (loss)/income per common share from discontinued operations	(1.38)	(12.31)	7.58
Net loss per common share	(22.09)	(1,182.79)	(915.89)

Due to a net loss for the twelve month periods ended December 31, 2011, 2010 and 2009; all stock options and the common stock warrant were considered antidilutive and thus are not included in this calculation. Additionally, for the periods ended December 31, 2011 and December 31, 2010, there were 24,818 and 27,051 antidilutive shares, respectively. Of the antidilutive shares, the number of shares relating to stock options were 2,746 at December 31, 2011 and 4,980 at December 31, 2010. Average antidilutive shares relating to the common stock warrant were 22,072 for December 31, 2011 and December 31, 2010. Because the exercise price exceeded the average market price for the periods discussed and because of the net loss, the stock options and common stock warrant were omitted from the calculation of diluted earnings per share for their respective periods. FNB did not have any common stock warrants in 2009.

Stock Based Compensation

For the years ended December 31, 2011, 2010 and 2009, FNB had five share-based compensation plans in effect. The compensation expense charged against income for those plans was $23,000, $50,000 and $405,000 respectively, and the related income tax benefit was $9,000, $7,000 and $85,000, respectively.

FNB adopted stock compensation plans in 1993 and 2003 that allow for the granting of incentive and nonqualified stock options to key employees and directors. The 2003 stock compensation plan also allows for the granting of restricted stock. Under terms of both the 1993 and 2003 plans, options are granted at prices equal to the fair market value of the common stock on the date of grant. Options become exercisable after one year in equal, cumulative installments over a five-year period. No option shall expire later than ten years from the date of grant. No further grants can be made under the 1993 stock compensation plan after March 10, 2003. Based on the stock options outstanding at December 31, 2011, a maximum of 729 shares of common stock has been reserved for issuance under the 1993 stock compensation plan. A maximum of 10,985 shares of common stock has been reserved for issuance under the 2003 stock compensation plan. At December 31, 2011, there were 8,243 shares available under the 2003 plan for the granting of additional options or stock awards.

With the completion of the Merger, each outstanding option to purchase shares of Granite Corp. common stock, whether or not exercisable, was converted into options to purchase FNB common stock. After adjusting for the 100 for 1 stock split and rounding up to the nearest whole share, there were 78 stock options assumed from Granite Corp., of which 77 options were exercisable at December 31, 2011.

FNB assumed three stock compensation plans in its acquisition of Integrity Financial Corporation in 2006. Qualified and nonqualified stock options are outstanding under these plans for grants issued from 1997 to 2004 to key employees and directors at a price equal to fair market value on the date of grant. No additional grants will be made under these plans. Based on the stock options outstanding at December 31, 2011, a maximum of 235 shares of common stock has been reserved for issuance under these stock compensation plans.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based on the historical volatility of the FNB’s common stock over approximately the previous 6 years. The expected life of the options has historically been considered to be approximately 6 years. The expected dividend yield is based upon the current yield in effect at the date of grant. There were no stock options granted in 2011, 2010 or 2009, respectively.

The following is a summary of stock option activity:

	For the Years Ended December 31,
	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,658	$1,857.00	5,353	$1,701.00	6,627	$1,656.00
Granted	—	—	—	—	—	—
Assumed	78	267.53	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited/expired	(994)	1,829.09	(1,695)	1,363.00	(1,274)	1,515.00

Outstanding at end of year	2,742	1,821.79	3,658	1,857.00	5,353	1,701.00

Options exercisable at end of year	2,711	1,825.85	3,596	1,863.00	5,255	1,705.00

At December 31, 2011, information concerning stock options outstanding and exercisable is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$259 - $392	78	0.50	$267.53	77	$267.53
$1,000 - $1,416	189	2.96	1,364.39	182	1,370.57
$1,420 - $1,500	91	2.15	1,433.19	91	1,433.19
$1,585 - $1,615	804	1.18	1,611.42	784	1,612.07
$1,646 - $1,982	785	3.04	1,972.10	782	1,973.35
$2,000 - $2,603	795	1.96	2,191.83	795	2,191.83

In 2011, 2010 and 2009 there was no intrinsic value of options exercised. The 2011, 2010 and 2009 grant-date fair value of options vested was $0, $11,200 and $171,000, respectively. There were no options exercised in 2011.

The following is a summary of non-vested restricted stock activity:

	For the Years Ended December 31,
	2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	8	$260.00	102	$1,144.00
Granted	—	—	—	—
Vested	(4)	260.00	(94)	1,219.00
Forfeited/Expired	—	—	—	—

Non-vested at end of year	4	$260.00	8	$260.00

The fair value of restricted stock vested in 2011, 2010 and 2009 were $1,040, $114,600 and $388,000, respectively.

As of December 31, 2011, there was $5,605 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of FNB’s stock benefit plans. That cost is expected to be recognized over a weighted-average period of .5 years.

FNB funds the option shares and restricted stock from authorized but unissued shares. FNB does not typically purchase shares to fulfill the obligations of the stock benefit plans. FNB’s policy does allow option holders under certain plans to exercise options with seasoned shares.

Note 19 – Off-Balance Sheet Arrangements

In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at December 31, 2011 are discussed below.

Commitments by CommunityOne and Granite to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2011, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $265.9 million. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements. FNB evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.

CommunityOne and Granite issue standby letters of credit whereby each guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to standby letters of credit was $1.8 million at December 31, 2011 and $1.9 million at December 31, 2010.

CommunityOne’s and Granite’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend is represented by the contractual notional amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. The fair value of these commitments was not considered material.

FNB does not have any special purpose entities or other similar forms of off-balance sheet financing.

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

During the fourth quarter 2009 and first quarter 2010, CommunityOne entered into four interest rate swaps totaling $45.0 million, using a receive-fixed swap to mitigate the exposure to changes in the fair value attributable to the benchmark interest rate (3-month LIBOR) of the hedged items (FHLB advances) from the effective date to the maturity date of the hedged instruments. As structured, the pay-variable, receive-fixed swaps are evaluated as fair value hedges and are considered highly effective. As highly effective hedges, all fair value designated hedges and the underlying hedged instrument are recorded on the balance sheet at fair value with the periodic changes of the fair value reported in the income statement.

During the third quarter of 2011, CommunityOne terminated a $15.0 million interest swap at a gain of $0.9 million. This swap was used to hedge a FHLB advance that was terminated concurrently at a loss of $2.0 million. The gain on the swap and loss on the hedged item were netted in noninterest expense in the Consolidated Statements of Operations. CommunityOne is now under no additional obligations related to either this swap or the terminated FHLB advance. During the fourth quarter of 2011, CommunityOne terminated the remaining $30.0 million interest swaps at a gain of $0.8 million. This swap was used to hedge a FHLB advance that was terminated concurrently at a loss of $1.3 million. These swaps were used to convert fixed-rate FHLB advances to a floating interest rate. The gain on the swap and loss on the hedged item were netted in noninterest expense in the Consolidated Statements of Operations. CommunityOne is now under no additional obligations related to either the terminated swaps or the terminated FHLB advance. The net loss on the early termination of these advances was $1.6 million and is recorded as prepayment penalty on borrowings in the Consolidated Statements of Operations.

For the twelve months ended December 31, 2010, the interest rate swaps designated as a fair value hedge resulted in a net increase of interest expense of $0.9 million on FHLB advances than would otherwise have been reported for the liability. The fair value of the swaps at December 31, 2010 was recorded on the consolidated balance sheet as an asset in the amount of $1.4 million.

Net gains or loss recognized on the fair value swaps were $(0.3) million at December 31, 2011, $0.3 million at December 31, 2010 and $0.1 million at December 31, 2009.

For the twelve months ended December 31, 2010, the interest rate swap resulted in a net increase of $0.5 million in the interest expense on junior subordinated debt than would otherwise have been reported. There is no fair value of the swap recorded at December 31, 2010 since it matured on December 15, 2010.

For the twelve months ended December 31, 2009, the interest rate swap resulted in a net increase of $0.3 million in the interest expense on junior subordinated debt that would otherwise have been reported. The fair value of the swap at December 31, 2009 was recorded on the consolidated balance sheet as a liability in the amount of $0.4 million offset by other comprehensive loss of $0.2 million, net of $0.1 million deferred taxes.

Mortgage banking derivatives used in the ordinary course of business consist of mandatory forward sales contracts or forward contracts and rate lock loan commitments. The fair value of FNB’s derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants. There are no mortgage banking derivatives at December 31, 2011.

The table below provides data about the carrying values of derivative instruments as of December 31, 2010:

	As of December 31, 2010
	Assets	(Liabilities)
(dollars in thousands)	Carrying Value	Carrying Value	Derivative Net Carrying Value
Derivatives designated as hedging instruments:
Interest rate swap contracts - FHLB advances (1)	$1,415	$—	$1,415

Derivatives not designated as hedging instruments:
Mortgage loan rate lock commitments (2)	$—	$(55)	$(55)
Mortgage loan forward sales and MBS (3)	44	—	44

(1)	Included in “Other assets” on the Company’s Consolidated Balance Sheets.
(2)	Included in “Liabilities from discontinued operations” on the Company’s Consolidated Balance Sheets.
(3)	Included in “Assets from discontinued operations” on the Company's Consolidated Balance Sheets.

The table below provides data about the amount of gains and losses related to derivative instruments designated as hedges included in the “Accumulated other comprehensive loss” section of “Shareholders’ Equity” on the FNB’s Consolidated Balance Sheets, and in “Other income” in the FNB’s Consolidated Statements of Operations:

	Gain, Net of Tax Recognized in Income
(dollars in thousands)	As of December 31, 2011	As of December 31, 2010
Derivatives designated as hedging instruments:
Interest rate swap contracts - FHLB advances	$819	$165

Discontinued Operations

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

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

(dollars in thousands)	Gain/(Loss) During Twelve Months Ended
	December 31, 2011	December 31, 2010
Derivatives not designated as hedging instruments:
Mortgage loan rate lock commitments (1)	$—	$28
Mortgage loan forward sales and MBS (1)	(44)	(207)

Total	$(44)	$(179)

(1)	Recognized in “Net loss from discontinued operations” in the Company’s Consolidated Statements of Operations.

Dover originated certain residential mortgage loans with the intention of selling these loans. Between the time that Dover entered into an interest rate lock or a commitment to originate a residential mortgage loan with a potential borrower and the time the closed loan is sold, FNB was subject to variability in market prices related to these commitments. FNB believed that it was prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate residential mortgage loans and the forward sales commitments were freestanding derivative instruments. They did not qualify for hedge accounting treatment so their fair value adjustments were recorded through the income statement in income from mortgage loan sales.

Note 21 – Fair Value of Assets and Liabilities

FNB utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, derivatives and mortgage servicing rights are recorded at fair value on a recurring basis. Additionally, from time-to-time, FNB may be required to record at fair value other assets and liabilities on a non-recurring basis, such as loans held for sale, loans held for investment and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve application of lower or cost or market accounting or write-downs of individuals’ assets or liabilities.

Fair Value Hierarchy

FNB groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value less estimated costs to sell. Once sold, the loans are beyond the reach of FNB in all respects and the purchasing investor has all rights of ownership, including the ability to pledge or exchange the loans. Most of the loans sold are without recourse. Gains or losses on loan sales are recognized at the time of sale, are determined by the difference between net sales proceeds and the carrying value of the loan sold, and are included in Consolidated Statements of Operations.

Since loans held for sale are carried at the lower of cost or fair value, the fair value of loans held for sale is based on contractual agreements with independent third-party buyers. As such, FNB classifies loans subjected to nonrecurring fair value adjustments as Level 2.

Loans

FNB does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as impaired, management determines the fair value of the loan to quantify impairment, should such exist. The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans. At December 31, 2011 and December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, FNB records the impaired loan as nonrecurring Level 3. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and given the lack of observable market prices for identical properties, FNB records the impaired loans as nonrecurring Level 3.

Other Real Estate Owned

OREO is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value less estimated costs to sell. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. Given the lack of observable market prices for identical properties, FNB records the OREO as nonrecurring Level 3.

Derivative Assets and Liabilities

Substantially all derivative instruments held or issued by FNB for risk management or customer-initiated activities are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, FNB measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. FNB classifies derivatives instruments held or issued for risk management or customer-initiated activities as Level 2.

Mortgage Servicing Rights

Mortgage servicing rights are recorded at fair value on a recurring basis, with changes in fair value recorded as a component of mortgage loan sales. A valuation model, which utilizes a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate, is used to determine fair value. Loan servicing rights are adjusted to fair value through a valuation allowance as determined by the model. As such, FNB classifies mortgage servicing rights as Level 3. Pursuant to an agreement dated December 29, 2010, CommunityOne sold its mortgage servicing rights on mortgages owned by Fannie Mae and transferred the servicing of those mortgages on January 31, 2011.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities carried at fair value on a recurring basis at December 31, 2011 for continuing operations, including financial instruments that FNB accounts for under the fair value option, are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities:
U.S. Treasury and government agencies	$7,188	$—	$7,188	$—
U.S. government sponsored agencies	32,364	—	32,364	—
States and political subdivisions	6,090	—	6,090	—
Residential mortgage-backed securities-GSE	350,273	—	350,273	—
Residential mortgage-backed securities-Private	32,217	—	32,217	—
Corporate notes	3,174	—	3,174	—

Total available-for-sale debt securities	431,306	—	431,306	—

Total assets at fair value from continuing operations	$431,306	$—	$431,306	$—

For continuing operations, no liabilities were carried at fair value on a recurring basis at December 31, 2011.

Assets and liabilities carried at fair value on a recurring basis at December 31, 2010 for continuing operations, including financial instruments that FNB accounts for under the fair value option, are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities:
U.S. Treasury and government agencies	$21	$—	$21	$—
U.S. government sponsored agencies	23,516	—	23,516	—
States and political subdivisions	24,458	—	24,458	—
Residential mortgage-backed securities-GSE	257,336	—	257,336	—

Total available-for-sale debt securities	305,331	—	305,331	—

Total available-for-sale securities	305,331	—	305,331	—

Mortgage servicing rights	2,359	—	—	2,359
Fair value of interest rate swaps	1,415	—	1,415	—

Total assets at fair value from continuing operations	$309,105	$—	$306,746	$2,359

Liabilities:
FHLB advances - fair value hedge	$1,076	$—	$1,076	$—

Total liabilities at fair value from continuing operations	$1,076	$—	$1,076	$—

No assets or liabilities were carried at fair value on a recurring basis at December 31, 2011 for discontinued operations.

Assets and liabilities carried at fair value on a recurring basis at December 31, 2010 for discontinued operations, including financial instruments which FNB accounts for under the fair value option, are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$16,119	$—	$16,119	$—
Derivative assets - Dover	44	—	44	—

Total assets at fair value from discontinued operations	$16,163	$—	$16,163	$—

Liabilities:
Derivative liabilities - Dover	$55	$—	$55	$—

Total liabilities at fair value from discontinued operations	$55	$—	$55	$—

The following tables present reconciliations of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods indicated:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(dollars in thousands)	Mortgage Servicing Rights
Beginning balance at January 1, 2011	$2,359
Total gains or losses (realized/unrealized):
Included in earnings	(117)
Purchases, issuances and settlements	—
Servicing rights sold	(2,242)

Ending balance at December 31, 2011	$—

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(dollars in thousands)	Mortgage Servicing Rights
Beginning balance at January 1, 2010	$4,857
Total gains or losses (realized/unrealized):
Included in earnings	(1,165)
Purchases, issuances and settlements	1,340
Servicing rights sold	(2,673)

Ending balance at December 31, 2010	$2,359

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

FNB may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Assets measured at fair value on a nonrecurring basis are included in the following tables, for the periods indicated, for continuing operations:

December 31, 2011

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans held for sale	$4,529	$—	$4,529	$—
Impaired loans, net	31,266	—	—	31,266
Acquired performing loans	308,594	—	—	308,594
Acquired credit impaired loans	65,283	—	—	65,283
Other real estate owned	84,794	—	—	84,794

Total assets at fair value from continuing operations	$494,466	$—	$4,529	$489,937

December 31, 2010

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$137,152	$—	$—	$137,152
Other real estate owned	19,173	—	—	19,173

Total assets at fair value from continuing operations	$156,325	$—	$—	$156,325

Assets measured at fair value on a nonrecurring basis are included in the following table for discontinued operations:

December 31, 2011

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans held for sale	$233	$—	$233	$—

Total assets at fair value from discontinued operations	$233	$—	$233	$—

No assets or liabilities were carried at fair value on a recurring basis at December 31, 2010 for discontinued operations.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value for each class of FNB’s financial instruments.

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

Subordinated debt. The fair value of the FNB’s fixed rate subordinated debt is based upon the terms of the SunTrust Settlement. On October 21, 2011, CommunityOne completed the SunTrust Settlement, settling the $2.5 million of its subordinated debt held by SunTrust Bank for $875,000 in cash.

Junior subordinated debentures. Included in junior subordinated debentures are variable rate trust preferred securities issued by FNB. Fair values for the trust preferred securities were estimated by developing cash flow estimates for each of these debt instruments based on scheduled principal and interest payments and current interest rates. Once the cash flows were determined, a market rate for comparable subordinated debt was used to discount the cash flows to the present value. The estimated fair value for FNB’s junior subordinated debentures is significantly lower than carrying value since credit spreads (i.e., spread to LIBOR) on similar trust preferred issues are currently much wider than when these securities were originally issued.

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

The estimated fair values of financial instruments for continuing operations at December 31 are as follows:

	As of December 31, 2011		As of December 31, 2010
(dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets of Continuing Operations
Cash and cash equivalents	$553,416	$553,416	$160,594	$160,594
Investment securities: Available-for-sale	431,306	431,306	305,331	305,331
Loans held for sale	4,529	4,529	—	—
Loans, net	1,178,175	1,176,795	1,210,288	1,160,163
Accrued interest receivable	5,919	5,919	5,747	5,747
Bank-owned life insurance	37,515	37,515	31,968	31,968
Interest rate swaps	—	—	1,415	1,415

Financial Liabilities of Continuing Operations
Deposits	$2,129,111	$2,139,093	$1,696,390	$1,682,704
Retail repurchase agreements	8,838	8,838	9,628	9,628
Federal Home Loan Bank advances	58,370	62,555	144,485	150,466
Subordinated debt	—	—	7,500	7,500
Junior subordinated debentures	56,702	36,218	56,702	41,681
Accrued interest payable	1,654	1,654	2,592	2,592

The estimated fair values of financial instruments for discontinued operations are as follows:

	As of December 31, 2011		As of December 31, 2010
(dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets of Discontinued Operations	$233	$233	$37,228	$37,228
Financial Liabilities of Discontinued Operations	—	—	11	11

The fair value estimates are made at a specific point in time based on relevant market and other information about the financial instruments. Because no market exists for a significant portion of FNB’s financial instruments, fair value estimates are based on current economic conditions, risk characteristics of various financial instruments, and such other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Note 22 – Common Dividends

FNB is a legal entity separate and distinct from its banking and other subsidiaries and has in the past relied on dividends from CommunityOne as its primary source of liquidity. The CommunityOne Order, the Granite Order and the Written Agreement prohibit CommunityOne and Granite from declaring or paying any dividends, or lending or otherwise supplying funds to FNB to meet FNB’s obligations.

FNB did not declare any dividends with respect to its common stock in 2011 or 2010.

Note 23 – Change in Executive Officers and Board of Directors

On October 21, 2011, effective upon the consummation of the Merger and the Recapitalization, nine directors of FNB - Larry E. Brooks; James M. Campbell, Jr.; R. Larry Campbell; Darrell l. Frye; Hal F. Huffman, Jr.; Thomas A. Jordan; Lynn S. Lloyd, Eugene B. McLaurin, II; and Carl G. Yale - resigned as members of the FNB’s Board of Directors. None of the directors resigned from the Board of Directors because of any disagreements relating to FNB’s operations, policies or practices. The following individuals were appointed to fill the vacancies created by these resignations of the former directors: Austin A. Adams (Chairman), John J. Bresnan, Scott B. Kauffman, Jerry R. Licari, J. Chandler Martin, Robert L. Reid, Louis A. “Jerry” Schmitt, Brian E. Simpson, and Boyd C. Wilson, Jr.

Also effective on October 21, 2011 immediately following the merger and recapitalization, R. Larry Campbell, FNB’s and CommunityOne’s President and Chief Executive Officer; Mark A. Severson, FNB’s Executive Vice President and Treasurer and the Chief Financial Officer and Executive Vice President of CommunityOne Bank; and R. Mark Hensley, Executive Vice President and Chief Banking Officer of CommunityOne Bank, each resigned. Upon their resignations, Brian E. Simpson, Chief Executive Officer; Robert L. Reid, President, and David L. Nielsen, Chief Financial Officer; were appointed to hold the principal offices, effective immediately.

Note 24 – Subsequent Events

On February 15, 2012, Dover Mortgage Company and Granite Mortgage Inc. filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court, Western District of North Carolina. All of the assets and liabilities on FNB’s financial statements of both entities were written off at that time.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

FNB’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, has evaluated the effectiveness of FNB’s disclosure controls and procedures as of December 31, 2011. Based on that evaluation, FNB’s Chief Executive Officer and Chief Financial Officer concluded that FNB’s disclosure controls and procedures were effective as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting

Management of FNB United Corp. and Subsidiaries (the “Company”) is responsible for preparing the Company’s annual consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting for the Company. Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

As permitted by guidance provided by the staff of the U.S. Securities and Exchange Commission, the scope of management’s assessment of internal control over financial reporting as of December 31, 2011 has excluded Bank of Granite Corporation, which was acquired by the Company on October 21, 2011. Bank of Granite Corporation constitutes 9.2% of consolidated revenue (total interest income and total noninterest income) for the year ended December 31, 2011, and 31.3% of consolidated total assets as of December 31, 2011.

The Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the FDIC and the appropriate federal banking agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Company complied, in all significant respects, with such laws and during the year ended December 31, 2011.

Remediation of Prior Year Material Weaknesses

As disclosed in Item 9A, Controls and Procedures of our Annual Report on Form 10-K, as amended by our Form 10-K/A, for the year ended December 31, 2010, management identified two material weaknesses in our internal control over financial reporting. Throughout 2011, the Company designed and implemented changes to remedy the deficiencies in the control environment. It took the following actions to remediate the material weaknesses:

Subsequent Events Evaluation - During the 2nd quarter of 2011, management adopted a “Loan Portfolio and OREO Subsequent Events” policy that assigned responsibility for identifying and recognizing the financial impact of subsequent events. As part of that policy, management implemented new procedures that required a subsequent events meeting between Finance and Credit personnel prior to the filing of any of its financial reports. During that meeting, data regarding subsequent period charge offs, new appraisals, listing price changes, risk grade changes, OREO write-downs, impairments, asset sales and accepted contracts to sell assets are analyzed to make judgments regarding the appropriate treatment of these items.

Valuation of Other Real Estate Owned - The Bank revised its processes during the 2nd and 3rd quarter of 2011 to include in the valuation of OREO any appraisals that have been received by FNB but which the Appraisal Department has not completed its formal review.

During the 3rd quarter of 2011, CommunityOne implemented RIMS, a web-based appraisal management system, to manage the ordering and tracking of appraisals, to ensure that up to date reports on the status of received appraisals are available, to capture appraisal data automatically at delivery and to make it available to authorized users.

The quarterly special assets OREO asset valuation process was revised during 2011 to consider the age of the most recent appraisal, external market factors and sales/disposal costs used to derive a fair value of an asset.

This included a deduction of sales costs if these expenses were not already factored into the appraisal. Special Assets uses a range of 6-10% for sales costs deductions, based on the CommunityOne’s actual OREO sales history. Where necessary when appraisals reach 9 months in age, Special Assets adjusts for appraisal age if updated appraisals have not been received or in cases where other external market factors may be operating to the detriment of the asset’s value. Beginning in the 3rd quarter of 2011, CommunityOne implemented a process for discounting these aged appraisals based on a discounting factor which considers market information and is formally documented quarterly in a memo prepared by Credit and reviewed by Finance. In early 2011, a request for write-down form was implemented that included the most recent appraisal, discounts for appraisal age (if necessary) and costs to sell to derive the fair value. This form is prepared by Special Assets personnel and reviewed by the Special Assets Manager.

Finally, during the 4th quarter of 2011, management implemented an enhanced control to perform a 100% validation of the key data elements within the OREO tracking system.

All of the steps identified above have been implemented as of December 31, 2011, and the Company has remediated the prior year material weaknesses in its internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).

Changes in Internal Control over Financial Reporting

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its control in response to internal control assessments and internal and external audit and regulatory recommendations. See the section above titled “Valuation of Other Real Estate Owned” for internal control changes implemented during the quarter ended December 31, 2011. No other control enhancements during the quarter ended December 31, 2011 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information set forth in FNB’s proxy statement for the Annual Meeting of Shareholders to be held on June 21, 2012 (the “Proxy Statement”) under the headings “Election of Directors,” “Executive Officers,” “Report of the Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

(a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

2.01	Agreement and Plan of Merger, dated April 26, 2011, by and among FNB United Corp., Gamma Merger Corporation and Bank of Granite Corporation, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed April 27, 2011 (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request).

2.02	Amendment No. 1, dated as of June 16, 2011, to the Agreement and Plan of Merger, dated April 26, 2011, by and among FNB United Corp., Gamma Merger Corporation and Bank of Granite Corporation, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed June 16, 2011.

2.03	Amendment No. 2, dated as of August 15, 2011, to the Agreement and Plan of Merger, dated April 26, 2011, by and among FNB United Corp., Gamma Merger Corporation and Bank of Granite Corporation, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2011.

3.01	Articles of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form S-14 Registration Statement (File No. 2-96498) filed March 16, 1985.

3.02	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 10, 1988, incorporated herein by reference to Exhibit 19.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988.

3.03	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 12, 1998, incorporated herein by reference to Exhibit 3.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

3.04	Articles of Amendment to Articles of Incorporation of the Registrant, adopted May 23, 2003, incorporated herein by reference to Exhibit 3.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

3.05	Articles of Amendment to Articles of Incorporation of the Registrant, adopted March 15, 2006, incorporated herein by reference to Exhibit 3.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

3.06	Articles of Merger, setting forth amendment to Articles of Incorporation of the Registrant, effective April 28, 2006, incorporated herein by reference to Exhibit 3.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

3.07	Articles of Amendment to Articles of Incorporation of the Registrant, adopted January 23, 2009, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 23, 2009.

3.08	Articles of Amendment to Articles of Incorporation of the Registrant, adopted February 11, 2009, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 13, 2009.

3.09	Articles of Amendment to the Articles of Incorporation of the Registrant, establishing the Junior Participating Preferred Stock, Series B, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed April 21, 2011.

3.10	Articles of Amendment to the Articles of Incorporation of the Registrant, adopted October 19, 2011, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 25, 2011.

3.11	Articles of Amendment to the Articles of Incorporation of the Registrant, adopted October 31, 2011, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2011.

3.12	Amended and Restated Bylaws of the Registrant, adopted February 11, 2009, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed February 13, 2009.

4.01	Specimen of Registrant’s Common Stock Certificate, incorporated herein by reference to Exhibit 4 to Amendment No. 1 to the Registrant’s Form S-14 Registration Statement (File No. 2-96498) filed April 19, 1985.

4.02	Specimen of Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, Stock Certificate, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 13, 2009.

4.03	Form of Right Certificate, incorporated herein by reference to Exhibit B of Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 21, 2011.

4.04	Indenture dated as of November 4, 2005, between FNB Corp. and U.S. Bank, National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 8, 2005.

4.05	Amended and Restated Declaration of Trust of FNB United Statutory Trust I dated as of November 4, 2005, among FNB Corp., as sponsor, U.S. Bank, National Association, as institutional trustee, and Michael C. Miller and Jerry A. Little, as administrators, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed November 8, 2005.

4.06	Amended and Restated Declaration of Trust of FNB United Statutory Trust I dated as of November 4, 2005, among FNB Corp., as sponsor, U.S. Bank, National Association, as institutional trustee, and Michael C. Miller and Jerry A. Little, as administrators, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed November 8, 2005.

4.07	Amended and Restated Trust Agreement of FNB United Statutory Trust II dated as of April 27, 2006, among FNB Corp., as sponsor, Wilmington Trust Company, as institutional trustee, and Michael C. Miller and Jerry A. Little, as administrators, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed April 28, 2006.

4.08	Warrant to purchase up to 2,207,143 shares of common stock issued to the United States Department of the Treasury, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed February 13, 2009.

4.09	Amended Warrant to purchase up to 2,207,143 shares of common stock of the Registrant issued to the United States Department of the Treasury, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2011.

10.01*	Stock Compensation Plan as amended effective May 12, 1998, incorporated herein by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.02*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.03*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s Stock Compensation Plan, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-KSB Annual Report for the fiscal year ended December 31, 1994.

10.04*	FNB United Corp. 2003 Stock Incentive Plan, as amended and restated as of December 31, 2008, incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2008.

10.05*	Form of Incentive Stock Option Agreement between FNB Corp. and certain of its key employees, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.06*	Form of Nonqualified Stock Option Agreement between FNB Corp. and certain of its directors, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2003.

10.07*	Form of Restricted Stock Agreement between FNB United Corp. and certain of its key employees and non-employee directors, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.08*	Carolina Fincorp, Inc. Stock Option Plan (assumed by the Registrant on April 10, 2000), incorporated herein by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-54702) filed January 31, 2001.

10.09*	Amended and Restated Employment Agreement dated as of December 31, 2008 between CommunityONE Bank, National Association and R. Larry Campbell, incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2008.

10.10*	Nonqualified Supplemental Retirement Plan with R. Larry Campbell, incorporated herein by reference to Exhibit 10(c) to the Annual Report on Form 10-KSB of Carolina Fincorp, Inc. for the fiscal year ended June 30, 1997.

10.11*	Amendment to Executive Income Deferred Compensation Agreement dated as of December 31, 2008 between CommunityONE Bank, National Association and R. Larry Campbell, incorporated herein by reference to Exhibit 10.34 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2008.

10.12*	Amended and Restated Change of Control Agreement dated as of December 31, 2008 among FNB United Corp., CommunityONE Bank, National Association, and R. Mark Hensley, incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2008.

10.13*	Amended and Restated Change of Control Agreement dated as of December 31, 2008 among FNB United Corp., CommunityONE Bank, National Association, and Mark A. Severson, incorporated herein by reference to Exhibit 10.36 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2008.

10.14*	Form of Change of Control Agreement among FNB United Corp., CommunityONE Bank, National Association and certain key officers and employees, incorporated herein by reference to Exhibit 10.37 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2008.

10.15	Stipulation and Consent between Bank of Granite and the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks and related Order to Cease and Desist, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed September 4, 2009 by Bank of Granite Corporation.

10.16*	Form of Letter Agreement between FNB United Corp. and senior executive officers incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 1, 2009.

10.17	Guarantee Agreement dated as of November 4, 2005, by FNB Corp. for the benefit of the holders of trust preferred securities, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 5, 2005.

10.18	Guarantee Agreement dated as of April 27, 2006 between FNB Corp. and Wilmington Trust Company, as guarantee trustee, for the benefit of the holders of trust preferred securities, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 28, 2006.

10.19	Subordinated Debt Loan Agreement dated as of June 30, 2008, between CommunityONE Bank, National Association and SunTrust Bank, incorporated herein by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.20	Conversion Agreement, dated as of December 30, 2010, among SunTrust Bank, CommunityONE Bank, National Association, and, for purposes of Sections 9 and 10 only, FNB United Corp., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 4, 2011.

10.21	Conversion Agreement, dated as of February 28, 2011, among SunTrust Bank, CommunityONE Bank, National Association, and, for purposes of Sections 9 and 10 only, FNB United Corp., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 3, 2011.

10.22	Letter Agreement between the Registrant and the United States Department of the Treasury, dated February 13, 2009, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 13, 2009.

10.23	Written Agreement, effective October 21, 2010, between FNB United Corp. and the Federal Reserve Bank of Richmond, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 26, 2010.

10.24	Consent Order issued by the Comptroller of the Currency in the matter of CommunityONE Bank, National Association, and related Stipulation and Consent to the Issuance of a Consent Order, between the Comptroller of the Currency and CommunityONE Bank, National Association, each effective July 22, 2010, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 28, 2010.

10.25	Investment Agreement, dated April 26, 2011, by and between FNB United Corp. and Carlyle Financial Services Harbor, L.P., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 27, 2011.

10.26	Amendment No. 1 to Investment Agreement, dated as of June 16, 2011, by and between FNB United Corp. and Carlyle Financial Services Harbor, L.P., incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 16, 2011.

10.27	Amendment No. 2 to Investment Agreement, dated as of August 4, 2011, by and between FNB United Corp. and Carlyle Financial Services Harbor, L.P., incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 5, 2011.

10.28	Amendment No. 3 dated October 20, 2011 to Investment Agreement by and between FNB United Corp. and Carlyle Financial Services Harbor, L.P., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2011.

10.29	Investment Agreement, dated April 26, 2011, by and between FNB United Corp. and Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P., incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 27, 2011.

10.30	Amendment No. 1 to Investment Agreement, dated as of June 16, 2011, by and between FNB United Corp. and Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P., incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed June 16, 2011.

10.31	Amendment No. 2 to Investment Agreement, dated as of August 4, 2011, by and between FNB United Corp. and Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P., incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 5, 2011.

10.32	Amendment No. 3 dated October 20, 2011 to Investment Agreement by and between FNB United Corp., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III., L.P., incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2011.

10.33	Form of Amended and Restated Subscription Agreement by and between FNB United Corp. and private placement investors, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 5, 2011.

10.34	Form of Subscription Agreement (Directors and Officers) by and between FNB United Corp. and private placement investors, incorporated herein by reference to Exhibit 10.36 to the Registrant’s Form S-4 Registration Statement (File No. 333-176357) filed August 17, 2011.

10.35	Tax Benefits Preservation Plan, dated as of April 15, 2011, between FNB United Corp. and Registrar and & Transfer Company, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 21, 2011.

10.36	Amendment to Tax Benefits Preservation Plan, dated as of April 27, 2011, between FNB United Corp. and Registrar and Transfer Company, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 27, 2011.

10.37	Exchange Agreement, dated as of August 15, 2011, by and between FNB United Corp. and The United States Department of the Treasury, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 18, 2011.

10.38	Subordinated Debt Settlement and Preferred Stock Repurchase Agreement, dated as of August 1, 2011, by and between SunTrust Bank and CommunityONE Bank, N.A., incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed August 5, 2011.

10.39*	Employment Agreement by and among FNB United Corp., CommunityONE Bank, National Association and Brian E. Simpson, dated as of October 21, 2011, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 25, 2011.

10.40*	Employment Agreement by and among FNB United Corp., CommunityONE Bank, National Association and Robert L. Reid, dated as of October 21, 2011, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 25, 2011.

10.41*	Employment Agreement by and among FNB United Corp., CommunityONE Bank, National Association and David L. Nielsen, dated as of October 21, 2011, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed October 25, 2011.

21.01	Subsidiaries of the Registrant.

23.01	Consent of Independent Registered Public Accounting Firm – Dixon Hughes Goodman LLP

31.01	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01	Certification of Principal Executive Officer Pursuant to Section 111 of the Emergency Economic Stabilization Act of 2008, as amended.

99.02	Certification of Principal Financial Officer Pursuant to Section 111 of the Emergency Economic Stabilization Act of 2008, as amended.

*	Management contract, or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 30, 2012.

FNB United Corp.
(Registrant)

By:	/s/ BRIAN E. SIMPSON
Brian E. Simpson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 30, 2012.

Signature	Title

/s/ BRIAN E. SIMPSON	Chief Executive Officer
Brian E. Simpson	(Principal Executive Officer)

/s/ DAVID L. NIELSEN	Executive Vice President
David L. Nielsen	(Principal Financial and Accounting Officer)

/s/ AUSTIN A. ADAMS	Director
Austin A. Adams

/s/ JOHN J. BRESNAN	Director
John J. Bresnan

/s/ JERRY R. LICARI	Director
Jerry R. Licari

/s/ SCOTT B. KAUFFMAN	Director
Scott B. Kauffman

/s/ J. CHANDLER MARTIN	Director
J. Chandler Martin

/s/ H. RAY MCKENNEY, JR.	Director
H. Ray McKenney, Jr.

/s/ R. REYNOLDS NEELY, JR.	Director
R. Reynolds Neely, Jr.

/s/ ROBERT L. REID	Director
Robert L. Reid

/s/ LOUIS A. SCHMITT	Director
Louis A. Schmitt

/s/ BOYD C. WILSON, JR.	Director
Boyd C. Wilson, Jr.