Form 10-K/A
period 2011-12-31
FNB United Corp.
filed 2012-04-11
CIK 764811

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

FNB UNITED CORP.

EXPLANATORY NOTE

FNB United Corp. is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Form 10-K”), as filed with the Securities and Exchange Commission on March 30, 2012, solely to correct certain mathematical errors in the calculation of 2011 average balances and ratios calculated using these average balances in Item 6, “Selected Financial Data”, and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”. There was no impact on the financial statements of FNB United Corp. as a result of these changes.

The errors appear in Item 6 under the Average Balances, Performance Ratios, Asset Quality Ratios and Capital and Liquidity Ratios headings. The errors appear in Item 7 under the Executive Overview, Results of Operations, Net Interest Income (including Tables 1 and 2), and Balance Sheet Review, and the following headings of the specified tables under Asset Quality—Allowance for Loan Losses (Table 16, Asset Quality Ratios heading), and —Deposits (Table 18, Average Balances heading).

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 sets forth below the complete text of Item 6, “Selected Financial Data” and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, as amended. In addition, new Certifications of our Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act are filed as exhibits to this Amendment No 1.

This Amendment No. 1 does not include any additional changes, nor does it update any disclosures to reflect developments since the Form 10-K. In particular, any forward-looking statements included in this Amendment No. 1 represent management's view as of the filing date of the Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K.

This Amendment No. 1 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such actual results to differ materially from those set forth in these forward-looking statements are included in Part I, Item 1A, “Risk Factors” beginning on page 13 of the Form 10-K.

Item 6.	SELECTED FINANCIAL DATA

The tables below set forth selected consolidated financial data as of the dates or for the periods indicated. This data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Consolidated Financial Statements and Notes in Item 8 of this Report.

(dollars in thousands, except per share data)	As of and for the Year Ended December 31,
	2011	2010	2009	2008	2007
Income Statement Data
Net interest income	$39,555	$51,650	$60,535	$59,568	$63,602
Provision for loan losses	67,362	132,755	61,509	27,759	5,514
Noninterest income	21,970	27,622	13,442	19,039	18,359
Noninterest expense	125,040	75,679	111,615	112,212	57,217
Income/(loss) before goodwill impairment charges - from continuing operations	(131,518)	(130,421)	(50,166)	(2,137)	12,875
Income/(loss) from continuing operations, net of taxes	(131,518)	(130,421)	(102,561)	(58,137)	12,875
(Loss)/income from discontinued operations, net of taxes	(5,796)	(1,406)	865	(1,672)	(514)
Net income/(loss)	(137,314)	(131,827)	(101,696)	(59,809)	12,361
Preferred stock gain on retirement, net of accretion, and dividends	44,592	(3,294)	(2,871)	—	—
Net income/(loss) to common shareholders’	(92,722)	(135,121)	(104,567)	(59,809)	12,361

Period End Balances
Assets	$2,409,108	$1,902,369	$2,101,296	$2,044,434	$1,906,506
Loans held for sale (1)	4,529	—	4,567	5,695	5,779
Loans held for investment (2)	1,217,535	1,303,975	1,563,021	1,585,195	1,446,116
Allowance for loan losses (1)	39,360	93,687	49,229	34,720	17,381
Goodwill (1)	3,905	—	—	52,395	108,395
Deposits	2,129,111	1,696,390	1,722,128	1,514,747	1,441,042
Borrowings	123,910	218,315	261,459	365,757	231,125
Shareholders’ equity	129,015	(28,837)	98,359	147,917	216,256

Average Balances
Assets	$1,911,943	$2,036,603	$2,158,123	$2,040,204	$1,862,602
Loans held for sale (1)	12,849	2,731	8,347	5,622	3,531
Loans held for investment (2)	1,132,125	1,494,959	1,583,213	1,555,113	1,357,256
Allowance for loan losses (1)	66,285	62,670	31,927	20,493	15,882
Goodwill (1)	574	—	39,045	108,241	108,593
Deposits	1,725,512	1,725,019	1,639,830	1,483,749	1,440,604
Borrowings	190,864	226,660	334,332	322,643	188,790
Shareholders’ equity	(22,809)	68,190	172,217	215,571	212,841

Per Common Share Data
Net (loss)/income per share before goodwill impairment charges from continuing operations - basic and diluted	$(20.71)	$(1,170.48)	$(464.55)	$(18.73)	$113.72
Net (loss)/income per share after goodwill impairment charges from continuing operations - basic and diluted	(20.71)	(1,170.48)	(923.47)	(509.63)	113.72
Net (loss)/income per common share from discontinued operations - basic and diluted	(1.38)	(12.31)	7.58	(14.66)	(4.53)
Net (loss)/income per common share - basic and diluted	(22.09)	(1,182.79)	(915.89)	(524.29)	109.19
Cash dividends declared	—	—	5.00	45.00	60.00
Book value (3)	6.11	(714.72)	404.95	1,294.34	1,892.52
Tangible book value (3)	5.54	(751.24)	361.46	785.44	886.48

Performance Ratios
Return on average assets before goodwill impairment charges	(6.88)%	(6.40)%	(2.32)%	(0.10)%	0.69%
Return on average assets	(6.88)	(6.40)	(4.75)	(2.85)	0.69
Return on average tangible assets (3)	(6.92)	(6.42)	(4.85)	(3.02)	0.74
Return on average equity before goodwill impairment charges (4)	N/M	(191.26)	(29.13)	(0.99)	6.05
Return on average equity (4)	N/M	(191.26)	(59.55)	(26.97)	6.05
Return on average tangible shareholders’ equity (3)	N/M	(205.09)	(80.26)	(58.11)	13.53
Net interest margin (tax equivalent)	2.29	2.81	3.12	3.40	4.01
Dividend payout on common shares	N/M	N/M	N/M	(0.09)	0.55

Asset Quality Ratios
Allowance for loan losses to period end loans held for investment (1)	3.23%	7.18%	3.15%	2.19%	1.20%
Nonperforming loans to period end allowance for loan losses (1)	269.24	352.12	354.29	276.57	107.63
Net charge-offs (annualized) to average loans held for investment	10.75	5.92	2.97	0.67	0.28
Nonperforming assets to period end loans held for investment and foreclosed property (5)	16.29	28.70	13.12	6.45	1.50

Capital and Liquidity Ratios
Average equity to average assets	(1.19)%	3.35%	7.98%	10.57%	11.43%
Total risk-based capital	13.81	(2.56)	10.29	10.39	10.43
Tier 1 risk-based capital	11.71	(2.56)	6.86	6.94	8.03
Leverage capital	6.70	(1.86)	5.68	6.11	7.54
Average loans to average deposits	65.61	86.66	96.55	104.81	94.21
Average loans to average deposits and borrowings	59.08	76.60	80.20	86.09	83.30

(1)	Excludes discontinued operations.
(2)	Loans held for investment, net of unearned income, before allowance for loan losses. 2011 ending balance includes loans acquired from Granite.
(3)	Refer to the “Non-GAAP Measures” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(4)	Net loss to common shareholders, which excludes preferred stock dividends, divided by average realized common equity which excludes accumulated other comprehensive loss.
(5)	Nonperforming loans and nonperforming assets include loans past due 90 days or more that are still accruing interest.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements contained in this Report on Form 10-K are based on current expectations, estimates and projections about FNB’s business, management’s beliefs and assumptions made by management. These statements are not guarantees of FNB’s future performance and involve certain risks, uncertainties and assumptions (called Future Factors), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. Future factors include, without limitation:

•	changes in interest rates, spreads on earning assets and interest-bearing liabilities, the shape of the yield curve and interest rate sensitivity

•	a prolonged period of low interest rates;

•	continued and increased credit losses and material changes in the quality of our loan portfolio;

•	continued decline in the value of our OREO;

•	financial resources in the amount, at the times and on the terms required to support our future business;

•	increased competitive pressures in the banking industry or in FNB’s markets;

•	less favorable general economic conditions, either nationally or regionally; resulting in, among other things, a reduced demand for credit or other services;

•	continued deterioration in the housing markets and reduced demand for mortgages;

•	changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	the outcome of legislation and regulation affecting the financial services industry, including FNB, including the effects underway as a result of the implementation of the Dodd-Frank Act;

•	changes in accounting principles and standards;

•	adverse changes in financial performance or condition of FNB’s borrowers, which could affect repayment of such borrowers’ outstanding loans;

•	containing costs and expenses;

•	increasing price and product/service competition by competitors;

•	rapid technological development and changes;

•	the effect of any mergers, acquisitions or other transactions to which we or our subsidiary may from time to time be a party;

•	FNB’s failure of assumptions underlying the establishment of our ALL; and

•	FNB success at managing the risks involved in the foregoing,

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

During 2011, our primary goal was to secure additional equity capital, add critical management expertise, and reduce problem assets, all as part of a strategic plan to comply with the Orders. We made significant progress against these goals and are pleased to report that on October 21, 2011, we completed the following transactions as part of a recapitalization (the “Recapitalization”):

•

A capital raise of $310 million in a private placement (the “Private Placement”), at a price of $16.00 per share (taking into effect the Reverse Stock Split), with investments from (1) affiliates of each of The Carlyle Group (“Carlyle”), and Oak Hill Capital Partners (“Oak Hill Capital”) and, together with Carlyle (the “Anchor Investors”), pursuant to investment agreements with each of the Anchor Investors, and (2) various other investors, including certain of our directors and officers (“the Additional Investors”), and, together with the Anchor Investors, the Investors, pursuant to subscription agreements, with each of such Additional Investors;

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

Our net loss from continuing operations increased by 0.8% to $131.5 million in 2011, compared to a net loss of $130.4 million the previous year. The primary drivers of our results were the significant loan and OREO resolution activity during 2011 and reductions in nonperforming assets, and the impact of that activity on reduced provision for loan losses, increased OREO expenses and reduced loan income during 2011. The purchase of Granite on October 21, 2011 also contributed $3 million of net income for the 71 days we owned it. Diluted loss per common share from continuing operations declined from $1,170.48 in 2010 to $20.71 in 2011, primarily as a result of the additional 21 million common shares we issued in connection with the Recapitalization adjusted for the Reverse Stock Split, and $44.6 million of gains on the retirement of preferred stock, net of accretion and dividends.

Our principal source of revenue is net interest income and we experienced significant pressure on our net interest margin in 2011, falling from 2.81% in 2010 to 2.29% in 2011, reflecting the impact of nonperforming loans in the process of resolution, the holding of excess cash positions in low yielding accounts with the Federal Reserve, the impact of sales of investment securities in 2010 and 2011 with proceeds reinvested at lower rates, offset by continued reduction in the cost of interest bearing liabilities, primarily deposits, and the impact of the assets and liabilities acquired in the Merger.

Problem asset resolution activity was robust during 2011 as we moved aggressively to reduce problem asset levels. Including the Merger, net loan charge-offs increased to $121.7 million in 2011, compared to $88.5 million in 2010, and OREO expenses, including gains and losses on sale and write-downs, increased $36.9 million in 2011 to $51.4 million. During 2011 we foreclosed on $132.5 million of net loans and transferred them to OREO and disposed of $77.2 million in nonperforming loans and OREO through sales. As a result of these efforts, nonperforming assets decreased 44.8% to $216.4 million at December 31, 2011, from $392.3 million at the close of 2010. Excluding the impact of the OREO assets acquired in the Granite acquisition, nonperforming assets dropped 49.2%, or $193.0 million, at CommunityOne from December 31, 2010 levels. The level of nonperforming loans decreased 67.9% from 2010 to 2011, from $329.9 million or 25.3% of loans held for investment at December 31, 2010 to $106.0 million, or 8.7% of loans held for investments at December 31, 2011. With the improved asset quality profile, the provision for loan losses decreased 49.3% to $67.4 million in 2011, compared to $132.8 million in 2010. Accordingly, the ALL decreased to 3.23% of loans held for investment at December 31, 2011, a decrease from 7.18% in 2010. Excluding the loans acquired in the Merger, recorded at estimated fair value and which required no ALL at December 31, 2011, the ALL as a percentage of loans held for investment was 4.67%. Non-performing assets decreased to 9.0% of total assets in 2011 from 20.6% in 2010.

Our total assets at December 31, 2011, including discontinued operations, were $2.4 billion, up 26.6%, or $506.7 million, from December 31, 2010, primarily as a result of the Merger. Our gross loans declined significantly in 2011 as a result of payoffs, charge-offs and problem loan resolution through loan sale or foreclosure. Gross loans amounted to $1.2 billion at December 31, 2011, decreasing 6.6% from the prior year, and decreasing by 35.3% when excluding the impact of loans acquired in the Merger. As a result of the cash received as part of the Recapitalization, the problem asset resolution efforts and pay down activity in our loan portfolio, we held $553.4 million in cash, due from banks and interest bearing bank balances, primarily being held as excess cash at the Federal Reserve, at December 31, 2011, a 245% increase from 2010. Subsequent to the Recapitalization, we have worked to reduce our excess liquidity position by reducing non-core liabilities, including the repayment of $86 million in short term Federal Home Loan Bank (“FHLB”) advances, and the managed attrition of some single product and public funds CD deposits. Excluding the impact of the Merger, total deposits were reduced 15.1% from 2010, and including the Merger, total deposits increased $432.7 million, or 25.5% to $2.1 billion in 2011 from the prior year.

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

To achieve our goal of integrating CommunityOne and Granite flawlessly, we are well into the planning stages of merging the two institutions by late summer, subject to obtaining required regulatory approvals to do so. Merging the institutions in a flawless manner will minimize disruption to our customer base and aid in the achievement of our merger integration goals.

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

Return on average assets was (6.88)% in 2011, compared to (6.40) % in 2010 and (4.75)% in 2009. In 2011, return on average tangible assets (calculated by deducting average goodwill and core deposit premiums from average assets) amounted to (6.92)% compared to (6.42)% in 2010 and (4.85)% in 2009.

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

Table 1

Average Balance Sheet and Net Interest/Dividend Income Analysis

Fully Taxable Equivalent Basis

	Year Ended December 31,
	2011			2010			2009
(dollars in thousands)	Average Balance (3)	Income / Expense	Average Yield / Rate	Average Balance (3)	Income / Expense	Average Yield / Rate	Average Balance (3)	Income / Expense	Average Yield / Rate
Interest earning assets:
Loans (1)(2)	$1,137,817	$52,876	4.65%	$1,497,690	$68,569	4.58%	$1,591,560	$82,914	5.21%
Taxable investment securities	339,754	9,484	2.79	255,629	11,976	4.68	281,047	16,256	5.78
Tax-exempt investment securities (1)	5,150	346	6.72	33,169	1,551	4.68	49,884	2,256	4.52
Overnight Federal funds sold	—	—	—	1,585	3	0.19	10,851	21	0.19
Other earning assets	257,524	820	0.32	48,702	500	1.03	19,326	377	1.95
Assets of discontinued operations	7,157	67	0.94	33,614	552	1.64	48,660	1,661	3.41

Total earning assets	1,747,402	63,593	3.64	1,870,389	83,151	4.45	2,001,328	103,485	5.17

Non-earning assets:
Cash and due from banks	25,570			64,686			26,381
Goodwill and core deposit premium	5,263			4,598			44,438
Other assets, net	132,503			93,084			83,095
Assets of discontinued operations	1,205			3,846			2,881

Total assets	$1,911,943			$2,036,603			$2,158,123

Interest-bearing liabilities:
Interest-bearing demand deposits	$246,989	$1,759	0.71%	$228,054	$2,277	1.00%	$198,343	$2,250	1.13%
Savings deposits	49,628	122	0.25	43,224	112	0.26	40,301	106	0.26
Money market deposits	315,203	2,114	0.67	321,180	3,129	0.97	308,690	4,381	1.42
Time deposits	942,259	15,684	1.66	974,192	19,393	1.99	940,138	25,753	2.74
Retail repurchase agreements	8,973	52	0.58	13,355	98	0.73	18,737	127	0.68
Federal Home Loan Bank advances	122,388	2,547	2.08	140,078	3,517	2.51	185,284	5,795	3.13
Federal funds purchased	—	—	—	1,537	4	0.26	58,609	156	0.27
Other borrowed funds	59,503	1,298	2.18	71,690	2,105	2.94	71,702	2,407	3.36

Total interest-bearing liabilities	1,744,943	23,576	1.35	1,793,310	30,635	1.71	1,821,804	40,975	2.25

Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	171,433			158,369			152,358
Other liabilities	14,980			15,852			10,028
Shareholders’ equity/(deficit)	(22,809)			68,190			172,217
Liabilities of discontinued operations	3,396			882			1,716

Total liabilities and equity	$1,911,943			$2,036,603			$2,158,123

Net interest income and net yield on earning assets (4)		$40,017	2.29%		$52,516	2.81%		$62,510	3.12%

Interest rate spread (5)			2.29%			2.74%			2.92%

(1)	The fully tax equivalent basis is computed using a federal tax rate of 35%.
(2)	Average loan balances include nonaccruing loans and loans held for sale.
(3)	Average balances include market adjustments to fair value for securities and loans held for sale.
(4)	Net yield on earning assets is computed by dividing net interest income by average earning assets.
(5)	Earning asset yield minus interest bearing liabilities rate.

Net interest income was $39.6 million in 2011, compared to $51.7 million in 2010. This decrease of $12.1 million, or 23.4%, resulted primarily from a 6.6% decrease in the level of average earning assets and by a decline in the net yield on earning assets, or net interest margin, from 2.81% in 2010 to 2.29% in 2011. Primary drivers of this 52 basis point decrease in net interest margin in 2011 were the impact of nonperforming loans and lower interest rates on loan renewals during 2011 on loan portfolio yields, a decrease in average investment portfolio yields as a result of lower reinvestment yields following significant portfolio sales in 2010 and 2011, and an increase in other earning assets resulting primarily from the Recapitalization and the Merger which were invested primarily at the Federal Reserve at a low average yield. In 2010, the decrease in net interest income of $9.9 million, or 14.7%, resulted primarily from a 6.5% decrease in the level of average earning assets accompanied by a decline in the net yield on earning assets, or net interest margin, from 3.12% in 2009 to 2.81% in 2010. On a taxable equivalent basis, the changes in net interest income were a $12.5 million decrease in 2011 and a decrease of $10.0 million for 2010, reflecting changes in the relative mix of taxable and non-taxable earning assets in each year.

In 2011, the net interest spread decreased by 45 basis points from 2.74% in 2010, to 2.29% in 2011, reflecting the net effect of decreases in both the average total yield on earning assets and the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets decreased by 81 basis points, from 4.45% in 2010 to 3.64% in 2011, offset by a decrease in the cost of funds of 36 basis points, from 1.71% to 1.35%. In 2010, the 18 basis point decrease in net interest spread resulted from a 72 basis points decrease in the yield on earning assets, which was partially offset by a 54 basis points decrease in the cost of funds.

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

Table 2

Volume and Rate Variance Analysis

(dollars in thousands)	2011 vs 2010			2010 vs 2009
	Volume Variance	Rate Variance	Total Variance	Volume Variance	Rate Variance	Total Variance
Interest income:
Loans, net	$(16,476)	$783	$(15,693)	$(4,890)	$(9,455)	$(14,345)
Taxable investment securities	3,941	(6,433)	(2,492)	(1,470)	(2,810)	(4,280)
Tax exempt investment securities	(1,310)	105	(1,205)	(756)	51	(705)
Overnight Federal funds sold	(3)	—	(3)	(18)	—	(18)
Other earning assets	2,144	(1,824)	320	573	(450)	123
Assets of discontinued operations	(434)	(51)	(485)	(514)	(595)	(1,109)

Total interest income	(12,138)	(7,420)	(19,558)	(7,075)	(13,259)	(20,334)

Interest expense:
Interest-bearing demand deposits	189	(707)	(518)	337	(310)	27
Savings deposits	17	(7)	10	8	(2)	6
Money market deposits	(58)	(957)	(1,015)	177	(1,429)	(1,252)
Time deposits	(636)	(3,073)	(3,709)	933	(7,293)	(6,360)
Retail repurchase agreements	(32)	(14)	(46)	(36)	7	(29)
Federal Home Loan Bank advances	(444)	(526)	(970)	(1,414)	(864)	(2,278)
Federal funds purchased	(4)	—	(4)	(152)	—	(152)
Other borrowed funds	(358)	(449)	(807)	—	(302)	(302)

Total interest expense	(1,326)	(5,733)	(7,059)	(147)	(10,193)	(10,340)

Increase (decrease) in net interest income	$(10,812)	$(1,687)	$(12,499)	$(6,928)	$(3,066)	$(9,994)

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

Table 6

Interest Rate Sensitivity Analysis

	December 31, 2011
(dollars in thousands)	Rate Maturity
	1-90 Days	91-180 Days	181-365 Days	Beyond One Year	Total
Earning Assets
Investment securities (1)	$85,941	$36,155	$36,993	$271,747	$430,836
Loans	642,448	79,592	168,602	326,893	1,217,535
Loans held for sale	4,529	—	—	—	4,529
Interest-bearing bank balances	517,643	—	—	—	517,643
Other earning assets	10,735	1,169	—	—	11,904

Total interest-earning assets	1,261,296	116,916	205,595	598,640	2,182,447

Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	349,802	—	—	—	349,802
Savings deposits	68,236	—	—	—	68,236
Money market deposits	431,790	—	—	—	431,790
Time deposits of $100,000 or more	74,612	85,831	158,199	185,294	503,936
Other time deposits	110,844	118,922	161,746	149,162	540,674
Retail repurchase agreements	8,838	—	—	—	8,838
Federal Home Loan Bank advances	—	—	—	58,370	58,370
Trust preferred securities	—	—	—	56,702	56,702

Total interest-bearing liabilities	1,044,122	204,753	319,945	449,528	2,018,348

Interest Sensitivity Gap	$217,174	$(87,837)	$(114,350)	$149,112	$164,099

Cumulative gap	$217,174	$129,337	$14,987	$164,099	$164,099
Ratio of interest-sensitive assets to interest-sensitive liabilities	121%	57%	64%	133%	108%

(1)	Securities are based on amortized cost.

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

The requirements also define the weights assigned to assets and off balance sheet items to determine the risk weighted asset components of the risk-based capital rules. Total capital, for risk-based purposes, consists of the sum of Tier 1 and Tier 2 capital. The federal banking agencies also generally require a leverage capital ratio of at least 4% (except for those institutions with the highest regulatory ratings and not experiencing significant growth or expansion). The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. Under the CommunityOne Order with the

OCC, CommunityOne is required to maintain a leverage capital ratio of 9% and a total risk based capital ratio of 12%. Under the Granite Order with the FDIC and NCCOB, Granite is required to maintain a leverage capital ratio of 8% and a total risk based ratio of 12%. At December 31, 2011, FNB had a total risk-based capital ratio of 13.81% and a Tier 1 risk-based capital ratio of 11.78%. CommunityOne and Granite had a total risk-based capital ratio of 14.52% and 12.00%, respectively, and a Tier 1 risk-based capital ratio of 13.23% and 12.00%, respectively. FNB had a leverage capital ratio of 6.75% at December 31, 2011, and each of CommunityOne and Granite had leverage capital ratios of 7.39% and 7.18%, respectively. As of December 31, 2011, neither CommunityOne nor Granite was in compliance with the leverage capital requirement of its respective Order.

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

Balance Sheet Review

Total assets, including discontinued operations, increased $506.7 million, or 26.6%, in 2011 primarily as a result of the Merger and decreased $198.9 million, or 10%, in 2010. The level of total assets was also affected in 2011 by a decrease of $86.4 million of loans held for investment as a result of payoffs, charge-offs and problem loan resolution through loan sale or foreclosure, offset by loans acquired in the Merger. Average assets decreased by 6.5% in 2011 compared to a decrease of 5.6% in 2010. Deposits increased $432.7 million, or 26%, to $2.1 billion in 2011 and decreased $25.7 million, or 2% in 2010. The net increase in deposits was primarily as a result of the Merger, offset by a reduction in public funds and higher rate certificates of deposit. The increases in total assets and total deposits in 2011 were primarily the result of the Merger. Average deposits declined by 2.7% in 2011 compared to an increase of 5.2% in 2010. In addition, FNB recorded $91.8 million in deferred tax assets and $90.9 million in a corresponding deferred tax valuation allowance for 2011 of which $37.5 million and $36.1 million, respectively, were recorded as a result of the Merger.

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

Loans

Our primary source of revenue and largest component of earning assets is the loan portfolio. In 2011, loans, excluding loans held for sale, decreased $86.4 million, or 6.6%, due to continued payoffs, charge-offs and problem loan resolution through loan sale or foreclosure, weakness in general economic conditions and our uncertain financial condition prior to the Recapitalization and Merger, offset by loans acquired in the Merger. In 2010, total loans decreased $317.3 million, or 20.0%, due to reduction in loan demand stemming from ongoing uncertainty in the general economy and the market and payoffs, charge-offs and problem loan resolution through foreclosure.

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

In August 2011, an external loan review of the loan portfolio (as of May 31, 2011) was conducted, covering 33% of the total outstanding portfolio balance. The external loan review resulted in 0.2% of loans reviewed being downgraded from pass to non-pass. All risk downgrades identified during this review were included as factors in the computation of the ALL as of September 30, 2011. At December 31, 2011, FNB had an ALL of $39.4 million or 3.23% of loans held for investment, and 4.67% excluding loans acquired in the Merger at estimated fair value and for which no ALL was required at December 31, 2011. As a result of robust non-performing asset resolution activity, non-performing assets decreased to 9.0% of total assets in 2011 from 20.6% in 2010.

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

The following table presents the level, composition and the reserves associated with those loan balances:

Table 13

Impaired Loans

	December 31, 2011		December 31, 2010
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, held for sale	$4,529	$—	$—	$—
Impaired loans, not individually reviewed for impairment	5,127	—	717	—
Impaired loans, individually reviewed, with no impairment	53,885	—	132,435	—
Impaired loans, individually reviewed, with impairment	42,356	11,090	208,040	70,888

Total impaired loans *	$105,897	$11,090	$341,192	$70,888

Average impaired loans calculated using a simple average	$212,849		$355,131

*	Included at December 31, 2011 and December 31,2010 were $2.9 million and $6.5 million, respectively, in restructured and performing loans.

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

Table 16 presents an analysis of the changes in the ALL and of the level of nonperforming assets for each of the last five years as of December 31.

Table 16

Summary of Allowance for Loan Losses

(dollars in thousands)	2011	2010	2009	2008	2007
Balance, beginning of year	$93,687	$49,461	$34,720	$17,381	$15,943
Chargeoffs:
Commercial and agricultural	10,832	9,832	3,417	6,479	1,262
Real estate - construction	65,526	53,374	32,737	2,000	459
Real estate - mortgage	48,382	24,478	9,789	414	941
Consumer	3,684	3,566	3,442	3,532	2,831

Total chargeoffs	128,424	91,250	49,385	12,425	5,493

Recoveries:
Commercial and agricultural	855	585	70	292	415
Real estate - construction	2,637	52	544	—	42
Real estate - mortgage	1,722	449	264	197	171
Consumer	1,521	1,635	1,507	1,516	1,091

Total recoveries	6,735	2,721	2,385	2,005	1,719

Net chargeoffs	121,689	88,529	47,000	10,420	3,774
Provision charged to operations	67,362	132,755	61,509	27,759	5,514
Allowance adjustment for loans sold	—	—	—	—	(302)
Discontinued operations	—	—	232	—	—

Balance, end of year	$39,360	$93,687	$49,461	$34,720	$17,381

Nonperforming assets:
Nonaccrual loans	$102,973	$325,068	$167,506	$95,173	$16,022
Past due 90 days or more and still accruing interest	3,000	4,818	6,908	853	2,686

Total nonperforming loans	105,973	329,886	174,414	96,026	18,708
Other real estate owned	110,009	62,058	35,170	6,509	2,862
Foreclosed assets	377	138	68	92	181
Discontinued operations	—	168	—	—	—

Total nonperforming assets	$216,359	$392,250	$209,652	$102,627	$21,751

Asset quality ratios:
Net loan chargeoffs to average loans	10.75%	5.92%	2.97%	0.67%	0.28%
Net loan chargeoffs to allowance for loan losses	309.17	94.49	95.02	30.01	21.71
Allowance for loan losses to loans held for investment	3.23	7.18	3.15	2.19	1.20
Total nonperforming loans to loans held for investment	8.70	25.30	11.16	6.06	1.29

Information about management’s allocation of the ALL by loan category is presented in the following table.

Table 17

Allocations of Allowance for Loan Losses

(dollars in thousands)	December 31,
	2011	2010	2009	2008	2007
Commercial and agricultural	$5,776	$11,144	$3,543	$4,146	$2,777
Real estate - construction	11,995	46,792	23,932	15,238	5,254
Real estate - mortgage	19,948	34,593	21,040	8,853	6,599
Consumer	1,641	1,133	627	3,474	2,751
Unallocated	—	25	319	3,009	—

Total allowance for loan losses	$39,360	$93,687	$49,461	$34,720	$17,381

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

Table 18 shows the year-end and average deposit balances for the years 2011 and 2010 and the changes in 2011 and 2010.

Table 18

Analysis of Deposits

	2011			2010
(dollars in thousands)		Change from Prior Year			Change from Prior Year
	Balance	Amount	%	Balance	Amount	%
Year End Balances
Interest-bearing deposits:
Demand deposits	$349,802	$119,718	52.0	$230,084	$3,388	1.5
Savings deposits	68,236	24,512	56.1	43,724	3,001	7.4
Money market deposits	431,790	119,783	38.4	312,007	(14,951)	(4.6)

Total	849,828	264,013	45.1	585,815	(8,562)	(1.4)
Time deposits	1,044,610	82,968	8.6	961,642	(13,587)	(1.4)

Total interest-bearing deposits	1,894,438	346,981	22.4	1,547,457	(22,149)	(1.4)
Noninterest-bearing demand deposits	234,673	85,740	57.6	148,933	(3,589)	(2.4)

Total deposits	$2,129,111	$432,721	25.5	$1,696,390	$(25,738)	(1.5)

Average Balances
Interest-bearing deposits:
Demand deposits	$246,989	$18,935	8.3	$228,054	$29,711	15.0
Savings deposits	49,628	6,404	14.8	43,224	2,923	7.3
Money market deposits	315,203	(5,977)	(1.9)	321,180	12,490	4.0

Total	611,820	19,362	3.3	592,458	45,124	8.2
Time deposits	942,259	(31,933)	(3.3)	974,192	34,054	3.6

Total interest-bearing deposits	1,554,079	(12,571)	(0.8)	1,566,650	79,178	5.3
Noninterest-bearing demand deposits	171,433	13,064	8.2	158,369	6,011	3.9

Total deposits	$1,725,512	$493	0.0	$1,725,019	$85,189	5.2

Table 19 shows short-term borrowings for the years ended 2011 and 2010.

Table 19

Short-term Borrowings

(dollars in thousands)	2011		2010		2009
	Retail Repurchase Agreements	Federal Funds Purchased	Retail Repurchase Agreements	Federal Funds Purchased	Retail Repurchase Agreements	Federal Funds Purchased
Balance at December 31	$8,838	$—	$9,628	$—	$13,592	$10,000
Average balance during the year	8,973	—	13,355	1,537	18,737	58,609
Maximum month end balance	10,917	—	16,424	15,000	22,693	90,000
Weighted average interest rate:
At December 31	0.42%	—%	0.78%	—%	0.70%	0.25%
During the year	0.58	—	0.73	0.26	0.68	0.27

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

The Merger was considered a change in control for Granite Corp under Internal Revenue Code Section 382 and the Regulations, thereunder. Accordingly, we are required to evaluate potential limitation or deferral of its ability to carryforward pre-acquisition net operating losses and to determine the amount of net unrealized built-in losses (“NUBIL”), which may be subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, NUBIL realized within 5 years of the change in control are subject to potential limitation, which for us is October 20, 2016. Through that date, we will continue to analyze our ability to utilize such losses to offset anticipated future taxable income, however, this estimate will not be known until the five-year recognition period expires. Losses limited under these provisions are generally limited to a carryforward period of 20 years, subject to the annual limitation and expire if not used by the end of that period. As of December 31, 2011, total deferred tax assets attributable to Granite Corp. and subsidiaries were approximately $40.8 million which is offset by a valuation allowance of $39.0 million. We anticipate that some of these benefits from the net operating losses and built-in losses will not ultimately be realized; however, that amount is subject to continuing analysis and has not yet been determined.

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

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Amendment No. 1.

Exhibit No.	Description of Exhibit
31.01	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of April 11, 2012.

FNB United Corp.
(Registrant)

By:	/s/ David L. Nielsen
David L. Nielsen
Chief Financial Officer