Form 10-Q
period 2012-03-31
FNB United Corp.
filed 2012-05-15
CIK 764811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012	Commission File Number 0-13823

FNB UNITED CORP.
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1456589
(State of Incorporation)	(I.R.S. Employer Identification No.)
150 South Fayetteville Street
Asheboro, North Carolina	27203
(Address of principal executive offices)	(Zip Code)

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

As of May 11, 2012 (the most recent practicable date), the Registrant had outstanding approximately 21,102,082 shares of Common Stock.

FNB United Corp. and Subsidiaries
Report on Form 10-Q
March 31, 2012

i

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
FNB United Corp. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)	March 31, 2012	December 31, 2011
Assets
Cash and due from banks	$31,983	$35,773
Interest-bearing bank balances	436,566	517,643
Investment securities:
Available-for-sale, at estimated fair value (amortized cost of $472,242 in 2012 and $430,836 in 2011)	473,916	431,306
Loans held for sale	3,938	4,529
Loans held for investment	1,245,759	1,217,535
Less: Allowance for loan losses	(39,795)	(39,360)
Net loans held for investment	1,205,964	1,178,175
Premises and equipment, net	53,313	53,763
Other real estate owned	104,193	110,009
Core deposit premiums	7,825	8,177
Goodwill	4,205	3,905
Bank-owned life insurance	37,842	37,515
Other assets	28,201	28,068
Assets from discontinued operations	—	245
Total Assets	$2,387,946	$2,409,108
Liabilities
Deposits:
Noninterest-bearing demand deposits	$256,445	$234,673
Interest-bearing deposits:
Demand, savings and money market deposits	874,696	849,828
Time deposits of $100,000 or more	375,117	394,431
Other time deposits	613,823	650,179
Total deposits	2,120,081	2,129,111
Retail repurchase agreements	8,338	8,838
Federal Home Loan Bank advances	58,360	58,370
Junior subordinated debentures	56,702	56,702
Other liabilities	26,491	25,980
Liabilities from discontinued operations	—	1,092
Total Liabilities	2,269,972	2,280,093
Shareholders' Equity
Common stock, no par value; authorized 2,500,000,000 shares, issued 21,102,082 shares in 2012 and 21,102,668 shares in 2011	454,254	455,166
Accumulated deficit	(333,041)	(322,182)
Accumulated other comprehensive loss	(3,239)	(3,969)
Total Shareholders' Equity	117,974	129,015
Total Liabilities and Shareholders' Equity	$2,387,946	$2,409,108
See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries
Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share data)	Three Months Ended March 31,
	2012	2011
Interest Income
Interest and fees on loans	$16,959	$13,061
Interest and dividends on investment securities:
Taxable income	2,684	2,080
Non-taxable income	—	163
Other interest income	350	165
Total interest income	19,993	15,469
Interest Expense
Deposits	4,223	5,168
Retail repurchase agreements	8	18
Federal Home Loan Bank advances	279	698
Other borrowed funds	303	378
Total interest expense	4,813	6,262
Net Interest Income before Provision for Loan Losses	15,180	9,207
Provision for loan losses	3,067	20,183
Net Interest Income/(Loss) after Provision for Loan Losses	12,113	(10,976)
Noninterest Income
Service charges on deposit accounts	1,960	1,445
Mortgage loan income	36	121
Cardholder and merchant services income	997	766
Trust and investment services	202	401
Bank owned life insurance	306	400
Other service charges, commissions and fees	254	252
Securities (loss)/gains, net	(46)	13
Gain on fair value swap	—	92
Other income	117	207
Total noninterest income	3,826	3,697
Noninterest Expense
Personnel expense	9,987	6,494
Net occupancy expense	1,553	1,186
Furniture, equipment and data processing expense	1,976	1,607
Professional fees	1,264	1,239
Stationery, printing and supplies	141	120
Advertising and marketing	129	140
Other real estate owned expense	5,519	16,186
Credit/debit card expense	410	392
FDIC insurance	598	1,863
Loan collection expense	746	1,000
Merger-related expense	2,258	—
Core deposit intangible amortization	352	199
Other expense	1,915	2,438
Total noninterest expense	26,848	32,864
Loss from continuing operations, before income taxes	(10,909)	(40,143)
Income tax benefit - continuing operations	(77)	(128)
Loss from continuing operations, net of tax	(10,832)	(40,015)
Loss from discontinued operations, net of tax	(27)	(3,693)
Net loss	(10,859)	(43,708)
Dividends on preferred stock	—	(1,020)
Net loss to common shareholders	$(10,859)	$(44,728)

Weighted average number of common shares outstanding - basic and diluted	21,102,465	114,247
Net loss per common share from continuing operations - basic and diluted	$(0.51)	$(359.18)
Net loss per common share from discontinued operations - basic and diluted	—	(32.32)
Net loss per common share - basic and diluted	(0.51)	(391.50)

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries
Consolidated Statements of Comprehensive Loss (unaudited)

(dollars in thousands)	Three Months Ended March 31,
	2012	2011
Net loss	$(10,859)	$(43,708)
Other comprehensive income/(loss):
Unrealized holdings gains/(loss) arising during the period on available-for-sale securities	1,158	(261)
Tax effect	(456)	103
Unrealized holdings gains/(loss) arising during the period on available-for-sale securities, net of tax	702	(158)
Reclassification adjustment for loss/(gains) on available-for-sale securities included in net income	46	(13)
Tax effect	(18)	5
Reclassification adjustment for loss/(gains) on available-for-sale securities included in net income, net of tax	28	(8)
Other comprehensive income/(loss), net of tax:	730	(166)
Comprehensive loss	$(10,129)	$(43,874)

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)
For Three Months Ended March 31, 2012 and 2011

						Retained	Accumulated
(dollars in thousands, except share and per share data)					Common	Earnings/	Other
	Preferred Stock		Common Stock		Stock	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Warrant	Deficit)	Loss	Total
Balance, December 31, 2010	7,551,500	$56,424	114,246	$143,634	$3,891	$(229,095)	$(3,691)	$(28,837)
Comprehensive loss:
Net loss	—	—	—	—	—	(43,708)	—	(43,708)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(166)	(166)
Total comprehensive loss								(43,874)
Issuance of preferred stock, series A	5,000,000	5,000	—	—	—	—	—	5,000
Accretion of discount on preferred stock	—	187	—	—	—	(187)	—	—
Stock options:
Compensation expense recognized	—	—	1	7	—	—	—	7
Balance, March 31, 2011	12,551,500	$61,611	114,247	$143,641	$3,891	$(272,990)	$(3,857)	$(67,704)
Balance, December 31, 2011	—	$—	21,102,668	$455,166	$—	$(322,182)	$(3,969)	$129,015
Comprehensive loss:
Net loss	—	—	—	—	—	(10,859)	—	(10,859)
Other comprehensive income, net of tax	—	—	—	—	—	—	730	730
Total comprehensive loss								(10,129)
Stock options:
Compensation expense recognized	—	—	—	1	—	—	—	1
Expense related to 2011 issuance of common stock	—	—	—	(913)	—	—	—	(913)
Return of common stock not received for fractional shares rounding purposes in the 1:100 reverse stock split	—	—	(586)	—	—	—	—	—
Balance, March 31, 2012	—	$—	21,102,082	$454,254	$—	$(333,041)	$(3,239)	$117,974

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)	Three Months Ended March 31,
	2012	2011
Operating Activities
Net loss	$(10,859)	$(43,708)
Net loss from discontinued operations	(27)	(3,693)
Net loss from continuing operations	(10,832)	(40,015)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization of premises and equipment	981	812
Provision for loan losses	3,067	20,183
Deferred income taxes	(77)	(392)
Premium on purchased loans and deferred loan fees and costs, net	(2,270)	(156)
Premium amortization and discount accretion of investment securities, net	666	1,015
Net loss/(gain) on sale of investment securities	46	(13)
Amortization of core deposit premiums	352	199
Net accretion of purchase accounting adjustments	(2,592)	—
Stock compensation expense	1	7
Increase in cash surrender value of bank-owned life insurance, net	(327)	(262)
Mortgage servicing rights amortization and impairment	—	117
Adjustment to goodwill from valuation adjustment on acquired OREO	(300)	—
Net loss on sales and write-downs of other real estate owned	3,877	14,296
Changes in assets and liabilities:
(Increase)/decrease in accrued interest receivable and other assets	(532)	10,129
Increase in accrued interest payable and other liabilities	511	1,925
Net cash (used in)/provided by operating activities of continuing operations	(7,429)	7,845
Net effect of discontinued operations	(873)	24,501
Net cash (used in)/provided by operating activities	(8,302)	32,346
Investing Activities
Available-for-sale securities:
Proceeds from sales	10,760	—
Proceeds from maturities, calls and principal repayments	21,021	12,863
Purchases	(73,010)	(75,083)
Net (increase)/decrease in loans held for investment	(35,603)	48,818
Proceeds from sales of other real estate owned	10,874	1,718
Purchases of premises and equipment	(558)	(32)
Expenses paid in 2012 related to 2011 capital raise	(913)	—
Net cash used in investing activities of continuing operations	(67,429)	(11,716)
Net effect of discontinued operations	—	(60)
Net cash used in investing activities	(67,429)	(11,776)
Financing Activities
Net decrease in deposits	(8,626)	(34,418)
(Decrease)/increase in retail repurchase agreements	(500)	923
Decrease in Federal Home Loan Bank advances	(10)	(10)
Net cash used in financing activities of continuing operations	(9,136)	(33,505)
Net effect of discontinued operations	—	—
Net cash used in financing activities	(9,136)	(33,505)
Net Decrease in Cash and Cash Equivalents	(84,867)	(12,935)
Cash and Cash Equivalents at Beginning of Period	553,416	160,594
Cash and Cash Equivalents at End of Period	$468,549	$147,659

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$5,099	$5,972
Noncash transactions:
Foreclosed loans transferred to other real estate owned	8,935	21,287
Transfer of loans from held for investment to held for sale	600	—
Unrealized securities gains/(losses), net of income taxes	730	(166)
Conversion of subordinated debt to preferred stock	—	(5,000)
Issuance of preferred stock in subordinated debt conversion	—	5,000
See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation
Nature of Operations
FNB United Corp. ("FNB"), we or us (which also refers to FNB and our subsidiaries on a consolidated basis), was incorporated under the laws of the State of North Carolina in 1984. We are a bank holding company with two bank subsidiaries: CommunityOne Bank, N.A. (“CommunityOne”), a national banking association headquartered in Asheboro, North Carolina and, through Bank of Granite Corporation (“Granite Corp.”), Bank of Granite (“Granite”), a state chartered bank headquartered in Granite Falls, North Carolina.
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
CommunityOne owns three subsidiaries: Dover Mortgage Company, (“Dover”); First National Investor Services, Inc.; and Premier Investment Services, Inc., (“Premier”). Dover previously engaged in the business of originating, underwriting and closing mortgage loans for sale in the secondary market. Dover ceased operations in the first quarter of 2011 and filed for Chapter 11 bankruptcy on February 15, 2012. First National Investor Services, Inc. holds deeds of trust for CommunityOne. Premier is inactive. Through Granite Corp., we also own Granite Mortgage, Inc., which ceased mortgage operations in 2009 and filed for Chapter 11 bankruptcy on February 15, 2012. FNB also owns FNB United Statutory Trust I, FNB United Statutory Trust II, and Catawba Valley Capital Trust II, which were formed to facilitate the issuance of trust preferred securities.
On October 21, 2011, as part of the recapitalization of FNB, FNB acquired Granite Corp., through the merger of a wholly owned subsidiary of FNB merging into Granite Corp (the "Merger"). The Merger was part of FNB's recapitalization strategy.
General
The accompanying consolidated financial statements, prepared without audit, include the accounts of FNB and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Descriptions of the organization and business of FNB, accounting policies followed by FNB and other relevant information are contained in FNB's Annual Report on Form 10-K for the year ended December 31, 2011, as amended by its Amendment No. 1 (the "Form 10-K"), including the notes to the consolidated financial statements filed as part of that report. This quarterly report should be read in conjunction with the Form 10-K.
In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of FNB as of March 31, 2012 and December 31, 2011, and the results of its operations and cash flows for the three months ended March 31, 2012 and 2011, respectively.
All financial information is reported on a continuing operations basis, unless otherwise noted. See Note 2 to the consolidated financial statements for a discussion regarding discontinued operations and certain assets and liabilities at March 31, 2012 and December 31, 2011.
Use of Estimates
We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowances for loan losses (“ALL”), the carrying value of other real estate owned (“OREO”), the carrying value of intangible assets, the fair value of net assets acquired in the Bank of Granite Merger and the realization of deferred tax assets.
Reclassification
Certain reclassifications have been made to the prior period consolidated financial statements to place them on a comparable basis with the current period consolidated financial statements. These reclassifications have no effect on net income or shareholders' equity as previously reported.
During the first quarter of 2012, FNB implemented a purchased loan accounting system and finalized its methodology to allocate the fair value of acquired loans in pools to individual loans for purposes of several of the loan disclosure tables in Notes 5 and 6 to the consolidated financial statements. In order to present these tables for prior periods on a comparable basis to current period tables in these consolidated financial statements, we have reclassified certain amounts as of December 31, 2011 in the tables between loan portfolio segments and classes, between performing and impaired acquired loans, and between risk grade categories. These reclassifications have no effect on net income, the loan fair value mark, total loans or shareholders' equity as of or for the period ended December 31, 2011.
Subsequent Events
Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date of this filing and has concluded that no subsequent events have occurred requiring accrual or disclosure in addition to that included herein. See Note 11 for additional information concerning subsequent events.
Recent Accounting Pronouncements
Disclosures about Fair Value - Accounting Standards Update ("ASU") 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the Accounting Standards Codification ("ASC") by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendment was effective for FNB on January 1, 2012, and the related disclosures are presented in Note 10.
Comprehensive Income - The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in shareholders' equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments were to become applicable to FNB on January 1, 2012 and were to be applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements. The remaining provisions of this update took effect for FNB on January 1, 2012.
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
In September 2011, the Intangibles topic was again amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. These amendments took effect for FNB on January 1, 2012, and did not have a material effect on the financial statements.
2. Discontinued Operations
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
Through Granite Corp., we also own Granite Mortgage, Inc., which ceased mortgage operations in 2009 and filed for Chapter 11 bankruptcy on February 15, 2012 in the United States Bankruptcy Court for the Western District of North Carolina. All of the assets and liabilities of Granite Mortgage, Inc. were written off at that time.
The results of operations of a component of an entity that has been disposed of shall be reported in discontinued operations if both the operations and cash flows of the component have been, or will be, eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. As a result, the Consolidated Balance Sheets, Statements of Operations and Statement of Cash Flows for all periods reflect retrospective application of both Dover and Granite Mortgage's classification as a discontinued operation.
Assets and liabilities of discontinued operations at the dates indicated were as follows:

(dollars in thousands)	March 31, 2012	December 31, 2011
Assets
Loans held for sale	$—	$233
Premises and equipment, net	—	5
Other real estate owned	—	—
Other assets	—	7
Assets of discontinued operations	$—	$245
Liabilities
Other liabilities	$—	$1,092
Liabilities of discontinued operations	$—	$1,092
Net loss from discontinued operations, net of tax, at the dates indicated were as follows:

(dollars in thousands)	Three Months Ended March 31,
	2012	2011
Interest Income
Interest and fees on loans	$—	$43
Total interest income	—	43
Interest Expense
Other borrowed funds	—	—
Total interest expense	—	—
Net Interest Income before Provision for Loan Losses	—	43
Provision for loan losses	—	—
Net Interest Income after Provision for Loan Losses	—	43
Noninterest Income
Mortgage loan loss	—	(52)
Other service charges, commissions and fees, net	—	(122)
Other income	—	10
Total noninterest loss	—	(164)
Noninterest Expense
Personnel expense	1	953
Net occupancy expense	1	69
Furniture, equipment and data processing expense	—	77
Professional fees	25	98
Stationery, printing and supplies	—	4
Advertising and marketing	—	34
Other real estate owned expense	—	122
Provision for recourse loans	—	2,178
Other expense	—	37
Total noninterest expense	27	3,572
Loss before income taxes	(27)	(3,693)
Income tax (benefit)/expense	—	—
Net loss from discontinued operations, net of tax	$(27)	$(3,693)
All financial information in the consolidated financial statements and notes to the consolidated financial statements reflects continuing operations, unless otherwise noted.

3. Goodwill and Other Intangible Assets
We have accounted for the Merger as a business combination under the acquisition method of accounting. As a result, we have recognized in our financial statements the identifiable net assets acquired and an amount of goodwill (representing the difference between the purchase price and the identifiable net assets). During the measurement period following a business combination, the amount of identifiable net assets recognized is subject to further adjustment to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Generally accepted accounting principles (“GAAP”) require that the measurement period cannot exceed one year from the acquisition date.
During the period ending March 31, 2012, we recognized $0.3 million in additional goodwill from the Merger. This additional amount was due to new valuations received on OREO acquired in the Merger, which were written down to our best estimate of fair value.
Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead tested for impairment no less than annually. Impairment exists when the carrying value of goodwill exceeds its implied fair value. An impairment loss would be recognized in an amount equal to that excess and would be included in noninterest expense in the Consolidated Statements of Operations. None of the goodwill recognized in the Merger is expected to be deductible for income tax purposes.
Our intangible assets with definite lives are core deposit premiums ("CDP"). This intangible asset is amortized over its useful life to its estimated residual value and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits.
For intangible assets related to business combinations, the following table presents the changes in CDP and the related accumulated amortization for the periods indicated:

	For Three Months Ended
(dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Gross amount of core deposit premium (CDP):
Balance at the beginning of the period	$13,102	$8,202	$8,202
Effect of Granite merger	—	4,900	—
Adjustment to Granite CDP	—	—	—
Balance at the end of the period	13,102	13,102	8,202
Accumulated amortization:
Balance at the beginning of the period	(4,925)	(4,625)	(4,028)
Amortization for the period	(352)	(300)	(199)
Balance at the end of the period	(5,277)	(4,925)	(4,227)
Net CDP at the end of the period	$7,825	$8,177	$3,975
The aggregate amortization expense related to the intangible assets is expected to be $1.4 million for 2012.
For intangible assets related to business combinations, the following is a summary of the changes in the balance of unamortized intangible assets (goodwill) during the periods indicated:

	For Three Months Ended
(dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Gross balance at the beginning of the period	$3,905	$—	$—
Effect of Granite merger	—	3,905	—
Adjustment to Granite goodwill during the period	300	—	—
Impairment	—	—	—
Accumulated balance at the end of the period	$4,205	$3,905	$—

4. Investment Securities
The primary objective of FNB's management of the investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. FNB is required under federal regulations to maintain adequate liquidity to ensure safe and sound operations. FNB maintains investment balances based on a continuing assessment of cash flows, the level of loan production, current interest rate risk strategies and the assessment of the potential future direction of market interest rate changes. Investment securities differ in terms of default, interest rate, liquidity and expected rate of return risk.
The following table summarizes the amortized cost and estimated fair value of available-for-sale investment securities and presents the related gross unrealized gains and losses:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2012
Obligations of:
U.S. Treasury and government agencies	$6,876	$114	$—	$6,990
U.S. government sponsored agencies	23,981	22	23	23,980
States and political subdivisions	6,027	61	—	6,088
Residential mortgage-backed securities-GSE	393,011	3,793	593	396,211
Residential mortgage-backed securities-Private	33,719	212	1,803	32,128
Commercial mortgage-backed securities-Private	5,395	—	37	5,358
Corporate notes	3,233	—	72	3,161
Total	$472,242	$4,202	$2,528	$473,916

December 31, 2011
Obligations of:
U.S. Treasury and government agencies	$7,081	$107	$—	$7,188
U.S. government sponsored agencies	32,479	36	151	32,364
States and political subdivisions	6,075	16	1	6,090
Residential mortgage-backed securities-GSE	348,884	2,611	1,222	350,273
Residential mortgage-backed securities-Private	33,111	73	967	32,217
Corporate notes	3,206	—	32	3,174
Total	$430,836	$2,843	$2,373	$431,306
CommunityOne and Granite, as members of the Federal Home Loan Bank of Atlanta (“FHLB”), are required to own capital stock in the FHLB of Atlanta based generally upon the balances of total assets and FHLB advances. FHLB capital stock is pledged to secure FHLB advances. This investment is carried at cost since no ready market exists for FHLB stock and there is no quoted market value. However, redemption of this stock has historically been at par value. The combined Banks owned a total of $10.7 million of FHLB stock at March 31, 2012 and at December 31, 2011. Due to the redemption provisions of FHLB stock, FNB estimated that fair value approximated cost and that this investment was not impaired at March 31, 2012. FHLB stock is included in other assets at its original cost basis.
CommunityOne, as a member bank of the Federal Reserve Bank of Richmond (“FRBR”), is required to own capital stock of the FRBR based upon a percentage of the bank's common stock and surplus. This investment is carried at cost since no ready market exists for FRBR stock and there is no quoted market value. At both March 31, 2012 and December 31, 2011, CommunityOne owned a total of $1.2 million, of FRBR stock. Due to the nature of this investment in an entity of the U.S. government, FNB estimated that fair value approximated the cost and that this investment was not impaired at March 31, 2012. FRBR stock is included in other assets at its original cost basis.
At March 31, 2012, $90.3 million of the investment securities portfolio was pledged to secure public deposits, $11.9 million was pledged to retail repurchase agreements, $4.1 million was pledged to the FRBR and $2.1 million was pledged to others, leaving $365.6 million available as lendable collateral.
The following tables show investments' estimated fair value and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011. All unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities or the short duration of the unrealized loss or both.

	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2012
Obligations of:
U.S. government sponsored agencies	$20,366	$23	$—	$—	$20,366	$23
Residential mortgage-backed securities-GSE	60,851	421	27,201	172	88,052	593
Residential mortgage-backed securities-Private	24,118	1,803	—	—	24,118	1,803
Commercial mortgage-backed securities-Private	5,358	37	—	—	5,358	37
Corporate notes	3,161	72	—	—	3,161	72
Total	$113,854	$2,356	$27,201	$172	$141,055	$2,528

	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2011
Obligations of:
U.S. government sponsored agencies	$21,248	$151	$—	$—	$21,248	$151
States and political subdivisions	1,907	1	—	—	1,907	1
Residential mortgage-backed securities-GSE	89,730	1,042	16,552	180	106,282	1,222
Residential mortgage-backed securities-Private	21,519	967	—	—	21,519	967
Corporate notes	3,173	32	—	—	3,173	32
Total	$137,577	$2,193	$16,552	$180	$154,129	$2,373
At March 31, 2012, 28 available-for-sale securities were in an unrealized loss position less than 12 months compared to 32 at December 31, 2011. At March 31, 2012, there were 10 available-for-sale securities that were in an unrealized loss position for longer than 12 months, compared to eight at December 31, 2011.
If an entity intends to sell a debt security or cannot assert it is more likely than not that it will not have to sell the security before recovery, other than temporary impairment ("OTTI") must be taken. If the entity does not intend to sell the debt security before recovery, but the entity does not expect to recover the entire amortized cost basis, then OTTI must be taken, but the amount of impairment is to be bifurcated between impairment due to credit (which is recorded through earnings) and noncredit impairment (which becomes a component of other comprehensive income (“OCI”) for both available-for-sale and held-to-maturity securities). For held-to-maturity securities, the amount in OCI will be amortized prospectively over the security's remaining life. FNB did not have any OTTI during the three months ended March 31, 2012 and March 31, 2011.
As of March 31, 2012, FNB had four private residential mortgage-backed securities that were designated as below investment grade. These securities were acquired in the Merger and have a current fair market value of $8.1 million. It is our intention to continue to hold these securities.
FNB analyzed its securities portfolio at March 31, 2012, paying particular attention to its private label mortgage-backed securities. After considering ratings, fair value, cash flows and other factors, FNB does not believe securities to be other-than-temporary impaired.
The aggregate amortized cost and fair value of securities at March 31, 2012, by remaining contractual maturity, are shown in the following table. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$20,389	$20,367
Due after one one year through five years	8,119	8,187
Due after five years through 10 years	4,733	4,675
Due after 10 years	6,876	6,990
Total	40,117	40,219
Mortgage-backed securities	432,125	433,697
Total	$472,242	$473,916
5. Loans
Loans held for investment are stated at the principal amounts outstanding adjusted for purchase premiums/discounts, deferred net loan fees and costs, and unearned income. Classes are generally disaggregations of a portfolio segment. FNB's portfolio segments are: Commercial and agricultural, Real estate - construction, Real estate - mortgage: 1-4 family residential, Real estate - commercial and other and Consumer loans. The classes within the Commercial and agricultural portfolio are: owner occupied and non-owner occupied. The classes within the Real estate - construction portfolio are: Retail properties, Multi-family, Industrial and Warehouse, and Other commercial real estate. The classes within the Real estate - residential portfolio are: first-lien and second-lien loans and home equity lines of credit. The Consumer loan portfolio is not further segregated into classes.
Loan fees and the incremental direct costs associated with making loans are deferred and subsequently recognized over the life of the loan as an adjustment of interest income. The premium or discount on purchased loans is amortized over the expected life of the loans and is included in interest and fees on loans.
The following summary sets forth the major portfolio segments of loans. During the first quarter 2012, we purchased $61.9 million of performing residential mortgage loans. The premium paid on these loans of $2.3 million will be amortized as an adjustment to yield over the estimated life of this pool. Acquired loans for purposes of the tables included in Note 5 and Note 6 relate only to loans acquired in the Merger.

				Total Loans
(dollars in thousands)	Acquired Loans			March 31,	December 31,
	Impaired	Performing	Total	2012	2011
Loans held for sale	$—	$—	$—	$3,938	$4,529
Loans held for investment:
Commercial and agricultural	$5,092	$27,534	$32,626	$85,475	$95,089
Real estate - construction	459	6,036	6,495	79,122	92,806
Real estate - mortgage:
1-4 family residential	8,478	74,616	83,094	529,300	453,725
Commercial	42,290	185,029	227,319	508,067	531,383
Consumer	81	1,536	1,617	43,795	44,532
Gross loans held for investment	56,400	294,751	351,151	1,245,759	1,217,535
Less: Allowance for loan losses	—	—	—	(39,795)	(39,360)
Loans held for investment, net of allowance	$56,400	$294,751	$351,151	$1,205,964	$1,178,175
At March 31, 2012 and December 31, 2011, loans held for sale consisted of nonperforming loans transferred from loans held for investment under sales contracts, which are valued at the contractual sales price.
Loans included in the preceding loan composition table are net of participations sold. Loans as presented are reduced by net deferred loan fees of $2.8 million and $0.6 million at March 31, 2012 and December 31, 2011, respectively.
Mortgage loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balance of mortgage loans serviced for others amounted to $0.8 million at March 31, 2012 and $0.7 million at December 31, 2011.
To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans. Gross loans of $323.4 million and $339.4 million were pledged to collateralize FHLB advances and letters of credit at March 31, 2012 and December 31, 2011, respectively, of which there was $80.4 million and $80.5 million of credit availability for borrowing, respectively. At March 31, 2012, $48.2 million of loans and $4.1 million of securities were pledged to collateralize potential borrowings from the Federal Reserve Discount Window, of which $4.8 million was available as borrowing capacity.
Interest income on loans is generally calculated by using the interest method based on the daily outstanding balance. The recognition of interest income is discontinued when, in management's opinion, the collection of all or a portion of interest becomes doubtful. Loans are returned to accrual status when the factors indicating doubtful collectability cease to exist and the loan has performed in accordance with its terms for a demonstrated period of time. The past due status of loans is based on the contractual payment terms. Had nonaccruing loans been on accruing status, interest income would have been higher by $1.5 million and $4.1 million for the three months ended March 31, 2012 and March 31, 2011, respectively. At March 31, 2012 and December 31, 2011, FNB had certain impaired loans of $104 million and $103 million, respectively, which were on nonaccruing interest status.
Nonperforming assets include nonaccrual loans, accruing loans in excess of 90 days delinquent, OREO and other foreclosed assets. The following is a summary of nonperforming assets for the periods ended as presented.

(dollars in thousands)	March 31, 2012	December 31, 2011
Loans on nonaccrual status:
Held for sale	$3,938	$4,529
Held for investment	100,206	98,444
Loans more than 90 days delinquent, still on accrual	1,197	3,000
Real estate owned/repossessed assets	104,379	110,386
Total nonperforming assets	$209,720	$216,359
An impaired loan is one for which FNB will not be repaid all principal and interest due per the terms of the original contract or within reasonably modified contracted terms.  If the loan has been modified to provide relief to the borrower, the loan is deemed to be impaired if all principal and interest will not be repaid according to the original contract. All loans meeting the definition of Doubtful should be considered impaired. (Loan risk grade categories are defined in Note 6.)
When a loan in any class has been determined to be impaired, the amount of the impairment is measured using the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent. When the present value of expected future cash flows is used, the effective interest rate is the original contractual interest rate of the loan adjusted for any premium or discount. When the contractual interest rate is variable, the effective interest rate of the loan changes over time. A specific reserve is established as a component of the ALL when a loan has been determined to be impaired. Subsequent to the initial measurement of impairment, if there is a significant change to the impaired loan's expected future cash flows, or if actual cash flows are significantly different from the cash flows previously estimated, FNB recalculates the impairment and appropriately adjusts the specific reserve. Similarly, if FNB measures impairment based on the observable market price of an impaired loan or the fair value of the collateral of an impaired collateral-dependent loan, FNB will adjust the specific reserve if there is a significant change in either of those bases.
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
The following table summarizes information relative to impaired loans for the quarters ended on the dates indicated.

	March 31, 2012		December 31, 2011
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, held for sale	$3,938	$—	$4,529	$—
Impaired loans, not individually reviewed for impairment	5,479	—	5,127	—
Impaired loans, individually reviewed, with no impairment	49,937	—	53,885	—
Impaired loans, individually reviewed, with impairment	47,471	11,671	42,356	11,090
Total impaired loans *	$106,825	$11,671	$105,897	$11,090

Average impaired loans calculated using a simple average	$106,370		$112,600
* Included at March 31, 2012 and December 31, 2011 were $3.8 million and $2.9 million, respectively, in restructured and performing loans.
Impaired loans also include loans for which FNB may elect to grant a concession, providing terms more favorable than those prevalent in the market (e.g., rate, amortization term), and formally restructure due to the weakening credit status of a borrower. Restructuring is designed to facilitate a repayment plan that minimizes the potential losses that the Bank otherwise may have to incur. If these impaired loans are on nonaccruing status as of the date of restructuring, the loans are included in nonperforming loans. Nonperforming restructured loans will remain as nonperforming until the borrower can demonstrate adherence to the restructured terms for a period of no less than six months and when it is otherwise determined that continued adherence is reasonably assured. Some restructured loans continue as accruing loans after restructuring if the borrower is not past due at the time of restructuring, adequate collateral valuations support the restructured loans, and the cash flows of the underlying business appear adequate to support the restructured debt service. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At March 31, 2012, there was $27.3 million in restructured loans, of which $3.8 million in loans were accruing and in a performing status. At December 31, 2011, there was $28.3 million in restructured loans, of which loans amounting to $2.9 million were accruing and in a performing status.
All loan classes are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date. When FNB cannot reasonably expect full and timely repayment of its loan, the loan is placed on nonaccrual.
All loan classes on which principal or interest is in default for 90 days or more are put on nonaccrual status, unless there is sufficient documentation to conclude that the loan is well secured and in the process of collection. A debt is "well-secured" if collateralized by liens on or pledges of real or personal property, including securities that have a realizable value sufficient to discharge the debt in full; or by the guarantee of a financially responsible party. A debt is "in process of collection" if collection is proceeding in due course either through legal action, including judgment enforcement procedures, or, in appropriate circumstances, through collection efforts not involving legal action that are reasonably expected to result in repayment of the debt or its restoration to a current status.
Loans that are less delinquent may also be placed on nonaccrual if approved due to deterioration in the financial condition of the borrower that increases the possibility of less than full repayment.
For all loan classes a nonaccrual loan may be returned to accrual status when FNB can reasonably expect continued timely payments until payment in full. All prior arrearage does not have to be eliminated, nor do all previously charged-off amounts need to have been recovered, but the loan can still be returned to accrual status if the following conditions are met: (1) all principal and interest amounts contractually due (including arrearage) are reasonably assured of repayment within a reasonable period; and (2) there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms involving payments of cash or cash equivalents.
At the time a loan is placed on nonaccrual, all accrued, unpaid interest is charged off, unless it is documented that repayment of all principal and presently accrued but unpaid interest is probable. Charge-offs of accrued and unpaid interest are charged against the current year's interest income and not against the current ALL.
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
Potential problem loans that are not included in nonperforming assets are classified separately within FNB's portfolio as Special Mention and carry a risk grade rating of “6.” These loans are defined as those with potential weaknesses that may affect repayment capacity but do not pose sufficient risk as to require an adverse classification. As of March 31, 2012, the balance of such loans was $106.7 million compared to a balance of $130.7 million as of December 31, 2011.
During 2011, FNB sold loans to third party buyers in order to reduce FNB's classified loan exposure. These loans are transferred to loans held for sale at the time FNB receives a signed contract for the purchase of the loans. Prior to transferring these loans to loans held for sale, the loans were marked down to the contract price less associated selling costs. All transactions are conducted at arm's length and loans are sold without recourse.
The following table presents sold loans by portfolio segment for the periods indicated below:

	For Three Months Ended March 31, 2012			For Three Months Ended March 31, 2011
(dollars in thousands)	Number	Recorded	Contract	Number	Recorded	Contract
	of Loans	Investment	Pricing	of Loans	Investment	Pricing
Loan Sales
Real estate - construction	1	$3,800	$4,050	4	$13,342	$5,813
Real estate - mortgage:
1-4 family residential	1	150	150	—	—	—
Commercial	—	—	—	1	321	350
Total	2	$3,950	$4,200	5	$13,663	$6,163
During the three-month period ending March 31, 2012, there were two loans placed under contract for sale and then sold by March 31, 2012.
Acquired Loans
Loans acquired in the Merger ("Acquired Loans") include purchased credit-impaired loans ("PCI loans") and performing revolving consumer and commercial loans.
PCI loans are segregated into pools and recorded at estimated fair value on the date of acquisition without the carryover of the related ALL. PCI loans are accounted for under ASC 310-30 when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition we will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the date of acquisition may include statistics such as past due status, nonaccrual status and risk grade. PCI loans generally meet FNB's definition for nonaccrual status, however, even if the borrower is not currently making payments, FNB will classify loans as accruing if FNB can reasonably estimate the amount and timing of future cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference.
Periodically, we estimate the expected cash flows for each pool of the PCI loans and evaluate whether the expected cash flows for each pool have changed from prior estimates. Decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or reclassification from nonaccretable difference to accretable yield with a positive impact on future interest income. Excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.
We have elected to treat the Granite portfolio under ASC 310-30, with the exception of performing revolving consumer and commercial loans, which are being accounted for under ASC 310-20.
At March 31, 2012, no ALL was required for the acquired Granite loans, and in addition, the acquired Granite loans are presented on an accruing basis.

	At March 31, 2012
(dollars in thousands)	Acquired Credit-Impaired Loans	Acquired Performing Loans	Total Acquired Loans	Unpaid Principal Balance
Acquired Loans:
Commercial and agricultural	$5,092	$27,534	$32,626	$33,003
Real estate - Construction	459	6,036	6,495	7,202
Real estate -mortgage:
1-4 family residential	8,478	74,616	83,094	87,261
Commercial	42,290	185,029	227,319	242,730
Consumer	81	1,536	1,617	1,617
Total	$56,400	$294,751	$351,151	$371,813

	At December 31, 2011
(dollars in thousands)	Acquired Credit-Impaired Loans	Acquired Performing Loans	Total Acquired Loans	Unpaid Principal Balance
Acquired Loans:
Commercial and agricultural	$5,472	$31,671	$37,143	$39,531
Real estate - Construction	1,165	6,483	7,648	8,413
Real estate -mortgage:
1-4 family residential	10,234	77,542	87,776	93,472
Commercial	46,125	193,220	239,345	261,076
Consumer	99	1,866	1,965	1,799
Total	$63,095	$310,782	$373,877	$404,291
The tables below include only those Acquired Loans accounted for under the expected cash flow method (PCI Loans) for the periods indicated. These tables do not include performing revolving consumer and commercial loans, which are being accounted for under the contractual cash flow method.

	At March 31, 2012
	Purchased Credit-Impaired Loans		Purchased Performing Loans
(dollars in thousands)	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield
Balance, January 1, 2012	$63,095	$(13,718)	$269,295	$(34,086)
Accretion	2,008	2,008	3,766	3,766
Payments received	(5,544)	—	(19,073)	—
Foreclosed and transferred to OREO	(3,159)	—	—	—
Balance, March 31, 2012	$56,400	$(11,710)	$253,988	$(30,320)

	At December 31, 2011
	Purchased Credit-Impaired Loans		Purchased Performing Loans
(dollars in thousands)	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield
Balance, September 30, 2011	$—	$—	$—	$—
Addition from Bank of Granite Corp acquisition	65,690	(15,451)	285,431	(37,130)
Accretion	1,733	1,733	3,044	3,044
Payments received	(4,328)	—	(19,180)	—
Balance, December 31, 2011	$63,095	$(13,718)	$269,295	$(34,086)
6. Allowance for Loan Losses

ALL, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management's best estimate of probable loan losses to be incurred as of the balance sheet date. FNB's ALL is also assessed quarterly by management. This assessment includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. FNB has grouped its loans into pools according to the loan segmentation regime employed on schedule RC-C of the FFIEC's Consolidated Report of Condition and Income. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used.
FNB lends primarily in North Carolina. As of March 31, 2012, a substantial majority of the principal amount of the loans held for investment in its portfolio was to businesses and individuals in North Carolina. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the ALL. Management believes the ALL is adequate to cover estimated losses on loans at each balance sheet date.
During the three month period ended March 31, 2012, FNB charged off $4.0 million in loans and realized $1.4 million in recoveries, for $2.6 million of net charge-offs. The majority of the loans that were charged off were loans that had been in impairment status and had specific reserves assigned to them in prior periods.
An analysis of the changes in the ALL is as follows:

	For Three Months Ended
(dollars in thousands)	March 31,
	2012	2011
Balance, beginning of period	$39,360	$93,687
Provision for losses charged to continuing operations	3,067	20,183
Net charge-offs:
Charge-offs	(4,015)	(45,909)
Recoveries	1,383	768
Net charge-offs	(2,632)	(45,141)
Provision for losses charged to discontinued operations	—	—
Balance, end of period	$39,795	$68,729
Annualized net charge-offs during the period to average loans	0.87%	14.48%
Annualized net charge-offs during the period to ALL	26.60%	266.37%
Allowance for loan losses to loans held for investment (1)	3.19%	5.78%
(1) Excludes discontinued operations.
The ALL, as a percentage of loans held for investment, amounted to 3.19% at March 31, 2012, compared to 5.78% at March 31, 2011. At December 31, 2011, the ALL, as a percentage of loans held for investment, was 3.23%.
The credit quality indicator presented for all classes within the loan portfolio is a widely used and standard system representing the degree of risk of nonpayment. The risk-grade categories presented in the following table are:
Pass - Loans categorized as Pass are higher quality loans that have adequate sources of repayment and little risk of collection.
Special Mention - A Special Mention loan has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution's credit position at some future date. Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
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
Loans categorized as Special Mention or worse are considered Criticized. Loans categorized as Substandard or Doubtful are considered Classified. Purchased loans acquired in the Merger are recorded at estimated fair value on the date of acquisition without the carryover of related ALL. The table below includes $84.0 million and $63.6 million in purchased loans categorized as Substandard or Doubtful at March 31, 2012 and December 31, 2011, respectively.
The following table presents loan and lease balances by credit quality indicator as of March 31, 2012:

(dollars in thousands)	Nonclassified/Pass	Special Mention	Substandard*	Doubtful*
	(Ratings 1-5)	(Rating 6)	(Rating 7)	(Rating 8)	Total
Commercial and agricultural	$68,516	$5,447	$10,858	$654	$85,475
Real estate - construction	49,197	4,870	25,055	—	79,122
Real estate - mortgage:
1-4 family residential	462,184	20,167	46,736	213	529,300
Commercial	308,500	75,946	123,489	132	508,067
Consumer	42,814	257	343	381	43,795
Total	$931,211	$106,687	$206,481	$1,380	$1,245,759
*Includes $84.0 million of loans purchased in the Merger categorized as Substandard and Doubtful.
The following table presents loan and lease balances by credit quality indicator as of December 31, 2011:

(dollars in thousands)	Nonclassified/Pass	Special Mention	Substandard*	Doubtful*
	(Ratings 1-5)	(Rating 6)	(Rating 7)	(Rating 8)	Total
Commercial and agricultural	$77,305	$7,373	$9,921	$490	$95,089
Real estate - construction	53,105	5,797	33,886	18	92,806
Real estate - mortgage:
1-4 family residential	385,022	25,864	42,630	209	453,725
Commercial	351,731	91,364	87,971	317	531,383
Consumer	43,487	279	387	379	44,532
Total	$910,650	$130,677	$174,795	$1,413	$1,217,535
*Includes $63.6 million of loans purchased in the Merger categorized as Substandard and Doubtful.
The following table presents ALL activity by portfolio segment for the three months ended March 31, 2012:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Beginning balance at January 1, 2012	$5,776	$11,995	$8,885	$11,063	$1,641	$39,360
Charge-offs	(694)	(1,775)	(705)	(38)	(803)	(4,015)
Recoveries	254	601	133	74	321	1,383
Provision	669	91	3,790	(2,300)	817	3,067
Ending balance at March 31, 2012	$6,005	$10,912	$12,103	$8,799	$1,976	$39,795
As of March 31, 2012
Individually evaluated for impairment	$1,837	$3,887	$4,455	$1,188	$304	$11,671
Collectively evaluated for impairment	4,168	7,025	7,648	7,611	1,672	28,124
Acquired performing loans	—	—	—	—	—	—
Acquired credit-impaired loans	—	—	—	—	—	—
Total ALL evaluated for impairment	$6,005	$10,912	$12,103	$8,799	$1,976	$39,795
Loans Held for Investment:
Individually evaluated for impairment	$4,047	$21,427	$27,646	$43,939	$349	$97,408
Collectively evaluated for impairment	48,802	51,200	418,560	236,809	41,829	797,200
Acquired performing loans	27,534	6,036	74,616	185,029	1,536	294,751
Acquired credit-impaired loans	5,092	459	8,478	42,290	81	56,400
Total loans evaluated for impairment	$85,475	$79,122	$529,300	$508,067	$43,795	$1,245,759
The following table presents ALL activity by portfolio segment for the three months ended March 31, 2011:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Beginning balance at January 1, 2011	$11,144	$46,792	$7,742	$26,851	$1,158	$93,687
Charge-offs	(4,275)	(22,662)	(2,036)	(16,178)	(758)	(45,909)
Recoveries	66	190	93	49	370	768
Provision	1,784	8,627	3,952	4,946	874	20,183
Ending balance at March 31, 2011	$8,719	$32,947	$9,751	$15,668	$1,644	$68,729
As of December 31, 2011
Individually evaluated for impairment	$1,506	$4,899	$2,140	$2,415	$130	$11,090
Collectively evaluated for impairment	4,270	7,096	6,745	8,648	1,511	28,270
Acquired performing loans	—	—	—	—	—	—
Acquired credit-impaired loans	—	—	—	—	—	—
Total ALL evaluated for impairment	$5,776	$11,995	$8,885	$11,063	$1,641	$39,360
Loans Held for Investment
Individually evaluated for impairment	$3,890	$30,460	$24,886	$36,835	$170	$96,241
Collectively evaluated for impairment	54,056	54,698	341,063	255,203	42,397	747,417
Acquired performing loans	31,671	6,483	77,542	193,220	1,866	310,782
Acquired credit-impaired loans	5,472	1,165	10,234	46,125	99	63,095
Total loans evaluated for impairment	$95,089	$92,806	$453,725	$531,383	$44,532	$1,217,535
The following table presents loans held for investment on nonaccrual status by loan class for the dates indicated below:

(dollars in thousands)	March 31,	December 31,
	2012	2011
Loans Held for Investment:
Commercial and agricultural	$4,173	$4,636
Real estate - construction	22,695	30,844
Real estate - mortgage:
1-4 family residential	28,903	26,048
Commercial	43,988	36,666
Consumer	447	250
Total	$100,206	$98,444
The following table presents loans held for sale on nonaccrual status by loan class for the dates indicated below:

(dollars in thousands)	March 31,	December 31,
	2012	2011
Loans Held for Sale:
Real estate - construction	$688	$1,807
Real estate - mortgage:
1-4 family residential	1,113	517
Commercial	2,137	2,205
Consumer	—	—
Total	$3,938	$4,529

The following table presents an aging analysis of accruing and nonaccruing loans as of March 31, 2012:

	Past Due								90 or More
(dollars in thousands)			90 or			Acquired Loans		Total	Days Past Due
	30-59 Days	60-89 Days	More Days	Total	Current	Impaired	Current	Loans	and Accruing
Commercial and agricultural	$1,438	$332	$3,258	$5,028	$47,821	$5,092	$27,534	$85,475	$86
Real estate - construction	934	907	14,916	16,757	55,870	459	6,036	79,122	—
Real estate - mortgage:
1-4 family residential	5,002	1,290	14,598	20,890	425,316	8,478	74,616	529,300	411
Commercial	12,531	3,380	20,605	36,516	244,232	42,290	185,029	508,067	700
Consumer	542	—	345	887	41,291	81	1,536	43,795	—
Total	$20,447	$5,909	$53,722	$80,078	$814,530	$56,400	$294,751	$1,245,759	$1,197
The following table presents an aging analysis of accruing and nonaccruing loans as of December 31, 2011:

	Past Due								90 or More
(dollars in thousands)			90 or			Acquired Loans		Total	Days Past Due
	30-59 Days	60-89 Days	More Days	Total	Current	Impaired	Current	Loans	and Accruing
Commercial and agricultural	$335	$425	$2,755	$3,515	$54,431	$5,472	$31,671	$95,089	$305
Real estate - construction	1,850	2,206	21,438	25,494	59,664	1,165	6,483	92,806	1,400
Real estate - mortgage:
1-4 family residential	4,544	2,253	14,125	20,922	345,027	10,234	77,542	453,725	292
Commercial	2,926	6,645	16,330	25,901	266,137	46,125	193,220	531,383	1,003
Consumer	740	278	63	1,081	41,486	99	1,866	44,532	—
Total	$10,395	$11,807	$54,711	$76,913	$766,745	$63,095	$310,782	$1,217,535	$3,000
A loan is considered impaired, based on current information and events, if it is probable that FNB will be unable to collect the scheduled payments or principal and interest when due according to the contractual terms of the loan agreement.

The following table presents individually reviewed impaired loans, segregated by portfolio segment, and the corresponding reserve for impaired loan losses as of March 31, 2012:

		Unpaid
(dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$2,156	$2,482	$—
Real estate - construction	8,779	10,942	—
Real estate - mortgage:
1-4 family residential	11,608	14,140	—
Commercial	27,349	34,046	—
Consumer	45	48	—
Total	$49,937	$61,658	$—
With an allowance recorded:
Commercial and agricultural	$1,891	$1,930	$1,837
Real estate - construction	12,648	15,659	3,887
Real estate - mortgage:
1-4 family residential	16,038	16,360	4,455
Commercial	16,590	16,924	1,188
Consumer	304	305	304
Total	$47,471	$51,178	$11,671
Total:
Commercial and agricultural	$4,047	$4,412	$1,837
Real estate - construction	21,427	26,601	3,887
Real estate - mortgage:
1-4 family residential	27,646	30,500	4,455
Commercial	43,939	50,970	1,188
Consumer	349	353	304
Total	$97,408	$112,836	$11,671

The following table presents individually reviewed impaired loans, segregated by portfolio segment, and the corresponding reserve for impaired loan losses as of December 31, 2011:

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

The following summary includes impaired loans individually reviewed as well as impaired loans held for sale and impaired loans not individually reviewed for impairment. Average recorded investment and interest income recognized on impaired loans, segregated by portfolio segment, is shown in the following table as of March 31, 2012 and March 31, 2011:

	For Three Months Ended		For Three Months Ended
	March 31, 2012		March 31, 2011
	Average	Interest	Average	Interest
(dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and agricultural	$3,132	$7	$3,970	$—
Real estate - construction	13,414	4	63,404	—
Real estate - mortgage:
1-4 family residential	18,199	6	24,788	—
Commercial	29,810	30	110,199	—
Consumer	399	—	240	—
Total	$64,954	$47	$202,601	$—
With an allowance recorded:
Commercial and agricultural	$1,668	$—	$7,686	$—
Real estate - construction	12,050	2	59,518	—
Real estate - mortgage:
1-4 family residential	12,965	18	15,554	—
Commercial	14,522	8	33,876	—
Consumer	211	—	201	—
Total	$41,416	$28	$116,835	$—
Total:
Commercial and agricultural	$4,800	$7	$11,656	$—
Real estate - construction	25,464	6	122,922	—
Real estate - mortgage:
1-4 family residential	31,164	24	40,342	—
Commercial	44,332	38	144,075	—
Consumer	610	—	441	—
Total	$106,370	$75	$319,436	$—
For the three months ended March 31, 2012, the following table presents a breakdown of troubled debt restructurings segregated by portfolio segment:

	For Three Months Ended March 31, 2012
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
(dollars in thousands)	Number	Recorded	Recorded
	of Loans	Investment	Investment
Commercial and agricultural	—	$—	$—
Real estate - construction	2	192	192
Real estate - mortgage:
1-4 family residential	8	210	210
Commercial	—	—	—
Consumer	1	24	24
Total	11	$426	$426

During the three months ended March 31, 2012, FNB modified 11 loans that were considered to be troubled debt restructurings. FNB extended the terms for nine of these loans, the interest rate was lowered for one of these loans, and the remaining loan was modified for multiple reasons.
There were no loans restructured in the twelve months through March 31, 2012 that went into default during the three months ended March 31, 2012.
In the determination of the ALL, management considers troubled debt restructurings and any subsequent defaults in these restructurings as impaired loans. The amount of the impairment is measured using the present value of expected future cash flows discounted at the loan's effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent.
The reserve for unfunded commitments, which is included in other liabilities, is calculated by determining the type of commitment and the remaining unfunded commitment for each loan. Based on the type of commitment, an expected usage percentage to the remaining unfunded balance is applied. The expected usage percentage is multiplied by the historical losses and qualitative and environmental factors for each loans pool as defined in the regular ALL calculation to determine the appropriate level of reserve. The expected usage percentages for each commitment type are as follows:

•	Construction draws - 100%

•	Equity lines of credit - 50%

•	Letters of Credit - 10%
The reserve for unfunded commitments was $0.8 million as of March 31, 2012 and $0.6 million at December 31, 2011.
7. Other Real Estate Owned and Property Acquired in Settlement of Loans
OREO represents properties acquired through foreclosure or deed in lieu thereof. The property is classified as held for sale. The property is initially carried at fair value based on recent appraisals, less estimated costs to sell. Declines in the fair value of properties included in other real estate below carrying value are recognized by a charge to income.
Total OREO and foreclosed assets decreased $6.0 million during the first three months of 2012 from $110.4 million at December 31, 2011, to $104.4 million at March 31, 2012, which represents 50% of total nonperforming assets. At December 31, 2011, OREO and foreclosed assets represented 51% of total nonperforming assets.
The following table summarizes properties acquired in settlement of loans and personal property acquired in settlement of loans, the latter of which is included within the other assets financial statement line item on the Consolidated Balance Sheet at the periods indicated.

(dollars in thousands)	March 31, 2012	December 31, 2011
Real estate acquired in settlement of loans	$104,193	$110,009
Personal property acquired in settlement of loans	186	377
Total property acquired in settlement of loans	$104,379	$110,386
The following tables summarize the changes in real estate acquired in settlement of loans at the periods indicated.

(dollars in thousands)	March 31, 2012	March 31, 2011
Real estate acquired in settlement of loans, beginning of period	$110,009	$62,058
Plus: New real estate acquired in settlement of loans	8,935	21,287
Plus: Real estate acquired in BOGC acquisition	—	—
Less: Sales of real estate acquired in settlement of loans	(10,874)	(1,718)
Less: Write-downs and net loss on sales charged to expense	(3,877)	(14,296)
Real estate acquired in settlement of loans, end of period	$104,193	$67,331
At March 31, 2012, 67 assets with a net carrying amount of $11.5 million were under contract for sale. Estimated losses with these sales have been recognized in the Consolidated Statements of Operations in the first quarter of 2012.
8. Earnings Per Share
Basic net loss per share, or basic earnings/(loss) per share (“EPS”), is computed by dividing net loss to common shareholders by the weighted average number of common shares outstanding for the period. FNB retired its preferred stock in 2011 and there were no unpaid preferred dividends or accretion of preferred stock discount at March 31, 2012. At March 31, 2011, FNB had $2.9 million of unpaid cumulative dividends on its Series A preferred stock and had $0.2 million in accretion of the discount on the preferred stock.

Diluted EPS reflects the potential dilution that could occur if FNB's potential common stock, which consists of dilutive stock options and a common stock warrant, were issued. As required for entities with complex capital structures, a dual presentation of basic and diluted EPS is included on the face of the income statement, and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is provided in this note.

(dollars in thousands, except per share data)	Three Months Ended March 31,
	2012	2011
Net loss from continuing operations before cumulative dividends on preferred stock	$(10,832)	$(40,015)
Dividends on preferred stock	—	(1,020)
Loss from continuing operations, net of tax	(10,832)	(41,035)
Loss from discontinued operations, net of tax	(27)	(3,693)
Net loss to common shareholders	$(10,859)	$(44,728)
Weighted average number of common shares outstanding - basic and diluted	21,102,465	114,247
Net loss per common share from continuing operations - basic and diluted	$(0.51)	$(359.18)
Net loss per common share from discontinued operations - basic and diluted	—	(32.32)
Net loss per common share - basic and diluted	(0.51)	(391.50)
As a result of the net loss for the three months ended March 31, 2012 and 2011, all stock options and the common stock warrant were considered antidilutive and thus are not included in this calculation. For the three months ended March 31, 2012 and 2011, there were 23,310 and 27,421 antidilutive shares, respectively. Of the antidilutive shares, the number of shares relating to stock options were 1,238 at March 31, 2012 and 5,349 March 31, 2011.
Net loss to common shareholders increased for the three months ended March 31, 2011 by $1.0 million for preferred stock dividends. Accretion on the preferred stock discount associated with the preferred stock of $0.2 million was recognized for the three months ended March 31, 2011. FNB retired its preferred stock in 2011 and there were no preferred stock dividends or accretion on the preferred stock discount for the three months ended March 31, 2012.
9. Derivatives and Financial Instruments
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
Because the swaps were terminated in 2011, there were no net gains or losses recognized on the fair value swaps at March 31, 2012. However, net gains recognized on the fair value swaps at March 31, 2011 were $92,000.
Mortgage banking derivatives used in the ordinary course of business consist of mandatory forward sales contracts or forward contracts and rate lock loan commitments. The fair value of FNB's derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants. There are no mortgage banking derivatives at March 31, 2012.
The table below provides data about the amount of gains and losses related to derivative instruments designated as hedges included in “Other income” in the FNB's Consolidated Statements of Operations:

	Gain, Net of Tax
	Recognized in Income
(dollars in thousands)	As of	As of
	March 31, 2012	March 31, 2011
Derivatives designated as hedging instruments:
Interest rate swap contracts - FHLB advances	$—	$56

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
The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

(dollars in thousands)	Gain/(Loss) During Three Months Ended
	March 31, 2012	March 31, 2011
Derivatives not designated as hedging instruments:
Mortgage loan rate lock commitments (1)	$—	$55
Mortgage loan forward sales and MBS (1)	—	(44)
Total	$—	$11

(1) Recognized in "Net loss from discontinued operations" in FNB's Consolidated Statements of Operations.

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
10. Fair Values of Assets and Liabilities
FNB utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, derivative assets, certain FHLB advances hedged by interest rate swaps designated as fair value hedges, and mortgage servicing rights are recorded at fair value on a recurring basis. Additionally, from time-to-time, FNB may be required to record at fair value other assets and liabilities on a nonrecurring basis, such as loans held for sale, loans held for investment, impaired loans and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets or liabilities.
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
The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:
Investments Securities Available-for-Sale
Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 may include asset-backed securities in less liquid markets.
Liquidity is a significant factor in the determination of the fair values of available-for-sale debt securities. Market price quotes may not be readily available for some positions, or positions within a market sector where trading activity has slowed significantly or ceased. Some of these instruments are valued using a discounted cash flow model, which estimates the fair value of the securities using internal credit risk, interest rate and prepayment risk models that incorporate management's best estimate of current key assumptions such as default rates, loss severity and prepayment rates. Principal and interest cash flows are discounted using an observable discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value for the specific security. Underlying assets are valued using external pricing services, where available, or matrix pricing based on the vintages and ratings. Situations of illiquidity generally are triggered by the market's perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer's financial statements and changes in credit ratings made by one or more ratings agencies.
Loans Held for Sale
Loans held for sale represent problem commercial loans reclassified from loans held for investment that either are or were under contract to be sold, and are carried at the lower of cost or fair value, based on contractual agreements with independent third-party buyers, less estimated costs to sell. FNB classifies loans held for sale as nonrecurring Level 2.
Loans
FNB does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as impaired, management determines the fair value of the loan to quantify impairment, should such exist. The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans. At March 31, 2012 and December 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. FNB records impaired loans as nonrecurring Level 3.
Other Real Estate Owned
OREO is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value less estimated costs to sell. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. Given the lack of observable market prices for identical properties, FNB records the OREO as nonrecurring Level 3.
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Assets and liabilities carried at fair value on a recurring basis at March 31, 2012 for continuing operations, including financial instruments that FNB accounts for under the fair value option, are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities:
U.S. Treasury and government agencies	$6,990	$—	$6,990	$—
U.S. government sponsored agencies	23,980	—	23,980	—
States and political subdivisions	6,088	—	6,088	—
Residential mortgage-backed securities-GSE	396,211	—	396,211	—
Residential mortgage-backed securities-Private	32,128	—	32,128	—
Commercial mortgage-backed securities-Private	5,358	—	5,358	—
Corporate notes	3,161	—	3,161	—
Total available-for-sale debt securities	473,916	—	473,916	—
Total assets at fair value from continuing operations	$473,916	$—	$473,916	$—
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

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Servicing Rights
(dollars in thousands)	For Three Months Ended
	March 31, 2012	March 31, 2011
Beginning balance at January 1,	$—	$2,359
Total gains or losses (realized/unrealized):
Included in earnings	—	(117)
Purchases, issuances and settlements	—	—
Servicing rights sold	—	(2,242)
Ending balance at March 31,	$—	$—
Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
FNB may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. This is due to further deterioration in the value of the assets.
Assets measured at fair value on a nonrecurring basis are included in the following table at March 31, 2012 for continuing operations:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans held for sale	$3,938	$—	$3,938	$—
Impaired loans, net	35,800	—	—	35,800
Other real estate owned	68,658	—	—	68,658
Total assets at fair value from continuing operations	$108,396	$—	$3,938	$104,458
There has been no further fair value adjustment for acquired performing and acquired credit-impaired loans since their initial recognition at fair value during the quarter ended December 31, 2011, and these loans are not included in the above table of assets measured at fair value on a nonrecurring basis at March 31, 2012.
Assets measured at fair value on a nonrecurring basis are included in the following table at December 31, 2011 for continuing operations:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans held for sale	$4,529	$—	$4,529	$—
Impaired loans, net	31,266	—	—	31,266
Acquired performing loans	308,594	—	—	308,594
Acquired credit-impaired loans	65,283	—	—	65,283
Other real estate owned	84,794	—	—	84,794
Total assets at fair value from continuing operations	$494,466	$—	$4,529	$489,937
There are no assets measured at fair value on a nonrecurring basis at March 31, 2012 for discontinued operations.
Assets measured at fair value on a nonrecurring basis are included in the following table at December 31, 2011 for discontinued operations:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans held for sale	$233	$—	$233	$—
Total assets at fair value from discontinued operations	$233	$—	$233	$—
Quantitative Information about Level 3 Fair Value Measurements

(dollars in thousands)	Fair Value at March 31, 2012	Valuation Techniques	Unobservable Input	Range
Nonrecurring measurements:
Impaired loans, net	$35,800	Discounted appraisals	Collateral discounts	6.00%-40.00%
Other real estate owned	68,658	Discounted appraisals	Collateral discounts	6.00%-40.00%
Level 3 Valuation Methodologies. Following is a description of the unobservable inputs used for Level 3 fair value measurements.
Disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value is required. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time FNB's entire holdings of a particular financial instrument.
Because no market exists for a portion of FNB's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value for each class of FNB's financial instruments.

Cash and cash equivalents. Fair value equals the carrying value of such assets due to their nature and is classified as Level 1.
Investment securities. The fair value of investment securities is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The fair value of equity investments in the restricted stock of the FRBR and FHLB approximates the carrying value. The fair value of investment securities is classified as Level 2.
Loans. The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Substantially all residential mortgage loans held for sale are pre-sold and their carrying value approximates fair value. The fair value of variable rate loans with frequent repricing and negligible credit risk approximates book value. The fair value of loans is further discounted by credit and liquidity factors. FNB classified the fair value of loans as Level 3.
Accrued interest receivable and payable. The carrying amounts of accrued interest approximate fair value and are classified as Level 2.
Deposits. The fair value of noninterest-bearing and interest-bearing demand deposits and savings are the amounts payable on demand because these products have no stated maturity. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities and are classified as Level 2.
Borrowed funds. The carrying value of retail repurchase agreements and federal funds purchased is considered to be a reasonable estimate of fair value. The fair value of Federal Home Loan Bank advances and other borrowed funds is estimated using the rates currently offered for advances of similar remaining maturities and are classified as Level 2.
Junior subordinated debentures. Included in junior subordinated debentures are variable rate trust preferred securities issued by FNB. Fair values for the trust preferred securities were estimated by developing cash flow estimates for each of these debt instruments based on scheduled principal and interest payments and current interest rates. Once the cash flows were determined, a market rate for comparable subordinated debt was used to discount the cash flows to the present value. The estimated fair value for FNB's junior subordinated debentures is significantly lower than carrying value since credit spreads (i.e., spread to LIBOR) on similar trust preferred issues are currently much wider than when these securities were originally issued. FNB classified the fair value of junior subordinated debentures as Level 3.
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
The estimated fair values of financial instruments for continuing operations are as follows at the periods indicated.

	At March 31, 2012
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets of Continuing Operations:
Cash and cash equivalents	$468,549	$468,549	$468,549	$—	—
Investment securities: Available-for-sale	473,916	473,916	—	473,916	—
Loans held for sale	3,938	3,938	—	3,938	—
Loans, net	1,205,964	1,197,267	—	—	1,197,267
Accrued interest receivable	6,148	6,148	—	6,148	—
Financial Liabilities of Continuing Operations:
Deposits	2,120,081	2,126,245	—	2,126,245	—
Retail repurchase agreements	8,338	8,338	—	8,338	—
Federal Home Loan Bank advances	58,360	62,109	—	62,109	—
Junior subordinated debentures	56,702	38,155	—	—	38,155
Accrued interest payable	1,671	1,671	—	1,671	—

	At December 31, 2011
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets of Continuing Operations:
Cash and cash equivalents	$553,416	$553,416	$553,416	$—	$—
Investment securities: Available-for-sale	431,306	431,306	—	431,306	—
Loans held for sale	4,529	4,529	—	4,529	—
Loans, net	1,178,175	1,176,795	—	—	1,176,795
Accrued interest receivable	5,919	5,919	—	5,919	—
Financial Liabilities of Continuing Operations:
Deposits	2,129,111	2,139,093	—	2,139,093	—
Retail repurchase agreements	8,838	8,838	—	8,838	—
Federal Home Loan Bank advances	58,370	62,555	—	62,555	—
Junior subordinated debentures	56,702	36,218	—	—	36,218
Accrued interest payable	1,654	1,654	—	1,654	—
The estimated fair values of financial instruments for discontinued operations are as follows:

	As of March 31, 2012		As of December 31, 2011
(dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets of Discontinued Operations	$—	$—	$233	$233
Financial Liabilities of Discontinued Operations	—	—	—	—
There were no transfers between valuation levels for any assets during the quarter ended March 31, 2012 or the quarter ended March 31, 2011. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period when the assets are valued.
11. Subsequent Events
FNB evaluated subsequent events through the date the financial statements were issued.  As a result of that evaluation no subsequent events were identified that required recognition or disclosure in the financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following presents management's discussion and analysis of the financial condition and results of operations of FNB. Certain reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this quarterly Report on Form 10-Q. Results of operations for the periods included in this review are not necessarily indicative of results to be obtained during any future period.
Important Note Regarding Forward-Looking Statements
This quarterly Report on Form 10-Q contains statements that FNB believes are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. These statements generally relate to FNB's financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking terminology, such as “believes,” “expects,” or “are expected to,” “plans,” “projects,” “goals,” “estimates,” “may,” “should,” “could,” “would,” “intends to,” “outlook” or “anticipates,” or variations of these and similar words, or by discussions of strategies that involve risks and uncertainties. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to, those described in this quarterly Report on Form 10-Q. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information actually known to us at the time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Forward-looking statements contained in this quarterly Report on Form 10-Q are based on current expectations, estimates and projections about FNB's business, management's beliefs and assumptions made by management. These statements are not guarantees of FNB's future performance and involve certain risks, uncertainties and assumptions (called Future Factors), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. Future Factors include, without limitation:

•	changes in interest rates, spreads on earning assets and interest-bearing liabilities, the shape of the yield curve and interest rate sensitivity

•	a prolonged period of low interest rates;

•	continued and increased credit losses and material changes in the quality of our loan portfolio;

•	decline in the value of our OREO;

•	financial resources in the amount, at the times and on the terms required to support our future business;

•	increased competitive pressures in the banking industry or in FNB's markets;

•	less favorable general economic conditions, either nationally or regionally; resulting in, among other things, a reduced demand for credit or other services;

•	deterioration in the housing markets and reduced demand for mortgages;

•	changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	the outcome of legislation and regulation affecting the financial services industry, including FNB, including the effects underway as a result of the implementation of the Dodd-Frank Act;

•	changes in accounting principles and standards;

•	adverse changes in financial performance or condition of FNB's borrowers, which could affect repayment of such borrowers' outstanding loans;

•	containing costs and expenses;

•	increasing price and product/service competition by competitors;

•	rapid technological development and changes;

•	the effect of any mergers, acquisitions or other transactions to which we or our subsidiaries may from time to time be a party;

•	failure of assumptions underlying the establishment of our ALL; and

•	success at managing the risks involved in the foregoing,
All forward-looking statements speak only as of the date on which such statements are made, and FNB undertakes no obligation to update any statement, to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.
Important Factors Impacting Comparability of Results
We have accounted for our purchase of Granite Corp. using the acquisition method of accounting as of October 21, 2011, the acquisition date. The results of our operations for the three months ended March 31, 2012 include the results of Granite Corp. The results of operations for the three months ended March 31, 2011 do not include the results of Granite Corp. Our balance sheets as of March 31, 2012 and December 31, 2011 include the assets, liabilities and equity of Granite Corp., while various footnotes and tables presented as of March 31, 2011 do not include the assets, liabilities and equity of Granite Corp.

Financial highlights are presented in the accompanying table.
Selected Financial Data

(dollars in thousands, except per share data)	Three Months Ended March 31,
	2012	2011
Income Statement Data
Net interest income	$15,180	$9,207
Provision for loan losses	3,067	20,183
Noninterest income	3,826	3,697
Noninterest expense	26,848	32,864
Loss from continuing operations, before income taxes	(10,909)	(40,143)
Loss from continuing operations, net of tax	(10,832)	(40,015)
Loss from discontinued operations, net of tax	(27)	(3,693)
Net loss	(10,859)	(43,708)
Dividends on preferred stock	—	(1,020)
Net loss to common shareholders	(10,859)	(44,728)
Period End Balances
Assets	$2,387,946	$1,827,940
Loans held for sale (1)	3,938	—
Loans held for investment (2)	1,245,759	1,188,904
Allowance for loan losses (1)	(39,795)	(68,729)
Goodwill	4,205	—
Deposits	2,120,081	1,661,972
Borrowings	123,400	213,865
Shareholders' equity/(deficit)	117,974	(67,704)
Average Balances
Assets	$2,392,183	$1,910,982
Loans held for sale (1)	5,774	—
Loans held for investment (2)	1,218,575	1,263,976
Allowance for loan losses (1)	39,197	71,083
Goodwill	3,906	—
Deposits	2,116,085	1,689,577
Borrowings	123,422	216,725
Shareholders' equity/(deficit)	127,467	(11,824)
Per Common Share Data
Net loss per common share from continuing operations - basic and diluted	$(0.51)	$(359.18)
Net loss per common share from discontinued operations - basic and diluted	—	(32.32)
Net loss per common share - basic and diluted	(0.51)	(391.50)
Book value (3)	5.59	(1,165.95)
Tangible book value (3)	5.02	(1,200.74)
Performance Ratios
Return on average assets	(1.82)%	(8.49)%
Return on average tangible assets (3)	(1.83)	(8.51)
Return on average equity (4)	(34.26)	NM
Return on average tangible equity (3)	(37.81)	NM

Net interest margin (tax equivalent)	2.82	2.13
Asset Quality Ratios
Allowance for loan losses to period end loans held for investment (1)	3.19%	5.78%
Nonperforming loans to period end allowance for loan losses (1)	264.71	425.71
Net charge-offs (annualized) to average loans held for investment	0.87	14.48
Nonperforming assets to period end loans held for investment and foreclosed property (5)	15.53	28.66
Capital and Liquidity Ratios
Average equity to average assets	5.33%	(0.62)%
Total risk-based capital	12.93	(6.13)
Tier 1 risk-based capital	10.53	(6.13)
Leverage capital	6.22	(4.28)
Average loans to average deposits	57.59	74.81
Average loans to average deposits and borrowings	54.41	66.31
NM - Not Meaningful
(1) Excludes discontinued operations.
(2) Loans held for investment, net of unearned income, before allowance for loan losses.
(3) Refer to the "Non-GAAP Measures" section in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(4) Net loss to common shareholders, which excludes preferred stock dividends, divided by average realized common equity which excludes accumulated other comprehensive loss.
(5) Nonperforming loans and nonperforming assets include loans past due 90 days or more that are still accruing interest.

Overview
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
We earn revenue primarily from interest on loans, securities investments and fees charged for financial services provided to our customers. Offsetting these revenues are the cost of deposits and other funding sources, provision for loan losses and write-downs in the value of our OREO, and other operating costs such as: salaries and employee benefits, occupancy, data processing expenses, merger related expenses and tax expense.

Results of Operations
Net Interest Income
Our principal source of revenue is net interest income. Net interest income is the difference between interest income earned on interest-earning assets, primarily loans and investment securities, and interest expense paid on interest-bearing deposits and other interest-bearing liabilities. This measure represents the largest component of income for FNB. The net interest margin measures how effectively we manage the difference between the interest income earned on interest-earning assets and the interest expense paid for funds to support those assets. Changes in interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities, the rate of growth of the interest-earning assets and interest-bearing liabilities base, the ratio of interest-earning assets to interest-bearing liabilities, and the management of interest rate sensitivity factor into fluctuations within net interest income. An analysis is presented in the Average Balances and Net Interest Income Analysis for the three month periods ended March 31, 2012 and 2011.
Net interest income was $15.2 million for the three month period ended March 31, 2012 compared to $9.2 million for the same period in 2011 primarily related to the addition of Granite net interest income of $7.7 million during the first quarter of 2012.
Net interest margin (taxable equivalent) improved 69 basis points from 2.13% in the first three months of 2011 to 2.82% in the first three months of 2012. The increase was attributable to the impact of the Merger, the impact of management strategies to shift the mix of deposits to lower rate demand, savings and money market deposits and the Granite acquisition, and the reduction of nonperforming loans compared to the first quarter of 2011. The yield on average earning assets increased by 15 basis points during the first quarter of 2012 to 3.71% from 3.56% in the first quarter of 2011. The cost of interest-bearing liabilities declined during the first quarter of 2012 by 48 basis points to 0.97% compared to 1.45% in the first quarter of 2011, primarily as a result of the deposit mix shift and the impact of the accretion of fair value marks at Granite. Importantly, the cost of interest-bearing deposits declined 46 basis points from 1.37% for the first quarter 2011 to 0.91% for the first quarter of 2012.
The following table summarizes the average balance sheets and net interest income/margin analysis for the three-months ended March 31, 2012 and 2011. FNB's interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively.

Average Balances and Net Interest Income Analysis - First Quarter

	Three Months Ended March 31,
	2012			2011
			Average			Average
(dollars in thousands)	Average	Income /	Yield /	Average	Income /	Yield /
	Balance (3)	Expense	Rate	Balance (3)	Expense	Rate
Interest-earning assets:
Loans (1)(2)	$1,224,349	$17,006	5.59%	$1,263,976	$13,069	4.19%
Taxable investment securities	437,861	2,684	2.47	326,677	2,080	2.58
Tax-exempt investment securities (1)	—	—	—	10,404	251	9.78
Other earning assets	507,754	350	0.28	157,006	165	0.43
Assets of discontinued operations	115	—	—	21,036	43	0.83
Total earning assets	2,170,079	20,040	3.71	1,779,099	15,608	3.56
Noninterest-earning assets:
Cash and due from banks	32,172			26,219
Goodwill and core deposit premium	11,960			4,105
Other assets, net	177,944			100,023
Assets of discontinued operations	28			1,536
Total assets	$2,392,183			$1,910,982

Interest-bearing liabilities:
Interest-bearing demand deposits	$347,932	$386	0.45%	$228,822	$482	0.85%
Savings deposits	69,997	26	0.15	44,450	28	0.26
Money market deposits	433,498	496	0.46	304,057	583	0.78
Time deposits	1,024,156	3,315	1.30	957,289	4,075	1.73
Total interest-bearing deposits	1,875,583	4,223	0.91	1,534,618	5,168	1.37
Retail repurchase agreements	8,354	8	0.39	9,824	18	0.74
Federal Home Loan Bank advances	58,366	279	1.92	144,477	698	1.96
Other borrowed funds	56,702	303	2.15	62,424	378	2.46
Total interest-bearing liabilities	1,999,005	4,813	0.97	1,751,343	6,262	1.45
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	240,502			154,959
Other liabilities	24,675			14,725
Shareholders' equity/(deficit)	127,467			(11,824)
Liabilities of discontinued operations	534			1,779
Total liabilities and shareholders' equity	$2,392,183			$1,910,982

Net interest income and net yield on earning assets (4)		$15,227	2.82%		$9,346	2.13%

Interest rate spread (5)			2.74%			2.11%
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

Provision for Loan Losses
This provision is the charge against earnings added to the ALL each year, net of charge-offs and recoveries, to provide a level of allowance considered appropriate to absorb probable losses inherent in the loan portfolio. The amount of this period's charge is affected by several considerations, including management's evaluation of various risk factors in determining the adequacy of the allowance (see additional discussion under “Asset Quality”), actual loan loss experience and changes in the loan portfolio.
During the three month period ended March 31, 2012, the provision for loan losses, excluding discontinued operations, was $3.1 million, compared to $20.2 million, in the same period of 2011 as a result of reductions in nonperforming loans. Net charge-offs for the three months ended March 31, 2012 totaled $2.6 million, or 0.87% of annualized average loans, reduced from $45.1 million, or 14.48% of annualized average loans for the same period in 2011, also as a result of reductions in nonperforming loans.
Noninterest Income
Noninterest income includes fees and service charges on deposit accounts, fees from cardholder and merchant services, fees and commissions related to trust and investment services and all other types of noninterest revenue.
For the three months ended March 31, 2012, noninterest income, excluding discontinued operations, was $3.8 million compared to $3.7 million for the same period in 2011. The increase was the result of $1.1 million in noninterest income for Granite, offset by declines in service charges on deposits as a result of decreased NSF and overdraft fees, in trust and investment services associated with reductions in assets under management and lower earnings on bank-owned life insurance as a result of the death of an insured participant during the first quarter of 2011.

	For Three Months Ended
(dollars in thousands)	March 31,
	2012	2011
Service charges on deposit accounts	$1,960	$1,445
Mortgage loan income	36	121
Cardholder and merchant services income	997	766
Trust and investment services	202	401
Bank owned life insurance	306	400
Other service charges, commissions and fees	254	252
Securities (loss)/gains, net	(46)	13
Gain on fair value swap	—	92
Other income	117	207
Total noninterest income	$3,826	$3,697
Noninterest Expense
Noninterest expense includes salary and employee benefits, occupancy and equipment, expenses associated with other real estate owned, including write-downs and one-time expenses related to the acquisition and integration of Granite.
Noninterest expenses were $26.8 million in the first quarter of 2012 compared to $32.9 million in the same period of 2011, a decrease of $6.0 million, or 18%. The decrease in noninterest expense was primarily attributable to a $10.7 million decrease in OREO write-downs and expenses, offset by $2.3 million in one-time expenses associated with the integration of Granite and by the addition of $5.4 million in Granite noninterest expenses (excluding merger and OREO expenses). FDIC insurance costs declined as a result of the new FDIC assessment rates based on the improved capital position of CommunityOne and Granite, among other factors.
Merger-related expenses included $0.7 million in accruals associated with expected branch closures and $1.0 million in termination costs for information system contracts.

	For Three Months Ended
(dollars in thousands)	March 31,
	2012	2011
Personnel expense	$9,987	$6,494
Net occupancy expense	1,553	1,186
Furniture, equipment and data processing expense	1,976	1,607
Professional fees	1,264	1,239
Stationery, printing and supplies	141	120
Advertising and marketing	129	140
Other real estate owned expense	5,519	16,186
Credit/debit card expense	410	392
FDIC insurance	598	1,863
Loan collection expense	746	1,000
Merger-related expense	2,258	—
Core deposit intangible amortization	352	199
Other expense	1,915	2,438
Total noninterest expense	$26,848	$32,864
Full-time equivalent employees averaged 627 employees for the first quarter 2012 versus 497 employees for the first quarter of 2011. The increase is a direct result of the acquisition of Granite in October 2011.
Provision for Income Taxes
Excluding discontinued operations, FNB had an income tax benefit totaling $0.1 million for the first quarter of 2012 and 2011, respectively. FNB's provision for income taxes, as a percentage of loss before income taxes, excluding discontinued operations, was 0.71% for the three months ended March 31, 2012, compared to 0.32% for the three months ended March 31, 2011.
Balance Sheet Review
Total assets at March 31, 2012 were $2,387.9 million, a decrease of $21.2 million, or 0.9%, compared to total assets of $2,409.1 million at December 31, 2011.
Cash and interest-bearing balances were $468.5 million at March 31, 2012, a decrease of $84.9 million, or 15.3%, compared to $553.4 million at December 31, 2011 primarily attributable to the purchase of $61.9 million of residential mortgage loans and the purchase of $42.6 million of securities (net of sales and repayments), offset by loan repayments and OREO sales.
Investment securities increased $42.6 million during the first quarter of 2012, from $431.3 million at December 31, 2011 to $473.9 million at March 31, 2012, an increase of 9.9%. The portfolio is comprised of U.S. federal agency securities and federal agency MBSs (GSE), securities of U.S. state and political subdivisions, private residential MBSs and corporate debt securities.
Gross loans held for investment increased $28.2 million, or 2.3%, during the first quarter of 2012, from $1,217.5 million at December 31, 2011 to $1,245.8 million at March 31, 2012. During the quarter, FNB closed on the purchase of $61.9 million of performing residential mortgage loans.
Other real estate owned decreased $5.8 million during the first quarter of 2012, from $110.0 million at December 31, 2011 to $104.2 million at March 31, 2012.
Total deposits were $2,120.1 million at March 31, 2012, a decline of $9.0 million, or (0.4)% from $2,129.1 million at December 31, 2011. Management has implemented strategies to shift the mix of deposits from higher cost time deposits, including higher rate CD's and brokered CD's, towards lower rate demand, savings and money market deposits. At March 31, 2012, CD's comprised 46.6% of total deposits compared to 49.1% at December 31, 2011. Noninterest-bearing deposits increased $21.8 million, or 9.3%, from $234.7 million at December 31, 2011 to $256.4 million at March 31, 2012. Total cost of interest-bearing deposits declined by 46 basis points from 1.37% in the first quarter of 2011 to 0.91% in the first quarter 2012.
Shareholders' equity at March 31, 2012 was $118.0 million as compared to $129.0 million at December 31, 2011. The book value per share was $5.59 and average equity to average assets was 5.33% at March 31, 2012 as compared to a book value per share of $6.11 and average equity to average assets of (1.19)% at December 31, 2011. The change in shareholders' equity reflects a net loss to common shareholders for the first three months ended March 31, 2012 of $10.9 million. FNB United did not declare common dividends during the first three months ended March 31, 2012, and will not be able to pay any dividends until such time as FNB returns to profitability and either receives or is not required to receive regulatory approval for the payment of dividends. FNB United does not expect to pay dividends to shareholders for the foreseeable future.

Investment Securities
FNB evaluates all securities on a quarterly basis, and more frequently as economic conditions warrant, to determine if an other-than-temporary impairment (“OTTI”) exists. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than book value, the financial conditions and near-term prospects of the issuer, and the ability and intent of FNB to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, FNB may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income/(loss) in shareholders' equity) and not recognized in income until the security is ultimately sold. As of March 31, 2012, there were no securities considered by FNB to have OTTI.
Asset Quality
Management considers the asset quality of FNB to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. As part of the loan review function, FNB engages a third-party assessment group to review the underwriting documentation and risk grading analysis. In addition to continuing to rely on third-party loan reviews, a formal internal credit review function commenced in 2011 to provide more timely responses. This function reports directly to the Risk Management Committee of the Board of Directors, and is independent of loan origination. During the first quarter of 2012, our internal loan review completed its review of the Granite loans acquired in the Merger.
The allowance for loan losses at December 31, 2011 increased marginally from $39.4 million to $39.8 million at March 31, 2012. As a percentage of gross loans, the allowance for loan losses declined from 3.23% at December 31, 2011 to 3.19% at March 31, 2012.
During the three month period ended March 31, 2012, FNB charged off $4.0 million in loans and realized $1.4 million in recoveries, for $2.6 million of net charge-offs. The majority of the loans that were charged off were loans that had been in impairment status and had specific reserves assigned to them in prior periods.
Acquired Loans
Loans acquired in the Merger ("Acquired Loans") include purchased credit-impaired loans ("PCI loans") and performing revolving consumer and commercial loans.
PCI loans are segregated into pools and recorded at estimated fair value on the date of acquisition without the carryover of the related ALL. PCI loans are accounted for under ASC 310-30 when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition we will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the date of acquisition may include statistics such as past due status, nonaccrual status and risk grade. PCI loans generally meet FNB's definition for nonaccrual status, however, even if the borrower is not currently making payments, FNB will classify loans as accruing if FNB can reasonably estimate the amount and timing of future cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference.
Periodically, we estimate the expected cash flows for each pool of the PCI loans and evaluate whether the expected cash flows for each pool have changed from prior estimates. Decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or reclassification from nonaccretable difference to accretable yield with a positive impact on future interest income. Excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.
We have elected to treat the Granite portfolio under ASC 310-30, with the exception of performing revolving consumer and commercial loans, which are being accounted for under ASC 310-20.
At March 31, 2012, no ALL was required for the acquired Granite loans, and in addition, the acquired Granite loans are presented on an accruing basis.
Nonperforming Assets
Nonperforming assets are comprised of nonaccrual loans, accruing loans past due 90 days or more, repossessed assets and OREO. Nonperforming loans are loans placed in nonaccrual status when, in management's opinion, the collection of all or a portion of interest becomes doubtful. Loans are returned to accrual status when the factors indicating doubtful collectability cease to exist and the loan has performed in accordance with its terms for a demonstrated period of time. OREO represents real estate acquired through foreclosure or deed in lieu of foreclosure and is generally carried at fair value, less estimated costs to sell.
The level of nonperforming loans decreased from $106.0 million or 8.7% of loans held for investment at December 31, 2011, to $105.3 million, or 8.5% of loans held for investment at March 31, 2012. OREO and repossessed assets were $104.4 million at

March 31, 2012, compared to $110.4 million at December 31, 2011, a decline of $6.0 million. During the first quarter of 2012, we recorded net write-downs and net loss on sales of OREO of $3.9 million as compared to $14.3 million during the first quarter of 2011. Depressed market conditions have adversely impacted, and may continue to adversely impact, the financial condition and liquidity position of certain borrowers. Additionally, the value of real estate collateral may come under further pressure from weak economic conditions and prevailing unemployment levels resulting in additional delinquencies and loans being placed on nonaccrual.
The soft real estate market in 2011 and 2012 has adversely affected the financial condition and liquidity position of certain borrowers. Real estate secured lending (including commercial, construction, land development, and residential single family housing) is a large portion of our loan portfolio. These categories constitute $1.1 billion, or approximately 87.0%, of our total loan portfolio. These categories are generally affected by changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. The downturn in the real estate markets in which we originate, purchase, and service mortgage and other loans hurt our business because these loans are secured by real estate. Further declines will adversely affect the value of real estate collateral of loans secured by real estate, which could adversely affect our future earnings.
Allowance for Loan Losses
In determining the ALL and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to a review of individual loans, historical loan loss experience, the value and adequacy of collateral, as well as the economic conditions in our market area. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In addition, the OCC, as an integral part of its examination process, periodically reviews CommunityOne and Granite's ALL. The OCC may require the banks to recognize changes to the allowance based on its judgments about information available to them at the time of its examinations. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance.
Estimated credit losses should meet the criteria for accrual of a loss contingency, i.e., a provision to the ALL, set forth in GAAP. Our methodology for determining the ALL is based on the requirements of GAAP, the Interagency Policy Statement on the Allowance for Loan and Lease Losses and other regulatory and accounting pronouncements. The ALL is determined by the sum of three separate components:  (i) the impaired loan component, which addresses specific reserves for impaired loans; (ii) the general reserve component, which addresses reserves for pools of homogeneous loans; and (iii) an unallocated reserve component (if any) based on management's judgment and experience. The loan pools and impaired loans are mutually exclusive; any loan that is impaired should be excluded from its homogenous pool for purposes of that pool's reserve calculation, regardless of the level of impairment. However, FNB has established a de minimis threshold for loan exposures that, if found to be impaired, will have impairment determined by applying the same general reserve rate as nonimpaired loans within the same pool.
Excluding discontinued operations, the ALL, as a percentage of loans held for investment, amounted to 3.19% at March 31, 2012 compared to 3.23% at December 31, 2011. In addition, as of March 31, 2012, FNB had loans with a book value of $351.2 million that were acquired in the Merger that have no ALL associated with them. Excluding these loans, the ALL was 4.45% of loans held for investment. Net charge-offs were $2.6 million in the first three months of 2012 compared to $45.1 million in the first three months of 2011. Annualized charge-offs in the first quarter of 2012 fell to 0.87% of average loans, from 14.48% in the same period of 2011. A substantial portion of 2012 charge-offs were related to impaired loans, and consisted of loans considered wholly impaired and loans with partial impairment. The provision for losses charged to operations in the first three months of 2012 decreased to $3.1 million from $20.2 million in 2011.
Management continually performs thorough analyses of the loan portfolio. As a result of these analyses, certain loans have migrated to higher, more adverse risk grades and an aggressive posture towards the timely charge-off of identified impairment has also continued. Actual past due loans and loan charge-offs have remained at manageable levels and management continues to diligently work to improve asset quality. Management believes the ALL of $39.8 million at March 31, 2012 is adequate to cover probable losses inherent in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management's judgments are based on numerous assumptions about current events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of FNB. Additional information on the ALL is presented in Note 6 to the consolidated financial statements.
The following table presents FNB's investment in loans considered to be impaired and related information on those impaired loans as of March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, held for sale	$3,938	$—	$4,529	$—
Impaired loans, not individually reviewed for impairment	5,479	—	5,127	—
Impaired loans, individually reviewed, with no impairment	49,937	—	53,885	—
Impaired loans, individually reviewed, with impairment	47,471	11,671	42,356	11,090
Total impaired loans *	$106,825	$11,671	$105,897	$11,090

Average impaired loans calculated using a simple average	$106,370		$112,600
* Included at March 31, 2012 and December 31, 2011 were $3.8 million and $2.9 million, respectively, in restructured and performing loans.
Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of FNB's customers. Deposit withdrawals, loan funding and general corporate activity create a need for liquidity for FNB. Liquidity is derived from sources such as deposit growth; maturity, calls, or sales of investment securities; principal and interest payments on loans and access to borrowed funds or lines of credit.
Consistent with the general approach to liquidity, loans and other assets of FNB are funded based primarily on a core of local deposits. To date, a stable retail deposit base and a modest amount of brokered deposits have been adequate to meet FNB's loan obligations, while maintaining the desired level of immediate liquidity. Additionally, a substantial investment securities portfolio is available for both immediate and secondary liquidity purposes.
During the first quarter of 2012, FNB resumed deferring the payment of cash dividends on its outstanding junior subordinated debentures.
As of March 31, 2012, available borrowing under credit lines totaled $67.8 million, compared to $74.5 million at December 31, 2011. FNB could also access $41.4 million of additional borrowings under credit lines by pledging additional collateral.
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
FNB's balance sheet was asset-sensitive at March 31, 2012. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. FNB's asset sensitivity is primarily derived from a large cash and due from banks position, a large concentration in prime-based commercial loans that adjust as the prime interest rate changes and the long duration of its indeterminate term deposits. These prime based loans are primarily funded by deposits that are not expected to reprice as quickly as the loans. Since the prime rate is not expected to decline below current levels, FNB's risk to lower interest rates is low.
Capital Adequacy and Resources
Under guidelines established by the Federal Reserve Board and each federal banking agency, including the OCC and FDIC, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The guidelines define an institution's total qualifying capital as having two components: Tier 1 capital, which must be at least 50% of total qualifying capital and is mainly comprised of common equity, retained earnings and qualifying preferred stock, less certain intangibles; and Tier 2 capital, which may include the ALL up to a maximum of 1.25% of risk weighted assets, qualifying subordinated debt, qualifying preferred stock and hybrid capital instruments. The requirements also define the weights assigned to assets and off-balance sheet items to determine the risk weighted asset components of the risk-based capital rules.
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

Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution's exposure to a decline in the economic value of its capital due to changes in interest rates, and an institutions ability to manage those risks are important factors that are to be taken into account by the federal banking agencies in assessing an institution's overall capital adequacy.
Under the Consent Order CommunityOne entered into with the OCC on July 22, 2010, CommunityOne is required to maintain a leverage capital ratio of 9% and a total risk based capital ratio of 12%. Under the Order that Granite entered into with the FDIC and the North Carolina Commissioner of Banks ("NCCOB") on August 17, 2009, Granite is required to maintain a leverage capital ratio of 8% and a total risk based ratio of 12%. At March 31, 2012, FNB had a total risk-based capital ratio of 12.93% and a Tier 1 risk-based capital ratio of 10.53%. CommunityOne and Granite had a total risk-based capital ratio of 13.07% and 12.92%, respectively, and a Tier 1 risk-based capital ratio of 11.78% and 12.86%, respectively. FNB had a leverage capital ratio of 6.22% at March 31, 2012, and each of CommunityOne and Granite had leverage capital ratios of 6.86% and 7.64%, respectively. As of March 31, 2012, neither CommunityOne nor Granite was in compliance with the leverage capital requirement of its respective Order.
The prompt corrective action provisions of federal law require the federal bank agencies to take prompt corrective action to resolve problems of insured depository institutions such as CommunityOne and Granite. The extent of these powers depends upon whether the institution is designated as well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. The minimum capital requirements to be characterized as “well-capitalized” and “adequately capitalized,” as defined by the prompt corrective action provision of federal law, the capital requirements required under the Orders, and each of CommunityOne's and Granite's capital ratios as of March 31, 2012 were as follows:

			Minimum Regulatory Requirement
					Pursuant to Order
	CommunityOne Bank	Bank of Granite	Adequately Capitalized	Well- Capitalized	CommunityOne Bank	Bank of Granite
Total risk-based capital ratio	13.07%	12.92%	8.00%	10.00%	12.00%	12.00%
Tier 1 risk-based capital ratio	11.78%	12.86%	4.00%	6.00%	—	—
Leverage capital ratio	6.86%	7.64%	4.00%	5.00%	9.00%	8.00%
As of March 31, 2012, CommunityOne and Granite were designated under these prompt corrective action provisions as "adequately capitalized" by the OCC and FDIC, respectively, because each bank continues to be subject to an Order.
Application of Critical Accounting Policies
FNB's accounting policies are in accordance with GAAP and with general practice within the banking industry and are fundamental to understanding management's discussion and analysis of results of operations and financial condition. Our significant accounting policies are discussed in detail in Note 1 of the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2011, as amended ("Form 10-K"), and are described below.
Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of OREO, carrying value of investment securities, business combinations and treatment of deferred tax assets. Actual results could differ from those estimates.
Allowance for Loan Losses
The ALL, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management's best estimate of probable loan losses incurred as of the balance sheet date. FNB's ALL is also assessed quarterly by management. This assessment includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. FNB has grouped its loans into pools according to the loan segmentation regime employed on schedule RC-C of the FFIEC's Consolidated Report of Condition and Income. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used. See additional discussion under Asset Quality.
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
Carrying Value of Securities

Securities designated as available-for-sale are carried at fair value. However, the unrealized difference between amortized cost and fair value of securities available-for-sale is excluded from net income unless there is an other than temporary impairment and is reported, net of deferred taxes, as a component of shareholders' equity as accumulated other comprehensive income (loss). Securities held-to-maturity are carried at amortized cost, as the banks have the ability, and management has the positive intent, to hold these securities to maturity. Premiums and discounts on securities are amortized and accreted according to the interest method.
Business Combinations
Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method the acquiring entity in a business combination recognizes 100% of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceed the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Purchased credit-impaired loans ("PCI") are recorded at fair value at acquisition date. Therefore, amounts deemed uncollectible at acquisition date become part of the fair value determination and are excluded from the allowance for loan and lease losses. Following acquisition, we periodically review PCI loans to determine if changes in estimated cash flows have occurred. Subsequent decreases in the amount expected to be collected result in a provision for loan losses with a corresponding increase in the allowance for loan losses. Subsequent increases in the amount expected to be collected result in a reversal of any previously recorded provision for loan losses and related allowance for loan losses, if any, or prospective adjustment to the accretable yield if no provision for loan losses had been recorded. Results of operations of an acquired business are included in the statement of earnings from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred.
Treatment of Deferred Tax Assets
Management's determination of the realization of deferred tax assets is based upon its judgment of various future events and uncertainties, including the timing and amount of future income earned by certain subsidiaries and the implementation of various tax plans to maximize realization of the deferred tax assets. In evaluating the positive and negative evidence to support the realization of the asset under current guidance, given the current credit crisis and economic conditions, there is insufficient positive evidence to support a conclusion that it is more likely than not this asset will be realized in the foreseeable future. Examinations of the income tax returns or changes in tax law may impact FNB's tax liabilities and resulting provisions for income taxes.
A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the increased credit losses, the FNB continues to be in a three-year cumulative pre-tax loss position as of March 31, 2012. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset, which is difficult to overcome. FNB's estimate of the realization of its deferred tax assets was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years and estimated unrealized losses in the available-for-sale investment portfolio. FNB did not consider future taxable income in determining the realizability of its deferred tax assets. FNB expects its income tax expense (benefit) will be negligible for the next several quarters until profitability has been restored for a reasonable time and such profitability is considered sustainable. At that time, the valuation allowance would be reversed. Reversal of the valuation allowance requires a great deal of judgment and will be based on the circumstances that exist as of that future date. If future events differ significantly from our current forecasts, we may need to increase this valuation allowance, which could have a material adverse effect on the results of operations and financial condition.
The Merger was considered a change in control for Granite Corp. under Internal Revenue Code Section 382 and the Regulations, thereunder. Accordingly, we are required to evaluate potential limitation or deferral of its ability to carryforward pre-acquisition net operating losses and to determine the amount of net unrealized built-in losses (“NUBIL”), which may be subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, NUBIL realized within 5 years of the change in control are subject to potential limitation, which for us is October 20, 2016. Through that date, we will continue to analyze our ability to utilize such losses to offset anticipated future taxable income, however, this estimate will not be known until the five-year recognition period expires. Losses limited under these provisions are generally limited to a carryforward period of 20 years, subject to the annual limitation and expire if not used by the end of that period. As of March 31, 2012, total deferred tax assets attributable to Granite Corp. and subsidiaries were approximately $35.5 million which is offset by a valuation allowance of $34.1 million. We anticipate that some of these benefits from the net operating losses and built-in losses will not ultimately be realized; however, that amount is subject to continuing analysis and has not yet been determined.
Summary
Management believes the accounting estimates related to the ALL, the valuation of OREO, the carrying value of securities, business combination accounting, and the valuation allowance for deferred tax assets are “critical accounting estimates” because: (1) the estimates are highly susceptible to change from period to period as they require management to make assumptions concerning the changes in the types and volumes of the portfolios and anticipated economic conditions, and (2) the impact of recognizing an impairment or loan loss could have a material effect on the FNB's assets reported on the balance sheet as well as its net earnings.
Non-GAAP Measures
This quarterly Report on Form 10-Q contains financial information determined by methods other than in accordance with GAAP. We use these non-GAAP measures in our analysis of FNB's performance. Some of these non-GAAP measures exclude goodwill and core deposit premiums from the calculations of return on average assets and return on average equity. We believe presentations of financial measures excluding the impact of goodwill and core deposit premiums provide useful supplemental information that is essential to a proper understanding of the operating results of our core businesses. In addition, certain designated net interest income amounts are presented on a taxable equivalent basis. We believe that the presentation of net interest income on a taxable equivalent basis aids in the comparability of net interest income arising from taxable and tax-exempt sources. Further, we use other non-GAAP measures that exclude preferred stock and common stock warrants to report equity available to holders of our common stock. We believe that measures that exclude these items provide useful supplemental information that enhances an understanding of the equity that is available to holders of different classes of FNB's stock.
These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.
These non-GAAP financial measures are “common shareholders' equity,” “tangible common shareholders' equity,” “tangible equity,” “tangible assets” and “tangible book value.” FNB's management, the entire financial services sector, bank stock analysts, and bank regulators use these non-GAAP measures in their analysis of our performance.

•	“Common shareholders' equity” is shareholders' equity reduced by preferred stock and the common stock warrant.

•	“Tangible common shareholders' equity” is shareholders' equity reduced by preferred stock, the common stock warrant, goodwill and other intangible assets.

•	“Tangible shareholders' equity” is shareholders' equity reduced by recorded goodwill, other intangible assets and preferred stock.

•	“Tangible assets” are total assets reduced by recorded goodwill, other intangible assets and preferred stock.

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

The following table provides a more detailed analysis of these non-GAAP measures.

(dollars in thousands, except per share data)	March 31, 2012	December 31, 2011	March 31, 2011
Total shareholders' equity/(deficit)	$117,974	$129,015	$(67,704)
Less:
Preferred stock	—	—	61,611
Common stock warrant	—	—	3,891
Common shareholders' equity/(deficit)	$117,974	$129,015	$(133,206)
Total shareholders' equity/(deficit)	$117,974	$129,015	$(67,704)
Less:
Goodwill	4,205	3,905	—
Core deposit intangible	7,825	8,177	3,975
Preferred stock	—	—	61,611
Common stock warrant	—	—	3,891
Tangible common shareholders' equity/(deficit)	$105,944	$116,933	$(137,181)
Total shareholders' equity/(deficit)	$117,974	$129,015	$(67,704)
Less:
Goodwill	4,205	3,905	—
Core deposit intangible	7,825	8,177	3,975
Tangible shareholders' equity/(deficit)	$105,944	$116,933	$(71,679)
Total assets	$2,387,946	$2,409,108	$1,827,940
Less:
Goodwill	4,205	3,905	—
Core deposit intangible	7,825	8,177	3,975
Tangible assets	$2,375,916	$2,397,026	$1,823,965
Book value per common share	$5.59	$6.11	$(1,165.95)
Effect of intangible assets	(0.57)	(0.57)	(34.79)
Tangible book value per common share	5.02	5.54	(1,200.74)

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The objective of FNB's asset/liability management function is long term maximization of net interest income within FNB risk guidelines. This objective is accomplished through management of our balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates and customer preferences.
The goal of liquidity management is to provide adequate funds to meet changes in loan demand or unexpected deposit withdrawals. This is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity and achieving consistent growth in core deposits.
Management considers interest rate risk FNB's most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of our net interest income is largely dependent upon the effective management of interest rate risk.
To identify and manage its interest rate risk, we employ an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on contractual cash flows and repricing characteristics and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes management projections for activity levels in each of the product lines offered by CommunityOne and Granite. Assumptions are inherently uncertain and the measurement of net interest income or the impact of rate fluctuations on net interest income cannot be precisely predicted. Actual results may differ from simulated results due to timing, magnitude, and frequency of interest changes as well as changes in market conditions and management strategies. FNB's Asset/Liability Management Committee (“ALCO”), which includes senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk.
Management does not believe there has been any significant change in the overall performance of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and estimated fair values, since the analysis presented in the Form 10-K.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Sections 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934), was carried out under the supervision and with the participation of FNB's Chief Executive Officer and Chief Financial Officer and several other members of senior management as of March 31, 2012, the last day of the period covered by this Quarterly Report. FNB's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management (including FNB's Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
First Quarter Internal Control Changes
During the first quarter of 2012, management implemented enhanced control processes over the OREO subledger, including a redesigned OREO system, improved documentation of system maintenance procedures, enhanced audit trails, improved security, weekly reconciliation frequency and automated notifications from our appraisal workflow system of new appraisal information when received.
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
In the ordinary course of operations, FNB is party to various legal proceedings. Other than noted below, FNB is not involved in, nor has it terminated during the first quarter of 2012, any pending legal proceedings other than routine, nonmaterial proceedings occurring in the ordinary course of business.
As described in Item 3., Legal Proceedings, of the Form 10-K, Howe Barnes Hoefer & Arnett, Inc., an affiliate of Raymond James Financial, Inc., filed a complaint in Wake County Superior Court in North Carolina seeking monetary damages against FNB and CommunityOne. There has been no change in the status of this litigation since the filing date of the complaint.
Item 1A.     Risk Factors
There have been no material changes to the risk factors that we have previously disclosed in Item 1A - “Risk Factors” in our Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Repurchases
Not Applicable
Item 3.    Defaults Upon Senior Securities
Not Applicable
Item 4.    Mine Safety Disclosures
Not Applicable
Item 5. Other Information
None
Item 6.    Exhibits
Exhibits to this report are listed in the Index to Exhibits on page 51 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FNB United Corp.
(Registrant)

Date: May 15, 2012                    By:    /s/ DAVID L. NIELSEN
David L. Nielsen
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.                    Description of Exhibit
31.1    Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101     Financial Statements submitted in XBRL format