Form 10-Q
period 2012-06-30
FNB United Corp.
filed 2012-08-10
CIK 764811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012	Commission File Number 0-13823

FNB UNITED CORP.
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1456589
(State of Incorporation)	(I.R.S. Employer Identification No.)
150 South Fayetteville Street
Asheboro, North Carolina	27203
(Address of principal executive offices)	(Zip Code)

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

As of August 6, 2012 (the most recent practicable date), the Registrant had outstanding approximately 21,588,034 shares of Common Stock.

FNB United Corp. and Subsidiaries
Report on Form 10-Q
June 30, 2012

i

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
FNB United Corp. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)	June 30, 2012	December 31, 2011
Assets
Cash and due from banks	$32,733	$35,773
Interest-bearing bank balances	331,146	517,643
Investment securities:
Available-for-sale, at estimated fair value (amortized cost of $473,438 in 2012 and $430,836 in 2011)	477,136	431,306
Loans held for sale	1,324	4,529
Loans held for investment	1,281,823	1,217,535
Less: Allowance for loan losses	(38,551)	(39,360)
Net loans held for investment	1,243,272	1,178,175
Premises and equipment, net	52,893	53,763
Other real estate owned	86,183	110,009
Core deposit premiums	7,473	8,177
Goodwill	4,205	3,905
Bank-owned life insurance	38,172	37,515
Other assets	27,224	28,068
Assets from discontinued operations	—	245
Total Assets	$2,301,761	$2,409,108
Liabilities
Deposits:
Noninterest-bearing demand deposits	$262,087	$234,673
Interest-bearing deposits:
Demand, savings and money market deposits	868,335	849,828
Time deposits of $100,000 or more	343,235	394,431
Other time deposits	568,113	650,179
Total deposits	2,041,770	2,129,111
Retail repurchase agreements	11,455	8,838
Federal Home Loan Bank advances	58,350	58,370
Junior subordinated debentures	56,702	56,702
Other liabilities	25,482	25,980
Liabilities from discontinued operations	—	1,092
Total Liabilities	2,193,759	2,280,093
Shareholders' Equity
Preferred stock Series A, $10.00 par value; authorized 200,000 shares, no shares issued and outstanding in 2012 and 2011	—	—
Preferred stock, $1.00 par value, authorized 15,000,000 shares, no shares issued and outstanding in 2012 and 2011	—	—
Common stock, no par value; authorized 2,500,000,000 shares, issued 21,587,880 shares in 2012 and 21,102,668 shares in 2011	461,169	455,166
Accumulated deficit	(351,179)	(322,182)
Accumulated other comprehensive loss	(1,988)	(3,969)
Total Shareholders' Equity	108,002	129,015
Total Liabilities and Shareholders' Equity	$2,301,761	$2,409,108
See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries
Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest Income
Interest and fees on loans	$17,235	$12,221	$34,194	$25,282
Interest and dividends on investment securities:
Taxable income	2,887	2,717	5,571	4,798
Non-taxable income	—	134	—	297
Other interest income	310	118	660	284
Total interest income	20,432	15,190	40,425	30,661
Interest Expense
Deposits	3,701	4,963	7,924	10,132
Retail repurchase agreements	9	14	17	31
Federal Home Loan Bank advances	387	703	666	1,401
Other borrowed funds	286	318	589	696
Total interest expense	4,383	5,998	9,196	12,260
Net Interest Income before Provision for Loan Losses	16,049	9,192	31,229	18,401
Provision for loan losses	7,778	33,580	10,845	53,763
Net Interest Income/(Loss) after Provision for Loan Losses	8,271	(24,388)	20,384	(35,362)
Noninterest Income
Service charges on deposit accounts	1,960	1,485	3,920	2,929
Mortgage loan income	287	(14)	323	107
Cardholder and merchant services income	1,046	841	2,043	1,607
Trust and investment services	256	350	458	752
Bank owned life insurance	314	266	620	666
Other service charges, commissions and fees	271	216	525	356
Securities (loss)/gains, net	2,002	(98)	1,956	(84)
Gain on fair value swap	—	77	—	169
Other income	396	162	513	365
Total noninterest income	6,532	3,285	10,358	6,867
Noninterest Expense
Personnel expense	10,541	6,231	20,528	12,725
Net occupancy expense	1,603	1,117	3,156	2,303
Furniture, equipment and data processing expense	2,020	1,613	3,996	3,219
Professional fees	1,109	1,628	2,373	2,879
Stationery, printing and supplies	153	99	294	218
Advertising and marketing	125	196	254	336
Other real estate owned expense	12,473	10,586	17,992	26,773
Credit/debit card expense	437	427	847	818
FDIC insurance	1,225	1,575	1,823	3,438
Loan collection expense	514	1,651	1,260	2,651
Merger-related expense	(840)	—	1,418	—
Core deposit intangible amortization	352	199	704	397
Other expense	3,203	1,008	5,118	3,323
Total noninterest expense	32,915	26,330	59,763	59,080
Loss from continuing operations, before income taxes	(18,112)	(47,433)	(29,021)	(87,575)
Income tax expense (benefit) - continuing operations	26	(448)	(51)	(576)
Loss from continuing operations, net of tax	(18,138)	(46,985)	(28,970)	(86,999)
Loss from discontinued operations, net of tax	—	(1,989)	(27)	(5,682)
Net loss	(18,138)	(48,974)	(28,997)	(92,681)
Dividends on preferred stock	—	(1,087)	—	(2,104)
Net loss to common shareholders	(18,138)	(50,061)	$(28,997)	$(94,785)

Weighted average number of common shares outstanding - basic and diluted	21,190,848	114,265	21,146,758	114,256
Net loss per common share from continuing operations - basic and diluted	$(0.86)	$(420.71)	$(1.37)	$(779.85)
Net loss per common share from discontinued operations - basic and diluted	—	(17.40)	—	(49.73)
Net loss per common share - basic and diluted	(0.86)	(438.11)	(1.37)	(829.58)

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries
Consolidated Statements of Comprehensive Loss (unaudited)

(dollars in thousands)	Three Months Ended June 30,
	2012	2011
Net loss	$(18,138)	$(48,974)
Other comprehensive income:
Unrealized holdings gains arising during the period on available-for-sale securities	4,026	4,785
Tax effect	(1,563)	(1,890)
Unrealized holdings gains arising during the period on available-for-sale securities, net of tax	2,463	2,895
Reclassification adjustment for (gain) loss on available-for-sale securities included in net income	(2,002)	98
Tax effect	790	(39)
Reclassification adjustment for (gain) loss on available-for-sale securities included in net income, net of tax	(1,212)	59
Other comprehensive income, net of tax:	1,251	2,954
Comprehensive loss	$(16,887)	$(46,020)

(dollars in thousands)	Six Months Ended June 30,
	2012	2011
Net loss	$(28,997)	$(92,681)
Other comprehensive income:
Unrealized holdings gains arising during the period on available-for-sale securities	5,184	4,524
Tax effect	(2,020)	(1,787)
Unrealized holdings gains arising during the period on available-for-sale securities, net of tax	3,164	2,737
Reclassification adjustment for (gain) loss on available-for-sale securities included in net income	(1,956)	84
Tax effect	773	(33)
Reclassification adjustment for (gain) loss on available-for-sale securities included in net income, net of tax	(1,183)	51
Other comprehensive income, net of tax:	1,981	2,788
Comprehensive loss	$(27,016)	$(89,893)

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)
For Six Months Ended June 30, 2012 and 2011

						Retained	Accumulated
(dollars in thousands, except share and per share data)					Common	Earnings/	Other
	Preferred Stock		Common Stock		Stock	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Warrant	Deficit)	Loss	Total
Balance, December 31, 2010	7,551,500	$56,424	114,246	$143,634	$3,891	$(229,095)	$(3,691)	$(28,837)
Comprehensive loss:
Net loss	—	—	—	—	—	(92,681)	—	(92,681)
Other comprehensive income, net of tax	—	—	—	—	—	—	2,788	2,788
Total comprehensive loss								(89,893)
Issuance of preferred stock, series A	5,000,000	5,000	—	—	—	—	—	5,000
Accretion of discount on preferred stock	—	378	—	—	—	(378)	—	—
Stock options:
Compensation expense recognized	—	—	—	12	—	—	—	12
Balance, June 30, 2011	12,551,500	$61,802	114,246	$143,646	$3,891	$(322,154)	$(903)	$(113,718)
Balance, December 31, 2011	—	$—	21,102,668	$455,166	$—	$(322,182)	$(3,969)	$129,015
Comprehensive loss:
Net loss	—	—	—	—	—	(28,997)	—	(28,997)
Other comprehensive income, net of tax	—	—	—	—	—	—	1,981	1,981
Total comprehensive loss								(27,016)
Stock options:
Compensation expense recognized	—	—	—	1	—	—	—	1
Expense related to 2011 issuance of common stock	—	—	—	(913)	—	—	—	(913)
Return of common stock not received for fractional shares rounding purposes in the 1:100 reverse stock split	—	—	(586)	—	—	—	—	—
Exercise of warrants related to stock offering	—	—	10	—	—	—	—	—
Stock offering, net of issuance costs of $158	—	—	485,788	6,915	—	—	—	6,915
Balance, June 30, 2012	—	$—	21,587,880	$461,169	$—	$(351,179)	$(1,988)	$108,002

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)	Six Months Ended June 30,
	2012	2011
Operating Activities
Net loss	$(28,997)	$(92,681)
Net loss from discontinued operations	(27)	(5,682)
Net loss from continuing operations	(28,970)	(86,999)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,957	1,602
Provision for loan losses	10,845	53,763
Deferred income taxes	(51)	(1,228)
Deferred loan fees and costs, net	(3,648)	(237)
Premium amortization and discount accretion of investment securities, net	4,700	1,815
Net loss/(gain) on sale of investment securities	(1,956)	84
Amortization of core deposit premiums	704	397
Net accretion of purchase accounting adjustments	(14,397)	—
Adjustment to goodwill	(300)	—
Stock compensation expense	1	12
Increase in cash surrender value of bank-owned life insurance, net	(657)	(543)
Loans held for sale:
Origination of loans held for sale	(3,039)	—
Net proceeds from sale of loans held for sale	1,749	107
Net loss/(gain) on sale of loans held for sale	(34)	(107)
Mortgage servicing rights capitalized	—	145
Net loss on sales and write-downs of other real estate owned	14,470	24,242
Changes in assets and liabilities:
(Increase)/decrease in accrued interest receivable and other assets	(605)	15,046
Decrease in accrued interest payable and other liabilities	(498)	(2,126)
Net cash (used in)/provided by operating activities of continuing operations	(19,729)	5,973
Net effect of discontinued operations	(874)	33,103
Net cash (used in)/provided by operating activities	(20,603)	39,076
Investing Activities
Available-for-sale securities:
Proceeds from sales	118,049	30,117
Proceeds from maturities, calls and principal repayments	83,454	23,687
Purchases	(245,492)	(126,446)
Net (increase)/decrease in loans held for investment	(69,984)	114,460
Proceeds from sales of other real estate owned	23,878	10,399
Purchases of premises and equipment	(1,163)	(139)
Proceeds from sales of premises and equipment	34	—
Expenses paid in 2012 related to 2011 capital raise	(913)	—
Net cash (used in) provided by investing activities of continuing operations	(92,137)	52,078
Net effect of discontinued operations	—	70
Net cash (used in) provided by investing activities	(92,137)	52,148
Financing Activities
Net decrease in deposits	(86,309)	(91,436)
Increase in retail repurchase agreements	2,617	428
Decrease in Federal Home Loan Bank advances	(20)	(19)
Issuance of common stock, net of expense	6,915	—
Net cash used in financing activities of continuing operations	(76,797)	(91,027)
Net effect of discontinued operations	—	—
Net cash used in financing activities	(76,797)	(91,027)
Net (Decrease) Increase in Cash and Cash Equivalents	(189,537)	197
Cash and Cash Equivalents at Beginning of Period	553,416	160,594
Cash and Cash Equivalents at End of Period	$363,879	$160,791

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$9,657	$11,832
Noncash transactions:
Foreclosed loans transferred to other real estate owned	15,020	73,967
Loans to facilitate the sale of other real estate owned	778	—
Transfer of loans from held for investment to held for sale	600	—
Transfer of loans from held for sale to held for investment	(3,885)	—
Unrealized securities gains/(losses), net of income taxes	1,981	2,788
Conversion of subordinated debt to preferred stock	—	(5,000)
Issuance of preferred stock in subordinated debt conversion	—	5,000
See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation
Nature of Operations
FNB United Corp. we or us (which also refers to FNB and our subsidiaries on a consolidated basis) ("FNB") is a bank holding company incorporated under the laws of the State of North Carolina in 1984. We own two bank subsidiaries: CommunityOne Bank, N.A. (“CommunityOne”), a national banking association headquartered in Asheboro, North Carolina and, through Bank of Granite Corporation (“Granite Corp.”), Bank of Granite (“Granite”), a state chartered bank headquartered in Granite Falls, North Carolina.
Through our bank subsidiaries, we offer a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers through operations located throughout central, southern and western North Carolina, including the counties of Alamance, Alexander, Ashe, Burke, Caldwell, Catawba, Chatham, Gaston, Guilford, Iredell, Mecklenburg, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes. Management believes that the banks have a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors, including federal, state and local governments.
CommunityOne owns two subsidiaries: Dover Mortgage Company, (“Dover”) and First National Investor Services, Inc. Dover previously engaged in the business of originating, underwriting and closing mortgage loans for sale in the secondary market. Dover ceased operations in the first quarter of 2011 and filed for Chapter 11 bankruptcy on February 15, 2012. First National Investor Services, Inc. holds deeds of trust for CommunityOne. Through Granite Corp., we also own Granite Mortgage, Inc., which ceased mortgage operations in 2009 and filed for Chapter 11 bankruptcy on February 15, 2012. FNB also owns FNB United Statutory Trust I, FNB United Statutory Trust II, and Catawba Valley Capital Trust II, which were formed to facilitate the issuance of trust preferred securities.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of FNB as of June 30, 2012 and December 31, 2011, and the results of its operations and cash flows for the three and six months ended June 30, 2012 and 2011, respectively.
All financial information is reported on a continuing operations basis, unless otherwise noted. See Note 2 to the consolidated financial statements for a discussion regarding discontinued operations and certain assets and liabilities at June 30, 2012 and December 31, 2011.
Use of Estimates
We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"). Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowances for loan losses (“ALL”), the carrying value of other real estate owned (“OREO”), the carrying value of intangible assets, the fair value of net assets acquired in the Merger and the realization of deferred tax assets.
Reclassification
Certain reclassifications have been made to the prior period consolidated financial statements to place them on a comparable basis with the current period consolidated financial statements. These reclassifications have no effect on net income or shareholders' equity as previously reported.
During the first quarter of 2012, FNB implemented a purchased loan accounting system and finalized its methodology to allocate the fair value of purchased impaired loans in pools to individual loans for purposes of several of the loan disclosure tables in Notes 5 and

6 to the consolidated financial statements. In order to present these tables for prior periods on a comparable basis to current period tables in these consolidated financial statements, we have reclassified certain amounts as of December 31, 2011 in the tables between loan portfolio segments and classes, between purchased contractual and purchased impaired loans, and between risk grade categories. These reclassifications have no effect on net income, the loan fair value mark, total loans or shareholders' equity as of or for the period ended December 31, 2011.
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
The results of operations of a component of an entity that has been disposed of shall be reported in discontinued operations if both the operations and cash flows of the component have been, or will be, eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. As a result, the Consolidated Balance Sheets, Statements of Operations and Statement of Cash Flows for all periods reflect retrospective application of Dover's classification as a discontinued operation.
Assets and liabilities of discontinued operations at the dates indicated were as follows:

(dollars in thousands)	June 30, 2012	December 31, 2011
Assets
Loans held for sale	$—	$233
Premises and equipment, net	—	5
Other real estate owned	—	—
Other assets	—	7
Assets of discontinued operations	$—	$245
Liabilities
Other liabilities	$—	$1,092
Liabilities of discontinued operations	$—	$1,092

Net loss from discontinued operations, net of tax, at the dates indicated were as follows:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest Income
Interest and fees on loans	$—	$13	$—	$56
Total interest income	—	13	—	56
Interest Expense
Other borrowed funds	—	—	—	—
Total interest expense	—	—	—	—
Net Interest Income before Provision for Loan Losses	—	13	—	56
Provision for loan losses	—	—	—	—
Net Interest Income after Provision for Loan Losses	—	13	—	56
Noninterest Income
Mortgage loan loss	—	(113)	—	(165)
Other service charges, commissions and fees, net	—	(2)	—	(11)
Other income	—	—	—	10
Total noninterest loss	—	(115)	—	(166)
Noninterest Expense
Personnel expense	—	490	1	1,443
Net occupancy expense	—	142	1	211
Furniture, equipment and data processing expense	—	94	—	171
Professional fees	—	80	25	177
Stationery, printing and supplies	—	3	—	8
Advertising and marketing	—	(6)	—	28
Other real estate owned expense	—	45	—	166
Provision for recourse loans	—	1,146	—	3,324
Other expense	—	106	—	257
Total noninterest expense	—	2,100	27	5,785
Loss before income taxes	—	(2,202)	(27)	(5,895)
Income tax (benefit)/expense	—	(213)	—	(213)
Net loss from discontinued operations, net of tax	$—	$(1,989)	$(27)	$(5,682)
All financial information in the consolidated financial statements and notes to the consolidated financial statements reflects continuing operations, unless otherwise noted.
3. Goodwill and Other Intangible Assets
We have accounted for the Merger as a business combination under the acquisition method of accounting. As a result, we have recognized in our financial statements the identifiable net assets acquired and an amount of goodwill (representing the difference between the purchase price and the identifiable net assets). During the measurement period following a business combination, the amount of identifiable net assets recognized is subject to further adjustment to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. GAAP requires that the measurement period cannot exceed one year from the acquisition date.
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
During the six months ending June 30, 2012, we recognized $0.3 million in additional goodwill from the Merger. This additional amount was due to new valuations received on OREO acquired in the Merger, which were written down to our best estimate of fair value.

Our intangible assets with definite lives are core deposit premiums ("CDP"). This intangible asset is amortized over its useful life to its estimated residual value and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits.
4. Investment Securities
The primary objective of FNB's management of the investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. FNB is required under federal regulations to maintain adequate liquidity to ensure safe and sound operations. FNB maintains investment balances based on a continuing assessment of cash flows, the level of loan production, current interest rate risk strategies and an assessment of the potential future direction of market interest rate changes. Investment securities differ in terms of default, interest rate, liquidity and expected rate of return risks.
The following table summarizes the amortized cost and estimated fair value of available-for-sale investment securities and presents the related gross unrealized gains and losses:

June 30, 2012
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of:
U.S. Treasury and government agencies	$6,864	$232	$—	$7,096
U.S. government sponsored enterprises	3,586	30	—	3,616
States and political subdivisions	5,988	78	—	6,066
Residential mortgage-backed securities-GSE	381,857	3,904	259	385,502
Residential mortgage-backed securities-Private	32,797	652	769	32,680
Commercial mortgage-backed securities-Private	5,354	—	15	5,339
Corporate notes	36,992	—	155	36,837
Total	$473,438	$4,896	$1,198	$477,136

December 31, 2011
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of:
U.S. Treasury and government agencies	$7,081	$107	$—	$7,188
U.S. government sponsored enterprises	32,479	36	151	32,364
States and political subdivisions	6,075	16	1	6,090
Residential mortgage-backed securities-GSE	348,884	2,611	1,222	350,273
Residential mortgage-backed securities-Private	33,111	73	967	32,217
Corporate notes	3,206	—	32	3,174
Total	$430,836	$2,843	$2,373	$431,306
CommunityOne and Granite, as members of the Federal Home Loan Bank of Atlanta (“FHLB”), are required to own capital stock in the FHLB based generally upon the balances of total assets and FHLB advances. FHLB capital stock is pledged to secure FHLB advances. This investment is carried at cost since no ready market exists for FHLB stock and there is no quoted market value. However, redemption of this stock has historically been at par value. The combined banks owned a total of $7.3 million of FHLB stock at June 30, 2012 and at December 31, 2011. Due to the redemption provisions of FHLB stock, FNB estimated that fair value approximated cost and that this investment was not impaired at June 30, 2012. FHLB stock is included in other assets at its original cost basis.
CommunityOne, as a member bank of the Federal Reserve Bank of Richmond (“FRBR”), is required to own capital stock of the FRBR based upon a percentage of the bank's common stock and surplus. This investment is carried at cost since no ready market exists for FRBR stock and there is no quoted market value. At both June 30, 2012 and December 31, 2011, CommunityOne owned a total of $3.7 million, of FRBR stock. Due to the nature of this investment in an entity of the U.S. government, FNB estimated that fair value approximated the cost and that this investment was not impaired at June 30, 2012. FRBR stock is included in other assets at its original cost basis.
At June 30, 2012, $82.0 million of the investment securities portfolio was pledged to secure public deposits, $12.3 million was pledged to retail repurchase agreements, $4.1 million was pledged to the FRBR and $0.7 million was pledged to others, leaving $378.2 million available as lendable collateral.
During the three and six months ended June 30, 2012, the banks sold securities with a book value of $112.7 million and recognized a gain of $2.0 million. The banks sold these securities in order to modify our interest rate sensitivity profile.
The following tables show investments' estimated fair value and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities or the short duration of the unrealized loss or both.

	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2012
Residential mortgage-backed securities-GSE	$43,983	$167	$12,594	$92	$56,577	$259
Residential mortgage-backed securities-Private	13,061	769	—	—	13,061	769
Commercial mortgage-backed securities-Private	5,339	15	—	—	5,339	15
Corporate notes	36,837	155	—	—	36,837	155
Total	$99,220	$1,106	$12,594	$92	$111,814	$1,198

	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2011
Obligations of:
U.S. government sponsored enterprises	$21,248	$151	$—	$—	$21,248	$151
States and political subdivisions	1,907	1	—	—	1,907	1
Residential mortgage-backed securities-GSE	89,730	1,042	16,552	180	106,282	1,222
Residential mortgage-backed securities-Private	21,519	967	—	—	21,519	967
Corporate notes	3,173	32	—	—	3,173	32
Total	$137,577	$2,193	$16,552	$180	$154,129	$2,373
At June 30, 2012, 10 available-for-sale securities were in an unrealized loss position less than 12 months compared to 32 at December 31, 2011. At June 30, 2012, there were 3 available-for-sale securities that were in an unrealized loss position for longer than 12 months, compared to seven at December 31, 2011.
If an entity intends to sell a debt security or cannot assert it is more likely than not that it will not have to sell the security before recovery, other than temporary impairment ("OTTI") must be taken. If the entity does not intend to sell the debt security before recovery, but the entity does not expect to recover the entire amortized cost basis, then OTTI must be taken, but the amount of impairment is to be bifurcated between impairment due to credit (which is recorded through earnings) and noncredit impairment (which becomes a component of other comprehensive income (“OCI”) for both available-for-sale and held-to-maturity securities). For held-to-maturity securities, the amount in OCI will be amortized prospectively over the security's remaining life. FNB did not have any OTTI during the three and six months ended June 30, 2012 and June 30, 2011.
As of June 30, 2012, FNB had four private residential mortgage-backed securities that were rated as below investment grade by one or more rating agencies. These securities were acquired in the Merger and have a current fair value of $8.1 million. It is our intention to continue to hold these securities.
FNB analyzed its securities portfolio at June 30, 2012, paying particular attention to its private label mortgage-backed securities. After considering ratings, fair value, cash flows and other factors, FNB does not believe securities to be other-than-temporary impaired.
The aggregate amortized cost and fair value of securities at June 30, 2012, by remaining contractual maturity, are shown in the following table. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$8,436	$8,407
Due after one one year through five years	33,381	33,459
Due after five years through 10 years	4,749	4,653
Due after 10 years	6,864	7,096
Total	53,430	53,615
Mortgage-backed securities	420,008	423,521
Total	$473,438	$477,136

5. Loans
Loans held for investment are stated at the principal amounts outstanding adjusted for purchase premiums/discounts, deferred net loan fees and costs, and unearned income.  Classes are disaggregations of a portfolio segment.  FNB's portfolio segments are:  Commercial and agricultural, Real estate, and Consumer loans.  The Commercial and agricultural loan portfolio is not further segregated into classes.  The classes within the Real estate portfolio segment include Real estate - construction and real estate mortgage, broken into 1-4 family residential mortgage and commercial real estate mortgage loans. The Consumer loan portfolio is not further segregated into classes.

Loan fees and the incremental direct costs associated with originating loans are deferred and subsequently recognized over the life of the loan as an adjustment to interest income.
In addition to originating loans we also purchase loans. At acquisition purchased loans are designated as either purchased contractual loans or purchased impaired loans. Purchase contractual loans ("PC Loans") are acquired loans where management feels it is probable that it will receive all principal as of the date of acquisition.  These loans are accounted for under the contractual cash flow method, under ASC 310-20. Any discount or premium paid on purchased contractual loans is recorded in interest income on the effective yield method over the expected life of the loan.
Purchased impaired loans ("PI Loans") are acquired loans where, in management's estimation, it is probable that all principal on the acquired loans will not be received as of acquisition date.  PI loans are placed in homogeneous risk based pools where accounting for projected cash flows is performed, as allowed under ASC 310-30.  Once a pool is established the individual loans within each pool do not change.  As management obtains new information related to changes in expected principal loss and expected cash flows, by pool, we record either an increase in yield when new expected cash flows increase, or an allowance for loan losses when new expected cash flows decline.
Loans acquired in the Merger ("Granite Purchased Loans") included PI Loans and PC Loans. Loans designated as PC Loans included performing revolving consumer and commercial loans on acquisition date.
During February 2012, we purchased $61.9 million of performing residential mortgage loans, including a premium of $2.3 million, and during April 2012 we purchased an additional $75.5 million of performing residential mortgage loans, including a premium of $1.4 million. These loan purchases are accounted for as PC loans.
The following is a summary of Granite Purchased Loans and total loans for the periods as presented.

(dollars in thousands)	June 30, 2012			December 31, 2011
	Granite Purchased Loans	Total Loans		Granite Purchased Loans	Total Loans
Loans held for sale	$—	$1,324	$—	$—	$4,529
Loans held for investment:
Commercial and agricultural	$26,560	$78,367		$36,933	$95,089
Real estate - construction	5,671	75,576		7,641	92,806
Real estate - mortgage:
1-4 family residential	76,523	589,972		87,484	453,725
Commercial	213,750	493,721		239,621	531,383
Consumer	1,244	44,187		1,809	44,532
Gross loans held for investment	323,748	1,281,823		373,488	1,217,535
Less: Allowance for loan losses	(3,336)	(38,551)		—	(39,360)
Loans held for investment, net of allowance	$320,412	$1,243,272		$373,488	$1,178,175
At June 30, 2012 loans held for sale consisted of originated residential mortgage loans held for sale at the lower of cost or fair market value. At December 31, 2011, loans held for sale consisted of nonperforming loans transferred from loans held for investment under sales contracts recorded at the contractual sales price.
Loans included in the preceding loan composition table are net of participations sold. Loans are increased by net deferred loan premiums or expenses of $2.6 million at June 30, 2012. Loans are decreased by net deferred loan discounts or fees of $1.8 million at December 31, 2011.
Mortgage loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balance of mortgage loans serviced for others amounted to $2.5 million at June 30, 2012 and $0.7 million at December 31, 2011.
To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans. Gross loans of $309.9 million and $339.4 million were pledged to collateralize FHLB advances and letters of credit at June 30, 2012 and December 31, 2011, respectively, of which there was $58.0 million and $69.5 million of credit availability for borrowing, respectively. Lendable collateral values are subject to change as a result of periodic reviews by the FHLB. At June 30, 2012, $46.0 million of loans and $4.1 million of securities were pledged to collateralize potential borrowings from the Federal Reserve Discount Window, of which $29.0 million was available as borrowing capacity.
Interest income on loans is calculated by using the interest method based on the daily outstanding balance. The recognition of interest income is discontinued when, in management's opinion, the collection of all or a portion of interest becomes doubtful. Loans are returned to accrual status when the factors indicating doubtful collectability cease to exist and the loan has performed in accordance with its terms for a demonstrated period of time. The past due status of loans is based on the contractual payment terms. Had nonaccruing loans been on accruing status, interest income would have been higher by $1.5 million and $3.5 million for the three months ended June 30, 2012 and June 30, 2011, respectively, and higher by $2.9 million and $7.6 million for the six months ended June 30, 2012 and June 30, 2011, respectively. At June 30, 2012 and December 31, 2011, FNB had certain impaired loans of $95.1 million and $103.0 million, respectively, which were on nonaccruing interest status.
Nonperforming assets include nonaccrual loans, accruing loans in excess of 90 days delinquent, OREO and other foreclosed assets. The following is a summary of nonperforming assets for the periods ended as presented.

(dollars in thousands)	June 30, 2012	December 31, 2011
Loans on nonaccrual status:
Held for sale	$—	$4,529
Held for investment	95,110	98,444
Loans more than 90 days delinquent, still on accrual	427	3,000
Real estate owned/repossessed assets	86,400	110,386
Total nonperforming assets	$181,937	$216,359

An impaired loan is one for which FNB will not be repaid all principal and interest due per the terms of the original contract or within reasonably modified contracted terms.  If the loan has been modified to provide relief to the borrower, the loan is deemed to be impaired if all principal and interest will not be repaid according to the original contract. All loans meeting the definition of Doubtful should be considered impaired. Loan risk grade categories are defined in Note 6.
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
The following table summarizes information relative to impaired loans for the quarters ended on the dates indicated.

	June 30, 2012		December 31, 2011
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, held for sale	$—	$—	$4,529	$—
Impaired loans, not individually reviewed for impairment	6,750	—	5,127	—
Impaired loans, individually reviewed, with no impairment	55,160	—	53,884	—
Impaired loans, individually reviewed, with impairment	40,778	8,724	42,357	11,090
Total impaired loans, excluding purchased impaired *	$102,688	$8,724	$105,897	$11,090

Purchased impaired loans with subsequent deterioration	$36,659	3,336	$—	—
Purchased impaired loans with no subsequent deterioration	$250,433	—	$330,836	—
Total Reserves		$12,060		$11,090

Average impaired loans calculated using a simple average	$107,263		$112,600
* Included at June 30, 2012 and December 31, 2011 were $3.9 million and $2.9 million, respectively, in restructured and performing loans.
Impaired loans also include loans for which FNB may elect to grant a concession, providing terms more favorable than those prevalent in the market (e.g., rate, amortization term), and formally restructure due to the weakening credit status of a borrower. Restructuring is designed to facilitate a repayment plan that minimizes the potential losses that the Bank otherwise may have to incur. If these impaired loans are on nonaccruing status as of the date of restructuring, the loans are included in nonperforming loans. Nonperforming restructured loans will remain as nonperforming until the borrower can demonstrate adherence to the restructured terms for a period of no less than six months and when it is otherwise determined that continued adherence is reasonably assured. Some restructured loans continue as accruing loans after restructuring if the borrower is not past due at the time of restructuring, adequate collateral valuations support the restructured loans, and the cash flows of the underlying business appear adequate to support the restructured debt service. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At June 30, 2012, there was $27.3 million in restructured loans, of which $3.9 million in loans were accruing and in a performing status. At December 31, 2011, there was $28.3 million in restructured loans, of which loans amounting to $2.9 million were accruing and in a performing status.
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
Loans that are less than 90 days delinquent may also be placed on nonaccrual if deterioration in the financial condition of the borrower has increased the probability of less than full repayment.
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
Potential problem loans that are not included in nonperforming assets are classified separately within FNB's portfolio as Special Mention and carry a risk grade rating of “6.” These loans are defined as those with potential weaknesses that may affect repayment capacity but do not pose sufficient risk as to require an adverse classification. As of June 30, 2012, the balance of such loans was $91.7 million compared to a balance of $130.7 million as of December 31, 2011.
During 2011, FNB sold loans to third party buyers in order to reduce its classified loan exposure. These loans were transferred to loans held for sale at the time FNB received a signed contract for the purchase of the loans. Prior to transferring these loans to loans held for sale, the loans were marked down to the contract price less associated selling costs. All transactions were conducted at arm's length and loans were sold without recourse.
The following table presents sold loans by portfolio segment for the periods indicated below:

	For Three Months Ended June 30, 2012			For Three Months Ended June 30, 2011
(dollars in thousands)	Number	Recorded	Contract	Number	Recorded	Contract
	of Loans	Investment	Pricing	of Loans	Investment	Pricing
Commercial and agricultural	—	$—	$—	—	$—	$—
Real estate - construction	—	—	—	—	—	—
Real estate - mortgage:
1-4 family residential	6	1,715	1,746	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	6	$1,715	$1,746	—	$—	$—

	For Six Months Ended June 30, 2012			For Six Months Ended June 30, 2011
(dollars in thousands)	Number	Recorded	Contract	Number		Recorded		Contract
	of Loans	Investment	Pricing	of Loans		Investment		Pricing
Commercial and agricultural	—	$—	$—	—		$—		$—
Real estate - construction	—	—	—	4		13,342		5,813
Real estate - mortgage:
1-4 family residential	7	1,865	1,896	—		—	—	—
Commercial	1	3,800	4,050	1	—	321	—	350
Consumer	—	—	—	—	—	—	—	—
Total	8	$5,665	$5,946	5		$13,663		$6,163
During the three-month period ending June 30, 2012, there were six non-performing loans placed under contract for sale and then sold by June 30, 2012.
Granite Purchased Loans
Granite Purchased Loans include PI Loans and PC Loans. PC Loans included performing revolving consumer and commercial loans on the acquisition date.
PI Loans are segregated into pools and recorded at estimated fair value on the date of acquisition without the carryover of the related ALL. PI Loans are accounted for under ASC 310-30 when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition we will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the date of acquisition may include statistics such as past due status, nonaccrual status and risk grade. PI Loans generally meet FNB's definition for nonaccrual status, however, even if the borrower is not currently making payments, FNB will classify loans as accruing if we can reasonably estimate the amount and timing of future cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference.
Periodically, we estimate the expected cash flows for each pool of the PI Loans and evaluate whether the expected cash flows for each pool have changed from prior estimates. Decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or reclassification from nonaccretable difference to accretable yield with a positive impact on future interest income. Excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.
We have elected to account for the Granite Purchased PI Loans under ASC 310-30 and the Granite Purchased PC Loans under ASC 310-20.
At June 30, 2012, we established a PI Loan ALL of $3.3 million and an ALL for originated and PC Loans of $0.4 million relating to Granite Purchased loans. All Granite Purchased PI Loans are presented on an accruing basis.
The following table presents the balance of all Granite Purchased Loans:

	At June 30, 2012
(dollars in thousands)	Purchased Impaired	Purchased Contractual	Total Purchased Loans	Unpaid Principal Balance
Commercial and agricultural	$20,277	$6,283	$26,560	$26,793
Real estate - construction	5,671	—	5,671	6,101
Real estate - mortgage:
1-4 family residential	46,150	30,373	76,523	79,980
Commercial	213,750	—	213,750	224,208
Consumer	1,244	—	1,244	1,434
Total	$287,092	$36,656	$323,748	$338,516

	At December 31, 2011
(dollars in thousands)	Purchased Impaired	Purchased Contractual	Total Purchased Loans	Unpaid Principal Balance
Commercial and agricultural	$28,872	$8,061	$36,933	$39,531
Real estate - construction	7,641	—	7,641	8,413
Real estate - mortgage:
1-4 family residential	52,894	34,590	87,484	93,310
Commercial	239,621	—	239,621	261,076
Consumer	1,808	1	1,809	1,800
Total	$330,836	$42,652	$373,488	$404,130
The tables below include only those Granite Purchased Loans accounted for under the expected cash flow method (PI Loans) for the periods indicated. These tables do not include PC Loans, including Granite Purchased PC Loans or purchased performing residential mortgage loans.

	For Six Months Ended June 30, 2012		For Six Months Ended December 31, 2011
	Purchased Impaired		Purchased Impaired
(dollars in thousands)	Carrying Amount	Future Accretion	Carrying Amount	Future Accretion
Balance, beginning of period	$330,836	$47,804	$—	$—
Addition from Bank of Granite Corp acquisition	—	—	351,121	52,581
Accretion	11,263	(11,263)	4,777	(4,777)
Reclass from non-accretable	—	4,592	—	—
Payments received	(50,901)	—	(24,467)	—
Foreclosed and transferred to OREO	(4,106)	—	(595)	—
Subtotal before provision	287,092	41,133	330,836	47,804
Provision for credit losses	(3,336)	—	—	—
Balance, end of period	$283,756	$41,133	$330,836	$47,804

6. Allowance for Loan Losses
ALL, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management's best estimate of probable loan losses to be incurred as of the balance sheet date. FNB's ALL is assessed quarterly by management. This assessment includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. FNB has grouped its loans into pools according to the loan segmentation regime employed on schedule RC-C of the FFIEC's Consolidated Report of Condition and Income. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used.
FNB lends primarily in North Carolina. As of June 30, 2012, a substantial majority of the principal amount of the loans held for investment in its portfolio was to businesses and individuals in North Carolina. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the ALL. Management believes the ALL is adequate to cover estimated losses on loans at each balance sheet date.
During the three month period ended June 30, 2012, FNB charged off $10.3 million in loans and realized $1.3 million in recoveries, for $9.0 million of net charge-offs. The majority of the loans that were charged off were loans that had been in impairment status and had specific reserves assigned to them in prior periods.

An analysis of the changes in the ALL is as follows:

	For Three Months Ended		For Six Months Ended
(dollars in thousands)	June 30,		June 30,
	2012	2011	2012	2011
Balance, beginning of period	$39,795	$68,729	$39,360	$93,687
Provision for losses charged to continuing operations	7,778	33,580	10,845	53,763
Net charge-offs:
Charge-offs	(10,285)	(45,662)	(14,300)	(91,571)
Recoveries	1,263	2,719	2,646	3,487
Net charge-offs	(9,022)	(42,943)	(11,654)	(88,084)
Provision for losses charged to discontinued operations	—	—	—	—
Balance, end of period	$38,551	$59,366	$38,551	$59,366
Annualized net charge-offs during the period to average loans	2.83%	15.06%	1.87%	14.76%
Annualized net charge-offs during the period to ALL	94.13%	290.14%	60.79%	299.21%
Allowance for loan losses to loans held for investment (1)	3.01%	5.83%	3.01%	5.83%
(1) Excludes discontinued operations.
The ALL, as a percentage of loans held for investment, was 3.01% at June 30, 2012, compared to 5.83% at June 30, 2011. At December 31, 2011, the ALL, as a percentage of loans held for investment, was 3.23%.
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
Loans categorized as Special Mention or worse are considered Criticized. Loans categorized as Substandard or Doubtful are considered Classified. Purchased loans acquired in the Merger are recorded at estimated fair value on the date of acquisition without the carryover of related ALL. The table below includes $81.9 million and $63.6 million in purchased loans categorized as Substandard or Doubtful at June 30, 2012 and December 31, 2011, respectively.

The following table presents loan and lease balances by credit quality indicator as of June 30, 2012:

(dollars in thousands)	Pass	Special Mention	Substandard*	Doubtful*
	(Ratings 1-5)	(Rating 6)	(Rating 7)	(Rating 8)	Total
Commercial and agricultural	$64,091	$4,591	$9,685	$—	$78,367
Real estate - construction	44,799	3,266	27,511	—	75,576
Real estate - mortgage:
1-4 family residential	533,265	19,412	37,070	225	589,972
Commercial	312,648	64,189	116,757	127	493,721
Consumer	43,222	197	681	87	44,187
Total	$998,025	$91,655	$191,704	$439	$1,281,823
*Includes $81.9 million of loans purchased in the Merger categorized as Substandard and Doubtful.
The following table presents loan and lease balances by credit quality indicator as of December 31, 2011:

(dollars in thousands)	Pass	Special Mention	Substandard*	Doubtful*
	(Ratings 1-5)	(Rating 6)	(Rating 7)	(Rating 8)	Total
Commercial and agricultural	$77,305	$7,373	$9,921	$490	$95,089
Real estate - construction	53,105	5,797	33,886	18	92,806
Real estate - mortgage:
1-4 family residential	385,022	25,864	42,630	209	453,725
Commercial	351,731	91,364	87,971	317	531,383
Consumer	43,487	279	387	379	44,532
Total	$910,650	$130,677	$174,795	$1,413	$1,217,535
*Includes $63.6 million of loans purchased in the Merger categorized as Substandard and Doubtful.
The following table presents ALL activity by portfolio segment for the three months ended June 30, 2012:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total

ALL:
Beginning balance at April 1, 2012	$6,005	$10,912	$12,103	$8,799	$1,976	$39,795
Charge-offs	(937)	(4,521)	(2,454)	(954)	(1,419)	(10,285)
Recoveries	235	244	244	262	278	1,263
Provision	1,848	4,685	(1,109)	1,111	1,243	7,778
Ending balance at June 30, 2012	$7,151	$11,320	$8,784	$9,218	$2,078	$38,551

The following table presents ALL activity by portfolio segment for the three months ended June 30, 2011:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:

Beginning balance at April 1, 2011	$8,719	$32,947	$9,751	$15,668	$1,644	$68,729
Charge-offs	(4,192)	(21,510)	(4,585)	(14,002)	(1,373)	(45,662)
Recoveries	467	714	469	693	376	2,719
Provision	1,533	16,268	3,395	11,260	1,124	33,580
Ending balance at June 30, 2011	$6,527	$28,419	$9,030	$13,619	$1,771	$59,366

The following table presents ALL activity by portfolio segment for the six months ended June 30, 2012:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:

Beginning balance at January 1, 2012	$5,776	$11,995	$8,885	$11,063	$1,641	$39,360
Charge-offs	(1,631)	(6,296)	(3,159)	(992)	(2,222)	(14,300)
Recoveries	489	845	377	336	599	2,646
Provision	2,517	4,776	2,681	(1,189)	2,060	10,845
Ending balance at June 30, 2012	$7,151	$11,320	$8,784	$9,218	$2,078	$38,551
The following table presents ALL activity by portfolio segment for the six months ended June 30, 2011:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:

Beginning balance at January 1, 2011	$11,144	$46,792	$7,742	$26,851	$1,158	$93,687
Charge-offs	(8,467)	(44,172)	(6,621)	(30,180)	(2,131)	(91,571)
Recoveries	533	904	562	742	746	3,487
Provision	3,317	24,895	7,347	16,206	1,998	53,763
Ending balance at June 30, 2011	$6,527	$28,419	$9,030	$13,619	$1,771	$59,366

The following table details the recorded investment in loans related to each segment in the allowance for loan losses by portfolio segment and disaggregated on the basis of impairment methodology at June 30, 2012.

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Individually evaluated for impairment	$1,208	$2,247	$2,056	$3,012	$201	$8,724
Collectively evaluated for impairment	4,105	9,002	6,093	5,488	1,803	26,491
PI loans evaluated for credit impairment	1,838	71	635	718	74	3,336
PI loans with no credit deterioration	—	—	—	—	—	—
Total ALL evaluated for impairment	$7,151	$11,320	$8,784	$9,218	$2,078	$38,551
Loans held for investment
Individually evaluated for impairment	$3,028	$24,187	$20,778	$47,744	$201	$95,938
Collectively evaluated for impairment	55,062	45,716	523,044	232,229	42,742	898,793
PI loans with subsequent credit deterioration	18,911	2,188	3,179	12,307	74	36,659
PI loans with no credit deterioration	1,366	3,485	42,971	201,441	1,170	250,433
Total loans evaluated for impairment	$78,367	$75,576	$589,972	$493,721	$44,187	$1,281,823
The following table details the recorded investment in loans related to each segment in the allowance for loan losses by portfolio segment and disaggregated on the basis of impairment methodology at December 31, 2011.

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Individually evaluated for impairment	$1,506	$4,899	$2,140	$2,415	$130	$11,090
Collectively evaluated for impairment	4,270	7,096	6,745	8,648	1,511	28,270
PI loans evaluated for credit impairment	—	—	—	—	—	—
PI loans with no credit deterioration	—	—	—	—	—	—
Total ALL evaluated for impairment	$5,776	$11,995	$8,885	$11,063	$1,641	$39,360
Loans held for investment
Individually evaluated for impairment	$3,890	$30,460	$24,886	$36,835	$170	$96,241
Collectively evaluated for impairment	62,327	54,705	375,945	254,927	42,554	790,458
PI loans with subsequent credit deterioration	—	—	—	—	—	—
PI loans with no credit deterioration	28,872	7,641	52,894	239,621	1,808	330,836
Total loans evaluated for impairment	$95,089	$92,806	$453,725	$531,383	$44,532	$1,217,535
The following table presents loans held for investment on nonaccrual status by loan class for the dates indicated below:

(dollars in thousands)	June 30,	December 31,
	2012	2011
Loans held for investment:
Commercial and agricultural	$2,855	$4,636
Real estate - construction	24,853	30,844
Real estate - mortgage:
1-4 family residential	22,300	26,048
Commercial	44,469	36,666
Consumer	633	250
Total	$95,110	$98,444

The following table presents loans held for sale on nonaccrual status by loan class for the dates indicated below:

(dollars in thousands)	June 30,	December 31,
	2012	2011
Loans held for sale:
Real estate - construction	$—	$1,807
Real estate - mortgage:
1-4 family residential	—	517
Commercial	—	2,205
Consumer	—	—
Total	$—	$4,529
The following table presents an aging analysis of accruing and nonaccruing loans as of June 30, 2012:

	Past Due
(dollars in thousands)						PI Loans			90 or more
	30-59 Days	60-89 Days	90 or More Days	Total	Current	No credit deterior- ation	Credit deterior-ation	Total Loans	days past due and Accruing
Commercial and agricultural	$893	$437	$2,681	$4,011	$54,079	$1,366	$18,911	$78,367	$79
Real estate - construction	1,353	4,813	12,844	19,010	50,893	3,485	2,188	75,576	—
Real estate - mortgage:
1-4 family residential	5,037	823	13,009	18,869	524,953	42,971	3,179	589,972	—
Commercial	4,727	1,332	29,674	35,733	244,240	201,441	12,307	493,721	348
Consumer	464	17	1	482	42,461	1,170	74	44,187
Total	$12,474	$7,422	$58,209	$78,105	$916,626	$250,433	$36,659	$1,281,823	$427
The following table presents an aging analysis of accruing and nonaccruing loans as of December 31, 2011:

	Past Due
(dollars in thousands)						PI Loans			90 or more
	30-59 Days	60-89 Days	90 or More Days	Total	Current	No credit deterior- ation	Credit deterior-ation	Total Loans	days past due and Accruing
Commercial and agricultural	$335	$425	$2,755	$3,515	$62,702	$28,872	$—	$95,089	$305
Real estate - construction	1,850	2,206	21,438	25,494	59,671	7,641	—	92,806	1,400
Real estate - mortgage:
1-4 family residential	4,544	2,253	14,125	20,922	379,909	52,894	—	453,725	292
Commercial	2,926	6,645	16,330	25,901	265,861	239,621	—	531,383	1,003
Consumer	740	278	63	1,081	41,643	1,808	—	44,532	—
Total	$10,395	$11,807	$54,711	$76,913	$809,786	$330,836	$—	$1,217,535	$3,000
A loan is considered impaired, based on current information and events, if it is probable that FNB will be unable to collect the scheduled payments or principal and interest when due according to the contractual terms of the loan agreement.

The following table presents individually reviewed impaired loans, segregated by portfolio segment, and the corresponding reserve for impaired loan losses as of June 30, 2012:

		Unpaid
(dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$1,254	$1,320	$—
Real estate - construction	9,496	14,027	—
Real estate - mortgage:
1-4 family residential	12,197	14,119	—
Commercial	32,213	39,590	—
Consumer	—	—	—
Total	$55,160	$69,056	$—
With an allowance recorded:
Commercial and agricultural	$1,774	$2,096	$1,208
Real estate - construction	14,691	18,669	2,247
Real estate - mortgage:
1-4 family residential	8,581	9,810	2,056
Commercial	15,531	16,200	3,012
Consumer	201	201	201
Total	$40,778	$46,976	$8,724
Total impaired loans
Commercial and agricultural	$3,028	$3,416	$1,208
Real estate - construction	24,187	32,696	2,247
Real estate - mortgage:
1-4 family residential	20,778	23,929	2,056
Commercial	47,744	55,790	3,012
Consumer	201	201	201
Total	$95,938	$116,032	$8,724

PI loans with subsequent credit deterioration:
Commercial and agricultural	$18,911	$18,859	$1,838
Real estate - construction	2,188	2,244	71
Real estate - mortgage:
1-4 family residential	3,179	3,729	635
Commercial	12,307	12,661	718
Consumer	74	62	74
Total	$36,659	$37,555	$3,336

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
Total impaired loans
Commercial and agricultural	$3,890	$6,393	$1,506
Real estate - construction	30,460	40,432	4,899
Real estate - mortgage:
1-4 family residential	24,886	31,985	2,140
Commercial	36,835	41,907	2,415
Consumer	170	274	130
Total	$96,241	$120,991	$11,090

There were no PI loans with subsequent credit deterioration at December 31, 2011.

The following summary includes impaired loans individually reviewed as well as impaired loans held for sale and impaired loans not individually reviewed for impairment. Average recorded investment and interest income recognized on impaired loans, segregated by portfolio segment, is shown in the following table as of June 30, 2012 and June 30, 2011:

	For Three Months Ended		For Three Months Ended
	June 30, 2012		June 30, 2011
	Average	Interest	Average	Interest
(dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and agricultural	$2,170	$3	$3,086	$—
Real estate - construction	10,918	30	61,867	—
Real estate - mortgage:
1-4 family residential	15,944	60	19,685	1
Commercial	33,630	76	58,170	1
Consumer	1,000	15	161	—
Total	$63,662	$184	$142,969	$2
With an allowance recorded:
Commercial and agricultural	$1,790	$—	$5,879	$—
Real estate - construction	16,567	7	60,059	—
Real estate - mortgage:
1-4 family residential	8,760	76	17,589	—
Commercial	15,832	151	32,829	1
Consumer	652	13	282	—
Total	$43,601	$247	$116,638	$1
Total:
Commercial and agricultural	$3,960	$3	$8,965	$—
Real estate - construction	27,485	37	121,926	—
Real estate - mortgage:
1-4 family residential	24,704	136	37,274	1
Commercial	49,462	227	90,999	2
Consumer	1,652	28	443	—
Total	$107,263	$431	$259,607	$3

	For Six Months Ended		For Six Months Ended
	June 30, 2012		June 30, 2011
	Average	Interest	Average	Interest
(dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and agricultural	$2,651	$10	$3,756	$—
Real estate - construction	12,166	34	60,795	—
Real estate - mortgage:
1-4 family residential	17,071	66	20,692	1
Commercial	31,720	106	52,421	1
Consumer	699	15	249	—
Total	$64,307	$231	$137,913	$2
With an allowance recorded:
Commercial and agricultural	$1,729	$—	$6,738	$—
Real estate - construction	14,308	9	65,267	—
Real estate - mortgage:
1-4 family residential	10,862	94	17,242	—
Commercial	15,177	159	64,386	1
Consumer	432	13	195	—
Total	$42,508	$275	$153,828	$1
Total:
Commercial and agricultural	$4,380	$10	$10,494	$—
Real estate - construction	26,474	43	126,062	—
Real estate - mortgage:
1-4 family residential	27,933	160	37,934	1
Commercial	46,897	265	116,807	2
Consumer	1,131	28	444	—
Total	$106,815	$506	$291,741	$3
For the three months ended June 30, 2012, the following table presents a breakdown of troubled debt restructurings that were restructured during the quarter segregated by portfolio segment:

For Three Months Ended June 30, 2012
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
(dollars in thousands)	Number	Recorded	Recorded
	of Loans	Investment	Investment
Commercial and agricultural	—	$—	$—
Real estate - construction	4	369	329
Real estate - mortgage:
1-4 family residential	—	—	—
Commercial	3	617	614
Consumer	—	—	—
Total	7	$986	$943

For the six months ended June 30, 2012, the following table presents a breakdown of troubled debt restructurings that were restructured during the six month period segregated by portfolio segment:

	For Six Months Ended June 30, 2012
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
(dollars in thousands)	Number	Recorded	Recorded
	of Loans	Investment	Investment
Commercial and agricultural	—	$—	$—
Real estate - construction	9	2,526	1,603
Real estate - mortgage:
1-4 family residential	2	58	58
Commercial	8	1,356	1,353
Consumer	—	—	—
Total	19	$3,940	$3,014

During the three months ended June 30, 2012, FNB modified 7 loans that were considered to be troubled debt restructurings. FNB extended the terms for five of these loans, the interest rate was lowered for one of these loans, and the remaining loan was modified in both ways.
There were no loans restructured in the twelve months through June 30, 2012 that went into default during the three months or six months ended June 30, 2012.
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
The reserve for unfunded commitments was $1.1 million as of June 30, 2012 and $0.6 million at December 31, 2011.
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
Total OREO and foreclosed assets decreased $24.0 million during the first six months of 2012 from $110.4 million at December 31, 2011, to $86.4 million at June 30, 2012, which represents 47% of total nonperforming assets. At December 31, 2011, OREO and foreclosed assets represented 51% of total nonperforming assets.
The following table summarizes properties acquired in settlement of loans and personal property acquired in settlement of loans, the latter of which is included within the other assets financial statement line item on the Consolidated Balance Sheet at the periods indicated.

(dollars in thousands)	June 30, 2012	December 31, 2011
Real estate acquired in settlement of loans	$86,183	$110,009
Personal property acquired in settlement of loans	217	377
Total property acquired in settlement of loans	$86,400	$110,386

The following tables summarize the changes in real estate acquired in settlement of loans at the periods indicated.

	For Three Months Ended
(dollars in thousands)	June 30, 2012	June 30, 2011
Real estate acquired in settlement of loans, beginning of period	$104,193	$67,331
Plus: New real estate acquired in settlement of loans	6,085	52,680
Plus: Real estate acquired in BOGC acquisition	—	—
Less: Sales of real estate acquired in settlement of loans	(13,502)	(8,681)
Less: Write-downs and net loss on sales charged to expense	(10,593)	(9,946)
Real estate acquired in settlement of loans, end of period	$86,183	$101,384

	For Six Months Ended
(dollars in thousands)	June 30, 2012	June 30, 2011
Real estate acquired in settlement of loans, beginning of period	$110,009	$62,058
Plus: New real estate acquired in settlement of loans	15,020	73,967
Plus: Real estate acquired in BOGC acquisition	—	—
Less: Sales of real estate acquired in settlement of loans	(24,376)	(10,399)
Less: Write-downs and net loss on sales charged to expense	(14,470)	(24,242)
Real estate acquired in settlement of loans, end of period	$86,183	$101,384
At June 30, 2012, 41 assets with a net carrying amount of $12.9 million were under contract for sale. Estimated losses with these sales have been recognized in the Consolidated Statements of Operations in the first six months of 2012.
8. Earnings Per Share
Basic net loss per share, or basic earnings/(loss) per share (“EPS”), is computed by dividing net loss to common shareholders by the weighted average number of common shares outstanding for the period. FNB retired its preferred stock in 2011 and there were no unpaid preferred dividends or accretion of preferred stock discount at June 30, 2012. At June 30, 2011, FNB had $3.5 million of unpaid cumulative dividends on its Series A preferred stock and had $0.3 million in accretion of the discount on the preferred stock.
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

(dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss from continuing operations before cumulative dividends on preferred stock	$(18,138)	$(46,985)	$(28,970)	$(86,999)
Dividends on preferred stock	—	(1,087)	—	(2,104)
Loss from continuing operations, net of tax	(18,138)	(48,072)	(28,970)	(89,103)
Loss from discontinued operations, net of tax	—	(1,989)	(27)	(5,682)
Net loss to common shareholders	$(18,138)	$(50,061)	$(28,997)	$(94,785)
Weighted average number of common shares outstanding - basic and diluted	21,190,848	114,265	21,146,758	114,256
Net loss per common share from continuing operations - basic and diluted	$(0.86)	$(420.71)	$(1.37)	$(779.85)
Net loss per common share from discontinued operations - basic and diluted	—	(17.40)	—	(49.73)
Net loss per common share - basic and diluted	(0.86)	(438.11)	(1.37)	(829.58)
As a result of the net loss for the three and six months ended June 30, 2012 and 2011, all stock options and the common stock warrant were considered antidilutive and thus are not included in this calculation. For the three and six months ended June 30, 2012 and 2011, there were 23,310 and 27,421 antidilutive shares, respectively. Of the antidilutive shares, the number of shares relating to stock options were 1,238 at June 30, 2012 and 5,349 June 30, 2011.

Net loss to common shareholders increased for the three months ended June 30, 2011 by $1.0 million, and for the six months ended June 30, 2011 by $2.1 million, for preferred stock dividends. Accretion on the preferred stock discount associated with the preferred stock of $0.2 million was recognized for the three months ended June 30, 2011. FNB retired its preferred stock in 2011 and there were no preferred stock dividends or accretion on the preferred stock discount for the three and six months ended June 30, 2012.
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
For the three- and six-months ended June 30, 2011, the interest rate swaps designated as a fair value hedge resulted in decreased interest expense of $229,000 and $454,300, respectively, on FHLB advances than would otherwise have been recognized for the liability. The fair value of the swaps at June 30, 2011 was recorded on the Consolidated Balance Sheets as an asset in the amount of $1.6 million.
Because the swaps were terminated in 2011, there were no net gains or losses recognized on the fair value swaps for the three or six months ended June 30, 2012. However, net gains recognized on the fair value swaps during the six months ended June 30, 2011 were $169,000.
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
The table below provides data about the amount of gains and losses related to derivative instruments designated as hedges included in “Other income” in the FNB's Consolidated Statements of Operations:

	Gain, Net of Tax
	Recognized in Income
(dollars in thousands)	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Derivatives designated as hedging instruments:
Interest rate swap contracts - FHLB advances	$—	$46	$—	$102
Continued Operations
During 2012, FNB began originating residential mortgage loans for sale in the secondary market. FNB has established new guidelines in originating, selling loans to Fannie Mae, and retaining or selling the loan servicing rights. The commitments to originate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. As such, they do not qualify for hedge accounting treatment, and the fair value adjustments for these instruments is recorded through the income statement in mortgage loan income.

	Gain (Loss) recognized
(dollars in thousands)	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Derivatives not designated as hedging instruments:
Mortgage loan rate lock commitments (1)	$177	$—	$177	$55
Mortgage loan forward sales and MBS (1)	—	—	—	(44)
Total	$177	$—	$177	$11

(1) For 2011, recognized in "Net loss from discontinued operations" in FNB's Consolidated Statements of Operations.
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
Loans Held for Sale
At June 30, 2012, loans held for sale included loans originated under various loan programs which are sold in the secondary market. These loans are carried at the lower of cost or market. The company classified loans held for sale on June 30, 2012 as recurring Level 2.
At December 31, 2011, loans held for sale included problem commercial loans under contract to be sold. Problem commercial loans are reclassified from loans held for investment to held for sale when they are under contract to be sold, and are carried at the lower of cost or fair value, based on contractual agreements with independent third-party buyers, less estimated costs to sell. At December 31,

2011, FNB classified loans held for sale as nonrecurring Level 2.
Loans
FNB does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as impaired, management determines the fair value of the loan to quantify impairment, should such exist. The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans. At June 30, 2012 and December 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. FNB records impaired loans as nonrecurring Level 3.
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
Mortgage Servicing Rights
The fair value of mortgage serving rights (MSR) is dependent upon a number of assumptions including the fee per loan, the cost to service, the expected loan prepayment rate, and the discount rate.  In determining the fair value of the existing MSR management reviews the key assumptions, analyzes pricing in the market for comparable MSR, and uses a third party provider to independently calculate the fair value of its MSR. FNB records mortgage servicing rights as recurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Assets and liabilities carried at fair value on a recurring basis at June 30, 2012 for continuing operations, including financial instruments that FNB accounts for under the fair value option, are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$1,324	$—	$1,324	$—
Available-for-sale debt securities:
U.S. Treasury and government agencies	7,096	—	7,096	—
U.S. government sponsored agencies	3,616	—	3,616	—
States and political subdivisions	6,066	—	6,066	—
Residential mortgage-backed securities-GSE	385,502	—	385,502	—
Residential mortgage-backed securities-Private	32,680	—	32,680	—
Commercial mortgage-backed securities-Private	5,339	—	5,339	—
Corporate notes	36,837	—	36,837	—
Total available-for-sale debt securities	477,136	—	477,136	—
Mortgage servicing rights	25	—	—	25
Total assets at fair value from continuing operations	$477,161	$—	$477,136	$25
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

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Servicing Rights
(dollars in thousands)	Three Months Ended June 30,
	2012	2011
Beginning balance at April 1,	$—	$—
Total gains or losses (realized/unrealized):
Included in earnings	25	—
Purchases, issuances and settlements	—	—
Servicing rights sold	—	—
Ending balance at June 30,	$25	$—

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Servicing Rights
(dollars in thousands)	Six Months Ended June 30,
	2012	2011
Beginning balance at January 1,	$—	$2,359
Total gains or losses (realized/unrealized):
Included in earnings	25	(117)
Purchases, issuances and settlements	—	—
Servicing rights sold	—	(2,242)
Ending balance at June 30,	$25	$—
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
Assets measured at fair value on a nonrecurring basis are included in the following table at June 30, 2012 for continuing operations:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$32,054	—	—	$32,054
Other real estate owned	50,126	—	—	50,126
Total assets at fair value from continuing operations	$82,180	$—	$—	$82,180
Subsequent to their initial recognition at fair value during the quarter ended December 31, 2011, purchased impaired loans and purchased contractual loans are no longer recorded at their fair value and therefore these loans are not included in the above table of assets measured at fair value on a nonrecurring basis at June 30, 2012.
Assets measured at fair value on a nonrecurring basis are included in the following table at December 31, 2011 for continuing operations:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans held for sale	$4,529	$—	$4,529	$—
Impaired loans, net	31,266	—	—	31,266
Purchased impaired loans	308,594	—	—	308,594
Purchased contractual loans	65,283	—	—	65,283
Other real estate owned	84,794	—	—	84,794
Total assets at fair value from continuing operations	$494,466	$—	$4,529	$489,937
There are no assets measured at fair value on a nonrecurring basis at June 30, 2012 for discontinued operations.
Assets measured at fair value on a nonrecurring basis are included in the following table at December 31, 2011 for discontinued operations:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans held for sale	$233	$—	$233	$—
Total assets at fair value from discontinued operations	$233	$—	$233	$—
Quantitative Information about Level 3 Fair Value Measurements

(dollars in thousands)	Fair Value at June 30, 2012	Valuation Techniques	Unobservable Input	Range
Nonrecurring measurements:
Impaired loans, net	$32,054	Discounted appraisals	Collateral discounts	6.00%-40.00%
Other real estate owned	50,126	Discounted appraisals	Collateral discounts	6.00%-40.00%
Mortgage servicing rights	25	Discounted cash flows	Prepayment rate	10.00% - 30.00%
Mortgage servicing rights			Discount rate	4.00% - 12.00%
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
Loans held for sale Substantially all residential mortgage loans held for sale are pre-sold and their carrying value approximates fair value. FNB classified the fair value of loans held for sale as Level 2.
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
Accrued interest receivable and payable. The carrying amounts of accrued interest payable and receivable approximate fair value and are classified as Level 2.
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
Junior subordinated debentures. Included in junior subordinated debentures are variable rate trust preferred securities issued by FNB. Fair values for the trust preferred securities were estimated by developing cash flow estimates for each of these debt instruments based on scheduled principal and interest payments and current interest rates. Once the cash flows were determined, a rate for comparable subordinated debt was used to discount the cash flows to the present value. The estimated fair value for FNB's junior subordinated debentures is significantly lower than carrying value since credit spreads (i.e., spread to LIBOR) on similar trust preferred issues are currently much wider than when these securities were originally issued. FNB classified the fair value of junior subordinated debentures as Level 3.
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

The estimated fair values of financial instruments for continuing operations are as follows at the periods indicated.

	At June 30, 2012
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets of Continuing Operations:
Cash and cash equivalents	$363,879	$363,879	$363,879	$—	—
Investment securities: Available-for-sale	477,136	477,136	—	477,136	—
Loans held for sale	1,324	1,324	—	1,324	—
Loans, net	1,243,272	1,235,426	—	—	1,235,426
Accrued interest receivable	6,143	6,143	—	6,143	—
Financial Liabilities of Continuing Operations:
Deposits	2,041,770	2,047,053	—	2,047,053	—
Retail repurchase agreements	11,455	11,455	—	11,455	—
Federal Home Loan Bank advances	58,350	63,157	—	63,157	—
Junior subordinated debentures	56,702	36,728	—	—	36,728
Accrued interest payable	1,782	1,782	—	1,782	—

	At December 31, 2011
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets of Continuing Operations:
Cash and cash equivalents	$553,416	$553,416	$553,416	$—	$—
Investment securities: Available-for-sale	431,306	431,306	—	431,306	—
Loans held for sale	4,529	4,529	—	4,529	—
Loans, net	1,178,175	1,176,795	—	—	1,176,795
Accrued interest receivable	5,919	5,919	—	5,919	—
Financial Liabilities of Continuing Operations:
Deposits	2,129,111	2,139,093	—	2,139,093	—
Retail repurchase agreements	8,838	8,838	—	8,838	—
Federal Home Loan Bank advances	58,370	62,555	—	62,555	—
Junior subordinated debentures	56,702	36,218	—	—	36,218
Accrued interest payable	1,654	1,654	—	1,654	—
The estimated fair values of financial instruments for discontinued operations are as follows:

	As of June 30, 2012		As of December 31, 2011
(dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets of Discontinued Operations	$—	$—	$233	$233
Financial Liabilities of Discontinued Operations	—	—	—	—
There were no transfers between valuation levels for any assets during the quarter ended June 30, 2012 or the quarter ended June 30, 2011. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period when the assets are valued.
11. Capital Raise
Between May 21, 2012 and June 26, 2012, the Company issued 485,788shares of common stock at an average price of $15.01 for total proceeds of $7.29 million through its “At The Market” (“ATM”) offering. Net proceeds from the offering of $6.9 million were contributed to CommunityOne Bank, N.A. During July 2012, the Company sold a further 176 shares to holders of warrants issued in connection with the Merger, yielding net proceeds of approximately $3,000.

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
Forward-looking statements contained in this quarterly Report on Form 10-Q are based on current expectations, estimates and projections about FNB's business, management's beliefs and assumptions made by management. These statements are not guarantees of FNB's future performance and involve certain risks, uncertainties and assumptions (called Future Factors), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. Future factors include, without limitation:

•	changes in interest rates, spreads on earning assets and interest-bearing liabilities, the shape of the yield curve and interest rate sensitivity

•	changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	continued and increased credit losses and material changes in the quality of our loan portfolio;

•	decline in the value of our OREO;

•	financial resources in the amount, at the times and on the terms required to support our future business;

•	increased competitive pressures in the banking industry or in FNB's markets;

•	less favorable general economic conditions, either nationally or regionally, resulting in, among other things, a reduced demand for credit or other services;

•	deterioration in the housing markets and reduced demand for mortgages;

•
the outcome of legislation and regulation affecting the financial services industry, including FNB, including the effects underway through the continuing implementation of the Dodd-Frank Act, including proposed revisions to the regulatory capital requirements;

•	changes in accounting principles and standards;

•	adverse changes in financial performance or condition of FNB's borrowers, which could affect repayment of such borrowers' outstanding loans;

•	increases in operating costs and expenses;

•	changes in pricing and product/service offerings by competitors;

•	rapid technological development and changes;

•	the effect of any mergers, acquisitions or other transactions to which we or our subsidiaries may from time to time be a party;

•	failure of assumptions underlying the establishment of our ALL; and

•	success at managing the risks involved in the foregoing,
All forward-looking statements speak only as of the date on which such statements are made, and FNB undertakes no obligation to update any statement, to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.
Important Factors Impacting Comparability of Results
We have accounted for our purchase of Granite Corp. using the acquisition method of accounting as of October 21, 2011, the acquisition date. The results of our operations for the three months and six months ended June 30, 2012 include the results of Granite Corp. The results of operations for the three months and six months ended June 30, 2011 do not include the results of Granite Corp. Our balance sheets as of June 30, 2012 and December 31, 2011 include the assets, liabilities and equity of Granite Corp., while various footnotes and tables presented as of June 30, 2011 do not include the assets, liabilities and equity of Granite Corp.

Financial highlights are presented in the accompanying table.
Selected Financial Data

(dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income Statement Data
Net interest income	$16,049	$9,192	$31,229	$18,401
Provision for loan losses	7,778	33,580	10,845	53,763
Noninterest income	6,532	3,285	10,358	6,867
Noninterest expense	32,915	26,330	59,763	59,080
Loss from continuing operations, before income taxes	(18,112)	(47,433)	(29,021)	(87,575)
Loss from continuing operations, net of tax	(18,138)	(46,985)	(28,970)	(86,999)
Loss from discontinued operations, net of tax	—	(1,989)	(27)	(5,682)
Net loss	(18,138)	(48,974)	(28,997)	(92,681)
Dividends on preferred stock	—	(1,087)	—	(2,104)
Net loss to common shareholders	(18,138)	(50,061)	(28,997)	(94,785)
Period End Balances
Assets	$2,301,761	$1,722,238	$2,301,761	$1,722,238
Loans held for sale (1)	1,324	9,450	1,324	9,450
Loans held for investment (2)	1,281,823	1,018,274	1,281,823	1,018,274
Allowance for loan losses (1)	38,551	59,366	38,551	59,366
Goodwill	4,205	—	4,205	—
Deposits	2,041,770	1,604,954	2,041,770	1,604,954
Borrowings	126,507	213,714	126,507	213,714
Shareholders' equity/(deficit)	108,002	(113,718)	108,002	(113,718)
Average Balances
Assets	$2,328,045	$1,788,465	$2,359,605	$1,839,995
Loans held for sale (1)	3,349	172	4,562	87
Loans held for investment (2)	1,283,673	1,143,641	1,251,181	1,203,475
Allowance for loan losses (1)	38,729	70,477	39,262	79,439
Goodwill	4,205	—	4,055	—
Deposits	2,058,844	1,635,848	2,087,464	1,662,566
Borrowings	123,605	212,206	123,513	214,453
Shareholders' equity/(deficit)	119,619	(77,015)	123,173	(53,981)
Per Common Share Data
Net loss per common share from continuing operations - basic and diluted	$—	$(0.42)	$—	$(0.78)
Net loss per common share from discontinued operations - basic and diluted	—	(0.02)	—	(0.05)
Net loss per common share - basic and diluted	—	(0.44)	—	(0.83)
Book value (3)	5.00	(1,570.13)	5.00	(1,570.26)
Tangible book value (3)	4.46	(1,603.18)	4.46	(1,603.31)
Performance Ratios
Return on average assets	(3.13)%	(10.98)%	(2.47)%	(10.16)%
Return on average tangible assets (3)	(3.15)	(10.96)	(2.48)	(10.14)
Return on average equity (4)	(60.99)	NM	(47.34)	NM

Return on average tangible equity (3)	(70.11)	NM	(53.00)	NM
Net interest margin (tax equivalent)	3.06	2.26	2.97	2.20
Asset Quality Ratios
Allowance for loan losses to period end loans held for investment (1)	3.01%	5.83%	3.01%	5.83%
Nonperforming loans to period end allowance for loan losses (1)	247.82	350.18	247.82	350.18
Net charge-offs (annualized) to average loans held for investment	2.83	15.06	1.87	14.76
Nonperforming assets to period end loans held for investment and foreclosed property (5)	13.30	27.63	13.30	27.63
Capital and Liquidity Ratios
Average equity to average assets	5.14%	(4.31)%	5.22%	(2.93)%
Leverage capital	5.83	(7.23)	5.83	(7.23)
Tier 1 risk-based capital	9.62	(10.73)	9.62	(10.73)
Total risk-based capital	12.19	(10.73)	12.19	(10.73)
Average loans to average deposits	62.51	69.91	60.13	72.39
Average loans to average deposits and borrowings	58.97	61.88	56.77	64.12
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
Through our bank subsidiaries, we offer a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers through operations located throughout central, southern and western North Carolina, including the counties of Alamance, Alexander, Ashe, Burke, Caldwell, Catawba, Chatham, Gaston, Guilford, Iredell, Mecklenburg, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes. Management believes that the banks have a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors, including federal, state and local governments.
CommunityOne owns two subsidiaries: Dover Mortgage Company (“Dover”) and First National Investor Services, Inc. Dover previously engaged in the business of originating, underwriting and closing mortgage loans for sale in the secondary market. Dover ceased operations in the first quarter of 2011 and filed for Chapter 11 bankruptcy on February 15, 2012. First National Investor Services, Inc. holds deeds of trust for CommunityOne. Through Granite Corp., we also own Granite Mortgage, Inc., which ceased mortgage operations in 2009 and filed for Chapter 11 bankruptcy on February 15, 2012. FNB also owns FNB United Statutory Trust I, FNB United Statutory Trust II, and Catawba Valley Capital Trust II, which were formed to facilitate the issuance of trust preferred securities.
We earn revenue primarily from interest on loans, securities investments, mortgage banking income and fees charged for financial services provided to our customers. Offsetting these revenues are the cost of deposits and other funding sources, provision for loan losses and write-downs in the value of our OREO, and other operating costs such as: salaries and employee benefits, occupancy, data processing expenses, merger related expenses and tax expense.
On October 21, 2011, as part of the recapitalization of FNB, FNB acquired Granite Corp., through the merger of a wholly owned subsidiary of FNB merging into Granite Corp (the "Merger"). The Merger was part of FNB's recapitalization strategy.

Results of Operations
Net Interest Income
Our principal source of revenue is net interest income. Net interest income is the difference between interest income earned on interest-earning assets, primarily loans and investment securities, and interest expense paid on interest-bearing deposits and other interest-bearing liabilities. This measure represents the largest component of income for FNB. The net interest margin measures how effectively we manage the difference between the interest income earned on interest-earning assets and the interest expense paid for funds to support those assets. Changes in interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities, the rate of growth of the interest-earning assets and interest-bearing liabilities base, the ratio of interest-earning assets to interest-bearing liabilities, and the management of interest rate sensitivity factor into fluctuations within net interest income. An analysis is presented in the Average Balances and Net Interest Income Analysis for the three month and six month periods ended June 30, 2012 and 2011.
Net interest income on a taxable equivalent basis was $16.1 million for the three month period ended June 30, 2012 compared to $9.3 million for the same period in 2011 primarily related to the addition of Granite net interest income of $7.6 million during the second quarter of 2012.
Net interest margin (taxable equivalent) improved 80 basis points from 2.26% in the second quarter of 2011 to 3.06% in the second quarter of 2012. The increase was attributable to the impact of the Merger, management strategies to shift the mix of deposits to lower rate demand, savings and money market deposits, and the reduction of nonperforming loans compared to the second quarter of 2011. The yield on average earning assets increased by 19 basis points during the second quarter of 2012 to 3.89% from 3.70% in the second quarter of 2011. The cost of interest-bearing liabilities declined during the second quarter of 2012 by 51 basis points to 0.91% compared to 1.42% in the second quarter of 2011, primarily as a result of the deposit mix shift, declines in interest rates on all deposit products, and the impact of the accretion of fair value marks at Granite. Importantly, the cost of interest-bearing deposits declined 52 basis points from 1.35% for the second quarter of 2011 to 0.83% for the second quarter of 2012.
Net interest income on a taxable equivalent basis was $31.3 million for the six month period ended June 30, 2012 compared to $18.8 million for the same period in 2011 primarily related to the addition of Granite net interest income of $15.3 million during the first six months of 2012.
Net interest margin (taxable equivalent) improved 77 basis points from 2.20% in the first six months of 2011 to 2.97% in the first six months of 2012. The increase was attributable to the impact of the Merger, the impact of management strategies to shift the mix of deposits to lower rate demand, savings and money market deposits and the Granite acquisition, declines in interest rates on all deposit products, and the reduction of nonperforming loans compared to the first six months of 2011. The yield on average earning assets increased by 19 basis points during the first six months of 2012 to 3.83% from 3.64% in the first six months of 2011. The cost of interest-bearing liabilities declined during the first six months of 2012 by 50 basis points to 0.94% compared to 1.44% in the first six months of 2011, primarily as a result of the deposit mix shift, declines in interest rates on all deposit products, and the impact of the accretion of fair value marks at Granite. The cost of interest-bearing deposits declined 49 basis points from 1.36% for the first six months 2011 to 0.87% for the first six months of 2012.
The following tables summarize the average balance sheets and net interest income/margin analysis for the three-months and six months ended June 30, 2012 and 2011. FNB's interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively.

Average Balances and Net Interest Income Analysis - Second Quarter

	Three Months Ended June 30,
	2012			2011
			Average			Average
(dollars in thousands)	Average	Income /	Yield /	Average	Income /	Yield /
	Balance (3)	Expense	Rate	Balance (3)	Expense	Rate
Interest-earning assets:
Loans (1)(2)	$1,287,022	$17,283	5.40%	$1,143,813	$12,279	4.31%
Taxable investment securities	457,414	2,887	2.54	363,950	2,717	2.99
Tax-exempt investment securities (1)	—	—	—	7,741	206	10.68
Other earning assets	370,593	310	0.34	137,409	118	0.34
Assets of discontinued operations	—	—	—	7,372	13	0.71
Total earning assets	2,115,029	20,480	3.89	1,660,285	15,333	3.70

Noninterest-earning assets:
Cash and due from banks	20,395			22,627
Goodwill and core deposit premium	11,907			3,905
Other assets, net	180,714			102,667
Assets of discontinued operations	—			(1,019)
Total assets	$2,328,045			$1,788,465

Interest-bearing liabilities:
Interest-bearing demand deposits	$350,235	$379	0.44%	$226,627	$435	0.77%
Savings deposits	72,480	27	0.15	45,647	29	0.25
Money market deposits	439,132	486	0.45	283,168	562	0.80
Time deposits	941,206	2,809	1.20	922,947	3,937	1.71
Total interest-bearing deposits	1,803,053	3,701	0.83	1,478,389	4,963	1.35
Retail repurchase agreements	8,547	9	0.42	8,892	14	0.63
Federal Home Loan Bank advances	58,356	387	2.67	144,112	703	1.96
Other borrowed funds	56,702	286	2.03	59,202	318	2.15
Total interest-bearing liabilities	1,926,658	4,383	0.91	1,690,595	5,998	1.42

Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	255,791			157,459
Other liabilities	25,977			16,610
Shareholders' equity/(deficit)	119,619			(77,015)
Liabilities of discontinued operations	—			816
Total liabilities and shareholders' equity	$2,328,045			$1,788,465

Net interest income and net yield on earning assets (4)		$16,097	3.06%		$9,335	2.26%

Interest rate spread (5)			2.98%			2.28%
(1) The fully tax equivalent basis is computed using a federal tax rate of 35%.
(2) Average loan balances include nonaccruing loans and loans held for sale.
(3) Average balances include market adjustments to fair value for securities and loans held for sale.
(4) Net yield on earning assets is computed by dividing net interest income by average earning assets.
(5) Earning asset yield minus interest bearing liabilities rate.

Average Balances and Net Interest Income Analysis - Six Months

	Six Months Ended June 30,
	2012			2011
			Average			Average
(dollars in thousands)	Average	Income /	Yield /	Average	Income /	Yield /
	Balance (3)	Expense	Rate	Balance (3)	Expense	Rate
Interest-earning assets:
Loans (1)(2)	$1,255,743	$34,289	5.49%	$1,203,562	$25,445	4.26%
Taxable investment securities	447,637	5,571	2.50	345,416	4,798	2.80
Tax-exempt investment securities (1)	—	—	—	9,066	457	10.16
Other earning assets	439,172	660	0.30	147,153	284	0.39
Assets of discontinued operations	—	—	—	14,166	56	0.80
Total earning assets	2,142,552	40,520	3.83	1,719,363	31,040	3.64

Noninterest-earning assets:
Cash and due from banks	20,180			24,413
Goodwill and core deposit premium	11,934			4,005
Other assets, net	184,772			92,080
Assets of discontinued operations	167			134
Total assets	$2,359,605			$1,839,995

Interest-bearing liabilities:
Interest-bearing demand deposits	$349,083	$764	0.44%	$227,718	$917	0.81%
Savings deposits	71,239	53	0.15	45,252	57	0.25
Money market deposits	436,315	982	0.45	293,555	1,146	0.79
Time deposits	982,680	6,125	1.25	939,824	8,012	1.72
Total interest-bearing deposits	1,839,317	7,924	0.87	1,506,349	10,132	1.36
Retail repurchase agreements	8,450	17	0.40	9,355	31	0.67
Federal Home Loan Bank advances	58,361	666	2.29	144,294	1,401	1.96
Other borrowed funds	56,702	589	2.09	60,804	696	2.31
Total interest-bearing liabilities	1,962,830	9,196	0.94	1,720,802	12,260	1.44

Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	248,147			156,217
Other liabilities	24,286			15,671
Shareholders' equity/(deficit)	123,173			(53,981)
Liabilities of discontinued operations	1,169			1,286
Total liabilities and shareholders' equity	$2,359,605			$1,839,995

Net interest income and net yield on earning assets (4)		$31,324	2.97%		$18,780	2.20%

Interest rate spread (5)			2.89%			2.20%
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

Provision for Loan Losses
The provision for loan loss provides a level of allowance considered appropriate to absorb estimated losses inherent in the loan portfolio. The amount of this charge is affected by several considerations, including management's evaluation of various risk factors in determining the adequacy of the allowance (see additional discussion under “Asset Quality”), actual loan loss experience and changes in the loan portfolio.

During the three month period ended June 30, 2012, the provision for loan losses, excluding discontinued operations, was $7.8 million, compared to $33.6 million in the same period of 2011 as a result of reductions in nonperforming loans. The Bank has experienced lower net charge-offs and improved classified asset and past due levels compared to 2011. During the second quarter of 2012 management established a $3.3 million allowance related to purchased impaired loans acquired in the Merger. During the six month period ended June 30, 2012, the provision for loan losses, excluding discontinued operations, was $10.8 million, compared to $53.8 million, in the same period of 2011 also due to reductions in nonperforming loans. Net charge-offs for the six months ended June 30, 2012 totaled $11.7 million, or 1.87% of annualized average loans, reduced from $88.1 million, or 14.76% of annualized average loans for the same period in 2011, also as a result of reductions in nonperforming loans.
Noninterest Income
Noninterest income includes mortgage banking income, fees and service charges on deposit accounts, fees from cardholder and merchant services, fees and commissions related to trust and investment services, gains and losses on the sales of securities, and all other types of noninterest revenue.
For the three months ended June 30, 2012, noninterest income, excluding discontinued operations, was $6.5 million compared to $3.3 million for the same period in 2011. The increase was the result of $2.0 million of gains on sales of investment securities in 2012, as well as $1.1 million in other noninterest income, excluding gain on sales of securities, for Granite. For the six months ended June 30, 2012, noninterest income, excluding discontinued operations, was $10.4 million compared to $6.9 million for the same period in 2011. The increase was the result of the securities gains described above, as well as $2.2 million of other noninterest income for Granite, partially offset by declines in service charges on deposits as a result of decreased NSF and overdraft fees.
Noninterest Expense
Noninterest expense includes salary and employee benefits, occupancy and equipment, expenses associated with other real estate owned, including write-downs, and one-time expenses related to the acquisition and integration of Granite.
Noninterest expenses were $32.9 million in the second quarter of 2012 compared to $26.3 million in the same period of 2011, an increase of $6.6 million, or 25%. The increase in noninterest expense was primarily attributable to the addition of $7.3 million in Granite noninterest expenses. Included in the Granite expenses for the second quarter of 2012 was $1.1 million relating to litigation and mortgage claim reserves. For the six months ended June 30, 2012, noninterest expenses were $59.8 million compared to $59.1 million in the same period of 2011. Results for 2012 include $14.3 million of expenses for Granite. That increase is offset by a $10.7 million decrease in OREO expense at CommunityOne, as well as a $2.2 decrease of FDIC insurance costs at CommunityOne as a result of new FDIC assessment rates based on the improved capital position of CommunityOne, among other factors.
Merger-related expenses were reduced by $0.7 million relating to branch closures and $1.0 million in termination costs for information system contracts in the three months ended June 30, 2012. These expenses, which had been properly accrued in the first quarter of 2012 based on management's expectations, were reversed as management does not expect the legal bank merger to occur in 2012.
Full-time equivalent employees averaged 634 employees for the second quarter 2012 versus 474 employees for the second quarter of 2011. The increase is primarily related to the acquisition of Granite in October 2011, as well as increases in staff in credit and problem asset resolution areas.
Provision for Income Taxes
Excluding discontinued operations, FNB had an income tax expense totaling $26,000 for the second quarter of 2012 and an income tax benefit of $51,000 for the first six months of 2012. FNB recorded income tax benefits of $448,000 and $576,000 for the three months and six months ended June 30, 2011, respectively. FNB's provision for income taxes, as a percentage of loss before income taxes, excluding discontinued operations, was 0.14% and 0.18% for the three months and six months ended June 30, 2012, respectively, compared to 0.94% and 0.66% for the three months and six months ended June 30, 2011, respectively.
Balance Sheet Review
Total assets at June 30, 2012 were $2,301.8 million, a decrease of $107.3 million, or 4.5%, compared to total assets of $2,409.1 million at December 31, 2011.
Cash and interest-bearing balances were $363.9 million at June 30, 2012, a decrease of $189.5 million, or 34.2%, compared to $553.4 million at December 31, 2011, primarily attributable to the purchases of $137.4 million of residential mortgage loans and the purchase of $44.0 million of securities (net of sales and repayments), offset by loan repayments and OREO sales.
Investment securities increased $45.8 million during the first six months of 2012, from $431.3 million at December 31, 2011 to $477.1 million at June 30, 2012, an increase of 10.6%. The portfolio is comprised of U.S. federal agency securities and federal agency MBSs (GSE), securities of U.S. state and political subdivisions, private residential MBSs and corporate debt securities.
Gross loans held for investment increased $64.3 million, or 5.3%, during the first quarter of 2012, from $1,217.5 million at December 31, 2011 to $1,281.8 million at June 30, 2012. During the first six months of 2012, FNB purchased $137.4 million of performing residential mortgage loans.
Other real estate owned ("OREO") decreased $23.8 million during the first six months of 2012, from $110.0 million at December 31, 2011 to $86.2 million at June 30, 2012, as a result of OREO sales and writedowns.
Total deposits were $2,041.8 million at June 30, 2012, a decline of $87.3 million, or (4.1)% from $2,129.1 million at December 31, 2011. Management has implemented strategies to shift the mix of deposits from higher cost time deposits, including higher rate CD's and brokered CD's, towards lower rate demand, savings and money market deposits. At June 30, 2012, CD's comprised 44.6% of total deposits compared to 49.1% at December 31, 2011. Noninterest-bearing deposits increased $27.4 million, or 11.7%, from $234.7 million at December 31, 2011 to $262.1 million at June 30, 2012. Total cost of interest-bearing deposits declined by 49 basis points from 1.36% in the first six months of 2011 to 0.87% in the first six months of 2012.
Shareholders' equity at June 30, 2012 was $108.0 million as compared to $129.0 million at December 31, 2011. The book value per share was $5.00 and average equity to average assets was 5.22% at June 30, 2012 as compared to a book value per share of $6.11 and average equity to average assets of (1.19)% at December 31, 2011. The change in shareholders' equity reflects a net loss to common shareholders for the six months ended June 30, 2012 of $29.0 million, offset by $6.9 million in common equity raised during the first six months of 2012, and $2.0 million other comprehensive income, net of tax. FNB did not declare common dividends during the six months ended June 30, 2012, and will not be able to pay any dividends until such time as FNB returns to profitability and either receives or is not required to receive regulatory approval for the payment of dividends. FNB does not expect to pay dividends to shareholders for the foreseeable future.
Investment Securities
FNB evaluates all securities on a quarterly basis, and more frequently as economic conditions warrant, to determine if an other-than-temporary impairment (“OTTI”) exists. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than book value, the financial conditions and near-term prospects of the issuer, and the ability and intent of FNB to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, FNB may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income/(loss) in shareholders' equity) and not recognized in income until the security is ultimately sold. As of June 30, 2012, there were no securities considered by FNB to have OTTI.
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
The allowance for loan losses at December 31, 2011 decreased marginally from $39.4 million to $38.6 million at June 30, 2012. As a percentage of gross loans, the allowance for loan losses declined from 3.23% at December 31, 2011 to 3.01% at June 30, 2012.
During the six month period ended June 30, 2012, FNB charged off $10.3 million in loans and realized $1.3 million in recoveries, for $9.0 million of net charge-offs. The majority of the loans that were charged off were loans that had been in impairment status and had specific reserves assigned to them in prior periods.
Acquired Loans
Loans acquired in the Merger ("Granite Purchased Loans") include purchased impaired loans ("PI Loans") and purchased contractual ("PC Loans") revolving consumer and commercial loans. At June 30, 2012 there were $323.7 million of Granite Purchased Loans, of which $36.7 million were Purchased Contractual Loans, $250.4 million were Purchased Impaired Loans with no subsequent credit deterioration and $36.7 million were Purchased Impaired Loans with subsequent credit deterioration.
PI Loans are segregated into pools and recorded at estimated fair value on the date of acquisition without the carryover of the related ALL. PI Loans are accounted for under ASC 310-30 when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition we will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the date of acquisition may include statistics such as past due status, nonaccrual status and risk grade. PI Loans generally meet FNB's definition for nonaccrual status, however, even if the borrower is not currently making payments, FNB will classify loans as accruing if FNB can reasonably estimate the amount and timing of future cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference.
Periodically, we estimate the expected cash flows for each pool of the PI loans and evaluate whether the expected cash flows for each pool have changed from prior estimates. Decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or reclassification from nonaccretable difference to accretable yield with a positive impact on future interest income. Excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.
We have elected to treat the Granite portfolio under ASC 310-30, with the exception of performing revolving consumer and commercial loans, which are being accounted for under ASC 310-20.
At June 30, 2012, an ALL of $3.8 million was required for the Purchased Granite Loans, and in addition, the Purchased Granite Loans are presented on an accruing basis.
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
The level of nonperforming loans decreased from $106.0 million or 9.0% of loans held for investment at December 31, 2011, to $95.5 million, or 7.7% of loans held for investment at June 30, 2012. OREO and repossessed assets were $86.4 million at June 30, 2012, compared to $110.4 million at December 31, 2011, a decline of $24.0 million. During the first six months of 2012, we recorded net write-downs and net loss on sales of OREO of $14.5 million as compared to $24.2 million during the first six months of 2011. Depressed market conditions have adversely impacted, and may continue to adversely impact, the financial condition and liquidity position of certain borrowers. Additionally, the value of real estate collateral may come under further pressure from weak economic conditions and prevailing unemployment levels resulting in additional delinquencies and loans being placed on nonaccrual.
The soft real estate market in 2011 and 2012 has adversely affected the financial condition and liquidity position of certain borrowers. Real estate secured lending (including commercial, construction, land development, and residential single family housing) is a large portion of our loan portfolio. These categories constitute $1,159.3 million or approximately 90.5%, of our total loan portfolio. These categories are generally affected by changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. The downturn in the real estate markets in which we originate, purchase, and service mortgage and other loans hurt our business because these loans are secured by real estate. Further declines will adversely affect the value of real estate collateral of loans secured by real estate, which could adversely affect our future earnings.
Allowance for Loan Losses
In determining the ALL and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to a review of individual loans, historical loan loss experience, the value and adequacy of collateral, as well as the economic conditions in our market area. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In addition, as an integral part of its examination process, the OCC periodically reviews CommunityOne's ALL and the FDIC periodically reviews Granite's ALL. Either the OCC or FDIC may require CommunityOne or Granite, as the case may be, to recognize changes to the allowance based on its judgments about information available to them at the time of its examinations. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance.
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
Excluding discontinued operations, the ALL, as a percentage of loans held for investment, amounted to 3.01% at June 30, 2012 compared to 3.23% at December 31, 2011. Net charge-offs were $11.6 million in the first six months of 2012 compared to $88.1 million in the first six months of 2011. Annualized charge-offs in the first six months of 2012 fell to 1.87% of average loans, from 14.76% in the same period of 2011. A substantial portion of 2012 charge-offs were related to impaired loans, and consisted of loans considered wholly impaired and loans with partial impairment. The provision for losses charged to operations in the first six months of 2012 decreased to $10.8 million from $53.8 million in 2011.
Management continually performs thorough analyses of the loan portfolio. As a result of these analyses, certain loans have migrated to higher, more adverse risk grades and an aggressive posture towards the timely charge-off of identified impairment has also continued. Actual past due loans and loan charge-offs have remained at manageable levels and management continues to diligently work to improve asset quality. Management believes the ALL of $38.6 million at June 30, 2012 is adequate to cover probable losses inherent in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management's judgments are based on numerous assumptions about current events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of FNB. Additional information on the ALL is presented in Note 6 to the consolidated financial statements.
The following table presents FNB's investment in loans considered to be impaired and related information on those impaired loans as of June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, held for sale	$—	$—	$4,529	$—
Impaired loans, not individually reviewed for impairment	6,750	—	5,127	—
Impaired loans, individually reviewed, with no impairment	55,160	—	53,884	—
Impaired loans, individually reviewed, with impairment	40,778	8,724	42,357	11,090
Total impaired loans *	$102,688	$8,724	$105,897	$11,090

Purchased impaired loans with subsequent deterioration	36,659	3,336	—	—
Purchased impaired loans with no subsequent deterioration	250,433	—	330,836	—
Total Reserves		12,060		11,090

Average impaired loans calculated using a simple average	$107,263		$112,600
* Included at June 30, 2012 and December 31, 2011 were $3.9 million and $2.9 million, respectively, in restructured and performing loans.
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
Consistent with the general approach to liquidity, loans and other assets of FNB are funded primarily by of local core deposits. To date, a stable retail deposit base and a modest amount of brokered deposits have been adequate to meet FNB's loan obligations, while maintaining the desired level of immediate liquidity. Additionally, an investment securities portfolio is available for both immediate and secondary liquidity purposes.
During the first quarter of 2012, FNB resumed deferring the payment of cash dividends on its outstanding junior subordinated debentures.
As of June 30, 2012, available borrowing under credit lines totaled $87.0 million, compared to $74.5 million at December 31, 2011. FNB could also access $45.8 million of additional borrowings under credit lines by pledging additional collateral. Lendable collateral values are subject to change as a result of periodic reviews by the FHLB.
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
FNB's balance sheet was asset-sensitive at June 30, 2012. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. FNB's asset sensitivity is primarily derived from a large cash and due from banks position, a large concentration in prime-based commercial loans that adjust as the prime interest rate changes and the long duration of its indeterminate term deposits. These prime based loans are primarily funded by deposits that are not expected to reprice as quickly as the loans. Since the prime rate is not expected to decline below current levels, FNB's risk to lower interest rates is low.
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
Under the Consent Order CommunityOne entered into with the OCC on July 22, 2010, CommunityOne is required to maintain a leverage capital ratio of 9% and a total risk based capital ratio of 12%. Under the Order that Granite entered into with the FDIC and the North Carolina Commissioner of Banks ("NCCOB") on August 17, 2009, Granite is required to maintain a leverage capital ratio of 8% and a total risk based ratio of 12%. At June 30, 2012, FNB had a total risk-based capital ratio of 12.19% and a Tier 1 risk-based capital ratio of 9.62%. CommunityOne and Granite had a total risk-based capital ratio of 11.73% and 13.53%, respectively, and a Tier 1 risk-based capital ratio of 10.45% and 13.37%, respectively. FNB had a leverage capital ratio of 5.83% at June 30, 2012, and each of CommunityOne and Granite had leverage capital ratios of 6.35% and 7.61%, respectively. As of June 30, 2012, CommunityOne was not in compliance with either the leverage capital or the total risk based capital requirements of its Order, and Granite was not in compliance with the leverage capital requirement of its Order.
The prompt corrective action provisions of federal law require the federal bank agencies to take prompt corrective action to resolve problems of insured depository institutions such as CommunityOne and Granite. The extent of these powers depends upon whether the institution is designated as well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. The minimum capital requirements to be characterized as “well-capitalized” and “adequately capitalized,” as defined by the prompt corrective action provision of federal law, the capital requirements required under the Orders, and each of CommunityOne's and Granite's capital ratios as of June 30, 2012 were as follows:

			Minimum Regulatory Requirement
					Pursuant to Order
	CommunityOne Bank	Bank of Granite	Adequately Capitalized	Well- Capitalized	CommunityOne Bank	Bank of Granite
Leverage capital ratio	6.35%	7.61%	4.00%	5.00%	9.00%	8.00%
Tier 1 risk-based capital ratio	10.45%	13.37%	4.00%	6.00%	—	—
Total risk-based capital ratio	11.73%	13.53%	8.00%	10.00%	12.00%	12.00%

As of June 30, 2012, CommunityOne and Granite were designated under these prompt corrective action provisions as "adequately capitalized" by the OCC and FDIC, respectively, because each bank continues to be subject to an Order.
The federal banking agencies have issued notices of proposed rulemakings that would change the leverage and risk-based capital requirements (including the prompt corrective action framework). Under these proposed rulemakings, the definition of the regulatory capital components would materially change. Among the most important of these changes is that a new common equity Tier 1 risk based capital ratio would be added. In addition, net unrealized gains and losses on available for sale debt and equity securities would be included in common equity Tier 1 capital. Certain deductions from common equity would be expanded and others, including mortgage servicing assets and deferred tax assets subject to temporary timing differences, would be subject to threshold deductions. While existing limitations on tier 2 capital would be eliminated, the agencies would also require a capital conservation buffer of up to 2.5% above each of the capital ratio requirements (common equity tier 1, tier 1, and total risk-based capital) which must be met for a bank to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction. The rulemakings also propose changes in the risk-weighting of certain assets, including, 1 - 4 family residential mortgage loans, “high volatility” commercial real estate, past due assets, structured securities and equity holdings. The methodology for off balance sheet items such as commitments with an original maturity of less than or equity to one year that are not unconditional cancelable and mortgage loans sold with certain credit enhancing representations and warranties, are also revised. The proposals dealing with the regulatory capital components are scheduled to go into effect on January 1, 2013 and the proposals revising the risk weighting of certain assets are scheduled to go into effect on January 1, 2015. These changes, if adopted as proposed, could have a material effect on FNB.
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
Allowance for Loan Losses ("ALL")
The ALL, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management's best estimate of probable loan losses incurred as of the balance sheet date. FNB's ALL is assessed quarterly by management. This assessment includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. FNB has grouped its loans into pools according to the loan segmentation regime employed on schedule RC-C of the FFIEC's Consolidated Report of Condition and Income. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used. See additional discussion under Asset Quality.
Valuation of Other Real Estate Owned
Other real estate owned represents properties acquired through foreclosure or deed in lieu thereof. The property is classified as held for sale and is carried at fair value based on recent appraisals, less estimated costs to sell. Declines in the fair value of properties included in other real estate below carrying value are recognized by a charge to income. An increases in fair value is not recognized until the property is sold.
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
Business Combinations
Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method the acquiring entity in a business combination recognizes 100% of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceed the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Purchased impaired loans ("PI") are recorded at fair value at acquisition date. Therefore, amounts deemed uncollectible at acquisition date become part of the fair value determination and are excluded from the allowance for loan and lease losses. Following acquisition, we periodically review PI loans to determine if changes in estimated cash flows have occurred. Subsequent decreases in the amount expected to be collected result in a provision for loan losses with a corresponding increase in the allowance for loan losses. Subsequent increases in the amount expected to be collected result in a reversal of any previously recorded provision for loan losses and related allowance for loan losses, if any, or prospective adjustment to the accretable yield if no provision for loan losses had been recorded. Results of operations of an acquired business are included in the statement of earnings from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred.
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
A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the increased credit losses, the FNB continues to be in a three-year cumulative pre-tax loss position as of June 30, 2012. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset, which is difficult to overcome. FNB's estimate of the realization of its deferred tax assets was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years and estimated unrealized losses in the available-for-sale investment portfolio. In total, FNB has a gross deferred tax asset of $178.3 million which is offset by a valuation allowance of $176.8 million. FNB did not consider future taxable income in determining the realizability of its deferred tax assets. FNB expects its income tax expense (benefit) will be negligible for the next several quarters until profitability has been restored for a reasonable time and such profitability is considered sustainable. At that time, the valuation allowance would be reversed. Reversal of the valuation allowance requires a great deal of judgment and will be based on the circumstances that exist as of that future date. If future events differ significantly from our current forecasts, we may need to increase this valuation allowance, which could have a material adverse effect on the results of operations and financial condition.
The Merger was considered a change in control for Granite Corp. under Internal Revenue Code Section 382 and the Regulations, thereunder. Accordingly, we are required to evaluate potential limitation or deferral of its ability to carryforward pre-acquisition net operating losses and to determine the amount of net unrealized built-in losses (“NUBIL”), which may be subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, NUBIL realized within 5 years of the change in control are subject to potential limitation, which for us is October 20, 2016. Through that date, we will continue to analyze our ability to utilize such losses to offset anticipated future taxable income, however, this estimate will not be known until the five-year recognition period expires. Losses limited under these provisions are generally limited to a carryforward period of 20 years, subject to the annual limitation and expire if not used by the end of that period. As of June 30, 2012, total deferred tax assets attributable to Granite Corp. and subsidiaries were approximately $35.4 million which is offset by a valuation allowance of $34.4 million. We anticipate that some of these benefits from the net operating losses and built-in losses will not ultimately be realized; however, that amount is subject to continuing analysis and has not yet been determined.
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

•	“Common shareholders' equity” is shareholders' equity reduced by preferred stock and the common stock warrant.

•	“Tangible common shareholders' equity” is shareholders' equity reduced by preferred stock, the common stock warrant, goodwill and other intangible assets.

•	“Tangible shareholders' equity” is shareholders' equity reduced by recorded goodwill, other intangible assets and preferred stock.

•	“Tangible assets” are total assets reduced by recorded goodwill and other intangible assets.

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

The following table provides a more detailed analysis of these non-GAAP measures.

(dollars in thousands, except per share data)	June 30, 2012	December 31, 2011	June 30, 2011
Total shareholders' equity/(deficit)	$108,002	$129,015	$(113,718)
Less:
Preferred stock	—	—	61,802
Common stock warrant	—	—	3,891
Common shareholders' equity/(deficit)	$108,002	$129,015	$(179,411)
Total shareholders' equity/(deficit)	$108,002	$129,015	$(113,718)
Less:
Goodwill	4,205	3,905	—
Core deposit intangible	7,473	8,177	3,776
Preferred stock	—	—	61,802
Common stock warrant	—	—	3,891
Tangible common shareholders' equity/(deficit)	$96,324	$116,933	$(183,187)
Total shareholders' equity/(deficit)	$108,002	$129,015	$(113,718)
Less:
Goodwill	4,205	3,905	—
Core deposit intangible	7,473	8,177	3,776
Tangible shareholders' equity/(deficit)	$96,324	$116,933	$(117,494)
Total assets	$2,301,761	$2,409,108	$1,722,238
Less:
Goodwill	4,205	3,905	—
Core deposit intangible	7,473	8,177	3,776
Tangible assets	$2,290,083	$2,397,026	$1,718,462
Book value per common share	$5.00	$6.11	$(1,570.26)
Effect of intangible assets	(0.54)	(0.57)	(33.05)
Tangible book value per common share	4.46	5.54	(1,603.31)

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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Sections 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934), was carried out under the supervision and with the participation of FNB's Chief Executive Officer and Chief Financial Officer and several other members of senior management as of June 30, 2012, the last day of the period covered by this Quarterly Report. FNB's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management (including FNB's Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal Control Changes
The Company did not make any substantial changes to its systems of internal control during the second quarter of 2012.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
In the ordinary course of operations, FNB is party to various legal proceedings. Other than noted below, FNB is not involved in, nor has it terminated during the six months ended June 30, 2012, any pending legal proceedings other than routine, nonmaterial proceedings occurring in the ordinary course of business.
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
Item 2.    Unregistered Sales of Equity Securities and Repurchases
Not Applicable
Item 3.    Defaults Upon Senior Securities
Not Applicable
Item 4.    Mine Safety Disclosures
Not Applicable
Item 5. Other Information
None
Item 6.    Exhibits
Exhibits to this report are listed in the Index to Exhibits on page 53 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FNB United Corp.
(Registrant)

Date: August 10, 2012                    By:    /s/ DAVID L. NIELSEN
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