Form 10-Q
period 2012-09-30
FNB United Corp.
filed 2012-11-05
CIK 764811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012	Commission File Number 0-13823

FNB UNITED CORP.
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1456589
(State of Incorporation)	(I.R.S. Employer Identification No.)
150 South Fayetteville Street
Asheboro, North Carolina	27203
(Address of principal executive offices)	(Zip Code)

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

As of November 1, 2012 (the most recent practicable date), the Registrant had outstanding approximately 21,588,056 shares of Common Stock.

FNB United Corp. and Subsidiaries
Report on Form 10-Q
September 30, 2012

i

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
FNB United Corp. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)	September 30, 2012	December 31, 2011
Assets
Cash and due from banks	$45,556	$35,773
Interest-bearing bank balances	282,314	517,643
Investment securities:
Available-for-sale, at estimated fair value (amortized cost of $482,979 in 2012 and $430,836 in 2011)	492,386	431,306
Loans held for sale	8,212	4,529
Loans held for investment	1,231,795	1,217,535
Less: Allowance for loan losses	(30,859)	(39,360)
Net loans held for investment	1,200,936	1,178,175
Premises and equipment, net	52,637	53,763
Other real estate owned and property acquired in settlement of loans	80,800	110,386
Core deposit premiums and other intangibles	7,369	8,177
Goodwill	4,205	3,905
Bank-owned life insurance	38,482	37,515
Other assets	25,168	27,691
Assets from discontinued operations	—	245
Total Assets	$2,238,065	$2,409,108
Liabilities
Deposits:
Noninterest-bearing demand deposits	$264,370	$234,673
Interest-bearing deposits:
Demand, savings and money market deposits	881,922	849,828
Time deposits of $100,000 or more	322,964	394,431
Other time deposits	512,997	650,179
Total deposits	1,982,253	2,129,111
Retail repurchase agreements	9,433	8,838
Federal Home Loan Bank advances	58,339	58,370
Junior subordinated debentures	56,702	56,702
Other liabilities	24,465	25,980
Liabilities from discontinued operations	—	1,092
Total Liabilities	2,131,192	2,280,093
Shareholders' Equity
Preferred stock Series A, $10.00 par value; authorized 200,000 shares, no shares issued and outstanding in 2012 and 2011	—	—
Preferred stock, $1.00 par value, authorized 15,000,000 shares, no shares issued and outstanding in 2012 and 2011	—	—
Common stock, no par value; authorized 2,500,000,000 shares, issued 21,588,056 shares in 2012 and 21,102,668 shares in 2011	460,953	455,166
Accumulated deficit	(355,891)	(322,182)
Accumulated other comprehensive income (loss)	1,811	(3,969)
Total Shareholders' Equity	106,873	129,015
Total Liabilities and Shareholders' Equity	$2,238,065	$2,409,108
See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries
Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest Income
Interest and fees on loans	$16,264	$10,967	$50,458	$36,250
Interest and dividends on investment securities:
Taxable income	2,667	2,166	8,238	6,963
Non-taxable income	—	49	—	346
Other interest income	276	173	936	456
Total interest income	19,207	13,355	59,632	44,015
Interest Expense
Deposits	3,320	4,683	11,244	14,814
Retail repurchase agreements	6	11	23	43
Federal Home Loan Bank advances	391	609	1,057	2,010
Other borrowed funds	288	313	877	1,009
Total interest expense	4,005	5,616	13,201	17,876
Net Interest Income before Provision for Loan Losses	15,202	7,739	46,431	26,139
Provision for loan losses	32	7,181	10,877	60,944
Net Interest Income/(Loss) after Provision for Loan Losses	15,170	558	35,554	(34,805)
Noninterest Income
Service charges on deposit accounts	1,883	1,377	5,803	4,306
Mortgage loan income/(loss)	728	(116)	1,051	(10)
Cardholder and merchant services income	1,014	808	3,057	2,416
Trust and investment services	234	221	692	973
Bank owned life insurance	290	262	910	928
Other service charges, commissions and fees	252	198	777	554
Securities (loss)/gains, net	(33)	7,393	1,923	7,308
Loss on fair value swap	—	(182)	—	(13)
Other income	275	119	788	484
Total noninterest income	4,643	10,080	15,001	16,946
Noninterest Expense
Personnel expense	9,717	6,453	30,245	19,178
Net occupancy expense	1,710	1,180	4,866	3,483
Furniture, equipment and data processing expense	2,012	1,561	6,008	4,780
Professional fees	1,336	1,339	3,709	4,218
Stationery, printing and supplies	152	100	446	317
Advertising and marketing	166	170	420	506
Other real estate owned expense	3,602	4,685	21,594	31,458
Credit/debit card expense	432	434	1,279	1,253
FDIC insurance	1,056	1,461	2,879	4,899
Loan collection expense	1,119	1,220	2,379	3,871
Merger-related expense	939	2,207	2,357	2,207
Core deposit intangible amortization	352	199	1,056	596
Other expense	2,009	2,191	7,127	5,512
Total noninterest expense	24,602	23,200	84,365	82,278
Loss from continuing operations, before income taxes	(4,789)	(12,562)	(33,810)	(100,137)
Income tax expense (benefit) - continuing operations	(77)	1,328	(128)	752
Loss from continuing operations, net of tax	(4,712)	(13,890)	(33,682)	(100,889)
Loss from discontinued operations, net of tax	—	(40)	(27)	(5,722)
Net loss	(4,712)	(13,930)	(33,709)	(106,611)
Dividends on preferred stock	—	(1,093)	—	(3,197)
Net loss to common shareholders	(4,712)	(15,023)	$(33,709)	$(109,808)

Weighted average number of common shares outstanding - basic and diluted	21,588,027	114,320	21,294,727	114,277
Net loss per common share from continuing operations - basic and diluted	$(0.22)	$(131.06)	$(1.58)	$(910.82)
Net loss per common share from discontinued operations - basic and diluted	—	(0.35)	—	(50.07)
Net loss per common share - basic and diluted	(0.22)	(131.41)	(1.58)	(960.89)

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries
Consolidated Statements of Comprehensive Loss (unaudited)

(dollars in thousands)	Three Months Ended September 30,
	2012	2011
Net loss	$(4,712)	$(13,930)
Other comprehensive income:
Unrealized gains arising from termination of supplemental executive retirement plans	371	—
Unrealized holdings gains arising during the period on available-for-sale securities	5,633	3,612
Tax effect	(2,225)	(1,427)
Unrealized holdings gains arising during the period on available-for-sale securities, net of tax	3,408	2,185
Reclassification adjustment for loss on available-for-sale securities included in net income	33	(7,393)
Tax effect	(13)	2,920
Reclassification adjustment for loss on available-for-sale securities included in net income, net of tax	20	(4,473)
Other comprehensive income, net of tax:	3,799	(2,288)
Comprehensive loss	$(913)	$(16,218)

(dollars in thousands)	Nine Months Ended September 30,
	2012	2011
Net loss	$(33,709)	$(106,611)
Other comprehensive income:
Unrealized gains arising from termination of supplemental executive retirement plans	371	—
Unrealized holdings gains arising during the period on available-for-sale securities	10,817	8,132
Tax effect	(4,245)	(3,212)
Unrealized holdings gains arising during the period on available-for-sale securities, net of tax	6,572	4,920
Reclassification adjustment for (gain) loss on available-for-sale securities included in net income	(1,923)	(7,308)
Tax effect	760	2,888
Reclassification adjustment for (gain) loss on available-for-sale securities included in net income, net of tax	(1,163)	(4,420)
Other comprehensive income, net of tax:	5,780	500
Comprehensive loss	$(27,929)	$(106,111)

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)
For Nine Months Ended September 30, 2012 and 2011

						Retained	Accumulated
(dollars in thousands, except share and per share data)					Common	Earnings/	Other
	Preferred Stock		Common Stock		Stock	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Warrant	Deficit)	Loss	Total
Balance, December 31, 2010	7,551,500	$56,424	114,246	$143,634	$3,891	$(229,095)	$(3,691)	$(28,837)
Comprehensive loss:
Net loss	—	—	—	—	—	(106,611)	—	(106,611)
Other comprehensive income, net of tax	—	—	—	—	—	—	500	500
Total comprehensive loss								(106,111)
Issuance of preferred stock, series A	5,000,000	5,000	—	—	—	—	—	5,000
Accretion of discount on preferred stock	—	571	—	—	—	(571)	—	—
Stock options:
Compensation expense recognized	—	—	—	16	—	—	—	16
Balance, September 30, 2011	12,551,500	$61,995	114,246	$143,650	$3,891	$(336,277)	$(3,191)	$(129,932)
Balance, December 31, 2011	—	$—	21,102,668	$455,166	$—	$(322,182)	$(3,969)	$129,015
Comprehensive loss:
Net loss	—	—	—	—	—	(33,709)	—	(33,709)
Other comprehensive income, net of tax	—	—	—	—	—	—	5,780	5,780
Total comprehensive loss								(27,929)
Stock options:
Compensation expense recognized	—	—	—	1	—	—	—	1
Expense related to 2011 issuance of common stock	—	—	—	(913)	—	—	—	(913)
Return of common stock not received for fractional shares rounding purposes in the 1:100 reverse stock split	—	—	(586)	—	—	—	—	—
Exercise of warrants related to stock offering	—	—	186	3	—	—	—	3
Stock offering, net of issuance costs of $158	—	—	485,788	6,696	—	—	—	6,696
Balance, September 30, 2012	—	$—	21,588,056	$460,953	$—	$(355,891)	$1,811	$106,873

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net loss	$(33,709)	$(106,611)
Net loss from discontinued operations	(27)	(5,722)
Net loss from continuing operations	(33,682)	(100,889)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,906	2,382
Provision for loan losses	10,877	60,944
Deferred income taxes	(128)	333
Deferred loan fees and costs, net	(3,432)	1,755
Premium amortization and discount accretion of investment securities, net	6,547	2,746
Net gain on sale of investment securities	(1,923)	(7,308)
Amortization of core deposit premiums	1,056	596
Net accretion of purchase accounting adjustments	(19,661)	—
Adjustment to goodwill	(300)	—
Stock compensation expense	1	16
Increase in cash surrender value of bank-owned life insurance, net	(967)	(817)
Loans held for sale:
Origination of loans held for sale	(40,078)	—
Net proceeds from sale of loans held for sale	32,425	(10)
Net loss/(gain) on sale of loans held for sale	(559)	10
Mortgage servicing rights amortization and impairment	—	145
Net loss on sales and write-downs of other real estate owned	16,091	27,683
Changes in assets and liabilities:
Decrease in accrued interest receivable and other assets	431	13,836
Increase (decrease) in accrued interest payable and other liabilities	(2,742)	6,341
Net cash (used in)/provided by operating activities of continuing operations	(33,138)	7,763
Net effect of discontinued operations	(874)	31,768
Net cash (used in)/provided by operating activities	(34,012)	39,531
Investing Activities
Available-for-sale securities:
Proceeds from sales	133,241	290,185
Proceeds from maturities, calls and principal repayments	120,718	50,047
Purchases	(309,221)	(228,785)
Net (increase)/decrease in loans held for investment	(32,856)	173,938
Proceeds from sales of other real estate owned	37,528	39,521
Purchases of premises and equipment	(1,862)	(2,522)
Proceeds from sales of premises and equipment	36	—
Net cash (used in) provided by investing activities of continuing operations	(52,416)	322,384
Net effect of discontinued operations	—	22
Net cash (used in) provided by investing activities	(52,416)	322,406
Financing Activities
Net decrease in deposits	(145,465)	(130,754)
Increase (decrease) in retail repurchase agreements	595	(2,737)
Decrease in Federal Home Loan Bank advances	(31)	(25,029)
Expenses paid in 2012 related to 2011 capital raise	(913)	—
Issuance of common stock, net of expense	6,696	—
Net cash used in financing activities of continuing operations	(139,118)	(158,520)
Net effect of discontinued operations	—	—
Net cash used in financing activities	(139,118)	(158,520)
Net (Decrease) Increase in Cash and Cash Equivalents	(225,546)	203,417
Cash and Cash Equivalents at Beginning of Period	553,416	160,594
Cash and Cash Equivalents at End of Period	$327,870	$364,011

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$13,982	$17,516
Noncash transactions:
Foreclosed loans transferred to other real estate owned	23,647	101,245
Loans to facilitate the sale of other real estate owned	778	—
Transfer of loans from held for investment to held for sale	600	—
Transfer of loans from held for sale to held for investment	1,119	—
Unrealized securities gains/(losses), net of income taxes	5,409	500
Conversion of subordinated debt to preferred stock	—	(5,000)
Issuance of preferred stock in subordinated debt conversion	—	5,000
See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation
Nature of Operations
FNB United Corp., we or us (which also refers to FNB and our subsidiaries on a consolidated basis) ("FNB"), is a bank holding company incorporated in 1984 under the laws of the State of North Carolina. We own two bank subsidiaries: CommunityOne Bank, N.A. (“CommunityOne”), a national banking association headquartered in Asheboro, North Carolina and, through Bank of Granite Corporation (“Granite Corp.”), Bank of Granite (“Granite”), a state chartered bank headquartered in Granite Falls, North Carolina.
Through our bank subsidiaries, we offer a complete line of consumer, wealth management, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers through operations located throughout central, southern and western North Carolina, including the counties of Alamance, Alexander, Ashe, Burke, Caldwell, Catawba, Chatham, Gaston, Guilford, Iredell, Mecklenburg, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes. Management believes that the banks have a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors, including federal, state and local governments.
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
In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of FNB as of September 30, 2012 and December 31, 2011, and the results of its operations and cash flows for the three and nine months ended September 30, 2012 and 2011, respectively.
All financial information is reported on a continuing operations basis, unless otherwise noted. See Note 2 to the consolidated financial statements for a discussion regarding discontinued operations and certain assets and liabilities at September 30, 2012 and December 31, 2011.
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
During the first quarter of 2012, FNB implemented a purchased loan accounting system and finalized its methodology to allocate the fair value of purchased impaired loans in pools to individual loans for purposes of several of the loan disclosure tables in Note 5 to the consolidated financial statements. In order to present these tables for prior periods on a comparable basis to current period tables in these consolidated financial statements, we have reclassified certain amounts as of December 31, 2011 in the tables between loan portfolio segments and classes, between purchased contractual and purchased impaired loans, and between risk grade categories. These reclassifications have no effect on net income, the loan fair value mark, total loans or shareholders' equity as of or for the period ended December 31, 2011.
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
Recent Accounting Pronouncements
Disclosures about Fair Value - Accounting Standards Update ("ASU") 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the Accounting Standards Codification ("ASC") by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendment was effective for FNB on January 1, 2012, and the related disclosures are presented in Note 9.
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
Goodwill - The Intangibles - Goodwill and Other topic of the ASC was amended in September 2011. The amendments in this Update allow an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessment, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, they will have to perform the first step of the two-step impairment test. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendment was effective for FNB on January 1, 2012, and has not had a material impact on the financial statements of FNB.
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
Assets and liabilities of discontinued operations at the dates indicated were as follows:

(dollars in thousands)	September 30, 2012	December 31, 2011
Assets
Loans held for sale	$—	$233
Premises and equipment, net	—	5
Other real estate owned	—	—
Other assets	—	7
Assets of discontinued operations	$—	$245
Liabilities
Other liabilities	$—	$1,092
Liabilities of discontinued operations	$—	$1,092
Net loss from discontinued operations, net of tax, at the dates indicated were as follows:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest Income
Interest and fees on loans	$—	$12	$—	$67
Total interest income	—	12	—	67
Interest Expense
Other borrowed funds	—	—	—	—
Total interest expense	—	—	—	—
Net Interest Income before Provision for Loan Losses	—	12	—	67
Provision for loan losses	—	—	—	—
Net Interest Income after Provision for Loan Losses	—	12	—	67
Noninterest Income
Mortgage loan loss	—	(2)	—	(167)
Other service charges, commissions and fees, net	—	—	—	(11)
Other income	—	—	—	10
Total noninterest loss	—	(2)	—	(168)
Noninterest Expense
Personnel expense	—	(1)	1	1,442
Net occupancy expense	—	5	1	216
Furniture, equipment and data processing expense	—	14	—	185
Professional fees	—	31	25	209
Stationery, printing and supplies	—	—	—	8
Advertising and marketing	—	(1)	—	27
Other real estate owned expense	—	—	—	166
Provision for recourse loans	—	(8)	—	3,317
Other expense	—	10	—	264
Total noninterest expense	—	50	27	5,834
Loss before income taxes	—	(40)	(27)	(5,935)
Income tax (benefit)/expense	—	—	—	(213)
Net loss from discontinued operations, net of tax	$—	$(40)	$(27)	$(5,722)
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
During the first quarter of 2012, we recognized $0.3 million in additional goodwill from the Merger. This additional amount was due to new valuations received on OREO acquired in the Merger, which were written down to our best estimate of fair value.
Our intangible assets with definite lives are core deposit premiums ("CDP") and mortgage servicing rights ("MSR"). CDPs are amortized over their useful lives to their estimated residual value and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits. MSRs are amortized over the expected lives of the underlying mortgages including prepayment estimates.
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
The following table summarizes the amortized cost and estimated fair value of available-for-sale investment securities and presents the related gross unrealized gains and losses:

September 30, 2012
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of:
U.S. Treasury and government agencies	$6,648	$274	$—	$6,922
U.S. government sponsored enterprises	22,128	57	—	22,185
States and political subdivisions	5,952	110	—	6,062
Residential mortgage-backed securities-GSE	359,241	8,666	140	367,767
Residential mortgage-backed securities-Private	23,601	594	473	23,722
Commercial mortgage backed securities-GSE	23,245	3	—	23,248
Commercial mortgage-backed securities-Private	5,312	48	—	5,360
Corporate notes	36,852	308	40	37,120
Total	$482,979	$10,060	$653	$492,386

December 31, 2011
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of:
U.S. Treasury and government agencies	$7,081	$107	$—	$7,188
U.S. government sponsored enterprises	32,479	36	151	32,364
States and political subdivisions	6,075	16	1	6,090
Residential mortgage-backed securities-GSE	348,884	2,611	1,222	350,273
Residential mortgage-backed securities-Private	33,111	73	967	32,217
Corporate notes	3,206	—	32	3,174
Total	$430,836	$2,843	$2,373	$431,306
CommunityOne and Granite, as members of the Federal Home Loan Bank of Atlanta (“FHLB”), are required to own capital stock in the FHLB based generally upon the balances of total assets and FHLB advances. FHLB capital stock is pledged to secure FHLB advances. This investment is carried at cost since no ready market exists for FHLB stock and there is no quoted market value. However, redemption of this stock has historically been at par value. The combined banks owned a total of $6.3 million of FHLB stock at September 30, 2012 and at December 31, 2011. Due to the redemption provisions of FHLB stock, FNB estimated that fair value approximated cost and that this investment was not impaired at September 30, 2012. FHLB stock is included in other assets at its original cost basis.
CommunityOne, as a member bank of the Federal Reserve Bank of Richmond (“FRBR”), is required to own capital stock of the FRBR based upon a percentage of the bank's common stock and surplus. This investment is carried at cost since no ready market exists for FRBR stock and there is no quoted market value. At both September 30, 2012 and December 31, 2011, CommunityOne owned a total of $3.7 million, of FRBR stock. Due to the nature of this investment in an entity of the U.S. government, FNB estimated that fair value approximated the cost and that this investment was not impaired at September 30, 2012. FRBR stock is included in other assets at its original cost basis.
At September 30, 2012, $93.4 million of the investment securities portfolio was pledged to secure public deposits, $14.5 million was pledged to retail repurchase agreements, $4.0 million was pledged to the FRBR and $2.1 million was pledged to others, leaving $378.4 million available as lendable collateral.
During the three and nine months ended September 30, 2012, the banks sold securities with a book value of $21.4 million and $134.1 million respectively, and recognized a loss of $(33) thousand and a gain of $1.9 million, respectively. The banks sold these securities in order to modify our interest rate sensitivity profile and to eliminate below-investment grade securities. During the three and nine months ended September 30, 2011, the banks sold securities with a book value of $252.7 million and $282.9 million respectively, and recognized a gain of $7.4 million and $7.3 million, respectively.
The following tables show our investments' estimated fair value and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities or the short duration of the unrealized loss or both.

	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2012
Residential mortgage-backed securities-GSE	$5,599	$24	$19,275	$117	$24,874	$141
Residential mortgage-backed securities-Private	7,858	472	—	—	7,858	472
Corporate notes	3,219	40	—	—	3,219	40
Total	$16,676	$536	$19,275	$117	$35,951	$653

	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2011
Obligations of:
U.S. government sponsored enterprises	$21,248	$151	$—	$—	$21,248	$151
States and political subdivisions	1,907	1	—	—	1,907	1
Residential mortgage-backed securities-GSE	89,730	1,042	16,552	180	106,282	1,222
Residential mortgage-backed securities-Private	21,519	967	—	—	21,519	967
Corporate notes	3,173	32	—	—	3,173	32
Total	$137,577	$2,193	$16,552	$180	$154,129	$2,373
At September 30, 2012, 7 available-for-sale securities were in an unrealized loss position less than 12 months compared to 32 at December 31, 2011. At September 30, 2012, there were 4 available-for-sale securities that were in an unrealized loss position for longer than 12 months, compared to seven at December 31, 2011.
If an entity intends to sell a debt security or cannot assert it is more likely than not that it will not have to sell the security before recovery, other than temporary impairment ("OTTI") must be taken. If the entity does not intend to sell the debt security before recovery, but the entity does not expect to recover the entire amortized cost basis, then OTTI must be taken, but the amount of impairment is to be bifurcated between impairment due to credit (which is recorded through earnings) and noncredit impairment (which becomes a component of other comprehensive income (“OCI”) for both available-for-sale and held-to-maturity securities). For held-to-maturity securities, the amount in OCI will be amortized prospectively over the security's remaining life. FNB did not have any OTTI during the three and nine months ended September 30, 2012 and September 30, 2011.
FNB analyzed its securities portfolio at September 30, 2012, paying particular attention to its private label mortgage-backed securities. After considering ratings, fair value, cash flows and other factors, FNB does not believe securities to be other-than-temporary impaired.
The aggregate amortized cost and fair value of securities at September 30, 2012, by remaining contractual maturity, are shown in the following table. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$8,372	$8,412
Due after one one year through five years	53,301	53,736
Due after five years through 10 years	3,259	3,219
Due after 10 years	6,648	6,922
Total	71,580	72,289
Mortgage-backed securities	411,399	420,097
Total	$482,979	$492,386

5. Loans and Allowance for Loan Losses
General

Loans held for investment are stated at the principal amounts outstanding adjusted for purchase premiums/discounts, deferred net loan fees and costs, and unearned income.  FNB reports its loan portfolio by segment and classes, which are disaggregations of portfolio segments.  FNB's portfolio segments are:  Commercial and agricultural, Real estate, and Consumer loans.  The Commercial and agricultural loan and Consumer loan portfolios are not further segregated into classes.  The classes within the Real estate portfolio segment include Real estate - construction and Real estate mortgage, broken into 1-4 family residential mortgage and Commercial real estate mortgage loans.

Loan fees and the incremental direct costs associated with originating loans are deferred and subsequently recognized over the life of the loan as an adjustment to interest income.
In addition to originating loans we also purchase loans. At acquisition purchased loans are designated as either purchased contractual loans ("PC loans") or purchased impaired loans ("PI loans"). PC loans are acquired loans where management believes it is probable that it will receive all principal as of the date of acquisition.  These loans are accounted for under the contractual cash flow method, under ASC 310-20. Any discount or premium paid on PC loans is recorded in interest income using the effective yield method over the expected life of the loans.
PI loans are acquired loans where management believes, at acquisition date, it is probable that all principal on the acquired loans will not be received.  PI loans are placed in homogeneous risk based pools where accounting for projected cash flows is performed, as allowed under ASC 310-30.  Once a pool is established the individual loans within each pool do not change.  As management obtains new information related to changes in expected principal loss and expected cash flows, by pool, we record either an increase in yield when new expected cash flows increase, an allowance for loan losses when new expected cash flows decline, or a decrease in yield when there is only a timing difference in expected cash flows.
Loans acquired in the Merger ("Granite Purchased Loans") included PI loans and PC loans. Loans designated as PC loans included performing revolving consumer and performing revolving commercial loans on acquisition date.
During the nine months ended September 30, 2012, CommunityOne purchased $137.4 million of performing residential mortgage loans, including premiums of $3.7 million. During the three and nine months ended September 30, 2012, Granite purchased $35.8 million of performing residential mortgage loans, including a premium of $0.3 million, These loan purchases are accounted for as PC loans.
ALL Methodology
FNB's Allowance for Loan Losses ("ALL"), which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management's best estimate of probable loan losses to be incurred as of the balance sheet date. Management assesses FNB's ALL quarterly. This assessment includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. For purposes of the ALL, FNB has grouped its loans into pools according to the loan segmentation regime employed on schedule RC-C of the FFIEC's Consolidated Report of Condition and Income. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used.
As of September 30, 2012, FNB has elected to change the method it uses to calculate the historical loss rates and qualitative and environmental factors in its ALL. FNB had previously calculated the ALL using historical loss factors based on the risk-graded pool to which the loss was assigned at quarter-end four quarters prior to the loss. Historical loss rates are now calculated by associating losses to the risk-graded pool to which they relate for each of the previous eight quarters. Then, using a 24-quarter look back period, loss factors are calculated for each risk-graded pool.

In addition to FNB's ability to use its own historical loss data and migration between risk grades, it has also set up a more rigorous process for computing the qualitative factors that impact the ALL. A committee, independent of the historical loss migration team, reviews risk factors that may impact the ALL. Some factors are statistically quantifiable, such as concentration, growth, delinquency, and nonaccrual risk by loan type, while other factors are qualitative in nature, such as staff competency, competition within our markets, economic and regulatory changes impacting the loans held for investment.

The impact of the change in methodology to the third quarter earnings and to the ALL was to reduce the provision for loan losses and the ALL by an immaterial amount.

FNB lends primarily in North Carolina. As of September 30, 2012, a substantial majority of the principal amount of the loans held for investment in its portfolio was to businesses and individuals in North Carolina. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the ALL. Management believes the ALL is adequate to cover estimated losses on loans at each balance sheet date.

During the three month period ended September 30, 2012, FNB charged off $9.3 million in loans and realized $1.6 million in recoveries, for $7.7 million of net charge-offs. The majority of the loans charged off were loans that had been in impairment status and had specific reserves assigned in prior periods.

The ALL, as a percentage of loans held for investment, was 2.51% at September 30, 2012, compared to 4.95% at September 30, 2011. At December 31, 2011, the ALL, as a percentage of loans held for investment, was 3.23%.

Risk Grades

The risk-grade categories presented in the following table, which are standard categories used by the bank regulators, are:

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
Loans categorized as Special Mention or worse are considered Criticized. Loans categorized as Substandard or Doubtful are considered Classified. Purchased loans acquired in the Merger are recorded at estimated fair value on the date of acquisition without the carryover of related ALL. The table below includes $70.0 million and $63.6 million in Granite Purchased Loans categorized as Substandard or Doubtful at September 30, 2012 and December 31, 2011, respectively.

The following table presents loans held for investment balances by risk grade as of September 30, 2012:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
	(Ratings 1-5)	(Rating 6)	(Rating 7)	(Rating 8)	Total
Commercial and agricultural	$60,547	$3,964	$8,154	$4	$72,669
Real estate - construction	38,622	1,944	20,697	—	61,263
Real estate - mortgage:
1-4 family residential	534,269	17,873	37,844	265	590,251
Commercial	302,943	57,647	102,439	144	463,173
Consumer	43,612	188	374	265	44,439
Total	$979,993	$81,616	$169,508	$678	$1,231,795
The following table presents loans held for investment balances by risk grade as of December 31, 2011:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
	(Ratings 1-5)	(Rating 6)	(Rating 7)	(Rating 8)	Total
Commercial and agricultural	$77,305	$7,373	$9,921	$490	$95,089
Real estate - construction	53,105	5,797	33,886	18	92,806
Real estate - mortgage:
1-4 family residential	385,022	25,864	42,630	209	453,725
Commercial	351,731	91,364	87,971	317	531,383
Consumer	43,487	279	387	379	44,532
Total	$910,650	$130,677	$174,795	$1,413	$1,217,535
Loans included in the preceding loan composition table are net of participations sold. Loans are increased by net loan premiums and deferred loan discounts or fees of $2.6 million at September 30, 2012. Loans are decreased by net deferred loan discounts or fees of $1.8 million at December 31, 2011.
At September 30, 2012 loans held for sale consisted of originated residential mortgage loans held for sale at the lower of cost or fair market value. At December 31, 2011, loans held for sale consisted of nonperforming loans transferred from loans held for investment under sales contracts recorded at the contractual sales price.
Loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balance of loans serviced for others amounted to $33.6 million at September 30, 2012 and $2.0 million at December 31, 2011.
Loans Pledged
To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans. Gross loans of $293.1 million and $339.4 million were pledged to collateralize FHLB advances and letters of credit at September 30, 2012 and December 31, 2011, respectively, of which there was $23.9 million and $69.5 million of credit availability for borrowing, respectively. At September 30, 2012, $40.9 million of loans and $4.0 million of securities were pledged to collateralize potential borrowings from the Federal Reserve Discount Window, of which $26.2 million was available as borrowing capacity.
Nonaccruing and Impaired Loans
Interest income on loans is calculated by using the interest method based on the daily outstanding balance. The recognition of interest income is discontinued when, in management's opinion, the collection of all or a portion of interest becomes doubtful. Loans are returned to accrual status when the factors indicating doubtful collectability cease to exist and the loan has performed in accordance with its terms for a demonstrated period of time. The past due status of loans is based on the contractual payment terms. Had nonaccruing loans been on accruing status, interest income would have been higher by $1.5 million and $3.5 million for the three months ended September 30, 2012 and September 30, 2011, respectively, and higher by $2.9 million and $7.6 million for the nine months ended September 30, 2012 and September 30, 2011, respectively. At September 30, 2012 and December 31, 2011, FNB had certain impaired loans of $85.1 million and $103.0 million, respectively, which were on nonaccruing interest status.

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
For all loan classes, a nonaccrual loan may be returned to accrual status when FNB can reasonably expect continued timely payments until payment in full. All prior arrearage does not have to be eliminated, nor do all previously charged-off amounts need to have been recovered, but the loan can still be returned to accrual status if the following conditions are met: (1) all principal and interest amounts contractually due (including arrearage) are reasonably assured of repayment within a reasonable period; and (2) there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms involving payments of cash or cash equivalents.
For all classes within all loan portfolios, cash receipts received on nonaccrual loans are applied entirely against principal until the loan or lease has been collected in full, after which time any additional cash receipts are recognized as interest income.
For all loan classes, as soon as any loan becomes uncollectible, the loan will be charged down or charged off as follows:

•	If unsecured, the loan must be charged off in full.

•	If secured, the outstanding principal balance of the loan should be charged down to the net liquidation value of the collateral.
Loans should be considered uncollectible when:

•	No regularly scheduled payment has been made within four months and the determination is made that any further payment is unlikely, or

•	The loan is unsecured, the borrower has filed for bankruptcy protection and there is no other (guarantor, etc.) support from an entity outside of the bankruptcy proceedings.
Based on a variety of credit, collateral and documentation issues, loans with lesser degrees of delinquency or obvious loss may also be deemed uncollectible.
The following table presents an aging analysis of accruing and nonaccruing loans as of September 30, 2012:

	Past Due
(dollars in thousands)						PI Loans			90 or more
	30-59 Days	60-89 Days	90 or More Days	Total	Current	No credit deterior- ation	Credit deterior-ation	Total Loans	days past due and Accruing
Commercial and agricultural	$927	$832	$2,511	$4,270	$51,718	$1,021	$15,660	$72,669	$671
Real estate - construction	605	1,503	15,842	17,950	40,549	543	2,221	61,263	—
Real estate - mortgage:
1-4 family residential	972	2,772	13,942	17,686	530,027	39,943	2,595	590,251	58
Commercial	3,221	1,872	31,316	36,409	237,940	177,533	11,291	463,173	339
Consumer	174	13	113	300	42,741	1,364	34	44,439	3
Total	$5,899	$6,992	$63,724	$76,615	$902,975	$220,404	$31,801	$1,231,795	$1,071
The following table presents an aging analysis of accruing and nonaccruing loans as of December 31, 2011:

	Past Due
(dollars in thousands)						PI Loans			90 or more
	30-59 Days	60-89 Days	90 or More Days	Total	Current	No credit deterior- ation	Credit deterior-ation	Total Loans	days past due and Accruing
Commercial and agricultural	$335	$425	$2,755	$3,515	$62,702	$28,872	$—	$95,089	$305
Real estate - construction	1,850	2,206	21,438	25,494	59,671	7,641	—	92,806	1,400
Real estate - mortgage:
1-4 family residential	4,544	2,253	14,125	20,922	379,909	52,894	—	453,725	292
Commercial	2,926	6,645	16,330	25,901	265,861	239,621	—	531,383	1,003
Consumer	740	278	63	1,081	41,643	1,808	—	44,532	—
Total	$10,395	$11,807	$54,711	$76,913	$809,786	$330,836	$—	$1,217,535	$3,000
A loan is considered impaired, based on current information and events, if it is probable that FNB will be unable to collect the scheduled payments or principal and interest when due according to the contractual terms of the loan agreement.If the loan has been modified to provide relief to the borrower, the loan is deemed to be impaired if all principal and interest will not be repaid according to the original contract. All loans meeting the definition of Doubtful should be considered impaired.
When a loan has been determined to be impaired, the amount of the impairment is measured using the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent. When the present value of expected future cash flows is used, the effective interest rate is the original contractual interest rate of the loan adjusted for any premium or discount. When the contractual interest rate is variable, the effective interest rate of the loan changes over time. A specific reserve is established as a component of the ALL when a loan has been determined to be impaired. Subsequent to the initial measurement of impairment, if there is a significant change to the impaired loan's expected future cash flows, or if actual cash flows are significantly different from the cash flows previously estimated, FNB recalculates the impairment and appropriately adjusts the specific reserve. Similarly, if FNB measures impairment based on the observable market price of an impaired loan or the fair value of the collateral of an impaired collateral-dependent loan, FNB will adjust the specific reserve if there is a significant change in either of those bases.
When a loan is impaired and principal and interest is in doubt when contractually due, interest income is not recognized. Cash receipts received on nonaccruing impaired loans within any class are generally applied entirely against principal until the loan has been collected in full, after which time any additional cash receipts are recognized as interest income. Cash receipts received on accruing impaired loans within any class are applied in the same manner as accruing loans that are not considered impaired.
The following table summarizes information relative to impaired loans for the quarters ended on the dates indicated:

	September 30, 2012		December 31, 2011
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, held for sale	$—	$—	$4,529	$—
Impaired loans, not individually reviewed for impairment	7,274	—	5,127	—
Impaired loans, individually reviewed, with no impairment	72,402	—	53,884	—
Impaired loans, individually reviewed, with impairment	14,769	4,522	42,357	11,090
Total impaired loans, excluding purchased impaired *	$94,445	$4,522	$105,897	$11,090

Purchased impaired loans with subsequent deterioration	$31,801	3,296	$—	—
Purchased impaired loans with no subsequent deterioration	$220,404	—	$330,836	—
Total Reserves		$7,818		$11,090

Average impaired loans calculated using a simple average	$98,567		$112,600
* Included at September 30, 2012 and December 31, 2011 were $3.6 million and $2.9 million, respectively, in restructured and performing loans.
The following table presents loans held for investment on nonaccrual status by loan class for the dates indicated below:

(dollars in thousands)	September 30,	December 31,
	2012	2011
Loans held for investment:
Commercial and agricultural	$2,476	$4,636
Real estate - construction	18,506	30,844
Real estate - mortgage:
1-4 family residential	22,073	26,048
Commercial	41,794	36,666
Consumer	223	250
Total nonaccrual loans	$85,072	$98,444
Loans more than 90 days delinquent, still on accrual	$1,071	$3,000
Total nonperforming loans	$86,143	$101,444
The following table presents loans held for sale on nonaccrual status by loan class for the dates indicated below:

(dollars in thousands)	September 30,	December 31,
	2012	2011
Loans held for sale:
Real estate - construction	$—	$1,807
Real estate - mortgage:
1-4 family residential	—	517
Commercial	—	2,205
Consumer	—	—
Total	$—	$4,529

The following table presents individually reviewed impaired loans and purchased impaired loans with subsequent credit deterioration, segregated by portfolio segment, and the corresponding reserve for impaired loan losses as of September 30, 2012:

		Unpaid
(dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$1,295	$2,017	$—
Real estate - construction	14,887	20,816	—
Real estate - mortgage:
1-4 family residential	13,923	16,640	—
Commercial	42,297	50,861	—
Consumer	—	234	—
Total	$72,402	$90,568	$—
With an allowance recorded:
Commercial and agricultural	$1,272	$1,280	$815
Real estate - construction	2,623	2,914	1,158
Real estate - mortgage:
1-4 family residential	6,091	7,272	1,797
Commercial	4,683	4,758	652
Consumer	100	100	100
Total	$14,769	$16,324	$4,522
Total individually evaluated impaired loans
Commercial and agricultural	$2,567	$3,297	$815
Real estate - construction	17,510	23,730	1,158
Real estate - mortgage:
1-4 family residential	20,014	23,912	1,797
Commercial	46,980	55,619	652
Consumer	100	334	100
Total	$87,171	$106,892	$4,522

PI loans with subsequent credit deterioration:
Commercial and agricultural	$15,660	$15,685	$1,774
Real estate - construction	2,221	2,195	135
Real estate - mortgage:
1-4 family residential	2,595	2,879	604
Commercial	11,291	11,829	749
Consumer	34	44	34
Total	$31,801	$32,632	$3,296

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
Total individually evaluated impaired loans
Commercial and agricultural	$3,890	$6,393	$1,506
Real estate - construction	30,460	40,432	4,899
Real estate - mortgage:
1-4 family residential	24,886	31,985	2,140
Commercial	36,835	41,907	2,415
Consumer	170	274	130
Total	$96,241	$120,991	$11,090

There were no PI loans with subsequent credit deterioration at December 31, 2011.

The following summary includes impaired loans individually reviewed as well as impaired loans held for sale. Average recorded investment and interest income recognized on impaired loans, segregated by portfolio segment, is shown in the following table as of September 30, 2012 and September 30, 2011:

	For Three Months Ended		For Three Months Ended
	September 30, 2012		September 30, 2011
	Average	Interest	Average	Interest
(dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and agricultural	$1,557	$56	$2,417	$—
Real estate - construction	15,484	104	29,789	—
Real estate - mortgage:
1-4 family residential	14,265	81	13,585	—
Commercial	44,480	567	29,453	—
Consumer	162	4	98	—
Total	$75,948	$812	$75,342	$—
With an allowance recorded:
Commercial and agricultural	$1,274	$6	$2,751	$—
Real estate - construction	2,802	9	47,884	—
Real estate - mortgage:
1-4 family residential	6,436	41	16,268	—
Commercial	4,689	27	21,647	—
Consumer	100	1	311	—
Total	$15,301	$84	$88,861	$—
Total:
Commercial and agricultural	$2,831	$62	$5,168	$—
Real estate - construction	18,286	113	77,673	—
Real estate - mortgage:
1-4 family residential	20,701	122	29,853	—
Commercial	49,169	594	51,100	—
Consumer	262	5	409	—
Total	$91,249	$896	$164,203	$—

	For Nine Months Ended		For Nine Months Ended
	September 30, 2012		September 30, 2011
	Average	Interest	Average	Interest
(dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and agricultural	$1,879	$152	$3,305	$—
Real estate - construction	18,140	350	49,617	—
Real estate - mortgage:
1-4 family residential	15,096	292	18,628	1
Commercial	46,051	1,388	49,736	1
Consumer	279	6	196	—
Total	$81,445	$2,188	$121,482	$2
With an allowance recorded:
Commercial and agricultural	$1,266	$36	$5,803	$—
Real estate - construction	2,873	32	60,131	—
Real estate - mortgage:
1-4 family residential	6,869	163	16,027	—
Commercial	4,687	145	42,990	1
Consumer	95	2	231	—
Total	$15,790	$378	$125,182	$1
Total:
Commercial and agricultural	$3,145	$188	$9,108	$—
Real estate - construction	21,013	382	109,748	—
Real estate - mortgage:
1-4 family residential	21,965	455	34,655	1
Commercial	50,738	1,533	92,726	2
Consumer	374	8	427	—
Total	$97,235	$2,566	$246,664	$3
Impaired loans also include loans for which FNB may elect to grant a concession, providing terms more favorable than those prevalent in the market (e.g., rate, amortization term), and formally restructure due to the weakening credit status of a borrower. Restructuring is designed to facilitate a repayment plan that minimizes the potential losses that FNB otherwise may have to incur. If these impaired loans are on nonaccruing status as of the date of restructuring, the loans are included in nonperforming loans. Nonperforming restructured loans will remain as nonperforming until the borrower can demonstrate adherence to the restructured terms for a period of no less than six months and when it is otherwise determined that continued adherence is reasonably assured. Some restructured loans continue as accruing loans after restructuring if the borrower is not past due at the time of restructuring, adequate collateral valuations support the restructured loans, and the cash flows of the underlying business appear adequate to support the restructured debt service. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At September 30, 2012, there was $21.4 million in restructured loans, of which $3.6 million in loans were accruing and in a performing status. At December 31, 2011, there was $28.3 million in restructured loans, of which $2.9 million in loans were accruing and in a performing status.
Sale of Problem Loans
During 2011 and 2012, FNB sold loans to third party buyers in order to reduce its problem loan exposure. These loans were transferred to loans held for sale at the time FNB received a signed contract for the purchase of the loans. Prior to transferring these loans to loans held for sale, the loans were marked down to the contract price less associated selling costs. All transactions were conducted at arm's length and loans were sold without recourse.
The following table presents sold loans by portfolio segment for the periods indicated below:

	For Three Months Ended September 30, 2012			For Three Months Ended September 30, 2011
(dollars in thousands)	Number	Recorded	Contract	Number	Recorded	Contract
	of Loans	Investment	Pricing	of Loans	Investment	Pricing
Commercial and agricultural	—	$—	$—	9	$217	$1,238
Real estate - construction	—	—	—	8	6,406	4,927
Real estate - mortgage:
1-4 family residential				—	—	—
Commercial	1	602	540	5	6,723	4,839
Consumer	—	—	—	1	96	190
Total	1	$602	$540	23	$13,442	$11,194

	For Nine Months Ended September 30, 2012			For Nine Months Ended September 30, 2011
(dollars in thousands)	Number	Recorded	Contract	Number	Recorded	Contract
	of Loans	Investment	Pricing	of Loans	Investment	Pricing
Commercial and agricultural	—	$—	$—	14	$3,505	$3,190
Real estate - construction	—	—	—	13	16,723	11,899
Real estate - mortgage:
1-4 family residential	7	1,865	1,896	1	1,335	900
Commercial	2	4,402	4,590	8	12,071	10,186
Consumer	—	—	—	1	96	190
Total	9	$6,267	$6,486	37	$33,730	$26,365
During the three-month period ending September 30, 2012, one non-performing loan was placed under contract for sale, and was sold during the quarter.
Granite Purchased Loans
Granite Purchased Loans include PI Loans and PC Loans. PC Loans included performing revolving consumer and commercial loans on the acquisition date.
PI Loans are segregated into pools and recorded at estimated fair value on the date of acquisition without the carryover of the related ALL. PI Loans are accounted for under ASC 310-30 when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition we will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the date of acquisition may include statistics such as past due status, nonaccrual status and risk grade. PI Loans generally meet FNB's definition for nonaccrual status; however, even if the borrower is not currently making payments, FNB will classify loans as accruing if we can reasonably estimate the amount and timing of future cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference.
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
We have elected to account for the Granite Purchased PI Loans under ASC 310-30 and the Granite Purchased PC Loans under ASC 310-20.
At September 30, 2012, our financial statements reflected a PI Loan ALL of $3.3 million and an ALL for originated and PC Loans of $0.5 million. All Granite Purchased PI Loans are presented on an accruing basis.
The following table presents the balance of all Granite Purchased Loans:

	At September 30, 2012
(dollars in thousands)	Purchased Impaired	Purchased Contractual	Total Purchased Loans	Unpaid Principal Balance
Commercial and agricultural	$16,681	$6,425	$23,106	$22,955
Real estate - construction	2,764	—	2,764	2,833
Real estate - mortgage:
1-4 family residential	42,538	28,672	71,210	74,075
Commercial	188,824	—	188,824	197,006
Consumer	1,398	—	1,398	1,284
Total	$252,205	$35,097	$287,302	$298,153

	At December 31, 2011
(dollars in thousands)	Purchased Impaired	Purchased Contractual	Total Purchased Loans	Unpaid Principal Balance
Commercial and agricultural	$28,872	$8,061	$36,933	$39,531
Real estate - construction	7,641	—	7,641	8,413
Real estate - mortgage:
1-4 family residential	52,894	34,590	87,484	93,310
Commercial	239,621	—	239,621	261,076
Consumer	1,808	1	1,809	1,800
Total	$330,836	$42,652	$373,488	$404,130
The tables below include only those Granite Purchased Loans accounted for under the expected cash flow method (PI Loans) for the periods indicated. These tables do not include PC Loans, including Granite Purchased PC Loans or purchased performing residential mortgage loans.

	For Nine Months Ended September 30, 2012		For Nine Months Ended December 31, 2011
	Purchased Impaired		Purchased Impaired
(dollars in thousands)	Carrying Amount	Future Accretion	Carrying Amount	Future Accretion
Balance, beginning of period	$330,836	$47,804	$—	$—
Addition from Bank of Granite Corp acquisition	—	—	351,121	52,581
Accretion	15,831	(15,831)	4,777	(4,777)
Increase in future accretion	—	4,592	—	—
Payments received	(84,944)	—	(24,467)	—
Foreclosed and transferred to OREO	(9,518)	—	(595)	—
Subtotal before allowance	252,205	36,565	330,836	47,804
Allowance for credit losses	(3,296)	—	—	—
Net carrying amount, end of period	$248,909	$36,565	$330,836	$47,804
Allowance for Loan Losses
An analysis of the changes in the ALL is as follows:

	For Three Months Ended		For Nine Months Ended
(dollars in thousands)	September 30,		September 30,
	2012	2011	2012	2011
Balance, beginning of period	$38,551	$59,366	$39,360	$93,687
Provision for losses charged to continuing operations	32	7,181	10,877	60,944
Net charge-offs:
Charge-offs	(9,276)	(24,376)	(23,580)	(115,948)
Recoveries	1,552	1,950	4,202	5,438
Net charge-offs	(7,724)	(22,426)	(19,378)	(110,510)
Balance, end of period	$30,859	$44,121	$30,859	$44,121
Annualized net charge-offs during the period to average loans	2.46%	9.07%	2.06%	13.09%
Annualized net charge-offs during the period to ALL	100.12%	201.66%	83.73%	334.88%
Allowance for loan losses to loans held for investment (1)	2.51%	4.95%	2.51%	4.95%
(1) Excludes discontinued operations.
The following table presents ALL activity by portfolio segment for the three months ended September 30, 2012:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total

ALL:
Beginning balance at July 1, 2012	$7,151	$11,320	$8,784	$9,218	$2,078	$38,551
Charge-offs	(1,156)	(2,465)	(1,646)	(2,602)	(1,407)	(9,276)
Recoveries	286	323	69	388	486	1,552
Provision	(1,128)	(3,195)	2,787	54	1,514	32
Ending balance at September 30, 2012	$5,153	$5,983	$9,994	$7,058	$2,671	$30,859

The following table presents ALL activity by portfolio segment for the three months ended September 30, 2011:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:

Beginning balance at July 1, 2011	$6,527	$28,419	$9,030	$13,619	$1,771	$59,366
Charge-offs	(1,988)	(13,740)	(1,958)	(5,848)	(842)	(24,376)
Recoveries	226	1,217	59	96	352	1,950
Provision	204	4,606	(134)	2,259	246	7,181
Ending balance at September 30, 2011	$4,969	$20,502	$6,997	$10,126	$1,527	$44,121

The following table presents ALL activity by portfolio segment for the nine months ended September 30, 2012:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:

Beginning balance at January 1, 2012	$5,776	$11,995	$8,885	$11,063	$1,641	$39,360
Charge-offs	(2,774)	(8,761)	(4,805)	(3,594)	(3,646)	(23,580)
Recoveries	777	1,169	447	725	1,084	4,202
Provision	1,374	1,580	5,467	(1,136)	3,592	10,877
Ending balance at September 30, 2012	$5,153	$5,983	$9,994	$7,058	$2,671	$30,859
The following table presents ALL activity by portfolio segment for the nine months ended September 30, 2011:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:

Beginning balance at January 1, 2011	$11,144	$46,792	$7,742	$26,851	$1,158	$93,687
Charge-offs	(10,455)	(57,912)	(8,579)	(36,028)	(2,974)	(115,948)
Recoveries	759	2,121	621	838	1,099	5,438
Provision	3,521	29,501	7,213	18,465	2,244	60,944
Ending balance at September 30, 2011	$4,969	$20,502	$6,997	$10,126	$1,527	$44,121
The following table details the recorded investment in loans related to each segment in the allowance for loan losses by portfolio segment and disaggregated on the basis of impairment methodology at September 30, 2012:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Individually evaluated for impairment	$815	$1,158	$1,797	$652	$100	$4,522
Collectively evaluated for impairment	2,564	4,690	7,593	5,657	2,537	23,041
PI loans evaluated for credit impairment	1,774	135	604	749	34	3,296
PI loans with no credit deterioration	—	—	—	—	—	—
Total ALL evaluated for impairment	$5,153	$5,983	$9,994	$7,058	$2,671	$30,859
Loans held for investment
Individually evaluated for impairment	$2,567	$17,510	$20,014	$46,980	$100	$87,171
Collectively evaluated for impairment	53,421	40,989	527,699	227,369	42,941	892,419
PI loans with subsequent credit deterioration	15,660	2,221	2,595	11,291	34	31,801
PI loans with no credit deterioration	1,021	543	39,943	177,533	1,364	220,404
Total loans evaluated for impairment	$72,669	$61,263	$590,251	$463,173	$44,439	$1,231,795
The following table details the recorded investment in loans related to each segment in the allowance for loan losses by portfolio segment and disaggregated on the basis of impairment methodology at December 31, 2011:

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
Troubled Debt Restructuring
The following table presents a breakdown of troubled debt restructurings that were restructured during the three months ended September 30, 2012, segregated by portfolio segment:

	For Three Months Ended September 30, 2012			For Three Months Ended September 30, 2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(dollars in thousands)	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
Commercial and agricultural	—	$—	$—	$—	$—	$—
Real estate - construction	—	—	—	—	—	—
Real estate - mortgage:
1-4 family residential	1	202	202	1	155	155
Commercial	—	—	—	2	1,651	1,651
Consumer	—	—	—	—	—	—
Total	1	$202	$202	$3	$1,806	$1,806

The following table presents a breakdown of troubled debt restructurings that were restructured during the nine months ended September 30, 2012, segregated by portfolio segment:

	For Nine Months Ended September 30, 2012			For Nine Months Ended September 30, 2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(dollars in thousands)	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
Commercial and agricultural	—	$—	$—	$6	$555	$555
Real estate - construction	9	2,526	1,603	6	3,612	3,612
Real estate - mortgage:
1-4 family residential	3	260	260	8	401	401
Commercial	8	1,356	1,353	13	7,904	7,904
Consumer	—	—	—	—	—	—
Total	20	$4,142	$3,216	$33	$12,472	$12,472

During the three months ended September 30, 2012, FNB modified 1 loan that was considered to be a troubled debt restructuring. FNB extended the terms for this loan, but did not modify the interest rate. During the nine months ended September 30, 2012, FNB modified twenty loans that was considered to be troubled debt restructurings. FNB extended the terms for sixteen of these loans, the interest rate was lowered for two of these loans, and the two remaining loans were modified both ways.
There were no loans restructured in the twelve months prior to September 30, 2012 that went into default during the three months or nine months ended September 30, 2012. There were also no loans restructured in the twelve months prior to September 30, 2011 that went into default during the three months or nine months ended September 30, 2011 .
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
Unfunded Commitments
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
The reserve for unfunded commitments was $0.9 million as of September 30, 2012 and $0.6 million at December 31, 2011.

6. Other Real Estate Owned and Personal Property Acquired in Settlement of Loans
Other Real Estate Owned ("OREO") consists of real estate acquired through foreclosure or deed in lieu thereof. The property is classified as held for sale. The property is initially carried at fair value based on recent appraisals, less estimated costs to sell. Declines in the fair value of properties included in other real estate below carrying value are recognized by a charge to income.
Total OREO and personal property acquired in settlement of loans decreased $29.6 million during the first nine months of 2012 from $110.4 million at December 31, 2011, to $80.8 million at September 30, 2012. This represents 48% of total nonperforming assets. At December 31, 2011, OREO and personal property acquired in settlement of loans represented 51% of total nonperforming assets.
The following table summarizes OREO and personal property acquired in settlement of loans at the periods indicated:

(dollars in thousands)	September 30, 2012	December 31, 2011
Real estate acquired in settlement of loans	$80,482	$110,009
Personal property acquired in settlement of loans	318	377
Total property acquired in settlement of loans	$80,800	$110,386
The following tables summarize the changes in real estate acquired in settlement of loans at the periods indicated:

	For Three Months Ended
(dollars in thousands)	September 30, 2012	September 30, 2011
Real estate acquired in settlement of loans, beginning of period	$86,183	$101,384
Plus: New real estate acquired in settlement of loans	9,746	27,278
Less: Sales of real estate acquired in settlement of loans	(13,826)	(29,122)
Less: Write-downs and net loss on sales charged to expense	(1,621)	(3,441)
Real estate acquired in settlement of loans, end of period	$80,482	$96,099

	For Nine Months Ended
(dollars in thousands)	September 30, 2012	September 30, 2011
Real estate acquired in settlement of loans, beginning of period	$110,009	$62,058
Plus: New real estate acquired in settlement of loans	24,766	101,245
Less: Sales of real estate acquired in settlement of loans	(38,202)	(39,521)
Less: Write-downs and net loss on sales charged to expense	(16,091)	(27,683)
Real estate acquired in settlement of loans, end of period	$80,482	$96,099
At September 30, 2012, 58 assets with a net carrying amount of $18.2 million were under contract for sale. Estimated losses on these sales have been recognized in the Consolidated Statements of Operations in the first nine months of 2012.
7. Earnings Per Share
Basic net loss per share, or basic earnings/(loss) per share (“EPS”), is computed by dividing net loss to common shareholders by the weighted average number of common shares outstanding for the period. FNB retired its preferred stock in 2011 and there were no unpaid preferred dividends or accretion of preferred stock discount at September 30, 2012. At September 30, 2011, FNB had $4.2 million of unpaid cumulative dividends on its Series A preferred stock and had $0.6 million in accretion of the discount on the preferred stock.
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

(dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss from continuing operations before cumulative dividends on preferred stock	$(4,712)	$(13,890)	$(33,682)	$(100,889)
Dividends on preferred stock	—	(1,093)	—	(3,197)
Loss from continuing operations, net of tax	(4,712)	(14,983)	(33,682)	(104,086)
Loss from discontinued operations, net of tax	—	(40)	(27)	(5,722)
Net loss to common shareholders	$(4,712)	$(15,023)	$(33,709)	$(109,808)
Weighted average number of common shares outstanding - basic and diluted	21,588,027	114,320	21,294,727	114,277
Net loss per common share from continuing operations - basic and diluted	$(0.22)	$(131.06)	$(1.58)	$(910.82)
Net loss per common share from discontinued operations - basic and diluted	—	(0.35)	—	(50.07)
Net loss per common share - basic and diluted	(0.22)	(131.41)	(1.58)	(960.89)
As a result of the net loss for the three and nine months ended September 30, 2012 and 2011, all stock options and the common stock warrant were considered antidilutive and thus are not included in this calculation. For the three and nine months ended September 30, 2012 there were 23,347 and 23,552 antidilutive shares, respectively. For the three and nine months ended September 30, 2011, there were 26,821 and 27,218 antidilutive shares, respectively. Of the antidilutive shares, the number of shares relating to stock options were 1,275 and 1,480 for the three months and nine months ended September 30, 2012, respectively, and 4,750 for the three months and nine months ended September 30, 2011.
Net loss to common shareholders increased for the three months ended September 30, 2011 by $1.1 million, and for the nine months ended September 30, 2011 by $3.2 million for preferred stock dividends. Accretion on the preferred stock discount associated with the preferred stock of $0.2 million and $0.6 million was recognized for the three and nine months ended September 30, 2011, respectively. FNB retired its preferred stock in 2011 and there were no preferred stock dividends or accretion on the preferred stock discount for the three and nine months ended September 30, 2012.
8. Derivatives and Financial Instruments
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
For the three and nine months ended September 30, 2011, the interest rate swaps designated as a fair value hedge resulted in decreased interest expense of $175,000 and $629,000, respectively, on FHLB advances than would otherwise have been recognized for the liability. The fair value of the swaps at September 30, 2011 was recorded on the Consolidated Balance Sheets as an asset in the amount of $0.8 million.
Because the swaps were terminated in 2011, there were no net gains or losses recognized on the fair value swaps for the three and nine months ended September 30, 2012. However, net gains recognized on the fair value swaps during the nine months ended September 30, 2011 were $933,000.
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
The table below provides data about the amount of gains and losses related to derivative instruments designated as hedges included in “Other income” in the FNB's Consolidated Statements of Operations:

	Gain, Net of Tax
	Recognized in Income
(dollars in thousands)	For Three Months Ended		For Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Derivatives designated as hedging instruments:
Interest rate swap contracts - FHLB advances	$—	$463	$—	$565
Continuing Operations
During 2012, FNB began originating residential mortgage loans for sale in the secondary market. FNB has established guidelines in originating, selling loans to Fannie Mae, and retaining or selling the loan servicing rights. The commitments to borrowers to originate residential mortgage loans and the forward sales commitments to investors are freestanding derivative instruments. As such, they do not qualify for hedge accounting treatment, and the fair value adjustments for these instruments is recorded through the income statement in mortgage loan income. The fair market value of mortgage banking derivatives at September 30, 2012 was recorded in the consolidated balance sheet under Other Assets.

	Gain (Loss) recognized
(dollars in thousands)	For Three Months Ended		For Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Derivatives not designated as hedging instruments:
Mortgage loan rate lock commitments (1)	$134	$—	$311	$55
Mortgage loan forward sales and MBS (1)	(134)	—	(311)	(44)
Total	$—	$—	$—	$11

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
9. Fair Values of Assets and Liabilities
FNB utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, derivative assets and liabilities, certain FHLB advances hedged by interest rate swaps designated as fair value hedges, performing mortgage loans held for sale, and mortgage servicing rights are recorded at fair value on a recurring basis. Additionally, from time-to-time, FNB may be required to record at fair value other assets and liabilities on a nonrecurring basis, such as non-performing loans held for sale, loans held for investment, impaired loans and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets or liabilities.
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
Loans Held for Investment
FNB does not record loans held for investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as impaired, management determines the fair value of the loan to quantify impairment, should such exist. The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans. At September 30, 2012 and December 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. FNB records impaired loans as nonrecurring Level 3.
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
Derivative Assets and Liabilities
Substantially all derivative instruments held or issued by FNB for risk management or customer-initiated activities are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, FNB measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. FNB classifies derivative instruments held or issued for risk management or customer-initiated activities as Level 2.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Assets and liabilities carried at fair value on a recurring basis at September 30, 2012 for continuing operations, including financial instruments that FNB accounts for under the fair value option, are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities:
U.S. Treasury and government agencies	$6,922	—	$6,922	—
U.S. government sponsored agencies	22,185	—	22,185	—
States and political subdivisions	6,062	—	6,062	—
Residential mortgage-backed securities-GSE	367,767	—	367,767	—
Residential mortgage-backed securities-Private	23,722	—	23,722	—
Commercial mortgage-backed securities-GSE	23,248		23,248
Commercial mortgage-backed securities-Private	5,360	—	5,360	—
Corporate notes	37,120	—	37,120	—
Total available-for-sale debt securities	492,386	—	492,386	—
Mortgage servicing rights	248	—	—	248
Total assets at fair value from continuing operations	$492,634	$—	$492,386	$248
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
The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods indicated:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Servicing Rights
(dollars in thousands)	Three Months Ended September 30,
	2012	2011
Beginning balance at July 1,	$25	$—
Total gains or losses (realized/unrealized):
Included in earnings, net of amortization	223	—
Ending balance at September 30,	$248	$—

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Servicing Rights
(dollars in thousands)	Nine Months Ended September 30,
	2012	2011
Beginning balance at January 1,	$—	$2,359
Total gains or losses (realized/unrealized):
Included in earnings, net of amortization	248	(117)
Servicing rights sold	—	(2,242)
Ending balance at September 30,	$248	$—
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
Assets measured at fair value on a nonrecurring basis are included in the following table at September 30, 2012 for continuing operations:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$10,247	—	—	$10,247
Other real estate owned	56,431	—	—	56,431
Total assets at fair value from continuing operations	$66,678	$—	$—	$66,678
Subsequent to their initial recognition at fair value during the quarter ended December 31, 2011, purchased impaired loans and purchased contractual loans are no longer recorded at their fair value and therefore these loans are not included in the above table of assets measured at fair value on a nonrecurring basis at September 30, 2012.
Assets measured at fair value on a nonrecurring basis are included in the following table at December 31, 2011 for continuing operations:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans held for sale	$4,529	$—	$4,529	$—
Impaired loans, net	31,266	—	—	31,266
Purchased impaired loans	308,594	—	—	308,594
Purchased contractual loans	65,283	—	—	65,283
Other real estate owned	84,794	—	—	84,794
Total assets at fair value from continuing operations	$494,466	$—	$4,529	$489,937
There are no assets measured at fair value on a nonrecurring basis at September 30, 2012 for discontinued operations.

Assets measured at fair value on a nonrecurring basis are included in the following table at December 31, 2011 for discontinued operations:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans held for sale	$233	$—	$233	$—
Total assets at fair value from discontinued operations	$233	$—	$233	$—
Quantitative Information about Level 3 Fair Value Measurements

(dollars in thousands)	Fair Value at September 30, 2012	Valuation Techniques	Unobservable Input	Range
Nonrecurring measurements:
Impaired loans, net	$10,247	Discounted appraisals	Collateral discounts	6.00% - 40.00%
Other real estate owned	56,431	Discounted appraisals	Collateral discounts	6.00% - 40.00%
Mortgage servicing rights	248	Discounted cash flows	Prepayment rate	10.00% - 30.00%
Mortgage servicing rights			Discount rate	6.00% - 12.00%
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
Loans held for investment. The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Substantially all residential mortgage loans held for sale are pre-sold and their carrying value approximates fair value. The fair value of variable rate loans with frequent repricing and negligible credit risk approximates book value. The fair value of loans is further discounted by credit and liquidity factors. FNB classified the fair value of loans as Level 3.
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
Borrowed funds. The carrying value of retail repurchase agreements and federal funds purchased is considered to be a reasonable estimate of fair value. The fair value of FHLB advances and other borrowed funds is estimated using the rates currently offered for advances of similar remaining maturities and are classified as Level 2.
Junior subordinated debentures. Included in junior subordinated debentures are variable rate trust preferred securities issued by FNB. Fair values for the trust preferred securities were estimated by developing cash flow estimates for each of these debt instruments based on scheduled principal and interest payments and current interest rates. Once the cash flows were determined, a rate for comparable subordinated debt was used to discount the cash flows to the present value. The estimated fair value for FNB's junior subordinated debentures have declined due to wider credit spreads (i.e., spread to LIBOR) on similar trust preferred issues. This is due, in part, to proposed bank regulatory changes in bank capital structure. FNB classified the fair value of junior subordinated debentures as Level 3.
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
The estimated fair values of financial instruments for continuing operations are as follows at the periods indicated:

	At September 30, 2012
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets of Continuing Operations:
Cash and cash equivalents	$327,870	$327,870	$327,870	$—	—
Investment securities: Available-for-sale	492,386	492,386	—	492,386	—
Loans held for sale	8,212	8,212	—	8,212	—
Loans, net	1,200,936	1,192,784	—	—	1,192,784
Accrued interest receivable	7,424	7,424	—	7,424	—
Financial Liabilities of Continuing Operations:
Deposits	1,982,253	1,987,807	—	1,987,807	—
Retail repurchase agreements	9,433	9,433	—	9,433	—
Federal Home Loan Bank advances	58,339	63,649	—	63,649	—
Junior subordinated debentures	56,702	37,068	—	—	37,068
Accrued interest payable	1,969	1,969	—	1,969	—

	At December 31, 2011
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets of Continuing Operations:
Cash and cash equivalents	$553,416	$553,416	$553,416	$—	$—
Investment securities: Available-for-sale	431,306	431,306	—	431,306	—
Loans held for sale	4,529	4,529	—	4,529	—
Loans, net	1,178,175	1,176,795	—	—	1,176,795
Accrued interest receivable	5,919	5,919	—	5,919	—
Financial Liabilities of Continuing Operations:
Deposits	2,129,111	2,139,093	—	2,139,093	—
Retail repurchase agreements	8,838	8,838	—	8,838	—
Federal Home Loan Bank advances	58,370	62,555	—	62,555	—
Junior subordinated debentures	56,702	36,218	—	—	36,218
Accrued interest payable	1,654	1,654	—	1,654	—
The estimated fair values of financial instruments for discontinued operations are as follows:

	As of September 30, 2012		As of December 31, 2011
(dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets of Discontinued Operations	$—	$—	$233	$233
Financial Liabilities of Discontinued Operations	—	—	—	—
There were no transfers between valuation levels for any assets during the quarter ended September 30, 2012 or the quarter ended September 30, 2011. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period when the assets are valued.
10. Capital Raise
Between May 21, 2012 and June 26, 2012, FNB issued 485,788 shares of common stock at an average price of $15.01 for total proceeds of $7.29 million through its “At The Market” (“ATM”) offering. Net proceeds from the offering of $6.7 million were contributed to CommunityOne. During July 2012, FNB sold a further 176 shares to holders of warrants issued in connection with the Merger, yielding net proceeds of approximately $3,000.
11. Termination of Retirement Plans
FNB elected to terminate the remaining supplemental executive retirement plans (SERP), that were frozen in prior years, by settling the remaining payments via lump sum payments that will be paid in October 2013.  The gain on termination recognized of $0.4 million is recorded in other comprehensive income. As the cash payments are made the gain will be recognized in current earnings.

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

•
the outcome of legislation and regulation affecting the financial services industry, including FNB, including the effects underway through the continuing implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act, including proposed revisions to the regulatory capital requirements;

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
Important Factors Impacting Comparability of Results
We have accounted for our purchase of Granite Corp. using the acquisition method of accounting as of October 21, 2011, the acquisition date. The results of our operations for the three and nine months ended September 30, 2012 include the results of Granite Corp. The results of operations for the three and nine months ended September 30, 2011 do not include the results of Granite Corp. Our balance sheets as of September 30, 2012 and December 31, 2011 include the assets, liabilities and equity of Granite Corp., while various footnotes and tables presented as of September 30, 2011 do not include the assets, liabilities and equity of Granite Corp.

Financial highlights are presented in the accompanying table.
Selected Financial Data

(dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income Statement Data
Net interest income	$15,202	$7,739	$46,431	$26,139
Provision for loan losses	32	7,181	10,877	60,944
Noninterest income	4,643	10,080	15,001	16,946
Noninterest expense	24,602	23,200	84,365	82,278
Loss from continuing operations, before income taxes	(4,789)	(12,562)	(33,810)	(100,137)
Loss from continuing operations, net of tax	(4,712)	(13,890)	(33,682)	(100,889)
Loss from discontinued operations, net of tax	—	(40)	(27)	(5,722)
Net loss	(4,712)	(13,930)	(33,709)	(106,611)
Dividends on preferred stock	—	(1,093)	—	(3,197)
Net loss to common shareholders	(4,712)	(15,023)	(33,709)	(109,808)
Period End Balances
Assets	$2,238,065	$1,643,894	$2,238,065	$1,643,894
Loans held for sale (1)	8,212	25,661	8,212	25,661
Loans held for investment (2)	1,231,795	890,888	1,231,795	890,888
Allowance for loan losses (1)	30,859	44,121	30,859	44,121
Goodwill	4,205	—	4,205	—
Deposits	1,982,253	1,565,636	1,982,253	1,565,636
Borrowings	124,474	184,957	124,474	184,957
Shareholders' equity/(deficit)	106,873	(129,932)	106,873	(129,932)
Average Balances
Assets	$2,247,437	$1,676,606	$2,322,484	$1,784,934
Loans held for sale (1)	4,769	10,966	4,669	3,753
Loans held for investment (2)	1,257,460	981,130	1,253,252	1,128,546
Allowance for loan losses (1)	38,098	62,601	38,898	73,765
Goodwill	4,205	—	4,105	—
Deposits	1,989,669	1,579,545	2,054,628	1,634,589
Borrowings	125,621	200,672	124,221	209,809
Shareholders' equity/(deficit)	107,628	(120,346)	117,953	(76,345)
Per Common Share Data
Net loss per common share from continuing operations - basic and diluted	$(0.22)	$(131.06)	$(1.58)	$(910.82)
Net loss per common share from discontinued operations - basic and diluted	—	(0.35)	—	(50.07)
Net loss per common share - basic and diluted	(0.22)	(131.41)	(1.58)	(960.89)
Book value (3)	4.95	(1,714.03)	4.95	(1,714.03)
Tangible book value (3)	4.43	(1,745.34)	4.43	(1,745.34)
Performance Ratios
Return on average assets	(0.84)%	(3.30)%	(1.94)%	(7.99)%
Return on average tangible assets (3)	(0.84)	(3.30)	(1.95)	(8.00)

Return on average equity (4)	(17.51)	NM	(38.10)	NM
Return on average tangible equity (3)	(19.61)	NM	(42.32)	NM
Net interest margin (tax equivalent)	2.95	2.04	2.94	2.17
Asset Quality Ratios
Allowance for loan losses to period end loans held for investment (1)	2.51%	4.95%	2.51%	4.95%
Nonperforming loans to period end allowance for loan losses (1)	277.48	329.43	277.48	329.43
Net charge-offs (annualized) to average loans held for investment	2.46	9.07	2.06	13.09
Nonperforming assets to period end loans held for investment and foreclosed property (5)	12.58	24.48	12.58	24.48
Capital and Liquidity Ratios
Average equity to average assets	4.79%	(7.18)%	5.08%	(4.28)%
Leverage capital	5.69	(8.54)	5.69	(8.54)
Tier 1 risk-based capital	9.47	(13.48)	9.47	(13.48)
Total risk-based capital	12.21	(13.48)	12.21	(13.48)
Average loans to average deposits	63.44	62.11	61.22	69.04
Average loans to average deposits and borrowings	59.67	55.11	57.73	61.19
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

Overview
FNB United Corp. or FNB, we or us (which also refers to FNB and our subsidiaries on a consolidated basis), was incorporated in 1984 under the laws of the State of North Carolina. We are a bank holding company with two bank subsidiaries: CommunityOne Bank, N.A. (“CommunityOne”), a national banking association headquartered in Asheboro, North Carolina and, through Bank of Granite Corporation (“Granite Corp.”), Bank of Granite (“Granite”), a state chartered bank headquartered in Granite Falls, North Carolina.
Through our bank subsidiaries, we offer a complete line of consumer, wealth management, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers through operations located throughout central, southern and western North Carolina, including the counties of Alamance, Alexander, Ashe, Burke, Caldwell, Catawba, Chatham, Gaston, Guilford, Iredell, Mecklenburg, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes. Management believes that the banks have a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors, including federal, state and local governments.
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
We earn revenue primarily from interest on loans and securities investments, mortgage banking income and fees charged for financial services provided to our customers. Offsetting these revenues are the cost of deposits and other funding sources, provision for loan losses and write-downs in the value, gains and losses on disposition and holding costs associated with our OREO, and other operating costs such as: salaries and employee benefits, occupancy, data processing expenses, merger related expenses and tax expense.
On October 21, 2011, as part of the recapitalization of FNB, FNB acquired Granite Corp., through the merger of a wholly owned subsidiary of FNB merging into Granite Corp (the "Merger"). The Merger was part of FNB's recapitalization strategy.

Results of Operations
Net Interest Income
Our principal source of revenue is net interest income. Net interest income is the difference between interest income earned on interest-earning assets, primarily loans and investment securities, and interest expense paid on interest-bearing deposits and other interest-bearing liabilities. This measure represents the largest component of income for FNB. The net interest margin measures how effectively we manage the difference between the interest income earned on interest-earning assets and the interest expense paid for funds to support those assets. Changes in interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities, the rate of growth of the interest-earning assets and interest-bearing liabilities base, the ratio of interest-earning assets to interest-bearing liabilities, and the management of interest rate sensitivity factor into fluctuations within net interest income. An analysis is presented in the Average Balances and Net Interest Income Analysis for the three and nine month periods ended September 30, 2012 and 2011.
Net interest income on a taxable equivalent basis was $15.3 million for the three month period ended September 30, 2012 compared to $7.8 million for the same period in 2011, primarily related to the addition of Granite net interest income of $6.3 million for the third quarter of 2012.
Net interest margin (taxable equivalent) improved 91 basis points from 2.04% in the third quarter of 2011 to 2.95% in the third quarter of 2012. The increase was attributable to the impact of the Merger, management strategies to shift the mix of deposits to lower rate demand, savings and money market deposits, and the reduction of nonperforming loans compared to the third quarter of 2011. The yield on average earning assets increased by 23 basis points during the third quarter of 2012 to 3.73% from 3.50% in the third quarter of 2011. The cost of interest-bearing liabilities declined during the third quarter of 2012 by 51 basis points to 0.86% compared to 1.37% in the third quarter of 2011, primarily as a result of the deposit mix shift, declines in interest rates on all deposit products, and the impact of the accretion of fair value marks at Granite. Importantly, the cost of interest-bearing deposits declined 54 basis points, or 42%,from 1.30% for the third quarter of 2011 to 0.76% for the third quarter of 2012. The cost of all deposits, including noninterest-bearing deposits, fell to 0.66% for the third quarter of 2012, a decline of 52 basis points from 1.18% for the third quarter of 2011.
Net interest income on a taxable equivalent basis was $46.6 million for the nine month period ended September 30, 2012 compared to $26.8 million for the same period in 2011 primarily related to the addition of Granite net interest income of $21.6 million for the first nine months of 2012.
Net interest margin (taxable equivalent) improved 77 basis points from 2.17% in the first nine months of 2011 to 2.94% in the first nine months of 2012. The increase was attributable to the impact of the Merger, the impact of management strategies to shift the mix of deposits to lower rate demand, savings and money market deposits and the Granite acquisition, declines in interest rates on all deposit products, and the reduction of nonperforming loans compared to the first nine months of 2011. The yield on average earning assets increased by 17 basis points during the first nine months of 2012 to 3.78% from 3.61% in the first nine months of 2011. The cost of interest-bearing liabilities declined during the first nine months of 2012 by 50 basis points to 0.91% compared to 1.41% in the first nine months of 2011, primarily as a result of the deposit mix shift, declines in interest rates on all deposit products, and the impact of the accretion of fair value marks at Granite. The cost of interest-bearing deposits declined 51 basis points from 1.34% for the first nine months 2011 to 0.83% for the first nine months of 2012. The cost of all deposits, including noninterest-bearing deposits, fell to 0.73% for the first nine months of 2012, a decline of 48 basis points from 1.21% for the first nine months of 2011.
The following tables summarize the average balance sheets and net interest income/margin analysis for the three and nine months ended September 30, 2012 and 2011. FNB's interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively.

Average Balances and Net Interest Income Analysis - Third Quarter

	Three Months Ended September 30,
	2012			2011
			Average			Average
(dollars in thousands)	Average	Income /	Yield /	Average	Income /	Yield /
	Balance (3)	Expense	Rate	Balance (3)	Expense	Rate
Interest-earning assets:
Loans (1)(2)	$1,262,229	$16,312	5.14%	$992,096	$11,023	4.41%
Taxable investment securities	475,032	2,667	2.23	310,269	2,166	2.77
Tax-exempt investment securities (1)	—	—	—	2,595	75	11.47
Other earning assets	317,932	276	0.35	216,400	173	0.32
Assets of discontinued operations	—	—	—	292	—	—
Total earning assets	2,055,193	19,255	3.73	1,521,652	13,437	3.50

Noninterest-earning assets:
Cash and due from banks	31,202			22,405
Goodwill and core deposit premium	11,502			3,707
Other assets, net	149,540			128,804
Assets of discontinued operations	—			38
Total assets	$2,247,437			$1,676,606

Interest-bearing liabilities:
Interest-bearing demand deposits	$346,289	$335	0.38%	$221,859	$405	0.72%
Savings deposits	73,274	28	0.15	45,919	29	0.25
Money market deposits	445,192	436	0.39	283,007	481	0.67
Time deposits	867,963	2,521	1.16	875,760	3,768	1.71
Total interest-bearing deposits	1,732,718	3,320	0.76	1,426,545	4,683	1.30
Retail repurchase agreements	10,574	6	0.23	8,456	11	0.52
Federal Home Loan Bank advances	58,345	391	2.67	133,014	609	1.82
Other borrowed funds	56,702	288	2.02	59,202	313	2.10
Total interest-bearing liabilities	1,858,339	4,005	0.86	1,627,217	5,616	1.37

Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	256,951			153,000
Other liabilities	24,519			15,627
Shareholders' equity/(deficit)	107,628			(120,346)
Liabilities of discontinued operations	—			1,108
Total liabilities and shareholders' equity	$2,247,437			$1,676,606

Net interest income and net yield on earning assets (4)		$15,250	2.95%		$7,821	2.04%

Interest rate spread (5)			2.87%			2.13%
(1) The fully tax equivalent basis is computed using a federal tax rate of 35%.
(2) Average loan balances include nonaccruing loans and loans held for sale.
(3) Average balances include market adjustments to fair value for securities and loans held for sale.
(4) Net yield on earning assets is computed by dividing net interest income by average earning assets.
(5) Earning asset yield minus interest bearing liabilities rate.

Average Balances and Net Interest Income Analysis - Nine Months

	Nine Months Ended September 30,
	2012			2011
			Average			Average
(dollars in thousands)	Average	Income /	Yield /	Average	Income /	Yield /
	Balance (3)	Expense	Rate	Balance (3)	Expense	Rate
Interest-earning assets:
Loans (1)(2)	$1,257,921	$50,601	5.37%	$1,132,299	$36,415	4.30%
Taxable investment securities	456,836	8,238	2.41	333,572	6,963	2.79
Tax-exempt investment securities (1)	—	—	—	6,885	532	10.33
Other earning assets	398,463	937	0.31	170,489	456	0.36
Assets of discontinued operations	—	—	—	9,491	307	4.32
Total earning assets	2,113,220	59,776	3.78	1,652,736	44,673	3.61

Noninterest-earning assets:
Cash and due from banks	31,668			23,737
Goodwill and core deposit premium	11,754			3,904
Other assets, net	165,731			104,395
Assets of discontinued operations	111			162
Total assets	$2,322,484			$1,784,934

Interest-bearing liabilities:
Interest-bearing demand deposits	$348,145	$1,099	0.42%	$225,744	$1,322	0.78%
Savings deposits	72,187	81	0.15	45,477	86	0.25
Money market deposits	439,296	1,418	0.43	290,000	1,626	0.75
Time deposits	943,897	8,646	1.22	918,235	11,780	1.72
Total interest-bearing deposits	1,803,525	11,244	0.83	1,479,456	14,814	1.34
Retail repurchase agreements	9,163	23	0.34	9,053	43	0.64
Federal Home Loan Bank advances	58,356	1,057	2.42	140,492	2,010	1.91
Other borrowed funds	56,702	877	2.07	60,264	1,009	2.24
Total interest-bearing liabilities	1,927,746	13,201	0.91	1,689,265	17,876	1.41

Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	251,103			155,133
Other liabilities	25,682			15,655
Shareholders' equity/(deficit)	117,953			(76,345)
Liabilities of discontinued operations				1,226
Total liabilities and shareholders' equity	$2,322,484			$1,784,934

Net interest income and net yield on earning assets (4)		$46,575	2.94%		$26,797	2.17%

Interest rate spread (5)			2.87%			2.20%
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

Provision for Loan Losses
The provision for loan loss provides a level of allowance considered appropriate to absorb management's estimate of losses inherent in the loan portfolio. The amount of this charge is affected by several considerations, including management's evaluation of various risk factors in determining the adequacy of the allowance (see additional discussion under “Asset Quality”), actual loan loss experience and changes in the loan portfolio.

During the three month period ended September 30, 2012, the provision for loan losses, excluding discontinued operations, was $32 thousand, compared to $7.2 million in the same period of 2011, as a result of reductions in nonperforming loans and reductions in the levels of commercial real estate loans within the loan portfolio. FNB has experienced lower net charge-offs and improved classified asset and past due levels compared to 2011. During the second quarter of 2012 management established a $3.3 million allowance related to purchased impaired loans acquired in the Merger. During the nine month period ended September 30, 2012, the provision for loan losses, excluding discontinued operations, was $10.9 million, compared to $60.9 million, in the same period of 2011, also due to reductions in nonperforming loans. Net charge-offs for the nine months ended September 30, 2012 totaled $19.4 million, or 2.06% of annualized average loans, reduced from $110.5 million, or 13.09% of annualized average loans for the same period in 2011, also as a result of reductions in nonperforming loans and reductions in the levels of commercial real estate loans in the loan portfolio.
Noninterest Income
Noninterest income includes mortgage banking income, fees and service charges on deposit accounts, fees from cardholder and merchant services, fees and commissions related to trust and investment services, gains and losses on the sales of securities, and all other types of noninterest revenue.
For the three months ended September 30, 2012, noninterest income, excluding discontinued operations, was $4.6 million compared to $10.1 million for the same period in 2011. The decline was the result of a decrease from $7.4 million of gains on sales of investment securities in 2011 to a $33 thousand loss in 2012, partially offset by the addition of Granite service charges, gains in service charge income as a result of the Merger and an increase in mortgage loan income as FNB began selling loans to Fannie Mae in 2012. For the nine months ended September 30, 2012, noninterest income, excluding discontinued operations, was $15.0 million compared to $16.9 million for the same period in 2011. The decrease was the result of a decrease in securities gains from $7.3 million in 2011 to $1.9 million in 2012, as well as increases in service charges on deposits and mortgage loan income described above.
Noninterest Expense
Noninterest expense includes salary and employee benefits, occupancy and equipment, expenses associated with other real estate owned, including write-downs, and one-time expenses related to the acquisition and integration of Granite.
Noninterest expenses were $24.6 million in the third quarter of 2012 compared to $23.2 million in the same period of 2011, an increase of $1.4 million, or 6%. The increase in noninterest expense was primarily attributable to the addition of $6.6 million in Granite noninterest expenses, mostly offset by decreases in OREO expense, Merger and recapitalization related expenses and FDIC insurance costs. For the nine months ended September 30, 2012, noninterest expenses were $84.4 million compared to $82.3 million in the same period of 2011. Results for 2012 include $20.9 million of noninterest expenses for Granite. That increase is offset by a $12.4 million decrease in OREO expense at CommunityOne, as well as a $3.0 million decrease in FDIC insurance costs at CommunityOne as a result of new FDIC assessment rates based on the improved capital position of CommunityOne, among other factors.
Full-time equivalent employees averaged 637 employees for the third quarter 2012 versus 462 employees for the third quarter of 2011. The increase is primarily related to the Merger, as well as increases in staff in credit and problem asset resolution areas.
Provision for Income Taxes
Excluding discontinued operations, FNB had an income tax benefit totaling $(77) thousand for the third quarter of 2012 and an income tax benefit of $(128) thousand for the first nine months of 2012. FNB recorded income tax expenses of $1.3 million and $0.8 million for the three and nine months ended September 30, 2011, respectively. FNB's provision for income taxes, as a percentage of loss before income taxes, excluding discontinued operations, was 1.61% and 0.38% for the three and nine months ended September 30, 2012, respectively, compared to 10.57% and 0.75% for the three and nine months ended September 30, 2011, respectively.
Balance Sheet Review
Total assets at September 30, 2012 were $2,238.1 million, a decrease of $171.0 million, or 7.1%, compared to total assets of $2,409.1 million at December 31, 2011.
Cash and interest-bearing balances were $327.9 million at September 30, 2012, a decrease of $225.5 million, or 40.8%, compared to $553.4 million at December 31, 2011, primarily attributable to the purchases of $173.2 million of residential mortgage loans, the reduction in deposits of $146.9 million, and the purchase of $42.6 million of securities (net of sales and repayments), offset by loan repayments and OREO sales.

Investment securities increased $61.1 million during the first nine months of 2012, from $431.3 million at December 31, 2011 to $492.4 million at September 30, 2012, an increase of 14.2%. The portfolio is comprised of U.S. federal agency securities and federal agency MBSs (GSE), securities of U.S. state and political subdivisions, private residential MBSs and corporate debt securities.
Gross loans held for investment increased $14.3 million, or 1.2%, during the first nine months of 2012, from $1,217.5 million at December 31, 2011 to $1,231.8 million at September 30, 2012. During the first nine months of 2012, FNB purchased $173.2 million of performing residential mortgage loans.
Other real estate owned ("OREO") decreased $29.6 million during the first nine months of 2012, from $110.4 million at December 31, 2011 to $80.8 million at September 30, 2012, as a result of $38.2 million of OREO sales and $16.1 million of writedowns and losses, partially offset by the addition of $24.8 million of OREO properties. At September 30, 2012, 58 assets with a net carrying amount of $18.2 million were under contract for sale. Estimated losses with these sales have been recognized in the Consolidated Statements of Operations in the first nine months of 2012.
Total deposits were $1,982.3 million at September 30, 2012, a decline of $146.9 million, or (6.9)% from $2,129.1 million at December 31, 2011. Management has implemented strategies to shift the mix of deposits from higher cost time deposits, including higher rate CD's and brokered CD's, towards lower rate demand, savings and money market deposits. At September 30, 2012, CD's comprised 42.2% of total deposits compared to 49.1% at December 31, 2011. Noninterest-bearing deposits increased $29.7 million, or 12.7%, from $234.7 million at December 31, 2011 to $264.4 million at September 30, 2012. Total cost of interest-bearing deposits declined by 51 basis points from 1.34% in the first nine months of 2011 to 0.83% in the first nine months of 2012. The cost of all deposits, including noninterest-bearing deposits, fell to 0.73% for the first nine months of 2012, a decline of 48 basis points from 1.21% for the first nine months of 2011.
Shareholders' equity at September 30, 2012 was $106.9 million as compared to $129.0 million at December 31, 2011. The book value per share was $4.95 and average equity to average assets was 5.08% at September 30, 2012 as compared to a book value per share of $6.11 and average equity to average assets of (1.19)% at December 31, 2011. The change in shareholders' equity reflects a net loss to common shareholders for the nine months ended September 30, 2012 of $33.7 million, offset by $6.7 million in common equity raised during the first nine months of 2012, and $5.8 million other comprehensive income, net of tax. FNB did not declare common dividends during the nine months ended September 30, 2012, and will not be able to pay any dividends until such time as FNB returns to profitability and either receives or is not required to receive regulatory approval for the payment of dividends. FNB does not expect to pay dividends to shareholders for the foreseeable future.
Investment Securities
FNB evaluates all securities on a quarterly basis, and more frequently as economic conditions warrant, to determine if an other-than-temporary impairment (“OTTI”) exists. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than book value, the financial conditions and near-term prospects of the issuer, and the ability and intent of FNB to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, FNB may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income/(loss) in shareholders' equity) and not recognized in income until the security is ultimately sold. As of September 30, 2012, there were no securities considered by FNB to have OTTI.
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
The allowance for loan losses of $39.4 million at December 31, 2011 decreased by 21.6% to $30.9 million at September 30, 2012, as a result of reductions in nonperforming loans and reductions in the levels of commercial real estate loans in the loan portfolio. As a percentage of gross loans held for investment, the allowance for loan losses declined from 3.23% at December 31, 2011 to 2.51% at September 30, 2012.
During the three month period ended September 30, 2012, FNB charged off $9.3 million in loans and realized $1.6 million in recoveries, for $7.7 million of net charge-offs. For the nine months ended September 30, 2012, FNB charged off $23.6 million in loans and realized $4.2 million in recoveries, for $19.4 million of net charge-offs. The majority of the loans that were charged off were loans that had been in impairment status and had specific reserves assigned to them in prior periods.

Acquired Loans
Loans acquired in the Merger ("Granite Purchased Loans") include purchased impaired loans ("PI loans") and purchased contractual ("PC loans") revolving consumer and commercial loans. At September 30, 2012 there were $287.3 million of Granite Purchased Loans, of which $35.1 million were PC loans, $220.4 million were PI Loans with no subsequent credit deterioration and $31.8 million were PI Loans with subsequent credit deterioration.
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
At September 30, 2012, an ALL of $3.6 million was required for the Granite Purchased Loans, and the Granite Purchased Loans are presented on an accruing basis.
Nonperforming Assets
Nonperforming assets are comprised of nonaccrual loans, accruing loans past due 90 days or more, other repossessed assets and OREO. Nonperforming loans are loans placed in nonaccrual status when, in management's opinion, the collection of all or a portion of interest becomes doubtful. Loans are returned to accrual status when the factors indicating doubtful collectability cease to exist and the loan has performed in accordance with its terms for a demonstrated period of time. OREO represents real estate acquired through foreclosure or deed in lieu of foreclosure and is generally carried at fair value, less estimated costs to sell.
The level of nonperforming loans decreased from $106.0 million or 9.0% of loans held for investment at December 31, 2011, to $86.1 million, or 7.0% of loans held for investment at September 30, 2012. OREO and repossessed assets were $80.8 million at September 30, 2012, compared to $110.4 million at December 31, 2011, a decline of $29.6 million. During the first nine months of 2012, we recorded net write-downs and net loss on sales of OREO of $16.1 million as compared to $27.7 million during the first nine months of 2011. Depressed market conditions have adversely impacted, and may continue to adversely impact, the financial condition and liquidity position of certain borrowers. Additionally, the value of real estate collateral may come under further pressure from weak economic conditions and prevailing unemployment levels, resulting in additional delinquencies and loans being placed on nonaccrual.
The soft real estate market in 2011 and 2012 has adversely affected the financial condition and liquidity position of certain borrowers. Commercial real estate secured lending (including commercial, construction and land development) is a significant but decreasing portion of our commercial loan portfolio. These categories constitute $524.4 million, or approximately 42.6%, of our total loans held for investment portfolio, down from 51.3% at December 31, 2011. These categories are generally affected by changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. The downturn in the real estate markets in which we originate, purchase, and service mortgage and other loans hurt our business because these loans are secured by real estate. Further declines will adversely affect the value of real estate collateral of loans secured by real estate, which could adversely affect our future earnings.
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
Excluding discontinued operations, the ALL, as a percentage of loans held for investment, amounted to 2.51% at September 30, 2012 compared to 3.23% at December 31, 2011. Net charge-offs were $19.4 million in the first nine months of 2012 compared to $110.5 million in the first nine months of 2011. Annualized charge-offs in the first nine months of 2012 fell to 2.06% of average loans, from 13.09% in the same period of 2011. A substantial portion of 2012 charge-offs were related to impaired loans, and consisted of loans considered wholly impaired and loans with partial impairment. The provision for losses charged to operations in the first nine months of 2012 decreased to $10.9 million from $60.9 million in 2011.
As a result of on-going analysis of the loan portfolio, certain loans have migrated to higher, more adverse risk grades and an aggressive posture towards the timely charge-off of identified impairment has also continued. Actual past due loans and loan charge-offs have remained at manageable levels and management continues to diligently work to improve asset quality. Management believes the ALL of $30.9 million at September 30, 2012 is adequate to cover probable losses inherent in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management's judgments are based on numerous assumptions about current events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of FNB. Additional information on the ALL is presented in Note 5 to the consolidated financial statements.
As of September 30, 2012, FNB has elected to change the method it uses to calculate the the historical loss rates and qualitative and environmental factors in its ALL. FNB had previously calculated the ALL using historical loss factors based on the risk-graded pool to which the loss was assigned at quarter end four quarters prior to the loss. Historical loss rates are now calculated by associating losses to the risk-graded pool to which they relate for each of the previous eight quarters. Then, using a 24 quarter look back period, loss factors are calculated for each risk-graded pool.

In addition to FNB's ability to use its own historical loss data and migration between risk grades, it has also set up a more rigorous process for computing the qualitative factors that impact the ALL. A committee, independent of the historical loss migration team, reviews risk factors that may impact the ALL. Some factors are statistically quantifiable, such as concentration, growth, delinquency, and nonaccrual risk by loan type, while other factors are qualitative in nature, such as staff competency, competition within our markets, economic and regulatory changes impacting the loans held for investment.

The impact of the change in methodology to the third quarter earnings and to the ALL was to reduce the provision for loan losses and the ALL by an immaterial amount.

The following table presents FNB's investment in loans considered to be impaired and related information on those impaired loans as of September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, held for sale	$—	$—	$4,529	$—
Impaired loans, not individually reviewed for impairment	7,274	—	5,127	—
Impaired loans, individually reviewed, with no impairment	72,402	—	53,884	—
Impaired loans, individually reviewed, with impairment	14,769	4,522	42,357	11,090
Total impaired loans *	$94,445	$4,522	$105,897	$11,090

Purchased impaired loans with subsequent deterioration	31,801	3,296	—	—
Purchased impaired loans with no subsequent deterioration	220,404	—	330,836	—
Total Reserves		7,818		11,090

Average impaired loans calculated using a simple average	$98,567		$112,600
* Included at September 30, 2012 and December 31, 2011 were $3.6 million and $2.9 million, respectively, in restructured and performing loans.
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
Consistent with the general approach to liquidity, loans and other assets of FNB are funded primarily by local core deposits. To date, a stable retail deposit base and a modest amount of brokered deposits have been adequate to meet FNB's loan obligations, while maintaining the desired level of immediate liquidity. Additionally, an investment securities portfolio is available for both immediate and secondary liquidity purposes.
During the first quarter of 2012, FNB resumed deferring the payment of cash dividends on its outstanding junior subordinated debentures.
As of September 30, 2012, available borrowing under credit lines totaled $50.1 million, compared to $74.5 million at December 31, 2011. FNB could also access $79.6 million of additional borrowings under credit lines by pledging additional collateral.
At September 30, 2012, $93.4 million of the investment securities portfolio was pledged to secure public deposits, $14.5 million was pledged to retail repurchase agreements, $4.0 million was pledged to the FRBR and $2.1 million was pledged to others, leaving $378.4 million available as lendable collateral.

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
FNB's balance sheet was asset-sensitive at September 30, 2012. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. FNB's asset sensitivity is primarily derived from a large cash and due from banks position, a large concentration in prime-based commercial loans that adjust as the prime interest rate changes and the long duration of its indeterminate term deposits. These prime based loans are primarily funded by deposits that are not expected to reprice as quickly as the loans. Since the prime rate is not expected to decline below current levels, management believes FNB's risk to lower interest rates is low.
Capital Adequacy and Resources
Under guidelines established by the Federal Reserve Board and each federal banking agency, the OCC and FDIC, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The guidelines define an institution's total qualifying capital as having two components: Tier 1 capital, which must be at least 50% of total qualifying capital and is mainly comprised of common equity, retained earnings and qualifying preferred stock, less certain intangibles; and Tier 2 capital, which may include the ALL up to a maximum of 1.25% of risk weighted assets, qualifying subordinated debt, qualifying preferred stock and hybrid capital instruments. The requirements also define the weights assigned to assets and off-balance sheet items to determine the risk weighted asset components of the risk-based capital rules.
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
Under the Consent Order CommunityOne entered into with the OCC on July 22, 2010, CommunityOne is required to maintain a leverage capital ratio of 9% and a total risk based capital ratio of 12%. Under the Order that Granite entered into with the FDIC and the North Carolina Commissioner of Banks ("NCCOB") on August 17, 2009, Granite is required to maintain a leverage capital ratio of 8% and a total risk based ratio of 12%. At September 30, 2012, FNB had a total risk-based capital ratio of 12.21% and a Tier 1 risk-based capital ratio of 9.47%. CommunityOne and Granite had a total risk-based capital ratio of 11.79% and 14.73%, respectively, and a Tier 1 risk-based capital ratio of 10.52% and 13.80%, respectively. FNB had a leverage capital ratio of 5.69% at September 30, 2012, and each of CommunityOne and Granite had leverage capital ratios of 6.46% and 7.88%, respectively. As of September 30, 2012, CommunityOne was not in compliance with either the leverage capital or the total risk based capital requirements of its Order, and Granite was not in compliance with the leverage capital requirement of its Order.
The prompt corrective action provisions of federal law require the federal bank agencies to take prompt corrective action to resolve problems of insured depository institutions such as CommunityOne and Granite. The extent of these powers depends upon whether the institution is designated as well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. The minimum capital requirements to be characterized as “well-capitalized” and “adequately capitalized,” as defined by the prompt corrective action provision of federal law, the capital requirements required under the Orders, and each of CommunityOne's and Granite's capital ratios as of September 30, 2012 were as follows:

			Minimum Regulatory Requirement
					Pursuant to Order
	CommunityOne Bank	Bank of Granite	Adequately Capitalized	Well- Capitalized	CommunityOne Bank	Bank of Granite
Leverage capital ratio	6.46%	7.88%	4.00%	5.00%	9.00%	8.00%
Tier 1 risk-based capital ratio	10.52%	13.80%	4.00%	6.00%	—	—
Total risk-based capital ratio	11.79%	14.73%	8.00%	10.00%	12.00%	12.00%
As of September 30, 2012, CommunityOne and Granite were designated under these prompt corrective action provisions as "adequately capitalized" by the OCC and FDIC, respectively, because each bank continues to be subject to an Order.
The federal banking agencies have issued notices of proposed rulemakings that would change the leverage and risk-based capital requirements (including the prompt corrective action framework). Under these proposed rulemakings, the definition of the regulatory capital components would materially change. Among the most important of these changes is that a new common equity Tier 1 risk based capital ratio would be added. In addition, net unrealized gains and losses on available for sale debt and equity securities would be included in common equity Tier 1 capital. Certain deductions from common equity would be expanded and others, including mortgage servicing assets and deferred tax assets subject to temporary timing differences, would be subject to threshold deductions. While existing limitations on tier 2 capital would be eliminated, the agencies would also require a capital conservation buffer of up to 2.5% above each of the capital ratio requirements (common equity tier 1, tier 1, and total risk-based capital) which must be met for a bank to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction. The rulemakings also propose changes in the risk-weighting of certain assets, including, 1 - 4 family residential mortgage loans, “high volatility” commercial real estate, past due assets, structured securities and equity holdings. The methodology for off balance sheet items such as commitments with an original maturity of less than or equal to one year that are not unconditional cancelable and mortgage loans sold with certain credit enhancing representations and warranties, are also revised. The proposals dealing with the regulatory capital components are proposed to go into effect on January 1, 2013 and the proposals revising the risk weighting of certain assets are proposed to go into effect on January 1, 2015. These changes, if adopted as proposed, could have a material effect on FNB.
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
Allowance for Loan Losses
The ALL, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management's best estimate of probable loan losses incurred as of the balance sheet date. FNB's ALL is assessed quarterly by management. This assessment includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. FNB has grouped its loans into pools according to the loan segmentation regime employed on schedule RC-C of the FFIEC's Consolidated Report of Condition and Income. Management analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used. See additional discussion under Asset Quality.
Valuation of Other Real Estate Owned
Other real estate owned represents properties acquired through foreclosure or deed in lieu thereof. The property is classified as held for sale and is carried at fair value based on recent appraisals, less estimated costs to sell. Declines in the fair value of properties included in other real estate below carrying value are recognized by a charge to income. An increase in fair value is not recognized until the property is sold.
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
Business Combinations
Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method the acquiring entity in a business combination recognizes 100% of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceed the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Purchased impaired ("PI") loans are recorded at fair value at acquisition date. Therefore, amounts deemed uncollectible at acquisition date become part of the fair value determination and are excluded from the allowance for loan and lease losses. Following acquisition, we periodically review PI loans to determine if changes in estimated cash flows have occurred. Subsequent decreases in the amount expected to be collected result in a provision for loan losses with a corresponding increase in the allowance for loan losses. Subsequent increases in the amount expected to be collected result in a reversal of any previously recorded provision for loan losses and related allowance for loan losses, if any, or prospective adjustment to the accretable yield if no provision for loan losses had been recorded. Results of operations of an acquired business are included in the statement of earnings from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred.
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
A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the increased credit losses, FNB continues to be in a three-year cumulative pre-tax loss position as of September 30, 2012. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset, which is difficult to overcome. FNB's estimate of the realization of its deferred tax assets was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years and estimated unrealized losses in the available-for-sale investment portfolio. In total, FNB has a gross deferred tax asset of $180.7 million which is offset by a valuation allowance of $178.9 million. FNB did not consider future taxable income in determining the realizability of its deferred tax assets. FNB expects its income tax expense (benefit) will be negligible until profitability has been restored for a reasonable time and such profitability is considered sustainable. At that time, the valuation allowance would be reversed. Reversal of the valuation allowance requires a great deal of judgment and will be based on the circumstances that exist as of that future date. If future events differ significantly from our current forecasts, we may need to increase this valuation allowance, which could have a material adverse effect on the results of operations and financial condition.
The Merger was considered a change in control for Granite Corp. under Internal Revenue Code Section 382 and the Regulations, thereunder. Accordingly, we are required to evaluate potential limitation or deferral of its ability to carryforward pre-acquisition net operating losses and to determine the amount of net unrealized built-in losses (“NUBIL”), which may be subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, NUBIL realized within 5 years of the change in control are subject to potential limitation, which for us is October 20, 2016. Through that date, we will continue to analyze our ability to utilize such losses to offset anticipated future taxable income, however, this estimate will not be known until the five-year recognition period expires. Losses limited under these provisions are generally limited to a carryforward period of 20 years, subject to the annual limitation and expire if not used by the end of that period. As of September 30, 2012, total deferred tax assets attributable to Granite Corp. and subsidiaries were approximately $35.8 million which is offset by a valuation allowance of $34.4 million. We anticipate that some of these benefits from the net operating losses and built-in losses will not ultimately be realized; however, that amount is subject to continuing analysis and has not yet been determined.
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
The non-GAAP financial measures used in this Report are “common shareholders' equity,” “tangible common shareholders' equity,” “tangible equity,” “tangible assets” and “tangible book value.” FNB's management, the entire financial services sector, bank stock analysts, and bank regulators use these non-GAAP measures in their analysis of our performance.

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
The following table provides a more detailed analysis of these non-GAAP measures:

(dollars in thousands, except per share data)	September 30, 2012	December 31, 2011	September 30, 2011
Total shareholders' equity/(deficit)	$106,873	$129,015	$(129,932)
Less:
Preferred stock	—	—	61,995
Common stock warrant	—	—	3,891
Common shareholders' equity/(deficit)	$106,873	$129,015	$(195,818)
Total shareholders' equity/(deficit)	$106,873	$129,015	$(129,932)
Less:
Goodwill	4,205	3,905	—
Core deposit and other intangibles	7,369	8,177	3,577
Preferred stock	—	—	61,995
Common stock warrant	—	—	3,891
Tangible common shareholders' equity/(deficit)	$95,299	$116,933	$(199,395)
Total shareholders' equity/(deficit)	$106,873	$129,015	$(129,932)
Less:
Goodwill	4,205	3,905	—
Core deposit and other intangibles	7,369	8,177	3,577
Tangible shareholders' equity/(deficit)	$95,299	$116,933	$(133,509)
Total assets	$2,238,065	$2,409,108	$1,643,894
Less:
Goodwill	4,205	3,905	—
Core deposit and other intangibles	7,369	8,177	3,577
Tangible assets	$2,226,491	$2,397,026	$1,640,317
Book value per common share	$4.95	$6.11	$(1,714.03)
Effect of intangible assets	(0.52)	(0.57)	(31.31)
Tangible book value per common share	4.43	5.54	(1,745.34)

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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Sections 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934), was carried out under the supervision and with the participation of FNB's Chief Executive Officer and Chief Financial Officer and several other members of senior management as of September 30, 2012, the last day of the period covered by this Quarterly Report. FNB's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management (including FNB's Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal Control Changes
During the 3rd quarter we migrated the Bank of Granite's core systems and processes onto the FNB United platform and infrastructure. As part of this migration we replaced end of life equipment, consolidated core loan, deposit and general ledger processing onto a common infrastructure, and implemented enhanced information security processes and procedures.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
In the ordinary course of operations, FNB is party to various legal proceedings. Other than noted below, FNB is not involved in, nor has it terminated during the nine months ended September 30, 2012, any pending legal proceedings other than routine, nonmaterial proceedings occurring in the ordinary course of business.
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
Item 2.    Unregistered Sales of Equity Securities and Repurchases
Not Applicable
Item 3.    Defaults Upon Senior Securities
Not Applicable
Item 4.    Mine Safety Disclosures
Not Applicable
Item 5. Other Information
None
Item 6.    Exhibits
Exhibits to this report are listed in the Index to Exhibits on page 57 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FNB United Corp.
(Registrant)

Date: November 5, 2012                    By:    /s/ DAVID L. NIELSEN
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