Form 10-K
period 2012-12-31
FNB United Corp.
filed 2013-03-08
CIK 764811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-K
 ______________________________________________________________
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012                     Commission File Number 0-13823
______________________________________________________________
FNB UNITED CORP.
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1456589
(State of Incorporation)	(I.R.S. Employer Identification No.)

150 South Fayetteville Street
Asheboro, North Carolina	27203
(Address of principal executive offices)	(Zip Code)
(336) 626-8300
(Registrant's telephone number, including area code)
______________________________________________________________
Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Title of each class
Common Stock, $0.00 par value
 ______________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, as of June 30, 2012, was approximately $278.4 million. As of March 5, 2013, the Registrant had outstanding 21,698,115 shares of Common Stock.
Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on June 20, 2013, are incorporated by reference in Part III of this report.

FNB United Corp.
Form 10-K

PART I

Item 1.	BUSINESS
General
FNB United Corp., we or us (which also refers to FNB and our subsidiaries on a consolidated basis) ("FNB"), is a bank holding company incorporated in 1984 under the laws of the State of North Carolina. We operate two bank subsidiaries: CommunityOne Bank, N.A. (“CommunityOne”), a national banking association headquartered in Asheboro, North Carolina and, through Bank of Granite Corporation (“Granite Corp.”), Bank of Granite (“Granite”), a state chartered bank headquartered in Granite Falls, North Carolina. On March 1, 2013, we filed an application to merge Granite into CommunityOne. Subject to regulatory approval, we expect to complete the bank merger in the second quarter of 2013.
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
FNB acquired Granite Corp. on October 21, 2011, through the merger of a wholly owned subsidiary of FNB into Granite Corp. (the "Merger"). As consideration for the acquisition, each outstanding share of Granite Corp. common stock (other than shares held by FNB, Granite Corp. or any of their respective wholly owned subsidiaries and other than shares owned in a fiduciary capacity or as a result of debts previously contracted), was converted into the right to receive 3.375 shares of FNB's common stock.
The Merger was part of FNB's recapitalization strategy, which included:

•
A capital raise of $310 million in a private placement, at a price of $16.00 per share, with investments from (1) affiliates of each of The Carlyle Group (“Carlyle”), and Oak Hill Capital Partners (“Oak Hill Capital” and collectively, the “Anchor Investors”), and (2) various other investors, including certain of our directors and officers, (collectively the "Investors");

•
The exchange of 51,500 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A par value $10.00 per share and liquidation preference $1,000 per share ("Preferred Shares"), held by the U.S. Treasury and all accrued and unpaid dividends thereon, for an aggregate of 1,085,554 shares of our common stock, pursuant to an agreement between FNB and the U.S. Treasury (“TARP Exchange Agreement”), and (2) the amendment of the warrant (“Amended TARP Warrant”), issued to the U.S. Treasury to purchase 22,072 shares of our common stock at an exercise price of $16.00 per share; and

•
The settlement by CommunityOne of $2.5 million aggregate principal amount of subordinated debt outstanding and held by SunTrust Bank (“SunTrust”) for cash in the amount equal to the sum of 35% of the principal amount thereof plus 100% of the unpaid and accrued interest thereon as of the closing date, and the repurchase by CommunityOne from SunTrust of the shares of nonvoting, nonconvertible, nonredeemable cumulative preferred stock of CommunityOne held by SunTrust and having an aggregate liquidation preference of $12.5 million for cash in an amount equal to the sum of 25% of the aggregate liquidation preference plus 100% of the unpaid and accrued dividends thereon as of the closing date.

•	A one-for-one hundred reverse stock split of our common stock effective as of the close of business on October 31, 2011 ("Reverse Stock Split").
During 2012, we raised additional capital through the issuance of 485,788 shares of common stock in an “At the Market” or ATM offering, at an average price of $15.01, for total proceeds of $7.3 million. Net proceeds from the offering of $6.7 million were contributed to CommunityOne. In addition, during July 2012, FNB sold a further 186 shares to holders of warrants issued in connection with the Merger, yielding net proceeds of approximately $3,000.
Employees
As of December 31, 2012, we had 628 full-time equivalent employees. We provide a variety of employment benefits, including a matching retirement/savings (“401(k)”) plan, group life, health and dental insurance, paid vacations and sick leave, and consider our relationships with our employees to be good.
Access to United States Securities and Exchange Commission Filings
FNB makes all of its reports filed electronically with the United States Securities and Exchange Commission (“SEC”), including its Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and the annual proxy statement, as well as amendments to those reports, available at no cost on our website at www.Community1.com. These filings are also accessible on the SEC’s website at www.sec.gov. You may read and copy any material FNB files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
We also will provide without charge a copy of our Annual Report on Form 10-K to any shareholder by mail. Requests should be sent to FNB United Corp., Attention: Secretary, 150 South Fayetteville Street, P.O. Box 1328, Asheboro, North Carolina 27204.
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
To the extent statutory or regulatory provisions are described, the description is qualified in its entirety by reference to the particular statute or regulation. Any change in applicable law or regulation or in the way those laws or regulations are interpreted by regulatory agencies or courts may have a material impact on our business, operations and earnings. Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in state legislatures and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact those changes might have on us is impossible to determine with any certainty.
FNB
FNB is a bank holding company, subject to regulation under the Bank Holding Company Act (“BHCA”), and the examination and reporting requirements of the Federal Reserve Board. Under the BHCA, a bank holding company, such as FNB, may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all the assets of any additional bank, or merge or consolidate with another bank holding company, without the Federal Reserve Board's prior approval. FNB may engage in the business of banking, managing or controlling banks or furnishing services to or performing services for its subsidiary banks, and in any activity that is considered to be so closely related to banking or managing or controlling banks, and as to be a proper incident thereto. As noted above, FNB owns FNB United Statutory Trust I, FNB United Statutory Trust II, and Catawba Valley Capital Trust II, which were formed to facilitate the issuance of trust preferred securities. We also own Granite Mortgage, Inc., which ceased mortgage operations in 2009 and filed for Chapter 11 bankruptcy on February 15, 2012.
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
FNB also agreed in the Written Agreement that it would not declare or pay any dividends without prior written approval of the FRBR and the Director of the Division of Banking Supervision and Regulation of the Federal Reserve Board, (“Director”). It further agreed that it would not take dividends or any other form of payment representing a reduction in capital from

CommunityOne without the FRBR's prior written approval. The Written Agreement also provides that neither FNB nor any of its nonbank subsidiaries will make any distributions of interest, principal or other amounts on subordinated debentures or trust preferred securities without the prior written approval of the FRBR and the Director. We received approval of the FRBR to pay the accrued and unpaid dividends of our trust preferred securities as part of the Recapitalization and we are again deferring the dividends on these securities.
The Written Agreement provides further that neither FNB nor any of its subsidiaries shall incur, increase or guarantee any debt without FRBR approval. In addition, FNB must obtain the prior approval of the FRBR for the repurchase or redemption of its shares of stock. As required by the Written Agreement, FNB submitted to the FRBR a written plan to maintain sufficient capital on a consolidated basis, and annual statements of its planned sources and uses of cash for operating expenses and other purposes. We also have reported to the FRBR on a quarterly basis regarding our progress in complying with the Written Agreement. The provisions of the Written Agreement will remain effective and enforceable until they are stayed, modified, terminated, or suspended in writing by the FRBR.
There are certain restrictions imposed on the ability of FNB and certain of its nonbank affiliates to borrow from, and engage in other transactions with, its bank subsidiaries, and on the ability of its bank subsidiaries to pay dividends to FNB. Under these provisions, transactions between FNB or any nonbank affiliate, and any bank subsidiary (such as CommunityOne or Granite) generally are limited to 10% of the bank subsidiary’s capital and surplus. All transactions with affiliates between a bank subsidiary and either FNB or any nonbank affiliate are limited to 20% of each bank subsidiary’s capital and surplus. Furthermore, loans and extensions of credit from a bank to any affiliate generally are required to be secured by eligible collateral in specified amounts. In addition, any transaction between a bank and any affiliate are required to be on arm’s length terms and conditions. The definition of affiliate was expanded, effective in July 2012, by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), and applies the affiliate transaction rules to securities lending, repurchase agreements and derivatives activities that either CommunityOne or Granite may have with an affiliate.
Banks
As a national banking association, the deposits of which are insured by the FDIC, CommunityOne is subject to regulation and examination primarily by the OCC. CommunityOne also is also regulated by the FDIC and the Federal Reserve Board. As a state chartered, FDIC-insured bank, Granite is subject to regulations and examination primarily by the FDIC and the North Carolina Commissioner of Banks ("NCCOB"). The OCC, FDIC and NCCOB impose various requirements and restrictions on the institutions they regulate, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged on loans, limitations on the types of investments that may be made and the types of services that may be offered, and requirements governing capital adequacy, liquidity, earnings, dividends, management practices and branching.
Safety and Soundness Considerations
The OCC has the authority to prohibit national banks from engaging in any activity that, in the OCC’s opinion, constitutes an unsafe or unsound practice in conducting their businesses. Under that authority, on July 22, 2010, pursuant to a Stipulation and Consent to the Issuance of a Consent Order (“CommunityOne Order”), CommunityOne consented and agreed to the issuance of the CommunityOne Order by the OCC. In the CommunityOne Order, CommunityOne and the OCC agreed as to areas of the bank’s operations that warrant improvement and a plan for making those improvements. The CommunityOne Order includes a capital directive, which requires CommunityOne to achieve and maintain minimum regulatory capital levels in excess of the statutory minimums to be well capitalized. The CommunityOne Order also requires the development of various programs and procedures to improve CommunityOne’s asset quality. Specifically, the CommunityOne Order requires CommunityOne:

•	to appoint and maintain a Compliance Committee of the Board to monitor and coordinate CommunityOne’s adherence to the CommunityOne Order.

•	to develop and submit to the OCC for review a written strategic plan covering at least a three-year period.

•	to achieve and thereafter maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total average assets.

•	to submit to the OCC a written capital plan for CommunityOne covering at least a three-year period.

•	to develop, implement and ensure CommunityOne’s compliance with written programs to improve the bank’s loan portfolio management and to reduce the high level of credit risk in the bank.

•	to adopt and ensure implementation and adherence to an enhanced written commercial real estate concentration management program consistent with OCC guidelines.

•	to obtain current and complete credit information on all loans and ensure proper collateral documentation is maintained on all loans.

•	to develop and implement an independent review and analysis process to ensure that appraisals conform to appraisal standards and regulations.

•	to implement and adhere to a written program for the maintenance of an adequate allowance for loan losses (“ALL”), providing for review of the allowance by the Board of Directors at least quarterly.

•
to implement and maintain a comprehensive liquidity risk management program, assessing on an ongoing basis CommunityOne’s current and projected funding needs and ensuring that sufficient funds or access to funds exists to meet those needs.

•	to develop and implement a written program to strengthen internal controls over accounting and financial reporting.
CommunityOne has submitted all plans requested by the OCC and is adhering to the policies, procedures and processes it has put in place under the CommunityOne Order to reduce classified assets and improve asset quality and to enhance bank operations that continue to warrant improvement, and continues to take affirmative steps to comply with the provisions of the CommunityOne Order. However, CommunityOne is not in compliance with the capital requirements contained in the CommunityOne Order. Any material failure of CommunityOne to comply with the CommunityOne Order could result in further enforcement action by the OCC.
The FDIC and the NCCOB have similar authority to prohibit state banks, such as Granite, from engaging in any activity that, in the FDIC's opinion, constitutes an unsafe or unsound practice in conducting their businesses. Pursuant to that authority, on August 17, 2009, Granite consented and agreed to the issuance of a Consent Order (“Granite Order”) by the FDIC and NCCOB. The Granite Order required Granite to achieve and maintain minimum regulatory capital levels in excess of the statutory minimums to be well-capitalized, and to develop and implement various programs and procedures to improve Granite's asset quality.
The Granite Order was terminated by the FDIC effective February 27, 2013. Nevertheless, Granite has continuing obligations to adhere to the regulatory requirements relating to, among other things, maintenance of capital in excess of regulatory minimums, continued reduction of classified assets, improvement of asset quality and enhancement of bank operations that continue to warrant improvement. Granite's capital exceeds the regulatory capital levels that were set forth in the Granite Order, which are in excess of the statutory minimums to be well-capitalized.
There are a number of additional obligations and restrictions imposed by law and policy on bank holding companies, such as FNB and its depository institution subsidiaries, that are designed to reduce potential loss exposure to depositors and to the FDIC insurance fund in the event that the depository institutions become in danger of default or in default. Under current federal law, for example, the federal banking agencies, including the OCC and the FDIC, possess broad powers to take prompt corrective action to resolve problems of insured depository institutions such as CommunityOne and Granite. The extent of these powers depends upon whether the institution is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. Under regulations issued by the federal banking agencies, a “well capitalized” institution must have a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0%, a leverage ratio of at least 5.0%, and must not be operating under an order, written agreement, capital directive or prompt corrective action directive. An “adequately capitalized” institution must have a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital of at least 4.0%, and a leverage ratio of at least 4.0%. An “undercapitalized” institution has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0%; a “significantly undercapitalized” institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; and a “critically undercapitalized” institution has a ratio of tangible equity to total assets that is equal to or less than 2.0. CommunityOne and Granite currently are designated as “adequately capitalized" because they are subject to the CommunityOne Order and the Granite Order, respectively, collectively the "Orders." These classifications are primarily for the purpose of applying the prompt corrective action provisions of federal law and are not intended to be and should not be interpreted as a representation of overall financial condition or prospects of either institution.
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
Capital
We are required under federal law to maintain certain capital levels at each of FNB, CommunityOne and Granite. The federal banking agencies have issued substantially similar risk-based and leverage capital requirements to banking organizations they supervise. Under these requirements, FNB and each of CommunityOne and Granite are required to maintain certain capital standards based on ratios of capital to assets and capital to risk-weighted assets. The requirements define an institution’s total qualifying capital as having two components: Tier 1 capital, which must be at least 50% of total qualifying capital and is mainly comprised of common equity, retained earnings and qualifying preferred stock, less certain intangibles; and Tier 2 capital, which may include the ALL up to a maximum of 1.2% of risk weighted assets, qualifying subordinated debt, qualifying preferred stock, hybrid capital instruments and up to 45% of net unrealized gains on available-for-sale equity securities. The requirements also define the weights assigned to assets and off balance sheet items to determine the risk weighted asset components of the risk-based capital rules.
Under the requirements, the minimum capital standards that must be met by any bank holding company or bank include a Tier 1 capital ratio of at least 4%, a total risk based capital ratio of at least 8% and a leverage capital ratio of at least 4% (except for those institutions with the highest regulatory ratings and not experiencing significant growth or expansion). Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institutions ability to manage those risks are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy. As noted, under the CommunityOne Order, Community One is required to maintain total risk-based capital of at least 12% of risk-weighted assets and leverage capital of at least 9% of adjusted total assets. Under the Granite Order, Granite was required to maintain total risk based capital of at least 12% of risk-weighted assets and leverage capital of at least 8% of adjusted total assets. While the Granite Order was terminated by the FDIC, effective February 27, 2013, Granite remains obligated to maintain capital in excess of regulatory capital minimums. Granite is in compliance with these requirements but CommunityOne currently is not in compliance with the capital provision of the CommunityOne Order.
The Dodd-Frank Act contained a number of restrictions designed to strengthen capital, including a requirement that the Federal Reserve establish minimum leverage and risk based capital that are at least as stringent as that currently in effect for banks. The Act also required that the Federal Reserve Board issue capital rules that are countercyclical so that the amount of capital required to be maintained by FNB would increase in times of economic expansion and decrease in times of economic contractions, consistent with the safety and soundness of FNB. In addition, the international oversight body of the Basel Committee on Banking Supervision reached agreement through what is known as Basel III to increase the minimum common equity capital requirement for banks from 2% to 4%, along with a capital conservation buffer of 2.5% to bring total common equity capital requirements to 7%. Pursuant to these various directives, the federal banking agencies issued notices of proposed rulemakings that would change the leverage and risk-based capital requirements (including the prompt corrective action framework). Under these proposed rulemakings, the definition of the regulatory capital components would materially change. Among the most important of these changes is that a new common equity Tier 1 risk based capital ratio would be added. In addition, net unrealized gains and losses on available for sale debt and equity securities would be included in common equity Tier 1 capital. Certain deductions from common equity would be expanded and others, including mortgage servicing assets and deferred tax assets subject to temporary timing differences, would be subject to threshold deductions. While existing limitations on tier 2 capital would be eliminated, the agencies would also require a capital conservation buffer of up to 2.5% above each of the capital ratio requirements (common equity tier 1, tier 1, and total risk-based capital) which must be met for a bank to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction. The rulemakings also propose changes in the risk-weighting of certain assets including 1 - 4 family residential mortgage loans, “high volatility” commercial real estate, past due assets, structured securities and equity holdings. The methodology for off balance sheet items such as commitments with an original maturity of less than or equal to one year that are not unconditional cancelable and mortgage loans sold with certain credit enhancing representations and warranties, are also revised. Given the number of comments received, the effective date of these proposals has been delayed and the final rules may be modified. The changes, if adopted as proposed, however, could have a material effect on FNB and its bank subsidiaries.
Dividend Restrictions
FNB is a legal entity separate and distinct from its banking and other subsidiaries and has in the past relied on dividends from CommunityOne as its primary source of liquidity. The CommunityOne Order and the Written Agreement each contain provisions that would prohibit CommunityOne and Granite from declaring or paying any dividends, or lending or otherwise supplying funds to FNB to meet FNB’s obligations.
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
In addition, the Federal Reserve Board has indicated that banking organizations should generally pay dividends to shareholders only if (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. FNB has not declared any dividends with respect to its common stock in 2012 and does not expect to declare any dividends during 2013.
FDIC Insurance
The deposits of CommunityOne and Granite are insured by the FDIC up to the limits set forth under applicable law, which currently are set at $250,000 for accounts under the same name and title. Thus, the banks are subject to deposit insurance premium assessments. The FDIC imposes a risk-based deposit premium assessment system. Under this system, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are assessed quarterly. The FDIC has published guidelines on the adjustment of assessment rates for certain institutions. In addition, insured depository institutions have been required to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.
The assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC is now calculated based on its average consolidated total assets less its average equity. In addition, under current law, the minimum designated reserve ratio of the deposit insurance fund, is required to increase from a minimum of 1.15% to 1.35% of the estimated amount of total insured deposits by September 30, 2020. The FDIC is required to offset the effect of the increased minimum reserve ratio for banks with assets of less than $10 billion.
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
Community Reinvestment and Consumer Protection Laws
In connection with their lending activities, CommunityOne and Granite are subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. These include, among other laws, the

Equal Credit Opportunity Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act, the Truth in Savings Act and the Community Reinvestment Act or CRA. In addition, rules developed by the federal banking agencies pursuant to federal law require institutions to disclose their privacy policies to consumers and in some circumstances to allow consumers to prevent the disclosure of certain personal information to affiliated entities and unaffiliated third parties. Administration of many of these consumer protection rules are now the responsibility of the Consumer Financial Protection Bureau (“CFPB”). The CFPB also has authority to define and prevent unfair, deceptive and abusive practices in the consumer financial area, and expanded data collecting powers for purposes of determining bank compliance with the fair lending laws. In each of these cases, because we have less than $10 billion in total assets, we are supervised in these areas by the OCC (in the case of CommunityOne) and the FDIC (in the case of Granite).
The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the institution, including low and moderate income neighborhoods. Furthermore, such assessment is required to be undertaken of any bank that has applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. In the case of a bank holding company, the Federal Reserve Board is required to assess the record of each subsidiary bank of any bank holding company that applies to acquire a bank or bank holding company in connection with the application. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “unsatisfactory.” CommunityOne and Granite each was rated "satisfactory” at each institution’s most recent CRA evaluation.
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
As part of the Recapitalization, the Anchor Investors required, as a condition to closing, that CommunityOne resolve a potential claim with the U.S. Attorney for the Western District of North Carolina and the U.S. Justice Department arising from a Grand Jury Subpoena received by CommunityOne from the U.S. Attorney dated August 11, 2010, relating to one of CommunityOne's customers who, at the time of the subpoena, was under indictment for, and was subsequently convicted of, securities fraud, wire fraud and money laundering relating to a suspected Ponzi scheme. CommunityOne had responded in full to the subpoena, which had requested comprehensive documentation related to CommunityOne's compliance with the Bank Secrecy Act and Anti-Money Laundering laws from January 1, 2005 onward. To resolve the potential claim, CommunityOne, the U.S. Attorney and the Justice Department agreed to enter into a deferred prosecution agreement or DPA to settle any potential claims. The DPA was signed on April 26, 2011 and it became effective on October 21, 2011 by approval of the U.S. District Court for the Western District of North Carolina. Under the terms of the DPA, the DPA will be in effect for 24 months from its effective date and requires CommunityOne to (1) implement the OCC's recommendations relating to the bank's BSA/AML compliance program, (2) pay on the closing date of the recapitalization $400,000 to the District Court for distribution to the victims of the fraud perpetrated by the customer, (3) submit to the U.S. Attorney and the Department of Justice periodic certifications of CommunityOne's BSA/AML compliance, and (4) strengthen CommunityOne's BSA/AML compliance program in order to support a finding within six months of the termination date of the DPA that no material deficiencies exist with respect to the Bank's BSA/AML program. CommunityOne has been in compliance with these conditions. It is not expected that there will be any other actions required by CommunityOne with respect to this matter other than those contained in the DPA or that continued compliance with the DPA will have a material adverse effect on FNB's operations.
Troubled Asset Relief Program under the Capital Purchase Program
On February 13, 2009, FNB entered into a Purchase Agreement with the U.S. Treasury (“Purchase Agreement”), as a participant in the U.S. Treasury Capital Purchase Program (“CPP”). As part of FNB's participation under the CPP, FNB issued to the U.S. Treasury 51,500 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation value per share of $1,000, for a total price of $51.5 million. The Preferred Stock paid cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. As part of its purchase of the Preferred Stock, the U.S. Treasury received a warrant (“Warrant”), to purchase 2,207,143 shares of FNB's common stock at an initial per share exercise price of $3.50. The Warrant provided for the adjustment of the exercise price and the number of shares of FNB's common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of FNB's common stock, and upon certain issuances of FNB's common stock at or below a specified price relative to the initial exercise price. The Treasury Department agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.
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
The TARP Exchange Agreement required FNB to continue to meet certain standards for executive compensation and corporate governance for as long as the U.S. Treasury owns FNB common stock. These standards include: (1) prohibitions on making golden parachute payments to senior executive officers and the next five most highly compensated employees during the time any obligation arising from financial assistance provided under the CPP remains outstanding, (2) prohibitions on paying or accruing bonuses or other incentive awards for certain senior executive officers and employees, except for awards of long-term restricted stock with a value equal to no greater than one-third of the subject employee's annual compensation that do not fully vest during the Restricted Period or unless such compensation is pursuant to a valid written employment contract prior to February 11, 2009, (3) requirements that CPP participants provide for the recovery of any bonus or incentive compensation paid to senior executive officers and the next 20 most highly-compensated employees based on statements of earnings, revenues, gains or other criteria later found to be materially inaccurate, with the U.S. Treasury having authority to negotiate for reimbursement, (4) a review by the U.S. Treasury of all bonuses and other compensation paid by CPP participants to senior executive employees and the next 20 most highly-compensated employees prior to the law's enactment to determine whether such payments were inconsistent with the purposes of the Act, (5) an evaluation by the compensation committee of the Board of Directors of any CPP participation semi-annually of employee compensation plans in light of an assessment of any risk posed from such compensation plan, and (6) maintaining policies regarding excessive or luxury expenditures, and regarding including non-binding shareholder “say-on-pay” proposals in proxy materials.
The Dodd-Frank Act
The Dodd-Frank Act is significantly changing the bank regulatory structure and will affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies including FNB. Some of the changes made by the Dodd-Frank Act have been described above. In addition to those summaries, among other things, the Dodd-Frank Act created a Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate larger financial firms.
Significant rules and regulations have been and continue to be issued by the various federal agencies pursuant to the requirements of the Dodd-Frank Act. Those rules that will affect our operations include:

•
rules enacted by the SEC pursuant to the Dodd-Frank Act, giving shareholders a non-binding vote on executive compensation and so called “golden parachute” payments, as well as the authority to allow shareholders to nominate their own candidates using a company’s proxy materials.

•	rules enacted by the federal banking agencies prohibiting excessive compensation paid to financial institution executives.

•
provisions authorizing national banks and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch, thus allowing banks to enter new markets more freely.

•
rules enacted by the Federal Reserve Board and enforced by the CFPB limiting interchange fees applicable to debit card transactions charged by banks with $10 billion or more in assets, which while not applicable to us, may have the practical effect of reducing the fees that we may be able to charge.

•	rules issued by the CFPB authority to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay.

•	provisions that will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage,” as that term has been defined by the CFPB.

•	provisions that have consolidated consumer complaints into the CFPB.

•
provisions that give the CFPB expanded data collection powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices

•	provisions expanding the deposit insurance assessment bank and increasing the scope of deposit insurance coverage.

•	provisions establishing minimum leverage and risk-based capital that are at least as stringent as those currently in effect.

Not all of the regulations under the Dodd-Frank Act have been finalized or if they have, not all of these regulations are in effect and thus we cannot predict the ultimate impact of these regulations on FNB or its business, financial condition or results of operations. However, these regulations are expected to increase our operating and compliance costs.
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
Competition
CommunityOne and Granite compete with other local, regional and national financial service providers, including other bank and financial holding companies, commercial banks, savings institutions, credit unions, finance companies and brokerage and insurance firms. Some of CommunityOne and Granite’s competitors are not subject to the same level of regulation and oversight that is required of banks, and thus are able to operate under lower cost structures. The financial services industry is likely to become more competitive as technological advances enable companies to provide financial services in a more efficient and convenient basis, and as the CFPB rolls out its regulation and supervision of nonbank providers of financial services, such as mortgage companies and finance companies.
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
An investment in our common stock is subject to risks inherent in our business. The following discussion highlights the risks that management believes are material for our company, but do not necessarily include all the risks that we may face.
Existing capital may not be sufficient to satisfy our capital needs in the future or to satisfy changing regulatory requirements, and we may need to raise additional capital.
The proceeds from the Recapitalization in October 2011 and the ATM Offering completed in June 2012 strengthened the capital base of FNB, CommunityOne and Granite. Nevertheless, the expenses and losses incurred from resolving our classified assets have resulted in our capital levels declining. In addition, economic conditions continue to be challenging in the markets in which we operate. If additional reserves and expense are required over what we have anticipated to complete the credit cleanup or if economic conditions worsen or fail to improve in a timely manner, particularly in the residential and commercial real estate markets in which we operate, we may need to raise additional capital. Factors affecting whether additional capital would be required include, among others, additional provisions for loan and lease losses and loan charge-offs, additional write-downs in the carrying value of our other real estate owned (“OREO”), changing requirements of regulators and other risks discussed in this “Risk Factors” section. In addition, CommunityOne is currently not in compliance with the capital requirement of the CommunityOne Order and may be required by the regulators to raise additional capital. If we have to raise additional capital, there can be no assurance that we would be able to do so in the amounts required and in a timely manner, or at all. Furthermore, any additional capital raised may be significantly dilutive to existing shareholders and may result in the issuance of securities that have rights, preferences and privileges that are senior to our common stock.
We have incurred significant losses and no assurance can be given that we will be profitable.
We have incurred significant losses over the past few years, including net losses to common shareholders of $40.0 million in 2012, $92.7 million for the year ended December 31, 2011, $135.1 million for the year ended December 31, 2010, and $104.6 million for the year ended December 31, 2009. Nearly all of these losses are due to credit costs, including a significant provision for loan losses and significant write-downs in the carrying value of our OREO. Although we have taken numerous and material steps to reduce our credit exposure, at December 31, 2012, we still had $142.6 million in nonperforming assets, including nonaccrual loans and OREO, and it is possible that we will continue to incur elevated credit costs over the near term, which would adversely affect our overall financial performance and results of operations. No assurance can be given that we will return to profitability in the near term or at all.
We may not be able to effectively work out our nonperforming assets, which may adversely affect our results of operations and financial condition.
During 2012, CommunityOne and Granite sought to reduce problem assets through workouts, restructurings, foreclosures and sales. When we receive a signed contract for the sale of a loan or OREO asset, the asset is marked down to the contract price less associated selling costs. Such marking down to market may ultimately result in a loss to CommunityOne or Granite, as the case may be. Any decrease in the value of the underlying collateral securing bank loans, adverse change in borrowers' performance or financial condition, or a decrease in the value of OREO, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. There can be no assurance that we will not experience further increases in nonperforming assets in the future, or that the workout of our current nonperforming assets will not result in further losses in the future. A further downturn in the market areas we serve could increase our credit risk associated with our loan portfolio, as it could have a material adverse effect on both the ability of borrowers to repay loans as well as the value of the real property or other property held as collateral for such loans, or in OREO. Additionally, if we are unable to improve our credit and lending process to minimize our nonperforming loans and reduce credit risk through improved loan approval and monitoring procedures, our business and results of operations could be adversely affected.
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
CommunityOne has been subject to the CommunityOne Order by the OCC dated July 22, 2010, which requires it to improve its capital position, asset quality, and management oversight, among other matters. CommunityOne also is required to achieve and maintain Tier 1 capital at least equal to 9% of adjusted total assets and total capital at least equal to 12% of risk-weighted assets. In addition, the CommunityOne Order requires CommunityOne to, among other things, revise and implement various policies and procedures, including those associated with concentration management, the ALL, liquidity management, criticized assets, loan review and credit. Granite had been subject to the Granite Order by the FDIC and the NCCOB, dated August 17, 2009, which required Granite, among other things, to meet and maintain Tier 1 capital ratio of 8% of total assets and a total risked based capital ratio of 12% of total risk-weighted assets, and to improve its asset quality, liquidity, board and management oversight. The Granite Order was terminated by the FDIC, effective February 27, 2013, but Granite has continuing obligations to adhere to regulatory requirements relating to, among other things, maintenance of capital, continued reduction of classified assets, improvement of asset quality, and enhancement of bank operations that continue to warrant improvement.
In addition, FNB is subject to a Written Agreement with the FRBR, dated October 21, 2010. Among other matters, the Written Agreement provides that unless we receive the consent of the FRBR, we cannot: (i) pay dividends; (ii) receive dividends or payments representing a reduction in capital from CommunityOne; (iii) make any payments on subordinated debentures or trust preferred securities; (iv) incur, increase or guarantee any debt; or (v) purchase or redeem any shares of our stock. The Written Agreement requires that the Board of Directors fully utilize our financial and managerial resources to ensure that CommunityOne complies with the Community One Order, and to submit to the FRBR an acceptable capital plan and annual cash flow projections. The Written Agreement has been interpreted to also impose the same obligations on FNB with respect to Granite.
Although completion of the Merger and the Recapitalization on October 21, 2011 resulted in us being able to increase the banks' capital initially to comply with the minimum capital requirements set forth in their respective Orders, and although Granite's capital exceeds the minimum capital requirements under which it is obligated, CommunityOne currently is not in compliance with the leverage capital or total risk-based capital requirement contained in the CommunityOne Order. The CommunityOne Order and the Written Agreement will remain in effect until they are terminated by the OCC or FRBR, respectively. Any material failure to comply with the provisions of the CommunityOne Order or the Written Agreement could result in further enforcement actions.
Our deposit insurance premiums have decreased but may increase in the future, which could have a material adverse impact on our future earnings.
The FDIC insures the deposits of CommunityOne and Granite to the maximum extent provided by law. The FDIC charges CommunityOne and Granite premiums to maintain that insurance at specified levels. The assessments imposed by the FDIC for deposit insurance at CommunityOne and Granite have recently decreased, but they may increase in the future. The Dodd- Frank Act increased the minimum target deposit insurance ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits, which must be met by September 30, 2020. The FDIC has issued regulations to implement these provisions and has established a higher reserve ratio of 2% as a long term goal beyond what is required by statute. The FDIC may increase the assessment rates or impose a special assessment in the future to keep the deposit insurance fund at the statutory target level. Any increase in FDIC insurance assessment would reduce our earnings.
The implementation of the Dodd-Frank Act and new capital requirements under Basel III may result in lower revenues and higher costs.
The Dodd-Frank Act has included, among other things, the establishment of strengthened capital and prudential standards for banks and bank holding companies; the imposition of limits on interchange fees on debit card transactions; enhanced regulation of financial markets, including derivatives and securitization markets; the elimination of certain trading activities from banks; a permanent increase of the FDIC deposit insurance to $250,000; the elimination of the prohibition on paying interest on demand deposits; the creation of a Financial Stability Oversight Council to identify emerging systemic risks and improve interagency cooperation; and the creation of the CFPB, which is now promulgating and enforcing consumer protection regulations relating to consumer financial products and services. Certain aspects of the new law, including, without limitation, the additional cost of higher deposit insurance, higher capital requirements, and the costs of compliance with disclosure and reporting requirements that have been issued by the CFPB, will have a significant impact on our business, and may affect our financial condition and results of operations.
In addition, the Dodd-Frank Act contained a number of restrictions designed to strengthen capital, including a requirement that the Federal Reserve establish minimum leverage and risk based capital that are at least as stringent as that currently in effect for banks. The Act also required the Federal Reserve Board to issue capital rules that are countercyclical so that the amount of capital required to be maintained would increase in times of economic expansion and decrease in times of economic contractions. In addition, the international oversight body of the Basel Committee on Banking Supervision reached agreement through what is known as Basel III to increase the minimum common equity capital requirement for banks from 2% to 4%, along with a capital conservation buffer of 2.5% to bring total common equity capital requirements to 7%. Pursuant to these various directives, the federal banking agencies have issued notices of proposed rulemakings that would change the leverage and risk-based capital requirements (including the prompt corrective action framework). Under these proposed rulemakings, the definition of the regulatory capital components would materially change, include the type of capital that must be held, the amount of such capital , the risk weightings of certain assets against which capital must be held, and the methodology for certain off balance sheet items. While these rules have not been finalized, if they are adopted as proposed, they could have a material effect on FNB, CommunityOne and Granite.
Changes in laws and regulations and the regulatory environment could have a material adverse effect on FNB, CommunityOne and Granite.
We are extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole. In addition, we are subject to changes in federal and state laws and regulations, and governmental economic and monetary policies. We cannot predict whether any of these changes may adversely and materially affect us. The current regulatory environment for financial institutions, particularly since the enactment of the Dodd-Frank Act, entails significant potential increases in compliance requirements and associated costs, including those related to consumer credit, with a focus on mortgage lending.
Federal and state banking regulators also possess broad powers to take supervisory actions as they deem appropriate. These actions may result in higher capital requirements, higher insurance premiums and limitations on our activities that could have a material adverse effect on our business and profitability.
The loss of any member of the new senior management may adversely affect us.
Upon the completion of the Recapitalization, we appointed new executive management. We have assembled a senior management team that has substantial background and experience in banking and financial services in the markets we serve. We rely heavily on the experience and expertise of our new senior management to resolve problems and deploy new capital to achieve sustainable profitability and satisfactory capital levels. Effective December 31, 2012, one of the members of that senior management team, Dave Lavoie, retired and has been replaced by Neil Machovec, an experienced credit risk officer. However, loss of other key personnel could negatively impact our earnings because of their skills, customer relationships and/or the potential difficulty of promptly replacing them.
We may have difficulties completing the integration of Granite's operations into our operations or may fail to realize the anticipated benefits of the Merger.

During the third quarter of 2012, we successfully migrated Granite's core systems and processes onto the CommunityOne platform and infrastructure. As part of this migration we replaced end of life equipment, consolidated core loan, deposit and general ledger processing onto a common infrastructure, and implemented enhanced information security processes and procedures. During the fourth quarter, we conformed the general ledger of Granite with that of CommunityOne and began the implementation of a streamlined product set for the combined banks, which was completed at CommunityOne in February 2013. Further integration of Granite's operations into CommunityOne's, whether through the merger of Granite into CommunityOne or through other methods, depends primarily on our ability to consolidate Granite's operations, systems and procedures into ours and to eliminate redundancies and costs. This process is complex, costly and time-consuming and requires significant attention from senior management, potentially diverting attention from other important aspects of our business plan. We may not be able to complete this integration of the operations without encountering difficulties including, without limitation:

•	the loss of key employees and customers;

•	possible inconsistencies in standards, control procedures and policies; and

•	unexpected problems with costs, operations, personnel, technology or credit.
We have filed an application to merge Granite into CommunityOne. Subject to regulatory approval, we expect to complete the bank merger in the second quarter of 2013. However, the bank merger may not be approved, or further integration may be delayed or not undertaken due to bank regulatory agency concerns. Failure to successfully integrate the operations of Granite could harm our business, results of operations and cash flows.
We face significant operational risk.
We are exposed to many types of operational risk, including traditional operational risk, strategic risk, reputational risk, and legal and compliance risk. Operational risk includes the risk of fraud or theft by employees or persons outside FNB, unauthorized transactions by employees or operational errors, including clerical or recordkeeping errors or those resulting from faulty or disabled computer or telecommunications systems, and breaches of the internal control system and compliance requirements. Negative public opinion can result from our actual or alleged conduct in a variety of areas, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and retain customers and can expose it to litigation and regulatory action. Operational risk also includes potential legal actions that could arise from an operational deficiency or as a result of noncompliance with applicable regulatory standards.
Because the nature of the banking business involves a high volume of transactions, certain errors may be repeated or compounded before they are found and corrected. Our reliance upon automated systems to record and process transactions may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (e.g., computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their employees as is FNB) and to the risk that our or our vendor’s business continuity and data security systems prove to be inadequate.
We face systems failure risks as well as security risks, including “hacking” and “identity theft.”
The computer systems and network infrastructure used by us and others could be vulnerable to unforeseen problems. These problems may arise in our internal systems or the systems of our third-party vendors or both. Our operations are dependent upon our ability to protect computer equipment against damage from fire, power loss, telecommunications failure or security breaches of our information systems. We cannot be certain that all of our systems are free from vulnerability to attack, despite safeguards we have instituted to protect our systems. Any damage or failure or security intrusion that may cause an interruption in our operations, make us susceptible to hacking or identity theft, and could adversely affect our business and financial results, damage our reputation, cause loss of business, additional regulatory scrutiny or exposure to litigation and possible financial liability. We have purchased insurance against such losses, but any liability could exceed the amount of insurance coverage we have.
We rely on other companies to provide key components of our business infrastructure.
Third party vendors provide key components of FNB’s business infrastructure including our core operating system, internet connections and network access. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those which result from their failure to provide services for any reason or their poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third party vendors could also entail significant delay and expense.
We may be subject to litigation from time to time, which could involve the expenditure of substantial resources and time to defend.
From time to time, customers and others may take legal action against us pertaining to the performance of our responsibilities. Customer defaults have also resulted in an increase in litigation. Whether or not any claims made are founded, if such claims are not resolved in a manner favorable to us, they may result in significant expense, attention from management and possibly financial liability, as well as cause damage to our reputation, all of which could have a negative effect on our business.
Our business could suffer if we fail to attract and retain skilled people.
Our success depends, in large part, on our ability to attract and retain competent, experienced people. As a result of the TARP Exchange Agreement, until such time as the U.S. Treasury is no longer a holder of our common stock, we are required under applicable federal law to meet certain standards for executive compensation. Furthermore, our financial condition and results of operations caused our Board of Directors to freeze salaries in 2008 and while we have increased certain salaries in 2012, we remain subject to regulatory restrictions on our ability to make certain payments to employees. The imposition of these compensation limits, in addition to other competitive pressures, may have an adverse effect on our ability to attract and retain skilled personnel, resulting in our not being able to hire or retain the best people. The loss of key personnel could have an adverse effect on our future results of operations.
Our efforts to reduce noninterest expenses may not be achievable or if they are, may increase operational risk.

In order to return our company to profitability in the second half of 2013, we have, among other things, initiated a program to reduce noninterest expenses. Part of the noninterest expense reduction is expected to occur as a result of the bank merger and associated branch and operational consolidation. However, we also have underway a program to reduce other noninterest expense primarily through vendor management activities. These efforts to reduce noninterest expenses may not be achievable through this program. Alternatively, these noninterest expense reductions may increase our operational risk.
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
Since 2009, the North Carolina economic environment has been adverse for many households and businesses. Any worsening of these conditions could further adversely affect the credit quality of our loans, the value of collateral securing loans to borrowers, the value of our investment securities and our overall results of operations and financial condition.

Changes in interest rates may have an adverse effect on our profitability.
Our earnings and financial condition depend to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of the margin between interest rates earned on loans and investments and the interest rates paid on deposits and borrowings could adversely affect our earnings and financial condition. We can neither predict with certainty nor control changes in interest rates. These changes can occur at any time and are affected by many factors, including national, regional and local economic conditions, competitive pressures and monetary policies of the Federal Reserve. In addition, our customers often have the ability to prepay loans or redeem deposits with either no penalties or penalties that are insufficient to compensate us for the lost income. If customers prepay loans at a higher rate, we may not be able to recover the lost revenues, which may affect our results of operations. We have ongoing policies and procedures designed to manage the risks associated with changes in market interest rates, including the prepayment risks. Notwithstanding these policies and procedures, changes in interest rates may have an adverse effect on our financial results.
Weaknesses in the markets for residential or commercial real estate could reduce our net income and profitability.
Real estate lending (including commercial, construction and development and residential lending) is a large portion of CommunityOne's and Granite's combined loan portfolio. These categories constitute $1.05 billion, or approximately 89.5%, of the banks' total loan portfolio as of December 31, 2012. These categories are generally affected by changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. The real estate markets in the communities we operate have experienced difficulties beginning in 2009 which have adversely affected our net income. Further downturns in the real estate markets in which we originate, purchase and service mortgage and other loans could further hurt our business and future earnings because these loans are secured by real estate.
Our mortgage business is sensitive to changes in economic conditions, increased interest rates, and a slowdown in the housing market, any of which could impact adversely our results of operations.
Mortgage originations and purchases are a significant portion of our consolidated business and maintaining or increasing our revenue in this segment is dependent upon our ability to originate loans. The majority of our originations during 2012 were refinances of previously originated loans, with only about 20% of our production from purchase money mortgages. In addition, loans purchased as part of pools of mortgages during 2012 were susceptible to early payoff because of the low interest rate environment. Loan production levels are sensitive to changes in interest rates as well as economic conditions and increased underwriting standards, and have previously suffered from increases in interest rates or slowdown in the housing market. Any sustained period of decreased origination activity caused by further housing price pressure, underwriting restrictions or increases in interest rates would adversely affect our mortgage originations, and consequently, our overall net income.
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
The commercial banking industry within our market area is extremely competitive. We also compete with other providers of financial services, such as savings associations and savings banks, credit unions, insurance companies, consumer finance companies, brokerage firms, the mutual funds industry and commercial finance and leasing companies, some of which are subject to less extensive regulation than us with respect to the products and services they provide. Our larger competitors include large interstate financial holding companies that are among the largest in the nation and are headquartered in North Carolina. These companies have a significant presence in our market area, have greater resources than we do and may offer products and services that we do not offer. These institutions also may be able to offer the same products and services at more competitive rates and prices.

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
The holders of FNB common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available for the payment of dividends. The ability of FNB to pay dividends to its shareholders has been dependent upon the amount of dividends CommunityOne may pay to FNB. Statutory and regulatory limitations are imposed on the payment of dividends by CommunityOne and Granite to FNB, as well as by FNB to its shareholders. Specifically, under the terms of the CommunityOne Order with the OCC, CommunityOne is generally prohibited from paying any dividends or making any capital distributions. In addition, under applicable law, CommunityOne must obtain the prior approval of the OCC to pay dividends if the total of all dividends declared by the Bank in any calendar year will exceed the sum of its net income for that year and its retained net income for the preceding two calendar years, less certain transfers. Regulatory restrictions also prohibit Granite from paying dividends. In addition, under North Carolina law, a state bank may not pay dividends unless its capital surplus is at least 50% of its paid-in capital. The Written Agreement between FNB and the FRBR prohibits FNB from declaring or paying any dividends without the prior written approval of the FRBR and the Directors. The Written Agreement further prohibits FNB from taking any dividends or any other form of payment representing a reduction in capital from either bank without the prior written approval of the FRBR.
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
We issued a large number of shares of our common stock to the Investors in the Recapitalization, to the stockholders of Granite in the Merger and to the Treasury in the TARP Exchange. We have an effective registration statement that allows the U.S. Treasury and certain of the Investors listed in that registration statement to sell their shares of our common stock. Carlyle and Oak Hill Capital have certain registration rights with respect to the shares of our common stock held by them. The registration rights for Carlyle and Oak Hill Capital will allow them to sell their shares of our common stock without compliance with the volume and manner of sale limitations under Rule 144 promulgated under the Securities Act. The market value of our common stock could decline as a result of sales by the Investors from time to time of a substantial amount of the shares of our common stock held by them.
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
We do not believe that the Recapitalization caused an “ownership change” at FNB within the meaning of Section 382. However, to reduce the likelihood that future transactions in shares of our common stock will result in an ownership change, on April 15, 2011, we adopted a Tax Benefits Preservation Plan, which provides an economic disincentive for any person or group to become an owner, for relevant tax purposes, of 4.99% or more of our common stock. Specifically, under the Tax Benefits Preservation Plan, a dividend of one preferred share purchase right or Right in respect of each share of common stock of FNB outstanding at the close of business on April 25, 2011, referred to as Record Date, was declared, and to become outstanding between the Record Date and the earliest of the Distribution Date, the Redemption Date and the Final Expiration Date (as defined in the Plan). Each Right represents the right to purchase, upon the terms and subject to the conditions in the Plan, 1/100th of a share of Junior Participating Preferred Stock, Series B, par value $10.00 per share, for $0.64, subject to adjustment in the event of a stock split or dividends relating to the Preferred Stock. While these Rights are designed to reduce the likelihood that we will experience an ownership change, we cannot ensure that our ability to use our NOLs to offset income will not become limited in the future. As a result, we could pay taxes earlier and in larger amounts than would be the case if our NOLs were available to reduce our federal income taxes without restriction.
Certain provisions of our articles of incorporation, bylaws and the Tax Benefits Preservation Plan may discourage takeovers.
Our articles of incorporation and bylaws contain certain anti-takeover provisions that may discourage or may make more difficult or expensive a tender offer, change in control or takeover attempt that is opposed by our Board of Directors. In particular, currently our articles of incorporation and bylaws:

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

In addition, in order to reduce the likelihood that transactions in shares of our common stock will result in an ownership change that may reduce our ability to use our NOLs, we adopted a Tax Benefits Preservation Plan, which provides an economic disincentive for any one person or group to acquire more than 4.99% of our common stock and for any existing 4.99% shareholder to acquire more than a specific amount of additional shares.
If the value we have recorded in connection with our acquisition of Granite becomes impaired, it could have a negative impact on our profitability.
As required by applicable accounting standards, we have used the purchase method of accounting to account for our acquisition of Granite. Under purchase accounting, the fair value of the acquired company's net assets is determined, in part based on the expected cash flows to be generated from those assets, and the difference between that value and the purchase price is recorded as goodwill. Periodic recalculation of those cash flows is required to determine if the value assigned to the asset pools remains valid. Deterioration in the expected cash flows, whether due to changes in projected cash flow or defaults, may result in a change in the value of the asset pools. To the extent that such re-evaluations results in an impairment, such impairment must be taken in the period in which the decline in value occurs. Any such impairment will have a direct adverse impact on our earnings and results of operations.
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
Negative public opinion could damage our reputation and adversely impact our operations.
FNB, CommunityOne and Granite have been vulnerable to reputational risk, which is considered any risk to our business based on negative public opinion, because of its financial losses over the past three years. We have been working to repair our reputation in the communities we serve since the Recapitalization through resuming lending, re-introducing our products and services through a new brand, hiring experienced personnel, and enhancing our customer disclosures. We also are expending significant resources to comply with regulatory requirements. Failure to comply with such requirements or to restore our reputations could adversely affect our ability to retain and attract new customers which in turn could impact adversely our earnings and liquidity.

Item 1B.	UNRESOLVED STAFF COMMENTS
There were no unresolved comments received from the SEC regarding FNB’s periodic or current reports within the 180 days prior to December 31, 2012.

Item 2.	PROPERTIES
The principal executive and administrative offices of FNB are located in an office building at 150 South Fayetteville Street, Asheboro, North Carolina. We also maintain administrative offices in Charlotte and in Greensboro, North Carolina. CommunityOne has three other facilities in Asheboro, and Granite has two facilities in Granite Falls and Hickory, North Carolina containing administrative and operational functions.
CommunityOne operates 44 branches in Archdale, Asheboro (three branches), Belmont, Biscoe, Boone, Burlington, China Grove, Cornelius, Dallas, Ellerbe, Gastonia, Graham, Greensboro (two branches), Hickory (three branches), Hillsborough, Jamestown, Kannapolis, Laurinburg, Millers Creek, Mooresville, Mt. Holly, Newton, Pinehurst, Ramseur, Randleman, Rockingham (two branches), Salisbury (two branches), Seagrove, Siler City, Southern Pines, Stanley, Statesville, Taylorsville, Trinity, West Jefferson, and Wilkesboro (two branches), North Carolina. Granite operates 17 branches in Boone, Charlotte (two branches), Cornelius, Granite Falls, Hickory (four branches), Hudson, Lenoir (two branches), Matthews, Morganton, Newton, Statesville, and Wilkesboro.
In total, 46 of our branches are owned and 15 are leased facilities, with four branches situated on land that is leased. Of our administrative and operational facilities, six of the facilities are owned and two are leased.

Item 3.	LEGAL PROCEEDINGS
On March 6, 2012, Howe Barnes Hoefer & Arnett, Inc. ("Howe Barnes") an affiliate of Raymond James Financial, Inc., filed a complaint in Wake County Superior Court in North Carolina seeking monetary damages against FNB and CommunityOne.  The complaint alleged, among other things, breach of an agreement among FNB, CommunityOne, Howe Barnes and Sandler O'Neill & Partners, L.P., reformation of such agreement due to mutual mistake, and breach of a financial advisory agreement between FNB and Howe Barnes.  The parties agreed to a settlement of the matter on December 7, 2012 and the legal proceedings have been stayed pending final execution of the settlement documents and receipt of regulatory non-objection. The settlement had no material impact to FNB.
In addition, from time to time, we are subject to various claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against us incident to the operation of our business.  Other than as described above, in management's opinion, there are no proceedings pending to which we are a party or to which our property is subject, which, if determined adversely to us, would be material in relation to our shareholder's equity or financial condition.  In addition, no material proceedings are pending or are known to be threatened or contemplated against us by governmental authorities or other parties.

Item 4.	MINE SAFETY DISCLOSURES
Not Applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Prices and Dividend Policies
FNB’s common stock is traded on The Nasdaq Capital Market under the symbol “FNBN.”
The range of sale prices for the years 2012 and 2011 is set forth in the table below and is based upon information obtained from Nasdaq. As of the close of business on March 1, 2013, there were approximately 4,200 registered shareholders according to the records maintained by our transfer agent.
FNB is restricted from paying dividends on stock as described in item 1, Regulation and Supervision-Dividend Restrictions of this Annual Report on Form 10-K.

Calendar Period	High	Low	Dividends Declared
Quarter ended March 31, 2011	$83.00	$20.00	$—
Quarter ended June 30, 2011	75.00	24.00	—
Quarter ended September 30, 2011	56.00	26.00	—
Quarter ended December 31, 2011	43.00	10.98	—
Quarter ended March 31, 2012	$21.51	$11.50	$—
Quarter ended June 30, 2012	29.60	11.17	—
Quarter ended September 30, 2012	12.99	11.00	—
Quarter ended December 31, 2012	12.50	10.50	—
The share amounts and purchase prices above reflect adjustment for the one-for-one hundred reverse stock split effected by FNB on October 31, 2011 (the "Reverse Stock Split").
FIVE-YEAR STOCK PERFORMANCE TABLE
Performance Graph
The following graph and table compares the cumulative total shareholder return of FNB common stock for the five-year period ended December 31, 2012 with the SNL Southeast Bank Index and the Russell 3000 Stock Index, assuming an investment of $100 at the beginning of the period and the reinvestment of dividends.

Total Return Performance

140
120
100
80
60
40
20
0
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending
FNB United Corp.
SNL Southeast Bank
Russell 3000

FNB United Corp.

	Period Ending
Index	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
FNB United Corp.	100.00	27.61	11.65	2.91	1.15	1.04
SNL Southeast Bank	100.00	40.48	40.65	39.47	23.09	38.36
Russell 3000	100.00	62.69	80.46	94.08	95.05	110.65

Item 6.	SELECTED FINANCIAL DATA
The tables below set forth selected consolidated financial data as of the dates or for the periods indicated. This data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Consolidated Financial Statements and Notes in Item 8 of this Report.

(dollars in thousands, except per share data)	As of and for the Year Ended December 31,
	2012	2011	2010	2009	2008
Income Statement Data
Net interest income	$61,280	$39,555	$51,650	$60,535	$59,568
Provision for loan losses	14,049	67,362	132,755	61,509	27,759
Noninterest income	21,958	21,970	27,622	13,442	19,039
Noninterest expense	110,206	125,040	75,679	111,615	112,212
Loss before goodwill impairment charges - from continuing operations	(39,978)	(131,518)	(130,421)	(50,166)	(2,137)
Loss from continuing operations, net of taxes	(39,978)	(131,518)	(130,421)	(102,561)	(58,137)
Loss from discontinued operations, net of taxes	(27)	(5,796)	(1,406)	865	(1,672)
Net loss	(40,005)	(137,314)	(131,827)	(101,696)	(59,809)
Preferred stock gain on retirement, net of accretion, and dividends	—	44,592	(3,294)	(2,871)	—
Net loss to common shareholders’	(40,005)	(92,722)	(135,121)	(104,567)	(59,809)
Period End Balances
Assets	$2,151,565	$2,409,108	$1,902,369	$2,101,296	$2,044,434
Loans held for sale (1)	6,974	4,529	—	4,567	5,695
Loans held for investment (2)	1,177,035	1,217,535	1,303,975	1,563,021	1,585,195
Allowance for loan losses (1)	29,314	39,360	93,687	49,229	34,720
Goodwill (1)	4,205	3,905	—	—	52,395
Deposits	1,906,988	2,129,111	1,696,390	1,722,128	1,514,747
Borrowings	123,705	123,910	218,315	261,459	365,757
Shareholders’ equity/(deficit)	98,445	129,015	(28,837)	98,359	147,917
Average Balances
Assets	$2,291,541	$1,911,943	$2,036,603	$2,158,123	$2,040,204
Loans held for sale (1)	5,312	12,849	2,731	8,347	5,622
Loans held for investment (2)	1,240,550	1,132,125	1,494,959	1,583,213	1,555,113
Allowance for loan losses (1)	36,738	66,285	62,670	31,927	20,493
Goodwill (1)	4,130	574	—	39,045	108,241
Deposits	2,027,425	1,725,512	1,725,019	1,639,830	1,483,749
Borrowings	124,914	190,864	226,660	334,332	322,643
Shareholders’ equity (deficit)	114,684	(22,809)	68,190	172,217	215,571
Per Common Share Data
Net loss per share before goodwill impairment charges from continuing operations - basic and diluted	$(1.87)	$(20.71)	$(1,170.47)	$(464.55)	$(18.73)
Net loss per share from continuing operations - basic and diluted	(1.87)	(20.71)	(1,170.47)	(923.47)	(509.63)
Net loss per common share from discontinued operations - basic and diluted	—	(1.38)	(12.31)	7.58	(14.66)
Net loss per common share - basic and diluted	(1.87)	(22.09)	(1,182.78)	(915.89)	(524.29)
Cash dividends declared	—	—	—	5.00	45.00
Book value (3)	4.56	6.11	(714.72)	404.95	1,294.34
Tangible book value (3)	4.02	5.54	(751.24)	361.46	785.44
Performance Ratios
Return on average assets before goodwill impairment charges	(1.75)%	(6.88)%	(6.40)%	(2.32)%	(0.10)%
Return on average assets	(1.75)	(6.88)	(6.40)	(4.75)	(2.85)
Return on average tangible assets (3)	(1.75)	(6.92)	(6.42)	(4.85)	(3.02)
Core noninterest expense as a percentage of average assets (3)	3.31	3.44	2.76	2.55	2.92
Return on average equity (4)	(34.88)	N/M	(191.26)	(59.55)	(26.97)
Return on average tangible shareholders’ equity (3)	(38.85)	N/M	(205.09)	(80.26)	(58.11)
Net interest margin (tax equivalent)	2.95	2.29	2.81	3.12	3.40
Dividend payout on common shares	N/M	N/M	N/M	N/M	(0.09)
Asset Quality Ratios
Allowance for loan losses to period end loans held for investment (1)	2.49%	3.23%	7.18%	3.15%	2.19%
Nonperforming loans to period end allowance for loan losses (1)	271.10	269.24	352.12	354.29	276.57
Net charge-offs (annualized) to average loans held for investment	1.94	10.75	5.92	2.97	0.67
Nonperforming assets to period end loans held for investment and foreclosed property (5)	11.50	16.29	28.70	13.12	6.45
Capital and Liquidity Ratios
Average equity to average assets	5.00%	(1.19)%	3.35%	7.98%	10.57%
Total risk-based capital	12.34	13.81	(2.56)	10.29	10.39
Tier 1 risk-based capital	9.26	11.71	(2.56)	6.86	6.94
Leverage capital	5.45	6.70	(1.86)	5.68	6.11
Average loans to average deposits	61.45	65.61	86.66	96.55	104.81
Average loans to average deposits and borrowings	57.88	59.08	76.60	80.20	86.09

(1)	Excludes discontinued operations.

(2)	Loans held for investment, net of unearned income, before allowance for loan losses.

(3)	Refer to the “Non-GAAP Measures” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(4)	Net loss to common shareholders, which excludes preferred stock dividends, divided by average realized common equity which excludes accumulated other comprehensive loss.

(5)	Nonperforming loans and nonperforming assets include loans past due 90 days or more that are still accruing interest.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Forward-looking statements contained in this Report on Form 10-K are based on current expectations, estimates and projections about FNB’s business, management’s beliefs and assumptions made by management. These statements are not guarantees of FNB’s future performance and involve certain risks, uncertainties and assumptions (called Future Factors), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. Future factors include, without limitation:

•	financial resources in the amount, at the times and on the terms required to support our future business;

•	changes in interest rates, spreads on earning assets and interest-bearing liabilities, the shape of the yield curve and interest rate sensitivity;

•	a prolonged period of low interest rates;

•	continued and increased credit losses and material changes in the quality of our loan portfolio;

•	continued decline in the value of our OREO;

•	increased competitive pressures in the banking industry or in FNB's markets;

•	less favorable general economic conditions, either nationally or regionally; resulting in, among other things, a reduced demand for credit or other services;

•	a slowdown in the housing markets, or an increase in interest rates, either of which may reduce demand for mortgages;

•	changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	the outcome of legislation and regulation affecting the financial services industry, including FNB, including the effects resulting from the implementation of the Dodd-Frank Act;

•	our inability to obtain regulatory approval for the merger of Granite into CommunityOne in a timely manner or at all;

•	changes in accounting principles and standards;

•	adverse changes in financial performance or condition of FNB's borrowers, which could affect repayment of such borrowers' outstanding loans;

•	reducing costs and expenses;

•	increasing price and product/service competition by competitors;

•	rapid technological development and changes;

•	the effect of any mergers, acquisitions or other transactions to which we or our subsidiaries may from time to time be a party;

•	the inaccuracy of assumptions underlying the establishment of our ALL;

•	loss of one or more members of executive management;

•	disruptions in or manipulations of our operating systems; and

•	FNB success at managing the risks involved in the foregoing.
All forward-looking statements speak only as of the date on which such statements are made, and FNB undertakes no obligation to update any statement, to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Important Factors Impacting Comparability of Results
We have accounted for our purchase of Granite Corp. using the acquisition method of accounting as of October 21, 2011, the acquisition date. The results of our operations for the year ended December 31, 2012 include the results of Granite Corp. for the entire year, while the results of our operations for the year ended December 31, 2011 include the results of Granite Corp. for the 71 day period from October 21, 2011 through December 31, 2011. The results of operations for the year ended December 31, 2010 do not reflect the results of Granite Corp. for that period. Our balance sheets as of December 31, 2012 and 2011 includes the assets, liabilities and equity of Granite Corp., while our balance sheets as of December 31, 2010 and 2009 do not include the assets, liabilities and equity of Granite Corp. as of those dates.

Executive Overview

Background

We are a bank holding company incorporated in 1984 under the laws of the State of North Carolina. We operate two bank subsidiaries: CommunityOne Bank, N.A. (“CommunityOne”), a national banking association headquartered in Asheboro, North Carolina and, through Bank of Granite Corporation (“Granite Corp.”), Bank of Granite (“Granite”), a state chartered bank headquartered in Granite Falls, North Carolina. On March 1, 2013, we filed an application to merge Granite into CommunityOne. Subject to regulatory approval, we expect to complete the bank merger in the second quarter of 2013.

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
We earn revenue primarily from interest on loans and securities investments, and fees charged for financial services provided to our customers. Offsetting these revenues are the cost of deposits and other funding sources, provision for loan losses and write-downs in the value of our OREO, and other operating costs such as: salaries and employee benefits, occupancy, data processing expenses and tax expense.
2012 Goals and Results
Our three core goals for 2012 were to (1) reduce problem asset levels and increase asset quality, (2) return CommunityOne and Granite to service in their communities and grow our loan portfolios, and (3) integrate CommunityOne and Granite flawlessly. In addition, we executed strategies to increase net interest margin and grow noninterest income. We made substantial progress in achieving these goals and in executing these strategies during the year.
To achieve our asset quality goals, we maintained a dedicated workout team focused on identifying problem loans early, working problem loans out or moving them into OREO, and disposing of OREO. Accordingly, nonperforming asset levels were reduced significantly by 34.1% in 2012, from $216.4 million at December 31, 2011, to $142.6 million at December 31, 2012. The disposition of OREO assets was a key priority during 2012, and we sold OREO assets of $58.0 million during the year, resulting in a net decline in OREO of $47.3 million, or 42.8%. At year-end 2012, an additional $22.0 million, or 35.0%, of OREO was under contract to be sold. As a percentage of total assets, nonperforming assets fell to 6.6% at December 31, 2012, from 9.0% at the end of 2011. The quality of the loan portfolio also continued to improve during 2012, as non-Pass rated loans fell by $82.6 million, or 26.9%, from December 31, 2011.
We also made significant progress executing our back to business strategies to originate loans and return the banks back to service within their communities. We originated $168.1 million of mortgages during 2012, all within our branch footprint, an increase of $119.2 million, or 244%, from 2011. In addition, we grew our Pass rated loan portfolio by $42.1 million, or 4.6%, during 2012, to $952.7 million at December 31, 2012.

The integration of Granite continued during 2012 and we achieved several important milestones. We migrated Granite's systems to the CommunityOne platform during the third quarter and conformed the general ledgers and began the implementation of a streamlined product set for the combined banks during the fourth quarter. We successfully implemented the new streamlined product set at CommunityOne in February 2013. We believe that the completion of these milestones has better prepared us for a successful merger of the two banks in the second quarter of 2013.
We were successful in growing net interest margin in 2012, from 2.29% in 2011 to 2.95%, a 29% increase, by increasing the yield on earning assets and reducing the cost of deposits. We reduced the cost of interest bearing deposits from 1.27% in 2011 to 0.79% in 2012, a 37% improvement. Overall, customer core deposits, defined as all non-CD deposits, grew by 5.5%, or $59.3 million, during 2012, as we continued to implement deposit relationship and pricing strategies to reduce our reliance on non-relationship and higher cost funding sources and improve our deposit mix. At December 31, 2012, core deposits were 60% of total deposits, increased from 51% at December 31, 2011 and 43% at the end of 2010. Improvements in nonperforming assets previously discussed also improved our net interest margin. We increased our investment portfolio by 31% over the course of the year, or $133.5 million, from year end 2011 as we invested excess liquidity previously held as low-yielding balances, primarily with the Federal Reserve. As a result of growth in the investment securities portfolio and the attrition of higher cost CD deposit balances of $281.4 million during 2012, we held $313.8 million less in cash, due from banks and interest bearing bank balances at December 31, 2012, a 56.7% decrease from 2011.
We also grew noninterest income by $4.5 million, or 33%, in 2012, net of securities gains and losses, loss on fair value swap, and gains on extinguishment of debt. Mortgage loan income was the driver of this growth, increasing by $2.1 million in 2012, as we began selling mortgage loans to Fannie Mae in the second quarter of 2012.
Goals for 2013
Looking forward to 2013, we have four key objectives for our company: (1) successfully complete the merger of CommunityOne and Granite during the second quarter of 2013, (2) continue to reduce problem asset levels and increase asset quality, (3) return the company to profitability in the second half of 2013, and (4) continue efforts to restore FNB and its subsidiaries to a satisfactory condition.
On March 1, 2013, we filed an application with the OCC to merge Granite into CommunityOne. Subject to regulatory approval, we expect to complete the merger during the second quarter of 2013. Merger of the two banks will enable us to consolidate overlapping branches and ATM networks, complete the consolidation of operational functions, implement the CommunityOne product set at Granite, and complete the merger related expense generating activities, all of which we expect to deliver expense synergies in the third quarter of 2013. The bank merger also will allow us to better serve customers throughout our footprint.
We will continue to focus significant resources on the resolution of nonperforming assets during 2013 in order to further reduce the level of these assets.
The achievement of the first two goals, along with other strategies to increase net interest margin, increase noninterest income and reduce noninterest expense, we expect will enable us to return to profitability in the second half of 2013. We plan to continue to increase our net interest margin in 2013, primarily through the continued prudent deployment of excess cash positions into higher yielding loans and securities, continued reductions in nonperforming assets and additional reductions in the cost of interest-bearing deposits via down-pricing and relationship focus. During 2013, we expect to further grow our mortgage banking activities from the $168.1 million we originated in 2012. In addition to the noninterest expense reductions as a result of the merger and associated branch and operational consolidation, we have initiated a program to reduce other noninterest expenses primarily through vendor management activities which we expect to contribute to profitability in the second half of 2013.
We also expect to continue our progress to restore FNB and its subsidiaries to a satisfactory condition. In this connection, the FDIC has terminated the Granite Order, effective February 27, 2013, and while Granite is continuing to adhere to regulatory requirements relating to, among other things, maintaining minimum capital levels, continuing reduction of classified assets, improving asset quality and enhancing bank operations that continue to warrant improvement, we believe that this action acknowledges the progress we are making in this regard. CommunityOne is expected to continue to adhere to the policies, procedures and processes it has put in place to comply with the CommunityOne Order and it is our expectation that the bank merger will facilitate that compliance by, among other things, increasing CommunityOne's capital and earnings capacity and reducing operational risk through consolidation of operations, functions and processes.
Capital and Merger
During 2012, we raised equity capital through the issuance of 485,788 shares of common stock in an “At the Market” or ATM offering, at an average price of $15.01, for total proceeds of $7.29 million. Net proceeds from the offering of $6.7 million were contributed to CommunityOne. In addition, we sold 186 shares to holders of warrants issued in connection with the recapitalization, yielding net proceeds of approximately $3,000.

On October 21, 2011, we acquired Granite Corp. through the merger of a wholly owned subsidiary of FNB merging into Granite Corp. ("Merger"). As consideration for the Merger, each outstanding share of Granite Corp. common stock (other than shares held by FNB, Granite Corp. or any of their respective wholly owned subsidiaries and other than shares owned in a fiduciary capacity or as a result of debts previously contracted), was converted into the right to receive 3.375 shares of FNB's common stock. As a result, we issued approximately 521,595 shares of FNB common stock to Granite Corp. stockholders.
The Merger was part of FNB's recapitalization strategy, which included:

•
A capital raise of $310 million in a private placement, at a price of $16.00 per share, with investments from (1) affiliates of each of The Carlyle Group (“Carlyle”), and Oak Hill Capital Partners (“Oak Hill Capital” and collectively, the “Anchor Investors”), and (2) various other investors, including certain of our directors and officers;

•
The exchange of 51,500 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A par value $10.00 per share and liquidation preference $1,000 per share, held by the U.S. Treasury and all accrued and unpaid dividends thereon, for an aggregate of 1,085,554 shares of our common stock, pursuant to an agreement between FNB and the U.S. Treasury (“TARP Exchange Agreement”), and (2) the amendment of the warrant (“Amended TARP Warrant”), issued to the U.S. Treasury to purchase 22,072 shares of our common stock at an exercise price of $16.00 per share; and

•
The settlement by CommunityOne of $2.5 million aggregate principal amount of subordinated debt outstanding and held by SunTrust Bank (“SunTrust”) for cash in the amount equal to the sum of 35% of the principal amount thereof plus 100% of the unpaid and accrued interest thereon as of the closing date, and the repurchase by CommunityOne from SunTrust of the shares of nonvoting, nonconvertible, nonredeemable cumulative preferred stock of CommunityOne held by SunTrust and having an aggregate liquidation preference of $12.5 million for cash in an amount equal to the sum of 25% of the aggregate liquidation preference plus 100% of the unpaid and accrued dividends thereon as of the closing date.

•	A one-for-one hundred reverse stock split of our common stock (the “Reverse Stock Split”) effective as of the close of business on October 31, 2011.
Results of Operations
Our net loss from continuing operations for 2012 was $40.0 million, a significant improvement over 2011's loss of $131.5 million. The $91.5 million improvement in our loss from continuing operations in 2012 over 2011 is primarily driven by a $21.7 million increase in net interest income, a $53.3 million reduction in provision for loan losses and a $23.5 million reduction in OREO expenses, The 2012 results of operations include a full year of Granite's results while the 2011 results of operations include the results of Granite beginning October 21, 2011, the Merger date. Diluted loss per common share from continuing operations declined from $20.71 in 2011 to $1.87 in 2012, as a result of the substantial improvement in loss from continuing operations and full year impact in 2012 of the 21 million common shares we issued in connection with the Recapitalization (adjusted for the Reverse Stock Split).
Our principal source of revenue is net interest income. During 2012, including the addition of a full year of the Granite interest bearing assets and liabilities, net interest income grew 54.9% to $61.3 million, from $39.6 million in 2011. We improved our net interest margin to 2.95% in 2012 from 2.29% in 2011, as we successfully reduced the level of nonperforming loans, deployed excess cash held in low yielding accounts with the Federal Reserve into higher earning investment securities and loans, and reduced the cost of deposits from 1.27% in 2011 to 0.79% in 2012. Noninterest income is also an important source of revenue for us, and net of securities gains, loss on fair value swap and gains on extinguishment of debt in 2012 and 2011, noninterest income grew $4.5 million, or 33.3%, in 2012, from $13.4 million in 2011 to $17.8 million in 2012. This growth is attributable in part to the addition of a full year of the results of Granite in 2012, and to $2.1 million of mortgage loan sales income from the sale of mortgage loans to Fannie Mae which we resumed in June 2012.
Return on average assets improved in 2012 to (1.75)%, compared to (6.88) % in 2011 and (6.40)% in 2010. Return on average shareholders' equity was (34.88)% in 2012, compared to (191.26)% in 2010. Return on average equity was not a meaningful measure in 2011, as the Company had negative average equity for the year. In 2012 return on average tangible assets (calculated by deducting average goodwill and core deposit premiums from average assets) amounted to (1.75)%, improved from (6.92)% and (6.42)% in 2011 and 2010, respectively. Return on average tangible equity (calculated by deducting average goodwill and core deposit premiums from average equity) was (38.85)% in 2012, improved from (205.09)% in 2010. Again, this measure was not meaningful in 2011 because of the Company's negative average equity for the year.
Net Interest Income
Our largest source of revenue is net interest income. Net interest income represents the difference between interest and fees on interest-earning assets, principally loans and investments, and interest expense on interest-bearing liabilities, principally customer deposits. Net interest income is affected by changes in interest rates and spreads and changes in the average balances and mix of interest-earning assets and interest-bearing liabilities.

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

Table 1
Average Balance Sheet and Net Interest/Dividend Income Analysis
Fully Taxable Equivalent Basis

	Year Ended December 31,
	2012			2011			2010
(dollars in thousands)	Average Balance (3)	Income / Expense	Average Yield / Rate	Average Balance (3)	Income / Expense	Average Yield / Rate	Average Balance (3)	Income / Expense	Average Yield / Rate
Interest earning assets:
Loans (1)(2)	$1,245,862	$66,178	5.31%	$1,137,817	$52,876	4.65%	$1,497,690	$68,569	4.58%
Taxable investment securities	469,822	10,778	2.29	339,754	9,484	2.79	255,629	11,976	4.68
Tax-exempt investment securities (1)	—	—	—	5,150	346	6.72	33,169	1,551	4.68
Overnight Federal funds sold	—	—	—	—	—	—	1,585	3	0.19
Other earning assets	368,504	1,223	0.33	257,524	820	0.32	48,702	500	1.03
Assets of discontinued operations	—	—	—	7,157	67	0.94	33,614	552	1.64
Total earning assets	2,084,188	78,179	3.75	1,747,402	63,593	3.64	1,870,389	83,151	4.45
Non-earning assets:
Cash and due from banks	33,256			25,570			64,686
Goodwill and core deposit premium	11,603			5,263			4,598
Other assets, net	162,383			132,503			93,084
Assets of discontinued operations	111			1,205			3,846
Total assets	$2,291,541			$1,911,943			$2,036,603
Interest-bearing liabilities:
Interest-bearing demand deposits	$349,288	$1,404	0.40%	$246,989	$1,759	0.71%	$228,054	$2,277	1.00%
Savings deposits	72,594	108	0.15	49,628	122	0.25	43,224	112	0.26
Money market deposits	443,035	1,766	0.40	315,203	2,114	0.67	321,180	3,129	0.97
Time deposits	908,625	10,796	1.19	942,259	15,684	1.66	974,192	19,393	1.99
Retail repurchase agreements	9,861	29	0.29	8,973	52	0.58	13,355	98	0.73
Federal Home Loan Bank advances	58,351	1,448	2.48	122,388	2,547	2.08	140,078	3,517	2.51
Federal funds purchased	—	—	—	—	—	—	1,537	4	0.26
Other borrowed funds	56,702	1,157	2.04	59,503	1,298	2.18	71,690	2,105	2.94
Total interest-bearing liabilities	1,898,456	16,708	0.88	1,744,943	23,576	1.35	1,793,310	30,635	1.71
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	253,883			171,433			158,369
Other liabilities	23,908			14,980			15,852
Shareholders’ equity/(deficit)	114,684			(22,809)			68,190
Liabilities of discontinued operations	610			3,396			882
Total liabilities and equity	$2,291,541			$1,911,943			$2,036,603
Net interest income and net yield on earning assets (4)		$61,471	2.95%		$40,017	2.29%		$52,516	2.81%
Interest rate spread (5)			2.87%			2.29%			2.74%

(1)	The fully tax equivalent basis is computed using a federal tax rate of 35%.

(2)	Average loan balances include nonaccruing loans and loans held for sale.

(3)	Average balances include market adjustments to fair value for securities and loans held for sale.

(4)	Net yield on earning assets is computed by dividing net interest income by average earning assets.

(5)	Earning asset yield minus interest bearing liabilities rate.

Net interest income (on a non tax equivalent basis) was $61.3 million in 2012, compared to $39.6 million in 2011. This increase of $21.7 million, or 54.7%, resulted primarily from a 19.3% increase in the level of average earning assets and from an increase in the net yield on earning assets, or net interest margin, from 2.29% in 2011 to 2.95% in 2012. The primary drivers of this 66 basis point increase in net interest margin in 2012 were a 47 basis point decrease in the cost of interest bearing liabilities as a result of FNB's efforts to move away from high cost time deposits to lower cost non-time core deposits. Loan yields were also improved in 2012 at 5.31% as compared to 4.65% in 2011, as a result of the addition of the higher yielding Granite loans (including $20.5 million of accretion of interest income for Granite Loans acquired in the Merger) and the impact of lower levels of nonperforming loans. These improvements were partially offset by a decrease in average investment portfolio yields of 0.50% as a result of sales and repayment of securities, and reinvestment in the continued low interest rate environment.
In 2011, the decrease in net interest income of $12.1 million, or 23.4%, resulted primarily from a 6.6% decrease in the level of average earning assets accompanied by a decline in the net yield on earning assets, or net interest margin, from 2.81% in 2010 to 2.29%. On a taxable equivalent basis, the changes in net interest income were a $21.5 million increase in 2012 and a decrease of $12.5 million for 2011, reflecting changes in the levels of and relative mix of taxable and non-taxable earning assets in each year.
In 2012, the net interest spread increased by 58 basis points from 2.29% in 2011, to 2.87% in 2012, reflecting the net effect of an increase in the average total yield on earning assets and a decrease in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets increased by 11 basis points, from 3.64% in 2011 to 3.75% in 2012, while the decrease in the cost of funds was 47 basis points, from 1.35% to 0.88%. In 2011, the 45 basis point decrease in net interest spread resulted from an 81 basis point decrease in the yield on earning assets, which was partially offset by a 36 basis point decrease in the cost of funds.
Changes in the net interest margin and net interest spread tend to correlate with movements in interest rates. There are variations, however, in the degree and timing of rate changes for the different types of earning assets and interest-bearing liabilities.
Table 2 analyzes net interest income on a taxable equivalent basis, as measured by volume and rate variances. The table reflects the extent to which changes in the interest income and interest expense are attributable to changes in volume (changes in volume multiplied by prior year rate) and changes in rate (changes in rate multiplied by prior year volume).
Table 2
Volume and Rate Variance Analysis

(dollars in thousands)	2012 vs 2011			2011 vs 2010
	Volume Variance	Rate Variance	Total Variance	Volume Variance	Rate Variance	Total Variance
Interest income:
Loans, net	$5,021	$8,281	$13,302	$(16,476)	$783	$(15,693)
Taxable investment securities	3,631	(2,337)	1,294	3,941	(6,433)	(2,492)
Tax exempt investment securities	(346)	—	(346)	(1,310)	105	(1,205)
Overnight Federal funds sold	—	—	—	(3)	—	(3)
Other earning assets	353	50	403	2,144	(1,824)	320
Assets of discontinued operations	(67)	—	(67)	(434)	(51)	(485)
Total interest income	8,592	5,994	14,586	(12,138)	(7,420)	(19,558)
Interest expense:
Interest-bearing demand deposits	729	(1,084)	(355)	189	(707)	(518)
Savings deposits	56	(70)	(14)	17	(7)	10
Money market deposits	857	(1,205)	(348)	(58)	(957)	(1,015)
Time deposits	(560)	(4,328)	(4,888)	(636)	(3,073)	(3,709)
Retail repurchase agreements	5	(28)	(23)	(32)	(14)	(46)
Federal Home Loan Bank advances	(1,333)	234	(1,099)	(444)	(526)	(970)
Federal funds purchased	—	—	—	(4)	—	(4)
Other borrowed funds	(61)	(80)	(141)	(358)	(449)	(807)
Total interest expense	(307)	(6,561)	(6,868)	(1,326)	(5,733)	(7,059)
Increase (decrease) in net interest income	$8,899	$12,555	$21,454	$(10,812)	$(1,687)	$(12,499)

Provision for Loan Losses
The provision for loan loss is the charge against earnings added to the ALL each year to provide a level of allowance considered appropriate to absorb probable losses inherent in the loan portfolio. The amount of each year’s charge is affected by several considerations, including management’s evaluation of various risk factors in determining the adequacy of the allowance (see “Asset Quality” below), actual loan loss experience and loan portfolio growth.
The provision for loan losses was $14.0 million in 2012, $67.4 million in 2011 and $132.8 million in 2010. These changes in the level of the provision for loan losses are discussed and analyzed in detail as part of the discussions in the “Asset Quality” section.
Noninterest Income
Noninterest income, excluding discontinued operations, was $22.0 million in 2012, essentially unchanged from 2011. Net of securities gains, loss on fair value swap and gain on extinguishment of debt in 2012 and 2011, noninterest income grew $4.5 million, or 33.3%, in 2012, from $13.4 million in 2011 to $17.8 million in 2012. This growth is attributable in part to the addition of a full year's results of Granite in 2012, and to $2.1 million of loan sales income from the sale of mortgage loans to Fannie Mae following the resumption of sales of loans to Fannie Mae in the second quarter of 2012. Service charges on deposit accounts increased $0.9 million in 2012, primarily because our 2012 results include a full year of Granite's operations. These increases were offset by a $3.2 million decline in securities gains in 2012 to $4.1 million, from $7.3 million in 2011.
In 2011, noninterest income was $22.0 million, a $5.7 million decline, or 20.5%, from 2010. Net of securities gains, loss on fair value swap and gain on extinguishment of debt in 2011 and 2010, noninterest income fell $3.3 million from 2010, or 19.9%. 2011 includes the results of Granite from the date of the Merger. Offsetting the addition of Granite was a $2.1 million decline in mortgage loan income as we retained more mortgages and production was reduced due to capital constraints, and a $1.2 million decline in service charges as a result of the impact on restrictions placed on overdraft charges by amendments to Regulation E. Net securities gains declined $3.3 million from $10.6 million in 2010 to $7.3 million in 2011.
Table 3
Noninterest Income

(dollars in thousands)	December 31,
	2012	2011	2010
Service charges on deposit accounts	$7,080	$6,203	$7,358
Mortgage loan income	2,065	7	2,120
Cardholder and merchant services income	4,579	3,182	3,000
Trust and investment services	1,036	1,163	1,946
Bank-owned life insurance	1,195	1,203	988
Other service charges, commissions and fees	1,128	770	1,067
Gain on extinguishment of debt	—	1,625	—
Securities gains, net	4,121	7,298	10,647
Net (loss)/gain on fair value swap	—	(339)	273
Other income	754	858	223
Total noninterest income	$21,958	$21,970	$27,622
Noninterest Expense
Noninterest expense, excluding discontinued operations, declined $14.8 million, or 11.9%, from 2011. The decline was primarily the result of a $23.5 million decrease in OREO expenses on lower OREO balances and stabilization in local real estate markets, as well as a $3.2 million decrease in FDIC insurance assessments based on the improved capital position of the Banks following the Recapitalization. These declines were partially offset by a $12.3 million increase in personnel expense, as well as increases in net occupancy expense and furniture, equipment and data processing expense, primarily because our results for 2012 include a full year of Granite's operations. In addition, merger-related expenses increased $2.0 million in 2012, to $3.2 from $1.2 million in 2011. Merger-related expenses in 2012 include the costs associated with merging information systems, severance for displaced employees, branch closure costs, and other merger-related professional services.
As a result of the level of problem assets, actions taken to dispose of assets and actions taken to restructure the balance sheet, there are a significant number of non-core items within our noninterest expense. Excluding the items that we believe to be non-core, other real estate expenses, loan collection expense, merger-related expense, mortgage servicing rights impairment, goodwill impairment, loss on sales of loans held for sale, and prepayment penalty on borrowings in 2011 and 2010, the Core noninterest expense ("Core NIE"), was

$75.8 million in 2012, including $22.2 million relating to Granite. In 2011, Core NIE was $64.5 million, including $4.0 million relating to the 71 days we owned Granite in 2011. On a comparative basis, Core NIE as a percent of average assets was 3.31% in 2012, improved slightly from 3.44% in 2011.
Noninterest expense increased $49.4 million, or 65.2%, to $125.0 million in 2011, from $75.7 million in 2010. The largest component of this change was an increase in our OREO expense, including valuation adjustments and gains and losses on sale, of $51.4 million in 2011 compared to $14.5 million in 2010, as a result of accelerated asset resolution and disposition activity during 2011 and valuation adjustments required on OREO properties. In connection with our asset resolution efforts, we also incurred increased loan collection expense in 2011 of $4.0 million, to $5.0 million, and recognized a $1.2 million loss on the sales of nonperforming loans. We also incurred one-time merger related expenses of $1.2 million in connection with the Merger.
Excluding the same non-core items referenced above, Core NIE increased $8.3 million in 2011 to $64.5 million, from $56.2 million in 2010, $4.0 million of which related to the addition of Granite's operating expenses from the Merger date. Core NIE to average assets increased in 2011 to 3.44% from 2.76% in 2010, primarily as a result of higher asset balances at CommunityOne in 2010 prior to the problem asset resolution efforts in 2011 and 2012.
Table 4
Noninterest Expense

(dollars in thousands)	December 31,
	2012	2011	2010
Personnel expense	$40,051	$27,725	$25,931
Net occupancy expense	6,461	4,933	4,768
Furniture, equipment and data processing expense	8,721	6,648	6,744
Professional fees	5,266	7,335	3,680
Stationery, printing and supplies	637	471	491
Advertising and marketing	957	645	1,479
Credit/debit card expense	1,717	1,674	1,715
Core deposit intangible amortization	1,407	897	795
FDIC insurance	3,499	6,706	5,856
Other expense	7,092	7,468	4,733
Core noninterest expense	75,808	64,502	56,192
Other real estate owned expense	27,883	51,424	14,532
Loan collection expense	3,274	5,032	1,001
Merger-related expense	3,241	1,236	—
Mortgage servicing rights impairment	—	—	2,995
Loss on sale of loans held for sale	—	1,241	—
Prepayment penalty on borrowings	—	1,605	959
Noncore noninterest expense	34,398	60,538	19,487
Total noninterest expense	$110,206	$125,040	$75,679
Provision for Income Taxes
Excluding discontinued operations, FNB had an income tax benefit totaling $1.0 million for the year ended 2012 compared to an income tax expense of $0.6 million for the same period in 2011. The change resulted primarily from the impact of the change in the market value of available-for-sale securities relating to our tax strategy for securities with losses, and the corresponding valuation allowance. FNB’s income tax benefit as a percentage of loss before income taxes, excluding discontinued operations, was 2.5% for the year ended December 31, 2012, compared to provision for income tax of 0.5% for the same period ended 2011.
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
On a quarterly basis, the net deferred tax assets are evaluated to determine the amount of net deferred tax assets that are realizable in the foreseeable future. In assessing whether net deferred tax assets will be realized, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. After evaluating the positive and negative evidence to support the realization of the net deferred tax assets under current guidance, we continue to believe there is insufficient positive evidence to support a conclusion that it is more likely than not this asset will be realized in the foreseeable future. Consequently, we maintained a valuation allowance for the amount for which it has been determined that realization is not more-likely-than-not. At December 31, 2012 and 2011 we maintained a valuation allowance for the entire net deferred tax asset less the deferred tax assets associated with unrealized losses on investment securities at December 31, 2012 and 2011. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense in continuing operations or other comprehensive income, as appropriate.
Liquidity
Liquidity for FNB refers to its continuing ability to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to FNB for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from three major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold, and (c) the investment securities portfolio. At December 31, 2012, the total amount these three items was $804.5 million, or 37.4% of total assets, a decrease of $180.2 million from $984.7 million, or 40.9% of total assets, at December 31, 2011.

Consistent with the general approach to liquidity, loans and other assets of FNB are funded primarily by local core deposits. A stable deposit base, supplemented by FHLB advances and a modest amount of brokered time deposits, has been sufficient to meet CommunityOne and Granite's loan demands. Additionally, FNB's investment securities portfolio provides a source of readily available liquidity.

Liquidity sources are also available from borrowings under credit lines. As of December 31, 2012, available borrowings under credit lines totaled $41.4 million, compared to $74.5 million at December 31, 2011. FNB could also access $84.8 million of additional borrowings under credit lines by pledging additional collateral.
Contractual Obligations
Under existing contractual obligations, we will be required to make payments in future periods. Table 5 presents aggregated information about the payments due under such contractual obligations at December 31, 2012. Benefit plan payments cover estimated amounts due through 2022.
Table 5
Contractual Obligations

(dollars in thousands)	Payments Due by Period at December 31, 2012
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits	$1,647,402	$210,218	$49,357	$11	$1,906,988
Retail repurchase agreements	8,675	—	—	—	8,675
Federal Home Loan Bank advances	—	8,000	—	50,328	58,328
Trust preferred securities	—	—	—	56,702	56,702
Lease obligations	1,778	2,995	2,235	9,118	16,126
Estimated benefit plan payments:
Pension	723	1,522	1,698	4,363	8,306
Other	1,143	140	143	378	1,804
Total contractual cash obligations	$1,659,721	$222,875	$53,433	$120,900	$2,056,929
Commitments, Contingencies and Off-Balance Sheet Risk
In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at December 31, 2012 are discussed below.
Commitments by CommunityOne and Granite to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2012, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $216.2 million. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements. FNB evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.
CommunityOne and Granite issue standby letters of credit whereby each guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to standby letters of credit was $0.9 million at December 31, 2012 and $1.8 million at December 31, 2011.
CommunityOne’s and Granite’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. The fair value of these commitments was not considered material.
FNB does not have any special purpose off-balance sheet financing.
On March 6, 2012, Howe Barnes Hoefer & Arnett, Inc. ("Howe Barnes") an affiliate of Raymond James Financial, Inc., filed a complaint in Wake County Superior Court in North Carolina seeking monetary damages against FNB and CommunityOne.  The complaint alleged, among other things, breach of an agreement among FNB, CommunityOne, Howe Barnes and Sandler O'Neill & Partners, L.P., reformation of such agreement due to mutual mistake, and breach of a financial advisory agreement between FNB and Howe Barnes.  The parties agreed to a settlement of the matter on December 7, 2012 and the legal proceedings have been stayed pending final execution of the settlement documents. The settlement had no material impact to FNB. In addition, from time to time, we are subject to various claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against us incident to the operation of our business.  Other than as described above, in management's opinion, there are no proceedings pending to which we are a party or to which our property is subject, which, if determined adversely to us, would be material in relation to our shareholder's equity or financial condition.  In addition, no material proceedings are pending or are known to be threatened or contemplated against us by governmental authorities or other parties.
Asset/Liability Management and Interest Rate Sensitivity
One of the primary objectives of asset/liability management is to maximize the net interest margin while minimizing the earnings risk associated with changes in interest rates. One method used to manage interest rate sensitivity is to measure, over various time periods, the interest rate sensitivity positions, or gaps; however, this method addresses only the magnitude of timing differences and does not address earnings or market value. Therefore, management uses an earnings simulation model to prepare, at least quarterly, earnings projections based on a range of interest rate scenarios in order to more accurately measure interest rate risk. For additional information, see Item 7A.
Table 6 presents information about the periods in which the interest-sensitive assets and liabilities at December 31, 2012 will mature, prepay, or be subject to repricing in accordance with market rates, and the resulting interest-sensitivity gaps. This table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of what the sensitivity will be on other dates.

Table 6
Interest Rate Sensitivity Analysis

	December 31, 2012
(dollars in thousands)	Rate Maturity
	1-90 Days	91-180 Days	181-365 Days	Beyond One Year	Total
Earning Assets
Investment securities	$58,593	$38,927	$61,421	$405,909	$564,850
Loans	483,115	64,929	156,790	472,201	1,177,035
Loans held for sale	6,974	—	—	—	6,974
Interest-bearing bank balances	201,058	—	—	—	201,058
Other earning assets	6,255	3,087	—	—	9,342
Total interest-earning assets	755,995	106,943	218,211	878,110	1,959,259
Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	362,406	—	—	—	362,406
Savings deposits	74,436	—	—	—	74,436
Money market deposits	455,734	—	—	—	455,734
Time deposits of $100,000 or more	58,236	41,929	87,494	102,507	290,166
Other time deposits	95,605	73,392	147,769	156,245	473,011
Retail repurchase agreements	8,675	—	—	—	8,675
Federal Home Loan Bank advances	—	—	—	58,328	58,328
Trust preferred securities	—	—	—	56,702	56,702
Total interest-bearing liabilities	1,055,092	115,321	235,263	373,782	1,779,458
Interest Sensitivity Gap	$(299,097)	$(8,378)	$(17,052)	$504,328	$179,801
Cumulative gap	$(299,097)	$(307,475)	$(324,527)	$179,801	$179,801
Ratio of interest-sensitive assets to interest-sensitive liabilities	72%	93%	93%	235%	110%

FNB’s balance sheet was asset-sensitive at December 31, 2012. An asset sensitive position means that in a declining rate environment, FNB’s assets will reprice down faster than liabilities, resulting in a reduction in net interest income. Conversely, when interest rates rise, FNB’s earnings position should improve. Included in interest-bearing liabilities subject to rate changes within 90 days are FNB’s interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.
Market Risk
Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of current and future period net interest income, which is the favorable spread earned from the excess of interest income on interest-earning assets, over interest expense on interest-bearing liabilities.
Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. The structure of FNB’s loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of our asset/liability management function, which is discussed in “Asset/Liability Management and Interest Rate Sensitivity” above. The use of interest rate swaps in conjunction with asset/liability management objectives which were used during 2010 and terminated during 2011, is discussed in Note 1 to the accompanying consolidated financial statements.
Table 7 presents information about the contractual maturities, average interest rates and estimated values at current rates of financial instruments considered market risk sensitive at December 31, 2012.

Table 7
Market Risk Analysis of Financial Instruments

(dollars in thousands)	Contractual Maturities at December 31, 2012
	2013	2014	2015	2016	2017	Beyond Five Years	Total	Average Interest Rate (1)	Estimated Value at Current Rates
Financial Assets
Debt securities (2):
Fixed rate	$18,716	$8,467	$32,223	$2,074	$—	$448,292	$509,772	2.17%	$515,478
Variable rate	—	—	—	—	—	49,046	49,046	2.35%	49,372
Loans (3):
Fixed rate	106,648	60,289	38,998	36,520	76,257	347,514	666,226	5.15%	664,861
Variable rate	117,630	49,632	31,920	25,739	24,469	261,419	510,809	3.93%	504,540
Held for sale	6,974	—	—	—	—	—	6,974	3.22%	6,974
Interest-bearing bank balances	201,058	—	—	—	—	—	201,058	0.26%	201,058
Other earning assets	9,342	—	—	—	—	—	9,342	2.89%	9,342
Total	$460,368	$118,388	$103,141	$64,333	$100,726	$1,106,271	$1,953,227	3.46%	$1,951,625
Financial Liabilities
Interest-bearing demand deposits	$362,406	$—	$—	$—	$—	$—	$362,406	0.40%	$362,406
Savings deposits	74,436	—	—	—	—	—	74,436	0.15%	74,436
Money market deposits	455,734	—	—	—	—	—	455,734	0.40%	455,734
Time deposits:
Fixed rate	503,260	145,423	63,962	27,740	21,617	11	762,013	1.15%	765,945
Variable rate	331	708	125	—	—	—	1,164	0.43%	1,171
Retail repurchase agreements	8,675	—	—	—	—	—	8,675	0.30%	8,675
Federal Home Loan Bank advances
Fixed rate	—	5,000	3,000	—	—	50,328	58,328	2.62%	62,950
Trust preferred securities	—	—	—	—	—	56,702	56,702	2.01%	18,760
Total	$1,404,842	$151,131	$67,087	$27,740	$21,617	$107,041	$1,779,458	0.83%	$1,750,077

(1)	The average interest rate related to debt securities is stated on a fully taxable equivalent basis, assuming a 35% federal income tax rate.

(2)	Contractual maturities of debt and equity securities are based on amortized cost.

(3)	Nonaccrual loans are included in the balance of loans. The allowance for loan losses is excluded.
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
The requirements also define the weights assigned to assets and off balance sheet items to determine the risk weighted asset components of the risk-based capital rules. Total capital, for risk-based purposes, consists of the sum of Tier 1 and Tier 2 capital. The federal banking agencies also generally require a leverage capital ratio of at least 4% (except for those institutions with the highest regulatory ratings and not experiencing significant growth or expansion). The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. Under the CommunityOne Order with the OCC, CommunityOne is required to maintain a leverage capital ratio of 9% and a total risk-based capital ratio of 12%.
At December 31, 2012, FNB, CommunityOne and Granite had total risk-based capital ratios of 12.3%, 11.4% and 16.3%, respectively, and Tier1 risk-based capital ratios of 9.3.%, 10.1% and 15.0%, respectively. FNB had a leverage capital ratio of 5.5% at December 31, 2012, and each of CommunityOne and Granite had leverage capital ratios of 6.2% and 8.1%, respectively. As of December 31, 2012, CommunityOne did not comply with either the leverage or the total risk-based capital requirements imposed by the CommunityOne Order. The Granite Order was terminated, effective February 27, 2013, but Granite is under continuing obligations to maintain capital in excess of regulatory minimums with which Granite is in compliance.
Table 8
Regulatory Capital

(dollars in thousands)	At December 31,
	2012		2011		2010
Total risk-based capital
Consolidated	$158,993	12.3%	$193,725	13.8%	$(17,911)	(1.2)%
CommunityOne Bank, N.A.	103,976	11.4	136,761	14.5	68,178	4.7
Bank of Granite	60,896	16.3	54,647	12.0	N/A	—
Tier 1 risk-based capital
Consolidated	119,242	9.3	164,253	11.7	(17,911)	(1.2)
CommunityOne Bank, N.A.	92,418	10.1	124,639	13.2	35,813	2.5
Bank of Granite	56,209	15.0	54,633	12.0	N/A	—
Leverage capital
Consolidated	119,242	5.5	164,253	6.7	(17,911)	(0.9)
CommunityOne Bank, N.A.	92,418	6.2	124,639	7.4	35,813	1.8
Bank of Granite	56,209	8.1	54,633	7.2	N/A	—
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

•	A one-for-one hundred Reverse Stock Split of our common stock effective as of the close of business on October 31, 2011.
In connection with the Recapitalization, on October 21, 2011, we also consummated our acquisition of Granite Corp., pursuant to the terms and conditions of the Merger Agreement by and among FNB, Merger Sub and Granite Corp. As consideration for the acquisition, each outstanding share of Granite Corp. common stock, par value $1.00 per share, other than shares held by FNB, Granite Corp. or any of their respective wholly owned subsidiaries and other than shares owned in a fiduciary capacity or as a result of debts previously contracted, was converted, on a pre-reverse stock split basis, into the right to receive 3.375 shares of FNB's common stock. Pursuant to the Merger Agreement, we agreed to issue 1 warrant for every 4 shares owned by Granite shareholders on October 20, 2011 at a price of $16 per share (adjusted for the impact of the Reverse Stock Split). As a result of the Merger and as a result of the Reverse Stock Split, we issued approximately 521,595 shares of FNB common stock to Granite Corp. stockholders in the aggregate.
During 2012, we raised additional capital through the issuance of 485,788 shares of common stock in an “At the Market” or ATM offering, at an average price of $15.01, for total proceeds of $7.29 million. Net proceeds from the offering of $6.7 million were contributed to CommunityOne. In addition, during July 2012, FNB sold a further 186 shares to holders of warrants issued in connection with the Merger, yielding net proceeds of approximately $3,000.
Balance Sheet Review
Total assets, including discontinued operations, decreased $257.5 million, or 10.7%, in 2012, as we deployed cash to repay deposits, as part of our strategy to delever and shift the deposit base away from higher cost certificates of deposit to lower cost core deposits. In 2011, total assets increased $506.7 million, or 26.6%, primarily as a result of the Merger. Total deposits declined $222.1 million in 2012, as compared to an increase of $432.7 million in 2011 as a result of the Merger. Included in the net change in deposits in 2012 and 2011 was $56.5 million and $28.1 million, respectively, of nonrelationship brokered certificates of deposits that matured and were not renewed. We plan to continue our deposit strategies in 2013 and we expect some additional decline in total assets, total deposits and the cost of those deposits, as CDs mature and are repriced into lower rates. Core deposits, or non-CD deposits, grew 5.5% in 2012. Investment securities balances increased 31% in 2012 as we invested excess cash positions in liquid securities.
Loans held for investment declined in 2012 and 2011 by $40.5 million and $86.4 million, respectively, as a result of payoffs, charge-offs and problem loan resolution through loan sale or foreclosure, offset in 2011 by loans acquired in the Merger. Average assets increased by 19.9% in 2012 as a result of the full year impact of the Granite assets, compared to a decrease of 6.1% in 2011, reflecting only the impact of the Granite merger between October 21, 2011 and December 31, 2011.
We have recorded net deferred tax assets of $183.2 million at December 31, 2012, along with a corresponding deferred tax valuation allowance of $182.4 million. At December 31, 2011 we had recorded $168.8 million in net deferred tax assets, along with a corresponding $167.0 million deferred tax valuation allowance, of which $35.7 million and $35.0 million, respectively, related to Granite.
Investment Securities
During 2012, we invested a portion of the cash proceeds of the Recapitalization and the resolution of problem assets in investment securities and our portfolio grew $133.5 million, or 31.0%, to $564.9 million at December 31, 2012 from $431.3 million the previous year. We principally invested in longer term residential mortgage-backed - GSE securities, medium term commercial mortgage-backed securities-GSE, and short term corporate notes which increased $90.8 million, $23.4 million and $33.8 million respectively, In addition, during 2012 and 2011, based on our continuous assessment of cash flows, levels of loan production, current interest rate risk strategies and the potential future direction of market interest rate changes we received proceeds from sales of investments of $212.6 million and $290.5 and recognized net gains of $4.1 million and $7.3 million respectively. As a result of declines in current market rates of interest, and the impact of reinvestment of sales and repayment proceeds at current interest rates, the overall investment portfolio yield fell from 2.83% in 2011 to 2.19% in 2012
At December 31, 2012, 2011 and 2010, we classified our entire investment securities portfolio as available-for-sale, including those purchased in the Merger on October 21, 2011. On May 3, 2010, FNB reclassified our entire held-to-maturity investment securities portfolio to available-for-sale investment securities to provide additional liquidity to CommunityOne. At the time of reclassification, the held-to-maturity investment securities were carried at amortized cost of $83.2 million with an unrealized net gain of $3.5 million. We expect that we will elect in the future to classify certain investment securities at the date of purchase as held-to-maturity when we have both the intent and ability to hold them until contractual maturity.
Investments are carried on the consolidated balance sheets at estimated fair value for available-for-sale securities and at amortized cost for held-to-maturity securities. The following table presents the amortized cost, fair value and weighted-average yield of securities by contractual maturity at December 31, 2012, 2011 and 2010. The average yields are based on the amortized cost. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date. Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.
Table 9
Investment Securities Portfolio Analysis
December 31, 2012
Available-for-Sale

(dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized Cost
Obligations of:
U.S. Treasury and government agencies	$—	$—	$—	$6,646	$6,646
U.S. government sponsored agencies	—	22,118	—	—	22,118
States and political subdivisions	2,121	3,797	—	—	5,918
Residential mortgage-backed securities-GSE	—	—	—	436,344	436,344
Residential mortgage-backed securities-Private	—	—	—	22,649	22,649
Commercial mortgage-backed securities-GSE	—	—	23,150	—	23,150
Commercial mortgage-backed securities-Private	—	—	—	5,283	5,283
Corporate Notes	16,595	16,849	3,266	—	36,710
Total available-for-sale securities	$18,716	$42,764	$26,416	$470,922	$558,818
Fair Value
Obligations of:
U.S. Treasury and government agencies	$—	$—	$—	$6,981	$6,981
U.S. government sponsored agencies	—	22,173	—	—	22,173
States and political subdivisions	2,130	3,908	—	—	6,038
Residential mortgage-backed securities-GSE	—	—	—	441,074	441,074
Residential mortgage-backed securities-Private	—	—	—	22,945	22,945
Commercial mortgage-backed securities-GSE	—	—	23,359	—	23,359
Commercial mortgage-backed securities-Private	—	—	—	5,317	5,317
Corporate Notes	16,721	16,993	3,249	—	36,963
Total available-for-sale securities	$18,851	$43,074	$26,608	$476,317	$564,850
Total average yield	2.04%	1.00%	1.99%	2.31%	2.19%

December 31, 2011
Available-for-Sale

(dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized Cost
Obligations of:
U.S. Treasury and government agencies	$—	$—	$—	$7,081	$7,081
U.S. government sponsored agencies	21,399	2,097	1,500	7,483	32,479
States and political subdivisions	—	6,075	—	—	6,075
Residential mortgage-backed securities-GSE	—	—	—	348,884	348,884
Residential mortgage-backed securities-Private	—	—	—	33,111	33,111
Corporate notes	—	—	3,206	—	3,206
Total available-for-sale securities	$21,399	$8,172	$4,706	$396,559	$430,836
Fair Value
Obligations of:
U.S. Treasury and government agencies	$—	$—	$—	$7,188	$7,188
U.S. government sponsored agencies	21,248	2,099	1,514	7,503	32,364
States and political subdivisions	—	6,090	—	—	6,090
Residential mortgage-backed securities-GSE	—	—	—	350,273	350,273
Residential mortgage-backed securities-Private	—	—	—	32,217	32,217
Corporate notes	—	—	3,174	—	3,174
Total available-for-sale securities	$21,248	$8,189	$4,688	$397,181	$431,306
Total average yield	2.75%	2.22%	5.31%	2.81%	2.83%
December 31, 2010
Available-for-Sale

(dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized Cost
Obligations of:
U.S. Treasury and government agencies	$20	$—	$—	$—	$20
U.S. government sponsored agencies	5,003	—	18,487	—	23,490
States and political subdivisions	1,300	4,127	4,261	14,179	23,867
Residential mortgage-backed securities	—	—	8,566	250,250	258,816
Total available-for-sale securities	$6,323	$4,127	$31,314	$264,429	$306,193
Fair Value
Obligations of:
U.S. Treasury and government agencies	$21	$—	$—	$—	$21
U.S. government sponsored agencies	5,161	—	18,355	—	23,516
States and political subdivisions	1,309	4,104	4,172	14,873	24,458
Residential mortgage-backed securities	—	—	8,568	248,768	257,336
Total available-for-sale securities	$6,491	$4,104	$31,095	$263,641	$305,331
Total average yield	4.64%	3.32%	2.46%	2.52%	2.56%
Loans
Our primary source of revenue and largest component of earning assets is the loan portfolio. In 2012, loans decreased $40.5 million, or 3.3%, as compared to a decrease of $86.4 million, or 6.6%, in 2011. The principal driver of the reduction in 2012 was loan payoffs and amortization, loan charge-offs, problem loan resolution through loan foreclosure, offset by loan originations and purchases across our lines of business. In 2012 we originated $168.1 million of residential mortgage loans and purchased $173.2 million of residential mortgage loans.
In 2011, payoffs, problem loan resolution, weakness in loan demand due to general economic conditions and our uncertain financial condition prior to the Recapitalization and Merger were responsible for the decline in the loan portfolio, offset by $393.7 million of loans acquired in the Merger. In 2011, we originated $48.9 million of residential mortgage loans. In 2010, loans decreased $317.3 million, or 20.0%, due largely to payoffs, charge-offs and problem loan resolution through foreclosure.
Our target portfolio is an equal balance between commercial loans and consumer loans, including residential mortgage loans. During 2012, we successfully managed composition of the loan portfolio to 50.7% mix of residential mortgage and consumer loans, increased from 40.9% in 2011 and 33.6% in 2010. We plan to maintain the balance between consumer and commercial loans in 2013.
Table 10 sets forth the major categories of loans for each of the last five years.
Table 10
Loan Portfolio Composition

(dollars in thousands)	December 31,
	2012		2011		2010		2009		2008
Loans held for sale	$6,974		$4,529		$—		$58,219		$17,586
Loans held for investment:
Commercial and agricultural	$79,704	6.8%	$95,089	7.8%	$93,747	7.2%	$194,134	12.4%	$184,909	11.7%
Real estate-construction	58,414	5.0	92,806	7.6	276,976	21.2	394,427	25.2	453,668	28.6
Real estate-mortgage:
1-4 family residential	553,538	47.0	453,725	37.3	388,859	29.8	398,134	25.5	369,948	23.3
Commercial	441,836	37.5	531,383	43.6	494,861	38.0	529,822	33.9	540,192	34.1
Consumer	43,543	3.7	44,532	3.7	49,532	3.8	46,504	3.0	36,478	2.3
Total	$1,177,035	100.0%	$1,217,535	100.0%	$1,303,975	100.0%	$1,563,021	100.0%	$1,585,195	100.0%
At December 31, 2012, loans held for sale was comprised of originated residential mortgage loans held for sale into the secondary market. In 2011, loans held for sale consisted of $4.5 million reclassified problem loans from the held for investment portfolio that had been under contract to be sold. In 2010, there were no loans held for sale. Loans held for sale in periods prior to 2010 represent mortgage loans held for sale into the secondary market.
The maturity distribution and interest rate sensitivity of selected loan categories at December 31, 2012 are presented in Table 11.
Table 11
Selected Loan Maturities

	December 31, 2012
(dollars in thousands)	One Year or Less	One to Five Years	Over Five Years	Total
Commercial and agricultural	$37,127	$31,882	$10,695	$79,704
Real estate-construction	21,959	24,799	11,656	58,414
Total	$59,086	$56,681	$22,351	$138,118
Sensitivity to rate changes:
Fixed interest rates	$11,471	$25,119	$16,793	$53,383
Variable interest rates	47,615	31,562	5,558	84,735
Total	$59,086	$56,681	$22,351	$138,118
Asset Quality
Asset quality, including nonperforming assets, impaired loans, troubled debt restructuring, and charge-off ratios, all significantly improved in 2012 from 2011 levels as we continued to aggressively resolve problem assets. Nonperforming assets declined by $73.8 million, or 34.1%, to $142.6 million at December 31, 2012. Nonperforming assets were 6.6% of total assets in 2012, reduced from 9.0% in 2011. Impaired loans declined 21.0% to $83.6 million and troubled debt restructurings declined 26.5% to $20.8 million. The net charge-offs ratio declined to 1.93% in 2012, the lowest rate since 2008. During 2012, we foreclosed on $32.6 million of net loans and transferred them to OREO, and disposed of $53.5 million in OREO through sales. As our asset quality improved in 2012, we were able to reduce our ALL to $29.3 million, or 2.49% of loans held for investment, from 3.23% at the end of 2011.
In 2011, nonperforming assets decreased 44.8% to $216.4 million, from $392.3 million at the close of 2010. Nonperforming assets were 9.0% of total assets in 2011, reduced from 20.6% in 2010. Excluding the impact of the OREO assets acquired in the Granite acquisition, nonperforming assets dropped 49.2%, or $193.0 million, at CommunityOne from December 31, 2010 levels.
Net loan charge-offs were $121.7 million in 2011, compared to $88.5 million in 2010, and OREO expenses, including gains and losses on sale and write-downs, increased $36.9 million in 2011 to $51.4 million. During 2011, we foreclosed on $132.5 million of net loans and transferred them to OREO and disposed of $77.2 million in nonperforming loans and OREO through sales. With the improved asset quality profile, the provision for loan losses decreased 49.3% to $67.4 million in 2011, compared to $132.8 million in 2010. The ALL decreased to 3.23% of loans held for investment at December 31, 2011, a decrease from 7.18% from 2010. Excluding the loans acquired in the Merger, recorded at estimated fair value and which required no ALL at December 31, 2011, the ALL as a percentage of loans held for investment was 4.67%.
Nonperforming Assets
Nonperforming assets declined by $73.8 million, or 34.1%, to $142.6 million at December 31, 2012, compared to $216.4 million at December 31, 2011, as a result of continued aggressive problem asset resolution. This decline follows a $175.9 million decline in nonperforming assets during 2011, and a total decline over the two year period of $249.7 million, or 63.6%.
The level of nonperforming loans decreased 25%, or $26.5 million, to $79.5 million at December 31, 2012, from $106.0 million in 2011. The level of nonperforming loans also decreased 67.9% during 2011, as a result of aggressive asset resolution efforts in conjunction with the Recapitalization and Merger. Nonperforming loans decreased from 8.7% of loans held for investment at December 31, 2011 to 6.8% of loans at December 31, 2012. During 2012 and 2011, we charged off $31.0 million and $128.4 million in loans, respectively, a 75.9% reduction.
OREO and repossessed assets declined by $47.3 million in 2012, to $63.1 million, a decline of 42.8% from $110.4 million at December 31, 2011, as a result of aggressive asset resolution, additional declines in real estate appraisal valuations and stabilizing demand for real estate. During 2012, we recorded net loss on sale and writedown of OREO properties of $27.9 million, a decline of $23.5 million, or 45.8% from 2011.

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

Had nonaccruing loans been on accruing status, interest income would have been higher by $5.4 million in 2012, and interest income on nonaccrual loans included in the results of operations amounted to approximately $0.9 million in 2012.
Acquired Loans
Loans acquired in the Merger ("Granite Purchased Loans") include purchased impaired loans ("PI loans") and purchased contractual ("PC loans") revolving consumer and commercial loans. We acquired loans in the Merger with an unpaid principal balance net of partial charge-offs recognized to date of $383.1 million and a fair value adjustment for acquisition accounting purposes of $31.9 million. We elected to treat the Granite portfolio under ASC 310-30, with the exception of performing revolving consumer and commercial loans, which are being accounted for under ASC 310-20.
At December 31, 2012, an ALL of $5.8 million was required for the Granite Purchased Loans, and the Granite Purchased Loans are presented on an accruing basis. We recorded $20.5 million of accretable yield during 2012 on the Granite Purchased Loans. At December 31, 2011 no ALL was required for the acquired Granite loans, and the acquired Granite loans were recorded on an accruing basis. We recorded $4.8 million in accretable yield during 2011 on the Granite loans. At December 31, 2012 there were $263.2 million of Granite Purchased Loans, of which $34.8 million were PC loans, $36.3 million were PI Loans with no subsequent credit deterioration and $192.1 million were PI Loans with subsequent credit deterioration.
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
Periodically, we estimate the expected cash flows for each pool of the PI loans and evaluate whether the expected cash flows for each pool have changed from prior estimates. Decreases to the expected cash flows will generally result in a provision for loan losses, or a decrease in yield when there is only a timing difference in expected cash flows. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or reclassification from nonaccretable difference to accretable yield with a positive impact on future interest income. Excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.
Loan Review
Management considers the asset quality of FNB to be of primary importance.  A formal internal loan review function, independent of loan origination, was established in 2011.  During 2012, we have engaged a third-party company to assist with the review of underwriting quality, loan documentation and risk grade assessment of the loan portfolio.  We may continue to utilize a third-party company to augment loan review activity; however we will primarily rely on the internal loan review function to examine the adequacy of and adherence to lending policies, evaluate the quality of credit analysis and underwriting, ensure the accuracy of risk ratings and proper loan accounting, assess collateral evaluation, lien perfection, policy exceptions, problem loan workout practices and other emerging credit risk and portfolio trends.  This function reports directly to the Risk Management Committee of the Board of Directors, and is independent of the loan origination process.
FNB's criteria for nonperforming status, impaired status and troubled debt restructures have been described earlier. Included in the table below for 2011 are $4.5 million in loans held for sale that are impaired loans and on nonaccrual status. There were no such loans held for sale at December 31, 2012.
The following table presents our level and composition of nonperforming loans as of December 31.
Table 12
Nonperforming Loans

(dollars in thousands)
	2012	2011
Nonperforming Loans:
Current, nonaccrual	$15,425	$32,214
Delinquent 30-89 days, nonaccrual	7,190	14,082
Delinquent 90+ days, nonaccrual	56,627	56,677
Delinquent 90+ days, accruing	227	3,000
Total nonperforming loans	$79,469	$105,973
Nonperforming loans and impaired loans are overlapping sets of loans. Impaired loans are problem loans that may, or may not, have been placed into nonaccrual status. The complete repayment of principal and interest is considered probable for those impaired loans that have not been placed into a nonaccrual status, but not within contracted terms.
The following table presents the level, composition and the reserves associated with those loan balances.
Table 13
Impaired Loans

	December 31, 2012		December 31, 2011
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, held for sale	$—	$—	$4,529	$—
Impaired loans, not individually reviewed for impairment	6,017	—	5,127	—
Impaired loans, individually reviewed, with no impairment	62,282	—	53,885	—
Impaired loans, individually reviewed, with impairment	15,312	1,737	42,356	11,090
Total impaired loans *	$83,611	$1,737	$105,897	$11,090
Average impaired loans calculated using a simple average	$94,754		$212,849

*	Included at December 31, 2012 and December 31, 2011 were $4.5 million and $2.9 million, respectively, in restructured and performing loans.
At December 31, 2012, the banks had 17 impaired loans exceeding $1.0 million each, with total impairment of $0.5 million. At December 31, 2011, the banks had 28 such impaired loans, with total impairment of $4.7 million. The average carrying value of impaired loans was $94.8 million in 2012 and $212.8 million in 2011.
Troubled Debt Restructurings
Troubled debt restructurings generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term. As a result, we work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. To facilitate this process, a concessionary modification that would not otherwise be considered may be granted resulting in classification as a troubled debt restructuring. We consider all troubled debt restructurings to be impaired loans. Troubled debt restructurings can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accruing status, depending on the individual facts and circumstances of the borrower. Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of six months to demonstrate the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status after a shorter performance period. If the borrower's ability to meet the revised payment schedule is not reasonably assured, the loan remains in a nonaccrual status.
The majority of our loan modifications relate to modifying terms on our commercial loan portfolio. Modifications may result in adjustments to interest rates, frequency of payments or maturity dates. In these cases, we do not typically forgive principal or interest as part of the loan modification. However, it is common for us to seek additional collateral or guarantor support in exchange for modified terms. The amount of restructured loans decreased during 2012 primarily as a result of foreclosures of nonperforming TDRs. Despite this decrease in 2012, there can be no assurance that restructured loans will not increase during 2013.
Troubled debt restructurings are a subset of impaired loans. The following table presents the level, accrual status and the reserves associated with these loan balances.
Table 14
Troubled Debt Restructurings

(dollars in thousands)	December 31, 2012			December 31, 2011
	Balance	Nonaccrual	Associated Reserves	Balance	Nonaccrual	Associated Reserves
Troubled Debt Restructurings
TDRs with no impairment	$17,032	$12,916	$—	$17,836	$16,649	$—
TDRs with impairment	3,780	3,391	280	10,498	8,763	3,161
Total Troubled Debt Restructurings	$20,812	$16,307	$280	$28,334	$25,412	$3,161

The following table presents the composition of impaired loans across loan types, along with the accrual status and the associated reserves, by type.

Table 15
Impaired Loans by Type

(dollars in thousands)	December 31, 2012			December 31, 2011
	Impaired	Nonaccrual	Associated Reserves	Impaired	Nonaccrual	Associated Reserves
Impaired Loans (composition across loan types):
Loans held for sale	$—	$—	$—	$4,529	$4,529	$—
Commercial and agricultural	2,969	2,746	282	4,633	4,636	1,506
Real estate - construction	14,297	14,297	82	31,048	30,844	4,899
Real estate - mortgage:
1 - 4 family residential	22,015	18,142	607	27,693	26,048	2,140
Commercial	44,124	43,297	766	37,744	36,666	2,415
Consumer	206	206	—	250	250	130
Total Impaired Loans	$83,611	$78,688	$1,737	$105,897	$102,973	$11,090
We designate loans as “Special Mention” when the borrower's financial condition or performance indicates that the loan may potentially become a problem loan. These loans are not classified as problem loans, nor are they impaired, and they have not been modified under conditions that require designation as troubled debt restructurings. At December 31, 2012 we had designated $71.8 million as Special Mention loans, of which 1.63% were delinquent more than 30 days. Seventeen Special Mention loans had balances over $1.0 million and comprised approximately 42.6% of the total. Approximately 15.3% of the total Special Mention loans were categorized as land acquisition, development, and construction loans, with non-owner occupied commercial rental properties approximating another 17.9% of that total. These categories are generally affected by changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. In particular, a worsening of economic conditions in the residential real estate market may result in Special Mention loans being individually reclassified as problem loans in the future.
The performance of the real estate market has adversely affected the financial condition and liquidity position of certain borrowers. Real estate secured lending (including commercial, construction, land development, and residential single family housing) is a large portion of our loan portfolio. At December 31, 2012, these categories constituted $1.1 billion, or approximately 89.5%, of our total loan portfolio. These categories are generally affected by changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. The downturn in the real estate markets in which we originate, purchase, and service mortgage and other loans hurt our business because these loans are secured by real estate. While we do not expect continued deterioration in real estate markets in 2013, further declines will adversely affect the value of real estate collateral of loans secured by real estate, which could adversely affect our future earnings.
Allowance for Loan Losses
In determining the ALL and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to a review of individual loans, historical loan loss experience, the value and adequacy of collateral, as well as the economic conditions in our market area. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In addition, as an integral part of its examination process, the OCC periodically reviews CommunityOne's ALL and the FDIC periodically reviews Granite's ALL. Each regulator may require either CommunityOne or Granite, as the case may be, to recognize changes to the allowance based on its judgments about information available to it at the time of its examinations. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance.
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
The ALL, as a percentage of loans held for investment, amounted to 2.49% at December 31, 2012 compared to 3.23% at December 31, 2011. The reduction in ALL was the result of the improvement in our asset quality due to the significant reduction in problem asset levels, and the decline in recorded net loan charge-offs to $24.1 million in 2012, reduced by 80.2%, or $97.6 million, from $121.7 million in 2011. Annualized net charge-offs as a percentage of the average held for sale loan portfolio fell to 1.94% in 2012, decreased from 10.75% in 2011, and the lowest since 2008. The ratio of net loan charge-offs to ending ALL balance was 82.2% at December 31, 2012, decreased from 309.2% at December 31, 2011. A substantial portion of 2012 and 2011 charge-offs were related to impaired loans, and consisted of loans considered wholly impaired and loans with partial impairment. The provision for losses charged to operations in 2012 also decreased to $14.0 million from $67.4 million in 2011, a decrease of 79.1%, also as a result of improved loan portfolio quality and declining levels of charge-offs.
Management continually performs thorough analyses of the loan portfolio. As a result of these analyses, certain loans have migrated to higher, more adverse risk grades and an aggressive posture towards the timely charge-off of identified impairment has also continued. Actual past due loans and loan charge-offs have remained at manageable levels and management continues to diligently work to improve asset quality. Management believes the ALL of $29.3 million at December 31, 2012 is adequate to cover probable losses inherent in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management's judgments are based on numerous assumptions about current events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require future additions to the allowance, thus adversely affecting our operating results. Changes in the ALL are presented in Note 7 to the consolidated financial statements.
Table 16 presents an analysis of the changes in the ALL and of the level of nonperforming assets for each of the last five years as of December 31.

Table 16
Summary of Allowance for Loan Losses

(dollars in thousands)	2012	2011	2010	2009	2008
Balance, beginning of year	$39,360	$93,687	$49,461	$34,720	$17,381
Chargeoffs:
Commercial and agricultural	3,494	10,832	9,832	3,417	6,479
Real estate - construction	11,084	65,526	53,374	32,737	2,000
Real estate - mortgage	11,932	48,382	24,478	9,789	414
Consumer	4,458	3,684	3,566	3,442	3,532
Total chargeoffs	30,968	128,424	91,250	49,385	12,425
Recoveries:
Commercial and agricultural	991	855	585	70	292
Real estate - construction	3,237	2,637	52	544	—
Real estate - mortgage	1,425	1,722	449	264	197
Consumer	1,220	1,521	1,635	1,507	1,516
Total recoveries	6,873	6,735	2,721	2,385	2,005
Net chargeoffs	24,095	121,689	88,529	47,000	10,420
Provision charged to operations	14,049	67,362	132,755	61,509	27,759
Discontinued operations	—	—	—	232	—
Balance, end of year	$29,314	$39,360	$93,687	$49,461	$34,720
Nonperforming assets:
Nonaccrual loans	$79,242	$102,973	$325,068	$167,506	$95,173
Past due 90 days or more and still accruing interest	227	3,000	4,818	6,908	853
Total nonperforming loans	79,469	105,973	329,886	174,414	96,026
Accruing troubled debt restructured loans	4,505	2,922	8,752	—	125
Other real estate owned	62,796	110,009	62,058	35,170	6,509
Foreclosed assets	335	377	138	68	92
Discontinued operations	—	—	168	—	—
Total nonperforming assets	$142,600	$216,359	$392,250	$209,652	$102,627
Asset quality ratios:
Net loan chargeoffs to average loans held for investment	1.94%	10.75%	5.92%	2.97%	0.67%
Net loan chargeoffs to allowance for loan losses	82.20	309.17	94.49	95.02	30.01
Allowance for loan losses to loans held for investment	2.49	3.23	7.18	3.15	2.19
Total nonperforming loans to loans held for investment	6.75	8.70	25.30	11.16	6.06
Information about management's allocation of the ALL by loan category is presented in the following table.
Table 17
Allocations of Allowance for Loan Losses

(dollars in thousands)	December 31,
	2012		2011		2010		2009		2008
	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Commercial and agricultural	$3,238	11.1	$5,776	14.7	$11,144	11.9	$3,543	7.2	$4,146	$11.9
Real estate - construction	4,987	17.0	11,995	30.5	46,792	50.0	23,932	48.4	15,238	43.9
Real estate - mortgage	18,328	62.5	19,948	50.7	34,593	36.9	21,040	42.5	8,853	25.5
Consumer	2,761	9.4	1,641	4.1	1,133	1.2	627	1.3	3,474	10.0
Unallocated	—	—	—	—	25	—	319	0.6	3,009	8.7
Total allowance for loan losses	$29,314	100.0	$39,360	100.0	$93,687	100.0	$49,461	100.0	$34,720	100.0

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
The level and mix of deposits is affected by various factors, including general economic conditions, the particular circumstances of local markets and the specific deposit strategies employed. In general, broad interest rate declines tend to encourage customers to consider alternative investments such as mutual funds and tax-deferred annuity products, while interest rate increases tend to have the opposite effect. In addition, the termination of the FDIC's Transaction Account Guarantee Program at December 31, 2012, which had provided unlimited deposit insurance for non-interest bearing deposit accounts, could affect our level and mix of deposits as depositors adjust the amount on deposit to the deposit insurance limit of $250,000.
In 2012, deposits decreased $222.1 million, or 10.4%, to $1.9 billion from $2.1 billion at December 31, 2011, as a result of our strategy to reduce our higher rate certificates of deposit levels. During 2012, we also improved our mix of deposits. Noninterest-bearing demand deposits increased by $16.6 million, to 13.2% of total deposits, from 11.0% in 2011. There were also net increases in all types of interest-bearing accounts excluding time deposits. Time deposits decreased 26.9% to $763.2 million and fell to 40.0% of total deposits, from $1.0 billion, or 49.1% of total deposits in 2011. Other interest-bearing deposits (demand, savings and money markets) increased 5.0% to $892.6 million from $849.8 million in 2011. We also reduced through attrition the amount of brokered certificates of deposit to $55.6 million, or 2.9% of total deposits, from $112.1 million, or 5.3% of total deposits in 2011. Time deposits greater than $100,000 were $290.2 million at December 31, 2012, of which $58.3 million, $41.9 million, $87.5 million and $102.5 million had a remaining maturity of 3 months or less, 3 months to 6 months, 6 months to 12 months and greater than 12 months, respectively.
In 2011, deposits increased by $432.7 million, or 25.5%, primarily as a result of the Merger. Noninterest-bearing demand deposits increased by 57.6% and interest-bearing accounts (demand, savings, money-market, and time deposits) increased by 22.4%. Certificates of deposit decreased 8.6% to $1.0 billion, from $961.6 million in 2010. Other interest-bearing deposits increased 45.1% to $849.8 million compared to $585.8 million in 2010. Brokered certificates of deposit were $112.1 million, or 5.3% of total deposits.

Table 18 shows the year-end and average deposit balances for the years 2012 and 2011 and the changes during 2012 and 2011.
Table 18
Analysis of Deposits

	2012			2011
(dollars in thousands)		Change from Prior Year			Change from Prior Year
	Balance	Amount	%	Balance	Amount	%
Year End Balances
Interest-bearing deposits:
Demand deposits	$362,406	$12,604	3.6	$349,802	$119,718	52.0
Savings deposits	74,436	6,200	9.1	68,236	24,512	56.1
Money market deposits	455,734	23,944	5.5	431,790	119,783	38.4
Total	892,576	42,748	5.0	849,828	264,013	45.1
Time deposits	763,177	(281,433)	(26.9)	1,044,610	82,968	8.6
Total interest-bearing deposits	1,655,753	(238,685)	(12.6)	1,894,438	346,981	22.4
Noninterest-bearing demand deposits	251,235	16,562	7.1	234,673	85,740	57.6
Total deposits	$1,906,988	$(222,123)	(10.4)	$2,129,111	$432,721	25.5
Average Balances
Interest-bearing deposits:
Demand deposits	$349,288	$102,299	41.4	$246,989	$18,935	8.3
Savings deposits	72,594	22,966	46.3	49,628	6,404	14.8
Money market deposits	443,035	127,832	40.6	315,203	(5,977)	(1.9)
Total	864,917	253,097	41.4	611,820	19,362	3.3
Time deposits	908,625	(33,634)	(3.6)	942,259	(31,933)	(3.3)
Total interest-bearing deposits	1,773,542	219,463	14.1	1,554,079	(12,571)	(0.8)
Noninterest-bearing demand deposits	253,883	82,450	48.1	171,433	13,064	8.2
Total deposits	$2,027,425	$301,913	17.5	$1,725,512	$493	—
Table 19 shows short-term borrowings for the years ended 2012, 2011 and 2010.
Table 19
Short-term Borrowings

(dollars in thousands)	2012		2011		2010
	Retail Repurchase Agreements	Federal Funds Purchased	Retail Repurchase Agreements	Federal Funds Purchased	Retail Repurchase Agreements	Federal Funds Purchased
Balance at December 31	$8,675	$—	$8,838	$—	$9,628	$—
Average balance during the year	9,861	—	8,973	—	13,355	1,537
Maximum month end balance	12,720	—	10,917	—	16,424	15,000
Weighted average interest rate:
At December 31	0.19%	—	0.42%	—	0.78%	—%
During the year	0.29	—	0.58	—	0.73	0.26
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
Non-GAAP Measures
This Annual Report on Form 10-K contains financial information determined by methods other than in accordance with GAAP. We use these non-GAAP measures in our analysis of FNB's performance. Some of these non-GAAP measures exclude goodwill and core deposit premiums from the calculations of return on average assets and return on average equity. We believe presentations of financial measures excluding the impact of goodwill and core deposit premiums provide useful supplemental information that is essential to a proper understanding of the operating results of our core businesses. In addition, certain designated net interest income amounts are presented on a taxable equivalent basis. We believe that the presentation of net interest income on a taxable equivalent basis aids in the comparability of net interest income arising from taxable and tax-exempt sources. Further, we use other non-GAAP measures that exclude preferred stock and common stock warrants to report equity available to holders of our common stock. We believe that measures that exclude these items provide useful supplemental information that enhances an understanding of the equity that is available to holders of different classes of FNB's stock. Certain credit related and nonrecurring noninterest expense items are excluded from adjusted core noninterest expense in order to enhance comparability between years and to highlight trends in noninterest expenses. These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.
The non-GAAP financial measures used in this Report are “common shareholders' equity,” “tangible common shareholders' equity,” “tangible equity,” “tangible assets”, “tangible book value”, and "adjusted core noninterest expense". FNB's management, the entire financial services sector, bank stock analysts, and bank regulators use these non-GAAP measures in their analysis of our performance.

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

•
“Core Noninterest Expense (NIE)” is defined as total noninterest expense reduced by OREO expenses, loan collection expenses, nonrecurring items such as merger-related expense, mortgage servicing rights impairment, prepayment penalty on borrowings, goodwill impairment and loss on loans held for sale. This measure reduces noninterest expense by items which are elevated during periods of elevated problem asset activity and items which are nonrecurring in nature.

These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. The following reconciliation table provides a more detailed analysis of these non-GAAP measures.
Table 20
Non-GAAP Measures

(dollars in thousands, except per share data)	At and for the Year Ended December 31,
	2012	2011	2010	2009	2008
Total shareholders’ equity	$98,445	$129,015	$(28,837)	$98,359	$147,917
Less: Preferred stock	—	—	(56,424)	(48,205)	—
Less: Common stock warrant	—	—	(3,891)	(3,891)	—
Common shareholders’ equity	$98,445	$129,015	$(89,152)	$46,263	$147,917
Total shareholders’ equity	$98,445	$129,015	$(28,837)	$98,359	$147,917
Less:
Goodwill	(4,205)	(3,905)	—	—	(52,395)
Core deposit and other intangibles	(7,495)	(8,177)	(4,173)	(4,968)	(5,762)
Preferred stock	—	—	(56,424)	(48,205)	—
Common stock warrant	—	—	(3,891)	(3,891)	—
Tangible common shareholders’ equity	$86,745	$116,933	$(93,325)	$41,295	$89,760
Total shareholders’ equity	$98,445	$129,015	$(28,837)	$98,359	$147,917
Less:
Goodwill	(4,205)	(3,905)	—	—	(52,395)
Core deposit and other intangibles	(7,495)	(8,177)	(4,173)	(4,968)	(5,762)
Tangible shareholders’ equity	$86,745	$116,933	$(33,010)	$93,391	$89,760
Total assets	$2,151,565	$2,409,108	$1,902,369	$2,101,296	$2,044,434
Less:
Goodwill	(4,205)	(3,905)	—	—	(52,395)
Core deposit and other intangibles	(7,495)	(8,177)	(4,173)	(4,968)	(5,762)
Tangible assets	$2,139,865	$2,397,026	$1,898,196	$2,096,328	$1,986,277
Book value per common share	$4.56	$6.11	$(714.72)	$404.95	$1,294.34
Effect of intangible assets	(0.54)	(0.57)	(36.52)	(43.49)	(508.90)
Tangible book value per common share	$4.02	$5.54	$(751.24)	$361.46	$785.44
Total noninterest expense	$110,206	$125,040	$75,679	$111,615	$118,103
Less:
Other real estate owned expense	(27,883)	(51,424)	(14,532)	(3,472)	(610)
Goodwill impairment	—	—	—	(52,395)	(57,800)
Loan collection expense	(3,274)	(5,032)	(1,001)	(727)	(98)
Merger-related expense	(3,241)	(1,236)
Mortgage servicing rights impairment	—	—	(2,995)	—	—
Loss on sale of loans held for sale	—	(1,241)	—	—	—
Prepayment penalty on borrowings	—	(1,605)	(959)	—	—
Core noninterest expense	$75,808	$64,502	$56,192	$55,021	$59,595
Application of Critical Accounting Policies
FNB's accounting policies are in accordance with GAAP and with general practice within the banking industry and are fundamental to understanding management's discussion and analysis of results of operations and financial condition. Our significant accounting policies are discussed in detail in Note 1 of the consolidated financial statements.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of OREO, carrying value of investment securities, business combinations, purchased loan accounting and treatment of deferred tax assets.
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
Purchased Loan Accounting
Purchased impaired ("PI") loans are recorded at fair value at acquisition date. Therefore, amounts deemed uncollectible at acquisition date become part of the fair value determination and are excluded from the allowance for loan and lease losses. Following acquisition, we periodically review PI loans to determine if changes in estimated cash flows have occurred. Subsequent decreases in the amount expected to be collected result in a provision for loan losses with a corresponding increase in the allowance for loan losses, or a decrease in yield when there is only a timing difference in expected cash flows. Subsequent increases in the amount expected to be collected result in a reversal of any previously recorded provision for loan losses and related allowance for loan losses, if any, or prospective adjustment to the accretable yield if no provision for loan losses had been recorded.
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
A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the increased credit losses, FNB continues to be in a three-year cumulative pre-tax loss position as of December 31, 2012. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset, which is difficult to overcome. FNB's estimate of the realization of its deferred tax assets was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years and estimated unrealized losses in the available-for-sale investment portfolio. In total, FNB has a gross deferred tax asset of $177.6 million which is offset by a valuation allowance of $176.8 million. FNB did not consider future taxable income in determining the realizability of its deferred tax assets. FNB expects its income tax expense (benefit) will be negligible until profitability has been restored for a reasonable time and such profitability is considered sustainable. At that time, the valuation allowance would be reversed. Reversal of the valuation allowance requires a great deal of judgment and will be based on the circumstances that exist as of that future date. If future events differ significantly from our current forecasts, we may need to increase this valuation allowance, which could have a material adverse effect on the results of operations and financial condition.
The Merger was considered a change in control for Granite Corp. under Internal Revenue Code Section 382 and the Regulations, thereunder. Accordingly, we are required to evaluate potential limitation or deferral of its ability to carryforward pre-acquisition net operating losses and to determine the amount of net unrealized built-in losses (“NUBIL”), which may be subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, NUBIL realized within 5 years of the change in control are subject to potential limitation, which for us is October 20, 2016. Through that date, we will continue to analyze our ability to utilize such losses to offset anticipated future taxable income, however, this estimate will not be known until the five-year recognition period expires. Losses limited under these provisions are generally limited to a carryforward period of 20 years, subject to the annual limitation and expire if not used by the end of that period. As of December 31, 2012, total deferred tax assets attributable to Granite Corp. and subsidiaries were approximately $35.7 million which is offset by a valuation allowance of $35.0 million. We anticipate that some of these benefits from the net operating losses and built-in losses will not ultimately be realized; however, that amount is subject to continuing analysis and has not yet been determined.
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
FNB’s Asset/Liability Management Committee (“ALCO”), which includes senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk. The banks’ current interest rate risk position is determined by measuring the anticipated change in net interest income over a 24-month horizon assuming a ramped increase or decrease in all interest rates equally over the 24 month time horizon.The following table shows FNB’s estimated net interest income profile for the 12-month period beginning December 31, 2012.

Changes in Interest Rates (basis points)	Percentage Change in Net Interest Income – 12 Months
+200	+6.83%
+100	+4.02%
-100	-2.02%
-200	-2.77%
ALCO also monitors the sensitivity of FNB’s economic value of equity (“EVE”) due to sudden and sustained changes in market rates. The EVE ratio, measured on a static basis at the current period end, is calculated by dividing the economic value of equity by the economic value of total assets. ALCO monitors the change in EVE on a percentage change basis.
The following table estimates changes in EVE for given changes in interest rates as of December 31, 2012.

Change in Interest Rates (basis points)	Percentage Change in EVE
+200	-0.81%
+100	+1.28%
-100	-6.86%
-200	-12.67%
We are in compliance with our internal policy on both changes in net interest income and on changes to EVE as of December 31, 2012. We consider our risks to changes in interest rates to be low.

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
Quarterly Financials

(dollars in thousands, except per share data)	2012
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$18,356	$19,207	$20,432	$19,993
Interest expense	3,507	4,005	4,383	4,813
Net interest income	14,849	15,202	16,049	15,180
Provision for loan losses	3,172	32	7,778	3,067
Net interest income after provision for loan losses	11,677	15,170	8,271	12,113
Noninterest income	6,957	4,643	6,532	3,826
Noninterest expense	25,841	24,602	32,915	26,848
Loss from continuing operations, before income taxes	(7,207)	(4,789)	(18,112)	(10,909)
Income taxes expense/(benefit) - continuing operations	(911)	(77)	26	(77)
Net loss from continuing operations	(6,296)	(4,712)	(18,138)	(10,832)
Loss from discontinued operations, net of tax	—	—	—	(27)
Net loss to common shareholders	$(6,296)	$(4,712)	$(18,138)	$(10,859)
Basic and diluted:
Net loss per common share from continuing operations	$(0.29)	$(0.22)	$(0.86)	$(0.51)
Net loss per common share from discontinued operations	—	—	—	—
Net loss to common shareholders per share	(0.29)	(0.22)	(0.86)	(0.51)
	2011
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$19,117	$13,355	$15,190	$15,469
Interest expense	5,700	5,616	5,998	6,262
Net interest income	13,417	7,739	9,192	9,207
Provision for loan losses	6,418	7,181	33,580	20,183
Net interest (loss)/income after provision for loan losses	6,999	558	(24,388)	(10,976)
Noninterest income	4,908	10,080	3,285	3,697
Noninterest expense	42,646	23,200	26,330	32,864
Loss from continuing operations, before income taxes	(30,739)	(12,562)	(47,433)	(40,143)
Income taxes expense/(benefit) - continuing operations	(111)	1,328	(448)	(128)
Net loss from continuing operations	(30,628)	(13,890)	(46,985)	(40,015)
Loss from discontinued operations, net of tax	(74)	(40)	(1,989)	(3,693)
Net loss	(30,702)	(13,930)	(48,974)	(43,708)
Preferred stock dividends	47,792	(1,093)	(1,087)	(1,020)
Net income/(loss) to common shareholders	$17,090	$(15,023)	$(50,061)	$(44,728)
Basic and diluted:
Net income/(loss) per common share from continuing operations	$1.05	$(131.06)	$(420.71)	$(359.18)
Net loss per common share from discontinued operations	—	(0.35)	(17.41)	(32.32)
Net income/(loss) to common shareholders per share	1.05	(131.41)	(438.12)	(391.50)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors
FNB United Corp. and Subsidiaries
Asheboro, North Carolina
We have audited the accompanying consolidated balance sheets of FNB United Corp. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNB United Corp. and Subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FNB United Corp. and Subsidiaries internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Dixon Hughes Goodman LLP
Charlotte, North Carolina
March 8, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors
FNB United Corp. and Subsidiaries
Asheboro, North Carolina
We have audited FNB United Corp. and Subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, FNB United Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of FNB United Corp. and Subsidiaries as of December, 31, 2012 and 2011 and for each of the years in the three year period ended December 31, 2012, and our report dated March 8, 2013 expressed an unqualified opinion on those consolidated financial statements.
We do not express an opinion or any other form of assurance on management’s statement referring to compliance with designated laws and regulations related to safety and soundness.
/s/ Dixon Hughes Goodman LLP
Charlotte, North Carolina
March 8, 2013

FNB United Corp. and Subsidiaries
Consolidated Balance Sheets

(dollars in thousands, except share and per share data)	December 31, 2012	December 31, 2011
Assets
Cash and due from banks	$38,552	$35,773
Interest-bearing bank balances	201,058	517,643
Investment securities:
Available-for-sale, at estimated fair value (amortized cost of $558,818 in 2012 and $430,836 in 2011)	564,850	431,306
Loans held for sale	6,974	4,529
Loans held for investment	1,177,035	1,217,535
Less: Allowance for loan losses	(29,314)	(39,360)
Net loans held for investment	1,147,721	1,178,175
Premises and equipment, net	52,725	53,763
Other real estate owned and property acquired in settlement of loans	63,131	110,386
Core deposit premiums and other intangibles	7,495	8,177
Goodwill	4,205	3,905
Bank-owned life insurance	38,792	37,515
Other assets	26,062	27,691
Assets from discontinued operations	—	245
Total Assets	$2,151,565	$2,409,108
Liabilities
Deposits:
Noninterest-bearing demand deposits	$251,235	$234,673
Interest-bearing deposits:
Demand, savings and money market deposits	892,576	849,828
Time deposits of $100,000 or more	290,166	394,431
Other time deposits	473,011	650,179
Total deposits	1,906,988	2,129,111

Retail repurchase agreements	8,675	8,838
Federal Home Loan Bank advances	58,328	58,370
Junior subordinated debentures	56,702	56,702
Other liabilities	22,427	25,980
Liabilities from discontinued operations	—	1,092
Total Liabilities	2,053,120	2,280,093
Shareholders' Equity
Preferred stock Series A, $10.00 par value; authorized 200,000 shares, no shares issued and outstanding in 2012 and 2011 at $1,000 stated value	—	—
Preferred stock, $1.00 par value, authorized 15,000,000 shares, no shares issued in 2012 and 2011	—	—
Common stock, no par value; authorized 2,500,000,000 shares, issued 21,698,115 shares in 2012 and 21,102,668 shares in 2011	460,955	455,166
Accumulated deficit	(362,187)	(322,182)
Accumulated other comprehensive loss	(323)	(3,969)
Total Shareholders' Equity	98,445	129,015
Total Liabilities and Shareholders' Equity	$2,151,565	$2,409,108
See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries
Consolidated Statements of Operations

(dollars in thousands, except share and per share data)	Years Ended December 31,
	2012	2011	2010
Interest Income
Interest and fees on loans	$65,987	$52,481	$68,255
Interest and dividends on investment securities:
Taxable income	10,778	9,484	11,976
Non-taxable income	—	346	1,551
Other interest income	1,223	820	503
Total interest income	77,988	63,131	82,285
Interest Expense
Deposits	14,074	19,679	24,911
Retail repurchase agreements	29	52	98
Federal Home Loan Bank advances	1,448	2,547	3,517
Federal funds purchased	—	—	4
Other borrowed funds	1,157	1,298	2,105
Total interest expense	16,708	23,576	30,635
Net Interest Income before Provision for Loan Losses	61,280	39,555	51,650
Provision for loan losses	14,049	67,362	132,755
Net Interest Income/(Loss) after Provision for Loan Losses	47,231	(27,807)	(81,105)
Noninterest Income
Service charges on deposit accounts	7,080	6,203	7,358
Mortgage loan income	2,065	7	2,120
Cardholder and merchant services income	4,579	3,182	3,000
Trust and investment services	1,036	1,163	1,946
Bank owned life insurance	1,195	1,203	988
Other service charges, commissions and fees	1,128	770	1,067
Securities gains, net	4,121	7,298	10,647
Gain/(Loss) on fair value swap	—	(339)	273
Gain on extinguishment of debt	—	1,625	—
Other income	754	858	223
Total noninterest income	21,958	21,970	27,622
Noninterest Expense
Personnel expense	40,051	27,725	25,931
Net occupancy expense	6,461	4,933	4,768
Furniture, equipment and data processing expense	8,721	6,648	6,744
Professional fees	5,266	7,335	3,680
Stationery, printing and supplies	637	471	491
Advertising and marketing	957	645	1,479
Other real estate owned expense	27,883	51,424	14,532
Credit/debit card expense	1,717	1,674	1,715
FDIC insurance	3,499	6,706	5,856
Loan collection expense	3,274	5,032	1,001
Merger-related expense	3,241	1,236	—
Mortgage servicing rights impairment	—	—	2,995
Prepayment penalty on borrowings	—	1,605	959
Loss on sale of loans held for sale	—	1,241	—
Core deposit intangible amortization	1,407	896	795
Other expense	7,092	7,469	4,733
Total noninterest expense	110,206	125,040	75,679
Loss from continuing operations, before income taxes	(41,017)	(130,877)	(129,162)
Income tax expense (benefit) - continuing operations	(1,039)	641	1,259
Loss from continuing operations, net of tax	(39,978)	(131,518)	(130,421)
Loss from discontinued operations, net of tax	(27)	(5,796)	(1,406)
Net loss	(40,005)	(137,314)	(131,827)
Preferred stock gain on retirement, net of accretion, and dividends	—	44,592	(3,294)
Net loss to common shareholders	$(40,005)	$(92,722)	$(135,121)

Weighted average number of common shares outstanding - basic and diluted	21,368,460	4,196,926	114,240
Net loss per common share from continuing operations - basic and diluted	(1.87)	(20.71)	(1,170.47)
Net loss per common share from discontinued operations - basic and diluted	—	(1.38)	(12.31)
Net loss per common share - basic and diluted	(1.87)	(22.09)	(1,182.78)
See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries
Consolidated Statements of Comprehensive Loss

(dollars in thousands)	Years Ended December 31,
	2012	2011	2010
Net loss	$(40,005)	$(137,314)	$(131,827)
Other comprehensive income:
Unrealized gains arising from termination of supplemental executive retirement plans	440	—	—
Tax effect	(173)	—	—
Unrealized gains arising from termination of supplemental executive retirement plans, net of tax	267	—	—
Unrealized holdings gains arising during the period on available-for-sale securities	9,684	8,634	1,563
Tax effect	(3,824)	(3,409)	(617)
Unrealized holdings gains arising during the period on available-for-sale securities, net of tax	5,860	5,225	946
Unrealized holding gains arising during the period on reclassifying held-to-maturity securites to available-for-sale securities	—	—	3,478
Tax effect	—	—	(1,373)
Unrealized holding gains arising during the period on reclassifying held-to-maturity securites to available-for-sale securities	—	—	2,105
Reclassification adjustment for gain on available-for-sale securities included in net income	(4,121)	(7,296)	(10,644)
Tax effect	1,627	2,881	4,203
Reclassification adjustment for gain on available-for-sale securities included in net income, net of tax	(2,494)	(4,415)	(6,441)
Interest rate swap	—	—	411
Tax effect	—	—	(162)
Interest rate swap, net of tax	—	—	249
Change in pension and post retirement liability	22	(1,798)	922
Tax effect	(9)	710	(364)
Change in pension and post-retirement liability, net of tax	13	(1,088)	558
Other comprehensive income/(loss), net of tax	$3,646	$(278)	$(2,583)
Comprehensive loss	$(36,359)	$(137,592)	$(134,410)

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(dollars in thousands, except share and						Retained	Accumulated
per share data)	Preferred Stock		Common Stock		Common Stock	Earnings/ (Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Warrant	Deficit)	Loss	Total
Balance, December 31, 2009	51,500	$48,205	11,426,413	$143,605	$3,891	$(96,234)	$(1,108)	$98,359
Comprehensive loss:
Net loss	—	—	—	—	—	(131,827)	—	(131,827)
Other comprehensive income, net of tax	—	—	—	—	—	—	(2,583)	(2,583)
Total comprehensive loss								(134,410)
Issuance of preferred stock, series A	7,500,000	7,500	—	—	—	—	—	7,500
Accretion of discount on preferred stock	—	719	—	—	—	(719)	—	—
Cash dividends declared on Series A preferred stock, $12.50 per share	—	—	—	—	—	(315)	—	(315)
Stock options:
Compensation expense recognized	—	—	—	32	—	—	—	32
Restricted stock:
Shares issued/(terminated), subject to restriction	—	—	(2,023)	(21)	—	—	—	(21)
Compensation expense recognized	—	—	—	18	—	—	—	18
Balance, December 31, 2010	7,551,500	$56,424	11,424,390	$143,634	$3,891	$(229,095)	$(3,691)	$(28,837)
Comprehensive loss:
Net loss	—	—	—	—	—	(137,314)	—	(137,314)
Other comprehensive income, net of tax	—	—	—	—	—	—	(278)	(278)
Total comprehensive loss								(137,592)
Issuance of preferred stock, series A	5,000,000	5,000	—	—	—	—	—	5,000
Accretion of discount on preferred stock	—	571	—	—	—	(571)	—	—
Repurchase and retirement of preferred stock	(12,500,000)	(12,500)	—	—	—	9,375	—	(3,125)
Conversion of Series A preferred stock to common stock	(51,500)	(49,495)	108,555,303	17,014	(3,891)	36,179	—	(193)
Issuance of common stock, net of costs of $20,429	—		1,937,506,282	289,571	—	—	—	289,571
Issuance of common stock to shareholders of acquired company	—	—	52,159,413	4,924	—	—	—	4,924
Cash dividends declared on preferred stock, $0.06 per share	—	—	—	—	—	(756)	—	(756)
Stock options:
Compensation expense recognized	—	—	—	23	—	—	—	23
Restricted stock:
Shares issued/terminated, subject to restriction	—	—	(518)	—	—	—	—	—
Adjustment for 1:100 reverse stock split	—	—	(2,088,542,202)	—	—	—	—	—
Balance, December 31, 2011	—	$—	21,102,668	$455,166	$—	$(322,182)	$(3,969)	$129,015
Comprehensive loss:
Net loss	—	—	—	—	—	(40,005)	—	(40,005)

Consolidated Statements of Shareholders' Equity, continued

Other comprehensive income, net of tax	—	—	—	—	—	—	3,646	3,646
Total comprehensive loss								(36,359)
Stock options:
Compensation expense recognized	—	—	—	3	—	—	—	3
Expense related to 2011 issuance of common stock	—	—	—	(911)	—	—	—	(911)
Return of common stock not received for fractional shares rounding purposes in the 1:100 reverse stock split	—	—	(586)	—	—	—	—	—
Exercise of warrants related to stock offering	—	—	186	3	—	—	—	3
Issuance of restricted stock awards	—	—	110,059	—	—	—	—	—
Stock offering, net of issuance costs of $379	—	—	485,788	6,694	—	—	—	6,694
Balance, December 31, 2012	—	$—	21,698,115	$460,955	$—	$(362,187)	$(323)	$98,445

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries
Consolidated Statements of Cash Flows

(dollars in thousands)	Year Ended December 31,
	2012	2011	2010
Operating Activities
Net loss	$(40,005)	$(137,314)	$(131,827)
Net loss from discontinued operations	(27)	(5,796)	(1,406)
Net loss from continuing operations	(39,978)	(131,518)	(130,421)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	3,794	3,321	3,649
Provision for loan losses	14,049	67,362	132,755
Deferred income taxes	(1,039)	641	1,259
Deferred loan fees and costs, net	(2,714)	(760)	(775)
Premium amortization and discount accretion of investment securities, net	8,273	3,869	(3,814)
Net gain on sale of investment securities	(4,121)	(7,298)	(10,647)
Amortization of core deposit premiums	1,407	896	795
Net accretion of purchase accounting adjustments	(24,813)	(1,731)	—
Stock compensation expense	3	23	50
Increase in cash surrender value of bank-owned life insurance, net	(1,277)	(1,115)	(1,085)
Loans held for sale:
Origination of loans held for sale	(86,611)	—	(118,251)
Net proceeds from sale of loans held for sale	80,975	17,966	128,403
Net loss/(gain) on sale of loans held for sale	(1,338)	1,241	(2,120)
Mortgage servicing rights capitalized	(750)	—	(1,340)
Mortgage servicing rights amortization and impairment	24	117	3,748
Net gain on sale of premises and equipment	—	(15)	—
Gain on retirement of subordinated debt	—	(1,625)	—
Net loss on sales and write-downs of other real estate owned	21,787	44,249	9,939
Changes in assets and liabilities:
Decrease in accrued interest receivable and other assets	334	20,781	5,211
Increase (decrease) in accrued interest payable and other liabilities	(3,092)	5,443	2,279
Net cash (used in)/provided by operating activities of continuing operations	(35,087)	21,847	19,635
Net effect of discontinued operations	(874)	31,885	12,554
Net cash (used in)/provided by operating activities	(35,961)	53,732	32,189
Investing Activities
Available-for-sale securities:
Proceeds from sales	212,609	290,491	214,181
Proceeds from maturities, calls and principal repayments	147,209	77,486	100,694
Purchases	(490,447)	(302,830)	(291,341)
Held-to-maturity securities:
Proceeds from maturities, calls and principal repayments	—	—	6,184
Net decrease in loans held for investment	20,000	179,854	91,230
Proceeds from sales of loans held for investment	—	25,503	33,505
Proceeds from sales of other real estate owned	50,780	57,634	10,981
Improvements to other real estate owned	(26)	—	(363)
Adjustment to goodwill from valuation adjustment on acquired OREO	(300)	—	—
Purchases of premises and equipment	(2,889)	(2,696)	(750)
Proceeds from sales of premises and equipment	58	334	—
Proceeds from sale of mortgage servicing rights	—	2,242	—
Net cash received in (paid for) acquisition	(911)	99,126	—
Net cash (used in) provided by investing activities of continuing operations	(63,917)	427,144	164,321
Net effect of discontinued operations	—	354	(232)
Net cash (used in) provided by investing activities	(63,917)	427,498	164,089

Consolidated Statements of Cash Flows, continued

(dollars in thousands)	Year Ended December 31,
	2012	2011	2010
Financing Activities
Net decrease in deposits	(220,420)	(286,318)	(25,738)
Decrease in retail repurchase agreements	(163)	(790)	(3,964)
Decrease in Federal Home Loan Bank advances	(42)	(86,115)	(23,036)
Decrease in Federal funds purchased	—	—	(10,000)
Repayment of subordinated debt	—	(875)	—
Repurchase and retirement of preferred stock	—	(3,125)	—
Issuance of common stock, net of expense	6,694	289,571	—
Exercise of warrants related to stock offering	3	—	—
Cash dividends paid on preferred stock	—	(756)	—
Cash dividends paid on Series A preferred stock	—	—	(644)
Net cash used in financing activities of continuing operations	(213,928)	(88,408)	(63,382)
Net effect of discontinued operations	—	—	—
Net cash used in financing activities	(213,928)	(88,408)	(63,382)
Net (Decrease) Increase in Cash and Cash Equivalents	(313,806)	392,822	132,896
Cash and Cash Equivalents at Beginning of Period	553,416	160,594	$27,698
Cash and Cash Equivalents at End of Period	$239,610	$553,416	160,594

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$16,234	$24,230	$30,516
Income taxes, net of refunds	—	—	645
Noncash transactions:
Foreclosed loans transferred to other real estate owned	32,565	132,546	47,808
Loans to facilitate the sale of other real estate owned	7,211	1,148	—
Transfer of loans from held for investment to held for sale	600	31,832	—
Transfer of loans from held for sale to held for investment	3,885	—	—
Unrealized securities gains/(losses), net of income taxes	3,366	810	(3,390)
Conversion of subordinated debt to preferred stock	—	5,000	7,500
Employee benefit plan costs, net of income taxes	280	(1,088)	558
Unrealized gains on interest rate swaps	—	—	249
Gain on repurchase and retirement of preferred stock	—	9,375	—
Conversion of Series A preferred stock to common stock	—	8,982	—
Exchange of unaccrued dividend on Series A preferred stock to common stock	—	4,334	—
Warrant agreement adjustment	—	3,891	—
Gain on conversion of Series A preferred stock to common stock	—	38,625	—
Assets acquired in business combination	—	724,452	—
Liabilities assumed in business combination	—	723,433	—
See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
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

On March 1, 2013, we filed an application to merge Granite into CommunityOne. Subject to regulatory approval, we expect to complete the bank merger in the second quarter of 2013.

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
During the first quarter of 2012, FNB implemented a purchased impaired loan accounting system and finalized its methodology to allocate the fair value of acquired loans in pools to individual loans for purposes of several of the loan disclosure tables in Notes 7 to the consolidated financial statements. In order to present these tables for prior periods on a comparable basis to current period tables in these consolidated financial statements, we have reclassified certain amounts as of December 31, 2011 in the tables between loan portfolio segments and classes, between performing and impaired acquired loans, and between risk grade categories. These reclassifications have no effect on net income, the loan fair value mark, total loans or shareholders' equity as of or for the period ended December 31, 2011.

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
We intend to hold securities classified as available-for-sale securities for an indefinite period of time but may sell them prior to maturity. All other securities, which FNB has the positive intent and ability to hold to maturity, are classified as held-to-maturity securities. FNB reclassified the held-to-maturity securities portfolio to available-for-sale on May 3, 2010 in order to provide additional liquidity to CommunityOne. At December 31, 2012 and December 31, 2011, respectively, we have no securities in the held-to-maturity portfolio.
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

Loans Held for Sale
From 2009 through the third quarter 2010, we originated residential mortgage loans, through our branch mortgage channel, under various loan programs which were sold in the secondary market. We re-entered that business in the second quarter of 2012. At December 31, 2012, loans held for sale consist of such residential mortgage loans which have not yet been sold. At December 31, 2011, loans held for sale represent problem commercial loans reclassified from loans held for investment that either are or were under contract to be sold. The loans held for sale are carried at the aggregate lower of cost or fair value less estimated costs to sell.
Loans are generally sold without recourse. Gains or losses on loan sales are recognized at the time of sale, are determined by the difference between net sales proceeds and the carrying value of the loan sold, and are included in mortgage loan income.
Loans Held for Investment
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
For all loan classes, a nonaccrual loan may be returned to accrual status when we can reasonably expect continued timely payments until payment in full. All prior arrearage does not have to be eliminated, nor do all previously charged-off amounts need to have been recovered, but the loan can still be returned to accrual status if the following conditions are met: (1) all principal and interest amounts contractually due (including arrearage) are reasonably assured of repayment within a reasonable period; and (2) there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms involving payments of cash or cash equivalents.
At the time a loan is placed on nonaccrual, all accrued, unpaid interest is charged-off, unless it is documented that repayment of all principal and presently accrued but unpaid interest is probable. Charge-offs of accrued and unpaid interest are taken against the current year's interest income. They are not charged to the current ALL.
For all classes within all loan portfolios, cash receipts received on nonaccrual loans are applied entirely against principal until the loan has been collected in full, after which time any additional cash receipts are recognized as interest income.
Charge-off of Uncollectible Loans - For all loan classes, as soon as any loan becomes uncollectible, the loan will be charged down or charged off as follows:

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
Acquired Loans
Certain performing loans acquired through business combinations that do not meet the specific criteria of ASC 310-30, but for which a discount is attributable at least in part to credit quality, are also accounted for under this guidance. As a result, related discounts are recognized subsequently through accretion based on the expected cash flow of the PC loans. The fair value of the loan is the present value of expected future cash flows at the acquisition date. The difference between the expected cash flows and the fair value is known as the accretable yield which is recognized as interest income over the remaining life of each PC loan when there is a reasonable expectation about the timing and amount of such cash flows.
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
Adjustments to loan values in future periods may occur based on management’s expectation of future cash flows over the lives of the PC loans.
We have elected to account for the Granite portfolio under ASC 310-30, with the exception of performing revolving consumer and commercial loans, which are being accounted for under ASC 310-20. At December 31, 2012 an ALL of $5.4 million was required for the acquired Granite loans. At December 31, 2011, no ALL was required for the acquired Granite loans. In addition, the acquired Granite loans are recorded on an accruing basis. We recorded $20.5 million and $4.8 million in accretable yield during 2012 and 2011, respectively, on the Granite loans.
Allowance for Loan Losses
The ALL, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management’s best estimate of probable loan losses to be incurred as of the balance sheet date. FNB’s ALL is also assessed quarterly by management. This assessment includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group, as determined by FNB's portfolio segments. Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used.

The reserve for unfunded commitments, which is included in other liabilities, is calculated by determining the unfunded commitment and multiplying that balance by the historical loss rate (including Q & E factors). The following describes our method for determining the unfunded commitment.:

•	Straight Lines of Credit: Unfunded balance of line of credit

•	Revolving Lines of Credit: Average Utilization (for last 12 months) less Current Utilization

•	Letters of Credit – a 10% utilization is applied

The expected usage percentage is multiplied by the historical losses and Q&E factors for each loans pool as defined in the regular ALL calculation to determine the appropriate level of reserve.
Historical Loss Rates: As of September 30, 2012, FNB has elected to change the method it uses to calculate the historical loss rates and qualitative and environmental factors in its ALL. FNB had previously calculated the ALL using historical loss factors based on the risk-graded pool to which the loss was assigned at quarter-end four quarters prior to the loss. Historical loss rates are now calculated by associating losses to the risk-graded pool to which they relate for each of the previous eight quarters. Then, using a 25-quarter look back period, loss factors are calculated for each risk-graded pool.
Q&E Loss Factors: The methodology incorporates various internal and external qualitative and environmental factors as described in the Interagency Policy Statement on the Allowance for Loan and Lease Losses dated December 2006. Input for these factors is determined on the basis of management observation, judgment, and experience. The factors utilized by FNB for all loan classes are as follows:

a)	Standard – Accounts for inherent uncertainty in using the past as a predictor of the future. Uniform across all segments.

b)	Volume – Accounts for historical growth characteristics of the portfolio over the loss recognition period.

c)	Terms – Measures risk derived from granting terms outside of policy and underwriting guidelines.

d)	Staff – Reflects staff competence in various types of lending.

e)	Delinquency – Reflects increased risk deriving from higher delinquency rates.

f)	Nonaccrual – Reflects increased risk of loans with characteristics that merit nonaccrual status.

g)	Migration – Accounts for the changing level of risk inherent in loans as they migrate into, or away from, more adverse risk grades.

h)	Concentration – Measures increased risk derived from concentration of credit exposure in particular industry segments within the portfolio.

i)	Production – Measures impact of growth and potential risk derived from new loan production.

j)	Process – Measures increased risk derived from more demanding processing requirements directed towards risk mitigation.

k)	Economic – Impact of general and local economic factors are the largest single factor affecting portfolio risk and effect is felt uniformly across pools.

l)	Competition – Measures risk associated with FNB's potential response to competitors’ relaxed credit requirements.

m)	Regulatory and Legal – Measures risk from exposure to regulations, legislation, and legal code that result in increased risk of loss.
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
Reserves are generally divided into three allocation segments:

1.
Individual Reserves. These are calculated against loans evaluated individually and deemed most likely to be impaired. Management determines which loans will be considered for potential impairment review. This does not mean that an individual reserve will necessarily be calculated for each loan considered for impairment, only for those noted during this process as likely to have a loss. Loans to be considered will generally include:

•	All commercial loans classified substandard or worse

•	Any other loan in a nonaccrual status

•	Any loan, consumer or commercial, that has already been modified such that it meets the definition of Troubled Debt Restructurings (“TDR”)

•	Any loan for which the customer has filed Bankruptcy when the customer does not reaffirm the debt.
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

2.
Formula Reserves. Formula reserves are held against loans evaluated collectively. Loans are grouped by type or by risk grade, or some combination of the two. Loss estimates are based on historical loss rates for each respective loan group.

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
FNB lends primarily in North Carolina. As of December 31, 2012, a substantial majority of the principal amount of the loans held for investment in its portfolio was to businesses and individuals in North Carolina. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the ALL. Management believes the ALL is adequate to cover estimated losses on loans at each balance sheet date.
In addition, as an integral part of the examination process, the OCC periodically reviews CommunityOne’s ALL and the FDIC reviews Granite’s ALL. The OCC or the FDIC may require CommunityOne or Granite, as the case may be, to recognize adjustments to the allowance based on its judgment about information available to it at the time of its examination.
Other Real Estate Owned
Other real estate owned, or OREO, represents properties acquired through foreclosure or deed in lieu thereof. The property is classified as held for sale. The property is initially carried at fair value based on recent appraisals, less estimated costs to sell. Declines in the fair value of properties included in other real estate below carrying value are recognized by a charge to income.
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
Mortgage Servicing Rights (“MSRs”)
The rights to service mortgage loans for others are included in other assets on the consolidated balance sheet. MSRs are recorded at fair value on an ongoing basis, with changes in fair value recorded in the results of operations. A fair value analysis of MSRs is performed on a quarterly basis. In accordance with instructions from Fannie Mae, CommunityOne entered into an agreement on December 29, 2010 to sell mortgage servicing rights on approximately $492.9 million of loans serviced for Fannie Mae and recognized a loss of $3.0 million, including transaction costs. CommunityOne continued to service these loans until January 31, 2011. CommunityOne resumed the sale of mortgage loans to Fannie Mae beginning in the second quarter of 2012, following Fannie Mae's approval of CommunityOne as a Seller Servicer.
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
A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the increased credit losses, FNB continues to be in a three-year cumulative pre-tax loss position as of December 31, 2012. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset, which is difficult to overcome. FNB’s estimate of the realization of its deferred tax assets was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years and estimated unrealized losses in the available-for-sale investment portfolio. FNB did not consider future taxable income in determining the realizability of its deferred tax assets. FNB expects its income tax expense (benefit) will be negligible for the next several quarters until profitability has been restored for a reasonable time and such profitability is considered sustainable. At that time, the valuation allowance would be reversed. Reversal of the valuation allowance requires a great deal of judgment and will be based on the circumstances that exist as of that future date. If future events differ significantly from FNB’s current forecasts, FNB may need to increase this valuation allowance, which could have a material adverse effect on the results of operations and financial condition. See also Note 11 for discussion of the impact on deferred taxes associated with the Merger.
Earnings per Share (“EPS”)
As required for entities with complex capital structures, a dual presentation of basic and diluted EPS is included on the face of the statements of operations, and a reconciliation is provided in a footnote of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. See also Note 17 for discussion of the one-for-one hundred reverse stock split and its impact on share and per share amounts.
Comprehensive Income
Comprehensive income is defined as the change in equity of an enterprise during a period from transactions and other events and circumstances from non-owner sources and, accordingly, includes both net income and amounts referred to as other comprehensive income. The items of other comprehensive income are included in the consolidated statement of comprehensive loss. The accumulated balance of other comprehensive loss is included in the shareholders’ equity section of the consolidated balance sheet. FNB’s components of accumulated other comprehensive loss for each period presented include unrealized gains (losses) on investment securities classified as available-for-sale, and the effect of the defined benefit pension and other postretirement plans for employees.

For the twelve months ended December 31, 2012 and 2011, total other comprehensive loss was $(36.4) million and $(137.6) million, respectively. The deferred income tax benefit/(liability) related to the components of other comprehensive loss amounted to $0.2 million and $2.6 million respectively, for the same periods as previously mentioned.
The accumulated balances related to each component of other comprehensive loss are as follows:

(dollars in thousands)	December 31, 2012		December 31, 2011
	Pretax	After-tax	Pretax	After-tax
Net unrealized securities gains/(losses)	$6,032	$3,650	$470	$284
Pension, other postretirement and postemployment benefit plan adjustments	(6,566)	(3,973)	(7,027)	(4,253)
Accumulated other comprehensive loss	$(534)	$(323)	$(6,557)	$(3,969)
Employee Benefit Plans
FNB has maintained a defined benefit pension plan. Pension costs, which are actuarially determined using the projected unit credit method, are charged to current operations. Pension costs of $0.4 million, $0.4 million, and $0.6 million were recognized during 2012, 2011 and 2010, respectively. Annual funding contributions are made up to the maximum amounts allowable for Federal income tax purposes. See Note 14 “Employee Benefit Plans” for additional information on all benefit plans described below.
The pension plan was frozen in 2006 and no additional employees are eligible to enter the plan. Employees who had obtained certain age and service qualifications continued to accrue benefits through December 31, 2010. Benefits are based on the employee’s compensation, years of service and age at retirement.
FNB has maintained a noncontributory, nonqualified supplemental executive retirement plan (“SERP”), covering certain executive employees. Annual benefits payable under the SERP are based on factors similar to those for the pension plan, with offsets related to amounts payable under the pension plan and social security benefits. SERP costs, which are actuarially determined using the projected unit credit method and recorded on an unfunded basis, are charged to current operations and credited to a liability account on the consolidated balance sheet. In 2010, the Board of Directors approved an amendment to the plan which stopped additional benefit accrual under the SERP after December 31, 2010. This action did not impact a participant's vested or accrued benefit in the plan. In September 2012, the Board of Directors approved an amendment to terminate the Plan. The amendment provides for lump sum cash distributions of participant benefits in accordance with Internal Revenue Code Section 409A. These payments shall be made no earlier than one year after the termination date of the plan and no later than two years after plan termination. Based on the decision to terminate the SERP by providing a lump sum settlement in 2013, a deferred gain of $0.4 million was recorded in other comprehensive income in 2012.

FNB has maintained a postretirement benefit plan, which provides medical and life insurance benefits to retirees who obtained certain age and service requirements. Postretirement benefit costs, which are actuarially determined using the attribution method and recorded on an unfunded basis, are charged to current operations and credited to a liability account on the consolidated balance sheet. In conjunction with the modified freeze of the pension plan, the postretirement medical and life insurance plan was also amended. Effective December 31, 2006, no new employees are eligible to enter the postretirement medical and life insurance plan. Employees who had obtained certain age and service qualifications continued to accrue benefits through December 31, 2010. Benefits are based on the employee's years of service at retirement. Only employees who qualified for continued benefit accrual are eligible for benefits under this plan.

FNB has a matching retirement/savings plan which permits eligible employees to make contributions to the plan up to a specified percentage of compensation as defined by the plan. A portion of the employee contributions are matched by FNB based on the plan formula, which is $.50 for each dollar on the first 6% of eligible pay deferred by the employee under the plan. Additionally, commencing in 2007, FNB on a discretionary basis may make an annual contribution up to a specified percentage of compensation as defined by the plan to the account of each eligible employee. FNB did not make a discretionary contribution in 2012, 2011 or 2010. The matching and discretionary contributions amounted to $0.6 million in 2012, $0.4 million in 2011, and $0.5 million in 2010.
Granite has sponsored a tax-qualified profit-sharing and savings retirement plan covering substantially all Granite employees. Contributions to the plan are made at the discretion of the Board of Directors but may not exceed the maximum amount allowable for federal income tax purposes. There were no Company contributions made for the years ended December 31, 2012 and 2011. The plan permits eligible employees to make contributions to the plan up to a specified percentage of compensation as defined by the plan. Effective January 1, 2012 the plan was amended to provide a match on a portion of the employee contributions. The match is based on the plan formula, which is $.50 for each dollar on the first 6% of eligible pay deferred by the employee under the plan. In July 2012, the Granite plan and the FNB plan were merged together into an amended and restated CommunityOne 401(k) plan.
Granite has also sponsored a non-tax qualified profit-sharing supplemental executive retirement plan for certain executive officers, which allowed Granite to supplement the level of the executive officers' retirement incomes over that which is obtainable through the tax-qualified profit-sharing retirement plan sponsored by Granite. There was no expense for the years ended December 31, 2012 and 2011.  The plan was terminated in October, 2011 and two remaining balances were paid out in 2012. There are no future obligations under this plan.
Derivatives and Financial Instruments
A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. FNB uses derivatives primarily to manage interest rate risk related to mortgage servicing rights, and long-term debt. The fair value of derivatives in a gain or loss position is included in other assets or liabilities, respectively, on the Consolidated Statements of Operations.
FNB classifies its derivative financial instruments as either a hedge of an exposure to changes in the fair value of a recorded asset or liability, or a fair value hedge, or a hedge of an exposure to changes in the cash flows of a recognized asset, liability or forecasted transaction, or a cash flow hedge. FNB has master netting agreements with the derivatives dealers with which it does business, but reflects gross gains and losses on the Consolidated Income Statements and Balance Sheets.
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
See Note 19 for additional information related to derivatives and financial instruments.
Recent Accounting Pronouncements
Comprehensive Income - The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments became applicable to FNB on January 1, 2012 and were applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements. The remaining provisions of this update took effect for FNB on January 1, 2012, and FNB began to include Statements of Comprehensive Loss in its Forms 10-Q and 10-K.
Goodwill - In September 2011, the Intangibles topic was again amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. These amendments were effective for FNB on January 1, 2012, and had no impact on FNB's 2012 financial statements.
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
Fair Value Measurements - The Fair Value Measurement topic of the ASC was amended in May 2011 to clarify the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendment was effective for FNB on January 1, 2012, and the related disclosures are presented in Note 20.
FASB - From time to time, the Financial Accountings Standards Board (“FASB”) issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards.
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
Note 2 – Regulatory and Other Matters
Regulatory Actions
Consent Orders
On July 22, 2010, CommunityOne consented and agreed to the issuance of the CommunityOne Order, by the OCC. In the CommunityOne Order, CommunityOne and the OCC agreed as to areas of the bank’s operations that warrant improvement and a plan for making those improvements. The CommunityOne Order includes a capital directive, which requires CommunityOne to achieve and maintain minimum regulatory capital levels in excess of the statutory minimums to be well-capitalized, and a directive to develop a liquidity risk management and contingency funding plan. The CommunityOne Order also requires the development of various programs and procedures to improve CommunityOne’s asset quality. Specifically, the CommunityOne Order imposed the following requirements on CommunityOne:

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

CommunityOne has submitted all plans requested by the OCC and is adhering to the policies, procedures and processes it has put in place under the CommunityOne order to reduce classified assets, improve asset quality and to enhance bank operations that continue to warrant improvement, and continues to take affirmative steps to comply with the provisions of the CommunityOne Order. However, CommunityOne is not in compliance with the capital requirements contained in the CommunityOne Order. Any material failure of CommunityOne to comply with the CommunityOne Order could result in further enforcement action by the OCC.

On August 17, 2009, Granite consented and agreed to the issuance of the Granite Order, by the FDIC and North Carolina Commissioner of Banks (“NCCOB”). In the Granite Order, Granite and the OCC agreed as to areas of the bank’s operations that warrant improvement and a plan for making those improvements. The Granite Order includes a capital directive, which requires Granite to achieve and maintain minimum regulatory capital levels in excess of the statutory minimums to be well-capitalized, and a directive to develop a liquidity risk management and contingency funding plan. The Granite Order also requires the development of various programs and procedures to improve Granite’s asset quality.
The Granite Order was terminated by the FDIC, effective February 17, 2013. Nevertheless, Granite has continuing obligations to adhere to regulatory requirements relating to, among other things, maintenance of capital in excess of regulatory minimums, continued reduction of classified assets, improvement of asset quality and enhancement of bank operations that continue to warrant improvement. Granite's capital exceeds the regulatory capital levels that were set forth in the Granite Order, which are in excess of the statutory minimums to be well-capitalized.
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
The Written Agreement provides that neither FNB nor any of its subsidiaries shall incur, increase or guarantee any debt without FRBR approval. In addition, FNB must obtain the prior approval of the FRBR for the repurchase or redemption of its shares of stock. As required by the Written Agreement, FNB submitted to the FRBR a written plan to maintain sufficient capital at FNB on a consolidated basis, and annual statements of its planned sources and uses of cash for operating expenses and other purposes.
FNB has also reported to the FRBR on a quarterly basis regarding its progress in complying with the Written Agreement. The provisions of the agreement will remain effective and enforceable until they are stayed, modified, terminated or suspended in writing by the FRBR.
Capital
The CommunityOne Order requires CommunityOne to achieve and maintain Tier 1 leverage capital ratio of not less than 9% of adjusted total assets, and total risk-based capital of not less than 12% of risk-weighted assets. In addition, the Granite Order required Granite, prior to termination by the FDIC effective February 27, 2013, to achieve and maintain a Tier 1 leverage capital ratio of not less than 8% of adjusted total assets and total risk-based capital of not less than 12% of risk-weighted assets.
The minimum capital requirements to be characterized as “well-capitalized” and “adequately capitalized,” as defined by the prompt corrective action provision of federal law, the capital requirements required under the Orders, and each of CommunityOne’s and Granite’s capital ratios as of December 31, 2012 were as follows:

			Minimum Regulatory Requirement
					Pursuant to Order
	CommunityOne Bank	Bank of Granite	Adequately Capitalized	Well- Capitalized	CommunityOne Bank	Bank of Granite
Total risk-based capital ratio	11.40%	16.30%	8.00%	10.00%	12.00%	12.00%
Tier 1 risk-based capital ratio	10.13%	15.04%	4.00%	6.00%	9.00%	8.00%
Leverage capital ratio	6.17%	8.12%	4.00%	5.00%	9.00%	8.00%
As of December 31, 2012, Granite was in compliance with the capital requirements of the Granite Order, but CommunityOne was not in compliance with the capital requirements of the CommunityOne Order. CommunityOne has been designated as “adequately capitalized” by the OCC because it continues to be subject to an Order.

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
Granite Corp. is a Delaware corporation organized on June 1, 1987, which is registered as a bank holding company due to its ownership of Granite, a North Carolina state chartered bank which has been in existence and continuously operating since August 2, 1906. Granite conducts banking business operations from 17 full-service branches located in Burke, Caldwell, Catawba, Forsyth, Iredell, Mecklenburg, Watauga, and Wilkes counties in North Carolina. As of December 31, 2012, Granite had total assets of approximately $682.3 million and 148 employees. On March 1, 2013, we filed an application to merge Granite into CommunityOne. Subject to regulatory approval, we expect to complete the bank merger in the second quarter of 2013.
Granite Corp. also owns Granite Mortgage, Inc. (“Granite Mortgage”), a North Carolina corporation which ceased mortgage operations in July 2009 and which filed for Chapter 11 bankruptcy on February 15, 2012.
The acquisition of Granite Corp. by FNB was accounted for under the acquisition method of accounting in accordance with relevant accounting guidance. The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. Fair value adjustments were preliminary and were subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values became available. During the first quarter of 2012, we recognized $0.3 million in additional goodwill from the Merger. This additional goodwill was due to new valuations received on OREO acquired in the Merger, which had been written down to our best estimate of fair value at October 21, 2011.
None of the goodwill recognized is expected to be deductible for income tax purposes.

The following table summarizes the fair values of assets and liabilities of Granite Corp. assumed by FNB.

(dollars in thousands)	October 21,2011 (after all fair value adjustments)
Assets acquired:
Cash and cash equivalents	$99,126
Investment securities	186,361
Loans, net	393,653
Premises and equipment, net	9,778
Other real estate owned	18,136
Bank-owned life insurance	4,432
Core deposit intangible	4,900
Other assets	7,766
Total assets acquired	$724,152
Liabilities assumed:
Deposits	$719,443
Other	3,990
Total liabilities assumed	$723,433
Equity:
Total shareholders’ equity	$—
Total liabilities assumed and shareholders’ equity	$723,433
Contributed capital	$4,924
Total liabilities assumed and contributed capital	$728,357
Goodwill (excess of liabilities assumed and contributed capital over assets acquired)	$4,205
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
There were no assets and liabilities of discontinued operations as of December 31, 2012. Assets and liabilities of discontinued operations as of December 31, 2011 were as follows:

(dollars in thousands)	December 31, 2011
Assets
Loans held for sale	$233
Premises and equipment, net	5
Other real estate owned	—
Other assets	7
Assets of discontinued operations	$245
Liabilities
Other liabilities	$1,092
Liabilities of discontinued operations	$1,092

Net (loss)/income from discontinued operations, net of tax, for the years ended December 31, 2012, 2011, and 2010 were as follows:

(dollars in thousands)	For the Twelve Months Ended December 31,
	2012	2011	2010
Interest Income
Interest and fees on loans	$—	$67	$552
Total interest income	—	67	552
Interest Expense
Other borrowed funds	—	—	—
Total interest expense	—	—	—
Net Interest Income before Provision for Loan Losses	—	67	552
Provision for loan losses	—	—	—
Net Interest Income after Provision for Loan Losses	—	67	552
Noninterest Income
Mortgage loan (loss)/income	—	(167)	3,390
Other service charges, commissions and fees, net	—	(11)	(37)
Other income	—	10	12
Total noninterest (loss)/income	—	(168)	3,365
Noninterest Expense
Personnel expense	1	1,444	4,429
Net occupancy expense	1	237	263
Furniture, equipment and data processing expense	—	186	312
Professional fees	25	257	228
Stationery, printing and supplies	—	8	35
Advertising and marketing	—	27	155
Other real estate owned expense	—	166	—
Provision for recourse loans	—	3,317	666
Other expense	—	266	(765)
Total noninterest expense	27	5,908	5,323
Loss before income taxes	(27)	(6,009)	(1,406)
Income tax benefit	—	(213)	—
Net Loss from Discontinued Operations, net of tax	$(27)	$(5,796)	$(1,406)
All financial information in the consolidated financial statements and notes to the consolidated financial statements reflect continuing operations, unless otherwise noted.
Note 5 – Intangible Assets
Business Combinations
Unamortized Intangible Assets (Goodwill)
FNB conducted an annual goodwill impairment test as of December 31, 2012, and had determined that there was no impairment to goodwill. The goodwill relates to the Granite acquisition. During 2012 Granite generated net income, improved its asset quality, and met the capital requirements of the bank order which was terminated on February 27, 2013.

For intangible assets related to business combinations, the following is a summary of the changes in the balance of unamortized intangible assets (goodwill) during the years ended December 31, 2012, 2011 and 2010:

(dollars in thousands)	For the Twelve Months Ended December 31,
	2012	2011	2010
Gross balance at beginning of year	$3,905	$—	$—
Accumulated impairment balance beginning of year	—	—	—
Effect of Granite merger	300	3,905	—
Impairment	—	—	—
Accumulated balance at end of year	$4,205	$3,905	$—
Amortized Intangible Assets
Core Deposit Premium
For intangible assets related to business combinations, the following is a summary of the changes in the original carrying amount of amortized intangible assets during the years ended December 31, 2012, 2011 and 2010:

(dollars in thousands)	For the Twelve Months Ended December 31,
	2012	2011	2010
Balance at the beginning of the period	$13,102	$8,202	$8,202
Effect of Granite merger	—	4,900	—
Impairment	—	—	—
Balance at the end of the period	$13,102	$13,102	$8,202
For intangible assets related to business combinations, the following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the carrying amount of unamortized intangible assets:

(dollars in thousands)	As of December 31,
	2012	2011
Core deposit premium related to whole bank acquisitions:
Carrying amount	$13,102	$13,102
Accumulated amortization	6,332	4,925
Net core deposit premium	$6,770	$8,177
Amortization of intangibles totaled approximately $1.4 million for core deposit premiums in 2012, $0.9 million in 2011 and $0.8 million in 2010.
The following table presents the estimated amortization expense for intangible assets for each of the five calendar years ending December 31, 2017 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

(dollars in thousands)	Estimated Amortization Expense
2013	$1,407
2014	1,407
2015	1,386
2016	834
2017	612
Thereafter	1,123
Total	$6,769

Mortgage Servicing Rights
Mortgage loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others amounted to $65.1 million, $0.7 million, and $493.7 million at December 31, 2012, 2011, and 2010, respectively.
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
The following table summarizes the amortized cost and estimated fair value of available-for-sale investment securities and the related gross unrealized gains and losses are presented below:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2012
Obligations of:
U.S. Treasury and government agencies	$6,646	$335	$—	$6,981
U.S. government sponsored enterprises	22,118	55	—	22,173
States and political subdivisions	5,918	120	—	6,038
Residential mortgage-backed securities-GSE	436,344	5,678	948	441,074
Residential mortgage-backed securities-Private	22,649	750	454	22,945
Commercial mortgage-backed securities-GSE	23,150	209	—	23,359
Commercial mortgage-backed securities-Private	5,283	34	—	5,317
Corporate notes	36,710	270	17	36,963
Total	$558,818	$7,451	$1,419	$564,850

December 31, 2011
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of:
U.S. Treasury and government agencies	$7,081	$107	$—	$7,188
U.S. government sponsored enterprises	32,479	36	151	32,364
States and political subdivisions	6,075	16	1	6,090
Residential mortgage-backed securities-GSE	348,884	2,611	1,222	350,273
Residential mortgage-backed securities-Private	33,111	73	967	32,217
Corporate notes	3,206	—	32	3,174
Total	$430,836	$2,843	$2,373	$431,306
The amortized cost and estimated fair value of investment securities at December 31, 2012, by contractual maturity, are shown in the accompanying table. Actual maturities may differ from contractual maturities because issuers may have the right to prepay obligations with or without prepayment penalties.

	Available-for-Sale
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$18,716	$18,852
Due after one year through five years	42,764	43,074
Due after five years through 10 years	3,266	3,249
Due after 10 years	6,646	6,981
Total	71,392	72,156
Mortgage-backed securities	487,426	492,694
Total	$558,818	$564,850
At December 31, 2012, $111.4 million of the investment securities portfolio was pledged to secure public deposits and retail repurchase agreements, $4.0 million was pledged to the FRBR and $2.1 million was pledged to others, leaving $447.3 million available as lendable collateral.
At December 31, 2011, $101.2 million of the investment securities portfolio was pledged to secure public deposits and retail repurchase agreements, $4.1 million was pledged to the FRBR and $2.1 million was pledged to others, leaving $323.9 million available as lendable collateral.
Gross gains and losses recognized (by specific identification) on the sale of securities are summarized as follows:

(dollars in thousands)	Years Ended December 31,
	2012	2011	2010
Proceeds from sales of investment securities	$212,609	$290,491	$214,181

Gains on sales of investment securities available-for-sale	4,501	7,400	10,722
Losses on sales of investment securities available-for-sale	(380)	(102)	(75)
Total securities gains	$4,121	$7,298	$10,647
CommunityOne and Granite, as members of the Federal Home Loan Bank of Atlanta (“FHLB”), are required to own capital stock in the FHLB of Atlanta based generally upon the balances of total assets and FHLB advances. FHLB capital stock is pledged to secure FHLB advances. This investment is carried at cost since no ready market exists for FHLB stock and there is no quoted market value. However, redemption of this stock has historically been at par value. The combined Banks owned a total of $6.3 million and $10.7 million of FHLB stock as of December 31, 2012 and December 31, 2011, respectively. Due to the redemption provisions of FHLB stock, FNB estimated that fair value approximated cost and that this investment was not impaired at December 31, 2012. FHLB stock is included in other assets at its original cost basis.
CommunityOne, as a member bank of the FRBR, is required to own capital stock of the FRBR based upon a percentage of the bank’s common stock and surplus. This investment is carried at cost since no ready market exists for FRBR stock and there is no quoted market value. At December 31, 2012 and 2011, CommunityOne owned a total of $3.1 million and $1.2 million, respectively of FRBR stock. Due to the nature of this investment in an entity of the U.S. Government, FNB estimated that fair value approximated the cost and that this investment was not impaired at December 31, 2012. FRBR stock is included in other assets at its original cost basis.
Other investments are recorded at cost and are included in Other Assets on the Consolidated Balance Sheets and are composed of the following:

(dollars in thousands)	December 31,
	2012	2011
Federal Home Loan Bank stock	$6,254	$10,733
Federal Reserve Bank stock	3,087	1,169
Other investments	1	2
Total other investments	$9,342	$11,904

The following table presents a summary of available-for-sale investment securities that had an unrealized loss at December 31:

	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2012
Residential mortgage-backed securities-GSE	123,489	904	7,027	44	130,516	948
Residential mortgage-backed securities-Private	7,499	454	—	—	7,499	454
Corporate notes	3,249	17	—	—	3,249	17
Total	$134,237	$1,375	$7,027	$44	$141,264	$1,419
December 31, 2011
Obligations of:
U.S. government sponsored enterprises	$21,248	$151	$—	$—	$21,248	$151
States and political subdivisions	1,907	1	—	—	1,907	1
Residential mortgage-backed securities-GSE	89,730	1,042	16,552	180	106,282	1,222
Residential mortgage-backed securities-Private	21,519	967	—	—	21,519	967
Corporate notes	3,173	32	—	—	3,173	32
Total	$137,577	$2,193	$16,552	$180	$154,129	$2,373
At December 31, 2012, there were 2 investment securities that had continuous unrealized losses for more than twelve months. At December 31, 2011, there were 7 investment securities that had continuous unrealized losses for more than twelve months. The unrealized losses relate to fixed-rate debt securities that have incurred fair value reductions due to higher market interest rates and for certain securities, increased credit spreads since the respective purchase date. The unrealized losses are not likely to reverse unless and until market interest rates and credit spreads decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and FNB has determined that it is not more likely than not that FNB will be required to sell the security before recovery of its amortized cost basis, none of the securities are deemed to be other than temporarily impaired.
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
FNB analyzed its securities portfolio at December 31, 2012, and after considering ratings, fair value, cash flows and other factors, does not believe any securities to be other-than-temporary impaired.

Note 7 - Loans and Allowance for Loan Losses
General

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
During the year ended December 31, 2012, CommunityOne purchased $137.4 million of performing residential mortgage loans, including premiums totaling $3.7 million. During the year ended December 31, 2012, Granite purchased $35.8 million of performing residential mortgage loans, including a premium of $0.3 million, These loan purchases are accounted for as PC loans.
ALL Methodology
FNB's Allowance for Loan Losses ("ALL"), which is used to absorb actual losses in the loan portfolio, is maintained at a level consistent with management's best estimate of probable loan losses to be incurred as of the balance sheet date. Management assesses FNB's ALL quarterly. This assessment includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. For purposes of the ALL, FNB has grouped its loans into pools according to the loan segmentation regime employed on schedule RC-C of the FFIEC's Consolidated Report of Condition and Income. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used.
As of September 30, 2012, FNB elected to change the method it uses to calculate the historical loss rates and qualitative and environmental factors in its ALL. FNB had previously calculated the ALL using historical loss factors based on the risk-graded pool to which the loss was assigned at quarter-end four quarters prior to the loss. Historical loss rates are now calculated by associating losses to the risk-graded pool to which they relate for each of the previous eight quarters. Then, using a 25-quarter look back period, loss factors are calculated for each risk-graded pool.

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

The impact of the change in methodology to earnings and to the ALL was to reduce the provision for loan losses and the ALL by an immaterial amount.

FNB lends primarily in North Carolina. As of December 31, 2012, a substantial majority of the principal amount of the loans held for investment in its portfolio was to businesses and individuals in North Carolina. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the ALL. Management believes the ALL is adequate to cover estimated losses on loans at each balance sheet date.

During the year ended December 31, 2012, FNB charged off $31.0 million of loans and realized $6.9 million in recoveries, for $24.1 million of net charge-offs. The majority of the loans charged off were loans that had been in impairment status and had specific reserves assigned in prior periods.

The ALL, as a percentage of loans held for investment, was 2.49% at December 31, 2012, compared to 3.23% at December 31, 2011.

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
Loans categorized as Special Mention or worse are considered Criticized. Loans categorized as Substandard or Doubtful are considered Classified. Purchased loans acquired in the Merger are recorded at estimated fair value on the date of acquisition without the carryover of related ALL. The table below includes $60.6 million and $63.6 million in Granite Purchased Loans categorized as Substandard or Doubtful at December 31, 2012 and December 31, 2011, respectively.
The following table presents loans held for investment balances by risk grade as of December 31, 2012:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
	(Ratings 1-5)	(Rating 6)	(Rating 7)	(Rating 8)	Total
Commercial and agricultural	$69,003	$3,447	$6,953	$301	$79,704
Real estate - construction	40,117	2,031	16,266	—	58,414
Real estate - mortgage:
1-4 family residential	504,819	15,855	32,625	239	553,538
Commercial	296,271	50,275	95,126	164	441,836
Consumer	42,495	178	426	444	43,543
Total	$952,705	$71,786	$151,396	$1,148	$1,177,035

The following table presents loans held for investment balances by risk grade as of December 31, 2011:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
	(Ratings 1-5)	(Rating 6)	(Rating 7)	(Rating 8)	Total
Commercial and agricultural	$77,305	$7,373	$9,921	$490	$95,089
Real estate - construction	53,105	5,797	33,886	18	92,806
Real estate - mortgage:
1-4 family residential	385,022	25,864	42,630	209	453,725
Commercial	351,731	91,364	87,971	317	531,383
Consumer	43,487	279	387	379	44,532
Total	$910,650	$130,677	$174,795	$1,413	$1,217,535
Loans included in the preceding loan composition table are net of participations sold. Loans are increased by net loan premiums and deferred loan discounts or fees of $3.6 million at December 31, 2012. Loans are decreased by net deferred loan discounts or fees of $0.6 million at December 31, 2011.
At December 31, 2012 loans held for sale consisted of originated residential mortgage loans held for sale at the lower of cost or fair market value. At December 31, 2011, loans held for sale consisted of nonperforming loans transferred from loans held for investment under sales contracts recorded at the contractual sales price.
Loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balance of loans serviced for others amounted to $65.1 million at December 31, 2012 and $2.0 million at December 31, 2011.
Loans Pledged
To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans. Gross loans of $270.2 million and $339.4 million were pledged to collateralize FHLB advances and letters of credit at December 31, 2012 and December 31, 2011, respectively, of which there was $19.1 million and $69.5 million of credit availability for borrowing, respectively. At December 31, 2012, $36.5 million of loans and $4.0 million of securities were pledged to collateralize potential borrowings from the Federal Reserve Discount Window, of which $22.3 million was available as borrowing capacity.
Nonaccruing and Impaired Loans
Interest income on loans is calculated by using the interest method based on the daily outstanding balance. The recognition of interest income is discontinued when, in management's opinion, the collection of all or a portion of interest becomes doubtful. Loans are returned to accrual status when the factors indicating doubtful collectability cease to exist and the loan has performed in accordance with its terms for a demonstrated period of time. The past due status of loans is based on the contractual payment terms. Had nonaccruing loans been on accruing status, interest income would have been higher by $5.4 million and $11.7 million for the twelve months ended December 31, 2012 and December 31, 2011, respectively. At December 31, 2012 and December 31, 2011, FNB had certain impaired loans of $79.2 million and $103.0 million, respectively, which were on nonaccruing interest status.
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
The following table presents an aging analysis of accruing and nonaccruing loans as of December 31, 2012:

(dollars in thousands)	Accruing
	30-59 days past due	60-89 days past due	More than 90 days past due	Nonaccrual	Total past due and nonaccrual	Current and accruing	Total Loans
PC and Originated Loans
Commercial and agricultural	$515	$—	$50	$2,746	$3,311	$61,727	$65,038
Real estate - construction	26	119	—	14,297	14,442	41,290	55,732
Real estate - mortgage:
1-4 family residential	6,173	880	—	18,372	25,425	488,898	514,323
Commercial	617	—	177	43,621	44,415	226,948	271,363
Consumer	24	—	—	206	230	41,957	42,187
Total	$7,355	$999	$227	$79,242	$87,823	$860,820	$948,643
PI Loans
Commercial and agricultural	$100	$1	$1,103	$—	$1,204	$13,462	$14,666
Real estate - construction	117	—	655	—	772	1,910	2,682
Real estate - mortgage:
1-4 family residential	1,308	495	4,678	—	6,481	32,734	39,215
Commercial	2,559	4,300	17,384	—	24,243	146,230	170,473
Consumer	4	—	13	—	17	1,339	1,356
Total	$4,088	$4,796	$23,833	$—	$32,717	$195,675	$228,392
Total Loans	$11,443	$5,795	$24,060	$79,242	$120,540	$1,056,495	$1,177,035

The following table presents an aging analysis of accruing and nonaccruing loans as of December 31, 2011:

(dollars in thousands)	Accruing
	30-59 days past due	60-89 days past due	More than 90 days past due	Nonaccrual	Total past due and nonaccrual	Current and accruing	Total Loans
PC and Originated Loans
Commercial and agricultural	$181	$124	$305	$4,636	$5,246	$59,826	$65,072
Real estate - construction	1,410	75	1,400	30,844	33,729	51,198	84,927
Real estate - mortgage:
1-4 family residential	3,066	885	292	26,048	30,291	373,048	403,339
Commercial	1,077	274	1,003	36,666	39,020	249,265	288,285
Consumer	484	278	—	250	1,012	42,677	43,689
Total	$6,218	$1,636	$3,000	$98,444	$109,298	$776,014	$885,312
PI Loans
Commercial and agricultural	$443	$383	$579	$—	$1,405	$28,612	$30,017
Real estate - construction	360	—	302	—	662	7,217	7,879
Real estate - mortgage:
1-4 family residential	1,585	132	1,801	—	3,518	46,868	50,386
Commercial	8,946	535	6,313	—	15,794	227,304	243,098
Consumer	9	14	—	—	23	820	843
Total	$11,343	$1,064	$8,995	$—	$21,402	$310,821	$332,223
Total Loans	$17,561	$2,700	$11,995	$98,444	$130,700	$1,086,835	$1,217,535
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

The following table summarizes information relative to impaired loans for the quarters ended on the dates indicated:

	December 31, 2012		December 31, 2011
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, held for sale	$—	$—	$4,529	$—
Impaired loans, not individually reviewed for impairment	6,017	—	5,127	—
Impaired loans, individually reviewed, with no impairment	62,282	—	53,884	—
Impaired loans, individually reviewed, with impairment	15,312	1,737	42,357	11,090
Total impaired loans, excluding purchased impaired *	$83,611	$1,737	$105,897	$11,090

Purchased impaired loans with subsequent deterioration	$192,115	5,373	$—	—
Purchased impaired loans with no subsequent deterioration	$36,277	—	$330,836	—
Total Reserves		$7,110		$11,090

Average impaired loans calculated using a simple average	$94,754		$112,600
* Included at December 31, 2012 and December 31, 2011 were $4.5 million and $2.9 million, respectively, in restructured and performing loans.
The following table presents loans held for investment on nonaccrual status by loan class for the dates indicated below:

(dollars in thousands)	December 31,	December 31,
	2012	2011
Loans held for investment:
Commercial and agricultural	$2,746	$4,636
Real estate - construction	14,297	30,844
Real estate - mortgage:
1-4 family residential	18,372	26,048
Commercial	43,621	36,666
Consumer	206	250
Total nonaccrual loans	79,242	98,444
Loans more than 90 days delinquent, still on accrual	227	3,000
Total nonperforming loans	$79,469	$101,444
The following table presents loans held for sale on nonaccrual status by loan class for the dates indicated below:

(dollars in thousands)	December 31,	December 31,
	2012	2011
Loans held for sale:
Real estate - construction	$—	$1,807
Real estate - mortgage:
1-4 family residential	—	517
Commercial	—	2,205
Consumer	—	—
Total	$—	$4,529

The following table presents individually reviewed impaired loans and purchased impaired loans with subsequent credit deterioration, segregated by portfolio segment, and the corresponding reserve for impaired loan losses as of December 31, 2012:

		Unpaid
(dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$1,755	$2,608	$—
Real estate - construction	11,875	18,553	—
Real estate - mortgage:
1-4 family residential	16,437	20,764	—
Commercial	32,215	38,585	—
Consumer	—	—	—
Total	$62,282	$80,510	$—
With an allowance recorded:
Commercial and agricultural	$579	$602	$282
Real estate - construction	1,658	1,843	82
Real estate - mortgage:
1-4 family residential	1,681	1,745	607
Commercial	11,394	14,714	766
Consumer	—	—	—
Total	$15,312	$18,904	$1,737
Total individually evaluated impaired loans
Commercial and agricultural	$2,334	$3,210	$282
Real estate - construction	13,533	20,396	82
Real estate - mortgage:
1-4 family residential	18,118	22,509	607
Commercial	43,609	53,299	766
Consumer	—	—	—
Total	$77,594	$99,414	$1,737
PI loans with subsequent credit deterioration:
Commercial and agricultural	$11,533	$11,728	$524
Real estate - construction	2,285	2,236	200
Real estate - mortgage:
1-4 family residential	34,961	35,802	711
Commercial	141,974	145,704	3,388
Consumer	1,362	1,147	550
Total	$192,115	$196,617	$5,373

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

The following summary includes impaired loans individually reviewed as well as impaired loans held for sale. Average recorded investment and interest income recognized on impaired loans, segregated by portfolio segment, is shown in the following table for the year ended December 31, 2012 and December 31, 2011.

	For Twelve Months Ended		For Twelve Months Ended
	December 31, 2012		December 31, 2011
	Average	Interest	Average	Interest
(dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and agricultural	$1,989	$42	$3,202	$—
Real estate - construction	15,130	92	41,164	1
Real estate - mortgage:
1-4 family residential	18,237	204	17,077	1
Commercial	35,765	286	38,688	25
Consumer	—	—	175	—
Total	$71,121	$624	$100,306	$27
With an allowance recorded:
Commercial and agricultural	$706	$16	$4,458	$—
Real estate - construction	1,762	—	51,354	—
Real estate - mortgage:
1-4 family residential	1,764	61	15,740	7
Commercial	13,069	445	40,777	—
Consumer	—	—	214	—
Total	$17,301	$522	$112,543	$7
Total:
Commercial and agricultural	$2,695	$58	$7,660	$—
Real estate - construction	16,892	92	92,518	1
Real estate - mortgage:
1-4 family residential	20,001	265	32,817	8
Commercial	48,834	731	79,465	25
Consumer	—	—	389	—
Total	$88,422	$1,146	$212,849	$34

Impaired loans also include loans for which FNB may elect to grant a concession, providing terms more favorable than those prevalent in the market (e.g., rate, amortization term), and formally restructure due to the weakening credit status of a borrower. Restructuring is designed to facilitate a repayment plan that minimizes the potential losses that FNB otherwise may have to incur. If these impaired loans are on nonaccruing status as of the date of restructuring, the loans are included in nonperforming loans. Nonperforming restructured loans will remain as nonperforming until the borrower can demonstrate adherence to the restructured terms for a period of no less than six months and when it is otherwise determined that continued adherence is reasonably assured. Some restructured loans continue as accruing loans after restructuring if the borrower is not past due at the time of restructuring, adequate collateral valuations support the restructured loans, and the cash flows of the underlying business appear adequate to support the restructured debt service. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At December 31, 2012, there was $20.8 million in restructured loans, of which $4.5 million in loans were accruing and in a performing status. At December 31, 2011, there was $28.3 million in restructured loans, of which $2.9 million in loans were accruing and in a performing status.
Sale of Problem Loans
During 2011, FNB sold loans to third party buyers in order to reduce its problem loan exposure. These loans were transferred to loans held for sale at the time a decision was made to sell these loans. Prior to transferring these loans to loans held for sale, the loans were marked down to the contract price less associated selling costs. All transactions were conducted at arm's length and loans were sold without recourse.

The following table presents sold loans by portfolio segment for the year ended December 31, 2012 and December 31, 2011

	For the Twelve months ended December 31, 2012			For the Twelve months ended December 31, 2011
(dollars in thousands)	Number	Recorded	Contract	Number	Recorded	Contract
	of Loans	Investment	Pricing	of Loans	Investment	Pricing
Commercial and agricultural	—	$—	$—	12	$4,576	$1,523
Real estate - construction	—	—	—	15	35,984	21,227
Real estate - mortgage:
1-4 family residential	—	—	—	10	4,962	4,059
Commercial	2	3,950	4,200	42	20,217	16,660
Consumer	—	—	—	1	190	—
Total	2	$3,950	$4,200	80	$65,929	$43,469
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
We have elected to account for the Granite Purchased PI Loans under ASC 310-30 and the Granite Purchased PC Loans under ASC 310-20.
At December 31, 2012, our financial statements reflected a PI Loan ALL of $5.4 million and an ALL for originated and PC Loans of $0.5 million. All Granite Purchased PI Loans are presented on an accruing basis.
The following table presents the balance of all Granite Purchased Loans:

	At December 31, 2012
(dollars in thousands)	Purchased Impaired	Purchased Contractual	Total Purchased Loans	Unpaid Principal Balance
Commercial and agricultural	$14,666	$7,311	$21,977	$21,692
Real estate - construction	2,682	—	2,682	2,677
Real estate - mortgage:
1-4 family residential	39,215	27,484	66,699	69,200
Commercial	170,467	49	170,516	176,347
Consumer	1,362	—	1,362	1,144
Total	$228,392	$34,844	$263,236	$271,060

	At December 31, 2011
(dollars in thousands)	Purchased Impaired	Purchased Contractual	Total Purchased Loans	Unpaid Principal Balance
Commercial and agricultural	$28,872	$8,061	$36,933	$39,531
Real estate - construction	7,641	—	7,641	8,413
Real estate - mortgage:
1-4 family residential	52,894	34,590	87,484	93,310
Commercial	239,621	—	239,621	261,076
Consumer	1,808	1	1,809	1,800
Total	$330,836	$42,652	$373,488	$404,130
The table below includes only those Granite Purchased Loans accounted for under the expected cash flow method (PI Loans) for the periods indicated. This table does not include PC Loans, including Granite Purchased PC Loans or purchased performing residential mortgage loans.

	For Twelve Months Ended December 31, 2012		For Twelve Months Ended December 31, 2011
	Purchased Impaired		Purchased Impaired
(dollars in thousands)	Carrying Amount	Future Accretion	Carrying Amount	Future Accretion
Balance, beginning of period	$330,836	$47,804	$—	$—
Addition from Bank of Granite Corp acquisition	—	—	351,121	52,581
Accretion	20,549	(20,549)	4,777	(4,777)
Increase in future accretion	—	3,045	—	—
Payments received	(111,875)	—	(24,467)	—
Foreclosed and transferred to OREO	(11,118)	—	(595)	—
Subtotal before allowance	228,392	30,300	330,836	47,804
Allowance for credit losses	(5,373)	—	—	—
Net carrying amount, end of period	$223,019	$30,300	$330,836	$47,804
Allowance for Loan Losses
An analysis of the changes in the ALL is as follows:

(dollars in thousands)	2012	2011	2010
Balance, beginning of period	$39,360	$93,687	$49,461
Provision for losses charged to continuing operations	14,049	67,362	132,755
Net charge-offs:
Charge-offs	(30,968)	(128,424)	(91,250)
Recoveries	6,873	6,735	2,721
Net charge-offs	(24,095)	(121,689)	(88,529)
Provision for losses charged to discontinued operations	—	—
Balance, end of period	$29,314	$39,360	$93,687
Annualized net charge-offs during the period to average loans held for investment	1.94%	10.75%	5.92%
Annualized net charge-offs during the period to ALL	82.20%	309.17%	94.49%
Allowance for loan losses to loans held for investment (1)	2.49%	3.23%	7.18%
(1) Excludes discontinued operations

The following table presents ALL activity by portfolio segment for the year ended December 31, 2012:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:

Beginning balance at January 1, 2012	$5,776	$11,995	$8,885	$11,063	$1,641	$39,360
Charge-offs	(3,494)	(11,084)	(6,422)	(5,510)	(4,458)	(30,968)
Recoveries	991	3,237	573	852	1,220	6,873
Provision	(35)	839	5,665	3,222	4,358	14,049
Ending balance at December 31, 2012	$3,238	$4,987	$8,701	$9,627	$2,761	$29,314
The following table presents ALL activity by portfolio segment for the year ended December 31, 2011:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:

Beginning balance at January 1, 2011	$11,144	$46,792	$7,742	$26,851	$1,158	$93,687
Charge-offs	(10,832)	(65,526)	(11,384)	(36,998)	(3,684)	(128,424)
Recoveries	855	2,637	831	891	1,521	6,735
Provision	4,609	28,092	11,696	20,319	2,646	67,362
Ending Balance at December 31, 2011	$5,776	$11,995	$8,885	$11,063	$1,641	$39,360
The following table details the recorded investment in loans related to each segment in the allowance for loan losses by portfolio segment and disaggregated on the basis of impairment methodology at December 31, 2012:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Individually evaluated for impairment	$282	$82	$607	$766	$—	$1,737
Collectively evaluated for impairment	2,432	4,705	7,383	5,473	2,211	22,204
PI loans evaluated for credit impairment	524	200	711	3,388	550	5,373
PI loans with no credit deterioration	—	—	—	—	—	—
Total ALL evaluated for impairment	$3,238	$4,987	$8,701	$9,627	$2,761	$29,314
Loans held for investment
Individually evaluated for impairment	$2,334	$13,533	$18,118	$43,609	$—	$77,594
Collectively evaluated for impairment	62,704	42,199	496,205	227,760	42,181	871,049
PI loans with subsequent credit deterioration	11,533	2,285	34,961	141,974	1,362	192,115
PI loans with no credit deterioration	3,133	397	4,254	28,493	—	36,277
Total loans evaluated for impairment	$79,704	$58,414	$553,538	$441,836	$43,543	$1,177,035

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
Troubled Debt Restructuring
The following table presents a breakdown of troubled debt restructurings that were restructured during the periods presented, segregated by portfolio segment:

	For Twelve Months Ended December 31, 2012			For Twelve Months Ended December 31, 2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(dollars in thousands)	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
Commercial and agricultural	1	$312	$127	$8	$806	$806
Real estate - construction	8	1,994	1,335	8	5,162	5,162
Real estate - mortgage:
1-4 family residential	3	566	565	9	406	406
Commercial	5	690	667	15	9,740	9,740
Consumer	—	—	—	—	—	—
Total	17	$3,562	$2,694	$40	$16,114	$16,114

During the twelve months ended December 31, 2012, FNB modified seventeen loans that were considered to be troubled debt restructurings. FNB extended the terms and lowered the interest rate for seven of these loans, and only extended the terms for the remaining ten loans. During the twelve months ended December 31, 2011, FNB modified 40 loans that were considered to be troubled debt restructurings. FNB extended the terms for 25 of these loans, the interest rate was lowered for three of these loans, and of the remaining twelve loans, nine were modified to convert to interest only loans, one was modified for multiple reasons and two were considered TDRs for other reasons.
There were no loans restructured in the twelve months prior to December 31, 2012 that went into default during the year ended December 31, 2012. There were also no loans restructured in the twelve months prior to December 31, 2011 that went into default during the year ended December 31, 2011.
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
Unfunded Commitments
The reserve for unfunded commitments, which is included in other liabilities, is calculated by determining the type of commitment and the remaining unfunded commitment for each loan. Based on the type of commitment, an expected usage percentage to the remaining unfunded balance is applied. The expected usage percentage is multiplied by the historical losses and qualitative and environmental factors for each loans pool as defined in the regular ALL calculation to determine the appropriate level of reserve. The following describes our method for determining the unfunded commitment.:

•	Straight Lines of Credit: Unfunded balance of line of credit

•	Revolving Lines of Credit: Average Utilization (for last 12 months) less Current Utilization

•	Letters of Credit – a 10% utilization is applied

The reserve for unfunded commitments was $0.6 million as of December 31, 2012 and $0.6 million at December 31, 2011.

Note 8 – Premises and Equipment
Premises and equipment at December 31 is summarized as follows:

(dollars in thousands)	2012	2011
Land	$14,615	$14,638
Building and improvements	51,538	50,889
Furniture and equipment	48,275	46,239
Leasehold improvements	1,515	1,611
Premises and equipment, gross	115,943	113,377
Accumulated depreciation and amortization	(63,218)	(59,614)
Premises and equipment, net	$52,725	$53,763
Depreciation and amortization expense totaled $3.8 million, $3.3 million, and $3.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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
Total OREO and foreclosed assets decreased $47.3 million from $110.4 million at December 31, 2011, to $63.1 million at December 31, 2012, which represents 44.3% of total nonperforming assets. At December 31, 2011, OREO and foreclosed assets represented 51.0% of total nonperforming assets.

The following table summarizes real estate acquired in settlement of loans and personal property acquired in settlement of loans, the latter of which is included within the other assets financial statement line item on the Consolidated Balance Sheet at the dates indicated.

(dollars in thousands)	December 31, 2012	December 31, 2011
Real estate acquired in settlement of loans	$62,796	$110,009
Personal property acquired in settlement of loans	335	377
Total property acquired in settlement of loans	$63,131	$110,386
The following table summarizes the changes in real estate acquired in settlement of loans at the periods indicated.

	For Twelve Months Ended
(dollars in thousands)	December 31, 2012	December 31, 2011
Real estate acquired in settlement of loans, beginning of period	$110,009	$62,058
Plus: New real estate acquired in settlement of loans	32,565	132,546
Plus: Real estate acquired in BOGC acquisition	—	18,436
Less: Sales of real estate acquired in settlement of loans	(57,991)	(58,782)
Less: Write-downs and net loss on sales charged to expense	(21,787)	(44,249)
Real estate acquired in settlement of loans, end of period	$62,796	$110,009
`
At December 31, 2012, 35 assets with a net carrying amount of $22.0 million were under contract for sale and are primarily expected to close in the first quarter of 2013. Estimated losses with these sales have been recognized in the Consolidated Statements of Operations for 2012. At December 31, 2011, 25 assets with a net carrying amount of $21.3 million were under contract for sale and closed in the first quarter of 2012. Estimated losses with these sales have been recognized in the Consolidated Statements of Operations for 2011.
Note 10 – Commitments and Contingencies
In the ordinary course of operations, FNB and its subsidiaries are party to various legal proceedings. On March 6, 2012, Howe Barnes Hoefer & Arnett, Inc., an affiliate of Raymond James Financial, Inc., filed a complaint in Wake County Superior Court in North Carolina seeking monetary damages against FNB and CommunityOne. The complaint alleged, among other things, breach of an agreement among FNB, CommunityOne, Howe Barnes and Sandler O'Neill & Partners, L.P., reformation of such agreement due to mutual mistake, and breach of a financial advisory agreement between FNB and Howe Barnes. The parties agreed to a settlement of the matter on December 7, 2012 and the legal proceedings have been stayed pending final execution of the settlement documents and receipt of regulatory non-objection.  The settlement had no material financial impact to FNB. In addition, from time to time, we are subject to various claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against us incident to the operation of our business. FNB and its subsidiaries are not involved in, nor have they terminated during 2012, any pending legal proceedings other than routine, nonmaterial proceedings occurring in the ordinary course of business.
FNB leases certain facilities and equipment for use in its business. The lease for facilities generally runs for periods of 5 to 10 years with various renewal options, while leases for equipment generally have terms not in excess of 5 years. The majority of the leases for facilities contain rental escalation clauses tied to changes in price indices. Certain real property leases contain purchase options. Management expects that most leases will be renewed or replaced with new leases in the normal course of business.

Future obligations at December 31, 2012 for minimum rentals under non-cancelable operating lease commitments, primarily relating to premises, are as follows:

(dollars in thousands)
Year ending December 31,
2013	$1,778
2014	1,577
2015	1,418
2016	1,271
2017	964
Thereafter	9,118
Total lease commitments	$16,126
Net rental expense for all operating leases amounted to $2.2 million, $1.7 million, and $1.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Note 11 – Income Taxes
The components of income tax expense for the years ended December 31 are as follows:

(dollars in thousands)	2012	2011	2010
Current:
Federal	$—	$—	$(105)
State	—	—	(22)
Total current taxes	—	—	(127)
Deferred
Federal	(13,709)	(43,001)	(36,996)
State	(2,721)	(8,657)	(7,544)
Total deferred taxes	(16,430)	(51,658)	(44,540)
Increase in valuation allowance	15,391	52,299	45,926
Total income tax (benefit)/expense - continuing operations	$(1,039)	$641	$1,259
A reconciliation of income tax expense computed at the statutory federal income tax rate to actual income tax expense is presented in the following table as of December 31:

(dollars in thousands)
	2012	2011	2010
Amount of tax computed using Federal statutory tax rate of 35% in all years	$(14,365)	$(45,807)	$(38,589)
Increases/(decreases) resulting from effects of:
Non-taxable income	(169)	(196)	(418)
State income taxes, net of federal benefit	(1,768)	(5,627)	(4,919)
Valuation allowance on deferred tax assets	15,391	52,299	45,926
Other	(128)	(28)	(741)
Total income tax (benefit)/expense - continuing operations	$(1,039)	$641	$1,259
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

As of December 31, 2012 and December 31, 2011, net deferred income tax assets totaling $0.8 million and $1.8 million, respectively, are recorded on FNB’s balance sheet. No valuation allowance is recorded for unrealized losses on investment securities because it is not more likely than not that FNB will have to sell these securities at a loss.
The components of deferred tax assets and liabilities and the tax effect of each are as follows:

(dollars in thousands)	December 31, 2012	December 31, 2011
Deferred tax assets:
Allowance for loan losses	$11,754	$17,395
Net operating loss	145,472	119,446
Compensation and benefit plans	805	2,098
Fair value basis on securities	1,199	1,392
Fair value basis of loans	9,742	12,099
Fair value basis on deposits	187	859
Pension and other post-retirement benefits	2,754	2,017
Other real estate owned	16,650	16,904
Gross unrealized securities losses	838	446
Interest on non-performing loans	1,382	1,382
Other	811	1,759
Subtotal deferred tax assets	191,594	175,797
Less: Valuation allowance	(182,402)	(167,011)
Total deferred tax assets	9,192	8,786
Deferred tax liabilities:
Core deposit intangible	2,673	3,229
Depreciable basis of premises and equipment	721	1,151
Net deferred loan fees and costs	1,010	871
Gross unrealized securities gains	3,220	631
SAB 109 valuation	2	6
Other	728	1,096
Total deferred tax liabilities	8,354	6,984
Net deferred tax assets	$838	$1,802

Under GAAP, FNB is not required to provide a deferred tax liability for the tax effect of additions to the tax bad debt reserve through 1987, the base year. Retained earnings at December 31, 2012 include approximately $5.0 million for which no provision for federal income tax has been made. These amounts represent allocations of income to bad debt deductions for tax purposes only. Reductions of such amounts for purposes other than bad debt losses could create income for tax purposes in certain remote instances, which would then be subject to the then current corporate income tax rate.
The Merger was considered a change in control for Granite Corp. under Internal Revenue Code Section 382 and the Regulations, thereunder. Accordingly, we are required to evaluate potential limitation or deferral of its ability to carryforward pre-acquisition net operating losses and to determine the amount of net unrealized built-in losses (“NUBIL”), which may be subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, NUBIL realized within 5 years of the change in control are subject to potential limitation, which for us is October 20, 2016. Through that date, we will continue to analyze our ability to utilize such losses to offset anticipated future taxable income, however, this estimate will not be known until the five-year recognition period expires. Losses limited under these provisions are generally limited to a carryforward period of 20 years, subject to the annual limitation and expire if not used by the end of that period. As of December 31, 2012, total deferred tax assets attributable to Granite Corp. and subsidiaries were approximately $34.6 million which is offset by a valuation allowance of $33.8 million. We anticipate that some of these benefits from the net operating losses and built-in losses will not ultimately be realized; however, that amount is subject to continuing analysis and has not yet been determined.

Note 12 – Deposits
The following table summarizes deposit composition at the dates indicated.

(dollars in thousands)	December 31, 2012	% of Total	December 31, 2011	% of Total
Noninterest-bearing demand deposits	$251,235	13.17%	$234,673	11.02%
Interest-bearing demand deposits	362,406	19.00%	349,802	16.43%
Savings deposits	74,436	3.90%	68,236	3.20%
Money market deposits	455,734	23.90%	431,790	20.28%
Brokered deposits	55,590	2.92%	112,066	5.27%
Time deposits less than $100,000	417,421	21.89%	538,306	25.28%
Time deposits $100,000 or more	290,166	15.22%	394,238	18.52%
Total deposits	$1,906,988	100.00%	$2,129,111	100.00%
The aggregate amount of jumbo certificates of deposit, which include $0.0 million and $0.2 million, respectively, of brokered deposits and have minimum denominations of $100,000, was approximately $290.2 million and $394.4 million in 2012 and 2011, respectively.
At December 31, 2012 and December 31, 2011, $0.4 million of overdrawn transaction deposit accounts were reclassified to loans.
The accompanying table presents the scheduled maturities of time and brokered deposits at December 31, 2012.

(dollars in thousands)
Year ending December 31,
2013	$503,591
2014	146,131
2015	64,087
2016	27,740
2017	21,617
Thereafter	11
Total time deposits	$763,177
Interest expense on time deposits of $100,000 or more amounted to $5.0 million in 2012, $6.1 million in 2011 and $8.3 million in 2010.
Under the CommunityOne Order, CommunityOne may not offer, renew or open any brokered deposits. CommunityOne also is subject to limitations on the maximum interest rates it can pay on deposit accounts. However, CommunityOne has been notified by the FDIC that the geographic areas in which the banks operate are considered high-rate areas. Accordingly, CommunityOne is able to offer interest rates on deposits up to 75 basis points over the prevailing interest rates in its geographic areas, although the bank is not currently doing so.
Note 13 – Short-Term Borrowings and Long-Term Debt
The following table stratifies FNB’s borrowings as short-term and long-term at the periods indicated.

	December 31,
(dollars in thousands)	2012		2011
	Balance	Rate	Balance	Rate
Short-term borrowings:
Retail customer repurchase agreements	$8,675	0.19%	$8,838	0.42%
Total short-term borrowings	$8,675		$8,838
Long-term debt:
Federal Home Loan Bank advances	$58,328	2.62	$58,370	2.63
Junior subordinated debt	56,702	1.83	56,702	2.09
Total long-term debt	$115,030		$115,072

Retail Repurchase Agreements and Federal Funds Purchased
Funds are borrowed on an overnight basis through retail repurchase agreements with bank customers and federal funds purchased from other financial institutions. Retail repurchase agreement borrowings are collateralized by securities of the U.S. Treasury and U.S. Government agencies and corporations.
At December 31, 2012, CommunityOne and Granite had no lines of credit at the Federal Reserve Bank.
Information concerning retail repurchase agreements and federal funds purchased is as follows:

(dollars in thousands)	2012	2011	2010
	Retail Repurchase Agreements	Retail Repurchase Agreements	Retail Repurchase Agreements	Federal Funds Purchased
Balance at December 31	$8,675	$8,838	$9,628	$—
Average balance during the year	9,861	8,973	13,355	1,537
Maximum month end balance	12,720	10,917	16,424	15,000
Weighted average interest rate:
At December 31	0.19%	0.42%	0.78%	—%
During the year	0.29	0.58	0.73	0.26
Federal Home Loan Bank (“FHLB”) Advances
At December 31, 2012, CommunityOne had an available borrowing capacity of $19.1 million and access to additional borrowings of $60.8 million by pledging additional collateral with the FHLB, while Granite had no available borrowing capacity but access to borrowings of $24.0 million by pledging collateral with the FHLB. At December 31, 2012, outstanding FHLB advances under the current line amounted to $58.3 million and were at interest rates ranging from 2.33% to 6.15%. These borrowings are secured by delivered collateral on qualifying mortgage loans and, as required, by other qualifying collateral. At December 31, 2011, FHLB advances amounted to $58.4 million and were at interest rates ranging from 2.33% to 6.15%.
At December 31, 2012, the scheduled maturities of FHLB advances payable over the next five years and thereafter, certain of which are convertible to a variable rate at the option of the FHLB before scheduled maturity, are as follows:

(dollars in thousands)
Twelve Months Ended December 31,
2013	$—
2014	5,000
2015	3,000
2016	—
2017	—
2018 and thereafter	50,328
Total FHLB advances	$58,328
Long-term debt consisted of the following advances from the FHLB at the periods indicated.

(dollars in thousands)
		December 31,
Maturity	Interest Rate	2012	2011
December 29, 2014	3.3125%	$5,000	$5,000
September 8, 2015	3.7100%	3,000	3,000
March 19, 2018	2.8100%	10,000	10,000
July 6, 2018	2.4300%	20,000	20,000
July 18, 2018	2.3300%	20,000	20,000
August 27, 2018	6.1500%	328	370
		$58,328	$58,370

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
During the second quarter of 2010, FNB suspended payment of interest on junior subordinated debt for liquidity purposes. The associated interest expense on junior subordinated debt has been fully accrued and is included in the Consolidated Statements of Operations. Payment of this interest was made in connection with the Recapitalization in order to be able to redeem the CommunityOne preferred stock issued to SunTrust Bank, described above. FNB again suspended payment of interest on the Junior Subordinated Debentures as of the first quarter 2012.
Information concerning the Junior Subordinated Debentures is as follows at the periods indicated.

(dollars in thousands)		Commencement
	Stated	of Early	As of December 31,
	Maturity	Redemption	2012		2011
Issuer	Date	Period	Principal	Unpaid Interest	Principal	Unpaid Interest	Interest Rate
FNB Trust I	12/15/2035	12/15/2010	$20,619		$20,619		3 month LIBOR + 1.37% = 1.676% at 12/31/12
FNB Trust II	6/30/2036	6/30/2011	30,928		30,928		3 month LIBOR + 1.32% = 1.626% at 12/31/12
Catawba Trust II	12/30/2032	12/30/2007	5,155		5,155		3 month LIBOR + 3.35% = 3.656% at 12/31/12
Total Junior Subordinated Debentures			$56,702		$56,702
Note 14 – Employee Benefit Plans
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
The following table sets forth the plan’s change in benefit obligation, plan assets and the funded status of the pension plan, using a December 31 measurement date, and amounts recognized in the consolidated statements as of December 31:

(dollars in thousands)
	2012	2011
Change in Benefit Obligation
Benefit obligation at beginning of year	$14,597	$12,529
Service cost	—	—
Interest cost	668	712
Net actuarial loss	758	1,970
Benefits paid	(681)	(614)
Benefit obligation at end of year	$15,342	$14,597
Change in Plan Assets
Fair value of plan assets at beginning of year	$9,234	$8,696
Actual return on plan assets	1,017	352
Employer contributions	2,800	800
Benefits paid	(681)	(614)
Fair value of plan assets at December 31	$12,370	$9,234
Funded Status at End of Year	$(2,972)	$(5,363)
Amounts Recognized in the Consolidated Balance Sheets
Other Liabilities	$(2,972)	$(5,363)
Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss	$7,312	$7,290
Net amount recognized	$7,312	$7,290
Weighted-Average Allocation of Plan Assets at End of Year
Equity securities	62%	64%
Debt securities	36	33
Cash and cash equivalents	2	1
Fixed income funds	—	2
Total	100%	100%
Weighted-Average Plan Assumptions at End of Year
Discount rate	4.25%	4.75%
Expected long-term rate of return on plan assets	8.00%	8.00%
Rate of increase in compensation levels	5.50%	5.50%
The expected long-term rate of return on plan assets considers the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based exclusively on historical returns, without adjustments.

Components of net periodic pension cost/(income) and other amounts recognized in other comprehensive income are as follows:

(dollars in thousands)	2012	2011	2010
Net Periodic Pension Cost/(Income)
Service cost	$—	$—	$181
Interest cost	668	712	687
Expected return on plan assets	(804)	(690)	(595)
Amortization of prior service cost	—	—	1
Amortization of net actuarial loss	524	411	367
Total pension cost	$388	$433	$641
Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income:
Net actuarial loss/(gain)	$22	$1,897	$(262)
Amortization of prior service credit	—	—	(1)
Total recognized in other comprehensive loss/(income)	22	1,897	(263)
Total Recognized in Net Periodic Pension Cost and Other Comprehensive Loss	$410	$2,330	$378
The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income/(loss) into net periodic pension cost over the next year are approximately $0.5 million and $0, respectively.
FNB’s investment policies and strategies for the pension plan use a target allocation of 50% to 60% for equity securities and 40% to 50% for debt securities. The investment goals attempt to maximize returns while remaining within specific risk management policies. While the risk management policies permit investment in specific debt and equity securities, a significant percentage of total plan assets are maintained in mutual funds, approximately 98.5% at December 31, 2012, to assist in investment diversification. Generally the investments are readily marketable and can be sold to fund benefit payment obligations as they become payable.
The following table provides the fair values of investments held in the pension plan by major asset category:
December 31, 2012

(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$7,752	$7,752	$—
Debt securities	4,429	4,429	—
Other	189	189	—
Total fair value of pension assets	$12,370	$12,370	$—
December 31, 2011

(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$5,912	$5,912	$—
Debt securities	3,191	—	3,191
Other	131	131	—
Total fair value of pension assets	$9,234	$6,043	$3,191

The equity securities measured at fair value consist primarily of stock mutual funds (Level 1 inputs). Debt securities include corporate bonds, bond mutual funds, U.S. government and agency securities and obligations of state and political subdivisions (Level 1 inputs). Other investments consist of money market deposits (Level 1 inputs). For further information regarding levels of input used to measure fair value, refer to Note 20.
In 2012, FNB contributed $2.8 million to its pension plan. FNB expects to contribute $0.0 million to its pension plan in 2013. However, the assets of the FNB Employees Pension Plan are less in value than the present value of the accrued benefits (vested and unvested) of the participants in the Pension Plan on a termination and projected benefit obligation basis.
The estimated benefit payments for each year ending December 31 from 2013 through 2017 are as follows: $0.7 million in 2013, $0.8 million in 2014, $0.8 million in 2015, $0.9 million in 2016 and $0.8 million in 2017. The estimated benefit payments to be paid in the aggregate for the five year period from 2018 through 2022 are $4.4 million. The estimated benefit payments are based on the same assumptions used to measure the benefit obligation at December 31, 2012 and include estimated future employee service.
Supplemental Executive Retirement Plans
FNB has maintained a noncontributory, nonqualified supplemental executive retirement plan (“SERP”), covering certain executive employees. Annual benefits payable under the SERP are based on factors similar to those for the pension plan, with offsets related to amounts payable under the pension plan and social security benefits. SERP costs, which are actuarially determined using the projected unit credit method and recorded on an unfunded basis, are charged to current operations and credited to a liability account on the consolidated balance sheet. In 2010, the Board of Directors approved an amendment to the plan which stopped additional benefit accrual under the SERP after December 31, 2010. This action did not impact a participant's vested or accrued benefit in the plan. In September, 2012 the Board of Directors approved an amendment to terminate the Plan. The amendment provides for lump sum cash distributions of participant benefits in accordance with Internal Revenue Code Section 409A. These payments shall be made no earlier than one year after the termination date of the plan and no later than two years after plan termination.
The following table sets forth the plan’s change in benefit obligation, plan assets and the funded status of the SERP plan, using a December 31 measurement date, and amounts recognized in the consolidated statements as of December 31:

(dollars in thousands)
	2012	2011
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,980	$2,057
Service cost	—	—
Interest cost	107	137
Amendments to plan	—	—
Net actuarial loss/(gain)	(457)	60
Benefits paid	(285)	(274)
Benefit obligation at end of year	$1,345	$1,980
Change in Plan Assets
Employer contributions	$285	$274
Benefits paid	(285)	(274)
Fair value of plan assets at end of year	$—	$—
Funded Status at December 31	$(1,345)	$(1,980)
Amounts Recognized in the Consolidated Balance Sheets
Other Liabilities	$1,345	$1,980
Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial gain	$(1,002)	$(594)
Prior service cost	155	187
Net amount recognized	$(847)	$(407)
Weighted-Average Plan Assumption at End of Year:
Discount rate	7.00%	4.75%

The increase in the assumed discount rate is the result of FNB's decision to terminate the SERP plan and pay out the remaining balance in 2013.
Components of net periodic SERP cost and other amounts recognized in other comprehensive loss are as follows:

(dollars in thousands)	2012	2011	2010
Net Periodic SERP Cost
Service cost	$—	$—	$189
Interest cost	107	137	120
Amortization of prior service cost	31	48	48
Amortization of net actuarial gain	(48)	(108)	(37)
Net periodic SERP cost	$90	$77	$320
Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income
Net actuarial loss/(gain)	$(409)	$168	$(621)
Amortization of prior service credit	(31)	(48)	(48)
Total recognized in other comprehensive loss/(income)	(440)	120	(669)
Total Recognized in Net Periodic SERP (Income)/Cost and Other Comprehensive Income/(Loss)	$(350)	$197	$(349)
The estimated net (gain)/loss and prior service cost that will be amortized from accumulated other comprehensive income/(loss) into net periodic SERP cost over the next year are approximately $(1,002,000) and $155,000 respectively.
The SERP is an unfunded plan. Consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.
The estimated benefit payments for the year ending December 31, 2013 total $1.1 million. There are no benefit payments projects for years ending December 31, 2014 and beyond. The estimated benefit payments are based on the same assumptions used to measure the benefit obligation at December 31, 2012 and include estimated future employee service.
As a result of the acquisition of Integrity Financial Corporation in 2006, CommunityOne assumed the obligations of a non-qualifying deferred compensation plan for the former president of Integrity. Under the plan provisions, benefit payments began in 2006 and are payable for 10 years. During 2012, 2011 and 2010, provisions of $39,000, $49,000, and $26,000 respectively, were expensed for future benefits to be provided under this plan. The total liability under this plan was $0.3 million at December 31, 2012 and $0.4 million at December 31, 2011, respectively, and is included in other liabilities in the accompanying consolidated balance sheets. Payments amounting to $80,000 in 2012, $76,000 in 2011 and $70,000 in 2010 were made under the provisions of the plan.

In connection with the acquisition by FNB of Carolina Fincorp, Inc. in 2000, CommunityOne assumed the obligations of Richmond Savings Bank, Inc., SSB under its Nonqualified Supplemental Retirement Plan. There is one retired executive covered under this plan, who is entitled to a retirement benefit of $30,000 per year payable for 10 years. Benefit payments began in 2012. In September, 2012 the Board of Directors approved an amendment to terminate the Plan. The amendment provides for a lump sum cash distribution of the participant benefit in accordance with Internal Revenue Code Section 409A. These payments shall be made no earlier than one year after the termination date of the plan and no later than two years after plan termination.
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

The following table sets forth the plans change in benefit obligation, plan assets and the funded status of the postretirement plans, using a December 31 measurement date, and amounts recognized in the consolidated statements as of December 31:

(dollars in thousands)
	2012	2011
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,459	$1,670
Service cost	—	—
Interest cost	63	74
Net actuarial (gain)/loss	(84)	(224)
Plan participant contributions	79	80
Benefits paid	(140)	(141)
Benefit obligation at end of year	$1,377	$1,459
Change in Plan Assets
Employer contributions	$61	$61
Plan participant contributions	79	80
Benefits paid	(140)	(141)
Fair value of plan assets at end of year	$—	$—
Funded Status at December 31	$(1,377)	$(1,459)
Amounts Recognized in the Consolidated Balance Sheets
Other Liabilities	$1,377	$1,459
Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial loss	$86	$169
Prior service credit	(21)	(25)
Net amount recognized	$65	$144
Weighted-Average Plan Assumption at End of Year:
Discount rate	4.25%	4.75%
Increasing or decreasing the assumed medical cost trend rate by one percentage point would not have a significant effect on either the postretirement benefit obligation at December 31, 2012 or the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2012.
Components of net postretirement benefit cost and other amounts recognized in other comprehensive income are as follows:

(dollars in thousands)	2012	2011	2010
Net Periodic Postretirement Benefit Cost
Service cost	$—	$—	$18
Interest cost	63	74	90
Amortization of prior service credit	(4)	(4)	(4)
Amortization of net actuarial loss	—	—	22
Net periodic postretirement benefit cost	$59	$70	$126
Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income
Net actuarial (gain)/loss	$(84)	$(223)	$6
Amortization of prior service cost	4	4	4
Total recognized in other comprehensive (income)/loss	(80)	(219)	10
Total Recognized in Net Periodic Postretirement Benefit Cost and Other Comprehensive (Income)/Loss	$(21)	$(149)	$136
The estimated net (gain)/loss and prior service credit that will be amortized from accumulated other comprehensive income/(loss) into net periodic postretirement benefit cost over the next year are $2,900 and $(4,200).

The postretirement medical and life insurance plans are unfunded plans. Consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.
The estimated benefit payments for each year ending December 31 from 2013 through 2017 are as follows: $70,000 in 2013, $69,000 in 2014, $71,000 in 2015, $71,000 in 2016 and $72,000 in 2017. The estimated benefit payments to be paid in the aggregate for the five year period from 2018 through 2022 are $0.4 million. The estimated benefit payments are based on the same assumptions used to measure the benefit obligation at December 31, 2012 and include estimated future employee service.
Matching Retirement/Savings Plan
FNB has a matching retirement/savings plan which permits eligible employees to make contributions to the plan up to a specified percentage of compensation as defined by the plan. A portion of the employee contributions are matched by FNB based on the plan formula, which is $.50 for each dollar on the first 6% of eligible pay deferred by the employee under the plan. Additionally, commencing in 2007, FNB on a discretionary basis may make an annual contribution up to a specified percentage of compensation as defined by the plan to the account of each eligible employee. FNB did not make a discretionary contribution in 2012, 2011 or 2010. The matching and discretionary contributions amounted to $0.6 million in 2012, $0.4 million in 2011, and $0.5 million in 2010.
Granite has sponsored a tax-qualified profit-sharing and savings retirement plan covering substantially all Granite employees. Contributions to the plan are made at the discretion of the Board of Directors but may not exceed the maximum amount allowable for federal income tax purposes. There were no Company contributions made for the years ended December 31, 2012 and 2011. The plan permits eligible employees to make contributions to the plan up to a specified percentage of compensation as defined by the plan. Effective January 1, 2012 the plan was amended to provide a match on a portion of the employee contributions. The match is based on the plan formula, which is $.50 for each dollar on the first 6% of eligible pay deferred by the employee under the plan. During July 2012, Granite's plan and FNB's plan were merged together into an amended and restated CommunityOne 401(k) plan.
Granite has also sponsored a non-tax qualified profit-sharing supplemental executive retirement plan for certain executive officers, which allowed Granite to supplement the level of the executive officers' retirement incomes over that which is obtainable through the tax-qualified profit-sharing retirement plan sponsored by Granite. There was no expense for the years ended December 31, 2012 and 2011.  The plan was terminated in October, 2011 and two remaining balances were paid out in 2012. There are no future obligations under this plan.

Note 15 – FNB United Corp. (Parent Company)
The parent company’s principal asset is its investments in its bank subsidiaries, CommunityOne and through Granite Corp.
The condensed financial position as of December 31, 2012 and 2011, and the condensed results of operations and cash flows for each of the years in the three-year period ended December 31, 2012 of FNB, parent company only, are presented below.

(dollars in thousands)
		2012	2011
Condensed Balance Sheets
Assets:
Cash		$606	$2,808
Investment in subsidiaries		161,007	188,877
Other assets		81	28
Total Assets		$161,694	$191,713
Liabilities and shareholders’ equity:
Accrued liabilities		$6,547	$5,996
Borrowed funds		56,702	56,702
Shareholders’ equity		98,445	129,015
Total Shareholders’ Equity and Liabilities		$161,694	$191,713
	2012	2011	2010
Condensed Statements of Operations
Noninterest income	$34	$32	$33
Interest expense	(1,157)	(1,072)	(1,521)
Noninterest expense	(970)	(3,351)	(343)
Loss before tax (benefit)/expense	(2,093)	(4,391)	(1,831)
Income tax expense/(benefit)	(311)	723	—
Loss before equity in undistributed net loss of subsidiaries	(1,782)	(5,114)	(1,831)
Equity in undistributed net loss of subsidiaries	(38,223)	(132,200)	(129,996)
Net loss	(40,005)	(137,314)	(131,827)
Preferred stock gain on retirement, net of accretion, and dividends	—	44,592	(3,294)
Net Loss to Common Shareholders	$(40,005)	$(92,722)	$(135,121)
Condensed Statements of Cash Flows
Cash flows from operating activities
Net Loss	$(40,005)	$(137,314)	$(131,827)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net loss of subsidiaries	38,223	132,200	129,996
Other, net	503	6,638	(451)
Net cash provided by/(used in) operating activities	(1,279)	1,524	(2,282)
Cash flows from investing activities
Downstream cash investment in subsidiary	(6,709)	(287,711)	(1,000)
Net cash used in investing activities	(6,709)	(287,711)	(1,000)
Cash flows from financing activities
Proceeds from issuance of common stock	6,694	289,571	—
Cash dividends paid on preferred stock	—	(756)	(644)
Other	(908)	—	—
Net cash provided by/(used in) financing activities	5,786	288,815	(644)
Net increase/(decrease) in cash	(2,202)	2,628	(3,926)
Cash at beginning of period	2,808	180	4,106
Cash at end of period	$606	$2,808	$180

Note 16 – Capital Matters
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

			Minimum Regulatory Requirement to be Well Capitalized
(dollars in thousands)	Actual		For Capital Adequacy Purposes		Under Prompt Corrective Action Provisions		Pursuant to Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Ratio
December 31, 2012
Total Capital (to Risk Weighted Assets)
Consolidated	$158,993	12.34%	$103,051	8.00%	N/A
CommunityOne Bank, N.A.	103,976	11.40	72,997	8.00	$91,247	10.00%	12.00%
Bank of Granite	60,896	16.30	29,893	8.00	37,366	10.00	12.00
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	119,242	9.26	$51,525	—	N/A
CommunityOne Bank, N.A.	92,418	10.13	36,499	4.00	$54,748	6.00%	9.00%
Bank of Granite	56,209	15.04	14,946	4.00	22,420	6.00	8.00
Tier 1 Capital (to Average Assets)
Consolidated	119,242	5.45	$87,567	—	N/A
CommunityOne Bank, N.A.	92,418	6.17	59,909	4.00	$74,886	5.00%	9.00%
Bank of Granite	56,209	8.12	27,675	4.00	34,594	5.00	8.00

December 31, 2011
Total Capital (to Risk Weighted Assets)
Consolidated	$193,725	13.81%	$112,245	N/A	N/A
CommunityOne Bank, N.A.	136,761	14.52	75,363	8.00	$94,204	10.00%	12.00%
Bank of Granite	54,647	12.04	36,305	8.00	45,382	10.00	12.00
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	164,253	11.71	56,123	N/A	N/A
CommunityOne Bank, N.A.	124,639	13.23	37,682	4.00	$56,522	6.00%	9.00%
Bank of Granite	54,633	12.04	18,153	4.00	27,229	6.00	8.00
Tier 1 Capital (to Average Assets)
Consolidated	164,253	6.70	98,092	N/A	N/A
CommunityOne Bank, N.A.	124,639	7.39	67,426	4.00	$84,282	5.00%	9.00%
Bank of Granite	54,633	7.19	30,410	4.00	38,013	5.00	8.00
CommunityOne is designated as “adequately capitalized” by the OCC because it is subject to an order or written agreement that requires the institution to meet and maintain a specific capital level. CommunityOne currently is not in compliance with the capital requirements of the CommunityOne Order. Granite is under a regulatory obligation to maintain capital in excess of regulatory minimums and is in compliance with that obligation.

Certain regulatory requirements restrict the lending of funds by CommunityOne and Granite to FNB and the amount of dividends which can be paid to FNB. Since 2009, these regulatory requirements have prohibited CommunityOne from declaring dividends payable to FNB without the approval of the OCC. Similar requirements would prohibit Granite from declaring dividends payable to FNB without the approval of the FDIC and the NCCOB. The CommunityOne Order described in Note 2 “Regulatory Matters” further prohibit CommunityOne from paying dividends or making distributions to FNB.

Each of CommunityOne and Granite are no longer required to maintain average reserve balances with the FRBR based on a percentage of deposits as of December 31, 2012.

Note 17 – Shareholders’ Equity
Earnings per Share
FNB filed articles of amendment to its articles of incorporation on October 31, 2011 to effect a one-for-one hundred reverse stock split (the “Reverse Stock Split”) of its common stock. The amendment became effective following the close of trading on October 31, 2011. With the filing of this annual Report on Form 10-K, share and per share amounts have been retrospectively adjusted for the Reverse Stock Split. A purpose of the Reverse Stock Split is to increase the per share trading price of FNB's common stock to satisfy the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market. As a result of the Reverse Stock Split, every 100 shares of FNB's common stock issued and outstanding prior to the opening of trading on November 1, 2011 were consolidated into one issued and outstanding share. No fractional shares were issued as a result of the Reverse Stock Split. Instead, any fractional share resulting from the Reverse Stock Split were rounded up to the next largest whole share. All share and per share amounts have been retroactively adjusted in the financial statements and footnotes to account for the impact of the Reverse Stock Split.
Basic net loss per share, or basic earnings/(loss) per share (“EPS”), is computed by dividing net loss to common shareholders by the weighted average number of common shares outstanding for the period.
During the year ended December 31, 2012, the Company had no preferred stock outstanding. During the year ended December 31, 2011, and in order the complete the Recapitalization, FNB paid dividends and deferred interest of approximately $4.5 million on Series A preferred stock, in addition to the $0.6 million accretion of the discount on the preferred stock. At December 31, 2012 and December 31, 2011, FNB had no unpaid cumulative dividends.
The following table represents the impact of preferred stock activity on the Consolidated Statement of Operations for the years ended December 31, 2012, 2011, and 2010:

(dollars in thousands)	December 31,
	2012	2011	2010
Gain on the retirement of Series A preferred stock	$—	$38,625	$—
Gain on retirement of Bank preferred stock	—	9,375	—
Total gain on the retirement of preferred stock	—	48,000	—
Dividends and accretion on Series A preferred stock	—	(2,652)	(3,294)
Dividends on Bank preferred stock	—	(756)	—
Total dividends on preferred stock	—	(3,408)	(3,294)
Preferred stock gain on retirement, net of accretion, and dividends	$—	$44,592	$(3,294)
For the twelve months of 2010, FNB paid dividends of approximately $0.3 million on Series A preferred stock, in addition to the $0.7 million accretion of the discount on the preferred stock. At December 31, 2010, FNB had $2.3 million of unpaid cumulative dividends. These amounts combined increased the net loss to common shareholders by $3.3 million.
Diluted EPS reflects the potential dilution that could occur if FNB’s potential common stock, which consists of dilutive stock options and a common stock warrant held by the U.S. Treasury, were issued. As required for entities with complex capital structures, a dual presentation of basic and diluted EPS is included on the face of the income statement.
Due to a net loss for the twelve month periods ended December 31, 2012, 2011 and 2010; all stock options and the common stock warrant were considered antidilutive and thus are not included in this calculation. Additionally, for the periods ended December 31, 2012, December 31, 2011 and December 31, 2010, there were 23,197, 24,818 and 27,051 antidilutive shares, respectively. Of the antidilutive shares, the number of shares relating to stock options were 1,125 at December 31, 2012, 2,746 at December 31, 2011, and 4,980 at December 31, 2010. Average antidilutive shares relating to the common stock warrant were 22,072 for December 31, 2012, 2011 and 2010. Because the exercise price exceeded the average market price for the periods discussed and because of the net loss, the stock options and common stock warrant were omitted from the calculation of diluted earnings per share for their respective periods.
Stock Based Compensation
For the years ended December 31, 2012, 2011 and 2010, FNB had five share-based compensation plans in effect. The compensation expense charged against income for those plans was $3,000, $23,000, and $50,000, respectively, and the related income tax benefit was $1,000, $9,000 and $7,000, respectively.
On June 21, 2012, FNB shareholders approved the FNB 2012 Incentive Plan. The 2012 Incentive Plan, which was intended to replace the 2003 plan, provides for the grant of stock options, restricted stock and other stock-based awards, as well as cash-based performance awards. A total of 600,000 shares have been authorized for issuance under the 2012 Incentive Plan, and the maximum number of shares of FNB common stock with respect to which an employee may be granted awards under the 2012 Incentive Plan during any calendar year period is 50,000 shares. On December 28, 2012, a total of 110,059 shares of restricted stock were issued under the 2012 Incentive Plan to the top six officers of FNB, valued at the closing price of FNB common stock on the grant date.
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
With the completion of the Merger, each outstanding option to purchase shares of Granite Corp. common stock, whether or not exercisable, was converted into options to purchase FNB common stock. After adjusting for the Reverse Stock Split and rounding up to the nearest whole share, there were 78 stock options assumed from Granite Corp. All of those options expired during 2012, and none remain exercisable at December 31, 2012.
FNB assumed three stock compensation plans in its acquisition of Integrity Financial Corporation in 2006. Qualified and nonqualified stock options are outstanding under these plans for grants issued from 1997 to 2004 to key employees and directors at a price equal to fair market value on the date of grant. No additional grants will be made under these plans. Based on the stock options outstanding at December 31, 2012, a maximum of 235 shares of common stock has been reserved for issuance under these stock compensation plans.
The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based on the historical volatility of the FNB’s common stock over approximately the previous 6 years. The expected life of the options has historically been considered to be approximately 6 years. The expected dividend yield is based upon the current yield in effect at the date of grant. There were no stock options granted in 2012, 2011, or 2010, respectively.
The following is a summary of stock option activity:

	For the Years Ended December 31,
	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,742	$1,821.79	3,658	$1,857.00	5,353	$1,701.00
Granted	—	—	—	—	—	—
Assumed	—	—	78	267.53	—	—
Exercised	—	—	—	—	—	—
Forfeited/expired	(1,617)	1,723.34	(994)	1,829.09	(1,695)	1,363.00
Outstanding at end of year	1,125	1,963.29	2,742	1,821.79	3,658	1,857.00
Options exercisable at end of year	1,125	1,963.29	2,711	1,825.85	3,596	1,863.00

At December 31, 2012, information concerning stock options outstanding and exercisable is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1,290 - $1,620	195	2.01	$1,429.99	195	$1,429.99
$1,621 - $1,890	30	4.01	1,723.00	30	1,723.00
$1,890 - $2,160	465	1.92	1,982.39	465	1,982.39
$2,161 - $2,603	435	0.96	2,198.52	435	2,198.52
In 2012, 2011 and 2010, there was no intrinsic value of options exercised, and the grant-date fair value of options vested was $0 in each of the three years. There were no options exercised in 2012.
The following is a summary of non-vested restricted stock activity:

	For the Years Ended December 31,
	2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	4	$260.00	8	$260.00
Granted	110,059	11.13	—	—
Vested	(4)	260.00	(4)	260.00
Forfeited/Expired	—	—	—	—
Non-vested at end of year	110,059	$11.13	4	$260.00
The fair value of restricted stock vested in 2012, 2011 and 2010 was $1,040, $1,040, and $114,600 respectively.
On December 28, 2012, a total of 110,059 shares of long term restricted stock was granted by the FNB Board of Directors to the top six officers of FNB. Under the terms of the awards, 2/3rds of the restricted stock vests on the later of the lifting of the Consent Orders or the second anniversary of the date of grant and the final 1/3 of the stock vests on the later of the lifting of the Consent Orders or the third anniversary of the date of grant.
As of December 31, 2012, unrecognized compensation cost related to non-vested share-based compensation arrangements granted under FNB’s stock benefit plans totaled $1.2 million, which will be fully recognized by December 2015.
FNB funds the option shares and restricted stock from authorized but unissued shares. FNB does not typically purchase shares to fulfill the obligations of the stock benefit plans. FNB’s policy does allow option holders under certain plans to exercise options with seasoned shares.

Note 18 – Off-Balance Sheet Arrangements
In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at December 31, 2012 are discussed below.
Commitments by CommunityOne and Granite to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2012, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $216.2 million. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements. FNB evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.
CommunityOne and Granite issue standby letters of credit whereby each guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to standby letters of credit was $0.9 million at December 31, 2012 and $1.8 million at December 31, 2011.
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
Note 19 – Derivatives and Financial Instruments
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
During the third quarter of 2011, CommunityOne terminated a $15.0 million interest swap at a gain of $0.9 million. This swap was used to hedge a FHLB advance that was terminated concurrently at a loss of $2.0 million. The gain on the swap and loss on the hedged item were netted in noninterest expense in the Consolidated Statements of Operations. CommunityOne is now under no additional obligations related to either this swap or the terminated FHLB advance. During the fourth quarter of 2011, CommunityOne terminated the remaining $30.0 million interest swaps at a gain of $0.8 million. This swap was used to hedge a FHLB advance that was terminated concurrently at a loss of $1.3 million. These swaps were used to convert fixed-rate FHLB advances to a floating interest rate. The gain on the swap and loss on the hedged item were netted in noninterest expense in the Consolidated Statements of Operations. CommunityOne is now under no additional obligations related to either the terminated swaps or the terminated FHLB advance. The net loss on the early termination of these advances was $1.6 million and is recorded as prepayment penalty on borrowings in the Consolidated Statements of Operations. There are no swaps hedging FHLB advances at December 31, 2012 or 2011.
For the twelve months ended December 31, 2010, the interest rate swaps designated as a fair value hedge resulted in a net increase of interest expense of $0.9 million on FHLB advances than would otherwise have been reported for the liability. The fair value of the swaps at December 31, 2010 was recorded on the consolidated balance sheet as an asset in the amount of $1.4 million.
Net gains or loss recognized on the fair value swaps were $0.0 million in 2012, $(0.3) million in 2011 and $0.3 million in 2010.
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

The table below provides data about the amount of gains and losses related to derivative instruments designated as hedges included in the “Accumulated other comprehensive loss” section of “Shareholders’ Equity” on the FNB’s Consolidated Balance Sheets, and in “Other income” in the FNB’s Consolidated Statements of Operations:

	Gain, Net of Tax Recognized in Income
(dollars in thousands)	For Twelve Months Ended December 31, 2012	For Twelve Months Ended December 31, 2011	For Twelve Months Ended December 31, 2010
Derivatives designated as hedging instruments:
Interest rate swap contracts - FHLB advances	$—	$819	$165

During 2012, FNB began originating residential mortgage loans for sale in the secondary market. FNB has established guidelines in originating, selling loans to Fannie Mae, and retaining or selling the loan servicing rights. The commitments to borrowers to originate residential mortgage loans and the forward sales commitments to investors are freestanding derivative instruments. As such, they do not qualify for hedge accounting treatment, and the fair value adjustments for these instruments is recorded through the income statement in mortgage loan income. The fair market value of mortgage banking derivatives at December 31, 2012 was recorded in the Consolidated Balance Sheets under Other Assets.

(dollars in thousands)	Gain/(Loss), Net of Tax Recognized in Income
	For Twelve Months Ended December 31, 2012	For Twelve Months Ended December 31, 2011	For Twelve Months Ended December 31, 2010
Derivatives not designated as hedging instruments:
Mortgage loan rate lock commitments (1)	$152	$55	$251
Mortgage loan forward sales and MBS (1)	52	(44)	(83)
Total	$204	$11	$168

(1) For 2011 and 2010, recognized in "Net loss from discontinued operations" in FNB's Consolidated Statements of Operations.
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
The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

(dollars in thousands)	Gain/(Loss), Net of Tax Recognized in Income
	For the Twelve Months Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Derivatives not designated as hedging instruments:
Mortgage loan rate lock commitments (1)	$—	$—	$28
Mortgage loan forward sales and MBS (1)	—	(44)	(207)
Total	$—	$(44)	$(179)

(1)	Recognized in “Net loss from discontinued operations” in the Company’s Consolidated Statements of Operations.
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
Note 20 – Fair Value of Assets and Liabilities
FNB utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, derivatives and mortgage servicing rights are recorded at fair value on a recurring basis. Additionally, from time-to-time, FNB may be required to record at fair value other assets and liabilities on a non-recurring basis, such as loans held for sale, loans held for investment and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve application of lower or cost or market accounting or write-downs of individuals’ assets or liabilities.
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

Since loans held for sale are carried at the lower of cost or fair value, the fair value of loans held for sale is based on contractual agreements with independent third-party buyers. As such, FNB classifies loans held for sale subjected to nonrecurring fair value adjustments as Level 2.
Loans Held for Investment
FNB does not record loans held for investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as impaired, management determines the fair value of the loan to quantify impairment, should such exist. The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans. At December 31, 2012 and December 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, FNB records the impaired loan as nonrecurring Level 3. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and given the lack of observable market prices for identical properties, FNB records the impaired loans as nonrecurring Level 3.
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
Mortgage Servicing Rights
Mortgage servicing rights are recorded at fair value on a recurring basis, with changes in fair value recorded as a component of mortgage loan sales. A valuation model, which utilizes a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate, is used to determine fair value. Loan servicing rights are adjusted to fair value through a valuation allowance as determined by the model. As such, FNB classifies mortgage servicing rights as Level 3. Pursuant to an agreement dated December 29, 2010, CommunityOne sold its mortgage servicing rights on mortgages owned by Fannie Mae and transferred the servicing of those mortgages on January 31, 2011. CommunityOne resumed the sale of mortgage loans to Fannie Mae beginning in the second quarter of 2012, following Fannie Mae's approval of CommunityOne as a Seller Servicer.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Assets and liabilities carried at fair value on a recurring basis at December 31, 2012 for continuing operations, are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities:
U.S. Treasury and government agencies	$6,981	$—	$6,981	$—
U.S. government sponsored agencies	22,173	—	22,173	—
States and political subdivisions	6,038	—	6,038	—
Residential mortgage-backed securities-GSE	441,074	—	441,074	—
Residential mortgage-backed securities-Private	22,945	—	22,945	—
Commercial mortgage-backed securities-GSE	23,359	—	23,359	—
Commercial mortgage-backed securities-Private	5,317	—	5,317	—
Corporate notes	36,963	—	36,963	—
Total available-for-sale debt securities	564,850	—	564,850	—
Mortgage servicing rights	726	—	—	726
Total assets at fair value from continuing operations	$565,576	$—	$564,850	$726
Assets and liabilities carried at fair value on a recurring basis at December 31, 2011 for continuing operations, are summarized in the following table:

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
For continuing operations, no liabilities were carried at fair value on a recurring basis at December 31, 2012 or December 31, 2011.
No assets or liabilities were carried at fair value on a recurring basis at December 31, 2012 for discontinued operations.

The following tables present reconciliations of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods indicated:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(dollars in thousands)	Mortgage Servicing Rights
Beginning balance at January 1, 2012	$—
Total gains or losses (realized/unrealized):
Included in earnings, net of amortization	726
Purchases, issuances and settlements	—
Servicing rights sold	—
Ending balance at December 31, 2012	$726

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(dollars in thousands)	Mortgage Servicing Rights
Beginning balance at January 1, 2011	$2,359
Total gains or losses (realized/unrealized):
Included in earnings, net of amortization	(117)
Purchases, issuances and settlements	—
Servicing rights sold	(2,242)
Ending balance at December 31, 2011	$—
Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
FNB may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.
Assets measured at fair value on a nonrecurring basis are included in the following tables, for the periods indicated, for continuing operations:
December 31, 2012

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$13,575	$—	$—	$13,575
Other real estate owned	48,480	—	—	48,480
Total assets at fair value from continuing operations	$62,055	$—	$—	$62,055
Subsequent to their initial recognition at fair value during the quarter ended December 31, 2011, purchased impaired loans and purchased contractual loans are no longer recorded at their fair value but at carrying value. As a result, these loans are not included in the table above of assets measured at fair value on a nonrecurring basis at December 31, 2012.

December 31, 2011

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans held for sale	$4,529	$—	$4,529	$—
Impaired loans, net	31,266	—	—	31,266
Purchased impaired loans	308,594	—	—	308,594
Purchased contractual loans	65,283	—	—	65,283
Other real estate owned	84,794	—	—	84,794
Total assets at fair value from continuing operations	$494,466	$—	$4,529	$489,937

Assets measured at fair value on a nonrecurring basis are included in the following table for discontinued operations:
December 31, 2011

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Loans held for sale	$233	$—	$233	$—
Total assets at fair value from discontinued operations	$233	$—	$233	$—
No assets or liabilities were carried at fair value on a nonrecurring basis at December 31, 2012 for discontinued operations.

Quantitative Information about Level 3 Fair Value Measurements

(dollars in thousands)	Fair Value at December 31, 2012	Valuation Techniques	Unobservable Input	Range
Nonrecurring measurements:
Impaired loans, net	$13,575	Discounted appraisals	Collateral discounts	6.00% - 40.00%
Other real estate owned	48,480	Discounted appraisals	Collateral discounts	6.00% - 40.00%
Mortgage servicing rights	726	Discounted cash flows	Prepayment rate	10.00% - 30.00%
Mortgage servicing rights			Discount rate	6.00% - 12.00%
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

Loans held for sale. Substantially all residential mortgage loans held for sale are pre-sold and their carrying value approximates fair value. FNB classified the fair value of loans held for sale as Level 2.
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
The estimated fair values of financial instruments for continuing operations at December 31 are as follows:

	At December 31, 2012
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets of Continuing Operations:
Cash and cash equivalents	$239,610	$239,610	$239,610	$—	$—
Investment securities: Available-for-sale	564,850	564,850	—	564,850	—
Loans held for sale	6,974	6,974	—	6,974	—
Loans, net	1,147,721	1,140,088	—	—	1,140,088
Accrued interest receivable	6,102	6,102	—	6,102	—
Financial Liabilities of Continuing Operations:
Deposits	1,906,988	1,910,927	—	1,910,927	—
Retail repurchase agreements	8,675	8,675	—	8,675	—
Federal Home Loan Bank advances	58,328	62,950	—	62,950	—
Junior subordinated debentures	56,702	18,760	—	—	18,760
Accrued interest payable	2,111	2,111	—	2,111	—

	At December 31, 2011
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets of Continuing Operations:
Cash and cash equivalents	553,416	553,416	553,416	—	—
Investment securities: Available-for-sale	431,306	431,306	—	431,306	—
Loans held for sale	4,529	4,529	—	4,529	—
Loans, net	1,178,175	1,176,795	—	—	1,176,795
Accrued interest receivable	5,919	5,919	—	5,919	—
Financial Liabilities of Continuing Operations:
Deposits	2,129,111	2,139,093	—	2,139,093	—
Retail repurchase agreements	8,838	8,838	—	8,838	—
Federal Home Loan Bank advances	58,370	62,555	—	62,555	—
Junior subordinated debentures	56,702	36,218	—	—	36,218
Accrued interest payable	1,654	1,654	—	1,654	—

The estimated fair values of financial instruments for discontinued operations are as follows:

	As of December 31, 2012		As of December 31, 2011
(dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets of Discontinued Operations	$—	$—	$233	$233
There were no transfers between valuation levels for any assets during the years ended December 31, 2012 or December 31, 2011. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period when the assets are valued.
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
Note 21 – Common Dividends
FNB is a legal entity separate and distinct from its banking and other subsidiaries and has in the past relied on dividends from CommunityOne as its primary source of liquidity. The CommunityOne Order, the Granite Order and the Written Agreement have prohibited CommunityOne and Granite from declaring or paying any dividends, or lending or otherwise supplying funds to FNB to meet FNB's obligations.
FNB did not declare any dividends with respect to its common stock in 2012, 2011 or 2010.
Note 22 – Change in Executive Officers and Board of Directors
On December 31, 2012 David Lavoie, Chief Risk Officer of FNB, retired. Upon his retirement, the title of the position was changed to Chief Credit Officer and Neil Machovec has been named to the position at FNB, effective February 5, 2013.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
FNB’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, has evaluated the effectiveness of FNB’s disclosure controls and procedures as of December 31, 2012. Based on that evaluation, FNB’s Chief Executive Officer and Chief Financial Officer concluded that FNB’s disclosure controls and procedures were effective as of December 31, 2012.
Management’s Report on Internal Control over Financial Reporting
Management of FNB United Corp. and Subsidiaries (the “Company”) is responsible for preparing the Company’s annual consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting for the Company. Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.
The Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report has issued an audit report on the effectiveness of the Company’s internal control over financial reporting.
Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the FDIC and the appropriate federal banking agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Company complied, in all significant respects, with such laws and during the year ended December 31, 2012.
Changes in Internal Control over Financial Reporting
The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its control in response to internal control assessments and internal and external audit and regulatory recommendations. No control enhancements during the year ended December 31, 2012 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information set forth in FNB’s proxy statement for the Annual Meeting of Shareholders to be held on June 20, 2013 (the “Proxy Statement”) under the headings “Election of Directors,” “Executive Officers,” “Report of the Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

4.02	Form of Right Certificate, incorporated herein by reference to Exhibit B of Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 21, 2011.

4.03
Indenture dated as of November 4, 2005, between FNB Corp. and U.S. Bank, National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 8, 2005.

4.04
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

4.07
Warrant to purchase up to 2,207,143 shares of common stock issued to the United States Department of the Treasury, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed February 13, 2009.

4.08
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

10.04*
Form of Restricted Stock Agreement between FNB United Corp. and certain of its key employees and non-employee directors, pursuant to the Registrant’s 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.05*
Carolina Fincorp, Inc. Stock Option Plan (assumed by the Registrant on April 10, 2000), incorporated herein by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-54702) filed January 31, 2001.

10.06*
Nonqualified Supplemental Retirement Plan with R. Larry Campbell, incorporated herein by reference to Exhibit 10(c) to the Annual Report on Form 10-KSB of Carolina Fincorp, Inc. for the fiscal year ended June 30, 1997.

10.07*
Amendment to Executive Income Deferred Compensation Agreement dated as of December 31, 2008 between CommunityONE Bank, National Association and R. Larry Campbell, incorporated herein by reference to Exhibit 10.34 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2008.

10.08*
Amended and Restated Change of Control Agreement dated as of December 31, 2008 among FNB United Corp., CommunityONE Bank, National Association, and R. Mark Hensley, incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2008.

10.09*
Form of Change of Control Agreement among FNB United Corp., CommunityONE Bank, National Association and certain key officers and employees, incorporated herein by reference to Exhibit 10.37 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2008.

10.10*	Form of Letter Agreement between FNB United Corp. and senior executive officers incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 1, 2009.

10.11
Guarantee Agreement dated as of November 4, 2005, by FNB Corp. for the benefit of the holders of trust preferred securities, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 5, 2005.

10.12
Guarantee Agreement dated as of April 27, 2006 between FNB Corp. and Wilmington Trust Company, as guarantee trustee, for the benefit of the holders of trust preferred securities, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 28, 2006.

10.13
Letter Agreement between the Registrant and the United States Department of the Treasury, dated February 13, 2009, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 13, 2009.

10.14
Written Agreement, effective October 21, 2010, between FNB United Corp. and the Federal Reserve Bank of Richmond, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 26, 2010.

10.15
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

10.16
Investment Agreement, dated April 26, 2011, by and between FNB United Corp. and Carlyle Financial Services Harbor, L.P., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 27, 2011.

10.17
Amendment No. 1 to Investment Agreement, dated as of June 16, 2011, by and between FNB United Corp. and Carlyle Financial Services Harbor, L.P., incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 16, 2011.

10.18
Amendment No. 2 to Investment Agreement, dated as of August 4, 2011, by and between FNB United Corp. and Carlyle Financial Services Harbor, L.P., incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 5, 2011.

10.19
Amendment No. 3 dated October 20, 2011 to Investment Agreement by and between FNB United Corp. and Carlyle Financial Services Harbor, L.P., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2011.

10.20
Investment Agreement, dated April 26, 2011, by and between FNB United Corp. and Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P., incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 27, 2011.

10.21
Amendment No. 1 to Investment Agreement, dated as of June 16, 2011, by and between FNB United Corp. and Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P., incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed June 16, 2011.

10.22
Amendment No. 2 to Investment Agreement, dated as of August 4, 2011, by and between FNB United Corp. and Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P., incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 5, 2011.

10.23
Amendment No. 3 dated October 20, 2011 to Investment Agreement by and between FNB United Corp., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III., L.P., incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2011.

10.24
Form of Amended and Restated Subscription Agreement by and between FNB United Corp. and private placement investors, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 5, 2011.

10.25
Form of Subscription Agreement (Directors and Officers) by and between FNB United Corp. and private placement investors, incorporated herein by reference to Exhibit 10.36 to the Registrant’s Form S-4 Registration Statement (File No. 333-176357) filed August 17, 2011.

10.26
Tax Benefits Preservation Plan, dated as of April 15, 2011, between FNB United Corp. and Registrar and & Transfer Company, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 21, 2011.

10.27
Amendment to Tax Benefits Preservation Plan, dated as of April 27, 2011, between FNB United Corp. and Registrar and Transfer Company, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 27, 2011.

10.28
Exchange Agreement, dated as of August 15, 2011, by and between FNB United Corp. and The United States Department of the Treasury, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 18, 2011.

10.29
Subordinated Debt Settlement and Preferred Stock Repurchase Agreement, dated as of August 1, 2011, by and between SunTrust Bank and CommunityONE Bank, N.A., incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed August 5, 2011.

10.30*
Employment Agreement by and among FNB United Corp., CommunityONE Bank, National Association and Brian E. Simpson, dated as of October 21, 2011, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 25, 2011.

10.31*
Employment Agreement by and among FNB United Corp., CommunityONE Bank, National Association and Robert L. Reid, dated as of October 21, 2011, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 25, 2011.

10.32*
Employment Agreement by and among FNB United Corp., CommunityONE Bank, National Association and David L. Nielsen, dated as of October 21, 2011, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed October 25, 2011.

10.33*	FNB United Corp. 2012 Incentive Plan, incorporated herein by reference to Appendix A of Registrant's Proxy Statement on Schedule 14A Information filed April 30, 2012.

10.34*	Form of Restricted Stock Agreement between FNB United Corp. and certain executive officers, pursuant to the Registrant's 2012 Incentive Plan.

21.01	Subsidiaries of the Registrant.

23.01	Consent of Independent Registered Public Accounting Firm – Dixon Hughes Goodman LLP

31.01	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01	Certification of Principal Executive Officer Pursuant to Section 111 of the Emergency Economic Stabilization Act of 2008, as amended.

99.02	Certification of Principal Financial Officer Pursuant to Section 111 of the Emergency Economic Stabilization Act of 2008, as amended.

*	Management contract, or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 8, 2013.

FNB United Corp.
(Registrant)

By:	/s/ BRIAN E. SIMPSON
Brian E. Simpson
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 8, 2013.

Signature	Title

/s/ BRIAN E. SIMPSON	Chief Executive Officer and Director
Brian E. Simpson	(Principal Executive Officer)

/s/ DAVID L. NIELSEN	Executive Vice President
David L. Nielsen	(Principal Financial and Accounting Officer)

/s/ AUSTIN A. ADAMS	Director
Austin A. Adams

/s/ JOHN J. BRESNAN	Director
John J. Bresnan

/s/ JERRY R. LICARI	Director
Jerry R. Licari

/s/ SCOTT B. KAUFFMAN	Director
Scott B. Kauffman

/s/ J. CHANDLER MARTIN	Director
J. Chandler Martin

/s/ H. RAY MCKENNEY, JR.	Director
H. Ray McKenney, Jr.

/s/ R. REYNOLDS NEELY, JR.	Director
R. Reynolds Neely, Jr.

/s/ ROBERT L. REID	Director
Robert L. Reid

/s/ LOUIS A. SCHMITT	Director
Louis A. Schmitt

/s/ BOYD C. WILSON, JR.	Director
Boyd C. Wilson, Jr.