Form 10-Q
period 2013-03-31
FNB United Corp.
filed 2013-05-06
CIK 764811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013	Commission File Number 0-13823

FNB UNITED CORP.
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1456589
(State of Incorporation)	(I.R.S. Employer Identification No.)
150 South Fayetteville Street
Asheboro, North Carolina	27203
(Address of principal executive offices)	(Zip Code)

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

As of May 1, 2013 (the most recent practicable date), the Registrant had outstanding approximately 21,735,938 shares of Common Stock.

FNB United Corp. and Subsidiaries
Report on Form 10-Q
March 31, 2013

i

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
FNB United Corp. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)	March 31, 2013	December 31, 2012*
Assets
Cash and due from banks	$26,991	$38,552
Interest-bearing bank balances	235,302	201,058
Investment securities:
Available-for-sale, at estimated fair value (amortized cost of $493,631 in 2013 and $558,818 in 2012)	492,355	564,850
Held-to-maturity (estimated fair value of $73,245 in 2013)	73,515	—
Loans held for sale	5,012	6,974
Loans held for investment	1,113,765	1,177,035
Less: Allowance for loan losses	(29,641)	(29,314)
Net loans held for investment	1,084,124	1,147,721
Premises and equipment, net	52,449	52,725
Other real estate owned and property acquired in settlement of loans	46,537	63,131
Core deposit premiums and other intangibles	7,445	7,495
Goodwill	4,205	4,205
Bank-owned life insurance	39,068	38,792
Other assets	26,308	26,062
Total Assets	$2,093,311	$2,151,565
Liabilities
Deposits:
Noninterest-bearing demand deposits	$265,455	$251,235
Interest-bearing deposits:
Demand, savings and money market deposits	899,115	892,576
Time deposits of $100,000 or more	258,165	290,166
Other time deposits	433,426	473,011
Total deposits	1,856,161	1,906,988
Retail repurchase agreements	7,301	8,675
Federal Home Loan Bank advances	58,317	58,328
Junior subordinated debentures	56,702	56,702
Other liabilities	25,456	22,427
Total Liabilities	2,003,937	2,053,120
Shareholders' Equity
Preferred stock Series A, $10.00 par value; authorized 200,000 shares, no shares issued and outstanding in 2013 and 2012	—	—
Preferred stock, $1.00 par value, authorized 15,000,000 shares, no shares issued and outstanding in 2013 and 2012	—	—
Common stock, no par value; authorized 2,500,000,000 shares, issued 21,698,115 shares in 2013 and 2012	461,057	460,955
Accumulated deficit	(366,783)	(362,187)
Accumulated other comprehensive loss	(4,900)	(323)
Total Shareholders' Equity	89,374	98,445
Total Liabilities and Shareholders' Equity	$2,093,311	$2,151,565
See accompanying notes to consolidated financial statements.
* Derived from audited consolidated financial statements

FNB United Corp. and Subsidiaries
Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share data)	Three Months Ended March 31,
	2013	2012
Interest Income
Interest and fees on loans	$14,785	$16,959
Interest and dividends on investment securities:
Taxable income	3,059	2,669
Non-taxable income	14	15
Other interest income	212	350
Total interest income	18,070	19,993
Interest Expense
Deposits	2,247	4,223
Retail repurchase agreements	4	8
Federal Home Loan Bank advances	382	279
Other borrowed funds	264	303
Total interest expense	2,897	4,813
Net Interest Income before Provision for Loan Losses	15,173	15,180
Provision for loan losses	110	3,067
Net Interest Income after Provision for Loan Losses	15,063	12,113
Noninterest Income
Service charges on deposit accounts	1,376	1,816
Mortgage loan income	744	36
Cardholder and merchant services income	1,069	1,141
Trust and investment services	241	202
Bank owned life insurance	263	306
Other service charges, commissions and fees	258	254
Securities gains (losses), net	2,377	(46)
Other income	205	117
Total noninterest income	6,533	3,826
Noninterest Expense
Personnel expense	10,679	10,026
Net occupancy expense	1,831	1,561
Furniture, equipment and data processing expense	2,368	2,072
Professional fees	1,493	1,542
Stationery, printing and supplies	186	141
Advertising and marketing	665	129
Other real estate owned expense	883	5,519
Credit/debit card expense	425	410
FDIC insurance	670	598
Loan collection expense	1,572	746
Merger-related expense	1,509	2,258
Core deposit intangible amortization	352	352
Other expense	1,706	1,494
Total noninterest expense	24,339	26,848
Loss from continuing operations, before income taxes	(2,743)	(10,909)
Income tax expense (benefit) - continuing operations	1,853	(77)
Loss from continuing operations, net of tax	(4,596)	(10,832)
Loss from discontinued operations, net of tax	—	(27)
Net loss	(4,596)	(10,859)

Weighted average number of common shares outstanding - basic and diluted	21,698,115	21,102,465
Net loss per common share from continuing operations - basic and diluted	$(0.21)	$(0.51)
Net loss per common share from discontinued operations - basic and diluted	—	—
Net loss per common share - basic and diluted	(0.21)	(0.51)

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries
Consolidated Statements of Comprehensive Loss (unaudited)

(dollars in thousands)	Three Months Ended March 31,
	2013	2012
Net loss	$(4,596)	$(10,859)
Other comprehensive income:
Unrealized holdings gains (losses) arising during the period on available-for-sale securities	(4,934)	1,158
Tax effect	1,949	(456)
Unrealized holdings gains (losses) arising during the period on available-for-sale securities, net of tax	(2,985)	702
Reclassification adjustment for (gain) losses on available-for-sale securities included in net income	(2,377)	46
Tax effect	939	(18)
Reclassification adjustment for (gain) losses on available-for-sale securities included in net income, net of tax	(1,438)	28
Change in defined benefit plans liability	(254)	—
Tax effect	100	—
Change in defined benefit plans liability, net of tax	(154)	—
Other comprehensive income (loss), net of tax:	(4,577)	730
Comprehensive loss	$(9,173)	$(10,129)

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)
For Three Months Ended March 31, 2013 and 2012

						Accumulated
(dollars in thousands, except share and per share data)						Other
	Preferred Stock		Common Stock		Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Loss	Total
Balance, December 31, 2011	—	$—	21,102,668	$455,166	$(322,182)	$(3,969)	$129,015
Comprehensive loss:
Net loss	—	—	—	—	(10,859)	—	(10,859)
Other comprehensive income, net of tax	—	—	—	—	—	730	730
Total comprehensive loss							(10,129)
Expense related to 2011 issuance of common stock	—	—	—	(913)	—	—	(913)
Return of common stock not received for fractional shares rounding purposes in the 1:100 reverse stock split	—	—	(586)	—	—	—	—
Stock options:
Compensation expense recognized	—	—	—	1	—	—	1
Balance, March 31, 2012	—	$—	21,102,082	$454,254	$(333,041)	$(3,239)	$117,974
Balance, December 31, 2012	—	$—	21,698,115	$460,955	$(362,187)	$(323)	$98,445
Comprehensive loss:
Net loss	—	—	—	—	(4,596)	—	(4,596)
Other comprehensive income, net of tax	—	—	—	—	—	(4,577)	(4,577)
Total comprehensive loss							(9,173)
Stock options:
Compensation expense recognized	—	—	—	102	—	—	102
Balance, March 31, 2013	—	$—	21,698,115	$461,057	$(366,783)	$(4,900)	$89,374

See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)	Three Months Ended March 31,
	2013	2012
Operating Activities
Net loss	$(4,596)	$(10,859)
Net loss from discontinued operations	—	(27)
Net loss from continuing operations	(4,596)	(10,832)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization of premises and equipment	728	981
Provision for loan losses	110	3,067
Deferred income taxes (benefit)	1,853	(77)
Deferred loan fees and costs, net	367	(2,270)
Premium amortization and discount accretion of investment securities, net	1,386	666
Net (gain) loss on sale of investment securities	(2,377)	46
Amortization of core deposit premiums	352	352
Net accretion of purchase accounting adjustments	(4,419)	(2,592)
Adjustment to goodwill	—	(300)
Stock compensation expense	102	1
Increase in cash surrender value of bank-owned life insurance, net	(276)	(327)
Loans held for sale:
Origination of loans held for sale	(30,954)	—
Net proceeds from sale of loans held for sale	33,507	—
Net loss (gain) on sale of loans held for sale	(591)	—
Mortgage servicing rights capitalized	(348)	—
Mortgage servicing rights amortization and impairment	46	—
Net loss on sales and write-downs of other real estate owned	219	3,877
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable and other assets	994	(532)
Increase in accrued interest payable and other liabilities	2,775	511
Net cash used in operating activities of continuing operations	(1,122)	(7,429)
Net effect of discontinued operations	—	(873)
Net cash used in operating activities	(1,122)	(8,302)
Investing Activities
Available-for-sale securities:
Proceeds from sales	148,306	10,760
Proceeds from maturities, calls and principal repayments	20,971	21,021
Purchases	(103,093)	(73,010)
Held-to-maturity securities:
Purchases	(73,524)	—
Net (increase) decrease in loans held for investment	65,979	(35,603)
Proceeds from sales of other real estate owned	17,614	10,874
Purchases of premises and equipment	(505)	(558)
Proceeds from sales of premises and equipment	37	—
Expenses paid in 2012 related to 2011 capital raise	—	(913)
Net cash (used in) provided by investing activities	75,785	(67,429)
Financing Activities
Net decrease in deposits	(50,595)	(8,626)
Decrease in retail repurchase agreements	(1,374)	(500)
Decrease in Federal Home Loan Bank advances	(11)	(10)
Net cash used in financing activities of continuing operations	(51,980)	(9,136)
Net effect of discontinued operations	—	—
Net cash used in financing activities	(51,980)	(9,136)
Net (Decrease) Increase in Cash and Cash Equivalents	22,683	(84,867)
Cash and Cash Equivalents at Beginning of Period	239,610	553,416
Cash and Cash Equivalents at End of Period	$262,293	$468,549

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$2,754	$5,099
Noncash transactions:
Foreclosed loans transferred to other real estate owned	3,969	8,935
Loans to facilitate the sale of other real estate owned	2,625	—
Transfer of loans from held for investment to held for sale	—	600
Unrealized securities gains/(losses), net of income taxes	(4,423)	730
Employee benefit plan costs, net of income taxes	(154)	—
See accompanying notes to consolidated financial statements.

FNB United Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation
Nature of Operations
FNB United Corp., we or us (which also refers to FNB and our subsidiaries on a consolidated basis) ("FNB"), is a bank holding company incorporated in 1984 under the laws of the State of North Carolina. We own two bank subsidiaries: CommunityOne Bank, N.A. (“CommunityOne”), a national banking association headquartered in Asheboro, North Carolina and, through Bank of Granite Corporation (“Granite Corp.”), Bank of Granite (“Granite”), a state chartered bank headquartered in Granite Falls, North Carolina. On March 1, 2013, we filed an application to merge Granite into CommunityOne. Subject to regulatory approval, we expect to complete the Granite Merger in the second quarter of 2013.
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
General
The accompanying consolidated financial statements, prepared without audit, include the accounts of FNB and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Descriptions of the organization and business of FNB, accounting policies followed by FNB and other relevant information are contained in FNB's Annual Report on Form 10-K for the year ended December 31, 2012, (the "Form 10-K"), including the notes to the consolidated financial statements filed as part of that report. This quarterly report should be read in conjunction with the Form 10-K.
In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of FNB as of March 31, 2013 and December 31, 2012, and the results of its operations and cash flows for the three months ended March 31, 2013 and 2012, respectively.
All financial information is reported on a continuing operations basis, unless otherwise noted. See Note 2 to the consolidated financial statements for a discussion regarding discontinued operations and certain assets and liabilities at March 31, 2013 and December 31, 2012.
Use of Estimates
We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"). Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowances for loan losses (“ALL”), the carrying value of other real estate owned (“OREO”), the carrying value of intangible assets and the realization of deferred tax assets.
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
Recent Accounting Pronouncements
Comprehensive Income - In February 2013, the FASB issued ASU No. 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”). This pronouncement requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income for each applicable component of net income, as well as a rollforward of the components of accumulated other comprehensive income on a prospective basis. This pronouncement is effective beginning January 1, 2013. The provisions of ASU No. 2013-02 relate only to financial statement presentation of other comprehensive income and, accordingly, its adoption did not have a material effect on FNB's financial statements. See Note 10 for further disclosure.
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
There were no assets and liabilities of discontinued operations as of March 31, 2013 and December 31, 2012.
Net loss from discontinued operations, net of tax, at the dates indicated were as follows:

(dollars in thousands)	Three Months Ended March 31,
	2013	2012
Interest Income
Total interest income	$—	$—
Interest Expense
Total interest expense	—	—
Net Interest Income before Provision for Loan Losses	—	—
Provision for loan losses	—	—
Net Interest Income after Provision for Loan Losses	—	—
Noninterest Income
Total noninterest income	—	—
Noninterest Expense
Personnel expense	—	1
Net occupancy expense	—	1
Professional fees	—	25
Total noninterest expense	—	27
Loss before income taxes	—	(27)
Income tax (benefit)/expense	—	—
Net loss from discontinued operations, net of tax	$—	$(27)
All financial information in the consolidated financial statements and notes to the consolidated financial statements reflects continuing operations, unless otherwise noted.

3. Goodwill and Other Intangible Assets
We accounted for the Merger as a business combination under the acquisition method of accounting. As a result, we have recognized in our financial statements the identifiable net assets acquired and an amount of goodwill (representing the difference between the purchase price and the identifiable net assets). During the measurement period following a business combination, the amount of identifiable net assets recognized is subject to further adjustment to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. GAAP requires that the measurement period cannot exceed one year from the acquisition date.
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
During the first quarter of 2012, we recognized $0.3 million in additional goodwill from the Merger. This additional amount resulted from new valuations received on OREO acquired in the Merger, which were written down to our best estimate of fair value.
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
The following table summarizes the amortized cost and estimated fair value of investment securities and presents the related gross unrealized gains and losses:

March 31, 2013
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of:
U.S. government sponsored enterprises	$2,069	$38	$—	$2,107
Residential mortgage-backed securities-GSE	409,949	1,794	3,279	408,464
Residential mortgage-backed securities-Private	21,992	879	250	22,621
Commercial mortgage backed securities-GSE	23,054	—	658	22,396
Corporate notes	36,567	240	40	36,767
Total	$493,631	$2,951	$4,227	$492,355
Held to Maturity:
Residential mortgage-backed securities-GSE	73,515	1	271	73,245
Total	$567,146	$2,952	$4,498	$565,600

December 31, 2012
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of:
U.S. Treasury and government agencies	$6,646	$335	$—	$6,981
U.S. government sponsored enterprises	22,118	55	—	22,173
States and political subdivisions	5,918	120	—	6,038
Residential mortgage-backed securities-GSE	436,344	5,678	948	441,074
Residential mortgage-backed securities-Private	22,649	750	454	22,945
Commercial mortgage backed securities-GSE	23,150	209	—	23,359
Commercial mortgage backed securities-Private	5,283	34	—	5,317
Corporate notes	36,710	270	17	36,963
Total	$558,818	$7,451	$1,419	$564,850
CommunityOne and Granite, as members of the Federal Home Loan Bank of Atlanta (“FHLB”), are required to own capital stock in the FHLB based generally upon the balances of total assets and FHLB advances. FHLB capital stock is pledged to secure FHLB advances. This investment is carried at cost since no ready market exists for FHLB stock and there is no quoted market value. However, redemption of this stock has historically been at par value. The combined banks owned a total of $5.2 million of FHLB stock at March 31, 2013 and $6.3 million at December 31, 2012. Due to the redemption provisions of FHLB stock, FNB estimated that fair value approximated cost and that this investment was not impaired at March 31, 2013. FHLB stock is included in other assets at its original cost basis.
CommunityOne, as a member bank of the Federal Reserve Bank of Richmond (“FRBR”), is required to own capital stock of the FRBR based upon a percentage of the bank's common stock and surplus. This investment is carried at cost since no ready market exists for FRBR stock and there is no quoted market value. At both March 31, 2013 and December 31, 2012, CommunityOne owned a total of $3.1 million, of FRBR stock. Due to the nature of this investment in an entity of the U.S. government, FNB estimated that fair value approximated the cost and that this investment was not impaired at March 31, 2013. FRBR stock is included in other assets at its original cost basis.

At March 31, 2013, $102.7 million of the investment securities portfolio was pledged to secure public deposits, $13.9 million was pledged to retail repurchase agreements and $2.1 million was pledged to others, leaving $446.9 million available as lendable collateral.
During the three months ended March 31, 2013 and 2012, the banks sold securities with a book value of $145.9 million and $10.8 million respectively, and recognized a gain of $2.4 million and a loss of $(46) thousand, respectively. The banks sold these securities in order to manage our interest rate sensitivity profile.
The following tables show our investments' estimated fair value and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities or the short duration of the unrealized loss or both.

	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2013
Available for Sale:
Residential mortgage-backed securities-GSE	$284,396	$3,279	$—	$—	$284,396	$3,279
Residential mortgage-backed securities-Private	3,365	217	4,025	33	7,390	250
Commercial mortgage-backed securities-GSE	22,396	658	—	—	22,396	658
Corporate notes	—	—	3,234	40	3,234	40
Total	$310,157	$4,154	$7,259	$73	$317,416	$4,227
Held to Maturity:
Residential mortgage-backed securities-GSE	$48,036	$272	$—	$—	$48,036	$272

December 31, 2012
Obligations of:
Residential mortgage-backed securities-GSE	$123,489	$904	$7,027	$44	$130,516	$948
Residential mortgage-backed securities-Private	6,482	438	1,017	16	7,499	454
Corporate notes	—	—	3,249	17	3,249	17
Total	$129,971	$1,342	$11,293	$77	$141,264	$1,419
At March 31, 2013, there were four available-for-sale securities that were in an unrealized loss position for longer than 12 months, compared to four at December 31, 2012.
If an entity intends to sell a debt security or cannot assert it is more likely than not that it will not have to sell the security before recovery, other than temporary impairment ("OTTI") must be taken. If the entity does not intend to sell the debt security before recovery, but the entity does not expect to recover the entire amortized cost basis, then OTTI must be taken, but the amount of impairment is to be bifurcated between impairment due to credit (which is recorded through earnings) and noncredit impairment (which becomes a component of other comprehensive income (“OCI”) for both available-for-sale and held-to-maturity securities). For held-to-maturity securities, the amount in OCI will be amortized prospectively over the security's remaining life. After analyzing its securities portfolio at March 31, 2013, and after considering ratings, fair value, cash flows and other factors, FNB did not have any OTTI during the three months ended March 31, 2013 and March 31, 2012.
The aggregate amortized cost and fair value of securities at March 31, 2013, by remaining contractual maturity, are shown in the following table. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$16,458	$16,551	$—	$—
Due after one year through five years	18,904	19,089	—	—
Due after five years through 10 years	3,274	3,234	—	—
Due after 10 years	—	—	—	—
Total	38,636	38,874	—	—
Mortgage-backed securities	454,995	453,481	73,515	73,245
Total	$493,631	$492,355	$73,515	$73,245

5. Loans and Allowance for Loan Losses
General

Loans held for investment are stated at the principal amounts outstanding adjusted for purchase premiums/discounts, deferred net loan fees and costs, and unearned income.  FNB reports its loan portfolio by segments and classes, which are disaggregations of portfolio segments.  FNB's portfolio segments are:  Commercial and agricultural, Real estate, and Consumer loans.  The Commercial and agricultural loan and Consumer loan portfolios are not further segregated into classes.  The classes within the Real estate portfolio segment include Real estate - construction and Real estate mortgage, broken into 1-4 family residential mortgage and Commercial real estate mortgage loans.

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

During the three months ended March 31, 2012, CommunityOne purchased $61.9 million of performing residential mortgage loans, including premiums of $2.3 million. These loan purchases are accounted for as PC loans.

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
Historical loss rates are calculated by associating losses to the risk-graded pool to which they relate for each of the previous eight quarters. Then, using a look back period beginning in third quarter 2006, loss factors are calculated for each risk-graded pool.

In addition to FNB's ability to use its own historical loss data and migration between risk grades, it has a rigorous process for computing the qualitative factors that impact the ALL. A committee, independent of the historical loss migration team, reviews risk factors that may impact the ALL. Some factors are statistically quantifiable, such as concentration, growth, delinquency, and nonaccrual risk by loan type, while other factors are qualitative in nature, such as staff competency, competition within our markets, economic and regulatory changes impacting the loans held for investment.

FNB lends primarily in North Carolina. As of March 31, 2013, a substantial majority of the principal amount of the loans held for investment in its portfolio was to businesses and individuals in North Carolina. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the ALL. Management believes the ALL is adequate to cover estimated losses on loans at each balance sheet date.

During the three month period ended March 31, 2013, FNB charged off $3.0 million in loans and realized $3.2 million in recoveries, for $0.2 million of net recoveries. The majority of the loans charged off were loans that were previously impaired and had specific reserves assigned in prior periods.

The ALL, as a percentage of loans held for investment, was 2.66% at March 31, 2013, compared to 3.19% at March 31, 2012. At December 31, 2012, the ALL, as a percentage of loans held for investment, was 2.49%.

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
Loans categorized as Special Mention or worse are considered Criticized. Loans categorized as Substandard or Doubtful are considered Classified. Purchased loans acquired in the Merger are recorded at estimated fair value on the date of acquisition without the carryover of related ALL. The table below includes $70.0 million and $60.6 million in Granite Purchased Loans categorized as Substandard or Doubtful at March 31, 2013 and December 31, 2012, respectively.

The following table presents loans held for investment balances by risk grade as of March 31, 2013:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
	(Ratings 1-5)	(Rating 6)	(Rating 7)	(Rating 8)	Total
Commercial and agricultural	$67,700	$3,416	$6,076	$298	$77,490
Real estate - construction	41,979	1,817	13,857	—	57,653
Real estate - mortgage:
1-4 family residential	471,592	14,785	34,431	—	520,808
Commercial	290,610	42,767	81,450	168	414,995
Consumer	42,081	171	359	208	42,819
Total	$913,962	$62,956	$136,173	$674	$1,113,765
The following table presents loans held for investment balances by risk grade as of December 31, 2012:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
	(Ratings 1-5)	(Rating 6)	(Rating 7)	(Rating 8)	Total
Commercial and agricultural	$69,003	$3,447	$6,953	$301	$79,704
Real estate - construction	40,117	2,031	16,266	—	58,414
Real estate - mortgage:
1-4 family residential	504,819	15,855	32,625	239	553,538
Commercial	296,271	50,275	95,126	164	441,836
Consumer	42,495	178	426	444	43,543
Total	$952,705	$71,786	$151,396	$1,148	$1,177,035
Loans included in the preceding loan composition table are net of participations sold. Loans are increased by net loan premiums and deferred loan discounts or fees of $2.6 million at March 31, 2013. Loans are increased by net deferred loan discounts or fees of $3.6 million at December 31, 2012.
At March 31, 2013 and December 31, 2012, loans held for sale consisted of originated residential mortgage loans held for sale at the lower of cost or fair market value.
Loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balance of loans serviced for others amounted to $109.7 million at March 31, 2013 and $65.1 million at December 31, 2012.
Loans Pledged
To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans. Gross loans of $256.1 million and $270.2 million were pledged to collateralize FHLB advances and letters of credit at March 31, 2013 and December 31, 2012, respectively, of which there was $14.2 million and $19.1 million of credit availability for borrowing, respectively. At March 31, 2013, $33.5 million of loans were pledged to collateralize potential borrowings from the Federal Reserve Discount Window, of which $26.2 million was available as borrowing capacity.
Nonaccruing and Impaired Loans
Interest income on loans is calculated by using the interest method based on the daily outstanding balance. The recognition of interest income is discontinued when, in management's opinion, the collection of all or a portion of interest becomes doubtful. Loans are returned to accrual status when the factors indicating doubtful collectability cease to exist and the loan has performed in accordance with its terms for a demonstrated period of time. The past due status of loans is based on the contractual payment terms. Had nonaccruing loans been on accruing status, interest income would have been higher by $0.9 million and $1.5 million for the three months ended March 31, 2013 and March 31, 2012, respectively. At March 31, 2013 and December 31, 2012, FNB had certain impaired loans of $70.5 million and $79.2 million, respectively, which were on nonaccruing interest status.
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

The following table presents an aging analysis of accruing and nonaccruing loans as of March 31, 2013:

(dollars in thousands)	Accruing
	30-59 days past due	60-89 days past due	More than 90 days past due	Nonaccrual	Total past due and nonaccrual	Current and accruing	Total Loans
PC and Originated Loans
Commercial and agricultural	$30	$1	$—	$2,350	$2,381	$62,200	$64,581
Real estate - construction	367	—	—	11,762	12,129	43,191	55,320
Real estate - mortgage:
1-4 family residential	2,722	82	55	19,111	21,970	462,224	484,194
Commercial	931	147	—	37,217	38,295	224,247	262,542
Consumer	208	12	—	63	283	40,961	41,244
Total	$4,258	$242	$55	$70,503	$75,058	$832,823	$907,881
PI Loans
Commercial and agricultural	$1,056	$60	$811	$—	$1,927	$10,982	$12,909
Real estate - construction	—	48	523	—	571	1,761	2,332
Real estate - mortgage:
1-4 family residential	896	—	3,530	—	4,426	32,481	36,907
Commercial	3,836	2,896	15,533	—	22,265	130,168	152,433
Consumer	3	—	1	—	4	1,299	1,303
Total	$5,791	$3,004	$20,398	$—	$29,193	$176,691	$205,884
Total Loans	$10,049	$3,246	$20,453	$70,503	$104,251	$1,009,514	$1,113,765

The following table presents an aging analysis of accruing and nonaccruing loans as of December 31, 2012:

(dollars in thousands)	Accruing
	30-59 days past due	60-89 days past due	More than 90 days past due	Nonaccrual	Total past due and nonaccrual	Current and accruing	Total Loans
PC and Originated Loans
Commercial and agricultural	$515	$—	$50	$2,746	$3,311	$61,727	$65,038
Real estate - construction	26	119	—	14,297	14,442	41,290	55,732
Real estate - mortgage:
1-4 family residential	6,173	880	—	18,372	25,425	488,898	514,323
Commercial	617	—	177	43,621	44,415	226,948	271,363
Consumer	24	—	—	206	230	41,957	42,187
Total	$7,355	$999	$227	$79,242	$87,823	$860,820	$948,643
PI Loans
Commercial and agricultural	$100	$1	$1,103	$—	$1,204	$13,462	$14,666
Real estate - construction	117	—	655	—	772	1,910	2,682
Real estate - mortgage:
1-4 family residential	1,308	495	4,678	—	6,481	32,734	39,215
Commercial	2,559	4,300	17,384	—	24,243	146,230	170,473
Consumer	4	—	13	—	17	1,339	1,356
Total	$4,088	$4,796	$23,833	$—	$32,717	$195,675	$228,392
Total Loans	$11,443	$5,795	$24,060	$79,242	$120,540	$1,056,495	$1,177,035
All PI loans are considered to be accruing for all periods presented, in accordance with ASC 310-30.

A loan is considered impaired, based on current information and events, if it is probable that FNB will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. If the loan has been modified to provide relief to the borrower, the loan is deemed to be impaired if all principal and interest will not be repaid according to the original contract. All loans meeting the definition of Doubtful should be considered impaired.
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
The following table summarizes information relative to impaired loans for the dates indicated:

	March 31, 2013		December 31, 2012
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, held for sale	$—	$—	$—	$—
Impaired loans, not individually reviewed for impairment	5,946	—	6,017	—
Impaired loans, individually reviewed, with no impairment	56,985	—	62,282	—
Impaired loans, individually reviewed, with impairment	16,097	3,129	15,312	1,737
Total impaired loans, excluding purchased impaired *	$79,028	$3,129	$83,611	$1,737

Purchased impaired loans with subsequent deterioration	$176,048	5,373	$192,115	5,373
Purchased impaired loans with no subsequent deterioration	$29,836	—	$36,277	—
Total Reserves		$8,502		$7,110

Average impaired loans calculated using a simple average	$76,319		$94,754

* Included at March 31, 2013 and December 31, 2012 were $3.6 million and $4.5 million, respectively, in restructured and performing loans.

The following table presents loans held for investment on nonaccrual status by loan class for the dates indicated:

(dollars in thousands)
	March 31, 2013	December 31, 2012
Loans held for investment:
Commercial and agricultural	$2,350	$2,746
Real estate - construction	11,762	14,297
Real estate - mortgage:
1-4 family residential	19,111	18,372
Commercial	37,217	43,621
Consumer	63	206
Total nonaccrual loans	$70,503	$79,242
Loans more than 90 days delinquent, still on accrual	$—	$227
Total nonperforming loans	$70,503	$79,469
There were no loans held for sale on nonaccrual status as of March 31, 2013 or December 31, 2012.

The following table presents individually reviewed impaired loans and purchased impaired loans with subsequent credit deterioration, segregated by portfolio segment, and the corresponding reserve for impaired loan losses as of March 31, 2013:

		Unpaid
(dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$875	$1,413	$—
Real estate - construction	8,953	14,910	—
Real estate - mortgage:
1-4 family residential	14,310	17,861	—
Commercial	32,847	40,093	—
Consumer	—	—	—
Total	$56,985	$74,277	$—
With an allowance recorded:
Commercial and agricultural	$917	$917	$227
Real estate - construction	2,080	2,159	501
Real estate - mortgage:
1-4 family residential	4,599	5,360	1,317
Commercial	8,501	10,921	1,084
Consumer	—	—	—
Total	$16,097	$19,357	$3,129
Total individually evaluated impaired loans
Commercial and agricultural	$1,792	$2,330	$227
Real estate - construction	11,033	17,069	501
Real estate - mortgage:
1-4 family residential	18,909	23,221	1,317
Commercial	41,348	51,014	1,084
Consumer	—	—	—
Total	$73,082	$93,634	$3,129

PI loans with subsequent credit deterioration:
Commercial and agricultural	$9,930	$9,800	$545
Real estate - construction	1,986	1,924	197
Real estate - mortgage:
1-4 family residential	33,174	33,776	730
Commercial	129,655	131,753	3,351
Consumer	1,303	1,012	550
Total	$176,048	$178,265	$5,373

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

The following summary includes impaired loans individually reviewed as well as impaired loans held for sale. Average recorded investment and interest income recognized on impaired loans, segregated by portfolio segment, is shown in the following table as of March 31, 2013 and March 31, 2012:

	For Three Months Ended		For Three Months Ended
	March 31, 2013		March 31, 2012
	Average	Interest	Average	Interest
(dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and agricultural	$886	$—	$3,132	$7
Real estate - construction	9,233	—	13,414	4
Real estate - mortgage:
1-4 family residential	13,472	26	18,199	6
Commercial	34,010	87	29,810	30
Consumer	—	—	399	—
Total	$57,601	$113	$64,954	$47
With an allowance recorded:
Commercial and agricultural	$917	$5	$1,668	$—
Real estate - construction	2,111	—	12,050	2
Real estate - mortgage:
1-4 family residential	4,666	8	12,965	18
Commercial	8,663	4	14,522	8
Consumer	—	—	211	—
Total	$16,357	$17	$41,416	$28
Total:
Commercial and agricultural	$1,803	$5	$4,800	$7
Real estate - construction	11,344	—	25,464	6
Real estate - mortgage:
1-4 family residential	18,138	34	31,164	24
Commercial	42,673	91	44,332	38
Consumer	—	—	610	—
Total	$73,958	$130	$106,370	$75

Impaired loans also include loans for which FNB may elect to grant a concession, providing terms more favorable than those prevalent in the market (e.g., rate, amortization term), and formally restructure due to the weakening credit status of a borrower. Restructuring is designed to facilitate a repayment plan that minimizes the potential losses that FNB otherwise may have to incur. If these impaired loans are on nonaccruing status as of the date of restructuring, the loans are included in nonperforming loans. Nonperforming restructured loans will remain as nonperforming until the borrower can demonstrate adherence to the restructured terms for a period of no less than six months and when it is otherwise determined that continued adherence is reasonably assured. Some restructured loans continue as accruing loans after restructuring if the borrower is not past due at the time of restructuring, adequate collateral valuations support the restructured loans, and the cash flows of the underlying business appear adequate to support the restructured debt service. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At March 31, 2013, there was $18.2 million in restructured loans, of which $3.6 million in loans were accruing and in a performing status. At December 31, 2012, there was $20.8 million in restructured loans, of which $4.5 million in loans were accruing and in a performing status.
Sale of Problem Loans
During 2012, FNB sold loans to third party buyers in order to reduce its problem loan exposure. These loans were transferred to loans held for sale at the time FNB received a signed contract for the purchase of the loans. Prior to transferring these loans to loans held for sale, the loans were marked down to the contract price less associated selling costs. All transactions were conducted at arm's length and loans were sold without recourse.
The following table presents sold loans by portfolio segment for the periods indicated below:

	For Three Months Ended			For Three Months Ended
	March 31, 2013			March 31, 2012
(dollars in thousands)	Number	Recorded	Contract	Number	Recorded	Contract
	of Loans	Investment	Pricing	of Loans	Investment	Pricing
Commercial and agricultural	—	$—	$—	—	$—	$—
Real estate - construction	—	—	—	1	3,800	4,050
Real estate - mortgage:
1-4 family residential				1	150	150
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	$—	2	$3,950	$4,200

Granite Purchased Loans
Granite Purchased Loans include PI Loans and PC Loans. PC Loans include performing revolving consumer and commercial loans on October 21, 2011, the acquisition date.
PI Loans are segregated into pools and recorded at estimated fair value on the date of acquisition without the carryover of the related ALL. PI Loans are accounted for under ASC 310-30 when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition we will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the date of acquisition may include statistics such as past due status, nonaccrual status and risk grade. PI Loans generally meet FNB's definition for nonaccrual status; however, even if the borrower is not currently making payments, FNB will classify loans as accruing if we can reasonably estimate the amount and timing of future cash flows. All Granite Purchased PI Loans are presented on an accruing basis. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference.
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
We have elected to account for the Granite Purchased PI Loans under ASC 310-30 and the Granite Purchased PC Loans under ASC 310-20.
At March 31, 2013, and December 31, 2012, our financial statements reflected a PI Loan ALL of $5.4 million and $5.4 million, respectively, and an ALL for PC Loans of $0.8 million and $0.5 million, respectively.

The following table presents the balance of all Granite Purchased Loans:

	At March 31, 2013
(dollars in thousands)	Purchased Impaired	Purchased Contractual	Total Purchased Loans	Unpaid Principal Balance
Commercial and agricultural	$12,909	$5,701	$18,610	$18,107
Real estate - construction	2,328	—	2,328	2,281
Real estate - mortgage:
1-4 family residential	36,907	25,879	62,786	64,906
Commercial	152,437	—	152,437	157,312
Consumer	1,303	—	1,303	1,008
Total	$205,884	$31,580	$237,464	$243,614

	At December 31, 2012
(dollars in thousands)	Purchased Impaired	Purchased Contractual	Total Purchased Loans	Unpaid Principal Balance
Commercial and agricultural	$14,666	$7,311	$21,977	$21,692
Real estate - construction	2,682	—	2,682	2,677
Real estate - mortgage:
1-4 family residential	39,215	27,484	66,699	69,200
Commercial	170,467	49	170,516	176,347
Consumer	1,362	—	1,362	1,144
Total	$228,392	$34,844	$263,236	$271,060
The table below includes only those Granite Purchased Loans accounted for under the expected cash flow method (PI Loans) for the periods indicated. These tables do not include PC Loans, including Granite Purchased PC Loans or purchased performing residential mortgage loans.

	For Three Months Ended		For Three Months Ended
	March 31, 2013		March 31, 2012
	Purchased Impaired		Purchased Impaired
(dollars in thousands)	Carrying Amount	Future Accretion	Carrying Amount	Future Accretion
Balance, beginning of period	$228,392	$30,299	$330,836	$47,804
Accretion	4,203	(4,203)	5,772	(5,772)
Payments received	(25,928)	—	(23,110)	—
Foreclosed and transferred to OREO	(783)	—	(3,109)	—
Subtotal before allowance	205,884	26,096	310,389	42,032
Allowance for credit losses	(5,373)	—	—	—
Net carrying amount, end of period	$200,511	$26,096	$310,389	$42,032

Allowance for Loan Losses
An analysis of the changes in the ALL is as follows:

	For Three Months Ended
(dollars in thousands)	March 31, 2013	March 31, 2012
Balance, beginning of period	$29,314	$39,360
Provision for losses charged to continuing operations	110	3,067
Net charge-offs:
Charge-offs	(3,010)	(4,015)
Recoveries	3,227	1,383
Net recoveries (charge-offs)	217	(2,632)
Balance, end of period	$29,641	$39,795
Annualized net charge-offs (recoveries) during the period to average loans	(0.07)%	0.87%
Annualized net charge-offs (recoveries) during the period to ALL	(2.93)%	26.60%
Allowance for loan losses to loans held for investment (1)	2.66%	3.19%
(1) Excludes discontinued operations.
The following table presents ALL activity by portfolio segment for the three months ended March 31, 2013:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total

ALL:
Beginning balance at January 1, 2013	$3,238	$4,987	$8,701	$9,627	$2,761	$29,314
Charge-offs	(319)	(344)	(632)	(891)	(824)	(3,010)
Recoveries	278	796	185	932	1,036	3,227
Provision	176	155	549	(377)	(393)	110
Ending balance at March 31, 2013	$3,373	$5,594	$8,803	$9,291	$2,580	$29,641

The following table presents ALL activity by portfolio segment for the three months ended March 31, 2012:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:

Beginning balance at January 1, 2012	$5,776	$11,995	$8,885	$11,063	$1,641	$39,360
Charge-offs	(694)	(1,775)	(705)	(38)	(803)	(4,015)
Recoveries	254	601	133	74	321	1,383
Provision	669	91	3,790	(2,300)	817	3,067
Ending balance at March 31, 2012	$6,005	$10,912	$12,103	$8,799	$1,976	$39,795

The following table details the recorded investment in loans related to each segment in the allowance for loan losses by portfolio segment and disaggregated on the basis of impairment evaluation methodology at March 31, 2013:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Individually evaluated for impairment	$227	$501	$1,317	$1,084	$—	$3,129
Collectively evaluated for impairment	2,601	4,896	6,756	4,856	2,030	21,139
PI loans evaluated for credit impairment	545	197	730	3,351	550	5,373
PI loans with no credit deterioration	—	—	—	—	—	—
Total ALL	$3,373	$5,594	$8,803	$9,291	$2,580	$29,641
Loans held for investment
Individually evaluated for impairment	$1,792	$11,033	$18,909	$41,348	$—	$73,082
Collectively evaluated for impairment	62,790	44,292	464,992	221,209	41,516	834,799
PI loans with subsequent credit deterioration	9,930	1,986	33,174	129,655	1,303	176,048
PI loans with no credit deterioration	2,978	342	3,733	22,783	—	29,836
Total loans	$77,490	$57,653	$520,808	$414,995	$42,819	$1,113,765
The following table details the recorded investment in loans related to each segment in the allowance for loan losses by portfolio segment and disaggregated on the basis of impairment evaluation methodology at December 31, 2012:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Individually evaluated for impairment	$282	$82	$607	$766	$—	$1,737
Collectively evaluated for impairment	2,432	4,705	7,383	5,473	2,211	22,204
PI loans evaluated for credit impairment	524	200	711	3,388	550	5,373
PI loans with no credit deterioration	—	—	—	—	—	—
Total ALL	$3,238	$4,987	$8,701	$9,627	$2,761	$29,314
Loans held for investment
Individually evaluated for impairment	$2,334	$13,533	$18,118	$43,609	$—	$77,594
Collectively evaluated for impairment	62,704	42,199	496,205	227,760	42,181	871,049
PI loans with subsequent credit deterioration	11,533	2,285	34,961	141,974	1,362	192,115
PI loans with no credit deterioration	3,133	397	4,254	28,493	—	36,277
Total loans	$79,704	$58,414	$553,538	$441,836	$43,543	$1,177,035

Troubled Debt Restructuring
The following table presents a breakdown of troubled debt restructurings that were restructured during the three months ended March 31, 2013 and March 31, 2012, segregated by portfolio segment:

	For Three Months Ended March 31, 2013			For Three Months Ended March 31, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(dollars in thousands)	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
Commercial and agricultural	—	$—	$—	—	$—	$—
Real estate - construction	—	—	—	2	192	192
Real estate - mortgage:
1-4 family residential	4	1,777	1,773	8	210	210
Commercial	1	1,151	807	—	—	—
Consumer	—	—	—	1	24	24
Total	5	$2,928	$2,580	$11	$426	$426

During the three months ended March 31, 2013, FNB modified 5 loans that were considered to be troubled debt restructurings. FNB extended the terms and modified the interest rate for each of these loans. During the three months ended March 31, 2012, FNB modified eleven loans that were considered to be troubled debt restructurings. FNB extended the terms for nine of these loans, the interest rate was lowered for one of these loans, and the remaining loan was modified for multiple reasons.
There were no loans restructured in the twelve months prior to March 31, 2013 that went into default during the three months ended March 31, 2013. There were also no loans restructured in the twelve months prior to March 31, 2012 that went into default during the three months ended March 31, 2012.
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
Unfunded Commitments
The reserve for unfunded commitments, which is included in other liabilities, is calculated by determining the type of commitment and the remaining unfunded commitment for each loan. Based on the type of commitment, an expected usage percentage to the remaining unfunded balance is applied. The expected usage percentage is multiplied by the historical losses and qualitative and environmental factors for each loans pool as defined in the regular ALL calculation to determine the appropriate level of reserve. The following describes our method for determining the unfunded commitment:

•	Straight Lines of Credit - Unfunded balance of line of credit

•	Revolving Lines of Credit - Average Utilization (for the last 12 months) less Current Utilization

•	Letters of Credit - a 10% utilization is applied
The reserve for unfunded commitments was $0.6 million as of March 31, 2013 and $0.6 million at December 31, 2012.

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
Total OREO and personal property acquired in settlement of loans decreased $16.6 million during the first three months of 2013 from $63.1 million at December 31, 2012, to $46.5 million at March 31, 2013. This represents 40% of total nonperforming assets. At December 31, 2012, OREO and personal property acquired in settlement of loans represented 44% of total nonperforming assets.

The following table summarizes OREO and personal property acquired in settlement of loans at the periods indicated:

(dollars in thousands)	March 31, 2013	December 31, 2012
Real estate acquired in settlement of loans	$46,307	$62,796
Personal property acquired in settlement of loans	230	335
Total property acquired in settlement of loans	$46,537	$63,131
The following tables summarize the changes in real estate acquired in settlement of loans at the periods indicated:

	For Three Months Ended
(dollars in thousands)	March 31, 2013	March 31, 2012
Real estate acquired in settlement of loans, beginning of period	$62,796	$110,009
Plus: New real estate acquired in settlement of loans	3,969	8,935
Less: Sales of real estate acquired in settlement of loans	(20,239)	(10,874)
Less: Write-downs and net loss on sales charged to expense	(219)	(3,877)
Real estate acquired in settlement of loans, end of period	$46,307	$104,193

At March 31, 2013, 25 assets with a net carrying amount of $7.3 million were under contract for sale. Estimated losses on these sales have been recognized in the Consolidated Statements of Operations in the first three months of 2013.
7. Earnings Per Share
Basic net loss per share, or basic earnings/(loss) per share (“EPS”), is computed by dividing net loss to common shareholders by the weighted average number of common shares outstanding for the period. FNB retired its preferred stock in 2011.
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

(dollars in thousands, except per share data)	For Three Months Ended
	March 31, 2013	March 31, 2012
Loss from continuing operations, net of tax	$(4,596)	$(10,832)
Loss from discontinued operations, net of tax	—	(27)
Net loss to common shareholders	$(4,596)	$(10,859)
Weighted average number of common shares outstanding - basic and diluted	21,698,115	21,102,465
Net loss per common share from continuing operations - basic and diluted	$(0.21)	$(0.51)
Net loss per common share from discontinued operations - basic and diluted	—	—
Net loss per common share - basic and diluted	(0.21)	(0.51)
As a result of the net loss for the three months ended March 31, 2013 and 2012, all stock options and the common stock warrant were considered antidilutive and thus are not included in this calculation. For the three months ended March 31, 2013 and March 31, 2012, there were 23,037 and 23,310 antidilutive shares, respectively. Of the antidilutive shares, the number of shares relating to stock options were 955 for the three months ended March 31, 2013 and 1,238 for the three months ended March 31, 2012, while the number relating to the warrant was 22,072 for all periods presented.

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
During 2012, FNB began originating residential mortgage loans for sale in the secondary market. FNB has established guidelines in originating, selling loans to Fannie Mae, and retaining or selling the loan servicing rights. The commitments to borrowers to originate residential mortgage loans and the forward sales commitments to investors are freestanding derivative instruments. As such, they do not qualify for hedge accounting treatment, and the fair value adjustments for these instruments is recorded through the income statement in mortgage loan income. The fair market value of mortgage banking derivatives at March 31, 2013 was recorded in the consolidated balance sheet in Other Assets.

	Gain (Loss) recognized
(dollars in thousands)	For Three Months Ended
	March 31, 2013	March 31, 2012
Derivatives not designated as hedging instruments:
Mortgage loan rate lock commitments	$(8)	$—
Mortgage loan forward sales and MBS	9	—
Total	$1	$—

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
Loans Held for Investment
FNB does not record loans held for investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as impaired, management determines the fair value of the loan to quantify impairment, should such exist. The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans. At March 31, 2013 and December 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. FNB records impaired loans as nonrecurring Level 3.
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
Interest Rate Locks and Forward Loan Sale Commitments

We enter into interest rate lock commitments and commitments to sell mortgages.  The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing between the commitment date and the balance sheet date. FNB records interest rate lock commitments as recurring level 3, and based on their immaterial value, has excluded them from the fair value table.
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Assets and liabilities carried at fair value on a recurring basis at March 31, 2013 for continuing operations, including financial instruments that FNB accounts for under the fair value option, are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities:
U.S. government sponsored agencies	$2,107	$—	$2,107	$—
Residential mortgage-backed securities-GSE	408,464	—	408,464	—
Residential mortgage-backed securities-Private	22,621	—	22,621	—
Commercial mortgage-backed securities-GSE	22,396		22,396
Corporate notes	36,767	—	36,767	—
Total available-for-sale debt securities	492,355	—	492,355	—
Mortgage servicing rights	1,028	—	—	1,028
Total assets at fair value from continuing operations	$493,383	$—	$492,355	$1,028
Assets and liabilities carried at fair value on a recurring basis at December 31, 2012 for continuing operations, including financial instruments that FNB accounts for under the fair value option, are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities:
U.S. Treasury and government agencies	$6,981	$—	$6,981	$—
U.S. government sponsored agencies	22,173	—	22,173	—
States and political subdivisions	6,038	—	6,038	—
Residential mortgage-backed securities-GSE	441,074	—	441,074	—
Residential mortgage-backed securities-Private	22,945	—	22,945	—
Commercial mortgage-backed securities-GSE	23,359	—	23,359	—
Commercial mortgage-backed securities-Private	5,317	—	5,317	—
Corporate notes	36,963	—	36,963	—
Total available-for-sale debt securities	564,850	—	564,850	—
Mortgage servicing rights	$726	$—	$—	$726
Total assets at fair value from continuing operations	$565,576	$—	$564,850	$726
The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods indicated:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Servicing Rights
(dollars in thousands)	Three Months Ended March 31,
	2013	2012
Beginning balance at January 1,	$726	$—
Total gains or losses (realized/unrealized):
Included in earnings, gross	348	—
Less amortization	(46)	—
Ending balance at March 31,	$1,028	$—

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
Assets measured at fair value on a nonrecurring basis are included in the following table at March 31, 2013 for continuing operations:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$12,968	$—	$—	$12,968
Other real estate owned	33,790	—	—	33,790
Total assets at fair value from continuing operations	$46,758	$—	$—	$46,758
Assets measured at fair value on a nonrecurring basis are included in the following table at December 31, 2012 for continuing operations:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$13,575	$—	$—	$13,575
Other real estate owned	48,480	—	—	48,480
Total assets at fair value from continuing operations	$62,055	$—	$—	$62,055
There are no assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2013 or December 31, 2012 for discontinued operations.
Quantitative Information about Level 3 Fair Value Measurements

(dollars in thousands)	Fair Value at March 31, 2013	Valuation Techniques	Unobservable Input	Range
Nonrecurring measurements:
Impaired loans, net	$12,968	Discounted appraisals	Collateral discounts	6.00% - 40.00%
Other real estate owned	33,790	Discounted appraisals	Collateral discounts	6.00% - 40.00%
Mortgage servicing rights	1,028	Discounted cash flows	Prepayment rate	10.00% - 30.00%
Mortgage servicing rights			Discount rate	6.00% - 12.00%

(dollars in thousands)	Fair Value at December 31, 2012	Valuation Techniques	Unobservable Input	Range
Nonrecurring measurements:
Impaired loans, net	$13,575	Discounted appraisals	Collateral discounts	6.00% - 40.00%
Other real estate owned	48,480	Discounted appraisals	Collateral discounts	6.00% - 40.00%
Mortgage servicing rights	726	Discounted cash flows	Prepayment rate	10.00% - 30.00%
Mortgage servicing rights			Discount rate	6.00% - 12.00%
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

The estimated fair values of financial instruments for continuing operations are as follows at the periods indicated:

	At March 31, 2013
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets of Continuing Operations:
Cash and cash equivalents	$262,293	$262,293	$262,293	$—	—
Investment securities: Available-for-sale	492,355	492,355	—	492,355	—
Investment securities: Held-to-maturity	73,515	73,245	—	73,245	—
Loans held for sale	5,012	5,012	—	5,012	—
Loans, net	1,084,124	1,070,762	—	—	1,070,762
Accrued interest receivable	5,546	5,546	—	5,546	—
Financial Liabilities of Continuing Operations:
Deposits	1,856,161	1,858,736	—	1,858,736	—
Retail repurchase agreements	7,301	7,301	—	7,301	—
Federal Home Loan Bank advances	58,317	62,472	—	62,472	—
Junior subordinated debentures	56,702	19,418	—	—	19,418
Accrued interest payable	2,230	2,230	—	2,230	—

	At December 31, 2012
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets of Continuing Operations:
Cash and cash equivalents	$239,610	$239,610	$239,610	$—	$—
Investment securities: Available-for-sale	564,850	564,850	—	564,850	—
Loans held for sale	6,974	6,974	—	6,974	—
Loans, net	1,147,721	1,140,088	—	—	1,140,088
Accrued interest receivable	6,102	6,102	—	6,102	—
Financial Liabilities of Continuing Operations:
Deposits	1,906,988	1,910,927	—	1,910,927	—
Retail repurchase agreements	8,675	8,675	—	8,675	—
Federal Home Loan Bank advances	58,328	62,950	—	62,950	—
Junior subordinated debentures	56,702	18,760	—	—	18,760
Accrued interest payable	2,111	2,111	—	2,111	—
There were no transfers between valuation levels for any assets during the quarter ended March 31, 2013. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period when the assets are valued.

10. Accumulated Other Comprehensive Income

The following table presents the changes in the Company's accumulated other comprehensive income (loss), net of tax, by component for the period indicated:

(Dollars in thousands)	Unrealized gains (losses) on available for sale securities	Defined benefit plan items	Total

Beginning balance January 1, 2013	$3,650	$(3,973)	$(323)
Other comprehensive income before reclassifications	(2,985)	—	(2,985)
Amounts reclassified from accumulated other comprehensive income	(1,438)	(154)	(1,592)
Net current period other comprehensive income	(4,423)	(154)	(4,577)
Ending balance March 31, 2013	$(773)	$(4,127)	$(4,900)

The following table presents the reclassifications out of the Company's accumulated other comprehensive income (loss) for the period indicated:

(Dollars in thousands)	Amount reclassified from AOCI	Line item in the Statement where net income is presented
Available for sale securities:
	$(2,377)	Net realized gains on sale of securities
	939	Income tax benefit (expense)
	(1,438)	Total, net of tax
Defined benefit plan items:
Net actuarial gains	(254)	Personnel expense
	100	Income tax benefit (expense)
	(154)	Total, net of tax
Total reclassifications for the period	$(1,592)	Total, net of tax

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
Forward-looking statements contained in this quarterly Report on Form 10-Q are based on current expectations, estimates and projections about FNB's business, management's beliefs and assumptions made by management. These statements are not guarantees of FNB's future performance and involve certain risks, uncertainties and assumptions (called Future Factors), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. Future factors include, without limitation:

•	financial resources in the amount, at the times and on the terms required to support our future business;

•	changes in interest rates, spreads on earning assets and interest-bearing liabilities, the shape of the yield curve and interest rate sensitivity;

•	a prolonged period of low interest rates;

•	continued and increased credit losses and material changes in the quality of our loan portfolio;

•	continued decline in the value of our OREO;

•	increased competitive pressures in the banking industry or in FNB's markets;

•	less favorable general economic conditions, either nationally or regionally; resulting in, among other things, a reduced demand for credit or other services;

•	a slowdown in the housing markets, or an increase in interest rates, either of which may reduce demand for mortgages;

•	changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	the outcome of legislation and regulation affecting the financial services industry, including FNB, including the effects resulting from the implementation of the Dodd-Frank Act;

•	our inability to obtain regulatory approval for the merger of Granite into CommunityOne in a timely manner or at all;

•	changes in accounting principles and standards;

•	adverse changes in financial performance or condition of FNB's borrowers, which could affect repayment of such borrowers' outstanding loans;

•	reducing costs and expenses;

•	increasing price and product/service competition by competitors;

•	rapid technological development and changes;

•	the effect of any mergers, acquisitions or other transactions to which we or our subsidiaries may from time to time be a party;

•	the inaccuracy of assumptions underlying the establishment of our ALL;

•	loss of one or more members of executive management;

•	disruptions in or manipulations of our operating systems due to, among other things, cybersecurity risks or otherwise; and

•	our success at managing the risks involved in the foregoing.

All forward-looking statements speak only as of the date on which such statements are made, and FNB undertakes no obligation to update any statement, to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Financial highlights are presented in the accompanying table.
Selected Financial Data

(dollars in thousands, except per share data)	As of and for Three Months Ended
	March 31, 2013	March 31, 2012
Income Statement Data
Net interest income	$15,173	$15,180
Provision for loan losses	110	3,067
Noninterest income	6,533	3,826
Noninterest expense	24,339	26,848
Loss from continuing operations, before income taxes	(2,743)	(10,909)
Loss from continuing operations, net of tax	(4,596)	(10,832)
Loss from discontinued operations, net of tax	—	(27)
Net loss	(4,596)	(10,859)
Net loss to common shareholders	(4,596)	(10,859)
Period End Balances
Assets	$2,093,311	$2,387,946
Loans held for sale (1)	5,012	3,938
Loans held for investment (2)	1,113,765	1,245,759
Allowance for loan losses (1)	29,641	39,759
Goodwill	4,205	4,205
Deposits	1,856,161	2,120,081
Borrowings	122,320	123,400
Shareholders' equity	89,374	117,974
Average Balances
Assets	$2,107,869	$2,392,183
Loans held for sale (1)	4,616	5,774
Loans held for investment (2)	1,142,731	1,218,575
Allowance for loan losses (1)	29,770	39,197
Goodwill	4,205	3,906
Deposits	1,864,961	2,116,085
Borrowings	123,902	123,422
Shareholders' equity	96,566	127,467
Per Common Share Data
Net loss per common share from continuing operations - basic and diluted	$(0.21)	$(0.51)
Net loss per common share from discontinued operations - basic and diluted	—	—
Net loss per common share - basic and diluted	(0.21)	(0.51)
Book value (3)	4.12	5.59
Tangible book value (3)	3.58	5.02
Performance Ratios
Return on average assets	(0.87)%	(1.82)%
Return on average tangible assets (3)	(0.88)	(1.83)
Return on average equity (4)	(19.04)	(34.26)

Return on average tangible equity (3)	(21.43)	(37.81)
Net interest margin (tax equivalent)	3.20	2.82
Core noninterest expense as a percentage of average assets (3)	3.65	3.06
Asset Quality Ratios
Allowance for loan losses to period end loans held for investment (1)	2.66%	3.19%
Nonperforming loans to period end allowance for loan losses (1)	237.86	264.71
Net annualized charge-offs (recoveries) to average loans held for investment	(0.07)	0.87
Nonperforming loans to total loans (5)	6.31	8.43
Nonperforming assets to total assets (5)	5.59	8.78
Capital and Liquidity Ratios
Average equity to average assets	4.58%	5.33%
Leverage capital	5.41	6.22
Tier 1 risk-based capital	9.20	10.53
Total risk-based capital	12.49	12.93
Average loans to average deposits	61.52	57.59
Average loans to average deposits and borrowings	57.69	54.41

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
Goals for 2013
During the first quarter we made significant progress towards successfully completing our four key 2013 objectives: (1) complete the merger of CommunityOne and Granite during the second quarter of 2013, (2) continue to reduce problem asset levels and improve asset quality, (3) return the company to profitability in the second half of 2013, and (4) continue efforts to restore FNB and its subsidiaries to a satisfactory condition.
On March 1, 2013, we filed an application with the OCC to merge Granite into CommunityOne. Subject to regulatory approval, we expect to complete the merger during the second quarter of 2013. Merger of the two banks will enable us to consolidate overlapping branches and ATM networks, complete the consolidation of operational functions, implement the CommunityOne product set at Granite, and complete the merger-related expense generating activities, all of which we expect to deliver expense synergies in the third quarter of 2013. The bank merger also will allow us to better serve customers throughout our footprint. During the first quarter of 2013, we recorded $1.5 million of merger related expenses.
We continue to focus significant resources on the resolution of nonperforming assets in order to further reduce the level of these assets, and consequently asset quality continued to significantly improve during the first quarter. Non-performing loans declined 11.2%, or $8.9 million. OREO declined 26.3%, or $16.6 million. In total, for the first quarter, non-performing assets were reduced by $25.5 million, while we recorded $0.2 million in net loan recoveries, $0.2 million in net OREO losses and recorded a $0.1 million provision for loan losses.
We also continued to make progress toward returning the Company to profitability in the second half of 2013. Our pre-tax net loss of $2.7 million was the lowest quarterly loss for the company since the second quarter of 2009. Net interest margin increased to 3.20% in the first quarter from 2.96% in the fourth quarter of 2012, as we deployed excess cash positions into the securities portfolio and increased the yield on the portfolio to 2.21% from 1.99% in the fourth quarter of 2012. The cost of deposits fell 10 basis points during the quarter to 0.57%, from 0.67% the previous quarter, as a result of down-pricing and relationship focus strategies. After the completion of the merger of the banks in the second quarter of 2013, we expect to realize additional synergies associated with branch, back office and vendor consolidation.

We also continued our progress to restore FNB and its subsidiaries to a satisfactory condition. In this connection, the FDIC and North Carolina Office of the Commissioner of Banks terminated the August 17, 2009 Cease and Desist Order they had issued against Granite, effective February 27, 2013, and while Granite is continuing to adhere to regulatory requirements relating to, among other things, maintaining minimum capital levels, continuing reduction of classified assets, improving asset quality and enhancing bank operations that continue to warrant improvement, we believe that the regulators' action acknowledges the progress we are making in this regard. CommunityOne is expected to continue to adhere to the policies, procedures and processes it has put in place to comply with the Consent Order that CommunityOne entered into with the Office of the Comptroller of the Currency ("OCC") dated July 22, 2010 (the "CommunityOne Order"); it is our expectation that the bank merger will facilitate that compliance by, among other things, increasing CommunityOne's capital and earnings capacity and reducing operational risk through consolidation of operations, functions and processes.

Results of Operations
Net Interest Income
Our principal source of revenue is net interest income. Net interest income is the difference between interest income earned on interest-earning assets, primarily loans and investment securities, and interest expense paid on interest-bearing deposits and other interest-bearing liabilities. This measure represents the largest component of income for FNB. The net interest margin measures how effectively we manage the difference between the interest income earned on interest-earning assets and the interest expense paid for funds to support those assets. Changes in interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities, the rate of growth of the interest-earning assets and interest-bearing liabilities base, the ratio of interest-earning assets to interest-bearing liabilities, and the management of interest rate sensitivity factor into fluctuations within net interest income. An analysis is presented in the Average Balances and Net Interest Income Analysis for the three month periods ended March 31, 2013 and 2012.
Net interest income on a taxable equivalent basis was $15.2 million for the three month period ended March 31, 2013 essentially unchanged from $15.2 million for the same period in 2012. Decreases in interest income as a result of a reduced earning asset base have been offset by decreases in the amount of earning assets represented by low yielding cash invested at low interest rates and decreases in interest-bearing liability levels, improvements in the level of low cost core deposits and rates paid on those liabilities.
Net interest margin (taxable equivalent) improved 38 basis points from 2.82% in the first quarter of 2012 to 3.20% in the first quarter of 2013. The increase was attributable primarily to management's strategy to shift the mix of deposits to lower rate demand, savings and money market deposits. The yield on average earning assets increased by 9 basis points during the first quarter of 2013 to 3.80% from 3.71% in the first quarter of 2012. The increase in average yield was the result of the deployment of excess liquidity out of low yielding balances held at the Federal Reserve into primarily the investment securities portfolio, offset by declines in loan and investment securities portfolio yields. The cost of interest-bearing liabilities declined during the first quarter of 2013 by 29 basis points to 0.68% compared to 0.97% in the first quarter of 2012, primarily as a result of the deposit mix shift, declines in interest rates on all deposit products, and the impact of the accretion of fair value marks at Granite. Importantly, the cost of interest-bearing deposits declined 34 basis points, or 37%, from 0.91% for the first quarter of 2012 to 0.57% for the first quarter of 2013.
The following table summarizes the average balance sheets and net interest income/margin analysis for the three months ended March 31, 2013 and 2012. FNB's interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively.

Average Balances and Net Interest Income Analysis - First Quarter

	Three Months Ended March 31,
	2013			2012
			Average			Average
(dollars in thousands)	Average	Income /	Yield /	Average	Income /	Yield /
	Balance (3)	Expense	Rate	Balance (3)	Expense	Rate
Interest-earning assets:
Loans (1)(2)	$1,147,347	$14,833	5.24%	$1,224,349	$17,006	5.59%
Taxable investment securities	565,225	3,073	2.20	437,861	2,684	2.47
Other earning assets	218,758	212	0.39	507,754	350	0.28
Assets of discontinued operations	—	—	—	115	—	—
Total earning assets	1,931,330	18,118	3.80	2,170,079	20,040	3.71

Noninterest-earning assets:
Cash and due from banks	31,533			32,172
Goodwill and core deposit premium	10,798			11,960
Other assets, net	134,208			177,944
Assets of discontinued operations	—			28
Total assets	$2,107,869			$2,392,183

Interest-bearing liabilities:
Interest-bearing demand deposits	$356,586	$256	0.29%	$347,932	$386	0.45%
Savings deposits	76,822	19	0.10	69,997	26	0.15
Money market deposits	457,190	246	0.22	433,498	496	0.46
Time deposits	719,891	1,726	0.97	1,024,156	3,315	1.30
Total interest-bearing deposits	1,610,489	2,247	0.57	1,875,583	4,223	0.91
Retail repurchase agreements	8,876	4	0.18	8,354	8	0.39
Federal Home Loan Bank advances	58,324	382	2.66	58,366	279	1.92
Other borrowed funds	56,702	264	1.89	56,702	303	2.15
Total interest-bearing liabilities	1,734,391	2,897	0.68	1,999,005	4,813	0.97

Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	254,472			240,502
Other liabilities	22,440			24,675
Shareholders' equity	96,566			127,467
Liabilities of discontinued operations	—			534
Total liabilities and shareholders' equity	$2,107,869			$2,392,183

Net interest income and net yield on earning assets (4)		$15,221	3.20%		$15,227	2.82%

Interest rate spread (5)			3.12%			2.74%
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

During the three month period ended March 31, 2013, the provision for loan losses, excluding discontinued operations, was $110 thousand, compared to $3.1 million in the same period of 2012, as a result of reductions in nonperforming loans and reductions in the levels of commercial real estate loans within the loan portfolio. For the same reasons, FNB has experienced lower net charge-offs and improved classified asset and past due levels compared to 2012. During the three months ended March 31, 2013, recoveries exceeded charge-offs by $0.2 million, or (0.07)% of annualized average loans, improved from net charge-offs of $2.6 million, or 0.87% of annualized average loans, for the same period in 2012.

Noninterest Income

Noninterest income includes mortgage banking income, fees and service charges on deposit accounts, fees from cardholder and merchant services, fees and commissions related to trust and investment services, gains and losses on the sales of securities, and all other types of noninterest revenue.

For the three months ended March 31, 2013, noninterest income was $6.5 million compared to $3.8 million for the same period in 2012, an increase of $2.7 million or 71%, primarily the result of $2.4 million of gains on sales of investment securities in the first quarter of 2013, compared to a $46 thousand loss in the same period in 2012. Core noninterest income, which excludes securities gains and losses and other nonrecurring revenue, was $4.2 million, an increase of $0.3 million from the first quarter of 2012. Mortgage loan income increased $0.7 million as FNB began selling loans to Fannie Mae in June of 2012. Service charge income was $0.4 million lower as compared to the first quarter of 2012 primarily as a result of a one-time 60 day waiver given to customers at CommunityOne as part of the product conversion completed in February of 2013, and the impact of changes to NSF policies and overdraft protection products beginning in the second half of 2012.

	Three months ended
(dollars in thousands)	March 31, 2013	March 31, 2012
Noninterest Income
Service charges on deposit accounts	$1,376	$1,816
Mortgage loan income	744	36
Cardholder and merchant services income	1,069	1,141
Trust and investment services	241	202
Bank owned life insurance	263	306
Other service charges, commissions and fees	258	254
Securities (loss)/gains, net	2,377	(46)
Other income	205	117
Total noninterest income	6,533	3,826
Less:
Securities gains (losses), net	2,377	(46)
Core noninterest income	$4,156	$3,872

Noninterest Expense
Noninterest expense includes salary and employee benefits, occupancy and equipment, and other expenses associated with our operations, in addition to credit related expenses related to OREO and loan collections, and one-time merger-related expenses incurred to acquire and integrate Granite.

Noninterest expenses were $24.3 million in the first quarter of 2013 compared to $26.8 million in the same period of 2012, a decrease of $2.5 million, or 9%. The decrease in noninterest expense was primarily attributable to a $4.6 million decrease in OREO expense, and $0.7 million decrease in merger-related expenses, offset by increases in personnel costs, collections expense and marketing costs. Personnel costs were $0.7 million higher in the first quarter as compared to the previous year as we have added credit staff to manage the problem asset portfolio, and added mortgage staff and incurred mortgage commission expenses in connection with rebuilding our mortgage activities. Collections expenses were $0.8 million higher primarily on increased legal expenses associated with the higher level of loan recoveries during the first quarter of 2013. Marketing costs were $0.5 million higher as a result of the one time expenses incurred in the first quarter of 2013 to rebrand CommunityOne branches and marketing materials to our new brand.
As a result of the level of problem assets, actions taken to dispose of assets, actions taken to restructure the balance sheet, and the expenses to acquire and integrate Granite, there are a significant number of non-core items within our noninterest expense. Excluding the items that we believe to be non-core, other real estate expenses, loan collection expenses, merger-related expense, branch closure and restructuring expenses and rebranding expenses, the core noninterest expense ("Core NIE"), was $19.2 million in the first quarter of 2013. This Core NIE was $0.9 million higher than Core NIE of $18.3 million in the same quarter in 2012. On a comparative basis, Core NIE as a percent of average assets was 3.65% in the first quarter of 2013, increased from 3.06% in the same quarter of 2012. After the completion of the merger in the second quarter of 2013, we expect that merger synergies related to branch, back office and vendor consolidation will result in a lower Core NIE and Core NIE to average assets ratio.

	Three months ended
(dollars in thousands)	March 31, 2013	March 31, 2012
Noninterest Expense
Personnel expense	$10,679	$10,026
Net occupancy expense	1,831	1,561
Furniture, equipment and data processing expense	2,368	2,072
Professional fees	1,493	1,542
Stationery, printing and supplies	186	141
Advertising and marketing	665	129
Other real estate owned expense	883	5,519
Credit/debit card expense	425	410
FDIC insurance	670	598
Loan collection expense	1,572	746
Merger-related expense	1,509	2,258
Core deposit intangible amortization	352	352
Other expense	1,706	1,494
Total noninterest income	24,339	26,848
Less:
Other real estate owned expense	883	5,519
Merger-related expense	1,509	2,258
Loan collection expense	1,572	746
Rebranding expenses	552	—
Branch closure and restructuring expense	587	—
Core noninterest expense	$19,236	$18,325

Full-time equivalent employees averaged 629 employees for the first quarter 2013 versus 627 employees for the first quarter of 2012.
Provision for Income Taxes
Excluding discontinued operations, FNB had an income tax expense totaling $1.9 million for the first quarter of 2013 and an income tax benefit of $(77) thousand for the first three months of 2012. FNB's provision for income taxes, as a percentage of loss before income taxes, excluding discontinued operations, was (67.6)% and 0.7% for the three months ended March 31, 2013 and March 31, 2012, respectively.

Income tax expense in the first quarter of 2013 is primarily the result of the reduction of deferred tax liabilities during the quarter, offset by an increase in the deferred tax assets arising from losses in the investment securities portfolio for which no valuation allowance is required. During the first quarter, deferred tax liabilities were reduced by unrealized losses of $4.9 million in the investment portfolio and the realization of $2.4 million of gains on sale of investment securities. Because we maintain a valuation allowance for net deferred tax assets equal to the gross deferred tax asset (less deferred tax assets for which no valuation allowance is required), net of any deferred tax liabilities, reductions in deferred tax liabilities during the quarter resulted in an increase in the required valuation reserve and a corresponding increase in income tax expense.

Balance Sheet Review
Total assets at March 31, 2013 were $2,093.3 million, a decrease of $58.3 million, or 2.7%, compared to total assets of $2,151.6 million at December 31, 2012.
Cash and interest-bearing balances were $262.3 million at March 31, 2013, an increase of $22.7 million, or 9.5%, compared to $239.6 million at December 31, 2012, primarily attributable to the sale of OREO during the quarter, as well as paydowns on loans, partially offset by decreases in deposits.
Total investment securities increased $1.0 million during the first three months of 2013, from $564.9 million at December 31, 2012 to $565.9 million at March 31, 2013, an increase of 0.2%. The portfolio is comprised of U.S. federal agency securities and federal agency MBSs (GSE), private residential MBSs, commercial MBSs (GSE) and corporate debt securities. During the first quarter of 2013 we began to purchase investment securities to be held to maturity. At March 31, 2013 there were $73.5 million of investment securities so designated.
Gross loans held for investment decreased $63.3 million, or 5.4%, during the first three months of 2013, from $1,177.0 million at December 31, 2012 to $1,113.8 million at March 31, 2013. During the quarter, $21.0 million of criticized loans were paid off, and $22.6 million of principal payments were received on the residential mortgage pools purchased in 2012.
Other real estate owned ("OREO") and other foreclosed property decreased $16.6 million during the first three months of 2013, from $63.1 million at December 31, 2012 to $46.5 million at March 31, 2013, as a result of $20.2 million of OREO sales and $0.2 million of write-downs and losses, partially offset by the addition of $4.0 million of OREO properties. At March 31, 2013, 25 assets with a net carrying amount of $7.3 million were under contract for sale. Estimated losses, if any, with these sales have been recognized in the Consolidated Statements of Operations in the first three months of 2013. Actual gains, if any, will be recorded at sale.
Total deposits were $1,856.2 million at March 31, 2013, a decline of $50.8 million, or 2.7% from $1,907.0 million at December 31, 2012. Management has implemented strategies to shift the mix of deposits from higher cost time deposits, including higher rate CD's and brokered CD's, towards lower rate demand, savings and money market deposits. At March 31, 2013, CD's comprised 37.3% of total deposits compared to 40.0% at December 31, 2012. Noninterest-bearing deposits increased $14.2 million, or 5.7%, from $251.2 million at December 31, 2012 to $265.5 million at March 31, 2013. Total cost of interest-bearing deposits declined by 34 basis points from 0.91% in the first three months of 2012 to 0.57%in the first three months of 2013. The cost of all deposits, including noninterest-bearing deposits, fell to 0.49% for the first three months of 2013, a decline of 31 basis points from 0.80% for the first three months of 2012.
Shareholders' equity at March 31, 2013 was $89.4 million as compared to $98.4 million at December 31, 2012. The book value per share was $4.12 and average equity to average assets was 5.08% at March 31, 2013 as compared to a book value per share of $4.56 and average equity to average assets of 5.00% at December 31, 2012. The change in shareholders' equity reflects a net loss to common shareholders for the three months ended March 31, 2013 of $4.6 million as well as $4.6 million other comprehensive loss, net of tax. FNB did not declare common dividends during the three months ended March 31, 2013, and will not be able to pay any dividends until such time as FNB returns to profitability and either receives or is not required to receive regulatory approval for the payment of dividends. FNB does not expect to pay dividends to shareholders for the foreseeable future.
Investment Securities
FNB evaluates all securities on a quarterly basis, and more frequently as economic conditions warrant, to determine if an other-than-temporary impairment (“OTTI”) exists. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than book value, the financial conditions and near-term prospects of the issuer, and the ability and intent of FNB to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, FNB may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in shareholders' equity) and not recognized in income until the security is ultimately sold. As of March 31, 2013, there were no securities considered by FNB to have OTTI.

Asset Quality
Management considers the asset quality of FNB to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. This function reports directly to the Risk Management Committee of the Board of Directors, and is independent of loan origination.
During 2013 our asset quality has continued to improve. Nonperforming loans declined 11.3% and OREO declined 26.3%. We recorded net loan recoveries of $0.2 million in the quarter, and OREO write-downs, net of gain on sale of OREO, were $0.2 million.
Acquired Loans
Loans acquired in the Merger ("Granite Purchased Loans") include purchased impaired loans ("PI loans") and purchased contractual ("PC loans") revolving consumer and commercial loans. At March 31, 2013 there were $237.5 million of Granite Purchased Loans, of which $31.6 million were PC loans, $29.8 million were PI Loans with no subsequent credit deterioration and $176.0 million were PI Loans with subsequent credit deterioration.
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
At March 31, 2013, an ALL of $5.4 million was required for the PI Loans, and those loans are presented on an accruing basis.
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
The level of nonperforming loans continued to decline, from $79.5 million or 6.7% of loans held for investment at December 31, 2012, to $70.6 million, or 6.3% of loans held for investment at March 31, 2013. OREO and repossessed assets were $46.5 million at March 31, 2013, compared to $63.1 million at December 31, 2012, a decline of $16.6 million. During the first three months of 2013, we recorded net write-downs and net loss on sales of OREO of $0.2 million as compared to $3.9 million during the first three months of 2012. We have experienced stabilizing real estate prices in 2013, as well as robust interest in our OREO portfolio assets. Total nonperforming assets declined 17.9% from $142.6 million to $117.1 million, and represented 5.59% of total assets, an improvement from 8.78% at December 31, 2012.
Commercial real estate secured lending (including commercial, construction and land development) is a significant but decreasing portion of our commercial loan portfolio. These categories constitute $472.6 million, or approximately 42.4%, of our total loans held for investment portfolio, down from 51.3% at March 31, 2012. These categories are generally affected by changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature.
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
The allowance for loan losses of $29.3 million at December 31, 2012 increased by 1.1% to $29.6 million at March 31, 2013. The ALL, as a percentage of loans held for investment, amounted to 2.66% at March 31, 2013 compared to 2.49% at December 31, 2012. Net recoveries were $0.2 million in the first three months of 2013 compared to net charge-offs of $2.6 million in the first three months of 2012. Annualized recoveries in the first three months of 2013 were 0.07% of average loans, compared to net charge-offs of 0.87% in the same period of 2012. A substantial portion of 2013 charge-offs were related to impaired loans, and consisted of loans considered wholly impaired and loans with partial impairment.
As a result of on-going analysis of the loan portfolio, certain loans have migrated to higher, more adverse risk grades and an aggressive posture towards the timely charge-off of identified impairment has also continued. Actual past due loans and loan charge-offs have declined and management continues to diligently work to improve asset quality. Management believes the ALL of $29.6 million at March 31, 2013 is adequate to cover probable losses inherent in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management's judgments are based on numerous assumptions about current events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of FNB. Additional information on the ALL is presented in Note 5 to the consolidated financial statements.
Historical loss rates are calculated by associating losses to the risk-graded pool to which they relate for each of the previous eight quarters. Then, using a look back period beginning with the third quarter of 2006, loss factors are calculated for each risk-graded pool.

In addition to FNB's ability to use its own historical loss data and migration between risk grades, it has a rigorous process for computing the qualitative factors that impact the ALL. A committee, independent of the historical loss migration team, reviews risk factors that may impact the ALL. Some factors are statistically quantifiable, such as concentration, growth, delinquency, and nonaccrual risk by loan type, while other factors are qualitative in nature, such as staff competency, competition within our markets, economic and regulatory changes impacting the loans held for investment.

The following table presents FNB's investment in loans considered to be impaired and related information on those impaired loans as of March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, held for sale	$—	$—	$—	$—
Impaired loans, not individually reviewed for impairment	5,946	—	6,017	—
Impaired loans, individually reviewed, with no impairment	56,985	—	62,282	—
Impaired loans, individually reviewed, with impairment	16,097	3,129	15,312	1,737
Total impaired loans *	$79,028	$3,129	$83,611	$1,737

Purchased impaired loans with subsequent deterioration	176,048	5,373	192,115	5,373
Purchased impaired loans with no subsequent deterioration	29,836	—	36,277	—
Total Reserves		8,502		7,110

Average impaired loans calculated using a simple average	$76,319		$94,754
* Included at March 31, 2013 and December 31, 2012 were $3.6 million and $4.5 million, respectively, in restructured and performing loans.
Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of FNB's customers. Deposit withdrawals, loan funding and general corporate activity create a need for liquidity for FNB. Liquidity is derived from sources such as deposit growth, maturity, calls, or sales of investment securities, principal and interest payments on loans and access to borrowed funds or lines of credit.
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
As of March 31, 2013, available borrowing under credit lines totaled $40.4 million, compared to $41.4 million at December 31, 2012. FNB could also access $90.0 million of additional borrowings under credit lines by pledging additional collateral.
At March 31, 2013, $102.7 million of the investment securities portfolio was pledged to secure public deposits, $13.9 million was pledged to retail repurchase agreements, and $2.1 million was pledged to others, leaving $446.9 million available as lendable collateral.

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
FNB's balance sheet was asset-sensitive at March 31, 2013. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. FNB's asset sensitivity is primarily derived from a large cash and due from banks position, a large concentration in prime-based commercial loans that adjust as the prime interest rate changes and the long duration of its indeterminate term deposits. These prime-based loans are primarily funded by deposits that are not expected to reprice as quickly as the loans. Since the prime rate is not expected to decline below current levels, management believes FNB's risk to lower interest rates is low.
Capital Adequacy and Resources
Under guidelines established by the Federal Reserve Board and the OCC and FDIC, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The guidelines define an institution's total qualifying capital as having two components: Tier 1 capital, which must be at least 50% of total qualifying capital and is mainly comprised of common equity, retained earnings and qualifying preferred stock, less certain intangibles; and Tier 2 capital, which may include the ALL up to a maximum of 1.25% of risk weighted assets, qualifying subordinated debt, qualifying preferred stock and hybrid capital instruments. The requirements also define the weights assigned to assets and off-balance sheet items to determine the risk weighted asset components of the risk-based capital rules.
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
The prompt corrective action provisions of federal law require the federal bank agencies to take prompt corrective action to resolve problems of insured depository institutions such as CommunityOne and Granite. The extent of these powers depends upon whether the institution is designated as well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. The minimum capital requirements to be characterized as “well-capitalized” and “adequately capitalized,” as defined by the prompt corrective action provision of federal law, the capital requirements required under the CommunityOne Order, and each of CommunityOne's and Granite's capital ratios as of March 31, 2013 were as follows:

				Minimum Regulatory Requirement
	FNB United	CommunityOne Bank	Bank of Granite	Adequately Capitalized	Well- Capitalized	CommunityOne Bank Order
Leverage capital ratio	5.41%	6.15%	8.51%	4.00%	5.00%	9.00%
Tier 1 risk-based capital ratio	9.20%	10.24%	15.56%	4.00%	6.00%	—
Total risk-based capital ratio	12.49%	11.51%	16.81%	8.00%	10.00%	12.00%

Under the CommunityOne Order, CommunityOne is required to maintain a leverage capital ratio of 9% and a total risk based capital ratio of 12%. As of March 31, 2013, CommunityOne was not in compliance with either the leverage capital or the total risk based capital requirements of its Order. As of March 31, 2013, CommunityOne was designated under the prompt corrective action provisions as "adequately capitalized" by the OCC because it continues to be subject to an Order.
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
Application of Critical Accounting Policies
FNB's accounting policies are in accordance with GAAP and with general practice within the banking industry and are fundamental to understanding management's discussion and analysis of results of operations and financial condition. Our significant accounting policies are discussed in detail in Note 1 of the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2012, as amended ("Form 10-K"), and are described below.
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
Purchased Loans Accounting
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
A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the increased credit losses, FNB continues to be in a three-year cumulative pre-tax loss position as of March 31, 2013. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset, which is difficult to overcome. FNB's estimate of the realization of its deferred tax assets was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years and estimated unrealized losses in the available-for-sale investment portfolio. In total, FNB has a net deferred tax asset of $186.1 million which is offset by a valuation allowance of $184.2 million. FNB did not consider future taxable income in determining the realizability of its deferred tax assets. FNB expects its income tax expense (benefit) will be negligible except for expense and benefit related to the change in the deferred tax liability related to available for sale securities until profitability has been restored for a reasonable time and such profitability is considered sustainable. At that time, the valuation allowance would be reversed. Reversal of the valuation allowance requires a great deal of judgment and will be based on the circumstances that exist as of that future date. If future events differ significantly from our current forecasts, we may need to increase this valuation allowance, which could have a material adverse effect on the results of operations and financial condition.
The Merger was considered a change in control for Granite Corp. under Internal Revenue Code Section 382 and the Regulations, thereunder. Accordingly, we are required to evaluate potential limitation or deferral of its ability to carryforward pre-acquisition net operating losses and to determine the amount of net unrealized built-in losses (“NUBIL”), which may be subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, NUBIL realized within 5 years of the change in control are subject to potential limitation, which for us is October 20, 2016. Through that date, we will continue to analyze our ability to utilize such losses to offset anticipated future taxable income, however, this estimate will not be known until the five-year recognition period expires. Losses limited under these provisions are generally limited to a carryforward period of 20 years, subject to the annual limitation and expire if not used by the end of that period. As of March 31, 2013, net deferred tax assets attributable to Granite Corp. and subsidiaries were approximately $36.9 million which is offset by a valuation allowance of $35.6 million. We anticipate that some of these benefits from the net operating losses and built-in losses will not ultimately be realized; however, that amount is subject to continuing analysis and has not yet been determined.
Summary
Management believes the accounting estimates related to the ALL, the valuation of OREO, the carrying value of securities, business combination accounting, purchased loan accounting, and the valuation allowance for deferred tax assets are “critical accounting estimates” because: (1) the estimates are highly susceptible to change from period to period as they require management to make assumptions concerning the changes in the types and volumes of the portfolios and anticipated economic conditions, and (2) the impact of recognizing an impairment or loan loss could have a material effect on the FNB's assets reported on the balance sheet as well as its net earnings.
Non-GAAP Measures
This quarterly Report on Form 10-Q contains financial information determined by methods other than in accordance with GAAP. We use these non-GAAP measures in our analysis of FNB's performance. Some of these non-GAAP measures exclude goodwill and core deposit premiums from the calculations of return on average assets and return on average equity. We believe presentations of financial measures excluding the impact of goodwill and core deposit premiums provide useful supplemental information that is essential to a proper understanding of the operating results of our core businesses. In addition, certain designated net interest income amounts are presented on a taxable equivalent basis. We believe that the presentation of net interest income on a taxable equivalent basis aids in the comparability of net interest income arising from taxable and tax-exempt sources. We believe that other non-GAAP measures that exclude credit and non-recurring expenses provide useful supplemental information that enhances the understanding of our core operating results.
These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.
The non-GAAP financial measures used in this Report are “tangible equity,” “tangible assets”, “tangible book value”, "core noninterest expense" and "core noninterest income." FNB's management, the entire financial services sector, bank stock analysts, and bank regulators use these non-GAAP measures in their analysis of our performance.

•	“Tangible shareholders' equity” is shareholders' equity reduced by recorded goodwill and other intangible assets.

•	“Tangible assets” are total assets reduced by recorded goodwill and other intangible assets.

•
“Tangible book value” is defined as total equity reduced by recorded goodwill and other intangible assets divided by total common shares outstanding. This measure discloses changes from period-to-period in book value per share exclusive of changes in intangible assets. Goodwill, an intangible asset that is recorded in a purchase business combination, has the effect of increasing total book value while not increasing the tangible assets of a company. Companies utilizing purchase accounting in a business combination, as required by GAAP, must record goodwill related to such transactions.

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

•	“Core Noninterest Income (NII)” is defined as total noninterest income reduced by gains and losses on securities. This measure reduces noninterest income by items which are nonrecurring in nature.

The following tables provide a more detailed analysis of these non-GAAP measures:

(dollars in thousands, except per share data)	March 31, 2013	December 31, 2012	March 31, 2012
Total shareholders' equity	$89,374	$98,445	$117,974
Less:
Goodwill	4,205	4,205	4,205
Core deposit and other intangibles	7,445	7,495	7,825
Tangible shareholders' equity	$77,724	$86,745	$105,944
Total assets	$2,093,311	$2,151,565	$2,387,946
Less:
Goodwill	4,205	4,205	4,205
Core deposit and other intangibles	7,445	7,495	7,825
Tangible assets	$2,081,661	$2,139,865	$2,375,916
Book value per common share	$4.12	$4.56	$5.59
Effect of intangible assets	(0.54)	(0.54)	(0.57)
Tangible book value per common share	3.58	4.02	5.02

(dollars in thousands)	For the three months ended
	March 31, 2013	March 31, 2012
Total noninterest expense	24,339	26,848
Less:
Other real estate owned expense	(883)	(5,519)
Loan collection expense	(1,572)	(746)
Merger-related expense	(1,509)	(2,258)
Rebranding expenses	(552)	—
Branch closure and restructuring expense	(587)	—
Core noninterest expense	$19,236	$18,325
Total noninterest income	6,533	3,826
Less:
Securities gains (losses), net	2,377	(46)
Core noninterest income	$4,156	$3,872

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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Sections 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934), was carried out under the supervision and with the participation of FNB's Chief Executive Officer and Chief Financial Officer and several other members of senior management as of March 31, 2013, the last day of the period covered by this Quarterly Report. FNB's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management (including FNB's Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal Control Changes
The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its control in response to internal control assessments and internal and external audit and regulatory recommendations. No control enhancements during the quarter ended March 31, 2013 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
In the ordinary course of operations, FNB is party to various legal proceedings. Other than noted below, FNB is not involved in, nor has it terminated during the three months ended March 31, 2013, any pending legal proceedings other than routine, nonmaterial proceedings occurring in the ordinary course of business.
As described in Item 3., Legal Proceedings, of the Form 10-K, Howe Barnes Hoefer & Arnett, Inc., an affiliate of Raymond James Financial, Inc., filed a complaint in Wake County Superior Court in North Carolina seeking monetary damages against FNB and CommunityOne. The parties have executed a formal settlement agreement, which is subject to receipt of regulatory non-objection. The settlement had no material impact on FNB.
Item 1A.     Risk Factors
There have been no material changes to the risk factors that we have previously disclosed in Item 1A - “Risk Factors” in our Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Repurchases
Not Applicable
Item 3.    Defaults Upon Senior Securities
Not Applicable
Item 4.    Mine Safety Disclosures
Not Applicable
Item 5. Other Information
None
Item 6.    Exhibits
Exhibits to this report are listed in the Index to Exhibits section of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FNB United Corp.
(Registrant)

Date: May 6, 2013                    By:    /s/ DAVID L. NIELSEN
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