Form 10-Q
period 2013-06-30
CommunityOne Bancorp
filed 2013-08-05
CIK 764811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013	Commission File Number 0-13823

COMMUNITYONE BANCORP
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1456589
(State of Incorporation)	(I.R.S. Employer Identification No.)
1017 E. Morehead Street
Charlotte, North Carolina	28204
(Address of principal executive offices)	(Zip Code)

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

As of August 1, 2013 (the most recent practicable date), the Registrant had outstanding approximately 21,736,873 shares of Common Stock.

CommunityOne Bancorp and Subsidiaries
Report on Form 10-Q
June 30, 2013

i

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
CommunityOne Bancorp and Subsidiaries
Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)	June 30, 2013	December 31, 2012*
Assets
Cash and due from banks	$34,959	$38,552
Interest-bearing bank balances	53,511	201,058
Investment securities:
Available-for-sale, at estimated fair value (amortized cost of $471,542 in 2013 and $558,818 in 2012)	453,410	564,850
Held-to-maturity (estimated fair value of $148,745 in 2013)	154,797	—
Loans held for sale	4,076	6,974
Loans held for investment	1,189,413	1,177,035
Less: Allowance for loan losses	(25,085)	(29,314)
Net loans held for investment	1,164,328	1,147,721
Premises and equipment, net	52,430	52,725
Other real estate owned and property acquired in settlement of loans	35,762	63,131
Core deposit premiums and other intangibles	7,403	7,495
Goodwill	4,205	4,205
Bank-owned life insurance	39,364	38,792
Other assets	32,068	26,062
Total Assets	$2,036,313	$2,151,565
Liabilities
Deposits:
Noninterest-bearing demand deposits	$304,992	$251,235
Interest-bearing deposits:
Demand, savings and money market deposits	857,489	892,576
Time deposits of $100 or more	240,910	290,166
Other time deposits	408,094	473,011
Total deposits	1,811,485	1,906,988
Retail repurchase agreements	9,109	8,675
Federal Home Loan Bank advances	58,306	58,328
Junior subordinated debentures	56,702	56,702
Other liabilities	24,665	22,427
Total Liabilities	1,960,267	2,053,120
Shareholders' Equity
Preferred stock Series A, $10.00 par value; authorized 200,000 shares, no shares issued and outstanding in 2013 and 2012	—	—
Preferred stock, $1.00 par value, authorized 15,000,000 shares, no shares issued and outstanding in 2013 and 2012	—	—
Common stock, no par value; authorized 2,500,000,000 shares, issued 21,736,873 shares in 2013 and 21,698,115 in 2012	461,266	460,955
Accumulated deficit	(369,966)	(362,187)
Accumulated other comprehensive loss	(15,254)	(323)
Total Shareholders' Equity	76,046	98,445
Total Liabilities and Shareholders' Equity	$2,036,313	$2,151,565
See accompanying notes to consolidated financial statements.
* Derived from audited consolidated financial statements

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest Income
Interest and fees on loans	$14,422	$17,235	$29,207	$34,194
Interest and dividends on investment securities:
Taxable income	3,518	2,887	6,578	5,571
Non-taxable income	—	—	14	—
Other interest income	197	310	409	660
Total interest income	18,137	20,432	36,208	40,425
Interest Expense
Deposits	2,090	3,701	4,337	7,924
Retail repurchase agreements	4	9	9	17
Federal Home Loan Bank advances	365	387	747	666
Other borrowed funds	264	286	528	589
Total interest expense	2,723	4,383	5,621	9,196
Net Interest Income before Provision for Loan Losses	15,414	16,049	30,587	31,229
Provision for (recovery of) loan losses	(1,057)	7,778	(947)	10,845
Net Interest Income after Provision for Loan Losses	16,471	8,271	31,534	20,384
Noninterest Income
Service charges on deposit accounts	1,681	1,830	3,057	3,646
Mortgage loan income	921	287	1,665	323
Cardholder and merchant services income	1,174	1,176	2,243	2,317
Trust and investment services	394	256	635	458
Bank owned life insurance	276	314	538	620
Other service charges, commissions and fees	337	271	595	525
Securities gains, net	345	2,002	2,723	1,956
Other income	119	396	324	513
Total noninterest income	5,247	6,532	11,780	10,358
Noninterest Expense
Personnel expense	10,807	10,581	21,486	20,607
Net occupancy expense	1,671	1,608	3,502	3,169
Furniture, equipment and data processing expense	2,094	2,141	4,462	4,213
Professional fees	760	1,250	2,253	2,792
Stationery, printing and supplies	187	153	373	294
Advertising and marketing	179	125	844	254
Other real estate owned expense	3,332	12,473	4,214	17,992
Credit/debit card expense	473	437	898	847
FDIC insurance	664	1,225	1,334	1,823
Loan collection expense	1,408	514	2,979	1,260
Merger-related expense	1,989	(840)	3,498	1,418
Core deposit intangible amortization	352	352	704	704
Other expense	749	2,896	2,457	4,390
Total noninterest expense	24,665	32,915	49,004	59,763
Loss from continuing operations, before income taxes	(2,947)	(18,112)	(5,690)	(29,021)
Income tax expense (benefit) - continuing operations	236	26	2,089	(51)
Loss from continuing operations, net of tax	(3,183)	(18,138)	(7,779)	(28,970)
Loss from discontinued operations, net of tax	—	—	—	(27)
Net loss	$(3,183)	$(18,138)	$(7,779)	$(28,997)

Weighted average number of common shares outstanding - basic and diluted	21,729,329	21,190,848	21,713,808	21,146,758
Net loss per common share from continuing operations - basic and diluted	$(0.15)	$(0.86)	$(0.36)	$(1.37)
Net loss per common share from discontinued operations - basic and diluted	—	—	—	—
Net loss per common share - basic and diluted	(0.15)	(0.86)	(0.36)	(1.37)

See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Loss (unaudited)

(dollars in thousands)	Three Months Ended June 30,
	2013	2012
Net loss	$(3,183)	$(18,138)
Other comprehensive income:
Unrealized holdings gains (losses) arising during the period on available-for-sale securities	(16,514)	4,026
Tax effect	6,523	(1,563)
Unrealized holdings gains (losses) arising during the period on available-for-sale securities, net of tax	(9,991)	2,463
Reclassification adjustment for (gain) losses on available-for-sale securities included in net income	(345)	(2,002)
Tax effect	136	790
Reclassification adjustment for (gain) losses on available-for-sale securities included in net income, net of tax	(209)	(1,212)
Change in defined benefit plans liability	(255)	—
Tax effect	101	—
Change in defined benefit plans liability, net of tax	(154)	—
Other comprehensive income (loss), net of tax:	(10,354)	1,251
Comprehensive loss	$(13,537)	$(16,887)

(dollars in thousands)	Six Months Ended June 30,
	2013	2012
Net loss	$(7,779)	$(28,997)
Other comprehensive income:
Unrealized holdings gains (losses) arising during the period on available-for-sale securities	(21,448)	5,184
Tax effect	8,472	(2,020)
Unrealized holdings gains (losses) arising during the period on available-for-sale securities, net of tax	(12,976)	3,164
Reclassification adjustment for (gain) losses on available-for-sale securities included in net income	(2,723)	(1,956)
Tax effect	1,076	773
Reclassification adjustment for (gain) losses on available-for-sale securities included in net income, net of tax	(1,647)	(1,183)
Change in defined benefit plans liability	(509)	—
Tax effect	201	—
Change in defined benefit plans liability, net of tax	(308)	—
Other comprehensive income (loss), net of tax:	(14,931)	1,981
Comprehensive loss	$(22,710)	$(27,016)

See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)
For Six Months Ended June 30, 2013 and 2012

						Accumulated
(dollars in thousands, except share and per share data)						Other
	Preferred Stock		Common Stock		Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Loss	Total
Balance, December 31, 2011	—	$—	21,102,668	$455,166	$(322,182)	$(3,969)	$129,015
Comprehensive loss:
Net loss	—	—	—	—	(28,997)	—	(28,997)
Other comprehensive income, net of tax	—	—	—	—	—	1,981	1,981
Total comprehensive loss							(27,016)
Expense related to 2011 issuance of common stock	—	—	—	(913)	—	—	(913)
Return of common stock not received for fractional shares rounding purposes in the 1:100 reverse stock split	—	—	(586)	—	—	—	—
Stock options:
Compensation expense recognized	—	—	—	1	—	—	1
Exercise of warrants related to stock offering			10
Stock offering, net of issuance costs of $158	—	—	485,788	6,915	—	—	6,915
Balance, June 30, 2012	—	$—	21,587,880	$461,169	$(351,179)	$(1,988)	$108,002
Balance, December 31, 2012	—	$—	21,698,115	$460,955	$(362,187)	$(323)	$98,445
Comprehensive loss:
Net loss	—	—	—	—	(7,779)	—	(7,779)
Other comprehensive income, net of tax	—	—	—	—	—	(14,931)	(14,931)
Total comprehensive loss							(22,710)
Stock options:
Compensation expense recognized	—	—	—	297	—	—	297
Restricted stock:
Shares issued as compensation to directors	—	—	935	14	—	—	14
Issuance of restricted stock award	—	—	37,823	—	—	—	—
Balance, June 30, 2013	—	$—	21,736,873	$461,266	$(369,966)	$(15,254)	$76,046

See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)	Six Months Ended June 30,
	2013	2012
Operating Activities
Net loss	$(7,779)	$(28,997)
Net loss from discontinued operations	—	(27)
Net loss from continuing operations	(7,779)	(28,970)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization of premises and equipment	1,829	1,957
Provision for (recovery of) loan losses	(947)	10,845
Deferred income taxes (benefit)	2,089	(51)
Deferred loan fees and costs, net	(1,093)	(3,648)
Premium amortization and discount accretion of investment securities, net	2,334	4,700
Net (gain) loss on sale of investment securities	(2,723)	(1,956)
Amortization of core deposit premiums	704	704
Net accretion of purchase accounting adjustments	(8,744)	(14,397)
Adjustment to goodwill	—	(300)
Stock compensation expense	311	1
Increase in cash surrender value of bank-owned life insurance, net	(572)	(657)
Loans held for sale:
Origination of loans held for sale	(67,783)	(3,039)
Net proceeds from sale of loans held for sale	71,958	1,749
Net loss (gain) on sale of loans held for sale	(1,277)	(34)
Mortgage servicing rights capitalized	(724)	—
Mortgage servicing rights amortization	113	—
Net loss on sales and write-downs of other real estate owned	2,764	14,470
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable and other assets	1,881	(605)
Increase in accrued interest payable and other liabilities	1,729	(498)
Net cash used in operating activities of continuing operations	(5,930)	(19,729)
Net effect of discontinued operations	—	(874)
Net cash used in operating activities	(5,930)	(20,603)
Investing Activities
Available-for-sale securities:
Proceeds from sales	174,492	118,049
Proceeds from maturities, calls and principal repayments	41,895	83,454
Purchases	(128,681)	(245,492)
Held-to-maturity securities:
Proceeds from maturities, calls and principal repayments	556	—
Purchases	(155,394)	—
Net (increase) decrease in loans held for investment	(12,483)	(69,984)
Proceeds from sales of other real estate owned	30,675	23,878
Purchases of premises and equipment	(1,603)	(1,163)
Proceeds from sales of premises and equipment	37	34
Expenses paid in 2012 related to 2011 capital raise	—	(913)
Net cash (used in) provided by investing activities	(50,506)	(92,137)
Financing Activities
Net decrease in deposits	(95,116)	(86,309)
Increase in retail repurchase agreements	434	2,617
Decrease in Federal Home Loan Bank advances	(22)	(20)
Issuance of common stock, net of expense	—	6,915
Net cash used in financing activities of continuing operations	(94,704)	(76,797)
Net effect of discontinued operations	—	—
Net cash used in financing activities	(94,704)	(76,797)
Net Decrease in Cash and Cash Equivalents	(151,140)	(189,537)
Cash and Cash Equivalents at Beginning of Period	239,610	553,416
Cash and Cash Equivalents at End of Period	$88,470	$363,879

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$5,525	$9,567
Noncash transactions:
Foreclosed loans transferred to other real estate owned	6,793	15,020
Loans to facilitate the sale of other real estate owned	488	778
Transfer of loans from held for investment to held for sale	—	600
Transfer of loans from held for sale to held for investment	—	(3,885)
Unrealized securities gains/(losses), net of income taxes	(14,623)	1,981
Employee benefit plan costs, net of income taxes	(308)	—
See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation
Nature of Operations
CommunityOne Bancorp, or "COB" or the "Company" (which also refers to us and our subsidiaries on a consolidated basis), is a bank holding company incorporated in 1984 under the laws of the State of North Carolina. Through our ownership of CommunityOne Bank, N.A., or the "Bank", a national banking association headquartered in Asheboro, North Carolina, we offer a complete line of consumer, wealth management, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers through operations located throughout central, southern and western North Carolina, including the counties of Alamance, Alexander, Ashe, Burke, Caldwell, Catawba, Chatham, Gaston, Guilford, Iredell, Mecklenburg, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes. The Bank also holds the stock of Dover Mortgage Company (“Dover”) and First National Investor Services, Inc. Dover previously engaged in the business of originating, underwriting and closing mortgage loans for sale in the secondary market. Dover ceased operations in the first quarter of 2011 and filed for Chapter 11 bankruptcy on February 15, 2012. First National Investor Services, Inc. holds deeds of trust for the Bank.
COB also owns Granite Mortgage, Inc., which ceased mortgage operations in 2009 and filed for Chapter 11 bankruptcy on February 15, 2012, and FNB United Statutory Trust I, FNB United Statutory Trust II, and Catawba Valley Capital Trust II, which were formed to facilitate the issuance of trust preferred securities.
On October 21, 2011, as part of the recapitalization of COB, COB acquired Bank of Granite Corporation and its subsidiary bank, Bank of Granite, through the merger of a wholly owned subsidiary of ours into Granite Corp. (the “Merger”). Bank of Granite was merged into the Bank on June 8, 2013. Our shareholders approved an amendment in our articles of incorporation to change our name from FNB United Corp to CommunityOne Bancorp on June 20, 2013. This change, along with a change in our stock symbol from FNBN to COB, was implemented on July 1, 2013.
General
The accompanying consolidated financial statements, prepared without audit, include the accounts of COB and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Descriptions of the organization and business of COB, accounting policies followed by COB and other relevant information are contained in our Annual Report on Form 10-K for the year ended December 31, 2012 (the "Form 10-K"), including the notes to the consolidated financial statements filed as part of that report. This quarterly report should be read in conjunction with the Form 10-K.
In the opinion of management, the accompanying condensed consolidated financial statements contain the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of COB as of June 30, 2013 and December 31, 2012, and the results of its operations and cash flows for the three and six months ended June 30, 2013 and 2012, respectively.
All financial information is reported on a continuing operations basis, unless otherwise noted. See Note 2 to the consolidated financial statements for a discussion regarding discontinued operations and certain assets and liabilities at June 30, 2013 and December 31, 2012.
Use of Estimates
We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"). Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowances for loan losses (“ALL”), estimated cash flows of purchased impaired loans, the carrying value of other real estate owned (“OREO”), the carrying value of intangible assets and the realization of deferred tax assets.
Reclassification
Certain reclassifications have been made to the prior period consolidated financial statements to place them on a comparable basis with the current period consolidated financial statements. These reclassifications have no effect on net income or shareholders' equity as previously reported.
Recent Accounting Pronouncements
Comprehensive Income - In February 2013, the FASB issued ASU No. 2013-02 Comprehensive Income (Topic 220): "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" (“ASU No. 2013-02”). This pronouncement requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income for each applicable component of net income, as well as a roll forward of the components of accumulated other comprehensive income on a prospective basis. This pronouncement is effective beginning January 1, 2013. The provisions of ASU No. 2013-02 relate only to financial statement presentation of other comprehensive income and, accordingly, its adoption did not have a material effect on COB's financial statements. These new disclosures appear in Note 10.
FASB - From time to time, the Financial Accountings Standards Board (“FASB”) issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards.
Management considers the effect of the proposed statements on the consolidated financial statements of COB and monitors the status of changes to and proposed effective dates of exposure drafts. Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations or cash flows.
2. Discontinued Operations
All operations of Dover, a subsidiary of the Bank, were discontinued as of March 17, 2011. Dover, acquired by us in 2003, originated, underwrote and closed mortgage loans for sale into the secondary market. It maintained a retail origination network based in Charlotte, North Carolina, which originated loans for properties located in North Carolina. Dover also engaged in the wholesale mortgage origination business and conducted retail mortgage origination business outside of North Carolina. Operations outside of the State of North Carolina and the wholesale mortgage origination business were discontinued in February 2011, and all remaining operations were discontinued on March 17, 2011. Dover filed for Chapter 11 bankruptcy on February 15, 2012 in the United States Bankruptcy Court for the Western District of North Carolina. All of the assets and liabilities of Dover were written off at that time.
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
There were no assets and liabilities of discontinued operations as of June 30, 2013 and December 31, 2012.
Net loss from discontinued operations, net of tax, at the dates indicated were as follows:

(dollars in thousands)	Six Months Ended June 30,
	2013	2012
Interest Income
Total interest income	$—	$—
Interest Expense
Total interest expense	—	—
Net Interest Income before Provision for Loan Losses	—	—
Provision for loan losses	—	—
Net Interest Income after Provision for Loan Losses	—	—
Noninterest Income
Total noninterest income	—	—
Noninterest Expense
Personnel expense	—	1
Net occupancy expense	—	1
Professional fees	—	25
Total noninterest expense	—	27
Loss before income taxes	—	(27)
Income tax (benefit)/expense	—	—
Net loss from discontinued operations, net of tax	$—	$(27)
All financial information in the consolidated financial statements and notes to the consolidated financial statements reflects continuing operations, unless otherwise noted.

3. Goodwill and Other Intangible Assets
We accounted for the Merger as a business combination under the acquisition method of accounting. As a result, we have recognized in our financial statements the identifiable net assets acquired and an amount of goodwill (representing the difference between the purchase price and the identifiable net assets). During the measurement period following a business combination, the amount of identifiable net assets recognized is subject to further adjustment to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. GAAP requires that the measurement period cannot exceed one year from the acquisition date. During the first six months of 2012, we recognized $0.3 million in additional goodwill from the Merger. This additional amount resulted from new valuations received on OREO acquired in the Merger, which were written down to our best estimate of fair value.
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
Our primary objective in managing the investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. We are required under federal regulations to maintain adequate liquidity to ensure safe and sound operations. We maintain investment balances based on a continuing assessment of cash flows, the level of loan production, current interest rate risk strategies and an assessment of the potential future direction of market interest rate changes. Investment securities differ in terms of default, interest rate, liquidity and expected rate of return risks.
The following table summarizes the amortized cost and estimated fair value of investment securities and presents the related gross unrealized gains and losses:

June 30, 2013
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of:
U.S. government sponsored enterprises	$2,063	$21	$—	$2,084
Residential mortgage-backed securities-GSE	386,628	1,013	18,658	368,983
Residential mortgage-backed securities-Private	21,220	1,614	10	22,824
Commercial mortgage backed securities-GSE	22,959	—	1,461	21,498
Commercial mortgage-backed securities-Private	10,430	—	855	9,575
Corporate notes	28,242	204	—	28,446
Total available for sale	$471,542	$2,852	$20,984	$453,410
Held to Maturity:
Residential mortgage-backed securities-GSE	144,723	—	5,324	139,399
Commercial mortgage-backed securities-Private	10,074	—	728	9,346
Total held to maturity	$154,797	$—	$6,052	$148,745
Total investment securities	$626,339	$2,852	$27,036	$602,155

December 31, 2012
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of:
U.S. Treasury and government agencies	$6,646	$335	$—	$6,981
U.S. government sponsored enterprises	22,118	55	—	22,173
States and political subdivisions	5,918	120	—	6,038
Residential mortgage-backed securities-GSE	436,344	5,678	948	441,074
Residential mortgage-backed securities-Private	22,649	750	454	22,945
Commercial mortgage backed securities-GSE	23,150	209	—	23,359
Commercial mortgage backed securities-Private	5,283	34	—	5,317
Corporate notes	36,710	270	17	36,963
Total	$558,818	$7,451	$1,419	$564,850
As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB based generally upon the balances of total assets and FHLB advances. FHLB capital stock is pledged to secure FHLB advances. This investment is carried at cost since no ready market exists for FHLB stock and there is no quoted market value. However, redemption of this stock has historically been at par value. The Bank owned a total of $5.2 million of FHLB stock at June 30, 2013 and $6.3 million at December 31, 2012. Due to the redemption provisions of FHLB stock, we have estimated that fair value approximated cost and that this investment was not impaired at June 30, 2013. FHLB stock is included in other assets at its original cost basis.
As a member bank of the Federal Reserve Bank of Richmond (“FRBR”), the Bank also is required to own capital stock of the FRBR based upon a percentage of the bank's common stock and surplus. This investment is carried at cost since no ready market exists for FRBR stock and there is no quoted market value. At June 30, 2013 and December 31, 2012, the Bank owned a total of $2.6 million and $3.1 million of FRBR stock, respectively. Due to the nature of this investment in an entity of the U.S. government, we have estimated that fair value approximated the cost and that this investment was not impaired at June 30, 2013. FRBR stock is included in other assets at its original cost basis.
At June 30, 2013, $97.0 million of the investment securities portfolio was pledged to secure public deposits, $13.0 million was pledged to retail repurchase agreements and $2.1 million was pledged to others, leaving $490.1 million available as lendable collateral.

During the three and six months ended June 30, 2013, the Bank sold securities with a book value of $25.7 million and $171.8 million respectively, and recognized gains of $0.3 million and $2.7 million, respectively. During the three and six months ended June 30, 2012, the Bank sold securities with a book value of $112.7 million and recognized gains of $2.0 million. The Bank sold these securities in order to manage our interest rate sensitivity profile.
The following tables show our investments' estimated fair value and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012. The change in unrealized losses during the three and six month periods ending June 30, 2013 was attributed to changes in interest rates and not to changes in the credit quality of these securities. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities or the short duration of the unrealized loss, or both.

	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2013
Available for Sale:
Residential mortgage-backed securities-GSE	$322,395	$18,658	$—	$—	$322,395	$18,658
Residential mortgage-backed securities-Private	—	—	643	10	643	10
Commercial mortgage-backed securities-GSE	21,498	1,461	—	—	21,498	1,461
Commercial mortgage-backed securities-Private	9,575	855	—	—	9,575	855
Total available for sale	$353,468	$20,974	$643	$10	$354,111	$20,984
Held to Maturity:
Residential mortgage-backed securities-GSE	$119,794	$5,324	$—	$—	$119,794	$5,324
Commercial mortgage-backed securities-Private	9,346	728	—	—	9,346	728
Total held to maturity	$129,140	$6,052	$—	$—	$129,140	$6,052
Total	$482,608	$27,026	$643	$10	$483,251	$27,036

December 31, 2012
Obligations of:
Residential mortgage-backed securities-GSE	$123,489	$904	$7,027	$44	$130,516	$948
Residential mortgage-backed securities-Private	7,499	454	—	—	7,499	454
Corporate notes	3,249	17	—	—	3,249	17
Total	$134,237	$1,375	$7,027	$44	$141,264	$1,419
At June 30, 2013 and December 31, 2012, there were one and four available-for-sale securities that were in an unrealized loss position for longer than 12 months, respectively.
If an entity has a debt security that has been in a loss position for over 12 months and it cannot assert it is more likely than not that it will not have to sell the security before recovery, then other than temporary impairment ("OTTI") must be taken. The amount of impairment is bifurcated between impairment due to credit (which is recorded through earnings) and noncredit impairment (which becomes a component of other comprehensive income (“OCI”) for both available-for-sale and held-to-maturity securities). For held-to-maturity securities, the amount in OCI will be amortized prospectively over the security's remaining life. After analyzing its securities portfolio at June 30, 2013, and after considering ratings, fair value, cash flows and other factors, we did not have any OTTI during the three or six months ended June 30, 2013 and June 30, 2012.
The aggregate amortized cost and fair value of securities at June 30, 2013, by remaining contractual maturity, are shown in the following table. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$8,139	$8,193	$—	$—
Due after one year through five years	18,884	18,994	—	—
Due after five years through 10 years	3,282	3,342	—	—
Due after 10 years	—	—	—	—
Total	30,305	30,529	—	—
Mortgage-backed securities	441,237	422,881	154,797	148,745
Total	$471,542	$453,410	$154,797	$148,745

5. Loans and Allowance for Loan Losses
General

Loans held for investment are stated at the principal amounts outstanding adjusted for purchase premiums/discounts, deferred net loan fees and costs, and unearned income.  We report our loan portfolio by segments and classes, which are disaggregations of portfolio segments.  Our portfolio segments are:  Commercial and agricultural, Real estate, and Consumer loans.  The Commercial and agricultural loan and Consumer loan portfolios are not further segregated into classes.  The classes within the Real estate portfolio segment include Real estate - construction and Real estate mortgage, which is further broken into 1-4 family residential mortgage and Commercial real estate mortgage loans.

Loan fees and the incremental direct costs associated with originating a loan are deferred and subsequently recognized over the life of the loan as an adjustment to interest income.

In addition to originating loans we also purchase loans. At acquisition, purchased loans are designated as either purchased contractual loans ("PC loans") or purchased impaired loans ("PI loans"). PC loans are acquired loans where management believes it is probable that it will receive all principal as of the date of acquisition.  These loans are accounted for under the contractual cash flow method, under ASC 310-20. Any discount or premium paid on PC loans is recorded in interest income using the effective yield method over the expected life of the loans.

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

During the six months ended June 30, 2013, we purchased $119.0 million of performing residential mortgage loans, including premiums of $1.6 million. During the six months ended June 30, 2012, we purchased $137.4 million of performing residential mortgage loans, including premiums of $3.7 million. These loan purchases are accounted for as PC loans.

ALL Methodology
COB's ALL, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management's best estimate of probable loan losses to be incurred as of the balance sheet date. Management assesses COB's ALL quarterly. This assessment includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. For purposes of the ALL, we have grouped our loans into pools according to the loan segmentation regime employed on schedule RC-C of the FFIEC's Consolidated Report of Condition and Income. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used.
Historical loss rates are calculated by associating losses to the risk-graded pool to which they relate for each of the previous eight quarters. Then, using a look back period beginning in third quarter 2006, loss factors are calculated for each risk-graded pool.

In addition to our ability to use our own historical loss data and migration between risk grades, we have a rigorous process for computing the qualitative factors that impact the ALL. A committee, independent of the historical loss migration team, reviews risk factors that may impact the ALL. Some factors are statistically quantifiable, such as concentration, growth, delinquency, and nonaccrual risk by loan type, while other factors are qualitative in nature, such as staff competency, competition within our markets and economic and regulatory changes impacting the loans held for investment.

We lend primarily in North Carolina. As of June 30, 2013, a substantial majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in North Carolina. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the ALL. Management believes the ALL is adequate to cover estimated losses on loans at each balance sheet date.

During the three month period ended June 30, 2013, we charged off $6.1 million in loans and realized $2.6 million in recoveries, for $3.5 million of net charge-offs. During the six month period ended June 30, 2013, we charged off $9.1 million in loans and realized $5.8 million in recoveries, for $3.3 million of net charge-offs. The majority of the loans charged off were loans that were previously impaired and had specific reserves assigned in prior periods.

The ALL, as a percentage of loans held for investment, was 2.11% at June 30, 2013, compared to 3.01% at June 30, 2012. At December 31, 2012, the ALL, as a percentage of loans held for investment, was 2.49%.

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
Substandard - A Substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of Substandard loans, does not have to exist in individual assets classified Substandard.
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
Loans categorized as Special Mention or worse are considered Criticized. Loans categorized as Substandard or Doubtful are considered Classified. Purchased loans acquired in the Merger are recorded at estimated fair value on the date of acquisition without the carryover of related ALL. The table below includes $46.7 million and $60.6 million in Granite Purchased Loans categorized as Substandard or Doubtful at June 30, 2013 and December 31, 2012, respectively.
The following table presents loans held for investment balances by risk grade as of June 30, 2013:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
	(Ratings 1-5)	(Rating 6)	(Rating 7)	(Rating 8)	Total
Commercial and agricultural	$62,760	$1,861	$4,722	$—	$69,343
Real estate - construction	46,440	1,891	16,305	—	64,636
Real estate - mortgage:
1-4 family residential	569,013	13,692	27,932	107	610,744
Commercial	300,265	29,702	70,805	—	400,772
Consumer	42,971	180	493	274	43,918
Total	$1,021,449	$47,326	$120,257	$381	$1,189,413
The following table presents loans held for investment balances by risk grade as of December 31, 2012:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
	(Ratings 1-5)	(Rating 6)	(Rating 7)	(Rating 8)	Total
Commercial and agricultural	$69,003	$3,447	$6,953	$301	$79,704
Real estate - construction	40,117	2,031	16,266	—	58,414
Real estate - mortgage:
1-4 family residential	504,819	15,855	32,625	239	553,538
Commercial	296,271	50,275	95,126	164	441,836
Consumer	42,495	178	426	444	43,543
Total	$952,705	$71,786	$151,396	$1,148	$1,177,035
Loans included in the preceding loan composition table are net of participations sold. Loans are increased by net loan premiums and deferred loan discounts or fees of $2.5 million at June 30, 2013. Loans are increased by net deferred loan discounts or fees of $3.6 million at December 31, 2012.
At June 30, 2013 and December 31, 2012, loans held for sale consisted of originated residential mortgage loans held for sale at the lower of cost or fair market value.
Loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balance of loans serviced for others amounted to $146.6 million at June 30, 2013 and $65.1 million at December 31, 2012.
Loans Pledged
To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans. Gross loans of $232.9 million and $270.2 million were pledged to collateralize FHLB advances and letters of credit at June 30, 2013 and December 31, 2012, respectively, of which there was $10.0 million and $19.1 million of credit availability for borrowing, respectively. At June 30, 2013, $11.1 million of loans were pledged to collateralize potential borrowings from the Federal Reserve Discount Window, of which $9.8 million was available as borrowing capacity. We could also access $70.9 million of additional borrowings under credit lines by pledging additional collateral.
Nonaccruing and Impaired Loans
Interest income on loans is calculated by using the interest method based on the daily outstanding balance. The recognition of interest income is discontinued when, in management's opinion, the collection of all or a portion of interest becomes doubtful. Loans are returned to accrual status when the factors indicating doubtful collectability cease to exist and the loan has performed in accordance with its terms for a demonstrated period of time. The past due status of loans is based on the contractual payment terms. Had nonaccruing loans been on accruing status, interest income would have been higher by $0.8 million and $1.5 million for the three months ended June 30, 2013 and June 30, 2012, respectively, and higher by $1.7 million and $2.9 million for the six months ended June 30, 2013 and June 30, 2012, respectively. At June 30, 2013 and December 31, 2012, COB had certain impaired loans of $59.0 million and $79.2 million, respectively, which were on nonaccruing interest status.
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

The following table presents an aging analysis of accruing and nonaccruing loans as of June 30, 2013:

(dollars in thousands)	Accruing
	30-59 days past due	60-89 days past due	More than 90 days past due	Nonaccrual	Total past due and nonaccrual	Current and accruing	Total Loans
PC and Originated Loans
Commercial and agricultural	$433	$—	$—	$1,654	$2,087	$55,293	$57,380
Real estate - construction	419	—	—	9,783	10,202	44,171	54,373
Real estate - mortgage:
1-4 family residential	1,038	19	—	15,917	16,974	560,957	577,931
Commercial	410	—	—	31,380	31,790	236,003	267,793
Consumer	156	11	—	269	436	42,341	42,777
Total	$2,456	$30	$—	$59,003	$61,489	$938,765	$1,000,254
PI loans
Commercial and agricultural	$79	$1,059	$701	$—	$1,839	$10,124	$11,963
Real estate - construction	189	—	2,725	—	2,914	7,349	10,263
Real estate - mortgage:
1-4 family residential	73	143	3,113	—	3,329	29,484	32,813
Commercial	2,019	255	15,119	—	17,393	115,586	132,979
Consumer	1	—	—	—	1	1,140	1,141
Total	$2,361	$1,457	$21,658	$—	$25,476	$163,683	$189,159
Total Loans	$4,817	$1,487	$21,658	$59,003	$86,965	$1,102,448	$1,189,413

The following table presents an aging analysis of accruing and nonaccruing loans as of December 31, 2012:

(dollars in thousands)	Accruing
	30-59 days past due	60-89 days past due	More than 90 days past due	Nonaccrual	Total past due and nonaccrual	Current and accruing	Total Loans
PC and Originated Loans
Commercial and agricultural	$515	$—	$50	$2,746	$3,311	$61,727	$65,038
Real estate - construction	26	119	—	14,297	14,442	41,290	55,732
Real estate - mortgage:
1-4 family residential	6,173	880	—	18,372	25,425	488,898	514,323
Commercial	617	—	177	43,621	44,415	226,948	271,363
Consumer	24	—	—	206	230	41,957	42,187
Total	$7,355	$999	$227	$79,242	$87,823	$860,820	$948,643
PI loans
Commercial and agricultural	$100	$1	$1,103	$—	$1,204	$13,462	$14,666
Real estate - construction	117	—	655	—	772	1,910	2,682
Real estate - mortgage:
1-4 family residential	1,308	495	4,678	—	6,481	32,734	39,215
Commercial	2,559	4,300	17,384	—	24,243	146,230	170,473
Consumer	4	—	13	—	17	1,339	1,356
Total	$4,088	$4,796	$23,833	$—	$32,717	$195,675	$228,392
Total Loans	$11,443	$5,795	$24,060	$79,242	$120,540	$1,056,495	$1,177,035
All PI loans are considered to be accruing for all periods presented, in accordance with ASC 310-30.

A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. If the loan has been modified to provide relief to the borrower, the loan is deemed to be impaired if all principal and interest will not be repaid according to the original contract. All loans meeting the definition of Doubtful should be considered impaired.
When a loan has been determined to be impaired, the amount of the impairment is measured using the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent. When the present value of expected future cash flows is used, the effective interest rate is the original contractual interest rate of the loan adjusted for any premium or discount. When the contractual interest rate is variable, the effective interest rate of the loan changes over time. A specific reserve is established as a component of the ALL when a loan has been determined to be impaired. Subsequent to the initial measurement of impairment, if there is a significant change to the impaired loan's expected future cash flows, or if actual cash flows are significantly different from the cash flows previously estimated, we recalculate the impairment and appropriately adjust the specific reserve. Similarly, if we measure impairment based on the observable market price of an impaired loan or the fair value of the collateral of an impaired collateral-dependent loan, we will adjust the specific reserve if there is a significant change in either of those bases.
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
The following table summarizes information relative to impaired loans for the dates indicated:

	June 30, 2013		December 31, 2012
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, not individually reviewed for impairment	$9,313	$—	$6,017	$—
Impaired loans, individually reviewed, with no impairment	51,557	—	62,282	—
Impaired loans, individually reviewed, with impairment	5,935	763	15,312	1,737
Total impaired loans, excluding purchased impaired *	$66,805	$763	$83,611	$1,737

Purchased impaired loans with subsequent deterioration	$161,278	4,066	$192,115	5,373
Purchased impaired loans with no subsequent deterioration	$27,881	—	$36,277	—
Total Reserves		$4,829		$7,110

Average impaired loans calculated using a simple average	$72,917		$94,754

* Included at June 30, 2013 and December 31, 2012 were $4.3 million and $4.5 million, respectively, in restructured and performing loans.

The following table presents loans held for investment on nonaccrual status by loan class for the dates indicated:

(dollars in thousands)
	June 30, 2013	December 31, 2012
Loans held for investment:
Commercial and agricultural	$1,654	$2,746
Real estate - construction	9,783	14,297
Real estate - mortgage:
1-4 family residential	15,917	18,372
Commercial	31,380	43,621
Consumer	269	206
Total nonaccrual loans	$59,003	$79,242
Loans more than 90 days delinquent, still on accrual	—	227
Total nonperforming loans	$59,003	$79,469
There were no loans held for sale on nonaccrual status as of June 30, 2013 or December 31, 2012.

The following table presents individually reviewed impaired loans and purchased impaired loans with subsequent credit deterioration, segregated by portfolio segment, and the corresponding reserve for impaired loan losses as of June 30, 2013:

		Unpaid
(dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$1,366	$1,700	$—
Real estate - construction	9,029	14,230	—
Real estate - mortgage:
1-4 family residential	12,218	17,109	—
Commercial	28,944	36,430	—
Consumer	—	—	—
Total	$51,557	$69,469	$—
With an allowance recorded:
Commercial and agricultural	$107	$316	$15
Real estate - construction	218	218	20
Real estate - mortgage:
1-4 family residential	1,615	1,704	209
Commercial	3,845	5,197	369
Consumer	150	155	150
Total	$5,935	$7,590	$763
Total individually evaluated impaired loans
Commercial and agricultural	$1,473	$2,016	$15
Real estate - construction	9,247	14,448	20
Real estate - mortgage:
1-4 family residential	13,833	18,813	209
Commercial	32,789	41,627	369
Consumer	150	155	150
Total	$57,492	$77,059	$763

PI loans with subsequent credit deterioration:
Commercial and agricultural	$9,429	$9,375	$26
Real estate - construction	8,202	8,795	759
Real estate - mortgage:
1-4 family residential	29,875	30,226	504
Commercial	112,641	114,601	2,585
Consumer	1,131	907	192
Total	$161,278	$163,904	$4,066

The following table presents individually reviewed impaired loans, and purchased impaired loans with subsequent credit deterioration, segregated by portfolio segment, and the corresponding reserve for impaired loan losses as of December 31, 2012:

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

The following summary includes impaired loans individually reviewed as well as impaired loans held for sale. Average recorded investment and interest income recognized on impaired loans, segregated by portfolio segment, is shown in the following tables as of June 30, 2013 and June 30, 2012:

	For Three Months Ended		For Three Months Ended
	June 30, 2013		June 30, 2012
	Average	Interest	Average	Interest
(dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and agricultural	$1,398	$1	$2,170	$3
Real estate - construction	9,513	—	10,918	30
Real estate - mortgage:
1-4 family residential	12,662	9	15,944	60
Commercial	30,466	25	33,630	76
Consumer	—	—	1,000	15
Total	$54,039	$35	$63,662	$184
With an allowance recorded:
Commercial and agricultural	$107	$—	$1,790	$—
Real estate - construction	219	3	16,567	7
Real estate - mortgage:
1-4 family residential	1,662	1	8,760	76
Commercial	3,912	—	15,832	151
Consumer	164	—	652	13
Total	$6,064	$4	$43,601	$247
Total:
Commercial and agricultural	$1,505	$1	$3,960	$3
Real estate - construction	9,732	3	27,485	37
Real estate - mortgage:
1-4 family residential	14,324	10	24,704	136
Commercial	34,378	25	49,462	227
Consumer	164	—	1,652	28
Total	$60,103	$39	$107,263	$431

	For Six Months Ended		For Six Months Ended
	June 30, 2013		June 30, 2012
	Average	Interest	Average	Interest
(dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and agricultural	$1,414	$8	$2,651	$10
Real estate - construction	9,705	—	12,166	34
Real estate - mortgage:
1-4 family residential	12,643	33	17,071	66
Commercial	31,042	144	31,720	106
Consumer	—	—	699	15
Total	$54,804	$185	$64,307	$231
With an allowance recorded:
Commercial and agricultural	$107	$—	$1,729	$—
Real estate - construction	220	6	14,308	9
Real estate - mortgage:
1-4 family residential	1,682	4	10,862	94
Commercial	3,933	—	15,177	159
Consumer	167	1	432	13
Total	$6,109	$11	$42,508	$275
Total:
Commercial and agricultural	$1,521	$8	$4,380	$10
Real estate - construction	9,925	6	26,474	43
Real estate - mortgage:
1-4 family residential	14,325	37	27,933	160
Commercial	34,975	144	46,897	265
Consumer	167	1	1,131	28
Total	$60,913	$196	$106,815	$506

Impaired loans also include loans for which we may elect to grant a concession, providing terms more favorable than those prevalent in the market (e.g., rate, amortization term), and formally restructure due to the weakening credit status of a borrower. Restructuring is designed to facilitate a repayment plan that minimizes the potential losses that we otherwise may have to incur. If these impaired loans are on nonaccruing status as of the date of restructuring, the loans are included in nonperforming loans. Nonperforming restructured loans will remain as nonperforming until the borrower can demonstrate adherence to the restructured terms for a period of no less than six months and when it is otherwise determined that continued adherence is reasonably assured. Some restructured loans continue as accruing loans after restructuring if the borrower is not past due at the time of restructuring, adequate collateral valuations support the restructured loans, and the cash flows of the underlying business appear adequate to support the restructured debt service. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At June 30, 2013, there was $16.3 million in restructured loans, of which $4.3 million in loans were accruing and in a performing status. At December 31, 2012, there was $20.8 million in restructured loans, of which $4.5 million in loans were accruing and in a performing status.
Sale of Problem Loans
During 2012, we sold loans to third party buyers in order to reduce our problem loan exposure. These loans were transferred to loans held for sale at the time we received a signed contract for the purchase of the loans. Prior to transferring these loans to loans held for sale, the loans were marked down to the contract price less associated selling costs. All transactions were conducted at arm's length and loans were sold without recourse.

The following table presents sold loans by portfolio segment for the periods indicated below:

	For Three Months Ended			For Three Months Ended
	June 30, 2013			June 30, 2012
(dollars in thousands)	Number	Recorded	Contract	Number	Recorded	Contract
	of Loans	Investment	Pricing	of Loans	Investment	Pricing
Commercial and agricultural	—	$—	$—	—	$—	$—
Real estate - construction	—	—	—	—	—	—
Real estate - mortgage:
1-4 family residential	—	—	—	6	1,715	1,746
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	$—	6	$1,715	$1,746

	For Six Months Ended			For Six Months Ended
	June 30, 2013			June 30, 2012
(dollars in thousands)	Number	Recorded	Contract	Number	Recorded	Contract
	of Loans	Investment	Pricing	of Loans	Investment	Pricing
Commercial and agricultural	—	$—	$—	—	$—	$—
Real estate - construction	—	—	—	—	—	—
Real estate - mortgage:
1-4 family residential	—	—	—	7	1,865	1,896
Commercial	—	—	—	1	3,800	4,050
Consumer	—	—	—	—	—	—
Total	—	$—	$—	8	$5,665	$5,946

Granite Purchased Loans
Granite Purchased Loans include PI loans and PC loans. PC loans include performing revolving consumer and commercial loans on October 21, 2011, the acquisition date.
PI loans are segregated into pools and recorded at estimated fair value on the date of acquisition without the carryover of the related ALL. PI loans are accounted for under ASC 310-30 when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition we will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the date of acquisition may include statistics such as past due status, nonaccrual status and risk grade. PI loans generally meet our definition for nonaccrual status; however, even if the borrower is not currently making payments, we will classify loans as accruing if we can reasonably estimate the amount and timing of future cash flows. All Granite Purchased PI loans are presented on an accruing basis. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference.
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

At June 30, 2013, and December 31, 2012, our financial statements reflected a PI loan ALL of $4.1 million and $5.4 million, respectively, and an ALL for PC loans of $0.7 million and $0.5 million, respectively.

The following table presents the balance of all Granite Purchased Loans:

	At June 30, 2013
(dollars in thousands)	Purchased Impaired	Purchased Contractual	Total Purchased Loans	Unpaid Principal Balance
Commercial and agricultural	$11,964	$4,647	$16,611	$15,971
Real estate - construction	10,263	—	10,263	10,095
Real estate - mortgage:
1-4 family residential	32,813	24,130	56,943	58,197
Commercial	132,978	390	133,368	135,404
Consumer	1,141	—	1,141	937
Total	$189,159	$29,167	$218,326	$220,604

	At December 31, 2012
(dollars in thousands)	Purchased Impaired	Purchased Contractual	Total Purchased Loans	Unpaid Principal Balance
Commercial and agricultural	$14,666	$7,311	$21,977	$21,692
Real estate - construction	2,682	—	2,682	2,677
Real estate - mortgage:
1-4 family residential	39,215	27,484	66,699	69,200
Commercial	170,467	49	170,516	176,347
Consumer	1,362	—	1,362	1,144
Total	$228,392	$34,844	$263,236	$271,060
The tables below include only those Granite Purchased Loans accounted for under the expected cash flow method (PI loans) for the periods indicated. These tables do not include PC loans, including Granite Purchased PC loans or purchased performing residential mortgage loans.

	For Three Months Ended		For Three Months Ended
	June 30, 2013		June 30, 2012
	Purchased Impaired		Purchased Impaired
(dollars in thousands)	Carrying Amount	Future Accretion	Carrying Amount	Future Accretion
Balance, beginning of period	$205,884	$26,096	$310,389	$42,032
Accretion	4,191	(4,191)	5,491	(5,491)
Increase in future accretion	—	6,801	—	4,592
Payments received	(20,403)	—	(27,791)	—
Foreclosed and transferred to OREO	(513)	—	(997)	—
Subtotal before allowance	189,159	28,706	287,092	41,133
Allowance for credit losses	(4,066)	—	(3,336)	—
Net carrying amount, end of period	$185,093	$28,706	$283,756	$41,133

	For Six Months Ended		For Six Months Ended
	June 30, 2013		June 30, 2012
	Purchased Impaired		Purchased Impaired
(dollars in thousands)	Carrying Amount	Future Accretion	Carrying Amount	Future Accretion
Balance, beginning of period	$228,392	$30,299	$330,836	$47,804
Accretion	8,394	(8,394)	11,263	(11,263)
Increase in future accretion	—	6,801	—	4,592
Payments received	(46,331)	—	(50,901)	—
Foreclosed and transferred to OREO	(1,296)	—	(4,106)	—
Subtotal before allowance	189,159	28,706	287,092	41,133
Allowance for credit losses	(4,066)	—	(3,336)	—
Net carrying amount, end of period	$185,093	$28,706	$283,756	$41,133

Allowance for Loan Losses
An analysis of the changes in the ALL is as follows:

	For Three Months Ended		For Six Months Ended
(dollars in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Balance, beginning of period	$29,641	$39,795	$29,314	$39,360
Provision for losses charged to continuing operations	(1,057)	7,778	(947)	10,845
Net charge-offs:
Charge-offs	(6,102)	(10,285)	(9,113)	(14,300)
Recoveries	2,603	1,263	5,831	2,646
Net recoveries (charge-offs)	(3,499)	(9,022)	(3,282)	(11,654)
Balance, end of period	$25,085	$38,551	$25,085	$38,551
Annualized net charge-offs (recoveries) during the period to average loans	1.26%	2.83%	0.59%	1.87%
Annualized net charge-offs (recoveries) during the period to ALL	55.79%	94.13%	26.17%	60.79%
Allowance for loan losses to loans held for investment (1)	2.11%	3.01%	2.11%	3.01%
(1) Excludes discontinued operations.

The following table presents ALL activity by portfolio segment for the three months ended June 30, 2013:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total

ALL:
Beginning balance at April 1, 2013	$3,373	$5,594	$8,803	$9,291	$2,580	$29,641
Charge-offs	(875)	(584)	(2,537)	(1,371)	(735)	(6,102)
Recoveries	633	271	492	1,075	132	2,603
Provision	(939)	371	642	(1,608)	477	(1,057)
Ending balance at June 30, 2013	$2,192	$5,652	$7,400	$7,387	$2,454	$25,085

The following table presents ALL activity by portfolio segment for the three months ended June 30, 2012:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:

Beginning balance at April 1, 2012	$6,005	$10,912	$12,103	$8,799	$1,976	$39,795
Charge-offs	(937)	(4,521)	(2,454)	(954)	(1,419)	(10,285)
Recoveries	235	244	244	262	278	1,263
Provision	1,848	4,685	(1,109)	1,111	1,243	7,778
Ending balance at June 30, 2012	$7,151	$11,320	$8,784	$9,218	$2,078	$38,551

The following table presents ALL activity by portfolio segment for the six months ended June 30, 2013:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total

ALL:
Beginning balance at January 1, 2013	$3,238	$4,987	$8,701	$9,627	$2,761	$29,314
Charge-offs	(1,194)	(928)	(3,169)	(2,262)	(1,560)	(9,113)
Recoveries	911	1,067	677	2,007	1,169	5,831
Provision	(763)	526	1,191	(1,985)	84	(947)
Ending balance at June 30, 2013	$2,192	$5,652	$7,400	$7,387	$2,454	$25,085

The following table presents ALL activity by portfolio segment for the six months ended June 30, 2012:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Beginning balance at January 1, 2012	$5,776	$11,995	$8,885	$11,063	$1,641	$39,360
Charge-offs	(1,631)	(6,296)	(3,159)	(992)	(2,222)	(14,300)
Recoveries	489	845	377	336	599	2,646
Provision	2,517	4,776	2,681	(1,189)	2,060	10,845
Ending balance at June 30, 2012	$7,151	$11,320	$8,784	$9,218	$2,078	$38,551
The following table details the recorded investment in loans related to each segment in the allowance for loan losses by portfolio segment and disaggregated on the basis of impairment evaluation methodology at June 30, 2013:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Individually evaluated for impairment	$15	$20	$209	$369	$150	$763
Collectively evaluated for impairment	2,151	4,873	6,687	4,433	2,112	20,256
PI loans evaluated for credit impairment	26	759	504	2,585	192	4,066
PI loans with no credit deterioration	—	—	—	—	—	—
Total ALL	$2,192	$5,652	$7,400	$7,387	$2,454	$25,085
Loans held for investment
Individually evaluated for impairment	$1,473	$9,247	$13,833	$32,789	$150	$57,492
Collectively evaluated for impairment	55,906	45,126	564,098	235,005	42,627	942,762
PI loans with subsequent credit deterioration	9,429	8,202	29,875	112,641	1,131	161,278
PI loans with no credit deterioration	2,535	2,061	2,938	20,337	10	27,881
Total loans	$69,343	$64,636	$610,744	$400,772	$43,918	$1,189,413
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

Troubled Debt Restructuring
The following tables presents a breakdown of troubled debt restructurings that were restructured during the three months and six months ended June 30, 2013 and June 30, 2012, segregated by portfolio segment:

	Three Months Ended June 30, 2013			For Three Months Ended June 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(dollars in thousands)	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
Commercial and agricultural	—	$—	$—	—	$—	$—
Real estate - construction	1	114	114	4	369	329
Real estate - mortgage:
1-4 family residential	4	915	894	—	—	—
Commercial	1	460	421	3	617	614
Consumer	—	—	—	—	—	—
Total	6	$1,489	$1,429	7	$986	$943

	For Six Months Ended June 30, 2013			For Six Months Ended June 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(dollars in thousands)	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
Commercial and agricultural	—	$—	$—	—	$—	$—
Real estate - construction	1	114	114	9	2,526	1,603
Real estate - mortgage:
1-4 family residential	8	2,692	2,667	2	58	58
Commercial	2	1,611	1,228	8	1,356	1,353
Consumer	—	—	—	—	—	—
Total	11	$4,417	$4,009	19	$3,940	$3,014

During the three months ended June 30, 2013, we modified six loans that were considered to be troubled debt restructurings. We extended the terms for two of these loans, modified the interest rate for one of these loans, and modified the remaining three loans in both ways. During the three months ended June 30, 2012, we modified seven loans that were considered to be troubled debt restructurings. We extended the terms for five of these loans, the interest rate was lowered for one of these loans, and the remaining loan was modified for multiple reasons.
During the six months ended June 30, 2013, we modified eleven loans that were considered to be troubled debt restructurings. We extended the terms for two of these loans, modified the interest rate for one of these loans, and modified the remaining eight loans in both ways. During the six months ended June 30, 2012, we modified 19 loans that were considered to be troubled debt restructurings. We extended the terms for 14 of these loans, the interest rate was lowered for two of these loans, and the remaining three loans were modified for multiple reasons.
There were no loans restructured in the twelve months prior to June 30, 2013 that went into default during the three months or six months ended June 30, 2013. There were also no loans restructured in the twelve months prior to June 30, 2012 that went into default during the three months or six months ended June 30, 2012.
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
The reserve for unfunded commitments was $0.5 million as of June 30, 2013 and $0.6 million at December 31, 2012.

6. Other Real Estate Owned and Personal Property Acquired in Settlement of Loans
OREO consists of real estate acquired through foreclosure or deed in lieu thereof. The property is classified as held for sale. The property is initially carried at fair value based on recent appraisals, less estimated costs to sell. Declines in the fair value of properties included in other real estate below carrying value are recognized by a charge to income.
Total OREO and personal property acquired in settlement of loans decreased $27.4 million during the first six months of 2013 from $63.1 million at December 31, 2012, to $35.8 million at June 30, 2013. This represents 31% of total nonperforming assets. At December 31, 2012, OREO and personal property acquired in settlement of loans represented 44% of total nonperforming assets.
The following table summarizes OREO and personal property acquired in settlement of loans at the periods indicated:

(dollars in thousands)	June 30, 2013	December 31, 2012
Real estate acquired in settlement of loans	$35,662	$62,796
Personal property acquired in settlement of loans	100	335
Total property acquired in settlement of loans	$35,762	$63,131
The following tables summarize the changes in real estate acquired in settlement of loans at the periods indicated:

	For Three Months Ended
(dollars in thousands)	June 30, 2013	June 30, 2012
Real estate acquired in settlement of loans, beginning of period	$46,307	$104,193
Plus: New real estate acquired in settlement of loans	2,824	6,085
Less: Sales of real estate acquired in settlement of loans	(10,422)	(13,502)
Less: Write-downs and net loss on sales charged to expense	(3,047)	(10,593)
Real estate acquired in settlement of loans, end of period	$35,662	$86,183

	For Six Months Ended
(dollars in thousands)	June 30, 2013	June 30, 2012
Real estate acquired in settlement of loans, beginning of period	$62,796	$110,009
Plus: New real estate acquired in settlement of loans	6,793	15,020
Less: Sales of real estate acquired in settlement of loans	(30,661)	(24,376)
Less: Write-downs and net loss on sales charged to expense	(3,266)	(14,470)
Real estate acquired in settlement of loans, end of period	$35,662	$86,183

At June 30, 2013, 17 assets with a net carrying amount of $4.5 million were under contract for sale. Estimated losses on these sales have been recognized in the Consolidated Statements of Operations in the first six months of 2013.

7. Earnings Per Share
Basic net loss per share, or basic earnings/(loss) per share (“EPS”), is computed by dividing net loss to common shareholders by the weighted average number of common shares outstanding for the period. We retired our preferred stock in 2011.
Diluted EPS reflects the potential dilution that could occur if COB's potential common stock, which consists of dilutive stock options and a common stock warrant, were issued. As required for entities with complex capital structures, a dual presentation of basic and diluted EPS is included on the face of the income statement, and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is provided in this note.

(dollars in thousands, except per share data)	For Three Months Ended		For Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Loss from continuing operations, net of tax	$(3,183)	$(18,138)	$(7,779)	$(28,970)
Loss from discontinued operations, net of tax	—	—	—	(27)
Net loss to common shareholders	$(3,183)	$(18,138)	$(7,779)	$(28,997)
Weighted average number of common shares outstanding - basic and diluted	21,729,329	21,190,848	21,713,808	21,146,758
Net loss per common share from continuing operations - basic and diluted	$(0.15)	$(0.86)	$(0.36)	$(1.37)
Net loss per common share from discontinued operations - basic and diluted	—	—	—	—
Net loss per common share - basic and diluted	$(0.15)	$(0.86)	$(0.36)	$(1.37)

As a result of the net loss for the three and six months ended June 30, 2013 and 2012, all stock options and the common stock warrant were considered antidilutive and thus are not included in this calculation. For the three months and six months ended June 30, 2013, there were 66,627 and 44,771 antidilutive shares, respectively. For the three and six months ended June 30, 2012, there were 23,027 antidilutive shares. Of the antidilutive shares, the number of shares relating to stock options were 44,555 for the three months ended June 30, 2013, 22,699 for the six months ended June 30, 2013, and 955 for both the three months and six months ended June 30, 2012, while the number relating to the warrant was 22,072 for all periods presented.

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
Mortgage banking derivatives used in the ordinary course of business consist of mandatory forward sales contracts or forward contracts and rate lock loan commitments. The fair value of our derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants.
During 2012, we began originating residential mortgage loans for sale in the secondary market. We have established guidelines in originating, selling loans to Fannie Mae, and retaining or selling the loan servicing rights. The commitments to borrowers to originate residential mortgage loans and the forward sales commitments to investors are freestanding derivative instruments. As such, they do not qualify for hedge accounting treatment, and the fair value adjustments for these instruments is recorded through the income statement in mortgage loan income. The fair market value of mortgage banking derivatives at June 30, 2013 was recorded in the consolidated balance sheet in Other Assets.

	Gain (Loss) Recognized
(dollars in thousands)	For Three Months Ended		For Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Derivatives not designated as hedging instruments:
Mortgage loan rate lock commitments	$(19)	$—	$(11)	$—
Mortgage loan forward sales and MBS	(15)	178	(93)	178
Total	$(34)	$178	$(104)	$178

9. Fair Values of Assets and Liabilities
We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, derivative assets and liabilities, certain FHLB advances hedged by interest rate swaps designated as fair value hedges, performing mortgage loans held for sale, and mortgage servicing rights are recorded at fair value on a recurring basis. Additionally, from time-to-time, we may be required to record at fair value other assets and liabilities on a nonrecurring basis, such as non-performing loans held for sale, loans held for investment, impaired loans and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets or liabilities.
Fair Value Hierarchy
We group assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
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
Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value less estimated costs to sell. Once sold, the loans are beyond the reach of COB in all respects and the purchasing investor has all rights of ownership, including the ability to pledge or exchange the loans. Most of the loans sold are without recourse. Gains or losses on loan sales are recognized at the time of sale, are determined by the difference between net sales proceeds and the carrying value of the loan sold, and are included in Consolidated Statements of Operations. Since loans held for sale are carried at the lower of cost or fair value, the fair value of loans held for sale is based on contractual agreements with independent third-party buyers. As such, we classify loans held for sale subjected to nonrecurring fair value adjustments as Level 2.
Loans Held for Investment
We do not record loans held for investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as impaired, management determines the fair value of the loan to quantify impairment, should such exist. The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans. At June 30, 2013 and December 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. We record impaired loans as nonrecurring Level 3.
Other Real Estate Owned
OREO is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value less estimated costs to sell. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. Given the lack of observable market prices for identical properties, we record OREO as nonrecurring Level 3.
Interest Rate Locks and Forward Loan Sale Commitments
We enter into interest rate lock commitments and commitments to sell mortgages.  The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing between the commitment date and the balance sheet date. We record interest rate lock commitments as recurring level 3, and based on their immaterial value, has excluded them from the fair value table.
Mortgage Servicing Rights
The fair value of mortgage serving rights (MSR) is dependent upon a number of assumptions including the fee per loan, the cost to service, the expected loan prepayment rate, and the discount rate.  In determining the fair value of the existing MSR management reviews the key assumptions, analyzes pricing in the market for comparable MSR, and uses a third party provider to independently calculate the fair value of its MSR. We record mortgage servicing rights as recurring Level 3.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Assets and liabilities carried at fair value on a recurring basis at June 30, 2013 for continuing operations are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities:
U.S. government sponsored agencies	$2,084	$—	$2,084	$—
Residential mortgage-backed securities-GSE	368,983	—	368,983	—
Residential mortgage-backed securities-Private	22,824	—	22,824	—
Commercial mortgage-backed securities-GSE	21,498		21,498
Commercial mortgage-backed securities-Private	9,575	—	9,575	—
Corporate notes	28,446	—	28,446	—
Total available-for-sale debt securities	453,410	—	453,410	—
Mortgage servicing rights	1,337	—	—	1,337
Total assets at fair value from continuing operations	$454,747	$—	$453,410	$1,337

Assets and liabilities carried at fair value on a recurring basis at December 31, 2012 for continuing operations are summarized in the following table:

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
The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods indicated:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Servicing Rights
(dollars in thousands)	Three Months Ended June 30,
	2013	2012
Beginning balance at April 1,	$1,028	$—
Total gains or losses (realized/unrealized):
Included in earnings, gross	376	25
Less amortization	(67)	—
Ending balance at June 30,	$1,337	$25

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Servicing Rights
(dollars in thousands)	Six Months Ended June 30,
	2013	2012
Beginning balance at January 1,	$726	$—
Total gains or losses (realized/unrealized):
Included in earnings, gross	724	25
Less amortization	(113)	—
Ending balance at June 30,	$1,337	$25

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. This is due to further deterioration in the value of the assets.

Assets measured at fair value on a nonrecurring basis are included in the following table at June 30, 2013 for continuing operations:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$5,171	$—	$—	$5,171
Other real estate owned	30,487	—	—	30,487
Total assets at fair value from continuing operations	$35,658	$—	$—	$35,658
Assets measured at fair value on a nonrecurring basis are included in the following table at December 31, 2012 for continuing operations:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$13,575	$—	$—	$13,575
Other real estate owned	48,480	—	—	48,480
Total assets at fair value from continuing operations	$62,055	$—	$—	$62,055
There are no assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2013 or December 31, 2012 for discontinued operations.
Quantitative Information about Level 3 Fair Value Measurements

(dollars in thousands)	Fair Value at June 30, 2013	Valuation Techniques	Unobservable Input	Range
Nonrecurring measurements:
Impaired loans, net	$5,171	Discounted appraisals	Collateral discounts	6.00% - 40.00%
Other real estate owned	30,487	Discounted appraisals	Collateral discounts	6.00% - 40.00%
Mortgage servicing rights	1,337	Discounted cash flows	Prepayment rate	10.00% - 30.00%
Mortgage servicing rights			Discount rate	6.00% - 12.00%

(dollars in thousands)	Fair Value at December 31, 2012	Valuation Techniques	Unobservable Input	Range
Nonrecurring measurements:
Impaired loans, net	$13,575	Discounted appraisals	Collateral discounts	6.00%-40.00%
Other real estate owned	48,480	Discounted appraisals	Collateral discounts	6.00%-40.00%
Mortgage servicing rights	726	Discounted cash flows	Prepayment rate	10.00% - 30.00%
Mortgage servicing rights			Discount rate	6.00% - 12.00%
Level 3 Valuation Methodologies. Following is a description of the unobservable inputs used for Level 3 fair value measurements.
Disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value is required. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument.
Because no market exists for a portion of our financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value for each class of COB's financial instruments.

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
Loans held for sale. Substantially all residential mortgage loans held for sale are pre-sold and their carrying value approximates fair value. We classified the fair value of loans held for sale as Level 2.
Loans held for investment. The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of variable rate loans with frequent repricing and negligible credit risk approximates book value. The fair value of loans is further discounted by credit and liquidity factors. We classified the fair value of loans as Level 3.
Accrued interest receivable and payable. The carrying amounts of accrued interest payable and receivable approximate fair value and are classified as Level 2 if the related asset or liability is classified as Level 2, or Level 3 if the related asset or liability is classified as Level 3.
Deposits. The fair value of noninterest-bearing and interest-bearing demand deposits and savings are the amounts payable on demand because these products have no stated maturity. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities and are classified as Level 2.
Borrowed funds. The carrying value of retail repurchase agreements and federal funds purchased is considered to be a reasonable estimate of fair value. The fair value of FHLB advances and other borrowed funds is estimated using the rates currently offered for advances of similar remaining maturities and is classified as Level 2.
Junior subordinated debentures. Included in junior subordinated debentures are variable rate trust preferred securities issued by COB. Fair values for the trust preferred securities were estimated by developing cash flow estimates for each of these debt instruments based on scheduled principal and interest payments and current interest rates. Once the cash flows were determined, a rate for comparable subordinated debt was used to discount the cash flows to the present value. The estimated fair value for our junior subordinated debentures have declined due to wider credit spreads (i.e., spread to LIBOR) on similar trust preferred issues. This is due, in part, to proposed bank regulatory changes in bank capital structure. We classified the fair value of junior subordinated debentures as Level 3.
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

The estimated fair values of financial instruments for continuing operations are as follows at the periods indicated:

	At June 30, 2013
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets of Continuing Operations:
Cash and cash equivalents	$88,470	$88,470	$88,470	$—	$—
Investment securities: Available-for-sale	453,410	453,410	—	453,410	—
Investment securities: Held-to-maturity	154,797	148,745	—	148,745	—
Loans held for sale	4,076	4,076	—	4,076	—
Loans, net	1,164,328	1,134,103	—	—	1,134,103
Accrued interest receivable	5,846	5,846	—	1,945	3,901
Financial Liabilities of Continuing Operations:
Deposits	1,811,485	1,812,134	—	1,812,134	—
Retail repurchase agreements	9,109	9,109	—	9,109	—
Federal Home Loan Bank advances	58,306	62,115	—	62,115	—
Junior subordinated debentures	56,702	21,652	—	—	21,652
Accrued interest payable	2,207	2,207	—	505	1,702

	At December 31, 2012
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets of Continuing Operations:
Cash and cash equivalents	$239,610	$239,610	$239,610	$—	$—
Investment securities: Available-for-sale	564,850	564,850	—	564,850	—
Loans held for sale	6,974	6,974	—	6,974	—
Loans, net	1,147,721	1,140,088	—	—	1,140,088
Accrued interest receivable	6,102	6,102	—	1,812	4,290
Financial Liabilities of Continuing Operations:
Deposits	1,906,988	1,910,927	—	1,910,927	—
Retail repurchase agreements	8,675	8,675	—	8,675	—
Federal Home Loan Bank advances	58,328	62,950	—	62,950	—
Junior subordinated debentures	56,702	18,760	—	—	18,760
Accrued interest payable	2,111	2,111	—	937	1,174
There were no transfers between valuation levels for any assets during the three and six months ended June 30, 2013. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period when the assets are valued.

10. Accumulated Other Comprehensive Income

The following table presents the changes in our accumulated other comprehensive income (loss), net of tax, by component for the period indicated:

(Dollars in thousands)	Unrealized Gains (Losses) on Available For Sale Securities	Defined Benefit Plan Items	Total

Beginning balance January 1, 2013	$3,650	$(3,973)	$(323)
Other comprehensive income before reclassifications	(12,976)	—	(12,976)
Amounts reclassified from accumulated other comprehensive income	(1,647)	(308)	(1,955)
Net current period other comprehensive income	(14,623)	(308)	(14,931)
Ending balance June 30, 2013	$(10,973)	$(4,281)	$(15,254)

The following table presents the reclassifications out of our accumulated other comprehensive income (loss) for the three and six months ended June 30, 2013:

(Dollars in thousands)	Amount Reclassified from AOCI
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Line Item in the Statement Where Net Income is Presented
Available for sale securities:
	$(346)	$(2,723)	Net realized gains on sale of securities
	137	1,076	Income tax benefit (expense)
	(209)	(1,647)	Total, net of tax
Defined benefit plan items:
Net actuarial gains	(255)	(509)	Personnel expense
	101	201	Income tax benefit (expense)
	(154)	(308)	Total, net of tax
Total reclassifications for the period	$(363)	$(1,955)	Total, net of tax

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following presents management's discussion and analysis of the financial condition and results of operations of COB. Certain reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this quarterly Report on Form 10-Q. Results of operations for the periods included in this review are not necessarily indicative of results to be obtained during any future period.
Important Note Regarding Forward-Looking Statements
This quarterly Report on Form 10-Q contains statements that we believe are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. These statements generally relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking terminology, such as “believes,” “expects,” or “are expected to,” “plans,” “projects,” “goals,” “estimates,” “may,” “should,” “could,” “would,” “intends to,” “outlook” or “anticipates,” or variations of these and similar words, or by discussions of strategies that involve risks and uncertainties. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to, those described in this quarterly Report on Form 10-Q. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information actually known to us at the time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Forward-looking statements contained in this quarterly Report on Form 10-Q are based on current expectations, estimates and projections about our business, management's beliefs and assumptions made by management. These statements are not guarantees of our future performance and involve certain risks, uncertainties and assumptions (called Future Factors), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. Future factors include, without limitation:

•	financial resources in the amount, at the times and on the terms required to support our future business;

•	changes in interest rates, spreads on earning assets and interest-bearing liabilities, the shape of the yield curve and interest rate sensitivity;

•	a prolonged period of low interest rates;

•	continued and increased credit losses and material changes in the quality of our loan portfolio;

•	continued decline in the value of our OREO;

•	increased competitive pressures in the banking industry or in our markets;

•	less favorable general economic conditions, either nationally or regionally, resulting in, among other things, a reduced demand for credit or other services;

•	a slowdown in the housing markets, or an increase in interest rates, either of which may reduce demand for mortgages;

•	changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•
the outcome of legislation and regulation affecting the financial services industry, including COB, including the effects resulting from the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III capital rules;

•	changes in accounting principles and standards;

•	adverse changes in financial performance or condition of our borrowers, which could affect repayment of such borrowers' outstanding loans;

•	repurchase risk in connection with our mortgage line of business;

•	reducing costs and expenses;

•	increasing price and product/service competition by competitors;

•	rapid technological development and changes;

•	the effect of any mergers, acquisitions or other transactions to which we or our subsidiaries may from time to time be a party;

•	the inaccuracy of assumptions underlying the establishment of our ALL;

•	loss of one or more members of executive management;

•	disruptions in or manipulations of our operating systems or the systems of our vendors due to, among other things, cybersecurity risks or otherwise; and

•	our success at managing the risks involved in the foregoing.

All forward-looking statements speak only as of the date on which such statements are made, and COB undertakes no obligation to update any statement, to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Financial highlights are presented in the accompanying table.
Selected Financial Data

(dollars in thousands, except per share data)	As of and for Three Months Ended		As of and for Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Income Statement Data
Net interest income	$15,414	$16,049	$30,587	$31,229
Provision for (recovery of) loan losses	(1,057)	7,778	(947)	10,845
Noninterest income	5,247	6,532	11,780	10,358
Noninterest expense	24,665	32,915	49,004	59,763
Loss from continuing operations, before income taxes	(2,947)	(18,112)	(5,690)	(29,021)
Loss from continuing operations, net of tax	(3,183)	(18,138)	(7,779)	(28,970)
Loss from discontinued operations, net of tax	—	—	—	(27)
Net loss	(3,183)	(18,138)	(7,779)	(28,997)
Net loss to common shareholders	(3,183)	(18,138)	(7,779)	(28,997)
Period End Balances
Assets	$2,036,313	$2,301,761	$2,036,313	$2,301,761
Loans held for sale (1)	4,076	1,324	4,076	1,324
Loans held for investment (2)	1,189,413	1,281,823	1,189,413	1,281,823
Allowance for loan losses (1)	25,085	38,551	25,085	38,551
Goodwill	4,205	4,205	4,205	4,205
Deposits	1,811,485	2,041,770	1,811,485	2,041,770
Borrowings	124,117	126,507	124,117	126,507
Shareholders' equity	76,046	108,002	76,046	108,002
Average Balances
Assets	$2,061,891	$2,328,045	$2,084,737	$2,359,605
Loans held for sale (1)	4,861	3,349	4,739	4,562
Loans held for investment (2)	1,109,980	1,283,673	1,126,265	1,251,181
Allowance for loan losses (1)	29,323	38,729	29,545	39,262
Goodwill	4,205	4,205	4,205	4,055
Deposits	1,826,297	2,058,844	1,845,523	2,087,464
Borrowings	123,156	123,605	123,526	123,513
Shareholders' equity	88,047	119,619	92,283	123,173
Per Common Share Data
Net loss per common share from continuing operations - basic and diluted	$(0.15)	$(0.86)	$(0.36)	$(1.37)
Net loss per common share from discontinued operations - basic and diluted	—	—	—	—
Net loss per common share - basic and diluted	(0.15)	(0.86)	(0.36)	(1.37)
Book value (3)	3.50	5.00	3.50	5.00
Tangible book value (3)	2.96	4.46	2.96	4.46
Performance Ratios
Return on average assets	(0.62)%	(3.13)%	(0.75)%	(2.47)%
Return on average tangible assets (3)	(0.62)	(3.15)	(0.76)	(2.48)
Return on average equity	(14.50)	(60.99)	(17.00)	(47.34)

Return on average tangible equity (3)	(16.67)	(67.73)	(19.42)	(52.42)
Net interest margin (tax equivalent)	3.27	3.06	3.23	2.94
Core noninterest expense as a percentage of average assets (3)	3.54	3.38	3.59	3.22
Asset Quality Ratios
Allowance for loan losses to period end loans held for investment (1)	2.11%	3.01%	2.11%	3.01%
Nonperforming loans to period end allowance for loan losses (1)	235.21	247.82	235.21	247.82
Net annualized charge-offs (recoveries) to average loans held for investment	1.26	2.83	0.59	1.87
Nonperforming loans to loans held for investment (4)	4.96	7.45	4.96	7.45
Nonperforming assets to total assets (4)	4.65	7.90	4.65	7.90
Capital and Liquidity Ratios
Average equity to average assets	4.27%	5.14%	4.43%	5.22%
Leverage capital	5.37	5.83	5.37	5.83
Tier 1 risk-based capital	8.71	9.62	8.71	9.62
Total risk-based capital	12.02	12.19	12.02	12.19
Average loans held for investment to average deposits	60.78	62.35	61.03	59.94
Average loans held for investment to average deposits and borrowings	56.94	58.82	57.20	56.59

(1) Excludes discontinued operations.
(2) Loans held for investment, net of unearned income, before allowance for loan losses.
(3) Refer to the "Non-GAAP Measures" section in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(4) Nonperforming loans and nonperforming assets include loans past due 90 days or more that are still accruing interest.

Overview
CommunityOne Bancorp, or "COB" or the "Company"(which also refers to us and our subsidiaries on a consolidated basis), is a bank holding company incorporated in 1984 under the laws of the State of North Carolina. Through our ownership of CommunityOne Bank, N.A., or the "Bank", a national banking association headquartered in Asheboro, North Carolina, we offer a complete line of consumer, wealth management, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers through operations located throughout central, southern and western North Carolina, including the counties of Alamance, Alexander, Ashe, Burke, Caldwell, Catawba, Chatham, Gaston, Guilford, Iredell, Mecklenburg, Montgomery, Moore, Orange, Randolph, Richmond, Rowan, Scotland, Watauga and Wilkes. The Bank also holds the stock of Dover Mortgage Company (“Dover”) and First National Investor Services, Inc. Dover previously engaged in the business of originating, underwriting and closing mortgage loans for sale in the secondary market. Dover ceased operations in the first quarter of 2011 and filed for Chapter 11 bankruptcy on February 15, 2012. First National Investor Services, Inc. holds deeds of trust for the Bank.
COB also owns Granite Mortgage, Inc., which ceased mortgage operations in 2009 and filed for Chapter 11 bankruptcy on February 15, 2012, and FNB United Statutory Trust I, FNB United Statutory Trust II, and Catawba Valley Capital Trust II, which were formed to facilitate the issuance of trust preferred securities.
On October 21, 2011, as part of the recapitalization of COB, COB acquired Bank of Granite Corporation and its subsidiary bank, Bank of Granite, through the merger of a wholly owned subsidiary of ours into Granite Corp. (the “Merger”). Bank of Granite was merged into the Bank on June 8, 2013. Our shareholders approved an amendment in our articles of incorporation to change our name from FNB United Corp to CommunityOne Bancorp on June 20, 2013. This change, along with a change in our stock symbol from FNBN to COB, was implemented on July 1, 2013.
We earn revenue primarily from interest on loans and securities investments, mortgage banking income and fees charged for financial services provided to our customers. Offsetting these revenues are the cost of deposits and other funding sources, provision for loan losses and write-downs in the value of, gains and losses on disposition of and holding costs associated with our OREO, and other operating costs such as: salaries and employee benefits, occupancy, data processing expenses, merger related expenses and tax expense.
Progress on 2013 goals
During the second quarter we made significant progress towards successfully completing our four 2013 goals to (1) complete the merger of Bank of Granite into the Bank during the second quarter of 2013, (2) continue to reduce problem asset levels and improve asset quality, (3) return the Company to profitability in the second half of 2013, and (4) continue efforts to restore COB and the Bank to a satisfactory condition.
On June 8, 2013, we successfully completed the merger of Bank of Granite into the Bank. As part of this bank merger, we consolidated six overlapping branches and our ATM network, completed our consolidation of operational functions, and completed the merger-related expense generating activities. The bank merger allows us to better serve customers throughout our footprint by offering one product set under one brand and reduces the Bank's ongoing operating costs. In conjunction with the bank merger, during the first half of 2013, we recorded $3.5 million of merger-related expenses. On June 28, 2013, we closed two additional branches to further reduce operating costs, and during the first half of 2013 we incurred $602,000 in branch closure and restructuring costs.
During the second quarter, we continued to make progress in reducing the level of non-performing assets. As a result, asset quality improved again during the second quarter, with non-performing loans declining 16%, or $11.5 million, to 4.96% of loans. OREO declined 23%, or $10.8 million during the second quarter. In total, for the second quarter, non-performing assets were reduced by $22.3 million, or 19%. We accelerated OREO appraisals for all OREO into the second quarter, and recorded $3.0 million of OREO write-downs (net of gains and losses on sales). We do not expect significant additional OREO write-downs net of recoveries during the remainder of the year. Our year to date annualized loan charge-off rate was 0.59%, and we recorded $3.5 million in net loan charge-offs and $1.1 million recovery of loan loss provision during the second quarter.
With respect to our third goal, we expect to return to profitability in the third quarter of this year. Our after-tax net loss during the second quarter of $3.2 million was the lowest quarterly loss for the Company since the second quarter of 2009. Net of non-core items, our core earnings (see "Non-GAAP Measures" for further discussion) were $2.1 million in the second quarter. Net interest margin increased to 3.27% in the second quarter from 3.20% in the first quarter of 2013, as we deployed excess cash positions into the loan and securities portfolios, increasing the earning asset yield during the quarter by 5 basis points to 3.85%. The yield on the securities portfolio rose to 2.44%, from 2.20% in the first quarter of 2013, based on portfolio additions and yield increases in mortgage backed securities as a result of declines in expected prepayment speeds. The cost of interest-bearing deposits fell 3 basis points during the quarter to 0.54%, from 0.57% the previous quarter, as a result of deposit mix and relationship focus strategies.

We also continued our progress to restore our Company to a satisfactory condition. In this connection, on June 10, 2013, the Office of the Comptroller of the Currency (“OCC”) terminated the Consent Order that the Bank entered into with the OCC on July 22, 2010. While the Bank has continuing obligations to, among other things, adhere to its 2013 Business Plan including maintaining the capital ratios contained in the Plan, we believe that we are currently in compliance with that Plan. As a result of the lifting of the Consent Order, the Bank is now designated as “well capitalized” under applicable provisions of the Federal Deposit Insurance Act. The bank merger also has increased the Bank's capital and earnings capacity and reduced operational risk through the consolidation of the operations functions and processes. As a result of the bank merger, the leverage capital ratio at CommunityOne Bank improved from 6.15% at the end of the first quarter to 6.95% this quarter.
Results of Operations
Net Interest Income
Our principal source of revenue is net interest income. Net interest income is the difference between interest income earned on interest-earning assets, primarily loans and investment securities, and interest expense paid on interest-bearing deposits and other interest-bearing liabilities. The net interest margin measures how effectively we manage the mix of interest-earning assets and interest-bearing liabilities and the difference between the interest income earned on interest-earning assets and the interest expense paid for funds to support those assets. Changes in the mix of interest-earning assets and interest-bearing liabilities, changes in the interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities, the rate of growth of the interest-earning assets and interest-bearing liabilities base, the ratio of interest-earning assets to interest-bearing liabilities, and the management of interest rate sensitivity factor into fluctuations within net interest income. An analysis is presented in the Average Balances and Net Interest Income Analysis - Second Quarter for the three month periods ended June 30, 2013 and 2012, and in the Average Balances and Net Interest Income Analysis - Six Months for the six month periods ended June 30, 2013 and 2012.
Net interest income on a taxable equivalent basis was $15.5 million for the three month period ended June 30, 2013, a decrease of $0.6 million from $16.1 million for the same period in 2012. The decrease in interest income as a result of a reduced earning asset base has been partially offset by a decrease in the amount of earning assets represented by low yielding cash invested at low interest rates, a decrease in interest-bearing liability levels, an increase in the amount of low cost core deposits and a reduction in the rates paid on those liabilities.
Net interest margin (taxable equivalent) improved 21 basis points from 3.06% in the second quarter of 2012 to 3.27% in the second quarter of 2013. The increase was attributable primarily to management's strategy to shift the mix of deposits to lower rate demand, savings and money market deposits. The yield on average earning assets decreased by 4 basis points during the second quarter of 2013 to 3.85% from 3.89% in the second quarter of 2012. The decrease in average yield was the result of declines in loan and investment securities portfolio yields. The cost of interest-bearing liabilities declined during the second quarter of 2013 by 26 basis points to 0.65% compared to 0.91% in the second quarter of 2012, primarily as a result of the deposit mix shift, declines in interest rates on all deposit products, and the impact of the accretion of fair value marks on deposits acquired from Granite. During the second quarter of 2013 we restructured $50 million of Federal Home Loan Bank advances from fixed rate to floating rate, which we expect to further reduce interest costs. The cost of interest-bearing deposits declined 29 basis points, or 35%, from 0.83% for the second quarter of 2012 to 0.54% for the second quarter of 2013 as the percentage of CD's in our deposit portfolio declined from 44.6% to 35.8% at June 30, 2012 and 2013, respectively.
The following table summarizes the average balance sheets and net interest income/margin analysis for the three months ended June 30, 2013 and 2012. The interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively.

Average Balances and Net Interest Income Analysis - Second Quarter

	Three Months Ended June 30,
	2013			2012
			Average			Average
(dollars in thousands)	Average	Income /	Yield /	Average	Income /	Yield /
	Balance (3)	Expense	Rate	Balance (3)	Expense	Rate
Interest-earning assets:
Loans (1)(2)	$1,114,841	$14,470	5.21%	$1,287,022	$17,283	5.40%
Taxable investment securities	577,463	3,518	2.44	457,414	2,887	2.54
Other earning assets	202,833	197	0.39	370,593	310	0.34
Total earning assets	1,895,137	18,185	3.85	2,115,029	20,480	3.89

Noninterest-earning assets:
Cash and due from banks	32,420			20,395
Goodwill and other intangible assets	11,465			11,908
Other assets, net	122,869			180,713
Total assets	$2,061,891			$2,328,045

Interest-bearing liabilities:
Interest-bearing demand deposits	$352,953	$275	0.31%	$350,235	$379	0.44%
Savings deposits	80,604	20	0.10	72,480	27	0.15
Money market deposits	447,887	248	0.22	439,132	486	0.45
Time deposits	670,533	1,547	0.93	941,206	2,809	1.20
Total interest-bearing deposits	1,551,977	2,090	0.54	1,803,053	3,701	0.83
Retail repurchase agreements	8,141	4	0.20	8,547	9	0.42
Federal Home Loan Bank advances	58,313	365	2.51	58,356	387	2.67
Other borrowed funds	56,702	264	1.87	56,702	286	2.03
Total interest-bearing liabilities	1,675,133	2,723	0.65	1,926,658	4,383	0.91

Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	274,320			255,791
Other liabilities	24,391			25,977
Shareholders' equity	88,047			119,619
Total liabilities and shareholders' equity	$2,061,891			$2,328,045

Net interest income and net yield on earning assets (4)		$15,462	3.27%		$16,097	3.06%

Interest rate spread (5)			3.20%			2.98%
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

Net interest income on a taxable equivalent basis was $30.7 million for the six month period ended June 30, 2013, a decrease of $0.6 million from $31.3 million for the same period in 2012. The decrease in interest income as a result of a reduced earning asset base has been partially offset by a decrease in the amount of earning assets represented by low yielding cash invested at low interest rates, a decrease in interest-bearing liability levels, an improvement in the level of low cost core deposits and a decrease in the rates paid on those liabilities.
Net interest margin (taxable equivalent) improved 29 basis points from 2.94% in the first six months of 2012 to 3.23% in the first six months of 2013. As described above, the increase was attributable primarily to management's strategy to shift the mix of deposits to lower rate demand, savings and money market deposits. The yield on average earning assets increased by 3 basis points during the first half of 2013 to 3.83% from 3.80% in the comparable portion of 2012. The increase in average yield was the result of deploying cash invested at low short term rates into higher-yielding and longer term securities, partially offset by a decline in loan and investment securities portfolio yields. The cost of interest-bearing liabilities declined during the first six months of 2013 by 28 basis points to 0.66% compared to 0.94% in the same period of 2012, primarily as a result of the deposit mix shift, declines in interest rates on all deposit products, and the impact of the accretion of fair value marks at Granite. The cost of interest-bearing deposits declined 32 basis points, or 37%, from 0.87% for the first half of 2012 to 0.55% for the comparable period of 2013.
The following table summarizes the average balance sheets and net interest income/margin analysis for the six months ended June 30, 2013 and 2012. The interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively.

Average Balances and Net Interest Income Analysis - Six Months

	Six Months Ended June 30,
	2013			2012
			Average			Average
(dollars in thousands)	Average	Income /	Yield /	Average	Income /	Yield /
	Balance (3)	Expense	Rate	Balance (3)	Expense	Rate
Interest-earning assets:
Loans (1)(2)	$1,131,004	$29,303	5.22%	$1,255,743	$34,289	5.49%
Taxable investment securities	571,378	6,592	2.33	447,637	5,571	2.50
Other earning assets	210,555	409	0.39	439,172	660	0.30
Total earning assets	1,912,937	36,304	3.83	2,142,552	40,520	3.80

Noninterest-earning assets:
Cash and due from banks	32,175			20,180
Goodwill and other intangible assets	11,504			11,934
Other assets, net	128,121			184,772
Assets of discontinued operations	—			167
Total assets	$2,084,737			$2,359,605

Interest-bearing liabilities:
Interest-bearing demand deposits	$354,759	$531	0.30%	$349,083	$764	0.44%
Savings deposits	78,723	39	0.10	71,239	53	0.15
Money market deposits	452,514	493	0.22	436,315	982	0.45
Time deposits	695,076	3,274	0.95	982,680	6,125	1.25
Total interest-bearing deposits	1,581,072	4,337	0.55	1,839,317	7,924	0.87
Retail repurchase agreements	8,506	9	0.21	8,450	17	0.40
Federal Home Loan Bank advances	58,318	747	2.58	58,361	666	2.29
Other borrowed funds	56,702	528	1.88	56,702	589	2.09
Total interest-bearing liabilities	1,704,598	5,621	0.66	1,962,830	9,196	0.94

Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	264,451			248,147
Other liabilities	23,405			24,286
Shareholders' equity	92,283			123,173
Liabilities of discontinued operations	—			1,169
Total liabilities and shareholders' equity	$2,084,737			$2,359,605

Net interest income and net yield on earning assets (4)		$30,683	3.23%		$31,324	2.94%

Interest rate spread (5)			3.17%			2.86%
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

Provision for Loan Losses
The provision for loan loss provides a level of allowance considered appropriate to absorb management's estimate of losses inherent in the loan portfolio. The amount of this charge is affected by several considerations, including management's evaluation of various risk factors in determining the adequacy of the allowance (see additional discussion under “Asset Quality”), actual loan loss experience and changes in the composition of the loan portfolio.

During the three month and six months periods ended June 30, 2013, the provision for (recovery of) loan losses, excluding discontinued operations, was $(1.1) million and $(947) thousand, respectively, compared to $7.8 million and $10.8 million, respectively, in the same periods of 2012, as a result of reductions in nonperforming loans, and an increase in forecasted cash flows for Granite PI loans that resulted in the reversal of previously recorded impairment on pools of loans within this portfolio.

We have also experienced lower net charge-offs, reduced levels of classified assets and lower levels of past dues compared to 2012, primarily as a result of reductions in the overall size of the loan portfolio and lower levels of nonperforming loans. During the three and six month periods ended June 30, 2013, net charge-offs totaled $3.5 million and $3.3 million, respectively, or 1.26% and 0.59% of annualized average loans, respectively. These charge-off levels are improved from net charge-offs of $9.0 million and $11.7 million, respectively, or 2.83% and 1.87% of annualized average loans, respectively, for the three and six month periods ended June 30, 2012.

Noninterest Income

Noninterest income includes mortgage banking income, fees and service charges on deposit accounts, fees from cardholder and merchant services, fees and commissions related to trust and investment services, gains and losses on the sales of securities, and all other types of noninterest revenue.

For the three months ended June 30, 2013, noninterest income was $5.2 million compared to $6.5 million for the same period in 2012, a decrease of $1.3 million, or 20%, primarily the result of $2.0 million of net gains on sales of investment securities in the second quarter of 2012, compared to $345 thousand of net gains in the same period in 2013. Core noninterest income, which excludes securities gains and losses, was $4.9 million, an increase of $0.4 million from the second quarter of 2012. See "Non-GAAP Measures" for further discussion. Mortgage loan income increased $0.6 million over the prior year's quarter as we began selling loans to Fannie Mae in June of 2012. Service charge income was $0.1 million lower as compared to the second quarter of 2012, primarily as a result of a one-time 60 day fee waiver given to customers at the Bank as part of the product conversion completed in February of 2013, and the impact of changes to NSF policies and overdraft protection products beginning in the second half of 2012.

For the six months ended June 30, 2013, noninterest income was $11.8 million compared to $10.4 million for the same period in 2012, an increase of $1.4 million, or 14%, primarily the result of a $0.8 million increase in net gains on sales of investment securities in the first six months of 2013, compared to the same period in 2012. Core noninterest income was $9.1 million, compared to $8.4 million in the first six months of 2012. Mortgage loan income increased $1.3 million as we had a full six months of loan sales to Fannie Mae in 2013. Service charge income was $0.6 million lower as compared to the second quarter of 2012 for the same reasons described in the paragraph above for the second quarter of 2013 and 2012.

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Noninterest Income
Service charges on deposit accounts	$1,681	$1,830	$3,057	$3,646
Mortgage loan income	921	287	1,665	323
Cardholder and merchant services income	1,174	1,176	2,243	2,317
Trust and investment services	394	256	635	458
Bank owned life insurance	276	314	538	620
Other service charges, commissions and fees	337	271	595	525
Securities gains, net	345	2,002	2,723	1,956
Other income	119	396	324	513
Total noninterest income	5,247	6,532	11,780	10,358
Less:
Securities gains, net	345	2,002	2,723	1,956
Core noninterest income (1)	$4,902	$4,530	$9,057	$8,402
(1) See "Non-GAAP Measures
Noninterest Expense
Noninterest expense includes salary and employee benefits, occupancy and equipment, and other expenses associated with our operations, in addition to credit related expenses related to OREO and loan collections, and one-time merger-related expenses incurred to acquire and integrate Granite.

Noninterest expenses were $24.7 million in the second quarter of 2013 compared to $32.9 million in the same period of 2012, a decrease of $8.3 million, or 25%. The decrease in noninterest expense was primarily attributable to a $9.1 million decrease in OREO expense, as a result of our substantial reduction in OREO assets from the prior year and stabilizing real estate prices during 2013. Loan collection expenses were $0.9 million higher primarily on increased legal expenses associated with the higher level of loan recoveries during 2013. Merger related expenses increased $2.8 million from 2012 to 2013, as a result of the completion of the bank merger in 2013, while FDIC insurance premiums declined by $0.6 million as a result of our improved risk profile and lower asset balances.

For the six months ended June 30, 2013, noninterest expenses declined $10.8 million, or 18%, from the same period of 2012, to $49.0 million. OREO expense declined $13.8 million from the first half of 2012, as a result of the decline in the OREO portfolio and stabilizing real estate prices during 2013 described above. Loan collection expenses rose $1.7 million, and merger-related expense rose $2.1 million, from the prior year comparable period, for the reasons described above, while personnel expenses rose $0.9 million from the first six month of 2012, as we have added credit staff to manage the problem asset portfolio, and added mortgage staff and incurred mortgage commission expenses in connection with rebuilding our mortgage activities.
As a result of the level of problem assets, actions taken to dispose of assets, actions taken to restructure the balance sheet, and the expenses to acquire and integrate Granite, there are a significant number of non-core items within our noninterest expense. Excluding the items that we identify as non-core, other real estate expenses, loan collection expenses, merger-related expense, branch closure and restructuring expenses, Granite Mortgage and litigation accrulas and rebranding expenses, the core noninterest expense ("Core NIE"), was $18.2 million in the second quarter of 2013. See "Non-GAAP Measures" for further discussion. This Core NIE was $1.4 million lower than Core NIE of $19.7 million in the same quarter in 2012. On a comparative basis, Core NIE as a percent of average assets was 3.54% in the second quarter of 2013, up slightly from 3.38% in the same quarter of 2012, but improved from 3.65% in the first quarter of this year. For the six months ended June 30, 2013, Core NIE was $37.5 million, or $0.5 million lower than Core NIE of $38.0 million in the same period of 2012. Despite the reduction in Core NIE year over year, Core NIE as a percent of average assets was 3.59% in the first half of 2013, 37 basis points higher than 3.22% in the same period of 2012, primarily as a result of the declining asset base. After the completion of the merger and the non-merger related closure of two branches in the second quarter of 2013, we expect that cost synergies related to branch, back office and vendor consolidation will result in a lower Core NIE and Core NIE to average assets ratio in future periods.
Full-time equivalent employees averaged 628 employees for the second quarter of 2013 versus 634 employees for the second quarter of 2012. At June 30, 2013, there were 607 full-time equivalent employees.

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Noninterest Expense
Personnel expense	$10,807	$10,581	$21,486	$20,607
Net occupancy expense	1,671	1,608	3,502	3,169
Furniture, equipment and data processing expense	2,094	2,141	4,462	4,213
Professional fees	760	1,250	2,253	2,792
Stationery, printing and supplies	187	153	373	294
Advertising and marketing	179	125	844	254
Other real estate owned expense	3,332	12,473	4,214	17,992
Credit/debit card expense	473	437	898	847
FDIC insurance	664	1,225	1,334	1,823
Loan collection expense	1,408	514	2,979	1,260
Merger-related expense	1,989	(840)	3,498	1,418
Core deposit intangible amortization	352	352	704	704
Other expense	749	2,896	2,457	4,390
Total noninterest expense	24,665	32,915	49,004	59,763
Less:
Other real estate owned expense	3,332	12,473	4,214	17,992
Merger-related expense	1,989	(840)	3,498	1,418
Loan collection expense	1,408	514	2,979	1,260
Rebranding expenses	58	—	610	—
Granite mortgage and litigation accrual	(370)	1,100	(370)	1,100
Branch closure and restructuring expense	15	—	602	—
Core noninterest expense (1)	$18,233	$19,668	$37,471	$37,993
(1) See "Non-GAAP Measures"

Provision for Income Taxes
Excluding discontinued operations, we had income tax expense totaling $0.2 million for the second quarter of 2013 and $26 thousand for the first three months of 2012. For the first six months of 2013, we recorded income tax expense of $2.1 million, compared to income tax benefit of $51 thousand during the first six months of 2012. Our provision for income taxes, as a percentage of loss before income taxes, excluding discontinued operations, was 8.0% and 0.1% for the three months ended June 30, 2013 and June 30, 2012, respectively, and was 36.7% and (0.2)% for the six months ended June 30, 2013 and June 30, 2012, respectively.
Income tax expense in the first six months of 2013 is primarily the result of the reduction of deferred tax liabilities during the period, offset by an increase in the deferred tax assets arising from losses in the investment securities portfolio for which no valuation allowance is required. Because we maintain a valuation allowance for net deferred tax assets equal to the gross deferred tax asset (less deferred tax assets for which no valuation allowance is required), net of any deferred tax liabilities, reductions in deferred tax liabilities during the first six months of 2013 resulted in an increase in the required valuation reserve and a corresponding increase in income tax expense.

Balance Sheet Review
Total assets at June 30, 2013 were $2,036.3 million, a decrease of $115.3 million, or 5.4%, compared to total assets of $2,151.6 million at December 31, 2012.
Cash and interest-bearing balances were $88.5 million at June 30, 2013, a decrease of $151.1 million, or 63%, compared to $239.6 million at December 31, 2012, primarily attributable to the use of cash to purchase investment securities, purchase of residential loan pools and to fund reductions in the deposit portfolio.

Total investment securities increased $43.4 million during the first six months of 2013, from $564.9 million at December 31, 2012 to $608.2 million at June 30, 2013, an increase of 8%. The portfolio is comprised of U.S. federal agency securities and federal agency MBSs (GSE), private residential MBSs, commercial MBSs (GSE), private commercial MBSs and corporate debt securities. During the first quarter of 2013 we began to purchase investment securities to be held to maturity. At June 30, 2013 there were $154.8 million of investment securities so designated.
Gross loans held for investment increased $12.4 million, or 1%, during the first six months of 2013, from $1,177.0 million at December 31, 2012 to $1,189.4 million at June 30, 2013. During the six month period, we purchased $119.0 million of residential mortgage pools, reduced criticized loans by $56.4 million, and received principal payments of $43.8 million on the residential mortgage pools purchased in 2012. The pass rated loan portfolio has grown $68.7 million, or 7%, in 2013.
Other real estate owned ("OREO") and other foreclosed property decreased $27.4 million during the first six months of 2013, from $63.1 million at December 31, 2012 to $35.8 million at June 30, 2013, as a result of $30.7 million of OREO sales and $3.3 million of write-downs and losses, partially offset by the addition of $6.8 million of OREO properties. At June 30, 2013, 17 assets with a net carrying amount of $4.5 million were under contract for sale. Estimated losses, if any, with these sales have been recognized in the Consolidated Statements of Operations in the first six months of 2013. Actual gains, if any, will be recorded at sale.
Total deposits were $1,811.5 million at June 30, 2013, a decline of $95.5 million, or 5% from $1,907.0 million at December 31, 2012. We continued to shift the mix of deposits from higher cost time deposits, including higher rate CD's and brokered CD's, towards lower rate demand, savings and money market deposits. At June 30, 2013, CD's comprised 35.8% of total deposits compared to 40.0% at December 31, 2012. Noninterest-bearing deposits increased $53.8 million, or 21%, from $251.2 million at December 31, 2012 to $305.0 million at June 30, 2013. This was primarily the result of certain accounts being mapped from interest bearing to noninterest bearing during the bank merger in June 2013. Total cost of interest-bearing deposits declined by 32 basis points from 0.87% in the first six months of 2012 to 0.55% in the first six months of 2013. The cost of all deposits, including noninterest-bearing deposits, fell to 0.47% for the first six months of 2013, a decline of 29 basis points from 0.76% for the first six months of 2012.
Shareholders' equity at June 30, 2013 was $76.0 million as compared to $98.4 million at December 31, 2012. The book value per share was $3.50 and average equity to average assets was 4.43% at June 30, 2013 as compared to a book value per share of $4.54 and average equity to average assets of 5.00% at December 31, 2012. The change in shareholders' equity reflects a net loss to common shareholders for the six months ended June 30, 2013 of $7.8 million as well as $14.9 million other comprehensive loss, net of tax, including unrealized loss on available-for-sale securities described below. We did not declare common dividends during the six months ended June 30, 2013, and will not be able to pay any dividends until such time as we return to profitability and either receive or are not required to receive regulatory approval for the payment of dividends. We do not expect to pay dividends to shareholders for the foreseeable future.
Investment Securities
We evaluate all securities on a quarterly basis, and more frequently as economic conditions warrant, to determine if an other-than-temporary impairment (“OTTI”) exists. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than book value, the financial conditions and near-term prospects of the issuer, and the ability and intent of COB to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, we may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in shareholders' equity) and not recognized in income until the security is ultimately sold. As of June 30, 2013, there were no securities considered by COB to have OTTI.
During the second quarter of 2013, changes in the overall level of interest rates resulted in unrealized losses of $16.9 million in our available-for-sale portfolio. As a result, an unrealized loss of $10.2 million in the second quarter of 2013, net of deferred taxes of $6.7 million, was recorded in Other Comprehensive Income. We do not expect to sell these securities and realize these losses.
Asset Quality
Management considers asset quality to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. This function reports directly to the Risk Management Committee of the Board of Directors, and is independent of loan origination.
During 2013 our asset quality has continued to improve. Since December 31, 2012, nonperforming loans have declined 26% and OREO has declined 43%. We recorded net loan charge-offs of $3.5 million in the second quarter of 2013, and OREO write-downs, net of gain on sale of OREO, were $3.0 million.
Acquired Loans

Loans acquired in the Merger ("Granite Purchased Loans") include purchased impaired loans ("PI loans") and purchased contractual ("PC loans") revolving consumer and commercial loans. At June 30, 2013 there were $218.3 million of Granite Purchased Loans, of which $29.2 million were PC loans, $27.9 million were PI loans with no subsequent credit deterioration and $161.3 million were PI loans with subsequent credit deterioration.
PI loans are segregated into pools and recorded at estimated fair value on the date of acquisition without the carryover of the related ALL. PI loans are accounted for under ASC 310-30 when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition we will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the date of acquisition may include statistics such as past due status, nonaccrual status and risk grade. PI loans generally meet our definition for nonaccrual status, however, even if the borrower is not currently making payments, we will classify loans as accruing if we can reasonably estimate the amount and timing of future cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference.
Periodically, we estimate the expected cash flows for each pool of the PI loans and evaluate whether the expected cash flows for each pool have changed from prior estimates. Decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or reclassification from nonaccretable difference to accretable yield with a positive impact on future interest income. Excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. During the second quarter of 2013 we recorded a recovery of loan loss provision of $1.1 million associated with an improved cash flow forecast for the Granite PI loans.
We have elected to treat the Granite portfolio under ASC 310-30, with the exception of performing revolving consumer and commercial loans, which are being accounted for under ASC 310-20.
At June 30, 2013, an ALL of $4.1 million was required for the PI loans, and those loans are presented on an accruing basis.
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
The level of nonperforming loans continued to decline, from $79.5 million or 6.75% of loans held for investment at December 31, 2012, to $59.0 million, or 4.96% of loans held for investment at June 30, 2013. OREO and repossessed assets were $35.8 million at June 30, 2013, compared to $63.1 million at December 31, 2012, a decline of $27.4 million. During the second quarter of 2013 we accelerated the periodic reappraisal of our OREO portfolio and received third party appraisals on our entire OREO portfolio. During the first six months of 2013, we recorded net write-downs (net of gains on sales) of OREO of $3.3 million as compared to $14.5 million during the first six months of 2012. We have experienced stabilizing real estate prices in 2013, as well as robust interest in our OREO portfolio assets. Total nonperforming assets declined 34% from $142.6 million at December 31, 2012 to $94.8 million at June 30, 2013, and represented 4.65% of total assets, an improvement from 6.63% at December 31, 2012.
Commercial real estate secured lending (including commercial, construction and land development) is a significant but decreasing portion of our commercial loan portfolio. These categories constitute $465.4 million, or approximately 39%, of our total loans held for investment portfolio at June 30, 2013, down from 43% at December 31, 2012. These categories are generally affected by changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature.
Allowance for Loan Losses
In determining the ALL and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to a review of individual loans, historical loan loss experience, the value and adequacy of collateral, as well as the economic conditions in our market area. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In addition, as an integral part of its examination process, the OCC periodically reviews the Bank's ALL and may require the Bank to recognize changes to the allowance based on its judgments about information available to it at the time of its examinations. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance.

Estimated credit losses should meet the criteria for accrual of a loss contingency, i.e., a provision to the ALL, set forth in GAAP. Our methodology for determining the ALL is based on the requirements of GAAP, the Interagency Policy Statement on the Allowance for Loan and Lease Losses and other regulatory and accounting pronouncements. The ALL is determined by the sum of three separate components:  (i) the impaired loan component, which addresses specific reserves for impaired loans; (ii) the general reserve component, which addresses reserves for pools of homogeneous loans; and (iii) an unallocated reserve component (if any) based on management's judgment and experience. The loan pools and impaired loans are mutually exclusive; any loan that is impaired should be excluded from its homogenous pool for purposes of that pool's reserve calculation, regardless of the level of impairment. However, we have established a de minimis threshold for loan exposures that, if found to be impaired, will have impairment determined by applying the same general reserve rate as nonimpaired loans within the same pool.
The allowance for loan losses of $29.3 million at December 31, 2012 decreased by 14% to $25.1 million at June 30, 2013. The ALL, as a percentage of loans held for investment, amounted to 2.11% at June 30, 2013 compared to 2.49% at December 31, 2012. Net charge-offs were $3.5 million in the first six months of 2013 compared to net charge-offs of $11.7 million in the first six months of 2012. Annualized charge-offs in the first six months of 2013 were 0.59% of average loans, compared to net charge-offs of 1.87% in the same period of 2012. A substantial portion of 2013 charge-offs were related to impaired loans, and consisted of loans considered wholly impaired and loans with partial impairment.
Actual past due loans and loan charge-offs have declined and management continues to diligently work to improve asset quality. Management believes the ALL of $25.1 million at June 30, 2013 is adequate to cover probable losses inherent in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management's judgments are based on numerous assumptions about current events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of COB. Additional information on the ALL is presented in Note 5 to the consolidated financial statements.
Historical loss rates are calculated by associating losses to the risk-graded pool to which they relate for each of the previous eight quarters. Then, using a look back period beginning with the third quarter of 2006, loss factors are calculated for each risk-graded pool.

In addition to the Bank's ability to use its own historical loss data and migration between risk grades, it has a rigorous process for computing the qualitative factors that impact the ALL. A committee, independent of the historical loss migration team, reviews risk factors that may impact the ALL. Some factors are statistically quantifiable, such as concentration, growth, delinquency, and nonaccrual risk by loan type, while other factors are qualitative in nature, such as staff competency, competition within our markets, economic and regulatory changes impacting the loans held for investment.

The following table presents COB's investment in loans considered to be impaired and related information on those impaired loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, not individually reviewed for impairment	$9,313	$—	$6,017	$—
Impaired loans, individually reviewed, with no impairment	51,557	—	62,282	—
Impaired loans, individually reviewed, with impairment	5,935	763	15,312	1,737
Total impaired loans *	$66,805	$763	$83,611	$1,737

Purchased impaired loans with subsequent deterioration	161,278	4,066	192,115	5,373
Purchased impaired loans with no subsequent deterioration	27,881	—	36,277	—
Total Reserves		4,829		7,110

Average impaired loans calculated using a simple average	$72,917		$94,754
* Included at June 30, 2013 and December 31, 2012 were $4.3 million and $4.5 million, respectively, in restructured and performing loans.
Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of COB's customers. Deposit withdrawals, loan funding and general corporate activity create a need for liquidity. Liquidity is derived from sources such as deposit growth, maturity, calls, or sales of investment securities, principal and interest payments on loans and access to borrowed funds or lines of credit.
Consistent with the general approach to liquidity, loans and other assets of COB are funded primarily by local core deposits. To date, a stable retail deposit base and a modest amount of brokered deposits have been adequate to meet our loan obligations, while maintaining the desired level of immediate liquidity. Additionally, an investment securities portfolio is available for both immediate and secondary liquidity purposes.
During the first quarter of 2012, we resumed deferring the payment of cash dividends on its outstanding junior subordinated debentures.
As of June 30, 2013, available borrowing under credit lines totaled $19.8 million, compared to $41.4 million at December 31, 2012. The Company can also access $70.9 million of additional borrowings under credit lines by pledging additional collateral.
At June 30, 2013, $97.0 million of the investment securities portfolio was pledged to secure public deposits, $13.0 million was pledged to retail repurchase agreements, and $2.1 million was pledged to others, leaving $490.1 million available as lendable collateral.

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
COB's balance sheet continued to be asset-sensitive at June 30, 2013. During the quarter, increases in long-term interest rates that extended the duration of our fixed-rate mortgage backed investment securities portfolio, purchases of $119 million of fixed-rate residential mortgage pools and the conversion of $50 million of fixed rate FHLB advances to floating rate have reduced our overall level of asset sensitivity. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. COB's asset sensitivity is primarily derived from cash and due from banks position, prime-based commercial loans that adjust as the prime interest rate changes and the long duration of its indeterminate term deposits. These prime-based loans are primarily funded by deposits that are not expected to reprice as quickly as the loans. Since the prime rate is not expected to decline below current levels, management believes COB's risk to lower interest rates is low.
Capital Adequacy and Resources
Under guidelines established by the Federal Reserve Board and the OCC, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The guidelines define an institution's total qualifying capital as having two components: Tier 1 capital, which must be at least 50% of total qualifying capital and is mainly comprised of common equity, retained earnings and qualifying preferred stock, less certain intangibles; and Tier 2 capital, which may include the ALL up to a maximum of 1.25% of risk weighted assets, qualifying subordinated debt, qualifying preferred stock and hybrid capital instruments. The requirements also define the weights assigned to assets and off-balance sheet items to determine the risk weighted asset components of the risk-based capital rules.
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
The prompt corrective action provisions of federal law require the federal bank agencies to take prompt corrective action to resolve problems of insured depository institutions such as the Bank. The extent of these powers depends upon whether the institution is designated as well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. The minimum capital requirements to be characterized as “well-capitalized” and “adequately capitalized,” as defined by the applicable provisions of federal law, and COB and the Bank's capital ratios as of June 30, 2013 were as follows:

			Minimum Regulatory Requirement
	CommunityOne Bancorp	CommunityOne Bank	Adequately Capitalized	Well- Capitalized
Leverage capital ratio	5.38%	6.95%	4.00%	5.00%
Tier 1 risk-based capital ratio	8.76%	11.31%	4.00%	6.00%
Total risk-based capital ratio	12.08%	12.57%	8.00%	10.00%

On June 10, 2013, the OCC terminated the Bank Consent Order; however, the Bank has continuing obligations to, among other things, adhere to its 2013 Business Plan, including maintaining the capital ratios in the Plan, and will continue to have restrictions on its ability to pay dividends. With the lifting of the Consent Order, the Bank is now considered “well-capitalized” under the applicable provisions of the Federal Deposit Insurance Act.
The federal banking agencies have issued revised capital rules that would change the leverage and risk-based capital requirements (including the prompt corrective action framework), which will become effective for community banks as of January 1, 2015. Under these final rules, the definition of the regulatory capital components and minimum capital requirements will materially change. Among the most important of these changes is that a new common equity Tier 1 risk based capital ratio of 4.5% has been added, and the overall Tier 1 risk-based capital ratio has been raised to 6%. Certain deductions from common equity will be expanded and others, including mortgage servicing assets and deferred tax assets subject to temporary timing differences, will be subject to threshold deductions. In addition, the agencies are requiring a capital conservation buffer of up to 2.5% above each of the capital ratio requirements (common equity tier 1, tier 1, and total risk-based capital) which must be met for a bank to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction. This capital conservation buffer will be phased in over a four year period starting on January 1, 2016. The rulemakings also change the risk-weighting of certain assets, including “high volatility” commercial real estate, past due assets, structured securities and equity holdings. We are still evaluating the changes, but believe that they will not have a material effect on COB or the Bank at this time.
Application of Critical Accounting Policies
Our accounting policies are in accordance with GAAP and with general practice within the banking industry and are fundamental to understanding management's discussion and analysis of results of operations and financial condition. Our significant accounting policies are discussed in detail in Note 1 of the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2012, as amended ("Form 10-K"), and are described below.
Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of OREO, carrying value of investment securities, estimated cash flows for purchased impaired loans and treatment of deferred tax assets.
Allowance for Loan Losses
The ALL, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management's best estimate of probable loan losses incurred as of the balance sheet date. Our ALL is assessed quarterly by management. This assessment includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. We have grouped our loans into pools according to the loan segmentation regime employed on schedule RC-C of the FFIEC's Consolidated Report of Condition and Income. Management analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used. See additional discussion under "Asset Quality".
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
Treatment of Deferred Tax Assets
Management's determination of the realization of deferred tax assets is based upon its judgment of various future events and uncertainties, including the timing and amount of future income earned by certain subsidiaries and the implementation of various tax plans to maximize realization of the deferred tax assets. In evaluating the positive and negative evidence to support the realization of the asset under current guidance, there is insufficient positive evidence to support a conclusion that it is more likely than not this asset will be realized in the foreseeable future. Examinations of the income tax returns or changes in tax law may impact our tax liabilities and resulting provisions for income taxes.
A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the increased credit losses, COB continues to be in a three-year cumulative pre-tax loss position as of June 30, 2013. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset, which is difficult to overcome. Our estimate of the realization of its deferred tax assets was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years and estimated unrealized losses in the available-for-sale investment portfolio. In total, we have a net deferred tax asset of $193.0 million which is offset by a valuation allowance of $184.5 million. We did not consider future taxable income in determining the realizability of its deferred tax assets. We expect our income tax expense (benefit) will be negligible except for expense and benefit related to the change in the deferred tax liability related to available for sale securities until profitability has been restored for a reasonable time and such profitability is considered sustainable. At that time, the valuation allowance would be reversed. Reversal of the valuation allowance requires a great deal of judgment and will be based on the circumstances that exist as of that future date. If future events differ significantly from our current forecasts, we may need to increase this valuation allowance, which could have a material adverse effect on the results of operations and financial condition.
The Merger was considered a change in control for Granite Corp. under Internal Revenue Code Section 382 and the Regulations, thereunder. Accordingly, we are required to evaluate potential limitation or deferral of its ability to carryforward pre-acquisition net operating losses and to determine the amount of net unrealized built-in losses (“NUBIL”), which may be subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, NUBIL realized within 5 years of the change in control are subject to potential limitation, which for us is October 20, 2016. Through that date, we will continue to analyze our ability to utilize such losses to offset anticipated future taxable income, however, this estimate will not be known until the five-year recognition period expires. Losses limited under these provisions are generally limited to a carryforward period of 20 years, subject to the annual limitation and expire if not used by the end of that period. As of June 30, 2013, net deferred tax assets attributable to Granite Corp. and subsidiaries were approximately $39.1 million which is offset by a valuation allowance of $35.5 million. We anticipate that some of these benefits from the net operating losses and built-in losses will not ultimately be realized; however, that amount is subject to continuing analysis and has not yet been determined.
Summary
Management believes the accounting estimates related to the ALL, the valuation of OREO, the carrying value of securities, purchased loan accounting, and the valuation allowance for deferred tax assets are “critical accounting estimates” because: (1) the estimates are highly susceptible to change from period to period as they require management to make assumptions concerning the changes in the types and volumes of the portfolios and anticipated economic conditions, and (2) the impact of recognizing an impairment or loan loss could have a material effect on the COB's assets reported on the balance sheet as well as its net earnings.
Non-GAAP Measures
This quarterly Report on Form 10-Q contains financial information determined by methods other than in accordance with GAAP. We use these non-GAAP measures in our analysis of COB's performance. Some of these non-GAAP measures exclude goodwill, core deposit premiums and other intangibles from the calculations of return on average assets and return on average equity. We believe presentations of financial measures excluding the impact of goodwill, core deposit premiums and other intangible assets provide useful supplemental information that is essential to a proper understanding of the operating results of our core businesses. In addition, certain designated net interest income amounts are presented on a taxable equivalent basis. We believe that the presentation of net interest income on a taxable equivalent basis aids in the comparability of net interest income arising from taxable and tax-exempt sources. We believe that other non-GAAP measures that exclude credit and non-recurring income and expenses provide useful supplemental information that enhances the understanding of our core operating results.
These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.
The non-GAAP financial measures used in this Report are “tangible equity,” “tangible assets”, “tangible book value”, "core earnings", "core and non-core noninterest expense" and "core and non-core noninterest income." Our management, financial services companies, bank stock analysts, and bank regulators use these non-GAAP measures in their analysis of our performance.

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

•
“Non-core Noninterest Expense ” is defined as OREO expenses, loan collection expenses, nonrecurring items such as merger-related expense, mortgage servicing rights impairment, prepayment penalty on borrowings, goodwill impairment and loss on loans held for sale. This measure identifies items which are elevated during periods of elevated problem asset activity and items which are nonrecurring in nature.

•
"Core Noninterest Expense (NIE)" is defined as total noninterest expense reduced by Non-core Noninterest expense. This measure reduces noninterest expense by items which are elevated during periods of elevated problem asset activity and items which are nonrecurring in nature.

•
"Non-core Noninterest Income" is defined as gains and losses on securities and any other nonrecurring noninterest income items. This measure identifies noninterest income items which are nonrecurring in nature.

•	“Core Noninterest Income (NII)” is defined as total noninterest income reduced by Non-core Noninterest Income. This measure reduces noninterest income by items which are nonrecurring in nature.

•
"Core Earnings" is defined as income (loss) from continuing operations, before income taxes, increased by Non-core Noninterest Expense, decreased by Non-core Noninterest Income, and increased by provision for loan losses or decreased by recovery of loan losses. This measure identifies the Company's pre-tax earnings excluding items which are elevated during periods of elevated problem asset activity and items which are nonrecurring in nature.

The following tables provide a more detailed analysis of these non-GAAP measures:

(dollars in thousands, except per share data)	June 30, 2013	December 31, 2012	June 30, 2012
Total shareholders' equity	$76,046	$98,445	$108,002
Less:
Goodwill	4,205	4,205	4,205
Core deposit and other intangibles	7,403	7,495	7,473
Tangible shareholders' equity	$64,438	$86,745	$96,324
Total assets	$2,036,313	$2,151,565	$2,301,761
Less:
Goodwill	4,205	4,205	4,205
Core deposit and other intangibles	7,403	7,495	7,473
Tangible assets	$2,024,705	$2,139,865	$2,290,083
Book value per common share	$3.50	$4.54	$5.00
Effect of intangible assets	(0.54)	(0.54)	(0.54)
Tangible book value per common share	2.96	4.00	4.46

(dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Total noninterest expense	$24,665	$32,915	$49,004	$59,763
Less:
Other real estate owned expense	3,332	12,473	4,214	17,992
Loan collection expense	1,408	514	2,979	1,260
Merger-related expense	1,989	(840)	3,498	1,418
Rebranding expenses	58	—	610	—
Granite mortgage and litigation accrual	(370)	1,100	(370)	1,100
Branch closure and restructuring expense	15	—	602	—
Total non-core noninterest expense	6,432	13,247	11,533	21,770
Core noninterest expense	$18,233	$19,668	$37,471	$37,993

Total noninterest income	$5,247	$6,532	$11,780	$10,358
Less:
Securities gains (losses), net	345	2,002	2,723	1,956
Total non-core noninterest income	345	2,002	2,723	1,956
Core noninterest income	$4,902	$4,530	$9,057	$8,402

Loss from continuing operations, before income taxes	$(2,947)	$(18,112)	$(5,690)	$(29,021)
Non-core noninterest expense	6,432	13,247	11,533	21,770
Less: Non-core noninterest income	(345)	(2,002)	(2,723)	(1,956)
Provision for (recovery of) loan losses	(1,057)	7,778	(947)	10,845
Core earnings	$2,083	$911	$2,173	$1,638

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The objective of our asset/liability management function is long term maximization of net interest income within our risk guidelines. This objective is accomplished through management of our balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates and customer preferences.
Management considers interest rate risk our most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of our net interest income is largely dependent upon the effective management of interest rate risk.
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
COB's Asset/Liability Management Committee (“ALCO”), which includes senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk. See "Asset/Liability Management and Interest Rate Sensitivity" in Item 2 of this Form 10-Q for further discussion.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Sections 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934), was carried out under the supervision and with the participation of COB's Chief Executive Officer and Chief Financial Officer and several other members of senior management as of June 30, 2013, the last day of the period covered by this Quarterly Report. COB's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 in ensuring that the information required to be disclosed in the reports we file or submit under the

Securities Exchange Act of 1934 is (i) accumulated and communicated to management (including COB's Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal Control Changes
We assess the adequacy of our internal control over financial reporting quarterly and enhance our internal controls in response to internal control assessments and internal and external audit and regulatory recommendations. No control enhancements during the quarter ended June 30, 2013 have materially affected, or are reasonably likely to materially affect, COB’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
In the ordinary course of operations, COB is party to various legal proceedings. Other than noted below, COB is not involved in, nor has it terminated during the six months ended June 30, 2013, any pending legal proceedings other than routine, nonmaterial proceedings occurring in the ordinary course of business.
As described in Item 3., Legal Proceedings, of the Form 10-K, Howe Barnes Hoefer & Arnett, Inc., an affiliate of Raymond James Financial, Inc., filed a complaint in Wake County Superior Court in North Carolina seeking monetary damages against COB and the Bank. The parties have executed a formal settlement agreement, which received regulatory non-objection and was effective as of July 25, 2013. The settlement involves a note secured by Bank stock. As a result of the settlement, the parties filed a stipulation of dismissal of the complaint as of July 31, 2013.
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

CommunityOne Bancorp
(Registrant)

Date: August 5, 2013                    By:    /s/ DAVID L. NIELSEN
David L. Nielsen
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Articles of Amendment to the Company's Articles of Incorporation to change the name of the Company from FNB United Corp. to CommunityOne Bancorp
4.1	Form of Certificate of Voting Common Stock
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements submitted in XBRL format