Form 10-Q
period 2013-09-30
CommunityOne Bancorp
filed 2013-11-12
CIK 764811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013	Commission File Number 0-13823

COMMUNITYONE BANCORP
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1456589
(State of Incorporation)	(I.R.S. Employer Identification No.)
1017 E. Morehead Street
Charlotte, North Carolina	28204
(Address of principal executive offices)	(Zip Code)

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

As of November 1, 2013 (the most recent practicable date), the Registrant had outstanding approximately 21,739,646 shares of Common Stock.

CommunityOne Bancorp and Subsidiaries
Report on Form 10-Q
September 30, 2013

i

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
CommunityOne Bancorp and Subsidiaries
Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)	September 30, 2013	December 31, 2012*
Assets
Cash and due from banks	$29,506	$38,552
Interest-bearing bank balances	73,568	201,058
Investment securities:
Available-for-sale, at estimated fair value (amortized cost of $456,310 in 2013 and $558,818 in 2012)	439,712	564,850
Held-to-maturity (estimated fair value of $146,474 in 2013)	153,684	—
Loans held for sale	2,734	6,974
Loans held for investment	1,195,142	1,177,035
Less: Allowance for loan losses	(25,387)	(29,314)
Net loans held for investment	1,169,755	1,147,721
Premises and equipment, net	51,409	52,725
Other real estate owned and property acquired in settlement of loans	33,179	63,131
Core deposit premiums and other intangibles	7,197	7,495
Goodwill	4,205	4,205
Bank-owned life insurance	39,646	38,792
Other assets	32,578	26,062
Total Assets	$2,037,173	$2,151,565
Liabilities
Deposits:
Noninterest-bearing demand deposits	$308,178	$251,235
Interest-bearing deposits:
Demand, savings and money market deposits	874,211	892,576
Time deposits of $100 or more	264,363	290,166
Other time deposits	343,856	473,011
Total deposits	1,790,608	1,906,988
Retail repurchase agreements	12,422	8,675
Federal Home Loan Bank advances	73,295	58,328
Long term notes payable	5,244	—
Junior subordinated debentures	56,702	56,702
Other liabilities	18,100	22,427
Total Liabilities	1,956,371	2,053,120
Shareholders' Equity
Preferred stock Series A, $10.00 par value; authorized 200,000 shares, no shares issued and outstanding in 2013 and 2012	—	—
Preferred stock, $1.00 par value, authorized 15,000,000 shares, no shares issued and outstanding in 2013 and 2012	—	—
Common stock, no par value; authorized 2,500,000,000 shares, issued 21,739,646 shares in 2013 and 21,698,115 in 2012	461,446	460,955
Accumulated deficit	(365,960)	(362,187)
Accumulated other comprehensive loss	(14,684)	(323)
Total Shareholders' Equity	80,802	98,445
Total Liabilities and Shareholders' Equity	$2,037,173	$2,151,565
See accompanying notes to consolidated financial statements.
* Derived from audited consolidated financial statements

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest Income
Interest and fees on loans	$15,993	$16,264	$45,451	$50,458
Interest and dividends on investment securities:
Taxable income	3,788	2,667	10,366	8,238
Non-taxable income	(14)	—	—	—
Other interest income	86	276	244	936
Total interest income	19,853	19,207	56,061	59,632
Interest Expense
Deposits	1,894	3,320	6,231	11,244
Retail repurchase agreements	6	6	15	23
Federal Home Loan Bank advances	289	391	1,037	1,057
Other borrowed funds	282	288	809	877
Total interest expense	2,471	4,005	8,092	13,201
Net Interest Income before Provision for Loan Losses	17,382	15,202	47,969	46,431
Provision for (recovery of) loan losses	(350)	32	(1,297)	10,877
Net Interest Income after Provision for Loan Losses	17,732	15,170	49,266	35,554
Noninterest Income
Service charges on deposit accounts	1,858	1,778	4,915	5,424
Mortgage loan income	420	728	2,085	1,051
Cardholder and merchant services income	1,161	1,119	3,403	3,436
Trust and investment services	329	234	964	692
Bank owned life insurance	267	290	805	910
Other service charges, commissions and fees	365	252	960	777
Securities gains (losses), net	50	(33)	2,773	1,923
Other income	37	275	362	788
Total noninterest income	4,487	4,643	16,267	15,001
Noninterest Expense
Personnel expense	9,663	9,717	31,149	30,351
Net occupancy expense	1,558	1,710	5,060	4,885
Furniture, equipment and data processing expense	2,050	2,012	6,512	6,395
Professional fees	222	1,336	2,475	4,265
Stationery, printing and supplies	136	152	509	446
Advertising and marketing	150	166	994	420
Other real estate owned expense	(98)	3,602	4,116	21,594
Credit/debit card expense	627	432	1,525	1,279
FDIC insurance	646	1,056	1,980	2,879
Loan collection expense	1,120	1,119	3,784	2,379
Merger-related expense	—	939	3,498	2,357
Core deposit intangible amortization	352	352	1,056	1,056
Other expense	1,501	2,009	4,273	6,059
Total noninterest expense	17,927	24,602	66,931	84,365
Income (Loss) from continuing operations, before income taxes	4,292	(4,789)	(1,398)	(33,810)
Income tax expense (benefit) - continuing operations	286	(77)	2,375	(128)
Income (Loss) from continuing operations, net of tax	4,006	(4,712)	(3,773)	(33,682)
Loss from discontinued operations, net of tax	—	—	—	(27)
Net income (loss)	$4,006	$(4,712)	$(3,773)	$(33,709)

Weighted average number of common shares outstanding - basic and diluted	21,738,770	21,588,027	21,722,536	21,294,727
Net income (loss) per common share from continuing operations - basic and diluted	$0.18	$(0.22)	$(0.17)	$(1.58)
Net loss per common share from discontinued operations - basic and diluted	—	—	—	—
Net income (loss) per common share - basic and diluted	0.18	(0.22)	(0.17)	(1.58)

See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(dollars in thousands)	Three Months Ended September 30,
	2013	2012
Net income (loss)	$4,006	$(4,712)
Other comprehensive income (loss):
Unrealized gains arising from termination of supplemental executive retirement plans	—	371
Unrealized holdings gains (losses) arising during the period on available-for-sale securities	1,584	5,633
Tax effect	(829)	(2,225)
Unrealized holdings gains (losses) arising during the period on available-for-sale securities, net of tax	755	3,408
Reclassification adjustment for (gain) losses on available-for-sale securities included in net income	(50)	33
Tax effect	19	(13)
Reclassification adjustment for (gain) losses on available-for-sale securities included in net income, net of tax	(31)	20
Change in defined benefit plans liability	(249)	—
Tax effect	95	—
Change in defined benefit plans liability, net of tax	(154)	—
Other comprehensive income (loss), net of tax:	570	3,799
Comprehensive income (loss)	$4,576	$(913)

(dollars in thousands)	Nine Months Ended September 30,
	2013	2012
Net loss	$(3,773)	$(33,709)
Other comprehensive income (loss):
Unrealized gains arising from termination of supplemental executive retirement plans	—	371
Unrealized holdings gains (losses) arising during the period on available-for-sale securities	(19,857)	10,817
Tax effect	7,636	(4,245)
Unrealized holdings gains (losses) arising during the period on available-for-sale securities, net of tax	(12,221)	6,572
Reclassification adjustment for (gain) losses on available-for-sale securities included in net income	(2,773)	(1,923)
Tax effect	1,094	760
Reclassification adjustment for (gain) losses on available-for-sale securities included in net income, net of tax	(1,679)	(1,163)
Change in defined benefit plans liability	(757)	—
Tax effect	296	—
Change in defined benefit plans liability, net of tax	(461)	—
Other comprehensive income (loss), net of tax:	(14,361)	5,780
Comprehensive loss	$(18,134)	$(27,929)

See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)
For Nine Months Ended September 30, 2013 and 2012

						Accumulated
(dollars in thousands, except share and per share data)						Other
	Preferred Stock		Common Stock		Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Total
Balance, December 31, 2011	—	$—	21,102,668	$455,166	$(322,182)	$(3,969)	$129,015
Comprehensive loss:
Net loss	—	—	—	—	(33,709)	—	(33,709)
Other comprehensive income, net of tax	—	—	—	—	—	5,780	5,780
Total comprehensive loss							(27,929)
Expense related to 2011 issuance of common stock	—	—	—	(913)	—	—	(913)
Return of common stock not received for fractional shares rounding purposes in the 1:100 reverse stock split	—	—	(586)	—	—	—	—
Stock options:
Compensation expense recognized	—	—	—	1	—	—	1
Exercise of warrants related to stock offering			186	3			3
Stock offering, net of issuance costs of $158	—	—	485,788	6,696	—	—	6,696
Balance, September 30, 2012	—	$—	21,588,056	$460,953	$(355,891)	$1,811	$106,873
Balance, December 31, 2012	—	$—	21,698,115	$460,955	$(362,187)	$(323)	$98,445
Comprehensive loss:
Net loss	—	—	—	—	(3,773)	—	(3,773)
Other comprehensive loss, net of tax	—	—	—	—	—	(14,361)	(14,361)
Total comprehensive loss							(18,134)
Stock options:
Compensation expense recognized	—	—	—	462	—	—	462
Restricted stock:
Shares issued as compensation to directors	—	—	3,708	29	—	—	29
Issuance of restricted stock awards to employees	—	—	37,823	—	—	—	—
Balance, September 30, 2013	—	$—	21,739,646	$461,446	$(365,960)	$(14,684)	$80,802

See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net loss	$(3,773)	$(33,709)
Net loss from discontinued operations	—	(27)
Net loss from continuing operations	(3,773)	(33,682)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization of premises and equipment	2,715	2,906
Provision for (recovery of) loan losses	(1,297)	10,877
Deferred income taxes (benefit)	2,375	(128)
Deferred loan fees and costs, net	(279)	(3,432)
Premium amortization and discount accretion of investment securities, net	3,632	6,547
Net (gain) loss on sale of investment securities	(2,773)	(1,923)
Amortization of core deposit premiums	1,056	1,056
Net accretion of purchase accounting adjustments	(13,364)	(19,661)
Adjustment to goodwill	—	(300)
Stock compensation expense	491	1
Increase in cash surrender value of bank-owned life insurance, net	(854)	(967)
Loans held for sale:
Origination of loans held for sale	(93,390)	(40,078)
Net proceeds from sale of loans held for sale	100,208	32,425
Net loss (gain) on sale of loans held for sale	(1,684)	(559)
Mortgage servicing rights capitalized	(959)	—
Mortgage servicing rights amortization	203	—
Net (gain) loss on sale of premises and equipment	604	—
Net loss on sales and write-downs of other real estate owned	3,004	16,091
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable and other assets	(1,879)	431
Increase in accrued interest payable and other liabilities	155	(2,742)
Net cash used in operating activities of continuing operations	(5,809)	(33,138)
Net effect of discontinued operations	—	(874)
Net cash used in operating activities	(5,809)	(34,012)
Investing Activities
Available-for-sale securities:
Proceeds from sales	175,046	133,241
Proceeds from maturities, calls and principal repayments	56,650	120,718
Purchases	(126,041)	(309,221)
Held-to-maturity securities:
Purchases	(155,394)	—
Net (increase) decrease in loans held for investment	(13,608)	(32,856)
Proceeds from sales of other real estate owned	32,001	37,528
Purchases of premises and equipment	(2,455)	(1,862)
Proceeds from sales of premises and equipment	276	36
Expenses paid in 2012 related to 2011 capital raise	—	(913)
Net cash (used in) provided by investing activities	(33,525)	(53,329)
Financing Activities
Net decrease in deposits	(115,916)	(145,465)
Increase in retail repurchase agreements	3,747	595
Decrease in Federal Home Loan Bank advances	14,967	(31)
Issuance of common stock, net of expense	—	6,696
Net cash used in financing activities of continuing operations	(97,202)	(138,205)
Net effect of discontinued operations	—	—
Net cash used in financing activities	(97,202)	(138,205)
Net Decrease in Cash and Cash Equivalents	(136,536)	(225,546)
Cash and Cash Equivalents at Beginning of Period	239,610	553,416
Cash and Cash Equivalents at End of Period	$103,074	$327,870

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$7,793	$13,982
Noncash transactions:
Foreclosed loans transferred to other real estate owned	10,403	23,647
Loans to facilitate the sale of other real estate owned	5,071	778
Transfer of loans from held for investment to held for sale	894	600
Transfer of loans from held for sale to held for investment	—	1,119
Unrealized securities gains/(losses), net of income taxes	(13,900)	5,409
Transfer of investment from other assets to available for sale securities	2,640	—
Employee benefit plan costs, net of income taxes	(461)	—
See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation
Nature of Operations
CommunityOne Bancorp, or "COB" or the "Company"(which also refers to us and our subsidiaries on a consolidated basis), is a bank holding company incorporated in 1984 under the laws of the State of North Carolina. Through our ownership of CommunityOne Bank, N.A., or the "Bank", a national banking association headquartered in Asheboro, North Carolina, we offer a complete line of consumer, wealth management, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers through operations located throughout central, southern and western North Carolina. The Bank also holds the stock of Dover Mortgage Company (“Dover”) and First National Investor Services, Inc. Dover previously engaged in the business of originating, underwriting and closing mortgage loans for sale in the secondary market. Dover ceased operations in the first quarter of 2011 and filed for Chapter 11 bankruptcy on February 15, 2012. First National Investor Services, Inc. holds deeds of trust for the Bank.
COB also owns Granite Mortgage, Inc., which ceased mortgage operations in 2009 and filed for Chapter 11 bankruptcy on February 15, 2012, and FNB United Statutory Trust I, FNB United Statutory Trust II, and Catawba Valley Capital Trust II, which were formed to facilitate the issuance of trust preferred securities.
On October 21, 2011, as part of the recapitalization of COB, COB acquired Bank of Granite Corporation and its subsidiary bank, Bank of Granite, through the merger of a wholly owned subsidiary of ours into Granite Corp. (the “Merger”). Bank of Granite was merged into the Bank on June 8, 2013. Our shareholders approved an amendment in our articles of incorporation to change our name from FNB United Corp. to CommunityOne Bancorp on June 20, 2013. This change, along with a change in our stock symbol from FNBN to COB, was implemented on July 1, 2013.
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
In the opinion of management, the accompanying consolidated financial statements contain the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of COB as of September 30, 2013 and December 31, 2012, and the results of its operations and cash flows for the three and nine months ended September 30, 2013 and 2012, respectively.
All financial information is reported on a continuing operations basis, unless otherwise noted. See Note 2 to the consolidated financial statements for a discussion regarding discontinued operations and certain assets and liabilities at September 30, 2013 and December 31, 2012.
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
FASB - From time to time, the Financial Accounting Standards Board (“FASB”) issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards.
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
There were no assets and liabilities of discontinued operations as of September 30, 2013 and December 31, 2012.

Net loss from discontinued operations, net of tax, at the dates indicated were as follows:

(dollars in thousands)	Nine Months Ended September 30,
	2013	2012
Interest Income
Total interest income	$—	$—
Interest Expense
Total interest expense	—	—
Net Interest Income before Provision for Loan Losses	—	—
Provision for loan losses	—	—
Net Interest Income after Provision for Loan Losses	—	—
Noninterest Income
Total noninterest income	—	—
Noninterest Expense
Personnel expense	—	1
Net occupancy expense	—	1
Professional fees	—	25
Total noninterest expense	—	27
Loss before income taxes	—	(27)
Income tax (benefit)/expense	—	—
Net loss from discontinued operations, net of tax	$—	$(27)
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
The following table summarizes the amortized cost and estimated fair value of investment securities and presents the related gross unrealized gains and losses:

September 30, 2013
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of:
U.S. government sponsored enterprises	$2,057	$25	$—	$2,082
Residential mortgage-backed securities-GSE	373,860	945	17,358	357,447
Residential mortgage-backed securities-Private	20,484	784	10	21,258
Commercial mortgage backed securities-GSE	22,863	—	1,219	21,644
Commercial mortgage-backed securities-Private	10,419	—	786	9,633
Business Development Company investment	1,753	887	—	2,640
Corporate notes	24,874	134	—	25,008
Total available for sale	$456,310	$2,775	$19,373	$439,712
Held to Maturity:
Residential mortgage-backed securities-GSE	143,611	—	6,556	137,055
Commercial mortgage-backed securities-Private	10,073	—	654	9,419
Total held to maturity	$153,684	$—	$7,210	$146,474
Total investment securities	$609,994	$2,775	$26,583	$586,186

December 31, 2012
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Obligations of:
U.S. Treasury and government agencies	$6,646	$335	$—	$6,981
U.S. government sponsored enterprises	22,118	55	—	22,173
States and political subdivisions	5,918	120	—	6,038
Residential mortgage-backed securities-GSE	436,344	5,678	948	441,074
Residential mortgage-backed securities-Private	22,649	750	454	22,945
Commercial mortgage backed securities-GSE	23,150	209	—	23,359
Commercial mortgage backed securities-Private	5,283	34	—	5,317
Corporate notes	36,710	270	17	36,963
Total	$558,818	$7,451	$1,419	$564,850
As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB based generally upon the balances of total assets and FHLB advances. FHLB capital stock is pledged to secure FHLB advances. This investment is carried at cost since no ready market exists for FHLB stock and there is no quoted market value. However, redemption of this stock has historically been at par value. The Bank owned a total of $5.9 million of FHLB stock at September 30, 2013 and $6.3 million at December 31, 2012. Due to the redemption provisions of FHLB stock, we have estimated that fair value approximated cost and that this investment was not impaired at September 30, 2013. FHLB stock is included in other assets at its original cost basis.
As a member bank of the Federal Reserve Bank of Richmond (“FRBR”), the Bank also is required to own capital stock of the FRBR based upon a percentage of the bank's common stock and surplus. This investment is carried at cost since no ready market exists for FRBR stock and there is no quoted market value. At September 30, 2013 and December 31, 2012, the Bank owned a total of $4.1 million and $3.1 million of FRBR stock, respectively. Due to the nature of this investment in an entity of the U.S. government, we have estimated that fair value approximated the cost and that this investment was not impaired at September 30, 2013. FRBR stock is included in other assets at its original cost basis.
At September 30, 2013, $94.1 million of the investment securities portfolio was pledged to secure public deposits, $18.4 million was pledged to retail repurchase agreements and $78.9 million was pledged to others, leaving $394.1 million available as lendable collateral.
During the three and nine months ended September 30, 2013, the Bank sold securities with a book value of $3.3 million and $175.1 million respectively, and recognized gains of $0.1 million and $2.8 million, respectively. During the three and nine months ended September 30, 2012, the Bank sold securities with a book value of $21.4 million and $134.1 million respectively, and recognized a loss of $(33) thousand, and a gain of $1.9 million, respectively. The Bank sold these securities in order to manage our interest rate sensitivity profile.
The following tables show our investments' estimated fair value and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012. The change in unrealized losses during the three and nine month periods ending September 30, 2013 was attributed to changes in interest rates and not to changes in the credit quality of these securities. All unrealized losses on investment securities are considered by management to be temporary given the credit quality of these investment securities or the short duration of the unrealized loss, or both.

	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2013
Available for Sale:
Residential mortgage-backed securities-GSE	$312,145	$17,358	$—	$—	$312,145	$17,358
Residential mortgage-backed securities-Private	1,350	10	—	—	1,350	10
Commercial mortgage-backed securities-GSE	21,644	1,219	—	—	21,644	1,219
Commercial mortgage-backed securities-Private	9,633	786	—	—	9,633	786
Total available for sale	$344,772	$19,373	$—	$—	$344,772	$19,373
Held to Maturity:
Residential mortgage-backed securities-GSE	$137,055	$6,556	$—	$—	$137,055	$6,556
Commercial mortgage-backed securities-Private	9,419	654	—	—	9,419	654
Total held to maturity	$146,474	$7,210	$—	$—	$146,474	$7,210
Total	$491,246	$26,583	$—	$—	$491,246	$26,583

December 31, 2012
Obligations of:
Residential mortgage-backed securities-GSE	$123,489	$904	$7,027	$44	$130,516	$948
Residential mortgage-backed securities-Private	7,499	454	—	—	7,499	454
Corporate notes	3,249	17	—	—	3,249	17
Total	$134,237	$1,375	$7,027	$44	$141,264	$1,419
At September 30, 2013 and December 31, 2012, there were zero and four available-for-sale securities that were in an unrealized loss position for longer than 12 months, respectively.
If an entity has a debt security that has been in a loss position for over 12 months and it cannot assert it is more likely than not that it will not have to sell the security before recovery, then other than temporary impairment ("OTTI") must be taken. The amount of impairment is bifurcated between impairment due to credit (which is recorded through earnings) and noncredit impairment (which becomes a component of other comprehensive income (“OCI”) for both available-for-sale and held-to-maturity securities). For held-to-maturity securities, the amount in OCI will be amortized prospectively over the security's remaining life. After analyzing our securities portfolio at September 30, 2013, and after considering ratings, fair value, cash flows and other factors, we did not have any OTTI during the three or nine months ended September 30, 2013 and September 30, 2012.
The aggregate amortized cost and fair value of securities at September 30, 2013, by remaining contractual maturity, are shown in the following table. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$16,486	$16,539	$—	$—
Due after one year through five years	10,445	10,551	—	—
With no stated maturity	1,753	2,640	—	—
Total	28,684	29,730	—	—
Mortgage-backed securities	427,626	409,982	153,684	146,474
Total	$456,310	$439,712	$153,684	$146,474

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

In addition to originating loans, we also purchase loans. At acquisition, purchased loans are designated as either purchased contractual loans ("PC loans") or purchased impaired loans ("PI loans"). PC loans are acquired loans where management believes it is probable that it will receive all principal as of the date of acquisition.  These loans are accounted for under the contractual cash flow method, under ASC 310-20. Any discount or premium paid on PC loans is recorded in interest income using the effective yield method over the expected life of the loans.

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

During the nine months ended September 30, 2013, we purchased $134.8 million of performing residential mortgage loans, including premiums of $1.0 million. During the nine months ended September 30, 2012, we purchased $173.2 million of performing residential mortgage loans, including premiums of $4.0 million. These loan purchases are accounted for as PC loans.

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
Historical loss rates are calculated by associating losses to the risk-graded pool to which they relate for each of the previous eight quarters. Then, using a look back period consisting of the twenty most recent quarters, loss factors are calculated for each risk-graded pool using a simple average. This represents a change in methodology which began in the third quarter of 2013. Previously, we used a look back period beginning in the third quarter of 2006 and a weighted average of losses. The impact of this change was immaterial to the allowance calculation.

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

We lend primarily in North Carolina. As of September 30, 2013, a majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in North Carolina. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the ALL. Management believes the ALL is adequate to cover estimated losses on loans at each balance sheet date.

During the three month period ended September 30, 2013, we charged off $1.7 million in loans and realized $2.4 million in recoveries, for $0.7 million of net recoveries. During the nine month period ended September 30, 2013, we charged off $10.8 million in loans and realized $8.2 million in recoveries, for $2.6 million of net charge-offs. The majority of the loans charged off were loans that were previously impaired and had specific reserves assigned in prior periods.

The ALL, as a percentage of loans held for investment, was 2.12% at September 30, 2013, compared to 2.51% at September 30, 2012. At December 31, 2012, the ALL, as a percentage of loans held for investment, was 2.49%.

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
Loans categorized as Special Mention or worse are considered Criticized. Loans categorized as Substandard or Doubtful are considered Classified. Purchased loans acquired in the Merger are recorded at estimated fair value on the date of acquisition without the carryover of related ALL. The table below includes $46.7 million and $60.6 million in Granite Purchased Loans categorized as Substandard or Doubtful at September 30, 2013 and December 31, 2012, respectively.

The following table presents loans held for investment balances by risk grade as of September 30, 2013:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
	(Ratings 1-5)	(Rating 6)	(Rating 7)	(Rating 8)	Total
Commercial and agricultural	$65,556	$640	$3,421	$—	$69,617
Real estate - construction	48,665	3,310	15,567	—	67,542
Real estate - mortgage:
1-4 family residential	578,197	12,638	27,427	—	618,262
Commercial	300,609	26,918	67,559	—	395,086
Consumer	43,997	48	241	349	44,635
Total	$1,037,024	$43,554	$114,215	$349	$1,195,142
The following table presents loans held for investment balances by risk grade as of December 31, 2012:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
	(Ratings 1-5)	(Rating 6)	(Rating 7)	(Rating 8)	Total
Commercial and agricultural	$69,003	$3,447	$6,953	$301	$79,704
Real estate - construction	40,117	2,031	16,266	—	58,414
Real estate - mortgage:
1-4 family residential	504,819	15,855	32,625	239	553,538
Commercial	296,271	50,275	95,126	164	441,836
Consumer	42,495	178	426	444	43,543
Total	$952,705	$71,786	$151,396	$1,148	$1,177,035
Loans included in the preceding loan composition table are net of participations sold. Loans are increased by net loan premiums and deferred loan discounts or fees of $2.5 million at September 30, 2013. Loans are increased by net deferred loan discounts or fees of $3.6 million at December 31, 2012.
At September 30, 2013, loans held for sale consisted of originated residential mortgage loans held for sale at the lower of cost or fair market value, as well as nonperforming commercial loans which are under contract to sell. At December 31, 2012, loans held for sale consisted only of originated residential mortgage loans.
Loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balance of loans serviced for others amounted to $172.7 million at September 30, 2013 and $65.1 million at December 31, 2012.
Loans Pledged
To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans. Gross loans of $215.5 million and $25.1 million of investment securities, and gross loans of $270.2 million were pledged to collateralize FHLB advances and letters of credit at September 30, 2013 and December 31, 2012, respectively, of which there was $15.7 million and $19.1 million of credit availability for borrowing, respectively. At September 30, 2013, $10.0 million of loans and $51.7 million of securities were pledged to collateralize potential borrowings from the Federal Reserve Discount Window, of which $57.5 million was available as borrowing capacity. We could also access $314.2 million of additional borrowings from the FHLB under credit lines by pledging additional collateral.
Nonaccruing and Impaired Loans
Interest income on loans is calculated by using the interest method based on the daily outstanding balance. The recognition of interest income is discontinued when, in management's opinion, the collection of all or a portion of interest becomes doubtful. Loans are returned to accrual status when the factors indicating doubtful collectability cease to exist and the loan has performed in accordance with its terms for a demonstrated period of time. The past due status of loans is based on the contractual payment terms. Had nonaccruing loans been on accruing status, interest income would have been higher by $0.7 million and $1.5 million for the three months ended September 30, 2013 and September 30, 2012, respectively, and higher by $2.3 million and $2.9 million for the nine months ended September 30, 2013 and September 30, 2012, respectively. At September 30, 2013 and

December 31, 2012, COB had certain impaired loans of $51.1 million and $79.2 million, respectively, which were on nonaccruing interest status.
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

The following table presents an aging analysis of accruing and nonaccruing loans as of September 30, 2013:

(dollars in thousands)	Accruing
	30-59 days past due	60-89 days past due	More than 90 days past due	Nonaccrual	Total past due and nonaccrual	Current and accruing	Total Loans
PC and Originated Loans
Commercial and agricultural	$52	$—	$—	$590	$642	$57,558	$58,200
Real estate - construction	47	—	76	10,190	10,313	47,034	57,347
Real estate - mortgage:
1-4 family residential	1,269	759	—	12,822	14,850	573,700	588,550
Commercial	220	153	—	27,425	27,798	243,108	270,906
Consumer	97	13	—	104	214	43,332	43,546
Total	$1,685	$925	$76	$51,131	$53,817	$964,732	$1,018,549
PI loans
Commercial and agricultural	$77	$—	$2,235	$—	$2,312	$9,106	$11,418
Real estate - construction	—	—	2,884	—	2,884	7,312	10,196
Real estate - mortgage:
1-4 family residential	10	—	5,242	—	5,252	24,460	29,712
Commercial	174	594	19,228	—	19,996	104,182	124,178
Consumer	7	—	15	—	22	1,067	1,089
Total	$268	$594	$29,604	$—	$30,466	$146,127	$176,593
Total Loans	$1,953	$1,519	$29,680	$51,131	$84,283	$1,110,859	$1,195,142

The following table presents an aging analysis of accruing and nonaccruing loans as of December 31, 2012:

(dollars in thousands)	Accruing
	30-59 days past due	60-89 days past due	More than 90 days past due	Nonaccrual	Total past due and nonaccrual	Current and accruing	Total Loans
PC and Originated Loans
Commercial and agricultural	$515	$—	$50	$2,746	$3,311	$61,727	$65,038
Real estate - construction	26	119	—	14,297	14,442	41,290	55,732
Real estate - mortgage:
1-4 family residential	6,173	880	—	18,372	25,425	488,898	514,323
Commercial	617	—	177	43,621	44,415	226,948	271,363
Consumer	24	—	—	206	230	41,957	42,187
Total	$7,355	$999	$227	$79,242	$87,823	$860,820	$948,643
PI loans
Commercial and agricultural	$100	$1	$1,103	$—	$1,204	$13,462	$14,666
Real estate - construction	117	—	655	—	772	1,910	2,682
Real estate - mortgage:
1-4 family residential	1,308	495	4,678	—	6,481	32,734	39,215
Commercial	2,559	4,300	17,384	—	24,243	146,230	170,473
Consumer	4	—	13	—	17	1,339	1,356
Total	$4,088	$4,796	$23,833	$—	$32,717	$195,675	$228,392
Total Loans	$11,443	$5,795	$24,060	$79,242	$120,540	$1,056,495	$1,177,035
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
The following table summarizes information relative to impaired loans for the dates indicated:

	September 30, 2013		December 31, 2012
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, not individually reviewed for impairment	$4,550	$—	$6,017	$—
Impaired loans, individually reviewed, with no impairment	49,356	—	62,282	—
Impaired loans, individually reviewed, with impairment	2,963	486	15,312	1,737
Total impaired loans, excluding purchased impaired *	$56,869	$486	$83,611	$1,737

Purchased impaired loans with subsequent deterioration	$147,852	4,066	$192,115	5,373
Purchased impaired loans with no subsequent deterioration	$28,741	—	$36,277	—
Total Reserves		$4,552		$7,110

Average impaired loans calculated using a simple average	$61,837		$94,754

* Included at September 30, 2013 and December 31, 2012 were $6.7 million and $4.5 million, respectively, in restructured and performing loans.

The following table presents loans held for investment on nonaccrual status by loan class for the dates indicated:

(dollars in thousands)
	September 30, 2013	December 31, 2012
Loans held for investment:
Commercial and agricultural	$590	$2,746
Real estate - construction	10,190	14,297
Real estate - mortgage:
1-4 family residential	12,822	18,372
Commercial	27,425	43,621
Consumer	104	206
Total nonaccrual loans	$51,131	$79,242
Loans more than 90 days delinquent, still on accrual	76	227
Total nonperforming loans	$51,207	$79,469
There were no loans held for sale on nonaccrual status as of September 30, 2013 or December 31, 2012.

The following table presents individually reviewed impaired loans and purchased impaired loans with subsequent credit deterioration, segregated by portfolio segment, and the corresponding reserve for impaired loan losses as of September 30, 2013:

		Unpaid
(dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$416	$776	$—
Real estate - construction	9,900	14,246	—
Real estate - mortgage:
1-4 family residential	10,465	13,416	—
Commercial	28,576	34,748	—
Consumer	—	—	—
Total	$49,357	$63,186	$—
With an allowance recorded:
Commercial and agricultural	$—	$—	$—
Real estate - construction	97	112	1
Real estate - mortgage:
1-4 family residential	2,595	2,994	446
Commercial	271	397	39
Consumer	—	—	—
Total	$2,963	$3,503	$486
Total individually evaluated impaired loans
Commercial and agricultural	$416	$776	$—
Real estate - construction	9,997	14,358	1
Real estate - mortgage:
1-4 family residential	13,060	16,410	446
Commercial	28,847	35,145	39
Consumer	—	—	—
Total	$52,320	$66,689	$486

PI loans with subsequent credit deterioration:
Commercial and agricultural	$8,821	$9,042	$34
Real estate - construction	8,258	8,897	747
Real estate - mortgage:
1-4 family residential	26,661	27,130	527
Commercial	103,028	106,249	2,567
Consumer	1,084	848	191
Total	$147,852	$152,166	$4,066

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

The following summary includes impaired loans individually reviewed as well as impaired loans held for sale. Average recorded investment and interest income recognized on impaired loans, segregated by portfolio segment, is shown in the following tables as of September 30, 2013 and September 30, 2012:

	For Three Months Ended		For Three Months Ended
	September 30, 2013		September 30, 2012
	Average	Interest	Average	Interest
(dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and agricultural	$434	$—	$1,557	$56
Real estate - construction	10,006	3	15,484	104
Real estate - mortgage:
1-4 family residential	10,516	—	14,265	81
Commercial	27,844	4	44,480	567
Consumer	—	—	162	4
Total	$48,800	$7	$75,948	$812
With an allowance recorded:
Commercial and agricultural	$—	$—	$1,274	$6
Real estate - construction	97	—	2,802	9
Real estate - mortgage:
1-4 family residential	2,605	—	6,436	41
Commercial	273	—	4,689	27
Consumer	—	—	100	1
Total	$2,975	$—	$15,301	$84
Total:
Commercial and agricultural	$434	$—	$2,831	$62
Real estate - construction	10,103	3	18,286	113
Real estate - mortgage:
1-4 family residential	13,121	—	20,701	122
Commercial	28,117	4	49,169	594
Consumer	—	—	262	5
Total	$51,775	$7	$91,249	$896

	For Nine Months Ended		For Nine Months Ended
	September 30, 2013		September 30, 2012
	Average	Interest	Average	Interest
(dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and agricultural	$455	$7	$1,879	$152
Real estate - construction	10,300	23	18,140	350
Real estate - mortgage:
1-4 family residential	10,442	14	15,096	292
Commercial	29,288	58	46,051	1,388
Consumer	—	—	279	6
Total	$50,485	$102	$81,445	$2,188
With an allowance recorded:
Commercial and agricultural	$107	$—	$1,266	$36
Real estate - construction	220	6	2,873	32
Real estate - mortgage:
1-4 family residential	1,682	4	6,869	163
Commercial	3,933	—	4,687	145
Consumer	167	1	95	2
Total	$6,109	$11	$15,790	$378
Total:
Commercial and agricultural	$562	$7	$3,145	$188
Real estate - construction	10,520	29	21,013	382
Real estate - mortgage:
1-4 family residential	12,124	18	21,965	455
Commercial	33,221	58	50,738	1,533
Consumer	167	1	374	8
Total	$56,594	$113	$97,235	$2,566

Impaired loans also include loans for which we may elect to grant a concession, providing terms more favorable than those prevalent in the market (e.g., rate, amortization term), and formally restructure due to the weakening credit status of a borrower. Restructuring is designed to facilitate a repayment plan that minimizes the potential losses that we otherwise may have to incur. If these impaired loans are on nonaccruing status as of the date of restructuring, the loans are included in nonperforming loans. Nonperforming restructured loans will remain as nonperforming until the borrower can demonstrate adherence to the restructured terms for a period of no less than six months and when it is otherwise determined that continued adherence is reasonably assured. Some restructured loans continue as accruing loans after restructuring if the borrower is not past due at the time of restructuring, adequate collateral valuations support the restructured loans, and the cash flows of the underlying business appear adequate to support the restructured debt service. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At September 30, 2013, there was $14.3 million in restructured loans, of which $6.7 million were accruing and in a performing status. At December 31, 2012, there was $20.8 million in restructured loans, of which $4.5 million were accruing and in a performing status.
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

The following table presents sold loans by portfolio segment for the periods indicated below:

	For Three Months Ended			For Three Months Ended
	September 30, 2013			September 30, 2012
(dollars in thousands)	Number	Recorded	Contract	Number	Recorded	Contract
	of Loans	Investment	Pricing	of Loans	Investment	Pricing
Commercial and agricultural	—	$—	$—	—	$—	$—
Real estate - construction	—	—	—	—	—	—
Real estate - mortgage:
1-4 family residential	—	—	—	1	602	540
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	$—	1	$602	$540

	For Nine Months Ended			For Nine Months Ended
	September 30, 2013			September 30, 2012
(dollars in thousands)	Number	Recorded	Contract	Number	Recorded	Contract
	of Loans	Investment	Pricing	of Loans	Investment	Pricing
Commercial and agricultural	—	$—	$—	—	$—	$—
Real estate - construction	—	—	—	—	—	—
Real estate - mortgage:
1-4 family residential	—	—	—	7	1,865	1,896
Commercial	—	—	—	2	4,402	4,590
Consumer	—	—	—	—	—	—
Total	—	$—	$—	9	$6,267	$6,486

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

At September 30, 2013, and December 31, 2012, our financial statements reflected a PI loan ALL of $4.1 million and $5.4 million, respectively, and an ALL for PC loans of $0.7 million and $0.5 million, respectively.

The following table presents the balance of all Granite Purchased Loans:

	At September 30, 2013
(dollars in thousands)	Purchased Impaired	Purchased Contractual	Total Purchased Loans	Unpaid Principal Balance
Commercial and agricultural	$11,418	$4,874	$16,292	$15,597
Real estate - construction	10,196	—	10,196	9,902
Real estate - mortgage:
1-4 family residential	29,712	22,833	52,545	53,476
Commercial	124,178	381	124,559	125,395
Consumer	1,089	—	1,089	860
Total	$176,593	$28,088	$204,681	$205,230

	At December 31, 2012
(dollars in thousands)	Purchased Impaired	Purchased Contractual	Total Purchased Loans	Unpaid Principal Balance
Commercial and agricultural	$14,666	$7,311	$21,977	$21,692
Real estate - construction	2,682	—	2,682	2,677
Real estate - mortgage:
1-4 family residential	39,215	27,484	66,699	69,200
Commercial	170,467	49	170,516	176,347
Consumer	1,362	—	1,362	1,144
Total	$228,392	$34,844	$263,236	$271,060
The tables below include only those Granite Purchased Loans accounted for under the expected cash flow method (PI loans) for the periods indicated. These tables do not include PC loans, including Granite Purchased PC loans or purchased performing residential mortgage loans.

	For Three Months Ended		For Three Months Ended
	September 30, 2013		September 30, 2012
	Purchased Impaired		Purchased Impaired
(dollars in thousands)	Carrying Amount	Future Accretion	Carrying Amount	Future Accretion
Balance, beginning of period	$189,159	$28,706	$287,092	$41,133
Accretion	4,283	(4,283)	4,568	(4,568)
Increase in future accretion	—	—	—	—
Payments received	(16,225)	—	(34,043)	—
Foreclosed and transferred to OREO	(624)	—	(5,412)	—
Subtotal before allowance	176,593	24,423	252,205	36,565
Allowance for credit losses	(4,066)	—	(3,296)	—
Net carrying amount, end of period	$172,527	$24,423	$248,909	$36,565

	For Nine Months Ended		For Nine Months Ended
	September 30, 2013		September 30, 2012
	Purchased Impaired		Purchased Impaired
(dollars in thousands)	Carrying Amount	Future Accretion	Carrying Amount	Future Accretion
Balance, beginning of period	$228,392	$30,299	$330,836	$47,804
Accretion	12,677	(12,677)	15,831	(15,831)
Increase in future accretion	—	6,801	—	4,592
Payments received	(62,556)	—	(84,944)	—
Foreclosed and transferred to OREO	(1,920)	—	(9,518)	—
Subtotal before allowance	176,593	24,423	252,205	36,565
Allowance for credit losses	(4,066)	—	(3,296)	—
Net carrying amount, end of period	$172,527	$24,423	$248,909	$36,565

Allowance for Loan Losses
An analysis of the changes in the ALL is as follows:

	For Three Months Ended		For Nine Months Ended
(dollars in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Balance, beginning of period	$25,085	$38,551	$29,314	$39,360
Provision for (recoveries of) losses charged to continuing operations	(350)	32	(1,297)	10,877
Net charge-offs:
Charge-offs	(1,724)	(9,276)	(10,836)	(23,580)
Recoveries	2,376	1,552	8,206	4,202
Net recoveries (charge-offs)	652	(7,724)	(2,630)	(19,378)
Balance, end of period	$25,387	$30,859	$25,387	$30,859
Annualized net charge-offs (recoveries) during the period to average loans	(0.22)%	2.46%	0.31%	2.06%
Annualized net charge-offs (recoveries) during the period to ALL	(10.19)%	100.12%	13.85%	83.73%
Allowance for loan losses to loans held for investment (1)	2.12%	2.51%	2.12%	2.51%
(1) Excludes discontinued operations.
The following table presents ALL activity by portfolio segment for the three months ended September 30, 2013:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total

ALL:
Beginning balance at July 1, 2013	$2,192	$5,652	$7,400	$7,387	$2,454	$25,085
Charge-offs	(2)	(36)	(394)	(592)	(700)	(1,724)
Recoveries	465	1,039	285	357	230	2,376
Provision	(45)	(1,560)	1,493	(677)	439	(350)
Ending balance at September 30, 2013	$2,610	$5,095	$8,784	$6,475	$2,423	$25,387

The following table presents ALL activity by portfolio segment for the three months ended September 30, 2012:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:

Beginning balance at July 1, 2012	$7,151	$11,320	$8,784	$9,218	$2,078	$38,551
Charge-offs	(1,156)	(2,465)	(1,646)	(2,602)	(1,407)	(9,276)
Recoveries	286	323	69	388	486	1,552
Provision	(1,128)	(3,195)	2,787	54	1,514	32
Ending balance at September 30, 2012	$5,153	$5,983	$9,994	$7,058	$2,671	$30,859

The following table presents ALL activity by portfolio segment for the nine months ended September 30, 2013:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total

ALL:
Beginning balance at January 1, 2013	$3,238	$4,987	$8,701	$9,627	$2,761	$29,314
Charge-offs	(1,196)	(964)	(3,563)	(2,853)	(2,260)	(10,836)
Recoveries	1,376	2,106	962	2,363	1,399	8,206
Provision	(808)	(1,034)	2,684	(2,662)	523	(1,297)
Ending balance at September 30, 2013	$2,610	$5,095	$8,784	$6,475	$2,423	$25,387

The following table presents ALL activity by portfolio segment for the nine months ended September 30, 2012:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Beginning balance at January 1, 2012	$5,776	$11,995	$8,885	$11,063	$1,641	$39,360
Charge-offs	(2,774)	(8,761)	(4,805)	(3,594)	(3,646)	(23,580)
Recoveries	777	1,169	447	725	1,084	4,202
Provision	1,374	1,580	5,467	(1,136)	3,592	10,877
Ending balance at September 30, 2012	$5,153	$5,983	$9,994	$7,058	$2,671	$30,859
The following table details the recorded investment in loans related to each segment in the allowance for loan losses by portfolio segment and disaggregated on the basis of impairment evaluation methodology at September 30, 2013:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Individually evaluated for impairment	$—	$1	$446	$39	$—	$486
Collectively evaluated for impairment	2,576	4,347	7,811	3,869	2,232	20,835
PI loans evaluated for credit impairment	34	747	527	2,567	191	4,066
PI loans with no credit deterioration	—	—	—	—	—	—
Total ALL	$2,610	$5,095	$8,784	$6,475	$2,423	$25,387
Loans held for investment
Individually evaluated for impairment	$416	$9,998	$13,060	$28,846	$—	$52,320
Collectively evaluated for impairment	57,783	47,348	575,490	242,062	43,546	966,229
PI loans with subsequent credit deterioration	8,821	8,258	26,661	103,028	1,084	147,852
PI loans with no credit deterioration	2,597	1,938	3,051	21,150	5	28,741
Total loans	$69,617	$67,542	$618,262	$395,086	$44,635	$1,195,142
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

Troubled Debt Restructuring
The following tables presents a breakdown of troubled debt restructurings that were restructured during the three months and nine months ended September 30, 2013 and September 30, 2012, segregated by portfolio segment:

	Three Months Ended September 30, 2013			For Three Months Ended September 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(dollars in thousands)	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
Commercial and agricultural	—	$—	$—	—	$—	$—
Real estate - construction	—	—	—	—	—	—
Real estate - mortgage:
1-4 family residential	—	—	—	1	202	202
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	$—	1	$202	$202

	For Nine Months Ended September 30, 2013			For Nine Months Ended September 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(dollars in thousands)	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
Commercial and agricultural	—	$—	$—	—	$—	$—
Real estate - construction	—	—	—	9	2,526	1,603
Real estate - mortgage:
1-4 family residential	9	2,733	2,630	3	260	260
Commercial	2	1,611	1,195	8	1,356	1,353
Consumer	—	—	—	—	—	—
Total	11	$4,344	$3,825	20	$4,142	$3,216

During the three months ended September 30, 2013, we did not modify any loans. During the three months ended September 30, 2012, we modified one loan that was considered to be a troubled debt restructuring. We extended the term for this loan but did not modify the interest rate.
During the nine months ended September 30, 2013, we modified eleven loans that were considered to be troubled debt restructurings. We extended the terms for two of these loans, modified the interest rate for one of these loans, and modified the remaining eight loans in both ways. During the nine months ended September 30, 2012, we modified 20 loans that were considered to be troubled debt restructurings. We extended the terms for 16 of these loans, the interest rate was lowered for two of these loans, and the remaining two loans were modified for multiple reasons.
There were no loans restructured in the twelve months prior to September 30, 2013 that went into default during the three months or nine months ended September 30, 2013. There were also no loans restructured in the twelve months prior to September 30, 2012 that went into default during the three months or nine months ended September 30, 2012.
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
The reserve for unfunded commitments was $0.5 million as of September 30, 2013 and $0.6 million at December 31, 2012.

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
Total OREO and personal property acquired in settlement of loans decreased $30.0 million during the first nine months of 2013 from $63.1 million at December 31, 2012, to $33.2 million at September 30, 2013. This represents 39% of total nonperforming assets. At December 31, 2012, OREO and personal property acquired in settlement of loans represented 44% of total nonperforming assets.
The following table summarizes OREO and personal property acquired in settlement of loans at the periods indicated:

(dollars in thousands)	September 30, 2013	December 31, 2012
Real estate acquired in settlement of loans	$33,123	$62,796
Personal property acquired in settlement of loans	56	335
Total property acquired in settlement of loans	$33,179	$63,131
The following tables summarize the changes in real estate acquired in settlement of loans at the periods indicated:

	For Three Months Ended
(dollars in thousands)	September 30, 2013	September 30, 2012
Real estate acquired in settlement of loans, beginning of period	$35,662	$86,183
Plus: New real estate acquired in settlement of loans	3,610	9,746
Less: Sales of real estate acquired in settlement of loans	(6,411)	(13,826)
Less: Write-downs and net gain (loss) on sales charged to expense	262	(1,621)
Real estate acquired in settlement of loans, end of period	$33,123	$80,482

	For Nine Months Ended
(dollars in thousands)	September 30, 2013	September 30, 2012
Real estate acquired in settlement of loans, beginning of period	$62,796	$110,009
Plus: New real estate acquired in settlement of loans	10,403	24,766
Less: Sales of real estate acquired in settlement of loans	(37,072)	(38,202)
Less: Write-downs and net loss on sales charged to expense	(3,004)	(16,091)
Real estate acquired in settlement of loans, end of period	$33,123	$80,482

At September 30, 2013, 13 assets with a net carrying amount of $7.2 million were under contract for sale. Estimated losses on these sales have been recognized in the Consolidated Statements of Operations in the first nine months of 2013.
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

(dollars in thousands, except per share data)	For Three Months Ended		For Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Income (Loss) from continuing operations, net of tax	$4,006	$(4,712)	$(3,773)	$(33,682)
Loss from discontinued operations, net of tax	—	—	—	(27)
Net income (loss) to common shareholders	$4,006	$(4,712)	$(3,773)	$(33,709)
Weighted average number of common shares outstanding - basic and diluted	21,738,770	21,588,027	21,722,536	21,294,727
Net income (loss) per common share from continuing operations - basic and diluted	$0.18	$(0.22)	$(0.17)	$(1.58)
Net loss per common share from discontinued operations - basic and diluted	—	—	—	—
Net income (loss) per common share - basic and diluted	$0.18	$(0.22)	$(0.17)	$(1.58)

During the three months and nine months ended September 30, 2013 and 2012, the price of the Company's common stock (as quoted on the Nasdaq Capital Market) was below the exercise price of all vested stock options and the common stock warrant. As a result, the options and warrants were considered antidilutive and thus are not included in the diluted share calculation. For the three months and nine months ended September 30, 2013, there were 23,197 antidilutive shares. For the three and nine months ended September 30, 2012, there were 23,347 antidilutive shares. Of the antidilutive shares, the number of shares relating to stock options were 1,125 for the three months and nine months ended September 30, 2013, and 1,275 for both the three months and nine months ended September 30, 2012, while the number relating to the warrant was 22,072 for all periods presented.

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
During 2012, we began originating residential mortgage loans for sale in the secondary market. We have established guidelines in originating, selling loans to Fannie Mae, and retaining or selling the loan servicing rights. The commitments to borrowers to originate residential mortgage loans and the forward sales commitments to investors are freestanding derivative instruments. As such, they do not qualify for hedge accounting treatment, and the fair value adjustments for these instruments is recorded through the Consolidated Statements of Operations in mortgage loan income. The fair market value of mortgage banking derivatives at September 30, 2013 was recorded in the consolidated balance sheet in Other Assets.

	Gain (Loss) Recognized
(dollars in thousands)	For Three Months Ended		For Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Derivatives not designated as hedging instruments:
Mortgage loan rate lock commitments	$20	$13	$8	$13
Mortgage loan forward sales	(102)	120	(196)	298
Total	$(82)	$133	$(188)	$311

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
Loans Held for Investment
We do not record loans held for investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as impaired, management determines the fair value of the loan to quantify impairment, should such exist. The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans. At September 30, 2013 and December 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. We record impaired loans as nonrecurring Level 3.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Assets and liabilities carried at fair value on a recurring basis at September 30, 2013 for continuing operations are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities:
U.S. government sponsored agencies	$2,082	$—	$2,082	$—
Residential mortgage-backed securities-GSE	357,447	—	357,447	—
Residential mortgage-backed securities-Private	21,258	—	21,258	—
Commercial mortgage-backed securities-GSE	21,644		21,644
Commercial mortgage-backed securities-Private	9,633	—	9,633	—
Business Development Company investment	2,640	2,640	—	—
Corporate notes	25,008	—	25,008	—
Total available-for-sale debt securities	439,712	2,640	437,072	—
Mortgage servicing rights	1,482	—	—	1,482
Total assets at fair value from continuing operations	$441,194	$2,640	$437,072	$1,482
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
The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods indicated:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Servicing Rights
(dollars in thousands)	Three Months Ended September 30,
	2013	2012
Balance, beginning of period	$1,337	$25
Total gains or losses (realized/unrealized):
Included in earnings, gross	235	225
Less amortization	(90)	(2)
Balance, end of period	$1,482	$248

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Servicing Rights
(dollars in thousands)	Nine Months Ended September 30,
	2013	2012
Beginning balance at January 1,	$726	$—
Total gains or losses (realized/unrealized):
Included in earnings, gross	959	250
Less amortization	(203)	(2)
Balance, end of period	$1,482	$248

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

Assets measured at fair value on a nonrecurring basis are included in the following table at September 30, 2013 for continuing operations:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$2,477	$—	$—	$2,477
Other real estate owned	25,271	—	—	25,271
Total assets at fair value from continuing operations	$27,748	$—	$—	$27,748
Assets measured at fair value on a nonrecurring basis are included in the following table at December 31, 2012 for continuing operations:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$13,575	$—	$—	$13,575
Other real estate owned	48,480	—	—	48,480
Total assets at fair value from continuing operations	$62,055	$—	$—	$62,055
There are no assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2013 or December 31, 2012 for discontinued operations.
Quantitative Information about Level 3 Fair Value Measurements

(dollars in thousands)	Fair Value at September 30, 2013	Valuation Techniques	Unobservable Input	Range

Impaired loans, net	$2,477	Discounted appraisals	Collateral discounts	6.00% - 40.00%
Other real estate owned	25,271	Discounted appraisals	Collateral discounts	6.00% - 40.00%
Mortgage servicing rights	1,482	Discounted cash flows	Prepayment rate	10.00% - 25.00%
Mortgage servicing rights			Discount rate	6.00% - 10.00%

(dollars in thousands)	Fair Value at December 31, 2012	Valuation Techniques	Unobservable Input	Range

Impaired loans, net	$13,575	Discounted appraisals	Collateral discounts	6.00%-40.00%
Other real estate owned	48,480	Discounted appraisals	Collateral discounts	6.00%-40.00%
Mortgage servicing rights	726	Discounted cash flows	Prepayment rate	10.00% - 30.00%
Mortgage servicing rights			Discount rate	6.00% - 12.00%
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
Borrowed funds. The carrying value of retail repurchase agreements is considered to be a reasonable estimate of fair value. The fair value of FHLB advances and other borrowed funds is estimated using the rates currently offered for advances of similar remaining maturities and is classified as Level 2. For the long term note payable, the current market rate for similar debt is substantially equal to the rate on this note, so its fair value approximates its carrying value.
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

The estimated fair values of financial instruments for continuing operations are as follows at the periods indicated:

	At September 30, 2013
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets of Continuing Operations:
Cash and cash equivalents	$103,074	$103,074	$103,074	$—	$—
Investment securities: Available-for-sale	439,712	439,712	2,640	437,072	—
Investment securities: Held-to-maturity	153,684	146,474	—	146,474	—
Loans held for sale	2,734	2,734	—	2,734	—
Loans, net	1,169,755	1,137,425	—	—	1,137,425
Accrued interest receivable	6,527	6,527	—	1,735	4,792
Financial Liabilities of Continuing Operations:
Deposits	1,790,608	1,791,409	—	1,791,409	—
Retail repurchase agreements	12,422	12,422	—	12,422	—
Federal Home Loan Bank advances	73,295	77,010	—	77,010	—
Long term notes payable	5,244	5,244	—	—	5,244
Junior subordinated debentures	56,702	21,818	—	—	21,818
Accrued interest payable	2,410	2,410	—	439	1,971

	At December 31, 2012
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets of Continuing Operations:
Cash and cash equivalents	$239,610	$239,610	$239,610	$—	$—
Investment securities: Available-for-sale	564,850	564,850	—	564,850	—
Loans held for sale	6,974	6,974	—	6,974	—
Loans, net	1,147,721	1,140,088	—	—	1,140,088
Accrued interest receivable	6,102	6,102	—	1,812	4,290
Financial Liabilities of Continuing Operations:
Deposits	1,906,988	1,910,927	—	1,910,927	—
Retail repurchase agreements	8,675	8,675	—	8,675	—
Federal Home Loan Bank advances	58,328	62,950	—	62,950	—
Junior subordinated debentures	56,702	18,760	—	—	18,760
Accrued interest payable	2,111	2,111	—	937	1,174
There were no transfers between valuation levels for any assets during the three and nine months ended September 30, 2013. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period when the assets are valued.

10. Accumulated Other Comprehensive Income

The following table presents the changes in our accumulated other comprehensive income (loss), net of tax, by component for the period indicated:

(Dollars in thousands)	Unrealized Gains (Losses) on Available For Sale Securities	Defined Benefit Plan Items	Total

Beginning balance January 1, 2013	$3,650	$(3,973)	$(323)
Other comprehensive income (loss) before reclassifications	(12,221)	—	(12,221)
Amounts reclassified from accumulated other comprehensive income	(1,679)	(461)	(2,140)
Net current period other comprehensive income	(13,900)	(461)	(14,361)
Ending balance September 30, 2013	$(10,250)	$(4,434)	$(14,684)

The following table presents the reclassifications out of our accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2013:

(Dollars in thousands)	Amount Reclassified from AOCI
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Line Item in the Consolidated Statement of Operations
Available for sale securities:
Net realized gains on sale of securities	$(50)	$(2,773)	Securities gains (losses), net
Income tax benefit (expense)	19	1,095	Income tax benefit (expense)
Total, net of tax	(31)	(1,678)

Defined benefit plan items:
Net actuarial gains	(249)	(762)	Personnel expense
Income tax benefit (expense)	95	301	Income tax benefit (expense)
Total, net of tax	(154)	(461)
Total reclassifications for the period	$(185)	$(2,139)

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
Forward-looking statements contained in this quarterly Report on Form 10-Q are based on current expectations, estimates and projections about our business, management's beliefs and assumptions made by management. These statements are not guarantees of our future performance and involve certain risks, uncertainties and assumptions (called Future Factors), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. Future factors include, without limitation:

•	financial resources in the amount, at the times and on the terms required to support our future business;

•	changes in interest rates, spreads on earning assets and interest-bearing liabilities, the shape of the yield curve and interest rate sensitivity;

•	a prolonged period of low interest rates;

•	continued and increased credit losses and material changes in the quality of our loan portfolio;

•	continued decline in the value of our OREO;

•	increased competitive pressures in the banking industry or in our markets;

•	less favorable general economic conditions, either nationally or regionally, resulting in, among other things, a reduced demand for credit or other services;

•	a slowdown in the housing markets, or an increase in interest rates, either of which may reduce demand for mortgages;

•	changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board and Federal, State and local taxing authorities;

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

Financial highlights are presented in the accompanying table.
Selected Financial Data

(dollars in thousands, except per share data)	As of and for Three Months Ended		As of and for Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Income Statement Data
Net interest income	$17,382	$15,202	$47,969	$46,431
Provision for (recovery of) loan losses	(350)	32	(1,297)	10,877
Noninterest income	4,487	4,643	16,267	15,001
Noninterest expense	17,927	24,602	66,931	84,365
Income (Loss) from continuing operations, before income taxes	4,292	(4,789)	(1,398)	(33,810)
Income (Loss) from continuing operations, net of tax	4,006	(4,712)	(3,773)	(33,682)
Loss from discontinued operations, net of tax	—	—	—	(27)
Net income (loss)	4,006	(4,712)	(3,773)	(33,709)
Net income (loss) to common shareholders	4,006	(4,712)	(3,773)	(33,709)
Period End Balances
Assets	$2,037,173	$2,238,065	$2,037,173	$2,238,065
Loans held for sale (1)	2,734	8,212	2,734	8,212
Loans held for investment (2)	1,195,142	1,231,795	1,195,142	1,231,795
Allowance for loan losses (1)	25,387	30,859	25,387	30,859
Goodwill	4,205	4,205	4,205	4,205
Deposits	1,790,608	1,982,253	1,790,608	1,982,253
Borrowings	147,663	124,474	147,663	124,474
Shareholders' equity	80,802	106,873	80,802	106,873
Average Balances
Assets	$2,002,237	$2,247,437	$2,057,905	$2,322,484
Loans held for sale (1)	2,798	4,769	4,085	4,669
Loans held for investment (2)	1,185,559	1,257,460	1,146,248	1,253,252
Allowance for loan losses (1)	25,681	38,098	28,243	38,898
Goodwill	4,205	4,205	4,205	4,105
Deposits	1,775,529	1,989,669	1,822,906	2,054,628
Borrowings	131,033	125,621	126,650	124,221
Shareholders' equity	75,740	107,628	86,708	117,953
Per Common Share Data
Net income (loss) per common share from continuing operations - basic and diluted	$0.18	$(0.22)	$(0.17)	$(1.58)
Net loss per common share from discontinued operations - basic and diluted	—	—	—	—
Net income (loss) per common share - basic and diluted	0.18	(0.22)	(0.17)	(1.58)
Book value (3)	3.72	4.95	3.72	4.95
Tangible book value (3)	3.19	4.41	3.19	4.41
Performance Ratios
Return on average assets	0.79%	(0.83)%	(0.25)%	(1.94)%
Return on average tangible assets (3)	0.80	(0.84)	(0.25)	(1.95)

Return on average equity	20.98	(17.42)	(5.82)	(38.17)
Return on average tangible equity (3)	24.71	(19.52)	(6.71)	(42.40)
Net interest margin (tax equivalent)	3.76	2.95	3.41	2.94
Core noninterest expense as a percentage of average assets (3)	3.42	3.37	3.56	3.22
Asset Quality Ratios
Allowance for loan losses to period end loans held for investment (1)	2.12%	2.51%	2.12%	2.51%
Nonperforming loans to period end allowance for loan losses (1)	201.71	279.15	201.71	279.15
Net annualized charge-offs (recoveries) to average loans held for investment	(0.22)	2.46	0.31	2.06
Nonperforming loans to loans held for investment (4)	4.28	6.99	4.28	6.99
Nonperforming assets to total assets (4)	4.14	7.46	4.14	7.46
Capital and Liquidity Ratios
Average equity to average assets	3.78%	4.79%	4.21%	5.08%
Leverage capital	5.83	5.68	5.83	5.68
Tier 1 risk-based capital	9.18	9.60	9.18	9.60
Total risk-based capital	12.38	12.47	12.38	12.47
Average loans held for investment to average deposits	66.77	63.20	62.88	61.00
Average loans held for investment to average deposits and borrowings	62.18	59.45	58.80	57.52

(1) Excludes discontinued operations.
(2) Loans held for investment, net of unearned income, before allowance for loan losses.
(3) Refer to the "Non-GAAP Measures" section in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(4) Nonperforming loans and nonperforming assets include loans past due 90 days or more that are still accruing interest.

Overview
CommunityOne Bancorp, or "COB" or the "Company" (which also refers to us and our subsidiaries on a consolidated basis), is a bank holding company incorporated in 1984 under the laws of the State of North Carolina. Through our ownership of CommunityOne Bank, N.A., or the "Bank", a national banking association headquartered in Asheboro, North Carolina, we offer a complete line of consumer, wealth management, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers through operations located throughout central, southern and western North Carolina. The Bank also holds the stock of Dover Mortgage Company (“Dover”) and First National Investor Services, Inc. Dover previously engaged in the business of originating, underwriting and closing mortgage loans for sale in the secondary market. Dover ceased operations in the first quarter of 2011 and filed for Chapter 11 bankruptcy on February 15, 2012. First National Investor Services, Inc. holds deeds of trust for the Bank.
COB also owns Granite Mortgage, Inc., which ceased mortgage operations in 2009 and filed for Chapter 11 bankruptcy on February 15, 2012, and FNB United Statutory Trust I, FNB United Statutory Trust II, and Catawba Valley Capital Trust II, which were formed to facilitate the issuance of trust preferred securities.
On October 21, 2011, as part of the recapitalization of COB, COB acquired Bank of Granite Corporation and its subsidiary bank, Bank of Granite, through the merger of a wholly owned subsidiary of ours into Granite Corp. (the “Merger”). Bank of Granite was merged into the Bank on June 8, 2013. Our shareholders approved an amendment in our articles of incorporation to change our name from FNB United Corp. to CommunityOne Bancorp on June 20, 2013. This change, along with a change in our stock symbol from FNBN to COB, was implemented on July 1, 2013.
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
Progress on 2013 goals
As previously disclosed, we established four goals for 2013:

1.	Complete the merger of Bank of Granite into the Bank during the second quarter of 2013,

2.	Return the Company to profitability in the second half of 2013,

3.	Continue to reduce problem asset levels and improve asset quality, and

4.	Continue efforts to restore COB and the Bank to a satisfactory condition.
We completed our first goal during the second quarter when we successfully merged the Bank of Granite into the Bank. As a result of this merger, we consolidated six overlapping branches and our ATM network, completed our consolidation of operational functions, and completed our merger-related activities - all reducing the Bank's ongoing operating costs. Also at the end of the second quarter, we closed two additional branches to further reduce operating costs.
As a result of these efforts, we achieved the second goal by returning the Company to profitability in the third quarter, the first operating profit for the Company since the second quarter of 2008. In the third quarter, we had net income of $4.0 million, a $7.2 million improvement from the second quarter’s $(3.2) million net loss. Net of non-core items, our core earnings (see "Non-GAAP Measures" for further discussion) were $4.7 million in the third quarter. Net interest margin expanded to 3.76% in the second quarter from 3.27% in the second quarter of 2013, an increase of 49 basis points, as we received the full quarter of benefit of the deployment during the second quarter of lower yielding cash balances into the loan and securities portfolios, increasing the earning asset yield during the quarter by 44 basis points to 4.29%. The yield on the securities portfolio rose to 2.51%, from 2.44% in the second quarter of 2013, based on second quarter portfolio additions and yield increases in mortgage backed securities as a result of declines in expected prepayment speeds. The cost of interest-bearing deposits again fell 3 basis points during the quarter, the same as the second quarter, to 0.51%, from 0.54%, as a result of deposit mix and relationship focus strategies.
During the third quarter, we continued to make excellent progress in reducing the level of nonperforming assets. Asset quality improved again during the third quarter, with nonperforming loans declining 13%, or $7.8 million, to 4.28% of loans. OREO declined 7%, or $2.6 million, during the third quarter. In total, for the third quarter, nonperforming assets were reduced by $10.4 million, or 11%. We achieved very strong credit performance in the third quarter, with net recoveries on loans of $0.7 million, net recovery of loan losses of $0.4 million and net recovery on OREO, net of expenses, of $0.1 million. We do not expect significant additional OREO write-downs net of recoveries during the remainder of the year as we accelerated OREO appraisals for all OREO in the second quarter. Our year to date annualized loan charge-off rate was 0.31%, and at September 30, 2013 our allowance for loan losses was 2.12% of our loans held for investment.

Lastly, this quarter we also made important progress to restore our Company to a satisfactory condition. On September 27, 2013 the Department of Justice terminated the Deferred Prosecution Agreement relating to the Bank’s Bank Secrecy Act/Anti-Money Laundering program and the related case against the Bank that was pending in the U.S. District Court for the Western District of North Carolina dismissed. On November 5, 2013, the Federal Reserve Bank of Richmond (“FRBR”) terminated its Written Agreement with the Company which had been entered into on October 21, 2010. The Written Agreement had required, among other things, that the Company use its financial and managerial resources to serve as a source of strength to the Bank. With the termination of the Written Agreement the Company and the Bank are no longer subject to any formal supervisory orders.With the return of the Company to profitability this quarter, and the impact of other changes implemented since the recapitalization of the Company in 2011, we expect further progress in restoring the Company to a satisfactory condition in coming quarters.
Results of Operations
Net Interest Income
Our principal source of revenue is net interest income. Net interest income is the difference between interest income earned on interest-earning assets, primarily loans and investment securities, and interest expense paid on interest-bearing deposits and other interest-bearing liabilities. The net interest margin measures how effectively we manage the mix of interest-earning assets and interest-bearing liabilities and the difference between the interest income earned on interest-earning assets and the interest expense paid for funds to support those assets. Changes in the mix of interest-earning assets and interest-bearing liabilities, changes in the interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities, the rate of growth of the interest-earning assets and interest-bearing liabilities base, the ratio of interest-earning assets to interest-bearing liabilities, and the management of interest rate sensitivity factor into fluctuations within net interest income. An analysis is presented in the Average Balances and Net Interest Income Analysis - Third Quarter for the three month periods ended September 30, 2013 and 2012, and in the Average Balances and Net Interest Income Analysis - Nine Months for the nine month periods ended September 30, 2013 and 2012.
Net interest margin (taxable equivalent) improved 81 basis points from 2.95% in the third quarter of 2012 to 3.76% in the third quarter of 2013. Net interest income on a taxable equivalent basis was $17.4 million for the three month period ended September 30, 2013, an increase of $2.1 million from $15.3 million for the same period in 2012. The increase in interest income is a result of higher yields on loans as a result of reduced levels of nonaccruing loans, the impact on accretion of income in the Purchased Impaired loan portfolio of improved cash flow forecasts for that portfolio, and the result of deploying cash invested at low short term rates into higher-yielding and longer term securities. During the third quarter of 2013, the accretion of purchase accounting marks totaled $2.1 million, compared to $1.4 million in the third quarter of 2012. The yield on investment securities continued to improve as a result of investments purchased in the second quarter of 2013 and the impact of prepayment expectations as a result of rising interest rates in the mortgage-backed security portfolio.
The yield on average earning assets increased by 56 basis points during the third quarter of 2013 to 4.29% from 3.73% in the third quarter of 2012. The cost of interest-bearing liabilities declined during the third quarter of 2013 by 25 basis points to 0.61% compared to 0.86% in the third quarter of 2012, primarily as a result of the deposit mix shift to lower rate demand, savings and money market deposits, declines in interest rates on all deposit products, and lower rates on FHLB borrowings as the Company converted $50 million of fixed rate FHLB advances to floating rate during the second quarter. The cost of interest-bearing deposits declined 25 basis points, or 33%, from 0.76% for the third quarter of 2012 to 0.51% for the third quarter of 2013 as the percentage of CDs in our deposit portfolio declined from 42.2% to 34.0% at September 30, 2012 and 2013, respectively.
The following table summarizes the average balance sheets and net interest income/margin analysis for the three months ended September 30, 2013 and 2012. The interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively.

Average Balances and Net Interest Income Analysis - Third Quarter

	Three Months Ended September 30,
	2013			2012
			Average			Average
(dollars in thousands)	Average	Income /	Yield /	Average	Income /	Yield /
	Balance (3)	Expense	Rate	Balance (3)	Expense	Rate
Interest-earning assets:
Loans (1)(2)	$1,188,357	$16,012	5.35%	$1,262,229	$16,312	5.14%
Taxable investment securities	595,773	3,774	2.51	475,032	2,667	2.23
Other earning assets	55,229	115	0.83	317,932	276	0.35
Total earning assets	1,839,359	19,901	4.29	2,055,193	19,255	3.73

Noninterest-earning assets:
Cash and due from banks	27,401			31,202
Goodwill and other intangible assets	11,402			11,502
Other assets, net	124,075			149,540
Total assets	$2,002,237			$2,247,437

Interest-bearing liabilities:
Interest-bearing demand deposits	$330,934	$253	0.30%	$346,289	$335	0.38%
Savings deposits	80,412	21	0.10	73,274	28	0.15
Money market deposits	445,639	265	0.24	445,192	436	0.39
Time deposits	618,284	1,355	0.87	867,963	2,521	1.16
Total interest-bearing deposits	1,475,269	1,894	0.51	1,732,718	3,320	0.76
Retail repurchase agreements	10,871	6	0.22	10,574	6	0.23
Federal Home Loan Bank advances	59,932	289	1.91	58,345	391	2.67
Other borrowed funds	60,230	282	1.86	56,702	288	2.02
Total interest-bearing liabilities	1,606,302	2,471	0.61	1,858,339	4,005	0.86

Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	300,260			256,951
Other liabilities	19,935			24,519
Shareholders' equity	75,740			107,628
Total liabilities and shareholders' equity	$2,002,237			$2,247,437

Net interest income and net yield on earning assets (4)		$17,430	3.76%		$15,250	2.95%

Interest rate spread (5)			3.68%			2.87%
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

Net interest income on a taxable equivalent basis was $48.1 million for the nine month period ended September 30, 2013, an increase of $1.5 million from $46.6 million for the same period in 2012. The increase in net interest income was as a result of a shift in mix of the earning asset base to loans and securities away from cash invested at low interest rates, a decrease in interest-bearing liability levels of $252 million, an improvement in the level of low cost core deposits, and a decrease in the rates paid on those liabilities, offset by an overall reduction in the earning asset base of $216 million.
Net interest margin (taxable equivalent) improved 47 basis points from 2.94% in the first nine months of 2012 to 3.41% in the first nine months of 2013. As described above, the increase was attributable primarily to the deployment of cash from low yielding bank accounts to higher-yielding investment securities, as well as management's strategy to shift the mix of deposits to lower rate demand, savings and money market deposits. The yield on average earning assets increased by 20 basis points during the first nine months of 2013 to 3.98% from 3.78% in the comparable portion of 2012. The increase in average yield was the result of deploying cash invested at low short term rates into higher-yielding and longer term securities, partially offset by a decline in loan and investment securities portfolio yields. The cost of interest-bearing liabilities declined during the first nine months of 2013 by 26 basis points to 0.65% compared to 0.91% in the same period of 2012, primarily as a result of the deposit mix shift to low cost core deposits and, declines in interest rates on all deposit products. During the second quarter of 2013, we restructured $50 million of Federal Home Loan Bank advances from fixed rate to floating rate, which further reduced interest costs. The cost of interest-bearing deposits declined 29 basis points, or 35%, from 0.83% for the first nine months of 2012 to 0.54% for the comparable period of 2013.
The following table summarizes the average balance sheets and net interest income/margin analysis for the nine months ended September 30, 2013 and 2012. The interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively.

Average Balances and Net Interest Income Analysis - Nine Months

	Nine Months Ended September 30,
	2013			2012
			Average			Average
(dollars in thousands)	Average	Income /	Yield /	Average	Income /	Yield /
	Balance (3)	Expense	Rate	Balance (3)	Expense	Rate
Interest-earning assets:
Loans (1)(2)	$1,150,333	$45,315	5.27%	$1,257,921	$50,601	5.37%
Taxable investment securities	579,599	10,366	2.39	456,836	8,238	2.41
Other earning assets	158,210	524	0.44	398,463	937	0.31
Total earning assets	1,888,142	56,205	3.98	2,113,220	59,776	3.78

Noninterest-earning assets:
Cash and due from banks	30,566			31,668
Goodwill and other intangible assets	11,474			11,754
Other assets, net	127,723			165,731
Assets of discontinued operations	—			111
Total assets	$2,057,905			$2,322,484

Interest-bearing liabilities:
Interest-bearing demand deposits	$346,730	$784	0.30%	$348,145	$1,099	0.42%
Savings deposits	79,293	60	0.10	72,187	81	0.15
Money market deposits	450,197	759	0.23	439,296	1,418	0.43
Time deposits	669,197	4,628	0.92	943,897	8,646	1.22
Total interest-bearing deposits	1,545,417	6,231	0.54	1,803,525	11,244	0.83
Retail repurchase agreements	9,303	15	0.22	9,163	23	0.34
Federal Home Loan Bank advances	58,862	1,037	2.36	58,356	1,057	2.42
Other borrowed funds	58,485	809	1.85	56,702	877	2.07
Total interest-bearing liabilities	1,672,067	8,092	0.65	1,927,746	13,201	0.91

Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	277,489			251,103
Other liabilities	21,641			25,682
Shareholders' equity	86,708			117,953
Total liabilities and shareholders' equity	$2,057,905			$2,322,484

Net interest income and net yield on earning assets (4)		$48,113	3.41%		$46,575	2.94%

Interest rate spread (5)			3.33%			2.87%
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

During the three month and nine months periods ended September 30, 2013, the provision for (recovery of) loan losses, excluding discontinued operations, was $(0.4) million and $(1.3) million, respectively, compared to $32 thousand and $10.9 million, respectively, in the same periods of 2012, as a result of reductions in nonperforming loans, the impact of declining loss rates net of recoveries in recent periods, and an increase in forecasted cash flows for Granite PI loans that resulted in the reversal of previously recorded impairment on pools of loans within this portfolio.

We have also experienced lower net charge-offs, reduced levels of classified assets and lower levels of past dues compared to 2012, primarily as a result of reductions in the overall size of the loan portfolio and lower levels of nonperforming loans. During the three and nine month periods ended September 30, 2013, net charge-offs (recoveries) totaled $(0.7) million and $2.6 million, respectively, or (0.22)% and 0.31% of annualized average loans, respectively. These charge-off levels are improved from net charge-offs of $7.7 million and $19.4 million, respectively, or 2.46% and 2.06% of annualized average loans, respectively, for the three and nine month periods ended September 30, 2012.

Noninterest Income

Noninterest income includes mortgage banking income, fees and service charges on deposit accounts, fees from cardholder and merchant services, fees and commissions related to trust and investment services, gains and losses on the sales of securities, and all other types of noninterest revenue.

For the three months ended September 30, 2013, noninterest income was $4.5 million compared to $4.6 million for the same period in 2012, a decrease of $156 thousand, or 3%, primarily the result of a $308 thousand decline in mortgage loan income compared to the same period of 2012, partially offset by smaller increases in cardholder and merchant services income and trust income. Core noninterest income, which excludes securities gains and losses, was $4.4 million, a decrease of $239 thousand from the third quarter of 2012. See "Non-GAAP Measures" for further discussion. Service charge income was $80 thousand higher as compared to the third quarter of 2012, or 4.5%.

For the nine months ended September 30, 2013, noninterest income was $16.3 million compared to $15.0 million for the same period in 2012, an increase of $1.3 million, or 8%, primarily the result of a $0.8 million increase in net gains on sales of investment securities in the first nine months of 2013, compared to the same period in 2012. Core noninterest income was $13.5 million, compared to $13.1 million in the first nine months of 2012. Mortgage loan income increased $1.0 million as we had a full nine months of loan sales to Fannie Mae in 2013. Service charge income was $0.5 million lower as compared to the first nine months of 2012 primarily as a result of a one-time 60 day fee waiver given to customers at the Bank as part of the product conversion completed in February of 2013, and the impact of changes to NSF policies and overdraft protection products beginning in the second half of 2012.

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Noninterest Income
Service charges on deposit accounts	$1,858	$1,778	$4,915	$5,424
Mortgage loan income	420	728	2,085	1,051
Cardholder and merchant services income	1,161	1,119	3,403	3,436
Trust and investment services	329	234	964	692
Bank owned life insurance	267	290	805	910
Other service charges, commissions and fees	365	252	960	777
Securities (loss)/gains, net	50	(33)	2,773	1,923
Other income	37	275	362	788
Total noninterest income	4,487	4,643	16,267	15,001
Less:
Securities (loss) gains, net	50	(33)	2,773	1,923
Core noninterest income (1)	$4,437	$4,676	$13,494	$13,078
(1) See "Non-GAAP Measures"
Noninterest Expense
Noninterest expense includes salary and employee benefits, occupancy and equipment, and other expenses associated with our operations, in addition to credit related expenses related to OREO and loan collections, and one-time merger-related expenses incurred to acquire and integrate Granite.

Noninterest expenses were $17.9 million in the third quarter of 2013 compared to $24.6 million in the same period of 2012, a decrease of $6.7 million, or 27%. The decrease in noninterest expense was primarily attributable to a $3.7 million decrease in OREO expense, as a result of our substantial reduction in OREO assets from the prior year and stabilizing real estate prices during 2013. Professional fees declined by $1.1 million from 2012 on lower legal and consulting fees. There were no merger related expenses in the third quarter of 2013 compared to $0.9 million in 2012, while FDIC insurance premiums declined by $0.4 million as a result of our improved risk profile and lower asset balances.

For the nine months ended September 30, 2013, noninterest expenses declined $17.4 million, or 21%, from the same period of 2012, to $66.9 million. OREO expense declined $17.5 million from the first nine months of 2012, as a result of the decline in the OREO portfolio and stabilizing real estate prices during 2013 described above. Professional fees declined by $1.8 million on lower legal and consulting fees, while FDIC insurance premiums declined $0.9 million on improved credit. These declines were partially offset by loan collection expenses, which rose $1.4 million, and merger-related expense rose $1.1 million, from the prior year comparable period as a result of the completion of the bank merger in 2013. Personnel expenses rose $0.8 million from the first nine months of 2012, as we have added credit staff to manage the problem asset portfolio, and added mortgage staff and incurred mortgage commission expenses in connection with rebuilding our mortgage activities.

As a result of the level of problem assets, actions taken to dispose of assets, actions taken to restructure the balance sheet, and the expenses to acquire and integrate Granite, there are a significant number of non-core items within our noninterest expense. Excluding the items that we identify as non-core, other real estate expenses, loan collection expenses, merger-related expense, branch closure and restructuring expenses, mortgage and litigation accruals and rebranding expenses, the core noninterest expense ("Core NIE"), was $17.1 million in the third quarter of 2013. See "Non-GAAP Measures" for further discussion. This Core NIE was $1.8 million lower than Core NIE of $18.9 million in the same quarter in 2012. On a comparative basis, Core NIE as a percent of average assets was 3.42% in the third quarter of 2013, up slightly from 3.37% in the same quarter of 2012, but improved from 3.59% in the second quarter of this year. For the nine months ended September 30, 2013, Core NIE was $54.9 million, or $2.0 million lower than Core NIE of $56.9 million in the same period of 2012. Despite the reduction in Core NIE year over year, Core NIE as a percent of average assets was 3.56% in the first nine months of 2013, 34 basis points higher than 3.22% in the same period of 2012, primarily as a result of the declining asset base. As a result of the completion of the merger and the non-merger related closure of two branches in the second quarter of 2013, as well as other ongoing cost reduction efforts, we expect that cost synergies related to branch, back office and vendor consolidation will result in a lower Core NIE and Core NIE to average assets ratio in future periods.

Full-time equivalent employees averaged 610 employees for the third quarter of 2013 versus 637 employees for the third quarter of 2012. At September 30, 2013, there were 600 full-time equivalent employees.

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Noninterest Expense
Personnel expense	$9,663	$9,717	$31,149	$30,351
Net occupancy expense	1,558	1,710	5,060	4,885
Furniture, equipment and data processing expense	2,050	2,012	6,512	6,395
Professional fees	222	1,336	2,475	4,265
Stationery, printing and supplies	136	152	509	446
Advertising and marketing	150	166	994	420
Other real estate owned expense	(98)	3,602	4,116	21,594
Credit/debit card expense	627	432	1,525	1,279
FDIC insurance	646	1,056	1,980	2,879
Loan collection expense	1,120	1,119	3,784	2,379
Merger-related expense	—	939	3,498	2,357
Core deposit intangible amortization	352	352	1,056	1,056
Other expense	1,501	2,009	4,273	6,059
Total noninterest expense	17,927	24,602	66,931	84,365
Less:
Other real estate owned expense	(98)	3,602	4,116	21,594
Merger-related expense	—	939	3,498	2,357
Loan collection expense	1,120	1,119	3,784	2,379
Rebranding expenses	6	—	616	—
Granite mortgage and litigation accrual	(117)	—	(487)	1,100
Branch closure and restructuring expense	(105)	—	497	—
Core noninterest expense (1)	$17,121	$18,942	$54,907	$56,935
(1) See "Non-GAAP Measures"

Provision for Income Taxes
Excluding discontinued operations, we had income tax expense (benefit) totaling $0.3 million for the third quarter of 2013 and $(77) thousand for the third quarter of 2012. For the first nine months of 2013, we recorded income tax expense of $2.4 million, compared to income tax benefit of $128 thousand during the first nine months of 2012. Our provision for income taxes, as a percentage of loss before income taxes, excluding discontinued operations, was 6.7% and 1.6% for the three months ended September 30, 2013 and September 30, 2012, respectively, and was (169.9)% and 0.1% for the nine months ended September 30, 2013 and September 30, 2012, respectively. Income tax expense in the first nine months of 2013 is primarily the result of the reduction of deferred tax liabilities during the period, offset by an increase in the deferred tax assets arising from losses in the investment securities portfolio for which no valuation allowance is required.
Balance Sheet Review
Total assets at September 30, 2013 were $2,037.2 million, a decrease of $114.4 million, or 5.3%, compared to total assets of $2,151.6 million at December 31, 2012.
Cash and interest-bearing balances were $103.1 million at September 30, 2013, a decrease of $136.5 million, or 57%, compared to $239.6 million at December 31, 2012, primarily attributable to the use of cash to purchase investment securities, purchase of residential loan pools and to fund reductions in the deposit portfolio.
Total investment securities increased $28.5 million during the first nine months of 2013, from $564.9 million at December 31, 2012 to $593.4 million at September 30, 2013, an increase of 5%. The portfolio is comprised of U.S. federal agency securities and federal agency MBSs (GSE), private residential MBSs, commercial MBSs (GSE), private commercial MBSs, Business Development Company investments and corporate debt securities. During the first quarter of 2013, we began to purchase investment securities to be held to maturity. At September 30, 2013 there were $153.7 million of investment securities so designated.
Gross loans held for investment increased $18.1 million, or 2%, during the first nine months of 2013, from $1,177.0 million at December 31, 2012 to $1,195.1 million at September 30, 2013. During the nine month period, we purchased $134.1 million of residential mortgage pools, reduced criticized loans by $66.2 million, and received principal payments of $55.4 million on the residential mortgage pools purchased in 2012. The pass rated loan portfolio has grown $84.3 million, or 9%, in 2013.
Other real estate owned ("OREO") and other foreclosed property decreased $30.0 million during the first nine months of 2013, from $63.1 million at December 31, 2012 to $33.2 million at September 30, 2013, as a result of $37.1 million of OREO sales and $3.0 million of write-downs and losses, partially offset by the addition of $10.4 million of OREO properties. At September 30, 2013, 13 assets with a net carrying amount of $7.2 million were under contract for sale. Estimated losses, if any, with these sales have been recognized in the Consolidated Statements of Operations in the first nine months of 2013. Actual gains, if any, will be recorded at the time of sale.
Total deposits were $1,790.6 million at September 30, 2013, a decline of $116.4 million, or 6% from $1,907.0 million at December 31, 2012. We continued to shift the mix of deposits from higher cost time deposits, including higher rate CD's and brokered CD's, towards lower rate demand, savings and money market deposits. At September 30, 2013, CD's comprised 34.0% of total deposits compared to 40.0% at December 31, 2012. Noninterest-bearing deposits increased $56.9 million, or 23%, from $251.2 million at December 31, 2012 to $308.2 million at September 30, 2013. This was primarily the result of certain accounts being mapped from interest bearing to noninterest bearing during the bank merger in June 2013. Total cost of interest-bearing deposits declined by 29 basis points from 0.83% in the first nine months of 2012 to 0.54% in the first nine months of 2013. The cost of all deposits, including noninterest-bearing deposits, fell to 0.46% for the first nine months of 2013, a decline of 27 basis points from 0.73% for the first nine months of 2012.
Shareholders' equity at September 30, 2013 was $80.8 million as compared to $98.4 million at December 31, 2012. The book value per share was $3.72 at September 30, 2013 and average equity to average assets was 4.21% for the nine months ended September 30, 2013 as compared to a book value per share of $4.54 and average equity to average assets of 5.00% for the year ended December 31, 2012. The change in shareholders' equity reflects a net loss to common shareholders for the nine months ended September 30, 2013 of $3.8 million as well as $14.4 million other comprehensive loss, net of tax, including unrealized loss on available-for-sale securities described below. We did not declare common dividends during the nine months ended September 30, 2013, and will not be able to pay any dividends until such time as we either receive or are not required to receive regulatory approval for the payment of dividends. We do not expect to pay dividends to shareholders for the foreseeable future.
Investment Securities
We evaluate all securities on a quarterly basis, and more frequently as economic conditions warrant, to determine if an other-than-temporary impairment (“OTTI”) exists. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than book value, the financial conditions and near-term prospects of the issuer, and the ability and intent of COB to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, we may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in shareholders' equity) and not recognized in income until the security is ultimately sold. As of September 30, 2013, there were no securities considered by COB to have OTTI.
During the first nine months of 2013, changes in the overall level of interest rates resulted in net unrealized losses of $22.6 million in our available-for-sale portfolio. As a result, an unrealized loss of $13.9 million in the first nine months of 2013, net of deferred taxes of $8.7 million, has been recorded in Other Comprehensive Income. We do not expect to sell these securities and realize these losses.
Asset Quality
Management considers asset quality to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. This function reports directly to the Risk Management Committee of the Board of Directors, and is independent of loan origination.
During 2013, our asset quality has continued to improve. Since December 31, 2012, nonperforming loans have declined 36% and OREO has declined 47%. We recorded net loan charge-offs of $2.6 million in the first nine months of 2013, and OREO write-downs, net of gain on sale of OREO, were $3.0 million.

Acquired Loans
Loans acquired in the Merger ("Granite Purchased Loans") include purchased impaired loans ("PI loans") and purchased contractual loans ("PC loans"). At September 30, 2013 there were $204.7 million of Granite Purchased Loans, of which $28.1 million were PC loans, $28.7 million were PI loans with no subsequent credit deterioration and $147.9 million were PI loans with subsequent credit deterioration.
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
At September 30, 2013, an ALL of $4.1 million was required for the PI loans, and these loans are presented on an accruing basis.
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
The level of nonperforming loans continued to decline, from $79.5 million or 6.75% of loans held for investment at December 31, 2012, to $51.2 million, or 4.28% of loans held for investment at September 30, 2013. OREO and repossessed assets were $33.2 million at September 30, 2013, compared to $63.1 million at December 31, 2012, a decline of $30.0 million. During the second quarter of 2013, we accelerated the periodic reappraisal of our OREO portfolio and received third party appraisals on our entire OREO portfolio. During the first nine months of 2013, we recorded net write-downs (net of gains on sales) of OREO of $3.0 million as compared to $16.1 million during the first nine months of 2012. We have experienced stabilizing real estate prices in 2013, and OREO sales in excess of additions to the portfolio. Total nonperforming assets declined 41% from $142.6 million at December 31, 2012 to $84.4 million at September 30, 2013, and represented 4.14% of total assets, an improvement from 6.63% at December 31, 2012.
Commercial real estate secured lending (including commercial, construction and land development) is a significant but decreasing portion of our commercial loan portfolio. These categories constitute $462.6 million, or approximately 39%, of our total loans held for investment portfolio at September 30, 2013, down from 43% at December 31, 2012. These categories are generally affected by changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature.
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
The allowance for loan losses of $29.3 million at December 31, 2012 decreased by 13% to $25.4 million at September 30, 2013. The ALL, as a percentage of loans held for investment, amounted to 2.12% at September 30, 2013 compared to 2.49% at December 31, 2012. Net charge-offs were $2.6 million in the first nine months of 2013 compared to net charge-offs of $19.4 million in the first nine months of 2012. Annualized net charge-offs in the first nine months of 2013 were 0.31% of average loans, compared to annualized net charge-offs of 2.06% in the same period of 2012. A substantial portion of 2013 charge-offs were related to impaired loans, with specific reserves established in prior periods.
Actual past due loans and loan charge-offs have declined and management continues to diligently work to improve asset quality. Management believes the ALL of $25.4 million at September 30, 2013 is adequate to cover probable losses inherent in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management's judgments are based on numerous assumptions about current events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of COB. Additional information on the ALL is presented in Note 5 to the consolidated financial statements.
Historical loss rates are calculated by associating losses to the risk-graded pool to which they relate for each of the previous eight quarters. Then, using a look back period consisting of the twenty most recent quarters, loss factors are calculated for each risk-graded pool using a simple average. This represents a change in methodology which began in the third quarter of 2013. Previously, we used a look back period beginning in the third quarter of 2006 and a weighted average of losses. The impact of this change was immaterial to the allowance calculation.

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

The following table presents COB's investment in loans considered to be impaired and related information on those impaired loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, not individually reviewed for impairment	$4,550	$—	$6,017	$—
Impaired loans, individually reviewed, with no impairment	49,356	—	62,282	—
Impaired loans, individually reviewed, with impairment	2,963	486	15,312	1,737
Total impaired loans *	$56,869	$486	$83,611	$1,737

Purchased impaired loans with subsequent deterioration	147,852	4,066	192,115	5,373
Purchased impaired loans with no subsequent deterioration	28,741	—	36,277	—
Total Reserves		4,552		7,110

Average impaired loans calculated using a simple average	$61,837		$94,754
* Included at September 30, 2013 and December 31, 2012 were $6.7 million and $4.5 million, respectively, in restructured and performing loans.

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
As of September 30, 2013, available borrowing under credit lines totaled $73.2 million, compared to $41.4 million at December 31, 2012. The Company can also access $314.2 million of additional borrowings from the FHLB under credit lines by pledging additional collateral.
At September 30, 2013, $94.1 million of the investment securities portfolio was pledged to secure public deposits, $18.4 million was pledged to retail repurchase agreements and $78.9 million was pledged to others, leaving $394.1 million available as lendable collateral.
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
COB's balance sheet continued to be asset-sensitive at September 30, 2013. During the year, increases in long-term interest rates that extended the duration of our fixed-rate mortgage backed investment securities portfolio, purchases of $134 million of fixed-rate residential mortgage pools and the conversion of $50 million of fixed rate FHLB advances to floating rate have reduced our overall level of asset sensitivity. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. COB's asset sensitivity is primarily derived from cash and due from banks position, prime-based commercial loans that adjust as the prime interest rate changes and the long duration of its indeterminate term deposits. These prime-based loans are primarily funded by deposits that are not expected to reprice as quickly as the loans. Since the prime rate is not expected to decline below current levels, management believes COB's risk to lower interest rates is low.

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
The prompt corrective action provisions of federal law require the federal bank agencies to take prompt corrective action to resolve problems of insured depository institutions such as the Bank. The extent of these powers depends upon whether the institution is designated as well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. The minimum capital requirements to be characterized as “well-capitalized” and “adequately capitalized,” as defined by the applicable provisions of federal law, and COB and the Bank's capital ratios as of September 30, 2013 were as follows:

			Minimum Regulatory Requirement
	CommunityOne Bancorp	CommunityOne Bank	Adequately Capitalized	Well- Capitalized
Leverage capital ratio	5.83%	7.39%	4.00%	5.00%
Tier 1 risk-based capital ratio	9.18%	11.62%	4.00%	6.00%
Total risk-based capital ratio	12.38%	12.88%	8.00%	10.00%

On June 10, 2013, the OCC terminated the Bank Consent Order; however, the Bank has continuing obligations to, among other things, adhere to its 2013 Business Plan, including maintaining the capital ratios in the Plan, and will continue to have restrictions on its ability to pay dividends. With the lifting of the Consent Order, the Bank is considered “well-capitalized” under the applicable provisions of the Federal Deposit Insurance Act. On November 5, 2013, the FRBR terminated its Written Agreement with the Company which had been entered into on October 21, 2010. The Written Agreement had required, among other things, that the Company use its financial and managerial resources to serve as a source of strength to the Bank. The Company also agreed not to declare or pay any dividends, take any dividends or other form of payment representing a reduction in capital from the Bank, make any distributions of interest, principal or other amounts on subordinated debentures or trust preferred securities or incur, increase or guarantee any debt, or repurchase or redeem shares of stock without the prior written approval of the FRBR and the Director of the Division of Banking Supervision and Regulation of the Federal Reserve. With the termination of the Written Agreement the Company and the Bank are no longer subject to any formal supervisory orders. However the Company continues to have restrictions on its ability to declare or pay dividends, distribute interest, principal or other amounts on its trust preferred securities, incurring, increasing or guaranteeing any debt, or repurchasing or redeeming any shares of stock.
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

During the third quarter of 2013, we changed a component of the calculation of our allowance for loan losses. We began using a look back period consisting of the twenty most recent quarters to calculate loss factors for each risk-graded pool. Previously, we used a look back period beginning in the third quarter of 2006.
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
A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the increased credit losses, COB continues to be in a three-year cumulative pre-tax loss position as of September 30, 2013. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset, which is difficult to overcome. Our estimate of the realization of its deferred tax assets was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years and estimated unrealized losses in the available-for-sale investment portfolio. In total, we have a net deferred tax asset of $159.3 million which is offset by a valuation allowance of $151.8 million. We did not consider future taxable income in determining the realizability of its deferred tax assets. We expect our income tax expense (benefit) will be negligible except for expense and benefit related to the change in the deferred tax liability related to available for sale securities until profitability has been restored for a reasonable time and such profitability is considered sustainable. At that time, the valuation allowance would be reversed. Reversal of the valuation allowance requires a great deal of judgment and will be based on the circumstances that exist as of that future date. If future events differ significantly from our current forecasts, we may need to increase this valuation allowance, which could have a material adverse effect on the results of operations and financial condition.
The Merger was considered a change in control for Granite Corp. under Internal Revenue Code Section 382 and the Regulations, thereunder. Accordingly, we are required to evaluate potential limitation or deferral of its ability to carryforward pre-acquisition net operating losses and to determine the amount of net unrealized built-in losses (“NUBIL”), which may be subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, NUBIL realized within 5 years of the change in control are subject to potential limitation, which for us is October 20, 2016. Through that date, we will continue to analyze our ability to utilize such losses to offset anticipated future taxable income, however, this estimate will not be known until the five-year recognition period expires. Losses limited under these provisions are generally limited to a carryforward period of 20 years, subject to the annual limitation and expire if not used by the end of that period. During the third quarter of 2013, the Company reduced its deferred tax asset by $28.3 million based on its inability to use the Granite Corp. net operating losses and built in losses that are limited due to the change in ownership that occurred at acquisition.  The net reduction in DTA is offset by a corresponding reduction in the valuation allowance. The Company believes the remaining DTA of $2.9 million related to NOL carryforwards from the Merger will be realized on a go forward basis.
The State of North Carolina passed legislation to reduce the income tax rates from 6.90% to 6.0% in 2014 and to 5.0% in 2015.  The DTA has been reduced by $5.3 million to account for the reduction in income tax rates to 5%.  The net reduction in DTA is offset by a corresponding reduction in the valuation allowance.  Beginning in the third quarter, the Company will use an effective tax rate of 38.25%, from 39.485%, based on the reduction in the North Carolina income tax rate.
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

The following tables provide a more detailed analysis of these non-GAAP measures:

(dollars in thousands, except per share data)	September 30, 2013	December 31, 2012	September 30, 2012
Total shareholders' equity	$80,802	$98,445	$106,873
Less:
Goodwill	4,205	4,205	4,205
Core deposit and other intangibles	7,197	7,495	7,369
Tangible shareholders' equity	$69,400	$86,745	$95,299
Total assets	$2,037,173	$2,151,565	$2,238,065
Less:
Goodwill	4,205	4,205	4,205
Core deposit and other intangibles	7,197	7,495	7,369
Tangible assets	$2,025,771	$2,139,865	$2,226,491
Book value per common share	$3.72	$4.54	$4.95
Effect of intangible assets	(0.53)	(0.54)	(0.54)
Tangible book value per common share	3.19	4.00	4.41

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Total noninterest expense	$17,927	$24,602	$66,931	$84,365
Less:
Other real estate owned expense	(98)	3,602	4,116	21,594
Loan collection expense	1,120	1,119	3,784	2,379
Merger-related expense	—	939	3,498	2,357
Rebranding expenses	6	—	616	—
Granite mortgage and litigation accrual	(117)	—	(487)	1,100
Branch closure and restructuring expense	(105)	—	497	—
Total non-core noninterest expense	806	5,660	12,024	27,430
Core noninterest expense	$17,121	$18,942	$54,907	$56,935

Total noninterest income	$4,487	$4,643	$16,267	$15,001
Less:
Securities gains (losses), net	50	(33)	2,773	1,923
Total non-core noninterest income	50	(33)	2,773	1,923
Core noninterest income	$4,437	$4,676	$13,494	$13,078

Income loss from continuing operations, before income taxes	$4,292	$(4,789)	$(1,398)	$(33,810)
Non-core noninterest expense	806	5,660	12,024	27,430
Less: Non-core noninterest income	(50)	33	(2,773)	(1,923)
Provision for (recovery of) loan losses	(350)	32	(1,297)	10,877
Core earnings	$4,698	$936	$6,556	$2,574

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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Sections 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934), was carried out under the supervision and with the participation of COB's Chief Executive Officer and Chief Financial Officer and several other members of senior management as of September 30, 2013, the last day of the period covered by this Quarterly Report. COB's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management (including COB's Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal Control Changes
We assess the adequacy of our internal control over financial reporting quarterly and enhance our internal controls in response to internal control assessments and internal and external audit and regulatory recommendations. No control enhancements during the quarter ended September 30, 2013 have materially affected, or are reasonably likely to materially affect, COB’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
In the ordinary course of operations, COB is party to various legal proceedings. Other than noted below, COB is not involved in, nor has it terminated during the nine months ended September 30, 2013, any pending legal proceedings other than routine, nonmaterial proceedings occurring in the ordinary course of business.
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
On September 27, 2013, the U.S. District Court for the Western District of North Carolina dismissed the United States’ case against CommunityOne Bancorp’s bank subsidiary, CommunityOne Bank, N.A. (“Bank”), styled U.S. v. CommunityOne Bank, N.A., Case No. 3:11-CR-00122-RJC-DSC. The case related to the Bank’s Bank Secrecy Act/anti-money laundering program in connection with a Bank customer in a suspected Ponzi scheme who was convicted of securities fraud, wire fraud and money laundering. This dismissal was pursuant to the Deferred Prosecution Agreement (“DPA”) the Bank had entered into with the U.S. Government as part of its recapitalization on October 21, 2011 and which was described in the Company’s Proxy Statement/Prospectus, dated September 15, 2011. At the time the DPA became effective in October 2011, the Bank had made a cash payment of $400,000 to the District Court for restitution to the victims of the scheme. With the dismissal of the complaint, the DPA also was terminated.
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

CommunityOne Bancorp
(Registrant)

Date: November 12, 2013                    By:    /s/ DAVID L. NIELSEN
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