Form 10-K
period 2013-12-31
CommunityOne Bancorp
filed 2014-03-07
CIK 764811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the annual period ended December 31, 2013	Commission File Number 0-13823

COMMUNITYONE BANCORP
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1456589
(State of Incorporation)	(I.R.S. Employer Identification No.)
1017 E. Morehead Street
Charlotte, North Carolina	28204
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, as of June 30, 2013, was approximately $173.5 million. As of February 28, 2014 (the most recent practicable date), the Registrant had outstanding approximately 21,973,281 shares of Common Stock.
Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 28, 2014, are incorporated by reference in Part III of this report.

CommunityOne Bancorp and Subsidiaries
Report on Form 10-K
December 31, 2013

PART I

Item 1.	BUSINESS
General
CommunityOne Bancorp, or "COB" or the "Company" (which also refers to us and our subsidiaries on a consolidated basis), is a bank holding company incorporated in 1984 under the laws of the State of North Carolina. Through our ownership of CommunityOne Bank, N.A., or the "Bank," a national banking association headquartered in Asheboro, North Carolina, we offer a complete line of consumer, wealth management, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers through operations located throughout central, southern and western North Carolina.
In addition to the Bank, we own FNB United Statutory Trust I, FNB United Statutory Trust II, and Catawba Valley Capital Trust II, which were formed to facilitate the issuance of trust preferred securities. COB also owned Granite Mortgage, Inc., which ceased mortgage operations in 2009 and filed for Chapter 11 bankruptcy on February 15, 2012.
The Bank holds the stock of First National Investor Services, Inc., which holds deeds of trust for the Bank. The Bank had also owned Dover Mortgage, which had previously engaged in the business of originating, underwriting and closing mortgage loans for sale in the secondary market. Dover ceased operations in the first quarter of 2011 and filed for Chapter 11 bankruptcy on February 15, 2012.
Our shareholders approved an amendment in our articles of incorporation to change our name from FNB United Corp. to CommunityOne Bancorp on June 20, 2013. This change, along with a change in our stock symbol from FNBN to COB, was implemented on July 1, 2013.

On October 21, 2011, as part of the recapitalization (“Recapitalization”) of COB, COB acquired Bank of Granite Corporation ("Granite Corp.") and its subsidiary bank, Bank of Granite, through the merger of a wholly owned subsidiary of ours into Granite Corp. (the “Merger”). Bank of Granite was merged into the Bank and Granite Corp. was dissolved on June 8, 2013. The Recapitalization also included: (a) a capital raise of $310 million in a private placement, at a price of $16.00 per share, with investments from (1) affiliates of each of The Carlyle Group (“Carlyle”), and Oak Hill Capital Partners (“Oak Hill Capital” and collectively, the “Anchor Investors”), and (2) various other investors, including certain of our directors and officers, (collectively the "Investors"); (b) the exchange of 51,500 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A par value $10.00 per share and liquidation preference $1,000 per share ("Preferred Shares"), held by the U.S. Treasury and all accrued and unpaid dividends thereon, for an aggregate of 1,085,554 shares of our common stock, pursuant to an agreement between COB and the U.S. Treasury (“TARP Exchange Agreement”), and (2) the amendment of the warrant (“Amended TARP Warrant”), issued to the U.S. Treasury to purchase 22,072 shares of our common stock at an exercise price of $16.00 per share; (c) the settlement by the Bank of $2.5 million aggregate principal amount of subordinated debt outstanding and held by SunTrust Bank (“SunTrust”) for cash in the amount equal to the sum of 35% of the principal amount thereof plus 100% of the unpaid and accrued interest thereon as of the closing date, and the repurchase by the Bank from SunTrust of the shares of nonvoting, nonconvertible, nonredeemable cumulative preferred stock of the Bank held by SunTrust and having an aggregate liquidation preference of $12.5 million for cash in an amount equal to the sum of 25% of the aggregate liquidation preference plus 100% of the unpaid and accrued dividends thereon as of the closing date; and (d) a one-for-one hundred reverse stock split of our common stock effective as of the close of business on October 31, 2011 ("Reverse Stock Split").

During 2013, we executed and largely completed our turnaround strategy, which included completing the merger with Bank of Granite, improving our asset quality by materially reducing our legacy problem assets, restoring COB and the Bank to satisfactory condition by having all of the legacy supervisory orders terminated, and returning the Company to profitability in the second half of 2013.

We now expect to grow loans and deposits and invest in new businesses while resolving remaining credit issues. Our focus is on local competitive deposit taking and lending and related services to customers in our local markets, with an emphasis on developing and growing banking relationships, focusing on both consumer loans, such as residential mortgage lending, home equity, auto, boat, RV and mobile home loans, and commercial loan and cash management and related relationships in the small and middle market business market within the Bank’s footprint. We also expect to grow our wealth management services, including trust, investment management, financial advisory and lending services to customers with investable assets of $500,000 to $5 million, through wealth advisors located in key metropolitan markets. Targeted acquisitions of bank and complementary nonbank businesses are expected to be pursued as opportunities arise, using a disciplined approach, taking into consideration the importance of preserving the Company’s deferred tax assets.

Competition
We compete with other local, regional and national financial service providers, including other bank and financial holding companies, commercial banks, savings institutions, credit unions, finance companies and brokerage and insurance firms. Some of our competitors are not subject to the same level of regulation and oversight that is required of banks, and thus are able to operate under lower cost structures. The financial services industry is likely to become more competitive as technological advances enable companies to provide financial services in a more efficient and convenient basis, and as the Consumer Financial Protection Bureau (“CFPB”) rolls out its regulation and supervision of nonbank providers of financial services, such as mortgage companies and finance companies.
We also face significant competition in both originating loans and attracting deposits from other commercial banks, savings associations, credit unions, and other financial services companies. We consider ourselves to be one of the significant financial institutions in the Piedmont area of North Carolina, in terms of total assets and deposits. Nonetheless, the banking markets in North Carolina have a high number of financial institutions, some of which are significantly larger institutions than us, with greater financial resources. These financial institutions are our competitors. Further competition is provided by banks located in adjoining counties and states, as well as other types of financial institutions, such as insurance companies, finance companies, pension funds and brokerage houses and other money funds. We believe that the principal method to compete in the commercial banking industry is emphasizing relationship and personalized banking and local decision-making, as well as improving cost efficiencies and pricing services competitively.

Employees
As of December 31, 2013, we had 581 full-time equivalent employees. We are not a party to a collective bargaining agreement and consider our relationships with our employees to be good.
Access to United States Securities and Exchange Commission Filings
COB makes all of its reports filed electronically with the United States Securities and Exchange Commission (“SEC”), including its Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and the annual proxy statement, as well as amendments to those reports, available at no cost on our website at www.Community1.com. These filings are also accessible on the SEC’s website at www.sec.gov. You may read and copy any material COB files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
We also will provide without charge a copy of our Annual Report on Form 10-K to any shareholder by mail. Requests should be sent to CommunityOne Bancorp, Attention: Secretary, 1017 E. Morehead Street, Suite 200, Charlotte, NC 28203.
Additionally, our corporate governance policies, including the charters of the Audit Committee, Risk Management Committee, Strategic Planning Committee, and the Compensation and Nominating Committee of our Board of Directors, as well as COB’s Code of Business Ethics, may be found through the “Investor Relations” link on our website.
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
CommunityOne Bancorp
COB is a bank holding company, subject to regulation under the Bank Holding Company Act or the "BHCA." and the examination and reporting requirements of the Federal Reserve Board. Under the BHCA, a bank holding company, such as COB, may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all the assets of any additional bank, or merge or consolidate with another bank holding company, without the Federal Reserve Board's prior approval. COB may engage in the business of banking, managing or controlling banks or furnishing services to or performing services for its subsidiary banks, and in any activity that is considered to be so closely related to banking or managing or controlling banks, and as to be a proper incident thereto. As noted above, COB owns FNB United Statutory Trust I, FNB United Statutory Trust II, and Catawba Valley Capital Trust II, which were formed to facilitate the issuance of trust preferred securities. We also owned Granite Mortgage, Inc., which ceased mortgage operations in 2009 and filed for Chapter 11 bankruptcy on February 15, 2012.

As a bank holding company, COB is expected under Federal Reserve Board regulations to serve as a source of financial and managerial strength to its subsidiary banks. A bank holding company also is expected to commit resources, including capital and other funds, to support its subsidiary banks in circumstances where it might not do so absent such a policy.
Effective November 7, 2013, the Federal Reserve Bank of Richmond (“FRBR”) terminated the written agreement (“Written Agreement”) which COB had entered into with the FRBR on October 21, 2010. COB, however remains obligated to serve as a source of strength to the Bank, to not declare or pay any dividends or make any payments on its trust preferred securities or incur, increase or guarantee additional debt without prior written approval of the FRBR.
CommunityOne Bank, N.A.
As a national banking association, the deposits of which are insured by the FDIC, the Bank is subject to regulation and examination primarily by the OCC. The Bank also is also regulated by the FDIC and the Federal Reserve Board. The federal regulators impose various requirements and restrictions on the institutions they regulate, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged on loans, limitations on the types of investments that may be made and the types of services that may be offered, and requirements governing capital adequacy, liquidity, earnings, dividends, management practices and branching.
There are certain restrictions imposed on the ability of the Bank to lend to and engage in other transactions with, COB and the Bank’s other affiliates. Under these provisions, individual transactions between the Bank and COB or any nonbank affiliate generally are limited to 10% of the Bank’s capital and surplus, and all transactions between the Bank and either COB or any nonbank affiliate are limited to 20% of the Bank’s capital and surplus. Loans and extensions of credit from the Bank to any affiliate generally are required to be secured by eligible collateral in specified amounts. In addition, any transaction between the Bank and any affiliate are required to be on arm’s length terms and conditions. The Dodd-Frank Act Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, expanded these affiliate transaction rules to broaden the definition of affiliate and to apply to securities lending, repurchase agreements and derivatives activities that we may have with an affiliate, as well as to strengthen collateral requirements and limit Federal Reserve exemptive authority. Also, the definition of “extension of credit” for transactions with executive officers, directors and principal shareholders is being expanded to include credit exposure arising from a derivative transaction, a repurchase or reverse repurchase agreement and a securities lending or borrowing transaction. These provisions have not had a material impact on COB or the Bank.
FDIC Insurance
The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law, which currently are set at $250,000 for accounts under the same name and title. The Bank is subject to deposit insurance premium assessments. The FDIC imposes a risk-based deposit premium assessment system. Under this system, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are assessed quarterly. The FDIC has published guidelines on the adjustment of assessment rates for certain institutions. In addition, insured depository institutions have been required to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.
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
Capital
We are required under federal law to maintain certain capital levels at each of COB and the Bank. The federal banking agencies have issued substantially similar risk-based and leverage capital requirements to banking organizations they supervise. Under the current requirements (which will be replaced by new rules for community banks, described below, beginning January 1, 2015), COB and the Bank are required to maintain certain capital standards based on ratios of capital to assets and capital to risk-weighted assets. The requirements define an institution’s total qualifying capital as having two components: Tier 1 capital, which must be at least 50% of total qualifying capital and is mainly comprised of common equity, retained earnings and qualifying preferred stock, less certain intangibles; and Tier 2 capital, which may include the ALL up to a maximum of 1.25% of risk weighted assets, qualifying subordinated debt, qualifying preferred stock, hybrid capital instruments and up to 45% of net unrealized gains on available-for-sale equity securities. The requirements also define the weights assigned to assets and off-balance sheet items to determine the risk weighted asset components of the risk-based capital rules.
Under the requirements, the minimum capital standards that must be met by any bank holding company or bank include a Tier 1 capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a leverage capital ratio of at least 4% (except for those institutions with the highest regulatory ratings and not experiencing significant growth or expansion). Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institutions ability to manage those risks are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy.
The Dodd-Frank Act contained a number of restrictions designed to strengthen capital, including a requirement that the Federal Reserve establish minimum leverage and risk-based capital levels that are at least as stringent as that currently in effect for banks. The Act also required that the Federal Reserve Board issue capital rules that are countercyclical so that the amount of capital required to be maintained by COB would increase in times of economic expansion and decrease in times of economic contractions, consistent with the safety and soundness of COB. In addition, the international oversight body of the Basel Committee on Banking Supervision reached agreement through what is known as Basel III to increase the minimum common equity capital requirement for banks. Pursuant to these various directives, the federal banking agencies have issued revised capital rules that change the leverage and risk-based capital requirements (including the prompt corrective action framework), which will become effective for community banks such as the Bank as of January 1, 2015. Under these final rules, the definition of the regulatory capital components and minimum capital requirements will materially change. Among the most important of these changes is that a new common equity Tier 1 risk-based capital ratio of 4.5% has been added, and the overall Tier 1 risk-based capital ratio has been raised to 6%. Certain deductions from common equity will be expanded and others, including mortgage servicing assets and deferred tax assets subject to temporary timing differences, will be subject to threshold deductions. In addition, the agencies are requiring a capital conservation buffer of up to 2.5% above each of the capital ratio requirements (common equity tier 1, tier 1, and total risk-based capital) which must be met for a bank to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction. This capital conservation buffer will be phased in over a four year period starting on January 1, 2016. When fully implemented, a banking organization would need to maintain a common equity Tier 1 capital ratio greater than 7.0%, a Tier 1 capital ratio greater than 8.5% and a total risk-based capital ratio greater than 10.5%, otherwise, it will be subject to restrictions on capital distributions and discretionary bonus payments to its executive management. The rulemakings also change the risk-weighting of certain assets, including “high volatility” commercial real estate, past due assets, structured securities and equity holdings. We believe that these changes will not have a material effect on COB or the Bank when they become effective on January 1, 2015.
Dividend Restrictions
COB is a legal entity separate and distinct from its banking and other subsidiaries and has in the past relied on dividends from the Bank as its primary source of liquidity. There are limitations on the payment of dividends by the Bank to COB, as well as by COB to its shareholders. For example, the Bank is restricted from paying dividends if it is not in compliance with its OCC-approved business plan. In addition, the Bank is required to obtain the prior approval of the OCC to pay dividends, including under circumstances where the total of all dividends declared by the Bank in any calendar year will exceed the sum of its net income for that year and its retained net income for the preceding two calendar years, less any transfers required by the OCC or to be made to retire any preferred stock. Federal law also prohibits the Bank from paying dividends that in the aggregate would be greater than its undivided profits after deducting statutory bad debts in excess of its ALL.
In addition, the Federal Reserve Board has indicated that banking organizations should generally pay dividends to shareholders only if (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. COB would currently need to obtain prior FRBR approval to pay a dividend. COB has not declared any dividends with respect to its common stock in 2013 and does not expect to declare any dividends during 2014.
Safety and Soundness Considerations
There are a number of additional obligations and restrictions imposed by law and policy on bank holding companies, such as COB, and the Bank, that are designed to reduce potential loss exposure to depositors and to the FDIC insurance fund in the event that the depository institutions become in danger of default or in default. Under current federal law, for example, the federal banking agencies, including the OCC and the FDIC, possess broad powers to take prompt corrective action to resolve problems of insured depository institutions such as the Bank. The extent of these powers depends upon whether the institution is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. Under regulations issued by the federal banking agencies, a “well capitalized” institution must have a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0%, a leverage ratio of at least 5.0%, and must not be operating under an order, written agreement, capital directive or prompt corrective action directive. An “adequately capitalized” institution must have a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital of at least 4.0%, and a leverage ratio of at least 4.0%. In the federal banking agencies’ final rule to implement Basel III and the minimum leverage and risk-based capital requirements of the Dodd-Frank Act, the federal banking agencies have changed the definitions of these categories, including the introduction of a common equity Tier 1 capital ratio in each definition, which are to become effective as of January 1, 2015. An “undercapitalized” institution has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0%; a “significantly undercapitalized” institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; and a “critically undercapitalized” institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The Bank currently is designated as “well capitalized." This classification is primarily for the purpose of applying the prompt corrective action provisions of federal law and is not intended to be and should not be interpreted as a representation of overall financial condition or prospects of the institution.
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
The enforcement powers available to the federal banking agencies are substantial and include, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders, and to initiate injunctive actions against banks and bank holding companies and any “institution affiliated party” as defined in the law. In general, these enforcement actions may be initiated for violations of laws and regulations, as well as engagement in unsafe and unsound practices. Other actions or inactions may provide the basis for enforcement actions, including filing misleading or untimely reports with regulatory authorities. The OCC’s Consent Order with the Bank, which was issued pursuant to a Stipulation and Consent to the Issuance of a Consent Order on July 22, 2010 was terminated effective June 10, 2013. The Bank has continuing obligations to, among other things, adhere to its 2013 Business Plan for which the Bank has obtained supervisory non-objection, including maintaining the capital ratios in the Plan, and will continue to have restrictions on its ability to pay dividends.
Community Reinvestment and Consumer Protection Laws
In connection with its lending activities, the Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. These include, among other laws, the Equal Credit Opportunity Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act (“RESPA”), the Fair Credit Reporting Act, the Truth in Savings Act and the Community Reinvestment Act or CRA. Administration of many of these consumer protection rules are now the responsibility of the CFPB. The CFPB also has authority to define and prevent unfair, deceptive and abusive practices in the consumer financial area, and expanded data collecting powers for purposes of determining bank compliance with the fair lending laws. In each of these cases, because we have less than $10 billion in total assets, we are supervised in these areas by the OCC.
The regulations relating to mortgage lending and servicing pursuant to the Truth in Lending Act, the Equal Credit Opportunity Act and RESPA were substantially revised by the CFPB, effective January 10, 2014, to require, among other things, enhanced disclosures to consumers relating to appraisals, home ownership counseling, payments, forced placed insurance, and error resolution, certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay, enhanced training to mortgage loan officers, enhanced mitigation procedures for delinquent borrowers, and provisions that will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage,” as that term has been defined by the CFPB. The Bank is in compliance with these new regulations.
Rules developed by the federal banking agencies pursuant to federal law also require institutions to disclose their privacy policies to consumers and in some circumstances to allow consumers to prevent the disclosure of certain personal information to affiliated entities and unaffiliated third parties. The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the institution, including low and moderate income neighborhoods. Furthermore, such assessment is required to be undertaken of any bank that has applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. In the case of a bank holding company, the Federal Reserve Board is required to assess the record of each subsidiary bank of any bank holding company that applies to acquire a bank or bank holding company in connection with the application. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “unsatisfactory.” The Bank received a "satisfactory” rating at its most recent CRA evaluation.
Anti-Money Laundering Rules
We are subject to the requirements of the Bank Secrecy Act, its implementing regulations and other anti-money laundering laws and regulations, including the USA Patriot Act of 2001. Among other things, these laws and regulations require the Bank to take steps to prevent the use of the Bank to facilitate the flow of illegal or illicit money, to report large currency transactions and to file suspicious activity reports. The Bank also is required to develop and implement a comprehensive anti-money laundering compliance program. Banks must also have in place appropriate “know your customer” policies and procedures. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, a provision of the USA Patriot Act of 2001 requires the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.
Effective on the date of the Recapitalization in 2011, the Bank resolved a potential claim with the U.S. Attorney for the Western District of North Carolina and the U.S. Justice Department arising from a Grand Jury Subpoena received by the Bank from the U.S. Attorney dated August 11, 2010, relating to one of the Bank's customers who, at the time of the subpoena, was under indictment for, and was subsequently convicted of, securities fraud, wire fraud and money laundering relating to a suspected Ponzi scheme by entering into a deferred prosecution agreement, or "DPA" with the U.S. Attorney and the Justice Department. The DPA required, among other things, the Bank to (1) implement the OCC's recommendations relating to the bank's BSA/AML compliance program, (2) pay on the closing date of the Recapitalization $400,000 to the District Court for distribution to the victims of the fraud perpetrated by the customer, (3) submit to the U.S. Attorney and the Department of Justice periodic certifications of the Bank's BSA/AML compliance, and (4) strengthen the Bank's BSA/AML compliance program. The Bank complied with the terms of the DPA and the DPA was terminated and the related case dismissed, effective September 27, 2013.
Troubled Asset Relief Program under the Capital Purchase Program
On February 13, 2009, COB entered into a Purchase Agreement with the U.S. Treasury (“Purchase Agreement”) as a participant in the U.S. Treasury Capital Purchase Program (“CPP”). As part of COB's participation under the CPP, COB issued to the U.S. Treasury 51,500 shares of our Preferred Shares for a total price of $51.5 million. The Preferred Shares paid cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. As part of its purchase of the Preferred Shares, the U.S. Treasury received a warrant (“Warrant”), to purchase 2,207,143 shares of COB's common stock at an initial per share exercise price of $3.50. The Warrant provided for the adjustment of the exercise price and the number of shares of COB's common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of COB's common stock, and upon certain issuances of COB's common stock at or below a specified price relative to the initial exercise price. The Treasury Department agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.
As part of the Recapitalization, COB entered into the TARP Exchange Agreement with the U.S. Treasury, pursuant to which the U.S. Treasury exchanged the Preferred Shares held by the U.S. Treasury for that number of shares of common stock of COB having a value (valued at $16.00 per share reflecting the Reverse Stock Split) equal to the sum of 25% of the aggregate liquidation value of the Preferred Stock, plus 100% of the amount of accrued and unpaid dividends on the preferred stock as of the closing date of the Recapitalization and entered into the Amended TARP Warrant to entitle the U.S. Treasury to purchase 22,072 shares of common stock of COB, extend the term of the Warrant and adjusted the exercise price to $16.00 per share, reflecting the terms of the Reverse Stock Split.
The TARP Exchange Agreement requires COB to continue to meet certain standards for executive compensation and corporate governance for as long as the U.S. Treasury owns COB common stock. These standards include: (1) prohibitions on making golden parachute payments to senior executive officers and the next five most highly compensated employees during the time any obligation arising from financial assistance provided under the CPP remains outstanding, (2) prohibitions on paying or accruing bonuses or other incentive awards for certain senior executive officers and employees, except for awards of long-term restricted stock with a value equal to no greater than one-third of the subject employee's annual compensation that do not fully vest during the Restricted Period or unless such compensation is pursuant to a valid written employment contract prior to February 11, 2009, (3) requirements that CPP participants provide for the recovery of any bonus or incentive compensation paid to senior executive officers and the next 20 most highly-compensated employees based on statements of earnings, revenues, gains or other criteria later found to be materially inaccurate, with the U.S. Treasury having authority to negotiate for reimbursement, (4) a review by the U.S. Treasury of all bonuses and other compensation paid by CPP participants to senior executive employees and the next 20 most highly-compensated employees prior to the law's enactment to determine whether such payments were inconsistent with the purposes of the Act, (5) an evaluation by the compensation committee of the Board of Directors of any CPP participation semi-annually of employee compensation plans in light of an assessment of any risk posed from such compensation plan, and (6) maintaining policies regarding excessive or luxury expenditures, and regarding including non-binding shareholder “say-on-pay” proposals in proxy materials.
The Dodd-Frank Act
The Dodd-Frank Act has significantly changed the bank regulatory structure and has affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies including COB. Some of the changes made by the Dodd-Frank Act have been described above. In addition to those summaries, among other things, the Dodd-Frank Act created a Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate larger financial firms.
Significant rules and regulations have been and continue to be issued by the various federal agencies pursuant to the requirements of the Dodd-Frank Act. Those rules that have or will affect our operations include:

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

•
provisions that give the CFPB expanded data collection powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices.

•	provisions expanding the deposit insurance assessment bank and increasing the scope of deposit insurance coverage.

•	provisions establishing minimum leverage and risk-based capital that are at least as stringent as those currently in effect.

•
provisions restricting the ability of COB and the Bank to engage in short-term proprietary trading of securities, derivatives, commodity futures and options on these instruments for their own account, owning, sponsoring or having certain relationships with “covered funds,” including hedge funds and private equity funds, or investing in certain instruments that are covered by these prohibitions, subject to certain exceptions (the so-called “Volcker Rule”).

Not all of the regulations under the Dodd-Frank Act have been finalized or if they have, not all of these regulations are in effect and thus we cannot predict the ultimate impact of these regulations on COB or its business, financial condition or results of operations. However, the regulations have increased and are expected to continue to increase our operating and compliance costs.
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
An investment in our common stock is subject to risks inherent in our business. The following discussion highlights the risks that management believes are material for our company, but do not necessarily include all the risks that we may face. You should carefully consider the risk factors and uncertainties described below and elsewhere in this Annual Report on Form 10-K ("Report") in evaluating an investment in COB’s common stock.
Risks Related to our Business and Business Strategy
We may not be able to meet our targets for organic loan and deposit growth or implement our acquisition strategy.
Our business strategy includes organically growing loans and deposits in our local market areas through a variety of channels, including through our branches, and our mortgage loan officers, private bankers and commercial lending officers. Meeting our growth goals for loans and deposits depends on our ability to successfully market and generate new loan and deposit volume as well as complementary products and services, particularly enhanced treasury management services, at acceptable risk levels and upon acceptable terms, while managing the costs associated with this growth strategy. While the loan and deposits products we are offering are not new to the Bank, enhanced treasury management services and on-line and mobile banking services designed to support our growth strategy involve implementation and operational risks. The strategies also depend upon hiring additional experienced lenders in target markets. Because of a variety of factors, including having effective marketing and calling programs, being able to attract additional talent, successfully implementing enhanced treasury, on-line and mobile banking platforms containing adequate protections to mitigate risks, as well as market conditions and competition, there is no assurance that we will be able to meet our growth goals, or if we are successful, that such growth would meet profitability, cost or asset quality targets associated with the goals. An inability to grow or to effectively manage our growth could adversely affect our results of operations, financial condition and stock price.
Our strategy also includes expansion through targeted acquisitions of bank and complementary nonbank businesses. Implementing this strategy depends on our ability to successfully identify opportunities and partners that complement our businesses, share our risk-management philosophy and operate in profitable or growing markets, to assess and mitigate the risk of any opportunity and to successfully acquire and integrate their operations with ours, as well as being able to structure a transaction that preserves the Company’s large deferred tax asset. We may not be able to successfully identify opportunities that meet these criteria, or, if we do, we may not be able to successfully complete and integrate them. Because we have only recently become profitable, our regulators may delay or closely scrutinize any proposal, which may delay an opportunity. In addition, any such opportunity may require us to raise additional capital, which may be dilutive to our existing shareholders and may result in the issuance of securities that have rights, preferences and privileges that are senior to our common stock.
Our decisions regarding credit risk could be incorrect, and our allowance for loan losses may be inadequate, which may adversely affect our financial condition and results of operations.
Our largest source of revenue is interest payments on loans made to Bank customers. Borrowers may not repay their loans according to the terms of those loans, and the collateral securing the payment of the loans may not be sufficient to assure repayment. Management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of the borrowers and the value of the real estate, which is obtained from independent appraisers, and other assets serving as collateral for the repayment of the loans. However, we may be incorrect in these assumptions, in which case we may experience significant loan losses and losses on foreclosed collateral which could have a material adverse effect on our operating results.
We maintain an Allowance for Loan Losses ("ALL") that we consider adequate to absorb losses inherent in the loan portfolio based on our assessment of all available information. In determining the size of the allowance, we rely on an analysis of the loan portfolio based on, among other things, historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, and general economic conditions, both local and national. If management’s assumptions are wrong, the ALL may not be sufficient to cover actual loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio. Additionally, any new deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside management’s control, may require an increase in the ALL. Material additions to the allowance would materially decrease our net income.
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
Loans that are secured by real estate (including commercial, construction and development and consumer residential mortgage loans) as either the primary or secondary source of repayment are a large portion of the Bank's loan portfolio. These categories constitute

$1.10 billion, or approximately 90.3%, of the banks' total loan portfolio as of December 31, 2013. These categories are generally affected by changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. While the real estate markets in the communities we operate are recovering from the 2009 recession, real estate in our urban markets (i.e., Charlotte) is recovering faster than real estate in our more rural markets, which has affected loan demand. Any new downturn in the real estate markets in which we originate, purchase and service secured commercial, construction and development or consumer residential mortgage loans could further hurt our business and future earnings because these loans are secured by real estate.
Our mortgage business is sensitive to changes in economic conditions, increased interest rates, and a slowdown in the housing market, any of which could impact adversely our results of operations.
Mortgage originations and purchases are a significant portion of our consolidated business and maintaining or increasing our revenue in this segment is dependent upon our ability to originate loans. The majority of our originations during 2013 continued to be refinances of previously originated loans, although purchase money mortgages have now grown to about 30% of our production. Loan production levels are sensitive to changes in interest rates as well as economic conditions and increased underwriting standards, and have previously suffered from increases in interest rates or slowdown in the housing market. Any sustained period of decreased origination activity caused by further housing price pressure, underwriting restrictions or increases in interest rates would adversely affect our mortgage originations, and consequently, our overall net income.
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
Our credit risk profile remains high.
While we returned to profitability in the third quarter of 2013, and expect to remain profitable, we have incurred significant losses over the past five years, including net losses to common shareholders of $1.5 million for the year-ended December 31, 2013, $40.0 million for the year ended December 31, 2012, $92.7 million for the year ended December 31, 2011, $135.1 million for the year ended December 31, 2010, and $104.6 million for the year ended December 31, 2009. Nearly all of these losses were due to credit costs, including a significant provision for loan losses and significant write-downs in the carrying value of our Other Real Estate Owned ("OREO"). Although we have taken sustained and material steps to resolve our legacy credit issues and reduce our credit exposure, at December 31, 2013, we still had $63.6 million in nonperforming assets, including nonaccrual loans and OREO, and it is possible that we will continue to incur additional credit costs over the near term, which would adversely affect our overall financial performance and results of operations.
We may not be able to effectively work out our remaining nonperforming assets, which may adversely affect our results of operations and financial condition and require us to raise additional capital.
Since the Recapitalization, the Bank has aggressively and materially reduced problem assets through workouts, restructurings, foreclosures and sales. While we expect to continue to resolve our remaining problem assets, the size of these assets are smaller and we thus expect the pace of resolution to slow. When we receive a signed contract for the sale of a loan or OREO asset, the asset is marked down to the contract price less associated selling costs, which may ultimately result in a loss to the Bank. Any decrease in the value of the underlying collateral securing Bank loans, adverse change in borrowers' performance or financial condition, or a decrease in the value of OREO, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, there can be no assurance that we will not experience increases in nonperforming assets in the future, or that the workout of our current nonperforming assets will not result in further losses. A new downturn in the market areas we serve could increase our credit risk associated with our loan portfolio, as it could have a material adverse effect on both the ability of borrowers to repay loans as well as the value of the real property or other property held as collateral for such loans, or in OREO. If credit costs are incurred over what we anticipate to resolve our remaining problem assets and reduce our credit risk to what we consider acceptable levels, we may need to raise additional capital. Factors affecting whether additional capital would be required include, among others, additional provision of loan losses, and loan charge-offs, additional write-downs in the carrying value of our OREO, changing requirements of regulators, and other risks discussed in this “Risk Factors” section. There can be no assurance that we would be able to raise capital in the amounts required and in a timely manner or at all. Any additional capital raised may be significantly dilutive to our existing shareholders and may result in the issuance of securities that have rights, preferences and privileges that are senior to our common stock.
Our ability to use net operating loss carryforwards to reduce future tax payments may be limited or restricted or may not exist at all.
We have generated significant net operating losses, or "NOLs", over the past five years. We are generally able to carry NOLs forward to reduce taxable income in future years. However, the ability to utilize the NOLs is subject to the rules of Section 382 of the Internal Revenue Code. Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% shareholders under Section 382 and U.S. Treasury regulations promulgated thereunder because of an increase of their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these shareholders over a rolling three-year period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. This annual limitation is generally equal to the product of the value of the corporation’s stock on the date of the ownership change, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards.
We do not believe that the Recapitalization caused an “ownership change” at COB within the meaning of Section 382. However, to reduce the likelihood that future transactions in shares of our common stock will result in an ownership change, on April 15, 2011, we adopted a Tax Benefits Preservation Plan, which provides an economic disincentive for any person or group to become an owner, for relevant tax purposes, of 4.99% or more of our common stock. Specifically, under the Tax Benefits Preservation Plan, a dividend of one preferred share purchase right or Right in respect of each share of common stock of COB outstanding at the close of business on April 25, 2011, referred to as Record Date, was declared, and to become outstanding between the Record Date and the earliest of the Distribution Date, the Redemption Date and the Final Expiration Date (as defined in the Plan). Each Right represents the right to purchase, upon the terms and subject to the conditions in the Plan, 1/100th of a share of Junior Participating Preferred Stock, Series B, par value $10.00 per share, for $0.64, subject to adjustment in the event of a stock split or dividends relating to the Preferred Stock. While these Rights are designed to reduce the likelihood that we will experience an ownership change, we cannot ensure that our ability to use our NOLs to offset income will not become limited in the future. As a result, we could pay taxes earlier and in larger amounts than would be the case if our NOLs were available to reduce our federal income taxes without restriction.
The loss of any member of the executive and senior management may adversely affect us.
We have assembled an executive and senior management team that has substantial background and experience in banking and financial services in the markets we serve. We rely heavily on the experience and expertise of our management to resolve problems and deploy new capital to achieve sustainable profitability and satisfactory capital levels. However, loss of other key personnel could negatively impact our earnings because of their skills, customer relationships and/or the potential difficulty of promptly replacing them.
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
As a community bank, we are vulnerable to the economic conditions within the relatively small region in which we operate.
We operate in a relatively small market area, which extends from the central and southern Piedmont and Sandhills of North Carolina to the mountains of western North Carolina. Furthermore, we lend primarily to individuals and to small and medium-sized businesses in those or adjacent markets. Thus, we are exposed to greater risk than banks that lend to larger commercial enterprises or have a bigger market footprint. We manage our credit exposure through careful monitoring of our borrowers and loan concentrations and through rigorous application and review procedures. We also purchase portfolios of loans to borrowers outside of our market area. Nevertheless, we remain limited in our ability to diversify our economic risks. While conditions are now improving, any economic downturn in this fairly small geographic region likely will negatively affect our customers through increased unemployment, reduced demand and depressed real estate values, and adversely affect our results of operations.
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
We face significant operational risk.
We are exposed to many types of operational risk, including traditional operational risk, strategic risk, reputational risk, and legal and compliance risk. Operational risk includes the risk of fraud or theft by employees or persons outside COB, unauthorized transactions by employees or operational errors, including clerical or recordkeeping errors or those resulting from faulty or disabled computer or telecommunications systems, and breaches of the internal control system and compliance requirements. Negative public opinion can result from our actual or alleged conduct in a variety of areas, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and retain customers and can expose it to litigation and regulatory action. Operational risk also includes potential legal actions that could arise from an operational deficiency or as a result of noncompliance with applicable regulatory standards.
Because the nature of the banking business involves a high volume of transactions, certain errors may be repeated or compounded before they are found and corrected. Our reliance upon automated systems to record and process transactions may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (e.g., computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their employees as is COB) and to the risk that our or our vendor’s business continuity and data security systems prove to be inadequate.
Our efforts to reduce noninterest expenses may not be achievable or, if they are, may increase operational risk.

In order to sustain and enhance our profitability, we have, among other things, initiated a program to reduce noninterest expenses, primarily through vendor management activities and branch profitability analyses. These efforts to reduce noninterest expenses may not be achievable through this program. Alternatively, these noninterest expense reductions may increase our operational risk.
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
Third party vendors provide key components of COB’s business infrastructure including the software supporting our core operating system, internet connections and network access. While we have selected these third party vendors carefully and subject them to a comprehensive vendor management program, we do not directly control their actions. Any problems caused by these third parties, including those which result from their failure to provide services for any reason or their poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third party vendors could also entail significant delay and expense.
The uncertainty in the final resolution of purchase impaired loans that can create a negative impact on our profitability
As required by applicable accounting standards, we have accounted for purchased impaired loans acquired from Granite under ASC 310-30 which requires us to periodically re-estimate the expected cash flow of these loans.  Lower expected cash flow, whether due to changes in projected cash flow estimates, increases in loss estimates, or defaults, may result in impairment of the carrying value of these loans. Any such impairment must be taken in the period in which the change in cash flow estimate occurs.  For example, as a result of a re-estimation in the fourth quarter of 2013, we recorded an impairment of $2.7 million.  Future re-estimations may result in the need to take further impairment.  Any such impairment will reduce our earnings and results of operations.
Our reported financial results depend on management’s selection of accounting methods and certain assumptions and estimates.
Our accounting policies and methods are fundamental to the procedures by which we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with GAAP and reflect management’s judgment of the most appropriate manner to report COB’s financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in us reporting materially different results than would have been reported under a different alternative.
Certain accounting policies are critical to presenting COB’s financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include: the ALL; the valuation of other real estate; the determination of fair value for financial instruments; purchased loan accounting; and the accounting for income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the ALL or sustain credit losses that are significantly higher than the reserve provided or both; recognize significant impairment on its financial instruments (including purchased loans) and other intangible asset balances; or significantly increase its liabilities for taxes or pension and post retirement benefits.

Risks Related to the Regulatory Environment
Our deposit insurance premiums have decreased but may increase in the future, which could have a material adverse impact on our future earnings.
The FDIC insures the deposits of the Bank to the maximum extent provided by law. The FDIC charges the Bank premiums to maintain that insurance at specified levels. The assessments imposed by the FDIC for deposit insurance at the Bank has decreased, but they may increase in the future. The Dodd- Frank Act increased the minimum target deposit insurance ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits, which must be met by September 30, 2020. The FDIC has issued regulations to implement these provisions and has established a higher reserve ratio of 2% as a long-term goal beyond what is required by statute. The FDIC may increase the assessment rates or impose a special assessment in the future to keep the deposit insurance fund at the statutory target level. Any increase in FDIC insurance assessment would reduce our earnings.
The implementation of the Dodd-Frank Act and new capital requirements under Basel III may result in lower revenues and higher costs.
The Dodd-Frank Act has included, among other things, the establishment of strengthened capital and prudential standards for banks and bank holding companies; the imposition of limits on interchange fees on debit card transactions; enhanced regulation of financial markets, including derivatives and securitization markets; the elimination of certain trading activities from banks; a permanent increase of the FDIC deposit insurance to $250,000; the elimination of the prohibition on paying interest on demand deposits; the creation of a Financial Stability Oversight Council to identify emerging systemic risks and improve interagency cooperation; and the creation of the CFPB, which has promulgated new consumer protection regulations relating to consumer financial products and services, particularly in the area of mortgage lending. Certain aspects of the new law, including, without limitation, the additional cost of higher deposit insurance, higher capital requirements, and the costs of compliance with enhanced disclosure, early intervention and loss mitigation, training and reporting requirements that have been issued by the CFPB in a relatively short time frame, have had and will continue to have a significant impact on our business, and may affect our financial condition and results of operations. As additional CFPB rulemakings are issued in the coming year, particularly those that will affect our mortgage and small business loans and businesses, we expect our compliance costs to continue to be elevated, and that they may continue to affect our financial condition and results of operation.
The Dodd-Frank Act also contained a number of restrictions designed to strengthen capital, including a requirement that the Federal Reserve establish minimum leverage and risk-based capital that are at least as stringent as that currently in effect for banks. The Act also required the Federal Reserve Board to issue capital rules that are countercyclical so that the amount of capital required to be maintained would increase in times of economic expansion and decrease in times of economic contractions. In addition, the international oversight body of the Basel Committee on Banking Supervision reached agreement through what is known as Basel III to increase the minimum common equity capital requirement for banks. Pursuant to these various directives, the federal banking agencies have issued rules that are effective for community banks such as the Bank that change the leverage and risk-based capital requirements (including the prompt corrective action framework) as of January 1, 2015. Under these new rules, the definition of the regulatory capital components will materially change, include the type of capital that must be held, the amount of such capital, the risk weightings of certain assets against which capital must be held, and the methodology for certain off-balance sheet items, all of which may have the effect of requiring us to raise additional capital as well as increasing the cost of capital to COB and the Bank.
Changes in laws and regulations and the regulatory environment could have a material adverse effect on COB and the Bank.
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
Risks Related to our Stock
Our ability to pay dividends is limited, leaving appreciation in the value of our common stock as the sole opportunity for returns on investment.
The holders of COB common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available for the payment of dividends. The ability of COB to pay dividends to its shareholders has been dependent upon the amount of dividends the Bank may pay to COB. Statutory and regulatory limitations are imposed on the payment of dividends by the Bank to COB, as well as by COB to its shareholders. For example, the Bank is restricted from paying dividends if it is not in compliance with its OCC-approved business plan. In addition, under applicable law, the Bank must obtain the prior approval of the OCC to pay dividends if the total of all dividends declared by the Bank in any calendar year will exceed the sum of its net income for that year and its retained net income for the preceding two calendar years, less certain transfers.
COB elected in April 2010 to defer further interest payments on each of the series of junior subordinated debt securities relating to the trust preferred securities of FNB United Statutory Trust I, FNB United Statutory Trust II, and Catawba Valley Capital Trust II. These interest payments were brought current in order to consummate the Recapitalization, but are again being deferred. We have the right under each indenture for the junior subordinated debt securities to defer interest payments for up to 20 consecutive calendar quarters. The deferral provisions for these securities were intended to provide us with a measure of financial flexibility during times of financial stress due to market conditions, such as the current state of the financial and real estate markets. As a result of our election to exercise our contractual right to defer interest payments on our junior subordinated debt securities, we will also be unable to pay dividends on our common stock until such time as we are current on interest payments on the junior subordinated debt securities.
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
Each of Carlyle and Oak Hill Capital hold approximately 23% of the outstanding shares of our common stock, and each has a representative on the Board of Directors of COB and the Bank. In addition, each of Carlyle and Oak Hill Capital has preemptive rights to maintain their percentage ownership of our common stock in the event of certain issuances of securities by COB. Although each of Carlyle and Oak Hill Capital entered into certain passivity and non-affiliation commitments with the Federal Reserve Board in connection with obtaining approval of its proposed investment in COB, in pursuing their economic interests, Carlyle and Oak Hill Capital may have interests that are different from the interests of our other shareholders. Additionally, the concentration of ownership by Carlyle and Oak Hill Capital means that they will also exert considerable, ongoing influence over matters subject to shareholder approval, including the election of directors and significant corporate transactions, such as a merger, sale of assets or other business combination or sale of our business. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other shareholders.
Certain provisions of our articles of incorporation, bylaws and the Tax Benefits Preservation Plan may discourage takeovers.
While our shareholders voted at the 2013 Annual Meeting of Shareholders to amend our bylaws to eliminate our staggered Board, our articles of incorporation and bylaws continue to contain certain anti-takeover provisions that may discourage or may make more difficult or expensive a tender offer, change in control or takeover attempt that is opposed by our Board of Directors. In particular, currently our articles of incorporation and bylaws:

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
Risks Related to Economic Conditions and other Outside Forces
We may be subject to litigation from time to time, which could involve the expenditure of substantial resources and time to defend.
From time to time, customers and others may take legal action against us. Customer defaults have also resulted in an increase in litigation. Whether or not any claims made are valid, if such claims are not resolved in a manner favorable to us, they may result in significant expense, attention from management and possibly financial liability, as well as cause damage to our reputation, all of which could have a negative effect on our business.
Market developments may adversely affect our industry, business and results of operations.
During the past five years, the financial markets have been under significant strain, resulting in financial instability, significant declines in the housing market and manufacturing, employee dislocation, and significant declines in asset values. These strains adversely affected our operations and financial results, and led to the need for our Recapitalization. We have worked hard to overcome the material challenges facing our operations during the past two years, aggressively working out our criticized and classified assets, re-engaging with our communities, and returning the Bank to a satisfactory condition. While the financial market has been recovering, any development that may raise new concern about the stability of the financial markets generally and the strength of counterparties may result in renewed lack of confidence in the financial sector, increased volatility in the financial markets and/or reduced business activity. Any of these results could materially adversely affect our business, financial condition and results of operations.
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

Item 1B.	UNRESOLVED STAFF COMMENTS
There were no unresolved comments received from the SEC regarding COB’s periodic or current reports within the 180 days prior to December 31, 2013.

Item 2.	PROPERTIES
The principal executive and administrative offices of COB are located in an office building at 1017 E. Morehead Street, Suite 200, Charlotte, NC 28203. We also maintain administrative offices in Asheboro, Hickory and Greensboro, North Carolina. The Bank has three other facilities in Asheboro containing administrative and operational functions.

The Bank operates 53 branches in Archdale, Asheboro (three branches), Belmont, Biscoe, Boone, Burlington, Charlotte (two branches), China Grove, Cornelius, Dallas, Ellerbe, Gastonia, Graham, Granite Falls, Greensboro (two branches), Hickory (five branches), Hillsborough, Hudson, Jamestown, Kannapolis, Laurinburg, Lenoir (two branches), Matthews, Millers Creek, Mooresville, Morganton, Mt. Holly, Newton (two branches), Ramseur, Randleman, Rockingham (two branches), Salisbury (two branches), Seagrove, Siler City, Southern Pines, Stanley, Statesville, Taylorsville, Trinity, West Jefferson, and Wilkesboro, North Carolina.

In total, 44 of our branches are owned and 9 are leased facilities, with 3 of the owned branches situated on land that is leased. Of our administrative and operational facilities, four of the facilities are owned and three are leased.

Item 3.	LEGAL PROCEEDINGS
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
Market Prices and Dividend Policies
COB’s common stock is traded on The Nasdaq Capital Market under the symbol “COB.”
The range of sale prices for the years 2013 and 2012 is set forth in the table below and is based upon information obtained from Nasdaq. As of the close of business on February 28, 2014, there were approximately 4,500 registered shareholders according to the records maintained by our transfer agent.
We are restricted from paying dividends on stock as described in item 1, Regulation and Supervision-Dividend Restrictions of this Report.

Calendar Period	High	Low	Dividends Declared
Quarter ended March 31, 2012	$21.51	$11.50	$—
Quarter ended June 30, 2012	29.60	11.17	—
Quarter ended September 30, 2012	12.99	11.00	—
Quarter ended December 31, 2012	12.50	10.50	—
Quarter ended March 31, 2013	$12.00	$9.69	$—
Quarter ended June 30, 2013	9.81	5.91	—
Quarter ended September 30, 2013	10.47	7.37	—
Quarter ended December 31, 2013	13.09	9.50	—
FIVE-YEAR STOCK PERFORMANCE TABLE
Performance Graph
The following graph and table compares the cumulative total shareholder return of COB common stock for the five-year period ended December 31, 2013 with the SNL Southeast Bank Index and the Russell 3000 Stock Index, assuming an investment of $100 at the beginning of the period and the reinvestment of dividends.

CommunityOne Bancorp

	Period Ending
Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
CommunityOne Bancorp	100.00	42.19	10.55	4.15	3.76	4.14
SNL Southeast Bank	100.00	100.41	97.49	57.04	94.75	128.40
Russell 3000	100.00	128.34	150.07	151.61	176.49	235.71

Item 6.	SELECTED FINANCIAL DATA
The tables below set forth selected consolidated financial data as of the dates or for the periods indicated. This data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Consolidated Financial Statements and Notes in Item 8 of this Report.

(dollars in thousands, except per share data)	As of and for the Year Ended December 31,
	2013	2012	2011	2010	2009
Income Statement Data
Net interest income	$64,433	$61,280	$39,555	$51,650	$60,535
Provision for loan losses	523	14,049	67,362	132,755	61,509
Noninterest income	20,414	21,958	21,970	27,622	13,442
Noninterest expense	84,481	110,206	125,040	75,679	111,615
Loss from continuing operations, net of taxes	(1,483)	(39,978)	(131,518)	(130,421)	(102,561)
Loss from discontinued operations, net of taxes	—	(27)	(5,796)	(1,406)	865
Net loss	(1,483)	(40,005)	(137,314)	(131,827)	(101,696)
Preferred stock gain on retirement, net of accretion, and dividends	—	—	44,592	(3,294)	(2,871)
Net loss to common shareholders’	(1,483)	(40,005)	(92,722)	(135,121)	(104,567)
Period End Balances
Assets	$1,985,032	$2,151,565	$2,409,108	$1,902,369	$2,101,296
Loans held for sale (1)	1,836	6,974	4,529	—	4,567
Loans held for investment (2)	1,212,248	1,177,035	1,217,535	1,303,975	1,563,021
Allowance for loan losses (1)	26,785	29,314	39,360	93,687	49,229
Goodwill (1)	4,205	4,205	3,905	—	—
Deposits	1,748,705	1,906,988	2,129,111	1,696,390	1,722,128
Borrowings	142,165	123,705	123,910	218,315	261,459
Shareholders’ equity (deficit)	80,361	98,445	129,015	(28,837)	98,359
Average Balances
Assets	$2,047,146	$2,291,541	$1,911,943	$2,036,603	$2,158,123
Loans held for sale (1)	3,693	5,312	12,849	2,731	8,347
Loans held for investment (2)	1,158,984	1,240,550	1,132,125	1,494,959	1,583,213
Allowance for loan losses (1)	27,596	36,738	66,285	62,670	31,927
Goodwill (1)	4,205	4,130	574	—	39,045
Deposits	1,809,574	2,027,425	1,725,512	1,725,019	1,639,830
Borrowings	131,710	124,914	190,864	226,660	334,332
Shareholders’ equity (deficit)	85,576	114,684	(22,809)	68,190	172,217
Per Common Share Data
Net loss per share from continuing operations - basic and diluted	(0.07)	(1.87)	(20.71)	(1,170.47)	(923.47)
Net loss per common share from discontinued operations - basic and diluted	—	—	(1.38)	(12.31)	7.58
Net loss per common share - basic and diluted	(0.07)	(1.87)	(22.09)	(1,182.78)	(915.89)
Cash dividends declared	—	—	—	—	5.00

Book value	3.68	4.54	6.11	(714.72)	404.95
Tangible book value (3)	3.17	4.00	5.54	(751.24)	361.46
Performance Ratios
Return on average assets	(0.07)	(1.75)	(4.85)	(6.63)	(4.85)
Return on average tangible assets (3)	(0.07)	(1.76)	(4.87)	(6.65)	(4.95)
Core noninterest expense as a percentage of average assets (3)	3.50	3.24	3.37	2.76	2.55
Return on average equity	(1.73)	(34.88)	N/M	(198.15)	(60.72)
Return on average tangible shareholders’ equity (3)	(2.00)	(39.09)	N/M	(212.39)	(81.82)
Net interest margin (tax equivalent)	3.44	2.95	2.29	2.81	3.12
Asset Quality Ratios
Allowance for loan losses to period end loans held for investment (1) (2)	2.21%	2.49%	3.23%	7.18%	3.15%
Nonperforming loans to period end allowance for loan losses (1) (4)	131.29	271.10	269.24	352.12	354.29
Net charge-offs to average loans held for investment (2)	0.26	1.94	10.75	5.92	2.97
Nonperforming assets to period end total assets (4)	3.20	6.63	8.98	19.12	9.98
Capital and Liquidity Ratios
Average equity to average assets	4.18%	5.00%	(1.19)%	3.35%	7.98%
Total risk-based capital	12.62	12.34	13.81	(2.56)	10.29
Tier 1 risk-based capital	9.48	9.26	11.71	(2.56)	6.86
Leverage capital	5.96	5.45	6.70	(1.86)	5.68
Period end loans to period end deposits (2)	69.32	61.72	57.19	76.87	90.76
Average loans to average deposits and borrowings (2)	59.70	57.64	59.08	76.60	80.20

(1)	Excludes discontinued operations.

(2)	Loans held for investment, net of unearned income, before allowance for loan losses.

(3)	Refer to the “Non-GAAP Measures” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(4)	Nonperforming loans and nonperforming assets include loans past due 90 days or more that are still accruing interest.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of the financial condition and results of operations of COB represents an overview of the consolidated financial conditions and results of operations of COB for each of the last three years. Certain reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes presented in Item 8 of this Report. Results of operations for the periods included in this review are not necessarily indicative of results to be obtained during any future period.
Important Note Regarding Forward-Looking Statements
This Report contains information, including information incorporated by reference in this Report, that we believe are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. These statements generally relate to COB’s financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking terminology, such as “believes,” “expects,” or “are expected to,” “plans,” “projects,” “goals,” “estimates,” “may,” “should,” “could,” “would,” “intends to,” “outlook” or “anticipates,” or variations of these and similar words, or by discussions of strategies that involve risks and uncertainties. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to, those described in this Report, or the documents incorporated by referenced in it, including Item 1.A “Risk Factors.” When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information actually known to us at the time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Forward-looking statements contained in this Report are based on current expectations, estimates and projections about COB’s business, management’s beliefs and assumptions made by management based on the information available to management at the time these disclosures were prepared. These statements are not guarantees of COB’s future performance or results and involve certain risks, uncertainties and assumptions called "Future Factors", which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. Future Factors include, without limitation:

•	financial and management resources in the amount, at the times and on the terms required to support our future business;

•	adverse changes in financial performance or condition of COB's borrowers, which could affect repayment of such borrowers' outstanding loans;

•	credit losses and material changes in the quality of our loan portfolio;

•	new declines in the value of our OREO;

•	the inaccuracy of assumptions underlying the establishment of our ALL;

•	reducing costs and expenses;

•	less favorable general economic conditions, either nationally or regionally; resulting in, among other things, a reduced demand for credit or other services;

•	a new slowdown in the housing markets, or an increase in interest rates, either of which may reduce demand for mortgages;

•	changes in interest rates, spreads on earning assets and interest-bearing liabilities, the shape of the yield curve and interest rate sensitivity;

•	a prolonged period of low interest rates;

•	loss of one or more members of executive management;

•	rapid technological development and changes;

•	disruptions in or manipulations of our operating systems;

•	increased competitive pressures in the banking industry or in COB's markets;

•	increasing price and product/service competition by competitors;

•	changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	the outcome of legislation and regulation affecting the financial services industry, including COB, including the continued effects resulting from the implementation of the Dodd-Frank Act;

•	changes in accounting principles and standards;

•	the effect of any mergers, acquisitions or other transactions to which we or our subsidiaries may from time to time be a party; and

•	COB's success at managing the risks involved in the foregoing.
All forward-looking statements speak only as of the date on which such statements are made, and COB undertakes no obligation to update any statement, to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Important Factors Impacting Comparability of Results
We have accounted for our purchase of Granite Corp. using the acquisition method of accounting as of October 21, 2011, the acquisition date. The results of our operations for the years ended December 31, 2013 and 2012 include the results of Granite Corp. for the entire year, while the results of our operations for the year ended December 31, 2011 include the results of Granite Corp. for the 71 day period from October 21, 2011 through December 31, 2011. Our balance sheets as of December 31, 2013, 2012 and 2011 includes the assets, liabilities and equity of Granite Corp.

Executive Overview

Background
We are a bank holding company incorporated in 1984 under the laws of the State of North Carolina. Through our ownership of CommunityOne Bank, N.A., or the "Bank," a national banking association headquartered in Asheboro, North Carolina, we offer a complete line of consumer, wealth management, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers through operations located throughout central, southern and western North Carolina.
In addition to the Bank, we own FNB United Statutory Trust I, FNB United Statutory Trust II, and Catawba Valley Capital Trust II, which were formed to facilitate the issuance of trust preferred securities. COB also owned Granite Mortgage, Inc., which ceased mortgage operations in 2009 and filed for Chapter 11 bankruptcy on February 15, 2012.
The Bank holds the stock of First National Investor Services, Inc., which holds deeds of trust for the Bank. The Bank had also owned Dover Mortgage, which had previously engaged in the business of originating, underwriting and closing mortgage loans for sale in the secondary market. Dover ceased operations in the first quarter of 2011 and filed for Chapter 11 bankruptcy on February 15, 2012.
We earn revenue primarily from interest on loans and securities investments, gains on the sale of mortgage loans, and fees charged for financial services provided to our customers. Offsetting these revenues are the cost of deposits and other funding sources, provision for loan losses and write-downs in the value of our OREO, and other operating costs such as: salaries and employee benefits, occupancy, data processing expenses and tax expense.
2013 Goals and Results
Our four core goals for 2013 were to (1) successfully complete the merger of the Bank and Bank of Granite during the second quarter of 2013, (2) continue to reduce problem asset levels and increase asset quality, (3) return the company to profitability in the second half of 2013, and (4) continue efforts to restore COB and its subsidiaries to a satisfactory condition. We executed each of these strategies during the year and achieved each of these goals.
We completed the merger of the Bank and Bank of Granite effective June 8, 2013. Merger of the two banks enabled us to consolidate overlapping branches and ATM networks, complete the consolidation of operational functions, and complete the merger-related expense, all of which delivered expense synergies in the third quarter of 2013. The bank merger also allowed us to better serve customers by having one brand and product set marketed throughout our footprint. We also changed the name of our holding company to CommunityOne Bancorp and changed our stock symbol effective July 1, 2013.
We continued to aggressively resolve our legacy credit issues during 2013. Nonperforming assets decreased by $79.0 million or 55% during 2013, from $142.6 million to $63.6 million. Classified loans decreased by $57.0 million or 37%, and OREO and property acquired in settlement of loans decreased $34.7 million or 55%. Our nonperforming asset ratio declined from 6.6% as of December 31, 2012 to 3.2% as of December 31, 2013 and our classified asset to Bank Tier 1 Capital and ALL ratio declined from 121% as of December 2012 to 70% as of December 31, 2013 - exceeding our goal. The resolution of these assets was accomplished at low cost, with net charge-offs of 26 basis points of average loans. More importantly, our performing loan portfolio is experiencing declining levels of delinquencies, 68 bps at December 31, 2013, as a result of the disciplined credit administration we have put in place since the Recapitalization.
The achievement of these first two goals, along with other strategies to increase net interest margin, increase noninterest income and reduce noninterest expense, enabled us to return to profitability in the second half of 2013. We earned $6.3 million during the second half of 2013 and the Bank was profitable for the full year, with net income of $0.3 million. In addition to the completion of the merger and realization of merger synergies, factors that contributed to our return to profitability include prudent deployment of excess cash positions into higher yielding loans and securities, growth in our performing commercial and mortgage loan portfolios, continued reductions in nonperforming assets and additional reductions in the cost of our interest-bearing deposits, and a successful expense reduction effort primarily focused on our branch, vendor, legal and insurance costs.
Finally, we substantially restored COB and its subsidiaries to a satisfactory condition. In this connection, the FDIC terminated its cease and desist order with the Bank of Granite, effective February 27, 2013. The termination of this action allowed Bank of Granite to merge with the Bank on June 8, 2013, at which time the OCC also terminated the Consent Order with the Bank, effective June 10, 2013. Lastly, the Federal Reserve Board terminated the Written Agreement with COB on November 7, 2013.
Our regulators were not the only entities that recognized our progress to return to satisfactory condition. As a result of our successful efforts to enhance our BSA/AML program, and to comply with the Bank Secrecy Act and related laws and regulations, the deferred prosecution agreement that the Bank had entered into with the U.S. Attorneys’ Office for the Western District of North Carolina and the U.S. Department of Justice in connection with the Recapitalization in order to settle a potential claim relating to a Bank customer that was under indictment for and was subsequently convicted of securities fraud, wire fraud and money laundering relating to a suspected Ponzi scheme, also was terminated and the related court case was dismissed on September 27, 2013.
Goals for 2014
Looking forward to 2014, we have four key objectives for our company: (1) grow loans; (2) grow core deposits; (3) invest in new businesses while maintaining our focus on expenses; and (4) resolve our remaining credit issues.
With respect to the first goal, we have several initiatives underway directed at loan growth throughout our commercial, consumer and mortgage lines of business, with a target to increase our loans to deposits ratio from 69% at December 31, 2013 to the mid-70% range by December 31, 2014.
We also expect to emphasize growing our core deposits by 3%, focusing on expanding our relationships with existing customers as well as attracting new customers. We are investing in enhanced treasury management products and services to attract and retain commercial deposit customers, supported by managers experienced in designing and selling cash management services. These products and services are targeted primarily for our small and medium sized commercial customers. We also are investing in expanding our on-line and mobile banking services so that our small business and consumer customers may have more convenient ways to transact business with us.
While investment in needed infrastructure and in our strategic initiatives is critical to our success, we intend to make sure that we maintain control over our expenses, targeting a core noninterest expense to average assets ratio of 3.5% during 2014. We expect to achieve that goal by targeting a 4% reduction in baseline expenses which will allow us to reinvest in our loan and deposit growth strategies. To that end, we have announced the closing of three branches - Biscoe, Dallas, and Enochville - effective April 2014. We also expect to continue to work with our vendors to reduce operating expenses throughout the year.
Finally, we are continuing our focused efforts to resolve our remaining legacy credit issues. Our goal is to reduce our classified assets by an additional $40 million during the year. Achievement of this goal will reduce our nonperforming assets ratio to 2.3% by December 31, 2014 and our ratio of classified assets to Bank Tier 1 capital and ALL from 70% to 45% by the same date.

Results of Operations
Our net loss after tax from continuing operations for 2013 was $1.5 million, a significant improvement over 2012's loss of $40.0 million. Over the final two quarters of 2013, we recorded consecutive quarters of profitability and earned $6.3 million in net income after taxes. The $38.5 million improvement in our net loss after tax from continuing operations in 2013 over 2012 is primarily driven by $13.5 million in reduced provision for loan losses, a $23.7 million in reduced OREO expenses and $3.1 million in increased net interest income. Diluted loss per common share from continuing operations declined from $1.87 in 2012 to $0.07 in 2013, as a result of the substantial improvement in net loss from continuing operations.
During 2013, net interest income grew 5% to $64.4 million, from $61.3 million in 2012. We improved our net interest margin to 3.44% in 2013 from 2.95% in 2012, as we successfully reduced the cost of interest-bearing deposits from 0.79% in 2012 to 0.53% in 2013, reduced the level of nonperforming loans by 56%, and reduced our average balances of low yielding cash equivalents by increasing our average investment securities balances by 24%. Noninterest income, excluding securities gains, declined $0.2 million, or 1%, in 2013, from $17.8 million in 2012 to $17.6 million in 2013. Increases in mortgage loan sales income and trust and investment services were partially offset by a decrease in service charge income.
Core earnings, a non-GAAP measure that excludes taxes, credit related costs and nonrecurring income and expense, increased $5.5 million in 2013 to $10.4 million, as compared to $4.9 million in 2012 and a loss of $11.6 million in 2011. The primary drivers of the increase in 2013 were $3.1 million in increased net interest income described above and $2.6 million in reduced core expenses, mostly as a result of the bank merger in June 2013, branch closures and other continuing cost reduction efforts.
Return on average assets improved in 2013 to (0.07)%, compared to (1.75)% in 2012 and (6.88)% in 2011. Return on average shareholders' equity was (1.73)% in 2013, compared to (34.88)% in 2012. Return on average equity was not a meaningful measure in 2011, as the Company had negative average equity for the year. In 2013, return on average tangible assets (calculated by deducting average goodwill and core deposit premiums from average assets) amounted to (0.07)%, improved from (1.76)% and (6.92)% in 2012 and 2011, respectively. Return on average tangible equity (calculated by deducting average goodwill and core deposit premiums from average equity) was (2.00)% in 2013, improved from (39.09)% in 2012. Again, this measure was not meaningful in 2011 because of the Company's negative average equity for the year.
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
Table 1 sets forth for the periods indicated information with respect to COB’s average balances of assets and liabilities, as well as the total dollar amounts of interest income (taxable equivalent basis) from earning assets and interest expense on interest-bearing liabilities, resultant rates earned or paid, net interest income, net interest spread and net yield on earning assets. Net interest spread refers to the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. Net yield on earning assets, or net interest margin, refers to net interest income divided by average earning assets and is influenced by the level and relative mix of earning assets and interest-bearing liabilities.

Table 1
Average Balance Sheet and Net Interest/Dividend Income Analysis
Fully Taxable Equivalent Basis

	Year Ended December 31,
	2013			2012			2011
(dollars in thousands)	Average Balance (3)	Income / Expense	Average Yield / Rate	Average Balance (3)	Income / Expense	Average Yield / Rate	Average Balance (3)	Income / Expense	Average Yield / Rate
Interest earning assets:
Loans (1)(2)	$1,162,677	$60,339	5.19%	$1,245,862	$66,178	5.31%	$1,137,817	$52,876	4.65%
Taxable investment securities	581,271	14,180	2.44	469,822	10,778	2.29	339,754	9,484	2.79
Tax-exempt investment securities (1)	—	—	—	—	—	—	5,150	346	6.72
Overnight Federal funds sold	—	—	—	—	—	—	—	—	—
Other earning assets	136,944	665	0.49	369,297	1,223	0.33	257,524	820	0.32
Assets of discontinued operations	—	—	—	—	—	—	7,157	67	0.94
Total earning assets	1,880,892	75,184	4.00	2,084,981	78,179	3.75	1,747,402	63,593	3.64
Non-earning assets:
Cash and due from banks	29,760			32,463			25,570
Goodwill and core deposit premium	11,412			11,745			5,263
Other assets, net	125,082			162,241			132,503
Assets of discontinued operations	—			111			1,205
Total assets	$2,047,146			$2,291,541			$1,911,943
Interest-bearing liabilities:
Interest-bearing demand deposits	$346,771	$1,058	0.31%	$349,288	$1,404	0.40%	$246,989	$1,759	0.71%
Savings deposits	79,651	81	0.10	72,594	108	0.15	49,628	122	0.25
Money market deposits	448,382	1,026	0.23	443,035	1,766	0.40	315,203	2,114	0.67
Time deposits	650,392	5,906	0.91	908,625	10,796	1.19	942,259	15,684	1.66
Retail repurchase agreements	9,852	21	0.21	9,861	29	0.29	8,973	52	0.58
Federal Home Loan Bank advances	62,499	1,376	2.20	58,351	1,448	2.48	122,388	2,547	2.08
Long-term debt	2,657	31	1.18	—	—	—	—	—	—
Other borrowed funds	56,702	1,060	1.84	56,702	1,157	2.04	59,503	1,298	2.18
Total interest-bearing liabilities	1,656,906	10,559	0.64	1,898,456	16,708	0.88	1,744,943	23,576	1.35
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	284,378			253,883			171,433
Other liabilities	20,286			23,908			14,980
Shareholders’ equity (deficit)	85,576			114,684			(22,809)
Liabilities of discontinued operations	—			610			3,396
Total liabilities and equity	$2,047,146			$2,291,541			$1,911,943
Net interest income and net yield on earning assets (4)		$64,625	3.44%		$61,471	2.95%		$40,017	2.29%
Interest rate spread (5)			3.36%			2.87%			2.29%

(1)	The fully tax equivalent basis is computed using a federal tax rate of 35%.

(2)	Average loan balances include nonaccruing loans and loans held for sale.

(3)	Average balances include market adjustments to fair value for securities available-for-sale and loans held for sale.

(4)	Net yield on earning assets is computed by dividing net interest income by average earning assets.

(5)	Earning asset yield minus interest-bearing liabilities rate.

Net interest income (on a non tax equivalent basis) was $64.4 million in 2013, compared to $61.3 million in 2012. This increase of $3.1 million, or 5%, resulted primarily from an increase in the net yield on earning assets, or net interest margin, to 3.44% in 2013 from 2.95% in 2012, partially offset by a 10% decrease in the level of average earning assets during the same period. There were two primary drivers of this 49 basis point increase in net interest margin in 2013. The first driver was a decrease in the cost and amount of interest-bearing liabilities as a result of COB's efforts to decrease its reliance on higher cost time deposits. The second driver was an increase in yield on earning assets, which was positively impacted by the deployment of funds from low-yielding cash equivalents into higher yielding investment securities whose average balances rose by $111.4 million during 2013. These improvements were partially offset by the impact of the continued low interest rate environment on average loan yields, which declined by 0.12% during the year, and a decrease in average loans, which fell 7% in 2013.
In 2012, the increase in net interest income of $21.7 million, or 55% from 2011, resulted primarily from a 19% increase in the level of average earning assets accompanied by an increase in the net yield on earning assets, or net interest margin, from 2.29% in 2011 to 2.95% in 2012. Both of these were primarily as a result of the impact of the acquisition of Granite Corp. on October 21, 2011.
On a taxable equivalent basis, the changes in net interest income were a $3.2 million increase in 2013 and an increase of $21.5 million for 2012, reflecting changes in the levels of and relative mix of taxable and non-taxable earning assets in each year.
In 2013, the net interest spread increased by 49 basis points from 2.87% in 2012, to 3.36% in 2013, reflecting the net effect of an increase in the average total yield on earning assets and a decrease in the average rate paid on interest-bearing liabilities, or cost of funds. The yield on earning assets increased by 25 basis points, from 3.75% in 2012 to 4.00% in 2013, while the decrease in the cost of funds was 24 basis points, from 0.88% to 0.64%. In 2012, the 58 basis point increase in net interest spread resulted from an 11 basis point increase in the yield on earning assets and a 47 basis point decrease in the cost of funds, primarily the cost of deposits.
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
Table 2
Volume and Rate Variance Analysis

(dollars in thousands)	2013 vs 2012			2012 vs 2011
	Volume Variance	Rate Variance	Total Variance	Volume Variance	Rate Variance	Total Variance
Interest income:
Loans, net	$(4,362)	$(1,477)	$(5,839)	$5,021	$8,281	$13,302
Taxable investment securities	2,666	736	3,402	3,631	(2,337)	1,294
Tax-exempt investment securities	—	—	—	(346)	—	(346)
Overnight Federal funds sold	—	—	—	—	—	—
Other earning assets	(2,443)	1,885	(558)	353	50	403
Assets of discontinued operations	—	—	—	(67)	—	(67)
Total interest income	(4,139)	1,144	(2,995)	8,592	5,994	14,586
Interest expense:
Interest-bearing demand deposits	(11)	(335)	(346)	729	(1,084)	(355)
Savings deposits	11	(38)	(27)	56	(70)	(14)
Money market deposits	22	(762)	(740)	857	(1,205)	(348)
Time deposits	(2,675)	(2,215)	(4,890)	(560)	(4,328)	(4,888)
Retail repurchase agreements	—	(8)	(8)	5	(28)	(23)
Federal Home Loan Bank advances	124	(196)	(72)	(1,333)	234	(1,099)
Long-term debt	31	—	31	—	—	—
Other borrowed funds	—	(97)	(97)	(61)	(80)	(141)
Total interest expense	(2,498)	(3,651)	(6,149)	(307)	(6,561)	(6,868)
Increase (decrease) in net interest income	$(1,641)	$4,795	$3,154	$8,899	$12,555	$21,454

Provision for Loan Losses
The provision for (recovery of) loan loss is the charge against (addition to) earnings added to (subtracted from) the ALL each year to provide a level of allowance considered appropriate to absorb probable losses inherent in the loan portfolio. The amount of each year’s charge (addition) is affected by several considerations, including management’s evaluation of various risk factors in determining the adequacy of the allowance (see “Asset Quality” below), loan composition, actual loan loss experience and loan portfolio growth.
The provision for loan losses has declined substantially over the past three years primarily as a result of improved loss experience and reductions in the amount of nonperforming loans. The provision for loan losses was $0.5 million in 2013, $14.0 million in 2012 and $67.4 million in 2011. These changes in the level of the provision for loan losses are discussed and analyzed in detail as part of the discussions in the “Asset Quality” section.
Noninterest Income
Noninterest income, excluding discontinued operations, was $20.4 million in 2013, a decline of $1.6 million from 2012. The decrease was primarily caused by a decline in securities gains of $1.3 million, from $4.1 million in 2012 to $2.8 million in 2013. Core noninterest income, a non-GAAP measure that excludes nonrecurring items like securities gains and losses, fell $0.2 million in 2013. Loan sales income from the sale of mortgage loans to Fannie Mae was higher by $0.3 million in 2013 compared to 2012 as we sold loans to Fannie Mae for the full year in 2013 versus a partial year in 2012. Service charges on deposit accounts decreased $0.4 million in 2013, primarily as a result of a one-time 60 day fee waiver given to customers at the Bank as part of the product conversion completed in February of 2013, and the impact of changes to NSF policies and overdraft protection products beginning in the second half of 2012.
In 2012, noninterest income was $22.0 million, essentially unchanged from 2011. Core noninterest income, which excluded securities gains, loss on fair value swap and gain on extinguishment of debt in 2012 and 2011, grew $4.5 million, or 34%, in 2012, from $13.4 million in 2011 to $17.9 million in 2012. This growth is attributable in part to the addition of a full year's results of Granite in 2012, and to $2.1 million of loan sales income from the sale of mortgage loans to Fannie Mae following the resumption of sales of loans to Fannie Mae in the second quarter of 2012. Service charges on deposit accounts increased $0.9 million in 2012, primarily because our 2012 results include a full year of Granite's operations. These increases in core noninterest income were offset by a $3.2 million decline in non-core securities gains in 2012 to $4.1 million, from $7.3 million in 2011.
Table 3
Noninterest Income

(dollars in thousands)	December 31,
	2013	2012	2011
Service charges on deposit accounts	$6,714	$7,080	$6,203
Mortgage loan income	2,319	2,065	7
Cardholder and merchant services income	4,531	4,579	3,182
Trust and investment services	1,305	1,036	1,163
Bank-owned life insurance	1,073	1,195	1,203
Other service charges, commissions and fees	1,315	1,128	770
Gain on extinguishment of debt	—	—	1,625
Securities gains, net	2,772	4,121	7,298
Net (loss) gain on fair value swap	—	—	(339)
Other income	385	754	858
Total noninterest income	$20,414	$21,958	$21,970
Less:
Gain on extinguishment of debt	—	—	1,625
Net (loss) gain on fair value swap	—	—	(339)
Securities gains, net	2,772	4,121	7,298
Core noninterest income (1)	$17,642	$17,837	$13,386
(1) Non-GAAP Measure

Noninterest Expense
Noninterest expense, excluding discontinued operations, was well controlled in 2013, declining $25.7 million, or 23%, from 2012. The decline was primarily the result of a $23.7 million decrease in OREO expenses on lower OREO balances and continued stabilization in local real estate markets, as well as a $2.2 million decrease in professional fees, as a result of legal and vendor expenses reduced after the completion of the Recapitalization and Merger.
As a result of the level of legacy problem assets, actions taken to dispose of those assets and actions taken to restructure the balance sheet, there have been a significant number of non-core items within our noninterest expense in the last three years. Core noninterest expense, which excludes the non-core items of other real estate expense, loan collection expense, merger-related expense, mortgage and litigation accruals, rebranding expense, branch closure and restructuring expense, loss on sales of loans held for sale, and prepayment penalty on borrowings, the core noninterest expense ("Core NIE"), was $71.7 million in 2013, a decrease of $2.5 million, or 3%, from $74.2 million in 2012. On a comparative basis, core noninterest expense as a percent of average assets was 3.50% in 2013, slightly higher than 3.24% in 2012.
Noninterest expense, excluding discontinued operations, declined $14.8 million, or 12%, from 2011 to 2012. The decline was primarily the result of a $23.5 million decrease in OREO expenses on lower OREO balances and improvements in local real estate markets, as well as a $3.2 million decrease in FDIC insurance assessments based on the improved capital position of the Bank following the Recapitalization. These declines were partially offset by a $12.3 million increase in personnel expense, as well as increases in net occupancy expense and furniture, equipment and data processing expense, primarily because our results for 2012 include a full year of Granite's operations, whereas 2011’s results included only the period from October 21, 2011 through December 31, 2011. In addition, merger-related expenses increased $2.0 million in 2012, to $3.2 from $1.2 million in 2011. Merger-related expenses in 2012 include the costs associated with merging information systems, severance for displaced employees, consolidated branch closure costs, and other merger-related professional services.
Excluding the same non-core items referenced above, core noninterest expense increased $9.7 million in 2012 to $74.2 million, from $64.5 million in 2011, primarily as a result of the addition of a full year of Granite expenses in 2012. Core noninterest expense to average assets decreased slightly in 2012 to 3.24% from 3.37% in 2011.

Table 4
Noninterest Expense

(dollars in thousands)	December 31,
	2013	2012	2011
Personnel expense	$40,661	$40,051	$27,725
Net occupancy expense	6,391	6,461	4,933
Furniture, equipment and data processing expense	8,638	8,721	6,648
Professional fees	3,100	5,266	7,335
Stationery, printing and supplies	644	637	471
Advertising and marketing	1,135	957	645
Credit/debit card expense	2,143	1,717	1,674
Core deposit intangible amortization	1,407	1,407	897
FDIC insurance	2,643	3,499	6,706
Other real estate owned expense	4,138	27,883	51,424
Loan collection expense	4,333	3,274	5,032
Merger-related expense	3,498	3,241	1,236
Loss on sale of loans held for sale	—	—	1,241
Prepayment penalty on borrowings	—	—	1,605
Other expense	5,750	7,092	7,468
Total noninterest expense	84,481	110,206	125,040
Less:
Other real estate owned expense	4,138	27,883	51,424
Loan collection expense	4,333	3,274	5,032
Merger-related expense	3,498	3,241	1,236
Mortgage and litigation accruals	(487)	1,100	—
Rebranding	616	397	—
Branch closure and restructuring expenses	675	96	—
Loss on sale of loans held for sale	—	—	1,241
Prepayment penalty on borrowings	—	—	1,605
Core noninterest expense (1)	71,708	74,215	64,502
(1) Non-GAAP Measure
Provision for Income Taxes
Excluding discontinued operations, COB had an income tax expense totaling $1.3 million for the year ended 2013 compared to an income tax benefit of $1.0 million for the same period in 2012. The change resulted primarily from the reduction of deferred tax liabilities during the year, offset by an increase in the deferred tax assets arising from declines in the market value of available-for-sale securities for which no valuation allowance is required. Because we maintain a valuation allowance for net deferred tax assets equal to the gross deferred tax asset (less deferred tax assets for which no valuation allowance is required, net of any deferred tax liabilities), increases in our net deferred tax assets resulted in an increase to the required valuation reserve and a corresponding increase in income tax expense. COB’s income tax expense as a percentage of loss before income taxes, excluding discontinued operations, was 844% for the year ended December 31, 2013, compared to an income tax benefit of 2.5% for the same period ended 2012.
Excluding discontinued operations, COB had an income tax benefit totaling $1.0 million for the year ended 2012 compared to an income tax expense of $0.6 million for the same period in 2011. The change resulted primarily from the impact of the change in the market value of available-for-sale securities relating to our tax strategy for securities with losses on our net deferred tax assets, and a reduction in the corresponding valuation allowance that was recorded as income tax benefit. COB’s income tax benefit as a percentage of loss before income taxes, excluding discontinued operations, was 2.5% for the year ended December 31, 2012, compared to provision for income tax of 0.5% for the same period ended 2011.

On a quarterly basis, the net deferred tax assets are evaluated to determine the amount of net deferred tax assets that are realizable in the foreseeable future. In assessing whether net deferred tax assets will be realized, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. After evaluating the positive and negative evidence to support the realization of the net deferred tax assets under current guidance, we continue to believe there is insufficient positive evidence to support a conclusion that it is more likely than not that all of this asset will be realized in the foreseeable future. Consequently, we maintained a valuation allowance for the amount for which it has been determined that realization is not more-likely-than-not. For deferred tax assets associated with unrealized losses on investment securities, for which we have the capability and intent to hold until maturity and thus not incur the unrealized loss, we have concluded that it is not necessary to maintain a valuation allowance. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense in continuing operations or other comprehensive income, as appropriate.
Liquidity

Liquidity for COB refers to its continuing ability to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to COB for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks (b) the outstanding balance of federal funds sold (c) the market value of unpledged investment securities and (d) availability under lines of credit. At December 31, 2013, the total amount of these four items was $525.1 million, or 27% of total assets, a decrease of $203.2 million from $728.3 million, or 34% of total assets, at December 31, 2012.  COB could also access $301.8 million of additional borrowings under credit lines by pledging additional collateral.

Consistent with the general approach to liquidity, loans and other assets of COB are funded primarily by local core deposits. A stable deposit base, supplemented by FHLB advances and a modest amount of brokered time deposits, has been sufficient to meet the Bank's loan demands. During 2013, liquidity was used to grow the loan portfolio by $30.1 million and to reduce the amount of higher cost time deposits by $180.9 million, offset by a reduction in OREO assets of $34.7 million. During 2013, we were able to grow our loans to deposits ratio from 62% at year-end 2012 to 69% at year-end 2013.
Contractual Obligations
Under existing contractual obligations, we will be required to make payments in future periods. Table 5 presents aggregated information about the payments due under such contractual obligations at December 31, 2013. Benefit plan payments cover estimated amounts due through 2023.
Table 5
Contractual Obligations

(dollars in thousands)	Payments Due by Period at December 31, 2013
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits	$1,532,061	$167,878	$48,766	$—	$1,748,705
Retail repurchase agreements	6,917	—	—	—	6,917
Federal Home Loan Bank advances	5,000	8,000	10,283	50,000	73,283
Trust preferred securities	—	—	—	56,702	56,702
Lease obligations	1,715	3,028	2,329	8,843	15,915
Estimated benefit plan payments:
Pension	826	1,759	1,823	4,522	8,930
Other	65	137	139	367	708
Total contractual cash obligations	$1,546,584	$180,802	$63,340	$120,434	$1,911,160
Commitments, Contingencies and Off-Balance Sheet Risk
In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at December 31, 2013 are discussed below.
Commitments by the Bank to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2013, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $225.6 million. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements. COB evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.
The Bank issues standby letters of credit whereby each guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to standby letters of credit was $0.7 million at December 31, 2013 and $0.9 million at December 31, 2012.
The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The fair value of these commitments was not considered material.
COB does not have any special purpose off-balance sheet financing.
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
Table 6 presents information about the periods in which the interest-sensitive assets and liabilities at December 31, 2013 will mature, prepay, or be subject to repricing in accordance with market rates, and the resulting interest-sensitivity gaps. This table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of what the sensitivity will be on other dates.

Table 6
Interest Rate Sensitivity Analysis

	December 31, 2013
(dollars in thousands)	Rate Maturity
	1-90 Days	91-180 Days	181-365 Days	Beyond One Year	Total
Earning Assets
Investment securities	$48,120	$25,807	$36,651	$455,831	$566,409
Loans	473,916	37,820	71,241	629,271	1,212,248
Loans held for sale	1,836	—	—	—	1,836
Interest-bearing bank balances	35,513	—	—	—	35,513
Other earning assets	5,878	4,264	—	—	10,142
Total interest-earning assets	565,263	67,891	107,892	1,085,102	1,826,148
Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	347,791	—	—	—	347,791
Savings deposits	80,507	—	—	—	80,507
Money market deposits	447,672	—	—	—	447,672
Time deposits of $100,000 or more	38,543	30,848	64,428	95,576	229,395
Other time deposits	68,266	53,810	109,734	121,069	352,879
Retail repurchase agreements	6,917	—	—	—	6,917
Federal Home Loan Bank advances	50,000	—	5,000	18,283	73,283
Long-term notes payable	—			5,263	5,263
Trust preferred securities	56,702	—	—	—	56,702
Total interest-bearing liabilities	1,096,398	84,658	179,162	240,191	1,600,409
Interest Sensitivity Gap	$(531,135)	$(16,767)	$(71,270)	$844,911	$225,739
Cumulative gap	$(531,135)	$(547,902)	$(619,172)	$225,739	$225,739
Ratio of interest-sensitive assets to interest-sensitive liabilities	52%	80%	60%	452%	114%
COB’s balance sheet was asset-sensitive at December 31, 2013. An asset sensitive position means that in a declining rate environment, COB’s assets will reprice down faster than liabilities, resulting in a reduction in net interest income. Conversely, when interest rates rise, COB’s earnings position should improve. Included in interest-bearing liabilities subject to rate changes within 90 days are COB’s interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators.
Market Risk
Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of current and future period net interest income, which is the favorable spread earned from the excess of interest income on interest-earning assets, over interest expense on interest-bearing liabilities.
Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. The structure of COB’s loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net interest income while improving net market values. Conversely, an increase in interest rates may improve net interest income while adversely impacting net market values. We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of our asset/liability management function, which is discussed in “Asset/Liability Management and Interest Rate Sensitivity” above. The use of interest rate swaps in conjunction with asset/liability management objectives used during 2010 and terminated during 2011, is discussed in Note 19 to the accompanying consolidated financial statements.

Table 7 presents information about the contractual maturities, average interest rates and estimated values at current rates of financial instruments considered market risk sensitive at December 31, 2013.
Table 7
Market Risk Analysis of Financial Instruments

(dollars in thousands)	Contractual Maturities at December 31, 2013
	2014	2015	2016	2017	2018	Beyond Five Years	Total	Average Interest Rate (1)	Estimated Value at Current Rates
Financial Assets
Debt and equity securities (2):
Fixed rate	$10,157	$8,391	$2,051	$—	$—	$550,938	$571,537	2.58%	$536,461
Variable rate	—	—	—	—	—	18,315	18,315	3.10%	19,278
Loans (3):
Fixed rate	69,858	35,741	37,559	72,198	88,346	512,580	816,282	4.69%	768,533
Variable rate	80,768	22,986	25,103	18,401	28,958	219,750	395,966	3.98%	388,078
Held for sale	1,836	—	—	—	—	—	1,836	4.01%	1,836
Interest-bearing bank balances	35,513	—	—	—	—	—	35,513	0.25%	35,513
Other earning assets	10,142	—	—	—	—	—	10,142	3.82%	10,142
Total	$208,274	$67,118	$64,713	$90,599	$117,304	$1,301,583	$1,849,591	3.78%	$1,759,841
Financial Liabilities
Interest-bearing demand deposits	$347,791	$—	$—	$—	$—	$—	$347,791	0.31%	$347,791
Savings deposits	80,507	—	—	—	—	—	80,507	0.10%	80,507
Money market deposits	447,672	—	—	—	—	—	447,672	0.23%	447,672
Time deposits:
Fixed rate	363,593	118,132	49,622	38,723	10,043	—	580,113	0.83%	580,093
Variable rate	2,035	125	—	—	—	—	2,160	0.29%	2,160
Retail repurchase agreements	6,917	—	—	—	—	—	6,917	0.21%	6,917
Federal Home Loan Bank advances:
Fixed rate	5,000	3,000	5,000	5,000	5,283	—	23,283	2.16%	23,076
Variable rate	—	—	—	—	—	50,000	50,000	1.62%	52,587
Long-term notes payable	—	—	—	5,263	—	—	5,263	1.43%	5,263
Trust preferred securities	—	—	—	—	—	56,702	56,702	1.84%	22,316
Total	$1,253,515	$121,257	$54,622	$48,986	$15,326	$106,702	$1,600,408	0.59%	$1,568,382

(1)	The average interest rate related to debt securities is stated on a fully taxable equivalent basis, assuming a 35% federal income tax rate.

(2)	Contractual maturities of debt and equity securities are based on amortized cost.

(3)	Nonaccrual loans are included in the balance of loans. The allowance for loan losses is excluded.
For a further discussion on market risk and how COB addresses this risk, see Item 7A of this Report.
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

At December 31, 2013, COB, and the Bank had total risk-based capital ratios of 12.6% and 13.2%, respectively, and Tier 1 risk-based capital ratios of 9.5%, and 11.9%, respectively. COB and the Bank had a leverage capital ratio of 6.0% and 7.5% at December 31, 2013, respectively. On June 10, 2013, the OCC terminated the Bank Consent Order; however, the Bank has continuing obligations to, among other things, adhere to its 2013 Business Plan ("Plan"), including maintaining the capital ratios in the Plan.
Table 8
Regulatory Capital

(dollars in thousands)	At December 31,
	2013		2012		2011
Total risk-based capital
Consolidated	$159,146	12.6%	$158,993	12.3%	$193,725	13.8%
CommunityOne Bank, N.A.	166,152	13.2	103,976	11.4	136,761	14.5
Bank of Granite	N/A	N/A	60,896	16.3	54,647	12.0
Tier 1 risk-based capital
Consolidated	119,499	9.5	119,242	9.3	164,253	11.7
CommunityOne Bank, N.A.	150,274	11.9	92,418	10.1	124,639	13.2
Bank of Granite	N/A	N/A	56,209	15.0	54,633	12.0
Leverage capital
Consolidated	119,499	6.0	119,242	5.5	164,253	6.7
CommunityOne Bank, N.A.	150,274	7.5	92,418	6.2	124,639	7.4
Bank of Granite	N/A	N/A	56,209	8.1	54,633	7.2
The prompt corrective action provisions of federal law also apply to the Bank, which requires the federal bank agencies to take prompt action to resolve problems of insured depository institutions such as the Bank, as their capital levels decrease.
On February 13, 2009, COB entered into a Purchase Agreement with the U.S. Treasury as a participant in the U.S. Treasury Capital Purchase Program (“CPP”). As part of COB’s participation under the CPP, COB issued to the U.S. Treasury 51,500 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A having a liquidation value per share of $1,000, for a total price of $51.5 million. The Preferred Stock paid cumulative dividends at the rate of 5% per year for the first five years and thereafter at a rate of 9% per year. As part of its purchase of the Preferred Stock, the U.S. Treasury received a Warrant to purchase 2,207,143 shares of COB’s common stock at an initial per share exercise price of $3.50. On October 21, 2011, as part of the Recapitalization of COB, COB acquired Bank of Granite Corporation and its subsidiary bank, Bank of Granite, through the merger of a wholly owned subsidiary of ours into Granite Corp. (the “Merger”). Bank of Granite was merged into the Bank and Bank of Granite Corporation was dissolved on June 8, 2013. The Recapitalization also included: (a) a capital raise of $310 million in a private placement, at a price of $16.00 per share, with investments from (1) affiliates of each of Carlyle, and Oak Hill Capital pursuant to investment agreement with each Anchor Investor, and (2) the Investors, including certain of our directors and officers, pursuant to subscription agreements with each Investor; (b) the exchange of 51,500 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A par value $10.00 per share and liquidation preference $1,000 per share, held by the U.S. Treasury and all accrued and unpaid dividends thereon, for an aggregate of 1,085,554 shares of our common stock, pursuant to the TARP Exchange Agreement, and (2) the amendment of the Warrant (“Amended TARP Warrant”), issued to the U.S. Treasury to purchase 22,072 shares of our common stock at an exercise price of $16.00 per share; (c) the settlement by the Bank of the $2.5 million aggregate principal amount of subordinated debt held by SunTrust Bank for cash in the amount equal to the sum of 35% of the principal amount thereof plus 100% of the unpaid and accrued interest thereon as of the closing date, and the repurchase by the Bank from SunTrust of the shares of nonvoting, nonconvertible, nonredeemable cumulative preferred stock of the Bank held by SunTrust Bank and having an aggregate liquidation preference of $12.5 million for cash in an amount equal to the sum of 25% of the aggregate liquidation preference plus 100% of the unpaid and accrued dividends thereon as of the closing date; and (d) a one-for-one hundred Reverse Stock Split of our common stock effective as of the close of business on October 31, 2011.
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
As consideration for the Merger, each outstanding share of Granite Corp. common stock, par value $1.00 per share, other than shares held by COB, Granite Corp. or any of their respective wholly owned subsidiaries and other than shares owned in a fiduciary capacity or as a result of debts previously contracted, was converted, on a pre-reverse stock split basis, into the right to receive 3.375 shares of COB's common stock. Pursuant to the Merger Agreement, we agreed to issue 1 warrant for every 4 shares owned by Granite shareholders on October 20, 2011 at a price of $16 per share (adjusted for the impact of the Reverse Stock Split). As a result of the Merger and as a result of the Reverse Stock Split, we issued approximately 521,595 shares of COB common stock to Granite Corp. stockholders in the aggregate.
During 2012, we raised additional capital through the issuance of 485,788 shares of common stock in an “At the Market” or ATM offering, at an average price of $15.01, for total proceeds of $7.29 million. Net proceeds from the offering of $6.7 million were contributed to the Bank. In addition, during July 2012, COB sold a further 186 shares to holders of warrants issued in connection with the Merger, yielding net proceeds of approximately $3,000.
Balance Sheet Review
Total assets decreased $166.6 million, or 8%, in 2013, as we deployed cash to repay deposits, as part of our strategy to de-lever and shift the deposit base away from higher cost certificates of deposit to lower cost core deposits. In 2012, total assets decreased $257.5 million, or 11%, also for these reasons. Total deposits declined $158.3 million in 2013, as compared to a decrease of $222.1 million in 2012. Included in the net decrease in deposits in 2013 and 2012 was $26.4 million and $56.5 million, respectively, of nonrelationship brokered certificates of deposits that matured and were not renewed. We expect to stabilize our asset and deposit base in 2014, and that further declines in the cost of deposits, as CDs mature and are repriced into lower rates, will be modest. Core deposits, or non-CD deposits, grew 2.0% in 2013. During 2013, we purchased investment securities to be held-to-maturity and such securities amounted to $151.8 million at December 31, 2013.
Loans held for investment increased by $35.2 million, or 3%, during 2013 as we originated commercial and consumer loans, reduced nonperforming loans by $42.6 million and purchased pools of mortgage loans to offset mortgage prepayment and grow the residential loan portfolio. More importantly, as a measure of the resolution and new origination activity behind this net growth, pass rated loans (including loans held for sale) grew $118.1 million during 2013, or 12%. Loans held for investment fell by $40.5 million in 2012 as a result of payoffs, charge-offs and problem loan resolution through loan sale or foreclosure. Average assets decreased by 11% in 2013, compared to an increase of 20% in 2012, as a result of the impact of the Granite assets added through the Merger.
We have recorded net deferred tax assets of $158.2 million at December 31, 2013, along with a corresponding deferred tax valuation allowance of $148.0 million. At December 31, 2012 we had recorded $183.2 million in net deferred tax assets, along with a corresponding $182.4 million deferred tax valuation allowance, of which $34.6 million and $33.8 million, respectively, related to Granite.
Investment Securities
During 2013, we invested excess liquidity and repositioned the portfolio to better align the balance of risks in our balance sheet. Purchases were designated either Available-for-Sale ("AFS") or Held-to-Maturity ("HTM") in circumstances where we had both the intent and ability to hold them until contractual maturity. As a result of the repositioning, investment securities designated AFS decreased $150.2 million, or 27%, to $414.6 million at December 31, 2013 from $564.9 million the previous year. Securities designated HTM grew $151.8 million from zero the previous year. In total, our portfolio grew $1.5 million to $566.4 million at December 31, 2013 from $564.9 million the previous year. We principally invested in longer term residential mortgage-backed-GSE securities and medium term commercial mortgage-backed securities, which increased $141.7 million and $4.3 million, respectively. In addition, during 2013 and 2012, based on our continuous assessment of cash flows, levels of loan production, current interest rate risk strategies and the potential future direction of market interest rate changes, we received proceeds from sales of investments of $177.8 million and $212.6 million and recognized net gains of $2.8 million and $4.1 million, respectively. As a result of changes in current market rates of interest, and the impact of reinvestment of sales and repayment proceeds at then-current interest rates, the overall investment portfolio average yield increased from 2.19% at December 31, 2012 to 2.60% at December 31, 2013.
At December 31, 2013, the investment securities portfolio included securities designated as AFS and HTM. At December 31, 2012 and 2011, we classified our entire investment securities portfolio as available-for-sale, including those purchased in the Merger on October 21, 2011.
Investments are carried on the consolidated balance sheets at estimated fair value for available-for-sale securities and at amortized cost for held-to-maturity securities. The following table presents the amortized cost, fair value and weighted-average yield of securities by contractual maturity at December 31, 2013, 2012 and 2011. The average yields are based on the amortized cost. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date. Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.
Table 9
Investment Securities Portfolio Analysis
December 31, 2013
Available-for-Sale

(dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	No Stated Maturity	Total
Amortized Cost
Available-for-Sale:
Obligations of:
U.S. government sponsored agencies	$—	$2,051	$—	$—	$—	$2,051
Residential mortgage-backed securities-GSE	—	—	7,773	356,740	—	364,513
Residential mortgage-backed securities-Private	—	—	—	19,770	—	19,770
Commercial mortgage-backed securities-GSE	—	—	22,767	—	—	22,767
Commercial mortgage-backed securities-Private	—	—	—	10,408	—	10,408
Business Development Company Investment	—	—	—	—	1,753	1,753
Corporate notes	8,404	8,391	—	—	—	16,795
Total available-for-sale securities	$8,404	$10,442	$30,540	$386,918	$1,753	$438,057
Held-to-Maturity:
Residential mortgage-backed securities-GSE	—	—	—	141,724	—	141,724
Commercial mortgage-backed securities-Private	—	—	—	10,071	—	10,071
Total held-to-maturity securities	$—	$—	$—	$151,795	$—	$151,795
Total investment securities	$8,404	$10,442	$30,540	$538,713	$1,753	$589,852

Fair Value
Available-for-Sale:
Obligations of:
U.S. government sponsored agencies	$—	$2,077	$—	$—	$—	$2,077
Residential mortgage-backed securities-GSE	—	—	8,029	333,118	—	341,147
Residential mortgage-backed securities-Private	—	—	—	20,752	—	20,752
Commercial mortgage-backed securities-GSE	—	—	21,439	—	—	21,439
Commercial mortgage-backed securities-Private	—	—	—	9,585	—	9,585
Business Development Company investment	—	—	—	—	2,737	2,737
Corporate Notes	8,406	8,471	—	—	—	16,877
Total available-for-sale securities	$8,406	$10,548	$29,468	$363,455	$2,737	$414,614
Held-to-Maturity:
Residential mortgage-backed securities-GSE	—	—	—	131,817	—	131,817
Commercial mortgage-backed securities-Private	—	—	—	9,308	—	9,308
Total held-to-maturity securities	$—	$—	$—	$141,125	$—	$141,125
Total investment securities	$8,406	$10,548	$29,468	$504,580	$2,737	$555,739
Total average yield	1.30%	1.30%	2.18%	2.66%	—%	2.60%

December 31, 2012
Available-for-Sale

(dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized Cost
Obligations of:
U.S. Treasury and government agencies	$—	$—	$—	$6,646	$6,646
U.S. government sponsored agencies	—	22,118	—	—	22,118
States and political subdivisions	2,121	3,797	—	—	5,918
Residential mortgage-backed securities-GSE	—	—	—	436,344	436,344
Residential mortgage-backed securities-Private	—	—	—	22,649	22,649
Commercial mortgage-backed securities-GSE	—	—	23,150	—	23,150
Commercial mortgage-backed securities-Private	—	—	—	5,283	5,283
Corporate Notes	16,595	16,849	3,266	—	36,710
Total available-for-sale securities	$18,716	$42,764	$26,416	$470,922	$558,818
Fair Value
Obligations of:
U.S. Treasury and government agencies	$—	$—	$—	$6,981	$6,981
U.S. government sponsored agencies	—	22,173	—	—	22,173
States and political subdivisions	2,130	3,908	—	—	6,038
Residential mortgage-backed securities-GSE	—	—	—	441,074	441,074
Residential mortgage-backed securities-Private	—	—	—	22,945	22,945
Commercial mortgage-backed securities-GSE	—	—	23,359	—	23,359
Commercial mortgage-backed securities-Private	—	—	—	5,317	5,317
Corporate Notes	16,721	16,993	3,249	—	36,963
Total available-for-sale securities	$18,851	$43,074	$26,608	$476,317	$564,850
Total average yield	2.04%	1.00%	1.99%	2.31%	2.19%

December 31, 2011
Available-for-Sale

(dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized Cost
Obligations of:
U.S. Treasury and government agencies	$—	$—	$—	$7,081	$7,081
U.S. government sponsored agencies	21,399	2,097	1,500	7,483	32,479
States and political subdivisions	—	6,075	—	—	6,075
Residential mortgage-backed securities-GSE	—	—	—	348,884	348,884
Residential mortgage-backed securities-Private	—	—	—	33,111	33,111
Corporate notes	—	—	3,206	—	3,206
Total available-for-sale securities	$21,399	$8,172	$4,706	$396,559	$430,836
Fair Value
Obligations of:
U.S. Treasury and government agencies	$—	$—	$—	$7,188	$7,188
U.S. government sponsored agencies	21,248	2,099	1,514	7,503	32,364
States and political subdivisions	—	6,090	—	—	6,090
Residential mortgage-backed securities-GSE	—	—	—	350,273	350,273
Residential mortgage-backed securities-Private	—	—	—	32,217	32,217
Corporate notes	—	—	3,174	—	3,174
Total available-for-sale securities	$21,248	$8,189	$4,688	$397,181	$431,306
Total average yield	2.75%	2.22%	5.31%	2.81%	2.83%
Loans
Our primary source of revenue and largest component of earning assets is the loan portfolio. In 2013, loans increased $35.2 million, or 3.0%, as compared to a decrease of $40.5 million, or 3.3%, in 2012. The principal driver of the increase in 2013 was loan originations and residential mortgage loan purchases exceeding loan payoffs and amortization, loan charge-offs, and problem loan resolution through loan foreclosure. In 2013, we originated $176.7 million of residential mortgage loans and purchased $157.6 million of residential mortgage loans.
In 2012, loan charge-offs and loan foreclosures, combined with a weak economy which led to limited new loan originations, contributed to the decline in our loan portfolio. In 2012, we originated $168.1 million of residential mortgage loans and purchased $173.2 million of residential mortgage loans. In 2011, payoffs, problem loan resolution, weakness in loan demand due to general economic conditions and our uncertain financial condition prior to the Recapitalization and Merger were responsible for the decline in the loan portfolio, offset by $393.7 million of loans acquired in the Merger. In 2011, we originated $48.9 million of residential mortgage loans.
Our target portfolio is an equal balance between commercial loans and consumer loans, including residential mortgage loans. At December 31, 2013, 56.2% of the loan portfolio consisted of residential mortgage and consumer loans, increased from 50.7% in 2012 and 40.9% in 2011. We plan to maintain the balance between consumer and commercial loans in 2014.
Table 10 sets forth the major categories of loans for each of the last five years.

Table 10
Loan Portfolio Composition

(dollars in thousands)	December 31,
	2013		2012		2011		2010		2009
Loans held for sale	$1,836		$6,974		$4,529		$—		$58,219
Loans held for investment:
Commercial and agricultural	$72,252	5.9%	$79,704	6.8%	$95,089	7.8%	$93,747	7.2%	$194,134	12.4%
Real estate-construction	64,083	5.3	58,414	5.0	92,806	7.6	276,976	21.2	394,427	25.2
Real estate-mortgage:
1-4 family residential	636,107	52.5	553,538	47.0	453,725	37.3	388,859	29.8	398,134	25.5
Commercial	394,924	32.6	441,836	37.5	531,383	43.6	494,861	38.0	529,822	33.9
Consumer	44,882	3.7	43,543	3.7	44,532	3.7	49,532	3.8	46,504	3.0
Total	$1,212,248	100.0%	$1,177,035	100.0%	$1,217,535	100.0%	$1,303,975	100.0%	$1,563,021	100.0%
At December 31, 2013 and 2012, loans held for sale was comprised of originated residential mortgage loans held for sale into the secondary market. In 2011, loans held for sale consisted of $4.5 million reclassified problem loans from the held for investment portfolio that had been under contract to be sold.
The maturity distribution and interest rate sensitivity of selected loan categories at December 31, 2013 are presented in Table 11.
Table 11
Selected Loan Maturities

	December 31, 2013
(dollars in thousands)	One Year or Less	One to Five Years	Over Five Years	Total
Commercial and agricultural	$34,804	$29,647	$7,801	$72,252
Real estate-construction	23,847	27,429	12,807	64,083
Total	$58,651	$57,076	$20,608	$136,335
Sensitivity to rate changes:
Fixed interest rates	$14,444	$42,958	$16,793	$74,195
Variable interest rates	44,207	14,118	3,815	62,140
Total	$58,651	$57,076	$20,608	$136,335
Asset Quality
Asset quality, including nonperforming assets, impaired loans, troubled debt restructuring, and charge-off ratios, all significantly improved in 2013 from 2012 levels as we continued to aggressively resolve problem assets. Nonperforming assets declined by $79.0 million, or 55%, to $63.6 million at December 31, 2013. Nonperforming assets were 3.2% of total assets in 2013, reduced from 6.6% in 2012. Impaired loans declined 43% to $47.4 million and troubled debt restructurings declined 13% to $18.1 million. Net loan charge-offs were $3.1 million in 2013 and the net charge-offs ratio declined to 0.26% in 2013, compared to 1.94% in 2012. During 2013, we foreclosed on $15.0 million of net loans and transferred them to OREO, and disposed of $45.5 million in OREO through sales. As our asset quality improved in 2013, we were able to reduce our ALL to $26.8 million, or 2.21% of loans held for investment, from 2.49% at the end of 2012.
In 2012, nonperforming assets decreased 34% to $142.6 million, from $216.4 million at the close of 2011. Nonperforming assets were 6.6% of total assets in 2012, reduced from 9.0% in 2011. Net loan charge-offs were $24.1 million in 2012, compared to $121.7 million in 2011, and OREO expenses, including gains and losses on sale and write-downs, decreased $23.5 million in 2012 to $27.9 million. During 2012, we foreclosed on $32.6 million of net loans and transferred them to OREO and disposed of $53.5 million in nonperforming loans and OREO through sales. With the improved asset quality profile, the provision for loan losses decreased 79.2% to $14.0 million in 2012, compared to $67.4 million in 2011. The ALL decreased to 2.49% of loans held for investment at December 31, 2012, a decrease from 3.23% from 2011.

Nonperforming Assets
Nonperforming assets declined by $79.0 million, or 55%, to $63.6 million at December 31, 2013, compared to $142.6 million at December 31, 2012, as a result of continued aggressive problem asset resolution. This decline follows a $73.8 million decline in nonperforming assets during 2012, and a total decline over the two year period of $152.8 million, or 71%.
The level of nonperforming loans decreased 56%, or $44.3 million, to $35.2 million at December 31, 2013, from $79.5 million in 2012. The level of nonperforming loans also decreased 25% during 2012, as a result of aggressive asset resolution efforts. Nonperforming loans decreased from 6.8% of loans held for investment at December 31, 2012 to 2.9% of loans at December 31, 2013. During 2013 and 2012, we charged off $13.3 million and $31.0 million in loans (prior to recoveries), respectively, a 57% reduction.
OREO and repossessed assets declined by $34.7 million in 2013 to $28.4 million, a decline of 55% from $63.1 million at December 31, 2012, as a result of aggressive asset resolution, additional declines in real estate appraisal valuations and stabilizing demand for real estate. During 2013, we recorded net loss on sale and write-down of OREO properties of $3.9 million, a decline of $23.8 million, or 82% from 2012.

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

Had nonaccruing loans been on accruing status, interest income would have been higher by $4.7 million in 2013, and interest income on nonaccrual loans included in the results of operations amounted to approximately $1.9 million in 2013.
Acquired Loans
Loans acquired in the Merger ("Granite Purchased Loans") include purchased impaired loans ("PI loans") and purchased contractual ("PC loans") revolving consumer and commercial loans. We acquired loans in the Merger with an unpaid principal balance net of partial charge-offs of $383.1 million and a fair value adjustment for acquisition accounting purposes of $31.9 million. We elected to treat the Granite portfolio under ASC 310-30, with the exception of performing revolving consumer and commercial loans, which are being accounted for under ASC 310-20.
At December 31, 2013, an ALL of $5.9 million was required for the Granite Purchased Loans, compared to a required ALL of $5.8 million at December 31, 2012. The Granite Purchased Loans are presented on an accruing basis as of December 31, 2013 and 2012. We recorded $16.0 million of accretable yield during 2013 on the Granite Purchased Loans, compared to $20.5 million in accretable yield during 2012 on the Granite loans. At December 31, 2013 there were $190.1 million of Granite Purchased Loans, of which $28.4 million were PC loans, $0.4 million were PI Loans with no subsequent credit deterioration and $161.3 million were PI Loans with subsequent credit deterioration. At December 31, 2013, we estimated future accretable yield on PI loans to be $30.0 million.
PI loans are segregated into pools and recorded at estimated fair value on the date of acquisition without the carryover of the related ALL. PI loans are accounted for under ASC 310-30 when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition we will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the date of acquisition may include statistics such as past due status, nonaccrual status and risk grade. PI loans generally meet COB's definition for nonaccrual status; however, even if the borrower is not currently making payments, COB will classify loans as accruing if COB can reasonably estimate the amount and timing of future cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference.
Periodically, we estimate the expected cash flows for each pool of the PI loans and evaluate whether the expected cash flows for each pool have changed from prior estimates. Decreases to the expected cash flows will generally result in a provision for loan losses, or a decrease in yield when there is only a timing difference in expected cash flows. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or reclassification from nonaccretable difference to accretable yield with a positive impact on future interest income. Excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. During 2013 we recorded impairment of $1.6 million in our PI loan pools through the provision for loan loss and charged off $1.5 million of allowance related to these loans.

The following table presents our level and composition of nonperforming loans as of December 31 for the years indicated.
Table 12
Nonperforming Loans

(dollars in thousands)
	2013	2012
Nonperforming Loans:
Current, nonaccrual	$10,613	$15,425
Delinquent 30-89 days, nonaccrual	1,428	7,190
Delinquent 90+ days, nonaccrual	23,124	56,627
Delinquent 90+ days, accruing	—	227
Total nonperforming loans	$35,165	$79,469
Nonperforming loans and impaired loans are overlapping sets of loans. Impaired loans are problem loans that may, or may not, have been placed into nonaccrual status. The complete repayment of principal and interest is considered probable for those impaired loans that have not been placed into a nonaccrual status, but not within contracted terms.
The following table presents the level, composition and the reserves associated with those loan balances.
Table 13
Impaired Loans

	December 31, 2013		December 31, 2012
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, held for sale	$—	$—	$—	$—
Impaired loans, not individually reviewed for impairment	4,612	—	6,017	—
Impaired loans, individually reviewed, with no reserves	39,866	—	62,282	—
Impaired loans, individually reviewed, with reserves	2,965	927	15,312	1,737
Total impaired loans *	$47,443	$927	$83,611	$1,737

Purchased impaired loans with subsequent deterioration	$161,307	5,560	$192,115	5,373
Purchased impaired loans with no subsequent deterioration	$344	—	$36,277	—
Total Reserves		$6,487		$7,110

Average impaired loans, excluding purchased impaired, calculated using a simple average	$65,527		$94,754

*	Included at December 31, 2013 and December 31, 2012 were $12.1 million and $4.5 million, respectively, in performing restructured loans.
At December 31, 2013, the banks had 5 impaired loans exceeding $1.0 million each, with no impairment. At December 31, 2012, the banks had 17 such impaired loans, with total impairment of $0.5 million.
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

The majority of our loan modifications relate to modifying terms on our commercial loan portfolio. Modifications may result in adjustments to interest rates, frequency of payments or maturity dates. In these cases, we do not typically forgive principal or interest as part of the loan modification. However, it is common for us to seek additional collateral or guarantor support in exchange for modified terms. The amount of restructured loans decreased during 2013 primarily as a result of foreclosures of nonperforming TDRs. Despite this decrease in 2013, there can be no assurance that restructured loans will not increase during 2014.
Troubled debt restructurings are a subset of impaired loans. The following table presents the level, accrual status and the reserves associated with these loan balances.
Table 14
Troubled Debt Restructurings

(dollars in thousands)	December 31, 2013			December 31, 2012
	Balance	Nonaccrual	Associated Reserves	Balance	Nonaccrual	Associated Reserves
Troubled Debt Restructurings
TDRs with no impairment	$16,436	$5,666	$—	$17,032	$12,916	$—
TDRs with impairment	1,654	280	353	3,780	3,391	280
Total Troubled Debt Restructurings	$18,090	$5,946	$353	$20,812	$16,307	$280

The following table presents the composition of impaired loans across loan types, along with the accrual status and the associated reserves, by type.
Table 15
Impaired Loans by Type

(dollars in thousands)	December 31, 2013			December 31, 2012
	Impaired	Nonaccrual	Associated Reserves	Impaired	Nonaccrual	Associated Reserves
Impaired Loans (composition across loan types):
Commercial and agricultural	$522	$516	$—	$2,969	$2,746	$282
Real estate - construction	5,601	4,677	—	14,297	14,297	82
Real estate - mortgage:
1 - 4 family residential	16,915	11,580	927	22,015	18,372	607
Commercial	24,393	18,380	—	44,124	43,621	766
Consumer	12	12	—	206	206	—
Total Impaired Loans	$47,443	$35,165	$927	$83,611	$79,242	$1,737
We designate loans as “Special Mention” when the borrower's financial condition or performance indicates that the loan may potentially become a problem loan. These loans are not classified as problem loans, nor are they impaired, and they have not been modified under conditions that require designation as troubled debt restructurings. At December 31, 2013 we had designated $45.9 million as Special Mention loans, of which 0.30% were delinquent more than 30 days. Six Special Mention loans had balances over $1.0 million and comprised approximately 29.3% of the total. Approximately 8.7% of the total Special Mention loans were categorized as land acquisition, development, and construction loans, with non-owner occupied commercial rental properties approximating another 18.7% of that total. These categories are generally affected by changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. In particular, a worsening of economic conditions in the residential real estate market may result in Special Mention loans being individually reclassified as problem loans in the future.
The performance of the real estate market has adversely affected the financial condition and liquidity position of certain borrowers. Loans secured by real estate (including commercial owner occupied and non-owner occupied, construction, land development, and residential single family mortgage) are a large portion of our loan portfolio. At December 31, 2013, these categories constituted $1.1 billion, or approximately 90.3%, of our total loan portfolio. These categories are generally affected by changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. The downturn in the real estate markets in which we originate, purchase, and service mortgage and other loans hurt our business because these loans are secured by real estate. While we do not expect deterioration in real estate markets in 2014, declines would adversely affect the value of real estate collateral of loans secured by real estate, which could adversely affect our future earnings.
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
Estimated credit losses should meet the criteria for accrual of a loss contingency, i.e., a provision to the ALL, set forth in GAAP. Our methodology for determining the ALL is based on the requirements of GAAP, the Interagency Policy Statement on the Allowance for Loan and Lease Losses and other regulatory and accounting pronouncements. The ALL is determined by the sum of three separate components: (i) the impaired loan component, which addresses specific reserves for impaired loans; (ii) the general reserve component, which addresses reserves for pools of homogeneous loans; and (iii) an unallocated reserve component (if any) based on management's judgment and experience. The loan pools and impaired loans are mutually exclusive; any loan that is impaired should be excluded from its homogenous pool for purposes of that pool’s reserve calculation, regardless of the level of impairment. However, COB has established a de minimis threshold for loan exposures that, if found to be impaired, will have impairment determined by applying the same general reserve rate as nonimpaired loans within the same pool.
The ALL, as a percentage of loans held for investment, amounted to 2.21% at December 31, 2013 compared to 2.49% at December 31, 2012. The reduction in ALL was the result of the improvement in our asset quality due to the significant reduction in problem asset levels, and the decline in recorded net loan charge-offs to $3.1 million in 2013, reduced by 87.1%, or $21.0 million, from $24.1 million in 2012. Annualized net charge-offs as a percentage of the average held for sale loan portfolio fell to 0.26% in 2013, decreased from 1.94% in 2012. The ratio of net loan charge-offs to ending ALL balance was 11.4% at December 31, 2013, decreased from 82.2% at December 31, 2012. A substantial portion of 2012 charge-offs were related to impaired loans, and consisted of loans considered wholly impaired and loans with partial impairment. The provision for losses charged to operations in 2013 also decreased to $0.5 million from $14.0 million in 2012, a decrease of 96.4%, also as a result of improved loan portfolio quality and declining levels of charge-offs.
Management continually performs thorough analyses of the loan portfolio. As a result of these analyses, certain loans have migrated to higher, more adverse risk grades and an aggressive posture towards the timely charge-off of identified impairment has also continued. Actual past due loans and loan charge-offs have remained at manageable levels and management continues to diligently work to improve asset quality. Management believes the ALL of $26.8 million at December 31, 2013 is adequate to cover probable losses inherent in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management's judgments are based on numerous assumptions about current events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require future additions to the allowance, thus adversely affecting our operating results. Changes in the ALL are presented in Note 7 to the consolidated financial statements.

Table 16 presents an analysis of the changes in the ALL and of the level of nonperforming assets for each of the last five years as of December 31.
Table 16
Summary of Allowance for Loan Losses

(dollars in thousands)	2013	2012	2011	2010	2009
Balance, beginning of year	$29,314	$39,360	$93,687	$49,461	$34,720
Charge-offs:
Commercial and agricultural	1,277	3,494	10,832	9,832	3,417
Real estate - construction	1,080	11,084	65,526	53,374	32,737
Real estate - mortgage	6,840	11,932	48,382	24,478	9,789
Consumer	4,147	4,458	3,684	3,566	3,442
Total charge-offs	13,344	30,968	128,424	91,250	49,385
Recoveries:
Commercial and agricultural	1,623	991	855	585	70
Real estate - construction	2,681	3,237	2,637	52	544
Real estate - mortgage	4,314	1,425	1,722	449	264
Consumer	1,674	1,220	1,521	1,635	1,507
Total recoveries	10,292	6,873	6,735	2,721	2,385
Net charge-offs	3,052	24,095	121,689	88,529	47,000
Provision charged to operations	523	14,049	67,362	132,755	61,509
Discontinued operations	—	—	—	—	232
Balance, end of year	$26,785	$29,314	$39,360	$93,687	$49,461
Nonperforming assets:
Nonaccrual loans	$35,165	$79,242	$102,973	$325,068	$167,506
Past due 90 days or more and still accruing interest	—	227	3,000	4,818	6,908
Total nonperforming loans	35,165	79,469	105,973	329,886	174,414
Accruing troubled debt restructured loans	12,144	4,505	2,922	8,752	—
Other real estate owned	28,353	62,796	110,009	62,058	35,170
Foreclosed assets	42	335	377	138	68
Discontinued operations	—	—	—	168	—
Total nonperforming assets	$63,560	$142,600	$216,359	$392,250	$209,652
Asset quality ratios:
Net loan charge-offs to average loans held for investment	0.26%	1.94%	10.75%	5.92%	2.97%
Net loan charge-offs to allowance for loan losses	11.39	82.20	309.17	94.49	95.02
Allowance for loan losses to loans held for investment	2.21	2.49	3.23	7.18	3.15
Total nonperforming loans to loans held for investment	2.90	6.75	8.70	25.30	11.16
Information about management's allocation of the ALL by loan category is presented in the following table.
Table 17
Allocations of Allowance for Loan Losses

(dollars in thousands)	December 31,
	2013		2012		2011		2010		2009
	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Commercial and agricultural	$2,931	10.9	$3,238	11.1	$5,776	14.7	$11,144	11.9	$3,543	7.2
Real estate - construction	5,233	19.5	4,987	17.0	11,995	30.5	46,792	50.0	23,932	48.4
Real estate - mortgage	16,064	60.0	18,328	62.5	19,948	50.7	34,593	36.9	21,040	42.5
Consumer	2,557	9.6	2,761	9.4	1,641	4.1	1,158	1.2	946	1.9
Total allowance for loan losses	$26,785	100.0	$29,314	100.0	$39,360	100.0	$93,687	100.0	$49,461	100.0

Included in the amounts above are $500 thousand, $200 thousand, $407 thousand, $25 thousand and $319 thousand for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively, which were originally unallocated and have been allocated to the loan categories pro rata based on the calculated reserves.
Loan Review
Management considers the asset quality of COB to be of primary importance.  A formal internal loan review function, independent of loan origination, was established in 2011.  During 2013 our internal loan review function examined the adequacy of and adherence to lending policies, evaluated the quality of credit analysis and underwriting, ensured the accuracy of risk ratings and proper loan accounting, assessed collateral evaluation, lien perfection, policy exceptions, problem loan workout practices and other emerging credit risk and portfolio trends.  During 2012, we engaged a third-party company to assist with the review of underwriting quality, loan documentation and risk grade assessment of the loan portfolio. This function reports directly to the Risk Management Committee of the Board of Directors, and is independent of the loan origination process.
Deposits
Traditional deposit accounts have historically been the primary source of funds for COB and a competitive strength of COB. Traditional deposit accounts also provide a customer base for the sale of additional financial products and services and fee income through service charges. COB sets targets for growth in deposit accounts annually in an effort to increase the number of products per banking relationship. Deposits are attractive sources of funding because of their stability and generally low cost as compared with other funding sources.
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
In 2013, deposits decreased $158.3 million, or 8.3%, to $1.75 billion from $1.91 billion at December 31, 2012, as a result of our continued strategy to reduce our higher rate certificates of deposit levels. During 2013, we also improved our mix of deposits. Noninterest-bearing demand deposits increased by $39.2 million, to 16.6% of total deposits, from 13.2% in 2011. Time deposits decreased 24% to $582.3 million and fell to 33% of total deposits, from $763.2 million, or 40% of total deposits in 2012. Other interest-bearing deposits (demand, savings and money markets) decreased 2% to $876.0 million from $892.6 million in 2012. We also reduced through attrition the amount of brokered certificates of deposit to $29.2 million, or 2% of total deposits, from $55.6 million, or 3% of total deposits in 2012. Time deposits greater than $100,000 were $229.4 million at December 31, 2013, of which $38.6 million, $30.9 million, $64.4 million and $95.5 million had a remaining maturity of 3 months or less, 3 months to 6 months, 6 months to 12 months and greater than 12 months, respectively.
In 2012, deposits decreased by $222.1 million, or 10%, also as a result of our strategy to reduce time deposits. Time deposits decreased 27% to $763.2 million from $1.04 billion at December 31, 2011, and decreased to 40% of total deposits from 49% of total deposits at the end of 2011. Noninterest-bearing demand deposits increased by $16.6 million to 13% of total deposits from 11% at the end of 2011. There were also increases in all types of interest-bearing accounts except time deposits, and in total such demand, savings and money market accounts increased 5% to $892.6 million from $849.8 million in 2011.

Table 18 shows the year-end and average deposit balances for the years 2013 and 2012 and the changes during 2013 and 2012.
Table 18
Analysis of Deposits

	2013			2012
(dollars in thousands)		Change from Prior Year			Change from Prior Year
	Balance	Amount	%	Balance	Amount	%
Year End Balances
Interest-bearing deposits:
Demand deposits	$347,791	$(14,615)	(4.0)	$362,406	$12,604	3.6
Savings deposits	80,507	6,071	8.2	74,436	6,200	9.1
Money market deposits	447,672	(8,062)	(1.8)	455,734	23,944	5.5
Total	875,970	(16,606)	(1.9)	892,576	42,748	5.0
Time deposits	582,274	(180,903)	(23.7)	763,177	(281,433)	(26.9)
Total interest-bearing deposits	1,458,244	(197,509)	(11.9)	1,655,753	(238,685)	(12.6)
Noninterest-bearing demand deposits	290,461	39,226	15.6	251,235	16,562	7.1
Total deposits	$1,748,705	$(158,283)	(8.3)	$1,906,988	$(222,123)	(10.4)
Average Balances
Interest-bearing deposits:
Demand deposits	$346,771	$(2,517)	(0.7)	$349,288	$102,299	41.4
Savings deposits	79,651	7,057	9.7	72,594	22,966	46.3
Money market deposits	448,382	5,347	1.2	443,035	127,832	40.6
Total	874,804	9,887	1.1	864,917	253,097	41.4
Time deposits	650,392	(258,233)	(28.4)	908,625	(33,634)	(3.6)
Total interest-bearing deposits	1,525,196	(248,346)	(14.0)	1,773,542	219,463	14.1
Noninterest-bearing demand deposits	284,378	30,495	12.0	253,883	82,450	48.1
Total deposits	$1,809,574	$(217,851)	(10.7)	$2,027,425	$301,913	17.5
Table 19 shows short-term borrowings for the years ended 2013, 2012 and 2011. The Bank's only short-term borrowings during those years consisted of retail repurchase agreements.
Table 19
Short-term Borrowings

(dollars in thousands)	2013	2012	2011
	Retail Repurchase Agreements	Retail Repurchase Agreements	Retail Repurchase Agreements
Balance at December 31	$6,917	$8,675	$8,838
Average balance during the year	9,852	9,861	8,973
Maximum month end balance	13,064	12,720	10,917
Weighted average interest rate:
At December 31	0.21%	0.19%	0.42%
During the year	0.21	0.29	0.58
Recent Accounting and Reporting Developments
See Note 1 of the Consolidated Financial Statements for a discussion of recently issued or proposed accounting pronouncements.

Effects of Inflation
Inflation affects financial institutions in ways that are different from most commercial and industrial companies, which have significant investments in fixed assets and inventories. Since the Bank is asset sensitive, inflation should have a positive impact on net interest margin. Noninterest expense, such as salaries and wages, occupancy and equipment cost, are negatively affected by inflation.
Non-GAAP Measures
This Report contains financial information determined by methods other than in accordance with GAAP. We use these non-GAAP measures in our analysis of COB's performance. Some of these non-GAAP measures exclude goodwill and core deposit premiums from the calculations of return on average assets and return on average equity. We believe presentations of financial measures excluding the impact of goodwill and core deposit premiums provide useful supplemental information that is essential to a proper understanding of the operating results of our core businesses. In addition, certain designated net interest income amounts are presented on a taxable equivalent basis. We believe that the presentation of net interest income on a taxable equivalent basis aids in the comparability of net interest income arising from taxable and tax-exempt sources. Further, we use other non-GAAP measures that exclude preferred stock and common stock warrants to report equity available to holders of our common stock. We believe that measures that exclude these items provide useful supplemental information that enhances an understanding of the equity that is available to holders of different classes of COB's stock. Certain credit related and nonrecurring noninterest expense items are excluded from adjusted core noninterest expense in order to enhance comparability between years and to highlight trends in noninterest expenses. These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.
The non-GAAP financial measures used in this Report are “common shareholders' equity,” “tangible common shareholders' equity,” “tangible equity,” “tangible assets”, “tangible book value”, and "adjusted core noninterest expense". COB's management, the entire financial services sector, bank stock analysts, and bank regulators use these non-GAAP measures in their analysis of our performance.

•	“Average tangible shareholders’ equity” is average shareholders’ equity reduced by average recorded goodwill, and average other intangible assets.

•	“Average tangible assets” are average total assets reduced by average recorded goodwill and average other intangible assets.

•	“Tangible shareholders’ equity” is shareholders’ equity reduced by recorded goodwill and other intangible assets

•	“Tangible assets” are total assets reduced by recorded goodwill and other intangible assets.

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
Table 20
Non-GAAP Measures

(dollars in thousands, except per share data)	At and for the Year Ended December 31,
	2013	2012	2011	2010	2009
Total average shareholders’ equity	$85,576	$114,684	$(22,809)	$68,190	$172,217
Less:
Average goodwill	(4,205)	(4,130)	(574)	—	(39,045)
Average core deposit and other intangibles	(7,207)	(8,221)	(8,676)	(4,571)	(5,365)
Average tangible shareholders’ equity (non-GAAP)	$74,164	$102,333	$(32,059)	$63,619	$127,807

Total average assets	$2,047,146	$2,291,541	$1,911,943	$2,036,603	$2,158,123
Less:
Average goodwill	(4,205)	(4,130)	(574)	—	(39,045)
Average core deposit and other intangibles	(7,207)	(8,221)	(8,676)	(4,571)	(5,365)
Average tangible assets (non-GAAP)	$2,035,734	$2,279,190	$1,902,693	$2,032,032	$2,113,713

Total shareholders’ equity	$80,361	$98,445	$129,015	$(28,837)	$98,359
Less:
Goodwill	(4,205)	(4,205)	(3,905)	—	—
Core deposit and other intangibles	(6,914)	(7,495)	(8,177)	(4,173)	(4,968)
Tangible shareholders’ equity (non-GAAP)	$69,242	$86,745	$116,933	$(33,010)	$93,391

Total assets	$1,985,032	$2,151,565	$2,409,108	$1,902,369	$2,101,296
Less:
Goodwill	(4,205)	(4,205)	(3,905)	—	—
Core deposit and other intangibles	(6,914)	(7,495)	(8,177)	(4,173)	(4,968)
Tangible assets (non-GAAP)	$1,973,913	$2,139,865	$2,397,026	$1,898,196	$2,096,328

Book value per common share	$3.68	$4.54	$6.11	$(714.72)	$404.95
Less effect of intangible assets	(0.51)	(0.54)	(0.57)	(36.52)	(43.49)
Tangible book value per common share (non-GAAP)	$3.17	$4.00	$5.54	$(751.24)	$361.46

(dollars in thousands)	For the Year Ended December 31,
	2013	2012	2011	2010	2009
Total noninterest expense	$84,481	$110,206	$125,040	$75,679	$111,615
Less:
Other real estate owned expense	4,138	27,883	51,424	14,532	3,472
Goodwill impairment	—	—	—	—	52,395
Loan collection expense	4,333	3,274	5,032	1,001	727
Merger-related expense	3,498	3,241	1,236
Mortgage and litigation accruals	(487)	1,100	—	—	—
Rebranding	616	397	—	—	—
Branch closure and restructuring expenses	675	96	—	—	—
Mortgage servicing rights impairment	—	—	—	2,995	—
Loss on sale of loans held for sale	—	—	1,241	—	—
Prepayment penalty on borrowings	—	—	1,605	959	—
Total non-core noninterest expense (non-GAAP)	12,773	35,991	60,538	19,487	56,594
Core noninterest expense (non-GAAP)	$71,708	$74,215	$64,502	$56,192	$55,021

Total noninterest income	$20,414	$21,958	$21,970	$27,622	$13,442
Less:
Gain on extinguishment of debt	—	—	1,625	—	—
Net impairment loss recognized in earnings	—	—	—	—	(4,985)
Net (loss) gain on fair value swap	—	—	(339)	273	66
Securities gains, net	2,772	4,121	7,298	10,647	989
Total non-core noninterest income (non-GAAP)	2,772	4,121	8,584	10,920	(3,930)
Core noninterest income (non-GAAP)	$17,642	$17,837	$13,386	$16,702	$17,372

Loss from continuing operations before income taxes	$(157)	$(41,017)	$(130,877)	$(129,162)	$(99,147)
Total non-core noninterest expense (non-GAAP)	12,773	35,991	60,538	19,487	56,594
Less total non-core noninterest income (non-GAAP)	(2,772)	(4,121)	(8,584)	(10,920)	3,930
Provision for loan losses	523	14,049	67,362	132,755	61,509
Core earnings (non-GAAP)	$10,367	$4,902	$(11,561)	$12,160	$22,886
Application of Critical Accounting Policies
COB's accounting policies are in accordance with GAAP and with general practice within the banking industry and are fundamental to understanding management's discussion and analysis of results of operations and financial condition. Our significant accounting policies are discussed in detail in Note 1 of the consolidated financial statements.
Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of OREO, carrying value of investment securities, business combinations, purchased loan accounting and treatment of deferred tax assets.
Allowance for Loan Losses
The ALL, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management's best estimate of probable loan losses incurred as of the balance sheet date. COB's ALL is assessed quarterly by management. This assessment includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. COB has grouped its loans into pools according to the loan segmentation regime employed on schedule RC-C of the FFIEC's Consolidated Report of Condition and Income. Management analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used. See additional discussion under Asset Quality.
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
Purchased Loan Accounting
Purchased impaired ("PI") loans are recorded at fair value at acquisition date. Therefore, amounts deemed uncollectible at acquisition date become part of the fair value determination and are excluded from the allowance for loan and lease losses. Following acquisition, we periodically review PI loans to determine if changes in estimated cash flows have occurred. Subsequent decreases in the amount expected to be collected result in a provision for loan losses with a corresponding increase in the allowance for loan losses, or a prospective decrease in yield when there is only a timing difference in expected cash flows. Subsequent increases in the amount expected to be collected result in a reversal of any previously recorded provision for loan losses and related allowance for loan losses, if any, or prospective adjustment to the accretable yield if no provision for loan losses had been recorded.
Treatment of Deferred Tax Assets
Management's determination of the realization of deferred tax assets is based upon its judgment of various future events and uncertainties, including the timing and amount of future income earned by certain subsidiaries and the implementation of various tax plans to maximize realization of the deferred tax assets. In evaluating the positive and negative evidence to support the realization of the asset under current guidance, there is insufficient positive evidence to support a conclusion that it is more likely than not this asset will be realized in the foreseeable future. Examinations of the income tax returns or changes in tax law may impact COB's tax liabilities and resulting provisions for income taxes.
A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the increased credit losses, COB continues to be in a three-year cumulative pre-tax loss position as of December 31, 2013. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset, which is difficult to overcome. COB's estimate of the realization of its deferred tax assets was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years and estimated unrealized losses in the available-for-sale investment portfolio. In total, COB has a deferred tax asset, net of deferred tax liabilities, of $158.2 million which is offset by a valuation allowance of $148.0 million. COB did not consider future taxable income in determining the realizability of its deferred tax assets. COB expects its income tax expense (benefit) will be negligible until profitability has been restored for a reasonable time and such profitability is considered sustainable. At that time, the valuation allowance would be reversed. Reversal of the valuation allowance requires a great deal of judgment and will be based on the circumstances that exist as of that future date. If future events differ significantly from our current forecasts, we may need to increase this valuation allowance, which could have a material adverse effect on the results of operations and financial condition.
The Merger was considered a change in control for Granite Corp. under Internal Revenue Code Section 382 and the Regulations, thereunder. Accordingly, we are required to evaluate potential limitation or deferral of its ability to carryforward pre-acquisition net operating losses and to determine the amount of net unrealized built-in losses (“NUBIL”), which may be subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, NUBIL realized within 5 years of the change in control are subject to potential limitation, which for us is October 20, 2016. Through that date, we will continue to analyze our ability to utilize such losses to offset anticipated future taxable income, however, this estimate will not be known until the five-year recognition period expires. Losses limited under these provisions are generally limited to a carryforward period of 20 years, subject to the annual limitation and expire if not used by the end of that period. During 2013, the Company reduced its deferred tax asset by $28.3 million based on its inability to use the Granite Corp. net operating losses and built in losses that are limited due to the change in ownership that occurred at acquisition. The net reduction in DTA is offset by a corresponding reduction in the valuation allowance. The Company believes the remaining DTA of $2.9 million related to NOL carryforwards from the Merger will be realized on a go forward basis.
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
Summary
Management believes the accounting estimates related to the ALL, the valuation of OREO, the carrying value of securities, purchased loan accounting, and the treatment of deferred tax assets are “critical accounting estimates” because: (1) the estimates are highly susceptible to change from period to period as they require management to make assumptions concerning the changes in the types and volumes of the portfolios and anticipated economic conditions, and (2) the impact of recognizing an impairment or loan loss could have a material effect on the COB's assets reported on the balance sheet as well as its net earnings.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The objective of COB’s asset/liability management function is long-term maximization of net interest income within COB risk guidelines. This objective is accomplished through management of our balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates and customer preferences.
The goal of liquidity management is to provide adequate funds to meet changes in loan demand or unexpected deposit withdrawals. This is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity and achieving consistent growth in core deposits.
Management considers interest rate risk COB’s most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of our net interest income is largely dependent upon the effective management of interest rate risk.
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
COB’s Asset/Liability Management Committee (“ALCO”), which includes senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk. The banks’ current interest rate risk position is determined by measuring the anticipated change in net interest income over a 24-month horizon assuming a ramped increase or decrease in all interest rates equally over the 24 month time horizon. The following table shows COB’s estimated net interest income profile for the 12-month period beginning December 31, 2013.

Changes in Interest Rates (basis points)	Percentage Change in Net Interest Income – 12 Months
+200	1.17%
+100	0.67%
-100	-1.72%
-200	-4.69%
ALCO also monitors the sensitivity of COB’s economic value of equity (“EVE”) due to sudden and sustained changes in market rates. The EVE ratio, measured on a static basis at the current period end, is calculated by dividing the economic value of equity by the economic value of total assets. ALCO monitors the change in EVE on a percentage change basis.
The following table estimates changes in EVE for given changes in interest rates as of December 31, 2013.

Change in Interest Rates (basis points)	Percentage Change in EVE
+200	-18.90%
+100	-9.50%
-100	14.12%
-200	24.42%
We are in compliance with our internal policy on both changes in net interest income and on changes to EVE as of December 31, 2013 in a higher rate environment. We are in compliance with our policy on changes to net interest income but slightly over policy on changes to EVE as of December 31, 2013 in a lower rate environment which management believes is an unlikely scenario at the current low level of interest rates. We consider our risks to changes in interest rates to be moderate.

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
Quarterly Financials

(dollars in thousands, except per share data)	2013
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$18,932	$19,853	$18,137	$18,070
Interest expense	2,468	2,471	2,723	2,897
Net interest income	16,464	17,382	15,414	15,173
Provision for loan losses	1,820	(350)	(1,057)	110
Net interest income after provision for loan losses	14,644	17,732	16,471	15,063
Noninterest income	4,147	4,487	5,247	6,533
Noninterest expense	17,550	17,927	24,665	24,339
Income (Loss) from continuing operations, before income taxes	1,241	4,292	(2,947)	(2,743)
Income taxes expense (benefit) - continuing operations	(1,049)	286	236	1,853
Net income (loss) to common shareholders	$2,290	$4,006	$(3,183)	$(4,596)
Basic and diluted:
Net loss per common share from continuing operations	$0.11	$0.18	$(0.15)	$(0.21)
Net loss per common share from discontinued operations	—	—	—	—
Net loss to common shareholders per share	0.11	0.18	(0.15)	(0.21)
	2012
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$18,356	$19,207	$20,432	$19,993
Interest expense	3,507	4,005	4,383	4,813
Net interest income	14,849	15,202	16,049	15,180
Provision for loan losses	3,172	32	7,778	3,067
Net interest income after provision for loan losses	11,677	15,170	8,271	12,113
Noninterest income	6,957	4,643	6,532	3,826
Noninterest expense	25,841	24,602	32,915	26,848
Loss from continuing operations, before income taxes	(7,207)	(4,789)	(18,112)	(10,909)
Income taxes expense (benefit) - continuing operations	(911)	(77)	26	(77)
Net loss from continuing operations	(6,296)	(4,712)	(18,138)	(10,832)
Loss from discontinued operations, net of tax	—	—	—	(27)
Net loss to common shareholders	$(6,296)	$(4,712)	$(18,138)	$(10,859)
Basic and diluted:
Net loss per common share from continuing operations	$(0.29)	$(0.22)	$(0.86)	$(0.51)
Net loss per common share from discontinued operations	—	—	—	—
Net loss to common shareholders per share	(0.29)	(0.22)	(0.86)	(0.51)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors
CommunityOne Bancorp and Subsidiaries
Charlotte, North Carolina
We have audited the accompanying consolidated balance sheets of CommunityOne Bancorp and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CommunityOne Bancorp and Subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CommunityOne Bancorp and Subsidiaries internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Dixon Hughes Goodman LLP
Charlotte, North Carolina
March 7, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors
CommunityOne Bancorp and Subsidiaries
Charlotte, North Carolina
We have audited CommunityOne Bancorp and Subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, CommunityOne Bancorp and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of CommunityOne Bancorp and Subsidiaries as of December, 31, 2013 and 2012 and for each of the years in the three year period ended December 31, 2013, and our report dated March 7, 2014 expressed an unqualified opinion on those consolidated financial statements.
We do not express an opinion or any other form of assurance on management’s statement referring to compliance with designated laws and regulations related to safety and soundness.
/s/ Dixon Hughes Goodman LLP
Charlotte, North Carolina
March 7, 2014

CommunityOne Bancorp and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share and per share data)	December 31, 2013	December 31, 2012
Assets
Cash and due from banks	$31,917	$38,552
Interest-bearing bank balances	35,513	201,058
Investment securities:
Available-for-sale, at estimated fair value (amortized cost of $438,057 in 2013 and $558,818 in 2012)	414,614	564,850
Held-to-maturity (estimated fair value of $141,125 in 2013)	151,795	—
Loans held for sale	1,836	6,974
Loans held for investment	1,212,248	1,177,035
Less: Allowance for loan losses	(26,785)	(29,314)
Net loans held for investment	1,185,463	1,147,721
Premises and equipment, net	50,889	52,725
Other real estate owned and property acquired in settlement of loans	28,395	63,131
Core deposit premiums and other intangibles	6,914	7,495
Goodwill	4,205	4,205
Bank-owned life insurance	39,940	38,792
Other assets	33,551	26,062
Total Assets	$1,985,032	$2,151,565
Liabilities
Deposits:
Noninterest-bearing demand deposits	$290,461	$251,235
Interest-bearing deposits:
Demand, savings and money market deposits	875,970	892,576
Time deposits of $100 or more	229,395	290,166
Other time deposits	352,879	473,011
Total deposits	1,748,705	1,906,988
Retail repurchase agreements	6,917	8,675
Federal Home Loan Bank advances	73,283	58,328
Long-term notes payable	5,263	—
Junior subordinated debentures	56,702	56,702
Other liabilities	13,801	22,427
Total Liabilities	1,904,671	2,053,120
Shareholders' Equity
Preferred stock Series A, $10.00 par value; authorized 200,000 shares, no shares issued and outstanding in 2013 and 2012	—	—
Preferred stock, $1.00 par value, authorized 15,000,000 shares, no shares issued and outstanding in 2013 and 2012	—	—
Common stock, no par value; authorized 2,500,000,000 shares, issued 21,861,418 shares in 2013 and 21,698,115 in 2012	461,636	460,955
Accumulated deficit	(363,670)	(362,187)
Accumulated other comprehensive loss	(17,605)	(323)
Total Shareholders' Equity	80,361	98,445
Total Liabilities and Shareholders' Equity	$1,985,032	$2,151,565
See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Operations

(in thousands, except share and per share data)	Years Ended December 31,
	2013	2012	2011
Interest Income
Interest and fees on loans	$60,147	$65,987	$52,481
Interest and dividends on investment securities:
Taxable income	14,180	10,778	9,484
Non-taxable income	—	—	346
Other interest income	665	1,223	820
Total interest income	74,992	77,988	63,131
Interest Expense
Deposits	8,070	14,074	19,679
Retail repurchase agreements	21	29	52
Federal Home Loan Bank advances	1,376	1,448	2,547
Other borrowed funds	1,092	1,157	1,298
Total interest expense	10,559	16,708	23,576
Net Interest Income before Provision for Loan Losses	64,433	61,280	39,555
Provision for loan losses	523	14,049	67,362
Net Interest Income (Loss) after Provision for Loan Losses	63,910	47,231	(27,807)
Noninterest Income
Service charges on deposit accounts	6,714	7,080	6,203
Mortgage loan income	2,319	2,065	7
Cardholder and merchant services income	4,531	4,579	3,182
Trust and investment services	1,305	1,036	1,163
Bank-owned life insurance	1,073	1,195	1,203
Other service charges, commissions and fees	1,315	1,128	770
Securities gains, net	2,772	4,121	7,298
Loss on fair value swap	—	—	(339)
Gain on extinguishment of debt	—	—	1,625
Other income	385	754	858
Total noninterest income	20,414	21,958	21,970
Noninterest Expense
Personnel expense	40,661	40,051	27,725
Net occupancy expense	6,391	6,461	4,933
Furniture, equipment and data processing expense	8,638	8,721	6,648
Professional fees	3,100	5,266	7,335
Stationery, printing and supplies	644	637	471
Advertising and marketing	1,135	957	645
Other real estate owned expense	4,138	27,883	51,424
Credit/debit card expense	2,143	1,717	1,674
FDIC insurance	2,643	3,499	6,706
Loan collection expense	4,333	3,274	5,032
Merger-related expense	3,498	3,241	1,236
Prepayment penalty on borrowings	—	—	1,605
Loss on sale of loans held for sale	—	—	1,241
Core deposit intangible amortization	1,407	1,407	896
Other expense	5,750	7,092	7,469
Total noninterest expense	84,481	110,206	125,040
Loss from continuing operations, before income taxes	(157)	(41,017)	(130,877)
Income tax expense (benefit) - continuing operations	1,326	(1,039)	641
Loss from continuing operations, net of tax	(1,483)	(39,978)	(131,518)
Loss from discontinued operations, net of tax	—	(27)	(5,796)
Net loss	$(1,483)	$(40,005)	(137,314)
Dividends on preferred stock	—	—	44,592
Net loss to common shareholders	$(1,483)	$(40,005)	$(92,722)

Weighted average number of common shares outstanding - basic and diluted	21,731,030	21,368,460	4,196,926
Net loss per common share from continuing operations - basic and diluted	$(0.07)	$(1.87)	$(20.71)
Net loss per common share from discontinued operations - basic and diluted	—	—	(1.38)
Net loss per common share - basic and diluted	(0.07)	(1.87)	(22.09)

See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Loss

(dollars in thousands)	Years Ended December 31,
	2013	2012	2011
Net loss	$(1,483)	$(40,005)	$(137,314)
Other comprehensive income:
Unrealized gains arising from termination of supplemental executive retirement plans	—	440	—
Tax effect	—	(173)	—
Unrealized gains arising from termination of supplemental executive retirement plans, net of tax	—	267	—
Unrealized holdings gains arising during the period on available-for-sale securities	(26,703)	9,684	8,634
Tax effect	10,256	(3,824)	(3,409)
Unrealized holdings gains arising during the period on available-for-sale securities, net of tax	(16,447)	5,860	5,225
Reclassification adjustment for gain on available-for-sale securities included in net income	(2,772)	(4,121)	(7,296)
Tax effect	1,093	1,627	2,881
Reclassification adjustment for gain on available-for-sale securities included in net income, net of tax	(1,679)	(2,494)	(4,415)
Reclassification adjustment for net actuarial gain (amortization) on pension and post retirement liability	(302)	503	347
Tax effect	115	(199)	(137)
Net actuarial gain on pension and post retirement liability, net of tax	(187)	304	210
Change in pension and post retirement liability	1,690	(481)	(2,145)
Tax effect	(659)	190	847
Change in pension and post-retirement liability, net of tax	1,031	(291)	(1,298)
Other comprehensive income (loss), net of tax	$(17,282)	$3,646	$(278)
Comprehensive loss	$(18,765)	$(36,359)	$(137,592)

See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

							Accumulated
(dollars in thousands, except share and per share data)					Common		Other
	Preferred Stock		Common Stock		Stock	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Warrant	Deficit	Income (Loss)	Total
Balance, December 31, 2010	7,551,500	$56,424	11,424,390	$143,634	$3,891	$(229,095)	$(3,691)	$(28,837)
Comprehensive loss:
Net loss	—	$—	—	$—	—	(137,314)	—	(137,314)
Other comprehensive income, net of tax	—	—	—	—	—	—	(278)	(278)
Total comprehensive loss								(137,592)
Issuance of preferred stock, series A	5,000,000	5,000	—	—	—	—	—	5,000
Accretion of discount on preferred stock	—	571	—	—	—	(571)	—	—
Repurchase and retirement of preferred stock	(12,500,000)	(12,500)	—	—	—	9,375	—	(3,125)
Conversion of Series A preferred stock to common stock	(51,500)	(49,495)	108,555,303	17,014	(3,891)	36,179	—	(193)
Issuance of common stock, net of costs of $20,429	—		1,937,506,282	289,571	—	—	—	289,571
Issuance of common stock to shareholders of acquired company	—	—	52,159,413	4,924	—	—	—	4,924
Cash dividends declared on preferred stock, $0.06 per share	—	—	—	—	—	(756)	—	(756)
Stock options:
Compensation expense recognized	—	—	—	23	—	—	—	23
Restricted stock:
Shares issued/terminated, subject to restriction	—	—	(518)	—	—	—	—	—
Adjustment for 1:100 reverse stock split	—	—	(2,088,542,202)	—	—	—	—	—
Balance, December 31, 2011	—	$—	21,102,668	455,166	—	(322,182)	(3,969)	129,015
Comprehensive loss:
Net loss	—	—	—	—	—	(40,005)	—	(40,005)
Other comprehensive income, net of tax	—	—	—	—	—	—	3,646	3,646
Total comprehensive loss								(36,359)
Stock options and awards:
Compensation expense recognized	—	—	—	3	—	—	—	3
Expense related to 2011 common stock issued	—	—	—	(911)	—	—	—	(911)
Return of common stock not received for fractional shares rounding purposes in the 1:100 reverse stock split	—	—	(586)	—	—	—	—	—
Exercise of warrants related to stock offering	—	—	186	3	—	—	—	3
Restricted stock awards issued to employees	—	—	110,059	—	—	—	—	—
Stock offering, net of issuance costs of $379	—	—	485,788	6,694	—	—	—	6,694
Balance, December 31, 2012	—	$—	21,698,115	$460,955	$—	$(362,187)	$(323)	$98,445
Comprehensive loss:
Net loss	—	—	—	—	—	(1,483)	—	(1,483)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(17,282)	(17,282)
Total comprehensive loss								(18,765)
Stock options and awards:
Compensation expense recognized	—	—	—	628	—	—	—	628
Restricted stock:
Shares issued as compensation to directors	—	—	5,001	53	—	—	—	53
Restricted stock awards issued to employees	—	—	158,302	—	—	—	—	—
Balance, December 31, 2013	—	$—	21,861,418	$461,636	$—	$(363,670)	$(17,605)	$80,361

See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

(dollars in thousands)	Years Ended December 31,
	2013	2012	2011
Operating Activities
Net loss	$(1,483)	$(40,005)	(137,314)
Net loss from discontinued operations	—	(27)	(5,796)
Net loss from continuing operations	(1,483)	(39,978)	(131,518)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	3,646	3,794	3,321
Provision for loan losses	523	14,049	67,362
Deferred income taxes	1,326	(1,039)	641
Deferred loan fees and costs, net	(251)	(2,714)	(760)
Premium amortization and discount accretion of investment securities, net	4,061	8,273	3,869
Net gain on sale of investment securities	(2,772)	(4,121)	(7,298)
Amortization of core deposit premiums	1,407	1,407	896
Net accretion of purchase accounting adjustments	(16,958)	(24,813)	(1,731)
Stock compensation expense	681	3	23
Increase in cash surrender value of bank-owned life insurance, net	(1,148)	(1,277)	(1,115)
Loans held for sale:
Origination of loans held for sale	(114,104)	(86,611)	—
Net proceeds from sale of loans held for sale	121,080	80,975	17,966
Net loss (gain) on sale of loans held for sale	(1,838)	(1,338)	1,241
Mortgage servicing rights capitalized	(1,131)	(750)	—
Mortgage servicing rights amortization and impairment	305	24	117
Net gain on sale of premises and equipment	538	—	(15)
Gain on retirement of subordinated debt	—	—	(1,625)
Net loss on sales and write-downs of other real estate owned	3,921	21,787	44,249
Changes in assets and liabilities:
(Increase) Decrease in accrued interest receivable and other assets	(293)	334	20,781
Increase (Decrease) in accrued interest payable and other liabilities	(1,997)	(3,092)	5,443
Net cash (used in) provided by operating activities of continuing operations	(4,487)	(35,087)	21,847
Net effect of discontinued operations	—	(874)	31,885
Net cash (used in) provided by operating activities	(4,487)	(35,961)	53,732
Investing Activities
Available-for-sale securities:
Proceeds from sales	177,826	212,609	290,491
Proceeds from maturities, calls and principal repayments	72,263	147,209	77,486
Purchases	(127,794)	(490,447)	(302,830)
Held-to-maturity securities:
Proceeds from maturities, calls and principal repayments	3,416	—	—
Purchases	(155,394)	—	—
Net (increase) decrease in loans held for investment	(28,776)	20,000	179,854
Proceeds from sales of loans held for investment	—	—	25,503
Proceeds from sales of other real estate owned	37,785	50,780	57,634
Improvements to other real estate owned	—	(26)	—
Adjustment to goodwill from valuation adjustment on acquired OREO	—	(300)	—
Purchases of premises and equipment	(3,326)	(2,889)	(2,696)
Proceeds from sales of premises and equipment	920	58	334
Proceeds from sale of mortgage servicing rights	—	—	2,242
Net cash received in (paid for) acquisition	—	(911)	99,126
Net cash (used in) provided by investing activities of continuing operations	(23,080)	(63,917)	427,144
Net effect of discontinued operations	—	—	354
Net cash (used in) provided by investing activities	(23,080)	(63,917)	427,498
Financing Activities
Net decrease in deposits	(157,810)	(220,420)	(286,318)
Decrease in retail repurchase agreements	(1,758)	(163)	(790)
Increase (Decrease) in Federal Home Loan Bank advances	14,955	(42)	(86,115)
Repayment of subordinated debt	—	—	(875)
Repurchase and retirement of preferred stock	—	—	(3,125)
Issuance of common stock, net of expense	—	6,694	289,571
Exercise of warrants related to stock offering	—	3	—
Cash dividends paid on preferred stock	—	—	(756)
Net cash used in financing activities of continuing operations	(144,613)	(213,928)	(88,408)
Net effect of discontinued operations	—	—	—
Net cash used in financing activities	(144,613)	(213,928)	(88,408)
Net (Decrease) Increase in Cash and Cash Equivalents	(172,180)	(313,806)	392,822
Cash and Cash Equivalents at Beginning of Period	239,610	553,416	160,594
Cash and Cash Equivalents at End of Period	$67,430	$239,610	$553,416

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$10,093	$16,234	$24,230
Income taxes, net of refunds	58	—	—
Noncash transactions:
Foreclosed loans transferred to other real estate owned	15,001	32,565	132,546
Loans to facilitate the sale of other real estate owned	7,696	7,211	1,148
Transfer of loans from held for investment to held for sale	—	600	31,832
Transfer of loans from held for sale to held for investment	—	3,885	—
Unrealized securities gains (losses), net of income taxes	(18,126)	3,366	810
Conversion of subordinated debt to preferred stock	—	—	5,000
Employee benefit plan costs, net of income taxes	844	280	(1,088)
Gain on repurchase and retirement of preferred stock	—	—	9,375
Conversion of Series A preferred stock to common stock	—	—	8,982
Exchange of unaccrued dividend on Series A preferred stock to common stock	—	—	4,334
Warrant agreement adjustment	—	—	3,891
Gain on conversion of Series A preferred stock to common stock	—	—	38,625
Assets acquired in business combination	—	—	724,452
Liabilities assumed in business combination	—	—	723,433
See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Notes to Consolidated Financial Statements

1. Nature of Operations and Basis of Presentation
Nature of Operations/Consolidation
CommunityOne Bancorp, or "COB" or the "Company"(which also refers to us and our subsidiaries on a consolidated basis), is a bank holding company incorporated in 1984 under the laws of the State of North Carolina. Through our ownership of CommunityOne Bank, N.A., or the "Bank," a national banking association headquartered in Asheboro, North Carolina, we offer a complete line of consumer, wealth management, mortgage and business banking services, including loan, deposit, cash management, investment management and trust services, to individual and business customers through operations located throughout central, southern and western North Carolina.
In addition to the Bank, we own FNB United Statutory Trust I, FNB United Statutory Trust II, and Catawba Valley Capital Trust II, which were formed to facilitate the issuance of trust preferred securities. COB also owned Granite Mortgage, Inc., which ceased mortgage operations in 2009 and filed for Chapter 11 bankruptcy on February 15, 2012.
The Bank holds the stock of First National Investor Services, Inc., which holds deeds of trust for the Bank. The Bank had also owned Dover Mortgage, which had previously engaged in the business of originating, underwriting and closing mortgage loans for sale in the secondary market. Dover ceased operations in the first quarter of 2011 and filed for Chapter 11 bankruptcy on February 15, 2012.
Our shareholders approved an amendment in our articles of incorporation to change our name from FNB United Corp. to CommunityOne Bancorp on June 20, 2013. This change, along with a change in our stock symbol from FNBN to COB, was implemented on July 1, 2013.
Basis of Presentation
The accounting and reporting policies of COB are in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany balances and transactions have been eliminated.
Use of Estimates
We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowances for loan losses (“ALL”), the carrying value of other real estate owned (“OREO”), the carrying value of investment securities, the carrying value of purchased impaired loans and the realization of deferred tax assets.
Reclassification
Certain reclassifications have been made to the prior period consolidated financial statements to place them on a comparable basis with the current period consolidated financial statements. These reclassifications have no effect on net loss or shareholders’ equity as previously reported.
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

Business Segments
We report business segments in accordance with accounting guidance. Business segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The guidelines require that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the business segments were determined and other items. We have only one business segment.
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

•	Held-to-maturity securities - Debt securities that COB has the positive intent and ability to hold to maturity are reported at amortized cost.
We intend to hold securities classified as available-for-sale securities for an indefinite period of time but may sell them prior to maturity. All other securities, which COB has the positive intent and ability to hold to maturity, are classified as held-to-maturity securities. At December 31, 2013, we have securities with an amortized cost of $151.8 million in the held-to-maturity portfolio and at December 31, 2012, we had no such securities.
A decline, which is deemed to be other than temporary, in the market value of any available-for-sale or held-to-maturity security to a level below cost results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.
Our policy regarding other than temporary impairment (“OTTI”) of investment securities requires continuous monitoring of those securities. The evaluation includes an assessment of both qualitative and quantitative measures to determine whether, in management’s judgment, the investment is likely to recover its original value. If the evaluation concludes that the investment is not likely to recover its original value, the unrealized loss is reported as an OTTI, and the loss is recorded in the Consolidated Statements of Operations.
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
Loans Held for Sale
In the second quarter of 2012, we re-entered the business of originating residential mortgage loans, through our branch mortgage channel under various loan programs, which were sold in the secondary market. At December 31, 2013 and December 31, 2012, loans held for sale consist of such residential mortgage loans which have not yet been sold. The loans held for sale are carried at the aggregate lower of cost or fair value less estimated costs to sell.
Loans are generally sold without recourse. Gains or losses on loan sales are recognized at the time of sale, are determined by the difference between net sales proceeds and the carrying value of the loan sold, and are included in mortgage loan income.
Loans Held for Investment
Loans held for investment are stated at the principal amounts outstanding adjusted for purchase premiums/discounts, deferred net loan fees and costs, and unearned income.  COB reports its loan portfolio by segment and classes, which are disaggregations of portfolio segments.  COB's portfolio segments are:  Commercial and agricultural, Real estate, and Consumer loans.  The Commercial and agricultural loan and Consumer loan portfolios are not further segregated into classes.  The classes within the Real estate portfolio segment include Real estate - construction and Real estate mortgage, broken into 1-4 family residential mortgage and Commercial real estate mortgage loans.
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
For all loan classes, a nonaccrual loan may be returned to accrual status when we can reasonably expect continued timely payments until payment in full. All prior arrearage does not have to be eliminated, nor do all previously charged off amounts need to have been recovered, but the loan can still be returned to accrual status if the following conditions are met: (1) all principal and interest amounts contractually due (including arrearage) are reasonably assured of repayment within a reasonable period; and (2) there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms involving payments of cash or cash equivalents.
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
Impaired Loans - An impaired loan is one for which COB will not be repaid all principal and interest due per the terms of the original contract or within reasonably modified contracted terms. If the loan has been modified to provide relief to the borrower, the loan is deemed to be impaired if all principal and interest will not be repaid according to the original contract. All loans meeting the definition of Doubtful are considered impaired.
When a loan in any class has been determined to be impaired, the amount of the impairment is measured using the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent. When the present value of expected future cash flows is used, the effective interest rate is the original contractual interest rate of the loan adjusted for any premium or discount. When the contractual interest rate is variable, the effective interest rate of the loan changes over time. A specific reserve is established as a component of the ALL when a loan has been determined to be impaired. After three months, specific reserves are considered for charge off. Subsequent to the initial measurement of impairment, if there is a significant change to the impaired loan’s expected future cash flows, or if actual cash flows are significantly different from the cash flows previously estimated, COB recalculates the impairment and appropriately adjusts the specific reserve. Similarly, if COB measures impairment based on the observable market price of an impaired loan or the fair value of the collateral of an impaired collateral-dependent loan, COB will adjust the specific reserve if there is a significant change in either of those bases.
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

PI loans are acquired loans where management believes, at acquisition date, it is probable that all principal on the acquired loans will not be received. PI loans are placed in homogeneous risk-based pools, based on such factors as purpose and/or type of loan, and are treated in the aggregate where accounting for projected cash flows is performed, as allowed under ASC 310-30. The fair value of the loan pool is the present value of expected future cash flows at the acquisition date. The difference between the expected cash flows and the fair value is known as the accretable yield which is recognized as interest income over the remaining life of each PI loan pool when there is a reasonable expectation about the timing and amount of such cash flows.

Once a PI loan pool is established the individual loans within each pool do not change. As management obtains new information related to changes in expected principal loss and expected cash flows, by pool, we record either an increase in yield when new expected cash flows increase, an allowance for loan losses when new expected cash flows decline, or a decrease in yield when there is only a timing difference in expected cash flows.

PI loans that meet the criteria for nonaccrual of interest at the time of acquisition may be considered performing upon and subsequent to acquisition, regardless of whether the customer is contractually delinquent, if the timing and expected cash flows on such loans can be reasonably estimated and if collection of the new carrying value of such loans is expected.

Loans acquired in the Merger ("Granite Purchased Loans") included PI loans and PC loans. Loans designated as PC loans included performing revolving consumer and performing revolving commercial loans on acquisition date.
At December 31, 2013 and December 31, 2012 an ALL of $5.6 million and $5.4 million, respectively, was required for the acquired Granite loans. In addition, the acquired Granite loans are recorded on an accruing basis. We recorded $16.0 million, $20.5 million and $4.8 million in accretable yield during 2013, 2012 and 2011, respectively, on the Granite loans.
Allowance for Loan Losses
COB's ALL, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management's best estimate of probable loan losses to be incurred as of the balance sheet date. Management assesses COB's ALL quarterly. This assessment includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. For purposes of the ALL, we have grouped our loans into pools according to the loan segmentation regime employed on schedule RC-C of the FFIEC's Consolidated Report of Condition and Income. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While management uses the best information available to make evaluations, future adjustments may be necessary if economic or other conditions differ substantially from the assumptions used.
Historical Loss Rates: Historical loss rates are calculated by associating losses to the risk-graded pool to which they relate for each of the previous eight quarters. Then, using a look back period consisting of the twenty most recent quarters, loss factors are calculated for each risk-graded pool using a simple average. This represents a change in methodology which began in the third quarter of 2013. Previously, we used a look back period beginning in the third quarter of 2006 and a weighted average of losses. The impact of this change was immaterial to the financial statements of the Company.
Q&E Loss Factors: In addition to our ability to use our own historical loss data and migration between risk grades, we have a rigorous process for computing the qualitative factors that impact the ALL. The methodology incorporates various internal and external qualitative and environmental factors as described in the Interagency Policy Statement on the Allowance for Loan and Lease Losses dated December 2006. Some factors are quantifiable, such as concentration, growth, delinquency, and nonaccrual risk by loan type, while other factors are qualitative in nature, such as staff competency, competition within our markets and economic and regulatory changes impacting the loans held for investment, and are determined on the basis of management observation, judgment, and experience. A committee, independent of the historical loss migration team, reviews risk factors that may impact the ALL. The factors utilized by COB for all loan classes are as follows:

a)
Standard – Accounts for inherent uncertainty in using the past as a predictor of the future. Particularly, this factor will be used to make adjustments when historical loss data over the look back period is above or below the loss experienced over more recent periods, causing the model to over or under predict the potential losses currently in the portfolio. Uniform across all segments.

b)	Volume – Accounts for historical growth characteristics of the portfolio over the loss recognition period.

c)	Terms – Measures risk derived from granting terms outside of policy and underwriting guidelines.

d)	Staff – Reflects staff competence in various types of lending.

e)	Delinquency – Reflects increased risk deriving from higher delinquency rates.

f)	Nonaccrual – Reflects increased risk of loans with characteristics that merit nonaccrual status.

g)	Migration – Accounts for the changing level of risk inherent in loans as they migrate into, or away from, more adverse risk grades.

h)	Concentration – Measures increased risk derived from concentration of credit exposure in particular industry segments within the portfolio.

i)	Production – Measures impact of efforts towards expanding credit exposure and potential risk derived from new loan production.

j)	Process – Measures increased risk derived from more demanding processing requirements directed towards risk mitigation.

k)	Economic – Impact of general and local economic factors and effect is felt uniformly across pools.

l)	Competition – Measures risk associated with Bank's response to competitors’ relaxed credit requirements.

m)	Regulatory and Legal – Measures risk from exposure to regulations, legislation, and legal code that result in increased risk of loss.
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

Formula reserves represent COB’s best estimate of losses that may be inherent, or embedded, within the group of loans, even if it is not apparent at this time which loans within any group or pool represent those embedded losses.

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
COB lends primarily in North Carolina. As of December 31, 2013, a substantial majority of the principal amount of the loans held for investment in its portfolio was to businesses and individuals in North Carolina. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the ALL. Management believes the ALL is adequate to cover estimated losses on loans at each balance sheet date.
In addition, as an integral part of the examination process, the OCC periodically reviews the Bank's ALL. The OCC may require the Bank to recognize adjustments to the allowance based on its judgment about information available to it at the time of its examination.
Other Real Estate Owned
Other real estate owned, or OREO, represents properties acquired through foreclosure or deed in lieu thereof. The property is classified as held for sale. The property is initially carried at fair value based on recent appraisals, less estimated costs to sell. Declines in the fair value of properties included in OREO below carrying value are recognized by a charge to income.
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

Mortgage Servicing Rights (“MSRs”)
The rights to service mortgage loans for others are included in other assets in the consolidated balance sheet. MSRs are recorded at fair value on an ongoing basis, with changes in fair value recorded in the results of operations. A fair value analysis of MSRs is performed on a quarterly basis. The Bank resumed the sale of mortgage loans to Fannie Mae beginning in the second quarter of 2012, following Fannie Mae's approval of the Bank as a Seller Servicer.
Income Taxes
Income tax expense includes both a current provision based on the amounts computed for income tax return purposes and a deferred provision that results from application of the asset and liability method of accounting for deferred taxes. Under the asset and liability method, deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of COB's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Management’s determination of the realization of deferred tax assets is based upon its judgment of various future events and uncertainties, including the timing and amount of future income earned by certain subsidiaries and the implementation of various tax plans to maximize realization of the deferred tax assets. In evaluating the positive and negative evidence to support the realization of the asset under current guidance, given our current financial results and current economic conditions, there is insufficient positive evidence to support a conclusion that it is more likely than not this asset will be realized in the foreseeable future. Examinations of the income tax returns or changes in tax law may impact COB’s tax liabilities and resulting provisions for income taxes.
A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of significant credit losses, COB continues to be in a three-year cumulative pre-tax loss position as of December 31, 2013. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset, which is difficult to overcome. COB’s estimate of the realization of its deferred tax assets was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years and estimated unrealized losses in the available-for-sale investment portfolio. COB did not consider future taxable income in determining the realizability of its deferred tax assets. COB expects its income tax expense (benefit) will be negligible for the next several quarters until profitability has been restored for a reasonable time and such profitability is considered sustainable. At that time, the valuation allowance would be reversed. Reversal of the valuation allowance requires a great deal of judgment and will be based on the circumstances that exist as of that future date. If future events differ significantly from COB’s current forecasts, COB may need to increase this valuation allowance, which could have a material adverse effect on the results of operations and financial condition. See also Note 11 for discussion of the impact on deferred taxes associated with the Merger.
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
Comprehensive Income
Comprehensive income is defined as the change in equity of an enterprise during a period from transactions and other events and circumstances from non-owner sources and, accordingly, includes both net income and amounts referred to as other comprehensive income. The items of other comprehensive income are included in the consolidated statement of comprehensive loss. The accumulated balance of other comprehensive loss is included in the shareholders’ equity section of the consolidated balance sheet. COB’s components of accumulated other comprehensive loss for each period presented include unrealized gains (losses) on investment securities classified as available-for-sale, and the effect of the defined benefit pension and other postretirement plans for employees.
For the twelve months ended December 31, 2013, 2012 and 2011, total other comprehensive loss was $(18.8) million, $(36.4) million and $(137.6) million, respectively. The deferred income tax benefit/(liability) related to the components of other comprehensive loss amounted to $11.0 million, $0.2 million and $2.6 million respectively, for the same periods as previously mentioned.
The accumulated balances related to each component of other comprehensive loss are as follows:

(dollars in thousands)	December 31, 2013		December 31, 2012		December 31, 2011
	Pretax	After-tax	Pretax	After-tax	Pretax	After-tax
Net unrealized securities gains (losses)	$(23,443)	$(14,476)	$6,032	$3,650	$470	$284
Pension, other postretirement and postemployment benefit plan adjustments	(5,200)	(3,129)	(6,566)	(3,973)	(7,027)	(4,253)
Accumulated other comprehensive loss	$(28,643)	$(17,605)	$(534)	$(323)	$(6,557)	$(3,969)
Employee Benefit Plans
COB has a matching retirement/savings plan, a postretirement benefit plan, a defined benefit pension plan, and noncontributory, nonqualified supplemental executive retirement plans (“SERPs”) covering certain employees.

COB’s matching defined contribution retirement/savings plan permits eligible employees to make contributions to the plan up to a specified percentage of compensation as defined by the plan. A portion of the employee contributions are matched by COB based on the plan formula, which is $.50 for each dollar on the first 6% of eligible pay deferred by the employee under the plan. Additionally, commencing in 2007, COB on a discretionary basis may make an annual contribution up to a specified percentage of compensation as defined by the plan to the account of each eligible employee. COB did not make a discretionary contribution in 2013, 2012 or 2011. The matching and discretionary contributions amounted to $0.5 million in 2013, $0.6 million in 2012, and $0.4 million in 2011.

The postretirement benefit plan, provides medical and life insurance benefits to retirees who obtained certain age and service requirements. Postretirement benefit costs, which are actuarially determined using the attribution method and recorded on an unfunded basis, are charged to current operations and credited to a liability account on the consolidated balance sheet. Effective December 31, 2006, no new employees are eligible to enter the postretirement medical and life insurance plan. Employees who had obtained certain age and service qualifications continued to accrue benefits through December 31, 2010. Benefits are based on the employee's years of service at retirement. Only employees who qualified for continued benefit accrual are eligible for benefits under this plan.

The defined benefit pension plan was frozen in 2006 and no additional employees are eligible to enter the plan. Employees who had obtained certain age and service qualifications continued to accrue benefits through December 31, 2010. Benefits are based on the employee’s compensation, years of service and age at retirement. Defined benefit pension costs, which are actuarially determined using the projected unit credit method, are charged to current operations. Pension costs of $0.3 million, $0.4 million and $0.4 million were recognized during 2013, 2012 and 2011, respectively. Annual funding contributions are made up to the maximum amounts allowable for Federal income tax purposes.

The noncontributory, nonqualified supplemental executive retirement plans (“SERPs”), cover certain executives and pay benefits based on factors similar to those for the defined benefit pension plan, with offsets related to amounts payable under the pension plan and social security benefits. SERP costs, which are actuarially determined using the projected unit credit method and recorded on an unfunded basis, are charged to current operations and credited to a liability account on the consolidated balance sheet.

In 2010, the Board of Directors approved an amendment to one of the plans which stopped additional benefit accrual under the Plan after December 31, 2010. This action did not impact a participant's vested or accrued benefit in the plan. In September 2012, the Board of Directors approved an amendment to terminate this Plan. The amendment provides for lump sum cash distributions of participant benefits in accordance with Internal Revenue Code Section 409A. Based on the decision to terminate the SERP by providing a lump sum settlement, a deferred gain of $0.4 million was recorded in other comprehensive income in 2012, and was recognized into earnings when payments were made in 2013.
See Note 14 “Employee Benefit Plans” for additional information on all benefit plans described below.

COB also offers medical, dental, life, long term disability, and vision care to its employees and shares in the costs of these programs.
Derivatives and Financial Instruments
A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. COB uses derivatives primarily to manage interest rate risk related to mortgage servicing rights, and long-term debt. The fair value of derivatives in a gain or loss position is included in other assets or liabilities, respectively, on the Consolidated Statements of Operations.
COB classifies its derivative financial instruments as either a hedge of an exposure to changes in the fair value of a recorded asset or liability, or a fair value hedge, or a hedge of an exposure to changes in the cash flows of a recognized asset, liability or forecasted transaction, or a cash flow hedge. COB has master netting agreements with the derivatives dealers with which it does business, but reflects gross gains and losses on the Consolidated Income Statements and Balance Sheets.

COB uses the long-haul method to assess hedge effectiveness. COB documents, both at inception and over the life of the hedge, at least quarterly, its analysis of actual and expected hedge effectiveness. This analysis includes techniques such as regression analysis and hypothetical derivatives to demonstrate that the hedge has been, and is expected to be, highly effective in off-setting corresponding changes in the fair value or cash flows of the hedged item. For a qualifying fair value hedge, changes in the value of the derivatives that have been highly effective as hedges are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged. For a qualifying cash flow hedge, the portion of changes in the fair value of the derivatives that have been highly effective are recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings.
For either fair value hedges or cash flow hedges, ineffectiveness may be recognized in noninterest income to the extent that changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedged items attributable to the risk being hedged. If the hedge ceases to be highly effective, COB discontinues hedge accounting and recognizes the changes in fair value in current period earnings. If a derivative that qualifies as a fair value or cash flow hedge is terminated or the designation removed, the realized or then unrealized gain or loss is recognized into income over the original hedge period (fair value hedge) or period in which the hedged item affects earnings (cash flow hedge). Immediate recognition in earnings is required upon sale or extinguishment of the hedged item (fair value hedge) or if it is probable that the hedged cash flows will not occur (cash flow hedge).
See Note 19 for additional information related to derivatives and financial instruments.
Recent Accounting Pronouncements
Troubled Debt Restructurings - In January 2014, the FASB issued ASU No. 2014-04 Troubled Debt Restructurings by Creditors (Subtopic 310-40): "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure" (“ASU No. 2014-04”). This pronouncement clarifies the criteria for concluding that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments also outline interim and annual disclosure requirements. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014. Companies are allowed to use either a modified retrospective transition method or a prospective transition method when adopting this update. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.
Comprehensive Income - In February 2013, the FASB issued ASU No. 2013-02 Comprehensive Income (Topic 220): "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" (“ASU No. 2013-02”). This pronouncement requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income for each applicable component of net income, as well as a roll forward of the components of accumulated other comprehensive income on a prospective basis. This pronouncement is effective beginning January 1, 2013. The provisions of ASU No. 2013-02 relate only to financial statement presentation of other comprehensive income and, accordingly, its adoption did not have a material effect on COB's financial statements. These new disclosures appear in Note 19.
FASB - From time to time, the Financial Accountings Standards Board (“FASB”) issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards.
Management considers the effect of the proposed statements on the consolidated financial statements of COB and monitors the status of changes to and proposed effective dates of exposure drafts. Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on COB’s financial position, results of operations or cash flows.
2. Acquisition of Bank of Granite Corporation
On October 21, 2011, as part of the recapitalization of COB, COB acquired Granite Corp., through the Merger of a wholly owned subsidiary of COB merging into Granite Corp. The Merger was part of the Company’s recapitalization strategy, a condition to the closing of the Investment Agreements, and was a 100% stock exchange transaction. The Merger allows us to improve efficiencies and opens new markets for us. Upon consummation of the Merger, each outstanding share of Granite Corp.’s common stock, par value $1.00 per share, other than shares held by COB, Granite Corp.’s and shares owned in a fiduciary capacity or as a result of debts previously contracted, was converted into the right to receive 3.375 shares of COB common stock, resulting in COB issuing approximately 521,595 shares (adjusted for the Reverse Stock Split) of COB common stock to Granite Corp.’s stockholders.
Granite Corp. was a Delaware corporation organized on June 1, 1987, which was registered as a bank holding company due to its ownership of Granite, a North Carolina state chartered bank which has been in existence and continuously operating since August 2, 1906. Granite conducted banking business operations from 17 full-service branches located in Burke, Caldwell, Catawba, Forsyth, Iredell, Mecklenburg, Watauga, and Wilkes counties in North Carolina. We completed the merger of the Bank and Granite effective June 8, 2013.

Granite Corp. also owned Granite Mortgage, Inc. (“Granite Mortgage”), a North Carolina corporation which ceased mortgage operations in July 2009 and filed for Chapter 11 bankruptcy on February 15, 2012.
The acquisition of Granite Corp. by COB was accounted for under the acquisition method of accounting in accordance with relevant accounting guidance. The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. Fair value adjustments were preliminary and were subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values became available. During the first quarter of 2012, we recognized $0.3 million in additional goodwill from the Merger. This additional goodwill was due to new valuations received on OREO acquired in the Merger, which had been written down to our best estimate of fair value at October 21, 2011.
None of the goodwill recognized is expected to be deductible for income tax purposes.
The following table summarizes the fair values of assets and liabilities of Granite Corp. assumed by COB.

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
The following table presents our unaudited pro forma results of operations for the periods presented as if the Merger had been completed on January 1, 2011. The unaudited pro forma results of operations include the historical accounts of COB and Granite Corp. and pro forma adjustments as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had the Merger been completed on January 1, 2011. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

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

3. Discontinued Operations
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
There were no assets and liabilities of discontinued operations as of December 31, 2013 and December 31, 2012.
There was no financial activity related to discontinued operations during 2013. Net loss from discontinued operations, net of tax, for the years ended December 31, 2012 and 2011 were as follows:

(dollars in thousands)	For the Twelve Months Ended December 31,
	2012	2011
Interest Income
Total interest income	—	67
Interest Expense
Total interest expense	—
Net Interest Income before Provision for Loan Losses	—	67
Provision for loan losses	—	—
Net Interest Income after Provision for Loan Losses	—	67
Noninterest Income
Mortgage loan loss	—	(167)
Other service charges, commissions and fees, net	—	(11)
Other income	—	10
Total noninterest income	—	(168)
Noninterest Expense
Personnel expense	1	1,444
Net occupancy expense	1	237
Furniture, equipment and data processing expense	—	186
Professional fees	25	257
Stationery, printing and supplies	—	8
Advertising and marketing	—	27
Other real estate owned expense	—	166
Provision for recourse loans	—	3,317
Other expense	—	266
Total noninterest expense	27	5,908
Loss before income taxes	(27)	(6,009)
Income tax (benefit) expense	—	(213)
Net loss from discontinued operations, net of tax	$(27)	$(5,796)
All financial information in the consolidated financial statements and notes to the consolidated financial statements reflects continuing operations, unless otherwise noted.

4. Intangible Assets
Business Combinations
Unamortized Intangible Assets (Goodwill)
COB conducted an annual goodwill impairment test as of September 30, 2013, and determined there was no impairment to goodwill. The goodwill relates to the Granite acquisition. Bank of Granite was merged with the Bank on June 8, 2013.
For intangible assets related to business combinations, the following is a summary of the changes in the balance of unamortized intangible assets (goodwill) during the years ended December 31, 2013, 2012 and 2011:

(dollars in thousands)	For the Twelve Months Ended December 31,
	2013	2012	2011
Gross balance at beginning of year	$4,205	$3,905	$—
Accumulated impairment balance beginning of year	—	—	—
Effect of Granite merger	—	300	3,905
Impairment	—	—	—
Accumulated balance at end of year	$4,205	$4,205	$3,905
Amortized Intangible Assets
Core Deposit Premium
For intangible assets related to business combinations, the following is a summary of the changes in the original gross carrying amount of amortized intangible assets during the years ended December 31, 2013, 2012 and 2011:

(dollars in thousands)	For the Twelve Months Ended December 31,
	2013	2012	2011
Balance at the beginning of the period	$13,102	$13,102	$8,202
Effect of Granite merger	—	—	4,900
Impairment	—	—	—
Balance at the end of the period	$13,102	$13,102	$13,102
For intangible assets related to business combinations, the following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the carrying amount of unamortized intangible assets:

(dollars in thousands)	As of December 31,
	2013	2012
Core deposit premium related to whole bank acquisitions:
Carrying amount	$13,102	$13,102
Accumulated amortization	7,739	6,332
Net core deposit premium	$5,363	$6,770
Amortization of core deposit premium intangibles totaled approximately $1.4 million in 2013, $1.4 million in 2012 and $0.9 million in 2011.

The following table presents the estimated amortization expense for intangible assets related to business combinations for each of the five calendar years ending December 31, 2018 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

(dollars in thousands)	Estimated Amortization Expense
2014	$1,407
2015	1,386
2016	834
2017	613
2018	613
Thereafter	510
Total	$5,363
Mortgage Servicing Rights
Mortgage loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others amounted to $190.2 million and $65.1 million at December 31, 2013 and 2012, respectively, and the fair value of mortgage servicing rights was $1.6 million and $0.7 million as of the same dates.

5. Investment Securities
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

The following table summarizes the amortized cost and estimated fair value of investment securities and presents the related gross unrealized gains and losses:

December 31, 2013
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of:
U.S. government sponsored enterprises	$2,051	$26	$—	$2,077
Residential mortgage-backed securities-GSE	364,513	974	24,340	341,147
Residential mortgage-backed securities-Private	19,770	982	—	20,752
Commercial mortgage backed securities-GSE	22,767	—	1,328	21,439
Commercial mortgage-backed securities-Private	10,408	—	823	9,585
Business Development Company investment	1,753	984	—	2,737
Corporate notes	16,795	82	—	16,877
Total available-for-sale	$438,057	$3,048	$26,491	$414,614
Held-to-Maturity:
Residential mortgage-backed securities-GSE	141,724	—	9,907	131,817
Commercial mortgage-backed securities-Private	10,071	—	763	9,308
Total held-to-maturity	$151,795	$—	$10,670	$141,125
Total investment securities	$589,852	$3,048	$37,161	$555,739

December 31, 2012
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of:
U.S. Treasury and government agencies	$6,646	$335	$—	$6,981
U.S. government sponsored enterprises	22,118	55	—	22,173
States and political subdivisions	5,918	120	—	6,038
Residential mortgage-backed securities-GSE	436,344	5,678	948	441,074
Residential mortgage-backed securities-Private	22,649	750	454	22,945
Commercial mortgage backed securities-GSE	23,150	209	—	23,359
Commercial mortgage backed securities-Private	5,283	34	—	5,317
Corporate notes	36,710	270	17	36,963
Total	$558,818	$7,451	$1,419	$564,850
As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB based generally upon the balances of total assets and FHLB advances. FHLB capital stock is pledged to secure FHLB advances. This investment is carried at cost since no ready market exists for FHLB stock and there is no quoted market value. However, redemption of this stock has historically been at par value. The Bank owned a total of $5.9 million of FHLB stock at December 31, 2013 and $6.3 million at December 31, 2012. Due to the redemption provisions of FHLB stock, we estimate that fair value approximates cost and that this investment is not impaired at December 31, 2013. FHLB stock is included in other assets at its original cost basis.
As a member bank of the Federal Reserve Bank of Richmond (“FRBR”), the Bank also is required to own capital stock of the FRBR based upon a percentage of the bank's common stock and surplus. This investment is carried at cost since no ready market exists for FRBR stock and there is no quoted market value. At December 31, 2013 and December 31, 2012, the Bank owned a total of $4.3 million and $3.1 million of FRBR stock, respectively. Due to the nature of this investment in an entity of the U.S. government, we have estimated that fair value approximated the cost and that this investment was not impaired at December 31, 2013. FRBR stock is included in other assets at its original cost basis.

Other investments are recorded at cost are included in Other Assets on the Consolidated Balance Sheets, and are composed of the following:

(dollars in thousands)	December 31,
	2013	2012
Federal Home Loan Bank stock	$5,878	$6,254
Federal Reserve Bank stock	4,264	3,087
Other investments	—	1
Total other investments	$10,142	$9,342

Gross gains and losses recognized (by specific identification) on the sale of securities are summarized as follows:

(dollars in thousands)	Years Ended December 31,
	2013	2012	2011
Proceeds from sales of investment securities	$177,826	$212,609	$290,491

Gains on sales of investment securities available-for-sale	2,953	4,501	7,400
Losses on sales of investment securities available-for-sale	(181)	(380)	(102)
Total securities gains, net	$2,772	$4,121	$7,298

At December 31, 2013, $91.2 million of the investment securities portfolio was pledged to secure public deposits, $18.8 million was pledged to retail repurchase agreements and $77.4 million was pledged to others, principally the FHLB and FRBR, leaving $376.3 million available as unpledged securities collateral. At December 31, 2012, $111.4 million of the investment securities portfolio was pledged to secure public deposits and $6.1 million was pledged to others, leaving $447.3 million available as lendable collateral.
The following tables show our investments' estimated fair value and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2013 and December 31, 2012. The change in unrealized losses during the years ending December 31, 2013 and 2012 was attributed to changes in interest rates and not to changes in the credit quality of these securities. All unrealized losses on investment securities are considered by management to be temporary given the credit quality of these investment securities or the short duration of the unrealized loss, or both.

	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2013
Available-for-Sale:
Residential mortgage-backed securities-GSE	$222,475	$16,585	$76,501	$7,755	$298,976	$24,340
Residential mortgage-backed securities-Private	—	—	—	—	—	—
Commercial mortgage-backed securities-GSE	—	—	21,439	1,328	21,439	1,328
Commercial mortgage-backed securities-Private	9,585	823	—	—	9,585	823
Total available-for-sale	$232,060	$17,408	$97,940	$9,083	$330,000	$26,491
Held-to-Maturity:
Residential mortgage-backed securities-GSE	$131,817	$9,907	$—	$—	$131,817	$9,907
Commercial mortgage-backed securities-Private	9,308	763	—	—	9,308	763
Total held-to-maturity	$141,125	$10,670	$—	$—	$141,125	$10,670
Total	$373,185	$28,078	$97,940	$9,083	$471,125	$37,161

December 31, 2012
Residential mortgage-backed securities-GSE	$123,489	$904	$7,027	$44	$130,516	$948
Residential mortgage-backed securities-Private	6,482	438	1,017	16	7,499	454
Corporate notes	—	—	3,249	17	3,249	17
Total	$129,971	$1,342	$11,293	$77	$141,264	$1,419
At December 31, 2013, there were 10 investment securities that had continuous unrealized losses for more than twelve months. At December 31, 2012, there were 4 investment securities that had continuous unrealized losses for more than twelve months. The unrealized losses relate to fixed-rate debt securities that have incurred fair value reductions due to higher market interest rates and, for certain securities, increased credit spreads since the respective purchase date. The unrealized losses are not likely to reverse unless and until market interest rates and credit spreads decline to the levels that existed when the securities were purchased.
Unrealized losses for all investment securities are reviewed to determine whether the losses are other than temporary. Investment securities are evaluated on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other than temporary. In conducting this assessment, COB evaluates a number of factors including, but not limited to:

•	How much fair value has declined below amortized cost;

•	How long the decline in fair value has existed;

•	The financial condition of the issuer;

•	Contractual or estimated cash flows of the security;

•	Underlying supporting collateral;

•	Past events, current conditions, forecasts;

•	Significant rating agency changes on the issuer; and

•	COB’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.
COB analyzed its securities portfolio at December 31, 2013, and considered ratings, fair value, cash flows and other factors to determine if any of the securities were other than temporarily impaired. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and COB has determined that it is not more likely than not that COB will be required to sell the security before recovery of its amortized cost basis, none of the securities are deemed to be other than temporarily impaired.

The aggregate amortized cost and fair value of securities at December 31, 2013, by remaining contractual maturity, are shown in the following table. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$8,404	$8,406	$—	$—
Due after one year through five years	10,442	10,548	—	—
Due after five years through 10 years	—	—	—	—
With no stated maturity	1,753	2,737	—	—
Total	20,599	21,691	—	—
Mortgage-backed securities	417,458	392,923	151,795	141,125
Total	$438,057	$414,614	$151,795	$141,125

6. Loans and Allowance for Loan Losses
The following table presents an aging analysis of accruing and nonaccruing loans as of December 31, 2013:

(dollars in thousands)	Accruing
	30-59 days past due	60-89 days past due	More than 90 days past due	Nonaccrual	Total past due and nonaccrual	Current and accruing	Total Loans
PC and Originated Loans
Commercial and agricultural	$18	$43	$—	$516	$577	$60,946	$61,523
Real estate - construction	168	634	—	4,677	5,479	48,711	54,190
Real estate - mortgage:
1-4 family residential	3,454	522	—	11,580	15,556	593,698	609,254
Commercial	1,765	77	—	18,380	20,222	261,524	281,746
Consumer	56	17	—	12	85	43,798	43,883
Total	$5,461	$1,293	$—	$35,165	$41,919	$1,008,677	$1,050,596
PI loans
Commercial and agricultural	$35	$16	$1,977	$—	$2,028	$8,701	$10,729
Real estate - construction	48	—	2,758	—	2,806	7,087	9,893
Real estate - mortgage:
1-4 family residential	135	9	2,907	—	3,051	23,802	26,853
Commercial	903	—	17,479	—	18,382	94,796	113,178
Consumer	6	—	12	—	18	981	999
Total	$1,127	$25	$25,133	$—	$26,285	$135,367	$161,652
Total Loans	$6,588	$1,318	$25,133	$35,165	$68,204	$1,144,044	$1,212,248

The following table presents an aging analysis of accruing and nonaccruing loans as of December 31, 2012:

(dollars in thousands)	Accruing
	30-59 days past due	60-89 days past due	More than 90 days past due	Nonaccrual	Total past due and nonaccrual	Current and accruing	Total Loans
PC and Originated Loans
Commercial and agricultural	$515	$—	$50	$2,746	$3,311	$61,727	$65,038
Real estate - construction	26	119	—	14,297	14,442	41,290	55,732
Real estate - mortgage:
1-4 family residential	6,173	880	—	18,372	25,425	488,898	514,323
Commercial	617	—	177	43,621	44,415	226,948	271,363
Consumer	24	—	—	206	230	41,957	42,187
Total	$7,355	$999	$227	$79,242	$87,823	$860,820	$948,643
PI loans
Commercial and agricultural	$100	$1	$1,103	$—	$1,204	$13,462	$14,666
Real estate - construction	117	—	655	—	772	1,910	2,682
Real estate - mortgage:
1-4 family residential	1,308	495	4,678	—	6,481	32,734	39,215
Commercial	2,559	4,300	17,384	—	24,243	146,230	170,473
Consumer	4	—	13	—	17	1,339	1,356
Total	$4,088	$4,796	$23,833	$—	$32,717	$195,675	$228,392
Total Loans	$11,443	$5,795	$24,060	$79,242	$120,540	$1,056,495	$1,177,035
All PI loans are considered to be accruing for all periods presented, in accordance with ASC 310-30.

During the twelve months ended December 31, 2013, we purchased $157.6 million of performing residential mortgage loans, including premiums of $1.3 million. During the twelve months ended December 31, 2012, we purchased $173.2 million of performing residential mortgage loans, including premiums of $4.0 million. These loan purchases are accounted for as PC loans.

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
Loans categorized as Special Mention or worse are considered Criticized. Loans categorized as Substandard or Doubtful are considered Classified. Purchased loans acquired in the Merger are recorded at estimated fair value on the date of acquisition without the carryover of related ALL. The table below includes $40.5 million and $60.6 million in Granite Purchased Loans categorized as Substandard or Doubtful at December 31, 2013 and December 31, 2012, respectively.
The following table presents loans held for investment balances by risk grade as of December 31, 2013:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
	(Ratings 1-5)	(Rating 6)	(Rating 7)	(Rating 8)	Total
Commercial and agricultural	$67,277	$1,262	$3,713	$—	$72,252
Real estate - construction	50,138	3,984	9,961	—	64,083
Real estate - mortgage:
1-4 family residential	601,304	10,887	23,916	—	636,107
Commercial	307,661	29,711	57,552	—	394,924
Consumer	44,450	40	47	345	44,882
Total	$1,070,830	$45,884	$95,189	$345	$1,212,248
The following table presents loans held for investment balances by risk grade as of December 31, 2012:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
	(Ratings 1-5)	(Rating 6)	(Rating 7)	(Rating 8)	Total
Commercial and agricultural	$69,003	$3,447	$6,953	$301	$79,704
Real estate - construction	40,117	2,031	16,266	—	58,414
Real estate - mortgage:
1-4 family residential	504,819	15,855	32,625	239	553,538
Commercial	296,271	50,275	95,126	164	441,836
Consumer	42,495	178	426	444	43,543
Total	$952,705	$71,786	$151,396	$1,148	$1,177,035
Loans included in the preceding loan composition table are net of participations sold. Loans are increased by net loan premiums and deferred loan costs of $3.6 million at December 31, 2013. Loans are increased by net deferred loan costs of $3.6 million at December 31, 2012.
At December 31, 2013 and 2012, loans held for sale consisted of originated residential mortgage loans held for sale at the lower of cost or fair market value.
Loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balance of loans serviced for others amounted to $190.2 million at December 31, 2013 and $65.1 million at December 31, 2012.
Loans Pledged
To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans. Investment securities of $24.1 million and $0 million and gross loans of $169.5 million and $270.2 million were pledged to collateralize FHLB advances and letters of credit at December 31, 2013 and December 31, 2012, respectively, of which there was $31.8 million and $19.1 million of credit availability for borrowing, respectively. At December 31, 2013, $9.6 million of loans and $51.2 million of securities were pledged to collateralize potential borrowings from the Federal Reserve Discount Window, of which $54.7 million was available as borrowing capacity. We could also access $301.8 million of additional borrowings from the FHLB under credit lines by pledging additional collateral.
Nonaccruing and Impaired Loans
Interest income on loans is calculated by using the interest method based on the daily outstanding balance. The recognition of interest income is discontinued when, in management's opinion, the collection of all or a portion of interest becomes doubtful. Loans are returned to accrual status when the factors indicating doubtful collectability cease to exist and the loan has performed in accordance with its terms for a demonstrated period of time. The past due status of loans is based on the contractual payment terms. Had nonaccruing loans been on accruing status, interest income would have been higher by $4.7 million and $5.4 million for the twelve months ended December 31, 2013 and December 31, 2012, respectively. At December 31, 2013 and December 31,

2012, COB had certain impaired loans of $35.2 million and $79.2 million, respectively, which were on nonaccruing interest status.
The following table summarizes information relative to impaired loans for the dates indicated:

	December 31, 2013		December 31, 2012
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, not individually reviewed for impairment	$4,612	$—	$6,017	$—
Impaired loans, individually reviewed, with no reserves	39,865	—	62,282	—
Impaired loans, individually reviewed, with reserves	2,965	927	15,312	1,737
Total impaired loans, excluding purchased impaired *	$47,442	$927	$83,611	$1,737

Purchased impaired loans with subsequent deterioration	$161,307	5,560	$192,115	5,373
Purchased impaired loans with no subsequent deterioration	$344	—	$36,277	—
Total Reserves		$6,487		$7,110

Average impaired loans, excluding purchased impaired, calculated using a simple average	$65,527		$94,754

* Included at December 31, 2013 and December 31, 2012 were $12.1 million and $4.5 million, respectively, in restructured and performing loans.
The following table presents loans held for investment on nonaccrual status by loan class for the dates indicated:

(dollars in thousands)
	December 31, 2013	December 31, 2012
Loans held for investment:
Commercial and agricultural	$516	$2,746
Real estate - construction	4,677	14,297
Real estate - mortgage:
1-4 family residential	11,580	18,372
Commercial	18,380	43,621
Consumer	12	206
Total nonaccrual loans	$35,165	$79,242
Loans more than 90 days delinquent, still on accrual	—	227
Total nonperforming loans	$35,165	$79,469
There were no loans held for sale on nonaccrual status as of December 31, 2013 or December 31, 2012.

The following table presents individually reviewed impaired loans and purchased impaired loans with subsequent credit deterioration, segregated by portfolio segment, and the corresponding reserve for impaired loan losses as of December 31, 2013:

		Unpaid
(dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$398	$643	$—
Real estate - construction	4,734	8,893	—
Real estate - mortgage:
1-4 family residential	11,154	14,431	—
Commercial	23,579	28,905	—
Consumer	—	—	—
Total	$39,865	$52,872	$—
With an allowance recorded:
Commercial and agricultural	$—	$—	$—
Real estate - construction	—	—	—
Real estate - mortgage:
1-4 family residential	2,965	3,032	927
Commercial	—	—	—
Consumer	—	—	—
Total	$2,965	$3,032	$927
Total individually evaluated impaired loans
Commercial and agricultural	$398	$643	$—
Real estate - construction	4,734	8,893	—
Real estate - mortgage:
1-4 family residential	14,119	17,463	927
Commercial	23,579	28,905	—
Consumer	—	—	—
Total	$42,830	$55,904	$927

PI loans with subsequent credit deterioration:
Commercial and agricultural	$10,729	$10,344	$382
Real estate - construction	9,792	11,216	1,015
Real estate - mortgage:
1-4 family residential	26,628	28,143	724
Commercial	113,178	121,813	3,251
Consumer	980	785	188
Total	$161,307	$172,301	$5,560

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

The following summary includes impaired loans individually reviewed as well as impaired loans held for sale. Average recorded investment and interest income recognized on impaired loans, segregated by portfolio segment, is shown in the following tables as of December 31, 2013 and December 31, 2012:

	For Twelve Months Ended		For Twelve Months Ended		For Twelve Months Ended
	December 31, 2013		December 31, 2012		December 31, 2011
	Average	Interest	Average	Interest	Average	Interest
(dollars in thousands)	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and agricultural	$784	$8	$1,989	$42	$3,202	$—
Real estate - construction	9,075	35	15,130	92	41,164	1
Real estate - mortgage:
1-4 family residential	11,920	100	18,237	204	17,077	1
Commercial	29,384	254	35,765	286	38,688	25
Consumer	—	—	—	—	175	—
Total	$51,163	$397	$71,121	$624	$100,306	$27
With an allowance recorded:
Commercial and agricultural	$283	$5	$706	$16	$4,458	$—
Real estate - construction	638	9	1,762	—	51,354	—
Real estate - mortgage:
1-4 family residential	2,713	20	1,764	61	15,740	7
Commercial	4,127	4	13,069	445	40,777	—
Consumer	83	1	—	—	214	—
Total	$7,844	$39	$17,301	$522	$112,543	$7
Total:
Commercial and agricultural	$1,067	$13	$2,695	$58	$7,660	$—
Real estate - construction	9,713	44	16,892	92	92,518	1
Real estate - mortgage:
1-4 family residential	14,633	120	20,001	265	32,817	8
Commercial	33,511	258	48,834	731	79,465	25
Consumer	83	1	—	—	389	—
Total	$59,007	$436	$88,422	$1,146	$212,849	$34
Impaired loans also include loans for which we may elect to grant a concession, providing terms more favorable than those prevalent in the market (e.g., rate, amortization term), and formally restructure due to the weakening credit status of a borrower. Restructuring is designed to facilitate a repayment plan that minimizes the potential losses that we otherwise may have to incur. If these impaired loans are on nonaccruing status as of the date of restructuring, the loans are included in nonperforming loans. Nonaccruing restructured loans will remain as nonaccruing until the borrower can demonstrate adherence to the restructured terms for a period of no less than six months and when it is otherwise determined that continued adherence is reasonably assured. Some restructured loans continue as accruing loans after restructuring if the borrower is not past due at the time of restructuring, adequate collateral valuations support the restructured loans, and the cash flows of the underlying business appear adequate to support the restructured debt service. Not included in nonaccruing loans are loans that have been restructured that were performing as of the restructure date. At December 31, 2013, there was $18.1 million in restructured loans, of which $12.1 million were accruing and in a performing status. At December 31, 2012, there was $20.8 million in restructured loans, of which $4.5 million were accruing and in a performing status.
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
The following table presents sold loans by portfolio segment for the periods indicated below:

	For the Twelve Months Ended			For the Twelve Months Ended
	December 31, 2013			December 31, 2012
(dollars in thousands)	Number	Recorded	Contract	Number	Recorded	Contract
	of Loans	Investment	Pricing	of Loans	Investment	Pricing
Commercial and agricultural	—	$—	$—	—	$—	$—
Real estate - construction	—	—	—	—	—	—
Real estate - mortgage:
1-4 family residential	—	—	—	—	—	—
Commercial	3	1,747	1,244	2	3,950	4,200
Consumer	—	—	—	—	—	—
Total	3	$1,747	$1,244	2	$3,950	$4,200
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
At December 31, 2013, and December 31, 2012, our financial statements reflected a PI loan ALL of $5.6 million and $5.4 million, respectively, and an ALL for PC loans of $0.3 million and $0.7 million, respectively.

The following table presents the balance of all Granite Purchased Loans:

	At December 31, 2013
(dollars in thousands)	Purchased Impaired	Purchased Contractual	Total Purchased Loans	Unpaid Principal Balance
Commercial and agricultural	$10,729	$5,948	$16,677	$16,452
Real estate - construction	9,893	—	9,893	11,368
Real estate - mortgage:
1-4 family residential	26,854	22,127	48,981	51,359
Commercial	113,178	373	113,551	122,197
Consumer	998	—	998	798
Total	$161,652	$28,448	$190,100	$202,174

	At December 31, 2012
(dollars in thousands)	Purchased Impaired	Purchased Contractual	Total Purchased Loans	Unpaid Principal Balance
Commercial and agricultural	$14,666	$7,311	$21,977	$22,212
Real estate - construction	2,682	—	2,682	2,974
Real estate - mortgage:
1-4 family residential	39,215	27,484	66,699	70,657
Commercial	170,467	49	170,516	187,646
Consumer	1,362	—	1,362	1,147
Total	$228,392	$34,844	$263,236	$284,636

The table below includes only those Granite Purchased Loans accounted for under the expected cash flow method (PI loans) for the periods indicated. These tables do not include PC loans, including Granite Purchased PC loans or purchased performing residential mortgage loans.

	For Twelve Months Ended		For Twelve Months Ended
	December 31, 2013		December 31, 2012
	Purchased Impaired		Purchased Impaired
(dollars in thousands)	Carrying Amount	Future Accretion	Carrying Amount	Future Accretion
Balance, beginning of period	$228,392	$30,300	$330,836	$47,804
Accretion	16,032	(16,032)	20,549	(20,549)
Increase in future accretion	—	15,721	—	3,045
Payments received	(80,258)	—	(111,875)	—
Foreclosed and transferred to OREO	(2,514)	—	(11,118)	—
Subtotal before allowance	161,652	29,989	228,392	30,300
Allowance for credit losses	(5,560)	—	(5,373)	—
Net carrying amount, end of period	$156,092	$29,989	$223,019	$30,300

Allowance for Loan Losses
An analysis of the changes in the ALL is as follows:

(dollars in thousands)	2013	2012	2011
Balance, beginning of period	$29,314	$39,360	93,687
Provision for losses	523	14,049	67,362
Net charge-offs:
Charge-offs	(13,344)	(30,968)	(128,424)
Recoveries	10,292	6,873	6,735
Net charge-offs	(3,052)	(24,095)	(121,689)
Balance, end of period	$26,785	$29,314	39,360
Annualized net charge-offs during the period to average loans held for investment	0.26%	1.94%	10.75%
Annualized net charge-offs during the period to ALL	11.39%	82.20%	309.17%
Allowance for loan losses to loans held for investment (1)	2.21%	2.49%	3.23%
(1) Excludes discontinued operations
During the year ended December 31, 2013, we charged off $13.3 million in loans and realized $10.3 million in recoveries, for $3.1 million of net charge-offs. The majority of the loans charged off were loans that were previously impaired and had specific reserves assigned in prior periods.
The ALL, as a percentage of loans held for investment, was 2.21% at December 31, 2013, compared to 2.49% at December 31, 2012.
The following table presents ALL activity by portfolio segment for the year ended December 31, 2013:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total

ALL:
Beginning balance at January 1, 2013	$3,238	$4,987	$8,701	$9,627	$2,761	$29,314
Charge-offs	(1,277)	(1,080)	(4,032)	(2,808)	(4,147)	(13,344)
Recoveries	1,623	2,681	1,266	3,048	1,674	10,292
Provision (Recovery)	(653)	(1,355)	2,934	(2,672)	2,269	523
Ending balance at December 31, 2013	$2,931	$5,233	$8,869	$7,195	$2,557	$26,785
The following table presents ALL activity by portfolio segment for the year ended December 31, 2012:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Beginning balance at January 1, 2012	$5,776	$11,995	$8,885	$11,063	$1,641	$39,360
Charge-offs	(3,494)	(11,084)	(6,422)	(5,510)	(4,458)	(30,968)
Recoveries	991	3,237	573	852	1,220	6,873
Provision (Recovery)	(35)	839	5,665	3,222	4,358	14,049
Ending balance at December 31, 2012	$3,238	$4,987	$8,701	$9,627	$2,761	$29,314

The following table presents ALL activity by portfolio segment for the year ended December 31, 2011:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Beginning balance at January 1, 2011	$11,144	$46,792	$7,742	$26,851	$1,158	$93,687
Charge-offs	(10,832)	(65,526)	(11,384)	(36,998)	(3,684)	(128,424)
Recoveries	855	2,637	831	891	1,521	6,735
Provision (Recovery)	4,609	28,092	11,696	20,319	2,646	67,362
Ending balance at December 31, 2011	$5,776	$11,995	$8,885	$11,063	$1,641	$39,360

The following table details the recorded investment in loans related to each segment in the allowance for loan losses by portfolio segment and disaggregated on the basis of impairment evaluation methodology at December 31, 2013:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Individually evaluated for impairment	$—	$—	$927	$—	$—	$927
Collectively evaluated for impairment	2,549	4,218	7,218	3,944	2,369	20,298
PI loans evaluated for credit impairment	382	1,015	724	3,251	188	5,560
PI loans with no credit deterioration	—	—	—	—	—	—
Total ALL	$2,931	$5,233	$8,869	$7,195	$2,557	$26,785
Loans held for investment
Individually evaluated for impairment	$398	$4,734	$14,119	$23,579	$—	$42,830
Collectively evaluated for impairment	61,125	49,457	595,135	258,167	43,883	1,007,767
PI loans with subsequent credit deterioration	10,729	9,792	26,628	113,178	980	161,307
PI loans with no credit deterioration	—	100	225	—	19	344
Total loans	$72,252	$64,083	$636,107	$394,924	$44,882	$1,212,248
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

Troubled Debt Restructuring
The following tables presents a breakdown of troubled debt restructurings that were restructured during the periods presented, segregated by portfolio segment:

	For Twelve Months Ended December 31, 2013			For Twelve Months Ended December 31, 2012			For Twelve Months Ended December 31, 2011
		Pre-Modified	Post-Modified		Pre-Modified	Post-Modified		Pre-Modified	Post-Modified
		Outstanding	Outstanding		Outstanding	Outstanding		Outstanding	Outstanding
(dollars in thousands)	Number	Recorded	Recorded	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment	of Loans	Investment	Investment
Commercial and agricultural	—	$—	$—	1	$312	$127	8	$806	$806
Real estate - construction	2	125	125	8	1,994	1,335	8	5,162	5,162
Real estate - mortgage:
1-4 family residential	12	3,387	3,451	3	566	565	9	406	406
Commercial	5	5,531	5,238	5	690	667	15	9,740	9,740
Consumer	—	—	—	—	—	—	—	—	—
Total	19	$9,043	$8,814	17	$3,562	$2,694	40	$16,114	$16,114

During the twelve months ended December 31, 2013, we modified 19 loans that were considered to be troubled debt restructurings. We extended the terms for 3 of these loans, modified the interest rate for 2 of these loans, and modified the remaining 14 loans in both ways. During the twelve months ended December 31, 2012, we modified 17 loans that were considered to be troubled debt restructurings. We extended the terms and lowered the interest rate for seven of these loans, and only extended the terms for the remaining ten loans.
There were no loans restructured in the twelve months prior to December 31, 2013 that went into default during the year ended December 31, 2013. There were also no loans restructured in the twelve months prior to December 31, 2012 that went into default during the year ended December 31, 2012.
In the determination of the ALL, management considers troubled debt restructurings and any subsequent defaults in these restructurings as impaired loans. The amount of the impairment is measured using the present value of expected future cash flows discounted at the loan's initial effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent.
Unfunded Commitments
The reserve for unfunded commitments, which is included in other liabilities, is calculated by estimating the amount of additional funding on the commitment and multiplying that amount by the historical loss rate (including Q&E factors). The following describes our method for determining the estimated additional funding by commitment type:

•	Straight Lines of Credit - Unfunded balance of line of credit (100% utilization)

•	Revolving Lines of Credit - Average Utilization (for the last 12 months) less Current Utilization

•	Letters of Credit - 10% utilization
The reserve for unfunded commitments was $0.5 million as of December 31, 2013 and $0.6 million at December 31, 2012.

7. Premises and Equipment
Premises and equipment at December 31 is summarized as follows:

(dollars in thousands)	2013	2012
Land	$14,460	$14,615
Building and improvements	49,463	51,538
Furniture and equipment	43,648	48,275
Leasehold improvements	1,017	1,515
Premises and equipment, gross	108,588	115,943
Accumulated depreciation and amortization	(57,699)	(63,218)
Premises and equipment, net	$50,889	$52,725
Depreciation and amortization expense totaled $3.7 million, $3.8 million, and $3.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

8. Other Real Estate Owned and Personal Property Acquired in Settlement of Loans
OREO consists of real estate acquired through foreclosure or deed in lieu thereof. The property is classified as held for sale. The property is initially carried at fair value based on recent appraisals, less estimated costs to sell. Declines in the fair value of properties included in other real estate below carrying value are recognized by a charge to income.
Total OREO and personal property acquired in settlement of loans decreased $34.7 million from $63.1 million at December 31, 2012, to $28.4 million at December 31, 2013.
The following table summarizes real estate acquired in settlement of loans and personal property acquired in settlement of loans at the periods indicated:

(dollars in thousands)	December 31, 2013	December 31, 2012
Real estate acquired in settlement of loans	$28,353	$62,796
Personal property acquired in settlement of loans	42	335
Total property acquired in settlement of loans	$28,395	$63,131
The following table summarize the changes in real estate acquired in settlement of loans at the periods indicated:

	For Year Ended
(dollars in thousands)	December 31, 2013	December 31, 2012
Real estate acquired in settlement of loans, beginning of period	$62,796	$110,009
Plus: New real estate acquired in settlement of loans	15,001	32,565
Less: Sales of real estate acquired in settlement of loans	(45,523)	(57,991)
Less: Write-downs and net loss on sales charged to expense	(3,921)	(21,787)
Real estate acquired in settlement of loans, end of period	$28,353	$62,796
At December 31, 2013, 13 assets with a net carrying amount of $5.0 million were under contract for sale and are primarily expected to close during the first quarter of 2014. Estimated losses on these sales have been recognized in the Consolidated Statements of Operations for 2013. At December 31, 2012, 35 assets with a net carrying amount of $22.0 million were under contract for sale. The sale of these assets closed during the first and second quarter of 2013. Estimated losses on these sales were recognized in the Consolidated Statements of Operations for 2012.

9. Accumulated Other Comprehensive Income

The following table presents the changes in our accumulated other comprehensive income (loss), net of tax, by component for the period indicated:

(Dollars in thousands)	Unrealized Gains (Losses) on Available-For-Sale Securities	Defined Benefit Plan Items	Total

Beginning balance January 1, 2013	$3,650	$(3,973)	$(323)
Other comprehensive income (loss) before reclassifications	(16,447)	1,031	(15,416)
Amounts reclassified from accumulated other comprehensive income	(1,679)	(187)	(1,866)
Net current period other comprehensive income	(18,126)	844	(17,282)
Ending balance December 31, 2013	$(14,476)	$(3,129)	$(17,605)

The following table presents the reclassifications out of our accumulated other comprehensive income (loss) for the year ended December 31, 2013:

(Dollars in thousands)	Amount Reclassified from AOCI
	Year Ended December 31, 2013	Line Item in the Consolidated Statement of Operations
Available-for-sale securities:
Net realized gains on sale of securities	$(2,772)	Securities gains, net
Income tax expense	1,093	Income tax expense
Total, net of tax	(1,679)

Defined benefit plan items:
Net actuarial gains	(302)	Personnel expense
Income tax expense	115	Income tax expense
Total, net of tax	(187)
Total reclassifications for the period	$(1,866)

10. Commitments and Contingencies
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
COB leases certain facilities and equipment for use in its business. The lease for facilities generally runs for periods of 5 to 10 years with various renewal options, while leases for equipment generally have terms not in excess of 5 years. The majority of the leases for facilities contain rental escalation clauses tied to changes in price indices. Certain real property leases contain purchase options. Management expects that most leases will be renewed or replaced with new leases in the normal course of business.

Future obligations at December 31, 2013 for minimum rentals under non-cancelable operating lease commitments, primarily relating to premises, are as follows:

(dollars in thousands)
Year ending December 31,
2014	$1,715
2015	1,579
2016	1,449
2017	1,336
2018	993
Thereafter	8,843
Total lease commitments	$15,915
Net rental expense for all operating leases amounted to $2.2 million, $2.2 million, and $1.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

11. Income Taxes
The components of income tax expense for the years ended December 31 are as follows:

(dollars in thousands)	2013	2012	2011
Current:
Federal	$—	$—	$—
State	—	—	—
Total current taxes	—	—	—
Deferred
Federal	21,030	(13,709)	(43,001)
State	14,655	(2,722)	(8,657)
Total deferred taxes	35,685	(16,431)	(51,658)
Increase (decrease) in valuation allowance	(34,359)	15,392	52,299
Total income tax (benefit) expense - continuing operations	$1,326	$(1,039)	$641
A reconciliation of income tax expense computed at the statutory federal income tax rate to actual income tax expense is presented in the following table as of December 31:

(dollars in thousands)
	2013	2012	2011
Amount of tax computed using Federal statutory tax rate of 35% in all years	$(55)	$(14,365)	$(45,807)
Increases (decreases) resulting from effects of:
Non-taxable income	(88)	(169)	(196)
State income taxes, net of federal benefit	9,526	(1,769)	(5,627)
Valuation allowance on deferred tax assets	(34,359)	15,392	52,299
Reduction of deferred tax assets at Granite	28,293	—	—
Other	(1,991)	(128)	(28)
Total income tax (benefit) expense - continuing operations	$1,326	$(1,039)	$641
Deferred taxes are provided using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Excluding unrealized losses on available-for-sale securities, COB has recorded a 100% deferred tax valuation allowance related to various temporary differences, principally consisting of the provision for loan losses and its net operating loss carryforwards.
As of December 31, 2013 and December 31, 2012, net deferred income tax assets totaling $10.2 million and $0.8 million, respectively, are recorded on COB’s balance sheet. No valuation allowance is recorded for unrealized losses on investment securities because it is not more likely than not that COB will have to sell these securities at a loss.

The components of deferred tax assets and liabilities and the tax effect of each are as follows:

(dollars in thousands)	December 31, 2013	December 31, 2012
Deferred tax assets:
Allowance for loan losses	$10,364	$11,754
Net operating loss	135,050	145,472
Compensation and benefit plans	995	805
Fair value basis on securities	918	1,199
Fair value basis of loans	(951)	9,742
Fair value basis on deposits	—	187
Pension and other post-retirement benefits	1,080	2,754
Other real estate owned	4,091	16,649
Gross unrealized securities losses	10,215	838
Interest on nonperforming loans	1,339	1,382
Other	529	812
Subtotal deferred tax assets	163,630	191,594
Less: Valuation allowance	(148,043)	(182,402)
Total deferred tax assets	15,587	9,192
Deferred tax liabilities:
Core deposit intangible	2,051	2,673
Depreciable basis of premises and equipment	495	721
Net deferred loan fees and costs	1,077	1,010
Gross unrealized securities gains	1,249	3,220
SAB 109 valuation	—	2
Other	500	728
Total deferred tax liabilities	5,372	8,354
Net deferred tax assets	$10,215	$838

Under GAAP, COB is not required to provide a deferred tax liability for the tax effect of additions to the tax bad debt reserve through 1987, the base year. Retained earnings at December 31, 2013 include approximately $5.0 million for which no provision for federal income tax has been made. These amounts represent allocations of income to bad debt deductions for tax purposes only. Reductions of such amounts for purposes other than bad debt losses could create income for tax purposes in certain remote instances, which would then be subject to the then current corporate income tax rate.
The Merger was considered a change in control for Granite Corp. under Internal Revenue Code Section 382 and the Regulations, thereunder. Accordingly, we are required to evaluate potential limitation or deferral of its ability to carryforward pre-acquisition net operating losses and to determine the amount of net unrealized built-in losses (“NUBIL”), which may be subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, NUBIL realized within 5 years of the change in control are subject to potential limitation, which for us is October 20, 2016. Through that date, we will continue to analyze our ability to utilize such losses to offset anticipated future taxable income, however, this estimate will not be known until the five-year recognition period expires. Losses limited under these provisions are generally limited to a carryforward period of 20 years, subject to the annual limitation and expire if not used by the end of that period. During 2013, COB reduced its deferred tax asset by $28.3 million based on its inability to use the Granite Corp. net operating losses and built in losses that are limited due to the change in ownership that occurred at acquisition. The net reduction in DTA is offset by a corresponding reduction in the valuation allowance. The Company believes the remaining DTA of $2.9 million related to NOL carryforwards from Granite Corp. will be realized on a go forward basis.

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

12. Deposits
The following table summarizes deposit composition at the dates indicated.

(dollars in thousands)	December 31, 2013	% of Total	December 31, 2012	% of Total
Noninterest-bearing demand deposits	$290,461	16.61%	$251,235	13.17%
Interest-bearing demand deposits	347,791	19.89%	362,406	19.00%
Savings deposits	80,507	4.60%	74,436	3.90%
Money market deposits	447,672	25.60%	455,734	23.90%
Brokered deposits	29,219	1.67%	55,590	2.92%
Time deposits less than $100,000	323,660	18.51%	417,421	21.89%
Time deposits $100,000 or more	229,395	13.12%	290,166	15.22%
Total deposits	$1,748,705	100.00%	$1,906,988	100.00%
The aggregate amount of jumbo certificates of deposit, which includes no brokered deposits and have minimum denominations of $100,000, was approximately $229.4 million and $290.2 million in 2013 and 2012, respectively.
At December 31, 2013 and December 31, 2012, $0.4 million of overdrawn transaction deposit accounts were reclassified to loans.
The accompanying table presents the scheduled maturities of time and brokered deposits at December 31, 2013.

(dollars in thousands)
Year ending December 31,
2014	$365,629
2015	118,257
2016	49,622
2017	38,723
2018	10,043
Thereafter	—
Total time deposits	$582,274
Interest expense on time deposits of $100,000 or more amounted to $2.6 million in 2013, $5.0 million in 2012 and $6.1 million in 2011.
13. Short-Term Borrowings and Long-Term Debt
The following table stratifies COB’s borrowings as short-term and long-term at the periods indicated.

	December 31,
(dollars in thousands)	2013		2012
	Balance	Rate	Balance	Rate
Short-term borrowings:
Retail customer repurchase agreements	$6,917	0.21%	$8,675	0.19%
Total short-term borrowings	$6,917		$8,675
Long-term debt:
Federal Home Loan Bank advances	$73,283	1.80	$58,328	2.62
Long-term notes payable	5,263	1.41	—	—
Junior subordinated debt	56,702	1.77	56,702	1.83
Total long-term debt	$135,248		$115,030

Retail Repurchase Agreements and Federal Funds Purchased
Funds are borrowed on an overnight basis through retail repurchase agreements with bank customers and federal funds purchased from other financial institutions. Retail repurchase agreement borrowings are collateralized by securities of the U.S. Treasury and U.S. Government agencies and corporations.
At December 31, 2013, the Bank had no borrowings at the Federal Reserve Bank.
Information concerning retail repurchase agreements and federal funds purchased is as follows:

(dollars in thousands)	2013	2012	2011
	Retail Repurchase Agreements	Retail Repurchase Agreements	Retail Repurchase Agreements
Balance at December 31	$6,917	$8,675	$8,838
Average balance during the year	9,852	9,861	8,973
Maximum month end balance	13,064	12,720	10,917
Weighted average interest rate:
At December 31	0.21%	0.19%	0.42%
During the year	0.21	0.29	0.58
Federal Home Loan Bank (“FHLB”) Advances
At December 31, 2013, the Bank had an available borrowing capacity of $31.8 million and access to additional borrowings of $301.8 million by pledging additional collateral with the FHLB. At December 31, 2013, outstanding FHLB advances under the current line amounted to $73.3 million and were at interest rates ranging from 0.93% to 6.15%. These borrowings are secured by collateral on qualifying mortgage loans and, as required, by other qualifying collateral. At December 31, 2012, FHLB advances amounted to $58.3 million and were at interest rates ranging from 2.33% to 6.15%.
At December 31, 2013, the scheduled maturities of FHLB advances payable over the next five years and thereafter, certain of which are convertible to a variable rate at the option of the FHLB before scheduled maturity, are as follows:

(dollars in thousands)
Twelve Months Ended December 31,
2014	$5,000
2015	3,000
2016	5,000
2017	5,000
2018	5,283
2019 and thereafter	50,000
Total FHLB advances	$73,283

Long-term debt included of the following advances from the FHLB at the periods indicated.

(dollars in thousands)
		December 31,
Maturity	Interest Rate	2013	2012
December 29, 2014	3.3125%	$5,000	$5,000
September 8, 2015	3.7100%	3,000	3,000
September 27, 2016	0.9300%	5,000	—
September 27, 2017	1.4200%	5,000	—
March 19, 2018	2.8100%	—	10,000
July 16, 2018	2.4300%	—	20,000
July 18, 2018	2.3300%	—	20,000
August 27, 2018	6.1500%	283	328
September 27, 2018	1.8400%	5,000	—
June 15, 2020	1.6247%	50,000	—
		$73,283	$58,328

During the second quarter of 2013 we restructured $50 million of Federal Home Loan Bank advances from fixed rate to floating rate, which we expect to further reduce interest costs. The restructured advances, per ASC 470-50 "Debt - Modifications and Extinguishments," are not substantially different than the prior advances so there was no debt extinguishment.
Subordinated Debt
On October 21, 2011, as part of the Recapitalization, the Bank settled $2.5 million aggregate principal amount of subordinated debt outstanding and held by SunTrust Bank for cash in an amount equal to the sum of 35% of the principal amount thereof plus 100% of the unpaid and accrued interest thereon as of the closing date. The Bank recognized a gain of approximately $1.6 million as part of the settlement. During 2010, we converted $7.5 million of subordinated debt into $7.5 million of nonvoting, nonconvertible, nonredeemable cumulative preferred stock, and converted an additional $5.0 million during the first quarter of 2011. On October 21, 2011, the Bank repurchased from SunTrust the shares of nonvoting, nonconvertible, nonredeemable cumulative preferred stock of the Bank held by SunTrust and having an aggregate liquidation preference of $12.5 million for cash in an amount equal to the sum of 25% of the aggregate liquidation preference plus 100% of the unpaid and accrued dividends thereon as of the closing date. The Bank recorded an increase in retained earnings of approximately $9.4 million in connection with this settlement. Thus, as of October 21, 2011, the Bank no longer had any outstanding subordinated debt.
Long-term Notes Payable
The amount reported as long-term notes payable consists of a note, secured by Bank stock, payable to Howe Barnes Hoefer & Arnett, Inc. ("Howe Barnes") in connection with the settlement of legal proceedings between Howe Barnes and the Bank. The note bears an imputed interest rate of 1.41% and matures in 2016.
Junior Subordinated Deferrable Interest Debentures
COB has Junior Subordinated Deferrable Interest Debentures or Junior Subordinated Debentures outstanding. Two issues of Junior Subordinated Debentures resulted from funds invested from the sale of trust preferred securities by FNB United Statutory Trust I (“FNB Trust I”) and by FNB United Statutory Trust II (“FNB Trust II”), which are owned by COB. Two additional issues of Junior Subordinated Debentures were acquired on April 28, 2006 as a result of COB’s merger with Integrity Financial Corporation. These acquired issues resulted from funds invested from the sale of trust preferred securities by Catawba Valley Capital Trust I (“Catawba Trust I”) and by Catawba Valley Capital Trust II (“Catawba Trust II”), which were owned by Integrity and acquired by COB in the merger. COB initiated the redemption of the securities issued by Catawba Valley Trust I as of December 30, 2007 and that trust was subsequently dissolved.
COB fully and unconditionally guarantees the preferred securities issued by each trust through the combined operation of the debentures and other related documents. Obligations under these guarantees are unsecured and subordinate to senior and subordinated indebtedness of COB. The preferred securities qualify as Tier 1 and Tier 2 capital for regulatory capital purposes.
During the second quarter of 2010, COB suspended payment of interest on junior subordinated debt for liquidity purposes. The associated interest expense on junior subordinated debt has been fully accrued and is included in the Consolidated Statements of Operations. Payment of this interest was made in connection with the Recapitalization in order to be able to redeem the

CommunityOne preferred stock issued to SunTrust Bank, described above. COB again suspended payment of interest on the Junior Subordinated Debentures as of the first quarter 2012.
Information concerning the Junior Subordinated Debentures is as follows at the periods indicated.

(dollars in thousands)		Commencement
	Stated	of Early	As of December 31,
	Maturity	Redemption	2013		2012
Issuer	Date	Period	Principal	Unpaid Interest	Principal	Unpaid Interest	Interest Rate
FNB Trust I	12/15/2035	12/15/2010	$20,619	$753	$20,619	$403	3 month LIBOR + 1.37% = 1.616% at 12/31/13
FNB Trust II	6/30/2036	6/30/2011	30,928	1,078	30,928	567	3 month LIBOR + 1.32% = 1.566% at 12/31/13
Catawba Trust II	12/30/2032	12/30/2007	5,155	404	5,155	204	3 month LIBOR + 3.35% = 3.596% at 12/31/13
Total Junior Subordinated Debentures			$56,702	$2,235	$56,702	$1,174

14. Employee Benefit Plans
Pension Plan
COB maintains a defined benefit pension plan. In September 2006, the Board of Directors of COB approved a modified freeze to the pension plan. Effective December 31, 2006, no new employees were eligible to enter the plan. Participants who were at least age 40, had earned 10 years of vesting service as an employee of COB and remained an active employee as of December 31, 2006 qualified for a grandfathering provision. In November 2010, COB’s Board of Directors approved an additional amendment to the plan which ceased participant benefit accruals as of December 31, 2010. The retirement benefits of all other participants in the pension plan were frozen as of December 31, 2006.
Benefits are based on the employee's compensation, years of service and age at retirement. COB's funding policy is to contribute annually to the plan an amount which is not less than the minimum amount required by the Employee Retirement Income Security Act of 1974 and not more than the maximum amount deductible for income tax purposes.

The following table sets forth the plan’s change in benefit obligation, plan assets and the funded status of the pension plan, using a December 31 measurement date, and amounts recognized in the consolidated statements as of December 31:

(dollars in thousands)
	2013	2012
Change in Benefit Obligation
Benefit obligation at beginning of year	$15,342	$14,597
Service cost	—	—
Interest cost	646	668
Net actuarial (gain) loss	(1,219)	758
Benefits paid	(804)	(681)
Benefit obligation at end of year	$13,965	$15,342
Change in Plan Assets
Fair value of plan assets at beginning of year	$12,370	$9,234
Actual return on plan assets	1,265	1,017
Employer contributions	—	2,800
Benefits paid	(804)	(681)
Fair value of plan assets at December 31	$12,831	$12,370
Funded Status at End of Year	$(1,134)	$(2,972)
Amounts Recognized in the Consolidated Balance Sheets
Other Liabilities	$(1,134)	$(2,972)
Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss	$5,223	$7,312
Net amount recognized	$5,223	$7,312
Weighted-Average Allocation of Plan Assets at End of Year
Equity securities	65%	62%
Debt securities	35	36
Cash and cash equivalents	—	2
Fixed income funds	—	—
Total	100%	100%
Weighted-Average Plan Assumptions at End of Year
Discount rate	5.10%	4.25%
Expected long-term rate of return on plan assets	8.00%	8.00%
Rate of increase in compensation levels	5.50%	5.50%
The expected long-term rate of return on plan assets considers the portfolio as a whole and not on the sum of the returns on individual asset categories.

Components of net periodic pension cost (income) and other amounts recognized in other comprehensive income are as follows:

(dollars in thousands)	2013	2012	2011
Net Periodic Pension Cost (Income)
Service cost	$—	$—	$—
Interest cost	646	668	712
Expected return on plan assets	(958)	(804)	(690)
Amortization of prior service cost	—	—	—
Amortization of net actuarial loss	562	524	411
Total pension cost	$250	$388	$433
Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income:
Net actuarial loss (gain)	$(2,089)	$22	$1,897
Amortization of prior service credit	—	—	—
Total recognized in other comprehensive loss (income)	(2,089)	22	1,897
Total Recognized in Net Periodic Pension Cost and Other Comprehensive Loss	$(1,839)	$410	$2,330
The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income/(loss) into net periodic pension cost over the next year are approximately $0.4 million and $0, respectively.
COB’s investment policies and strategies for the pension plan use a target allocation for equity and for debt securities based on the funding status of the plan. The investment goals attempt to maximize returns while remaining within specific risk management policies. While the risk management policies permit investment in specific debt and equity securities, a significant percentage of total plan assets are maintained in mutual funds, approximately 99.7% at December 31, 2013, to assist in investment diversification. Generally the investments are readily marketable and can be sold to fund benefit payment obligations as they become payable.
The following table provides the fair values of investments held in the pension plan by major asset category:
December 31, 2013

(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$8,321	$8,321	$—
Debt securities	4,473	4,473	—
Other	37	37	—
Total fair value of pension assets	$12,831	$12,831	$—
December 31, 2012

(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$7,752	$7,752	$—
Debt securities	4,429	4,429	—
Other	189	189	—
Total fair value of pension assets	$12,370	$12,370	$—

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

In 2013, COB contributed $0 to its pension plan. COB expects to contribute $150 thousand to its pension plan in 2014. However, the assets of the COB Employees Pension Plan are less in value than the present value of the accrued benefits (vested and unvested) of the participants in the Pension Plan on a termination and projected benefit obligation basis.
The estimated benefit payments for each year ending December 31 from 2014 through 2018 are as follows: $0.8 million in 2014, $0.8 million in 2015, $0.9 million in 2016, $0.9 million in 2017 and $0.9 million in 2018. The estimated benefit payments to be paid in the aggregate for the five year period from 2019 through 2023 are $4.5 million. The estimated benefit payments are based on the same assumptions used to measure the benefit obligation at December 31, 2013 and include estimated future employee service.
Supplemental Executive Retirement Plans
COB has maintained three noncontributory, nonqualified supplemental executive retirement plans (“SERPs”), covering certain executive employees.
Annual benefits payable under the first of these SERPs are based on factors similar to those for the pension plan, with offsets related to amounts payable under the pension plan and social security benefits. SERP costs, which are actuarially determined using the projected unit credit method and recorded on an unfunded basis, are charged to current operations and credited to a liability account on the consolidated balance sheet. In 2010, the Board of Directors approved an amendment to the plan which stopped additional benefit accrual under the SERP after December 31, 2010. This action did not impact a participant's vested or accrued benefit in the plan. In September, 2012 the Board of Directors approved an amendment to terminate the Plan. The amendment provides for lump sum cash distributions of participant benefits in accordance with Internal Revenue Code Section 409A. These payments were made in 2013 and there are no further obligations under this SERP.

In connection with the acquisition by COB of Carolina Fincorp, Inc. in 2000, CommunityOne assumed the obligations of Richmond Savings Bank, Inc., SSB under its Nonqualified Supplemental Retirement Plan. There was one retired executive covered under this plan, who was entitled to a retirement benefit of $30,000 per year payable for 10 years. Benefit payments began in 2012. In September, 2012 the Board of Directors approved an amendment to terminate the Plan. The amendment provided for a lump sum cash distribution of the participant benefit in accordance with Internal Revenue Code Section 409A. These payments were made during 2013 and there are no future obligations under this SERP.
As a result of the acquisition of Integrity Financial Corporation in 2006, CommunityOne assumed the obligations of a nonqualifying deferred compensation plan for the former president of Integrity. Under the plan provisions, benefit payments began in 2006 and are payable for 10 years. During 2013, 2012 and 2011, provisions of $17,000, $39,000, and $49,000 respectively, were expensed for future benefits to be provided under this plan. The total liability under this plan was $0.3 million at December 31, 2013 and $0.4 million at December 31, 2012, respectively, and is included in other liabilities in the accompanying consolidated balance sheets. Payments amounting to $78,000 in 2013, $80,000 in 2012 and $76,000 in 2011 were made under the provisions of this SERP.

The following table sets forth the change in benefit obligation, plan assets and the funded status of the three SERPs, using a December 31 measurement date, and amounts recognized in the consolidated statements as of December 31:

(dollars in thousands)
	2013	2012
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,345	$1,980
Service cost	—	—
Interest cost	84	107
Amendments to plan	—	—
Net actuarial loss (gain)	(13)	(457)
Benefits paid	(1,153)	(285)
Benefit obligation at end of year	$263	$1,345
Change in Plan Assets
Employer contributions	$1,153	$285
Benefits paid	(1,153)	(285)
Fair value of plan assets at end of year	$—	$—
Funded Status at December 31	$(263)	$(1,345)
Amounts Recognized in the Consolidated Balance Sheets
Other Liabilities	$263	$1,345
Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial gain	$—	$(1,002)
Prior service cost	—	155
Net amount recognized	$—	$(847)
Weighted-Average Plan Assumption at End of Year:
Discount rate	7.00%	7.00%

The increase in the assumed discount rate is the result of COB's decision to terminate the SERP plan and pay out the remaining balance in 2013.
Components of net periodic SERP cost and other amounts recognized in other comprehensive loss are as follows:

(dollars in thousands)	2013	2012	2011
Net Periodic SERP Cost
Service cost	$—	$—	$—
Interest cost	84	107	137
Amortization of prior service cost	155	31	48
Amortization of net actuarial gain	(1,015)	(48)	(108)
Net periodic SERP cost	$(776)	$90	$77
Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income
Net actuarial loss (gain)	$1,002	$(409)	$168
Amortization of prior service credit	(155)	(31)	(48)
Total recognized in other comprehensive loss (income)	847	(440)	120
Total Recognized in Net Periodic SERP (Income) Cost and Other Comprehensive Income (Loss)	$71	$(350)	$197
The estimated net (gain) loss and prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic SERP cost over the next year are approximately $0 and $0 respectively.
The remaining SERP is an unfunded plan. Consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.

Other Postretirement Defined Benefit Plans
COB has maintained a postretirement benefit plan, which provides medical and life insurance benefits to retirees who obtained certain age and service requirements. The medical plan is contributory, with retiree contributions adjusted whenever medical insurance rates change. The life insurance plan is noncontributory.
In conjunction with the modified freeze of the pension plan, the postretirement medical and life insurance plan was also amended. Effective December 31, 2006, no new employees are eligible to enter the postretirement medical and life insurance plan. Participants who were at least age 40, had earned 10 years of vesting service as an employee of COB and remained an active employee as of December 31, 2006 qualified for a grandfathering provision. In November 2010, COB’s Board of Directors approved an additional amendment to the plan which ceased participant benefit accruals as of December 31, 2010.
The following table sets forth the plans change in benefit obligation, plan assets and the funded status of the postretirement plans, using a December 31 measurement date, and amounts recognized in the consolidated statements as of December 31:

(dollars in thousands)
	2013	2012
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,377	$1,459
Service cost	—	—
Interest cost	57	63
Net actuarial (gain) loss	(223)	(84)
Plan participant contributions	81	79
Benefits paid	(154)	(140)
Benefit obligation at end of year	$1,138	$1,377
Change in Plan Assets
Employer contributions	$73	$61
Plan participant contributions	81	79
Benefits paid	(154)	(140)
Fair value of plan assets at end of year	$—	$—
Funded Status at December 31	$(1,138)	$(1,377)
Amounts Recognized in the Consolidated Balance Sheets
Other Liabilities	$1,138	$1,377
Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial loss	$(138)	$86
Prior service credit	(16)	(21)
Net amount recognized	$(154)	$65
Weighted-Average Plan Assumption at End of Year:
Discount rate	5.10%	4.25%
Increasing or decreasing the assumed medical cost trend rate by one percentage point would not have a significant effect on either the postretirement benefit obligation at December 31, 2013 or the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2013.

Components of net postretirement benefit cost and other amounts recognized in other comprehensive income are as follows:

(dollars in thousands)	2013	2012	2011
Net Periodic Postretirement Benefit Cost
Service cost	$—	$—	$—
Interest cost	57	63	74
Amortization of prior service credit	(4)	(4)	(4)
Amortization of net actuarial loss	—	—	—
Net periodic postretirement benefit cost	$53	$59	$70
Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income
Net actuarial (gain) loss	$(223)	$(84)	$(223)
Amortization of prior service cost	4	4	4
Total recognized in other comprehensive (income) loss	(219)	(80)	(219)
Total Recognized in Net Periodic Postretirement Benefit Cost and Other Comprehensive (Income) Loss	$(166)	$(21)	$(149)
The estimated net (gain) loss and prior service credit that will be amortized from accumulated other comprehensive income/(loss) into net periodic postretirement benefit cost over the next year are $(4,000) and $(4,200).
The postretirement medical and life insurance plans are unfunded plans. Consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.
The estimated benefit payments for each year ending December 31 from 2014 through 2018 are as follows: $65,000 in 2014, $68,000 in 2015, $68,000 in 2016, $69,000 in 2017 and $70,000 in 2018. The estimated benefit payments to be paid in the aggregate for the five year period from 2019 through 2023 are $0.4 million. The estimated benefit payments are based on the same assumptions used to measure the benefit obligation at December 31, 2013 and include estimated future employee service.
Matching Retirement/Savings Plan
COB has a matching retirement/savings plan which permits eligible employees to make contributions to the plan up to a specified percentage of compensation as defined by the plan. A portion of the employee contributions are matched by COB based on the plan formula, which is $0.50 for each dollar on the first 6% of eligible pay deferred by the employee under the plan. Additionally, commencing in 2007, COB on a discretionary basis may make an annual contribution up to a specified percentage of compensation as defined by the plan to the account of each eligible employee. COB did not make a discretionary contribution in 2013, 2012 or 2011. The matching and discretionary contributions amounted to $0.5 million in 2013, $0.6 million in 2012, and $0.4 million in 2011.
Granite sponsored a tax-qualified profit-sharing and savings retirement plan covering substantially all Granite employees. Contributions to the plan were made at the discretion of the Board of Directors but were not permitted to exceed the maximum amount allowable for federal income tax purposes. There were no Company contributions made for the years ended December 31, 2013 and 2012. The plan permits eligible employees to make contributions to the plan up to a specified percentage of compensation as defined by the plan. Effective January 1, 2012, the plan was amended to provide a match on a portion of the employee contributions. The match is based on the plan formula, which is $0.50 for each dollar on the first 6% of eligible pay deferred by the employee under the plan. During July 2012, Granite's plan and COB's plan were merged together into an amended and restated CommunityOne 401(k) plan.
Granite sponsored a non-tax qualified profit-sharing supplemental executive retirement plan for certain executive officers, which allowed Granite to supplement the level of the executive officers' retirement incomes over that which is obtainable through the tax-qualified profit-sharing retirement plan sponsored by Granite. There was no expense for the years ended December 31, 2013 and 2012.  The plan was terminated in October, 2011 and two remaining balances were paid out in 2012. There are no future obligations under this plan.

15. CommunityOne Bancorp (Parent Company)
The parent company’s principal asset is its investments in its bank subsidiary, the Bank.
The condensed financial position as of December 31, 2013 and 2012, and the condensed results of operations and cash flows for each of the years in the three-year period ended December 31, 2013 of COB, parent company only, are presented below.

(dollars in thousands)
	2013	2012
Condensed Balance Sheets
Assets:
Cash	$637	$606
Investment in subsidiaries	143,683	161,007
Other assets	505	81
Total Assets	$144,825	$161,694
Liabilities and shareholders’ equity:
Accrued liabilities	$7,762	$6,547
Borrowed funds	56,702	56,702
Shareholders’ equity	80,361	98,445
Total Shareholders’ Equity and Liabilities	$144,825	$161,694

	2013	2012	2011
Condensed Statements of Operations
Noninterest income	$31	$34	$32
Interest expense	(1,092)	(1,157)	(1,072)
Noninterest expense	(742)	(970)	(3,351)
Loss before tax (benefit) expense	(1,803)	(2,093)	(4,391)
Income tax expense (benefit)	—	(311)	723
Loss before equity in undistributed net loss of subsidiaries	(1,803)	(1,782)	(5,114)
Equity in undistributed net loss of subsidiaries	320	(38,223)	(132,200)
Net loss	(1,483)	(40,005)	(137,314)
Preferred stock gain on retirement, net of accretion, and dividends	—	—	44,592
Net Loss to Common Shareholders	$(1,483)	$(40,005)	$(92,722)

Condensed Statements of Cash Flows
Cash flows from operating activities
Net Loss	$(1,483)	$(40,005)	$(137,314)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net loss of subsidiaries	(320)	38,223	132,200
Other, net	1,153	503	6,638
Net cash provided by (used in) operating activities	(650)	(1,279)	1,524
Cash flows from investing activities
Downstream cash investment in subsidiary	—	(6,709)	(287,711)
Net cash used in investing activities	—	(6,709)	(287,711)
Cash flows from financing activities
Proceeds from issuance of common stock		6,694	289,571
Cash dividends paid on preferred stock	—	—	(756)
Other	681	(908)	—
Net cash provided by (used in) financing activities	681	5,786	288,815
Net increase (decrease) in cash	31	(2,202)	2,628
Cash at beginning of period	606	2,808	180
Cash at end of period	$637	$606	$2,808

16. Capital Matters
COB and the Bank are required to comply with capital adequacy requirements established by the federal banking agencies. Failure to meet these minimum capital requirements can initiate certain mandatory – and possible additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on COB’s and the Bank's financial statements. Under the capital adequacy guidelines, COB and the bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. COB and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors. In addition, the prompt corrective action provisions of federal law require the federal banking agencies to take action to resolve problems of insured depository institutions such as the Bank as their capital levels decrease.
The Bank had been subject to a Consent Order with the OCC, dated July 22, 2010, which was terminated by the OCC effective June 10, 2013. However, the Bank has continuing obligations to, among other things, adhere to its 2013 Business Plan for which the Bank has obtained supervisory non-objection from the OCC, including maintaining the capital ratios contained in the Plan, and continues to have restrictions on its ability to pay dividends. Likewise, the Written Agreement between COB and the FRBR dated October 21, 2010 was terminated effective November 7, 2013; however, COB remains obligated to make sure the Bank adheres to its Business Plan. COB also remains obligated to not declare or pay any dividends or make any payments on its trust preferred securities or incur, increase or guarantee additional debt without prior written approval of the FRBR. The Bank is in compliance with its Business Plan and COB is in compliance with the obligations described above.
Quantitative measures established by regulation to ensure capital adequacy require each bank to maintain minimum amounts and ratios (set forth in the accompanying table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). The minimum capital requirements to be characterized as “well-capitalized” and “adequately capitalized,” as defined by the prompt corrective action provision of federal law and CommunityOne’s capital ratios as of December 31, 2013 are noted in the following table. At December 31, 2013 CommunityOne Bank was designated as “well capitalized.”

			Minimum Regulatory Requirement to be Well Capitalized
(dollars in thousands)	Actual		For Capital Adequacy Purposes		Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total Capital (to Risk Weighted Assets)
Consolidated	$159,146	12.62%	$100,859	8.00%	N/A
CommunityOne Bank, N.A.	166,152	13.20	100,713	8.00	$125,891	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	119,499	9.48	$50,429	N/A	N/A
CommunityOne Bank, N.A.	150,274	11.94	50,356	4.00	$75,534	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	119,499	5.96	$80,220	N/A	N/A
CommunityOne Bank, N.A.	150,274	7.49	80,204	4.00	$100,256	5.00%

December 31, 2012
Total Capital (to Risk Weighted Assets)
Consolidated	$158,993	12.34%	$103,051	8.00%	N/A
CommunityOne Bank, N.A.	103,976	11.40	72,997	8.00	$91,247	10.00%
Bank of Granite	60,896	16.30	29,893	8.00	37,366	10.00
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	119,242	9.26	51,525	—	N/A
CommunityOne Bank, N.A.	92,418	10.13	36,499	4.00	$54,748	6.00%
Bank of Granite	56,209	15.04	14,946	4.00	22,420	6.00
Tier 1 Capital (to Average Assets)
Consolidated	119,242	5.45	87,567	—	N/A
CommunityOne Bank, N.A.	92,418	6.17	59,909	4.00	$74,886	5.00%
Bank of Granite	56,209	8.12	27,675	4.00	34,594	5.00

17. Shareholders’ Equity
Earnings per Share
COB filed articles of amendment to its articles of incorporation on October 31, 2011 to effect a one-for-one hundred reverse stock split (the “Reverse Stock Split”) of its common stock. The amendment became effective following the close of trading on October 31, 2011. A purpose of the Reverse Stock Split is to increase the per share trading price of COB's common stock to satisfy the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market. As a result of the Reverse Stock Split, every 100 shares of COB's common stock issued and outstanding prior to the opening of trading on November 1, 2011 were consolidated into one issued and outstanding share. No fractional shares were issued as a result of the Reverse Stock Split. Instead, any fractional share resulting from the Reverse Stock Split was rounded up to the next largest whole share. All share and per share amounts have been retroactively adjusted in the financial statements and footnotes to account for the impact of the Reverse Stock Split.
Basic net loss per share, or basic earnings (loss) per share (“EPS”), is computed by dividing net loss to common shareholders by the weighted average number of common shares outstanding for the period.
During the years ended December 31, 2013 and December 31, 2012, COB had no preferred stock outstanding. During the year ended December 31, 2011, and in order the complete the Recapitalization, COB paid dividends and deferred interest of approximately $4.5 million on Series A preferred stock, in addition to the $0.6 million accretion of the discount on the preferred stock. At December 31, 2013 and December 31, 2012, COB had no unpaid cumulative dividends.
The following table represents the impact of preferred stock activity on the Consolidated Statement of Operations for the years ended December 31, 2013, 2012, and 2011:

(dollars in thousands)	December 31,
	2013	2012	2011
Gain on the retirement of Series A preferred stock	$—	$—	$38,625
Gain on retirement of Bank preferred stock	—	—	9,375
Total gain on the retirement of preferred stock	—	—	48,000
Dividends and accretion on Series A preferred stock	—	—	(2,652)
Dividends on Bank preferred stock	—	—	(756)
Total dividends on preferred stock	—	—	(3,408)
Preferred stock gain on retirement, net of accretion, and dividends	$—	$—	$44,592
Diluted EPS reflects the potential dilution that could occur if COB’s potential common stock, which consists of dilutive stock options and a common stock warrant held by the U.S. Treasury, were issued. As required for entities with complex capital structures, a dual presentation of basic and diluted EPS is included on the face of the income statement.
Due to a net loss for the twelve month periods ended December 31, 2013, 2012 and 2011; all stock options and the common stock warrant were considered antidilutive and thus are not included in this calculation. Additionally, for the periods ended December 31, 2013, December 31, 2012 and December 31, 2011, there were 22,713, 23,197 and 24,818 antidilutive shares, respectively. Of the antidilutive shares, the number of shares relating to stock options were 641 at December 31, 2013, 1,125 at December 31, 2012, and 2,746 at December 31, 2011. Average antidilutive shares relating to the common stock warrant were 22,072 for each of the three years. Because the exercise price exceeded the average market price for the periods discussed and because of the net loss, the stock options and common stock warrant were omitted from the calculation of diluted earnings per share for their respective periods.
Stock Based Compensation
For the years ended December 31, 2013, 2012 and 2011, COB had five share-based compensation plans in effect. The compensation expense charged against income for those plans was $653,000, $3,000, and $23,000, respectively, and the related income tax benefit was $250,000, $1,000 and $9,000, respectively.
On June 21, 2012, COB shareholders approved the FNB 2012 Incentive Plan. The 2012 Incentive Plan, which was intended to replace the 2003 plan, provides for the grant of stock options, restricted stock and other stock-based awards, as well as cash-based performance awards. An amended and restated Incentive Plan was approved by the shareholders on June 20, 2013. As amended, a total of 1,800,000 shares have been authorized for issuance under the 2012 Incentive Plan, and the maximum number of shares of COB common stock with respect to which an employee may be granted awards under the 2012 Incentive Plan during any calendar year period is 100,000 shares. On December 28, 2012, a total of 110,059 shares of long-term restricted stock were granted pursuant to the 2012 Incentive Plan to the top six officers of COB and during 2013, a total of 158,302 shares of restricted stock were issued to the same six officers, eight of the nine non-executive directors, and a larger group of employees pursuant to the same plan. In each case such shares were valued at the closing price of COB common stock on the grant date.
COB adopted stock compensation plans in 1993 and 2003 that allow for the granting of incentive and nonqualified stock options to key employees and directors. The 2003 stock compensation plan also allows for the granting of restricted stock. Under terms of both the 1993 and 2003 plans, options are granted at prices equal to the fair market value of the common stock on the date of grant. Options become exercisable after one year in equal, cumulative installments over a five-year period. No option shall expire later than ten years from the date of grant. No further grants can be made under the 1993 stock compensation plan after March 10, 2003. Based on the stock options outstanding at December 31, 2013, no shares of common stock have been reserved for issuance under the 1993 stock compensation plan. No shares of common stock has been reserved for issuance under the 2003 stock compensation plan. At December 31, 2013, there were no shares available under the 2003 plan for the granting of additional options or stock awards.
With the completion of the Merger, each outstanding option to purchase shares of Granite Corp. common stock, whether or not exercisable, was converted into options to purchase COB common stock. After adjusting for the Reverse Stock Split and rounding up to the nearest whole share, there were 78 stock options assumed from Granite Corp. All of those options expired during 2012, and none remain exercisable at December 31, 2013.
COB assumed three stock compensation plans in its acquisition of Integrity Financial Corporation in 2006. Qualified and nonqualified stock options are outstanding under these plans for grants issued from 1997 to 2004 to key employees and directors at a price equal to fair market value on the date of grant. No additional grants will be made under these plans. Based on the stock options outstanding at December 31, 2013, no shares of common stock have been reserved for issuance under these stock compensation plans.
The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based on the historical volatility of the COB’s common stock over approximately the previous 6 years, except for the options granted in 2013, which are based on the historical volatility of COB's common stock since July 1, 2012. The expected life of the options has historically been considered to be approximately 6 years. The expected dividend yield is based upon the current yield in effect at the date of grant. There were 54,060 options granted to employees during 2013 with a risk-free rate of 2.60%, a historical volatility of 29.60% and an expected dividend yield of 0%. The fair value of options granted during 2013 was $3.27. There were no stock options granted in 2012 or 2011, respectively.
The following is a summary of stock option activity:

	For the Years Ended December 31,
	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,125	$1,963.29	2,742	$1,821.79	3,658	$1,857.00
Granted	54,060	7.86	—	—	—	—
Assumed	—	—	—	—	78	267.53
Exercised	—	—	—	—	—	—
Forfeited or expired	(484)	2,156.98	(1,617)	1,723.34	(994)	1,829.09
Outstanding at end of year	54,701	29.06	1,125	1,963.29	2,742	1,821.79
Options exercisable at end of year	641	1,817.04	1,125	1,963.29	2,711	1,825.85
At December 31, 2013, information concerning stock options outstanding and exercisable is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$1 - $10	54,060	9.29	$7.86	—	—	$—
$1,350 - $1,620	181	1.15	1,440.74	181	1.15	1,440.74
$1,621 - $1,890	30	3.00	1,723.00	30	3.00	1,723.00
$1,891 - $2,160	430	0.96	1,982.00	430	0.96	1,982.00

In 2013, 2012 and 2011, there was no intrinsic value of options exercised, and the grant-date fair value of options vested was $0 in each of the three years. There were no options exercised in 2013.
The following is a summary of non-vested restricted stock activity:

	For the Years Ended December 31,
	2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	110,059	$11.13	4	$260.00
Granted	158,302	10.71	110,059	11.13
Vested	—	—	(4)	260.00
Forfeited or expired	—	—	—	—
Non-vested at end of year	268,361	$12.68	110,059	$11.13
The fair value of restricted stock vested in 2013, 2012 and 2011 was $0, $1,040, and $1,040 respectively.

On December 19, 2013, a total of 158,302 shares of restricted stock were granted by the COB Board of Directors to the same six officers, eight of the nine non-executive directors, and a larger group of employees. The awards to the six officers constituted long-term restricted stock, some of which were time vesting only, with 2/3rds of the stock vesting on the second anniversary of the date of grant and the final 1/3 vesting on the third anniversary of the date of grant, and a portion of which also require COB common stock to reach a certain stock price target. The awards to the directors constituted restricted stock, some of which were time vesting only, with 1/3 of the stock vesting on the first anniversary of the date of grant, the second 1/3 vesting on the second anniversary of the date of grant, and the final 1/3 vesting on the third anniversary of the date of grant, and a portion of which also require COB common stock to reach a certain stock price target. The awards to the larger group of employees vest over time, with 1/4 of the stock vesting on each of the first, second, third and fourth anniversary of the date of the grant. On December 28, 2012, a total of 110,059 shares of long-term restricted stock were granted by the COB Board of Directors to the top six officers of COB at the closing price of COB common stock on the grant date. Under the terms of the awards, 2/3rds of the restricted stock vests on the later of the lifting of the Consent Orders or the second anniversary of the date of grant and the final 1/3rd of the stock vesting on the later of the lifting of the Consent Order or the third anniversary of the date of grant. As indicated previously, all of the Consent Orders have been lifted.

As of December 31, 2013, unrecognized compensation cost related to non-vested share-based compensation arrangements granted under COB’s stock benefit plans totaled $2.5 million, which will be fully recognized by December 2016.
COB funds the option shares and restricted stock from authorized but unissued shares. COB does not typically purchase shares to fulfill the obligations of the stock benefit plans. COB’s policy does allow option holders under certain plans to exercise options with seasoned shares.
18. Off-Balance Sheet Arrangements
In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at December 31, 2013 are discussed below.
Commitments by the Bank to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2013, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $225.6 million. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements. COB evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.
The Bank issues, and Granite previously issued, standby letters of credit whereby each guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to standby letters of credit was $0.7 million at December 31, 2013 and $0.9 million at December 31, 2012.
The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. The fair value of these commitments was not considered material.
COB does not have any special purpose entities or other similar forms of off-balance sheet financing.

19. Derivatives and Financial Instruments
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
During the third quarter of 2011, the Bank terminated a $15.0 million interest swap at a gain of $0.9 million. This swap was used to hedge a FHLB advance that was terminated concurrently at a loss of $2.0 million. The gain on the swap and loss on the hedged item were netted in noninterest expense in the Consolidated Statements of Operations. The Bank is now under no additional obligations related to either this swap or the terminated FHLB advance. During the fourth quarter of 2011, the Bank terminated the remaining $30.0 million interest swaps at a gain of $0.8 million. This swap was used to hedge a FHLB advance that was terminated concurrently at a loss of $1.3 million. These swaps were used to convert fixed-rate FHLB advances to a floating interest rate. The gain on the swap and loss on the hedged item were netted in noninterest expense in the Consolidated Statements of Operations. The Bank is now under no additional obligations related to either the terminated swaps or the terminated FHLB advance. The net loss on the early termination of these advances was $1.6 million and is recorded as prepayment penalty on borrowings in the Consolidated Statements of Operations. There are no swaps hedging FHLB advances at December 31, 2013 or 2012.
Mortgage banking derivatives used in the ordinary course of business consist of mandatory forward sales contracts or forward contracts and rate lock loan commitments. The fair value of our derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants.
The table below provides data about the amount of gains and losses related to derivative instruments designated as hedges included in the “Accumulated other comprehensive loss” section of “Shareholders’ Equity” on the COB’s Consolidated Balance Sheets, and in “Other income” in the COB’s Consolidated Statements of Operations:

	Gain, Net of Tax Recognized in Income
	For Twelve months ended
(dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swap contracts - FHLB advances	—	—	819

During 2012, we began originating residential mortgage loans for sale in the secondary market. We have established guidelines in originating, selling loans to Fannie Mae, and retaining or selling the loan servicing rights. The commitments to borrowers to originate residential mortgage loans and the forward sales commitments to investors are freestanding derivative instruments. As such, they do not qualify for hedge accounting treatment, and the fair value adjustments for these instruments is recorded through the Consolidated Statements of Operations in mortgage loan income. The fair market value of mortgage banking derivatives at December 31, 2013 was recorded in the consolidated balance sheet in Other Assets.

	Gain (Loss) Recognized
	For Twelve Months Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Derivatives not designated as hedging instruments:
Mortgage loan rate lock commitments	$4	$152	55
Mortgage loan forward sales	(218)	52	(44)
Total	$(214)	$204	$11

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
The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

(dollars in thousands)	Gain/(Loss), Net of Tax Recognized in Income
	For the Twelve Months Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Derivatives not designated as hedging instruments:
Mortgage loan rate lock commitments (1)	$—	$—	$—
Mortgage loan forward sales and MBS (1)	—	—	(44)
Total	$—	$—	$(44)

(1)	Recognized in “Net loss from discontinued operations” in the Company’s Consolidated Statements of Operations.
Dover originated certain residential mortgage loans with the intention of selling these loans. Between the time that Dover entered into an interest rate lock or a commitment to originate a residential mortgage loan with a potential borrower and the time the closed loan is sold, COB was subject to variability in market prices related to these commitments. COB believed that it was prudent to limit the variability of expected proceeds from the future sales of these loans by entering into forward sales commitments and commitments to deliver loans into a mortgage-backed security. The commitments to originate residential mortgage loans and the forward sales commitments were freestanding derivative instruments. They did not qualify for hedge accounting treatment so their fair value adjustments were recorded through the income statement in income from mortgage loan sales.

20. Fair Values of Assets and Liabilities
We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, derivative assets and liabilities, certain FHLB advances hedged by interest rate swaps designated as fair value hedges, performing mortgage loans held for sale, and mortgage servicing rights are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets and liabilities on a nonrecurring basis, such as nonperforming loans held for sale, loans held for investment, impaired loans and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets or liabilities.
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
The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:
Investments Securities
Investment securities classified as available-for-sale are recorded at fair value on a recurring basis. Investment securities classified as held-to-maturity are recorded at amortized cost. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 may include asset-backed securities in less liquid markets.
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
Loans Held for Investment
We do not record loans held for investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as impaired, management determines the fair value of the loan to quantify impairment, should such exist. The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans. At December 31, 2013 and December 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. We record impaired loans as nonrecurring Level 3.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Assets and liabilities carried at fair value on a recurring basis at December 31, 2013 for continuing operations are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities:
U.S. government sponsored agencies	$2,077	$—	$2,077	$—
Residential mortgage-backed securities-GSE	341,147	—	341,147	—
Residential mortgage-backed securities-Private	20,752	—	20,752	—
Commercial mortgage-backed securities-GSE	21,439		21,439
Commercial mortgage-backed securities-Private	9,585	—	9,585	—
Business Development Company investment	2,737	2,737	—	—
Corporate notes	16,877	—	16,877	—
Total available-for-sale debt securities	414,614	2,737	411,877	—
Mortgage servicing rights	1,552	—	—	1,552
Total assets at fair value from continuing operations	$416,166	$2,737	$411,877	$1,552
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

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods indicated:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Servicing Rights
(dollars in thousands)	Twelve Months Ended December 31,
	2013	2012
Beginning balance at January 1,	$726	$—
Total gains or losses (realized/unrealized):
Included in earnings, gross	1,131	750
Less amortization	(305)	(24)
Balance, end of period	$1,552	$726

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

Assets measured at fair value on a nonrecurring basis are included in the following table at December 31, 2013 for continuing operations:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$2,038	$—	$—	$2,038
Other real estate owned	18,263	—	—	18,263
Total assets at fair value from continuing operations	$20,301	$—	$—	$20,301
Assets measured at fair value on a nonrecurring basis are included in the following table at December 31, 2012 for continuing operations:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$13,575	$—	$—	$13,575
Other real estate owned	48,480	—	—	48,480
Total assets at fair value from continuing operations	$62,055	$—	$—	$62,055
There are no assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2013 or December 31, 2012 for discontinued operations.
Quantitative Information about Level 3 Fair Value Measurements

(dollars in thousands)	Fair Value at December 31, 2013	Valuation Techniques	Unobservable Input	Range

Impaired loans, net	$2,038	Discounted appraisals	Collateral discounts	1.00% - 30.00%
Other real estate owned	18,263	Discounted appraisals	Collateral discounts	1.00% - 30.00%
Mortgage servicing rights	1,552	Discounted cash flows	Prepayment rate	10.00% - 25.00%
Mortgage servicing rights			Discount rate	6.00% - 10.00%

(dollars in thousands)	Fair Value at December 31, 2012	Valuation Techniques	Unobservable Input	Range

Impaired loans, net	$13,575	Discounted appraisals	Collateral discounts	6.00%-40.00%
Other real estate owned	48,480	Discounted appraisals	Collateral discounts	6.00%-40.00%
Mortgage servicing rights	726	Discounted cash flows	Prepayment rate	10.00% - 30.00%
Mortgage servicing rights			Discount rate	6.00% - 12.00%
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
Investment securities. The fair value of investment securities is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The fair value of equity investments in the restricted stock of the FRBR and FHLB approximates the carrying value. The fair value of investment securities is classified as Level 1 if a quoted market price is available, or Level 2 if a quoted market price is not available.
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
Borrowed funds. The carrying value of retail repurchase agreements is considered to be a reasonable estimate of fair value. The fair value of FHLB advances and other borrowed funds is estimated using the rates currently offered for advances of similar remaining maturities and is classified as Level 2. For the long-term note payable, the current market rate for similar debt is substantially equal to the rate on this note, so its fair value approximates its carrying value.
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

The estimated fair values of financial instruments for continuing operations are as follows at the periods indicated:

	At December 31, 2013
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets of Continuing Operations:
Cash and cash equivalents	$67,430	$67,430	$67,430	$—	$—
Investment securities: Available-for-sale	414,614	414,614	2,737	411,877	—
Investment securities: Held-to-maturity	151,795	141,125	—	141,125	—
Loans held for sale	1,836	1,836	—	1,836	—
Loans, net	1,185,463	1,129,826	—	—	1,129,826
Accrued interest receivable	6,283	6,283	—	1,583	4,700
Financial Liabilities of Continuing Operations:
Deposits	1,748,705	1,748,685	—	1,748,685	—
Retail repurchase agreements	6,917	6,917	—	6,917	—
Federal Home Loan Bank advances	73,283	75,663	—	75,663	—
Long-term notes payable	5,263	5,263	—	—	5,263
Junior subordinated debentures	56,702	22,316	—	—	22,316
Accrued interest payable	2,624	2,624	—	389	2,235

	At December 31, 2012
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets of Continuing Operations:
Cash and cash equivalents	$239,610	$239,610	$239,610	$—	$—
Investment securities: Available-for-sale	564,850	564,850	—	564,850	—
Loans held for sale	6,974	6,974	—	6,974	—
Loans, net	1,147,721	1,140,088	—	—	1,140,088
Accrued interest receivable	6,102	6,102	—	1,812	4,290
Financial Liabilities of Continuing Operations:
Deposits	1,906,988	1,910,927	—	1,910,927	—
Retail repurchase agreements	8,675	8,675	—	8,675	—
Federal Home Loan Bank advances	58,328	62,950	—	62,950	—
Junior subordinated debentures	56,702	18,760	—	—	18,760
Accrued interest payable	2,111	2,111	—	937	1,174
There were no transfers between valuation levels for any assets during the years ended December 31, 2013 or December 31, 2012. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period when the assets are valued.
21. Common Dividends
COB is a legal entity separate and distinct from its banking and other subsidiaries and has in the past relied on dividends from the Bank as its primary source of liquidity. The Bank currently is restricted from paying dividends if it is not in compliance with its OCC-approved business plan, and COB would need to obtain prior FRBR approval to pay a dividend.  There also are limitations and requirements imposed by applicable law and regulation on the payment of dividends by the Bank to COB, as well as by COB to its shareholders.  COB did not declare any dividends with respect to its common stock in 2013.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
COB’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, has evaluated the effectiveness of COB’s disclosure controls and procedures as of December 31, 2013. Based on that evaluation, COB’s Chief Executive Officer and Chief Financial Officer concluded that COB’s disclosure controls and procedures were effective as of December 31, 2013.
Management’s Report on Internal Control over Financial Reporting
Management of COB is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as defined in Rule 13a-15(f) of the Exchange Act. COB’s internal control over financial reporting is a process designed to provide reasonable assurance to management and the board of directors regarding the reliability of the financial reporting and the preparation of COB’s financial statements for external reporting purposes in accordance with GAAP. COB’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of COB’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of COB are being made only in accordance with the authorizations of COB’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of COB’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework), commonly referred to as the COSO framework. Based on this evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.
COB’s internal control over financial reporting has been audited by Dixon Hughes Goodman LLP, an independent registered public accounting firm. Their report expresses an unqualified opinion on the effectiveness of COB’s internal control over financial reporting as of December 31, 2013.
Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the FDIC and the appropriate federal banking agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and has concluded that the Company complied, in all significant respects, with such laws and regulations during the year ended December 31, 2013.
Changes in Internal Control over Financial Reporting
The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its control in response to internal control assessments and internal and external audit and regulatory recommendations. No control enhancements during the year ended December 31, 2013 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information set forth in COB’s proxy statement for the Annual Meeting of Shareholders to be held on May 28, 2014 (the “Proxy Statement”) under the headings “Election of Directors,” “Executive Officers,” “Report of the Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

3.12
Articles of Amendment to the Articles of Incorporation of the Registrant, adopted June 20, 2013, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2013.

3.13	Amended and Restated Bylaws of the Registrant, approved by the shareholders of the Registrant on June 20, 2013.

4.01	Specimen of Registrant’s Common Stock Certificate, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2013

4.02	Form of Right Certificate, incorporated herein by reference to Exhibit B of Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 21, 2011.

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

10.07*
Form of Change of Control Agreement among FNB United Corp., CommunityONE Bank, National Association and certain key officers and employees, incorporated herein by reference to Exhibit 10.37 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2008.

10.08*	Form of Letter Agreement between FNB United Corp. and senior executive officers incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 1, 2009.

10.09
Guarantee Agreement dated as of November 4, 2005, by FNB Corp. for the benefit of the holders of trust preferred securities, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 5, 2005.

10.10
Guarantee Agreement dated as of April 27, 2006 between FNB Corp. and Wilmington Trust Company, as guarantee trustee, for the benefit of the holders of trust preferred securities, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 28, 2006.

10.11
Letter Agreement between the Registrant and the United States Department of the Treasury, dated February 13, 2009, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 13, 2009.

10.12
Investment Agreement, dated April 26, 2011, by and between FNB United Corp. and Carlyle Financial Services Harbor, L.P., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 27, 2011.

10.13
Amendment No. 1 to Investment Agreement, dated as of June 16, 2011, by and between FNB United Corp. and Carlyle Financial Services Harbor, L.P., incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 16, 2011.

10.14
Amendment No. 2 to Investment Agreement, dated as of August 4, 2011, by and between FNB United Corp. and Carlyle Financial Services Harbor, L.P., incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 5, 2011.

10.15
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

10.21
Form of Subscription Agreement (Directors and Officers) by and between FNB United Corp. and private placement investors, incorporated herein by reference to Exhibit 10.36 to the Registrant’s Form S-4 Registration Statement (File No. 333-176357) filed August 17, 2011.

10.22
Tax Benefits Preservation Plan, dated as of April 15, 2011, between FNB United Corp. and Registrar and & Transfer Company, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 21, 2011.

10.23
Amendment to Tax Benefits Preservation Plan, dated as of April 27, 2011, between FNB United Corp. and Registrar and Transfer Company, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 27, 2011.

10.24
Exchange Agreement, dated as of August 15, 2011, by and between FNB United Corp. and The United States Department of the Treasury, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 18, 2011.

10.25
Subordinated Debt Settlement and Preferred Stock Repurchase Agreement, dated as of August 1, 2011, by and between SunTrust Bank and CommunityOne Bank, N.A., incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed August 5, 2011.

10.26*
Employment Agreement by and among FNB United Corp., CommunityOne Bank, National Association and Brian E. Simpson, dated as of October 21, 2011, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 25, 2011.

10.27*
Employment Agreement by and among FNB United Corp., CommunityOne Bank, National Association and Robert L. Reid, dated as of October 21, 2011, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 25, 2011.

10.28*
Employment Agreement by and among FNB United Corp., CommunityOne Bank, National Association and David L. Nielsen, dated as of October 21, 2011, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed October 25, 2011.

10.29*	FNB United Corp. Amended and Restated 2012 Incentive Plan, incorporated herein by reference to Appendix B of Registrant's Proxy Statement on Schedule 14A Information filed April 24, 2013.

10.30*
Form of Restricted Stock Agreement between FNB United Corp and certain executive officers, pursuant to the Registrant's 2012 Incentive Plan, incorporated herein by reference to Exhibit 10.34 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2012.

10.31*	Form of Stock Incentive Award Agreement between CommunityOne Bancorp and certain officers, pursuant to the Registrant’s Amended and Restated 2012 Incentive Plan.

10.32*	Form of Restricted Stock Agreement between CommunityOne Bancorp and certain officers, pursuant to the Registrant’s Amended and Restated 2012 Incentive Plan.

10.33*	Form of Restricted Stock Agreement between CommunityOne Bancorp and the non-executive directors, pursuant to the Registrant’s Amended and Restated 2012 Incentive Plan.
21.01	Subsidiaries of the Registrant.

23.01	Consent of Independent Registered Public Accounting Firm – Dixon Hughes Goodman LLP

31.01	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01	Certification of Principal Executive Officer Pursuant to Section 111 of the Emergency Economic Stabilization Act of 2008, as amended.

99.02	Certification of Principal Financial Officer Pursuant to Section 111 of the Emergency Economic Stabilization Act of 2008, as amended.

*	Management contract, or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 7, 2014.

CommunityOne Bancorp
(Registrant)

By:	/s/ BRIAN E. SIMPSON
Brian E. Simpson
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 7, 2014.

Signature	Title

/s/ BRIAN E. SIMPSON	Chief Executive Officer and Director
Brian E. Simpson	(Principal Executive Officer)

/s/ DAVID L. NIELSEN	Executive Vice President
David L. Nielsen	(Principal Financial and Accounting Officer)

/s/ AUSTIN A. ADAMS	Director
Austin A. Adams

/s/ JOHN J. BRESNAN	Director
John J. Bresnan

/s/ SCOTT B. KAUFFMAN	Director
Scott B. Kauffman

/s/ JERRY R. LICARI	Director
Jerry R. Licari

/s/ J. CHANDLER MARTIN	Director
J. Chandler Martin

/s/ T. GRAY MCCASKILL	Director
T. Gray McCaskill

/s/ H. RAY MCKENNEY, JR.	Director
H. Ray McKenney, Jr.

/s/ ROBERT L. REID	Director
Robert L. Reid

/s/ BOYD C. WILSON, JR.	Director
Boyd C. Wilson, Jr.