Form 10-Q
period 2014-03-31
CommunityOne Bancorp
filed 2014-05-09
CIK 764811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014	Commission File Number 0-13823

COMMUNITYONE BANCORP
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1456589
(State of Incorporation)	(I.R.S. Employer Identification No.)
1017 E. Morehead Street
Charlotte, North Carolina	28204
(Address of principal executive offices)	(Zip Code)

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

As of April 30, 2014 (the most recent practicable date), the Registrant had outstanding approximately 22,005,228 shares of Common Stock.

CommunityOne Bancorp and Subsidiaries
Report on Form 10-Q
March 31, 2014

i

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
CommunityOne Bancorp and Subsidiaries
Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)	March 31, 2014	December 31, 2013*
Assets
Cash and due from banks	$31,591	$31,917
Interest-bearing bank balances	73,360	35,513
Investment securities:
Available-for-sale, at estimated fair value (amortized cost of $420,619 in 2014 and $438,057 in 2013)	402,468	414,614
Held-to-maturity, at amortized cost (estimated fair value of $141,002 in 2014 and $141,125 in 2013)	149,060	151,795
Loans held for sale	1,961	1,836
Loans held for investment	1,219,785	1,212,248
Less: Allowance for loan losses	(26,039)	(26,785)
Net loans held for investment	1,193,746	1,185,463
Premises and equipment, net	48,172	50,889
Other real estate owned and property acquired in settlement of loans	24,624	28,395
Core deposit premiums and other intangibles	6,597	6,914
Goodwill	4,205	4,205
Bank-owned life insurance	40,210	39,940
Other assets	32,487	33,551
Total Assets	$2,008,481	$1,985,032
Liabilities
Deposits:
Noninterest-bearing demand deposits	$315,515	$290,461
Interest-bearing deposits:
Demand, savings and money market deposits	879,419	875,970
Time deposits of $100 or more	236,742	229,395
Other time deposits	336,254	352,879
Total deposits	1,767,930	1,748,705
Retail repurchase agreements	5,152	6,917
Federal Home Loan Bank advances	73,271	73,283
Long-term notes payable	5,281	5,263
Junior subordinated debentures	56,702	56,702
Other liabilities	14,814	13,801
Total Liabilities	1,923,150	1,904,671
Shareholders' Equity
Preferred stock, 10,000,000 shares authorized
Series A, $10.00 par value; 51,500 shares issued and no shares outstanding in 2014 and 2013	—	—
Series B, no par value, authorized 250,000 shares, no shares issued and outstanding in 2014 and 2013	—	—
Common stock, no par value; authorized 2,500,000,000 shares, issued 21,973,183 shares in 2014 and 21,861,418 in 2013	462,037	461,636
Accumulated deficit	(362,393)	(363,670)
Accumulated other comprehensive loss	(14,313)	(17,605)
Total Shareholders' Equity	85,331	80,361
Total Liabilities and Shareholders' Equity	$2,008,481	$1,985,032
See accompanying notes to consolidated financial statements.
* Derived from audited consolidated financial statements

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share data)	Three Months Ended March 31,
	2014	2013
Interest Income
Interest and fees on loans	$14,081	$14,785
Interest and dividends on investment securities:
Taxable income	3,695	3,073
Other interest income	151	212
Total interest income	17,927	18,070
Interest Expense
Deposits	1,702	2,247
Retail repurchase agreements	3	4
Federal Home Loan Bank advances	469	382
Other borrowed funds	274	264
Total interest expense	2,448	2,897
Net Interest Income before Provision for Loan Losses	15,479	15,173
Provision for (recovery of) loan losses	(684)	110
Net Interest Income after Provision for Loan Losses	16,163	15,063
Noninterest Income
Service charges on deposit accounts	1,564	1,376
Mortgage loan income	174	744
Cardholder and merchant services income	1,113	1,069
Trust and investment services	358	241
Bank-owned life insurance	252	263
Other service charges, commissions and fees	352	258
Securities gains, net	—	2,377
Other income	130	205
Total noninterest income	3,943	6,533
Noninterest Expense
Personnel expense	10,393	10,679
Net occupancy expense	1,553	1,831
Furniture, equipment and data processing expense	2,003	2,368
Professional fees	633	1,493
Stationery, printing and supplies	162	186
Advertising and marketing	153	665
Other real estate owned expense	261	883
Credit/debit card expense	595	425
FDIC insurance	639	670
Loan collection expense	657	1,519
Merger-related expense	—	1,509
Core deposit intangible amortization	352	352
Other expense	1,405	1,759
Total noninterest expense	18,806	24,339
Income (loss) before income taxes	1,300	(2,743)
Income tax expense	23	1,853
Net income (loss)	$1,277	$(4,596)

Weighted average number of shares outstanding - basic and diluted	21,935,566	21,698,115
Net income (loss) per share - basic and diluted	0.06	(0.21)
See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(dollars in thousands)	Three Months Ended March 31,
	2014	2013
Net income (loss)	1,277	(4,596)
Other comprehensive income (loss):
Unrealized holdings gains (losses) arising during the period on available-for-sale securities	5,291	(4,934)
Tax effect	(2,024)	1,949
Unrealized holdings gains (losses) arising during the period on available-for-sale securities, net of tax	3,267	(2,985)
Reclassification adjustment for gain on available-for-sale securities included in net income	—	(2,377)
Tax effect	—	939
Reclassification adjustment for gain on available-for-sale securities included in net income, net of tax	—	(1,438)
Unrealized gain on interest rate swaps	41	—
Tax effect	(16)	—
Unrealized gain on interest rate swaps, net of tax	25	—
Change in defined benefit plans liability	—	(254)
Tax effect	—	100
Change in defined benefit plans liability, net of tax	—	(154)
Other comprehensive income (loss), net of tax	3,292	(4,577)
Comprehensive income (loss)	$4,569	$(9,173)

See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)
For Three Months Ended March 31, 2014 and 2013

						Accumulated
(dollars in thousands, except share and per share data)						Other
	Preferred Stock		Common Stock		Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Total
Balance, December 31, 2012	—	$—	21,698,115	$460,955	$(362,187)	$(323)	$98,445
Comprehensive loss:
Net loss	—	—	—	—	(4,596)	—	(4,596)
Other comprehensive income, net of tax	—	—	—	—	—	(4,577)	(4,577)
Total comprehensive loss							(9,173)
Stock options:
Compensation expense recognized	—	—	—	102	—	—	102
Balance, March 31, 2013	—	$—	21,698,115	$461,057	$(366,783)	$(4,900)	$89,374
Balance, December 31, 2013	—	$—	21,861,418	$461,636	$(363,670)	$(17,605)	$80,361
Comprehensive income:
Net income	—	—	—	—	1,277	—	1,277
Other comprehensive income, net of tax	—	—	—	—	—	3,292	3,292
Total comprehensive income							4,569
Stock options:
Compensation expense recognized	—	—	—	387	—	—	387
Restricted stock:
Shares issued as compensation to directors	—	—	1,348	14	—	—	14
Issuance of restricted stock awards, net of cancellations	—	—	110,417	—	—	—	—
Balance, March 31, 2014	—	$—	21,973,183	$462,037	$(362,393)	$(14,313)	$85,331

See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)	Three Months Ended March 31,
	2014	2013
Operating Activities
Net income (loss)	$1,277	$(4,596)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization of premises and equipment	945	728
Provision for (recovery of) loan losses	(684)	110
Deferred income taxes	23	1,853
Deferred loan fees and costs, net	(279)	367
Premium amortization and discount accretion of investment securities, net	667	1,386
Net gain on sale of investment securities	—	(2,377)
Amortization of core deposit premiums	352	352
Net accretion of purchase accounting adjustments	(2,774)	(4,419)
Stock compensation expense	401	102
Increase in cash surrender value of bank-owned life insurance, net	(270)	(276)
Loans held for sale:
Origination of loans held for sale	(13,250)	(30,954)
Net proceeds from sale of loans held for sale	13,255	33,507
Net gain on sale of loans held for sale	(130)	(591)
Mortgage servicing rights capitalized	(144)	(348)
Mortgage servicing rights amortization	109	46
Net gain on sale of premises and equipment	(11)	—
Net loss on sales and write-downs of other real estate owned	274	219
Changes in assets and liabilities:
Decrease in accrued interest receivable and other assets	1,170	994
Increase in accrued interest payable and other liabilities	1,031	2,775
Net cash used in operating activities	1,962	(1,122)
Investing Activities
Available-for-sale securities:
Proceeds from sales	—	148,306
Proceeds from maturities, calls and principal repayments	16,871	20,971
Purchases	—	(103,093)
Held-to-maturity securities:
Proceeds from maturities, calls and principal repayments	2,634	—
Purchases	—	(73,524)
Net (increase) decrease in loans held for investment	(3,125)	65,979
Proceeds from sales of other real estate owned	2,075	17,614
Purchases of premises and equipment	(369)	(505)
Proceeds from sales of premises and equipment	25	37
Net cash (used in) provided by investing activities	18,111	75,785
Financing Activities
Net increase (decrease) in deposits	19,225	(50,595)
Decrease in retail repurchase agreements	(1,765)	(1,374)
Decrease in Federal Home Loan Bank advances	(12)	(11)
Net cash used in financing activities	17,448	(51,980)
Net Increase in Cash and Cash Equivalents	37,521	22,683
Cash and Cash Equivalents at Beginning of Period	67,430	239,610
Cash and Cash Equivalents at End of Period	$104,951	$262,293

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$2,204	$2,754
Noncash transactions:
Foreclosed loans transferred to other real estate owned	268	3,969
Loans to facilitate the sale of other real estate owned	1,699	2,625
Unrealized securities gains/(losses), net of income taxes	3,267	(4,423)
Transfer of fixed assets to other assets	2,136	—
Employee benefit plan costs, net of income taxes	—	(154)
Unrealized gains on interest rate swaps	25	—
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
In addition to the Bank, we own FNB United Statutory Trust I, FNB United Statutory Trust II, and Catawba Valley Capital Trust II, which were formed to facilitate the issuance of trust preferred securities. COB also owned Granite Mortgage, Inc., which ceased mortgage operations in 2009, filed for Chapter 11 bankruptcy on February 15, 2012 and was dissolved on May 5, 2014.
The Bank holds the stock of First National Investor Services, Inc., which holds deeds of trust for the Bank. The Bank had also owned Dover Mortgage, which had previously engaged in the business of originating, underwriting and closing mortgage loans for sale in the secondary market. Dover ceased operations in the first quarter of 2011, filed for Chapter 11 bankruptcy on February 15, 2012 and was dissolved on April 28, 2014.
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
General
In the accompanying consolidated financial statements, prepared without audit, all significant intercompany balances and transactions have been eliminated. Descriptions of the organization and business of COB, accounting policies followed by COB and other relevant information are contained in our Annual Report on Form 10-K for the year ended December 31, 2013 (the "Form 10-K"), including the Notes to the consolidated financial statements filed as part of that report. This quarterly report should be read in conjunction with the Form 10-K.
In the opinion of management, the accompanying consolidated financial statements contain the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of COB as of March 31, 2014 and December 31, 2013, and the results of its operations and cash flows for the three months ended March 31, 2014 and 2013, respectively.
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
Recent Accounting Pronouncements
Troubled Debt Restructurings - In January 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-04 Troubled Debt Restructurings by Creditors (Subtopic 310-40): "Reclassification of Residential Real Estate Collateralized Consumer

Mortgage Loans upon Foreclosure" (“ASU No. 2014-04”). This pronouncement clarifies the criteria for concluding that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments also outline interim and annual disclosure requirements. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014. Companies are allowed to use either a modified retrospective transition method or a prospective transition method when adopting this update. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.
FASB - From time to time, the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards.
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
Goodwill and other intangible assets deemed to have indefinite lives generated from purchased business combinations are not subject to amortization and are instead tested for impairment no less than annually. Impairment exists when the carrying value of goodwill exceeds its implied fair value. An impairment loss would be recognized in an amount equal to that excess and would be included in noninterest expense in the Consolidated Statements of Operations. None of the goodwill recognized in the Merger is expected to be deductible for income tax purposes.
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
3. Investment Securities
Securities designated as available-for-sale are carried at fair value. However, the unrealized difference between amortized cost and fair value of securities available-for-sale is excluded from net income unless there is an other than temporary impairment and is reported, net of deferred taxes, as a component of shareholders' equity as accumulated other comprehensive income (loss). Securities designated as held-to-maturity are carried at amortized cost, as the bank has the ability, and management has the positive intent, to hold these securities to maturity. Premiums and discounts on securities are amortized and accreted according to the interest method.
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

The following table summarizes the amortized cost and estimated fair value of investment securities and presents the related gross unrealized gains and losses:

March 31, 2014
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of:
U.S. government sponsored enterprises	$2,045	$25	$—	$2,070
Residential mortgage-backed securities-GSE	356,022	971	19,429	337,564
Residential mortgage-backed securities-Private	19,338	953	9	20,282
Commercial mortgage-backed securities-GSE	22,670	—	1,080	21,590
Commercial mortgage-backed securities-Private	10,398	—	554	9,844
Business Development Company investment	1,753	898	—	2,651
Corporate notes	8,393	74	—	8,467
Total available-for-sale	$420,619	$2,921	$21,072	$402,468
Held-to-Maturity:
Residential mortgage-backed securities-GSE	138,991	—	7,564	131,427
Commercial mortgage-backed securities-Private	10,069	—	494	9,575
Total held-to-maturity	$149,060	$—	$8,058	$141,002
Total investment securities	$569,679	$2,921	$29,130	$543,470

December 31, 2013
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of:
U.S. government sponsored enterprises	$2,051	$26	$—	$2,077
Residential mortgage-backed securities-GSE	364,513	974	24,340	341,147
Residential mortgage-backed securities-Private	19,770	982	—	20,752
Commercial mortgage-backed securities-GSE	22,767	—	1,328	21,439
Commercial mortgage-backed securities-Private	10,408	—	823	9,585
Business Development Company investment	1,753	984		2,737
Corporate notes	16,795	82	—	16,877
Total available-for-sale	$438,057	$3,048	$26,491	$414,614
Held-to-Maturity:
Residential mortgage-backed securities-GSE	141,724	—	9,907	131,817
Commercial mortgage-backed securities-Private	10,071	—	763	9,308
Total held-to-maturity	$151,795	$—	$10,670	$141,125
Total investment securities	$589,852	$3,048	$37,161	$555,739
As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB based generally upon the balances of total assets and FHLB advances. FHLB capital stock is pledged to secure FHLB advances. This investment is carried at cost since no ready market exists for FHLB stock and there is no quoted market value. However, redemption of this stock has historically been at par value. The Bank owned a total of $5.1 million of FHLB stock at March 31, 2014 and $5.9 million at December 31, 2013. Due to the redemption provisions of FHLB stock, we have estimated that fair value approximated cost and that this investment was not impaired at March 31, 2014. FHLB stock is included in other assets at its original cost basis.
As a member bank of the Federal Reserve Bank of Richmond (“FRBR”), the Bank also is required to own capital stock of the FRBR based upon a percentage of the Bank's common stock and surplus. This investment is carried at cost since no ready market exists for FRBR stock and there is no quoted market value. At March 31, 2014 and December 31, 2013, the Bank owned a total of $4.3 million and $4.3 million of FRBR stock, respectively. Due to the nature of this investment in an entity of the U.S. government, we have estimated that fair value approximated the cost and that this investment was not impaired at March 31, 2014. FRBR stock is included in other assets at its original cost basis.
At March 31, 2014, $90.2 million of the investment securities portfolio was pledged to secure public deposits, $18.3 million was pledged to retail repurchase agreements and $76.5 million was pledged to others, leaving $364.0 million available as lendable collateral.
During the three months ended March 31, 2013, the Bank sold securities with a book value of $145.9 million and recognized a gain of$2.4 million. The Bank sold these securities in order to manage our interest rate sensitivity profile. The Bank did not sell any investment securities during the three months ended March 31, 2014.
The following tables show our investments' estimated fair value and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013. The change in unrealized losses during the three months ending March 31, 2014 was attributed to changes in interest rates and not to changes in the credit quality of these securities. All unrealized losses on investment securities are considered by management to be temporary given the credit quality of these investment securities or the short duration of the unrealized loss, or both.

	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2014
Available-for-Sale:
Residential mortgage-backed securities-GSE	$164,313	$8,975	$133,699	$10,454	$298,012	$19,429
Residential mortgage-backed securities-Private	1,297	9	—	—	1,297	9
Commercial mortgage-backed securities-GSE	—	—	21,591	1,080	21,591	1,080
Commercial mortgage-backed securities-Private	9,843	554	—	—	9,843	554
Total available-for-sale	$175,453	$9,538	$155,290	$11,534	$330,743	$21,072
Held-to-Maturity:
Residential mortgage-backed securities-GSE	$131,427	$7,564	$—	$—	$131,427	$7,564
Commercial mortgage-backed securities-Private	9,575	494	—	—	9,575	494
Total held-to-maturity	$141,002	$8,058	$—	$—	$141,002	$8,058
Total	$316,455	$17,596	$155,290	$11,534	$471,745	$29,130

December 31, 2013
Available-for-Sale
Residential mortgage-backed securities-GSE	$222,475	$16,585	$76,501	$7,755	$298,976	$24,340
Commercial mortgage-backed securities-GSE	—	—	21,439	1,328	21,439	1,328
Commercial mortgage-backed securities-Private	9,585	823	—	—	9,585	823
Total available-for-sale	$232,060	$17,408	$97,940	$9,083	$330,000	$26,491
Held-to-Maturity:
Residential mortgage-backed securities-GSE	$131,817	$9,907	$—	$—	$131,817	$9,907
Commercial mortgage-backed securities-Private	9,308	763	—	—	9,308	763
Total held-to-maturity	$141,125	$10,670	$—	$—	$141,125	$10,670
Total	$373,185	$28,078	$97,940	$9,083	$471,125	$37,161

At March 31, 2014 and December 31, 2013, there were fourteen and ten available-for-sale securities that were in an unrealized loss position for 12 months or more, respectively.
COB analyzed its securities portfolio at March 31, 2014, and considered ratings, fair value, cash flows and other factors to determine if any of the securities were other than temporarily impaired. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and COB has determined that it is not more likely than not that
COB will be required to sell the security before recovery of its amortized cost basis, none of the securities are deemed to be other than temporarily impaired.

The aggregate amortized cost and fair value of securities at March 31, 2014, by remaining contractual maturity, are shown in the following table. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$8,393	$8,467	$—	$—
Due after one year through five years	2,045	2,070	—	—
With no stated maturity	1,753	2,652	—	—
Total	12,191	13,189	—	—
Mortgage-backed securities	408,428	389,279	149,060	141,002
Total	$420,619	$402,468	$149,060	$141,002

4. Loans and Allowance for Loan Losses
General
Loans held for investment are stated at the principal amounts outstanding adjusted for purchase premiums/discounts, deferred net loan fees and costs, and unearned income.  We report our loan portfolio by segments and classes, which are disaggregations of portfolio segments.  Our portfolio segments are:  Commercial and agricultural, Real estate, and Consumer loans.  The Commercial and agricultural loan and Consumer loan portfolios are not further segregated into classes.  The classes within the Real estate portfolio segment include Real estate - construction and Real estate - mortgage, which is further broken into 1-4 family residential mortgage and Commercial real estate mortgage loans.
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
PI loans are acquired loans where management believes, at acquisition date, it is probable that all principal on the acquired loans will not be received.  PI loans are placed in homogeneous risk-based pools where accounting for projected cash flows is performed, as allowed under ASC 310-30.  Once a pool is established the individual loans within each pool do not change.  As management obtains new information related to changes in expected principal loss and expected cash flows, by pool, we record either an increase in yield when new expected cash flows increase, an allowance for loan losses when new expected cash flows decline, or a decrease in yield when there is only a timing difference in expected cash flows.
Loans acquired in the Merger ("Granite Purchased Loans") included PI loans and PC loans. Loans designated as PC loans included performing revolving consumer and performing revolving commercial loans on acquisition date.
The following table presents an aging analysis of accruing and nonaccruing loans as of March 31, 2014:

(dollars in thousands)	Accruing
	30-59 days past due	60-89 days past due	More than 90 days past due	Nonaccrual	Total past due and nonaccrual	Current and accruing	Total Loans
PC and Originated Loans
Commercial and agricultural	$43	$—	$—	$450	$493	$65,763	$66,256
Real estate - construction	68	—	—	3,437	3,505	52,599	56,104
Real estate - mortgage:
1-4 family residential	4,130	—	—	10,151	14,281	597,094	611,375
Commercial	1,760	324	355	19,533	21,972	267,586	289,558
Consumer	68	3	—	32	103	47,356	47,459
Total	$6,069	$327	$355	$33,603	$40,354	$1,030,398	$1,070,752
PI loans
Commercial and agricultural	$97	$—	$2,354	$—	$2,451	$7,271	$9,722
Real estate - construction	54	—	4,569	—	4,623	6,577	11,200
Real estate - mortgage:
1-4 family residential	137	195	2,366	—	2,698	17,701	20,399
Commercial	123	—	15,440	—	15,563	90,989	106,552
Consumer	2	—	13	—	15	1,145	1,160
Total	$413	$195	$24,742	$—	$25,350	$123,683	$149,033
Total Loans	$6,482	$522	$25,097	$33,603	$65,704	$1,154,081	$1,219,785

The following table presents an aging analysis of accruing and nonaccruing loans as of December 31, 2013:

(dollars in thousands)	Accruing
	30-59 days past due	60-89 days past due	More than 90 days past due	Nonaccrual	Total past due and nonaccrual	Current and accruing	Total Loans
PC and Originated Loans
Commercial and agricultural	$18	$43	$—	$516	$577	$60,946	$61,523
Real estate - construction	168	634	—	4,677	5,479	48,711	54,190
Real estate - mortgage:
1-4 family residential	3,454	522	—	11,580	15,556	593,698	609,254
Commercial	1,765	77	—	18,380	20,222	261,524	281,746
Consumer	56	17	—	12	85	43,798	43,883
Total	$5,461	$1,293	$—	$35,165	$41,919	$1,008,677	$1,050,596
PI loans
Commercial and agricultural	$35	$16	$1,977	$—	$2,028	$8,701	$10,729
Real estate - construction	48	—	2,758	—	2,806	7,087	9,893
Real estate - mortgage:
1-4 family residential	135	9	2,907	—	3,051	23,802	26,853
Commercial	903	—	17,479	—	18,382	94,796	113,178
Consumer	6	—	12	—	18	981	999
Total	$1,127	$25	$25,133	$—	$26,285	$135,367	$161,652
Total Loans	$6,588	$1,318	$25,133	$35,165	$68,204	$1,144,044	$1,212,248
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
Loans categorized as Special Mention or worse are considered Criticized. Loans categorized as Substandard or Doubtful are considered Classified. Purchased loans acquired in the Merger are recorded at estimated fair value on the date of acquisition without the carryover of related ALL. The table below includes $38.7 million and $40.5 million in Granite Purchased Loans categorized as Substandard or Doubtful at March 31, 2014 and December 31, 2013, respectively.

The following table presents loans held for investment balances by risk grade as of March 31, 2014:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
	(Ratings 1-5)	(Rating 6)	(Rating 7)	(Rating 8)	Total
Commercial and agricultural	$70,782	$1,180	$4,016	$—	$75,978
Real estate - construction	54,331	3,275	9,698	—	67,304
Real estate - mortgage:
1-4 family residential	601,449	9,234	21,091	—	631,774
Commercial	310,951	29,466	55,693	—	396,110
Consumer	48,205	39	66	309	48,619
Total	$1,085,718	$43,194	$90,564	$309	$1,219,785
The following table presents loans held for investment balances by risk grade as of December 31, 2013:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
	(Ratings 1-5)	(Rating 6)	(Rating 7)	(Rating 8)	Total
Commercial and agricultural	$67,277	$1,262	$3,713	$—	$72,252
Real estate - construction	50,138	3,984	9,961	—	64,083
Real estate - mortgage:
1-4 family residential	601,304	10,887	23,916	—	636,107
Commercial	307,661	29,711	57,552	—	394,924
Consumer	44,450	40	47	345	44,882
Total	$1,070,830	$45,884	$95,189	$345	$1,212,248
Loans included in the preceding loan composition table are net of participations sold. Loans are increased by net loan premiums and deferred loan discounts or fees of $3.3 million at March 31, 2014. Loans are increased by net deferred loan discounts or fees of $3.6 million at December 31, 2013.
At March 31, 2014 and December 31, 2013, loans held for sale consisted of originated residential mortgage loans held for sale carried at the lower of cost or fair market value.
Loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balance of loans serviced for others amounted to $201.5 million at March 31, 2014 and $190.2 million at December 31, 2013.
Loans Pledged
To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans. Gross loans of $154.2 million and $23.9 million of investment securities, and gross loans of $169.5 million and $24.1 million of investment securities, were pledged to collateralize FHLB advances and letters of credit at March 31, 2014 and December 31, 2013, respectively, of which there was $29.7 million and $31.8 million of credit availability for borrowing, respectively. At March 31, 2014, $8.8 million of loans and $50.5 million of securities were pledged to collateralize potential borrowings from the Federal Reserve Discount Window, of which $54.1 million was available as borrowing capacity. We could also access $292.9 million of additional borrowings from the FHLB under credit lines by pledging additional collateral.
Nonaccruing and Impaired Loans
Interest income on loans is calculated by using the interest method based on the daily outstanding balance. The recognition of interest income is discontinued when, in management's opinion, the collection of all or a portion of interest becomes doubtful. Loans are returned to accrual status when the factors indicating doubtful collectability cease to exist and the loan has performed in accordance with its terms for a demonstrated period of time. The past due status of loans is based on the contractual payment terms. Had nonaccruing loans been on accruing status, interest income would have been higher by $1.0 million and $1.1 million for the three months ended March 31, 2014 and March 31, 2013, respectively. At March 31, 2014 and December 31, 2013, COB had certain impaired loans of $33.6 million and $35.2 million, respectively, which were on nonaccruing interest status.

All loan classes are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date. When we cannot reasonably expect full and timely repayment of a loan, the loan is placed on nonaccrual.
All loan classes on which principal or interest is in default for 90 days or more are put on nonaccrual status, unless there is sufficient documentation to conclude that the loan is well secured and in the process of collection. A debt is "well-secured" if collateralized by liens on or pledges of real or personal property, including securities, which have a realizable value sufficient to discharge the debt in full, or by the guarantee of a financially responsible party. A debt is "in process of collection" if collection is proceeding in due course either through legal action, including judgment enforcement procedures, or, in appropriate circumstances, through collection efforts not involving legal action that are reasonably expected to result in repayment of the debt or its restoration to a current status.
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
For all loan classes, as soon as any portion of a loan becomes uncollectible, the loan will be charged down or charged off as follows:

•	If unsecured, the loan must be charged off in full.

•	If secured, the outstanding principal balance of the loan should be charged down to the net liquidation value of the collateral.
Loans are considered uncollectible when:

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
The following table summarizes information relative to impaired loans for the dates indicated:

	March 31, 2014		December 31, 2013
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, not individually reviewed for impairment	$4,670	$—	$4,612	$—
Impaired loans, individually reviewed, with no impairment	33,317	—	39,865	—
Impaired loans, individually reviewed, with impairment	8,112	1,119	2,965	927
Total impaired loans, excluding purchased impaired *	$46,099	$1,119	$47,442	$927

Purchased impaired loans with subsequent deterioration	$138,789	5,237	$161,307	5,560
Purchased impaired loans with no subsequent deterioration	$10,244	—	$344	—
Total Reserves		$6,356		$6,487

Average impaired loans calculated using a simple average	$46,771		$65,527

* Included at March 31, 2014 and December 31, 2013 were $12.5 million and $12.1 million, respectively, in restructured and performing loans.
The following table presents loans held for investment on nonaccrual status by loan class for the dates indicated:

(dollars in thousands)
	March 31, 2014	December 31, 2013
Loans held for investment:
Commercial and agricultural	$450	$516
Real estate - construction	3,437	4,677
Real estate - mortgage:
1-4 family residential	10,151	11,580
Commercial	19,533	18,380
Consumer	32	12
Total nonaccrual loans	$33,603	$35,165
Loans more than 90 days delinquent, still on accrual	355	—
Total nonperforming loans	$33,958	$35,165
There were no loans held for sale on nonaccrual status as of March 31, 2014 or December 31, 2013.

The following table presents individually reviewed impaired loans and purchased impaired loans with subsequent credit deterioration, segregated by portfolio segment, and the corresponding reserve for impaired loan losses as of March 31, 2014:

		Unpaid
(dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$242	$485	$—
Real estate - construction	2,677	3,195	—
Real estate - mortgage:
1-4 family residential	9,064	11,740	—
Commercial	21,334	25,856	—
Consumer	—	—	—
Total	$33,317	$41,276	$—
With an allowance recorded:
Commercial and agricultural	$—	$—	$—
Real estate - construction	648	956	73
Real estate - mortgage:
1-4 family residential	3,920	4,207	561
Commercial	3,544	4,555	485
Consumer	—	—	—
Total	$8,112	$9,718	$1,119
Total individually evaluated impaired loans
Commercial and agricultural	$242	$485	$—
Real estate - construction	3,325	4,151	73
Real estate - mortgage:
1-4 family residential	12,984	15,947	561
Commercial	24,878	30,411	485
Consumer	—	—	—
Total	$41,429	$50,994	$1,119

PI loans with subsequent credit deterioration:
Commercial and agricultural	$5,425	$4,278	$638
Real estate - construction	9,946	10,919	1,148
Real estate - mortgage:
1-4 family residential	16,031	17,460	390
Commercial	106,248	114,322	2,871
Consumer	1,139	737	190
Total	$138,789	$147,716	$5,237

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

The following summary includes impaired loans individually reviewed. Average recorded investment and interest income recognized on impaired loans, segregated by portfolio segment, is shown in the following tables as of March 31, 2014 and March 31, 2013:

	For Three Months Ended		For Three Months Ended
	March 31, 2014		March 31, 2013
	Average	Interest	Average	Interest
(dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and agricultural	$242	$—	$886	$—
Real estate - construction	2,688	10	9,233	—
Real estate - mortgage:
1-4 family residential	9,050	28	13,472	26
Commercial	21,503	89	34,010	87
Consumer	—	—	—	—
Total	$33,483	$127	$57,601	$113
With an allowance recorded:
Commercial and agricultural	$—	$—	$917	$5
Real estate - construction	650	2	2,111	—
Real estate - mortgage:
1-4 family residential	3,829	19	4,666	8
Commercial	3,552	30	8,663	4
Consumer	—	—	—	—
Total	$8,031	$51	$16,357	$17
Total:
Commercial and agricultural	$242	$—	$1,803	$5
Real estate - construction	3,338	12	11,344	—
Real estate - mortgage:
1-4 family residential	12,879	47	18,138	34
Commercial	25,055	119	42,673	91
Consumer	—	—	—	—
Total	$41,514	$178	$73,958	$130

Impaired loans also include loans for which we may elect to grant a concession, providing terms more favorable than those prevalent in the market (e.g., rate, amortization term), and formally restructure due to the weakening credit status of a borrower. Restructuring is designed to facilitate a repayment plan that minimizes the potential losses that we otherwise may have to incur. If these impaired loans are on nonaccruing status as of the date of restructuring, the loans are included in nonperforming loans. Nonperforming restructured loans will remain as nonperforming until the borrower can demonstrate adherence to the restructured terms for a period of no less than six months and when it is otherwise determined that continued adherence is reasonably assured. Some restructured loans continue as accruing loans after restructuring if the borrower is not past due at the time of restructuring, adequate collateral valuations support the restructured loans, and the cash flows of the underlying business appear adequate to support the restructured debt service. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At March 31, 2014, there was $18.1 million in restructured loans, of which $12.5 million were accruing and in a performing status. At December 31, 2013, there was $18.1 million in restructured loans, of which $12.1 million were accruing and in a performing status.

Granite Purchased Loans
Granite Purchased Loans include PI loans and PC loans. PC loans include performing revolving consumer and commercial loans.
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
At March 31, 2014, and December 31, 2013, our financial statements reflected a PI loan ALL of $5.2 million and $5.6 million, respectively, and an ALL for PC loans of $0.3 million and $0.3 million, respectively.

The following table presents the balance of all Granite Purchased Loans:

	At March 31, 2014
(dollars in thousands)	Purchased Impaired	Purchased Contractual	Total Purchased Loans	Unpaid Principal Balance
Commercial and agricultural	$9,722	$4,044	$13,766	$12,654
Real estate - construction	11,200	—	11,200	12,218
Real estate - mortgage:
1-4 family residential	20,399	25,041	45,440	47,829
Commercial	106,552	365	106,917	114,984
Consumer	1,160	—	1,160	766
Total	$149,033	$29,450	$178,483	$188,451

	At December 31, 2013
(dollars in thousands)	Purchased Impaired	Purchased Contractual	Total Purchased Loans	Unpaid Principal Balance
Commercial and agricultural	$10,729	$5,948	$16,677	$16,452
Real estate - construction	9,892	—	9,892	11,368
Real estate - mortgage:
1-4 family residential	26,854	22,127	48,981	51,359
Commercial	113,178	373	113,551	122,197
Consumer	998	—	998	798
Total	$161,651	$28,448	$190,099	$202,174

The tables below include only those Granite Purchased Loans accounted for under the expected cash flow method (PI loans) for the periods indicated. These tables do not include PC loans, including Granite Purchased PC loans or purchased performing residential mortgage loans.

	For Three Months Ended		For Three Months Ended
	March 31, 2014		March 31, 2013
	Purchased Impaired		Purchased Impaired
(dollars in thousands)	Carrying Amount	Future Accretion	Carrying Amount	Future Accretion
Balance, beginning of period	$161,651	$29,987	$228,392	$30,299
Accretion	2,665	(2,665)	4,203	(4,203)
Increase in future accretion	—	1,005	—	—
Reclassification of loans and adjustments	(4,180)	—	—	—
Payments received	(11,081)	—	(25,928)	—
Foreclosed and transferred to OREO	(22)	—	(783)	—
Subtotal before allowance	149,033	28,327	205,884	26,096
Allowance for credit losses	(5,237)	—	(5,373)	—
Net carrying amount, end of period	$143,796	$28,327	$200,511	$26,096

Allowance for Loan Losses
COB's ALL, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management's best estimate of probable loan losses to be incurred as of the balance sheet date. Management assesses COB's ALL quarterly. This assessment includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. For purposes of the ALL, we have grouped our loans into pools according to the loan segmentation regime employed on schedule RC-C of the FFIEC's Consolidated Reports of Condition and Income. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used.
Historical loss rates are calculated by associating losses to the risk-graded pool to which they relate for each of the previous eight quarters. Then, using a look back period consisting of the twenty most recent quarters, loss factors are calculated for each risk-graded pool using a simple average. This represents a change in methodology which began in the third quarter of 2013. Previously, we used a look back period beginning in the third quarter of 2006 and a weighted average of losses. The impact of this change was immaterial to the allowance calculation in the period we adopted the methodology change.

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

We lend primarily in North Carolina. As of March 31, 2014, a majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in North Carolina. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the ALL. Management believes the ALL is adequate to cover estimated losses on loans at each balance sheet date.

During the three month period ended March 31, 2014, we charged off $2.0 million in loans and realized $1.9 million in recoveries, for $0.1 million of net charge-offs. The majority of the loans charged off were loans that were previously impaired and had specific reserves assigned in prior periods.

The ALL, as a percentage of loans held for investment, was 2.13% at March 31, 2014, compared to 2.66% at March 31, 2013. At December 31, 2013, the ALL, as a percentage of loans held for investment, was 2.21%.

An analysis of the changes in the ALL is as follows:

	For Three Months Ended
(dollars in thousands)	March 31, 2014	March 31, 2013
Balance, beginning of period	$26,785	$29,314
Provision for (recovery of) losses charged to continuing operations	(684)	110
Net recoveries (charge-offs):
Charge-offs	(1,977)	(3,010)
Recoveries	1,915	3,227
Net recoveries (charge-offs)	(62)	217
Balance, end of period	$26,039	$29,641
Annualized net charge-offs (recoveries) during the period to average loans	0.02%	(0.08)%
Annualized net charge-offs (recoveries) during the period to ALL	0.97%	(2.93)%
Allowance for loan losses to loans held for investment	2.13%	2.66%
The following table presents ALL activity by portfolio segment for the three months ended March 31, 2014:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total

ALL:
Beginning balance	$2,931	$5,233	$8,869	$7,195	$2,557	$26,785
Charge-offs	(389)	(533)	(484)	(66)	(505)	(1,977)
Recoveries	392	964	235	66	258	1,915
Provision	507	(356)	(697)	(229)	91	(684)
Ending balance	$3,441	$5,308	$7,923	$6,966	$2,401	$26,039

The following table presents ALL activity by portfolio segment for the three months ended March 31, 2013:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:

Beginning balance	$3,238	$4,987	$8,701	$9,627	$2,761	$29,314
Charge-offs	(319)	(344)	(632)	(891)	(824)	(3,010)
Recoveries	278	796	185	932	1,036	3,227
Provision	176	155	549	(377)	(393)	110
Ending balance	$3,373	$5,594	$8,803	$9,291	$2,580	$29,641

The following table details the recorded investment in loans related to each segment in the allowance for loan losses by portfolio segment and disaggregated on the basis of impairment evaluation methodology at March 31, 2014:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Individually evaluated for impairment	$—	$73	$561	$485	$—	$1,119
Collectively evaluated for impairment	2,803	4,087	6,972	3,610	2,211	19,683
PI loans evaluated for credit impairment	638	1,148	390	2,871	190	5,237
PI loans with no credit deterioration	—	—	—	—	—	—
Total ALL	$3,441	$5,308	$7,923	$6,966	$2,401	$26,039
Loans held for investment
Individually evaluated for impairment	$242	$3,326	$12,997	$24,878	$—	$41,443
Collectively evaluated for impairment	66,014	52,778	598,378	264,680	47,459	1,029,309
PI loans with subsequent credit deterioration	5,425	9,946	16,031	106,248	1,139	138,789
PI loans with no credit deterioration	4,297	1,254	4,368	304	21	10,244
Total loans	$75,978	$67,304	$631,774	$396,110	$48,619	$1,219,785
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

Troubled Debt Restructuring
The following table presents a breakdown of troubled debt restructurings that were restructured during the three months ended March 31, 2014 and March 31, 2013, segregated by portfolio segment:

	For Three Months Ended March 31, 2014			For Three Months Ended March 31, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(dollars in thousands)	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
Commercial and agricultural	1	$11	$11	—	$—	$—
Real estate - construction	—	—	—	—	—	—
Real estate - mortgage:
1-4 family residential	5	735	732	4	1,777	1,773
Commercial	—	—	—	1	1,151	807
Consumer	—	—	—	—	—	—
Total	6	$746	$743	5	$2,928	$2,580

During the three months ended March 31, 2014, we modified six loans that were considered to be troubled debt restructurings. We extended the terms for two of these loans and both extended the terms and modified the interest rate for the four remaining loans. During the three months ended March 31, 2013, we modified five loans that were considered to be troubled debt restructurings. We extended the terms and modified the interest rate for each of these loans.
There were no loans restructured in the twelve months prior to March 31, 2014 that went into default during the three months ended March 31, 2014. There were also no loans restructured in the twelve months prior to March 31, 2013 that went into default during the three months ended March 31, 2013.
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
The reserve for unfunded commitments was $0.6 million as of March 31, 2014 and $0.5 million at December 31, 2013.
5. Other Real Estate Owned and Personal Property Acquired in Settlement of Loans
OREO consists of real estate acquired through foreclosure or deed in lieu thereof. The property is classified as held for sale. The property is initially carried at fair value based on recent appraisals, less estimated costs to sell. Declines in the fair value of properties included in other real estate below carrying value are recognized by a charge to income.
Total OREO and personal property acquired in settlement of loans decreased $3.8 million during the first three months of 2014 from $28.4 million at December 31, 2013, to $24.6 million at March 31, 2014. This represents 42% of total nonperforming assets. At December 31, 2013, OREO and personal property acquired in settlement of loans represented 45% of total nonperforming assets.
The following table summarizes OREO and personal property acquired in settlement of loans at the periods indicated:

(dollars in thousands)	March 31, 2014	December 31, 2013
Real estate acquired in settlement of loans	$24,573	$28,353
Personal property acquired in settlement of loans	51	42
Total property acquired in settlement of loans	$24,624	$28,395
The following tables summarize the changes in real estate acquired in settlement of loans at the periods indicated:

	For Three Months Ended
(dollars in thousands)	March 31, 2014	March 31, 2013
Real estate acquired in settlement of loans, beginning of period	$28,353	$62,796
Plus: New real estate acquired in settlement of loans	268	3,969
Less: Sales of real estate acquired in settlement of loans	(3,774)	(20,239)
Less: Write-downs and net gain (loss) on sales charged to expense	(274)	(219)
Real estate acquired in settlement of loans, end of period	$24,573	$46,307
At March 31, 2014, 11 assets with a net carrying amount of $3.6 million were under contract for sale. Estimated losses on these sales have been recognized in the Consolidated Statements of Operations in the first three months of 2014.

6. Earnings Per Share
Basic net earnings (loss) per share, or basic earnings (loss) per share (“EPS”), is computed by dividing net loss to common shareholders by the weighted average number of common shares outstanding for the period. We retired our Series A preferred stock in 2011.
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

(dollars in thousands, except per share data)	For Three Months Ended
	March 31, 2014	March 31, 2013
Net income (loss)	$1,277	$(4,596)
Weighted average number of shares outstanding - basic and diluted	21,935,566	21,698,115
Net income (loss) per share - basic and diluted	$0.06	$(0.21)
During the three months ended March 31, 2014 and 2013, the price of the Company's common stock (as quoted on the Nasdaq Capital Market) was below the exercise price of all vested stock options and the common stock warrant. As a result, the options and warrants were considered antidilutive and thus are not included in the diluted share calculation. For the three months ended March 31, 2014, there were 22,742 antidilutive shares. For the three months ended March 31, 2013, there were 23,123 antidilutive shares. Of the antidilutive shares, the number of shares relating to stock options were 670 for the three months ended March 31, 2014, and 1,051 for the three months ended March 31, 2013, while the number relating to the warrant was 22,072 for all periods presented.
7. Derivatives and Financial Instruments
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

In connection with its asset / liability management objectives, the Company during the first quarter of 2014 entered into two interest rate swaps on $40 million of FHLB advances, each swap having a $20 million notional amount, that convert the floating rate cash flow exposure on the FHLB advances to a fixed rate cash flow. As structured, the receive-variable, pay-fixed swaps were evaluated as being cash flow hedges with no ineffectiveness in the first quarter of 2014. The differences in cash flows in each period between the fixed rate interest payments that the Company makes and the variable rate interest payments received is currently reported in earnings. These interest rate swaps mature on June 15, 2020.
Mortgage banking derivatives used in the ordinary course of business consist of mandatory forward sales contracts or forward contracts and rate lock loan commitments. The fair value of our derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants.
We have established guidelines in originating, selling loans to Fannie Mae, and retaining or selling the loan servicing rights. The commitments to borrowers to originate residential mortgage loans and the forward sales commitments to investors are freestanding derivative instruments. As such, they do not qualify for hedge accounting treatment, and the fair value adjustments for these instruments is recorded through the Consolidated Statements of Operations in mortgage loan income. The fair market value of mortgage banking derivatives is recorded in the consolidated balance sheet in Other Assets.

	Gain (Loss) Recognized
(dollars in thousands)	For Three Months Ended
	March 31, 2014	March 31, 2013
Derivatives designated as hedging instruments:
Interest rate swap contracts - FHLB advances	$—	$—
Derivatives not designated as hedging instruments:
Mortgage loan rate lock commitments	$2	$8
Mortgage loan forward sales	1	(78)
Total	$3	$(70)

8. Fair Values of Assets and Liabilities
We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, derivative assets and liabilities, performing mortgage loans held for sale, and mortgage servicing rights are recorded at fair value on a recurring basis. Additionally, from time-to-time, we may be required to record at fair value other assets and liabilities on a nonrecurring basis, such as loans held for investment, impaired loans and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets or liabilities.
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
Loans Held for Sale
Loans held for sale are carried at the lower of cost or fair value less estimated costs to sell. Once sold, the loans are beyond the reach of COB in all respects and the purchasing investor has all rights of ownership, including the ability to pledge or exchange the loans. Most of the loans sold are without recourse. Gains or losses on loan sales are recognized at the time of sale, are determined by the difference between net sales proceeds and the carrying value of the loan sold, and are included in Consolidated Statements of Operations. Since loans held for sale are carried at the lower of cost or fair value, the fair value of loans held for sale is based on contractual agreements with independent third party buyers. As such, we classify loans held for sale subjected to nonrecurring fair value adjustments as Level 2. Based on the nature of the portfolio, lack of market volatility and the short duration for which the loans are held, fair value generally exceeds cost.
Loans Held for Investment
We do not record loans held for investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as impaired, management determines the fair value of the loan to quantify impairment, should such exist. The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans. At March 31, 2014 and December 31, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. We record impaired loans as nonrecurring Level 3.
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
Interest Rate Locks and Forward Loan Sale Commitments
We enter into interest rate lock commitments and commitments to sell mortgages.  The fair value of interest rate lock commitments is based on servicing rate premium, origination income net of origination costs, fall out rates and changes in loan pricing between the commitment date and the balance sheet date. The fair value of forward loan sale commitments is based on pricing in a secondary market.  We record interest rate lock commitments as recurring level 2.
Interest Rate Swaps
We enter into interest rate swaps to hedge the variability of interest cash flow payments on certain FHLB advances.  These cash flow hedges are recorded through other comprehensive income at fair value.  Any ineffectiveness of the hedge is included in current period earnings.  The fair value of our interest rate swaps is based on a third party valuation because there is not a readily available quoted price in the market.  We record interest rate swap commitments as recurring level 2.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Assets and liabilities carried at fair value on a recurring basis at March 31, 2014 are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities:
U.S. government sponsored agencies	$2,070	$—	$2,070	$—
Residential mortgage-backed securities-GSE	337,564	—	337,564	—
Residential mortgage-backed securities-Private	20,282	—	20,282	—
Commercial mortgage-backed securities-GSE	21,590		21,590
Commercial mortgage-backed securities-Private	9,844	—	9,844	—
Business Development Company investment	2,651	2,651	—	—
Corporate notes	8,467	—	8,467	—
Total available-for-sale debt securities	402,468	2,651	399,817	—
Mortgage servicing rights	1,587	—	—	1,587
Interest rate swaps	41	—	41	—
Interest rate locks and forward loan sales commitments	39	—	39	—
Total assets at fair value	$404,135	$2,651	$399,897	$1,587
Assets and liabilities carried at fair value on a recurring basis at December 31, 2013 are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities:
U.S. government sponsored agencies	$2,077	$—	$2,077	$—
Residential mortgage-backed securities-GSE	341,147	—	341,147	—
Residential mortgage-backed securities-Private	20,752	—	20,752	—
Commercial mortgage-backed securities-GSE	21,439	—	21,439	—
Commercial mortgage-backed securities-Private	9,585	—	9,585	—
Business Development Company investment	2,737	2,737	—	—
Corporate notes	16,877	—	16,877	—
Total available-for-sale debt securities	414,614	2,737	411,877	—
Mortgage servicing rights	1,552	—	—	1,552
Interest rate locks and forward loan sales commitments	39	—	39	—
Total assets at fair value	$416,205	$2,737	$411,916	$1,552

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods indicated:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Servicing Rights
(dollars in thousands)	Three Months Ended March 31,
	2014	2013
Balance, beginning of period	$1,552	$726
Total gains or losses (realized/unrealized):
Included in earnings, gross	144	348
Less amortization	(109)	(46)
Balance, end of period	$1,587	$1,028

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. This is due to further deterioration in the value of the assets. There were no loans held for sale that had a fair value below cost in any periods reported.
Assets measured at fair value on a nonrecurring basis are included in the following table at March 31, 2014:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$6,993	$—	$—	$6,993
Other real estate owned	17,840	—	—	17,840
Total assets at fair value from continuing operations	$24,833	$—	$—	$24,833
Assets measured at fair value on a nonrecurring basis are included in the following table at December 31, 2013:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$2,038	$—	$—	$2,038
Other real estate owned	18,263	—	—	18,263
Total assets at fair value from continuing operations	$20,301	$—	$—	$20,301
Quantitative Information about Level 3 Fair Value Measurements

(dollars in thousands)	Fair Value at March 31, 2014	Valuation Techniques	Unobservable Input	Range

Impaired loans, net	$6,993	Discounted appraisals	Collateral discounts	1.00% - 30.00%
Other real estate owned	17,840	Discounted appraisals	Collateral discounts	1.00% - 30.00%
Mortgage servicing rights	1,587	Discounted cash flows	Prepayment rate	10.00% - 25.00%
Mortgage servicing rights			Discount rate	6.00% - 10.00%

(dollars in thousands)	Fair Value at December 31, 2013	Valuation Techniques	Unobservable Input	Range

Impaired loans, net	$2,038	Discounted appraisals	Collateral discounts	1.00%-30.00%
Other real estate owned	18,263	Discounted appraisals	Collateral discounts	1.00%-30.00%
Mortgage servicing rights	1,552	Discounted cash flows	Prepayment rate	10.00% - 25.00%
Mortgage servicing rights			Discount rate	6.00% - 10.00%
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
Because no market exists for a portion of our financial instruments, fair value estimates are based on judgments regarding future expected losses, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
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

The estimated fair values of financial instruments are as follows at the periods indicated:

	At March 31, 2014
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$104,951	$104,951	$104,951	$—	$—
Investment securities: Available-for-sale	402,468	402,468	2,651	399,817	—
Investment securities: Held-to-maturity	149,060	141,002	—	141,002	—
Loans held for sale	1,961	1,961	—	1,961	—
Loans, net	1,193,746	1,179,506	—	—	1,179,506
Accrued interest receivable	6,307	6,307	—	1,500	4,807
Interest rate swaps	41	41	—	41	—
Interest rate locks and forward loan sale commitments	39	39	—	39	—
Financial Liabilities:
Deposits	1,767,930	1,768,997	—	1,768,997	—
Retail repurchase agreements	5,152	5,152	—	5,152	—
Federal Home Loan Bank advances	73,271	76,224	—	76,224	—
Long-term notes payable	5,281	5,281	—	—	5,281
Junior subordinated debentures	56,702	22,973	—	—	22,973
Accrued interest payable	2,868	2,868	—	378	2,490

	At December 31, 2013
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$67,430	$67,430	$67,430	$—	$—
Investment securities: Available-for-sale	414,614	414,614	2,737	411,877	—
Investment securities: Held-to-maturity	151,795	141,125		141,125	—
Loans held for sale	1,836	1,836	—	1,836	—
Loans, net	1,185,463	1,129,826	—	—	1,129,826
Accrued interest receivable	6,283	6,283	—	1,583	4,700
Interest rate locks and forward loan sale commitments	39	39	—	39	—
Financial Liabilities:
Deposits	1,748,705	1,748,685	—	1,748,685	—
Retail repurchase agreements	6,917	6,917	—	6,917	—
Federal Home Loan Bank advances	73,283	75,663	—	75,663	—
Long-term notes payable	5,263	5,263	—	—	5,263
Junior subordinated debentures	56,702	22,316	—	—	22,316
Accrued interest payable	2,624	2,624	—	389	2,235
There were no transfers between valuation levels for any assets during the three months ended March 31, 2014. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period when the assets are valued.

9. Accumulated Other Comprehensive Income

The following tables present the changes in our accumulated other comprehensive income (loss), net of tax, by component for the periods indicated:

(Dollars in thousands)	Unrealized Gains (Losses) on Available-For-Sale Securities	Interest Rate Swaps	Defined Benefit Plan Items	Total

Beginning balance January 1, 2014	$(14,476)	$—	$(3,129)	$(17,605)
Other comprehensive income before reclassifications	3,267	25	—	3,292
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive income	3,267	25	—	3,292
Ending balance March 31, 2014	$(11,209)	$25	$(3,129)	$(14,313)

(Dollars in thousands)	Unrealized Gains (Losses) on Available-For-Sale Securities	Defined Benefit Plan Items	Total

Beginning balance January 1, 2013	$3,650	$(3,973)	$(323)
Other comprehensive loss before reclassifications	(2,985)	—	(2,985)
Amounts reclassified from accumulated other comprehensive income	(1,438)	(154)	(1,592)
Net current period other comprehensive loss	(4,423)	(154)	(4,577)
Ending balance March 31, 2013	$(773)	$(4,127)	$(4,900)

The following table presents the reclassifications out of our accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013:

(Dollars in thousands)	Amount Reclassified from AOCI
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Line Item in the Consolidated Statement of Operations
Available-for-sale securities:
Net realized gains on sale of securities	$—	$(2,377)	Securities gains, net
Income tax (benefit) expense	—	939	Income tax expense
Total, net of tax	—	(1,438)

Defined benefit plan items:
Net actuarial gains	—	(254)	Personnel expense
Income tax (benefit) expense	—	100	Income tax expense
Total, net of tax	—	(154)
Total reclassifications for the period	$—	$(1,592)

10. Subsequent Events

On April 14, 2014 the Company filed an S-3 Registration Statement under the Securities Act of 1933 to offer and sell up to $20,000,000 of common stock, and for the U.S. Treasury to offer and resell up to 1,107,626 shares (including 22,072 shares issuable upon exercise of a warrant) of the Company’s common stock. This registration statement was declared effective on April 30, 2014. While there can be no assurance when or if the US Treasury might decide to complete any sale or sales of its shares or the form of any such sales, in the event that the U.S. Treasury were to sell all of its shares of the Company's common stock, the Company believes that up to 267,937 shares of restricted stock awards granted to senior executives would become non-transferable under the U.S. Treasury’s TARP regulations. In such an event, the Company would expect to cancel any such non-transferable restricted stock awards.

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
Forward-looking statements contained in this quarterly Report on Form 10-Q are based on current expectations, estimates and projections about our business, management's beliefs and assumptions made by management. These statements are not guarantees of our future performance and involve certain risks, uncertainties and assumptions (called Future Factors), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. Future factors include, without limitation:

•	our ability to raise capital in amounts and at terms that will support our business needs and meet our Business Plan and regulatory expectations;

•	financial resources in the amount, at the times and on the terms required to support our future business;

•	changes in interest rates, spreads on earning assets and interest-bearing liabilities, the shape of the yield curve and interest rate sensitivity;

•	a prolonged period of low interest rates;

•	continued and increased credit losses and material changes in the quality of our loan portfolio;

•	continued decline in the value of our OREO;

•	increased competitive pressures in the banking industry or in our markets;

•	less favorable general economic conditions, either nationally or regionally, resulting in, among other things, a reduced demand for credit or other services;

•	a slowdown in the housing markets, or an increase in interest rates, either of which may reduce demand for mortgages;

•	changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board and Federal, State and local taxing authorities;

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

Financial highlights are presented in the accompanying table.
Selected Financial Data

(dollars in thousands, except per share data)	As of and for Three Months Ended
	March 31, 2014	March 31, 2013
Income Statement Data
Net interest income	$15,479	$15,173
Provision for (recovery of) loan losses	(684)	110
Noninterest income	3,943	6,533
Noninterest expense	18,806	24,339
Income (loss) before income taxes	1,300	(2,743)
Net income (loss)	1,277	(4,596)
Period End Balances
Assets	$2,008,481	$2,093,311
Loans held for sale	1,961	5,012
Loans held for investment (1)	1,219,785	1,113,765
Allowance for loan losses	26,039	29,641
Goodwill	4,205	4,205
Deposits	1,767,930	1,856,161
Borrowings	140,406	122,320
Shareholders' equity	85,331	89,374
Average Balances
Assets	$1,979,036	$2,107,869
Loans held for sale	1,298	4,616
Loans held for investment (1)	1,208,416	1,142,731
Allowance for loan losses	26,942	29,770
Goodwill	4,205	4,205
Deposits	1,739,354	1,864,961
Borrowings	142,244	123,902
Shareholders' equity	83,776	96,566
Per Common Share Data
Net income (loss) - basic and diluted	0.06	(0.21)
Book value (2)	3.88	4.12
Tangible book value (2)	3.39	3.58
Performance Ratios
Return on average assets	0.26%	(0.88)%
Return on average tangible assets (2)	0.26	(0.89)
Return on average equity	6.18	(19.30)
Return on average tangible equity (2)	7.11	(21.92)
Net interest margin (tax equivalent)	3.43	3.20
Core noninterest expense as a percentage of average assets (3)	3.59	3.66
Asset Quality Ratios
Allowance for loan losses to period end loans held for investment (1)	2.13%	2.66%
Nonperforming loans to period end allowance for loan losses (3)	130	238

Net annualized charge-offs (recoveries) to average loans held for investment (1)	0.02	(0.08)
Nonperforming assets to period end total assets (3)	2.9	5.6
Capital and Liquidity Ratios
Average equity to average assets	4.23%	4.58%
Leverage capital	6.20	5.37
Tier 1 risk-based capital	9.67	9.19
Total risk-based capital	12.80	12.58
Period end loans to period end deposits	69	60

(1) Loans held for investment, net of unearned income, before allowance for loan losses.
(2) Refer to the "Non-GAAP Measures" section in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

In addition to the Bank, we own FNB United Statutory Trust I, FNB United Statutory Trust II, and Catawba Valley Capital Trust II,
which were formed to facilitate the issuance of trust preferred securities. COB also owned Granite Mortgage, Inc., which ceased mortgage operations in 2009, filed for Chapter 11 bankruptcy on February 15, 2012 and was dissolved on May 5, 2014.

The Bank holds the stock of First National Investor Services, Inc., which holds deeds of trust for the Bank. The Bank had also owned
Dover Mortgage, which had previously engaged in the business of originating, underwriting and closing mortgage loans for sale in the secondary market. Dover ceased operations in the first quarter of 2011, filed for Chapter 11 bankruptcy on February 15, 2012 and was dissolved on April 28, 2014.
On October 21, 2011, as part of the recapitalization of COB, COB acquired Bank of Granite Corporation and its subsidiary bank, Bank of Granite, through the merger of a wholly owned subsidiary of ours into Granite Corp. (the “Merger”). Bank of Granite was merged into the Bank on June 8, 2013.
We earn revenue primarily from interest on loans and securities investments, mortgage banking income and fees charged for financial services provided to our customers. Offsetting these revenues are the cost of deposits and other funding sources, provision for loan losses and write-downs in the value of, gains and losses on disposition of, and holding costs associated with our OREO, and other operating costs such as: salaries and employee benefits, occupancy, data processing expenses, merger related expenses and tax expense.
Progress on 2014 goals
We made solid progress during the quarter in achieving the four goals we established for 2014:

1.	Grow loans

2.	Grow core deposits

3.	Invest in people and products while maintaining sound expense discipline

4.	Resolve our remaining credit issues
During the first quarter we grew loans by $7.5 million at an annualized growth rate of almost 3%. Excluding the impact of our continuing asset resolution activities, our pass rated portfolio grew $14.9 million, or at a 6% annualized rate, and we expect that future resolution activity will be less of a headwind going forward than in prior years. Loans grew in all our lines of business in the first quarter, and our lending oriented strategic initiatives are beginning to show results. Importantly, all of the loan growth in the first quarter was organic and we are ahead of our internal plan. Our loans to deposits ratio, which we plan to grow to the mid 70% range, was steady at 69%, as deposits grew consistent with loan growth.
Deposits also grew in the first quarter, by $19.2 million, or over 1%. This was an annual growth rate of over 4%. Growth was concentrated in low cost core deposits, which climbed 2% during the quarter. Noninterest-bearing deposits grew $25.1 million, or 9%, during the quarter, as these deposits rebounded from seasonal lows at year end. Through the first quarter, we are ahead of schedule to meet our 3% core deposit growth goal for 2014. Supporting our deposit growth strategies, our investments in enhanced treasury management capabilities and online and mobile banking capabilities are on schedule, with implementation beginning later this year.
Despite incremental spending related to our strategic initiatives, long-term equity compensation, and incentive compensation driven by improved financial performance, core noninterest expense was down 8% from a year ago as a result of expense synergies from the Merger and other ongoing cost reduction efforts, and was better than internal plan. Total noninterest expense declined $5.5 million, or 21%, year over year, as a result of reduced levels of OREO and associated expenses, and continued expense synergies as a result of the Merger. We continued to be disciplined in managing our personnel, and average full time equivalent employees (FTE) were 576, down from 596 in the fourth quarter and 613 in the first quarter of 2013, reductions of 3% and 6%, respectively. While NIE to average assets was 3.59% for the quarter, we are on track to achieve our goal of 3.50% for the year.
We also made good progress on our goal to resolve legacy credit issues. We are ahead of schedule on our resolution activities, with very little credit cost in the quarter. Nonperforming assets were reduced from 3.2% of total assets at year end to 2.9% at quarter end, versus our end of year 2014 goal of 2.3%. Classified assets were reduced $7.9 million, compared to our year end goal of a $40.0 million reduction, and our Bank classified asset ratio continues to drop, down from 70% at year end to 67% at quarter end. All of these metrics are better than our first quarter plan. Importantly, we made this progress with very little credit cost, with only two basis points in annualized net charge-offs during the quarter, and other real estate owned expenses of $0.3 million.

Results of Operations
Net Interest Income
Our principal source of revenue is net interest income. Net interest income is the difference between interest income earned on interest-earning assets, primarily loans and investment securities, and interest expense paid on interest-bearing deposits and other interest-bearing liabilities. The net interest margin measures how effectively we manage the mix of interest-earning assets and interest-bearing liabilities and the difference between the interest income earned on interest-earning assets and the interest expense paid for funds to support those assets. Fluctuations within net interest income are driven by changes in the mix of interest-earning assets and interest-bearing liabilities, changes in the interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities, the rate of growth of the interest-earning assets and interest-bearing liabilities base, the ratio of interest-earning assets to interest-bearing liabilities, and the management of interest rate sensitivity. An analysis of these changes is presented in the Average Balances and Net Interest Income Analysis - First Quarter for the three month periods ended March 31, 2014 and 2013.
Net interest margin (taxable equivalent) improved 23 basis points from 3.20% in the first quarter of 2013 to 3.43% in the first quarter of 2014. Net interest income on a taxable equivalent basis was $18.0 million for the three month period ended March 31, 2014, a decrease of $0.1 million from $18.1 million for the same period in 2013. The decrease in interest income is a result of lower earning assets, as cash balances decreased as a result of lower deposit levels. An increase in interest income on investment securities as a result of higher yields and an increase of $62.4 million in average loan balances, offset by lower yields on loans as a result of changes in accretion of fair value marks on the purchased loan portfolio. The yield on investment securities continued to improve as a result of investments purchased in the second quarter of 2013 and the impact of prepayment expectations as a result of rising interest rates in the mortgage-backed security portfolio.
The yield on average earning assets increased by 18 basis points during the first quarter of 2014 to 3.98% from 3.80% in the first quarter of 2013. The cost of interest-bearing liabilities declined during the first quarter of 2014 by 5 basis points to 0.63% compared to 0.68% in the first quarter of 2013, primarily as a result of the deposit mix shift to lower rate demand, savings and money market deposits and declines in interest rates on all deposit products. The cost of interest-bearing deposits declined 9 basis points, or 16%, from 0.57% for the first quarter of 2013 to 0.48% for the first quarter of 2014 as the percentage of CDs in our deposit portfolio declined from 37.3% to 32.4% at March 31, 2013 and 2014, respectively.
The following table summarizes the average balance sheets and net interest income/margin analysis for the three months ended March 31, 2014 and 2013. The interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively.

Average Balances and Net Interest Income Analysis - First Quarter

	Three Months Ended March 31,
	2014			2013
			Average			Average
(dollars in thousands)	Average	Income /	Yield /	Average	Income /	Yield /
	Balance (3)	Expense	Rate	Balance (3)	Expense	Rate
Interest-earning assets:
Loans (1)(2)	$1,209,714	$14,106	4.73%	$1,147,347	$14,833	5.24%
Taxable investment securities	560,556	3,695	2.67	565,225	3,073	2.20
Other earning assets	60,552	150	1.00	218,758	212	0.39
Total earning assets	1,830,822	17,951	3.98	1,931,330	18,118	3.80

Noninterest-earning assets:
Cash and due from banks	27,314			31,533
Goodwill and other intangible assets	10,953			10,798
Other assets, net	109,947			134,208
Total assets	$1,979,036			$2,107,869

Interest-bearing liabilities:
Interest-bearing demand deposits	$337,364	$250	0.30%	$356,586	$256	0.29%
Savings deposits	82,129	21	0.10	76,822	19	0.10
Money market deposits	448,686	265	0.24	457,190	246	0.22
Time deposits	574,848	1,166	0.82	719,891	1,726	0.97
Total interest-bearing deposits	1,443,027	1,702	0.48	1,610,489	2,247	0.57
Retail repurchase agreements	6,995	3	0.17	8,876	4	0.18
Federal Home Loan Bank advances	73,278	469	2.60	58,324	382	2.66
Other borrowed funds	61,971	274	1.79	56,702	264	1.89
Total interest-bearing liabilities	1,585,271	2,448	0.63	1,734,391	2,897	0.68

Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	296,327			254,472
Other liabilities	13,662			22,440
Shareholders' equity	83,776			96,566
Total liabilities and shareholders' equity	$1,979,036			$2,107,869

Net interest income and net yield on earning assets (4)		$15,503	3.43%		$15,221	3.20%

Interest rate spread (5)			3.35%			3.12%
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

During the three month period ended March 31, 2014, the provision for (recovery of) loan losses was $(0.7) million compared to $0.1 million in the same period of 2013, as a result of the impact of declining loss rates net of recoveries in recent periods and an increase in forecasted cash flows for Granite PI loans that resulted in the reversal of previously recorded impairment on pools of loans within this portfolio. During the three month periods ended March 31, 2014 and 2013, net charge-offs (recoveries) totaled $0.1 million and $(0.2) million, respectively, or 0.02% and (0.08)% of annualized average loans, respectively.

Noninterest Income

Noninterest income includes mortgage banking income, fees and service charges on deposit accounts, fees from cardholder and merchant services, fees and commissions related to trust and investment services, gains and losses on the sales of securities, and all other types of noninterest revenue.

For the three months ended March 31, 2014, noninterest income was $3.9 million compared to $6.5 million for the same period in 2013, a decrease of $2.6 million, or 40%, primarily the result of a $2.4 million decline in gain on sales of securities compared to the same period of 2013, and a $0.6 million decrease in mortgage loan sales income, partially offset by smaller increases in service charge income, cardholder and merchant services income and trust income. Core noninterest income, which excludes securities gains and losses, was $3.9 million, a decrease of $0.2 million from the first quarter of 2013. See "Non-GAAP Measures" for further discussion. Service charge income was $0.2 million higher as compared to the first quarter of 2013, or 14%.

	Three Months Ended
(dollars in thousands)	March 31, 2014	March 31, 2013
Noninterest Income
Service charges on deposit accounts	$1,564	$1,376
Mortgage loan income	174	744
Cardholder and merchant services income	1,113	1,069
Trust and investment services	358	241
Bank-owned life insurance	252	263
Other service charges, commissions and fees	352	258
Securities (loss)/gains, net	—	2,377
Other income	130	205
Total noninterest income	3,943	6,533
Less:
Securities (loss) gains, net	—	2,377
Core noninterest income (1)	$3,943	$4,156
(1) See "Non-GAAP Measures"
Noninterest Expense
Noninterest expense components are included in the next table and include salary and employee benefits, occupancy and equipment, and other expenses associated with our operations, in addition to credit related expenses related to OREO and loan collections, and one-time merger-related expenses incurred to acquire and integrate Granite.

Noninterest expenses were $18.8 million in the first quarter of 2014 compared to $24.3 million in the same period of 2013, a decrease of $5.5 million, or 23%. The decrease in noninterest expense was primarily attributable to a $1.5 million decrease in total OREO and loan collection expense, as a result of our substantial reduction in nonperforming loans and OREO assets from the prior year and stabilizing real estate prices during 2013 and 2014. Our 2013 expenses include $1.5 million of merger-related costs in preparation for the merger of Bank of Granite into the Bank in June 2013. Professional fees declined by $0.9 million from 2013 on reduced legal and consulting fees as a result of the improved condition of the Company and cost reduction efforts.

As a result of the level of problem assets, actions taken to dispose of those assets, actions taken to restructure the balance sheet, and the expenses to acquire and integrate Bank of Granite, there are a significant number of non-core items within our noninterest expense. Excluding the items that we identify as non-core, other real estate expenses, loan collection expenses, merger-related expense, branch closure and restructuring expenses, mortgage and litigation accruals and rebranding expenses, the core noninterest expense ("Core NIE"), was $17.8 million in the first quarter of 2014. See "Non-GAAP Measures" for further discussion. This Core NIE was $1.5 million lower than Core NIE of $19.3 million in the same quarter in 2013. On a comparative basis, Core NIE as a percent of average assets was 3.59% in the first quarter of 2014, down 2% from 3.66% in the same quarter of 2013.
Full-time equivalent employees averaged 576 employees for the first quarter of 2014 versus 613 employees for the first quarter of 2013. At March 31, 2014, there were 572 full-time equivalent employees.

	Three Months Ended
(dollars in thousands)	March 31, 2014	March 31, 2013
Noninterest Expense
Personnel expense	$10,393	$10,679
Net occupancy expense	1,553	1,831
Furniture, equipment and data processing expense	2,003	2,368
Professional fees	633	1,493
Stationery, printing and supplies	162	186
Advertising and marketing	153	665
Other real estate owned expense	261	883
Credit/debit card expense	595	425
FDIC insurance	639	670
Loan collection expense	657	1,519
Merger-related expense	—	1,509
Core deposit intangible amortization	352	352
Other expense	1,405	1,759
Total noninterest expense	18,806	24,339
Less:
Other real estate owned expense	261	883
Merger-related expense	—	1,509
Loan collection expense	657	1,519
Rebranding expenses	—	552
Mortgage and litigation accrual	(75)	—
Branch closure and restructuring expense	183	587
Core noninterest expense (1)	$17,780	$19,289
(1) See "Non-GAAP Measures"
Provision for Income Taxes
Income tax expense (benefit) totaled $23 thousand for the first quarter of 2014 and $1.9 million for the first quarter of 2013. Our provision for income taxes, as a percentage of income (loss) before income taxes, was 1.8% and (67.6)% for the three months ended March 31, 2014 and March 31, 2013, respectively. The change resulted primarily from the impact of the change in the market value of available-for-sale securities relating to our tax strategy for securities with losses on our net deferred tax assets, and a reduction in the corresponding valuation allowance that was recorded as income tax benefit.

Balance Sheet Review
Total assets at March 31, 2014 were $2.01 billion, an increase of $23.4 million, or 1.2%, compared to total assets of $1.99 billion at December 31, 2013.
Cash and interest-bearing balances were $105.0 million at March 31, 2014, an increase of $37.5 million, or 56%, compared to $67.4 million at December 31, 2013, primarily as a result of increases in the deposit portfolio and repayments and maturities of investment portfolio securities.
Total investment securities decreased $14.9 million during the first three months of 2014, from $566.4 million at December 31, 2013 to $551.5 million at March 31, 2014, a decrease of 3%. The portfolio is comprised of U.S. federal agency securities and federal agency MBSs (GSE), private residential MBSs, commercial MBSs (GSE), private commercial MBSs, Business Development Company investments and corporate debt securities. During the first quarter of 2013, we began to purchase investment securities to be held-to-maturity. At March 31, 2014 there were $149.1 million of investment securities so designated.
Gross loans held for investment increased $7.5 million, or 1%, during the first three months of 2014, from $1,212.2 million at December 31, 2013 to $1,219.8 million at March 31, 2014. The increase was primarily the result of loan originations net of reductions in problem loans. Loans held for investment grew in all lines of business during the first quarter.
Other real estate owned ("OREO") and other foreclosed property decreased $3.8 million during the first three months of 2014, from $28.4 million at December 31, 2013 to $24.6 million at March 31, 2014, as a result of $3.8 million of OREO sales and $0.3 million of write-downs and losses, partially offset by the addition of $0.3 million of OREO properties. At March 31, 2014, 11 assets with a net carrying amount of $3.6 million were under contract for sale. Estimated losses, if any, with these sales have been recognized in the Consolidated Statements of Operations in the first three months of 2014. Actual gains, if any, will be recorded at the time of sale.
Total deposits were $1.77 billion at March 31, 2014, an increase of $19.2 million, or 1% from $1.75 billion at December 31, 2013. We continued to shift the mix of deposits from higher cost time deposits, including higher rate CDs and brokered CDs, towards lower rate demand, savings and money market deposits. At March 31, 2014, CDs comprised 32.4% of total deposits compared to 33.3% at December 31, 2013. Noninterest-bearing deposits increased $25.1 million, or 9%, from $290.5 million at December 31, 2013 to $315.5 million at March 31, 2014, as these deposits rebounded from seasonal lows at year end 2013. The total cost of interest-bearing deposits declined by 9 basis points from 0.57% in the first three months of 2013 to 0.48% in the first three months of 2014. The cost of all deposits, including noninterest-bearing deposits, fell to 0.40% for the first three months of 2014, a decline of 9 basis points from 0.49% for the first three months of 2013.
Shareholders' equity at March 31, 2014 was $85.3 million as compared to $80.4 million at December 31, 2013. The book value per share was $3.88 at March 31, 2014 and average equity to average assets was 4.23% for the three months ended March 31, 2014 as compared to a book value per share of $3.68 and average equity to average assets of 4.18% for the year ended December 31, 2013. The change in shareholders' equity reflects net income to common shareholders for the three months ended March 31, 2014 of $1.3 million as well as $3.3 million other comprehensive income, net of tax, including unrealized loss on available-for-sale securities described below. We did not declare common dividends during the three months ended March 31, 2014, and will not pay any dividends until such time as we either receive or are not required to receive regulatory approval for the payment of dividends. We do not expect to pay dividends to shareholders for the foreseeable future.
Investment Securities
We evaluate all securities on a quarterly basis, and more frequently as economic conditions warrant, to determine if an other than temporary impairment (“OTTI”) exists. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than book value, the financial conditions and near-term prospects of the issuer, and the ability and intent of COB to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, we may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in shareholders' equity) and not recognized in income until the security is ultimately sold. As of March 31, 2014, there were no securities considered by COB to have OTTI.
During the first three months of 2014, changes in the overall level of interest rates resulted in net unrealized gains of $5.3 million in our available-for-sale portfolio. As a result, an unrealized gain of $3.3 million in the first three months of 2014, net of deferred taxes of $2.0 million, has been recorded in Other Comprehensive Income. We do not expect to sell these securities and realize these losses.
Asset Quality
Management considers asset quality to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. This function reports directly to the Risk Management Committee of the Board of Directors, and is independent of loan origination.

Acquired Loans
Loans acquired in the Merger ("Granite Purchased Loans") include purchased impaired loans ("PI loans") and purchased contractual loans ("PC loans"). At March 31, 2014 there were $178.5 million of Granite Purchased Loans, of which $29.5 million were PC loans, $10.2 million were PI loans with no subsequent credit deterioration and $138.8 million were PI loans with subsequent credit deterioration.
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
At March 31, 2014, an ALL of $5.2 million was required for the PI loans, and these loans are presented on an accruing basis.
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
The level of nonperforming loans continued to decline, from $35.2 million or 2.90% of loans held for investment at December 31, 2013, to $33.9 million, or 2.78% of loans held for investment at March 31, 2014. OREO and repossessed assets were $24.6 million at March 31, 2014, compared to $28.4 million at December 31, 2013, a decline of $3.8 million. During the second quarter of 2013, we accelerated the periodic reappraisal of our OREO portfolio and received third party appraisals on our entire OREO portfolio. During the first three months of 2014, we recorded net write-downs (net of gains on sales) of OREO of $0.3 million as compared to $0.2 million during the first three months of 2013. We have experienced stabilizing real estate prices during 2013 and 2014, and OREO sales in excess of additions to the portfolio. Total nonperforming assets declined 8% from $63.6 million at December 31, 2013 to $58.6 million at March 31, 2014, and represented 2.92% of total assets, an improvement from 3.20% at December 31, 2013.
Commercial real estate secured lending (including commercial, construction and land development) is a significant portion of our commercial loan portfolio. These categories constitute $463.4 million, or approximately 38%, of our total loans held for investment portfolio at March 31, 2014, unchanged from 38% at December 31, 2013. These categories are generally affected by changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature.
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

Estimated credit losses should meet the criteria for accrual of a loss contingency, i.e., a provision to the ALL, set forth in GAAP. Our methodology for determining the ALL is based on GAAP, the Interagency Policy Statement on the Allowance for Loan and Lease Losses and other regulatory and accounting pronouncements. The ALL is determined by the sum of three separate components:  (i) the impaired loan component, which addresses specific reserves for impaired loans; (ii) the general reserve component, which addresses reserves for pools of homogeneous loans; and (iii) an unallocated reserve component (if any) based on management's judgment and experience. The loan pools and impaired loans are mutually exclusive; any loan that is impaired should be excluded from its homogenous pool for purposes of that pool's reserve calculation, regardless of the level of impairment. We have established a de minimis threshold for loan exposures that, if found to be impaired, will have impairment determined by applying the same general reserve rate as nonimpaired loans within the same pool.
The allowance for loan losses of $26.8 million at December 31, 2013 decreased by 3% to $26.0 million at March 31, 2014. The ALL, as a percentage of loans held for investment, amounted to 2.13% at March 31, 2014 compared to 2.21% at December 31, 2013. Net charge-offs were $0.1 million in the first three months of 2014 compared to net recoveries of $0.2 million in the first three months of 2013. Annualized net charge-offs in the first three months of 2014 were 0.02% of average loans, compared to annualized net recoveries of 0.08% in the same period of 2013. The majority of 2014 charge-offs were related to impaired loans, with specific reserves established in prior periods.
Actual past due loans and loan charge-offs have declined and management continues to diligently work to improve asset quality. Management believes the ALL of $26.0 million at March 31, 2014 is adequate to cover probable losses inherent in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management's judgments are based on numerous assumptions about current events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of COB. Additional information on the ALL is presented in Note 4 to the consolidated financial statements.
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

The following table presents COB's investment in loans considered to be impaired and related information on those impaired loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, not individually reviewed for impairment	$4,670	$—	$4,612	$—
Impaired loans, individually reviewed, with no impairment	33,317	—	39,865	—
Impaired loans, individually reviewed, with impairment	8,112	1,119	2,965	927
Total impaired loans *	$46,099	$1,119	$47,442	$927

Purchased impaired loans with subsequent deterioration	138,789	5,237	161,307	5,560
Purchased impaired loans with no subsequent deterioration	10,244	—	344	—
Total Reserves		6,356		6,487
Average impaired loans calculated using a simple average	$46,771		$65,527
* Included at March 31, 2014 and December 31, 2013 were $12.5 million and $12.1 million, respectively, in restructured and performing loans.

Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of COB's customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities, and (d) availability under lines of credit. At March 31, 2014, the total amount of these four items was $549.0 million, or 27% of total assets, an increase of $23.9 million from $525.1 million, or 27% of total assets, at December 31, 2013. COB could also access $292.9 million of additional borrowings under credit lines by pledging additional collateral.
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
At March 31, 2014, $90.2 million of the investment securities portfolio was pledged to secure public deposits, $18.3 million was pledged to retail repurchase agreements and $76.5 million was pledged to others, leaving $364.0 million available as lendable collateral.
Commencing the first quarter of 2012, we resumed deferring the payment of cash dividends on the Company's outstanding junior subordinated debentures.

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
COB's balance sheet continued to be asset-sensitive at March 31, 2014. During 2013, increases in long-term interest rates that extended the duration of our fixed-rate mortgage-backed investment securities portfolio, purchases of $134 million of fixed-rate residential mortgage pools and the conversion of $50 million of fixed rate FHLB advances to floating rate reduced our overall level of asset sensitivity. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. COB's asset sensitivity is primarily derived from cash and due from banks position, prime-based commercial loans that adjust as the prime interest rate changes and the long duration of its indeterminate term deposits. These prime-based loans are primarily funded by deposits that are not expected to reprice as quickly as the loans. Management believes COB's risk to changes in interest rates to be moderate.

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
The prompt corrective action provisions of federal law require the federal bank agencies to take prompt corrective action to resolve problems of insured depository institutions such as the Bank. The extent of these powers depends upon whether the institution is designated as well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. The minimum capital requirements to be characterized as “well-capitalized” and “adequately capitalized,” as defined by the applicable provisions of federal law, and COB and the Bank's capital ratios as of March 31, 2014 were as follows:

			Minimum Regulatory Requirement
	CommunityOne Bancorp	CommunityOne Bank	Adequately Capitalized	Well- Capitalized
Leverage capital ratio	6.20%	7.74%	4.00%	5.00%
Tier 1 risk-based capital ratio	9.67%	12.09%	4.00%	6.00%
Total risk-based capital ratio	12.80%	13.38%	8.00%	10.00%

On June 10, 2013, the OCC terminated the Bank Consent Order; however, the Bank has continuing obligations to, among other things, adhere to its 2013 Business Plan, including maintaining the capital ratios in the Plan, and will continue to have restrictions on its ability to pay dividends. With the lifting of the Consent Order, the Bank is considered “well-capitalized” under the applicable provisions of the Federal Deposit Insurance Act. On November 5, 2013, the FRBR terminated its Written Agreement with the Company which had been entered into on October 21, 2010. With the termination of the Written Agreement, the Company and the Bank are no longer subject to any formal supervisory orders. However, the Company continues to have restrictions on its ability to declare or pay dividends, distribute interest, principal or other amounts on its trust preferred securities, incurring, increasing or guaranteeing any debt, or repurchasing or redeeming any shares of stock.
The federal banking agencies have issued revised capital rules that will change the leverage and risk-based capital requirements (including the prompt corrective action framework), which will become effective for community banks as of January 1, 2015. Under these final rules, the definition of the regulatory capital components and minimum capital requirements will materially change. Among the most important of these changes is that a new common equity Tier 1 risk-based capital ratio of 4.5% has been added, and the overall Tier 1 risk-based capital ratio has been raised to 6%. Certain deductions from common equity will be expanded and others, including mortgage servicing assets and deferred tax assets subject to temporary timing differences, will be subject to threshold deductions. In addition, the agencies are requiring a capital conservation buffer of up to 2.5% above each of the capital ratio requirements (common equity tier 1, tier 1, and total risk-based capital) which must be met for a bank to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction. This capital conservation buffer will be phased in over a four year period starting on January 1, 2016. The rulemakings also change the risk-weighting of certain assets, including “high volatility” commercial real estate, past due assets, structured securities and equity holdings. We believe that these changes, when implemented, will not have a material effect on COB or the Bank.
Application of Critical Accounting Policies
Our accounting policies are in accordance with GAAP and with general practice within the banking industry and are fundamental to understanding management's discussion and analysis of results of operations and financial condition. Our significant accounting policies are discussed in detail in Note 1 of the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2013, as amended ("Form 10-K"), and are described below.
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
Treatment of Deferred Tax Assets
Management's determination of the realization of deferred tax assets is based upon its judgment of various future events and uncertainties, including the timing and amount of future income earned and the implementation of various tax plans to maximize realization of the deferred tax assets. In evaluating the positive and negative evidence to support the realization of the asset under current guidance, there is insufficient positive evidence to support a conclusion that it is more likely than not this asset will be realized in the foreseeable future. Examinations of the income tax returns or changes in tax law may impact our tax liabilities and resulting provisions for income taxes.
A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of historical credit losses, COB is in a three-year cumulative pre-tax loss position as of March 31, 2014. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset, which is difficult to overcome. Our estimate of the realization of its deferred tax assets was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years and estimated unrealized losses in the available-for-sale investment portfolio. In total, we have a net deferred tax asset of $155.8 million which is offset by a valuation allowance of $147.6 million. We did not consider future taxable income in determining the realizability of the deferred tax assets. We expect our income tax expense (benefit) will be negligible except for tax expense or benefit related to the change in the deferred tax liability related to available-for-sale securities until profitability has been restored and such profitability is considered sustainable. At that time, a portion of the valuation allowance would be reversed. Reversal of the valuation allowance requires a great deal of judgment and will be based on the circumstances that exist as of that future date. If future events differ significantly from our current forecasts, we may need to increase this valuation allowance.
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
Non-GAAP Measures
This quarterly Report on Form 10-Q contains financial information determined by methods other than in accordance with GAAP. We use these non-GAAP measures in our analysis of COB's performance. Some of these non-GAAP measures exclude goodwill, core deposit premiums and other intangibles from the calculations of return on average assets and return on average equity. We believe presentations of financial measures excluding the impact of goodwill, core deposit premiums and other intangible assets provide useful supplemental information that is essential to a proper understanding of the operating results of our core businesses. In addition, certain designated net interest income amounts are presented on a taxable equivalent basis. We believe that the presentation of net interest income on a taxable equivalent basis aids in the comparability of net interest income arising from taxable and tax-exempt sources. We believe that other non-GAAP measures that exclude credit and non recurring income and expenses provide useful supplemental information that enhances the understanding of our core operating results.
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

•	“Average tangible shareholders’ equity” is defined as average shareholders’ equity reduced by average recorded goodwill, and average other intangible assets.

•	“Average tangible assets” is defined as average total assets reduced by average recorded goodwill and average other intangible assets.

•	“Tangible shareholders’ equity” is defined as shareholders’ equity reduced by recorded goodwill and other intangible assets

•	“Tangible assets” is defined as total assets reduced by recorded goodwill and other intangible assets.

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

The following tables provide a more detailed analysis of these non-GAAP measures:

(dollars in thousands, except per share data)	As of and for the three months ended March 31, 2014	As of and for the year ended December 31, 2013	As of and for the three months ended March 31, 2013
Total average shareholders' equity	$83,776	$85,576	$96,566
Less:
Average goodwill	(4,205)	(4,205)	(4,205)
Average core deposit and other intangibles	(6,748)	(7,207)	(7,340)
Average tangible shareholders' equity (non-GAAP)	$72,823	$74,164	$85,021

Total average assets	$1,979,036	$2,047,146	$2,107,869
Less:
Average goodwill	(4,205)	(4,205)	(4,205)
Average core deposit and other intangibles	(6,748)	(7,207)	(7,340)
Average tangible assets (non-GAAP)	$1,968,083	$2,035,734	$2,096,324

Total shareholders' equity	$85,331	$80,361	$89,374
Less:
Goodwill	(4,205)	(4,205)	(4,205)
Core deposit and other intangibles	(6,597)	(6,914)	(7,445)
Tangible shareholders' equity (non-GAAP)	$74,529	$69,242	$77,724

Total assets	$2,008,481	$1,985,032	$2,093,311
Less:
Goodwill	(4,205)	(4,205)	(4,205)
Core deposit and other intangibles	(6,597)	(6,914)	(7,445)
Tangible assets (non-GAAP)	$1,997,679	$1,973,913	$2,081,661

Book value per common share	$3.88	$3.70	$4.12
Effect of intangible assets	(0.49)	(0.51)	(0.54)
Tangible book value per common share (non-GAAP)	$3.39	$3.19	$3.58

(dollars in thousands)	Three Months Ended
	March 31, 2014	March 31, 2013
Total noninterest expense	$18,806	$24,339
Less:
Other real estate owned expense	261	883
Loan collection expense	657	1,519
Merger-related expense	—	1,509
Rebranding expenses	—	552
Granite mortgage and litigation accrual	(75)	—
Branch closure and restructuring expense	183	587
Total non-core noninterest expense (non-GAAP)	1,026	5,050
Core noninterest expense (non-GAAP)	$17,780	$19,289

Total noninterest income	$3,943	$6,533
Less:
Securities gains (losses), net	—	2,377
Total non-core noninterest income (non-GAAP)	—	2,377
Core noninterest income (non-GAAP)	$3,943	$4,156

Income loss from continuing operations, before income taxes	$1,300	$(2,743)
Non-core noninterest expense (non-GAAP)	1,026	5,050
Less: Non-core noninterest income (non-GAAP)	—	(2,377)
Provision for (recovery of) loan losses	(684)	110
Core earnings (non-GAAP)	$1,642	$40

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
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
The objective of asset/liability management is the maximization of net interest income within our risk guidelines. This objective is accomplished through management of our balance sheet composition, maturities, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates and customer preferences.
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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Sections 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934), was carried out under the supervision and with the participation of COB's Chief Executive Officer and Chief Financial Officer and several other members of senior management as of March 31, 2014, the last day of the period covered by this Quarterly Report. COB's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management (including COB's Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal Control Changes
We assess the adequacy of our internal control over financial reporting quarterly and enhance our internal controls in response to internal control assessments and internal and external audit and regulatory recommendations. No control enhancements during the quarter ended March 31, 2014 have materially affected, or are reasonably likely to materially affect, COB’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
In the ordinary course of operations, COB is party to various legal proceedings. COB is not involved in, nor has it terminated during the three months ended March 31, 2014, any pending legal proceedings other than routine, nonmaterial proceedings occurring in the ordinary course of business.
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

CommunityOne Bancorp
(Registrant)

Date: May 9, 2014                    By:    /s/ DAVID L. NIELSEN
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