Form 10-Q
period 2014-06-30
CommunityOne Bancorp
filed 2014-08-08
CIK 764811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014	Commission File Number 0-13823

COMMUNITYONE BANCORP
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1456589
(State of Incorporation)	(I.R.S. Employer Identification No.)
1017 E. Morehead Street
Charlotte, North Carolina	28204
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2014 (the most recent practicable date), the Registrant had outstanding approximately 21,738,699 shares of Common Stock.

CommunityOne Bancorp and Subsidiaries
Report on Form 10-Q
June 30, 2014

i

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
CommunityOne Bancorp and Subsidiaries
Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)	June 30, 2014	December 31, 2013*
Assets
Cash and due from banks	$30,377	$31,917
Interest-bearing bank balances	40,100	35,513
Investment securities:
Available-for-sale, at estimated fair value (amortized cost of $409,715 in 2014 and $438,057 in 2013)	399,110	414,614
Held-to-maturity, at amortized cost (estimated fair value of $142,288 in 2014 and $141,125 in 2013)	147,055	151,795
Loans held for sale	1,765	1,836
Loans held for investment	1,269,865	1,212,248
Less: Allowance for loan losses	(23,975)	(26,785)
Net loans held for investment	1,245,890	1,185,463
Premises and equipment, net	47,855	50,889
Other real estate owned and property acquired in settlement of loans	21,871	28,395
Core deposit premiums and other intangibles	6,296	6,914
Goodwill	4,205	4,205
Bank-owned life insurance	40,504	39,940
Other assets	28,485	33,551
Total Assets	$2,013,513	$1,985,032
Liabilities
Deposits:
Noninterest-bearing demand deposits	$321,829	$290,461
Interest-bearing deposits:
Demand, savings and money market deposits	850,514	875,970
Time deposits of $100 or more	241,844	229,395
Other time deposits	349,578	352,879
Total deposits	1,763,765	1,748,705
Retail repurchase agreements	8,333	6,917
Federal Home Loan Bank advances	73,259	73,283
Long-term notes payable	5,300	5,263
Junior subordinated debentures	56,702	56,702
Other liabilities	13,457	13,801
Total Liabilities	1,920,816	1,904,671
Shareholders' Equity
Preferred stock, 10,000,000 shares authorized
Series A, $10.00 par value; 51,500 shares issued and no shares outstanding in 2014 and 2013	—	—
Series B, no par value, authorized 250,000 shares, no shares issued and outstanding in 2014 and 2013	—	—
Common stock, no par value; authorized 2,500,000,000 shares, issued 21,738,699 shares in 2014 and 21,861,418 in 2013	462,206	461,636
Accumulated deficit	(359,601)	(363,670)
Accumulated other comprehensive loss	(9,908)	(17,605)
Total Shareholders' Equity	92,697	80,361
Total Liabilities and Shareholders' Equity	$2,013,513	$1,985,032
See accompanying notes to consolidated financial statements.
* Derived from audited consolidated financial statements

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest Income
Interest and fees on loans	$14,376	$14,422	$28,457	$29,207
Interest and dividends on investment securities:
Taxable income	3,731	3,518	7,426	6,578
Non-taxable income	—	—	—	14
Other interest income	156	197	307	409
Total interest income	18,263	18,137	36,190	36,208
Interest Expense
Deposits	1,741	2,090	3,443	4,337
Retail repurchase agreements	3	4	6	9
Federal Home Loan Bank advances	514	365	983	747
Other borrowed funds	287	264	561	528
Total interest expense	2,545	2,723	4,993	5,621
Net Interest Income before Provision for Loan Losses	15,718	15,414	31,197	30,587
Recovery of loan losses	(1,685)	(1,057)	(2,369)	(947)
Net Interest Income after Provision for Loan Losses	17,403	16,471	33,566	31,534
Noninterest Income
Service charges on deposit accounts	1,619	1,681	3,183	3,057
Mortgage loan income	261	921	435	1,665
Cardholder and merchant services income	1,209	1,174	2,322	2,243
Trust and investment services	399	394	757	635
Bank-owned life insurance	278	276	530	538
Other service charges, commissions and fees	332	337	684	595
Securities gains, net	720	345	720	2,723
Other income	75	119	205	324
Total noninterest income	4,893	5,247	8,836	11,780
Noninterest Expense
Personnel expense	9,956	10,807	20,349	21,486
Net occupancy expense	1,512	1,671	3,065	3,502
Furniture, equipment and data processing expense	2,047	2,094	4,050	4,462
Professional fees	467	760	1,100	2,253
Stationery, printing and supplies	173	187	335	373
Advertising and marketing	147	179	300	844
Other real estate owned expense	954	3,332	1,215	4,214
Credit/debit card expense	604	473	1,199	898
FDIC insurance	595	664	1,234	1,334
Loan collection expense	551	1,408	1,208	2,979
Merger-related expense	—	1,989	—	3,498
Core deposit intangible amortization	352	352	704	704
Other expense	1,910	749	3,315	2,457
Total noninterest expense	19,268	24,665	38,074	49,004
Income (loss) before income taxes	3,028	(2,947)	4,328	(5,690)
Income tax expense	236	236	259	2,089
Net income (loss)	$2,792	$(3,183)	$4,069	$(7,779)

Weighted average number of shares outstanding - basic	21,888,772	21,729,329	21,912,084	21,713,808
Weighted average number of shares outstanding - diluted	21,899,994	21,729,329	21,925,798	21,713,808
Net income (loss) per share - basic and diluted	$0.13	$(0.15)	$0.19	$(0.36)
See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(dollars in thousands)	Three Months Ended June 30,
	2014	2013
Net income (loss)	$2,792	$(3,183)
Other comprehensive income (loss):
Unrealized holdings gains (losses) arising during the period on available-for-sale securities	8,266	(16,514)
Tax effect	(3,161)	6,523
Unrealized holdings gains (losses) arising during the period on available-for-sale securities, net of tax	5,105	(9,991)
Reclassification adjustment for gain on available-for-sale securities included in net income	(720)	(345)
Tax effect	275	136
Reclassification adjustment for gain on available-for-sale securities included in net income, net of tax	(445)	(209)
Unrealized gain (loss) on interest rate swaps	(414)	—
Tax effect	159	—
Unrealized gain (loss) on interest rate swaps, net of tax	(255)	—
Change in defined benefit plans liability	—	(255)
Tax effect	—	101
Change in defined benefit plans liability, net of tax	—	(154)
Other comprehensive income (loss), net of tax	4,405	(10,354)
Comprehensive income (loss)	$7,197	$(13,537)

(dollars in thousands)	Six Months Ended June 30,
	2014	2013
Net income (loss)	$4,069	$(7,779)
Other comprehensive income (loss):
Unrealized holdings gains (losses) arising during the period on available-for-sale securities	13,557	(21,448)
Tax effect	(5,185)	8,472
Unrealized holdings gains (losses) arising during the period on available-for-sale securities, net of tax	8,372	(12,976)
Reclassification adjustment for (gain) losses on available-for-sale securities included in net income	(720)	(2,723)
Tax effect	275	1,076
Reclassification adjustment for (gain) losses on available-for-sale securities included in net income, net of tax	(445)	(1,647)
Unrealized gain (loss) on interest rate swaps	(373)	—
Tax effect	143	—
Unrealized gain (loss) on interest rate swaps, net of tax	(230)	—
Change in defined benefit plans liability	—	(509)
Tax effect	—	201
Change in defined benefit plans liability, net of tax	—	(308)
Other comprehensive income (loss), net of tax:	7,697	(14,931)
Comprehensive income (loss)	$11,766	$(22,710)
See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)
For Six Months Ended June 30, 2014 and 2013

						Accumulated
(dollars in thousands, except share and per share data)						Other
	Preferred Stock		Common Stock		Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Total
Balance, December 31, 2012	—	$—	21,698,115	$460,955	$(362,187)	$(323)	$98,445
Comprehensive loss:
Net loss	—	—	—	—	(7,779)	—	(7,779)
Other comprehensive income, net of tax	—	—	—	—	—	(14,931)	(14,931)
Stock options and restricted stock awards:
Compensation expense recognized	—	—	—	297	—	—	297
Issuance of restricted stock awards, net of cancellations	—	—	37,823	—	—	—	—
Shares issued as compensation to directors			935	14			14
Balance, June 30, 2013	—	$—	21,736,873	$461,266	$(369,966)	$(15,254)	$76,046
Balance, December 31, 2013	—	$—	21,861,418	$461,636	$(363,670)	$(17,605)	$80,361
Comprehensive income:
Net income	—	—	—	—	4,069	—	4,069
Other comprehensive income, net of tax	—	—	—	—	—	7,697	7,697
Stock options and restricted stock awards:
Compensation expense recognized	—	—	—	529	—	—	529
Issuance of restricted stock awards, net of cancellations	—	—	(125,475)	—	—	—	—
Shares issued as compensation to directors	—	—	2,756	41	—	—	41
Balance, June 30, 2014	—	$—	21,738,699	$462,206	$(359,601)	$(9,908)	$92,697

See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)	Six Months Ended June 30,
	2014	2013
Operating Activities
Net income (loss)	$4,069	$(7,779)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization of premises and equipment	1,904	1,829
Provision for (recovery of) loan losses	(2,369)	(947)
Deferred income taxes	259	2,089
Deferred loan fees and costs, net	61	(1,093)
Premium amortization and discount accretion of investment securities, net	1,193	2,334
Net gain on sale of investment securities	(720)	(2,723)
Amortization of core deposit premiums	704	704
Net accretion on acquired loans	(5,285)	(8,744)
Stock compensation expense	570	311
Increase in cash surrender value of bank-owned life insurance, net	(564)	(572)
Loans held for sale:
Origination of loans held for sale	(27,879)	(67,783)
Net proceeds from sale of loans held for sale	28,231	71,958
Net gain on sale of loans held for sale	(281)	(1,277)
Mortgage servicing rights capitalized	(310)	(724)
Mortgage servicing rights amortization	225	113
Net gain on sale of premises and equipment	(11)	—
Net loss on sales and write-downs of other real estate owned	934	2,764
Changes in assets and liabilities:
Decrease in accrued interest receivable and other assets	1,715	1,881
Increase in accrued interest payable and other liabilities	(307)	1,729
Net cash provided by (used in) operating activities	2,139	(5,930)
Investing Activities
Available-for-sale securities:
Proceeds from sales	2,473	174,492
Proceeds from maturities, calls and principal repayments	25,585	41,895
Purchases	—	(128,681)
Held-to-maturity securities:
Proceeds from maturities, calls and principal repayments	4,550	556
Purchases	—	(155,394)
Net increase in loans held for investment	(52,404)	(12,483)
Proceeds from sales of other real estate owned	5,229	30,675
Purchases of premises and equipment	(1,002)	(1,603)
Proceeds from sales of premises and equipment	25	37
Net cash used in investing activities	(15,544)	(50,506)
Financing Activities
Net increase (decrease) in deposits	15,060	(95,116)
Increase in retail repurchase agreements	1,416	434
Decrease in Federal Home Loan Bank advances	(24)	(22)
Net cash (used in) provided by financing activities	16,452	(94,704)
Net Increase (Decrease) in Cash and Cash Equivalents	3,047	(151,140)
Cash and Cash Equivalents at Beginning of Period	67,430	239,610
Cash and Cash Equivalents at End of Period	$70,477	$88,470

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$4,485	$5,525
Noncash transactions:
Foreclosed loans transferred to other real estate owned	1,251	6,793
Loans to facilitate the sale of other real estate owned	1,699	488
Unrealized securities gains/(losses), net of income taxes	7,927	(14,623)
Transfer of fixed assets to other assets	2,136	—
Employee benefit plan costs, net of income taxes	—	(308)
Unrealized gain (loss) on interest rate swaps, net of income taxes	(230)	—
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
We earn revenue primarily from interest on loans and securities investments, mortgage banking income and fees charged for financial services provided to our customers. Offsetting these revenues are the cost of deposits and other funding sources, provision for loan losses and write-downs in the value of, gains and losses on disposition of and holding costs associated with our OREO, and other operating costs such as: salaries and employee benefits, occupancy, data processing expenses, merger-related expenses and tax expense.
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
In the opinion of management, the accompanying consolidated financial statements contain the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of COB as of June 30, 2014 and December 31, 2013, and the results of its operations for the three and six months, and cash flows for the six months ended June 30, 2014 and 2013, respectively.
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

The following table summarizes the amortized cost and estimated fair value of investment securities and presents the related gross unrealized gains and losses:

June 30, 2014
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of:
U.S. government sponsored enterprises	$2,040	$24	$—	$2,064
Residential mortgage-backed securities-GSE	347,916	1,278	12,298	336,896
Residential mortgage-backed securities-Private	18,404	1,104	—	19,508
Commercial mortgage-backed securities-GSE	22,573	—	522	22,051
Commercial mortgage-backed securities-Private	10,387	—	241	10,146
Corporate notes	8,395	50	—	8,445
Total available-for-sale	$409,715	$2,456	$13,061	$399,110
Held-to-Maturity:
Residential mortgage-backed securities-GSE	136,987	—	4,589	132,398
Commercial mortgage-backed securities-Private	10,068	—	178	9,890
Total held-to-maturity	$147,055	$—	$4,767	$142,288
Total investment securities	$556,770	$2,456	$17,828	$541,398

December 31, 2013
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of:
U.S. government sponsored enterprises	$2,051	$26	$—	$2,077
Residential mortgage-backed securities-GSE	364,513	974	24,340	341,147
Residential mortgage-backed securities-Private	19,770	982	—	20,752
Commercial mortgage-backed securities-GSE	22,767	—	1,328	21,439
Commercial mortgage-backed securities-Private	10,408	—	823	9,585
Business Development Company investment	1,753	984		2,737
Corporate notes	16,795	82	—	16,877
Total available-for-sale	$438,057	$3,048	$26,491	$414,614
Held-to-Maturity:
Residential mortgage-backed securities-GSE	141,724	—	9,907	131,817
Commercial mortgage-backed securities-Private	10,071	—	763	9,308
Total held-to-maturity	$151,795	$—	$10,670	$141,125
Total investment securities	$589,852	$3,048	$37,161	$555,739
As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB based generally upon the balances of total assets and FHLB advances. FHLB capital stock is pledged to secure FHLB advances. This investment is carried at cost since no ready market exists for FHLB stock and there is no quoted market value. However, redemption of this stock has historically been at par value. The Bank owned a total of $5.1 million of FHLB stock at June 30, 2014 and $5.9 million at December 31, 2013. Due to the redemption provisions of FHLB stock, we have estimated that fair value approximated cost and that this investment was not impaired at June 30, 2014. FHLB stock is included in other assets at its original cost basis.
As a member bank of the Federal Reserve Bank of Richmond (“FRBR”), the Bank also is required to own capital stock of the FRBR based upon a percentage of the Bank's common stock and surplus. This investment is carried at cost since no ready market exists for FRBR stock and there is no quoted market value. At June 30, 2014 and December 31, 2013, the Bank owned a total of $4.4 million and $4.3 million of FRBR stock, respectively. Due to the nature of this investment in an entity of the U.S. government, we have estimated that fair value approximated the cost and that this investment was not impaired at June 30, 2014. FRBR stock is included in other assets at its original cost basis.
At June 30, 2014, $98.2 million of the investment securities portfolio was pledged to secure public deposits, $17.9 million was pledged to retail repurchase agreements and $75.7 million was pledged to others, leaving $354.3 million available as lendable collateral.
During the three months and six months ended June 30, 2014, the Bank sold securities with a book value of $2.5 million and recognized a gain of $0.7 million. During the three months and six months ended June 30, 2013, the Bank sold securities with a book value of $25.7 million and $171.8 million, respectively, and recognized gross gains of $0.3 million and $2.9 million, respectively, and gross losses of $0 and $0.2 million, respectively. The Bank sold securities in 2014 after an SBIC Fund investment converted to a publicly traded equity. The Bank sold securities in 2013 in order to manage our interest rate sensitivity profile.
The following tables show our investments' estimated fair value and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013. The change in unrealized losses during the six months ending June 30, 2014 was attributed to changes in interest rates and not to changes in the credit quality of these securities. All unrealized losses on investment securities are considered by management to be temporary given the credit quality of these investment securities or the short duration of the unrealized loss, or both.

	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2014
Available-for-Sale:
Residential mortgage-backed securities-GSE	$14	$—	$300,334	$12,298	$300,348	$12,298
Commercial mortgage-backed securities-GSE	—	—	22,052	522	22,052	522
Commercial mortgage-backed securities-Private	—	—	10,146	241	10,146	241
Total available-for-sale	$14	$—	$332,532	$13,061	$332,546	$13,061
Held-to-Maturity:
Residential mortgage-backed securities-GSE	$—	$—	$132,398	$4,589	$132,398	$4,589
Commercial mortgage-backed securities-Private	—	—	9,890	178	9,890	178
Total held-to-maturity	$—	$—	$142,288	$4,767	$142,288	$4,767
Total	$14	$—	$474,820	$17,828	$474,834	$17,828

December 31, 2013
Available-for-Sale
Residential mortgage-backed securities-GSE	$222,475	$16,585	$76,501	$7,755	$298,976	$24,340
Commercial mortgage-backed securities-GSE	—	—	21,439	1,328	21,439	1,328
Commercial mortgage-backed securities-Private	9,585	823	—	—	9,585	823
Total available-for-sale	$232,060	$17,408	$97,940	$9,083	$330,000	$26,491
Held-to-Maturity:
Residential mortgage-backed securities-GSE	$131,817	$9,907	$—	$—	$131,817	$9,907
Commercial mortgage-backed securities-Private	9,308	763	—	—	9,308	763
Total held-to-maturity	$141,125	$10,670	$—	$—	$141,125	$10,670
Total	$373,185	$28,078	$97,940	$9,083	$471,125	$37,161
At June 30, 2014 and December 31, 2013, there were thirty-eight and ten available-for-sale securities that were in an unrealized loss position for 12 months or more, respectively.

COB analyzed its securities portfolio at June 30, 2014, and considered ratings, fair value, cash flows and other factors to determine if any of the securities were other than temporarily impaired. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and COB has determined that it is not more likely than not that COB will be required to sell the security before recovery of its amortized cost basis, none of the securities are deemed to be other than temporarily impaired.

The aggregate amortized cost and fair value of securities at June 30, 2014, by remaining contractual maturity, are shown in the following table. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$8,395	$8,445	$—	$—
Due after one year through five years	2,040	2,064	—	—
Total	10,435	10,509	—	—
Mortgage-backed securities	399,280	388,601	147,055	142,288
Total	$409,715	$399,110	$147,055	$142,288

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
PI loans are acquired loans whose purchase price has been discounted, in part, due to credit deterioration occurring subsequent to origination.  Accordingly, management believes it is probable that all contractual principal and interest on these acquired loans will not be received. PI loans are placed in homogeneous risk-based pools where accounting for projected cash flows is performed, as allowed under ASC 310-30.  Once a pool is established the individual loans within each pool do not change.  As management obtains new information related to changes in expected principal loss and expected cash flows, by pool, we record either an increase in yield when new expected cash flows increase, an allowance for loan losses when new expected cash flows decline, or a decrease in yield when there is only a timing difference in expected cash flows.
Loans acquired in the Merger ("Granite Purchased Loans") included PI loans and PC loans. Loans designated as PC loans included performing revolving consumer and performing revolving commercial loans on acquisition date.
The following table presents an aging analysis of accruing and nonaccruing loans as of June 30, 2014:

(dollars in thousands)	Accruing
	30-59 days past due	60-89 days past due	More than 90 days past due	Nonaccrual	Total past due and nonaccrual	Current and accruing	Total Loans
PC and Originated Loans
Commercial and agricultural	$—	$—	$—	$400	$400	$76,908	$77,308
Real estate - construction	136	—	—	2,773	2,909	58,678	61,587
Real estate - mortgage:
1-4 family residential	384	1,007	76	9,007	10,474	630,002	640,476
Commercial	84	133	206	19,192	19,615	273,039	292,654
Consumer	79	7	—	31	117	55,799	55,916
Total	$683	$1,147	$282	$31,403	$33,515	$1,094,426	$1,127,941
PI loans
Commercial and agricultural	$69	$11	$2,250	$—	$2,330	$6,694	$9,024
Real estate - construction	—	—	4,203	—	4,203	6,234	10,437
Real estate - mortgage:
1-4 family residential	289	58	2,921	—	3,268	16,260	19,528
Commercial	26	254	13,252	—	13,532	88,315	101,847
Consumer	6	2	13	—	21	1,067	1,088
Total	$390	$325	$22,639	$—	$23,354	$118,570	$141,924
Total Loans	$1,073	$1,472	$22,921	$31,403	$56,869	$1,212,996	$1,269,865

The following table presents an aging analysis of accruing and nonaccruing loans as of December 31, 2013:

(dollars in thousands)	Accruing
	30-59 days past due	60-89 days past due	More than 90 days past due	Nonaccrual	Total past due and nonaccrual	Current and accruing	Total Loans
PC and Originated Loans
Commercial and agricultural	$18	$43	$—	$516	$577	$60,946	$61,523
Real estate - construction	168	634	—	4,677	5,479	48,711	54,190
Real estate - mortgage:
1-4 family residential	3,454	522	—	11,580	15,556	593,698	609,254
Commercial	1,765	77	—	18,380	20,222	261,524	281,746
Consumer	56	17	—	12	85	43,798	43,883
Total	$5,461	$1,293	$—	$35,165	$41,919	$1,008,677	$1,050,596
PI loans
Commercial and agricultural	$35	$16	$1,977	$—	$2,028	$8,701	$10,729
Real estate - construction	48	—	2,758	—	2,806	7,087	9,893
Real estate - mortgage:
1-4 family residential	135	9	2,907	—	3,051	23,802	26,853
Commercial	903	—	17,479	—	18,382	94,796	113,178
Consumer	6	—	12	—	18	981	999
Total	$1,127	$25	$25,133	$—	$26,285	$135,367	$161,652
Total Loans	$6,588	$1,318	$25,133	$35,165	$68,204	$1,144,044	$1,212,248
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
Loans categorized as Special Mention or worse are considered Criticized. Loans categorized as Substandard or Doubtful are considered Classified. Purchased loans acquired in the Merger are recorded at estimated fair value on the date of acquisition without the carryover of related ALL. The table below includes $33.9 million and $40.5 million in Granite Purchased Loans categorized as Substandard or Doubtful at June 30, 2014 and December 31, 2013, respectively.

The following table presents loans held for investment balances by risk grade as of June 30, 2014:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
	(Ratings 1-5)	(Rating 6)	(Rating 7)	(Rating 8)	Total
Commercial and agricultural	$81,579	$1,361	$3,392	$—	$86,332
Real estate - construction	61,125	2,930	7,969	—	72,024
Real estate - mortgage:
1-4 family residential	633,335	8,347	18,322	—	660,004
Commercial	316,326	28,451	49,724	—	394,501
Consumer	56,614	19	63	308	57,004
Total	$1,148,979	$41,108	$79,470	$308	$1,269,865
The following table presents loans held for investment balances by risk grade as of December 31, 2013:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
	(Ratings 1-5)	(Rating 6)	(Rating 7)	(Rating 8)	Total
Commercial and agricultural	$67,277	$1,262	$3,713	$—	$72,252
Real estate - construction	50,138	3,984	9,961	—	64,083
Real estate - mortgage:
1-4 family residential	601,304	10,887	23,916	—	636,107
Commercial	307,661	29,711	57,552	—	394,924
Consumer	44,450	40	47	345	44,882
Total	$1,070,830	$45,884	$95,189	$345	$1,212,248
Loans included in the preceding loan composition table are net of participations sold. Loans are increased by net loan premiums and deferred loan discounts or fees of $3.5 million at June 30, 2014. Loans are increased by net deferred loan discounts or fees of $3.6 million at December 31, 2013.
At June 30, 2014 and December 31, 2013, loans held for sale consisted of originated residential mortgage loans held for sale carried at the lower of cost or fair market value.
Loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balance of loans serviced for others amounted to $212.6 million at June 30, 2014 and $190.2 million at December 31, 2013.
Loans Pledged
To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans. Gross loans of $137.8 million and $23.7 million of investment securities, and gross loans of $169.5 million and $24.1 million of investment securities, were pledged to collateralize FHLB advances and letters of credit at June 30, 2014 and December 31, 2013, respectively, of which there was $38.1 million and $31.8 million of credit availability for borrowing, respectively. At June 30, 2014, $7.7 million of loans and $50.0 million of securities were pledged to collateralize potential borrowings from the Federal Reserve Discount Window, of which $53.4 million was available as borrowing capacity. We could also access $288.9 million of additional borrowings from the FHLB under credit lines by pledging additional collateral.
Nonaccruing and Impaired Loans
Interest income on loans is calculated by using the interest method based on the daily outstanding balance. The recognition of interest income is discontinued when, in management's opinion, the collection of all or a portion of interest becomes doubtful. Loans are returned to accrual status when the factors indicating doubtful collectability cease to exist and the loan has performed in accordance with its terms for a demonstrated period of time. The past due status of loans is based on the contractual payment terms. Had nonaccruing loans been on accruing status, interest income would have been higher by $0.9 million and $0.8 million for the three months ended June 30, 2014 and June 30, 2013, respectively. At June 30, 2014 and December 31, 2013, COB had certain impaired loans of $31.7 million and $35.2 million, respectively, which were on nonaccruing interest status.

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
The following table summarizes information relative to impaired loans for the dates indicated:

	June 30, 2014		December 31, 2013
(dollars in thousands)	Recorded Investment	Associated Reserves	Recorded Investment	Associated Reserves
Impaired loans, not individually reviewed for impairment	$4,750	$—	$4,612	$—
Impaired loans, individually reviewed, with no impairment	29,890	—	39,865	—
Impaired loans, individually reviewed, with impairment	9,693	855	2,965	927
Total impaired loans, excluding purchased impaired *	$44,333	$855	$47,442	$927

Purchased impaired loans with subsequent deterioration	$141,924	4,123	$161,307	5,560
Purchased impaired loans with no subsequent deterioration	$—	—	$345	—
Total Reserves		$4,978		$6,487

Average impaired loans calculated using a simple average	$45,888		$65,527

* Included at June 30, 2014 and December 31, 2013 were $12.9 million and $12.1 million, respectively, in restructured and performing loans.
The following table presents loans held for investment on nonaccrual status by loan class for the dates indicated:

(dollars in thousands)
	June 30, 2014	December 31, 2013
Loans held for investment:
Commercial and agricultural	$400	$516
Real estate - construction	2,773	4,677
Real estate - mortgage:
1-4 family residential	9,007	11,580
Commercial	19,192	18,380
Consumer	31	12
Total nonaccrual loans	$31,403	$35,165
Loans more than 90 days delinquent, still on accrual	282	—
Total nonperforming loans	$31,685	$35,165
There were no loans held for sale on nonaccrual status as of June 30, 2014 or December 31, 2013.

The following table presents individually reviewed impaired loans and purchased impaired loans with subsequent credit deterioration, segregated by portfolio segment, and the corresponding reserve for impaired loan losses as of June 30, 2014:

		Unpaid
(dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$242	$485	$—
Real estate - construction	2,179	2,736	—
Real estate - mortgage:
1-4 family residential	8,220	10,940	—
Commercial	19,249	24,655	—
Consumer	—	—	—
Total	$29,890	$38,816	$—
With an allowance recorded:
Commercial and agricultural	$—	$—	$—
Real estate - construction	547	643	280
Real estate - mortgage:
1-4 family residential	3,698	4,020	452
Commercial	5,448	5,792	123
Consumer	—	—	—
Total	$9,693	$10,455	$855
Total individually evaluated impaired loans
Commercial and agricultural	$242	$485	$—
Real estate - construction	2,726	3,379	280
Real estate - mortgage:
1-4 family residential	11,918	14,960	452
Commercial	24,697	30,447	123
Consumer	—	—	—
Total	$39,583	$49,271	$855

PI loans with subsequent credit deterioration:
Commercial and agricultural	$9,024	$7,823	$581
Real estate - construction	10,437	11,521	729
Real estate - mortgage:
1-4 family residential	19,528	21,076	411
Commercial	101,847	109,289	2,212
Consumer	1,088	712	190
Total	$141,924	$150,421	$4,123

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

The following summary includes impaired loans individually reviewed. Average recorded investment and interest income recognized on impaired loans, segregated by portfolio segment, is shown in the following tables as of June 30, 2014 and June 30, 2013:

	For Three Months Ended		For Three Months Ended
	June 30, 2014		June 30, 2013
	Average	Interest	Average	Interest
(dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and agricultural	$242	$—	$1,398	$1
Real estate - construction	2,191	7	9,513	—
Real estate - mortgage:
1-4 family residential	8,263	23	12,662	9
Commercial	19,686	33	30,466	25
Consumer	—	—	—	—
Total	$30,382	$63	$54,039	$35
With an allowance recorded:
Commercial and agricultural	$—	$—	$107	$—
Real estate - construction	583	—	219	3
Real estate - mortgage:
1-4 family residential	3,706	14	1,662	1
Commercial	5,474	33	3,912	—
Consumer	—	—	164	—
Total	$9,763	$47	$6,064	$4
Total:
Commercial and agricultural	$242	$—	$1,505	$1
Real estate - construction	2,774	7	9,732	3
Real estate - mortgage:
1-4 family residential	11,969	37	14,324	10
Commercial	25,160	66	34,378	25
Consumer	—	—	164	—
Total	$40,145	$110	$60,103	$39

	For Six Months Ended		For Six Months Ended
	June 30, 2014		June 30, 2013
	Average	Interest	Average	Interest
(dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and agricultural	$242	$—	$1,414	$8
Real estate - construction	2,209	18	9,705	—
Real estate - mortgage:
1-4 family residential	8,250	51	12,643	33
Commercial	20,004	137	31,042	144
Consumer	—	—	—	—
Total	$30,705	$206	$54,804	$185
With an allowance recorded:
Commercial and agricultural	$—	$—	$107	$—
Real estate - construction	594	—	220	6
Real estate - mortgage:
1-4 family residential	3,722	32	1,682	4
Commercial	5,504	91	3,933	—
Consumer	—	—	167	1
Total	$9,820	$123	$6,109	$11
Total:
Commercial and agricultural	$242	$—	$1,521	$8
Real estate - construction	2,803	18	9,925	6
Real estate - mortgage:
1-4 family residential	11,972	83	14,325	37
Commercial	25,508	228	34,975	144
Consumer	—	—	167	1
Total	$40,525	$329	$60,913	$196
Impaired loans also include loans for which we may elect to grant a concession, providing terms more favorable than those prevalent in the market (e.g., rate, amortization term), and formally restructure due to the weakening credit status of a borrower. Restructuring is designed to facilitate a repayment plan that minimizes the potential losses that we otherwise may have to incur. If these impaired loans are on nonaccruing status as of the date of restructuring, the loans are included in nonperforming loans. Nonperforming restructured loans will remain as nonperforming until the borrower can demonstrate adherence to the restructured terms for a period of no less than six months and when it is otherwise determined that continued adherence is reasonably assured. Some restructured loans continue as accruing loans after restructuring if the borrower is not past due at the time of restructuring, adequate collateral valuations support the restructured loans, and the cash flows of the underlying business appear adequate to support the restructured debt service. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At June 30, 2014, there was $17.8 million in restructured loans, of which $12.9 million were accruing and in a performing status. At December 31, 2013, there was $18.1 million in restructured loans, of which $12.1 million were accruing and in a performing status.

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
At June 30, 2014, and December 31, 2013, our financial statements reflected a PI loan ALL of $4.1 million and $5.6 million, respectively, and an ALL for PC loans of $0.3 million and $0.3 million, respectively.

The following table presents the balance of all Granite Purchased Loans:

	At June 30, 2014
(dollars in thousands)	Purchased Impaired	Purchased Contractual	Total Purchased Loans	Unpaid Principal Balance
Commercial and agricultural	$9,024	$3,727	$12,751	$11,627
Real estate - construction	10,437	—	10,437	11,521
Real estate - mortgage:
1-4 family residential	19,528	24,232	43,760	46,072
Commercial	101,847	11	101,858	109,300
Consumer	1,088	—	1,088	712
Total	$141,924	$27,970	$169,894	$179,232

	At December 31, 2013
(dollars in thousands)	Purchased Impaired	Purchased Contractual	Total Purchased Loans	Unpaid Principal Balance
Commercial and agricultural	$10,729	$5,948	$16,677	$16,452
Real estate - construction	9,893	—	9,893	11,368
Real estate - mortgage:
1-4 family residential	26,853	22,127	48,980	51,359
Commercial	113,178	373	113,551	122,197
Consumer	999	—	999	798
Total	$161,652	$28,448	$190,100	$202,174

The tables below include only those Granite Purchased Loans accounted for under the expected cash flow method (PI loans) for the periods indicated. These tables do not include PC loans, including Granite Purchased PC loans or purchased performing residential mortgage loans.

	For Three Months Ended		For Three Months Ended
	June 30, 2014		June 30, 2013
	Purchased Impaired		Purchased Impaired
(dollars in thousands)	Carrying Amount	Future Accretion	Carrying Amount	Future Accretion
Balance, beginning of period	$149,033	$28,327	$205,884	$26,096
Accretion	2,415	(2,415)	4,191	(4,191)
Increase in future accretion	—	1,852	—	6,801
Payments received	(9,524)	—	(20,403)	—
Foreclosed and transferred to OREO	—	—	(513)	—
Subtotal before allowance	141,924	27,764	189,159	28,706
Allowance for credit losses	(4,123)	—	(4,066)	—
Net carrying amount, end of period	$137,801	$27,764	$185,093	$28,706

	For Six Months Ended		For Six Months Ended
	June 30, 2014		June 30, 2013
	Purchased Impaired		Purchased Impaired
(dollars in thousands)	Carrying Amount	Future Accretion	Carrying Amount	Future Accretion
Balance, beginning of period	$161,652	$29,987	$228,392	$30,299
Accretion	5,079	(5,079)	8,394	(8,394)
Increase in future accretion	—	2,856	—	6,801
Reclassification of loans and adjustments	(4,180)	—	—	—
Payments received	(20,605)	—	(46,331)	—
Foreclosed and transferred to OREO	(22)	—	(1,296)	—
Subtotal before allowance	141,924	27,764	189,159	28,706
Allowance for credit losses	(4,123)	—	(4,066)	—
Net carrying amount, end of period	$137,801	$27,764	$185,093	$28,706
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

We lend primarily in North Carolina. As of June 30, 2014, a majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in North Carolina. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the ALL. Management believes the ALL is adequate to cover estimated losses on loans at each balance sheet date.

During the three month period ended June 30, 2014, we charged off $2.0 million in loans and realized $1.7 million in recoveries, for $0.4 million of net charge-offs.

The ALL, as a percentage of loans held for investment, was 1.89% at June 30, 2014, compared to 2.11% at June 30, 2013. At December 31, 2013, the ALL, as a percentage of loans held for investment, was 2.21%.

An analysis of the changes in the ALL is as follows:

	For Three Months Ended		For Six Months Ended
(dollars in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Balance, beginning of period	$26,039	$29,641	$26,785	$29,314
Recovery of losses charged to continuing operations	(1,685)	(1,057)	(2,369)	(947)
Net recoveries (charge-offs):
Charge-offs	(2,033)	(6,102)	(4,010)	(9,113)
Recoveries	1,654	2,603	3,569	5,831
Net charge-offs	(379)	(3,499)	(441)	(3,282)
Balance, end of period	$23,975	$25,085	$23,975	$25,085
Annualized net charge-offs during the period to average loans held for investment	0.12%	1.26%	0.07%	0.59%
Annualized net charge-offs during the period to ALL	6.34%	55.79%	3.71%	26.17%
Allowance for loan losses to loans held for investment	1.89%	2.11%	1.89%	2.11%
The following table presents ALL activity by portfolio segment for the three months ended June 30, 2014:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total

ALL:
Beginning balance April 1, 2014	$3,441	$5,308	$7,923	$6,966	$2,401	$26,039
Charge-offs	(621)	(91)	(151)	(730)	(440)	(2,033)
Recoveries	262	363	263	527	239	1,654
Provision (recovery of provision)	426	(802)	(625)	(1,097)	413	(1,685)
Ending balance June 30, 2014	$3,508	$4,778	$7,410	$5,666	$2,613	$23,975

The following table presents ALL activity by portfolio segment for the three months ended June 30, 2013:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:

Beginning balance April 1, 2013	$3,373	$5,594	$8,803	$9,291	$2,580	$29,641
Charge-offs	(875)	(584)	(2,537)	(1,371)	(735)	(6,102)
Recoveries	633	271	492	1,075	132	2,603
Provision (recovery of provision)	(939)	371	642	(1,608)	477	(1,057)
Ending balance June 30, 2013	$2,192	$5,652	$7,400	$7,387	$2,454	$25,085

The following table presents ALL activity by portfolio segment for the six months ended June 30, 2014:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Beginning balance at January 1, 2014	$2,931	$5,233	$8,869	$7,195	$2,557	$26,785
Charge-offs	(1,010)	(624)	(635)	(796)	(945)	(4,010)
Recoveries	654	1,327	498	593	497	3,569
Provision (recovery of provision)	933	(1,158)	(1,322)	(1,326)	504	(2,369)
Ending balance at June 30, 2014	$3,508	$4,778	$7,410	$5,666	$2,613	$23,975

The following table presents ALL activity by portfolio segment for the six months ended June 30, 2013:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Beginning balance at January 1, 2013	$3,238	$4,987	$8,701	$9,627	$2,761	$29,314
Charge-offs	(1,194)	(928)	(3,169)	(2,262)	(1,560)	(9,113)
Recoveries	911	1,067	677	2,007	1,169	5,831
Provision (recovery of provision)	(763)	526	1,191	(1,985)	84	(947)
Ending balance at June 30, 2013	$2,192	$5,652	$7,400	$7,387	$2,454	$25,085

The following table details the recorded investment in loans related to each segment in the allowance for loan losses by portfolio segment and disaggregated on the basis of impairment evaluation methodology at June 30, 2014:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Individually evaluated for impairment	$—	$280	$452	$123	$—	$855
Collectively evaluated for impairment	2,927	3,769	6,547	3,331	2,423	18,997
PI loans evaluated for credit impairment	581	729	411	2,212	190	4,123
Total ALL	$3,508	$4,778	$7,410	$5,666	$2,613	$23,975
Loans held for investment
Individually evaluated for impairment	$242	$2,726	$11,929	$24,698	$—	$39,595
Collectively evaluated for impairment	77,066	58,861	628,547	267,956	55,916	1,088,346
PI loans with subsequent credit deterioration	9,024	10,437	19,528	101,847	1,088	141,924
Total loans	$86,332	$72,024	$660,004	$394,501	$57,004	$1,269,865
The following table details the recorded investment in loans related to each segment in the allowance for loan losses by portfolio segment and disaggregated on the basis of impairment evaluation methodology at December 31, 2013:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Individually evaluated for impairment	$—	$—	$927	$—	$—	$927
Collectively evaluated for impairment	2,549	4,218	7,218	3,944	2,369	20,298
PI loans evaluated for credit impairment	382	1,015	724	3,251	188	5,560
PI loans with no credit deterioration	—	—	—	—	—	—
Total ALL	$2,931	$5,233	$8,869	$7,195	$2,557	$26,785
Loans held for investment
Individually evaluated for impairment	$398	$4,734	$14,119	$23,579	$—	$42,830
Collectively evaluated for impairment	61,125	49,456	595,135	258,167	43,883	1,007,766
PI loans with subsequent credit deterioration	10,729	9,792	26,628	113,178	980	161,307
PI loans with no credit deterioration	—	101	225	—	19	345
Total loans	$72,252	$64,083	$636,107	$394,924	$44,882	$1,212,248

Troubled Debt Restructuring
The following tables present a breakdown of troubled debt restructurings that were restructured during the three months and six months ended June 30, 2014 and June 30, 2013, respectively, segregated by portfolio segment:

	For Three Months Ended June 30, 2014			For Three Months Ended June 30, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(dollars in thousands)	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
Commercial and agricultural	—	$—	$—	—	$—	$—
Real estate - construction	—	—	—	1	114	114
Real estate - mortgage:
1-4 family residential	1	17	21	4	915	894
Commercial	—	—	—	1	460	421
Consumer	—	—	—	—	—	—
Total	1	$17	$21	6	$1,489	$1,429

	For Six Months Ended June 30, 2014			For Six Months Ended June 30, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(dollars in thousands)	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
Commercial and agricultural	—	$—	$—	—	$—	$—
Real estate - construction	—	—	—	1	114	114
Real estate - mortgage:
1-4 family residential	7	752	828	8	2,692	2,667
Commercial	—	—	—	2	1,611	1,228
Consumer	—	—	—	—	—	—
Total	7	$752	$828	11	$4,417	$4,009
During the six months ended June 30, 2014, we modified seven loans that were considered to be troubled debt restructurings. We extended the terms for two of these loans and both extended the terms and modified the interest rate for the five remaining loans. During the six months ended June 30, 2013, we modified eleven loans that were considered to be troubled debt restructurings. We extended the terms for two of these loans, modified the interest rate for one of these loans, and modified the remaining eight loans in both ways.
There were no loans restructured in the twelve months prior to June 30, 2014 that went into default during the six months ended June 30, 2014. There were also no loans restructured in the twelve months prior to June 30, 2013 that went into default during the six months ended June 30, 2013.
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
The reserve for unfunded commitments was $0.8 million as of June 30, 2014 and $0.5 million at December 31, 2013.

5. Other Real Estate Owned and Property Acquired in Settlement of Loans
OREO consists of real estate acquired through foreclosure or deed in lieu thereof. The property is classified as held for sale. The property is initially carried at fair value based on recent appraisals, less estimated costs to sell. Declines in the fair value of properties included in other real estate below carrying value are recognized by a charge to income.
Total OREO and property acquired in settlement of loans decreased $6.5 million during the first six months of 2014 from $28.4 million at December 31, 2013, to $21.9 million at June 30, 2014. This represents 41% of total nonperforming assets. At December 31, 2013, OREO and property acquired in settlement of loans represented 45% of total nonperforming assets.
The following table summarizes OREO and property acquired in settlement of loans at the periods indicated:

(dollars in thousands)	June 30, 2014	December 31, 2013
Real estate acquired in settlement of loans	$21,742	$28,353
Property acquired in settlement of loans	129	42
Total property acquired in settlement of loans	$21,871	$28,395
The following tables summarize the changes in real estate acquired in settlement of loans at the periods indicated:

	For Three Months Ended
(dollars in thousands)	June 30, 2014	June 30, 2013
Real estate acquired in settlement of loans, beginning of period	$24,573	$46,307
Plus: New real estate acquired in settlement of loans	983	2,824
Less: Sales of real estate acquired in settlement of loans	(3,154)	(10,422)
Less: Write-downs and net gain (loss) on sales charged to expense	(660)	(3,047)
Real estate acquired in settlement of loans, end of period	$21,742	$35,662

	For Six Months Ended
(dollars in thousands)	June 30, 2014	June 30, 2013
Real estate acquired in settlement of loans, beginning of period	$28,353	$62,796
Plus: New real estate acquired in settlement of loans	1,251	6,793
Less: Sales of real estate acquired in settlement of loans	(6,928)	(30,661)
Less: Write-downs and net loss on sales charged to expense	(934)	(3,266)
Real estate acquired in settlement of loans, end of period	$21,742	$35,662
At June 30, 2014, 18 assets with a net carrying amount of $4.3 million were under contract for sale. Estimated losses on these sales have been recognized in the Consolidated Statements of Operations in the first six months of 2014.
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

(dollars in thousands, except per share data)	For Three Months Ended		For Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income (loss)	$2,792	$(3,183)	$4,069	$(7,779)
Weighted average number of shares outstanding - basic	21,888,772	21,729,329	21,912,084	21,713,808
Weighted average number of shares outstanding - diluted	21,899,994	21,729,329	21,925,798	21,713,808
Net income (loss) per share - basic and diluted	$0.13	$(0.15)	$0.19	$(0.36)
During the three and six months ended June 30, 2014, the price of the Company's common stock (as quoted on the Nasdaq Capital Market) was above the exercise price of 50,688 vested stock options, but below the price of the common stock warrant. As a result, the warrant was considered antidilutive and thus is not included in the diluted share calculation. During the three and six months ended June 30, 2013 the price of the Company's common stock was below the exercise price of all vested stock options and the common stock warrant. In addition, as a result of the net loss for the three and six months ended June 30, 2013, all stock options and the common stock warrant were considered antidilutive and thus are not included in this calculation. As a result, the options and warrants were considered antidilutive and thus are not included in the diluted share calculation. For the three and six months ended June 30, 2014, there were 22,072 antidilutive shares. For the three months and six months ended June 30, 2013, there were 66,627 and 44,771 antidilutive shares, respectively. Of the antidilutive shares, the number of shares relating to stock options were 44,555 for the three months ended June 30, 2013 and 22,699 for the six months ended June 30, 2013, while the number relating to the warrant was 22,072 for all periods presented.
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
In connection with its asset / liability management objectives, the Company during the first quarter of 2014 entered into two interest rate swaps on $40 million of FHLB advances, each swap having a $20 million notional amount, that convert the floating rate cash flow exposure on the FHLB advances to a fixed rate cash flow. As structured, the receive-variable, pay-fixed swaps were evaluated as being cash flow hedges that have remained highly effective since inception through the quarter ending June 30, 2014. The differences in cash flows in each period between the fixed rate interest payments that the Company makes and the variable rate interest payments received is currently reported in earnings. These interest rate swaps mature on June 15, 2020.
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

	Gain (Loss) Recognized
(dollars in thousands)	For Three Months Ended		For Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Derivatives designated as hedging instruments:
Interest rate swap contracts - FHLB advances	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Mortgage loan rate lock commitments	$1	$(19)	$3	$(11)
Mortgage loan forward sales	18	(15)	18	(93)
Total	$19	$(34)	$21	$(104)

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
Loans Held for Investment
We do not record loans held for investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as impaired, management determines the fair value of the loan to quantify impairment, should such exist. The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans. At June 30, 2014 and December 31, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. We record impaired loans as nonrecurring Level 3.
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Assets and liabilities carried at fair value on a recurring basis at June 30, 2014 are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities:
U.S. government sponsored agencies	$2,064	$—	$2,064	$—
Residential mortgage-backed securities-GSE	336,896	—	336,896	—
Residential mortgage-backed securities-Private	19,508	—	19,508	—
Commercial mortgage-backed securities-GSE	22,051		22,051
Commercial mortgage-backed securities-Private	10,146	—	10,146	—
Corporate notes	8,445	—	8,445	—
Total available-for-sale debt securities	399,110	—	399,110	—
Mortgage servicing rights	1,637	—	—	1,637
Interest rate swaps	(373)	—	(373)	—
Interest rate locks and forward loan sales commitments	44	—	44	—
Total assets at fair value	$400,418	$—	$398,781	$1,637
Assets and liabilities carried at fair value on a recurring basis at December 31, 2013 are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities:
U.S. government sponsored agencies	$2,077	$—	$2,077	$—
Residential mortgage-backed securities-GSE	341,147	—	341,147	—
Residential mortgage-backed securities-Private	20,752	—	20,752	—
Commercial mortgage-backed securities-GSE	21,439	—	21,439	—
Commercial mortgage-backed securities-Private	9,585	—	9,585	—
Business Development Company investment	2,737	2,737	—	—
Corporate notes	16,877	—	16,877	—
Total available-for-sale debt securities	414,614	2,737	411,877	—
Mortgage servicing rights	1,552	—	—	1,552
Interest rate locks and forward loan sales commitments	39	—	39	—
Total assets at fair value	$416,205	$2,737	$411,916	$1,552

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods indicated:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Servicing Rights
(dollars in thousands)	Three Months Ended June 30,
	2014	2013
Balance, beginning of period	$1,587	$1,028
Total gains or losses (realized/unrealized):
Included in earnings, gross	166	376
Less amortization	(116)	(67)
Balance, end of period	$1,637	$1,337

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Servicing Rights
(dollars in thousands)	Six Months Ended June 30,
	2014	2013
Beginning balance at January 1,	$1,552	$726
Total gains or losses (realized/unrealized):
Included in earnings, gross	310	724
Less amortization	(225)	(113)
Balance, end of period	$1,637	$1,337
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
Assets measured at fair value on a nonrecurring basis are included in the following table at June 30, 2014:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$8,837	$—	$—	$8,837
Other real estate owned	17,956	—	—	17,956
Total assets at fair value from continuing operations	$26,793	$—	$—	$26,793
Assets measured at fair value on a nonrecurring basis are included in the following table at December 31, 2013:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$2,038	$—	$—	$2,038
Other real estate owned	18,263	—	—	18,263
Total assets at fair value from continuing operations	$20,301	$—	$—	$20,301

Quantitative Information about Level 3 Fair Value Measurements

(dollars in thousands)	Fair Value at June 30, 2014	Valuation Techniques	Unobservable Input	Range

Impaired loans, net	$8,837	Discounted appraisals	Collateral discounts	1.00% - 30.00%
Other real estate owned	17,956	Discounted appraisals	Collateral discounts	1.00% - 30.00%
Mortgage servicing rights	1,637	Discounted cash flows	Prepayment rate	10.00% - 25.00%
Mortgage servicing rights			Discount rate	6.00% - 10.00%

(dollars in thousands)	Fair Value at December 31, 2013	Valuation Techniques	Unobservable Input	Range

Impaired loans, net	$2,038	Discounted appraisals	Collateral discounts	1.00%-30.00%
Other real estate owned	18,263	Discounted appraisals	Collateral discounts	1.00%-30.00%
Mortgage servicing rights	1,552	Discounted cash flows	Prepayment rate	10.00% - 25.00%
Mortgage servicing rights			Discount rate	6.00% - 10.00%
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
Interest rate swaps. The fair value of interest rate swaps are measured based on cash flow models discounted to the valuation date and are classified as Level 2.
Interest rate locks and forward loan sale commitments. The fair value of interest rate locks and forward loan sale commitments are measured by comparing the underlying terms of the contract with current pricing obtained from broker dealer pricing and are classified as Level 2.

The estimated fair values of financial instruments are as follows at the periods indicated:

	At June 30, 2014
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$70,477	$70,477	$70,477	$—	$—
Investment securities: Available-for-sale	399,110	399,110	—	399,110	—
Investment securities: Held-to-maturity	147,055	142,288	—	142,288	—
Loans held for sale	1,765	1,765	—	1,765	—
Loans held for investment, net	1,245,890	1,232,404	—	—	1,232,404
Accrued interest receivable	6,235	6,235	—	1,443	4,792
Interest rate swaps	(373)	(373)	—	(373)	—
Interest rate locks and forward loan sale commitments	44	44	—	44	—
Financial Liabilities:
Deposits	1,763,765	1,764,631	—	1,764,631	—
Retail repurchase agreements	8,333	8,333	—	8,333	—
Federal Home Loan Bank advances	73,259	76,266	—	76,266	—
Long-term notes payable	5,300	5,300	—	—	5,300
Junior subordinated debentures	56,702	22,410	—	—	22,410
Accrued interest payable	3,132	3,132	—	374	2,758

	At December 31, 2013
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$67,430	$67,430	$67,430	$—	$—
Investment securities: Available-for-sale	414,614	414,614	2,737	411,877	—
Investment securities: Held-to-maturity	151,795	141,125		141,125	—
Loans held for sale	1,836	1,836	—	1,836	—
Loans held for investment, net	1,185,463	1,129,826	—	—	1,129,826
Accrued interest receivable	6,283	6,283	—	1,583	4,700
Interest rate locks and forward loan sale commitments	39	39	—	39	—
Financial Liabilities:
Deposits	1,748,705	1,748,685	—	1,748,685	—
Retail repurchase agreements	6,917	6,917	—	6,917	—
Federal Home Loan Bank advances	73,283	75,663	—	75,663	—
Long-term notes payable	5,263	5,263	—	—	5,263
Junior subordinated debentures	56,702	22,316	—	—	22,316
Accrued interest payable	2,624	2,624	—	389	2,235
There were no transfers between valuation levels for any assets during the three months ended June 30, 2014. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period when the assets are valued.

9. Accumulated Other Comprehensive Income

The following tables present the changes in our accumulated other comprehensive income (loss), net of tax, by component for the periods indicated:

(Dollars in thousands)	Unrealized Gains (Losses) on Available-For-Sale Securities	Interest Rate Swaps	Defined Benefit Plan Items	Total

Beginning balance January 1, 2014	$(14,476)	$—	$(3,129)	$(17,605)
Other comprehensive income before reclassifications	8,372	(230)	—	8,142
Amounts reclassified from accumulated other comprehensive income	(445)	—	—	(445)
Net current period other comprehensive income	7,927	(230)	—	7,697
Ending balance June 30, 2014	$(6,549)	$(230)	$(3,129)	$(9,908)

(Dollars in thousands)	Unrealized Gains (Losses) on Available-For-Sale Securities	Defined Benefit Plan Items	Total

Beginning balance January 1, 2013	$3,650	$(3,973)	$(323)
Other comprehensive loss before reclassifications	(12,976)	—	(12,976)
Amounts reclassified from accumulated other comprehensive income	(1,647)	(308)	(1,955)
Net current period other comprehensive loss	(14,623)	(308)	(14,931)
Ending balance June 30, 2013	$(10,973)	$(4,281)	$(15,254)

The following table presents the reclassifications out of our accumulated other comprehensive income (loss) for the three months and six months ended , June 30, 2014 and 2013:

(Dollars in thousands)	Amount Reclassified from AOCI
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Line Item in the Consolidated Statement of Operations
Available-for-sale securities:
Net realized gains on sale of securities	$(720)	$(345)	$(720)	$(2,723)	Securities gains, net
Income tax (benefit) expense	275	136	275	1,076	Income tax expense
Total, net of tax	(445)	(209)	(445)	(1,647)

Defined benefit plan items:
Net actuarial gains	—	(255)	—	(509)	Personnel expense
Income tax (benefit) expense	—	101	—	201	Income tax expense
Total, net of tax	—	(154)	—	(308)
Total reclassifications for the period	$(445)	$(363)	$(445)	$(1,955)

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
Forward-looking statements contained in this quarterly Report on Form 10-Q are based on current expectations, estimates and projections about our business, management's beliefs and assumptions made by management. These statements are not guarantees of our future performance and involve certain risks, uncertainties and assumptions (called Future Factors), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. Future factors include, without limitation:

•	financial resources in the amount, at the times and on the terms required to support our future business;

•	adverse changes in financial performance or condition of our borrowers, which could affect repayment of such borrowers' outstanding loans;

•	changes in interest rates, spreads on earning assets and interest-bearing liabilities, the shape of the yield curve and interest rate sensitivity;

•	a prolonged period of low interest rates;

•	credit losses and material changes in the quality of our loan portfolio;

•	new declines in the value of our OREO;

•	increased competitive pressures in the banking industry or in our markets;

•	less favorable general economic conditions, either nationally or regionally, resulting in, among other things, a reduced demand for credit or other services;

•	a slowdown in the housing markets, or an increase in interest rates, either of which may reduce demand for mortgages;

•	repurchase risk in connection with our mortgage line of business;

•	reducing costs and expenses;

•	our ability to raise capital in amounts, on terms and at times that will support our business needs and meet our Business Plan;

•	increasing price and product/service competition by competitors;

•	rapid technological development and changes;

•	the inaccuracy of assumptions underlying the establishment of our ALL;

•	loss of one or more members of executive management;

•	disruptions in or manipulations of our operating systems or the systems of our vendors due to, among other things, cybersecurity risks or otherwise;

•	changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board and Federal, State and local taxing authorities;

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

Financial highlights are presented in the accompanying table.
Selected Financial Data

(dollars in thousands, except per share data)	As of and for Three Months Ended		As of and for Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Income Statement Data
Net interest income	$15,718	$15,414	$31,197	$30,587
Provision for (recovery of) loan losses	(1,685)	(1,057)	(2,369)	(947)
Noninterest income	4,893	5,247	8,836	11,780
Noninterest expense	19,268	24,665	38,074	49,004
Income (loss) before income taxes	3,028	(2,947)	4,328	(5,690)
Net income (loss)	2,792	(3,183)	4,069	(7,779)
Period End Balances
Assets	$2,013,513	$2,036,313	$2,013,513	$2,036,313
Loans held for sale	1,765	4,076	1,765	4,076
Loans held for investment (1)	1,269,865	1,189,413	1,269,865	1,189,413
Allowance for loan losses	23,975	25,085	23,975	25,085
Goodwill and other intangible assets	10,501	11,608	10,501	11,608
Deposits	1,763,765	1,811,485	1,763,765	1,811,485
Borrowings	143,594	124,117	143,594	124,117
Shareholders' equity	92,697	76,046	92,697	76,046
Average Balances
Assets	$1,997,909	$2,061,891	$1,988,524	$2,084,737
Loans held for sale	1,664	4,861	1,482	4,739
Loans held for investment (1)	1,237,183	1,109,980	1,222,879	1,126,265
Allowance for loan losses	26,544	29,323	26,742	29,545
Goodwill and other intangible assets	10,636	11,465	10,794	11,504
Deposits	1,755,127	1,826,297	1,747,284	1,845,523
Borrowings	141,390	123,156	141,815	123,526
Shareholders' equity	88,140	88,047	85,970	92,283
Per Common Share Data
Net income (loss) - basic and diluted	$0.13	$(0.15)	$0.19	$(0.36)
Book value (2)	4.26	3.50	4.26	3.50
Tangible book value (2)	3.78	2.96	3.78	2.96
Performance Ratios
Return on average assets	0.61%	(0.62)%	0.41%	(0.75)%
Return on average tangible assets (2)	0.61	(0.62)	0.41	(0.76)
Return on average equity	12.71	(14.50)	9.54	(17.00)
Return on average tangible equity (2)	14.45	(16.67)	10.91	(19.42)
Net interest margin (tax equivalent)	3.40	3.27	3.42	3.23
Core noninterest expense as a percentage of average assets (2)	3.47	3.54	3.53	3.59
Asset Quality Ratios
Allowance for loan losses to period end loans held for investment (1)	1.89%	2.11%	1.89%	2.11%

Nonperforming loans to period end allowance for loan losses (3)	132%	235%	132%	235%
Net annualized charge-offs (recoveries) to average loans held for investment (1)	0.12	1.26	0.07	0.59
Nonperforming assets to period end total assets (3)	2.7	4.7	2.7	4.7
Capital and Liquidity Ratios
Average equity to average assets	4.41%	4.27%	4.32%	4.43%
Leverage capital	6.35	5.37	6.35	5.37
Tier 1 risk-based capital	9.70	8.71	9.70	8.71
Total risk-based capital	12.66	12.02	12.66	12.02
Period end loans to period end deposits	72	66	72	66

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
We earn revenue primarily from interest on loans and securities investments, mortgage banking income and fees charged for financial services provided to our customers. Offsetting these revenues are the cost of deposits and other funding sources, provision for loan losses and write-downs in the value of, gains and losses on disposition of, and holding costs associated with our OREO, and other operating costs such as: salaries and employee benefits, occupancy, data processing expenses, merger-related expenses and tax expense.
Progress on 2014 goals
The second quarter was our fourth consecutive profitable quarter and we made solid progress during the quarter and the first six months in achieving the four goals we established for 2014:

1.	Grow loans

2.	Grow core deposits

3.	Invest in people and products while maintaining sound expense discipline

4.	Resolve our remaining credit issues
Our highest priority goal is to grow loans, and during the second quarter, we experienced very strong loan growth, with loans growing by $49.9 million, or 4%, during the quarter for a 16% annualized growth rate. Organic growth, which excludes the impact of purchased residential loan pools, totaled $34.8 million for a 14% annualized growth rate, and the pass rated portfolio grew $63.1 million for a 23% annualized rate. We experienced loan growth in all segments of our business during the second quarter, especially in our commercial banking segment, and we expect additional growth from recent staff additions in the Greensboro market and new loan production offices announced in Raleigh in June and in Winston-Salem in July. Our loan growth and the increase in our loans to deposit ratio to 72% are both ahead of plan.
On the deposit front, deposits have increased $15.1 million since year end for a 2% annualized growth rate. During the quarter, however, deposits were down $4.2 million as core deposits fell 2.1% on seasonal declines in interest-bearing DDA accounts and declines in money market balances, partially offset by a $6.3 million increase in noninterest-bearing deposits. Our investments in enhanced treasury management product capabilities and online and mobile banking infrastructure are on schedule with plan and should support reaching our 3% deposit growth goal for the full year.

We continued our expense reduction efforts during the quarter, even as we made investments in key areas to support our strategic initiatives. Noninterest expense fell $5.4 million, or 22%, from the comparable quarter in 2013, as a result of reduced OREO levels and associated expenses, as well as expense synergies from the Bank of Granite merger. Core noninterest expense was $0.4 million, or 2%, lower than the first quarter as a result of reduced personnel expenses and professional fee declines. Year over year, core noninterest expense has declined 6%. We also continued to be disciplined in managing our personnel, and average full time equivalent employees (FTE) were 558, down from 576 last quarter and 630 in the second quarter of 2013, reductions of 3% and 11%, respectively. Overall, core NIE to average assets declined to 3.47% during the quarter and is better than our goal for 2014. We expect this trend to continue as we have renegotiated one of our most significant vendor contracts during the quarter and anticipate related savings starting in the second half of 2014 and accelerating in 2015 and 2016. Also starting in the third quarter, improvements in our capital, earnings and asset quality should drive a decline in the annual costs of our FDIC insurance and other regulatory expenses of greater than $1.0 million on a full year run rate basis.

Our fourth key goal is to resolve our remaining credit issues. We are currently ahead of schedule with low credit costs incurred to date. Nonperforming assets were reduced 9% in the quarter, to 2.7% of total assets, versus a year-end goal of 2.3%. We reduced classified assets by $22.3 million year-to date versus a full year reduction goal of $40.0 million, and the Bank classified asset ratio continues to drop, down from 67% to 56% at quarter end, well on track to reach our goal of 45% by year end. Importantly we made this progress with very little credit cost, with only 12 basis points in annualized net charge-offs during the quarter and other real estate owned write-downs and valuation allowances of $1.1 million.

Results of Operations
Net Interest Income
Our principal source of revenue is net interest income. Net interest income is the difference between interest income earned on interest-earning assets, primarily loans and investment securities, and interest expense paid on interest-bearing deposits and other interest-bearing liabilities. The net interest margin measures how effectively we manage the mix of interest-earning assets and interest-bearing liabilities and the difference between the interest income earned on interest-earning assets and the interest expense paid for funds to support those assets. Fluctuations within net interest income are driven by changes in the mix of interest-earning assets and interest-bearing liabilities, changes in the interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities, the rate of growth of the interest-earning assets and interest-bearing liabilities base, the ratio of interest-earning assets to interest-bearing liabilities, and the management of interest rate sensitivity. An analysis of these changes is presented in the Average Balances and Net Interest Income Analysis - Second Quarter for the three month periods ended June 30, 2014 and 2013, and in the Average Balances and Net Interest Income Analysis - Six Months for the six month periods ended June 30, 2014 and 2013.
Net interest margin (taxable equivalent) improved 13 basis points from 3.27% in the second quarter of 2013 to 3.40% in the second quarter of 2014. Net interest income on a taxable equivalent basis was $15.7 million for the three month period ended June 30, 2014, an increase of 2%, or $0.2 million, from $15.5 million for the same period in 2013. The increase in interest income is a result of an increase in interest income on investment securities resulting from higher yields, as well as a decrease on interest paid on time deposits as both the rate and volume of such deposits have decreased. The yield on investment securities was improved as a result of declining prepayment expectations in the mortgage-backed security portfolio from rising interest rates.
The yield on average earning assets increased by 10 basis points during the second quarter of 2014 to 3.95% from 3.85% in the second quarter of 2013. The cost of interest-bearing liabilities was unchanged from the second quarter of 2013 to the second quarter of 2014 at 0.65%. The cost of interest-bearing deposits declined 6 basis points, or 11%, from 0.54% for the second quarter of 2013 to 0.48% for the second quarter of 2014 as the percentage of CDs in our deposit portfolio declined from 35.8% to 33.5% at June 30, 2013 and 2014, respectively.
The following table summarizes the average balance sheets and net interest income/margin analysis for the three months ended June 30, 2014 and 2013. The interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively.

Average Balances and Net Interest Income Analysis - Second Quarter

	Three Months Ended June 30,
	2014			2013
			Average			Average
(dollars in thousands)	Average	Income /	Yield /	Average	Income /	Yield /
	Balance (3)	Expense	Rate	Balance (3)	Expense	Rate
Interest-earning assets:
Loans (1)(2)	$1,238,847	$14,397	4.66%	$1,114,841	$14,470	5.21%
Taxable investment securities	550,032	3,731	2.72	577,463	3,518	2.44
Other earning assets	66,213	156	0.95	202,833	197	0.39
Total earning assets	1,855,092	18,284	3.95	1,895,137	18,185	3.85

Noninterest-earning assets:
Cash and due from banks	26,388			32,420
Goodwill and other intangible assets	10,636			11,465
Other assets, net	105,793			122,869
Total assets	$1,997,909			$2,061,891

Interest-bearing liabilities:
Interest-bearing demand deposits	$335,971	$261	0.31%	$352,953	$275	0.31%
Savings deposits	85,485	22	0.10	80,604	20	0.10
Money market deposits	437,921	261	0.24	447,887	248	0.22
Time deposits	581,009	1,197	0.83	670,533	1,547	0.93
Total interest-bearing deposits	1,440,386	1,741	0.48	1,551,977	2,090	0.54
Retail repurchase agreements	6,134	3	0.20	8,141	4	0.20
Federal Home Loan Bank advances	73,266	514	2.81	58,313	365	2.51
Other borrowed funds	61,990	287	1.86	56,702	264	1.87
Total interest-bearing liabilities	1,581,776	2,545	0.65	1,675,133	2,723	0.65

Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	314,741			274,320
Other liabilities	13,252			24,391
Shareholders' equity	88,140			88,047
Total liabilities and shareholders' equity	$1,997,909			$2,061,891

Net interest income and net yield on earning assets (4)		$15,739	3.40%		$15,462	3.27%

Interest rate spread (5)			3.30%			3.20%
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

Net interest income on a taxable equivalent basis was $31.2 million for the six month period ended June 30, 2014, an increase of $0.6 million, or 2%, from $30.7 million for the same period in 2013. The increase in interest income is a result of the rotation of the earning asset base into loans and securities from lower yielding cash balances, offset by lower loan yields and a smaller earning asset base, as well as a decrease in interest-bearing liability levels, an improvement in the level of low cost core deposits and a decrease in the rates paid on those liabilities.
Net interest margin (taxable equivalent) improved 19 basis points from 3.23% in the first six months of 2013 to 3.42% in the first six months of 2014. As described above, the increase was attributable primarily to the rotation of earning assets from cash and securities and into loans, and management's strategy to shift the mix of deposits away from higher cost time deposits. The yield on average earning assets increased by 13 basis points during the first half of 2014 to 3.96% from 3.83% in the comparable portion of 2013. The increase in average yield was the result of deploying cash invested at low short-term rates into higher-yielding and longer term securities, partially offset by a decline in loan yields. The cost of interest-bearing liabilities declined during the first six months of 2014 by 2 basis points to 0.64% compared to 0.66% in the same period of 2013, primarily as a result of the deposit mix shift. The cost of interest-bearing deposits declined 7 basis points, or 13%, from 0.55% for the first half of 2012 to 0.48% for the comparable period of 2013.
The following table summarizes the average balance sheets and net interest income/margin analysis for the six months ended June 30, 2014 and 2013. The interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively.

Average Balances and Net Interest Income Analysis - Six Months

	Six Months Ended June 30,
	2014			2013
			Average			Average
(dollars in thousands)	Average	Income /	Yield /	Average	Income /	Yield /
	Balance (3)	Expense	Rate	Balance (3)	Expense	Rate
Interest-earning assets:
Loans (1)(2)	$1,224,361	$28,502	4.69%	$1,131,004	$29,303	5.22%
Taxable investment securities	555,265	7,426	2.70	571,378	6,592	2.33
Tax-exempt investment securities (1)	—	—	—	—	—	—
Other earning assets	63,398	307	0.98	210,555	409	0.39
Total earning assets	1,843,024	36,235	3.96	1,912,937	36,304	3.83

Noninterest-earning assets:
Cash and due from banks	26,848			32,175
Goodwill and other intangible assets	10,794			11,504
Other assets, net	107,858			128,121
Total assets	$1,988,524			$2,084,737

Interest-bearing liabilities:
Interest-bearing demand deposits	$336,663	$511	0.31%	$354,759	$531	0.30%
Savings deposits	83,816	43	0.10	78,723	39	0.10
Money market deposits	443,274	527	0.24	452,514	493	0.22
Time deposits	577,946	2,362	0.82	695,076	3,274	0.95
Total interest-bearing deposits	1,441,699	3,443	0.48	1,581,072	4,337	0.55
Retail repurchase agreements	6,562	6	0.18	8,506	9	0.21
Federal Home Loan Bank advances	73,272	983	2.71	58,318	747	2.58
Other borrowed funds	61,981	561	1.83	56,702	528	1.88
Total interest-bearing liabilities	1,583,514	4,993	0.64	1,704,598	5,621	0.66

Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	305,585			264,451
Other liabilities	13,455			23,405
Shareholders' equity	85,970			92,283
Total liabilities and shareholders' equity	$1,988,524			$2,084,737

Net interest income and net yield on earning assets (4)		$31,242	3.42%		$30,683	3.23%

Interest rate spread (5)			3.32%			3.17%
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

Interest accretion in excess of contractual interest received on Granite Purchased Impaired Loans was $0.7 million in the second quarter compared to $1.7 million in the second quarter of 2013. For the first six months of 2014, interest accretion in excess of contractual interest received on Granite Purchased Impaired Loans was $1.6 million as compared to $2.4 million in the comparable period of 2013.
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
During the three and six month periods ended June 30, 2014, the recovery of loan losses was $(1.7) million and $(2.4) million, respectively, compared to $(1.1) million and $(0.9) million in the same periods of 2013, as a result of the impact of declining loss rates net of recoveries in recent periods and an increase in forecasted cash flows for Granite PI loans that resulted in the reversal of previously recorded impairment on pools of loans within this portfolio. During the six month periods ended June 30, 2014 and 2013, net charge-offs totaled $0.4 million and $3.3 million, respectively, or 0.07% and 0.59% of annualized average loans, respectively.
Noninterest Income
Noninterest income includes mortgage banking income, fees and service charges on deposit accounts, fees from cardholder and merchant services, fees and commissions related to trust and investment services, gains and losses on the sales of securities, and all other types of noninterest revenue.
For the three months ended June 30, 2014, noninterest income was $4.9 million compared to $5.2 million for the same period in 2013, a decrease of $0.3 million, or 7%, primarily the result of a $0.7 million decrease in mortgage loan sales income as origination volumes declined 30%, partially offset by a $0.4 million increase in gains on sales of securities. Core noninterest income, which excludes securities gains and losses, was $4.2 million, a decrease of $0.7 million from the second quarter of 2013 for the reasons just noted. See "Non-GAAP Measures" for further discussion.
For the six months ended June 30, 2014, noninterest income was $8.8 million compared to $11.8 million for the same period in 2013, a decrease of $3.0 million, or 25%, primarily the result of a $2.0 million decrease in net gains on sales of investment securities in the first six months of 2014, compared to the same period in 2013, as well as a $1.2 million decrease in mortgage loan sales income, as a result of higher mortgage interest rates, lower origination volume and lower sales of loans. Core noninterest income was $8.1 million, compared to $9.1 million in the first six months of 2013 as a result of the decline in mortgage loan income just noted, offset by increases in service charges on deposit accounts and cardholder and merchant services income.

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Noninterest Income
Service charges on deposit accounts	$1,619	$1,681	$3,183	$3,057
Mortgage loan income	261	921	435	1,665
Cardholder and merchant services income	1,209	1,174	2,322	2,243
Trust and investment services	399	394	757	635
Bank-owned life insurance	278	276	530	538
Other service charges, commissions and fees	332	337	684	595
Securities gains, net	720	345	720	2,723
Other income	75	119	205	324
Total noninterest income	4,893	5,247	8,836	11,780
Less:
Securities gains, net	720	345	720	2,723
Core noninterest income (1)	$4,173	$4,902	$8,116	$9,057
(1) See "Non-GAAP Measures"
Noninterest Expense
Noninterest expense components are included in the next table and include salary and employee benefits, occupancy and equipment, and other expenses associated with our operations, in addition to credit related expenses related to OREO and loan collections, and one-time merger-related expenses incurred to acquire and integrate Granite.

Noninterest expenses were $19.3 million in the second quarter of 2014 compared to $24.7 million in the same period of 2013, a decrease of $5.4 million, or 22%. The decrease in noninterest expense was primarily attributable to a $3.2 million decrease in total OREO and loan collection expense, as a result of our substantial reduction in nonperforming loans and OREO assets from the prior year and stabilizing real estate prices during 2013 and 2014. Our 2013 expenses include $2.0 million of merger-related costs in preparation for the merger of Bank of Granite into the Bank in June 2013. The second quarter of 2014 also includes nonrecurring expenses of $0.4 million related to the sale by the US Treasury of its common stock investment in the Company.
For the six months ended June 30, 2014, noninterest expenses declined $10.9 million, or 22%, from the same period of 2013, to $38.1 million. OREO expense declined $3.0 million from the first half of 2013, as a result of the decline in the OREO portfolio and stabilizing real estate prices during 2013 and 2014 described above. Loan collection expenses fell $1.8 million, and merger-related expense were $3.5 million in 2013, compared to zero in the first half of 2014. Personnel expenses declined $1.1 million from the first six months of 2013 as a result of branch closures and on-going staffing efficiency efforts.
As a result of the level of problem assets, actions taken to dispose of those assets, actions taken to restructure the balance sheet, and the expenses to acquire and integrate Bank of Granite, there are a significant number of non-core items within our noninterest expense. Excluding the items that we identify as non-core, other real estate expenses, loan collection expenses, merger-related expense, branch closure and restructuring expenses, mortgage and litigation accruals, U.S. Treasury expenses and rebranding expenses, the core noninterest expense ("Core NIE"), was $17.3 million in the second quarter of 2014. See "Non-GAAP Measures" for further discussion. This Core NIE was $0.9 million lower than Core NIE of $18.2 million in the same quarter in 2013. For the six months ended June 30, 2014, Core NIE was $2.4 million lower than the same period of 2013.
Full-time equivalent employees averaged 558 employees for the second quarter of 2014 versus 630 employees for the second quarter of 2013, a reduction of 11%.

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Noninterest Expense
Personnel expense	$9,956	$10,807	$20,349	$21,486
Net occupancy expense	1,512	1,671	3,065	3,502
Furniture, equipment and data processing expense	2,047	2,094	4,050	4,462
Professional fees	467	760	1,100	2,253
Stationery, printing and supplies	173	187	335	373
Advertising and marketing	147	179	300	844
Other real estate owned expense	954	3,332	1,215	4,214
Credit/debit card expense	604	473	1,199	898
FDIC insurance	595	664	1,234	1,334
Loan collection expense	551	1,408	1,208	2,979
Merger-related expense	—	1,989	—	3,498
Core deposit intangible amortization	352	352	704	704
Other expense	1,910	749	3,315	2,457
Total noninterest expense	19,268	24,665	38,074	49,004
Less:
Other real estate owned expense	954	3,332	1,215	4,214
Merger-related expense	—	1,989	—	3,498
Loan collection expense	551	1,408	1,208	2,979
Rebranding expenses	—	58	—	610
U.S. Treasury expenses	409	—	409	—
Mortgage and litigation accrual	7	(370)	(68)	(370)
Branch closure and restructuring expense	7	15	190	602
Core noninterest expense (1)	$17,340	$18,233	$35,120	$37,471
(1) See "Non-GAAP Measures"

Provision for Income Taxes
Income tax expense totaled $0.2 million for the second quarter of 2014 and $0.2 million for the second quarter of 2013. For the first six months of 2014, income tax expense totaled $0.3 million, compared to $2.1 million for the first six months of 2013. Our provision for income taxes, as a percentage of income (loss) before income taxes, was 7.8% and (8.0)% for the three months ended June 30, 2014 and June 30, 2013, respectively, and 6.0% and (36.7)% for the six months ended June 30, 2014 and June 30, 2013, respectively. Income tax expense in the first six months of 2014 and 2013 is primarily the result of the reduction of deferred tax liabilities as a result of sales of investment securities during the period which had unrealized gains (and associated deferred tax liabilities) prior to sale. Because we maintain a valuation allowance for net deferred tax assets equal to the gross deferred tax asset net of any deferred tax liabilities, reductions in deferred tax liabilities from the sale of the securities during the period resulted in an increase in the required valuation reserve and a corresponding increase in income tax expense.

Balance Sheet Review
Total assets at June 30, 2014 were $2.01 billion, an increase of $28.5 million, or 1%, compared to total assets of $1.99 billion at December 31, 2013.
Cash and interest-bearing balances were $70.5 million at June 30, 2014, an increase of $3.0 million, or 5%, compared to $67.4 million at December 31, 2013, primarily as a result of increases in the deposit portfolio and repayments and maturities of investment portfolio securities.
Total investment securities decreased $20.2 million during the first six months of 2014, from $566.4 million at December 31, 2013 to $546.2 million at June 30, 2014, a decrease of 4%. The portfolio is comprised of U.S. federal agency securities and federal agency MBSs (GSE), private residential MBSs, commercial MBSs (GSE), private commercial MBSs, and corporate debt securities. During the first quarter of 2013, we began to purchase investment securities to be held-to-maturity. At June 30, 2014 there were $147.1 million of investment securities so designated.
Gross loans held for investment increased $57.6 million, or 5%, during the first six months of 2014, from $1,212.2 million at December 31, 2013 to $1,269.9 million at June 30, 2014. The increase was primarily the result of loan originations net of reductions in problem loans, as well as the purchase of a $19.6 million residential mortgage loan pool. Loans held for investment grew in all lines of business during the first half of the year.
Other real estate owned ("OREO") and property acquired in settlement of loans decreased $6.5 million during the first six months of 2014, from $28.4 million at December 31, 2013 to $21.9 million at June 30, 2014, as a result of $6.9 million of OREO sales and $0.9 million of write-downs and losses, partially offset by the addition of $1.3 million of OREO properties. At June 30, 2014, 18 assets with a net carrying amount of $4.3 million were under contract for sale. Estimated losses, if any, with these sales have been recognized in the Consolidated Statements of Operations in the first six months of 2014. Actual gains, if any, will be recorded at the time of sale.
Total deposits were $1.76 billion at June 30, 2014, an increase of $15.1 million, or 1% from $1.75 billion at December 31, 2013. Noninterest-bearing deposits increased $31.4 million, or 11%, from $290.5 million at December 31, 2013 to $321.8 million at June 30, 2014, as these deposits rebounded from seasonal lows at year end 2013. The total cost of interest-bearing deposits declined by 7 basis points from 0.55% in the first six months of 2013 to 0.48% in the first six months of 2014. The cost of all deposits, including noninterest-bearing deposits, fell to 0.40% for the first six months of 2014, a decline of 7 basis points from 0.47% for the first six months of 2013.
Shareholders' equity at June 30, 2014 was $92.7 million as compared to $80.4 million at December 31, 2013. The book value per share was $4.26 at June 30, 2014 and average equity to average assets was 4.32% for the six months ended June 30, 2014 as compared to a book value per share of $3.68 and average equity to average assets of 4.18% for the year ended December 31, 2013. The change in shareholders' equity reflects net income to common shareholders for the six months ended June 30, 2014 of $4.1 million as well as $7.7 million other comprehensive income, net of tax, including unrealized gain on available-for-sale securities described below. We did not declare common dividends during the six months ended June 30, 2014, and will not pay any dividends until such time as we either receive or are not required to receive regulatory approval for the payment of dividends. We do not expect to pay dividends to shareholders for the foreseeable future.
During the first six months of 2014, the Company issued 142,462 shares of restricted stock awards to employees.  With the US Treasury sale of its shares in May 2014 and in compliance with the U.S. Treasury’s TARP regulations, the Company cancelled 267,937 shares of restricted stock awards granted to certain senior executives.  As a result of these transactions total shares outstanding for the six months ended  June 30, 2014 declined by 125,475.

Investment Securities
We evaluate all securities on a quarterly basis, and more frequently as economic conditions warrant, to determine if an other than temporary impairment (“OTTI”) exists. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than book value, the financial conditions and near-term prospects of the issuer, and the ability and intent of COB to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, we may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in shareholders' equity) and not recognized in income until the security is ultimately sold. As of June 30, 2014, there were no securities considered by COB to have OTTI.
During the first six months of 2014, changes in the overall level of interest rates resulted in net unrealized gains of $8.4 million in our available-for-sale portfolio. As a result, an unrealized gain of $13.6 million in the first six months of 2014, net of deferred taxes of $5.2 million, has been recorded in Other Comprehensive Income. We do not expect to sell these securities and realize these losses.

Asset Quality
Management considers asset quality to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. This function reports directly to the Risk Management Committee of the Board of Directors, and is independent of loan origination.
Acquired Loans
Loans acquired in the Merger ("Granite Purchased Loans") include purchased impaired loans ("PI loans") and purchased contractual loans ("PC loans"). At June 30, 2014 there were $169.9 million of Granite Purchased Loans, of which $28.0 million were PC loans, and $141.9 million were PI loans with subsequent credit deterioration.
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
At June 30, 2014, an ALL of $4.1 million was required for the PI loans, and these loans are presented on an accruing basis.
Commercial Real Estate Secured Loans
Commercial real estate secured lending (including commercial, construction and land development) is a significant portion of our commercial loan portfolio. These categories constitute $466.5 million, or approximately 37%, of our total loans held for investment portfolio at June 30, 2014, down from 38% at December 31, 2013. These categories are generally affected by changes in economic conditions, fluctuations in interest rates, the availability of loans to potential purchasers, changes in tax and other laws and acts of nature.
Nonperforming Assets
Nonperforming assets are comprised of nonaccrual loans, accruing loans past due 90 days or more, property acquired in settlement of loans and OREO. Nonperforming loans are loans placed in nonaccrual status when, in management's opinion, the collection of all or a portion of interest becomes doubtful. Loans are returned to accrual status when the factors indicating doubtful collectability cease to exist and the loan has performed in accordance with its terms for a demonstrated period of time. OREO represents real estate acquired through foreclosure or deed in lieu of foreclosure and it, and other property acquired in settlement of loans, is generally carried at fair value, less estimated costs to sell.
The level of nonperforming loans continued to decline, from $35.2 million or 2.90% of loans held for investment at December 31, 2013, to $31.7 million, or 2.50% of loans held for investment at June 30, 2014. OREO and property acquired in settlement of loans were $21.9 million at June 30, 2014, compared to $28.4 million at December 31, 2013, a decline of $6.5 million. During the first six months of 2014, we recorded net write-downs (net of gains on sales) of OREO of $0.9 million as compared to $3.3 million during the first six months of 2013. We have experienced stabilizing real estate prices during 2013 and 2014, and OREO sales in excess of additions to the portfolio. Total nonperforming assets declined 16% from $63.6 million at December 31, 2013 to $53.6 million at June 30, 2014, and represented 2.7% of total assets, an improvement from 3.2% at December 31, 2013.
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
The ALL of $26.8 million at December 31, 2013 decreased by 10% to $24.0 million at June 30, 2014. The ALL, as a percentage of loans held for investment, amounted to 1.89% at June 30, 2014 compared to 2.21% at December 31, 2013. Net charge-offs were $0.4 million in the first six months of 2014 compared to net charge-offs of $3.3 million in the first six months of 2013. Annualized net charge-offs in the first six months of 2014 were 0.07% of average loans, compared to annualized net charge-offs of 0.59% in the same period of 2013.
Actual past due loans and loan charge-offs have declined and management continues to diligently work to improve asset quality. Management believes the ALL of $24.0 million at June 30, 2014 is adequate to cover probable losses inherent in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management's judgments are based on numerous assumptions about current events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of COB. Additional information on the ALL is presented in Note 4 to the consolidated financial statements.
Historical loss rates are calculated by associating losses to the risk-graded pool to which they relate for each of the previous eight quarters. Then, using a look back period consisting of the twenty most recent quarters, loss factors are calculated for each risk-graded pool using a simple average. This represents a change in methodology which began in the third quarter of 2013. Previously, we used a look back period beginning in the third quarter of 2006 and a weighted average of losses. The impact of this change was immaterial to the financial statements of the Company during the quarter it was implemented.

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

The following table presents COB's investment in loans considered to be impaired and related information on those impaired loans as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, not individually reviewed for impairment	$4,750	$—	$4,612	$—
Impaired loans, individually reviewed, with no impairment	29,890	—	39,865	—
Impaired loans, individually reviewed, with impairment	9,693	855	2,965	927
Total impaired loans *	$44,333	$855	$47,442	$927

Purchased impaired loans with subsequent deterioration	141,924	4,123	161,307	5,560
Purchased impaired loans with no subsequent deterioration	—	—	345	—
Total Reserves		4,978		6,487
Average impaired loans calculated using a simple average	$45,888		$65,527
* Included at June 30, 2014 and December 31, 2013 were $12.9 million and $12.1 million, respectively, in restructured and performing loans.
Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of COB's customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities, and (d) availability under lines of credit. At June 30, 2014, the total amount of these four items was $514.4 million, or 26% of total assets, a decrease of $10.7 million from $525.1 million, or 26% of total assets, at December 31, 2013. COB could also access $288.9 million of additional borrowings under credit lines by pledging additional collateral.
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
At June 30, 2014, $98.2 million of the investment securities portfolio was pledged to secure public deposits, $17.9 million was pledged to retail repurchase agreements and $75.7 million was pledged to others, leaving $354.3 million available as lendable collateral.
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
COB's balance sheet continued to be asset-sensitive at June 30, 2014. During 2014, $40 million in interest rate swaps to fix the interest rate on FHLB advances offset the impact of fixed rate lending, maintaining the asset sensitivity profile. During 2013, increases in long-term interest rates that extended the duration of our fixed-rate mortgage-backed investment securities portfolio, purchases of $134 million of fixed-rate residential mortgage pools and the conversion of $50 million of fixed rate FHLB advances to floating rate reduced our overall level of asset sensitivity. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. COB's asset sensitivity is primarily derived from cash and due from banks position, variable rate commercial loans that adjust as interest rates changes and the long duration of its indeterminate term deposits. These variable rate loans are primarily funded by deposits that are not expected to reprice as quickly as the loans. Management believes COB's risk to changes in interest rates to be moderate.

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
The prompt corrective action provisions of federal law require the federal bank agencies to take prompt corrective action to resolve problems of insured depository institutions such as the Bank. The extent of these powers depends upon whether the institution is designated as well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. The minimum capital requirements to be characterized as “well-capitalized” and “adequately capitalized,” as defined by the applicable provisions of federal law, and COB and the Bank's capital ratios as of June 30, 2014 were as follows:

			Minimum Regulatory Requirement
	CommunityOne Bancorp	CommunityOne Bank	Adequately Capitalized	Well- Capitalized
Leverage capital ratio	6.35%	7.86%	4.00%	5.00%
Tier 1 risk-based capital ratio	9.70%	12.02%	4.00%	6.00%
Total risk-based capital ratio	12.66%	13.28%	8.00%	10.00%

On June 10, 2013, the OCC terminated the Bank Consent Order; however, the Bank has continuing obligations to, among other things, adhere to its Business Plan, including maintaining the capital ratios in the Plan, and will continue to have restrictions on its ability to pay dividends. With the lifting of the Consent Order, the Bank is considered “well-capitalized” under the applicable provisions of the Federal Deposit Insurance Act. On November 5, 2013, the FRBR terminated its Written Agreement with the Company which had been entered into on October 21, 2010. With the termination of the Written Agreement, the Company and the Bank are no longer subject to any formal supervisory orders. However, the Company continues to have restrictions on its ability to declare or pay dividends, distribute interest, principal or other amounts on its trust preferred securities, incurring, increasing or guaranteeing any debt, or repurchasing or redeeming any shares of stock.
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
Purchased Loans Accounting
Purchased impaired ("PI") loans are recorded at fair value at acquisition date. Therefore, amounts deemed uncollectible at acquisition date become part of the fair value determination and are excluded from the allowance for loan and lease losses. Following acquisition, we periodically reforecast expected cash flows for PI loans. Subsequent decreases in the amount expected to be collected result in a provision for loan losses with a corresponding increase in the allowance for loan losses. Subsequent increases in the amount expected to be collected result in a reversal of any previously recorded provision for loan losses and related allowance for loan losses, if any, or prospective adjustment to the accretable yield if no provision for loan losses had been recorded.
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
A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of historical credit losses, COB is in a three-year cumulative pre-tax loss position as of June 30, 2014. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset, which is difficult to overcome. Our estimate of realizable deferred tax assets was based on the scheduled reversal of deferred tax liabilities and estimated unrealized losses in the available-for-sale investment portfolio. In total, we have a net deferred tax asset of $150.4 million which is offset by a valuation allowance of $145.2 million. We did not consider future taxable income in determining the realizability of the deferred tax assets. We expect our income tax expense (benefit) will be negligible except for tax expense or benefit related to the change in the deferred tax liability related to available-for-sale securities until profitability is considered sustainable. At that time, a portion of the valuation allowance would be reversed. Reversal of the valuation allowance requires a great deal of judgment and will be based on the circumstances that exist as of that future date. If future events differ significantly from our current forecasts, we may need to increase this valuation allowance.
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
The State of North Carolina passed legislation to reduce the income tax rates from 6.9% to 6.0% in 2014 and to 5.0% in 2015.  The DTA has been reduced to account for the reduction in income tax rates to 5.0%.  The net reduction in DTA is offset by a corresponding reduction in the valuation allowance.
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

The following tables provide a more detailed analysis of these non-GAAP measures:

(dollars in thousands, except per share data)	As of and for the six months ended June 30, 2014	As of and for the year ended December 31, 2013	As of and for the six months ended June 30, 2013
Total average shareholders' equity	$88,047	$85,576	$92,283
Less:
Average goodwill	(4,205)	(4,205)	(4,205)
Average core deposit and other intangibles	(6,589)	(7,207)	(7,299)
Average tangible shareholders' equity (non-GAAP)	$77,253	$74,164	$80,779

Total average assets	$1,988,524	$2,047,146	$2,084,737
Less:
Average goodwill	(4,205)	(4,205)	(4,205)
Average core deposit and other intangibles	(6,589)	(7,207)	(7,299)
Average tangible assets (non-GAAP)	$1,977,730	$2,035,734	$2,073,233

Total shareholders' equity	$92,697	$80,361	$76,046
Less:
Goodwill	(4,205)	(4,205)	(4,205)
Core deposit and other intangibles	(6,296)	(6,914)	(7,403)
Tangible shareholders' equity (non-GAAP)	$82,196	$69,242	$64,438

Total assets	$2,013,513	$1,985,032	$2,036,313
Less:
Goodwill	(4,205)	(4,205)	(4,205)
Core deposit and other intangibles	(6,296)	(6,914)	(7,403)
Tangible assets (non-GAAP)	$2,003,012	$1,973,913	$2,024,705

Book value per common share	$4.26	$3.70	$3.50
Effect of intangible assets	(0.48)	(0.51)	(0.54)
Tangible book value per common share (non-GAAP)	$3.78	$3.19	$2.96

(dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Total noninterest expense	$19,268	$24,665	$38,074	$49,004
Less:
Other real estate owned expense	954	3,332	1,215	4,214
Loan collection expense	551	1,408	1,208	2,979
Merger-related expense	—	1,989	—	3,498
Rebranding expenses	—	58	—	610
U.S. Treasury expenses	409	—	409	—
Mortgage and litigation accrual	7	(370)	(68)	(370)
Branch closure and restructuring expense	7	15	190	602
Total non-core noninterest expense (non-GAAP)	1,928	6,432	2,954	11,533
Core noninterest expense (non-GAAP)	$17,340	$18,233	$35,120	$37,471

Total noninterest income	$4,893	$5,247	$8,836	$11,780
Less:
Securities gains (losses), net	720	345	720	2,723
Total non-core noninterest income (non-GAAP)	720	345	720	2,723
Core noninterest income (non-GAAP)	$4,173	$4,902	$8,116	$9,057

Income loss from continuing operations, before income taxes	$3,028	$(2,947)	$4,328	$(5,690)
Non-core noninterest expense (non-GAAP)	1,928	6,432	2,954	11,533
Less: Non-core noninterest income (non-GAAP)	(720)	(345)	(720)	(2,723)
Recovery of loan losses	(1,685)	(1,057)	(2,369)	(947)
Core earnings (non-GAAP)	$2,551	$2,083	$4,193	$2,173

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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Sections 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934), was carried out under the supervision and with the participation of COB's Chief Executive Officer and Chief Financial Officer and several other members of senior management as of June 30, 2014, the last day of the period covered by this Quarterly Report. COB's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management (including COB's Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal Control Changes
We assess the adequacy of our internal control over financial reporting quarterly and enhance our internal controls in response to internal control assessments and internal and external audit and regulatory recommendations. No control enhancements during the quarter ended June 30, 2014 have materially affected, or are reasonably likely to materially affect, COB’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
In the ordinary course of operations, COB is party to various legal proceedings. COB is not involved in, nor has it terminated during the six months ended June 30, 2014, any pending legal proceedings other than routine, nonmaterial proceedings occurring in the ordinary course of business.
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

CommunityOne Bancorp
(Registrant)

Date: August 8, 2014                    By:    /s/ DAVID L. NIELSEN
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