Form 10-Q
period 2014-09-30
CommunityOne Bancorp
filed 2014-11-07
CIK 764811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014	Commission File Number 0-13823

COMMUNITYONE BANCORP
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1456589
(State of Incorporation)	(I.R.S. Employer Identification No.)
1017 E. Morehead Street
Charlotte, North Carolina	28204
(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2014 (the most recent practicable date), the Registrant had outstanding approximately 21,820,687 shares of Common Stock.

CommunityOne Bancorp and Subsidiaries
Report on Form 10-Q
September 30, 2014

i

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
CommunityOne Bancorp and Subsidiaries
Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)	September 30, 2014	December 31, 2013*
Assets
Cash and due from banks	$26,411	$31,917
Interest-bearing bank balances	33,669	35,513
Investment securities:
Available-for-sale, at estimated fair value (amortized cost of $374,457 in 2014 and $438,057 in 2013)	363,296	414,614
Held-to-maturity, at amortized cost (estimated fair value of $139,582 in 2014 and $141,125 in 2013)	144,684	151,795
Loans held for sale	2,268	1,836
Loans held for investment	1,318,117	1,212,248
Less: Allowance for loan losses	(21,525)	(26,785)
Net loans held for investment	1,296,592	1,185,463
Premises and equipment, net	47,416	50,889
Other real estate owned and property acquired in settlement of loans	20,289	28,395
Core deposit premiums and other intangibles	5,986	6,914
Goodwill	4,205	4,205
Bank-owned life insurance	40,797	39,940
Other assets	30,180	33,551
Total Assets	$2,015,793	$1,985,032
Liabilities
Deposits:
Noninterest-bearing demand deposits	$317,981	$290,461
Interest-bearing deposits:
Demand, savings and money market deposits	859,003	875,970
Time deposits of $100 or more	249,499	229,395
Other time deposits	332,447	352,879
Total deposits	1,758,930	1,748,705
Retail repurchase agreements	12,217	6,917
Federal Home Loan Bank advances	73,246	73,283
Long-term notes payable	5,319	5,263
Junior subordinated debentures	56,702	56,702
Other liabilities	14,889	13,801
Total Liabilities	1,921,303	1,904,671
Shareholders' Equity
Preferred stock, 10,000,000 shares authorized
Series A, $10.00 par value; 51,500 shares issued and no shares outstanding in 2014 and 2013	—	—
Series B, no par value, authorized 250,000 shares, no shares issued and outstanding in 2014 and 2013	—	—
Common stock, no par value; authorized 2,500,000,000 shares, issued 21,741,210 shares in 2014 and 21,861,418 in 2013	462,357	461,636
Accumulated deficit	(357,828)	(363,670)
Accumulated other comprehensive loss	(10,039)	(17,605)
Total Shareholders' Equity	94,490	80,361
Total Liabilities and Shareholders' Equity	$2,015,793	$1,985,032
See accompanying notes to consolidated financial statements.
* Derived from audited consolidated financial statements

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest Income
Interest and fees on loans	$14,855	$15,993	$43,312	$45,451
Interest and dividends on investment securities:
Taxable income	3,400	3,774	10,826	10,366
Other interest income	140	86	447	244
Total interest income	18,395	19,853	54,585	56,061
Interest Expense
Deposits	1,725	1,894	5,168	6,231
Retail repurchase agreements	5	6	11	15
Federal Home Loan Bank advances	521	289	1,504	1,037
Other borrowed funds	296	282	857	809
Total interest expense	2,547	2,471	7,540	8,092
Net Interest Income before Recovery of Loan Losses	15,848	17,382	47,045	47,969
Recovery of loan losses	(1,679)	(350)	(4,048)	(1,297)
Net Interest Income after Recovery of Loan Losses	17,527	17,732	51,093	49,266
Noninterest Income
Service charges on deposit accounts	1,583	1,858	4,766	4,915
Mortgage loan income	205	420	640	2,085
Cardholder and merchant services income	1,183	1,161	3,505	3,403
Trust and investment services	344	329	1,101	964
Bank-owned life insurance	273	267	803	805
Other service charges, commissions and fees	290	365	974	960
Securities gains, net	34	50	754	2,773
Other income	73	37	278	362
Total noninterest income	3,985	4,487	12,821	16,267
Noninterest Expense
Personnel expense	12,616	9,663	32,965	31,149
Net occupancy expense	1,521	1,558	4,586	5,060
Furniture, equipment and data processing expense	2,208	2,050	6,258	6,512
Professional fees	699	222	1,799	2,475
Stationery, printing and supplies	149	136	484	509
Advertising and marketing	142	150	442	994
Other real estate owned expense	(29)	(98)	1,186	4,116
Credit/debit card expense	520	627	1,719	1,525
FDIC insurance	412	646	1,646	1,980
Loan collection expense	198	1,120	1,406	3,784
Merger-related expense	—	—	—	3,498
Core deposit premium intangible amortization	352	352	1,056	1,056
Other expense	1,227	1,501	4,542	4,273
Total noninterest expense	20,015	17,927	58,089	66,931
Income (loss) before income taxes	1,497	4,292	5,825	(1,398)
Income tax expense (benefit)	(276)	286	(17)	2,375
Net income (loss)	$1,773	$4,006	$5,842	$(3,773)

Weighted average number of shares outstanding - basic	21,739,009	21,738,770	21,853,866	21,722,536
Weighted average number of shares outstanding - diluted	21,746,965	21,738,770	21,865,972	21,722,536
Net income (loss) per share - basic and diluted	$0.08	$0.18	$0.27	$(0.17)
See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(dollars in thousands)	Three Months Ended September 30,
	2014	2013
Net income	$1,773	$4,006
Other comprehensive income (loss):
Unrealized gains (losses) arising during the period on available-for-sale securities	(521)	1,584
Tax effect	199	(829)
Unrealized gains (losses) arising during the period on available-for-sale securities, net of tax	(322)	755
Reclassification adjustment for gain on available-for-sale securities included in net income	(34)	(50)
Tax effect	13	19
Reclassification adjustment for gain on available-for-sale securities included in net income, net of tax	(21)	(31)
Unrealized gain (loss) on interest rate swaps	344	—
Tax effect	(132)	—
Unrealized gain (loss) on interest rate swaps, net of tax	212	—
Change in defined benefit plans liability	—	(249)
Tax effect	—	95
Change in defined benefit plans liability, net of tax	—	(154)
Other comprehensive income (loss), net of tax	(131)	570
Comprehensive income	$1,642	$4,576

(dollars in thousands)	Nine Months Ended September 30,
	2014	2013
Net income (loss)	$5,842	$(3,773)
Other comprehensive income (loss):
Unrealized gains (losses) arising during the period on available-for-sale securities	13,036	(19,857)
Tax effect	(4,986)	7,636
Unrealized gains (losses) arising during the period on available-for-sale securities, net of tax	8,050	(12,221)
Reclassification adjustment for gain on available-for-sale securities included in net income	(754)	(2,773)
Tax effect	288	1,094
Reclassification adjustment for gain on available-for-sale securities included in net income, net of tax	(466)	(1,679)
Unrealized gain (loss) on interest rate swaps	(29)	—
Tax effect	11	—
Unrealized gain (loss) on interest rate swaps, net of tax	(18)	—
Change in defined benefit plans liability	—	(757)
Tax effect	—	296
Change in defined benefit plans liability, net of tax	—	(461)
Other comprehensive income (loss), net of tax:	7,566	(14,361)
Comprehensive income (loss)	$13,408	$(18,134)
See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)
For Nine Months Ended September 30, 2014 and 2013

						Accumulated
(dollars in thousands, except share and per share data)						Other
	Preferred Stock		Common Stock		Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Total
Balance, December 31, 2012	—	$—	21,698,115	$460,955	$(362,187)	$(323)	$98,445
Comprehensive loss:
Net loss	—	—	—	—	(3,773)	—	(3,773)
Other comprehensive loss, net of tax	—	—	—	—	—	(14,361)	(14,361)
Stock options and restricted stock awards:
Compensation expense recognized	—	—	—	462	—	—	462
Issuance of restricted stock awards, net of cancellations	—	—	37,823	—	—	—	—
Shares issued as compensation to directors			3,708	29			29
Balance, September 30, 2013	—	$—	21,739,646	$461,446	$(365,960)	$(14,684)	$80,802
Balance, December 31, 2013	—	$—	21,861,418	$461,636	$(363,670)	$(17,605)	$80,361
Comprehensive income:
Net income	—	—	—	—	5,842	—	5,842
Other comprehensive income, net of tax	—	—	—	—	—	7,566	7,566
Stock options and restricted stock awards:
Compensation expense recognized	—	—	—	655	—	—	655
Issuance of restricted stock awards, net of cancellations	—	—	(126,687)	—	—	—	—
Shares issued as compensation to directors	—	—	6,479	66	—	—	66
Balance, September 30, 2014	—	$—	21,741,210	$462,357	$(357,828)	$(10,039)	$94,490

See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net income (loss)	$5,842	$(3,773)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	2,937	2,715
Recovery of loan losses	(4,048)	(1,297)
Deferred income taxes	(17)	2,375
Deferred loan fees and costs, net	462	(279)
Premium amortization and discount accretion of investment securities, net	1,797	3,632
Net gain on sale of investment securities	(754)	(2,773)
Amortization of core deposit premiums	1,056	1,056
Net accretion on acquired loans	(7,715)	(13,364)
Stock compensation expense	721	491
Increase in cash surrender value of bank-owned life insurance, net	(857)	(854)
Loans held for sale:
Origination of loans held for sale	(42,724)	(93,390)
Net proceeds from sale of loans held for sale	42,716	100,208
Net gain on sale of loans held for sale	(424)	(1,684)
Mortgage servicing rights capitalized	(433)	(959)
Mortgage servicing rights amortization	306	203
Net gain on sale of premises and equipment	59	604
Net loss on sales and write-downs of other real estate owned	739	3,004
Changes in assets and liabilities:
Decrease (Increase) in accrued interest receivable and other assets	740	(1,879)
Increase in accrued interest payable and other liabilities	1,144	155
Net cash provided by (used in) operating activities	1,547	(5,809)
Investing Activities
Available-for-sale securities:
Proceeds from sales	27,183	175,046
Proceeds from maturities, calls and principal repayments	35,668	56,650
Purchases	—	(126,041)
Held-to-maturity securities:
Proceeds from maturities, calls and principal repayments	6,817	—
Purchases	—	(155,394)
Net increase in loans held for investment	(101,065)	(13,608)
Proceeds from sales of other real estate owned	8,629	32,001
Purchases of premises and equipment	(1,692)	(2,455)
Proceeds from sales of premises and equipment	75	276
Net cash used in investing activities	(24,385)	(33,525)
Financing Activities
Net increase (decrease) in deposits	10,225	(115,916)
Increase in retail repurchase agreements	5,300	3,747
(Decrease) Increase in Federal Home Loan Bank advances	(37)	14,967
Net cash provided by (used in) financing activities	15,488	(97,202)
Net Decrease in Cash and Cash Equivalents	(7,350)	(136,536)
Cash and Cash Equivalents at Beginning of Period	67,430	239,610
Cash and Cash Equivalents at End of Period	$60,080	$103,074

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$6,752	$7,793
Noncash transactions:
Foreclosed loans transferred to other real estate owned	2,894	10,403
Loans to facilitate the sale of other real estate owned	1,699	5,071
Transfer of loans from held for investment to held for sale	—	894
Unrealized securities gains (losses), net of income taxes	7,584	(13,900)
Transfer of fixed assets to other assets	2,136	—
Employee benefit plan costs, net of income taxes	—	(461)
Unrealized loss on interest rate swaps, net of income taxes	(18)	—
Transfer of investment from other assets to available-for-sale securities	—	2,640
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
We earn revenue primarily from interest on loans and securities investments, mortgage banking income and fees charged for financial services provided to our customers. Offsetting these revenues are the cost of deposits and other funding sources, provision for loan losses and write-downs in the value of, gains and losses on disposition of and holding costs associated with our other real estate owned ("OREO"), and other operating costs such as: salaries and employee benefits, occupancy, data processing expenses, merger-related expenses and tax expense.
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
In the opinion of management, the accompanying consolidated financial statements contain the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of COB as of September 30, 2014 and December 31, 2013, and the results of its operations for the three and nine months, and cash flows for the nine months ended September 30, 2014 and 2013, respectively.
Use of Estimates
We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"). Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowances for loan losses (“ALL”), estimated cash flows of purchased impaired loans, the carrying value of OREO, the carrying value of intangible assets and the realization of deferred tax assets.
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

The following table summarizes the amortized cost and estimated fair value of investment securities and presents the related gross unrealized gains and losses:

September 30, 2014
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of:
U.S. government sponsored enterprises	$2,034	$19	$—	$2,053
Residential mortgage-backed securities-GSE	313,522	591	11,666	302,447
Residential mortgage-backed securities-Private	17,653	1,015	—	18,668
Commercial mortgage-backed securities-GSE	22,475	—	831	21,644
Commercial mortgage-backed securities-Private	10,376	—	319	10,057
Corporate notes	8,397	30	—	8,427
Total available-for-sale	374,457	1,655	12,816	363,296
Held-to-Maturity:
Residential mortgage-backed securities-GSE	134,618	—	4,859	129,759
Commercial mortgage-backed securities-Private	10,066	—	243	9,823
Total held-to-maturity	144,684	—	5,102	139,582
Total investment securities	$519,141	$1,655	$17,918	$502,878

December 31, 2013
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of:
U.S. government sponsored enterprises	$2,051	$26	$—	$2,077
Residential mortgage-backed securities-GSE	364,513	974	24,340	341,147
Residential mortgage-backed securities-Private	19,770	982	—	20,752
Commercial mortgage-backed securities-GSE	22,767	—	1,328	21,439
Commercial mortgage-backed securities-Private	10,408	—	823	9,585
Business Development Company investment	1,753	984		2,737
Corporate notes	16,795	82	—	16,877
Total available-for-sale	438,057	3,048	26,491	414,614
Held-to-Maturity:
Residential mortgage-backed securities-GSE	141,724	—	9,907	131,817
Commercial mortgage-backed securities-Private	10,071	—	763	9,308
Total held-to-maturity	151,795	—	10,670	141,125
Total investment securities	$589,852	$3,048	$37,161	$555,739
As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB based generally upon the balances of total assets and FHLB advances. FHLB capital stock is pledged to secure FHLB advances. This investment is carried at cost since no ready market exists for FHLB stock and there is no quoted market value. However, redemption of this stock has historically been at par value. The Bank owned a total of $5.1 million of FHLB stock at September 30, 2014 and $5.9 million at December 31, 2013. Due to the redemption provisions of FHLB stock, we have estimated that fair value approximated cost and that this investment was not impaired at September 30, 2014. FHLB stock is included in other assets at its original cost basis.
As a member bank of the Federal Reserve Bank of Richmond (“FRBR”), the Bank also is required to own capital stock of the FRBR based upon a percentage of the Bank's common stock and surplus. This investment is carried at cost since no ready market exists for FRBR stock and there is no quoted market value. At September 30, 2014 and December 31, 2013, the Bank owned a total of $4.7 million and $4.3 million of FRBR stock, respectively. Because this investment is in an entity of the U.S. government, we have estimated that fair value approximated the cost and that this investment was not impaired at September 30, 2014. FRBR stock is included in other assets at its original cost basis.
At September 30, 2014, $116.6 million of the investment securities portfolio was pledged to secure public deposits, $17.3 million was pledged to retail repurchase agreements and $176.9 million was pledged to others, leaving $197.1 million available as pledgeable collateral.
During the three and nine months ended September 30, 2014, the Bank sold securities with a book value of $23.9 million and $26.4 million and recognized gross gains of $0.5 million and $1.2 million respectively, and gross losses $0.4 million in both the three month and nine month period. During the three months and nine months ended September 30, 2013, the Bank sold securities with a book value of $3.3 million and $175.1 million, respectively, and recognized gross gains of $0.1 million and $2.9 million, respectively, and gross losses of $0 and $0.2 million, respectively. The Bank sold securities in 2014 to exit its position in a SBIC Fund investment that had converted to a publicly traded equity, to fund loan growth and to manage our interest rate sensitivity profile. The Bank sold securities in 2013 in order to manage our interest rate sensitivity profile.
The following tables show our investments' estimated fair value and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013. The change in unrealized losses during the nine months ending September 30, 2014 was attributed to changes in interest rates and not to changes in the credit quality of these securities. All unrealized losses on investment securities are considered by management to be temporary given the credit quality of these investment securities or the short duration of the unrealized loss, or both.

	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2014
Available-for-Sale:
Residential mortgage-backed securities-GSE	$—	$—	$281,209	$11,666	$281,209	$11,666
Commercial mortgage-backed securities-GSE	—	—	21,645	831	21,645	831
Commercial mortgage-backed securities-Private	—	—	10,057	319	10,057	319
Total available-for-sale	—	—	312,911	12,816	312,911	12,816
Held-to-Maturity:
Residential mortgage-backed securities-GSE	—	—	129,759	4,859	129,759	4,859
Commercial mortgage-backed securities-Private	—	—	9,823	243	9,823	243
Total held-to-maturity	—	—	139,582	5,102	139,582	5,102
Total	$—	$—	$452,493	$17,918	$452,493	$17,918

December 31, 2013
Available-for-Sale
Residential mortgage-backed securities-GSE	$222,475	$16,585	$76,501	$7,755	$298,976	$24,340
Commercial mortgage-backed securities-GSE	—	—	21,439	1,328	21,439	1,328
Commercial mortgage-backed securities-Private	9,585	823	—	—	9,585	823
Total available-for-sale	232,060	17,408	97,940	9,083	330,000	26,491
Held-to-Maturity:
Residential mortgage-backed securities-GSE	131,817	9,907	—	—	131,817	9,907
Commercial mortgage-backed securities-Private	9,308	763	—	—	9,308	763
Total held-to-maturity	141,125	10,670	—	—	141,125	10,670
Total	$373,185	$28,078	$97,940	$9,083	$471,125	$37,161
At September 30, 2014 and December 31, 2013, there were 36 and ten available-for-sale securities that were in an unrealized loss position for 12 months or more, respectively.

COB analyzed its securities portfolio at September 30, 2014, and considered ratings, fair value, cash flows and other factors to determine if any of the securities were other than temporarily impaired. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and COB has determined that it is not more likely than not that COB will be required to sell the security before recovery of its amortized cost basis, none of the securities are deemed to be other than temporarily impaired.

The aggregate amortized cost and fair value of securities at September 30, 2014, by remaining contractual maturity, are shown in the following table. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations. Mortgage backed securities are grouped based on stated maturity date, but actual maturity will vary based on the actual repayment of the underlying mortgage loans.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U.S. government sponsored agencies
Due after one year through five years	$2,034	$2,053	$—	$—
Residential mortgage-backed securities-GSE
Due after five years through 10 years	7,267	7,378	—	—
Due after ten years	306,255	295,069	134,618	129,759
Residential mortgage-backed securities-Private
Due after ten years	17,653	18,668	—	—
Commercial mortgage-backed securities-GSE
Due after five years through 10 years	22,475	21,644	—	—
Commercial mortgage-backed securities-Private
Due after ten years	10,376	10,057	10,066	9,823
Corporate notes
Due in one year or less	8,397	8,427	—	—
Total	$374,457	$363,296	$144,684	$139,582

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
Loans acquired in the Merger ("Granite Purchased Loans") included PI loans and PC loans. Loans designated as PC loans included performing revolving consumer and performing revolving commercial loans on the acquisition date.
The following table presents an aging analysis of accruing and nonaccruing loans as of September 30, 2014:

(dollars in thousands)	Accruing
	30-59 days past due	60-89 days past due	More than 90 days past due	Nonaccrual	Total past due and nonaccrual	Current and accruing	Total Loans
PC and Originated Loans
Commercial and agricultural	$504	$—	$—	$351	$855	$89,524	$90,379
Real estate - construction	77	144	—	2,878	3,099	63,548	66,647
Real estate - mortgage:
1-4 family residential	502	517	107	8,670	9,796	634,346	644,142
Commercial	327	154	470	15,913	16,864	304,777	321,641
Consumer	82	40	—	94	216	64,427	64,643
Total	1,492	855	577	27,906	30,830	1,156,622	1,187,452
PI loans
Commercial and agricultural	—	—	2,268	—	2,268	5,990	8,258
Real estate - construction	—	—	3,934	—	3,934	5,343	9,277
Real estate - mortgage:
1-4 family residential	93	—	2,352	—	2,445	15,873	18,318
Commercial	898	1,335	11,584	—	13,817	80,013	93,830
Consumer	7	—	11	—	18	964	982
Total	998	1,335	20,149	—	22,482	108,183	130,665
Total Loans	$2,490	$2,190	$20,726	$27,906	$53,312	$1,264,805	$1,318,117

The following table presents an aging analysis of accruing and nonaccruing loans as of December 31, 2013:

(dollars in thousands)	Accruing
	30-59 days past due	60-89 days past due	More than 90 days past due	Nonaccrual	Total past due and nonaccrual	Current and accruing	Total Loans
PC and Originated Loans
Commercial and agricultural	$18	$43	$—	$516	$577	$60,946	$61,523
Real estate - construction	168	634	—	4,677	5,479	48,711	54,190
Real estate - mortgage:
1-4 family residential	3,454	522	—	11,580	15,556	593,698	609,254
Commercial	1,765	77	—	18,380	20,222	261,524	281,746
Consumer	56	17	—	12	85	43,798	43,883
Total	5,461	1,293	—	35,165	41,919	1,008,677	1,050,596
PI loans
Commercial and agricultural	35	16	1,977	—	2,028	8,701	10,729
Real estate - construction	48	—	2,758	—	2,806	7,087	9,893
Real estate - mortgage:
1-4 family residential	135	9	2,907	—	3,051	23,802	26,853
Commercial	903	—	17,479	—	18,382	94,796	113,178
Consumer	6	—	12	—	18	981	999
Total	1,127	25	25,133	—	26,285	135,367	161,652
Total Loans	$6,588	$1,318	$25,133	$35,165	$68,204	$1,144,044	$1,212,248
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
Loans categorized as Special Mention or worse are considered Criticized. Loans categorized as Substandard or Doubtful are considered Classified. Purchased loans acquired in the Merger are recorded at estimated fair value on the date of acquisition without the carryover of related ALL. The table below includes $30.8 million and $40.5 million in Granite Purchased Loans categorized as Substandard or Doubtful at September 30, 2014 and December 31, 2013, respectively.

The following table presents loans held for investment balances by risk grade as of September 30, 2014:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
	(Ratings 1-5)	(Rating 6)	(Rating 7)	(Rating 8)	Total
Commercial and agricultural	$94,085	$1,704	$2,848	$—	$98,637
Real estate - construction	65,298	2,868	7,758	—	75,924
Real estate - mortgage:
1-4 family residential	637,609	8,067	16,784	—	662,460
Commercial	346,857	23,405	44,743	466	415,471
Consumer	65,116	15	105	389	65,625
Total	$1,208,965	$36,059	$72,238	$855	$1,318,117
The following table presents loans held for investment balances by risk grade as of December 31, 2013:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
	(Ratings 1-5)	(Rating 6)	(Rating 7)	(Rating 8)	Total
Commercial and agricultural	$67,277	$1,262	$3,713	$—	$72,252
Real estate - construction	50,138	3,984	9,961	—	64,083
Real estate - mortgage:
1-4 family residential	601,304	10,887	23,916	—	636,107
Commercial	307,661	29,711	57,552	—	394,924
Consumer	44,450	40	47	345	44,882
Total	$1,070,830	$45,884	$95,189	$345	$1,212,248
Loans included in the preceding loan composition table are net of participations sold. Loans are increased by net loan premiums of $3.1 million and $3.6 million at September 30, 2014 and December 31, 2013, respectively.
At September 30, 2014 and December 31, 2013, loans held for sale consisted of originated residential mortgage loans held for sale carried at the lower of cost or fair market value.
Loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balance of loans serviced for others amounted to $222.8 million at September 30, 2014 and $190.2 million at December 31, 2013.
Loans Pledged
To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans. Gross loans of $132.4 million and $125.6 million of investment securities, and gross loans of $169.5 million and $24.1 million of investment securities, were pledged to collateralize FHLB advances and letters of credit at September 30, 2014 and December 31, 2013, respectively, of which there was $127.5 million and $31.8 million of credit availability for borrowing, respectively. At September 30, 2014, $5.8 million of loans and $49.3 million of securities were pledged to collateralize potential borrowings from the Federal Reserve Discount Window, of which $51.6 million was available as borrowing capacity. We could also access $200.7 million of additional borrowings from the FHLB under credit lines by pledging additional collateral.
Nonaccruing and Impaired Loans
Interest income on loans is calculated by using the interest method based on the daily outstanding balance. The recognition of interest income is discontinued when, in management's opinion, the collection of all or a portion of interest becomes doubtful. Loans are returned to accrual status when the factors indicating doubtful collectability cease to exist and the loan has performed in accordance with its terms for a demonstrated period of time. The past due status of loans is based on the contractual payment terms. Had nonaccruing loans been on accruing status, interest income would have been higher by $0.6 million and $0.7 million for the three months ended September 30, 2014 and September 30, 2013, respectively, and higher by $1.7 million and $2.3 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. At September 30, 2014 and

December 31, 2013, COB had certain impaired loans of $27.9 million and $35.2 million, respectively, which were on nonaccruing interest status.
All loan classes are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date. When we cannot reasonably expect full and timely repayment of a loan, the loan is placed on nonaccrual.
All loan classes on which principal or interest is in default for 90 days or more are put on nonaccrual status, unless there is sufficient information to conclude that the loan is well secured and in the process of collection. A debt is "well-secured" if collateralized by liens on or pledges of real or personal property, including securities, which have a realizable value sufficient to discharge the debt in full, or by the guarantee of a financially responsible party. A debt is "in process of collection" if collection is proceeding in due course either through legal action, including judgment enforcement procedures, or, in appropriate circumstances, through collection efforts not involving legal action that are reasonably expected to result in repayment of the debt or its restoration to a current status.
Loans that are less than 90 days delinquent may also be placed on nonaccrual if deterioration in the financial condition of the borrower has increased the probability of less than full repayment.
At the time a loan is placed on nonaccrual, all accrued, unpaid interest is charged off, unless repayment of all principal and presently accrued but unpaid interest is probable. Charge-offs of accrued and unpaid interest are charged against the current year's interest income and not against the ALL.
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
For all classes within all loan portfolios, cash receipts received on nonaccrual loans are generally applied entirely against principal until the loan has been collected in full, after which time any additional cash receipts are recognized as interest income.
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
The following table summarizes information relative to impaired loans for the dates indicated:

	September 30, 2014		December 31, 2013
(dollars in thousands)	Recorded Investment	Associated Reserves	Recorded Investment	Associated Reserves
Impaired loans, not individually reviewed for impairment	$4,741	$—	$4,612	$—
Impaired loans, individually reviewed, with no impairment	29,582	—	39,865	—
Impaired loans, individually reviewed, with impairment	7,811	442	2,965	927
Total impaired loans, excluding purchased impaired *	$42,134	$442	$47,442	$927

Purchased impaired loans with subsequent deterioration	$111,541	3,923	$161,307	5,560
Purchased impaired loans with no subsequent deterioration	$19,124	—	$345	—
Total Reserves		$4,365		$6,487

Average impaired loans calculated using a simple average	$44,788		$65,527

* Included at September 30, 2014 and December 31, 2013 were $13.8 million and $12.1 million, respectively, in restructured and performing loans.
The following table presents loans held for investment on nonaccrual status by loan class for the dates indicated:

(dollars in thousands)
	September 30, 2014	December 31, 2013
Loans held for investment:
Commercial and agricultural	$351	$516
Real estate - construction	2,878	4,677
Real estate - mortgage:
1-4 family residential	8,670	11,580
Commercial	15,913	18,380
Consumer	94	12
Total nonaccrual loans	27,906	35,165
Loans more than 90 days delinquent, still on accrual	577	—
Total nonperforming loans	$28,483	$35,165
There were no loans held for sale on nonaccrual status as of September 30, 2014 or December 31, 2013.

The following table presents individually reviewed impaired loans and purchased impaired loans with subsequent credit deterioration, segregated by portfolio segment, and the corresponding allowance for loan losses as of September 30, 2014:

		Unpaid
(dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
Individually reviewed impaired loans with no related allowance recorded:
Commercial and agricultural	$222	$461	$—
Real estate - construction	2,830	3,371	—
Real estate - mortgage:
1-4 family residential	8,028	9,915	—
Commercial	18,502	24,792	—
Consumer	—	—	—
Total	29,582	38,539	—
Individually reviewed impaired loans with an allowance recorded:
Commercial and agricultural	—	—	—
Real estate - construction	—	—	—
Real estate - mortgage:
1-4 family residential	3,402	3,853	335
Commercial	4,409	4,606	87
Consumer	—	—	—
Total	7,811	8,459	422
Total individually reviewed impaired loans
Commercial and agricultural	222	461	—
Real estate - construction	2,830	3,371	—
Real estate - mortgage:
1-4 family residential	11,430	13,768	335
Commercial	22,911	29,398	87
Consumer	—	—	—
Total	$37,393	$46,998	$422

PI loans with subsequent credit deterioration:
Commercial and agricultural	$7,774	$6,392	$380
Real estate - construction	9,199	10,801	613
Real estate - mortgage:
1-4 family residential	16,892	17,158	375
Commercial	76,695	77,095	2,365
Consumer	981	675	190
Total	$111,541	$112,121	$3,923

The following table presents individually reviewed impaired loans, and purchased impaired loans with subsequent credit deterioration, segregated by portfolio segment, and the corresponding allowance for loan losses as of December 31, 2013:

		Unpaid
(dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
Individually reviewed impaired loans with no related allowance recorded:
Commercial and agricultural	$398	$643	$—
Real estate - construction	4,734	8,893	—
Real estate - mortgage:
1-4 family residential	11,154	14,431	—
Commercial	23,579	28,905	—
Consumer	—	—	—
Total	39,865	52,872	—
Individually reviewed impaired loans with an allowance recorded:
Commercial and agricultural	—	—	—
Real estate - construction	—	—	—
Real estate - mortgage:
1-4 family residential	2,965	3,032	927
Commercial	—	—	—
Consumer	—	—	—
Total	2,965	3,032	927
Total individually reviewed impaired loans
Commercial and agricultural	398	643	—
Real estate - construction	4,734	8,893	—
Real estate - mortgage:
1-4 family residential	14,119	17,463	927
Commercial	23,579	28,905	—
Consumer	—	—	—
Total	$42,830	$55,904	$927
PI loans with subsequent credit deterioration:
Commercial and agricultural	$10,729	$10,344	$382
Real estate - construction	9,792	11,216	1,015
Real estate - mortgage:
1-4 family residential	26,628	28,143	724
Commercial	113,178	121,813	3,251
Consumer	980	785	188
Total	$161,307	$172,301	$5,560

The following summary presents individually reviewed impaired loans. Average recorded investment and interest income recognized on impaired loans, segregated by portfolio segment, is shown in the following tables as of September 30, 2014 and September 30, 2013:

	For Three Months Ended		For Three Months Ended
	September 30, 2014		September 30, 2013
	Average	Interest	Average	Interest
(dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Individually reviewed impaired loans with no related allowance recorded:
Commercial and agricultural	$222	$—	$434	$—
Real estate - construction	2,865	8	10,006	3
Real estate - mortgage:
1-4 family residential	8,253	23	10,516	—
Commercial	19,042	28	27,844	4
Consumer	—	—	—	—
Total	30,382	59	48,800	7
Individually reviewed impaired loans with an allowance recorded:
Commercial and agricultural	—	—	—	—
Real estate - construction	—	—	97	—
Real estate - mortgage:
1-4 family residential	3,413	12	2,605	—
Commercial	4,427	38	273	—
Consumer	—	—	—	—
Total	7,840	50	2,975	—
Total individually reviewed impaired loans:
Commercial and agricultural	222	—	434	—
Real estate - construction	2,865	8	10,103	3
Real estate - mortgage:
1-4 family residential	11,666	35	13,121	—
Commercial	23,469	66	28,117	4
Consumer	—	—	—	—
Total	$38,222	$109	$51,775	$7

	For Nine Months Ended		For Nine Months Ended
	September 30, 2014		September 30, 2013
	Average	Interest	Average	Interest
(dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Individually reviewed impaired loans with no related allowance recorded:
Commercial and agricultural	$222	$—	$455	$7
Real estate - construction	2,936	29	10,300	23
Real estate - mortgage:
1-4 family residential	8,400	87	10,442	14
Commercial	19,814	237	29,288	58
Consumer	—	—	—	—
Total	31,372	353	50,485	102
Individually reviewed impaired loans with an allowance recorded:
Commercial and agricultural	$—	$—	$107	$—
Real estate - construction	—	—	220	6
Real estate - mortgage:
1-4 family residential	3,440	45	1,682	4
Commercial	4,479	153	3,933	—
Consumer	—	—	167	1
Total	7,919	198	6,109	11
Total individually reviewed impaired loans:
Commercial and agricultural	222	—	562	7
Real estate - construction	2,936	29	10,520	29
Real estate - mortgage:
1-4 family residential	11,840	132	12,124	18
Commercial	24,293	390	33,221	58
Consumer	—	—	167	1
Total	$39,291	$551	$56,594	$113
Impaired loans also include loans for which we may elect to grant a concession, providing terms more favorable than those prevalent in the market (e.g., rate, amortization term), and formally restructure due to the weakening credit status of a borrower. Restructuring is designed to facilitate a repayment plan that minimizes the potential losses that we otherwise may have to incur. If these impaired loans are on nonaccruing status as of the date of restructuring, the loans are included in nonperforming loans. Nonperforming restructured loans will remain as nonperforming until the borrower can demonstrate adherence to the restructured terms for a period of no less than six months and when it is otherwise determined that continued adherence is reasonably assured. Some restructured loans continue as accruing loans after restructuring if the borrower is not past due at the time of restructuring, adequate collateral valuations support the restructured loans, and the cash flows of the underlying business appear adequate to support the restructured debt service. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At September 30, 2014, there was $19.9 million in restructured loans, of which $14.2 million were accruing. At December 31, 2013, there was $18.1 million in restructured loans, of which $12.1 million were accruing.

Granite Purchased Loans
Granite Purchased Loans include PI loans and PC loans. PC loans consist of revolving consumer and commercial loans that were performing as of the acquisition date.
PI loans are segregated into pools and recorded at estimated fair value on the date of acquisition without the carryover of the related ALL. PI loans are accounted for under ASC 310-30 when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition we will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the date of acquisition may include statistics such as past due status, nonaccrual status and risk grade. PI loans generally meet our definition for nonaccrual status; however, even if the borrower is not currently making payments, we will classify loans as accruing if we can reasonably estimate the amount and timing of future cash flows. All Granite PI loans are presented on an accruing basis. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference.
Periodically, we estimate the expected cash flows for each pool of the PI loans and evaluate whether the expected cash flows for each pool have changed from prior estimates. Decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior provisions, or reclassification from non-accretable difference to accretable yield with a positive impact on future interest income. Excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.
We have accounted for the Granite PI loans under ASC 310-30 and the Granite PC loans under ASC 310-20.
At September 30, 2014, and December 31, 2013, our financial statements reflected a Granite PI loan ALL of $3.9 million and $5.6 million, respectively, and an ALL for Granite PC loans of $0.6 million and $0.9 million, respectively.

The following table presents the balance of all Granite Purchased Loans:

	At September 30, 2014
(dollars in thousands)	Purchased Impaired	Purchased Contractual	Total Purchased Loans	Unpaid Principal Balance
Commercial and agricultural	$8,258	$3,786	$12,044	$10,840
Real estate - construction	9,277	—	9,277	10,886
Real estate - mortgage:
1-4 family residential	18,318	23,141	41,459	43,659
Commercial	93,830	—	93,830	100,567
Consumer	982	—	982	687
Total	$130,665	$26,927	$157,592	$166,639

	At December 31, 2013
(dollars in thousands)	Purchased Impaired	Purchased Contractual	Total Purchased Loans	Unpaid Principal Balance
Commercial and agricultural	$10,729	$5,948	$16,677	$16,452
Real estate - construction	9,893	—	9,893	11,368
Real estate - mortgage:
1-4 family residential	26,853	22,127	48,980	51,359
Commercial	113,178	373	113,551	122,197
Consumer	999	—	999	798
Total	$161,652	$28,448	$190,100	$202,174

The tables below include only those Granite Purchased Loans accounted for under the expected cash flow method (PI loans) for the periods indicated. These tables do not include PC loans, including Granite PC loans or purchased residential mortgage loan pools.

	For Three Months Ended		For Three Months Ended
	September 30, 2014		September 30, 2013
	Purchased Impaired		Purchased Impaired
(dollars in thousands)	Carrying Amount	Future Accretion	Carrying Amount	Future Accretion
Balance, beginning of period	$141,924	$27,764	$189,159	$28,706
Accretion	2,323	(2,323)	4,283	(4,283)
Increase in future accretion	—	1,495	—	—
Payments received	(13,253)	—	(16,225)	—
Foreclosed and transferred to OREO	(329)	—	(624)	—
Subtotal before allowance	130,665	26,936	176,593	24,423
Allowance for loan losses	(3,923)	—	(4,066)	—
Net carrying amount, end of period	$126,742	$26,936	$172,527	$24,423

	For Nine Months Ended		For Nine Months Ended
	September 30, 2014		September 30, 2013
	Purchased Impaired		Purchased Impaired
(dollars in thousands)	Carrying Amount	Future Accretion	Carrying Amount	Future Accretion
Balance, beginning of period	$161,652	$29,987	$228,392	$30,299
Accretion	7,402	(7,402)	12,677	(12,677)
Increase in future accretion	—	4,351	—	6,801
Reclassification of loans and adjustments	(4,180)	—	—	—
Payments received	(33,858)	—	(62,556)	—
Foreclosed and transferred to OREO	(351)	—	(1,920)	—
Subtotal before allowance	130,665	26,936	176,593	24,423
Allowance for credit losses	(3,923)	—	(4,066)	—
Net carrying amount, end of period	$126,742	$26,936	$172,527	$24,423
Allowance for Loan Losses
COB's ALL, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with our best estimate of probable loan losses to be incurred as of the balance sheet date. We assess COB's ALL quarterly. This assessment includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. For purposes of the ALL, we have grouped our loans into pools with similar risk characteristics, including loan purpose, collateral type and borrower type. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. We also analyze the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While we use the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used.
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

We lend primarily in North Carolina. As of September 30, 2014, a large majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in North Carolina. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by us in the determination of the adequacy of the ALL. We believe the ALL is adequate to cover estimated losses on loans at each balance sheet date.

During the three month period ended September 30, 2014, we charged off $2.0 million in loans and realized $1.2 million in recoveries, for $0.8 million of net charge-offs.

The ALL, as a percentage of loans held for investment, was 1.63% at September 30, 2014, compared to 2.12% at September 30, 2013. At December 31, 2013, the ALL, as a percentage of loans held for investment, was 2.21%.

An analysis of the changes in the ALL is as follows:

	For Three Months Ended		For Nine Months Ended
(dollars in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Balance, beginning of period	$23,975	$25,085	$26,785	$29,314
Recovery of losses charged to continuing operations	(1,679)	(350)	(4,048)	(1,297)
Net recoveries (charge-offs):
Charge-offs	(1,970)	(1,724)	(5,980)	(10,836)
Recoveries	1,199	2,376	4,768	8,206
Net (charge-offs) recoveries	(771)	652	(1,212)	(2,630)
Balance, end of period	$21,525	$25,387	$21,525	$25,387
Annualized net charge-offs (recoveries) during the period to average loans held for investment	0.24%	(0.22)%	0.13%	0.31%
Annualized net charge-offs (recoveries) during the period to ALL	14.21%	(10.19)%	7.53%	13.85%
Allowance for loan losses to loans held for investment	1.63%	2.12%	1.63%	2.12%
The following table presents ALL activity by portfolio segment for the three months ended September 30, 2014:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total

ALL:
Beginning balance July 1, 2014	$3,508	$4,778	$7,410	$5,666	$2,613	$23,975
Charge-offs	(301)	(52)	(234)	(511)	(872)	(1,970)
Recoveries	171	131	396	123	378	1,199
Provision (recovery of provision)	(58)	(1,089)	(1,217)	(150)	835	(1,679)
Ending balance September 30, 2014	$3,320	$3,768	$6,355	$5,128	$2,954	$21,525

The following table presents ALL activity by portfolio segment for the three months ended September 30, 2013:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:

Beginning balance July 1, 2013	$2,192	$5,652	$7,400	$7,387	$2,454	$25,085
Charge-offs	(2)	(36)	(394)	(592)	(700)	(1,724)
Recoveries	465	1,039	285	357	230	2,376
Provision (recovery of provision)	(45)	(1,560)	1,493	(677)	439	(350)
Ending balance September 30, 2013	$2,610	$5,095	$8,784	$6,475	$2,423	$25,387

The following table presents ALL activity by portfolio segment for the nine months ended September 30, 2014:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Beginning balance January 1, 2014	$2,931	$5,233	$8,869	$7,195	$2,557	$26,785
Charge-offs	(1,311)	(676)	(869)	(1,307)	(1,817)	(5,980)
Recoveries	825	1,458	894	716	875	4,768
Provision (recovery of provision)	875	(2,247)	(2,539)	(1,476)	1,339	(4,048)
Ending balance September 30, 2014	$3,320	$3,768	$6,355	$5,128	$2,954	$21,525

The following table presents ALL activity by portfolio segment for the nine months ended September 30, 2013:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Beginning balance January 1, 2013	$3,238	$4,987	$8,701	$9,627	$2,761	$29,314
Charge-offs	(1,196)	(964)	(3,563)	(2,853)	(2,260)	(10,836)
Recoveries	1,376	2,106	962	2,363	1,399	8,206
Provision (recovery of provision)	(808)	(1,034)	2,684	(2,662)	523	(1,297)
Ending balance September 30, 2013	$2,610	$5,095	$8,784	$6,475	$2,423	$25,387

The following table details the recorded investment in loans related to each segment in the allowance for loan losses by portfolio segment and disaggregated on the basis of impairment evaluation methodology at September 30, 2014:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Individually reviewed for impairment	$—	$—	$355	$87	$—	$442
Collectively reviewed for impairment	2,940	3,155	5,625	2,676	2,764	17,160
PI loans reviewed for credit impairment	380	613	375	2,365	190	3,923
PI loans with no credit deterioration	—	—	—	—	—	—
Total ALL	$3,320	$3,768	$6,355	$5,128	$2,954	$21,525
Loans held for investment
Individually reviewed for impairment	$222	$2,830	$11,430	$22,911	$—	$37,393
Collectively reviewed for impairment	90,157	63,817	632,712	298,730	64,643	1,150,059
PI loans with subsequent credit deterioration	7,774	9,199	16,892	76,695	981	111,541
PI loans with no credit deterioration	484	78	1,426	17,135	1	19,124
Total loans	$98,637	$75,924	$662,460	$415,471	$65,625	$1,318,117
The following table details the recorded investment in loans related to each segment in the allowance for loan losses by portfolio segment and disaggregated on the basis of impairment evaluation methodology at December 31, 2013:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Individually reviewed for impairment	$—	$—	$927	$—	$—	$927
Collectively reviewed for impairment	2,549	4,218	7,218	3,944	2,369	20,298
PI loans reviewed for credit impairment	382	1,015	724	3,251	188	5,560
PI loans with no credit deterioration	—	—	—	—	—	—
Total ALL	$2,931	$5,233	$8,869	$7,195	$2,557	$26,785
Loans held for investment
Individually reviewed for impairment	$398	$4,734	$14,119	$23,579	$—	$42,830
Collectively reviewed for impairment	61,125	49,456	595,135	258,167	43,883	1,007,766
PI loans with subsequent credit deterioration	10,729	9,792	26,628	113,178	980	161,307
PI loans with no credit deterioration	—	101	225	—	19	345
Total loans	$72,252	$64,083	$636,107	$394,924	$44,882	$1,212,248

Troubled Debt Restructuring
The following tables present a breakdown of troubled debt restructurings that were restructured during the three months and nine months ended September 30, 2014 and September 30, 2013, respectively, segregated by portfolio segment:

	For Three Months Ended September 30, 2014			For Three Months Ended September 30, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(dollars in thousands)	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
Commercial and agricultural	—	$—	$—	—	$—	$—
Real estate - construction	1	37	37	—	—	—
Real estate - mortgage:
1-4 family residential	1	260	260	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	2	$297	$297	—	$—	$—

	For Nine Months Ended September 30, 2014			For Nine Months Ended September 30, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(dollars in thousands)	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
Commercial and agricultural	2	$94	$94	—	$—	$—
Real estate - construction	2	523	523	—	—	—
Real estate - mortgage:
1-4 family residential	8	1,012	1,088	9	2,733	2,630
Commercial	7	3,052	3,052	2	1,611	1,195
Consumer	—	—	—	—	—	—
Total	19	$4,681	$4,757	11	$4,344	$3,825
During the nine months ended September 30, 2014, we modified nineteen loans that were considered to be troubled debt restructurings. We extended the terms for two of these loans and both extended the terms and modified the interest rate for the seventeen remaining loans. During the nine months ended September 30, 2013, we modified eleven loans that were considered to be troubled debt restructurings. We extended the terms for two of these loans, modified the interest rate for one of these loans, and modified the remaining eight loans in both ways.
There were no loans restructured in the twelve months prior to September 30, 2014 that went into default during the nine months ended September 30, 2014. There were also no loans restructured in the twelve months prior to September 30, 2013 that went into default during the nine months ended September 30, 2013.
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
Unfunded Commitments
The reserve for unfunded commitments, which is included in other liabilities, is calculated by estimating the probable amount of additional funding on the commitment and multiplying that amount by the historical loss rate (including Q&E factors). The following describes our method for determining the estimated additional funding by commitment type:

•	Straight Lines of Credit - Unfunded balance of line of credit (100% utilization)

•	Revolving Lines of Credit - Average utilization (for the last 12 months) less current utilization

•	Letters of Credit - 10% utilization
The reserve for unfunded commitments was $0.8 million as of September 30, 2014 and $0.5 million at December 31, 2013.

5. Other Real Estate Owned and Property Acquired in Settlement of Loans
OREO consists of real estate acquired through foreclosure or deed in lieu thereof, and is classified as held for sale. The property is initially carried at fair value based on recent appraisals, less estimated costs to sell. Declines in the fair value of properties included in other real estate below carrying value are recognized by a charge to income.
Total OREO and property acquired in settlement of loans decreased $8.1 million during the first nine months of 2014 from $28.4 million at December 31, 2013, to $20.3 million at September 30, 2014. At September 30, 2014 and December 31, 2013, OREO and property acquired in settlement of loans represented 42% and 45% of total nonperforming assets, respectively.
The following table summarizes OREO and property acquired in settlement of loans at the periods indicated:

(dollars in thousands)	September 30, 2014	December 31, 2013
Real estate acquired in settlement of loans	$20,180	$28,353
Property acquired in settlement of loans	109	42
Total property acquired in settlement of loans	$20,289	$28,395
The following tables summarize the changes in real estate acquired in settlement of loans at the periods indicated:

	For Three Months Ended
(dollars in thousands)	September 30, 2014	September 30, 2013
Real estate acquired in settlement of loans, beginning of period	$21,742	$35,662
Plus: New real estate acquired in settlement of loans	1,643	3,610
Less: Sales of real estate acquired in settlement of loans	(3,400)	(6,411)
Less: Write-downs and net gain (loss) on sales charged to expense	195	262
Real estate acquired in settlement of loans, end of period	$20,180	$33,123

	For Nine Months Ended
(dollars in thousands)	September 30, 2014	September 30, 2013
Real estate acquired in settlement of loans, beginning of period	$28,353	$62,796
Plus: New real estate acquired in settlement of loans	2,894	10,403
Less: Sales of real estate acquired in settlement of loans	(10,328)	(37,072)
Less: Write-downs and net loss on sales charged to expense	(739)	(3,004)
Real estate acquired in settlement of loans, end of period	$20,180	$33,123
At September 30, 2014, six assets with a net carrying amount of $3.7 million were under contract for sale. Estimated losses on these sales have been recognized in the Consolidated Statements of Operations in the first nine months of 2014.
6. Earnings Per Share
Basic net earnings (loss) per share, or basic earnings (loss) per share (“EPS”), is computed by dividing net income (loss) to common shareholders by the weighted average number of common shares outstanding for the period.
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

(dollars in thousands, except per share data)	For Three Months Ended		For Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income (loss)	$1,773	$4,006	$5,842	$(3,773)
Weighted average number of shares outstanding - basic	21,739,009	21,738,770	21,853,866	21,722,536
Weighted average number of shares outstanding - diluted	21,746,965	21,738,770	21,865,972	21,722,536
Net income (loss) per share - basic and diluted	$0.08	$0.18	$0.27	$(0.17)
During the three and nine months ended September 30, 2014, the price of the Company's common stock (as quoted on the Nasdaq Capital Market) was above the exercise price of 50,688 vested stock options, but below the price of the common stock warrant. As a result, the warrant was considered antidilutive and thus is not included in the diluted share calculation. During the three and nine months ended September 30, 2013 the price of the Company's common stock was below the exercise price of all vested stock options and the common stock warrant. In addition, as a result of the net loss for the nine months ended September 30, 2013, all stock options and the common stock warrant were considered antidilutive and thus are not included in this calculation.
For the three and nine months ended September 30, 2014, there were 22,072 antidilutive shares. For the three months and nine months ended September 30, 2013, there were 23,197 antidilutive shares. Of the antidilutive shares, the number of shares relating to stock options were 1,125 for the three and nine months ended September 30, 2013, while the number relating to the warrant was 22,072 for all periods presented.
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
In connection with its asset / liability management objectives, the Company during the first quarter of 2014 entered into two interest rate swaps on $40 million of FHLB advances, each swap having a $20 million notional amount, that convert the floating rate cash flow exposure on the FHLB advances to a fixed rate cash flow. As structured, the receive-variable, pay-fixed swaps were evaluated as being cash flow hedges and have remained highly effective since inception through the quarter ending September 30, 2014. The differences in cash flows in each period between the fixed rate interest payments that the Company makes and the variable rate interest payments received is currently reported in earnings. These interest rate swaps mature on June 15, 2020.
Mortgage banking derivatives used in the ordinary course of business consist of mandatory forward sales contracts, best-efforts forward contracts and rate lock loan commitments. The fair value of our derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants.
We have established guidelines in originating, selling loans to Fannie Mae, and retaining or selling the mortgage servicing rights. The commitments to borrowers to originate residential mortgage loans and the forward sales commitments to investors are freestanding derivative instruments. As such, they do not qualify for hedge accounting treatment, and the fair value adjustments for these instruments is recorded through the Consolidated Statements of Operations in mortgage loan income. The fair market value of mortgage banking derivatives is recorded in the consolidated balance sheet in Other Assets.

	Gain (Loss) Recognized
(dollars in thousands)	For Three Months Ended		For Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Derivatives designated as hedging instruments:
Interest rate swap contracts - FHLB advances	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Mortgage loan rate lock commitments	$(2)	$20	$1	$8
Mortgage loan forward sales	(2)	(102)	16	(196)
Total	$(4)	$(82)	$17	$(188)

8. Fair Values of Assets and Liabilities
We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, derivative assets and liabilities, performing mortgage loans held for sale, and mortgage servicing rights are recorded at fair value on a recurring basis. Additionally, from time-to-time, we may be required to record at fair value other assets and liabilities on a non-recurring basis, such as loans held for investment, impaired loans and certain other assets and liabilities. These non-recurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets or liabilities.
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
Disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value, is required. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument.
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
Loans Held for Sale
Loans held for sale are carried at the lower of cost or fair value less estimated costs to sell. Once sold, the purchasing investor has all rights of ownership, including the ability to pledge or exchange the loans. Most of the loans sold are without recourse.  However, the investor does have the ability to require CommunityOne to repurchase or indemnify a specific loan should there be inadequacies discovered in the original underwriting of that loan. Gains or losses on loan sales are recognized at the time of sale, are determined by the difference between net sales proceeds and the carrying value of the loan sold, and are included in Consolidated Statements of Operations. Since loans held for sale are carried at the lower of cost or fair value, the fair value of loans held for sale is based on contractual agreements with independent third party buyers. As such, we classify loans held for sale subjected to non-recurring fair value adjustments as Level 2. Based on the nature of the portfolio, lack of market volatility and the short duration for which the loans are held, fair value generally exceeds cost.

Loans Held for Investment
We do not record loans held for investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as impaired, we determine the fair value of the loan to quantify impairment, should such exist. The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans. At September 30, 2014 and December 31, 2013, substantially all of the total impaired loans were reviewed based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. We record impaired loans as non-recurring Level 3.
Other Real Estate Owned
OREO is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value less estimated costs to sell. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. Given the lack of observable market prices for identical properties, we record OREO as non-recurring Level 3.
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
Interest Rate Swaps
We enter into interest rate swaps to hedge the variability of interest cash flow payments on certain FHLB advances.  Changes in fair value of these cash flow hedges are recorded through other comprehensive income.  Any ineffectiveness of the hedge is included in current period earnings.  The fair value of our interest rate swaps is based on a third party valuation because there is not a readily available quoted price in the market.  We record interest rate swap commitments as recurring level 2.

Mortgage Servicing Rights
The fair value of mortgage serving rights ("MSR") is dependent upon a number of assumptions including the fee per loan, the cost to service, the expected loan prepayment rate, and the discount rate.  In determining the fair value of the existing MSR management reviews the key assumptions, analyzes pricing in the market for comparable MSR, and uses a third party provider to independently calculate the fair value of its MSR. We record mortgage servicing rights as recurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Assets and liabilities carried at fair value on a recurring basis at September 30, 2014 are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities:
U.S. government sponsored agencies	$2,053	$—	$2,053	$—
Residential mortgage-backed securities-GSE	302,447	—	302,447	—
Residential mortgage-backed securities-Private	18,668	—	18,668	—
Commercial mortgage-backed securities-GSE	21,644		21,644
Commercial mortgage-backed securities-Private	10,057	—	10,057	—
Corporate notes	8,427	—	8,427	—
Total available-for-sale debt securities	363,296	—	363,296	—
Mortgage servicing rights	1,679	—	—	1,679
Interest rate swaps	(47)	—	(47)	—
Interest rate locks and forward loan sales commitments	55	—	55	—
Total assets at fair value	$364,983	$—	$363,304	$1,679
Assets and liabilities carried at fair value on a recurring basis at December 31, 2013 are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities:
U.S. government sponsored agencies	$2,077	$—	$2,077	$—
Residential mortgage-backed securities-GSE	341,147	—	341,147	—
Residential mortgage-backed securities-Private	20,752	—	20,752	—
Commercial mortgage-backed securities-GSE	21,439	—	21,439	—
Commercial mortgage-backed securities-Private	9,585	—	9,585	—
Business Development Company investment	2,737	2,737	—	—
Corporate notes	16,877	—	16,877	—
Total available-for-sale debt securities	414,614	2,737	411,877	—
Mortgage servicing rights	1,552	—	—	1,552
Interest rate locks and forward loan sales commitments	39	—	39	—
Total assets at fair value	$416,205	$2,737	$411,916	$1,552

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods indicated:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Servicing Rights
(dollars in thousands)	Three Months Ended September 30,
	2014	2013
Balance, beginning of period	$1,637	$1,337
Total gains or losses (realized/unrealized):
Included in earnings, gross	163	235
Less amortization	(121)	(90)
Balance, end of period	$1,679	$1,482

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Servicing Rights
(dollars in thousands)	Nine Months Ended September 30,
	2014	2013
Beginning balance at January 1,	$1,552	$726
Total gains or losses (realized/unrealized):
Included in earnings, gross	473	959
Less amortization	(346)	(203)
Balance, end of period	$1,679	$1,482
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis
We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. This is due to further deterioration in the value of the assets. There were no loans held for sale that had a fair value below cost in any periods reported.
Assets measured at fair value on a non-recurring basis are included in the following table at September 30, 2014:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$7,369	$—	$—	$7,369
Other real estate owned	17,021	—	—	17,021
Total assets at fair value from continuing operations	$24,390	$—	$—	$24,390
Assets measured at fair value on a non-recurring basis are included in the following table at December 31, 2013:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$2,038	$—	$—	$2,038
Other real estate owned	18,263	—	—	18,263
Total assets at fair value from continuing operations	$20,301	$—	$—	$20,301

Quantitative Information about Level 3 Fair Value Measurements

(dollars in thousands)	Fair Value at September 30, 2014	Valuation Techniques	Unobservable Input	Range

Impaired loans, net	$7,369	Discounted appraisals	Collateral discounts	1.00% - 30.00%
Other real estate owned	17,021	Discounted appraisals	Collateral discounts	1.00% - 30.00%
Mortgage servicing rights	1,679	Discounted cash flows	Prepayment rate	10.00% - 25.00%
Mortgage servicing rights			Discount rate	6.00% - 10.00%

(dollars in thousands)	Fair Value at December 31, 2013	Valuation Techniques	Unobservable Input	Range

Impaired loans, net	$2,038	Discounted appraisals	Collateral discounts	1.00%-30.00%
Other real estate owned	18,263	Discounted appraisals	Collateral discounts	1.00%-30.00%
Mortgage servicing rights	1,552	Discounted cash flows	Prepayment rate	10.00% - 25.00%
Mortgage servicing rights			Discount rate	6.00% - 10.00%

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
Interest rate swaps. The fair value of interest rate swaps are measured based on third party cash flow models discounted to the valuation date and are classified as Level 2.
Interest rate locks and forward loan sale commitments. The fair value of interest rate locks and forward loan sale commitments are measured by comparing the underlying terms of the contract with current pricing obtained from broker dealer pricing and are classified as Level 2.

The estimated fair values of financial instruments are as follows at the periods indicated:

	At September 30, 2014
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$60,080	$60,080	$60,080	$—	$—
Investment securities: Available-for-sale	363,296	363,296	—	363,296	—
Investment securities: Held-to-maturity	144,684	139,582	—	139,582	—
Loans held for sale	2,268	2,268	—	2,268	—
Loans held for investment, net	1,296,592	1,279,253	—	—	1,279,253
Accrued interest receivable	6,104	6,104	—	1,361	4,743
Interest rate swaps	(47)	(47)	—	(47)	—
Interest rate locks and forward loan sale commitments	55	55	—	55	—
Financial Liabilities:
Deposits	1,758,930	1,757,710	—	1,757,710	—
Retail repurchase agreements	12,217	12,217	—	12,217	—
Federal Home Loan Bank advances	73,246	76,368	—	76,368	—
Long-term notes payable	5,319	5,319	—	—	5,319
Junior subordinated debentures	56,702	22,594	—	—	22,594
Accrued interest payable	3,412	3,412	—	379	3,033

	At December 31, 2013
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$67,430	$67,430	$67,430	$—	$—
Investment securities: Available-for-sale	414,614	414,614	2,737	411,877	—
Investment securities: Held-to-maturity	151,795	141,125		141,125	—
Loans held for sale	1,836	1,836	—	1,836	—
Loans held for investment, net	1,185,463	1,129,826	—	—	1,129,826
Accrued interest receivable	6,283	6,283	—	1,583	4,700
Interest rate locks and forward loan sale commitments	39	39	—	39	—
Financial Liabilities:
Deposits	1,748,705	1,748,685	—	1,748,685	—
Retail repurchase agreements	6,917	6,917	—	6,917	—
Federal Home Loan Bank advances	73,283	75,663	—	75,663	—
Long-term notes payable	5,263	5,263	—	—	5,263
Junior subordinated debentures	56,702	22,316	—	—	22,316
Accrued interest payable	2,624	2,624	—	389	2,235
There were no transfers between valuation levels for any assets during the three months ended September 30, 2014. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period when the assets are valued.

9. Accumulated Other Comprehensive Income

The following tables present the changes in our accumulated other comprehensive income (loss), net of tax, by component for the periods indicated:

(Dollars in thousands)	Unrealized Gains (Losses) on Available-For-Sale Securities	Interest Rate Swaps	Defined Benefit Plan Items	Total

Beginning balance January 1, 2014	$(14,476)	$—	$(3,129)	$(17,605)
Other comprehensive income before reclassifications	8,050	(18)	—	8,032
Amounts reclassified from accumulated other comprehensive income	(466)	—	—	(466)
Net current period other comprehensive income	7,584	(18)	—	7,566
Ending balance September 30, 2014	$(6,892)	$(18)	$(3,129)	$(10,039)

(Dollars in thousands)	Unrealized Gains (Losses) on Available-For-Sale Securities	Defined Benefit Plan Items	Total

Beginning balance January 1, 2013	$3,650	$(3,973)	$(323)
Other comprehensive loss before reclassifications	(12,221)	—	(12,221)
Amounts reclassified from accumulated other comprehensive income	(1,679)	(461)	(2,140)
Net current period other comprehensive loss	(13,900)	(461)	(14,361)
Ending balance September 30, 2013	$(10,250)	$(4,434)	$(14,684)

The following table presents the reclassifications out of our accumulated other comprehensive income (loss) for the three months and nine months ended September 30, 2014 and 2013:

(Dollars in thousands)	Amount Reclassified from AOCI
	For Three Months Ended September 30, 2014	For Three Months Ended September 30, 2013	For Nine Months Ended September 30, 2014	For Nine Months Ended September 30, 2013	Line Item in the Consolidated Statement of Operations
Available-for-sale securities:
Net realized gains on sale of securities	$(34)	$(50)	$(754)	$(2,773)	Securities gains, net
Income tax (benefit) expense	13	19	288	1,094	Income tax expense
Total, net of tax	(21)	(31)	(466)	(1,679)

Defined benefit plan items:
Net actuarial gains	—	(249)	—	(762)	Personnel expense
Income tax (benefit) expense	—	95	—	301	Income tax expense
Total, net of tax	—	(154)	—	(461)
Total reclassifications for the period	$(21)	$(185)	$(466)	$(2,140)

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
Forward-looking statements contained in this quarterly Report on Form 10-Q are based on current expectations, estimates and projections about our business, management's beliefs and assumptions made by management. These statements are not guarantees of our future performance and involve certain risks, uncertainties and assumptions (called Future Factors), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. Future factors include, without limitation:

•	having financial resources in the amount, at the times and on the terms required to support our future business;

•	adverse changes in financial performance or condition of our borrowers, which could affect repayment of such borrowers' outstanding loans;

•	changes in interest rates, spreads on earning assets and interest-bearing liabilities, the shape of the yield curve and interest rate sensitivity;

•	a prolonged period of low interest rates;

•	credit losses and material changes in the quality of our loan portfolio;

•	new declines in the value of our OREO;

•	increased competitive pressures in the banking industry or in our markets;

•	less favorable general economic conditions, either nationally or regionally, resulting in, among other things, a reduced demand for credit or other services;

•	a slowdown in the housing markets, or an increase in interest rates, either of which may reduce demand for mortgages;

•	repurchase risk in connection with our mortgage line of business;

•	reducing costs and expenses;

•	our ability to raise capital in amounts, on terms and at times that will support our business needs and meet our Business Plan;

•	increasing price and product/service competition by competitors;

•	rapid technological development and changes;

•	the inaccuracy of assumptions underlying the establishment of our ALL;

•	loss of additional members of executive management;

•	disruptions in or manipulations of our operating systems or the systems of our vendors due to, among other things, cybersecurity risks or otherwise;

•	changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board and Federal, State and local taxing authorities;

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

Financial highlights are presented in the accompanying table.
Selected Financial Data

(dollars in thousands, except per share data)	As of and for Three Months Ended		As of and for Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Income Statement Data
Net interest income	$15,848	$17,382	$47,045	$47,969
Recovery of loan losses	(1,679)	(350)	(4,048)	(1,297)
Noninterest income	3,985	4,487	12,821	16,267
Noninterest expense	20,015	17,927	58,089	66,931
Income (loss) before income taxes	1,497	4,292	5,825	(1,398)
Net income (loss)	1,773	4,006	5,842	(3,773)
Period End Balances
Assets	$2,015,793	$2,037,173	$2,015,793	$2,037,173
Loans held for sale	2,268	2,734	2,268	2,734
Loans held for investment (1)	1,318,117	1,195,142	1,318,117	1,195,142
Allowance for loan losses	21,525	25,387	21,525	25,387
Goodwill and other intangible assets	10,191	11,402	10,191	11,402
Deposits	1,758,930	1,790,608	1,758,930	1,790,608
Borrowings	147,484	147,663	147,484	147,663
Shareholders' equity	94,490	80,802	94,490	80,802
Average Balances
Assets	$2,004,071	$2,002,237	$1,993,764	$2,057,905
Loans held for sale	1,446	2,798	1,470	4,085
Loans held for investment (1)	1,288,272	1,185,559	1,244,916	1,146,248
Allowance for loan losses	24,110	25,681	25,855	28,243
Goodwill and other intangible assets	10,325	11,414	10,635	11,474
Deposits	1,753,380	1,775,529	1,749,339	1,822,906
Borrowings	144,830	131,033	142,831	126,650
Shareholders' equity	93,051	75,740	88,356	86,708
Per Common Share Data
Net income (loss) - basic and diluted	$0.08	$0.18	$0.27	$(0.17)
Book value (shareholders' equity) (2)	4.35	3.72	4.35	3.72
Tangible book value (shareholders' equity) (2)	3.88	3.19	3.88	3.19
Performance Ratios
Return on average assets	0.35%	0.79%	0.39%	(0.25)%
Return on average tangible assets (2)	0.35	0.80	0.39	(0.25)
Return on average equity	7.56	20.98	8.84	(5.82)
Return on average tangible equity (2)	8.50	24.71	10.05	(6.71)
Net interest margin (tax equivalent)	3.38	3.76	3.41	3.41
Pre-credit and non-recurring noninterest expense as a percentage of average assets (2)	3.55	3.42	3.54	3.56
Asset Quality Ratios
Allowance for loan losses to period end loans held for investment (1)	1.63%	2.12%	1.63%	2.12%

Nonperforming loans to period end allowance for loan losses (3)	132%	202%	132%	202%
Net annualized charge-offs (recoveries) to average loans held for investment (1)	0.24	(0.22)	0.13	0.31
Nonperforming assets to period end total assets (3)	2.4	4.1	2.4	4.1
Capital and Liquidity Ratios
Average equity to average assets	4.64%	3.78%	4.43%	4.21%
Leverage capital	6.48	5.83	6.48	5.83
Tier 1 risk-based capital	9.57	9.18	9.57	9.18
Total risk-based capital	12.42	12.38	12.42	12.38
Period end loans to period end deposits	75	67	75	67

(1) Loans held for investment, net of unearned income, before allowance for loan losses.
(2) Refer to the "Non-GAAP Measures" section and Noninterest Income and Noninterest expense discussions in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Progress on 2014 goals

The third quarter was our fifth consecutive profitable quarter and we continued to make solid progress in achieving the four goals we established for 2014:

1.	Grow loans

2.	Grow core deposits

3.	Invest in people and products while maintaining sound expense discipline

4.	Resolve our remaining credit issues

Our highest priority goal is to grow loans, and during the third quarter we continued to experience very strong loan growth, with loans growing by $48.3 million, or just under 4%, for a 15% annualized growth rate. This performance follows an equally strong second quarter annualized loan growth rate of 16%. Organic loan growth, which excludes the impact of purchased residential loan pools, totaled $56.9 million in the quarter for a 22% annualized growth rate, and the pass rated loan portfolio grew $60.5 million in the quarter for a 21% annualized growth rate. As was the case during the second quarter, we experienced loan growth in all segments of our business during the quarter, especially in our commercial banking segment, and we expect this loan growth to continue as personnel additions in the Greensboro market and new loan production offices announced in Raleigh and in Winston-Salem during the second and third quarters enhance our loan production capability. We also increased our loans to deposit ratio to 75% - which was our end-of-year goal.

On the deposit front, deposits have increased $10.2 million since the end of 2013 for a 1% annualized growth rate. During the quarter, however, deposits were down slightly, by $4.8 million, on lower non-interest-bearing demand accounts and time deposits, offset by improved demand, money market and savings deposits. During the third quarter we had $10.1 million of high cost brokered deposits that matured and were not renewed. Net of those maturities, deposits grew $5.3 million. Low cost core deposits, consisting of non-time deposits, grew $4.6 million during the quarter to 67% of total deposits. Our investments in enhanced treasury management product capabilities and online and mobile banking infrastructure continue to be on schedule with plan and, along with CD and money market deposit promotions during the fourth quarter, should support reaching our 3% deposit growth goal for the full year.

We continued our expense management efforts during the quarter, while continuing to make investments in key areas to support our strategic initiatives. Excluding the $2.1 million charge relating to the departure of our CEO at the end of the quarter, noninterest expense fell $1.3 million from the second quarter, as a result of reduced OREO and collection expenses. Pre-credit and non-recurring ("PCNR") noninterest expense was $0.5 million higher than the second quarter as a result of new hires in the commercial and residential mortgage lending teams and increased benefit expenses. While average full time equivalent employees (FTE) were 568, up 10 from 558 in the second quarter due to new hires in our commercial and mortgage banking areas, they were down 7% from 608 in the third quarter of 2013. During the third quarter, improvements in our capital, earnings and asset quality drove a decline in the annual costs of our FDIC insurance expenses of $183 thousand.

Our fourth key goal is to resolve our remaining credit issues. We are currently ahead of schedule, with lower credit costs incurred year-to-date as compared to 2013. Nonperforming assets were reduced 9% in the quarter, to 2.4% of total assets, compared to a year-end goal of 2.3%. We reduced classified assets by $30.5 million year-to-date versus a full year reduction goal of $40.0 million, and the Bank's classified asset to Tier 1 capital plus ALL ratio continues to drop, down from 56% in the second quarter to 51% at quarter end, well on track to reach our goal of 45% by year end. Importantly we made this progress with very little credit cost, with only 24 basis points in annualized net charge-offs during the quarter and OREO write-downs and valuation allowances net of gains on sale of OREO, a recovery of $75 thousand.

As previously reported, at the end of the third quarter, Brian Simpson, the former CEO of the Company, left the Company and also stepped down from the boards of directors of the Company and the Bank. Bob Reid, the Company’s President since October 21, 2011, was named President and CEO as of October 1, 2014. This consolidation of the President and CEO positions was determined to be in the best interests of the Company in order to reduce operating expenses to levels consistent with the Company’s peers as we focus on improving our operating performance in the competitive markets in which we operate. Our goals and operating philosophy have not changed as a result of this change in executive management, and we remain dedicated to achieving our 2014 goals and improving the Company’s profitability in 2015.

Results of Operations
Net Interest Income
Our principal source of revenue is net interest income. Net interest income is the difference between interest income earned on interest-earning assets, primarily loans and investment securities, and interest expense paid on interest-bearing deposits and other interest-bearing liabilities. The net interest margin measures how effectively we manage the mix of interest-earning assets and interest-bearing liabilities and the difference between the interest income earned on interest-earning assets and the interest expense paid for funds to support those assets. Fluctuations within net interest income are driven by changes in the mix of interest-earning assets and interest-bearing liabilities, changes in the interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities, the rate of growth of the interest-earning assets and interest-bearing liabilities base, the ratio of interest-earning assets to interest-bearing liabilities, and the management of interest rate sensitivity. An analysis of these changes is presented in the Average Balances and Net Interest Income Analysis - Third Quarter for the three month periods ended September 30, 2014 and 2013, and in the Average Balances and Net Interest Income Analysis - Nine Months for the nine month periods ended September 30, 2014 and 2013.
Net interest margin (taxable equivalent) declined 38 basis points from 3.76% in the third quarter of 2013 to 3.38% in the third quarter of 2014. Net interest income on a taxable equivalent basis was $15.9 million for the three month period ended September 30, 2014, a decrease of 9%, or $1.5 million, from $17.4 million for the same period in 2013. The decrease in interest income is primarily a result of a decrease in non-cash accretion on Granite PI loans of $1.2 million and the impact of $71.3 million in lower average securities balances as a result of sales and amortization.
The yield on average earning assets decreased by 37 basis points in the third quarter of 2014 to 3.92% from 4.29% in the third quarter of 2013 for the reasons just noted. The cost of interest-bearing liabilities rose three basis points from 0.61% in the third quarter of 2013 to 0.64% in the third quarter of 2014 as a result of the impact of FHLB advance cash flow hedges we executed in the first quarter of 2014. The cost of interest-bearing deposits declined 3 basis points, or 6%, from 0.51% for the third quarter of 2013 to 0.48% for the third quarter of 2014 as the average cost of time deposits fell 7 bps from the third quarter of 2013.
The following table summarizes the average balance sheets and net interest income/margin analysis for the three months ended September 30, 2014 and 2013. The interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively.

Average Balances and Net Interest Income Analysis - Third Quarter

	Three Months Ended September 30,
	2014			2013
			Average			Average
(dollars in thousands)	Average	Income /	Yield /	Average	Income /	Yield /
	Balance (3)	Expense	Rate	Balance (3)	Expense	Rate
Interest-earning assets:
Loans (1)(2)	$1,289,718	$14,875	4.58%	$1,188,357	$16,012	5.35%
Taxable investment securities	524,442	3,400	2.57	595,773	3,774	2.51
Other earning assets	48,319	141	1.16	55,229	115	0.83
Total earning assets	1,862,479	18,416	3.92	1,839,359	19,901	4.29

Noninterest-earning assets:
Cash and due from banks	27,425			27,401
Goodwill and other intangible assets	10,325			11,402
Other assets, net	103,842			124,075
Total assets	$2,004,071			$2,002,237

Interest-bearing liabilities:
Interest-bearing demand deposits	$338,827	$259	0.30%	$330,934	$253	0.30%
Savings deposits	85,501	22	0.10	80,412	21	0.10
Money market deposits	428,451	274	0.25	445,639	265	0.24
Time deposits	579,790	1,171	0.80	618,284	1,355	0.87
Total interest-bearing deposits	1,432,569	1,726	0.48	1,475,269	1,894	0.51
Retail repurchase agreements	8,480	5	0.23	10,871	6	0.22
Federal Home Loan Bank advances	74,341	520	2.78	59,932	289	1.91
Other borrowed funds	62,009	296	1.89	60,230	282	1.86
Total interest-bearing liabilities	1,577,399	2,547	0.64	1,606,302	2,471	0.61

Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	320,811			300,260
Other liabilities	12,810			19,935
Shareholders' equity	93,051			75,740
Total liabilities and shareholders' equity	$2,004,071			$2,002,237

Net interest income and net yield on earning assets (4)		$15,869	3.38%		$17,430	3.76%

Interest rate spread (5)			3.28%			3.68%
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

Net interest income on a taxable equivalent basis was $47.1 million for the nine month period ended September 30, 2014, a decrease of $1.0 million, or 2%, from $48.1 million for the same period in 2013. The decrease in interest income is a result of a decrease in non-cash accretion on Granite PI loans of $2.0 million, partially offset by $96.1 million growth in average loans from the prior year.
Net interest margin (taxable equivalent) was unchanged at 3.41% for the first nine months of 2014 from the first nine months of 2013. This was the result of decreased interest income on loans for the reasons just noted, partially offset by a decrease in interest expense on deposits, as well as a smaller earning asset base. The yield on average earning assets decreased by 3 basis points during the first nine months of 2014 to 3.95% from 3.98% in the comparable portion of 2013. The decrease in average yield was the result of a decline in loan yields, partially offset by an increase in the yields on investment securities. The cost of interest-bearing liabilities declined during the first nine months of 2014 by 1 basis point to 0.64% compared to 0.65% in the same period of 2013, primarily as a result of a 10 bps decline in the cost of time deposits, offset by a 38 bps increase in the cost of FHLB advances as a result of interest rate hedges executed in the first quarter of 2014. The cost of interest-bearing deposits declined 6 basis points, or 11%, from 0.54% for the first nine months of 2013 to 0.48% for the comparable period of 2014.
The following table summarizes the average balance sheets and net interest income/margin analysis for the nine months ended September 30, 2014 and 2013. The interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively.

Average Balances and Net Interest Income Analysis - Nine Months

	Nine Months Ended September 30,
	2014			2013
			Average			Average
(dollars in thousands)	Average	Income /	Yield /	Average	Income /	Yield /
	Balance (3)	Expense	Rate	Balance (3)	Expense	Rate
Interest-earning assets:
Loans (1)(2)	$1,246,385	$43,378	4.65%	$1,150,333	$45,315	5.27%
Taxable investment securities	544,878	10,826	2.66	579,599	10,366	2.39
Tax-exempt investment securities (1)	—	—	—	—	—	—
Other earning assets	58,317	447	1.02	158,210	524	0.44
Total earning assets	1,849,580	54,651	3.95	1,888,142	56,205	3.98

Noninterest-earning assets:
Cash and due from banks	27,043			30,566
Goodwill and other intangible assets	10,635			11,474
Other assets, net	106,506			127,723
Total assets	$1,993,764			$2,057,905

Interest-bearing liabilities:
Interest-bearing demand deposits	$337,393	$770	0.31%	$346,730	$784	0.30%
Savings deposits	84,384	65	0.10	79,293	60	0.10
Money market deposits	438,279	800	0.24	450,197	759	0.23
Time deposits	578,567	3,533	0.82	669,197	4,628	0.92
Total interest-bearing deposits	1,438,623	5,168	0.48	1,545,417	6,231	0.54
Retail repurchase agreements	7,208	11	0.20	9,303	15	0.22
Federal Home Loan Bank advances	73,632	1,504	2.73	58,862	1,037	2.36
Other borrowed funds	61,991	857	1.85	58,485	809	1.85
Total interest-bearing liabilities	1,581,454	7,540	0.64	1,672,067	8,092	0.65

Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	310,716			277,489
Other liabilities	13,238			21,641
Shareholders' equity	88,356			86,708
Total liabilities and shareholders' equity	$1,993,764			$2,057,905

Net interest income and net yield on earning assets (4)		$47,111	3.41%		$48,113	3.41%

Interest rate spread (5)			3.31%			3.33%
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

Provision for Loan Losses
The provision for loan loss provides a level of allowance considered appropriate to absorb our estimate of losses inherent in the loan portfolio. The amount of this charge is affected by several considerations, including our evaluation of various risk factors in determining the adequacy of the allowance (see additional discussion under “Asset Quality”), actual loan loss experience and changes in the composition of the loan portfolio.
During the three and nine month periods ended September 30, 2014, the recovery of loan losses was $1.7 million and $4.0 million, respectively, compared to $0.4 million and $1.3 million in the same periods of 2013, as a result of the impact of declining loss rates net of recoveries in recent periods and an increase in forecasted cash flows for Granite PI loans that resulted in the reversal of previously recorded impairment on pools of loans within this portfolio. During the nine month periods ended September 30, 2014 and 2013, net charge-offs totaled $1.2 million and $2.6 million, respectively, or 0.13% and 0.31% of average loans on an annualized basis, respectively.
Noninterest Income
Noninterest income includes mortgage banking income, fees and service charges on deposit accounts, fees from cardholder and merchant services, fees and commissions related to trust and investment services, gains and losses on the sales of securities, and all other types of noninterest revenue.
For the three months ended September 30, 2014, noninterest income was $4.0 million compared to $4.5 million for the same period in 2013, a decrease of $0.5 million, or 11%, primarily the result of a $0.3 million decrease in service charge income as a result of reduced levels of NSF fees, and a $0.2 million decrease in mortgage loan sales income as origination volumes declined 17%. PCNR noninterest income, which excludes securities gains and losses, was $4.0 million, a decrease of $0.5 million from the third quarter of 2013 for the reasons just noted. See "Non-GAAP Measures" for further discussion.
For the nine months ended September 30, 2014, noninterest income was $12.8 million compared to $16.3 million for the same period in 2013, a decrease of $3.5 million, or 21%, primarily the result of a $2.0 million decrease in net gains on sales of investment securities in the first nine months of 2014, compared to the same period in 2013, as well as a $1.4 million decrease in mortgage loan sales income, as a result of higher mortgage interest rates, 27% lower origination volume and lower sales of loans. PCNR noninterest income was $12.1 million, compared to $13.5 million in the first nine months of 2013 primarily as a result of the decline in mortgage loan income just noted.

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Noninterest Income
Service charges on deposit accounts	$1,583	$1,858	$4,766	$4,915
Mortgage loan income	205	420	640	2,085
Cardholder and merchant services income	1,183	1,161	3,505	3,403
Trust and investment services	344	329	1,101	964
Bank-owned life insurance	273	267	803	805
Other service charges, commissions and fees	290	365	974	960
Securities gains, net	34	50	754	2,773
Other income	73	37	278	362
Total noninterest income	3,985	4,487	12,821	16,267
Less:
Securities gains, net	34	50	754	2,773
PCNR noninterest income (1)	$3,951	$4,437	$12,067	$13,494
(1) See "Non-GAAP Measures"
Noninterest Expense
Noninterest expense components are included in the next table and include salary and employee benefits, occupancy and equipment, and other expenses associated with our operations, in addition to credit related expenses related to OREO and loan collections, and one-time merger-related expenses incurred to acquire and integrate Granite.

Noninterest expenses were $20.0 million in the third quarter of 2014 compared to $17.9 million in the same period of 2013, an increase of $2.1 million, or 12%. The increase in noninterest expense was primarily attributable to a $3.0 million increase in personnel expense, as a result of $2.1 million of severance costs for the Company's former Chief Executive Officer and the impact of salaries, benefits and hiring costs of commercial and mortgage bankers in Charlotte, Greensboro, Winston-Salem and Raleigh. This was partially offset by decreased loan collection expense, as a result of our substantial reduction in nonperforming loans and OREO assets from the prior year and stabilizing real estate prices during 2014. FDIC insurance costs were also lower by $234 thousand on improvements in capital, earnings and asset quality.
For the nine months ended September 30, 2014, noninterest expenses declined $8.8 million, or 13%, from the same period of 2013, to $58.1 million. OREO expense declined $2.9 million from the first nine months of 2013, as a result of the decline in the OREO portfolio and stabilizing real estate prices during 2014 noted above. Loan collection expenses fell $2.4 million, and merger-related expense were $3.5 million in 2013, compared to none in the first nine months of 2014. Personnel expenses increased $1.8 million from the first nine months of 2013 as a result of the severance and hiring costs described above, partially offset by branch closures and on-going staffing efficiency efforts.
As a result of the level of problem assets, actions taken to dispose of those assets, actions taken to restructure the balance sheet, and the expenses to acquire and integrate Bank of Granite, there are a significant number of credit-related and non-recurring items within our noninterest expense. Excluding the items that we identify as credit-related and non-recurring, other real estate expenses, loan collection expenses, merger-related expense, branch closure and restructuring expenses, mortgage and litigation accruals, U.S. Treasury expenses, executive severance and rebranding expenses, the PCNR NIE, was $17.8 million in the third quarter of 2014. See "Non-GAAP Measures" for further discussion. This PCNR NIE was $0.7 million higher than PCNR NIE of $17.1 million in the same quarter in 2013. For the nine months ended September 30, 2014, PCNR NIE was $2.0 million lower than the same period of 2013 as a result of the ongoing efficiency initiatives and reduction in FDIC insurance expenses.
Full-time equivalent employees averaged 568 employees for the third quarter of 2014 versus 608 employees for the third quarter of 2013, a reduction of 7%.

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Noninterest Expense
Personnel expense	$12,616	$9,663	$32,965	$31,149
Net occupancy expense	1,521	1,558	4,586	5,060
Furniture, equipment and data processing expense	2,208	2,050	6,258	6,512
Professional fees	699	222	1,799	2,475
Stationery, printing and supplies	149	136	484	509
Advertising and marketing	142	150	442	994
Other real estate owned expense	(29)	(98)	1,186	4,116
Credit/debit card expense	520	627	1,719	1,525
FDIC insurance	412	646	1,646	1,980
Loan collection expense	198	1,120	1,406	3,784
Merger-related expense	—	—	—	3,498
Core deposit intangible amortization	352	352	1,056	1,056
Other expense	1,227	1,501	4,542	4,273
Total noninterest expense	20,015	17,927	58,089	66,931
Less:
Other real estate owned expense	(29)	(98)	1,186	4,116
Merger-related expense	—	—	—	3,498
Loan collection expense	198	1,120	1,406	3,784
Executive severance expense	2,060		2,060
Rebranding expenses	—	6	—	616
U.S. Treasury sale expenses	—	—	409	—
Mortgage and litigation accrual	—	(117)	(68)	(487)
Branch closure and restructuring expense	—	(105)	190	497
PCNR noninterest expense (1)	$17,786	$17,121	$52,906	$54,907
(1) See "Non-GAAP Measures"

Provision for Income Taxes
Income tax expense (recovery) totaled $(0.3) million for the third quarter of 2014 and $0.3 million for the third quarter of 2013. For the first nine months of 2014, income tax expense (recovery) totaled $(17) thousand, compared to $2.4 million for the first nine months of 2013. Our provision for income taxes, as a percentage of income (loss) before income taxes, was (18.4)% and 6.7% for the three months ended September 30, 2014 and September 30, 2013, respectively, and (0.3)% and (169.9)% for the nine months ended September 30, 2014 and September 30, 2013, respectively. Income tax expense (recovery) in the first nine months of 2014 and 2013 is primarily the result of the reduction of deferred tax liabilities as a result of sales of investment securities during the period which had unrealized gains (and associated deferred tax liabilities) prior to sale. Because we maintain a valuation allowance for net deferred tax assets equal to the gross deferred tax asset net of any deferred tax liabilities, reductions in deferred tax liabilities from the sale of the securities during the period resulted in an increase in the required valuation reserve and a corresponding increase in income tax expense. As part of our review of the tax valuation allowance in the third quarter we determined that $0.5 million of federal tax benefits that have no expiration date could be recognized in the third quarter.  The tax benefit is partially offset by a tax expense related to our tax strategy on the securities portfolio.

Balance Sheet Review
Total assets at September 30, 2014 were $2.02 billion, an increase of $30.8 million, or 2%, compared to total assets of $1.99 billion at December 31, 2013.
Cash and interest-bearing balances were $60.1 million at September 30, 2014, a decrease of $7.4 million, or 11%, compared to $67.4 million at December 31, 2013, primarily as a result of increases in the deposit portfolio and repayments, maturities and sales of investment portfolio securities.
Total investment portfolio securities decreased $58.4 million during the first nine months of 2014, from $566.4 million at December 31, 2013 to $508.0 million at September 30, 2014, a decrease of 10%. Year to date 2014 we have sold $26.4 million of investment portfolio securities. The portfolio is comprised of U.S. federal agency securities and federal agency MBSs (GSE), private residential MBSs, commercial MBSs (GSE), private commercial MBSs, and corporate debt securities. During the first quarter of 2013, we began to purchase investment securities to be held-to-maturity. At September 30, 2014 there were $144.7 million of investment securities so designated.
Gross loans held for investment increased $105.9 million, an increase of 9%, or 12% annualized during the first nine months of 2014, from $1,212.2 million at December 31, 2013 to $1,318.1 million at September 30, 2014. The increase was primarily the result of loan originations net of reductions in problem loans, as well as the purchase of a $19.6 million residential mortgage loan pool in the second quarter of 2014. Loans held for investment grew in all lines of business during the first nine months of the year. Organic loan growth, which excludes the impact of purchased residential loan pools, totaled $105.8 million year to date for a 14% annualized growth rate. The pass rated loan portfolio grew $138.6 million year to date for a 17% annualized growth rate.
OREO and property acquired in settlement of loans decreased $8.1 million, or 29%, during the first nine months of 2014, from $28.4 million at December 31, 2013 to $20.3 million at September 30, 2014, as a result of $10.3 million of OREO sales and $0.7 million of write-downs and losses, partially offset by the addition of $2.9 million of OREO properties. At September 30, 2014, six assets with a net carrying amount of $3.7 million were under contract for sale. Estimated losses, if any, with these sales have been recognized in the Consolidated Statements of Operations in the first nine months of 2014. Actual gains, if any, will be recorded at the time of sale.
Total deposits were $1.76 billion at September 30, 2014, an increase of $10.2 million, or 1% from $1.75 billion at December 31, 2013. Noninterest-bearing deposits increased $27.5 million, or 9%, from $290.5 million at December 31, 2013 to $318.0 million at September 30, 2014, as these deposits rebounded from seasonal lows at year end 2013. The total cost of interest-bearing deposits declined by 6 basis points from 0.54% in the first nine months of 2013 to 0.48% in the first nine months of 2014. The cost of all deposits, including noninterest-bearing deposits, fell to 0.40% for the first nine months of 2014, a decline of 6 basis points from 0.46% for the first nine months of 2013. Low cost core, which excludes all time deposits, has increased $10.6 million year to date.
Shareholders' equity (book value) at September 30, 2014 was $94.5 million as compared to $80.4 million at December 31, 2013. The book value per share was $4.35 at September 30, 2014, as compared to a book value per share of $3.70 for the year ended December 31, 2013. The change in shareholders' equity reflects net income to common shareholders for the nine months ended September 30, 2014 of $5.8 million as well as $7.6 million other comprehensive income, net of tax, including unrealized gain on available-for-sale securities described below. We did not declare common dividends during the nine months ended September 30, 2014, and will not pay any dividends until such time as we either receive or are not required to receive regulatory approval for the payment of dividends. We do not expect to pay dividends to shareholders for the foreseeable future.
During the first nine months of 2014, the Company issued 149,738 shares of restricted stock awards to employees.  With the US Treasury sale of its shares in May 2014 and in compliance with the U.S. Treasury’s TARP regulations, the Company cancelled 269,946 shares of restricted stock awards granted to certain senior executives.  As a result of these transactions, total shares outstanding for the nine months ended September 30, 2014 declined by 120,208.

Investment Securities
We evaluate all securities on a quarterly basis, and more frequently as economic conditions warrant, to determine if an other than temporary impairment (“OTTI”) exists. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than book value, the financial conditions and near-term prospects of the issuer, and the ability and intent of COB to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, we may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. If management determines that an investment experiences an OTTI, the loss is recognized in the income statement as a realized loss. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in shareholders' equity) and not recognized in income until the security is ultimately sold. As of September 30, 2014, there were no securities considered by COB to have OTTI.

During the first nine months of 2014, changes in the overall level of interest rates resulted in unrealized gains of $13.0 million in our available-for-sale portfolio. As a result, an unrealized gain of $8.0 million in the first nine months of 2014, net of deferred taxes of $5.0 million, has been recorded in Other Comprehensive Income. At September 30, 2014, there was a remaining unrealized loss of $11.2 million on our available for sale portfolio. We do not expect to sell these securities and realize these losses.
Asset Quality
Management considers asset quality to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. This function reports directly to the Risk Management Committee of the Board of Directors, and is independent of loan origination.
Acquired Loans
Loans acquired in the Merger ("Granite Purchased Loans") include purchased impaired loans ("PI loans") and purchased contractual loans ("PC loans"). At September 30, 2014, there were $157.6 million of Granite Purchased Loans, of which $26.9 million were PC loans, and $111.5 million were PI loans with subsequent credit deterioration.
PI loans are segregated into pools and recorded at estimated fair value on the date of acquisition without the carryover of the related ALL. PI loans are accounted for under ASC 310-30 when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition we will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the date of acquisition may include statistics such as past due status, nonaccrual status and risk grade. PI loans generally meet our definition for nonaccrual status, however, even if the borrower is not currently making payments, we will classify loans as accruing if we can reasonably estimate the amount and timing of future cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference.
Periodically, we estimate the expected cash flows for each pool of the PI loans and evaluate whether the expected cash flows for each pool have changed from prior estimates. Decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or reclassification from non-accretable difference to accretable yield with a positive impact on future interest income. Excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.
We have elected to treat the Granite portfolio under ASC 310-30, with the exception of performing revolving consumer and commercial loans, which are being accounted for under ASC 310-20.
At September 30, 2014, an ALL of $3.9 million was required for the PI loans, and these loans are presented on an accruing basis.
Commercial Real Estate Secured Loans
Commercial real estate secured lending (including commercial, construction and land development) where conversion of the real estate is the primary source of repayment is a significant portion of our commercial loan portfolio. These categories constitute $491.4 million, or approximately 37%, of our total loans held for investment portfolio at September 30, 2014, down from 38% at December 31, 2013. These categories are generally affected by changes in economic conditions, changes in real estate market values, fluctuations in interest rates, the availability of loans to potential purchasers, changes in tax and other laws and acts of nature.
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
The level of nonperforming loans continued to decline, from $35.2 million or 2.9% of loans held for investment at December 31, 2013, to $28.5 million, or 2.2% of loans held for investment at September 30, 2014. OREO and property acquired in settlement of loans were $20.3 million at September 30, 2014, compared to $28.4 million at December 31, 2013, a decline of $8.1 million or 29%. During the first nine months of 2014, we recorded net write-downs (net of gains on sales) of OREO of $0.7 million as compared to $3.0 million during the first nine months of 2013. We have experienced stabilizing real estate prices during 2013 and 2014, and OREO sales in excess of additions to the portfolio. Total nonperforming assets declined 23% from $63.6 million at December 31, 2013 to $48.8 million at September 30, 2014, and represented 2.4% of total assets, an improvement from 3.2% at December 31, 2013.
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
Estimated credit losses should meet the criteria for accrual of a loss contingency, i.e., a provision to the ALL, set forth in GAAP. Our methodology for determining the ALL is based on GAAP, the Interagency Policy Statement on the Allowance for Loan and Lease Losses and other regulatory and accounting pronouncements. The ALL is determined by the sum of three separate components:  (a) the impaired loan component, which addresses specific reserves for impaired loans; (b) the general reserve component, which addresses reserves for pools of homogeneous loans; and (c) an unallocated reserve component (if any) based on management's judgment and experience. The loan pools and impaired loans are mutually exclusive; any loan that is impaired is excluded from its homogenous pool for purposes of that pool's reserve calculation, regardless of the level of impairment. We have established a de minimis threshold for loan exposures that, if found to be impaired, will have impairment determined by applying the same general reserve rate as nonimpaired loans within the same pool.
The ALL of $26.8 million at December 31, 2013 decreased by 20% to $21.5 million at September 30, 2014. The ALL, as a percentage of loans held for investment, was 1.63% at September 30, 2014 compared to 2.21% at December 31, 2013. Net charge-offs were $1.2 million in the first nine months of 2014 compared to net charge-offs of $2.6 million in the first nine months of 2013. Annualized net charge-offs in the first nine months of 2014 were 0.13% of average loans, compared to annualized net charge-offs of 0.31% in the same period of 2013.
Actual past due loans and loan charge-offs have declined and we continue to diligently work to improve asset quality. We believe the ALL of $21.5 million at September 30, 2014 is adequate to cover probable losses inherent in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Our judgments are based on numerous assumptions about current events that we believe to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that our ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of COB. Additional information on the ALL is presented in Note 4 to the consolidated financial statements.
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

The following table presents COB's investment in loans considered to be impaired and related information on those impaired loans as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, not individually reviewed for impairment	$4,741	$—	$4,612	$—
Impaired loans, individually reviewed, with no impairment	29,582	—	39,865	—
Impaired loans, individually reviewed, with impairment	7,811	442	2,965	927
Total impaired loans *	$42,134	$442	$47,442	$927

Purchased impaired loans with subsequent deterioration	$111,541	$3,923	$161,307	$5,560
Purchased impaired loans with no subsequent deterioration	19,124	—	345	—
Total Reserves		4,365		6,487
Average impaired loans calculated using a simple average	$44,788		$65,527
* Included at September 30, 2014 and December 31, 2013 were $13.8 million and $12.1 million, respectively, in restructured and performing loans.
Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of COB's customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit. At September 30, 2014, the total amount of these four items was $436.1 million, or 22% of total assets, a decrease of $89.0 million from $525.1 million, or 26% of total assets, at December 31, 2013. COB could also access $200.7 million of additional borrowings under credit lines by pledging additional collateral.
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
At September 30, 2014, $116.6 million of the investment securities portfolio was pledged to secure public deposits, $17.3 million was pledged to retail repurchase agreements and $176.9 million was pledged to others, leaving $197.1 million available as lendable collateral.
Commencing the first quarter of 2012, we resumed deferring the payment of cash dividends on the Company's outstanding junior subordinated debentures. The deferral of such cash dividends in the third quarter of 2014 represented the eleventh quarterly deferral of the current deferral period.

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
COB's balance sheet continued to be asset-sensitive at September 30, 2014. During 2014, $40 million in interest rate swaps to fix the interest rate on FHLB advances offset the impact of fixed rate lending, maintaining the asset sensitivity profile. During 2013, increases in long-term interest rates that extended the duration of our fixed-rate mortgage-backed investment securities portfolio, purchases of $134 million of fixed-rate residential mortgage pools and the conversion of $50 million of fixed rate FHLB advances to floating rate reduced our overall level of asset sensitivity. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. COB's asset sensitivity is primarily derived from cash and due from banks position, variable rate commercial loans that adjust as interest rates changes and the long duration of its indeterminate term deposits. These variable rate loans are primarily funded by deposits that are not expected to reprice as quickly as the loans. Management believes COB's risk to changes in interest rates to be moderate.

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
The prompt corrective action provisions of federal law require the federal bank agencies to take prompt corrective action to resolve problems of insured depository institutions such as the Bank. The extent of these powers depends upon whether the institution is designated as well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. The minimum capital requirements to be characterized as “well-capitalized” and “adequately capitalized,” as defined by the applicable provisions of federal law, and COB and the Bank's capital ratios as of September 30, 2014 were as follows:

			Minimum Regulatory Requirement
	CommunityOne Bancorp	CommunityOne Bank	Adequately Capitalized	Well- Capitalized
Leverage capital ratio	6.48%	7.97%	4.00%	5.00%
Tier 1 risk-based capital ratio	9.57%	11.78%	4.00%	6.00%
Total risk-based capital ratio	12.42%	13.04%	8.00%	10.00%

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
Allowance for Loan Losses
The ALL, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management's best estimate of probable loan losses incurred as of the balance sheet date. Our ALL is assessed quarterly by management. This assessment includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. We have grouped our loans into pools with similar risk characteristics, including loan purpose, collateral type and borrower type. Management analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used. See additional discussion under "Asset Quality".
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
A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of historical credit losses, COB is in a three-year cumulative pre-tax loss position as of September 30, 2014. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset, which is difficult to overcome. Our estimate of realizable deferred tax assets was based on the scheduled reversal of deferred tax liabilities and estimated unrealized losses in the available-for-sale investment portfolio. In total, we have a net deferred tax asset of $150.1 million which is offset by a valuation allowance of $144.5 million. We did not consider future taxable income in determining the realizability of the deferred tax assets. We expect our income tax expense (benefit) will be negligible except for tax expense or benefit related to the change in the deferred tax liability related to available-for-sale securities until profitability is considered sustainable. At that time, a portion of the valuation allowance would be reversed. Reversal of the valuation allowance requires a great deal of judgment and will be based on the circumstances that exist as of that future date. If future events differ significantly from our current forecasts, we may need to increase this valuation allowance.
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
The State of North Carolina has reduced the income tax rates from 6.9% to 6.0% in 2014 and will reduce the rates to 5.0% in 2015.  The DTA has been reduced to account for the reduction in income tax rates to 5.0%.  The net reduction in DTA is offset by a corresponding reduction in the valuation allowance.
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
Non-GAAP Measures
This quarterly Report on Form 10-Q contains financial information determined by methods other than in accordance with GAAP. We use these non-GAAP measures in our analysis of COB's performance. Some of these non-GAAP measures exclude goodwill, core deposit premiums and other intangibles from the calculations of return on average assets and return on average equity. We believe presentations of financial measures excluding the impact of goodwill, core deposit premiums and other intangible assets provide useful supplemental information that is essential to a proper understanding of the operating results of our core businesses. In addition, certain designated net interest income amounts are presented on a taxable equivalent basis. We believe that the presentation of net interest income on a taxable equivalent basis aids in the comparability of net interest income arising from taxable and tax-exempt sources. We believe that other non-GAAP measures that exclude credit and non recurring income and expenses provide useful supplemental information that enhances the understanding of our operating results.
These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.
The non-GAAP financial measures used in this Report are “tangible shareholders' equity,” “tangible assets”, “tangible book value”, "PCNR earnings", "PCNR noninterest expense", "PCNR" and "PCNR noninterest income." and "PCNP." Our management, financial services companies, bank stock analysts, and bank regulators use these non-GAAP measures in their analysis of our performance.

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

•
"PCNR Noninterest Expense (NIE)" is defined as total noninterest expense reduced by credit-related and non-recurring Noninterest expense. This measure reduces noninterest expense by items which are elevated during periods of elevated problem asset activity and items which are non-recurring in nature.

•	“PCNR Noninterest Income (NII)” is defined as total noninterest income reduced by items which are non-recurring in nature.

•
"PCNR Earnings" is defined as income (loss), before income taxes, adjusted by credit-related and non-recurring items, and increased by provision for loan losses or decreased by recovery of loan losses. This measure identifies the Company's pre-tax earnings excluding items which are elevated during periods of elevated problem asset activity and items which are non-recurring in nature.

The following tables provide a more detailed analysis of these non-GAAP measures:

(dollars in thousands, except per share data)	As of and for the nine months ended September 30, 2014	As of and for the year ended December 31, 2013	As of and for the nine months ended September 30, 2013
Average book value (shareholders' equity)	$88,356	$85,576	$86,708
Less:
Average goodwill	(4,205)	(4,205)	(4,205)
Average core deposit and other intangibles	(6,430)	(7,207)	(7,269)
Average tangible book value (shareholders' equity) (non-GAAP)	$77,721	$74,164	$75,234

Total average assets	$1,993,764	$2,047,146	$2,057,905
Less:
Average goodwill	(4,205)	(4,205)	(4,205)
Average core deposit and other intangibles	(6,430)	(7,207)	(7,269)
Average tangible assets (non-GAAP)	$1,983,129	$2,035,734	$2,046,431

Book value (Shareholders' equity)	$94,490	$80,361	$80,802
Less:
Goodwill	(4,205)	(4,205)	(4,205)
Core deposit and other intangibles	(5,986)	(6,914)	(7,197)
Tangible book value (shareholders' equity) (non-GAAP)	$84,299	$69,242	$69,400

Total assets	$2,015,793	$1,985,032	$2,037,173
Less:
Goodwill	(4,205)	(4,205)	(4,205)
Core deposit and other intangibles	(5,986)	(6,914)	(7,197)
Tangible assets (non-GAAP)	$2,005,602	$1,973,913	$2,025,771

Book value per common share	$4.26	$3.70	$3.72
Effect of intangible assets	(0.48)	(0.51)	(0.53)
Tangible book value per common share (non-GAAP)	$3.78	$3.19	$3.19

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Income (loss) before income taxes	$1,497	$4,292	$5,825	$(1,398)
Plus:
Other real estate owned expense	(29)	(98)	1,186	4,116
Loan collection expense	198	1,120	1,406	3,784
Merger-related expense	—	—	—	3,498
Executive severance expense	2,060	—	2,060	—
Rebranding expenses	—	6	—	616
U.S. Treasury sale expenses	—	—	409	—
Mortgage and litigation accrual	—	(117)	(68)	(487)
Branch closure and restructuring expense	—	(105)	190	497
Recovery of loan losses	(1,679)	(350)	(4,048)	(1,297)
Less: Securities gains (losses), net	34	50	754	2,773
PCNR earnings (non-GAAP)	$2,013	$4,698	$6,206	$6,556

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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Sections 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934), was carried out under the supervision and with the participation of COB's Chief Executive Officer and Chief Financial Officer and several other members of senior management as of September 30, 2014, the last day of the period covered by this Quarterly Report. COB's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is (a) accumulated and communicated to management (including COB's Chief Executive Officer and Chief Financial Officer) in a timely manner, and (b) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal Control Changes
We assess the adequacy of our internal control over financial reporting quarterly and enhance our internal controls in response to internal control assessments and internal and external audit and regulatory recommendations. No control enhancements during the quarter ended September 30, 2014 have materially affected, or are reasonably likely to materially affect, COB’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
In the ordinary course of operations, COB is party to various legal proceedings. COB is not involved in, nor has it terminated during the nine months ended September 30, 2014, any pending legal proceedings other than routine, nonmaterial proceedings occurring in the ordinary course of business.
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

CommunityOne Bancorp
(Registrant)

Date: November 7, 2014                    By:    /s/ DAVID L. NIELSEN
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