Form 10-K
period 2014-12-31
CommunityOne Bancorp
filed 2015-03-06
CIK 764811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the annual period ended December 31, 2014	Commission File Number 0-13823

COMMUNITYONE BANCORP
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1456589
(State of Incorporation)	(I.R.S. Employer Identification No.)
1017 E. Morehead Street
Charlotte, North Carolina	28204
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, as of June 30, 2014, was approximately $206.9 million. As of February 27, 2015 (the most recent practicable date), the Registrant had outstanding approximately 24,185,655 shares of Common Stock.
Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 7, 2015, are incorporated by reference in Part III of this report.

CommunityOne Bancorp and Subsidiaries
Report on Form 10-K
December 31, 2014

PART I

Item 1.	BUSINESS
General
CommunityOne Bancorp, ("COB" or the "Company" - also referred to as “us” or “we” and our subsidiaries on a consolidated basis), is a bank holding company headquartered in Charlotte, North Carolina and incorporated in 1984 under the laws of the State of North Carolina. Through our ownership of CommunityOne Bank, N.A., or the "Bank," a national banking association founded in 1907 and headquartered in Asheboro, North Carolina, we offer a complete line of consumer, mortgage and business banking services, including loan, deposit, treasury management, online and mobile banking services, as well as wealth management and trust services, to individual and small and middle market businesses through financial centers located throughout central, southern and western North Carolina. Our strategy is to grow the Company organically by focusing on meeting the financial needs of customers in our market area by providing a suite of quality financial products and services through local and experienced bankers and lenders located in branches and loan production offices in our customers’ local market. We also offer the convenience of online and mobile banking capabilities. In addition to organic growth, our strategy is to grow through merger and acquisition activity in our markets, should attractive opportunities present themselves. We define our market as communities located in North Carolina, as well as adjoining markets in South Carolina and Virginia.
In July 2013, we changed our name from FNB United Corp. to CommunityOne Bancorp, and our stock symbol from FNBN to COB.
On October 21, 2011, we acquired Bank of Granite Corporation ("Granite Corp.") and its subsidiary bank, Bank of Granite, through the merger of a wholly owned subsidiary of ours into Granite Corp. (the “Merger”). Bank of Granite was merged into the Bank and Granite Corp. was dissolved on June 8, 2013. The Merger was part of a recapitalization of the Company, which included, among other things, a private placement of $310 million in capital with investments from, among other investors, affiliates of each of The Carlyle Group (“Carlyle”), and Oak Hill Capital Partners (“Oak Hill Capital” and collectively, the “Anchor Investors”), and certain of our directors and officers. The recapitalization also involved the exchange of 51,500 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Preferred Shares”) held by the U.S. Treasury ("Treasury") and all accrued and unpaid dividends thereon for a total of 1,085,554 shares of our common stock, and the amendment of a warrant issued to the Treasury to purchase 22,072 shares of our common stock at an exercise price of $16.00 per share. The Treasury sold the 1,085,554 shares of our common stock held by it on May 23, 2014, but retains the stock purchase warrant.
Our key objectives for the Company during 2014 were to: (1) grow loans; (2) grow core deposits; (3) invest in new businesses while maintaining our focus on expenses, and (4) resolve our remaining credit issues.
We exceeded our goals in 2014, with loan growth of 12%, and excluding our declining purchased residential loan pools, organic loan growth of 15%. This performance resulted in a loans-to-deposits ratio of 76%, also ahead of our plan. Deposits increased 3% or $45.7 million in 2014, with noninterest bearing deposits increasing $33.3 million or 11%. In the second half of 2014, we increased our focus on deposit growth by implementing deposit campaigns for both CDs and money market accounts. These campaign efforts were successful and will continue in 2015.
In addition, we increased our loan origination capabilities by opening loan production offices in Raleigh and Winston-Salem and expanding our existing lending capabilities in Charlotte and Greensboro. We established a non-branch based retail residential mortgage channel in 2014 that will focus on the Charlotte, Raleigh and Winston-Salem metro markets. At the end of 2014 we enhanced our Small Business Administration (“SBA”) lending capabilities through the hiring of two experienced lenders in Charlotte. We expanded and enhanced our treasury management products, helping to drive the 11% growth in noninterest bearing deposits. We also continued to expand our online and mobile banking capabilities for both individual and businesses. At the same time, we reduced our noninterest expense by $5.9 million or 7%.
Finally, the quality of our loan portfolio continued to improve significantly during 2014. Non-performing assets fell 28%, other real estate owned, or “OREO”, fell 28%, and our classified assets ratio ended the year at 40%, exceeding our goal of 45%.
With the sustained profitability that the Company has experienced in the last six quarters, we evaluated the likelihood that the Company will be able to realize its deferred tax assets through generation of future taxable income and concluded that it is now more likely than not that we will be able to realize an additional $142.5 million of the Company’s deferred tax assets. As a result, we reversed $142.5 million of the valuation allowance on deferred tax assets as a credit to income tax expense in the income statement.
Looking forward to 2015, we have five key objectives for our Company that build upon our success in 2014, but incorporate new opportunities and challenges. These five key objectives are to: (1) grow earning assets; (2) grow core deposits; (3) monetize expense initiatives while continuing to invest in accelerating growth and profitability; (4) drive enhanced fee income growth; and (5) explore M&A opportunities that make sense strategically and financially.

To grow earning assets, we expect loan growth to be between 10% and 12%, and our loans to deposits ratio to be in the 85% range by year-end. To continue to grow core deposits, we intend to continue to focus on our treasury management products and our online and mobile banking capabilities as we seek to expand these convenient and valuable services to our customers, and we will selectively continue our promotional deposit activities throughout the year. We will continue to focus on expense control and monetizing contract renegotiations executed with vendors in 2014, as well as other efforts including the closing of six branches located throughout our markets, effective in mid-March, 2015. We expect Pre-Credit and Non-Recurring ("PCNR") noninterest expense, a non-GAAP measure that excludes credit-related and non-recurring expenses as a percentage of average assets to be 3.1% as a result of these and other efforts. To support 10-12% growth in noninterest income, we will continue to expand our non-branch retail mortgage channel in the Raleigh and Winston Salem metro areas, and begin originating and selling SBA loans, using the team hired in Charlotte. Finally, we also will be looking for opportunities to participate in merger and acquisition activity, should strategically and financially attractive opportunities present themselves. Geographically, we will be concentrating our efforts in our markets of North Carolina, South Carolina and Virginia.
Competition
We compete with other local, regional and national financial service providers, including other bank and financial holding companies, commercial banks, savings institutions, credit unions, finance companies and brokerage and insurance firms. Specifically, we face significant competition in both originating loans and attracting deposits from other commercial banks, savings associations, credit unions, and other financial services companies located both within and outside our market area. We consider ourselves to be one of the significant financial institutions in the Piedmont area of North Carolina, in terms of total assets and deposits. Nonetheless, the banking markets in North Carolina have a high number of financial institutions, some of which are significantly larger institutions than us, with greater financial resources. These financial institutions are our competitors.
Further competition is provided by banks located in adjoining counties and states, as well as other types of financial and nonfinancial institutions, such as insurance companies, finance companies, pension funds, brokerage firms and money funds. Some of our competitors are not subject to the same level of regulation and oversight that is required of banks, and thus are able to operate under lower cost structures. We also believe the financial services industry is likely to become more competitive as technological advances enable companies to provide financial services in a more efficient and convenient basis. We believe that the principal method to compete in the commercial banking industry is emphasizing relationship and personalized banking and local decision-making, as well as expanding our online and mobile capabilities, pricing services competitively and improving our cost efficiencies.
Employees
As of December 31, 2014, we had 571 full-time equivalent employees, all of which are located in the State of North Carolina. We are not a party to a collective bargaining agreement and consider our relationships with our employees to be good.
Subsidiaries
In addition to the Bank, we own FNB United Statutory Trust I, FNB United Statutory Trust II, and Catawba Valley Capital Trust II, which were formed to facilitate the issuance of trust preferred securities. The Bank holds the stock of First National Investor Services, Inc., which holds deeds of trust for the Bank.
We used to own Granite Mortgage, Inc., which ceased mortgage operations in 2009, filed for Chapter 11 bankruptcy on February 15, 2012 and was dissolved on May 5, 2014. The Bank had owned Dover Mortgage, which ceased mortgage operations in the first quarter of 2011, filed for Chapter 11 bankruptcy on February 15, 2012 and was dissolved on April 28, 2014.
Access to United States Securities and Exchange Commission Filings
We make available at no cost all of our reports filed electronically with the United States Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and the annual proxy statement, as well as amendments to those reports, through our website at www.Community1.com. These filings are also accessible on the SEC’s website at www.sec.gov. You may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
We also will provide without charge a copy of our Annual Report on Form 10-K to any shareholder by mail. Requests should be sent to CommunityOne Bancorp, Attention: Secretary, 1017 E. Morehead Street, Suite 200, Charlotte, NC 28203.
Additionally, our corporate governance policies, including the charters of the Audit Committee, Risk Management Committee, Strategic Planning Committee, and the Compensation and Nominating Committee of our Board of Directors, as well as our Code of Business Ethics, may be found through the “Investor Relations” link on our website.

Regulation and Supervision
We are extensively regulated under federal and state law. The following describes certain aspects of that regulation and does not purport to be a complete description of all regulations that affect us or all aspects of those regulations.
To the extent statutory or regulatory provisions are described, the description is qualified in its entirety by reference to the particular statute or regulation. Any change in applicable law or regulation or in the way those laws or regulations are interpreted by regulatory agencies or courts may have a material impact on our business, operations and earnings. Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in state legislatures and before the various regulatory agencies. The likelihood and timing of any changes and the impact those changes might have on us is impossible to determine with any certainty.
CommunityOne Bancorp
COB is a bank holding company, subject to regulation under the Bank Holding Company Act ("BHCA") and the examination and reporting requirements of the Federal Reserve Board. Under the BHCA, a bank holding company, such as COB, may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all the assets of any additional bank, or merge or consolidate with another bank holding company, without the Federal Reserve Board's prior approval. COB may engage in the business of banking, managing or controlling banks or furnishing services to or performing services for its subsidiary banks, and in any activity that is considered to be so closely related to banking or managing or controlling banks, and as to be a proper incident thereto. As noted above, COB owns the Bank. We also own FNB United Statutory Trust I, FNB United Statutory Trust II, and Catawba Valley Capital Trust II, each of which were formed to facilitate the issuance of trust preferred securities.
As a bank holding company, COB is expected under Federal Reserve Board regulations to serve as a source of financial and managerial strength to its subsidiary banks. A bank holding company also is expected to commit resources, including capital and other funds, to support its subsidiary bank in circumstances where it might not do so absent such a policy. While the Company is not subject to any written agreement with the Federal Reserve, it is required to serve as a source of strength to the Bank, to not declare or pay any dividends or make any payments on its trust preferred securities or incur, increase or guarantee additional debt without prior written approval of the Federal Reserve Bank of Richmond ("FRBR").
CommunityOne Bank, N.A.
As a national banking association, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC"), the Bank is subject to regulation and examination primarily by the Office of the Comptroller of the Currency ("OCC"). The Bank also is regulated by the FDIC and the Federal Reserve Board. The federal regulators impose various requirements and restrictions on the institutions they regulate, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged on loans, limitations on the types of investments that may be made and the types of services that may be offered, and requirements governing capital adequacy, liquidity, earnings, dividends, risk management practices and branching.
There are certain restrictions imposed on the ability of the Bank to lend to and engage in other transactions with, COB and the Bank’s other affiliates. Under these provisions, individual transactions between the Bank and COB or any nonbank affiliate generally are limited to 10% of the Bank’s capital and surplus, and all transactions between the Bank and either COB or any nonbank affiliate are limited to 20% of the Bank’s capital and surplus. Loans and extensions of credit from the Bank to any affiliate generally are required to be secured by eligible collateral in specified amounts. In addition, any transaction between the Bank and any affiliate are required to be on arm’s length terms and conditions. The Dodd-Frank Act Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), expanded these affiliate transaction rules to broaden the definition of affiliate and to apply to securities lending, repurchase agreements and derivatives activities that we may have with an affiliate, as well as to strengthen collateral requirements and limit Federal Reserve exemptive authority. Also, the definition of “extension of credit” for transactions with executive officers, directors and principal shareholders was expanded to include credit exposure arising from a derivative transaction, a repurchase or reverse repurchase agreement and a securities lending or borrowing transaction. These provisions have not had a material impact on COB or the Bank.
FDIC Insurance
The deposits of the Bank are insured by the FDIC up to the limits under applicable law, which currently are set at $250,000 for accounts under the same name and title. The Bank is subject to deposit insurance premium assessments. The FDIC imposes a risk-based deposit premium assessment system. Under this system, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, long-

term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are assessed quarterly. The FDIC has published guidelines on the adjustment of assessment rates for certain institutions. In addition, insured depository institutions have been required to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.
The assessment base on which an insured depository institution’s deposit insurance premiums paid to the FDIC is now calculated based on its average consolidated total assets less its average equity. In addition, under current law, the minimum designated reserve ratio of the deposit insurance fund is required to increase from a minimum of 1.15% to 1.35% of the estimated amount of total insured deposits by September 30, 2020. The FDIC is required to offset the effect of the increased minimum reserve ratio for banks with assets of less than $10 billion.
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
In addition, the Federal Reserve Board has indicated that banking organizations should generally pay dividends to shareholders only if (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. COB would currently need to obtain prior FRBR approval to pay a dividend. COB has not declared any dividends with respect to its common stock in 2014 and does not expect to declare any dividends during 2015.
Capital
We are required under federal law to maintain certain capital levels at each of COB and the Bank. The federal banking agencies have issued substantially similar risk-based and leverage capital requirements to banking organizations they supervise. Under these requirements, COB and the Bank are required to maintain certain capital standards based on ratios of capital to assets and capital to risk-weighted assets. The requirements also define the weights assigned to assets and off-balance sheet items to determine the risk weighted asset components of the risk-based capital rules. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institutions ability to manage those risks are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy.
Capital requirements in place for community banks with assets less than $10 billion through December 31, 2014 defined an institution’s total qualifying capital as having two components: Tier 1 capital, which must be at least 50% of total qualifying capital and is mainly comprised of common equity, retained earnings and qualifying (noncumulative perpetual) preferred stock, less certain intangibles; and Tier 2 capital, which may include the ALL up to a maximum of 1.25% of risk weighted assets, qualifying subordinated debt, qualifying preferred stock, hybrid capital instruments and up to 45% of net unrealized gains on available-for-sale equity securities. Under the requirements, the minimum capital standards that must be met by any bank holding company or bank include a Tier 1 capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a leverage capital ratio of at least 4% (except for those institutions with the highest regulatory ratings and not experiencing significant growth or expansion).
Effective January 1, 2015, revised capital rules became effective for community banks with assets less than $10 billion and their holding companies pursuant to the requirements of the Dodd-Frank Act and standards adopted by the Basel Committee on Banking Supervision (referred to as “Basel III”). Under these revised rules, the definition of the regulatory capital components and minimum capital requirements has materially changed. Among the most important of these changes is that a new capital measure is now required called common equity Tier 1 capital, which consists solely of common stock and related surplus, retained earnings, accumulated other comprehensive income and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital continues to include non-cumulative perpetual preferred stock, and for bank holding companies with less than $15 billion in total consolidated assets, instruments such as COB’s trust preferred securities. The new rules require banks and their holding companies to hold common equity Tier 1 risk-based capital of at least 4.5% of risk weighted assets, and the overall minimum ratio of Tier 1 capital to risked-weighted assets has been raised to 6%. Tier 2 capital continues to consist of instruments disqualified from Tier 1 capital, including as noted above, subordinated debt, other preferred stock and a limited amount of loan loss reserves; but there are additional eligibility criteria placed on them. Certain deductions from common equity have been expanded and others, including mortgage servicing assets and deferred tax assets subject to temporary timing differences, are subject to threshold deductions. In addition, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, marked to market securities held in available-for-sale portfolio) under generally accepted accounting principles may no longer be reversed for purposes of determining regulatory capital ratios, unless the Company makes a one-time permanent election to continue to exclude those items. The Company and Bank expect to make that one-time election as required in its March 30, 2015 Consolidated Reports of Condition and Income. The rule also changes the risk weighting of certain assets, including “high volatility” commercial real estate, past due assets, structured securities and equity holdings.
In addition, the revised capital rules require a capital conservation buffer of up to 2.5% above each of the capital ratio requirements (common equity tier 1, tier 1, and total risk-based capital) which must be met for a bank and its holding company to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction. This capital conservation buffer will be phased in over a four year period starting on January 1, 2016. When fully implemented, a banking organization would need to maintain a common equity Tier 1 capital ratio greater than 7.0%, a Tier 1 capital ratio greater than 8.5% and a total risk-based capital ratio greater than 10.5%, otherwise, it will be subject to restrictions on capital distributions and discretionary bonus payments to its executive management.
COB and the Bank have complied with the capital requirements in effect on December 31, 2014, and we believe that both COB and the Bank will comply with the fully phased in capital ratios applicable to them without having a material effect on either COB or the Bank.
Safety and Soundness Considerations
There are a number of additional obligations and restrictions imposed by law and policy on bank holding companies, such as COB, and the Bank, that are designed to reduce potential loss exposure to depositors and to the FDIC insurance fund in the event that the depository institutions become in danger of default or in default. Under current federal law, for example, the federal banking agencies, including the OCC and the FDIC, possess broad powers to take prompt corrective action to resolve problems of insured depository institutions such as the Bank. The extent of these powers depends upon whether the institution is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," as defined by the law. Under regulations issued by the federal banking agencies, as of December 31, 2014, a “well capitalized” institution must have a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0%, a leverage ratio of at least 5.0%, and must not be operating under an order, written agreement, capital directive or prompt corrective action directive. An “adequately capitalized” institution must have a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital of at least 4.0%, and a leverage ratio of at least 4.0%.
In the federal banking agencies’ final rule to implement Basel III and the minimum leverage and risk-based capital requirements of the Dodd-Frank Act, the federal banking agencies have changed the definitions of these categories, including the introduction of the common equity Tier 1 capital ratio in each definition, which became effective for COB and the Bank as of January 1, 2015. This means that to be considered “well capitalized,” an institution must have a total risk based capital of at least 10.0%, a Tier 1 capital ratio of at least 8.0%, a common equity Tier 1 capital ratio of at least 6.5% and a leverage ratio of at least 5%. An “adequately capitalized” institution must have a total risk-based capital of at least 8.0%, a Tier 1 capital ratio of at least 6.0%, a common equity Tier 1 capital ratio of at least 4.5% and a leverage ratio of at least 4.0%. An “undercapitalized” institution has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 capital ratio of less than 4.5%, or a leverage ratio of less than 4.0%; a “significantly undercapitalized” institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 capital ratio of at less than 3.0% or a leverage ratio of less than 3.0%; and a “critically undercapitalized” institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The Bank currently is designated as “well capitalized." This classification is primarily for the purpose of applying the prompt corrective action provisions of federal law and is not intended to be and should not be interpreted as a representation of overall financial condition or prospects of the institution.
The federal banking agencies’ prompt corrective action powers are broad. For example, an institution that is categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to its appropriate federal banking agency and the parent bank holding company must guarantee that the institution meet its capital restoration plan, subject to certain limitations. An "undercapitalized" institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. In addition, the appropriate federal banking agency may treat an "undercapitalized" institution in the same manner as it treats a "significantly undercapitalized" institution if it determines that those actions are necessary.
The federal banking agencies also have adopted guidelines prescribing safety and soundness standards relating to internal controls, risk management, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. These guidelines in general require appropriate systems and practices to identify and manage specified risks and exposures. The guidelines prohibit excessive compensation as an unsafe and unsound practice and characterize compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer or employee, director or principal shareholder. In addition, the agencies have adopted regulations that authorize but do not require an agency to order an institution that has been given notice by the agency that it is not in compliance with any of the safety and soundness standards to submit a compliance plan. If after being so notified, an institution fails to submit an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an "undercapitalized" institution is subject under the prompt corrective action provisions described above.
The enforcement powers available to the federal banking agencies are substantial and include, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders, and to initiate injunctive actions against banks and bank holding companies and any “institution affiliated party” as defined in the law. In general, these enforcement actions may be initiated for violations of laws and regulations, as well as engagement in unsafe and unsound practices. Other actions or inactions may provide the basis for enforcement actions, including filing misleading or untimely reports with regulatory authorities. The OCC’s Consent Order with the Bank, which was issued pursuant to a Stipulation and Consent to the Issuance of a Consent Order on July 22, 2010, was terminated effective June 10, 2013. The Bank has continuing obligations to, among other things, adhere to its Business Plan, including complying with the Capital Plan contained therein.
Community Reinvestment and Consumer Protection Laws
In connection with its lending activities, the Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. These include, among other laws, the Equal Credit Opportunity Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act (“RESPA”), the Fair Credit Reporting Act, the Truth in Savings Act and the Community Reinvestment Act ("CRA"). Administration of many of these consumer protection rules are now the responsibility of the Consumer Financial Protection Bureau ("CFPB"). The CFPB also has authority to define and prevent unfair, deceptive and abusive practices in the consumer financial area, and expanded data collecting powers for purposes of determining bank compliance with the fair lending laws. In each of these cases, because we have less than $10 billion in total assets, we are supervised in these areas by the OCC.
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
Anti-Money Laundering Rules
We are subject to the requirements of the Bank Secrecy Act ("BSA"), its implementing regulations and other anti-money laundering ("AML") laws and regulations, including the USA Patriot Act of 2001. Among other things, these laws and regulations require the Bank to take steps to prevent the use of the Bank to facilitate the flow of illegal or illicit money, to report large currency transactions and to file suspicious activity reports. The Bank also is required to develop and implement a comprehensive AML compliance program. Banks must also have in place appropriate “know your customer” policies and procedures. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, a provision of the USA Patriot Act of 2001 requires the federal banking agencies to consider the effectiveness of a financial institution’s AML activities when reviewing bank mergers and bank holding company acquisitions.
At the time of its recapitalization in 2011, the Bank entered into a deferred prosecution agreement ("DPA") to resolve a potential claim with the U.S. Attorney for the Western District of North Carolina and the U.S. Justice Department relating to one of the Bank's customers who was subsequently convicted of, among other things, money laundering relating to a suspected Ponzi scheme. The DPA required the Bank among other things, to (1) implement the OCC's recommendations relating to the Bank's BSA/AML compliance program, (2) pay on the closing date of the Recapitalization $400,000 to the District Court for distribution to the victims of the fraud perpetrated by the customer, (3) submit to the U.S. Attorney and the Department of Justice periodic certifications of the Bank's BSA/AML compliance, and (4) strengthen the Bank's BSA/AML compliance program. The Bank complied with the terms of the DPA and the DPA was terminated and the related case dismissed, effective September 27, 2013.
Troubled Asset Relief Program under the Capital Purchase Program
On February 13, 2009, COB entered into a Purchase Agreement (“Purchase Agreement”) with the Treasury as a participant in the U.S. Treasury Capital Purchase Program (“CPP”). As part of COB's participation under the CPP, COB issued to the Treasury 51,500 shares of our Preferred Shares for a total price of $51.5 million. The Preferred Shares paid cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. As part of its purchase of the Preferred Shares, the Treasury received a warrant (“warrant”), to purchase 2,207,143 shares of COB's common stock at an initial per share exercise price of $3.50. The Warrant provided for the adjustment of the exercise price and the number of shares of COB's common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of COB's common stock, and upon certain issuances of COB's common stock at or below a specified price relative to the initial exercise price. The Treasury agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.
When the Bank was recapitalized in 2011, the Treasury exchanged the Preferred Shares held by it and all accrued and unpaid dividends thereon for a total of 1,085,554 shares of our common stock, and the amendment of a warrant issued to the Treasury to purchase 22,072 shares of our common stock at an exercise price of $16.00 per share. The Treasury sold the 1,085,554 shares of our common stock held by it on May23, 2014, but retains the stock purchase warrant.
The Dodd-Frank Act
The Dodd-Frank Act significantly changed the bank regulatory structure and has affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies including COB. Some of the changes made by the Dodd-Frank Act have been described above. In addition to those summaries, among other things, the Dodd-Frank Act created a Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate larger financial firms.
Significant rules and regulations have been and continue to be issued by the various federal agencies pursuant to the requirements of the Dodd-Frank Act. Those rules that have or will affect our operations include:

•
rules enacted by the SEC pursuant to the Dodd-Frank Act, giving shareholders a non-binding vote on executive compensation and so called “golden parachute” payments, as well as the authority to allow shareholders to nominate their own candidates using a company’s proxy materials;

•	rules enacted by the federal banking agencies prohibiting excessive compensation paid to financial institution executives;

•
provisions authorizing national banks and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch, thus allowing banks to enter new markets more freely;

•
rules enacted by the Federal Reserve Board and enforced by the CFPB limiting interchange fees applicable to debit card transactions charged by banks with $10 billion or more in assets, which while not applicable to us, may have the practical effect of reducing the fees that we may be able to charge;

•	rules issued by the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay;

•	provisions that allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage,” as that term has been defined by the CFPB;

•	provisions that have consolidated consumer complaints into the CFPB;

•
provisions that give the CFPB expanded data collection powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices; and

•
provisions restricting the ability of COB and the Bank to engage in short-term proprietary trading of securities, derivatives, commodity futures and options on these instruments for their own account, owning, sponsoring or having certain relationships with “covered funds,” including hedge funds and private equity funds, or investing in certain instruments that are covered by these prohibitions, subject to certain exceptions (the so-called “Volcker Rule”).

Not all of the regulations under the Dodd-Frank Act have been finalized and thus we cannot predict the ultimate impact of these regulations on COB or its business, financial condition or results of operations. However, the regulations have increased and are expected to continue to increase our operating and compliance costs.
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
Risks Related to our Business and Business Strategy
We may not be able to meet our targets for organic loan, deposit and services growth.
Our business strategy includes organically growing loans and deposits through a variety of channels, including through our branches and loan production offices (LPOs"), which we have staffed with mortgage loan officers, private bankers and commercial lending officers. During the last year, we also have commenced offering loans through a non-branch based retail mortgage loan channel and a Small Business Administration (“SBA”) division. We successfully met our organic growth goals in 2014 but continuing to meet our growth goals for loans and deposits depends on our ability to successfully market and generate new loan and deposit volume from these channels, as well as successfully market complementary products and services, particularly enhanced treasury management services and online and mobile banking capabilities, at acceptable risk levels and upon acceptable terms, while managing the costs associated with this growth strategy. While the loan and deposit products we are offering are not new to the Bank, enhanced treasury management services and online and mobile banking services designed to support our growth strategy involve implementation and operational risks. The strategies also depend upon hiring additional experienced lenders in target markets who share our relationship banking philosophy. Because of a variety of factors, including having effective marketing and calling programs, being able to attract additional appropriate talent, continuing to successfully implement our enhanced treasury, online and mobile banking platforms containing adequate protections to mitigate risks, as well as market conditions and competition, there is no assurance that we will be able to meet our growth goals, or if we are successful, that such growth would meet profitability, cost or asset quality targets associated with the goals. An inability to grow or to effectively manage our growth could adversely affect our results of operations, financial condition and stock price.
We may not be able to implement our acquisition strategy or successfully integrate any acquisitions we may make.
Our strategy also includes expansion through targeted acquisitions of bank and complementary nonbank businesses, such as insurance agencies or asset management companies. Implementing this strategy depends on our ability to successfully identify opportunities and partners that complement our businesses, share our risk-management philosophy and operate in markets which are complementary to our operations and the communities in which we operate, to assess and mitigate the risk of any opportunity and to successfully acquire and integrate their operations with ours, as well as being able to structure a transaction that preserves the Company’s large deferred tax asset. We may not be able to successfully identify opportunities that meet these criteria, or, if we do, we may not be able to successfully negotiate, finance, complete and integrate them. In this connection, we will compete with other financial services companies for acquisition opportunities and many of these competitors have greater financial resources than we do and may be able to pay more for an acquisition than we are able or willing to pay. Furthermore, our regulators may delay or closely scrutinize any proposal, which may delay an opportunity. If we are successful, we may not be able to successful integrate the operations of the other institution with ours, or to realize the growth objectives of the combined loan and deposit operations, or revenue opportunities or cost savings that may be assumed. In addition, any such opportunity may require us to raise additional capital, which may be dilutive to our existing shareholders and may result in the issuance of securities that have rights, preferences and privileges that are senior to our common stock.
Our decisions regarding credit risk could be incorrect, and our allowance for loan losses may be inadequate, which may adversely affect our financial condition and results of operations.
Our largest source of revenue is interest payments on loans made to Bank customers. There are certain risks inherent in making loans. Borrowers may not repay their loans according to the terms of those loans, and the collateral securing the payment of the loans may not be sufficient to assure repayment. Interest rates may change over the life of the loan, economic conditions may change and the value of the collateral affecting the loans may deteriorate. Management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of the borrowers and the value of the real estate, which is obtained from independent appraisers, and other assets serving as collateral for the repayment of the loans. However, we may be incorrect in these assumptions, in which case we may experience significant loan losses and losses on foreclosed collateral which could have a material adverse effect on our operating results.
We maintain an Allowance for Loan Losses ("ALL") that we consider adequate to absorb losses inherent in the loan portfolio based on our assessment of all available information. In determining the size of the allowance, we rely on an analysis of the loan portfolio based on, among other things, historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, and general economic conditions, both local and national. During the past year, as our credit risk has declined, this analysis has allowed us to release $5.4 million in reserves from the ALL. If management’s assumptions in undertaking this analysis are wrong, the ALL may not be sufficient to cover actual loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio. Additionally, any new deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside management’s control, may require an increase in the ALL. Material additions to the allowance would materially decrease our net income.
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
Loans that are secured by real estate (including commercial, construction and development and consumer residential mortgage loans) as either the primary or secondary source of repayment are a large portion of the Bank's loan portfolio. These categories constitute $1.17 billion, or approximately 86% of the Bank's total loan portfolio as of December 31, 2014. These categories are generally affected by changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. Commercial real estate secured lending usually involves higher credit risk than that of single-family residential mortgage lending because of the larger loan balances and the fact that adverse conditions in real estate markets or the economy may impact the development and leasing of their properties and thus their cash flow. While the real estate markets in the communities we operate have continued to recover from the 2009 recession, real estate in our urban markets (e.g. Charlotte) has recovered faster than real estate in our more rural markets, the impact of which is that our loan origination activity in our urban markets has increased faster than in our legacy rural markets. Any new downturn in the real estate markets in which we originate, purchase and service secured commercial, construction and development or consumer residential mortgage loans could hurt our business and future earnings both because these loans are secured by real estate and because loan demand for these type of loans would decrease.
Our mortgage business is sensitive to our success in hiring and retaining additional mortgage loan officers, maintaining a mix of conforming and other mortgages, as well as in changes in economic conditions, increased interest rates, and a slowdown in the housing market, any of which could impact adversely our results of operations.
Mortgage originations and sales are a significant portion of our consolidated business and maintaining or increasing our revenue in this segment is dependent upon our ability to originate loans. We expanded our mortgage origination capabilities during 2014 by starting a non-branch retail origination channel targeted toward more urban markets, principally Charlotte, Raleigh and Winston-Salem. The success of this channel depends in large part upon hiring experienced mortgage loan officers in these and similar markets with the skillsets and relationships that would make this channel profitable. We also need to retain experienced loan officers in our branches. There is no assurance that we will be able to identify, hire and retain such officers and failure to do so would adversely affect our mortgage originations and consequently, our overall net income.
Furthermore, our revenue in this segment is in part reliant upon originating and selling loans that conform to the underwriting criteria of Fannie Mae and recording the gain on sale from such sales. Our mortgage division offers a mix of conforming and other types of mortgage loans, including jumbos and superjumbos, construction and specialized loan programs that meet the needs of our customers. While we target a percentage of loans for each loan type, there is no assurance that we will be able to maintain the mix of mortgages that meet our revenue goals for this business segment. In addition, our mortgage revenue is dependent on originating both refinance and purchase money mortgages. During 2014, purchase money mortgages constituted approximately 47% of our production and that percentage is expected to continue in that range during 2015. Mortgage loan production levels are sensitive to changes in interest rates and economic conditions and changes in the housing market, as well as changes in underwriting standards, and have previously suffered from increases in interest rates or slowdowns in the housing market. Any sustained period of decreased origination activity caused by housing price pressure, underwriting standards, or increases in interest rates would adversely affect our mortgage originations, and consequently, our overall net income.
Changes in interest rates may have an adverse effect on our profitability.
Our earnings and financial condition depend to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of the margin between interest rates earned on loans and investments and the interest rates paid on deposits and borrowings could adversely affect our earnings and financial condition. We can neither predict with certainty nor control changes in interest rates. These changes can occur at any time and are affected by many factors, including international, national, regional and local economic conditions, competitive pressures and monetary policies of the Federal Reserve. In addition, our customers often have the ability to prepay loans with either no penalties or penalties that are insufficient to compensate us for the lost income. If customers prepay loans at a higher rate, we may not be able to recover the lost revenues, which may affect our results of operations.

Furthermore, since 2008 interest rates have been low for an extended period of time, and any increase in rates could result in depositors redeeming time deposits or moving funds out of their existing money market or savings deposit accounts at the Bank into other interest-bearing alternatives at other financial institutions, including third party money market funds. We have ongoing policies and procedures designed to manage the risks associated with changes in market interest rates, including these prepayment risks, and we model expected customer behavior based on historical experience of other interest rate cycles. Notwithstanding these policies and procedures, our customers may not react to changes in interest rates in the same manner in which they historically have reacted, resulting in a larger outflow of deposits or a higher level of loan prepayments than we expect. Such reaction could require us to increase interest rates to retain or acquire deposits, or lower loan rates to retain or attract loans. In either case, our deposit costs may increase and our loan interest income may decline, either or both of which may have an adverse effect on our financial results.
Our credit risk profile has moderated but remains higher than many of our peers.
Since our recapitalization in 2011, we have worked out the majority of our nonperforming assets and have experienced only modest credit losses over the past two years. Nearly all of these losses were due to credit costs, including a significant provision for loan losses and significant write-downs in the carrying value of our OREO. Although we have largely resolved our legacy credit issues and reduced our credit exposure, at December 31, 2014, we still had $45.7 million in nonperforming assets, including nonaccrual loans and OREO, which is higher than many of our peers. In addition, it is possible that we will continue to incur additional credit costs over the near term, which would adversely affect our overall financial performance and results of operations.
We may not be able to effectively work out our remaining nonperforming assets, which may adversely affect our results of operations and financial condition and require us to raise additional capital.
Since our recapitalization in 2011, the Bank has aggressively and materially reduced problem assets through workouts, restructurings, foreclosures and sales. While we expect to continue resolution of our remaining problem assets in 2015, the size of these assets are smaller and we thus expect the pace of resolution to slow. When we receive a signed contract for the sale of a loan or OREO asset, the asset is marked down to the contract price less associated selling costs, which may ultimately result in a loss to the Bank. Any decrease in the value of the underlying collateral securing Bank loans, adverse change in borrowers' performance or financial condition, or a decrease in the value of OREO, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, there can be no assurance that we will not experience increases in nonperforming assets in the future, or that the workout of our current nonperforming assets will not result in further losses. A new downturn in the market areas we serve could increase our credit risk associated with our loan portfolio, as it could have a material adverse effect on both the ability of borrowers to repay loans as well as the value of the real property or other property held as collateral for such loans, or in OREO. If credit costs are incurred over what we anticipate to resolve our remaining problem assets and reduce our credit risk to what we consider acceptable levels, we may need to raise additional capital. Factors affecting whether additional capital would be required include, among others, additional provision of loan losses, and loan charge-offs, additional write-downs in the carrying value of our OREO, changing requirements of regulators, and other risks discussed in this “Risk Factors” section. There can be no assurance that we would be able to raise capital in the amounts required and in a timely manner or at all. Any additional capital raised may be significantly dilutive to our existing shareholders and may result in the issuance of securities that have rights, preferences and privileges that are senior to our common stock.
Our ability to use net operating loss carryforwards to reduce future tax payments may be limited or restricted or may not exist at all, and if we do not sustain our profitability, we may be required to put up a valuation allowance against our deferred tax assets.
We have generated significant federal and state net operating losses ("NOLs") over the past six years. We are generally able to carry NOLs forward to reduce taxable income in future years. Our ability to use our NOLs to reduce future tax payments is dependent upon our ability to sustain profitability over the time period over which these NOLs may be used under applicable tax law. At year-end 2014, we determined that it is now more likely than not that we will be able to realize an additional $142.5 million of the Company’s deferred tax assets, which include these NOLs, and as a result, we reversed $142.5 million of the valuation allowance that we had placed on our deferred tax assets as a credit to income tax expense in the income statement, resulting in net deferred tax assets of $146.4 million. We made this determination based upon a number of factors, including a demonstrated track record of profitability for the past six quarters, reasonable forecasts of future taxable income, reasonable tax strategies available to us capable of ensuring the realization of our deferred tax assets, and the absence of the asset quality and credit related losses that generated the Company net operating losses. However, there is no assurance that we will be able to sustain our recent profitability, or accelerate it to the extent necessary to be able to use all of the NOLs we have generated, or that the conditions that led to our losses will not return. Our ability to generate sustained profitability in the amounts necessary to realize our deferred tax assets against future taxable income depends upon general economic and market conditions, interest rates, and our ability to meet our strategic plans. If we are unable to generate adequate sustained profitability, we may be required to record a new valuation allowance against some or all of our deferred tax assets, which would negatively impact our financial results.
In addition, the ability to utilize our NOLs is subject to the rules of Section 382 of the Internal Revenue Code. Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% shareholders under Section 382 and Treasury regulations promulgated thereunder because of an increase of their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these shareholders over a rolling three-year period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. This annual limitation is generally equal to the product of the value of the corporation’s stock on the date of the ownership change, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards. We do not believe that the 2011 Recapitalization caused an “ownership change” at COB within the meaning of Section 382. However, the Recapitalization resulted in Carlyle and Oak Hill owning a substantial portion of our stock, which reduces our ability to engage in future acquisition activity involving entities of similar or greater size than the Company without undergoing an “ownership change.” Thus, any acquisition activity in which the Company may engage would require the Company to evaluate whether an “ownership change” would occur. Given the level of merger and acquisition activity in our market, we cannot ensure that our ability to use our NOLs to offset income will not become limited in the future. As a result, we could pay taxes earlier and in larger amounts than would be the case if our NOLs were available to reduce our federal income taxes without restriction.
The loss of any member of the executive and senior management may adversely affect us.
We have assembled an executive and senior management team that has substantial background and experience in banking and financial services in the markets we serve. We rely heavily on the experience and expertise of our management to resolve problems and deploy new capital to achieve sustainable profitability and satisfactory capital levels. We have implemented a management succession planning process where we identify successors to our management team and work to train those managers for higher roles. However, the loss of key management personnel could negatively impact our earnings because of their skills, customer relationships and/or the potential difficulty of promptly replacing them with their chosen successors.
Our business could suffer if we fail to attract and retain skilled people.
Our success depends, in large part, on our ability to attract and retain competent, experienced people. Our organic growth goals in particular require that we be able to attract qualified and experienced mortgage loan officers, commercial lending officers and SBA lenders in our existing markets as well as those markets in which we may want to expand who share our relationship banking philosophy and have those customer relationships that will allow us to successfully expand. Many of our competitors are pursuing the same relationship banking strategy in our markets, which increases the competition to identify and hire talented employees. Our failure to successfully compete for experienced, qualified employees through competitive compensation packages and an attractive working environment may have an adverse effect on our ability to meet our financial goals and thus adversely affect our future results of operations.
As a community bank, we are vulnerable to the economic conditions within the relatively small region in which we operate.
We operate in a relatively small market area, which extends from the central and southern Piedmont and Sandhills of North Carolina to the mountains of western North Carolina. Furthermore, we lend primarily to individuals and to small and medium-sized businesses in those or adjacent markets. Thus, we are exposed to greater risk than banks that lend to larger commercial enterprises or have a bigger market footprint. We manage our credit exposure through careful monitoring of our borrowers and loan concentrations and through rigorous application and review procedures. We also balance our geographic risk by purchasing portfolios of loans to borrowers outside of our market area. Nevertheless, we remain limited in our ability to diversify our economic risks. While economic conditions continue to improve in our market areas, any economic downturn in this fairly small geographic region likely will negatively affect our customers through increased unemployment, reduced demand and depressed real estate values, and adversely affect our results of operations.
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
Online and mobile banking developments have the potential of disrupting our business model, thus adversely affecting our business.
We compete with a variety of institutions both inside and outside of our market area that also offer online and mobile banking services. These institutions include our traditional competition, as well as institutions that solely operate online. Changes in customer behavior over the past several years have resulted in the need to offer online and mobile banking options to our customers. While we continue to spend significant resources upgrading our online and mobile banking capabilities, changes in customer behaviors in this area could disrupt our branch based and relationship banking model, which could adversely affect our operations, and we may be unable to timely develop competitive new products and services in response to these changes.
We face significant operational risk.
We are exposed to many types of operational risk, including traditional operational risk, strategic risk, reputational risk, and legal and compliance risk. Operational risk includes the risk of fraud or theft by employees or persons outside COB, unauthorized transactions by employees or operational errors, including clerical or recordkeeping errors or those resulting from faulty or disabled computer or telecommunications systems, and breaches of the internal control system and compliance requirements. Negative public opinion can result from our actual or alleged conduct in a variety of areas, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and retain customers and can expose us to litigation and regulatory action. Operational risk also includes potential legal actions that could arise from an operational deficiency or as a result of noncompliance with applicable regulatory standards.
Because the nature of the banking business involves a high volume of transactions, certain errors may be repeated or compounded before they are found and corrected. Our reliance upon both automated and manual systems to record and process transactions may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (e.g., computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their employees as is COB) and to the risk that our or our vendor’s business continuity and data security systems prove to be inadequate.
We face heightened information security risks, including “hacking” and “identity theft,” from increasingly sophisticated cyber behaviors.
The computer systems and network infrastructure used by us and others are vulnerable to unforeseen problems. These problems may arise in our internal systems or the systems of our third-party vendors or both. Our operations are dependent upon our ability to protect computer equipment against damage from fire, power loss, telecommunications failure or security breaches of our information systems, resulting in stolen, misplaced or lost data, including unauthorized disclosure of customer information and theft. Information security risks have increased in recent years in part because of the increased usage of online and mobile technologies and the increased sophistication and activities of organized crime, hackers, terrorists, governmental entities, activists and other parties to attempt to gain unauthorized access to our systems, and/or those of our customers and third party service providers through viruses, malware, and other compromises, in order to gain access to customer information and engage in financial fraud and theft. We cannot be certain that all of our systems or those of our third-party service providers, are free from vulnerability to attack, despite safeguards we have instituted to protect our systems and ensure those third party systems used by us are safe. In addition, we cannot be certain that the systems of our customers that interact with our systems are free from vulnerability to attack despite heightened customer education about the threats that exist and alternatives available to protect those systems. Any damage or failure or security intrusion that may cause an interruption in our operations, make us susceptible to unauthorized access to our customer information, hacking or identity or financial theft, and could adversely affect our business and financial results, damage our reputation, cause loss of business, additional regulatory scrutiny or exposure to litigation and possible financial liability. We have purchased insurance against such losses, but any liability could exceed the amount of insurance coverage we have.
We rely on other companies to provide key components of our business infrastructure.
Third-party vendors provide key components of our business infrastructure including the software supporting our core operating system, internet connections and network access. While we have selected these third-party vendors carefully and subject them to a comprehensive vendor management program, which includes ongoing due diligence over these vendors' financial condition and systems security, we do not directly control their actions. Any problems caused by these third parties, including those which result from their failure to provide services for any reason, their poor performance of services, their systems’ vulnerability to cyber and other risks, or other issues could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing any of these third-party vendors could also entail significant delay and expense.

Our controls and procedures could fail or be circumvented.
Management regularly reviews and updates our internal controls, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and implemented, is based in part on certain assumptions and can only provide reasonable, but not absolute, assurance of the effectiveness of these systems and controls. Any failure or circumvention of our internal controls and procedures and any failure to comply with regulations related to internal controls and procedures could adversely affect our business, our results of operations and financial condition, as well as our reputation.
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
The uncertainty in the final resolution of purchase impaired loans that create a negative impact on our profitability.
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
Certain accounting policies are critical to presenting COB’s financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include: the ALL; the valuation of other real estate; the determination of fair value for financial instruments; purchased loan accounting; and the accounting for income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the ALL or sustain credit losses that are significantly higher than the reserve provided or both; recognize significant impairment on its financial instruments (including purchased loans) and other intangible asset balances; or significantly increase its liabilities for taxes or pension and post-retirement benefits.
Risks Related to the Regulatory Environment
Our deposit insurance premiums have decreased but may increase in the future, which could have a material adverse impact on our future earnings.
The FDIC insures the deposits of the Bank to the maximum extent provided by law. The FDIC charges the Bank premiums to maintain that insurance at specified levels. The assessments imposed by the FDIC for deposit insurance at the Bank have decreased, but they may increase in the future. The Dodd-Frank Act increased the minimum target deposit insurance ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits, which must be met by September 30, 2020. The FDIC has issued regulations to implement these provisions and has established a higher reserve ratio of 2% as a long-term goal beyond what is required by statute. The FDIC may increase the assessment rates or impose a special assessment in the future to keep the deposit insurance fund at the statutory target level. Any increase in FDIC insurance assessment would reduce our earnings.
The implementation of the new capital requirements based on Basel III may require us to hold additional capital.
New capital requirements issued by the federal banking agencies including the Federal Reserve and the OCC based on agreements reached by the international oversight body of the Basel Committee on Banking Supervision (known as Basel III capital requirements) become effective for community banks and their holding companies as of January 1, 2015. Under these new requirements, the leverage and risk-based capital requirements (including the prompt corrective action framework) are materially changing, including the definition of the regulatory capital components required to be held by community banks and their holding companies (including introducing a new capital component called common equity tier 1 capital), the type and minimum amount of capital that must be held under each capital component, the risk weightings of certain assets against which capital must be held, and the methodology for certain off-balance sheet items. In addition, the revised rules impose a new capital conservation buffer of up to 2.5% above each of the capital ratio requirements (common equity tier 1, tier 1, and total risk-based capital) which must be met for a bank and its holding company to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The impact of these new requirements may have the effect of reducing our returns on equity, or requiring us to modify our business strategy or raise additional capital.
In addition, in the current regulatory environment, the federal banking agencies have the power to impose additional capital requirements that are more stringent than those required under these revised rules. The application of more stringent capital requirements also could result in us experiencing lower returns on equity, require us to raise additional capital or be subject to regulatory action if we are unable to comply with these requirements.
We face a risk of noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The Bank Secrecy Act ("BSA"), the USA Patriot Act and other laws and regulations require financial institutions such as the Bank to, among other duties, institute and maintain an effective BSA/AML program, including implementing comprehensive know your customer programs, monitoring suspicious financial activity and filing suspicious activity and current transaction reports. These rules are enforced by the federal banking agencies as well as by the Financial Crimes Enforcement Network of the Treasury, the U.S. Department of Justice and the Internal Revenue Service. In connection with its 2011 recapitalization, the Bank entered into a deferred prosecution agreement ("DPA") to resolve a potential BSA/AML claim with the U.S. Attorney for the Western District of North Carolina and the U.S. Justice Department relating to one of the Bank's customers who was subsequently convicted of, among other things, money laundering relating to a suspected Ponzi scheme. The Bank complied with the DPA and as a result the DPA was terminated and the related case dismissed, effective September 27, 2013. While the Company has expended resources enhancing its BSA/AML program over the past three years to comply with law and the DPA, failure to continue to maintain an effective BSA and AML program and to comply with these laws, rules and regulations would again subject the Company and the Bank to liability, including regulatory fines and additional supervisory and legal actions. Such failure also would place restrictions on our ability to obtain regulatory approval to proceed with any acquisition that we may have planned. Such actions and restrictions would have a material adverse effect on our reputation and would negatively impact our business, financial condition and results of operations.
The continued implementation of the requirements of the Dodd-Frank Act may result in lower revenues and higher costs.
The Dodd-Frank Act has included, among other things, the establishment of strengthened capital and prudential standards for banks and bank holding companies; the imposition of limits on interchange fees on debit card transactions; enhanced regulation of financial markets, including derivatives and securitization markets; the elimination of certain trading activities from banks; a permanent increase of the FDIC deposit insurance to $250,000; the elimination of the prohibition on paying interest on demand deposits; the creation of a Financial Stability Oversight Council to identify emerging systemic risks and improve interagency cooperation; and the creation of the CFPB, which has promulgated new consumer protection regulations relating to consumer financial products and services, particularly in the area of mortgage lending. Certain aspects of the new law, including, without limitation, the additional cost of higher deposit insurance, higher capital requirements, and the costs of compliance with enhanced disclosure, early intervention and loss mitigation, training and reporting requirements that have been issued by the CFPB in a relatively short time frame, have had and will continue to have a significant impact on our business, and may affect our financial condition and results of operations. As additional CFPB rulemakings become effective in the coming year, particularly those that will affect our mortgage and small business loans and businesses, we expect our compliance costs to continue to be elevated, and that they may continue to affect our financial condition and results of operation.
Government regulation significantly affects our business and changes in laws and regulations and the regulatory environment could have a material adverse effect on COB and the Bank.
We are extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not shareholders. These regulations affect our lending and deposit practices, capital structure, investment and dividend policies, and growth. In addition, we are subject to changes in federal and state laws and regulations, and governmental economic and monetary policies. We cannot predict whether any of these changes may adversely and materially affect us. The current regulatory environment for financial institutions, particularly since the enactment of the Dodd-Frank Act, entails significant potential increases in compliance requirements and associated costs, including those related to consumer credit, with a focus on mortgage lending.
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
COB elected in April 2010 to defer further interest payments on each of the series of junior subordinated debt securities relating to the trust preferred securities of FNB United Statutory Trust I, FNB United Statutory Trust II, and Catawba Valley Capital Trust II. These interest payments were brought current as part of the 2011 recapitalization, but were again deferred until as of the quarterly payment due March 2015, when we brought the interest payments current. We intend to keep such interest payments current going forward, subject to regulatory approval, but continue to have the right under each indenture for the junior subordinated debt securities to defer interest payments for up to 20 consecutive calendar quarters in the event we need a measure of financial flexibility during times of financial stress. If we elect to again exercise our contractual right to defer interest payments on our junior subordinated debt securities, we would also be unable to pay dividends on our common stock until such time as we are current on interest payments on the junior subordinated debt securities. The Company currently would need to obtain prior approval from the FRBR to pay a dividend to the shareholders.
There is a limited market for our common stock.
Although our common stock is traded on the Nasdaq Capital Market, the volume of trading has historically been limited. Our average daily trading volume of our shares during 2014 was approximately 14,600 shares. Lightly traded stock can be more volatile than stock trading in a more active public market. While we have made efforts to increase trading in our stock, we cannot predict the extent to which an active public market for our common stock will develop or be sustained. Therefore, a holder of our common stock who wishes to sell his or her shares may not be able to do so immediately or at an acceptable price.
Subsequent resales of shares of our common stock in the public market may cause the market price of our common stock to fall.
We issued a large number of shares of our common stock to our investors in the 2011 recapitalization and in a private placement consummated on December 30, 2014. We are obligated to file and maintain an effective registration statement for the shares issued in the 2014 private placement by March 30, 2015. Carlyle and Oak Hill Capital also have certain registration rights with respect to the shares of our common stock held by them. The registration rights for Carlyle and Oak Hill Capital will allow them to sell their shares of our common stock without compliance with the volume and manner of sale limitations under Rule 144 promulgated under the Securities Act. The market value of our common stock could decline as a result of sales by the investors from time to time of a substantial amount of the shares of our common stock held by them.
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
Certain provisions of our articles of incorporation and bylaws may discourage takeovers.
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
Market, economic and political developments may adversely affect our industry, business and results of operations.
Our results of operations are materially impacted by conditions in the economy and in the capital markets, both of which continue to be uncertain and impacted by both world and national events, such as sluggish economic growth, higher unemployment rates and historically low interest rates. During the past six years, the financial markets have been under significant strain, resulting in financial instability, a depressed housing and manufacturing market, significant declines in asset values, employee dislocation, geopolitical issues and political uncertainly and diminished expectations for economic growth. These strains adversely affected our operations and financial results, and led to the need for our recapitalization. We have worked hard to overcome the material challenges facing our operations during the past three years, aggressively working out our criticized and classified assets, re-engaging with our communities, and returning the Bank to a satisfactory condition. While the financial market has been recovering, and conditions have improved, particularly in our urban markets, a return to a recessionary economy could result in financial stress on our borrowers that would adversely affect our financial condition and results of operations. Factors such as consumer spending, business investment, government spending and volatility and strength of the capital markets and inflation all affect the business and economic environment in which we operate and ultimately, the profitability of our business. In an economic downturn characterized by higher unemployment, and lower household income, corporate earnings, business investment and consumer spending, the demand for our products and services could be adversely affected. More generally, any financial or economic development that may raise new concern about the stability of the financial markets generally and the strength of counterparties may result in renewed lack of confidence in the financial sector, increased volatility in the financial markets and/or reduced business activity. Economic and market developments also could result in legislative and regulatory actions that could impact our business. Any of these results or actions could materially adversely affect our business, financial condition and results of operations.
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
There were no unresolved comments received from the SEC regarding COB’s periodic or current reports within the 180 days prior to December 31, 2014.

Item 2.	PROPERTIES
The principal executive and administrative offices of COB are located in an office building at 1017 E. Morehead Street, Suite 200, Charlotte, NC 28203. We also maintain administrative and loan production offices in Asheboro (2), Boone, Charlotte, Hickory, Greensboro, Raleigh, and Winston-Salem, North Carolina. The Bank’s primary operations center is located in Asheboro, North Carolina.

The Bank operates 50 branches in Archdale, Asheboro (three branches), Belmont, Boone, Burlington, Charlotte (two branches), China Grove, Cornelius, Ellerbe, Gastonia, Graham, Granite Falls, Greensboro (two branches), Hickory (five branches), Hillsborough, Hudson, Jamestown, Kannapolis, Laurinburg, Lenoir (two branches), Matthews, Millers Creek, Mooresville, Morganton, Mt. Holly, Newton (two branches), Ramseur, Randleman, Rockingham (two branches), Salisbury (two branches), Seagrove, Siler City, Southern Pines, Stanley, Statesville, Taylorsville, Trinity, West Jefferson, and Wilkesboro, North Carolina. We have announced the closing of six branches effective March 2015, including those in North Asheboro, Burlington, Taylorsville, Trinity, West Hickory and West Jefferson.

In total, 42 of our branches are owned and 8 are leased facilities, with 3 of the owned branches situated on land that is leased. Of our administrative, operational and loan production office facilities, five of the facilities are owned and six are leased.

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
Market Prices and Dividend Policies
COB’s common stock is traded on the Nasdaq Capital Market ("Nasdaq") under the symbol “COB.”
The range of sale prices for the years 2014 and 2013 is set forth in the table below and is based upon information obtained from Nasdaq. As of the close of business on February 27, 2015, there were approximately 4,400 registered shareholders according to the records maintained by our transfer agent.
We are restricted from paying dividends on stock as described in item 1, Regulation and Supervision-Dividend Restrictions of this Report.

Calendar Period	High	Low	Dividends Declared
Quarter ended March 31, 2013	$12.00	$9.69	$—
Quarter ended June 30, 2013	9.81	5.91	—
Quarter ended September 30, 2013	10.47	7.37	—
Quarter ended December 31, 2013	13.09	9.50	—
Quarter ended March 31, 2014	13.00	10.50	—
Quarter ended June 30, 2014	11.69	8.42	—
Quarter ended September 30, 2014	10.39	8.62	—
Quarter ended December 31, 2014	11.82	8.75	—
FIVE-YEAR STOCK PERFORMANCE TABLE
Performance Graph
The following graph and table compares the cumulative total shareholder return of COB common stock for the five-year period ended December 31, 2014 with the SNL Southeast Bank Index and the Russell 3000 Stock Index, assuming an investment of $100 at the beginning of the period and the reinvestment of dividends.

CommunityOne Bancorp

	Period Ending
Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
CommunityOne Bancorp	100.00	25.00	9.85	8.92	9.81	8.81
SNL Southeast Bank	100.00	97.10	56.81	94.37	127.88	144.03
Russell 3000	100.00	116.93	118.13	137.52	183.66	206.72

Item 6.	SELECTED FINANCIAL DATA
The tables below set forth selected consolidated financial data as of the dates or for the periods indicated. This data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Consolidated Financial Statements and Notes in Item 8 of this Report.

(dollars in thousands, except per share data)	As of and for the Year Ended December 31,
	2014	2013	2012	2011	2010
Income Statement Data
Net interest income	$63,766	$64,433	$61,280	$39,555	$51,650
Provision for (recovery of) loan losses	(5,371)	523	14,049	67,362	132,755
Noninterest income	17,364	20,414	21,958	21,970	27,622
Noninterest expense	78,535	84,481	110,206	125,040	75,679
Income (Loss) from continuing operations, before income taxes	7,966	(157)	(41,017)	(130,877)	(129,162)
Income tax expense (benefit) - continuing operations	(142,492)	1,326	(1,039)	641	1,259
Income (Loss) from continuing operations, net of taxes	150,458	(1,483)	(39,978)	(131,518)	(130,421)
Loss from discontinued operations, net of taxes	—	—	(27)	(5,796)	(1,406)
Net income (loss)	150,458	(1,483)	(40,005)	(137,314)	(131,827)
Preferred stock gain (loss) on retirement, net of accretion, and dividends	—	—	—	44,592	(3,294)
Net income (loss) to common shareholders	150,458	(1,483)	(40,005)	(92,722)	(135,121)
Period End Balances
Assets	$2,215,514	$1,985,032	$2,151,565	$2,409,108	$1,902,369
Loans held for sale (1)	2,796	1,836	6,974	4,529	—
Loans held for investment (2)	1,357,788	1,212,248	1,177,035	1,217,535	1,303,975
Allowance for loan losses (1)	20,345	26,785	29,314	39,360	93,687
Goodwill (1)	4,205	4,205	4,205	3,905	—
Deposits	1,794,420	1,748,705	1,906,988	2,129,111	1,696,390
Borrowings	139,350	142,165	123,705	123,910	218,315
Shareholders’ equity (deficit)	266,916	80,361	98,445	129,015	(28,837)
Average Balances
Assets	$2,005,948	$2,047,146	$2,291,541	$1,911,943	$2,036,603
Loans held for sale (1)	1,603	3,693	5,312	12,849	2,731
Loans held for investment (2)	1,268,599	1,158,984	1,240,550	1,132,125	1,494,959
Allowance for loan losses (1)	24,770	27,596	36,738	66,285	62,670
Goodwill (1)	4,205	4,205	4,130	574	—
Deposits	1,758,471	1,809,574	2,027,425	1,725,512	1,725,019
Borrowings	143,205	131,710	124,914	190,864	226,660
Shareholders’ equity (deficit)	91,151	85,576	114,684	(22,809)	68,190
Per Common Share Data
Net income (loss) per share from continuing operations - basic	$6.89	$(0.07)	$(1.87)	$(20.71)	$(1,170.47)
Net income (loss) per share from continuing operations - diluted	6.88	(0.07)	(1.87)	(20.71)	(1,170.47)
Net loss per common share from discontinued operations - basic and diluted	—	—	—	(1.38)	(12.31)
Net income (loss) per share - basic	6.89	(0.07)	(1.87)	(22.09)	(1,182.78)

Net income (loss) per share - diluted	$6.88	$(0.07)	$(1.87)	$(22.09)	$(1,182.78)
Book value (shareholders' equity)	11.04	3.68	4.54	6.11	(714.72)
Tangible book value (shareholders' equity) (3)	10.63	3.17	4.00	5.54	(751.24)
Performance Ratios
Return on average assets	7.50%	(0.07)%	(1.75)%	(4.85)%	(6.63)%
Return on average tangible assets (3)	7.54	(0.07)	(1.76)	(4.87)	(6.65)
Pre-credit and non-recurring ("PCNR") noninterest expense as a percentage of average assets (3)	3.54	3.50	3.24	3.37	2.76
Return on average equity	165.06	(1.73)	(34.88)	N/M	(198.15)
Return on average tangible shareholders’ equity (3)	186.50	(2.00)	(39.09)	N/M	(212.39)
Net interest margin (tax equivalent)	3.43	3.44	2.95	2.29	2.81
Asset Quality Ratios
Allowance for loan losses to period end loans held for investment (1) (2)	1.50%	2.21%	2.49%	3.23%	7.18%
Nonperforming loans to period end allowance for loan losses (1) (4)	124.32	131.29	271.10	269.24	352.12
Net charge-offs to average loans held for investment (2)	0.08	0.26	1.94	10.75	5.92
Nonperforming assets to period end total assets (4)	2.06	3.20	6.63	8.98	19.12
Capital and Liquidity Ratios
Average equity to average assets	4.54%	4.18%	5.00%	(1.19)%	3.35%
Total risk-based capital	14.58	12.62	12.34	13.81	(2.56)
Tier 1 risk-based capital	13.33	9.48	9.26	11.71	(2.56)
Leverage capital	9.78	5.96	5.45	6.70	(1.86)
Period end loans held for investment to period end deposits (2)	75.67	69.32	61.72	57.19	76.87

(1)	Excludes discontinued operations.

(2)	Loans held for investment, net of unearned income, before allowance for loan losses.

(3)	Refer to the “Non-GAAP Measures” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(4)	Nonperforming loans and nonperforming assets include loans past due 90 days or more that are still accruing interest.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Important Note Regarding Forward-Looking Statements

This Report contains information, including information incorporated by reference in this Report, that we believe are “forward-looking statements,” within the meaning of the safe harbor protections of the Private Securities Litigation Reform Act of 1995. These statements generally relate to COB’s financial condition, capital resources, results of operations, future plans, goals, objectives, future performance or business. They usually can be identified by the use of forward-looking terminology, such as “believes,” “expects,” or “are expected to,” “plans,” “projects,” “goals,” “estimates,” “targets,” “may,” “should,” “could,” “would,” “intends to,” “outlook” or “anticipates,” or variations of these and similar words, or by discussions of strategies that involve risks and uncertainties. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to, those described in this Report, or the documents incorporated by referenced in it, including Item 1.A “Risk Factors.” When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information actually known to us at the time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Forward-looking statements contained in this Report are based on current expectations, estimates and projections about COB’s business, management’s beliefs and assumptions made by management based on the information available to management at the time these disclosures were prepared, including but not limited to, assumptions about general market conditions, interest rate, market and other risks. These statements are not guarantees of COB’s future performance or results and involve certain risks, uncertainties and assumptions called "Future Factors," which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied in the forward-looking statements. Future Factors include, without limitation:

•	our ability to continue to grow our business internally and through acquisition and successful integration of any acquired entities while controlling our costs;

•	having the financial and management resources in the amount, at the times and on the terms required to support our future business;

•
the accuracy of our assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of real estate and other assets, which could affect repayment of such borrowers' outstanding loans;

•	material changes in the quality of our loan portfolio and the resulting credit related losses and expenses;

•	the accuracy of our assumptions relating to the establishment of our ALL;

•	adverse changes in the value of real estate in our market areas;

•	adverse changes in the housing markets, or an increase in interest rates, either of which may reduce demand for mortgages;

•	changes in interest rates, spreads on earning assets and interest-bearing liabilities, the shape of the yield curve and interest rate sensitivity;

•	a prolonged period of low interest rates;

•	declines in the value of our OREO;

•	the accuracy of our assumptions relating to our ability to use net operating loss carryforwards to reduce future tax payments;

•	the loss of one or more members of executive management and our ability to recruit and retain key lenders and other employees;

•	less favorable general economic conditions, either nationally or regionally; resulting in, among other things, a reduced demand for our credit or other services and thus reduced origination volume;

•	increased competitive pressures in the banking industry or in COB's markets affecting pricing or product and service offerings;

•	our ability to respond to rapid technological developments and changes;

•	disruptions in or manipulations of our operating systems;

•	information security risks impacting us or our vendors, including “hacking” and “identity theft,” that could adversely affect our business and our reputation;

•	the loss or disruption of the services provided by one or more of our critical vendors;

•	our ability to achieve our targeted reductions in costs and expenses;

•	the impact of laws and regulatory requirements, including the Basel III capital rules, Bank Secrecy Act requirements, and regulations required by the Dodd-Frank Act;

•	changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	changes in accounting principles and standards; and

•	our success at managing the risks involved in the foregoing.

We encourage readers of this Report to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. Forward-looking statements speak only as of the date they are made and we do not intend to update any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

Executive Overview

Background
We are a bank holding company headquartered in Charlotte, North Carolina and incorporated in 1984 under the laws of the State of North Carolina. Through our ownership of CommunityOne Bank, N.A., (the "Bank"), a national banking association founded in 1907 and headquartered in Asheboro, North Carolina, we offer a complete line of consumer, mortgage and business banking services, including loan, deposit, treasury management, online and mobile banking services, as well as wealth management and trust services, to individual and small and middle market businesses through financial centers located throughout central, southern and western North Carolina.
Our strategy is to grow the Company organically by focusing on meeting the financial needs of customers in our market area by providing a suite of quality financial products and services through local and experienced bankers and lenders located in branches and loan production offices in our customers’ local market. We also offer the convenience of online and mobile banking capabilities. In addition to organic growth, our strategy is to grow through merger and acquisition activity in our markets, should attractive opportunities present themselves. We define our market as communities located in North Carolina, as well as adjoining markets in South Carolina and Virginia.
We earn revenue primarily from interest on loans and securities investments, gains on the sale of mortgage loans, and fees charged for financial services provided to our customers. Offsetting these revenues are the cost of deposits and other funding sources, credit costs through provision for loan losses and write-downs in the value of our OREO, and other operating costs such as salaries and employee benefits, occupancy, data processing expenses and income tax expense.
2014 Goals and Results
Our four core goals for 2014 were to (1) grow loans; (2) grow core deposits; (3) invest in new businesses while maintaining our focus on expenses; and (4) resolve our remaining credit issues. As a result of excellent execution across our Company, we were able to achieve each of these goals.
Loan growth was very strong in 2014, and we grew the loan portfolio by $145.5 million, or 12%. The key strategies that drove this success in 2014 were the continued market receptiveness to our relationship banking and credit decisioning model, the addition of experienced bankers in the commercial and mortgage areas in Charlotte and Greensboro, and the opening of new loan production offices in Raleigh and Winston-Salem. Excluding our declining purchased residential mortgage loan pool portfolio, organic loan growth was even stronger at 15% for the year. All of our lines of business grew loans, and all categories of loans grew as well. Commercial and agricultural loans, consisting primarily of Commercial and Industrial ("C&I") loans, grew $41.2 million during 2014, or 57%, and commercial loans overall grew $86.8 million, or 16%. This strong loan growth resulted in a December 31, 2014 loans to deposits ratio of 76%, which was ahead of our plan of 75%.
We also had good success in growing deposits in 2014, especially in the second half of the year, and total deposits increased 3% or $45.7 million from the prior year. Importantly, our most valuable low cost core deposits, which exclude all time deposits, grew $39.7 million, or 3%, during the year. In the fourth quarter, we implemented several deposit campaigns for both time deposits and money market accounts. These campaign efforts were successful and we expect to continue them in 2015. The combination of new relationship acquisition and the success of our new treasury management products were the key driver in the growth of noninterest bearing deposits during the year, which increased $33.3 million, or 11%.
We also continued to make key investments in personnel and infrastructure, even as we reduced our noninterest expense by $5.9 million or 7%. As just noted, we increased our origination capabilities by opening loan production offices in Raleigh and Winston-Salem and expanded our existing lending capabilities in Charlotte and Greensboro. We established a non-branch based retail residential mortgage channel in 2014 that will focus on the Charlotte, Raleigh and Winston-Salem metro markets. At the end of 2014, we enhanced our Small Business Administration (“SBA”) lending capabilities through the hiring of two experienced lenders in Charlotte. We expanded and enhanced our treasury management products, helping to drive the 11% growth in noninterest bearing deposits. We also continued to expand our online and mobile banking capabilities for both individual and businesses, including mobile deposits and an enhanced remote deposit capture product.

Finally, the quality of our loan portfolio continued to improve significantly during 2014. Non-performing assets fell 28%, as did OREO, and our classified assets ratio ended the year at 40%, exceeding our goal of 45%.
With the sustained profitability that the Company has experienced in the last six quarters, we evaluated the likelihood that the Company will be able to realize its deferred tax assets through generation of future taxable income and concluded that it is now more likely than not that we will be able to realize an additional $142.5 million of the Company’s deferred tax assets. As a result, we reversed $142.5 million of the valuation allowance on deferred tax assets as a credit to income tax expense in the income statement.
Goals for 2015
Looking forward to 2015, our five key objectives for our company remain consistent with 2014, and incorporate new opportunities: (1) grow earning assets; (2) grow core deposits; (3) monetize expense initiatives while continuing to invest in accelerating growth and profitability; (4) drive enhanced fee income growth; and (5) explore M&A opportunities that make sense strategically and financially.
With respect to the first goal of growing earning assets, we have several initiatives underway to achieve 10-12% loan growth throughout our commercial, consumer and mortgage units, with a target to increase our loans to deposits ratio from 76% at December 31, 2014 to 85% by December 31, 2015. We will also evaluate new loan production offices in attractive markets around our footprint as we identify teams that fit our model and our culture in those markets. During 2015 we also expect to maintain our investment portfolio near year-end levels, resulting in earning asset growth that tracks more closely to loan growth than in 2014.
We will continue to emphasize growing our core deposits in 2015, focusing on expanding our relationships with existing customers as well as attracting new customers. We expect that our investments in enhanced treasury management products and services to continue to attract and retain commercial deposit customers, supported by managers experienced in designing and selling cash management services. As we did in 2014, we will continue to invest in expanding our online and mobile banking services so that our small business and consumer customers may have more convenient ways to transact business with us. Finally, we expect to continue deposit campaigns for both CDs and money market accounts.
While we will continue to make investments in needed infrastructure and in growth, we intend to realize additional expense reductions in 2015 to achieve a pre-credit and non-recurring ("PCNR") noninterest expense, a non-GAAP measure that excludes OREO, loan collection, severance and other non-recurring expenses, to average assets ratio of 3.1% during 2015. We expect to achieve that goal by targeting a 3% reduction in PCNR noninterest expenses. To that end, we have announced the closing of six branches which will be completed by March 15, 2015. We also expect to monetize in 2015 work completed in 2014 with several of our large vendors to reduce operating expenses.
To grow fee income by 10-12% in 2015, we will continue to make investments in our non-branch retail origination channel focused in metro markets like Charlotte, Raleigh and Winston-Salem. At the end of 2014 we enhanced our SBA lending capabilities through the hiring of two experienced lenders in Charlotte, and we expect to expand this business during 2015.
Finally, we also will be looking for opportunities to participate in merger and acquisition activity, should strategically and financially attractive opportunities present themselves. Geographically, we will be concentrating our efforts in our markets of North Carolina, South Carolina and Virginia.

Results of Operations
Our net income after tax from continuing operations for 2014 was $150.5 million, a significant improvement over 2013's loss of $1.5 million. The fourth quarter of 2014 was our sixth consecutive quarter of profitability. As a result of that continued profitability, improvements in the asset quality of the loan portfolio and future earnings forecasts, we determined that it is now more likely than not that we will be able to realize an additional $142.5 million of the Company’s deferred tax assets. As a result, we reversed $142.5 million of the valuation allowance on deferred tax assets as a credit to income tax expense in the income statement during the fourth quarter.
Net income before income taxes was $8.0 million in 2014, an $8.1 million improvement in net income before income taxes from the prior year, primarily as a result of a $5.9 million reduction in provision for loan losses and a $5.9 million reduction in noninterest expenses, partially offset by a $3.1 million decrease in noninterest income. Diluted income per share was $6.88 in 2014 compared to a loss of $0.07 in 2013.
During 2014, net interest income decreased 1% to $63.8 million, from $64.4 million in 2013. Net interest margin was stable in 2014, down 1 basis point to 3.43% in 2014 from 3.44% in 2013, as the continued low interest rate environment drove lower loan yields. This decrease was almost entirely offset by improvements in the earning asset mix as we deployed funds from low-interest rate bank balances and securities into higher yielding loans, whose average balances grew 9% during 2014. Our average investment securities balances decreased by 8% in 2014, while our yield on those securities rose from 2.44% in 2013 to 2.64% in 2014 through targeted securities sales and purchases. Noninterest income, excluding securities gains, declined $1.2 million, or 7%, in 2014, from $17.6 million in 2012 to $16.4 million in 2013. A decline in mortgage loan sales income driven by lower origination volumes, as well as a small decrease in service charge income, offset growth in trust and investment services income and cardholder and merchant services income.
PCNR earnings, a non-GAAP measure that excludes taxes, credit related costs and nonrecurring income and expense, decreased $1.3 million in 2014 to $9.1 million, as compared to $10.4 million in 2013 and $4.9 million in 2012. The primary driver of the decrease in 2014 was the $1.2 million decrease in noninterest income excluding securities gains described above.
Return on average assets improved to 7.50% in 2014, compared to (0.07)% in 2013 and (1.75)% in 2012. Return on average shareholders' equity was 165.06% in 2014, compared to (1.73)% in 2013, and (34.88)% in 2012. In 2014, return on average tangible assets (calculated by deducting average goodwill and core deposit premiums from average assets) amounted to 7.54%, improved from (0.07)% and (1.76)% in 2013 and 2012, respectively. Return on average tangible equity (calculated by deducting average goodwill and core deposit premiums from average equity) was 186.50%, improved from (2.00)% in 2013 and (39.09)% in 2012. Return ratios were significantly improved in 2014 by the reversal of $142.5 million of deferred tax valuation allowance.
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

Table 1
Average Balance Sheet and Net Interest/Dividend Income Analysis
Fully Taxable Equivalent Basis

	Year Ended December 31,
	2014			2013			2012
(dollars in thousands)	Average Balance (3)	Income / Expense	Average Yield / Rate	Average Balance (3)	Income / Expense	Average Yield / Rate	Average Balance (3)	Income / Expense	Average Yield / Rate
Interest earning assets:
Loans (1)(2)	$1,270,202	$59,268	4.67%	$1,162,677	$60,339	5.19%	$1,245,862	$66,178	5.31%
Investment securities	533,272	14,068	2.64	581,271	14,180	2.44	469,822	10,778	2.29
Other earning assets	58,978	605	1.03	136,944	665	0.49	369,297	1,223	0.33
Total earning assets	1,862,452	73,941	3.97	1,880,892	75,184	4.00	2,084,981	78,179	3.75
Non-earning assets:
Cash and due from banks	26,918			29,760			32,463
Core deposit premiums and other intangibles	10,476			11,412			11,745
Other assets, net	106,102			125,082			162,241
Assets of discontinued operations	—			—			111
Total assets	$2,005,948			$2,047,146			$2,291,541
Interest-bearing liabilities:
Interest-bearing demand deposits	$340,525	$1,011	0.30%	$346,771	$1,058	0.31%	$349,288	$1,404	0.40%
Savings deposits	84,921	87	0.10	79,651	81	0.10	72,594	108	0.15
Money market deposits	436,126	1,106	0.25	448,382	1,026	0.23	443,035	1,766	0.40
Time deposits	581,498	4,704	0.81	650,392	5,906	0.91	908,625	10,796	1.19
Total interest-bearing deposits	1,443,070	6,908	0.48	1,525,196	8,071	0.53	1,773,542	14,074	0.79
Retail repurchase agreements	7,713	16	0.21	9,852	21	0.21	9,861	29	0.29
Federal Home Loan Bank advances	73,493	2,020	2.75	62,499	1,376	2.20	58,351	1,448	2.48
Long-term debt	5,297	76	1.43	2,657	31	1.18	—	—	—
Other borrowed funds	56,702	1,070	1.89	56,702	1,060	1.87	56,702	1,157	2.04
Total interest-bearing liabilities	1,586,275	10,090	0.64	1,656,906	10,559	0.64	1,898,456	16,708	0.88
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	315,401			284,378			253,883
Other liabilities	13,121			20,286			23,908
Shareholders’ equity	91,151			85,576			114,684
Liabilities of discontinued operations	—			—			610
Total liabilities and equity	$2,005,948			$2,047,146			$2,291,541
Net interest income and net yield on earning assets (4)		$63,851	3.43%		$64,625	3.44%		$61,471	2.95%
Interest rate spread (5)			3.33%			3.36%			2.87%

(1)	The fully tax equivalent basis is computed using a federal tax rate of 35%.

(2)	Average loan balances include nonaccruing loans and loans held for sale.

(3)	Average balances include market adjustments to fair value for securities available-for-sale and loans held for sale.

(4)	Net yield on earning assets is computed by dividing net interest income by average earning assets.

(5)	Earning asset yield minus interest-bearing liabilities rate.
Net interest income (on a non tax equivalent basis) was $63.8 million in 2014, compared to $64.4 million in 2013. This decrease of $0.6 million, or 1%, resulted primarily from a decrease in the net interest margin to 3.43% in 2014 from 3.44% in 2013, as well as a 1% decrease in average earning assets during the same period. The positive effects of the deployment of funds from securities and low-yielding cash equivalents into higher yielding loans, whose average balances rose by $107.5 million, or 9%, during 2014, were mostly offset by the impact of the continued low interest rate environment on average loan yields, which declined by 0.52% during the year.
In 2013, the increase in net interest income of $3.1 million, or 5% from 2012, resulted primarily from an increase in net interest margin of 49 basis points to 3.44% from 2.95%, driven by the deployment of low yielding cash into higher yielding securities, partially offset by a 10% decrease in average earning assets during the same period.
On a taxable equivalent basis, the changes in net interest income were a $0.8 million decrease in 2014 and an increase of $3.2 million for 2013, reflecting changes in the levels of and relative mix of taxable and non-taxable earning assets in each year.
In 2014, the net interest spread decreased by 3 basis points from 3.36% in 2013, to 3.33% in 2014, reflecting a decrease in the total yield on earning assets. The total yield on earning assets decreased by 3 basis points, from 4.00% in 2013 to 3.97% in 2014, while the average rate paid on interest-bearing liabilities, or cost of funds, was unchanged at 0.64% in both years. In 2013, the 49 basis point increase in net interest spread resulted from a 25 basis point increase in the total yield on earning assets, primarily related to asset mix, and a 24 basis point decrease in the cost of funds, primarily the cost of deposits.
Changes in the net interest margin and net interest spread tend to correlate with movements in interest rates. There are variations, however, in the degree and timing of rate changes for the different types of earning assets and interest-bearing liabilities.
Table 2 analyzes net interest income on a taxable equivalent basis, as measured by rate and volume variances. The table reflects the extent to which changes in the interest income and interest expense are attributable to changes in average volume (changes in average volume multiplied by prior year rate) and changes in rate (changes in rate multiplied by prior year average volume).
Table 2
Rate and Volume Variance Analysis

(dollars in thousands)	2014 vs 2013			2013 vs 2012
	Volume Variance	Rate Variance	Total Variance	Volume Variance	Rate Variance	Total Variance
Interest income:
Loans	$12,843	$(13,914)	$(1,071)	$(4,362)	$(1,477)	$(5,839)
Investment securities	(15,193)	15,081	(112)	2,666	736	3,402
Other earning assets	64	(124)	(60)	(2,443)	1,885	(558)
Total interest income	(2,286)	1,043	(1,243)	(4,139)	1,144	(2,995)
Interest expense:
Interest-bearing demand deposits	(17)	(30)	(47)	(11)	(335)	(346)
Savings deposits	6	—	6	11	(38)	(27)
Money market deposits	(37)	117	80	22	(762)	(740)
Time deposits	(590)	(612)	(1,202)	(2,675)	(2,215)	(4,890)
Retail repurchase agreements	(5)	—	(5)	—	(8)	(8)
Federal Home Loan Bank advances	267	377	644	124	(196)	(72)
Long-term debt	37	8	45	31	—	31
Other borrowed funds	—	10	10	—	(97)	(97)
Total interest expense	(339)	(130)	(469)	(2,498)	(3,651)	(6,149)
Increase (decrease) in net interest income	$(1,947)	$1,173	$(774)	$(1,641)	$4,795	$3,154
Provision for Loan Losses
The provision for (recovery of) loan losses is the charge against (addition to) earnings added to (subtracted from) the ALL each year to provide a level of allowance considered appropriate to absorb probable losses inherent in the loan portfolio. The amount of each year’s charge (addition) is affected by several considerations, including management’s evaluation of various risk factors in determining the adequacy of the allowance (see “Asset Quality” below), loan composition, actual loan loss experience and loan portfolio growth.
The provision for loan losses has declined substantially over the past three years primarily as a result of improved loss experience and reductions in the amount of nonperforming loans. The recovery of loan losses was $5.4 million in 2014, compared to a provision for loan losses of $0.5 million in 2013 and $14.0 million in 2012. These changes in the level of the provision for loan losses are discussed and analyzed in detail as part of the discussions in the “Asset Quality” section.

Noninterest Income
Noninterest income was $17.4 million in 2014, a decline of $3.0 million from 2013. The decrease was primarily caused by a decline in securities gains of $1.8 million, from $2.8 million in 2013 to $1.0 million in 2014. PCNR noninterest income, a non-GAAP measure that excludes nonrecurring items like securities gains and losses, fell $1.3 million in 2014. Loan sales income from the sale of mortgage loans to Fannie Mae was lower by $1.4 million in 2014 compared to 2013 as demand for mortgage refinancing decreased. Service charges on deposit accounts decreased $0.4 million in 2014, primarily as a result the reduced customer NSF overdraft activity in 2014.
Noninterest income was $20.4 million in 2013, a decline of $1.6 million from 2012. The decrease was primarily caused by a decline in securities gains of $1.3 million, from $4.1 million in 2012 to $2.8 million in 2013. PCNR noninterest income fell $0.2 million in 2013. Loan sales income from the sale of mortgage loans to Fannie Mae was higher by $0.3 million in 2013 compared to 2012 as we sold loans to Fannie Mae for the full year in 2013 versus a partial year in 2012. Service charges on deposit accounts decreased $0.4 million in 2013, primarily as a result of a one-time 60 day fee waiver given to customers at the Bank as part of the product conversion completed in February of 2013, and the impact of changes to NSF policies and overdraft protection products beginning in the second half of 2012.
Table 3
Noninterest Income

(dollars in thousands)	Year ended December 31,
	2014	2013	2012
Service charges on deposit accounts	$6,351	$6,714	$7,080
Mortgage loan income	881	2,319	2,065
Cardholder and merchant services income	4,803	4,531	4,579
Trust and investment services	1,495	1,305	1,036
Bank-owned life insurance	1,153	1,073	1,195
Other service charges, commissions and fees	1,340	1,315	1,128
Securities gains, net	974	2,772	4,121
Other income	367	385	754
Total noninterest income	17,364	20,414	21,958
Less:
Securities gains, net	974	2,772	4,121
PCNR noninterest income (Non-GAAP)	$16,390	$17,642	$17,837
Noninterest Expense
Noninterest expense was $78.5 million in 2014, and declined $5.9 million, or 7%, from 2013, primarily on a $5.1 million reduction in OREO and loan collection costs. These declines were partially offset by $2.1 million of expenses related to the severance costs for the Company's former Chief Executive Officer and $0.4 million related to the sale by the Treasury of its common stock investment in the Company. Noninterest expense in 2013 also included $3.5 million in expenses related to the Bank Merger.
As a result of the level of legacy problem assets, actions taken to dispose of those assets and actions taken to restructure the balance sheet, there have been a significant number of PCNR items within our noninterest expense in the last three years. PCNR noninterest expense, which excludes other real estate expense, loan collection expense, merger-related expense, and other non-recurring expenses, fell by 1%, or $0.7 million, to $71.0 million in 2014, compared to $71.7 million in 2013. The decrease was primarily the result of a $0.6 million decline in occupancy, furniture, equipment and data processing expenses related to four branch closures in the first quarter of 2014, and a $0.6 million decline in professional expenses. PCNR noninterest expense as a percent of average assets was 3.54% in 2014.
Noninterest expense declined $25.7 million, or 23%, from 2012 to 2013. The decline was primarily the result of a $23.7 million decrease in OREO expenses on lower OREO balances and improvement in local real estate markets, as well as a $2.2 million decrease in professional fees, as a result of legal and vendor expenses reduced after the completion of the Merger. PCNR noninterest expense decreased $2.5 million in 2013 to $71.7 million, from $74.2 million in 2012, primarily as a result of the decrease in professional fees described above. PCNR noninterest expense to average assets was 3.50% in 2013 and 3.24% in 2012.

Table 4
Noninterest Expense

(dollars in thousands)	Year ended December 31,
	2014	2013	2012
Personnel expense	$43,682	$40,661	$40,051
Net occupancy expense	6,112	6,391	6,461
Furniture, equipment and data processing expense	8,336	8,638	8,721
Professional fees	2,470	3,100	5,266
Stationery, printing and supplies	646	644	637
Advertising and marketing	716	1,135	957
Credit/debit card expense	2,287	2,143	1,717
Core deposit intangible amortization	1,408	1,407	1,407
FDIC insurance	2,068	2,643	3,499
Other real estate owned expense	1,758	4,138	27,883
Loan collection expense	1,576	4,333	3,274
Merger-related expense	—	3,498	3,241
Other expense	7,476	5,750	7,092
Total noninterest expense	78,535	84,481	110,206
Less:
Other real estate owned expense	1,758	4,138	27,883
Loan collection expense	1,576	4,333	3,274
Merger-related expense	—	3,498	3,241
Mortgage and litigation accruals	(68)	(487)	1,100
Executive severance	2,060	—	—
US Treasury sale expenses	409	—	—
Rebranding	—	616	397
Branch closure and restructuring expenses	1,756	675	96
PCNR noninterest expense (Non-GAAP)	$71,044	$71,708	$74,215
Provision for Income Taxes
COB had an income tax benefit totaling $142.5 million for the year ended 2014 compared to an income tax expense of $1.3 million for the same period in 2013. The change resulted primarily from the reversal of $142.5 of valuation allowance on the Company’s deferred tax assets as a result of consistent profitability since the third quarter of 2013, improvements in the asset quality of the loan portfolio and future earnings forecasts. COB’s income tax benefit as a percentage of income before income taxes was 1789% for the year ended December 31, 2014, compared to an income tax expense of 844% for the same period ended 2013.
Excluding discontinued operations, COB had an income tax expense totaling $1.3 million for 2013 compared to an income tax benefit of $1.0 million for 2012. The change resulted primarily from the reduction of deferred tax liabilities during the year, offset by an increase in the deferred tax assets arising from declines in the market value of available-for-sale securities for which no valuation allowance was required. Because we maintained a valuation allowance for net deferred tax assets equal to the gross deferred tax asset (less deferred tax assets for which no valuation allowance is required, net of any deferred tax liabilities), increases in our net deferred tax assets resulted in an increase to the required valuation reserve and a corresponding increase in income tax expense. COB’s income tax expense as a percentage of loss before income taxes was 844% for the year ended December 31, 2013, compared to an income tax benefit of 2.5% for the same period ended 2012.

Management regularly evaluates the likelihood that the Company will be able to realize its deferred tax assets and the continuing need for a valuation allowance. In 2013 and prior years management determined that sufficient evidence was not available to conclude that it was more likely than not that all of its deferred tax assets could be realized, requiring a valuation allowance for certain of its deferred tax assets. At December 31, 2014 management determined, based on all available positive and negative evidence, that it is more likely than not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal net operating loss carryforward and all but a small portion of the North Carolina net economic loss carryforward. As a result of this determination, $142.5 million of valuation allowance against the Company's deferred tax assets was reversed. A number of factors played a critical role in this determination, including:

•	improvements in the asset quality of the loan portfolio and diminishment of credit-related losses that were the source of the Company's losses;

•	implementation of strong internal controls making it unlikely that the large volume of troubled loans leading to the Company’s losses between 2008 and 2012 will reoccur;

•	the increased remoteness and diminished relevance of such losses;

•	continued improvement of the Company’s financial metrics and six consecutive quarters of earnings;

•	a credible forecast of future taxable income based on management’s demonstrated forecasting accuracy;

•	various cost-reduction initiatives that will have a continuing positive effect on earnings in future periods;

•	availability of tax planning strategies, and

•	long-dated carryforward periods.

Management will continue to regularly evaluate the likelihood that the Company will be able to realize its deferred tax assets and the need for a valuation allowance of its deferred tax assets.
Liquidity

Liquidity for COB refers to its continuing ability to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds to COB for payment of dividends, debt service and other operational requirements. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks, (b) the outstanding balance of federal funds sold, (c) the market value of unpledged investment securities and (d) availability under lines of credit. At December 31, 2014, the total amount of these four items was $459.2 million, or 21% of total assets, a decrease of $65.9 million from $525.1 million, or 26% of total assets, at December 31, 2013.  COB could also access $202.5 million of additional borrowings as of December 31, 2014 under credit lines by pledging additional collateral.

Consistent with the general approach to liquidity, loans and other assets of COB are funded primarily by local core deposits. A stable deposit base, supplemented by FHLB advances and a modest amount of brokered time deposits, has been sufficient to meet the Bank's loan demands. During 2014, liquidity was used to grow the loan portfolio by $145.5 million. We were able to grow our loans to deposits ratio from 69% at year-end 2013 to 76% at year-end 2014.
Contractual Obligations
Under existing contractual obligations, we will be required to make payments in future periods. Table 5 presents aggregated information about the payments due under such contractual obligations at December 31, 2014. Benefit plan payments cover estimated amounts due through 2024.
Table 5
Contractual Obligations

(dollars in thousands)	Payments Due by Period at December 31, 2014
	Less than one year	One to less than three years	Three to less than five years	Five years or longer	Total
Deposits	$1,521,946	$198,333	$73,886	$255	$1,794,420
Retail repurchase agreements	9,076	—	—	—	9,076
Federal Home Loan Bank advances	3,000	10,000	5,234	50,000	68,234
Long-term notes payable	—	5,338	—	—	5,338
Trust preferred securities	—	—	—	56,702	56,702
Lease obligations	2,028	3,344	2,485	9,658	17,515
Estimated benefit plan payments:
Pension	870	1,880	1,850	4,660	9,260
Other	60	130	130	350	670
Total contractual cash obligations	$1,536,980	$219,025	$83,585	$121,625	$1,961,215

Commitments, Contingencies and Off-Balance Sheet Risk
In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at December 31, 2014 are discussed below.
Commitments by the Bank to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2014, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $286.3 million. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements. COB evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.
The Bank issues standby letters of credit whereby each guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to standby letters of credit was $2.7 million at December 31, 2014 and $0.7 million at December 31, 2013.
The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The fair value of these commitments was not considered material.
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
Table 6 presents information about the periods in which the interest-sensitive assets and liabilities at December 31, 2014 will mature, prepay, or be subject to repricing in accordance with market rates, and the resulting interest-sensitivity gaps. This table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of what the sensitivity will be on other dates.

Table 6
Interest Rate Sensitivity Analysis

	December 31, 2014
(dollars in thousands)	Rate Maturity
	1-90 Days	91-180 Days	181-365 Days	Beyond One Year	Total
Earning Assets
Investment securities	$33,711	$15,321	$21,646	$421,823	$492,501
Loans held for investment	403,013	43,916	90,047	820,812	1,357,788
Loans held for sale	2,796	—	—	—	2,796
Interest-bearing bank balances	66,680	—	—	—	66,680
Other earning assets	4,855	4,713	—	—	9,568
Total interest-earning assets	511,055	63,950	111,693	1,242,635	1,929,333
Interest-Bearing Liabilities
Interest-bearing deposits:
Demand deposits	358,162	—	—	—	358,162
Savings deposits	86,686	—	—	—	86,686
Money market deposits	437,484	—	—	—	437,484
Time deposits of $250,000 or more	2,991	7,987	23,912	15,077	49,967
Other time deposits	89,933	64,593	126,423	257,396	538,345
Retail repurchase agreements	9,076	—	—	—	9,076
Federal Home Loan Bank advances	10,014	14	3,029	55,177	68,234
Long-term notes payable	—	—	—	5,338	5,338
Trust preferred securities	56,702	—	—	—	56,702
Total interest-bearing liabilities	1,051,048	72,594	153,364	332,988	1,609,994
Interest sensitivity gap	$(539,993)	$(8,644)	$(41,671)	$909,647	$319,339
Cumulative gap	$(539,993)	$(548,637)	$(590,308)	$319,339	$319,339
Ratio of interest-sensitive assets to interest-sensitive liabilities	49%	88%	73%	373%	120%
COB’s balance sheet was asset-sensitive at December 31, 2014. An asset sensitive position means that in a declining rate environment, COB’s assets will reprice down faster than liabilities, resulting in a reduction in net interest income. Conversely, when interest rates rise, COB’s earnings position should improve. Included in interest-bearing liabilities subject to rate changes within 90 days are COB’s interest-bearing demand, savings and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market interest rate indicators.
Market Risk
Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of current and future period net interest income, which is the favorable spread earned from the excess of interest income on interest-earning assets, over interest expense on interest-bearing liabilities.
Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. The structure of COB’s loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net interest income while improving net market values. Conversely, an increase in interest rates may improve net interest income while adversely impacting net market values. We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of our asset/liability management function, which is discussed in “Asset/Liability Management and Interest Rate Sensitivity” above. The use of interest rate swaps in conjunction with asset/liability management objectives used during 2014 is discussed in Note 19 to the accompanying consolidated financial statements.

Table 7 presents information about the contractual maturities, average interest rates and estimated values at current rates of financial instruments considered market risk sensitive at December 31, 2014.
Table 7
Market Risk Analysis of Financial Instruments

(dollars in thousands)	Contractual Maturities at December 31, 2014
	2015	2016	2017	2018	2019	Beyond Five Years	Total	Average Interest Rate (1)	Estimated Value at Current Rates
Financial Assets
Debt and equity securities (2):
Fixed rate	$8,399	$2,028	$—	$—	$—	$471,627	$482,054	2.55%	$474,810
Variable rate	—	—	—	—	—	15,332	15,332	2.93%	16,105
Loans (3):
Fixed rate	60,877	36,684	71,068	94,289	96,139	523,154	882,211	4.92%	860,316
Variable rate	65,229	35,314	36,644	31,698	65,052	241,641	475,578	3.80%	468,578
Held for sale	2,796	—	—	—	—	—	2,796	3.90%	2,796
Interest-bearing bank balances	66,680	—	—	—	—	—	66,680	0.26%	66,680
Other earning assets	9,568	—	—	—	—	—	9,568	4.92%	9,568
Total	$213,549	$74,026	$107,712	$125,987	$161,191	$1,251,754	$1,934,219	3.88%	$1,898,853
Financial Liabilities
Interest-bearing demand deposits	$358,162	$—	$—	$—	$—	$—	$358,162	0.30%	$358,162
Savings deposits	86,686	—	—	—	—	—	86,686	0.10%	86,686
Money market deposits	437,484	—	—	—	—	—	437,484	0.25%	437,484
Time deposits:
Fixed rate	315,715	132,147	66,186	30,122	43,765	255	588,190	0.78%	586,975
Variable rate	123	—	—	—	—	—	123	0.78%	123
Retail repurchase agreements	9,076	—	—	—	—	—	9,076	0.21%	9,076
Federal Home Loan Bank advances:
Fixed rate	3,000	5,000	5,000	5,234	—	40,000	58,234	2.94%	60,337
Variable rate	—	—	—	—	—	10,000	10,000	1.60%	10,599
Long-term notes payable	—	—	5,338	—	—	—	5,338	1.43%	5,338
Trust preferred securities	—	—	—	—	—	56,702	56,702	1.86%	32,341
Total	$1,210,246	$137,147	$76,524	$35,356	$43,765	$106,957	$1,609,995	0.61%	$1,587,121

(1)	The average interest rate related to debt securities is stated on a fully taxable equivalent basis, assuming a 35% federal income tax rate.

(2)	Contractual maturities of debt and equity securities are based on amortized cost.

(3)	Nonaccrual loans are included in the balance of loans. The allowance for loan losses is excluded.
For a further discussion on market risk and how COB addresses this risk, see Item 7A of this Report.
Capital Adequacy
Under regulations established by the Federal Reserve Board and each federal banking agency, capital adequacy is currently measured for regulatory purposes by certain risk-based capital ratios, supplemented by a leverage capital ratio. The regulations in effect through December 31, 2014 defined an institution’s total qualifying capital as having two components: Tier 1 capital, which must be at least 50% of total qualifying capital and is mainly comprised of common equity, retained earnings and qualifying preferred stock, less certain intangibles and deferred tax assets; and Tier 2 capital, which may include the ALL up to a maximum of 1.25% of risk weighted assets, qualifying subordinated debt, qualifying preferred stock and hybrid capital instruments.
The requirements also defined the weights assigned to assets and off-balance sheet items to determine the risk weighted asset components of the risk-based capital rules. Total capital, for risk-based purposes, consists of the sum of Tier 1 and Tier 2 capital. The federal banking agencies also generally require a leverage capital ratio of at least 4% (except for those institutions with the highest regulatory ratings and not experiencing significant growth or expansion). The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date.

At December 31, 2014, COB and the Bank had total risk-based capital ratios of 14.58% and 14.88%, respectively, and Tier 1 risk-based capital ratios of 13.33%, and 13.63%, respectively. COB and the Bank had leverage capital ratios of 9.78% and 9.94% at December 31, 2013, respectively.
Table 8
Regulatory Capital

(dollars in thousands)	At December 31,
	2014		2013		2012
Total risk-based capital
Consolidated	$203,150	14.58%	$159,146	12.6%	$158,993	12.3%
CommunityOne Bank, N.A.	206,474	14.88	166,152	13.2	103,976	11.4
Bank of Granite	N/A	N/A	N/A	N/A	60,896	16.3
Tier 1 risk-based capital
Consolidated	185,690	13.33	119,499	9.5	119,242	9.3
CommunityOne Bank, N.A.	189,081	13.63	150,274	11.9	92,418	10.1
Bank of Granite	N/A	N/A	N/A	N/A	56,209	15.0
Leverage capital
Consolidated	185,690	9.78	119,499	6.0	119,242	5.5
CommunityOne Bank, N.A.	189,081	9.94	150,274	7.5	92,418	6.2
Bank of Granite	N/A	N/A	N/A	N/A	56,209	8.1
The prompt corrective action provisions of federal law also apply to the Bank, which requires the federal bank agencies to take prompt action to resolve problems of insured depository institutions such as the Bank, as their capital levels decrease. See Supervision and Regulation - Safety and Soundness Considerations.
On February 13, 2009, COB entered into a Purchase Agreement with the Treasury as a participant in the U.S. Treasury Capital Purchase Program (“CPP”). As part of COB’s participation under the CPP, COB issued to the U.S. Treasury 51,500 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Preferred Shares”) having a liquidation value per share of $1,000, for a total price of $51.5 million. The Preferred Stock paid cumulative dividends at the rate of 5% per year for the first five years and thereafter at a rate of 9% per year. As part of its purchase of the Preferred Stock, the Treasury received a warrant to purchase 2,207,143 shares of COB’s common stock at an initial per share exercise price of $3.50. On October 21, 2011, as part of the recapitalization of COB, the Treasury exchanged the Preferred Shares and all accrued and unpaid dividends thereon, for an aggregate of 1,085,554 shares of our common stock, and amended the warrant to purchase 22,072 shares of our common stock at an exercise price of $16.00 per share. The Treasury sold the 1,085,554 shares of our common stock held by it on May 23, 2014, but retains the purchase warrant.
The proceeds from the original offering of the Series A Preferred Stock and related warrant were allocated between the Series A Preferred Stock and Warrant based on their relative fair values. The warrant was assigned a fair value of $1.76 per share, or $3.9 million in the aggregate. As a result, $3.9 million was recorded as the discount on the preferred stock obtained and was scheduled to be accreted as a reduction in net income available for common shareholders over the following five years at approximately $0.1 million to $0.9 million per year. For purposes of those calculations, the fair value of the shares subject to the Warrant was estimated using the Black-Scholes option pricing model.
As part of the 2011 recapitalization of COB, we raised $310 million in cash capital in a private placement, at a price of $16.00 per share, with investments from (1) affiliates of each of Carlyle, and Oak Hill Capital pursuant to investment agreement with each Anchor Investor, and (2) the Investors, including certain of our directors and officers, pursuant to subscription agreements with each Investor. At the same time, COB acquired Bank of Granite Corporation and its subsidiary bank, Bank of Granite, through the merger of a wholly owned subsidiary of ours into Granite Corp. (the “Merger”). Bank of Granite was merged into the Bank and Bank of Granite Corporation was dissolved on June 8, 2013. As consideration for the Merger, each outstanding share of Granite Corp. common stock, par value $1.00 per share, other than shares held by COB, Granite Corp. or any of their respective wholly owned subsidiaries and other than shares owned in a fiduciary capacity or as a result of debts previously contracted, was converted, on a pre-reverse stock split basis, into the right to receive 3.375 shares of COB's common stock. Pursuant to the Merger Agreement, we agreed to issue 1 warrant for every 4 shares owned by Granite shareholders on October 20, 2011 at a price of $16 per share (adjusted for the impact of the Reverse Stock Split). As a result of the Merger and as a result of the Reverse Stock Split, we issued approximately 521,595 shares of COB common stock to Granite Corp. stockholders in the aggregate. Bank of Granite was merged into CommunityOne Bank, N.A. on June 7, 2013.

On December 30, 2014, we raised $25.0 million of additional capital, net of costs, through the issuance of 2,367,425 shares of common stock in a private placement offering to certain “accredited investors”, at an average price of $10.56. Of this amount, $19.4 million was contributed to the Bank. During 2012, we raised additional capital through the issuance of 485,788 shares of common stock in an “At the Market” or ATM offering, at an average price of $15.01, for total proceeds of $7.29 million. Net proceeds from the offering of $6.7 million were contributed to the Bank. In addition, during July 2012, COB sold a further 186 shares to holders of warrants issued in connection with the Merger, yielding net proceeds of approximately $3,000.
Balance Sheet Review
Total assets increased $230.5 million, or 12%, in 2014, primarily on strong loan growth of $145.5 million, and an increase in our net deferred tax asset by $136.2 million as a result of the reversal of $142.5 million of valuation allowance on the Company’s deferred tax assets, as described above. These increases were partially offset by a decrease of $73.9 million in investment securities as part of our strategy to rotate out of securities and into higher yielding loans. Total deposits grew $45.7 million in 2014, primarily noninterest-bearing deposits, which grew $33.3 million, or 11%. Excluding the DTA valuation allowance reversal, total assets grew 4% in 2014. In 2013, total assets decreased $166.6 million, or 8%, as we utilized cash to repay deposits, as part of our strategy to de-lever and shift the deposit base away from higher cost certificates of deposit to lower cost core deposits. Total deposits declined $158.3 million in 2013. Included in the net decrease in deposits in 2013 was $26.4 million of nonrelationship brokered certificates of deposit that matured and were not renewed.
Loans held for investment increased by $145.5 million, or 12%, during 2014 on strong and broad-based loan growth in an environment of increased demand and improving economic conditions. In addition, as a measure of the resolution and new origination activity behind this net growth, pass rated loans grew $183.8 million during 2014, or 17%. Loans held for investment increased by $35.2 million in 2013 as a result of originations and the purchases of $157.6 million of mortgage pools to grow the residential mortgage portfolio.
We have recorded deferred tax assets of $147.7 million at December 31, 2014, offset by a corresponding deferred tax valuation allowance of $1.3 million. At December 31, 2013, we had recorded $158.2 million in deferred tax assets, offset by a corresponding $148.0 million deferred tax valuation allowance.
Investment Securities
We continued our rotation from securities into loans in 2014. In total, our portfolio declined $73.9 million to $492.5 million at December 31, 2014 from $566.4 million the previous year. Investment securities designated available-for-sale ("AFS") decreased $64.6 million, or 16%, to $350.0 million at December 31, 2014 from $414.6 million the previous year. Securities designated held-to-maturity ("HTM") declined $9.3 million to $142.5 million at year end 2014 from $151.8 million the previous year. We principally invest in longer term residential mortgage-backed-GSE securities and medium and longer term commercial mortgage-backed securities, During 2014 and 2013, based on our assessment of cash flows, levels of loan production, current interest rate risk strategies and the potential future direction of market interest rate changes, we received proceeds from sales of investments of $37.2 million and $177.8 million and recognized net gains of $974 thousand and $2.8 million, respectively. As a result of changes in current market rates of interest, and the impact of reinvestment of sales and repayment proceeds at then-current interest rates, the overall investment portfolio average yield decreased from 2.60% at December 31, 2013 to 2.56% at December 31, 2014.
Investments are carried on the consolidated balance sheets at estimated fair value for AFS securities and at amortized cost for HTM securities. The following table presents the amortized cost, fair value and weighted-average yield of securities by contractual maturity at December 31, 2014, 2013 and 2012. The average yields are based on the amortized cost. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date. Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

Table 9
Investment Securities Portfolio Analysis
December 31, 2014

(dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized Cost
Available-for-Sale:
Obligations of:
U.S. government sponsored agencies	$—	$2,028	$—	$—	$2,028
Residential mortgage-backed securities-GSE	—	—	2,327	292,973	295,300
Residential mortgage-backed securities-Private	—	—	—	16,455	16,455
Commercial mortgage-backed securities-GSE	—	—	22,377	—	22,377
Commercial mortgage-backed securities-Private	—	—	—	10,365	10,365
Corporate notes	8,399	—	—	—	8,399
Total available-for-sale securities	8,399	2,028	24,704	319,793	354,924
Held-to-Maturity:
Residential mortgage-backed securities-GSE	—	—	—	132,397	132,397
Commercial mortgage-backed securities-Private	—	—	—	10,065	10,065
Total held-to-maturity securities	—	—	—	142,462	142,462
Total investment securities	$8,399	$2,028	$24,704	$462,255	$497,386

Fair Value
Available-for-Sale:
Obligations of:
U.S. government sponsored agencies	$—	$2,044	$—	$—	$2,044
Residential mortgage-backed securities-GSE	—	—	2,367	287,778	290,145
Residential mortgage-backed securities-Private	—	—	—	17,271	17,271
Commercial mortgage-backed securities-GSE	—	—	21,958	—	21,958
Commercial mortgage-backed securities-Private	—	—	—	10,215	10,215
Corporate Notes	8,407	—	—	—	8,407
Total available-for-sale securities	8,407	2,044	24,325	315,264	350,040
Held-to-Maturity:
Residential mortgage-backed securities-GSE	—	—	—	130,877	130,877
Commercial mortgage-backed securities-Private	—	—	—	9,998	9,998
Total held-to-maturity securities	—	—	—	140,875	140,875
Total investment securities	$8,407	$2,044	$24,325	$456,139	$490,915
Total average yield	1.35%	1.08%	2.03%	2.62%	2.56%

December 31, 2013

(dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	No Stated Maturity	Total
Amortized Cost
Available-for-Sale:
Obligations of:
U.S. government sponsored agencies	$—	$2,051	$—	$—	$—	$2,051
Residential mortgage-backed securities-GSE	—	—	7,773	356,740	—	364,513
Residential mortgage-backed securities-Private	—	—	—	19,770	—	19,770
Commercial mortgage-backed securities-GSE	—	—	22,767	—	—	22,767
Commercial mortgage-backed securities-Private	—	—	—	10,408	—	10,408
Business Development Company Investment	—	—	—	—	1,753	1,753
Corporate notes	8,404	8,391	—	—	—	16,795
Total available-for-sale securities	8,404	10,442	30,540	386,918	1,753	438,057
Held-to-Maturity:
Residential mortgage-backed securities-GSE	—	—	—	141,724	—	141,724
Commercial mortgage-backed securities-Private	—	—	—	10,071	—	10,071
Total held-to-maturity securities	—	—	—	151,795	—	151,795
Total investment securities	$8,404	$10,442	$30,540	$538,713	$1,753	$589,852

Fair Value
Available-for-Sale:
Obligations of:
U.S. government sponsored agencies	$—	$2,077	$—	$—	$—	$2,077
Residential mortgage-backed securities-GSE	—	—	8,029	333,118	—	341,147
Residential mortgage-backed securities-Private	—	—	—	20,752	—	20,752
Commercial mortgage-backed securities-GSE	—	—	21,439	—	—	21,439
Commercial mortgage-backed securities-Private	—	—	—	9,585	—	9,585
Business Development Company investment	—	—	—	—	2,737	2,737
Corporate Notes	8,406	8,471	—	—	—	16,877
Total available-for-sale securities	8,406	10,548	29,468	363,455	2,737	414,614
Held-to-Maturity:
Residential mortgage-backed securities-GSE	—	—	—	131,817	—	131,817
Commercial mortgage-backed securities-Private	—	—	—	9,308	—	9,308
Total held-to-maturity securities	—	—	—	141,125	—	141,125
Total investment securities	$8,406	$10,548	$29,468	$504,580	$2,737	$555,739
Total average yield	1.30%	1.30%	2.18%	2.66%	—%	2.60%

December 31, 2012
Available-for-Sale

(dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized Cost
Obligations of:
U.S. Treasury and government agencies	$—	$—	$—	$6,646	$6,646
U.S. government sponsored agencies	—	22,118	—	—	22,118
States and political subdivisions	2,121	3,797	—	—	5,918
Residential mortgage-backed securities-GSE	—	—	—	436,344	436,344
Residential mortgage-backed securities-Private	—	—	—	22,649	22,649
Commercial mortgage-backed securities-GSE	—	—	23,150	—	23,150
Commercial mortgage-backed securities-Private	—	—	—	5,283	5,283
Corporate Notes	16,595	16,849	3,266	—	36,710
Total available-for-sale securities	$18,716	$42,764	$26,416	$470,922	$558,818
Fair Value
Obligations of:
U.S. Treasury and government agencies	$—	$—	$—	$6,981	$6,981
U.S. government sponsored agencies	—	22,173	—	—	22,173
States and political subdivisions	2,130	3,908	—	—	6,038
Residential mortgage-backed securities-GSE	—	—	—	441,074	441,074
Residential mortgage-backed securities-Private	—	—	—	22,945	22,945
Commercial mortgage-backed securities-GSE	—	—	23,359	—	23,359
Commercial mortgage-backed securities-Private	—	—	—	5,317	5,317
Corporate Notes	16,721	16,993	3,249	—	36,963
Total available-for-sale securities	$18,851	$43,074	$26,608	$476,317	$564,850
Total average yield	2.04%	1.00%	1.99%	2.31%	2.19%
Loans
Our primary source of revenue and largest component of earning assets is the loan portfolio. In 2014, in part as a result of strategic investments in loan origination resources, new geographies and new channels, loans increased $145.5 million, or 12.0%, as compared to an increase of $35.2 million, or 3.0%, in 2013. In 2014, we originated $147.4 million of residential mortgage loans and purchased $19.7 million of residential mortgage loans.
During 2014, we added experienced commercial and mortgage bankers in Charlotte and Greensboro, opened new loan production offices in Raleigh and Winston-Salem, opened a non-branch retail mortgage channel and enhanced our SBA loan origination capability through the hiring of two experienced lenders in Charlotte.
In 2013, loan originations as a result of investments in personnel, realignment of personnel to metro markets and an improving economy, combined with loan purchases, contributed to the increase in our loan portfolio. In 2013, we originated $176.1 million of residential mortgage loans and purchased $157.6 million of residential mortgage loans. In 2012, loan charge-offs and loan foreclosures, combined with a weak economy which led to limited new loan originations, contributed to the decline in our loan portfolio. In 2012, we originated $168.1 million of residential mortgage loans and purchased $173.2 million of residential mortgage loans.
Our target portfolio is an equal balance between commercial loans and consumer loans, including residential mortgage loans. At December 31, 2014, 54.5% of the loan portfolio consisted of residential mortgage and consumer loans, decreased from 56.2% in 2013 but increased from 50.7% in 2012. We plan to maintain the balance between consumer and commercial loans in 2015.

Table 10 sets forth the major categories of loans for each of the last five years.
Table 10
Loan Portfolio Composition

(dollars in thousands)	December 31,
	2014		2013		2012		2011		2010
Loans held for sale	$2,796		$1,836		$6,974		$4,529		$—
Loans held for investment:
Commercial and agricultural	$113,413	8.3%	$72,252	5.9%	$79,704	6.8%	$95,089	7.8%	$93,747	7.2%
Real estate-construction	78,327	5.8	64,083	5.3	58,414	5.0	92,806	7.6	276,976	21.2
Real estate-mortgage:
1-4 family residential	667,602	49.2	636,107	52.5	553,538	47.0	453,725	37.3	388,859	29.8
Commercial	426,328	31.4	394,924	32.6	441,836	37.5	531,383	43.6	494,861	38.0
Consumer	72,118	5.3	44,882	3.7	43,543	3.7	44,532	3.7	49,532	3.8
Total	$1,357,788	100.0%	$1,212,248	100.0%	$1,177,035	100.0%	$1,217,535	100.0%	$1,303,975	100.0%
At December 31, 2014, 2013 and 2012, loans held for sale was comprised of originated residential mortgage loans held for sale into the secondary market. In 2011, loans held for sale consisted of $4.5 million reclassified problem loans from the held for investment portfolio that had been under contract to be sold.
The maturity distribution and interest rate sensitivity of selected loan categories at December 31, 2014 are presented in Table 11.
Table 11
Selected Loan Maturities

	December 31, 2014
(dollars in thousands)	One Year or Less	One to Five Years	Over Five Years	Total
Commercial and agricultural	$37,787	$67,974	$7,652	$113,413
Real estate-construction	16,917	48,452	12,958	78,327
Total	$54,704	$116,426	$20,610	$191,740
Sensitivity to rate changes:
Fixed interest rates	$13,571	$62,134	$17,215	$92,920
Variable interest rates	41,133	54,292	3,395	98,820
Total	$54,704	$116,426	$20,610	$191,740
Asset Quality
Asset quality, including nonperforming assets, impaired loans and charge-off ratios, all improved in 2014 from 2013 levels as we continued to effectively resolve problem assets and the inflow of new problem assets was limited. Nonperforming assets declined by $17.9 million, or 28%, to $45.7 million at December 31, 2014. Nonperforming assets were 2.1% of total assets in 2014, reduced from 3.2% in 2013, while impaired loans declined 17% to $39.4 million. Troubled debt restructurings increased by 7% to $19.4 million from $18.1 million at the end of 2013. Net loan charge-offs were $1.1 million in 2014 and the net charge-offs ratio declined to 0.08% in 2014, compared to 0.26% in 2013. During 2014, we foreclosed on $4.4 million of net loans and transferred them to OREO, and disposed of $11.8 million in OREO through sales. As a result of our continued asset quality improvement in 2014, our ALL was reduced to $20.3 million, or 1.50% of loans held for investment, from 2.21% at the end of 2013.
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

Nonperforming Assets
Nonperforming assets declined by $17.9 million, or 28%, to $45.7 million at December 31, 2014, compared to $63.6 million at December 31, 2013, as a result of continued problem asset resolution. This decline follows a $79.0 million decline in nonperforming assets during 2013, and a total decline over the two year period of $96.9 million, or 68%.
The level of nonperforming loans decreased 28%, or $9.9 million, to $25.3 million at December 31, 2014, from $35.2 million in 2013. The level of nonperforming loans also decreased 56% during 2013, as a result of asset resolution efforts. Nonperforming loans decreased from 2.9% of loans held for investment at December 31, 2013 to 1.9% of loans at December 31, 2014. During 2014 and 2013, we charged off $7.7 million and $13.3 million in loans (prior to recoveries), respectively, a 42% reduction.
OREO and repossessed assets declined by $8.0 million in 2014 to $20.4 million, a decline of 28% from $28.4 million at December 31, 2013, as a result of continued asset resolution and stabilizing demand for real estate. During 2014, we recorded net loss on sale and write-down of OREO properties of $0.8 million, a decline of $3.1 million, or 79% from 2013.

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

Had nonaccruing loans been on accruing status, interest income would have been higher by $3.6 million in 2014, and interest income on nonaccrual loans included in the results of operations amounted to approximately $3.7 million in 2014.
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
At December 31, 2014, an ALL of $3.2 million was required for the Granite PI loans, compared to a required ALL of $5.6 million at December 31, 2013. The Granite PI loans are presented on an accruing basis as of December 31, 2014 and 2013. We recorded $9.6 million of accretable yield during 2014 on the Granite Purchased Loans, compared to $16.0 million in accretable yield during 2013 on the Granite loans. At December 31, 2014 there were $148.8 million of Granite Purchased Loans, of which $26.0 million were PC loans, $4.1 million were PI Loans with no subsequent credit deterioration and $118.7 million were PI Loans with subsequent credit deterioration. At December 31, 2014, we estimated future accretable yield on PI loans to be $24.9 million.
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
Periodically, we estimate the expected cash flows for each pool of the PI loans and evaluate whether the expected cash flows for each pool have changed from prior estimates. Decreases to the expected cash flows will generally result in a provision for loan losses, or a decrease in yield when there is only a timing difference in expected cash flows. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or reclassification from nonaccretable difference to accretable yield with a positive impact on future interest income. Excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. During 2014 we recorded an impairment reversal of $1.3 million in our PI loan pools through the provision for loan loss and charged off $1.0 million.

The following table presents our level and composition of nonperforming loans as of December 31 for the years indicated.
Table 12
Nonperforming Loans

(dollars in thousands)
	2014	2013
Nonperforming Loans:
Current, nonaccrual	$8,519	$10,613
Delinquent 30-89 days, nonaccrual	1,225	1,428
Delinquent 90+ days, nonaccrual	15,544	23,124
Delinquent 90+ days, accruing	5	—
Total nonperforming loans	$25,293	$35,165
Nonperforming loans and impaired loans are overlapping sets of loans. Impaired loans are problem loans that may, or may not, have been placed into nonaccrual status. The complete repayment of principal and interest is considered probable for those impaired loans that have not been placed into a nonaccrual status, but not within contracted terms.
The following table presents the level, composition and the reserves associated with impaired loan balances.
Table 13
Impaired Loans

	December 31, 2014		December 31, 2013
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, held for sale	$—	$—	$—	$—
Impaired loans, not individually reviewed for impairment	4,967	—	4,612	—
Impaired loans, individually reviewed, with no reserves	26,631	—	39,866	—
Impaired loans, individually reviewed, with reserves	7,851	418	2,965	927
Total impaired loans *	$39,449	$418	$47,443	$927

Purchased impaired loans with subsequent deterioration	$118,701	$3,237	$161,307	$5,560
Purchased impaired loans with no subsequent deterioration	4,141	—	344	—
Total Reserves		$3,655		$6,487

Average impaired loans, excluding purchased impaired, calculated using a simple average	$43,446		$65,527

*	Included at December 31, 2014 and December 31, 2013 were $14.1 million and $12.1 million, respectively, in performing restructured loans.
At December 31, 2014, the bank had 3 impaired loans exceeding $1.0 million each, with a total of $18,000 of impairment. At December 31, 2013, the bank had 5 such impaired loans, with no impairment.
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
Table 14
Troubled Debt Restructurings

(dollars in thousands)	December 31, 2014			December 31, 2013
	Balance	Nonaccrual	Associated Reserves	Balance	Nonaccrual	Associated Reserves
Troubled Debt Restructurings
TDRs with no impairment	$12,389	$5,203	$—	$16,436	$5,666	$—
TDRs with impairment	7,040	153	316	1,654	280	353
Total Troubled Debt Restructurings	$19,429	$5,356	$316	$18,090	$5,946	$353

The following table presents the composition of impaired loans across loan types, along with the accrual status and the associated reserves, by type.
Table 15
Impaired Loans by Type

(dollars in thousands)	December 31, 2014			December 31, 2013
	Impaired	Nonaccrual	Associated Reserves	Impaired	Nonaccrual	Associated Reserves
Impaired Loans (composition across loan types):
Commercial and agricultural	$645	$608	$58	$522	$516	$—
Real estate - construction	3,145	2,307	—	5,601	4,677	—
Real estate - mortgage:
1 - 4 family residential	14,421	8,637	331	16,915	11,580	927
Commercial	20,882	13,380	29	24,393	18,380	—
Consumer	356	356	—	12	12	—
Total Impaired Loans	$39,449	$25,288	$418	$47,443	$35,165	$927
We designate loans as “Special Mention” when the borrower's financial condition or performance indicates that the loan may potentially become a problem loan. These loans are not classified as problem loans, nor are they impaired, and they have not been modified under conditions that require designation as troubled debt restructurings. At December 31, 2014 we had designated $39.8 million as Special Mention loans, of which 0.26% were delinquent more than 30 days. Seven Special Mention loans had balances over $1.0 million and comprised approximately 39.1% of the total. Approximately 6.1% of the total Special Mention loans were categorized as land acquisition, development, and construction loans, with non-owner occupied commercial rental properties approximating another 30.2% of that total. These categories are generally affected by changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. In particular, a worsening of economic conditions in the residential real estate market may result in Special Mention loans being individually reclassified as problem loans in the future.
Loans secured by real estate (including commercial owner occupied and non-owner occupied, construction, land development, and residential single family mortgage) are a large portion of our loan portfolio. At December 31, 2014, these categories constituted $1.16 billion, or approximately 85.9%, of our total loan portfolio. These categories are generally affected by changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. While we do not expect deterioration in real estate markets in 2015, declines would adversely affect the value of real estate collateral of loans secured by real estate, which could adversely affect our future earnings.

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
The ALL, as a percentage of loans held for investment, totaled 1.50% at December 31, 2014 compared to 2.21% at December 31, 2013. The reduction in ALL was the result of the improvement in our asset quality due to the significant reduction in problem asset levels, and the decline in recorded net loan charge-offs to $1.1 million in 2014, reduced by 65%, or $2.0 million, from $3.1 million in 2013. Annualized net charge-offs as a percentage of the average held for sale loan portfolio fell to 0.08% in 2014, decreased from 0.26% in 2013. The ratio of net loan charge-offs to ending ALL balance was 5.3% at December 31, 2014, decreased from 11.4% at December 31, 2013. The recovery of provision for losses charged to operations in 2014 was $5.4 million, compared to provision of $0.5 million in 2013, also as a result of improved loan portfolio quality and declining levels of charge-offs.
Management continually performs thorough analyses of the loan portfolio. Management believes the ALL of $20.3 million at December 31, 2014 is adequate to cover probable losses inherent in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management's judgments are based on numerous assumptions about current events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require future additions to the allowance, thus adversely affecting our operating results. Changes in the ALL are presented in Note 6 to the consolidated financial statements.

Table 16 presents an analysis of the changes in the ALL and of the level of nonperforming assets for each of the last five years as of December 31.
Table 16
Summary of Allowance for Loan Losses

(dollars in thousands)	2014	2013	2012	2011	2010
Balance, beginning of year	$26,785	$29,314	$39,360	$93,687	$49,461
Charge-offs:
Commercial and agricultural	1,449	1,277	3,494	10,832	9,832
Real estate - construction	719	1,080	11,084	65,526	53,374
Real estate - mortgage	3,019	6,840	11,932	48,382	24,478
Consumer	2,516	4,147	4,458	3,684	3,566
Total charge-offs	7,703	13,344	30,968	128,424	91,250
Recoveries:
Commercial and agricultural	951	1,623	991	855	585
Real estate - construction	2,110	2,681	3,237	2,637	52
Real estate - mortgage	2,352	4,314	1,425	1,722	449
Consumer	1,221	1,674	1,220	1,521	1,635
Total recoveries	6,634	10,292	6,873	6,735	2,721
Net charge-offs	1,069	3,052	24,095	121,689	88,529
(Recovery) Provision charged to operations	(5,371)	523	14,049	67,362	132,755
Discontinued operations	—	—	—	—	—
Balance, end of year	$20,345	$26,785	$29,314	$39,360	$93,687
Nonperforming assets:
Nonaccrual loans	$25,288	$35,165	$79,242	$102,973	$325,068
Past due 90 days or more and still accruing interest	5	—	227	3,000	4,818
Total nonperforming loans	25,293	35,165	79,469	105,973	329,886
Other real estate owned	20,122	28,353	62,796	110,009	62,058
Foreclosed assets	289	42	335	377	138
Discontinued operations	—	—	—	—	168
Total nonperforming assets	$45,704	$63,560	$142,600	$216,359	$392,250
Accruing troubled debt restructured loans	$14,073	$12,144	$4,505	$2,922	$8,752
Asset quality ratios:
Net loan charge-offs to average loans held for investment	0.08%	0.26%	1.94%	10.75%	5.92%
Net loan charge-offs to allowance for loan losses	5.25	11.39	82.20	309.17	94.49
Allowance for loan losses to loans held for investment	1.50	2.21	2.49	3.23	7.18
Total nonperforming loans to loans held for investment	1.86	2.90	6.75	8.70	25.30
Information about management's allocation of the ALL by loan category is presented in the following table.
Table 17
Allocations of Allowance for Loan Losses

(dollars in thousands)	December 31,
	2014		2013		2012		2011		2010
	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Commercial and agricultural	$3,915	19.2	$2,931	10.9	$3,238	11.1	$5,776	14.7	$11,144	11.9
Real estate - construction	3,163	15.5	5,233	19.5	4,987	17.0	11,995	30.5	46,792	50.0
Real estate - mortgage	10,026	49.3	16,064	60.0	18,328	62.5	19,948	50.7	34,593	36.9
Consumer	3,241	16.0	2,557	9.6	2,761	9.4	1,641	4.1	1,158	1.2
Total allowance for loan losses	$20,345	100.0	$26,785	100.0	$29,314	100.0	$39,360	100.0	$93,687	100.0

Included in the amounts above are $400 thousand, $500 thousand, $200 thousand, $407 thousand and $25 thousand for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively, which were originally unallocated and have been allocated to the loan categories pro rata based on the calculated reserves.
Loan Review
Management considers the asset quality of the Company to be of primary importance.  A formal internal loan review function was established in 2011.  Our internal loan review function examines the adequacy of and adherence to lending policies, evaluates the quality of credit analysis and underwriting, ensures the accuracy of risk ratings and proper loan accounting, and assesses collateral evaluation, lien perfection, policy exceptions, problem loan workout practices and other emerging credit risk and portfolio trends.  This function reports directly to the Risk Management Committee of the Board of Directors, and is independent of the loan origination process.
Deposits
Deposit accounts have historically been the primary source of funds for the Bank and a competitive strength of the Company. Deposit accounts also provide a customer base for the sale of additional financial products and services and fee income through service charges. We set targets for growth in deposit accounts annually in an effort to increase the number of products per banking relationship. Deposits are attractive sources of funding because of their stability and generally low cost as compared with other funding sources. The level and mix of deposits is affected by various factors, including general economic conditions, the particular circumstances of local markets and the specific deposit strategies employed.
In 2014, deposits increased $45.7 million, or 2.6%, to $1.79 billion from $1.75 billion at December 31, 2013, as a result of our enhanced focus and promotional activities to support accelerated loan growth. Noninterest-bearing demand deposits increased by $33.3 million, to 18.0% of total deposits, from 16.6% in 2013 as a result of increased commercial relationships and investments in treasury management products. Time deposits increased 1% to $588.3 million, and fell to 32.8% of total deposits, from $582.3 million, or 33.3% of total deposits in 2013. Other interest-bearing deposits (demand, savings and money markets) increased 0.7% to $882.3 million from $876.0 million in 2013. We had a modest increase in the amount of brokered certificates of deposit to $37.7 million, or 2% of total deposits, from $29.2 million, or 2% of total deposits in 2013. Time deposits greater than $250,000 were $50.0 million at December 31, 2014, of which $3.0 million, $8.0 million, $23.9 million and $15.1 million had a remaining maturity of 3 months or less, 3 months to 6 months, 6 months to 12 months and greater than 12 months, respectively.
In 2013, deposits decreased by $158.3 million, or 8%, as a result of our strategy to reduce high-cost time deposits. Time deposits decreased 24% to $582.3 million from $763.2 million at December 31, 2012, and decreased to 33% of total deposits from 40% of total deposits at the end of 2012. Noninterest-bearing demand deposits increased by $39.2 million to 16.6% of total deposits from 12.5% at the end of 2012. Demand, savings and money market accounts decreased 2% to $876.0 million from $892.6 million in 2012.

Table 18 shows the year-end and average deposit balances for the years 2014 and 2013 and the changes during the years then ended.
Table 18
Analysis of Deposits

	2014			2013
(dollars in thousands)		Change from Prior Year			Change from Prior Year
	Balance	Amount	%	Balance	Amount	%
Year End Balances
Interest-bearing deposits:
Demand deposits	$358,162	$10,371	3.0%	$347,791	$(14,615)	(4.0)%
Savings deposits	86,686	6,179	7.7	80,507	6,071	8.2
Money market deposits	437,484	(10,188)	(2.3)	447,672	(8,062)	(1.8)
Total	882,332	6,362	0.7	875,970	(16,606)	(1.9)
Time deposits	588,312	6,038	1.0	582,274	(180,903)	(23.7)
Total interest-bearing deposits	1,470,644	12,400	0.9	1,458,244	(197,509)	(11.9)
Noninterest-bearing demand deposits	323,776	33,315	11.5	290,461	39,226	15.6
Total deposits	$1,794,420	$45,715	2.6	$1,748,705	$(158,283)	(8.3)
Average Balances
Interest-bearing deposits:
Demand deposits	$340,525	$(6,246)	(1.8)%	$346,771	$(2,517)	(0.7)%
Savings deposits	84,921	5,270	6.6	79,651	7,057	9.7
Money market deposits	436,126	(12,256)	(2.7)	448,382	5,347	1.2
Total	861,572	(13,232)	(1.5)	874,804	9,887	1.1
Time deposits	581,498	(68,894)	(10.6)	650,392	(258,233)	(28.4)
Total interest-bearing deposits	1,443,070	(82,126)	(5.4)	1,525,196	(248,346)	(14.0)
Noninterest-bearing demand deposits	315,401	31,023	10.9	284,378	30,495	12.0
Total deposits	$1,758,471	$(51,103)	(2.8)	$1,809,574	$(217,851)	(10.7)
Table 19 shows short-term borrowings for the years ended 2014, 2013 and 2012. The Bank's only short-term borrowings during those years consisted of retail repurchase agreements.
Table 19
Short-term Borrowings

(dollars in thousands)	2014	2013	2012
Balance at December 31	$9,076	$6,917	$8,675
Average balance during the year	7,713	9,852	9,861
Maximum month end balance	12,217	13,064	12,720
Weighted average interest rate:
At December 31	0.21%	0.21%	0.19%
During the year	0.21	0.21	0.29
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

Non-GAAP Measures
This Report contains financial information determined by methods other than in accordance with GAAP. The Company's management, the financial services sector, bank stock analysts and regulators use these non-GAAP measures in their analysis of COB's performance. Some of these non-GAAP measures exclude intangible assets such as goodwill and core deposit premiums from the calculations of return on average assets and return on average equity. We believe presentations of financial measures excluding the impact of intangible assets provide useful supplemental information that is essential to a proper understanding of the operating results of our core businesses. In addition, certain designated net interest income amounts are presented on a taxable equivalent basis. We believe that the presentation of net interest income on a taxable equivalent basis aids in the comparability of net interest income arising from taxable and tax-exempt sources. Certain credit related and nonrecurring noninterest expense and noninterest income items are excluded from PCNR earnings, PCNR noninterest expense and PCNR noninterest income in order to enhance comparability between years and to highlight trends in adjusted earnings, noninterest expenses and noninterest income. These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.
The non-GAAP financial measures used in this Report are defined below.

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

•
"PCNR Noninterest Expense" ("NIE") is defined as total noninterest expense reduced by credit-related and non-recurring noninterest expense. This measure reduces noninterest expense by items which are elevated during periods of elevated problem asset activity and items which are non-recurring in nature.

•	“PCNR Noninterest Income "("NII") is defined as total noninterest income reduced by items which are non-recurring in nature.

•
"PCNR Earnings" is defined as income (loss), before income taxes, adjusted by credit-related and non-recurring items, and increased by provision for loan losses or decreased by recovery of loan losses. This measure identifies the Company's pre-tax earnings excluding items which are elevated during periods of elevated problem asset activity and items which are non-recurring in nature.

The following reconciliation table provides a more detailed analysis of certain of these non-GAAP measures. Reconciliations of PCNR noninterest income and PCNR noninterest expense are included in Tables 3 and 4, respectively.
Table 20
Non-GAAP Measures

(dollars in thousands, except per share data)	At and for the Year Ended December 31,
	2014	2013	2012	2011	2010
Total average shareholders’ equity	$91,151	$85,576	$114,684	$(22,809)	$68,190
Less:
Average goodwill	(4,205)	(4,205)	(4,130)	(574)	—
Average core deposit and other intangibles	(6,271)	(7,207)	(8,221)	(8,676)	(4,571)
Average tangible shareholders’ equity (non-GAAP)	$80,675	$74,164	$102,333	$(32,059)	$63,619

Total average assets	$2,005,948	$2,047,146	$2,291,541	$1,911,943	$2,036,603
Less:
Average goodwill	(4,205)	(4,205)	(4,130)	(574)	—
Average core deposit and other intangibles	(6,271)	(7,207)	(8,221)	(8,676)	(4,571)
Average tangible assets (non-GAAP)	$1,995,472	$2,035,734	$2,279,190	$1,902,693	$2,032,032

Total shareholders’ equity	$266,916	$80,361	$98,445	$129,015	$(28,837)
Less:
Goodwill	(4,205)	(4,205)	(4,205)	(3,905)	—
Core deposit and other intangibles	(5,681)	(6,914)	(7,495)	(8,177)	(4,173)
Tangible shareholders’ equity (non-GAAP)	$257,030	$69,242	$86,745	$116,933	$(33,010)

Total assets	$2,215,514	$1,985,032	$2,151,565	$2,409,108	$1,902,369
Less:
Goodwill	(4,205)	(4,205)	(4,205)	(3,905)	—
Core deposit and other intangibles	(5,681)	(6,914)	(7,495)	(8,177)	(4,173)
Tangible assets (non-GAAP)	$2,205,628	$1,973,913	$2,139,865	$2,397,026	$1,898,196

Book value per common share	$11.04	$3.68	$4.54	$6.11	$(714.72)
Less effect of intangible assets	(0.41)	(0.51)	(0.54)	(0.57)	(36.52)
Tangible book value per common share (non-GAAP)	$10.63	$3.17	$4.00	$5.54	$(751.24)

(dollars in thousands)	For the Year Ended December 31,
	2014	2013	2012	2011	2010
Income (Loss) from continuing operations before income taxes	$7,966	$(157)	$(41,017)	$(130,877)	$(129,162)
Plus:
Other real estate owned expense	1,758	4,138	27,883	51,424	14,532
US Treasury sale expenses	409	—	—	—	—
Executive severance	2,060	—	—	—	—
Loan collection expense	1,576	4,333	3,274	5,032	1,001
Merger-related expense	—	3,498	3,241	1,236
Mortgage and litigation accruals	(68)	(487)	1,100	—	—
Rebranding	—	616	397	—	—
Branch closure and restructuring expenses	1,756	675	96	—	—
Mortgage servicing rights impairment	—	—	—	—	2,995
Loss on sale of loans held for sale	—	—	—	1,241	—
Prepayment penalty on borrowings	—	—	—	1,605	959
Provision for (recovery of) loan losses	(5,371)	523	14,049	67,362	132,755
Less:
Securities gains (losses), net	974	2,772	4,121	7,298	10,647
Gain on extinguishment of debt	—	—	—	1,625	—
Net (loss) gain on fair value swap	—	—	—	(339)	273
PCNR earnings (non-GAAP)	$9,112	$10,367	$4,902	$(11,561)	$12,160
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
Treatment of Deferred Tax Assets

Management regularly evaluates the likelihood that the Company will be able to realize its deferred tax assets and the continuing need for a valuation allowance. In 2013 and prior years management determined that sufficient evidence was not available to conclude that it was more likely than not that all of its deferred tax assets could be realized, requiring a valuation allowance for certain of its deferred tax assets. At December 31, 2014 management determined, based on all available positive and negative evidence, that it is more likely than not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal net operating loss carryforward and all but a small portion of the Bank’s North Carolina net economic loss carryforward. As a result of this determination, $142.5 million of valuation allowance against the Company's deferred tax assets was reversed. A number of factors played a critical role in this determination, including:

•

•	Improvements in the asset quality of the loan portfolio and diminishment of credit-related losses that were the source of the Company's losses;

•	Implementation of strong internal controls making it unlikely that the large volume of troubled loans leading to the Company’s losses between 2008 and 2012 will reoccur;

•	The increased remoteness and diminished relevance of such losses;

•	Continued improvement of the Company’s financial metrics and six consecutive quarters of earnings;

•	A credible forecast of future taxable income based on management’s demonstrated forecasting accuracy;

•	Various cost-reduction initiatives that will have a continuing positive effect on earnings in future periods;

•	Availability of tax planning strategies, and

•	Long-dated carryforward periods.

As of December 31, 2014 and December 31, 2013 net deferred income tax assets totaling $146.4 million and $10.2 million, respectively, are recorded on the Company’s balance sheet. In 2013 the Company’s gross deferred tax assets were offset by a valuation allowance of $147.8 million. During 2014 management re-evaluated the continuing need for this valuation allowance in accordance with the procedures described in the “Income Taxes” section of Note 1 and determined that it is more likely than not that all but $1.3 million of the Company’s deferred tax assets will be realized.

The Merger resulted in an ownership change for Granite Corp. under Internal Revenue Code Section 382 and the Regulations thereunder. Accordingly, the Company is required to apply a limitation against Granite Corp.’s pre-acquisition net operating loss carryforwards and net unrealized built-in losses. During 2013 COB determined that it would be able to use only $2.9 million of the Granite Corp. net operating loss carryforwards and built in losses and reduced both its deferred tax asset and related valuation allowance by $28.3 million.
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
COB’s Asset/Liability Management Committee (“ALCO”), which includes senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk. The banks’ current interest rate risk position is determined by measuring the anticipated change in net interest income over a 24-month horizon assuming a ramped increase or decrease in all interest rates equally over the 24 month time horizon. The following table shows COB’s estimated net interest income profile for the 12-month period beginning December 31, 2014.

Changes in Interest Rates (basis points)	Percentage Change in Net Interest Income – 12 Months
+200	0.72%
+100	0.34%
-100	-0.71%
-200	-3.59%
ALCO also monitors the sensitivity of COB’s economic value of equity (“EVE”) due to sudden and sustained changes in market rates. The EVE ratio, measured on a static basis at the current period end, is calculated by dividing the economic value of equity by the economic value of total assets. ALCO monitors the change in EVE on a percentage change basis.
The following table estimates changes in EVE for given changes in interest rates as of December 31, 2014.

Change in Interest Rates (basis points)	Percentage Change in EVE
+200	-4.67%
+100	-1.97%
-100	2.71%
-200	1.09%
We are in compliance with our internal policy on both changes in net interest income and on changes to EVE as of December 31, 2014 in a higher rate environment. We are in compliance with our policy on changes to net interest income and changes to EVE as of December 31, 2014 in a lower rate environment which management believes is an unlikely scenario at the current low level of interest rates. We consider our risks to changes in interest rates to be moderate.

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
Quarterly Financials

(dollars in thousands, except per share data)	2014
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$19,271	$18,395	$18,263	$17,927
Interest expense	2,550	2,547	2,545	2,448
Net interest income	16,721	15,848	15,718	15,479
Recovery of loan losses	(1,323)	(1,679)	(1,685)	(684)
Net interest income after provision for loan losses	18,044	17,527	17,403	16,163
Noninterest income	4,543	3,985	4,893	3,943
Noninterest expense	20,446	20,015	19,268	18,806
Income before income taxes	2,141	1,497	3,028	1,300
Income taxes expense (benefit)	(142,475)	(276)	236	23
Net income	$144,616	$1,773	$2,792	$1,277
Net income per share - basic and diluted	$6.62	$0.08	$0.13	$0.06

	2013
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$18,932	$19,853	$18,137	$18,070
Interest expense	2,468	2,471	2,723	2,897
Net interest income	16,464	17,382	15,414	15,173
Provision for (recovery of) loan losses	1,820	(350)	(1,057)	110
Net interest income after provision for loan losses	14,644	17,732	16,471	15,063
Noninterest income	4,147	4,487	5,247	6,533
Noninterest expense	17,550	17,927	24,665	24,339
Income (Loss) before income taxes	1,241	4,292	(2,947)	(2,743)
Income taxes expense (benefit)	(1,049)	286	236	1,853
Net income (loss)	$2,290	$4,006	$(3,183)	$(4,596)
Net income (loss) per share - basic and diluted	$0.11	$0.18	$(0.15)	$(0.21)

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
CommunityOne Bancorp and Subsidiaries
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of CommunityOne Bancorp and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CommunityOne Bancorp and Subsidiaries as of December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CommunityOne Bancorp and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina
March 6, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors
CommunityOne Bancorp and Subsidiaries
Charlotte, North Carolina

We have audited CommunityOne Bancorp and Subsidiaries (the “Company”)’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, CommunityOne Bancorp and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of CommunityOne Bancorp and Subsidiaries as of December 31, 2014, and 2013 and for each of the years in the three year period ended December 31, 2014, and our report dated March 6, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina
March 6, 2015

CommunityOne Bancorp and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share and per share data)	December 31, 2014	December 31, 2013
Assets
Cash and due from banks	$29,202	$31,917
Interest-bearing bank balances	66,680	35,513
Investment securities:
Available-for-sale, at estimated fair value (amortized cost of $354,924 in 2014 and $438,057 in 2013)	350,040	414,614
Held-to-maturity (estimated fair value of $140,875 in 2014 and $141,125 in 2013)	142,461	151,795
Loans held for sale	2,796	1,836
Loans held for investment	1,357,788	1,212,248
Less: Allowance for loan losses	(20,345)	(26,785)
Net loans held for investment	1,337,443	1,185,463
Premises and equipment, net	46,782	50,889
Other real estate owned and property acquired in settlement of loans	20,411	28,395
Core deposit premiums and other intangibles	5,681	6,914
Goodwill	4,205	4,205
Bank-owned life insurance	39,946	39,940
Deferred tax assets, net	146,433	10,215
Other assets	23,434	23,336
Total Assets	$2,215,514	$1,985,032
Liabilities
Deposits:
Noninterest-bearing demand deposits	$323,776	$290,461
Interest-bearing deposits:
Demand, savings and money market deposits	882,332	875,970
Time deposits of $250 or more	49,967	35,368
Other time deposits	538,345	546,906
Total deposits	1,794,420	1,748,705
Retail repurchase agreements	9,076	6,917
Federal Home Loan Bank advances	68,234	73,283
Long-term notes payable	5,338	5,263
Junior subordinated debentures	56,702	56,702
Other liabilities	14,828	13,801
Total Liabilities	1,948,598	1,904,671
Shareholders' Equity
Preferred stock, 10,000,000 shares authorized
Series A, $10.00 par value; 51,500 shares issued and no shares outstanding in 2014 and 2013	—	—
Series B, no par value; authorized 250,000 shares, no shares issued and outstanding in 2014 and 2013	—	—
Common stock, no par value; authorized 2,500,000,000 shares, issued 24,185,923 in 2014 and 21,861,418 shares in 2013	487,603	461,636
Accumulated deficit	(213,212)	(363,670)
Accumulated other comprehensive loss	(7,475)	(17,605)
Total Shareholders' Equity	266,916	80,361
Total Liabilities and Shareholders' Equity	$2,215,514	$1,985,032
See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Operations

(in thousands, except share and per share data)	Years Ended December 31,
	2014	2013	2012
Interest Income
Interest and fees on loans	$59,183	$60,147	$65,987
Interest and dividends on investment securities	14,068	14,180	10,778
Other interest income	605	665	1,223
Total interest income	73,856	74,992	77,988
Interest Expense
Deposits	6,909	8,070	14,074
Retail repurchase agreements	16	21	29
Federal Home Loan Bank advances	2,020	1,376	1,448
Other borrowed funds	1,145	1,092	1,157
Total interest expense	10,090	10,559	16,708
Net Interest Income before Provision for Loan Losses	63,766	64,433	61,280
Provision for (Recovery of) loan losses	(5,371)	523	14,049
Net Interest Income after Provision for Loan Losses	69,137	63,910	47,231
Noninterest Income
Service charges on deposit accounts	6,351	6,714	7,080
Mortgage loan income	881	2,319	2,065
Cardholder and merchant services income	4,803	4,531	4,579
Trust and investment services	1,495	1,305	1,036
Bank-owned life insurance	1,153	1,073	1,195
Other service charges, commissions and fees	1,340	1,315	1,128
Securities gains, net	974	2,772	4,121
Other income	367	385	754
Total noninterest income	17,364	20,414	21,958
Noninterest Expense
Personnel expense	43,682	40,661	40,051
Net occupancy expense	6,112	6,391	6,461
Furniture, equipment and data processing expense	8,336	8,638	8,721
Professional fees	2,470	3,100	5,266
Stationery, printing and supplies	646	644	637
Advertising and marketing	716	1,135	957
Other real estate owned expense	1,758	4,138	27,883
Credit/debit card expense	2,287	2,143	1,717
FDIC insurance	2,068	2,643	3,499
Loan collection expense	1,576	4,333	3,274
Merger-related expense	—	3,498	3,241
Core deposit intangible amortization	1,408	1,407	1,407
Other expense	7,476	5,750	7,092
Total noninterest expense	78,535	84,481	110,206
Income (Loss) from continuing operations, before income taxes	7,966	(157)	(41,017)
Income tax expense (benefit) - continuing operations	(142,492)	1,326	(1,039)
Income (Loss) from continuing operations, net of tax	150,458	(1,483)	(39,978)
Loss from discontinued operations, net of tax	—	—	(27)
Net income (loss)	$150,458	$(1,483)	(40,005)

Weighted average number of shares outstanding - basic	21,852,023	21,731,030	21,368,460
Weighted average number of shares outstanding - diluted	21,864,320	21,731,030	21,368,460
Net income (loss) per share - basic	$6.89	$(0.07)	$(1.87)
Net income (loss) per share - diluted	6.88	(0.07)	(1.87)

See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)	Years Ended December 31,
	2014	2013	2012
Net income (loss)	$150,458	$(1,483)	$(40,005)
Other comprehensive income (loss):
Unrealized gains arising from termination of supplemental executive retirement plans	—	—	440
Tax effect	—	—	(173)
Unrealized gains arising from termination of supplemental executive retirement plans, net of tax	—	—	267
Unrealized holdings gains (losses) arising during the period on available-for-sale securities	19,530	(26,703)	9,684
Tax effect	(7,470)	10,256	(3,824)
Unrealized holdings gains (losses) arising during the period on available-for-sale securities, net of tax	12,060	(16,447)	5,860
Reclassification adjustment for gain on available-for-sale securities included in net income (loss)	(974)	(2,772)	(4,121)
Tax effect	373	1,093	1,627
Reclassification adjustment for gain on available-for-sale securities included in net income (loss), net of tax	(601)	(1,679)	(2,494)
Unrealized loss on interest rate swaps	(537)	—	—
Tax effect	206	—	—
Unrealized gain loss on interest rate swaps, net of tax	(331)	—	—
Reclassification adjustment for loss on interest rate swaps included in net income	12	—	—
Tax effect	(5)	—	—
Reclassification adjustment for loss on interest rate swaps included in net income, net of tax	7	—	—
Reclassification adjustment for net actuarial gain (amortization) on pension and post retirement liability	382	(302)	503
Tax effect	(146)	115	(199)
Net actuarial gain (amortization) on pension and post retirement liability, net of tax	236	(187)	304
Change in pension and post retirement liability	(2,010)	1,690	(481)
Tax effect	769	(659)	190
Change in pension and post-retirement liability, net of tax	(1,241)	1,031	(291)
Other comprehensive income (loss), net of tax	10,130	(17,282)	3,646
Comprehensive income (loss)	$160,588	$(18,765)	$(36,359)

See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity

							Accumulated
(dollars in thousands, except share and per share data)					Common		Other
	Preferred Stock		Common Stock		Stock	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Warrant	Deficit	Income (Loss)	Total
Balance, December 31, 2011	—	$—	21,102,668	$455,166	$—	$(322,182)	$(3,969)	$129,015
Comprehensive loss:
Net loss	—	—	—	—	—	(40,005)	—	(40,005)
Other comprehensive income, net of tax	—	—	—	—	—	—	3,646	3,646
Total comprehensive loss								(36,359)
Stock options and awards:
Compensation expense recognized	—	—	—	3	—	—	—	3
Expense related to 2011 common stock issued	—	—	—	(911)	—	—	—	(911)
Return of common stock not received for fractional shares rounding purposes in the 1:100 reverse stock split	—	—	(586)	—	—	—	—	—
Exercise of warrants related to stock offering	—	—	186	3	—	—	—	3
Restricted stock awards issued to employees	—	—	110,059	—	—	—	—	—
Stock offering, net of issuance costs of $379	—	—	485,788	6,694	—	—	—	6,694
Balance, December 31, 2012	—	$—	21,698,115	$460,955	$—	$(362,187)	$(323)	$98,445
Comprehensive loss:
Net loss	—	—	—	—	—	(1,483)	—	(1,483)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(17,282)	(17,282)
Total comprehensive loss								(18,765)
Stock options and awards:
Compensation expense recognized	—	—	—	628	—	—	—	628
Shares issued as compensation to directors	—	—	5,001	53	—	—	—	53
Restricted stock awards issued to employees and directors	—	—	158,302	—	—	—	—	—
Balance, December 31, 2013	—	$—	21,861,418	$461,636	$—	$(363,670)	$(17,605)	$80,361
Comprehensive income:
Net income	—	—	—	—	—	150,458	—	150,458
Other comprehensive income, net of tax	—	—	—	—	—	—	10,130	10,130
Total comprehensive income								160,588
Stock offering, net of issuance costs of $18	—	—	2,367,425	24,982	—	—	—	24,982
Reclass of warrant upon expiration of down-round term	—	—	—	56	—	—	—	56
Stock options and awards:
Compensation expense recognized	—	—	—	853	—	—	—	853
Restricted stock awards issued to employees and directors, net of cancellations	—	—	(50,343)	—	—	—	—	—
Shares issued as compensation to directors	—	—	7,423	76	—	—	—	76
Balance, December 31, 2014	—	$—	24,185,923	$487,603	$—	$(213,212)	$(7,475)	$266,916

See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

(dollars in thousands)	Years Ended December 31,
	2014	2013	2012
Operating Activities
Net income (loss)	$150,458	$(1,483)	(40,005)
Net loss from discontinued operations	—	—	(27)
Net income (loss) from continuing operations	150,458	(1,483)	(39,978)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	3,811	3,646	3,794
Provision for (Recovery of) loan losses	(5,371)	523	14,049
Deferred income taxes	(142,492)	1,326	(1,039)
Deferred loan fees and costs, net	324	(251)	(2,714)
Premium amortization and discount accretion of investment securities, net	2,294	4,061	8,273
Net gain on sale of investment securities	(974)	(2,772)	(4,121)
Amortization of core deposit premiums	1,408	1,407	1,407
Net accretion of purchase accounting adjustments	(10,075)	(16,958)	(24,813)
Stock compensation expense	929	681	3
Increase in cash surrender value of bank-owned life insurance, net	(1,146)	(1,148)	(1,277)
Loans held for sale:
Origination of loans held for sale	(59,470)	(114,104)	(86,611)
Net proceeds from sale of loans held for sale	59,103	121,080	80,975
Net gain on sale of loans held for sale	(593)	(1,838)	(1,338)
Mortgage servicing rights capitalized	(644)	(1,131)	(750)
Mortgage servicing rights amortization and impairment	470	305	24
Net gain on sale of premises and equipment	59	538	—
Net loss on sales and write-downs of other real estate owned	754	3,921	21,787
Changes in assets and liabilities:
(Increase) Decrease in accrued interest receivable and other assets	2,405	(293)	334
Decrease in accrued interest payable and other liabilities	(469)	(1,997)	(3,092)
Net cash provided by (used in) operating activities of continuing operations	781	(4,487)	(35,087)
Net effect of discontinued operations	—	—	(874)
Net cash provided by (used in) operating activities	781	(4,487)	(35,961)
Investing Activities
Available-for-sale securities:
Proceeds from sales	37,239	177,826	212,609
Proceeds from maturities, calls and principal repayments	44,970	72,263	147,209
Purchases	—	(127,794)	(490,447)
Held-to-maturity securities:
Proceeds from maturities, calls and principal repayments	8,935	3,416	—
Purchases	—	(155,394)	—
Net (increase) decrease in loans held for investment	(139,711)	(28,776)	20,000
Proceeds from sales of other real estate owned	10,150	37,785	50,780
Improvements to other real estate owned	—	—	(26)
Adjustment to goodwill from valuation adjustment on acquired OREO	—	—	(300)
Purchases of premises and equipment	(2,001)	(3,326)	(2,889)
Proceeds from sales of premises and equipment	282	920	58
Net cash paid for acquisition	—	—	(911)
Net cash used in investing activities	(40,136)	(23,080)	(63,917)
Financing Activities
Net increase (decrease) in deposits	45,715	(157,810)	(220,420)
Increase (Decrease) in retail repurchase agreements	2,159	(1,758)	(163)
Increase (Decrease) in Federal Home Loan Bank advances	(5,049)	14,955	(42)
Issuance of common stock, net of expense	24,982	—	6,694
Exercise of warrants related to stock offering	—	—	3
Net cash provided by (used) in financing activities	67,807	(144,613)	(213,928)
Net (Decrease) Increase in Cash and Cash Equivalents	28,452	(172,180)	(313,806)
Cash and Cash Equivalents at Beginning of Period	67,430	239,610	553,416
Cash and Cash Equivalents at End of Period	$95,882	$67,430	$239,610

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$9,090	$10,093	$16,234
Income taxes, net of refunds	—	58	—
Noncash transactions:
Foreclosed loans transferred to other real estate owned	4,372	15,001	32,565
Loans to facilitate the sale of other real estate owned	1,699	7,696	7,211
Transfer of loans from held for investment to held for sale	—	—	600
Transfer of loans from held for sale to held for investment	—	—	3,885
Transfer of fixed assets to other assets	2,136	—	—
Unrealized securities gains (losses), net of income taxes	11,459	(18,126)	3,366
Employee benefit plan costs, net of income taxes	(1,005)	844	280
Unrealized loss on interest rate swap, net of income taxes	(324)	—	—
Reclass of warrant upon expiration of down-round term	(56)	—	—
See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Notes to Consolidated Financial Statements

1. Nature of Operations and Basis of Presentation
Nature of Operations/Consolidation
CommunityOne Bancorp, ("COB" or the "Company" - also referred to as “us” or “we” and our subsidiaries on a consolidated basis), is a bank holding company headquartered in Charlotte, North Carolina and incorporated in 1984 under the laws of the State of North Carolina. Through our ownership of CommunityOne Bank, N.A., or the "Bank," a national banking association founded in 1907 and headquartered in Asheboro, North Carolina, we offer a complete line of consumer, mortgage and business banking services, including loan, deposit, treasury management, online and mobile banking services, as well as wealth management and trust services, to individual and small and middle market businesses through financial centers located throughout central, southern and western North Carolina. Our strategy is to grow the Company organically by focusing on meeting the financial needs of customers in our market area by providing a suite of quality financial products and services through local and experienced bankers and lenders located in branches and loan production offices in our customers’ local market. We also offer the convenience of online and mobile banking capabilities. In addition to organic growth, our strategy is to grow through merger and acquisition activity in our markets, should attractive opportunities present themselves. We define our market as communities located in North Carolina, as well as adjoining markets in South Carolina and Virginia.
In July 2013, we changed our name from FNB United Corp. to CommunityOne Bancorp, and our stock symbol from FNBN to COB.
Basis of Presentation
The accounting and reporting policies of COB are in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany balances and transactions have been eliminated.
Use of Estimates
We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowances for loan losses (“ALL”), the carrying value of other real estate owned (“OREO”), the carrying value of investment securities, the carrying value of purchased impaired loans and the valuation of deferred tax assets.
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
We intend to hold securities classified as available-for-sale securities for an indefinite period of time but may sell them prior to maturity. All other securities, which COB has the positive intent and ability to hold to maturity, are classified as held-to-maturity securities. At December 31, 2014, and December 31, 2013, we have securities with an amortized cost of $142.5 million and $151.8 million in the held-to-maturity portfolio.
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
Loans Held for Sale
In the second quarter of 2012, we re-entered the business of originating residential mortgage loans under various loan programs, to be sold in the secondary market. At December 31, 2014 and December 31, 2013, loans held for sale consist of such residential mortgage loans which have not yet been sold. The loans held for sale are carried at the aggregate lower of cost or fair value less estimated costs to sell.
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
For all classes within all loan portfolios, cash receipts received on nonaccrual loans are generally applied against principal until the loan has been collected in full, after which time any additional cash receipts are recognized as interest income.
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
At December 31, 2014 and December 31, 2013 an ALL of $3.5 million and $5.9 million, respectively, was required for the acquired Granite loans. In addition, the acquired Granite loans are recorded on an accruing basis. We recorded $9.6 million, $16.0 million and $20.5 million in accretable yield during 2014, 2013 and 2012, respectively, on the Granite loans.
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
COB lends primarily in North Carolina. As of December 31, 2014, a substantial majority of the principal amount of the loans held for investment in its portfolio was to businesses and individuals in North Carolina. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the ALL. Management believes the ALL is adequate to cover estimated losses on loans at each balance sheet date.
In addition, as an integral part of the examination process, the OCC periodically reviews the Bank's ALL. The OCC may require the Bank to recognize adjustments to the allowance based on its judgment about information available to it at the time of its examination.
Other Real Estate Owned
Other real estate owned ("OREO"), represents properties acquired through foreclosure or deed in lieu thereof. The property is classified as held for sale. The property is initially carried at fair value based on recent appraisals, less estimated costs to sell. Declines in the fair value of properties included in OREO below carrying value are recognized by a charge to income.
Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight line basis over the estimated useful lives of the assets as follows: buildings and improvements, 10 to 50 years, and furniture and equipment, 3 to 10 years. Leasehold improvements are amortized on a straight line basis over the shorter of the estimated life of the improvement or the term of the lease.
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
Intangible assets with estimable useful lives are amortized over such useful lives to their estimated residual values. Core deposit intangible assets ("CDI"), is recognized apart from goodwill at the time of acquisition based on market valuations prepared by independent third parties. In preparing such valuations, the third parties consider variables such as deposit servicing costs, attrition rates, and market discount rates. CDI assets are amortized to expense over their useful lives, which we have estimated to range from 8 to 10 years. CDI is reviewed for impairment quarterly or earlier if events or changes in circumstances indicate that their carrying values may not be recoverable. If the recoverable amount of CDI is determined to be less than its carrying value, we would then measure the amount of impairment based on an estimate of the intangible asset's fair value at that time. If the fair value is below the carrying value, the intangible asset is reduced to such fair value and the impairment is recognized as noninterest expense in the statements of operations.
Mortgage Servicing Rights (“MSRs”)
The rights to service mortgage loans for others are included in core deposit premiums and other intangibles in the consolidated balance sheet. MSRs are recorded at fair value on an ongoing basis, with changes in fair value recorded in the results of operations. A fair value analysis of MSRs is performed on a quarterly basis. The Bank resumed the sale of mortgage loans to Fannie Mae beginning in the second quarter of 2012, following Fannie Mae's approval of the Bank as a Seller Servicer.
Income Taxes
Income tax expense includes both a current provision based on the amounts computed for income tax return purposes and a deferred provision that results from application of the asset and liability method of accounting for deferred taxes. Under the asset and liability method, deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. If sufficient evidence is not available to support a determination that it is more likely than not that all or a portion of a deferred tax asset will be realized then a valuation allowance must be recorded to the extent the asset cannot be realized.

Management must consider all available evidence, both positive and negative, in applying its judgment to determine whether a valuation allowance is necessary. Evidence includes but is not limited to a history of cumulative losses, the circumstances under which such losses arose, reliable forecasts of future taxable income, availability of prudent tax planning initiatives, and length of the remaining carryforward period.
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
Comprehensive Income
Comprehensive income is defined as the change in equity of an enterprise during a period from transactions and other events and circumstances from non-owner sources and, accordingly, includes both net income and amounts referred to as other comprehensive income. The items of other comprehensive income are included in the consolidated statement of comprehensive loss. The accumulated balance of other comprehensive loss is included in the shareholders’ equity section of the consolidated balance sheet. COB’s components of accumulated other comprehensive loss for each period presented include unrealized gains (losses) on investment securities classified as available-for-sale, interest rate swaps and the effect of the defined benefit pension and other postretirement plans for employees.
For the twelve months ended December 31, 2014, 2013 and 2012, total other comprehensive income (loss) was $160.6 million, $(18.8) million and $(36.4) million, respectively. The deferred income tax benefit related to the components of other comprehensive loss amounted to $6.5 million, $11.0 million and $2.2 million respectively, for the same periods as previously mentioned.
The accumulated balances related to each component of other comprehensive loss are as follows:

(dollars in thousands)	December 31, 2014		December 31, 2013		December 31, 2012
	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Net unrealized securities gains (losses)	$(4,885)	$(3,017)	$(23,443)	$(14,476)	$6,032	$3,650
Interest rate swaps	(525)	(324)	—	—	—	—
Pension, other postretirement and postemployment benefit plan adjustments	(6,696)	(4,134)	(5,068)	(3,129)	(6,566)	(3,973)
Accumulated other comprehensive loss	$(12,106)	$(7,475)	$(28,511)	$(17,605)	$(534)	$(323)
Employee Benefit Plans
COB has a matching retirement/savings plan, a postretirement benefit plan, and a defined benefit pension plan. The Company also had three noncontributory, nonqualified supplemental executive retirement plans (“SERPs”) covering certain employees, all of which have been terminated.

COB’s matching defined contribution retirement/savings plan permits eligible employees to make contributions to the plan up to a specified percentage of compensation as defined by the plan. A portion of the employee contributions are matched by COB based on the plan formula, which is $.50 for each dollar on the first 6% of eligible pay deferred by the employee under the plan. Additionally, commencing in 2007, COB on a discretionary basis may make an annual contribution up to a specified percentage of compensation as defined by the plan to the account of each eligible employee. COB did not make a discretionary contribution in 2014, 2013 or 2012. The matching and discretionary contributions amounted to $0.6 million in 2014, $0.5 million in 2013, and $0.6 million in 2012.

The postretirement benefit plan provides medical and life insurance benefits to retirees who obtained certain age and service requirements. Postretirement benefit costs, which are actuarially determined using the attribution method and recorded on an unfunded basis, are charged to current operations and credited to a liability account on the consolidated balance sheet. Effective December 31, 2006, no new employees are eligible to enter the postretirement medical and life insurance plan. Employees who had obtained certain age and service qualifications continued to accrue benefits through December 31, 2010. Benefits are based on the employee's years of service at retirement. Only employees who qualified for continued benefit accrual are eligible for benefits under this plan.

The defined benefit pension plan was frozen in 2006 and no additional employees are eligible to enter the plan. Employees who had obtained certain age and service qualifications continued to accrue benefits through December 31, 2010. Benefits are based on the employee’s compensation, years of service and age at retirement. Defined benefit pension costs, which are actuarially determined using the projected unit credit method, are charged to current operations. Pension costs of $0.1 million, $0.3 million and $0.4 million were recognized during 2014, 2013 and 2012, respectively. Annual funding contributions are made up to the maximum amounts allowable for Federal income tax purposes.

The three noncontributory, nonqualified SERPs cover certain executives and pay benefits based on factors similar to those for the defined benefit pension plan, with offsets related to amounts payable under the pension plan and social security benefits. SERP costs, which are actuarially determined using the projected unit credit method and recorded on an unfunded basis, are charged to current operations and credited to a liability account on the consolidated balance sheet.

In 2010, the Board of Directors approved an amendment to one of the SERPs which stopped additional benefit accrual under the plan after December 31, 2010. This action did not impact a participant's vested or accrued benefit in the plan. In September 2012, the Board of Directors approved an amendment to terminate this plan. The amendment provides for lump sum cash distributions of participant benefits in accordance with Internal Revenue Code Section 409A. Based on the decision to terminate the SERP by providing a lump sum settlement, a deferred gain of $0.4 million was recorded in other comprehensive income in 2012, and was recognized into earnings when payments were made in 2013. The second SERP was terminated in September 2012 and all remaining payments were made in 2013. The third SERP covered a former executive, and terminated upon that executive's death in 2014. The final payment will be made in 2015.
See Note 14 “Employee Benefit Plans” for additional information on all benefit plans described below.

COB also offers medical, dental, life, long-term disability, and vision care to its employees and shares in the costs of these programs.
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
COB classifies its derivative financial instruments as either a hedge of an exposure to changes in the fair value of a recorded asset or liability, or a fair value hedge, or a hedge of an exposure to changes in the cash flows of a recognized asset, liability or forecasted transaction, or a cash flow hedge. COB has master netting agreements with the derivatives dealers with which it does business, but reflects gross gains and losses on the Consolidated Statements of Operations and Balance Sheets.
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
2. Acquisition of Bank of Granite Corporation
On October 21, 2011, as part of the recapitalization of COB, COB acquired Granite Corp., through the merger of a wholly owned subsidiary of COB merging into Granite Corp. The merger was part of the Company’s recapitalization strategy, a condition to the closing of the investment agreements with our Anchor Investors in the recapitalization, and was a 100% stock exchange transaction. The merger allowed us to improve efficiencies and opened new markets for us. Upon consummation of the merger, each outstanding share of Granite Corp.’s common stock, par value $1.00 per share, other than shares held by COB, Granite Corp.’s and shares owned in a fiduciary capacity or as a result of debts previously contracted, was converted into the right to receive 3.375 shares of COB common stock, resulting in COB issuing approximately 521,595 shares (adjusted for a reverse stock split effective October 31, 2011) of COB common stock to Granite Corp.’s stockholders.
Granite Corp. was a Delaware corporation organized on June 1, 1987, which was registered as a bank holding company due to its ownership of Granite, a North Carolina chartered bank which had been in existence and continuously operating since August 2, 1906. Granite conducted banking business operations from 17 full-service branches located in Burke, Caldwell, Catawba, Forsyth, Iredell, Mecklenburg, Watauga, and Wilkes counties in North Carolina. We completed the merger of the Bank and Granite effective June 8, 2013.
Granite Corp. also owned Granite Mortgage, Inc. (“Granite Mortgage”), a North Carolina corporation which ceased mortgage operations in July 2009, filed for Chapter 11 bankruptcy on February 15, 2012, and was dissolved on May 5, 2014.
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

3. Discontinued Operations
All operations of Dover, a subsidiary of the Bank, were discontinued as of March 17, 2011. Dover, acquired in 2003, originated, underwrote and closed mortgage loans for sale into the secondary market. It maintained a retail origination network based in Charlotte, North Carolina, which originated loans for properties located in North Carolina. Dover also engaged in the wholesale mortgage origination business and conducted retail mortgage origination business outside of North Carolina. Operations outside of the State of North Carolina and the wholesale mortgage origination business were discontinued in February 2011, and all remaining operations were discontinued on March 17, 2011. Dover filed for Chapter 11 bankruptcy on February 15, 2012 in the United States Bankruptcy Court for the Western District of North Carolina. All of the assets and liabilities of Dover were written off at that time. Dover was dissolved on April 28, 2014.
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
There were no assets and liabilities of discontinued operations as of December 31, 2014 and December 31, 2013.

There was no financial activity related to discontinued operations during 2014 and 2013. Net loss from discontinued operations, net of tax, for the year ended December 31, 2012 was $27,000.

4. Intangible Assets
Business Combinations
Unamortized Intangible Assets (Goodwill)
COB conducted an annual goodwill impairment test as of September 30, 2014, and determined there was no impairment to goodwill. The goodwill relates to the Granite acquisition.
For intangible assets related to business combinations, the following is a summary of the changes in the balance of unamortized intangible assets (goodwill) during the years ended December 31, 2014, 2013 and 2012:

(dollars in thousands)	For the Twelve Months Ended December 31,
	2014	2013	2012
Gross balance at beginning of year	$4,205	$4,205	$3,905
Accumulated impairment balance beginning of year	—	—	—
Effect of Granite merger	—	—	300
Impairment	—	—	—
Accumulated balance at end of year	$4,205	$4,205	$4,205
Amortized Intangible Assets
Core Deposit Premium
For intangible assets related to business combinations, the following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets and the carrying amount of unamortized intangible assets:

(dollars in thousands)	As of December 31,
	2014	2013
Core deposit premium related to whole bank acquisitions:
Carrying amount	$13,102	$13,102
Accumulated amortization	9,147	7,739
Net core deposit premium	$3,955	$5,363
Amortization of core deposit premium intangibles totaled approximately $1.4 million in 2014, $1.4 million in 2013 and $1.4 million in 2012.
The following table presents the estimated amortization expense for intangible assets related to business combinations for each of the five calendar years ending December 31, 2019 and the estimated amount amortizable thereafter. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

(dollars in thousands)	Estimated Amortization Expense
2015	$1,385
2016	834
2017	613
2018	613
2019	510
Total	$3,955
Mortgage Servicing Rights
Mortgage loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others amounted to $235.0 million and $190.2 million at December 31, 2014 and 2013, respectively, and the fair value of mortgage servicing rights was $1.7 million and $1.6 million as of the same dates.

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
The following table summarizes the amortized cost and estimated fair value of investment securities and presents the related gross unrealized gains and losses:

December 31, 2014
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of U.S. government sponsored enterprises	$2,028	$16	$—	$2,044
Residential mortgage-backed securities-GSE	295,300	438	5,593	290,145
Residential mortgage-backed securities-Private	16,455	820	4	17,271
Commercial mortgage backed securities-GSE	22,377	—	419	21,958
Commercial mortgage-backed securities-Private	10,365	—	150	10,215
Corporate notes	8,399	8	—	8,407
Total available-for-sale	$354,924	$1,282	$6,166	$350,040
Held-to-Maturity:
Residential mortgage-backed securities-GSE	132,396	116	1,635	130,877
Commercial mortgage-backed securities-Private	10,065	—	67	9,998
Total held-to-maturity	$142,461	$116	$1,702	$140,875
Total investment securities	$497,385	$1,398	$7,868	$490,915

December 31, 2013
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of U.S. government sponsored enterprises	$2,051	$26	$—	$2,077
Business Development Company investment	1,753	984	—	2,737
Residential mortgage-backed securities-GSE	364,513	974	24,340	341,147
Residential mortgage-backed securities-Private	19,770	982	—	20,752
Commercial mortgage backed securities-GSE	22,767	—	1,328	21,439
Commercial mortgage backed securities-Private	10,408	—	823	9,585
Corporate notes	16,795	82	—	16,877
Total available-for-sale	$438,057	$3,048	$26,491	$414,614
Held-to-Maturity:
Residential mortgage-backed securities-GSE	141,724	—	9,907	131,817
Commercial mortgage-backed securities-Private	10,071	—	763	9,308
Total held-to-maturity	$151,795	$—	$10,670	$141,125
Total investment securities	$589,852	$3,048	$37,161	$555,739
As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB based generally upon the balances of total assets and FHLB advances. FHLB capital stock is pledged to secure FHLB advances. This investment is carried at cost since no ready market exists for FHLB stock and there is no quoted market value. However, redemption of this stock has historically been at par value. The Bank owned a total of $4.9 million of FHLB stock at December 31, 2014 and $5.9 million at December 31, 2013. Due to the redemption provisions of FHLB stock, we estimate that fair value approximates cost and that this investment is not impaired at December 31, 2014. FHLB stock is included in other assets at its original cost basis.

As a member bank of the Federal Reserve Bank of Richmond (“FRBR”), the Bank also is required to own capital stock of the FRBR based upon a percentage of the bank's common stock and surplus. This investment is carried at cost since no ready market exists for FRBR stock and there is no quoted market value. At December 31, 2014 and December 31, 2013, the Bank owned a total of $4.7 million and $3.1 million of FRBR stock, respectively. Due to the nature of this investment in an entity of the U.S. government, we have estimated that fair value approximated the cost and that this investment was not impaired at December 31, 2014. FRBR stock is included in other assets at its original cost basis.
These investments recorded at cost are included in Other Assets on the Consolidated Balance Sheets, as follows:

(dollars in thousands)	December 31,
	2014	2013
Federal Home Loan Bank stock	$4,855	$5,878
Federal Reserve Bank stock	4,713	4,264
Total other investments	$9,568	$10,142

Gross gains and losses recognized (by specific identification) on the sale of securities are summarized as follows:

(dollars in thousands)	Years Ended December 31,
	2014	2013	2012
Proceeds from sales of investment securities	$37,239	$177,826	$212,609

Gains on sales of investment securities available-for-sale	1,392	2,953	4,501
Losses on sales of investment securities available-for-sale	(418)	(181)	(380)
Total securities gains, net	$974	$2,772	$4,121

At December 31, 2014, $121.9 million of the investment securities portfolio was pledged to secure public deposits, $16.8 million was pledged to retail repurchase agreements and $173.2 million was pledged to others, principally the FHLB and FRBR, leaving $180.6 million available as unpledged securities collateral. At December 31, 2013, $91.2 million of the investment securities portfolio was pledged to secure public deposits, $18.8 million was pledged to retail repurchase agreement and $77.4 million was pledged to others, leaving $376.3 million available as lendable collateral.
The following tables show our investments' estimated fair value and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2014 and December 31, 2013. The change in unrealized losses during the years ending December 31, 2014 and 2013 was attributed to changes in interest rates and not to changes in the credit quality of these securities. All unrealized losses on investment securities are considered by management to be temporary given the credit quality of these investment securities or the short duration of the unrealized loss, or both.

	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2014
Available-for-Sale:
Residential mortgage-backed securities-GSE	$—	$—	$245,457	$5,593	$245,457	$5,593
Residential mortgage-backed securities-Private	1,154	4	—	—	1,154	4
Commercial mortgage-backed securities-GSE	—	—	21,958	419	21,958	419
Commercial mortgage-backed securities-Private	—	—	10,215	150	10,215	150
Total available-for-sale	$1,154	$4	$277,630	$6,162	$278,784	$6,166
Held-to-Maturity:
Residential mortgage-backed securities-GSE	$—	$—	$112,878	$1,635	$112,878	$1,635
Commercial mortgage-backed securities-Private	—	—	9,998	67	9,998	67
Total held-to-maturity	$—	$—	$122,876	$1,702	$122,876	$1,702
Total	$1,154	$4	$400,506	$7,864	$401,660	$7,868

December 31, 2013
Available-for-Sale:
Residential mortgage-backed securities-GSE	$222,475	$16,585	$76,501	$7,755	$298,976	$24,340
Commercial mortgage-backed securities-GSE	—	—	21,439	1,328	21,439	1,328
Commercial mortgage-backed securities-Private	9,585	823	—	—	9,585	823
Total available-for-sale	$232,060	$17,408	$97,940	$9,083	$330,000	$26,491
Held-to-Maturity:
Residential mortgage-backed securities-GSE	$131,817	$9,907	$—	$—	$131,817	$9,907
Commercial mortgage-backed securities-Private	9,308	763	—	—	9,308	763
Total held-to-maturity	$141,125	$10,670	$—	$—	$141,125	$10,670
Total	$373,185	$28,078	$97,940	$9,083	$471,125	$37,161
At December 31, 2014, there were 33 investment securities that had continuous unrealized losses for more than twelve months. At December 31, 2013, there were 10 investment securities that had continuous unrealized losses for more than twelve months. The unrealized losses relate to fixed-rate debt securities that have incurred fair value reductions due to higher market interest rates and, for certain securities, increased credit spreads since the respective purchase date. The unrealized losses are not likely to reverse unless and until market interest rates and credit spreads decline to the levels that existed when the securities were purchased.
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
COB analyzed its securities portfolio at December 31, 2014 and 2013, and considered ratings, fair value, cash flows and other factors to determine if any of the securities were other than temporarily impaired. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and COB has determined that it is not more likely than not that COB will be required to sell the security before recovery of its amortized cost basis, none of the securities are deemed to be other than temporarily impaired.

The aggregate amortized cost and fair value of securities at December 31, 2014, by remaining contractual maturity, are shown in the following table. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U.S. government sponsored agencies
Due after one year through five years	$2,028	$2,044	$—	$—
Residential mortgage-backed securities-GSE
Due after five years through 10 years	2,327	2,367	—	—
Due after ten years	292,973	287,778	132,396	130,877
Residential mortgage-backed securities-Private
Due after ten years	16,455	17,271	—	—
Commercial mortgage-backed securities-GSE
Due after five years through 10 years	22,377	21,958	—	—
Commercial mortgage-backed securities-Private
Due after ten years	10,365	10,215	10,065	9,998
Corporate notes
Due in one year or less	8,399	8,407	—	—
Total	$354,924	$350,040	$142,461	$140,875

6. Loans and Allowance for Loan Losses
The following table presents an aging analysis of accruing and nonaccruing loans as of December 31, 2014:

(dollars in thousands)	Accruing
	30-59 days past due	60-89 days past due	More than 90 days past due	Nonaccrual	Total past due and nonaccrual	Current and accruing	Total Loans
PC and Originated Loans
Commercial and agricultural	$—	$—	$—	$608	$608	$105,269	$105,877
Real estate - construction	100	—	—	2,307	2,407	66,723	69,130
Real estate - mortgage:
1-4 family residential	2,719	147	—	8,637	11,503	638,364	649,867
Commercial	105	141	—	13,381	13,627	325,356	338,983
Consumer	744	225	5	355	1,329	69,760	71,089
Total	$3,668	$513	$5	$25,288	$29,474	$1,205,472	$1,234,946
PI loans
Commercial and agricultural	$—	$—	$2,232	$—	$2,232	$5,303	$7,535
Real estate - construction	—	—	3,737	—	3,737	5,460	9,197
Real estate - mortgage:
1-4 family residential	579	15	2,209	—	2,803	14,934	17,737
Commercial	287	119	12,964	—	13,370	73,975	87,345
Consumer	2	—	10	—	12	1,016	1,028
Total	$868	$134	$21,152	$—	$22,154	$100,688	$122,842
Total Loans	$4,536	$647	$21,157	$25,288	$51,628	$1,306,160	$1,357,788

The following table presents an aging analysis of accruing and nonaccruing loans as of December 31, 2013:

(dollars in thousands)	Accruing
	30-59 days past due	60-89 days past due	More than 90 days past due	Nonaccrual	Total past due and nonaccrual	Current and accruing	Total Loans
PC and Originated Loans
Commercial and agricultural	$18	$43	$—	$516	$577	$60,946	$61,523
Real estate - construction	168	634	—	4,677	5,479	48,711	54,190
Real estate - mortgage:
1-4 family residential	3,454	522	—	11,580	15,556	593,698	609,254
Commercial	1,765	77	—	18,380	20,222	261,524	281,746
Consumer	56	17	—	12	85	43,798	43,883
Total	$5,461	$1,293	$—	$35,165	$41,919	$1,008,677	$1,050,596
PI loans
Commercial and agricultural	$35	$16	$1,977	$—	$2,028	$8,701	$10,729
Real estate - construction	48	—	2,758	—	2,806	7,087	9,893
Real estate - mortgage:
1-4 family residential	135	9	2,907	—	3,051	23,802	26,853
Commercial	903	—	17,479	—	18,382	94,796	113,178
Consumer	6	—	12	—	18	981	999
Total	$1,127	$25	$25,133	$—	$26,285	$135,367	$161,652
Total Loans	$6,588	$1,318	$25,133	$35,165	$68,204	$1,144,044	$1,212,248
All PI loans are considered to be accruing for all periods presented, in accordance with ASC 310-30.

During the twelve months ended December 31, 2014, we purchased $19.7 million of performing residential mortgage loans, including premiums of $0.3 million. During the twelve months ended December 31, 2013, we purchased $157.6 million of performing residential mortgage loans, including premiums of $1.3 million. These loan purchases are accounted for as PC loans.

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
Loans categorized as Special Mention or worse are considered Criticized. Loans categorized as Substandard or Doubtful are considered Classified. Purchased loans acquired in the Merger are recorded at estimated fair value on the date of acquisition without the carryover of related ALL. The table below includes $27.0 million and $40.5 million in Granite Purchased Loans categorized as Substandard or Doubtful at December 31, 2014 and December 31, 2013, respectively.
The following table presents loans held for investment balances by risk grade as of December 31, 2014:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
	(Ratings 1-5)	(Rating 6)	(Rating 7)	(Rating 8)	Total
Commercial and agricultural	$104,165	$6,318	$2,930	$—	$113,413
Real estate - construction	68,995	2,411	6,921	—	78,327
Real estate - mortgage:
1-4 family residential	646,897	5,363	15,342	—	667,602
Commercial	363,267	25,715	36,984	362	426,328
Consumer	71,350	11	376	381	72,118
Total	$1,254,674	$39,818	$62,553	$743	$1,357,788
The following table presents loans held for investment balances by risk grade as of December 31, 2013:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
	(Ratings 1-5)	(Rating 6)	(Rating 7)	(Rating 8)	Total
Commercial and agricultural	$67,277	$1,262	$3,713	$—	$72,252
Real estate - construction	50,138	3,984	9,961	—	64,083
Real estate - mortgage:
1-4 family residential	601,304	10,887	23,916	—	636,107
Commercial	307,661	29,711	57,552	—	394,924
Consumer	44,450	40	47	345	44,882
Total	$1,070,830	$45,884	$95,189	$345	$1,212,248
Loans included in the preceding loan composition table are net of participations sold. Loans are increased by net loan premiums and deferred loan costs of $3.2 million at December 31, 2014 and $3.6 million at December 31, 2013.
At December 31, 2014 and 2013, loans held for sale consisted of originated residential mortgage loans held for sale at the lower of cost or fair market value.
Loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balance of loans serviced for others amounted to $235.0 million at December 31, 2014 and $190.2 million at December 31, 2013.
Loans Pledged
To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans. Investment securities of $124.6 million and $24.1 million and gross loans of $127.2 million and $169.5 million were pledged to collateralize FHLB advances and letters of credit at December 31, 2014 and December 31, 2013, respectively, of which there was $130.8 million and $31.8 million of credit availability for borrowing, respectively. At December 31, 2014, $48.6 million of securities and $5.3 million of loans were pledged to collateralize potential borrowings from the Federal Reserve Discount Window, of which $52.0 million was available as borrowing capacity. We could also access $202.5 million of additional borrowings from the FHLB under credit lines by pledging additional collateral.
Nonaccruing and Impaired Loans
Interest income on loans is calculated by using the interest method based on the daily outstanding balance. The recognition of interest income is discontinued when, in management's opinion, the collection of all or a portion of interest becomes doubtful. Loans are returned to accrual status when the factors indicating doubtful collectability cease to exist and the loan has performed in accordance with its terms for a demonstrated period of time. The past due status of loans is based on the contractual payment terms. Had nonaccruing loans been on accruing status, interest income would have been higher by $3.7 million and $4.7 million for the twelve months ended December 31, 2014 and December 31, 2013, respectively. At December 31, 2014 and December 31,

2013, COB had certain impaired loans of $25.3 million and $35.2 million, respectively, which were on nonaccruing interest status.
The following table summarizes information relative to impaired loans for the dates indicated:

	December 31, 2014		December 31, 2013
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, not individually reviewed for impairment	$4,967	$—	$4,612	$—
Impaired loans, individually reviewed, with no reserves	26,631	—	39,866	—
Impaired loans, individually reviewed, with reserves	7,851	418	2,965	927
Total impaired loans, excluding purchased impaired *	$39,449	418	$47,443	927

Purchased impaired loans with subsequent deterioration	$118,701	3,237	$161,307	5,560
Purchased impaired loans with no subsequent deterioration	4,141	—	344	—
Total Reserves		$3,655		$6,487

Average impaired loans, excluding purchased impaired, calculated using a simple average	$43,446		$65,527
* Included at December 31, 2014 and December 31, 2013 were $14.1 million and $12.1 million, respectively, in restructured and performing loans.
The following table presents loans held for investment on nonaccrual status by loan class for the dates indicated:

(dollars in thousands)
	December 31, 2014	December 31, 2013
Loans held for investment:
Commercial and agricultural	$608	$516
Real estate - construction	2,307	4,677
Real estate - mortgage:
1-4 family residential	8,637	11,580
Commercial	13,381	18,380
Consumer	355	12
Total nonaccrual loans	25,288	35,165
Loans more than 90 days delinquent, still on accrual	5	—
Total nonperforming loans	$25,293	$35,165
There were no loans held for sale on nonaccrual status as of December 31, 2014 or December 31, 2013.

The following table presents individually reviewed impaired loans and purchased impaired loans with subsequent credit deterioration, segregated by portfolio segment, and the corresponding reserve for impaired loan losses as of December 31, 2014:

		Unpaid
(dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$—	$—	$—
Real estate - construction	2,344	2,898	—
Real estate - mortgage:
1-4 family residential	8,115	10,238	—
Commercial	16,172	22,060	—
Consumer	—	—	—
Total	$26,631	$35,196	$—
With an allowance recorded:
Commercial and agricultural	$498	$498	$58
Real estate - construction	—	—	—
Real estate - mortgage:
1-4 family residential	3,294	3,676	331
Commercial	4,059	4,228	29
Consumer	—	—	—
Total	$7,851	$8,402	$418
Total individually evaluated impaired loans:
Commercial and agricultural	$498	$498	$58
Real estate - construction	2,344	2,898	—
Real estate - mortgage:
1-4 family residential	11,409	13,914	331
Commercial	20,231	26,288	29
Consumer	—	—	—
Total	$34,482	$43,598	$418
PI loans with subsequent credit deterioration:
Commercial and agricultural	$7,535	$6,149	$257
Real estate - construction	8,619	9,855	507
Real estate - mortgage:
1-4 family residential	14,174	15,278	199
Commercial	87,345	90,830	2,085
Consumer	1,028	667	189
Total	$118,701	$122,779	$3,237

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
Total individually evaluated impaired loans:
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

The following summary includes impaired loans individually reviewed as well as impaired loans held for sale. Average recorded investment and interest income recognized on impaired loans, segregated by portfolio segment, is shown in the following tables as of December 31, 2014 and December 31, 2013:

	For Twelve Months Ended		For Twelve Months Ended		For Twelve Months Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	Average	Interest	Average	Interest	Average	Interest
(dollars in thousands)	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and agricultural	$—	$—	$784	$8	$1,989	$42
Real estate - construction	2,867	40	9,075	35	15,130	92
Real estate - mortgage:
1-4 family residential	8,797	131	11,920	100	18,237	204
Commercial	17,574	354	29,384	254	35,765	286
Consumer	—	—	—	—	—	—
Total	$29,238	$525	$51,163	$397	$71,121	$624
With an allowance recorded:
Commercial and agricultural	$535	$20	$283	$5	$706	$16
Real estate - construction	—	—	638	9	1,762	—
Real estate - mortgage:
1-4 family residential	3,148	75	2,713	20	1,764	61
Commercial	4,149	196	4,127	4	13,069	445
Consumer	—	—	83	1	—	—
Total	$7,832	$291	$7,844	$39	$17,301	$522
Total:
Commercial and agricultural	$535	$20	$1,067	$13	$2,695	$58
Real estate - construction	2,867	40	9,713	44	16,892	92
Real estate - mortgage:
1-4 family residential	11,945	206	14,633	120	20,001	265
Commercial	21,723	550	33,511	258	48,834	731
Consumer	—	—	83	1	—	—
Total	$37,070	$816	$59,007	$436	$88,422	$1,146
Impaired loans also include loans for which we may elect to grant a concession, providing terms more favorable than those prevalent in the market (e.g., rate, amortization term), and formally restructure due to the weakening credit status of a borrower. Restructuring is designed to facilitate a repayment plan that minimizes the potential losses that we otherwise may have to incur. If these impaired loans are on nonaccruing status as of the date of restructuring, the loans are included in nonperforming loans. Nonaccruing restructured loans will remain as nonaccruing until the borrower can demonstrate adherence to the restructured terms for a period of no less than six months and when it is otherwise determined that continued adherence is reasonably assured. Some restructured loans continue as accruing loans after restructuring if the borrower is not past due at the time of restructuring, adequate collateral valuations support the restructured loans, and the cash flows of the underlying business appear adequate to support the restructured debt service. Not included in nonaccruing loans are loans that have been restructured that were performing as of the restructure date. At December 31, 2014, there was $19.4 million in restructured loans, of which $14.1 million were accruing and in a performing status. At December 31, 2013, there was $18.1 million in restructured loans, of which $12.1 million were accruing and in a performing status.
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
The following table presents sold loans by portfolio segment for the periods indicated below:

	For the Twelve Months Ended			For the Twelve Months Ended
	December 31, 2014			December 31, 2013
(dollars in thousands)	Number	Recorded	Contract	Number	Recorded	Contract
	of Loans	Investment	Pricing	of Loans	Investment	Pricing
Commercial and agricultural	—	$—	$—	—	$—	$—
Real estate - construction	—	—	—	—	—	—
Real estate - mortgage:
1-4 family residential	—	—	—	—	—	—
Commercial	—	—	—	3	1,747	1,244
Consumer	—	—	—	—	—	—
Total	—	$—	$—	3	$1,747	$1,244
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
At December 31, 2014, and December 31, 2013, our financial statements reflected a PI loan ALL of $3.2 million and $5.6 million, respectively, and an ALL for PC loans of $0.3 million and $0.3 million, respectively.

The following tables present the balance of all Granite Purchased Loans:

	At December 31, 2014
(dollars in thousands)	Purchased Impaired	Purchased Contractual	Total Purchased Loans	Unpaid Principal Balance
Commercial and agricultural	$7,535	$4,288	$11,823	$10,508
Real estate - construction	9,197	—	9,197	10,463
Real estate - mortgage:
1-4 family residential	17,737	21,660	39,397	41,295
Commercial	87,345	—	87,345	90,830
Consumer	1,028	—	1,028	678
Total	$122,842	$25,948	$148,790	$153,774

	At December 31, 2013
(dollars in thousands)	Purchased Impaired	Purchased Contractual	Total Purchased Loans	Unpaid Principal Balance
Commercial and agricultural	$10,729	$5,948	$16,677	$16,452
Real estate - construction	9,893	—	9,893	11,368
Real estate - mortgage:
1-4 family residential	26,853	22,127	48,980	51,359
Commercial	113,178	373	113,551	122,197
Consumer	999	—	999	798
Total	$161,652	$28,448	$190,100	$202,174

The table below includes only those Granite Purchased Loans accounted for under the expected cash flow method (PI loans) for the periods indicated. These tables do not include PC loans, including Granite Purchased PC loans or purchased performing residential mortgage loans.

	For Twelve Months Ended		For Twelve Months Ended
	December 31, 2014		December 31, 2013
	Purchased Impaired		Purchased Impaired
(dollars in thousands)	Carrying Amount	Future Accretion	Carrying Amount	Future Accretion
Balance, beginning of period	$161,652	$29,989	$228,392	$30,300
Accretion	9,563	(9,563)	16,032	(16,032)
Increase in future accretion	—	4,472	—	15,721
Reclassification of loans and adjustments	(4,180)	—	—	—
Payments received	(43,314)	—	(80,258)	—
Foreclosed and transferred to OREO	(879)	—	(2,514)	—
Subtotal before allowance	122,842	24,898	161,652	29,989
Allowance for credit losses	(3,237)	—	(5,560)	—
Net carrying amount, end of period	$119,605	$24,898	$156,092	$29,989

Allowance for Loan Losses
An analysis of the changes in the ALL is as follows:

(dollars in thousands)	2014	2013	2012
Balance, beginning of period	$26,785	$29,314	39,360
Provision for (recovery of) losses	(5,371)	523	14,049
Net charge-offs:
Charge-offs	(7,703)	(13,344)	(30,968)
Recoveries	6,634	10,292	6,873
Net charge-offs	(1,069)	(3,052)	(24,095)
Balance, end of period	$20,345	$26,785	29,314
Annualized net charge-offs during the period to average loans held for investment	0.08%	0.26%	2.13%
Annualized net charge-offs during the period to ALL	5.25%	11.39%	82.20%
Allowance for loan losses to loans held for investment (1)	1.50%	2.21%	2.41%
(1) Excludes discontinued operations
During the year ended December 31, 2014, we charged off $7.7 million in loans and realized $6.6 million in recoveries, for $1.1 million of net charge-offs. The majority of the loans charged off were loans that were previously impaired and had specific reserves assigned in prior periods.
The ALL, as a percentage of loans held for investment, was 1.50% at December 31, 2014, compared to 2.21% at December 31, 2013.
The following table presents ALL activity by portfolio segment for the year ended December 31, 2014:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total

ALL:
Beginning balance at January 1, 2014	$2,931	$5,233	$8,869	$7,195	$2,557	$26,785
Charge-offs	(1,449)	(719)	(1,273)	(1,746)	(2,516)	(7,703)
Recoveries	951	2,110	1,187	1,165	1,221	6,634
Provision (Recovery)	1,482	(3,461)	(2,936)	(2,435)	1,979	(5,371)
Ending balance at December 31, 2014	$3,915	$3,163	$5,847	$4,179	$3,241	$20,345
The following table presents ALL activity by portfolio segment for the year ended December 31, 2013:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Beginning balance at January 1, 2013	$3,238	$4,987	$8,701	$9,627	$2,761	$29,314
Charge-offs	(1,277)	(1,080)	(4,032)	(2,808)	(4,147)	(13,344)
Recoveries	1,623	2,681	1,266	3,048	1,674	10,292
Provision (Recovery)	(653)	(1,355)	2,934	(2,672)	2,269	523
Ending balance at December 31, 2013	$2,931	$5,233	$8,869	$7,195	$2,557	$26,785

The following table presents ALL activity by portfolio segment for the year ended December 31, 2012:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Beginning balance at January 1, 2012	$5,776	$11,995	$8,885	$11,063	$1,641	$39,360
Charge-offs	(3,494)	(11,084)	(6,422)	(5,510)	(4,458)	(30,968)
Recoveries	991	3,237	573	852	1,220	6,873
Provision (Recovery)	(35)	839	5,665	3,222	4,358	14,049
Ending balance at December 31, 2012	$3,238	$4,987	$8,701	$9,627	$2,761	$29,314

The following table details the recorded investment in loans related to each segment in the allowance for loan losses by portfolio segment and disaggregated on the basis of impairment evaluation methodology at December 31, 2014:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Individually evaluated for impairment	$58	$—	$331	$29	$—	$418
Collectively evaluated for impairment	3,600	2,656	5,317	2,065	3,052	16,690
PI loans evaluated for credit impairment	257	507	199	2,085	189	3,237
PI loans with no credit deterioration	—	—	—	—	—	—
Total ALL	$3,915	$3,163	$5,847	$4,179	$3,241	$20,345
Loans held for investment:
Individually evaluated for impairment	$498	$2,344	$11,409	$20,231	$—	$34,482
Collectively evaluated for impairment	105,380	66,786	638,456	318,752	71,090	1,200,464
PI loans with subsequent credit deterioration	7,535	8,619	14,174	87,345	1,028	118,701
PI loans with no credit deterioration	—	578	3,563	—	—	4,141
Total loans held for investment	$113,413	$78,327	$667,602	$426,328	$72,118	$1,357,788
The following table details the recorded investment in loans related to each segment in the allowance for loan losses by portfolio segment and disaggregated on the basis of impairment evaluation methodology at December 31, 2013:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Individually evaluated for impairment	$—	$—	$927	$—	$—	$927
Collectively evaluated for impairment	2,549	4,218	7,218	3,944	2,369	20,298
PI loans evaluated for credit impairment	382	1,015	724	3,251	188	5,560
PI loans with no credit deterioration	—	—	—	—	—	—
Total ALL	$2,931	$5,233	$8,869	$7,195	$2,557	$26,785
Loans held for investment:
Individually evaluated for impairment	$398	$4,734	$14,119	$23,579	$—	$42,830
Collectively evaluated for impairment	61,125	49,457	595,135	258,167	43,883	1,007,767
PI loans with subsequent credit deterioration	10,729	9,792	26,628	113,178	980	161,307
PI loans with no credit deterioration	—	100	225	—	19	344
Total loans held for investment	$72,252	$64,083	$636,107	$394,924	$44,882	$1,212,248

Troubled Debt Restructuring
The following tables presents a breakdown of troubled debt restructurings that were restructured during the periods presented, segregated by portfolio segment:

	For Twelve Months Ended December 31, 2014			For Twelve Months Ended December 31, 2013			For Twelve Months Ended December 31, 2012
		Pre-Modified	Post-Modified		Pre-Modified	Post-Modified		Pre-Modified	Post-Modified
		Outstanding	Outstanding		Outstanding	Outstanding		Outstanding	Outstanding
(dollars in thousands)	Number	Recorded	Recorded	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment	of Loans	Investment	Investment
Commercial and agricultural	2	$94	$94	—	$—	$—	1	$312	$127
Real estate - construction	4	1,607	1,607	2	125	125	8	1,994	1,335
Real estate - mortgage:
1-4 family residential	11	1,227	1,303	12	3,387	3,451	3	566	565
Commercial	8	3,470	3,386	5	5,531	5,238	5	690	667
Consumer	—	—	—	—	—	—	—	—	—
Total	25	$6,398	$6,390	19	$9,043	$8,814	17	$3,562	$2,694

During the twelve months ended December 31, 2014, we modified 25 loans that were considered to be troubled debt restructurings. We extended the terms for 8 of these loans and modified the remaining 17 loans by both extending the term and modifying the interest rate. During the twelve months ended December 31, 2013, we modified 19 loans that were considered to be troubled debt restructurings. We extended the terms for 3 of these loans, modified the interest rate for 2 of these loans, and modified the remaining 14 loans in both ways.
There were no loans restructured in the twelve months prior to December 31, 2014 that went into default during the year ended December 31, 2014. There were also no loans restructured in the twelve months prior to December 31, 2013 that went into default during the year ended December 31, 2013.
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
Unfunded Commitments
The reserve for unfunded commitments, which is included in other liabilities, is calculated by estimating the amount of additional funding on the commitment and multiplying that amount by the historical loss rate (including Q&E factors). The following describes our method for determining the estimated additional funding by commitment type:

•	Straight Lines of Credit - Unfunded balance of line of credit (100% utilization)

•	Revolving Lines of Credit - Average Utilization (for the last 12 months) less Current Utilization

•	Letters of Credit - 10% utilization
The reserve for unfunded commitments was $0.8 million as of December 31, 2014 and $0.5 million at December 31, 2013.

7. Premises and Equipment
Premises and equipment at December 31 is summarized as follows:

(dollars in thousands)	2014	2013
Land	$14,058	$14,460
Building and improvements	47,542	49,463
Furniture and equipment	39,641	43,648
Leasehold improvements	906	1,017
Premises and equipment, gross	102,147	108,588
Accumulated depreciation and amortization	(55,365)	(57,699)
Premises and equipment, net	$46,782	$50,889
Depreciation and amortization expense totaled $3.9 million, $3.7 million, and $3.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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
Total OREO and personal property acquired in settlement of loans decreased $8.0 million from $28.4 million at December 31, 2013, to $20.4 million at December 31, 2014.
The following table summarizes real estate acquired in settlement of loans and personal property acquired in settlement of loans at the periods indicated:

(dollars in thousands)	December 31, 2014	December 31, 2013
Real estate acquired in settlement of loans	$20,122	$28,353
Personal property acquired in settlement of loans	289	42
Total property acquired in settlement of loans	$20,411	$28,395
The following table summarize the changes in real estate acquired in settlement of loans at the periods indicated:

	For Year Ended
(dollars in thousands)	December 31, 2014	December 31, 2013
Real estate acquired in settlement of loans, beginning of period	$28,353	$62,796
Plus: New real estate acquired in settlement of loans	4,372	15,001
Less: Sales of real estate acquired in settlement of loans	(11,849)	(45,523)
Less: Write-downs and net loss on sales charged to expense	(754)	(3,921)
Real estate acquired in settlement of loans, end of period	$20,122	$28,353
At December 31, 2014, 12 assets with a net carrying amount of $3.4 million were under contract for sale and are primarily expected to close during the first quarter of 2015. Estimated losses on these sales have been recognized in the Consolidated Statements of Operations for 2014. At December 31, 2013, 13 assets with a net carrying amount of $5.0 million were under contract for sale. The sale of these assets closed during the first and second quarter of 2014. Estimated losses on these sales were recognized in the Consolidated Statements of Operations for 2013.

9. Accumulated Other Comprehensive Income

The following table presents the changes in our accumulated other comprehensive income (loss), net of tax, by component for the period indicated:

(Dollars in thousands)	Unrealized Gains (Losses) on Available-For-Sale Securities	Interest Rate Swaps	Defined Benefit Plan Items	Total

Beginning balance January 1, 2014	$(14,476)	$—	$(3,129)	$(17,605)
Other comprehensive income (loss) before reclassifications	12,060	(331)	(1,241)	10,488
Amounts reclassified from accumulated other comprehensive income	(601)	7	236	(358)
Net current period other comprehensive income (loss)	11,459	(324)	(1,005)	10,130
Ending balance December 31, 2014	$(3,017)	$(324)	$(4,134)	$(7,475)

(Dollars in thousands)	Unrealized Gains (Losses) on Available-For-Sale Securities	Defined Benefit Plan Items	Total

Beginning balance January 1, 2013	$3,650	$(3,973)	$(323)
Other comprehensive income (loss) before reclassifications	(16,447)	1,031	(15,416)
Amounts reclassified from accumulated other comprehensive income	(1,679)	(187)	(1,866)
Net current period other comprehensive income (loss)	(18,126)	844	(17,282)
Ending balance December 31, 2013	$(14,476)	$(3,129)	$(17,605)

The following table shows the reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31:

(Dollars in thousands)	Amount Reclassified from AOCI
	2014	2013	Line Item in the Consolidated Statement of Operations
Available-for-sale securities:
Net realized gains on sale of securities	$(974)	$(2,772)	Securities gains, net
Income tax expense	373	1,093	Income tax expense
Total, net of tax	(601)	(1,679)

Interest rate swaps:
Swap ineffectiveness expense	12	—	Miscellaneous expense
Income tax benefit	(5)	—	Income tax expense
Total, net of tax	7	—

Defined benefit plan items:
Net actuarial (gains) losses	382	(302)	Personnel expense
Income tax (benefit) expense	(146)	115	Income tax expense
Total, net of tax	236	(187)
Total reclassifications for the period	$(358)	$(1,866)

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
Future obligations at December 31, 2014 for minimum rentals under non-cancelable operating lease commitments, primarily relating to premises, are as follows:

(dollars in thousands)
Year ending December 31,
2015	$2,028
2016	1,877
2017	1,467
2018	1,270
2019	1,215
Thereafter	9,658
Total lease commitments	$17,515
Net rental expense for all operating leases amounted to $2.1 million, $2.2 million, and $2.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

11. Income Taxes
The components of income tax expense for the years ended December 31 are as follows:

(dollars in thousands)	2014	2013	2012
Current:
Federal	$—	$—	$—
State	—	—	—
Total current taxes	—	—	—
Deferred
Federal	3,714	21,276	(13,709)
State	537	14,628	(2,722)
Total deferred taxes	4,251	35,904	(16,431)
Increase (decrease) in valuation allowance	(146,743)	(34,578)	15,392
Total income tax (benefit) expense - continuing operations	$(142,492)	$1,326	$(1,039)
A reconciliation of income tax expense computed at the statutory federal income tax rate to actual income tax expense is presented in the following table as of December 31:

(dollars in thousands)
	2014	2013	2012
Amount of tax computed using Federal statutory tax rate of 35% in all years	$2,788	$(55)	$(14,365)
Increases (decreases) resulting from effects of:
Non-taxable income	(54)	(88)	(169)
State income taxes, net of federal benefit	349	9,508	(1,769)
Valuation allowance on deferred tax assets	(146,743)	(34,578)	15,392
Bank-owned life insurance	(403)	(375)	—
Reduction of deferred tax assets at Granite	—	28,293	—
Other	1,571	(1,379)	(128)
Total income tax (benefit) expense - continuing operations	$(142,492)	$1,326	$(1,039)

The components of deferred tax assets and liabilities and the tax effect of each are as follows:

(dollars in thousands)	December 31, 2014	December 31, 2013
Deferred tax assets:
Allowance for loan losses	$8,037	$10,364
Net operating loss	137,412	135,050
Compensation and benefit plans	1,277	995
Fair value basis on securities	656	919
Pension and other post-retirement benefits	1,470	1,080
Other real estate owned	2,256	4,090
Gross unrealized securities losses	2,560	10,215
Interest on nonperforming loans	—	1,339
Other	851	529
Subtotal deferred tax assets	154,519	164,581
Less: Valuation allowance	(1,300)	(148,043)
Total deferred tax assets	153,219	16,538
Deferred tax liabilities:
Core deposit intangible	1,513	2,051
Depreciable basis of premises and equipment	563	495
Net deferred loan fees and costs	1,306	1,077
Gross unrealized securities gains	490	1,249
Fair value basis of loans	2,473	951
Other	441	500
Total deferred tax liabilities	6,786	6,323
Net deferred tax assets	$146,433	$10,215

As of December 31, 2014 and December 31, 2013, net deferred income tax assets totaling $146.4 million and $10.2 million, respectively, are recorded on COB’s balance sheet. In 2013 the Company’s gross deferred tax assets were offset by a valuation allowance of $148.0 million. During 2014 management reevaluated the continuing need for this allowance in accordance with the procedures described in the “Income Taxes” section of Note 1 and as more fully described below, and applied its judgment to determine that it is more likely than not that all but $1.3 million of the Company’s deferred tax assets will be realized.

The Company’s deferred tax assets consist primarily of consolidated federal and Bank-originated North Carolina loss carryforwards from prior periods. The consolidated federal net operating loss carryforwards are $355.9 million and $349.6 million and the North Carolina net economic loss carryforwards are $371.8 million and $365.8 million at December 31, 2014 and 2013, respectively. The remaining federal and North Carolina carryforward periods range between fifteen and nineteen years and fourteen and ten years, respectively, at December 31, 2014.

Management regularly evaluates the likelihood that the Company will be able to realize its deferred tax assets and the continuing need for a valuation allowance. In 2013 and prior years management determined that sufficient evidence was not available to conclude that it was more likely than not that all of its deferred tax assets could be realized, requiring a valuation allowance for certain of its deferred tax assets. At December 31, 2014 management determined, based on all available positive and negative evidence, that it is more likely than not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal net operating loss carryforward and all but a small portion of the Bank’s North Carolina net economic loss carryforward. As a result of this determination, $142.5 million of valuation allowance against the Company's deferred tax assets was reversed. A number of factors played a critical role in this determination, including:

•	Improvements in the asset quality of the loan portfolio and diminishment of credit-related losses that were the source of the Company's losses;

•	Implementation of strong internal controls making it unlikely that the large volume of troubled loans leading to the Company’s losses between 2008 and 2012 will reoccur;

•	The increased remoteness and diminished relevance of such losses;

•	Continued improvement of the Company’s financial metrics and six consecutive quarters of earnings;

•	A credible forecast of future taxable income based on management’s demonstrated forecasting accuracy;

•	Various cost-reduction initiatives that will have a continuing positive effect on earnings in future periods;

•	Availability of tax planning strategies, and

•	Long-dated carryforward periods.

Accordingly, upon consideration of all available objectively verifiable positive and negative evidence, management has applied its judgment to conclude that the Company’s valuation allowance should be reduced from $148.0 million at December 31, 2013 to $1.3 million at December 31, 2014.

Management will continue to regularly assess the Company’s ability to realize its deferred tax assets. Changes in earnings performance and future earnings projections may, among other factors, require the Company to adjust its valuation allowance, which would impact the Company's income tax expense in the period of adjustment.

Under GAAP, COB is not required to provide a deferred tax liability for the tax effect of additions to the tax bad debt reserve accumulating through 1987. Retained earnings at December 31, 2014 include approximately $5.0 million for which no provision for federal income tax has been made. In the remote possibility that circumstances occur requiring a reduction of the reserve such reduction could be taxable and subject to the then-current corporate income tax rate.

The merger of COB and Granite Corp. in 2011 resulted in an ownership change for Granite Corp. under Internal Revenue Code Section 382 and the Regulations thereunder. Accordingly, the Company is required to apply a limitation against Granite Corp.’s pre-acquisition net operating loss carryforwards and net unrealized built-in losses. During 2013, COB determined that it would be able to use only $2.9 million of the Granite Corp. net operating loss carryforwards and built in losses and reduced both its deferred tax asset and related valuation allowance by $28.3 million.

The State of North Carolina passed legislation to reduce the income tax rates from 6.9% to 6.0% in 2014 and to 5.0% in 2015. The DTA has been reduced by $5.3 million to account for the reduction in income tax rates to 5%. The net reduction in DTA is offset by a corresponding reduction in the valuation allowance.

12. Deposits
The following table summarizes deposit composition at the dates indicated.

(dollars in thousands)	December 31, 2014	% of Total	December 31, 2013	% of Total
Noninterest-bearing demand deposits	$323,776	18.04%	$290,461	16.61%
Interest-bearing demand deposits	358,162	19.96	347,791	19.89
Savings deposits	86,349	4.81	80,507	4.61
Money market deposits	437,821	24.40	447,672	25.60
Brokered deposits	37,673	2.10	29,219	1.67
Time deposits less than $250,000	500,672	27.90	517,687	29.60
Time deposits $250,000 or more	49,967	2.79	35,368	2.02
Total deposits	$1,794,420	100.00%	$1,748,705	100.00%
The aggregate amount of jumbo certificates of deposit, which includes no brokered deposits, that have minimum denominations of $250,000, was approximately $50.0 million and $35.4 million in 2014 and 2013, respectively.
At December 31, 2014 and December 31, 2013, $0.4 million of overdrawn transaction deposit accounts were reclassified to loans.
The accompanying table presents the scheduled maturities of time and brokered deposits at December 31, 2014.

(dollars in thousands)
Year ending December 31,
2015	$315,838
2016	132,147
2017	66,186
2018	30,122
2019	43,764
Thereafter	255
Total time deposits	$588,312
Interest expense on time deposits of $250,000 or more was approximately $0.4 million in 2014, $0.4 million in 2013 and $0.7 million in 2012.
13. Short-Term Borrowings and Long-Term Debt
The following table stratifies COB’s borrowings as short-term and long-term at the periods indicated.

	December 31,
(dollars in thousands)	2014		2013
	Balance	Rate	Balance	Rate
Short-term borrowings:
Retail customer repurchase agreements	$9,076	0.21%	$6,917	0.21%
Total short-term borrowings	$9,076		$6,917
Long-term debt:
Federal Home Loan Bank advances	$68,234	1.68	$73,283	1.80
Long-term notes payable	5,338	1.43	5,263	1.43
Junior subordinated debt	56,702	1.78	56,702	1.77
Total long-term debt	$130,274		$135,248

Retail Repurchase Agreements and Federal Funds Purchased
Funds are borrowed on an overnight basis through retail repurchase agreements with bank customers and federal funds purchased from other financial institutions. Retail repurchase agreement borrowings are collateralized by securities of the U.S. Treasury and U.S. Government agencies and corporations.
At December 31, 2014, the Bank had no borrowings at the Federal Reserve Bank.
Information concerning retail repurchase agreements and federal funds purchased is as follows:

(dollars in thousands)	2014	2013	2012
	Retail Repurchase Agreements	Retail Repurchase Agreements	Retail Repurchase Agreements
Balance at December 31	$9,076	$6,917	$8,675
Average balance during the year	7,713	9,852	9,861
Maximum month end balance	12,217	13,064	12,720
Weighted average interest rate:
At December 31	0.21%	0.21%	0.19%
During the year	0.21	0.21	0.29
Federal Home Loan Bank (“FHLB”) Advances
At December 31, 2014, the Bank had an available borrowing capacity of $130.8 million and access to additional borrowings of $202.5 million by pledging additional collateral with the FHLB. At December 31, 2014, outstanding FHLB advances under the current line amounted to $68.2 million and were at interest rates ranging from 0.93% to 6.15%. These borrowings are secured by collateral on qualifying mortgage loans and, as required, by other qualifying collateral. At December 31, 2013, FHLB advances amounted to $73.3 million and were at interest rates ranging from 0.93% to 6.15%.
At December 31, 2014, the scheduled maturities of FHLB advances payable over the next five years and thereafter, certain of which are convertible to a variable rate at the option of the FHLB before scheduled maturity, are as follows:

(dollars in thousands)
Twelve Months Ended December 31,
2015	$3,000
2016	5,000
2017	5,000
2018	5,234
2019	—
2020 and thereafter	50,000
Total FHLB advances	$68,234
Long-term debt included of the following advances from the FHLB at the periods indicated.

(dollars in thousands)
		December 31,
Maturity	Interest Rate	2014	2013
December 29, 2014	3.3125%	$—	$5,000
September 8, 2015	3.7100	3,000	3,000
September 27, 2016	0.9300	5,000	5,000
September 27, 2017	1.4200	5,000	5,000
August 27, 2018	6.1500	234	283
September 27, 2018	1.8400	5,000	5,000
June 15, 2020	1.6224	50,000	50,000
		$68,234	$73,283

During the second quarter of 2013 we restructured $50 million of Federal Home Loan Bank advances from fixed rate to floating rate, which we expect to further reduce interest costs. The restructured advances, per ASC 470-50 "Debt - Modifications and Extinguishments," are not substantially different than the prior advances so there was no debt extinguishment.
Long-term Notes Payable
The amount reported as long-term notes payable consists of a note, secured by Bank stock, payable to Howe Barnes Hoefer & Arnett, Inc. ("Howe Barnes") in connection with the settlement of legal proceedings between Howe Barnes and the Bank. The note bears an imputed interest rate of 1.43% and matures in 2017.
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
During the second quarter of 2010, COB suspended payment of interest on junior subordinated debt for liquidity purposes. The associated interest expense on junior subordinated debt has been fully accrued and is included in the Consolidated Statements of Operations. Payment of this interest was made in connection with the recapitalization in order to be able to redeem CommunityOne Bancorp preferred stock. COB again suspended payment of interest on the Junior Subordinated Debentures as of the first quarter 2012, but paid all deferred and current interest due on February 5, 2015, effective as of the quarterly payment due March 2015.
Information concerning the Junior Subordinated Debentures is as follows at the periods indicated.

(dollars in thousands)		Commencement
	Stated	of Early	As of December 31,
	Maturity	Redemption	2014		2013
Issuer	Date	Period	Principal	Unpaid Interest	Principal	Unpaid Interest	Interest Rate
FNB Trust I	12/15/2035	12/15/2010	$20,619	$1,107	$20,619	$753	3 month LIBOR + 1.37% = 1.61% at 12/31/14
FNB Trust II	6/30/2036	6/30/2011	30,928	1,588	30,928	1,078	3 month LIBOR + 1.32% = 1.58% at 12/31/14
Catawba Trust II	12/30/2032	12/30/2007	5,155	608	5,155	404	3 month LIBOR + 3.35% = 3.61% at 12/31/14
Total Junior Subordinated Debentures			$56,702	$3,303	$56,702	$2,235

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
The following table sets forth the plan’s change in benefit obligation, plan assets and the funded status of the pension plan, using a December 31 measurement date, and amounts recognized in the consolidated statements as of December 31:

(dollars in thousands)
	2014	2013
Change in Benefit Obligation
Benefit obligation at beginning of year	$13,965	$15,342
Service cost	—	—
Interest cost	711	646
Net actuarial (gain) loss	1,399	(1,219)
Benefits paid	(906)	(804)
Benefit obligation at end of year	$15,169	$13,965
Change in Plan Assets
Fair value of plan assets at beginning of year	$12,831	$12,370
Actual return on plan assets	362	1,265
Employer contributions	150	—
Benefits paid	(906)	(804)
Fair value of plan assets at December 31	$12,437	$12,831
Funded Status at End of Year	$(2,732)	$(1,134)
Amounts Recognized in the Consolidated Balance Sheets
Other Liabilities	$(2,732)	$(1,134)
Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss	$6,855	$5,223
Net amount recognized	$6,855	$5,223
Weighted-Average Allocation of Plan Assets at End of Year
Equity securities	46%	65%
Debt securities	54	35
Cash and cash equivalents	—	—
Fixed income funds	—	—
Total	100%	100%
Weighted-Average Plan Assumptions at End of Year
Discount rate	4.50%	5.10%
Expected long-term rate of return on plan assets	8.00%	8.00%
Rate of increase in compensation levels	5.50%	5.50%
The expected long-term rate of return on plan assets considers the portfolio as a whole and not on the sum of the returns on individual asset categories.

Components of net periodic pension cost (income) and other amounts recognized in other comprehensive income are as follows:

(dollars in thousands)	2014	2013	2012
Net Periodic Pension Cost (Income)
Service cost	$—	$—	$—
Interest cost	711	646	668
Expected return on plan assets	(987)	(958)	(804)
Amortization of prior service cost	—	—	—
Amortization of net actuarial loss	392	562	524
Total pension cost	$116	$250	$388
Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income:
Net actuarial loss (gain)	$1,632	$(2,089)	$22
Amortization of prior service credit	—	—	—
Total recognized in other comprehensive loss (income)	1,632	(2,089)	22
Total Recognized in Net Periodic Pension Cost and Other Comprehensive Loss	$1,748	$(1,839)	$410
The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income/(loss) into net periodic pension cost over the next year are approximately $0.5 million and $0, respectively.
COB’s investment policies and strategies for the pension plan use a target allocation for equity and for debt securities based on the funding status of the plan. The investment goals attempt to maximize returns while remaining within specific risk management policies. While the risk management policies permit investment in specific debt and equity securities, a significant percentage of total plan assets are maintained in mutual funds, approximately 99.6% at December 31, 2014, to assist in investment diversification. Generally the investments are readily marketable and can be sold to fund benefit payment obligations as they become payable.
The following table provides the fair values of investments held in the pension plan by major asset category:
December 31, 2014

(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$5,668	$5,668	$—
Debt securities	6,726	6,726	—
Other	43	43	—
Total fair value of pension assets	$12,437	$12,437	$—
December 31, 2013

(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$8,321	$8,321	$—
Debt securities	4,473	4,473	—
Other	37	37	—
Total fair value of pension assets	$12,831	$12,831	$—

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

In 2014, COB contributed $150 thousand to its pension plan. COB expects to contribute $100 thousand to its pension plan in 2015. However, the assets of the COB Employees Pension Plan are less in value than the present value of the accrued benefits (vested and unvested) of the participants in the Pension Plan on a termination and projected benefit obligation basis.
The estimated benefit payments for each year ending December 31 from 2015 through 2019 are as follows: $870 thousand in 2015, $940 thousand in 2016, $940 thousand in 2017, $920 thousand in 2018 and $930 thousand in 2019. The estimated benefit payments to be paid in the aggregate for the five year period from 2020 through 2024 are $4.7 million. The estimated benefit payments are based on the same assumptions used to measure the benefit obligation at December 31, 2014 and include estimated future employee service.
Supplemental Executive Retirement Plans
COB has maintained three noncontributory, nonqualified SERPs, covering certain executive employees.
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
As a result of the acquisition of Integrity Financial Corporation in 2006, CommunityOne assumed the obligations of a nonqualifying deferred compensation plan for the former president of Integrity. Under the plan provisions, benefit payments began in 2006 and were expected to be payable for 10 years; however, upon this former executive's death in 2014, the remaining balance will be paid during 2015, after which there will be no further obligations under this SERP. During 2014, 2013 and 2012, provisions of $11,000, $17,000, and $39,000 respectively, were expensed for future benefits to be provided under this plan. The total liability under this plan was $18,000 at December 31, 2014 and $0.3 million at December 31, 2013, respectively, and is included in other liabilities in the accompanying consolidated balance sheets. Payments amounting to $71,000 in 2014, $78,000 in 2013 and $80,000 in 2012 were made under the provisions of this SERP.

The following table sets forth the change in benefit obligation, plan assets and the funded status of the three SERPs, using a December 31 measurement date, and amounts recognized in the consolidated statements as of December 31:

(dollars in thousands)
	2014	2013
Change in Benefit Obligation
Benefit obligation at beginning of year	$263	$1,345
Service cost	—	—
Interest cost	11	84
Amendments to plan	—	—
Net actuarial gain	(185)	(13)
Benefits paid	(71)	(1,153)
Benefit obligation at end of year	$18	$263
Change in Plan Assets
Employer contributions	$71	$1,153
Benefits paid	(71)	(1,153)
Fair value of plan assets at end of year	$—	$—
Funded Status at December 31	$(18)	$(263)
Amounts Recognized in the Consolidated Balance Sheets
Other Liabilities	$18	$263
Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial gain	$—	$—
Prior service cost	—	—
Net amount recognized	$—	$—
Weighted-Average Plan Assumption at End of Year:
Discount rate	—%	7.00%

Components of net periodic SERP cost and other amounts recognized in other comprehensive loss are as follows:

(dollars in thousands)	2014	2013	2012
Net Periodic SERP Cost
Service cost	$—	$—	$—
Interest cost	11	84	107
Amortization of prior service cost	—	155	31
Amortization of net actuarial gain	—	(1,015)	(48)
Net periodic SERP cost (income)	$11	$(776)	$90
Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income
Net actuarial loss (gain)	$—	$1,002	$(409)
Amortization of prior service credit	—	(155)	(31)
Total recognized in other comprehensive loss (income)	—	847	(440)
Total Recognized in Net Periodic SERP (Income) Cost and Other Comprehensive Income (Loss)	$11	$71	$(350)
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
The following table sets forth the plans change in benefit obligation, plan assets and the funded status of the postretirement plans, using a December 31 measurement date, and amounts recognized in the consolidated statements as of December 31:

(dollars in thousands)
	2014	2013
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,138	$1,377
Service cost	—	—
Interest cost	55	57
Net actuarial gain	(15)	(223)
Plan participant contributions	82	81
Benefits paid	(175)	(154)
Benefit obligation at end of year	$1,085	$1,138
Change in Plan Assets
Employer contributions	$93	$73
Plan participant contributions	82	81
Benefits paid	(175)	(154)
Fair value of plan assets at end of year	$—	$—
Funded Status at December 31	$(1,085)	$(1,138)
Amounts Recognized in the Consolidated Balance Sheets
Other Liabilities	$1,085	$1,138
Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial loss	$(147)	$(138)
Prior service credit	(12)	(16)
Net amount recognized	$(159)	$(154)
Weighted-Average Plan Assumption at End of Year:
Discount rate	4.50%	5.10%
Increasing or decreasing the assumed medical cost trend rate by one percentage point would not have a significant effect on either the postretirement benefit obligation at December 31, 2014 or the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2014.

Components of net postretirement benefit cost and other amounts recognized in other comprehensive income are as follows:

(dollars in thousands)	2014	2013	2012
Net Periodic Postretirement Benefit Cost
Service cost	$—	$—	$—
Interest cost	55	57	63
Amortization of prior service credit	(10)	(4)	(4)
Amortization of net actuarial loss	—	—	—
Net periodic postretirement benefit cost	$45	$53	$59
Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income
Net actuarial gain	$(15)	$(223)	$(84)
Amortization of prior service cost	10	4	4
Total recognized in other comprehensive (income) loss	(5)	(219)	(80)
Total Recognized in Net Periodic Postretirement Benefit Cost and Other Comprehensive (Income) Loss	$40	$(166)	$(21)
The estimated net (gain) loss and prior service credit that will be amortized from accumulated other comprehensive income/(loss) into net periodic postretirement benefit cost over the next year are $(5,000) and $(4,000).
The postretirement medical and life insurance plans are unfunded plans. Consequently, there are no plan assets or cash contribution requirements other than for the direct payment of benefits.
The estimated benefit payments for each year ending December 31 from 2015 through 2019 are as follows: $60,000 in 2015, $60,000 in 2016, $70,000 in 2017, $70,000 in 2018 and $60,000 in 2019. The estimated benefit payments to be paid in the aggregate for the five year period from 2020 through 2024 are $350,000. The estimated benefit payments are based on the same assumptions used to measure the benefit obligation at December 31, 2014 and include estimated future employee service.
Matching Retirement/Savings Plan
COB has a matching retirement/savings plan which permits eligible employees to make contributions to the plan up to a specified percentage of compensation as defined by the plan. A portion of the employee contributions are matched by COB based on the plan formula, which is $0.50 for each dollar on the first 6% of eligible pay deferred by the employee under the plan. Additionally, commencing in 2007, COB on a discretionary basis may make an annual contribution up to a specified percentage of compensation as defined by the plan to the account of each eligible employee. COB did not make a discretionary contribution in 2014, 2013 or 2012. The matching and discretionary contributions amounted to $0.6 million in 2014, $0.5 million in 2013, and $0.6 million in 2012.
Granite sponsored a tax-qualified profit-sharing and savings retirement plan covering substantially all Granite employees. During July 2012, Granite's plan and COB's plan were merged together into an amended and restated CommunityOne 401(k) plan. Contributions to the Granite plan were made at the discretion of the Board of Directors but were not permitted to exceed the maximum amount allowable for federal income tax purposes. There were no Company contributions made for the year ended December 31, 2012. The plan permitted eligible employees to make contributions to the plan up to a specified percentage of compensation as defined by the plan. Effective January 1, 2012, the plan was amended to provide a match on a portion of the employee contributions. The match was based on the plan formula, which is $0.50 for each dollar on the first 6% of eligible pay deferred by the employee under the plan.

15. CommunityOne Bancorp (Parent Company)
The parent company’s principal asset is its investment in its bank subsidiary, the Bank.
The condensed financial position as of December 31, 2014 and 2013, and the condensed results of operations and cash flows for each of the years in the three-year period ended December 31, 2014 of COB, parent company only, are presented below.

(dollars in thousands)
	2014	2013
Condensed Balance Sheets
Assets:
Cash	$6,032	$637
Investment in subsidiaries	322,615	143,683
Other assets	3,678	505
Total Assets	$332,325	$144,825
Liabilities and shareholders’ equity:
Accrued liabilities	$8,707	$7,762
Borrowed funds	56,702	56,702
Shareholders’ equity	266,916	80,361
Total Shareholders’ Equity and Liabilities	$332,325	$144,825

	2014	2013	2012
Condensed Statements of Operations
Noninterest income	$33	$31	$34
Interest expense	(1,146)	(1,092)	(1,157)
Noninterest expense	(1,011)	(742)	(970)
Loss before tax (benefit) expense	(2,124)	(1,803)	(2,093)
Income tax expense (benefit)	(3,180)	—	(311)
Income (Loss) before equity in undistributed net loss of subsidiaries	1,056	(1,803)	(1,782)
Equity in undistributed net income (loss) of subsidiaries	149,402	320	(38,223)
Net income (loss)	$150,458	$(1,483)	$(40,005)

Condensed Statements of Cash Flows	2014	2013	2012
Cash flows from operating activities
Net Income (Loss)	$150,458	$(1,483)	$(40,005)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed net income (loss) of subsidiaries	(149,402)	(320)	38,223
Other, net	(2,095)	1,153	503
Net cash used in operating activities	(1,039)	(650)	(1,279)
Cash flows from investing activities
Downstream cash investment in subsidiary	(19,400)	—	(6,709)
Net cash used in investing activities	(19,400)	—	(6,709)
Cash flows from financing activities
Proceeds from issuance of common stock, net of costs	24,982		6,694
Other	852	681	(908)
Net cash provided by financing activities	25,834	681	5,786
Net increase (decrease) in cash	5,395	31	(2,202)
Cash at beginning of period	637	606	2,808
Cash at end of period	$6,032	$637	$606

16. Capital Matters
COB and the Bank are required to comply with capital adequacy requirements established by the federal banking agencies. Failure to meet these minimum capital requirements can initiate certain mandatory – and possible additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on COB’s and the Bank's financial statements. Under the capital adequacy guidelines, COB and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. COB's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors. In addition, the prompt corrective action provisions of federal law require the federal banking agencies to take action to resolve problems of insured depository institutions such as the Bank as their capital levels decrease.
The Bank had been subject to a Consent Order with the OCC, dated July 22, 2010, which was terminated by the OCC effective June 10, 2013. However, the Bank has continuing obligations to, among other things, adhere to its Business Plan, including maintaining the capital ratios contained in the Plan, and continues to have restrictions on its ability to pay dividends. Likewise, the Written Agreement between COB and the FRBR dated October 21, 2010 was terminated effective November 7, 2013; however, COB remains obligated to make sure the Bank adheres to its Business Plan. COB also remains obligated to not declare or pay any dividends or make any payments on its trust preferred securities or incur, increase or guarantee additional debt without prior written approval of the FRBR. The Bank is in compliance with its Business Plan and COB is in compliance with the obligations described above.
Quantitative measures established by regulation to ensure capital adequacy require each bank to maintain minimum amounts and ratios (set forth in the accompanying table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). The minimum capital requirements to be characterized as “well-capitalized” and “adequately capitalized,” as defined by the prompt corrective action provision of federal law and CommunityOne’s capital ratios as of December 31, 2014 are noted in the following table. At December 31, 2014, CommunityOne Bank was designated as “well capitalized.”

			Minimum Regulatory Requirement to be Well Capitalized
(dollars in thousands)	Actual		For Capital Adequacy Purposes		Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total Capital (to Risk Weighted Assets)
Consolidated	$203,150	14.58%	$110,982	8.00%	N/A
CommunityOne Bank, N.A.	206,474	14.88	111,013	8.00	$138,767	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	185,690	13.33	55,491	N/A	N/A
CommunityOne Bank, N.A.	189,081	13.63	55,507	4.00	83,260	6.00
Tier 1 Capital (to Average Assets)
Consolidated	185,690	9.78	$75,937	N/A	N/A
CommunityOne Bank, N.A.	189,081	9.94	76,068	4.00	95,085	5.00

December 31, 2013
Total Capital (to Risk Weighted Assets)
Consolidated	$159,146	12.62%	$100,859	8.00%	N/A
CommunityOne Bank, N.A.	166,152	13.20	100,713	8.00	125,891	10.00
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	119,499	9.48	50,429	N/A	N/A
CommunityOne Bank, N.A.	150,274	11.94	50,356	4.00	75,534	6.00
Tier 1 Capital (to Average Assets)
Consolidated	119,499	5.96	80,220	N/A	N/A
CommunityOne Bank, N.A.	150,274	7.49	80,204	4.00	100,256	5.00

17. Shareholders’ Equity
Earnings per Share
COB filed articles of amendment to its articles of incorporation on October 31, 2011 to effect a one-for-one hundred reverse stock split (the “Reverse Stock Split”) of its common stock. The amendment became effective following the close of trading on October 31, 2011. A purpose of the Reverse Stock Split was to increase the per share trading price of COB's common stock to satisfy the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market. As a result of the Reverse Stock Split, every 100 shares of COB's common stock issued and outstanding prior to the opening of trading on November 1, 2011 were consolidated into one issued and outstanding share. No fractional shares were issued as a result of the Reverse Stock Split. Instead, any fractional share resulting from the Reverse Stock Split was rounded up to the next largest whole share. All share and per share amounts have been retroactively adjusted in the financial statements and footnotes to account for the impact of the Reverse Stock Split.
During the years ended December 31, 2014, 2013 and 2012, COB had no preferred stock outstanding.
Basic net income (loss) per share, or basic earnings (loss) per share (“EPS”), is computed by dividing net income (loss) to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if COB’s potential common stock, which consists of dilutive stock options and a common stock warrant held by the U.S. Treasury, were issued. As required for entities with complex capital structures, a dual presentation of basic and diluted EPS is included on the face of the income statement. During 2014, the Company had 21,852,023 weighted average basic shares outstanding and 21,864,320 weighted average diluted shares outstanding.
Due to a net loss for the twelve month periods ended December 31, 2013 and 2012, all stock options and the common stock warrant were considered antidilutive and thus are not included in this calculation for those years. For the periods ended December 31, 2014, December 31, 2013 and December 31, 2012, there were 22,127, 22,738 and 23,197 antidilutive shares, respectively. Of the antidilutive shares, the number of shares relating to stock options were 55 at December 31, 2014, 666 at December 31, 2013, and 1,125 at December 31, 2012. Average antidilutive shares relating to the common stock warrant were 22,072 for each of the three years. During the periods for which the exercise price exceeded the average market price for the period, the stock options and common stock warrant were omitted from the calculation of diluted earnings per share for their respective periods.
Common Stock Issuance
On December 30, 2014, we raised $25.0 million of additional capital, net of costs, through the issuance of 2,367,425 shares of common stock in a private placement offering to certain “accredited investors,” at an average price of $10.56. Of this amount, $19.4 million was contributed to the Bank. During 2012, we raised additional capital through the issuance of 485,788 shares of common stock in an “At the Market” or ATM offering, at an average price of $15.01, for total proceeds of $7.29 million. Net proceeds from the offering of $6.7 million were contributed to the Bank. In addition, during July 2012, COB sold a further 186 shares to holders of warrants issued in connection with the Merger, yielding net proceeds of approximately $3,000.
Stock Based Compensation
For the years ended December 31, 2014, 2013 and 2012, COB had five share-based compensation plans in effect. The compensation expense charged against income for those plans was $853,000, $628,000, and $3,000, respectively, and the related income tax benefit was $326,000, $250,000 and $1,000, respectively.
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
During 2014, a total of 223,503 shares of long-term restricted stock were granted to certain employees and directors, while during 2013 a total of 158,302 shares of such restricted stock were granted to employees and directors. In December 2012, a total of 110,059 shares of restricted stock were granted to the top six officers of COB. All awards were made pursuant to the 2012 Incentive Plan. With the U.S. Treasury sale of its shares in May 2014 and in compliance with the U.S. Treasury’s TARP regulations, the Company cancelled 269,946 shares of restricted stock awards granted to certain senior executives.
COB adopted stock compensation plans in 1993 and 2003 that allow for the granting of incentive and nonqualified stock options to key employees and directors. The 2003 stock compensation plan also allows for the granting of restricted stock. Under terms of both the 1993 and 2003 plans, options are granted at prices equal to the fair market value of the common stock on the date of grant. Options become exercisable after one year in equal, cumulative installments over a five-year period. No option shall expire later than ten years from the date of grant. No further grants can be made under the 1993 stock compensation plan after March 10, 2003. Based on the stock options outstanding at December 31, 2014, no shares of common stock have been reserved for issuance under the 1993 stock compensation plan. No shares of common stock has been reserved for issuance under the 2003 stock compensation plan. At December 31, 2014, there were no shares available under the 2003 plan for the granting of additional options or stock awards.
With the completion of the Merger, each outstanding option to purchase shares of Granite Corp. common stock, whether or not exercisable, was converted into options to purchase COB common stock. After adjusting for the Reverse Stock Split and rounding up to the nearest whole share, there were 78 stock options assumed from Granite Corp. All of those options expired during 2013, and none remain exercisable at December 31, 2014.
COB assumed three stock compensation plans in its acquisition of Integrity Financial Corporation in 2006. Qualified and nonqualified stock options are outstanding under these plans for grants issued from 1997 to 2004 to key employees and directors at a price equal to fair market value on the date of grant. No additional grants will be made under these plans. Based on the stock options outstanding at December 31, 2014, no shares of common stock have been reserved for issuance under these stock compensation plans.
The fair market value of each option award is estimated on the date of grant using either the Monte Carlo option pricing model or the Black-Scholes option pricing model, depending on the vesting terms. The risk-free interest rate is based on a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based on the historical volatility of the COB’s common stock over approximately the previous 6 years, except for the options granted in 2013 and 2014, which are based on the historical volatility of COB's common stock since July 1, 2012. The expected life of the options has historically been considered to be approximately 6 years. The expected dividend yield is zero, based upon the current yield in effect at the date of grant, as the Company has not declared a dividend since 2009. There were 255,227 options granted during 2014, with a volatility ranging between 30% and 40% and a risk-free rate ranging between 2.14% and 2.59%. There were 54,060 options granted to employees during 2013, with a volatility of 29.60% and a risk-free rate of 2.60%. There were no stock options granted in 2012.
The following is a summary of stock option activity:

	For the Years Ended December 31,
	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	52,812	$30.75	1,125	$1,963.29	2,742	$1,821.79
Granted	255,227	15.20	54,060	7.86	—	—
Exercised	—	—	—	—	—	—
Forfeited or expired	(4,767)	242.98	(2,373)	425.40	(1,617)	1,723.34
Outstanding at end of year	303,272	14.33	52,812	30.75	1,125	1,963.29
Options exercisable at end of year	12,712	15.02	666	1,823.23	1,125	1,963.29
At December 31, 2014, information concerning stock options outstanding and exercisable is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$1.00 - $7.99	49,153	8.22	$7.86	12,657	8.22	$7.86
$8.00 - $15.99	32,690	9.37	9.93	—	9.37	—
$16.00 - $17.00	221,374	9.76	16.00	—	9.76	—
$1,350.00 - $1,890.00	55	1.72	1,662.55	55	1.72	1,662.55
In 2014, 2013 and 2012, there was no intrinsic value of options exercised, and the grant-date fair value of options vested was $46,000 in 2014 and zero in both 2013 and 2012. There were no options exercised in 2014.

The following is a summary of non-vested restricted stock activity:

	For the Years Ended December 31,
	2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	268,361	$10.14	110,059	$11.13
Granted	223,503	7.60	158,302	9.45
Vested	(31,516)	10.25	—	—
Cancelled	(267,937)	9.38	—	—
Forfeited or expired	(5,278)	9.49	—	—
Unvested at end of year	187,133	$8.19	268,361	$10.14
The fair value of restricted stock vested in 2014, 2013 and 2011 was $323,000, $0, and $1,000 respectively.

During 2014, a total of 223,503 shares of restricted stock were granted by the COB Board of Directors to the top six officers, eight of the nine non-executive directors and a larger group of employees. The awards to the top officers and directors constituted restricted stock, some of which were time vesting only, with 1/4 of the stock vesting on each of the first, second, third and fourth anniversary of the date of grant and a portion of which also require COB common stock to reach a certain stock price target. The awards to the larger group of employees vest over time, with 1/4 of the stock vesting on each of the first, second, third and fourth anniversary of the date of the grant. During 2013 a total of 158,302 shares were granted to similar groups of top officers, directors and other employees. The awards to the top officers constituted long-term restricted stock, some of which were time vesting only, with 2/3 of the stock vesting on the second anniversary of the date of grant and the final 1/3 vesting on the third anniversary of the date of grant, and a portion of which also require COB common stock to reach a certain stock price target. The awards to the directors constituted restricted stock, some of which were time vesting only, with 1/3 of the stock vesting on the first anniversary of the date of grant, the second 1/3 vesting on the second anniversary of the date of grant, and the final 1/3 vesting on the third anniversary of the date of grant, and a portion of which also require COB common stock to reach a certain stock price target. The awards to the larger group of employees vest over time, with 1/4 of the stock vesting on each of the first, second, third and fourth anniversary of the date of the grant. On December 28, 2012, a total of 110,059 shares of long-term restricted stock were granted to the top six officers of COB at the closing price of COB common stock on the grant date. Under the terms of the awards, 2/3 of the restricted stock vests on the later of the lifting of the Consent Orders or the second anniversary of the date of grant and the final 1/3 of the stock vesting on the later of the lifting of the Consent Order or the third anniversary of the date of grant. As indicated previously, all of the Consent Orders have been lifted. As described above, with the US Treasury sale of its shares in May 2014 and in compliance with the U.S. Treasury’s TARP regulations, the Company cancelled 267,937 shares of restricted stock awards granted to certain senior executives.

As of December 31, 2014, unrecognized compensation cost related to non-vested share-based compensation arrangements granted under COB’s stock benefit plans totaled $1.8 million, which will be fully recognized by November 2018.
COB funds the option shares and restricted stock from authorized but unissued shares. COB does not typically purchase shares to fulfill the obligations of the stock benefit plans. COB’s policy does allow option holders under certain plans to exercise options with seasoned shares.
18. Off-Balance Sheet Arrangements
In the normal course of business, various commitments are outstanding that are not reflected in the consolidated financial statements. Significant commitments at December 31, 2014 are discussed below.
Commitments by the Bank to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2014, total commitments to extend credit and undisbursed advances on customer lines of credit amounted to $286.3 million. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements. COB evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on the credit evaluation of the borrower.
The Bank issues standby letters of credit whereby each guarantees the performance of a customer to a third party if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. All standby letters of credit provide for recourse against the customer on whose behalf the letter of credit was issued, and this recourse may be further secured by a pledge of assets. The maximum potential amount of undiscounted future payments related to standby letters of credit was $2.7 million at December 31, 2014 and $0.7 million at December 31, 2013.
The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. The fair value of these commitments was not considered material.
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
In connection with its asset / liability management objectives, the Company during the first quarter of 2014 entered into two interest rate swaps on $40 million of FHLB advances, each swap having a $20 million notional amount, that convert the floating rate cash flow exposure on the FHLB advances to a fixed rate cash flow. The first swap converted a floating rate FHLB advance paying three month LIBOR plus 140 basis points to a fixed rate of 3.55%. The second swap converted a floating rate FHLB advance paying three month LIBOR plus 138 basis points to a fixed rate of 3.33%. As structured, the receive-variable, pay-fixed swaps are cash flow hedges that were highly effective during 2014. The differences in cash flows in each period between the fixed rate interest payments that the Company makes and the variable rate interest payments received is currently reported in earnings. These interest rate swaps mature on June 15, 2020. The cash flows on interest rate swaps are included in the Consolidated Statements of Cash Flows as interest paid.
Mortgage banking derivatives used in the ordinary course of business consist of mandatory forward sales contracts or forward contracts and rate lock loan commitments. The fair value of our derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants.
The table below provides data about the amount of gains and losses related to derivative instruments designated as hedges included in the “Accumulated other comprehensive loss” section of “Shareholders’ Equity” on the COB’s Consolidated Balance Sheets.

	Gain (Loss), Net of Tax Recognized in Accumulated Other Comprehensive Loss (Effective Portion)
	As of
(dollars in thousands)	December 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swap contracts - FHLB advances	$(324)	$—

During 2012, we began originating residential mortgage loans for sale in the secondary market. We have established guidelines in originating, selling loans to Fannie Mae, and retaining or selling the loan servicing rights. The commitments to borrowers to originate residential mortgage loans and the forward sales commitments to investors are freestanding derivative instruments. As such, they do not qualify for hedge accounting treatment, and the fair value adjustments for these instruments is recorded through the Consolidated Statements of Operations in mortgage loan income. The fair market value of mortgage banking derivatives at December 31, 2014 was recorded in the consolidated balance sheet in Other Assets.

	Gain (Loss) Recognized
	For Twelve Months Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Derivatives not designated as hedging instruments:
Mortgage loan rate lock commitments	$2	$4	152
Mortgage loan forward sales	17	(218)	52
Total	$19	$(214)	$204

20. Fair Values of Assets and Liabilities
We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, derivative assets and liabilities, certain FHLB advances hedged by interest rate swaps designated as cash flow hedges, performing mortgage loans held for sale, and mortgage servicing rights are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets and liabilities on a nonrecurring basis, such as nonperforming loans held for sale, loans held for investment, impaired loans and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets or liabilities.
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
Investment Securities
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
Loans Held for Investment
We do not record loans held for investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as impaired, management determines the fair value of the loan to quantify impairment, should such exist. The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans. At December 31, 2014 and December 31, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. We record impaired loans as nonrecurring Level 3.
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
Mortgage Servicing Rights
The fair value of mortgage servicing rights ("MSR") is dependent upon a number of assumptions including the fee per loan, the cost to service, the expected loan prepayment rate, and the discount rate.  In determining the fair value of the existing MSR management reviews the key assumptions, analyzes pricing in the market for comparable MSR, and uses a third party provider to independently calculate the fair value of its MSR. We record mortgage servicing rights as recurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Assets and liabilities carried at fair value on a recurring basis at December 31, 2014 for continuing operations are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities:
U.S. government sponsored agencies	$2,044	$—	$2,044	$—
Residential mortgage-backed securities-GSE	290,145	—	290,145	—
Residential mortgage-backed securities-Private	17,271	—	17,271	—
Commercial mortgage-backed securities-GSE	21,957		21,957
Commercial mortgage-backed securities-Private	10,215	—	10,215	—
Corporate notes	8,407	—	8,407	—
Total available-for-sale debt securities	350,039	—	350,039	—
Mortgage servicing rights	1,726	—	—	1,726
Interest rate swaps	(525)	$—	(525)	$—
Total assets at fair value from continuing operations	$351,765	$—	$350,039	$1,726
Assets and liabilities carried at fair value on a recurring basis at December 31, 2013 for continuing operations are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities:
U.S. government sponsored agencies	$2,077	$—	$2,077	$—
Business Development Company investment	2,737	2,737	—	—
Residential mortgage-backed securities-GSE	341,147	—	341,147	—
Residential mortgage-backed securities-Private	20,752	—	20,752	—
Commercial mortgage-backed securities-GSE	21,439	—	21,439	—
Commercial mortgage-backed securities-Private	9,585	—	9,585	—
Corporate notes	16,877	—	16,877	—
Total available-for-sale debt securities	414,614	2,737	411,877	—
Mortgage servicing rights	1,552	—	—	1,552
Total assets at fair value from continuing operations	$416,166	$2,737	$411,877	$1,552
The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods indicated:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Servicing Rights
(dollars in thousands)	Twelve Months Ended December 31,
	2014	2013
Beginning balance at January 1,	$1,552	$726
Total gains or losses (realized/unrealized):
Included in earnings, gross	644	1,131
Less amortization	(470)	(305)
Balance, end of period	$1,726	$1,552

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

Assets measured at fair value on a nonrecurring basis are included in the following table at December 31, 2014 for continuing operations:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$7,433	$—	$—	$7,433
Other real estate owned	15,579	—	—	15,579
Total assets at fair value from continuing operations	$23,012	$—	$—	$23,012
Assets measured at fair value on a nonrecurring basis are included in the following table at December 31, 2013 for continuing operations:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$2,038	$—	$—	$2,038
Other real estate owned	18,263	—	—	18,263
Total assets at fair value from continuing operations	$20,301	$—	$—	$20,301
There are no assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2014 or December 31, 2013 for discontinued operations.
Quantitative Information about Level 3 Fair Value Measurements

(dollars in thousands)	Fair Value at December 31, 2014	Valuation Techniques	Unobservable Input	Range

Impaired loans, net	$7,433	Discounted appraisals	Collateral discounts	1.00% - 30.00%
Other real estate owned	15,579	Discounted appraisals	Collateral discounts	1.00% - 30.00%
Mortgage servicing rights	1,726	Discounted cash flows	Prepayment rate	10.00% - 25.00%
Mortgage servicing rights			Discount rate	6.00% - 10.00%

(dollars in thousands)	Fair Value at December 31, 2013	Valuation Techniques	Unobservable Input	Range

Impaired loans, net	$2,038	Discounted appraisals	Collateral discounts	1.00%-30.00%
Other real estate owned	18,263	Discounted appraisals	Collateral discounts	1.00%-30.00%
Mortgage servicing rights	1,552	Discounted cash flows	Prepayment rate	10.00% - 25.00%
Mortgage servicing rights			Discount rate	6.00% - 10.00%
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
Junior subordinated debentures. Included in junior subordinated debentures are variable rate trust preferred securities issued by COB. Fair values for the trust preferred securities were estimated by developing cash flow estimates for each of these debt instruments based on scheduled principal and interest payments and current interest rates. Once the cash flows were determined, a rate for comparable subordinated debt was used to discount the cash flows to the present value. The estimated fair value for our junior subordinated debentures have declined due to wider credit spreads (i.e. spread to LIBOR) on similar trust preferred issues. This is due, in part, to proposed bank regulatory changes in bank capital structure. We classified the fair value of junior subordinated debentures as Level 3.
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

The estimated fair values of financial instruments for continuing operations are as follows at the periods indicated:

	At December 31, 2014
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets of Continuing Operations:
Cash and cash equivalents	$95,882	$95,882	$95,882	$—	$—
Investment securities: Available-for-sale	350,040	350,040	—	350,040	—
Investment securities: Held-to-maturity	142,461	140,875	—	140,875	—
Loans held for sale	2,796	2,796	—	2,796	—
Loans, net	1,337,443	1,328,895	—	—	1,328,895
Accrued interest receivable	4,885	4,885	—	1,262	3,623
Interest rate swaps	(525)	(525)	—	(525)	—
Financial Liabilities of Continuing Operations:
Deposits	1,794,420	1,793,205	—	1,793,205	—
Retail repurchase agreements	9,076	9,076	—	9,076	—
Federal Home Loan Bank advances	68,234	71,462	—	71,462	—
Long-term notes payable	5,338	5,338	—	—	5,338
Junior subordinated debentures	56,702	32,341	—	—	32,341
Accrued interest payable	3,624	3,624	—	321	3,303

	At December 31, 2013
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets of Continuing Operations:
Cash and cash equivalents	$67,430	$67,430	$67,430	$—	$—
Investment securities: Available-for-sale	414,614	414,614	2,737	411,877	—
Investment securities: Held-to-maturity	151,795	141,125	—	141,125	—
Loans held for sale	1,836	1,836	—	1,836	—
Loans, net	1,185,463	1,129,826	—	—	1,129,826
Accrued interest receivable	6,283	6,283	—	1,583	4,700
Financial Liabilities of Continuing Operations:
Deposits	1,748,705	1,748,685	—	1,748,685	—
Retail repurchase agreements	6,917	6,917	—	6,917	—
Federal Home Loan Bank advances	73,283	75,663	—	75,663	—
Long-term notes payable	5,263	5,263	—	—	5,263
Junior subordinated debentures	56,702	22,316	—	—	22,316
Accrued interest payable	2,624	2,624	—	389	2,235
There were no transfers between valuation levels for any assets during the years ended December 31, 2014 or December 31, 2013. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period when the assets are valued.
21. Common Dividends
COB is a legal entity separate and distinct from its banking and other subsidiaries and has in the past relied on dividends from the Bank as its primary source of liquidity. The Bank currently is restricted from paying dividends if it is not in compliance with its OCC-approved business plan, and COB would need to obtain prior FRBR approval to pay a dividend.  There also are limitations and requirements imposed by applicable law and regulation on the payment of dividends by the Bank to COB, as well as by COB to its shareholders.  COB did not declare any dividends with respect to its common stock in 2014.

22. Change in Executive Officers
On September 30, 2014, Brian E. Simpson stepped down as Chief Executive Officer of both the Company and the Bank. Robert L. Reid was named to the positions effective October 1, 2014.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
COB’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, has evaluated the effectiveness of COB’s disclosure controls and procedures as of December 31, 2014. Based on that evaluation, COB’s Chief Executive Officer and Chief Financial Officer concluded that COB’s disclosure controls and procedures were effective as of December 31, 2014.
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
Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), commonly referred to as the 2013 COSO framework. Based on this evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.
COB’s internal control over financial reporting has been audited by Dixon Hughes Goodman LLP, an independent registered public accounting firm. Their report expresses an unqualified opinion on the effectiveness of COB’s internal control over financial reporting as of December 31, 2014.
Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the FDIC and the appropriate federal banking agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and has concluded that the Company complied, in all significant respects, with such laws and regulations during the year ended December 31, 2014.
Changes in Internal Control over Financial Reporting
The Company conducted a focused review of the adequacy of its systems of internal control, including its internal controls over financial reporting and non-financial operating controls as part of its transition to the 2013 COSO framework, including building internal awareness of the new 2013 COSO framework among control owners and mapping key controls to each of the 17 internal control principles and related points of focus contained in the 2013 COSO framework. No material gaps in internal controls were found while the Company transitioned to the 2013 COSO framework. The Company quarterly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations, as well as changes in its processes and procedures and related changes in the control environment. No control enhancements during the year ended December 31, 2014 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information set forth in COB’s proxy statement for the Annual Meeting of Shareholders to be held on May 7, 2015 (the “Proxy Statement”) under the headings “Election of Directors,” “Executive Officers,” “Report of the Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

10.06*	Form of Letter Agreement between FNB United Corp. and senior executive officers incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 1, 2009.

10.07
Guarantee Agreement dated as of November 4, 2005, by FNB Corp. for the benefit of the holders of trust preferred securities, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 5, 2005.

10.08
Guarantee Agreement dated as of April 27, 2006 between FNB Corp. and Wilmington Trust Company, as guarantee trustee, for the benefit of the holders of trust preferred securities, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 28, 2006.

10.09
Letter Agreement between the Registrant and the United States Department of the Treasury, dated February 13, 2009, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 13, 2009.

10.10
Investment Agreement, dated April 26, 2011, by and between FNB United Corp. and Carlyle Financial Services Harbor, L.P., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 27, 2011.

10.11
Amendment No. 1 to Investment Agreement, dated as of June 16, 2011, by and between FNB United Corp. and Carlyle Financial Services Harbor, L.P., incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 16, 2011.

10.12
Amendment No. 2 to Investment Agreement, dated as of August 4, 2011, by and between FNB United Corp. and Carlyle Financial Services Harbor, L.P., incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 5, 2011.

10.13
Amendment No. 3 dated October 20, 2011 to Investment Agreement by and between FNB United Corp. and Carlyle Financial Services Harbor, L.P., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2011.

10.14
Investment Agreement, dated April 26, 2011, by and between FNB United Corp. and Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P., incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 27, 2011.

10.15
Amendment No. 1 to Investment Agreement, dated as of June 16, 2011, by and between FNB United Corp. and Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P., incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed June 16, 2011.

10.16
Amendment No. 2 to Investment Agreement, dated as of August 4, 2011, by and between FNB United Corp. and Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P., incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 5, 2011.

10.17
Amendment No. 3 dated October 20, 2011 to Investment Agreement by and between FNB United Corp., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III., L.P., incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2011.

10.18
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

10.20
Form of Subscription Agreement, dated December 29, 2014, by and between CommunityOne Bancorp and private placement investors, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 30, 2014.

10.21
Tax Benefits Preservation Plan, dated as of April 15, 2011, between FNB United Corp. and Registrar and & Transfer Company, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 21, 2011.

10.22
Amendment to Tax Benefits Preservation Plan, dated as of April 27, 2011, between FNB United Corp. and Registrar and Transfer Company, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 27, 2011.

10.23
Amendment to Tax Benefits Preservation Plan, dated as of November 7, 2014, between CommunityOne Bancorp and Register and Transfer Company, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 12, 2014.

10.24
Exchange Agreement, dated as of August 15, 2011, by and between FNB United Corp. and The United States Department of the Treasury, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 18, 2011.

10.25*
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

10.28*
Separation Agreement by and among CommunityOne Bancorp, CommunityOne Bank, National Association and Brian E. Simpson, dated as of September 11, 2014, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 12, 2014.

10.29*
Consulting Agreement by and among CommunityOne Bancorp, CommunityOne Bank, National Association and Brian E. Simpson, dated as of September 11, 2014, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 12, 2014.

10.30*
Employment Agreement by and among CommunityOne Bancorp, CommunityOne Bank, National Association and Robert L. Reid, dated as of October 1, 2014, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed October 6, 2014.

10.31*
Employment Agreement by and among CommunityOne Bancorp, CommunityOne Bank, National Association and certain Named Executive Officers, dated as of October 1, 2014, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed October 6, 2014.

10.32*	FNB United Corp. Amended and Restated 2012 Incentive Plan, incorporated herein by reference to Appendix B of Registrant's Proxy Statement on Schedule 14A Information filed April 24, 2013.

10.33*
Form of Restricted Stock Agreement between FNB United Corp and certain executive officers, pursuant to the Registrant's 2012 Incentive Plan, incorporated herein by reference to Exhibit 10.34 to the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2012.

10.34*	Form of Stock Incentive Award Agreement between CommunityOne Bancorp and certain officers, pursuant to the Registrant’s Amended and Restated 2012 Incentive Plan.

10.35*	Form of Restricted Stock Agreement between CommunityOne Bancorp and certain officers, pursuant to the Registrant’s Amended and Restated 2012 Incentive Plan.

10.36*	Form of Restricted Stock Agreement between CommunityOne Bancorp and the non-executive directors, pursuant to the Registrant’s Amended and Restated 2012 Incentive Plan.

10.37*
Form of Restricted Stock Agreement between CommunityOne Bancorp and certain Named Executive Officers, pursuant to the Registrant’s 2012 Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed October 6, 2014.

10.38*
Form of Stock Option Agreement between CommunityOne Bancorp and certain Named Executive Officers, pursuant to the Registrant’s 2012 Incentive Plan, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed October 6, 2014.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 6, 2015.

CommunityOne Bancorp
(Registrant)

By:	/s/ ROBERT L. REID
Robert L. Reid
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 6, 2015.

Signature	Title

/s/ ROBERT L. REID	President, Chief Executive Officer and Director
Robert L. Reid	(Principal Executive Officer)

/s/ DAVID L. NIELSEN	Executive Vice President
David L. Nielsen	(Principal Financial and Accounting Officer)

/s/ SCOTT B. KAUFFMAN	Director
Scott B. Kauffman

/s/ JERRY R. LICARI	Director
Jerry R. Licari

/s/ J. CHANDLER MARTIN	Director
J. Chandler Martin

/s/ T. GRAY MCCASKILL	Director
T. Gray McCaskill

/s/ H. RAY MCKENNEY, JR.	Director
H. Ray McKenney, Jr.

/s/ JOHN C. REDETT	Director
John C. Redett

/s/ BOYD C. WILSON, JR.	Director
Boyd C. Wilson, Jr.