Form 10-K/A
period 2014-12-31
CommunityOne Bancorp
filed 2015-03-13
CIK 764811

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

EXPLANATORY NOTE

This Amendment No. 1 amends CommunityOne Bancorp’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Form 10-K”), as filed with the Securities and Exchange Commission on March 6, 2015.  The Company is filing this Amendment No. 1 for the sole purpose of including conformed signatures of the President and Chief Executive Officer and the Chief Financial Officer in exhibits 31.1, 31.2, 32, 99.01 and 99.02.  The Company’s Chief Executive Officer and Chief Financial Officer signed the required certifications on March 6, 2015; however, due to a clerical error, the conformed signature line was not included in the as-filed copy.  The entire Form 10-K, as amended, is being re-filed.
This Amendment No. 1 does not include any additional changes, nor does it update any disclosures contained therein to reflect any developments since the Form 10-K was originally filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 13, 2015.

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