Form 10-Q
period 2015-03-31
CommunityOne Bancorp
filed 2015-05-08
CIK 764811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015	Commission File Number 0-13823
COMMUNITYONE BANCORP
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1456589
(State of Incorporation)	(I.R.S. Employer Identification No.)
1017 E. Morehead Street
Charlotte, North Carolina	28204
(Address of principal executive offices)	(Zip Code)

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

As of April 30, 2015 (the most recent practicable date), the Registrant had outstanding approximately 24,181,684 shares of Common Stock.

CommunityOne Bancorp and Subsidiaries
Report on Form 10-Q
March 31, 2015

i

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
CommunityOne Bancorp and Subsidiaries
Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)	March 31, 2015	December 31, 2014*
Assets
Cash and due from banks	$25,715	$29,202
Interest-bearing bank balances	22,218	66,680
Investment securities:
Available-for-sale, at estimated fair value (amortized cost of $370,038 in 2015 and $354,924 in 2014)	367,842	350,040
Held-to-maturity, at amortized cost (estimated fair value of $140,959 in 2015 and $140,875 in 2014)	140,559	142,461
Loans held for sale	7,571	2,796
Loans held for investment	1,395,911	1,357,788
Less: Allowance for loan losses	(19,008)	(20,345)
Net loans held for investment	1,376,903	1,337,443
Premises and equipment, net	43,809	46,782
Other real estate owned and property acquired in settlement of loans	21,040	20,411
Core deposit premiums and other intangibles	5,500	5,681
Goodwill	4,205	4,205
Bank-owned life insurance	40,212	39,946
Deferred tax assets, net	144,223	146,433
Other assets	32,137	23,434
Total Assets	$2,231,934	$2,215,514
Liabilities
Deposits:
Noninterest-bearing demand deposits	$337,417	$323,776
Interest-bearing deposits:
Demand, savings and money market deposits	880,721	882,332
Time deposits of $250 or more	50,483	49,967
Other time deposits	538,851	538,345
Total deposits	1,807,472	1,794,420
Retail repurchase agreements	7,837	9,076
Federal Home Loan Bank advances	68,221	68,234
Long-term notes payable	5,358	5,338
Junior subordinated debentures	56,702	56,702
Other liabilities	15,392	14,828
Total Liabilities	1,960,982	1,948,598
Shareholders' Equity
Preferred stock, 10,000,000 shares authorized
Series A, $10.00 par value; 51,500 shares issued and no shares outstanding in 2015 and 2014	—	—
Series B, no par value, authorized 250,000 shares, no shares issued and outstanding in 2015 and 2014	—	—
Common stock, no par value; authorized 2,500,000,000 shares, issued 24,185,130 shares in 2015 and 24,185,923 in 2014	487,781	487,603
Accumulated deficit	(210,693)	(213,212)
Accumulated other comprehensive loss	(6,136)	(7,475)
Total Shareholders' Equity	270,952	266,916
Total Liabilities and Shareholders' Equity	$2,231,934	$2,215,514
See accompanying notes to consolidated financial statements.
* Derived from audited consolidated financial statements

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share data)	Three Months Ended March 31,
	2015	2014
Interest Income
Interest and fees on loans	$15,873	$14,081
Interest and dividends on investment securities:
Taxable income	3,224	3,695
Other interest income	171	151
Total interest income	19,268	17,927
Interest Expense
Deposits	1,731	1,702
Retail repurchase agreements	4	3
Federal Home Loan Bank advances	469	469
Other borrowed funds	290	274
Total interest expense	2,494	2,448
Net Interest Income before Recovery of Loan Losses	16,774	15,479
Recovery of provision for loan losses	(1,137)	(684)
Net Interest Income after Recovery of Loan Losses	17,911	16,163
Noninterest Income
Service charges on deposit accounts	1,434	1,564
Mortgage loan income	465	174
Cardholder and merchant services income	1,125	1,113
Trust and investment services	322	358
Bank-owned life insurance	250	252
Other service charges, commissions and fees	383	352
Securities gains, net	—	—
Other income	55	130
Total noninterest income	4,034	3,943
Noninterest Expense
Personnel expense	10,594	10,393
Net occupancy expense	1,469	1,553
Furniture, equipment and data processing expense	1,989	2,003
Professional fees	539	633
Stationery, printing and supplies	176	162
Advertising and marketing	186	153
Other real estate owned expense	360	261
Credit/debit card expense	543	595
FDIC insurance	453	639
Loan collection expense	300	657
Core deposit premium intangible amortization	352	352
Other expense	1,047	1,405
Total noninterest expense	18,008	18,806
Income before income taxes	3,937	1,300
Income tax expense	1,418	23
Net income	$2,519	$1,277

Weighted average number of shares outstanding - basic	24,183,396	21,935,566
Weighted average number of shares outstanding - diluted	24,195,108	21,935,566
Net income per share - basic and diluted	$0.10	$0.06
See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)	Three Months Ended March 31,
	2015	2014
Net income	$2,519	$1,277
Other comprehensive income:
Unrealized gains arising during the period on available-for-sale securities	2,688	5,291
Tax effect	(1,028)	(2,024)
Unrealized gains arising during the period on available-for-sale securities, net of tax	1,660	3,267
Unrealized gain (loss) on interest rate swaps	(523)	41
Tax effect	200	(16)
Unrealized gain (loss) on interest rate swaps, net of tax	(323)	25
Reclassification adjustment for loss on interest rate swaps included in net income	3	—
Tax effect	(1)	—
Reclassification adjustment for loss on interest rate swaps included in net income, net of tax	2	—
Other comprehensive income, net of tax:	1,339	3,292
Comprehensive income	$3,858	$4,569
See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)
For Three Months Ended March 31, 2015 and 2014

						Accumulated
(dollars in thousands, except share and per share data)						Other
	Preferred Stock		Common Stock		Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Total
Balance, December 31, 2013	—	$—	21,861,418	$461,636	$(363,670)	$(17,605)	$80,361
Comprehensive income:
Net income	—	—	—	—	1,277	—	1,277
Other comprehensive income, net of tax	—	—	—	—	—	3,292	3,292
Total comprehensive income							4,569
Stock options and restricted stock awards:
Compensation expense recognized	—	—	—	387	—	—	387
Issuance of restricted stock awards, net of cancellations	—	—	110,417	—	—	—	—
Shares issued as compensation to directors			1,348	14			14
Balance, March 31, 2014	—	$—	21,973,183	$462,037	$(362,393)	$(14,313)	$85,331
Balance, December 31, 2014	—	$—	24,185,923	$487,603	$(213,212)	$(7,475)	$266,916
Comprehensive income:
Net income	—	—	—	—	2,519	—	2,519
Other comprehensive income, net of tax	—	—	—	—	—	1,339	1,339
Total comprehensive income							3,858
Stock options and restricted stock awards:
Compensation expense recognized	—	—	—	167	—	—	167
Issuance of restricted stock awards, net of cancellations	—	—	(1,737)	—	—	—	—
Shares issued as compensation to directors	—	—	944	11	—	—	11
Balance, March 31, 2015	—	$—	24,185,130	$487,781	$(210,693)	$(6,136)	$270,952

See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)	Three Months Ended March 31,
	2015	2014
Operating Activities
Net income	$2,519	$1,277
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	926	945
Recovery of loan losses	(1,137)	(684)
Deferred income taxes	1,379	23
Deferred loan fees and costs, net	(220)	(279)
Premium amortization and discount accretion of investment securities, net	583	667
Amortization of core deposit premiums	352	352
Net accretion on acquired loans	(2,099)	(2,774)
Stock compensation expense	178	401
Increase in cash surrender value of bank-owned life insurance, net	(266)	(270)
Loans held for sale:
Origination of loans held for sale	(22,389)	(13,250)
Net proceeds from sale of loans held for sale	17,787	13,255
Net gain on sale of loans held for sale	(173)	(130)
Mortgage servicing rights capitalized	(300)	(144)
Mortgage servicing rights amortization	130	109
Net gain on sale of premises and equipment	(88)	(11)
Net loss on sales and write-downs of other real estate owned	294	274
Changes in assets and liabilities:
Decrease (Increase) in accrued interest receivable and other assets	(4,477)	1,170
Increase (Decrease) in accrued interest payable and other liabilities	(1,834)	1,031
Net cash provided by (used in) operating activities	(8,835)	1,962
Investing Activities
Available-for-sale securities:
Proceeds from maturities, calls and principal repayments	15,520	16,871
Purchases	(31,133)	—
Held-to-maturity securities:
Proceeds from maturities, calls and principal repayments	1,818	2,634
Net increase in loans held for investment	(38,487)	(3,125)
Proceeds from sales of other real estate owned	1,490	2,075
Purchases of premises and equipment	(687)	(369)
Proceeds from sales of premises and equipment	565	25
Net cash provided by (used in) investing activities	(50,914)	18,111
Financing Activities
Net increase in deposits	13,052	19,225
Increase in retail repurchase agreements	(1,239)	(1,765)
Decrease in Federal Home Loan Bank advances	(13)	(12)
Net cash provided by financing activities	11,800	17,448
Net Increase (Decrease) in Cash and Cash Equivalents	(47,949)	37,521
Cash and Cash Equivalents at Beginning of Period	95,882	67,430
Cash and Cash Equivalents at End of Period	$47,933	$104,951

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$5,759	$2,204
Income taxes, net of refunds	39	—
Noncash transactions:
Foreclosed loans transferred to other real estate owned	2,495	268
Loans to facilitate the sale of other real estate owned	—	1,699
Unrealized securities gains (losses), net of income taxes	1,660	3,267
Transfer of fixed assets to other assets	2,722	2,136
Unrealized loss on interest rate swaps, net of income taxes	(321)	25
See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation
Nature of Operations
CommunityOne Bancorp, ("COB" or the "Company" - also referred to as “us” or “we” and our subsidiaries on a consolidated basis), is a bank holding company headquartered in Charlotte, North Carolina and incorporated in 1984 under the laws of the State of North Carolina. Through our ownership of CommunityOne Bank, N.A., or the "Bank," a national banking association founded in 1907 and headquartered in Asheboro, North Carolina, we offer a complete line of consumer, mortgage and business banking services, including loan, deposit, treasury management, online and mobile banking services, as well as wealth management and trust services, to individual and small and middle market businesses through financial centers located throughout central, southern and western North Carolina. Our strategy is to grow the Company organically by focusing on meeting the financial needs of customers in our market area by providing a suite of quality financial products and services through local and experienced bankers and lenders located in branches and loan production offices in our customers’ local markets. We also offer the convenience of online and mobile banking capabilities. In addition to organic growth, our strategy is to grow through merger and acquisition activity in our markets, should attractive opportunities present themselves. We define our market as communities located in North Carolina, as well as adjoining markets in South Carolina and Virginia.
In July 2013, we changed our name from FNB United Corp. to CommunityOne Bancorp, and our stock symbol from FNBN to COB.
We earn revenue primarily from interest on loans and securities investments, mortgage banking income and fees charged for financial services provided to our customers. Offsetting these revenues are the cost of deposits and other funding sources, provision for loan losses and operating costs such as salaries and employee benefits, occupancy, data processing expenses, loan origination and collection expenses and tax expense.
General
In the accompanying consolidated financial statements, prepared without audit, all significant intercompany balances and transactions have been eliminated. Descriptions of the organization and business of COB, accounting policies followed by COB and other relevant information are contained in our Annual Report on Form 10-K for the year ended December 31, 2014 (the "Form 10-K"), including the Notes to the consolidated financial statements filed as part of that report. This quarterly report should be read in conjunction with the Form 10-K.
In the opinion of management, the accompanying consolidated financial statements contain the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of COB as of March 31, 2015 and December 31, 2014, and the results of its operations and cash flows for the three months ended March 31, 2015 and 2014, respectively.
Use of Estimates
We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"). Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowances for loan losses (“ALL”), estimated cash flows of purchased impaired loans, the carrying value of OREO, the carrying value of investment securities and the realization of deferred tax assets.
Reclassification
Certain reclassifications have been made to the prior period consolidated financial statements to place them on a comparable basis with the current period consolidated financial statements. These reclassifications have no effect on net income or shareholders' equity as previously reported.
Recent Accounting Pronouncements
In January 2014, the FASB issued ASU No. 2014-04 Troubled Debt Restructurings by Creditors (Subtopic 310-40): "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure" (“ASU No. 2014-04”). This pronouncement clarifies the criteria for concluding that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments also outline interim and annual disclosure requirements. The amendments became effective for the Company for interim and annual reporting periods beginning after December 15, 2014. These amendments did not have a material effect on the Company's financial statements.

In May 2014, the FASB issued an update (ASU No. 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.
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
2. Goodwill and Other Intangible Assets
We accounted for our October 2011 merger (the "Merger") with Bank of Granite Corporation (“Granite”), as a business combination under the acquisition method of accounting. As a result, we have recognized in our financial statements the identifiable net assets acquired and an amount of goodwill (representing the difference between the purchase price and the identifiable net assets).
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
3. Investment Securities
Securities designated as available-for-sale are carried at fair value. However, the unrealized difference between amortized cost and fair value of securities available-for-sale is excluded from net income unless there is an other than temporary impairment and is reported, net of deferred taxes, as a component of shareholders' equity as accumulated other comprehensive income (loss). Securities designated as held-to-maturity are carried at amortized cost, as the Company has the ability, and management has the positive intent, to hold these securities to maturity. Premiums and discounts on securities are amortized and accreted according to the interest method.
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

The following table summarizes the amortized cost and estimated fair value of investment securities and presents the related gross unrealized gains and losses:

March 31, 2015
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of U.S. government sponsored enterprises	$2,022	$14	$—	$2,036
Residential mortgage-backed securities-GSE	288,622	899	3,802	285,719
Residential mortgage-backed securities-Private	15,744	690	4	16,430
Commercial mortgage-backed securities-GSE	22,279	—	71	22,208
Commercial mortgage-backed securities-Private	10,354	103	—	10,457
Corporate notes	31,017	—	25	30,992
Total available-for-sale	370,038	1,706	3,902	367,842
Held-to-Maturity:
Residential mortgage-backed securities-GSE	130,496	590	372	130,714
Commercial mortgage-backed securities-Private	10,063	182	—	10,245
Total held-to-maturity	140,559	772	372	140,959
Total investment securities	$510,597	$2,478	$4,274	$508,801

December 31, 2014
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of U.S. government sponsored enterprises	$2,028	$16	$—	$2,044
Residential mortgage-backed securities-GSE	295,300	438	5,593	290,145
Residential mortgage-backed securities-Private	16,455	820	4	17,271
Commercial mortgage-backed securities-GSE	22,377	—	419	21,958
Commercial mortgage-backed securities-Private	10,365	—	150	10,215
Corporate notes	8,399	8	—	8,407
Total available-for-sale	354,924	1,282	6,166	350,040
Held-to-Maturity:
Residential mortgage-backed securities-GSE	132,396	116	1,635	130,877
Commercial mortgage-backed securities-Private	10,065	—	67	9,998
Total held-to-maturity	142,461	116	1,702	140,875
Total investment securities	$497,385	$1,398	$7,868	$490,915
As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB based generally upon the balances of total assets and FHLB advances. FHLB capital stock is pledged to secure FHLB advances. This investment is carried at cost since no ready market exists for FHLB stock and there is no quoted market value. However, redemption of this stock has historically been at par value. The Bank owned a total of $4.9 million of FHLB stock at March 31, 2015 and $4.9 million at December 31, 2014. Due to the redemption provisions of FHLB stock, we have estimated that fair value approximated cost and that this investment was not impaired at March 31, 2015. FHLB stock is included in other assets at its original cost basis.
As a member bank of the Federal Reserve Bank of Richmond (“FRBR”), the Bank also is required to own capital stock of the FRBR based upon a percentage of the Bank's common stock and surplus. This investment is carried at cost since no ready market exists for FRBR stock and there is no quoted market value. At March 31, 2015 and December 31, 2014, the Bank owned a total of $9.6 million and $4.7 million of FRBR stock, respectively. Because this investment is in an entity of the U.S. government, we have estimated that fair value approximated the cost and that this investment was not impaired at March 31, 2015. FRBR stock is included in other assets at its original cost basis.

At March 31, 2015, $120.2 million of the investment securities portfolio was pledged to secure public deposits, $16.5 million was pledged to retail repurchase agreements and $170.9 million was pledged to others, leaving $200.8 million available as pledgeable collateral.
The Bank did not sell any investment securities during the three months ended March 31, 2015 or March 31, 2014.
The following tables show our investments' estimated fair value and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014. The change in unrealized losses during the three months ending March 31, 2015 was attributed to changes in interest rates and not to changes in the credit quality of these securities. All unrealized losses on investment securities are considered by management to be temporary given the credit quality of these investment securities or the short duration of the unrealized loss, or both.

	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2015
Available-for-Sale:
Residential mortgage-backed securities-GSE	$80,677	$557	$145,265	$3,245	$225,942	$3,802
Residential mortgage-backed securities-Private	1,135	4	—	—	1,135	4
Commercial mortgage-backed securities-GSE	22,208	71	—	—	22,208	71
Corporate Notes	30,992	25			30,992	25
Total available-for-sale	135,012	657	145,265	3,245	280,277	3,902
Held-to-Maturity:
Residential mortgage-backed securities-GSE	34,426	80	39,603	292	74,029	372
Total held-to-maturity	34,426	80	39,603	292	74,029	372
Total	$169,438	$737	$184,868	$3,537	$354,306	$4,274

December 31, 2014
Available-for-Sale
Residential mortgage-backed securities-GSE	$—	$—	$245,457	$5,593	$245,457	$5,593
Residential mortgage-backed securities-Private	1,154	4	—	—	1,154	4
Commercial mortgage-backed securities-GSE	—	—	21,958	419	21,958	419
Commercial mortgage-backed securities-Private	—	—	10,215	150	10,215	150
Total available-for-sale	1,154	4	277,630	6,162	278,784	6,166
Held-to-Maturity:
Residential mortgage-backed securities-GSE	—	—	112,878	1,635	112,878	1,635
Commercial mortgage-backed securities-Private	—	—	9,998	67	9,998	67
Total held-to-maturity	—	—	122,876	1,702	122,876	1,702
Total	$1,154	$4	$400,506	$7,864	$401,660	$7,868
At March 31, 2015 and December 31, 2014, there were 15 and 33 available-for-sale securities that were in an unrealized loss position for 12 months or more, respectively.
We analyzed our securities portfolio at March 31, 2015, and considered ratings, fair value, cash flows and other factors to determine if any of the securities were other than temporarily impaired. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and we have determined that it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis, none of the securities are deemed to be other than temporarily impaired.

The aggregate amortized cost and fair value of securities at March 31, 2015, by remaining contractual maturity, are shown in the following table. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations. Mortgage backed securities are grouped based on stated maturity date, but actual maturity will vary based on the actual repayment of the underlying mortgage loans.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U.S. government sponsored agencies
Due after one year through five years	$2,022	$2,036	$—	$—
Residential mortgage-backed securities-GSE
Due after five years through 10 years	2,200	2,263	—	—
Due after ten years	286,422	283,456	130,496	130,714
Residential mortgage-backed securities-Private
Due after ten years	15,744	16,430	—	—
Commercial mortgage-backed securities-GSE
Due after five years through 10 years	22,279	22,208	—	—
Commercial mortgage-backed securities-Private
Due after ten years	10,354	10,457	10,063	10,245
Corporate notes
Due after one year through five years	31,017	30,992	—	—
Total	$370,038	$367,842	$140,559	$140,959

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

The following table presents an aging analysis of accruing and nonaccruing loans as of March 31, 2015:

(dollars in thousands)	Accruing
	30-59 days past due	60-89 days past due	More than 90 days past due	Nonaccrual	Total past due and nonaccrual	Current and accruing	Total Loans
PC and Originated Loans
Commercial and agricultural	$357	$—	$—	$515	$872	$107,920	$108,792
Real estate - construction	—	211	—	1,022	1,233	72,837	74,070
Real estate - mortgage:
1-4 family residential	1,491	26	—	8,856	10,373	649,407	659,780
Commercial	—	—	—	9,410	9,410	352,209	361,619
Consumer	680	116	—	452	1,248	81,140	82,388
Total	2,528	353	—	20,255	23,136	1,263,513	1,286,649
PI loans
Commercial and agricultural	14	—	2,178	—	2,192	4,649	6,841
Real estate - construction	—	—	1,618	—	1,618	7,037	8,655
Real estate - mortgage:
1-4 family residential	481	—	1,966	—	2,447	13,882	16,329
Commercial	404	—	13,055	—	13,459	63,030	76,489
Consumer	2	—	9	—	11	937	948
Total	901	—	18,826	—	19,727	89,535	109,262
Total Loans	$3,429	$353	$18,826	$20,255	$42,863	$1,353,048	$1,395,911

The following table presents an aging analysis of accruing and nonaccruing loans as of December 31, 2014:

(dollars in thousands)	Accruing
	30-59 days past due	60-89 days past due	More than 90 days past due	Nonaccrual	Total past due and nonaccrual	Current and accruing	Total Loans
PC and Originated Loans
Commercial and agricultural	$—	$—	$—	$608	$608	$105,269	$105,877
Real estate - construction	100	—	—	2,307	2,407	66,723	69,130
Real estate - mortgage:
1-4 family residential	2,719	147	—	8,637	11,503	638,364	649,867
Commercial	105	141	—	13,381	13,627	325,356	338,983
Consumer	744	225	5	355	1,329	69,760	71,089
Total	3,668	513	5	25,288	29,474	1,205,472	1,234,946
PI loans
Commercial and agricultural	—	—	2,232	—	2,232	5,303	7,535
Real estate - construction	—	—	3,737	—	3,737	5,460	9,197
Real estate - mortgage:
1-4 family residential	579	15	2,209	—	2,803	14,934	17,737
Commercial	287	119	12,964	—	13,370	73,975	87,345
Consumer	2	—	10	—	12	1,016	1,028
Total	868	134	21,152	—	22,154	100,688	122,842
Total Loans	$4,536	$647	$21,157	$25,288	$51,628	$1,306,160	$1,357,788
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
Loans categorized as Special Mention or worse are considered Criticized. Loans categorized as Substandard or Doubtful are considered Classified. Purchased loans acquired in the Merger are recorded at estimated fair value on the date of acquisition without the carryover of related ALL. The table below includes $24.5 million and $27.0 million in Granite Purchased Loans categorized as Substandard or Doubtful at March 31, 2015 and December 31, 2014, respectively.
The following table presents loans held for investment balances by risk grade as of March 31, 2015:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
	(Ratings 1-5)	(Rating 6)	(Rating 7)	(Rating 8)	Total
Commercial and agricultural	$106,767	$6,093	$2,773	$—	$115,633
Real estate - construction	75,226	2,205	5,294	—	82,725
Real estate - mortgage:
1-4 family residential	655,673	5,199	15,237	—	676,109
Commercial	385,425	21,357	30,960	363	438,105
Consumer	82,537	10	474	318	83,339
Total	$1,305,628	$34,864	$54,738	$681	$1,395,911
The following table presents loans held for investment balances by risk grade as of December 31, 2014:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
	(Ratings 1-5)	(Rating 6)	(Rating 7)	(Rating 8)	Total
Commercial and agricultural	$104,165	$6,318	$2,930	$—	$113,413
Real estate - construction	68,995	2,411	6,921	—	78,327
Real estate - mortgage:
1-4 family residential	646,897	5,363	15,342	—	667,602
Commercial	363,267	25,715	36,984	362	426,328
Consumer	71,350	11	376	381	72,118
Total	$1,254,674	$39,818	$62,553	$743	$1,357,788

Loans included in the preceding loan composition table are net of participations sold. Loans are increased by net loan premiums of $3.0 million and $2.8 million at March 31, 2015 and December 31, 2014, respectively.
At March 31, 2015 and December 31, 2014, loans held for sale consisted of originated residential mortgage loans held for sale carried at the lower of cost or fair market value.
Loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balance of loans serviced for others amounted to $246.9 million at March 31, 2015 and $235.0 million at December 31, 2014.
Loans Pledged
To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans. Gross loans of $121.4 million and $123.1 million of investment securities, and gross loans of $127.2 million and $124.6 million of investment securities, were pledged to collateralize FHLB advances and letters of credit at March 31, 2015 and December 31, 2014, respectively, of which there was $126.2 million and $130.8 million of credit availability for borrowing, respectively. At March 31, 2015, $5.3 million of loans and $47.8 million of securities were pledged to collateralize potential borrowings from the Federal Reserve Discount Window, of which $51.7 million was available as borrowing capacity. We could also access $246.0 million of additional borrowings from the FHLB under credit lines by pledging additional collateral.
Nonaccruing and Impaired Loans
Interest income on loans is calculated by using the interest method based on the daily outstanding balance. The recognition of interest income is discontinued when, in management's opinion, the collection of all or a portion of interest becomes doubtful. Loans are returned to accrual status when the factors indicating doubtful collectability cease to exist and the loan has performed in accordance with its terms for a demonstrated period of time. The past due status of loans is based on the contractual payment terms. Had nonaccruing loans been on accruing status, interest income would have been higher by $0.8 million and $1.0 million for the three months ended March 31, 2015 and March 31, 2014, respectively. At March 31, 2015 and December 31, 2014, COB had certain impaired loans of $20.3 million and $25.3 million, respectively, which were on nonaccruing interest status.
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
The following table summarizes information relative to impaired loans for the dates indicated:

	March 31, 2015		December 31, 2014
(dollars in thousands)	Recorded Investment	Associated Reserves	Recorded Investment	Associated Reserves
Impaired loans, not individually reviewed for impairment	$4,603	$—	$4,967	$—
Impaired loans, individually reviewed, with no impairment	22,134	—	26,631	—
Impaired loans, individually reviewed, with impairment	7,550	364	7,851	418
Total impaired loans, excluding purchased impaired *	$34,287	$364	$39,449	$418

Purchased impaired loans with subsequent deterioration	$105,662	3,194	$118,701	3,237
Purchased impaired loans with no subsequent deterioration	$3,600	—	$4,141	—
Total Reserves		$3,558		$3,655

Average impaired loans calculated using a simple average	$36,868		$43,446

* Included at March 31, 2015 and December 31, 2014 were $14.0 million and $14.1 million, respectively, in restructured and performing loans.

The following table presents loans held for investment on nonaccrual status by loan class for the dates indicated:

(dollars in thousands)
	March 31, 2015	December 31, 2014
Loans held for investment:
Commercial and agricultural	$515	$608
Real estate - construction	1,022	2,307
Real estate - mortgage:
1-4 family residential	8,856	8,637
Commercial	9,410	13,381
Consumer	452	355
Total nonaccrual loans	20,255	25,288
Loans more than 90 days delinquent, still on accrual	—	5
Total nonperforming loans	$20,255	$25,293
There were no loans held for sale on nonaccrual status as of March 31, 2015 or December 31, 2014.

The following table presents individually reviewed impaired loans and purchased impaired loans with subsequent credit deterioration, segregated by portfolio segment, and the corresponding allowance for loan losses as of March 31, 2015:

		Unpaid
(dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
Individually reviewed impaired loans with no related allowance recorded:
Commercial and agricultural	$444	$493	$—
Real estate - construction	1,262	1,582	—
Real estate - mortgage:
1-4 family residential	7,852	9,761	—
Commercial	12,576	18,092	—
Consumer	—	—	—
Total	22,134	29,928	—
Individually reviewed impaired loans with an allowance recorded:
Commercial and agricultural	—	—	—
Real estate - construction	—	—	—
Real estate - mortgage:
1-4 family residential	3,738	4,305	353
Commercial	3,812	3,984	11
Consumer	—	—	—
Total	7,550	8,289	364
Total individually reviewed impaired loans:
Commercial and agricultural	444	493	—
Real estate - construction	1,262	1,582	—
Real estate - mortgage:
1-4 family residential	11,590	14,066	353
Commercial	16,388	22,076	11
Consumer	—	—	—
Total	$29,684	$38,217	$364

PI loans with subsequent credit deterioration:
Commercial and agricultural	$6,841	$5,521	$239
Real estate - construction	8,112	9,234	783
Real estate - mortgage:
1-4 family residential	13,272	14,078	240
Commercial	76,489	78,403	1,744
Consumer	948	621	188
Total	$105,662	$107,857	$3,194

The following table presents individually reviewed impaired loans, and purchased impaired loans with subsequent credit deterioration, segregated by portfolio segment, and the corresponding allowance for loan losses as of December 31, 2014:

		Unpaid
(dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
Individually reviewed impaired loans with no related allowance recorded:
Commercial and agricultural	$—	$—	$—
Real estate - construction	2,344	2,898	—
Real estate - mortgage:
1-4 family residential	8,115	10,238	—
Commercial	16,172	22,060	—
Consumer	—	—	—
Total	26,631	35,196	—
Individually reviewed impaired loans with an allowance recorded:
Commercial and agricultural	498	498	58
Real estate - construction	—	—	—
Real estate - mortgage:
1-4 family residential	3,294	3,676	331
Commercial	4,059	4,228	29
Consumer	—	—	—
Total	7,851	8,402	418
Total individually reviewed impaired loans:
Commercial and agricultural	498	498	58
Real estate - construction	2,344	2,898	—
Real estate - mortgage:
1-4 family residential	11,409	13,914	331
Commercial	20,231	26,288	29
Consumer	—	—	—
Total	$34,482	$43,598	$418
PI loans with subsequent credit deterioration:
Commercial and agricultural	$7,535	$6,149	$257
Real estate - construction	8,619	9,855	507
Real estate - mortgage:
1-4 family residential	14,174	15,278	199
Commercial	87,345	90,830	2,085
Consumer	1,028	667	189
Total	$118,701	$122,779	$3,237

The following summary presents individually reviewed impaired loans. Average recorded investment and interest income recognized on impaired loans, segregated by portfolio segment, is shown in the following tables as of March 31, 2015 and March 31, 2014:

	For Three Months Ended		For Three Months Ended
	March 31, 2015		March 31, 2014
	Average	Interest	Average	Interest
(dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Individually reviewed impaired loans with no related allowance recorded:
Commercial and agricultural	$478	$—	$242	$—
Real estate - construction	1,276	11	2,688	10
Real estate - mortgage:
1-4 family residential	7,925	31	9,050	28
Commercial	13,081	73	21,503	89
Consumer	—	—	—	—
Total	22,760	115	33,483	127
Individually reviewed impaired loans with an allowance recorded:
Commercial and agricultural	—	—	—	—
Real estate - construction	—	—	650	2
Real estate - mortgage:
1-4 family residential	3,744	19	3,829	19
Commercial	3,830	52	3,552	30
Consumer	—	—	—	—
Total	7,574	71	8,031	51
Total individually reviewed impaired loans:
Commercial and agricultural	478	—	242	—
Real estate - construction	1,276	11	3,338	12
Real estate - mortgage:
1-4 family residential	11,669	50	12,879	47
Commercial	16,911	125	25,055	119
Consumer	—	—	—	—
Total	$30,334	$186	$41,514	$178

Impaired loans also include loans for which we may elect to grant a concession, providing terms more favorable than those prevalent in the market (e.g., rate, amortization term), and formally restructure due to the weakening credit status of a borrower. Restructuring is designed to facilitate a repayment plan that minimizes the potential losses that we otherwise may have to incur. If these impaired loans are on nonaccruing status as of the date of restructuring, the loans are included in nonperforming loans. Nonperforming restructured loans will remain as nonperforming until the borrower can demonstrate adherence to the restructured terms for a period of no less than six months and when it is otherwise determined that continued adherence is reasonably assured. Some restructured loans continue as accruing loans after restructuring if the borrower is not past due at the time of restructuring, adequate collateral valuations support the restructured loans, and the cash flows of the underlying business appear adequate to support the restructured debt service. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At March 31, 2015, there was $18.2 million in restructured loans, of which $14.0 million were accruing. At December 31, 2014, there was $19.4 million in restructured loans, of which $14.1 million were accruing.

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
At March 31, 2015, and December 31, 2014, our financial statements reflected a Granite PI loan ALL of $3.2 million and $3.2 million, respectively, and an ALL for Granite PC loans of $0.4 million and $0.3 million, respectively.

The following table presents the balance of all Granite Purchased Loans:

	At March 31, 2015
(dollars in thousands)	Purchased Impaired	Purchased Contractual	Total Purchased Loans	Unpaid Principal Balance
Commercial and agricultural	$6,841	$1,187	$8,028	$6,727
Real estate - construction	8,655	—	8,655	9,815
Real estate - mortgage:
1-4 family residential	16,329	21,250	37,579	39,223
Commercial	76,489	—	76,489	78,403
Consumer	948	—	948	629
Total	$109,262	$22,437	$131,699	$134,797

	At December 31, 2014
(dollars in thousands)	Purchased Impaired	Purchased Contractual	Total Purchased Loans	Unpaid Principal Balance
Commercial and agricultural	$7,535	$4,288	$11,823	$10,508
Real estate - construction	9,197	—	9,197	10,463
Real estate - mortgage:
1-4 family residential	17,737	21,660	39,397	41,295
Commercial	87,345	—	87,345	90,830
Consumer	1,028	—	1,028	678
Total	$122,842	$25,948	$148,790	$153,774

The tables below include only those Granite Purchased Loans accounted for under the expected cash flow method (PI loans) for the periods indicated. These tables do not include PC loans, including Granite PC loans or purchased residential mortgage loan pools.

	For Three Months Ended		For Three Months Ended
	March 31, 2015		March 31, 2014
	Purchased Impaired		Purchased Impaired
(dollars in thousands)	Carrying Amount	Future Accretion	Carrying Amount	Future Accretion
Balance, beginning of period	$122,842	$24,898	$161,651	$29,987
Accretion	2,048	(2,048)	2,665	(2,665)
Increase (Decrease) in future accretion	—	(1,925)	—	1,005
Reclassification of loans and adjustments	—	—	(4,180)	—
Payments received	(14,854)	—	(11,081)	—
Foreclosed and transferred to OREO	(774)	—	(22)	—
Subtotal before allowance	109,262	20,925	149,033	28,327
Allowance for loan losses	(3,194)	—	(5,237)	—
Net carrying amount, end of period	$106,068	$20,925	$143,796	$28,327

Allowance for Loan Losses
COB's ALL, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with our best estimate of probable loan losses to be incurred as of the balance sheet date. We assess our ALL quarterly. This assessment includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. For purposes of the ALL, we have grouped our loans into pools with similar risk characteristics, including loan purpose, collateral type and borrower type. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. We also analyze the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While we use the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used.
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

We lend primarily in North Carolina. As of March 31, 2015, a large majority of the principal amount of the loans held for investment in our portfolio was to businesses and individuals in North Carolina. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by us in the determination of the adequacy of the ALL. We believe the ALL is adequate to cover estimated losses on loans at each balance sheet date.

During the three month period ended March 31, 2015, we charged off $1.0 million in loans and realized $0.8 million in recoveries, for $0.2 million of net charge-offs.

The ALL, as a percentage of loans held for investment, was 1.36% at March 31, 2015, compared to 2.13% at March 31, 2014. At December 31, 2014, the ALL, as a percentage of loans held for investment, was 1.50%.

An analysis of the changes in the ALL is as follows:

	For Three Months Ended
(dollars in thousands)	March 31, 2015	March 31, 2014
Balance, beginning of period	$20,345	$26,785
Recovery of losses charged to continuing operations	(1,137)	(684)
Net charge-offs:
Charge-offs	(994)	(1,977)
Recoveries	794	1,915
Net charge-offs	(200)	(62)
Balance, end of period	$19,008	$26,039
Annualized net charge-offs during the period to average loans held for investment	0.06%	0.02%
Annualized net charge-offs during the period to ALL	4.27%	0.97%
Allowance for loan losses to loans held for investment	1.36%	2.13%
The following table presents ALL activity by portfolio segment for the three months ended March 31, 2015:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total

ALL:
Beginning balance January 1, 2015	$3,915	$3,163	$5,847	$4,179	$3,241	$20,345
Charge-offs	(49)	(81)	(125)	(7)	(732)	(994)
Recoveries	221	196	138	58	181	794
Provision (recovery of provision)	(689)	(158)	(237)	(1,078)	1,025	(1,137)
Ending balance March 31, 2015	$3,398	$3,120	$5,623	$3,152	$3,715	$19,008

The following table presents ALL activity by portfolio segment for the three months ended March 31, 2014:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:

Beginning balance January 1, 2014	$2,931	$5,233	$8,869	$7,195	$2,557	$26,785
Charge-offs	(389)	(533)	(484)	(66)	(505)	(1,977)
Recoveries	392	964	235	66	258	1,915
Provision (recovery of provision)	507	(356)	(697)	(229)	91	(684)
Ending balance March 31, 2014	$3,441	$5,308	$7,923	$6,966	$2,401	$26,039

The following table details the recorded investment in loans related to each segment in the allowance for loan losses by portfolio segment and disaggregated on the basis of impairment evaluation methodology at March 31, 2015:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Individually reviewed for impairment	$—	$—	$353	$11	$—	$364
Collectively reviewed for impairment	3,159	2,337	5,030	1,397	3,527	15,450
PI loans reviewed for credit impairment	239	783	240	1,744	188	3,194
PI loans with no credit deterioration	—	—	—	—	—	—
Total ALL	$3,398	$3,120	$5,623	$3,152	$3,715	$19,008
Loans held for investment
Individually reviewed for impairment	$444	$1,262	$11,596	$16,387	$—	$29,689
Collectively reviewed for impairment	108,348	72,808	648,184	345,229	82,391	1,256,960
PI loans with subsequent credit deterioration	6,841	8,112	13,272	76,489	948	105,662
PI loans with no credit deterioration	—	543	3,057	—	—	3,600
Total loans	$115,633	$82,725	$676,109	$438,105	$83,339	$1,395,911
The following table details the recorded investment in loans related to each segment in the allowance for loan losses by portfolio segment and disaggregated on the basis of impairment evaluation methodology at December 31, 2014:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Individually reviewed for impairment	$58	$—	$331	$29	$—	$418
Collectively reviewed for impairment	3,600	2,656	5,317	2,065	3,052	16,690
PI loans reviewed for credit impairment	257	507	199	2,085	189	3,237
PI loans with no credit deterioration	—	—	—	—	—	—
Total ALL	$3,915	$3,163	$5,847	$4,179	$3,241	$20,345
Loans held for investment
Individually reviewed for impairment	$498	$2,344	$11,409	$20,231	$—	$34,482
Collectively reviewed for impairment	105,380	66,786	638,456	318,752	71,090	1,200,464
PI loans with subsequent credit deterioration	7,535	8,619	14,174	87,345	1,028	118,701
PI loans with no credit deterioration	—	578	3,563	—	—	4,141
Total loans	$113,413	$78,327	$667,602	$426,328	$72,118	$1,357,788

Troubled Debt Restructuring
The following tables present a breakdown of troubled debt restructurings that were restructured during the three months ended March 31, 2015 and March 31, 2014, respectively, segregated by portfolio segment:

	For Three Months Ended March 31, 2015			For Three Months Ended March 31, 2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(dollars in thousands)	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
Commercial and agricultural	—	$—	$—	1	$11	$11
Real estate - construction	—	—	—	—	—	—
Real estate - mortgage:
1-4 family residential	—	—	—	5	735	732
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	$—	6	$746	$743

During the three months ended March 31, 2015, we did not modify any loans that were considered to be troubled debt restructurings. During the three months ended March 31, 2014, we modified six loans that were considered to be troubled debt restructurings. We extended the terms for two of these loans and modified the interest rate for the remaining four loans.
There were no loans restructured in the twelve months prior to March 31, 2015 that went into default during the three months ended March 31, 2015. There were also no loans restructured in the twelve months prior to March 31, 2014 that went into default during the three months ended March 31, 2014.
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
The reserve for unfunded commitments was $0.9 million as of March 31, 2015 and $0.8 million at December 31, 2014.
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
Total OREO and property acquired in settlement of loans increased $0.6 million during the first three months of 2015 from $20.4 million at December 31, 2014, to $21.0 million at March 31, 2015. At March 31, 2015 and December 31, 2014, OREO and property acquired in settlement of loans represented 51% and 45% of total nonperforming assets, respectively.

The following table summarizes OREO and property acquired in settlement of loans at the periods indicated:

(dollars in thousands)	March 31, 2015	December 31, 2014
Real estate acquired in settlement of loans	$20,833	$20,122
Property acquired in settlement of loans	207	289
Total property acquired in settlement of loans	$21,040	$20,411
The following tables summarize the changes in real estate acquired in settlement of loans at the periods indicated:

	For Three Months Ended
(dollars in thousands)	March 31, 2015	March 31, 2014
Real estate acquired in settlement of loans, beginning of period	$20,122	$28,353
Plus: New real estate acquired in settlement of loans	2,495	268
Less: Sales of real estate acquired in settlement of loans	(1,490)	(3,774)
Less: Write-downs and net gain (loss) on sales charged to expense	(294)	(274)
Real estate acquired in settlement of loans, end of period	$20,833	$24,573

At March 31, 2015, 16 assets with a net carrying amount of $3.4 million were under contract for sale. Estimated losses on these sales have been recognized in the Consolidated Statements of Operations in the first three months of 2015.
At March 31, 2015, the Company’s recorded investment in mortgage loans collateralized by residential real estate properties that are in the process of foreclosure was $1.1 million and the Company’s OREO balance included $3.4 million of residential real estate.
6. Earnings Per Share
Basic net earnings per share, or basic earnings per share (“EPS”), is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding for the period.
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

(dollars in thousands, except share and per share data)	For Three Months Ended
	March 31, 2015	March 31, 2014
Net income	$2,519	$1,277
Weighted average number of shares outstanding - basic	24,183,396	21,935,566
Weighted average number of shares outstanding - diluted	24,195,108	21,935,566
Net income per share - basic and diluted	$0.10	$0.06
During the three months ended March 31, 2015 and March 31, 2014, the price of the Company's common stock (as quoted on the Nasdaq Capital Market) was below the price of the common stock warrant. As a result, the warrant was considered antidilutive and thus is not included in the diluted share calculation.
For the three months ended March 31, 2015, there were 22,127 antidilutive shares. For the three months ended March 31, 2014, there were 22,713 antidilutive shares. Of the antidilutive shares, the number of shares relating to stock options were 55 for the three months ended March 31, 2015 and 641 for the three months ended March 31, 2014, while the number relating to the warrant was 22,072 for all periods presented.

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
In connection with its asset / liability management objectives, the Company during the first quarter of 2014 entered into two interest rate swaps on $40 million of FHLB advances, each swap having a $20 million notional amount, that convert the floating rate cash flow exposure on the FHLB advances to a fixed rate cash flow. As structured, the receive-variable, pay-fixed swaps were evaluated as being cash flow hedges and have remained highly effective since inception through the quarter ending March 31, 2015. The differences in cash flows in each period between the fixed rate interest payments that the Company makes and the variable rate interest payments received is currently reported in earnings. These interest rate swaps mature on June 15, 2020.
Mortgage banking derivatives used in the ordinary course of business consist of mandatory forward sales contracts, best-efforts forward contracts and rate lock loan commitments. The fair value of our derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants.
We have established guidelines in originating and selling loans to Fannie Mae, and retaining or selling the mortgage servicing rights. The commitments to borrowers to originate residential mortgage loans and the forward sales commitments to investors are freestanding derivative instruments. As such, they do not qualify for hedge accounting treatment, and the fair value adjustments for these instruments is recorded through the Consolidated Statements of Operations in mortgage loan income. The fair market value of mortgage banking derivatives is recorded in the consolidated balance sheet in Other Assets.

	Gain (Loss) Recognized
(dollars in thousands)	For Three Months Ended
	March 31, 2015	March 31, 2014
Derivatives designated as hedging instruments:
Interest rate swap contracts - FHLB advances	$(321)	$—
Derivatives not designated as hedging instruments:
Mortgage loan rate lock commitments	(7)	2
Mortgage loan forward sales	79	1
Total	$72	$3

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

Loans Held for Investment
We do not record loans held for investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as impaired, we determine the fair value of the loan to quantify impairment, should such exist. The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans. At March 31, 2015 and December 31, 2014, substantially all of the total impaired loans were reviewed based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. We record impaired loans as non-recurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Assets and liabilities carried at fair value on a recurring basis at March 31, 2015 are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities:
U.S. government sponsored agencies	$2,036	$—	$2,036	$—
Residential mortgage-backed securities-GSE	285,719	—	285,719	—
Residential mortgage-backed securities-Private	16,430	—	16,430	—
Commercial mortgage-backed securities-GSE	22,208		22,208
Commercial mortgage-backed securities-Private	10,457	—	10,457	—
Corporate notes	30,992	—	30,992	—
Total available-for-sale debt securities	367,842	—	367,842	—
Mortgage servicing rights	1,896	—	—	1,896
Interest rate swaps	(1,045)	—	(1,045)	—
Total assets at fair value	$368,693	$—	$366,797	$1,896

Assets and liabilities carried at fair value on a recurring basis at December 31, 2014 are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities:
U.S. government sponsored agencies	$2,044	$—	$2,044	$—
Residential mortgage-backed securities-GSE	290,145	—	290,145	—
Residential mortgage-backed securities-Private	17,271	—	17,271	—
Commercial mortgage-backed securities-GSE	21,958	—	21,958	—
Commercial mortgage-backed securities-Private	10,215	—	10,215	—
Corporate notes	8,407	—	8,407	—
Total available-for-sale debt securities	350,040	—	350,040	—
Mortgage servicing rights	1,726	—	—	1,726
Interest rate swaps	(525)	—	(525)	—
Total assets at fair value	$351,241	$—	$349,515	$1,726
The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods indicated:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Servicing Rights
(dollars in thousands)	Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$1,726	$1,552
Total gains or losses (realized/unrealized):
Included in earnings, gross	300	144
Less amortization	(130)	(109)
Balance, end of period	$1,896	$1,587

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
Assets measured at fair value on a non-recurring basis are included in the following table at March 31, 2015:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$7,186	$—	$—	$7,186
Other real estate owned	15,729	—	—	15,729
Total assets at fair value from continuing operations	$22,915	$—	$—	$22,915
Assets measured at fair value on a non-recurring basis are included in the following table at December 31, 2014:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$7,433	$—	$—	$7,433
Other real estate owned	15,579	—	—	15,579
Total assets at fair value from continuing operations	$23,012	$—	$—	$23,012

Quantitative Information about Level 3 Fair Value Measurements

(dollars in thousands)	Fair Value at March 31, 2015	Valuation Techniques	Unobservable Input	Range

Impaired loans, net	$7,186	Discounted appraisals	Collateral discounts	1.00% - 30.00%
Other real estate owned	15,729	Discounted appraisals	Collateral discounts	1.00% - 30.00%
Mortgage servicing rights	1,896	Discounted cash flows	Prepayment rate	10.00% - 25.00%
Mortgage servicing rights			Discount rate	6.00% - 10.00%

(dollars in thousands)	Fair Value at December 31, 2014	Valuation Techniques	Unobservable Input	Range

Impaired loans, net	$7,433	Discounted appraisals	Collateral discounts	1.00%-30.00%
Other real estate owned	15,579	Discounted appraisals	Collateral discounts	1.00%-30.00%
Mortgage servicing rights	1,726	Discounted cash flows	Prepayment rate	10.00% - 25.00%
Mortgage servicing rights			Discount rate	6.00% - 10.00%

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

The estimated fair values of financial instruments are as follows at the periods indicated:

	At March 31, 2015
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$47,933	$47,933	$47,933	$—	$—
Investment securities: Available-for-sale	367,842	367,842	—	367,842	—
Investment securities: Held-to-maturity	140,559	140,959	—	140,959	—
Loans held for sale	7,571	7,571	—	7,571	—
Loans held for investment, net	1,376,903	1,374,489	—	—	1,374,489
Accrued interest receivable	5,306	5,306	—	1,480	3,826
Interest rate swaps	(1,044)	(1,044)	—	(1,044)	—
Interest rate locks and forward loan sale commitments	55	55	—	55	—
Financial Liabilities:
Deposits	1,807,472	1,807,162	—	1,807,162	—
Retail repurchase agreements	7,837	7,837	—	7,837	—
Federal Home Loan Bank advances	68,221	71,119	—	71,119	—
Long-term notes payable	5,358	5,358	—	—	5,358
Junior subordinated debentures	56,702	32,030	—	—	32,030
Accrued interest payable	359	359	—	342	17

	At December 31, 2014
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$95,882	$95,882	$95,882	$—	$—
Investment securities: Available-for-sale	350,040	350,040	—	350,040	—
Investment securities: Held-to-maturity	142,461	140,875		140,875	—
Loans held for sale	2,796	2,796	—	2,796	—
Loans held for investment, net	1,337,443	1,328,895	—	—	1,328,895
Accrued interest receivable	4,885	4,885	—	1,262	3,623
Interest rate locks and forward loan sale commitments	(525)	(525)	—	(525)	—
Financial Liabilities:
Deposits	1,794,420	1,793,205	—	1,793,205	—
Retail repurchase agreements	9,076	9,076	—	9,076	—
Federal Home Loan Bank advances	68,234	71,462	—	71,462	—
Long-term notes payable	5,338	5,338	—	—	5,338
Junior subordinated debentures	56,702	32,341	—	—	32,341
Accrued interest payable	3,624	3,624	—	321	3,303
There were no transfers between valuation levels for any assets during the three months ended March 31, 2015. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period when the assets are valued.

9. Accumulated Other Comprehensive Income

The following tables present the changes in our accumulated other comprehensive income (loss), net of tax, by component for the periods indicated:

(Dollars in thousands)	Unrealized Gains (Losses) on Available-For-Sale Securities	Interest Rate Swaps	Defined Benefit Plan Items	Total

Beginning balance January 1, 2015	$(3,017)	$(324)	$(4,134)	$(7,475)
Other comprehensive income before reclassifications	1,660	(323)	—	1,337
Amounts reclassified from accumulated other comprehensive income	—	2	—	2
Net current period other comprehensive income	1,660	(321)	—	1,339
Ending balance March 31, 2015	$(1,357)	$(645)	$(4,134)	$(6,136)

(Dollars in thousands)	Unrealized Gains (Losses) on Available-For-Sale Securities	Interest Rate Swaps	Defined Benefit Plan Items	Total

Beginning balance January 1, 2014	$(14,476)	$—	$(3,129)	$(17,605)
Other comprehensive loss before reclassifications	3,267	25	—	3,292
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive loss	3,267	25	—	3,292
Ending balance March 31, 2014	$(11,209)	$25	$(3,129)	$(14,313)

The following table presents the reclassifications out of our accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014:

(Dollars in thousands)	Amount Reclassified from AOCI
	For Three Months Ended March 31, 2015	For Three Months Ended March 31, 2014	Line Item in the Consolidated Statement of Operations
Available-for-sale securities:
Net realized gains on sale of securities	$—	$—	Securities gains, net
Income tax (benefit) expense	—	—	Income tax expense
Total, net of tax	—	—

Interest rate swaps:
Swap ineffectiveness expense	3	—	Other expense
Income tax (benefit) expense	(1)	—	Income tax expense
Total, net of tax	2	—
Total reclassifications for the period	$2	$—

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

Financial highlights are presented in the accompanying table.
Selected Financial Data

(dollars in thousands, except per share data)	As of and for Three Months Ended
	March 31, 2015	March 31, 2014
Income Statement Data
Net interest income	$16,774	$15,479
Recovery of loan losses	(1,137)	(684)
Noninterest income	4,034	3,943
Noninterest expense	18,008	18,806
Income before income taxes	3,937	1,300
Net income	2,519	1,277
Period End Balances
Assets	$2,231,934	$2,008,481
Loans held for sale	7,571	1,961
Loans held for investment (1)	1,395,911	1,219,785
Allowance for loan losses	19,008	26,039
Goodwill and other intangible assets	9,705	10,802
Deposits	1,807,472	1,767,930
Borrowings	138,118	140,406
Shareholders' equity	270,952	85,331
Average Balances
Assets	$2,202,247	$1,979,036
Loans held for sale	2,780	1,298
Loans held for investment (1)	1,376,053	1,208,416
Allowance for loan losses	20,239	26,942
Goodwill and other intangible assets	9,697	10,953
Deposits	1,781,534	1,739,354
Borrowings	138,756	142,244
Shareholders' equity	268,799	83,776
Per Common Share Data
Net income - basic and diluted	$0.10	$0.06
Book value (shareholders' equity)	11.20	3.88
Tangible book value (shareholders' equity) (2)	10.80	3.39
Performance Ratios
Return on average assets	0.46%	0.26%
Pre-tax return on average assets	0.73	0.27
Return on average tangible assets (2)	0.47	0.26
Return on average equity	3.80	6.18
Return on average tangible equity (2)	3.94	7.11
Net interest margin (tax equivalent)	3.54	3.43
Pre-credit and non-recurring noninterest expense as a percentage of average assets (2)	3.15	3.59
Asset Quality Ratios
Allowance for loan losses to period end loans held for investment (1)	1.36%	2.13%

Net annualized charge-offs (recoveries) to average loans held for investment (1)	0.06%	0.02%
Classified assets to Tier 1 capital and allowance for loan losses	38.8	78.0
Nonperforming assets to period end total assets (3)	1.9	2.9
Capital and Liquidity Ratios
Average equity to average assets	12.21%	4.23%
Leverage capital	8.47	6.20
Common equity tier 1 risk-based capital	11.86	N/A
Tier 1 risk-based capital	11.86	9.67
Total risk-based capital	14.40	12.80
Period end loans to period end deposits	77	69

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
Progress on 2015 goals
In the first quarter we made excellent progress in achieving the five goals we established for 2015, which are to (1) grow loans; (2) grow core deposits; (3) enhance fee income; (4) maintain expense discipline; and (5) explore merger and acquisition (M&A) opportunities.

Loan growth continued to be strong in the first quarter, growing at an 11% annualized rate, on track with our 10-12% loan growth goal for the year. This was the fourth consecutive quarter of double digit annualized loan growth. Organic loans, which exclude purchased residential loan pools, grew at a 16% annualized rate in the first quarter. We experienced loan growth in all segments of our business during the quarter, especially in our commercial banking segment. Our loan-to-deposit ratio improved to 77% at March 31, 2015, on track with our 80-85% goal by year end 2015. We made some additional investments in origination personnel in the first quarter, hiring three new residential mortgage loan officers in our non-branch retail channel in Raleigh and Charlotte, and we expect these new hires will enhance our mortgage loan income in 2015.

Our deposits grew at a 3% annualized rate in the first quarter. Low cost core deposits, consisting of non-time deposits, grew at an annualized rate of 4%. Targeted deposit promotional activity has increased new customers and balances and we have been able to retain the majority of these customers, helping to drive the increase in deposits. We also continue to see our treasury management product capabilities generating additional noninterest-bearing deposit balances and customers in our markets. During the quarter, we announced the purchase of the deposits of the Lenoir and Granite Falls branches of CertusBank, N.A. When this transaction closes in the second quarter of 2015, we expect it to add approximately $65 million of additional deposits.

Our third goal is to enhance fee income, with targeted growth of 10-12%. In the first quarter fee income grew at a 2% rate over the first quarter 2014. Mortgage fee income was up 167% from the first quarter of 2014 based on a 134% increase in origination volume from refinancing activity and non-branch channel volume. Our trust and investment services income were negatively impacted by a broker dealer platform conversion that we expect will reduce costs and enhance revenues going forward. Service charges were weaker in the first quarter based on lower NSF and overdraft activity levels. We expect that new business lines, such as SBA lending, will contribute to fee income growth in the coming quarters, in addition to the investment made in mortgage personnel.

We have continued to execute well in our expense management efforts. First quarter noninterest expenses (NIE) declined $0.8 million, or 4% from the first quarter of 2014. Our PCNR NIE to average asset ratio was 3.15%, on track to achieve our goal for year end of 3.10%. We completed the announced closure of six branches in March 2015, improving our branch efficiency and increasing average deposits per branch to $41 million, up 23% since March 31, 2014.

Our final goal is to explore M&A opportunities that meet strategic and financial objectives. We announced our first purchase in March with the branch acquisition from CertusBank, N.A., and we expect to continue to evaluate opportunities over the remainder of the year.

Results of Operations
Net Interest Income
Our principal source of revenue is net interest income. Net interest income is the difference between interest income earned on interest-earning assets, primarily loans and investment securities, and interest expense paid on interest-bearing deposits and other interest-bearing liabilities. The net interest margin measures how effectively we manage the mix of interest-earning assets and interest-bearing liabilities and the difference between the interest income earned on interest-earning assets and the interest expense paid for funds to support those assets. Fluctuations within net interest income are driven by changes in the mix of interest-earning assets and interest-bearing liabilities, changes in the interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities, the rate of growth of the interest-earning assets and interest-bearing liabilities base, the ratio of interest-earning assets to interest-bearing liabilities, and the management of interest rate sensitivity. An analysis of these changes is presented in the Average Balances and Net Interest Income Analysis - First Quarter for the three month periods ended March 31, 2015 and 2014.
Net interest income on a taxable equivalent basis was $16.8 million for the three month period ended March 31, 2015, an increase of 8%, or $1.3 million, from $15.5 million for the same period in 2014. The increase in interest income is primarily a result of an increase in average loan balances of $169.2 million, or 14%, and an increase in interest recoveries of $0.3 million, partially offset by a decrease in average investment securities balances of $52.8 million.
Net interest margin (taxable equivalent) increased 11 basis points from 3.43% in the first quarter of 2014 to 3.54% in the first quarter of 2015. The yield on average earning assets increased by 9 basis points in the first quarter of 2015 to 4.07% from 3.98% in the first quarter of 2014, as lower yielding cash and securities were replaced by higher yielding loans. The cost of interest-bearing liabilities was unchanged at 0.63% in the first quarter of 2014 and 2015. The cost of interest-bearing deposits was also unchanged at 0.48% for the first quarter of 2014 and 2015.
The following table summarizes the average balance sheets and net interest income/margin analysis for the three months ended March 31, 2015 and 2014. The interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively.

Average Balances and Net Interest Income Analysis - First Quarter

	Three Months Ended March 31,
	2015			2014
			Average			Average
(dollars in thousands)	Average	Income /	Yield /	Average	Income /	Yield /
	Balance (3)	Expense	Rate	Balance (3)	Expense	Rate
Interest-earning assets:
Loans (1)(2)	$1,378,833	$15,891	4.67%	$1,209,714	$14,106	4.73%
Taxable investment securities	507,765	3,224	2.58	560,556	3,695	2.67
Other earning assets	35,899	171	1.93	60,552	151	1.01
Total earning assets	1,922,497	19,286	4.07	1,830,822	17,952	3.98

Noninterest-earning assets:
Cash and due from banks	26,463			27,314
Goodwill and other intangible assets	9,697			10,953
Other assets, net	243,590			109,947
Total assets	$2,202,247			$1,979,036

Interest-bearing liabilities:
Interest-bearing demand deposits	$350,165	$255	0.30%	$337,364	$250	0.30%
Savings deposits	88,012	22	0.10	82,129	21	0.10
Money market deposits	433,370	313	0.29	448,686	265	0.24
Time deposits	587,434	1,141	0.79	574,848	1,166	0.82
Total interest-bearing deposits	1,458,981	1,731	0.48	1,443,027	1,702	0.48
Retail repurchase agreements	8,480	5	0.24	6,995	3	0.17
Federal Home Loan Bank advances	68,229	469	2.79	73,278	469	2.60
Other borrowed funds	62,047	289	1.89	61,971	274	1.79
Total interest-bearing liabilities	1,597,737	2,494	0.63	1,585,271	2,448	0.63

Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	322,553			296,327
Other liabilities	13,158			13,662
Shareholders' equity	268,799			83,776
Total liabilities and shareholders' equity	$2,202,247			$1,979,036

Net interest income and net yield on earning assets (4)		$16,792	3.54%		$15,504	3.43%

Interest rate spread (5)			3.44%			3.35%
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

Provision for Loan Losses
The provision for loan loss provides a level of allowance considered appropriate to absorb our estimate of losses inherent in the loan portfolio. The amount of this charge or recovery is affected by several considerations, including our evaluation of various risk factors in determining the adequacy of the allowance (see additional discussion under “Asset Quality”), actual loan loss experience and changes in the composition of the loan portfolio.
During the three months ended March 31, 2015, the recovery of loan losses was $1.1 million, compared to $0.7 million recovery in the same period of 2014, as a result of the impact of declining net loss rates. During the three month periods ended March 31, 2015 and 2014, net charge-offs totaled $0.2 million and $0.1 million, respectively, or 0.06% and 0.02% of average loans on an annualized basis, respectively.
Noninterest Income
Noninterest income includes mortgage banking income, fees and service charges on deposit accounts, fees from cardholder and merchant services, fees and commissions related to trust and investment services, gains and losses on the sales of securities, and all other types of noninterest revenue.
For the three months ended March 31, 2015, noninterest income was $4.0 million compared to $3.9 million for the same period in 2014, an increase of $0.1 million, or 2%, primarily the result of a $0.3 million increase in mortgage loan sales income, partially offset by a $0.1 million decrease in service charge income.
Mortgage loan income was very strong in the first quarter, up 167% over the first quarter of 2014. Mortgage loan income was $465 thousand in the first quarter, driven by 134% increase in mortgage loan originations from the first quarter of 2014. Production from our retail non-branch channel was $14.0 million in the first quarter. During the quarter, we originated $58.4 million of mortgage loans, including $23.7 million of loans for sale to investors, an increase of 72% from the first quarter of last year.
Trust and investment services income in the first quarter fell $36 thousand from the comparable quarter last year, principally as a result of reduced sales activity in conjunction with the conversion of existing accounts to a new broker dealer platform. We expect this new broker dealer platform will result in enhanced revenue sharing and fee income now that customer conversion activities are complete. First quarter service charges were $0.2 million lower than both the first quarter of 2014 on weaker overdraft and NSF activity in the deposit portfolio, and cardholder and merchant services income was flat to the first quarter of last year.
PCNR noninterest income, which excludes securities gains and losses, was the same as total noninterest income in both periods, as there were no securities sales during either period. See "Non-GAAP Measures" for further discussion.

	Three Months Ended
(dollars in thousands)	March 31, 2015	March 31, 2014
Noninterest Income
Service charges on deposit accounts	$1,434	$1,564
Mortgage loan income	465	174
Cardholder and merchant services income	1,125	1,113
Trust and investment services	322	358
Bank-owned life insurance	250	252
Other service charges, commissions and fees	383	352
Securities gains, net	—	—
Other income	55	130
Total noninterest income	4,034	3,943
Less:
Securities gains, net	—	—
PCNR noninterest income (1)	$4,034	$3,943
(1) See "Non-GAAP Measures"

Noninterest Expense
Noninterest expense components are included in the next table and include salary and employee benefits, occupancy and equipment, and other expenses associated with our operations, in addition to credit related expenses related to OREO and loan collections.

Noninterest expenses were $18.0 million in the first quarter of 2015 compared to $18.8 million in the same period of 2014, a decrease of $0.8 million, or 4%. The decrease in noninterest expense was primarily attributable to a $0.4 million decrease in loan collection expense, as a result of our substantial reduction in nonperforming loans and OREO assets from the prior year and stabilizing real estate prices during 2014. FDIC insurance premiums decreased by $0.2 million as a result of our improved credit and financial profile.

Excluding the items that we identify as credit-related and non-recurring, other real estate expenses, loan collection expenses, branch closure and restructuring expenses, and mortgage and litigation accruals, the PCNR NIE, was $17.3 million in the first quarter of 2015. See "Non-GAAP Measures" for further discussion. This PCNR NIE was $0.4 million lower than PCNR NIE in the same quarter in 2014, primarily as a result of lower FDIC insurance premiums described above and other small items.
Full-time equivalent employees averaged 571 employees for the first quarter of 2015 versus 576 employees for the first quarter of 2014, a reduction of 1%. Ending FTEs at March 31, 2015 were 554 as a result of the six branch closings in late March, the impact of which will not be reflected in the expense run rate until the second quarter of 2015.

	Three Months Ended
(dollars in thousands)	March 31, 2015	March 31, 2014
Noninterest Expense
Personnel expense	$10,594	$10,393
Net occupancy expense	1,469	1,553
Furniture, equipment and data processing expense	1,989	2,003
Professional fees	539	633
Stationery, printing and supplies	176	162
Advertising and marketing	186	153
Other real estate owned expense	360	261
Credit/debit card expense	543	595
FDIC insurance	453	639
Loan collection expense	300	657
Core deposit intangible amortization	352	352
Other expense	1,047	1,405
Total noninterest expense	18,008	18,806
Less:
Other real estate owned expense	360	261
Loan collection expense	300	657
Mortgage and litigation accrual	—	(75)
Branch closure and restructuring expense	—	183
PCNR noninterest expense (1)	$17,348	$17,780
(1) See "Non-GAAP Measures"
Provision for Income Taxes
Income tax expense totaled $1.4 million for the first quarter of 2015 and $23 thousand for the first quarter of 2014. Our provision for income taxes, as a percentage of income (loss) before income taxes, was 36.0% and 1.8% for the three months ended March 31, 2015 and March 31, 2014, respectively. Income tax expense for the first three months of 2015 is primarily the result of taxes on earnings at a combined federal and state rate of approximately 38%. At December 31, 2014 management determined, based on all available positive and negative evidence, that it is more likely than not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal net operating loss carryforward and all but a small portion of the Bank’s North Carolina net economic loss carryforward.

Income tax expense in the first three months of 2014 is primarily the result of the change in the market value of available-for-sale securities relating to our tax strategy for securities with losses on our net deferred tax assets, and a reduction in the corresponding valuation allowance that was recorded as income tax benefit.
Balance Sheet Review
Total assets at March 31, 2015 were $2.23 billion, an increase of $16.4 million, or 1%, compared to total assets of $2.22 billion at December 31, 2014.
Cash and interest-bearing balances were $47.9 million at March 31, 2015, a decrease of $48.0 million, or 50%, compared to $95.9 million at December 31, 2014, primarily as a result of increases in the loan and investment securities portfolios.
Total investment portfolio securities increased $15.9 million during the first three months of 2015, from $492.5 million at December 31, 2014 to $508.4 million at March 31, 2015, an increase of 3%. The portfolio is comprised of U.S. federal agency securities and federal agency MBSs (GSE), private residential MBSs, commercial MBSs (GSE), private commercial MBSs, and corporate debt securities. At March 31, 2015 there were $367.8 million of investment securities designated available-for-sale and $140.6 million of securities designated held-to-maturity.
Loans held for investment increased $38.1 million, an increase of 3%, or 11% annualized during the first three months of 2015, from $1,357.8 million at December 31, 2014 to $1,395.9 million at March 31, 2015. The increase was primarily the result of loan growth in our metro markets of Charlotte, Raleigh and Greensboro. Loans held for investment grew in all lines of business during the first three months of the year. Organic loan growth, which excludes purchased residential loan pools, totaled $45.9 million in the first quarter for a 16% annualized growth rate. The pass rated loan portfolio grew $51.0 million year to date for a 16% annualized growth rate.
At March 31, 2015, 16 assets with a net carrying amount of $3.4 million were under contract for sale. Estimated losses, if any, with these sales have been recognized in the Consolidated Statements of Operations in the first three months of 2015. Actual gains, if any, will be recorded at the time of sale.
Total deposits were $1.81 billion at March 31, 2015, an increase of $13.1 million, or 1% from $1.79 billion at December 31, 2014. Noninterest-bearing deposits increased $13.6 million, or 4%, from $323.8 million at December 31, 2014 to $337.4 million at March 31, 2015, an annualized growth rate of 17%. The total cost of interest-bearing deposits was unchanged in the first three months of 2015 from the first three months of 2014 at 0.48%. The cost of all deposits, including noninterest-bearing deposits, fell to 0.39% for the first three months of 2015, a decline of 1 basis point from 0.40% for the first three months of 2014. Low cost core deposits, which excludes all time deposits, grew $12.0 million year to date.
Shareholders' equity (book value) at March 31, 2015 was $271.0 million as compared to $266.9 million at December 31, 2014. The book value per share was $11.20 at March 31, 2015, as compared to a book value per share of $11.04 for the year ended December 31, 2014. The change in shareholders' equity reflects net income to common shareholders for the three months ended March 31, 2015 of $2.5 million as well as $1.3 million other comprehensive income, net of tax, including unrealized gain on available-for-sale securities described below. We did not declare common dividends during the three months ended March 31, 2015, and we do not expect to pay dividends to shareholders for the foreseeable future.
Investment Securities
We evaluate all securities on a quarterly basis, and more frequently as economic conditions warrant, to determine if an other than temporary impairment (“OTTI”) exists. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than book value, the financial conditions and near-term prospects of the issuer, and the ability and intent of COB to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, we may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. If management determines that an investment experiences an OTTI, the loss is recognized in the income statement as a realized loss. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in shareholders' equity) and not recognized in income until the security is ultimately sold. As of March 31, 2015, there were no securities considered to have OTTI.
During the first three months of 2015, changes in the overall level of interest rates resulted in a gross unrealized gain of $2.7 million in our available-for-sale portfolio. The net unrealized gain, after a $1.0 million tax effect, was $1.7 million for the first three months of 2015 and was recorded in Other Comprehensive Income. At March 31, 2015, there was a gross unrealized loss of $2.2 million on our available for sale portfolio. We do not expect to sell these securities and realize these losses.
Asset Quality
Management considers asset quality to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. This function reports directly to the Risk Management Committee of the Board of Directors, and is independent of loan origination.

Acquired Loans
Loans acquired in the Merger ("Granite Purchased Loans") include purchased impaired loans ("PI loans") and purchased contractual loans ("PC loans"). At March 31, 2015, there were $131.7 million of Granite Purchased Loans, of which $22.4 million were PC loans, and $105.7 million were PI loans with subsequent credit deterioration.
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
Quarterly, we estimate the expected cash flows for each pool of the PI loans and evaluate whether the expected cash flows for each pool have changed from prior estimates. Decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or reclassification from non-accretable difference to accretable yield with a positive impact on future interest income. Excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.
We have elected to treat the Granite portfolio under ASC 310-30, with the exception of performing revolving consumer and commercial loans, which are being accounted for under ASC 310-20.
At March 31, 2015, an ALL of $3.2 million was required for the PI loans, and these loans are presented on an accruing basis.
Commercial Real Estate Secured Loans
Commercial real estate secured lending (including commercial, construction and land development) where conversion of the real estate is the primary source of repayment is a significant portion of our commercial loan portfolio. These categories constitute $520.8 million, or approximately 37%, of our total loans held for investment portfolio at March 31, 2015, unchanged from December 31, 2014. These categories are generally affected by changes in economic conditions, changes in real estate market values, fluctuations in interest rates, the availability of loans to potential purchasers, changes in tax and other laws and acts of nature.
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
The level of nonperforming loans continued to decline, from $25.3 million or 1.9% of loans held for investment at December 31, 2014, to $20.3 million, or 1.5% of loans held for investment at March 31, 2015. OREO and property acquired in settlement of loans were $21.0 million at March 31, 2015, compared to $20.4 million at December 31, 2014, an increase of $0.6 million or 3%. During the first three months of 2015, we recorded net write-downs (net of gains on sales) of OREO of $0.3 million, equal to the first three months of 2014. At March 31, 2015, 16 assets with a net carrying amount of $3.4 million were under contract for sale. Estimated losses, if any, with these sales have been recognized in the Consolidated Statements of Operations in the first three months of 2015. Actual gains, if any, will be recorded at the time of sale. We have experienced stabilizing real estate prices during 2014 and 2015. Total nonperforming assets declined 10% from $45.7 million at December 31, 2014 to $41.3 million at March 31, 2015, and represented 1.9% of total assets, an improvement from 2.1% at December 31, 2014.
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
The ALL of $20.3 million at December 31, 2014 decreased by 6% to $19.0 million at March 31, 2015. The ALL, as a percentage of loans held for investment, was 1.36% at March 31, 2015 compared to 1.50% at December 31, 2014. Net charge-offs were $0.2 million in the first three months of 2015 compared to net charge-offs of $62 thousand in the first three months of 2014. Annualized net charge-offs in the first three months of 2015 were 0.06% of average loans, compared to annualized net charge-offs of 0.02% in the same period of 2014.
Actual past due loans and loan charge-offs have declined and we continue to diligently work to improve asset quality. We believe the ALL of $19.0 million at March 31, 2015 is adequate to cover probable losses inherent in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Our judgments are based on numerous assumptions about current events that we believe to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that our ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of COB. Additional information on the ALL is presented in Note 4 to the consolidated financial statements.
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

The following table presents COB's investment in loans considered to be impaired and related information on those impaired loans as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, not individually reviewed for impairment	$4,603	$—	$4,967	$—
Impaired loans, individually reviewed, with no impairment	22,134	—	26,631	—
Impaired loans, individually reviewed, with impairment	7,550	364	7,851	418
Total impaired loans *	$34,287	$364	$39,449	$418

Purchased impaired loans with subsequent deterioration	$105,662	$3,194	$118,701	$3,237
Purchased impaired loans with no subsequent deterioration	3,600	—	4,141	—
Total Reserves		3,558		3,655
Average impaired loans calculated using a simple average	$36,868		$43,446
* Included at March 31, 2015 and December 31, 2014 were $14.0 million and $14.1 million, respectively, in restructured and performing loans.
Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of COB's customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit. At March 31, 2015, the total amount of these four items was $426.8 million, or 19% of total assets, a decrease of $32.5 million from $459.2 million, or 21% of total assets, at December 31, 2014. COB could also access $246.0 million of additional borrowings under credit lines by pledging additional collateral.
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
At March 31, 2015, $120.2 million of the investment securities portfolio was pledged to secure public deposits, $16.5 million was pledged to retail repurchase agreements and $170.9 million was pledged to others, leaving $200.8 million available as lendable collateral.
In March 2015 we paid all deferred interest on our trust preferred securities. The company received all of its dividends on the outstanding junior subordinated debentures.

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
COB's balance sheet continued to be asset-sensitive at March 31, 2015. During 2014, $40 million in interest rate swaps to fix the interest rate on FHLB advances offset the impact of fixed rate lending, maintaining the asset sensitivity profile. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. COB's asset sensitivity is primarily derived from cash and due from banks position, variable rate commercial loans that adjust as interest rates changes and the long duration of its indeterminate term deposits. These variable rate loans are primarily funded by deposits that are not expected to reprice as quickly as the loans. Management believes COB's risk to changes in interest rates to be moderate.

Capital Adequacy and Resources
Under revised capital rules established by the federal banking agencies, including the Federal Reserve Board and the OCC, effective for community banks as of January 1, 2015, capital adequacy is measured by certain risk-based capital ratios, supplemented by a leverage capital ratio. The new capital rules assess an institution's risk-based capital through three ratios: a common equity Tier 1 capital ("CET1") ratio, an additional Tier 1 risk-based capital ratio, and a total capital ratio, which includes Tier 2 capital. CET1 is comprised of the sum of common stock instruments and related surplus net of treasury stock, retained earnings, accumulated other comprehensive income (AOCI) and certain qualifying minority interests, less certain adjustments and deductions that include AOCI (based on an irrevocable option to neutralize the AOCI). Additional Tier 1 capital is comprised of noncumulative perpetual preferred stock, tier 1minority interests, grandfathered trust preferred securities, less certain intangibles; and Tier 2 capital, which may include the ALL up to a maximum of 1.25% of risk weighted assets, qualifying subordinated debt, qualifying preferred stock and hybrid capital instruments. The requirements also define the weights assigned to assets and off-balance sheet items to determine the risk weighted asset components of the risk-based capital rules.
The revised rules require a minimum CET1 risk-based capital ratio of 4.5%, a minimum overall Tier 1 risk-based capital ratio of 6%, and a total risk-based capital ratio of 8%. In addition, the revised rules require a capital conservation buffer of up to 2.5% above each of the capital ratio requirements (CET1, tier 1, and total risk-based capital) which must be met for a bank to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction. This capital conservation buffer will be phased in over a four year period starting on January 1, 2016. The revised rules also change the risk-weighting of certain assets, including “high volatility” commercial real estate, past due assets, structured securities and equity holdings. When fully implemented, a banking organization would need to maintain a CET1 capital ratio of at least 7%, a total Tier 1 capital ratio of at least 8.5% and a total risk based capital ratio of at least 10.5% or it would be subject to restrictions on capital distributions and discretionary bonus payments to its executive management.
The leverage capital ratio, which serves as a minimum capital standard, considers Tier 1 capital only and is expressed as a percentage of average total assets for the most recent quarter, after reduction of those assets for goodwill and other disallowed intangible assets at the measurement date. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution's exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution's ability to manage those risks are important factors that are to be taken into account by the federal banking agencies in assessing an institution's overall capital adequacy.
The prompt corrective action provisions of federal law require the federal bank agencies to take prompt corrective action to resolve problems of insured depository institutions such as the Bank. The extent of these powers depends upon whether the institution is designated as well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. The minimum capital requirements to be characterized as “well-capitalized” and “adequately capitalized,” as defined by the applicable provisions of federal law, which were revised effective as of January 1, 2015, and COB and the Bank's capital ratios as of March 31, 2015 were as follows:

			Minimum Regulatory Requirement
	CommunityOne Bancorp	CommunityOne Bank	Adequately Capitalized	Well- Capitalized
Leverage capital ratio	8.47%	9.69%	4.00%	5.00%
CET1 risk-based capital ratio	11.86%	13.36%	4.50%	6.50%
Total Tier 1 risk-based capital ratio	11.86%	13.36%	6.00%	8.00%
Total risk-based capital ratio	14.40%	14.61%	8.00%	10.00%
Based on these ratios, the Bank is considered “well-capitalized” under the applicable provisions of the Federal Deposit Insurance Act.
Application of Critical Accounting Policies
Our accounting policies are in accordance with GAAP and with general practice within the banking industry and are fundamental to understanding management's discussion and analysis of results of operations and financial condition. Our significant accounting policies are discussed in detail in Note 1 of the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2014, as amended ("Form 10-K"), and are described below.
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
Realization of Deferred Tax Assets
Management regularly evaluates the likelihood that the Company will be able to realize its deferred tax assets and the continuing need for a valuation allowance. Prior to December 31, 2014, management determined that sufficient evidence was not available to conclude that it was more likely than not that all of its deferred tax assets could be realized, requiring a valuation allowance for certain of its deferred tax assets. At December 31, 2014, management determined, based on all available positive and negative evidence, that it is more likely than not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal net operating loss carryforward and all but a small portion of the Company’s North Carolina net economic loss carryforward. As a result of this determination, $142.5 million of valuation allowance against the Company's deferred tax assets was reversed.

Management's analysis as of March 31, 2015 continues to support the position that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal net operating loss carryforward and all but a small portion of the Company’s North Carolina net economic loss carryforward.

As of March 31, 2015 and December 31, 2014 net deferred income tax assets totaling $144.2 million and $146.4 million, respectively, are recorded on the Company’s balance sheet.

The Merger resulted in an ownership change for Granite Corp. under Internal Revenue Code Section 382 and the Regulations thereunder. Accordingly, the Company is required to apply a limitation against Granite Corp.’s pre-acquisition net operating loss carryforwards and net unrealized built-in losses. During 2013 COB determined that it would be able to use only $2.9 million of the
Granite Corp. net operating loss.
Summary
Management believes the accounting estimates related to the ALL, the valuation of OREO, the carrying value of securities, purchased loan accounting, and the realization of deferred tax assets are “critical accounting estimates” because: (1) the estimates are highly susceptible to change from period to period as they require management to make assumptions concerning the changes in the types and volumes of the portfolios and anticipated economic conditions, and (2) the impact of recognizing an impairment or loan loss could have a material effect on the COB's assets reported on the balance sheet as well as its net earnings.

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
earnings excluding items which are elevated during periods of elevated problem asset activity and items which are nonrecurring in nature.

The following tables provide a more detailed analysis of these non-GAAP measures:

(dollars in thousands, except per share data)	As of and for the three months ended March 31, 2015	As of and for the year ended December 31, 2014	As of and for the three months ended March 31, 2014
Total average shareholders' equity	$268,799	$91,151	$83,776
Less:
Average goodwill	(4,205)	(4,205)	(4,205)
Average core deposit and other intangibles	(5,492)	(6,271)	(6,748)
Average tangible shareholders' equity (non-GAAP)	$259,102	$80,675	$72,823

Total average assets	$2,202,247	$2,005,948	$1,979,036
Less:
Average goodwill	(4,205)	(4,205)	(4,205)
Average core deposit and other intangibles	(5,492)	(6,271)	(6,748)
Average tangible assets (non-GAAP)	$2,192,550	$1,995,472	$1,968,083

Total shareholders' equity	$270,952	$266,916	$85,331
Less:
Goodwill	(4,205)	(4,205)	(4,205)
Core deposit and other intangibles	(5,500)	(5,681)	(6,597)
Tangible shareholders' equity (non-GAAP)	$261,247	$257,030	$74,529

Total assets	$2,231,934	$2,215,514	$2,008,481
Less:
Goodwill	(4,205)	(4,205)	(4,205)
Core deposit and other intangibles	(5,500)	(5,681)	(6,597)
Tangible assets (non-GAAP)	$2,222,229	$2,205,628	$1,997,679

Book value per common share	$11.20	$11.04	$3.88
Effect of intangible assets	(0.40)	(0.41)	(0.49)
Tangible book value per common share (non-GAAP)	$10.80	$10.63	$3.39

(dollars in thousands)	Three Months Ended
	March 31, 2015	March 31, 2014
Income (loss) before income taxes	$3,937	$1,300
Plus:
Other real estate owned expense	360	261
Loan collection expense	300	657
Mortgage and litigation accrual	—	(75)
Branch closure and restructuring expense	—	183
Recovery of loan losses	(1,137)	(684)
Less: Securities gains (losses), net	—	—
PCNR earnings (non-GAAP)	$3,460	$1,642

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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Sections 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934), was carried out under the supervision and with the participation of COB's Chief Executive Officer and Chief Financial Officer and several other members of senior management as of March 31, 2015, the last day of the period covered by this Quarterly Report. COB's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is (a) accumulated and communicated to management (including COB's Chief Executive Officer and Chief Financial Officer) in a timely manner, and (b) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal Control Changes
We assess the adequacy of our internal control over financial reporting quarterly and enhance our internal controls in response to internal control assessments and internal and external audit and regulatory recommendations. No control enhancements during the quarter ended March 31, 2015 have materially affected, or are reasonably likely to materially affect, COB’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
In the ordinary course of operations, COB is party to various legal proceedings. COB is not involved in, nor has it terminated during the three months ended March 31, 2015, any pending legal proceedings other than routine, nonmaterial proceedings occurring in the ordinary course of business.
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

CommunityOne Bancorp
(Registrant)

Date: May 8, 2015                    By:    /s/ DAVID L. NIELSEN
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