Form 10-Q
period 2015-06-30
CommunityOne Bancorp
filed 2015-08-07
CIK 764811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015	Commission File Number 0-13823
COMMUNITYONE BANCORP
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1456589
(State of Incorporation)	(I.R.S. Employer Identification No.)
1017 E. Morehead Street
Charlotte, North Carolina	28204
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2015 (the most recent practicable date), the Registrant had outstanding approximately 24,291,693 shares of Common Stock.

CommunityOne Bancorp and Subsidiaries
Report on Form 10-Q
June 30, 2015

i

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
CommunityOne Bancorp and Subsidiaries
Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)	June 30, 2015	December 31, 2014*
Assets
Cash and due from banks	$24,892	$29,202
Interest-bearing bank balances	6,094	66,680
Investment securities:
Available-for-sale, at estimated fair value (amortized cost of $390,324 in 2015 and $354,924 in 2014)	381,367	350,040
Held-to-maturity, at amortized cost (estimated fair value of $153,589 in 2015 and $140,875 in 2014)	156,648	142,461
Loans held for sale	2,767	2,796
Loans held for investment	1,445,853	1,357,788
Less: Allowance for loan losses	(17,989)	(20,345)
Net loans held for investment	1,427,864	1,337,443
Premises and equipment, net	45,375	46,782
Other real estate owned and property acquired in settlement of loans	19,955	20,411
Core deposit premiums and other intangibles	5,393	5,681
Goodwill	4,205	4,205
Bank-owned life insurance	40,499	39,946
Deferred tax assets, net	145,229	146,433
Other assets	33,099	23,434
Total Assets	$2,293,387	$2,215,514
Liabilities
Deposits:
Noninterest-bearing demand deposits	$352,033	$323,776
Interest-bearing deposits:
Demand, savings and money market deposits	889,703	882,332
Time deposits of $250 or more	55,535	49,967
Other time deposits	558,367	538,345
Total deposits	1,855,638	1,794,420
Retail repurchase agreements	11,424	9,076
Federal Home Loan Bank advances	80,708	68,234
Long-term notes payable	5,377	5,338
Junior subordinated debentures	56,702	56,702
Other liabilities	13,752	14,828
Total Liabilities	2,023,601	1,948,598
Shareholders' Equity
Preferred stock, 10,000,000 shares authorized
Series A, $10.00 par value; 51,500 shares issued and no shares outstanding in 2015 and 2014	—	—
Series B, no par value, authorized 250,000 shares, no shares issued and outstanding in 2015 and 2014	—	—
Common stock, no par value; authorized 2,500,000,000 shares, issued 24,212,223 shares in 2015 and 24,185,923 in 2014	488,005	487,603
Accumulated deficit	(208,170)	(213,212)
Accumulated other comprehensive loss	(10,049)	(7,475)
Total Shareholders' Equity	269,786	266,916
Total Liabilities and Shareholders' Equity	$2,293,387	$2,215,514
See accompanying notes to consolidated financial statements.
* Derived from audited consolidated financial statements

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest Income
Interest and fees on loans	$16,006	$14,376	$31,879	$28,457
Interest and dividends on investment securities	3,116	3,731	6,340	7,426
Other interest income	208	156	379	307
Total interest income	19,330	18,263	38,598	36,190
Interest Expense
Deposits	1,732	1,741	3,464	3,443
Retail repurchase agreements	5	3	9	6
Federal Home Loan Bank advances	488	514	957	983
Other borrowed funds	278	287	568	561
Total interest expense	2,503	2,545	4,998	4,993
Net Interest Income before Recovery of Loan Losses	16,827	15,718	33,600	31,197
Recovery of provision for loan losses	(788)	(1,685)	(1,926)	(2,369)
Net Interest Income after Recovery of Loan Losses	17,615	17,403	35,526	33,566
Noninterest Income
Service charges on deposit accounts	1,433	1,619	2,867	3,183
Mortgage loan income	314	261	779	435
Cardholder and merchant services income	1,218	1,209	2,343	2,322
Trust and investment services	403	399	725	757
Bank-owned life insurance	268	278	518	530
Other service charges, commissions and fees	421	332	804	684
Securities gains, net	—	720	—	720
Other income	97	75	152	205
Total noninterest income	4,154	4,893	8,188	8,836
Noninterest Expense
Personnel expense	10,462	9,956	21,056	20,349
Net occupancy expense	1,211	1,512	2,680	3,065
Furniture, equipment and data processing expense	1,875	2,047	3,864	4,050
Professional fees	528	467	1,067	1,100
Stationery, printing and supplies	141	173	317	335
Advertising and marketing	134	147	320	300
Other real estate owned expense	506	954	865	1,215
Credit/debit card expense	498	604	1,042	1,199
FDIC insurance	456	595	909	1,234
Loan collection expense	313	551	613	1,208
Core deposit premium intangible amortization	352	352	704	704
Other expense	1,351	1,910	2,398	3,315
Total noninterest expense	17,827	19,268	35,835	38,074
Income before income taxes	3,942	3,028	7,879	4,328
Income tax expense	1,419	236	2,837	259
Net income	$2,523	$2,792	$5,042	$4,069

Weighted average number of shares outstanding - basic	24,202,012	21,888,772	24,192,744	21,912,084
Weighted average number of shares outstanding - diluted	24,214,578	21,899,994	24,204,832	21,925,798
Net income per share - basic and diluted	$0.10	$0.13	$0.21	$0.19
See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(dollars in thousands)	Three Months Ended June 30,
	2015	2014
Net income	$2,523	$2,792
Other comprehensive income (loss):
Unrealized gains (losses) arising during the period on available-for-sale securities	(6,761)	8,266
Tax effect	2,586	(3,161)
Unrealized gains (losses) arising during the period on available-for-sale securities, net of tax	(4,175)	5,105
Reclassification adjustment for gain on available-for-sale securities included in net income	—	(720)
Tax effect	—	275
Reclassification adjustment for gain on available-for-sale securities included in net income, net of tax	—	(445)
Unrealized gain (loss) on interest rate swaps	421	(414)
Tax effect	(161)	159
Unrealized gain (loss) on interest rate swaps, net of tax	260	(255)
Reclassification adjustment for loss on interest rate swaps included in net income	3	—
Tax effect	(1)	—
Reclassification adjustment for loss on interest rate swaps included in net income, net of tax	2	—
Other comprehensive income (loss), net of tax	(3,913)	4,405
Comprehensive income (loss)	$(1,390)	$7,197

(dollars in thousands)	Six Months Ended June 30,
	2015	2014
Net income	$5,042	$4,069
Other comprehensive income:
Unrealized gains (losses) arising during the period on available-for-sale securities	(4,073)	13,557
Tax effect	1,558	(5,185)
Unrealized gains (losses) arising during the period on available-for-sale securities, net of tax	(2,515)	8,372
Reclassification adjustment for gain on available-for-sale securities included in net income	—	(720)
Tax effect	—	275
Reclassification adjustment for gain on available-for-sale securities included in net income, net of tax	—	(445)
Unrealized loss on interest rate swaps	(102)	(373)
Tax effect	39	143
Unrealized loss on interest rate swaps, net of tax	(63)	(230)
Reclassification adjustment for loss on interest rate swaps included in net income	6	—
Tax effect	(2)	—
Reclassification adjustment for loss on interest rate swaps included in net income, net of tax	4	—
Other comprehensive income (loss), net of tax:	(2,574)	7,697
Comprehensive income	$2,468	$11,766
See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)
For Six Months Ended June 30, 2015 and 2014

						Accumulated
(dollars in thousands, except share and per share data)						Other
	Preferred Stock		Common Stock		Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Total
Balance, December 31, 2013	—	$—	21,861,418	$461,636	$(363,670)	$(17,605)	$80,361
Comprehensive income:
Net income	—	—	—	—	4,069	—	4,069
Other comprehensive income, net of tax	—	—	—	—	—	7,697	7,697
Total comprehensive income							11,766
Stock options and restricted stock awards:
Compensation expense recognized	—	—	—	529	—	—	529
Issuance of restricted stock awards, net of cancellations	—	—	(125,475)	—	—	—	—
Shares issued as compensation to directors			2,756	41			41
Balance, June 30, 2014	—	$—	21,738,699	$462,206	$(359,601)	$(9,908)	$92,697
Balance, December 31, 2014	—	$—	24,185,923	$487,603	$(213,212)	$(7,475)	$266,916
Comprehensive income:
Net income	—	—	—	—	5,042	—	5,042
Other comprehensive loss net of tax	—	—	—	—	—	(2,574)	(2,574)
Total comprehensive income							2,468
Stock options and restricted stock awards:
Compensation expense recognized	—	—	—	381	—	—	381
Issuance of restricted stock awards, net of cancellations	—	—	24,358	—	—	—	—
Shares issued as compensation to directors	—	—	1,942	21	—	—	21
Balance, June 30, 2015	—	$—	24,212,223	$488,005	$(208,170)	$(10,049)	$269,786

See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)	Six Months Ended June 30,
	2015	2014
Operating Activities
Net income	$5,042	$4,069
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	1,817	1,904
Recovery of loan losses	(1,926)	(2,369)
Deferred income taxes	2,798	259
Deferred loan fees and costs, net	(172)	61
Premium amortization and discount accretion of investment securities, net	1,358	1,193
Amortization of core deposit premiums	704	704
Net accretion on acquired loans	(3,943)	(5,285)
Stock compensation expense	402	570
Increase in cash surrender value of bank-owned life insurance, net	(553)	(564)
Loans held for sale:
Origination of loans held for sale	(48,585)	(27,879)
Net proceeds from sale of loans held for sale	49,049	28,231
Net gain on sale of loans held for sale	(435)	(281)
Mortgage servicing rights capitalized	(556)	(310)
Mortgage servicing rights amortization	270	225
Net gain on sale of premises and equipment	(368)	(11)
Net loss on sales and write-downs of other real estate owned	685	934
Changes in assets and liabilities:
Decrease (Increase) in accrued interest receivable and other assets	(5,958)	1,715
Increase (Decrease) in accrued interest payable and other liabilities	(3,466)	(307)
Net cash provided by (used in) operating activities	(3,837)	2,139
Investing Activities
Available-for-sale securities:
Proceeds from sales	—	2,473
Proceeds from maturities, calls and principal repayments	24,022	25,585
Purchases	(60,525)	—
Held-to-maturity securities:
Proceeds from maturities, calls and principal repayments	5,952	4,550
Purchases	(20,394)	—
Net increase in loans held for investment	(87,747)	(52,404)
Proceeds from sales of other real estate owned	3,153	5,229
Purchases of premises and equipment	(1,343)	(1,002)
Proceeds from sales of premises and equipment	1,754	25
Net cash received in branch deposit acquisition	56,788	—
Net cash used in investing activities	(78,340)	(15,544)
Financing Activities
Net increase in deposits	2,459	15,060
Increase in retail repurchase agreements	2,348	1,416
Increase (Decrease) in Federal Home Loan Bank advances	12,474	(24)
Net cash provided by financing activities	17,281	16,452
Net Increase (Decrease) in Cash and Cash Equivalents	(64,896)	3,047
Cash and Cash Equivalents at Beginning of Period	95,882	67,430
Cash and Cash Equivalents at End of Period	$30,986	$70,477

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$8,285	$4,485
Income taxes, net of refunds	39	—
Noncash transactions:
Foreclosed loans transferred to other real estate owned	3,433	1,251
Loans to facilitate the sale of other real estate owned	—	1,699
Unrealized securities gains (losses), net of income taxes	(2,515)	7,927
Transfer of fixed assets to other assets	1,335	2,136
Unrealized loss on interest rate swaps, net of income taxes	(59)	(230)
Assets acquired in branch purchase	58,770	—
Liabilities assumed in branch purchase	58,770	—
See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation
Nature of Operations
CommunityOne Bancorp, ("COB" or the "Company," also referred to as “us” or “we” and our subsidiaries on a consolidated basis), is a bank holding company headquartered in Charlotte, North Carolina and incorporated in 1984 under the laws of the State of North Carolina. Through our ownership of CommunityOne Bank, N.A. (the "Bank,") a national banking association founded in 1907 and headquartered in Asheboro, North Carolina, we offer a complete line of consumer, mortgage and business banking services, including loan, deposit and treasury management, as well as wealth management and trust services, to individual and small and middle market businesses through financial centers located throughout central, southern and western North Carolina. Our strategy is to grow the Company organically by focusing on meeting the financial needs of customers in our market area by providing a suite of quality financial products and services through local and experienced bankers and lenders located in branches and loan production offices in our customers’ local markets. We also offer the convenience of online and mobile banking capabilities. In addition to organic growth, our strategy is to grow through merger and acquisition activity in our markets, should attractive opportunities present themselves. We define our market as communities located in North Carolina, as well as adjoining markets in South Carolina and Virginia.
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
In the opinion of management, the accompanying consolidated financial statements contain the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of COB as of June 30, 2015 and December 31, 2014, and the results of its operations for the three and six months ended and cash flows for the six months ended June 30, 2015 and 2014, respectively.
Use of Estimates
We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"). Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowance for loan losses (“ALL”), estimated cash flows of purchased impaired loans, the carrying value of other real estate owned ("OREO"), the carrying value of investment securities and the realization of deferred tax assets.
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

In May 2014, the FASB issued an update (ASU No. 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this ASU change the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The amendments also require two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments became effective for the Company for interim and annual reporting periods beginning after December 15, 2014. These amendments did not have an impact on the Company’s consolidated financial statements, but resulted in additional disclosures. See Note 10 - Repurchase Agreement Borrowings.
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
2. Goodwill and Other Intangible Assets
We accounted for our October 2011 merger (the "Merger") with Bank of Granite Corporation (“Granite”) as a business combination under the acquisition method of accounting. As a result, we have recognized in our financial statements the identifiable net assets acquired and an amount of goodwill (representing the difference between the purchase price and the identifiable net assets acquired).
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
Our intangible assets with definite lives are core deposit premiums ("CDP"), including the amount associated with the Company's June 2015 branch acquisition from CertusBank, N.A., and mortgage servicing rights ("MSR"). CDPs are amortized over their useful lives to their estimated residual value and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits. MSRs are amortized over the expected lives of the underlying mortgages including prepayment estimates.
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

The following table summarizes the amortized cost and estimated fair value of investment securities and presents the related gross unrealized gains and losses:

June 30, 2015
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of U.S. government sponsored enterprises	$2,016	$12	$—	$2,028
Residential mortgage-backed securities-GSE	300,522	355	9,382	291,495
Residential mortgage-backed securities-Private	15,228	684	4	15,908
Commercial mortgage-backed securities-GSE	22,180	—	308	21,872
Commercial mortgage-backed securities-Private	19,497	—	261	19,236
Corporate notes	30,881	—	53	30,828
Total available-for-sale	390,324	1,051	10,008	381,367
Held-to-Maturity:
Residential mortgage-backed securities-GSE	126,977	—	2,785	124,192
Residential mortgage-backed securities-Private	19,609	—	85	19,524
Commercial mortgage-backed securities-Private	10,062	—	189	9,873
Total held-to-maturity	156,648	—	3,059	153,589
Total investment securities	$546,972	$1,051	$13,067	$534,956

December 31, 2014
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of U.S. government sponsored enterprises	$2,028	$16	$—	$2,044
Residential mortgage-backed securities-GSE	295,300	438	5,593	290,145
Residential mortgage-backed securities-Private	16,455	820	4	17,271
Commercial mortgage-backed securities-GSE	22,377	—	419	21,958
Commercial mortgage-backed securities-Private	10,365	—	150	10,215
Corporate notes	8,399	8	—	8,407
Total available-for-sale	354,924	1,282	6,166	350,040
Held-to-Maturity:
Residential mortgage-backed securities-GSE	132,396	116	1,635	130,877
Commercial mortgage-backed securities-Private	10,065	—	67	9,998
Total held-to-maturity	142,461	116	1,702	140,875
Total investment securities	$497,385	$1,398	$7,868	$490,915
As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB based generally upon the balances of total assets and FHLB advances. FHLB capital stock is pledged to secure FHLB advances. This investment is carried at cost since no ready market exists for FHLB stock and there is no quoted market value. However, redemption of this stock has historically been at par value. The Bank owned a total of $5.4 million of FHLB stock at June 30, 2015 and $4.9 million at December 31, 2014. Due to the redemption provisions of FHLB stock, we have estimated that fair value approximated cost and that this investment was not impaired at June 30, 2015. FHLB stock is included in other assets at its original cost basis.
As a member bank of the Federal Reserve Bank of Richmond (“FRBR”), the Bank also is required to own capital stock of the FRBR based upon a percentage of the Bank's common stock and surplus. This investment is carried at cost since no ready market exists for FRBR stock and there is no quoted market value. At June 30, 2015 and December 31, 2014, the Bank owned a total of $9.8 million and $4.7 million of FRBR stock, respectively. Because this investment is in an entity of the U.S. government, we have estimated that fair value approximated the cost and that this investment was not impaired at June 30, 2015. FRBR stock is included in other assets at its original cost basis.

At June 30, 2015, $114.4 million of the investment securities portfolio was pledged to secure public deposits, $15.2 million was pledged to retail repurchase agreements and $165.4 million was pledged to others, leaving $243.0 million available as pledgeable collateral.
The Bank did not sell any investment securities during the three and six months ended June 30, 2015. During the three and six months ended June 30, 2014, the Bank sold securities with a book value of $2.5 million and recognized a gain of $0.7 million.
The following tables show our investments' estimated fair value and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2015 and December 31, 2014. The change in unrealized losses during the six months ending June 30, 2015 was attributed to changes in interest rates and not to changes in the credit quality of these securities. All unrealized losses on investment securities are considered by management to be temporary given the credit quality of these investment securities or the short duration of the unrealized loss, or both.

	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2015
Available-for-Sale:
Residential mortgage-backed securities-GSE	$124,950	$2,900	$137,765	$6,482	$262,715	$9,382
Residential mortgage-backed securities-Private	1,105	4	—	—	1,105	4
Commercial mortgage-backed securities-GSE	21,872	308	—	—	21,872	308
Commercial mortgage-backed securities-Private	19,236	261	—	—	19,236	261
Corporate Notes	30,828	53			30,828	53
Total available-for-sale	197,991	3,526	137,765	6,482	335,756	10,008
Held-to-Maturity:
Residential mortgage-backed securities-GSE	86,937	1,880	37,255	905	124,192	2,785
Residential mortgage-backed securities-Private	19,524	85	—	—	19,524	85
Commercial mortgage-backed securities-Private	9,874	189	—	—	9,874	189
Total held-to-maturity	116,335	2,154	37,255	905	153,590	3,059
Total	$314,326	$5,680	$175,020	$7,387	$489,346	$13,067

December 31, 2014
Available-for-Sale
Residential mortgage-backed securities-GSE	$—	$—	$245,457	$5,593	$245,457	$5,593
Residential mortgage-backed securities-Private	1,154	4	—	—	1,154	4
Commercial mortgage-backed securities-GSE	—	—	21,958	419	21,958	419
Commercial mortgage-backed securities-Private	—	—	10,215	150	10,215	150
Total available-for-sale	1,154	4	277,630	6,162	278,784	6,166
Held-to-Maturity:
Residential mortgage-backed securities-GSE	—	—	112,878	1,635	112,878	1,635
Commercial mortgage-backed securities-Private	—	—	9,998	67	9,998	67
Total held-to-maturity	—	—	122,876	1,702	122,876	1,702
Total	$1,154	$4	$400,506	$7,864	$401,660	$7,868
At June 30, 2015 and December 31, 2014, there were 17 and 33 available-for-sale securities that were in an unrealized loss position for 12 months or more, respectively.

We analyzed our securities portfolio at June 30, 2015, and considered ratings, fair value, cash flows and other factors to determine if any of the securities were other than temporarily impaired. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and we have determined that it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis, none of the securities are deemed to be other than temporarily impaired.

The aggregate amortized cost and fair value of securities at June 30, 2015, by remaining contractual maturity, are shown in the following table. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations. Mortgage backed securities are grouped based on stated maturity date, but actual maturity will vary based on the actual repayment of the underlying mortgage loans.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U.S. government sponsored agencies
Due after one year through five years	$2,016	$2,028	$—	$—
Residential mortgage-backed securities-GSE
Due after five years through 10 years	2,055	2,109	—	—
Due after ten years	298,467	289,386	126,977	124,192
Residential mortgage-backed securities-Private
Due after ten years	15,228	15,908	19,609	19,524
Commercial mortgage-backed securities-GSE
Due after five years through 10 years	22,180	21,872	—	—
Commercial mortgage-backed securities-Private
Due after ten years	19,497	19,236	10,062	9,873
Corporate notes
Due after one year through five years	30,881	30,828	—	—
Total	$390,324	$381,367	$156,648	$153,589

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
The following table presents an aging analysis of accruing and nonaccruing loans as of June 30, 2015:

(dollars in thousands)	Accruing
	30-59 days past due	60-89 days past due	More than 90 days past due	Nonaccrual	Total past due and nonaccrual	Current and accruing	Total Loans
PC and Originated Loans
Commercial and agricultural	$3	$—	$—	$469	$472	$122,254	$122,726
Real estate - construction	52	—	—	799	851	62,881	63,732
Real estate - mortgage:
1-4 family residential	807	665	3	9,383	10,858	657,817	668,675
Commercial	413	—	56	8,304	8,773	388,193	396,966
Consumer	985	158	16	553	1,712	89,927	91,639
Total	2,260	823	75	19,508	22,666	1,321,072	1,343,738
PI loans
Commercial and agricultural	14	—	1,867	—	1,881	4,433	6,314
Real estate - construction	—	—	1,485	—	1,485	6,642	8,127
Real estate - mortgage:
1-4 family residential	13	—	1,804	—	1,817	14,008	15,825
Commercial	387	—	8,561	—	8,948	61,968	70,916
Consumer	6	—	8	—	14	919	933
Total	420	—	13,725	—	14,145	87,970	102,115
Total Loans	$2,680	$823	$13,800	$19,508	$36,811	$1,409,042	$1,445,853

The following table presents an aging analysis of accruing and nonaccruing loans as of December 31, 2014:

(dollars in thousands)	Accruing
	30-59 days past due	60-89 days past due	More than 90 days past due	Nonaccrual	Total past due and nonaccrual	Current and accruing	Total Loans
PC and Originated Loans
Commercial and agricultural	$—	$—	$—	$608	$608	$105,269	$105,877
Real estate - construction	100	—	—	2,307	2,407	66,723	69,130
Real estate - mortgage:
1-4 family residential	2,719	147	—	8,637	11,503	638,364	649,867
Commercial	105	141	—	13,381	13,627	325,356	338,983
Consumer	744	225	5	355	1,329	69,760	71,089
Total	3,668	513	5	25,288	29,474	1,205,472	1,234,946
PI loans
Commercial and agricultural	—	—	2,232	—	2,232	5,303	7,535
Real estate - construction	—	—	3,737	—	3,737	5,460	9,197
Real estate - mortgage:
1-4 family residential	579	15	2,209	—	2,803	14,934	17,737
Commercial	287	119	12,964	—	13,370	73,975	87,345
Consumer	2	—	10	—	12	1,016	1,028
Total	868	134	21,152	—	22,154	100,688	122,842
Total Loans	$4,536	$647	$21,157	$25,288	$51,628	$1,306,160	$1,357,788
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
Loans categorized as Special Mention or worse are considered Criticized. Loans categorized as Substandard or Doubtful are considered Classified. Purchased loans acquired in the Merger are recorded at estimated fair value on the date of acquisition without the carryover of related ALL. The table below includes $22.3 million and $27.0 million in Granite Purchased Loans categorized as Substandard or Doubtful at June 30, 2015 and December 31, 2014, respectively.

The following table presents loans held for investment balances by risk grade as of June 30, 2015:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
	(Ratings 1-5)	(Rating 6)	(Rating 7)	(Rating 8)	Total
Commercial and agricultural	$125,366	$1,263	$2,411	$—	$129,040
Real estate - construction	64,851	2,105	4,903	—	71,859
Real estate - mortgage:
1-4 family residential	663,849	4,978	15,673	—	684,500
Commercial	421,757	17,206	28,606	313	467,882
Consumer	91,680	6	572	314	92,572
Total	$1,367,503	$25,558	$52,165	$627	$1,445,853
The following table presents loans held for investment balances by risk grade as of December 31, 2014:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
	(Ratings 1-5)	(Rating 6)	(Rating 7)	(Rating 8)	Total
Commercial and agricultural	$104,165	$6,318	$2,930	$—	$113,413
Real estate - construction	68,995	2,411	6,921	—	78,327
Real estate - mortgage:
1-4 family residential	646,897	5,363	15,342	—	667,602
Commercial	363,267	25,715	36,984	362	426,328
Consumer	71,350	11	376	381	72,118
Total	$1,254,674	$39,818	$62,553	$743	$1,357,788
Loans included in the preceding loan composition table are net of participations sold. Loans are increased by net loan premiums of $3.1 million and $2.8 million at June 30, 2015 and December 31, 2014, respectively.
At June 30, 2015 and December 31, 2014, loans held for sale consisted of originated residential mortgage loans held for sale carried at the lower of cost or fair market value.
Loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balance of loans serviced for others amounted to $271.4 million at June 30, 2015 and $235.0 million at December 31, 2014.
Loans Pledged
To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans. Gross loans of $111.7 million and $118.6 million of investment securities, and gross loans of $127.2 million and $124.6 million of investment securities, were pledged to collateralize FHLB advances and letters of credit at June 30, 2015 and December 31, 2014, respectively, of which there was $108.3 million and $130.8 million of credit availability for borrowing, respectively. At June 30, 2015, $4.4 million of loans and $46.8 million of securities were pledged to collateralize potential borrowings from the Federal Reserve Discount Window, of which $49.2 million was available as borrowing capacity. We could also access $255.3 million of additional borrowings from the FHLB under credit lines by pledging additional collateral.
Nonaccruing and Impaired Loans
Interest income on loans is calculated by using the interest method based on the daily outstanding balance. The recognition of interest income is discontinued when, in management's opinion, the collection of all or a portion of interest becomes doubtful. Loans are returned to accrual status when the factors indicating doubtful collectability cease to exist and the loan has performed in accordance with its terms for a demonstrated period of time. The past due status of loans is based on the contractual payment terms. Had nonaccruing loans been on accruing status, interest income would have been higher by $0.7 million and $0.9 million for the six months ended June 30, 2015 and June 30, 2014, respectively. At June 30, 2015 and December 31, 2014, COB had certain impaired loans of $19.5 million and $25.3 million, respectively, which were on nonaccruing interest status.

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
The following table summarizes information relative to impaired loans for the dates indicated:

	June 30, 2015		December 31, 2014
(dollars in thousands)	Recorded Investment	Associated Reserves	Recorded Investment	Associated Reserves
Impaired loans, not individually reviewed for impairment	$4,362	$—	$4,967	$—
Impaired loans, individually reviewed, with no impairment	24,739	—	26,631	—
Impaired loans, individually reviewed, with impairment	4,567	403	7,851	418
Total impaired loans, excluding purchased impaired *	$33,668	403	$39,449	418

Purchased impaired loans with subsequent deterioration	$98,573	3,181	$118,701	3,237
Purchased impaired loans with no subsequent deterioration	3,542	—	4,141	—
Total Reserves		$3,584		$3,655

Average impaired loans calculated using a simple average	36,559		43,446

* Included at June 30, 2015 and December 31, 2014 were $14.2 million and $14.1 million, respectively, in restructured and performing loans.
The following table presents loans held for investment on nonaccrual status by loan class for the dates indicated:

(dollars in thousands)
	June 30, 2015	December 31, 2014
Loans held for investment:
Commercial and agricultural	$469	$608
Real estate - construction	799	2,307
Real estate - mortgage:
1-4 family residential	9,383	8,637
Commercial	8,304	13,381
Consumer	553	355
Total nonaccrual loans	19,508	25,288
Loans more than 90 days delinquent, still on accrual	75	5
Total nonperforming loans	$19,583	$25,293
There were no loans held for sale on nonaccrual status as of June 30, 2015 or December 31, 2014.

The following table presents individually reviewed impaired loans and purchased impaired loans with subsequent credit deterioration, segregated by portfolio segment, and the corresponding allowance for loan losses as of June 30, 2015:

		Unpaid
(dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
Individually reviewed impaired loans with no related allowance recorded:
Commercial and agricultural	$418	$479	$—
Real estate - construction	1,116	1,444	—
Real estate - mortgage:
1-4 family residential	7,553	9,239	—
Commercial	15,652	20,891	—
Consumer	—	—	—
Total	24,739	32,053	—
Individually reviewed impaired loans with an allowance recorded:
Commercial and agricultural	—	—	—
Real estate - construction	—	—	—
Real estate - mortgage:
1-4 family residential	4,567	5,271	403
Commercial	—	—	—
Consumer	—	—	—
Total	4,567	5,271	403
Total individually reviewed impaired loans:
Commercial and agricultural	418	479	—
Real estate - construction	1,116	1,444	—
Real estate - mortgage:
1-4 family residential	12,120	14,510	403
Commercial	15,652	20,891	—
Consumer	—	—	—
Total	$29,306	$37,324	$403

PI loans with subsequent credit deterioration:
Commercial and agricultural	$6,314	$5,088	$289
Real estate - construction	7,652	8,689	808
Real estate - mortgage:
1-4 family residential	12,758	13,275	155
Commercial	70,916	72,312	1,741
Consumer	933	623	188
Total	$98,573	$99,987	$3,181

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

The following summary presents individually reviewed impaired loans. Average recorded investment and interest income recognized on impaired loans, segregated by portfolio segment, is shown in the following tables as of June 30, 2015 and June 30, 2014:

	For Three Months Ended		For Three Months Ended
	June 30, 2015		June 30, 2014
	Average	Interest	Average	Interest
(dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Individually reviewed impaired loans with no related allowance recorded:
Commercial and agricultural	$435	$—	$242	$—
Real estate - construction	1,126	8	2,191	7
Real estate - mortgage:
1-4 family residential	7,099	24	8,263	23
Commercial	15,770	57	19,686	33
Consumer	—	—	—	—
Total	24,430	89	30,382	63
Individually reviewed impaired loans with an allowance recorded:
Commercial and agricultural	—	—	—	—
Real estate - construction	—	—	583	—
Real estate - mortgage:
1-4 family residential	4,646	14	3,706	14
Commercial	—	—	5,474	33
Consumer	—	—	—	—
Total	4,646	14	9,763	47
Total individually reviewed impaired loans:
Commercial and agricultural	435	—	242	—
Real estate - construction	1,126	8	2,774	7
Real estate - mortgage:
1-4 family residential	11,745	38	11,969	37
Commercial	15,770	57	25,160	66
Consumer	—	—	—	—
Total	$29,076	$103	$40,145	$110

	For Six Months Ended		For Six Months Ended
	June 30, 2015		June 30, 2014
	Average	Interest	Average	Interest
(dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Individually reviewed impaired loans with no related allowance recorded:
Commercial and agricultural	$457	$—	$242	$—
Real estate - construction	1,201	9	2,209	18
Real estate - mortgage:
1-4 family residential	7,512	27	8,250	51
Commercial	14,425	65	20,004	137
Consumer	—	—	—	—
Total	23,595	101	30,705	206
Individually reviewed impaired loans with an allowance recorded:
Commercial and agricultural	$—	$—	$—	$—
Real estate - construction	—	—	594	—
Real estate - mortgage:
1-4 family residential	4,195	17	3,722	32
Commercial	1,915	26	5,504	91
Consumer	—	—	—	—
Total	6,110	43	9,820	123
Total individually reviewed impaired loans:
Commercial and agricultural	457	—	242	—
Real estate - construction	1,201	9	2,803	18
Real estate - mortgage:
1-4 family residential	11,707	44	11,972	83
Commercial	16,340	91	25,508	228
Consumer	—	—	—	—
Total	$29,705	$144	$40,525	$329
Impaired loans also include loans for which we may elect to grant a concession, providing terms more favorable than those prevalent in the market (e.g., rate, amortization term), and formally restructure due to the weakening credit status of a borrower. Restructuring is designed to facilitate a repayment plan that minimizes the potential losses that we otherwise may have to incur. If these impaired loans are on nonaccruing status as of the date of restructuring, the loans are included in nonperforming loans. Nonperforming restructured loans will remain as nonperforming until the borrower can demonstrate adherence to the restructured terms for a period of no less than six months and when it is otherwise determined that continued adherence is reasonably assured. Some restructured loans continue as accruing loans after restructuring if the borrower is not past due at the time of restructuring, adequate collateral valuations support the restructured loans, and the cash flows of the underlying business appear adequate to support the restructured debt service. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At June 30, 2015, there was $18.5 million in restructured loans, of which $14.2 million were accruing. At December 31, 2014, there was $19.4 million in restructured loans, of which $14.1 million were accruing.

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
At June 30, 2015 and December 31, 2014, our financial statements reflected a Granite PI loan ALL of $3.2 million and $3.2 million, respectively, and an ALL for Granite PC loans of $0.4 million and $0.3 million, respectively.

The following table presents the balance of all Granite Purchased Loans:

	At June 30, 2015
(dollars in thousands)	Purchased Impaired	Purchased Contractual	Total Purchased Loans	Unpaid Principal Balance
Commercial and agricultural	$6,314	$1,394	$7,708	$6,502
Real estate - construction	8,127	—	8,127	9,200
Real estate - mortgage:
1-4 family residential	15,825	20,199	36,024	37,333
Commercial	70,916	—	70,916	72,312
Consumer	933	—	933	629
Total	$102,115	$21,593	$123,708	$125,976

	At December 31, 2014
(dollars in thousands)	Purchased Impaired	Purchased Contractual	Total Purchased Loans	Unpaid Principal Balance
Commercial and agricultural	$7,535	$4,288	$11,823	$10,508
Real estate - construction	9,197	—	9,197	10,463
Real estate - mortgage:
1-4 family residential	17,737	21,660	39,397	41,295
Commercial	87,345	—	87,345	90,830
Consumer	1,028	—	1,028	678
Total	$122,842	$25,948	$148,790	$153,774

The tables below include only those Granite Purchased Loans accounted for under the expected cash flow method (PI loans) for the periods indicated. These tables do not include PC loans, including Granite PC loans or purchased residential mortgage loan pools.

	For Three Months Ended		For Three Months Ended
	June 30, 2015		June 30, 2014
	Purchased Impaired		Purchased Impaired
(dollars in thousands)	Carrying Amount	Future Accretion	Carrying Amount	Future Accretion
Balance, beginning of period	$109,262	$20,925	$149,033	$28,327
Accretion	1,841	(1,841)	2,415	(2,415)
Increase (Decrease) in future accretion	—	1,716	—	1,852
Reclassification of loans and adjustments	—	—	—	—
Payments received	(8,522)	—	(9,524)	—
Foreclosed and transferred to OREO	(466)	—	—	—
Subtotal before allowance	102,115	20,800	141,924	27,764
Allowance for loan losses	(3,181)	—	(4,123)	—
Net carrying amount, end of period	$98,934	$20,800	$137,801	$27,764

	For Six Months Ended		For Six Months Ended
	June 30, 2015		June 30, 2014
	Purchased Impaired		Purchased Impaired
(dollars in thousands)	Carrying Amount	Future Accretion	Carrying Amount	Future Accretion
Balance, beginning of period	$122,842	$24,898	$161,652	$29,987
Accretion	3,889	(3,889)	5,079	(5,079)
Increase in future accretion	—	(209)	—	2,856
Reclassification of loans and adjustments	—	—	(4,180)	—
Payments received	(23,376)	—	(20,605)	—
Foreclosed and transferred to OREO	(1,240)	—	(22)	—
Subtotal before allowance	102,115	20,800	141,924	27,764
Allowance for credit losses	(3,181)	—	(4,123)	—
Net carrying amount, end of period	$98,934	$20,800	$137,801	$27,764
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

In addition to our ability to use our own historical loss data and migration between risk grades, we have a rigorous process for computing the qualitative factors that impact the ALL. A committee, independent of the historical loss migration team, reviews risk factors that may impact the ALL. Some factors are statistically quantifiable, such as concentration, growth, delinquency, and nonaccrual risk by loan type, while other factors are qualitative in nature, such as staff competency, competition within our markets and economic and regulatory changes impacting the loan portfolio.
We lend primarily in North Carolina. As of June 30, 2015, a large majority of the principal amount of the loans in our portfolio was to businesses and individuals in North Carolina. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by us in the determination of the adequacy of the ALL. We believe the ALL is adequate to cover estimated losses on loans at each balance sheet date.
During the three month period ended June 30, 2015, we charged off $1.6 million in loans and realized $1.3 million in recoveries, for $0.2 million of net charge-offs. During the six month period ended June 30, 2015, we charged off $2.6 million in loans and realized $2.1 million in recoveries, for $0.4 million of net charge-offs.
The ALL, as a percentage of loans held for investment, was 1.24% at June 30, 2015, compared to 1.89% at June 30, 2014. At December 31, 2014, the ALL, as a percentage of loans held for investment, was 1.50%.
An analysis of the changes in the ALL is as follows:

	For Three Months Ended		For Six Months Ended
(dollars in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Balance, beginning of period	$19,008	$26,039	$20,345	$26,785
Recovery of losses charged to continuing operations	(788)	(1,685)	(1,926)	(2,369)
Net charge-offs:
Charge-offs	(1,567)	(2,033)	(2,562)	(4,010)
Recoveries	1,336	1,654	2,132	3,569
Net charge-offs	(231)	(379)	(430)	(441)
Balance, end of period	$17,989	$23,975	$17,989	$23,975
Annualized net charge-offs during the period to average loans held for investment	0.07%	0.12%	0.06%	0.07%
Annualized net charge-offs during the period to ALL	5.15%	6.34%	4.82%	3.71%
Allowance for loan losses to loans held for investment	1.24%	1.89%	1.24%	1.89%
The following table presents ALL activity by portfolio segment for the three months ended June 30, 2015:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Beginning balance April 1, 2015	$3,398	$3,120	$5,623	$3,152	$3,715	$19,008
Charge-offs	(257)	(4)	(251)	(261)	(794)	(1,567)
Recoveries	428	179	171	328	230	1,336
Provision (recovery of provision)	(857)	(1,088)	(26)	87	1,096	(788)
Ending balance June 30, 2015	$2,712	$2,207	$5,517	$3,306	$4,247	$17,989

The following table presents ALL activity by portfolio segment for the three months ended June 30, 2014:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Beginning balance April 1, 2014	$3,441	$5,308	$7,923	$6,966	$2,401	$26,039
Charge-offs	(621)	(91)	(151)	(730)	(440)	(2,033)
Recoveries	262	363	263	527	239	1,654
Provision (recovery of provision)	426	(802)	(625)	(1,097)	413	(1,685)
Ending balance June 30, 2014	$3,508	$4,778	$7,410	$5,666	$2,613	$23,975
The following table presents ALL activity by portfolio segment for the six months ended June 30, 2015:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Beginning balance January 1, 2015	$3,915	$3,163	$5,847	$4,179	$3,241	$20,345
Charge-offs	(306)	(85)	(376)	(268)	(1,527)	(2,562)
Recoveries	649	375	309	386	413	2,132
Provision (recovery of provision)	(1,546)	(1,246)	(263)	(991)	2,120	(1,926)
Ending balance June 30, 2015	$2,712	$2,207	$5,517	$3,306	$4,247	$17,989
The following table presents ALL activity by portfolio segment for the six months ended June 30, 2014:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Beginning balance January 1, 2014	$2,931	$5,233	$8,869	$7,195	$2,557	$26,785
Charge-offs	(1,010)	(624)	(635)	(796)	(945)	(4,010)
Recoveries	654	1,327	498	593	497	3,569
Provision (recovery of provision)	933	(1,158)	(1,322)	(1,326)	504	(2,369)
Ending balance June 30, 2014	$3,508	$4,778	$7,410	$5,666	$2,613	$23,975

The following table details the recorded investment in loans related to each segment in the allowance for loan losses by portfolio segment and disaggregated on the basis of impairment evaluation methodology at June 30, 2015:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Individually reviewed for impairment	$—	$—	$404	$—	$—	$404
Collectively reviewed for impairment	2,423	1,399	4,958	1,565	4,059	14,404
PI loans reviewed for credit impairment	289	808	155	1,741	188	3,181
PI loans with no credit deterioration	—	—	—	—	—	—
Total ALL	$2,712	$2,207	$5,517	$3,306	$4,247	$17,989
Loans held for investment:
Individually reviewed for impairment	$418	$1,116	$12,120	$15,652	$—	$29,306
Collectively reviewed for impairment	122,308	62,616	656,555	381,314	91,639	1,314,432
PI loans with subsequent credit deterioration	6,314	7,652	12,758	70,916	933	98,573
PI loans with no credit deterioration	—	475	3,067	—	—	3,542
Total loans	$129,040	$71,859	$684,500	$467,882	$92,572	$1,445,853
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

Troubled Debt Restructuring
The following tables present a breakdown of troubled debt restructurings that were restructured during the three and six months ended June 30, 2015 and June 30, 2014, respectively, segregated by portfolio segment:

	For Three Months Ended June 30, 2015			For Three Months Ended June 30, 2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(dollars in thousands)	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
Commercial and agricultural	—	$—	$—	—	$—	$—
Real estate - construction	1	370	370	—	—	—
Real estate - mortgage:
1-4 family residential	1	446	446	1	17	21
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	2	$816	$816	1	$17	$21

	For Six Months Ended June 30, 2015			For Six Months Ended June 30, 2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(dollars in thousands)	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
Commercial and agricultural	—	$—	$—	—	$—	$—
Real estate - construction	1	370	370	—	—	—
Real estate - mortgage:
1-4 family residential	1	446	446	7	752	828
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	2	$816	$816	7	$752	$828
During the six months ended June 30, 2015, we modified two loans that were considered to be troubled debt restructurings. We modified the interest rate for one of these loans, and both extended the term and modified the interest rate for the other loan. During the six months ended June 30, 2014, we modified seven loans that were considered to be troubled debt restructurings. We extended the terms for two of these loans and modified the interest rate for the remaining five loans.
There were no loans restructured in the twelve months prior to June 30, 2015 that went into default during the six months ended June 30, 2015. There were also no loans restructured in the twelve months prior to June 30, 2014 that went into default during the six months ended June 30, 2014.
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
The reserve for unfunded commitments was $0.9 million as of June 30, 2015 and $0.8 million at December 31, 2014.

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
Total OREO and property acquired in settlement of loans decreased $0.5 million during the first six months of 2015 from $20.4 million at December 31, 2014, to $20.0 million at June 30, 2015. At June 30, 2015 and December 31, 2014, OREO and property acquired in settlement of loans represented 50% and 45% of total nonperforming assets, respectively.
The following table summarizes OREO and property acquired in settlement of loans at the periods indicated:

(dollars in thousands)	June 30, 2015	December 31, 2014
Real estate acquired in settlement of loans	$19,717	$20,122
Property acquired in settlement of loans	238	289
Total property acquired in settlement of loans	$19,955	$20,411
The following tables summarize the changes in real estate acquired in settlement of loans at the periods indicated:

	For Three Months Ended
(dollars in thousands)	June 30, 2015	June 30, 2014
Real estate acquired in settlement of loans, beginning of period	$20,833	$24,573
Plus: New real estate acquired in settlement of loans	938	983
Less: Sales of real estate acquired in settlement of loans	(1,663)	(3,154)
Less: Write-downs and net loss on sales charged to expense	(391)	(660)
Real estate acquired in settlement of loans, end of period	$19,717	$21,742

	For Six Months Ended
(dollars in thousands)	June 30, 2015	June 30, 2014
Real estate acquired in settlement of loans, beginning of period	$20,122	$28,353
Plus: New real estate acquired in settlement of loans	3,433	1,251
Less: Sales of real estate acquired in settlement of loans	(3,153)	(6,928)
Less: Write-downs and net loss on sales charged to expense	(685)	(934)
Real estate acquired in settlement of loans, end of period	$19,717	$21,742
At June 30, 2015, 6 assets with a net carrying amount of $1.1 million were under contract for sale. Estimated losses on these sales, if any, have been recognized in the Consolidated Statements of Operations in the first six months of 2015.
At June 30, 2015, the Company’s recorded investment in mortgage loans collateralized by residential real estate properties that are in the process of foreclosure was $0.6 million and the Company’s OREO balance included $3.5 million of residential real estate.
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

(dollars in thousands, except share and per share data)	For Three Months Ended		For Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income	$2,523	$2,792	$5,042	$4,069
Weighted average number of shares outstanding - basic	24,202,012	21,888,772	24,192,744	21,912,084
Weighted average number of shares outstanding - diluted	24,214,578	21,899,994	24,204,832	21,925,798
Net income per share - basic and diluted	0.10	$0.13	$0.21	$0.19
During the three and six months ended June 30, 2015 and June 30, 2014, the price of the Company's common stock (as quoted on the Nasdaq Capital Market) was below the price of the common stock warrant. As a result, the warrant is considered antidilutive and thus is not included in the diluted share calculation.
For the three months ended June 30, 2015, there were an average of 322,526 antidilutive shares, while for the six months ended June 30, 2015, there were 294,972 antidilutive shares. For the three months ended June 30, 2014, there were an average of 42,668 antidilutive shares, while for the six months ended June 30, 2014, there were 32,728 antidilutive shares. Of the antidilutive shares, the number of shares relating to stock options were 300,454 and 272,900 for the three months and six months ended June 30, 2015, respectively, and 20,596 and 10,656 for the three months and six months ended June 30, 2014, respectively. The number relating to the warrant was 22,072 for all periods presented.
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
In connection with its asset / liability management objectives, the Company during the first quarter of 2014 entered into two interest rate swaps on $40 million of FHLB advances, each swap having a $20 million notional amount, that convert the floating rate cash flow exposure on the FHLB advances to a fixed rate cash flow. As structured, the receive-variable, pay-fixed swaps were evaluated as being cash flow hedges and have remained highly effective since inception through the quarter ending June 30, 2015. The differences in cash flows in each period between the fixed rate interest payments that the Company makes and the variable rate interest payments received is reported in earnings. These interest rate swaps mature on June 15, 2020.
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

	Gain (Loss) Recognized
(dollars in thousands)	For Three Months Ended		For Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Derivatives designated as hedging instruments:
Interest rate swap contracts - FHLB advances	$262	$—	$(59)	$—
Derivatives not designated as hedging instruments:
Mortgage loan rate lock commitments	4	1	$(3)	$3
Mortgage loan forward sales	(61)	18	17	18
Total	$(57)	$19	$14	$21

8. Fair Values of Assets and Liabilities
We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, derivative assets and liabilities, mortgage loans held for sale, and mortgage servicing rights are recorded at fair value on a recurring basis. Additionally, from time-to-time, we may be required to record at fair value other assets and liabilities on a nonrecurring basis, such as loans held for investment, impaired loans and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets or liabilities.
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
Loans Held for Investment
We do not record loans held for investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as impaired, we determine the fair value of the loan to quantify impairment, should such exist. The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans. At June 30, 2015 and December 31, 2014, substantially all of the total impaired loans were reviewed based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. We record impaired loans as nonrecurring Level 3.
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Assets and liabilities carried at fair value on a recurring basis at June 30, 2015 are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities:
U.S. government sponsored agencies	$2,028	$—	$2,028	$—
Residential mortgage-backed securities-GSE	291,495	—	291,495	—
Residential mortgage-backed securities-Private	15,908	—	15,908	—
Commercial mortgage-backed securities-GSE	21,872	—	21,872	—
Commercial mortgage-backed securities-Private	19,236	—	19,236	—
Corporate notes	30,828	—	30,828	—
Total available-for-sale debt securities	381,367	—	381,367	—
Mortgage servicing rights	2,012	—	—	2,012
Interest rate swaps	(620)	—	(620)	—
Total assets at fair value	$382,759	$—	$380,747	$2,012
Assets and liabilities carried at fair value on a recurring basis at December 31, 2014 are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities:
U.S. government sponsored agencies	$2,044	$—	$2,044	$—
Residential mortgage-backed securities-GSE	290,145	—	290,145	—
Residential mortgage-backed securities-Private	17,271	—	17,271	—
Commercial mortgage-backed securities-GSE	21,958	—	21,958	—
Commercial mortgage-backed securities-Private	10,215	—	10,215	—
Corporate notes	8,407	—	8,407	—
Total available-for-sale debt securities	350,040	—	350,040	—
Mortgage servicing rights	1,726	—	—	1,726
Interest rate swaps	(525)	—	(525)	—
Total assets at fair value	$351,241	$—	$349,515	$1,726
The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods indicated:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Servicing Rights
(dollars in thousands)	Three Months Ended June 30,
	2015	2014
Balance, beginning of period	$1,896	$1,587
Total gains or losses (realized/unrealized):
Included in earnings, gross	256	166
Less amortization	(140)	(116)
Balance, end of period	$2,012	$1,637

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Servicing Rights
(dollars in thousands)	Six Months Ended June 30,
	2015	2014
Beginning balance at January 1,	$1,726	$1,552
Total gains or losses (realized/unrealized):
Included in earnings, gross	556	310
Less amortization	(270)	(225)
Balance, end of period	$2,012	$1,637
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
Assets measured at fair value on a nonrecurring basis are included in the following table at June 30, 2015:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$4,164	$—	$—	$4,164
Other real estate owned	14,011	—	—	14,011
Total assets at fair value from continuing operations	$18,175	$—	$—	$18,175
Assets measured at fair value on a nonrecurring basis are included in the following table at December 31, 2014:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$7,433	$—	$—	$7,433
Other real estate owned	15,579	—	—	15,579
Total assets at fair value from continuing operations	$23,012	$—	$—	$23,012
Quantitative Information about Level 3 Fair Value Measurements

(dollars in thousands)	Fair Value at June 30, 2015	Valuation Techniques	Unobservable Input	Range

Impaired loans, net	$4,164	Discounted appraisals	Collateral discounts	1.00% - 30.00%
Other real estate owned	14,011	Discounted appraisals	Collateral discounts	1.00% - 30.00%
Mortgage servicing rights	2,012	Discounted cash flows	Prepayment rate	10.00% - 25.00%
Mortgage servicing rights			Discount rate	6.00% - 10.00%

(dollars in thousands)	Fair Value at December 31, 2014	Valuation Techniques	Unobservable Input	Range

Impaired loans, net	$7,433	Discounted appraisals	Collateral discounts	1.00%-30.00%
Other real estate owned	15,579	Discounted appraisals	Collateral discounts	1.00%-30.00%
Mortgage servicing rights	1,726	Discounted cash flows	Prepayment rate	10.00% - 25.00%
Mortgage servicing rights			Discount rate	6.00% - 10.00%

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

The estimated fair values of financial instruments are as follows at the periods indicated:

	At June 30, 2015
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$30,986	$30,986	$30,986	$—	$—
Investment securities: Available-for-sale	381,367	381,367	—	381,367	—
Investment securities: Held-to-maturity	156,648	153,589	—	153,589	—
Loans held for sale	2,767	2,767	—	2,767	—
Loans held for investment, net	1,427,864	1,403,733	—	—	1,403,733
Accrued interest receivable	5,569	5,569	1	1,586	3,982
Interest rate swaps	(620)	(620)	—	(620)	—
Financial Liabilities:
Deposits	1,855,638	1,854,419	—	1,854,419	—
Retail repurchase agreements	11,424	11,424	—	11,424	—
Federal Home Loan Bank advances	80,708	83,360	—	83,360	—
Long-term notes payable	5,377	5,377	—	—	5,377
Junior subordinated debentures	56,702	32,799	—	—	32,799
Accrued interest payable	337	337	—	320	17

	At December 31, 2014
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$95,882	$95,882	$95,882	$—	$—
Investment securities: Available-for-sale	350,040	350,040	—	350,040	—
Investment securities: Held-to-maturity	142,461	140,875		140,875	—
Loans held for sale	2,796	2,796	—	2,796	—
Loans held for investment, net	1,337,443	1,328,895	—	—	1,328,895
Accrued interest receivable	4,885	4,885	—	1,262	3,623
Interest rate locks and forward loan sale commitments	(525)	(525)	—	(525)	—
Financial Liabilities:
Deposits	1,794,420	1,793,205	—	1,793,205	—
Retail repurchase agreements	9,076	9,076	—	9,076	—
Federal Home Loan Bank advances	68,234	71,462	—	71,462	—
Long-term notes payable	5,338	5,338	—	—	5,338
Junior subordinated debentures	56,702	32,341	—	—	32,341
Accrued interest payable	3,624	3,624	—	321	3,303
There were no transfers between valuation levels for any assets during the three months ended June 30, 2015. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period when the assets are valued.

9. Accumulated Other Comprehensive Income

The following tables present the changes in our accumulated other comprehensive income (loss), net of tax, by component for the periods indicated:

(Dollars in thousands)	Unrealized Gains (Losses) on Available-For-Sale Securities	Interest Rate Swaps	Defined Benefit Plan Items	Total

Beginning balance January 1, 2015	$(3,017)	$(324)	$(4,134)	$(7,475)
Other comprehensive loss before reclassifications	(2,515)	(63)	—	(2,578)
Amounts reclassified from accumulated other comprehensive income	—	4	—	4
Net current period other comprehensive loss	(2,515)	(59)	—	(2,574)
Ending balance June 30, 2015	$(5,532)	$(383)	$(4,134)	$(10,049)

(Dollars in thousands)	Unrealized Gains (Losses) on Available-For-Sale Securities	Interest Rate Swaps	Defined Benefit Plan Items	Total

Beginning balance January 1, 2014	$(14,476)	$—	$(3,129)	$(17,605)
Other comprehensive income (loss) before reclassifications	8,372	(230)	—	8,142
Amounts reclassified from accumulated other comprehensive income	(445)	—	—	(445)
Net current period other comprehensive income (loss)	7,927	(230)	—	7,697
Ending balance June 30, 2014	$(6,549)	$(230)	$(3,129)	$(9,908)

The following table presents the reclassifications out of our accumulated other comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014:

(Dollars in thousands)	Amount Reclassified from AOCI
	For Three Months Ended June 30, 2015	For Three Months Ended June 30, 2014	For Six Months Ended June 30, 2015	For Six Months Ended June 30, 2014	Line Item in the Consolidated Statement of Operations
Available-for-sale securities:
Net realized gains on sale of securities	$—	$(720)	$—	$(720)	Securities gains, net
Income tax (benefit) expense	—	275	—	275	Income tax expense
Total, net of tax	—	(445)	—	(445)

Interest rate swaps:
Swap ineffectiveness expense	3	—	6	—	Other expense
Income tax (benefit) expense	(1)	—	(2)	—	Income tax expense
Total, net of tax	2	—	4	—
Total reclassifications for the period	$2	$(445)	$4	$(445)

10. Repurchase Agreement Borrowings

Securities sold under agreements to repurchase ("repurchase agreements") with customers represent funds deposited by customers, generally on an overnight basis, that are collateralized by investment securities owned by the Company. Repurchase agreements with customers are included in short-term borrowings on the consolidated condensed balance sheets.
All repurchase agreements are subject to terms and conditions of repurchase/security agreements between the Company and the client and are accounted for as secured borrowings. Our repurchase agreements reflected in short-term borrowings consist of customer accounts and securities which are pledged on an individual security basis.
At June 30, 2015 and December 31, 2014, our repurchase agreement borrowings totaled $11.4 million and $9.1 million and respectively, and are classified as short-term debt on the consolidated condensed balance sheets. These borrowings were collateralized with residential mortgage backed securities with a market value of $14.8 million and $16.5 million at June 30, 2015 and December 31, 2014, respectively. Declines in the value of the collateral would require us to pledge additional securities. As of June 30, 2015 and December 31, 2014 the Company had $243.0 million and $180.6 million, respectively, of available unpledged securities.
The following table presents the carrying value of repurchase agreements by remaining contractual maturity at June 30, 2015 and December 31, 2014:

June 30, 2015
(dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	1 - 90 days	Over 90 days	Total
Residential mortgage-backed securities-GSE	$11,424	$—	$—	$11,424

December 31, 2014
(dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	1 - 90 days	Over 90 days	Total
Residential mortgage-backed securities-GSE	$9,076	$—	$—	$9,076

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

•	material changes in the quality of our loan portfolio and the resulting credit related losses and expenses;

•	the accuracy of our assumptions relating to the establishment of our ALL;

•	adverse changes in the value of real estate in our market areas;

•	adverse changes in the housing markets, or an increase in interest rates, either of which may reduce demand for mortgages;

•	changes in interest rates, spreads on earning assets and interest-bearing liabilities, the shape of the yield curve and interest rate sensitivity;

•	a prolonged period of low interest rates;

•	declines in the value of our OREO;

•	the accuracy of our assumptions relating to our ability to use net operating loss carryforwards to reduce future tax payments;

•	the loss of one or more members of executive management and our ability to recruit and retain key lenders and other employees;

•	less favorable general economic conditions, either nationally or regionally; resulting in, among other things, a reduced demand for our credit or other services and thus reduced origination volume;

•	increased competitive pressures in the banking industry or in COB's markets affecting pricing or product and service offerings;

•	our ability to respond to rapid technological developments and changes;

•	disruptions in or manipulations of our operating systems;

•	information security risks impacting us or our vendors, including “hacking” and “identity theft,” that could adversely affect our business and our reputation;

•	the loss or disruption of the services provided by one or more of our critical vendors;

•	our ability to achieve our targeted reductions in costs and expenses;

•	the impact of laws, including tax laws, and regulatory requirements, including the Basel III capital rules, Bank Secrecy Act requirements, and regulations required by the Dodd-Frank Act;

•	changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	changes in accounting principles and standards; and

•	our success at managing the risks involved in the foregoing.

All forward-looking statements speak only as of the date on which such statements are made, and COB undertakes no obligation to update any statement, to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Financial highlights are presented in the accompanying table.
Selected Financial Data

(dollars in thousands, except per share data)	As of and for Three Months Ended		As of and for Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Income Statement Data
Net interest income	$16,827	$15,718	$33,600	$31,197
Recovery of loan losses	(788)	(1,685)	(1,926)	(2,369)
Noninterest income	4,154	4,893	8,188	8,836
Noninterest expense	17,827	19,268	35,835	38,074
Income before income taxes	3,942	3,028	7,879	4,328
Net income	2,523	2,792	5,042	4,069
Period End Balances
Assets	$2,293,387	$2,013,513	$2,293,387	$2,013,513
Loans held for sale	2,767	1,765	2,767	1,765
Loans held for investment (1)	1,445,853	1,269,865	1,445,853	1,269,865
Allowance for loan losses	17,989	23,975	17,989	23,975
Goodwill and other intangible assets	9,598	10,501	9,598	10,501
Deposits	1,855,638	1,763,765	1,855,638	1,763,765
Borrowings	154,211	143,594	154,211	143,594
Shareholders' equity	269,786	92,697	269,786	92,697
Average Balances
Assets	$2,246,949	$1,997,909	$2,224,721	$1,988,524
Loans held for sale	3,981	1,664	3,384	1,482
Loans held for investment (1)	1,406,827	1,237,183	1,391,525	1,222,879
Allowance for loan losses	18,970	26,544	19,601	26,742
Goodwill and other intangible assets	9,458	10,636	9,576	10,794
Deposits	1,799,682	1,755,127	1,790,657	1,747,284
Borrowings	161,996	141,390	150,441	141,815
Shareholders' equity	271,229	88,140	270,021	85,970
Per Common Share Data
Net income - basic and diluted	$0.10	$0.13	$0.21	$0.19
Book value (shareholders' equity)	11.14	4.26	11.14	4.26
Tangible book value (shareholders' equity) (2)	10.75	3.78	10.75	3.78
Performance Ratios
Return on average assets	0.45%	0.56%	0.46%	0.41%
Pre-tax return on average assets	0.70	0.61	0.71	0.44
Return on average tangible assets (2)	0.45	0.56	0.46	0.41
Return on average equity	3.73	12.71	3.77	9.54
Return on average tangible equity (2)	3.87	14.45	3.92	10.91
Net interest margin (tax equivalent)	3.43	3.40	3.49	3.42
Pre-credit and nonrecurring noninterest expense as a percentage of average assets (2)	3.03	3.47	3.09	3.53
Asset Quality Ratios
Allowance for loan losses to period end loans held for investment (1)	1.24%	1.89%	1.24%	1.89%

Net annualized charge-offs (recoveries) to average loans held for investment (1)	0.07%	0.12%	0.06%	0.07%
Classified assets to Tier 1 capital and allowance for loan losses	36.3	67.6	36.3	67.6
Nonperforming assets to period end total assets (3)	1.7	2.7	1.7	2.7
Capital and Liquidity Ratios
Average equity to average assets	12.07%	4.41%	12.14%	4.32%
Leverage capital	8.50	6.35	8.50	6.35
Common equity tier 1 risk-based capital	11.85	N/A	11.85	N/A
Tier 1 risk-based capital	11.85	9.70	11.85	9.70
Total risk-based capital	14.28	12.66	14.28	12.66
Period end loans to period end deposits	78	72	78	72

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

Overview
CommunityOne Bancorp, ("COB" or the "Company," also referred to as “us” or “we” and our subsidiaries on a consolidated basis), is a bank holding company headquartered in Charlotte, North Carolina and incorporated in 1984 under the laws of the State of North Carolina. Through our ownership of CommunityOne Bank, N.A. (the "Bank,") a national banking association founded in 1907 and headquartered in Asheboro, North Carolina, we offer a complete line of consumer, mortgage and business banking services, including loan, deposit and treasury management, as well as wealth management and trust services, to individual and small and middle market businesses through financial centers located throughout central, southern and western North Carolina. Our strategy is to grow the Company organically by focusing on meeting the financial needs of customers in our market area by providing a suite of quality financial products and services through local and experienced bankers and lenders located in branches and loan production offices in our customers’ local markets. We also offer the convenience of online and mobile banking capabilities. In addition to organic growth, our strategy is to grow through merger and acquisition activity in our markets, should attractive opportunities present themselves. We define our market as communities located in North Carolina, as well as adjoining markets in South Carolina and Virginia.
In July 2013, we changed our name from FNB United Corp. to CommunityOne Bancorp, and our stock symbol from FNBN to COB. We earn revenue primarily from interest on loans and securities investments, mortgage banking income and fees charged for financial services provided to our customers. Offsetting these revenues are the cost of deposits and other funding sources, provision for loan losses and other operating costs such as: salaries and employee benefits, occupancy, data processing expenses, OREO and loan collection costs and income tax.
Progress on 2015 goals
In the second quarter we continued to make good progress in achieving the five goals we established for 2015, which are to (1) grow loans; (2) grow core deposits; (3) enhance fee income; (4) maintain expense discipline; and (5) explore merger and acquisition (M&A) opportunities.
Loan growth was strong in the second quarter, growing at an 14% annualized rate, ahead of our 10-12% loan growth goal for the year. This was our fifth consecutive quarter of double digit annualized loan growth. Organic loans, which exclude purchased residential loan pools, grew at a 21% annualized rate in the second quarter. Loans grew in all of our business lines during the quarter, especially in our commercial banking unit. Our loan-to-deposit ratio improved to 78% at June 30, 2015, on track with our 80-85% goal by year end 2015. We made some additional investments in origination personnel in the second quarter, hiring four new residential mortgage loan officers in Raleigh and Charlotte, and we expect these new hires will enhance our mortgage loan income in 2015. We also opened a commercial loan production office in Charleston, South Carolina, one of the largest and fastest growing markets in that state, and initially staffed it with a team of three.
Our deposits grew at an 11% annualized rate in the second quarter, including the $58.8 million in deposits acquired in the purchase of the Lenoir and Granite Falls branches from CertusBank, N.A. on June 26th. Low cost core deposits, consisting of non-time deposits, grew at an annualized rate of 8%. Noninterest-bearing deposits have grown 9% through the first six months of the year, and we continue to see our commercial customer acquisition and treasury management product capabilities generating additional noninterest-bearing deposit balances and customers in our markets.
Our third goal is to grow fee income, with targeted growth of 10-12% for the full year 2015, excluding nonrecurring gains on securities. Noninterest income growth has trailed our expectations year to date and during the second quarter, principally as a result of the reduced overdraft and returned items activity, reduced levels of gains on the our residential mortgage loan sales and a slower ramp up in our Small Business Administration (“SBA”) guaranteed loan origination and sale activity. Year to date, excluding nonrecurring securities gains, noninterest income has increased 1% over the same period last year, and second quarter noninterest income, excluding nonrecurring securities gains, was flat to the second quarter 2014. Origination of residential mortgage loans for sale to investors increased 72% to $29 million during the quarter, and mortgage loan income grew 20% from the same quarter last year as a result of investments in both our branch and non-branch retail channels in the past year. Our trust and investment services income grew 1% year over year. Service charges on deposits and other service charges, commissions and fees fell 5% year over year in the second quarter on lower returned items and overdraft activity levels, in part driven by the six branches we closed in 1Q 2015. We expect that new business lines, such as SBA lending, will contribute to fee income growth in the coming quarters, in addition to the investments made in mortgage origination personnel.
We have continued to execute well our expense management efforts. Second quarter noninterest expenses ("NIE") declined $1.4 million, or 7% from the second quarter of 2014. Our PCNR NIE to average asset ratio was 3.03%, ahead of our goal for full year 2015 of 3.10%. The second quarter was the first full quarter that included the savings from the closure of six branches in March 2015, improving our branch efficiency and increasing average deposits per branch to $41 million, up 17% since June 30, 2014.

Our final goal is to explore M&A opportunities that meet strategic and financial objectives. We completed our first purchase in June with the branch acquisition from CertusBank, N.A., and we continue to actively evaluate a broad spectrum of opportunities.

Results of Operations
Net Interest Income
Our principal source of revenue is net interest income. Net interest income is the difference between interest income earned on interest-earning assets, primarily loans and investment securities, and interest expense paid on interest-bearing deposits and other interest-bearing liabilities. The net interest margin measures how effectively we manage the mix of interest-earning assets and interest-bearing liabilities and the difference between the interest income earned on interest-earning assets and the interest expense paid for funds to support those assets. Fluctuations within net interest income are driven by changes in the mix of interest-earning assets and interest-bearing liabilities, changes in the interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities, the rate of growth of the interest-earning assets and interest-bearing liabilities base, the ratio of interest-earning assets to interest-bearing liabilities, and the management of interest rate sensitivity. An analysis of these changes is presented in the Average Balances and Net Interest Income Analysis - Second Quarter for the three month periods ended June 30, 2015 and 2014, and in the Average Balances and Net Interest Income Analysis - Six Months for the six month periods ended June 30, 2015 and 2014.
Net interest income on a taxable equivalent basis was $16.8 million for the three month period ended June 30, 2015, an increase of 7%, or $1.1 million, from $15.7 million for the same period in 2014. The increase in interest income is primarily a result of growth in average loan balances of $172.0 million, or 14%, partially offset by a decrease in average investment securities balances of $26.8 million used to fund loan growth.
Net interest margin (taxable equivalent) grew 3 basis points from 3.40% in the second quarter of 2014 to 3.43% in the second quarter of 2015. The yield on average earning assets decreased by 1 basis point in the second quarter of 2015 to 3.94% from 3.95% in the second quarter of 2014, as improvements in asset mix from replacing lower yielding cash with higher yielding securities and loans were offset by lower yields on both loans and securities. The cost of interest-bearing liabilities fell 3bps from 0.65% in the second quarter of 2014 to 0.62% in the second quarter of 2015, primarily as a result of lower rates on FHLB advances. The cost of interest-bearing deposits was unchanged at 0.48% for the second quarter of 2014 and 2015.
The following table summarizes the average balance sheets and net interest income/margin analysis for the three months ended June 30, 2015 and 2014. The interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively.

Average Balances and Net Interest Income Analysis - Second Quarter

	Three Months Ended June 30,
	2015			2014
			Average			Average
(dollars in thousands)	Average	Income /	Yield /	Average	Income /	Yield /
	Balance (3)	Expense	Rate	Balance (3)	Expense	Rate
Interest-earning assets:
Loans (1)(2)	$1,410,808	$16,022	4.56%	$1,238,847	$14,397	4.66%
Investment securities	523,213	3,116	2.39	550,032	3,731	2.72
Other earning assets	33,209	209	2.52	66,213	156	0.95
Total earning assets	1,967,230	19,347	3.94	1,855,092	18,284	3.95

Noninterest-earning assets:
Cash and due from banks	24,831			26,388
Goodwill and other intangible assets	9,458			10,636
Other assets, net	245,430			105,793
Total assets	$2,246,949			$1,997,909

Interest-bearing liabilities:
Interest-bearing demand deposits	$350,449	$245	0.28%	$335,971	$261	0.31%
Savings deposits	90,049	23	0.10	85,485	22	0.10
Money market deposits	422,667	283	0.27	437,921	261	0.24
Time deposits	587,050	1,181	0.81	581,009	1,197	0.83
Total interest-bearing deposits	1,450,215	1,732	0.48	1,440,386	1,741	0.48
Retail repurchase agreements	8,612	5	0.23	6,134	3	0.20
Federal Home Loan Bank advances	91,208	488	2.15	73,266	514	2.81
Other borrowed funds	62,176	278	1.79	61,990	287	1.86
Total interest-bearing liabilities	1,612,211	2,503	0.62	1,581,776	2,545	0.65

Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	349,467			314,741
Other liabilities	14,042			13,252
Shareholders' equity	271,229			88,140
Total liabilities and shareholders' equity	$2,246,949			$1,997,909

Net interest income and net yield on earning assets (4)		$16,844	3.43%		$15,739	3.40%

Interest rate spread (5)			3.32%			3.30%
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

Net interest income on a taxable equivalent basis was $33.6 million for the six month period ended June 30, 2015, an increase of 8%, or $2.4 million, from $31.2 million for the same period in 2014. The increase in interest income is primarily a result of an increase in average loan balances of $170.5 million, or 14%, partially offset by a decrease in average investment securities balances used to fund loan growth of $39.7 million.
Net interest margin (taxable equivalent) increased 7 basis points from 3.42% in the first six months of 2014 to 3.49% in the first six months of 2015. The yield on average earning assets increased by 5 basis points in the first six months of 2015 to 4.01% from 3.96% in the same period of 2014, as a result of an improved asset mix as lower yielding cash and securities were replaced by higher yielding loans, offset by lower yields on both loans and securities. The cost of interest-bearing liabilities fell 1 basis point to 0.63% in the first six months of 2015 from 0.64% in the first six months of 2014, primarily as a result of lower rates on FHLB advances. The cost of interest-bearing deposits was unchanged at 0.48% for the first half of 2014 and 2015.
The following table summarizes the average balance sheets and net interest income/margin analysis for the six months ended June 30, 2015 and 2014. The interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively.

Average Balances and Net Interest Income Analysis - Six Months

	Six Months Ended June 30,
	2015			2014
			Average			Average
(dollars in thousands)	Average	Income /	Yield /	Average	Income /	Yield /
	Balance (3)	Expense	Rate	Balance (3)	Expense	Rate
Interest-earning assets:
Loans (1)(2)	$1,394,909	$31,913	4.61%	$1,224,361	$28,502	4.69%
Investment securities	515,532	6,340	2.48	555,265	7,426	2.70
Other earning assets	34,546	379	2.21	63,398	307	0.98
Total earning assets	1,944,987	38,632	4.01	1,843,024	36,235	3.96

Noninterest-earning assets:
Cash and due from banks	25,643			26,848
Goodwill and other intangible assets	9,576			10,794
Other assets, net	244,515			107,858
Total assets	$2,224,721			$1,988,524

Interest-bearing liabilities:
Interest-bearing demand deposits	$350,307	$500	0.29%	$336,663	$511	0.31%
Savings deposits	89,036	45	0.10	83,816	43	0.10
Money market deposits	427,989	597	0.28	443,274	527	0.24
Time deposits	587,241	2,322	0.80	577,946	2,362	0.82
Total interest-bearing deposits	1,454,573	3,464	0.48	1,441,699	3,443	0.48
Retail repurchase agreements	8,547	9	0.21	6,562	6	0.18
Federal Home Loan Bank advances	79,782	957	2.42	73,272	983	2.71
Other borrowed funds	62,112	567	1.84	61,981	561	1.83
Total interest-bearing liabilities	1,605,014	4,997	0.63	1,583,514	4,993	0.64

Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	336,084			305,585
Other liabilities	13,602			13,455
Shareholders' equity	270,021			85,970
Liabilities of discontinued operations	—			—
Total liabilities and shareholders' equity	$2,224,721			$1,988,524

Net interest income and net yield on earning assets (4)		$33,635	3.49%		$31,242	3.42%

Interest rate spread (5)			3.38%			3.32%
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
During the three and six months ended June 30, 2015, the recovery of provision for loan losses was $0.8 million and $1.9 million, respectively, compared to $1.7 million and $2.4 million recovery of provision for loan losses in the same periods of 2014, as a result of declining historical net loss rates, partially offset by loan portfolio growth. During the three month periods ended June 30, 2015 and 2014, net charge-offs totaled $0.2 and $0.4 million, or 0.07% and 0.12% of average loans on an annualized basis, respectively. During the six month periods ended June 30, 2015 and 2014, net charge-offs totaled $0.4 million in each year, or 0.06% and 0.07% of average loans on an annualized basis, respectively.
Noninterest Income
Noninterest income includes fees and service charges on deposit accounts, mortgage banking income, fees from cardholder and merchant services, fees and commissions related to trust and investment services, gains and losses on the sales of securities, and all other types of noninterest revenue.
For the three months ended June 30, 2015, noninterest income was $4.2 million compared to $4.9 million for the same period in 2014, a decrease of $0.7 million, or 18%, primarily the result of $0.7 million in nonrecurring gains on sales of securities during the second quarter of 2014. PCNR noninterest income, which excludes nonrecurring securities gains and losses, was unchanged from the second quarter of the prior year. See “Non-GAAP Measures" for further discussion. Mortgage loan income grew 20% over the second quarter of last year on origination growth of 67% and an increase in loans originated for sale to investors of 72%, offset by a reduction in the average gain on sale of loans sold to investors. Trust and investment services income grew 1% year over year on increases in assets under management. Service charges (including other service charges, commissions and fees) during the second quarter of 2015 were $0.1 million, or 5%, lower than the same period of 2014 on weaker overdraft and returned items activity, partially related to the six branch closures in the first quarter of 2015. Cardholder and merchant services income was improved by 1% year over year in the second quarter.
For the six months ended June 30, 2015, noninterest income was $8.2 million compared to $8.8 million for the same period in 2014, a decrease of $0.6 million, or 8%, also primarily the result of the $0.7 million in nonrecurring gains on sales of securities described above. PCNR noninterest income for the first six months of 2015 grew 1% from the same period in 2014. Mortgage loan income was strong in the first six months of 2015, up 79% over the same period of 2014, driven by a 92% increase in mortgage loan originations from the first six months of 2014. Production from our retail non-branch channel was $39.5 million in the first six months of 2015, and during the period, we originated $129.0 million of mortgage loans, including $52.4 million of loans for sale to investors, an increase of 72% from the same period of last year. Trust and investment services income in the first six months fell $32 thousand from the comparable period last year, principally as a result of reduced sales activity in conjunction with the conversion of existing accounts to a new broker dealer platform. We expect this new broker dealer platform will result in enhanced revenue sharing and fee income now that customer conversion activities are complete. Service charges during the first six months of 2015 were $0.3 million lower than the same period of 2014 on weaker overdraft and returned items activity in the deposit portfolio partially driven by the six branches we closed in 1Q 2015, while cardholder and merchant services income was flat to the first six months of last year.

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Noninterest Income
Service charges on deposit accounts	$1,433	$1,619	$2,867	$3,183
Mortgage loan income	314	261	779	435
Cardholder and merchant services income	1,218	1,209	2,343	2,322
Trust and investment services	403	399	725	757
Bank-owned life insurance	268	278	518	530
Other service charges, commissions and fees	421	332	804	684
Securities gains, net	—	720	—	720
Other income	97	75	152	205
Total noninterest income	4,154	4,893	8,188	8,836
Less:
Securities gains, net	—	720	—	720
PCNR noninterest income (1)	$4,154	$4,173	$8,188	$8,116
(1) See "Non-GAAP Measures"
Noninterest Expense
Noninterest expense components are included in the next table and include salary and employee benefits, occupancy and equipment, and other expenses associated with our operations, in addition to credit related OREO and loan collection expenses.
Noninterest expenses were $17.8 million in the second quarter of 2015 compared to $19.3 million in the same period of 2014, a decrease of $1.4 million, or 7%. The decrease in noninterest expense included reductions in operating expense categories related to the closure of six branches in the first quarter of 2015 OREO, FDIC insurance and loan collection expense as a result of our reduction in nonperforming loans and OREO assets and our improving credit profile, as well as $0.4 million of expenses related to the sale by the U.S. Treasury of shares of the Company's stock in 2014. Personnel expense increased $0.5 million from the same quarter a year ago primarily as a result of commercial and mortgage loan officer hiring and increased volume related mortgage loan commissions.
For the first six months of 2015, noninterest expenses were $35.8 million compared to $38.1 million in the same period of 2014, a decrease of $2.2 million, or 6%. The decrease in noninterest expense was primarily attributable to the items described above.
Excluding the items that we identify as credit-related and nonrecurring (OREO expenses, loan collection expenses, branch closure and restructuring expenses, U.S. Treasury expenses and mortgage and litigation accruals), pre-credit and nonrecurring noninterest expenses ("PCNR NIE"), were $17.0 million and $34.4 million in the second quarter and first six months of 2015, respectively. PCNR NIE fell by $0.3 million, (or 2%), and $0.8 million, or 2%, from the same periods in 2014, respectively, primarily as a result of the branch closures and lower FDIC insurance premiums, offset by increases in personnel expense noted above. See "Non-GAAP Measures" for further discussion.

Full-time equivalent employees averaged 553 employees for the second quarter of 2015 versus 558 employees for the second quarter of 2014, a reduction of 1%.

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Noninterest Expense
Personnel expense	$10,462	$9,956	$21,056	$20,349
Net occupancy expense	1,211	1,512	2,680	3,065
Furniture, equipment and data processing expense	1,875	2,047	3,864	4,050
Professional fees	528	467	1,067	1,100
Stationery, printing and supplies	141	173	317	335
Advertising and marketing	134	147	320	300
Other real estate owned expense	506	954	865	1,215
Credit/debit card expense	498	604	1,042	1,199
FDIC insurance	456	595	909	1,234
Loan collection expense	313	551	613	1,208
Core deposit intangible amortization	352	352	704	704
Other expense	1,351	1,910	2,398	3,315
Total noninterest expense	17,827	19,268	35,835	38,074
Less:
Other real estate owned expense	506	954	865	1,215
Loan collection expense	313	551	613	1,208
U.S. Treasury sale expenses	—	409	—	409
Mortgage and litigation accrual	—	7	—	(68)
Branch closure and restructuring expense	—	7	—	190
PCNR noninterest expense (1)	$17,008	$17,340	$34,357	$35,120
(1) See "Non-GAAP Measures"
Provision for Income Taxes
Income tax expense totaled $1.4 million for the second quarter of 2015 and $0.2 million for the second quarter of 2014. For the first six months of 2015, income tax expense totaled $2.8 million, compared to $0.3 million for the first six months of 2014. Our provision for income taxes, as a percentage of income before income taxes, was 36.0% and 7.8% for the three months ended June 30, 2015 and 2014, respectively, and 36.0% and 6.0% for the six months ended June 30, 2015 and June 30, 2014, respectively.
Prior to December 31, 2014, substantially all of our net deferred tax assets were offset by a valuation allowance and accordingly income tax expense during the second quarter and first six months of 2014 was primarily the result of changes in the market value of available-for-sale securities that impacted the valuation allowance on our net deferred tax assets. At December 31, 2014 we determined, based on all available positive and negative evidence, that it is more likely than not that future taxable income will be available during available carryforward periods to absorb all of the consolidated federal net operating loss carryforward and all but a small portion of the North Carolina net economic loss carryforward, and accordingly substantially all of the valuation allowance on our deferred tax asset was reversed. Our analysis as of June 30, 2015 continues to support that position, and we have recorded income taxes in the second quarter and for the first six months of 2015 at the Company’s effective tax rate.
Balance Sheet Review
Total assets at June 30, 2015 were $2.29 billion, an increase of $77.9 million, or 4%, compared to total assets of $2.22 billion at December 31, 2014.
Cash and interest-bearing balances were $31.0 million at June 30, 2015, a decrease of $64.9 million, or 68%, compared to $95.9 million at December 31, 2014, primarily as a result of the use of cash to fund increases in the loan and investment securities portfolios.
Total investment securities portfolio increased $45.5 million during the first six months of 2015, from $492.5 million at December 31, 2014 to $538.0 million at June 30, 2015, an increase of 9%. The portfolio is comprised of U.S. federal agency securities and federal agency MBSs (GSE), private residential MBSs, commercial MBSs (GSE), private commercial MBSs, and corporate debt securities. At June 30, 2015 there were $381.4 million of investment securities designated available-for-sale and $156.6 million of securities designated held-to-maturity.

Loans held for investment increased $88.1 million, an increase of 6%, or 12% annualized during the first six months of 2015, from $1,357.8 million at December 31, 2014 to $1,445.9 million at June 30, 2015. The increase was primarily the result of loan growth in our metro markets of Charlotte, Raleigh and Greensboro. Loans held for investment grew in all lines of business during the first six months of the year. Organic loan growth, which excludes purchased residential loan pools, totaled $107.6 million in the first six months of 2015 for a 19% annualized growth rate. The pass rated loan portfolio grew $112.8 million year to date for an 18% annualized growth rate.
At June 30, 2015, six OREO assets with a net carrying amount of $1.1 million were under contract for sale. Estimated losses, if any, with these sales have been recognized in the Consolidated Statements of Operations in the first six months of 2015. Actual gains, if any, will be recorded at the time of sale.
Total deposits were $1.86 billion at June 30, 2015, an increase of $61.2 million, or 3% from $1.79 billion at December 31, 2014. Noninterest-bearing deposits increased $28.3 million, or 9%, from $323.8 million at December 31, 2014 to $352.0 million at June 30, 2015, an annualized growth rate of 17%. Low cost core deposits, which excludes all time deposits, grew $35.6 million year to date. The growth in deposits in primarily the result of the Company's acquisition of $58.8 million in deposits from CertusBank, N.A. in June 2015. The total cost of interest-bearing deposits was unchanged in the first six months of 2015 from the first six months of 2014 at 0.48%. The cost of all deposits, including noninterest-bearing deposits, fell to 0.39% for the first six months of 2015, a decline of 1 basis point from 0.40% for the first six months of 2014.
Shareholders' equity (book value) at June 30, 2015 was $269.8 million as compared to $266.9 million at December 31, 2014. The book value per share was $11.14 at June 30, 2015, as compared to a book value per share of $11.04 for the year ended December 31, 2014. The change in shareholders' equity reflects net income to common shareholders for the six months ended June 30, 2015 of $5.0 million, offset by $2.6 million other comprehensive loss, net of tax, including the unrealized loss on available-for-sale securities described below. We did not declare common dividends during the six months ended June 30, 2015, and we do not expect to pay dividends to shareholders for the foreseeable future.
Investment Securities
We evaluate all securities on a quarterly basis, and more frequently as economic conditions warrant, to determine if an other than temporary impairment (“OTTI”) exists. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than book value, the financial conditions and near-term prospects of the issuer, and the ability and intent of COB to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, we may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. If management determines that an investment experiences an OTTI, the loss is recognized in the income statement as a realized loss. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in shareholders' equity) and not recognized in income until the security is ultimately sold. As of June 30, 2015, there were no securities considered to have OTTI.
During the first six months of 2015, increases in the level of market interest rates resulted in an unrealized loss of $4.1 million in our available-for-sale portfolio. The unrealized loss, net of $1.6 million tax effect, was $2.5 million for the first six months of 2015 and was recorded in Other Comprehensive Income (Loss). At June 30, 2015, there was an unrealized loss of $9.0 million on our available-for-sale portfolio. We do not expect to sell these securities and realize these losses.
Asset Quality
Management considers asset quality to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. This function reports directly to the Risk Management Committee of the Board of Directors, and is independent of loan origination.
Acquired Loans
Loans acquired in the Merger ("Granite Purchased Loans") include purchased impaired loans ("PI loans") and purchased contractual loans ("PC loans"). At June 30, 2015, there were $123.7 million of Granite Purchased Loans, of which $21.6 million were PC loans, and $102.1 million were PI loans, $98.6 million of which had subsequent credit deterioration.
PI loans are segregated into pools and recorded at estimated fair value on the date of acquisition without the carryover of the related ALL. PI loans are accounted for under ASC 310-30 when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition we will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the date of acquisition may include statistics such as past due status, nonaccrual status and risk grade. PI loans generally meet our definition for nonaccrual status, however, even if the borrower is not currently making payments, we classify loans as accruing if we can reasonably estimate the amount and timing of future cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference.

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
At June 30, 2015, an ALL of $3.2 million was required for the PI loans, and these loans are presented on an accruing basis.
Commercial Real Estate Secured Loans
Commercial real estate secured lending (including commercial, construction and land development) where conversion of the real estate is the primary source of repayment is a significant portion of our commercial loan portfolio. These categories constitute $539.7 million, or approximately 37%, of our total loans held for investment portfolio at June 30, 2015, unchanged from December 31, 2014. These categories are generally affected by changes in economic conditions, changes in real estate market values, fluctuations in interest rates, the availability of loans to potential purchasers, changes in tax and other laws and acts of nature.
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
The level of nonperforming loans continued to decline, from $25.3 million or 1.9% of loans held for investment at December 31, 2014, to $19.6 million, or 1.4% of loans held for investment at June 30, 2015. OREO and property acquired in settlement of loans were $20.0 million at June 30, 2015, compared to $20.4 million at December 31, 2014, a decrease of $0.5 million or 2%. During the first six months of 2015, we recorded net write-downs (net of gains on sales) of OREO of $0.7 million, compared to $0.9 million in the first six months of 2014. At June 30, 2015, 6 assets with a net carrying amount of $1.1 million were under contract for sale. Estimated losses, if any, with these sales have been recognized in the Consolidated Statements of Operations in the first six months of 2015. Actual gains, if any, will be recorded at the time of sale. We continued to experience stable real estate prices in 2015, especially in our metro markets. Total nonperforming assets declined 14% from $45.7 million at December 31, 2014 to $39.5 million at June 30, 2015, and represented 1.7% of total assets, an improvement from 2.1% at December 31, 2014.
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
The ALL of $20.3 million at December 31, 2014 decreased by 11% to $18.0 million at June 30, 2015. The ALL, as a percentage of loans held for investment, was 1.24% at June 30, 2015 compared to 1.50% at December 31, 2014. Net charge-offs were $0.4 million in the first six months of 2015, equal to net charge-offs of $0.4 million in the first six months of 2014. Annualized net charge-offs in the first six months of 2015 were 0.06% of average loans, compared to annualized net charge-offs of 0.07% in the same period of 2014.
Actual past due loans and loan charge-offs have declined and we continue to diligently work to improve asset quality. We believe the ALL of $18.0 million at June 30, 2015 is adequate to cover probable losses inherent in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Our judgments are based on numerous assumptions about current events that we believe to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that our ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of COB. Additional information on the ALL is presented in Note 4 to the consolidated financial statements.
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

The following table presents COB's investment in loans considered to be impaired and related information on those impaired loans as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, not individually reviewed for impairment	$4,362	$—	$4,967	$—
Impaired loans, individually reviewed, with no impairment	24,739	—	26,631	—
Impaired loans, individually reviewed, with impairment	4,567	403	7,851	418
Total impaired loans *	$33,668	403	$39,449	418

Purchased impaired loans with subsequent deterioration	$98,573	3,181	$118,701	3,237
Purchased impaired loans with no subsequent deterioration	3,542	—	4,141	—
Total Reserves		$3,584		$3,655

Average impaired loans calculated using a simple average	36,559		43,446
* Included at June 30, 2015 and December 31, 2014 were $14.2 million and $14.1 million, respectively, in restructured and performing loans.
Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of COB's customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit. At June 30, 2015, the total amount of these four items was $431.5 million, or 19% of total assets, a decrease of $4.8 million from $459.2 million, or 21% of total assets, at December 31, 2014. COB could also access $255.3 million of additional borrowings under credit lines by pledging additional collateral.
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
At June 30, 2015, $114.4 million of the investment securities portfolio was pledged to secure public deposits, $15.2 million was pledged to retail repurchase agreements and $165.4 million was pledged to others, leaving $243.0 million available as lendable collateral.

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
COB's balance sheet continued to be asset-sensitive at June 30, 2015. During 2014, $40 million in interest rate swaps to fix the interest rate on FHLB advances offset the impact of fixed rate lending, maintaining the asset sensitivity profile. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. COB's asset sensitivity is primarily derived from cash and due from banks position, variable rate commercial loans that adjust as interest rates changes and the long duration of its indeterminate term deposits. These variable rate loans are primarily funded by deposits that are not expected to reprice as quickly as the loans. Management believes COB's risk to changes in interest rates to be moderate.

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
The prompt corrective action provisions of federal law require the federal bank agencies to take prompt corrective action to resolve problems of insured depository institutions such as the Bank. The extent of these powers depends upon whether the institution is designated as well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. The minimum capital requirements to be characterized as “well-capitalized” and “adequately capitalized,” as defined by the applicable provisions of federal law, which were revised effective as of January 1, 2015, and COB and the Bank's capital ratios as of June 30, 2015 were as follows:

			Minimum Regulatory Requirement
	CommunityOne Bancorp	CommunityOne Bank	Adequately Capitalized	Well- Capitalized
Leverage capital ratio	8.50%	9.67%	4.00%	5.00%
CET1 risk-based capital ratio	11.85	13.27	4.50	6.50
Total Tier 1 risk-based capital ratio	11.85	13.27	6.00	8.00
Total risk-based capital ratio	14.28	14.49	8.00	10.00
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
Allowance for Loan Losses
The ALL, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with our best estimate of probable loan losses incurred as of the balance sheet date. We assess our ALL quarterly. This assessment includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. We have grouped our loans into pools with similar risk characteristics, including loan purpose, collateral type and borrower type. We analyze the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While we use the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used. See additional discussion under "Asset Quality".
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
Realization of Deferred Tax Assets
We regularly evaluate the likelihood that the Company will be able to realize its deferred tax assets and the need for a valuation allowance, if any. Prior to December 31, 2014, we determined that sufficient evidence was not available to conclude that it was more likely than not that all of our deferred tax assets could be realized, requiring a valuation allowance for certain of our deferred tax assets. At December 31, 2014, we determined, based on all available positive and negative evidence, that it is more likely than not that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal net operating loss carryforward and all but a small portion of our North Carolina net economic loss carryforward. As a result of this determination, $142.5 million of valuation allowance against our deferred tax assets was reversed.

Our analysis as of June 30, 2015 continues to support the position that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal net operating loss carryforward and all but a small portion of our North Carolina net economic loss carryforward.

As of June 30, 2015 and December 31, 2014 net deferred income tax assets totaling $145.2 million and $146.4 million, respectively, are recorded on the Company’s balance sheet.

On July 23, 2013, North Carolina Governor Pat McCrory signed a major tax reform bill into law that lowered the North Carolina corporate income tax rate among other things. Specifically, the corporate income tax rate was reduced from 6.9% to 6% in 2014 and to 5% in 2015. The rate will be further reduced to 4% during the 2016 tax year and to 3% for post-2016 tax years provided that specified revenue growth targets are reached. Based on projected state income tax revenues, North Carolina’s revenues will exceed the target for FYE June 30, 2015 and the income tax rates will be reduced from the current 5% rate to 4% beginning in 2016.

As of June 30, the Company estimates the rate reduction trigger will result in a $2.3 million reduction in deferred income tax receivable. The Company plans to record the impact of this legislation as a reduction in deferred income tax receivable as of September 30, 2015 and a charge to income tax expense as we believe the enactment of the additional rate reductions outlined in the North Carolina tax law will be triggered when revenue collection totals are finalized.

The Merger resulted in an ownership change for Granite Corp. under Internal Revenue Code Section 382 and the Regulations thereunder. Accordingly, the Company is required to apply a limitation against Granite Corp.’s pre-acquisition net operating loss carryforwards and net unrealized built-in losses.
Summary
Management believes the accounting estimates related to the ALL, the valuation of OREO, the carrying value of securities, purchased loan accounting, and the realization of deferred tax assets are “critical accounting estimates” because: (1) the estimates are highly susceptible to change from period to period as they require management to make assumptions concerning the changes in the types and volumes of the portfolios and anticipated economic conditions, and (2) the impact of recognizing an impairment valuation allowance or loan loss could have a material effect on the COB's assets reported on the balance sheet as well as its net earnings.

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
business combination, has the effect of increasing total book value while not increasing the tangible assets of a company.
Companies utilizing purchase accounting in a business combination, as required by GAAP, must record goodwill related to such transactions.

•	"PCNR Noninterest Expense" ("NIE") is defined as total noninterest expense reduced by credit-related and nonrecurring noninterest expense. This measure reduces noninterest expense by items which are elevated during periods of elevated problem asset activity and items which are nonrecurring in nature.

•	“PCNR Noninterest Income "("NII") is defined as total noninterest income reduced by items which are nonrecurring in nature.

•	"PCNR Earnings" is defined as income (loss), before income taxes, adjusted by credit-related and nonrecurring items, and increased by provision for loan losses or decreased by recovery of loan losses. This measure identifies the Company's pre-tax earnings excluding items which are elevated during periods of elevated problem asset activity and items which are nonrecurring in nature.

The following tables provide a more detailed analysis of these non-GAAP measures:

(dollars in thousands, except per share data)	As of and for the Six Months ended June 30, 2015	As of and for the Year ended December 31, 2014	As of and for the Six Months ended June 30, 2014
Total average shareholders' equity	$270,021	$91,151	$88,047
Less:
Average goodwill	(4,205)	(4,205)	(4,205)
Average core deposit and other intangibles	(5,371)	(6,271)	(6,589)
Average tangible shareholders' equity (non-GAAP)	$260,445	$80,675	$77,253

Total average assets	$2,224,721	$2,005,948	$1,988,524
Less:
Average goodwill	(4,205)	(4,205)	(4,205)
Average core deposit and other intangibles	(5,371)	(6,271)	(6,589)
Average tangible assets (non-GAAP)	$2,215,145	$1,995,472	$1,977,730

Total shareholders' equity	$269,786	$266,916	$92,697
Less:
Goodwill	(4,205)	(4,205)	(4,205)
Core deposit and other intangibles	(5,393)	(5,681)	(6,296)
Tangible shareholders' equity (non-GAAP)	$260,188	$257,030	$82,196

Total assets	$2,293,387	$2,215,514	$2,013,513
Less:
Goodwill	(4,205)	(4,205)	(4,205)
Core deposit and other intangibles	(5,393)	(5,681)	(6,296)
Tangible assets (non-GAAP)	$2,283,789	$2,205,628	$2,003,012

Book value per common share	$11.14	$11.04	$4.26
Effect of intangible assets	(0.39)	(0.41)	(0.48)
Tangible book value per common share (non-GAAP)	$10.75	$10.63	$3.78

(dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Income before income taxes	$3,941	$3,028	$7,879	$4,328
Plus:
Other real estate owned expense	506	954	865	1,215
Loan collection expense	313	551	613	1,208
U.S. Treasury sale expenses	—	409	—	409
Mortgage and litigation accrual	—	7	—	(68)
Branch closure and restructuring expense	—	7	—	190
Recovery of loan losses	(788)	(1,685)	(1,926)	(2,369)
Less: Securities gains, net	—	720		720
PCNR earnings (non-GAAP)	$3,972	$2,551	$7,431	$4,193

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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Sections 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934), was carried out under the supervision and with the participation of COB's Chief Executive Officer and Chief Financial Officer and several other members of senior management as of June 30, 2015, the last day of the period covered by this Quarterly Report. COB's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is (a) accumulated and communicated to management (including COB's Chief Executive Officer and Chief Financial Officer) in a timely manner, and (b) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal Control Changes
We assess the adequacy of our internal control over financial reporting quarterly and enhance our internal controls in response to internal control assessments and internal and external audit and regulatory recommendations. No control enhancements during the quarter ended June 30, 2015 have materially affected, or are reasonably likely to materially affect, COB’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
In the ordinary course of operations, COB is party to various legal proceedings. COB is not involved in, nor has it terminated during the six months ended June 30, 2015, any pending legal proceedings other than routine, nonmaterial proceedings occurring in the ordinary course of business.
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

CommunityOne Bancorp
(Registrant)

Date: August 7, 2015                    By:    /s/ DAVID L. NIELSEN
David L. Nielsen
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Bylaws of CommunityOne Bancorp
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements submitted in XBRL format